Form 10-Q
period 1995-03-31
CODORUS VALLEY BANCORP INC
filed 1995-05-08
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1995
                                        OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number      0-15536
                      Codorus Valley Bancorp, Inc.
      (Exact name of registrant as specified in its charter)
    Pennsylvania                                      23-2428543
    (State of incorporation)            (I.R.S. Employer ID No.)

    1 Manchester Street, P.O. Box 67, Glen Rock, PA    17327
    (Address of principal executive offices)          (Zip Code)
                         (717) 235-6871 or (717) 846-1970
           (Registrant's telephone number, including area code)

                         Not Applicable
(Former name, former address and former fiscal year, if changes since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes    No

              APPLICABLE ONLY TO CORPORATE ISSUERS
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
948,621    shares of $2.50 (par value) common stock were
outstanding as of  04-25-95  .

                  CODORUS VALLEY BANCORP, INC.
                            10Q INDEX


                                                             Page
                                                               #


PART I  - FINANCIAL INFORMATION:

        - Consolidated Statements of Financial Condition...    1

        - Consolidated Statements of Income................    2

        - Consolidated Statements of Cash Flows............    3

        - Notes to Consolidated Financial Statements.......    4

        - Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............    6


PART II - OTHER INFORMATION ...............................   13

Signature Page ............................................   14

                       CODORUS VALLEY BANCORP, INC.
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 Unaudited

                                         March 31,  December 31,  March 31,
                                            1995       1994        1994
                                          ---------  ---------   ---------
Assets                                         (dollars in thousands)
 Cash and due from banks:
  Interest bearing deposits with banks     $    108   $    119    $    161
  Non-interest bearing deposits and cash      5,262      4,873       4,169
 Federal funds sold                           3,250      1,850         800
 Securities available for sale               54,817     53,717      57,306
 Loans                                      153,907    150,637     144,157
 Less-allowance for loan losses              (2,245)    (2,249)     (2,007)
                                           --------   --------    --------
   Total net loans                          151,662    148,388     142,150
 Premises and equipment                       3,251      3,301       3,298
 Interest receivable                          1,648      1,639       1,627
 Other assets                                 1,473      2,110       1,672
                                           --------   --------    --------
   Total assets............................$221,471   $215,997    $211,183
                                           ========   ========    ========
Liabilities
 Deposits
  Non-interest bearing demand              $ 15,296   $ 15,177    $ 13,368
  NOW                                        20,217     20,375      21,105
  Insured money fund                         25,143     29,347      30,898
  Savings                                    22,236     22,497      23,451
  Time CD's less than $100,000              104,826     98,822      90,739
  Time CD's $100,000 and above               13,675     10,678      11,944
                                           --------   --------    --------
   Total deposits                           201,393    196,896     191,505
 Interest payable                               866        852         976
 Accrued expenses and other liabilities         537        377         462
                                           --------   --------    --------
   Total liabilities....................... 202,796    198,125     192,943

Stockholders' Equity
 Series preferred stock, par value $2.50
  per share; 1,000,000 shares authorized;
  0 shares issued and outstanding                 0          0           0
 Common stock, par value $2.50 per share;
  10,000,000 shares authorized;  958,623
  shares issued for 1995, 958,621 for
  December 1994, and 958,472 for March 1994   2,396      2,396       2,396
 Capital surplus                              4,428      4,428       4,424
 Retained earnings                           12,318     11,932      11,105
 Net unrealized gains(losses) on securities
  available for sale, net of taxes             (197)      (884)        315
 Less: Treasury stock, 10,002 common shares    (270)         0           0
                                           --------   --------    --------
  Total stockholders' equity...............  18,675     17,872      18,240
   Total liabilities and stockholders'
    equity.................................$221,471   $215,997    $211,183
                                           ========   ========    ========
See accompanying notes.

                       CODORUS VALLEY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                 Unaudited
                                                       Three months ended
                                                            March 31,
(dollars in thousands, except per share data)           1995        1994
Interest Income                                       ------      ------
 Interest and fees from loans                         $3,442      $2,960
 Interest from federal funds sold and interest
  bearing deposits with banks                             33          29
 Interest and dividends from securities:
  Taxable interest income                                750         760
  Tax-exempt interest income                              76          62
 Dividend income                                          14          15
                                                      ------      ------
   Total interest income.............................. 4,315       3,826
Interest Expense
 NOW                                                     126         132
 Insured money fund                                      203         219
 Savings                                                 144         149
 Time CD's less than $100,000                          1,353       1,064
 Time CD's $100,000 and above                            171         129
                                                      ------      ------
  Total interest expense on deposits                   1,997       1,693
  Interest expense on short-term borrowings                0           1
                                                      ------      ------
  Total interest expense.............................. 1,997       1,694
                                                      ------      ------
  Net interest income................................. 2,318       2,132
Provision for Loan Losses                                  1          55
                                                      ------      ------
  Net interest income after provision for loan losses  2,317       2,077
Non-interest Income
 Trust income                                             58          88
 Service charges on deposit accounts                      94          88
 Other service charges and fees                           62          49
 Gain (loss) on sales of securities                      (62)          0
                                                      ------      ------
  Total non-interest income                              152         225
Non-interest Expense
 Salaries and benefits                                   839         764
 Occupancy of premises                                   106         126
 Furniture and equipment                                 156         137
 FDIC deposit insurance                                  111         109
 Professional and legal                                   (5)         29
 Marketing and advertising                                45          53
 Acquired real estate, net                                35          49
 Other                                                   327         273
                                                      ------      ------
 Total non-interest expense                            1,614       1,540

 Income before income taxes                              855         762
Provision for Income Taxes                               251         234
                                                      ------      ------
  Net income..........................................$  604      $  528
                                                      ======      ======
  Net income per common share..........................$0.61       $0.52
                                                       =====       =====
See accompanying notes.

                       CODORUS VALLEY BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Unaudited
                                                         Three months ended
                                                              March 31,
                                                           1995       1994
                                                          ------   -------
Cash Flows From Operating Activities:                (dollars in thousands)
 Net Income                                               $  604   $   528
 Adjustments to reconcile net income
  to net cash provided by operations:
   Depreciation                                               92        81
   Provision for loan losses                                   1        55
   Provision for losses on assets acquired in foreclosure     30        38
   Loss on sales of securities                                62         0
   (Increase) decrease in interest receivable                 (9)      (74)
   (Increase) decrease in other assets                       253      (118)
   Increase (decrease) in interest payable                    14       (13)
   Increase (decrease) in other liabilities                  160       258
   Other, net                                                  9        15
                                                          ------   -------
    Net cash provided by operating activities............. 1,216       770

Cash Flows From Investing Activities:
 Proceeds from sales of securities available for sale      2,345         0
 Proceeds from maturities and calls of securities
   available for sale                                      1,712     4,773
 Purchase of securities available for sale                (4,207)   (6,214)
 Net increase in loans made to customers                  (3,349)   (3,710)
 Proceeds from loan sales                                     94        84
 Purchases of premises and equipment                         (42)     (170)
 Proceeds from sale of assets acquired in foreclosure          0       214
                                                          ------   -------
   Net cash used in investing activities..................(3,447)   (5,023)

Cash Flows From Financing Activities:
 Net increase (decrease) in demand and savings deposits   (4,504)      (71)
 Net increase (decrease) in time deposits                  9,001    (1,149)
 Dividends paid                                             (218)     (220)
 Payment to repurchase common stock                         (270)        0
                                                          ------   -------
    Net cash (used in) provided by financing activities... 4,009    (1,440)
                                                          ------   -------

    Net increase (decrease) in cash and cash equivalents.. 1,778    (5,693)
    Cash and cash equivalents at beginning of year........ 6,842    10,823

    Cash and cash equivalents at March 31,................$8,620   $ 5,130
                                                          ======   =======
Supplemental Disclosures:
 Interest payments                                        $1,983    $1,706
 Income tax payments                                          $0        $0

See accompanying notes.

                       CODORUS VALLEY BANCORP, INC.

Notes to Consolidated Financial Statements


Note 1-General

   The interim financial statements are unaudited. However, they reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial condition and results of operations for the reported periods, and are of a normal and recurring nature.

   These statements should be read in conjunction with notes to the financial statements contained in the 1994 Annual Report to Stockholders.

   No shares of common stock are reserved for issuance in the event of conversions or the exercise of warrants, options or other rights.

   The results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

Note 2-Summary of Significant Accounting Policies

   Allowance for Loan Losses - Management considers the allowance for loan losses (reserve) to be adequate at this time.

   Per Share Computations - All per share computations include the retroactive effect of stock dividends, including the 5% stock dividend declared on April 11, 1995.

   Reclassifications - Certain reclassifications have been made to the 1994 consolidated financial statements to conform with the 1995 presentation.


Note 3-Impaired Loans

   On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure." Under Statement No. 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due. The Statement requires that impaired loans be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than its recorded investment a creditor must recognize an impairment by creating, or adjusting, a valuation allowance with a corresponding charge to loan loss expense. The Corporation uses the cash basis method to recognize interest income on loans that are impaired. All of the Corporation's impaired loans were on a non-accrual status for all reported periods. Additional information regarding impaired loans is provided in the schedule that follows.

                       CODORUS VALLEY BANCORP, INC.

Note 3-Impaired Loans, continued

                                  March 31,  December 31,  March 31,
   (dollars in thousands)           1995        1994         1994
                                   ------      ------       ------
    Impaired loans                 $2,070      $1,766         $997

    Amount of impaired loans that
      have a related allowance     $2,070      $1,766         $997
    Amount of impaired loans with
      no related allowance             $0          $0           $0

    Allowance for impaired loans     $382        $299         $135

                                          For the three month period ended
                                                      March 31,
                                                  1995        1994
                                                 ------      ------
    Average investment in impaired loans         $1,745        $599
    Interest income recognized on
      impaired loans (all cash-basis method)        $12          $3


Note 4-Analysis of Allowance for Loan Losses

   Changes in the allowance for loan losses for the three month period ended March 31, were as follows:

     (dollars in thousands)                      1995     1994
                                                ------   ------
    Balance-January 1,                          $2,249   $2,000
    Provision charged to operating expense           1       55
    Loans charged off                              (20)     (48)
    Recoveries                                      15        0
                                                ------   ------
    Balance-March 31,                           $2,245   $2,007
                                                ======   ======
                                     5

                       CODORUS VALLEY BANCORP, INC.


Management's Discussion of Consolidated Financial Condition and
Results of Operations


Three months ended March 31, 1995
compared to three months ended March 31, 1994

RESULTS OF OPERATIONS

Net income for the current three month period was $604,000 representing a $76,000 or 14% increase above the $528,000 earned for the same period in 1994. The $76,000 increase was attributable to an increase in net interest income from improved yields on a larger volume of loans. Earnings per share, adjusted for both periods to give retroactive effect to a 5% stock dividend declared on April 11, 1995, was $.61 on March 31, 1995, compared to $.52 on March 31, 1994. For the three month period (annualized) of 1995, return on average assets (ROA) and return on average equity (ROE) were 1.1% and 13.3%, respectively, compared to 1% and 11.4%, respectively, for 1994.

At March 31, 1995, total assets were $221 million, reflecting a $10 million or 5% increase above March 31, 1994. Book value per share, adjusted for both periods to give retroactive effect to a 5% stock dividend declared on April 11, 1995, was $18.75 on March 31, 1995, compared to $18.13 on March 31, 1994.
The Corporation's capital remained sound as evidenced by a Tier I Risk-Based Capital Ratio of 13% at March 31, 1995.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, follows.

The trend of rising market interest rates which began in February 1994, continued into early 1995, then gradually declined over the remainder of the first quarter. The interest rate decline was in response to weaknesses in the national economy, and a low rate of inflation. This resulted from the cumulative effect of seven interest rate increases, totalling three percentage points (e.g., 300 basis points), by the Federal Reserve's Open Market Committee ("FOMC") between February 1994 and January 1995.

Total interest income for the current three month period was $4,315,000, up $489,000 or 12.8% from the $3,826,000 earned in the same period of last year. The $489,000 increase in interest income was due primarily to improved yields on a larger volume of loans. Total loans outstanding averaged $151.8 million during the current quarter, representing a $9.9 million or 7% increase above the first quarter in 1994. Growth in the consumer loan portfolio, comprised of mortgage loans and installment loans, outpaced growth in the commercial loan portfolio.

                       CODORUS VALLEY BANCORP, INC.


Total interest expense for the current quarter was $1,997,000, up $303,000 or 17.9% compared to $1,694,000 incurred for the same period of 1994. The $303,000 increase in interest expense was due to higher rates on a larger volume of deposits. During the current period, rates paid on interest bearing demand and savings deposits were comparable to 1994; however, rates paid on time deposits increased significantly in response to rising market interest rates. The rate spread on time deposits induced many customers to sacrifice liquidity for yield. Total interest bearing deposits averaged $184.4 million during the current quarter, representing a $6.7 million or 3.8% increase above the first quarter in 1994. Based on customer perceptions of rising market interest rates, the variable rate and adjustable rate time deposit accounts experienced rapid growth during the current period.

Net interest income was $2,318,000 for the current quarter, up $186,000 or 8.7% above the first quarter in 1994, as income from loans outpaced funding costs. In the period ahead, net interest income is expected to grow, although margins may narrow, based on anticipated loan growth and relatively stable market interest rates.
The provision (expense) for possible loan losses was $1,000 for the current three month period which was $54,000 below the $55,000 incurred for the first quarter in 1994. A smaller provision expense was recorded in the current period because the allowance for loan losses (reserve) was deemed adequate based upon a recent evaluation.
Total non-interest income for the current three month period was $152,000, down $73,000 or 32% below the $225,000 earned for the same period in 1994. The $73,000 decrease in the current period was caused by two factors. First, trust income was below the prior year due to a reduction in the estate fee component which is earned periodically. The investment services fee component of total trust income was also a factor. Second, the current period contained a loss from the sale of investment securities. Approximately $2.4 million in low yielding securities were exchanged for higher yielding securities to improve overall portfolio yield. The income produced from the higher yielding securities will more than offset the loss in 1995. To achieve comparability in non-interest income from normal operations, it is necessary to exclude the relatively infrequent $62,000 loss on the sale of securities from current period income. On an adjusted basis, total non-interest income for the current quarter decreased $11,000 or 5% below the first quarter of 1994. In the period ahead non-interest income, excluding the infrequent loan loss, is expected to be less than the prior period due to the timing of trust fee income recognition.

Total non-interest expenses for the current quarter were $1,614,000, up $74,000 or 4.8% above the $1,540,000 incurred for the same period in 1994. Generally, the increase in total non-interest expenses was attributable to normal business growth and branch office expansion.
In April 1994, the Corporation's financial subsidiary, Peoples Bank of Glen Rock, added a seventh full service banking office. The current period reflects the financial impact of this long term investment. In the period ahead, total non-interest expenses are expected to increase to support planned business growth.

                       CODORUS VALLEY BANCORP, INC.


The provision for income taxes in the current period increased $17,000 or 7% above the same quarter in 1994 due primarily to greater pretax earnings.


CREDIT RISK AND LOAN QUALITY

Table 1, Nonperforming Assets and Past Due Loans, depicts an upward trend in the volume of nonperforming assets, and related ratios. An explanation for this trend is provided below.

Total impaired loans, the major component of total nonperforming assets, increased $1,073,000 or 108% since March 31, 1994 to a level of $2,070,000.
Most of the overall increase can be explained by two large transactions which occurred in 1994. First, a single commercial loan account for $575,000 was classified to nonaccrual status ( e.g., impaired) in December 1994. Second, five accounts associated with the second quarter 1994 loan loss were classified at that time to nonaccrual status. At March 31, 1995 these five accounts totalled $553,000. At March 31, 1995, total impaired loans were comprised of sixteen loans (aggregated by customer) primarily for commercial purposes. Individual loan characteristics vary widely within different industries and indebtedness ranges from $11,000 to $575,000. Impaired loans are generally collateralized by real estate assets. Efforts to modify contractual terms for individual accounts or liquidate collateral assets are proceeding as quickly as potential buyers can be located and legal constraints permit.

The other component of nonperforming assets, assets acquired in foreclosure (net of a related reserve) declined slightly since the beginning of the year. Assets acquired (also known as OREO) consist primarily of improved real estate from six commercial loan customers in unrelated businesses. Generally Accepted Accounting Principles require that assets taken in satisfaction of debt be accounted for, on an individual asset basis, at the lower of (a) fair value minus estimated costs to sell or (b) cost. Accordingly, the Corporation recorded a $30,000 loss provision for the first three months of 1995, compared to $37,500 for 1994, to reflect a decline in the estimated fair value of assets acquired. Efforts to liquidate assets acquired are proceeding as quickly as potential buyers can be located and legal constraints permit.

At March 31, 1995, loans past due 90 days or more and still accruing interest totalled $140,000, down notably since the beginning of the year.
Approximately $99,000 of the total amount of past due loans was attributable to two unrelated commercial loan accounts. Generally, loans in this category are well collaterized and in the process of collection.

Table 2, Analysis of Allowance for Loan Losses, depicts a $2,245,000 allowance (reserve) at March 31, 1995, which is 1.46% of total loans. The current allowance was increased above the prior period to support a larger

                       CODORUS VALLEY BANCORP, INC.


volume of loans. Based on a recent evaluation of potential loan losses, management believes that the allowance is adequate to support any reasonably foreseeable level of losses that may arise. Ultimately, however, the adequacy of the allowance is largely dependent upon future economic factors beyond the Corporation's control. With this in mind, additions to the allowance for loan losses may be required in future periods.


LIQUIDITY

The loan-to-deposit ratio was 76% at March 31, 1995, compared to 77% at December 31, 1994, and 75% at March 31, 1994. The ratio for all periods was within the 70-80% range that the Corporation uses for liquidity policy purposes.


STOCKHOLDERS' EQUITY (CAPITAL)

Total stockholders' equity, or capital, was $18,675,000 at March 31, 1995, compared to $17,872,000 at December 31, 1994, and $18,240,000 at March 31,
1994. Equity growth since December 31, 1994, was due to earnings retention from profitable operations and a reduction in unrealized losses, net of taxes, on securities available for sale. The decrease in stockholders' equity from March 31, 1994 to December 31, 1994, was due to: a second quarter net operating loss; branch office expansion; and unrealized losses, net of taxes, on securities available for sale.

On April 11, 1995, the Board of Directors declared a regular quarterly cash dividend of $.15 per share, payable on or before May 9, 1995, to stockholders of record April 25, 1995.

Also on April 11, 1995, the Board declared a 5% stock dividend payable on June 8, 1995, to stockholders of record April 25, 1995. The stock dividend is another method of enhancing the value of stockholder investment. Stock certificates, for whole shares, will be mailed on June 8, 1995 to stockholders not participating in the Corporation's Dividend Reinvestment and Stock Purchase Plan ("DRSPP") and a check will be issued for the value of any fractional share. Stockholders participating in the DRSPP will have full and fractional shares, from the stock dividend, credited to their account. The 5% stock dividend will result in the issuance of approximately 47,431 shares of stock, which includes 10,002 common shares held in treasury.

Book value per share was $18.75 at March 31, 1995, compared to $17.77 at December 31, 1994, and $18.13 at March 31, 1994. Per share amounts, for all periods, were adjusted to give retroactive effect to the 5% stock dividend declared on April 11, 1995.

                       CODORUS VALLEY BANCORP, INC.


At March 31, 1995, the Corporation's tier I risk-based capital ratio was 12.96% and its total risk-based capital ratio was 14.21%. Both capital ratios exceeded the minimum federal regulatory requirements of 4% and 8%, respectively.

Recently the Corporation's financial services subsidiary, Peoples Bank of Glen Rock (the "Bank"), received all required regulatory approvals to establish a full service banking office near the community of Shrewsbury, Pennsylvania. As previously reported in the 1994 Annual Report to Stockholders, the planned opening is scheduled for early 1996. It is probable that this project will be financed internally with funds from profitable operations. In addition, the Bank also received all required regulatory approvals to establish a limited banking service arrangement (our second) for the residents of Country Meadows Retirement Community of York, Pennsylvania. Future expenditures relative to the limited banking service arrangement are expected to be immaterial.

Management recently announced that it was authorized by the Board of Directors to determine the feasibility and design for a new corporate headquarters building. A tentative site for the proposed project is Leader Heights, Pennsylvania, on real estate owned by the Bank adjacent to its Data-Operations Center. Initial plans call for the Bank to use a major portion of the building and lease the remaining space as a source of revenue. Preliminary cost estimates to construct and furnish a suitable facility range from $3.5 to $4.5 million. Funding options are being reviewed by management. A new headquarters facility is deemed necessary to support current and future business growth in a cost effective manner.

Long term investments in facilities, equipment and furniture, and systems could reduce Corporate net income and capital growth in the short term. However, these capital expenditures are deemed necessary to grow market share and net income over the long term. We believe that these investments are an important part of the overall strategy to achieve the goal of enhancing long term shareholder value.


OTHER MATTERS

A routine examination of Peoples Bank of Glen Rock by the Federal Deposit Insurance Corporation, which commenced in January 1995, was completed during the first quarter. The examination date was for the period ended December 31, 1994. Based on information given to management, no significant exceptions were noted.

A routine examination of the Corporation by the Federal Reserve Bank of Philadelphia, which commenced in April 1995, was recently completed. The examination date was for the period ended December 31, 1994. Based on information given to management, no significant exceptions were noted.

                       CODORUS VALLEY BANCORP, INC.

Table 1-Nonperforming Assets and Past Due Loans

                                     March 31,   December 31,   March 31,
(dollars in thousands)                 1995          1994         1994
                                      ------        ------       ------
Impaired loans                        $2,070        $1,766         $997
Assets acquired in foreclosure,
  net of reserve                         640           670          793
                                      ------        ------       ------
  Total nonperforming assets          $2,710        $2,436       $1,790
                                      ======        ======       ======
Loans past due 90 days or more
 and still accruing interest            $140          $522         $300

Ratios:

Impaired loans as a % of
 total period-end loans                1.34%          1.17%         0.69%

Nonperforming assets as a % of
 total period-end loans and net
 assets acquired in foreclosure        1.75%          1.61%         1.23%

Nonperforming assets as a % of
 total period-end stockholders'
 equity                               14.51%         13.63%         9.81%

Allowance for loan losses as a
 multiple of impaired loans            1.1x            1.3x          2.0x

Interest not recognized on impaired
loans at period-end:(1)

Contractual interest due               $162           $125           $47
Interest revenue recognized              12             23             3
                                       ----           ----           ---
Interest not recognized in operations  $150           $102           $44
                                       ====           ====           ===
(1) This table includes interest not recognized on loans which were classified as impaired at period-end. While every effort is being made to collect this interest revenue, it is probable a portion will never be recovered.

                       CODORUS VALLEY BANCORP, INC.

Table 2-Analysis of Allowance for Loan Losses


 (dollars in thousands)                          1995     1994
                                                ------   ------
 Balance-January 1,                             $2,249   $2,000

 Provision charged to operating expense              1       55

 Loans charged off:
   Commercial                                        0       42
   Real estate-mortgage                              0        0
   Consumer                                         20        6
                                                ------   ------
     Total loans charged off                        20       48

 Recoveries:
   Commercial                                        8        0
   Real estate-mortgage                              0        0
   Consumer                                          7        0
                                                ------   ------
     Total recoveries                               15        0
                                                ------   ------
     Net charge-offs                                 5       48

 Balance-March 31,                              $2,245   $2,007
                                                ======   ======
 Ratios:

 Net charge-offs (annualized) to average
   total loans                                   0.01%     0.14%
 Allowance for loan losses to total loans
   at period-end                                 1.46%     1.39%

                       CODORUS VALLEY BANCORP, INC.


 PART II - Other Information:

Item 1. Legal Proceedings

Except as previously reported, in the opinion of the management of the Corporation and the Bank, there are no proceedings pending to which the Corporation and the Bank is a party or to which their property is subject, which, if determined adversely to the Corporation and the Bank, would be material in relation to the Corporation's and the Bank's undivided profits or financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of the Corporation and the Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and the Bank by government authorities.


Item 2. Changes in Securities  -  Nothing to report.

Item 3. Defaults Upon Senior Securities - Nothing to report.

Item 4. Submission of Matters to a Vote of Security Holders -
          Nothing to report.

Item 5. Other Information - Nothing to report.


Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits - None.

         (b) Reports on Form 8-K - none.

                       CODORUS VALLEY BANCORP, INC.

                              Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Codorus Valley Bancorp, Inc.
                                        (Registrant)


                                   /s/ Larry J. Miller
                                 By_____________________________
                                   (principal executive officer)
                                     Larry J. Miller,
                                     President & CEO

                                 Date:  May 8, 1995


                                   /s/ Jann A. Weaver
                                 By_____________________________
                                   (principal financial and
                                    accounting officer)
                                     Jann A. Weaver,
                                     Assistant Treasurer &
                                     Assistant Secretary

                                 Date:  May 8, 1995