Form 10-Q
period 1995-06-30
CODORUS VALLEY BANCORP INC
filed 1995-08-04
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1995
                                        OR
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

              APPLICABLE ONLY TO CORPORATE ISSUERS
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
 995,785   shares of $2.50 (par value) common stock were
outstanding as of  07-25-95  .

                  CODORUS VALLEY BANCORP, INC.
                            10Q INDEX


                                                             Page
                                                               #


PART I  - FINANCIAL INFORMATION:

        - Consolidated Statements of Financial Condition...    1

        - Consolidated Statements of Income................    2

        - Consolidated Statements of Cash Flows............    3

        - Notes to Consolidated Financial Statements.......    4

        - Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............    6


PART II - OTHER INFORMATION ...............................   14

Signature Page ............................................   16

                       CODORUS VALLEY BANCORP, INC.
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 Unaudited

                                          June 30,  December 31,  June 30,
                                            1995       1994        1994
                                          ---------  ---------   ---------
Assets                                         (dollars in thousands)
 Cash and due from banks:
  Interest bearing deposits with banks     $    319   $    119    $    174
  Non-interest bearing deposits and cash      5,444      4,873       5,208
 Federal funds sold                           4,400      1,850       3,400
 Securities available for sale               59,850     53,717      54,780
 Loans                                      155,909    150,637     144,618
 Less-allowance for loan losses              (2,152)    (2,249)     (1,856)
                                           --------   --------    --------
   Total net loans                          153,757    148,388     142,762
 Premises and equipment                       3,206      3,301       3,462
 Interest receivable                          1,674      1,639       1,654
 Other assets                                 1,409      2,110       1,890
                                           --------   --------    --------
   Total assets............................$230,059   $215,997    $213,330
                                           ========   ========    ========
Liabilities
 Deposits
  Non-interest bearing demand              $ 14,935   $ 15,177    $ 15,470
  NOW                                        19,141     20,375      20,538
  Insured money fund                         26,299     29,347      33,114
  Savings                                    21,910     22,497      23,751
  Time CD's less than $100,000              110,880     98,822      91,668
  Time CD's $100,000 and above               16,061     10,678      10,560
                                           --------   --------    --------
   Total deposits                           209,226    196,896     195,101
 Interest payable                               810        852         868
 Accrued expenses and other liabilities         249        377        (196)
                                           --------   --------    --------
   Total liabilities....................... 210,285    198,125     195,773

Stockholders' Equity
 Series preferred stock, par value $2.50
  per share; 1,000,000 shares authorized;
  0 shares issued and outstanding                 0          0           0
 Common stock, par value $2.50 per share;
  10,000,000 shares authorized;  995,785
  shares issued and outstanding for 1995
  and 958,621 for 1994.                       2,489      2,396       2,396
 Capital surplus                              5,194      4,428       4,428
 Retained earnings                           11,645     11,932      10,843
 Net unrealized gains(losses) on securities
  available for sale, net of taxes              446       (884)       (110)
                                           --------   --------    --------
  Total stockholders' equity...............  19,774     17,872      17,557
   Total liabilities and stockholders'
    equity.................................$230,059   $215,997    $213,330
                                           ========   ========    ========
See accompanying notes.

                       CODORUS VALLEY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                 Unaudited

                                                       Three months ended      Six months ended
                                                            June 30,               June 30,
(dollars in thousands, except per share data)           1995        1994       1995        1994
                                                      ------      ------     ------      ------

Interest Income
 Interest and fees from loans                         $3,605      $3,053     $7,047      $6,013
 Interest from federal funds sold and interest
  bearing deposits with banks                             82          19        115          48
 Interest and dividends from securities:
  Taxable interest income                                780         740      1,530       1,500
  Tax-exempt interest income                              71          59        147         121
 Dividend income                                          12           8         26          23
                                                      ------      ------     ------      ------
   Total interest income.............................. 4,550       3,879      8,865       7,705

Interest Expense
 NOW                                                     127         133        253         265
 Insured money fund                                      194         236        397         455
 Savings                                                 142         152        286         301
 Time CD's less than $100,000                          1,497       1,047      2,850       2,111
 Time CD's $100,000 and above                            214         108        385         237
                                                      ------      ------     ------      ------
  Total interest expense on deposits                   2,174       1,676      4,171       3,369
  Interest expense on short-term borrowings                0           0          0           1
                                                      ------      ------     ------      ------
  Total interest expense.............................. 2,174       1,676      4,171       3,370
                                                      ------      ------     ------      ------
  Net interest income................................. 2,376       2,203      4,694       4,335
Provision for Loan Losses                                 31       1,039         32       1,094
                                                      ------      ------     ------      ------
  Net interest income after provision for loan losses  2,345       1,164      4,662       3,241

Non-interest Income
 Trust income                                             72          90        130         178
 Service charges on deposit accounts                     104          90        198         178
 Other service charges and fees                           62          50        124          99
 Gain (loss) on sales of securities                        0           0        (62)          0
                                                      ------      ------     ------      ------
  Total non-interest income                              238         230        390         455

Non-interest Expense
 Salaries and benefits                                   877         759      1,716       1,523
 Occupancy of premises                                   107         108        213         234
 Furniture and equipment                                 152         160        308         297
 FDIC deposit insurance                                  111         108        222         217
 Professional and legal                                   56          40         51          69
 Marketing and advertising                                57          77        102         130
 Acquired real estate, net                                 2          38         37          87
 Other                                                   337         308        664         581
                                                      ------      ------     ------      ------
 Total non-interest expense                            1,699       1,598      3,313       3,138

 Income (loss) before income taxes                       884        (204)     1,739         558
Provision for Income Taxes                               279         (67)       530         167
                                                      ------      ------     ------      ------
  Net income (loss)...................................$  605      $ (137)    $1,209      $  391
                                                      ======      ======     ======      ======

  Net income (loss) per common share...................$0.61      ($0.14)     $1.21       $0.39
                                                       =====       =====      =====       =====
See accompanying notes.


                       CODORUS VALLEY BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Unaudited
                                                          Six months ended
                                                              June 30,
                                                           1995       1994
                                                          ------   -------
Cash Flows From Operating Activities:                (dollars in thousands)
 Net Income                                               $1,209   $   391
 Adjustments to reconcile net income
  to net cash provided by operations:
   Depreciation                                              186       176
   Provision for loan losses                                  32     1,094
   Provision for losses on assets acquired in foreclosure     30        63
   Loss on sales of securities                                62         0
   (Increase) decrease in interest receivable                (35)     (101)
   (Increase) decrease in other assets                        44        47
   Increase (decrease) in interest payable                   (42)     (121)
   Increase (decrease) in other liabilities                 (128)     (400)
   Other, net                                                (10)       61
                                                          ------   -------
    Net cash provided by operating activities............. 1,348     1,210

Cash Flows From Investing Activities:
 Proceeds from sales of securities available for sale      2,345         0
 Proceeds from maturities and calls of securities
   available for sale                                      6,288     9,928
 Purchase of securities available for sale               (12,864)   (9,564)
 Net increase in loans made to customers                  (5,997)   (5,765)
 Proceeds from loan sales                                    454       330
 Purchases of premises and equipment                         (91)     (429)
 Proceeds from sale of assets acquired in foreclosure        145       214
                                                          ------   -------
   Net cash used in investing activities..................(9,720)   (5,286)

Cash Flows From Financing Activities:
 Net increase (decrease) in demand and savings deposits   (5,111)    3,980
 Net increase (decrease) in time deposits                 17,441    (1,604)
 Proceeds from issuance of common stock                        0         4
 Dividends paid                                             (361)     (345)
 Cash paid in lieu of fractional shares                       (6)        0
 Payment to repurchase common stock                         (270)        0
                                                          ------   -------
    Net cash (used in) provided by financing activities...11,693     2,035
                                                          ------   -------

    Net increase (decrease) in cash and cash equivalents.. 3,321    (2,041)
    Cash and cash equivalents at beginning of year........ 6,842    10,823

    Cash and cash equivalents at June 30,................$10,163   $ 8,782
                                                         =======   =======
Supplemental Disclosures:
 Interest payments                                        $4,213    $3,490
 Income tax payments                                        $610      $542

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

   The results of operations for the six month period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

Note 2-Summary of Significant Accounting Policies

   Allowance for Loan Losses - Management considers the allowance for loan losses (reserve) to be adequate at this time.

   Per Share Computations - All per share computations include the retroactive effect of stock dividends.

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

                       CODORUS VALLEY BANCORP, INC.

Note 3-Impaired Loans, continued

                                   June 30,  December 31,   June 30,
   (dollars in thousands)           1995        1994         1994
                                   ------      ------       ------
    Impaired loans                 $2,381      $1,766       $1,041

    Amount of impaired loans that
      have a related allowance     $2,381      $1,766       $1,041
    Amount of impaired loans with
      no related allowance             $0          $0           $0

    Allowance for impaired loans     $367        $299         $107

                                          For the six month period ended
                                                      June 30,
                                                  1995        1994
                                                 ------      ------
    Average investment in impaired loans         $2,012        $881
    Interest income recognized on
      impaired loans (all cash-basis method)        $11         $10


Note 4-Analysis of Allowance for Loan Losses

   Changes in the allowance for loan losses for the six month period ended June 30, were as follows:

     (dollars in thousands)                      1995     1994
                                                ------   ------
    Balance-January 1,                          $2,249   $2,000
    Provision charged to operating expense          32    1,094
    Loans charged off                             (208)  (1,238)
    Recoveries                                      79        0
                                                ------   ------
    Balance-June 30,                            $2,152   $1,856
                                                ======   ======

                       CODORUS VALLEY BANCORP, INC.


Management's Discussion of Consolidated Financial Condition and
Results of Operations

The consolidated earnings of Codorus Valley Bancorp, Inc. (the Corporation), were derived from the operations of its wholly-owned subsidiary, Peoples Bank of Glen Rock (the Bank). The objective of this discussion is to enhance the reader's understanding of the financial statements, notes to financial statements, and tables appearing elsewhere in this report.


Three months ended June 30, 1995
compared to three months ended June 30, 1994

RESULTS OF OPERATIONS

Net income for the current three month period was $605,000, compared to a $137,000 net loss for the same period in 1994. The unusual net loss in the prior period was the result of loan losses directly attributable to a former Bank officer. For comparative purposes, net income for the second quarter of 1994 would have approximated $501,000 absent the unusual loan loss. Barring the sharp reduction in the provision expense for loan losses in the current period, higher net interest income was the main source of improved Corporate profits.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, follows.

Total interest income for the current three month period was $4,550,000, up $671,000 or 17.3% above the $3,879,000 earned in the same period of 1994.
The $671,000 increase in interest income was due primarily to improved yields on a larger volume of loans. Total loans outstanding averaged $153.7 million during the current quarter, representing a $8.9 million or 6% increase above the second quarter in 1994. Growth in the consumer loan portfolio, comprised of mortgage loans and installment loans, outpaced growth in the commercial loan portfolio.

Total interest expense for the current three month period was $2,174,000, up $498,000 or 29.7% above the $1,676,000 incurred for the same period in 1994. The $498,000 increase in interest expense was caused by higher rates paid on a larger volume of certificates of deposit ("CD's"). Total interest bearing deposits averaged $189.7 million during the current quarter, representing a $10.6 million or 5.9% increase above the second quarter of 1994.

Net interest income was $2,376,000 for the current quarter, up $173,000 or 7.9% above the second quarter in 1994, as interest income from loans outpaced funding costs.

                       CODORUS VALLEY BANCORP, INC.


The provision expense for loan losses was $31,000 for the current quarter and was incurred primarily to support loan growth. Comparatively, the provision expense for the second quarter of 1994 was $1,039,000 which reflected the unusual loan loss previously described.

Total non-interest income for the current three month period was $238,000, up $8,000 or 3.5% above the $230,000 earned for the same period in 1994 due to normal business growth.

Total non-interest expense for the current quarter was $1,699,000, up $101,000 or 6.3% above the $1,598,000 incurred for the same period in 1994. The increase in total non-interest expense was primarily the result of greater salaries and benefits expenses incurred to support normal business growth, branch office expansion, and added control functions.

The provision for income taxes in the current quarter increased $346,000 above the same quarter in 1994 due to the level of pretax earnings.


Six months ended June 30, 1995
compared to six months ended June 30, 1994

RESULTS OF OPERATIONS

Net income for the current six month period was $1,209,000. Comparatively, the Corporation earned $391,000 for the first six months of 1994, which included an unusual $137,000 net loss for the second quarter from loan losses directly attributable to a former Bank officer. For comparative purposes, net income for the first six months of 1994 would have approximated $1,105,000 absent the unusual loan loss. Earnings per share, adjusted for both periods to give retroactive effect to the 5% stock dividend declared on April 11, 1995, was $1.21 on June 30, 1995, compared to $.39 on June 30, 1994. For the six month period (annualized) of 1995, return on average assets (ROA) and return on average equity (ROE) were 1.1% and 13%, respectively, compared to 0.7% and 8.1%, respectively, for 1994.

At June 30, 1995, total assets were $230 million, reflecting a $17 million or 8% increase above June 30, 1994. Book value per share, adjusted for stock dividends, was $19.86 on June 30, 1995, compared to $17.46 on June 30, 1994. The Corporation's capital remained sound as evidenced by a Tier I Risk-Based Capital Ratio of 12.9% at June 30, 1995.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, follows.

Since early January 1995, market interest rates experienced a downward trend from their sharp ascent in 1994. The decline in market interest rates was in response to weaknesses in the national economy and low inflation.

                       CODORUS VALLEY BANCORP, INC.


Total interest income for the current six month period was $8,865,000, up $1,160,000 or 15.1% above the $7,705,000 earned in the same period of last year. The $1,160,000 increase in interest income was due primarily to improved yields on a larger volume of loans. Total loans outstanding averaged $152.8 million during the current six month period at an average taxable equivalent yield of 8.38%. Comparatively, total loans outstanding averaged $143.5 million at an average taxable equivalent yield of 7.6% for the same period in 1994. Growth in the consumer loan portfolio, comprised of mortgage loans and installment loans, outpaced growth in the commercial loan portfolio. Loan demand is expected to be weak in the upcoming quarter due primarily to the summer vacation season.

Total interest expense for the current six month period was $4,171,000, up $801,000 or 23.8% above the $3,370,000 incurred for the same period in 1994. The $801,000 increase in interest expense was due to higher rates on a larger volume of deposits. During the current period, rates paid on interest bearing demand and savings deposits were comparable to 1994; however, rates paid on time deposits were higher due to market forces. Total interest bearing deposits averaged $187.1 million during the current six month period at an average rate of 4.5%. Comparatively, total interest bearing deposits averaged $178.3 million at an average rate of 3.8% for the same period in 1994. Deposit growth is expected to slow in the period ahead presuming that CD rates decline in response to market interest rates, which are projected to be relatively stable or moderately decline.

Net interest income was $4,694,000 for the current period, up $359,000 or 8.3% above the same period in 1994, as income from loans outpaced funding costs. The net yield on earning assets was 4.59% for the first six months of 1995 compared to 4.43% for the same period in 1994.

The provision expense for loan losses was $32,000 for the current six month period to support the growth in total loans. Comparatively, the provision expense for the same period in 1994 was $1,094,000 which reflected the unusual loan loss recognized in the second quarter of that year.

Total non-interest income for the current six month period was $390,000, down $65,000 or 14.3% below the $455,000 earned for the same period in 1994. The $65,000 decrease in the current period was caused by two factors. First, trust income was below the prior year due to a reduction in the estate fee component which is earned periodically. Second, the current period contained a $62,000 loss from the sale of investment securities. Approximately $2.4 million in low yielding securities were exchanged for higher yielding securities to improve overall portfolio yield. The income produced from the higher yielding securities will more than offset the loss in 1995. To achieve comparability in non-interest income from normal operations, it is necessary to exclude the relatively infrequent $62,000 loss on the sale of securities from current period income. On an adjusted basis, total non-interest income for the current six month period was comparable to the same period in 1994. In the period ahead non-interest income, excluding the infrequent securities

                       CODORUS VALLEY BANCORP, INC.

loss, is expected to increase based on normal business growth.

Total non-interest expense for the current six month period was $3,313,000, up $175,000 or 5.6% above the $3,138,000 incurred for the same period in 1994. The increase in total non-interest expense was primarily the result of greater salaries and benefits expenses incurred to support normal business growth, branch office expansion, and added control functions. In the period ahead, total non-interest expense is expected to increase due to planned business growth.

The provision for income taxes in the current period increased $363,000 above the same period in 1994 due primarily to greater pretax earnings.


CREDIT RISK AND LOAN QUALITY

Table 1, Nonperforming Assets and Past Due Loans, depicts an upward trend in the volume of nonperforming assets, and related ratios. An explanation for this trend is provided below.

Total impaired loans, the major component of total nonperforming assets, increased $1,340,000 or 129% since June 30, 1994 to a current level of $2,381,000. Approximately $575,000 of the total increase was attributable to a single commercial loan account that was classified to nonaccrual status (e.g., impaired) in December 1994. On July 12, 1995, subsequent to the effective date of this report, the real estate asset supporting the loan was sold. Sale proceeds of $550,000 were applied against the outstanding principal balance and the remaining $25,000 was charged off as a loss. The Bank financed the purchase to an unrelated party at market terms. Of the fourteen remaining impaired loans (aggregated by customer) at June 30, 1995, indebtedness ranges from $20,000 to $326,000. Most of these loans are for commercial purposes within different industries and are generally collateralized by real estate assets. Efforts to modify contractual terms for individual accounts or liquidate collateral assets are proceeding as quickly as potential buyers can be located and legal constraints permit.

The other component of nonperforming assets, assets acquired in foreclosure (net of a related reserve) declined since June 30, 1994 to a level of $695,000. Assets acquired (also known as OREO) consist primarily of improved real estate from six commercial loan customers in unrelated businesses. Generally Accepted Accounting Principles require that assets taken in satisfaction of debt be accounted for on an individual asset basis, at the lower of (a) fair value minus estimated costs to sell or (b) cost. Accordingly, the Corporation recorded a $30,000 loss provision for the first six months of 1995, compared to $62,500 for the same period in 1994, to reflect a decline in the estimated fair value of assets acquired. Efforts to liquidate assets acquired are proceeding as quickly as potential buyers can be located and legal constraints permit.

At June 30, 1995, loans past due 90 days or more and still accruing interest

                       CODORUS VALLEY BANCORP, INC.

totalled $1,239,000, reflecting an increase when compared to the two previous periods. Approximately $600,000 of the total amount of past due loans at June 30, 1995 was attributable to one commercial loan account. Generally, loans in this category are well collaterized and in the process of collection.

Subsequent to June 30, 1995, the Bank reclassified two unrelated loan accounts, which totalled $1,394,000, to nonaccrual status. This decision was made as a result of failed workout attempts and an increasing degree of uncooperation from the borrowers. Overall, the underlying collateral supporting these loans appears adequate. Currently, the Bank is proceeding with all legal means necessary to collect these debts.

Table 2, Analysis of Allowance for Loan Losses, depicts a $2,152,000 allowance (reserve) at June 30, 1995, which is 1.38% of total loans. The current allowance was increased above the prior period to support a larger volume of loans. Based on a recent evaluation of potential loan losses, management believes that the allowance is adequate to support any reasonably foreseeable level of losses that may arise. Ultimately, however, the adequacy of the allowance is largely dependent upon future economic factors beyond the Corporation's control. With this in mind, additions to the allowance for loan losses may be required in future periods.


LIQUIDITY

The loan-to-deposit ratio was 74.5% at June 30, 1995, compared to 74.1% at June 30, 1994. The ratio for both periods was within the 70-80% range that the Corporation uses for liquidity policy purposes.


STOCKHOLDERS' EQUITY (CAPITAL)

Total stockholders' equity, or capital, was $19,774,000 at June 30, 1995, compared to $17,557,000 at June 30, 1994. Growth in equity during the current period was due to earnings retention from profitable operations and an increase in unrealized gains, net of taxes, on securities available for sale.

On July 11, 1995, the Board of Directors declared a regular quarterly cash dividend of $.15 per share, payable on or before August 8, 1995, to stockholders of record July 25, 1995.

Book value per share, adjusted for stock dividends, was $19.86 on June 30, 1995, compared to $17.46 on June 30, 1994.

At June 30, 1995, the Corporation's tier I risk-based capital ratio was 12.9% and its total risk-based capital ratio was 14.1%. Both capital ratios exceeded the minimum federal regulatory requirements of 4% and 8%, respectively.

                       CODORUS VALLEY BANCORP, INC.

On June 28, 1995, the Corporation filed a Form S-3 with the SEC in connection with the registration of 50,000 shares of the Corporation's common stock for use in the Corporation's Dividend Reinvestment and Stock Purchase Plan. Shares may be purchased by stockholders only pursuant to the prospectus contained in the Registration Statement.

As previously disclosed in the Form 10-K for the period ended December 31, 1994 and the Form 10-Q for period ended March 31, 1995, the Corporation and the Bank have several capital projects under consideration. A recap of these projects is as follows: feasibility study for a new corporate headquarters building; bankwide computer system replacement; and the addition of a full service banking office. Long term investments in facilities, equipment and furniture, and systems could reduce Corporate net income and capital growth in the short term; however, these capital expenditures are deemed necessary to grow market share and net income over the long term. We believe that these investments are an important part of the overall strategy to achieve the goal of enhancing long term shareholder value.

                       CODORUS VALLEY BANCORP, INC.

Table 1 - Nonperforming Assets and Past Due Loans

                                     June 30,    December 31,   June 30,
(dollars in thousands)                 1995          1994         1994
                                      ------        ------       ------
Impaired loans                        $2,381        $1,766       $1,041
Assets acquired in foreclosure,
  net of reserve                         695           670          955
                                      ------        ------       ------
  Total nonperforming assets          $3,076        $2,436       $1,996
                                      ======        ======       ======
Loans past due 90 days or more
 and still accruing interest          $1,239          $522         $972

Ratios:

Impaired loans as a % of
 total period-end loans                1.53%          1.17%         0.72%

Nonperforming assets as a % of
 total period-end loans and net
 assets acquired in foreclosure        1.96%          1.61%         1.37%

Nonperforming assets as a % of
 total period-end stockholders'
 equity                               15.56%         13.63%        11.37%

Allowance for loan losses as a
 multiple of impaired loans             .9x            1.3x          1.8x

Interest not recognized on impaired
loans at period-end:(1)

Contractual interest due               $199           $125           $81
Interest revenue recognized              11             23            10
                                       ----           ----           ---
Interest not recognized in operations  $188           $102           $71
                                       ====           ====           ===
(1) This table includes interest not recognized on loans which were classified as impaired at period-end. While every effort is being made to collect this interest revenue, it is probable a portion will never be recovered.

                       CODORUS VALLEY BANCORP, INC.

Table 2-Analysis of Allowance for Loan Losses


 (dollars in thousands)                          1995     1994
                                                ------   ------
 Balance-January 1,                             $2,249   $2,000

 Provision charged to operating expense             32    1,094

 Loans charged off:
   Commercial                                      177    1,230
   Real estate-mortgage                              0        0
   Consumer                                         31        8
                                                ------   ------
     Total loans charged off                       208    1,238

 Recoveries:
   Commercial                                       68        0
   Real estate-mortgage                              0        0
   Consumer                                         11        0
                                                ------   ------
     Total recoveries                               79        0
                                                ------   ------
     Net charge-offs                               129    1,238

 Balance-June 30,                               $2,152   $1,856
                                                ======   ======
 Ratios:

 Net charge-offs (annualized) to average
   total loans                                    .17%     0.96%(1)
 Allowance for loan losses to total loans
   at period-end                                 1.38%     1.28%

(1) Net charge-offs for the period ended June 30, 1994 were adjusted for the unusually large charge-off recorded in June 1994.

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

Item 3. Defaults Upon Senior Securities - Nothing to report.

Item 4. Submission of Matters to a Vote of Security Holders -

        (a) An annual meeting of shareholders was held on April 25, 1995.
        (b), (c) Two matters were voted upon as follows:

          (1) The shareholders ratified the selection of Ernst & Young LLP, Auditors, of Harrisburg, Pennsylvania, as the auditors for the Corporation for the year ending December 31, 1995. Votes were cast as follows:
789,534 for,  2,918 against,  and 8,598 abstentions or broker nonvotes.

          (2) Three directors were re-elected, as follows:
                                      Votes    Votes
                        Term          cast     Against or
Re-elected             Expires        For      Withheld*
Barry A. Keller         1998        794,592     6,458
M. Carol Druck          1998        792,552     8,498
Donald H. Warner        1998        794,246     6,804

*includes broker nonvotes.

Directors whose term continued after the meeting:
                                 Term Expires
Larry J. Miller                     1996
D. Reed Anderson, Esq.              1996
MacGregor S. Jones                  1996
Dallas L. Smith                     1997
George A. Trout, DDS                1997
Rodney L. Krebs                     1997

                       CODORUS VALLEY BANCORP, INC.

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

                                 Date:  August 4, 1995


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

                                 Date:  August 4, 1995