Form 10-Q
period 1995-09-30
CODORUS VALLEY BANCORP INC
filed 1995-11-13
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1995
                                        OR
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

              APPLICABLE ONLY TO CORPORATE ISSUERS
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
995,786 shares of $2.50 (par value) common stock were outstanding as of 10-24-95 .

                  CODORUS VALLEY BANCORP, INC.
                            10Q INDEX


                                                             Page
                                                               #


PART I  - FINANCIAL INFORMATION:

        - Consolidated Statements of Financial Condition...    1

        - Consolidated Statements of Income................    2

        - Consolidated Statements of Cash Flows............    3

        - Notes to Consolidated Financial Statements.......    4

        - Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............    6


PART II - OTHER INFORMATION ...............................   14

Signature Page ............................................   15

                       CODORUS VALLEY BANCORP, INC.
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 Unaudited

                                          September  December   September
                                             30,        31,        30,
                                            1995       1994       1994
                                          ---------  ---------  ---------
Assets                                         (dollars in thousands)
 Cash and due from banks:
  Interest bearing deposits with banks     $    330   $    119   $    111
  Non-interest bearing deposits and cash      6,036      4,873      4,855
 Federal funds sold                               0      1,850          0
 Securities available for sale               63,184     53,717     56,801
 Loans                                      160,886    150,637    147,040
 Less-allowance for loan losses              (2,150)    (2,249)    (1,937)
                                           --------   --------   --------
   Total net loans                          158,736    148,388    145,103
 Premises and equipment                       3,567      3,301      3,387
 Interest receivable                          1,739      1,639      1,563
 Other assets                                 1,151      2,110      2,176
                                           --------   --------   --------
   Total assets............................$234,743   $215,997   $213,996
                                           ========   ========   ========
Liabilities
 Deposits
  Non-interest bearing demand              $ 17,270   $ 15,177   $ 14,860
  NOW                                        19,448     20,375     20,298
  Insured money fund                         26,560     29,347     29,974
  Savings                                    21,461     22,497     23,515
  Time CD's less than $100,000              111,760     98,822     95,289
  Time CD's $100,000 and above               16,075     10,678     10,440
                                           --------   --------   --------
   Total deposits                           212,574    196,896    194,376
 Federal funds purchased                        375          0        450
 Interest payable                               997        852        912
 Accrued expenses and other liabilities         389        377        416
                                           --------   --------   --------
   Total liabilities....................... 214,335    198,125    196,154

Stockholders' Equity
 Series preferred stock, par value $2.50
  per share; 1,000,000 shares authorized;
  0 shares issued and outstanding                 0          0          0
 Common stock, par value $2.50 per share;
  10,000,000 shares authorized;  995,786
  shares issued and outstanding for 1995
  and 958,621 for 1994.                       2,490      2,396      2,396
 Capital surplus                              5,194      4,428      4,428
 Retained earnings                           12,218     11,932     11,362
 Net unrealized gains(losses) on securities
  available for sale, net of taxes              506       (884)      (344)
                                           --------   --------   --------
  Total stockholders' equity...............  20,408     17,872     17,842
   Total liabilities and stockholders'
    equity.................................$234,743   $215,997   $213,996
                                           ========   ========   ========
See accompanying notes.

                       CODORUS VALLEY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                 Unaudited

                                                       Three months ended     Nine months ended
                                                          September 30,          September 30,
(dollars in thousands, except per share data)           1995        1994       1995        1994
                                                      ------      ------     ------      ------
Interest Income
 Interest and fees from loans                         $3,661      $3,234    $10,708      $9,247
 Interest from federal funds sold and interest
  bearing deposits with banks                             30          35        145          83
 Interest and dividends from securities:
  Taxable interest income                                880         758      2,410       2,258
  Tax-exempt interest income                              73          60        220         181
 Dividend income                                          12          11         38          34
                                                      ------      ------     ------      ------
   Total interest income.............................. 4,656       4,098     13,521      11,803

Interest Expense
 NOW                                                     124         137        377         402
 Insured money fund                                      201         239        598         694
 Savings                                                 142         158        428         459
 Time CD's less than $100,000                          1,590       1,098      4,440       3,209
 Time CD's $100,000 and above                            232         110        617         347
                                                      ------      ------     ------      ------
  Total interest expense on deposits                   2,289       1,742      6,460       5,111
  Interest expense on short-term borrowings
    and federal funds sold                                 3           0          3           1
                                                      ------      ------     ------      ------
  Total interest expense.............................. 2,292       1,742      6,463       5,112
                                                      ------      ------     ------      ------
  Net interest income................................. 2,364       2,356      7,058       6,691
Provision for Loan Losses                                  0          88         32       1,182
                                                      ------      ------     ------      ------
  Net interest income after provision for loan losses  2,364       2,268      7,026       5,509

Non-interest Income
 Trust income                                             58          61        188         239
 Service charges on deposit accounts                     105          94        303         272
 Other service charges and fees                           55          58        179         157
 Gain (loss) on sales of securities                        0           0        (62)          0
                                                      ------      ------     ------      ------
  Total non-interest income                              218         213        608         668

Non-interest Expense
 Salaries and benefits                                   840         851      2,556       2,374
 Occupancy of premises                                   116         100        329         334
 Furniture and equipment                                 145         147        453         444
 FDIC deposit insurance                                  (11)        109        211         326
 Professional and legal                                   51          40        102         109
 Marketing and advertising                                43          38        145         168
 Acquired real estate, net                                21          20         58         107
 Other                                                   330         278        994         859
                                                      ------      ------     ------      ------
 Total non-interest expense                            1,535       1,583      4,848       4,721

 Income before income taxes                            1,047         898      2,786       1,456
Provision for Income Taxes                               324         254        854         421
                                                      ------      ------     ------      ------
  Net income..........................................$  723      $  644     $1,932      $1,035
                                                      ======      ======     ======      ======

  Net income per common share..........................$0.73       $0.64      $1.94       $1.03
                                                       =====       =====      =====       =====
See accompanying notes.

                       CODORUS VALLEY BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Unaudited
                                                         Nine months ended
                                                            September 30,
                                                           1995       1994
                                                          ------   -------
Cash Flows From Operating Activities:                (dollars in thousands)
 Net Income                                               $1,932   $ 1,035
 Adjustments to reconcile net income
  to net cash provided by operations:
   Depreciation                                              276       271
   Provision for loan losses                                  32     1,182
   Provision for losses on assets acquired in foreclosure     30        63
   Loss on sales of securities                                62         0
   (Increase) in interest receivable                        (100)      (10)
   Decrease (increase) in other assets                       182      (209)
   Increase (decrease) in interest payable                   145       (77)
   (Decrease) increase in other liabilities                  (10)      212
   Other, net                                                  3        91
                                                          ------   -------
    Net cash provided by operating activities............. 2,552     2,558

Cash Flows From Investing Activities:
 Proceeds from sales of securities available for sale      2,345         0
 Proceeds from maturities and calls of securities
   available for sale                                      8,763    15,002
 Purchase of securities available for sale               (18,615)  (17,070)
 Net increase in loans made to customers                 (11,033)   (8,362)
 Proceeds from loan sales                                    531       525
 Purchases of premises and equipment                        (542)     (449)
 Proceeds from sale of assets acquired in foreclosure        256       304
                                                          ------   -------
   Net cash used in investing activities.................(18,295)  (10,050)

Cash Flows From Financing Activities:
 Net (decrease) in demand and savings deposits            (2,657)     (246)
 Net increase in time deposits                            18,335     1,897
 Net increase in federal funds purchased                     375       450
 Proceeds from issuance of common stock                        0         4
 Dividends paid                                             (510)     (470)
 Cash paid in lieu of fractional shares                       (6)        0
 Payment to repurchase common stock                         (270)        0
                                                          ------   -------
    Net cash provided by financing activities.............15,267     1,635
                                                          ------   -------

    Net (decrease) in cash and cash equivalents...........  (476)   (5,857)
    Cash and cash equivalents at beginning of year........ 6,842    10,823
                                                          ------   -------
    Cash and cash equivalents at September 30,...........$ 6,366   $ 4,966
                                                         =======   =======
Supplemental Disclosures:
 Interest payments                                        $6,318    $5,188
 Income tax payments                                        $895      $542

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

   The results of operations for the nine month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

                       CODORUS VALLEY BANCORP, INC.

Note 3-Impaired Loans, continued

                              September 30,  December 31, September 30,
   (dollars in thousands)           1995        1994         1994
                                   ------      ------       ------
    Impaired loans                 $4,137      $1,766       $1,187

    Amount of impaired loans that
      have a related allowance     $4,137      $1,766       $1,187
    Amount of impaired loans with
      no related allowance             $0          $0           $0

    Allowance for impaired loans     $570        $299         $131

                                          For the nine month period ended
                                                   September 30,
                                                  1995        1994
                                                 ------      ------
    Average investment in impaired loans         $2,300        $941
    Interest income recognized on
      impaired loans (all cash-basis method)        $35         $16


Note 4-Analysis of Allowance for Loan Losses

   Changes in the allowance for loan losses for the nine month period ended September 30, were as follows:

     (dollars in thousands)                      1995     1994
                                                ------   ------
    Balance-January 1,                          $2,249   $2,000
    Provision charged to operating expense          32    1,182
    Loans charged off                             (260)  (1,266)
    Recoveries                                     129       21
                                                ------   ------
    Balance-September 30,                       $2,150   $1,937
                                                ======   ======

                       CODORUS VALLEY BANCORP, INC.


Management's Discussion of Consolidated Financial Condition and
Results of Operations

The consolidated earnings of Codorus Valley Bancorp, Inc. (the Corporation), were derived from the operations of its wholly-owned subsidiary, Peoples Bank of Glen Rock (the Bank). This discussion is intended to enhance the reader's understanding of the financial statements, notes to financial statements, and tables appearing elsewhere in this report.


Three months ended September 30, 1995
compared to three months ended September 30, 1994


RESULTS OF OPERATIONS

Net income for the current three month period was $723,000, up $79,000 or 12% above the $644,000 earned in the third quarter of 1994. The increase in net income was due primarily to an $83,000 (after-tax) FDIC insurance expense refund pursuant to a rate reduction effective June 1, 1995; and a $58,000 (after-tax) reduction in the provision expense for loan losses.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, follows.

Total interest income for the current three month period was $4,656,000, up $558,000 or 13.6% above the $4,098,000 earned in the same period of 1994.
The $558,000 increase in interest income was due primarily to improved yields on a larger volume of earning assets. However, the total loan portfolio yield was constrained in the current period due to a higher level of nonperforming commercial loans.

Total interest expense for the current three month period was $2,292,000, up $550,000 or 31.6% above the $1,742,000 incurred for the same period in 1994. The $550,000 increase in interest expense was caused by higher rates paid, due to competitive pressures, on a larger volume of time deposits.

Net interest income for the current three month period of $2,364,000, approximated the same quarter in 1994. The $558,000 increase in total interest income earned in the current quarter was offset by a similar increase in funding costs.

No provision expense was incurred during the current quarter because the loan loss reserve level was deemed adequate. Comparatively, an $88,000 loan loss provision expense was incurred for the third quarter of 1994.

Total non-interest income for the current three month period was $218,000; approximately the same as the third quarter in 1994.

                       CODORUS VALLEY BANCORP, INC.


Total non-interest expense for the current three month period was $1,535,000, down $48,000 or 3% below the $1,583,000 incurred for the same period in 1994. The decrease in total non-interest expense was primarily the result of a $126,000 FDIC deposit insurance expense refund, including interest, for the four month period June though September 1995. The FDIC lowered its deposit insurance rate for Bank Insurance Fund (BIF) insured commercial banks from $.23 per $100 of deposits to $.04 per $100 of deposits, effective June 1, 1995. The $52,000 increase in "other" expenses was due primarily to increases in problem loan carrying costs, and donations and sponsorship expenses.

The provision for income taxes in the current quarter increased $70,000 above the same quarter in 1994 due to a higher level of pretax earnings.


Nine months ended September 30, 1995
compared to nine months ended September 30, 1994

RESULTS OF OPERATIONS

Net income for the first nine months of 1995 was $1,932,000, up $897,000 above the $1,035,000 earned for the same period in 1994. The increase in net income was due primarily to a smaller loan loss provision, improved yields on a larger volume of earning assets, and an FDIC insurance expense refund pursuant to a rate reduction effective June 1, 1995. For comparative purposes, prior year net income would have approximated $1,742,000 absent an unusual loan loss which was directly attributable to a former Bank officer. Earnings per share was $1.94 on September 30, 1995, compared to $1.03 on September 30, 1994. For the nine month period (annualized) of 1995, return on average assets (ROA) and return on average equity (ROE) were 1.14% and 13.5%, respectively, compared to 0.75% and 8.8%, respectively, for 1994.

At September 30, 1995, total assets approximated $235 million, reflecting a $21 million or 9.8% increase above September 30, 1994. Book value per share was $20.49 on September 30, 1995, compared to $17.74 on September 30, 1994. The Corporation's capital remained sound as evidenced by a Tier I Risk-Based Capital Ratio of 12.9% and a Total Risk-Based Capital ratio of 14.2% at September 30, 1995.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, follows.

Since early January 1995, market interest rates experienced a downward trend from their sharp ascent in 1994. The decline in market interest rates during the current period was in response to slower economic growth and low inflation.

Total interest income for the current nine month period was $13,521,000, up $1,718,000 or 14.6% above the $11,803,000 earned in the same period of last year. The $1,718,000 increase in interest income was due primarily to

                       CODORUS VALLEY BANCORP, INC.


improved yields on a larger volume of loans. However, the total loan portfolio yield was constrained in the current period due to a higher level of nonperforming commercial loans. Total loans outstanding averaged $154 million during the current nine month period at an average taxable equivalent yield of 9.1%. Comparatively, total loans outstanding averaged $144 million at an average taxable equivalent yield of 8.3% for the same period in 1994. Most of the loan growth in the current period occurred in the consumer loan portfolio.

Total interest expense for the current nine month period was $6,463,000, up $1,351,000 or 26.4% above the $5,112,000 incurred for the same period in 1994. The $1,351,000 increase in interest expense was due to higher rates on a larger volume of deposits. Total interest bearing deposits averaged $190 million during the current nine month period at an average rate of 4.5%. Comparatively, total interest bearing deposits averaged $179 million at an average rate of 3.8% for the same period of 1994. During the current period, rates paid on interest bearing demand and savings deposits were comparable to 1994; however, rates paid on time deposits were higher due to market forces effecting interest rates. Deposits are expected to grow at a slower rate in the period ahead based on a presumption of gradually declining market interest rates.

Net interest income was $7,058,000 for the current period, up $367,000 or 5.5% above the same period in 1994, as income from loans outpaced funding costs. The net yield (taxable equivalent basis) on earning assets was 4.50% for the first nine months of 1995 compared to 4.52% for the same period in 1994.

The provision expense for loan losses was $32,000 for the current nine month period to support the growth in total loans. Comparatively, the provision expense for the same period in 1994 was $1,182,000 which primarily reflected the unusual loan loss recognized in the second quarter of that year.

Total non-interest income for the current nine month period was $608,000, down $60,000 or 9% below the $668,000 earned for the same period in 1994. The $60,000 decrease in the current period was caused by two factors. First, trust income was below the prior year due to a reduction in the estate fee component which is earned periodically. Second, the current period contained a $62,000 loss from the sale of investment securities. Approximately $2.4 million in low yielding securities were exchanged for higher yielding securities to improve overall portfolio yield. The income produced from the higher yielding securities will more than offset the loss in 1995. To achieve comparability in non-interest income from normal operations, it is necessary to exclude the relatively infrequent $62,000 loss on the sale of securities from current period income. On an adjusted basis, total non-interest income for the current nine month period was comparable to the same period in 1994. In the period ahead non-interest income, excluding the infrequent securities loss, is expected to increase based on normal business growth.

                       CODORUS VALLEY BANCORP, INC.


Total non-interest expense for the current nine month period was $4,848,000, up $127,000 or 2.7% above the $4,721,000 incurred for the same period in 1994. The $127,000 expense increase was due to two factors. First, salaries and benefits expenses increased to support normal business growth, branch office expansion, and staff additions relative to internal credit controls. Second, the "other" expense category increased due to normal business growth, and greater problem loan carrying costs. In the period ahead, total non-interest expense is expected to increase due to planned business growth.

In September 1995, the Bank received a $126,000 refund, including interest, from the FDIC for deposit insurance premiums for the four month period June through September 1995. The FDIC lowered their deposit insurance rate for BIF insured commercial banks from $.23 per $100 of deposits to $.04 per $100 of deposits, effective June 1, 1995. The refund was made because the FDIC's BIF achieved its required reserve level of $1.25 per $100 of deposits in May 1995. For the remainder of 1995, the Bank's deposit insurance premium will be based on the new rate of $.04 per $100 of deposits. The fourth quarter premium (paid in advance) is $20,568, approximately $98,000 less than if the assessment were based on the old rate. The FDIC's BIF rates may vary in the future.

The provision for income taxes in the current period increased $1,330,000 above the same period in 1994 due primarily to greater pretax earnings.


CREDIT RISK AND LOAN QUALITY

Table 1, Nonperforming Assets and Past Due Loans, depicts an upward trend in the volume of nonperforming assets, and related ratios. An explanation for this trend is provided below.

Total impaired loans, the major component of total nonperforming assets, increased $2,950,000 or 249% since September 30, 1994 to a current level of $4,137,000. The overall increase was caused primarily by six commercial loan relationships which totalled $2,928,000. These loan relationships range from $323,000 to 795,000, vary by industry, and are generally well collaterized. Efforts to modify contractual terms for individual accounts or liquidate collateral assets are proceeding as quickly as potential buyers can be located and legal constraints permit.

The other component of nonperforming assets, assets acquired in foreclosure (net of a related reserve) declined since September 30, 1994 to a level of $572,000 due primarily to liquidations. Assets acquired (also known as OREO) consist primarily of improved real estate from four commercial loan customers in unrelated businesses. Generally Accepted Accounting Principles require that assets taken in satisfaction of debt be accounted for on an individual asset basis, at the lower of (a) fair value minus estimated costs to sell or
(b) cost. Accordingly, the Corporation recorded a $30,000 loss provision for the first nine months of 1995, compared to $62,500 for the same period in

                       CODORUS VALLEY BANCORP, INC.


1994, to reflect a decline in the estimated fair value of assets acquired. Efforts to liquidate assets acquired are proceeding as quickly as potential buyers can be located and legal constraints permit.

At September 30, 1995, loans past due 90 days or more and still accruing interest totalled $326,000. Generally, loans in this category are well collaterized and in the process of collection.

Table 2, Analysis of Allowance for Loan Losses, depicts a $2,150,000 allowance (reserve) at September 30, 1995, which is 1.34% of total loans. The current allowance was increased above the prior period to support a larger volume of loans. Based on a recent evaluation of potential loan losses, management believes that the allowance is adequate to support any reasonably foreseeable level of losses that may arise. Ultimately, however, the adequacy of the allowance is largely dependent upon future economic factors beyond the Corporation's control. With this in mind, additions to the allowance for loan losses may be required in future periods.


LIQUIDITY

The loan-to-deposit ratio was 75.7% at September 30, 1995, compared to 75.6% at September 30, 1994. The ratio for both periods was within the 70-80% range that the Corporation uses for liquidity policy purposes.


STOCKHOLDERS' EQUITY (CAPITAL)

Total stockholders' equity, or capital, was $20,408,000 at September 30, 1995, compared to $17,842,000 at September 30, 1994. Growth in equity during the current period was due to earnings retention from profitable operations and an increase in unrealized gains, net of taxes, on securities available for sale. Book value per share was $20.49 on September 30, 1995, compared to $17.74 on September 30, 1994.

On October 10, 1995, the Board of Directors declared a regular quarterly cash dividend of $.15 per share, payable November 14, 1995, to stockholders of record October 24, 1995. The payment of this cash dividend brings total cash dividends paid in 1995 to $.68 per share, up $.06 or almost ten percent above the $.62 paid in 1994.

At September 30, 1995, the Corporation's tier I risk-based capital ratio was 12.9% and its total risk-based capital ratio was 14.2%. Both capital ratios exceeded the minimum federal regulatory requirements for well capitalized banks of 6% and 10%, respectively.

On June 28, 1995, the Corporation filed a Form S-3 Registration Statement with the SEC in connection with the registration of 50,000 shares of the Corporation's common stock for use in the Corporation's Dividend Reinvestment

                       CODORUS VALLEY BANCORP, INC.


and Stock Purchase Plan. Shares may be purchased by stockholders only pursuant to the prospectus contained in the Registration Statement.

The Board of Directors recently approved a plan to purchase, in open market and privately negotiated transactions, up to 50,000 shares of the Corporation's outstanding common stock. The Board believes that it is in the best interests of the Corporation and its stockholders to undertake the repurchase program because the Corporation's stock is undervalued at the current market price. The repurchase program may increase the return on equity and net income per share on the remaining outstanding shares held by stockholders. The stock repurchase program is expected to be funded by available excess capital.

As previously disclosed in the Form 10-K for the period ended December 31, 1994 and the Form 10-Q for period ended March 31, 1995, the Corporation and the Bank have several capital projects under consideration. A summary of these projects is as follows: headquarters facility replacement and relocation; bankwide computer system replacement; and the addition of a full service banking office. Relative to the Corporate headquarters project, the Corporation purchased a parcel of land on September 28, 1995, to serve as the site for the headquarters facility. The property is located at 105 Leader Heights Road, York; which is adjacent to the Bank's Data Operations Center and banking office. This acquisition, coupled with real estate owned by the Bank, was a material piece in the long range plan for Corporate office consolidation and expansion. Also, the Board of Directors recently approved the design for the new Corporate headquarters facility. Initial plans call for the Bank to occupy a major portion of the building and lease the remaining space as a source of revenue. Occupancy is tentatively scheduled for July 1997. While the Corporate headquarters will be relocated, the Bank will still maintain a full service banking office in Glen Rock. Alternatives for funding these projects are being reviewed and analyzed by the Board of Directors.

Planned capital investments relative to expansion and automation could reduce Corporate net income and capital growth in the short term; however, these expenditures are deemed necessary to grow market share and net income over the long term. We believe that these investments are an important part of the overall strategy to achieve the goal of enhancing long term shareholder value.

                       CODORUS VALLEY BANCORP, INC.

Table 1 - Nonperforming Assets and Past Due Loans

                                 September 30,  December 31, September 30,
(dollars in thousands)                 1995        1994         1994
                                      ------      ------       ------
Impaired loans                        $4,137      $1,766       $1,187
Assets acquired in foreclosure,
  net of reserve                         572         670          862
                                      ------      ------       ------
  Total nonperforming assets          $4,709      $2,436       $2,049
                                      ======      ======       ======
Loans past due 90 days or more
 and still accruing interest            $326        $522         $802

Ratios:

Impaired loans as a % of
 total period-end loans                2.57%        1.17%         0.80%

Nonperforming assets as a % of
 total period-end loans and net
 assets acquired in foreclosure        2.92%        1.61%         1.39%

Nonperforming assets as a % of
 total period-end stockholders'
 equity                               23.07%       13.63%        11.38%

Allowance for loan losses as a
 multiple of impaired loans             .5x          1.3x          1.6x

Interest not recognized on impaired
loans at period-end:(1)

Contractual interest due               $278         $125          $103
Interest revenue recognized              35           23            16
                                       ----         ----           ---
Interest not recognized in operations  $243         $102           $87
                                       ====         ====           ===
(1) This table includes interest not recognized on loans which were classified as impaired at period-end. While every effort is being made to collect this interest revenue, it is probable a portion will never be recovered.

                       CODORUS VALLEY BANCORP, INC.

Table 2-Analysis of Allowance for Loan Losses


 (dollars in thousands)                          1995     1994
                                                ------   ------
 Balance-January 1,                             $2,249   $2,000

 Provision charged to operating expense             32    1,182

 Loans charged off:
   Commercial                                      228    1,255
   Real estate-mortgage                              0        0
   Consumer                                         32       11
                                                ------   ------
     Total loans charged off                       260    1,266

 Recoveries:
   Commercial                                      115       21
   Real estate-mortgage                              0        0
   Consumer                                         14        0
                                                ------   ------
     Total recoveries                              129       21
                                                ------   ------
     Net charge-offs                               131    1,245

 Balance-September 30,                          $2,150   $1,937
                                                ======   ======
 Ratios:

 Net charge-offs (annualized) to average
   total loans                                    .11%     0.90%(1)
 Allowance for loan losses to total loans
   at period-end                                 1.34%     1.31%

(1) Net charge-offs for the period ended September 30, 1994 were adjusted for the unusually large charge-off recorded in June 1994.

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

Item 2. Changes in the rights of the Company's security holders - nothing to report.

Item 3. Defaults by the Company on its senior securities - nothing to report.

Item 4. Results of votes of security holders - nothing to report.

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

                                 Date:  November 10, 1995


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

                                 Date:  November 10, 1995