Form 10-K
period 1995-12-31
CODORUS VALLEY BANCORP INC
filed 1996-03-28
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                                OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from _______________ to ________________

Commission file number 0-15536.

                          CODORUS VALLEY BANCORP, INC.
             (Exact name of registrant as specified in its charter)

      PENNSYLVANIA                                    23-2428543
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                   Identification No.)

1 Manchester Street, P.O. Box 67, Glen Rock, Pennsylvania      17327
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  717-846-1970

Securities registered pursuant to Section 12(b) of the Act:

                                    Name of each exchange on which
     Title of each class                     registered
       NOT APPLICABLE                      NOT APPLICABLE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $2.50 per share

      (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On February 27, 1996, the aggregate market value of the Registrant's voting stock held by non-affiliates was approximately, $25,757,424.

As of February 27, 1996, Codorus Valley Bancorp, Inc. had 995,793 shares of common stock outstanding, par value $2.50 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE
Document:                                           Parts:
1995 Annual Report to Stockholders                  I, II and IV
Proxy Statement for the Annual Meeting of
 Stockholders to be held May 21, 1996.              III and IV

                  Codorus Valley Bancorp, Inc.
                       Form 10-K Index


Part I                                                      Page

Item 1  Business............................................   4
Item 2  Properties..........................................   8
Item 3  Legal Proceedings...................................   9
Item 4  Submission of Matters to a Vote of Security Holders.   9


Part II

Item 5  Market for the Registrant's Common Equity and
        Related Stockholder Matters.........................   9
Item 6  Selected Financial Data.............................  10
Item 7  Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................  10
Item 8  Financial Statements and Supplementary Data.........  10
Item 9  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.................  10


Part III

Item 10  Directors and Executive Officers of the Registrant.  10
Item 11  Executive Compensation.............................  10
Item 12  Security Ownership of Certain Beneficial Owners
         and Management.....................................  10
Item 13  Certain Relationships and Related Transactions.....  11

Part IV

Item 14  Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K........................................  11

         Signatures.........................................  13

PART I


Item 1: Business

Codorus Valley Bancorp, Inc. ("Bancorp" or the "Registrant") is a Pennsylvania business incorporated October 7, 1986. On March 2, 1987 Bancorp became effective as a bank holding company, pursuant to the Bank Holding Company Act of 1956, as amended, with Peoples Bank of Glen Rock ("Peoples Bank" or the "Bank") as its wholly-owned banking subsidiary. Since commencing operations, Bancorp's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. At December 31, 1995 Bancorp had total consolidated assets of $234.7 million, total deposits and other liabilities of $213.7 million, and total stockholders' equity of $21 million.


Peoples Bank of Glen Rock

Peoples Bank of Glen Rock, organized in 1934, is a Pennsylvania chartered bank and is not a member of the Federal Reserve System. Peoples Bank offers a full range of commercial and consumer banking services through seven full service banking office locations in southern York County, Pennsylvania. It also offers trust and investment services at a separate office located in Pine Grove Commons, York, Pennsylvania. The deposits of Peoples Bank are insured by the Federal Deposit Insurance Corporation to the extent provided by law. At December 31, 1995 Peoples Bank had total loans of $160 million and total deposits of $212.5 million.

The Bank is not dependent for deposits nor exposed by loan concentration to a single customer or to a small group of customers. Accordingly, losses from a single customer, or small customer group, would not have a material adverse effect on the financial condition of the Bank. At year end 1995 approximately 12% of total outstanding loans were concentrated in the real estate development industry, compared to 13% at year end 1994.


Non-Banking Subsidiary

On June 20, 1991, SYC Realty Company, Inc. ("SYC Realty") was incorporated as a wholly-owned subsidiary of the Registrant. This non-bank subsidiary was created primarily for the purpose of disposing selected properties obtained from the Bank in satisfaction of debts previously contracted. SYC Realty commenced business operations in October 1995. To date, the financial impact of this subsidiary's operations on the Registrant and the Bank has been immaterial.

Competition

The banking industry in Peoples Bank's service area, principally southern York County, Pennsylvania, is extremely competitive. The Bank competes with commercial banks and other financial service providers such as thrifts, credit unions, consumer finance companies, investment firms, and mortgage companies. Some of the financial services providers operating in Peoples Bank's service area operate on a regional scale and possess resources greater than those of Peoples Bank.


Supervision and Regulation

Codorus Valley Bancorp, Inc. is subject to regulation by the Pennsylvania Department of Banking, the Federal Reserve Board ("FRB") and the Securities and Exchange Commission ("SEC"). Bancorp is restricted to activities which are found by the Federal Reserve Board to be closely related to banking, and which are expected to produce benefits for the public that will outweigh any potentially adverse effects.

Provisions of the Bank Holding Company Act of 1956, as amended, ("BHC Act") requires Bancorp to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any institution, including another bank.

Bancorp is required to file an annual report with the FRB and any additional information required pursuant to the BHC Act. The FRB may also make examinations of Bancorp and each of its subsidiaries. Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the BHC Act on any extensions of credit to the bank holding company or any of its subsidiaries, investments in the stock or securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. A bank holding company and its subsidiaries are also prevented from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

Peoples Bank of Glen Rock is subject to regulation by the Pennsylvania Department of Banking, the Federal Deposit Insurance Corporation ("FDIC") and the Federal Reserve Board. Federal and state laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and collateral it takes, the activities of a bank with respect to mergers and consolidations, and the establishment of branches.

The earnings of the Bank are also affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.

The passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and the Riegle Community Development and Regulatory Improvement Act may have a significant impact upon the Registrant. The key provisions pertain to interstate banking and interstate branching as well as a reduction in the regulatory burden on the banking industry. Since September 1995, bank holding companies may acquire banks in other states without regard to state law. In addition, banks can merge with other banks in another state beginning in June, 1997. States may adopt laws preventing interstate branching but, if so, no out-of-state bank can establish a branch in such state and no bank in such state may branch outside the state. During July 1995, Pennsylvania amended the provisions of its Banking Code to authorize full interstate banking and branching under Pennsylvania law and to facilitate the operations of interstate banks in Pennsylvania. As a result of legal and industry changes, management predicts that consolidation will continue as the financial services industry strives for greater cost efficiencies and market share.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), also has impact on how the Bank conducts its business. FDICIA's risk-based assessment system is designed to promote safety and soundness in the banking and thrift industries by making the deposit insurance system fairer to well-run institutions and by encouraging weaker institutions to improve their financial condition. Current information about the Bancorp's deposit insurance premiums is provided in the 1995 Annual Report to Shareholders, within the Management's Discussion section under the subheading non-interest expenses. Information about Bancorp's capital ratios can be found in the 1995 Annual Report, within the Management's Discussion section under the subheading stockholder's equity (including Table 10). Bancorp's and the Bank's capital ratios exceed current regulatory requirements for well capitalized banks. "Truth-in-Savings" a separate subtitle within FDICIA, called the "Bank Enterprize Act of 1991," requires truth-in-savings on consumer deposit accounts so that consumers can make meaningful comparisons between the competing claims of banks with regard to deposit accounts and products. The Bank has been providing information to depositors concerning the terms of their deposit accounts, and in particular the annual percentage yield in compliance with this law.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") reformed supervisory, enforcement and penalty provisions relative to financial service companies.

Periodically, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions are frequently made in Congress, and before various bank regulatory agencies. No predictions can be made as to the likelihood of any major changes or the impact such changes might have on the assets, earnings or capital of the Bancorp and its subsidiary bank.

Other information

At December 31, 1995 the Bank had one hundred and twenty (120) full-time employees and sixteen (16) part-time employees.

The required Statistical Information for Item I can be found in Item 7, "Management's Discussion and Analysis" of this report.

Item 2: Properties

Codorus Valley Bancorp, Inc., the holding company, owns in fee and without liens the following properties.

   Trust and Investment Services Office
     Located at 120 Pine Grove Commons, Pine Grove Road, York, PA. This office is a 1,575 square foot (approximately) unit of a business condominium complex known as Pine Grove Commons. This space is leased to its subsidiary, Peoples Bank of Glen Rock. The lease, as signed on August 17, 1990, is for a five year term and is renewable every five years thereafter at the option of the lessee. The lessee pays annual rent of $18,900 during the said term in monthly installments of $1,575. The fixed rent may be adjusted annually in reference to the Consumer Price Index as described in the lease agreement.

   Headquarters facility site
     A one acre (approximately) parcel of land located at 105 Leader Heights Road in York Township, PA was purchased in 1995. This land, adjacent to the Bank's Data Operations Center and banking office, coupled with real estate already owned by the Bank will serve as the site for a headquarters facility.

Peoples Bank of Glen Rock, the banking subsidiary of the Registrant, owns the following properties in fee and without liens.

   Glen Rock Office: Serves as both a corporate headquarters and banking office.
     It is located at the intersection of Hanover and Manchester Streets in the borough of Glen Rock, PA. A bank-owned parking lot is located nearby on Hanover Street.

   Jacobus Office:  Located at 1 North Main Street in the borough of
     Jacobus, PA.

   Jefferson Office:  Located at 6 Baltimore Street in the borough of
     Jefferson, PA. A bank-owned parking lot is located nearby at 10 Baltimore Street.

   York New Salem Office: Located at 320 North Main Street in the borough of York New Salem, PA.

   Leader Heights Office: Serves as both a banking office and data operations center. It is located at 109 Leader Heights Road in York Township, PA. In addition, the Bank owns a small tract of adjoining land which it may use for future development.

   Cape Horn Office: Located at 2587 Cape Horn Road, Red Lion in the township of Windsor, PA.

   Human Resources Office: Located at 7 Manchester Street in the borough of Glen Rock, PA. This office is a frame dwelling located next to the Glen Rock banking office.

Peoples Bank of Glen Rock leases the following property.

   Stewartstown Office: Located at 2 Ballast Lane in the borough of
     Stewartstown, PA. This office is a 1,278 square foot unit of a business complex known as Village Square at Stewartstown. The lease, as signed on November 29, 1993 is for a twenty year term. The minimum annual rent for years 1 thru 4 is $15,656, payable in monthly installments of $1,305. Thereafter, the minimum annual rent will increase at four year intervals.

All of the above properties are located in York County, Pennsylvania and are adequate for the business purposes of the Registrant and its subsidiaries.


Item 3: Legal Proceedings

Various legal actions or proceedings, arising in the ordinary course of business, are pending involving the Corporation or its subsidiaries. In the opinion of management, these matters are without merit or immaterial in terms of the Corporation's liquidity, capital resources, and results of operations.

Item 4: Submission of Matters to a Vote of Security Holders

None.


PART II

Item 5: Market for the Corporation's Common Equity and Related
        Stockholder Matters

Market and dividend information appearing in the 1995 Annual Report to Stockholders at Exhibit 13 under the caption "Stock, Dividend and Broker Information" is incorporated by reference in response to this item.

As of February 27, 1996, the Registrant had approximately one thousand, twenty-one (1,021) stockholders of record.

Related stockholder information appearing in the 1995 Annual Report to Stockholders at Exhibit 13 under the caption "Stockholders' Equity" included in the Management's Discussion of Consolidated Financial Condition and Results of Operations is incorporated by reference in response to this item.

Item 6: Selected Financial Data

Information appearing in the 1995 Annual Report to Stockholders at Exhibit 13 under the caption "Selected Financial Data" is incorporated by reference in response to this item.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

The Management Discussion and Analysis of Consolidated Financial Condition and Results of Operations appearing in the 1995 Annual Report to Stockholders at
Exhibit 13 is incorporated by reference in response to this item.

Item 8: Financial Statements and Supplementary Data

The Registrant's Consolidated Financial Statements and Notes thereto appearing in the 1995 Annual Report to Stockholders at Exhibit 13 is incorporated by reference in response to this item.

The Registrant does not meet both of the tests under Item 302(a)(5) of Regulation S-K, and therefore, is not required to provide supplementary financial data.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


PART III

Item 10: Directors and Executive Officers of the Registrant

Information appearing in the Proxy Statement at Exhibit 99 under the caption "Information as to Nominees, Directors and Executive Officers" related to the Annual Meeting of Stockholders to be held May 21, 1996 is incorporated by reference in response to this item.

Item 11: Executive Compensation

Information appearing in the Proxy Statement at Exhibit 99 under the caption "Executive Compensation" related to the Annual Meeting of Stockholders to be held May 21, 1996 is incorporated by reference in response to this item.

Item 12: Security Ownership of Certain Beneficial Owners and Management

Information appearing in the Proxy Statement at Exhibit 99 under the caption "Principal Beneficial Owners of the Corporation's Stock" related to the Annual Meeting of Stockholders to be held May 21, 1996 is incorporated by reference in response to this item.

Item 13: Certain Relationships and Related Transactions

Information appearing in the Proxy Statement at Exhibit 99 under the caption "Certain Transactions" related to the Annual Meeting of Stockholders to be held May 21, 1996 is incorporated by reference in response to this item.


PART IV

Item 14: Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K

  (A) 1. The Annual Report to Stockholders of the Registrant for the fiscal year ended December 31, 1995.

      2. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      3. Exhibits filed as part of 10-K pursuant to Item 601 of Regulation S-K.

           Exhibit
           Number   Description of Exhibit
             3(i)   Articles of Incorporation, as amended, of the Registrant
                    were filed at Exhibit 3(i) to Form 8-K dated March 25, 1996 and are hereby incorporated by reference.

             3(ii) Amended By-laws of the Registrant were filed at Exhibit 3(ii) to Form 8-K dated March 25, 1996 and are hereby incorporated by reference.


              13 Annual Report to Stockholders for fiscal year ended December 31, 1995 (incorporated by reference to Parts I-IV of the Form 10-K)

              21    Subsidiaries of the Registrant

              23    Consent of Independent Auditors

              24    Power of Attorney

              99 Proxy Statement for, Notice of, and Form of Proxy for, the Annual Meeting of Stockholders of the Registrant to be held May 21, 1996 as filed.
                    (incorporated by reference to Parts I-IV of the Form
                    10-K)

  (B) Reports on Form 8-K.

          There were no reports on Form 8-K for the quarter ended December 31, 1995.


  (C) List of exhibits required by item 601 of Regulation S-K

           Exhibit
           Number   Description of Exhibit
             3(i)   Articles of Incorporation, as amended, of the Registrant
                    were filed at Exhibit 3(i) to Form 8-K dated March 25, 1996 and are hereby incorporated by reference.

             3(ii) Amended By-laws of the Registrant were filed at Exhibit 3(ii) to Form 8-K dated March 25, 1996 and are hereby incorporated by reference.

              13 Annual Report to Stockholders for fiscal year ended December 31, 1995.

              21    List of subsidiaries of the Registrant.

              23    Consent of Independent Auditors

              24    Power of Attorney

              99 Proxy Statement for, Notice of, and Form of Proxy for, the Annual Meeting of Stockholders to be held May 21, 1996.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codorus Valley Bancorp, Inc.
(Registrant)


  By /s/ Larry J. Miller          Date:  March 26, 1996
  Larry J. Miller, President
  and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity

/s/ George A. Trout, D.D.S  Chairman of the Board of        3/26/96
George A. Trout, D.D.S.     Directors and Director

/s/ Larry J. Miller         President, Chief Executive     3/26/96
Larry J. Miller, President  Officer and Director
(Principal Executive Officer)

/s/ Barry A. Keller         Vice Chairman of the Board of  3/26/96
Barry A. Keller             Directors and Director

/s/ Dallas S. Smith         Secretary and Director         3/26/96
Dallas S. Smith

/s/ M. Carol Druck          Assistant Secretary,           3/26/96
M. Carol Druck              Assistant Treasurer and Director

/s/ MacGregor S. Jones      Assistant Secretary and        3/26/96
MacGregor S. Jones          Director

/s/ Rodney L. Krebs         Treasurer and Director         3/26/96
Rodney L. Krebs

/s/ Donald H. Warner        Vice President and Director    3/26/96
Donald H. Warner

/s/ D. Reed Anderson, Esq.  Director                       3/26/96
D. Reed Anderson, Esq.

/s/ Jann A. Weaver          Assistant Treasurer and        3/26/96
Jann A. Weaver              Assistant Secretary
(Principal Financial and
Principal Accounting Officer)