Form 10-Q
period 1996-03-31
CODORUS VALLEY BANCORP INC
filed 1996-05-10
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1996
                                        OR
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

              APPLICABLE ONLY TO CORPORATE ISSUERS
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
995,793 shares of $2.50 (par value) common stock were outstanding as of 4-23-96 .

                  CODORUS VALLEY BANCORP, INC.
                            10Q INDEX


                                                             Page
                                                               #


PART I  - FINANCIAL INFORMATION:

        - Consolidated Statements of Financial Condition...    1

        - Consolidated Statements of Income................    2

        - Consolidated Statements of Cash Flows............    3

        - Notes to Consolidated Financial Statements.......    4

        - Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............    7


PART II - OTHER INFORMATION ...............................   12

Signature Page ............................................   15

                       CODORUS VALLEY BANCORP, INC.
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 Unaudited

                                          March 31, December 31, March 31,
                                            1996       1995        1995
                                          ---------  ---------  ---------
Assets                                         (dollars in thousands)
 Cash and due from banks:
  Interest bearing deposits with banks     $    340   $    341   $    108
  Non-interest bearing deposits and cash      5,147      5,356      5,262
 Federal funds sold                           4,650      3,150      3,250
 Loans held for sale                          7,030          0          0
 Securities available for sale               64,193     61,679     54,817
 Loans                                      151,435    160,008    153,907
 Less-allowance for loan losses              (2,306)    (2,286)    (2,245)
                                           --------   --------   --------
   Total net loans                          149,129    157,722    151,662
 Premises and equipment                       3,690      3,523      3,251
 Interest receivable                          1,763      1,703      1,648
 Other assets                                 1,069      1,273      1,473
                                           --------   --------   --------
   Total assets............................$237,011   $234,747   $221,471
                                           ========   ========   ========
Liabilities
 Deposits
  Non-interest bearing demand              $ 16,007   $ 17,369   $ 15,296
  NOW                                        21,333     20,862     20,217
  Insured money fund                         26,080     25,902     25,143
  Savings                                    22,263     21,577     22,236
  Time CD's less than $100,000              111,962    110,435    104,826
  Time CD's $100,000 and above               16,474     16,295     13,675
                                           --------   --------   --------
   Total deposits                           214,119    212,440    201,393
 Interest payable                               995        865        866
 Accrued expenses and other liabilities         665        410        537
                                           --------   --------   --------
   Total liabilities....................... 215,779    213,715    202,796

Stockholders' Equity
 Series preferred stock, par value $2.50
  per share; 1,000,000 shares authorized;
  0 shares issued and outstanding                 0          0          0
 Common stock, par value $2.50 per share;
  10,000,000 shares authorized;  995,793
  shares issued at 3/31/96;  995,792 at
  12/31/95;  and 958,623 at 3/31/95.          2,490      2,490      2,396
 Capital surplus                              5,194      5,194      4,428
 Retained earnings                           13,206     12,731     12,318
 Net unrealized gains(losses) on securities
  available for sale, net of taxes              342        617       (197)
Less:  Treasury stock                             0          0       (270)
                                           --------   --------   --------
  Total stockholders' equity...............  21,232     21,032     18,675
  Total liabilities and stockholders'
    equity.................................$237,011   $234,747   $221,471
                                           ========   ========   ========
See accompanying notes.

                       CODORUS VALLEY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                 Unaudited
                                                       Three months ended
                                                           March 31,
(dollars in thousands, except per share data)          1996        1995
Interest Income                                       ------      ------
 Interest and fees from loans                         $3,594      $3,442
 Interest from federal funds sold and interest
  bearing deposits with banks                             40          33
 Interest and dividends from securities:
  Taxable interest income                                849         750
  Tax-exempt interest income                              74          76
 Dividend income                                          14          14
                                                      ------      ------
   Total interest income.............................. 4,571       4,315
Interest Expense
 NOW                                                     116         126
 Insured money fund                                      186         203
 Savings                                                 135         144
 Time CD's less than $100,000                          1,529       1,353
 Time CD's $100,000 and above                            219         171
                                                      ------      ------
  Total interest expense.............................. 2,185       1,997
                                                      ------      ------
  Net interest income................................. 2,386       2,318
Provision for Loan Losses                                 58           1
                                                      ------      ------
  Net interest income after provision for loan losses  2,328       2,317
Non-interest Income
 Trust income                                             66          58
 Service charges on deposit accounts                     102          94
 Other service charges and fees                           60          62
 Gain (loss) on sales of securities                        0         (62)
                                                      ------      ------
  Total non-interest income                              228         152
Non-interest Expense
 Salaries and benefits                                   880         839
 Occupancy of premises                                   112         106
 Furniture and equipment                                 118         156
 FDIC deposit insurance                                    1         111
 Professional and legal                                   50          (5)
 Marketing and advertising                                18          45
 Acquired real estate, net                               (10)         35
 Other                                                   369         327
                                                      ------      ------
 Total non-interest expense                            1,538       1,614

 Income before income taxes                            1,018         855
Provision for Income Taxes                               314         251
                                                      ------      ------
  Net income..........................................$  704      $  604
                                                      ======      ======
  Net income per common share..........................$0.67       $0.58
                                                       =====       =====

See accompanying notes.

                       CODORUS VALLEY BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Unaudited
                                                         Three months ended
                                                              March 31,
                                                           1996       1995
                                                          ------   -------
Cash Flows From Operating Activities:                (dollars in thousands)
 Net Income                                               $  704   $   604
 Adjustments to reconcile net income
  to net cash provided by operations:
   Depreciation                                               90        92
   Provision for loan losses                                  58         1
   Provision for losses on assets acquired in foreclosure     (2)       30
   Gain on sales of assets acquired in foreclosure           (13)        0
   Loss on sales of securities                                 0        62
   (Increase) in interest receivable                         (60)       (9)
   (Increase) decrease in other assets                       (18)      253
   Increase in interest payable                              130        14
   Increase in other liabilities                             255       160
   Other, net                                                 13         9
                                                          ------   -------
    Net cash provided by operating activities............. 1,157     1,216

Cash Flows From Investing Activities:
 Proceeds from sales of securities available for sale          0     2,345
 Proceeds from maturities and calls of securities
   available for sale                                      5,356     1,712
 Purchase of securities available for sale                (8,319)   (4,207)
 Net decrease (increase) in loans made to customers        1,313    (3,349)
 Proceeds from loan sales                                    166        94
 Purchases of premises and equipment                        (257)      (42)
 Proceeds from sale of assets acquired in foreclosure        424         0
                                                          ------   -------
   Net cash used in investing activities................. (1,317)   (3,447)

Cash Flows From Financing Activities:
 Net (decrease) in demand and savings deposits               (27)   (4,504)
 Net increase in time deposits                             1,706     9,001
 Dividends paid                                             (229)     (218)
 Payment to repurchase common stock                            0      (270)
                                                          ------   -------
    Net cash provided by financing activities............. 1,450     4,009
                                                          ------   -------

    Net increase (decrease) in cash and cash equivalents.. 1,290     1,778
    Cash and cash equivalents at beginning of year........ 8,847     6,842
                                                          ------   -------
    Cash and cash equivalents at March 31,...............$10,137   $ 8,620
                                                         =======   =======
Supplemental Disclosures:
 Interest payments                                        $2,055    $1,983
 Income tax payments                                         $15        $0

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

   These statements should be read in conjunction with notes to the financial statements contained in the 1995 Annual Report to Stockholders.

   No shares of common stock are reserved for issuance in the event of conversions or the exercise of warrants, options or other rights, except for shares reserved for the Corporation's Dividend Reinvestment and Stock Purchase Plan and the Corporation's Shareholders' Rights Plan.

   The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

Note 2-Summary of Significant Accounting Policies

   Allowance for Loan Losses - Management considers the allowance for loan losses (reserve) to be adequate at this time.

   Held for Sale Loans - Loans held for sale are reported at the lower of cost or market value. The amount by which cost exceeds market value, if any, is accounted for as a valuation allowance and is charged to expense in the period of the change.

   Per Share Computations - All per share computations include the retroactive effect of stock dividends including the estimated effect of the 5% stock dividend declared April 9, 1996.

   Reclassifications - Certain reclassifications have been made to the 1995 consolidated financial statements to conform with the 1996 presentation.

   SFAS No. 121 - Effective January 1, 1996 the Corporation adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new rule specifies, among other things, when assets should be reviewed for impairment, how to determine if an asset is impaired, how to measure an impairment loss, and what disclosures are necessary in the financial statements. Adoption of Statement No. 121 will not materially affect the assets, earnings or capital of the Corporation.

                       CODORUS VALLEY BANCORP, INC.

Note 2-Summary of Significant Accounting Policies, continued

   SFAS No. 122 - Effective January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights." The new rule requires that management recognize as separate assets, rights to service mortgage loans for others, regardless of how they were acquired. Management should allocate the total cost of mortgage loans, either purchased or originated, to the loans and the servicing rights based on their relative fair value. Statement No. 122 also specifies how mortgage servicing rights and excess servicing rights should be evaluated for impairment. Adoption of Statement No. 122 will not materially affect the assets, earnings or capital of the Corporation.

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

                                  March 31,  December 31,   March 31,
   (dollars in thousands)           1996        1995         1995
                                   ------      ------       ------
    Impaired loans                 $4,374      $3,583       $2,070

    Amount of impaired loans that
      have a related allowance     $4,374      $3,583       $2,070
    Amount of impaired loans with
      no related allowance             $0          $0           $0

    Allowance for impaired loans     $552        $485         $382

                                          For the three month period ended
                                                     March 31,
                                                  1996        1995
                                                 ------      ------
    Average investment in impaired loans         $3,771      $1,745
    Interest income recognized on
      impaired loans (all cash-basis method)        $32         $12

                       CODORUS VALLEY BANCORP, INC.

Note 4-Analysis of Allowance for Loan Losses

   Changes in the allowance for loan losses for the three month period ended March 31, were as follows:

     (dollars in thousands)                      1996     1995
                                                ------   ------
    Balance-January 1,                          $2,286   $2,249
    Provision charged to operating expense          58        1
    Loans charged off                              (61)     (20)
    Recoveries                                      23       15
                                                ------   ------
    Balance-March 31,                           $2,306   $2,245
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


Three months ended March 31, 1996
compared to three months ended March 31, 1995


RESULTS OF OPERATIONS

Net income for the current three month period was $704,000, up $100,000 or 16.6% above the $604,000 earned in the first quarter of 1995. The increase in net income was due primarily to a larger volume of earning assets and a reduction in FDIC deposit insurance expense. Earnings per share, retroactively adjusted for stock dividends, was $.67 as of March 31, 1996 compared to $.58 as of March 31, 1995. For the three month period (annualized) of 1996, the return on average assets (ROA) and return on average equity (ROE) were 1.20% and 13.1%, respectively, compared to 1.11% and 13.3%, respectively, for 1995.

At March 31, 1996, total assets approximated $237 million, reflecting a $16 million or 7.2% increase above March 31, 1995. Book value per share, retroactively adjusted for stock dividends, was $20.31 on March 31, 1996, compared to $18.03 on March 31, 1995. The Corporation's capital remained sound as evidenced by a Tier I Risk-Based Capital Ratio of 13.8% and a Total Risk-Based Capital Ratio of 15.1% at March 31, 1996.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, follows.

Total interest income for the current three month period was $4,571,000, up $256,000 or 5.9% above the $4,315,000 earned in the same period of 1995.
The $256,000 increase in interest income was due primarily to a larger volume of earning assets. The average volume of securities available-for-sale increased $7.2 million, and loans (including loans held-for-sale) increased $4.3 million in 1996 compared to 1995. The yield on loans was constrained in the current period due to a higher level of nonperforming commercial loans.

Total interest expense for the current three month period was $2,185,000, up $188,000 or 9.4% above the $1,997,000 incurred for the same period in 1995. The $188,000 increase in interest expense was due primarily to a larger volume of interest bearing deposits, principally time deposits.

                       CODORUS VALLEY BANCORP, INC.


Net interest income for the current three month period was $2,386,000, up $68,000 or 2.9% above the $2,318,000 earned in the same period of 1995. The increase in current period net interest income was achieved primarily from a larger average volume of earning assets.

The provision (expense) for possible loan losses was $58,000 for the current three month period compared to $1,000 for the same period in 1995. The prior period provision was unusually low due to a $270,000 loan loss recovery in December 1994 which boosted the allowance for loan losses (reserve).

Total non-interest income for the current three month period was $228,000, up $76,000 or 50% above the first quarter in 1995. The prior period contained a $62,000 loss from the infrequent sale of investment securities. To achieve comparability in non-interest income from normal operations, it is necessary to exclude the $62,000 loss from prior period income. On an adjusted basis, total non-interest income for the current quarter increased $14,000 or 6.5% above 1995. In the period ahead non-interest income is expected to increase based on normal business growth.

Total non-interest expense for the current three month period was $1,538,000, down $76,000 or 4.7% below the $1,614,000 incurred for the same period in 1995. The decrease in total non-interest expense was primarily the result of a $110,000 reduction in FDIC deposit insurance expense. For the first quarter of 1996, the FDIC charged well capitalized and well managed commercial bank members a minimum membership fee of $500 per quarter. It is possible however, that later in 1996 the U.S. Congress will require commercial banks to pay a portion of the annual Financing Corporation ("FICO") bond obligation. FICO was created to help resolve the financial crisis within the savings & loan insurance fund during the late 1980's. This policy issue, including effective date, assessment rate, obligation period, etc., is currently under congressional review. Accordingly, the ultimate effect of this provision cannot be determined at this time. However, such a provision, if enacted into law, may have an adverse impact on future results of operations.

In addition to the reduction in current period FDIC deposit insurance expenses, an explanation of other notable changes follows. Salaries and benefits expense increased $41,000 due to normal merit raises and planned staff additions. Furniture and equipment expense declined $38,000 due to a decline in depreciation expense since the Bank's mainframe computer system was fully depreciated in the latter part of 1995. Mainframe computer system expense will commence in September 1996 when the Bank installs a new system. The projected annual expense will approximate $120,000 for the new system. Professional and legal expense increased $55,000 in the current period because prior period expenses were unusually low due to a partial insurance reimbursement associated with a large loan loss in 1994 which was attributable to a former Bank officer. Acquired real estate (net) expense declined $45,000 in the current period due to a reduction in the size of the portfolio, and a gain from the sale of acquired assets. In the period ahead, it is probable non-interest expenses will increase due to planned expansion, staff additions, and automation.

                       CODORUS VALLEY BANCORP, INC.


The provision for income taxes in the current quarter increased $63,000 above the same quarter in 1995 due to a higher level of pretax earnings.


CREDIT RISK AND LOAN QUALITY

Table 1, Nonperforming Assets and Past Due Loans, depicts an upward trend in the volume of nonperforming assets, and related ratios. An explanation for this trend is provided below.

Impaired loans, the major component of total nonperforming assets, increased $2,304,000 or 111% since March 31, 1995 to a current level of $4,374,000. The overall increase was caused primarily by four commercial loan relationships which totalled $2,012,000. These loan relationships range from $323,000 to $858,000, vary by industry, and are generally well collaterized. Another factor contributing to the increase in impaired loans was a change in strategy relative to proactive loan classification and aggressive recovery. At March 31, 1996 total impaired loans were comprised of twenty eight relationships, principally commercial loan relationships, which ranged in size from $7,000 to $858,000. A loss reserve, which is evaluated quarterly, has been established for accounts that appear to be under-collateralized. Efforts to modify contractual terms for individual accounts or liquidate collateral assets are proceeding as quickly as potential buyers can be located and legal constraints permit.

The other component of nonperforming assets, assets acquired in foreclosure (net of a related reserve) declined $309,000 or 48% since March 31, 1995 to a level of $331,000 due primarily to liquidations. Assets acquired (also known as OREO) consist primarily of improved real estate from three commercial loan customers in unrelated businesses. Generally Accepted Accounting Principles require that assets taken in satisfaction of debt be accounted for on an individual asset basis, at the lower of (a) fair value minus estimated costs to sell or (b) cost. During the current period the Corporation did not record a loss provision because the loss reserve was deemed adequate. Comparatively, the Corporation recorded a $30,000 loss provision for the first quarter of 1995 to reflect a decline in the estimated fair value of assets acquired. Efforts to liquidate assets acquired are proceeding as quickly as potential buyers can be located and legal constraints permit.

At March 31, 1996, loans past due 90 days or more and still accruing interest totalled $875,000. Most of this category was comprised of one commercial loan relationship which amounted to $657,000. Generally, loans in the past due category are well collateralized and in the process of collection. The current level of past due loans is closely monitored and believed to be within a manageable range.

At March 31, 1996, no potential problem loans, as defined by the Securities and Exchange Commission, were identified by management. At that time

                       CODORUS VALLEY BANCORP, INC.


management was monitoring $9,700,000 of loans for which the ability of the borrower to comply with present repayment terms was uncertain. These loans were not included in the above disclosure. They are monitored closely, and management presently believes that the allowance for loan losses is adequate to cover anticipated losses that may be attributable to these loans.

Table 2, Analysis of Allowance for Loan Losses, depicts a $2,306,000 allowance (reserve) at March 31, 1996. The reserve as a percentage of total loans was 1.46% at March 31, 1996, approximately the same as March 31, 1995. Based on a recent evaluation of potential loan losses, management believes that the allowance is adequate to support any reasonably foreseeable level of losses that may arise. Ultimately, however, the adequacy of the allowance is largely dependent upon future economic factors beyond the Corporation's control. With this in mind, additions to the allowance for loan losses may be required in future periods.


LIQUIDITY

The loan-to-deposit ratio was 74% at March 31, 1996, compared to 76% at September 30, 1994. The ratio for both periods was within the 70-80% range that the Corporation uses for liquidity policy purposes.


STOCKHOLDERS' EQUITY (CAPITAL)

Total stockholders' equity, or capital, was $21,232,000 at March 31, 1996, compared to $18,675,000 at March 31, 1995. Growth in equity during the current period was due to earnings retention from profitable operations and an increase in unrealized gains, net of taxes, on securities available for sale. Book value per share, retroactively adjusted for stock dividends, was $20.31 on March 31, 1996, compared to $18.03 on March 31, 1995.

On April 9, 1996, the Board of Directors declared a regular quarterly cash dividend of $.17 per share, payable on or before May 14, 1996, to stockholders of record April 23, 1996. Payment of this cash dividend will bring total cash dividends through May 1996 to $.40 per share, up $.02 or 5.3% above the $.38 paid through May 1995. Also on April 9, 1996, the Board declared a 5% stock dividend, payable on or before June 13, 1996, to stockholders of record April 23, 1996. The stock dividend is another method of enhancing the value of our shareholders investment.

At March 31, 1996, the Corporation's Tier I Risk-Based Capital Ratio was 13.8% and its Total Risk-Based Capital Ratio was 15.1%. Both capital ratios exceeded the minimum federal regulatory requirements for well capitalized banks of 6% and 10%, respectively.

As previously disclosed in the Form 10-K for the period ended December 31, 1995, the Corporation is progressing with its plans to replace and relocate

                       CODORUS VALLEY BANCORP, INC.


its headquarters facility, as well as the Bank's replacement of its aging mainframe computer system. Additionally, the Bank continues to seek ways to expand its branch network. Planned capital investments relative to expansion and automation could reduce Corporate net income and capital growth in the short term; however, these expenditures are deemed necessary to grow market share and net income over the long term. We believe that these investments are an important part of the overall strategy to achieve the goal of enhancing long term shareholder value.


OTHER MATTERS

As of March 31, 1996, the Bank reclassified approximately $7 million in fixed rate residential mortgage loans as held-for-sale. In accordance with GAAP, these loans are shown separately on the Balance Sheet and accounted for at the lower of cost or market. Subsequent to March 31, 1996, this $7 million loan portfolio was sold in an effort to manage interest rate risk. The Bank recorded a $7,500 pre-tax gain on the sale, and retained servicing rights.

As previously reported in Form 10-K for the period ended December 31, 1995, the Pennsylvania Department of Banking completed a routine examination of the Bank, based on a September 30, 1995 examination date. Based on information given to management, no significant exceptions were noted.

                       CODORUS VALLEY BANCORP, INC.

Table 1 - Nonperforming Assets and Past Due Loans

                                     March 31,  December 31,  March 31,
(dollars in thousands)                 1996        1995         1995
                                      ------      ------       ------
Impaired loans                        $4,374      $3,583       $2,070
Assets acquired in foreclosure,
  net of reserve                         331         695          640
                                      ------      ------       ------
  Total nonperforming assets          $4,705      $4,278       $2,710
                                      ======      ======       ======
Loans past due 90 days or more
 and still accruing interest            $875      $1,755         $140

Ratios:

Impaired loans as a % of
 total period-end loans                2.76%        2.24%         1.34%

Nonperforming assets as a % of
 total period-end loans and net
 assets acquired in foreclosure        2.96%        2.66%         1.75%

Nonperforming assets as a % of
 total period-end stockholders'
 equity                               22.16%       20.34%        14.51%

Allowance for loan losses as a
 multiple of impaired loans             .5x           .6x          1.1x

Interest not recognized on impaired
loans at period-end:(1)

Contractual interest due               $295         $306          $162
Interest revenue recognized              32          120            12
                                       ----         ----          ----
Interest not recognized in operations  $263         $186          $150
                                       ====         ====          ====
(1) This table includes interest not recognized on loans which were classified as impaired at period-end. While every effort is being made to collect this interest revenue, it is probable a portion will never be recovered.

                       CODORUS VALLEY BANCORP, INC.

Table 2-Analysis of Allowance for Loan Losses


 (dollars in thousands)                          1996     1995
                                                ------   ------
 Balance-January 1,                             $2,286   $2,249

 Provision charged to operating expense             58        1

 Loans charged off:
   Commercial                                        0        0
   Real estate-mortgage                              0        0
   Consumer                                         61       20
                                                ------   ------
     Total loans charged off                        61       20

 Recoveries:
   Commercial                                       18        8
   Real estate-mortgage                              0        0
   Consumer                                          5        7
                                                ------   ------
     Total recoveries                               23       15
                                                ------   ------
     Net charge-offs                                38        5

 Balance-March 31,                              $2,306   $2,245
                                                ======   ======
 Ratios:

 Net charge-offs (annualized) to average
   total loans                                    .09%     0.01%
 Allowance for loan losses to total loans
   at period-end                                 1.46%     1.46%
 Allowance for loan losses to impaired loans
   and loans past due 90 days or more            43.9%    101.6%

                       CODORUS VALLEY BANCORP, INC.


 PART II - Other Information:

Item 1. Legal proceedings

Except as previously reported, in the opinion of the management of the Corporation and the Bank, there are no proceedings pending to which the Corporation and the Bank is a party or to which their property is subject, which, if determined adversely to the Corporation and the Bank, would be material in relation to the Corporation's and the Bank's undivided profits or financial condition. Except as previously reported, there are no proceedings pending other than ordinary routine litigation incident to the business of the Corporation and the Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and the Bank by government authorities.

Item 2. Changes in the rights of the Company's security holders - nothing to report.


Item 3. Defaults by the Company on its senior securities - nothing to report.

Item 4. Results of votes of security holders - nothing to report.

Item 5. Other information - nothing to report.

Item 6. Exhibits and reports on Form 8-K

         (a) Exhibits -

The Corporation filed a Form 8-K, via EDGAR, dated March 25, 1996. It contained a comprehensive electronic filing of the Registrant's Amended Articles of Incorporation (Exhibit 3(i)) and Amended Bylaws (Exhibit 3(ii)), and is hereby incorporated by reference.

         (b) Reports on Form 8-K - see Item 6(a) above.

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


                                  Codorus Valley Bancorp, Inc.
                                        (Registrant)



                                 By /s/ Larry J. Miller
                                   (principal executive officer)
                                     Larry J. Miller,
                                     President & CEO

                                 Date:  May 10, 1996



                                 By /s/ Jann A. Weaver
                                   (principal financial and
                                    accounting officer)
                                     Jann A. Weaver,
                                     Assistant Treasurer &
                                     Assistant Secretary

                                 Date:  May 10, 1996