Form 10-Q
period 1996-06-30
CODORUS VALLEY BANCORP INC
filed 1996-08-02
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1996
                                        OR
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

              APPLICABLE ONLY TO CORPORATE ISSUERS
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
1,045,168 shares of $2.50 (par value) common stock were outstanding as of 7-23-96 .

                  CODORUS VALLEY BANCORP, INC.
                            10Q INDEX


                                                             Page
                                                               #


PART I  - FINANCIAL INFORMATION:

        - Consolidated Statements of Financial Condition...    1

        - Consolidated Statements of Income................    2

        - Consolidated Statements of Cash Flows............    3

        - Notes to Consolidated Financial Statements.......    4

        - Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............    7


PART II - OTHER INFORMATION ...............................   16

Signature Page ............................................   18

                       CODORUS VALLEY BANCORP, INC.
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 Unaudited

                                          June 30,  December 31,  June 30,
                                            1996       1995        1995
                                          ---------  ---------  ---------
Assets                                         (dollars in thousands)
 Cash and due from banks:
  Interest bearing deposits with banks     $    352   $    341   $    319
  Non-interest bearing deposits and cash      8,609      5,356      5,444
 Federal funds sold                           2,250      3,150      4,400
 Securities available for sale               69,220     61,679     59,850
 Loans                                      156,278    160,008    155,909
 Less-allowance for loan losses              (2,364)    (2,286)    (2,152)
                                           --------   --------   --------
   Total net loans                          153,914    157,722    153,757
 Premises and equipment                       3,971      3,523      3,206
 Interest receivable                          1,810      1,703      1,674
 Other assets                                 1,534      1,273      1,409
                                           --------   --------   --------
   Total assets............................$241,660   $234,747   $230,059
                                           ========   ========   ========
Liabilities
 Deposits
  Non-interest bearing demand              $ 19,002   $ 17,369   $ 14,935
  NOW                                        21,185     20,862     19,141
  Insured money fund                         27,263     25,902     26,299
  Savings                                    22,529     21,577     21,910
  Time CD's less than $100,000              109,957    110,435    110,880
  Time CD's $100,000 and above               16,396     16,295     16,061
                                           --------   --------   --------
   Total deposits                           216,332    212,440    209,226
 Short-term borrowings                        2,500          0          0
 Interest payable                               831        865        810
 Accrued expenses and other liabilities         598        410        249
                                           --------   --------   --------
   Total liabilities....................... 220,261    213,715    210,285

Stockholders' Equity
 Series preferred stock, par value $2.50
  per share; 1,000,000 shares authorized;
  0 shares issued and outstanding                 0          0          0
 Common stock, par value $2.50 per share;
  10,000,000 shares authorized; 1,045,168
  shares issued at 6/30/96;  995,792 at
  12/31/95;  and 995,785 at 6/30/95.          2,613      2,490      2,489
 Capital surplus                              6,552      5,194      5,194
 Retained earnings                           12,220     12,731     11,645
 Net unrealized gains(losses) on securities
  available for sale, net of taxes               14        617        446
                                           --------   --------   --------
   Total stockholders' equity..............  21,399     21,032     19,774
   Total liabilities and stockholders'
    equity.................................$241,660   $234,747   $230,059
                                           ========   ========   ========
See accompanying notes.

                       CODORUS VALLEY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                 Unaudited

                                                       Three months ended       Six months ended
                                                           June 30,                  June 30,
(dollars in thousands, except per share data)          1996        1995          1996        1995
                                                     ------      ------        ------      ------
Interest Income
Interest and fees from loans                          $3,540      $3,605        $7,134      $7,047
Interest from federal funds sold and interest
  bearing deposits with banks                             39          82            79         115
Interest and dividends from securities:
  Taxable interest income                                990         780         1,839       1,530
  Tax-exempt interest income                              60          71           134         147
  Dividend income                                         11          12            25          26
                                                      ------      ------        ------      ------
   Total interest income.............................. 4,640       4,550         9,211       8,865
Interest Expense
 NOW                                                     119         127           235         253
 Insured money fund                                      191         194           377         397
 Savings                                                 139         142           274         286
 Time CD's less than $100,000                          1,537       1,497         3,066       2,850
 Time CD's $100,000 and above                            224         214           443         385
                                                      ------      ------        ------      ------
  Total interest expense on deposits                   2,210       2,174         4,395       4,171
  Interest expense on short-term borrowings                8           0             8           0
                                                      ------      ------        ------      ------
  Total interest expense.............................. 2,218       2,174         4,403       4,171
                                                      ------      ------        ------      ------
  Net interest income................................. 2,422       2,376         4,808       4,694
Provision for Loan Losses                                 50          31           108          32
                                                      ------      ------        ------      ------
  Net interest income after provision for loan losses  2,372       2,345         4,700       4,662
Non-interest Income
 Trust income                                             70          72           136         130
 Service charges on deposit accounts                     103         104           205         198
 Other service charges and fees                           50          62           110         124
 Gain on sale of loans                                     7           0             7           0
 Gain (loss) on sales of securities                        2           0             2         (62)
                                                      ------      ------        ------      ------
  Total non-interest income                              232         238           460         390
Non-interest Expense
 Salaries and benefits                                   870         877         1,750       1,716
 Occupancy of premises                                   105         107           217         213
 Furniture and equipment                                 127         152           245         308
 FDIC deposit insurance                                    0         111             1         222
 Professional and legal                                   51          56           101          51
 Marketing and advertising                                57          57            75         102
 Acquired real estate, net                                22           2            12          37
 Other                                                   361         337           730         664
                                                      ------      ------        ------      ------
 Total non-interest expense                            1,593       1,699         3,131       3,313

 Income before income taxes                            1,011         884         2,029       1,739
Provision for Income Taxes                               334         279           648         530
                                                      ------      ------        ------      ------
  Net income..........................................$  677      $  605        $1,381      $1,209
                                                      ======      ======        ======      ======
  Net income per common share..........................$0.65       $0.58         $1.32       $1.16
                                                       =====       =====         =====       =====
See accompanying notes.

                       CODORUS VALLEY BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Unaudited
                                                           Six months ended
                                                              June 30,
                                                           1996       1995
                                                         -------   -------
Cash Flows From Operating Activities:                (dollars in thousands)
 Net Income                                              $ 1,381   $ 1,209
 Adjustments to reconcile net income
  to net cash provided by operations:
   Depreciation                                              181       186
   Provision for loan losses                                 108        32
   Provision for losses on assets acquired in foreclosure     (2)       30
   Gain on sales of assets acquired in foreclosure           (13)        0
   Gain on sales of loans                                     (7)        0
   (Gain) loss on sales of securities                         (2)       62
   (Increase) in interest receivable                        (107)      (35)
   (Increase) decrease in other assets                      (259)       44
   Decrease in interest payable                              (34)      (42)
   Increase (decrease) in other liabilities                  188      (128)
   Other, net                                                  5       (10)
                                                         -------   -------
    Net cash provided by operating activities............. 1,439     1,348

Cash Flows From Investing Activities:
 Proceeds from sales of securities available for sale      2,378     2,345
 Proceeds from maturities and calls of securities
   available for sale                                      9,454     6,288
 Purchase of securities available for sale               (20,339)  (12,864)
 Net increase in loans made to customers                  (3,904)   (5,997)
 Proceeds from loan sales                                  7,484       454
 Purchases of premises and equipment                        (629)      (91)
 Proceeds from sale of assets acquired in foreclosure        500       145
                                                         -------   -------
   Net cash used in investing activities................  (5,056)   (9,720)

Cash Flows From Financing Activities:
 Net increase (decrease) in demand and savings deposits    4,269    (5,111)
 Net (decrease) increase in time deposits                   (377)   17,441
 Increase in short-term borrowings                         2,500         0
 Dividends paid                                             (398)     (361)
 Cash paid in lieu of fractional shares                      (13)       (6)
 Payment to repurchase common stock                            0      (270)
                                                         -------   -------
    Net cash provided by financing activities............  5,981    11,693
                                                         -------   -------

    Net increase (decrease) in cash and cash equivalents.  2,364     3,321
    Cash and cash equivalents at beginning of year.......  8,847     6,842
                                                         -------   -------
    Cash and cash equivalents at June 30,................$11,211   $10,163
                                                         =======   =======
Supplemental Disclosures:
 Interest payments                                        $4,429    $4,213
 Income tax payments                                        $695      $610

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

   No shares of common stock are reserved for issuance in the event of conversions or the exercise of warrants, options or other rights, except for shares reserved for the Corporation's Dividend Reinvestment and Stock Purchase Plan, Shareholders' Rights Plan, and 1996 Stock Incentive Plan.

   The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

                       CODORUS VALLEY BANCORP, INC.

Note 2-Summary of Significant Accounting Policies, continued

   SFAS No. 122 - Effective January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights." The new rule requires that management recognize as separate assets, rights to service mortgage loans for others, regardless of how they were acquired. Management should allocate the total cost of mortgage loans, either purchased or originated, to the loans and the servicing rights based on their relative fair value. Statement No. 122 also specifies how mortgage servicing rights and excess servicing rights should be evaluated for impairment. Adoption of Statement No. 122 did not materially affect the assets, earnings or capital of the Corporation.

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

                                   June 30,  December 31,    June 30,
   (dollars in thousands)           1996        1995         1995
                                   ------      ------       ------
    Impaired loans                 $2,867      $3,583       $2,381

    Amount of impaired loans that
      have a related allowance     $2,867      $3,583       $2,381
    Amount of impaired loans with
      no related allowance             $0          $0           $0

    Allowance for impaired loans     $388        $485         $367

                                          For the six month period ended
                                                     June 30,
                                                  1996        1995
                                                 ------      ------
    Average investment in impaired loans         $3,964      $2,012
    Interest income recognized on
      impaired loans (all cash-basis method)        $39         $11

                       CODORUS VALLEY BANCORP, INC.

Note 4-Analysis of Allowance for Loan Losses

   Changes in the allowance for loan losses for the three month period ended June 30, were as follows:

     (dollars in thousands)                      1996     1995
                                                ------   ------
    Balance-January 1,                          $2,286   $2,249
    Provision charged to operating expense         108       32
    Loans charged off                              (73)    (208)
    Recoveries                                      43       79
                                                ------   ------
    Balance-June 30,                            $2,364   $2,152
                                                ======   ======

                       CODORUS VALLEY BANCORP, INC.


Management's Discussion of Consolidated Financial Condition and
Results of Operations

The consolidated earnings of Codorus Valley Bancorp, Inc. (the Corporation), were derived from the operations of its wholly-owned subsidiary, Peoples Bank of Glen Rock (the Bank). This discussion is intended to enhance the reader's understanding of the financial statements, notes to financial statements, and tables appearing elsewhere in this report. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.


Three months ended June 30, 1996
compared to three months ended June 30, 1995

RESULTS OF OPERATIONS

Net income for the current three month period was $677,000, up $72,000 or 12% above the second quarter of 1995. The increase in net income was due primarily to a larger volume of earning assets and a reduction in FDIC deposit insurance expense. Net income per share, as adjusted for stock dividends, for the current quarter was $.65, up $.07 or 12% above the $.58 earned in the comparable period in 1995.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, follows.

Total interest income for the current three month period was $4,640,000, up $90,000 or 2% above the $4,550,000 earned in the same period of 1995. The $90,000 increase in interest income was due primarily to a larger volume of earning assets, principally investments in the securities portfolio. The average volume of securities available-for-sale was $14.3 million higher in the current quarter than in the same quarter of 1995. In an effort to manage interest rate risk, the Bank sold $7 million of fixed rate mortgage loans classified as held-for-sale. Pursuant to the April 1996 loan sale, the Bank retained mortgage servicing rights. Income from loans during the current period was constrained by moderate loan demand, competitive pressures and a relatively high level of nonperforming commercial loans.

Total interest expense for the current three month period was $2,218,000, up $44,000 or 2% above the $2,174,000 incurred for the same period in 1995. The $44,000 increase in interest expense was due primarily to a larger volume of interest bearing deposits, principally time deposits. The average volume of interest bearing deposits was $8.8 million higher in the current quarter compared to the same quarter in 1995.

Net interest income for the current three month period was $2,422,000, up $46,000 or 1.9% above the $2,376,000 earned in the same period of 1995. The

                       CODORUS VALLEY BANCORP, INC.


increase in current period net interest income was achieved primarily from a larger average volume of earning assets. The provision (expense) for possible loan losses was $50,000 for the current three month period compared to $31,000 for the same period in 1995. The prior period provision was unusually low due to a $270,000 loan loss recovery in December 1994 which reduced the need to fund the allowance for loan losses (reserve) in 1995.

Total non-interest income for the current three month period was $232,000, which approximated the same quarter in 1995.

Total non-interest expense for the current three month period was $1,593,000, down $106,000 or 6.2% less than the $1,699,000 incurred for the second quarter of 1995. The decrease in total non-interest expense was primarily the result of a $111,000 reduction in FDIC deposit insurance expense due to a FDIC rate reduction for well capitalized and well managed commercial bank members.

The provision for income taxes in the current quarter increased $55,000 or 19.7% due to a higher level of pretax earnings.


Six months ended June 30, 1996
compared to six months ended June 30, 1995


Net income for the first six months of 1996 was $1,381,000, up $172,000 or 14.2% above the $1,209,000 earned for the same period of 1995. The increase in net income was due primarily to a larger volume of earning assets and a reduction in FDIC deposit insurance expense. Earnings per share, as adjusted for stock dividends, was $1.32 on June 30, 1996, compared to $1.16 on June 30, 1995. For the six month period (annualized) of 1996, the return on average assets (ROA) and return on average equity (ROE) were 1.17% and 12.9%, respectively, compared to 1.09% and 13%, respectively, for 1995.

At June 30, 1996, total assets were approximately $242 million, reflecting a $12 million or 5% increase above June 30, 1995. Book value per share, as adjusted for stock dividends, was $20.47 on June 30, 1996, compared to $18.92 on June 30, 1995. The Corporation's capital remained sound as evidenced by a Tier I Risked-Based Capital Ratio of 13.9% and a Total Risk-Based Capital Ratio of 15.2% on June 30, 1996.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, follows.

Total interest income for the current six month period was $9,211,000, up $346,000 or 3.9% above the $8,865,000 earned in the same period of 1995. The $346,000 increase in total interest income was due primarily to a larger volume of earning assets, principally securities. The year to date average volume of securities available-for-sale was approximately $10.8 million or

                       CODORUS VALLEY BANCORP, INC.


20% above the same period in 1995. Income from loans during the current period was constrained by moderate loan demand, competitive pressures and a relatively high level of nonperforming commercial loans. In the period ahead, it is anticipated that the volume of commercial loans will increase based on an increased number of loan applications and commitments generated during June and July.

Total interest expense for the current six month period was $4,403,000, up $232,000 or 5.6% above the $4,171,000 incurred for the same period in 1995. The $232,000 increase in total interest expense was due primarily to a larger volume of interest bearing deposits, principally time deposits. The year to date average volume of interest bearing deposits increased approximately $10.5 million or 5.6% above the same period in 1995. Deposits are expected to grow moderately in the period ahead based on the level of CD rates and recent stock market volatility.

Net interest income was $4,808,000 for the current period, up $114,000 or 2.4% above the first six months in 1995. Income from a larger volume of investment securities outpaced funding costs. The net yield on average earning assets (taxable equivalent basis) was 4.43% for the current six month period compared to 4.59% for the same period in 1995.

The provision for loan losses was $108,000 for the current period, up $76,000 above the same period in 1995. The provision for 1995 was lower than usual due to a $270,000 loan loss recovery in December 1994 which reduced the need to fund the allowance for loan losses (reserve) in 1995.

Total non-interest income for the current six month period was $460,000, up $70,000 or 18% above the same period in 1995. The prior period contained a $62,000 loss from the infrequent sale of investment securities. To achieve comparability in non-interest income from normal operations, the $62,000 loss should be excluded from prior period income. On an adjusted basis, total non-interest income for the current period approximated the same period of 1995.

Total non-interest expense for the current six month period was $3,131,000, down $182,000 or 5.5% below the $3,313,000 incurred for the same period in 1995. The decrease in total non-interest expense was primarily the result of a $221,000 reduction in FDIC deposit insurance expense. During the current period the FDIC charged well capitalized and well managed commercial bank members a minimum membership fee of $500 per quarter. It is possible however, that later in 1996 or 1997, the U.S. Congress will require commercial banks to pay a portion of the annual Financing Corporation ("FICO") bond obligation. FICO was created to help resolve the financial crisis within the savings & loan insurance fund during the late 1980's. This policy issue, including effective date, assessment rate, obligation period, etc., is currently under congressional review. Accordingly, the ultimate effect of this provision cannot be determined at this time. However, such a provision, if enacted into law, may have an adverse impact on future results of operations of the Bank.

                       CODORUS VALLEY BANCORP, INC.


In addition to the reduction in current period FDIC deposit insurance expenses, an explanation of other notable changes follows. Salaries and benefits expense increased $34,000 due to normal merit raises and planned staff additions. Furniture and equipment expense declined $63,000 due to a decline in depreciation expense since the Bank's mainframe computer system was fully depreciated in the latter part of 1995. Mainframe computer system expense will commence in September 1996 when the Bank installs a new system. The projected annual expense will approximate $120,000 for the new system. Professional and legal expense increased $50,000 in the current period. Prior period professional and legal expenses were unusually low due to a partial insurance reimbursement associated with the large loan loss in 1994, attributable to a former Bank officer. Marketing and advertising expense declined $27,000 in the current period due primarily to timing. Acquired real estate (net) expense declined $25,000 in the current period due to a reduction in the size of the portfolio, and a gain from the sale of acquired assets. The "other" expense category, an aggregate of many individual expenditures, increased $66,000 due to normal business growth and greater problem loan carrying costs. In the period ahead, it is probable non-interest expenses will increase due to planned expansion, staff additions, and automation.

The provision for income taxes was $648,000 for the current period, up $118,000 above the same period in 1995 due to a higher level of pretax earnings.


CREDIT RISK AND LOAN QUALITY

A summary of nonperforming assets and past due loans, and related ratios, is provided in Table 1. An explanation of changes within each classification for June 30, 1996, compared to June 30, 1995, is provided below.

Impaired loans, the major component of total nonperforming assets, increased $486,000 or 20% since June 30, 1995 to a current level of $2,867,000. The overall increase was caused primarily by the addition of two unrelated commercial loan relationships which are adequately collaterized. Another factor contributing to the increase in impaired loans was a change in strategy relative to proactive loan classification and aggressive recovery. At June 30, 1996 total impaired loans were comprised of twenty-two relationships, principally commercial loan relationships, which ranged in size from approximately $10,000 to $375,000. A loss reserve, which is evaluated quarterly, has been established for accounts that appear to be under-collateralized. Efforts to modify contractual terms for individual accounts or liquidate collateral assets are proceeding as quickly as potential buyers can be located and legal constraints permit.

The other component of nonperforming assets, assets acquired in foreclosure (net of a related reserve) declined $310,000 or 44% since June 30, 1995 to a level of $385,000 due primarily to liquidations. Assets acquired (also known

                       CODORUS VALLEY BANCORP, INC.


as OREO) consist primarily of improved real estate from five commercial loan customers in unrelated businesses. Generally Accepted Accounting Principles require that assets taken in satisfaction of debt be accounted for on an individual asset basis, at the lower of (a) fair value minus estimated costs to sell or (b) cost. During the current period the Corporation did not record a loss provision because the loss reserve for assets acquired was deemed adequate. Comparatively, the Corporation recorded a $30,000 loss provision for the first six months in 1995 to reflect a decline in the estimated fair value of assets acquired. Efforts to liquidate assets acquired are proceeding as quickly as potential buyers can be located and legal constraints permit.

At June 30, 1996, loans past due 90 days or more and still accruing interest totalled $1,552,000. A significant percentage of this category was comprised of one commercial loan relationship which amounted to $657,000. A signed sale agreement was recently obtained from an unrelated third party to purchase the collateral that supports this commercial relationship. The agreement requires the Bank to provide financing, and the sale price was set at a level to cover the outstanding principal loan balance and accrued interest. Generally, loans in the past due category are well collateralized and in the process of collection. The current level of past due loans is closely monitored and believed to be within a manageable range.

At June 30, 1996, there were no potential problem loans, as defined by the Securities and Exchange Commission, identified by management. However, management was monitoring approximately $10,800,000 of loans for which the ability of the borrower to comply with present repayment terms was uncertain. These loans were not included in the above disclosure. They are monitored closely, and management presently believes that the allowance for loan losses is adequate to cover anticipated losses that may be attributable to these loans.

Table 2, Analysis of Allowance for Loan Losses, depicts a $2,364,000 allowance (reserve) at June 30, 1996. The reserve as a percentage of total loans was 1.51% at June 30, 1996, compared to 1.38% at June 30, 1995. The increase in the reserve ratio during the current period was attributable to a larger loss provision, smaller net charge-offs, and a reduction in outstanding loan balances due to a $7 million mortgage loan sale. Based on a recent evaluation of potential loan losses, management believes that the allowance is adequate to support any reasonably foreseeable level of losses that may arise. Ultimately, however, the adequacy of the allowance is largely dependent upon future economic factors beyond the Corporation's control.
With this in mind, additions to the allowance for loan losses may be required in future periods.

                       CODORUS VALLEY BANCORP, INC.


LIQUIDITY

The loan-to-deposit ratio was 72.2% at June 30, 1996, compared to 74.5% at June 30, 1995. The ratio for both periods was within the 70-80% range that the Corporation uses for liquidity policy purposes.


STOCKHOLDERS' EQUITY (CAPITAL)

Total stockholders' equity, or capital, was $21,399,000 at June 30, 1996, compared to $19,774,000 at June 30, 1995. Growth in equity during the current period was due primarily to earnings retention from profitable operations. Book value per share was $20.47 on June 30, 1996, compared to $18.92, as adjusted for stock dividends, on June 30, 1995.

On July 9, 1996, the Board of Directors declared a regular quarterly cash dividend of $.17 per share, payable on or before August 13, 1996, to stockholders of record July 23, 1996. Payment of this cash dividend will bring total cash dividends through August 1996 to $.57 per share, up $.04 or 7.5% above the $.53 paid through August 1995. As previously disclosed in the Form 10-Q for the first quarter of 1996, a 5% stock dividend was paid on June 13, 1996. The stock dividend is another method of enhancing the value of our shareholders investment.

At June 30, 1996, the Corporation's Tier I Risk-Based Capital Ratio was 13.9% and its Total Risk-Based Capital Ratio was 15.2%. Both capital ratios exceeded the minimum federal regulatory requirements for well capitalized banks of 6% and 10%, respectively.

A 1996 Stock Incentive Plan was recently approved by the shareholders at the annual meeting held on May 21, 1996. Under the Plan, 50,000 common shares are reserved for possible issuance. To date, no shares were granted under the Stock Incentive Plan.

As previously disclosed in the Form 10-K for the period ended December 31, 1995, the Corporation is progressing with its plans to replace and relocate its headquarters facility. A local contractor was recently awarded the contract for construction of the new Codorus Valley Corporate Center, at 105 Leader Heights Road, York, Pennsylvania. A recent estimate of total project costs, including land and furnishings, range from $5.3 to $5.5 million. It is probable that the Corporation will fund the project internally with retained earnings. The Bank is projected to use 75% of the new facility and the remainder will be leased out as a source of revenue. Also, as previously disclosed, the Bank is in the process of replacing its aging mainframe computer system. Implementation of the new Horizon computer system, from Alltel Corporation, is scheduled for completion in September 1996. A recent estimate of total project costs range from $500,000 to $600,000. It is probable the project will be financed through a leasing arrangement. The new Horizon computer system will provide the power, speed and increased

                       CODORUS VALLEY BANCORP, INC.


capabilities needed to stay competitive in a changing financial services industry. Additionally, the Bank continues to seek ways to expand its branch office network. Planned capital investments relative to physical expansion and automation could reduce Corporate net income and capital growth in the short term; however, these expenditures are deemed necessary to grow market share and net income over the long term. We believe that these investments are an important part of the overall strategy to achieve the goal of enhancing long term shareholder value.

                       CODORUS VALLEY BANCORP, INC.

Table 1 - Nonperforming Assets and Past Due Loans

                                     June 30,   December 31,  June 30,
(dollars in thousands)                 1996        1995         1995
                                      ------      ------       ------
Impaired loans                        $2,867      $3,583       $2,381
Assets acquired in foreclosure,
  net of reserve                         385         695          695
                                      ------      ------       ------
  Total nonperforming assets          $3,252      $4,278       $3,076
                                      ======      ======       ======
Loans past due 90 days or more
 and still accruing interest          $1,552      $1,755       $1,239

Ratios:

Impaired loans as a % of
 total period-end loans                1.83%        2.24%         1.53%

Nonperforming assets as a % of
 total period-end loans and net
 assets acquired in foreclosure        2.08%        2.66%         1.96%

Nonperforming assets as a % of
 total period-end stockholders'
 equity                               15.20%       20.34%        15.56%

Allowance for loan losses as a
 multiple of impaired loans             .8x           .6x           .9x

Interest not recognized on impaired
loans at period-end:(1)

Contractual interest due               $285         $306          $199
Interest revenue recognized              39          120            11
                                       ----         ----          ----
Interest not recognized in operations  $246         $186          $188
                                       ====         ====          ====
(1) This table includes interest not recognized on loans which were classified as impaired at period-end. While every effort is being made to collect this interest revenue, it is probable a portion will never be recovered.

                       CODORUS VALLEY BANCORP, INC.

Table 2-Analysis of Allowance for Loan Losses


 (dollars in thousands)                          1996     1995
                                                ------   ------
 Balance-January 1,                             $2,286   $2,249

 Provision charged to operating expense            108       32

 Loans charged off:
   Commercial                                        7      177
   Real estate-mortgage                              2        0
   Consumer                                         64       31
                                                ------   ------
     Total loans charged off                        73      208

 Recoveries:
   Commercial                                       19       68
   Real estate-mortgage                              0        0
   Consumer                                         24       11
                                                ------   ------
     Total recoveries                               43       79
                                                ------   ------
     Net charge-offs                                30      129

 Balance-June 30,                               $2,364   $2,152
                                                ======   ======
 Ratios:

 Net charge-offs (annualized) to average
   total loans                                   0.04%     0.17%
 Allowance for loan losses to total loans
   at period-end                                 1.51%     1.38%
 Allowance for loan losses to impaired loans
   and loans past due 90 days or more            53.5%     59.4%

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

Item 4. Results of votes of security holders -

        (a)  An annual meeting of shareholders was held on May 21, 1996.
        (b), (c)  Three matters were voted upon as follows:

          (1) Three directors were re-elected, as follows:
                                           Votes    Votes
                             Term          cast     Against or
     Re-elected             Expires        For      Withheld*
     D. Reed Anderson, Esq.  1999        799,253     5,588
     MacGregor S. Jones      1999        801,646     3,195
     Larry J. Miller         1999        798,699     6,142

     *includes broker nonvotes.

     Directors whose term continued after the meeting:
                                      Term Expires
     Dallas L. Smith                     1997
     George A. Trout, DDS                1997
     Rodney L. Krebs                     1997
     Larry J. Miller                     1998
     D. Reed Anderson, Esq.              1998
     MacGregor S. Jones                  1998

     (2) The shareholders approved and ratified the adoption of the Codorus Valley Bancorp, Inc. 1996 Stock Incentive Plan. Votes were cast as follows: 683,120 For, 85,054 Against, and 4,800 Abtstentions or broker nonvotes.

                       CODORUS VALLEY BANCORP, INC.

Item 4. Results of votes of security holders, continued -

     (3) The shareholders ratified the selection of Ernst & Young LLP, of Harrisburg, Pennsylvania, as the independent auditors for the Corporation for the year ending December 31, 1996. Votes were cast as follows: 799,990 For, 2,006 Against, and 2,845 Abstentions or broker nonvotes.


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

                                 Date:  July 31, 1996



                                 By /s/ Jann A. Weaver
                                   (principal financial and
                                    accounting officer)
                                     Jann A. Weaver,
                                     Assistant Treasurer &
                                     Assistant Secretary

                                 Date:  July 31, 1996