Form 10-Q/A
period 1996-06-30
CODORUS VALLEY BANCORP INC
filed 1996-08-14
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           FORM 10-Q/A
                       (Amendment No. 1)*
(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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


* Part II, Item 4, amended with regards to directors' names.

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


                       CODORUS VALLEY BANCORP, INC.

Notes to Consolidated Financial Statements, continued

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



                       CODORUS VALLEY BANCORP, INC.

Notes to Consolidated Financial Statements, continued

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

Item 4. Results of votes of security holders -

        (a)  An annual meeting of shareholders was held on May 21, 1996.
        (b), (c)  Three matters were voted upon as follows:

          (1) Three directors were re-elected, as follows:
                                           Votes    Votes
                             Term          cast     Against or
     Re-elected             Expires        For      Withheld*
     D. Reed Anderson, Esq.  1999        799,253     5,588
     MacGregor S. Jones      1999        801,646     3,195
     Larry J. Miller         1999        798,699     6,142

     *includes broker nonvotes.

     Directors whose term continued after the meeting:
                                      Term Expires
     Dallas L. Smith                     1997
     George A. Trout, DDS                1997
     Rodney L. Krebs                     1997
     Barry A. Keller                     1998
     M. Carol Druck                      1998
     Donald H. Warner                    1998

     (2) The shareholders approved and ratified the adoption of the Codorus
     Valley Bancorp, Inc. 1996 Stock Incentive Plan. Votes were cast as follows: 683,120 For, 85,054 Against, and 4,800 Abtstentions or broker nonvotes.

                       CODORUS VALLEY BANCORP, INC.

PART II - Other Information, continued:

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

                                 Date:  August 14, 1996



                                 By /s/ Jann A. Weaver
                                   (principal financial and
                                    accounting officer)
                                     Jann A. Weaver,
                                     Assistant Treasurer &
                                     Assistant Secretary

                                 Date:  August 14, 1996


