Form 10-Q
period 1996-09-30
CODORUS VALLEY BANCORP INC
filed 1996-11-13
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1996
                                        OR
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

              APPLICABLE ONLY TO CORPORATE ISSUERS
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
1,045,296 shares of $2.50 (par value) common stock were outstanding as of 11-06-96 .

                  CODORUS VALLEY BANCORP, INC.
                            10Q INDEX


                                                             Page
                                                               #


PART I  - FINANCIAL INFORMATION:

        - Consolidated Statements of Financial Condition...    1

        - Consolidated Statements of Income................    2

        - Consolidated Statements of Cash Flows............    3

        - Notes to Consolidated Financial Statements.......    4

        - Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............    7


PART II - OTHER INFORMATION ...............................   17

Signature Page ............................................   18

                       CODORUS VALLEY BANCORP, INC.
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 Unaudited

                                          September   December  September
                                              30,        31,        30,
                                             1996       1995       1995
                                          ---------  ---------  ---------
Assets                                         (dollars in thousands)
 Cash and due from banks:
  Interest bearing deposits with banks     $    325   $    341   $    330
  Non-interest bearing deposits and cash      6,673      5,356      6,036
 Federal funds sold                               0      3,150          0
 Securities available for sale               65,728     61,679     63,184
 Loans                                      157,911    160,008    160,886
 Less-allowance for loan losses              (2,378)    (2,286)    (2,150)
                                           --------   --------   --------
   Total net loans                          155,533    157,722    158,736
 Premises and equipment                       4,287      3,523      3,567
 Interest receivable                          1,794      1,703      1,739
 Other assets                                 1,353      1,273      1,151
                                           --------   --------   --------
   Total assets............................$235,693   $234,747   $234,743
                                           ========   ========   ========
Liabilities
 Deposits
  Non-interest bearing demand              $ 17,158   $ 17,369   $ 17,270
  NOW                                        21,933     20,862     19,448
  Insured money fund                         25,777     25,902     26,560
  Savings                                    22,036     21,577     21,461
  Time CD's less than $100,000              107,395    110,435    111,760
  Time CD's $100,000 and above               15,037     16,295     16,075
                                           --------   --------   --------
   Total deposits                           209,336    212,440    212,574
 Federal funds purchased                        400          0        375
 Short-term borrowings                        2,500          0          0
 Interest payable                               894        865        997
 Accrued expenses and other liabilities         494        410        389
                                           --------   --------   --------
   Total liabilities....................... 213,624    213,715    214,335

Stockholders' Equity
 Series preferred stock, par value $2.50
  per share; 1,000,000 shares authorized;
  0 shares issued and outstanding                 0          0          0
 Common stock, par value $2.50 per share;
  10,000,000 shares authorized; 1,045,168
  shares issued at 9/30/96;  995,792 at
  12/31/95;  and 995,786 at 9/30/95.          2,613      2,490      2,490
 Additional paid-in capital                   6,552      5,194      5,194
 Retained earnings                           12,764     12,731     12,218
 Net unrealized gains on securities
  available for sale, net of taxes              140        617        506
                                           --------   --------   --------
   Total stockholders' equity..............  22,069     21,032     20,408
   Total liabilities and stockholders'
    equity.................................$235,693   $234,747   $234,743
                                           ========   ========   ========
See accompanying notes.

                       CODORUS VALLEY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                 Unaudited

                                                       Three months ended       Nine months ended
                                                         September 30,             September 30,
                                                       1996        1995          1996        1995
(dollars in thousands, except per share data)         ------      ------        ------      ------
Interest Income
 Interest and fees from loans                         $3,642      $3,661       $10,776     $10,708
 Interest from federal funds sold and interest
  bearing deposits with banks                             14          30            93         145
 Interest and dividends from securities:
  Taxable interest income                                951         880         2,790       2,410
  Tax-exempt interest income                              60          73           194         220
  Dividend income                                         13          12            38          38
                                                      ------      ------        ------      ------
   Total interest income.............................. 4,680       4,656        13,891      13,521
Interest Expense
 NOW                                                     116         124           351         377
 Insured money fund                                      198         201           575         598
 Savings                                                 140         142           414         428
 Time CD's less than $100,000                          1,508       1,590         4,574       4,440
 Time CD's $100,000 and above                            211         232           654         617
                                                      ------      ------        ------      ------
   Total interest expense on deposits                  2,173       2,289         6,568       6,460
 Interest expense on short-term borrowings and
  federal funds purchased                                 17           3            25           3
                                                      ------      ------        ------      ------
   Total interest expense............................. 2,190       2,292         6,593       6,463
                                                      ------      ------        ------      ------
  Net interest income................................. 2,490       2,364         7,298       7,058
Provision for Loan Losses                                 25           0           133          32
                                                      ------      ------        ------      ------
  Net interest income after provision for loan losses  2,465       2,364         7,165       7,026
Non-interest Income
 Trust income                                             86          58           222         188
 Service charges on deposit accounts                     106         105           311         303
 Other service charges and fees                           83          55           193         179
 Gain on sale of loans                                     0           0             7           0
 Gain (loss) on sales of securities                        0           0             2         (62)
                                                      ------      ------        ------      ------
  Total non-interest income                              275         218           735         608
Non-interest Expense
 Salaries and benefits                                   901         840         2,651       2,556
 Occupancy of premises                                   108         116           325         329
 Furniture and equipment                                 131         145           376         453
 FDIC deposit insurance                                    1         (11)            2         211
 Professional and legal                                   44          51           145         102
 Marketing and advertising                                56          43           131         145
 Acquired real estate, net                                51          21            63          58
 Other                                                   393         330         1,123         994
                                                      ------      ------        ------      ------
  Total non-interest expense                           1,685       1,535         4,816       4,848

  Income before income taxes                           1,055       1,047         3,084       2,786
Provision for Income Taxes                               334         324           982         854
                                                      ------      ------        ------      ------
  Net income..........................................$  721      $  723        $2,102      $1,932
                                                      ======      ======        ======      ======
  Net income per common share..........................$0.69       $0.69         $2.01       $1.86
                                                       =====       =====         =====       =====
See accompanying notes.

                       CODORUS VALLEY BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Unaudited
                                                          Nine months ended
                                                            September 30,
                                                           1996       1995
                                                         -------   -------
Cash Flows From Operating Activities:                (dollars in thousands)
 Net Income                                              $ 2,102   $ 1,932
 Adjustments to reconcile net income
  to net cash provided by operations:
   Depreciation                                              276       276
   Provision for loan losses                                 133        32
   Provision for losses on assets acquired in foreclosure     37        30
   Gain on sales of assets acquired in foreclosure           (13)        0
   Gain on sales of loans                                     (7)        0
   (Gain) loss on sales of securities                         (2)       62
   (Increase) in interest receivable                         (91)     (100)
   (Increase) decrease in other assets                      (124)      182
   Increase in interest payable                               29       145
   Increase (decrease) in other liabilities                   84       (10)
   Other, net                                                (24)        3
                                                         -------   -------
    Net cash provided by operating activities............. 2,400     2,552

Cash Flows From Investing Activities:
 Proceeds from sales of securities available for sale      2,382     2,345
 Proceeds from maturities and calls of securities
   available for sale                                     14,090     8,763
 Purchase of securities available for sale               (21,319)  (18,615)
 Net increase in loans made to customers                  (5,725)  (11,033)
 Proceeds from loan sales                                  7,656       531
 Purchases of premises and equipment                      (1,040)     (542)
 Proceeds from sale of assets acquired in foreclosure        500       256
                                                         -------   -------
   Net cash used in investing activities................  (3,456)  (18,295)

Cash Flows From Financing Activities:
 Net increase (decrease) in demand and savings deposits    1,194    (2,657)
 Net (decrease) increase in time deposits                 (4,298)   18,335
 Increase in short-term borrowings and
   federal funds purchased                                 2,900       375
 Dividends paid                                             (576)     (510)
 Cash paid in lieu of fractional shares                      (13)       (6)
 Payment to repurchase common stock                            0      (270)
                                                         -------   -------
    Net cash provided by financing activities............   (793)   15,267
                                                         -------   -------

    Net (decrease) in cash and cash equivalents.......... (1,849)     (476)
    Cash and cash equivalents at beginning of year.......  8,847     6,842
                                                         -------   -------
    Cash and cash equivalents at September 30,...........$ 6,998    $6,366
                                                         =======   =======
Supplemental Disclosures:
 Interest payments                                        $6,539    $6,318
 Income tax payments                                        $970      $895

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

   The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

   Per Share Computations - All per share computations include the retroactive effect of stock dividends. The weighted average number of shares of common stock outstanding was 1,045,167 and 1,039,484 for the nine month periods ended September 30, 1996 and September 30, 1995, respectively.

   Reclassifications - Certain reclassifications have been made to the 1995 consolidated financial statements to conform with the 1996 presentation.

   SFAS No. 121 - Effective January 1, 1996 the Corporation adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new rule specifies, among other things, when assets should be reviewed for impairment, how to determine if an asset is impaired, how to measure an impairment loss, and what disclosures are necessary in the financial statements. Adoption of Statement No. 121 did not materially affect the assets, earnings or capital of the Corporation.

                       CODORUS VALLEY BANCORP, INC.

Note 2-Summary of Significant Accounting Policies, continued

   SFAS No. 122 - Effective January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights." The new rule requires that management recognize as separate assets, rights to service mortgage loans for others, regardless of how they were acquired. Management should allocate the total cost of mortgage loans, either purchased or originated, to the loans and the servicing rights based on their relative fair value. Statement No. 122 also specifies how mortgage servicing rights and excess servicing rights should be evaluated for impairment. In June 1996, Statement No. 122 was superseded by SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" as described more fully below. Adoption of Statement No. 122 did not materially affect the assets, earnings or capital of the Corporation.

   SFAS No. 125 - On June 30, 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which supersedes SFAS No. 122, "Accounting for Mortgage Servicing Rights," and amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." This Statement provides accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities based on the application of a "financial-components approach" that focuses on control. Under this approach, when an entity transfers financial assets, it recognizes the financial and servicing asset it controls and the liabilities it has incurred, and derecognizes liabilities when extinguished. The Statement is effective for specified transactions occurring after December 31, 1996. On October 31, 1996, the FASB agreed to defer for one year paragraphs 9-12 for the following specific transactions: securities lending, repurchase agreements, dollar rolls, and other similar secured transactions. Additionally, the FASB agreed to defer for one year paragraph 15 for all transactions. Statement No. 125 must be applied prospectively. Adoption of this Statement is not expected to have a material impact on the assets, earnings or capital of the Corporation.

Note 3-Impaired Loans

   On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure." Under Statement No. 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due. The Statement requires that impaired loans be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than its recorded investment a creditor must recognize an impairment by creating, or adjusting, a valuation allowance with a corresponding charge to loan loss expense. The Corporation

                       CODORUS VALLEY BANCORP, INC.

Note 3-Impaired Loans, continued

   uses the cash basis method to recognize interest income on loans that are impaired. For all reportable periods, impaired loans were, for practical purposes, comprised of collateral dependent commercial loans and residential mortgage loans classified as nonaccrual(cash basis).
   The nonaccrual classification was based on actual or perceived deterioration in the financial condition of the borrower and/or other criteria as defined by the FDIC. Consumer loans such as installment loans and credit card loans are generally not classified as impaired because they are usually written-off as a loss when they become 90 days past due and are deemed uncollectible. Additional information regarding impaired loans is provided in the schedule that follows.

                                 September    December    September
                                     30,         31,          30,
   (dollars in thousands)           1996        1995         1995
                                   ------      ------       ------
    Impaired loans                 $2,870      $3,583       $4,137

    Amount of impaired loans that
      have a related allowance     $2,870      $3,583       $4,137
    Amount of impaired loans with
      no related allowance             $0          $0           $0

    Allowance for impaired loans     $578        $485         $570

                                          For the nine month period ended
                                                   September 30,
                                                  1996        1995
                                                 ------      ------
    Average investment in impaired loans         $3,490      $2,300
    Interest income recognized on
      impaired loans (all cash-basis method)        $13         $35


 Note 4-Analysis of Allowance for Loan Losses

   Changes in the allowance for loan losses for the nine month period ended September 30, were as follows:

     (dollars in thousands)                      1996     1995
                                                ------   ------
    Balance-January 1,                          $2,286   $2,249
    Provision charged to operating expense         133       32
    Loans charged off                              (98)    (260)
    Recoveries                                      57      129
                                                ------   ------
    Balance-September 30,                       $2,378   $2,150
                                                ======   ======

                       CODORUS VALLEY BANCORP, INC.


Management's Discussion of Consolidated Financial Condition and
Results of Operations

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Codorus Valley Bancorp, Inc., a bank holding company (the Corporation), and its wholly-owned subsidiary, Peoples Bank of Glen Rock (the Bank). The Corporation's consolidated financial condition and results of operations consist almost entirely of the Bank's financial condition and results of operations. This discussion should be read in conjunction with the 1995 Annual Report. Current performance does not guarantee, assure, or be indicative of similar performance in the future.

In addition to historical information, this 10-Q Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Important factors that might cause such a difference include, but are not limited to, those discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Corporation files periodically with the Securities and Exchange Commission.


Three months ended September 30, 1996
compared to three months ended September 30, 1995


RESULTS OF OPERATIONS

Net income for the current three month period was $721,000, which approximated the financial results for the third quarter of 1995. Current period net interest income increased above the prior year due to a larger volume of earning assets, principally investment securities. Noninterest income, principally trust fees and other service charges and fees, also increased above the prior period due to normal business growth. An increase in noninterest expenses, primarily salary and benefits, and other expenses; and a provision expense for possible loan losses, largely offset increases in net interest income and noninterest income in the current period. Net income per share, as adjusted for stock dividends, was $.69 for the third quarter of 1996 and 1995.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, is provided below.

                       CODORUS VALLEY BANCORP, INC.


Total interest income for the current three month period was $4,680,000, up $24,000 or 0.5% above the $4,656,000 earned in the same period of 1995. The $24,000 increase in interest income was due primarily to a larger volume of earning assets, principally investment securities. The average volume of securities available-for-sale was approximately $4.6 million higher in the current quarter than in the same quarter of 1995. Conversely, the average volume of total loans declined approximately $1 million during the current period due primarily to a $7 million sale, of held-for-sale residential mortgage loans, in April 1996. In addition to the loan sale, modest loan demand, competitive pressures, and the level of nonperforming assets also constrained income from loans during the current period.

Total interest expense for the current three month period was $2,190,000, down $102,000 or 4.5% below the $2,292,000 incurred for the same period in 1995. The $102,000 decrease in interest expense was due primarily to lower rates paid on interest bearing deposits. While the average volume of total interest bearing deposits approximated $196 million for both periods, the deposit mix changed. The current period reflected a higher level of average balances in less costly interest bearing demand and savings deposits and a lower level of more expensive time deposits.

Net interest income for the current three month period was $2,490,000, up $126,000 or 5.3% above the $2,364,000 earned in the same period of 1995. The increase in current period net interest income was achieved primarily from lower funding costs and secondarily from a larger average volume of earning assets.

The provision (expense) for possible loan losses was $25,000 for the current three month period. Comparatively, no provision was taken for the same period in 1995 due to a $270,000 loan loss recovery in December 1994 which reduced the need to fund the allowance for loan losses (reserve) in 1995.

Total noninterest income for the current three month period was $275,000, up $57,000 or 26% above the same quarter in 1995. The $57,000 increase resulted from increased trust fees and other service charges and fees. Increases within these two fee income categories were attributable to normal business growth.

Total noninterest expense for the current three month period was $1,685,000, up $150,000 or 9.8% above the $1,535,000 incurred for the third quarter of 1995. The $150,000 increase in non-interest expense was primarily the result of a $61,000 or 7.3% increase in salary and benefits expense, and a $63,000 or 19.1% increase in other expense. The increase in salary and benefits expense was primarily attributable to planned staff additions deemed necessary to support business growth. The overall increase in other expenses was primarily attributable to a $38,000 increase in problem loan carrying costs which were incurred to effect collection and protect collateral. The remaining $25,000 increase in other expenses resulted from relatively small increases among numerous expense accounts due to normal business growth.

                       CODORUS VALLEY BANCORP, INC.


The reduction in FDIC deposit insurance expenses in the third quarter of 1995 was attributable to the recognition of an industry-wide refund from the FDIC. In September 1995, the Bank recognized a $126,000 refund (including interest) from the FDIC for the four month period June through September of that year. Recent legislation relative to future FDIC related costs and commercial banks is provided in the year-to-date section of this report (see page 11).

The provision for income taxes in the current quarter increased $10,000 or 3% due to a higher level of pretax earnings.


Nine months ended September 30, 1996
compared to nine months ended September 30, 1995


Net income for the first nine months of 1996 was $2,102,000, up $170,000 or 8.8% above the $1,932,000 earned for the same period of 1995. The increase in net income was due primarily to an increase in net interest income, as a result of a larger volume of earning assets, and a reduction in deposit insurance expense due to an industry-wide reduction in premiums of the FDIC. Earnings per share, as adjusted for stock dividends, was $2.01 on September 30, 1996, compared to $1.86 on September 30, 1995. For the nine month period (annualized) of 1996, the return on average assets (ROA) and return on average equity (ROE) were approximately 1.18% and 12.9%, respectively, compared to 1.14% and 13.5%, respectively, for 1995.

At September 30, 1996, total assets were approximately $236 million, reflecting a 0.4% increase above September 30, 1995. Book value per share, as adjusted for stock dividends, was $21.12 on September 30, 1996, compared to $19.53 on September 30, 1995. The Corporation's capital remained sound as evidenced by a Tier I Risked-Based Capital Ratio of 14.3% and a Total Risk-Based Capital Ratio of 15.5% on September 30, 1996.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, is provided below.

Total interest income for the current nine month period was $13,891,000, up $370,000 or 2.7% above the $13,521,000 earned in the same period of 1995. The $370,000 increase in total interest income was due primarily to a larger volume of earning assets, principally investment securities. In spite of slightly lower yields, income from investment securities increased $354,000 or 13.3% in the current period due to a $8.7 million or 15% increase in average volume. The average volume and yield on total loans during the current period approximated 1995 which accounts for the small 0.6% increase in income. Income from loans during the current period was constrained by the April 1996 sale of $7 million of fixed rate held-for-sale residential mortgage loans. The purpose of the loan sale, as previously disclosed in the Form 10-Q for period ended June 30, 1996, was to manage interest rate risk.

                       CODORUS VALLEY BANCORP, INC.


Other factors which served to constrain loan growth in the current period were modest loan demand and competitive pressures. Income from loans was further constrained by the level of nonperforming assets. It is noteworthy that the level of nonperforming assets at September 30, 1996, principally impaired loans, declined since December 31, 1995 and September 30, 1995, as depicted in Table 1.

Total interest expense for the current nine month period was $6,593,000, up $130,000 or 2% above the $6,463,000 incurred for the same period in 1995. The $130,000 increase in total interest expense was due primarily to a larger volume of interest bearing deposits, principally time deposits. The year to date average volume of interest bearing deposits increased approximately $6.8 million or 3.6% above the same period in 1995. Deposit growth is expected to be slow to moderate in the period ahead based on competitive pressures, particularly competition from stock and bond mutual funds. Obtaining funding, at reasonable costs, will continue to challenge the commercial banking industry.

Net interest income was $7,298,000 for the current period, up $240,000 or 3.4% above the first nine months in 1995 as income from a larger volume of investment securities outpaced funding costs. The net yield on average earning assets (taxable equivalent basis) was approximately 4.45% for the current nine month period compared to 4.50% for the same period in 1995.

The provision (expense) for loan losses was $133,000 for the current period which reflected an increase of $101,000 above the same period in 1995. The current period provision primarily supported growth in the commercial loan portfolio. The provision for 1995 was lower due to a $270,000 loan loss recovery in December 1994 which reduced the need to fund the allowance for loan losses (reserve) in 1995.

Total noninterest income for the current nine month period was $735,000, up $127,000 or 21% above the same period in 1995. To achieve comparability in non-interest income from normal operations, infrequent gains and losses from the sale of assets should be excluded. On an adjusted basis, total non-interest income for the current period increased $56,000 or 8% above the prior period due to normal business growth. The recent historical growth rate for noninterest income is expected to be sustained in the period ahead based on normal business growth.

Total noninterest expense for the current nine month period was $4,816,000, down $32,000 or 0.7% below the $4,848,000 incurred for the same period in 1995. The decrease in total noninterest expense was primarily the result of a $221,000 reduction in FDIC deposit insurance premium expense. During the current period, well capitalized and well managed commercial bank members were charged a minimum membership fee by the FDIC. Other noninterest expense categories varied as follows. Salaries and benefits expense increased $95,000 or 3.7% due to normal merit raises and planned staff additions deemed necessary to support business growth. Furniture and equipment expense

                       CODORUS VALLEY BANCORP, INC.


declined $77,000 or 17% due primarily to a temporary reduction in depreciation expense related to computer hardware and software as a result of the Bank's mainframe computer system being fully depreciated in the latter part of 1995. In September 1996, the Bank completed installation of a new mainframe computer system. In addition, approximately sixty personal computers were purchased and installed as part of that technology improvement project. The projected annual expense for the mainframe computer system and the personal computers will approximate $215,000. Professional and legal expense increased $43,000 or 42% in the current period. Prior period professional and legal expenses were unusually low due to a partial insurance reimbursement associated with a large loan loss recorded in 1994. The "other" expense category, an aggregate of many individual expenditures, increased $129,000 or 13% due to normal business growth and increased problem loan carrying costs. In the period ahead, it is probable noninterest expenses will increase due to planned expansion, staff additions, and automation.

On September 30, 1996, the President signed into law the Deposit
Insurance Fund Act of 1996 (the Act) to recapitalize the Savings Association Insurance Fund (SAIF) administered by the Federal Deposit Insurance Corporation (FDIC) and to provide for repayment of the Financial Institution Collateral Obligation Bonds (FICO) issued by the Treasury Department. Under the Act, SAIF members, e.g., thrifts, will pay a one-time special assessment in 1996 estimated at 65.7 cents per $100 of insured deposits to capitalize the SAIF. For 1997 through 1999, thrifts and commercial banks will each pay a portion of the interest on FICO bonds estimated at 6.44 cents and 1.29 cents, respectively, per $100 of insured deposits. Beginning in the year 2000, and continuing until the FICO bonds are retired in 2018-2019, thrifts and commercial banks will pay the same FICO assessment rate. As always, the FDIC will be able to raise the assessments as necessary to maintain the funds at their target capital ratios provided by law. On January 1, 1999, the SAIF and the Bank Insurance Fund (BIF) will merge to form the Deposit Insurance Fund (DIF) if certain stipulations are met. The Act also provided regulatory relief to the financial services industry relative to environmental risks, frequency of examinations, and the simplification of forms and disclosures.
A recent estimate of the 1997 FICO assessment for the Bank was $29,000, based on a 1.29 cents rate per $100 of insured deposits, measured at September 30, 1996.

The provision for income taxes was $982,000 for the current period, up $128,000 above the same period in 1995 due to a higher level of pretax earnings.


CREDIT RISK AND LOAN QUALITY

A summary of nonperforming assets and past due loans, and related ratios, is provided in Table 1. An explanation of changes within each classification for September 30, 1996, compared to September 30, 1995, is provided below.

                       CODORUS VALLEY BANCORP, INC.


Impaired loans, the major component of total nonperforming assets, declined $1,267,000 or 31% since September 30, 1995 to a current level of $2,870,000. The decline was the result of contract renegotiations, based on prevailing market conditions for selected accounts, and recoveries due to aggressive collection efforts. At September 30, 1996, total impaired loans were comprised of eighteen unrelated relationships, primarily commercial loan relationships, ranging in size from approximately $25,000 to $593,000. The Corporation uses the cash basis method to recognize interest income on loans that are impaired. For all reportable periods, impaired loans were, for practical purposes, comprised of collateral dependent commercial loans and residential mortgage loans classified as nonaccrual. The adequacy of an allowance (reserve) for loan losses, which supports possible collateral deficiencies, is formally evaluated on a quarterly basis. Efforts to modify contractual terms for individual accounts or liquidate collateral assets are proceeding as quickly as potential buyers can be located and legal constraints permit.

The other component of nonperforming assets, assets acquired in foreclosure (net of a related reserve) declined $169,000 or 30% since September 30, 1995 to a level of $403,000. The reduction in assets acquired was due primarily to liquidations. Assets acquired (also known as OREO) consist primarily of improved real estate from six unrelated accounts. Generally Accepted Accounting Principles require that assets taken in satisfaction of debt be accounted for on an individual asset basis, at the lower of (a) fair value minus estimated costs to sell or (b) cost. The Corporation recorded loss provisions of $37,000 and $30,000 for the first nine months of 1996 and 1995, respectively. The losses for both periods reflected declines in the estimated fair value of assets acquired. Efforts to liquidate assets acquired are proceeding as quickly as potential buyers can be located and legal constraints permit.

At September 30, 1996, loans past due 90 days or more and still accruing interest totalled $788,000. Generally, loans in the past due category are well collateralized and in the process of collection. The current level of past due loans is closely monitored and believed to be within a manageable range.

At September 30, 1996, there were no potential problem loans, as defined by the Securities and Exchange Commission, identified by management. However, management was monitoring approximately $9,281,000 of loans for which the ability of the borrower to comply with present repayment terms was uncertain. These loans were not included in the above disclosure. They are monitored closely, and management presently believes that the allowance for loan losses is adequate to cover anticipated losses that may be attributable to these loans.

Table 2, Analysis of Allowance for Loan Losses, depicts a $2,378,000 allowance (reserve) at September 30, 1996. The reserve as a percentage of total loans was 1.51% at September 30, 1996, compared to 1.34% at September

                       CODORUS VALLEY BANCORP, INC.


30, 1995. The increase in the reserve ratio during the current period was attributable to a larger loss provision, smaller net charge-offs, and a reduction in outstanding loan balances due to a $7 million sale of held-for-sale mortgage loans. The loan loss provision for 1995 was low relative to 1996 due to a $270,000 recovery in December 1994 which reduced the need to fund the allowance for loan losses in 1995. Based on a recent evaluation of potential loan losses, management believes that the allowance is adequate to support any reasonably foreseeable level of losses that may arise. Ultimately, however, the adequacy of the allowance is largely dependent upon future economic factors beyond the Corporation's control. With this in mind, additions to the allowance for loan losses may be required in future periods.


LIQUIDITY

The loan-to-deposit ratio was 75.4% at September 30, 1996, compared to 75.7% at September 30, 1995. The ratio for both periods was within the 70-80% range that the Corporation uses for liquidity policy purposes. During the current period, the Bank routinely used its line of credit with the Federal Home Loan Bank of Pittsburgh (FHLBP) as a planned short term funding strategy. Outstanding advances on the line of credit, limited to ten percent of total assets, are collateralized by pledged investment securities. At September 30, 1996, the unused line of credit with the FHLBP was approximately $23.5 million less a $2.5 million draw.


STOCKHOLDERS' EQUITY (CAPITAL)

Total stockholders' equity, or capital, was $22,069,000 at September 30, 1996, compared to $20,408,000 at September 30, 1995. Growth in equity during the current period was due primarily to earnings retention from profitable operations. Book value per share was $21.12 on September 30, 1996, compared to $19.53, as adjusted for stock dividends, on September 30, 1995.

On October 8, 1996, the Board of Directors declared a regular quarterly cash dividend of $.17 per share, payable on or before November 12, 1996, to stockholders of record October 22, 1996. Payment of this dividend will bring cash dividends for the full year 1996 to $.74 per share, up $.06 or 8.8% above the $.68 paid for the full year 1995. Additionally, a 5% stock dividend was paid on June 13, 1996, as previously disclosed in the Form 10-Q for the period ended March 31, 1996. The stock dividend is another method of enhancing the value of our shareholders investment.

The weighted average number of shares of common stock outstanding was 1,045,167 and 1,039,484 for the nine month periods ended September 30, 1996 and September 30, 1995, respectively.

At September 30, 1996, the Corporation's Tier I Risk-Based Capital Ratio was 14.3% and its Total Risk-Based Capital Ratio was 15.5%. Both capital ratios

                       CODORUS VALLEY BANCORP, INC.


exceeded the minimum federal regulatory requirements for well capitalized banks of 6% and 10%, respectively.

A 1996 Stock Incentive Plan was approved by the shareholders at the annual meeting held on May 21, 1996. Under the Plan, 50,000 common shares are reserved for possible issuance.

As previously disclosed in the Form 10-K for the period ended December 31, 1995, the Corporation is progressing with its plans to replace and relocate its headquarters facility. A local contractor was recently awarded the contract for construction of the new Codorus Valley Corporate Center, at 105 Leader Heights Road, York, Pennsylvania. A recent estimate of total project costs, including land and furnishings, range from $5.3 to $5.5 million. It is probable that the Corporation will fund the project internally with retained earnings. The Bank is projected to use 75% of the new facility and the remaining 25% will be leased out as a source of revenue. Also, as previously disclosed, the Bank completed the implementation of a new mainframe computer system in September 1996. As part of that technology project, approximately sixty personal computers were purchased and installed. Estimated hardware and software costs for the mainframe computer system and the personal computers will approximate $750,000 and be financed with retained earnings. The new system will provide the power, speed and increased capabilities needed to stay competitive in a rapidly changing financial services industry. Additionally, the Bank continues to seek ways to expand its branch office network. Planned capital investments relative to physical expansion and automated systems could reduce Corporate net income and capital growth in the short term; however, these expenditures are deemed necessary to grow market share and net income over the long term. We believe that these investments are an important part of the overall strategy to achieve the goal of enhancing long term shareholder value.

Except as disclosed herein, the Corporation is not currently aware of any other trends, events or uncertainties which may materially and adversely effect capital, results of operations or liquidity.

                       CODORUS VALLEY BANCORP, INC.

Table 1 - Nonperforming Assets and Past Due Loans

                                  September 30, December 31, September 30,
(dollars in thousands)                 1996        1995         1995
                                      ------      ------       ------
Impaired loans (1)                    $2,870      $3,583       $4,137
Assets acquired in foreclosure (2)       403         695          572
                                      ------      ------       ------
  Total nonperforming assets          $3,273      $4,278       $4,709
                                      ======      ======       ======
Loans past due 90 days or more
 and still accruing interest            $788      $1,755         $326

Ratios:

Impaired loans as a % of
 total period-end loans                1.82%        2.24%         2.57%

Nonperforming assets as a % of
 total period-end loans and net
 assets acquired in foreclosure        2.07%        2.66%         2.92%

Nonperforming assets as a % of
 total period-end stockholders'
 equity                               14.83%       20.34%        23.07%

Allowance for loan losses as a
 multiple of impaired loans             .8x           .6x           .5x

Interest not recognized on impaired
loans at period-end: (3)

Contractual interest due               $263         $306          $278
Interest revenue recognized              13          120            35
                                       ----         ----          ----
Interest not recognized in operations  $250         $186          $243
                                       ====         ====          ====
(1) Comprised solely of nonaccrual loans.
(2) Net of related allowance(reserve).
(3) This table includes interest not recognized on loans which were classified as impaired at period-end. While every effort is being made to collect this interest revenue, it is probable a portion will never be recovered.

                       CODORUS VALLEY BANCORP, INC.

Table 2-Analysis of Allowance for Loan Losses


 (dollars in thousands)                          1996     1995
                                                ------   ------
 Balance-January 1,                             $2,286   $2,249

 Provision charged to operating expense            133       32

 Loans charged off:
   Commercial                                       14      228
   Real estate-mortgage                              2        0
   Consumer                                         82       32
                                                ------   ------
     Total loans charged off                        98      260

 Recoveries:
   Commercial                                       19      115
   Real estate-mortgage                              0        0
   Consumer                                         38       14
                                                ------   ------
     Total recoveries                               57      129
                                                ------   ------
     Net charge-offs                                41      131

 Balance-September 30,                          $2,378   $2,150
                                                ======   ======
 Ratios:

 Net charge-offs (annualized) to average
   total loans                                   0.03%     0.11%
 Allowance for loan losses to total loans
   at period-end                                 1.51%     1.34%
 Allowance for loan losses to impaired loans
   and loans past due 90 days or more            65.0%     48.2%

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


                                  Codorus Valley Bancorp, Inc.
                                        (Registrant)



                                 By  /s/ Larry J. Miller
                                     Larry J. Miller,
                                     President & CEO
                                     (principal executive officer)

                                     November 8, 1996



                                 By  /s/ Jann A. Weaver
                                     Jann A. Weaver,
                                     Assistant Treasurer &
                                     Assistant Secretary
                                     (principal financial and
                                       accounting officer)

                                     November 8, 1996