Form 10-K
period 1996-12-31
CODORUS VALLEY BANCORP INC
filed 1997-03-26
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996
                                       OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
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

  Title of each class          Name of each exchange on which registered
    NOT APPLICABLE                         NOT APPLICABLE

Securities registered pursuant to Section 12(g) of the Act:

         Common Stock, par value $2.50 per share
                    (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On February 25, 1997, the aggregate market value of the Registrant's voting stock held by non-affiliates was approximately, $27,112,000.

As of February 25, 1997, Codorus Valley Bancorp, Inc. had 1,045,296 shares of common stock outstanding, par value $2.50 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document:                                           Parts:
1996 Annual Report to Stockholders                  I, II and IV
Proxy Statement for the Annual Meeting of
 Stockholders to be held May 20, 1997.              III and IV

                  Codorus Valley Bancorp, Inc.
                       Form 10-K Index


Part I                                                      Page

Item 1  Business............................................   3
Item 2  Properties..........................................   6
Item 3  Legal Proceedings...................................   8
Item 4  Submission of Matters to a Vote of Security Holders.   8


Part II

Item 5  Market for the Registrant's Common Equity and
        Related Stockholder Matters.........................   8
Item 6  Selected Financial Data.............................   8
Item 7  Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................   8
Item 8  Financial Statements and Supplementary Data.........   9
Item 9  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.................   9


Part III

Item 10  Directors and Executive Officers of the Registrant.   9
Item 11  Executive Compensation.............................   9
Item 12  Security Ownership of Certain Beneficial Owners
         and Management.....................................   9
Item 13  Certain Relationships and Related Transactions.....   9

Part IV

Item 14  Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K........................................  10

         Signatures.........................................  12

PART I

Item 1: Business

Codorus Valley Bancorp, Inc. ("Bancorp" or the "Registrant") is a Pennsylvania business corporation, incorporated on October 7, 1986. On March 2, 1987, Bancorp became a bank holding company, pursuant to the Bank Holding Company Act of 1956, as amended. PEOPLESBANK, A Codorus Valley Company ("PEOPLESBANK" or the "Bank") is its wholly-owned banking subsidiary and SYC Realty Co., Inc. is its wholly-owned nonbank subsidiary. Since commencing operations, Bancorp's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. At December 31, 1996, Bancorp had total consolidated assets of $237.3 million, total deposits and other liabilities of $214.6 million, and total stockholders' equity of $22.7 million.

Bank Subsidiary

PEOPLESBANK, formerly Peoples Bank of Glen Rock until February 1997, organized in 1934, is a Pennsylvania chartered bank and is not a member of the Federal Reserve System. PEOPLESBANK offers a full range of commercial and consumer banking services through seven full service banking office locations in York County, Pennsylvania. An eighth full service office, located in East York, is scheduled to open in April, 1997. PEOPLESBANK also offers trust and investment services at a separate office located in Pine Grove Commons, York, Pennsylvania. The deposits of PEOPLES BANK are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law. At December 31, 1996, PEOPLESBANK had total loans of $166.7 million and total deposits of $209.5 million.

The Bank is not dependent for deposits nor exposed by loan concentration to a single customer or to a small group of customers. Accordingly, losses from a single customer, or small customer group, would not have a material adverse effect on the financial condition of the Bank. At fiscal year end 1996 approximately 15% of total loans were concentrated in the commercial facility leasing industry and approximately 9% of total loans were concentrated in the real estate development industry, compared to 7% and 12%, respectively, at year end 1995.

Nonbank Subsidiary

On June 20, 1991, SYC Realty Company, Inc. ("SYC Realty") was incorporated as a wholly-owned subsidiary of the Registrant. This nonbank subsidiary was created primarily for the purpose of disposing of selected properties obtained from the Bank in satisfaction of debts previously contracted. SYC Realty commenced business operations in October, 1995. To date, the financial impact of this subsidiary's operations on the Registrant and the Bank has been immaterial.

Competition

The banking industry in PEOPLESBANK's service area, principally York County, Pennsylvania, is extremely competitive. The Bank competes with commercial banks and other financial service providers such as thrifts, credit unions, consumer finance companies, investment firms, and mortgage companies. Some of the financial services providers operating in PEOPLESBANK's service area operate on a regional scale and possess resources greater than those of PEOPLESBANK.

Supervision and Regulation

The Bancorp is subject to regulation by the Pennsylvania Department of Banking, the Federal Reserve Board ("FRB") and the Securities and Exchange Commission ("SEC"). Bancorp is restricted to activities that are found by the Federal Reserve Board to be closely related to banking, and which are expected to produce benefits for the public that will outweigh any potentially adverse effects.

Provisions of the Bank Holding Company Act of 1956, as amended, ("BHC Act") require Bancorp to secure the prior approval of the Federal Reserve Board before it owns or controls, directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any institution, including another bank.

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

PEOPLESBANK is subject to regulation by the Pennsylvania Department of Banking, the FDIC and the FRB. Federal and state laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and collateral it takes, the activities of a bank with respect to mergers and consolidations, and the establishment of branches. The earnings of the Bank are also affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.

The United States Supreme Court recently rendered a decision in favor of nationwide insurance sales by banks. The decision also bars states from blocking insurance sales by national banks in towns with populations of no more than 5,000. Subsequent to the Supreme Court's ruling, the Office of the Comptroller of the Currency has issued draft guidelines for national banks to sell insurance. This federal guidance, however, will not necessarily ease state restrictions which currently hinder bank insurance sales. States that have traditionally been opposed to bank insurance sales could impose licensing requirements and other restrictions hampering bank insurance activities. Because the insurance industry is opposed to banks selling and underwriting insurance, it is difficult to determine to what extent banks will be allowed to engage in insurance activities and the regulatory costs that will be attached to such activities.

Congress is currently considering legislative reform centered on repealing the Glass-Steagall Act which prohibits commercial banks from engaging in the securities industry. The major initiative proposed by the House Banking Committee Chairman, James Leach, was recently defeated. The proposal required a financial services holding company structure which would be permitted to own a bank and a separately capitalized securities firm. However, banks would be prohibited from affiliating with insurance companies or nonfinancial firms. The holding company structure would be regulated by the Federal Reserve Board, and its subsidiaries would be supervised by the applicable regulator based on their respective functions. Alternatively, the proposal also permitted a securities firm to establish an investment bank holding company to own an uninsured wholesale financial institution and a securities unit. Although Leach's proposal, as currently drafted, has been cancelled, he has announced plans to introduce legislation proposing limited regulatory relief.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), also has impact on how the Bank conducts its business. FDICIA's risk-based assessment system is designed to promote safety and soundness in the banking and thrift industries by making the deposit insurance system fairer to well-run institutions and by encouraging weaker institutions to improve their financial condition. Current information regarding FDIC issues and costs is provided in the 1996 Annual Report to Shareholders, within the Management's Discussion section under the subheading non-interest expenses. Information about Bancorp's capital ratios can be found in the 1996 Annual Report, within the Management's Discussion section under the subheading stockholder's equity (including Table
10). Bancorp's and the Bank's capital ratios exceed current regulatory requirements for well capitalized banks. "Truth-in-Savings" a separate subtitle within FDICIA, called the "Bank Enterprize Act of 1991," requires truth-in-savings on consumer deposit accounts so that consumers can make meaningful comparisons between the competing claims of banks with regard to deposit accounts and products. The Bank has been providing information to depositors concerning the terms of their deposit accounts, and in particular the annual percentage yield in compliance with this law.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") reformed supervisory, enforcement and penalty provisions relative to financial service companies.

Periodically, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions are frequently made in Congress, and before various bank regulatory agencies. No predictions can be made as to the likelihood of any major changes or the impact such changes might have on the assets, earnings or capital of the Bancorp and the Bank.


Other information

At December 31, 1996, the Bank had one hundred and twenty (120) full-time employees and twenty-one (21) part-time employees.

The required Statistical Information for Item I can be found in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.


Item 2: Properties

The Bancorp owns in fee and without liens the following properties.

   Trust and Investment Services Office
     Located at 120 Pine Grove Commons, Pine Grove Road, York, in York Township, PA. This office is a 1,575 square foot (approximately) unit of a business condominium complex known as Pine Grove Commons. This space is leased to its subsidiary, PEOPLESBANK. The lease, as signed on August 17, 1990, is for a five year term and is renewable every five years thereafter at the option of the lessee. The lessee pays annual rent of $18,900 during the said term in monthly installments of $1,575. The fixed rent may be adjusted annually in reference to the Consumer Price Index as described in the lease agreement.

   Codorus Valley Corporate Center
     Currently under construction at 105 Leader Heights Road, York, in York Township, PA. This 40,000 square foot (approximately) facility will serve as a corporate headquarters. It is adjacent to the Bank's Data Operations Center and Leader Heights banking office. Occupancy is expected during the third quarter of 1997.

PEOPLESBANK owns the following properties in fee and without liens.

   Glen Rock Office: Currently serves as both a corporate headquarters and banking office. It is located at 1 Manchester Street in the borough of Glen Rock, PA. A bank-owned parking lot is located nearby on Hanover Street.

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

   Cape Horn Office: Located at 2587 Cape Horn Road, Red Lion in the township of Windsor, PA.

   East York Office: In February 1997, the Bank purchased an existing branch office located at 2701 Eastern Boulevard, York in the township of Springettsbury, PA. Opening of the full service banking office is scheduled for April 1997.

   Human Resources Office: Located at 7 Manchester Street in the borough of Glen Rock, PA. This office is a frame dwelling located next to the Glen Rock banking office.

PEOPLESBANK leases the following property.

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

All of the above properties are located in York County, Pennsylvania and are, in the opinion of management, adequate for the business purposes of the Registrant and its subsidiaries.

Item 3: Legal Proceedings

Various legal actions or proceedings, arising in the ordinary course of business, are pending involving the Corporation or its subsidiaries. In the opinion of management, these matters are without merit or, if determined adversely to the Registrant, will not have a material impact on the Corporation's liquidity, capital resources, and results of operations.

Item 4: Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5: Market for the Corporation's Common Equity and Related
        Stockholder Matters

Market and dividend information appearing in the 1996 Annual Report to Stockholders, under the caption "Stock, Dividend and Broker Information," is incorporated by reference in response to this item and is included in Exhibit 13.

As of February 27, 1996, the Registrant had approximately one thousand, twenty-one (1,021) stockholders of record.

Related stockholder information appearing in the 1996 Annual Report to Stockholders, under the caption "Stockholders' Equity," included in "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," is incorporated by reference in response to this item and is included in Exhibit 13.

Item 6: Selected Financial Data

Information appearing in the 1996 Annual Report to Stockholders, under the caption "Selected Financial Data," is incorporated by reference in response to this item and is included in Exhibit 13.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

The "Management Discussion and Analysis of Consolidated Financial Condition and Results of Operations" in the 1996 Annual Report to Stockholders is incorporated by reference in response to this item and is included in Exhibit 13.

Item 8: Financial Statements and Supplementary Data

The Registrant's Consolidated Financial Statements and Notes thereto in the 1996 Annual Report to Stockholders, is incorporated by reference in response to this item and is included in Exhibit 13.

The Registrant does not meet both of the tests under Item 302(a)(5) of Regulation S-K, and therefore, is not required to provide supplementary financial data.


Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


PART III

Item 10: Directors and Executive Officers of the Registrant

Information appearing in the Proxy Statement relating to the Annual Meeting of Stockholders to be held May 20, 1997 (the "Proxy Statement"), under the caption "Information as to Nominees, Directors and Executive Officers," is incorporated by reference in response to this item.

Item 11: Executive Compensation

Information appearing in the Proxy Statement, under the caption "Executive Compensation," is incorporated by reference in response to this item.

Item 12: Security Ownership of Certain Beneficial Owners and Management

Information appearing in the Proxy Statement, under the caption "Section 16(a) Beneficial Ownership Compliance," is incorporated by reference in response to this item.

Item 13: Certain Relationships and Related Transactions

Information appearing in the Proxy Statement, under the caption "Certain Transactions," is incorporated by reference in response to this item.

PART IV

Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) 1. Financial Statements.
         The following consolidated statements of Codorus Valley Bancorp, Inc. are included by reference in Part II, Item 8 hereof:
           Report of Independent Auditors
           Consolidated Statements of Financial Condition
           Consolidated Statements of Income
           Consoldated Statements of Cash Flows
           Consolidated Statements of Changes in Stockholders' Equity Notes to Consolidated Financial Statements

      2. Financial Statement Schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

      3. Exhibits filed as part of 10-K pursuant to Item 601 of Regulation
         S-K.
           Exhibit
           Number   Description of Exhibit
             3(i)   Articles of Incorporation (Incorporated by reference to
                    Exhibit 3(i) to Current Report on Form 8-K, filed with the
                    Commission on March 25, 1996.)

            3(ii) By-laws (Incorporated by reference to Exhibit 3(ii) to Current Report on Form 8-K, filed with the Commission on March 25, 1996.)

              4 Rights Agreement Dated as of November 4, 1995 (Incorporated by reference to Current Report on Form 8-K, filed with the Commission on December 4, 1995.)

            10(a)   1996 Stock Incentive Plan (Incorporated by reference to
                    Exhibit 99 of Registration Statement No. 333-9277 on Form S-8, filed with the Commission on July 31, 1996.)

            10(b) Executive Employment Agreement (Incorporated by reference to Current Report on Form 8-K, filed with the Commission on March 25, 1997.)

             11 Statement re: Computation of Earnings Per Share (Incorporated by reference to Exhibit 13 hereof, 1996 Annual Report to Stockholders at Note 1 to the Consolidated Financial Statements.)

             13 Excerpts from the Annual Report to Stockholders for fiscal year ended December 31, 1996.

             21     List of subsidiaries of the Registrant.

             23     Consent of Independent Auditors

             24     Power of Attorney

             27     Financial Data Schedule


  (B) Reports on Form 8-K.

          The Registrant filed no Current Reports on Form 8-K for the quarter ended December 31, 1996.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codorus Valley Bancorp, Inc.
(Registrant)

By /s/ Larry J. Miller               Date:  March 25, 1997
   -------------------------
  Larry J. Miller, President
  and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity

/s/ George A. Trout         Chairman of the Board of       3/25/97
-----------------------     Directors and Director
George A. Trout, D.D.S.


/s/ Larry J. Miller         President, Chief Executive     3/25/97
------------------------    Officer and Director
Larry J. Miller, President
(Principal Executive Officer)


/s/ Barry A. Keller         Vice Chairman of the Board of  3/25/97
------------------------    Directors and Director
Barry A. Keller


/s/ Dallas S. Smith         Secretary and Director         3/25/97
------------------------
Dallas S. Smith

/s/ M. Carol Druck          Assistant Secretary,           3/25/97
------------------------    Assistant Treasurer and Director
M. Carol Druck

/s/ MacGregor S. Jones      Assistant Secretary and        3/25/97
------------------------    Director
MacGregor S. Jones

/s/ Rodney L. Krebs         Treasurer and Director         3/25/97
------------------------
Rodney L. Krebs

/s/ Donald H. Warner        Vice President and Director    3/25/97
------------------------
Donald H. Warner

/s/ D. Reed Anderson, Esq.  Director                       3/25/97
--------------------------
D. Reed Anderson, Esq.

/s/ Jann A. Weaver          Assistant Treasurer and        3/25/97
------------------------    Assistant Secretary
Jann A. Weaver
(Principal Financial and
 Principal Accounting Officer)
                                       12

                                  EXHIBIT INDEX


                                                                                Page # in
                                                                             manually signed
Exhibit                                                                          original
Number   Description of Exhibit                                                 Form 10-K

  3(i)   Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to
         Current Report on Form 8-K, filed with the Commission on March 25,
         1996.)

 3(ii) By-laws (Incorporated by reference to Exhibit 3(ii) to Current Report on Form 8-K, filed with the Commission on March 25, 1996.)

   4 Rights Agreement Dated as of November 4, 1995 (Incorporated by reference to Current Report on Form 8-K, filed with the Commission on December 4, 1995.)

 10(a)   1996 Stock Incentive Plan (Incorporated by reference to
         Exhibit 99 of Registration Statement No. 333-9277 on
         Form S-8, filed with the Commission on July 31, 1996.)

 10(b)   Executive Employment Agreement (Incorporated by reference to Current
         Report on Form 8-K, filed with the Commission on March 25, 1997.)

  11     Statement re:  Computation of Earnings Per Share                           23
         (Incorporated by reference to Exhibit 13 hereof, 1996
         Annual Report to Stockholders at Note 1 to the
         Consolidated Financial Statements.)

  13     Excerpts from the Annual Report to Stockholders for
         fiscal year ended December 31, 1996.                                     14-52

  21     List of subsidiaries of the Registrant.                                    53

  23     Consent of Independent Auditors                                            54

  24     Power of Attorney                                                          55

  27     Financial Data Schedule                                                    56