Form 10-Q
period 1997-03-31
CODORUS VALLEY BANCORP INC
filed 1997-05-13
CIK 806279

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1997
                                        OR
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

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes    No
              APPLICABLE ONLY TO CORPORATE ISSUERS
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,045,296 shares of $2.50 (par value) common stock were outstanding as of 4-22-97 .

                  CODORUS VALLEY BANCORP, INC.
                            10Q INDEX


                                                             Page
                                                               #


PART I  - FINANCIAL INFORMATION:

        - Consolidated Statements of Financial Condition...    1

        - Consolidated Statements of Income................    2

        - Consolidated Statements of Cash Flows............    3

        - Notes to Consolidated Financial Statements.......    4

        - Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............    7


PART II - OTHER INFORMATION ...............................   15

Signature Page ............................................   16

                         CODORUS VALLEY BANCORP, INC.
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 Unaudited
                                            March     December    March
                                              31,        31,        31,
                                             1997       1996       1996
                                          ---------  ---------  ---------
Assets                                         (dollars in thousands)
 Cash and due from banks:
  Interest bearing deposits with banks     $    343   $    337   $    340
  Non-interest bearing deposits and cash      6,010      7,012      5,147
 Federal funds sold                           1,100        300      4,650
 Loans held for sale                              0          0      7,030
 Securities available for sale               53,962     56,859     64,193
 Loans                                      171,093    166,651    151,435
 Less-allowance for loan losses              (1,972)    (2,110)    (2,306)
                                           --------   --------   --------
   Total net loans                          169,121    164,541    149,129
 Premises and equipment                       6,481      5,025      3,690
 Interest receivable                          1,691      1,642      1,763
 Other assets                                 1,547      1,613      1,069
                                           --------   --------   --------
   Total assets............................$240,255   $237,329   $237,011
                                           ========   ========   ========
Liabilities
 Deposits
  Non-interest bearing demand              $ 16,558   $ 19,142   $ 16,007
  NOW                                        23,030     22,237     21,333
  Insured money fund                         27,507     25,651     26,080
  Savings                                    21,129     20,652     22,263
  Time CD's less than $100,000              107,575    106,283    111,962
  Time CD's $100,000 and above               17,032     15,495     16,474
                                           --------   --------   --------
   Total deposits                           212,831    209,460    214,119
 Short-term borrowings                            0      4,000          0
 Long-term borrowings                         2,965          0          0
 Interest payable                               896        796        995
 Accrued expenses and other liabilities         542        367        665
                                           --------   --------   --------
   Total liabilities....................... 217,234    214,623    215,779

Stockholders' Equity
 Series preferred stock, par value $2.50
  per share; 1,000,000 shares authorized;
  0 shares issued and outstanding                 0          0          0
 Common stock, par value $2.50 per share;
  10,000,000 shares authorized; 1,045,296
  shares issued at 3/31/97 and 12/31/96;
  and 995,793 at 3/31/96.                     2,613      2,613      2,490
 Additional paid-in capital                   6,556      6,556      5,194
 Retained earnings                           13,632     13,191     13,206
 Net unrealized gains on securities
  available for sale, net of taxes              220        346        342
                                           --------   --------   --------
   Total stockholders' equity..............  23,021     22,706     21,232
   Total liabilities and stockholders'
    equity.................................$240,255   $237,329   $237,011
                                           ========   ========   ========
See accompanying notes.

                       CODORUS VALLEY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                 Unaudited
                                                       Three months ended
                                                           March 31,
 (dollars in thousands, except per share data)          1997        1996
 Interest Income                                      ------      ------
 Interest and fees from loans                         $3,803      $3,594
 Interest from federal funds sold and interest
  bearing deposits with banks                             18          40
 Interest and dividends from securities:
  Taxable interest income                                756         849
  Tax-exempt interest income                              51          74
  Dividend income                                         15          14
                                                      ------      ------
   Total interest income.............................. 4,643       4,571
Interest Expense
 NOW                                                      97         116
 Insured money fund                                      192         186
 Savings                                                 117         135
 Time CD's less than $100,000                          1,445       1,529
 Time CD's $100,000 and above                            214         219
                                                      ------      ------
   Total interest expense on deposits                  2,065       2,185
 Interest expense on short-term borrowings and
  federal funds purchased                                  3           0
 Interest expense on long-term borrowings                 58           0
                                                      ------      ------
   Total interest expense............................. 2,126       2,185
                                                      ------      ------
  Net interest income................................. 2,517       2,386
Provision for Loan Losses                                 67          58
                                                      ------      ------
  Net interest income after provision for loan losses  2,450       2,328
Non-interest Income
 Trust income                                            107          66
 Service charges on deposit accounts                     101         102
 Other service charges and fees                           73          60
                                                      ------      ------
  Total non-interest income                              281         228
Non-interest Expense
 Salaries and benefits                                   918         880
 Occupancy of premises                                   110         112
 Furniture and equipment                                 191         118
 Postage, stationery and supplies                        103          80
 Professional and legal                                   36          50
 Marketing and advertising                                69          18
 Acquired real estate, net                                (9)        (10)
 Other                                                   381         290
                                                      ------      ------
  Total non-interest expense                           1,799       1,538
  Income before income taxes                             932       1,018
Provision for Income Taxes                               292         314
                                                      ------      ------
  Net income..........................................$  640      $  704
                                                      ======      ======
  Net income per common share..........................$0.58       $0.64
                                                       =====       =====
See accompanying notes.

                       CODORUS VALLEY BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Unaudited
                                                        Three months ended
                                                              March 31,
                                                           1997       1996
                                                         -------   -------
Cash Flows From Operating Activities:                (dollars in thousands)
 Net Income                                              $   640   $   704
 Adjustments to reconcile net income
  to net cash provided by operations:
   Depreciation                                              139        90
   Provision for loan losses                                  67        58
   Provision for losses on assets acquired in foreclosure      0        (2)
   Gain on sales of assets acquired in foreclosure             0       (13)
   (Increase) in interest receivable                         (49)      (60)
   Decrease (increase) in other assets                        72       (18)
   Increase in interest payable                              100       130
   Increase in other liabilities                             175       255
   Other, net                                                 23        13
                                                         -------   -------
    Net cash provided by operating activities............. 1,167     1,157

Cash Flows From Investing Activities:
 Proceeds from sales of securities available for sale        219         0
 Proceeds from maturities and calls of securities
   available for sale                                      3,699     5,356
 Purchase of securities available for sale                (1,231)   (8,319)
 Net (increase) decrease in loans made to customers       (4,840)    1,313
 Proceeds from loan sales                                    225       166
 Purchases of premises and equipment                      (1,595)     (257)
 Proceeds from sale of assets acquired in foreclosure         23       424
                                                         -------   -------
   Net cash used in investing activities................  (3,500)   (1,317)

Cash Flows From Financing Activities:
 Net increase (decrease) in demand and savings deposits      542       (27)
 Net increase in time deposits                             2,829     1,706
 (Decrease) in short-term borrowings and
   federal funds purchased                                (4,000)        0
 Increase in long-term borrowings                          2,965         0
 Dividends paid                                             (199)     (229)
                                                          -------   -------
    Net cash provided by financing activities............  2,137     1,450
                                                          -------   -------

    Net (decrease) in cash and cash equivalents..........   (196)    1,290
    Cash and cash equivalents at beginning of year.......  7,649     8,847
                                                         -------   -------
    Cash and cash equivalents at March 31,...............$ 7,453   $10,137
                                                         =======   =======
Supplemental Disclosures:
 Interest payments                                        $1,965    $2,055
 Income tax payments                                          $0       $15

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

   These statements should be read in conjunction with notes to the financial statements contained in the 1996 Annual Report to Stockholders.

   No shares of common stock are reserved for issuance in the event of conversions or the exercise of warrants, options or other rights, except for shares reserved for the Corporation's Dividend Reinvestment and Stock Purchase Plan, Shareholders' Rights Plan, and 1996 Stock Incentive Plan.

   The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

   Per Share Computations - All per share computations include the retroactive effect of stock dividends including the estimated effect of the 5% stock dividend declared April 8, 1997. The weighted average number of shares of common stock outstanding was approximately 1,097,561 for the three month periods ended March 31, 1997 and March 31, 1996.

   Reclassifications - Certain reclassifications have been made to the 1996 consolidated financial statements to conform with the 1997 presentation.

   SFAS No. 121 - Effective January 1, 1996 the Corporation adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new rule specifies, among other things, when assets should be reviewed for impairment, how to determine if an asset is impaired, how to measure an impairment loss, and what disclosures are necessary in the financial statements. Adoption of Statement No. 121 did not affect the assets, earnings or capital of the Corporation.

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

   SFAS No. 125 - On June 30, 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which supersedes SFAS No. 122, "Accounting for Mortgage Servicing Rights," and amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." This Statement provides accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities based on the application of a "financial-components approach" that focuses on control. Under this approach, when an entity transfers financial assets, it recognizes the financial and servicing asset it controls and the liabilities it has incurred, and derecognizes liabilities when extinguished. The Statement is effective for specified transactions occurring after December 31, 1996. On October 31, 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125," which defers until January 1, 1998, the effective date of paragraph 9-12 for the following specific transactions: securities lending, repurchase agreements, dollar rolls, and other similar secured transactions. Additionally, the FASB agreed to defer for one year paragraph 15 for all transactions. Statement No. 125 must be applied prospectively. Adoption of this Statement is not expected to have a material impact on the assets, earnings or capital of the Corporation.

   SFAS No. 128 - In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which supersedes APB Opinion No. 15. Statement No. 128, effective for financial statements issued after December 15, 1997, simplifies the computation of earnings per share (EPS) by replacing the presentation of primary EPS with a presentation of basic EPS. Under this Statement the dilutive effect of stock options will be excluded when calculating basic EPS. Statement No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Adoption of Statement No. 128 is not expected to have a material impact on the EPS calculations of the Corporation.

                       CODORUS VALLEY BANCORP, INC.

Note 3-Impaired Loans

   The Corporation records impaired loans in accordance with Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure." For all reportable periods, impaired loans were, for practical purposes, comprised of collateral dependent commercial loans and residential mortgage loans classified as nonaccrual(cash basis). Additional information regarding impaired loans is provided in the schedule that follows.

                                   March      December      March
                                     31,         31,          31,
   (dollars in thousands)           1997        1996         1996
                                   ------      ------       ------
    Impaired loans                 $1,803      $2,063       $4,374

    Amount of impaired loans that
      have a related allowance     $1,803      $2,063       $4,374
    Amount of impaired loans with
      no related allowance             $0          $0           $0

    Allowance for impaired loans     $204        $371         $552

                                          For the three month period ended
                                                     March 31,
                                                  1997        1996
                                                 ------      ------
    Average investment in impaired loans         $1,930      $3,771
    Interest income recognized on
      impaired loans (all cash-basis method)         $4         $32


 Note 4-Analysis of Allowance for Loan Losses

   Changes in the allowance for loan losses for the three month period ended March 31, were as follows:

     (dollars in thousands)                      1997     1996
                                                ------   ------
    Balance-January 1,                          $2,110   $2,286
    Provision charged to operating expense          67       58
    Loans charged off                             (226)     (61)
    Recoveries                                      21       23
                                                ------   ------
    Balance-March 31,                           $1,972   $2,306
                                                ======   ======

                     CODORUS VALLEY BANCORP, INC.


Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements of Codorus Valley Bancorp, Inc., a bank holding company (the Corporation), and its wholly-owned subsidiary, PeoplesBank, A Codorus Valley Company (the Bank), formerly Peoples Bank of Glen Rock until February 1997. The Corporation's consolidated financial condition and results of operations consist primarily of the Bank's financial condition and results of operations. This discussion should be read in conjunction with the 1996 Annual Report. Current performance does not guarantee, assure, or may not be indicative of similar performance in the future.

In addition to historical information, this 10-Q Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Important factors that might cause such a difference include, but are not limited to, those discussed in this "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" section. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Corporation files periodically with the Securities and Exchange Commission.


Three months ended March 31, 1997
compared to three months ended March 31, 1996


RESULTS OF OPERATIONS

Net income for the current three month period was $640,000, or $.58 per share, compared to $704,000, or $.64 per share, for the same period in 1996. Per share amounts were adjusted to reflect a five percent stock dividend declared on April 8, 1997. Net income was down from the prior period, as anticipated, due primarily to a higher level of noninterest expense. The increase in noninterest expense was driven in part by capital investments in systems and technology in accordance with the Corporation's strategic plan. Marketing expenses relating to an image campaign associated with the new name of the Corporation's financial services subsidiary (PeoplesBank, A Codorus Valley Company), and charitable donation expenses also increased above the prior period. For the three month period (annualized) of 1997, the return on average assets (ROA) and return on average equity (ROE) were approximately

                     CODORUS VALLEY BANCORP, INC.


1.08% and 11.0%, respectively, compared to 1.20% and 13.1%, respectively, for 1996.

At March 31, 1997, total assets were approximately $240 million, compared to $237 million at March 31, 1996. Book value per share, adjusted for a recent five percent stock dividend declaration, was $20.97 on March 31, 1997, compared to $19.34 on March 31, 1996. The Corporation's capital remained sound as evidenced by a Tier I Risk-Based Capital Ratio of 13.5% and a Total Risk-Based Capital Ratio of 14.6% on March 31, 1997.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, is provided below.

Total interest income for the current three month period was $4,643,000, up $72,000 or 1.6% above the $4,571,000 earned in the same period of 1996. The $72,000 increase in interest income was due primarily to a larger volume of earning assets, principally commercial loans. The average volume of total loans during the current quarter was approximately $166.9 million, or $10.7 million above the average balance (including loans held-for-sale) for the first quarter of 1996. Conversely, the average volume of securities-available-for-sale for the current quarter was $54.6 million which reflected a $7.2 million decline from the first quarter of 1996. The decline in the investment securities portfolio partially funded growth in the loan portfolio. The taxable equivalent yield on average earning assets approximated 8.36% for the current quarter compared to 8.31% for the first quarter of 1996. Moderate loan growth is anticipated for the next quarter based on the presumptions that the local and national economies will continue to grow, the level of employment remains relatively high, and the rate of inflation remains low and stable.

Total interest expense for the current three month period was $2,126,000, down $59,000 or 2.7% below the $2,185,000 incurred for the same period in 1996. The $59,000 decrease in interest expense was due primarily to a lower average volume of interest bearing deposits. Total interest bearing deposits averaged $192.3 million for the current quarter compared to $196.5 million for the first quarter of 1996. Lower rates on interest bearing demand and savings accounts also contributed to the decline in funding costs. In January 1997, the Bank borrowed $3 million from the Federal Home Loan Bank of Pittsburgh (FHLBP) in the form of a 6.82% fixed rate loan that amortizes over a ten year term. Proceeds from the FHLBP loan will be used to partially finance the Bank's mortgage loan program. Deposit growth has been a challenge for PeoplesBank and the commercial banking industry as a whole due to competitive pressures, and increased investment by households and businesses in the stock market. Moderate deposit growth is anticipated for the next quarter due to the recent addition of a full service banking office. Also, recent stock market volatility may cause some investors to seek lower risk, insured commercial bank deposit products.

Net interest income for the current three month period was $2,517,000, up

                     CODORUS VALLEY BANCORP, INC.


$131,000 or 5.5% above the $2,386,000 earned in the same period of 1996. The increase in net interest income for the current quarter resulted from a larger average volume of earning assets and lower funding costs.

The provision (expense) for possible loan losses was $67,000 for the current three month period compared to $58,000 for the first quarter of 1996. The provision for both periods was necessary to support loan growth.

Total noninterest income for the current three month period was $281,000, up $53,000 or 23% above the same quarter in 1996. The $53,000 increase resulted from increased trust fees and other service charges and fees attributable to normal business growth. Noninterest income in the period ahead is expected to exceed the level achieved in 1996 due to planned business growth.

Total noninterest expense for the current three month period was $1,799,000, up $261,000 or 17% above the $1,538,000 incurred for the first quarter of 1996. The $261,000 increase in non-interest expense was primarily the result of increases within the following expense categories: salaries and benefits, up $ 38,000; furniture and equipment, up $73,000; marketing and advertising, up $51,000; and other expenses, up $132,000. The increase in salaries and benefits expense was primarily attributable to staff additions associated with the recent opening of PeoplesBank's eighth full service banking office located at 2701 Eastern Boulevard, East York, Pennsylvania. The increase in furniture and equipment expense in the current quarter reflects increased depreciation expense from increased investment in computer equipment and systems which were purchased in the latter half of 1996. Comparatively, depreciation expense for the first quarter of 1996 was low because the Bank's computer system was fully depreciated in 1995. The increase in marketing and advertising expense was primarily attributable to increased product promotions and an image campaign associated with the new name of the Corporation's financial services subsidiary PeoplesBank, A Codorus Valley Company. The increase in other expense, an aggregate of many individual expenditures, increased primarily as a result of increased charitable donations. Noninterest expense is expected to increase in the period ahead due to depreciation and other expenses associated with increased capital investment in technological system solutions and physical facilities in accordance with the Corporation's strategic plan.

The provision for federal income taxes declined $22,000 in the current period due to a reduction in income before income taxes.


CREDIT RISK AND LOAN QUALITY

A summary of nonperforming assets and past due loans, and related ratios, is provided in Table 1. An explanation of changes within each classification for March 31, 1997, compared to March 31, 1996, is provided below.

Impaired loans, the major component of total nonperforming assets, declined

                     CODORUS VALLEY BANCORP, INC.


$2,571,000 or 59% since March 31, 1996 to a current level of $1,803,000. The decline was the result of many factors such as: contract renegotiations based on prevailing market conditions for selected accounts, recoveries due to aggressive collection efforts, reclassification to assets acquired in foreclosure where collateral assets were taken in satisfaction of debt, and charge-offs. At March 31, 1997, total impaired loans were comprised of seventeen unrelated relationships, primarily commercial loan relationships, ranging in size from approximately $4,500 to $374,500. These loan relationships vary by industry, and are generally collaterized with real estate assets. A loss reserve, which is evaluated quarterly, has been established for accounts that appear to be under-collateralized. The Corporation uses the cash basis method to recognize interest income on loans that are impaired. For all reportable periods, impaired loans were principally comprised of collateral dependent commercial loans and residential mortgage loans classified as nonaccrual. Efforts to modify contractual terms for individual accounts, based on prevailing market conditions, or liquidate collateral assets, are proceeding as quickly as potential buyers can be located and legal constraints permit.

The other component of nonperforming assets, assets acquired in foreclosure (net of a related reserve) increased $386,000 since March 31, 1996, to a level of $717,000. The increase in assets acquired, reflected loan collateral assets taken in satisfaction of debt. At March 31, 1997, the assets acquired portfolio consisted primarily of improved real estate from seven unrelated accounts. Generally Accepted Accounting Principles require that assets taken in satisfaction of debt be accounted for on an individual asset basis, at the lower of (a) fair value minus estimated costs to sell or (b) cost. A loss reserve, which is evaluated quarterly, has been established for assets whose estimated market value, less selling expenses, is below their financial carrying costs. At March 31, 1997 and 1996, the reserve level was deemed adequate and no loss provisions were recorded for either period. Efforts to liquidate assets acquired are proceeding as quickly as potential buyers can be located and legal constraints permit.

At March 31, 1997, loans past due 90 days or more and still accruing interest totalled $735,000. Generally, loans in the past due category are well collateralized and in the process of collection. The current level of past due loans is closely monitored and believed to be within a manageable range.

At March 31, 1997, there were no potential problem loans, as defined by the Securities and Exchange Commission, identified by management. However, management was monitoring approximately $7.6 million of loans for which the ability of the borrower to comply with present repayment terms was uncertain. These loans were not included in the Table 1 disclosure. They are reviewed closely, and management presently believes that the allowance for loan losses is adequate to cover anticipated losses that may be attributable to these loans. Comparatively, management was monitoring approximately $9.7 million of loans at March 31, 1996.

                     CODORUS VALLEY BANCORP, INC.


Table 2, Analysis of Allowance for Loan Losses, depicts a $1,972,000 allowance (reserve) at March 31, 1997. The reserve as a percentage of total loans was 1.15% at March 31, 1997, compared to 1.46% at March 31, 1996. The decrease in the reserve level for the current period was primarily attributable to improvement in the quality of the total loan portfolio as evidenced by improvement in the impaired loan and nonperforming asset ratios depicted in Table 1. The provision expense was $67,000 for the current quarter which primarily supported loan growth, principally commercial loans. Of the total $226,000 charged-off in the current period, $172,000 was attributable to one commercial loan borrower whose accounts were deemed uncollectible. Based on a recent evaluation of potential loan losses, management believes that the allowance is adequate to support any reasonably foreseeable level of losses that may arise. Ultimately, however, the adequacy of the allowance is largely dependent upon future economic factors beyond the Corporation's control. With this in mind, additions to the allowance for loan losses may be required in future periods.


LIQUIDITY

The loan-to-deposit ratio was 80.4% at March 31, 1997, compared to 74.0% at March 31, 1996. The increase in the ratio reflects a decline in liquidity due to loan growth exceeding deposit growth. The ratio for both periods was within the current asset-liability management policy which requires that the loan-to-deposit ratio not exceed 85%. During the current period, the Bank routinely used its line of credit with the Federal Home Loan Bank of Pittsburgh (FHLBP) as a planned short term funding strategy. Outstanding advances on the line of credit, limited to ten percent of total Bank assets, are collateralized by the Bank's investment securities under a blanket lien arrangement with the FHLBP. At March 31, 1997, the unused line of credit with the FHLBP was approximately $23.8 million.

In January, 1997, the Bank borrowed $3 million from the FHLBP under a ten year, 6.82% fixed rate note arrangement to help fund its residential mortgage loan program.


STOCKHOLDERS' EQUITY (CAPITAL)

Total stockholders' equity, or capital, was $23,021,000 at March 31, 1997, compared to $21,232,000 at March 31, 1996. Growth in equity during the current period was due primarily to earnings retention from profitable operations. Book value per share, adjusted for both periods to include the retroactive effect of a five percent stock dividend declared April 8, 1997, was $20.97 on March 31, 1997, compared to $19.34 on March 31, 1996.

On April 8, 1997, the Board of Directors declared a regular quarterly cash dividend of $.19 per share, payable on or before May 13, 1997, to stockholders of record April 22, 1997. Also on April 8, 1997, the Board

                     CODORUS VALLEY BANCORP, INC.


declared a five percent stock dividend, payable on or before June 12, 1997, to stockholders of record April 22, 1997. The stock dividend is another method of enhancing shareholder value.

On March 31, 1997, there were 1,045,296 common shares outstanding. The recent five percent stock dividend declaration will result in the issuance of approximately 52,264 in additional common shares on or before the June 12, 1997, payable date. All per share amounts were retroactively adjusted for stock dividends, including the recent five percent stock dividend declared on April 8, 1997. The weighted average number of shares of common stock outstanding were approximately 1,097,561 for the three month periods ended March 31, 1997 and March 31, 1996.

At March 31, 1997, the Corporation's Tier I Risk-Based Capital Ratio was 13.5% and its Total Risk-Based Capital Ratio was 14.6%. Both capital ratios exceeded the minimum federal regulatory requirements for well capitalized banks of 6% and 10%, respectively.

As previously disclosed in the 1996 Annual Report to Shareholders and Securities & Exchange Commission filings, the Board of Directors began implementing a series of initiatives, in accordance with the Corporation's long-range Strategic Plan, designed to better position the Corporation as a financial services provider for the twenty-first century. One such initiative is the construction of a new corporate headquarters, to be known as Codorus Valley Corporate Center. Occupancy of this approximately $5.4 million project is scheduled in the third quarter of 1997, at which time the Corporation plans to lease seventy-five percent of the space to the Bank and the remainder to nonaffiliated parties. Another initiative involved branch office expansion. On April 22, 1997, the Bank opened it's eighth full service community banking office, located in East York, Pennsylvania. The estimated cost of this project, including purchase price, renovation, and furniture and equipment, is approximately $825,000. Both capital projects are being funded with cash generated from current Bank operations. On April 25, 1997, another strategic initiative was accomplished when the Corporation's common stock began quotation on the NASDAQ National Market System (symbol: CVLY).

Capital investments made in the recent past and in the future, relative to physical expansion and cost effective technological system solutions, will reduce Corporate net income and capital growth in the period ahead. However, these expenditures are deemed necessary to grow market share and net income over the long term, and are an important part of the overall strategy to achieve the goal of enhancing long term shareholder value.

Except as disclosed herein, the Corporation is not currently aware of any other trends, events or uncertainties which may materially and adversely effect capital, results of operations or liquidity.

                       CODORUS VALLEY BANCORP, INC.

Table 1 - Nonperforming Assets and Past Due Loans

                                     March 31,  December 31,  March 31,
(dollars in thousands)                 1997        1996         1996
                                      ------      ------       ------
Impaired loans (1)                    $1,803      $2,063       $4,374
Assets acquired in foreclosure (2)       717         780          331
                                      ------      ------       ------
  Total nonperforming assets          $2,520      $2,843       $4,705
                                      ======      ======       ======
Loans past due 90 days or more
 and still accruing interest            $735        $524         $875

Ratios:

Impaired loans as a % of
 total period-end loans                1.05%        1.24%         2.76%

Nonperforming assets as a % of
 total period-end loans and net
 assets acquired in foreclosure        1.47%        1.70%         2.96%

Nonperforming assets as a % of
 total period-end stockholders'
 equity                               10.95%       12.52%        22.16%

Allowance for loan losses as a
 multiple of impaired loans            1.1x          1.0x           .5x

Interest not recognized on impaired
loans at period-end: (3)

Contractual interest due               $246         $246          $295
Interest revenue recognized               4           18            32
                                       ----         ----          ----
Interest not recognized in operations  $242         $228          $263
                                       ====         ====          ====
(1) Comprised solely of nonaccrual loans.
(2) Net of related allowance(reserve).
(3) This table includes interest not recognized on loans which were classified as impaired at period-end. While every effort is being made to collect this interest revenue, it is probable a portion will never be recovered.

                       CODORUS VALLEY BANCORP, INC.

Table 2-Analysis of Allowance for Loan Losses


 (dollars in thousands)                          1997     1996
                                                ------   ------
 Balance-January 1,                             $2,110   $2,286

 Provision charged to operating expense             67       58

 Loans charged off:
   Commercial                                      183        0
   Real estate-mortgage                              0        0
   Consumer                                         43       61
                                                ------   ------
     Total loans charged off                       226       61

 Recoveries:
   Commercial                                       10       18
   Real estate-mortgage                             11        0
   Consumer                                          0        5
                                                ------   ------
     Total recoveries                               21       23
                                                ------   ------
     Net charge-offs                               205       38

 Balance-March 31,                              $1,972   $2,306
                                                ======   ======
 Ratios:

 Net charge-offs (annualized) to average
   total loans                                   0.49%     0.09%
 Allowance for loan losses to total loans
   at period-end                                 1.15%     1.46%
 Allowance for loan losses to impaired loans
   and loans past due 90 days or more            77.7%     43.9%

                       CODORUS VALLEY BANCORP, INC.


PART II - Other Information:

Item 1. Legal proceedings

Various legal actions or proceedings, arising in the ordinary course of business, are pending involving the Corporation or its subsidiaries. In the opinion of management, these matters are without merit or, if determined adversely to the Registrant, will not have a material impact on the Corporation's liquidity, capital resources, or results of operations.

Item 2. Changes in securities - nothing to report.

Item 3. Defaults upon senior securities - nothing to report.

Item 4. Submission of matters to a vote of security holders - nothing to report.

Item 5. Other information - nothing to report.

Item 6. Exhibits and reports on Form 8-K

         (a) Exhibits -

The Corporation filed a Form 8-K, via EDGAR, dated March 25, 1997. It contained a comprehensive electronic filing of an Executive Employment Agreement, dated as of January 1, 1993, between Codorus Valley Bancorp, Inc., Peoples Bank of Glen Rock and Larry J. Miller (Exhibit 10), and is hereby incorporated by reference.

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


                                  Codorus Valley Bancorp, Inc.
                                        (Registrant)



May 12, 1997                       By /s/ Larry J. Miller
Date                                  Larry J. Miller,
                                      President & CEO
                                      (principal executive officer)

May 12, 1997                       By /s/ Jann A. Weaver
Date                                  Jann A. Weaver,
                                      Assistant Treasurer &
                                      Assistant Secretary
                                      (principal financial and
                                        accounting officer)