Form 10-Q
period 1997-06-30
CODORUS VALLEY BANCORP INC
filed 1997-08-04
CIK 806279

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1997
                                        OR
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

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes    No
              APPLICABLE ONLY TO CORPORATE ISSUERS
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,097,259 shares of $2.50 (par value) common stock were outstanding as of 7-22-97 .

                  CODORUS VALLEY BANCORP, INC.
                            10Q INDEX


                                                             Page
                                                               #


PART I  - FINANCIAL INFORMATION:

        - Consolidated Statements of Financial Condition...    1

        - Consolidated Statements of Income................    2

        - Consolidated Statements of Cash Flows............    3

        - Notes to Consolidated Financial Statements.......    4

        - Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............    8


PART II - OTHER INFORMATION ...............................   19

Signature Page ............................................   21

                       CODORUS VALLEY BANCORP, INC.
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 Unaudited
                                             June     December     June
                                              30,        31,        30,
                                             1997       1996       1996
                                          ---------  ---------  ---------
Assets                                         (dollars in thousands)
 Cash and due from banks:
  Interest bearing deposits with banks     $    126   $    337   $    352
  Non-interest bearing deposits and cash      7,936      7,012      8,609
 Federal funds sold                             400        300      2,250
 Loans held for sale                          4,018          0          0
 Securities available for sale               49,712     56,859     69,220
 Loans                                      181,583    166,651    156,278
 Less-allowance for loan losses              (2,063)    (2,110)    (2,364)
                                           --------   --------   --------
   Total net loans                          179,520    164,541    153,914
 Premises and equipment                       8,774      5,025      3,971
 Interest receivable                          1,628      1,642      1,810
 Other assets                                 1,716      1,613      1,534
                                           --------   --------   --------
   Total assets............................$253,830   $237,329   $241,660
                                           ========   ========   ========
Liabilities
 Deposits
  Non-interest bearing demand              $ 16,983   $ 19,142   $ 19,002
  NOW                                        21,113     22,237     21,185
  Insured money fund                         30,665     25,651     27,263
  Savings                                    21,712     20,652     22,529
  Time CD's less than $100,000              110,203    106,283    109,957
  Time CD's $100,000 and above               16,932     15,495     16,396
                                           --------   --------   --------
   Total deposits                           217,608    209,460    216,332
 Short-term borrowings                        8,542      4,000      2,500
 Long-term borrowings                         2,911          0          0
 Interest payable                               752        796        831
 Accrued expenses and other liabilities         484        367        598
                                           --------   --------   --------
   Total liabilities....................... 230,297    214,623    220,261

Stockholders' Equity
 Series preferred stock, par value $2.50
  per share; 1,000,000 shares authorized;
  0 shares issued and outstanding                 0          0          0
 Common stock, par value $2.50 per share;
  10,000,000 shares authorized; 1,097,259
  shares issued and outstanding at 6/30/97
  and 1,045,296 at 12/31/96 and 6/30/96.      2,743      2,613      2,613
 Additional paid-in capital                   8,063      6,556      6,552
 Retained earnings                           12,355     13,191     12,220
 Net unrealized gains on securities
  available for sale, net of taxes              372        346         14
                                           --------   --------   --------
   Total stockholders' equity..............  23,533     22,706     21,399
   Total liabilities and stockholders'
    equity.................................$253,830   $237,329   $241,660
                                           ========   ========   ========
See accompanying notes.

                       CODORUS VALLEY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                 Unaudited

                                                       Three months ended        Six months ended
                                                            June 30,                June 30,
 (dollars in thousands, except per share data)          1997        1996        1997        1996
                                                      ------      ------      ------      ------
 Interest Income
 Interest and fees from loans                         $4,001      $3,540      $7,804      $7,134
 Interest from federal funds sold and interest
  bearing deposits with banks                             23          39          41          79
 Interest and dividends from securities:
  Taxable interest income                                707         990       1,463       1,839
  Tax-exempt interest income                              52          60         103         134
  Dividend income                                         14          11          29          25
                                                      ------      ------      ------      ------
   Total interest income.............................. 4,797       4,640       9,440       9,211
 Interest Expense
 NOW                                                      93         119         190         235
 Insured money fund                                      217         191         409         377
 Savings                                                 120         139         237         274
 Time CD's less than $100,000                          1,527       1,537       2,972       3,066
 Time CD's $100,000 and above                            230         224         444         443
                                                      ------      ------      ------      ------
   Total interest expense on deposits                  2,187       2,210       4,252       4,395
Interest expense on short-term borrowings and
  federal funds purchased                                 33           8          54           8
 Interest expense on long-term borrowings                 50           0          90           0
                                                      ------      ------      ------      ------
   Total interest expense............................. 2,270       2,218       4,396       4,403
                                                      ------      ------      ------      ------
  Net interest income................................. 2,527       2,422       5,044       4,808
Provision for Loan Losses                                 67          50         134         108
                                                      ------      ------      ------      ------
  Net interest income after provision for loan losses  2,460       2,372       4,910       4,700
Non-interest Income
 Trust income                                             82          70         189         136
 Service charges on deposit accounts                     102         103         203         205
 Other service charges and fees                           51          50         124         110
 Gain on sale of loans                                     3           7           3           7
 Gain on sales of securities                               0           2           0           2
                                                      ------      ------      ------      ------
  Total non-interest income                              238         232         519         460
Non-interest Expense
 Salaries and benefits                                   949         870       1,867       1,750
 Occupancy of premises                                   115         105         225         217
 Furniture and equipment                                 208         127         399         245
 Postage, stationery and supplies                        116          94         219         174
 Professional and legal                                   87          51         123         101
 Marketing and advertising                                92          57         161          75
 Acquired real estate, net                                21          22          12          12
 Other                                                   261         267         642         557
                                                      ------      ------      ------      ------
  Total non-interest expense                           1,849       1,593       3,648       3,131

  Income before income taxes                             849       1,011       1,781       2,029
Provision for Income Taxes                               281         334         573         648
                                                      ------      ------      ------      ------
  Net income..........................................$  568      $  677      $1,208      $1,381
                                                      ======      ======      ======      ======
  Net income per common share..........................$0.52       $0.62       $1.10       $1.26
                                                       =====       =====       =====       =====
See accompanying notes.

                       CODORUS VALLEY BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Unaudited
                                                          Six months ended
                                                              June 30,
                                                           1997       1996
                                                         -------   -------
Cash Flows From Operating Activities:                (dollars in thousands)
 Net Income                                              $ 1,208   $ 1,381
Adjustments to reconcile net income
  to net cash provided by operations:
   Depreciation                                              284       181
   Provision for loan losses                                 134       108
   Provision for losses on assets acquired in foreclosure      0        (2)
   Gain on sales of assets acquired in foreclosure            (2)      (13)
   Gain on sales of loans                                     (3)       (7)
   Gain on sales of securities                                 0        (2)
   Decrease (increase) in interest receivable                 14      (107)
   (Increase) in other assets                               (100)     (259)
   (Decrease) in interest payable                            (44)      (34)
   Increase in other liabilities                             117       188
   Other, net                                                (3)         5
                                                         -------   -------
    Net cash provided by operating activities............. 1,605     1,439

Cash Flows From Investing Activities:
 Proceeds from sales of securities available for sale        219     2,378
 Proceeds from maturities and calls of securities
   available for sale                                      9,211     9,454
 Purchase of securities available for sale                (2,273)  (20,339)
 Net (increase) in loans made to customers               (19,695)   (3,904)
 Proceeds from loan sales                                    545     7,484
 Purchases of premises and equipment                      (4,033)     (629)
 Proceeds from sale of assets acquired in foreclosure         39       500
                                                         -------   -------
   Net cash used in investing activities................ (15,987)   (5,056)

Cash Flows From Financing Activities:
 Net increase in demand and savings deposits               2,791     4,269
 Net increase (decrease) in time deposits                  5,357      (377)
 Increase in short-term borrowings and
   federal funds purchased                                 4,542     2,500
 Increase in long-term borrowings                          2,911         0
 Dividends paid                                             (397)     (398)
 Cash paid in lieu of fractional shares                       (9)      (13)
                                                          -------   -------
    Net cash provided by financing activities............ 15,195     5,981
                                                          -------   -------

    Net increase in cash and cash equivalents............    813     2,364
    Cash and cash equivalents at beginning of year.......  7,649     8,847
                                                         -------   -------
    Cash and cash equivalents at June 30,................$ 8,462   $11,211
                                                         =======   =======
Supplemental Disclosures:
 Interest payments                                        $4,295    $4,429
 Income tax payments                                        $510      $695

See accompanying notes.

                       CODORUS VALLEY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1-General

   The interim financial statements are unaudited. However, they reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial condition and results of operations for the reported periods, and are of a normal and recurring nature.

   These statements should be read in conjunction with notes to the audited financial statements contained in the 1996 Annual Report to Stockholders.

   No shares of common stock are reserved for issuance in the event of conversions or the exercise of warrants, options or other rights, except for 57,881 shares for the Corporation's Dividend Reinvestment and Stock Purchase Plan, 50,300 shares for the 1996 Stock Incentive Plan, and those shares reserved for the Shareholders' Rights Plan.

   The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

   Per Share Computations - All per share computations include the retroactive effect of stock dividends. The weighted average number of shares of common stock outstanding was approximately 1,097,259 for the six month periods ended June 30, 1997 and 1996.

   Reclassifications - Certain reclassifications have been made to the 1996 consolidated financial statements to conform with the 1997 presentation.

Note 3-Current Accounting Developments

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

                       CODORUS VALLEY BANCORP, INC.

Note 3-Current Accounting Developments, continued

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

   SFAS No. 125 - On June 30, 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which supersedes SFAS No. 122, "Accounting for Mortgage Servicing Rights," and amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." This Statement provides accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities based on the application of a "financial-components approach" that focuses on control. Under this approach, when an entity transfers financial assets, it recognizes the financial and servicing asset it controls and the liabilities it has incurred, and derecognizes liabilities when extinguished. The Statement is effective for specified transactions occurring after December 31, 1996. On October 31, 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125," which defers until January 1, 1998, the effective date of paragraph 9-12 for the following specific transactions: securities lending, repurchase agreements, dollar rolls, and other similar secured transactions. Additionally, the FASB agreed to defer for one year paragraph 15 for all transactions. Statement No. 125 must be applied prospectively. Adoption of this Statement did not, and is not expected to have a material impact on the assets, earnings or capital of the Corporation.

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

                       CODORUS VALLEY BANCORP, INC.

Note 3-Current Accounting Developments, continued

     SFAS No. 130 - In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes net income plus all other non-owner changes in equity currently excluded from net income. These other non-owner changes in equity currently include transactions specified in SFAS No. 52, "Foreign Currency Translation", SFAS No. 80, "Accounting for Futures Contracts", SFAS No. 87, "Employers' Accounting for Pensions", and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Statement No. 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. Management is currently reviewing this Statement and the impact it may have on the Corporation.

     SFAS No. 131 - In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This rule changes the way in which companies currently report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. Statement No. 131 supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," by requiring management to use a "management approach" in reporting segment information as opposed to an "industry approach." The management approach requires public companies to report financial and descriptive information on segments of the enterprize that produce revenue, are internally measured, and whose operating results are regularly reviewed. Statement No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997 with early adoption encouraged. Adoption of this Statement is not expected to have a material impact on the assets, earnings or capital of the Corporation.

                       CODORUS VALLEY BANCORP, INC.

Note 4-Impaired Loans

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

                                    June      December       June
                                     30,         31,          30,
   (dollars in thousands)           1997        1996         1996
                                   ------      ------       ------
    Impaired loans                 $2,889      $2,063       $2,867

    Amount of impaired loans that
      have a related allowance     $2,889      $2,063       $2,867
    Amount of impaired loans with
      no related allowance             $0          $0           $0

    Allowance for impaired loans     $390        $371         $388

                                          For the six month period ended
                                                      June 30,
                                                  1997        1996
                                                 ------      ------
    Average investment in impaired loans         $1,904      $3,964
    Interest income recognized on
      impaired loans (all cash-basis method)        $49         $39


 Note 5-Analysis of Allowance for Loan Losses

   Changes in the allowance for loan losses for the six month period ended June 30, were as follows:

     (dollars in thousands)                      1997     1996
                                                ------   ------
    Balance-January 1,                          $2,110   $2,286
    Provision charged to operating expense         134      108
    Loans charged off                             (244)     (73)
    Recoveries                                      63       43
                                                ------   ------
    Balance-June 30,                            $2,063   $2,364
                                                ======   ======

                       CODORUS VALLEY BANCORP, INC.


Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Codorus Valley Bancorp, Inc., a bank holding company (the Corporation), and its wholly-owned subsidiary, PeoplesBank, A Codorus Valley Company (the Bank), formerly Peoples of Glen Rock until February 1997. The Corporation's consolidated financial condition and results of operations consist almost entirely of the Bank's financial condition and results of operations. This discussion should be read in conjunction with the 1996 Annual Report. Current performance does not guarantee, assure, or may not be indicative of similar performance in the future.

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

Three months ended June 30, 1997
compared to three months ended June 30, 1996


RESULTS OF OPERATIONS

Net income for the current three month period was $568,000, or $.52 per share, compared to $677,000 or $.62 per share, for the same period in 1996. Per share amounts for both periods were adjusted to reflect a five percent stock dividend declared on April 8, 1997, payable on June 12, 1997, to shareholders of record April 22, 1997. Net income was down from 1996 due primarily to a higher level of noninterest expense. The increase in noninterest expense was due primarily to increased investment in facilities, systems and new technology in accordance with the Corporation's strategic plan. Staffing and marketing expenses also contributed to the increase in noninterest expenses. In April 1997 the Bank opened its eighth full service community banking office in East York, Pennsylvania.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, is provided below.

                       CODORUS VALLEY BANCORP, INC.


Total interest income for the current three month period was $4,797,000, up $157,000 or 3.4% above the $4,640,000 earned in the same period of 1996. The $157,000 increase in interest income was due primarily to a larger volume of loans. The average volume of total loans (including held-for-sale loans) for the current quarter was approximately $175.7 million, up $24.1 million or 16% above the second quarter in 1996. Conversely, the quarterly average volume of total investment securities declined approximately $18.8 million from 1996 as proceeds from sales and maturities were used to partially fund loan demand. As of June 30, 1997, approximately $4 million in fixed rate mortgage loans were reclassified as held-for-sale.

Total interest expense for the current three month period was $2,270,000, up $52,000 or 2.3% above the $2,218,000 incurred for the same period in 1996. The $52,000 increase in interest expense reflects a larger volume of interest bearing liabilities, principally borrowings, e.g., purchased funds, from the Federal Home Loan Bank of Pittsburgh (FHLBP). Borrowing from the FHLBP provided a source of funding for loan growth. Total average deposits were basically unchanged between the two periods due to competitive pressures.

Net interest income for the current three month period was $2,527,000, up $105,000 or 4.3% above the $2,422,000 earned in the second quarter of 1996. The increase net interest income for the current period was achieved primarily from a larger volume of loans.

The provision (expense) for possible loan losses was $67,000 for the current three month period compared to $50,000 for the second quarter of 1996. The provision for both periods was necessary to support loan growth.

Total noninterest income for the current three month period was $238,000 which approximated the same quarter in 1996.

Total noninterest expense for the current three month period was $1,849,000, up $256,000 or 16% above the $1,593,000 incurred for the second quarter of 1996. The $256,000 increase in non-interest expense was due primarily to increased investment in facilities, systems and new technology in accordance with the Corporation's strategic plan. Staffing and marketing expenses also contributed to the increase in noninterest expenses. In April 1997 the Bank opened its eighth full service community banking office in East York, Pennsylvania. A more detailed explanation of increases in specific noninterest expense components is provided in the year-to-date section of this report.

The provision for federal income taxes declined $53,000 in the current period due to a reduction in income before income taxes.

                       CODORUS VALLEY BANCORP, INC.


Six months ended June 30, 1997
compared to six months ended June 30, 1996


Net income for the current six month period was $1,208,000, or $1.10 per share, compared to $1,381,000, or $1.26 per share, for the same period in 1996. Per share amounts were adjusted to reflect the five percent stock dividend described earlier. Net income for the first six months of 1997 was down from 1996, as anticipated, due primarily to a higher level of noninterest expense. The increase in noninterest expense was driven in part by capital investments in facilities, and systems and technology in accordance with the Corporation's strategic plan. Staffing costs increased due primarily to the addition of a new branch. In April 1997, the Bank opened its eighth full service community banking office in East York, Pennsylvania. Marketing expenditures also contributed to the increase in noninterest expense due to the Bank's "brand image" campaign and promotion of the new branch. For the first six months of 1997, the annualized return on average assets (ROA) and average equity (ROE) were approximately 1% and 10.3%, respectively, compared to 1.17% and 12.9%, respectively, for 1996.

At June 30, 1997, total assets were approximately $254 million, reflecting a 5% increase above June 30, 1996. Book value per share, as adjusted for stock dividends, was $21.45 on June 30, 1997, compared to $19.50 on June 30, 1996. The Corporation's capital remained sound as evidenced by a Tier I Risked-Based Capital Ratio of 12.4% and a Total Risk-Based Capital Ratio of 13.5% on June 30, 1997.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, is provided below.

Total interest income for the current six month period was $9,440,000, up $229,000 or 2.5% above the $9,211,000 earned in the same period of 1996. The $229,000 increase in total interest income was due primarily to a larger volume of earning assets, principally commercial loans. The average volume of total loans for the current six month period (including held-for-sale loans) was approximately $171.3 million, up $17.5 million or 11.4% above the average loan balance for the same period in 1996. The yield on total loans, annualized and on a taxable equivalent basis, was 9% and 9.13% for 1997 and 1996, respectively. During the second quarter of 1997, approximately $4 million in fixed rate residential mortgage loans were classified as held-for-sale. In July 1997, the Bank committed to sell the held-for-sale loan portfolio to the Federal National Mortgage Association (FNMA). The sale is expected to generate a pretax gain of approximately $54,000. In contrast to loan growth, the average volume of securities available-for-sale for the current period was approximately $52 million, down $13 million or 20% below the average balance for the same period in 1996. Proceeds from the maturity, sale, or call of investment securities were used to partially fund loan demand. For the third quarter of 1997 interest earning assets are expected to grow at a slower pace than the second quarter due to seasonal factors and reduced demand.

                       CODORUS VALLEY BANCORP, INC.


Total interest expense for the current six month period was $4,396,000, which approximated the cost for the comparable period in 1996. The six month average balance of total deposits was approximately $212 million for 1997 compared to $213 million for 1996. The average annualized rate paid on interest bearing deposits for period ended June 30, 1997, was approximately 4.39%, compared to 4.47% for period ended June 30, 1996. In the absence of deposit growth during the current period, the Bank partially funded loan growth with funds borrowed primarily from the Federal Home Loan Bank of Pittsburgh (FHLBP). For 1997, the six month average balance of borrowed funds approximated $4.6 million at an average annualized rate of 6.31%. Deposit growth will continue to challenge PeoplesBank as well as the commercial banking industry due to competitive pressures, and increased investment by households and businesses in the stock and mutual fund markets. Some deposit growth is anticipated for the third quarter of 1997 due primarily to the recent addition of a full service community banking office.

Net interest income for the current six month period was $5,044,000, up $236,000 or 4.9% above the same period in 1996. The increase in net interest income for the current period was a result of a larger volume of earning assets, principally commercial loans. The net yield on average earning assets, annualized and on a taxable equivalent basis, was approximately 4.57% for the current six month period compared to 4.43% for the same period in 1996. The increase in the net yield on average earning assets was attributable to a larger volume of higher yielding loans and a smaller volume of lower yielding investment securities.

The provision (expense) for possible loan losses was $134,000 for the current six month period compared to $108,000 for the same period in 1996. The provision for both periods was necessary to support loan growth.

Total noninterest income for the current six month period was $519,000, up $59,000 or 13% above the same period in 1996. The $59,000 increase in noninterest income was due primarily to an increase in trust fees attributable to business growth and asset appreciation. The recent historical growth rate for noninterest income is expected to be sustained in the period ahead based on normal business growth.

Total noninterest expense for the current six month period was $3,648,000, up $517,000 or 16.5% above the same period in 1996. The $517,000 increase in noninterest expense was primarily the result of increases within the following expense categories: salaries and benefits, up $117,000; furniture and equipment, up $154,000; marketing and advertising, up $86,000; and other expenses, up $85,000. The increase in salaries and benefits was primarily attributable to planned staff additions necessary to support business growth. This includes staffing the full service community banking office which opened in April 1997 at 2701 Eastern Boulevard, East York, Pennsylvania. The increase in furniture and equipment expense reflects increased depreciation and maintenance costs from increased investment in computer equipment and systems that were purchased in the latter half of 1996

                       CODORUS VALLEY BANCORP, INC.


and in 1997. Comparatively, depreciation expense for the first half of 1996 was low because the Bank's computer system was fully depreciated in 1995. The increase in marketing and advertising expense was primarily attributable to a brand image campaign associated with the new name of the Corporation's financial services subsidiary PeoplesBank, A Codorus Valley Company (formerly Peoples Bank of Glen Rock). Promotion of the new branch and increased product promotions also contributed to the increase in marketing and advertising expense. The increase in other expense, an aggregate of individual items, increased primarily as a result of increased charitable donations and normal business growth. Noninterest expense is expected to increase in the period ahead due to depreciation and other expenses associated with increased capital investment in physical facilities, principally the Codorus Valley Corporate Center and new branch, and technological system solutions in accordance with the Corporation's strategic plan.

The provision for federal income taxes declined $75,000 in the current period due to a reduction in income before income taxes.


CREDIT RISK AND LOAN QUALITY

A summary of nonperforming assets and past due loans, and related ratios, is provided in Table 1 incorporated herein. An explanation of changes within each classification for June 30, 1997, compared to June 30, 1996, is provided below.

The major component of nonperforming assets is impaired loans. A quarterly analysis of loans and reserve adequacy in June 1997 resulted in the classification of approximately $1 million in loans to impaired status. Approximately half of the $1 million addition was attributable to one commercial borrower. The recent classification increased the impaired loan portfolio to its current level of $2,889,000 on June 30, 1997, which approximated the size of the impaired loan portfolio on June 30, 1996. At June 30, 1997, the impaired loans portfolio was comprised of twenty four unrelated relationships, primarily commercial loan relationships, ranging in size from approximately $3,500 to $545,000. These loan relationships vary by industry and are generally collateralized with real estate assets. A loss reserve, which is evaluated quarterly, has been established for accounts that appear to be under-collateralized. The Corporation uses the cash basis method to recognize interest income on loans that are impaired. For all reportable periods, impaired loans were principally comprised of collateral dependent commercial loans and residential mortgage loans classified as nonaccrual. Efforts to modify contractual terms for individual accounts, based on prevailing market conditions, or liquidate collateral assets, are proceeding as quickly as potential buyers can be located and legal constraints permit.

The other component of nonperforming assets, assets acquired in foreclosure (net of a related reserve) increased $406,000 or 105% since June 30, 1996, to a level of $791,000. The increase in assets acquired, reflected loan

                       CODORUS VALLEY BANCORP, INC.


collateral taken in satisfaction of debt. At June 30, 1997, the assets acquired portfolio consisted primarily of improved real estate from six unrelated accounts. Generally Accepted Accounting Principles require that assets taken in satisfaction of debt be accounted for on an individual asset basis, at the lower of (a) fair value minus estimated costs to sell or (b) cost. A loss reserve, which is evaluated quarterly, has been established for assets whose estimated market value, less selling expenses, is below their financial carrying costs. At June 30, 1997 and 1996, the reserve level was deemed adequate and no loss provisions were recorded for either period. Efforts to liquidate assets acquired are proceeding as quickly as potential buyers can be located and legal constraints permit.

At June 30, 1997, loans past due 90 days or more and still accruing interest totalled $1,381,000. Of this total, $1,043,000 was attributable to one commercial loan account. Generally, loans in the past due category are well collateralized and in the process of collection. The current level of past due loans is closely monitored and believed to be within a manageable range.

At June 30, 1997, there were no potential problem loans, as defined by the Securities and Exchange Commission, identified by management. However, management was monitoring loans of approximately $6.2 million for which the ability of the borrower to comply with present repayment terms was uncertain. These loans were not included in the Table 1 disclosure. They are monitored closely, and management presently believes that the allowance for loan losses is adequate to cover anticipated losses that may be attributable to these loans. Comparatively, management was monitoring loans of approximately $10.8 million on June 30, 1996.

Table 2, Analysis of Allowance for Loan Losses, incorporated herein, depicts a $2,063,000 allowance (reserve) at June 30, 1997. The reserve as a percentage of total loans was 1.11% at June 30, 1997, compared to 1.51% at June 30, 1996. The decrease in the reserve ratio for the current period was primarily attributable to improvement in the quality of individual loans within the impaired loan portfolio. The provision expense was $134,000 for the current period which primarily supported loan growth, principally commercial loans. Of the total $244,000 charged-off in the current period, $172,000 was attributable to one commercial loan borrower whose accounts were deemed uncollectible. Based on a recent evaluation of potential loan losses, management believes that the allowance is adequate to support any reasonably foreseeable level of losses that may arise. Ultimately, however, the adequacy of the allowance is largely dependent upon future economic factors beyond the Corporation's control. With this in mind, additions to the allowance for loan losses may be required in future periods.


LIQUIDITY

During the current period the need for funds increased as a result of increased loan demand, principally commercial loans, and planned capital

                       CODORUS VALLEY BANCORP, INC.


expenditures. Primary funding sources included matured investment securities, deposit growth, and loans from the Federal Home Loan Bank of Pittsburgh (FHLBP).

The loan-to-deposit ratio, excluding held-for-sale loans, was approximately 83% at June 30, 1997, compared to 72% at June 30, 1996. The increase in this ratio reflected a decline in liquidity, as loan growth outpaced deposit growth in the current period.

During the current period, the Bank routinely used its line of credit with the FHLBP as a short term funding strategy. The rate is established daily by the FHLBP based on prevailing market prices for overnight funds. The Bank's maximum borrowing capacity under the line of credit, established quarterly by the FHLBP, was approximately $68 million as of March 31, 1997, the most recent FHLBP analysis available. At June 30, 1997, the Bank had $8.5 million outstanding on its line of credit with the FHLBP.

In January, 1997, the Bank borrowed $3 million from the FHLBP under a ten year, 6.82% fixed rate note arrangement to help fund its residential mortgage loan program.

In light of competitive pressures and the public allure with the stock and mutual fund markets, traditional deposit funding, by necessity, will continue to be supplemented with borrowed funds for the foreseeable future.


STOCKHOLDERS' EQUITY (CAPITAL)

Total stockholders' equity, or capital, was $23,533,000 at June 30, 1997, compared to $21,399,000 at June 30, 1996. Growth in equity during the current period was due primarily to earnings retention from profitable operations. Book value per share, adjusted for both periods for the 5 percent stock dividend declared in April 1997, was $21.45 on June 30, 1997, compared to $19.50 on June 30, 1996.

On July 8, 1997, the Board of Directors declared a regular quarterly cash dividend of $.20 per share, payable on or before August 12, 1997, to shareholders of record July 22, 1997. The recent cash dividend declaration represents a $.01 increase above the $.19 per share paid in February and May of the current year. Additionally, a five percent stock dividend was paid on June 12, 1997, to shareholders of record April 22, 1997, as previously disclosed in the Form 10-Q for the period ended March 31, 1997.

The weighted average number of shares of common stock outstanding, adjusted for stock dividends, was approximately 1,097,258 for the six month periods ended June 30, 1997, and June 30, 1996, respectively.

The Corporation's capital level, on a consolidated basis, remained sound for the current period as evidenced by a Tier I Risk-Based Capital Ratio of 12.4

                       CODORUS VALLEY BANCORP, INC.


percent and a Total Risk-Based Capital Ratio of 13.5 per cent on June 30, 1997. Comparatively, these ratios were 13.9 percent and 15.2 percent, respectively, on June 30, 1996. The decline in the capital ratios reflected a change in the mix of assets. The level of commercial loans and fixed assets, which are assigned a 100 percent weighting for risk, increased relative to lower risk-weighted investment securities. The Bank Only Tier I Risk-Based Capital Ratio was 10.3 percent and its Total Risk-Based Capital Ratio was 11.4 percent. The Bank Only capital ratios exceeded the minimum federal regulatory requirements for well capitalized banks of 6 percent and 10 percent, respectively.

As previously disclosed in the 1996 Annual Report to Shareholders and Securities and Exchange Commission filings, the Board of Directors began implementing a series of initiatives, in accordance with the Corporation's long-range strategic plan. These initiatives are designed to strengthen the position of the Corporation as a financial services provider for the twenty-first century. One such initiative is the construction of a new corporate headquarters, to be known as Codorus Valley Corporate Center. Occupancy of this approximately $5.4 million project is scheduled for August 1997, at which time the Corporation plans to lease seventy-five percent of the space to the Bank. The remaining space will be available for lease to nonaffiliated parties. Another initiative involved branch office expansion. On April 22, 1997, the Bank opened it's eighth full service community banking office, located in East York, Pennsylvania. The approximate cost of this project was $825,000 which included purchase price, renovations, and furniture and equipment. Both capital projects are being funded with cash generated from current Bank operations. On April 25, 1997, another strategic initiative was accomplished when the Corporation's common stock began quotation on the Nasdaq National Stock Market System under the symbol "CVLY."

In June 1997, the Bank introduced a twenty-four hour telephone banking service called PhoneconnecT. This system, which cost approximately $41,000, enables clients to obtain information about their accounts, transfer funds, and make loan payments by using a touch-tone telephone. Recently, the Bank purchased a platform automation system which is being installed in each of its community banking offices. Platform automation will increase process efficiency for the Bank and improve client service and sales. This system is projected to cost $70,000 and completion is scheduled by September 30, 1997.

Capital investments made in 1996 and 1997 to date, and additional planned investment, relative to physical expansion and cost effective technological system solutions, will reduce Corporate net income and capital growth in the period ahead. However, these expenditures are necessary to grow market share and net income over the long term, and are important components of the overall strategy to achieve the goal of enhancing long term shareholder value.

                       CODORUS VALLEY BANCORP, INC.


OTHER MATTERS

The Corporation's noncontributory defined benefit plan (the "Plan") was terminated effective May 1, 1997. This action was taken because it was determined that the costs associated with the Plan exceeded the eventual benefit to employees, and that there are more beneficial plan alternatives available. Pursuant to Plan termination, excess assets will be distributed to employees in the form of cash or deposited to another retirement plan. Retirees received an irrevocable annuity. Management currently believes that Plan termination will not have a material impact on the Corporation during 1997.

On January 1, 1997, the SEC issued new disclosure rules related to derivatives and exposures to market risk (e.g., interest rate risk, foreign currency exchange risk, commodity price risk, equity price risk) from derivative instruments, other financial instruments and certain derivative commodity instruments. The new disclosure rules have two parts: market risk disclosures (both quantitative and qualitative) outside the financial statements, and accounting policy disclosures about derivatives in the notes to the financial statements. Market risk disclosures must be included in financial statements for years ending after June 15, 1997, for registrants with market capitalization in excess of $2.5 billion. Other registrants are required to provide the new market risk disclosures in their annual report to shareholders and their Form 10-K for fiscal years ending after June 15, 1998. Accounting policy disclosures for derivative financial instruments are effective for all registrants beginning with financial statements for periods ending after June 15, 1997. Management is currently reviewing the SEC's new rules and the impact they may have on the Corporation.

Periodically, various types of federal and state legislation is proposed that could result in additional regulation of, or restrictions on, the business of the Corporation and the Bank. It cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of the Corporation and the Bank.

Further, the business of the Corporation is also affected by the state of the financial services industry in general. As a result of legal and industry changes, management predicts that the industry will continue to experience an increase in consolidations and mergers as the financial services industry strives to increase profits and market share. Management also expects increased diversification of financial products and services offered by the Corporation or subsidiary thereof, and its competitors. Management believes that such consolidations and mergers, and diversification of products and services may enhance its competitive position as a community bank.

Except as disclosed herein, the Corporation is not currently aware of any other trends, events or uncertainties which may materially and adversely effect capital, results of operations or liquidity.

                       CODORUS VALLEY BANCORP, INC.

Table 1 - Nonperforming Assets and Past Due Loans

                                      June 30,  December 31,   June 30,
(dollars in thousands)                 1997        1996         1996
                                      ------      ------       ------
Impaired loans (1)                    $2,889      $2,063       $2,867
Assets acquired in foreclosure (2)       791         780          385
                                      ------      ------       ------
  Total nonperforming assets          $3,680      $2,843       $3,252
                                      ======      ======       ======
Loans past due 90 days or more
 and still accruing interest          $1,381        $524       $1,552

Ratios:

Impaired loans as a % of
 total period-end loans                1.56%        1.24%         1.83%

Nonperforming assets as a % of
 total period-end loans and net
 assets acquired in foreclosure        1.97%        1.70%         2.08%

Nonperforming assets as a % of
 total period-end stockholders'
 equity                               15.64%       12.52%        15.20%

Allowance for loan losses as a
 multiple of impaired loans             .7x          1.0x           .8x

Interest not recognized on impaired
loans at period-end: (3)

Contractual interest due               $277         $246          $285
Interest revenue recognized              53           18            39
                                       ----         ----          ----
Interest not recognized in operations  $224         $228          $246
                                       ====         ====          ====
(1) Comprised solely of nonaccrual loans.
(2) Net of related allowance(reserve).
(3) This table includes interest not recognized on loans which were classified as impaired at period-end. While every effort is being made to collect this interest revenue, it is probable a portion will never be recovered.

                       CODORUS VALLEY BANCORP, INC.

Table 2-Analysis of Allowance for Loan Losses


 (dollars in thousands)                          1997     1996
                                                ------   ------
 Balance-January 1,                             $2,110   $2,286

 Provision charged to operating expense            134      108

 Loans charged off:
   Commercial                                      189        7
   Real estate-mortgage                              0        2
   Consumer                                         55       64
                                                ------   ------
     Total loans charged off                       244       73

 Recoveries:
   Commercial                                       40       19
   Real estate-mortgage                             20        0
   Consumer                                          3       24
                                                ------   ------
     Total recoveries                               63       43
                                                ------   ------
     Net charge-offs                               181       30

 Balance-June 30,                               $2,063   $2,364
                                                ======   ======
 Ratios:

 Net charge-offs (annualized) to average
   total loans                                   0.21%     0.04%
 Allowance for loan losses to total loans
   at period-end                                 1.11%     1.51%
 Allowance for loan losses to impaired loans
   and loans past due 90 days or more            48.3%     53.5%

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

Item 4. Submission of matters to a vote of security holders -

        (a) An annual meeting of shareholders was held on May 20, 1997, at 10:00 am, at the Holiday Inn Holidome, 2000 Loucks Road, York, Pennsylvania, 17404.
        (b), (c) Two matters were voted upon at the May 20, 1997, meeting as follows:

          (1) Three directors were re-elected:
                                                Votes    Votes
                                  Term          cast     Against or
          Re-elected             Expires        For      Withheld*
        Class A:
          Rodney L. Krebs         2000        832,338      1,682
          Dallas L. Smith         2000        827,062      6,958
          George A. Trout, DDS    2000        831,875      2,145

          *includes broker nonvotes.

          Directors whose term continued after the meeting:
                                           Term Expires
        Class B:
          M. Carol Druck                      1998
          Barry A. Keller                     1998
          Donald H. Warner                    1998
        Class C:
          D. Reed Anderson, Esq.              1999
          MacGregor S. Jones                  1999
          Larry J. Miller                     1999

          (2) The shareholders ratified the selection of Ernst & Young LLP, Harrisburg, Pennsylvania, as the independent auditors for the Corporation for the year ending December 31, 1997. Votes were cast as follows: 831,835 for, 2,044 against, and 141 abstentions or broker nonvotes.

                       CODORUS VALLEY BANCORP, INC.

Item 5. Other information - nothing to report.

Item 6. Exhibits and reports on Form 8-K

         (a) Exhibits -

The Corporation filed a Form 8-K, via EDGAR, dated April 25, 1997. It disclosed the issuance, by the Registrant, of a press release on April 22, 1997, titled "Shares to Trade in Nasdaq National Market." The press release stated that the common stock of Codorus Valley Bancorp, Inc. will begin quotation on April 25, 1997, in the Nasdaq National Stock Market System under the symbol CVLY. The press release, in its entirety, filed as Exhibit 99 to the Form 8-K, is incorporated herein by reference.

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


                                  Codorus Valley Bancorp, Inc.
                                        (Registrant)



August 1, 1997                       By /s/ Larry J. Miller
Date                                  Larry J. Miller,
                                      President & CEO
                                      (principal executive officer)

August 1, 1997                       By /s/ Jann A. Weaver
Date                                  Jann A. Weaver,
                                      Assistant Treasurer &
                                      Assistant Secretary
                                      (principal financial and
                                        accounting officer)