Form 10-Q
period 1997-09-30
CODORUS VALLEY BANCORP INC
filed 1997-11-12
CIK 806279

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1997
                                        OR
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

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes    No
              APPLICABLE ONLY TO CORPORATE ISSUERS
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 1,097,259 shares of $2.50 (par value) common stock were outstanding as of 10-28-97 .

                  CODORUS VALLEY BANCORP, INC.
                            10Q INDEX


                                                             Page
                                                               #


PART I  - FINANCIAL INFORMATION:

        - Consolidated Statements of Financial Condition...    1

        - Consolidated Statements of Income................    2

        - Consolidated Statements of Cash Flows............    3

        - Notes to Consolidated Financial Statements.......    4

        - Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............    7


PART II - OTHER INFORMATION ...............................   20

Signature Page ............................................   21

                       CODORUS VALLEY BANCORP, INC.
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 Unaudited
                                          September   December  September
                                              30,        31,        30,
                                             1997       1996       1996
                                          ---------  ---------  ---------
Assets                                         (dollars in thousands)
 Cash and due from banks:
  Interest bearing deposits with banks     $    140   $    337   $    325
  Non-interest bearing deposits and cash      7,398      7,012      6,673
 Federal funds sold                           5,000        300          0
 Securities available for sale               42,614     56,859     65,728
 Loans                                      185,022    166,651    157,911
 Less-allowance for loan losses              (2,072)    (2,110)    (2,378)
                                           --------   --------   --------
   Total net loans                          182,950    164,541    155,533
 Premises and equipment                       9,637      5,025      4,287
 Interest receivable                          1,494      1,642      1,794
 Other assets                                 1,506      1,613      1,353
                                           --------   --------   --------
   Total assets............................$250,739   $237,329   $235,693
                                           ========   ========   ========
Liabilities
 Deposits
  Non-interest bearing demand              $ 18,896   $ 19,142   $ 17,158
  NOW                                        21,626     22,237     21,933
  Insured money fund                         29,796     25,651     25,777
  Savings                                    21,139     20,652     22,036
  Time CD's less than $100,000              110,525    106,283    107,395
  Time CD's $100,000 and above               20,267     15,495     15,037
                                           --------   --------   --------
   Total deposits                           222,249    209,460    209,336
 Federal funds purchased                          0          0        400
 Short-term borrowings                            0      4,000      2,500
 Long-term borrowings                         2,857          0          0
 Interest payable                               893        796        894
 Other liabilities                              648        367        494
                                           --------   --------   --------
   Total liabilities....................... 226,647    214,623    213,624

Stockholders' Equity
 Series preferred stock, par value $2.50
  per share; 1,000,000 shares authorized;
  0 shares issued and outstanding                 0          0          0
 Common stock, par value $2.50 per share;
  10,000,000 shares authorized; 1,097,259
  shares issued and outstanding at 9/30/97
  and 1,045,296 at 12/31/96 and 9/30/96.      2,743      2,613      2,613
 Additional paid-in capital                   8,063      6,556      6,552
 Retained earnings                           12,847     13,191     12,764
 Net unrealized gains on securities
  available for sale, net of taxes              439        346        140
                                           --------   --------   --------
   Total stockholders' equity..............  24,092     22,706     22,069
   Total liabilities and stockholders'
    equity.................................$250,739   $237,329   $235,693
                                           ========   ========   ========
See accompanying notes.

                       CODORUS VALLEY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                 Unaudited

                                                       Three months ended      Nine months ended
                                                         September 30,           September 30,
 (dollars in thousands, except per share data)          1997        1996        1997        1996
                                                      ------      ------      ------      ------
 Interest Income
 Interest and fees from loans                         $4,275      $3,642     $12,079     $10,776
 Interest from federal funds sold and interest
  bearing deposits with banks                             73          14         114          93
 Interest and dividends from securities:
  Taxable interest income                                617         951       2,080       2,790
  Tax-exempt interest income                              50          60         153         194
  Dividend income                                         14          13          43          38
                                                      ------      ------      ------      ------
   Total interest income.............................. 5,029       4,680      14,469      13,891
 Interest Expense
 NOW                                                      95         116         285         351
 Insured money fund                                      238         198         647         575
 Savings                                                 122         140         359         414
 Time CD's less than $100,000                          1,554       1,508       4,526       4,574
 Time CD's $100,000 and above                            264         211         708         654
                                                      ------      ------      ------      ------
   Total interest expense on deposits                  2,273       2,173       6,525       6,568
Interest expense on short-term borrowings and
  federal funds purchased                                 15          17          69          25
 Interest expense on long-term borrowings                 50           0         140           0
                                                      ------      ------      ------      ------
   Total interest expense............................. 2,338       2,190       6,734       6,593
                                                      ------      ------      ------      ------
  Net interest income................................. 2,691       2,490       7,735       7,298
Provision for Loan Losses                                 68          25         202         133
                                                      ------      ------      ------      ------
  Net interest income after provision for loan losses  2,623       2,465       7,533       7,165
Non-interest Income
 Trust and investment services fees                      108          86         297         222
 Service charges on deposit accounts                     111         106         314         311
 Other service charges and fees                           91          83         215         193
 Gain on sale of loans                                    56           0          59           7
 (Loss) gain on sales of securities                      (17)          0         (17)          2
                                                      ------      ------      ------      ------
  Total non-interest income                              349         275         868         735
Non-interest Expense
 Salaries and benefits                                   988         901       2,855       2,651
 Occupancy of premises                                   171         108         396         325
 Furniture and equipment                                 217         131         616         376
 Postage, stationery and supplies                         96          70         315         244
 Professional and legal                                   50          44         173         145
 Marketing and advertising                                82          56         243         131
 Acquired real estate, net                                20          51          32          63
 Other                                                   316         324         958         881
                                                      ------      ------      ------      ------
  Total non-interest expense                           1,940       1,685       5,588       4,816

  Income before income taxes                           1,032       1,055       2,813       3,084
Provision for Income Taxes                               321         334         894         982
                                                      ------      ------      ------      ------
  Net income..........................................$  711      $  721      $1,919      $2,102
                                                      ======      ======      ======      ======
  Net income per common share..........................$0.65       $0.66       $1.75       $1.92
                                                       =====       =====       =====       =====
See accompanying notes.

                       CODORUS VALLEY BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Unaudited
                                                         Nine months ended
                                                            September 30,
                                                           1997       1996
                                                         -------   -------
Cash Flows From Operating Activities:                (dollars in thousands)
 Net Income                                              $ 1,919   $ 2,102
Adjustments to reconcile net income
  to net cash provided by operations:
   Depreciation                                              469       276
   Provision for loan losses                                 202       133
   Provision for losses on assets acquired in foreclosure      0        37
   Gain on sales of assets acquired in foreclosure            (5)      (13)
   Gain on sales of loans                                    (59)       (7)
   Loss (gain) on sales of securities                         17        (2)
   Decrease (increase) in interest receivable                148       (91)
   Decrease (increase) in other assets                       114      (124)
   Increase in interest payable                               97        29
   Increase in other liabilities                             281        84
   Other, net                                                (57)      (24)
                                                         -------   -------
    Net cash provided by operating activities............. 3,126     2,400

Cash Flows From Investing Activities:
 Proceeds from sales of securities available for sale      5,000     2,382
 Proceeds from maturities and calls of securities
   available for sale                                     13,597    14,090
 Purchase of securities available for sale                (4,252)  (21,319)
 Net (increase) in loans made to customers               (22,990)   (5,725)
 Proceeds from loan sales                                  4,388     7,656
 Purchases of premises and equipment                      (5,081)   (1,040)
 Proceeds from sale of assets acquired in foreclosure         81       500
                                                         -------   -------
   Net cash used in investing activities................  (9,257)   (3,456)

Cash Flows From Financing Activities:
 Net increase in demand and savings deposits               3,775     1,194
 Net increase (decrease) in time deposits                  9,014    (4,298)
 (Decrease) increase in short-term borrowings and
   federal funds purchased                                (4,000)    2,900
 Increase in long-term borrowings                          2,857         0
 Dividends paid                                             (617)     (576)
 Cash paid in lieu of fractional shares                       (9)      (13)
                                                         -------    -------
    Net cash provided by financing activities............ 11,020      (793)
                                                         -------    -------

    Net increase (decrease) in cash and cash equivalents.  4,889    (1,849)
    Cash and cash equivalents at beginning of year.......  7,649     8,847
                                                         -------   -------
    Cash and cash equivalents at September 30............$12,538   $ 6,998
                                                         =======   =======
Supplemental Disclosures:
 Interest payments                                        $6,428    $6,539
 Income tax payments                                        $580      $970

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

   The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

   Per Share Computations - All per share computations include the retroactive effect of stock dividends. The weighted average number of shares of common stock outstanding was 1,097,259 for the nine month periods ended September 30, 1997 and 1996.

   Reclassifications - Certain reclassifications have been made to the 1996 consolidated financial statements to conform with the 1997 presentation.

Note 3-Current Accounting Developments

   SFAS No. 125 - On June 30, 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which supersedes SFAS No. 122, "Accounting for Mortgage Servicing Rights," and amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." This Statement provides accounting and reporting guidance for transfers and servicing of financial assets and extinguishments of liabilities based on the application of a "financial-components approach" that focuses on control. Under this approach, when an entity transfers financial assets, it recognizes the financial and servicing asset it controls and the liabilities it has incurred, and derecognizes liabilities when extinguished. The Statement is effective for specified transactions occurring after December 31, 1996. On October 31, 1996, the FASB issued

                       CODORUS VALLEY BANCORP, INC.

Note 3-Current Accounting Developments, continued

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

   SFAS No. 131 - In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting of financial information from the operating segments in annual and interim financial statements. This Statement requires that financial information be reported on the basis that it is reported internally for evaluating segment performance and deciding how to allocate resources to segments. Because this Statement addresses how supplemental financial information is disclosed in annual and interim reports, the adoption will have no material impact on the financial statements. Statement No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997 with early adoption encouraged.

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

                                 September    December    September
                                     30,         31,          30,
   (dollars in thousands)           1997        1996         1996
                                   ------      ------       ------
    Impaired loans                 $2,829      $2,063       $2,870

    Amount of impaired loans that
      have a related allowance     $2,829      $2,063       $2,870
    Amount of impaired loans with
      no related allowance             $0          $0           $0

    Allowance for impaired loans     $472        $371         $578

                                          For the nine month period ended
                                                   September 30,
                                                  1997        1996
                                                 ------      ------
    Average investment in impaired loans         $2,057      $3,490
    Interest income recognized on
      impaired loans (all cash-basis method)        $77         $13


 Note 5-Analysis of Allowance for Loan Losses

   Changes in the allowance for loan losses for the nine month period ended September 30, were as follows:

     (dollars in thousands)                      1997     1996
                                                ------   ------
    Balance-January 1,                          $2,110   $2,286
    Provision charged to operating expense         202      133
    Loans charged off                             (351)     (98)
    Recoveries                                     111       57
                                                ------   ------
    Balance-September 30, 1997                  $2,072   $2,378
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

Three months ended September 30, 1997
compared to three months ended September 30, 1996


RESULTS OF OPERATIONS

Net income for the current three month period was $711,000, or $.65 per share, compared to $721,000 or $.66 per share, for the same period in 1996. Per share amounts for both periods were adjusted to reflect a five percent stock dividend declared April 8, 1997, payable June 12, 1997, to shareholders of record April 22, 1997. Net income was down from 1996 due to an increase in noninterest expense which more than offset an increase in net interest income. The increase in noninterest expense was due primarily to increased investment in facilities, systems and new technology in accordance with the Corporation's strategic plan. Staffing and marketing expenses also contributed to the increase in noninterest expense. During August 1997, approximately forty-five PeoplesBank employees, hundreds of files, and equipment were relocated to the recently completed Codorus Valley Corporate Center. The following divisions now reside in the new facility: corporate,

                       CODORUS VALLEY BANCORP, INC.


credit services, trust and investment services, and administrative support functions including marketing and human resources.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, is provided below.

Total interest income for the current three month period was $5,029,000, up $349,000 or 7.5 percent above the $4,680,000 earned in the same period of 1996. The $349,000 increase in interest income was due to a larger volume of loans, principally commercial loans. The average volume of total loans for the current quarter was approximately $183 million, up $27 million or 17 percent above the third quarter in 1996. Conversely, the quarterly average volume of total investment securities declined approximately $24 million from 1996 as proceeds from sales and maturities were used to partially fund loan demand. In July 1997, a $3.7 million portfolio of fixed rate residential mortgage loans, classified as held-for-sale, were sold at a pretax gain of $54,000.

Total interest expense for the current three month period was $2,338,000, up $148,000 or 6.8 percent above the $2,190,000 incurred for the same period in 1996. The $148,000 increase in interest expense reflected a larger volume of interest bearing deposits and borrowed funds. The average volume of total interest bearing deposits for the current quarter was approximately $204 million, up $8 million or 4 percent above the third quarter of 1996. The average volume of total borrowed funds was $3.9 million, up $2.7 million or 214 percent above the third quarter of 1996.

Net interest income for the current three month period was $2,691,000, up $201,000 or 8 percent above the $2,490,000 earned in the third quarter of 1996. The increase in net interest income for the current period was achieved primarily from a larger volume of loans.

The provision expense for possible loan losses was $68,000 for the current three month period compared to $25,000 for the third quarter of 1996. The increase in the current period provision was necessary to support loan growth.

Total noninterest income for the current three month period was $349,000, up $74,000 or 27% above the third quarter of 1996. Most of the increase in noninterest income was attributable to a $54,000 pretax gain from the periodic sale of held-for-sale fixed rate residential mortgage loans.

Total noninterest expense for the current three month peoriod was $1,940,000, up $255,000 or 15% above the $1,685,000 incurred for the third quarter of 1996. The $255,000 increase in non-interest expense was due primarily to increased investment in facilities, systems and new technology in accordance with the Corporation's strategic plan. Staffing and marketing expenses also contributed to the increase in noninterest expenses. In August 1997, construction of the Codorus Valley Corporate Center was completed and

                       CODORUS VALLEY BANCORP, INC.


approximately forty-five PeoplesBank employees, hundreds of files, and equipment were relocated to this new facility located in York, Pennsylvania. Also in August, the Bank completed the implementation of a platform automation system designed to increase deposit processing efficiency and improve deposit-related sales and service. A more detailed explanation of increases in specific noninterest expense components is provided in the year-to-date section of this report.

The provision expense for federal income taxes declined $13,000 in the current period due to a reduction in income before income taxes.


Nine months ended September 30, 1997
compared to nine months ended September 30, 1996

RESULTS OF OPERATIONS

Net income for the current nine month period was $1,919,000, or $1.75 per share, compared to $2,102,000, or $1.92 per share, for the same period in 1996. Per share amounts were adjusted to reflect the five percent stock dividend described earlier. Net income for the first nine months of 1997 was down from 1996, as anticipated, due primarily to an increase in noninterest expense which more than offset the increase in net interest income. The increase in noninterest expense was driven in part by capital investments in facilities, systems and technology in accordance with the Corporation's strategic plan. In August 1997, approximately forty-five PeoplesBank employees, hundreds of files and equipment were relocated to the recently completed Codorus Valley Corporate Center. In April 1997, the Bank opened its eighth full service banking office. The increase in salaries and benefits expense was largely attributable to staffing the newest branch office addition. Marketing expenditures also contributed to the increase in noninterest expense as the Bank aggressively promoted brand image, products and new facilities. For the first nine months of 1997, the annualized return on average assets (ROA) was approximately 1.05 percent compared to 1.18 percent for the same period in 1996. The annualized return on average equity
(ROE) for the current period was approximately 10.8 percent compared to 12.9 percent for 1996.

At September 30, 1997, total assets were approximately $251 million, up $15 million or 6 percent above September 30, 1996. Book value per share, as adjusted for stock dividends, was $21.96 on September 30, 1997, compared to $20.11 on September 30, 1996. The Corporation's capital remained sound as evidenced by a Tier I Risked-Based Capital Ratio of 12.6 percent and a Total Risk-Based Capital Ratio of 13.7 percent on September 30, 1997.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, is provided below.

                       CODORUS VALLEY BANCORP, INC.


Total interest income for the current nine month period was $14,469,000, up $578,000 or 4.2 percent above the $13,891,000 earned in the same period of 1996. The $578,000 increase in total interest income was due primarily to a larger volume of earning assets, principally commercial loans. The average volume of total performing loans for the current nine month period (including held-for-sale loans) was approximately $175 million, up $20 million or 13% above the average loan balance for the same period in 1996. The yield on total loans, annualized and on a taxable equivalent basis, for the current period was 9.05 percent compared to 9.11 percent for 1996. In July 1997, the Bank sold a $3.7 million portfolio of held-for-sale residential mortgage loans which generated a pretax gain of $54,000. In contrast to loan growth, the average volume of securities available-for-sale for the current period was approximately $49 million, down $17 million or 25% below the average balance for the same period in 1996. Proceeds from the maturity, sale, or call of investment securities were used to partially fund loan demand. For the fourth quarter of 1997 interest earning assets are expected to grow at a slower pace than the third quarter due to seasonal factors and reduced loan demand.

Total interest expense for the current nine month period was $6,734,000, up $141,000 or 2% above the comparable period in 1996. The increase in interest expense was due primarily to an increase in the average volume of borrowing and interest bearing deposits. The nine month average balance of total interest bearing deposits was approximately $198 million for 1997 compared to $197 million for 1996. The average annualized rate paid on interest bearing deposits for period ended September 30, 1997, was approximately 4.40 percent, compared to 4.45 percent for period ended September 30, 1996. During the current period the Bank supplemented deposit growth by borrowing from the Federal Home Loan Bank of Pittsburgh (FHLBP) to help fund loan growth. For 1997, the nine month average balance of borrowed funds was approximately $4.3 million, compared to $.6 million for 1996. The average rate on borrowed funds was 6.34 percent for 1997 compared to 5.59 percent for 1996. Deposit growth will continue to challenge PeoplesBank as well as the commercial banking industry due to competitive pressures, and increased investment by households and businesses in the stock and mutual fund markets. Deposits are expected to grow moderately during the fourth quarter due to normal business growth and recent stock market volatility.

Net interest income for the current nine month period was $7,735,000, up $437,000 or 6% above the same period in 1996. The increase in net interest income for the current period was a result of a larger volume of earning assets, principally commercial loans. The net yield on average earning assets, annualized and on a taxable equivalent basis, was approximately 4.61 percent for the current nine month period compared to 4.45 percent for the same period in 1996. The increase in the net yield was attributable to a change in the mix of earning assets. The volume of higher yielding loans increased while the volume of lower yielding investment securities declined.

                       CODORUS VALLEY BANCORP, INC.


The provision expense for possible loan losses was $202,000 for the current nine month period compared to $133,000 for the same period in 1996. The provision for both periods was necessary to support loan growth.

Total noninterest income for the current nine month period was $868,000, up $133,000 or 18% above the same period in 1996. The $133,000 increase in noninterest income was due primarily to an increase in trust and investment services fees attributable to business growth and asset appreciation. A $54,000 pretax gain from the sale of $3.7 million portfolio of held-for-sale mortgage loans also contributed to the increase. The recent historical growth rate for noninterest income is expected to be sustained in the period ahead based on normal business growth.

Total noninterest expense for the current nine month period was $5,588,000, up $772,000 or 16% above the same period in 1996. The $772,000 increase in noninterest expense reflects strategic initiatives in 1997 and 1996 to expand, staff, and equip the organization to enhance its competitiveness and increase its service capabilities. Implementation of strategic initiatives resulted in increases within the following expense categories: salaries and benefits, up $204,000; occupancy, up $71,000; furniture and equipment, up $240,000; and marketing and advertising, up $112,000. The increase in salaries and benefits was primarily attributable to planned staff additions necessary to support business growth. This includes staffing the eighth full service community banking office which opened in April 1997. The increase in occupancy expense reflects increased depreciation, maintenance and property tax expenses associated with the newest branch office addition and the Codorus Valley Corporate Center ("Corporate Center") which was operational in August 1997. As previously disclosed, total investment in the Corporate Center was approximately $5.5 million, which includes land, construction and furnishing costs. The building will be depreciated over a forty year estimated useful life for financial reporting purposes. Seventy-five percent of the space will be leased to the Bank, the remaining twenty-five percent of the space will be available for lease to nonaffiliated parties. To date, approximately one fourth of the space available for lease to nonaffiliated parties has been leased. The increase in furniture and equipment expense reflects increased depreciation and maintenance costs from increased investment in computer equipment and systems that were purchased in the latter half of 1996 and in 1997. Current period furniture depreciation expense increased as a result of furnishing the Corporate Center. Comparatively, depreciation expense from furniture and equipment for the first nine months of 1996 was low because the Bank's previous host computer system was fully depreciated in 1995 and was not replaced until 1996. The increase in marketing and advertising expense was primarily attributable to a brand image campaign associated with the new name of the Corporation's financial services subsidiary PeoplesBank, A Codorus Valley Company (formerly Peoples Bank of Glen Rock). Promotion of the Corporate Center, new branch office, and increased product promotions also contributed to the increase in marketing and advertising expense. Noninterest expense is expected to increase in the period ahead due to past and planned strategic initiatives, and normal business growth.

                       CODORUS VALLEY BANCORP, INC.


The provision for federal income taxes declined $88,000 in the current period due to a reduction in income before income taxes.


CREDIT RISK AND LOAN QUALITY

A summary of nonperforming assets and past due loans, and related ratios, is provided in Table 1 incorporated herein. An explanation of changes within each classification for September 30, 1997, compared to September 30, 1996, is provided below.

The major component of nonperforming assets is impaired loans. For all reporting periods, impaired loans were principally comprised of collateral dependent commercial loans and residential mortgage loans classified as nonaccrual. Accordingly, the Corporation uses the cash basis method to recognize interest income on loans that are impaired. On September 30, 1997, the impaired loan portfolio was $2,829,000, approximately the same size as one year ago. Although the size of the portfolio was approximately the same for both periods, it was dynamic and reflected loan additions and loan reductions. For example, loans returned to accrual status, paid down or paid off, or reclassified to assets acquired served to reduce the impaired loan portfolio. Impaired loan additions, however, offset these reductions. In connection with the quarterly analysis of loans and reserve adequacy a $1,043,000 commercial loan was classified to impaired status in September, 1997. This single loan, which management believes is well collateralized by real estate, accounts for 37 percent of the impaired loan portfolio. At September 30, 1997, the impaired loan portfolio was comprised of eighteen unrelated relationships, primarily commercial loan relationships, ranging in size from approximately $2,700 to $1,043,000. These loan relationships vary by industry and are generally collateralized with real estate assets. A loss reserve, which is evaluated quarterly, has been established for accounts that appear to be under-collateralized. Efforts to modify contractual terms for individual accounts, based on prevailing market conditions, or liquidate collateral assets, are proceeding as quickly as potential buyers can be located and legal constraints permit.

The other component of nonperforming assets, assets acquired in foreclosure (net of a related reserve) increased $426,000 or 106 percent since September 30, 1996, to a level of $829,000. The increase in assets acquired, reflected loan collateral taken in satisfaction of debt. At September 30, 1997, the assets acquired portfolio consisted primarily of improved real estate from six unrelated accounts. Generally Accepted Accounting Principles require that assets taken in satisfaction of debt be accounted for on an individual asset basis, at the lower of (a) fair value minus estimated costs to sell or (b) cost. A loss reserve, which is evaluated quarterly, has been established for assets whose estimated market value, less selling expenses, is below their financial carrying costs. At September 30, 1997, the reserve for assets acquired in foreclosure was deemed adequate. For the first nine months of 1997 no loss provision expenses were recorded due to the adequacy of the

                       CODORUS VALLEY BANCORP, INC.


reserve. Comparatively, in 1996 a $37,000 loss provision expense was recorded to strengthen the reserve against possible losses. Efforts to liquidate assets acquired are proceeding as quickly as potential buyers can be located and legal constraints permit.

At September 30, 1997, loans past due 90 days or more and still accruing interest totalled $391,000, a decline of $397,000 or 50 percent from September 30, 1996. Generally, loans in the past due category are well collateralized and in the process of collection. The current level of past due loans is closely monitored and believed to be within a manageable range.

At September 30, 1997, there were no potential problem loans, as defined by the Securities and Exchange Commission, identified by management. However, management was monitoring loans of approximately $5.6 million for which the ability of the borrower to comply with present repayment terms was uncertain. These loans were not included in the Table 1 disclosure. They are monitored closely, and management presently believes that the allowance for loan losses is adequate to cover anticipated losses that may be attributable to these loans. Comparatively, management was monitoring loans of approximately $9.3 million on September 30, 1996.

Table 2, Analysis of Allowance for Loan Losses, incorporated herein, depicts a $2,072,000 allowance (reserve) at September 30, 1997. The reserve as a percentage of total loans was 1.12 percent at September 30, 1997, compared to
1.51 percent at September 30, 1996. The decrease in the reserve ratio for the current period was primarily attributable to improvement in the quality of individual loans within the impaired loan portfolio. The provision expense was $202,000 for the current period which primarily supported loan growth, principally commercial loans. Of the total $351,000 charged-off in the current period, $172,000 was attributable to one commercial loan borrower whose accounts were deemed uncollectible. Based on a recent evaluation of potential loan losses, management believes that the allowance is adequate to support any reasonably foreseeable level of losses that may arise. Ultimately, however, the adequacy of the allowance is largely dependent upon future economic factors beyond the Corporation's control. With this in mind, additions to the allowance for loan losses may be required in future periods.


LIQUIDITY

During the current period the need for funds increased as a result of increased loan demand, principally commercial loans, and planned capital expenditures. Primary funding sources included matured investment securities, deposit growth, and borrowed funds from the Federal Home Loan Bank of Pittsburgh (FHLBP).

The loan-to-deposit ratio was approximately 83 percent at September 30, 1997, compared to 75 percent at September 30, 1996. The increase in this ratio

                       CODORUS VALLEY BANCORP, INC.


reflected a decline in liquidity, as loan growth outpaced deposit growth in the current period.

During the current period, the Bank routinely used its line of credit with the FHLBP as a short term funding strategy. The rate is established daily by the FHLBP based on prevailing market prices for overnight funds.

The Bank's maximum borrowing capacity, as established quarterly by the FHLBP, was approximately $71 million, as of June 30, 1997, the most recent available date. At September 30, 1997, the Bank had $2.9 million outstanding on its account with the FHLBP.

In January, 1997, the Bank borrowed $3 million from the FHLBP under a ten year, 6.82% fixed rate note arrangement to help fund its residential mortgage loan program.

In light of competitive pressures and the public allure with the stock and mutual funds markets, traditional deposit funding, by necessity, will continue to be supplemented with borrowed funds for the foreseeable future.


STOCKHOLDERS' EQUITY (CAPITAL)

Total stockholders' equity, or capital, was $24,092,000 at September 30, 1997, compared to $22,069,000 at September 30, 1996. Growth in equity during the current period was due primarily to earnings retention from profitable operations. Book value per share, adjusted for both periods for the 5 percent stock dividend paid in June 1997, was $21.96 on September 30, 1997, compared to $20.11 on September 30, 1996.

On October 14, 1997, the Board of Directors declared a regular quarterly cash dividend of $.20 per share, payable on or before November 10, 1997, to shareholders of record October 28, 1997. This brings total cash dividends for 1997 to $.78 per share, representing a $.04 or 5.4 percent increase above 1996. Additionally, a five percent stock dividend was paid in June 1997 and in June 1996.

The weighted average number of shares of common stock outstanding, adjusted for stock dividends, was 1,097,259 for the nine month periods ended September 30, 1997 and 1996.

The Corporation's capital level, on a consolidated basis, remained sound for the current period as evidenced by a tier 1 risk-based capital ratio of 12.6 percent on September 30, 1997, compared to 14.3 percent on September 30, 1996. The total risk-based capital ratio was 13.7 percent on September 30, 1997, compared to 15.5 percent on September 30, 1996. The decline in the capital ratios reflected a change in the mix of assets. The level of commercial loans and fixed assets, which are assigned a 100 percent weighting for risk, increased relative to lower risk-weighted investment securities.

                       CODORUS VALLEY BANCORP, INC.


The Bank's tier 1 risk-based capital ratio was 10.2 percent and its total risk-based capital ratio was 11.3 percent on September 30, 1997. The Bank's capital ratios exceeded the minimum federal regulatory requirements for well capitalized banks of 6 percent and 10 percent, respectively.

As previously disclosed in the 1996 Annual Report to Shareholders and other Securities and Exchange Commission filings, the Board of Directors began implementing a series of initiatives, in accordance with the Corporation's long-range strategic plan. These initiatives are designed to strengthen the position of the Corporation as a financial services provider for the twenty-first century. One such initiative was the construction of a new corporate headquarters, known as Codorus Valley Corporate Center, at a cost of approximately $5.5 million, which includes land, construction and furnishing costs. Occupancy of the new facility was accomplished in August 1997, at which time the Corporation leased seventy-five percent of the space to the Bank. The remaining space is available for lease to nonaffiliated parties. Another initiative involved branch office expansion. On April 22, 1997, the Bank opened it's eighth full service community banking office, located in East York, Pennsylvania. The approximate cost of this project was $825,000 which included purchase price, renovations, and furniture and equipment. Both capital projects are being funded with cash generated from current Bank operations. On April 25, 1997, another strategic initiative was accomplished when the Corporation's common stock began quotation on the Nasdaq National Stock Market System under the symbol "CVLY."

In June 1997, the Bank introduced a twenty-four hour telephone banking service called PhoneconnecT. This system, which cost approximately $41,000, enables clients to obtain information about their accounts, transfer funds, and make loan payments by using a touch-tone telephone. In August 1997, the Bank completed implementation of a platform automation system which cost approximately $56,000. This system is designed to increase deposit processing efficiency and improve deposit-related sales and service.

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


OTHER MATTERS

The Year 2000 poses a significant business risk to the financial services industry. In fact, it poses risk for all businesses, households and governments. The risk is that on January 1, 2000, date-sensitive systems using two digits to represent the year may not be able to distinguish between the Year 2000 and the Year 1900; causing the systems to malfunction or shut-

                       CODORUS VALLEY BANCORP, INC.


down. The problem has broad implications far beyond familiar computer systems and could adversely impact security systems, telephone systems, climate control systems, elevators, automobiles, etc. Any entity that provides goods and services to the Corporation could create problems if that entity is not Year 2000 compliant, including public utilities. Likewise, commercial borrowers pose a credit risk to the Bank if they are not Year 2000 compliant and their businesses are disrupted. Unfortunately, there is no universal software fix for this problem and solutions can be labor-intensive and expensive. Preparing for the Year 2000 challenge is one of the Corporation's highest priorities. Presently, a compliance team is assembled and a plan is being developed to address this issue. One of the first tasks of the compliance team will be to identify and inventory all internal and external systems and entities that might pose Year 2000 risk. Then an evaluation of each system and entity will be performed, to include written assurances and testing, to determine the extent of noncompliance. Noncomplying systems and entities will be brought into compliance or replaced. In accordance with regulatory mandate, the Corporate goal is to be substantially Year 2000 compliant by December 31, 1998. The financial impact of Year 2000 compliance on the Corporation's assets, earnings and liquidity cannot be determined at this time.

Recently, Pennsylvania enacted a law to permit State chartered banking institutions to sell insurance. This follows the U.S.Supreme Court decision in favor of nationwide insurance sales by banks and barring states from blocking insurance sales by national banks in towns with populations of no more than 5,000. The Bank is currently evaluating its options regarding the sale of insurance.

On January 14, 1997, the Board of Directors of Peoples Bank of Glen Rock announced that all Defined Benefit Plan ("Plan") benefit accruals be suspended as of March 1, 1997, and the Plan terminated as of April 30, 1997. The settlement of the accumulated benefit obligation by purchase of annuity contracts for, lump sum payments to, or rollover to a qualified IRA plan for each covered employee, is expected to be completed during 1997. Approval by the Internal Revenue Service for the termination of the Plan is pending. Management currently believes that Plan termination will not have a material impact on the Corporation during 1997.

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

                       CODORUS VALLEY BANCORP, INC.


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

                       CODORUS VALLEY BANCORP, INC.

Table 1 - Nonperforming Assets and Past Due Loans

                                September 30,  December 31,  September 30,
(dollars in thousands)                 1997        1996         1996
                                      ------      ------       ------
Impaired loans (1)                    $2,829      $2,063       $2,870
Assets acquired in foreclosure (2)       829         780          403
                                      ------      ------       ------
  Total nonperforming assets          $3,658      $2,843       $3,273
                                      ======      ======       ======
Loans past due 90 days or more
 and still accruing interest            $391        $524         $788

Ratios:

Impaired loans as a % of
 total period-end loans                1.53%        1.24%         1.82%

Nonperforming assets as a % of
 total period-end loans and net
 assets acquired in foreclosure        1.97%        1.70%         2.07%

Nonperforming assets as a % of
 total period-end stockholders'
 equity                               15.18%       12.52%        14.83%

Allowance for loan losses as a
 multiple of impaired loans             .7x          1.0x           .8x

Interest not recognized on impaired
loans at period-end: (3)

Contractual interest due               $294         $246          $263
Interest revenue recognized              77           18            13
                                       ----         ----          ----
Interest not recognized in operations  $217         $228          $250
                                       ====         ====          ====
(1) Comprised solely of nonaccrual loans.
(2) Net of related allowance(reserve).
(3) This table includes interest not recognized on loans which were classified as impaired at period-end. While every effort is being made to collect this interest revenue, it is probable a portion will never be recovered.

                       CODORUS VALLEY BANCORP, INC.

Table 2-Analysis of Allowance for Loan Losses


 (dollars in thousands)                          1997     1996
                                                ------   ------
 Balance-January 1,                             $2,110   $2,286

 Provision charged to operating expense            202      133

 Loans charged off:
   Commercial                                      289       14
   Real estate-mortgage                              0        2
   Consumer                                         62       82
                                                ------   ------
     Total loans charged off                       351       98

 Recoveries:
   Commercial                                       42       19
   Real estate-mortgage                             65        0
   Consumer                                          4       38
                                                ------   ------
     Total recoveries                              111       57
                                                ------   ------
     Net charge-offs                               240       41

 Balance-September 30                           $2,072   $2,378
                                                ======   ======
 Ratios:

 Net charge-offs (annualized) to average
   total loans                                   0.18%     0.03%
 Allowance for loan losses to total loans
   at period-end                                 1.12%     1.51%
 Allowance for loan losses to impaired loans
   and loans past due 90 days or more            64.3%     65.0%

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

Item 3. Defaults by the company on its securities - nothing to report.

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


                                  Codorus Valley Bancorp, Inc.
                                        (Registrant)



November 10, 1997                    By /s/ Larry J. Miller
Date                                  Larry J. Miller,
                                      President & CEO
                                      (principal executive officer)

November 10, 1997                    By /s/ Larry J. Miller
Date                                  Jann A. Weaver,
                                      Assistant Treasurer &
                                      Assistant Secretary
                                      (principal financial and
                                        accounting officer)