Form 10-K
period 1997-12-31
CODORUS VALLEY BANCORP INC
filed 1998-03-27
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997
                                                                 OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ________________ Commission file number 0-15536.

                          CODORUS VALLEY BANCORP, INC.
             (Exact name of registrant as specified in its charter)

      PENNSYLVANIA                                    23-2428543
(State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                   Identification No.)
105 Leader Heights Road, P.O. Box 2887, York, Pennsylvania      17405
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  717-846-1970

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

On February 24, 1998, the aggregate market value of the Registrant's voting stock held by non-affiliates was approximately, $42,501,000.

As of February 24, 1998, Codorus Valley Bancorp, Inc. had 2,194,518 shares of common stock outstanding, par value $2.50 per share.


                       DOCUMENTS INCORPORATED BY REFERENCE
Document:                                           Parts:
1997 Annual Report to Stockholders                  I, II and IV
Proxy Statement for the Annual Meeting of
 Stockholders to be held May 19, 1998               III and IV

                  Codorus Valley Bancorp, Inc.
                       Form 10-K Index


Part I                                                      Page

Item 1  Business............................................   3
Item 2  Properties..........................................   7
Item 3  Legal Proceedings...................................   9
Item 4  Submission of Matters to a Vote of Security Holders.   9


Part II

Item 5  Market for the Registrant's Common Equity and
        Related Stockholder Matters.........................   9
Item 6  Selected Financial Data.............................   9
Item 7  Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................  10
Item 7A Quantitative and Qualitative Disclosures About
        Market Risk.........................................  10
Item 8  Financial Statements and Supplementary Data.........  10
Item 9  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.................  10


Part III

Item 10  Directors and Executive Officers of the Registrant.  10
Item 11  Executive Compensation.............................  10
Item 12  Security Ownership of Certain Beneficial Owners
         and Management.....................................  11
Item 13  Certain Relationships and Related Transactions.....  11


Part IV

Item 14  Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K........................................  11

         Signatures.........................................  14

         Exhibit Index......................................  15

PART I

Item 1: Business

Codorus Valley Bancorp, Inc. ("Bancorp" or the "Registrant") is a Pennsylvania business corporation, incorporated on October 7, 1986. On March 2, 1987, Bancorp became a bank holding company, pursuant to the Bank Holding Company Act of 1956, as amended. PEOPLESBANK, A Codorus Valley Company ("PEOPLESBANK" or the "Bank") is its wholly-owned banking subsidiary and SYC Realty Co., Inc. is its wholly-owned nonbank subsidiary. Since commencing operations, Bancorp's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. At December 31, 1997, Bancorp had total consolidated assets of $255 million, total deposits and other liabilities of $230.6 million, and total stockholders' equity of $24.4 million.

Bank Subsidiary

PEOPLESBANK, formerly Peoples Bank of Glen Rock until February 1997, organized in 1934, is a Pennsylvania chartered bank and is not a member of the Federal Reserve System. PEOPLESBANK offers a full range of commercial and consumer banking services through eight full service banking office locations in York County, Pennsylvania. PEOPLESBANK also offers trust and investment services at Codorus Valley Corporate Center located in York, Pennsylvania. The deposits of PEOPLESBANK are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law. At December 31, 1997, PEOPLESBANK had total loans of $191.3 million and total deposits of $226.3 million.

The Bank is not dependent for deposits nor exposed by loan concentration to a single customer or to a small group of customers. Accordingly, losses from a single customer, or small customer group, would not have a material adverse effect on the financial condition of the Bank. At fiscal year end 1997, approximately 19% of total loans were concentrated in the commercial facility leasing industry and approximately 11% of total loans were concentrated in the real estate development industry, compared to 15% and 9%, respectively, at year end 1996.

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

Supervision and Regulation

Codorus Valley Bancorp, Inc. is registered as a bank holding company and is subject to the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended ("BHCA"). Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve. The Federal Reserve issued regulations under the BHCA that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve, pursuant to such regulations, may require the Corporation to stand ready to use its resources to provide adequate capital funds to the Bank during periods of financial stress or adversity.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined by regulations) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency, up to specified limits.

Under the BHCA, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any banking subsidiary of the bank holding company.

The BHCA prohibits the Corporation from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Such a transaction would also require approval of the Pennsylvania Department of Banking. Pennsylvania law permits Pennsylvania bank holding companies to control an unlimited number of banks.

Additionally, the BHCA prohibits the Corporation from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. The Federal Reserve can differentiate between nonbanking activities that are initiated by a bank holding company or subsidiary and activities that are acquired as a going concern. The BHCA does not place territorial restrictions on the activities of such nonbanking-related activities. The Corporation and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services.

Bancorp is restricted to activities that are found by the Federal Reserve to be closely related to banking, and which are expected to produce benefits for the public that will outweigh any potentially adverse effects.

The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the Commonwealth of Pennsylvania and whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").

The FDIC has primary supervisory authority over the Bank, regularly examines banks in such areas as reserves, loans, investments, management practices, and other aspects of operations. These examinations are designed for the protection of the Bank's depositors rather than the Corporation's shareholders. The Bank must furnish annual and quarterly reports to the FDIC.

Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may take, the reserves against deposits a bank must maintain, the types and terms of loans a bank may make and the collateral it may take, the activities of a bank with respect to mergers and consolidations, and the establishment of branches.
Pennsylvania law permits statewide branching.

A subsidiary bank of a bank holding company, such as the Bank, is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries, and on taking such stock or securities as collateral for loans. The Federal Reserve Act and Federal Reserve regulations also place certain limitations and reporting requirements on extensions of credit by a bank to the principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

The Bank, and the banking industry in general, are affected by the monetary and fiscal policies of government agencies, including the Federal Reserve. Through open market securities transactions and changes in its discount rate and reserve requirements, the Board of Governors of the Federal Reserve exerts considerable influence over the cost and availability of funds for lending and investment.

Recently, Pennsylvania enacted a law to permit State chartered financial institutions to sell insurance. This follows a United States Supreme Court decision in favor of nationwide insurance sales by banks and which also bars states from blocking insurance sales by national banks in towns with populations of no more than 5,000. Consequently, banks are allowed to sell insurance in Pennsylvania. The Office of the Comptroller of the Currency has issued guidelines for national banks to sell insurance. The Bank is evaluating its options regarding the sale of insurance.

A brief discussion of the most recent federal banking agency pronouncements that affect the Corporation and/or Bank is provided below.

Congress is currently considering legislative reform centered on repeal of the Glass-Steagall Act which prohibits commercial banks from engaging in the securities industry. The holding company structure, under such a proposal, would be regulated by the Federal Reserve Board, and its subsidiaries would be supervised by the applicable regulator based on their respective functions.

In December 1997, the Federal Financial Institutions Examination Council ("FFIEC") issued an interagency statement. The statement indicates that senior management and the board of directors should be actively involved in managing the Corporation's and the Bank's Year 2000 compliance efforts. The statement also recommended that institutions obtain Year 2000 compliance certification from vendors followed by comprehensive internal testing. In addition, contingency plans should be developed for all vendors that service "mission critical" applications which are applications vital to the successful continuance of a core business activity.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), also impacts how the Bank conducts its business. FDICIA's risk-based assessment system is designed to promote safety and soundness in the banking and thrift industries by making the deposit insurance system fairer to well-run institutions and by encouraging weaker institutions to improve their financial condition. Current information regarding FDIC issues and costs is provided in the 1997 Annual Report to Shareholders, within the Management's Discussion section under the subheading deposit insurance fund act of 1996. Information about Bancorp's capital ratios can be found in the 1997 Annual Report, within the Management's Discussion section under the subheading stockholder's equity (including Table 7). Bancorp's and the Bank's capital ratios exceed current regulatory requirements for well capitalized banks. "Truth-in-Savings" a separate subtitle within FDICIA, called the "Bank

Enterprize Act of 1991," requires truth-in-savings on consumer deposit accounts so that consumers can make meaningful comparisons between the competing claims of banks with regard to deposit accounts and products. The Bank has been providing information to depositors concerning the terms of their deposit accounts, and in particular the annual percentage yield in compliance with this law.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") reformed supervisory, enforcement and penalty provisions relative to financial service companies.

Periodically, various types of federal and state legislation is proposed that could result in additional regulation of, and restrictions on, the business of the Corporation and the Bank. It cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of the Corporation and the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the Corporation's and the Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the cost of doing business. Except as specifically described above, Management believes that the effect of the provisions of the aforementioned legislation on the liquidity, capital resources, and results of operations of the Corporation will be immaterial. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the Corporation's results of operations.


Other information

At December 31, 1997, the Bank had one hundred and thirty-two (132) full-time employees and nineteen (19) part-time employees.

The required Statistical Information for Item 1 can be found in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report.


Item 2: Properties

The Bancorp owns in fee and without liens the following property.

   Codorus Valley Corporate Center
     Located at 105 Leader Heights Road, York, in York Township, PA. This 40,000 square foot (approximately) facility serves as a corporate headquarters. Approximately seventy-five percent of the space is leased to PEOPLESBANK, the remaining twenty-five percent is available for lease to nonaffiliated parties. This facility is adjacent to the Bank's Data Operations Center and Leader Heights banking office.

PEOPLESBANK owns the following properties in fee and without liens.

   Glen Rock Office: Located at 1 Manchester Street in the borough of Glen Rock,
     PA. A bank-owned parking lot is located nearby on Hanover Street. Additionally, the frame dwelling located at 7 Manchester Street in the borough of Glen Rock, PA, was demolished in early 1998. This property will be used to provide additional customer parking adjacent to the Glen Rock Office.

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

   Cape Horn Office: Located at 2587 Cape Horn Road, Red Lion in the township of Windsor, PA.

   East York Office: Located at 2701 Eastern Boulevard, York in the township of Springettsbury, PA.


PEOPLESBANK leases the following properties.

   Stewartstown Office: Located at 2 Ballast Lane in the borough of
     Stewartstown, PA. This office is a 1,278 square foot unit of a business complex known as Village Square at Stewartstown. The lease, signed on November 29, 1993, is for a twenty year term, with four five year term options. From inception of the lease through 1997, the minimum annual rent was approximately $15,700. For the four year period 1998 through 2001, the minimum annual rent will be approximately $17,300. Thereafter, the minimum annual rent will increase at three year intervals.

  Codorus Valley Corporate Center: Located at 105 Leader Heights Road, York, in
    York Township, PA. PEOPLESBANK leases approximately 20,800 square feet of office space in the Codorus Valley Corporate Center ("Corporate Center") from the Bancorp. In August 1997, PEOPLESBANK relocated the corporate, credit services, trust and investment services, and administrative support functions to the Corporate Center. The terms of a lease agreement between the Bank and Bancorp are being negotiated presently.

All of the above properties are located in York County, Pennsylvania and are, in the opinion of management, adequate for the business purposes of the Registrant and its subsidiaries.

Item 3: Legal Proceedings

In the opinion of the management of the Corporation, there are no proceedings pending to which the Corporation and the Bank are a party or to which its property is subject, which, if determined adversely to the Corporation and the Bank, would be material in relation to the Corporation's and the Bank's financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of the Corporation and the Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and the Bank by government authorities.

Item 4: Submission of Matters to a Vote of Security Holders

None.


PART II

Item 5: Market for the Registrant's Common Equity and Related
        Stockholder Matters

Market and dividend information appearing in the 1997 Annual Report to Stockholders, under the caption "Stock, Dividend and Broker Information," is incorporated by reference in response to this item and is included on page 56 in
Exhibit 13.

As of February 4, 1998, the Registrant had approximately one thousand, nineteen (1,019) stockholders of record.

Related stockholder information appearing in the 1997 Annual Report to Stockholders, under the caption "Stockholders' Equity," included in "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," is incorporated by reference in response to this item and is included on pages 44 and 45 in Exhibit 13.

Item 6: Selected Financial Data

Information appearing in the 1997 Annual Report to Stockholders, under the caption "Selected Financial Data," is incorporated by reference in response to this item and is included on page 13 in Exhibit 13.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

The "Management Discussion and Analysis of Consolidated Financial Condition and Results of Operations" in the 1997 Annual Report to Stockholders is incorporated by reference in response to this item and is included on pages 35 through 52 in
Exhibit 13.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Information appearing in the 1997 Annual Report to Stockholders, under the caption "Market Risk Management" included in "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," is incorporated by reference in response to this item and is included on pages 49 through 52 in Exhibit 13.

Item 8: Financial Statements and Supplementary Data

The Registrant's Consolidated Financial Statements and the Notes thereto, in the 1997 Annual Report to Stockholders, are incorporated by reference in response to this item and are included on pages 14 through 33 in Exhibit 13.

Table 12-Summary of Quarterly Financial Data included in Management's Discussion and Analysis of Consolidated Financial Condition of Results of Operations, in the 1997 Annual Report to Stockholders, is incorporated by reference in response to supplementary financial data and is included on page 52 in Exhibit 13.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


PART III

Item 10: Directors and Executive Officers of the Registrant

Information appearing in the Proxy Statement relating to the 1998 Annual Meeting of Stockholders to be held May 19, 1998 (the "Proxy Statement"), under the captions "Information as to Nominees and Directors", "Principal Officers of the Corporation" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference in response to this item.

Item 11: Executive Compensation

Information appearing in the Proxy Statement, under the captions "Executive Compensation", "Board of Directors Report on Executive Compensation" and "Performance Graph" is incorporated by reference in response to this item.

Item 12: Security Ownership of Certain Beneficial Owners and Management

Information appearing in the Proxy Statement, under the captions "Principal Beneficial Owners of the Corporation's Stock" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference in response to this item.

Item 13: Certain Relationships and Related Transactions

Information appearing in the Proxy Statement, under the caption "Certain Transactions," is incorporated by reference in response to this item.


PART IV

Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) Documents filed as part of this Form 10-K report.

      1. Financial Statements
         The following consolidated statements of Codorus Valley Bancorp, Inc. are included by reference in Part II, Item 8 hereof:
           Report of Independent Auditors
           Consolidated Statements of Financial Condition
           Consolidated Statements of Income
           Consolidated Statements of Cash Flows
           Consolidated Statements of Changes in Stockholders' Equity
                   Notes to Consolidated Financial Statements

      2. Financial Statement Schedules
         The following Financial Statement Schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

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

            10.1    1996 Stock Incentive Plan (Incorporated by reference to
                    Exhibit 99 of Registration Statement No. 333-9277 on Form S-8, filed with the Commission on July 31, 1996.)

            10.2 Amendment to the Employment Agreement by and among PeoplesBank, A Codorus Valley Company, Codorus Valley Bancorp, Inc. and Larry J. Miller dated October 1, 1997, including Executive Employment Agreement dated January 1, 1993 between Codorus Valley Bancorp, Inc., Peoples Bank of Glen Rock and Larry J. Miller. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated and filed with the Commission on March 13, 1998.)

            10.3 Change of Control Agreement between PeoplesBank, A Codorus Valley Company, Codorus Valley Bancorp, Inc. and Jann A. Weaver, dated October 1, 1997. (Incorporated by reference to
                    Exhibit 10.2 to the Registrant's Current Report on Form 8-K, dated and filed with the Commission March 13, 1998.)

            10.4 Change of Control Agreement between PeoplesBank, A Codorus Valley Company, Codorus Valley Bancorp, Inc. and Bruce A. Lamborne, dated October 1, 1997. (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, dated and filed with the Commission March 13, 1998.)


            10.5 Change of Control Agreement between PeoplesBank, A Codorus Valley Company, Codorus Valley Bancorp, Inc. and Harry R. Swift, dated October 1, 1997. (Incorporated by reference to
                    Exhibit 10.4 to the Registrant's Current Report on Form 8-K, dated and filed with the Commission March 13, 1998.)


             11 Statement re: Computation of Earnings Per Share (Incorporated by reference to Exhibit 13 hereof, 1997 Annual Report to Stockholders at Note 1 to the Consolidated Financial Statements.)

             13 Excerpts from the Annual Report to Stockholders for fiscal year ended December 31, 1997.

             21     List of subsidiaries of the Registrant.

             23     Consent of Independent Auditors

             24     Power of Attorney

             27     Financial Data Schedule

  (B) Reports on Form 8-K.

      During the quarter ended December 31, 1997, the Registrant filed two Form 8-K's, via EDGAR, as described below.

      The Registrant filed a Form 8-K dated October 31, 1997. It disclosed that on October 31, 1997, the Registrant released a Press Release announcing the intention to change the address for its principal executive offices from One Manchester Street, Glen Rock, Pennsylvania to 105 Leader Heights Road, P.O. Box 2887, York, Pennsylvania 17405
      -2887.

      The Registrant filed a Form 8-K dated December 9, 1997. It disclosed that on December 9, 1997, the Registrant released a Press Release announcing a two for one stock split, effected in the form of a 100% stock dividend, to shareholders of record December 23, 1997, and payable January 26, 1998.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codorus Valley Bancorp, Inc. (Registrant)

By /s/ Larry J. Miller                Date:  March 24, 1998
  Larry J. Miller, President
  and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity

/s/ George A. Trout, D.D.S. Chairman of the Board of       3/24/98
George A. Trout, D.D.S.     Directors and Director

/s/ Larry J. Miller         President, Chief Executive     3/24/98
Larry J. Miller, President  Officer and Director
(Principal Executive Officer)

/s/ Barry A. Keller         Vice Chairman of the Board of  3/24/98
Barry A. Keller             Directors and Director

/s/ Dallas S. Smith         Secretary and Director         3/24/98
Dallas S. Smith

/s/ M. Carol Druck          Director                       3/24/98
M. Carol Druck

/s/ MacGregor S. Jones      Director                       3/24/98
MacGregor S. Jones

/s/ Rodney L. Krebs         Treasurer and Director         3/24/98
Rodney L. Krebs

/s/ Donald H. Warner        Vice President and Director    3/24/98
Donald H. Warner

/s/ D. Reed Anderson        Director                       3/24/98
D. Reed Anderson, Esq.

/s/ Jann A. Weaver          Assistant Treasurer and        3/24/98
Jann A. Weaver              Assistant Secretary
(Principal Financial and
 Principal Accounting Officer)

/s/ Harry R. Swift          Assistant Secretary            3/24/98
Harry R. Swift, Esq
                                       14

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


 10.1 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 99 of Registration Statement No. 333-9277 on Form S-8, filed with the Commission on July 31, 1996.)

 10.2 Amendment to the Employment Agreement by and among PeoplesBank, A Codorus Valley Company, Codorus Valley Bancorp, Inc. and Larry J. Miller dated October 1, 1997, including Executive Employment Agreement dated January 1, 1993 between Codorus Valley Bancorp, Inc., Peoples Bank of Glen Rock and Larry J. Miller. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated and filed with the Commission on March 13, 1998.)

 10.3 Change of Control Agreement between PeoplesBank, A Codorus Valley Company, Codorus Valley Bancorp, Inc. and Jann A. Weaver, dated October 1, 1997. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, dated and filed with the Commission March 13, 1998.)

 10.4 Change of Control Agreement between PeoplesBank, A Codorus Valley Company, Codorus Valley Bancorp, Inc. and Bruce A. Lamborne, dated October 1, 1997. (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, dated and filed with the Commission March 13, 1998.)

 10.5 Change of Control Agreement between PeoplesBank, A Codorus Valley Company, Codorus Valley Bancorp, Inc. and Harry R. Swift, dated October 1, 1997. (Incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, dated and filed with the Commission March 13, 1998.)

  11     Statement re:  Computation of Earnings Per Share                 24
         (Incorporated by reference to Exhibit 13 hereof, 1997
         Annual Report to Stockholders at Note 1 to the
         Consolidated Financial Statements.)

  13     Excerpts from the Annual Report to Stockholders for
         fiscal year ended December 31, 1997.                          17-58

  21     List of subsidiaries of the Registrant.                          59

  23     Consent of Independent Auditors                                  60

  24     Power of Attorney                                                61

  27     Financial Data Schedule                                          62