Form 10-Q
period 1998-03-31
CODORUS VALLEY BANCORP INC
filed 1998-05-05
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q
(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1998
                                        OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number      0-15536
                      Codorus Valley Bancorp, Inc.
      (Exact name of registrant as specified in its charter)
    Pennsylvania                                      23-2428543
    (State of incorporation)            (I.R.S. Employer ID No.)

    105 Leader Heights Road, P.O. Box 2887  York, PA   17405
    (Address of principal executive offices)          (Zip Code)
                         (717) 235-6871 or (717) 846-1970
           (Registrant's telephone number, including area code)

                         Not Applicable
(Former name, former address and former fiscal year, if changes since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
          PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes    No
              APPLICABLE ONLY TO CORPORATE ISSUERS
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,194,518 shares of $2.50 (par value) common stock were outstanding as of 4-28-98 .

                  CODORUS VALLEY BANCORP, INC.
                            10Q INDEX


                                                             Page
                                                               #

PART I  - FINANCIAL INFORMATION:

Item 1. Financial Statements
          Consolidated Statements of Financial Condition...    1
          Consolidated Statements of Income................    2
          Consolidated Statements of Cash Flows............    3
          Notes to Consolidated Financial Statements.......    4

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............    7

Item 3. Quantitative  and Qualitative  Disclosures About
          Market Risk......................................   18


PART II - OTHER INFORMATION

Item 1. through Item 6.....................................   19

SIGNATURES.................................................   20

EXHIBIT 27, Financial Data Schedule........................   21

PART I - FINANCIAL INFORMATION:  Item 1.  Financial Statements

                       CODORUS VALLEY BANCORP, INC.
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 Unaudited
                                          March 31, December 31, March 31,
(dollars in thousands)                       1998       1997       1997
Assets                                    ---------  ---------  ---------
 Cash and due from banks:
  Interest bearing deposits with banks     $    117   $    123   $    343
  Non-interest bearing deposits and cash      8,263      7,721      6,010
 Federal funds sold                           6,975      5,350      1,100
 Loans held for sale                          3,093          0          0
 Securities available for sale               41,831     40,303     53,962
 Loans                                      187,360    191,342    171,093
 Less-allowance for loan losses              (2,158)    (2,098)    (1,972)
                                           --------   --------   --------
   Total net loans                          185,202    189,244    169,121
 Premises and equipment                       9,648      9,797      6,481
 Interest receivable                          1,457      1,538      1,691
 Other assets                                   896        982      1,547
                                           --------   --------   --------
   Total assets............................$257,482   $255,058   $240,255
                                           ========   ========   ========
Liabilities
 Deposits
  Non-interest bearing demand              $ 20,701   $ 21,152   $ 16,558
  NOW                                        23,438     22,041     23,030
  Insured money fund                         30,320     28,901     27,507
  Savings                                    20,744     19,992     21,129
  Time CD's less than $100,000              112,089    112,874    107,575
  Time CD's $100,000 and above               21,107     21,303     17,032
                                           --------   --------   --------
   Total deposits                           228,399    226,263    212,831
 Long-term borrowings                         2,746      2,802      2,965
 Interest payable                               905        820        896
 Other liabilities                              660        748        542
                                           --------   --------   --------
   Total liabilities....................... 232,710    230,633    217,234

Stockholders' Equity
 Series preferred stock, par value $2.50
  per share; 1,000,000 shares authorized;
  0 shares issued and outstanding                 0          0          0
 Common stock, par value $2.50 per share;
  10,000,000 shares authorized; 2,194,518 shares
  shares issued at 3/31/98; 1,097,259 at
  12/31/97 and 1,045,296 at 3/31/97           5,486      2,743      2,613
Common stock distributable, par value $2.50
  per share; 1,097,259 shares payable             0      2,743          0
 Additional paid-in capital                   8,063      8,063      6,556
 Retained earnings                           10,906     10,444     13,632
 Accumulated other comprehensive income from
  unrealized gains on securities, net of tax    317        432        220
                                           --------   --------   --------
   Total stockholders' equity..............  24,772     24,425     23,021
   Total liabilities and stockholders'
    equity.................................$257,482   $255,058   $240,255
                                           ========   ========   ========
See accompanying notes.              1

                       CODORUS VALLEY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                 Unaudited
                                                      Three months ended
                                                           March 31,
 (dollars in thousands, except per share data)         1998        1997
 Interest Income                                      ------      ------
 Interest and fees from loans                         $4,290      $3,803
  Interest from federal funds sold and interest
   bearing deposits with banks                           109          18
  Interest and dividends from securities:
   Taxable interest income                               526         756
   Tax-exempt interest income                             58          51
  Dividend income                                         15          15
                                                      ------      ------
   Total interest income.............................. 4,998       4,643
 Interest Expense
  NOW                                                     84          97
  Insured money fund                                     213         192
  Savings                                                113         117
  Time CD's less than $100,000                         1,541       1,445
  Time CD's $100,000 and above                           295         214
                                                      ------      ------
   Total interest expense on deposits                  2,246       2,065
 Interest expense on short-term borrowings and
  federal funds purchased                                  0           3
 Interest expense on long-term borrowings                 47          58
                                                      ------      ------
    Total interest expense............................ 2,293       2,126
                                                      ------      ------
   Net interest income................................ 2,705       2,517
 Provision for Loan Losses                                75          67
                                                      ------      ------
   Net interest income after provision for loan losses 2,630       2,450
 Non-interest Income
  Trust and investment services fees                     133         107
  Service charges on deposit accounts                    108         101
  Other service charges and fees                          67          73
  Gain on sales of securities                            122           0
                                                      ------      ------
   Total non-interest income                             430         281
 Non-interest Expense
  Salaries and benefits                                  982         918
  Occupancy of premises                                  207         110
  Furniture and equipment                                233         191
  Postage, stationery and supplies                        89         103
  Professional and legal                                  48          36
  Marketing and advertising                              115          69
  Acquired real estate, net                               19          (9)
  Other                                                  350         381
                                                      ------      ------
   Total non-interest expense                          2,043       1,799
   Income before income taxes                          1,017         932
 Provision for Income Taxes                              336         292
                                                      ------      ------
  Net income..........................................$  681      $  640
                                                      ======      ======
  Net income per share, basic and diluted..............$0.29       $0.28
                                                       =====       =====
 See accompanying notes.             2

                       CODORUS VALLEY BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Unaudited
                                                        Three months ended
                                                             March 31,
                                                          1998       1997
                                                         -------   -------
Cash Flows From Operating Activities:                (dollars in thousands)
 Net Income                                              $   681   $   640
Adjustments to reconcile net income
  to net cash provided by operations:
   Depreciation                                              205       139
   Provision for loan losses                                  75        67
   Provision for losses on assets acquired in foreclosure     22         0
   Gain on sales of assets acquired in foreclosure            (6)        0
   Gain on sales of securities                              (122)        0
   Decrease (increase) in interest receivable                 81       (49)
   (Increase) decrease in other assets                       (39)       72
   Increase in interest payable                               85       100
   (Decrease) increase in other liabilities                  (88)      175
   Other, net                                                (35)       23
                                                         -------   -------
    Net cash provided by operating activities.............   859     1,167

Cash Flows From Investing Activities:
 Proceeds from sales of securities available for sale      7,503       219
 Proceeds from maturities and calls of securities
   available for sale                                      3,500     3,699
 Purchase of securities available for sale               (12,583)   (1,231)
 Net decrease (increase) in loans made to customers          831    (4,840)
 Proceeds from loan sales                                     78       225
 Purchases of premises and equipment                         (56)   (1,595)
 Proceeds from sale of assets acquired in foreclosure        168        23
                                                         -------   -------
   Net cash used in investing activities................    (559)   (3,500)

Cash Flows From Financing Activities:
 Net increase in demand and savings deposits               3,117       542
 Net (decrease) increase in time deposits                   (981)    2,829
 Net (decrease) in short-term borrowings and
   federal funds purchased                                     0    (4,000)
 Net (decrease) increase in long-term borrowings             (56)    2,965
 Dividends paid                                             (219)     (199)
                                                         -------   -------
    Net cash provided by financing activities............  1,861     2,137
                                                         -------   -------

    Net increase (decrease) in cash and cash equivalents.  2,161      (196)
    Cash and cash equivalents at beginning of year....... 13,194     7,649
                                                         -------   -------
    Cash and cash equivalents at March 31,...............$15,355   $ 7,453
                                                         =======   =======
Supplemental Disclosures:
 Interest payments                                        $2,161    $1,965
 Income tax payments                                          $0        $0

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

   These statements should be read in conjunction with notes to the audited financial statements contained in the 1997 Annual Report to Stockholders.

   The consolidated financial statements include the accounts of Codorus Valley Bancorp, Inc. and its wholly owned bank subsidiary, PeoplesBank, and its wholly owned nonbank subsidiary, SYC Realty Company, Inc. All significant intercompany account balances and transactions have been eliminated in consolidation.

   No shares of common stock are reserved for issuance in the event of conversions or the exercise of warrants, options or other rights, except for 115,762 shares for the Corporation's Dividend Reinvestment and Stock Purchase Plan, 72,630 shares for the 1996 Stock Incentive Plan, and those shares reserved for the Shareholders' Rights Plan.

   The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2-Summary of Significant Accounting Policies

   Allowance for Loan Losses - Management considers the allowance for loan losses (reserve) to be adequate at this time.

   Loans Held for Sale - Loans held for sale are reported at the lower of cost or market value. The amount by which cost exceeds market value, if any, is accounted for as a valuation allowance and is charged to expense in the period of the change. At March 31, 1998, the market value of loans held for sale was approximately $3,139,000.

   Per Share Computations - All per share computations include the retroactive effect of stock dividends. The weighted average number of shares of common stock outstanding used was approximately 2,304,244 for the three month periods ended March 31, 1998 and 1997.

   Reclassifications - Certain reclassifications have been made to the 1997 consolidated financial statements to conform with the 1998 presentation.

   Comprehensive Income - As of January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement No. 130 requires unrealized gains or losses on available for sale securities, to be included in other comprehensive income. During the first quarter of 1998, total comprehensive income was $566,000, compared to $514,000 for the same period of 1997.

                       CODORUS VALLEY BANCORP, INC.

Note 3-Current Accounting Developments

   In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which supersedes APB Opinion No.
   15. Statement No. 128, effective for financial statements issued after December 15, 1997, simplifies the computation of earnings per share
   (EPS) by replacing the presentation of primary EPS with a presentation of basic EPS. Under this Statement the dilutive effect of stock options will be excluded when calculating basic EPS. Statement No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Adoption of Statement No. 128 did not have a material impact on the EPS calculations of the Corporation.

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes net income plus all other non-owner changes in equity currently excluded from net income. These other non-owner changes in equity currently include transactions specified in SFAS No. 52, "Foreign Currency Translation", SFAS No. 80, "Accounting for Futures Contracts", SFAS No. 87, "Employers' Accounting for Pensions", and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Statement No. 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. Management has adopted this Statement and disclosed the impact of adoption in Note 2 to the financial statements included in this filing.

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 establishes standards for the reporting of financial information from the operating segments in annual and interim financial statements. This Statement requires that financial information be reported on the basis that it is reported internally for evaluating segment performance and deciding how to allocate resources to segments. Because this Statement addresses how supplemental financial information is disclosed in annual and interim reports, the adoption will have no material impact on the financial statements. Statement No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997 with early adoption encouraged.

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

                                    March     December      March
                                     31,         31,         31,
   (dollars in thousands)           1998        1997        1997
                                   ------      ------      ------
    Impaired loans                 $2,969      $2,842      $1,803

    Amount of impaired loans that
      have a related allowance     $2,969      $2,842      $1,803
    Amount of impaired loans with
      no related allowance             $0          $0          $0

    Allowance for impaired loans     $522        $500        $204

                                          For the three month period ended
                                                     March 31,
                                                  1998        1997
                                                 ------      ------
    Average investment in impaired loans         $2,843      $1,930
    Interest income recognized on
      impaired loans (all cash-basis method)        $11          $4


 Note 5-Analysis of Allowance for Loan Losses

   Changes in the allowance for loan losses for the nine month period ended March 31, were as follows:

     (dollars in thousands)                      1998     1997
                                                ------   ------
    Balance-January 1,                          $2,098   $2,110
    Provision charged to operating expense          75       67
    Loans charged off                              (15)    (226)
    Recoveries                                       0       21
                                                ------   ------
    Balance-March 31,                           $2,158   $1,972
                                                ======   ======

                       CODORUS VALLEY BANCORP, INC.


Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Codorus Valley Bancorp, Inc., a bank holding company (the Corporation), and its wholly-owned subsidiary, PeoplesBank, A Codorus Valley Company (the Bank). The Corporation's consolidated financial condition and results of operations consist almost entirely of the Bank's financial condition and results of operations. Current performance does not guarantee, assure, or may not be indicative of similar performance in the future.

In addition to historical information, this 10-Q Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; business conditions in the financial services industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors; and price pressures. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Corporation files periodically with the Securities and Exchange Commission.


Three months ended March 31, 1998
compared to three months ended March 31, 1997


INCOME STATEMENT ANALYSIS

Overview

Net income for the current three month period was $681,000, or $0.29 per share, compared to $640,000, or $0.28 per share, for the same period in 1997. All per share amounts were adjusted to reflect stock dividends, including the 5 percent stock dividend declared April 14, 1998, described in the Stockholders' Equity section of this report. Net income was up from the first quarter of last year, due primarily to an increase in interest and fees from loans which was attributable to a larger volume of loans. Gains from the sale of investment securities also contributed to the increase in net income.

                       CODORUS VALLEY BANCORP, INC.


At March 31, 1998, total assets were approximately $257 million, an increase of $17 million or 7.2 percent greater than March 31, 1997. Book value per share, as adjusted for stock dividends, was $10.75 on March 31, 1998, compared to $9.99 on March 31, 1997. At March 31, 1998, the Corporation's capital remained sound, and the Bank's capital ratios exceeded the federal regulatory minimums for well capitalized commercial banks.

For the three month period (annualized) of 1998, the return on average assets was 1.07 percent compared to 1.08 percent for the first quarter of 1997. For the same periods, the return on average equity was 10.9 percent for 1998 compared to 11.0 percent for 1997.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, is provided below.

Net interest income

Net interest income for the current three month period was $2,705,000, an increase of $188,000 or 7.5 percent more than the same period in 1997. The increase in net interest income was a result of a larger volume of earning assets, principally commercial loans. Total commercial loans averaged $130 million for the current period reflecting a $22 million or 20.7 percent increase above 1997. Loan growth was funded primarily by deposit growth, principally time deposits, and proceeds from matured or called investment securities. The net yield on average earning assets, annualized and on a taxable equivalent basis, was approximately 4.73 percent for the current three month period compared to 4.65 percent for the same period in 1997.

Provision for loan losses

The provision expense for possible loan losses was $75,000 for the current three month period which was necessary to support a larger portfolio of loans. Comparatively, for the same period in 1997, the provision expense was $67,000 which supported loan growth and a higher level of net loan charge-offs.

Noninterest income

Total noninterest income for the current three month period was $430,000, up $149,000 or 53% above the same period in 1997. The $149,000 increase in noninterest income was due primarily to the periodic recognition of net gains from asset sales. In January 1998, the Bank sold $6.5 million of its investment securities and recognized a pretax gain of $122,000 from the sale. A $26,000 or 24 percent increase in trust and investment services fees also contributed to the increase in noninterest income. The recent historical growth rate, as adjusted for gains from periodic asset sales, for noninterest income is expected to be sustained in the period ahead based on normal business growth.

                       CODORUS VALLEY BANCORP, INC.


Noninterest expense

Total noninterest expense for the current three month period was $2,043,000, an increase of $244,000 or 13.6 percent more than the same period in 1997. The $244,000 increase in noninterest expense primarily reflects the implementation of strategic initiatives in 1997 to expand, staff, and equip the organization. These long-term investments were made to position the Corporation for future expansion and to increase its service capabilities.

The implementation of strategic initiatives resulted in increases within the following expense categories: salaries and benefits, up $64,000; occupancy, up $97,000; furniture and equipment, up $42,000; and marketing and advertising, up $46,000. The increase in salaries and benefits was primarily attributable to planned staff additions necessary to support business growth, merit raises and higher replacement costs. The increase in occupancy expense reflects increased depreciation, maintenance and property tax expenses associated with a branch office addition in April 1997, and construction of the Codorus Valley Corporate Center ("Corporate Center") which was operational in August 1997. The increase in furniture and equipment expense reflects increased depreciation and maintenance costs from increased investment in computer equipment and systems in 1997. Current period furniture depreciation expense increased as a result of furnishing the Corporate Center. The increase in marketing and advertising expense for the current period was attributable to initial implementation costs for a sales and product training program as described below. The other operating expense category declined slightly in the current period due in part to a higher than normal charitable donation expense in the prior period. Noninterest expense is expected to increase in the period ahead due to past and planned capital investments, in accordance with the Corporation's long range strategic plan, sales training, and normal business growth.

Sales and product training

In January 1998, the Bank began implementing a sales and product training program under the direction of Financial Selling Systems, a national sales training and consulting firm. The program is focused on the retail banking staff and its objectives are twofold. First, to expedite the transformation of the Bank to a customer-focused corporate culture, based upon superior sales and service. Second, to increase sales through improved selling skills, product knowledge, confidence and sales incentives. This comprehensive retail training program is expected to take approximately two years to complete at an estimated cost of $175,000. Through March 31, 1998, the Bank incurred approximately $63,000 for this program.

Year 2000 compliance

The Year 2000 issue poses significant risks for all businesses, households and governments. The risk is that on January 1, 2000, date sensitive systems using two digits to represent the year may not be able to distinguish between

                       CODORUS VALLEY BANCORP, INC.


the Year 2000 and the Year 1900. The date problem could result in system failures and miscalculations causing disruptions in normal business and governmental operations. The problem has broad implications far beyond familiar computer systems and could adversely impact security systems, telephone systems, climate control systems, elevators, automobiles and other date sensitive systems. Unfortunately, there is no universal solution for this problem and resolution of the Year 2000 issue may be both labor intensive and costly for some companies.

Resolving the Year 2000 issue is one of the Corporation's highest priorities. In 1997, a project team was formed to address the Year 2000 issue. Based on an internal assessment of the Corporation's systems and software, the project team determined that some existing systems and software must be remediated or replaced prior to the millennium. The replacement date for an aged item processing system, which is not Year 2000 compliant, has been advanced to 1998, a year earlier than planned replacement. A preliminary cost estimate to replace this mission critical system is approximately $300,000 which produces an annual after-tax depreciation expense of $40,000 based on a five year expected useful life. Generally, other than as discussed above the cost of replacing systems and software which are not Year 2000 compliant is not expected to be material.

The Corporation has initiated communications with its major vendors to determine the extent to which these third parties will be Year 2000 compliant. To date, responses have been positive; however, there are no guaranties that the systems and software of other companies on which the Corporation relies will be Year 2000 compliant. As a precaution the Corporation will test and develop contingency plans for mission critical systems.

Finally, the Bank has communicated with its large commercial borrowers. These borrowers pose a credit risk to the Bank if they are not Year 2000 compliant, and their businesses are disrupted. Responses from large commercial borrowers are being evaluated presently.

In accordance with regulatory mandate, the Corporation's goal is to be substantially Year 2000 compliant by year end 1998. However, uncertainties remain about whether or not the Corporation's third party vendors and large commercial borrowers will be Year 2000 compliant. Accordingly, the financial impact of the Year 2000 issue on the Corporation's assets, earnings and liquidity cannot be determined at this time.

Insurance sales

During 1997, Pennsylvania enacted a law to permit State chartered banking institutions to sell insurance. This followed the U.S. Supreme Court decision in favor of nationwide insurance sales by banks and barring states from blocking insurance sales by national banks in towns with populations of no

                       CODORUS VALLEY BANCORP, INC.


more than 5,000. The Bank is currently evaluating its options regarding the sale of insurance.

Income taxes

The provision for federal income taxes was $336,000 for the current period, up $44,000 or 15 percent above 1997 due primarily to a greater level of pretax income.


BALANCE SHEET REVIEW


Investment securities

During the current period total investment securities averaged (amortized cost) approximately $38 million, down $16.6 million or 30 percent below 1997. The portfolio decline was a result of proceeds from scheduled maturities and periodic calls being used to fund loan demand during 1997, and a bond sale in 1998. In January 1998, the Bank sold approximately $6.5 million bonds to take advantage of attractive market prices and to realize a portion of the relatively high level of unrealized portfolio holding gains. The bond sale generated a pretax gain of approximately $122,000.

Loans

During the current period total performing loans, including held-for-sale loans, averaged approximately $189 million, an increase of $22 million or
13.2 percent more than 1997. The increase was due primarily to growth in commercial loans, principally within the fixed rate commercial loan portfolio.

During the current period the Bank reclassified approximately $3.1 million in residential fixed rate mortgage loans to a held-for-sale category.


FUNDING


Deposits

Deposit growth is a traditional source of funding for loans and investment securities. For the current quarter, average deposits were approximately $225 million, more than $16 million or 7.7 percent more than 1997. Most of the increase in total deposits was due to growth in time deposits and demand deposits which was attributable in part to the addition of a full service banking office in April 1997. The growth in time deposits, principally one-time adjustable rate CD's, was also a result of pricing.

                       CODORUS VALLEY BANCORP, INC.


It is probable that competitive pressures, particularly the stock and mutual funds markets, will continue to constrain deposit growth for commercial banks in the period ahead.

Short-Term and Long-Term Borrowings

To meet day-to-day funding needs the Bank may borrow from larger correspondent banks, in the form of federal funds purchased. The Bank also utilizes available credit through the Federal Home Loan Bank of Pittsburgh (FHLBP). The rate is established daily based on prevailing market conditions for overnight funds.

The Bank's maximum borrowing capacity, as established quarterly by the FHLBP, was approximately $58.4 million, at December, 31, 1997, the most recent available date. At March 31, 1998, the Bank had $2.7 million outstanding on its account with the FHLBP in the form of long term fixed rate debt.

Stockholders' Equity

Stockholders' equity, or capital, is a source of funds which enables the Corporation to maintain asset growth and to absorb losses. Total stockholders' equity was $24,772,000 at March 31, 1998, up $1,751,000 or 7.6
percent above March 31, 1997. The increase in total equity in the current period was primarily attributable to earnings retention from profitable operations. Book value per share was $10.75 on March 31, 1998, compared to $9.99 on March 31, 1997. Per share amounts for both periods were adjusted for stock dividends, including the 5 percent stock dividend declared April 14, 1998.

On December 9, 1997, the Board of Directors declared a two-for-one stock split effected in the form of a 100 percent stock dividend payable January 26, 1998, to shareholders of record December 23, 1997.

On April 14, 1998, the Board declared a regular quarterly cash dividend of ten cents ($.10) per share, payable on or before May 12, 1998, to shareholders of record April 28, 1998.

Also on April 14, 1998, the Board declared a 5 percent stock dividend, payable on or before June 11, 1998, to shareholders of record April 28, 1998. Comparatively, a 5 percent stock dividend was paid in June 1997. The stock dividend is another method of enhancing shareholder value.

The weighted average number of shares of common stock outstanding, adjusted for stock dividends, was approximately 2,304,244 for the three month periods ended March 31, 1998 and 1997.

The level of capital for the Corporation and Bank remained sound for both periods. The Bank exceeded all minimum regulatory requirements for well capitalized commercial banks as established by the FDIC, its primary federal

                       CODORUS VALLEY BANCORP, INC.


regulator. The FDIC's minimum standards for a well capitalized institution are as follows: Tier I risk-based capital, 6 percent; Tier II risk-based capital, 10 percent; and Leverage ratio, 5 percent. At the state level, the Pennsylvania Department of Banking uses a Leverage ratio guideline of 6 percent. The table below depicts the capital ratios for the Corporation and Bank for the periods ended March 31, 1998 and 1997. The decline in Corporation's consolidated risk-based capital ratios was primarily attributable to a change in the mix of assets, ie., loans and fixed assets which have a higher risk weighting increased relative to lower risk weighted investment securities which decreased. The decline in the Bank's capital ratios also reflected the change in the asset mix, and a reduction in equity. The Bank's equity declined due to dividends it paid to the Corporation to pay for construction of the Corporate Center.

Ratios                           Corporation            Bank
                               3/31/98  3/31/97    3/31/98  3/31/97
Tier I risk-based capital       12.6     13.5        10.2    12.1
Tier II risk-based capital      13.7     14.6        11.3    13.3
Leverage                         9.7      9.6         7.7     8.6

Capital investments made in 1997 and 1996, as described in previous SEC filings, and future investment will impact current and future earnings and capital growth. Possible future investments could include expansion of the branch office franchise, purchase of technological system solutions and acquisition of other financial services companies. Management and the Board of Directors believe that capital investments, guided by a long range strategic plan, are necessary to develop an infrastructure to grow market share and net income over the long-term, and are important components of the overall strategy of enhancing long-term shareholder value.


RISK MANAGEMENT

Nonperforming assets

A summary of nonperforming assets and past due loans, and related ratios, is provided in Table 1 incorporated herein. An explanation of changes within each classification for March 31, 1998, compared to March 31, 1997, is provided below.

The major component of nonperforming assets is impaired loans. For all reporting periods, impaired loans were principally comprised of collateral dependent commercial loans and residential mortgage loans classified as nonaccrual. Accordingly, the Corporation uses the cash basis method to recognize interest income on loans that are impaired. On March 31, 1998, the impaired loan portfolio was $2,969,000, up $1,166,000 or 65 percent above March 31, 1997. Impaired loans increased primarily as a result of a $1,043,000 commercial loan account addition in September 1997. This single account, which management believes is well collaterized by real estate,

                       CODORUS VALLEY BANCORP, INC.


represented 35 percent of the impaired loan portfolio at March 31, 1998. At March 31, 1998, the impaired loan portfolio was comprised of eighteen unrelated accounts, primarily commercial loan relationships, ranging in size from $25,000 to $1,043,000. These loan relationships vary by industry and are generally collateralized with real estate assets. A loss reserve, which is evaluated quarterly, has been established for accounts that appear to be under-collateralized. Efforts to modify contractual terms for individual accounts, based on prevailing market conditions, or liquidate collateral assets, are proceeding as quickly as potential buyers can be located and legal constraints permit.

Assets acquired in foreclosure, net of reserve, were $196,000 for March 31, 1998, down $521,000 or 73 percent below March 31, 1997. The decline in assets acquired was primarily attributable to asset sales. At March 31, 1998, the assets acquired portfolio consisted primarily of improved real estate from three unrelated accounts. Generally Accepted Accounting Principles require that assets taken in satisfaction of debt be accounted for on an individual asset basis, at the lower of (a) fair value minus estimated costs to sell or
(b) cost. A loss reserve, which is evaluated quarterly, has been established for assets whose estimated market value, less selling expenses, is below their financial carrying costs. At March 31, 1998, the reserve for assets acquired was $15,000. For the first three months of 1998 a $22,000 loss provision was recorded to reflect a decline in fair value. Comparatively, no loss provision was deemed necessary for the first quarter of 1997. Efforts to liquidate assets acquired are proceeding as quickly as potential buyers can be located and legal constraints permit.

At March 31, 1998, loans past due 90 days or more and still accruing interest totalled $162,000, representing a $573,000 or 78 percent decline from March 31, 1997. Generally, loans in the past due category are well collateralized and in the process of collection. The current level of past due loans is closely monitored and believed to be within a manageable range.

At March 31, 1998, there were no potential problem loans, as defined by the Securities and Exchange Commission, identified by management. However, management was monitoring loans of approximately $14 million for which the ability of the borrower to comply with present repayment terms was uncertain. These loans were not included in the Table 1 disclosure. They are monitored closely, and management presently believes that the allowance for loan losses is adequate to cover anticipated losses that may be attributable to these loans. Comparatively, management was monitoring loans of approximately $7.6 million on March 31, 1997.

Allowance for loan losses

Table 2, Analysis of Allowance for Loan Losses (the "allowance"), incorporated herein, depicts a $2,158,000 allowance (reserve) at March 31, 1998, which is $186,000 or 9.4 percent more than the allowance on March 31, 1997. The increase in the allowance was necessary to support loan growth and

                       CODORUS VALLEY BANCORP, INC.


a greater volume of impaired loans. The allowance as a percentage of total loans was 1.13 percent at March 31, 1998, compared to 1.15 percent at March 31, 1997. The provision expense for the current period was $75,000 which supported loan growth. Comparatively, the provision expense for the prior period was $67,000 which supported loan growth and net charge-offs. Net charge-offs as of March 31, 1998, were $15,000 compared to $205,000 as of March 31, 1997. The higher level of net charge-offs in the prior period was attributable to a $172,000 charge-off for a single commercial loan borrower whose accounts were deemed uncollectible.

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

Liquidity

Liquidity is deemed adequate. Primary funding sources include maturing investment securities, anticipated deposit growth, and the ability to borrow from the Federal Home Loan Bank of Pittsburgh.

The loan-to-deposit ratio was approximately 82.0 percent at March 31, 1998, compared to 80.4 percent at March 31, 1997. The ratio for both periods was within current policy guidelines.

Market risk management

In the normal course of conducting business activities the Corporation is exposed to market risk, principally interest rate risk, through the operations of its banking subsidiary. Interest rate risk arises from market driven fluctuations in interest rates which may affect cash flows, income, expense and values of financial instruments. Interest rate risk is managed by an Asset-Liability Management Committee comprised of members of senior management and an outside director. No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided in the SEC Form 10-K for period ended December 31, 1997.

Other risks

Periodically, various types of federal and state legislation is proposed that could result in additional regulation of, or restrictions on, the business of the Corporation and its subsidiaries. It cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of the Corporation and its subsidiaries.

Further, the business of the Corporation is also affected by the state of the financial services industry in general. As a result of legal and industry

                       CODORUS VALLEY BANCORP, INC.


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

Except as disclosed herein, the Corporation is not currently aware of any other trends, events or uncertainties which may materially and adversely affect capital, results of operations or liquidity.

                       CODORUS VALLEY BANCORP, INC.

Table 1 - Nonperforming Assets and Past Due Loans

                                    March 31,  December 31,    March 31,
(dollars in thousands)                 1998        1997         1997
                                      ------      ------       ------
Impaired loans (1)                    $2,969      $2,842       $1,803
Assets acquired in foreclosure (2)       196         380          717
                                      ------      ------       ------
  Total nonperforming assets          $3,165      $3,222       $2,520
                                      ======      ======       ======
Loans past due 90 days or more
 and still accruing interest            $162        $107         $735

Ratios:

Impaired loans as a % of
 total period-end loans                1.56%        1.49%         1.05%

Nonperforming assets as a % of
 total period-end loans and net
 assets acquired in foreclosure        1.66%        1.68%         1.47%

Nonperforming assets as a % of
 total period-end stockholders'
 equity                               12.78%       13.19%        10.95%

Allowance for loan losses as a
 multiple of impaired loans             .7x           .7x          1.1x

Interest not recognized on impaired
loans at period-end: (3)

Contractual interest due               $365         $398          $246
Interest revenue recognized              11          103             4
                                       ----         ----          ----
Interest not recognized in operations  $354         $295          $242
                                       ====         ====          ====
(1) Comprised solely of nonaccrual loans.
(2) Net of related allowance(reserve).
(3) This table includes interest not recognized on loans which were classified as impaired at period-end. While every effort is being made to collect this interest revenue, it is probable a portion will never be recovered.

                       CODORUS VALLEY BANCORP, INC.

Table 2-Analysis of Allowance for Loan Losses


 (dollars in thousands)                          1998     1997
                                                ------   ------
 Balance-January 1,                             $2,098   $2,110

 Provision charged to operating expense             75       67

 Loans charged off:
   Commercial                                       15      183
   Real estate-mortgage                              0        0
   Consumer                                          0       43
                                                ------   ------
     Total loans charged off                        15      226

 Recoveries:
   Commercial                                        0       21
   Real estate-mortgage                              0        0
   Consumer                                          0        0
                                                ------   ------
     Total recoveries                                0       21
                                                ------   ------
     Net charge-offs                                15      205

 Balance-March 31,                              $2,158   $1,972
                                                ======   ======
 Ratios:

 Net charge-offs (annualized) to average
   total loans                                   0.03%     0.49%
 Allowance for loan losses to total loans
   at period-end                                 1.13%     1.15%
 Allowance for loan losses to impaired loans
   and loans past due 90 days or more            68.9%     77.7%



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred in the market risk strategy as discussed in the Form 10-K for the period ended December 31, 1997. (SEC file number 000-15536, Exhibit 13, pages 49 through 52.)

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

Item 2. Changes in securities and use of proceeds - nothing to report.

Item 3. Defaults by the company on its senior securities - nothing to report.

Item 4. Results of votes of security holders - nothing to report.

Item 5. Other information - nothing to report.

Item 6. Exhibits and reports on Form 8-K

        (a) Exhibits-The following exhibit is being filed as part of this
            Report: (see also Item 6(b))

              Exhibit No.                 Description
                 27           Financial Data Schedule as of March 31, 1998.

        (b) Reports on Form 8-K-

  The Corporation filed a Form 8-K, via EDGAR, dated March 13, 1998. It contained a comprehensive electronic filing of four exhibits as follows:

Exhibit 10.1: Amendment to the Employment Agreement by and among PeoplesBank, A Codorus Valley Company, Codorus Valley Bancorp, Inc. and Larry J. Miller dated October 1, 1997, including Executive Employment Agreement dated January 1, 1993 between Codorus Valley Bancorp, Inc., Peoples Bank of Glen Rock and Larry J. Miller.
Exhibit 10.2: Change of Control Agreement between PeoplesBank, A Codorus Valley Company, Codorus Valley Bancorp, Inc. and Jann A. Weaver, dated October 1, 1997.
Exhibit 10.3: Change of Control Agreement between PeoplesBank, A Codorus Valley Company, Codorus Valley Bancorp, Inc. and Bruce A. Lamborne, dated October 1, 1997.
Exhibit 10.4: Change of Control Agreement between PeoplesBank, A Codorus Valley Company, Codorus Valley Bancorp, Inc. and Harry R. Swift, dated October 1, 1997.

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


                                  Codorus Valley Bancorp, Inc.
                                        (Registrant)



May 5, 1998                       By /s/ Larry J. Miller
Date                                  Larry J. Miller,
                                      President & CEO
                                      (principal executive officer)

May 5, 1998                       By /s/ Jann A. Weaver
Date                                  Jann A. Weaver,
                                      Assistant Treasurer &
                                      Assistant Secretary
                                      (principal financial and
                                        accounting officer)