Form 10-Q
period 1998-06-30
CODORUS VALLEY BANCORP INC
filed 1998-08-03
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q
(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1998
                                        OR
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
          PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes    No
              APPLICABLE ONLY TO CORPORATE ISSUERS
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 2,303,987 shares of $2.50 (par value) common stock were outstanding as of 7-28-98 .

                  CODORUS VALLEY BANCORP, INC.
                            10Q INDEX


                                                             Page
                                                               #

PART I  - FINANCIAL INFORMATION:

Item 1. Financial Statements
          Consolidated Statements of Financial Condition...    1
          Consolidated Statements of Income................    2
          Consolidated Statements of Cash Flows............    3
          Notes to Consolidated Financial Statements.......    4

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............    7

Item 3. Quantitative  and Qualitative  Disclosures About
          Market Risk......................................   19


PART II - OTHER INFORMATION

Item 1. through Item 6.....................................   20

SIGNATURES.................................................   22

EXHIBIT 27, Financial Data Schedule........................   23

PART I - FINANCIAL INFORMATION:  Item 1.  Financial Statements

                       CODORUS VALLEY BANCORP, INC.
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 Unaudited
                                           June 30, December 31,  June 30,
(dollars in thousands)                       1998       1997       1997
Assets                                    ---------  ---------  ---------
 Cash and due from banks
  Interest bearing deposits with banks     $    119   $    123   $    126
  Non-interest bearing deposits and cash      7,861      7,721      7,936
 Federal funds sold                           4,998      5,350        400
 Loans held for sale                              0          0      4,018
 Securities available for sale               48,950     40,303     49,712
 Loans                                      186,444    191,342    181,583
 Less-allowance for loan losses              (1,922)    (2,098)    (2,063)
                                           --------   --------   --------
   Total net loans                          184,522    189,244    179,520
 Premises and equipment                       9,578      9,797      8,774
 Interest receivable                          1,560      1,538      1,628
 Other assets                                 1,918        982      1,716
                                           --------   --------   --------
   Total assets............................$259,506   $255,058   $253,830
                                           ========   ========   ========
Liabilities
 Deposits
  Non-interest bearing demand              $ 23,528   $ 21,152   $ 16,983
  NOW                                        23,194     22,041     21,113
  Insured money fund and money market        31,839     28,901     30,665
  Savings                                    21,419     19,992     21,712
  Time CD's less than $100,000              110,757    112,874    110,203
  Time CD's $100,000 and above               19,889     21,303     16,932
                                           --------   --------   --------
   Total deposits                           230,626    226,263    217,608
 Short-term borrowings                            0          0      8,542
 Long-term borrowings                         2,688      2,802      2,911
 Interest payable                               793        820        752
 Other liabilities                              307        748        484
                                           --------   --------   --------
   Total liabilities....................... 234,414    230,633    230,297
Stockholders' Equity
 Series preferred stock, par value $2.50
  per share; 1,000,000 shares authorized;
  0 shares issued and outstanding                 0          0          0
 Common stock, par value $2.50 per share;
  10,000,000 shares authorized; 2,303,987 shares
  shares issued at 6/30/98; 1,097,259 at
  12/31/97 and 6/30/97                        5,760      2,743      2,743
Common stock distributable, par value $2.50
  per share; 1,097,259 shares payable             0      2,743          0
 Additional paid-in capital                  10,279      8,063      8,063
 Retained earnings                            8,786     10,444     12,355
 Accumulated other comprehensive income from
  unrealized gains on securities, net of tax    267        432        372
                                           --------   --------   --------
   Total stockholders' equity..............  25,092     24,425     23,533
   Total liabilities and stockholders'
    equity.................................$259,506   $255,058   $253,830
                                           ========   ========   ========
See accompanying notes.              1
                       CODORUS VALLEY BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                 Unaudited

                                                     Three months ended   Six months ended
                                                           June 30,            June 30,
(dollars in thousands, except per share data)           1998      1997      1998      1997
                                                      ------    ------    ------    ------
 Interest Income
 Interest and fees from loans                         $4,269    $4,001    $8,559    $7,804
  Interest from federal funds sold and interest
   bearing deposits with banks                           118        23       227        41
  Interest and dividends from securities:
   Taxable interest income                               598       707     1,124     1,463
   Tax-exempt interest income                             74        52       132       103
   Dividend income                                        14        14        29        29
                                                      ------    ------    ------    ------
   Total interest income.............................. 5,073     4,797    10,071     9,440
 Interest Expense
  NOW                                                     87        93       171       190
  Insured money fund                                     238       217       451       409
  Savings                                                119       120       232       237
  Time CD's less than $100,000                         1,541     1,527     3,082     2,972
  Time CD's $100,000 and above                           280       230       575       444
                                                      ------    ------    ------    ------
   Total interest expense on deposits                  2,265     2,187     4,511     4,252
 Interest expense on short-term borrowings and
  federal funds purchased                                  0        33         0        54
 Interest expense on long-term borrowings                 47        50        94        90
                                                      ------    ------    ------    ------
    Total interest expense............................ 2,312     2,270     4,605     4,396
                                                      ------    ------    ------    ------
   Net interest income................................ 2,761     2,527     5,466     5,044
 Provision for Loan Losses                               225        67       300       134
                                                      ------    ------    ------    ------
   Net interest income after provision for loan losses 2,536     2,460     5,166     4,910
 Non-interest Income
  Trust and investment services fees                     151        82       284       189
  Service charges on deposit accounts                    123       102       231       203
  Other service charges and fees                          82        51       149       124
  Gain on sale of loans                                  104         3       104         3
  Gain on sales of securities                              0         0       122         0
                                                      ------    ------    ------    ------
   Total non-interest income                             460       238       890       519
 Non-interest Expense
  Salaries and benefits                                1,007       949     1,989     1,867
  Occupancy of premises                                  195       115       402       225
  Furniture and equipment                                239       208       472       399
  Postage, stationery and supplies                       112       116       201       219
  Professional and legal                                  57        87       105       123
  Marketing and advertising                               84        92       199       161
  Acquired real estate, net                               12        21        31        12
  Other                                                  353       261       703       642
                                                      ------    ------    ------    ------
   Total non-interest expense                          2,059     1,849     4,102     3,648
   Income before income taxes                            937       849     1,954     1,781
 Provision for Income Taxes                              341       281       677       573
                                                      ------    ------    ------    ------
  Net income..........................................$  596    $  568    $1,277    $1,208
                                                      ======    ======    ======    ======
  Net income per share, basic and diluted..............$0.26     $0.25    $0.55      $0.52
                                                       =====     =====    ======     =====
 See accompanying notes.

                       CODORUS VALLEY BANCORP, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Unaudited
                                                          Six months ended
                                                              June 30,
                                                          1998       1997
                                                         -------   -------
Cash Flows From Operating Activities:                (dollars in thousands)
 Net Income                                              $ 1,277   $ 1,208
Adjustments to reconcile net income
  to net cash provided by operations:
   Depreciation                                              416       284
   Provision for loan losses                                 300       134
   Provision for losses on assets acquired in foreclosure     22         0
   Net loss (gain) on sales of assets acquired in foreclosure  1        (2)
   Gain on sales of loans                                   (104)       (3)
   Gain on sales of securities                              (122)        0
   (Increase) decrease in interest receivable                (22)       14
   Decrease (increase) in other assets                       128      (100)
   Decrease in interest payable                              (27)      (44)
   (Decrease) increase in other liabilities                 (441)      117
   Other, net                                                (82)       (3)
                                                         -------   -------
    Net cash provided by operating activities............. 1,346     1,605

Cash Flows From Investing Activities:
 Proceeds from sales of securities available for sale      8,360       219
 Proceeds from maturities and calls of securities
   available for sale                                      5,220     9,211
 Purchase of securities available for sale               (22,368)   (2,273)
 Net increase in loans made to customers                     (51)  (19,695)
 Proceeds from loan sales                                  3,384       545
 Purchases of premises and equipment                        (197)   (4,033)
 Proceeds from sale of assets acquired in foreclosure        286        39
                                                         -------   -------
   Net cash used in investing activities................  (5,366)  (15,987)

Cash Flows From Financing Activities:
 Net increase in demand and savings deposits               7,894     2,791
 Net (decrease) increase in time deposits                 (3,531)    5,357
 Net increase in short-term borrowings and
   federal funds purchased                                     0     4,542
 Net (decrease) increase in long-term borrowings            (114)    2,911
 Dividends paid                                             (439)     (397)
 Cash paid in lieu of fractional shares                       (6)       (9)
                                                         -------   -------
    Net cash provided by financing activities............  3,804    15,195
                                                         -------   -------
    Net (decrease) increase in cash and cash equivalents.   (216)      813
    Cash and cash equivalents at beginning of year....... 13,194     7,649
                                                         -------   -------
    Cash and cash equivalents at June 30,................$12,978    $8,462
                                                         =======   =======
Supplemental Disclosures:
 Interest payments                                        $4,538    $4,295
 Income tax payments                                        $662      $510
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

   No shares of common stock are reserved for issuance in the event of conversions or the exercise of warrants, options or other rights, except for 121,550 shares for the Corporation's Dividend Reinvestment and Stock Purchase Plan; 72,630 shares for the 1996 Stock Incentive Plan; 100,000 shares for the 1998 Independent Directors' Stock Option Plan; and those shares reserved for the Shareholders' Rights Plan.

   The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2-Summary of Significant Accounting Policies

   Loans Held for Sale - Loans held for sale are reported at the lower of cost or market value. The amount by which cost exceeds market value, if any, is accounted for as a valuation allowance and is charged to expense in the period of the change.

   Per Share Computations - All per share computations include the retroactive effect of stock dividends, including the two-for-one stock split effected in the form of a 100 percent stock dividend paid in January 1998, and the 5 percent stock dividend paid in June 1998. The weighted average number of shares of common stock outstanding used was approximately 2,303,987 for the six month periods ended June 30, 1998 and 1997.

   Reclassifications - Certain reclassifications have been made to the 1997 consolidated financial statements to conform with the 1998 presentation.

   Comprehensive Income - As of January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement No. 130 requires unrealized gains or losses on available for sale securities, to be included in other comprehensive income. Total comprehensive income was $546,000 for the quarter ended June 30, 1998, compared to $720,000 for the same period of 1997. Year to date total comprehensive income was $1,112,000 for 1998, compared to $1,234,000 for 1997.

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

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 establishes standards for the reporting of financial information from the operating segments in annual and interim financial statements. This Statement requires that financial information be reported on the basis that it is reported internally for evaluating segment performance and deciding how to allocate resources to segments. Because this Statement addresses how supplemental financial information is disclosed in annual and interim reports, the adoption will have no material impact on the financial statements. Statement No. 131 is effective for annual financial statements for fiscal years beginning after December 15, 1997, and interim comparative financial statements for fiscal years beginning after December 15, 1998, with early adoption encouraged.

                       CODORUS VALLEY BANCORP, INC.

Note 4-Impaired Loans

   The Corporation records impaired loans in accordance with Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure." For all reportable periods, impaired loans were comprised of collateral dependent commercial loans and residential mortgage loans classified as nonaccrual(cash basis). Additional information regarding impaired loans is provided in the schedule that follows.

                                    June      December      June
                                     30,         31,         30,
   (dollars in thousands)           1998        1997        1997
                                   ------      ------      ------
    Impaired loans                 $3,239      $2,842      $2,889

    Amount of impaired loans that
      have a related allowance     $3,239      $2,842      $2,889
    Amount of impaired loans with
      no related allowance             $0          $0          $0

    Allowance for impaired loans     $563        $500        $390

                                          For the six month period ended
                                                      June 30,
                                                  1998        1997
                                                 ------      ------
    Average investment in impaired loans         $2,650      $1,904
    Interest income recognized on
      impaired loans (all cash-basis method)        $46         $49


 Note 5-Analysis of Allowance for Loan Losses

   Changes in the allowance for loan losses for the six month period ended June 30, were as follows:

     (dollars in thousands)                      1998     1997
                                                ------   ------
    Balance-January 1,                          $2,098   $2,110
    Provision charged to operating expense         300      134
    Loans charged off                             (488)    (244)
    Recoveries                                      12       63
                                                ------   ------
    Balance-June 30,                            $1,922   $2,063
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

In addition to historical information, this 10-Q Report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; business conditions in the financial services industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive factors, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors; and price pressures. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. In addition, readers should carefully review the risk factors described in other documents the Corporation files periodically with the Securities and Exchange Commission.



Three months ended June 30, 1998
compared to three months ended June 30, 1997


INCOME STATEMENT ANALYSIS

Overview

Net income for the current three month period was $596,000, or $0.26 per share, compared to $568,000, or $0.25 per share, for the same period in 1997. All per share amounts were adjusted for stock dividends. The increase in current period net income was due primarily to an increase in interest income and fees from loans which was attributable to a larger average volume of loans. A $68,000 after-tax gain from the sale of a $3.1 million portfolio of mortgage loans also contributed to the increase in net income. An explanation of the factors and trends that caused changes between the two periods, by earnings category, is provided below.

                       CODORUS VALLEY BANCORP, INC.


Net interest income

Net interest income for the current three month period was $2,761,000, an increase of $234,000 or 9.3 percent more than the second quarter of 1997. The increase in net interest income was a result of a larger volume of earning assets which averaged $236 million for the second quarter of 1998 compared to $227 million for the second quarter of 1997. Growth in earning assets occurred primarily in the commercial loan and overnight investment portfolios.

In April 1998, the Bank sold approximately $3.1 million in residential fixed rate mortgage loans, classified as held-for-sale. The loan sale resulted in the recognition of a pretax gain as previously described with retention of loan servicing rights. Also in April 1998, the Bank recorded a significant loan servicing fee (prepayment penalty fee) of $60,000 from an early payoff of a large commercial loan.

During the current period the Bank introduced a money market deposit account called the Peoples Index Fund (PIF) which is only available to business, governmental and charitable organizations. The interest rate is subject to change weekly based on the 91 day treasury bill discount rate. The PIF permits six transfers per statement cycle, according to law, and requires a minimum balance of $50,000. At June 30, 1998, the balance in this account was approximately $2.5 million, representing transfers primarily from the Insured Money Fund deposit account which pays a lower rate of interest. A money market deposit vehicle was deemed necessary to meet competitive pressures, retain customers and attract new commercial business.

Provision for loan losses

The provision expense for possible loan losses was $225,000 for the current three month period compared to $67,000 for the second quarter of 1997. The increase in the loss provision was due to an increase in the level of loan charge-offs. The risk management section of this report provides more information about the loan loss allowance (reserve) and loan losses.

Noninterest income

Total noninterest income for the current three month period was $460,000, an increase of $222,000 or 93 percent more than the same period in 1997. The increase was due in part to a $69,000 or 84 percent increase in trust and investment services fees, which included the periodic recognition of estate fees. A $103,000 pretax gain from the sale of $3.1 million in residential mortgage loans, as described earlier in this report, also contributed to the increase in noninterest income.

Noninterest expense

Total noninterest expense for the current three month period was $2,059,000,

                       CODORUS VALLEY BANCORP, INC.


an increase of $210,000 or 11 percent more than the same period in 1997. The increase in noninterest expense primarily reflects the implementation of many long term strategic initiatives during 1997 and 1996 to enhance the corporate infrastructure, and normal business growth. Additional information about noninterest expense is provided in the six month analysis section of this report.

Income taxes

The provision for federal income taxes was $341,000 for the current period, an increase of $60,000 or 21 percent more than the second quarter of 1997 due primarily to a greater level of pretax income and a higher effective tax rate.


Six months ended June 30, 1998
compared to six months ended June 30, 1997


OVERVIEW

Net income for the current six month period was $1,277,000, or $0.55 per share, compared to $1,208,000, or $0.52 per share, for the same period in 1997. All per share amounts were adjusted to reflect stock dividends, including the two-for-one stock split effected in the form of a 100 percent stock dividend paid in January 1998, and the 5 percent stock dividend paid in June 1998. The increase in current period net income was due primarily to an increase in interest income and fees from loans which was attributable to a larger volume of loans. Gains from the sale of held-for-sale mortgage loans and available-for-sale investment securities also contributed to the increase in net income.

At June 30, 1998, total assets were approximately $260 million, an increase of $6 million or 2.2 percent greater than June 30, 1997. Book value per share, as adjusted for stock dividends, was $10.89 on June 30, 1998, compared to $10.21 on June 30, 1997. At June 30, 1998, management believes that the Corporation's capital remained sound, and the Bank's capital ratios exceeded the federal regulatory minimums for well capitalized commercial banks.

For the first six months of operations for 1998 and 1997 (annualized), the return on average assets was approximately 1.0 percent. For the same periods, the return on average equity was approximately 10.2 percent for 1998 compared to 10.3 percent for 1997.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, is provided below.

                       CODORUS VALLEY BANCORP, INC.


INCOME STATEMENT ANALYSIS

Net interest income

Net interest income for the current six month period was $5,466,000, an increase of $422,000 or 8.4 percent more than the same period in 1997. The increase in net interest income was a result of a larger volume of earning assets which averaged $235 million through June 1998 compared to $225 million for the same period in 1997. Growth in earning assets occurred primarily in the commercial loan and overnight investment portfolios. Funding for commercial loans and overnight investments was provided by deposit growth, proceeds from asset sales, and matured investment securities. The weighted average yield on earning assets was approximately 8.43 percent through June 1998 compared to 8.35 percent through June 1997. The weighted average cost of deposits was approximately 4.05 percent through June 1998 and June 1997.

Provision for loan losses

The provision expense for possible loan losses was $300,000 for the current six month period which was necessary to support a higher level of net loan charge-offs. Comparatively, for the same period in 1997, the provision expense was $134,000 which was necessary to support loan growth and net loan charge-offs.

Noninterest income

Total noninterest income for the current six month period was $890,000, an increase of $371,000 or 72 percent more than the same period in 1997. The $371,000 increase in noninterest income was due primarily to the periodic recognition of net gains from asset sales, trust and investment services fees, and normal business growth. In January 1998, the Bank sold $6.5 million of available-for-sale investment securities and recognized a pretax gain of $122,000 from the sale. In April 1998, the Bank sold a $3.1 million portfolio of held-for-sale fixed rate mortgage loans and recognized a pretax gain of $103,000 from the sale. Current period trust and investment services fees increased $95,000 or 50 percent more than the same period in 1997 due to asset appreciation, new business and estate fees. The recent historical growth rate for noninterest income, as adjusted for gains from periodic asset sales, is expected to be sustained in the period ahead based on normal business growth.

Noninterest expense

Total noninterest expense for the current six month period was $4,102,000, an increase of $454,000 or 12.4 percent more than the same period in 1997. The $454,000 increase in noninterest expense primarily reflects the implementation of strategic initiatives in 1997 to expand, staff, and equip the organization, as well as normal business growth. Long-term investments

                       CODORUS VALLEY BANCORP, INC.


were made to position the Corporation for future expansion and to increase its service capabilities.

The implementation of strategic initiatives resulted in increases within the following expense categories: salaries and benefits, up $122,000 or 7 percent; occupancy, up $177,000 or 79 percent; furniture and equipment, up $73,000 or 18 percent; and marketing and advertising, up $38,000 or 24 percent. The increase in salaries and benefits was primarily attributable to planned staff additions, merit raises and higher replacement costs. The increase in occupancy expense reflects increased depreciation, maintenance and property tax expenses associated with a branch office addition in April 1997, and construction of the Codorus Valley Corporate Center ("Corporate Center") which was operational in August 1997. The increase in furniture and equipment expense reflects increased depreciation and maintenance costs from increased investment in computer equipment and systems in 1997, and increased depreciation expense as a result of furnishing the Corporate Center. The increase in marketing and advertising expense for the current period was attributable to initial implementation costs for a sales and product training program as described below. The other operating expense category increased $80,000 or 12 percent due primarily to increases in problem loan carrying costs, capital stock taxes and telephone expense. Noninterest expense is expected to increase in the period ahead due to past and planned capital investments, in accordance with the Corporation's long range strategic plan, sales training, and normal business growth.

Sales and product training

In January 1998, the Bank began implementing a sales and product training program under the direction of Financial Selling Systems, a national sales training and consulting firm. The program is focused on the retail banking staff and has two primary objectives. First, to expedite the transformation of the Bank to a customer-focused corporate culture, based upon superior sales and service. Second, to increase sales through improved selling skills, increased product knowledge and confidence, and sales incentives. This comprehensive retail training program is expected to take approximately 30 months to complete at an estimated cost of $175,000. Through June 30, 1998, the Bank has incurred approximately $68,000 for this program.

Year 2000 compliance

The Year 2000 issue poses significant risks for all businesses, households and governments. The risk is that on January 1, 2000, date sensitive systems using two digits to represent the year may not be able to distinguish between the Year 2000 and the Year 1900. The date problem could result in system failures and miscalculations causing disruptions in normal business and governmental operations. The problem has broad implications far beyond familiar computer systems and could adversely impact security systems, telephone systems, climate control systems, elevators, automobiles and other date sensitive systems. Unfortunately, there is no universal solution for

                       CODORUS VALLEY BANCORP, INC.


this problem and resolution of the Year 2000 issue may be both labor intensive and costly for some companies.

Resolving the Year 2000 issue is one of the Corporation's highest priorities. In 1997, a project team was formed to address the Year 2000 issue. Based on an internal assessment of the Corporation's systems and software, the project team determined that some existing systems and software must be remediated or replaced prior to the millennium. The replacement date for an aged item processing system, which is not Year 2000 compliant, has been advanced to 1998, a year earlier than initially planned. A preliminary cost estimate to replace this mission critical system is approximately $300,000 which produces an annual after-tax depreciation expense of $40,000 based on a five year expected useful life. Generally, other than as discussed above, the cost of replacing systems and software which are not Year 2000 compliant is not expected to be material.

The Corporation has initiated communications with its major vendors to determine the extent to which these third parties will be Year 2000 compliant. To date, responses have been positive; however, there is no guarantee that the systems and software of other companies on which the Corporation relies will be Year 2000 compliant. As a precaution the Corporation will test and develop contingency plans for mission critical systems.

Finally, the Bank has communicated with its large commercial borrowers. These borrowers pose a credit risk to the Bank if they are not Year 2000 compliant, and their businesses are disrupted. Responses from large commercial borrowers are being evaluated.

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

Income taxes

The provision for federal income taxes was $677,000 for the current period, representing an increase of $104,000 or 18 percent above 1997 due primarily

                       CODORUS VALLEY BANCORP, INC.


to a greater level of pretax income and a higher effective tax rate.


BALANCE SHEET REVIEW

Investment securities

During the current period total investment securities averaged (amortized cost) approximately $40 million, down $11.5 million or 22 percent below 1997. The portfolio decline was a result of proceeds from scheduled maturities and periodic calls being used to fund loan demand during the latter half of 1997. Additionally, in January 1998, the Bank sold approximately $6.5 million of investment securities to take advantage of attractive market prices and realize a portion of the relatively high level of unrealized portfolio holding gains.

Loans

During the current period, total performing loans averaged approximately $186 million, an increase of $14 million or 8.5 percent above the average for the first six months of 1997. The increase was due primarily to commercial loan growth in the second half of 1997, principally within the fixed rate commercial loan portfolio. Consistent growth in home equity loans, due to competitive pricing, also contributed to the increase in total average performing loans.

It is probable that competitive pressures, particularly for commercial loans, will constrain loan growth for commercial banks in the period ahead. In spite of competitive pressures, the Bank is committed to maintain high underwriting standards.


FUNDING

Deposits

Deposit growth is a traditional source of funding for loans and investment securities. For the current six month period, total average deposits were approximately $225 million, an increase of $13 million or 6 percent more than 1997. Most of the increase in total deposits was due to growth in time deposits and demand deposits which was partly attributable to the addition of a full service banking office in April 1997. The growth in time deposits, principally one-time adjustable rate CD's, was also a result of pricing.

It is probable that competitive pressures, particularly the stock and mutual funds markets, will continue to constrain deposit growth for commercial banks in the period ahead.

                       CODORUS VALLEY BANCORP, INC.


Short-Term and Long-Term Borrowings

To meet short term funding needs the Bank may borrow from larger correspondent banks in the form of funds purchased. The Bank also utilizes available credit through the Federal Home Loan Bank of Pittsburgh (FHLBP). The rate is established daily based on prevailing market conditions for overnight funds.

The Bank's maximum borrowing capacity, as established quarterly by the FHLBP, was approximately $59.9 million, at March 31, 1998, the most recent available date. At June 30, 1998, the Bank had $2.7 million outstanding on its account with the FHLBP in the form of long term fixed rate debt.

Stockholders' Equity

Stockholders' equity, or capital, is a source of funds which enables the Corporation to maintain asset growth and to absorb losses. Total stockholders' equity was $25,092,000 at June 30, 1998, an increase of $1,559,000 or 6.6 percent above June 30, 1997. The increase in total equity in the current period was primarily attributable to earnings retention from profitable operations. Book value per share was $10.89 on June 30, 1998, compared to $10.21 on June 30, 1997. Per share amounts for both periods were adjusted for stock dividends.

In January 1998, the Corporation paid a two-for-one stock split effected in the form of a 100 percent stock dividend. In June 1998, the Corporation paid a 5 percent stock dividend which was comparable to the 5 percent stock dividend paid in June 1997. The payment of stock dividends is another method of enhancing shareholder value.

Through June 1998, the Corporation paid regular quarterly cash dividends of ten cents ($.10) per share on February 10, 1998, and May 12, 1998. On July 14, 1998, the Board declared a regular quarterly cash dividend of ten and one half cents ($.105) per share, payable August 11, 1998, to shareholders of record July 28, 1998.

The weighted average number of shares of common stock outstanding, adjusted for stock dividends, was approximately 2,303,987 for the six month periods ended June 30, 1998 and 1997.

The level of capital for the Corporation and Bank remained sound for both periods. The Bank exceeded all minimum regulatory requirements for well capitalized commercial banks as established by the FDIC, its primary federal regulator. The FDIC's minimum standards for a well capitalized institution are as follows: Tier I risk-based capital, 6 percent; Tier II risk-based capital, 10 percent; and Leverage ratio, 5 percent. At the state level, the Pennsylvania Department of Banking uses a Leverage ratio guideline of 6 percent. The table below depicts the capital ratios for the Corporation and Bank for the periods ended June 30, 1998 and 1997. The level of Bank capital

                       CODORUS VALLEY BANCORP, INC.


reflects dividends the Bank upstreamed to the Corporation to pay for construction of the Corporate Center.

Ratios                           Corporation            Bank
                               6/30/98  6/30/97    6/30/98  6/30/97
Tier I risk-based capital       12.7     12.4        10.3    10.3
Tier II risk-based capital      13.7     13.5        11.3    11.4
Leverage                         9.7      9.5         7.8     7.8

Capital investments made in 1997 and 1996, as described in previous SEC filings, and future investment will impact current and future earnings and capital growth. Possible future investments could include expansion of the branch office franchise, purchase of technological system solutions, and acquisition of other financial services companies. Management and the Board of Directors believe that capital investments, guided by a long range strategic plan, are necessary to develop an infrastructure to grow market share and net income over the long-term, and are important components of the overall strategy of enhancing long-term shareholder value.


RISK MANAGEMENT

Nonperforming assets

A summary of nonperforming assets and past due loans, and related ratios, is provided in Table 1 incorporated herein. An explanation of changes within each classification for June 30, 1998, compared to June 30, 1997, is provided below.

The major component of nonperforming assets is impaired loans. For all reporting periods, impaired loans were principally comprised of collateral dependent commercial loans and residential mortgage loans classified as nonaccrual. Accordingly, the Corporation uses the cash basis method to recognize interest income on loans that are impaired. On June 30, 1998, the impaired loan portfolio was $3,239,000, an increase of $350,000 or 12 percent more than June 30, 1997. Impaired loans increased primarily as a result of a $1,373,000 commercial loan account addition in June 1998. This single account, which management believes is adequately collaterized by real estate, represented 42 percent of the impaired loan portfolio at June 30, 1998. At June 30, 1998, the impaired loan portfolio was comprised of eighteen unrelated accounts, primarily commercial loan relationships, ranging in size from $25,000 to $1,373,000. These loan relationships vary by industry and are generally collateralized with real estate assets. A loss reserve, which is evaluated at least quarterly, has been established for accounts that appear to be under-collateralized. Efforts to modify contractual terms for individual accounts, based on prevailing market conditions, or liquidate collateral assets, are proceeding as quickly as potential buyers can be located and legal constraints permit.

                       CODORUS VALLEY BANCORP, INC.


Assets acquired in foreclosure, net of reserve, were $1,283,000 on June 30, 1998, representing an increase of $492,000 or 62 percent above June 30, 1997. The increase in assets acquired was caused by the addition of an improved real estate property taken via deed-in-lieu of foreclosure in May 1998. The Corporation's carrying value for this asset is approximately $999,000. Management believes that the net realizable value of this property, which makes up 78 percent of total assets acquired, is sufficiently greater than its carrying value based on a recent external appraisal. A loss reserve, which is evaluated at least quarterly, has been established for assets whose estimated market value, less selling expenses, are below their financial carrying costs. At June 30, 1998, the reserve for assets acquired was $15,000. For the first six months of 1998 a $22,000 loss provision was recorded to reflect a decline in fair value. Comparatively, no loss provision was deemed necessary for the same period of 1997. Efforts to liquidate assets acquired are proceeding as quickly as potential buyers can be located and legal constraints permit.

At June 30, 1998, loans past due 90 days or more and still accruing interest totalled $191,000, representing a $1,190,000 or 86 percent decline from June 30, 1997. Generally, loans in the past due category are well collateralized and in the process of collection. The current level of past due loans is closely monitored and believed to be within a manageable range.

At June 30, 1998, there were no potential problem loans, as defined by the Securities and Exchange Commission, identified by management. However, management was monitoring loans of approximately $10.1 million for which the ability of the borrower to comply with present repayment terms was uncertain. These loans were not included in the Table 1 disclosure. They are monitored closely, and management presently believes that the allowance for loan losses is adequate to cover anticipated losses that may be attributable to these loans. Comparatively, management was monitoring loans of approximately $6.2 million on June 30, 1997.

Allowance for loan losses

Table 2, Analysis of Allowance for Loan Losses (the "allowance"), incorporated herein, depicts a $1,922,000 allowance (reserve) at June 30, 1998, which was 1.03 percent of total loans. The current period reserve declined from the prior year primarily as a result of a $456,000 charge-off attributable to a single commercial borrower whose account was deemed partially uncollectible in June 1998. The provision expense for the current six month period was $300,000 which was greater than the $134,000 provision in 1997, due to a greater level of net charge-offs.

Based on a recent evaluation of potential loan losses, management believes that the allowance is adequate to support any reasonably foreseeable level of losses that may arise. Ultimately, however, the adequacy of the allowance is largely dependent upon future economic factors beyond the Corporation's control. With this in mind, additions to the allowance for loan losses may

                       CODORUS VALLEY BANCORP, INC.


be required in future periods.

Liquidity

Liquidity is deemed adequate and the principal funding sources include: maturing investment securities, the ability to borrow from the Federal Home Loan Bank of Pittsburgh, and asset sales.

The loan-to-deposit ratio was approximately 80.8 percent at June 30, 1998, compared to 83.4 percent at June 30, 1997. The ratio for both periods was within current policy guidelines.

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

                       CODORUS VALLEY BANCORP, INC.

Table 1 - Nonperforming Assets and Past Due Loans

                                     June 30,  December 31,    June 30,
(dollars in thousands)                 1998        1997         1997
                                      ------      ------       ------
Impaired loans (1)                    $3,239      $2,842       $2,889
Assets acquired in foreclosure (2)     1,283         380          791
                                      ------      ------       ------
  Total nonperforming assets          $4,522      $3,222       $3,680
                                      ======      ======       ======
Loans past due 90 days or more
 and still accruing interest            $191        $107       $1,381

Ratios:

Impaired loans as a % of
 total period-end loans                1.74%        1.49%         1.56%

Nonperforming assets as a % of
 total period-end loans and net
 assets acquired in foreclosure        2.41%        1.68%         1.97%

Nonperforming assets as a % of
 total period-end stockholders'
 equity                               18.02%       13.19%        15.64%

Allowance for loan losses as a
 multiple of impaired loans             .6x           .7x           .7x

Interest not recognized on impaired
loans at period-end: (3)

Contractual interest due               $278         $398          $277
Interest revenue recognized              46          103            53
                                       ----         ----          ----
Interest not recognized in operations  $232         $295          $224
                                       ====         ====          ====
(1) Comprised solely of nonaccrual loans.
(2) Net of related allowance(reserve).
(3) This table includes interest not recognized on loans which were classified as impaired at period-end. While every effort is being made to collect this interest revenue, it is probable a portion will never be recovered.

                       CODORUS VALLEY BANCORP, INC.

Table 2-Analysis of Allowance for Loan Losses


 (dollars in thousands)                          1998     1997
                                                ------   ------
 Balance-January 1,                             $2,098   $2,110

 Provision charged to operating expense            300      134

 Loans charged off:
   Commercial                                      474      189
   Real estate-mortgage                              0        0
   Consumer                                         14       55
                                                ------   ------
     Total loans charged off                       488      244

 Recoveries:
   Commercial                                        7       60
   Real estate-mortgage                              0        0
   Consumer                                          5        3
                                                ------   ------
     Total recoveries                               12       63
                                                ------   ------
     Net charge-offs                               476      181

 Balance-June 30,                               $1,922   $2,063
                                                ======   ======
 Ratios:

 Net charge-offs (annualized) to average
   total loans                                   1.01%     0.21%
 Allowance for loan losses to total loans
   at period-end                                 1.03%     1.11%
 Allowance for loan losses to impaired loans
   and loans past due 90 days or more            56.0%     48.3%



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

Item 4. Results of votes of security holders -

     (a) An annual meeting of shareholders was held on May 19, 1998, at 10:00 am, at The Inn at Heritage Hills, Links Center, 2700 Mount Rose Avenue, York, Pennsylvania.

     (b), (c) Three matters were voted upon at the May 19, 1998, meeting as follows:
          (1)  Three directors were re-elected:
                                                  Votes    Votes
                                    Term          cast     Against or
          Re-elected               Expires        For      Withheld*
          Class B:
            M. Carol Druck          2001      1,734,853     25,285
            Barry A. Keller         2001      1,747,448     12,690
            Donald H. Warner        2001      1,734,485     25,653

          *includes broker nonvotes.

          Directors whose term continued after the meeting:
                                           Term Expires
          Class C:
            D. Reed Anderson, Esq.              1999
            MacGregor S. Jones                  1999
            Larry J. Miller                     1999

          Class A:
            Rodney L. Krebs                     2000
            Dallas L. Smith                     2000
            George A. Trout, D.D.S.             2000

                       Codorus Valley Bancorp, Inc.

Item 4. Results of votes of security holders, continued -

          (2) The shareholders approved and adopted the Codorus Valley Bancorp, Inc. 1998 Independent Directors' Stock Option Plan. Votes were cast as follows: 1,498,418 for, 231,346 against, and 30,374 abstentions or broker nonvotes.

          (3) The shareholders ratified the selection of Ernst & Young LLP, Harrisburg, Pennsylvania, as the independent auditors for the Corporation for the year ending December 31, 1998. Votes were cast as follows: 1,751,572 for, 1,323 against, and 7,243 abstentions or broker nonvotes.

Item 5. Other information - nothing to report.

Item 6. Exhibits and reports on Form 8-K

        (a) Exhibits-The following exhibit is being filed as part of this
            Report: (see also Item 6(b))

              Exhibit No.                 Description
                 27           Financial Data Schedule as of June 30, 1998.

        (b) Reports on Form 8-K- none.

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


                                  Codorus Valley Bancorp, Inc.
                                        (Registrant)



July 29, 1998                       By /s/ Larry J. Miller
Date                                  Larry J. Miller,
                                      President & CEO
                                      (principal executive officer)

July 29, 1998                       By /s/ Jann A. Weaver
Date                                  Jann A. Weaver,
                                      Assistant Treasurer &
                                      Assistant Secretary
                                      (principal financial and
                                        accounting officer)