Form 10-Q
period 1998-09-30
CODORUS VALLEY BANCORP INC
filed 1998-11-13
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                         WASHINGTON, D.C. 20549

                                                FORM 10-Q
(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1998

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                              PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or
15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes    No
                                  APPLICABLE ONLY TO CORPORATE ISSUERS
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
2,303,987 shares of $2.50 (par value) common stock were outstanding as of 10-27-98 .

                                      CODORUS VALLEY BANCORP, INC.
                                                10Q INDEX


                                                             Page
                                                               #

PART I  - FINANCIAL INFORMATION:

Item 1. Financial Statements
          Consolidated Statements of Financial Condition...    1
          Consolidated Statements of Income................    2
          Consolidated Statements of Cash Flows............    3
          Notes to Consolidated Financial Statements.......    4

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............    7

Item 3. Quantitative  and Qualitative  Disclosures About
          Market Risk......................................   22


PART II - OTHER INFORMATION

Item 1. Legal proceedings..................................   23

Item 2. Changes in securities and use of proceeds..........   23

Item 3. Defaults by the company on its senior securities...   23

Item 4. Results of votes of security holders...............   23

Item 5. Other information..................................   23

Item 6. Exhibits and reports on Form 8-K...................   23

SIGNATURES.................................................   24

EXHIBIT 27, Financial Data Schedule........................   25

PART I - FINANCIAL INFORMATION:  Item 1.  Financial Statements
                                         CODORUS VALLEY BANCORP, INC.
                            CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                        Unaudited
                                           September  December  September
                                              30,        31,        30,
(dollars in thousands)                       1998       1997       1997
Assets                                    ---------  ---------  ---------
 Cash and due from banks
  Interest bearing deposits with banks     $    208   $    123   $    140
  Non-interest bearing deposits and cash      7,304      7,721      7,398
 Federal funds sold                               0      5,350      5,000
 Loans held for sale                          2,375          0          0
 Securities available for sale               51,748     40,303     42,614
 Loans                                      183,405    191,342    185,022
 Less-allowance for loan losses              (1,866)    (2,098)    (2,072)
                                           --------   --------   --------
   Total net loans                          181,539    189,244    182,950
 Premises and equipment                       9,454      9,797      9,637
 Interest receivable                          1,583      1,538      1,494
 Other assets                                 7,072        982      1,506
                                           --------   --------   --------
   Total assets............................$261,283   $255,058   $250,739
                                           ========   ========   ========
Liabilities
 Deposits
  Non-interest bearing demand              $ 19,909   $ 21,152   $ 18,896
  NOW                                        22,940     22,041     21,626
  Insured money fund and money market        35,419     28,901     29,796
  Savings                                    20,841     19,992     21,139
  Time CD's less than $100,000              111,985    112,874    110,525
  Time CD's $100,000 and above               19,960     21,303     20,267
                                           --------   --------   --------
   Total deposits                           231,054    226,263    222,249
 Short-term borrowings                          600          0          0
 Long-term borrowings                         2,630      2,802      2,857
 Interest payable                               896        820        893
 Other liabilities                              442        748        648
                                           --------   --------   --------
   Total liabilities....................... 235,622    230,633    226,647
Stockholders' Equity
 Series preferred stock, par value $2.50
  per share; 1,000,000 shares authorized;
  0 shares issued and outstanding                 0          0          0
 Common stock, par value $2.50 per share;
  10,000,000 shares authorized; 2,303,987 shares
  shares issued at 9/30/98; 1,097,259 at
  12/31/97 and 9/30/97                        5,760      2,743      2,743
Common stock distributable, par value $2.50
  per share; 1,097,259 shares payable             0      2,743          0
 Additional paid-in capital                  10,279      8,063      8,063
 Retained earnings                            9,150     10,444     12,847
 Accumulated other comprehensive income from
  unrealized gains on securities, net of tax    472        432        439
                                           --------   --------   --------
   Total stockholders' equity..............  25,661     24,425     24,092
   Total liabilities and stockholders'
    equity.................................$261,283   $255,058   $250,739
                                           ========   ========   ========
See accompanying notes.                                     1
                                              CODORUS VALLEY BANCORP, INC.
                                            CONSOLIDATED STATEMENTS OF INCOME
                                                        Unaudited

                                                     Three months ended  Nine months ended
                                                        September 30,       September 30,
(dollars in thousands, except per share data)           1998      1997      1998      1997
                                                      ------    ------    ------    ------
 Interest Income
 Interest and fees from loans                         $4,133    $4,275   $12,692   $12,079
  Interest from federal funds sold and interest
   bearing deposits with banks                            90        73       317       114
  Interest and dividends from securities:
   Taxable interest income                               650       617     1,774     2,080
   Tax-exempt interest income                             74        50       206       153
   Dividend income                                        13        14        42        43
                                                      ------    ------    ------    ------
   Total interest income.............................. 4,960     5,029    15,031    14,469
 Interest Expense
  NOW                                                     87        95       258       285
  Insured money fund and money market                    264       238       715       647
  Savings                                                120       122       352       359
  Time CD's less than $100,000                         1,553     1,554     4,635     4,526
  Time CD's $100,000 and above                           275       264       850       708
                                                      ------    ------    ------    ------
   Total interest expense on deposits                  2,299     2,273     6,810     6,525
 Interest expense on short-term borrowings and
  federal funds purchased                                  0        15         0        69
 Interest expense on long-term borrowings                 46        50       140       140
                                                      ------    ------    ------    ------
    Total interest expense............................ 2,345     2,338     6,950     6,734
                                                      ------    ------    ------    ------
   Net interest income................................ 2,615     2,691     8,081     7,735
 Provision for Loan Losses                                75        68       375       202
                                                      ------    ------    ------    ------
   Net interest income after provision for loan losses 2,540     2,623     7,706     7,533
 Non-interest Income
  Trust and investment services fees                     112       108       396       297
  Service charges on deposit accounts                    122       111       353       314
  Other service charges and fees                          80        91       229       215
  Gain on sale of loans                                    4        56       108        59
  Gain (loss) on sales of securities                      72       (17)      194       (17)
                                                      ------    ------    ------    ------
   Total non-interest income                             390       349     1,280       868
 Non-interest Expense
  Salaries and benefits                                1,030       988     3,019     2,855
  Occupancy of premises                                  208       171       610       396
  Furniture and equipment                                237       217       709       616
  Postage, stationery and supplies                        89        96       290       315
  Professional and legal                                  83        50       188       173
  Marketing and advertising                               64        82       263       243
  Acquired real estate, net                               35        20        47        32
  Other                                                  352       316     1,074       958
                                                      ------    ------    ------    ------
   Total non-interest expense                          2,098     1,940     6,200     5,588
   Income before income taxes                            832     1,032     2,786     2,813
 Provision for Income Taxes                              227       321       904       894
                                                      ------    ------    ------    ------
  Net income..........................................$  605    $  711    $1,882    $1,919
                                                      ======    ======    ======    ======
  Net income per share
    Basic..............................................$0.26     $0.31     $0.82     $0.83
    Diluted............................................$0.26     $0.31     $0.81     $0.83

 See accompanying notes.

                                                  CODORUS VALLEY BANCORP, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        Unaudited
                                                         Nine months ended
                                                           September 30,
                                                          1998       1997
                                                         -------   -------
Cash Flows From Operating Activities:                (dollars in thousands)
 Net Income                                              $ 1,882   $ 1,919
Adjustments to reconcile net income
  to net cash provided by operations:
   Depreciation                                              616       469
   Provision for loan losses                                 375       202
   Provision for losses on assets acquired in foreclosure     22         0
   Net loss (gain) on sales of assets acquired in foreclosure  2        (5)
   Gain on sales of loans                                   (108)      (59)
   Gain on sales of securities                              (194)       17
   (Increase) decrease in interest receivable                (45)      148
   Decrease (increase) in other assets                       168       114
   Decrease in interest payable                               76        97
   (Decrease) increase in other liabilities                 (306)      281
   Other, net                                               (103)      (57)
                                                         -------   -------
    Net cash provided by operating activities............. 2,385     3,126

Cash Flows From Investing Activities:
 Proceeds from sales of securities available for sale      9,163     5,000
 Proceeds from maturities and calls of securities
   available for sale                                     10,359    13,597
 Purchase of securities available for sale               (30,755)   (4,252)
 Net increase in loans made to customers                     (58)  (22,990)
 Proceeds from loan sales                                  3,699     4,388
 Purchases of premises and equipment                        (273)   (5,081)
 Proceeds from sale of assets acquired in foreclosure        380        81
 Investment in cash surrender value of life insurance     (5,115)        0
                                                         -------   -------
   Net cash used in investing activities................ (12,600)   (9,257)

Cash Flows From Financing Activities:
 Net increase in demand and savings deposits               7,023     3,775
 Net (decrease) increase in time deposits                 (2,232)    9,014
 Net increase in short-term borrowings and
   federal funds purchased                                   600    (4,000)
 Net (decrease) increase in long-term borrowings            (172)    2,857
 Dividends paid                                             (680)     (617)
 Cash paid in lieu of fractional shares                       (6)       (9)
                                                         -------   -------
    Net cash provided by financing activities............  4,533    11,020
                                                         -------   -------
    Net (decrease) increase in cash and cash equivalents. (5,682)    4,889
    Cash and cash equivalents at beginning of year....... 13,194     7,649
                                                         -------   -------
    Cash and cash equivalents at September 30, ..........$ 7,512   $12,538
                                                         =======   =======
Supplemental Disclosures:
 Interest payments                                        $6,734    $6,428
 Income tax payments                                        $862      $580
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

   The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2-Summary of Significant Accounting Policies

   Loans Held for Sale - Loans held for sale are reported at the lower of cost or market value. The amount by which cost exceeds market value, if any, is accounted for as a valuation allowance and is charged to expense in the period of the change. At September 30, 1998, the market value of loans held for sale was approximately $2,419,000.

   Per Share Computations - All per share computations include the retroactive effect of stock dividends, including the two-for-one stock split effected in the form of a 100 percent stock dividend paid in January 1998, and the 5 percent stock dividend paid in June 1998. The weighted average number of shares of common stock outstanding used was approximately 2,303,987 for the nine month periods ended September 30, 1998 and 1997.

   Reclassifications - Certain reclassifications have been made to the 1997 consolidated financial statements to conform with the 1998 presentation.

   Comprehensive Income - As of January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement No. 130 requires

                                              CODORUS VALLEY BANCORP, INC.

Note 2 - Summary of Significant Accounting Policies, continued

   unrealized gains or losses on available for sale securities, to be included in other comprehensive income. Total comprehensive income was $810,000 for the quarter ended September 30, 1998, compared to $778,000 for the same period of 1997. Year to date total comprehensive income was $1,922,000 for 1998, compared to $2,012,000 for 1997.

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

                                 September    December   September
                                     30,         31,         30,
   (dollars in thousands)           1998        1997        1997
                                   ------      ------      ------
    Impaired loans                 $2,933      $2,842      $2,829

    Amount of impaired loans that
      have a related allowance     $2,933      $2,842      $2,829
    Amount of impaired loans with
      no related allowance             $0          $0          $0

    Allowance for impaired loans     $646        $500        $472

                                          For the nine month period ended
                                                    September 30,
                                                  1998        1997
                                                 ------      ------
    Average investment in impaired loans         $2,821      $2,057
    Interest income recognized on
      impaired loans (all cash-basis method)        $44         $77


 Note 5-Analysis of Allowance for Loan Losses

   Changes in the allowance for loan losses for the nine month period ended September 30, were as follows:

     (dollars in thousands)                      1998     1997
                                                ------   ------
    Balance-January 1,                          $2,098   $2,110
    Provision charged to operating expense         375      202
    Loans charged off                             (624)    (351)
    Recoveries                                      17      111
                                                ------   ------
    Balance-September 30,                       $1,866   $2,072
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



Three months ended September 30, 1998
compared to three months ended September 30, 1997


INCOME STATEMENT ANALYSIS

Overview

Net income for the current three month period was $605,000, or $0.26 per share, compared to $711,000, or $0.31 per share, for the same period in 1997. All per share amounts were adjusted for stock dividends. The $106,000 or 15 percent decrease in current period net income was due primarily to an increase in total noninterest expense and a decrease in interest income from loans. The increase in total noninterest expense was primarily attributable to long term investments in facilities and technology, and normal business growth. The decrease in interest income from loans was primarily attributable to lower yields caused by declining market interest rates and competitive

                                              CODORUS VALLEY BANCORP, INC.


pressures. An explanation of the factors and trends that caused changes between the two periods, by earnings category, is provided below.


Net interest income

Net interest income for the current three month period was $2,615,000, representing a $76,000 or 2.8 percent decline from the third quarter of 1997. Generally, the decline in net interest income was attributable to declining market interest rates and competitive pressures.

Total earning assets averaged $236.4 million in the current period, an increase of $5.8 million or 2.5 percent above the third quarter of 1997. In spite of an increase in earning assets, principally investment securities, interest income declined in the current period due in part to declining market interest rates. Interest income from loans, principally commercial loans, was further reduced by competition and an unusually large level of early loan payoffs from business clients who sold their businesses. Loans yielded approximately 8.17 percent for the current period compared to 8.57 percent for the third quarter of 1997.

Total deposits averaged $229.4 million in the current period, an increase of $7.8 million or 3.5 percent above the third quarter of 1997, principally in the demand deposit category. Due to competitive pressures, deposit funding costs, principally certificates of deposit, did not decline to the extent of loan yields. Deposit funding costs averaged 3.98 percent for the current period compared to 4.07 percent for the third quarter of 1997.


Provision for loan losses

The provision expense for possible loan losses was $75,000 for the current period, which was slightly above the provision for the third quarter of 1997. The current period provision supported a higher level of net charge-offs incurred to date. The risk management section of this report provides more information about loan charge-offs and the loan loss allowance (reserve).


Noninterest income

Total noninterest income for the current three month period was $390,000, an increase of $41,000 or 11.7 percent more than the same period in 1997. The increase was due primarily to the periodic recognition of gains from the sale of assets. In September 1998, the Bank sold approximately $2.5 million of its investment securities and recognized a pretax gain of $72,500 from the sale.

                                              CODORUS VALLEY BANCORP, INC.


Noninterest expense

Total noninterest expense for the current three month period was $2,098,000, an increase of $158,000 or 8 percent more than the same period in 1997. The increase in noninterest expense primarily reflects the implementation of many long term strategic initiatives during 1997 and 1996 to enhance the corporate infrastructure, and normal business growth. Additional information about noninterest expense is provided in the nine month analysis section of this report.


Income taxes

The provision for federal income taxes was $227,000 for the current period, a decrease of $94,000 or 29 percent less than the third quarter of 1997 due primarily to lower pretax income.


Nine months ended September 30, 1998
compared to nine months ended September 30, 1997


OVERVIEW

Net income for the current nine month period was $1,882,000, or $0.81 per diluted share, compared to $1,919,000, or $0.83 per diluted share, for the same period in 1997. All per share amounts were adjusted to reflect stock dividends, including the two-for-one stock split effected in the form of a 100 percent stock dividend paid in January 1998, and the 5 percent stock dividend paid in June 1998. The $37,000 or 2 percent decrease in current period net income was due to the combined effect of: net interest income compression due to competition and other factors; an increase in noninterest expense caused primarily by long term investments in facilities and technology, and normal business growth; and a larger provision for loan losses. Gains from asset sales totalled $302,000 for the current period compared to $42,000 for the first nine months in 1997.

At September 30, 1998, total assets were approximately $261 million, an increase of $10.5 million or 4.2 percent greater than September 30, 1997. Book value per share, as adjusted for stock dividends, was $11.14 on September 30, 1998, compared to $10.46 on September 30, 1997. At September 30, 1998, management believes that the Corporation's capital meets all capital requirements to which it is subject. The Bank's capital ratios exceed the quantitative federal regulatory minimums for well capitalized commercial banks.

For the nine month period (annualized) of 1998, the return on average assets was approximately 0.98 percent compared to 1.05 percent for 1997. For the

                                              CODORUS VALLEY BANCORP, INC.


same periods, the return on average equity was approximately 9.9 percent for 1998 compared to 10.8 percent for 1997.

An explanation of the factors and trends that caused changes between the two periods, by major earnings category, is provided below.


INCOME STATEMENT ANALYSIS


Net interest income

Net interest income for the current nine month period was $8,081,000, an increase of $346,000 or 4.5 percent more than the same period in 1997. The increase in net interest income was a result of a larger volume of earning assets which averaged $236 million through September 1998 compared to $227 million for the same period in 1997. Growth in the year-to-date average volume of interest earning assets occurred primarily in the commercial loan and short-term investment portfolios. Funding was primarily provided by deposit growth. The weighted average yield on earning assets was approximately 8.33 percent through September 1998 compared to 8.42 percent through September 1997. The weighted average cost of deposits was approximately 4.01 percent through September 1998, compared to 4.05 percent for the same period of 1997.

While net interest income for the first nine months of 1998 increased above the 1997 level, the increase was below the $437,000 or 6 percent increase for 1997 vs 1996 for the same periods. The increase in net interest income for the current period was constrained by competitive pressures and early commercial loan payoffs as described in the balance sheet review section of this report. Additionally, declining market interest rates lowered yields on earning assets to a greater degree than the rates paid for the deposits that fund them. Compression of net interest income is expected to continue in the period ahead.


Provision for loan losses

The provision expense for possible loan losses was $375,000 for the current nine month period which was necessary to support a higher level of net loan charge-offs. The increase in the level of loan charge-offs was primarily attributable to a $456,000 charge-off in June 1998 associated with a single commercial borrower whose account was deemed partially worthless. Comparatively, for the same period in 1997, the provision expense was $202,000 which was necessary to support loan growth and net loan charge-offs.

                                              CODORUS VALLEY BANCORP, INC.


Noninterest income

Total noninterest income for the current nine month period was $1,280,000, an increase of $412,000 or 48 percent more than the same period in 1997. The increase in noninterest income was due primarily to the periodic recognition of net gains from asset sales, trust and investment services fees, and normal business growth. In January 1998, the Bank sold $6.5 million of available-for-sale investment securities and recognized a pretax gain of $122,000 from the sale. In April 1998, the Bank sold a $3.1 million portfolio of held-for-sale fixed rate mortgage loans and recognized a pretax gain of $103,000 from the sale. In September 1998, the Bank sold $2.5 million of available-for-sale investment securities and recognized a pretax gain of $72,500 from the sale. Current period trust and investment services fees increased $99,000 or 33 percent from the same period in 1997 due to asset appreciation, new business and estate fees. Noninterest income, as adjusted for gains from periodic asset sales, is expected to increase in the period ahead based on normal business growth, and fee increases on selected services.


Noninterest expense

Total noninterest expense for the current nine month period was $6,200,000, an increase of $612,000 or 11 percent more than the same period in 1997. The increase in noninterest expense primarily reflects the implementation of strategic initiatives in 1997 to expand, staff, and equip the organization, in addition to normal business growth. Long-term investments were made to position the Corporation for future expansion and to increase its service capabilities.

The implementation of strategic initiatives resulted in increases within the following expense categories: salaries and benefits, up $164,000 or 6 percent; occupancy, up $214,000 or 54 percent; furniture and equipment, up $93,000 or 15 percent; and marketing and advertising, up $20,000 or 8 percent. The increase in salaries and benefits was primarily attributable to planned staff additions, merit raises and higher replacement costs. The increase in occupancy expense reflects increased depreciation, maintenance and property tax expenses associated with a branch office addition in April 1997, and construction and occupancy of the Codorus Valley Corporate Center ("Corporate Center") which was operational in August 1997. The increase in furniture and equipment expense reflects increased depreciation and maintenance costs from increased investment in computer equipment and systems in 1997, and increased depreciation expense as a result of furnishing the Corporate Center. The increase in marketing and advertising expense for the current period was attributable to initial implementation costs associated with a sales and product training program as described below. The other operating expense category increased $116,000 or 12 percent due primarily to increases in problem loan carrying costs and capital stock taxes. Noninterest expense is expected to increase in the period ahead due to past and planned

                                              CODORUS VALLEY BANCORP, INC.


capital investments, in accordance with the Corporation's long range strategic plan, sales training, and normal business growth.


Sales and product training

In January 1998, the Bank contracted with Financial Selling Systems, a national sales training and consulting firm, to implement a sales and product training program. The program is focused on the retail banking staff and has two primary objectives: first, to expedite the transformation of the Bank to a customer-focused corporate culture, based upon superior sales and service; second, to increase sales through improved selling skills, increased product knowledge and confidence, and sales incentives. Formal training of the retail banking staff began in May. This comprehensive retail training program is expected to take approximately 30 months to complete at an estimated cost of $175,000. Through September 30, 1998, the Bank has incurred approximately $69,000 for this program.


Year 2000 compliance

The following section contains forward-looking statements which involve risks and uncertainties. The actual impact on the Corporation of the Year 2000 issue (Y2K) could materially differ from that which is anticipated in the forward-looking statements as a result of certain factors identified below.

The Year 2000 issue poses significant risks for all businesses, households and governments. The risk is that on January 1, 2000, date sensitive systems using two digits to represent the year may not be able to distinguish between the Year 2000 and the Year 1900. The date problem could result in system failures and miscalculations causing disruptions in normal business and governmental operations. The problem has broad implications far beyond familiar computer systems and could adversely impact security systems, telephone systems, climate control systems, elevators, automobiles and other date sensitive systems. Unfortunately, there is no universal solution for this problem and resolution of the Y2K issue may be both labor intensive and costly for some companies.

The Bank is subject to the regulation and oversight of various banking regulators, whose oversight includes the provision of specific timetables, programs and guidance regarding Y2K issues. Regulatory examination of the Bank's Y2K programs are conducted periodically and reports are submitted quarterly to the Corporation's Board of Directors.

Corporation's State of Year 2000 Readiness

Resolving the Year 2000 issue is one of the Corporation's highest priorities. In 1997, a project team was formed to address the Y2K issue. Based on an internal assessment of the Corporation's systems and software, the project

                                              CODORUS VALLEY BANCORP, INC.


team determined that some existing systems and software must be remediated or replaced prior to the millennium. The replacement date for an aged item-processing system, which is not Y2K compliant, was advanced to the fourth quarter of 1998, approximately twelve months earlier than initially planned. Contract negotiations and scheduling have delayed planned installation of this system until early 1999. Management presently believes that as a result of modifications to existing software and hardware and conversions to new software, the Y2K issue can be mitigated. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Y2K issue could have a material adverse impact on the operations of the Corporation.

The Corporation has initiated communications with its major vendors to determine the extent to which these third parties will be Y2K compliant. To date, responses have been positive; however, there is no guarantee that the systems and software of other companies on which the Corporation relies will be Y2K compliant. As a precaution the Corporation will test, and develop contingency plans, as needed, for mission critical systems.

Further, the Bank has communicated with its large commercial borrowers. These borrowers may pose a credit risk to the Bank if they are not Y2K compliant, and their businesses are disrupted. Responses from large commercial borrowers are currently being evaluated, and the Bank will take appropriate action based upon their level of readiness for Year 2000. The Bank has also incorporated a Y2K readiness review in its underwriting process for business loans.

Costs of Year 2000 Readiness

As of September 30, 1998, approximately $15,000 has been expended on Y2K readiness. Management expects to spend a total of $50,000 for the entire project. Most of this amount will be paid to external technicians for system test plans and testing, and recorded as expense. In addition, the Bank plans to replace an aged item-processing system in the first quarter of 1999. This system will cost approximately $300,000 which produces an annual after-tax depreciation expense of $40,000 based on a five-year expected useful life. Implementation of this mission critical system was accelerated from its original fourth quarter 1999 target date.

The cost of the Y2K project and the date on which the Corporation plans to become Y2K compliant is based on management's best estimates, which assume the continued availability of certain resources, third party modification plans and other factors. However, there is no guarantee that these estimates will be achieved and actual results could differ materially from management's plan.

                                              CODORUS VALLEY BANCORP, INC.


Risks of Year 2000

At present, management believes its progress in remedying the Corporation's systems, programs and applications and installing Y2K compliant upgrades is on target, except for installation of the item-processing system. The Y2K problem creates risk for the Corporation from unforeseen problems in its own computer systems and from third party vendors who provide the majority of mainframe and pc-based computer applications. Failure of third party systems relative to the Y2K issue could have a material impact on the Corporation's ability to conduct business. The Corporation is also exposed to credit risk if large commercial borrowers are not Y2K compliant and their businesses are disrupted.

Contingency Plans for Year 2000

It is expected that mission critical systems will be largely remediated and tested for Year 2000 compliance by December 31, 1998, with the exception of the item-processing system which is scheduled for implementation in the first quarter of 1999. The Corporation will continue to monitor the progress of remediation of the mission critical systems and is in the process of developing a remediation contingency plan. In addition, the Corporation has begun to develop a business resumption contingency plan.

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


Income taxes

The provision for federal income taxes was $904,000 for the current nine month period, compared to $894,000 for the same period in 1997.

                                              CODORUS VALLEY BANCORP, INC.


BALANCE SHEET REVIEW

Investment securities

Cash inflows from deposit growth during the current period was primarily used to increase the volume of available-for-sale investment securities. The average volume (based on amortized cost) for the third quarter of 1998 was $49.6 million compared to $43.7 million for the same quarter of 1997. To date, the Bank has sold investment securities at a gain on two occasions as previously described in the noninterest income section of this report. Investment securities were sold to take advantage of attractive market prices and to realize a portion of the relatively high level of unrealized portfolio holding gains.


Loans

The average monthly balance of total loans declined from the beginning of the year, particularly for commercial loans, due to competitive pressures. In many cases the Bank was willing to lose a loan to more aggressive competitors rather than undermine sound underwriting standards. In addition, an unusually large level of early loan payoffs of approximately $5.4 million occurred in the commercial loan portfolio attributable to clients selling businesses. The average monthly balance of total performing loans for September 1998 was $181.4 million, compared to $188.4 million for December 1997, and $183.7 million for September 1997.

It is probable that competitive pressures, particularly for commercial loans, will constrain loan growth for commercial banks in the period ahead. In spite of competitive pressures, the Bank is committed to maintain high underwriting standards.


Other assets

In the third quarter 1998, the Bank invested approximately $5 million in cash surrender value life insurance policies. This investment was used to finance supplemental retirement plans for selected executives and Board members, and provide a tax-exempt return to the Bank. The supplemental retirement plans, replaced, in part, other insurance coverages. The current yield on the investment is projected at 5.85 to 6.0 percent. This investment, included in other assets on the statement of financial condition, was funded by the liquidation of short-term investments with correspondent banks.

                                              CODORUS VALLEY BANCORP, INC.


FUNDING

Deposits

To date, total average deposit growth has been slow but steady. The average monthly balance of total deposits was $231.8 million for September 1998, compared to $225.9 million for December 1997, and $223.5 million for September 1997. Overall deposit growth was primarily attributable to normal business growth, and the addition of a full service banking office in April 1997. For 1998, the average volume of relatively low cost demand and savings deposits increased, while the average volume of more costly certificates of deposits (cds) declined. Cds were not priced to increase volume because the funding wasn't needed in light of loan runoff which was sufficient to fund new loans.

It is probable that competitive pressures, particularly the stock and mutual funds markets, will continue to constrain deposit growth for commercial banks in the period ahead.


Short-Term and Long-Term Borrowings

In order to meet short term funding needs the Bank can borrow from larger correspondent banks in the form of funds purchased. The Bank also utilizes available credit through the Federal Home Loan Bank of Pittsburgh (FHLBP). The rate is established daily based on prevailing market conditions for overnight funds.

The Bank's maximum borrowing capacity, as established quarterly by the FHLBP, was approximately $65 million, at June 30, 1998, the most recent available date. At September 30, 1998, the Bank had $2.6 million outstanding on its account with the FHLBP in the form of long term fixed rate debt.


Stockholders' Equity

Stockholders' equity, or capital, is a source of funds which enables the Corporation to maintain asset growth and to absorb losses. Total stockholders' equity was $25,661,000 at September 30, 1998, an increase of $1,569,000 or 6.5 percent above September 30, 1997. The increase in total equity in the current period was primarily attributable to earnings retention from profitable operations. Book value per share was $11.14 on September 30, 1998, compared to $10.46 on September 30, 1997. Per share amounts for both periods were adjusted for stock dividends.

In January 1998, the Corporation paid a two-for-one stock split effected in the form of a 100 percent stock dividend. In June 1998, the Corporation paid a 5 percent stock dividend which was comparable to the 5 percent stock

                                              CODORUS VALLEY BANCORP, INC.


dividend paid in June 1997. In addition to cash dividends, the payment of stock dividends is another method of enhancing shareholder value.

Through September 1998, the Corporation paid regular quarterly cash dividends, per common share, as follows: $.10 on February 10, 1998; $.10 on May 12, 1998; and $.105 on August 11, 1998. On October 13, 1998, the Board declared a regular quarterly cash dividend of $.105 per share, payable November 10, 1998, to shareholders of record October 27, 1998.

The weighted average number of shares of common stock outstanding, adjusted for stock dividends, was approximately 2,303,987 for the nine month periods ended September 30, 1998 and 1997.

The level of capital for the Corporation and Bank remained sound for both periods. The Bank exceeded all minimum regulatory requirements for well capitalized commercial banks as established by the FDIC, its primary federal regulator. The FDIC's minimum quantitative standards for a well capitalized institution are as follows: Tier I risk-based capital, 6 percent; Total risk-based capital, 10 percent; and Leverage ratio, 5 percent. At the state level, the Pennsylvania Department of Banking uses a Leverage ratio guideline of 6 percent. The Corporation's and the Bank's capital amounts and classification are also subject to qualitative judgements by regulators. The table below depicts the capital ratios for the Corporation and Bank for the periods ended September 30, 1998 and 1997. The level of Bank capital reflects dividends the Bank paid to the Corporation to fund construction of the Corporate Center.

Ratios                           Corporation            Bank
                               9/30/98  9/30/97    9/30/98  9/30/97
Tier I risk-based capital       12.6     12.6        10.2    10.2
Tier II risk-based capital      13.5     13.7        11.2    11.3
Leverage                         9.8      9.4         7.9     7.6

Capital investments made in 1997 and 1996, as described in previous SEC filings, and future investment will impact current and future earnings and capital growth. Possible future investments could include expansion of the community office franchise, purchase of technological system solutions, and acquisition of other financial services companies. Management and the Board of Directors believe that capital investments, guided by a long range strategic plan, are necessary to develop an infrastructure to grow market share and net income over the long-term, and are important components of the overall strategy of enhancing long-term shareholder value.


RISK MANAGEMENT

Nonperforming assets

A summary of nonperforming assets and past due loans, and related ratios, is provided in Table 1 incorporated herein. An explanation of changes within

                                              CODORUS VALLEY BANCORP, INC.


each classification for September 30, 1998, compared to September 30, 1997, is provided below.

The major component of nonperforming assets is impaired loans. For all reporting periods, impaired loans were principally comprised of collateral dependent commercial loans and residential mortgage loans classified as nonaccrual. Accordingly, the Corporation uses the cash basis method to recognize interest income on loans that are impaired. On September 30, 1998, the impaired loan portfolio was $2,933,000, an increase of $104,000 or 4 percent more than September 30, 1997. Impaired loans increased primarily as a result of a commercial loan addition in June 1998 which has a current carrying value of approximately $1,369,000. This single account, which management believes is adequately collaterized by real estate, represented 47 percent of the impaired loan portfolio at September 30, 1998. At September 30, 1998, the impaired loan portfolio was comprised of seventeen unrelated accounts, primarily commercial loan relationships, ranging in size from $25,000 to $1,369,000. These loan relationships vary by industry and are generally collateralized with real estate assets. A loss reserve, which is evaluated at least quarterly, has been established for accounts that appear to be under-collateralized. Efforts to modify contractual terms for individual accounts, based on prevailing market conditions, or liquidate collateral assets, are proceeding as quickly as potential buyers can be located and legal constraints permit.

Assets acquired in foreclosure, net of reserve, were $1,467,000 on September 30, 1998, representing an increase of $638,000 or 77 percent above September 30, 1997. The increase in assets acquired was caused by the addition of an improved real estate property taken via deed-in-lieu of foreclosure in May 1998. The Corporation's carrying value for this asset is approximately $999,000. Management believes that the net realizable value of this property, which makes up 68 percent of total assets acquired, is sufficiently greater than its carrying value based on a recent external appraisal. A loss reserve, which is evaluated at least quarterly, has been established for assets whose estimated market value, less selling expenses, are below their financial carrying costs. At September 30, 1998, the reserve for assets acquired was $15,000. For the first nine months of 1998, a $22,000 loss provision was recorded to reflect a decline in fair value. Comparatively, no loss provision was deemed necessary for the same period of 1997. Efforts to liquidate assets acquired are proceeding as quickly as potential buyers can be located and legal constraints permit.

At September 30, 1998, loans past due 90 days or more and still accruing interest totalled $190,000, compared to $391,000 for September 30, 1997. Generally, loans in the past due category are well collateralized and in the process of collection. The current level of past due loans is closely monitored and believed to be within a manageable range.

At September 30, 1998, there were no potential problem loans, as defined by the Securities and Exchange Commission, identified by management. However,

                                              CODORUS VALLEY BANCORP, INC.


management was monitoring loans of approximately $9.7 million for which the ability of the borrower to comply with present repayment terms was uncertain. These loans were not included in the Table 1 disclosure. They are monitored closely, and management presently believes that the allowance for loan losses is adequate to cover anticipated losses that may be attributable to these loans. Comparatively, management was monitoring loans of approximately $5.6 million on September 30, 1997.


Allowance for loan losses

Table 2, Analysis of Allowance for Loan Losses (the "allowance"), incorporated herein, depicts a $1,866,000 allowance or reserve at September 30, 1998, which was 1 percent of total loans. The current period reserve declined from the prior year primarily as a result of a $456,000 charge-off attributable to a single commercial borrower whose account was deemed partially uncollectible in June 1998. The provision expense for the current nine month period was $375,000 which was greater than the $202,000 provision in 1997, due to a greater level of net charge-offs.

Based on a recent evaluation of potential loan losses, management believes that the allowance is adequate to support any reasonably foreseeable level of losses that may arise. Ultimately, however, the adequacy of the allowance is largely dependent upon future economic factors beyond the Corporation's control.


Liquidity

Liquidity is deemed adequate and the principal funding sources include: deposit growth, maturing investment securities, the ability to borrow from the Federal Home Loan Bank of Pittsburgh, and asset sales.

The loan-to-deposit ratio was approximately 80 percent at September 30, 1998, compared to 83 percent at September 30, 1997. The ratio for both periods was within current policy guidelines.


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

                                              CODORUS VALLEY BANCORP, INC.


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

                                              CODORUS VALLEY BANCORP, INC.

Table 1 - Nonperforming Assets and Past Due Loans

                                September 30,  December 31, September 30,
(dollars in thousands)                 1998        1997         1997
                                      ------      ------       ------
Impaired loans (1)                    $2,933      $2,842       $2,829
Assets acquired in foreclosure (2)     1,467         380          829
                                      ------      ------       ------
  Total nonperforming assets          $4,400      $3,222       $3,658
                                      ======      ======       ======
Loans past due 90 days or more
 and still accruing interest            $190        $107         $391

Ratios:

Impaired loans as a % of
 total period-end loans                1.58%        1.49%         1.53%

Nonperforming assets as a % of
 total period-end loans and net
 assets acquired in foreclosure        2.35%        1.68%         1.97%

Nonperforming assets as a % of
 total period-end stockholders'
 equity                               17.15%       13.19%        15.18%

Allowance for loan losses as a
 multiple of impaired loans             .6x           .7x           .7x

Interest not recognized on impaired
loans at period-end: (3)

Contractual interest due               $320         $398          $294
Interest revenue recognized              44          103            77
                                       ----         ----          ----
Interest not recognized in operations  $276         $295          $217
                                       ====         ====          ====
(1) Comprised solely of nonaccrual loans.
(2) Net of related allowance(reserve).
(3) This table includes interest not recognized on loans which were classified as impaired at period-end. While every effort is being made to collect this interest revenue, it is probable a portion will never be recovered.

                                              CODORUS VALLEY BANCORP, INC.

Table 2-Analysis of Allowance for Loan Losses


 (dollars in thousands)                          1998     1997
                                                ------   ------
 Balance-January 1,                             $2,098   $2,110

 Provision charged to operating expense            375      202

 Loans charged off:
   Commercial                                      610      289
   Real estate-mortgage                              0        0
   Consumer                                         14       62
                                                ------   ------
     Total loans charged off                       624      351

 Recoveries:
   Commercial                                       10      107
   Real estate-mortgage                              0        0
   Consumer                                          7        4
                                                ------   ------
     Total recoveries                               17      111
                                                ------   ------
     Net charge-offs                               607      240

 Balance-September 30,                          $1,866   $2,072
                                                ======   ======
 Ratios:

 Net charge-offs (annualized) to average
   total loans                                    .43%     0.18%
 Allowance for loan losses to total loans
   at period-end                                 1.00%     1.12%
 Allowance for loan losses to impaired loans
   and loans past due 90 days or more            59.8%     64.3%



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

Item 6. Exhibits and reports on Form 8-K

        (a) Exhibits-The following exhibit is being filed as part of this
            Report: (see also Item 6(b))

              Exhibit No.             Description
                 27       Financial Data Schedule as of September 30, 1998.

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


                                                 Codorus Valley Bancorp, Inc.
                                        (Registrant)



November 12, 1998                     By /s/ Larry J. Miller
Date                                  Larry J. Miller,
                                      President & CEO
                                      (principal executive officer)

November 12, 1998                     By /s/ Jann A. Weaver
Date                                  Jann A. Weaver,
                                      Assistant Treasurer &
                                      Assistant Secretary
                                      (principal financial and
                                        accounting officer)