Form 10-K
period 1998-12-31
CODORUS VALLEY BANCORP INC
filed 1999-03-29
CIK 806279

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________
Commission file number 0-15536.

                          CODORUS VALLEY BANCORP, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      PENNSYLVANIA                               23-2428543
  ------------------------------------------------------      ---------------
             (State or other jurisdiction of                  (I.R.S. Employer
              incorporation or organization)                 Identification No.)

105 Leader Heights Road, P.O. Box 2887, York, Pennsylvania         17405
       (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  717-846-1970
                                                   -----------------

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class            Name of each exchange on which registered
-----------------------         --------------------------------------------
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

On February 23, 1999, the aggregate market value of the Registrant's voting stock held by non-affiliates was approximately, $37,911,000.

As of February 23, 1999, Codorus Valley Bancorp, Inc. had 2,303,987 shares of common stock outstanding, par value $2.50 per share.

================================================================================

                    DOCUMENTS INCORPORATED BY REFERENCE

Document:                                           Parts:
---------                                           ------

1998 Annual Report to Stockholders                  I, II and IV

Proxy Statement for the Annual Meeting of
 Stockholders to be held May 18, 1999               III and IV

                  Codorus Valley Bancorp, Inc.
                       Form 10-K Index


Part I                                                      Page
------                                                      ----

Item 1  Business............................................   3
Item 2  Properties..........................................   7
Item 3  Legal Proceedings...................................   8
Item 4  Submission of Matters to a Vote of Security Holders.   8


Part II

Item 5  Market for Codorus Valley Bancorp, Inc.'s Common
        Stock and Related Stockholder Matters...............   8
Item 6  Selected Financial Data.............................   9
Item 7  Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................   9
Item 7A Quantitative and Qualitative Disclosures About
        Market Risk.........................................   9
Item 8  Financial Statements and Supplementary Data.........  10
Item 9  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.................  10


Part III

Item 10  Directors and Executive Officers, Codorus Valley
         Bancorp, Inc.......................................  11
Item 11  Executive Compensation.............................  11
Item 12  Security Ownership of Certain Beneficial Owners
         and Management.....................................  11
Item 13  Certain Relationships and Related Transactions.....  11


Part IV

Item 14  Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K........................................  11

         Signatures.........................................  14

         Exhibit Index......................................  15

PART I

Item 1: Business

Codorus Valley Bancorp, Inc. (Codorus Valley) is a Pennsylvania business corporation, incorporated on October 7, 1986. On March 2, 1987, Bancorp became a bank holding company, pursuant to the Bank Holding Company Act of 1956, as amended. PEOPLESBANK, A Codorus Valley Company (PEOPLESBANK or Bank) is its wholly-owned banking subsidiary and SYC Realty Co., Inc. is its wholly-owned nonbank subsidiary. Since commencing operations, Bancorp's business has consisted primarily of managing and supervising the Bank, and its principal source of income has been dividends paid by the Bank. At December 31, 1998, Codorus Valley had total consolidated assets of $273 million, total deposits and other liabilities of $247 million, and total stockholders' equity of $26 million.

Bank Subsidiary

PEOPLESBANK, formerly Peoples Bank of Glen Rock until February 1997, organized in 1934, is a Pennsylvania chartered bank and is not a member of the Federal Reserve System. PEOPLESBANK offers a full range of commercial and consumer banking services through eight full service banking office locations in York County, Pennsylvania. PEOPLESBANK also offers trust and investment services at Codorus Valley Corporate Center located in York, Pennsylvania. The deposits of PEOPLESBANK are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent provided by law. At December 31,1998, PEOPLESBANK had total loans of $189 million and total deposits of $242 million.

The Bank is not dependent for deposits nor exposed by loan concentration to a single customer or to a small group of customers. Accordingly, losses from a single customer, or small customer group, would not have a material adverse effect on the financial condition of the Bank. At year end 1998, there were three concentrations of loans by industry that exceeded 10% of total loans, as follows: commercial facility leasing, 17.2%; residential facility leasing, 11.8%; and real estate development, 10.4%, compared to 19.1%, 9.3% and 11.2%, respectively, at year end 1997.

In 1998, PEOPLESBANK created SYC Settlement Services, Inc., as a wholly-owned subsidiary, to provide real estate settlement services. As of December 31, 1998 this subsidiary was inactive.

Nonbank Subsidiary

On June 20, 1991, SYC Realty Company, Inc. (SYC Realty) was incorporated as a wholly-owned subsidiary of Codorus Valley Bancorp, Inc. This nonbank subsidiary was created primarily for the purpose of disposing of selected properties obtained from PEOPLESBANK in satisfaction of debts previously contracted. SYC Realty commenced business operations in October, 1995. To date, the financial impact of this subsidiary's operations on Codorus Valley and the Bank has been immaterial.

Competition

The banking industry in PEOPLESBANK's service area, principally York County, Pennsylvania, is extremely competitive. The Bank competes with commercial banks and other financial service providers such as thrifts, credit unions, consumer finance companies, investment firms, and mortgage companies. Some of the financial services providers operating in PEOPLESBANK's service area operate on a national and regional scale and possess resources greater than those of PEOPLESBANK.

Supervision and Regulation

Codorus Valley Bancorp, Inc. is registered as a bank holding company and is subject to the regulations of the Board of Governors of the Federal Reserve System (Federal Reserve) under the Bank Holding Company Act of 1956, as amended
(BHCA). Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve. The Federal Reserve issued regulations under the BHCA that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve, pursuant to such regulations, may require Codorus Valley to stand ready to use its resources to provide adequate capital funds to PEOPLESBANK during periods of financial stress or adversity.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized", as defined by regulations, with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency, up to specified limits.

Under the BHCA, the Federal Reserve has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any banking subsidiary of the bank holding company.

The BHCA prohibits Codorus Valley from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Such a transaction would also require approval of the Pennsylvania Department of Banking. Pennsylvania law permits Pennsylvania bank holding companies to control an unlimited number of banks.

Additionally, the BHCA prohibits Codorus Valley from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. The Federal Reserve can differentiate between nonbanking activities that are initiated by a bank holding company or subsidiary and activities that are acquired as a going concern. The BHCA does not place territorial restrictions on the activities of such nonbanking-related activities. Codorus Valley and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services.

Codorus Valley is restricted to activities that are found by the Federal Reserve to be closely related to banking, and which are expected to produce benefits for the public that will outweigh any potentially adverse effects.

The operations of PEOPLESBANK are subject to federal and state statutes applicable to banks chartered under the banking laws of the Commonwealth of Pennsylvania and whose deposits are insured by the Federal Deposit Insurance Corporation (FDIC).

The FDIC has primary supervisory authority over PEOPLESBANK, regularly examines banks in such areas as reserves, loans, investments, management practices, and other aspects of operations. These examinations are designed for the protection of the Bank's depositors rather than Codorus Valley's shareholders. The Bank must furnish annual and quarterly reports to the FDIC.

Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may take, the reserves against deposits a bank must maintain, the types and terms of loans a bank may make and the collateral it may take, the activities of a bank with respect to mergers and consolidations, and the establishment of branches.

A subsidiary bank of a bank holding company, such as PEOPLESBANK, is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries, and on taking such stock or securities as collateral for loans. The Federal Reserve Act and Federal Reserve regulations also place certain limitations and reporting requirements on extensions of credit by a bank to the principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

PEOPLESBANK and the banking industry in general, are affected by the monetary and fiscal policies of government agencies, including the Federal Reserve. Through open market securities transactions and changes in its discount rate and reserve requirements, the Board of Governors of the Federal Reserve exerts considerable influence over the cost and availability of funds for lending and investment.

A brief discussion of recent federal agency pronouncements that affect Codorus Valley and/or PEOPLESBANK is provided below.

Congress is currently considering legislative reform centered on repeal of the Glass-Steagall Act which prohibits commercial banks from engaging in the securities industry. This repeal would allow commercial banks to engage in securities underwriting. This provision with an accompanying provision to enhance the authority of commercial banks to underwrite insurance is part of the proposed legislation regarding bank modernization. The holding company structure, under such a proposal, would be regulated by the Federal Reserve Board, and its subsidiaries would be supervised by the applicable regulator based on their respective functions.

The Securities and Exchange Commission on July 29, 1998, issued "Statement of the Commission Regarding Disclosure of Year 2000 Issues and Consequences by Public Companies, Investment Advisors, Investment Companies and Municipal Securities Issuers." This statement which took effect August 4, 1998, provides guidance to public companies regarding Year 2000 issues and disclosures. Information about Codorus Valley's Year 2000 readiness is provided in the 1998 Annual Report to Stockholders, within the Management's Discussion section, under the caption Year 2000 Compliance, on pages 42 and 43 in Exhibit 13.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), also impacts how PEOPLESBANK conducts its business. FDICIA's risk-based assessment system is designed to promote safety and soundness in the banking and thrift industries by making the deposit insurance system fairer to well-run institutions and by encouraging weaker institutions to improve their financial condition. Information about Codorus Valley's capital ratios can be found in the 1998 Annual Report, within the Management's Discussion section under the subheading stockholder's equity (including Table 7). Codorus Valley's and PEOPLESBANK's capital ratios exceed minimum quantitative regulatory requirements for well capitalized banks.

Periodically, various types of federal and state legislation is proposed that could result in additional regulation of, and restrictions on, the business of Codorus Valley and PEOPLESBANK. It cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of Codorus Valley and the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, Codorus Valley's and the Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the cost of doing business. Except as specifically described above, management believes that the effect of the provisions of the aforementioned legislation on the liquidity, capital resources, and results of operations of the Codorus Valley will be immaterial. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the Codorus Valley's results of operations.

Other information

At December 31, 1998, PEOPLESBANK had one hundred and thirty-one (131) full-time employees and thirteen (13) part-time employees.

The required Statistical Information for Item 1 can be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this report.


Item 2: Properties

Codorus Valley Bancorp, Inc. owns in fee and without liens the following property.

   Codorus Valley Corporate Center
     Located at 105 Leader Heights Road, York, in York Township, PA. This 40,000 square foot (approximately) facility serves as a corporate headquarters. Approximately sixty-seven percent of the leasable space is leased to PEOPLESBANK, the remaining thirty-three percent is available for lease to nonaffiliated parties. This facility is adjacent to the Bank's Data Operations Center and Leader Heights banking office.

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

All of the above properties are located in York County, Pennsylvania and are, in the opinion of management, adequate for the business purposes of Codorus Valley and its subsidiaries.

Item 3: Legal Proceedings

In the opinion of the management of Codorus Valley Bancorp, Inc., there are no proceedings pending to which Codorus Valley and PEOPLESBANK are a party or to which its property is subject, which, if determined adversely to Codorus Valley and the Bank, would be material in relation to Codorus Valley's and the Bank's financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of Codorus Valley and the Bank. In addition, no material proceedings are pending or are known to be threatened or contemplated against Codorus Valley and the Bank by government authorities.

Item 4: Submission of Matters to a Vote of Security Holders

None.


PART II

Item 5: Market for Codorus Valley Bancorp, Inc.'s Common Stock and Related Stockholder Matters

Market and dividend information appearing in the 1998 Annual Report to Stockholders, under the caption Stock, Dividend and Broker Information, is incorporated by reference in response to this item and is included on page 56 in
Exhibit 13.

As of March 16, 1999, the Codorus Valley had approximately one thousand, twenty-one(1,021) stockholders of record.

Related stockholder information appearing in the 1998 Annual Report to Stockholders, under the caption Stockholders' Equity, included in Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, is incorporated by reference in response to this item and is included on pages 46 and 47 in Exhibit 13.

Item 6: Selected Financial Data

Information appearing in the 1998 Annual Report to Stockholders, under the caption Selected Financial Data, is incorporated by reference in response to this item and is included on page 17 in Exhibit 13.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Management Discussion and Analysis of Consolidated Financial Condition and Results of Operations in the 1998 Annual Report to Stockholders is incorporated by reference in response to this item and is included on pages 37 through 52 in
Exhibit 13.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Information appearing in the 1998 Annual Report to Stockholders, under the caption Market Risk Management included in Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, is incorporated by reference in response to this item and is included on pages 50 through 52 in
Exhibit 13.

Codorus Valley also uses gap management as a secondary means of managing interest rate risk. The gap technique begins by segmenting interest sensitive assets and interest sensitive liabilities into future time periods, typically one year, based on scheduled maturity or repricing date. Repriceable assets are then subtracted from repriceable liabilities to determine a difference, or gap. The measurement process relies on many assumptions such as the amount and timing of repriceable cash flows from interest-sensitive assets and liabilities. The following assumptions are made about repriceable cash flows from interest sensitive assets. The total portfolio balance of variable rate instruments can reprice daily. Adjustable rate instruments reprice at the interest maturity date, usually annually. Fixed rate loans reprice at their scheduled maturity date and also include estimated prepayments. Fixed rate investment securities, with the exception of mortgage-backed securities, reprice at their scheduled maturity date, or call date if more appropriate. Fixed rate mortgage-backed securities reprice based on principal pay-down estimates provided by Bloomberg. Generally, interest sensitive liabilities reprice similarly to interest sensitive assets with the exception of NOW and savings deposits which do not have scheduled maturities. Technically, NOW and savings accounts can be repriced at any time. Historically, NOW and savings balances have been relatively stable in spite of changes in market interest rates. This stability assumption was made in the current measurement process.

A schedule which depicts balance sheet repricing characteristics and an estimate of gap at December 31, 1998, is provided below. One way to predict how a change in market interest rates will impact net interest income for specific time frames is through the cumulative gap measure. For example, the cumulative gap in the "181-365" repricing category represents a one year net liability position of $44 million or 18.2 percent of interest earning assets at December 31, 1998. The liability sensitive gap position implies that over the next year there will be a positive impact on net interest income if market rates decline. The theory is that more liabilities will reprice, at lower market interest rates, than the assets that they fund. Conversely, an increase in market interest rates would have a negative impact on net interest income.

A gap analysis is limited in its usefulness as it represents a one-day position, which is continually changing and not necessarily indicative of the Codorus Valley's position at any other time. Additionally, the gap analysis does not consider the complexity of interest rate relationships and spreads depending on the direction, magnitude and timing of changes in market interest rates.


                                                                                        After
                                 0-30     31-90     91-180  181-365     1-2      2-5      5
(dollars in thousands)           Days      Days      Days     Days     Years    Years   Years     Total
                               -------   -------   -------  --------  -------- -------- --------  --------
Interest earning assets:
Interest earning deposits     $    203   $     0   $     0  $     0   $     0  $     0  $     0   $    203
Securities available for sale    3,120     3,314     3,707    7,984    24,420    7,782    5,204     55,531
Loans                           46,866     7,847    14,304   24,689    31,871   52,155    9,673    187,405
                               -------   -------   -------  -------   -------  -------  -------   --------
  Total                        $50,189   $11,161   $18,011  $32,673   $56,291  $59,937  $14,877   $243,139

Interest bearing liabilities:
NOW deposits                  $ 26,936    $    0    $    0   $   0    $     0   $    0  $     0   $ 26,936
Insured money fund and
 money market deposits          36,577         0         0        0         0        0        0     36,577
Savings deposits                20,655         0         0        0         0        0        0     20,655
Time CDs less than $100,000     20,510    10,283    11,647   15,176    38,682   17,390        0    113,688
Time CDs $100,000 and above      4,442     4,863     1,305    2,492     5,141      767        0     19,010
Short-term borrowings            1,234         0         0        0         0        0        0      1,234
Long-term borrowings                20        40        61      126       264      910    1,150      2,571
                              --------   -------   -------  -------   -------  -------  -------   --------
 Total                        $110,374   $15,186   $13,013  $17,794   $44,087  $19,067  $ 1,150   $220,671

Period gap                     (60,185)   (4,025)    4,998   14,879    12,204   40,870   13,727     22,468
Cumulative gap                 (60,185)  (64,210)  (59,212) (44,333)  (32,129)   8,741   22,468
Cumulative gap as a % of
 interest earning assets
 at December 31, 1998            -24.8%    -26.4%    -24.4%   -18.2%    -13.2%     3.6%     9.2%


Item 8: Financial Statements and Supplementary Data

Codorus Valley's Consolidated Financial Statements and the Notes thereto, in the 1998 Annual Report to Stockholders, are incorporated by reference in response to this item and are included on pages 18 through 35 in Exhibit 13.

Table 12-Summary of Quarterly Financial Data included in Management's Discussion and Analysis of Consolidated Financial Condition of Results of Operations, in the 1998 Annual Report to Stockholders, is incorporated by reference in response to supplementary financial data and is included on page 52 in Exhibit 13.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10: Directors and Executive Officers, Codorus Valley Bancorp, Inc.

Information appearing in the Proxy Statement relating to the 1999 Annual Meeting of Stockholders to be held May 18, 1999 (Proxy Statement), under the captions "Information as to Nominees and Directors," "Directors and Executive Officers of CVB" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference in response to this item.

Item 11: Executive Compensation

Information appearing in the Proxy Statement, under the captions "Executive Compensation," "Board of Directors Report on Executive Compensation" and "Performance Graph" is incorporated by reference in response to this item.

Item 12: Security Ownership of Certain Beneficial Owners and Management

Information appearing in the Proxy Statement, under the captions "Beneficial Ownership of CVB's Stock Owned by Principal Owners and Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference in response to this item.

Item 13: Certain Relationships and Related Transactions

Information appearing in the Proxy Statement, under the caption "Certain Relationships and Related Transactions," is incorporated by reference in response to this item.


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

            3(ii) By-laws (Incorporated by reference to Exhibit 3(ii) to Current Report on Form 8-K, filed with the Commission on March 25, 1996.)

              4 Rights Agreement Dated as of November 4, 1995 (Incorporated by reference to Current Report on Form 8-K,filed with the Commission on December 4, 1995.)


            10.1    1996 Stock Incentive Plan (Incorporated by reference to
                    Exhibit 99 of Registration Statement No. 333-9277 on Form S-8, filed with the Commission on July 31, 1996.)

            10.2 Amendment to the Employment Agreement by and among PeoplesBank, A Codorus Valley Company, Codorus Valley Bancorp, Inc. and Larry J. Miller dated October 1, 1997,including Executive Employment Agreement dated January 1,1993 between Codorus Valley Bancorp, Inc., Peoples Bank of Glen Rock and Larry J. Miller. (Incorporated by reference to
                    Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated and filed with the Commission on March 13, 1998.)

            10.3 Change of Control Agreement between PeoplesBank, A Codorus Valley Company, Codorus Valley Bancorp, Inc. and Jann A. Weaver, dated October 1, 1997. (Incorporated byreference to
                    Exhibit 10.2 to the Registrant's Current Report on Form 8-K, dated and filed with the Commission March 13, 1998.)

            10.4 Change of Control Agreement between PeoplesBank, A Codorus Valley Company, Codorus Valley Bancorp, Inc. and Harry R. Swift, dated October 1, 1997. (Incorporated by reference to
                    Exhibit 10.4 to the Registrant's Current Report on Form 8-K, dated and filed with the Commission March 13, 1998.)

            10.5 1998 Independent Directors Stock Option Plan (Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-61851 on Form S-8, filed with the Commission on August 19,1998.)

             11 Statement re: Computation of Earnings Per Share (Incorporated by reference to Exhibit 13 hereof, 1998 Annual Report to Stockholders at Note 1 to the Consolidated Financial Statements.)

             13 Excerpts from the Annual Report to Stockholders for fiscal year ended December 31, 1998.

             21     List of subsidiaries of the Registrant.

             23     Consent of Independent Auditors

             24     Power of Attorney

             27     Financial Data Schedule


  (B) Reports on Form 8-K.

      The Registrant filed no Current Reports on Form 8-K for the quarter ended December 31, 1998.

                                Signatures
                                ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codorus Valley Bancorp, Inc. (Registrant)

By /s/ Larry J. Miller                      Date:  March 23, 1999
-------------------------
       Larry J. Miller, President
       and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity

/s/ George A. Trout, D.D.S. Chairman of the Board of       3/23/99
-------------------------   Directors and Director
George A. Trout, D.D.S.

/s/ Larry J. Miller         President, Chief Executive     3/23/99
-------------------------   President  Officer and Director
Larry J. Miller,
(Principal Executive Officer)


/s/ Barry A. Keller         Vice Chairman of the Board of  3/23/99
-------------------------   Directors and Director
Barry A. Keller

/s/ Dallas S. Smith         Secretary and Director         3/23/99
-------------------------
Dallas S. Smith

/s/ M. Carol Druck          Director                       3/23/99
-------------------------
M. Carol Druck

/s/ MacGregor S. Jones      Director                       3/23/99
-------------------------
MacGregor S. Jones

                            Treasurer and Director         3/23/99
-------------------------
Rodney L. Krebs

/s/ Donald H. Warner        Vice President and Director    3/23/99
-------------------------
Donald H. Warner

/s/ D. Reed Anderson        Director                       3/23/99
-------------------------
D. Reed Anderson, Esq.

/s/ Jann A. Weaver          Assistant Treasurer and        3/23/99
-------------------------   Assistant Secretary
Jann A. Weaver
(Principal Financial and
Principal Accounting Officer)


/s/ Harry R. Swift          Vice President and Secretary   3/23/99
-------------------------
Harry R. Swift, Esq.
                                    14

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

 10.5 1998 Independent Directors Stock Option Plan(Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-61851 on Form S-8,filed with the Commission on August 19,1998.)

  11     Statement re:  Computation of Earnings Per Share                24
         (Incorporated by reference to Exhibit 13 hereof, 1998
         Annual Report to Stockholders at Note 1 to the
         Consolidated Financial Statements.)

  13     Excerpts from the Annual Report to Stockholders for
         fiscal year ended December 31, 1998.                         17-54

  21     List of subsidiaries of the Registrant.                         55

  23     Consent of Independent Auditors                                 56

  24     Power of Attorney                                               57

  27     Financial Data Schedule                                         58