Form 10-Q
period 1999-03-31
CODORUS VALLEY BANCORP INC
filed 1999-05-14
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                         WASHINGTON, D.C. 20549

                                                FORM 10-Q
(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1999
                                        OR
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                              PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or
15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes    No
                                  APPLICABLE ONLY TO CORPORATE ISSUERS
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
2,297,909   shares of $2.50 (par value) common stock were
outstanding as of  4-27-99  .

                                      CODORUS VALLEY BANCORP, INC.
                                                10Q INDEX


                                                             Page
                                                               #

PART I  - FINANCIAL INFORMATION:

Item 1. Financial Statements
          Consolidated Statements of Financial Condition...    1
          Consolidated Statements of Income................    2
          Consolidated Statements of Cash Flows............    3
          Notes to Consolidated Financial Statements.......    4

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............    7

Item 3. Quantitative  and Qualitative  Disclosures About
          Market Risk......................................   20


PART II - OTHER INFORMATION

Item 1. Legal proceedings..................................   21

Item 2. Changes in securities and use of proceeds..........   21

Item 3. Defaults by the company on its senior securities...   21

Item 4. Results of votes of security holders...............   21

Item 5. Other information..................................   21

Item 6. Exhibits and reports on Form 8-K...................   21

SIGNATURES.................................................   22

EXHIBIT 27, Financial Data Schedule........................   23

PART I - FINANCIAL INFORMATION:  Item 1.  Financial Statements
                                        CODORUS VALLEY BANCORP, INC.
                             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                        Unaudited
                                             March    December     March
                                              31,        31,        31,
(dollars in thousands)                       1999       1998       1998
Assets                                    ---------  ---------  ---------
 Cash and due from banks
  Interest bearing deposits with banks     $    255   $    203   $    117
  Noninterest bearing deposits and cash       7,280     10,889      8,263
 Federal funds sold                           8,022          0      6,975
 Loans held for sale                              0          0      3,093
 Securities available for sale               47,486     56,225     41,831
 Loans                                      194,855    189,111    187,360
 Less-allowance for loan losses              (1,943)    (1,865)    (2,158)
                                           --------   --------   --------
   Total net loans                          192,912    187,246    185,202
 Premises and equipment                       9,495      9,345      9,648
 Interest receivable                          1,616      1,588      1,457
 Other assets                                 7,900      7,586        896
                                           --------   --------   --------
   Total assets............................$274,966   $273,082   $257,482
                                           ========   ========   ========
Liabilities
 Deposits
  Noninterest bearing demand               $ 24,943   $ 25,047   $ 20,701
  NOW                                        25,605     26,936     23,438
  Insured money fund and money market        40,055     36,577     30,320
  Savings                                    21,274     20,655     20,744
  Time CDs less than $100,000               113,748    113,688    112,089
  Time CDs $100,000 and above                18,289     19,010     21,107
                                           --------   --------   --------
   Total deposits                           243,914    241,913    228,399
 Federal funds purchased                          0      1,234          0
 Long-term borrowings                         3,536      2,571      2,746
 Interest payable                               824        770        905
 Other liabilities                              555        536        660
                                           --------   --------   --------
   Total liabilities....................... 248,829    247,024    232,710
Stockholders' Equity
 Series preferred stock, par value $2.50
  per share; 1,000,000 shares authorized;
  0 shares issued and outstanding                 0          0          0
 Common stock, par value $2.50 per share;
  10,000,000 shares authorized; 2,300,415 shares
  issued and outstanding at 3/31/99; 2,303,987
  at 12/31/98 and 2,194,518 at 3/31/98        5,760      5,760      5,486
 Additional paid-in capital                  10,279     10,279      8,063
 Retained earnings                            9,920      9,561     10,906
 Accumulated other comprehensive income from
  unrealized gains on securities, net of tax    243        458        317
 Less:  Treasury stock, 3,572 common shares     (65)         0          0
                                           --------   --------   --------
   Total stockholders' equity..............  26,137     26,058     24,772
   Total liabilities and stockholders'
    equity.................................$274,966   $273,082   $257,482
                                           ========   ========   ========
See accompanying notes.                                     1
                                              CODORUS VALLEY BANCORP, INC.
                                            CONSOLIDATED STATEMENTS OF INCOME
                                                        Unaudited
                                                     Three months ended
                                                           March 31,
(dollars in thousands, except per share data)           1999      1998
Interest Income                                       ------    ------
 Interest and fees from loans                         $4,129    $4,290
  Interest from federal funds sold and interest
   bearing deposits with banks                            37       109
  Interest and dividends from securities
   Taxable interest income                               625       526
   Tax-exempt interest income                             82        58
   Dividend income                                        19        15
                                                      ------    ------
   Total interest income.............................. 4,892     4,998
 Interest Expense
  NOW                                                     76        84
  Insured money fund and money market                    281       213
  Savings                                                103       113
  Time CDs less than $100,000                          1,502     1,541
  Time CDs $100,000 and above                            243       295
                                                      ------    ------
   Total interest expense on deposits                  2,205     2,246
 Interest expense on short-term borrowings and
  federal funds purchased                                 13         0
 Interest expense on long-term borrowings                 53        47
                                                      ------    ------
    Total interest expense............................ 2,271     2,293
                                                      ------    ------
   Net interest income................................ 2,621     2,705
 Provision for Loan Losses                                75        75
                                                      ------    ------
   Net interest income after provision for loan losses 2,546     2,630
 Noninterest Income
  Trust and investment services fees                     124       133
  Service charges on deposit accounts                    127       108
  Other income                                           201        67
  Gain on sales of securities                             37       122
                                                      ------    ------
   Total noninterest income                              489       430
 Noninterest Expense
  Salaries and benefits                                1,080       982
  Occupancy of premises                                  208       207
  Furniture and equipment                                228       233
  Postage, stationery and supplies                        87        89
  Professional and legal                                  73        48
  Marketing and advertising                               60       115
  Acquired real estate, net                               58        19
  Other                                                  401       350
                                                      ------    ------
   Total noninterest expense                           2,195     2,043
   Income before income taxes                            840     1,017
 Provision for Income Taxes                              239       336
                                                      ------    ------
  Net income..........................................$  601    $  681
  Net income per share                                ======    ======
    Basic..............................................$0.25     $0.28
    Diluted............................................$0.25     $0.28
 See accompanying notes.                 2

                                              CODORUS VALLEY BANCORP, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        Unaudited
                                                         Three months ended
                                                              March 31,
                                                           1999      1998
                                                         -------   -------
Cash Flows From Operating Activities:                (dollars in thousands)
 Net Income                                              $   601   $   681
Adjustments to reconcile net income
  to net cash provided by operations:
   Depreciation                                              198       205
   Provision for loan losses                                  75        75
   Provision for losses on assets acquired in foreclosure     15        22
   Net loss (gain) on sales of assets acquired in foreclosure  4        (6)
   Gain on sales of securities                               (37)     (122)
   (Increase) decrease in interest receivable                (28)       81
   Increase in other assets                                 (186)      (39)
   Increase in interest payable                               54        85
   (Decrease)increase in other liabilities                   106       (88)
   Other, net                                                  7       (35)
                                                         -------   -------
    Net cash provided by operating activities.............   809       859

Cash Flows From Investing Activities:
 Proceeds from sales of securities available for sale      3,030     6,584
 Proceeds from maturities and calls of securities
   available for sale                                      7,123     4,419
 Purchase of securities available for sale                (1,748)  (12,583)
 Net (increase)decrease in loans made to customers        (6,039)      831
 Proceeds from loan sales                                    109        78
 Purchases of premises and equipment                        (348)      (56)
 Proceeds from sale of assets acquired in foreclosure        104       168
                                                         -------   -------
   Net cash provided in investing activities............   2,231      (559)

Cash Flows From Financing Activities:
 Net increase in demand and savings deposits               2,662     3,117
 Net decrease in time deposits                              (661)     (981)
 Net (decrease)in short-term borrowings and
   federal funds purchased                                (1,234)        0
 Net increase (decrease) in long-term borrowings             965       (56)
 Dividends paid                                             (242)     (219)
 Payment to repurchase common stock                          (65)        0
                                                         -------   -------
    Net cash provided by financing activities............  1,425     1,861
                                                         -------   -------
    Net increase in cash and cash equivalents............  4,465     2,161
    Cash and cash equivalents at beginning of year....... 11,092    13,194
                                                         -------   -------
    Cash and cash equivalents at March 31,...............$15,557   $15,355
                                                         =======   =======
Supplemental Disclosures:
 Interest payments                                        $2,151    $2,161
 Income tax payments                                          $0        $0
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

   These statements should be read in conjunction with notes to the audited financial statements contained in the 1998 Annual Report to Stockholders.

   The consolidated financial statements include the accounts of Codorus Valley Bancorp, Inc. and its wholly owned bank subsidiary, PeoplesBank,
   A Codorus Valley Company,   and its wholly owned nonbank subsidiary, SYC
   Realty Company, Inc. All significant intercompany account balances and transactions have been eliminated in consolidation.

   No shares of common stock are reserved for issuance in the event of conversions or the exercise of warrants, options or other rights, except for 134,009 shares for the Corporation's Dividend Reinvestment and Stock Purchase Plan; 75,711 shares for the 1996 Stock Incentive Plan; 105,000 shares for the 1998 Independent Directors' Stock Option Plan; and those shares reserved for the Shareholders' Rights Plan.

   The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2-Summary of Significant Accounting Policies

   Loans Held for Sale - Loans held for sale are reported at the lower of cost or market value. The amount by which cost exceeds market value, if any, is accounted for as a valuation allowance and is charged to expense in the period of the change.

   Per Share Computations - All per share computations include the retroactive effect of stock dividends declared. The weighted average number of shares of common stock outstanding used was approximately 2,417,918 for the three month period ended March 31, 1999 and 2,419,008 for the same period in 1998.

   Reclassifications - Certain reclassifications have been made to the 1998 consolidated financial statements to conform with the 1999 presentation.

   Comprehensive Income - As of January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement No. 130 requires

                                              CODORUS VALLEY BANCORP, INC.

Note 2 - Summary of Significant Accounting Policies, continued

   unrealized gains or losses on available for sale securities, to be included in other comprehensive income. During the first quarter of 1999, total comprehensive income was $386,000, compared to $566,000 for the same period of 1998.

Note 3-Current Accounting Developments

   In December 1998, the Financial Accounting Standards Board (FASB) issued an Invitation to Comment Document entitled "Methods of Accounting for Business Combinations: Recommendations of the G4+1 for Achieving Convergence." Subsequently, in April 1999, the FASB tentatively agreed to eliminate the pooling-of-interests method of accounting for business combinations. In reaching its conclusion, the Board commented that the use of two methods, purchase and pooling-of-interests, makes it difficult for users to compare the financial statements of companies engaged in business combinations, and that the pooling method is inconsistent with the general concept of fair value associated with acquisitions. Accordingly, the Board concluded that there should be a single method of accounting for all business combinations, and that method is the purchase method. As a general rule, the purchase method establishes a new accounting basis for the assets and liabilities acquired based on fair value and recognizes goodwill (positive or negative). Goodwill, the difference between the purchase price and total value of the assets and liabilities obtained, is an intangible asset that must be amortized over future periods. Regarding transition, the Board tentatively concluded that all business combinations reported before final issuance of a new standard, as well as all combinations in process at the time the new standard is issued should be accounted for under APB 16 as a pooling, if the pooling criteria within that standard are met. The FASB expects to issue an Exposure Draft during 1999, but has not yet indicated when it expects to issue the final standard.

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

                                   March     December      March
                                     31,         31,         31,
   (dollars in thousands)           1999        1998        1998
                                   ------      ------      ------
    Impaired loans                 $2,253      $1,706      $2,969

    Amount of impaired loans that
      have a related allowance     $2,253      $1,706      $2,969
    Amount of impaired loans with
      no related allowance             $0          $0          $0

    Allowance for impaired loans     $529        $456        $522

                                          For the three month period ended
                                                      March 31,
                                                  1999        1998
                                                 ------      ------
    Average investment in impaired loans         $1,789      $2,843
    Interest income recognized on
      impaired loans (all cash-basis)               $16         $11


Note 5-Analysis of Allowance for Loan Losses

   Changes in the allowance for loan losses for the three month period ended March 31, were as follows:

     (dollars in thousands)                      1999     1998
                                                ------   ------
    Balance-January 1,                          $1,865   $2,098
    Provision charged to operating expense          75       75
    Loans charged off                               (3)     (15)
    Recoveries                                       6        0
                                                ------   ------
    Balance-March 31,                           $1,943   $2,158
                                                ======   ======

                                              CODORUS VALLEY BANCORP, INC.


Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Below is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Codorus Valley Bancorp, Inc., a bank holding company (CVB), and its wholly-owned subsidiary, PeoplesBank, A Codorus Valley Company (PeoplesBank). CVB's consolidated financial condition and results of operations consist almost entirely of PeoplesBank's financial condition and results of operations. Current performance does not guarantee and may not be indicative of similar performance in the future.

Management has made forward-looking statements in this report, and in documents that are incorporated by reference, that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of the Corporation or Bank. Management is making forward-looking statements when it uses words such as "believes," "expects," "anticipates" or other similar expressions.

Readers should note that many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of CVB or PeoplesBank and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors include the following: operating, legal and regulatory risks; economic, political and competitive forces affecting banking, securities, asset management and credit services businesses; and the risk that management's analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

CVB undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents that CVB files periodically with the Securities and Exchange Commission.


Three months ended March 31, 1999
compared to three months ended March 31, 1998


INCOME STATEMENT ANALYSIS

Overview

Net income for the current three month period was $601,000, or $0.25 per share, compared to $681,000, or $0.28 per share, for the same period in 1998. Per share amounts for both periods were adjusted for stock dividends. Net

                                              CODORUS VALLEY BANCORP, INC.


income for the prior period was positively impacted by gains from periodic asset sales and a one-time expense reduction associated with the termination of the Bank's defined benefit retirement plan. For the three month period (annualized) of 1999, the return on average assets was approximately 0.89 percent compared to 1.07 percent for 1998. For the same periods, the return on average equity was approximately 9.2 percent for 1999 compared to 10.9 percent for 1998.

On March 31, 1999, total assets were approximately $275 million, an increase of $17 million or 7 percent above March 31, 1998. Book value per share, as adjusted for stock dividends, was $11.36 on March 31, 1999, compared to $10.75 on March 31, 1998. As of March 31, 1999, management believes that CVB's capital meets all capital requirements to which it is subject. PeoplesBank's capital ratios also exceed the quantitative federal regulatory minimums for well capitalized commercial banks.

An explanation of the factors and trends that caused changes between the two periods, by earnings category, is provided below.


Net interest income

Net interest income for the current three month period was $2,621,000, a decrease of $84,000 or 3.1 percent less than the same period in 1998. Generally, the decline in net interest income was attributable to declining market interest rates and competitive price pressures. An additional factor which contributed to the decline in net interest income was a $5 million investment in bank owned life insurance (boli) during the third quarter of 1998. Tax exempt income generated from the boli investment is recorded as noninterest income.

Total interest earning assets averaged $244.6 million with a weighted average tax equivalent yield of 7.93 percent for the first quarter of 1999 compared to $234 million and 8.47 percent, respectively, for the first quarter of 1998. Growth in the average volume of interest earning assets occurred primarily in the investment securities and commercial loan portfolios.

Total deposits averaged $238.3 million with a weighted average rate of 3.75 percent for the first quarter of 1999 compared to $224.9 million and 4.05 percent, respectively, for the first quarter of 1998. The average balances of demand and interest bearing demand deposits increased significantly above first quarter 1998, while savings deposits remained flat and CD deposits declined slightly. Due to the growth in relatively low cost core deposits and the need to manage net interest income compression, PeoplesBank has not priced CDs aggressively.

                                              CODORUS VALLEY BANCORP, INC.


Provision for loan losses

The provision expense for possible loan losses was $75,000 for the current three month period, the same as in 1998. The current period provision supported growth in the commercial loan portfolio.


Noninterest income

Total noninterest income for the current three month period was $489,000, an increase of $59,000 or 13.7 percent above the same period in 1998. The overall increase was due primarily to a 200 percent increase in the other income category which reflects increases in the cash surrender value of bank owned life insurance (boli), ATM fees and rental income. Service charge fees on deposit accounts also increased 18 percent above the first quarter of 1998 due to a larger deposit base. During the current period, PeoplesBank recorded $37,000 in gains from the periodic sale of investment securities compared to $122,000 for the same period in 1998.

For 1999, noninterest income is expected to exceed the 1998 level, with the possible exception of gains from asset sales. Boli investment income and rental income from leasing space in CVB and PeoplesBank facilities is projected to make a larger contribution to noninterest income. Additionally, fee income is expected to be generated from the new PeoplesBank subsidiary, SYC Settlement Services, Inc. which began operations in January 1999. SYC Settlement provides real estate title insurance and settlement services.


Noninterest expense

Total noninterest expense for the current three month period was $2,195,000, an increase of $152,000 or 7.4 percent above the same period in 1998. The increase in noninterest expense primarily reflects increases in salaries and benefits, professional and legal, acquired real estate and other operating expenses. Salaries and benefits expense increased $98,000 or 10 percent above 1998 due primarily to merit raises and higher replacement costs. Professional and legal expense increased $25,000 or 52 percent due primarily to consulting fees associated with a third party investment management arrangement for selected accounts within the trust and investment services division, and technology planning. Marketing and advertising expense decreased $55,000 or 48 percent due a lower level of sales training expenses associated with the retail sales training program. Acquired real estate expense increased $39,000 or 205 percent due to greater carrying costs and deterioration in the market value of selected properties. Other expense increased $51,000 or 14.6 percent due in part to accounting reclassifications, timing and normal business growth. Noninterest expense is expected to increase in 1999 due to planned strategic initiatives, and normal business growth.

                                              CODORUS VALLEY BANCORP, INC.


Sales and product training

In January 1998, PeoplesBank contracted with a national sales training and consulting firm to implement a sales and product training program. The program is focused on the retail banking staff and has two primary objectives: first, to expedite the transformation of the Bank to a customer-focused corporate culture, based upon superior sales and service; second, to increase sales through improved selling skills, increased product knowledge and confidence, and sales incentives. Formal training of the retail banking staff began in May 1998. This comprehensive retail training program is expected to take approximately 30 months to complete at an estimated cost of $175,000. Through March 31, 1999, PeoplesBank expensed approximately $97,200 on this program ($2,200 in 1999 and $95,000 for the full year 1998).


Year 2000 compliance

The following section contains forward-looking statements which involve risks and uncertainties. The actual impact of the Year 2000 issue (Y2K) on CVB could materially differ from that which is anticipated in the forward-looking statements as a result of certain factors identified below.

The Year 2000 issue poses significant risks for all businesses, households and governments. The risk is that on January 1, 2000, date sensitive systems using two digits to represent the year may not be able to distinguish between the Year 2000 and the Year 1900. The date problem could result in system failures or miscalculations causing disruptions in normal business and governmental operations. The problem has broad implications far beyond familiar computer systems and could adversely impact security systems, telephone systems, climate control systems, elevators, automobiles and other date sensitive systems. Unfortunately, there is no universal solution for this problem and resolution of the Year 2000 issue may be both labor intensive and costly for some companies.

PeoplesBank is subject to the regulation and oversight of various banking regulators, whose oversight includes the provision of specific timetables, programs and guidance regarding Y2K issues. Regulatory examination of PeoplesBank's Y2K programs are conducted periodically, and reports from management are submitted quarterly to CVB's Board of Directors.

Corporation's State of Year 2000 Readiness

Resolving the Year 2000 issue is one of CVB's highest priorities. In 1997, a project team was formed to address the Y2K issue. Based on an internal assessment of CVB's systems and software, the project team determined that some existing systems and software must be remediated or replaced prior to the millennium.

                                              CODORUS VALLEY BANCORP, INC.


Management presently believes that as a result of modifications to existing software and hardware and conversions to new software, the Y2K issue can be mitigated. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Y2K issue could have a material adverse impact on the operations of CVB.

CVB has initiated communications with its major vendors to determine the extent to which these third parties will be Y2K compliant. To date, responses have been positive; however, there is no guarantee that the systems and software of other companies on which CVB relies will be Y2K compliant. As a precaution CVB will test, and develop contingency plans, as needed, for mission critical systems.

Further, PeoplesBank has communicated with its large commercial borrowers. These borrowers may pose a credit risk to PeoplesBank if they are not Y2K compliant, and their businesses are disrupted. Responses from large commercial borrowers are currently being evaluated, and PeoplesBank will take appropriate action based upon their level of readiness for Year 2000. PeoplesBank has also incorporated a Y2K readiness review in its underwriting process for business loans.

Costs of Year 2000 Readiness

As of March 31, 1999, management's best estimate of the total cost of Y2K readiness is $45,000. Of the total estimate, $12,000 is expected to be expended in 1999. The remaining $33,000 was expended in 1998. Y2K expenditures were incurred principally for external technicians for system test plans and testing. In addition, PeoplesBank replaced an aged item-processing system in April 1999. On a comparable basis, this system cost approximately $300,000 (exclusive of the cost of a check imaging capability unique to the new system) which produces an annual after-tax depreciation expense of $28,000 based on a seven-year expected useful life. Implementation of this mission critical system was accelerated from its original fourth quarter 1999 target date.

The cost of the Y2K project and the date on which CVB plans to become Y2K compliant is based on management's best estimates, which assume the continued availability of certain resources, third party modification plans and other factors. However, there is no guarantee that these estimates will be achieved and actual results could differ materially from management's plan.

Risks of Year 2000

At present, management believes its progress in remedying CVB's systems, programs and applications and installing Y2K compliant upgrades is on target.

                                              CODORUS VALLEY BANCORP, INC.


The Y2K problem creates risk for CVB from unforeseen problems in its own computer systems and from third party vendors who provide the majority of mainframe and pc-based computer applications. Failure of third party systems relative to the Y2K issue could have a material impact on CVB's ability to conduct business. CVB is also exposed to credit risk if large commercial borrowers are not Y2K compliant and their businesses are disrupted.

Contingency Plans for Year 2000

Mission critical systems have been remediated and tested for Year 2000 compliance. Mission critical systems were successfully tested and operated correctly within the test environment. CVB will continue to monitor and test mission critical systems and is in the process of developing a business resumption contingency plan.

In accordance with regulatory mandate, CVB was substantially Year 2000 compliant by year end 1998. However, uncertainties remain about whether or not CVB's third party vendors and large commercial borrowers will be Year 2000 compliant. Accordingly, the financial impact of the Year 2000 issue on CVB's assets, earnings and liquidity cannot be determined at this time.


Sales of insurance and related investment products

During 1997, Pennsylvania enacted a law to permit state chartered banking institutions to sell insurance. This followed the U.S. Supreme Court decision in favor of nationwide insurance sales by banks and barring states from blocking insurance sales by national banks in towns with populations of no more than 5,000. In January 1999, PeoplesBank subsidiary, SYC Settlement Services, Inc. began operations. This subsidiary, created and operated at minimal cost, will generate fee income for PeoplesBank by providing real estate title insurance and settlement services. PeoplesBank is currently evaluating its options regarding the sale of other insurance and related investment products.


Income taxes

The provision for federal income taxes was $239,000 for the current three month period, compared to $336,000 for the same period in 1998. The decrease in the tax provision for 1999 was the result of a lower level of income before income taxes and a higher level of tax-exempt income.

                                              CODORUS VALLEY BANCORP, INC.


BALANCE SHEET REVIEW

Investment securities

The average volume (based on amortized cost) of securities available-for-sale was $49.9 million for the first quarter of 1999 compared to $37.1 million for the first quarter of 1998. During the current quarter, management sold securities with a carrying cost of approximately $3 million which generated a pretax gain of $37,000. Comparatively, $6.5 million of securities were sold to generate a pretax gain of $122,000 during the first quarter of 1998. Investment securities were sold to benefit from attractive market prices and realize a portion of the relatively high level of unrealized portfolio holding gains.


Loans

During the current period, total performing loans averaged $191.6 million, an increase of $2.6 million or 1.4 percent above the average for the first quarter of 1998. The increase was due primarily to growth in commercial loans, principally within the fixed rate commercial loan portfolio. Commercial loan growth was strong during the current quarter and began to compensate for portfolio runoff that occurred during 1998. Runoff in the prior year was attributable to competitive price pressures and early loan payoffs associated with clients selling businesses.

It is probable that competitive pressures, particularly for commercial loans, will constrain loan growth for commercial banks in the period ahead. In spite of competitive pressures, PeoplesBank is committed to maintain high underwriting standards.


Other assets

On March 31, 1999, other assets were $7.9 million, an increase of $7 million above March 31, 1998. Most of the increase in other assets was caused by a $5 million investment in bank owned life insurance in the third quarter of 1998. This investment was purchased to provide a tax-exempt return to PeoplesBank, and offset the costs associated with supplemental benefit plans for selected executive officers and Board members. The tax-exempt yield on the investment is projected to range from 5.5 to 6.0 percent. This investment was funded by the liquidation of short-term investments with correspondent banks. The increase in other assets also reflects a $1.8 million increase in assets acquired, ie., assets taken in satisfaction of debt, as discussed in the risk management section of this report.

                                              CODORUS VALLEY BANCORP, INC.


FUNDING

Deposits

For the current quarter, the average balance of deposits was approximately $238.3 million, an increase of $13.5 million or 6 percent above the same quarter in 1998. The deposit mix continues to change favorably as relatively low cost demand deposits outgrow higher priced CDs. Management believes that deposit growth is attributable to increased selling effectiveness by the retail banking staff pursuant to the formal sales and product training program, and the addition of new customers who left selected banking competitors that were merged with, or acquired by, large non-local financial corporations.

It is probable that competitive pressures, particularly the stock and mutual funds markets, will continue to constrain deposit growth for commercial banks in the period ahead.


Short-Term and Long-Term Borrowings

In order to meet short-term funding needs PeoplesBank can borrow from larger correspondent banks in the form of funds purchased. PeoplesBank also utilizes available credit through the Federal Home Loan Bank of Pittsburgh (FHLBP). The rate is established daily based on prevailing market conditions for overnight funds.

PeoplesBank's maximum borrowing capacity, as established quarterly by the FHLBP, was approximately $69 million, at December 31, 1998, the most recent available date. At March 31, 1999, PeoplesBank had approximately $3.5 million outstanding with the FHLBP in the form of long-term fixed rate debt.


Stockholders' Equity

Stockholders' equity, or capital, is a source of funds which enables CVB to maintain asset growth and to absorb losses. Total stockholders' equity was $26,137,000 at March 31, 1999, an increase of $1,365,000 or 5.5 percent above March 31, 1998. The increase in total equity in the current period was primarily attributable to earnings retention from profitable operations. Book value per share was $11.36 on March 31, 1999, compared to $10.75 on March 31, 1998. Per share amounts for both periods were adjusted for stock dividends, including a stock dividend declared in April 1999.

The level of capital for CVB and PeoplesBank remained sound for both periods. PeoplesBank exceeded all minimum regulatory requirements for well capitalized commercial banks as established by the FDIC, its primary federal regulator. The FDIC's minimum quantitative standards for a well capitalized

                                              CODORUS VALLEY BANCORP, INC.


institution are as follows: Tier I risk-based capital, 6 percent; Total risk-based capital, 10 percent; and Leverage ratio, 5 percent. At the state level, the Pennsylvania Department of Banking uses a Leverage ratio guideline of 6 percent. CVB's and PeoplesBank's capital amounts and classification are also subject to qualitative judgements by regulators. The table below depicts the capital ratios for CVB and PeoplesBank for the periods ended March 31, 1999 and 1998. The level of PeoplesBank's capital reflects dividends PeoplesBank paid to CVB to fund construction of the Corporate Center.

Ratios                               CVB             PeoplesBank
                               3/31/99  3/31/98    3/31/99  3/31/98
Tier I risk-based capital       12.2     12.6        10.0    10.2
Total risk-based capital        13.2     13.7        11.0    11.3
Leverage                         9.6      9.7         7.8     7.7

Capital investments made in earlier periods, as described in previous SEC filings, and future investment will impact current and future earnings and capital growth. Possible future investments could include expansion of the community office franchise, purchase of technological system solutions, and acquisition of other financial services companies. Recently, management contracted for the purchase of an item processing system with check imaging capability. This system replaces an aged item processing system that is not Y2K compliant. The new system, which is more efficient and has more capacity, is projected to cost approximately $650,000 ($300,000 for item processing and $350,000 for check imaging) and will be depreciated over an expected useful life of five to seven years. Installation of the system was completed during April 1999. Management and the Board of Directors believe that capital investments, guided by a long range strategic plan, are necessary to develop an infrastructure to grow market share and net income over the long-term, and are important components of the overall strategy of enhancing long-term shareholder value.

On April 13, 1999, the Board declared a regular quarterly cash dividend of $.105 cents per share, payable May 11, 1999, to shareholders of record April 27, 1999. This follows a $.105 cents per share cash dividend paid on February 9, 1999.

Also on April 13, 1999, the Board declared a 5 percent stock dividend, payable on or before June 10, 1999, to shareholders of record April 27, 1999. Payment of this dividend will result in the issuance of approximately 115,021 shares of common stock. Comparatively, a 5 percent stock dividend was paid in June 1998. In January 1998, CVB paid a two-for-one stock split effected in the form of a 100 percent stock dividend. The payment of stock dividends is another method of enhancing shareholder value.

In February 1999, CVB publicly announced that its Board authorized the purchase, in open market and privately negotiated transactions, of up to 112,500 shares or 4.9 percent of CVB's outstanding common stock. Purchases are authorized periodically when market conditions warrant, and are expected

                                              CODORUS VALLEY BANCORP, INC.


to be funded using available excess capital. As of March 31, 1999, 3,572 shares were purchased by CVB at a total cost of $65,000 and held in treasury.


The weighted average number of shares of common stock outstanding, adjusted for stock dividends, was approximately 2,417,918 shares for the three month period ended March 31, 1999, and 2,419,008 shares for the same period in 1998.


RISK MANAGEMENT

Nonperforming assets

A summary of nonperforming assets and past due loans, and related ratios, is provided in Table 1 included in this report. An explanation of changes within each classification for March 31, 1999, compared to March 31, 1998, is provided below.

A major component of nonperforming assets is impaired loans. For all reporting periods, impaired loans were principally comprised of collateral dependent commercial loans and residential mortgage loans classified as nonaccrual. Accordingly, CVB uses the cash basis method to recognize interest income on loans that are impaired. On March 31, 1999, the impaired loan portfolio was $2,253,000, which reflected a $716,000 or 24 percent decline since March 31, 1998, due primarily to reclassifications to the assets acquired category. At March 31, 1999, the impaired loan portfolio was comprised of twenty unrelated accounts, primarily commercial loan relationships, ranging in size from $25,000 to $759,000. These loan relationships vary by industry and are generally collateralized with real estate assets. A loss allowance, which is evaluated at least quarterly, has been established for accounts that appear to be under-collateralized. Efforts to modify contractual terms for individual accounts, based on prevailing market conditions, or liquidate collateral assets, are proceeding as quickly as potential buyers can be located and legal constraints permit.

Assets acquired in foreclosure, net of allowance, were $1,968,000 on March 31, 1999, an increase of $1,772,000 above March 31, 1998. The increase in assets acquired was caused primarily by a reclassification of impaired loans for two commercial accounts. The most significant account involved an improved real estate property taken via deed-in-lieu of foreclosure in May 1998. CVB's carrying value for this asset, which makes up 51 percent of the assets acquired portfolio, is approximately $996,000. Management believes that the net realizable value of this property is sufficiently greater than its carrying value based on a recent external appraisal. A loss allowance, which is evaluated at least quarterly, has been established for assets whose estimated market value, less selling expenses, are below their financial carrying costs. At March 31, 1999, the allowance for assets acquired was $69,000. For the first three months of 1999, a $15,000 loss provision was

                                              CODORUS VALLEY BANCORP, INC.


recorded to reflect a decline in fair value. Comparatively, a $22,000 loss provision was deemed necessary for the same period in 1998. Efforts to liquidate assets acquired are proceeding as quickly as potential buyers can be located and legal constraints permit.

At March 31, 1999, loans past due 90 days or more and still accruing interest totalled $106,000, compared to $162,000 for March 31, 1998. Generally, loans in the past due category are well collateralized and in the process of collection. The current level of past due loans is closely monitored and believed to be within a manageable range.

At March 31, 1999, there were no potential problem loans, as defined by the Securities and Exchange Commission, identified by management. However, management was monitoring loans of approximately $7.5 million for which the ability of the borrower to comply with present repayment terms was uncertain. These loans were not included in the Table 1 disclosure. They are monitored closely, and management presently believes that the allowance for loan losses is adequate to cover anticipated losses that may be attributable to these loans. Comparatively, management was monitoring loans of approximately $14 million on March 31, 1998.


Allowance for loan losses

Table 2, Analysis of Allowance for Loan Losses depicts a $1,943,000 allowance at March 31, 1999, which was 1 percent of total loans. The current period allowance declined from the prior year primarily as a result of a $456,000 charge-off attributable to a single commercial borrower whose account was deemed partially uncollectible in June 1998. The provision expense for the current three month period was $75,000, the same as the first three months of 1998.

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

The loan-to-deposit ratio was approximately 80 percent at March 31, 1999, compared to 82 percent at March 31, 1998. The ratio for both periods was within current policy guidelines.

                                              CODORUS VALLEY BANCORP, INC.


Market risk management

In the normal course of conducting business CVB is exposed to market risk, principally interest rate risk, through the operations of its banking subsidiary. Interest rate risk arises from market driven fluctuations in interest rates which may affect cash flows, income, expense and values of financial instruments. Interest rate risk is managed by an Asset-Liability Management Committee comprised of members of senior management and an outside director. No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided in the SEC Form 10-K for period ended December 31, 1998.


Other risks

Periodically, various types of federal and state legislation are proposed that could result in additional regulation of, or restrictions on, the business of CVB and its subsidiaries. It cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of CVB and its subsidiaries.

Further, the business of CVB is also affected by the state of the financial services industry in general. As a result of legal and industry changes, management predicts that the industry will continue to experience an increase in consolidations and mergers as the financial services industry strives to increase profits and market share. Management also expects increased diversification of financial products and services offered by the Corporation or subsidiary thereof, and its competitors. Management believes that such consolidations and mergers, and diversification of products and services may enhance its competitive position as a community bank.

Congress is currently considering legislation to modernize the financial services industry. This proposed legislation will likely deregulate many activities engaged in currently, or prospectively, by CVB and PeoplesBank. It is also likely to present many opportunities and challenges to CVB and PeoplesBank. However, the exact effects of this legislation cannot be determined at this time.

                                              CODORUS VALLEY BANCORP, INC.

Table 1 - Nonperforming Assets and Past Due Loans

                                     March 31,  December 31,   March 31,
(dollars in thousands)                 1999        1998         1998
                                      ------      ------       ------
Impaired loans (1)                    $2,253      $1,706       $2,969
Assets acquired in foreclosure (2)     1,968       1,871          196
                                      ------      ------       ------
  Total nonperforming assets          $4,221      $3,577       $3,165
                                      ======      ======       ======
Loans past due 90 days or more
 and still accruing interest            $106         $13         $162

Ratios:

Impaired loans as a % of
 total period-end loans                1.16%         .90%         1.56%

Nonperforming assets as a % of
 total period-end loans and net
 assets acquired in foreclosure        2.14%        1.87%         1.66%

Nonperforming assets as a % of
 total period-end stockholders'
 equity                               16.15%       13.73%        12.78%

Allowance for loan losses as a
 multiple of impaired loans             .9x          1.1x           .7x

Interest not recognized on impaired
loans at period-end: (3)

Contractual interest due               $225         $312          $365
Interest revenue recognized              16           73            11
                                       ----         ----          ----
Interest not recognized in operations  $209         $239          $354
                                       ====         ====          ====
(1) Comprised solely of nonaccrual loans.
(2) Net of related allowance(reserve).
(3) This table includes interest not recognized on loans which were classified as impaired at period-end. While every effort is being made to collect this interest revenue, it is probable a portion will never be recovered.

                                              CODORUS VALLEY BANCORP, INC.

Table 2-Analysis of Allowance for Loan Losses


 (dollars in thousands)                          1999     1998
                                                ------   ------
 Balance-January 1,                             $1,865   $2,098

 Provision charged to operating expense             75       75

 Loans charged off:
   Commercial                                        1       15
   Real estate-mortgage                              0        0
   Consumer                                          2        0
                                                ------   ------
     Total loans charged off                         3       15

 Recoveries:
   Commercial                                        3        0
   Real estate-mortgage                              0        0
   Consumer                                          3        0
                                                ------   ------
     Total recoveries                                6        0
                                                ------   ------
     Net (recoveries)chargeoffs                     (3)      15

 Balance-March 31,                              $1,943   $2,158
                                                ======   ======
 Ratios:

 Net charge-offs (annualized) to average
   total loans                                    .00%     0.03%
 Allowance for loan losses to total loans
   at period-end                                 1.00%     1.13%
 Allowance for loan losses to impaired loans
   and loans past due 90 days or more            82.4%     68.9%



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred in the market risk strategy as discussed in the Form 10-K for the period ended December 31, 1998. (SEC file number 000-15536, "Item 7A: Quantitative and Qualitative Disclosures About Market Risk," pages 9 and 10 of Form 10-K.)

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

Item 6. Exhibits and reports on Form 8-K

        (a) Exhibits-The following exhibit is being filed as part of this
            Report: (see also Item 6(b))

              Exhibit No.             Description
                 27       Financial Data Schedule as of March 31, 1999.

        (b) Reports on Form 8-K-

Codorus Valley Bancorp, Inc. filed a Form 8-K, via EDGAR, dated February 11, 1999. It disclosed that on February 9, 1999, the Corporation released a Press Release announcing the initiation of a common stock repurchase program. The Board of Directors authorized the purchase, in open market and privately negotiated transactions, of up to 112,500 shares of its outstanding common stock, or approximately 4.9% of the then outstanding shares. Repurchases are authorized to be made from time to time when market conditions warrant. The purchases are expected to be funded by using available excess capital.

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

                                         Codorus Valley Bancorp, Inc.
                                        (Registrant)



May 12, 1999                          /s/ Larry J. Miller
Date                                  Larry J. Miller,
                                      President & CEO
                                      (principal executive officer)

May 12, 1999                          /s/ Jann A. Weaver
Date                                  Jann A. Weaver,
                                      Assistant Treasurer &
                                      Assistant Secretary
                                      (principal financial and
                                        accounting officer)