Form 10-Q
period 1999-06-30
CODORUS VALLEY BANCORP INC
filed 1999-08-06
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                         WASHINGTON, D.C. 20549

                                                FORM 10-Q
(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1999
                                        OR
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                              PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or
15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes    No
                                  APPLICABLE ONLY TO CORPORATE ISSUERS
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
2,403,075 shares of $2.50 (par value) common stock were outstanding as of 7-27-99 .

                                      CODORUS VALLEY BANCORP, INC.
                                                10Q INDEX


                                                             Page
                                                               #

PART I  - FINANCIAL INFORMATION:

Item 1. Financial Statements
          Consolidated Statements of Financial Condition...    1
          Consolidated Statements of Income................    2
          Consolidated Statements of Cash Flows............    3
          Notes to Consolidated Financial Statements.......    4

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............    7

Item 3. Quantitative  and Qualitative  Disclosures About
          Market Risk......................................   22


PART II - OTHER INFORMATION

Item 1. Legal proceedings..................................   23

Item 2. Changes in securities and use of proceeds..........   23

Item 3. Defaults by the company on its senior securities...   23

Item 4. Results of votes of security holders...............   23

Item 5. Other information..................................   24

Item 6. Exhibits and reports on Form 8-K...................   24

SIGNATURES.................................................   25

EXHIBIT 27, Financial Data Schedule........................   26

PART I - FINANCIAL INFORMATION:  Item 1.  Financial Statements
                                          CODORUS VALLEY BANCORP, INC.
                                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                    Unaudited
                                                  June     December
                                                   30,        31,
(dollars in thousands)                            1999       1998
Assets                                         ---------  ---------
 Cash and due from banks
  Interest bearing deposits with banks          $    231   $    203
  Noninterest bearing deposits and cash            6,845     10,889
 Federal funds sold                                1,949          0
 Securities available for sale                    48,560     56,225
 Loans                                           203,507    189,111
 Less-allowance for loan losses                   (2,021)    (1,865)
                                                --------   --------
   Total net loans                               201,486    187,246
 Premises and equipment                            9,358      9,345
 Interest receivable                               1,505      1,588
 Other assets                                      8,078      7,586
                                                --------   --------
   Total assets.................................$278,012   $273,082
                                                ========   ========
Liabilities
 Deposits
  Noninterest bearing demand                    $ 24,195   $ 25,047
  NOW                                             24,256     26,936
  Insured money fund and money market             42,079     36,577
  Savings                                         21,441     20,655
  Time CDs less than $100,000                    113,372    113,688
  Time CDs $100,000 and above                     18,336     19,010
                                                --------   --------
   Total deposits                                243,679    241,913
 Federal funds purchased                               0      1,234
 Other short-term borrowings                       3,800          0
 Long-term borrowings                              3,475      2,571
 Interest payable                                    751        770
 Other liabilities                                   400        536
                                                --------   --------
   Total liabilities............................ 252,105    247,024
Stockholders' Equity
 Series preferred stock, par value $2.50
  per share; 1,000,000 shares authorized;
  0 shares issued and outstanding                      0          0
 Common stock, par value $2.50 per share;
  10,000,000 shares authorized; 2,405,484 shares
  issued and outstanding at 6/30/99; 2,303,987
  at 12/31/98                                      6,020      5,760
 Additional paid-in capital                       11,980     10,279
 Retained earnings                                 8,112      9,561
 Accumulated other comprehensive income from
  unrealized losses on securities, net of tax       (162)       458
 Less:  Treasury stock, 2,343 common shares          (43)         0
                                                --------   --------
   Total stockholders' equity...................  25,907     26,058
   Total liabilities and stockholders' equity...$278,012   $273,082
                                                ========   ========

See accompanying notes.                                     1

                                              CODORUS VALLEY BANCORP, INC.
                                            CONSOLIDATED STATEMENTS OF INCOME
                                                        Unaudited

                                                     Three months ended    Six months ended
                                                           June 30,            June 30,
(dollars in thousands, except per share data)           1999      1998      1999      1998
                                                      ------    ------    ------    ------
Interest Income
 Interest and fees from loans                         $4,290    $4,269    $8,419    $8,559
  Interest from federal funds sold and interest
   bearing deposits with banks                            30       118        67       227
  Interest and dividends from securities
   Taxable interest income                               583       598     1,208     1,124
   Tax-exempt interest income                             94        74       176       132
   Dividend income                                        23        14        42        29
                                                      ------    ------    ------    ------
   Total interest income.............................. 5,020     5,073     9,912    10,071
 Interest Expense
  NOW                                                     62        87       138       171
  Insured money fund and money market                    309       238       590       451
  Savings                                                107       119       210       232
  Time CDs less than $100,000                          1,498     1,541     3,000     3,082
  Time CDs $100,000 and above                            236       280       479       575
                                                      ------    ------    ------    ------
   Total interest expense on deposits                  2,212     2,265     4,417     4,511
 Interest expense on short-term borrowings and
  federal funds purchased                                 24         0        37         0
 Interest expense on long-term borrowings                 55        47       108        94
                                                      ------    ------    ------    ------
    Total interest expense............................ 2,291     2,312     4,562     4,605
                                                      ------    ------    ------    ------
   Net interest income................................ 2,729     2,761     5,350     5,466
 Provision for Loan Losses                                75       225       150       300
                                                      ------    ------    ------    ------
   Net interest income after provision for loan losses 2,654     2,536     5,200     5,166
 Noninterest Income
  Trust and investment services fees                     137       151       261       284
  Service charges on deposit accounts                    146       123       273       231
  Other income                                           208        82       409       149
  Gain on sales of loans                                   2       104         2       104
  Gain on sales of securities                              6         0        43       122
                                                      ------    ------    ------    ------
   Total noninterest income                              499       460       988       890
 Noninterest Expense
  Salaries and benefits                                1,178     1,007     2,258     1,989
  Occupancy of premises                                  199       195       407       402
  Furniture and equipment                                251       239       479       472
  Postage, stationery and supplies                       121       112       208       201
  Professional and legal                                  68        57       141       105
  Marketing and advertising                              115        79       173       131
  Acquired real estate, net                               20        12        78        31
  Other                                                  372       358       775       771
                                                      ------    ------    ------    ------
   Total noninterest expense                           2,324     2,059     4,519     4,102
   Income before income taxes                            829       937     1,669     1,954
 Provision for Income Taxes                              230       341       469       677
                                                      ------    ------    ------    ------
  Net income..........................................$  599    $  596    $1,200    $1,277
  Net income per share                                ======    ======    ======    ======
    Basic..............................................$0.25     $0.25     $0.50     $0.53
    Diluted............................................$0.25     $0.25     $0.50     $0.53
 See accompanying notes.

                                              CODORUS VALLEY BANCORP, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        Unaudited
                                                          Six months ended
                                                             June 30,
                                                           1999      1998
                                                         -------   -------
Cash Flows From Operating Activities:                (dollars in thousands)
 Net Income                                              $1,200    $ 1,277
Adjustments to reconcile net income
  to net cash provided by operations:
   Depreciation                                             413        416
   Provision for loan losses                                150        300
   Provision for losses on assets acquired in foreclosure    15         22
   Net loss on sales of assets acquired in foreclosure        4          1
   Gain on sales of loans                                    (2)      (104)
   Gain on sales of securities                              (43)      (122)
   Decrease (increase) in interest receivable                83        (22)
   (Increase) decrease in other assets                     (432)       128
   Decrease in interest payable                             (19)       (27)
   Decrease in other liabilities                            (23)      (441)
   Other, net                                                 1        (82)
                                                         -------   -------
    Net cash provided by operating activities.............1,347      1,346

Cash Flows From Investing Activities:
 Proceeds from sales of securities available for sale      6,055     6,584
 Proceeds from maturities and calls of securities
   available for sale                                     10,319     6,996
 Purchase of securities available for sale                (9,689)  (22,368)
 Net (increase)decrease in loans made to customers       (14,838)      (51)
 Proceeds from loan sales                                    306     3,384
 Purchases of premises and equipment                        (426)     (197)
 Proceeds from sale of assets acquired in foreclosure        354       286
                                                         -------   -------
   Net cash used in investing activities................  (7,919)   (5,366)

Cash Flows From Financing Activities:
 Net increase in demand and savings deposits               2,756     7,894
 Net decrease in time deposits                              (990)   (3,531)
 Net increase in short-term borrowings and
   federal funds purchased                                 2,566         0
 Net increase (decrease) in long-term borrowings             904      (114)
 Dividends paid                                             (483)     (439)
 Payment to repurchase common stock                         (243)        0
 Cash paid in lieu of fractional shares                       (5)       (6)
                                                         -------   -------
    Net cash provided by financing activities............  4,505     3,804
                                                         -------   -------
    Net decrease in cash and cash equivalents............ (2,067)     (216)
    Cash and cash equivalents at beginning of year....... 11,092    13,194
                                                         -------   -------
    Cash and cash equivalents at June 30,................$ 9,025   $12,978
                                                         =======   =======
Supplemental Disclosures:
 Interest payments                                        $4,436    $4,538
 Income tax payments                                        $592      $662
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

   The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2-Summary of Significant Accounting Policies

   Loans Held for Sale - Loans held for sale are reported at the lower of cost or market value. The amount by which cost exceeds market value, if any, is accounted for as a valuation allowance and is charged to expense in the period of the change.

   Per Share Computations - All per share computations include the retroactive effect of stock dividends, including the 5 percent stock dividend paid June 11, 1999. The weighted average number of shares of common stock outstanding used was approximately 2,404,182 for the six month period ended June 30, 1999 and 2,407,827 for the same period in 1998.

   Reclassifications - Certain reclassifications have been made to the 1998 consolidated financial statements to conform with the 1999 presentation.

   Comprehensive Income - As of January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement No. 130 requires

                                              CODORUS VALLEY BANCORP, INC.

Note 2 - Summary of Significant Accounting Policies, continued

   unrealized gains or losses on available for sale securities, to be included in other comprehensive income. Total comprehensive income was $194,000 for the quarter ended June 30, 1999, compared to $546,000 for the same period of 1998. Year to date total comprehensive income was $580,000 for 1999, compared to $1,112,000 for 1998.

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

                                                June 30,   December 31,
   (dollars in thousands)                         1999        1998
                                                 ------      ------
    Impaired loans                               $2,310      $1,706

    Amount of impaired loans that
      have a related allowance                   $2,310      $1,706
    Amount of impaired loans with
      no related allowance                           $0          $0

    Allowance for impaired loans                   $528        $456

                                          For the six month period ended
                                                      June 30,
                                                  1999        1998
                                                 ------      ------
    Average investment in impaired loans         $2,045      $2,650
    Interest income recognized on
      impaired loans (all cash-basis)               $30         $46


Note 5-Analysis of Allowance for Loan Losses

   Changes in the allowance for loan losses for the six month period ended June 30, were as follows:

     (dollars in thousands)                       1999        1998
                                                 ------      ------
    Balance-January 1,                           $1,865      $2,098
    Provision charged to operating expense          150         300
    Loans charged off                                (4)       (488)
    Recoveries                                       10          12
                                                 ------      ------
    Balance-June 30,                             $2,021      $1,922
                                                 ======      ======

                                             CODORUS VALLEY BANCORP, INC.


Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Below is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Codorus Valley Bancorp, Inc., a bank holding company (CVLY or Corporation), and its wholly-owned subsidiary, PEOPLESBANK, A Codorus Valley Company (PEOPLESBANK). CVLY's consolidated financial condition and results of operations consist almost entirely of PEOPLESBANK's financial condition and results of operations. Current performance does not guarantee and may not be indicative of similar performance in the future.

Management has made forward-looking statements in this report, and in documents that are incorporated by reference, that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of CVLY or PEOPLESBANK. Management is making forward-looking statements when it uses words such as "believes," "expects," "anticipates" or other similar expressions.

Many factors, some of which are discussed elsewhere in this document and in the documents that are incorporated by reference, could affect the future financial results of CVLY or PEOPLESBANK and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors include: operating, legal and regulatory risks; economic, political and competitive forces affecting banking, securities, asset management and credit services businesses; and the risk that management's analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

CVLY undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents that CVLY files periodically with the Securities and Exchange Commission.


Three months ended June 30, 1999
compared to three months ended June 30, 1998


INCOME STATEMENT ANALYSIS

Overview

Net income for the current three month period was $599,000, or $.25 per share compared to $596,000 or $.25 per share, for the same period in 1998. An increase in noninterest income and lower provisions for loan losses and taxes

                                              CODORUS VALLEY BANCORP, INC.


for the current quarter were largely offset by an increase in noninterest expense. The current quarter included $2,000 in gains from the periodic sale of loans compared to $104,000 for the second quarter in 1998. An explanation of the factors and trends that caused changes between the two periods, by earnings category, is provided below.


Net interest income

Net interest income for the current three month period was $2,729,000 representing a $32,000 or 1.2 percent decrease from the second quarter of 1998. Generally, the decline in net interest income was attributable to lower yields on loans and investments due to competitive pressures, and declining market interest rates during 1998 and early 1999.

Total earning assets averaged $250 million with a weighted average tax equivalent yield of 7.78 percent for the second quarter of 1999 compared to $236 million and 8.29 percent, respectively, for the second quarter of 1998. Growth in the average volume of interest earning assets occurred primarily in the commercial loan portfolio.

In June 1999, CVLY and PEOPLESBANK began to execute a $10 million leverage growth strategy which involves investment in long term trust preferred securities funded by borrowings from third parties. The purpose of the leverage strategy is to generate additional net interest income to help offset financial opportunity costs associated with the long term investment in the Codorus Valley Corporate Center facility. The leverage strategy is expected to be completed in the third quarter of 1999.

Total deposits averaged $243 million with a weighted average rate of 3.64 percent for the second quarter of 1999 compared to $226 million and 4.01 percent, respectively, for the second quarter of 1998. Relatively low cost demand and interest bearing demand core deposits increased from last year while CDs remained stable.


Provision for loan losses

A $75,000 provision expense for possible loan losses was recorded for the current period to support growth in the commercial loan portfolio. Comparatively, a $225,000 provision was recorded for the second quarter of 1998 to support a higher level of net loan charge-offs.


Noninterest income

Total noninterest income for the current three month period was $499,000, an increase of $39,000 or 8.5 percent above the same period in 1998. The overall increase was due primarily to a 154 percent increase in the other income

                                              CODORUS VALLEY BANCORP, INC.


category which reflects increases in the cash surrender value of bank owned life insurance (boli), ATM fees and rental income. Service charge fees on deposit accounts also increased approximately 19 percent above the second quarter of 1998 due to a larger deposit base. During the current period, PEOPLESBANK recorded $2,000 in gains from the periodic sale of loans compared to $104,000 for the second quarter of 1998.


Commercial equipment leasing

In May 1999, PEOPLESBANK entered into a third party commercial leasing arrangement in order to provide the Bank with an additional source of income, and expand its menu of commercial services. Under the arrangement, PEOPLESBANK will fund leases that meet its credit risk standards with assignment of the lease and a security interest in the leased equipment as collateral. Third party responsibilities include entering into the lease agreement with the lessee, equipment purchase and disposition, marketing and administrative support, and providing PEOPLESBANK with commercial leasing expertise. Start-up costs were approximately $10,000 and ongoing expenses associated with the commercial leasing arrangement are expected to be insignificant.


Noninterest expense

Total noninterest expense for the current three month period was $2,324,000 or 12.9 percent above the second quarter of 1998. The increase in noninterest expense primarily reflects increases within the salaries and benefits, and marketing expense categories as described in the year-to-date section of this report.


Capital investment in technology

In late April 1999, PEOPLESBANK completed the installation of an item processing system with check imaging capability. This mission critical system replaced an aged, fully depreciated, item processing system that was not Y2K compliant. The new system, which is more efficient and has more processing capacity, cost approximately $650,000 ($300,000 for item processing and $350,000 for check imaging) and was funded internally. Annual depreciation expense on the new system will approximate $110,000 based on an expected useful life of five to seven years. Following installation and testing, the system was introduced to PEOPLESBANK clients effective July 1, 1999.

                                              CODORUS VALLEY BANCORP, INC.


Income taxes

The provision for federal income taxes was $230,000 for the current three month period, compared to $341,000 for the same period in 1998. The decrease in the tax provision for 1999 was the result of a lower level of income before income taxes and a higher level of tax-exempt income.


Six months ended June 30, 1999
compared to six months ended June 30, 1998


INCOME STATEMENT ANALYSIS

Overview

Net income for the current six month period was $1,200,000 or $.50 per share, compared to $1,277,000 or $0.53 per share, for the same period in 1998.
All per share amounts were adjusted for stock dividends. Net income for the current period was less than 1998 due primarily to a reduction in net interest income attributable to competitive pressures, and higher staffing costs. Additionally, 1998 was positively impacted by capital gains from the periodic sale of assets. For the six month period (annualized) of 1999, the return on average assets was approximately 0.88 percent compared to 1 percent for 1998. For the same periods, the return on average equity was approximately 9.2 percent for 1999 compared to 10.2 percent for 1998.

On June 30, 1999, total assets were approximately $278 million, an increase of $18.5 million or 7 percent above June 30, 1998. Book value per share, as adjusted, was $10.77 on June 30, 1999, compared to $10.42 on June 30, 1998. As of June 30, 1999, management believes that CVLY's capital meets all capital requirements to which it is subject. PEOPLESBANK'S capital ratios exceed the quantitative federal regulatory minimums for well capitalized commercial banks.

An explanation of the factors and trends that caused changes between the two periods, by earnings category, is provided below.


Net interest income

Net interest income for the current six month period was $5,350,000, a decrease of $116,000 or approximately 2 percent less than the same period in 1998. Generally, the decline in net interest income was attributable to lower yields on interest earning assets which reflected declining market interest rates throughout 1998 and early 1999, and competitive price pressures. The yield on the commercial loan portfolio declined in part from an unusually large level of early loan payoffs of approximately $8.5 million

                                              CODORUS VALLEY BANCORP, INC.


from business clients who sold their businesses or other assets during the prior period. An additional factor which contributed to the decline in net interest income was a $5 million investment in bank owned life insurance
(boli) during the third quarter of 1998. Tax exempt income generated from the boli investment is recorded as noninterest income.

Total interest earning assets averaged $247 million with a weighted average tax equivalent yield of 7.89 percent for the first six months of 1999 compared to $235 million and 8.43 percent, respectively, for the first six months of 1998. Growth in the average volume of interest earning assets occurred primarily in the commercial loan and investment securities portfolios.

Total deposits averaged $241 million with a weighted average rate of 3.70 percent for the first six months of 1999 compared to $225 million and 4.05 percent, respectively, for the same period of 1998. The average balances of demand and interest bearing demand deposits increased 23 percent above 1998, while savings deposits increased 2 percent and CD deposits were stable. Due to the growth in relatively low cost core deposits and the need to manage net interest income compression, PEOPLESBANK has not priced CDs aggressively.


Provision for loan losses

A $150,000 provision expense for possible loan losses was recorded for the current period to support growth in the commercial loan portfolio. Comparatively, a $300,000 provision was recorded for the same period of 1998 to support a higher level of net loan charge-offs.


Noninterest income

Total noninterest income for the current six month period was $988,000, an increase of $98,000 or 11 percent above the same period in 1998. The overall increase was due primarily to a 174 percent increase in the other income category which reflects increases in the cash surrender value of bank owned life insurance (boli), ATM fees and rental income. Service charge fees on deposit accounts also increased 18 percent above the first six months of 1998 due to a larger deposit base. During the current period, PEOPLESBANK recorded $45,000 in capital gains from the periodic sale of assets compared to $226,000 for the same period in 1998.

For 1999, noninterest income is expected to exceed the 1998 level, with the possible exception of capital gains from asset sales. Boli investment income and rental income from leasing space in CVLY and PEOPLESBANK facilities is projected to make a larger contribution to noninterest income. Additionally, fee income is expected to be generated from the PEOPLESBANK subsidiary, SYC Settlement Services, Inc. described in the following section.

                                              CODORUS VALLEY BANCORP, INC.


Sales of insurance and related investment products

In January 1999, PEOPLESBANK subsidiary, SYC Settlement Services, Inc. began operations. This subsidiary was created, and operates at minimal cost. SYC Settlement Services generates fee income for PEOPLESBANK by providing real estate title insurance and settlement services. PEOPLESBANK is currently evaluating its options regarding the sale of other insurance and related investment products.


Noninterest expense

Total noninterest expense for the current six month period was $4,519,000, an increase of $417,000 or approximately 10 percent above the same period in 1998. The increase in noninterest expense primarily reflects increases in salaries and benefits, professional and legal, marketing and advertising, and acquired real estate expenses. Salaries and benefits expense increased $269,000 or 13.5 percent above 1998 due primarily to merit raises, higher replacement and recruiting expenses, and increases in the cost of health and retirement benefit plans. Additionally, the prior period included a one-time $58,000 expense reduction associated with termination of PEOPLESBANK's defined benefits retirement plan. Professional and legal expense increased $36,000 or approximately 34 percent due primarily to consulting fees associated with a third party investment management arrangement for selected accounts within the trust and investment services division, and technology planning. Marketing and advertising expense increased $42,000 or approximately 32 percent due to a larger marketing budget. Acquired real estate expense increased $47,000 or 152 percent due to greater carrying costs and deterioration in the market value of selected properties. Noninterest expense is expected to increase in 1999 due to planned strategic initiatives, including capital investment in technology, Y2K compliance and normal business growth.


Capital investment in technology

In accordance with CVLY's strategic technology plan, PEOPLESBANK has several technology projects underway that are briefly described below and in the capital investment section for the current quarter.

In order to improve staff productivity through technology, PEOPLESBANK is implementing a local area network (LAN). A LAN infrastructure will enable selected employees to access e-mail, the Internet, and the latest desk-top application systems. It also permits centralized file sharing, storage and backup. The initial capital investment, exclusive of user training expense, is expected to approximate $100,000 and will be depreciated over a three year expected useful life. Implementation of the LAN is expected to be completed in August 1999, with user training to follow.

                                              CODORUS VALLEY BANCORP, INC.


In order to improve client convenience through technology, PEOPLESBANK is implementing an Internet banking system with online bill payment and other useful features. The capital investment, exclusive of marketing and maintenance expenses, is expected to approximate $50,000 and will be depreciated over a three year expected useful life. Internet banking will be available to PEOPLESBANK clients in the fourth quarter of 1999.


Sales and product training

In January 1998, PEOPLESBANK contracted with a national sales training and consulting firm to implement a sales and product training program. The program is focused on the retail banking staff and has two primary objectives: first, to expedite the transformation of PEOPLESBANK to a customer-focused corporate culture, based upon superior sales and service; second, to increase sales through improved selling skills, increased product knowledge and confidence, and sales incentives. Formal training of the retail banking staff began in May 1998. This comprehensive retail training program is expected to take approximately 30 months to complete at an estimated cost of $175,000. Through June 30, 1999, PEOPLESBANK expended approximately $127,000 toward this program ($32,000 in 1999 and $95,000 for the full year
1998).


Year 2000 compliance

The following section contains forward-looking statements which involve risks and uncertainties. The actual impact of the Year 2000 issue (Y2K) on CVLY could materially differ from that which is anticipated in the forward-looking statements as a result of certain factors identified below.

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

PEOPLESBANK is subject to the regulation and oversight of various banking regulators, whose oversight includes the provision of specific timetables, programs and guidance regarding Y2K issues. Regulatory examination of PEOPLESBANK'S Y2K programs are conducted periodically, and reports from management are submitted quarterly to CVLY's Board of Directors.

                                              CODORUS VALLEY BANCORP, INC.


Corporation's State of Year 2000 Readiness

Resolving the Year 2000 issue is one of CVLY's highest priorities. In 1997, a project team was formed to address the Y2K issue. Based on an internal assessment of CVLY's systems and software, the project team determined that some existing systems and software must be remediated or replaced prior to the millennium. Management presently believes that as a result of modifications to existing software and hardware and conversions to new software, the Y2K issue can be mitigated.

CVLY has initiated communications with its major vendors to determine the extent to which these third parties will be Y2K compliant. To date, responses have been positive; however, there is no guarantee that the systems and software of other companies on which CVLY relies will be Y2K compliant. As a precaution CVLY has developed a business resumption contingency plan, as needed, for mission critical systems.

Further, PEOPLESBANK has communicated with its large commercial borrowers. These borrowers may pose a credit risk to PEOPLESBANK if they are not Y2K compliant, and their businesses are disrupted. Responses from large commercial borrowers have been evaluated, and PEOPLESBANK will take appropriate action based upon their level of readiness for Year 2000. PEOPLESBANK has also incorporated a Y2K readiness review in its underwriting process for business loans.

Costs of Year 2000 Readiness

As of June 30, 1999, management's best estimate of the total expense of Y2K readiness is $45,000. Of this estimate, $12,000 will be expended in 1999, and $33,000 was incurred in 1998. Y2K expenditures were incurred principally for external technicians for system test plans and testing. In addition, PEOPLESBANK replaced an aged item-processing system in April 1999 which was not Y2K compliant. On a comparable cost basis, this system cost approximately $300,000 (exclusive of the cost of a check imaging capability unique to the new system) which produces an annual after-tax depreciation expense of $28,000 based on a seven-year expected useful life. Implementation of this mission critical system was accelerated from its original fourth quarter 1999 target date.

The cost of the Y2K project and the date on which CVLY plans to become Y2K compliant is based on management's best estimates, which assume the continued availability of certain resources, third party modification plans and other factors. However, there is no guarantee that these estimates will be achieved and actual results could differ materially from management's plan.

                                              CODORUS VALLEY BANCORP, INC.


Risks of Year 2000

At present, management believes its progress in remedying CVLY's systems, programs and applications and installing Y2K compliant upgrades is on target. The Y2K problem creates risk for CVLY from unforeseen problems in its own computer systems and from third party vendors who provide the majority of mainframe and pc-based computer applications. Failure of third party systems relative to the Y2K issue could have a material impact on CVLY's ability to conduct business. CVLY is also exposed to credit risk if large commercial borrowers are not Y2K compliant and their businesses are disrupted.

Contingency Plans for Year 2000

Mission critical systems have been remediated and tested for Year 2000 compliance. Mission critical systems were successfully tested and operated correctly within the test environment. CVLY will continue to monitor and test mission critical systems and has developed a business resumption contingency plan.

In accordance with regulatory mandate, CVLY was substantially Year 2000 compliant by year end 1998. However, uncertainties remain about whether or not CVLY's third party vendors and large commercial borrowers will be Year 2000 compliant. Accordingly, the financial impact of the Year 2000 issue on CVLY's assets, earnings and liquidity cannot be determined at this time.


Income taxes

The provision for federal income taxes was $469,000 for the current six month period, compared to $677,000 for the same period in 1998. The decrease in the tax provision for 1999 was the result of a lower level of income before income taxes and a higher level of tax-exempt income.

                                              CODORUS VALLEY BANCORP, INC.


BALANCE SHEET REVIEW


Investment securities

At June 30, 1999, the available-for-sale investment securities portfolio was $48.6 million compared to $56.2 million at December 31, 1999. The decline in the portfolio was caused primarily by securities sales which totalled approximately $6 million during the first six months of operations. Securities sales generated pretax capital gains totalling $43,000. Sale proceeds were reinvested in the commercial loan portfolio.

In July 1999, PEOPLESBANK invested $5 million in trust preferred stock (trust preferreds) issued by money center commercial banks. These instruments, which are substantially junior subordinated debt, pay interest semi-annually, mature in the 2026-2027 timeframe, and yield approximately 7.8 percent.


Loans

At June 30, 1999, total loans were $203.5 million representing a $14.4 million or 7.6 percent increase from year end 1998. The increase was due primarily to growth in the fixed rate commercial loan category. To date, strong commercial loan growth has more than compensated for the portfolio runoff that occurred during 1998. Runoff in the prior year was attributable to competitive price pressures and approximately $8.5 million in early loan payoffs associated with clients selling businesses and assets. In spite of competitive pressures, PEOPLESBANK is committed to maintaining high credit underwriting standards.


Deposits

At June 30, 1999, total deposits were $243.7 million representing a $1.8 million or 0.7 percent increase from year end 1998. Competitive pressures, particularly the stock and mutual funds markets, have constrained deposit growth for PEOPLESBANK and the commercial banking industry.


Short-Term and Long-Term Borrowings

In order to meet short-term funding needs PEOPLESBANK can borrow from larger correspondent banks in the form of funds purchased. PEOPLESBANK also utilizes available credit through the Federal Home Loan Bank of Pittsburgh (FHLBP). The rate is established daily based on prevailing market conditions for overnight funds.

PEOPLESBANK'S maximum borrowing capacity, as established quarterly by the FHLBP, was approximately $62 million, at March 31, 1999, the most recent

                                              CODORUS VALLEY BANCORP, INC.


available date. At June 30, 1999, PeoplesBank had approximately $3.5 million outstanding with the FHLBP in the form of long-term fixed rate debt.

In July 1999, PEOPLESBANK borrowed $5 million for 15 years from the FHLBP to help fund its operations. Under the loan arrangement with the FHLBP, the rate is fixed at 6.43 percent for 10 years. During the remaining 5 years, the FHLBP has the option to convert the rate to a floating rate based on the 3 month Libor index plus 16 basis points.


Stockholders' Equity

Stockholders' equity, or capital, is a source of funds which enables CVLY to maintain asset growth and to absorb losses. Total stockholders' equity was $25.9 million at June 30, 1999, compared to $26.1 million at December 31, 1998. The decrease in equity capital was caused primarily by unrealized holding losses on available-for-sale investment securities caused by declining market interest rates. Book value per share, as adjusted, was $10.77 on June 30, 1999, compared to $10.82 on December 31, 1998.

The level of capital for CVLY and PEOPLESBANK remained sound for both periods. PEOPLESBANK exceeded all minimum regulatory requirements for well capitalized commercial banks as established by the FDIC, its primary federal regulator. The FDIC's minimum quantitative standards for a well capitalized institution are as follows: Tier I risk-based capital, 6 percent; Total risk-based capital, 10 percent; and Leverage ratio, 5 percent. At the state level, the Pennsylvania Department of Banking uses a Leverage ratio guideline of 6 percent. CVLY's and PEOPLESBANK'S capital amounts and classification are also subject to qualitative judgements by regulators. The table below depicts capital ratios for CVLY and PEOPLESBANK on June 30, 1999, and December 31, 1998.

Ratios                               CVLY             PEOPLESBANK
                               6/30/99  12/31/98   6/30/99  12/31/98
Tier I risk-based capital       11.8     12.4         9.7    10.1
Total risk-based capital        12.8     13.3        10.7    11.1
Leverage                         9.4      9.6         7.7     7.8

Capital investments made in earlier periods, as described in previous SEC filings, and future investments will impact current and future earnings and capital growth. Possible future investments could include: expansion of the community office franchise, technology, and acquisition of financial services companies. Management and the Board of Directors believe that capital investments, guided by a long range strategic plan, are necessary to develop an infrastructure to grow market share and net income over the long-term, and are important components of the overall strategy of enhancing long-term shareholder value.

                                              CODORUS VALLEY BANCORP, INC.


On July 13, 1999, the Board declared a regular quarterly cash dividend of $.11 cents per share, payable August 10, 1999, to shareholders of record July 27, 1999. This follows a $.105 cents per share cash dividend paid in May 1999 and in February 1999. In June 1999, a 5 percent stock dividend was paid which resulted in the issuance of 103,840 shares of common stock.

In February 1999, CVLY publicly announced that its Board authorized the purchase, in open market and privately negotiated transactions, of up to 112,500 shares or 4.9 percent of CVLY's outstanding common stock. Purchases are authorized periodically when market conditions warrant, and are expected to be funded from operations using available retained capital. As of June 30, 1999, CVLY purchased 13,221 shares of its common stock for approximately $244,000. Of this total, 10,878 shares were reissued to partially satisfy the 5 percent stock dividend paid in June 1999. The remaining 2,343 shares were held in treasury as of June 30, 1999.

The weighted average number of shares of common stock outstanding, adjusted for stock dividends, was approximately 2,404,182 shares for the six month period ended June 30, 1999, and 2,407,827 shares for the same period in 1998.


RISK MANAGEMENT

Nonperforming assets

A summary of nonperforming assets and past due loans, and related ratios, is provided in Table 1 included in this report. An explanation of changes within each classification for June 30, 1999, compared to December 31, 1998, is provided below.

A major component of nonperforming assets is impaired loans. For all reporting periods, impaired loans were principally comprised of collateral dependent commercial loans and residential mortgage loans classified as nonaccrual. Accordingly, CVLY uses the cash basis method to recognize interest income on loans that are impaired. On June 30, 1999, the impaired loan portfolio was $2,310,000, reflecting a $604,000 or 35 percent increase since year end 1998. The increase was caused by the addition of one commercial account, adequately collaterized by real estate assets, which totalled $759,000. At June 30, 1999, the impaired loan portfolio was comprised of twenty unrelated accounts, primarily commercial loan relationships, ranging in size from $16,000 to $759,000. These loan relationships vary by industry and are generally collateralized with real estate assets. A loss allowance, which is evaluated at least quarterly, has been established for accounts that appear to be under-collateralized. Efforts to modify contractual terms for individual accounts, based on prevailing market conditions, or liquidate collateral assets, are proceeding as quickly as potential buyers can be located and legal constraints permit.

                                              CODORUS VALLEY BANCORP, INC.


Assets acquired in foreclosure, net of allowance, were $1,696,000 on June 30, 1999, reflecting a decrease of $175,000 or 9 percent below year end 1998. The decrease was caused by the liquidation of several real estate assets. As of June 30, 1999, the assets acquired portfolio was comprised of real estate assets from six former commercial loan relationships. The largest property has a carrying value of $986,000 which makes up 58 percent of the assets acquired portfolio. Management believes that the net realizable value of this property is sufficiently greater than its carrying value based on a recent external appraisal. A loss allowance, which is evaluated at least quarterly, has been established for assets whose estimated market value, less selling expenses, are below their financial carrying costs. At June 30, 1999, the allowance for assets acquired was $69,000. For the first six months of 1999, a $15,000 loss provision was recorded to reflect a decline in fair value. Comparatively, a $22,000 loss provision was deemed necessary for the same period in 1998. Efforts to liquidate assets acquired are proceeding as quickly as potential buyers can be located and legal constraints permit.

At June 30, 1999, and December 31, 1998, the level of loans past due 90 days or more and still accruing interest was deemed insignificant. Generally, loans in the past due category are well collateralized and in the process of collection.

At June 30, 1999, there were no potential problem loans, as defined by the Securities and Exchange Commission, identified by management. However, management was monitoring loans of approximately $5.7 million for which the ability of the borrower to comply with present repayment terms was uncertain. These loans were not included in the Table 1 disclosure. They are monitored closely, and management presently believes that the allowance for loan losses is adequate to cover anticipated losses that may be attributable to these loans. Comparatively, management was monitoring loans of approximately $7.5 million on December 31, 1998.


Allowance for loan losses

Table 2, Analysis of Allowance for Loan Losses depicts a $2,021,000 allowance at June 30, 1999, which was 1 percent of total loans. The current period allowance increased from the prior year primarily as a result of commercial loan growth. The provision expense for the current six month period was $150,000, compared to $300,000 for the same period in 1998. In June of the prior year management charged off $456,000 attributable to a single commercial borrower whose account was deemed partially uncollectible.

Based on a recent evaluation of potential loan losses, management believes that the allowance is adequate to support any reasonably foreseeable level of losses that may arise. Ultimately, however, the adequacy of the allowance is largely dependent upon future economic factors beyond CVLY's control.

                                              CODORUS VALLEY BANCORP,INC.


Liquidity

Liquidity is deemed adequate and the principal funding sources include: deposit growth, maturing investment securities, the ability to borrow from the Federal Home Loan Bank of Pittsburgh, and asset sales.

The loan-to-deposit ratio was approximately 84 percent on June 30, 1999, compared to 78 percent on December 31, 1998. The ratio for both periods was within current policy guidelines.


Market risk management

In the normal course of conducting business, CVLY is exposed to market risk, principally interest rate risk, through the operations of its banking subsidiary. Interest rate risk arises from market driven fluctuations in interest rates which may affect cash flows, income, expense and values of financial instruments. Interest rate risk is managed by an Asset-Liability Management Committee comprised of members of senior management and an outside director. No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided in the SEC Form 10-K for period ended December 31, 1998.


Other risks

Periodically, various types of federal and state legislation are proposed that could result in additional regulation of, or restrictions on, the business of CVLY and its subsidiaries. It cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of CVLY and its subsidiaries.

Further, the business of CVLY is also affected by the state of the financial services industry in general. As a result of legal and industry changes, management predicts that the industry will continue to experience an increase in consolidations and mergers as the financial services industry strives to increase profits and market share. Management also expects increased diversification of financial products and services offered by the Corporation or subsidiary thereof, and its competitors. Management believes that such consolidations and mergers, and diversification of products and services may enhance its competitive position as a community bank.

Congress is currently considering legislation to modernize the financial services industry. This proposed legislation will likely deregulate many activities engaged in currently, or prospectively, by CVLY and PEOPLESBANK. It is also likely to present many opportunities and challenges to CVLY and PEOPLESBANK. However, the exact effects of this legislation cannot be determined at this time.

                                              CODORUS VALLEY BANCORP, INC.

Table 1 - Nonperforming Assets and Past Due Loans

                                            June 30,  December 31,
(dollars in thousands)                       1999        1998
                                            ------      ------
Impaired loans (1)                          $2,310      $1,706
Assets acquired in foreclosure (2)           1,696       1,871
                                            ------      ------
  Total nonperforming assets                $4,006      $3,577
                                            ======      ======
Loans past due 90 days or more
 and still accruing interest                   $71         $13

Ratios:

Impaired loans as a % of
 total period-end loans                      1.14%        .90%

Nonperforming assets as a % of
 total period-end loans and net
 assets acquired in foreclosure              1.95%       1.87%

Nonperforming assets as a % of
 total period-end stockholders'
 equity                                     15.46%      13.73%

Allowance for loan losses as a
 multiple of impaired loans                   .9x         1.1x

Interest not recognized on impaired
loans at period-end: (3)

Contractual interest due                     $274         $312
Interest revenue recognized                    30           73
                                             ----         ----
Interest not recognized in operations        $244         $239
                                             ====         ====
(1) Comprised solely of nonaccrual loans.
(2) Net of related allowance(reserve).
(3) This table includes interest not recognized on loans which were classified as impaired at period-end. While every effort is being made to collect this interest revenue, it is probable a portion will never be recovered.

                                              CODORUS VALLEY BANCORP, INC.

Table 2-Analysis of Allowance for Loan Losses


 (dollars in thousands)                          1999     1998
                                                ------   ------
 Balance-January 1,                             $1,865   $2,098

 Provision charged to operating expense            150      300

 Loans charged off:
   Commercial                                        2      474
   Real estate-mortgage                              0        0
   Consumer                                          2       14
                                                ------   ------
     Total loans charged off                         4      488

 Recoveries:
   Commercial                                        6        7
   Real estate-mortgage                              0        0
   Consumer                                          4        5
                                                ------   ------
     Total recoveries                               10       12
                                                ------   ------
     Net (recoveries)chargeoffs                     (6)     476

 Balance-June 30,                               $2,021   $1,922
                                                ======   ======
 Ratios:

 Net charge-offs (annualized) to average
   total loans                                    .00%     1.01%
 Allowance for loan losses to total loans
   at period-end                                  .99%     1.03%
 Allowance for loan losses to impaired loans
   and loans past due 90 days or more            84.9%     56.0%



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

Item 4. Results of votes of security holders -

     (a) An annual meeting of shareholders was held on May 18, 1999, at 9:00am, Codorus Valley Corporate Center, 105 Leader Heights Road, York, Pennsylvania.

     (b), (c)  Two matters were voted upon at the May 18, 1999, meeting as follows:
          (1)  Three directors were re-elected:
                                                Votes    Votes
                                     Term       cast     Against or
          Re-elected                Expires     For      Withheld*
          ----------                -------     -----    ---------
          Class C:
            D. Reed Anderson, Esq.    2002    1,894,196    13,343
            MacGregor S. Jones        2002    1,901,738     5,801
            Larry J. Miller           2002    1,903,119     4,420
          *includes broker nonvotes.

          Directors whose term continued after the meeting:
          -------------------------------------------------
                                                  Term Expires
          Class A:                                ------------
            Rodney L. Krebs                           2000
            Dallas L. Smith                           2000
            George A. Trout, D.D.S.                   2000
          Class B:
            M. Carol Druck                            2001
            Barry A. Keller                           2001
            Donald H. Warner                          2001

                                              Codorus Valley Bancorp, Inc.
PART II - OTHER INFORMATION, continued

Item 4. Results of votes of security holders, continued -

2        (2)  The shareholders ratified the selection of Ernst & Young LLP, as
        the independent auditors for the Codorus Valley Bancorp, Inc. for the year ending December 31, 1999. Votes were cast as follows:
        1,825,976 for, 75,224 against, and 6,339 abstentions or broker nonvotes.

Item 5. Other information - nothing to report.

Item 6. Exhibits and reports on Form 8-K

        (a) Exhibits-The following exhibit is being filed as part of this
            Report: (see also Item 6(b))

              Exhibit No.             Description
                 27       Financial Data Schedule as of June 30, 1999.

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

                                         Codorus Valley Bancorp, Inc.
                                        (Registrant)



August 5, 1999                        /s/ Larry J. Miller
Date                                  Larry J. Miller,
                                      President & CEO
                                      (principal executive officer)

August 5, 1999                        /s/ Jann A. Weaver
Date                                  Jann A. Weaver,
                                      Assistant Treasurer &
                                      Assistant Secretary
                                      (principal financial and
                                        accounting officer)