Form 10-Q
period 1999-09-30
CODORUS VALLEY BANCORP INC
filed 1999-11-12
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	                   WASHINGTON, D.C. 20549

	                         FORM 10-Q

    (Mark One)
    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended        September 30, 1999
		                                        OR
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

	    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
      	PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes _  No _
            	APPLICABLE ONLY TO CORPORATE ISSUERS
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
2,394,868 shares of common stock, $2.50 par value, were outstanding as of 10/26/99.

	                 CODORUS VALLEY BANCORP, INC.
                            10Q INDEX

                                                          Page #
PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements
          Consolidated Statements of Financial Condition...    1
          Consolidated Statements of Income................    2
          Consolidated Statements of Cash Flows............    3
          Notes to Consolidated Financial Statements.......    4

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............    7

Item 3. Quantitative and Qualitative  Disclosures About
          Market Risk......................................   23


PART II - OTHER INFORMATION
Item 1. Legal proceedings..................................   24

Item 2. Changes in securities and use of proceeds..........   24

Item 3. Defaults by the company on its senior securities...   24

Item 4. Results of votes of security holders...............   24

Item 5. Other information..................................   24

Item 6. Exhibits and reports on Form 8-K...................   24

SIGNATURES.................................................   25

EXHIBIT 27, Financial Data Schedule........................   26

PART I - FINANCIAL INFORMATION:  Item 1.  Financial Statements
	          CODORUS VALLEY BANCORP, INC.
	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        Unaudited
                                                  September  December
                                                     30,        31,
(dollars in thousands)                              1999       1998
Assets                                           ---------  ---------
 Cash and due from banks
  Interest bearing deposits with banks            $    213   $    203
  Noninterest bearing deposits and cash              5,556     10,889
 Federal funds sold                                  1,957          0
 Securities available for sale                      46,297     56,225
 Securities held to maturity(market value $7,202)    7,404          0
 Loans                                             204,948    189,111
 Less-allowance for loan losses                     (2,037)    (1,865)
                                                  --------   --------
   Total net loans                                 202,911    187,246
 Premises and equipment                              9,836      9,345
 Interest receivable                                 1,735      1,588
 Other assets                                        8,462      7,586
                                                  --------   --------
   Total assets.............................      $284,371   $273,082
                                                  ========   ========
Liabilities
 Deposits
  Noninterest bearing demand                      $ 25,129   $ 25,047
  NOW                                               23,472     26,936
  Insured money fund and money market               42,473     36,577
  Savings                                           20,618     20,655
  Time CDs less than $100,000                      112,333    113,688
  Time CDs $100,000 and above                       18,928     19,010
                                                  --------   --------
   Total deposits                                  242,953    241,913
 Federal funds purchased                                 0      1,234
 Other short-term borrowings                         3,500          0
 Long-term borrowings                               10,413      2,571
 Interest payable                                      823        770
 Other liabilities                                     658        536
                                                  --------   --------
   Total liabilities............................   258,347    247,024
Stockholders' Equity
 Series preferred stock, par value $2.50
  per share; 1,000,000 shares authorized;
  0 shares issued and outstanding                        0          0
 Common stock, par value $2.50 per share;
  10,000,000 shares authorized; 2,395,868 shares
  issued and outstanding at 9/30/99; 2,303,987
  at 12/31/98                                        6,019      5,760
 Additional paid-in capital                         11,978     10,279
 Retained earnings                                   8,571      9,561
 Accumulated other comprehensive income from
  unrealized (losses)gains on securities, net of tax  (328)       458
 Less:  Treasury stock, 11,859 common shares          (216)         0
                                                  --------   --------
   Total stockholders' equity...................    26,024     26,058
   Total liabilities and stockholders' equity...  $284,371   $273,082
                                                  ========   ========
See accompanying notes.

                         CODORUS VALLEY BANCORP, INC.
	                CONSOLIDATED STATEMENTS OF INCOME
	                         Unaudited

                                                     Three months ended  Nine months ended
                                                        September 30,       September 30,
(dollars in thousands, except per share data)           1999      1998      1999      1998
                                                      ------    ------    ------    ------
Interest Income
 Interest and fees from loans                         $4,347    $4,133   $12,766   $12,692
  Interest from federal funds sold and interest
   bearing deposits with banks                            19        90        86       317
  Interest and dividends from securities
   Taxable interest income                               636       650     1,844     1,774
   Tax-exempt interest income                             92        74       268       206
   Dividend income                                        30        13        72        42
                                                      ------    ------    ------    ------
   Total interest income.............................. 5,124     4,960    15,036    15,031
 Interest Expense
  NOW                                                     62        87       200       258
  Insured money fund and money market                    343       264       933       715
  Savings                                                108       120       318       352
  Time CDs less than $100,000                          1,502     1,553     4,502     4,635
  Time CDs $100,000 and above                            242       275       721       850
                                                      ------    ------    ------    ------
   Total interest expense on deposits                  2,257     2,299     6,674     6,810
 Interest expense on short-term borrowings and
  federal funds purchased                                 41         0        78         0
 Interest expense on long-term borrowings                123        46       231       140
                                                      ------    ------    ------    ------
    Total interest expense............................ 2,421     2,345     6,983    6,950
                                                      ------    ------    ------    ------
   Net interest income................................ 2,703     2,615     8,053     8,081
 Provision for Loan Losses                                50        75       200       375
                                                      ------    ------    ------    ------
   Net interest income after provision for loan losses 2,653     2,540     7,853     7,706
 Noninterest Income
  Trust and investment services fees                     124       112       385       396
  Service charges on deposit accounts                    145       122       418       353
  Other income                                           192        80       599       229
  Gain on sales of loans                                   1         4         3       108
  Gain on sales of securities                            182        72       225       194
  Gain on sales of fixed assets                           13         0        15         0
                                                      ------    ------    ------    ------
   Total noninterest income                              657       390     1,645     1,280
 Noninterest Expense
  Salaries and benefits                                1,156     1,030     3,414     3,019
  Occupancy of premises                                  188       208       595       610
  Furniture and equipment                                231       237       710       709
  Postage, stationery and supplies                        89        89       297       290
  Professional and legal                                  73        83       214       188
  Marketing and advertising                              114        63       287       194
  Acquired real estate, net                               48        35       126        47
  Other                                                  396       353     1,171     1,143
                                                      ------    ------    ------    ------
   Total noninterest expense                           2,295     2,098     6,814     6,200
   Income before income taxes                          1,015       832     2,684     2,786
 Provision for Income Taxes                              293       227       762       904
                                                      ------    ------    ------    ------
  Net income..........................................$  722    $  605    $1,922    $1,882
  Net income per share                                ======    ======    ======    ======
    Basic..............................................$0.30     $0.25     $0.80     $0.78
    Diluted............................................$0.30     $0.25     $0.80     $0.78
 See accompanying notes.

                     CODORUS VALLEY BANCORP, INC.
	          CONSOLIDATED STATEMENTS OF CASH FLOWS
	                       Unaudited
                                                         Nine months ended
                                                            September 30,
                                                           1999      1998
                                                         -------   -------
Cash Flows From Operating Activities:                (dollars in thousands)
 Net Income                                              $1,922    $ 1,882
 Adjustments to reconcile net income
  to net cash provided by operations:
   Depreciation                                             630        616
   Provision for loan losses                                200        375
   Provision for losses on assets acquired in foreclosure    39         22
   Net (gain)loss on sales of assets acquired in foreclosure (3)         2
   Gain on sales of securities                             (225)      (194)
   Gain on sales of loans                                    (3)      (108)
   Gain on sales of premises and equipment                  (15)         0
   Increase in interest receivable                         (147)       (45)
   (Increase) decrease in other assets                     (794)       168
   Increase in interest payable                              53         76
   Increase (decrease) in other liabilities                 235       (306)
   Other, net                                                10       (103)
                                                         -------   -------
    Net cash provided by operating activities.............1,902      2,385
Cash Flows From Investing Activities:
 Proceeds from sales of securities available for sale      7,281     9,163
 Proceeds from maturities and calls of securities
   available for sale                                     12,661    10,359
 Purchase of securities available for sale               (11,099)  (30,755)
 Purchase of securities held to maturity                  (7,404)        0
 Net increase in loans made to customers                 (16,532)      (58)
 Proceeds from loan sales                                    474     3,699
 Proceeds from sales of premises and equipment                15         0
 Purchases of premises and equipment                      (1,121)     (273)
 Proceeds from sales of assets acquired in foreclosure       479       380
 Investment in cash surrender value of life insurance          0    (5,115)
                                                         -------   -------
   Net cash used in investing activities................ (15,246)  (12,600)
Cash Flows From Financing Activities:
 Net increase in demand and savings deposits               2,477     7,023
 Net decrease in time deposits                            (1,437)   (2,232)
 Net increase in short-term borrowings and
   federal funds purchased                                 2,266       600
 Net increase (decrease) in long-term borrowings           7,842      (172)
 Dividends paid                                             (748)     (680)
 Payment to repurchase common stock                         (417)        0
 Cash paid in lieu of fractional shares                       (5)       (6)
                                                         -------   -------
    Net cash provided by financing activities............  9,978     4,533
                                                         -------   -------
    Net decrease in cash and cash equivalents............ (3,366)   (5,682)
    Cash and cash equivalents at beginning of year....... 11,092    13,194
                                                         -------   -------
    Cash and cash equivalents at September 30,...........$ 7,726    $7,512
                                                         =======   =======
Supplemental Disclosures:
 Interest payments                                        $6,621    $6,734
 Income tax payments                                        $752      $862
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

   The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2-Summary of Significant Accounting Policies

   Loans Held for Sale - Loans held for sale are reported at the lower of cost or market value. The amount by which cost exceeds market value, if any, is accounted for as a valuation allowance and is charged to expense in the period of the change.

   Per Share Computations - All per share computations include the retroactive effect of stock dividends, including the 5 percent stock dividend paid June 11, 1999. The weighted average number of shares of common stock outstanding used was approximately 2,403,175 for the nine month period ended September 30, 1999 and 2,407,827 for the same period in 1998.

   Reclassifications - Certain reclassifications have been made to the 1998 consolidated financial statements to conform with the 1999 presentation.

   Comprehensive Income - As of January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement No. 130 requires

                     	CODORUS VALLEY BANCORP, INC.

Note 2 - Summary of Significant Accounting Policies, continued

   unrealized gains or losses on available for sale securities, to be included in other comprehensive income. Total comprehensive income was $556,000 for the quarter ended September 30, 1999, compared to $810,000 for the same period of 1998. Year to date total comprehensive income was $1,136,000 for 1999, compared to $1,922,000 for 1998.

Note 3-Current Accounting Developments

   In December 1998, the Financial Accounting Standards Board (FASB) issued an Invitation to Comment Document entitled "Methods of Accounting for Business Combinations: Recommendations of the G4+1 for Achieving Convergence." Subsequently, in April 1999, the FASB tentatively agreed to eliminate the pooling-of-interests method of accounting for business combinations. In reaching its conclusion, the Board commented that the use of two methods, purchase and pooling-of-interests, makes it difficult for users to compare the financial statements of companies engaged in business combinations, and that the pooling method is inconsistent with the general concept of fair value associated with acquisitions. Accordingly, the Board concluded that there should be a single method of accounting for all business combinations, and that method is the purchase method. As a general rule, the purchase method establishes a new accounting basis for the assets and liabilities acquired based on fair value and recognizes goodwill (positive or negative). Goodwill, the difference between the purchase price and total value of the assets and liabilities obtained, is an intangible asset that must be amortized over future periods. Regarding transition, the Board tentatively concluded that all business combinations reported before final issuance of a new standard, as well as all combinations in process at the time the new standard is issued should be accounted for under APB 16 as a pooling, if the pooling criteria within that standard are met. The FASB is expected to issue a final standard in the fourth quarter of 2000.

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
                                              September 30, December 31,
   (dollars in thousands)                         1999        1998
                                                 ------      ------
    Impaired loans                               $2,412      $1,706
    Amount of impaired loans that
      have a related allowance                   $2,412      $1,706
    Amount of impaired loans with
      no related allowance                           $0          $0

    Allowance for impaired loans                   $554        $456

                                          For the nine month period ended
                                                    September 30,
                                                  1999        1998
                                                 ------      ------
    Average investment in impaired loans         $2,149      $2,821
    Interest income recognized on
      impaired loans (all cash-basis)               $50         $44


Note 5-Analysis of Allowance for Loan Losses

   Changes in the allowance for loan losses for the nine month period ended September 30, were as follows:

     (dollars in thousands)                       1999        1998
                                                 ------      ------
    Balance-January 1,                           $1,865      $2,098
    Provision charged to operating expense          200         375
    Loans charged off                               (42)       (624)
    Recoveries                                       14          17
                                                 ------      ------
    Balance-September 30,                        $2,037      $1,866
                                                 ======      ======

                     	CODORUS VALLEY BANCORP, INC.


Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Codorus Valley Bancorp, Inc., a bank holding company (CVLY or Corporation), and its wholly-owned subsidiary, PEOPLESBANK, A Codorus Valley Company (PEOPLESBANK) are provided below. CVLY's consolidated financial condition and results of operations consist almost entirely of PEOPLESBANK'S financial condition and results of operations. Current performance does not guarantee and may not be indicative of similar performance in the future.

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


Three months ended September 30, 1999
compared to three months ended September 30, 1998


INCOME STATEMENT ANALYSIS

Overview

Net income for the current three month period was $722,000, or $.30 per share compared to $605,000 or $.25 per share, for the same period in 1998. The increase in net income was caused by increases in noninterest income and net

                     CODORUS VALLEY BANCORP, INC.


interest income which more than offset an increase in noninterest expense. The increase in noninterest income was caused primarily by gains from the periodic sale of investment securities and income from an investment in bank owned life insurance. The current quarter included $182,000 in gains from the sale of investment securities compared to $72,000 for the third quarter of 1998. The increase in net interest income was attributable to an increase in interest income from a larger volume of earning assets, principally commercial loans. The increase in noninterest expense was attributable to increases in salaries and benefits, marketing and normal business growth. An explanation of the factors and trends that caused changes between the two periods, by earnings category, is provided below.


Net interest income

Net interest income for the current three month period was $2,703,000, an increase of $88,000 or 3.3 percent above the third quarter of 1998. The increase in net interest income was attributable to a larger volume of interest earning assets which more than offset lower yields. Total earning assets averaged $256 million with a weighted average tax equivalent yield of
7.84 percent for the third quarter of 1999 compared to $236 million and 8.17 percent, respectively, for the third quarter of 1998. Growth in the average volume of interest earning assets occurred primarily in the commercial loan portfolio during the first and second quarters of the current year.

During the third quarter of 1999, PEOPLESBANK and CVLY invested a total of $7.4 million in long term trust preferred securities issued by commercial bank holding companies with yields ranging from 7.75 percent to 9.60 percent. More information about trust preferred investments is provided under the heading Investment Securities located in the Balance Sheet Review section of this report.

Total deposits averaged $245 million with a weighted average rate of 3.66 percent for the third quarter of 1999 compared to $229 million and 3.98 percent, respectively, for the third quarter of 1998. Relatively low cost demand and interest bearing demand core deposits increased from last year while CDs remained stable.

Total long term borrowings averaged $7.4 million with a weighted average rate of 6.43 percent for the third quarter of 1999 compared to $2.7 million and 6.83 percent, respectively, for the third quarter of 1998. More information about long term borrowings is provided under the heading Short-Term and Long-Term Borrowings located in the Balance Sheet Review section of this report.


Provision for loan losses

A $50,000 provision expense for possible loan losses was recorded for the current period to support growth in the commercial loan portfolio.

                       CODORUS VALLEY BANCORP, INC.


Comparatively, a $75,000 provision was recorded for the third quarter of 1998.


Noninterest income

Total noninterest income for the current three month period was $657,000, an increase of $267,000 or 68 percent above the same period in 1998. The overall increase was due primarily to a $112,000 increase in other income and a $110,000 increase in gains from the periodic sale of investment securities. Most of the increase in other income was caused by the recognition of $66,000 in income from an investment in bank owned life insurance (boli). There was no comparable income from boli in the third quarter of 1998. During the current period, CVLY recognized a $109,000 gain from the sale of a common stock investment, and PEOPLESBANK recognized a $74,000 gain from the sale of a fixed income security.


Noninterest expense

Total noninterest expense for the current three month period was $2,295,000 an increase of $197,000 or 9.4 percent above the third quarter of 1998. The increase in noninterest expense was largely attributable to increases in salaries and benefits, marketing expense and normal business growth as described in the year-to-date section of this report.


Capital investment in technology

To improve staff productivity through technology, PEOPLESBANK implemented a local area network (LAN) during the third quarter of 1999. A LAN infrastructure enables selected employees to access e-mail, the Internet, and the latest desk-top application systems. It also permits centralized file sharing, storage and backup. The initial capital investment, exclusive of user training expense, was approximately $80,000 and is being depreciated over a three year expected useful life.


Income taxes

The provision for federal income taxes was $293,000 for the current three month period, compared to $227,000 for the same period in 1998. The tax increase corresponds to an increase in income before income taxes.

                      CODORUS VALLEY BANCORP, INC.


Nine months ended September 30, 1999
compared to nine months ended September 30, 1998


INCOME STATEMENT ANALYSIS

Overview


Net income for the current nine month period was $1,922,000 or $.80 per share, compared to $1,882,000 or $0.78 per share, for the same period in 1998. All per share amounts were adjusted for stock dividends. The increase in current period net income was caused by a $365,000 increase in noninterest income, a $175,000 decrease in the loan loss provision and a $142,000 decrease in the federal income tax provision. The favorable effect of these three income statement categories more than offset a $614,000 increase in noninterest operating expenses. For the nine month period (annualized) of 1999, the return on average assets was approximately 0.93 percent compared to .98 percent for 1998. For the same periods, the return on average equity was approximately 9.8 percent for 1999 compared to 9.9 percent for 1998.

On September 30, 1999, total assets were approximately $284 million, an increase of $11 million or 4 percent above December 31, 1998. Balance sheet growth was driven by an increase in commercial loans which were funded by borrowings and deposit growth. Book value per share, as adjusted, was $10.86 on September 30, 1999, compared to $10.82 on December 31, 1998. As of September 30, 1999, management believes that CVLY's capital meets all capital requirements to which it is subject. PEOPLESBANK'S capital ratios exceed the quantitative federal regulatory minimums for well capitalized commercial banks.

An explanation of the factors and trends that caused changes between the two periods, by earnings category, is provided below.


Net interest income

Net interest income for the current nine month period was $8,053,000, a decrease of $28,000 or 0.3 percent less than the same period in 1998. A significant factor which contributed to the decline in net interest income was a $5 million investment in bank owned life insurance (boli) in September 1998. This tax exempt investment caused income to shift from an interest income category to a noninterest income category on the income statement. Additionally, competitive price pressures and a relatively flat yield curve served to constrain net interest income in the current period.

Total interest earning assets averaged $250 million with a weighted average tax equivalent yield of 7.88 percent for the first nine months of 1999 compared to $236 million and 8.33 percent, respectively, for the first nine

                       CODORUS VALLEY BANCORP, INC.


months of 1998. Growth in the average volume of interest earning assets occurred primarily in the commercial loan and investment securities portfolios.

During the third quarter of 1999, CVLY and PEOPLESBANK began to execute a planned $10 million leverage growth strategy which involves investment in long term trust preferred securities funded by borrowings from third parties. The purpose of the leverage strategy is to generate additional net interest income to help offset financial opportunity costs associated with the long term investment in the Codorus Valley Corporate Center facility. More information about this strategy can be found under the headings Investment Securities and Short-term and Long-Term Borrowings within the Balance Sheet Review section of this report.

Total deposits averaged $242 million with a weighted average rate of 3.68 percent for the first nine months of 1999 compared to $227 million and 4.01 percent, respectively, for the same period of 1998. The average balances of demand and interest bearing demand deposits increased 21 percent above 1998, while savings deposits increased 1 percent and CD deposits were stable. Due to the growth in relatively low cost core deposits and the need to manage net interest income compression, PEOPLESBANK has not priced CDs aggressively.

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


Provision for loan losses

A $200,000 provision expense for possible loan losses was recorded for the current period to support growth in the commercial loan portfolio. Comparatively, a $375,000 provision was recorded for the same period of 1998 to support a higher level of net loan charge-offs.


Noninterest income

Total noninterest income for the current nine month period was $1,645,000, an increase of $365,000 or 29 percent above the same period in 1998. The overall

                    CODORUS VALLEY BANCORP, INC.


increase was due primarily to a 162 percent increase in the other income category which reflects increases in the cash surrender value of bank owned life insurance, ATM fees and rental income. Service charge fees on deposit accounts also increased 18 percent above the first nine months of 1998 due to a larger deposit base. During the current period, PEOPLESBANK recorded $243,000 in capital gains from the periodic sale of assets compared to $302,000 for the same period in 1998.

For 1999, noninterest income is expected to exceed the 1998 level, with the possible exception of capital gains from asset sales. Boli investment income and rental income from leasing space in CVLY and PEOPLESBANK facilities is projected to make a larger contribution to noninterest income. Fee income from the PEOPLESBANK subsidiary, SYC Settlement Services, Inc., described in the section that follows, and fees from commercial equipment leasing are also expected to contribute to growth in noninterest income.


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


Noninterest expense

Total noninterest expense for the current nine month period was $6,814,000, an increase of $614,000 or 10 percent above the same period in 1998. The increase in noninterest expense primarily reflects increases in salaries and benefits, professional and legal, marketing and advertising, and acquired real estate expenses. Salaries and benefits expense increased $395,000 or 13 percent above 1998 due primarily to staff additions, merit raises, higher replacement and recruiting expenses, and increases in the cost of health and retirement benefit plans. Additionally, the prior period included a one-time $58,000 expense reduction associated with termination of PEOPLESBANK's defined benefits retirement plan. Professional and legal expense increased $26,000 or approximately 14 percent due primarily to consulting fees associated with a third party investment management arrangement for selected accounts within the trust and investment services division, and technology planning. Marketing and advertising expense increased $93,000 or approximately 48 percent due to a larger marketing budget. Acquired real estate expense increased $79,000 or 168 percent due to greater carrying costs and deterioration in the market value of selected properties. Noninterest expense is expected to increase in the period ahead due to planned strategic initiatives, including capital investment in technology, Y2K compliance and normal business growth.

                       CODORUS VALLEY BANCORP, INC.

Capital investment in technology

In accordance with CVLY's strategic technology plan, PEOPLESBANK has focused on three key technology projects for 1999. Two of these projects are complete and one is currently in process. A brief project description is provided below.

During the third quarter of 1999 a local area network (LAN) was implemented. More information about the LAN is provided under the heading Capital Investment in the current quarter section of this report. In late April 1999, PEOPLESBANK completed the installation of an item processing system with check imaging capability. This mission critical system replaced an aged, fully depreciated, item processing system that was not Y2K compliant. The new system, which is more efficient and has more processing capacity, cost approximately $660,000 ($300,000 for item processing and $360,000 for check imaging) and was funded internally. Annual depreciation expense on the new system will approximate $110,000 based on an expected useful life of five to seven years. Following installation and testing, the system was introduced to PEOPLESBANK clients effective July 1, 1999.

To improve client convenience through technology, PEOPLESBANK is implementing an Internet banking system with online bill payment and other useful features. The capital investment, exclusive of marketing and maintenance expenses, is expected to approximate $60,000 and will be depreciated over a three year expected useful life. Internet banking should be available to PEOPLESBANK clients in the fourth quarter of 1999.


Sales and product training

In January 1998, PEOPLESBANK contracted with a national sales training and consulting firm to implement a sales and product training program. The program is focused on the retail banking staff and has two primary objectives: first, to expedite the transformation of PEOPLESBANK to a customer-focused corporate culture, based upon superior sales and service; second, to increase sales through improved selling skills, increased product knowledge and confidence, and sales incentives. Formal training of the retail banking staff began in May 1998. This comprehensive retail training program is expected to take approximately 30 months to complete at an estimated cost of $175,000. Through September 30, 1999, PEOPLESBANK expended approximately $127,000 toward this program ($32,000 in 1999 and $95,000 for the full year 1998).


Year 2000 compliance

The following section contains forward-looking statements which involve risks

                   CODORUS VALLEY BANCORP, INC.


and uncertainties. The actual impact of the Year 2000 issue (Y2K) on CVLY could materially differ from that which is anticipated in the forward-looking statements as a result of certain factors identified below.

The Year 2000 issue poses significant risks for all businesses, households and governments. The risk is that on January 1, 2000, date sensitive systems using two digits to represent the year may not be able to distinguish between the Year 2000 and the Year 1900. The date problem could result in system failures or miscalculations causing disruptions in normal business and governmental operations. The problem has broad implications far beyond familiar computer systems and could adversely impact security systems, telephone systems, climate control systems, elevators, automobiles and other date sensitive systems. Unfortunately, there is no universal solution for this problem, and resolution of the Year 2000 issue may be both labor intensive and costly for some companies.

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

                        CODORUS VALLEY BANCORP, INC.


Costs of Year 2000 Readiness

As of September 30, 1999, management's best estimate of the total cost of Y2K readiness is $83,000. No attempt was made to measure staff costs associated with this project. Management believes that if staff costs were quantified they would be substantial. Of the $83,000 estimate, $50,000 is expected to incurred in 1999, and $33,000 was incurred in 1998. Y2K expenditures were incurred principally for external technicians for system test plans and testing. Lost income associated with maintaining a larger cash inventory during November and December 1999 is an anticipated cost included in the estimate. In addition, PEOPLESBANK replaced an aged item-processing system in April 1999 which was not Y2K compliant. On a comparable cost basis, this system cost approximately $300,000 (exclusive of the cost of a check imaging capability unique to the new system) which produces an annual after-tax depreciation expense of $28,000 based on a seven-year expected useful life. Implementation of this mission critical system was accelerated from its original fourth quarter 1999 target date. The cost of the Y2K project is based on management's best estimates, which assume the continued availability of certain resources, third party modification plans and other factors. However, there is no guarantee that these estimates will be achieved and actual results could differ materially.


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

                    CODORUS VALLEY BANCORP, INC.


Income taxes

The provision for federal income taxes was $762,000 for the current nine month period, compared to $904,000 for the same period in 1998. The decrease in the tax provision for 1999 was the result of a lower level of income before income taxes and a higher level of tax-exempt income.


BALANCE SHEET REVIEW


Investment securities

At September 30, 1999, the available-for-sale investment securities portfolio was $46.3 million compared to $56.2 million at December 31, 1998. The decline was caused primarily by securities sales which totalled approximately $7 million during the first nine months of operations. Securities sales for PEOPLESBANK and CVLY generated pretax capital gains totalling $225,000 for 1999. Sale proceeds were reinvested in the commercial loan portfolio.

Pursuant to a planned leverage growth strategy involving PEOPLESBANK and CVLY, PEOPLESBANK invested $5,072,000 in trust preferred stock (trust preferreds) issued by money center bank holding companies during July 1999. These instruments, rated investment grade, are substantially junior subordinated debt, pay interest semi-annually, are callable, mature in the years 2026-2027, and yield approximately 7.8 percent. Also during the third quarter, CVLY invested $2,332,000 in nonrated and below investment grade trust preferred securities issued by financially sound community bank holding companies which yield approximately 9 percent. Trust preferred securities are classified as held-to-maturity on the balance sheet.


Loans

At September 30, 1999, total loans were $205 million representing a $16 million or 8.4 percent increase from year end 1998. The increase was due primarily to growth in the fixed rate commercial loan category during the first and second quarters of 1999. To date, commercial loan growth has more than compensated for the portfolio runoff that occurred during 1998. Runoff in the prior year was attributable to competitive price pressures and approximately $8.5 million in early loan payoffs associated with PEOPLESBANK clients selling businesses and assets. In spite of competitive pressures, PEOPLESBANK is committed to maintaining high credit underwriting standards.

Deposits

At September 30, 1999, total deposits were $243 million representing a $1 million or 0.4 percent increase from year end 1998. Competitive pressures,

                    CODORUS VALLEY BANCORP, INC.


particularly the domestic stock and mutual fund markets, have constrained deposit growth for PEOPLESBANK, specifically, and the commercial banking industry in general.


Short-Term and Long-Term Borrowings

In order to meet short-term funding needs PEOPLESBANK can borrow from larger correspondent banks in the form of funds purchased. PEOPLESBANK also utilizes available credit through the Federal Home Loan Bank of Pittsburgh (FHLBP). The rate is established daily based on prevailing market conditions for overnight funds. PEOPLESBANK'S maximum borrowing capacity, as established quarterly by the FHLBP, was approximately $64 million, at June 30, 1999, the most recent available date.

At September 30, 1999, long term borrowings were $10.4 million, an increase of $7.8 million above year end 1998. During September 1999, CVLY borrowed $2 million from a local financial institution. Under the loan arrangement the rate is fixed at 7.35 percent for 10 years based on a 20 year principal amortization, with no prepayment penalty. Loan proceeds were used to partially fund an investment in trust preferred securities. In July 1999, PEOPLESBANK borrowed $5 million for 15 years from the FHLBP to help fund its operations. Under the loan arrangement with the FHLBP, the rate is fixed at
6.43 percent for 10 years. During the remaining 5 years, the FHLBP has the option to convert the rate to a floating rate based on the 3 month Libor index plus 16 basis points. If the FHLB elects its conversion option, PEOPLESBANK can repay the loan without a prepayment penalty.


Stockholders' Equity

Stockholders' equity, or capital, is a source of funds which enables CVLY to maintain asset growth and to absorb losses. Total stockholders' equity was $26 million at September 30, 1999, approximately the same as December 31, 1998. The flatness in equity was primarily attributable to unrealized holding losses on available-for-sale investment securities caused by rising market interest rates, and stock repurchases which partially offset the positive impact from earnings. Book value per share, as adjusted, was $10.86 on September 30, 1999, compared to $10.82 on December 31, 1998.

The level of capital for CVLY and PEOPLESBANK remained sound for both periods. PEOPLESBANK exceeded all minimum regulatory requirements for well capitalized commercial banks as established by the FDIC, its primary federal regulator. The FDIC's minimum quantitative standards for a well capitalized institution are as follows: Tier I risk-based capital, 6 percent; Total risk-based capital, 10 percent; and Leverage ratio, 5 percent. At the state level, the Pennsylvania Department of Banking uses a Leverage ratio guideline of 6 percent. CVLY's and PEOPLESBANK'S capital amounts and classification are also subject to qualitative judgements by regulators. The table below depicts

                       CODORUS VALLEY BANCORP, INC.


capital ratios for CVLY and PEOPLESBANK on September 30, 1999, and December 31, 1998.

Ratios                         CVLY CONSOLIDATED      PEOPLESBANK
                               9/30/99  12/31/98   9/30/99  12/31/98
Tier I risk-based capital       11.5     12.4         9.5    10.1
Total risk-based capital        12.4     13.3        10.5    11.1
Leverage                         9.3      9.6         7.6     7.8

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

On October 12, 1999, the Board declared a regular quarterly cash dividend of $.11 cents per share, payable November 9, 1999, to shareholders of record October 26, 1999. This follows a $.11 cents per share cash dividend paid in August 1999 and a $.105 cents per share cash dividend paid in May 1999 and in February 1999. In June 1999, a 5 percent stock dividend was paid which resulted in the issuance of 103,840 shares of common stock.

In February 1999, CVLY publicly announced that its Board authorized the purchase, in open market and privately negotiated transactions, of up to 112,500 shares or 4.9 percent of CVLY's outstanding common stock. Purchases are authorized periodically when market conditions warrant, and are expected to be funded from operations using available retained capital. As of September 30, 1999, CVLY purchased 22,737 shares of its common stock for approximately $417,000. Of this total, 10,878 shares were reissued to partially satisfy the 5 percent stock dividend paid in June 1999. The remaining 11,859 shares were held in treasury as of September 30, 1999. For the period October 1, 1999, through the filing date of this report, CVLY acquired 52,685 shares of its common stock for approximately $935,000.

The weighted average number of shares of common stock outstanding, adjusted for stock dividends, was approximately 2,403,175 shares for the nine month period ended September 30, 1999, and 2,407,827 shares for the same period in 1998.

RISK MANAGEMENT

Nonperforming assets

A summary of nonperforming assets and past due loans, and related ratios, is provided in Table 1 included in this report. An explanation of changes within

                    CODORUS VALLEY BANCORP, INC.


each classification for September 30, 1999, compared to December 31, 1998, is provided below.

A major component of nonperforming assets is impaired loans. For all reporting periods, impaired loans were principally comprised of collateral dependent commercial loans and residential mortgage loans classified as nonaccrual. Accordingly, CVLY uses the cash basis method to recognize interest income on loans that are impaired. On September 30, 1999, the impaired loan portfolio was $2,412,000, reflecting a $706,000 or 41 percent increase since year end 1998. The increase was caused by the addition of one commercial account, adequately collaterized by real estate assets, which totalled $759,000. As of the filing date of this report, PEOPLESBANK collected $271,000 on this account from a partial sale of collateral. At September 30, 1999, the impaired loan portfolio was comprised of twenty-two unrelated accounts, primarily commercial loan relationships, ranging in size from $1,000 to $759,000. These loan relationships vary by industry and are generally collateralized with real estate assets. A loss allowance, which is evaluated at least quarterly, has been established for accounts that appear to be under-collateralized. Efforts to modify contractual terms for individual accounts, based on prevailing market conditions, or liquidate collateral assets, are proceeding as quickly as potential buyers can be located and legal constraints permit.

Assets acquired in foreclosure, net of allowance, totalled $1,643,000 on September 30, 1999, reflecting a decrease of $228,000 or 12 percent below year end 1998. The decrease was caused by the liquidation of several real estate assets. On September 30, 1999, the assets acquired portfolio was comprised of real estate assets from six former commercial loan relationships. The largest property has a carrying value of $1,003,000 which makes up 61 percent of the assets acquired portfolio. Management believes that the net realizable value of this property is sufficiently greater than its carrying value based on a recent external appraisal. A loss allowance, which is evaluated at least quarterly, has been established for assets whose estimated market value, less selling expenses, are below their financial carrying costs. At September 30, 1999, the allowance for assets acquired was $69,000. For the first nine months of 1999, a $39,000 loss provision was recorded to reflect a decline in fair value. Comparatively, a $22,000 loss provision was deemed necessary for the same period in 1998. Efforts to liquidate assets acquired are proceeding as quickly as potential buyers can be located and legal constraints permit.

At September 30, 1999, and December 31, 1998, the level of loans past due 90 days or more and still accruing interest was deemed insignificant. Generally, loans in the past due category are well collateralized and in the process of collection.

At September 30, 1999, there were no potential problem loans, as defined by the Securities and Exchange Commission, identified by management. However, management was monitoring loans of approximately $8.6 million for which the

                       CODORUS VALLEY BANCORP, INC.


ability of the borrower to comply with present repayment terms was uncertain. These loans were not included in the Table 1 disclosure. They are monitored closely, and management presently believes that the allowance for loan losses is adequate to cover anticipated losses that may be attributable to these loans. Comparatively, management was monitoring loans of approximately $7.5 million on December 31, 1998.


Allowance for loan losses

Table 2, Analysis of Allowance for Loan Losses depicts a $2,037,000 allowance at September 30, 1999, which was 1 percent of total loans. The current period allowance increased above 1998 primarily to support a larger portfolio of commercial loans. The provision expense for the current nine month period was $200,000, compared to $375,000 for the same period in 1998. The loss provision was greater in 1998 due to a larger level of loan charge-offs. In

June of 1998 management charged off $456,000 attributable to a single commercial borrower whose account was deemed partially uncollectible.

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

The loan-to-deposit ratio was approximately 84 percent on September 30, 1999, compared to 78 percent on December 31, 1998. The ratio for both periods was within current policy guidelines.


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

                        CODORUS VALLEY BANCORP,INC.


Other risks

Periodically, various types of federal and state legislation are proposed that could result in additional regulation of, or restrictions on, the business of CVLY and its subsidiaries. Other than as discussed below, it cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of CVLY and its subsidiaries.

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

During the fourth quarter of 1999, management anticipates enactment of the Financial Institutions Modernization Act. This law will dramatically change the financial services industry by eliminating the barriers between commercial banking, insurance and securities industries. These barriers have existed since the enactment of the Glass-Steagall Act during the height of the Great Depression. Management is analyzing the effect of the aforementioned law on the liquidity, capital resources, and results of operations of CVLY. The law may have a substantial long term impact by changing the business environment in which CVLY operates.

Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation which, if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on CVLY's results of operations.

                    	CODORUS VALLEY BANCORP, INC.

Table 1 - Nonperforming Assets and Past Due Loans

                                         September 30,  December 31,
(dollars in thousands)                       1999        1998
                                            ------      ------
Impaired loans (1)                          $2,412      $1,706
Assets acquired in foreclosure (2)           1,643       1,871
                                            ------      ------
  Total nonperforming assets                $4,055      $3,577
                                            ======      ======
Loans past due 90 days or more
 and still accruing interest                   $60         $13

Ratios:
Impaired loans as a % of
 total period-end loans                      1.18%        .90%
Nonperforming assets as a % of
 total period-end loans and net
 assets acquired in foreclosure              1.96%       1.87%
Nonperforming assets as a % of
 total period-end stockholders'
 equity                                     15.58%      13.73%
Allowance for loan losses as a
 multiple of impaired loans                   .8x         1.1x

Interest not recognized on impaired
loans at period-end: (3)
------------------------------------
Contractual interest due                     $321         $312
Interest revenue recognized                    50           73
                                             ----         ----
Interest not recognized in operations        $271         $239
                                             ====         ====
(1) Comprised solely of nonaccrual loans.
(2) Net of related allowance(reserve).
(3) This table includes interest not recognized on loans which were classified as impaired at period-end. While every effort is being made to collect this interest revenue, it is probable a portion will never be recovered.

                   	CODORUS VALLEY BANCORP, INC.

Table 2-Analysis of Allowance for Loan Losses


 (dollars in thousands)                          1999     1998
                                                ------   ------
 Balance-January 1,                             $1,865   $2,098

 Provision charged to operating expense            200      375

 Loans charged off:
   Commercial                                        2      610
   Real estate-mortgage                              0        0
   Consumer                                         40       14
                                                ------   ------
     Total loans charged off                        42      624

 Recoveries:
   Commercial                                       10       10
   Real estate-mortgage                              0        0
   Consumer                                          4        7
                                                ------   ------
     Total recoveries                               14       17
                                                ------   ------
     Net (recoveries)chargeoffs                     28      607

 Balance-September 30,                          $2,037   $1,866
                                                ======   ======
 Ratios:

 Net charge-offs (annualized) to average
   total loans                                    .02%      .43%
 Allowance for loan losses to total loans
   at period-end                                  .99%     1.00%
 Allowance for loan losses to impaired loans
   and loans past due 90 days or more            82.4%     59.8%



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

Item 6. Exhibits and reports on Form 8-K

        (a) Exhibits-The following exhibit is being filed as part of this
            Report: (see also Item 6(b))

              Exhibit No.             Description
                 27       Financial Data Schedule as of September 30, 1999.

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

          		         Codorus Valley Bancorp, Inc.
                                  (Registrant)



November 9, 1999                      /s/ Larry J. Miller
Date                                  Larry J. Miller,
                                      President & CEO
                                      (principal executive officer)

November 9, 1999                      /s/ Jann A. Weaver
Date                                  Jann A. Weaver,
                                      Assistant Treasurer &
                                      Assistant Secretary
                                      (principal financial and
                                        accounting officer)