Form 10-K
period 1999-12-31
CODORUS VALLEY BANCORP INC
filed 2000-03-29
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to ________________

Commission file number 0-15536.

                       CODORUS VALLEY BANCORP, INC.
           -----------------------------------------------------
          (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                               23-2428543
     -------------------------------                 -------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

 105 LEADER HEIGHTS ROAD, P.O. BOX 2887, YORK, PENNSYLVANIA      17405
 ----------------------------------------------------------   ----------
          (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: 717-846-1970

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class          Name of each exchange on which registered
  -------------------          -----------------------------------------
     NOT APPLICABLE                         NOT APPLICABLE

Securities registered pursuant to Section 12(g) of the Act:

              Common Stock, par value $2.50 per share
              ---------------------------------------
                        (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of Codorus Valley Bancorp, Inc.'s voting stock held by non-affiliates was approximately, $24,937,000 as of March 14, 2000.

As of February 22, 2000, Codorus Valley Bancorp, Inc. had 2,342,683 shares of common stock outstanding, par value $2.50 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE
1999 Annual Report to Stockholders                Parts I, II and IV
Proxy Statement for the Annual Meeting of
 Stockholders to be held May 16, 2000             Parts III and IV

                  Codorus Valley Bancorp, Inc.
                       Form 10-K Index


Part I                                                      Page

Item 1  Business............................................   3
Item 2  Properties..........................................   7
Item 3  Legal Proceedings...................................   8
Item 4  Submission of Matters to a Vote of Security Holders.   8


Part II

Item 5  Market for Codorus Valley Bancorp, Inc.'s Common
        Equity and Related Stockholder Matters..............   8
Item 6  Selected Financial Data.............................   8
Item 7  Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................   8
Item 7A Quantitative and Qualitative Disclosures About
        Market Risk.........................................   9
Item 8  Financial Statements and Supplementary Data.........  10
Item 9  Changes in and disagreements with Accountants on
        Accounting and Financial Disclosure.................  10


Part III

Item 10  Directors and Executive Officers, Codorus Valley
         Bancorp, Inc.......................................  11
Item 11  Executive Compensation.............................  11
Item 12  Security Ownership of Certain Beneficial Owners
         and Management.....................................  11
Item 13  Certain Relationships and Related Transactions.....  11


Part IV

Item 14  Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K........................................  11

         Signatures.........................................  14

         Exhibit Index......................................  15

PART I

The management of Codorus Valley Bancorp, Inc. has made forward-looking statements in this annual report on Form 10-K. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Codorus Valley Bancorp, Inc. and its subsidiaries, PeoplesBank, A Codorus Valley Company and SYC Realty Company, Inc. Management is making forward-looking statements when words such as "believes," "expects," "anticipates" or similar expressions are used in this annual report.

Shareholders should note that many factors some of which are discussed elsewhere in this report, could affect the future financial results of Codorus Valley Bancorp, Inc.,its subsidiaries, or the combined company, and could cause those results to differ materially from those expressed in the forward-looking statements contained in this annual report on Form 10-K. These factors include:

     o    operating, legal and regulatory risks;
     o economic, political and competitive forces affecting banking, securities, asset management and credit services businesses; and
     o the risk that management's analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

Item 1: Business

Codorus Valley Bancorp, Inc. is a Pennsylvania business corporation. It was incorporated on October 7, 1986. On March 2, 1987, Codorus Valley became a bank holding company, under the Bank Holding Company Act of 1956. PeoplesBank, A Codorus Valley Company is its wholly-owned banking subsidiary and SYC Realty Co., Inc. is its wholly-owned nonbank subsidiary. Codorus Valley's business consists primarily of managing PeoplesBank, and its principal source of income has been dividends received from PeoplesBank. On December 31, 1999, Codorus Valley had total consolidated assets of $291 million, total deposits and other liabilities of $266 million, and total stockholders' equity of $25 million.

Bank Subsidiary

PeoplesBank, organized in 1934, is a Pennsylvania chartered bank and is not a member of the Federal Reserve System. PeoplesBank offers a full range of commercial and consumer banking services through eight full service banking office locations in York County, Pennsylvania. PeoplesBank also offers trust and investment services at Codorus Valley Corporate Center located in York, Pennsylvania. The Federal Deposit Insurance Corporation insures the deposits of PeoplesBank to the extent provided by law. On December 31,1999, PeoplesBank had total loans of $207 million and total deposits of $238 million.

PeoplesBank is not dependent on deposits or exposed to loan concentration to a single customer, or to a small group of customers. Therefore, losses from a single customer, or small customer group, would not have a material adverse effect on the financial condition of PeoplesBank. At year end 1999, there were three concentrations of loans by industry that exceeded 10% of total loans, as follows: commercial facility leasing, 16.1%; residential facility leasing, 10.9%; and real estate development, 10.6%, compared to 17.2%, 11.8% and 10.4%, respectively, at year end 1998.

In 1998, PeoplesBank created SYC Settlement Services, Inc., as a wholly-owned subsidiary, to provide real estate settlement services. SYC Settlement Services, Inc. began operations in January 1999.

In 1999, PeoplesBank created SYC Insurance Services, Inc., as a wholly-owned subsidiary, to facilitate the sale of investment products through a third-party marketing arrangement. SYC Insurance, inactive during 1999, began operations in January 2000.

Nonbank Subsidiary

On June 20, 1991, SYC Realty Company, Inc. was incorporated as a wholly-owned subsidiary of Codorus Valley Bancorp, Inc. Codorus Valley created this nonbank subsidiary primarily for the purpose of disposing of selected properties obtained from PeoplesBank in satisfaction of debts previously contracted. SYC Realty commenced business operations in October 1995. To date, the financial impact of this subsidiary's operations on Codorus Valley and PeoplesBank has been immaterial.

Competition

The banking industry in PeoplesBank's service area, principally York County, Pennsylvania, is extremely competitive. PeoplesBank competes with commercial banks and other financial service providers such as thrifts, credit unions, consumer finance companies, investment firms, and mortgage companies. Some financial service providers operating in PeoplesBank's service area operate on a national and regional scale and possess resources greater than those of PeoplesBank.

Supervision and Regulation

Codorus Valley Bancorp, Inc. is registered as a bank holding company and is subject to the regulations of the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956. The Bank Holding Company Act requires bank holding companies to file periodic reports with and are subject to examination by the Federal Reserve. The Federal Reserve issued regulations under the Bank Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve, pursuant to such regulations, may require Codorus Valley to stand ready to use its resources to provide adequate capital funds to PeoplesBank during periods of financial stress or adversity.

The Bank Holding Company Act prohibits Codorus Valley from acquiring: direct or indirect control of more than 5% of the outstanding voting stock of any bank, or substantially all of the assets of any bank, or merging with another bank holding company, without the prior approval of the Federal Reserve. The Pennsylvania Department of Banking also must approve any similar consolidation. Pennsylvania law permits Pennsylvania bank holding companies to control an unlimited number of banks.

The Bank Holding Company Act restricts Codorus Valley to engaging in activities that the Federal Reserve has found to be closely related to banking, and which are expected to produce benefits for the public that will outweigh any potentially adverse effects. To this end, the Bank Holding Company Act prohibits Codorus Valley from: engaging in most nonbanking businesses, or acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a nonbanking business, unless the Federal Reserve has determined that the nonbanking business is closely related to banking. Under the Bank Holding Company Act, the Federal Reserve may require a bank holding company to end a nonbanking business if it constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

The operations of PeoplesBank are subject to federal and state statutes applicable to banks chartered under the banking laws of the Commonwealth of Pennsylvania and whose deposits are insured by the Federal Deposit Insurance Corporation.

The FDIC is the primary regulator of PeoplesBank. It regularly examines banks in such areas as loss reserves, loans, investments, management practices, and other aspects of operations. These examinations are designed for the protection of PeoplesBank's depositors rather than Codorus Valley's shareholders. PeoplesBank must furnish annual and quarterly reports to the FDIC.

Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, the types and terms of loans a bank may make and the collateral it may take, the activities of a bank with respect to mergers and consolidations, and the establishment of branches.

The Federal Reserve Act imposes restrictions on a subsidiary bank of a bank holding company, such as PeoplesBank. The restrictions affect extensions of credit to the bank holding company and its subsidiaries, investments in the stock or other securities of the bank holding company and its subsidiaries, and taking such stock or securities as collateral for loans. The Federal Reserve Act and Federal Reserve regulations also place limitations and reporting requirements on extensions of credit by a bank to the principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulations may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

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

We provide a brief discussion of recent federal agency pronouncements that affect Codorus Valley and/or PeoplesBank below.

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, which is also known as the Financial Services Modernization Act. The act repeals Depression-era banking laws and will permit banks, insurance companies and securities firms to engage in each others businesses after complying with conditions and regulations which are yet to be finalized. The act grants to community banks the power to enter new financial markets as a matter of right that larger institutions have managed to do on an ad hoc basis. At this time Codorus Valley has no plans to pursue these additional possibilities. Management does not believe that the Financial Services Modernization Act will have an immediate positive or negative material effect on Codorus Valley's operations. However, the act may result in increased competition from larger financial service companies, many of who have substantially more financial resources than Codorus Valley, and now may offer banking services in addition to insurance and brokerage services.

Periodically, various types of federal and state legislation are proposed that could result in additional regulation of, and restrictions on, the business of Codorus Valley and PeoplesBank. It cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of Codorus Valley and its subsidiaries. As a consequence of the extensive regulation of commercial banking activities in the United States, Codorus Valley's and PeoplesBank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the cost of doing business. Except as specifically described above, management believes that the effect of the provisions of the aforementioned legislation on the liquidity, capital resources, and results of operations of the Codorus Valley will be immaterial. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the Codorus Valley=s results of operations.

Other information

On December 31, 1999, PeoplesBank had 124 full-time employees and 13 part-time employees.

The required Statistical Information for Item 1 can be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this report.

Item 2: Properties

Codorus Valley Bancorp, Inc. owns the following property in fee, subject to two liens. A local financial institution holds a first lien for approximately $2 million and Codorus Valley's wholly-owned subsidiary PeoplesBank holds a second lien for approximately $2.2 million.

   Codorus Valley Corporate Center
     Located at 105 Leader Heights Road, York, in York Township, PA. This facility of approximately 40,000 square feet serves as a corporate headquarters. Approximately sixty-seven percent of the leasable space is leased to PeoplesBank, the remaining thirty-three percent is available for lease to nonaffiliated parties. This facility is adjacent to the Bank's Data Operations Center and Leader Heights banking office.

PeoplesBank owns the following properties in fee and without liens.

   Glen Rock Office: Located at 1 Manchester Street in the borough of Glen Rock,
     PA. Two bank-owned parking lots are located nearby on Hanover Street and at 7 Manchester Street in the borough of Glen Rock, PA.

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

   Stewartstown Office: Located at 2 Ballast Lane in the borough of
     Stewartstown, PA. This office is a 1,278 square foot unit of a business complex known as Village Square at Stewartstown. The lease, signed on November 29, 1993, is for a twenty year term, with four five year term options. From inception of the lease through 1997, the minimum annual rent was approximately $15,700. For the four year period 1998 through 2001, the minimum annual rent will be approximately $17,300. Thereafter, the minimum annual rent will increase at three-year intervals.

All of the above properties are located in York County, Pennsylvania and are, in the opinion of management, adequate for the business purposes of Codorus Valley and its subsidiaries.

Item 3: Legal Proceedings

In the opinion of the management of Codorus Valley Bancorp, Inc., there are no proceedings pending to which Codorus Valley and PeoplesBank are a party or to which its property is subject, which, if determined adversely to Codorus Valley and PeoplesBank, would be material in relation to Codorus Valley's and PeoplesBank's financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of Codorus Valley and PeoplesBank. In addition, no material proceedings are pending, threatened or contemplated against Codorus Valley and PeoplesBank by government authorities.

Item 4: Submission of Matters to a Vote of Security Holders

None.


PART II

Item 5: Market for Codorus Valley Bancorp, Inc.'s Common Equity and Related Stockholder Matters

Market and dividend information appearing in the 1999 Annual Report to Stockholders, under the caption Stock, Dividend and Broker Information, is incorporated by reference in response to this item and is included on the inside back cover of Exhibit 13.

As of March 14, 2000, the Codorus Valley had approximately 1,003 stockholders of record.

Related stockholder information appearing in the 1999 Annual Report to Stockholders, under the caption Stockholders' Equity, included in Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, is incorporated by reference in response to this item and is included on pages 34 and 35 of Exhibit 13.

Item 6: Selected Financial Data

Information appearing in the 1999 Annual Report to Stockholders, under the caption Selected Financial Data, is incorporated by reference in response to this item and is included on page 4 of Exhibit 13.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Management Discussion and Analysis of Consolidated Financial Condition and Results of Operations in the 1999 Annual Report to Stockholders is incorporated by reference in response to this item and is included on pages 24 through 40 of
Exhibit 13.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Information appearing in the 1999 Annual Report to Stockholders, under the caption Market Risk Management included in Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, is incorporated by reference in response to this item and is included on pages 38 and 39 of
Exhibit 13.

Codorus Valley manages interest rate risk primarily through sensitivity analysis, included on pages 38 and 39 of Exhibit 13. It also uses a gap analysis as a secondary means for managing interest rate risk. The gap analysis begins by assigning interest rate sensitive assets and interest rate sensitive liabilities into future time periods, typically one year, based on a scheduled maturity or repricing date. Repriceable liabilities are then subtracted from repriceable assets to determine a difference, or gap. The measurement process relies on many assumptions such as the amount and timing of repriceable cash flows from interest rate sensitive assets and liabilities. The following assumptions are made about repriceable cash flows from interest rate sensitive assets:

     o    variable rate instruments could reprice daily,
     o    adjustable rate instruments reprice at the interest maturity date,
     o fixed rate loans reprice at their scheduled maturity date and include estimated prepayments
     o fixed rate investment securities, except for mortgage-backed instruments, reprice at their scheduled maturity date, or call date if more appropriate, and
     o fixed rate mortgage-backed instruments reprice based on principal pay-down estimates.

Generally, interest sensitive liabilities reprice similarly to interest sensitive assets with the exception of NOW and savings deposits which do not have scheduled maturities. Technically, NOW and savings balances can be repriced at any time. Historically, NOW and savings balances have been relatively stable despite changes in market interest rates. This stability assumption was made in the current measurement process.

We provide a schedule depicting balance sheet repricing characteristics and an estimate of gap at December 31, 1999 below. The cumulative gap measure is one way to measure how a change in market interest rates will impact net interest income for specific time frames. For example, the cumulative gap in the "181-365" repricing category represents a one year net liability position of $100 million or 38 percent of interest earning assets on December 31, 1999. The liability sensitive gap position implies that over the next year net income will decrease if market interest rates rise and increase if rates fall. The theory is that more liabilities will reprice, at higher market interest rates, than the assets that they fund. Management is presently implementing financial strategies to reduce Codorus Valley's liability sensitive gap position.

A gap analysis is limited in its usefulness since it represents a one-day position, which is continually changing and not necessarily indicative of Codorus Valley's position at any other time. Gap analysis does not consider the complexity of interest rate relationships and spreads depending on the direction, magnitude and timing of changes in market interest rates. Additionally, it does not consider the impact of financial strategies that management could employ.


                                                                                                     After
at December 31, 1999             0-30       31-90       91-180     181-365      1-2       2-5         5
(dollars in thousands)           Days       Days         Days       Days       Years     Years       Years       Total
                                -------    ------       ------     ------     ------    ------       ------     --------
Interest earning assets:
Interest earning deposits       $      0    $     0    $     0    $   126    $   100    $     0   $      0   $    226
Federal funds sold                   568          0          0          0          0          0          0        568
Securities available-for-sale      3,737      1,308      5,869      7,707      7,870     12,589      7,981     47,061
Securities held-to-maturity            0          0          0          0          0          0      9,361      9,361
Loans                             43,267      4,196      7,595     20,481     19,674     39,736     70,477    205,426
                                --------    -------    -------     -------  --------    -------    -------   --------
  Total                         $ 47,572    $ 5,504    $13,464    $28,314    $27,644    $52,325    $87,819   $262,642

Interest bearing liabilities:
NOW deposits                    $ 24,376    $     0    $     0    $     0    $     0    $     0    $     0    $24,376
Money market deposits             40,449          0          0          0          0          0          0     40,449
Savings deposits                  19,007          0          0          0          0          0          0     19,007
Time CDs less than $100,000       23,630     15,207     19,368     21,425     13,450     19,171          0    112,251
Time CDs $100,000 and above        4,686      4,885      2,303      3,669      1,675      1,730          0     18,948
Short-term borrowings             15,657          0          0          0          0          0          0     15,657
Long-term borrowings                  24         48         72        149        313      2,104      7,632     10,342
                                --------    -------    -------    -------    -------    -------    -------   --------
 Total                          $127,829    $20,140    $21,743    $25,243    $15,438    $23,005    $ 7,632   $241,030

Period gap                       (80,257)   (14,636)    (8,279)     3,071     12,206     29,320     80,187     21,612
Cumulative gap                   (80,257)   (94,893)  (103,172)  (100,101)   (87,895)   (58,575)    21,612
Cumulative gap as a % of
 interest earning assets
 at December 31, 1999             -30.6%     -36.1%     -39.3%     -38.1%     -33.5%     -22.3%       8.2%


Item 8: Financial Statements and Supplementary Data

Codorus Valley's Consolidated Financial Statements and the Notes thereto, in the 1999 Annual Report to Stockholders, are incorporated by reference in response to this item and are included on pages 5 through 22 of Exhibit 13. Table 11-Summary of Quarterly Financial Data included in Management's Discussion and Analysis of Consolidated Financial Condition of Results of Operations, in the 1999 Annual Report to Stockholders, is incorporated by reference in response to supplementary financial data and is included on page 40 of Exhibit 13.

Item 9: Changes in and disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10: Directors and Executive Officers, Codorus Valley Bancorp, Inc.

Information appearing in the Proxy Statement relating to the 2000 Annual Meeting of Stockholders to be held May 16, 2000 (Proxy Statement), under the captions "Information as to Nominees and Directors,""Directors and Executive Officers of Codorus Valley Bancorp, Inc." and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference in response to this item.

Item 11: Executive Compensation

Information appearing in the Proxy Statement, under the captions "Executive Compensation," "Board of Directors Report on Executive Compensation" and "Performance Graph" is incorporated by reference in response to this item.

Item 12: Security Ownership of Certain Beneficial Owners and Management

Information appearing in the Proxy Statement, under the captions "Beneficial Ownership of Codorus Valley Bancorp, Inc.'s Stock Owned by Principal Owners and Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference in response to this item.

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

      2. Financial Statement Schedules
         Required financial statement schedules are omitted. This information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

      3. Exhibits filed as part of 10-K pursuant to Item 601 of Regulation
         S-K.

           Exhibit
           Number   Description of Exhibit
           ------   ----------------------
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

            10.5 1998 Independent Directors Stock Option Plan (Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-61851 on Form S-8, filed with the Commission on August 19, 1998.)

             11 Statement re: Computation of Earnings Per Share (Incorporated by reference to Exhibit 13 hereof, 1999 Annual Report to Stockholders at Note 1 to the Consolidated Financial Statements.)

             13 Excerpts from the Annual Report to Stockholders for fiscal year ended December 31, 1999.

21     List of subsidiaries of Codorus Valley Bancorp, Inc.

             23     Consent of Independent Auditors

             24     Power of Attorney

             27     Financial Data Schedule



  (B) Reports on Form 8-K.

      Codorus Valley Bancorp, Inc. filed no Current Reports on Form 8-K for the quarter ended December 31, 1999.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codorus Valley Bancorp, Inc. (Registrant)
By /s/ Larry J. Miller                                    Date:  March 28, 2000
   ---------------------------
   Larry J. Miller, President
   and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity

/s/ George A. Trout, DDA    Chairman of the Board of      3/28/00
-------------------------   Directors and Director
George A. Trout, DDS


/s/ Larry J. Miller         President, Chief Executive    3/28/00
-------------------------   Officer and Director
Larry J. Miller, President
(Principal Executive
Officer)


                            Vice Chairman of the Board of  3/28/00
-------------------------   Directors and Director
Barry A. Keller


/s/ Dallas L. Smith         Secretary and Director         3/28/00
-------------------------
Dallas L. Smith


/s/ M. Carol Druck          Director                       3/28/00
-------------------------
M. Carol Druck


/s/ MacGregor S. Jones      Director                       3/28/00
-------------------------
MacGregor S. Jones


/s/ Rodney L. Krebs         Treasurer and Director         3/28/00
-------------------------
Rodney L. Krebs


/s/ Donald H. Warner        Vice President and Director    3/28/00
-------------------------
Donald H. Warner


/s/ D. Reed Anderson        Director                       3/28/00
-------------------------
D. Reed Anderson, Esq.


/s/ Jann A. Weaver          Assistant Treasurer and        3/28/00
-------------------------   Assistant Secretary
Jann A. Weaver
(Principal Financial and
Principal Accounting
Officer)


/s/ Harry R. Swift          Vice President and Secretary   3/28/00
-------------------------
Harry R. Swift, Esq.

                                  EXHIBIT INDEX


                                                                                 Page # in
                                                                                manually signed
Exhibit                                                                           original
Number   Description of Exhibit                                                  Form 10-K
------   ----------------------                                                  ---------
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

 11      Statement re: Computation of Earnings Per Share                             24
         (Incorporated by reference to Exhibit 13 - 1999 Annual Report to
         Stockholders at Note 1 to the Consolidated Financial Statements.)




  13     Excerpts from the Annual Report to Stockholders for
         fiscal year ended December 31, 1999.                                     17-55

  21     List of subsidiaries of the Registrant.                                     56

  23     Consent of Independent Auditors                                             57

  24     Power of Attorney                                                           58

  27     Financial Data Schedule                                                     59