Form 10-Q
period 2000-03-31
CODORUS VALLEY BANCORP INC
filed 2000-05-12
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	                   WASHINGTON, D.C. 20549

	                         FORM 10-Q
    (Mark One)
    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended        March 31, 2000
		                                        OR
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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of 04/11/00, 2,339,283 shares of common stock, par value $2.50, were outstanding.

	             CODORUS VALLEY BANCORP, INC.
                            10Q INDEX

                                                          Page #
PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements
          Consolidated Statements of Financial Condition...    1
          Consolidated Statements of Income................    2
          Consolidated Statements of Cash Flows............    3
          Notes to Consolidated Financial Statements.......    4

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............    8

Item 3. Quantitative and Qualitative Disclosures About
          Market Risk......................................   19


PART II - OTHER INFORMATION

Item 1. Legal proceedings..................................   20

Item 2. Changes in securities and use of proceeds..........   20

Item 3. Defaults by the company on its senior securities...   20

Item 4. Results of votes of security holders...............   20

Item 5. Other information..................................   20

Item 6. Exhibits and reports on Form 8-K...................   20

SIGNATURES.................................................   21

EXHIBIT 27, Financial Data Schedule........................   22

PART I - FINANCIAL INFORMATION:
Item 1.  Financial Statements
	          CODORUS VALLEY BANCORP, INC.
	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        Unaudited
                                                   March      December
                                                     31,         31,
(dollars in thousands)                              2000        1999
Assets                                           ---------   ---------
 Cash and due from banks
  Interest bearing deposits with banks            $    225   $    226
  Noninterest bearing deposits and cash              6,916     10,399
 Federal funds sold                                  2,189        568
 Securities available-for-sale                      46,272     46,268
 Securities held-to-maturity(market value $8,799
   at 3/31/00 and $8,835 at 12/31/99)                9,360      9,361
 Loans                                             206,499    207,318
 Less-allowance for loan losses                     (2,037)    (2,023)
                                                  --------   --------
   Total net loans                                 204,462    205,295
 Premises and equipment                              9,405      9,547
 Interest receivable                                 1,777      1,617
 Other assets                                        8,039      7,875
                                                  --------   --------
   Total assets.............................      $288,645   $291,156
                                                  ========   ========
Liabilities
 Deposits
  Noninterest bearing demand                      $ 25,182   $ 23,427
  NOW                                               25,388     24,376
  Money market                                      41,803     40,449
  Savings                                           19,205     19,007
  Time CDs less than $100,000                      108,011    112,251
  Time CDs $100,000 and above                       17,630     18,948
                                                  --------   --------
   Total deposits                                  237,219    238,458
 Federal funds purchased                                 0      2,657
 Other short-term borrowings                        14,000     13,000
 Long-term borrowings                               10,267     10,342
 Interest payable                                      747        731
 Other liabilities                                     668        596
                                                  --------   --------
   Total liabilities............................   262,901    265,784
Stockholders' Equity
 Series preferred stock, par value $2.50
  per share; 1,000,000 shares authorized;
  0 shares issued and outstanding                        0          0
 Common stock, par value $2.50 per share;
  10,000,000 shares authorized; 2,340,283 shares
  issued and outstanding at 3/31/00 and 2,343,183
  at 12/31/99.                                       6,019      6,019
 Additional paid-in capital                         11,978     11,978
 Retained earnings                                   9,500      9,050
 Accumulated other comprehensive loss                 (559)      (523)
 Less:  Treasury stock, 67,444 shares at 3/31/00
   and 64,544 at 12/31/99.                          (1,194)    (1,152)
                                                  --------   --------
   Total stockholders' equity...................    25,744     25,372
                                         								 --------   --------
   Total liabilities and stockholders' equity...  $288,645   $291,156
                                                  ========   ========
See accompanying notes.
                         CODORUS VALLEY BANCORP, INC.
	                    CONSOLIDATED STATEMENTS OF INCOME
	                               Unaudited
                                                     Three months ended
                                                           March 31,
(dollars in thousands, except per share data)           2000      1999
Interest Income                                       ------    ------
 Interest and fees from loans                         $4,519    $4,129
  Interest from federal funds sold and interest
   bearing deposits with banks                            31        37
  Interest and dividends from securities
   Taxable interest income                               705       625
   Tax-exempt interest income                            111        82
   Dividend income                                        56        19
                                                      ------    ------
   Total interest income.............................. 5,422     4,892
 Interest Expense
  NOW                                                     59        76
  Money market                                           349       281
  Savings                                                 96       103
  Time CDs less than $100,000                          1,504     1,502
  Time CDs $100,000 and above                            260       243
                                                      ------    ------
   Total interest expense on deposits                  2,268     2,205
 Interest expense on short-term borrowings and
  federal funds purchased                                215        13
 Interest expense on long-term borrowings                171        53
                                                      ------    ------
    Total interest expense............................ 2,654     2,271
                                                      ------    ------
   Net interest income................................ 2,768     2,621
 Provision for Loan Losses                                 0        75
                                                      ------    ------
   Net interest income after provision for loan losses 2,768     2,546
 Noninterest Income
  Trust and investment services fees                     175       124
  Service charges on deposit accounts                    162       127
  Other income                                           257       201
  Gain on sales of securities                              0        37
  Loss on sales of fixed assets                           (6)        0
                                                      ------    ------
   Total noninterest income                              588       489
 Noninterest Expense
  Salaries and benefits                                1,165     1,080
  Occupancy of premises                                  210       208
  Furniture and equipment                                260       228
  Postage, stationery and supplies                        98        87
  Professional and legal                                  31        73
  Marketing and advertising                              113        60
  Other real estate owned, net                            39        58
  Other                                                  453       401
                                                      ------    ------
   Total noninterest expense                           2,369     2,195
   Income before income taxes                            987       840
 Provision for Income Taxes                              279       239
                                                      ------    ------
  Net income..........................................$  708    $  601
  Net income per share                                ======    ======
    Basic..............................................$0.30     $0.24
    Diluted............................................$0.30     $0.24
 See accompanying notes.

                     CODORUS VALLEY BANCORP, INC.
	             CONSOLIDATED STATEMENTS OF CASH FLOWS
	                           Unaudited
                                                         Three months ended
                                                              March 31,
                                                           2000      1999
                                                         -------   -------
Cash Flows From Operating Activities:                (dollars in thousands)
 Net Income                                               $  708    $   601
 Adjustments to reconcile net income
  to net cash provided by operations:
   Depreciation                                              218        198
   Provision for loan losses                                   0         75
   Provision for losses on other real estate owned             2         15
   Net loss on sales of other real estate owned                0          4
   Gain on sales of securities                                 0        (37)
   Loss on sales of premises and equipment                     6          0
   Increase in interest receivable                          (160)       (28)
   Increase in other assets                                 (160)      (186)
   Increase in interest payable                               16         54
   Increase in other liabilities                              72        106
   Other, net                                                (28)         7
                                                         -------    -------
    Net cash provided by operating activities.............   674        809

Cash Flows From Investing Activities:
 Proceeds from sales of securities available-for-sale          0      3,030
 Proceeds from maturities and calls of securities
   available-for-sale                                      1,730      7,123
 Purchase of securities available-for-sale                (1,793)    (1,748)
 Net decrease(increase) in loans made to customers           749     (6,039)
 Proceeds from loan sales                                    118        109
 Proceeds from sales of premises and equipment                19          0
 Purchases of premises and equipment                        (101)      (348)
 Proceeds from sales of other real estate owned               12        104
                                                         -------    -------
   Net cash provided by investing activities............     734      2,231

Cash Flows From Financing Activities:
 Net increase in demand and savings deposits               4,319      2,662
 Net decrease in time deposits                            (5,558)      (661)
 Net decrease in short-term borrowings and
   federal funds purchased                                (1,657)    (1,234)
 Net (decrease) increase in long-term borrowings             (75)       965
 Dividends paid                                             (258)      (242)
 Payment to repurchase common stock                          (42)       (65)
                                                         -------    -------
    Net cash (used for)provided by financing activities...(3,271)     1,425
                                                         -------    -------
    Net (decrease)increase in cash and cash equivalents.. (1,863)     4,465
    Cash and cash equivalents at beginning of year....... 11,193     11,092
                                                         -------    -------
    Cash and cash equivalents at March 31,...............$ 9,330    $15,557
                                                         =======    =======
Supplemental Disclosures:
 Interest payments                                        $2,252     $2,151
 Income tax payments                                         $61         $0

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

These statements should be read in conjunction with notes to the audited financial statements contained in the 1999 Annual Report to Stockholders.

The consolidated financial statements include the accounts of Codorus Valley Bancorp, Inc. and its wholly owned bank subsidiary, PeoplesBank, A Codorus Valley Company, and its wholly owned nonbank subsidiary, SYC Realty Company, Inc. All significant intercompany account balances and transactions have been eliminated in consolidation.

No shares of common stock are reserved for issuance in the event of conversions or the exercise of warrants, options or other rights, except for 140,710 shares for the Corporation's Dividend Reinvestment and Stock Purchase Plan; 79,492 shares for the 1996 Stock Incentive Plan; 110,250 shares for the 1998 Independent Directors' Stock Option Plan; and those shares reserved for the Shareholders' Rights Plan.

The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2-Summary of Significant Accounting Policies

Loans Held-for-Sale - Loans held-for-sale are reported at the lower of cost or market value. The amount by which cost exceeds market value, if any, is accounted for as a valuation allowance and is charged to expense in the period of the change.

Per Share Computations - All per share computations include the retroactive effect of stock dividends declared, including the 5% stock dividend declared April 25, 2000. The weighted average number of shares of common stock outstanding used was approximately 2,389,485 for the three month period ended March 31, 2000 and 2,454,052 for the same period in 1999.

Reclassifications - Certain reclassifications have been made to the 1999 consolidated financial statements to conform with the 2000 presentation.

Comprehensive Income - As of January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement No. 130 requires unrealized gains or losses on available-for-sale securities, to be included in other comprehensive income. Total comprehensive income was $672,000 for the quarter ended March 31, 2000, compared to $386,000 for the same period of 1999.

                     	CODORUS VALLEY BANCORP, INC.

Note 3-Current Accounting Developments

During the fourth quarter of 1999, the Financial Accounting Standards Board
(FASB) issued an Exposure Draft on Business Combinations and Intangible Assets. Under the proposed Draft, companies would be required to: account for all business combinations using the purchase method; amortize goodwill over its useful economic life, but in no event over a period longer than 20 years; present goodwill charges on a net-of-tax basis as the last component of continuing operations on the income statement; recognize negative goodwill as an extraordinary gain; and recognize all reliably measureable identifiable intangible assets at their fair value, among other recommendations. The FASB expects to issue a final statement in the fourth quarter of 2000, applicable to business combinations and to intangible assets acquired in transactions initiated after the issuance date of the final statement.

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
                                              March 31,   December 31,
dollars in thousands)                             2000        1999
                                                 ------      ------
Impaired loans                                   $2,183      $1,892
Amount of impaired loans that have a related
  allowance                                      $2,183      $1,892
Amount of impaired loans with no related
  allowance                                          $0          $0
Allowance for impaired loans                       $471        $500


For the three months ended March 31,              2000        1999
                                                 ------      ------
Average investment in impaired loans             $1,903      $1,789
Interest income recognized on impaired loans
 (all cash-basis)                                   $14         $16

Note 5-Analysis of Allowance for Loan Losses

Changes in the allowance for loan losses for the three month period ended March 31, were as follows:
                                                     2000        1999
(dollars in thousands)                              ------      ------
Balance-January 1,                                  $2,023      $1,865
Provision charged to operating expense                   0          75
Loans charged off                                        0          (3)
Recoveries                                              14           6
                                                    ------      ------
Balance-March 31,                                   $2,037      $1,943
                                                    ======      ======

CODORUS VALLEY BANCORP, INC.

Note 6-Long-term Borrowings
                                                 March 31,  December 31,
                                                   2000        1999
(dollars in thousands)                            -------     -------
Notes issued by PeoplesBank to FHLB Pittsburgh:
  Due 2004, 5.12%, 5 year bullet                  $ 1,025    $ 1,025
  Due 2007, 6.82%, 10 year amortizing               2,260      2,324
  Due 2014, 6.43%, convertible quarterly after
   July 2009, 15 year bullet (convertible select)   5,000      5,000
Note issued by Codorus Valley Bancorp, Inc.:
  Due 2009, 7.35%, payment based on 20 year
    amortization, 10 year bullet                    1,982      1,993
                                                  -------    -------
    Total                                         $10,267    $10,342
                                                  =======    =======

The FHLBP notes payable are fixed rate and fixed/floating rate (convertible select) instruments. The 15 year convertible select is fixed for 10 years. During the remaining 5 years, the FHLBP has the option to convert the rate to a floating rate based on the 3 month Libor plus 16 basis points. If the FHLBP elects to exercise the conversion option, PeoplesBank can repay the loan without a prepayment penalty. The note issued by Codorus Valley Bancorp, Inc. is secured by a mortgage on the Codorus Valley Corporate Center office building at 105 Leader Heights Road, York, Pennsylvania.

	CODORUS VALLEY BANCORP, INC.


Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Codorus Valley Bancorp, Inc., a bank holding company (Codorus Valley or Corporation), and its wholly-owned subsidiary, PeoplesBank, A Codorus Valley Company (PeoplesBank) are provided below. Codorus Valley's consolidated financial condition and results of operations consist almost entirely of PeoplesBank's financial condition and results of operations. Current performance does not guarantee and may not be indicative of similar performance in the future.

Management has made forward-looking statements in this report, and in documents that are incorporated by reference, that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of Codorus Valley or PeoplesBank. Management is making forward-looking statements when it uses words such as "believes," "expects," "anticipates" or other similar expressions.

Readers should note that many factors, some of which are discussed elsewhere in this document and in the documents that management incorporates by reference, could affect the future financial results of Codorus Valley or PeoplesBank and could cause those results to differ materially from those expressed in forward-looking statements contained or incorporated by reference in this document. These factors include:

* operating, legal and regulatory risks;

* economic, political and competitive forces affecting banking, securities, asset management and credit services businesses; and

* the risk that management's analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents that Codorus Valley files periodically with the Securities and Exchange Commission.

CODORUS VALLEY BANCORP, INC.

Three months ended March 31, 2000
compared to three months ended March 31, 1999

INCOME STATEMENT ANALYSIS

Overview

A growing economy, and continued emphasis on sales and risk management were factors that contributed to an increase in net income. Net income for the current three month period was $708,000 or $.30 per share, compared to $601,000 or $0.24 per share, for the same period in 1999. All per share amounts were adjusted for stock dividends. The increase in current period net income was caused by a $147,000 increase in net interest income, a $99,000 increase in noninterest income, and a $75,000 decrease in the provision for loan losses. The favorable effect of these three income statement categories more than offset a $174,000 increase in noninterest operating expense. For the three-month period (annualized) of 2000, the return on average assets was approximately 0.98 percent compared to 0.89 percent for 1999. For the same periods, the return on average equity was approximately 11.1 percent for 2000 compared to 9.2 percent for 1999.

On March 31, 2000, total assets were approximately $289 million, reflecting a small decline from $291 million on December 31, 1999. Book value per share was $10.78 on March 31, 2000, compared to $10.66 on March 31, 1999. As of March 31, 2000, management believes that Codorus Valley meets all capital requirements to which it is subject. PeoplesBank's capital ratios exceed the quantitative federal regulatory minimums for well-capitalized commercial banks.

An explanation of the factors and trends that caused changes between the two periods, by earnings category, is provided below.


Net interest income

Net interest income for the current three-month period was $2,768,000, an increase of $147,000 or 5.6 percent above the same period in 1999. The increase in net interest income was due primarily to a greater volume of interest earning assets. Total interest earning assets averaged $262 million with a weighted average tax equivalent yield of 8.05 percent for the first three months of 2000 compared to $245 million and 7.93 percent, respectively, for the first three months of 1999. Growth in the average volume of interest earning assets occurred primarily in the commercial loan and investment securities portfolios. Net interest income continues to be constrained by a flat/inverse U.S. treasury yield curve, competitive price pressures and higher funding costs.

CODORUS VALLEY BANCORP, INC.


Total deposits averaged $237 million with a weighted average rate of 3.85 percent for the first three months of 2000 compared to $238 million and 3.75 percent, respectively, for the same period of 1999. The average balances of noninterest and interest bearing demand deposits increased 6 percent above 1999, while savings deposits declined 8 percent and CD deposits declined 3 percent. Deposit growth remains a challenge for PeoplesBank and the financial services industry, due to the popularity of higher yield/risk market alternatives.

Total borrowings averaged $25 million with a weighted average cost of 6.10 percent for the first three months of 2000 compared to $4 million and 6.07 percent, respectively, for the same period of 1999. The increase in borrowings compensated for a lack of deposit growth.


Provision for loan losses

For the current period, management believes the allowance for possible loan losses to be adequate and a loss provision unnecessary as there were no net charge-offs in the current quarter and overall credit quality continues to be strong.


Noninterest income

Total noninterest income for the current three-month period was $588,000, an increase of $99,000 or 20 percent above the same period in 1999. Income increased in all categories except for gains from asset sales. Trust and investment services fees increased $51,000 or 41 percent due to growth in assets under management and a price increase effective July 1, 1999. Service charges on deposit accounts increased $35,000 or 28 percent due primarily to selected price increases. Other income increased $56,000 or 28 percent due to fee income from PeoplesBank subsidiaries, principally SYC Insurance Services, Inc., which began operations in January 2000. The other income category was positively impacted by an increase in rental income from leased space in the corporate center. During the current period, rising market interest rates constrained asset sales and gains thereon. For the year 2000, noninterest income is expected to exceed the 1999 level, with the exception of gains from asset sales. The expected increase is based on the following presumptions: normal business growth, added revenue from the fee-based bank subsidiary SYC Insurance, and a full year's impact of selected price increases.


Fee-based subsidiary

In January 2000, PeoplesBank subsidiary, SYC Insurance Services, Inc., began operations. First quarter sales and fee income met management's expectations. PeoplesBank created SYC Insurance, at nominal cost, to generate fee income by facilitating the sale of investment products through a third-party marketing

CODORUS VALLEY BANCORP, INC.


arrangement. The initial product offering is a fixed rate annuity. Variable rate annuities and mutual fund products will be offered later this year. Licensed sales representatives throughout PeoplesBank's branch offices and divisions conduct sales of investment products. Products sold by SYC Insurance are not FDIC insured, not obligations of, nor guaranteed by PeoplesBank, and are subject to market risks including the possible loss of principal.


Noninterest expense

Total noninterest expense for the current three-month period was $2,369,000, an increase of $174,000 or 8 percent above the same period in 1999. The increase in noninterest expense primarily reflects increases in salaries and benefits, equipment, marketing and advertising, and other operating expense. The $85,000 or 8 percent increase in salaries and benefit expense reflects merit raises, higher replacement costs and fewer unfilled positions. The $32,000 or 14 percent increase in equipment expense reflects increased investment in technology. The $53,000 or 88 percent increase in marketing and advertising reflects ad campaigns for bank products and the Internet banking system, and branding research. The $52,000 or 13 percent increase in other operating expense was due primarily to increases in employee training costs and charitable donations. The $42,000 or 58 percent decrease in professional and legal expense reflects termination of a temporary investment management arrangement by the Trust and Investment Services Division of PeoplesBank.
Noninterest expense is expected to increase in the period ahead due to normal business growth and implementation of strategic initiatives such as staff additions, branch office expansion and technology investments.


Branch office expansion

In May 2000, PeoplesBank filed regulatory documents to establish a community banking office in Penn Township, Hanover, Pennsylvania. Plans call for the construction of a 1,850 square foot office to be located adjacent to a soon-to-be-constructed Rutter's Farm Store. Subject to regulatory approval and negotiation with the landlord, PeoplesBank plans to secure a long-term lease and begin banking operations during the fourth quarter of this year. As more information becomes available on this project it will be reported in future Form 10-Q filings.


Capital investment in technology

In January 2000, PeoplesBank introduced an internet banking system with on-line bill payment to its customers. To date, customer response has been very positive and usage has met management's expectations. Capital investment in the internet banking system, exclusive of marketing and maintenance expenses,

                  CODORUS VALLEY BANCORP, INC.


was approximately $61,000. Annual depreciation is approximately $20,000 based on an expected three-year useful life.

In April 2000, PeoplesBank upgraded its IBM AS400 host computer system, which was nearing the limits of its processing capacity. The upgrade, which cost approximately $90,000, proceeded smoothly and is expected to extend system life by three years. Annual depreciation is approximately $30,000. The benefits of this investment include increased processing capacity and speed, which translate to better customer service and increased processing efficiencies.

For the remainder of 2000, PeoplesBank will focus on several technology initiatives as defined in the Corporation's strategic technology plan. One key initiative is to develop a new bank website that is interactive and flexible. Resources will also be focused on improving on-line systems security through intruder detection and security upgrades. Other initiatives include improving the technology infrastructure by expanding the local area network to branch banking offices and decentralizing access to imaging technology.


Sales and product training

In January 1998, PeoplesBank contracted with a national sales training and consulting firm to implement a sales and product training program. The program is focused on the retail banking staff and has two primary objectives: first, to expedite the transformation of PeoplesBank to a customer-focused corporate culture, based upon superior sales and service; second, to increase sales through improved selling skills, increased product knowledge and confidence, and sales incentives. Formal training of the retail banking staff began in May 1998 and is expected to be completed by December 2000. Through March 31, 2000, PeoplesBank expended approximately $163,000 on this program ($36,000 in 2000, to date; $32,000 in 1999; and
$95,000 in 1998).


Income taxes

The provision for federal income taxes was $279,000 for the current three-month period, compared to $239,000 for the same period in 1999. The increase in federal taxes was due to an increase in taxable income.

                   CODORUS VALLEY BANCORP, INC.


BALANCE SHEET REVIEW


Investment securities, Loans, & Deposits

On March 31, 2000, investment securities, loans and deposits approximated the level at December 31, 1999.


Short-Term and Long-Term Borrowings

In order to meet short-term funding needs PeoplesBank can borrow from larger correspondent banks in the form of funds purchased. PeoplesBank also utilizes available credit through the Federal Home Loan Bank of Pittsburgh (FHLBP). The rate is established daily based on prevailing market conditions for overnight funds. PeoplesBank's maximum borrowing capacity, as established quarterly by the FHLBP, was approximately $60 million, on December 31, 1999, the most recent available date.

On March 31, 2000, long-term borrowings were $10.3 million, approximately the same as December 31, 1999. A listing of long-term borrowing agreements is provided in Note 6 of this report.


Stockholders' Equity

Stockholders' equity, or capital, is a source of funds which enables Codorus Valley to maintain asset growth and to absorb losses. Total stockholders' equity was $25.7 million on March 31, 2000, approximately the same as December 31, 1999. Unrealized holding losses on available-for-sale investment securities caused by rising market interest rates, and stock repurchases which partially offset the positive impact from earnings, constrained equity growth. Book value per share, as adjusted, was $10.78 on March 31, 2000, compared to $10.66 on December 31, 1999.

The level of capital for Codorus Valley and PeoplesBank remained sound for both periods. PeoplesBank exceeded all minimum regulatory requirements for well-capitalized commercial banks as established by the FDIC, its primary federal regulator. The FDIC's minimum quantitative standards for a well-capitalized institution are as follows: tier I risk-based capital, 6 percent; total risk-based capital, 10 percent; and tier I leverage ratio, 5 percent. At the state level, the Pennsylvania Department of Banking uses a leverage ratio guideline of 6 percent. Codorus Valley's and PeoplesBank'S capital amounts and classification are also subject to qualitative judgments by regulators. The table below depicts capital ratios for Codorus Valley and PeoplesBank on March 31, 2000, and December 31, 1999.

                     CODORUS VALLEY BANCORP, INC.


Capital Ratios
                                Codorus Valley
                                Consolidated         PeoplesBank
                               3/31/00 12/31/99   3/31/00  12/31/99
Tier I risk-based capital       11.3     11.2         9.4     9.2
Total risk-based capital        12.2     12.1        10.3    10.1
Tier I leverage                  9.1      9.3         7.5     7.6

Capital investments made in earlier periods, as described in previous SEC filings, and future investments will impact current and future earnings and capital growth. Possible future investments could include expansion of the community office franchise, technology, and acquisition of financial services companies. Management and the board of directors believe that capital investments, guided by a long range strategic plan, are necessary to develop an infrastructure to grow market share and net income over the long-term, and are important components of the overall strategy of enhancing long-term shareholder value.

On April 11, 2000, the board declared a quarterly cash dividend of $.11 cents per share, payable May 9, 2000, to shareholders of record April 25, 2000. This follows a $.11 cents per share cash dividend paid in February 2000. On April 25, 2000, the board declared a 5 percent stock dividend, payable June 23, 2000, to shareholders of record May 9, 2000.

In February 1999, Codorus Valley publicly announced that its board authorized the purchase, in open market and privately negotiated transactions, of up to 112,500 shares or 4.9 percent of Codorus Valley's then outstanding common stock. Purchases are authorized periodically when market conditions warrant, and are expected to be funded from operations using available retained capital. As of March 31, 2000, Codorus Valley purchased 78,322 shares of its common stock for approximately $1,396,000. Of this total, 10,878 shares were reissued to partially satisfy the 5 percent stock dividend paid in June 1999. As of March 31, 2000, 67,444 shares were held in treasury.

The weighted average number of shares of common stock outstanding, adjusted for stock dividends declared through April 2000, was approximately 2,389,485 shares for the three month period ended March 31, 2000, and 2,454,052 for the same period in 1999.


RISK MANAGEMENT

Nonperforming assets

Table 1 of this report provides a summary of nonperforming assets and past due loans, and related ratios. The paragraphs below contain an explanation of changes within each classification for March 31, 2000, compared to December 31, 1999.

                    CODORUS VALLEY BANCORP, INC.


A major component of nonperforming assets is impaired loans. For all reporting periods, impaired loans were principally comprised of collateral dependent commercial loans and residential mortgage loans classified as nonaccrual. Accordingly, Codorus Valley uses the cash basis method to recognize interest income on loans that are impaired. On March 31, 2000, the impaired loan portfolio was $2,183,000, reflecting a $291,000 or 15 percent increase since year-end 1999. On March 31, 2000, the impaired loan portfolio was comprised of twenty-five unrelated accounts, primarily commercial loan relationships, ranging in size from $8,000 to $488,000. These loan relationships vary by industry and are generally collateralized with real estate assets. A loss allowance, which is evaluated at least quarterly, has been established for accounts that appear to be under-collateralized. Efforts to modify contractual terms for individual accounts, based on prevailing market conditions, or liquidate collateral assets, are proceeding as quickly as potential buyers can be located and legal constraints permit.

Other real estate owned (OREO), net of allowance, totaled $1,365,000 on March 31, 2000, approximately the same as December, 31, 1999. On March 31, 2000, the OREO portfolio was comprised of real estate assets from four former commercial loan relationships. The largest property has a carrying value of $992,000, which makes up 73 percent of the OREO portfolio. Management believes that the net realizable value of this property is sufficiently greater than its carrying value based on a recent external appraisal. A loss allowance, which is evaluated at least quarterly, has been established for assets whose estimated market value, less selling expenses, are below their financial carrying costs. On March 31, 2000, the OREO allowance was $43,000. For the first three months of 2000, a $2,000 loss provision was recorded to reflect a loss on the decline in fair value. Comparatively, a $15,000 loss provision was deemed necessary for the same period in 1999. Efforts to liquidate OREO are proceeding as quickly as potential buyers can be located and legal constraints permit.

On March 31, 2000, loans past due 90 days or more and still accruing interest were $1,186,000, compared to $13,000 on December 31, 1999. Approximately $1,173,000 of total loans past due 90 days and still accruing interest on March 31, 2000, were associated with a single commercial loan. Subsequent to March 31, 2000, circumstances arose which caused management to doubt the near-term collectability of this loan. As a result, the loan was reclassified to nonaccrual and approximately $27,000 in previously recorded interest income was reversed in the May 2000 financials. Generally, loans in the past due category are adequately collateralized and in the process of collection. On March 31, 2000, management had not identified any potential problem loans, as defined by the Securities and Exchange Commission. However, management was monitoring loans of approximately $7.6 million for which the ability of the borrower to comply with present repayment terms was uncertain. These loans were not included in the Table 1 disclosure. They are monitored closely, and management presently believes that the allowance for loan losses is adequate to cover anticipated losses that may be attributable to these loans.

                        CODORUS VALLEY BANCORP, INC.


Comparatively, management was monitoring loans of approximately $7.5 million on December 31, 1999.


Allowance for loan losses

Table 2, Analysis of Allowance for Loan Losses depicts a $2,037,000 allowance on March 31, 2000, which was 0.98 percent of total loans. The current period allowance increased above 1999 primarily to support a larger portfolio of commercial loans. The provision expense for the current three-month period was $0, compared to $75,000 for the same period in 1999. Based on a recent evaluation of potential loan losses and the current portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on March 31, 2000.


Liquidity

Management believes that Codorus Valley's liquidity is adequate. Principal funding sources include maturing investment securities, the ability to borrow from the Federal Home Loan Bank of Pittsburgh, and deposit growth.

The loan-to-deposit ratio was approximately 87 percent on March 31, 2000, and December 31, 1999. In the period ahead the loan-to-deposit ratio could increase due to competitive forces which may constrain deposit growth. By necessity, short-term and long-term borrowings will play an increasingly important role in funding.


Market risk management

In the normal course of conducting business, Codorus Valley is exposed to market risk, principally interest rate risk, through the operations of its banking subsidiary. Interest rate risk arises from market driven fluctuations in interest rates, which may affect cash flows, income, expense and values of financial instruments. An asset-liability management committee comprised of members of senior management and an outside director manages interest rate risk. No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided in the SEC Form 10-K for period ended December 31, 1999.

Other risks

Periodically, federal and state legislators propose legislation that could result in additional regulation of, or restrictions on, the business of Codorus Valley and its subsidiaries. Other than as discussed below, management cannot predict whether such legislation will be adopted or, if adopted, how the legislation would affect the business of Codorus Valley and its subsidiaries.

                     CODORUS VALLEY BANCORP, INC.


On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, which is also known as the Financial Services Modernization Act. The act repeals Depression-era banking laws and permits banks, insurance companies and securities firms to engage in each other's businessess after complying with certain conditions and regulations which are yet to be finalized. The act grants to community banks the power to enter new financial markets as a matter of right that larger institutions have managed to do on an ad hoc basis. At this time, Codorus valley has no plans to pursue these additional possibilities. Management does not believe that the Financial Services Modernization Act will have an immediate positive or negative material effect on Codorus Valley's operations. However, the act may result in increased competition from larger financial services companies, many of who have substantially more financial resources than Codorus Valley, and now may offer banking services in addition to insurance and brokerage services.

Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation which, if implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations. Although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on Codorus Valley's results of operations.

                    	CODORUS VALLEY BANCORP, INC.

Table 1 - Nonperforming Assets and Past Due Loans
                                           March 31,  December 31,
(dollars in thousands)                       2000        1999
                                            ------      ------
Impaired loans (1)                          $2,183      $1,892
Other real estate owned, net(2)              1,365       1,385
                                            ------      ------
  Total nonperforming assets                $3,548      $3,277
                                            ======      ======
Accruing loans that are contractually past
  due 90 days or more as to principal or
  interest                                  $1,186         $13

Ratios:
Impaired loans as a % of
 total period-end loans                      1.06%        .91%
Nonperforming assets as a % of total
 period-end loans and other real estate
 owned, net of reserve                       1.71%       1.57%
Nonperforming assets as a % of
 total period-end stockholders' equity 13.78% 12.92% Allowance for loan losses as a
 multiple of impaired loans                   .9x         1.1x

Interest not recognized on impaired loans at period-end: (3)
------------------------------------------------------------
Contractual interest due                     $227         $240
Interest revenue recognized                    14           49
                                             ----         ----
Interest not recognized in operations        $213         $191
                                             ====         ====
(1) Comprised solely of nonaccrual loans.
(2) Net of related allowance(reserve).
(3) This table includes interest not recognized on loans which were classified as impaired at period-end. While every effort is being made to collect this interest revenue, it is probable a portion will never be recovered.

                   	CODORUS VALLEY BANCORP, INC.

Table 2-Analysis of Allowance for Loan Losses


 (dollars in thousands)                          2000     1999
                                                ------   ------
 Balance-January 1,                             $2,023   $1,865

 Provision charged to operating expense              0       75

 Loans charged off:
   Commercial                                        0        1
   Real estate-mortgage                              0        0
   Consumer                                          0        2
                                                ------   ------
     Total loans charged off                         0        3

 Recoveries:
   Commercial                                        9        3
   Real estate-mortgage                              0        0
   Consumer                                          5        3
                                                ------   ------
     Total recoveries                               14        6
                                                ------   ------
     Net (recoveries)chargeoffs                    (14)      (3)

 Balance-March 31,                              $2,037   $1,943
                                                ======   ======
 Ratios:

 Net charge-offs (annualized) to average
   total loans                                    .00%      .00%
 Allowance for loan losses to total loans
   at period-end                                  .98%     1.00%
 Allowance for loan losses to impaired loans
   and loans past due 90 days or more            60.5%     82.4%



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred in the market risk strategy as discussed in the Form 10-K for the period ended December 31, 1999. (SEC file number 000-15536, "Item 7A: Quantitative and Qualitative Disclosures About Market Risk," pages 9 and 10 of Form 10-K.)

                   	CODORUS VALLEY BANCORP, INC.

PART II - OTHER INFORMATION:

Item 1. Legal proceedings

In the opinion of the management of the Corporation, there are no proceedings pending to which the Corporation and PeoplesBank are a party or to which its property is subject, which, if determined adversely to the Corporation and PeoplesBank, would be material in relation to the Corporation's and PeoplesBank's financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of the Corporation and PeoplesBank. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation and PeoplesBank by government authorities.

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

Item 6. Exhibits and reports on Form 8-K

        (a) Exhibits-The following exhibit is being filed as part of this
            Report:

              Exhibit No.             Description
                 27       Financial Data Schedule as of March 31, 2000.

        (b) Reports on Form 8-K- none.

               CODORUS VALLEY BANCORP, INC.

	                       Signatures


The undersigned are authorized to sign this report on behalf of Codorus Valley Bancorp, Inc., in accordance with the Securities Exchange Act of 1934.

          		               Codorus Valley Bancorp, Inc.
                                     (Registrant)



May 10, 2000                  /s/ Larry J. Miller
Date                          Larry J. Miller,
                              President & CEO
                              (principal executive officer)

May 10, 2000                  /s/ Jann A. Weaver
Date                          Jann A. Weaver,
                              Assistant Treasurer & Assistant Secretary
                              (principal financial and accounting officer)