Form 10-Q
period 2000-06-30
CODORUS VALLEY BANCORP INC
filed 2000-08-11
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q
    (Mark One)
    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended        June 30, 2000
                                                    OR
    ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from              to ______________

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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of 07/25/00, 2,453,923 shares of common stock, par value $2.50, were outstanding.

                   CODORUS VALLEY BANCORP, INC.
                            10Q INDEX

                                                          Page #
PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements
          Consolidated Statements of Financial Condition...    1
          Consolidated Statements of Income................    2
          Consolidated Statements of Cash Flows............    3
          Notes to Consolidated Financial Statements.......    4

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............    8

Item 3. Quantitative and Qualitative Disclosures About
          Market Risk......................................   18


PART II - OTHER INFORMATION

Item 1. Legal proceedings..................................   22

Item 2. Changes in securities and use of proceeds..........   22

Item 3. Defaults by the company on its senior securities...   22

Item 4. Results of votes of security holders...............   22

Item 5. Other information..................................   23

Item 6. Exhibits and reports on Form 8-K...................   23

SIGNATURES.................................................   24

EXHIBIT 27, Financial Data Schedule........................   25

PART I - FINANCIAL INFORMATION:
Item 1.  Financial Statements
                CODORUS VALLEY BANCORP, INC.
      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        Unaudited
                                                    June      December
                                                     30,         31,
(dollars in thousands)                              2000        1999
Assets                                           ---------   ---------
 Cash and due from banks
  Interest bearing deposits with banks            $    240   $    226
  Noninterest bearing deposits and cash              8,929     10,399
 Federal funds sold                                  4,527        568
 Securities available-for-sale                      44,526     46,268
 Securities held-to-maturity(market value $8,380
   at 6/30/00 and $8,835 at 12/31/99)                9,360      9,361
 Loans                                             206,813    207,318
 Less-allowance for loan losses                     (1,946)    (2,023)
                                                  --------   --------
   Total net loans                                 204,867    205,295
 Premises and equipment                              9,298      9,547
 Interest receivable                                 1,572      1,617
 Other assets                                        7,987      7,875
                                                  --------   --------
   Total assets.............................      $291,306   $291,156
                                                  ========   ========
Liabilities
 Deposits
  Noninterest bearing demand                      $ 25,693   $ 23,427
  NOW                                               24,539     24,376
  Money market                                      42,311     40,449
  Savings                                           18,974     19,007
  Time CDs less than $100,000                      112,259    112,251
  Time CDs $100,000 and above                       19,132     18,948
                                                  --------   --------
   Total deposits                                  242,908    238,458
 Federal funds purchased                                 0      2,657
 Other short-term borrowings                        10,750     13,000
 Long-term borrowings                               10,191     10,342
 Interest payable                                      656        731
 Other liabilities                                     619        596
                                                  --------   --------
   Total liabilities............................   265,124    265,784
Stockholders' Equity
 Series preferred stock, par value $2.50
  per share; 1,000,000 shares authorized;
  0 shares issued and outstanding                        0          0
 Common stock, par value $2.50 per share;
  10,000,000 shares authorized; 2,454,923 shares
  issued and outstanding at 6/30/00 and 2,343,183
  at 12/31/99.                                       6,137      6,019
 Additional paid-in capital                         12,447     11,978
 Retained earnings                                   8,080      9,050
 Accumulated other comprehensive loss                 (482)      (523)
 Less: Treasury stock, 64,544 at 12/31/99                0     (1,152)
                                                  --------   --------
   Total stockholders' equity...................    26,182     25,372
                                                  --------   --------
   Total liabilities and stockholders' equity...  $291,306   $291,156
                                                  ========   ========
See accompanying notes.

                         CODORUS VALLEY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                               Unaudited

                                                     Three months ended     Six months ended
                                                           June 30,             June 30,
(dollars in thousands, except per share data)           2000      1999       2000     1999
                                                      ------    ------     ------    -----
Interest Income
 Interest and fees from loans                         $4,517    $4,290     $9,036    8,419
  Interest from federal funds sold and interest
   bearing deposits with banks                            52        30         83       67
  Interest and dividends from securities
   Taxable interest income                               672       583      1,377    1,208
   Tax-exempt interest income                            108        94        219      176
   Dividend income                                        55        23        111       42
                                                      ------    ------     ------   ------
   Total interest income.............................. 5,404     5,020     10,826    9,912
 Interest Expense
  NOW                                                     62        62        121      138
  Money market                                           374       309        723      590
  Savings                                                 95       107        191      210
  Time CDs less than $100,000                          1,493     1,498      2,997    3,000
  Time CDs $100,000 and above                            252       236        512      479
                                                      ------    ------     ------   ------
   Total interest expense on deposits                  2,276     2,212      4,544    4,417
 Interest expense on short-term borrowings and
  federal funds purchased                                209        24        424       37
 Interest expense on long-term borrowings                169        55        340      108
                                                      ------    ------     ------   ------

    Total interest expense............................ 2,654     2,291      5,308    4,562
                                                      ------    ------     ------   ------
   Net interest income................................ 2,750     2,729      5,518    5,350
 Provision for Loan Losses                                69        75         69      150
                                                      ------    ------     ------   ------
   Net interest income after provision for loan losses 2,681     2,654      5,449    5,200
 Noninterest Income
  Trust and investment services fees                     162       137        337      261
  Service charges on deposit accounts                    171       146        333      273
  Other income                                           265       208        522      409
  Gain on sales of securities                              0         6          0       43
  Gains, other                                             3         2         (3)       2
                                                       ------    ------     ------  ------
   Total noninterest income                              601       499      1,189      988
 Noninterest Expense
  Salaries and benefits                                1,214     1,178      2,379    2,258
  Occupancy of premises                                  194       199        404      407
  Furniture and equipment                                267       251        527      479
  Postage, stationery and supplies                       110       121        208      208
  Professional and legal                                  77        68        108      141
  Marketing and advertising                               72       115        185      173
  Other real estate owned, net                            13        20         52       78
  Other                                                  434       372        887      775
                                                      ------    ------     ------   ------
   Total noninterest expense                           2,381     2,324      4,750    4,519
   Income before income taxes                            901       829      1,888    1,669
 Provision for Income Taxes                              254       230        533      469
                                                      ------    ------     ------   ------
  Net income..........................................$  647    $  599      1,355   $1,200
  Net income per share                                ======    ======     ======   ======
    Basic..............................................$0.27     $0.24      $0.57    $0.49
    Diluted............................................$0.27     $0.24      $0.57    $0.49
 See accompanying notes.

                       CODORUS VALLEY BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Unaudited
                                                          Six months ended
                                                              June 30,
                                                           2000      1999
                                                         -------   -------
Cash Flows From Operating Activities:                (dollars in thousands)
 Net Income                                              $ 1,355    $ 1,200
 Adjustments to reconcile net income
  to net cash provided by operations:
   Depreciation                                              441        413
   Provision for loan losses                                  69        150
   Provision for losses on other real estate owned            22         15
   Net(gain)loss on sales of other real estate owned         (39)         4
   Gain on sales of securities                                 0        (43)
   Gain on sales of loans                                      0         (2)
   Loss on sales of premises and equipment                     3          0
   Decrease in interest receivable                            45         83
   Increase in other assets                                 (286)      (432)
   Decrease in interest payable                              (75)       (19)
   Increase (decrease)in other liabilities                    23        (23)
   Other, net                                                (96)         1
                                                         -------    -------
    Net cash provided by operating activities............. 1,462      1,347

Cash Flows From Investing Activities:
 Proceeds from sales of securities available-for-sale          0      6,055
 Proceeds from maturities and calls of securities
   available-for-sale                                      7,665     10,319
 Purchase of securities available-for-sale                (5,869)    (9,689)
 Net decrease(increase) in loans made to customers           147    (14,838)
 Proceeds from loan sales                                    194        306
 Proceeds from sales of premises and equipment                36          0
 Purchases of premises and equipment                        (231)      (426)
 Proceeds from sales of other real estate owned              293        354
                                                         -------    -------
   Net cash provided by (used for) investing activities... 2,235     (7,919)

Cash Flows From Financing Activities:
 Net increase in demand and savings deposits               4,258      2,756
 Net increase (decrease)in time deposits                     192       (990)
 Net (decrease) increase in short-term borrowings and
   federal funds purchased                                (4,907)     2,566
 Net (decrease) increase in long-term borrowings            (151)       904
 Dividends paid                                             (515)      (483)
 Payment to repurchase common stock                          (68)      (243)
 Cash paid in lieu of fractional shares                       (3)        (5)
                                                         -------    -------
    Net cash (used for) provided by financing activities..(1,194)     4,505
                                                         -------    -------
    Net increase(decrease) in cash and cash equivalents..  2,503     (2,067)
    Cash and cash equivalents at beginning of year....... 11,193     11,092
                                                         -------    -------
    Cash and cash equivalents at June 30,................$13,696    $ 9,025
                                                         =======    =======
Supplemental Disclosures:
 Interest payments                                        $4,619     $4,436
 Income tax payments                                        $637       $592

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

No shares of common stock are reserved for issuance in the event of conversions or the exercise of warrants, options or other rights, except for 140,710 shares for the Corporation's Dividend Reinvestment and Stock Purchase Plan; 79,492 shares for the 1996 Stock Incentive Plan; 100,000 shares for the 2000 Stock Incentive Plan; 110,250 shares for the 1998 Independent Directors' Stock Option Plan; and those shares reserved for the Shareholders' Rights Plan.

The results of operations for the six month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2-Summary of Significant Accounting Policies

Loans Held-for-Sale - Loans held-for-sale are reported at the lower of cost or market value. The amount by which cost exceeds market value, if any, is accounted for as a valuation allowance and is charged to expense in the period of the change.

Per Share Computations - All per share computations include the retroactive effect of stock dividends declared, including the 5% stock dividend paid June 23, 2000. The weighted average number of shares of common stock outstanding used was approximately 2,390,507 for the six month period ended June 30, 2000 and 2,451,421 for the same period in 1999.

Reclassifications - Certain reclassifications have been made to the 1999 consolidated financial statements to conform with the 2000 presentation.

Comprehensive Income - As of January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement No. 130 requires unrealized gains or losses on available-for-sale securities, to be included in other comprehensive income. Total comprehensive income was $724,000 for the quarter ended June 30, 2000, compared to $194,000 for the same period of 1999. Year to date total comprehensive income was $1,396,000 for 2000, compared to $580,000 for 1999.

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
                                               June 30,   December 31,
(dollars in thousands)                             2000        1999
                                                 ------      ------
Impaired loans                                   $3,631      $1,892
Amount of impaired loans that have a related
  allowance                                      $2,982      $1,892
Amount of impaired loans with no related
  allowance                                        $649          $0
Allowance for impaired loans                       $492        $500


For the six months ended June 30,                 2000        1999
                                                 ------      ------
Average investment in impaired loans             $2,323      $2,045
Interest income recognized on impaired loans
 (all cash-basis)                                   $29         $30

Note 5-Analysis of Allowance for Loan Losses

Changes in the allowance for loan losses for the six month period ended June 30, were as follows:
                                                     2000        1999
(dollars in thousands)                              ------      ------
Balance-January 1,                                  $2,023      $1,865
Provision charged to operating expense                  69         150
Loans charged off                                     (166)         (4)
Recoveries                                              20          10
                                                    ------      ------
Balance-June 30,                                    $1,946      $2,021
                                                    ======      ======

                   CODORUS VALLEY BANCORP, INC.

Note 6-Long-term Borrowings
                                                  June 30,  December 31,
                                                   2000        1999
(dollars in thousands)                            -------     -------
Notes issued by PeoplesBank to FHLB Pittsburgh:
  Due 2004, 5.12%, 5 year bullet                  $ 1,025    $ 1,025
  Due 2007, 6.82%, 10 year amortizing               2,194      2,324
  Due 2014, 6.43%, convertible quarterly after
   July 2009, 15 year bullet (convertible select)   5,000      5,000
Note issued by Codorus Valley Bancorp, Inc.:
  Due 2009, 7.35%, payment based on 20 year
    amortization, 10 year bullet                    1,972      1,993
                                                  -------    -------
    Total                                         $10,191    $10,342
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

                               CODORUS VALLEY BANCORP, INC.

Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Codorus Valley Bancorp, Inc., a bank holding company (Codorus Valley or Corporation), and its wholly-owned subsidiary, PeoplesBank, A Codorus Valley Company (PeoplesBank) are provided below. Codorus Valley=s consolidated financial condition and results of operations consist almost entirely of PeoplesBank=s financial condition and results of operations. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

                    CODORUS VALLEY BANCORP, INC.


Three months ended June 30, 2000
compared to three months ended June 30, 1999
--------------------------------------------

INCOME STATEMENT ANALYSIS

Overview

Net income for the current three month period was $647,000 or $.27 per share, compared to $599,000 or $0.24 per share, for the same period in 1999. All per share amounts were adjusted for stock dividends. The increase in current period net income was caused by a $102,000 or 20 percent increase in noninterest income that more than offset a $57,000 or 2 percent increase in noninterest operating expense. Noninterest income was up in all categories with the exception of gains from asset sales.

On June 30, 2000, total assets were approximately $291 million, unchanged from December 31, 2000, but $13 million above June 30, 1999. The increase in assets from one year ago occurred primarily in the investment securities and loan portfolios in the second half of 1999, and were funded primarily by borrowings.

An explanation of the factors and trends that caused changes between the two periods, by earnings category, follows.


Net interest income

Net interest income for the current three-month period was $2,750,000, slightly above the $2,729,000 recorded for the second quarter of 1999. Total interest earning assets averaged $259 million with a weighted average tax equivalent yield of 8.12 percent for the second quarter of 2000 compared to $250 million and 7.86 percent, respectively, for the same quarter of 1999. Growth in the average volume of interest earning assets occurred evenly between consumer and commercial loans, and investment securities. Interest income from a larger volume of earnings assets at higher yields, was largely offset by an increase in funding costs. The increase in funding costs was driven primarily by borrowings, which compensated for a lack of deposit growth. Interest rate sensitive liabilities averaged $235 million with a weighted average rate of 4.52 percent for the second quarter of 2000 compared to $224 million and 4.09 percent, respectively, for the same period of 1999. Net interest income continues to be constrained by a flat/inverse U.S. treasury yield curve, competitive price pressures and higher funding costs.

                    CODORUS VALLEY BANCORP, INC.


Provision for loan losses

A $69,000 provision expense for possible loan losses was recorded in the second quarter of 2000 to correspond to an increase in nonperforming loans and net charge-offs, which arose during that time. Comparatively, a $75,000 provision was recorded for the same period of 1999 to support growth in the commercial loan portfolio.


Noninterest income

Total noninterest income for the current three-month period was $601,000, an increase of $102,000 or 20 percent above the second quarter of 1999. Income increased in all categories except for gains from asset sales. Explanations for the increase in noninterest income can be found under the subheading noninterest income within the six-month analysis section of this report.


Noninterest expense

Total noninterest expense for the current three-month period was $2,381,000, an increase of $57,000 or 2 percent above the second quarter of 1999. The increase in noninterest expense primarily reflects increases in salaries and benefits, equipment and other operating expense. Explanations for the increase in these expense categories can be found under the subheading noninterest expense within the the six-month analysis section of this report.


Capital investment in technology

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


Income taxes

The provision for federal income taxes was $254,000 for the current three-month period, compared to $230,000 for the second quarter of 1999. The increase in federal taxes was due to an increase in taxable income.

                      CODORUS VALLEY BANCORP, INC.


Six months ended June 30, 2000
compared to six months ended June 30, 1999
------------------------------------------

INCOME STATEMENT ANALYSIS

Overview

A growing economy, and continued emphasis on sales and risk management were factors that contributed to an increase in net income. Net income for the current six-month period was $1,355,000 or $.57 per share, compared to $1,200,000 or $0.49 per share, for the same period in 1999. All per share amounts were adjusted for stock dividends. The increase in current period net income was caused by a $168,000 increase in net interest income, a $201,000 increase in noninterest income, and a $81,000 decrease in the provision for loan losses. The favorable effect of these three income statement categories more than offset a $231,000 increase in noninterest operating expense. For the six-month period (annualized) of 2000, the return on average assets was approximately 0.94 percent compared to 0.88 percent for 1999. For the same periods, the return on average equity was approximately 10.6 percent for 2000 compared to 9.2 percent for 1999.

On June 30, 2000, total assets were approximately $291 million, unchanged from December 31, 1999. Book value per share was $10.67 on June 30, 2000, compared to $10.61 on December 31, 1999. As of June 30, 2000, management believes that Codorus Valley meets all capital requirements to which it is subject. PeoplesBank's capital ratios exceed the quantitative federal regulatory minimums for well-capitalized commercial banks.

Recently, management received all regulatory approvals to open a full service community office in Hanover, Pennsylvania. Details can be found in the branch office expansion section of this report.

An explanation of the factors and trends that caused changes between the two periods, by earnings category, is provided below.


Net interest income

Net interest income for the current six-month period was $5,518,000, an increase of $168,000 or 3 percent above the same period in 1999. The increase in net interest income was due primarily to a greater volume of interest earning assets, which more than offset a decrease in the net yield on earning assets. Total interest earning assets averaged $261 million for the first six months of 2000 compared to $247 million for the first six months of 1999. The net yield on earning assets averaged 4.30 percent for the first six months of 2000 compared to 4.43 percent for the same period of 1999. Growth in the average volume of interest earning assets occurred primarily in the commercial loan and investment securities portfolios. Net interest income

                           CODORUS VALLEY BANCORP, INC.


continues to be constrained by a flat/inverse U.S. treasury yield curve, competitive price pressures and higher funding costs.

Total deposits averaged $237 million with a weighted average rate of 3.85 percent for the first six months of 2000 compared to $241 million and 3.70 percent, respectively, for the same period of 1999. The average balances of noninterest and interest bearing demand deposits increased 4.5 percent above 1999, while passbook savings deposits declined 10 percent and CD deposits declined 4 percent. Deposit funding costs are expected to increase in the period ahead due to rising market interest rates and competition. Deposit growth remains a challenge for PeoplesBank and the financial services industry, due to the popularity of higher yield/risk market alternatives.

Total borrowings averaged $24 million with a weighted average cost of 6.27 percent for the first six months of 2000 compared to $5 million and 5.93 percent, respectively, for the same period of 1999. The increase in borrowings compensated for a lack of deposit growth.


Provision for loan losses

A $69,000 provision expense for possible loan losses was recorded in the second quarter of 2000 to correspond to an increase in nonperforming loans and net charge-offs occurring in that time period. Comparatively, a $150,000 provision was recorded for the same period of 1999 to support growth in the commercial loan portfolio.


Noninterest income

Total noninterest income for the current six-month period was $1,189,000, an increase of $201,000 or 20 percent above the same period in 1999. Income increased in all categories except for gains from asset sales. Trust and investment services fees increased $76,000 or 29 percent due primarily to a price increase effective July 1, 1999. Service charges on deposit accounts increased $60,000 or 22 percent due primarily to selected price increases. Other income increased $115,000 or 28 percent due to fee income from PeoplesBank subsidiaries, principally SYC Insurance Services, Inc., which began operations in January 2000. During the current period, rising market interest rates constrained asset sales and gains thereon. For the year 2000, noninterest income is expected to exceed the 1999 level, with the exception of gains from asset sales. The expected increase is based on the following presumptions: normal business growth, added revenue from the fee-based bank subsidiary SYC Insurance, and a full year=s impact of selected price increases.

                     CODORUS VALLEY BANCORP, INC.


Fee-based subsidiary

In January 2000, PeoplesBank subsidiary, SYC Insurance Services, Inc., began operations. To date, sales and fee income have met management=s expectations. PeoplesBank created SYC Insurance, at nominal cost, to generate fee income by facilitating the sale of investment products through a third-party marketing arrangement. The initial product offering is a fixed rate annuity. Variable rate annuities and mutual fund products will be offered later this year. Licensed sales representatives throughout PeoplesBank=s branch offices and divisions conduct sales of investment products. Products sold by SYC Insurance are not FDIC insured, not obligations of, nor guaranteed by PeoplesBank, and are subject to market risks including the possible loss of principal.


Noninterest expense

Total noninterest expense for the current six-month period was $4,750,000, an increase of $231,000 or 5 percent above the same period in 1999. The increase in noninterest expense primarily reflects increases in salaries and benefits, equipment and other operating expense. The $212,000 or 5 percent increase in salary and benefit expense reflects planned staff additions, merit raises, and higher replacement costs. The $48,000 or 10 percent increase in equipment expense reflects increased investment in technology. The $112,000 or 15 percent increase in other operating expense was caused by a $59,000 increase in problem loan carrying costs due to a higher level of impaired loans, and a one-time $30,000 loss associated with an error made by a former employee. The $33,000 or 23 percent decrease in professional and legal expense reflects termination of a temporary investment management arrangement by the Trust and Investment Services Division of PeoplesBank. Noninterest expense is expected to increase in the period ahead due to normal business growth and implementation of strategic initiatives such as staff additions, branch office expansion and technology investments.


Branch office expansion

PeoplesBank recently received regulatory approval to establish a community banking office in Penn Township, Hanover, Pennsylvania. Plans call for leasing a 1,850 square foot office to be located adjacent to a soon-to-be constructed Rutter=s Farm Store. PeoplesBank plans to have this office operational during the first quarter of 2001. Project progress will be reported in future SEC filings.

                        CODORUS VALLEY BANCORP, INC.


Capital investment in technology

In January 2000, PeoplesBank introduced internet banking with on-line bill payment to its customers. To date, customer response has been very positive and usage has met management=s expectations. Capital investment in the internet banking system, exclusive of marketing and maintenance expenses, was approximately $61,000. Annual depreciation is approximately $20,000 based on an expected three-year useful life.

In April 2000, PeoplesBank upgraded its IBM AS400 host computer system. Project detail is provided in the second quarter review under the capital investment in technology section of this report.

For the remainder of 2000, PeoplesBank will focus on several technology initiatives as defined in the Corporation=s strategic technology plan. One key initiative is to develop a new bank website that is interactive and flexible. Resources will also be focused on improving on-line systems security through intruder detection and security upgrades. Other initiatives include improving the technology infrastructure by expanding the local area network to branch banking offices and decentralizing access to imaging technology.


Sales and product training

In January 1998, PeoplesBank contracted with a national sales training and consulting firm to implement a sales and product training program. The program is focused on the retail banking staff and has two primary objectives: first, to expedite the transformation of PeoplesBank to a customer-focused corporate culture, based upon superior sales and service; second, to increase sales through improved selling skills, increased product knowledge and confidence, and sales incentives. Formal training of the retail banking staff began in May 1998 and is expected to be completed by December 2000. Through June 30, 2000, PeoplesBank expended approximately $163,000 on this program ($36,000 in 2000 to date; $32,000 in 1999; and
$95,000 in 1998).

Income taxes

The provision for federal income taxes was $533,000 for the current six-month period, compared to $469,000 for the same period in 1999. The increase in federal taxes was due to an increase in taxable income.

                     CODORUS VALLEY BANCORP, INC.


BALANCE SHEET REVIEW


Investment securities, loans & deposits

On June 30, 2000, investment securities declined slightly from December 31, 1999, while loan balances remained stable. Retail loan growth was largely offset by a decline in commercial loans. The decline in commercial loans was caused by anticipated early payoffs from selected commercial clients. Total deposits increased $4.4 million since year-end 1999 primarily within the noninterest bearing demand and money market deposit categories.


Short-Term and Long-Term Borrowings

In order to meet short-term funding needs PeoplesBank may borrow from larger correspondent banks in the form of funds purchased. PeoplesBank also uses available credit through the Federal Home Loan Bank of Pittsburgh (FHLBP). The rate is established daily based on prevailing market conditions for overnight funds. PeoplesBank's maximum borrowing capacity, as established quarterly by the FHLBP, was approximately $58 million, on March 31, 2000, the most recent available date. On June 30, 2000, PeoplesBank had approximately $19 million in total borrowings with the FHLBP.

On June 30, 2000, short-term (overnight) borrowings were $10.8 million, representing a $4.9 million decrease from year-end 1999. In light of rising market interest rates, it is management=s intent to reduce the level of overnight borrowings in the period ahead. On June 30, long-term borrowings were $10.2 million, representing a slight decline from year-end 1999. A listing of long-term borrowing agreements and terms is provided in Note 6 of this report.


Stockholders' Equity

Stockholders' equity, or capital, is a source of funds which enables Codorus Valley to maintain asset growth and to absorb losses. Total stockholders' equity was $26.2 million on June 30, 2000, an increase of $810,000 above December 31, 1999. The increase was caused primarily by profitable operations. Book value per share, as adjusted, was $10.67 on June 30, 2000, compared to $10.61 on December 31, 1999.

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

                         CODORUS VALLEY BANCORP, INC.


At the state level, the Pennsylvania Department of Banking uses a leverage ratio guideline of 6 percent. Codorus Valley's and PeoplesBank's capital amounts and classification are also subject to qualitative judgments by regulators. The table below depicts capital ratios for Codorus Valley and PeoplesBank on June 30, 2000, and December 31, 1999.

Capital Ratios
                                Codorus Valley
                                Consolidated         PeoplesBank
                               6/30/00 12/31/99   6/30/00  12/31/99
Tier I risk-based capital       11.5     11.2         9.6     9.2
Total risk-based capital        12.3     12.1        10.5    10.1
Tier I leverage                  9.3      9.3         7.7     7.6

Capital investments made in earlier periods, as described in previous SEC filings, and future investments will impact current and future earnings and capital growth. Possible future investments may be made for expanding the community office franchise, technology, and acquisition of financial services companies. Management and the board of directors believe that capital investments, guided by a long range strategic plan, are necessary to develop an infrastructure to grow market share and net income over the long-term, and are important components of the overall strategy of enhancing long-term shareholder value.

On July 11, 2000, the board declared a quarterly cash dividend of $.12 cents per share, payable August 8, 2000, to shareholders of record July 25, 2000. This follows a $.11 cents per share cash dividend paid in May and February, 2000. Additionally, a 5 percent stock dividend was paid on June 23, 2000.

In February 1999, Codorus Valley publicly announced that its board authorized the purchase, in open market and privately negotiated transactions, of up to 112,500 shares or 4.9 percent of Codorus Valley's then outstanding common stock. Purchases are authorized periodically when market conditions warrant, and are expected to be funded from operations using available retained capital. As of June 30, 2000, Codorus Valley had purchased 80,322 shares of its common stock for approximately $1,421,000, all of which were reissued to partially satisfy the payment of stock dividends.

The weighted average number of shares of common stock outstanding, adjusted for stock dividends paid in June 2000, was approximately 2,390,507 shares for the six month period ended June 30, 2000, and 2,451,421 for the same period in 1999.

                        CODORUS VALLEY BANCORP, INC.


RISK MANAGEMENT

Nonperforming assets

Table 1 of this report provides a summary of nonperforming assets and past due loans, and related ratios. The paragraphs below explain the changes within each classification for June 30, 2000, compared to December 31, 1999.

A major component of nonperforming assets is impaired loans. For all reporting periods, impaired loans were principally comprised of collateral dependent commercial loans and residential mortgage loans classified as nonaccrual. Accordingly, Codorus Valley recognizes interest income on a cash basis for impaired loans. On June 30, 2000, the impaired loan portfolio was $3,631,000, reflecting a $1,739,000 or 92 percent increase since year-end 1999. The increase since year end was caused primarily by the addition of two unrelated commercial loan accounts during the second quarter. One account amounted to $1,171,000, the other was $593,000, both accounts appear adequately collateralized. On June 30, 2000, the impaired loan portfolio was comprised of twenty-eight unrelated accounts, primarily commercial loan relationships, ranging in size from $7,000 to $1,171,000. These loan relationships vary by industry and are generally collateralized with real estate assets. A loss allowance, which is evaluated at least quarterly, has been established for accounts that appear to be under-collateralized. Efforts to modify contractual terms for individual accounts, based on prevailing market conditions, or liquidate collateral assets, are proceeding as quickly as potential buyers can be located and legal constraints permit.

Other real estate owned (OREO), net of allowance, totaled $1,220,000 on June 30, 2000, representing a $165,000 or 12 percent decrease from December, 31, 1999. The decrease was due to the liquidation of several acquired assets. On June 30, 2000, the OREO portfolio included real estate assets from four former commercial loan relationships. The highest value property has a carrying value of $986,000, which accounts for 81 percent of the OREO portfolio. Management believes that the net realizable value of this property is greater than its carrying value based on an external appraisal. A loss allowance, which is evaluated at least quarterly, has been established for assets whose estimated market value, less selling expenses, are below their financial carrying costs. On June 30, 2000, the OREO allowance was $20,000. For the first six months of 2000, a $22,000 loss provision was recorded to reflect a loss on the decline in fair value. Comparatively, a $15,000 loss provision was deemed necessary for the same period in 1999. Efforts to liquidate OREO are proceeding as quickly as potential buyers can be located and legal constraints permit.

On June 30, 2000, loans past due 90 days or more and still accruing interest totalled $62,000, compared to $13,000 on December 31, 1999. Generally, loans in the past due category are adequately collateralized and in the process of collection.

                         CODORUS VALLEY BANCORP, INC.


On June 30, 2000, management had not identified any potential problem loans, as defined by the Securities and Exchange Commission. However, management was monitoring loans of approximately $9.5 million for which the ability of the borrower to comply with present repayment terms was uncertain. These loans were not included in the Table 1 disclosure. They are monitored closely, and management presently believes that the allowance for loan losses is adequate to cover anticipated losses that may be attributable to these loans.
Comparatively, management was monitoring loans of approximately $7.5 million on December 31, 1999.


Allowance for loan losses

Table 2, Analysis of Allowance for Loan Losses depicts a $1,946,000 allowance on June 30, 2000, which was 0.94 percent of total loans. The current period allowance declined below 1999 due to an increase in loan charge-offs in the second quarter of 2000. Of the total net charge-offs during the current period, $107,000 was attributable to one commercial account. The provision expense for the current six-month period was $69,000, compared to $150,000 for the same period in 1999. Based on a recent evaluation of potential loan losses and the current portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on June 30, 2000.

Liquidity

Management believes that Codorus Valley=s liquidity is adequate. Principal funding sources include maturing investment securities, the ability to borrow from the Federal Home Loan Bank of Pittsburgh and other sources, and deposit growth.

The loan-to-deposit ratio was approximately 85 percent on June 30, 2000, and 87 percent on December 31, 1999. In the period ahead the loan-to-deposit ratio could increase due to competitive forces which may constrain deposit growth. By necessity, short-term and long-term borrowings will play an increasingly important role in funding.


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

                           CODORUS VALLEY BANCORP, INC.


Other risks

Periodically, federal and state legislators propose legislation that could result in additional regulation of, or restrictions on, the business of Codorus Valley and its subsidiaries. Other than as discussed below, management cannot predict whether such legislation will be adopted or, if adopted, how the legislation would affect the business of Codorus Valley and its subsidiaries.

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, which is also known as the Financial Services Modernization Act. The act repeals Depression-era banking laws and permits banks, insurance companies and securities firms to engage in each other=s businessess after complying with certain conditions and regulations. The act grants to community banks the power to enter new financial markets as a matter of right that larger institutions have managed to do on an ad hoc basis. At this time, Codorus Valley has no plans to pursue these additional possibilities. Management does not believe that the Financial Services Modernization Act will have an immediate material effect on Codorus Valley=s operations. However, the act may result in increased competition from larger financial services companies, many of who have substantially more financial resources than Codorus Valley, and now may offer banking services in addition to insurance and brokerage services.

Management is not aware of any other specific recommendations by regulatory authorities or proposed legislation which, if implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations. Although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on Codorus Valley=s results of operations.


Other information

Barry A. Keller, Chairman of the Board of Directors of PeoplesBank, recently announced his resignation for purposes of retirement, effective August 22, 2000. Mr. Keller will conclude a distinguished career that began as director of Peoples Bank of Glen Rock in 1977.

                              CODORUS VALLEY BANCORP, INC.

Table 1 - Nonperforming Assets and Past Due Loans
                                            June 30,  December 31,
(dollars in thousands)                       2000        1999
                                            ------      ------
Impaired loans (1)                          $3,631      $1,892
Other real estate owned, net(2)              1,220       1,385
                                            ------      ------
  Total nonperforming assets                $4,851      $3,277
                                            ======      ======
Accruing loans that are contractually past
  due 90 days or more as to principal or
  interest                                     $62         $13

Ratios:
Impaired loans as a % of
 total period-end loans                      1.76%        .91%
Nonperforming assets as a % of total
 period-end loans and other real estate
 owned, net of reserve                       2.33%       1.57%
Nonperforming assets as a % of
 total period-end stockholders' equity 18.53% 12.92% Allowance for loan losses as a
 multiple of impaired loans                   .5x         1.1x

Interest not recognized on impaired loans at period-end: (3)
------------------------------------------------------------
Contractual interest due                     $274         $240
Interest revenue recognized                    29           49
                                             ----         ----
Interest not recognized in operations        $245         $191
                                             ====         ====
(1) Comprised solely of nonaccrual loans.
(2) Net of related allowance(reserve).
(3) This table includes interest not recognized on loans which were classified as impaired at period-end. While every effort is being made to collect this interest revenue, it is probable a portion will never be recovered.

                        CODORUS VALLEY BANCORP, INC.

Table 2-Analysis of Allowance for Loan Losses


 (dollars in thousands)                          2000     1999
                                                ------   ------
 Balance-January 1,                             $2,023   $1,865

 Provision charged to operating expense             69      150

 Loans charged off:
   Commercial                                      138        2
   Real estate-mortgage                             15        0
   Consumer                                         13        2
                                                ------   ------
     Total loans charged off                       166        4

 Recoveries:
   Commercial                                       13        6
   Real estate-mortgage                              0        0
   Consumer                                          7        4
                                                ------   ------
     Total recoveries                               20       10
                                                ------   ------
     Net chargeoffs(recoveries)                    146       (6)

 Balance-June 30,                               $1,946   $2,021
                                                ======   ======
 Ratios:

 Net charge-offs (annualized) to average
   total loans                                    .14%      .00%
 Allowance for loan losses to total loans
   at period-end                                  .94%      .99%
 Allowance for loan losses to impaired loans
   and loans past due 90 days or more            52.7%     84.9%



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred in the market risk strategy as discussed at "Item 7A: Quantitative and Qualitative Disclosures About Market Risk," pages 9 and 10 of Codorus Valley=s annual Form 10K for the year ended December 31, 1999. (SEC file number 000-15536, of Form 10-K.)

                        CODORUS VALLEY BANCORP, INC.

PART II - OTHER INFORMATION:

Item 1. Legal proceedings

In the opinion of the management of the Corporation, there are no proceedings pending to which the Corporation or its subsidiaries are a party or to which their property is subject, which, if determined adversely to the Corporation or its subsidiaries, would be material in relation to the Corporation's or its subsidiaries financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of the Corporation or its subsidiaries. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by government authorities.

Item 2. Changes in securities and use of proceeds - nothing to report.

Item 3. Defaults by the company on its senior securities - nothing to report.

Item 4. Results of votes of security holders -

     (a) An annual meeting of shareholders was held on May 16, 2000, at 9:00am, Codorus Valley Corporate Center, 105 Leader Heights Road, York, Pennsylvania.

     (b), (c)  Three matters were voted on at the May 16, 2000, meeting as follows:
          (1)  Three directors were re-elected:
                                                Votes    Votes
                                     Term       cast     Against or
          Re-elected                Expires     For      Withheld*
          ----------                -------     -----    ---------
          Class A:
            Rodney L. Krebs          2003    1,891,236     56,763
            Dallas L. Smith          2003    1,923,984     24,015
            George A. Trout D.D.S.   2003    1,921,017     26,982
          *includes broker nonvotes.

          Directors whose term continued after the meeting:
          -------------------------------------------------
                                                  Term Expires
          Class B:                                ------------
            M. Carol Druck                            2001
            Barry A. Keller                           2001
            Donald H. Warner                          2001
          Class C:
            D. Reed Anderson, Esq.                    2002
            MacGregor S. Jones                        2002
            Larry J. Miller                           2002

            (2) The shareholders approved and adopted the Codorus Valley Bancorp, Inc. 2000 Stock Incentive Plan. Votes were cast as follows: 1,793,353 for, 117,772 against, 36,874 abstentions, and no broker non-votes.

                             CODORUS VALLEY BANCORP, INC.

Item 4. Results of votes of security holders, continued -

            (3) The shareholders ratified the selection of Ernst & Young LLP as the independent auditors for the 2000 fiscal year. Votes were cast as follows: 1,859,574 for, 78,101 against, 10,324 abstentions and no broker nonvotes.

Item 5. Other information -
                  Nothing to report.

Item 6. Exhibits and reports on Form 8-K

        (a) Exhibits-The following exhibit is being filed as part of this
            Report:

              Exhibit No.             Description
                 27       Financial Data Schedule as of June 30, 2000.

        (b) Reports on Form 8-K-
                  None.

                     CODORUS VALLEY BANCORP, INC.

                             Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Codorus Valley Bancorp, Inc.
                                     (Registrant)



August 8, 2000                /s/ Larry J. Miller
Date                          ---------------------
                              Larry J. Miller,
                              President & CEO
                              (principal executive officer)

August 8, 2000                /s/ Jann A. Weaver
Date                          ---------------------
                              Jann A. Weaver,
                              Treasurer & Assistant Secretary
                              (principal financial and accounting officer)