Form 10-Q
period 2000-09-30
CODORUS VALLEY BANCORP INC
filed 2000-11-13
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q
    (Mark One)
    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended        September 30, 2000
                                                    OR
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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of 10/24/00, 2,440,423 shares of common stock, par value $2.50, were outstanding.

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

PART I - FINANCIAL INFORMATION:

Item 1.  Financial Statements

                CODORUS VALLEY BANCORP, INC.
      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        Unaudited
                                                  September   December
                                                     30,         31,
(dollars in thousands)                              2000        1999
Assets                                           ---------   ---------
 Cash and due from banks
  Interest bearing deposits with banks            $    205   $    226
  Noninterest bearing deposits and cash              5,842     10,399
 Federal funds sold                                  2,262        568
 Securities available-for-sale                      45,259     46,268
 Securities held-to-maturity(market value $8,471
   at 9/30/00 and $8,835 at 12/31/99)                9,360      9,361
 Loans                                             214,175    207,318
 Less-allowance for loan losses                     (1,978)    (2,023)
                                                  --------   --------
   Total net loans                                 212,197    205,295
 Premises and equipment                              9,191      9,547
 Interest receivable                                 1,712      1,617
 Other assets                                        7,866      7,875
                                                  --------   --------
   Total assets.............................      $293,894   $291,156
                                                  ========   ========
Liabilities
 Deposits
  Noninterest bearing demand                      $ 24,364   $ 23,427
  NOW                                               22,711     24,376
  Money market                                      49,189     40,449
  Savings                                           17,164     19,007
  Time CDs less than $100,000                      112,235    112,251
  Time CDs $100,000 and above                       20,607     18,948
                                                  --------   --------
   Total deposits                                  246,270    238,458
 Federal funds purchased                                 0      2,657
 Other short-term borrowings                         9,500     13,000
 Long-term borrowings                               10,113     10,342
 Interest payable                                      770        731
 Other liabilities                                     514        596
                                                  --------   --------
   Total liabilities............................   267,167    265,784
Stockholders' Equity
 Series preferred stock, par value $2.50
  per share; 1,000,000 shares authorized;
  0 shares issued and outstanding                        0          0
 Common stock, par value $2.50 per share;
  10,000,000 shares authorized; 2,450,423 shares
  issued and outstanding at 9/30/00 and 2,343,183
  at 12/31/99.                                       6,137      6,019
 Additional paid-in capital                         12,447     11,978
 Retained earnings                                   8,432      9,050
 Accumulated other comprehensive loss                 (236)      (523)
 Less: Treasury stock, 4,500 shares at 9/30/00
         and 64,544 at 12/31/99                        (53)    (1,152)
                                                  --------   --------
   Total stockholders' equity...................    26,727     25,372
                                                  --------   --------
   Total liabilities and stockholders' equity...  $293,894   $291,156
                                                  ========   ========
See accompanying notes.

                           CODORUS VALLEY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                               Unaudited

                                                     Three months ended  Nine months ended
                                                        September 30,       September 30,
(dollars in thousands, except per share data)           2000      1999       2000     1999
                                                      ------    ------     ------   ------
Interest Income
 Interest and fees from loans                         $4,522    $4,347    $13,558  $12,766
  Interest from federal funds sold and interest
   bearing deposits with banks                            67        19        150       86
  Interest and dividends from securities
   Taxable interest income                               672       636      2,049    1,844
   Tax-exempt interest income                            120        92        339      268

   Dividend income                                        58        30        169       72
                                                      ------    ------     ------   ------
   Total interest income.............................. 5,439     5,124     16,265   15,036
 Interest Expense
  NOW                                                     61        62        182      200
  Money market                                           437       343      1,160      933

  Savings                                                 95       108        286      318
  Time CDs less than $100,000                          1,677     1,502      4,674    4,502
  Time CDs $100,000 and above                            314       242        826      721
                                                      ------    ------     ------   ------
   Total interest expense on deposits                  2,584     2,257      7,128    6,674
 Interest expense on short-term borrowings and
  federal funds purchased                                 40        41        464       78
 Interest expense on long-term borrowings                170       123        510      231
                                                      ------    ------     ------   ------

    Total interest expense............................ 2,794     2,421      8,102    6,983
                                                      ------    ------     ------   ------
   Net interest income................................ 2,645     2,703      8,163    8,053
 Provision for Loan Losses                                50        50        119      200
                                                      ------    ------     ------   ------
   Net interest income after provision for loan losses 2,595     2,653      8,044    7,853
 Noninterest Income
  Trust and investment services fees                     156       124        493      385
  Service charges on deposit accounts                    164       145        497      418
  Other income                                           232       192        754      599
  Gain on sales of securities                              0       182          0      225
  Gains(losses), other                                     0        14         (3)      18
                                                       ------    ------     ------  ------
   Total noninterest income                              552       657      1,741    1,645
 Noninterest Expense
  Salaries and benefits                                1,212     1,156      3,591    3,414
  Occupancy of premises                                  196       188        600      595
  Furniture and equipment                                248       231        775      710
  Postage, stationery and supplies                        78        89        286      297
  Professional and legal                                  57        73        165      214

  Marketing and advertising                               39       114        224      287
  Other real estate owned, net                            41        48         93      126
  Other                                                  378       396      1,265    1,171
                                                      ------    ------     ------   ------
   Total noninterest expense                           2,249     2,295      6,999    6,814
   Income before income taxes                            898     1,015      2,786    2,684
 Provision for Income Taxes                              251       293        784      762
                                                      ------    ------     ------   ------
  Net income..........................................$  647    $  722      2,002   $1,922
  Net income per share                                ======    ======     ======   ======
    Basic..............................................$0.27     $0.29      $0.83    $0.78
    Diluted............................................$0.27     $0.29      $0.83    $0.78
 See accompanying notes.

                       CODORUS VALLEY BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Unaudited
                                                          Nine months ended
                                                            September 30,
                                                           2000      1999
                                                         -------   -------
Cash Flows From Operating Activities:                (dollars in thousands)
 Net Income                                              $ 2,002    $ 1,922
 Adjustments to reconcile net income
  to net cash provided by operations:
   Depreciation                                              672        630
   Provision for loan losses                                 119        200
   Provision for losses on other real estate owned            22         39
   Net(gain)loss on sales of other real estate owned         (39)        (3)
   Gain on sales of securities                                 0       (225)
   Gain on sales of loans                                      0         (3)
   Loss(gain)on sales of premises and equipment                3        (15)
   Increase in interest receivable                           (95)      (147)
   Increase in other assets                                 (253)      (794)
   Increase in interest payable                               39         53
   (Decrease)increase in other liabilities                   (82)       235
   Other, net                                               (158)        10
                                                         -------    -------
    Net cash provided by operating activities............. 2,230      1,902

Cash Flows From Investing Activities:
 Proceeds from sales of securities available-for-sale          0      7,281
 Proceeds from maturities and calls of securities
   available-for-sale                                     10,876     12,661
 Purchase of securities available-for-sale                (9,435)   (11,099)
 Purchase of securities held-to-maturity                       0     (7,404)
 Net increase in loans made to customers                  (7,449)   (16,532)
 Proceeds from loan sales                                    358        474
 Proceeds from sales of premises and equipment                36         15
 Purchases of premises and equipment                        (355)    (1,121)
 Proceeds from sales of other real estate owned              363        479
                                                         -------    -------
   Net cash used for investing activities................ (5,606)   (15,246)

Cash Flows From Financing Activities:
 Net increase in demand and savings deposits               6,169      2,477
 Net increase (decrease)in time deposits                   1,643     (1,437)
 Net (decrease) increase in short-term borrowings and
   federal funds purchased                                (6,157)     2,266
 Net (decrease) increase in long-term borrowings            (229)     7,842
 Dividends paid                                             (810)      (748)
 Payment to repurchase common stock                         (121)      (417)
 Cash paid in lieu of fractional shares                       (3)        (5)
                                                         -------    -------
    Net cash provided by financing activities............    492      9,978
                                                         -------    -------
    Net decrease in cash and cash equivalents............ (2,884)    (3,366)
    Cash and cash equivalents at beginning of year....... 11,193     11,092
                                                         -------    -------
    Cash and cash equivalents at September 30, .......... $8,309    $ 7,726
                                                         =======    =======
Supplemental Disclosures:
 Interest payments                                        $7,089     $6,621
 Income tax payments                                        $772       $752

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

The results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2-Summary of Significant Accounting Policies

Loans Held-for-Sale - Loans held-for-sale are reported at the lower of cost or market value. The amount by which cost exceeds market value, if any, is accounted for as a valuation allowance and is charged to expense in the period of the change.

Per Share Computations - All per share computations include the retroactive effect of stock dividends declared, including the 5% stock dividend paid June 23, 2000. The weighted average number of shares of common stock outstanding used was approximately 2,411,076 for the nine-month period ended September 30, 2000 and 2,450,370 for the same period in 1999.

Reclassifications - Certain reclassifications have been made to the 1999 consolidated financial statements to conform to the 2000 presentation.

Comprehensive Income - Total comprehensive income was $893,000 for the quarter ended September 30, 2000, compared to $556,000 for the same period of 1999. Year to date total comprehensive income was $2,289,000 for 2000, compared to $1,136,000 for 1999.

                              CODORUS VALLEY BANCORP, INC.

Note 3-Current Accounting Developments

During the fourth quarter of 1999, the Financial Accounting Standards Board
(FASB) issued an Exposure Draft on Business Combinations and Intangible Assets. Under the proposed Draft, companies would be required to: account for all business combinations using the purchase method; amortize goodwill over its useful economic life, but in no event over a period longer than 20 years; present goodwill charges on a net-of-tax basis as the last component of continuing operations on the income statement; recognize negative goodwill as an extraordinary gain; and recognize all reliably measureable identifiable intangible assets at their fair value, among other recommendations. A final statement is expected to be issued by the FASB in the first quarter of 2001, applicable to business combinations and to intangible assets acquired in transactions initiated after the issuance date of the final statement.

                  CODORUS VALLEY BANCORP, INC.

Note 4-Impaired Loans

The Corporation records impaired loans in accordance with Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by Statement No. 118, "Accounting by Creditors for impairment of a Loan--Income Recognition and Disclosure." For all reportable periods, impaired loans were comprised of collateral dependent commercial loans and residential mortgage loans classified as nonaccrual(cash basis). Additional information regarding impaired loans is provided in the schedule that follows. Subsequent to the date of this report, PeoplesBank acquired title to real estate supporting a $1,171,000 impaired commercial loan. The loan was reclassified to other real estate owned, pending liquidation.
                                            September 30,   December 31,
(dollars in thousands)                             2000        1999
                                                 ------      ------
Impaired loans                                   $3,233      $1,892
Amount of impaired loans that have a related
  allowance                                      $3,096      $1,892
Amount of impaired loans with no related
  allowance                                        $137          $0
Allowance for impaired loans                       $569        $500


For the nine months ended September 30,           2000        1999
                                                 ------      ------
Average investment in impaired loans             $2,749      $2,149
Interest income recognized on impaired loans
 (all cash-basis)                                   $34         $50

Note 5-Analysis of Allowance for Loan Losses

Changes in the allowance for loan losses for the nine months ended September 30, were as follows:
                                                     2000        1999
(dollars in thousands)                              ------      ------
Balance-January 1,                                  $2,023      $1,865
Provision charged to operating expense                 119         200
Loans charged off                                     (204)        (42)
Recoveries                                              40          14
                                                    ------      ------
Balance-September 30,                               $1,978      $2,037
                                                    ======      ======

                      CODORUS VALLEY BANCORP, INC.

Note 6-Long-term Borrowings
                                               September 30,  December 31,
                                                   2000        1999
(dollars in thousands)                            -------     -------
Notes issued by PeoplesBank to FHLB Pittsburgh:
  Due 2004, 5.12%, 5 year bullet                  $ 1,025    $ 1,025
  Due 2007, 6.82%, 10 year amortizing               2,127      2,324
  Due 2014, 6.43%, convertible quarterly after
   July 2009, 15 year bullet (convertible select)   5,000      5,000
Note issued by Codorus Valley Bancorp, Inc.:
  Due 2009, 7.35%, payment based on 20 year
    amortization, 10 year bullet                    1,961      1,993
                                                  -------    -------
    Total                                         $10,113    $10,342
                                                  =======    =======

The FHLBP notes payable are fixed rate and fixed/floating rate (convertible select) instruments. The 15 year convertible select is fixed for 10 years. During the remaining 5 years, the FHLBP has the option to convert the rate to a floating rate based on the three-month Libor plus 16 basis points. If the FHLBP elects to exercise the conversion option, PeoplesBank can repay the loan without a prepayment penalty. The note issued by Codorus Valley Bancorp, Inc. is secured by a mortgage on the Codorus Valley Corporate Center office building at 105 Leader Heights Road, York, Pennsylvania.

                               CODORUS VALLEY BANCORP, INC.


Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Codorus Valley Bancorp, Inc., a bank holding company (Codorus Valley or Corporation), and its wholly-owned subsidiary, PeoplesBank, A Codorus Valley Company (PeoplesBank or Bank) are provided below. Codorus Valley's consolidated financial condition and results of operations consist almost entirely of PeoplesBank's financial condition and results of operations. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

                     CODORUS VALLEY BANCORP, INC.


Three months ended September 30, 2000
compared to three months ended September 30, 1999

INCOME STATEMENT ANALYSIS

Overview

Net income for the current three-month period ended September 30, 2000, was $647,000 or $.27 per share, compared to $722,000 or $.29 per share for the same period in 1999. The third quarter of 1999 was unusually high because it included $196,000 in gains from the periodic sale of assets, principally investment securities. Operating earnings for the current quarter, which exclude periodic gains and losses from asset sales, increased approximately $54,000 or 9 percent above the same period in 1999. While net interest income decreased due to higher funding costs, noninterest income increased in all categories except gains from asset sales, and noninterest expense and federal income taxes decreased from the same quarter in 1999.

An explanation of the factors and trends that caused changes between the two periods, by earnings category, follows.


Net interest income

Net interest income for the current three-month period was $2,645,000, or $58,000 below the $2,703,000 recorded for the third quarter of 1999 due primarily to increased funding costs. Total interest earning assets averaged $257 million with a weighted average tax equivalent yield of 8.24 percent for the third quarter of 2000 compared to $256 million and 7.85 percent, respectively, for the same quarter of 1999. Improved yields, due to rising market interest rates, caused interest income to increase above the prior year. However, this increase was more than offset by the increase in funding costs. Interest rate sensitive liabilities averaged $235 million with a weighted average rate of 4.72 percent for the third quarter of 2000 compared to $231 million and 4.14 percent, respectively, for the same period of 1999.

During June and July of 2000, management ran a two-year CD promotion, based on a competitive rate, to generate funds to permanently finance loan growth, which was being temporarily funded by overnight borrowings. Also in June, PeoplesBank began offering its money market deposit account to individuals and lowered the minimum balance from $50,000 to $20,000. Prior to June, this product was marketed only to businesses. Both strategies generated new deposits, provided cross-sell opportunities, helped to retain existing deposits, and increased funding costs.

On September 29, 2000, PeoplesBank purchased, in the form of a loan participation, a portfolio of commercial loans for $14.6 million. The purchase had the effect of replacing commercial loan volume that was lost

CODORUS VALLEY BANCORP, INC.


during the year due to anticipated early loan payoffs. The loan purchase transaction is described in the balance sheet review section of this report under the heading "Investment securities, loans & deposits."

Generally, net interest income continues to be constrained by a flat/inverse U.S. treasury yield curve, competitive price pressures and higher funding costs.


Provision for loan losses

A $50,000 provision expense for possible loan losses was recorded in the third quarter of 2000 to support a higher level of impaired loans and net charge-offs. Comparatively, a $50,000 provision was recorded for the same period of 1999 to support growth in the commercial loan portfolio.


Noninterest income

Total noninterest income for the current three-month period was $552,000, a decrease of $105,000 or 16 percent below the third quarter of 1999. The third quarter of 1999 was unusually high because it included $196,000 in gains from the periodic sale of assets, principally investment securities. To achieve comparability in noninterest income from normal operations, infrequent gains and losses from the sale of assets should be excluded. On an adjusted basis, total noninterest income for the third quarter of 2000 exceeded the third quarter of 1999 by $91,000 or 20 percent. Explanations for the increase in noninterest income can be found under the subheading noninterest income within the nine-month analysis section of this report.


Noninterest expense

Total noninterest expense for the current three-month period was $2,249,000, a decrease of $46,000 or 2 percent below the third quarter of 1999. The decrease in noninterest expense primarily reflects a decrease in marketing and advertising expense which was due to the timing of services provided. Explanations for changes in selected expense categories can be found under the subheading noninterest expense within the nine-month analysis section of this report.


Capital investment in technology

In July, PeoplesBank expanded its local area network (LAN) to include all eight financial centers and the credit services department. Email, internet access, centralized file backup, file sharing and other benefits of a LAN environment are now available bankwide. Total costs for the LAN expansion

                     CODORUS VALLEY BANCORP, INC.


project were approximately $90,000 and are being depreciated over a three-year expected useful life.


Income taxes

The provision for federal income taxes was $251,000 for the current three-month period, compared to $293,000 for the third quarter of 1999. The decrease in federal taxes was due to a decrease in taxable income.


Nine months ended September 30, 2000
compared to nine months ended September 30, 1999


INCOME STATEMENT ANALYSIS

Overview

Net income for the current nine-month period was $2,002,000 or $.83 per share, compared to $1,922,000 or $0.78 per share, for the same period in 1999. Operating earnings for the current nine-month period, which exclude periodic gains and losses from asset sales, increased approximately $242,000 or 14 percent above the same period in 1999. The increase in current period net income was caused by a $110,000 increase in net interest income, a $96,000 increase in noninterest income, and a $81,000 decrease in the provision for loan losses. The favorable effect of these three income statement categories more than offset a $185,000 increase in noninterest operating expense. For the nine-month period (annualized) of 2000, the return on average assets was approximately 0.93 percent, the same as 1999. For the same periods, the return on average equity was approximately 10.3 percent for 2000 compared to 9.8 percent for 1999.

On September 30, 2000, total assets were $294 million, an increase of approximately $3 million or 1 percent above December 31, 1999. The increase in total assets occurred primarily in the consumer loan portfolio. Book value per share was $10.90 on September 30, 2000, compared to $10.61 on December 31, 1999. As of September 30, 2000, management believes that Codorus Valley meets all capital requirements to which it is subject. PeoplesBank's capital ratios exceed the quantitative federal regulatory minimums for well-capitalized commercial banks.

Management received regulatory approval to open a full service financial center in Hanover, Pennsylvania. Details can be found in the "Financial center expansion" section of this report.

                  CODORUS VALLEY BANCORP, INC.


In accordance with its strategic technology plan, PeoplesBank continues to invest in technology to provide better, faster service to its clients, and to improve productivity. Technology project accomplishments and plans can be found in the "Capital investment in technology" section of this report.

An explanation of the factors and trends that caused changes between the two periods, by earnings category, is provided below.


Net interest income

Net interest income for the current nine-month period was $8,163,000, an increase of $110,000 or 1 percent above the same period in 1999. The increase in net interest income was due primarily to a greater volume of interest earning assets, which more than offset a decrease in the net yield on earning assets. Total interest earning assets averaged $259 million for the first nine months of 2000 compared to $250 million for the first nine months of 1999. The net yield on earning assets averaged 4.26 percent for the first nine months of 2000 compared to 4.36 percent for the same period of 1999. Growth in the average volume of interest earning assets occurred primarily in commercial and consumer loans, and investment securities. Net interest income continues to be constrained by a flat/inverse U.S. treasury yield curve, competitive price pressures and higher funding costs.

Total deposits averaged $240 million with a weighted average rate of 3.96 percent for the first nine months of 2000 compared to $242 million and 3.68 percent, respectively, for the same period of 1999. The average balances of noninterest and interest bearing demand deposits increased 3.7 percent above 1999, while savings deposits declined 11 percent and CD deposits declined 2 percent. Deposit funding costs are expected to increase in the period ahead based on the presumption that the current level of interest rates will prevail and competition will remain strong. Deposit growth remains a challenge for PeoplesBank and the financial services industry, due to the popularity of higher yield/risk market alternatives.

Total borrowings averaged $20 million with a weighted average cost of 6.33 percent for the first nine months of 2000 compared to $7 million and 5.96 percent, respectively, for the same period of 1999. The increase in borrowings compensated for the lack of deposit growth.


Provision for loan losses

A $119,000 provision expense for possible loan losses was recorded for the current nine-month period to support a higher level of impaired loans and net charge-offs. Comparatively, a $200,000 provision was recorded for the same period of 1999 to support growth in the commercial loan portfolio.

                    CODORUS VALLEY BANCORP, INC.


Noninterest income

Total noninterest income for the current nine-month period was $1,741,000, an increase of $96,000 or 6 percent above the same period in 1999. Income increased in all categories except for gains from asset sales. The prior year included $246,000 more in gains from the periodic sale of assets, principally investment securities. To achieve comparability in noninterest income from normal operations, infrequent gains and losses from the sale of assets should be excluded. On an adjusted basis, total noninterest income for the current nine-month period exceeded the same period of 1999 by $342,000 or 24 percent.
Trust and investment services fees increased $108,000 or 28 percent due primarily to a price increase effective July 1, 1999. Service charges on deposit accounts increased $79,000 or 19 percent due primarily to selected price increases. Other income increased $155,000 or 26 percent due to fee income from PeoplesBank subsidiaries, principally SYC Insurance Services, Inc., (SYC Insurance) which began operations in January 2000.

During the current period, rising market interest rates constrained asset sales and gains thereon. For the year 2000, noninterest income is expected to exceed the 1999 level, with the exception of gains from asset sales. The expected increase is based on the following presumptions: normal business growth, added revenue from the Bank's fee-based subsidiary SYC Insurance, and a full year's impact of selected price increases.


Fee-based subsidiary

In January 2000, PeoplesBank subsidiary, SYC Insurance Services, Inc., began operations. To date, sales and fee income have met management's expectations. PeoplesBank created SYC Insurance, at nominal cost, to generate fee income by facilitating the sale of investment products through a third-party marketing arrangement. The initial product offering was a fixed rate annuity. Mutual fund products will be promoted in October of this year and variable rate annuities in early 2001. Licensed PeoplesBank employees, registered as representatives of the third-party product provider, sell these products. Products sold by SYC Insurance are not FDIC insured, not obligations of nor guaranteed by PeoplesBank, and are subject to market risks including the possible loss of principal.


Noninterest expense

Total noninterest expense for the current nine-month period was $6,999,000, an increase of $185,000 or 3 percent above the same period in 1999. The increase in noninterest expense primarily reflects increases in salaries and benefits, equipment and other operating expense. The $177,000 or 5 percent increase in salary and benefit expense reflects planned staff additions, merit raises, and higher replacement costs. The $65,000 or 9 percent increase in equipment expense reflects increased investment in technology. The $94,000

                      CODORUS VALLEY BANCORP, INC.


or 8 percent increase in other operating expense was caused by a $49,000 increase in problem loan carrying costs due to a higher level of impaired loans, and a one-time $30,000 loss associated with an error made by a former employee. The $49,000 or 23 percent decrease in professional and legal expense reflects termination of a temporary investment management arrangement by the trust and investment services division of PeoplesBank. The $63,000 or 22 percent decrease in marketing and advertising expense is partly attributable to the timing of expenditures. Advertising expense is expected to increase in the fourth quarter of this year due to costs associated with promoting the Bank's image. Noninterest expense is expected to increase in the period ahead due to normal business growth and implementation of strategic initiatives such as staff additions, franchise expansion and technology investments.


Financial center expansion

PeoplesBank received regulatory approval to establish a full-service financial center in Penn Township, Hanover, Pennsylvania. Plans include leasing a 1,850 square foot office to be located adjacent to a soon-to-be constructed Rutter's Farm Store. PeoplesBank plans to have this financial center operational in the first quarter of 2001.


Capital investment in technology

In January 2000, PeoplesBank introduced internet banking with on-line bill payment available to its customers. To date, customer response has been very positive and usage has met management's expectations. Capital investment in the internet banking system, exclusive of marketing and maintenance expenses, was approximately $61,000. Annual depreciation is approximately $20,000 based on an expected three-year useful life.

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

In July 2000, PeoplesBank expanded its local area network to include all eight financial centers. Project detail is provided in the third quarter review under the "Capital investment in technology" section of this report.


For the remainder of 2000, PeoplesBank will focus on two technology initiatives pursuant to the Corporation's strategic technology plan. One key initiative is to develop a new internet website that is interactive, flexible

                       CODORUS VALLEY BANCORP,INC.


and database driven. The second initiative is to determine the feasibility of investing in software that will interface with the Bank's imaging and internet banking systems. This would enable clients who use the Bank's popular internet banking system to access images of their checks and statements online.


Sales and product training

In January 1998, PeoplesBank contracted with a national sales training and consulting firm to implement a sales and product training program. The program is focused on the retail banking staff and has two primary objectives: first, to expedite the transformation of PeoplesBank to a customer-focused corporate culture, based upon superior sales and service; second, to increase sales through improved selling skills, increased product knowledge and confidence, and sales incentives. Formal training of the retail banking staff began in May 1998 and is expected to be completed by December 2000. Through June 30, 2000, PeoplesBank expended approximately $165,000 on this program ($38,000 in 2000 to date; $32,000 in 1999; and
$95,000 in 1998).

Income taxes

The provision for federal income taxes was $784,000 for the current nine-month period, compared to $762,000 for the same period in 1999. The increase in federal taxes was due to an increase in taxable income.


BALANCE SHEET REVIEW


Investment securities, loans & deposits

On September 30, 2000, total loans were 3 percent above December 31, 1999, primarily in the consumer loan category. On September 29, 2000, PeoplesBank purchased, in the form of a loan participation, a portfolio of commercial loans for $14.6 million on a nonrecourse basis, at par value, directly from another commercial bank. The portfolio was comprised of twelve loans, primarily fixed rate instruments, with a weighted average yield of 8.79 percent and a weighted average remaining term of four years. The purchase had the effect of replacing commercial loan volume that was lost during the year from anticipated early payoffs. The loan purchase was temporarily funded by overnight borrowings from the Federal Home Loan Bank of Pittsburgh.

Total deposits increased $7.8 million or 3 percent since year-end 1999. Most of the increase occurred in money market deposits. In June, as described in the three-month section of this report, money market deposits were offered to individuals (prior to June they were offered only to businesses) and the minimum balance was lowered significantly.

                      CODORUS VALLEY BANCORP,INC.


Short-Term and Long-Term Borrowings

In order to meet short-term funding needs PeoplesBank may borrow from larger correspondent banks in the form of funds purchased. PeoplesBank also uses available credit through the Federal Home Loan Bank of Pittsburgh (FHLBP). The rate is established daily based on prevailing market conditions for overnight funds. PeoplesBank's maximum borrowing capacity, as established quarterly by the FHLBP, was approximately $58 million, on June 30, 2000, the most recent available date. On September 30, 2000, PeoplesBank had approximately $18 million in total borrowings, comprised of short-term and long-term borrowings, from the FHLBP.

On September 30, long-term borrowings were $10.1 million, representing a slight decline from year-end 1999. In the period ahead, long-term borrowings may increase as a possible funding source for the recent commercial loan purchase. A listing of long-term borrowing agreements and terms is provided in Note 6 of this report.


Stockholders' Equity

Stockholders' equity, or capital, is a source of funds which enables Codorus Valley to maintain asset growth and to absorb losses. Total stockholders' equity was $26.7 million on September 30, 2000, an increase of $1.3 million above December 31, 1999. The increase was caused primarily by profitable operations. Book value per share, as adjusted, was $10.90 on September 30, 2000, compared to $10.61 on December 31, 1999.

The level of capital for Codorus Valley and PeoplesBank remained sound for both periods. PeoplesBank exceeded all minimum regulatory requirements for well-capitalized commercial banks as established by the FDIC, its primary federal regulator. The FDIC's minimum quantitative standards for a well-capitalized institution are as follows: tier I risk-based capital, 6 percent; total risk-based capital, 10 percent; and tier I leverage ratio, 5 percent. At the state level, the Pennsylvania Department of Banking uses a leverage ratio guideline of 6 percent. Codorus Valley's and PeoplesBank's capital amounts and classification are also subject to qualitative judgments by regulators. The table below depicts capital ratios for Codorus Valley and PeoplesBank on September 30, 2000, and December 31, 1999.

Capital Ratios
                                Codorus Valley
                                Consolidated         PeoplesBank
                               9/30/00 12/31/99    9/30/00  12/31/99
Tier I risk-based capital       11.3     11.2         9.5     9.2
Total risk-based capital        12.1     12.1        10.4    10.1
Tier I leverage                  9.4      9.1         7.9     7.4

Capital investments made in earlier periods, as described in previous SEC

                       CODORUS VALLEY BANCORP,INC.


filings, and future investments will impact current and future earnings and capital growth. Possible future investments may be made for expanding the Bank's franchise, technology, and acquisition of financial services companies. Management and the board of directors believe that capital investments, guided by a long range strategic plan, are necessary to develop an infrastructure to grow market share and net income over the long-term, and are important components of the overall strategy of enhancing long-term shareholder value.

On October 10, 2000, the board declared a quarterly cash dividend of $.12 cents per share, payable on or before November 14, 2000, to shareholders of record October 24, 2000. This follows a $.12 cents per share cash dividend paid in August, and a $.11 cents per share cash dividend paid in May and February 2000, respectively. Additionally, a 5 percent stock dividend was paid in June 2000.

In February 1999, Codorus Valley publicly announced that its board authorized the purchase, in open market and privately negotiated transactions, of up to 112,500 shares or 4.9 percent of Codorus Valley's then outstanding common stock. Purchases are authorized periodically when market conditions warrant, and are expected to be funded from operations using available retained capital. As of September 30, 2000, Codorus Valley purchased and settled 84,822 shares of its common stock for approximately $1,474,000. Of this amount, 80,322 were reissued to partially satisfy the payment of stock dividends. The remaining 4,500 shares are retained as treasury stock. On October 4, 2000, Codorus Valley purchased 10,000 shares of its stock for $110,000.

The weighted average number of shares of common stock outstanding, adjusted for stock dividends paid in June 2000, was approximately 2,411,076 shares for the nine-month period ended September 30, 2000, and 2,450,370 for the same period in 1999.


RISK MANAGEMENT

Nonperforming assets

Table 1 of this report provides a summary of nonperforming assets and past due loans, and related ratios. The paragraphs below explain the changes within each classification for September 30, 2000, compared to December 31, 1999.

A major component of nonperforming assets is impaired loans. For all reporting periods, impaired loans were principally comprised of collateral dependent commercial loans and residential mortgage loans classified as nonaccrual. Accordingly, Codorus Valley recognizes interest income on a cash basis for impaired loans. On September 30, 2000, the impaired loan portfolio was $3,233,000, reflecting a $1,341,000 or 71 percent increase since year-end

                  CODORUS VALLEY BANCORP, INC.


1999. The increase was caused primarily by the addition of a $1,171,000 commercial loan during the second quarter which appears adequately collateralized. Subsequent to the date of this report, PeoplesBank acquired title to the collateral for this account and reclassified it to other real estate owned, pending liquidation. On September 30, 2000, the impaired loan portfolio was comprised of twenty-eight unrelated accounts, primarily commercial loan relationships, ranging in size from $5,000 to $1,171,000. These loan relationships vary by industry and are generally collateralized with real estate assets. A loss allowance, which is evaluated at least quarterly, has been established for accounts that appear to be under-collateralized. Efforts to modify contractual terms for individual accounts, based on prevailing market conditions, or liquidate collateral assets, are proceeding as quickly as potential buyers can be located and legal constraints permit.

Other real estate owned (OREO), net of allowance, totaled $1,277,000 on September 30, 2000, representing a $108,000 or 8 percent decrease from December, 31, 1999. The decrease was due to the liquidation of several acquired assets. On September 30, 2000, the OREO portfolio included real estate assets from five former commercial loan relationships. The highest value property has a carrying value of $1,010,000, which accounts for 78 percent of the OREO portfolio. Management believes that the net realizable value of this property is greater than its carrying value based on an external appraisal. A loss allowance, which is evaluated at least quarterly, has been established for assets whose estimated market value, less selling expenses, are below their financial carrying costs. On September 30, 2000, the OREO allowance was $20,000. For the first nine months of 2000, a $22,000 loss provision was recorded to reflect a loss on the decline in fair value. Comparatively, a $39,000 loss provision was deemed necessary for the same period in 1999. Efforts to liquidate OREO are proceeding as quickly as potential buyers can be located and legal constraints permit.

On September 30, 2000, and December 31, 1999, the volume of loans past due 90 days or more and still accruing interest was insignificant. Generally, loans in the past due category are adequately collateralized and in the process of collection.

On September 30, 2000, management was monitoring loans of approximately $9.1 million for which the ability of the borrower to comply with present repayment terms was uncertain. These loans were not included in the Table 1 disclosure. They are monitored closely, and management presently believes that the allowance for loan losses is adequate to cover anticipated losses that may be attributable to these loans. Comparatively, management was monitoring loans of approximately $7.5 million on December 31, 1999.

                    CODORUS VALLEY BANCORP, INC.


Allowance for loan losses

Table 2, Analysis of Allowance for Loan Losses depicts a $1,978,000 allowance on June 30, 2000, which was 0.92 percent of total loans. The current period allowance declined below 1999 due to an increase in loan charge-offs and a decrease in the loss provision. Of the total net charge-offs during the current period, $107,000 was attributable to one commercial account. The provision expense for the current nine-month period was $119,000, compared to $200,000 for the same period in 1999. Based on a recent evaluation of potential loan losses in the current portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on September 30, 2000.

Liquidity

Management believes that Codorus Valley's liquidity is adequate. Principal funding sources include maturing investment securities, the ability to borrow from the Federal Home Loan Bank of Pittsburgh and other sources, and deposit growth.

The loan-to-deposit ratio was approximately 87 percent on September 30, 2000, and December 31, 1999. In the period ahead the loan-to-deposit ratio could increase due to competitive forces which may constrain deposit growth. By necessity, short-term and long-term borrowings will play an increasingly important role in funding.


Market risk management

In the normal course of conducting business, Codorus Valley is exposed to market risk, principally interest rate risk, through the operations of its banking subsidiary. Interest rate risk arises from market driven fluctuations in interest rates, which may affect cash flows, income, expense and values of financial instruments. An asset-liability management committee comprised of members of senior management and an outside director manages interest rate risk. No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided in the SEC Form 10-K for the period ended December 31, 1999.


Other risks

Periodically, federal and state legislators propose legislation that could result in additional regulation of, or restrictions on, the business of Codorus Valley and its subsidiaries. Other than as discussed below, management cannot predict whether such legislation will be adopted or, if adopted, how the legislation would affect the business of Codorus Valley and its subsidiaries.

                    CODORUS VALLEY BANCORP, INC.


On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, which is also known as the Financial Services Modernization Act. The Act repeals Depression-era banking laws and permits banks, insurance companies and securities firms to engage in each other's businessess after complying with certain conditions and regulations. The act grants to community banks the power to enter new financial markets as a matter of right that larger institutions have managed to do on an ad hoc basis. At this time, Codorus Valley has no plans to pursue these additional possibilities. Management does not believe that the Financial Services Modernization Act will have an immediate material effect on Codorus Valley's operations. However, the act may result in increased competition from larger financial services companies, many of which have substantially more financial resources than Codorus Valley, and now may offer banking services in addition to insurance and brokerage services.

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


Other information

Barry A. Keller, a director of Codorus Valley and Chairman of the Board of Directors of PeoplesBank, announced his retirement, effective August 22, 2000. Mr. Keller concluded a distinguished career that began as director of Peoples Bank of Glen Rock in 1977.

                    CODORUS VALLEY BANCORP, INC.

Table 1 - Nonperforming Assets and Past Due Loans
                                       September 30,  December 31,
(dollars in thousands)                       2000        1999
                                            ------      ------
Impaired loans (1)                          $3,233      $1,892
Other real estate owned, net(2)              1,277       1,385
                                            ------      ------
  Total nonperforming assets                $4,510      $3,277
                                            ======      ======
Accruing loans that are contractually past
  due 90 days or more as to principal or
  interest                                     $60         $13

Ratios:
Impaired loans as a % of
 total period-end loans                      1.51%        .91%
Nonperforming assets as a % of total
 period-end loans and other real estate
 owned, net of reserve                       2.09%       1.57%
Nonperforming assets as a % of
 total period-end stockholders' equity 16.87% 12.92% Allowance for loan losses as a
 multiple of impaired loans                   .6x         1.1x

Interest not recognized on impaired loans at period-end: (3)
------------------------------------------------------------
Contractual interest due                     $350         $240
Interest revenue recognized                    34           49
                                             ----         ----
Interest not recognized in operations        $316         $191
                                             ====         ====
(1) Comprised solely of nonaccrual loans.
(2) Net of related allowance(reserve).
(3) This table includes interest not recognized on loans which were classified as impaired at period-end. While every effort is being made to collect this interest revenue, it is probable a portion will never be recovered.

                        CODORUS VALLEY BANCORP, INC.

Table 2-Analysis of Allowance for Loan Losses


 (dollars in thousands)                          2000     1999
                                                ------   ------
 Balance-January 1,                             $2,023   $1,865

 Provision charged to operating expense            119      200

 Loans charged off:
   Commercial                                      160        2
   Real estate-mortgage                             15        0
   Consumer                                         29       40
                                                ------   ------
     Total loans charged off                       204       42

 Recoveries:
   Commercial                                       25       10
   Real estate-mortgage                              0        0
   Consumer                                         15        4
                                                ------   ------
     Total recoveries                               40       14
                                                ------   ------
     Net charge-offs(recoveries)                   164       28

 Balance-September 30,                          $1,978   $2,037
                                                ======   ======
 Ratios:

 Net charge-offs (annualized) to average
   total loans                                    .11%      .02%
 Allowance for loan losses to total loans
   at period-end                                  .92%      .99%
 Allowance for loan losses to impaired loans
   and loans past due 90 days or more            60.1%     82.4%



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred in the market risk strategy as discussed at "Item 7A: Quantitative and Qualitative Disclosures About Market Risk," pages 9 and 10 of Codorus Valley's annual Form 10K for the year ended December 31, 1999. (SEC file number 000-15536, of Form 10-K.)

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

Item 2. Changes in securities and use of proceeds
            Nothing to report.

Item 3. Defaults by the company on its senior securities
            Nothing to report.

Item 4. Results of votes of security holders
            Nothing to report.

Item 5. Other information
            Nothing to report.

Item 6. Exhibits and reports on Form 8-K

        (a) Exhibits-The following exhibit is being filed as part of this
            Report:

              Exhibit No.             Description
                 27       Financial Data Schedule as of September 30, 2000.

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



November 10, 2000             /s/ Larry J. Miller
Date                          ---------------------
                              Larry J. Miller,
                              President & CEO
                              (principal executive officer)

November 10, 2000             /s/ Jann A. Weaver
Date                          ---------------------
                              Jann A. Weaver,
                              Treasurer & Assistant Secretary
                              (principal financial and accounting officer)