Form 10-K
period 2000-12-31
CODORUS VALLEY BANCORP INC
filed 2001-03-30
CIK 806279

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000
                                       or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to ________________

Commission file number 0-15536.

                       CODORUS VALLEY BANCORP, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            PENNSYLVANIA                                 23-2428543
     -------------------------------                 ------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)

   105 LEADER HEIGHTS ROAD, P.O. BOX 2887, YORK, PENNSYLVANIA    17405
  ----------------------------------------------------------------------
  (Address of principal executive offices)                    (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of Codorus Valley Bancorp, Inc.'s voting stock held by non-affiliates was approximately, $34,648,000 as of March 15, 2001.

As of February 27, 2001, Codorus Valley Bancorp, Inc. had 2,440,423 shares of common stock outstanding, par value $2.50 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE
2000 Annual Report to Stockholders            Parts I, II and IV
Proxy Statement for the Annual Meeting of
 Stockholders to be held May 15, 2001         Parts III and IV

                  Codorus Valley Bancorp, Inc.
                       Form 10-K Index


Part I                                                      Page

Item 1  Business............................................   3
Item 2  Properties..........................................   7
Item 3  Legal Proceedings...................................   8
Item 4  Submission of Matters to a Vote of Security Holders.   8


Part II

Item 5  Market for Codorus Valley Bancorp, Inc.'s Common
        Equity and Related Stockholder Matters..............   8
Item 6  Selected Financial Data.............................   9
Item 7  Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................   9
Item 7A Quantitative and Qualitative Disclosures About
        Market Risk.........................................   9
Item 8  Financial Statements and Supplementary Data.........  10
Item 9  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.................  11


Part III

Item 10  Directors and Executive Officers, Codorus Valley
         Bancorp, Inc.......................................  11
Item 11  Executive Compensation.............................  11
Item 12  Security Ownership of Certain Beneficial Owners
         and Management.....................................  11
Item 13  Certain Relationships and Related Transactions.....  12


Part IV

Item 14  Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K........................................  12

         Signatures.........................................  14

         Exhibit Index......................................  15

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

Shareholders should note that many factors, some of which are discussed elsewhere in this report, could affect the future financial results of Codorus Valley Bancorp, Inc., its subsidiaries, or the combined company, and could cause those results to differ materially from those expressed in the forward-looking statements contained in this Annual Report on Form 10-K. These factors include:
         o operating, legal and regulatory risks;
         o economic, political and competitive forces affecting banking, securities, asset management and credit services businesses; and
         o the risk that management's analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

Item 1: Business

Codorus Valley Bancorp, Inc. is a Pennsylvania business corporation, incorporated on October 7, 1986. On March 2, 1987, Codorus Valley became a bank holding company, under the Bank Holding Company Act of 1956. PeoplesBank, A Codorus Valley Company is its wholly-owned banking subsidiary. SYC Realty Co., Inc. is its wholly-owned nonbank subsidiary. Codorus Valley's business consists primarily of managing PeoplesBank, and its principal source of income is dividends received from PeoplesBank. On December 31, 2000, Codorus Valley had total consolidated assets of $295 million, total deposits and other liabilities of $268 million, and total stockholders' equity of $27 million.

Bank Subsidiary

PeoplesBank, organized in 1934, is a Pennsylvania chartered bank. It is not a member of the Federal Reserve System. PeoplesBank offers a full range of commercial and consumer banking services through eight full service financial centers located in York County, Pennsylvania. On February 1, 2001, PeoplesBank's ninth branch opened in Penn Township, Pennsylvania. PeoplesBank also offers trust and investment services at Codorus Valley Corporate Center located in York, Pennsylvania, and mutual funds, via a third-party marketing arrangement, throughout its financial center network. Mutual funds are not FDIC insured, not obligations of nor guaranteed by PeoplesBank, and are subject to investment risk including the possible loss of principal. The Federal Deposit Insurance Corporation insures the deposits of PeoplesBank to the extent provided by law. On December 31,2000, PeoplesBank had total loans of $218 million and total deposits of $247 million.

PeoplesBank is not dependent on deposits or exposed to loan concentration to a single customer, or to a small group of customers. Therefore, losses from a single customer, or small customer group, would not have a material adverse effect on the financial condition of PeoplesBank. At year-end 2000, the loan portfolio included one industry concentration that exceeded 10% of total loans. The commercial facility leasing industry accounted for 22.3% of total loans. In comparison, at year-end 1999, there were three concentrations of loans by industry that exceeded 10% of total loans, as follows: commercial facility leasing, 16.1%; residential facility leasing, 10.9%; and real estate development, 10.6%.

In 1999, PeoplesBank created SYC Insurance Services, Inc., as a wholly-owned subsidiary, to facilitate the sale of investment products through a third-party marketing arrangement. SYC Insurance, inactive in 1999, began operations in January 2000. The initial product offering was fixed annuities. In the near term, SYC Insurance will offer variable annuities and life insurance within PeoplesBank's service area. Products sold by SYC Insurance are not FDIC insured, not obligations of nor guaranteed by PeoplesBank and are subject to investment risk including the possible loss of principal.

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

Competition

The banking industry in PeoplesBank's service area, principally York County, Pennsylvania, and northern Maryland is extremely competitive. PeoplesBank competes with commercial banks and other financial service providers such as thrifts, credit unions, consumer finance companies, investment firms, and mortgage companies. Some financial service providers operating in PeoplesBank's service area operate on a national and regional scale and possess resources greater than those of PeoplesBank.

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

A brief discussion of recent federal agency pronouncements that affect Codorus Valley and/or PeoplesBank follows.

The Gramm-Leach-Bliley Act, also known as the Financial Services Modernization Act, was signed into law on November 12, 1999, and amends the Bank Holding Company Act of 1956. The law repeals Depression-era banking laws and permits banks, insurance companies and securities firms to engage in each others' businesses after complying with certain conditions and regulations. The law grants to community banks the power to enter new financial markets as a matter of right that larger institutions have managed to do. At this time Codorus Valley has no plans to pursue these additional possibilities. Management does not believe that the Financial Services Modernization Act will have a material effect on Codorus Valley's operations. However, the act may result in increased competition from larger financial service companies, many of which have substantially more financial resources than Codorus Valley, and now offer banking services in addition to insurance and brokerage services.
The Financial Services Modernization Act also modifies current law related to financial privacy and community reinvestment. The new privacy provisions will generally prohibit financial institutions, including Codorus Valley and PeoplesBank, from disclosing nonpublic personal financial information to nonaffiliated third parties unless customers have the opportunity to opt out of the disclosure.

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

Other information

On December 31, 2000, PeoplesBank had 127 full-time employees, 19 part-time employees and 4 seasonal employees.

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

Effective February 1, 2001, PeoplesBank leases the following property.

   South Hanover Office:  Located at 1400 Baltimore Street, Hanover in Penn
     Township, PA. This office is a 1,850 square foot unit adjacent to a Rutter's Farm Store. The lease is for a fifteen year term, with three five-year term options. Minimum annual rent is as follows: years 1-5 $88,000, years 6-10 $95,000, and years 11-15 $102,000. Thereafter, the minimum annual rent will be increased at five-year intervals.

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

Item 4: Submission of Matters to a Vote of Security Holders

None.


PART II

Item 5: Market for Codorus Valley Bancorp, Inc.'s Common Equity and Related Stockholder Matters

Market and dividend information appearing in the 2000 Annual Report to Stockholders, under the caption Stock, Dividend and Broker Information, is incorporated by reference in response to this item and is included on page 45 of
Exhibit 13.

As of March 15, 2001, the Codorus Valley had approximately 988 stockholders of record.

Related stockholder information appearing in the 2000 Annual Report to Stockholders, under the caption Stockholders' Equity, included in Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, is incorporated by reference in response to this item and is included on pages 32 and 33 of Exhibit 13.

Item 6: Selected Financial Data

Information appearing in the 2000 Annual Report to Stockholders, under the caption Selected Financial Data, is incorporated by reference in response to this item and is included on page 3 of Exhibit 13.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Management Discussion and Analysis of Consolidated Financial Condition and Results of Operations in the 2000 Annual Report to Stockholders is incorporated by reference in response to this item and is included on pages 23 through 40 of
Exhibit 13.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Information appearing in the 2000 Annual Report to Stockholders, under the caption Market Risk Management included in Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, is incorporated by reference in response to this item and is included on pages 38 and 39 of
Exhibit 13.

Codorus Valley manages interest rate risk primarily through sensitivity analysis, included on pages 38 and 39 of Exhibit 13. It also uses a gap analysis as a secondary means for managing interest rate risk. The gap analysis begins by assigning interest rate sensitive assets and interest rate sensitive liabilities into future time periods, typically one year, based on a scheduled maturity or repricing date. Repriceable liabilities are then subtracted from repriceable assets to determine a difference, or gap. The measurement process relies on many assumptions such as the amount and timing of repriceable cash flows from interest rate sensitive assets and liabilities. The following assumptions are made about repriceable cash flows from interest rate sensitive assets:

         o variable rate instruments could reprice daily,
         o adjustable rate instruments reprice at the interest maturity date,
         o fixed rate loans reprice at their scheduled maturity date and include estimated prepayments
         o fixed rate investment securities, except for mortgage-backed instruments, reprice at their scheduled maturity date, or call date if more appropriate, and
         o fixed rate mortgage-backed instruments reprice based on principal paydown estimates.

Generally, the cash flow assumptions for interest sensitive assets apply to interest sensitive liabilities with the exception of NOW and savings deposits which do not have scheduled maturities. Technically, NOW and savings balances can be repriced at any time. Historically, NOW and savings balances and rates have been relatively stable despite changes in market interest rates. This stability assumption was made in the current measurement process.

A schedule depicting balance sheet repricing characteristics and an estimate of gap at December 31, 2000, is provided below. The cumulative gap measure is one way to measure how a change in market interest rates will impact net interest income for specific time frames. For example, the cumulative gap in the "181-365" repricing category represents a one year net liability position of $45 million or 17 percent of interest earning assets on December 31, 2000. The liability sensitive gap position implies that over the next year net income will increase if market interest rates fall and decrease if rates rise. The theory is that more liabilities will reprice, at lower market interest rates, than the assets that they fund.

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


                                                                                                After
at December 31, 2000             0-30       31-90     91-180     181-365     1-2       2-5        5
dollars in thousands)            Days       Days       Days       Days      Years     Years     Years     Total
                                -------    ------     ------     ------    ------    ------    ------   --------
Interest earning assets:
Interest earning deposits      $     0     $     0    $     0   $   283   $     0   $     0   $     0    $    283
Federal funds sold               1,969           0          0         0         0         0         0       1,969
Securities available-for-sale    3,601         701      2,507     5,238     7,939    10,598     9,798      40,382
Securities held-to-maturity          0           0          0         0         0         0     9,360       9,360
Loans                           38,744       9,939     13,382    29,294    31,813    64,619    28,129     215,920
                               -------      ------     ------    ------    ------    ------    ------    --------
  Total                        $44,314     $10,640    $15,889   $34,815   $39,752   $75,217   $47,287    $267,914

Interest bearing liabilities:
NOW deposits                  $ 26,313     $    0     $    0    $     0   $     0   $     0   $     0    $ 26,313
Money market deposits           51,434          0          0          0         0         0         0      51,434
Savings deposits                15,169          0          0          0         0         0         0      15,169
Time CDs less than $100,000     21,659      7,638      8,850      9,603    31,817    29,259         0     108,826
Time CDs $100,000 and above      4,480      1,762      1,104      2,264     6,376     3,016         0      19,002
Long-term borrowings                26         52         79        162     3,342     8,204     7,169      19,034
                               -------     ------     ------     ------    ------    ------    ------    --------
 Total                        $119,081    $ 9,452    $10,033    $12,029   $41,535   $40,479   $ 7,169    $239,778

Period gap                     (74,767)     1,188      5,856     22,786    (1,783)   34,738    40,118      28,136
Cumulative gap                 (74,767)   (73,579)   (67,723)   (44,937)  (46,720)  (11,982)   28,136
Cumulative gap as a % of
 interest earning assets
 at December 31, 2000           -27.9%     -27.5%     -25.3%     -16.8%    -17.4%     -4.5%     10.5%


Item 8: Financial Statements and Supplementary Data

Codorus Valley's Consolidated Financial Statements and the Notes thereto, in the 2000 Annual Report to Stockholders, are incorporated by reference in response to this item and are included on pages 4 through 21 of Exhibit 13. Table 11-Summary of Quarterly Financial Data included in Management's Discussion and Analysis of Consolidated Financial Condition of Results of

Operations, in the 2000 Annual Report to Stockholders, is incorporated by reference in response to supplementary financial data and is included on page 39 of Exhibit 13.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.


PART III

Item 10: Directors and Executive Officers, Codorus Valley Bancorp, Inc.

Information appearing in the Proxy Statement relating to the 2001 Annual Meeting of Stockholders to be held May 15, 2001 (Proxy Statement), under the captions "Information as to Nominees and Directors" and "Board of Directors and Executive Officers" is incorporated by reference in response to this item. Information regarding Section 16(a)Beneficial Ownership Reporting Compliance follows.

Section 16(a) of the Securities Exchange Act of 1934, requires that the corporation's officers and directors, and persons who own more than 10% of the registered class of the corporation's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the corporation with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of Forms 3, 4 and 5 and amendments thereto received by it, or written representations from certain reporting persons that no Form 5 was required for that reporting person, the corporation believes that during the period from January 1, 2000 through December 31, 2000, its officers and directors were in compliance with all filing requirements applicable to them, with the exception of D. Reed Anderson, Esquire, M. Carol Druck, MacGregor S. Jones, Barry A. Keller, Rodney L. Krebs, Dallas L. Smith, George A. Trout, D.D.S. and Donald H. Warner. Each named Director inadvertantly filed one late Form 4 to report one transaction during 2000 concerning the issuance of stock options under the 1998 Independent Director's Stock Option Plan.

Item 11: Executive Compensation

Information appearing in the Proxy Statement, under the captions "Executive Officers Compensation," "Board of Directors Report on Executive Compensation" and "Performance Graph" is incorporated by reference in response to this item.

Item 12: Security Ownership of Certain Beneficial Owners and Management

Information appearing in the Proxy Statement, under the caption "Beneficial Ownership of Codorus Valley Bancorp, Inc.'s Stock Owned by Principal Owners and Management" is incorporated by reference in response to this item.

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

      3. Exhibits filed as part of 10-K pursuant to Item 601 of Regulation
         S-K.
           Exhibit
           Number   Description of Exhibit
             3(i)   Articles of Incorporation (Incorporated by reference to
                    Exhibit 3(i) to Current Report on Form 8-K, filed with the
                    Commission on March 29, 2001.)

            3(ii) By-laws (Incorporated by reference to Exhibit 3(ii) to Current Report on Form 8-K, filed with the Commission on March 29, 2001.)

              4 Rights Agreement Dated as of November 4, 1995 (Incorporated by reference to Current Report on Form 8-K, filed with the Commission on March 29, 2001.)

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

            10.6    2000 Stock Incentive Plan (Incorporated by reference to
                    Exhibit 4.3 of Registration Statement No. 333-40532 on Form S-8, filed with the Commission on June 30, 2000.)

             11 Statement re: Computation of Earnings Per Share (Incorporated by reference to Exhibit 13 hereof, 2000 Annual Report to Stockholders at Note 1 to the Consolidated Financial Statements.)

             13 Excerpts from the Annual Report to Stockholders for fiscal year ended December 31, 2000.


             21     List of subsidiaries of Codorus Valley Bancorp, Inc.

             23     Consent of Independent Auditors

             24     Power of Attorney


  (B) Reports on Form 8-K.

      Codorus Valley Bancorp, Inc. filed no Current Reports on Form 8-K for the quarter ended December 31, 2000.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codorus Valley Bancorp, Inc. (Registrant)

By /s/ Larry J. Miller                                 Date: March 27, 2001
   -----------------------------
   Larry J. Miller, President
   and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity

-----------------------------    Chairman of the Board of       3/27/01
George A. Trout, DDS             Directors and Director

/s/ Larry J. Miller              President, Chief Executive     3/27/01
-----------------------------    Officer and Director
Larry J. Miller, President
(Principal Executive Officer)

/s/ Rodney L. Krebs              Vice Chairman of the Board     3/27/01
-----------------------------    of Directors and Director
Rodney L. Krebs

/s/ D. Reed Anderson             Director                       3/27/01
-----------------------------
D. Reed Anderson, Esq.

/s/ M. Carol Druck               Director                       3/27/01
-----------------------------
M. Carol Druck

/s/ MacGregor S. Jones           Director                       3/27/01
-----------------------------
MacGregor S. Jones

/s/ Dallas L. Smith              Director                       3/27/01
-----------------------------
Dallas L. Smith

/s/ Donald H. Warner             Vice President and Director    3/27/01
-----------------------------
Donald H. Warner

/s/ Jann A. Weaver               Treasurer and                  3/27/01
-----------------------------    Assistant Secretary
Jann A. Weaver
(Principal Financial Officer)

-----------------------------    Vice President and Secretary   3/27/01
Harry R. Swift, Esq.

                                  EXHIBIT INDEX

                                                                                           Page # in
                                                                                      manually signed
Exhibit                                                                                      original
Number   Description of Exhibit                                                             Form 10-K
  3(i)   Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to
         Current Report on Form 8-K, filed with the Commission on March 29,
         2001.)

 3(ii) By-laws (Incorporated by reference to Exhibit 3(ii) to Current Report on Form 8-K, filed with the Commission on March 29, 2001.)

   4 Rights Agreement Dated as of November 4, 1995 (Incorporated by reference to Current Report on Form 8-K, filed with the Commission on March 29, 2001.)

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

 10.6    2000 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 of
         Registration Statement No. 333-40532 on Form S-8, filed with the
         Commission on June 30, 2000.)

  11     Statement re: Computation of Earnings Per Share (Incorporated by                     24
         reference to Exhibit 13 - 2000 Annual Report to Stockholders at Note 1
         to the Consolidated Financial Statements.)

  13     Excerpts from the Annual Report to Stockholders for fiscal year ended
         December 31, 2000.                                                                17-56

  21     List of subsidiaries of the Registrant.                                              57

  23     Consent of Independent Auditors                                                      58

  24     Power of Attorney                                                                    59

