Form 10-Q
period 2001-03-31
CODORUS VALLEY BANCORP INC
filed 2001-05-09
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	                   WASHINGTON, D.C. 20549

	                         FORM 10-Q
    (Mark One)
    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended        March 31, 2001
		                                        OR
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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of 4/23/01, 2,440,423 shares of common stock, par value $2.50, were outstanding.

	             CODORUS VALLEY BANCORP, INC.
                            10Q INDEX

                                                          Page #
PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements
          Consolidated Statements of Financial Condition...    1
          Consolidated Statements of Income................    2
          Consolidated Statements of Cash Flows............    3
          Notes to Consolidated Financial Statements.......    4

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............    7

Item 3. Quantitative and Qualitative Disclosures About
          Market Risk......................................   17


PART II - OTHER INFORMATION

Item 1. Legal proceedings..................................   18

Item 2. Changes in securities and use of proceeds..........   18

Item 3. Defaults by the company on its senior securities...   18

Item 4. Results of votes of security holders...............   18

Item 5. Other information..................................   18

Item 6. Exhibits and reports on Form 8-K...................   18

SIGNATURES.................................................   20

PART I - FINANCIAL INFORMATION:

Item 1.  Financial Statements

	          CODORUS VALLEY BANCORP, INC.
	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        Unaudited
                                                   March     December
                                                     31,         31,
(dollars in thousands)                              2001        2000
Assets                                           ---------   ---------
 Cash and due from banks
  Interest bearing deposits with banks            $    225   $    283
  Noninterest bearing deposits and cash              6,693      7,485
 Federal funds sold                                 12,267      1,969
 Securities available-for-sale                      42,166     40,572
 Securities held-to-maturity(market value $9,152
   at 3/31/01 and $8,719 at 12/31/00)                9,359      9,360
 Loans                                             215,854    217,926
 Less-allowance for loan losses                     (1,980)    (1,967)
                                                  --------   --------
   Total net loans                                 213,874    215,959
 Premises and equipment                              8,976      8,998
 Other assets                                       10,752     10,466
                                                  --------   --------
   Total assets...................................$304,312   $295,092
                                                  ========   ========
Liabilities
 Deposits
  Noninterest bearing demand                      $ 26,121   $ 26,670
  NOW                                               25,171     26,313
  Money market                                      54,091     51,434
  Savings                                           14,671     15,169
  Time CDs less than $100,000                      112,079    108,826
  Time CDs $100,000 and above                       23,663     19,002
                                                  --------   --------
   Total deposits                                  255,796    247,414
 Long-term borrowings                               18,954     19,034
 Other liabilities                                   1,428      1,253
                                                  --------   --------
   Total liabilities.............................. 276,178    267,701
Stockholders' equity
 Series preferred stock, par value $2.50
  per share; 1,000,000 shares authorized;
  0 shares issued and outstanding                        0          0
 Common stock, par value $2.50 per share;
  10,000,000 shares authorized; 2,440,423 shares
  issued and outstanding at 3/31/01 and 12/31/00     6,137      6,137
 Additional paid-in capital                         12,447     12,447
 Retained earnings                                   9,183      8,844
 Accumulated other comprehensive gain                  530        126
 Less: Treasury stock, 14,500 shares at
   3/31/01 and 12/31/00                               (163)      (163)
                                                  --------   --------
   Total stockholders' equity.....................  28,134     27,391
                                                  --------   --------
   Total liabilities and stockholders' equity.....$304,312   $295,092
                                                  ========   ========
See accompanying notes.

                         CODORUS VALLEY BANCORP, INC.
	                CONSOLIDATED STATEMENTS OF INCOME
	                         Unaudited
                                                     Three months ended
                                                           March 31,
(dollars in thousands, except per share data)           2001      2000
Interest income                                       ------    ------
 Interest and fees from loans                         $4,694    $4,519
  Interest from federal funds sold and interest
   bearing deposits with banks                            83        31
  Interest and dividends from securities
   Taxable interest income                               585       705
   Tax-exempt interest income                            135       111
   Dividend income                                        56        56
                                                      ------    ------
   Total interest income.............................. 5,553     5,422
 Interest expense
  NOW                                                     61        59
  Money market                                           500       349
  Savings                                                 73        96
  Time CDs less than $100,000                          1,578     1,504
  Time CDs $100,000 and above                            320       260
                                                      ------    ------
   Total interest expense on deposits                  2,532     2,268
 Interest expense on short-term borrowings and
  federal funds purchased                                  7       215
 Interest expense on long-term borrowings                289       171
                                                      ------    ------
    Total interest expense............................ 2,828     2,654
                                                      ------    ------
   Net interest income................................ 2,725     2,768
 Provision for loan losses                                30         0
                                                      ------    ------
   Net interest income after provision for loan losses 2,695     2,768
 Noninterest income
  Trust and investment services fees                     180       175
  Service charges on deposit accounts                    161       162
  Other income                                           225       257
  Gain on sales of loans                                  67         0
  Gains(losses), other                                     0        (6)
                                                       ------    ------
   Total noninterest income                              633       588
 Noninterest expense
  Salaries and benefits                                1,247     1,165
  Occupancy of premises                                  228       210
  Furniture and equipment                                255       260
  Postage, stationery and supplies                       112        98
  Professional and legal                                  41        31
  Marketing and advertising                               87       113
  Other real estate owned, net                            96        39
  Other                                                  394       453
                                                      ------    ------
   Total noninterest expense                           2,460     2,369
   Income before income taxes                            868       987
 Provision for income taxes                              236       279
                                                      ------    ------
  Net income..........................................$  632    $  708
  Net income per share                                ======    ======
    Basic..............................................$0.25     $0.28
    Diluted............................................$0.25     $0.28
 See accompanying notes.

                         CODORUS VALLEY BANCORP, INC.
	              CONSOLIDATED STATEMENTS OF CASH FLOWS
	                           Unaudited
                                                          Three months ended
                                                               March 31,
                                                           2001      2000
                                                         -------   -------
Cash flows from operating activities:                (dollars in thousands)
 Net Income                                              $   632    $   708
 Adjustments to reconcile net income
  to net cash provided by operations:
   Depreciation                                              230        218
   Provision for loan losses                                  30          0
   Provision for losses on other real estate owned            22          2
   Gain on sales of loans                                    (67)         0
   Loss on sales of premises and equipment                     0          6
   Decrease (increase) in interest receivable                 42       (160)
   Increase in other assets                                 (300)      (160)
   Increase in interest payable                               60         16
   Increase in other liabilities                             115         72
   Other, net                                                (13)       (28)
                                                         -------    -------
    Net cash provided by operating activities............    751        674

Cash flows from investing activities:
 Proceeds from maturities and calls of securities
   available-for-sale                                      2,641      1,730
 Purchase of securities available-for-sale                (3,624)    (1,793)
 Net (increase) decrease in loans                         (1,896)       749
 Proceeds from loan sales                                  3,761        118
 Proceeds from sales of premises and equipment                 0         19
 Purchases of premises and equipment                        (208)      (101)
 Proceeds from sales of other real estate owned               14         12
                                                         -------    -------
   Net cash provided by investing activities.............    688        734

Cash flows from financing activities:
 Net increase in demand and savings deposits                 468      4,319
 Net increase (decrease)in time deposits                   7,914     (5,558)
 Net decrease in short-term borrowings and
   federal funds purchased                                     0     (1,657)
 Net decrease in long-term borrowings                        (80)       (75)
 Dividends paid                                             (293)      (258)
 Payment to repurchase common stock                            0        (42)
                                                         -------    -------
    Net cash provided by(used for) financing activities..  8,009     (3,271)
                                                         -------    -------
    Net increase (decrease) in cash and cash equivalents.  9,448     (1,863)
    Cash and cash equivalents at beginning of year.......  9,737     11,193
                                                         -------    -------
    Cash and cash equivalents at March 31,...............$19,185    $ 9,330
                                                         =======    =======
Supplemental disclosures:
 Interest paid on deposits and borrowed funds             $2,773     $2,696
 Income tax paid                                            $100        $61

See accompanying notes.

                  	  CODORUS VALLEY BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements
Note 1-General

The interim financial statements are unaudited. However, they reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial condition and results of operations for the reported periods, and are of a normal and recurring nature.

These statements should be read in conjunction with notes to the audited financial statements contained in the 2000 Annual Report to Stockholders.

The consolidated financial statements include the accounts of Codorus Valley Bancorp, Inc. and its wholly-owned bank subsidiary, PeoplesBank, A
Codorus Valley Company, and its wholly-owned nonbank subsidiary, SYC Realty Company, Inc. All significant intercompany account balances and transactions have been eliminated in consolidation.

No shares of common stock are reserved for issuance in the event of conversions or the exercise of warrants, options or other rights, except for 147,745 shares for the Corporation's Dividend Reinvestment and Stock Purchase Plan; 83,457 shares for the 1996 Stock Incentive Plan; 105,000 shares for the 2000 Stock Incentive Plan; 115,762 shares for the 1998 Independent Directors' Stock Option Plan; and those shares reserved for the Shareholders' Rights Plan.

The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

Note 2-Summary of Significant Accounting Policies

Loans Held-for-Sale - Loans held-for-sale are reported at the lower of cost or market value. The amount by which cost exceeds market value, if any, is accounted for as a valuation allowance and is charged to expense in the period of the change.

Per Share Computations - All per share computations include the retroactive effect of stock dividends declared, including the 5% stock dividend declared April 10, 2001. The weighted average number of shares of common stock outstanding used was approximately 2,547,944 for the three-month period ended March 31, 2001 and 2,496,732 for the same period in 2000.

Reclassifications - Certain reclassifications have been made to the 2000 consolidated financial statements to conform to the 2001 presentation.

Comprehensive Income - Total comprehensive income was $1,036,000 for the quarter ended March 31, 2001, compared to $672,000 for the same period of 2000.

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
                                                March 31,  December 31,
(dollars in thousands)                            2001        2000
                                                 ------      ------
Impaired loans                                   $2,468      $2,006
Amount of impaired loans that have a related
  allowance                                      $2,468      $2,006
Amount of impaired loans with no related
  allowance                                          $0          $0
Allowance for impaired loans                       $421        $376

                                                For the three months
                                                      March 31,
                                                  2001        2000
                                                 ------      ------
Average investment in impaired loans             $2,335      $1,903
Interest income recognized on impaired loans
 (all cash-basis)                                   $22         $14

Note 4-Analysis of Allowance for Loan Losses

Changes in the allowance for loan losses for the three months ended March 31, were as follows:
                                                     2001        2000
(dollars in thousands)                              ------      ------
Balance-January 1,                                  $1,967      $2,023
Provision charged to operating expense                  30           0
Loans charged off                                      (21)          0
Recoveries                                               4          14
                                                    ------      ------
Balance-March 31,                                   $1,980      $2,037
                                                    ======      ======

                          CODORUS VALLEY BANCORP, INC.

Note 5-Long-term Borrowings
                                                 March 31,  December 31,
                                                   2001        2000
(dollars in thousands)                            -------     -------
Obligations of PeoplesBank to FHLB Pittsburgh:
  Due 2002, 6.03%                                 $ 3,000    $ 3,000
  Due 2004, 5.12%                                   1,025      1,025
  Due 2005, 5.36% convertible quarterly after
   December 2002                                    6,000      6,000
  Due 2007, 6.82%, amortizing                       1,991      2,060
  Due 2014, 6.43%, convertible quarterly after
   July 2009                                        5,000      5,000
Obligation of Codorus Valley Bancorp, Inc.:
  Due 2009, 7.35%, amortizing                       1,938      1,949
                                                  -------    -------
    Total                                         $18,954    $19,034
                                                  =======    =======
PeoplesBank's obligations to FHLBP are fixed rate and fixed/floating (convertible) rate instruments. The FHLBP has an option on the convertible borrowings to convert the rate to a floating rate after the expiration of a specified period. The floating rate is based on the Libor index plus a spread. If the FHLBP elects to exercise its conversion option, PeoplesBank can repay the converted loan without a prepayment penalty. The obligation of Codorus Valley Bancorp, Inc. is secured by a mortgage on the Codorus Valley Corporate Center office building at 105 Leader Heights Road, York, Pennsylvania.

                             CODORUS VALLEY BANCORP, INC.


Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

Management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Codorus Valley Bancorp, Inc., a bank holding company (Codorus Valley or Corporation), and its wholly-owned subsidiary, PeoplesBank, A Codorus Valley Company (PeoplesBank or Bank), are provided below. Codorus Valley's consolidated financial condition and results of operations consist almost entirely of PeoplesBank's financial condition and results of operations. Current performance does not guarantee and may not be indicative of similar performance in the future.

Management of the Corporation has made forward-looking statements in this Form 10-Q. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of the Corporation and its subsidiaries. When words such as "believes," "expects," "anticipates" or similar expressions occur in this Form 10-Q, management is making forward-looking statements.

Readers should note that many factors, some of which are discussed elsewhere in this report and in the documents that management incorporates by reference, could affect the future financial results of the Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this Form 10-Q. These factors include the following:

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

                          CODORUS VALLEY BANCORP, INC.


Three months ended March 31, 2001
compared to three months ended March 31, 2000


INCOME STATEMENT ANALYSIS

Overview

Net income for the current three-month period was $632,000 or $.25 per share, compared to $708,000 or $0.28 per share, for the same period in 2000. The decrease in current period net income was caused primarily by an increase in noninterest expense and a decrease in net interest income. The $91,000 increase in noninterest expense was caused in part by increased operating expenses attributable to the addition of the South Hanover financial center in the first quarter of this year. Details on the financial center addition can be found in the "Franchise expansion" section of this report. Losses and carrying costs associated with other real estate owned also contributed to the increase in noninterest expense. The $43,000 decrease in net interest income reflected margin compression caused in part by higher funding costs and a decrease in loan fees. For the three-month period (annualized) of 2001, the return on average assets was approximately 0.85 percent compared to .98 percent for 2000. For the same periods, the return on average equity was approximately 9.12 percent for 2001 compared to 11.11 percent for 2000.

On March 31, 2001, total assets were $304 million, an increase of $9 million or 3 percent above December 31, 2000. The increase in total assets occurred primarily in overnight investments, reflecting temporary liquidity build-up from deposit growth and proceeds from a $3.4 million mortgage loan sale. Book value per share was $11.04 on March 31, 2001, compared to $10.75 on December 31, 2000, as adjusted for the 5 percent stock dividend declared April 10, 2001. As of March 31, 2001, management believes that Codorus Valley meets all capital requirements to which it is subject. PeoplesBank's capital ratios exceed the quantitative federal regulatory minimums for well-capitalized commercial banks.

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

                           CODORUS VALLEY BANCORP, INC.


Net interest income

Net interest income for the current three-month period was $2,725,000, a decrease of $43,000 or 2 percent below the same period in 2000. The tax equivalent yield on total interest earning assets was 4.19 percent for the current period compared to 4.29 percent for the first quarter of 2000. The decrease in net interest income was due primarily to an increase in funding costs and a decrease in loan fees. An increase in nonperforming assets also constrained net interest income. Total interest earning assets averaged $268 million to yield 8.31 percent for the current period compared to $262 million and 8.05 percent, respectively, for the same period in 2000. Total interest bearing liabilities averaged $245 million at an average rate of 4.69 percent for the current period compared to $238 million and 4.48 percent, respectively, for the same period in 2000.


Provision for loan losses

A $30,000 provision expense for possible loan losses was recorded for the current three-month period to support growth in performing and nonperforming loan portfolios. Management's increased concern regarding the possible impact on the current loan portfolio of an economic slowdown, nationally and locally, was another factor for recording the provision. Comparatively, there was no loan loss provision recorded in the first three-month period of 2000.


Noninterest income

Total noninterest income for the current three-month period was $633,000, an increase of $45,000 or 8 percent above the same period in 2000. Current period noninterest income included $67,000 in gains from the periodic sale of mortgage loans. To achieve comparability in noninterest income from normal operations, infrequent gains and losses from the sale of assets should be excluded. On an adjusted basis, total noninterest income for the current three-month period decreased $28,000 or 5 percent from the same period of 2000. Other income, the largest component of noninterest income, was down 13 percent due to decreases in consumer loan insurance fees and investment income from bank owned life insurance.


Fee-based subsidiary

In February, SYC Insurance Services, Inc., a PeoplesBank subsidiary, added variable annuities to its product menu. This broadens investment choices for our clients and compliments fixed annuities and mutual funds products currently being sold. The addition of investment products is in response to growing customer demand, and management's strategy to diversify the company's revenue streams. Investment products sold by SYC Insurance and

                           CODORUS VALLEY BANCORP, INC.


PeoplesBank are not FDIC insured, not obligations of nor guaranteed by PeoplesBank, and are subject to market risks including the possible loss of principal.


Noninterest expense

Total noninterest expense for the current three-month period was $2,460,000, an increase of $91,000 or 4 percent above the same period in 2000. The increase in noninterest expense primarily reflects increases in salaries and benefits, and other real estate expenses. The $82,000 or 7 percent increase in salary and benefit expense reflects planned staff additions associated with franchise expansion (see below) and merit raises. The $57,000 or 146 percent increase in other real estate expense was due primarily to carrying costs associated with assets taken in satisfaction of debt. Noninterest expense is expected to increase in the period ahead due to normal business growth and implementation of strategic initiatives such as staff additions, franchise expansion and technology investments.


Franchise expansion

On February 1, 2001, PeoplesBank opened its ninth financial center. The new full service office is located in South Hanover, York County, Pennsylvania. The 1,850 square foot facility, leased under a long-term contract, is attached to a convenience store/gas operation, for customer convenience. The annual lease expense is approximately $106,000. Investment in fixed assets, including equipment, furniture and leasehold improvements totaled $190,000. Annual depreciation expense is approximately $32,000.

Capital investment in technology

In April, PeoplesBank installed software that interfaces its imaging and internet banking systems. This enables clients who use the Bank's popular internet banking system to access images of their checks online. In the near future this service will be enhanced to also permit access to bank statements. The cost of this project is approximately $55,000, excluding marketing and maintenance expenses, and will be depreciated over a three-year expected useful life. Later this year, PeoplesBank plans to evaluate the feasibility of purchasing on-line teller automation software and hardware.


Income taxes

The provision for federal income taxes was $236,000 for the current three-month period, compared to $279,000 for the same period in 2000. The decrease in federal taxes was due primarily to a decrease in taxable income.

                           CODORUS VALLEY BANCORP, INC.


BALANCE SHEET REVIEW


Investments & loans

On March 31, 2001, overnight investments in federal funds sold reflected a large increase from year-end 2000. The increase was primarily attributable to deposit growth, proceeds from a $3.4 million mortgage loan sale and reduced investment in loans and securities.

On March 31, 2001, total loans reflected a 1 percent decline from December 31, 2000. In early March, PeoplesBank sold $3.4 million residential mortgage loans to the Federal National Mortgage Association. The loans were sold without recourse and servicing rights were retained. The loan portfolio yielded 7.26 percent and was comprised primarily of fixed rate instruments. PeoplesBank realized a $67,000 gain from the loan sale.


Deposits

Total deposits increased $8 million or 3 percent since year-end 2000. Most of the increase occurred in time and money market deposits. Management believes that bank deposits may have provided a safe haven from widespread price declines in securities markets.


Short-term and long-term borrowings

In order to meet short-term funding needs PeoplesBank may borrow from larger correspondent banks in the form of federal funds purchased. PeoplesBank also uses available credit, both short-term and long-term, through the Federal Home Loan Bank of Pittsburgh (FHLBP). Borrowing rates are established daily based on prevailing market conditions. PeoplesBank's maximum borrowing capacity, as established quarterly by the FHLBP, was approximately $62 million, on December 31, 2000, the most recent available date. On March 31, 2001, PeoplesBank had approximately $19 million in long-term borrowings from the FHLBP. A listing of long-term borrowing agreements and terms is provided in Note 5 of this report.


Stockholders' Equity

Stockholders' equity, or capital, as a source of funds, enables Codorus Valley to maintain asset growth and absorb losses. Total stockholders' equity was $28.1 million on March 31, 2001, an increase of 743,000 or 2.7 percent above December 31, 2000. The increase was caused primarily by profitable operations and an increase in unrealized holding gains on available-for-sale investment securities caused by rising market interest rates. Book value per share, as adjusted, was $11.04 on March 31, 2001, compared to $10.75 on December 31, 2000.

                           CODORUS VALLEY BANCORP, INC.


The level of capital for Codorus Valley and PeoplesBank exceeded requirements for both periods. PeoplesBank exceeded all minimum regulatory requirements for well capitalized commercial banks, as established by the FDIC, its primary federal regulator. The FDIC's minimum quantitative standards for a well capitalized institution are as follows: tier I risk-based capital, 6 percent; total risk-based capital, 10 percent; and tier I leverage ratio, 5 percent. At the state level, the Pennsylvania Department of Banking uses a leverage ratio guideline of 6 percent. Codorus Valley's and PeoplesBank's capital amounts and classification are also subject to qualitative judgments by regulators. The table below depicts capital ratios for Codorus Valley and PeoplesBank on March 31, 2001, and December 31, 2000.

Capital Ratios
                                Codorus Valley
                                Consolidated         PeoplesBank
                               3/31/01 12/31/00    3/31/01  12/31/00
                              -------- --------   --------  --------
Tier I risk-based capital       11.2     11.3         9.5     9.5
Total risk-based capital        12.1     12.1        10.3    10.3
Tier I leverage                  9.3      9.4         7.8     7.9

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

On April 10, 2001, the board of directors declared a quarterly cash dividend of $.12 cents per share, payable on or before May 8, 2001, to shareholders of record April 24, 2001. This follows a $.12 cents per share cash dividend paid in February. Also on April 10, the board of directors declared a 5 percent stock dividend payable on or before June 7, 2001, to shareholders of record April 24, 2001.

The weighted average number of shares of common stock outstanding, adjusted for stock dividends declared through April 2001, was approximately 2,547,944 shares for the three month period ended March 31, 2001, and 2,496,732 for the same period of 2000.

                           Codorus Valley Bancorp, Inc.


RISK MANAGEMENT

Nonperforming assets

Table 1 of this report provides a summary of nonperforming assets and past due loans, and related ratios. The paragraphs below explain the changes within each classification for March 31, 2001, compared to December 31, 2000.

A major component of nonperforming assets is impaired loans. For all reporting periods, impaired loans were principally comprised of collateral dependent commercial loans and residential mortgage loans classified as nonaccrual. Accordingly, Codorus Valley recognizes interest income on a cash basis for impaired loans. On March 31, 2001, the impaired loan portfolio was $2,468,000, an increase of $462,000 or 23 percent above December 31, 2000. The increase was caused primarily by the addition of two unrelated commercial loans which management believes are adequately collateralized. On March 31, 2001, the impaired loan portfolio was comprised of twenty unrelated accounts, primarily commercial loan relationships, ranging in size from $5,600 to $489,000. These loan relationships vary by industry and are generally collateralized with real estate assets. In April 2001, subsequent to the date of this report, management reclassified a $474,500 nonaccrual commercial loan account to accrual (performing) status. A loss allowance, which is evaluated at least quarterly, has been established for accounts that appear to be under-collateralized.
Efforts to modify contractual terms for individual accounts, based on prevailing market conditions, or liquidate collateral assets, are proceeding as quickly as potential buyers can be located and legal constraints permit.

Other real estate owned (OREO), net of allowance, totaled $2,575,000 on March 31, 2001, an increase of $185,000 or 8 percent above December, 31, 2000. On March 31, 2001, the OREO portfolio included real estate assets from eight former commercial loan relationships. The two largest properties, which are unrelated, have carrying values of approximately $1,179,000 and 990,000, which in total, represents 84 percent of the OREO portfolio. Management believes that the net realizable value of these properties is sufficient to cover their carrying values based on an external appraisal. In April 2001, subsequent to the date of this report, the OREO property listed first was partially liquidated. Proceeds from the sale were approximately $888,000. A loss allowance, which is evaluated at least quarterly, has been established for assets whose estimated market value, less selling expenses, are below their financial carrying costs. On March 31, 2001, the OREO allowance was $39,000. For the first three months of 2001, a $22,000 loss provision was recorded to reflect losses associated with declines in fair value. Comparatively, a $2,000 loss provision was recorded for the same period in 2000. Efforts to liquidate OREO are proceeding as quickly as potential buyers can be located and legal constraints permit.

On March 31, 2001, the volume of loans past due 90 days or more and still accruing interest was $417,000, a slight increase from year-end 2000. Generally, loans in the past due category are adequately collateralized and in the process of collection.

                           CODORUS VALLEY BANCORP, INC.

On March 31, 2001, management was monitoring loans of approximately $6.5 million for which the ability of the borrower to comply with present repayment terms was uncertain. These loans were not included in the Table 1 disclosure. They are monitored closely, and management presently believes that the allowance for loan losses is adequate to cover anticipated losses that may be attributable to these loans. Comparatively, management was monitoring loans of approximately $9 million on December 31, 2000.

Allowance for loan losses

Table 2, Analysis of Allowance for Loan Losses depicts a $1,980,000 allowance on March 31, 2001, which was 0.92 percent of total loans. Based on a recent evaluation of potential loan losses in the current portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on March 31, 2001.

Liquidity

Management believes that Codorus Valley's liquidity is adequate. Principal funding sources include maturing investment securities, the ability to borrow from the Federal Home Loan Bank of Pittsburgh and other sources, and deposit growth. The loan-to-deposit ratio was approximately 84 percent on March 31, 2001, compared to 88 percent on December 31, 2000.


Market risk management

In the normal course of conducting business, Codorus Valley is exposed to market risk, principally interest rate risk, through the operations of its banking subsidiary. Interest rate risk arises from market driven fluctuations in interest rates, which may affect cash flows, income, expense and values of financial instruments. An asset-liability management committee comprised of members of senior management and an outside director manages interest rate risk. No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided in the SEC Form 10-K for the period ended December 31, 2000.


Other risks

Periodically, federal and state legislation is proposed that could result in additional regulation of, or restrictions on, the business of Codorus Valley and its subsidiaries. Other than as discussed below, it cannot be predicted whether such legislation will be adopted or, if adopted, how the legislation would affect the business of Codorus Valley and its subsidiaries.

In November 1999, the Gramm-Leach-Bliley Act of 1999, which is also known as the Financial Services Modernization Act, became law. The law repeals Depression-era banking laws and permits banks, insurance companies and

                           CODORUS VALLEY BANCORP, INC.

securities firms to engage in each other's businesses after complying with certain conditions and regulations. The law grants to community banks the power to enter new financial markets as a matter of right that larger institutions have managed to do on an ad hoc basis. At this time, the Corporation has no plans to pursue these additional possibilities. Management does not believe that the Financial Services Modernization Act will have a material effect on Codorus Valley's operations. However, the law may result in increased competition from larger financial services companies, many of which have substantially more financial resources than Codorus Valley, and now may offer banking services in addition to insurance and brokerage services.

The Financial Services Modernization Act also modifies current law related to financial privacy and community reinvestment. The new privacy provisions will generally prohibit financial institutions, including Codorus Valley and PeoplesBank, from disclosing nonpublic personal financial information to nonaffiliated third parties unless customers have the opportunity to "opt out" of the disclosure.

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

                           CODORUS VALLEY BANCORP, INC.

Table 1 - Nonperforming Assets and Past Due Loans

                                          March 31,  December 31,
(dollars in thousands)                       2001        2000
                                            ------      ------
Impaired loans (1)                          $2,468      $2,006
Other real estate owned, net of reserve      2,575       2,390
                                            ------      ------
  Total nonperforming assets                $5,043      $4,396
                                            ======      ======
Accruing loans that are contractually past
  due 90 days or more as to principal or
  interest                                    $417        $346

Ratios:
Impaired loans as a % of
 total period-end loans                      1.14%        .92%
Nonperforming assets as a % of total
 period-end loans and other real estate
 owned, net of reserve                       2.31%       2.00%
Nonperforming assets as a % of
 total period-end stockholders' equity 17.92% 16.05% Allowance for loan losses as a
 multiple of impaired loans                   .8x         1.0x

Interest not recognized on impaired loans at period-end: (2)
Contractual interest due                     $260         $220
Interest revenue recognized                    22           37
                                             ----         ----
Interest not recognized in operations        $238         $183

(1) Comprised solely of nonaccrual loans.
(2) This table includes interest not recognized on loans which were classified as impaired at period-end. While every effort is being made to collect this interest revenue, it is probable a portion will never be recovered.

                                CODORUS VALLEY BANCORP, INC.

Table 2-Analysis of Allowance for Loan Losses


 (dollars in thousands)                          2001     2000
                                                ------   ------
 Balance-January 1,                             $1,967   $2,023

 Provision charged to operating expense             30        0

 Loans charged off:
   Commercial                                       20        0
   Real estate-mortgage                              0        0
   Consumer                                          1        0
                                                ------   ------
     Total loans charged off                        21        0

 Recoveries:
   Commercial                                        2        9
   Real estate-mortgage                              0        0
   Consumer                                          2        5
                                                ------   ------
     Total recoveries                                4       14
                                                ------   ------
     Net charge-offs(recoveries)                    17      (14)

 Balance-March 31,                              $1,980   $2,037
                                                ======   ======
 Ratios:

 Net charge-offs (annualized) to average
   total loans                                    .03%      .00%
 Allowance for loan losses to total loans
   at period-end                                  .92%      .98%
 Allowance for loan losses to impaired loans
   and loans past due 90 days or more            68.6%     60.5%



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred in the market risk strategy as discussed at "Item 7A: Quantitative and Qualitative Disclosures About Market Risk," pages 9 and 10 of Codorus Valley's annual Form 10K for the year ended December 31, 2000. (SEC file number 000-15536, of Form 10-K.)

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

Item 5. Other information
		Nothing to report.

Item 6. (a) Exhibits

Exhibit   Description
-------   -----------
 3(i) Articles of Incorporation(Incorporated by reference to Exhibit 3(i) to Form 8-K filed with the Commission on March 29, 2001.)

 3(ii) By-laws(Incorporated by reference to Exhibit 3(ii) to Form 8-K filed with the Commission on March 29, 2001.)

 4 Rights Agreement dated as of November 4, 1995 (Incorporated by reference to Exhibit 4 to Form 8-K filed with the Commission on March 29, 2001.)

10.1 1996 Stock Incentive Plan (Incorporated by reference to Exhibit 99 of Registration Statement No. 333-9277 on Form S-8, filed with the Commission on July 31, 1996.)

10.2 Amendment to the Employment Agreement by and among PeoplesBank, A Codorus Valley Company, Codorus Valley Bancorp, Inc. and Larry J. Miller dated October 1, 1997,including Executive Employment Agreement dated January 1,1993 between Codorus Valley Bancorp, Inc., Peoples Bank of Glen Rock and Larry J. Miller.(Incorporated by reference to Exhibit 10.1 to Form 8-K, dated and filed with the Commission on March 13, 1998.)

                           Codorus Valley Bancorp, Inc.


10.3 Change of Control Agreement between PeoplesBank, A Codorus Valley Company, Codorus Valley Bancorp, Inc. and Jann A. Weaver, dated October 1, 1997.(Incorporated by reference to Exhibit 10.2 to Form 8-K, dated and filed with the Commission March 13, 1998.)

10.4 Change of Control Agreement between PeoplesBank, A Codorus Valley Company, Codorus Valley Bancorp, Inc. and Harry R. Swift, dated October 1, 1997.(Incorporated by reference to Exhibit 10.4 to Form 8-K, dated and filed with the Commission March 13, 1998.)

10.5 1998 Independent Directors Stock Option Plan (Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-61851 on Form S-8,filed with the Commission on August 19, 1998.)

10.6      2000 Stock Incentive Plan (Incorporated by reference to Exhibit
          4.3 of Registration Statement No. 333-40532 on Form S-8, filed with the Commission on August 19, 1998.)

11 Statement re: Computation of Earnings Per Share (Incorporated by reference to Exhibit 13, 2000 Annual Report to Stockholders at
          Note 1 to the Consolidated Financial Statements.)


Item 6. (b) Reports on Form 8-K.

          Codorus Valley Bancorp, Inc. filed a Form 8-K, via EDGAR, dated March 29, 2001.

	                 CODORUS VALLEY BANCORP, INC.

	                       Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.


          		               Codorus Valley Bancorp, Inc.
                                     (Registrant)



May 8, 2001                   /s/ Larry J. Miller
Date                          ---------------------
                              Larry J. Miller,
                              President & CEO
                              (principal executive officer)

May 8, 2001                   /s/ Jann A. Weaver
Date                          ---------------------
                              Jann A. Weaver,
                              Treasurer & Assistant Secretary
                              (principal financial and accounting officer)