Form 10-Q
period 2001-06-30
CODORUS VALLEY BANCORP INC
filed 2001-08-13
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	                   WASHINGTON, D.C. 20549

	                         FORM 10-Q
    (Mark One)
    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended        June 30, 2001
		                OR
    ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from  ____________ to ______________

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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of 7/24/01, 2,562,161 shares of common stock, par value $2.50, were outstanding.

	             CODORUS VALLEY BANCORP, INC.
                            10Q INDEX

                                                          Page #
PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements
          Consolidated Statements of Financial Condition...    1
          Consolidated Statements of Income................    2
          Consolidated Statements of Cash Flows............    3
          Consolidated Statements of Changes in
            Stockholders' Equity...........................    4
          Notes to Consolidated Financial Statements.......    5

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............    7

Item 3. Quantitative and Qualitative Disclosures About
          Market Risk......................................   19


PART II - OTHER INFORMATION

Item 1. Legal proceedings..................................   20

Item 2. Changes in securities and use of proceeds..........   20

Item 3. Defaults upon senior securities....................   20

Item 4. Submission of matters to a vote of security holders.  20

Item 5. Other information..................................   20

Item 6. Exhibits and reports on Form 8-K...................   21

SIGNATURES.................................................   22

PART I - FINANCIAL INFORMATION:

Item 1.  Financial Statements

	          CODORUS VALLEY BANCORP, INC.
	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        Unaudited
                                                    June     December
                                                     30,         31,
(dollars in thousands)                              2001        2000
Assets                                           ---------   ---------
 Cash and due from banks
  Interest bearing deposits with banks            $    212   $    283
  Noninterest bearing deposits and cash             11,560      7,485
 Federal funds sold                                 18,147      1,969
                                                  --------   --------
   Cash and cash equivalents                        29,919      9,737
 Securities available-for-sale                      38,914     40,572
 Securities held-to-maturity(fair value $9,126
   at 6/30/01 and $8,719 at 12/31/00)                9,359      9,360
 Loans                                             221,964    217,926
 Less-allowance for loan losses                     (1,938)    (1,967)
                                                  --------   --------
   Total net loans                                 220,026    215,959
 Premises and equipment                              8,867      8,998
 Other assets                                       10,072     10,466
                                                  --------   --------
   Total assets...................................$317,157   $295,092
                                                  ========   ========
Liabilities
 Deposits
  Noninterest bearing demand                      $ 28,117   $ 26,670
  NOW                                               24,588     26,313
  Money market                                      56,841     51,434
  Savings                                           14,224     15,169
  Time CDs less than $100,000                      114,586    108,826
  Time CDs $100,000 and above                       29,975     19,002
                                                  --------   --------
   Total deposits                                  268,331    247,414
 Long-term borrowings                               18,871     19,034
 Other liabilities                                   1,430      1,253
                                                  --------   --------
   Total liabilities.............................. 288,632    267,701
Stockholders' equity
 Series preferred stock, par value $2.50
  per share; 1,000,000 shares authorized;
  0 shares issued and outstanding                        0          0
 Common stock, par value $2.50                       6,405      6,137
  Shares: authorized - 10,000,000; issued -
  2,562,161 at 6/30/01 (2,454,923 at 12/31/2000);
  outstanding - 2,562,161 at 6/30/01 (2,440,423
  at 12/31/2000)
 Additional paid-in capital                         13,911     12,447
 Retained earnings                                   7,717      8,844
 Accumulated other comprehensive income                492        126
 Less: Treasury stock, 14,500 shares at
   12/31/00                                              0       (163)
                                                  --------   --------
   Total stockholders' equity.....................  28,525     27,391
                                                  --------   --------
   Total liabilities and stockholders' equity.....$317,157   $295,092
                                                  ========   ========
See accompanying notes.

                         CODORUS VALLEY BANCORP, INC.
	                CONSOLIDATED STATEMENTS OF INCOME
	                         Unaudited
                                          Three months ended   Six months ended
                                                 June 30,           June 30,
(dollars in thousands, except per share data) 2001      2000      2001     2000
Interest income                             ------    ------    ------    -----
 Interest and fees from loans               $4,785    $4,517    $9,479   $9,036
  Interest from federal funds sold and interest
   bearing deposits with banks                 162        52       245       83
  Interest and dividends from securities
   Taxable interest income                     589       672     1,174    1,377
   Tax-exempt interest income                  137       108       272      219
   Dividend income                              37        55        93      111
                                            ------    ------    ------   ------
   Total interest income.................... 5,710     5,404    11,263   10,826
Interest expense
  NOW                                           55        62       116      121
  Money market                                 421       374       921      723
  Savings                                       58        95       131      191
  Time CDs less than $100,000                1,563     1,493     3,141    2,997
  Time CDs $100,000 and above                  376       252       696      512
                                            ------    ------    ------   ------
   Total interest expense on deposits        2,473     2,276     5,005    4,544
 Interest expense on short-term borrowings and
  federal funds purchased                        0       209         7      424
 Interest expense on long-term borrowings      291       169       580      340
                                            ------    ------    ------   ------
    Total interest expense.................. 2,764     2,654     5,592    5,308
                                            ------    ------    ------   ------
Net interest income......................... 2,946     2,750     5,671    5,518
 Provision for loan losses                      83        69       113       69
                                            ------    ------    ------    -----
   Net interest income after provision for
    loan losses                              2,863     2,681     5,558    5,449
Noninterest income
  Trust and investment services fees           168       162       348      337
  Service charges on deposit accounts          177       171       338      333
  Other income                                 221       222       411      436
  Gain on sales of loans                         1         0        68        0
  Gains(losses), other                          11         3        11      (3)
                                            ------    ------    ------    -----
   Total noninterest income.................   578       558     1,176    1,103
 Noninterest expense
  Salaries and benefits                      1,223     1,214     2,470    2,379
  Occupancy of premises, net                   208       151       401      318
  Furniture and equipment                      275       267       530      527
  Postage, stationery and supplies             103       110       215      208
  Professional and legal                        50        77        91      108
  Marketing and advertising                    112        72       199      185
  Foreclosed real estate, net                    9        13       105       52
  Other                                        459       434       853      887
                                            ------    ------    ------   ------
   Total noninterest expense................ 2,439     2,338     4,864    4,664
                                            ------    ------    ------   ------
   Income before income taxes............... 1,002       901     1,870    1,888
 Provision for income taxes                    276       254       512      533
                                            ------    ------    ------   ------
  Net income................................$  726    $  647    $1,358    1,355
  Net income per share                      ======    ======    ======   ======
    Basic....................................$0.28     $0.26     $0.53    $0.54
    Diluted..................................$0.28     $0.26     $0.53    $0.54
 See accompanying notes.

                     CODORUS VALLEY BANCORP, INC.
	          CONSOLIDATED STATEMENTS OF CASH FLOWS
	                       Unaudited
                                                          Six months ended
                                                               June 30,
                                                           2001      2000
                                                         -------   -------
Cash flows from operating activities:                (dollars in thousands)
 Net Income                                              $ 1,358    $ 1,355
 Adjustments to reconcile net income
  to net cash provided by operations:
   Depreciation                                              479        441
   Provision for loan losses                                 113         69
   Provision for losses on foreclosed real estate             22         22
   Gain on sales of foreclosed real estate                   (54)       (39)
   Gain on sales of loans                                    (68)         0
   (Gain) loss on sales of premises and equipment            (11)         3
   Decrease in interest receivable                            95         45
   Increase in other assets                                 (341)      (286)
   Decrease in interest payable                              (33)       (75)
   Increase in other liabilities                              89         23
   Other, net                                                (43)       (96)
                                                         -------    -------
    Net cash provided by operating activities............  1,606      1,462

Cash flows from investing activities:
 Proceeds from sales of securities available-for-sale      2,313          0
 Proceeds from maturities and calls of securities
   available-for-sale                                      5,551      7,665
 Purchase of securities available-for-sale                (5,653)    (5,869)
 Net (increase) decrease in loans                         (8,532)       147
 Proceeds from loan sales                                  3,939        194
 Proceeds from sales of premises and equipment                11         36
 Purchases of premises and equipment                        (348)      (231)
 Proceeds from sales of foreclosed real estate             1,131        293
                                                         -------    -------
   Net cash (used for)provided by investing activities... (1,588)     2,235

Cash flows from financing activities:
 Net increase in demand and savings deposits               4,184      4,258
 Net increase in time deposits                            16,733        192
 Net decrease in short-term borrowings and
   federal funds purchased                                     0     (4,907)
 Payments on long-term borrowings                           (163)      (151)
 Dividends paid                                             (586)      (515)
 Payment to repurchase common stock                            0        (68)
 Cash paid in lieu of fractional shares                       (4)        (3)
                                                         -------    -------
    Net cash provided by(used for) financing activities.. 20,164     (1,194)
                                                         -------    -------
    Net increase in cash and cash equivalents............ 20,182      2,503
    Cash and cash equivalents at beginning of year.......  9,737     11,193
                                                         -------    -------
    Cash and cash equivalents at June 30,................$29,919    $13,696
                                                         =======    =======
Supplemental disclosures:
 Interest paid on deposits and borrowed funds             $5,630     $5,419
 Income taxes paid                                          $585       $637

See accompanying notes.

                           CODORUS VALLEY BANCORP, INC.
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
	                             Unaudited

                                                                    Accumulated
                                              Additional            Other
                                     Common   Paid-in    Retained   Comprehensive  Treasury
                                     Stock    Capital    Earnings   Income(Loss)   Stock    Total
                                     -----    -------    --------   ------------   -----   -------
                                                       (dollars in thousands)
For the six months ended June 30, 2001
Balance, December 31, 2000..........$6,137    $12,447      $8,844          $126    $(163)  $27,391

Comprehensive income:
  Net income                                                1,358                            1,358
  Unrealized gains on securities,
   available for sale                                                       366                366
                                                                                             -----
    Total comprehensive income                                                               1,724
Cash dividends ($.23 per share)                              (586)                            (586)
5% stock dividend
  (121,738 shares at fair value)       268      1,464      (1,899)                   163        (4)
                                    ------    -------    --------   -----------    -----   -------
Balance, June 30, 2001..............$6,405    $13,911      $7,717          $492       $0   $28,525
                                    ======    =======    ========   ===========    =====   =======


For the six months ended June 30, 2000
Balance, December 31, 1999..........$6,019    $11,978      $9,050         $(523) $(1,152)  $25,372
Comprehensive income:
  Net income                                                1,355                            1,355
  Unrealized gains on securities,
   available for sale                                                        41                 41
                                                                                             -----
    Total comprehensive income                                                               1,396
Cash dividends ($.21 per share)                              (515)                            (515)
5% stock dividend
  (116,640 shares at fair value)       118        469      (1,810)                 1,220        (3)
Purchase of treasury stock
  (4,900 shares)                                                                     (68)      (68)
                                    ------    -------    --------   -----------    -----   -------
Balance, June 30, 2000..............$6,137    $12,447      $8,080         $(482)      $0   $26,182
                                    ======    =======    ========   ===========    =====   =======


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

The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Note 2-Summary of Significant Accounting Policies

Per Share Computations - All per share computations include the retroactive effect of stock dividends declared, including the 5% stock dividend declared April 10, 2001. The weighted average number of shares of common stock outstanding, used for both basic and diluted calculations, was approximately 2,549,583 for the six-month period ended June 30, 2001 and 2,497,745 for the same period in 2000.

Reclassifications - Certain reclassifications have been made to the 2000 consolidated financial statements to conform to the 2001 presentation.

Note 3-Contingencies

During the second quarter of 2001, PeoplesBank's management became aware of a potential loss stemming from its merchant credit card business. Individuals who transacted business with a former PeoplesBank merchant customer are seeking refunds claiming that service was not rendered. The merchant has insufficient funds to cover reimbursement requests, and PeoplesBank has terminated the merchant's credit card account relationship. An estimate of potential loss associated with this merchant credit card account cannot be determined at this time. Management has engaged legal counsel to determine the extent of its liability and to assist it with developing and pursuing legal remedies.

             	     CODORUS VALLEY BANCORP, INC.

Note 4-Current Accounting Developments

In July of 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets".

Statement No. 141 requires all business combinations to be accounted for using the purchase method of accounting as use of the pooling-of-interests method is prohibited. In addition, this Statement requires that negative goodwill that exists after the basis of certain acquired assets is reduced to zero should be recognized as an extraordinary gain. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life. The provisions of this Statement become effective in January 2002. Upon adoption of this Statement, goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 should be accounted for in accordance with the provisions of this Statement. This transition provision could require a reclassification of a previously separately recognized intangible to goodwill and vice versa if the intangibles in question do not meet the new criteria for classification as a separately recognizable intangible.

Adoption of these Statements is not expected to have a material impact on the Corporation's financial condition or results of operations.

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

                        Codorus Valley Bancorp, Inc.

Three months ended June 30, 2001
compared to three months ended June 30, 2000


INCOME STATEMENT ANALYSIS

Overview

Net income for the current three-month period was $726,000 or $.28 per diluted share, compared to $647,000 or $0.26 per diluted share, for the second quarter of 2000. The $79,000 or 12 percent increase in current period net income was caused by a $196,000 or 7 percent increase in net interest income, which was due to a larger volume of earning assets. The increase in net interest income more than offset a $93,000 or 4 percent increase in total noninterest expense. The increase in noninterest expense was caused by increases in occupancy, marketing and other operating expenses. Increases in occupancy and marketing expenses were driven primarily by the addition of a ninth financial center in the first quarter of this year. The increase in other operating expense was caused primarily by an increase in charitable donations. As a public service, PeoplesBank donated a foreclosed property to the local YMCA. An explanation of the factors and trends that caused changes between the two periods, by earnings category, is provided below.


Net interest income

Net interest income for the current three-month period ending June 30, 2001, was $2,946,000, an increase of $196,000 or 7 percent above the same period in 2000. The net yield (tax equivalent) on total interest earning assets was
4.31 percent for the current period compared to 4.30 percent for the second quarter of 2000. The increase in net interest income was due primarily to an increase in the volume of earning assets, principally commercial loans and overnight investments. Total interest earning assets averaged $279 million to yield 8.06 percent for the current period compared to $259 million and
8.12 percent, respectively, for the same period in 2000. Total interest bearing liabilities averaged $253 million at an average rate of 4.37 percent for the current period compared to $236 million and 4.52 percent, respectively, for the same period in 2000. Funding was provided primarily by growth in time and money market deposits.

Throughout the second quarter of 2001, market interest rates continued their sharp descent, a result of Federal Reserve Board action that began in January of this year to stimulate the national economy. More information about market interest rates is provided under this subheading in the year-to-date section of this report.


Provision for loan losses

An $83,000 provision expense for loan losses was recorded for the current three-month period, compared to $69,000 for the same period in 2000. The level of expense was responsive to loan growth and an economic slowdown occurring both nationally and locally.

                        Codorus Valley Bancorp, Inc.

Noninterest income

Total noninterest income for the current three-month period was $578,000, an increase of $20,000 or 3.6 percent above the second quarter in 2000. The increase in noninterest income was due in part to an $11,000 gain from the trade-in of a company vehicle, and normal business growth.


Noninterest expense

Total noninterest expense for the current three-month period was $2,439,000, an increase of $101,000 or 4 percent above the second quarter of 2000. The increase in noninterest expense was caused primarily by increases in occupancy, marketing and other operating expenses. The $57,000 or 38 percent increase in occupancy expense was caused primarily by the addition of a ninth financial center in February of this year. The $40,000 increase in marketing expense was caused by increased promotion expense associated with franchise expansion. The $25,000 or 6 percent increase in other operating expense was caused primarily by an increase in charitable donation expenses. Professional and legal expense decreased $27,000 or 35 percent due to a decrease in the usage of legal services. Noninterest expense is expected to increase in the period ahead due to normal business growth and implementation of strategic initiatives that include franchise expansion, addition of a mortgage banking operation and technology investments. A contingency loss disclosed in Note 3 could increase noninterest expense in future periods.


Franchise expansion

PeoplesBank recently announced plans to open its tenth financial center in York City, Pennsylvania. Details about the new office are provided under this subheading in the year-to-date section of this report.

Mortgage banking operation

During the second quarter, PeoplesBank created a mortgage banking operation. Details about the new operation are provided under this subheading in the year-to-date section of this report.

Capital investment in technology

During the second quarter, PeoplesBank obtained approval from its board of directors to purchase hardware and software to automate its teller function. Details about the new system are provided under this subheading in the year-to-date section of this report.

Income taxes

The provision for federal income tax was $276,000 for the current three-month period, compared to $254,000 for the second quarter of 2000, resulting in an effective tax rate of approximately 28 percent for both periods. The increase in tax was due primarily to an increase in taxable income.

                        CODORUS VALLEY BANCORP, INC.


Six months ended June 30, 2001
compared to six months ended June 30, 2000


INCOME STATEMENT ANALYSIS

Overview

Net income for the current six-month period was $1,358,000 or $.53 per diluted share, compared to $1,355,000 or $0.54 per diluted share, for the same period in 2000. To date, earnings reflected an increase in net interest income due to a greater volume of earning assets, which was offset by a planned increase in noninterest expense. The increase in noninterest expense was caused primarily by operating expenses attributable to the addition of a ninth financial center in the first quarter of this year, an increase in charitable donations and normal business growth. For the six-month period (annualized) of 2001, the return on average assets was approximately 0.90 percent compared to .94 percent for 2000. For the same periods, the return on average equity was approximately 9.7 percent for 2001 compared to 10.6 percent for 2000.

On June 30, 2001, total assets were $317 million, an increase of $22 million or 7.5 percent above December 31, 2000. The increase in total assets occurred primarily in fed funds sold (i.e., overnight investments), reflecting temporary liquidity build-up from deposit growth and proceeds from a $3.4 million mortgage loan sale. A $4 million or 2 percent increase in loans, principally commercial loans, also contributed to asset growth. Book value per share was $11.13 on June 30, 2001, compared to $10.22 on December 31, 2000, as adjusted for the 5 percent stock dividend paid June 7, 2001. As of June 30, 2001, management believes that Codorus Valley meets all capital requirements to which it is subject. PeoplesBank's capital ratios exceed the quantitative federal regulatory minimums for well capitalized commercial banks.

Details about financial center additions can be found under the subheading "Franchise Expansion" within this report. Details about the creation of a mortgage banking operation can be found under the subheading "Mortgage Banking Operation" within this report. In accordance with its strategic technology plan, PeoplesBank continues to invest in technology to provide better, faster service to its clients, and to improve productivity. Technology project accomplishments and plans can be found under the subheading "Capital investment in technology" within this report.

An explanation of the factors and trends that caused changes between the two periods, by earnings category, is provided below.

                        CODORUS VALLEY BANCORP, INC.


Net interest income

Net interest income for the current six-month period was $5,671,000, an increase of $153,000 or 2.8 percent above the same period in 2000. The net yield (tax equivalent) on total interest earning assets was 4.25 percent for the current period compared to 4.30 percent for the first six months of 2000. The increase in net interest income was due primarily to an increase in average earning assets, principally commercial loans and overnight investments. Total interest earning assets averaged $273 million to yield
8.18 percent for the current period compared to $261 million and 8.09 percent, respectively, for the same period in 2000. Total interest bearing liabilities averaged $249 million at an average rate of 4.53 percent for the current period compared to $237 million and 4.50 percent, respectively, for the same period in 2000. Funding was provided primarily by growth in money market and time deposits.

As a strategy to stimulate a sluggish national economy, the Federal Reserve Board aggressively reduced the fed funds rate by 2.75 percent from January 3 to June 27, 2001. During that time the prime rate moved in lock step. On June 30, 2001, the fed funds rate was 3.75 percent and the prime rate was
6.75 percent. Both rates, used by bankers to price their products, were at their lowest level in seven years. As yields on loans and investments tied to or influenced by these rates declined, PeoplesBank lowered deposit rates to mitigate the impact on its net interest margin.


Provision for loan losses

A $113,000 provision expense for loan losses was recorded for the current six-month period, compared to $69,000 for the same period in 2000. The level of expense was responsive to loan growth and an economic slowdown occurring both nationally and locally.


Noninterest income

Total noninterest income for the current six-month period was $1,176,000, an increase of $73,000 or 7 percent above the same period in 2000. Current period noninterest income included $79,000 in gains from the periodic sale of assets. To achieve comparability in noninterest income from normal operations, infrequent gains and losses from the sale of assets should be excluded. On an adjusted basis, total noninterest income for the current six-month period decreased $9,000 or .8 percent from the same period of 2000. Other income, the largest component of noninterest income, was down 6 percent due to decreases in consumer loan insurance fees and investment income from bank owned life insurance.

                     Codorus Valley Bancorp, Inc.

Noninterest expense

Total noninterest expense for the current six-month period was $4,864,000, an increase of $200,000 or 4 percent above the same period in 2000. The increase in noninterest expense was caused primarily by increases in salaries and benefits, occupancy and foreclosed real estate expenses. The $91,000 or 4 percent increase in salary and benefit expense reflects planned staff additions associated with franchise expansion (see below) and merit raises. The $83,000 or 26 percent increase in occupancy expense was also caused by franchise expansion. The $53,000 or 102 percent increase in foreclosed real estate expense was due primarily to increased carrying costs associated with assets taken in satisfaction of debt. Noninterest expense is expected to increase in the period ahead due to normal business growth and implementation of strategic initiatives that include franchise expansion, creation of a mortgage banking operation and technology investments.


Franchise expansion

In September, PeoplesBank will open its tenth financial center at 118 E. Market Street, York City, Pennsylvania. The Market Street location is temporary. Rental expense is insignificant, and investment in furniture and equipment will approximate $128,000. PeoplesBank plans to relocate this office, including furniture and equipment, a short distance away to the new Susquehanna Commerce Center at 221 W. Philadelphia Street, when construction is complete during the third quarter of 2002. A long-term lease agreement for approximately 3,000 square feet of space in the Commerce Center is presently being negotiated.

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


Mortgage banking operation

During the second quarter, PeoplesBank created a mortgage banking operation to significantly strengthen its residential mortgage lending business and market presence. The initial staff is comprised of a five-person team of experienced mortgage bankers, who will operate from an existing PeoplesBank facility. The mission of the mortgage banking operation is to generate income through the origination and sale of conventional, non-conventional, FHA and VA residential mortgage loans. The mortgage banking operation is not expected to have a material impact on the results of operations for the current period.

                        Codorus Valley Bancorp, Inc.

Capital investment in technology

In June, PeoplesBank's board of directors approved the purchase of hardware and software to automate the teller function. Plans call for this project to be phased in. Initially, "thin client" hardware will be purchased to establish an infrastructure. The cost of this initial phase is approximately $100,000, which will be depreciated over a three-year useful life. The infrastructure is expected to be completed in September of this year. Subsequently, teller automation software will be purchased and installed. Preliminary software cost estimates range from $50,000 to $75,000, which will also be depreciated over a three-year useful life. PeoplesBank plans to have the system fully operational in the first quarter of 2002.

In April, PeoplesBank installed software that interfaces its imaging and internet banking systems. This enables clients who use the Bank's popular internet banking system to access images of their checks online. In the near future this service will be enhanced to also permit access to bank statements. The cost of this project was approximately $55,000, excluding marketing and maintenance expenses, and is being depreciated over a three-year useful life.


Income taxes

The provision for federal income taxes was $512,000 for the current six-month period, compared to $533,000 for the same period in 2000. The decrease in federal taxes was due primarily to a slight decrease in pretax income and an increase in the proportionate level of tax exempt income as a percentage of total income.



BALANCE SHEET REVIEW


Investments & loans

On June 30, 2001, cash and due from banks and overnight investments in federal funds sold reflected a large increase from year-end 2000. The increase was primarily attributable to deposit growth, proceeds from a $3.4 million mortgage loan sale and reduced investment in loans and securities.


On June 30, 2001, total loans reflected a 2 percent increase from December 31, 2000, primarily in the commercial loan portfolio. Loan growth to date, was partially offset by a loan sale in early March. At that time, PeoplesBank sold $3.4 million residential mortgage loans to the Federal National Mortgage Association. The loans were sold without recourse and servicing rights were retained. The loan portfolio yielded 7.26 percent and was comprised primarily of fixed rate instruments. PeoplesBank realized a $67,000 gain from the loan sale.

                        Codorus Valley Bancorp, Inc.
Deposits

Total deposits increased $21 million or 8.5 percent since year-end 2000. Most of the increase occurred in time and money market deposits. Management believes that bank deposits may have provided a safe haven to customers seeking protection from widespread price declines in securities markets.


Short-term and long-term borrowings

In order to meet short-term funding needs PeoplesBank may borrow from larger correspondent banks in the form of federal funds purchased. PeoplesBank also uses available credit, both short-term and long-term, through the Federal Home Loan Bank of Pittsburgh (FHLBP). Borrowing rates are established daily based on prevailing market conditions. PeoplesBank's maximum borrowing capacity, as established quarterly by the FHLBP, was approximately $58 million, on March 31, 2001, the most recent available date. On June 30, 2001, PeoplesBank had approximately $19 million in long-term borrowings from the FHLBP.


Stockholders' Equity

Stockholders' equity, or capital, as a source of funds, enables Codorus Valley to maintain asset growth and absorb losses. Total stockholders' equity was $28.5 million on June 30, 2001, an increase of $1,134,000 or 4 percent above December 31, 2000. The increase was caused primarily by profitable operations and an increase in unrealized holding gains on available-for-sale investment securities caused by declining market interest rates. Book value per share, as adjusted, was $11.13 on June 30, 2001, compared to $10.22 on December 31, 2000.

The level of capital for Codorus Valley and PeoplesBank exceeded regulatory requirements for both periods. PeoplesBank exceeded all minimum regulatory requirements for well capitalized commercial banks, as established by the FDIC, its primary federal regulator. The FDIC's minimum quantitative standards for a well capitalized institution are as follows: tier I risk-based capital, 6 percent; total risk-based capital, 10 percent; and tier I leverage ratio, 5 percent. At the state level, the Pennsylvania Department of Banking uses a leverage ratio guideline of 6 percent. Codorus Valley's and PeoplesBank's capital amounts and classification are also subject to qualitative judgments by regulators. The table below depicts capital ratios for Codorus Valley and PeoplesBank on June 30, 2001, and December 31, 2000.


Capital Ratios
                                Codorus Valley
                                Consolidated         PeoplesBank
                               6/30/01 12/31/00    6/30/01  12/31/00
                              -------- --------   --------  --------
Tier I risk-based capital       11.1     11.3         9.3     9.5
Total risk-based capital        11.8     12.1        10.1    10.3
Tier I leverage                  9.1      9.4         7.7     7.9

                        Codorus Valley Bancorp, Inc.


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

On July 10, 2001, the board of directors declared a quarterly cash dividend of $.12 per share, payable on or before August 14, 2001, to shareholders of record July 24, 2001. This follows a $.12 per share cash dividend paid in May and February, 2001. Additionally, a 5 percent stock dividend was paid on June 7, 2001.

The weighted average number of shares of common stock outstanding, adjusted for the stock dividend paid in June 2001, was approximately 2,549,583 shares for the six-month month period ended June 30, 2001, and 2,497,745 for the same period of 2000.


RISK MANAGEMENT

Nonperforming assets

Table 1 of this report provides a summary of nonperforming assets and past due loans, and related ratios. The paragraphs below explain the changes within each classification for June 30, 2001, compared to December 31, 2000.

A major component of nonperforming assets is impaired loans. For all reporting periods, impaired loans were principally comprised of collateral dependent commercial loans and residential mortgage loans classified as nonaccrual. Accordingly, Codorus Valley recognizes interest income on a cash basis for impaired loans. On June 30, 2001, the impaired loan portfolio was $1,888,000, a decrease of $118,000 or 6 percent below December 31, 2000. The decrease was caused primarily by a $474,000 commercial loan that was reclassified to performing status, and loan payments from collateral liquidations. On June 30, 2001, the impaired loan portfolio was comprised of sixteen unrelated accounts, primarily commercial loan relationships, ranging in size from $3,000 to $489,000. These loan relationships vary by industry and are generally collateralized with real estate assets. A loss allowance is evaluated, at least quarterly, by management and the board of directors. Efforts to modify contractual terms for individual accounts, based on prevailing market conditions, or liquidate collateral assets, are proceeding as quickly as potential buyers can be located and legal constraints permit.

Foreclosed real estate, net of allowance, totaled $1,751,000 on June 30, 2001, a decrease of $639,000 or 27 percent below December, 31, 2000. The decrease was caused primarily by asset liquidations. On June 30, 2001, the portfolio consisted primarily of real estate assets from seven former loan relationships. The two largest properties, which are unrelated, have carrying values of approximately $982,000 and $547,000, which in total,

                        Codorus Valley Bancorp, Inc.


represents 87 percent of the portfolio. Both properties are presently under contract of sale and management believes that the net realizable value will be sufficient to cover their carrying values. A loss allowance, which is evaluated at least quarterly, has been established for assets whose estimated market value, less selling expenses, are below their financial carrying costs. On June 30, 2001, the allowance was $4,500. For the first six months of 2001 and 2000, a $22,000 loss provision was recorded to reflect losses associated with declines in fair value. Efforts to liquidate are proceeding as quickly as potential buyers can be located and legal constraints permit.

On June 30, 2001, the volume of loans past due 90 days or more and still accruing interest was $73,000, compared to $346,000 on December 31, 2000. Generally, loans in the past due category are adequately collateralized and in the process of collection.

On June 30, 2001, management was monitoring loans of approximately $6.8 million for which the ability of the borrower to comply with present repayment terms was uncertain. These loans were not included in the Table 1 disclosure. They are monitored closely, and management presently believes that the allowance for loan losses is adequate to cover anticipated losses that may be attributable to these loans. Comparatively, management was monitoring loans of approximately $9 million on December 31, 2000.

Allowance for loan losses

Table 2, Analysis of Allowance for Loan Losses depicts a $1,938,000 allowance on June 30, 2001, which was 0.87 percent of total loans. Based on a recent evaluation of potential loan losses in the current portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on June 30, 2001.


Liquidity

Since year-end, liquidity has increased for PeoplesBank, as evidenced by an increase in the volume of fed funds sold and a decrease in its loan-to-deposit ratio. The loan-to-deposit ratio was approximately 83 percent on June 30, 2001, compared to 88 percent on December 31, 2000. Funds from deposit growth and a $3.4 million loan sale have accumulated faster than management can safely and profitably deploy them. Increased liquidity is an industry challenge as the investing public seeks safe haven from depressed securities markets.


Market risk management

In the normal course of conducting business, Codorus Valley is exposed to market risk, principally interest rate risk, through the operations of its banking subsidiary. Interest rate risk arises from market driven fluctuations in interest rates, which may affect cash flows, income, expense and values of financial instruments. An asset-liability management committee comprised of members of senior management manages interest rate risk. No

                        Codorus Valley Bancorp, Inc.

material changes in market risk position occurred during the current period. A detailed discussion of market risk is provided in the SEC Form 10-K for the period ended December 31, 2000.


Other risks

Periodically, federal and state legislation is proposed that could result in additional regulation of, or restrictions on, the business of Codorus Valley and its subsidiaries. Other than as discussed below, it cannot be predicted whether such legislation will be adopted or, if adopted, how the legislation would affect the business of Codorus Valley and its subsidiaries.

In November 1999, the Gramm-Leach-Bliley Act of 1999, which is also known as the Financial Services Modernization Act, became law. The law repeals Depression-era banking laws and permits banks, insurance companies and securities firms to engage in each other's businesses after complying with certain conditions and regulations. The law grants to community banks the power to enter new financial markets as a matter of right that larger institutions have managed to do on an ad hoc basis. At this time, the Corporation has no plans to pursue these additional possibilities. Management does not believe that the Financial Services Modernization Act will have a material effect on Codorus Valley's operations. However, the law may result in increased competition from larger financial services companies, many of which have substantially more financial resources than Codorus Valley, and now may offer banking services in addition to insurance and brokerage services.

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

Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which, if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations. Although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on Codorus Valley's results of operations.

CODORUS VALLEY BANCORP, INC.

Table 1 - Nonperforming Assets and Past Due Loans

                                           June 30,  December 31,
(dollars in thousands)                       2001        2000
                                            ------      ------
Impaired loans (1)                          $1,888      $2,006
Foreclosed real estate, net of reserve       1,751       2,390
                                            ------      ------
  Total nonperforming assets                $3,639      $4,396
                                            ======      ======
Accruing loans that are contractually past
  due 90 days or more as to principal or
  interest                                     $73        $346

Ratios:

Impaired loans as a % of
 total period-end loans                       .85%        .92%
Nonperforming assets as a % of total
 period-end loans and foreclosed real
 estate, net of reserve                      1.63%       2.00%
Nonperforming assets as a % of
 total period-end stockholders' equity 12.76% 16.05% Allowance for loan losses as a
 multiple of impaired loans                  1.0x         1.0x


(1) Comprised solely of nonaccrual loans.

CODORUS VALLEY BANCORP, INC.

Table 2-Analysis of Allowance for Loan Losses


 (dollars in thousands)                          2001     2000
                                                ------   ------
 Balance-January 1,                             $1,967   $2,023

 Provision charged to operating expense            113       69

 Loans charged off:
   Commercial                                       79      138
   Real estate-mortgage                              0       15
   Consumer                                         70       13
                                                ------   ------
     Total loans charged off                       149      166

 Recoveries:
   Commercial                                        4       13
   Real estate-mortgage                              0        0
   Consumer                                          3        7
                                                ------   ------
     Total recoveries                                7       20
                                                ------   ------
     Net charge-offs(recoveries)                   142      146
                                                ------   ------
 Balance-June 30,                               $1,938   $1,946
                                                ======   ======
 Ratios:

 Net charge-offs (annualized) to average
   total loans                                    .12%      .14%
 Allowance for loan losses to total loans
   at period-end                                  .87%      .94%
 Allowance for loan losses to impaired loans
   and loans past due 90 days or more            98.8%     52.7%



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred in the market risk position as discussed at "Item 7A: Quantitative and Qualitative Disclosures About Market Risk," pages 9 and 10 of Codorus Valley's annual Form 10K for the year ended December 31, 2000. (SEC file number 000-15536, of Form 10-K.)

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

Item 3. Defaults upon senior securities
		Nothing to report.

Item 4. Submission of matters to a vote of security holders

	a) An annual meeting of shareholders was held on May 15, 2001, at 9:00am, Codorus Valley Corporate Center, 105 Leader Heights Road, York, Pennsylvania 17403.

	b), c) Two directors were re-elected at the May 15, 2001, meeting. Votes were as follows:
                                                Votes    Votes
                                     Term       cast     Against or
          Re-elected                Expires     For      Withheld*
          ----------                -------     -----    ---------
          Class B:
		M. Carol Druck           2004    1,948,074   116,199
		Donald H. Warner         2004    1,948,447   115,826

          *includes broker nonvotes.

		Directors whose term continued after the meeting:
          -------------------------------------------------
                                                  Term Expires
         Class C:
           D. Reed Anderson, Esq.                   2002
           MacGregor S. Jones                       2002
           Larry J. Miller                          2002
         Class A:
           Rodney L. Krebs                          2003
           Dallas L. Smith                          2003
           George A. Trout D.D.S.                   2003


Item 5. Other information
		Nothing to report.

                   Codorus Valley Bancorp, Inc.


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

11 Statement re: Computation of Earnings Per Share can be referenced in Note 2 of the Consolidated Financial Statements in this report.

Item 6. (b) Reports on Form 8-K.

          Codorus Valley Bancorp, Inc. filed a Form 8-K, via EDGAR, dated
          June 18, 2001, and a Form 8-K/A, via EDGAR, dated June 25, 2001, related to a change in Codorus Valley's certifying accountant.

	               CODORUS VALLEY BANCORP, INC.

	                       Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.


          		               Codorus Valley Bancorp, Inc.
                                     (Registrant)



August 9, 2001                /s/ Larry J. Miller
Date                          ---------------------
                              Larry J. Miller,
                              President & CEO
                              (principal executive officer)

August 9, 2001                /s/ Jann A. Weaver
Date                          ---------------------
                              Jann A. Weaver,
                              Treasurer & Assistant Secretary
                              (principal financial and accounting officer)