Form 10-Q
period 2001-09-30
CODORUS VALLEY BANCORP INC
filed 2001-11-13
CIK 806279

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (Mark One)
    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       September 30, 2001
                                     --------------------------
                               OR
    ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________ to ______________

    Commission file number       0-15536
                          ----------------------------------------

                      Codorus Valley Bancorp, Inc.
   ---------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

    Pennsylvania                                      23-2428543
    -------------------------------------------------------------
    (State of incorporation)            (I.R.S. Employer ID No.)

    105 Leader Heights Road, P.O. Box 2887  York, PA   17405
    -------------------------------------------------------------
    (Address of principal executive offices)          (Zip Code)

                    (717) 235-6871 or (717) 846-1970
    -------------------------------------------------------------
           (Registrant's telephone number, including area code)

                             Not Applicable
    -------------------------------------------------------------
    (Former name, former address and former fiscal year, if changes since last report.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of 10/23/01, 2,564,261 shares of common stock, par value $2.50, were outstanding.

                          CODORUS VALLEY BANCORP, INC.
                                    10Q INDEX

                                                             Page #
PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements
          Consolidated Statements of Financial Condition...    1
          Consolidated Statements of Income................    2
          Consolidated Statements of Cash Flows............    3
          Consolidated Statements of Changes in
            Stockholders' Equity...........................    4
          Notes to Consolidated Financial Statements.......    5

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............    7

Item 3. Quantitative and Qualitative Disclosures About
          Market Risk......................................   20

PART II - OTHER INFORMATION

Item 1. Legal proceedings..................................   21

Item 2. Changes in securities and use of proceeds..........   21

Item 3. Defaults upon senior securities....................   21

Item 4. Submission of matters to a vote of security holders.  21

Item 5. Other information..................................   21

Item 6. Exhibits and reports on Form 8-K...................   21

SIGNATURES.................................................   23

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

                          CODORUS VALLEY BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                    Unaudited


                                                      September     December
                                                         30,           31,
(dollars in thousands)                                  2001          2000
                                                      ---------     ---------
Assets
 Cash and due from banks
  Interest bearing deposits with banks                $    211      $    283
  Noninterest bearing deposits and cash                  8,601         7,485
 Federal funds sold                                     21,425         1,969
                                                      --------      --------
   Cash and cash equivalents                            30,237         9,737
 Loans held for sale                                     3,561             0
 Securities available-for-sale                          41,118        40,572
 Securities held-to-maturity (fair value $9,104
   at 9/30/01 and $8,719 at 12/31/00)                    9,359         9,360
 Loans                                                 220,573       217,926
 Less-allowance for loan losses                         (1,932)       (1,967)
                                                      --------      --------
   Total net loans                                     218,641       215,959
 Premises and equipment                                  8,902         8,998
 Other assets                                           10,143        10,466
                                                      --------      --------
   Total assets................................       $321,961      $295,092
                                                      ========      ========
Liabilities
 Deposits
  Noninterest bearing demand                          $ 26,322      $ 26,670
  NOW                                                   24,884        26,313
  Money market                                          59,902        51,434
  Savings                                               14,362        15,169
  Time CDs less than $100,000                          115,800       108,826
  Time CDs $100,000 and above                           31,080        19,002
                                                      --------      --------
   Total deposits                                      272,350       247,414
 Long-term borrowings                                   18,787        19,034
 Other liabilities                                       1,660         1,253
                                                      --------      --------
   Total liabilities...........................        292,797       267,701
Stockholders' equity
 Series preferred stock, par value $2.50
  per share; 1,000,000 shares authorized;
  0 shares issued and outstanding                            0             0
 Common stock, par value $2.50                           6,411         6,137
  Shares: authorized - 10,000,000; issued -
  2,564,261 at 9/30/01 (2,454,923 at 12/31/2000);
  outstanding - 2,564,261 at 9/30/01 (2,440,423
  at 12/31/2000)
 Additional paid-in capital                             13,930        12,447
 Retained earnings                                       8,128         8,844
 Accumulated other comprehensive income                    695           126
 Less: Treasury stock, 14,500 shares at 12/31/00             0          (163)
                                                      --------      --------
   Total stockholders' equity...................        29,164        27,391
                                                      --------      --------
   Total liabilities and stockholders' equity...      $321,961      $295,092
                                                      ========      ========

See accompanying notes.

                          CODORUS VALLEY BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited

                                                            Three months ended  Nine months ended
                                                              September 30,        September 30,
(dollars in thousands, except per share data)               2001        2000      2001         2000
                                                            ----        ----      ----         ----
Interest income
 Interest and fees from loans                              $4,769     $4,522     $14,248     $13,558
  Interest from federal funds sold and interest
   bearing deposits with banks                                215         67         460         150
  Interest and dividends from securities
   Taxable interest income                                    618        672       1,792       2,049
  Tax-exempt interest income                                  137        120         409         339
   Dividend income                                             14         58         107         169
                                                           ------     ------     -------     -------
   Total interest income .............................      5,753      5,439      17,016      16,265
Interest expense
  NOW                                                          49         61         165         182
  Money market                                                408        437       1,329       1,160
  Savings                                                      53         95         184         286
  Time CDs less than $100,000                               1,562      1,677       4,703       4,674
Time CDs $100,000 and above                                   394        314       1,090         826
                                                           ------     ------     -------     -------
   Total interest expense on deposits                       2,466      2,584       7,471       7,128
 Interest expense on short-term borrowings and
  federal funds purchased                                       0         40           7         464
 Interest expense on long-term borrowings                     291        170         871         510
                                                           ------     ------     -------     -------
    Total interest expense ...........................      2,757      2,794       8,349       8,102
                                                           ------     ------     -------     -------
   Net interest income ...............................      2,996      2,645       8,667       8,163
 Provision for loan losses                                     30         50         143         119
                                                           ------     ------     -------     -------
 Net interest income after provision for loan losses        2,966      2,595       8,524       8,044
Noninterest income
  Trust and investment services fees                          159        156         507         493
  Service charges on deposit accounts                         191        164         529         497
  Other income                                                287        184         695         616
  Gain on sales of loans                                        1          0          69           0
  Gains (losses), other                                         0          0          11          (3)
                                                           ------     ------     -------     -------
Total noninterest income .............................        638        504       1,811       1,603
Noninterest expense
  Salaries and benefits                                     1,332      1,212       3,802       3,591
 Occupancy of premises, net                                   208        148         606         462
  Furniture and equipment                                     274        248         804         775
  Postage, stationery and supplies                             84         78         299         286
  Professional and legal                                       89         57         180         165
  Marketing and advertising                                    82         39         281         224
  Foreclosed real estate, net                                  94         41         199          93
  Other                                                       460        378       1,313       1,265
                                                           ------     ------     -------     -------
   Total noninterest expense .........................      2,623      2,201       7,484       6,861
                                                           ------     ------     -------     -------
   Income before income taxes ........................        981        898       2,851       2,786
 Provision for income taxes                                   265        251         777         784
                                                           ------     ------     -------     -------
  Net income .........................................     $  716     $  647     $ 2,074       2,002
                                                           ======     ======     =======     =======
Net income per share
    Basic ............................................     $ 0.28     $ 0.25     $  0.81     $  0.77
    Diluted ..........................................     $ 0.28     $ 0.25     $  0.81     $  0.77

See accompanying notes.

                          CODORUS VALLEY BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited


                                                                 Nine months ended
                                                                    September 30,
                                                                 2001          2000
                                                                 ----          ----
Cash flows from operating activities:                          (dollars in thousands)
 Net Income                                                   $  2,074      $  2,002
 Adjustments to reconcile net income
  to net cash provided by operations:
   Depreciation                                                    717           672
   Provision for loan losses                                       143           119
   Provision for losses on foreclosed real estate                   62            22
   Gain on sales of foreclosed real estate                         (60)          (39)
   Gain on sales of loans                                          (69)            0
   (Gain) loss on sales of premises and equipment                  (11)            3
   Decrease (increase) in interest receivable                       22           (95)
   Increase in other assets                                       (405)         (253)
   Increase in interest payable                                      6            39
   Increase (decrease) in other liabilities                        175           (82)
   Other, net                                                     (108)         (158)
                                                              --------      --------
    Net cash provided by operating activities ..........         2,546         2,230

Cash flows from investing activities:
 Proceeds from sales of securities available-for-sale            2,313             0
 Proceeds from maturities and calls of securities
   available-for-sale                                            9,565        10,876
 Purchase of securities available-for-sale                     (11,542)       (9,435)
 Net increase in loans                                         (11,682)       (7,449)
 Proceeds from loan sales                                        4,366           358
 Proceeds from sales of premises and equipment                      11            36
 Purchases of premises and equipment                              (621)         (355)
 Proceeds from sales of foreclosed real estate                   1,728           363
                                                              --------      --------
   Net cash used for investing activities ..............        (5,862)       (5,606)

Cash flows from financing activities:
 Net increase in demand and savings deposits                     5,884         6,169
 Net increase in time deposits                                  19,052         1,643
 Net decrease in short-term borrowings and
   federal funds purchased                                           0        (6,157)
 Payments on long-term borrowings                                 (247)         (229)
 Dividends paid                                                   (893)         (810)
 Payment to repurchase common stock                                  0          (121)
 Proceeds from issuance of common stock                             24             0
 Cash paid in lieu of fractional shares                             (4)           (3)
                                                              --------      --------
    Net cash provided by financing activities ..........        23,816           492
                                                              --------      --------
    Net increase (decrease) in cash and cash equivalents        20,500        (2,884)
    Cash and cash equivalents at beginning of year .....         9,737        11,193
                                                              --------      --------
    Cash and cash equivalents at September 30, .........      $ 30,237      $  8,309
                                                              ========      ========
Supplemental disclosures:
 Interest paid on deposits and borrowed funds                 $  8,345      $  8,114
 Income taxes paid                                            $    805      $    772

See accompanying notes.

                          CODORUS VALLEY BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    Unaudited

                                                                                         Accumulated
                                                              Additional                 Other
                                                   Common     Paid-in        Retained    Comprehensive      Treasury
                                                   Stock      Capital        Earnings    Income (Loss)      Stock        Total
                                                   -----      -------        --------    -------------       -----        -----
                                                                                (dollars in thousands)
For the nine months ended September 30, 2001

Balance, December 31, 2000 ..................      $6,137      $12,447        $ 8,844        $ 126          $  (163)     $27,391

Comprehensive income:
  Net income                                                                    2,074                                      2,074
  Unrealized gains on securities,
   available for sale                                                                          569                           569
                                                                                                                         -------
    Total comprehensive income                                                                                             2,643
Cash dividends ($.35 per share)                                                  (893)                                      (893)
5% stock dividend
  (121,738 shares at fair value)                      268        1,464         (1,899)                          163           (4)
Issuance of common stock                                6           19              2                                         27
                                                   ------      -------        -------        -----          -------      -------
Balance, September 30, 2001 .................      $6,411      $13,930        $ 8,128        $ 695          $     0      $29,164
                                                   ======      =======        =======        =====          =======      =======

For the nine months ended September 30, 2000

Balance, December 31, 1999                         $6,019      $11,978        $ 9,050        $(523)         $(1,152)     $25,372
Comprehensive income:
  Net income                                                                    2,002                                      2,002
  Unrealized gains on securities,
   available for sale                                                                          287                           287
                                                                                                                         -------
    Total comprehensive income                                                                                             2,289
Cash dividends ($.32 per share)                                                  (810)                                      (810)
5% stock dividend
  (116,640 shares at fair value)                      118          469         (1,810)                        1,220           (3)
Purchase of treasury stock
  (9,400 shares)                                                                                               (121)        (121)
                                                   ------      -------        -------        -----          -------      -------
Balance, September 30, 2000 .................      $6,137      $12,447        $ 8,432        $(236)         $   (53)     $26,727
                                                   ======      =======        =======        =====          =======      =======

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

The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Note 2-Summary of Significant Accounting Policies

Per Share Computations - All per share computations include the retroactive effect of stock dividends declared, including the 5% stock dividend declared April 10, 2001. The weighted average number of shares of common stock outstanding, used for both basic and diluted calculations, was 2,562,693 for the nine-month period ended September 30, 2001 and 2,578,186 for the same period in 2000.

Reclassifications - Certain reclassifications have been made to the 2000 consolidated financial statements to conform to the 2001 presentation.

Note 3-Contingencies

During the second quarter of 2001, PeoplesBank's management became aware of a potential loss stemming from its merchant credit card business. Some individuals who transacted business with a former PeoplesBank merchant customer are seeking refunds claiming that service was not rendered. The merchant has insufficient funds to cover reimbursement requests, and PeoplesBank has terminated the merchant's credit card account relationship. To date, losses of $38,000 are included in 2001 other expenses which represents refunds requested to date in excess of funds available in the merchant's account. An estimate of additional potential loss associated with this merchant credit card account cannot be determined at this time. Management has engaged legal counsel to determine the extent of its liability and to assist it with developing and pursuing legal remedies.

                    CODORUS VALLEY BANCORP, INC.

Note 4-Current Accounting Developments

In July of 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets".

Statement No. 141 requires that all business combinations be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. In addition, this Statement requires that the negative goodwill that exists after the basis of certain acquired assets is reduced to zero be recognized as an extraordinary gain. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires that intangibles that are separable from goodwill and that have a determinable useful life be amortized over the determinable useful life. The provisions of this Statement become effective in January, 2002. Upon adoption of this Statement, goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 will be accounted for in accordance with the provisions of this Statement. This transition provision could require a reclassification of a previously separately recognized intangible to goodwill and vice versa if the intangibles in question do not meet the new criteria for classification as a separately recognizable intangible.

In June of 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for the Corporation on January 1, 2003.

In August of 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets". This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business". This Statement also amends ARB No. 51, "Consolidated Financial Statements". The provisions of Statement No. 144 are effective for the Corporation on January 1, 2002.

Adoption of these Statements is not expected to have a significant impact on the Corporation's financial condition or results of operations.

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

Management of the Corporation has made forward-looking statements in this Form 10-Q. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of the Corporation and its subsidiaries. When words such as "believes," "expects," "anticipates" or similar expressions occur in this Form 10-Q, management is making forward-looking statements.

Readers should note that many factors, some of which are discussed elsewhere in this report and in the documents that management incorporates by reference, could affect the future financial results of the Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this Form 10-Q. These factors include the following:

-     operating, legal and regulatory risks;

- economic, political and competitive forces affecting banking, securities, asset management and credit services businesses; and

- the risk that management's analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents that Codorus Valley files periodically with the Securities and Exchange Commission.

                          Codorus Valley Bancorp, Inc.

Three months ended September 30, 2001 compared to three months ended September 30, 2000

INCOME STATEMENT ANALYSIS

OVERVIEW

Net income for the current three-month period was $716,000 or $.28 per diluted share, compared to $647,000 or $0.25 per diluted share, for the third quarter of 2000. The $69,000 or 11 percent increase in current period net income was caused by increases in net interest income and noninterest income, which more than offset an increase in noninterest expense. Net interest income increased $351,000 or 13 percent due to a larger volume of earning assets. Noninterest income increased $134,000 or 27 percent due to increases in fee income from the bank's insurance and real estate settlement subsidiaries, and service charges from a larger volume of deposits. Noninterest expense increased $422,000 or 19 percent due to franchise expansion, addition of a mortgage banking operation, increases in foreclosed real estate carrying costs, and losses associated with a merchant credit card account. An explanation of the factors and trends that caused changes between the two periods, by earnings category, is provided below.


NET INTEREST INCOME

Net interest income for the current three-month period ending September 30, 2001, was $2,996,000, an increase of $351,000 or 13 percent above the same period in 2000. The net yield (tax equivalent) on total interest earning assets was 4.15 percent for the current period compared to 4.14 percent for the third quarter of 2000. The increase in net interest income was due primarily to an increase in the volume of earning assets, principally commercial loans and overnight investments. Total interest earning assets averaged $293 million to yield 7.67 percent for the current period compared to $257 million and 8.24 percent, respectively, for the same period in 2000. Total interest bearing liabilities averaged $263 million at an average rate of 4.16 percent for the current period compared to $235 million and 4.72 percent, respectively, for the same period in 2000. Funding was provided primarily by growth in money market and time deposits.

Throughout the third quarter of 2001, market interest rates continued their sharp descent, a result of Federal Reserve Board action that began in January of this year to stimulate a sluggish national economy. Many economists believe that the terrorist attacks on the World Trade Center and the Pentagon on September 11, 2001, and the international war on terrorism that resulted, will push the national economy into a recession. More information about market interest rates is provided under the market interest rates subheading in the year-to-date section of this report.


PROVISION FOR LOAN LOSSES

A $30,000 provision expense for loan losses was recorded for the current three-month period, compared to $50,000 for the same period in 2000. The expense for each period was responsive to loan growth and the condition of the loan portfolio in that period.

                          Codorus Valley Bancorp, Inc.


NONINTEREST INCOME

Total noninterest income for the current three-month period was $638,000, an increase of $134,000 or 27 percent above the third quarter in 2000. The increase in noninterest income was due primarily to increases in fee income from the bank's insurance and real estate settlement subsidiaries and service charges from a larger volume of deposits.


NONINTEREST EXPENSE

Total noninterest expense for the current three-month period was $2,623,000, an increase of $422,000 or 19 percent above the third quarter of 2000. The increase in noninterest expense was caused primarily by operating expenses attributable to franchise expansion and the addition of a mortgage banking operation. The $53,000 or 129 percent increase in foreclosed real estate expense was due primarily to increased carrying costs associated with assets taken in satisfaction of debt. Other operating expense increased $82,000 or 22 percent due in part to $38,000 in losses attributable to a former merchant credit card account, as described in Note 3-Contingencies, and normal business growth.


FRANCHISE EXPANSION

In September, PeoplesBank opened its tenth financial center. The new financial center is located in downtown York, Pennsylvania. Details about the new office are provided under this subheading in the year-to-date section of this report.


INCOME TAXES

The provision for federal income tax was $265,000 for the current three-month period, compared to $251,000 for the third quarter of 2000. The effective tax rate was approximately 27% for the current quarter compared to 28% for the same quarter in 2000. The increase in tax expense was due to an increase in taxable income, which more than offset the reduction in the effective tax rate.

                          Codorus Valley Bancorp, Inc.


Nine months ended September 30, 2001 compared to nine months ended September 30, 2000


INCOME STATEMENT ANALYSIS

OVERVIEW

Net income for the current nine-month period was $2,074,000 or $.81 per diluted share, compared to $2,002,000 or $0.77 per diluted share, for the same period in 2000. To date, earnings reflect an increase in net interest income due to a greater volume of earning assets and an increase in noninterest income, which more than offset the increase in noninterest expense. The increase in noninterest expense was caused primarily by operating expenses attributable to expansion and normal business growth. For the nine-month period (annualized) of 2001, the return on average assets was approximately 0.90 percent compared to
 .93 percent for 2000. For the same periods, the return on average equity was approximately 9.8 percent for 2001 compared to 10.3 percent for 2000.

On September 30, 2001, total assets were $322 million, an increase of $27 million or 9 percent above December 31, 2000. The increase in total assets occurred primarily in fed funds sold, i.e., overnight investments, reflecting a build-up of liquidity from deposit growth as customers sought safe haven from widespread price declines in securities markets. Proceeds from a $3.4 million mortgage loan sale also contributed to the increase in fed funds sold. A $6 million or 3 percent increase in loans, principally commercial loans, also contributed to asset growth. Book value per share was $11.37 on September 30, 2001, compared to $10.69 on December 31, 2000, as adjusted for the 5 percent stock dividend paid June 7, 2001. As of September 30, 2001, management believes that Codorus Valley meets all capital requirements to which it is subject. PeoplesBank's capital ratios exceed the quantitative federal regulatory minimums for well-capitalized commercial banks.

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

                          Codorus Valley Bancorp, Inc.


NET INTEREST INCOME

Net interest income for the current nine-month period was $8,667,000, an increase of $504,000 or 6 percent above the same period in 2000. The net yield (tax equivalent) on total interest earning assets was 4.22 percent for the current period compared to 4.25 percent for the first nine months of 2000. The increase in net interest income was due primarily to an increase in average earning assets, principally commercial loans and overnight investments. Total interest earning assets averaged $280 million to yield 8 percent for the current period compared to $260 million and 8.15 percent, respectively, for the same period in 2000. Total interest bearing liabilities averaged $254 million at an average rate of 4.4 percent for the current nine-month period compared to $236 million and 4.58 percent, respectively, for the same period in 2000. Funding was provided primarily by growth in money market and time deposits.

As a strategy to stimulate a sluggish national economy, exacerbated by terrorist attacks on the World Trade Center and the Pentagon on September 11, 2001, the Federal Reserve Board (Fed) aggressively reduced the fed funds rate. For the period January 3 through September 17, 2001, the Fed reduced its benchmark fed funds rate by 350 basis points. During that time the prime rate moved in lock step. On September 30, 2001, the fed funds rate was 3 percent and the prime rate was 6 percent. Both rates, used by bankers to price their products, were at their lowest level in seven years. As yields on loans and investments tied to or influenced by these rates declined, PeoplesBank lowered deposit rates to mitigate the impact on its net interest margin.


PROVISION FOR LOAN LOSSES

A $143,000 provision expense for loan losses was recorded for the current nine-month period, compared to $119,000 for the same period in 2000. The level of expense was responsive to loan growth and a national and local economic slowdown.


NONINTEREST INCOME

Total noninterest income for the current nine-month period was $1,811,000, an increase of $208,000 or 13 percent above the same period in 2000. Current period noninterest income included $80,000 in gains from the periodic sale of assets. To achieve comparability in noninterest income from normal operations, infrequent gains and losses from the sale of assets should be excluded. On an adjusted basis, total noninterest income for the current nine-month period increased $125,000 or 8 percent from the same period of 2000. All components of noninterest income were up due primarily to normal business growth.

                          Codorus Valley Bancorp, Inc.


NONINTEREST EXPENSE

Total noninterest expense for the current nine-month period was $7,484,000, an increase of $623,000 or 9 percent above the same period in 2000. The increase in noninterest expense was caused primarily by increases in salaries and benefits, occupancy, marketing and foreclosed real estate expenses. The $211,000 or 6 percent increase in salary and benefit expense reflects staff additions associated with franchise expansion (see below), the addition of a mortgage banking operation (see below) and merit raises. The $144,000 or 31 percent increase in occupancy expense was also caused by franchise expansion and increased energy costs. The $57,000 or 25 percent increase in marketing expense reflected promotion expenses associated with branch office expansion. The $106,000 or 114 percent increase in foreclosed real estate expense was due primarily to increased carrying costs associated with assets taken in satisfaction of debt.

Noninterest expense is expected to increase in the period ahead due to normal business growth, franchise expansion, mortgage banking operations, and technology investments. A contingency loss disclosed in Note 3 could increase noninterest expense in future periods.


FRANCHISE EXPANSION

Management plans to establish a financial center in the new Susquehanna Commerce Center at 221 W. Philadelphia Street, downtown York, Pennsylvania, when construction is complete during the third quarter of 2002. A long-term lease agreement for approximately 2,498 square feet of space in the Commerce Center is presently being negotiated.

In September, PeoplesBank opened its tenth financial center which is located at 118 E. Market Street in downtown York, Pennsylvania. Rental expense is insignificant, and investment in furniture and equipment was approximately $128,000.

In February, PeoplesBank opened its ninth financial center. This new full service office is located in South Hanover, York County, Pennsylvania. The 1,850 square foot facility, leased under a long-term contract, is attached to a convenience store/gas operation, for customer convenience. The annual lease expense is approximately $106,000. Investment in fixed assets, including equipment, furniture and leasehold improvements totaled $190,000. Annual depreciation expense is approximately $32,000.


MORTGAGE BANKING OPERATION

During the second quarter, PeoplesBank created a mortgage banking operation to significantly strengthen its residential mortgage lending business and market presence. The initial staff is comprised of a five-person team of experienced mortgage bankers, who will operate from an existing PeoplesBank facility. The mission of the mortgage banking operation is to generate income through the origination and sale of conventional, non-conventional, FHA and VA residential mortgage loans. The mortgage banking operation is not expected to have a material impact on net income for 2001 operations.

                          Codorus Valley Bancorp, Inc.

CAPITAL INVESTMENT IN TECHNOLOGY

In June, PeoplesBank's board of directors approved the purchase of hardware and software to automate the teller function. Plans call for this project to be completed in phases. Initially, the bank purchased "thin client" hardware to establish an infrastructure. The cost of this initial phase was approximately $95,000, depreciable over a three-year useful life. The infrastructure was completed in late September of this year. The bank will purchase and install teller automation software next year. Preliminary teller automation software cost estimates range from $50,000 to $75,000, which will also be depreciated over a three-year useful life.

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


INCOME TAXES

The provision for federal income taxes was $777,000 for the current nine-month period, compared to $784,000 for the same period in 2000. The decrease in federal taxes was due primarily to an increase in tax exempt income as a percentage of total income.


BALANCE SHEET REVIEW


INVESTMENTS & LOANS

On September 30, 2001, overnight investments in federal funds sold reflected a large increase from year-end 2000. The increase was primarily attributable to deposit growth, as customers sought safe haven from widespread price declines in securities markets. The proceeds from a $3.4 million mortgage loan sale, and the accumulation of funds for future investment also contributed to the increase in this category.

On September 30, 2001, total loans reflected a 3 percent increase from December 31, 2000, primarily in the commercial loan portfolio. Loan growth to date, was partially offset by a loan sale in early March. At that time, PeoplesBank sold $3.4 million residential mortgage loans to the Federal National Mortgage Association. The loans were sold without recourse and servicing rights were retained. The loan portfolio yielded 7.26 percent and was comprised primarily of fixed rate instruments. PeoplesBank realized a $67,000 gain from the loan sale.

                          Codorus Valley Bancorp, Inc.

DEPOSITS

Total deposits increased $25 million or 10 percent since year-end 2000. Most of the increase occurred in time and money market deposits. Management believes that bank deposits provided a safe haven to customers seeking protection from widespread price declines in securities markets.


SHORT-TERM AND LONG-TERM BORROWINGS

In order to meet short-term funding needs PeoplesBank may borrow from larger correspondent banks in the form of federal funds purchased. PeoplesBank also uses available credit, both short-term and long-term, through the Federal Home Loan Bank of Pittsburgh (FHLBP). Borrowing rates are established daily based on prevailing market conditions. PeoplesBank's maximum borrowing capacity, as established quarterly by the FHLBP, was approximately $52 million, on June 30, 2001, the most recent available date. On September 30, 2001, PeoplesBank owed approximately $17 million to the FHLBP under long-term borrowing agreements.


STOCKHOLDERS' EQUITY

Stockholders' equity, or capital, as a source of funds, enables Codorus Valley to maintain asset growth and absorb losses. Total stockholders' equity was approximately $29 million on September 30, 2001, an increase of $1.8 million or
6.5 percent above December 31, 2000. The increase was caused primarily by profitable operations and an increase in unrealized holding gains on available-for-sale investment securities caused by declining market interest rates. Book value per share, as adjusted, was $11.37 on September 30, 2001, compared to $10.69 on December 31, 2000.

The level of capital for Codorus Valley and PeoplesBank exceeded regulatory requirements for both periods. PeoplesBank exceeded all minimum regulatory requirements for well-capitalized commercial banks, as established by the FDIC, its primary federal regulator. The FDIC's minimum quantitative standards for a well-capitalized institution are as follows: tier I risk-based capital, 6 percent; total risk-based capital, 10 percent; and tier I leverage ratio, 5 percent. At the state level, the Pennsylvania Department of Banking uses a leverage ratio guideline of 6 percent. Codorus Valley's and PeoplesBank's capital amounts and classification are also subject to qualitative judgments by regulators. The table below depicts capital ratios for Codorus Valley and PeoplesBank on September 30, 2001, and December 31, 2000.

Capital Ratios

                                Codorus Valley
                                 Consolidated               PeoplesBank
                              9/30/01    12/31/00       9/30/01    12/31/00
                              -------    --------       -------    --------
Tier I risk-based capital       11.3       11.3            9.5        9.5
Total risk-based capital        12.0       12.1           10.3       10.3
Tier I leverage                  8.9        9.4            7.5        7.9

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

On October 9, 2001, the board of directors declared a quarterly cash dividend of $.12 per share, payable on or before November 13, 2001, to shareholders of record October 23, 2001. This follows a $.12 per share cash dividend paid in August, May and February, 2001. Additionally, a 5 percent stock dividend was paid on June 7, 2001.

The weighted average number of shares of common stock outstanding, adjusted for the stock dividend paid in June 2001, was 2,562,693 shares for the nine-month month period ended September 30, 2001, and 2,578,186 for the same period of 2000.


RISK MANAGEMENT

NONPERFORMING ASSETS

Table 1 of this report provides a summary of nonperforming assets and past due loans, and related ratios. The paragraphs below explain the changes within each classification for September 30, 2001, compared to December 31, 2000.

A major component of nonperforming assets is impaired loans. For all reporting periods, impaired loans were principally comprised of collateral dependent commercial loans and residential mortgage loans classified as nonaccrual. Accordingly, Codorus Valley recognizes interest income on a cash basis for impaired loans. On September 30, 2001, the impaired loan portfolio was $851,000, a decrease of $1,155,000 or 58 percent below December 31, 2000. The decrease was caused primarily by a $474,000 commercial loan that was reclassified to performing status, and loan payments from collateral liquidations. On September 30, 2001, the impaired loan portfolio was comprised of fifteen unrelated accounts, primarily commercial loan relationships, ranging in size from $2,600 to $292,000. These loan relationships vary by industry and are generally collateralized with real estate assets. A loss allowance is evaluated, at least quarterly, by management and the board of directors. Efforts to modify contractual terms for individual accounts, based on prevailing market conditions, or liquidate collateral assets, are proceeding as quickly as potential buyers can be located and legal constraints permit.

Foreclosed real estate, net of allowance, totaled $1,708,000 on September 30, 2001, a decrease of $682,000 or 29 percent below December 31, 2000. The decrease was caused primarily by asset liquidations. On September 30, 2001, the portfolio consisted primarily of real estate assets from five former loan relationships. The largest property has a carrying value of

                          Codorus Valley Bancorp, Inc.


approximately $1,006,000, which represents 59 percent of the portfolio. This property is presently under contract of sale and management believes that the net realizable value will be sufficient to cover its carrying value. A loss allowance, which is evaluated at least quarterly, has been established for assets whose estimated market value, less selling expenses, are below their book value. On September 30, 2001, the allowance was $30,000. For the first nine months of 2001 a $62,000 loss provision was recorded to reflect losses associated with declines in fair value. Comparatively, a $22,000 loss provision was recorded for the same period in 2000. Efforts to liquidate are proceeding as quickly as potential buyers can be located and legal constraints permit.

On September 30, 2001, the volume of loans past due 90 days or more and still accruing interest was $874,000, compared to $346,000 on December 31, 2000. Generally, loans in the past due category are adequately collateralized and in the process of collection.

On September 30, 2001, management was monitoring loans of approximately $7.6 million for which the ability of the borrower to comply with present repayment terms was uncertain. These loans were not included in the Table 1 disclosure. They are monitored closely, and management presently believes that the allowance for loan losses is adequate to cover anticipated losses that may be attributable to these loans. Comparatively, management was monitoring loans of approximately $9 million on December 31, 2000.


ALLOWANCE FOR LOAN LOSSES

Table 2, Analysis of Allowance for Loan Losses depicts a $1,932,000 allowance on September 30, 2001, which was 0.86 percent of total loans. Based on a recent evaluation of potential loan losses in the current portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on September 30, 2001.


LIQUIDITY

Since year-end, liquidity has increased for PeoplesBank, as evidenced by an increase in the volume of fed funds sold (overnight investments) and a decrease in its loan-to-deposit ratio. The loan-to-deposit ratio was approximately 82 percent on September 30, 2001, compared to 88 percent on December 31, 2000. Funds from deposit growth and a $3.4 million loan sale have accumulated faster than management can safely and profitably deploy them. Increased liquidity is an industry challenge as the investing public seeks safe haven from depressed securities markets.


MARKET RISK MANAGEMENT

In the normal course of conducting business, Codorus Valley is exposed to market risk, principally interest rate risk, through the operations of its banking subsidiary. Interest rate risk arises from market driven fluctuations in interest rates, which may affect cash flows, income, expense and values of financial instruments. An asset-liability management committee comprised of members of senior management manages interest rate risk. A

                          Codorus Valley Bancorp, Inc.


detailed discussion of market risk is provided in the SEC Form 10-K for the period ended December 31, 2000.

Since year-end 2000, the corporation's balance sheet has become asset sensitive in response to declining market interest rates, a direct result of aggressive interest rate cuts by the Fed. As the Fed cut rates to shore up a weak U.S. economy, liquidity increased in banks, as deposit customers sought safe haven from depressed capital markets, loan customers refinanced, and bond issuers called bonds. Asset sensitivity means that loan and investment assets will reprice to a greater and faster degree than the deposits and debt that fund them. Therefore, if market interest rates continue to decline, earnings will decline. Conversely, if market interest rates increase, earnings will increase. The table below summarizes the results of a financial simulation to measure interest rate risk for the corporation on September 30, 2001, compared to December 31, 2000.

                                             at 9/30/01         at 12/31/00
                                              Change in          Change in
Change in interest       Forecasted          Net Income          Net Income
rates (basis points)    interest rate       -------------       ------------
  over 12 months          scenario          $000's      %       $000's     %
  --------------          --------          ------      -       ------     -
      +200               High                 171      6.4       (48)    (1.7)
         0               Flat (baseline)        0        0         0        0
      -200               Low                 (341)   (12.8)      (21)    (0.8)

On September 30, 2001, the hypothetical 200 basis point reduction in market interest rates (low rate scenario) portrays a 12.8% decline in net income, which slightly exceeds management's 10% policy guideline. Management is not overly concerned with exceeding its policy guideline at this time because market interest rates are nearing 40-year lows, which have caused excess liquidity and increased asset sensitivity throughout the financial services industry. Moreover, management believes that the corporation's balance sheet is positioned to benefit from an economic recovery and rising market interest rates. Management will continue to monitor interest rate risk and take corrective action if warranted.

OTHER RISKS

Terrorist attacks on the World Trade Center and the Pentagon on September 11, 2001, which destroyed life and property, created a shock to the U.S. economy and psyche. This tragic event, and the international war on terrorism that it spawned, could have a material adverse impact on both national and local economies in the foreseeable future. More grand acts of terrorism on U.S. soil could further erode consumer and business confidence and disrupt commerce, resulting in a prolonged economic recession. A prolonged economic recession could have a material adverse effect on the liquidity, capital resources, or results of operations of the corporation.

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

The Financial Services Modernization Act also modifies current law related to financial privacy and community reinvestment. The new privacy provisions generally prohibit financial institutions, including Codorus Valley and PeoplesBank, from disclosing nonpublic personal financial information to nonaffiliated third parties unless customers have the opportunity to "opt out" of the disclosure.

Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which, if they were implemented, would have a material adverse effect on the liquidity, capital resources, or results of operations. Although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on Codorus Valley's results of operations.

                          CODORUS VALLEY BANCORP, INC.

Table 1 - Nonperforming Assets and Past Due Loans

                                              September 30,   December 31,
(dollars in thousands)                             2001           2000
                                                   ----           ----
Impaired loans (1)                                $  851         $2,006
Foreclosed real estate, net of reserve             1,708          2,390
                                                  ------         ------
  Total nonperforming assets                      $2,559         $4,396
                                                  ======         ======
Accruing loans that are contractually past
  due 90 days or more as to principal or
  interest                                          $874           $346

Ratios:

Impaired loans as a % of
 total period-end loans                              .38%           .92%
Nonperforming assets as a % of total
 period-end loans and foreclosed real
 estate, net of reserve                             1.13%          2.00%
Nonperforming assets as a % of
 total period-end stockholders' equity              8.77%         16.05%
Allowance for loan losses as a
 multiple of impaired loans                         2.3x            1.0x

(1) Comprised solely of nonaccrual loans.

                          CODORUS VALLEY BANCORP, INC.

Table 2-Analysis of Allowance for Loan Losses

(dollars in thousands)                              2001         2000
                                                    ----         ----
Balance-January 1,                                 $1,967       $2,023

Provision charged to operating expense                143          119

Loans charged off:
  Commercial                                          121          160
  Real estate-mortgage                                  0           15
  Consumer                                             70           29
                                                   ------       ------
    Total loans charged off                           191          204

Recoveries:
  Commercial                                            7           25
  Real estate-mortgage                                  0            0
  Consumer                                              6           15
                                                   ------       ------
    Total recoveries                                   13           40
                                                   ------       ------
    Net charge-offs (recoveries)                      178          164
                                                   ------       ------
Balance-September 30,                              $1,932       $1,978
                                                   ======       ======
Ratios:

Net charge-offs (annualized) to average
  total loans                                        .11%          .11%
Allowance for loan losses to total loans
  at period-end                                      .86%          .92%
Allowance for loan losses to impaired loans
  and loans past due 90 days or more               112.0%         60.1%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Refer to the section entitled "Market risk management" within Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

                          CODORUS VALLEY BANCORP, INC.

PART II - OTHER INFORMATION:

Item 1. Legal proceedings

In the opinion of management, there are no proceedings pending to which the Corporation or its subsidiaries are a party or to which their property is subject, which, if determined adversely to the Corporation or its subsidiaries, would be material in relation to the Corporation's or its subsidiaries financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of the Corporation or its subsidiaries. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by government authorities.

Item 2. Changes in securities and use of proceeds

         Nothing to report.

Item 3. Defaults upon senior securities
        Nothing to report.

Item 4. Submission of matters to a vote of security holders
        Nothing to report.

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

Exhibit   Description

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

10.7 Employee Stock Bonus Plan (Incorporated by reference to Exhibit 99.1 of Registration Statement No. 333-68410 on Form S-8, filed with the Commission on August 27, 2001.)

11 Statement re: Computation of Earnings Per Share can be referenced in Note 2 of the Consolidated Financial Statements in this report.

Item 6. (b) Reports on Form 8-K
             None.

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


                                     Codorus Valley Bancorp, Inc.
                                     (Registrant)



November 9, 2001
Date                          /s/ Larry J. Miller
                              ---------------------
                              Larry J. Miller,
                              President & CEO
                              (principal executive officer)

November 9, 2001
Date                          /s/ Jann A. Weaver
                              ---------------------
                              Jann A. Weaver,
                              Treasurer & Assistant Secretary
                              (principal financial and accounting officer)