Form 10-K
period 2001-12-31
CODORUS VALLEY BANCORP INC
filed 2002-03-29
CIK 806279

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2001 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
         For the transition period from _____________ to _____________.

                         Commission file number: 0-15536

                          CODORUS VALLEY BANCORP, INC.
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                23-2428543
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

        105 Leader Heights Road, P.O. Box 2887, York, Pennsylvania 17405
        ----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (717) 747-1519
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $2.50 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Codorus Valley Bancorp, Inc.'s voting stock held by non-affiliates was approximately $32,092,000 as of March 14, 2002.

As of March 14, 2002, Codorus Valley Bancorp, Inc. had 2,564,261 shares of common stock outstanding, par value $2.50 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE
2001 Annual Report to Stockholders Parts I, II and IV Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2002 Parts III and IV

                          Codorus Valley Bancorp, Inc.
                                 Form 10-K Index

Part I
                                                                            Page

Item 1     Business...........................................................3
Item 2     Properties.........................................................7
Item 3     Legal proceedings..................................................8
Item 4     Submission of matters to a vote of security holders................8

Part II

Item 5     Market for Codorus Valley Bancorp, Inc.'s common equity
            and related stockholder matters...................................8
Item 6     Selected financial data............................................8
Item 7     Management's discussion and analysis of financial
            condition and results of operations...............................8
Item 7A    Quantitative and qualitative disclosures
             about market risk................................................8
Item 8     Financial statements and supplementary data.......................10
Item 9     Changes in and disagreements with accountants on
            accounting and financial disclosure..............................10

Part III

Item 10    Directors and executive officers, Codorus Valley Bancorp, Inc.....11
Item 11    Executive compensation............................................11
Item 12    Security ownership of certain beneficial owners and management....11
Item 13    Certain relationships and related transactions....................11

Part IV

Item 14    Exhibits, Financial statement schedules, and Reports on Form 8-K..11

           Signatures........................................................14

           Exhibit index.....................................................15

PART I

Forward-looking statements:

Management of Codorus Valley Bancorp, Inc. (Codorus Valley) has made forward-looking statements in the Annual Report on Form 10-K. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Codorus Valley Bancorp, Inc. and its subsidiaries, PeoplesBank, A Codorus Valley Company (PeoplesBank) and SYC Realty Company, Inc. Management is making forward-looking statements when words such as "believes," "expects," "anticipates" or similar expressions are used in this Annual Report.

Shareholders should note that many factors, some of which are discussed elsewhere in the report and in the documents that management incorporates by reference, could affect the future financial results of Codorus Valley and subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this Annual Report on Form 10-K. These factors include:

o    operating, legal and regulatory risks;
o economic, political and competitive forces affecting banking, securities, asset management and credit services businesses; and
o the risk that management's analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

Critical accounting policies:

Disclosure of Codorus Valley's significant accounting policies is included in
Note 1 to the consolidated financial statements on pages 8 through 11 of the Annual Report to Stockholders (Exhibit 13). Some of these policies are particularly sensitive requiring significant judgements, estimates and assumptions to be made by management. Additional information is contained in Management's Discussion and Analysis for the most sensitive of these issues, including the provision and allowance for loan losses, which are located on pages 27 and 36, and in Note 6 located on page 13 of Exhibit 13.

Significant estimates are made by management in determining the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate. In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, financial and managerial strengths of borrowers, adequacy of collateral, if collateral dependent, or present value of future cash flows and other relevant factors.

Item 1: Business

Codorus Valley Bancorp, Inc. is a Pennsylvania business corporation, incorporated on October 7, 1986. On March 2, 1987, Codorus Valley became a bank holding company, under the Bank Holding Company Act of 1956. PeoplesBank, is its wholly-owned banking subsidiary. SYC Realty Co., Inc. is its wholly-owned nonbank subsidiary. Codorus Valley's business consists primarily of managing PeoplesBank, and its principal source of income is dividends received from PeoplesBank. On December 31, 2001, Codorus Valley had total consolidated assets of $330 million, total deposits and other liabilities of $301 million, and total stockholders' equity of $29 million.

Bank Subsidiary

PeoplesBank, organized in 1934, is a Pennsylvania chartered bank. It is not a member of the Federal Reserve System. PeoplesBank offers a full range of commercial and consumer banking services through ten full service financial centers located in York County, Pennsylvania. PeoplesBank offers trust and investment services at Codorus Valley Corporate Center located in York, Pennsylvania. PeoplesBank also markets investment products through a third-party marketing arrangement. These investment products are not FDIC insured, not obligations of or guaranteed by PeoplesBank, and are subject to investment risk including the possible loss of principal. The Federal Deposit Insurance Corporation insures the deposits of PeoplesBank to the extent provided by law. On December 31, 2001, PeoplesBank had total loans of $228 million and total deposits of $277 million.

PeoplesBank is not dependent on deposits or exposed to loan concentration to a single customer, or a small group of customers. Therefore, losses from a single customer, or small customer group, would not have a material adverse effect on the financial condition of PeoplesBank. At year-end 2001, the largest indebtedness for a single PeoplesBank client was $3,591,000 or 1.6 percent of the total loan portfolio.

At year-end 2001, the loan portfolio included one industry concentration that exceeded 10 percent of total loans. The commercial leasing industry accounted for 21 percent of total loans. Commercial leasing pertains to borrowers who lease real estate for business purposes. Comparatively, at year-end 2000, the commercial leasing industry accounted for 22 percent of total loans.

In 1999, PeoplesBank created SYC Insurance Services, Inc. (SYC Insurance) as a wholly-owned subsidiary, to facilitate the sale of investment products through a third-party marketing arrangement. SYC Insurance began operations in January 2000 and currently offers fixed annuities. In the near term, SYC Insurance may offer insurance products within PeoplesBank's service area. Products sold by SYC Insurance are not FDIC insured, not obligations of or guaranteed by PeoplesBank and are subject to investment risk including the possible loss of principal.

In 1998, PeoplesBank created SYC Settlement Services, Inc. (SYC Settlement), as a wholly-owned subsidiary, to provide real estate settlement services. SYC Settlement began operations in January 1999.

Historically, SYC Insurance and SYC Services have not had a material impact on consolidated operating results.

NonBank Subsidiary

On June 20, 1991, SYC Realty Company, Inc., was incorporated as a wholly-owned subsidiary of Codorus Valley Bancorp, Inc. Codorus Valley created this nonbank subsidiary primarily for the purpose of disposing of selected properties obtained from PeoplesBank in satisfaction of debts previously contracted. SYC Realty commenced business operations in October 1995. To date, the financial impact of this subsidiary's operations on Codorus Valley and PeoplesBank has not been material.

Competition

The banking industry in PeoplesBank's service area, principally York County, Pennsylvania, and northern Maryland is extremely competitive. PeoplesBank competes with commercial banks and other financial service providers such as thrifts, credit unions, consumer finance companies, investment firms and mortgage companies. Some financial service providers operating in PeoplesBank's service area operate on a national and regional scale and possess resources greater than those of PeoplesBank.

Supervision and Regulation

Codorus Valley Bancorp, Inc. is registered as a bank holding company and is subject to the regulations of the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended. The Bank Holding Company Act requires bank holding companies to file periodic reports with and are subject to examination by the Federal Reserve. The Federal Reserve issued regulations under the Bank Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve, may require Codorus Valley to use its resources to provide adequate capital funds to PeoplesBank during periods of financial stress or adversity.

The Bank Holding Company Act prohibits Codorus Valley from acquiring direct or indirect control of more than 5 percent of the outstanding voting stock of any bank, or substantially all of the assets of any bank, or merging with another bank holding company, without the prior approval of the Federal Reserve. The Pennsylvania Department of Banking must also approve any similar transaction. Pennsylvania law permits Pennsylvania bank holding companies to control an unlimited number of banks.

The Bank Holding Company Act restricts Codorus Valley to engaging in activities that the Federal Reserve has found to be closely related to banking, and which are expected to produce benefits for the public that will outweigh any potentially adverse effects. To this end, the Bank Holding Company Act prohibits Codorus Valley Bancorp from engaging in most nonbanking businesses, or acquiring ownership or control of more than 5 percent of the outstanding voting stock of any company engaged in a nonbanking business, unless the Federal Reserve has determined that the nonbanking business is closely related to banking. Under the Bank Holding Company Act, the Federal Reserve may require a bank holding company to end a nonbanking business if it constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

The operations of PeoplesBank are subject to federal and state statutes applicable to banks chartered under the banking laws of the Commonwealth of Pennsylvania and whose deposits are insured by the Federal Deposit Insurance Corporation.

The FDIC is the primary federal regulator of PeoplesBank. It regularly examines banks in such areas of loss allowances, loans, investments, management practices and other aspects of operations. These examinations are designed for the protection of PeoplesBank's depositors rather than Codorus Valley's shareholders. PeoplesBank must furnish annual and quarterly reports to the FDIC.

Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, the types and terms of loans a bank may make and the collateral it may take, the activities of a bank with respect to mergers and consolidations, and the establishment of branches.

The Federal Reserve Act imposes restrictions on a subsidiary bank of a bank holding company, such as PeoplesBank. The restrictions affect extensions of credit to the bank holding company and its subsidiaries, investments in the stock or other securities of the bank holding company and its subsidiaries, and taking such stock or securities as collateral for loans. The Federal Reserve Act and the Federal Reserve regulations also place limitations and reporting requirements on extensions of credit by a bank to the principal shareholders of its parent holding company, among others, and to related interests of such principal shareholders. In addition, such legislation and regulation may affect the terms upon which any person becoming a principal shareholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

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

The Gramm-Leach-Bliley Act, also known as the Financial Services Modernization Act (FSMA), was signed into law on November 12, 1999, and amends the Bank Holding Company Act of 1956. The law repeals Depression-era banking laws and permits banks, insurance companies and securities firms to engage in each others' businesses after complying with certain conditions and regulations. The law grants to community banks the power to enter new financial markets as a matter of right that larger institutions have managed to do on an ad hoc basis. At this time Codorus Valley has no plans to pursue these additional possibilities. Management believes that the FSMA will not have a material effect on Codorus Valley's operations. However, the act may result in increased competition from larger financial service companies, many of which have substantially more financial resources than Codorus Valley, and now offer banking services in addition to insurance and brokerage services. The FSMA also modifies current law related to financial privacy and community reinvestment. The new privacy provisions will generally prohibit financial institutions, including Codorus Valley and PeoplesBank, from disclosing nonpublic personal financial information to nonaffiliated third parties unless customers have the opportunity to opt out of the disclosure.

Periodically, various types of federal and state legislation are proposed that could result in additional regulation of, and restrictions on, the business of Codorus Valley and PeoplesBank. It cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of Codorus Valley and its subsidiaries. As a consequence of the extensive regulation of commercial banking activities in the United States of America, Codorus Valley's and PeoplesBank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the cost of doing business. Except as specifically described above, management believes that the effect of the provisions of the aforementioned legislation on the liquidity, capital resources, and results of operations of Codorus Valley will not be material. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation which, if they were implemented, would have a material adverse effect upon the liquidity, capital resources or results of operations. Although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future my have, a negative impact on Codorus Valley's results of operations.

Other Information

On December 31, 2001, PeoplesBank had 143 full-time employees, 18 part-time employees and 11 seasonal employees. Employees are not covered by a collective bargaining agreement and management considers its relations with employees to be good.

The required Statistical Information for Item 1 can be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this report.

Item 2: Properties

Codorus Valley Bancorp, Inc. owns the following property in fee, subject to two liens. A local financial institution holds a first lien for approximately $1.9 million and Codorus Valley's wholly-owned subsidiary PeoplesBank holds a second lien for approximately $2.1 million.

         Codorus Valley Corporate Center--The Corporate Center is located at 105 Leader Heights Road, York Township, York, PA. This facility serves as the corporate headquarters and is approximately 40,000 square feet. Approximately sixty-seven percent of the leasable space is leased to PeoplesBank, the remaining thirty-three percent is available for lease to nonaffiliated parties. The Corporate Center is adjacent to PeopleBank's Data Operations Center and the Leader Heights office.

PeoplesBank owns the following properties in fee and without liens:

         Glen Rock Office--Located at 1 Manchester Street in the borough of Glen Rock, PA. Two bank-owned parking lots are located nearby on Hanover Street and at 7 Manchester Street in the borough of Glen Rock.

         Jacobus Office--Located at 1 North Main Street in the borough of Jacobus, PA.

         Jefferson Office--Located at 6 Baltimore Street in Jefferson Borough, PA. A bank-owned parking lot is located nearby at 10 Baltimore Street in Jefferson Borough.

         York New Salem Office--Located at 320 North Main Street in the borough of York New Salem, PA.

         Leader Heights Office--This facility serves as both a banking office and data operations center. It is located at 109 Leader Heights Road in York Township, PA.

         Cape Horn Office--Located at 2587 Cape Horn Road, Red Lion in the Township of Windsor, PA.

         East York Office--Located at 2701 Eastern Boulevard, York in the Township of Springettsbury, PA.

PeoplesBank leases the following properties:

         Stewartstown Office--Located at 2 Ballast Lane in the borough of Stewartstown, PA. This office is a 1,278 square foot unit of a business complex known as Village Square at Stewartstown. The lease, signed on November 29, 1993, is for a twenty year term, with four five year term options.

         South Hanover Office--Located at 1400 Baltimore Street, Hanover in Penn Township, PA. This office is a 1,850 square foot unit adjacent to a Rutter's Farm Store and gas station. The lease, which was effective on February 1, 2001, is for a fifteen-year term, with three five-year options.

         East Market Street Office--Located at 118 E. Market Street, York City, PA. This office is a 1,750 square foot unit located in downtown York. Management has negotiated a short-term lease for this space to coincide with possible relocation in 2002.

All of the above properties are located in York County, Pennsylvania and are, in the opinion of management, adequate for the business purposes of Codorus Valley and its subsidiaries.

Item 3: Legal Proceedings

In the opinion of the management of Codorus Valley Bancorp, Inc., there are no proceedings pending to which Codorus Valley and PeoplesBank are a party or to which its property is subject, which, if determined adversely to Codorus Valley and PeoplesBank, would be material in relation to Codorus Valley's and PeoplesBank's financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of Codorus Valley and PeoplesBank. In addition, management is not aware of any material proceedings pending, threatened or contemplated against Codorus Valley and PeoplesBank by government authorities.

Item 4: Submission of Matters to a Vote of Security Holders

None.


PART II

Item 5: Market for Codorus Valley Bancorp, Inc.'s Common Equity and Related Stockholder Matters

Market and dividend information appearing in the 2001 Annual Report to Stockholders, under the caption Stock, Dividend and Broker Information, is incorporated by reference in response to this item and is included on page 44 of
Exhibit 13.

As of March 14, 2002, Codorus Valley had approximately 973 stockholders of record.

Related stockholder information appearing in the 2001 Annual Report to Stockholders, under the caption Stockholders' Equity and Capital Adequacy, included in Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, is incorporated by reference in response to this item and is included on pages 33 and 34 of Exhibit 13.

Item 6: Selected Financial Data

Information appearing in the 2001 Annual Report to Stockholders, under the caption Selected Financial Data, is incorporated by reference in response to this item and is included on page 3 of Exhibit 13.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations in the 2001 Annual Report to Stockholders is incorporated by reference in response to this item and is included on pages 25 through 39 of
Exhibit 13.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Information appearing in the 2001 Annual Report to Stockholders, under the caption Market Risk Management included in Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, is incorporated by reference in response to this item and is included on pages 37 and 38 of
Exhibit 13.

The Asset-Liability Management Committee of PeoplesBank manages interest rate risk primarily though sensitivity analysis, which is described on pages 37 and 38 of Exhibit 13. Periodically, it may also use a gap analysis as a secondary means for managing interest rate risk. The gap analysis begins by assigning interest rate sensitive assets and interest rate sensitive liabilities into future time periods, typically one year, based on a scheduled maturity or repricing date. Repriceable liabilities are then subtracted from repriceable assets to determine a difference, or gap. The measurement process relies on many assumptions such as the amount and timing of repriceable cash flows from interest rate sensitive assets and liabilities. The following assumptions are made about repriceable cash flows from interest rate sensitive assets:

o   variable rate instruments reprice daily,
o   adjustable rate instruments reprice at the interest maturity date,
o fixed rate loans reprice at their scheduled maturity date and include estimated prepayments,
o fixed rate investment securities, except for mortgage-backed instruments, reprice at their scheduled maturity date, or call date if more appropriate, and
o fixed rate mortgage-backed instruments reprice based on principal paydown estimates.

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

A schedule showing balance sheet repricing characteristics and an estimate of gap at December 31, 2001 is provided below. The gap is one way to measure how a change in market interest rates might impact net interest income for specific time frames. For example, the cumulative gap in the "181-365" repricing category represents a one year net liability position of $37.9 million or 12.6 percent of interest earning assets on December 31, 2001. The liability sensitive gap position implies that over the next year net income will increase if market interest rates fall and decrease if rates rise. The theory is that more liabilities will reprice, at lower market interest rates, than the assets that they fund.

A gap analysis is limited in its usefulness since it represents a one-day position, which is continually changing and not necessarily indicative of Codorus Valley's position at any other time. Gap analysis does not consider the complexity of interest rate relationships and spreads depending on the direction, magnitude and timing of changes in market interest rates. Additionally, it does not consider the impact of financial strategies that management could employ. Due to its limitations, interest rate risk implications from a gap analysis may differ significantly from the results of an interest sensitivity/simulation analysis.


                                                                                  After
At December 31, 2001          0-30    31-90    91-180  181-365   1-2      2-5       5
(dollars in thousands)        Days     Days     Days    Days    Years    Years    Years    Total
                            -----------------------------------------------------------------------
Interest earning
assets:
Interest earning deposits     $ 188    $    0    $   0   $  00    $   0     $  0   $   0    $  388
Federal funds sold            14,925        0        0       0        0        0       0    14,925
Securities, available for
sale                           2,512    2,848    2,543   4,176    7,252   10,275   8,756    38,362
Securities, held to
maturity                           0        0        0       0        0        0   9,358     9,358
Loans, held for sale          12,349        0        0       0        0        0       0    12,349
Loans                         62,130   11,547   15,985  32,769   36,357   65,823   1,174   225,785
                            -----------------------------------------------------------------------

  Total                      $92,104  $14,395  $18,528 $37,145  $43,609  $76,098 $19,288  $301,167


                                                                                    After
At December 31, 2001          0-30    31-90    91-180  181-365     1-2      2-5       5
(dollars in thousands)        Days     Days     Days    Days      Years    Years    Years    Total
                            -------------------------------------------------------------------------
Interest bearing
liabilities:
NOW deposits                 $29,301    $   0    $   0   $   0      $   0     $  0    $  0   $29,301
Money market deposits         62,148        0        0       0          0        0       0    62,148
Savings deposits              13,719        0        0       0          0        0       0    13,719
Time CDs less than $100,000   21,558    9,807   21,590  18,122     21,388   25,259       0   117,724
Time CDs $100,000 and above    6,554    2,487    5,065   6,264      2,935    4,655       0    27,960
Long-term debt                    43       72      110   3,223        465    8,573   7,087    19,573
                            -------------------------------------------------------------------------

 Total                      $133,323  $12,366  $26,765 $27,609    $24,788  $38,487  $7,087  $270,425

Period gap                  $(41,219)  $2,029 $ (8,237)  $9,536    $18,821  $37,611 $12,201   $30,742
Cumulative gap              $(41,219)$(39,190)$(47,427)$(37,891)  $(19,070) $18,541 $30,742
Cumulative gap as a % of       (13.7)   (13.0)   (15.7)   (12.6)      (6.3)     6.2    10.2
 interest earning assets
 at December 31, 2001


Item 8: Financial Statements and Supplementary Data

Codorus Valley's Consolidated Financial Statements and the Notes thereto, in the 2001 Annual Report to Stockholders, are incorporated by reference in response to this item and are included on pages 4 through 23 of Exhibit 13. Table 12-Summary of Quarterly Financial Data included in Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, in the 2001 Annual Report to Stockholders, is incorporated by reference in response to supplementary financial data and is included on page 39 of Exhibit 13.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 12, 2001, the boards of directors of Codorus Valley and PeoplesBank approved a resolution, based on recommendations by management and the audit committee of Codorus Valley, to engage Beard Miller Company LLP as Codorus Valley's independent accountant. Beard Miller Company LLP replaced Ernst & Young LLP (Ernst & Young), the prior independent accountant.

Ernst & Young's report on Codorus Valley's consolidated financial statements for 2000 and 1999 contained no adverse opinion or disclaimer of opinion or qualification as to uncertainty, audit scope or accounting principles.

During the fiscal years 2000 and 1999 and interim periods, there were no disagreements or reportable events relating to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which Ernst & Young would have referred to in connection with their report if the disagreement wasn't resolved to their satisfaction. Codorus Valley acknowledges that disagreements required to be reported in response to the preceding sentence include both those resolved to Ernst & Young's satisfaction and those not resolved to Ernst & Young's satisfaction. Codorus Valley further acknowledges that disagreements contemplated by this rule are those which occurred at the decision-making level, ie., between Codorus Valley personnel responsible for the presentation of its financial statements and Ernst & Young personnel responsible for rendering its report. There have been no reportable events within the meaning of Item 304 of Regulation S-K.

PART III

Item 10: Directors and Executive Officers, Codorus Valley Bancorp, Inc.

Information appearing in the Proxy Statement relating to the 2001 Annual Meeting of Stockholders to be held May 21, 2002 (Proxy Statement), under the captions "Information as to Nominees and Directors" and "Board of Directors and Executive Officers" is incorporated by reference in response to this item. Information regarding Section 16(a) Beneficial Ownership Reporting Compliance follows.

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

Based solely on its review of the copies of Forms 3, 4 and 5 and amendments thereto received by it, or written representations from certain reporting persons that no Form 5 was required for that reporting person, the corporation believes that during the period from January 1, 2001 through December 31, 2001, its officers and directors were in compliance with all filing requirements applicable to them, except for PeoplesBank senior vice president Todd A. Tyson who inadvertently filed one late Form 4 to report a transaction during 2001.

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

         10.4 Change of Control Agreement between PeoplesBank, A Codorus Valley Company, Codorus Valley Bancorp, Inc. and Harry R. Swift, dated October 1, 1997. (Incorporated by reference to
                  Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed with the Commission on March 13, 1998.)

         10.5 1998 Independent Directors Stock Option Plan (Incorporated by reference to Exhibit 4.3 of Registrant Statement No. 333-61851 on Form S-8, filed with the Commission on August 19, 1998.)

         10.6     2000 Stock Incentive Plan (Incorporated by reference to
                  Exhibit 4.3 of Registration Statement No. 333-40532 on Form S-8, filed with the Commission on June 30, 2000.)

         10.7     2001 Employee Stock Bonus Plan (Incorporated by reference to
                  Exhibit 99.1 of Registration Statement No. 333-68410 on Form S-8, filed with the Commission on August 27, 2001.)

         11 Statement re: Computation of Earnings Per Share (Incorporated by reference to Exhibit 13 hereof, 2001 Annual Report to Stockholders at Note 1 to the Consolidated Financial Statements.)

         13 Excerpts from the Annual Report to Stockholders for fiscal year ended December 31, 2001.

         16 Letter re: Change in Certifying Accountant (Incorporated by reference to Exhibit 16.1 of Form 8-K/A filed with the Commission on June 25, 2001.)

         21       List of subsidiaries of Codorus Valley Bancorp, Inc.

         23.1     Consent of Beard Miller Company LLP, Independent Auditors

         23.2     Consent of Ernst & Young LLP, Independent Auditors

         24       Power of Attorney

         99       Report of Independent Auditors



         (b)      Reports on Form 8-K.

      Codorus Valley Bancorp, Inc. filed no Current Reports on Form 8-K for the quarter ended December 31, 2001.

                                   Signatures


Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the authorized undersigned.

Codorus Valley Bancorp, Inc. (Registrant)

/s/ Larry J. Miller
-------------------------------
Larry J. Miller, President                          Date: March 26, 2002
and Chief Executive Officer

Under the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signature and Capacity

/s/ George A. Trout, DDS           Chairman of the Board of              3/26/02
-------------------------------    Directors and Director
George A. Trout, DDS

/s/ Larry J. Miller                President, Chief Executive            3/26/02
-------------------------------    Officer and Director
Larry J. Miller, President
(Principal Executive Officer)

/s/ Rodney L. Krebs                Vice Chairman of the Board            3/26/02
-------------------------------    of Directors and Director
Rodney L. Krebs

/s/ D. Reed Anderson, Esq.         Director                              3/26/02
-------------------------
D. Reed Anderson, Esq.

/s/ M. Carol Druck                 Director                              3/26/02
-------------------------------
M. Carol Druck

/s/ MacGregor S. Jones             Director                              3/26/02
-------------------------------
MacGregor S. Jones

/s/ Dallas L. Smith                Director                              3/26/02
-------------------------------
Dallas L. Smith

-------------------------------    Vice President and Director           3/26/02
Donald H. Warner

/s/ Jann A. Weaver                 Treasurer and                         3/26/02
-------------------------------    Assistant Secretary
Jann A. Weaver
(Principal Financial Officer)

/s/ Harry R. Swift, Esq.           Vice President and Secretary          3/26/02
-------------------------------
Harry R. Swift, Esq.

                                  Exhibit Index
                                                                       Page # in
                                                                 manually signed
                                                                        original
Exhibit                                                                Form 10-K
Number   Description of Exhibit

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

10.2 Amendment to the Employment Agreement by and among PeoplesBank, A Codorus Valley Company, Codorus Valley Bancorp, Inc. and Larry J. Miller dated October 1, 1997, including Executive Employment Agreement dated January 1, 1993 between Codorus Valley Bancorp, Inc., PeoplesBank of Glen Rock and Larry J. Miller. (Incorporated by reference to
         Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated and filed with the Commission on March 13, 1998.)

10.3 Change of Control Agreement between PeoplesBank, A Codorus Valley Company, Codorus Valley Bancorp, Inc. and Jann A. Weaver, dated October 1, 1997. (Incorporated by reference to
         Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the Commission on March 13, 1998.)

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

10.7     2001 Employee Stock Bonus Plan (Incorporated by reference to
         Exhibit 99.1 of Registration Statement No. 333-68410 on Form S-8, filed with the Commission on August 27, 2001.)

11 Statement re: Computation of Earnings Per Share (Incorporated by reference to Exhibit 13, 2001 Annual Report to Stock holders
         at Note 1 to the Consolidated Financial Statements.)              25

13       Excerpts from the Annual Report to Stockholders for fiscal
         year ended December 31, 2001.                                     17-55

16 Letter re: Change in Certifying Accountant (Incorporated by reference to Exhibit 16.1 of Form 8-K/A filed with the Commission on June 25, 2001.)

21       List of subsidiaries of the Registrant                            56

23.1     Consent of Beard Miller Company LLP, Independent Auditors         57

23.2     Consent of Ernst & Young LLP, Independent Auditors                58

24       Power of Attorney                                                 59

99       Report of Independent Auditors                                    60