Form 10-Q
period 2002-03-31
CODORUS VALLEY BANCORP INC
filed 2002-05-10
CIK 806279

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002
                                                 --------------
                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from____________to______________

                         Commission file number: 0-15536

                          CODORUS VALLEY BANCORP, INC.
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                          23-2428543
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

        105 Leader Heights Road, P.O. Box 2887, York, Pennsylvania  17405
        -----------------------------------------------------------------
        (Address of principal executive offices)               (Zip code)

                                 (717) 747-1519
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                       if changed since the last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ( ) No ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On April 29, 2002, 2,692,474 shares of common stock, par value $2.50, were outstanding, which includes retroactive effect of a 5 percent stock dividend declared April 9, 2002.

                          Codorus Valley Bancorp, Inc.

                                 FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION                                                     Page #
         ---------------------                                                     ------

Item 1.   Financial statements:
             Consolidated statements of financial condition                           3
             Consolidated statements of income                                        4
             Consolidated statements of cash flows                                    5
             Consolidated statements of changes in stockholders' equity               6
             Notes to consolidated financial statements                               7

Item 2.   Management's discussion and analysis of financial condition and
             results of operations                                                   10

Item 3.   Quantitative and qualitative disclosures about market risk                 17


PART II - OTHER INFORMATION
          -----------------

Item 1.   Legal proceedings                                                          17

Item 2.   Changes in securities and use of proceeds                                  17

Item 3.   Defaults upon senior securities                                            17

Item 4.   Submission of matters to a vote of security holders                        18

Item 5.   Other information                                                          18

Item 6.   Exhibits and reports on Form 8-K                                           18

SIGNATURES                                                                           19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          Codorus Valley Bancorp, Inc.
                 Consolidated Statements of Financial Condition
                                    Unaudited

                                                                                March 31,  December 31,
(dollars in thousands)                                                              2002         2001
--------------------------------------------------------------------------------------------------------

ASSETS
Interest bearing deposits with banks                                            $     210    $     388
Cash and due from banks                                                             7,018        9,722
Federal funds sold                                                                 31,771       14,925
--------------------------------------------------------------------------------------------------------
       Total cash and cash equivalents                                             38,999       25,035
Securities, available for sale                                                     45,510       38,362
Securities, held to maturity (fair value $9,084 for 2002 and $9,216 for 2001)       9,358        9,358
Loans, held for sale                                                                1,345       12,349
Loans (net of deferred fees of $717 in 2002 and $691 in 2001)                     227,923      225,785
Less-allowance for loan losses                                                     (1,909)      (1,898)
--------------------------------------------------------------------------------------------------------
       Net loans                                                                  226,014      223,887
Premises and equipment                                                              9,312        9,449
Other assets                                                                       12,274       12,015
--------------------------------------------------------------------------------------------------------
       Total assets                                                             $ 342,812    $ 330,455
========================================================================================================

LIABILITIES
Deposits:
     Noninterest-bearing                                                        $  30,773    $  26,093
     Interest-bearing                                                             258,232      250,852
--------------------------------------------------------------------------------------------------------
       Total deposits                                                             289,005      276,945
Long-term debt                                                                     19,488       19,573
Other liabilities                                                                   4,586        4,569
--------------------------------------------------------------------------------------------------------
       Total liabilities                                                          313,079      301,087

STOCKHOLDERS' EQUITY
Series preferred stock, par value $2.50 per share;
   1,000,000 shares authorized;  0 shares issued and outstanding                        0            0
Common stock, par value $2.50 per share;
   10,000,000 shares authorized; 2,692,474 shares issued
   on 3/31/02 and 2,564,261 on 12/31/01                                             6,732        6,411
Additional paid-in capital                                                         15,497       14,004
Retained earnings                                                                   7,192        8,526
Accumulated other comprehensive income                                                312          427
--------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                  29,733       29,368

--------------------------------------------------------------------------------------------------------
       Total liabilities and stockholders' equity                               $ 342,812    $ 330,455
========================================================================================================


See accompanying notes.

                          Codorus Valley Bancorp, Inc.
                        Consolidated Statements of Income
                                    Unaudited

                                                           Three months ended March 31,
(dollars in thousands, except per share data)                       2002          2001
----------------------------------------------------------------------------------------

INTEREST INCOME
Loans, including fees                                             $4,406        $4,694
Investment securities:
     Taxable                                                         493           585
     Tax-exempt                                                      131           135
     Dividends                                                        13            56
Other                                                                115            83
----------------------------------------------------------------------------------------
       Total interest income                                       5,158         5,553

INTEREST EXPENSE
Deposits                                                           2,100         2,532
Federal funds purchased and other short-term borrowings                0             7
Long-term debt                                                       316           289
----------------------------------------------------------------------------------------
       Total interest expense                                      2,416         2,828
----------------------------------------------------------------------------------------
       Net interest income                                         2,742         2,725
PROVISION FOR LOAN LOSSES                                             20            30
----------------------------------------------------------------------------------------
       Net interest income after provision for loan losses         2,722         2,695

NONINTEREST INCOME
Trust and investment services fees                                   207           180
Service charges on deposit accounts                                  175           161
Income from bank owned life insurance                                 75            64
Other income                                                         152           126
Gain on sale of securities                                            72             0
Gain on sale of mortgages                                            242            67
----------------------------------------------------------------------------------------
       Total noninterest income                                      923           598

NONINTEREST EXPENSE
Salaries and benefits                                              1,438         1,247
Occupancy of premises, net                                           213           193
Furniture and equipment                                              273           255
Postage, stationery and supplies                                      92           112
Professional and legal                                                65            41
Marketing and advertising                                             97            87
Foreclosed real estate, net                                           35            96
Other                                                                474           394
----------------------------------------------------------------------------------------
       Total noninterest expense                                   2,687         2,425
----------------------------------------------------------------------------------------

       Income before income taxes                                    958           868

PROVISION FOR INCOME TAXES                                           171           236
----------------------------------------------------------------------------------------
       Net income                                                 $  787        $  632
========================================================================================

       Net income per share, basic and diluted                    $ 0.29        $ 0.24
========================================================================================


See accompanying notes.

                          Codorus Valley Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                    Unaudited

                                                                       Three months ended March 31,
(dollars in thousands)                                                        2002             2001
-----------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                $    787         $    632
Adjustments to reconcile net income
    to net cash provided by operations:
     Depreciation                                                              243              230
     Provision for loan losses                                                  20               30
     Amortization of investment in real estate partnership                     196                0
     Increase in cash surrender value of life insurance investment             (75)             (64)
     Originations of held-for-sale mortgages                               (12,138)               0
     Proceeds from sales of held-for-sale mortgages                         23,384            3,761
     Gain on sales of held-for-sale mortgages                                 (242)             (67)
     Gain on sales of securities                                               (72)               0
     Increase in accrued interest receivable and other assets                 (329)            (194)
     Increase in accrued interest payable and other liabilities                 75              175
     Other, net                                                                 37                9
-----------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                            11,886            4,512

CASH FLOWS FROM INVESTING ACTIVITIES
Securities, available for sale:
     Purchases                                                             (15,201)          (3,624)
     Maturities and calls                                                    6,806            2,641
     Sales                                                                   1,090                0
Net increase in loans made to customers                                     (2,139)          (1,896)
Purchases of premises and equipment                                           (146)            (208)
Proceeds from sales of foreclosed real estate                                    0               14
-----------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                (9,590)          (3,073)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits                                 11,353              468
Net increase in time deposits                                                  707            7,914
Repayment of long-term debt                                                    (85)             (80)
Dividends paid                                                                (307)            (293)
-----------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                            11,668            8,009
-----------------------------------------------------------------------------------------------------

       Net increase in cash and cash equivalents                            13,964            9,448
       Cash and cash equivalents at beginning of year                       25,035            9,737
-----------------------------------------------------------------------------------------------------
       Cash and cash equivalents at end of period                         $ 38,999         $ 19,185
=====================================================================================================

SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and borrowed funds                              $  2,401         $  2,773
Income taxes paid                                                         $      0         $    100


See accompanying notes.

                          Codorus Valley Bancorp, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                    Unaudited

                                                                                           Accumulated
                                                               Additional                     Other
                                                     Common      Paid-in      Retained     Comprehensive   Treasury
(dollars in thousands)                                Stock      Capital      Earnings     Income (Loss)     Stock       Total
---------------------------------------------------------------------------------------------------------------------------------

For the three months ended March 31, 2002

Balance, December 31, 2001                           $6,411       $14,004       $8,526            $427           $0    $29,368
Comprehensive income:
  Net income                                                                       787                                     787
  Other comprehensive income, net of tax:
    Unrealized losses on securities, net                                                          (115)                   (115)
                                                                                                                       -------
Total comprehensive income                                                                                                 672
Cash dividends ($.114 per share, adjusted)                                        (307)                                   (307)
5% stock dividend - 128,313 shares at fair value        321         1,493       (1,814)                                      0
---------------------------------------------------------------------------------------------------------------------------------

Balance, March  31, 2002                             $6,732       $15,497       $7,192            $312           $0    $29,733

=================================================================================================================================

For the three months ended March 31, 2001

Balance, December 31, 2000                           $6,137       $12,447       $8,844            $126        $(163)   $27,391
Comprehensive income:
  Net income                                                                       632                                     632
  Other comprehensive income, net of tax:
    Unrealized gains on securities, net                                                            404                     404
                                                                                                                       -------
Total comprehensive income                                                                                               1,036
Cash dividends ($.109 per share, adjusted)                                        (293)                                   (293)
---------------------------------------------------------------------------------------------------------------------------------

Balance, March  31, 2001                             $6,137       $12,447       $9,183            $530        $(163)   $28,134

=================================================================================================================================

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

The interim financial statements are unaudited. However, they reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial condition and results of operations for the reported periods, and are of a normal and recurring nature.

These statements should be read in conjunction with the notes to the audited financial statements contained in the 2001 Annual Report to Stockholders.

The consolidated financial statements include the accounts of Codorus Valley Bancorp, Inc. and its wholly owned bank subsidiary, PeoplesBank, A Codorus Valley Company, and its wholly owned nonbank subsidiary, SYC Realty Company, Inc. All significant intercompany account balances and transactions have been eliminated in consolidation.

The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

Stock dividend and per share computations

The balance sheet and all per share computations include the retroactive effect of stock dividends declared, including the 5 percent stock dividend declared April 9, 2002. The weighted average number of shares of common stock outstanding used for basic and diluted calculations were 2,692,474 and 2,699,292, respectively, for the three-month period ended March 31, 2002. Comparatively, shares for basic and diluted calculations were 2,675,341 and 2,676,406, respectively, for the three-month period ended March 31, 2001.

Comprehensive income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The components of other comprehensive income and related tax effects are presented in the following table:

                                                      Three months ended
                                                           March 31,
(dollars in thousands)                                2002          2001
--------------------------------------------------------------------------
Unrealized holding gains(losses)
  arising during the period                          $(102)        $ 612
Reclassification adjustment for gains
  included in net income                               (72)            -
--------------------------------------------------------------------------
Net unrealized gains(losses)                          (174)          612
Tax effect                                              59          (208)
--------------------------------------------------------------------------
Net of tax effect                                    $(115)        $ 404

Reclassifications

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation format. These reclassifications had no impact on the Corporation's net income.

Recently issued FASB Statements

In June of 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations", which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for Codorus Valley on January 1, 2003 and is not expected to have a significant impact on the financial condition or results of operations.

NOTE 3--DEPOSITS

The composition of deposits on March 31, 2002 and December 31, 2001, was as follows:

                                            March 31,   December 31,
(dollars in thousands)                         2002            2001
----------------------------------------------------------------------
Noninterest bearing demand                  $ 30,773        $ 26,093
NOW                                           31,662          29,301
Money market                                  66,266          62,148
Savings                                       13,911          13,719
Time CDs less than $100,000                  116,970         117,724
Time CDs $100,000 or more                     29,423          27,960
----------------------------------------------------------------------
Total deposits                              $289,005        $276,945


NOTE 4--REGULATORY MATTERS

Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on Codorus Valley's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Codorus Valley and PeoplesBank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgements by the regulators.

Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier I capital as a percentage of risk-weighted assets, and of Tier I capital to average assets (leverage ratio). Management believes that Codorus Valley and PeoplesBank were well capitalized on March 31, 2002, based on FDIC capital guidelines.

NOTE 4-REGULATORY MATTERS

===========================================================================================================================
CODORUS VALLEY BANCORP, INC.
                                                                      ADEQUATELY                     WELL CAPITALIZED
                                       ACTUAL                    CAPITALIZED MINIMUM                     MINIMUM
                               --------------------------------------------------------------------------------------------
(dollars in thousands)           AMOUNT      RATIO             AMOUNT           RATIO            AMOUNT            RATIO
---------------------------------------------------------------------------------------------------------------------------
AT MARCH 31, 2002
  Capital ratios:
    Tier 1 risk based           $29,413      11.26%     >=    $10,446     >=      4.0%   >=     $15,669     >=       6.0%
    Total risk based             31,322      11.99      >=     20,891     >=      8.0    >=      26,114     >=      10.0
    Leverage                     29,413       8.84      >=     13,308     >=      4.0    >=      16,635     >=       5.0

---------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 2001
  Capital ratios:
    Tier 1 risk based           $28,932      10.88%     >=    $10,637     >=      4.0%   >=     $15,956     >=       6.0%
    Total risk based             30,829      11.59      >=     21,275     >=      8.0    >=      26,593     >=      10.0
    Leverage                     28,932       9.27      >=     12,482     >=      4.0    >=      15,603     >=       5.0
===========================================================================================================================


===========================================================================================================================
PEOPLESBANK
                                                                      ADEQUATELY                     WELL CAPITALIZED
                                       ACTUAL                    CAPITALIZED MINIMUM                     MINIMUM
                               --------------------------------------------------------------------------------------------
(dollars in thousands)           AMOUNT      RATIO             AMOUNT           RATIO            AMOUNT            RATIO
---------------------------------------------------------------------------------------------------------------------------
AT MARCH 31, 2002
  Capital ratios:
    Tier 1 risk based           $24,381       9.58%     >=    $10,179     >=      4.0%   >=     $15,270     >=       6.0%
    Total risk based             26,290      10.33      >=     20,360     >=      8.0    >=      25,450     >=      10.0
    Leverage                     24,381       7.48      >=     13,039     >=      4.0    >=      16,298     >=       5.0

---------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 2001
  Capital ratios:
    Tier 1 risk based           $23,919       9.23%     >=    $10,369     >=      4.0%   >=     $15,554     >=       6.0%
    Total risk based             25,816       9.96      >=     20,738     >=      8.0    >=      25,923     >=      10.0
    Leverage                     23,919       7.86      >=     12,207     >=      4.0    >=      15,259     >=       5.0


NOTE 5--CONTINGENT LIABILITIES

During second quarter 2001, the management of PeoplesBank became aware of a potential loss stemming from its merchant credit card business. Some individuals who transacted business with a former PeoplesBank merchant customer are seeking refunds claiming that service was not rendered. The merchant did not have sufficient funds to cover reimbursement requests, and PeoplesBank terminated the merchant's credit card account relationship. Losses of approximately $4,600 were included in other expense for the first three months of 2002 and $41,000 for the year 2001, which represent refunds in excess of funds available in the merchant's account. Management cannot estimate the additional potential loss associated with this merchant credit card account at this time. Management has engaged legal counsel to determine the extent of its liability and to assist it with developing and pursuing legal remedies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for Codorus Valley Bancorp, Inc. (Codorus Valley or Corporation), a bank holding company, and its wholly owned subsidiary, PeoplesBank, A Codorus Valley Company (PeoplesBank), are provided below. Codorus Valley's consolidated financial condition and results of operations consist almost entirely of PeoplesBank's financial condition and results of operations. Current performance does not guarantee and may not be indicative of similar performance in the future.

FORWARD-LOOKING STATEMENTS:

Management of the Corporation has made forward-looking statements in this Form 10-Q. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of the Corporation and its subsidiaries. When words such as "believes," "expects," "anticipates" or similar expressions occur in the Form 10-Q, management is making forward-looking statements.

Readers should note that many factors, some of which are discussed elsewhere in the report and in the documents that management incorporates by reference, could affect the future financial results of the Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in the Form 10-Q. These factors include:

-   operating, legal and regulatory risks;

- economic, political and competitive forces affecting banking, securities, asset management and credit services businesses; and

- the risk that management's analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents that Codorus Valley files periodically with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES:

Disclosure of Codorus Valley's significant accounting policies is included in
Note 1 to the consolidated financial statements of the 2001 Annual Report to Stockholders filed as Exhibit 13 to Form 10-K for the period ended December 31, 2001. Some of these policies are particularly sensitive requiring significant judgements, estimates and assumptions to be made by management. Additional information is contained in management's Discussion and Analysis for the most sensitive of these issues, including the provision and allowance for loan losses, which are located on pages 11 and 15 of this report.

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

THREE MONTHS ENDED MARCH 31, 2002
COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

INCOME STATEMENT ANALYSIS

OVERVIEW

Net income for the current three-month period was $787,000 or $.29 per diluted share, compared to $632,000 or $.24 per diluted share, for the first quarter of 2001. The $155,000 or 25 percent increase in current period net income was caused primarily by an increase in noninterest income, including gains from the sale of held-for-sale mortgages and available-for-sale securities, and a decrease in federal income tax, which more than offset an increase in noninterest expense. The decrease in federal income tax was due to tax credits, which PeoplesBank will receive from its investment in a real estate partnership with an affiliate of the YMCA of York, Pennsylvania. The partnership's purpose is to provide affordable housing to qualified families and, to a lesser degree, space for commercial purposes in downtown York as part of a revitalization initiative. The increase in noninterest expense was caused primarily by increased operating expenses attributable to the addition of two full service banking offices, a centralized call center and a mortgage banking operation in the prior year. An explanation of the factors and trends that caused changes between the two periods, by earnings category, is provided below.

NET INTEREST INCOME

Net interest income for the current three-month period ended March 31, 2002, was $2,742,000, an increase of $17,000 or 0.6 percent above the same period in 2001. Net interest income increased due to an increase in the volume of earning assets, and a decrease in funding costs. Earning assets averaged $305 million and yielded 6.52 percent (tax equivalent) for 2002 compared to $268 million and
8.30 percent, respectively, for 2001. Interest bearing liabilities averaged $273 million at an average rate of 3.55 percent for 2002 compared to $245 million and
4.69 percent, respectively, for 2001. Declining market interest rates, which prevailed throughout 2001 and early 2002, lowered yields on earning assets and rates paid on the liabilities that funded them.

PROVISION FOR LOAN LOSSES

A $20,000 provision expense for loan losses was recorded in the current three-month period, compared to $30,000 for the same period in 2001. The expense for each period was responsive to loan growth and the condition of the loan portfolio.

NONINTEREST INCOME

Total noninterest income for the current three-month period was $923,000, an increase of $325,000 or 54 percent above the first quarter of 2001. Current period noninterest income included a $175,000 increase in gains from the sale of held-for-sale residential mortgages. As market saturation and rising market interest rates bring an end to the mortgage "refi boom," it is unlikely that the current level of gains from sales of mortgages will be sustainable in the period ahead. The current period also reflected $72,000 in gains from the sale of available-for-sale securities. Comparatively, no securities were sold during the same period of 2001. Other income increased 21 percent due primarily to increased fee income from activities of PeoplesBank subsidiaries, SYC Insurance, Inc. and SYC Settlement Services, Inc.

NONINTEREST EXPENSE

Total noninterest expense for the current three-month period was $2,687,000, an increase of $262,000 or 11 percent above the first quarter of 2001. The increase was caused primarily by increases in salaries and benefits, occupancy, and furniture and equipment expenses, which were caused by the addition of two financial centers, a mortgage banking operation and a centralized call center in the prior year. Foreclosed real estate expense decreased due to a decrease in foreclosed real estate assets. Other expense increased due in part to a $35,000 loss on a fraudulent check, and normal business growth.

FRANCHISE EXPANSION

Management plans to establish a financial center in the new Susquehanna Commerce Center at 221 West Philadelphia Street in downtown York, Pennsylvania when construction is complete during the fourth quarter of 2002. A long-term lease agreement for approximately 2,269 square feet of space is presently being negotiated.

CAPITAL INVESTMENT IN TECHNOLOGY

Recently, the board of directors approved the purchase of teller automation software and compatible printers to automate the teller function at PeoplesBank. This capital investment is expected to increase productivity and quality control, and increase fee income. It is also expected to enhance sales and corporate image. The new system will cost approximately $127,000 and will be depreciated over a five-year useful life. Plans call for the teller automation system to be operational by the end of September 2002.

INCOME TAXES

The provision for federal income tax was $171,000 for the current three-month period, compared to $236,000 for the same period in 2001. The 28 percent decrease reflects recognition of tax credits from PeoplesBank's investment in a low-income housing partnership with an affiliate of the YMCA of York, Pennsylvania, described more fully in the 2001 Annual Report to Stockholders.


BALANCE SHEET REVIEW

INVESTMENTS AND LOANS

On March 31, 2002, overnight investments in federal funds sold increased $17 million from year-end 2001. The increase was primarily attributable to funds from deposit growth, as customers continued to seek safe haven from depressed securities markets, and proceeds from the sale of held-for-sale mortgages. The level of federal funds sold is expected to decline in the period ahead as funds are redeployed to loan and investment securities portfolios.

On March 31, 2002, held-for-sale mortgages decreased $11 million from year-end 2001. The decrease represented a focused effort by management to liquidate this portfolio and thereby maximize gains before they dissipated in response to rising market interest rates.

DEPOSITS

On March 31, 2002, total deposits increased $12 million from year-end 2001 for the same reason provided above in Investments and Loans. The addition of two financial centers in 2001 also contributed to deposit growth in the current period.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

Stockholders' equity, or capital, as a source of funds, enables Codorus Valley to maintain asset growth and absorb losses. Total stockholders' equity was approximately $29,733,000 on March 31, 2002, an increase of $365,000 or 1.2 percent above December 31, 2001. The increase was caused primarily by profitable operations.

On April 9, 2002, the board of directors declared a quarterly cash dividend of $0.12 ($0.114 adjusted) per share, payable on or before May 14, 2002, to shareholders of record April 23, 2002. This follows a $0.12 ($0.114 adjusted) per share cash dividend paid in February. Also on April 9, 2002, the board declared a 5 percent stock dividend payable on or before June 6, 2002, to shareholders of record April 23, 2002. Payment of the stock dividend will result in the issuance of approximately 128,213 common shares, which was reflected in the enclosed financial statements. The weighted average number of shares of common stock outstanding, restated for the stock dividend declared April 9, 2002, was approximately 2,692,474 for the three-month period ended March 31, 2002, and 2,675,341 for the same period of 2001.

Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgements. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 4--Regulatory Matters, to the financial statements. Management believes that Codorus Valley and PeoplesBank were well capitalized on March 31, 2002, based on FDIC capital guidelines.

RISK MANAGEMENT

NONPERFORMING ASSETS

Table 1--Nonperforming Assets and Past Due Loans provides a summary of nonperforming assets and past due loans, and related ratios. The paragraphs below provide information for selected categories for March 31, 2002, compared to December 31, 2001.

TABLE 1-NONPERFORMING ASSETS AND PAST DUE LOANS

                                                            March 31,   December 31,
(dollars in thousands)                                           2002           2001
--------------------------------------------------------------------------------------

Nonaccrual loans                                               $1,653         $1,411
Foreclosed real estate, net of allowance                          755            692
--------------------------------------------------------------------------------------
     Total nonperforming assets                                $2,408         $2,103
======================================================================================

Accruing loans that are contractually past due
     90 days or more as to principal or interest               $  209         $  164

Ratios:
Nonaccrual loans as a % of total year-end loans                  0.73%          0.62%

Nonperforming assets as a % of total year-end
     loans and net foreclosed real estate                        1.05%          0.93%

Nonperforming assets as a % of total year-end                    8.10%          7.16%
     stockholders' equity

Allowance for loan losses as a multiple of
     nonaccrual loans                                            1.2x           1.3x

Nonaccrual loans were principally comprised of collateral dependent business loans. Accordingly, Codorus Valley recognized interest income on a cash basis for these loans. On March 31, 2002, the nonaccrual loan portfolio was $1,653,000, an increase of $242,000 or 17 percent above December 31, 2001. The increase was caused by the addition of a $442,000 business loan, which is not adequately collateralized in management's judgement. An appropriate loss allowance has been established for this account, pending collateral liquidation and debt workout. On March 31, 2002, the nonaccrual loan portfolio was comprised of fourteen unrelated accounts ranging in size from $2,000 to $442,000. These loan relationships vary by industry and are generally collateralized with real estate assets. An allowance for probable loan losses is evaluated at least quarterly by management and the board of directors.

Foreclosed real estate, net of reserve, totaled $755,000, on March 31, 2002, which was slightly above the level at year-end 2001. On March 31, 2002, the foreclosed real estate portfolio was comprised of five unrelated accounts ranging in size from $63,000 to $502,000. The single largest account, which management believes is adequately collateralized, makes up 66 percent of the total portfolio. An allowance for probable losses, which is evaluated at least quarterly, has been established for foreclosed real estate assets whose estimated fair value, less selling expenses, is below their financial carrying costs. On March 31, 2002, the allowance was $39,000. For the first three months of 2002 a $9,000 loss provision was recorded to reflect losses associated with declines in fair value. Comparatively, a $22,000 loss provision was recorded for the same period of 2001. Efforts to liquidate foreclosed real estate are proceeding as quickly as potential buyers can be located and legal constraints permit.

Accruing loans that are contractually past due 90 days or more as to principal or interest totaled $209,000 on March 31, 2002, compared to $164,000 on December 31, 2001. The level for both periods is considered immaterial. Generally, loans in the past due category are adequately collateralized and in the process of collection.

ALLOWANCE FOR LOAN LOSSES

Table 2--Analysis of Allowance for Loan Losses, shows a $1,909,000 allowance on March 31, 2002, which was 0.84 percent of total loans. Based on a recent evaluation of potential loan losses in the current portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on March 31, 2002.


TABLE 2-ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

(dollars in thousands)                                      2002           2001
---------------------------------------------------------------------------------

Balance-January 1,                                        $1,898         $1,967

Provision charged to operating expense                        20             30

Loans charged off:
       Commercial                                             18             20
       Real estate-mortgage                                    0              0
       Consumer                                                0              1
---------------------------------------------------------------------------------
               Total loans charged off                        18             21

Recoveries:
       Commercial                                              7              2
       Real estate-mortgage                                    0              0
       Consumer                                                2              2
---------------------------------------------------------------------------------
               Total recoveries                                9              4

---------------------------------------------------------------------------------
               Net charge-offs (recoveries)                    9             17

Balance-March 31,                                         $1,909         $1,980

=================================================================================

Ratios:

Net charge-offs (annualized) to average
       total loans                                          0.02%          0.03%
Allowance for loan losses to total loans
       at period-end                                        0.84%          0.92%
Allowance for loan losses to nonaccrual loans
       and loans past due 90 days or more                  102.5%          68.6%


LIQUIDITY

Since year-end 2001, Codorus Valley's liquidity increased as evidenced by an increase in federal funds sold (overnight investments) and a decrease in the loan-to-deposit ratio. The loan-to-deposit ratio was approximately 78.9 percent on March 31, 2002, compared to 81.5 percent on December 31, 2001. Funds from deposit growth and the sale of held-for-sale mortgages were the principal causes for the increase in liquidity.

Codorus Valley's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments of existing loans, and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on March 31, 2002 totaled $49,822,000, which consisted of $34,381,000 in unfunded commitments of existing loans, $12,261,000 to grant new loans and $3,180,000 in letters of credit. Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon. Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore do not present a significant liquidity risk to Codorus Valley.

MARKET RISK MANAGEMENT

In the normal course of conducting business, Codorus Valley is exposed to market risk, principally interest rate risk, through the operations of its banking subsidiary. Interest rate risk arises from market driven fluctuations in interest rates, which may affect cash flows, income, expense and values of financial instruments. An asset-liability management committee comprised of members of management manages interest rate risk. A detailed discussion of market interest risk is provided in SEC Form 10-K for the period ended December 31, 2001.

Codorus Valley performed a simulation on its balance sheet for March 31, 2002. The results of that point-in-time analysis are shown in Table 3--Interest Rate Sensitivity. Since year-end 2001, Codorus Valley's balance sheet has become more asset sensitive in response to market interest rates and economic uncertainty. Liquidity increased at PeoplesBank, and throughout the financial services industry, as deposit customers sought safe haven from depressed securities markets, loan customers refinanced and bond issuers called bonds.

TABLE 3-INTEREST RATE SENSITIVITY

                                    at March 31, 2002
------------------------------------------------------------------------------------------------------
                                                                                      Change in
Change in interest rates            Forecasted interest                               net income
(basis points) over 12 mos          rate scenario                               $000's            %
------------------------------------------------------------------------------------------------------

           +200                     High                                           348          13.1
            0                       Flat (baseline)                                  0             0
           -200                     Low                                           (450)        (17.0)
           +150                     Most likely                                    216           8.2


                                    at December 31, 2001
------------------------------------------------------------------------------------------------------
                                                                                       Change in
Change in interest rates            Forecasted interest                               net income
(basis points) over 12 mos          rate scenario                               $000's            %
------------------------------------------------------------------------------------------------------

           +200                     High                                           304          10.2
            0                       Flat (baseline)                                  0             0
           -200                     Low                                           (458)        (15.4)
           +175                     Most likely                                     35           1.2


OTHER RISKS

More grand acts of terrorism in the United States of America, or in other countries, could erode consumer and business confidence and disrupt commerce, resulting in a prolonged economic recession. A prolonged economic recession could have a material adverse effect on the liquidity, capital resources or results of operations of Codorus Valley.

Periodically, federal and state legislation is proposed that could result in additional regulation of, or restrictions on, the business of Codorus Valley and its subsidiaries. Other than as discussed below, it cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of Codorus Valley and its subsidiaries.

In November 1999, the Gramm-Leach-Bliley Act of 1999, which is also known as the Financial Services Modernization Act, became law. The law repeals Depression-era banking laws and permits banks, insurance companies and securities firms to engage in each others' businesses after complying with certain conditions and regulations. The law grants to community banks the power to enter new financial markets as a matter of right that larger institutions have managed to do on an ad hoc basis. At this time, Codorus Valley has no plans to pursue these additional possibilities. Management does not believe that the Financial Services Modernization Act will have a material effect on Codorus Valley's operations. However, the law may result in increased competition from larger financial service companies, many of which have substantially more financial resources than Codorus Valley, and now may offer banking services in addition to insurance and brokerage services.

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

PART II--OTHER INFORMATION

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Nothing to report.

ITEM 5. OTHER INFORMATION
Nothing to report.


ITEM 6. (a) EXHIBITS

Exhibit
Number              Description of Exhibit
-------             ----------------------

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

10.2 Amendments to the Employment Agreement by and among PeoplesBank, A Codorus Valley Company, Codorus Valley
                    Bancorp, Inc., and Larry J. Miller dated October 1, 1997, including Executive Employment Agreement dated January 1,
                    1993 between Codorus Valley Bancorp, Inc., Peoples Bank of
                    Glen Rock and Larry J. Miller. (Incor- porated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated and filed with the Commission on March 13, 1998.)

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


ITEM 6. (b) REPORTS ON FORM 8-K
None.

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the authorized undersigned.

                                    Codorus Valley Bancorp, Inc.
                                           (Registrant)


May 9, 2002                          /s/ LARRY J. MILLER
-----------                         -------------------------------
Date                                Larry J. Miller
                                    President & CEO
                                    (Principal executive officer)

May 9, 2002
-----------                          /s/ JANN A. WEAVER
Date                                -------------------------------
                                    Jann A. Weaver
                                    Treasurer & Assistant Secretary
                                    (Principal financial and accounting officer)