Form 10-Q
period 2002-06-30
CODORUS VALLEY BANCORP INC
filed 2002-08-12
CIK 806279

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                                 Not Applicable
              (Former name, former address and former fiscal year,
                       if changed since the last report.)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On July 23, 2002, 2,692,188 shares of common stock, par value $2.50, were outstanding.

                          Codorus Valley Bancorp, Inc.

                                 FORM 10-Q INDEX



                                                                                Page #
PART I - FINANCIAL INFORMATION

Item 1.  Financial statements:
           Consolidated statements of financial condition                          3
           Consolidated statements of income                                       4
           Consolidated statements of cash flows                                   5
           Consolidated statements of changes in stockholders' equity              6
           Notes to consolidated financial statements                              7

Item 2.    Management's discussion and analysis of financial condition and
           results of operations                                                  10

Item 3.  Quantitative and qualitative disclosures about market risk               19


PART II - OTHER INFORMATION

Item 1.  Legal proceedings                                                        20

Item 2.  Changes in securities and use of proceeds                                20

Item 3.  Defaults upon senior securities                                          20

Item 4.  Submission of matters to a vote of security holders                      20

Item 5.  Other information                                                        20

Item 6.  Exhibits and reports on Form 8-K                                         21

SIGNATURES                                                                        22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          Codorus Valley Bancorp, Inc.
                 Consolidated Statements of Financial Condition
                                    Unaudited



                                                                                      June 30,        December 31,
(dollars in thousands)                                                                 2002               2001
----------------------------------------------------------------------------         ---------         ---------
ASSETS
Interest bearing deposits with banks                                                 $     204         $     388
Cash and due from banks                                                                 14,977             9,722
Federal funds sold                                                                           0            14,925
                                                                                     ---------         ---------
      Total cash and cash equivalents                                                   15,181            25,035
Securities, available for sale                                                          64,529            38,362
Securities, held to maturity (fair value $9,603 for 2002 and $9,216 for 2001)            9,358             9,358
Loans, held for sale                                                                     1,251            12,349
Loans (net of deferred fees of  $714 in 2002 and $691 in 2001)                         236,750           225,785
Less-allowance for loan losses                                                          (1,946)           (1,898)
                                                                                     ---------         ---------
      Net loans                                                                        234,804           223,887
Premises and equipment                                                                   9,213             9,449
Other assets                                                                            12,738            12,015
                                                                                     ---------         ---------
      Total assets                                                                   $ 347,074         $ 330,455
                                                                                     =========         =========

LIABILITIES
Deposits:
    Noninterest-bearing                                                              $  31,668         $  26,093
    Interest-bearing                                                                   260,454           250,852
                                                                                     ---------         ---------
      Total deposits                                                                   292,122           276,945
Long-term debt                                                                          19,382            19,573
Other liabilities                                                                        4,966             4,569
                                                                                     ---------         ---------
      Total liabilities                                                                316,470           301,087

STOCKHOLDERS' EQUITY
Series preferred stock, par value $2.50 per share;
   1,000,000 shares authorized;  0 shares issued and outstanding                             0                 0
Common stock, par value $2.50 per share;
   10,000,000 shares authorized; 2,692,188 shares issued and
   outstanding on 6/30/02 and 2,564,261 on 12/31/01                                      6,731             6,411
Additional paid-in capital                                                              15,494            14,004
Retained earnings                                                                        7,543             8,526
Accumulated other comprehensive income                                                     836               427
                                                                                     ---------         ---------
      Total stockholders' equity                                                        30,604            29,368
                                                                                     ---------         ---------
      Total liabilities and stockholders' equity                                     $ 347,074         $ 330,455
                                                                                     =========         =========


See accompanying notes.

                          Codorus Valley Bancorp, Inc.
                       Consolidated Statements of Income
                                    Unaudited

                                                                    Three months ended            Six months ended
                                                                         June 30,                     June 30,
                                                                 ----------------------        -----------------------
(dollars in thousands, except per share data)                      2002           2001           2002          2001
---------------------------------------------------------        -------        -------        -------        -------
INTEREST INCOME
Loans, including fees                                            $ 4,253        $ 4,785        $ 8,659        $ 9,479
Investment securities:
    Taxable                                                          651            589          1,144          1,174
    Tax-exempt                                                       131            137            262            272
    Dividends                                                          7             37             20             93
Other                                                                 68            162            183            245
                                                                 -------        -------        -------        -------
      Total interest income                                        5,110          5,710         10,268         11,263

INTEREST EXPENSE
Deposits                                                           2,045          2,473          4,145          5,005
Federal funds purchased and other short-term borrowings                0              0              0              7
Long-term debt                                                       297            291            613            580
                                                                 -------        -------        -------        -------
      Total interest expense                                       2,342          2,764          4,758          5,592
                                                                 -------        -------        -------        -------
      Net interest income                                          2,768          2,946          5,510          5,671
PROVISION FOR LOAN LOSSES                                             50             83             70            113
                                                                 -------        -------        -------        -------
      Net interest income after provision for loan losses          2,718          2,863          5,440          5,558

NONINTEREST INCOME
Trust and investment services fees                                   192            168            399            348
Service charges on deposit accounts                                  194            177            369            338
Income from bank owned life insurance                                 73             76            148            140
Other income                                                         152            156            304            282
Gain on sale of securities                                             0              0             72              0
Gain on sale of mortgages                                             82              1            324             68
                                                                 -------        -------        -------        -------
      Total noninterest income                                       693            578          1,616          1,176

NONINTEREST EXPENSE
Salaries and benefits                                              1,415          1,223          2,853          2,470
Occupancy of premises, net                                           188            208            401            401
Furniture and equipment                                              264            275            537            530
Postage, stationery and supplies                                     109            103            201            215
Professional and legal                                                63             50            128             91
Marketing and advertising                                            150            112            247            199
Foreclosed real estate, net                                           11              9             46            105
Other                                                                427            459            901            853
                                                                 -------        -------        -------        -------
      Total noninterest expense                                    2,627          2,439          5,314          4,864
                                                                 -------        -------        -------        -------
      Income before income taxes                                     784          1,002          1,742          1,870

PROVISION FOR INCOME TAXES                                           125            276            296            512
                                                                 -------        -------        -------        -------
      Net income                                                 $   659        $   726        $ 1,446        $ 1,358
                                                                 -------        -------        -------        -------
      Net income per share, basic and diluted                    $  0.24        $  0.27        $  0.54        $  0.50
                                                                 =======        =======        =======        =======


See accompanying notes.

                          Codorus Valley Bancorp, Inc.
                     Consolidated Statements of Cash Flows
                                    Unaudited


                                                                             Six months ended June 30,
                                                                            --------------------------
(dollars in thousands)                                                         2002             2001
--------------------------------------------------------------------        --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                  $  1,446         $  1,358
Adjustments to reconcile net income
   to net cash provided by operations:
    Depreciation                                                                 488              479
    Provision for loan losses                                                     70              113
    Amortization of investment in real estate partnership                        393                0
    Increase in cash surrender value of life insurance investment               (148)            (140)
    Originations of held for sale mortgages                                  (20,430)               0
    Proceeds from sales of held for sale mortgages                            31,852            3,939
    Gain on sales of held for sale mortgages                                    (324)             (68)
    Gain on sales of securities                                                  (72)               0
    Gain on sales of foreclosed real estate                                      (32)             (54)
    Increase in accrued interest receivable and other assets                  (1,059)            (106)
    Increase in accrued interest payable and other liabilities                   186               56
    Other, net                                                                   340              (21)
                                                                            --------         --------
      Net cash provided by operating activities                               12,710            5,556

CASH FLOWS FROM INVESTING ACTIVITIES
Securities, available for sale:
    Purchases                                                                (40,684)          (5,653)
    Maturities and calls                                                      13,949            5,551
    Sales                                                                      1,095            2,313
Net increase in loans made to customers                                      (11,136)          (8,532)
Purchases of premises and equipment                                             (305)            (348)
Proceeds from sales of foreclosed real estate                                    150            1,131
                                                                            --------         --------
      Net cash used in investing activities                                  (36,931)          (5,538)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits                                   16,136            4,184
Net (decrease) increase in time deposits                                        (959)          16,733
Repayment of long-term debt                                                     (191)            (163)
Dividends paid                                                                  (615)            (586)
Cash paid in lieu of fractional shares                                            (4)              (4)
                                                                            --------         --------
      Net cash provided by financing activities                               14,367           20,164
                                                                            --------         --------
      Net (decrease) increase in cash and cash equivalents                    (9,854)          20,182
      Cash and cash equivalents at beginning of year                          25,035            9,737
                                                                            --------         --------
      Cash and cash equivalents at end of period                            $ 15,181         $ 29,919
                                                                            ========         ========

SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and borrowed funds                                $  4,844         $  5,630
Income taxes paid                                                           $    375         $    585


See accompanying notes.

                          Codorus Valley Bancorp, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                    Unaudited



                                                                                                Accumulated
                                                                    Additional                    Other
                                                       Common        Paid-in      Retained     Comprehensive  Treasury
(dollars in thousands)                                 Stock         Capital      Earnings        Income        Stock       Total
------------------------------------------------      -------        -------      --------        -------      -------     --------
For the six months ended June 30, 2002

Balance, December 31, 2001                            $ 6,411        $14,004      $  8,526        $   427      $     0     $ 29,368
Comprehensive income:
  Net income                                                                         1,446                                    1,446
  Other comprehensive income, net of tax:
    Unrealized gains on securities, net                                                               409                       409
                                                                                                                           --------
Total comprehensive income                                                                                                    1,855
Cash dividends ($.228 per share, adjusted)                                            (615)                                    (615)
5% stock dividend - 127,927 shares at fair value          320          1,490        (1,814)                                      (4)
                                                      -------        -------      --------        -------      -------     --------
Balance, June 30, 2002                                $ 6,731        $15,494      $  7,543        $   836      $     0     $ 30,604
                                                      =======        =======      ========        =======      =======     ========


For the six months ended June 30, 2001

Balance, December 31, 2000                            $ 6,137        $12,447      $  8,844        $   126      $  (163)    $ 27,391
Comprehensive income:
  Net income                                                                         1,358                                    1,358
  Other comprehensive income, net of tax:
    Unrealized gains on securities, net                                                               366                       366
                                                                                                                           --------
Total comprehensive income                                                                                                    1,724
Cash dividends ($.218 per share, adjusted)                                            (586)                                    (586)
5% stock dividend - 121,738 shares at fair value          268          1,464        (1,899)                        163           (4)
                                                      -------        -------      --------        -------      -------     --------
Balance, June 30, 2001                                $ 6,405        $13,911      $  7,717        $   492      $     0     $ 28,525
                                                      =======        =======      ========        =======      =======     ========

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

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

The consolidated financial statements include the accounts of Codorus Valley Bancorp, Inc. and its wholly owned bank subsidiary, PeoplesBank, A Codorus Valley Company, and its wholly owned nonbank subsidiary, SYC Realty Company, Inc. PeoplesBank has two wholly owned subsidiaries, SYC Insurance Services, Inc. and SYC Settlement Services, Inc. All significant intercompany account balances and transactions have been eliminated in consolidation.

The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

Stock dividend and per share computations

The balance sheet and all per share computations include the retroactive effect of stock dividends declared, including the 5 percent stock dividend declared April 9, 2002. The weighted average shares of common stock outstanding, used for basic and diluted calculations, were 2,692,435 and 2,700,764, respectively, for the six-month period ended June 30, 2002. Comparatively, shares for both basic and diluted calculations were 2,690,527, for the six-month period ended June 30, 2001.

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

                                              Three months ended          Six months ended
                                                   June 30,                    June 30,
(dollars in thousands)                        2002          2001         2002          2001
                                             -----          ----         -----         -----
Unrealized holding gains(losses)
  arising during the period                 $  794          $(57)        $ 692         $ 556
Reclassification adjustment for gains
  included in net income                         0             0           (72)            0
                                             -----          ----         -----         -----
Net unrealized gains(losses)                   794           (57)          620           556
Tax effect                                    (270)           19          (211)         (190)
                                             -----          ----         -----         -----
Net of tax effect                            $ 524          $(38)        $ 409         $ 366
                                             =====          ====         =====         =====

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

NOTE 3 -- DEPOSITS

The composition of deposits on June 30, 2002 and December 31, 2001, was as follows:

                                   June 30,       December 31,
(dollars in thousands)               2002             2001
---------------------------        --------        --------
Noninterest bearing demand         $ 31,668        $ 26,093
NOW                                  31,741          29,301
Money market                         69,897          62,148
Savings                              14,089          13,719
Time CDs less than $100,000         114,341         117,724
Time CDs $100,000 or more            30,386          27,960
                                   --------        --------
Total deposits                     $292,122        $276,945
                                   ========        ========

NOTE 4 -- REGULATORY MATTERS

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

Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier I capital as a percentage of risk-weighted assets, and of Tier I capital to average assets (leverage ratio). Management believes that Codorus Valley and PeoplesBank were well capitalized on June 30, 2002, based on FDIC capital guidelines.

 NOTE 4-REGULATORY MATTERS


CODORUS VALLEY BANCORP, INC.


                                                                                       ADEQUATELY
                                ACTUAL                                            CAPITALIZED MINIMUM
                            --------------                             -----------------------------------------
(dollars in thousands)      AMOUNT   RATIO                             AMOUNT                              RATIO
-----------------------     -------  -----   ------------------------  -------   ------------------------  -----
 AT JUNE 30, 2002

  Capital ratios:
    Tier 1 risk based       $29,761  11.17%  Greater Than or Equal To  $10,657   Greater Than or Equal To   4.0%
    Total risk based         31,707  11.90   Greater Than or Equal To   21,315   Greater Than or Equal To   8.0
    Leverage                 29,761   8.83   Greater Than or Equal To   13,489   Greater Than or Equal To   4.0

----------------------------------------------------------------------------------------------------------------

AT DECEMBER 31, 2001
  Capital ratios:
    Tier 1 risk based       $28,932  10.88%  Greater Than or Equal To  $10,637   Greater Than or Equal To   4.0%
    Total risk based         30,829  11.59   Greater Than or Equal To   21,275   Greater Than or Equal To   8.0
    Leverage                 28,932   9.27   Greater Than or Equal To   12,482   Greater Than or Equal To   4.0

----------------------------------------------------------------------------------------------------------------



                                                                    WELL CAPITALIZED
                                                                        MINIMUM
                                                         -----------------------------------------
(dollars in thousands)                                   AMOUNT                              RATIO
-----------------------      ------------------------    -------    ------------------------ -----

AT JUNE 30, 2002
  Capital ratios:
    Tier 1 risk based        Greater Than or Equal To    $15,986    Greater Than or Equal To   6.0%
    Total risk based         Greater Than or Equal To     26,643    Greater Than or Equal To  10.0
    Leverage                 Greater Than or Equal To     16,861    Greater Than or Equal To   5.0
---------------------------------------------------------------------------------------------------

AT DECEMBER 31, 2001
  Capital ratios:
    Tier 1 risk based        Greater Than or Equal To    $15,956    Greater Than or Equal To   6.0%
    Total risk based         Greater Than or Equal To     26,593    Greater Than or Equal To  10.0
    Leverage                 Greater Than or Equal To     15,603    Greater Than or Equal To   5.0
---------------------------------------------------------------------------------------------------


PEOPLESBANK


                                                                                       ADEQUATELY
                                ACTUAL                                            CAPITALIZED MINIMUM
                            --------------                             -----------------------------------------
(dollars in thousands)      AMOUNT   RATIO                             AMOUNT                              RATIO
-----------------------     -------  -----   ------------------------  -------   ------------------------  -----
 AT JUNE 30, 2002
  Capital ratios:
    Tier 1 risk based       $24,756   9.53%  Greater Than or Equal To  $10,386   Greater Than or Equal To  4.0%
    Total risk based         26,702  10.28   Greater Than or Equal To   20,771   Greater Than or Equal To  8.0
    Leverage                 24,756   7.49   Greater Than or Equal To   13,218   Greater Than or Equal To  4.0

----------------------------------------------------------------------------------------------------------------

AT DECEMBER 31, 2001
  Capital ratios:
    Tier 1 risk based       $23,919   9.23%  Greater Than or Equal To  $10,369   Greater Than or Equal To  4.0%
    Total risk based         25,816   9.96   Greater Than or Equal To   20,738   Greater Than or Equal To  8.0
    Leverage                 23,919   7.86   Greater Than or Equal To   12,207   Greater Than or Equal To  4.0

----------------------------------------------------------------------------------------------------------------


                                                                   WELL CAPITALIZED
                                                                       MINIMUM
                                                        ---------------------------------------
(dollars in thousands)                                  AMOUNT                            RATIO
-----------------------     ------------------------    -------  ------------------------ -----
 AT JUNE 30, 2002
  Capital ratios:
    Tier 1 risk based       Greater Than or Equal To    $15,578  Greater Than or Equal To  6.0%
    Total risk based        Greater Than or Equal To     25,964  Greater Than or Equal To 10.0
    Leverage                Greater Than or Equal To     16,523  Greater Than or Equal To  5.0
------------------------------------------------------------------------------------------------

AT DECEMBER 31, 2001
  Capital ratios:
    Tier 1 risk based       Greater Than or Equal To    $15,554  Greater Than or Equal To  6.0%
    Total risk based        Greater Than or Equal To     25,923  Greater Than or Equal To 10.0
    Leverage                Greater Than or Equal To     15,259  Greater Than or Equal To  5.0

------------------------------------------------------------------------------------------------


NOTE 5--CONTINGENT LIABILITIES

      During second quarter 2001, the management of PeoplesBank became aware of a potential loss stemming from its merchant credit card business. Some individuals, who transacted business with a former PeoplesBank merchant customer, are seeking refunds claiming that service was not rendered. The merchant did not have sufficient funds to cover reimbursement requests, and PeoplesBank terminated the merchant's credit card account relationship. Losses of approximately $1,500 were included in other expense for the first six months of 2002 and $41,000 for the year 2001, which represent refunds in excess of funds available in the merchant's account. Management cannot estimate the additional potential loss associated with this merchant credit card account at this time. Management has engaged legal counsel to determine the extent of its liability and to assist it with developing and pursuing legal remedies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for Codorus Valley Bancorp, Inc. (Codorus Valley or Corporation), a bank holding company, and its wholly owned subsidiary, PeoplesBank, A Codorus Valley Company (PeoplesBank), are provided below. Codorus Valley's consolidated financial condition and results of operations consist almost entirely of PeoplesBank's financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future.

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

CRITICAL ACCOUNTING POLICIES:

Disclosure of Codorus Valley's significant accounting policies is included in
Note 1 to the consolidated financial statements of the 2001 Annual Report to Stockholders, filed as Exhibit 13 to the Annual Report on Form 10-K for the period ended December 31, 2001. Some of these policies are particularly sensitive, requiring that significant judgements, estimates and assumptions be made by management. Additional information is contained in Management's Discussion and Analysis for the most sensitive of these issues, including the provision and allowance for loan losses, which are located on pages 13 and 17 of this Report.

Significant estimates are made by management in determining the allowance for loan losses. Management considers a variety of factors in establishing this estimate such as current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, financial and managerial strengths of borrowers, adequacy of collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Based on its analysis, management believes that the allowance for loan losses is adequate at June 30, 2002.

THREE MONTHS ENDED JUNE 30, 2002
COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

OVERVIEW

Net income for the second quarter of 2002 was $659,000 or $.24 per diluted share, compared to $726,000 or $.27 per diluted share, for the second quarter of 2001. The $67,000 or 9 percent decrease in current period net income was caused primarily by a 6 percent decrease in net interest income and an 8 percent increase in noninterest expense. The decrease in net interest income was due to a decrease in the interest income component, which was greater than the decrease in interest expense on interest bearing liabilities. Interest income was constrained by lower yields on earning assets due to low market interest rates, reductions in income from business loans that were placed on nonaccrual and other factors. The increase in noninterest expense was caused primarily by increased operating expenses attributable to the addition of two full service financial centers, a centralized call center and a mortgage banking operation in the prior year. The decrease in net interest income and increase in noninterest expense more than offset a 20 percent increase in noninterest income and a 55 percent decrease in federal income taxes. The increase in noninterest income was caused primarily by gains from the sale of mortgages and normal business growth. The decrease in federal income tax was due to the recognition of tax credits, described in the Income Tax section of this report. An explanation of the factors and trends that caused changes between the two periods, by earnings category, is provided below.

NET INTEREST INCOME

Net interest income for the second quarter of 2002 was $2,768,000, a decrease of $178,000 or 6 percent below the second quarter of 2001. The decrease in net interest income was due to a decrease in the interest income component, which was greater than the decrease in interest expense on interest bearing liabilities. Interest income was constrained by lower yields on earning assets due to low market interest rates, reductions in income from business loans that were placed on nonaccrual and other factors described in the year-to-date section of this report. Earning assets averaged $313 million and yielded 6.42 percent (tax equivalent) for second quarter 2002, compared to $279 million and
8.06 percent, respectively, for the same period in 2001. Interest bearing liabilities averaged $281 million at an average rate of 3.35 percent for the second quarter of 2002, compared to $253 million and 4.37 percent, respectively, for the same period in 2001.

PROVISION FOR LOAN LOSSES

A $50,000 provision expense for loan losses was recorded in the current three-month period, compared to $83,000 for the same period in 2001. The expense for each period was responsive to loan growth and the condition of the loan portfolio. Refer to the nonperforming assets and allowance for loan losses sections of this Report.

NONINTEREST INCOME

Total noninterest income for the current three-month period was $693,000, an increase of $115,000 or 20 percent above the second quarter of 2001. Current period noninterest income included an $81,000 increase in gains from the sale of held-for-sale residential mortgages. Low market interest rates continued to prevail throughout the current period, which was beneficial for the mortgage lending business. The increase in trust and investment service fees and service charges on deposit accounts was due primarily to normal business growth.

NONINTEREST EXPENSE

Total noninterest expense for the current three-month period was $2,627,000, an increase of $188,000 or 8 percent above the second quarter of 2001. The increase was caused primarily by increases in salaries and benefits, and marketing and advertising expenses. Salaries and benefits increased $192,000 or 16 percent due primarily to staffing two financial centers, a mortgage banking operation and a centralized call center, which became operational primarily in the latter half of 2001. Marketing and advertising expense increased $38,000 or 34 percent due to an increase in product and image advertising.

INCOME TAXES

The provision for federal income tax was $125,000 for the current three-month period, compared to $276,000 for the same period in 2001. The 55 percent decrease in the current period reflects the recognition of tax credits described in the year-to-date section of this report.

SIX MONTHS ENDED JUNE 30, 2002
COMPARED TO SIX MONTHS ENDED JUNE 30, 2001


INCOME STATEMENT ANALYSIS

OVERVIEW

Net income for the current six-month period was $1,446,000 or $.54 per diluted share, compared to $1,358,000 or $.50 per diluted share, for the same period of 2001. The $88,000 or 6.5 percent increase in current period net income was caused primarily by an increase in noninterest income and a decrease in federal income tax. The 37 percent increase in noninterest income was due primarily to gains from the sale of held-for-sale mortgages and available-for-sale securities. The 42 percent decrease in federal income tax was due to tax credits, which PeoplesBank will receive from its investment in a real estate partnership with an affiliate of the YMCA of York, Pennsylvania. The partnership's purpose is to provide affordable housing to qualified families and, to a lesser degree to provide space for commercial purposes in downtown York, as part of a revitalization initiative. The increase in noninterest income and decrease in federal income tax more than offset an increase in noninterest expense and a decrease in net interest income. The 9 percent increase in noninterest expense was caused primarily by increased operating expenses attributable to the addition of two full service financial centers, a centralized call center and a mortgage banking operation in the prior year. The 3 percent decrease in net interest income was caused by lower yields on earning assets due to a lower interest rate environment and other factors. Net income as a percentage of average total assets for the first six months (annualized) of 2002 was 0.86 percent, compared to 0.90 percent for the same period of 2001. Net income as a percentage of average stockholders' equity for the first six months (annualized) of 2002 was 9.66 percent compared, to 9.70 percent for the same period of 2001. Total assets of the Corporation on June 30, 2002, were $347 million, an increase of $17 million or 5 percent above December 31, 2001. Management believes that the Corporation and PeoplesBank were both well capitalized on June 30, 2002, based on FDIC capital guidelines. An explanation of the factors and trends that caused changes between the two periods, by earnings category, is provided below.

NET INTEREST INCOME

Net interest income for the current six-month period ended June 30, 2002, was $5,510,000, a decrease of $161,000 or 3 percent below the same period in 2001. Net interest income decreased due to several factors: lower yields on earning assets caused by low market interest rates; an increase in variable rate business loans, with yields significantly below fixed rate loans; interest income reductions caused by placing several large business loans on nonaccrual; and a higher level of liquidity due to deposit growth. Earning assets averaged $309 million and yielded 6.80 percent (tax equivalent) for 2002, compared to $276 million and 8.35 percent, respectively, for 2001. Interest bearing liabilities averaged $277 million at an average rate of 3.47 percent for 2002, compared to $249 million and 4.53 percent, respectively, for 2001. Declining market interest rates, which prevailed throughout 2001, have remained at historically low levels for the current period, lowering yields on earning assets and funding costs. Based on a balance sheet simulation analysis at June 30, 2002, management believes that Codorus Valley is asset sensitive, which may increase net interest income if market interest rates rise in the period ahead.

PROVISION FOR LOAN LOSSES

A $70,000 provision expense for loan losses was recorded in the current six-month period, compared to $113,000 for the same period in 2001. The expense for each period was responsive to loan growth and the condition of the loan portfolio. Refer to the nonperforming assets and allowance for loan losses sections within this Report.

NONINTEREST INCOME

Total noninterest income for the current six-month period was $1,616,000, an increase of $440,000 or 37 percent above the same period in 2001. Most of the increase was caused by gains from the sale of residential mortgages and investment securities. Gains from the sale of residential mortgages were up $256,000 above the prior year due to mortgage banking operations, which did not exist during the first six months of 2001, and low market interest rates. The current period also reflected $72,000 in gains from the sale of available-for-sale securities. No gains were realized from the sale of securities during the same period of 2001. Increases in the remaining categories of noninterest income were due primarily to normal business growth.

NONINTEREST EXPENSE

Total noninterest expense for the current six-month period was $5,314,000, an increase of $450,000 or 9 percent above the same period in 2001. The increase was caused primarily by increases in salaries and benefits, professional and legal, marketing and advertising, and other expense. Salaries and benefits increased $383,000 or 16 percent due primarily to staffing two financial centers, a mortgage banking operation and a centralized call center primarily in the latter half of 2001. Professional and legal expense increased $37,000 or 41 percent due to several factors: dispute (via arbitration, which was settled) with selected building contractors relative to issues associated with construction of the corporate center facility; revision of PeoplesBank's 401k Plan; and advice on future growth strategies. Marketing and advertising expense increased $48,000 or 24 percent due to an increase in product and image advertising. Other expense increased $48,000 or 6 percent due to a $35,000 loss on a fraudulent check, and normal business growth.

FRANCHISE EXPANSION

Management plans to establish a financial center in the new Susquehanna Commerce Center at 221 West Philadelphia Street in downtown York, Pennsylvania when construction is complete during the fourth quarter of 2002. An eight-year operating lease, with renewal options, for approximately 2,814 square feet of space has been executed. Base rent for the first year is $42,500. The lease agreement provides for annual increases in base rent.

CAPITAL INVESTMENT IN TECHNOLOGY

Automation of the teller function at PeoplesBank is underway. Capital investment in teller automation software and printers is expected to increase productivity and quality control, and increase fee income. It is also expected to enhance sales and corporate image. The new system will cost approximately $127,000 and will be depreciated over a five-year useful life. Plans call for the teller automation system to be operational by the end of September 2002.

INCOME TAXES

The provision for federal income tax was $296,000 for the current six-month period, compared to $512,000 for the same period in 2001. The 42 percent decrease in tax in the current period reflects the recognition of tax credits from PeoplesBank's investment in a low-income housing partnership with an affiliate of the YMCA of York, Pennsylvania, described more fully in the 2001 Annual Report to Stockholders.


BALANCE SHEET REVIEW

INVESTMENTS AND FEDERAL FUNDS SOLD

On June 30, 2002, overnight investments in federal funds sold reflected a $15 million decrease from year-end 2001, as funds were deployed to available-for-sale securities to obtain higher yields. Available-for-sale securities increased $26 million from year-end 2001, due primarily to the deployment of overnight investments, and deposit growth.

LOANS

On June 30, 2002, loans increased $11 million from year-end 2001, principally business loans. In contrast, on June 30, 2002, held-for-sale mortgages decreased $11 million from year-end 2001. The decrease in held-for-sale mortgages represented a focused effort by management to liquidate this portfolio and generate gains.

DEPOSITS

On June 30, 2002, total deposits increased $15 million from year-end 2001. The increase in deposits, principally core deposits, was driven primarily by customers seeking safe haven from depressed securities markets. The addition of two financial centers in 2001 also contributed to deposit growth in the current period.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

Stockholders' equity, or capital, as a source of funds, enables Codorus Valley to maintain asset growth and absorb losses. Total stockholders' equity was approximately $30,604,000 on June 30, 2002, an increase of $1,236,000 or 4.2 percent above December 31, 2001. The increase was caused primarily by increases in net income and unrealized gains from available-for-sale securities.

On July 9, 2002, the board of directors declared a quarterly cash dividend of $0.12 per share, payable on or before August 13, 2002, to shareholders of record July 23, 2002. This follows $0.12 ($0.114 adjusted) per share cash dividends paid in May and February. Additionally, a 5 percent stock dividend was paid on June 6, 2002. Payment of the stock dividend resulted in the issuance of 127,927 common shares. The weighted average shares of common stock outstanding, used for basic and diluted calculations, were 2,692,435 and 2,700,764, respectively, for the six-month period ended June 30, 2002. Comparatively, shares for both basic and diluted calculations were 2,690,527, for the period ended June 30, 2001.

Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgements. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 4 -- Regulatory Matters, to the financial statements. Management believes that Codorus Valley and PeoplesBank were well capitalized on June 30, 2002, based on FDIC capital guidelines.

RISK MANAGEMENT

NONPERFORMING ASSETS

Table 1 -- Nonperforming Assets and Past Due Loans, provides a summary of nonperforming assets and past due loans, and related ratios. The paragraphs below provide information for selected categories for June 30, 2002, compared to December 31, 2001.

TABLE 1--NONPERFORMING ASSETS AND PAST DUE LOANS

                                                     June 30,   December 31,
(dollars in thousands)                                2002          2001
------------------------------------------------      ------       ------
Nonaccrual loans                                      $5,493       $1,411
Foreclosed real estate, net of allowance                 624          692
                                                      ------       ------
     Total nonperforming assets                       $6,117       $2,103
                                                      ======       ======

Accruing loans that are contractually past due
     90 days or more as to principal or interest      $  235       $  164

Ratios:
Nonaccrual loans as a % of total year-end loans         2.32%        0.62%

Nonperforming assets as a % of total year-end
     loans and net foreclosed real estate               2.58%        0.93%

Nonperforming assets as a % of total year-end
     stockholders' equity                              19.99%        7.16%

Allowance for loan losses as a multiple of
     nonaccrual loans                                    .4x         1.3x

Nonaccrual loans were principally comprised of collateral dependent business loans. Accordingly, Codorus Valley recognized interest income on a cash basis for these loans. On June 30, 2002, the nonaccrual loan portfolio was $5,493,000, an increase of $4,082,000 above December 31, 2001. The increase was caused by the addition of four unrelated business loan accounts. Based on information that came to light during the second quarter, management believes that the largest loan, which totals $2,647,000, is adequately collateralized. The $325,000 allowance previously established for this account was no longer deemed necessary. The remaining three loan accounts, which range in size from $303,000 to $932,000, are not adequately collateralized, in management's judgement. A loss allowance, totaling $691,000, has been established for these three accounts, pending collateral liquidation and debt workout. On June 30, 2002, the nonaccrual loan portfolio was comprised of nineteen unrelated accounts, ranging in size from $3,000 to $2,647,000. These loan relationships vary by industry and are generally collateralized with real estate assets. Management and the board of directors evaluate an allowance for probable loan losses at least quarterly.

Foreclosed real estate, net of reserve, was $624,000 on June 30, 2002, which was below the level at year-end 2001. On June 30, 2002, the foreclosed real estate portfolio consisted of four unrelated accounts, ranging in size from $13,000 to $502,000. The single largest property makes up 76 percent of the total portfolio. Management believes that the fair value of this property exceeds its carrying value. An allowance for probable losses, which is evaluated at least quarterly, has been established for foreclosed real estate assets whose estimated fair value, less selling expenses, is below their financial carrying value. On June 30, 2002, the allowance was $35,000. For the first six months of 2002 a $30,000 loss provision was recorded to reflect losses associated with declines in fair value. Comparatively, a $22,000 loss provision was recorded for the same period of 2001. Efforts to liquidate foreclosed real estate are proceeding as quickly as potential buyers can be located and legal constraints permit.

Accruing loans that are contractually past due 90 days or more as to principal or interest totaled $235,000 on June 30, 2002, compared to $164,000 on December 31, 2001. The level for both periods is considered immaterial. Generally, loans in the past due category are adequately collateralized and in the process of collection.

ALLOWANCE FOR LOAN LOSSES

Table 2 -- Analysis of Allowance for Loan Losses, shows a $1,946,000 allowance on June 30, 2002, which was 0.82 percent of total loans. Based on a recent evaluation of potential loan losses in the current portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on June 30, 2002.

TABLE 2-ANALYSIS OF ALLOWANCE FOR LOAN LOSSES


(dollars in thousands)                               2002         2001
                                                    ------       ------
 Balance-January 1,                                 $1,898       $1,967

 Provision charged to operating expense                 70          113

 Loans charged off:
        Commercial                                      30           79
        Real estate-mortgage                             7            0
        Consumer                                        26           70
                                                    ------       ------
      Total loans charged off                           63          149

 Recoveries:
        Commercial                                      34            4
        Real estate-mortgage                             0            0
        Consumer                                         7            3
                                                    ------       ------
      Total recoveries                                  41            7
                                                    ------       ------
      Net charge-offs (recoveries)                      22          142

 Balance-June 30,                                   $1,946       $1,938
                                                    ======       ======


 Ratios:


 Net charge-offs (annualized) to average
        total loans                                   0.02%        0.12%
 Allowance for loan losses to total loans
        at period-end                                 0.82%        0.87%
 Allowance for loan losses to nonaccrual loans
        and loans past due 90 days or more            34.0%        98.8%

LIQUIDITY

Codorus Valley's loan-to-deposit ratio, which is used as a broad measure of liquidity, was approximately 81 percent on June 30, 2002, and December 31, 2001. During 2002, continued growth in deposits and proceeds from the sale of held-for-sale mortgages resulted in increased liquidity for

Codorus Valley. These funds, temporarily invested in overnight instruments, were largely deployed into available-for-sale securities, and loans by June 30, 2002.

Codorus Valley's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments of existing loans, and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on June 30, 2002, were $51,072,000, which consisted of $33,446,000 in unfunded commitments of existing loans, $14,976,000 to grant new loans and $2,650,000 in letters of credit. Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon. Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore do not present a significant liquidity risk to Codorus Valley.

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

Codorus Valley performed a simulation on its balance sheet for June 30, 2002. The results of that point-in-time analysis are shown in Table 3 -- Interest Rate Sensitivity. Since year-end 2001, Codorus Valley's balance sheet has become less asset sensitive because overnight investments decreased while investment securities increased, particularly in the three to four year average life category. Generally, the financial services industry has experienced increased liquidity, as deposit customers sought safe haven from depressed securities markets, loan customers refinanced and bond issuers called bonds.

 TABLE 3-INTEREST RATE SENSITIVITY

                         at June 30, 2002
-----------------------------------------------------------------------
                                                         Change in
 Change in interest rates     Forecasted interest        net income
(basis points) over 12 mos    rate scenario           $000's       %
-----------------------------------------------------------------------
          +200                High                      187        5.7
             0                Flat (baseline)             0          0
          -200                Low                      (372)     (11.3)
          +175                Most likely                83        2.5


                      at December 31, 2001
-----------------------------------------------------------------------
                                                          Change in
 Change in interest rates     Forecasted interest        net income
 (basis points) over 12 mos   rate scenario           $000's       %
-----------------------------------------------------------------------
          +200                High                      304      10.2
           0                  Flat (baseline)             0       0
          -200                Low                      (458)    (15.4)
          +175                Most likely                35       1.2

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the opinion of management, there are no proceedings pending to which the Corporation or its subsidiaries are a party or to which their property is subject, which, if determined adversely to the Corporation or its subsidiaries, would be material in relation to the Corporation's or its subsidiaries' financial condition. There are no proceedings pending other than ordinary routine litigation incident to the business of the Corporation or its subsidiaries. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or its subsidiaries by government authorities.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
Nothing to report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) An annual meeting of shareholders was held on May 21, 2002, at 9:00 am, Codorus Valley Corporate Center, 105 Leader Heights Road, York, Pennsylvania 17403.

(b), (c) Three directors were re-elected at the May 21, 2002, meeting. Votes were as follows:


                                                        Votes
                            Term      Votes             Against or
Re-elected                  Expires   For               Withheld*
Class C:
  D. Reed Anderson, Esq     2005      2,151,915          3,530
  MacGregor S. Jones        2005      2,151,905          3,540
  Larry J. Miller           2005      2,127,735         27,710

*includes broker nonvotes


Directors whose term continued after the meeting:


                                            Term Expires
                                            ------------
      Class A:
        Rodney L. Krebs                         2003
        Dallas L. Smith                         2003
        George A. Trout, D.D.S.                 2003

      Class B:
        M. Carol Druck                          2004
        Donald H. Warner                        2004


ITEM 5. OTHER INFORMATION


On July 9, 2002, the board of directors appointed Michael L. Waugh, Pennsylvania State Senator, as a Class B director on the boards of Codorus Valley and PeoplesBank. Both boards have nine members including Mr. Waugh.

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

11 Statement re: Computation of Earnings Per Share can be referenced in Note 2 of the Consolidated Financial Statements in this report.

Exhibit
Number      Description of Exhibit
------      ----------------------
99.1        Certification of Principal Executive Officer Pursuant to 18 U.S.C.
            Section 1350. (Filed as part of this June 30, 2002, Form 10Q on page
            23.)

99.2        Certification of the Principal Financial Officer Pursuant to 18
            U.S.C. Section 1350. (Filed as part of this June 30, 2002, Form 10Q on page 24.)


ITEM 6. (B) REPORTS ON FORM 8-K
None.



                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the authorized undersigned.

                                                Codorus Valley Bancorp, Inc.
                                                           (Registrant)


August 12, 2002                                 /s/ Larry J. Miller
---------------                                 --------------------------------
Date                                            Larry J. Miller
                                                President & CEO
                                                (Principal executive officer)



August 12, 2002                                 /s/ Jann A. Weaver
---------------                                 --------------------------------
Date                                            Jann A. Weaver
                                                Treasurer & Assistant Secretary
                                                (Principal financial and
                                                accounting officer)\