Form 10-Q
period 2002-09-30
CODORUS VALLEY BANCORP INC
filed 2002-11-13
CIK 806279

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2002
                                       or
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For the transition period from____________to______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On October 22, 2002, 2,694,830 shares of common stock, par value $2.50, were outstanding.

                          Codorus Valley Bancorp, Inc.

                                FORM 10-Q INDEX

                                                                                      Page #
                                                                                      ------
PART I - FINANCIAL INFORMATION
         ---------------------
Item 1.      Financial statements:
               Consolidated statements of financial condition                            3
               Consolidated statements of income                                         4
               Consolidated statements of cash flows                                     5
               Consolidated statements of changes in stockholders' equity                6
               Notes to consolidated financial statements                                7

Item 2.      Management's discussion and analysis of financial condition and
                results of operations                                                   10

Item 3.      Quantitative and qualitative disclosures about market risk                 20

Item 4.      Controls and procedures                                                    20

PART II - OTHER INFORMATION
          -----------------

Item 1.      Legal proceedings                                                          21

Item 2.      Changes in securities and use of proceeds                                  21

Item 3.      Defaults upon senior securities                                            21

Item 4.      Submission of matters to a vote of security holders                        21

Item 5.      Other information                                                          21

Item 6.      Exhibits and reports on Form 8-K                                           21

SIGNATURES                                                                              22

CERTIFICATIONS
Certification of Principal Executive Officer Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002                                                     23
Certification of Principal Financial Officer Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002                                                     23
Certification of Principal Executive Officer Pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002                                                     24
Certification of Principal Financial Officer Pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002                                                     25

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     Codorus Valley Bancorp, Inc.
            Consolidated Statements of Financial Condition
                              Unaudited

                                                                                                  September 30,   December 31,
(dollars in thousands, except per share data)                                                         2002            2001
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest bearing deposits with banks                                                              $       219      $       388
Cash and due from banks                                                                                10,878            9,722
Federal funds sold                                                                                          0           14,925
------------------------------------------------------------------------------------------------------------------------------
      Total cash and cash equivalents                                                                  11,097           25,035
Securities, available for sale                                                                         76,628           38,362
Securities, held to maturity (fair value $9,804 for 2002 and $9,216 for 2001)                           9,357            9,358
Loans, held for sale                                                                                    4,091           12,349
Loans (net of deferred fees of  $661 in 2002 and $691 in 2001)                                        229,929          225,785
Less-allowance for loan losses                                                                         (2,069)          (1,898)
------------------------------------------------------------------------------------------------------------------------------
      Net loans                                                                                       227,860          223,887
Premises and equipment                                                                                  9,194            9,449
Other assets                                                                                           13,441           12,015
------------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                                $   351,668      $   330,455
==============================================================================================================================

LIABILITIES
Deposits:
    Noninterest-bearing                                                                           $    30,231      $    26,093
    Interest-bearing                                                                                  262,762          250,852
------------------------------------------------------------------------------------------------------------------------------
      Total deposits                                                                                  292,993          276,945
Short-term debt                                                                                         5,255                0
Long-term debt                                                                                         19,274           19,573
Other liabilities                                                                                       2,401            4,569
------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                               319,923          301,087

STOCKHOLDERS' EQUITY
Series preferred stock, par value $2.50 per share;
    1,000,000 shares authorized;  0 shares issued and outstanding                                           0                0
Common stock, par value $2.50 per share;
    10,000,000 shares authorized; 2,694,830 shares issued and
    outstanding on 9/30/02 and 2,564,261 on 12/31/01                                                    6,737            6,411
Additional paid-in capital                                                                             15,527           14,004
Retained earnings                                                                                       8,192            8,526
Accumulated other comprehensive income                                                                  1,289              427
------------------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                                       31,745           29,368
------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                                                  $   351,668      $   330,455
==============================================================================================================================

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
                       Consolidated Statements of Income
                                   Unaudited

                                                                   Three months ended             Nine months ended
                                                                      September 30,                 September 30,
(dollars in thousands, except per share data)                    2002          2001            2002              2001
------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                                         $   4,272      $   4,769       $   12,931       $   14,248
Investment securities:
    Taxable                                                         776            618            1,920            1,792
    Tax-exempt                                                      133            137              395              409
    Dividends                                                         7             14               27              107
Other                                                                39            215              222              460
------------------------------------------------------------------------------------------------------------------------
      Total interest income                                       5,227          5,753           15,495           17,016

INTEREST EXPENSE
Deposits                                                          1,841          2,466            5,986            7,471
Federal funds purchased and other short-term borrowings               1              0                1                7
Long-term debt                                                      298            291              911              871
------------------------------------------------------------------------------------------------------------------------
      Total interest expense                                      2,140          2,757            6,898            8,349
------------------------------------------------------------------------------------------------------------------------
      Net interest income                                         3,087          2,996            8,597            8,667
PROVISION FOR LOAN LOSSES                                             0             30               70              143
------------------------------------------------------------------------------------------------------------------------
      Net interest income after provision for loan losses         3,087          2,966            8,527            8,524

NONINTEREST INCOME
Trust and investment services fees                                  182            159              581              507
Service charges on deposit accounts                                 202            191              571              529
Income from bank owned life insurance                                81             79              229              219
Other income                                                        165            208              469              487
Gain on sale of securities                                          107              0              179                0
Gain on sale of mortgages                                           136              1              460               69
------------------------------------------------------------------------------------------------------------------------
      Total noninterest income                                      873            638            2,489            1,811

NONINTEREST EXPENSE
Salaries and benefits                                             1,488          1,332            4,341            3,802
Occupancy of premises, net                                          194            208              595              606
Furniture and equipment                                             257            274              794              804
Postage, stationery and supplies                                     98             84              299              299
Professional and legal                                               48             89              176              180
Marketing and advertising                                           109             82              356              281
Foreclosed real estate, net                                           6             94               52              199
Other                                                               517            460            1,418            1,313
------------------------------------------------------------------------------------------------------------------------
      Total noninterest expense                                   2,717          2,623            8,031            7,484
------------------------------------------------------------------------------------------------------------------------

      Income before income taxes                                  1,243            981            2,985            2,851

PROVISION FOR INCOME TAXES                                          271            265              567              777
------------------------------------------------------------------------------------------------------------------------
      Net income                                              $     972      $     716       $    2,418       $    2,074
========================================================================================================================

      Net income per share, basic                             $    0.36      $    0.27       $     0.90       $     0.77
      Net income per share, diluted                           $    0.36      $    0.27       $     0.89       $     0.77
========================================================================================================================

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
                     Consolidated Statements of Cash Flows
                                   Unaudited

                                                                                  Nine months ended September 30,
(dollars in thousands)                                                                  2002               2001
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                            $  2,418           $  2,074
Adjustments to reconcile net income
  to net cash provided by operations:
   Depreciation                                                                            723                717
   Provision for loan losses                                                                70                143
   Amortization of investment in real estate partnership                                   589                  0
   Increase in cash surrender value of life insurance investment                          (229)              (219)
   Originations of held for sale mortgages                                             (34,118)            (2,610)
   Proceeds from sales of held for sale mortgages                                       42,836              4,366
   Gain on sales of held for sale mortgages                                               (460)               (69)
   Gain on sales of securities                                                            (179)                 0
   Gain on sales of foreclosed real estate                                                 (58)               (60)
   Increase in accrued interest receivable and other assets                             (1,189)              (164)
   Increase in accrued interest payable and other liabilities                              113                181
   Other, net                                                                              520                (46)
-----------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                          11,036              4,313

CASH FLOWS FROM INVESTING ACTIVITIES
Securities, available for sale:
   Purchases                                                                           (68,539)           (11,542)
   Maturities and calls                                                                 17,158              9,565
   Sales                                                                                14,316              2,313
Net increase in loans made to customers                                                 (4,333)            (9,072)
Purchases of premises and equipment                                                       (521)              (621)
Investment in real estate partnership                                                   (2,982)                 0
Investment in cash surrender value life insurance                                         (306)                 0
Purchase of assets of insurance agency                                                    (125)                 0
Proceeds from sales of foreclosed real estate                                              257              1,728
-----------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                             (45,075)            (7,629)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits                                             20,274              5,884
Net (decrease) increase in time deposits                                                (4,226)            19,052
Net increase in short-term borrowings                                                    5,255                  0
Repayment of long-term debt                                                               (299)              (247)
Dividends paid                                                                            (938)              (893)
Issuance of common stock                                                                    39                 24
Cash paid in lieu of fractional shares                                                      (4)                (4)
-----------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                          20,101             23,816
-----------------------------------------------------------------------------------------------------------------

     Net (decrease) increase in cash and cash equivalents                              (13,938)            20,500
     Cash and cash equivalents at beginning of year                                     25,035              9,737
-----------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at end of period                                       $ 11,097           $ 30,237
-----------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and borrowed funds                                          $  6,996           $  8,345
Income taxes paid                                                                     $    425           $    805

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                   Unaudited

                                                                                            Accumulated
                                                               Additional                      Other
                                                   Common       Paid-in       Retained     Comprehensive     Treasury
(dollars in thousands)                              Stock       Capital       Earnings         Income         Stock       Total
--------------------------------------------------------------------------------------------------------------------------------
For the nine months ended September 30, 2002

Balance, December 31, 2001                         $6,411       $14,004       $ 8,526         $  427          $   0      $29,368
Comprehensive income:
   Net income                                                                   2,418                                      2,418
   Other comprehensive income, net of tax:
     Unrealized gains on securities, net                                                         862                         862
                                                                                                                         -------
Total comprehensive income                                                                                                 3,280
Cash dividends ($.348 per share, adjusted)                                       (938)                                      (938)
5% stock dividend - 127,927 shares at fair value      320         1,490        (1,814)                                        (4)
Issuance of common stock - 2,642 shares                 6            33                                                       39
--------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2002                        $6,737       $15,527       $ 8,192         $1,289          $   0      $31,745
================================================================================================================================
For the nine months ended September 30, 2001

Balance, December 31, 2000                         $6,137       $12,447       $ 8,844         $  126          $(163)     $27,391
Comprehensive income:
   Net income                                                                   2,074                                      2,074
   Other comprehensive income, net of tax:
     Unrealized gains on securities, net                                                         569                         569
                                                                                                                         -------
Total comprehensive income                                                                                                 2,643
Cash dividends ($.332 per share, adjusted)                                       (893)                                      (893)
5% stock dividend - 121,738 shares at fair value      268         1,464        (1,899)                          163           (4)
Issuance of common stock - 2,100 shares                 6            19             2                                         27
--------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001                        $6,411       $13,930       $ 8,128         $  695          $   0      $29,164
================================================================================================================================

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

The consolidated financial statements include the accounts of Codorus Valley Bancorp, Inc. and its wholly owned bank subsidiary, PeoplesBank, A Codorus Valley Company, and its wholly owned nonbank subsidiary, SYC Realty Company, Inc. PeoplesBank has two wholly owned subsidiaries, SYC Insurance Services, Inc. and SYC Settlement Services, Inc. All significant intercompany account balances and transactions have been eliminated in consolidation. The combined results of operations of the nonbank subsidiaries are not material to the consolidated financial statements.

The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

Stock dividend and per share computations
All per share computations include the retroactive effect of stock dividends declared, including the 5 percent stock dividend declared April 9, 2002. The weighted average shares of common stock outstanding, used for basic and diluted calculations, were 2,693,595 and 2,703,991, respectively, for the three-month period ended September 30, 2002; and 2,692,826 and 2,703,222, respectively, for the nine-month period ended September 30, 2002. Comparatively, shares for both basic and diluted calculations were 2,691,419 for the three-month period ended September 30, 2001; and 2,690,828, for the nine-month period ended September 30, 2001.

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

                                                           Three months ended           Nine months ended
                                                              September 30,               September 30,
(dollars in thousands)                                     2002          2001           2002          2001
----------------------------------------------------------------------------------------------------------
Unrealized holding gains
  arising during the period                               $ 793         $ 308          $1,485        $ 862
Reclassification adjustment for gains
  included in net income                                   (107)            0            (179)           0
----------------------------------------------------------------------------------------------------------
Net unrealized gains                                        686           308           1,306          862
Tax effect                                                 (233)         (105)           (444)        (293)
----------------------------------------------------------------------------------------------------------
Net of tax effect                                         $ 453         $ 203          $  862        $ 569
==========================================================================================================

Reclassifications
Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation format. These reclassifications had no impact on the Corporation's net income.

Recently issued FASB Statements
In April 2002, the Financial Accounting Standards Board issued Statement No. 145, "Rescission of Statements No. 4, 44 and 64, Amendment of Statement No.13." This statement requires that debt extinguishment no longer be classified as an extraordinary item since debt extinguishment has become a risk management strategy for many companies. It also eliminates the inconsistent accounting treatment for sale-leaseback transactions and certain lease modifications that have economic effects similar to sale-leaseback transactions. This statement became effective May 15, 2002, and did not have any impact on the Corporation's financial condition or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit and Activity (including certain costs incurred in a restructuring)." This statement delays recognition of these costs until liabilities are incurred and requires fair value measurement. It does not impact the recognition of liabilities incurred in connection with a business combination or the disposal of long-lived assets. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002, and are not expected to have a significant impact on the Corporation's financial condition or results of operations.

In October 2002, the Financial Accounting Standards Board issued Statement No. 147, "Acquisition of Certain Financial Institutions." This statement provides guidance on accounting for the acquisition of a financial institution, including the acquisition of part of a financial institution. The statement defines criteria for determining whether the acquired financial institution meets the conditions for a "business combination." If the acquisition meets the conditions of a "business combination," the specialized accounting guidance under Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" will not apply after September 30, 2002, and the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of Statement No.
147. The transition provisions were effective on October 1, 2002, and did not have any impact on the Corporation's financial condition or results of operations.

NOTE 3--DEPOSITS

The composition of deposits on September 30, 2002 and December 31, 2001, was as follows:

                                   September 30,    December 31,
(dollars in thousands)                 2002             2001
----------------------------------------------------------------
Noninterest bearing demand           $ 30,231         $ 26,093
NOW                                    34,263           29,301
Money market                           73,033           62,148
Savings                                14,006           13,719
Time CDs less than $100,000           114,828          117,724
Time CDs $100,000 or more              26,632           27,960
----------------------------------------------------------------
Total deposits                       $292,993         $276,945
================================================================

NOTE 4--REGULATORY MATTERS

Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on Codorus Valley's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Codorus Valley and PeoplesBank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators.

Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier I capital as a percentage of risk-weighted assets, and of Tier I capital to average assets (leverage ratio). Management believes that Codorus Valley and PeoplesBank were well capitalized on September 30, 2002, based on FDIC capital guidelines.

----------------------------------------------------------------------------------------------------------------------------
CODORUS VALLEY BANCORP, INC.
                                                                 ADEQUATELY                            WELL CAPITALIZED
                                ACTUAL                      CAPITALIZED MINIMUM                             MINIMUM
                           -------------------------------------------------------------------------------------------------
(dollars in thousands)      AMOUNT  RATIO                 AMOUNT              RATIO                AMOUNT              RATIO
----------------------------------------------------------------------------------------------------------------------------
AT SEPTEMBER 30, 2002
     Capital ratios:
        Tier 1 risk based  $30,078  11.40%  > than = to  $10,558  > than = to  4.0%  > than = to  $15,837  > than = to   6.0%
        Total risk based    32,147  12.18   > than = to   21,116  > than = to  8.0   > than = to   26,395  > than = to  10.0
        Leverage            30,078   8.84   > than = to   13,616  > than = to  4.0   > than = to   17,020  > than = to   5.0
----------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 2001
     Capital ratios:
        Tier 1 risk based  $28,932  10.88%  > than = to  $10,637  > than = to  4.0%  > than = to  $15,956  > than = to   6.0%
        Total risk based    30,829  11.59   > than = to   21,275  > than = to  8.0   > than = to   26,593  > than = to  10.0
        Leverage            28,932   9.27   > than = to   12,482  > than = to  4.0   > than = to   15,603  > than = to   5.0
============================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------
PEOPLESBANK
                                                                 ADEQUATELY                            WELL CAPITALIZED
                                ACTUAL                      CAPITALIZED MINIMUM                             MINIMUM
                           --------------------------------------------------------------------------------------------------
(dollars in thousands)      AMOUNT  RATIO                 AMOUNT            RATIO                  AMOUNT               RATIO
-----------------------------------------------------------------------------------------------------------------------------
AT SEPTEMBER 30, 2002
     Capital ratios:
        Tier 1 risk based  $25,573   9.92%  > than = to  $10,307   > than = to  4.0%  > than = to  $15,460  > than = to   6.0%
        Total risk based    27,642  10.73   > than = to   20,614   > than = to  8.0   > than = to   25,767  > than = to  10.0
        Leverage            25,573   7.66   > than = to   13,352   > than = to  4.0   > than = to   16,690  > than = to   5.0
-----------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 2001
     Capital ratios:
        Tier 1 risk based  $23,919   9.23%  > than = to  $10,369   > than = to  4.0%  > than = to  $15,554  > than = to   6.0%
        Total risk based    25,816   9.96   > than = to   20,738   > than = to  8.0   > than = to   25,923  > than = to  10.0
        Leverage            23,919   7.86   > than = to   12,207   > than = to  4.0   > than = to   15,259  > than = to   5.0
=============================================================================================================================

NOTE 5--CONTINGENT LIABILITIES

During the second quarter of 2001, the management of PeoplesBank became aware of a potential loss stemming from its merchant credit card business. Some individuals, who transacted business with a former PeoplesBank merchant customer, are seeking refunds claiming that service was not rendered. The merchant did not have sufficient funds to cover reimbursement requests, and PeoplesBank terminated the merchant's credit card account relationship. Losses of approximately $1,500 were included in other expense for the first nine months of 2002 and $41,000 for the year 2001, which represent refunds in excess of funds available in the merchant's account. Management cannot estimate the additional potential loss associated with this merchant credit card account at this time. Management has engaged legal counsel to determine the extent of its liability and to assist it with developing and pursuing legal remedies.

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

CRITICAL ACCOUNTING POLICIES:

Disclosure of Codorus Valley's significant accounting policies is included in
Note 1 to the consolidated financial statements of the 2001 Annual Report to Stockholders, filed as Exhibit 13 to the Annual Report on Form 10-K for the period ended December 31, 2001. Some of these policies are particularly sensitive, requiring that significant judgments, estimates and assumptions be made by management. Additional information is contained in Management's Discussion and Analysis for the most sensitive of these issues, including the provision and allowance for loan losses, located on pages 11 and 17 of this Report.

Significant estimates are made by management in determining the allowance for loan losses. Management considers a variety of factors in establishing this estimate such as current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, financial and managerial strengths of borrowers, adequacy of collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Based on its analysis, management believes that the allowance for loan losses is adequate at September 30, 2002.

THREE MONTHS ENDED SEPTEMBER 30, 2002
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

OVERVIEW

Net income for the third quarter of 2002 was $972,000 or $.36 per diluted share, compared to $716,000 or $.27 per diluted share, for the third quarter of 2001. The $256,000 or 36 percent increase in current period net income was caused primarily by a $235,000 or 37 percent increase in noninterest income. The increase in noninterest income was principally attributable to gains from the sale of residential mortgages and investment securities. Current period net income was also favorably impacted by a $91,000 or 3 percent increase in net interest income. The increase in net interest income was due to a decrease in interest expense on interest bearing liabilities, which was greater than the decrease in interest income from earning assets. An explanation of the factors and trends that caused changes between the two periods, by earnings category, is provided below.

NET INTEREST INCOME

Net interest income for the third quarter of 2002 was $3,087,000, an increase of $91,000 or 3 percent above the third quarter of 2001. The increase in net interest income was due to a decrease in interest expense on interest bearing liabilities, which declined to a greater degree than interest income on earning assets. Earning assets averaged $313 million and yielded 6.39 percent (tax equivalent) for third quarter 2002, compared to $293 million and 7.67 percent, respectively, for the same period in 2001. Interest bearing liabilities averaged $286 million at an average rate of 2.97 percent for the third quarter of 2002, compared to $263 million and 4.16 percent, respectively, for the same period in 2001.

PROVISION FOR LOAN LOSSES

For the current three month period, management determined that the allowance for loan losses was adequate; therefore, no provision expense was necessary. Contributing to the allowance's adequacy was the recognition of a $187,500 recovery from a prior period loan loss. Comparatively, $30,000 was recorded as a loan loss provision for the third quarter of 2001. The expense for each period was responsive to loan growth and the condition of the loan portfolio. Information about nonperforming assets and allowance for loan losses can be found within those sections of this Report.

NONINTEREST INCOME

Total noninterest income for the current three-month period was $873,000, an increase of $235,000 or 37 percent above the third quarter of 2001. Current period noninterest income included a $135,000 increase in gains from the sale of residential mortgages. Low market interest rates continued to prevail throughout the current period, which was beneficial for the mortgage lending business. The current period also included $107,000 in gains from the sale of securities, available for sale. Comparatively, management did not sell securities during the third quarter of 2001. Trust and investment services fees increased $23,000 or 14 percent in the current period due in part to the recognition of periodic estate fees and normal business growth. Other income decreased $43,000 or 21 percent due in part to a decrease in fees from the sale of investment products, principally fixed annuities.

NONINTEREST EXPENSE

Total noninterest expense for the current three-month period was $2,717,000, an increase of $94,000 or 4 percent above the third quarter of 2001. The increase was caused primarily by increases in salaries and benefits, postage, marketing and other expenses, which more than offset decreases in professional and legal and foreclosed real estate expenses. Salaries and benefits increased $156,000 or 12 percent due primarily to staffing two financial centers, a mortgage banking operation and a centralized call center, which became operational primarily in the latter half of 2001. Postage expense increased $14,000 or 17 percent due primarily to a postage rate increase and increased volume. Marketing expense increased $27,000 or 33 percent due to an increase in product and image advertising. Other expense increased $57,000 or 12 percent due to increases in employee training, director fees, miscellaneous loan expenses and liability insurance. Professional and legal expense decreased $41,000 or 46 percent during the current period because the third quarter of 2001 included expenses associated with information technology consulting and services, legal advice for Corporate Center arbitration matters and consulting advice relative to future growth strategies. Foreclosed real estate expense decreased $88,000 or 94 percent in the current period, which included gains on the liquidation of properties acquired to satisfy loans. Additionally, prior period foreclosed real estate expense included increased loss provisions due to a deterioration in the net realizable value of acquired properties.

ACQUISITION OF INSURANCE AGENCY

In September 2002, PeoplesBank purchased the assets of Market Street Financial Services, Inc., a full service insurance agency. More information about the acquisition is provided in the year-to-date section of this Report.

CAPITAL INVESTMENT IN TECHNOLOGY

Automation of the teller function at PeoplesBank was completed in September 2002. More information about this project is provided in the year-to-date section of this Report.

INCOME TAXES

The provision for federal income tax was $271,000 for the current three-month period, compared to $265,000 for the third quarter of 2001. In spite of a $262,000 or 27 percent increase in pretax income, the tax provision increased only slightly due to the recognition of tax credits described in the year-to-date section of this Report.

NINE MONTHS ENDED SEPTEMBER 30, 2002
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

INCOME STATEMENT ANALYSIS

OVERVIEW

Net income for the current nine-month period was $2,418,000 or $.89 per diluted share, compared to $2,074,000 or $.77 per diluted share, for the same period of 2001. The $344,000 or 17 percent increase in current period net income was caused primarily by an increase in noninterest income and a decrease in federal income tax. The 37 percent increase in noninterest income was due primarily to gains from the sale of residential mortgages and investment securities. The 27 percent decrease in federal income tax was due to tax credits, which PeoplesBank will receive from its investment in a real estate partnership with an affiliate of the YMCA of York, Pennsylvania. The partnership's purpose is to provide affordable housing to qualified families and, to a lesser degree, to provide space for commercial purposes in downtown York, as part of a revitalization initiative. The increase in noninterest income and decrease in federal income tax more than offset an increase in noninterest expense and a decrease in net interest income. The 7 percent increase in noninterest expense was caused primarily by increased operating expenses attributable to the addition of two full service financial centers, a centralized call center and a mortgage banking operation in the prior year. The 1 percent decrease in net interest income was caused by lower yields on earning assets due to a lower interest rate environment and other factors. Net income as a percentage of average total assets for the first nine months (annualized) of 2002 was 0.95 percent, compared to 0.90 percent for the same period of 2001. Net income as a percentage of average stockholders' equity for the first nine months (annualized) of 2002 was
10.62 percent compared, to 9.78 percent for the same period of 2001. Total assets of the Corporation on September 30, 2002, were $352 million, an increase of $21 million or 6 percent above December 31, 2001. Management believes that the Corporation and PeoplesBank were well capitalized on September 30, 2002, based on FDIC capital guidelines. An explanation of the factors and trends that caused changes between the two periods, by earnings category, is provided below.

NET INTEREST INCOME

Net interest income for the current nine-month period ended September 30, 2002, was $8,597,000, a decrease of $70,000 or 1 percent below the same period in 2001. Net interest income decreased due to several factors: lower yields on earning assets caused by low market interest rates; an increase in variable rate business loans, with yields significantly below fixed rate loans; interest income reductions caused by placing several large business loans on nonaccrual; and a higher level of liquidity due to deposit growth. Earning assets averaged $310 million and yielded 6.76 percent (tax equivalent) for 2002, compared to $281 million and 8.19 percent, respectively, for 2001. Interest bearing liabilities averaged $280 million at an average rate of 3.30 percent for 2002, compared to $254 million and 4.40 percent, respectively, for 2001. Declining market interest rates, which prevailed throughout 2001, have remained at historically low levels for the current period, lowering yields on earning assets and funding costs. Based on a balance sheet simulation analysis at September 30, 2002, management believes that Codorus Valley is asset sensitive, which may increase net interest income if market interest rates rise in the period ahead.

PROVISION FOR LOAN LOSSES

A $70,000 provision expense for loan losses was recorded in the current nine-month period, compared to $143,000 for the same period in 2001. An $187,500 recovery from a loan loss in a prior period was realized in September 2002, which reduced the need for management to add to the provision expense in the third quarter. The expense for each period was responsive to loan growth and condition of the loan portfolio in relation to the allowance for loan losses. Information about nonperforming assets and allowance for loan losses can be found within those sections of this Report.

NONINTEREST INCOME

Total noninterest income for the current nine-month period was $2,489,000, an increase of $678,000 or 37 percent above the same period in 2001. Most of the increase was caused by gains from the sale of residential mortgages and investment securities. Gains from the sale of residential mortgages were up $391,000 above the prior year due to mortgage banking operations, which was not operational during the first nine months of 2001, and low market interest rates. The current period also reflected $179,000 in gains from the sale of securities, available for sale. No gains were realized from the sale of securities during the same period of 2001. Trust and investment services fees increased 15 percent in the current period due to the timing of income recognition. In 2002, management began to collect and record trust fees monthly instead of quarterly, which resulted in a nonrecurring timing benefit. Increases in the remaining categories of noninterest income, with the exception of other income, were due primarily to normal business growth. Noninterest income, a primary focus for management, is expected to increase in the period ahead due to the addition of a full service insurance agency in September 2002, as described below.

NONINTEREST EXPENSE

Total noninterest expense for the current nine-month period was $8,031,000, an increase of $547,000 or 7 percent above the same period in 2001. The increase was caused primarily by increases in salaries and benefits, marketing and other expense. Salaries and benefits increased $539,000 or 14 percent due primarily to staffing two financial centers, a mortgage banking operation and a centralized call center primarily in the latter half of 2001. Marketing expense increased $75,000 or 27 percent due to an increase in product and image advertising. Other expense increased $105,000 or 8 percent due to a $35,000 loss on a fraudulent check, increased loan expenses caused in part by mortgage banking activities, increased employee training expenses and normal business growth. Current period foreclosed real estate expense decreased $147,000 or 74% compared to the first nine months of 2001. The prior period reflected a higher level of carrying costs and loss provisions, which were attributable to a larger portfolio of acquired properties.

ACQUISITION OF INSURANCE AGENCY

In September 2002, PeoplesBank purchased the assets, principally the customer list, of Market Street Financial Services, Inc., a full service insurance agency. The acquisition cost was $375,000, which included a cash downpayment at closing, and two annual installments of cash and corporate stock. The purchase contract also provides for the payment of contingent consideration if predetermined revenue goals are achieved. Presently, the staff of six, which includes the two former owners, is comprised of five licensed sales representatives and one administrator. Plans call for this operation to relocate to the Codorus Valley Corporate Center in early 2003. The customer list intangible asset will be amortized on a straight-line basis over a 15 year period, which is the estimated retention period of its customers. Management believes that the acquisition enables PeoplesBank to expand its investment and insurance product menu and expertise, increase fee income and provide greater convenience to its clients.

FRANCHISE EXPANSION

Management plans to establish a financial center in the new Susquehanna Commerce Center at 221 West Philadelphia Street in downtown York, Pennsylvania, upon completion of its construction during the fourth quarter of 2002. An eight-year operating lease, with renewal options, for approximately 2,814 square feet of space has been executed. Base rent for the first year is $42,500. The lease agreement provides for annual increases in base rent.

CAPITAL INVESTMENT IN TECHNOLOGY

Automation of the teller function at PeoplesBank was completed in September 2002. Capital investment in teller automation software and printers is expected to increase productivity and quality control, and increase fee income. It is also expected to enhance sales and corporate image. The new system cost approximately $145,000 and is being depreciated over a five-year useful life.

INCOME TAXES

The provision for federal income tax was $567,000 for the current nine-month period, compared to $777,000 for the same period in 2001. The $210,000 or 27 percent decrease in tax in the current period reflects the recognition of tax credits from PeoplesBank's investment in a low-income housing partnership with an affiliate of the YMCA of York, Pennsylvania, described more fully in the 2001 Annual Report to Stockholders.

BALANCE SHEET REVIEW

INVESTMENTS AND FEDERAL FUNDS SOLD

On September 30, 2002, overnight investments in federal funds sold reflected a $15 million decrease from year-end 2001, as funds were deployed to available-for-sale securities to obtain higher yields. Available-for-sale securities increased $38 million from year-end 2001, due primarily to the deployment of overnight investments, and deposit growth.

LOANS

On September 30, 2002, loans increased $4 million from year-end 2001, principally business loans. In contrast, on September 30, 2002, held-for-sale mortgages decreased $8 million from year-end 2001. The decrease in held-for-sale mortgages represented a focused effort by management to liquidate this portfolio and generate gains.

DEPOSITS

On September 30, 2002, total deposits increased $16 million from year-end 2001. The increase in deposits, principally core deposits, was driven primarily by customers seeking safe haven from depressed securities markets. The addition of two financial centers in 2001 also contributed to deposit growth in the current period.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

Stockholders' equity, or capital, as a source of funds, enables Codorus Valley to maintain asset growth and absorb losses. Total stockholders' equity was approximately $31,745,000 on September 30, 2002, an increase of $2,377,000 or 8 percent above December 31, 2001. The increase was caused primarily by increases in retained net income and unrealized gains from available-for-sale securities.

On October 8, 2002, the board of directors declared a quarterly cash dividend of $0.12 per share, payable on or before November 12, 2002, to shareholders of record October 22, 2002. This follows a $0.12 per share dividend paid in August, May ($0.114 adjusted) and February ($0.114 adjusted). Additionally, a 5 percent stock dividend was paid on June 6, 2002. Payment of the stock dividend resulted in the issuance of 127,927 common shares. The weighted average shares of common stock outstanding, used for basic and diluted calculations, were 2,692,826 and 2,703,222, respectively, for the nine-month period ended
September 30, 2002. Comparatively, shares for both basic and diluted calculations were 2,690,828, for the nine-month period ended September 30, 2001.

Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 4--Regulatory Matters, to the financial statements. Management believes that Codorus Valley and PeoplesBank were well capitalized on September 30, 2002, based on FDIC capital guidelines.

RISK MANAGEMENT

NONPERFORMING ASSETS

Table 1--Nonperforming Assets and Past Due Loans, provides a summary of nonperforming assets and past due loans, and related ratios. The paragraphs below provide information for selected categories for September 30, 2002, compared to December 31, 2001.

TABLE 1-NONPERFORMING ASSETS AND PAST DUE LOANS

                                                                 September 30,       December 31,
(dollars in thousands)                                               2002                2001
-------------------------------------------------------------------------------------------------
Nonaccrual loans                                                     $6,602             $1,411
Foreclosed real estate, net of allowance                                638                692
-------------------------------------------------------------------------------------------------
     Total nonperforming assets                                      $7,240             $2,103
=================================================================================================

Accruing loans that are contractually past due
     90 days or more as to principal or interest                     $   34             $  164

Ratios:
Nonaccrual loans as a % of total period-end loans                      2.87%              0.62%

Nonperforming assets as a % of total period-end
     loans and net foreclosed real estate                              3.14%              0.93%

Nonperforming assets as a % of total period-end                       22.81%              7.16%
     stockholders' equity

Allowance for loan losses as a multiple of
     nonaccrual loans                                                    .3x               1.3x

Nonaccrual loans were principally comprised of collateral dependent business loans. Accordingly, Codorus Valley recognized interest income on a cash basis for these loans. On September 30, 2002, the nonaccrual loan portfolio was $6,602,000, an increase of $5,191,000 above December 31, 2001. The increase was caused by the addition of five unrelated business loan accounts. Management believes that the largest two loans, for $2,646,000 and $1,230,000, respectively, are adequately collateralized. The remaining three loan accounts, which range in size from $303,000 to $1,096,000, are not adequately collateralized, in management's judgment. A loss allowance, totaling $910,000, has been established for these three accounts, pending collateral liquidation and debt workout. On September 30, 2002, the nonaccrual loan portfolio was comprised of nineteen unrelated accounts, ranging in size from $5,000 to $2,646,000. These loan relationships vary by industry and are generally collateralized with real estate assets. Management and the board of directors evaluate an allowance for probable loan losses at least quarterly.

Foreclosed real estate, net of allowance, was $638,000 on September 30, 2002, which was below the level at year-end 2001. On September 30, 2002, the foreclosed real estate portfolio consisted of four unrelated accounts, ranging in size from $29,000 to $502,000. The single largest property makes up 75 percent of the total portfolio. Management believes that the net realizable value of this property exceeds its carrying value. An allowance for probable losses, which is evaluated at least quarterly, has been established for foreclosed real estate assets whose estimated fair value, less selling expenses, is below their financial carrying value. On September 30, 2002, the allowance was $35,000. For the first nine months of 2002 a $30,000 loss provision was recorded to reflect losses associated with declines in net realizable value. Comparatively, a $62,000 loss provision was recorded for the same period of 2001. Efforts to liquidate foreclosed real estate are proceeding as quickly as potential buyers can be located and legal constraints permit.

Accruing loans that are contractually past due 90 days or more as to principal or interest totaled $34,000 on September 30, 2002, compared to $164,000 on December 31, 2001. The level for both periods is considered immaterial. Generally, loans in the past due category are adequately collateralized and in the process of collection.

ALLOWANCE FOR LOAN LOSSES

Table 2--Analysis of Allowance for Loan Losses, shows a $2,069,000 allowance on September 30, 2002, which was 0.90 percent of total loans. The increase in the current period allowance was based primarily on an $187,500 recovery from a business loan, which was charged off as a loss in a prior accounting period. Based on a recent evaluation of potential loan losses in the current portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on September 30, 2002.

TABLE 2-ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

(dollars in thousands)                                   2002          2001
---------------------------------------------------------------------------
Balance-January 1,                                     $1,898        $1,967

Provision charged to operating expense                     70           143

Loans charged off:
         Commercial                                        66           121
         Real estate-mortgage                               7             0
         Consumer                                          66            70
---------------------------------------------------------------------------
           Total loans charged off                        139           191
Recoveries:
         Commercial                                       227             7
         Real estate-mortgage                               0             0
         Consumer                                          13             6
---------------------------------------------------------------------------
           Total recoveries                               240            13
---------------------------------------------------------------------------
           Net charge-offs (recoveries)                  (101)          178

Balance-September 30,                                  $2,069        $1,932
===========================================================================

Ratios:
-------
Net charge-offs (recoveries)
  (annualized) to average total loans                   -0.06%         0.11%
Allowance for loan losses to total loans
  at period-end                                          0.90%         0.86%
Allowance for loan losses to nonaccrual loans
  and loans past due 90 days or more                     31.2%        112.0%

LIQUIDITY

Codorus Valley's loan-to-deposit ratio, which is used as a broad measure of liquidity, was approximately 78 percent on September 30, 2002, compared to 81 percent on December 31, 2001. During 2002, continued growth in deposits and proceeds from the sale of held-for-sale mortgages resulted in increased liquidity for Codorus Valley. These funds, temporarily invested in overnight instruments, were largely deployed into available-for-sale securities, and loans by September 30, 2002.

Codorus Valley's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments of existing loans, and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on September 30, 2002, were $63,389,000, which consisted of $35,988,000 in unfunded commitments of existing loans, $25,313,000 to grant new loans and $2,088,000 in letters of credit. Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon. Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore do not present a significant liquidity risk to Codorus Valley.

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

Codorus Valley performed a simulation on its balance sheet for September 30, 2002. The results of that point-in-time analysis are shown in Table 3--Interest Rate Sensitivity. Since year-end 2001, Codorus Valley's balance sheet has become less asset sensitive because overnight investments decreased while investment securities increased, particularly in the three to four year average life category. Generally, the financial services industry has experienced increased liquidity, as deposit customers sought safe haven from depressed securities markets, loan customers refinanced and bond issuers called bonds.

TABLE 3-INTEREST RATE SENSITIVITY

                                      at September 30, 2002
-------------------------------------------------------------------------------------------
                                                                            Change in
Change in interest rates               Forecasted interest                  net income
(basis points) over 12 mos             rate scenario                    $000's          %
-------------------------------------------------------------------------------------------
          +200                         High                               134           4.0
             0                         Flat (baseline)                      0           0.0
          -200                         Low                               (289)         (8.5)
           +57                         Most likely                        (28)         (0.8)

                                      at December 31, 2001
-------------------------------------------------------------------------------------------
                                                                            Change in
Change in interest rates               Forecasted interest                  net income
(basis points) over 12 mos             rate scenario                    $000's          %
-------------------------------------------------------------------------------------------
          +200                         High                               304          10.2
             0                         Flat (baseline)                      0           0.0
          -200                         Low                               (458)        (15.4)
          +175                         Most likely                         35           1.2

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

The Sarbanes-Oxley Act (Act) was signed by President Bush on July 30, 2002. It represents an extraordinary expansion of securities law regulation of corporate governance, disclosure, reporting and accounting requirements and penalties. The Act will spur additional regulation flowing from the specific and extensive rule-making required by the Act in the period ahead. Some of the Act's provisions were effective immediately, while others become effective in the future. A brief summary of the Act's provisions are provided below.

         Financial statement certification--The CEO and CFO must certify that the company's financial statements comply with SEC reporting requirements and that they are materially correct.

         Corporate insiders--The SEC's Form 4 for corporate insiders must be filed within 2 days following a sale or purchase of company stock. Insiders are prohibited from trading during blackout periods. Loans to insiders are prohibited; however, banks are exempt if terms are no more favorable than those offered to the public.

         Audit Committee--Each member of the Audit Committee must be independent and must not receive compensation, except in his or her capacity as a director. At least one member must be a "financial expert." The Committee must establish procedures for whistleblower protection.

         Independent Accountant--The Act creates a Public Company Accounting Oversight Board to oversee the audit of public companies. It also places restrictions on non-audit services. The lead audit partner and the review partner must be rotated every 5 years.

         Penalties--The Act establishes new monetary sanctions and criminal penalties for securities fraud violations involving accounting irregularities and financial fraud, including sanctions specifically applicable to directors, officers and professionals.

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

ITEM 4. CONTROLS AND PROCEDURES

Codorus Valley maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive and chief financial officers of Codorus Valley concluded that Codorus Valley's disclosure controls and procedures were adequate.

Codorus Valley made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of the controls by the chief executive and chief financial officers.

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

 10.2             Amendments to the Employment Agreement by and among PeoplesBank, A Codorus Valley
                  Company, Codorus Valley Bancorp, Inc., and Larry J. Miller dated October 1, 1997, including Executive Employment Agreement dated January 1, 1993  between Codorus Valley
                  Bancorp, Inc., Peoples Bank of Glen Rock and Larry J. Miller. (Incorporated by reference
                  Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated to and filed with the Commission on March 13, 1998.)

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

                                    Codorus Valley Bancorp, Inc.
                                           (Registrant)

November 12, 2002                   /s/ Larry J. Miller
Date                                ---------------------
                                    Larry J. Miller
                                    President & CEO
                                    (Principal executive officer)

November 12, 2002                   /s/ Jann A. Weaver
Date                                ---------------------
                                    Jann A. Weaver
                                    Treasurer & Assistant Secretary
                                    (Principal financial and accounting officer)

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Codorus Valley Bancorp, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission (the "Report"), I, Larry J. Miller, President and CEO, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

Date: November 12, 2002                  /s/ Larry J. Miller
                                         ---------------------
                                         Larry J. Miller
                                         President and CEO

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Codorus Valley Bancorp, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission (the "Report"), I, Jann A. Weaver, Treasurer and Assistant Secretary, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

Date: November 12, 2002                   /s/ Jann A. Weaver
                                          ----------------------
                                          Jann A. Weaver
                                          Treasurer and Assistant Secretary

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Larry J. Miller, President and CEO, certify, that:

         1. I have reviewed this quarterly report on Form 10-Q of Codorus Valley Bancorp, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                By: /s/  Larry J. Miller
                                           --------------------
                                           Larry J. Miller, President and CEO

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jann A. Weaver, Treasurer and Assistant Secretary, certify, that:

         1. I have reviewed this quarterly report on Form 10-Q of Codorus Valley Bancorp, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                By: /s/ Jann A. Weaver
                                           ------------------
                                           Jann A. Weaver, Treasurer and
                                           Assistant Secretary