Form 10-K
period 2002-12-31
CODORUS VALLEY BANCORP INC
filed 2003-03-31
CIK 806279

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       or
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
         For the transition period from _____________ to _____________.

                         COMMISSION FILE NUMBER: 0-15536

                          CODORUS VALLEY BANCORP, INC.
             (Exact name of registrant as specified in its charter)
          Pennsylvania                                           2428543
          ------------                                           -------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ] The aggregate market value of Codorus Valley Bancorp, Inc.'s voting stock held by non-affiliates was approximately $37,060,000 as of June 30, 2002.

The aggregate market value of Codorus Valley Bancorp, Inc.'s voting stock held by non-affiliates was approximately $35,909,000 as of March 7, 2003.

As of March 7, 2003, Codorus Valley Bancorp, Inc. had 2,697,035 shares of common stock outstanding, par value $2.50 per share.

                                   continued

                       DOCUMENTS INCORPORATED BY REFERENCE

2002 Annual Report to Stockholders                            Parts I, II and IV
Proxy Statement for the Annual Meeting of Stockholders to
  be held May 20, 2003                                          Parts III and IV

                          CODORUS VALLEY BANCORP, INC.
                                 FORM 10-K INDEX

                                                                                                  PAGE
PART I

Item 1     Business..............................................................................   4
Item 2     Properties............................................................................   9
Item 3     Legal proceedings.....................................................................  10
Item 4     Submission of matters to a vote of security holders...................................  11

PART II

Item 5     Market for Codorus Valley Bancorp, Inc.'s common equity
            and related stockholder matters......................................................  11
Item 6     Selected financial data...............................................................  11
Item 7     Management's discussion and analysis of financial
            condition and results of operations..................................................  12
Item 7A    Quantitative and qualitative disclosures
             about market risk...................................................................  12
Item 8     Financial statements and supplementary data...........................................  13
Item 9     Changes in and disagreements with accountants on
            accounting and financial disclosure..................................................  13

PART III

Item 10    Directors and executive officers, Codorus Valley Bancorp, Inc.........................  14
Item 11    Executive compensation................................................................  14
Item 12    Security ownership of certain beneficial owners and management........................  14
Item 13    Certain relationships and related transactions........................................  14
Item 14    Controls and procedures...............................................................  14

PART IV

Item 15    Exhibits, financial statement schedules, and reports on Form 8-K......................  15

Signatures.......................................................................................  18

Certifications...................................................................................  20

Exhibit index....................................................................................  23

PART I

FORWARD-LOOKING STATEMENTS:

Management of Codorus Valley Bancorp, Inc. (Codorus Valley) has made forward-looking statements in the Annual Report on Form 10-K. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Codorus Valley Bancorp, Inc. and its subsidiaries, PeoplesBank, A Codorus Valley Company (PeoplesBank) and SYC Realty Company, Inc. When words such as "believes," "expects," "anticipates" or similar expressions occur in this report, management is making forward-looking statements.

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

CRITICAL ACCOUNTING ESTIMATES:

Disclosure of Codorus Valley's significant accounting policies is included in
Note 1 to the consolidated financial statements on pages 6 through 9 of the Annual Report to Stockholders (Exhibit 13). Some of these policies are particularly sensitive requiring that significant judgements, estimates and assumptions be made by management. Additional information is contained in Management's Discussion and Analysis for the most sensitive of these issues, including the provision and allowance for loan losses, located on pages 28 and 34 of Exhibit 13. The pro forma impact on net income and earnings per share from stock-based compensation can be found in Note 13--Stock Option Plans, located on pages 16 and 17 of Exhibit 13.

Management discussed the development and selection of critical accounting estimates and related Management Discussion and Analysis disclosure with the Audit Committee. There were no material changes made to critical accounting estimates during the periods presented within.

ITEM 1: BUSINESS

Codorus Valley Bancorp, Inc. is a Pennsylvania business corporation, incorporated on October 7, 1986. On March 2, 1987, Codorus Valley became a bank holding company, under the Bank Holding Company Act of 1956. PeoplesBank is its wholly owned bank subsidiary. SYC Realty Co., Inc. is its wholly owned nonbank subsidiary. Codorus Valley's business consists primarily of managing PeoplesBank, and its principal source of income is dividends received from PeoplesBank. On December 31, 2002, Codorus Valley had total consolidated assets of $350 million, total deposits and other liabilities of $318 million, and total stockholders' equity of $32 million.

BANK SUBSIDIARY

PeoplesBank, organized in 1934, is a Pennsylvania chartered bank. It is not a member of the Federal Reserve System. PeoplesBank offers a full range of business and consumer banking services through eleven financial centers located throughout York County, Pennsylvania. It also offers investment, insurance, trust and real estate services. The Federal Deposit Insurance Corporation insures the deposits of PeoplesBank to the maximum extent provided by law. On December 31, 2002, PeoplesBank had total loans of $236 million and total deposits of $293 million.

PeoplesBank is not dependent on deposits or exposed to a loan concentration to a single customer, or a small group of customers. Therefore, losses from a single customer, or small customer group, would not have a material adverse effect on the financial condition of PeoplesBank. At year-end 2002, the largest indebtedness of a single PeoplesBank client was $3,811,000 or 1.6 percent of the total loan portfolio.

At year-end 2002, the loan portfolio included one industry concentration that exceeded 10 percent of total loans. The commercial leasing industry accounted for 16 percent of total loans. Commercial leasing pertains to borrowers who lease real estate for business purposes. Comparatively, at year-end 2001, the commercial leasing industry accounted for 21 percent of total loans.

In 1999, PeoplesBank created SYC Insurance Services, Inc. (SYC Insurance) as a wholly owned subsidiary, to sell nondeposit investment products. SYC Insurance began operations in January 2000. Products sold by SYC Insurance are not FDIC insured, not obligations of or guaranteed by PeoplesBank and are subject to investment risk including the possible loss of principal.

In 1998, PeoplesBank created SYC Settlement Services, Inc. (SYC Settlement), as a wholly owned subsidiary, to provide real estate settlement services. SYC Settlement began operations in January 1999. Historically, SYC Insurance and SYC Services have not had a material impact on consolidated operating results.

NONBANK SUBSIDIARY

On June 20, 1991, SYC Realty Company, Inc., was incorporated as a wholly owned subsidiary of Codorus Valley Bancorp, Inc. Codorus Valley created this nonbank subsidiary primarily for the purpose of disposing of selected properties obtained from PeoplesBank in satisfaction of debts previously contracted. SYC Realty commenced business operations in October 1995. To date, the financial impact of this subsidiary's operations on Codorus Valley and PeoplesBank has not been material.

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

SUPERVISION AND REGULATION

Codorus Valley Bancorp, Inc. is registered as a bank holding company and is subject to the regulations of the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended. The Bank Holding Company Act requires bank holding companies to file periodic reports with and is subject to examination by the Federal Reserve. The Federal Reserve issued regulations under the Bank Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve may require Codorus Valley to use its resources to provide adequate capital funds to PeoplesBank during periods of financial stress or adversity.

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

The Bank Holding Company Act restricts Codorus Valley to engaging in activities that the Federal Reserve has found to be closely related to banking, and which are expected to produce benefits for the public that will outweigh any potentially adverse effects. To this end, the Bank Holding Company Act prohibits Codorus Valley from engaging in most nonbanking businesses, or acquiring ownership or control of more than 5 percent of the outstanding voting stock of any company engaged in a nonbanking business, unless the Federal Reserve has determined that the nonbanking business is closely related to banking. Under the Bank Holding Company Act, the Federal Reserve may require a bank holding company to end a nonbanking business if it constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

The operations of PeoplesBank are subject to federal and state statutes applicable to banks chartered under the banking laws of the Commonwealth of Pennsylvania and whose deposits are insured by the Federal Deposit Insurance Corporation.

The FDIC is the primary federal regulator of PeoplesBank. It regularly examines banks in such areas as loss allowances, loans, investments, management practices and other aspects of operations. These examinations are designed for the protection of PeoplesBank's depositors rather than Codorus Valley's shareholders. PeoplesBank must furnish annual and quarterly reports to the FDIC.

Federal and state banking laws and regulations govern such things as: the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, the types and terms of loans a bank may make and the collateral it may take, the activities of a bank with respect to mergers and consolidations, the establishment of branches, and the sale of nondeposit investment products by the bank and its insurance subsidiary. The Pennsylvania Insurance Department, the SEC and the NASD control and supervise the licensing and activities of employees engaged in the sale of nondeposit investment products.

Pennsylvania business and banking laws restrict dividend payments if certain conditions are met, and Codorus Valley and PeoplesBank are subject to regulatory capital requirements. More information about dividend restrictions and capital requirements can be found in Note 11--Regulatory Matters, to the financial statements of the 2002 Annual Report to Stockholders.

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

REGULATION W Under the Federal Reserve Act, transactions between a bank and its "affiliates" are quantitatively and qualitatively restricted. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. In October 2002, the Federal Reserve issued Regulation W(Reg W), effective April 1, 2003, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Reg W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank's holding company and companies that are under common control with the bank. The company is considered to be an affiliate of the bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in the ability to engage in "covered transactions" with affiliates:

    - to an amount equal to 10% of the bank's capital and surplus, in the case of covered transactions with any one affiliate; and

    - to an amount equal to 20% of the bank's capital and surplus, in the case of covered transactions with all affiliates.

In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" includes:

    -    a loan or extension of credit to an affiliate;

    -    a purchase of, or an investment in, securities issued by an affiliate;

    -    a purchase of assets from an affiliate, with some exceptions;

    - the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and

    - the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, under Regulation W:

    - a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

    - covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

    - with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral and the amount of the loan or extension of credit.

Reg W generally excludes all nonbank and nonsavings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.

Concurrently with the adoption of Reg W, the Federal Reserve Board has proposed a regulation, which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank's capital and surplus.

SARBANES-OXLEY ACT OF 2002 On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or SOA. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. Given the extensive SEC role in implementing rules relating to many of the SOA's new requirements, the final scope of these requirements remains to be determined.

The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC. The SOA represents significant regulation of the accounting profession, and has greatly impacted state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The SOA addresses, among other matters:

    -    audit committees for all reporting companies;

    - certification of financial statements by the chief executive officer and the chief financial officer;

    - the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

    -    a prohibition on insider trading during pension plan black out periods;

    -    disclosure of off-balance sheet transactions;

    -    expedited filing requirements for Form 4's;

    - disclosure of a code of ethics and filing of a Form 8-K for a change or waiver of such code;

    -    "real time" filing of periodic reports;

    -    the formation of a public accounting oversight board;

    -    auditor independence; and

    -    various increased criminal penalties for violations of securities laws.

The SOA contains provisions, which became effective upon enactment on July 30, 2002 and provisions, which will become effective at a later time. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

USA PATRIOT ACT OF 2001 In October of 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11,

2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Periodically, various types of federal and state legislation are proposed that could result in additional regulation of, and restrictions on, the business of Codorus Valley and PeoplesBank. It cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of Codorus Valley and its subsidiaries. As a consequence of the extensive regulation of commercial banking activities in the United States of America, Codorus Valley and PeoplesBank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the cost of doing business. Except as specifically described above, management believes that the effect of the provisions of the aforementioned legislation on the liquidity, capital resources, and results of operations of Codorus Valley will not be material. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which, if they were implemented, would have a material adverse effect upon the liquidity, capital resources or results of operations. Although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future my have, a negative impact on Codorus Valley's results of operations.

OTHER INFORMATION

On December 31, 2002, PeoplesBank had 151 full-time employees, 20 part-time employees and 7 seasonal employees. Employees are not covered by a collective bargaining agreement and management considers its relations with employees to be good.

The required Statistical Information for Item 1 can be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this report.

ITEM 2: PROPERTIES

Codorus Valley Bancorp, Inc. owns the following property in fee, subject to two liens. A local financial institution holds a first lien for approximately $1.8 million and Codorus Valley's wholly owned subsidiary PeoplesBank holds a second lien for approximately $2.1 million.

         Codorus Valley Corporate Center--The Corporate Center is located at 105 Leader Heights Road, York Township, York, PA. This facility serves as the corporate headquarters and is approximately 40,000 square feet. Approximately sixty-seven percent of the leasable space is leased to PeoplesBank; the remaining thirty-three percent, most of which is currently leased, is available for lease to nonaffiliated parties. The Corporate Center is adjacent to PeoplesBank's Data Operations Center and the Leader Heights office.

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

         Cape Horn Office--Located at 2587 Cape Horn Road, Red Lion in the Township of Windsor, PA.

         East York Office--Located at 2701 Eastern Boulevard, York in the Township of Springettsbury, PA.

PeoplesBank leases the following properties:

         Stewartstown Office--Located at 2 Ballast Lane in the borough of Stewartstown, PA. This office is a 1,278 square foot unit of a business complex known as Village Square at Stewartstown. The lease, signed November 29, 1993, is for a twenty-year term with four five-year term options.

         South Hanover Office--Located at 1400 Baltimore Street, Hanover in Penn Township, PA. This office is a 1,850 square foot unit adjacent to a Rutter's Farm Store and gas station. The lease, effective February 1, 2001, is for a fifteen-year term with three five-year options.

         East Market Street Office--Located at 118 E. Market Street, York City, PA. This office is a 1,750 square foot unit located in the City of York. Management has negotiated a short-term lease for this space.

         West Philadelphia Street Office--Located at 221 W. Philadelphia Street, York City, PA. This office is a 2,814 square foot unit located in the City of York. The lease, effective December 10, 2002, is for an eight-year term with two five-year renewal options.

         West Market Street Office--Located at 312 West Market Street, York City, PA. A building and lot, located in the City of York, is being leased under a short-term lease arrangement. The lease, effective September 9, 2002, is for an initial six-month term. Management anticipates that the lease will be terminated on April 30, 2003. On or about that date, management plans to relocate the six-member staff located at the West Market Street Office to the Codorus Valley Corporate Center.

All of the above properties are located in York County, Pennsylvania and, in the opinion of management, are adequate for the business purposes of Codorus Valley and its subsidiaries.

ITEM 3: LEGAL PROCEEDINGS

On March 19, 2003, In the Net Sports, LLC, James B. Murphy and Barbara S. Murphy filed a counterclaim against PeoplesBank in the Court of Common Pleas of Dauphin County, Pennsylvania, alleging, among other things, that PeoplesBank: breached an implied-in-fact agreement to the claimants related to loans made to the claimants; intentionally interfered with the claimants' existing contracts and prospective business relations; and made certain misrepresentations to the claimants. The claimants allege to have incurred unliquidated losses and other damages in excess of $3.9 million and exemplary damages in excess of $35,000. The counterclaim was filed in response to a complaint filed by PeoplesBank whereby PeoplesBank alleges that the claimants defaulted on a promissory note resulting in damages to PeoplesBank in excess of $1.2 million. Management believes there are substantial defenses to this lawsuit and intends to defend it vigorously. The impact of the final disposition of this lawsuit cannot be assessed at this time. Counsel believes that the claim may qualify as a "covered claim" under PeoplesBank's lender liability insurance policy, which should cover the defense and indemnification of PeoplesBank for said claim. The factual discovery process has not been completed. Although Codorus Valley expects to incur costs in defending these claims, based on the results of its investigation thus far and preliminary discussions with its lawyers, Codorus Valley currently does not believe the ultimate resolution of the claims will have a material impact on its financial condition or results of operations.

Codorus Valley is involved in no other material litigation other than routine litigation incident to the nature of its business. In addition, management is not aware of any material proceedings pending, threatened or contemplated against Codorus Valley and PeoplesBank by government authorities.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5: MARKET FOR CODORUS VALLEY BANCORP, INC.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market and dividend information appearing in the 2002 Annual Report to Stockholders, under the caption Stock, Dividend and Broker Information, is incorporated by reference in response to this item and is included on page 39 of
Exhibit 13.

As of March 7, 2003, Codorus Valley had approximately 973 stockholders of record.

Related stockholder information appearing in the 2002 Annual Report to Stockholders, under the caption Stockholders' Equity and Capital Adequacy, included in Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, is incorporated by reference in response to this item and is included on page 32 of Exhibit 13.

Information appearing in the 2003 Proxy Statement, under the caption "Equity Compensation Plan Information" is incorporated by reference in response to this item.

ITEM 6: SELECTED FINANCIAL DATA

Information appearing in the 2002 Annual Report to Stockholders, under the caption Selected Financial Data, is incorporated by reference in response to this item and is included on page 1 of Exhibit 13.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations in the 2002 Annual Report to Stockholders is incorporated by reference in response to this item and is included on pages 23 through 38 of
Exhibit 13.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information appearing in the 2002 Annual Report to Stockholders, under the caption Market Risk Management included in Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, is incorporated by reference in response to this item and is included on pages 36 through 38 of
Exhibit 13.

The Asset-Liability Management Committee of PeoplesBank manages interest rate risk primarily through sensitivity analysis, which is described on pages 37 and 38 of Exhibit 13. Periodically, it may also use a gap analysis as a secondary means for managing interest rate risk. The gap analysis begins by assigning interest rate sensitive assets and interest rate sensitive liabilities into future time periods, typically one year, based on a scheduled maturity or repricing date. Repriceable liabilities are then subtracted from repriceable assets to determine a difference, or gap. The measurement process relies on many assumptions such as the amount and timing of repriceable cash flows from interest rate sensitive assets and liabilities. The following assumptions are made about repriceable cash flows from interest rate sensitive assets:

-   variable rate instruments reprice daily,

-   adjustable rate instruments reprice at the interest maturity date,

- fixed rate loans reprice at their scheduled maturity date and include estimated prepayments,

- fixed rate investment securities, except for mortgage-backed instruments, reprice at their scheduled maturity date, or call date if more appropriate, and

- fixed rate mortgage-backed instruments reprice based on principal paydown estimates.

Generally, cash flow assumptions for interest sensitive assets apply to interest sensitive liabilities with the exception of NOW and savings deposits which do not have scheduled maturities. Technically, NOW and savings deposits can be repriced at any time. Historically, NOW and savings deposits and rates have been relatively stable despite changes in market interest rates. This stability assumption was made in the current measurement process.

A schedule showing balance sheet repricing characteristics and an estimate of gap at December 31, 2002 is provided below. The gap is one way to measure how a change in market interest rates might impact net interest income for specific time frames. For example, the cumulative gap in the "181-365" repricing category represents a one year net asset position of $47.3 million or 14.8 percent of interest earning assets on December 31, 2002. The asset sensitive gap position implies that over the next year net income will increase if market interest rates rise and decrease if rates decline. The theory is that more assets will reprice, at higher market interest rates, than the liabilities that fund them.

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

                                                                                                 After
At December 31, 2002              0-30       31-90    91-180    181-365     1-2        2-5         5
(dollars in thousands)            Days       Days      Days      Days      Years      Years      Years      Total
                                -----------------------------------------------------------------------------------

Interest earning assets:
Interest earning deposits       $     42   $      0   $   100   $   100   $     0   $       0   $      0   $    242
Securities,available-for-sale      3,423      2,625     1,828     6,465    13,137      35,118      7,770     70,366
Securities, held-to-maturity           0          0         0         0         0           0      9,357      9,357
Loans held for sale                4,586          0         0         0         0           0          0      4,586
Loans                             90,008      9,993    14,194    27,680    31,665      55,725      4,695    233,960
                                -----------------------------------------------------------------------------------

 Total                          $ 98,059   $ 12,618   $16,122   $34,245   $44,802   $  90,843   $ 21,822   $318,511

Interest bearing liabilities:
NOW deposits                    $  3,485   $      0   $ 1,743   $     0   $     0   $       0   $ 29,623   $ 34,851
Money market deposits              5,063      4,661     7,193    13,985         0           0     43,036     73,938
Savings deposits                   1,302          0       651         0         0           0     11,070     13,023
Time CDs less than $100,000       20,525      7,697    10,943    15,022    28,769      31,852          0    114,808
Time CDs $100,000 and above        6,934      1,687     2,027     3,323     4,918       6,998          0     25,887
Short-term borrowings              7,089          0         0         0         0           0          0      7,089
Long-term borrowings                  38         76       114       227     1,506       7,158      7,045     16,164
                                -----------------------------------------------------------------------------------

 Total                          $ 44,436   $ 14,121   $22,671   $32,557   $35,193   $  46,008   $ 90,774   $285,760

Period gap                      $ 53,623   $ (1,503)  $(6,549)  $ 1,688   $ 9,609   $  44,835   $(68,952)  $ 32,751
Cumulative gap                  $ 53,623   $ 52,120   $45,571   $47,259   $56,869   $ 101,703   $ 32,751
Cumulative gap as a % of
 interest earning assets
 at December 31, 2002               16.8       16.4      14.3      14.8      17.9        31.9       10.3

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Codorus Valley's Consolidated Financial Statements and the Notes thereto, in the 2002 Annual Report to Stockholders, are incorporated by reference in response to this item and are included on pages 2 through 21 of Exhibit 13. Table 13-Summary of Quarterly Financial Data included in Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, in the 2002 Annual Report to Stockholders, is incorporated by reference in response to supplementary financial data and is included on page 38 of Exhibit 13.

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

Ernst & Young's report on Codorus Valley's consolidated financial statements for 2000 contained no adverse opinion or disclaimer of opinion or qualification as to uncertainty, audit scope or accounting principles. During the fiscal year 2000 and interim periods, there were no disagreements or reportable events relating to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which Ernst & Young would have referred to in connection with their report if the disagreement was not resolved to their satisfaction. Codorus Valley acknowledges that disagreements required to be reported in response to the preceding sentence include both those resolved to Ernst & Young's satisfaction and those not resolved to Ernst & Young's satisfaction. Codorus Valley further acknowledges that disagreements contemplated by this rule are those, which occurred at the decision-making level, i.e., between Codorus Valley personnel responsible for the presentation of its financial statements and Ernst & Young personnel responsible for rendering its report. There have been no reportable events within the meaning of
Item 304 of Regulation S-K.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS, CODORUS VALLEY BANCORP, INC.

Information appearing in the Proxy Statement relating to the 2003 Annual Meeting of Stockholders to be held May 20, 2003 (Proxy Statement), under the captions "Information as to Nominees and Directors" and "Board of Directors and Executive Officers" is incorporated by reference in response to this item. Information regarding Section 16(a) Beneficial Ownership Reporting Compliance follows.

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

Based solely on its review of the copies of Forms 3, 4 and 5 and amendments thereto received by it, or written representations from certain reporting persons that no Form 5 was required for that reporting person, the corporation believes that during the period from January 1, 2002 through December 31, 2002, its officers and directors were in compliance with all filing requirements applicable to them.

ITEM 11: EXECUTIVE COMPENSATION

Information appearing in the Proxy Statement, under the captions "Executive Officers' Compensation," "Board of Directors Report on Executive Compensation" and "Performance Graph" is incorporated by reference in response to this item.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information appearing in the Proxy Statement, under the caption "Beneficial Ownership of Codorus Valley Bancorp, Inc.'s Stock Owned by Principal Owners and Management" and "Equity Compensation Plan Information" is incorporated by reference in response to this item.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information appearing in the Proxy Statement, under the caption "Certain Relationships and Related Transactions," is incorporated by reference in response to this item.

ITEM 14: CONTROLS AND PROCEDURES

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

A summary of critical accounting policies can be found in Note 1 to the consolidated financial statements beginning on page 6 of the Annual Report to Stockholders (Exhibit 13). Codorus Valley made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of the controls by the chief executive and chief financial officers.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

10.2 Amendment to the Employment Agreement by and among PeoplesBank, A Codorus Valley Company, Codorus Valley
         Bancorp, Inc. and Larry J. Miller dated October 1,
         1997, including Executive Employment Agreement dated
         January 1, 1993 between Codorus Valley Bancorp, Inc.,
         Peoples Bank of Glen Rock and Larry J. Miller.
         (Incorporated by reference to Exhibit 10.1 to Registrant's current Report on Form 8-K, dated and filed with the Commission on March 20, 2003.)

10.3     Change of Control Agreement between PeoplesBank, A
         Codorus Valley Company, Codorus Valley Bancorp, Inc.
         and Jann A. Weaver, dated October 1, 1997.
         (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, dated and filed with the Commission on March 20, 2003.)

10.4     Change of Control Agreement between PeoplesBank, A
         Codorus Valley Company, Codorus Valley Bancorp, Inc.
         and Harry R. Swift, dated October 1, 1997.
         (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed with the Commission on March 20, 2003.)

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

11       Statement re: Computation of Earnings Per Share
         (Incorporated by reference to Exhibit 13 hereof, 2002
         Annual Report to Stockholders at Note 1 to the
         Consolidated Financial Statements.)

13 Excerpts from the Annual Report to Stockholders for fiscal year ended December 31, 2002.

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

    (b)  Reports on Form 8-K - None.

                                   SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the authorized undersigned.

Codorus Valley Bancorp, Inc. (Registrant)

/s/ Larry J. Miller
-------------------
Larry J. Miller, President                                 Date: March 25, 2003
and Chief Executive Officer

Under the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signature and Capacity

/s/ George A. Trout, DDS          Chairman of the Board of              3/25/03
-------------------------------   Directors and Director
George A. Trout, DDS

/s/ Larry J. Miller               President, Chief Executive Officer    3/25/03
-------------------------------   and Director
Larry J. Miller
(Principal Executive Officer)

/s/ Rodney L. Krebs               Vice Chairman of the Board            3/25/03
-------------------------------   of Directors and Director
Rodney L. Krebs

/s/ D. Reed Anderson              Director                              3/25/03
-------------------------------
D. Reed Anderson, Esq.

/s/ M. Carol Druck                Director                              3/25/03
-------------------------------
M. Carol Druck

/s/ MacGregor S. Jones            Director                              3/25/03
-------------------------------
MacGregor S. Jones

/s/ Dallas L. Smith               Director                              3/25/03
-------------------------------
Dallas L. Smith

_______________________________   Director                              3/25/03
Donald H. Warner

/s/ Michael L. Waugh              Director                              3/25/03
-------------------------------
Michael L. Waugh

/s/ Jann A. Weaver                Treasurer and Assistant Secretary     3/25/03
-------------------------------
Jann A. Weaver
(Principal Financial Officer)

/s/ Harry R. Swift                Vice President and Secretary          3/25/03
-------------------------------
Harry R. Swift, Esq.

/s/ Diane E. Hill                 Vice President                        3/25/03
-------------------------------
Diane E. Hill

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Codorus Valley Bancorp, Inc. (the "Company") on Form 10-K for the period ending December 31, 2002, as filed with the Securities and Exchange Commission (the "Report"), I, Larry J. Miller, President and CEO, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

Date:  March 25, 2003                          /s/ Larry J. Miller
                                               --------------------------------
                                               Larry J. Miller
                                               President and CEO

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Codorus Valley Bancorp, Inc. (the "Company") on Form 10-K for the period ending December 31, 2002, as filed with the Securities and Exchange Commission (the "Report"), I, Jann A. Weaver, Treasurer and Assistant Secretary, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

Date:  March 25, 2003                          /s/ Jann A. Weaver
                                               --------------------------------
                                               Jann A. Weaver
                                               Treasurer and Assistant Secretary

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Larry J. Miller, President and CEO, certify, that:

         1. I have reviewed this annual report on Form 10-K of Codorus Valley Bancorp, Inc.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003                          /s/ Larry J. Miller
                                              ----------------------------------
                                              Larry J. Miller, President and CEO

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jann A. Weaver, Treasurer and Assistant Secretary, certify, that:

         1. I have reviewed this annual report on Form 10-K of Codorus Valley Bancorp, Inc.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003                             /s/ Jann A. Weaver
                                                 -----------------------------
                                                 Jann A. Weaver, Treasurer and
                                                   Assistant Secretary

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

10.2 Amendment to the Employment Agreement by and among PeoplesBank, A Codorus Valley Company, Codorus Valley Bancorp,
                  Inc. and Larry J. Miller dated October 1, 1997, including
                  Executive Employment Agreement dated January 1, 1993 between
                  Codorus Valley Bancorp, Inc., Peoples Bank of Glen Rock and
                  Larry J. Miller. (Incorporated by reference to Exhibit 10.1 to
                  Registrant's Current Report on Form 8-K, dated and filed with the Commission on March 20, 2003.)

10.3              Change of Control Agreement between PeoplesBank, A Codorus
                  Valley Company, Codorus Valley Bancorp, Inc. and Jann A.
                  Weaver, dated October 1, 1997. (Incorporated by reference to
                  Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the Commission on March 20, 2003.)

10.4              Change of Control Agreement between PeoplesBank, A Codorus
                  Valley Company, Codorus Valley Bancorp, Inc. and Harry R.
                  Swift, dated October 1, 1997. (Incorporated by reference to
                  Exhibit 10.3 to the Registrant's Current Report on Form 8-K, dated and filed with the Commission March 20, 2003.)

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

11                Statement re: Computation of Earnings Per Share (Incorporated
                  by reference to Exhibit 13, 2002 Annual Report to Stockholders
                  at Note 1 to the Consolidated Financial Statements.)                        33

13                Excerpts from the Annual Report to Stockholders for fiscal
                  year ended December 31, 2002.                                               25-64

16                Letter re: Change in Certifying Accountant (Incorporated by
                  reference to Exhibit 16.1 of Form 8-K/A filed with the Commission on June 25, 2001.)

21                List of subsidiaries of the Registrant                                      65

23.1              Consent of Beard Miller Company LLP, Independent Auditors                   66

23.2              Consent of Ernst & Young LLP, Independent Auditors                          67

24                Power of Attorney                                                           68

99                Report of Independent Auditors, Ernst & Young LLP                           70