Form 10-Q
period 2003-03-31
CODORUS VALLEY BANCORP INC
filed 2003-05-15
CIK 806279

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
           For the transition period from____________to______________

                         COMMISSION FILE NUMBER: 0-15536

                          CODORUS VALLEY BANCORP, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                 Pennsylvania                            23-2428543
                 ------------                            ----------
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)              Identification No.)

        105 Leader Heights Road, P.O. Box 2887, York, Pennsylvania 17405
        -----------------------------------------------------------------
        (Address of principal executive offices)                 (Zip code)

                                  717-747-1519
                                  -------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                       if changed since the last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. On April 22, 2003, 2,831,887 shares of common stock, par value $2.50, were outstanding, which includes the effect of a 5 percent stock dividend declared April 8, 2003.

                          Codorus Valley Bancorp, Inc.
                                 FORM 10-Q INDEX

                                                                                Page #
                                                                                ------
PART I - FINANCIAL INFORMATION

Item 1.  Financial statements:
           Consolidated statements of financial condition                          3
           Consolidated statements of income                                       4
           Consolidated statements of cash flows                                   5
           Consolidated statements of changes in stockholders' equity              6
           Notes to consolidated financial statements                              7

Item 2.  Management's discussion and analysis of financial condition and
            results of operations                                                 12

Item 3.  Quantitative and qualitative disclosures about market risk               20

Item 4.   Controls and procedures                                                 20

PART II - OTHER INFORMATION

Item 1.  Legal proceedings                                                        20

Item 2.  Changes in securities and use of proceeds                                21

Item 3.  Defaults upon senior securities                                          21

Item 4.  Submission of matters to a vote of security holders                      21

Item 5.  Other information                                                        21

Item 6.  Exhibits and reports on Form 8-K                                         21

SIGNATURES                                                                        23

CERTIFICATIONS
Certification of Principal Executive Officer Pursuant to Section 302 of the
        Sarbanes-Oxley Act of 2002                                                24
Certification of Principal Financial Officer Pursuant to Section 302 of the
        Sarbanes-Oxley Act of 2002                                                25
Certification of Principal Executive Officer Pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002 (Exhibit 99.1)                                 26
Certification of Principal Financial Officer Pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002 (Exhibit 99.2)                                 27

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          Codorus Valley Bancorp, Inc.
                 Consolidated Statements of Financial Condition
                                    Unaudited

                                                                                     March 31,    December 31,
(dollars in thousands, except per share data)                                          2003           2002
--------------------------------------------------------------------------------------------------------------
ASSETS
Interest bearing deposits with banks                                               $        107   $        242
Cash and due from banks                                                                  16,755         10,878
Federal funds sold                                                                          100              0
--------------------------------------------------------------------------------------------------------------
      Total cash and cash equivalents                                                    16,962         11,120
Securities, available-for-sale                                                           64,878         70,366
Securities, held-to-maturity (fair value $9,938 for 2003 and $9,539 for 2002)             9,356          9,357
Loans, held for sale                                                                      3,837          4,586
Loans (net of deferred fees of  $665 in 2003 and $645 in 2002)                          237,332        233,960
Less-allowance for loan losses                                                           (1,515)        (1,515)
--------------------------------------------------------------------------------------------------------------
      Net loans                                                                         235,817        232,445
Premises and equipment                                                                    9,306          9,335
Other assets                                                                             15,187         12,688
--------------------------------------------------------------------------------------------------------------
      Total assets                                                                 $    355,343   $    349,897
--------------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits
    Noninterest bearing                                                            $     31,736   $     30,120
    Interest bearing                                                                    271,895        262,507
--------------------------------------------------------------------------------------------------------------
      Total deposits                                                                    303,631        292,627
Short-term borrowings                                                                         0          7,089
Long-term debt                                                                           15,028         16,164
Other liabilities                                                                         4,130          1,794
--------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                 322,789        317,674

STOCKHOLDERS' EQUITY
Preferred stock, par value $2.50 per share;
   1,000,000 shares authorized;  0 shares issued and outstanding                              0              0
Common stock, par value $2.50 per share;
   10,000,000 shares authorized; 2,831,887 shares issued
   on 3/31/03 and 2,697,035 on 12/31/02                                                   7,080          6,743
Additional paid-in capital                                                               17,369         15,549
Retained earnings                                                                         6,931          8,551
Accumulated other comprehensive income                                                    1,174          1,380
--------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                         32,554         32,223

--------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                                   $    355,343   $    349,897
--------------------------------------------------------------------------------------------------------------

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
                        Consolidated Statements of Income
                                    Unaudited

                                                               Three months ended
                                                                    March 31,
(dollars in thousands, except per share data)                    2003       2002
----------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                                          $  4,055   $  4,406
Investment securities
    Taxable                                                         679        493
    Tax-exempt                                                      119        131
    Dividends                                                        15         13
Other                                                                 5        115
----------------------------------------------------------------------------------
      Total interest income                                       4,873      5,158
INTEREST EXPENSE
Deposits                                                          1,537      2,100
Federal funds purchased and other short-term borrowings               5          0
Long-term debt                                                      241        316
----------------------------------------------------------------------------------
      Total interest expense                                      1,783      2,416
----------------------------------------------------------------------------------
      Net interest income                                         3,090      2,742
PROVISION FOR LOAN LOSSES                                            37         20
----------------------------------------------------------------------------------
      Net interest income after provision for loan losses         3,053      2,722
NONINTEREST INCOME
Trust and investment services fees                                  215        207
Service charges on deposit accounts                                 215        175
Income from bank owned life insurance                                72         75
Other income                                                        265        152
Gain on sale of securities                                          167         72
Gain on sale of mortgages                                           237        242
----------------------------------------------------------------------------------
      Total noninterest income                                    1,171        923
NONINTEREST EXPENSE
Salaries and benefits                                             1,653      1,438
Occupancy of premises, net                                          267        213
Furniture and equipment                                             284        273
Postage, stationery and supplies                                    107         92
Professional and legal                                               77         65
Marketing and advertising                                            53         97
Foreclosed real estate, net                                          67         35
Other                                                               565        474
----------------------------------------------------------------------------------
      Total noninterest expense                                   3,073      2,687
----------------------------------------------------------------------------------
      Income before income taxes                                  1,151        958
PROVISION FOR INCOME TAXES                                          290        171
----------------------------------------------------------------------------------
      Net income                                               $    861   $    787
----------------------------------------------------------------------------------
      Net income per share, basic                              $   0.30   $   0.28
      Net income per share, diluted                            $   0.30   $   0.28
----------------------------------------------------------------------------------

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                    Unaudited

                                                                                     Three months ended
                                                                                          March 31,
(dollars in thousands)                                                                2003         2002
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                         $      861   $      787
Adjustments to reconcile net income to net cash provided by operations
    Depreciation                                                                          253          243
    Provision for loan losses                                                              37           20
    Provision for losses on foreclosed real estate                                         55            9
    Amortization of investment in real estate partnership                                  52          196
    Increase in cash surrender value of life insurance investment                         (72)         (75)
    Originations of held for sale mortgages                                           (15,862)     (12,138)
    Proceeds from sales of held for sale mortgages                                     16,848       23,384
    Gain on sales of held for sale mortgages                                             (237)        (242)
    Gain on sales of securities                                                          (167)         (72)
    Loss on sales of foreclosed real estate                                                 6            0
    Decrease (increase) in accrued interest receivable and other assets                   169         (329)
    Increase in accrued interest payable and other liabilities                            236           75
    Other, net                                                                            158           28
----------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                         2,337       11,886

CASH FLOWS FROM INVESTING ACTIVITIES
Securities, available-for-sale:
    Purchases                                                                          (8,183)     (15,201)
    Maturities and calls                                                                4,902        6,806
    Sales                                                                               8,469        1,090
Net increase in loans made to customers                                                (3,472)      (2,139)
Purchases of premises and equipment                                                      (233)        (146)
Investment in real estate partnership                                                    (670)           0
Proceeds from sales of foreclosed real estate                                             237            0
----------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) investing activities                               1,050       (9,590)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits                                             4,800       11,353
Net increase in time deposits                                                           6,204          707
Net decrease in short-term borrowings                                                  (7,089)           0
Repayment of long-term debt                                                            (1,136)         (85)
Dividends paid                                                                           (324)        (307)
----------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                                         2,455       11,668
----------------------------------------------------------------------------------------------------------
      Net increase in cash and cash equivalents                                         5,842       13,964
      Cash and cash equivalents at beginning of year                                   11,120       25,035
----------------------------------------------------------------------------------------------------------
      Cash and cash equivalents at end of period                                   $   16,962   $   38,999
----------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and borrowed funds                                       $    1,779   $    2,401
Income taxes paid                                                                  $        0   $        0

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                    Unaudited

                                                                                                       Accumulated
                                                                            Additional                    Other
                                                                 Common      Paid-in      Retained    Comprehensive
(dollars in thousands, except per share data)                    Stock       Capital      Earnings    Income (Loss)    Total
-----------------------------------------------------------------------------------------------------------------------------
For the three months ended March 31, 2003

Balance, December 31, 2002                                     $    6,743   $   15,549   $    8,551   $       1,380   $32,223
Comprehensive income:
  Net income                                                                                    861                       861
  Other comprehensive income, net of tax:
  Unrealized losses on securities net of reclassification
  adjustment for gains included in net income                                                                  (206)     (206)
                                                                                                                      -------
    Total comprehensive income                                                                                            655
Cash dividends ($.114 per share, adjusted)                                                     (324)                     (324)
5% stock dividend - 134,852 shares at fair value                      337        1,820       (2,157)                        0
-----------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2003                                        $    7,080   $   17,369   $    6,931   $       1,174   $32,554

-----------------------------------------------------------------------------------------------------------------------------

For the three months ended March 31, 2002

Balance, December 31, 2001                                     $    6,411   $   14,004   $    8,526   $         427   $29,368
Comprehensive income:
  Net income                                                                                    787                       787
  Other comprehensive income, net of tax:
  Unrealized losses on securities net of reclassification
  adjustment for gains included in net income                                                                  (115)     (115)
                                                                                                                      -------
    Total comprehensive income                                                                                            672
Cash dividends ($.109 per share, adjusted)                                                     (307)                     (307)
5% stock dividend - 128,313 shares at fair value                      321        1,493       (1,814)                        0
-----------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2002                                        $    6,732   $   15,497   $    7,192   $         312   $29,733

-----------------------------------------------------------------------------------------------------------------------------

See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

The interim financial statements are unaudited. However, they reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial condition and results of operations for the reported periods, and are of a normal and recurring nature.

These statements should be read in conjunction with the notes to the audited financial statements contained in the 2002 Annual Report to Stockholders.

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

The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

Stock dividend and per share computations

All per share computations include the retroactive effect of stock dividends declared, including the 5 percent stock dividend declared April 8, 2003. The weighted average shares of common stock outstanding, used for basic and diluted calculations, were 2,831,887 and 2,845,779, respectively, for the three-month period ended March 31, 2003. Comparatively, shares for basic and diluted calculations were 2,827,098 and 2,834,257, respectively, for the three-month period ended March 31, 2002.

Stock-Based Compensation

Stock options issued under shareholder approved employee and director stock option plans are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Stock options are granted at exercise prices not less that the fair value of the common stock on the date of grant. Under APB 25, no compensation expense is recognized related to these plans.

In accordance with Financial Accounting Standard No. 123, the Corporation has elected to disclose the pro forma information regarding net income and net income per share as if the stock options had been accounted for under the recognition provisions of the Statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma amounts are indicated below:

                                                                          Three months ended
                                                                               March 31,
(dollars in thousands, except per share data)                              2003       2002
--------------------------------------------------------------------------------------------
Reported net income                                                       $   861    $   787
Deduct total stock-based employee compensation
   expense determined under fair value based method for
   all awards, net of related tax effects                                       5         37
--------------------------------------------------------------------------------------------
Pro forma net income                                                      $   856    $   750
--------------------------------------------------------------------------------------------
Reported basic and diluted earnings per share                             $   .30    $   .28
--------------------------------------------------------------------------------------------
Pro forma basic earnings per share                                        $   .30    $   .27
--------------------------------------------------------------------------------------------
Pro forma diluted earnings per share                                      $   .30    $   .26
--------------------------------------------------------------------------------------------

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

                                                                           Three months ended
                                                                                March 31,
(dollars in thousands)                                                       2003      2002
---------------------------------------------------------------------------------------------
Unrealized holding losses arising during the period                         $ (145)   $ (102)
Reclassification adjustment for gains included in income                      (167)      (72)
--------------------------------------------------------------------------------------------
Net unrealized losses                                                         (312)     (174)
Tax effect                                                                     106        59
--------------------------------------------------------------------------------------------
Net of tax amount                                                           $ (206)   $ (115)
--------------------------------------------------------------------------------------------

Reclassifications

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation format. These reclassifications had no impact on the Corporation's net income.

Recently issued FASB Statements

In April 2003, the Financial Accounting Standards Board issued Statement No. 149 (Statement), "Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities". This Statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process. The Statement is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective effective dates. Adoption of this Statement is not expected to have a significant impact on the Corporation's financial condition or results of operations.

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies." In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability or equity security of the guaranteed party, which would include financial standby letters of credit. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this Interpretation, including, among others, guarantees related to commercial letters of credit and loan commitments. The disclosure requirements of FIN 45 require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The accounting recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a significant impact on the Company's financial condition or results of operations.

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had $2,481,000 of standby letters of credit as of March 31, 2003. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2003 for guarantees under standby letters of credit issued after December 31, 2002 is not material.

NOTE 3--DEPOSITS

The composition of deposits on March 31, 2003 and December 31, 2002, was as follows:

                                                       March 31,    December 31,
(dollars in thousands)                                   2003           2002
--------------------------------------------------------------------------------
Noninterest bearing demand                           $     31,736   $     30,120
NOW                                                        36,602         34,851
Money market                                               74,079         73,938
Savings                                                    14,315         13,023
Time CDs less that $100,000                               114,500        114,808
Time CDs $100,000 or more                                  32,399         25,887
--------------------------------------------------------------------------------
Total deposits                                       $    303,631   $    292,627
--------------------------------------------------------------------------------

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

Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier I capital as a percentage of risk-weighted assets, and of Tier I capital to average assets (leverage ratio). Management believes that Codorus Valley and PeoplesBank were well capitalized on March 31, 2003, based on FDIC capital guidelines.

---------------------------------------------------------------------------------------------------------------
CODORUS VALLEY BANCORP, INC.
                                                                   MINIMUM FOR                WELL CAPITALIZED
                                      ACTUAL                    CAPITAL ADEQUACY                  MINIMUM*
                                 ------------------------------------------------------------------------------
(dollars in thousands)           AMOUNT    RATIO           AMOUNT                RATIO         AMOUNT    RATIO
---------------------------------------------------------------------------------------------------------------
AT MARCH 31 , 2003
 Capital ratios:
   Tier 1 risk based            $31,018    11.25%   > than = to  $11,024   > than = to  4.0%    n/a       n/a
   Total risk based              32,533    11.80    > than = to   22,049   > than = to  8.0     n/a       n/a
   Leverage                      31,018     9.10    > than = to   13,631   > than = to  4.0     n/a       n/a
---------------------------------------------------------------------------------------------------------------

AT DECEMBER 31, 2002
 Capital ratios:
   Tier 1 risk based            $30,475    11.32%   > than = to  $10,770   > than = to  4.0%    n/a       n/a
   Total risk based              31,990    11.88    > than = to   21,539   > than = to  8.0     n/a       n/a
   Leverage                      30,475     8.93    > than = to   13,650   > than = to  4.0     n/a       n/a
--------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
PEOPLESBANK
                                                                MINIMUM FOR                             WELL CAPITALIZED
                               ACTUAL                         CAPITAL ADEQUACY                               MINIMUM*
                          --------------------------------------------------------------------------------------------------------
(dollars in thousands)    AMOUNT     RATIO           AMOUNT                 RATIO                AMOUNT                RATIO
----------------------------------------------------------------------------------------------------------------------------------
AT MARCH 31 , 2003
 Capital ratios:
   Tier 1 risk based      $26,499     9.84%   > than = to  $10,777    > than = to  4.0%   > than = to  $16,165    > than = to  6.0%
   Total risk based        28,014    10.40    > than = to   21,554    > than = to  8.0    > than = to   26,942    > than = to 10.0
   Leverage                26,499     7.92    > than = to   13,384    > than = to  4.0    > than = to   16,730    > than = to  5.0
----------------------------------------------------------------------------------------------------------------------------------

AT DECEMBER 31, 2002
 Capital ratios:
   Tier 1 risk based      $25,946     9.86%   > than = to  $10,521    > than = to  4.0%   > than = to  $15,782    > than = to  6.0%
   Total risk based        27,461    10.44    > than = to   21,042    > than = to  8.0    > than = to   26,303    > than = to 10.0
   Leverage                25,946     7.75    > than = to   13,390    > than = to  4.0    > than = to   16,738    > than = to  5.0
----------------------------------------------------------------------------------------------------------------------------------

*        To be well capitalized under prompt correction action provisions.

NOTE 5--CONTINGENT LIABILITIES

During the first quarter of 2003, a business banking client filed a counterclaim against PeoplesBank, alleging, among other things, that PeoplesBank breached an implied-in-fact agreement to the claimants related to loans made to the claimants. PeoplesBank's management believes there are substantial defenses to this lawsuit and intends to defend it vigorously. Further information regarding this claim is included in this Form 10-Q, on page 20, under Part II, Item 1, Legal proceedings.

Also during the first quarter of 2003, PeoplesBank became aware of a civil forfeiture action brought about by the United States Attorney's Office. The forfeiture action involves real estate supporting a loan that PeoplesBank made to a customer who was allegedly involved with criminal activity. PeoplesBank intends to protect its mortgage interest in the real estate from forfeiture through available defenses including the "innocent owner defense." Further information regarding this forfeiture action is included in this Form 10-Q, on page 17, under Forfeiture action related to mortgaged property.

During the second quarter of 2001, the management of PeoplesBank became aware of a potential loss stemming from its merchant credit card business. Some individuals, who transacted business with a former PeoplesBank merchant customer, are seeking refunds claiming that service was not rendered. The merchant did not have sufficient funds to cover reimbursement requests, and PeoplesBank terminated the merchant's credit card account relationship. Losses of approximately $2,900 were included in other expense for the first three months of 2003 and $4,600 were included in the first three months of 2002. The losses represent refunds in excess of funds available in the merchant's account. We cannot estimate the additional potential loss associated with this merchant credit card account at this time.

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

CRITICAL ACCOUNTING ESTIMATES:

Disclosure of Codorus Valley's significant accounting policies is included in
Note 1 to the consolidated financial statements of the 2002 Annual Report to Stockholders, filed as Exhibit 13 to the Annual Report on Form 10-K for the period ended December 31, 2002. Some of these policies are particularly sensitive, requiring that significant judgments, estimates and assumptions be made by management. Additional information is contained in Management's Discussion and Analysis for the most sensitive of these issues, including the provision and allowance for loan losses, located on pages 14 and 17 of this Form 10-Q.

Significant estimates are made by management in determining the allowance for loan losses. Management considers a variety of factors in establishing this estimate such as current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, financial and managerial strengths of borrowers, adequacy of collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Estimates related to the value of collateral also have a significant impact on whether or not management continues to accrue income on delinquent loans and on the amounts at which foreclosed real estate is recorded on the statement of financial condition. As described in Note 5--Contingent Liabilities, property collateralizing a loan on PeoplesBank's books is subject to litigation. In establishing the loan loss allowance, management presumed that the rights to the property would be protected. If, however, PeoplesBank's property rights are not successfully protected the allowance for loan losses will need to be increased through provision expense to cover the loss.

As permitted by SFAS No. 123, the Corporation accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No.
25. Under APB No. 25, no compensation expense is recognized in the income statement related to any options granted under the Corporation's stock option plans. The pro forma impact of net income and earnings per share that would occur if compensation expense was recognized, based on the estimated fair value of the options on the date of grant, is disclosed in Note 2 to the financial statements under Stock-Based Compensation. The Corporation has no current plans to change its method of accounting for stock-based compensation.

Management discussed the development and selection of critical accounting estimates and related Management Discussion and Analysis disclosure with the Audit Committee. There were no material changes made to the critical accounting estimates during the periods presented within.

THREE MONTHS ENDED MARCH 31, 2003
COMPARED TO THREE MONTHS ENDED MARCH 31, 2002
---------------------------------------------
INCOME STATEMENT ANALYSIS

OVERVIEW

Net income for the current three-month period ended March 31, 2003, was $861,000 or $.30 per diluted share, compared to $787,000 or $.28 per diluted share, for the same period of 2002. The $74,000 or 9 percent increase in current period net income was caused primarily by an increase in net interest income and noninterest income, which more than offset an increase in noninterest expense and federal income tax. Current period net interest income increased $348,000 or 13 percent over the same period of 2002 due primarily to lower funding costs (rate driven) and increased income from investment securities (volume driven). Noninterest income increased $248,000 or 27 percent over 2002 due to income from an acquired insurance agency, increases in gains from the sale of investment securities and an increase in service charges on deposit accounts. Noninterest expense increased $386,000 or 14 percent over 2002 due to expansion, principally the acquisition of an insurance agency in September of 2002 and the addition of a financial center in December 2002. Current period federal income tax increased $119,000 or 70 percent over 2002 due to an increase in pretax earnings and a decrease in tax credits. Net income as a percentage of average total assets for the first three months (annualized) of 2003 was 1.01 percent, compared to 0.92 percent for the same period of 2002. Net income as a percentage of average stockholders' equity for the first three months (annualized) of 2003 was 10.57 percent, compared to 10.32 percent for the same period of 2002.

Total assets of the Corporation on March 31, 2003, were $355 million, an increase of approximately $5 million or 1.6 percent above December 31, 2002. Based on a recent evaluation of probable loan losses and the current loan portfolio, management believes that the allowance is adequate to support losses inherent in the portfolio at March 31, 2003. Management also believes that the Corporation and PeoplesBank were well capitalized on March 31, 2003, based on FDIC capital guidelines. An explanation of the factors and trends that caused changes between the two periods, by earnings category, is provided below.

NET INTEREST INCOME

A sluggish U.S. economy, abnormally low market interest rates, high unemployment and a lack of consumer and business confidence that prevailed throughout 2002 continued into 2003. Net interest income for the current three-month period ended March 31, 2003, was $3,090,000, an increase of $348,000 or 13 percent above the same period in 2002. Net interest income increased primarily as a result of lower funding costs (rate driven) and an increase in income from investment securities (volume driven). Earning assets averaged $307 million and yielded 6.61 percent (tax equivalent) for 2003, compared to $305 million and
7.04 percent, respectively, for 2002. Interest bearing liabilities averaged $280 million at an average rate of 2.59 percent for 2003, compared to $273 million and 3.59 percent, respectively, for 2002. Based on a balance sheet simulation analysis at March 31, 2003, management believes that Codorus Valley is asset sensitive, which may increase net interest income if the economy improves and market interest rates rise in the period ahead.

PROVISION FOR LOAN LOSSES

A $37,000 provision expense for loan losses was recorded in the current three-month period, compared to $20,000 for the same period in 2002. The expense for each period was responsive to loan growth and continued concern over the longevity of sluggish national and local economies. Information regarding nonperforming assets and the allowance for loan losses can be found within those sections of this report.

NONINTEREST INCOME

Total noninterest income for the current three-month period was $1,171,000, an increase of $248,000 or 27 percent above the same period in 2002. The increase was caused primarily by increases in other income and gains from the sale of investment securities. The $113,000 or 74 percent increase in other income was primarily due to fees from the sale of investment and insurance products by an insurance agency that PeoplesBank acquired in September 2002. Gains from the sale of investment securities increased $95,000 or 132 percent above the prior year. The $40,000 or 23 percent increase in service charges on deposit accounts also contributed to the increase in noninterest income.

NONINTEREST EXPENSE

Total noninterest expense for the current three-month period was $3,073,000, an increase of $386,000 or 14 percent above the same period in 2002. The increase was caused primarily by increases in salaries and benefits, occupancy and other expense. Salaries and benefits increased $215,000 or 15 percent due primarily to planned corporate expansion. The current period included the expense of prior year initiatives such as the acquisition of an insurance agency in September 2002 and the addition of a financial center in December 2002. The $54,000 or 25 percent increase in occupancy expense was also caused primarily by corporate expansion. Other expense increased $91,000 or 19 percent due in part to increased employee training expenses, liability insurance expenses and normal business growth.

In March 2003, management engaged a consulting firm to conduct a companywide performance evaluation, to include staffing and work processes. The consulting engagement is expected to be completed in ten months at an estimated cost of $275,000. Management believes that the evaluation will result in expense reductions, improved operating efficiency and increased revenue, which in the aggregate are expected to exceed the consultant's fee.

INCOME TAXES

The provision for federal income tax was $290,000 for the current three-month period, compared to $171,000 for the same period in 2002. The $119,000 or 70 percent increase in tax reflects an increase in pretax income and a decrease in federal tax credits. Tax credits were maximized in 2002 because they included historic rehabilitation tax credits from PeoplesBank's investment in a low-income housing project, available only in the year the rehabilitation construction is complete.

BALANCE SHEET REVIEW

INVESTMENT SECURITIES

On March 31, 2003, securities available-for-sale decreased approximately $5 million from year-end 2002, as the proceeds from sales, maturities, calls and prepayments on mortgage backed instruments were deployed to loans and an investment in a real estate partnership that provides low-income housing. The real estate partnership is described in the Other Assets section of this report

LOANS

On March 31, 2003, loans increased $3 million or slightly over 1 percent from year-end 2002, principally business loans.

OTHER ASSETS AND OTHER LIABILITIES

In March 2003, PeoplesBank committed to invest $2.8 million in a real estate partnership whose purpose is to construct 60 new townhouses and rent them to people who qualify for low-income housing. Actual disbursement is scheduled to be made in installments throughout the year with project completion scheduled by the end of 2003. PeoplesBank is a limited partner that holds a 73.5 percent interest in the partnership. Its role in the partnership is solely as an investor, whose return is in the form of federal tax credits, which will be realized over a ten-year period that begins in 2004.

DEPOSITS

On March 31, 2003, total deposits increased $11 million or 4 percent above year-end 2002. Most of the increase was caused by the addition of a $7 million CD from a local municipality on March 31, which matured and was disbursed in April. The remaining increase in total deposits was attributable to the addition of a financial center in December 2002 and normal business growth.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

Stockholders' equity or capital, as a source of funds, enables Codorus Valley to maintain asset growth and absorb losses. Total stockholders' equity was approximately $32,554,000 on March 31, 2003, an increase of $331,000 or 1 percent above December 31, 2002. The increase was caused primarily by an increase in retained net income from profitable operations.

On April 8, 2003, the board of directors declared a quarterly cash dividend of $0.12 per share ($0.114 adjusted), payable on or before May 13, 2003, to shareholders of record April 22, 2003. This follows a

$0.12 per share ($0.114 adjusted) dividend paid in February. Also on April 8, 2003, the board declared a 5 percent stock dividend payable on or before June 5, 2003, to shareholders of record April 22, 2003. Distribution of the stock dividend will result in the issuance of approximately 134,852 common shares, as reflected in the enclosed financial statements.

Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 4--Regulatory Matters, to the financial statements. Management believes that Codorus Valley and PeoplesBank were well capitalized on March 31, 2003, based on FDIC capital guidelines.

RISK MANAGEMENT

NONPERFORMING ASSETS

Table 1--Nonperforming Assets, provides a summary of nonperforming assets and related ratios. The paragraphs below provide information for selected categories for March 31, 2003, compared to December 31, 2002.

TABLE 1-NONPERFORMING ASSETS

                                                       March 31,     December 31,
(dollars in thousands)                                   2003            2002
---------------------------------------------------------------------------------
Nonaccrual loans                                     $    5,208      $      5,051
Accruing loans that are contractually past due
  90 days or more as to principal or interest               850               453
Foreclosed real estate, net of allowance                    250               465
---------------------------------------------------------------------------------
    Total nonperforming assets                       $    6,308      $      5,969
---------------------------------------------------------------------------------

Ratios:
Nonaccrual loans as a % of total period-end loans          2.19%             2.16%

Nonperforming assets as a % of total period-end
  loans and net foreclosed real estate                     2.66%             2.55%

Nonperforming assets as a % of total period-end           19.38%            18.52%
  stockholders' equity

Allowance for loan losses as a multiple of
  nonaccrual loans                                          .3x               .3x

Nonaccrual loans were principally comprised of collateral dependent business loans. Accordingly, Codorus Valley recognized interest income on a cash basis for these loans. On March 31, 2003, the nonaccrual loan portfolio was $5,208,000, slightly above the $5,051,000 reported on December 31, 2002. On March 31, 2003, nonaccrual loans were comprised of eighteen unrelated accounts, ranging in size from $1,000 to $2,647,000. Two of the eighteen loans, for $2,647,000 and $1,230,000, respectively, comprise 74 percent of the nonaccrual loan portfolio and management believes that they are adequately collateralized. During March 2003, the borrowers responsible for the previously mentioned $1,230,000 nonaccrual loan, filed a counterclaim against PeoplesBank described in the Legal Proceedings section of this report (Part II--Other Information, Item 1). Accounts within the nonaccrual loan portfolio vary by industry and are generally collateralized with real estate assets. Management and the board of directors evaluate the allowance for loan losses at least quarterly.

Efforts to modify contractual terms for individual accounts, based on prevailing market conditions, or liquidate collateral assets, are proceeding as quickly as potential buyers can be located and legal constraints permit.

Accruing loans that are contractually past due 90 days or more as to principal or interest totaled $850,000 on March 31, 2003, compared to $453,000 on December 31, 2002. The $850,000 on March 31 was attributable to a single loan pending renegotiation of terms. Subsequent to March 31, the loan was renegotiated and the account was brought current. Generally, loans in the past due category are adequately collateralized and in the process of collection.

Foreclosed real estate, net of allowance, was $250,000 on March 31, 2003, compared to $465,000 on December 31, 2002. An allowance for losses, which is evaluated at least quarterly, has been established for foreclosed real estate assets where the estimated fair value, less selling expenses, is below the financial carrying value. On March 31, 2003, the allowance was $35,000. For the first three months of 2003, a $55,000 loss provision was recorded to reflect losses associated with declines in net realizable value. Comparatively, a $9,000 loss provision was recorded for the same period of 2002. Efforts to liquidate foreclosed real estate are proceeding as quickly as potential buyers can be located.

FORFEITURE ACTION RELATED TO MORTGAGED PROPERTY

On March 26, 2003, the United States Attorney's Office began an in rem civil forfeiture action,by Complaint in the United States District Court for the Middle District of Pennsylvania, titled United States of America v. Approximately 83 Acres of Real Estate Located in Fairview Township, York County, Pennsylvania, titled in the name of CCA Associates, Inc. The real property, which is the subject of the forfeiture action, serves as the sole collateral for a loan by PeoplesBank to CCA Associates, Inc. (CCA), the owner or reputed owner of this property. The loan to CCA, which was guaranteed by a third party, has a current principal balance of $1,500,000 plus accrued interest and other fees and costs. The federal government for his alleged involvement has indicted guarantor with criminal activity. PeoplesBank intends to protect its mortgage interest in the real estate from forfeiture through available defenses including the "innocent owner defense." As of the date this report was filed, the loan was classified as a performing asset. Management believes that the primary debt obligation to PeoplesBank will be satisfied once the property is liquidated and the proceeds from the sale distributed. Therefore, management does not believe that satisfaction of the loan will have a material adverse impact on the Corporation.

ALLOWANCE FOR LOAN LOSSES

Table 2--Analysis of Allowance for Loan Losses, shows a $1,515,000 allowance on March 31, 2003, representing a $394,000 or 21 percent decrease from March 31, 2002. The allowance for loan losses as a percentage of total loans was 0.64 percent on March 31, 2003, compared to 0.84 percent on March 31, 2002. The decrease in the allowance was primarily the result of charge-offs relating to equipment financing contracts amounting to $864,000 for calendar year 2002. Management believes that the loss on these contracts was caused by external fraud and is presently seeking legal redress, including the initiation of lawsuits with other defrauded financial institutions. Although the level of nonaccrual loans was approximately the same for both periods, management decreased the allowance based on the strength of the collateral position of the loans in this category. Based on a recent evaluation of potential loan losses in the current portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on March 31, 2003.

TABLE 2-ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

(dollars in thousands)                                    2003        2002
----------------------------------------------------------------------------
Balance-January 1,                                      $  1,515    $  1,898

Provision charged to operating expense                        37          20

Loans charged off:
   Commercial                                                  5          18
   Real estate-mortgage                                        0           0
   Consumer                                                   62           0
----------------------------------------------------------------------------
      Total loans charged off                                 67          18
Recoveries:
   Commercial                                                 16           7
   Real estate-mortgage                                        0           0
   Consumer                                                   14           2
----------------------------------------------------------------------------
      Total recoveries                                        30           9
----------------------------------------------------------------------------
      Net charge-offs                                         37           9
----------------------------------------------------------------------------

Balance-March 31,                                       $  1,515    $  1,909
----------------------------------------------------------------------------
Ratios:
Net charge-offs (annualized ) to average total loans        0.06%       0.02%
Allowance for loan losses to total loans
   at period-end                                            0.64%       0.84%
Allowance for loan losses to nonaccrual loans
   and loans past due 90 days or more                       25.0%      102.5%

LIQUIDITY

Codorus Valley's loan-to-deposit ratio, which is used as a broad measure of liquidity, was approximately 78 percent on March 31, 2003, compared to 80 percent on December 31, 2002. Liquidity for both periods was adequate based on availability from many sources, including the potential liquidation of a $65 million portfolio of available-for-sale securities valued at March 31, 2003. Another important source of liquidity for PeoplesBank is available credit provided by the Federal Home Loan Bank of Pittsburgh (FHLBP). On December 31, 2002, the latest available date, available funding from the FHLBP was $83 million. In response to a sluggish U.S. economy and abnormally low market interest rates, the financial services industry has experienced increased liquidity, as deposit customers sought safe haven from depressed securities markets, loan customers refinanced and bond issuers called bonds.

Codorus Valley's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments of existing loans, and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on March 31, 2003, totaled $81,107,000 and consisted of $50,001,000 in unfunded commitments of existing loans, $28,625,000 to grant new loans and $2,481,000 in letters of credit. Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon. Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore do not present a significant liquidity risk to Codorus Valley.

Codorus Valley has various long-term contractual obligations outstanding at March 31, 2003, including long-term debt, time deposits and obligations under capital and operating leases. Such obligations have not changed significantly from those reported in Table 11 of the Form 10K for 2002.

MARKET RISK MANAGEMENT

In the normal course of conducting business, Codorus Valley is exposed to market risk, principally interest rate risk, through the operations of its banking subsidiary. Interest rate risk arises from market driven fluctuations in interest rates, which may affect cash flows, income, expense and values of financial instruments. An asset-liability management committee comprised of members of management manages interest rate risk. A detailed discussion of market interest risk is provided in the Corporation's annual report on Form 10-K for the period ended December 31, 2002.

Codorus Valley performed a simulation on its balance sheet at March 31, 2003 and December 31, 2002. The results of the point-in-time analyses are shown in Table 3--Interest Rate Sensitivity. The analyses reveal that the Corporation's balance sheet was asset sensitive for both periods. Asset sensitive means that loan and investment assets will reprice to a greater and faster degree than the deposits and debt that fund them. Therefore, the balance sheet is positioned to benefit from economic growth and rising market interest rates. Conversely, if market interest rates decline, earnings are expected to decline.

TABLE 3-INTEREST RATE SENSITIVITY

                              at March 31, 2003
--------------------------------------------------------------------
                                                        Change in
Change in interest rates      Forecasted interest      net income
(basis points) over 12 mos    rate scenario          $000's      %
--------------------------------------------------------------------
          +200                High                     271       7.9
             0                Flat (baseline)            0       0.0
          -200                Low                     (383)    (11.2)
           +75                Most likely               37       1.1

                              at December 31, 2002
--------------------------------------------------------------------
                                                        Change in
Change in interest rates      Forecasted interest      net income
(basis points) over 12 mos    rate scenario          $000's      %
--------------------------------------------------------------------
          +200                High                     217       6.0
             0                Flat (baseline)            0       0.0
          -200                Low                     (393)    (10.8)
          +118                Most likely               94       2.6

OTHER RISKS

More grand acts of terrorism in the United States of America, or in other countries, could erode consumer and business confidence and disrupt commerce, resulting in a prolonged economic recession. A prolonged economic recession could have a material adverse effect on the liquidity, capital resources or results of operations of Codorus Valley.

Periodically, federal and state legislation is proposed that could result in additional regulation of, or restrictions on, the business of Codorus Valley and its subsidiaries. Other than as discussed in the Corporation's Form 10-K for period ended December 31, 2002, it cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of Codorus Valley and its subsidiaries.

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

99.1              Certification of Principal Executive Officer, pursuant to
                  Section 906 of the Sarbanes- Oxley Act of 2002

99.2              Certification of Principal Financial Officer, pursuant to
                  Section 906 of the Sarbanes- Oxley Act of 2002

ITEM 6. (b) REPORTS ON FORM 8-K

On March 20, 2003, Codorus Valley Bancorp, Inc. filed a report on Form 8-K, Item 5, dated March 18, 2003. The purpose of the Form 8K was to electronically file: an Amendment to the Employment Agreement by and among PeoplesBank, A Codorus Valley Company, Codorus Valley Bancorp, Inc., and Larry J. Miller dated October 1, 1997 and Executive Employment Agreement dated January 1, 1993 between PeoplesBank, A Codorus Valley Company, Codorus Valley Bancorp, Inc. and Larry J. Miller (filed as Exhibit 10.1); a Change of Control Agreement between PeoplesBank, A Codorus Valley Company, Codorus Valley Bancorp, Inc., and Jann A. Weaver, dated October 1, 1997 (filed as Exhibit 10.2); and a Change of Control Agreement between PeoplesBank, A Codorus Valley Company, Codorus Valley Bancorp, Inc., and Harry R. Swift, dated October 1, 1997 (filed as Exhibit 10.3).

Codorus Valley Bancorp, Inc. filed a report on Form 8-K on January 21, 2003. The Form 8-K, dated January 21, 2003, disclosed that Codorus Valley Bancorp, Inc. released a Press Release announcing the declaration of a quarterly cash dividend and the results of operations for the period ended December 31, 2002, which included a $445,000 loan loss provision for the fourth quarter of 2002.

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the authorized undersigned.

                                    Codorus Valley Bancorp, Inc.
                                             (Registrant)

May 14, 2003                        /s/ Larry J. Miller
Date                                -------------------
                                    Larry J. Miller
                                    President & CEO
                                    (Principal executive officer)

May 14, 2003                        /s/ Jann A. Weaver
Date                                ------------------
                                    Jann A. Weaver
                                    Treasurer & Assistant Secretary
                                    (Principal financial and accounting officer)

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Larry J. Miller, President and CEO, certify, that:

         1. I have reviewed this quarterly report on Form 10-Q of Codorus Valley Bancorp, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  May 14, 2003                             /s/ Larry J. Miller
                                                -------------------
                                                Larry J. Miller
                                                President and CEO

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jann A. Weaver, Treasurer and Assistant Secretary, certify, that:

         1. I have reviewed this quarterly report on Form 10-Q of Codorus Valley Bancorp, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:  May 14, 2003                            /s/ Jann A. Weaver
                                               ------------------
                                               Jann A. Weaver
                                               Treasurer and Assistant Secretary