Form 10-Q
period 2003-06-30
CODORUS VALLEY BANCORP INC
filed 2003-08-12
CIK 806279

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

        105 Leader Heights Road, P.O. Box 2887, York, Pennsylvania 17405
        -------------------------------------------------------------------
       (Address of principal executive offices)                  (Zip code)

                                  717-747-1519
                                  ------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. On July 22, 2003, 2,831,599 shares of common stock, par value $2.50, were outstanding.

                          Codorus Valley Bancorp, Inc.
                                 FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION                                                                   Page #
         ---------------------                                                                   ------
Item 1.      Financial statements:
               Consolidated statements of financial condition                                       3
               Consolidated statements of income                                                    4
               Consolidated statements of cash flows                                                5
               Consolidated statements of changes in stockholders' equity                           6
               Notes to consolidated financial statements                                           7

Item 2.      Management's discussion and analysis of financial condition and
                results of operations                                                              13

Item 3.      Quantitative and qualitative disclosures about market risk                            23

Item 4.      Controls and procedures                                                               23

PART II - OTHER INFORMATION
          -----------------

Item 1.      Legal proceedings                                                                     23

Item 2.      Changes in securities and use of proceeds                                             24

Item 3.      Defaults upon senior securities                                                       24

Item 4.      Submission of matters to a vote of security holders                                   24

Item 5.      Other information                                                                     24

Item 6.      Exhibits and reports on Form 8-K                                                      25

SIGNATURES                                                                                         27

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          Codorus Valley Bancorp, Inc.
                 Consolidated Statements of Financial Condition
                                    Unaudited

                                                                                  June 30,   December 31,
 (dollars in thousands, except per share data)                                      2003        2002
---------------------------------------------------------------------------------------------------------
ASSETS
Interest bearing deposits with banks                                             $     108    $     242
Cash and due from banks                                                              8,854       10,878
Federal funds sold                                                                  18,321            0
-------------------------------------------------------------------------------------------------------
      Total cash and cash equivalents                                               27,283       11,120
Securities, available-for-sale                                                      61,233       70,366
Securities, held-to-maturity (fair value $10,542 for 2003 and $9,539 for 2002)       9,356        9,357
Loans, held for sale                                                                 2,311        4,586
Loans (net of deferred fees of $620 in 2003 and $645 in 2002)                      242,541      233,960
Less-allowance for loan losses                                                      (1,539)      (1,515)
-------------------------------------------------------------------------------------------------------
      Net loans                                                                    241,002      232,445
Premises and equipment                                                               9,290        9,335
Other assets                                                                        15,275       12,688
-------------------------------------------------------------------------------------------------------
      Total assets                                                               $ 365,750    $ 349,897
=======================================================================================================

LIABILITIES
Deposits
    Noninterest bearing                                                          $  35,232    $  30,120
    Interest bearing                                                               273,197      262,507
-------------------------------------------------------------------------------------------------------
      Total deposits                                                               308,429      292,627
Short-term borrowings                                                                    0        7,089
Long-term debt                                                                      19,880       16,164
Other liabilities                                                                    4,222        1,794
-------------------------------------------------------------------------------------------------------
      Total liabilities                                                            332,531      317,674

STOCKHOLDERS' EQUITY
Preferred stock, par value $2.50 per share;
   1,000,000 shares authorized; 0 shares issued and outstanding                          0            0
Common stock, par value $2.50 per share;
   10,000,000 shares authorized; 2,831,599 shares issued and
   outstanding on 6/30/03 and 2,697,035 on 12/31/02                                  7,079        6,743
Additional paid-in capital                                                          17,366       15,549
Retained earnings                                                                    7,320        8,551
Accumulated other comprehensive income                                               1,454        1,380
-------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                    33,219       32,223
-------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                                 $ 365,750    $ 349,897
=======================================================================================================

See accompanying notes

                          Codorus Valley Bancorp, Inc.
                        Consolidated Statements of Income
                                    Unaudited

                                                             Three months ended   Six months ended
                                                                  June 30,             June 30,
 (dollars in thousands, except per share data)               2003      2002        2003     2002
--------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                                       $ 4,136   $ 4,253    $ 8,191   $ 8,659
Investment securities
    Taxable                                                     616       651      1,295     1,144
    Tax-exempt                                                  114       131        233       262
    Dividends                                                     8         7         23        20
Other                                                            40        68         45       183
--------------------------------------------------------------------------------------------------
      Total interest income                                   4,914     5,110      9,787    10,268
INTEREST EXPENSE
Deposits                                                      1,497     2,045      3,034     4,145
Federal funds purchased and other short-term borrowings           0         0          5         0
Long-term debt                                                  255       297        496       613
--------------------------------------------------------------------------------------------------
      Total interest expense                                  1,752     2,342      3,535     4,758
-------------------------------------------------------------------------------------------------
      Net interest income                                     3,162     2,768      6,252     5,510
PROVISION FOR LOAN LOSSES                                       187        50        224        70
--------------------------------------------------------------------------------------------------
      Net interest income after provision for loan losses     2,975     2,718      6,028     5,440
NONINTEREST INCOME
Trust and investment services fees                              197       192        412       399
Service charges on deposit accounts                             248       194        463       369
Income from bank owned life insurance                            77        73        149       148
Other income                                                    265       152        530       304
Gain on sale of securities                                       99         0        266        72
Gain on sale of mortgages                                       245        82        482       324
--------------------------------------------------------------------------------------------------
      Total noninterest income                                1,131       693      2,302     1,616
NONINTEREST EXPENSE
Salaries and benefits                                         1,623     1,415      3,276     2,853
Occupancy of premises, net                                      252       188        519       401
Furniture and equipment                                         271       264        555       537
Postage, stationery and supplies                                113       109        220       201
Professional and legal                                          157        63        234       128
Marketing and advertising                                       112       150        165       247
Foreclosed real estate, net                                      37        11        104        46
Other                                                           613       427      1,178       901
--------------------------------------------------------------------------------------------------
      Total noninterest expense                               3,178     2,627      6,251     5,314
--------------------------------------------------------------------------------------------------
      Income before income taxes                                928       784      2,079     1,742
PROVISION FOR INCOME TAXES                                      215       125        505       296
--------------------------------------------------------------------------------------------------
      Net income                                            $   713   $   659    $ 1,574   $ 1,446
==================================================================================================
      Net income per share, basic                           $  0.25   $  0.23    $  0.56   $  0.51
      Net income per share, diluted                         $  0.25   $  0.23    $  0.55   $  0.51
==================================================================================================

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                    Unaudited

                                                                            Six months ended
                                                                                June 30,
 (dollars in thousands)                                                     2003        2002
----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                $  1,574    $  1,446
Adjustments to reconcile net income to net cash provided by operations
    Depreciation                                                               493         488
    Provision for loan losses                                                  224          70
    Provision for losses on foreclosed real estate                              55          30
    Amortization of investment in real estate partnership                      104         393
    Increase in cash surrender value of life insurance investment             (149)       (148)
    Originations of held for sale mortgages                                (32,116)    (20,430)
    Proceeds from sales of held for sale mortgages                          34,873      31,852
    Gain on sales of held for sale mortgages                                  (482)       (324)
    Gain on sales of securities                                               (266)        (72)
    Gain on sales of foreclosed real estate                                      6         (32)
    Decrease (increase) in accrued interest receivable and other assets         34      (1,059)
    Increase in accrued interest payable and other liabilities                 328         186
    Other, net                                                                 361         310
----------------------------------------------------------------------------------------------
      Net cash provided by operating activities                              5,039      12,710

CASH FLOWS FROM INVESTING ACTIVITIES
 Securities, available-for-sale:
    Purchases                                                              (13,423)    (40,684)
    Maturities and calls                                                     8,769      13,949
    Sales                                                                   13,859       1,095
Net increase in loans made to customers                                     (8,968)    (11,136)
Purchases of premises and equipment                                           (457)       (305)
Investment in real estate partnership                                         (670)          0
Proceeds from sales of foreclosed real estate                                  237         150
----------------------------------------------------------------------------------------------
      Net cash used in investing activities                                   (653)    (36,931)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits                                 15,553      16,136
Net increase (decrease) in time deposits                                       249        (959)
Net decrease in short-term borrowings                                       (7,089)          0
Proceeds from issuance of long-term debt                                     5,000           0
Repayment of long-term debt                                                 (1,284)       (191)
Dividends paid                                                                (647)       (615)
Cash paid in lieu of fractional shares                                          (5)         (4)
----------------------------------------------------------------------------------------------
      Net cash provided by financing activities                             11,777      14,367
----------------------------------------------------------------------------------------------
      Net increase in cash and cash equivalents                             16,163      (9,854)
      Cash and cash equivalents at beginning of year                        11,120      25,035
----------------------------------------------------------------------------------------------
      Cash and cash equivalents at end of period                          $ 27,283    $ 15,181
----------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and borrowed funds                              $  3,556    $  4,844
Income taxes paid                                                         $    500    $    375

See accompanying notes

                          Codorus Valley Bancorp, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                    Unaudited


                                                                                               Accumulated
                                                                        Additional                Other
                                                              Common     Paid-in     Retained  Comprehensive
 (dollars in thousands)                                        Stock     Capital     Earnings     Income       Total
----------------------------------------------------------------------------------------------------------------------
For the six months ended June 30, 2003

Balance, December 31, 2002                                   $  6,743    $ 15,549    $  8,551    $  1,380     $ 32,223
Comprehensive income:
  Net income                                                                            1,574                    1,574
  Other comprehensive income, net of tax:
   Unrealized gains on securities, net of reclassification
   adjustment for gains included in net income                                                         74           74
                                                                                                              --------
      Total comprehensive income                                                                                 1,648
Cash dividends ($.228 per share, adjusted)                                               (647)                    (647)
5% stock dividend - 134,564 shares at fair value                  336       1,817      (2,158)                      (5)
----------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2003                                       $  7,079    $ 17,366    $  7,320    $  1,454     $ 33,219

======================================================================================================================

For the six months ended June 30, 2002

Balance, December 31, 2001                                   $  6,411    $ 14,004    $  8,526    $    427     $ 29,368
Comprehensive income:
  Net income                                                                            1,446                    1,446
  Other comprehensive income, net of tax:
    Unrealized gains on securities, net                                                               409          409
                                                                                                              --------
      Total comprehensive income                                                                                 1,855
Cash dividends ($.217 per share, adjusted)                                               (615)                    (615)
5% stock dividend - 127,927 shares at fair value                  320       1,490      (1,814)                      (4)
----------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2002                                       $  6,731    $ 15,494    $  7,543    $    836     $ 30,604
======================================================================================================================

See accompanying notes

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

The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

Stock dividend and per share computations

All per share computations include the effect of stock dividends declared, including the 5 percent stock dividend declared April 8, 2003. The weighted average number of shares of common stock outstanding, used for basic and diluted calculations was as follows for the three months ended and year to date June 30,

(In thousands)                2003             2002
----------------------------------------------------------
Basic                        2,832            2,827
Diluted                      2,851            2,836

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

                                                                   Three months ended       Six months ended
                                                                         June 30,               June 30,
(Dollars in thousands, except per share data)                        2003        2002       2003        2002
-------------------------------------------------------------------------------------------------------------
Reported net income                                                  $713        $659     $1,574       $1,446
Deduct total stock-based employee compensation expense
   determined under fair value based method for all
   awards, net of related tax effects                                   6          49         11           86
-------------------------------------------------------------------------------------------------------------
Pro forma net income                                                 $707        $610     $1,563       $1,360
-------------------------------------------------------------------------------------------------------------
Reported basic earnings per share                                    $.25        $.23     $  .56       $  .51
-------------------------------------------------------------------------------------------------------------
Reported diluted earnings per share                                  $.25        $.23     $  .55       $  .51
-------------------------------------------------------------------------------------------------------------
Pro forma basic earnings per share                                   $.25        $.22     $  .55       $  .48
-------------------------------------------------------------------------------------------------------------
Pro forma diluted earnings per share                                 $.25        $.22     $  .55       $  .48
=============================================================================================================

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

                                                               Three months ended         Six months ended
                                                                    June 30,                  June 30,
(Dollars in thousands)                                         2003         2002         2003          2002
-----------------------------------------------------------------------------------------------------------
Unrealized holding gains arising during the period             $523         $794         $378         $ 692
Reclassification adjustment for gains included in
income                                                          (99)           0         (266)          (72)
-----------------------------------------------------------------------------------------------------------
Net unrealized gains                                            424          794          112           620
Tax effect                                                     (144)        (270)         (38)         (211)
-----------------------------------------------------------------------------------------------------------
Net of tax amount                                              $280         $524         $ 74         $ 409
-----------------------------------------------------------------------------------------------------------

Reclassifications

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation format. These reclassifications had no impact on the Corporation's net income.

Recently issued FASB Statements

In May 2003, the Financial Accounting Standards Board issued Statement No. 150 (Statement), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of these instruments were previously classified as equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning July 1, 2003. The adoption of this Statement did not have any significant impact on the Corporation's financial condition or results of operations.

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

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after January 31, 2003. The consolidation requirements apply immediately to VIEs created after January 31, 2003, and are effective for the first fiscal year or interim period beginning after June 15, 2003, for VIEs acquired before February 1, 2003. The adoption of this interpretation did not have a significant impact on the Corporation's financial condition or results of operations.

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

Outstanding letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Company had $2,404,000 of standby letters of credit as of June 30, 2003. The Bank uses the same credit policies in making conditional commitments as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Company requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2003 for guarantees under standby letters of credit issued after December 31, 2002 is not material.

NOTE 3--DEPOSITS

The composition of deposits on June 30, 2003 and December 31, 2002, was as follows:

                                                      June 30,         December 31,
(Dollars in thousands)                                  2003              2002
-----------------------------------------------------------------------------------
Noninterest bearing demand                           $ 35,232            $ 30,120
NOW                                                    38,060              34,851
Money market                                           79,954              73,938
Savings                                                14,239              13,023
Time CDs less that $100,000                           114,827             114,808
Time CDs $100,000 or more                              26,117              25,887
-----------------------------------------------------------------------------------
Total deposits                                       $308,429            $292,627
===================================================================================

NOTE 4--LONG-TERM DEBT

A summary of long-term debt at June 30, 2003 and December 31, 2002 follows:

                                                                         June 30,         December 31,
(Dollars in thousands)                                                     2003               2002
-------------------------------------------------------------------------------------------------------
Obligations of PeoplesBank to FHLBP
      Due 2004, 5.12%                                                    $     0            $ 1,025
      Due 2005, 5.36%, convertible quarterly                               6,000              6,000
      Due 2007, 4.69%, amortizing                                          1,448              1,636
      Due 2013, 3.46%, amortizing                                          4,965                  0
      Due 2014, 6.43%, convertible quarterly after
        July 2009                                                          5,000              5,000
Obligations of Codorus Valley Bancorp, Inc.
      Due 2009, 7.35%, amortizing                                          1,821              1,848
-------------------------------------------------------------------------------------------------------
                                                                          19,234             15,509
Capital lease obligation                                                     646                655
-------------------------------------------------------------------------------------------------------
Total long-term debt                                                     $19,880            $16,164
=======================================================================================================

PeoplesBank's obligations to FHLBP are fixed rate and fixed/floating (convertible) rate instruments. The FHLBP has an option on the convertible borrowings to convert the rate to a floating rate after the expiration of a specified period. The floating rate is based on the LIBOR index plus a spread. If the FHLBP elects to exercise its conversion option, PeoplesBank, can repay the converted loan without a prepayment penalty. The obligation of Codorus Valley is secured by a mortgage on the Codorus Valley Corporate Center office building at 105 Leader Heights Road, York, Pennsylvania.

NOTE 5--REGULATORY MATTERS

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

Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to average assets (leverage ratio). Management believes that Codorus Valley and PeoplesBank were well capitalized on June 30, 2003, based on FDIC capital guidelines.

CODORUS VALLEY BANCORP, INC.
                                                                        MINIMUM FOR             WELL CAPITALIZED
                                             ACTUAL                   CAPITAL ADEQUACY              MINIMUM*
                                      ---------------------------------------------------------------------------
(dollars in thousands)                 AMOUNT       RATIO           AMOUNT         RATIO         AMOUNT    RATIO
-----------------------------------------------------------------------------------------------------------------
AT JUNE 30, 2003
   Capital ratios:
      Tier 1 risk based               $31,414       11.35%      > or = $11,068  > or = 4.0%        n/a       n/a
      Total risk based                 32,953       11.91       > or =  22,136  > or = 8.0         n/a       n/a
      Leverage                         31,414        9.01       > or =  13,939  > or = 4.0         n/a       n/a
-----------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 2002
   Capital ratios:
      Tier 1 risk based               $30,475       11.32%      > or = $10,770  > or = 4.0%        n/a       n/a
      Total risk based                 31,990       11.88       > or =  21,539  > or = 8.0         n/a       n/a
      Leverage                         30,475        8.93       > or =  13,650  > or = 4.0         n/a       n/a
=================================================================================================================

PEOPLESBANK
                                                                         MINIMUM FOR                  WELL CAPITALIZED
                                             ACTUAL                   CAPITAL ADEQUACY                    MINIMUM*
                                      --------------------------------------------------------------------------------------
(dollars in thousands)                 AMOUNT       RATIO           AMOUNT         RATIO           AMOUNT          RATIO
----------------------------------------------------------------------------------------------------------------------------
AT JUNE 30, 2003
   Capital ratios:
      Tier 1 risk based               $26,953        9.97%      > or = $10,819  > or = 4.0%    > or = $16,228   > or =  6.0%
      Total risk based                 28,492       10.53       > or =  21,637  > or = 8.0     > or =  27,046   > or = 10.0
      Leverage                         26,953        7.87       > or =  13,691  > or = 4.0     > or =  17,114   > or =  5.0
---------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 2002
   Capital ratios:
      Tier 1 risk based               $25,946        9.86%      > or = $10,521  > or = 4.0%    > or = $15,782   > or =  6.0%
      Total risk based                 27,461       10.44       > or =  21,042  > or = 8.0     > or =  26,303   > or = 10.0
      Leverage                         25,946        7.75       > or =  13,390  > or = 4.0     > or =  16,738   > or =  5.0
===========================================================================================================================

* To be well capitalized under prompt correction action provisions.

NOTE 6--CONTINGENT LIABILITIES

During the first quarter of 2003, a business-banking client filed a counterclaim against PeoplesBank, alleging, among other things, that PeoplesBank: breached an implied-in-fact agreement to the claimants related to loans made to the claimants. PeoplesBank's management believes there are substantial defenses to this lawsuit and intends to defend it vigorously. Further information regarding this claim is included in this Form 10-Q, on page 23, under Part II, Item 1. Legal proceedings.

Also during the first quarter of 2003, PeoplesBank became aware of a civil forfeiture action brought about by the United States Attorney's Office. The forfeiture action involves real estate supporting a loan that PeoplesBank made to a customer who was allegedly involved with criminal activity. PeoplesBank intends to protect its mortgage interest in the real estate from forfeiture through available defenses including the "innocent owner defense." Further information regarding this forfeiture action is included in this Form 10-Q, on page 20, under Forfeiture action related to mortgaged property.

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

CRITICAL ACCOUNTING ESTIMATES:

Disclosure of Codorus Valley's significant accounting policies is included in
Note 1 to the consolidated financial statements of the 2002 Annual Report to Stockholders, filed as Exhibit 13 to the Annual Report on Form 10-K for the period ended December 31, 2002. Some of these policies are particularly sensitive, requiring that management make significant judgments, estimates and assumptions. Additional information is contained in Management's Discussion and Analysis for the most sensitive of these issues, including the provision and allowance for loan losses, located on pages 16 and 20 of this Form 10-Q.

Management makes significant estimates in determining the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate such as current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, financial and managerial strengths of borrowers, adequacy of collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Estimates related to the value of collateral also have a significant impact on whether or not management continues to accrue income on delinquent loans and on the amounts at which foreclosed real estate is recorded on the statement of financial condition. As described in Note 6--Contingent Liabilities, property collateralizing a loan on PeoplesBank's books is subject to litigation. In establishing the loan loss allowance, management presumed that the rights to the property would be protected. If, however, PeoplesBank's property rights are not successfully protected the allowance for loan losses will need to be increased through provision expense to cover the loss.

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

THREE MONTHS ENDED JUNE 30, 2003
COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

OVERVIEW

Net income for the three-month period ended June 30, 2003, was $713,000 or $.25 per diluted share, compared to $659,000 or $.23 per diluted share, for the same period of 2002. The $54,000 or 8 percent increase in net income was caused primarily by an increase in net interest income and noninterest income, which more than offset increases in noninterest expense, provision for loan losses and federal income tax. Net interest income increased $394,000 or 14 percent over the same period of 2002 due primarily to lower funding costs, which were rate driven. Noninterest income increased $438,000 or 63 percent over 2002 due to increases in gains from the sale of mortgages and investment securities, income from an insurance agency acquired in the prior year and service charges on deposit accounts. Noninterest expense increased $551,000 or 21 percent over 2002 due primarily to expansion, principally the acquisition of an insurance agency in September of 2002 and the addition of a financial center in December 2002. Legal and professional expense, principally consulting expense, and normal business growth also contributed to the increase in noninterest expense. Current period provision for loan losses increased $137,000 or 274 percent due to a loss from a decline in the collateral value supporting a business loan. Current period federal income tax increased $90,000 or 72 percent over 2002 due to an increase in pretax earnings and a decrease in tax credits. An explanation of the factors and trends that caused changes between the two periods, by earnings category, is provided below.

NET INTEREST INCOME

Net interest income for the current three-month period ended June 30, 2003, was $3,162,000, an increase of $394,000 or 14 percent above the same period in 2002. Net interest income increased primarily as a result of lower funding costs. Current period funding costs reflected a decrease in deposit rates, principally CDs. Earning assets averaged $320 million and yielded 5.86 percent (tax equivalent) for the second quarter of 2003, compared to $313 million and 6.42 percent, respectively, for 2002. Interest bearing liabilities averaged $289 million at an average rate of 2.43 percent for the second quarter of 2003, compared to $281 million and 3.35 percent, respectively, for 2002.

PROVISION FOR LOAN LOSSES

A $187,000 provision expense for loan losses was recorded in the current three-month period, compared to $50,000 for the same period in 2002. The $137,000 increase in the provision was due primarily to a loss from a decline in the collateral value supporting a business loan.

NONINTEREST INCOME

Total noninterest income for the current three-month period was $1,131,000, an increase of $438,000 or 63 percent above the same period in 2002. The increase was caused primarily by increases in gains from the sale of mortgages and investment securities, other income and service charges on deposit accounts. Explanations for the increases are provided under noninterest income within the year-to-date section of this report.

NONINTEREST EXPENSE

Total noninterest expense for the current three-month period was $3,178,000, an increase of $551,000 or 21 percent above the same period in 2002. The increase was caused primarily by increases in salaries and benefits, occupancy, professional and legal, and other expense. Explanations for the increases are provided under noninterest expense within the year-to-date section of this report.

INCOME TAXES

The provision for federal income tax was $215,000 for the current three-month period, compared to $125,000 for the same period in 2002. The $90,000 or 72 percent increase in tax reflects an increase in pretax income and a decrease in federal tax credits. Information about the decrease in tax credits is provided under income taxes within the year-to-date section of this report.

SIX MONTHS ENDED JUNE 30, 2003
COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

INCOME STATEMENT ANALYSIS

OVERVIEW

Net income for the six-month period ended June 30, 2003, was $1,574,000 or $.55 per diluted share, compared to $1,446,000 or $.51 per diluted share, for the same period of 2002. The $128,000 or 9 percent increase in net income was caused primarily by an increase in net interest income and noninterest income, which more than offset increases in noninterest expense, provision for loan losses and federal income tax. Net interest income increased $742,000 or 13 percent over the same period of 2002 due primarily to lower funding costs (rate driven) and increased income from investment securities (volume driven). Noninterest income increased $686,000 or 42 percent over 2002 due to increases in gains from the sale of mortgages and investment securities, income from an acquired insurance agency and service charges on deposit accounts. Noninterest expense increased $937,000 or 18 percent over 2002 due primarily to expansion, resulting from the acquisition of an insurance agency in September of 2002 and the addition of a full service financial center in December 2002. The provision for loan losses increased $154,000 or 220 percent over 2002 due to a loss from a decline in the collateral value supporting a business loan. Current period federal income tax increased $209,000 or 71 percent over 2002 due to an increase in pretax earnings and a decrease in tax credits. Net income as a percentage of average total assets for the first six months (annualized) of 2003 was 0.90 percent, compared to 0.86 percent for the same period of 2002. Net income as a percentage of average stockholders' equity for the first six months (annualized) of 2003 was 9.56 percent, compared to 9.66 percent for the same period of 2002.

Total assets of the Corporation on June 30, 2003, were approximately $366 million, an increase of $16 million or 4.5 percent above December 31, 2002. Asset growth occurred primarily in overnight investments and consumer loans, which were funded by core deposits. Based on a recent evaluation of probable loan losses and the current loan portfolio, management believes that the allowance is adequate to support losses inherent in the portfolio at June 30, 2003. Management also believes that the Corporation and PeoplesBank were well capitalized on June 30, 2003, based on FDIC capital guidelines. An explanation of the factors and trends that caused changes between the two periods, by earnings category, is provided below.

NET INTEREST INCOME

To date, U.S. economic activity remains sluggish, the fed funds rate has descended to a 45-year low and the rate of unemployment continues to creep up. In June 2003, the Federal Open Market Committee lowered the fed funds rate 25 basis points, from 1.25 percent to 1 percent, in an effort to stimulate the economy and preempt deflation. Within a couple days of the move, banks lowered their prime rate 25 basis points, from 4.25 percent to 4 percent. The latest rate cut is likely to decrease net interest margins in the period ahead for the majority of commercial banks, including PeoplesBank, that have asset sensitive balance sheets.

Net interest income for the current six-month period ended June 30, 2003, was $6,252,000, an increase of $742,000 or 13 percent above the same period in 2002. Net interest income increased primarily as a result of lower funding costs (rate driven) and an increase in income from investment securities (volume driven). Earning assets averaged $314 million and yielded 6.37 percent (tax equivalent) for 2003, compared to $309 million and 6.80 percent, respectively, for 2002. Interest bearing liabilities averaged $285 million at an average rate of 2.50 percent for 2003, compared to $277 million and 3.47 percent, respectively, for 2002.

PROVISION FOR LOAN LOSSES

A $224,000 provision expense for loan losses was recorded in the current six-month period, compared to $70,000 for the same period in 2002. The $154,000 increase in the provision was due primarily to a loss from a decline in the collateral value supporting a business loan in the second quarter. Information regarding nonperforming assets and the allowance for loan losses can be found within those sections of this report.

NONINTEREST INCOME

Total noninterest income for the current six-month period was $2,302,000, an increase of $686,000 or 42 percent above the same period in 2002. The increase was caused primarily by increases in other income, gains from the sale of mortgages and investment securities, and service charges on deposit accounts. The $226,000 or 74 percent increase in other income was primarily due to fees from the sale of investment and insurance products by an insurance agency that PeoplesBank acquired in September 2002. The $158,000 or 49 percent increase in gains from the sale of mortgages was the result of unusually low market interest rates, which continued to fuel mortgage refinances. Low market interest rates also enabled management to realize a $194,000 increase in gains from the sale of investment securities. The $94,000 or 25 percent increase in service charges on deposit accounts also contributed to the increase in noninterest income.

NONINTEREST EXPENSE

Total noninterest expense for the current six-month period was $6,251,000, an increase of $937,000 or 18 percent above the same period in 2002. The increase was caused primarily by increases in salaries and benefits, occupancy, professional and legal, and other expense. Salaries and benefits increased $423,000 or 15 percent due primarily to planned corporate expansion. The current period included the expense of prior year initiatives such as the acquisition of an insurance agency in September 2002 and the addition of a financial center in December 2002. The $118,000 or 29 percent increase in occupancy expense was also caused primarily by corporate expansion. The $106,000 or 83 percent increase in professional and legal, principally consulting expense, is described below. Other expense increased $277,000 or 31 percent due in part to an increase in problem loan carrying costs and normal business growth.

In March 2003, management engaged a consulting firm to conduct a company wide performance evaluation, including staffing and work processes. The consulting engagement is expected to be completed by December 31, 2003, at an estimated cost of $275,000. Management believes that the evaluation will reduce expense and increase revenue and operating efficiency in the current and future periods. Aggregate benefits are expected to exceed the one time consultant's fee.

INCOME TAXES

The provision for federal income tax was $505,000 for the current six-month period, compared to $296,000 for the same period in 2002. The $209,000 or 71 percent increase in tax reflects an increase in pretax income and a $113,000 decrease in federal tax credits. Tax credits were maximized in 2002 because they included historic rehabilitation tax credits from PeoplesBank's investment in a low-income housing project; available only in the year the rehabilitation construction is complete.

BALANCE SHEET REVIEW

FEDERAL FUNDS SOLD

On June 30, 2003, federal funds sold, i.e., overnight investments, was $18 million compared to $0 at year-end 2002. The increase in liquidity was the result of deposit growth, $5 million in proceeds from long-term borrowing from the Federal Home Loan Bank and cash inflows from investment securities.

INVESTMENT SECURITIES

On June 30, 2003, securities available-for-sale decreased approximately $9 million from year-end 2002, as the proceeds from maturities, calls and prepayments on mortgage-backed instruments were deployed to loans or temporarily invested in federal funds.

LOANS

On June 30, 2003, loans were $243 million, an increase of $9 million or 4 percent above year-end 2002. The increase occurred primarily in the consumer loan portfolio, which grew in response to an aggressive marketing promotion.

OTHER ASSETS AND OTHER LIABILITIES

In March 2003, PeoplesBank committed to invest $2.8 million in a real estate partnership whose purpose is to construct 60 new townhouses and rent them to people who qualify for low-income housing. Actual disbursement is scheduled to be made in installments throughout the year with project completion scheduled by the end of 2003. PeoplesBank is a limited partner that holds a 73.5 percent interest in the partnership. Its role in the partnership is solely as an investor, whose return is in the form of federal tax credits, to be realized over a ten-year period beginning in 2004.

DEPOSITS

On June 30, 2003, total deposits were approximately $308 million, an increase of $16 million or 5 percent above year-end 2002. The increase occurred in core deposits such as demand, money market and savings accounts. Relatively low CD rates, heavily influenced by low market interest rates, and an improving stock market may have caused customers to favor highly liquid core deposit accounts. Other factors that contributed to deposit growth included the addition of a financial center in December 2002 and normal business growth.

LONG-TERM DEBT

During the second quarter of 2003, PeoplesBank borrowed $5 million from the Federal Home Loan Bank of Pittsburgh to secure low cost funding and to partially match fund loan growth that resulted from a home equity loan promotion. The loan will amortize over 10 years and has a 3.46 percent fixed rate of interest.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

Stockholders' equity or capital, as a source of funds, enables Codorus Valley to maintain asset growth and absorb losses. Total stockholders' equity was approximately $33,219,000 on June 30, 2003, an increase of $996,000 or 3 percent above December 31, 2002. The increase was caused primarily by an increase in retained net income from profitable operations.

On July 8, 2003, the board of directors declared a quarterly cash dividend of $0.12 per share, payable on or before August 12, 2003, to shareholders of record July 22, 2003. This follows $0.12 per share ($0.114 adjusted) cash dividends paid in May and February. On June 5, 2003, Codorus Valley paid a 5 percent stock dividend, which resulted in the issuance of 134,564 common shares.

Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 5--Regulatory Matters, to the financial statements. Management believes that Codorus Valley and PeoplesBank were well capitalized on June 30, 2003, based on FDIC capital guidelines.

RISK MANAGEMENT

NONPERFORMING ASSETS

Table 1--Nonperforming Assets, provides a summary of nonperforming assets and related ratios. The paragraphs below provide information for selected categories for June 30, 2003, compared to December 31, 2002.

TABLE 1-NONPERFORMING ASSETS

                                                   June 30,       December 31,
(dollars in thousands)                               2003             2002
----------------------                             --------       ------------
Nonaccrual loans                                    $4,903          $5,051
Accruing loans that are contractually past due
  90 days or more as to principal or interest           53             453
Foreclosed real estate, net of allowance               335             465
------------------------------------------------------------------------------
     Total nonperforming assets                     $5,291          $5,969
==============================================================================

Ratios:
Nonaccrual loans as a % of total period-end loans     2.02%           2.16%

Nonperforming assets as a % of total period-end
     loans and net foreclosed real estate             2.18%           2.55%

Nonperforming assets as a % of total period-end      15.93%          18.52%
     stockholders' equity

Allowance for loan losses as a multiple of
     nonaccrual loans                                   .3x             .3x

Nonaccrual loans were principally comprised of collateral dependent business loans. Accordingly, Codorus Valley recognized interest income on a cash basis for these loans. On June 30, 2003, the nonaccrual loan portfolio was $4,903,000, slightly below the $5,051,000 reported on December 31, 2002. On June 30, 2003, nonaccrual loans were comprised of nineteen unrelated accounts, ranging in size from $3,200 to $2,647,000. Two of the nineteen loans, for $2,647,000 and $1,230,000, respectively, comprise 79 percent of the nonaccrual loan portfolio and management believes that they are adequately collateralized. During March 2003, the borrowers responsible for the previously mentioned $1,230,000 nonaccrual loan filed a counterclaim against PeoplesBank described in the Legal Proceedings section of this report (Part II--Other Information, Item 1). Accounts within the nonaccrual loan portfolio vary by industry and are generally collateralized with real estate assets. Management and the board of directors evaluate the allowance for loan losses at least quarterly. Efforts to modify contractual terms for individual accounts, based on prevailing market conditions, or liquidate collateral assets, are proceeding as quickly as potential buyers can be located and legal constraints permit.

Accruing loans that are contractually past due 90 days or more as to principal or interest totaled $53,000 on June 30, 2003, compared to $453,000 on December 31, 2002. Generally, loans in the past due category are adequately collateralized and in the process of collection.

Foreclosed real estate, net of allowance, was $335,000 on June 30, 2003, compared to $465,000 on December 31, 2002. An allowance for losses, which is evaluated at least quarterly, has been established for foreclosed real estate assets where the estimated fair value, less selling expenses, is below the financial carrying value. On June 30, 2003, the allowance was $35,000. For the first six months of 2003, a $55,000 loss provision was recorded to reflect losses associated with declines in net realizable value. Comparatively, a $30,000 loss provision was recorded for the same period of 2002. Efforts to liquidate foreclosed real estate are proceeding, as quickly as potential buyers can be located.

FORFEITURE ACTION RELATED TO MORTGAGED PROPERTY

On March 26, 2003, the United States Attorney's Office began a property (in rem) civil forfeiture action, by Complaint in the United States District Court for the Middle District of Pennsylvania, titled United States of America v. Approximately 83 Acres of Real Estate Located in Fairview Township, York County, Pennsylvania, titled in the name of CCA Associates, Inc. The real property, which is the subject of the forfeiture action, serves as the sole collateral for a loan by PeoplesBank to CCA Associates, Inc. (CCA), the owner or reputed owner of this property. The loan to CCA, which was guaranteed by a third party, has a current principal balance of $1,500,000 plus accrued interest and other fees and costs. The third party guarantor recently pled guilty and is awaiting sentencing by the federal government for his involvement in criminal activity. PeoplesBank intends to protect its mortgage interest in the real estate from forfeiture through available defenses including the "innocent owner defense." As of the date this report was filed, the loan was classified as a performing asset. Management believes that the primary debt obligation to PeoplesBank will be satisfied once the property is liquidated and the proceeds from the sale distributed. Therefore, management does not believe that the forfeiture action will have a material adverse impact on the Corporation.

ALLOWANCE FOR LOAN LOSSES

Table 2--Analysis of Allowance for Loan Losses, shows a $1,539,000 allowance on June 30, 2003, representing a $407,000 or 21 percent decrease from June 30, 2002. The allowance for loan losses as a percentage of total loans was 0.63 percent on June 30, 2003, compared to 0.82 percent on June 30, 2002. The decrease in the allowance was primarily the result of charge-offs relating to equipment financing contracts amounting to $864,000 for calendar year 2002. Management believes that the loss on these contracts was caused by external fraud and is presently seeking legal redress, including the initiation of lawsuits with other defrauded financial institutions. Additionally, in June 2003 management charged off $163,000 on a nonaccruing business loan to reflect a loss from a decline in collateral value. Although the level of nonaccrual loans was approximately the same for both periods, management decreased the allowance based on the strength of the collateral position of the loans in this category and its overall assessment of the condition of the loan portfolio. Based on a recent evaluation of potential loan losses in the current portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on June 30, 2003.

TABLE 2-ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

(dollars in thousands)                                 2003       2002
----------------------                                ------     ------
Balance-January 1,                                    $1,515     $1,898
Provision charged to operating expense                   224         70
Loans charged off:
          Commercial                                     168         30
          Real estate-mortgage                             0          7
          Consumer                                        69         26
-----------------------------------------------------------------------
            Total loans charged off                      237         63
Recoveries:
          Commercial                                      18         34
          Real estate-mortgage                             0          0
          Consumer                                        19          7
-----------------------------------------------------------------------
            Total recoveries                              37         41
-----------------------------------------------------------------------
            Net charge-offs                              200         22

Balance-June 30,                                      $1,539     $1,946
=======================================================================

Ratios:
Net charge-offs (annualized) to average total loans     0.17%      0.02%
Allowance for loan losses to total loans
          at period-end                                 0.63%      0.82%
Allowance for loan losses to nonaccrual loans
          and loans past due 90 days or more            31.1%      34.0%

LIQUIDITY

Codorus Valley's loan-to-deposit ratio, which is used as a broad measure of liquidity, was approximately 79 percent on June 30, 2003, compared to 80 percent on December 31, 2002. Liquidity for both periods was adequate based on availability from many sources, including the potential liquidation of a $61 million portfolio of available-for-sale securities valued at June 30, 2003. Another important source of liquidity for PeoplesBank is available credit provided by the Federal Home Loan Bank of Pittsburgh (FHLBP). On March 31, 2003, the latest available date, available funding from the FHLBP was approximately $75 million. As a result of a sluggish U.S. economy and abnormally low market interest rates, the financial services industry has experienced increased liquidity, as deposit customers sought safe haven from depressed securities markets, loan customers refinanced and bond issuers called bonds.

Codorus Valley's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments of existing loans, and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on June 30, 2003, totaled $79,644,000 and consisted of $42,830,000 in unfunded commitments of existing loans, $34,410,000 to grant new loans and $2,404,000 in letters of credit. Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon. Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore do not present a significant liquidity risk to Codorus Valley.

Codorus Valley has various long-term contractual obligations outstanding at June 30, 2003, including long-term debt, time deposits and obligations under capital and operating leases. With the exception of long-term debt, such obligations have not changed significantly from those reported in Table 11 of the

Form 10-K for 2002. A schedule of long-term debt for period ended June 30, 2003, compared to December 31, 2002, is provided in Note 4 of this report.

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

Codorus Valley performed a simulation on its balance sheet at June 30, 2003 and December 31, 2002. The results of the point-in-time analyses are shown in Table 3--Interest Rate Sensitivity. The analyses reveal that the Corporation's balance sheet was asset sensitive for both periods. Asset sensitive means that loan and investment assets will reprice to a greater and faster degree than the deposits and debt that fund them. Therefore, the balance sheet is positioned to benefit from economic growth and rising market interest rates. Conversely, if market interest rates decline, earnings are expected to decline. Since year end 2002, market interest rates have remained at abnormally low levels causing an increase in liquidity and asset sensitivity for Codorus Valley and the banking industry as deposit customers sought safe haven from depressed capital markets, loan customers refinanced, bond issuers called bonds and mortgage-backed securities prepaid faster than scheduled. A detailed discussion of market interest risk is provided in the Corporation's annual report on Form 10-K for the period ended December 31, 2002.


TABLE 3-INTEREST RATE SENSITIVITY

                                at June 30, 2003
------------------------------------------------------------------------------
                                                                  Change in
Change in interest rates       Forecasted interest               net income
(basis points) over 12 mos     rate scenario                  $000's       %
------------------------------------------------------------------------------
            +200               High                            383       12.6
             0                 Flat (baseline)                   0        0.0
            -200               Low                            (504)     (16.6)
             0                 Most likely                       0        0.0

                               at December 31, 2002
------------------------------------------------------------------------------
                                                                  Change in
Change in interest rates       Forecasted interest               net income
(basis points) over 12 mos     rate scenario                $000's         %
------------------------------------------------------------------------------
            +200               High                            217        6.0
             0                 Flat (baseline)                   0        0.0
            -200               Low                            (393)     (10.8)
            +118               Most likely                      94        2.6

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

ITEM 4.  CONTROLS AND PROCEDURES

Codorus Valley maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2003, the chief executive and chief financial officers of Codorus Valley concluded that Codorus Valley's disclosure controls and procedures were adequate.

Codorus Valley made no significant changes in its internal controls or in other factors that could significantly affect these controls in the quarter ended June 30, 2003, as evaluated by the chief executive and chief financial officers.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In conjunction with an $864,000 loss recognized by Codorus Valley in 2002 associated with a group of related equipment financing contracts, suit has been filed in the United States District Court for the Eastern District of New York on behalf of PeoplesBank, A Codorus Valley Company and for other similarly situated financial institutions against Professional Leasing Services, Inc., its principals and Bank of New York. The suit alleges claims under section 1962 (a),
(b), (c) and (d) of the Racketeering Influenced and Corrupt Organizations Act and for common law fraud. The suit is in its early stages, and while PeoplesBank believes that its claims are meritorious, neither the prospect of nor the amount of recovery can be ascertained at this time.

On March 19, 2003, In the Net Sports, LLC, James B. Murphy and Barbara S. Murphy filed a counterclaim against PeoplesBank in the Court of Common Pleas of Dauphin County, Pennsylvania, alleging, among other things, that PeoplesBank: breached an implied-in-fact agreement to the claimants related to loans made to the claimants; intentionally interfered with the claimants' existing contracts and prospective business relations; and made certain misrepresentations to the claimants. The claimants allege to have incurred unliquidated losses and other damages in excess of $3.9 million and exemplary damages in excess of $35,000. The counterclaim was filed in response to a complaint filed by

PeoplesBank whereby PeoplesBank alleges that the claimants defaulted on a promissory note resulting in damages to PeoplesBank in excess of $1.2 million. Management believes there are substantial defenses to this lawsuit and intends to defend it vigorously. The impact of the final disposition of this lawsuit cannot be assessed at this time. Counsel believes that the claim may qualify as a "covered claim" under PeoplesBank's lender liability insurance policy, which provides coverage for losses in excess of $100,000, and which should cover the defense and indemnification of PeoplesBank for said claim. The factual discovery process has not been completed. Although Codorus Valley expects to incur costs in defending these claims, based on the results of its investigation thus far and preliminary discussions with its lawyers, Codorus Valley currently does not believe the ultimate resolution of the claims will have a material impact on its financial condition or results of operations.

Management of Codorus Valley and PeoplesBank is not aware of any other material litigation other than routine litigation incident to the nature of its business, nor any material proceedings pending, threatened or contemplated against Codorus Valley and PeoplesBank by government authorities

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Nothing to report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Nothing to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) An annual meeting of shareholders was held on May 20, 2003, at 9:00 am, Codorus Valley Corporate Center, 105 Leader Heights Road, York, Pennsylvania 17403.

(b), (c) Three directors were re-elected at the May 20, 2003, meeting. Votes were as follows:

                                                                        Votes
                                    Term             Votes            Against or
Re-elected                         Expires            For             Withheld*
----------                         -------         ---------          ---------
Class A:
  Rodney L. Krebs                  2006            2,260,074          36,182
  Dallas L. Smith                  2006            2,285,278          10,978
  George A. Trout, D.D.S.          2006            2,284,028          12,228

*Includes broker nonvotes

Directors whose term continued after the meeting:

                                                       Term Expires
                                                       ------------
Class B:
  M. Carol Druck                                              2004
  Donald H. Warner                                            2004
  Michael L. Waugh                                            2004

Class C:
  D. Reed Anderson, Esquire                                   2005
  MacGregor S. Jones                                          2005
  Larry J. Miller                                             2005

ITEM 5.  OTHER INFORMATION

Nothing to report.

ITEM 6.  (A) EXHIBITS

Exhibit
Number                                Description of Exhibit
------            -------------------------------------------------------------
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

31.1              Certification of Principal Executive Officer, pursuant to
                  Section 302 of the Sarbanes- Oxley Act of 2002

31.2              Certification of Principal Financial Officer, pursuant to
                  Section 302 of the Sarbanes- Oxley Act of 2002

32.1              Certification of Principal Executive Officer, pursuant to
                  Section 906 of the Sarbanes- Oxley Act of 2002

32.2              Certification of Principal Financial Officer, pursuant to
                  Section 906 of the Sarbanes- Oxley Act of 2002

ITEM 6.  (B) REPORTS ON FORM 8-K

Nothing to report.

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the authorized undersigned.

                                    Codorus Valley Bancorp, Inc.
                                           (Registrant)

August 11, 2003                     /s/ Larry J. Miller
---------------                     -------------------
Date                                Larry J. Miller
                                    President & CEO
                                    (Principal executive officer)

August 11, 2003                     /s/ Jann A. Weaver
---------------                     ------------------
Date                                Jann A. Weaver
                                    Treasurer & Assistant Secretary
                                    (Principal financial and accounting officer)