Form 10-Q
period 2003-09-30
CODORUS VALLEY BANCORP INC
filed 2003-11-12
CIK 806279

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from            to
                                         ------------  --------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. On October 28, 2003, 2,837,634 shares of common stock, par value $2.50, were outstanding.

                          Codorus Valley Bancorp, Inc.
                                 FORM 10-Q INDEX

                                                                                   Page #
                                                                                   ------
PART I - FINANCIAL INFORMATION

Item 1. Financial statements:
         Consolidated statements of financial condition                               3
         Consolidated statements of income                                            4
         Consolidated statements of cash flows                                        5
         Consolidated statements of changes in stockholders' equity                   6
         Notes to consolidated financial statements                                   7

Item 2. Management's discussion and analysis of financial condition and
         results of operations                                                       13

Item 3. Quantitative and qualitative disclosures about market risk                   23

Item 4. Controls and procedures                                                      23

PART II - OTHER INFORMATION

Item 1. Legal proceedings                                                            23

Item 2. Changes in securities and use of proceeds                                    24

Item 3. Defaults upon senior securities                                              24

Item 4. Submission of matters to a vote of security holders                          24

Item 5. Other information                                                            24

Item 6. Exhibits and reports on Form 8-K                                             24

SIGNATURES                                                                           26

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          Codorus Valley Bancorp, Inc.
                 Consolidated Statements of Financial Condition
                                    Unaudited

                                                                                             September 30,  December 31,
                    (dollars in thousands, except per share data)                                2003            2002
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest bearing deposits with banks                                                         $         102   $         242
Cash and due from banks                                                                              8,981          10,878
--------------------------------------------------------------------------------------------------------------------------
      Total cash and cash equivalents                                                                9,083          11,120
Securities, available-for-sale                                                                      68,000          70,366
Securities, held-to-maturity (fair value $10,196 for 2003 and $9,539 for 2002)                       9,355           9,357
Loans, held for sale                                                                                 1,506           4,586
Loans (net of deferred fees of $606 in 2003 and $645 in 2002)                                      251,574         233,960
Less-allowance for loan losses                                                                      (1,775)         (1,515)
--------------------------------------------------------------------------------------------------------------------------
      Net loans                                                                                    249,799         232,445
Premises and equipment                                                                               9,249           9,335
Other assets                                                                                        15,168          12,688
--------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                           $     362,160   $     349,897
==========================================================================================================================
LIABILITIES
Deposits
    Noninterest bearing                                                                      $      32,592   $      30,120
    Interest bearing                                                                               272,274         262,507
--------------------------------------------------------------------------------------------------------------------------
      Total deposits                                                                               304,866         292,627
Short-term borrowings                                                                                  554           7,089
Long-term debt                                                                                      19,661          16,164
Other liabilities                                                                                    3,671           1,794
--------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                            328,752         317,674

STOCKHOLDERS' EQUITY
Preferred stock, par value $2.50 per share;
   1,000,000 shares authorized; 0 shares issued and outstanding                                          0               0
Common stock, par value $2.50 per share;
   10,000,000 shares authorized; 2,831,599 shares issued and
   outstanding on 9/30/03 and 2,697,035 on 12/31/02                                                  7,079           6,743
Additional paid-in capital                                                                          17,366          15,549
Retained earnings                                                                                    8,103           8,551
Accumulated other comprehensive income                                                                 860           1,380
--------------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                                    33,408          32,223
--------------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                                             $     362,160   $     349,897
==========================================================================================================================

See accompanying notes

                          Codorus Valley Bancorp, Inc.
                        Consolidated Statements of Income
                                    Unaudited

                                                                              Three months ended     Nine months ended
                                                                                 September 30,         September 30,
        (dollars in thousands, except per share data)                           2003       2002       2003       2002
-----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                                                         $  4,550   $  4,272   $ 12,741   $ 12,931
Investment securities
    Taxable                                                                        605        776      1,900      1,920
    Tax-exempt                                                                     103        133        336        395
    Dividends                                                                        8          7         31         27
Other                                                                               18         39         63        222
-----------------------------------------------------------------------------------------------------------------------
      Total interest income                                                      5,284      5,227     15,071     15,495
INTEREST EXPENSE
Deposits                                                                         1,425      1,841      4,459      5,986
Federal funds purchased and other short-term borrowings                              2          1          7          1
Long-term debt                                                                     275        298        771        911
-----------------------------------------------------------------------------------------------------------------------
      Total interest expense                                                     1,702      2,140      5,237      6,898
-----------------------------------------------------------------------------------------------------------------------
      Net interest income                                                        3,582      3,087      9,834      8,597
PROVISION FOR LOAN LOSSES                                                          254          0        478         70
-----------------------------------------------------------------------------------------------------------------------
      Net interest income after provision for loan losses                        3,328      3,087      9,356      8,527
NONINTEREST INCOME
Trust and investment services fees                                                 219        182        631        581
Service charges on deposit accounts                                                349        202        812        571
Annuity and insurance commissions                                                  190         66        529        166
Income from bank owned life insurance                                               91         81        240        229
Other income                                                                       113         99        304        303
Gain on sale of mortgages                                                          155        136        637        460
Gain on sale of securities                                                           0        107        266        179
-----------------------------------------------------------------------------------------------------------------------
      Total noninterest income                                                   1,117        873      3,419      2,489
NONINTEREST EXPENSE
Salaries and benefits                                                            1,590      1,488      4,866      4,341
Occupancy of premises, net                                                         235        194        754        595
Furniture and equipment                                                            288        257        843        794
Postage, stationery and supplies                                                    84         98        304        299
Professional and legal                                                             132         48        366        176
Marketing and advertising                                                           78        109        243        356
Foreclosed real estate, net                                                        (24)         6         80         52
Other                                                                              508        517      1,686      1,418
-----------------------------------------------------------------------------------------------------------------------
      Total noninterest expense                                                  2,891      2,717      9,142      8,031
-----------------------------------------------------------------------------------------------------------------------
      Income before income taxes                                                 1,554      1,243      3,633      2,985
PROVISION FOR INCOME TAXES                                                         431        271        936        567
-----------------------------------------------------------------------------------------------------------------------
      Net income                                                              $  1,123   $    972   $  2,697   $  2,418
=======================================================================================================================
      Net income per share, basic                                             $   0.40   $   0.34   $   0.95   $   0.86
      Net income per share, diluted                                           $   0.39   $   0.34   $   0.94   $   0.85
=======================================================================================================================

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                   Unaudited

                                                                                                   Nine months ended
                                                                                                     September 30,
                              (dollars in thousands)                                                2003        2002
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                        $  2,697    $  2,418
Adjustments to reconcile net income to net cash provided by operations
    Depreciation                                                                                       737         723
    Provision for loan losses                                                                          478          70
    Provision for losses on foreclosed real estate                                                      55          30
    Amortization of investment in real estate partnership                                              156         589
    Increase in cash surrender value of life insurance investment                                     (240)       (229)
    Originations of held for sale mortgages                                                        (57,971)    (34,118)
    Proceeds from sales of held for sale mortgages                                                  61,688      42,836
    Gain on sales of held for sale mortgages                                                          (637)       (460)
    Gain on sales of securities                                                                       (266)       (179)
    Gain on sales of foreclosed real estate                                                            (81)        (58)
    Decrease (increase) in accrued interest receivable and other assets                                310      (1,189)
    (Decrease) increase in accrued interest payable and other liabilities                              (42)        113
    Other, net                                                                                         526         490
----------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                                       7,410      11,036
CASH FLOWS FROM INVESTING ACTIVITIES
Securities, available-for-sale:
    Purchases                                                                                      (31,895)    (68,539)
    Maturities and calls                                                                            19,444      17,158
    Sales                                                                                           13,859      14,316
Net increase in loans made to customers                                                            (18,210)     (4,333)
Purchases of premises and equipment                                                                   (659)       (521)
Investment in real estate partnership                                                                 (826)     (2,982)
Investment in cash surrender value life insurance                                                       (7)       (306)
Purchase of assets of insurance agency                                                                 (25)       (125)
Proceeds from sales of foreclosed real estate                                                          663         257
----------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                                         (17,656)    (45,075)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits                                                         12,916      20,274
Net decrease in time deposits                                                                         (677)     (4,226)
Net (decrease) increase in short-term borrowings                                                    (6,535)      5,255
Proceeds from issuance of long-term debt                                                             5,000           0
Repayment of long-term debt                                                                         (1,503)       (299)
Dividends paid                                                                                        (987)       (938)
Issuance of common stock                                                                                 0          39
Cash paid in lieu of fractional shares                                                                  (5)         (4)
----------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                                        8,209      20,101
----------------------------------------------------------------------------------------------------------------------
    Net decrease in cash and cash equivalents                                                       (2,037)    (13,938)
    Cash and cash equivalents at beginning of year                                                  11,120      25,035
----------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents at end of period                                                    $  9,083    $ 11,097
======================================================================================================================

See accompanying notes

                          Codorus Valley Bancorp, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                    Unaudited

                                                                                            Accumulated
                                                                   Additional                  Other
                                                          Common    Paid-in     Retained   Comprehensive
               (dollars in thousands)                     Stock     Capital     Earnings       Income         Total
----------------------------------------------------------------------------------------------------------------------
For the nine months ended September 30, 2003

Balance, December 31, 2002                                $6,743   $   15,549   $  8,551   $       1,380    $   32,223
Comprehensive income:
  Net income                                                                       2,697                         2,697
  Other comprehensive income, net of tax:
       Unrealized losses on securities, net                                                         (520)         (520)
                                                                                                            ----------
            Total comprehensive income                                                                           2,177
Cash dividends ($.348 per share, adjusted)                                          (987)                         (987)
5% stock dividend - 134,564 shares at fair value             336        1,817     (2,158)                           (5)
----------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2003                               $7,079   $   17,366   $  8,103   $         860    $   33,408
======================================================================================================================
For the nine months ended September 30, 2002

Balance, December 31, 2001                                $6,411   $   14,004   $  8,526   $         427    $   29,368
Comprehensive income:
  Net income                                                                       2,418                         2,418
  Other comprehensive income, net of tax:
        Unrealized gains on securities, net                                                          862           862
                                                                                                            ----------
            Total comprehensive income                                                                           3,280
Cash dividends ($.332 per share, adjusted)                                          (938)                         (938)
5% stock dividend - 127,927 shares at fair value             320        1,490     (1,814)                           (4)
Issuance of common stock - 2,642 shares                        6           33                                       39
----------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2002                               $6,737   $   15,527   $  8,192   $       1,289    $   31,745
======================================================================================================================

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

The consolidated financial statements include the accounts of Codorus Valley Bancorp, Inc. and its wholly owned bank subsidiary, PeoplesBank, A Codorus Valley Company (PeoplesBank), and its wholly owned nonbank subsidiary, SYC Realty Company, Inc., collectively referred to as Codorus Valley Bancorp, Inc. PeoplesBank has two wholly owned subsidiaries, SYC Insurance Services, Inc. and SYC Settlement Services, Inc. All significant intercompany account balances and transactions have been eliminated in consolidation. The combined results of operations of the nonbank subsidiaries are not material to the consolidated financial statements.

The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

Stock dividend and per share computations

All per share computations include the effect of stock dividends declared, including the 5 percent stock dividend declared April 8, 2003. The weighted average number of shares of common stock outstanding, used for basic and diluted calculations follows.

                                      Three months ended                        Nine months ended
                                         September 30,                             September 30,
                            ---------------------------------------------------------------------------------
(In thousands)                     2003                2002                 2003                2002
-------------------------------------------------------------------------------------------------------------
Basic                             2,832                2,828               2,832                2,827
Diluted                           2,855                2,839               2,855                2,838

Stock-based compensation

Stock options issued under shareholder approved employee and director stock option plans are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Stock options are granted at exercise prices not less than the fair value of the common stock on the date of grant. Under APB 25, no compensation expense is recognized related to these plans.

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

                                                                           Three months ended         Nine months ended
                                                                              September 30,             September 30,
          (Dollars in thousands, except per share data)                     2003         2002         2003         2002
--------------------------------------------------------------------------------------------------------------------------
Reported net income                                                      $    1,123   $      972   $    2,697   $    2,418
Deduct total stock-based employee
   compensation expense determined under fair
   value based method for all awards, net of
   related tax effects                                                            5           46           22          132
--------------------------------------------------------------------------------------------------------------------------
Pro forma net income                                                     $    1,118   $      926   $    2,675   $    2,286
--------------------------------------------------------------------------------------------------------------------------
Reported basic earnings per share                                        $      .40   $      .34   $      .95   $      .86
--------------------------------------------------------------------------------------------------------------------------
Reported diluted earnings per share                                      $      .39   $      .34   $      .94   $      .85
--------------------------------------------------------------------------------------------------------------------------
Pro forma basic earnings per share                                       $      .39   $      .33   $      .94   $      .81
--------------------------------------------------------------------------------------------------------------------------
Pro forma diluted earnings per share                                     $      .39   $      .33   $      .94   $      .81
==========================================================================================================================

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

                                                                           Three months ended         Nine months ended
                                                                              September 30,             September 30,
                    (Dollars in thousands)                                  2003         2002         2003         2002
--------------------------------------------------------------------------------------------------------------------------
Unrealized holding (losses) gains arising
during the period                                                        $     (900)  $      793   $     (522)  $    1,485
Reclassification adjustment for gains
included in income                                                                0         (107)        (266)        (179)
--------------------------------------------------------------------------------------------------------------------------
Net unrealized (losses) gains                                                  (900)         686         (788)       1,306
Tax effect                                                                      306         (233)         268         (444)
--------------------------------------------------------------------------------------------------------------------------
Net of tax amount                                                        $     (594)  $      453   $     (520)  $      862
--------------------------------------------------------------------------------------------------------------------------

Reclassifications

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation format. These reclassifications had no impact on the Corporation's net income.

Recently issued FASB Statements

In May 2003, the Financial Accounting Standards Board issued Statement No. 150 (Statement), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of these instruments were previously classified as equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning July 1, 2003. The adoption of this Statement did not have any impact on the Corporation's financial condition or results of operations.

In April 2003, the Financial Accounting Standards Board issued Statement No. 149 (Statement), "Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities". This Statement clarifies the definition of a derivative and incorporates certain decisions made by the

Board as part of the Derivatives Implementation Group process. The Statement was effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003. Adoption of this Statement did not have a significant impact on the Corporation's financial condition or results of operations.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after January 31, 2003. The consolidation requirements apply immediately to VIEs created after January 31, 2003, and are effective December 31, 2003, for VIEs acquired before February 1, 2003. The adoption of this interpretation did not have and is not expected to have a significant impact on the Corporation's financial condition or results of operations.

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies." In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability or equity security of the guaranteed party, which would include financial standby letters of credit. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this Interpretation, including, among others, guarantees related to commercial letters of credit and loan commitments. The disclosure requirements of FIN 45 require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The accounting recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a significant impact on the Corporation's financial condition or results of operations.

Outstanding letters of credit written are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. The Corporation had $2,733,000 of standby letters of credit as of September 30, 2003. PeoplesBank uses the same credit policies in making conditional commitments as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. The Corporation requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of September 30, 2003 for guarantees under standby letters of credit issued after December 31, 2002 is not material.

NOTE 3--DEPOSITS

The composition of deposits on September 30, 2003 and December 31, 2002, was as follows:

                                                            September 30,   December 31,
               (Dollars in thousands)                           2003            2002
-----------------------------------------------------------------------------------------
Noninterest bearing demand                                  $      32,592   $      30,120
NOW                                                                38,496          34,851
Money market                                                       78,632          73,938
Savings                                                            15,128          13,023
Time CDs less than $100,000                                       114,175         114,808
Time CDs $100,000 or more                                          25,843          25,887
-----------------------------------------------------------------------------------------
Total deposits                                              $     304,866   $     292,627
=========================================================================================

NOTE 4--LONG-TERM DEBT

A summary of long-term debt at September 30, 2003 and December 31, 2002 follows:

                                                            September 30,   December 31,
              (Dollars in thousands)                            2003            2002
-----------------------------------------------------------------------------------------
Obligations of PeoplesBank to FHLBP
       Due 2004, 5.12%                                      $           0   $       1,025
       Due 2005, 5.36%, convertible quarterly                       6,000           6,000
       Due 2007, 4.69%, amortizing                                  1,353           1,636
       Due 2013, 3.46%, amortizing                                  4,860               0
       Due 2014, 6.43%, convertible quarterly after
         July 2009                                                  5,000           5,000
Obligations of Codorus Valley Bancorp, Inc.
       Due 2009, 7.35%, amortizing                                  1,807           1,848
-----------------------------------------------------------------------------------------
                                                                   19,020          15,509
Capital lease obligation                                              641             655
-----------------------------------------------------------------------------------------
Total long-term debt                                        $      19,661   $      16,164
-----------------------------------------------------------------------------------------

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

Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to average assets (leverage ratio). Management believes that Codorus Valley and PeoplesBank were well capitalized on September 30, 2003, based on FDIC capital guidelines.

CODORUS VALLEY BANCORP, INC.

                                                          MINIMUM FOR               WELL CAPITALIZED
                                    ACTUAL              CAPITAL ADEQUACY                MINIMUM*
                                --------------------------------------------------------------------
(dollars in thousands)          AMOUNT   RATIO        AMOUNT            RATIO        AMOUNT   RATIO
----------------------------------------------------------------------------------------------------
AT SEPTEMBER 30, 2003
     Capital ratios:
        Tier 1 risk based       $32,203  11.51%   > or = $ 11,195    > or = 4.0%      n/a      n/a
        Total risk based         33,978  12.14    > or =   22,389    > or = 8.0       n/a      n/a
        Leverage                 32,203   8.82    > or =   14,599    > or = 4.0       n/a      n/a
----------------------------------------------------------------------------------------------------
AT DECEMBER 31, 2002
     Capital ratios:
        Tier 1 risk based       $30,475  11.32%   > or = $ 10,770    > or = 4.0%      n/a      n/a
        Total risk based         31,990  11.88    > or =   21,539    > or = 8.0       n/a      n/a
        Leverage                 30,475   8.93    > or =   13,650    > or = 4.0       n/a      n/a
====================================================================================================

PEOPLESBANK

                                                            MINIMUM FOR                      WELL CAPITALIZED
                                    ACTUAL               CAPITAL ADEQUACY                        MINIMUM*
                                --------------------------------------------------------------------------------------
(dollars in thousands)          AMOUNT   RATIO        AMOUNT            RATIO               AMOUNT           RATIO
----------------------------------------------------------------------------------------------------------------------
AT SEPTEMBER 30, 2003
     Capital ratios:
        Tier 1 risk based       $27,646  10.10%   > or = $ 10,944    > or = 4.0%       > or = $ 16,416    > or =  6.0%
        Total risk based         29,421  10.75    > or =   21,889    > or = 8.0        > or =   27,361    > or = 10.0
        Leverage                 27,646   7.71    > or =   14,350    > or = 4.0        > or =   17,937    > or =  5.0
---------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31, 2002
     Capital ratios:
        Tier 1 risk based       $25,946   9.86%   > or = $ 10,521    > or = 4.0%       > or = $ 15,782    > or =  6.0%
        Total risk based         27,461  10.44    > or =   21,042    > or = 8.0        > or =   26,303    > or = 10.0
        Leverage                 25,946   7.75    > or =   13,390    > or = 4.0        > or =   16,738    > or =  5.0
=====================================================================================================================

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

Also during the first quarter of 2003, PeoplesBank became aware of a civil forfeiture action brought about by the United States Attorney's Office. The forfeiture action involves real estate supporting a loan that PeoplesBank made to a customer who was allegedly involved with criminal activity. PeoplesBank is actively protecting its mortgage interest in the real estate from forfeiture through available defenses including the "innocent owner defense." Further information regarding this forfeiture action is included in this Form 10-Q, on page 20, under Forfeiture action related to mortgaged property.

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

CRITICAL ACCOUNTING ESTIMATES:

Disclosure of Codorus Valley's significant accounting policies is included in
Note 1 to the consolidated financial statements of the 2002 Annual Report to Stockholders, filed as Exhibit 13 to the Annual Report on Form 10-K for the period ended December 31, 2002. Some of these policies are particularly sensitive, requiring that management make significant judgments, estimates and assumptions. Additional information is contained in Management's Discussion and Analysis for the most sensitive of these issues, including the provision and allowance for loan losses, located on pages 17 and 20 of this Form 10-Q.

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

THREE MONTHS ENDED SEPTEMBER 30, 2003
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002
-------------------------------------------------

OVERVIEW

Net income for the three-month period ended September 30, 2003, was $1,123,000 or $.39 per diluted share, compared to $972,000 or $.34 per diluted share, for the same period of 2002. The $151,000 or 16 percent increase in net income was caused primarily by an increase in net interest income and noninterest income, which more than offset increases in provision for loan losses, noninterest expense and federal income tax. Net interest income increased $495,000 or 16 percent over the same period of 2002 due primarily to lower funding costs (rate driven) and a $306,000 recovery of interest income and loan fees from the payoff of a nonperforming business loan. Noninterest income increased $244,000 or 28 percent over 2002 due primarily to increases in service charges on deposit accounts and annuity and insurance commissions. The current period provision for loan losses was $254,000, compared to $0 for the prior period due to the need to increase the allowance for selected impaired business loans. Noninterest expense increased $174,000 or 6 percent over 2002 due primarily to expansion, principally the acquisition of an insurance agency in September of 2002 and the addition of a financial center in December 2002. Legal and professional expense, principally consulting expense, and normal business growth also contributed to the increase in noninterest expense. The decrease in other expense for the current quarter resulted in part from a $101,000 recovery of problem loan carrying costs from the payoff of a nonperforming business loan. Current period federal income tax increased $160,000 or 59 percent over 2002 due to an increase in pretax earnings and a decrease in tax credits. An explanation of the factors and trends that caused changes between the two periods, by earnings category, is provided below.

NET INTEREST INCOME

Net interest income for the current three-month period ended September 30, 2003, was $3,582,000, an increase of $495,000 or 16 percent above the same period in 2002. Net interest income increased primarily as a result of lower funding costs. Current period funding costs reflected a decrease in deposit rates, principally CDs. Current period net interest income was also positively impacted by a $306,000 recovery of interest income and loan fees from the payoff of a nonperforming business loan. Earning assets averaged $328 million and yielded 6.01 percent (tax equivalent) for the third quarter of 2003, compared to $313 million and 6.39 percent, respectively, for 2002. The increase in earning assets occurred primarily in installment loans. Interest bearing liabilities averaged $295 million at an average rate of 2.29 percent for the third quarter of 2003, compared to $286 million and 2.97 percent, respectively, for 2002. The increase in interest bearing liabilities occurred primarily in demand deposits, while Jumbo CDs ($100,000 or more) declined.

PROVISION FOR LOAN LOSSES

A $254,000 provision expense for loan losses was recorded in the current three-month period to increase the allowance for selected impaired business loans. Comparatively, no loss provision was recorded in the third quarter of 2002.

NONINTEREST INCOME

Total noninterest income for the current three-month period was $1,117,000, an increase of $244,000 or 28 percent above the same period in 2002. The increase was caused primarily by increases in service charges on deposit accounts and annuity and insurance commissions. Explanations for the increases are provided under noninterest income within the year-to-date section of this report. It is worth noting that the prior period included a $107,000 gain from the periodic sale of investment securities.

NONINTEREST EXPENSE

Total noninterest expense for the current three-month period was $2,891,000, an increase of $174,000 or 6 percent above the same period in 2002. The increase was caused primarily by increases in salaries and benefits, professional and legal expense, and occupancy expense. Explanations for the increases are provided under noninterest expense within the year-to-date section of this report. The decrease in other expense for the current quarter resulted in part from a $101,000 recovery of problem loan carrying costs from the payoff of a nonperforming business loan. The reduction in foreclosed real estate expense for the current quarter resulted from $74,000 in gains from real estate sales.

INCOME TAXES

The provision for federal income tax was $431,000 for the current three-month period, compared to $271,000 for the same period in 2002. The $160,000 or 59 percent increase in tax reflects an increase in pretax income and a decrease in federal tax credits. Information about the decrease in tax credits is provided under income taxes within the year-to-date section of this report.

NINE MONTHS ENDED SEPTEMBER 30, 2003
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002
------------------------------------------------

INCOME STATEMENT ANALYSIS

OVERVIEW

Net income for the nine-month period ended September 30, 2003, was $2,697,000 or $.94 per diluted share, compared to $2,418,000 or $.85 per diluted share, for the same period of 2002. The $279,000 or 12 percent increase in net income was caused primarily by an increase in net interest income and noninterest income, which more than offset increases in noninterest expense, provision for loan losses and federal income tax. Net interest income increased $1,237,000 or 14 percent over the same period of 2002 due primarily to lower funding costs (rate driven). Current period net interest income was also positively impacted by a $306,000 recovery of interest income and loan fees in the third quarter from the payoff of a nonperforming business loan. Noninterest income increased $930,000 or 37 percent over 2002 due to increases in annuity and insurance commissions attributable to the acquisition of an insurance agency in September 2002, service charges on deposit accounts and gains from the sale of mortgages and investment securities. Noninterest expense increased $1,111,000 or 14 percent over 2002 due primarily to expansion, resulting from the acquisition of an insurance agency in September of 2002 and the addition of a full service financial center in December 2002, professional and legal expense (primarily consulting) and normal business growth. The provision for loan losses increased $408,000 over 2002, due primarily to a $254,000 provision in the third quarter to increase the allowance for selected impaired business loans and an $187,000 provision in the second quarter caused by a decline in the collateral value supporting a business loan. Current period federal income tax increased $369,000 or 65 percent over 2002 due to an increase in pretax earnings and a decrease in tax credits. Net income as a percentage of average total assets for the first nine months (annualized) of 2003 was 1.01 percent, compared to 0.95 percent for the same period of 2002. Net income as a percentage of average stockholders' equity for the first nine months (annualized) of 2003 was 10.89 percent, compared to 10.62 percent for the same period of 2002.

Total assets of the Corporation on September 30, 2003, were approximately $362 million, an increase of $12 million or 3.5 percent above December 31, 2002. Asset growth occurred primarily in consumer and business loans, which were funded by core deposits. Based on a recent evaluation of probable loan losses and the current loan portfolio, management believes that the allowance is adequate to support losses inherent in the portfolio at September 30, 2003. Management also believes that the Corporation and PeoplesBank were well capitalized on September 30, 2003, based on FDIC capital guidelines. An explanation of the factors and trends that caused changes between the two periods, by earnings category, is provided below.

NET INTEREST INCOME

U.S. economic activity picked up in the second quarter as evidenced by a 3.3 percent GDP. Many market watchers expect the third and fourth quarters to do even better. Market interest rates (intermediate and long-term rates) and stock market indices have risen since the beginning of the year. The short-term fed funds rate and the prime rate are currently at 1 percent and 4 percent, respectively, the lowest level in 45 years. In general, optimism about economic growth is tempered by high unemployment, lack of a trend in job growth and rising energy prices. Management believes that PeoplesBank's asset-sensitive balance sheet is positioned to benefit from economic growth and rising market interest rates.

Net interest income for the current nine-month period ended September 30, 2003, was $9,834,000, an increase of $1,237,000 or 14 percent above the same period in 2002. Net interest income increased primarily as a result of lower funding costs (rate driven). Current period net interest income was also positively impacted by a $306,000 recovery of interest income and loan fees in the third quarter from the payoff of a nonperforming business loan. Earning assets averaged $319 million and yielded 6.40 percent (tax equivalent) for 2003, compared to $310 million and 6.76 percent, respectively, for 2002. The increase in average earning assets occurred primarily in investment securities and installment loans. Interest bearing liabilities averaged $288 million at an average rate of
2.43 percent for 2003, compared to $280 million and 3.30 percent, respectively, for 2002. The increase in interest bearing liabilities occurred primarily in demand deposits, which more than offset a 3.5 percent decrease in CDs.

PROVISION FOR LOAN LOSSES

A $478,000 provision expense for loan losses was recorded in the current nine-month period, compared to $70,000 for the same period in 2002. The provision for loan losses increased $408,000 due primarily to a $254,000 provision in the third quarter to increase the allowance for selected impaired business loans and an $187,000 provision in the second quarter caused by a decline in the collateral value supporting a business loan. Information regarding nonperforming assets and the allowance for loan losses can be found within those sections of this report.

NONINTEREST INCOME

Total noninterest income for the current nine-month period was $3,419,000, an increase of $930,000 or 37 percent above the same period in 2002. The increase was caused primarily by increases in annuity and insurance commissions, service charges on deposit accounts and gains from the sale of mortgages and investment securities. The $363,000 or 219 percent increase in annuity and insurance commissions was attributable to an insurance agency acquired by PeoplesBank in September 2002. The $241,000 or 42 percent increase in service charges on deposit accounts was attributable to an increase in insufficient funds fees. Insufficient funds fees increased primarily as a result of a discretionary overdraft service, which PeoplesBank implemented in June 2003. The $177,000 or 38 percent increase in gains from the sale of mortgages was the result of unusually low market interest rates, which prevailed through the second quarter of the current period. During the third quarter however, long-term market interest rates began to rise, curtailing mortgage refinancings and lowering expectations for gains in future periods. Low market interest rates during the first half of 2003 improved securities prices and enabled management to realize an $87,000 increase in gains from the sale of investment securities.

NONINTEREST EXPENSE

Total noninterest expense for the current nine-month period was $9,142,000, an increase of $1,111,000 or 14 percent above the same period in 2002. The increase was caused primarily by increases in salaries and benefits, occupancy, professional and legal, and other expense. Salaries and benefits increased $525,000 or 12 percent due primarily to planned corporate expansion. The current period included the full impact of prior year initiatives such as the acquisition of an insurance agency in September 2002 and the addition of a financial center in December 2002. The $159,000 or 27 percent increase in occupancy expense was also caused primarily by corporate expansion. The $190,000 or 108 percent increase in professional and legal, principally consulting expense, is described below. Other expense increased $268,000 or 19 percent due in part to an increase in problem loan carrying costs and normal business growth. The $113,000 or 32 percent decrease in marketing expense is due primarily to timing.

During the first quarter of 2003, management engaged a consulting firm to conduct a company wide performance evaluation, including staffing and work processes. For the period January 1 through September 30, 2003, the Corporation incurred $198,000 in consulting expense for this project. The consulting engagement is expected to be completed by December 31, 2003, at an estimated cost of $275,000. Management believes that the evaluation will reduce expense and increase revenue and operating efficiency in the current and future periods. Aggregate benefits are expected to exceed the one-time consultant's fee.

INCOME TAXES

The provision for federal income tax was $936,000 for the current nine-month period, compared to $567,000 for the same period in 2002. The $369,000 or 65 percent increase in tax reflects an increase in pretax income and a $169,000 decrease in federal tax credits. Tax credits were maximized in 2002 due to the inclusion of historic rehabilitation tax credits from PeoplesBank's investment in a low-income housing project; available only in the year the rehabilitation construction is complete.

BALANCE SHEET REVIEW

LOANS

On September 30, 2003, loans were approximately $252 million, an increase of $18 million or 8 percent above year-end 2002. The increase was attributable to growth in the consumer loan portfolio in response to an aggressive marketing promotion and, secondarily, to an increase in business loans.

OTHER ASSETS AND OTHER LIABILITIES

In March 2003, PeoplesBank committed to invest $2.8 million in a real estate partnership whose purpose is to construct 60 new townhouses and rent them to people who qualify for low-income housing. Actual disbursements are scheduled as installments throughout 2003-2004 with project completion scheduled by the end of the third quarter of 2004. Rain delays have hampered construction efforts thus far and could continue to delay completion of the project. PeoplesBank is a limited partner that holds a 73.5 percent interest in the partnership. Its role in the partnership is solely as an investor, whose return is in the form of federal tax credits, to be realized over a ten-year period beginning in 2004.

DEPOSITS

On September 30, 2003, total deposits were approximately $305 million, an increase of $12 million or 4 percent above year-end 2002. The increase occurred in core deposits such as demand, money market and savings accounts. Relatively low CD rates, heavily influenced by low market interest rates, and an improving stock market may have caused customers to favor highly liquid core deposit accounts. Other factors that contributed to deposit growth included the addition of a financial center in December 2002 and normal business growth.

LONG-TERM DEBT

During the second quarter of 2003, PeoplesBank borrowed $5 million from the Federal Home Loan Bank of Pittsburgh to secure low cost funding and to partially match fund loan growth that resulted from the home equity loan promotion. The loan will amortize over 10 years and has a 3.46 percent fixed rate of interest.

STOCKHOLDERS' EQUITY AND CAPITAL ADEQUACY

Stockholders' equity or capital, as a source of funds, enables Codorus Valley to maintain asset growth and absorb losses. Total stockholders' equity was approximately $33,408,000 on September 30, 2003, an increase of $1,185,000 or 4 percent above December 31, 2002. The increase was caused primarily by an increase in retained net income from profitable operations.

On October 14, 2003, the board of directors declared a quarterly cash dividend of $0.12 per common share, payable on or before November 11, 2003, to shareholders of record October 28, 2003. The following cash dividends per share were paid in 2003: $0.12 paid in August; $0.12 ($0.114 adjusted) paid in May; and $0.12 ($0.114 adjusted) paid in February. On June 5, 2003, Codorus Valley paid a 5 percent stock dividend, which resulted in the issuance of 134,564 common shares.

Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 5--Regulatory Matters, to the financial statements. Management believes that Codorus Valley and PeoplesBank were well capitalized on September 30, 2003, based on FDIC capital guidelines.

RISK MANAGEMENT

NONPERFORMING ASSETS

Table 1--Nonperforming Assets, provides a summary of nonperforming assets and related ratios. The paragraphs below provide information for selected categories for September 30, 2003, compared to December 31, 2002.

TABLE 1-NONPERFORMING ASSETS

                                                    September 30,   December 31,
              (dollars in thousands)                    2003            2002
-------------------------------------------------------------------------------
Nonaccrual loans                                    $      2,121    $     5,051
Accruing loans that are contractually past due
  90 days or more as to principal or interest                 37            453
Foreclosed real estate, net of allowance                     164            465
-------------------------------------------------------------------------------
  Total nonperforming assets                        $      2,322    $     5,969
-------------------------------------------------------------------------------
Ratios:
Nonaccrual loans as a % of total period-end loans           0.84%          2.16%

Nonperforming assets as a % of total period-end
  loans and net foreclosed real estate                      0.92%          2.55%

Nonperforming assets as a % of total period-end
  stockholders' equity                                      6.95%         18.52%

Allowance for loan losses as a multiple of
  nonaccrual loans                                           .8x            .3x

Nonaccrual loans were principally comprised of collateral dependent business loans. Accordingly, Codorus Valley recognized interest income on a cash basis for these loans. On September 30, 2003, the nonaccrual loan portfolio was $2,121,000, significantly below the $5,051,000 reported on December 31, 2002. The decrease resulted primarily from the payoff of a $2,635,000 impaired business loan in September. No loss allowance was established for this loan because it was adequately collateralized in management's judgment. The payoff resulted in the full recovery of principal and interest due on the loan. On September 30, 2003, nonaccrual loans were comprised of twenty unrelated accounts, ranging in size from $1,600 to $1,230,000. The largest account, which management believes is adequately collateralized, represents 58 percent of the nonaccrual loan portfolio. During March 2003, the borrowers of the $1,230,000 nonaccrual loan filed a counterclaim against PeoplesBank described in the

Legal Proceedings section of this report (Part II--Other Information, Item 1). Accounts within the nonaccrual loan portfolio vary by industry and are generally collateralized with real estate assets. Since year-end 2002, the allowance increased to a .8x multiple of nonaccrual loans due to credit quality concerns for selected nonaccrual business loans. Management and the board of directors evaluate the allowance for loan losses at least quarterly. Efforts to modify contractual terms for individual accounts, based on prevailing market conditions, or liquidate collateral assets, are proceeding as quickly as potential buyers can be located and legal constraints permit.

Accruing loans that are contractually past due 90 days or more as to principal or interest totaled $37,000 on September 30, 2003, compared to $453,000 on December 31, 2002. Generally, loans in the past due category are adequately collateralized and in the process of collection.

Foreclosed real estate, net of allowance, was $164,000 on September 30, 2003, compared to $465,000 on December 31, 2002. An allowance for losses, which is evaluated at least quarterly, has been established for foreclosed real estate assets where the estimated fair value, less selling expenses, is below the financial carrying value. On September 30, 2003, the allowance was $35,000. For the first nine months of 2003, a $55,000 loss provision was recorded to reflect losses associated with declines in net realizable value. Comparatively, a $30,000 loss provision was recorded for the same period of 2002. Efforts to liquidate foreclosed real estate are proceeding, as quickly as potential buyers can be located.

FORFEITURE ACTION RELATED TO MORTGAGED PROPERTY

On March 26, 2003, the United States Attorney's Office began a property (in rem) civil forfeiture action, by Complaint in the United States District Court for the Middle District of Pennsylvania, titled United States of America v. Approximately 83 Acres of Real Estate Located in Fairview Township, York County, Pennsylvania, titled in the name of CCA Associates, Inc. The real property, which is the subject of the forfeiture action, serves as the sole collateral for a loan by PeoplesBank to CCA Associates, Inc. (CCA), the owner or reputed owner of this property. The loan to CCA, which was guaranteed by a third party, has a current principal balance of $1,500,000 plus accrued interest and other fees and costs. The third party guarantor recently pled guilty and is awaiting sentencing by the federal government for his involvement in criminal activity. PeoplesBank intends to protect its mortgage interest in the real estate from forfeiture through available defenses including the "innocent owner defense." As of the date this report was filed, the loan was current and classified as a performing asset. Management believes that the primary debt obligation to PeoplesBank will be satisfied once the property is liquidated and the proceeds from the sale distributed. Therefore, management does not believe that the forfeiture action will have a material adverse impact on the Corporation.

ALLOWANCE FOR LOAN LOSSES

Table 2--Analysis of Allowance for Loan Losses, shows a $1,775,000 allowance on September 30, 2003, representing a $294,000 or 14 percent decrease from September 30, 2002. The allowance for loan losses as a percentage of total loans was 0.71 percent on September 30, 2003, compared to 0.90 percent on September 30, 2002. The decrease in the allowance was primarily the result of charge-offs relating to equipment financing contracts amounting to $864,000 for calendar year 2002. Management believes that the loss on these contracts was caused by external fraud and is presently seeking legal redress, including the initiation of lawsuits with other defrauded financial institutions. Additionally, in June 2003, management charged off $163,000 on a nonaccruing business loan to reflect a loss from a decline in collateral value. Management decreased the allowance since September 2002, based on the strength of the collateral position of nonaccrual loans and it's overall assessment of the condition of the loan portfolio. Based on a recent evaluation of potential loan losses in the current portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on September 30, 2003.

TABLE 2-ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

               (dollars in thousands)                  2003       2002
------------------------------------------------------------------------
Balance-January 1,                                    $ 1,515    $ 1,898

Provision charged to operating expense                    478         70

Loans charged off:
  Commercial                                              193         66
  Real estate-mortgage                                      0          7
  Consumer                                                 69         66
------------------------------------------------------------------------
    Total loans charged off                               262        139
Recoveries:
  Commercial                                               19        227
  Real estate-mortgage                                      0          0
  Consumer                                                 25         13
------------------------------------------------------------------------
    Total recoveries                                       44        240
------------------------------------------------------------------------
    Net charge-offs                                       218       (101)

Balance-September 30,                                 $ 1,775    $ 2,069
========================================================================
Ratios:
Net charge-offs (annualized) to average total loans      0.12%     -0.06%
Allowance for loan losses to total loans
  at period-end                                          0.71%      0.90%
Allowance for loan losses to nonaccrual loans
  and loans past due 90 days or more                     82.3%      31.2%

LIQUIDITY

Codorus Valley's loan-to-deposit ratio, which is used as a broad measure of liquidity, was approximately 83 percent on September 30, 2003, compared to 80 percent on December 31, 2002. Liquidity for both periods was adequate based on availability from many sources, including the potential liquidation of a $68 million portfolio of available-for-sale securities, valued at September 30, 2003. Another important source of liquidity for PeoplesBank is available credit from the Federal Home Loan Bank of Pittsburgh (FHLBP). On June 30, 2003, the latest available date, available funding from the FHLBP was approximately $77 million. As a result of a sluggish U.S. economy and abnormally low short-term market interest rates, the financial services industry has experienced increased liquidity, as deposit customers sought safe haven from depressed securities markets, loan customers refinanced and bond issuers called bonds.

Codorus Valley's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments of existing loans, and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on September 30, 2003, totaled $64,592,000 and consisted of $41,025,000 in unfunded commitments of existing loans, $20,834,000 to grant new loans and $2,733,000 in letters of credit. Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon. Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore do not present a significant liquidity risk to Codorus Valley.

Codorus Valley has various long-term contractual obligations outstanding at September 30, 2003, including long-term debt, time deposits and obligations under capital and operating leases. With the exception of long-term debt, such obligations have not changed significantly from those reported in Table 11 of the Form 10-K for 2002. A schedule of long-term debt for period ended September 30, 2003, compared to December 31, 2002, is provided in Note 4 of this report.

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

Codorus Valley performed a simulation on its balance sheet at September 30, 2003 and December 31, 2002. The results of the point-in-time analyses are shown in Table 3--Interest Rate Sensitivity. The analyses reveal that the Corporation's balance sheet was asset sensitive for both periods. Asset sensitive means that loan and investment assets will reprice to a greater and faster degree than the deposits and debt that fund them. Therefore, the balance sheet is positioned to benefit from economic growth and rising market interest rates. Conversely, if market interest rates decline, earnings are expected to decline. Since year end 2002, market interest rates have remained at abnormally low levels causing an increase in liquidity and asset sensitivity for Codorus Valley and the banking industry as deposit customers sought safe haven from depressed capital markets, loan customers refinanced, bond issuers called bonds and mortgage-backed securities prepaid faster than scheduled. A detailed discussion of market interest risk is provided in the Corporation's annual report on Form 10-K for the period ended December 31, 2002.

TABLE 3-INTEREST RATE SENSITIVITY

                           at September 30, 2003
------------------------------------------------------------------
                                                      Change in
Change in interest rates     Forecasted interest      net income
(basis points) over 12 mos      rate scenario      $000's     %
--------------------------   -------------------   ---------------
           +200              High                     344     10.7
              0              Flat (baseline)            0      0.0
           -200              Low                     (518)   (16.1)
             +8              Most likely              (52)    (1.6)

                           at December 31, 2002
------------------------------------------------------------------
                                                     Change in
Change in interest rates     Forecasted interest     net income
(basis points) over 12 mos      rate scenario      $000's     %
--------------------------   -------------------   ---------------
           +200              High                     217      6.0
              0              Flat (baseline)            0      0.0
           -200              Low                     (393)   (10.8)
           +118              Most likely               94      2.6

OTHER RISKS

Additional grand acts of terrorism in the United States of America, or in other countries, could erode consumer and business confidence and disrupt commerce, resulting in a prolonged economic recession.

A prolonged economic recession could have a material adverse effect on the liquidity, capital resources or results of operations of Codorus Valley.

Periodically, federal and state legislation is proposed that could result in additional regulation of, or restrictions on, the business of Codorus Valley and its subsidiaries. Other than as discussed in the Corporation's Form 10-K for the period ended December 31, 2002, it cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of Codorus Valley and its subsidiaries.

Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which, if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations. Although the general cost of compliance with numerous federal and state laws and regulations has, and in the future, may have a negative impact on Codorus Valley's results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the section entitled "Market risk management" within Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

Codorus Valley maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2003, the chief executive and chief financial officers of Codorus Valley concluded that Codorus Valley's disclosure controls and procedures were adequate.

Codorus Valley made no significant changes in its internal controls or in other factors that could significantly affect these controls in the quarter ended September 30, 2003, as evaluated by the chief executive and chief financial officers.

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

On March 19, 2003, In the Net Sports, LLC, James B. Murphy and Barbara S. Murphy filed a counterclaim against PeoplesBank in the Court of Common Pleas of Dauphin County, Pennsylvania, alleging, among other things, that PeoplesBank: breached an implied-in-fact agreement to the claimants related to loans made to the claimants; intentionally interfered with the claimants' existing contracts and prospective business relations; and made certain misrepresentations to the claimants. The claimants allege to have incurred unliquidated losses and other damages in excess of $3.9 million and exemplary damages in excess of $35,000. The counterclaim was filed in response to a complaint filed by PeoplesBank whereby PeoplesBank alleges that the claimants defaulted on a promissory note resulting in damages to PeoplesBank in excess of $1.2 million. Management believes there are substantial defenses to this lawsuit and intends to defend it vigorously. The impact of the final disposition of this lawsuit cannot be assessed at this time. Counsel believes that the claim may qualify as a "covered claim" under PeoplesBank's lender liability insurance policy, which provides coverage for losses in excess of $100,000, and which should cover the defense and indemnification of PeoplesBank for the claim. The factual discovery process has not been completed. Although Codorus Valley expects to incur costs in defending these claims, based on the results of its investigation thus far and preliminary discussions with its lawyers, Codorus Valley currently does not believe the ultimate resolution of the claims will have a material impact on its financial condition or results of operations.

Management of Codorus Valley and PeoplesBank is not aware of any other material litigation, other than routine litigation incident to the nature of its business, nor any material proceedings pending, threatened or contemplated against Codorus Valley and PeoplesBank by government authorities.

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

10.2 Amendments to the Employment Agreement by and among PeoplesBank, A Codorus Valley Company, Codorus Valley Bancorp, Inc., and Larry J. Miller dated October 1, 1997, including Executive Employment Agreement dated January 1, 1993 between Codorus Valley Bancorp, Inc., Peoples Bank of Glen Rock and Larry J. Miller. (Incor-porated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, dated and filed with the Commission on March 20, 2003.)

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

31.1 Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 6. (b) REPORTS ON FORM 8-K
None.

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the authorized undersigned.

                                    Codorus Valley Bancorp, Inc.
                                            (Registrant)

November 10, 2003                   /s/ Larry J. Miller
Date                                -----------------------------
                                    Larry J. Miller
                                    President & CEO
                                    (Principal executive officer)

November 10, 2003                   /s/ Jann A. Weaver
Date                                --------------------------------------------
                                    Jann A. Weaver
                                    Treasurer & Assistant Secretary
                                    (Principal financial and accounting officer)