Form 10-K
period 2003-12-31
CODORUS VALLEY BANCORP INC
filed 2004-03-29
CIK 806279

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to               .
                               -------------    -------------

                         Commission file Number 0-15536

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

Registrant's telephone number, including area code (717) 747-1519

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $2.50 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ]Yes [X]No

The aggregate market value of Codorus Valley Bancorp, Inc.'s voting stock held by non-affiliates was approximately $38,525,000 as of June 30, 2003.

As of March 8, 2004, Codorus Valley Bancorp, Inc. had 2,839,288 shares of common stock outstanding, par value $2.50 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

2003 Annual Report to Shareholders                            Parts I, II and IV
Proxy Statement for the Annual Meeting of Shareholders to be
held May 18, 2004                                               Parts III and IV

                          CODORUS VALLEY BANCORP, INC.
                                 FORM 10-K INDEX

                                                                                                                       PAGE
                                                     PART I

Item
  1. Business ....................................................................................................       3
  2. Properties...................................................................................................       7
  3. Legal proceedings............................................................................................       8
  4. Submission of matters to a vote of security holders..........................................................       8

                                                     PART II

Item
  5. Market for Codorus Valley Bancorp, Inc.'s common equity, related shareholder matters and
          issuer purchases of equity securities...................................................................       9
  6. Selected financial data......................................................................................       9
  7. Management's discussion and analysis of financial condition and results of operations........................       9
  7A. Quantitative and qualitative disclosures about market risk..................................................       9
  8. Financial statements and supplementary data..................................................................      11
  9. Changes in and disagreements with accountants on accounting and financial disclosure.........................      11
  9A. Controls and procedures.....................................................................................      11

                                                     PART III

Item
 10. Directors and executive officers of Codorus Valley Bancorp, Inc..............................................      11
 11. Executive compensation.......................................................................................      12
 12. Security ownership of certain beneficial owners and management and related shareholder matters...............      12
 13. Certain relationships and related transactions...............................................................      12
 14. Principal accountant fees and services.......................................................................      12

                                                     PART IV

Item
 15. Exhibits, financial statement schedules, and reports on Form 8-K.............................................      12

Signatures .......................................................................................................      15

PART I

FORWARD-LOOKING STATEMENTS:

Management of Codorus Valley Bancorp, Inc. (Codorus Valley) has made forward-looking statements in the Annual Report on Form 10-K. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Codorus Valley Bancorp, Inc. and its subsidiaries, PeoplesBank, A Codorus Valley Company (PeoplesBank) and SYC Realty Company, Inc. (SYC Realty). When words such as "believes," "expects," "anticipates" or similar expressions occur in this report, management is making forward-looking statements.

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

CRITICAL ACCOUNTING ESTIMATES:

Disclosure of Codorus Valley's significant accounting policies is included in
Note 1 to the consolidated financial statements on pages 14 through 18 of the Annual Report to Shareholders (Exhibit 13). Some of these policies are particularly sensitive requiring that significant judgements, estimates and assumptions be made by management. Additional information is contained in Management's Discussion and Analysis for the most sensitive of these issues, including the provision and allowance for loan losses, located on pages 38 and 44 of Exhibit 13. The pro forma impact on net income and earnings per share from stock-based compensation can be found in Note 1 under the subheading Stock-Based Compensation, located on pages 16 and 17 of Exhibit 13.

Management discussed the development and selection of critical accounting estimates and related Management Discussion and Analysis disclosure with the Audit Committee. No material changes were made to critical accounting estimates during the periods presented within.

ITEM 1: BUSINESS

Codorus Valley Bancorp, Inc. is a Pennsylvania business corporation, incorporated on October 7, 1986. On March 2, 1987, Codorus Valley became a bank holding company, under the Bank Holding Company Act of 1956. PeoplesBank is its wholly owned bank subsidiary. SYC Realty Co., Inc. is its wholly owned nonbank subsidiary. Codorus Valley's business consists primarily of managing PeoplesBank, and its principal source of income is dividends received from PeoplesBank. On December 31, 2003, Codorus Valley had total consolidated assets of $373 million, total deposits and other liabilities of $339 million, and total shareholders' equity of $34 million.

BANK SUBSIDIARY

PeoplesBank, organized in 1934, is a Pennsylvania chartered bank. It is not a member of the Federal Reserve System. PeoplesBank offers a full range of business and consumer banking services through eleven financial centers located throughout York County, Pennsylvania. It also offers investment, insurance, trust and real estate services. The Federal Deposit Insurance Corporation insures the deposits of PeoplesBank to the maximum extent provided by law. On December 31, 2003, PeoplesBank had total loans of $262 million and total deposits of $305 million.

PeoplesBank is not dependent on deposits or exposed to a loan concentration to a single customer, or a small group of customers. Therefore, losses from a single customer, or small customer group, would not have a material adverse effect on the financial condition of PeoplesBank. At year-end 2003, the largest indebtedness of a single PeoplesBank client was $3,985,000 or 1.5 percent of the total loan portfolio.

At year-end 2003, the loan portfolio included two industry concentrations that exceeded 10 percent of total loans. The commercial real estate leasing industry accounted for 11.8 percent of total loans and the agricultural industry accounted for 10.3 percent of total loans. Commercial leasing pertains to borrowers who lease real estate for business purposes. Comparatively, at year-end 2002, the commercial real estate leasing industry accounted for 15.7 percent of total loans and the agricultural industry accounted for 8.5 percent of total loans.

In 1999, PeoplesBank created SYC Insurance Services, Inc. (SYC Insurance) as a wholly owned subsidiary, to sell nondeposit investment products. SYC Insurance began operations in January 2000. Products sold by SYC Insurance are not FDIC insured, not obligations of or guaranteed by PeoplesBank and are subject to investment risk including the possible loss of principal.

In 1998, PeoplesBank created SYC Settlement Services, Inc. (SYC Settlement), as a wholly owned subsidiary, to provide real estate settlement services. SYC Settlement began operations in January 1999. Historically, SYC Insurance and SYC Settlement have not had a material impact on consolidated operating results.

NONBANK SUBSIDIARY

On June 20, 1991, SYC Realty was incorporated as a wholly owned subsidiary of Codorus Valley. Codorus Valley created this nonbank subsidiary primarily for the purpose of disposing of selected properties obtained from PeoplesBank in satisfaction of debts previously contracted. SYC Realty commenced business operations in October 1995. To date, the financial impact of this subsidiary's operations on Codorus Valley and PeoplesBank has not been material.

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

SUPERVISION AND REGULATION

Codorus Valley is registered as a bank holding company and is subject to the regulations of the Board of Governors of the Federal Reserve System (the Federal Reserve) under the Bank Holding Company Act of 1956, as amended. The Bank Holding Company Act requires bank holding companies to file periodic reports with and is subject to examination by the Federal Reserve. The Federal Reserve issued regulations under the Bank Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve may require Codorus Valley to use its resources to provide adequate capital funds to PeoplesBank during periods of financial stress or adversity.

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

The operations of PeoplesBank are subject to federal and state statutes applicable to banks chartered under the banking laws of the Commonwealth of Pennsylvania and whose deposits the Federal Deposit Insurance Corporation (FDIC) insures.

The FDIC is the primary federal regulator of PeoplesBank. It regularly examines banks in such areas as loss allowances, loans, investments, management practices and other aspects of operations. These examinations are designed for the protection of PeoplesBank's depositors rather than Codorus Valley's shareholders. PeoplesBank must furnish annual and quarterly reports to the FDIC.

Federal and state banking laws and regulations govern such things as: the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, the types and terms of loans a bank may make and the collateral it may take, the activities of a bank with respect to mergers and consolidations, the establishment of branches, and the sale of nondeposit investment products by the bank and its insurance subsidiary. The Pennsylvania Insurance Department, the Securities and Exchange Commission (SEC) and the NASD control and supervise the licensing and activities of employees engaged in the sale of nondeposit investment products.

Pennsylvania business and banking laws restrict dividend payments if certain conditions are met, and Codorus Valley and PeoplesBank are subject to regulatory capital requirements. More information about dividend restrictions and capital requirements can be found in Note 11 -- Regulatory Matters, to the financial statements of the 2003 Annual Report to Shareholders.

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

PeoplesBank and the banking industry in general, are affected by the monetary and fiscal policies of government agencies, including the Federal Reserve. Through open market securities transactions and changes in its federal funds and discount rates and reserve requirements, the Federal Reserve exerts considerable influence over the cost and availability of funds for lending and investment.

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

The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934. Given the extensive SEC role in implementing rules relating to many of the SOA's new requirements, the final scope of these requirements remains to be determined.

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

OTHER INFORMATION

On December 31, 2003, PeoplesBank had 122 full-time employees, 31 part-time employees and 5 seasonal employees. Employees are not covered by a collective bargaining agreement and management considers its relations with employees to be good.

The required Statistical Information for Item 1 can be found in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this report.

ITEM 2:  PROPERTIES

Codorus Valley owns the following property in fee, subject to two liens. A local financial institution holds a first lien for approximately $1.8 million and Codorus Valley's wholly owned subsidiary PeoplesBank holds a second lien for approximately $2 million.

         Codorus Valley Corporate Center -- The Corporate Center is located at 105 Leader Heights Road, York Township, York, PA. This facility serves as the corporate headquarters and is approximately 40,000 square feet. Approximately sixty-seven percent of the leasable space is leased to PeoplesBank; the remaining thirty-three percent, most of which is currently leased, is available for lease to nonaffiliated parties. The Corporate Center is adjacent to PeoplesBank's Data Operations Center and the Leader Heights office.

PeoplesBank owns the following properties in fee and without liens:

         Glen Rock Office -- Located at 1 Manchester Street in the borough of Glen Rock, PA. Two bank-owned parking lots are located nearby on Hanover Street and at 7 Manchester Street in the borough of Glen Rock.

         Jacobus Office -- Located at 1 North Main Street in the borough of Jacobus, PA.

         Jefferson Office -- Located at 6 Baltimore Street in Jefferson Borough, PA. A bank-owned parking lot is located nearby at 10 Baltimore Street in Jefferson Borough.

         York New Salem Office -- Located at 320 North Main Street in the borough of York New Salem, PA.

         Leader Heights Office -- This facility serves as both a banking office and data operations center. It is located at 109 Leader Heights Road in York Township, PA.

         Cape Horn Office -- Located at 2587 Cape Horn Road, Red Lion in the Township of Windsor, PA.

         East York Office -- Located at 2701 Eastern Boulevard, York in the Township of Springettsbury, PA.

PeoplesBank leases the following properties:

         Stewartstown Office -- Located at 2 Ballast Lane in the borough of Stewartstown, PA. This office is a 1,278 square foot unit of a business complex known as Village Square at Stewartstown. The lease, signed November 29, 1993, is for a twenty-year term with four five-year term options.

         South Hanover Office -- Located at 1400 Baltimore Street, Hanover in Penn Township, PA. This office is a 1,850 square foot unit adjacent to a Rutter's Farm Store and gas station. The lease, effective February 1, 2001, is for a fifteen-year term with three five-year options.

         East Market Street Office -- Located at 118 E. Market Street, York City, PA. This office is a 1,750 square foot unit located in the City of York. Management has negotiated a short-term lease for this space.

         West Philadelphia Street Office -- Located at 221 W. Philadelphia Street, York City, PA. This office is a 2,814 square foot unit located in the City of York. The lease, effective December 10, 2002, is for an eight-year term with two five-year renewal options.

All of the above properties are located in York County, Pennsylvania and, in the opinion of management, are adequate for the business purposes of Codorus Valley and its subsidiaries.

ITEM 3:  LEGAL PROCEEDINGS

Legal proceedings appear in the 2003 Annual Report to Shareholders, under Note 16 -- Contingent Liabilities on page 28 and under the caption Forfeiture Action Related to Mortgaged Property on page 44 of Exhibit 13.

Codorus Valley is involved in no other material litigation other than routine litigation incident to the nature of its business. In addition, management is not aware of any material proceedings pending, threatened or contemplated against Codorus Valley and PeoplesBank by government authorities.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5: MARKET FOR CODORUS VALLEY BANCORP, INC.'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and dividend information appearing in the 2003 Annual Report to Shareholders, under the caption Stock, Dividend and Broker Information, is incorporated by reference in response to this item and is included on page 49 of
Exhibit 13.

As of March 8, 2004, Codorus Valley had approximately 961 shareholders of record.

Related shareholder information appearing in the 2003 Annual Report to Shareholders, under the caption Shareholders' Equity and Capital Adequacy, included in Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, is incorporated by reference in response to this item and is included on page 42 of Exhibit 13.

Information appearing in the 2004 Proxy Statement, under the caption "Securities Authorized for Issuance under Equity Compensation Plans" is incorporated by reference in response to this item.

ITEM 6: SELECTED FINANCIAL DATA

Information appearing in the 2003 Annual Report to Shareholders, under the caption Selected Financial Data, is incorporated by reference in response to this item and is included on page 9 of Exhibit 13.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations in the 2003 Annual Report to Shareholders is incorporated by reference in response to this item and is included on pages 33 through 48 of
Exhibit 13.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information appearing in the 2003 Annual Report to Shareholders, under the caption Market Risk Management included in Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, is incorporated by reference in response to this item and is included on pages 46 through 48 of
Exhibit 13.

The Asset-Liability Management Committee of PeoplesBank manages interest rate risk primarily through sensitivity analysis, which is described on pages 47 and 48 of Exhibit 13. Periodically, it may also use a gap analysis as a secondary means for managing interest rate risk. The gap analysis begins by assigning interest rate sensitive assets and interest rate sensitive liabilities into future time periods, typically one year, based on a scheduled maturity or repricing date. Repriceable liabilities are then subtracted from repriceable assets to determine a difference, or gap. The measurement process relies on many assumptions such as the amount and timing of repriceable cash flows from interest rate sensitive assets and liabilities. The following assumptions are made about repriceable cash flows from interest rate sensitive assets:

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

A schedule showing balance sheet repricing characteristics and an estimate of gap at December 31, 2003 is provided below. The gap is one way to measure how a change in market interest rates might impact net interest income for specific time frames. For example, the cumulative gap in the "181-365" repricing category represents a one year net asset position of $65.7 million or 19.5 percent of interest earning assets on December 31, 2003. The asset sensitive gap position implies that over the next year net income will increase if market interest rates rise and decrease if rates decline. The theory is that more assets will reprice, at higher market interest rates, than the liabilities that fund them.

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

                                                                                                        After
    At December 31, 2003              0-30        31-90     91-180    181-365     1-2        2-5          5
   (dollars in thousands)             Days        Days       Days      Days      Years      Years       Years       Total
                                    --------    --------   --------   -------   -------   --------   ----------    --------
Interest earning assets:
Interest earning deposits           $      8    $      0   $    100   $     0   $     0   $      0   $        0    $    108
Securities, available-for-sale           524       1,028        782     4,459    17,290     30,905        7,750      62,738
Securities, held-to-maturity               0           0          0         0         0          0        9,355       9,355
Restricted investment in stock         1,976           0          0         0         0          0            0       1,976
Loans held for sale                    2,157           0          0         0         0          0            0       2,157
Loans                                102,470      10,919     16,341    28,425    35,111     60,799        6,141     260,206
                                    --------    --------   --------   -------   -------   --------   ----------    --------
  Total                             $107,135    $ 11,947   $ 17,223   $32,884   $52,401   $ 91,704   $   23,246    $336,540

Interest bearing liabilities:
NOW deposits                        $  4,055    $      0   $  2,028   $     0   $     0   $      0   $   34,469    $ 40,552
Money market deposits                  7,553           0      3,776         0         0          0       64,200      75,529
Savings deposits                       1,563           0        781         0         0          0       13,283      15,627
Time CDs less than $100,000           17,922       8,693     11,446    21,446    25,034     28,473            0     113,014
Time CDs $100,000 and above            7,751       1,459      1,664     5,644     4,789      5,065            0      26,372
Short-term borrowings                  6,795           0          0         0         0          0            0       6,795
Long-term borrowings                      76         152        228       460     6,956      2,222       14,345      24,439
                                    --------    --------   --------   -------   -------   --------   ----------    --------
 Total                              $ 45,715    $ 10,304   $ 19,923   $27,550   $36,779   $ 35,760   $  126,297    $302,328

Period gap                          $ 61,420    $  1,643   $ (2,700)  $ 5,334   $15,622   $ 55,944   $ (103,051)   $ 34,212
Cumulative gap                      $ 61,420    $ 63,063   $ 60,363   $65,697   $81,319   $137,263   $   34,212
Cumulative gap as a % of
 interest earning assets
 at December 31, 2003                   18.3        18.7       17.9      19.5      24.2       40.8         10.2

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Codorus Valley's Consolidated Financial Statements and the Notes thereto, in the 2003 Annual Report to Shareholders, are incorporated by reference in response to this item and are included on pages 10 through 31 of Exhibit 13. Table 13-Summary of Quarterly Financial Data included in Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, in the 2003 Annual Report to Shareholders, is incorporated by reference in response to supplementary financial data and is included on page 48 of Exhibit 13.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Codorus Valley maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures performed as of December 31, 2003, the chief executive and chief financial officers of Codorus Valley concluded that Codorus Valley's disclosure controls and procedures were adequate.

A summary of critical accounting policies can be found in Note 1 to the consolidated financial statements beginning on page 14 of the Annual Report to Shareholders (Exhibit 13). Codorus Valley made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of the controls by the chief executive and chief financial officers.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF CODORUS VALLEY BANCORP, INC.

Information appearing in the Proxy Statement relating to the 2004 Annual Meeting of Shareholders to be held May 18, 2004 (Proxy Statement), under the captions "Information about Nominees and Continuing Directors" and "Executive Officers" is incorporated by reference in response to this item.

The Corporation has adopted a Code of Ethics as defined in Item 406 of Regulation S-K. This Code of Ethics is filed as Exhibit 14 to this Form 10K and is incorporated by reference in response to this item.

Information regarding Section 16(a) Beneficial Ownership Reporting Compliance follows. Section 16(a) of the Securities Exchange Act of 1934, requires that the Corporation's officers and directors, and persons who own more than 10% of the registered class of the Corporation's equity securities, file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Corporation with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of Forms 3, 4 and 5 and amendments thereto received by it, or written representations from certain reporting persons that no Form 5 was required for that reporting person, the Corporation believes that during the period from January 1, 2003 through December 31, 2003, its officers and directors were in compliance with all filing requirements applicable to them.

ITEM 11: EXECUTIVE COMPENSATION

Information appearing in the Proxy Statement, under the captions "Executive Compensation," "Board Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Graph" is incorporated by reference in response to this item.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information appearing in the Proxy Statement, under the caption "Share Ownership" and "Compensation and Plan Information" is incorporated by reference in response to this item.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information appearing in the Proxy Statement, under the caption "Transactions with Directors and Executive Officers," is incorporated by reference in response to this item.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing in the Proxy Statement, under the caption "Report of the Audit Committee," is incorporated by reference in response to this item.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Documents filed as part of this Form 10-K report.

     1.  Financial Statements

         The following consolidated statements of Codorus Valley Bancorp, Inc. are incorporated by reference in Part II, Item 8 hereof:

                  Report of Independent Auditors
                  Consolidated Statements of Financial Condition
                  Consolidated Statements of Income
                  Consolidated Statements of Cash Flows
                  Consolidated Statements of Changes in Shareholders' Equity Notes to Consolidated Financial Statements

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

         10.1     1996 Stock Incentive Plan (Incorporated by reference to
                  Exhibit 99 of Registration Statement No. 333-09277 on Form S-8, filed with the Commission on July 31, 1996.)

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

         11 Statement re: Computation of Earnings Per Share (Incorporated by reference to Exhibit 13 hereof, 2003 Annual Report to Shareholders at Note 1 to the Consolidated Financial Statements.)

         13 Excerpts from the Annual Report to Shareholders for fiscal year ended December 31, 2003.

         14       Code of Ethics

         21       List of subsidiaries of Codorus Valley Bancorp, Inc.

         23.1     Consent of Beard Miller Company LLP, Independent Auditors

         24       Power of Attorney

         31a      Certification of Principal Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         31b      Certification of Principal Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K -
On October 20, 2003, Codorus Valley Bancorp, Inc. filed a report on Form 8-K,
Item 12, dated October 16, 2003. The Form 8-K disclosed that Codorus Valley Bancorp, Inc. released a Press Release announcing the declaration of a quarterly cash dividend and the results of operations, in summary form, for the period ended September 30, 2003, compared to the period ended September 30, 2002.

                                   SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the authorized undersigned.

Codorus Valley Bancorp, Inc. (Registrant)

/s/ Larry J. Miller
-----------------------------
Larry J. Miller, President                                  Date: March 23, 2004
and Chief Executive Officer

Under the requirements of the Securities Exchange Act of 1934, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signature and Capacity

-----------------------------         Chairman of the Board of                   3/23/04
George A. Trout, DDS                  Directors and Director

/s/ Larry J. Miller                   President, Chief Executive Officer         3/23/04
-----------------------------         and Director
Larry J. Miller
(Principal Executive Officer)

/s/ Rodney L. Krebs                   Vice Chairman of the Board                 3/23/04
-----------------------------         of Directors and Director
Rodney L. Krebs

/s/ D. Reed Anderson                  Director                                   3/23/04
-----------------------------
D. Reed Anderson, Esq.

-----------------------------         Director                                   3/23/04
M. Carol Druck

/s/ MacGregor S. Jones                Director                                   3/23/04
-----------------------------
MacGregor S. Jones

/s/ Dallas L. Smith                   Director                                   3/23/04
-----------------------------
Dallas L. Smith

/s/ Donald H. Warner                  Director                                   3/23/04
-----------------------------
Donald H. Warner

/s/ Michael L. Waugh                  Director                                   3/23/04
-----------------------------
Michael L. Waugh

/s/ Jann A. Weaver                    Treasurer and Assistant Secretary          3/23/04
-----------------------------
Jann A. Weaver
(Principal Financial Officer)

-----------------------------         Vice President and Secretary               3/23/04
Harry R. Swift, Esq.

/s/ Diane E. Hill                     Vice President                             3/23/04
-----------------------------
Diane E. Hill

                                  EXHIBIT INDEX

                                                                                                       Page # in
                                                                                                    manually signed
Exhibit                                                                                                 original
Number                                   Description of Exhibit                                        Form 10-K
-------                                  ---------------------                                         ---------
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

10.1             1996 Stock Incentive Plan (Incorporated by reference to Exhibit 99 of Registration Statement No. 333-09277 on Form S-8, filed with the
                 Commission on July 31, 1996.)

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

10.7             2001 Employee Stock Bonus Plan (Incorporated by reference to
                 Exhibit 99.1 of Registration Statement No. 333-68410 on Form S-8, filed with the Commission on August 27, 2001.)

11               Statement re: Computation of Earnings Per Share
                 (Incorporated by reference to Exhibit 13, 2003 Annual Report
                 to Shareholders at Note 1 to the Consolidated Financial Statements.)                     27

13               Excerpts from the Annual Report to Shareholders for fiscal
                 year ended December 31, 2003.                                                            19-60

14               Code of Ethics                                                                           61-65

21               List of subsidiaries of the Registrant                                                   66

23.1             Consent of Beard Miller Company LLP, Independent Auditors                                67

24               Power of Attorney                                                                        68-69

31a              Certification of Principal Executive Officer Pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002                                                               70

31b              Certification of Principal Financial Officer Pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002                                                               71

32               Certification of Principal Executive Officer and Principal Financial Officer
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                                72