Form 10-Q
period 2004-03-31
CODORUS VALLEY BANCORP INC
filed 2004-05-13
CIK 806279

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
                                       OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934
           For the transition period from____________to______________

                         COMMISSION FILE NUMBER: 0-15536

                          CODORUS VALLEY BANCORP, INC.
              ----------------------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On April 27, 2004, 2,981,252 shares of common stock, par value $2.50, were outstanding, which includes the effect of the 5 percent stock dividend declared April 13, 2004.

                          Codorus Valley Bancorp, Inc.
                                 FORM 10-Q INDEX

                                                                                                Page #
                                                                                                ------
PART I - FINANCIAL INFORMATION

Item 1.      Financial statements:
               Consolidated statements of financial condition                                      3
               Consolidated statements of income                                                   4
               Consolidated statements of cash flows                                               5
               Consolidated statements of changes in shareholders' equity                          6
               Notes to consolidated financial statements                                          7

Item 2.      Management's discussion and analysis of financial condition and
                results of operations                                                             12

Item 3.      Quantitative and qualitative disclosures about market risk                           20

Item 4.       Controls and procedures                                                             20

PART II - OTHER INFORMATION

Item 1.      Legal proceedings                                                                    20

Item 2.      Changes in securities, use of proceeds and issuer purchases of
              equity securities                                                                   21

Item 3.      Defaults upon senior securities                                                      21

Item 4.      Submission of matters to a vote of security holders                                  21

Item 5.      Other information                                                                    21

Item 6.      Exhibits and reports on Form 8-K                                                     21

SIGNATURES                                                                                        23

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          Codorus Valley Bancorp, Inc.
                 Consolidated Statements of Financial Condition
                                    Unaudited


                                                                                    March 31,      December 31,
(dollars in thousands, except per share data)                                         2004            2003
                                                                                    ---------       ---------
ASSETS
Interest bearing deposits with banks                                                $     262       $     108
Cash and due from banks                                                                 9,523          12,300
Federal funds sold                                                                      8,485               0
                                                                                    ---------       ---------
      Total cash and cash equivalents                                                  18,270          12,408
Securities available-for-sale                                                          61,576          62,738
Securities held-to-maturity (fair value $10,482 for 2004 and $10,233 for 2003)          9,355           9,355
Restricted investment in bank stock, at cost                                            1,682           1,976
Loans held for sale                                                                     1,494           2,157
Loans (net of deferred fees of $560 in 2004 and $610 in 2003)                         264,014         260,206
Less-allowance for loan losses                                                         (1,768)         (1,694)
                                                                                    ---------       ---------
      Net loans                                                                       262,246         258,512
Premises and equipment                                                                  9,333           9,358
Other assets                                                                           16,213          16,043
                                                                                    ---------       ---------
      Total assets                                                                  $ 380,169       $ 372,547
                                                                                    =========       =========

LIABILITIES
Deposits
    Noninterest bearing                                                             $  35,422       $  33,188
    Interest bearing                                                                  282,466         271,094
                                                                                    ---------       ---------
      Total deposits                                                                  317,888         304,282
Short-term borrowings                                                                       0           6,795
Long-term debt                                                                         24,227          24,439
Other liabilities                                                                       3,400           3,242
                                                                                    ---------       ---------
      Total liabilities                                                               345,515         338,758

SHAREHOLDERS' EQUITY
Preferred stock, par value $2.50 per share;
   1,000,000 shares authorized;  0 shares issued and outstanding                            0               0
Common stock, par value $2.50 per share;
   10,000,000 shares authorized; 2,981,252 shares issued and
   outstanding on 3/31/04 and 2,837,634 on 12/31/03                                     7,453           7,094
Additional paid-in capital                                                             20,135          17,451
Retained earnings                                                                       6,045           8,498
Accumulated other comprehensive income                                                  1,021             746
                                                                                    ---------       ---------
      Total shareholders' equity                                                       34,654          33,789
                                                                                    ---------       ---------
      Total liabilities and shareholders' equity                                    $ 380,169       $ 372,547
                                                                                    =========       =========


See accompanying notes.

                          Codorus Valley Bancorp, Inc.
                        Consolidated Statements of Income
                                    Unaudited


                                                               Three months ended
                                                                    March 31,
(dollars in thousands, except per share data)                   2004        2003
                                                              ------      ------
INTEREST INCOME
Loans, including fees                                          $4,181      $4,055
Investment securities
    Taxable                                                       602         679
    Tax-exempt                                                    104         119
    Dividends                                                      13          15
Other                                                               9           5
                                                               ------      ------
      Total interest income                                     4,909       4,873
INTEREST EXPENSE
Deposits                                                        1,297       1,537
Federal funds purchased and other short-term borrowings             4           5
Long-term debt                                                    322         241
                                                               ------      ------
      Total interest expense                                    1,623       1,783
                                                               ------      ------
      Net interest income                                       3,286       3,090
PROVISION FOR LOAN LOSSES                                          50          37
                                                               ------      ------
      Net interest income after provision for loan losses       3,236       3,053
NONINTEREST INCOME
Trust and investment services fees                                243         215
Service charges on deposit accounts                               340         215
Mutual fund, annuity and insurance sales                          236         170
Income from bank owned life insurance                              78          72
Other income                                                      118          95
Gain on sale of mortgages                                          95         237
Gain on sale of securities                                          7         167
                                                               ------      ------
      Total noninterest income                                  1,117       1,171
NONINTEREST EXPENSE
Personnel                                                       1,667       1,653
Occupancy of premises, net                                        272         267
Furniture and equipment                                           320         284
Postage, stationery and supplies                                   90         107
Professional and legal                                             85          77
Marketing and advertising                                         108          53
Foreclosed real estate, net                                         0          67
Other                                                             565         565
                                                               ------      ------
      Total noninterest expense                                 3,107       3,073
                                                               ------      ------
      Income before income taxes                                1,246       1,151
PROVISION FOR INCOME TAXES                                        327         290
                                                               ------      ------
      Net income                                               $  919      $  861
                                                               ======      ======
      Net income per share, basic                              $ 0.31      $ 0.29
      Net income per share, diluted                            $ 0.30      $ 0.29
                                                               ======      ======


See accompanying notes.

                                  Codorus Valley Bancorp, Inc.
                              Consolidated Statements of Cash Flows
                                    Unaudited


                                                                               Three months ended
                                                                                    March 31,
(dollars in thousands)                                                         2004           2003
                                                                             --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $    919       $    861
Adjustments to reconcile net income to net cash provided by operations
    Depreciation                                                                  255            253
    Provision for loan losses                                                      50             37
    Provision for losses on foreclosed real estate                                  0             55
    Amortization of investment in real estate partnership                          54             52
    Increase in cash surrender value of life insurance investment                 (78)           (72)
    Originations of held for sale mortgages                                    (7,173)       (15,862)
    Proceeds from sales of held for sale mortgages                              7,931         16,848
    Gain on sales of held for sale mortgages                                      (95)          (237)
    Gain on sales of securities                                                    (7)          (167)
    Loss on sales of foreclosed real estate                                         0              6
    (Increase) decrease in accrued interest receivable and other assets          (305)           169
    Increase in accrued interest payable and other liabilities                    601            236
    Other, net                                                                    133            158
                                                                             --------       --------
      Net cash provided by operating activities                                 2,285          2,337
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available-for-sale
    Purchases                                                                  (2,634)        (8,076)
    Maturities and calls                                                          882          4,902
    Sales                                                                       3,261          8,469
Net decrease (increase) in restricted investment in bank stock                    294           (107)
Net increase in loans made to customers                                        (3,823)        (3,472)
Purchases of premises and equipment                                              (230)          (233)
Investment in real estate partnership                                            (443)          (670)
Proceeds from sales of foreclosed real estate                                       0            237
                                                                             --------       --------
      Net cash (used in) provided by investing activities                      (2,693)         1,050
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits                                    13,125          4,800
Net increase in time deposits                                                     481          6,204
Net decrease in short-term borrowings                                          (6,795)        (7,089)
Proceeds from issuance of long-term debt                                        1,800              0
Repayment of long-term debt                                                    (2,012)        (1,136)
Dividends paid                                                                   (355)          (324)
Issuance of common stock                                                           26              0
                                                                             --------       --------
      Net cash provided by financing activities                                 6,270          2,455
                                                                             --------       --------
      Net increase in cash and cash equivalents                                 5,862          5,842
      Cash and cash equivalents at beginning of year                           12,408         11,120
                                                                             --------       --------
      Cash and cash equivalents at end of period                             $ 18,270       $ 16,962
                                                                             ========       ========


See accompanying notes.

                          Codorus Valley Bancorp, Inc.
           Consolidated Statements of Changes in Shareholders' Equity
                                    Unaudited


                                                                                             Accumulated
                                                                 Additional                     Other
                                                     Common        Paid-in      Retained     Comprehensive
(dollars in thousands)                               Stock         Capital      Earnings       Income            Total
-----------------------------------------------------------------------------------------------------------------------

For the three months ended March 31, 2004

Balance, December 31, 2003                             $7,094       $17,451       $8,498           $746        $33,789
Comprehensive income:
  Net income                                                                         919                           919
  Other comprehensive income, net of tax:
   Unrealized gains on securities, net                                                              275            275
                                                                                                               -------
      Total comprehensive income                                                                                 1,194
Cash dividends ($.119 per share, adjusted)                                          (355)                         (355)
5% stock dividend - 141,964 shares at fair value          355         2,662       (3,017)                            0
Issuance of common stock - 1,654 shares
  under stock option plan                                   4            22                                         26
                                                       ------       -------       ------         ------        -------

Balance, March 31, 2004                                $7,453       $20,135       $6,045         $1,021        $34,654
                                                       ======       =======       ======         ======        =======


For the three months ended March 31, 2003

Balance, December 31, 2002                             $6,743       $15,549       $8,551         $1,380        $32,223
Comprehensive income:
  Net income                                                                         861                           861
  Other comprehensive loss, net of tax:
    Unrealized losses on securities, net                                                           (206)          (206)
                                                                                                               -------
      Total comprehensive income                                                                                   655
Cash dividends ($.109 per share, adjusted)                                          (324)                         (324)
5% stock dividend - 134,852 shares at fair value          337         1,820       (2,157)                            0
                                                       ------       -------       ------         ------        -------

Balance, March 31, 2003                                $7,080       $17,369       $6,931         $1,174        $32,554
                                                       ======       =======       ======         ======        =======


See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The interim financial statements are unaudited. However, they reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial condition and results of operations for the reported periods, and are of a normal and recurring nature.

These statements should be read in conjunction with the notes to the audited financial statements contained in the 2003 Annual Report to Shareholders.

The consolidated financial statements include the accounts of Codorus Valley Bancorp, Inc. and its wholly owned bank subsidiary, PeoplesBank, A Codorus Valley Company (PeoplesBank), and its wholly owned nonbank subsidiary, SYC Realty Company, Inc., collectively referred to as Codorus Valley or Corporation. PeoplesBank has two wholly owned subsidiaries, SYC Insurance Services, Inc. and SYC Settlement Services, Inc. All significant intercompany account balances and transactions have been eliminated in consolidation. The combined results of operations of the nonbank subsidiaries are not material to the consolidated financial statements.

The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

Stock dividend and per share computations

All per share computations include the retroactive effect of stock dividends declared, including the 5 percent stock dividend declared April 13, 2004. The weighted average number of shares of common stock outstanding, used for basic and diluted calculations follows.

                                                                   Three months ended
                                                                         March 31,
                                                                  ----------------------
(In thousands)                                                    2004             2003
-------------                                                     ----             ----
  Basic                                                           2,980            2,973
  Diluted                                                         3,048            2,988

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

In accordance with Financial Accounting Standard No. 123, the Corporation has elected to disclose the pro forma information regarding net income and net income per share as if the stock options had been accounted for under the recognition provisions of the Standard. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma amounts are indicated below:

                                                                                            Three months ended
                                                                                                 March 31,
        (Dollars in thousands, except per share data)                                       2004           2003
         -------------------------------------------                                        ----           ----
Reported net income                                                                         $919           $861
Deduct total stock-based employee compensation expense
determined under fair value based method for all awards, net of
related tax effects                                                                            5              5
                                                                                            ----           ----
Pro forma net income                                                                        $914           $856
                                                                                            ----           ----
Reported basic earnings per share                                                           $.31           $.29
                                                                                            ----           ----
Reported diluted earnings per share                                                         $.30           $.29
                                                                                            ----           ----
Pro forma basic earnings per share                                                          $.31           $.29
                                                                                            ----           ----
Pro forma diluted earnings per share                                                        $.30           $.29
                                                                                            ====           ====

Comprehensive income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The components of other comprehensive income (loss) and related tax effects are presented in the following table:

                                                                                         Three months ended
                                                                                              March 31,
          (Dollars in thousands)                                                         2004        2003
          ---------------------                                                          ----        ----
Unrealized holding gains (losses) arising during
the period                                                                               $424        $(145)
Reclassification adjustment for gains included in
income                                                                                     (7)        (167)
                                                                                         ----        -----
Net unrealized gains (losses)                                                             417         (312)
Tax effect                                                                               (142)         106
                                                                                         ----        -----
Net of tax amount                                                                        $275        $(206)
                                                                                         ----        -----

Reclassifications

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation format. These reclassifications had no impact on the Corporation's net income.

NOTE 3 -- DEPOSITS

The composition of deposits on March 31, 2004 and December 31, 2003, was as follows:

                                                              March 31,         December 31,
(Dollars in thousands)                                          2004                2003
---------------------                                         --------            --------
Noninterest bearing demand                                    $ 35,422            $ 33,188
NOW                                                             42,082              40,552
Money market                                                    83,718              75,529
Savings                                                         16,799              15,627
Time CDs less than $100,000                                    114,351             113,014
Time CDs $100,000 or more                                       25,516              26,372
                                                              --------            --------
Total deposits                                                $317,888            $304,282
                                                              ========            ========

NOTE 4 -- LONG-TERM DEBT

A summary of long-term debt at March 31, 2004 and December 31, 2003 follows:

                                                                             March 31,         December 31,
           (Dollars in thousands)                                              2004                2003
            --------------------                                               ----                ----
Obligations of PeoplesBank to FHLBP
      Due 2005, 5.36%, convertible quarterly                                   6,000               6,000
      Due 2007, 4.69%, amortizing                                              1,157               1,256
      Due 2009, 3.47%, convertible quarterly after
        December 2006                                                          5,000               5,000
      Due 2013, 3.46%, amortizing                                              4,646               4,753
      Due 2014, 6.43%, convertible quarterly after
        July 2009                                                              5,000               5,000
Obligations of Codorus Valley Bancorp, Inc.
      Due 2009, 7.35%, amortizing                                                  0               1,793
      Due 2011, floating rate based on 1 month
        LIBOR plus 1.50%, amortizing                                           1,792                   0
                                                                             -------             -------
                                                                              23,595              23,802
Capital lease obligation                                                         632                 637
                                                                             -------             -------
Total long-term debt                                                         $24,227             $24,439
                                                                             -------             -------

PeoplesBank's obligations to Federal Home Loan Bank of Pittsburgh (FHLBP) are fixed rate and fixed/floating (convertible) rate instruments. The FHLBP has an option on the convertible borrowings to convert the rate to a floating rate after the expiration of a specified period. The floating rate is based on the LIBOR index plus a spread. If the FHLBP elects to exercise its conversion option, PeoplesBank, can repay the converted loan without a prepayment penalty.

The obligation of Codorus Valley is secured by a mortgage on the Codorus Valley Corporate Center office building at 105 Leader Heights Road, York, Pennsylvania. In February 2004, the obligation, due in 2009, was refinanced without interest penalty. The new obligation, for approximately the same amount, matures in 2011 and has a floating rate based on the 1-month LIBOR index plus 150 basis points.

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

Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to average assets (leverage ratio). Management believes that Codorus Valley and PeoplesBank were well capitalized on March 31, 2004, based on FDIC capital guidelines.

CODORUS VALLEY BANCORP, INC.


                                                                 MINIMUM FOR                    WELL CAPITALIZED
                                      ACTUAL                   CAPITAL ADEQUACY                      MINIMUM*
                              ------------------------------------------------------------------------------------

(dollars in thousands)          AMOUNT     RATIO            AMOUNT          RATIO           AMOUNT          RATIO
------------------------------------------------------------------------------------------------------------------
AT MARCH 31, 2004
     Capital ratios:
         Tier 1 risk based     $33,297     11.11%         > or =$11,983    > or =4.0 %         n/a            n/a
         Total risk based       35,065     11.70          > or = 23,966    > or =8.0           n/a            n/a
         Leverage               33,297      8.89          > or = 14,989    > or =4.0           n/a            n/a

------------------------------------------------------------------------------------------------------------------

AT DECEMBER 31, 2003
     Capital ratios:
         Tier 1 risk based     $32,702     11.13%         > or =$11,751    > or =4.0 %         n/a            n/a
         Total risk based       34,396     11.71          > or = 23,502    > or =8.0           n/a            n/a
         Leverage               32,702      9.15          > or = 14,292    > or =4.0           n/a            n/a

------------------------------------------------------------------------------------------------------------------


PEOPLESBANK

                                                                  MINIMUM FOR                 WELL CAPITALIZED
                                     ACTUAL                    CAPITAL ADEQUACY                   MINIMUM*
                              -----------------------------------------------------------------------------------------

(dollars in thousands)         AMOUNT      RATIO           AMOUNT            RATIO         AMOUNT           RATIO

-----------------------------------------------------------------------------------------------------------------------
AT MARCH 31, 2004
     Capital ratios:
         Tier 1 risk based     $28,652      9.76%         > or =$11,737     > or =4.0 %    > or =$17,606    > or = 6.0%
         Total risk based       30,420     10.37          > or = 23,474     > or =8.0      > or = 29,343    > or =10.0
         Leverage               28,652      7.77          > or = 14,743     > or =4.0      > or = 18,428    > or = 5.0

-----------------------------------------------------------------------------------------------------------------------

AT DECEMBER 31, 2003
     Capital ratios:
         Tier 1 risk based     $28,048      9.75%         > or =$11,504     > or =4.0 %    > or =$17,256    > or = 6.0%
         Total risk based       29,742     10.34          > or = 23,008     > or =8.0      > or = 28,760    > or =10.0
         Leverage               28,048      7.99          > or = 14,043     > or =4.0      > or = 17,554    > or = 5.0

-----------------------------------------------------------------------------------------------------------------------

* To be well capitalized under prompt correction action provisions.

NOTE 6 -- CONTINGENT LIABILITIES

During the first quarter of 2003, a business-banking client filed a counterclaim against PeoplesBank, alleging, among other things, that PeoplesBank breached an implied-in-fact agreement to the claimants related to loans made to the claimants. PeoplesBank's management believes there are substantial defenses to this lawsuit and intends to defend it vigorously. Further information regarding this claim is included in this Form 10-Q, on page 21, under Part II, Item 1. Legal Proceedings.

Also during the first quarter of 2003, PeoplesBank became aware of a civil forfeiture action brought about by the United States Attorney's Office. The forfeiture action involves real estate supporting a loan guaranteed by a customer who has pled guilty to criminal activity. PeoplesBank is actively protecting its mortgage interest in the real estate from forfeiture through available defenses including the "innocent owner defense." Further information regarding this forfeiture action is included in this Form 10-Q, on page 17, under Forfeiture Action Related to Mortgaged Property.

NOTE 7 -- GUARANTEES

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the PeoplesBank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally, holds collateral and/or personal guarantees supporting these commitments. The Corporation had $3,707,000 of standby letters of credit as of March 31, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2004, for guarantees under standby letters of credit issued is not material.

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

CRITICAL ACCOUNTING ESTIMATES:

Disclosure of Codorus Valley's significant accounting policies is included in
Note 1 to the consolidated financial statements of the 2003 Annual Report to Shareholders, filed as Exhibit 13 to the Annual Report on Form 10-K for the period ended December 31, 2003. Some of these policies are particularly sensitive, requiring that significant judgments, estimates and assumptions be made by management. Additional information is contained in Management's Discussion and Analysis for the most sensitive of these issues, including the provision and allowance for loan losses, located on pages 14 and 17 of this Form 10-Q.

Significant estimates are made by management in determining the allowance for loan losses. Management considers a variety of factors in establishing this estimate such as current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, financial and managerial strengths of borrowers, adequacy of collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Estimates related to the value of collateral also have a significant impact on whether or not management continues to accrue income on delinquent loans and on the amounts at which foreclosed real estate is recorded on the statement of financial condition. As described on page 21, under
Part II, Item 1. Legal Proceedings, property collateralizing a loan on PeoplesBank's books is subject to litigation. In establishing the loan loss allowance, management presumed that the rights to the property would be protected. If, however, PeoplesBank's property rights are not successfully protected the allowance for loan losses will need to be increased through provision expense to cover the loss.

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

Management discussed the development and selection of critical accounting estimates and related Management Discussion and Analysis disclosure with the Audit Committee. There were no material changes made to the critical accounting estimates during the periods presented within this report.

THREE MONTHS ENDED MARCH 31, 2004
COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

INCOME STATEMENT ANALYSIS

OVERVIEW

Net income for the three-month period ended March 31, 2004, was $919,000 or $.30 per diluted share, compared to $861,000 or $.29 per diluted share, for the same period of 2003. The $58,000 or 7 percent increase in net income was caused primarily by an increase in net interest income. The $196,000 or 6 percent increase in net interest income was attributable to lower funding costs (rate driven) and a larger volume of loans. With the exception of gains from the sale of investment securities and mortgages, all categories of noninterest income increased above the first quarter of 2003. Gains from the periodic sale of investment securities totaled $7,000 for the current period compared to $167,000 in 2003. Current period gains from the sale of mortgages were $142,000 below 2003 due to various constraints, which included: rising market interest rates which curtailed mortgage refinancing, escalating home prices and staff turnover within the mortgage banking division. Total noninterest expense increased only 1 percent above 2003, reflecting in part a leaner staff. Personnel expense increased less than 1 percent due primarily to a company wide performance evaluation by an external consulting firm in the prior year, which reduced and realigned the staff. Net income as a percentage of average total assets for the first three months (annualized) of 2004 was .98 percent, compared to 1.01 percent for the same period of 2003. Net income as a percentage of average shareholders' equity for the first three months (annualized) of 2004 was 10.70 percent, compared to 10.57 percent for the same period of 2003.

Total assets of the Corporation on March 31, 2004, were approximately $380 million, an increase of $7.6 million or 2 percent above December 31, 2003. Asset growth occurred primarily in business loans, which were funded by core deposits. Based on a recent evaluation of probable loan losses and the current loan portfolio, management believes that the allowance is adequate to support losses inherent in the portfolio at March 31, 2004. Management also believes that the Corporation and PeoplesBank were well capitalized on March 31, 2004, based on FDIC capital guidelines. An explanation of the factors and trends that caused changes between the two periods, by earnings category, is provided below.

NET INTEREST INCOME

The U.S. economy continues to expand as evidenced by a 4.2 percent (annualized) growth rate in the GDP for the first quarter of 2004. Many market watchers predict that the Federal Reserve will raise short-term interest rates sometime in 2004. The short-term federal funds rate and the prime rate are currently at 1 percent and 4 percent, respectively, the lowest level in 46 years. The rate on 30-year mortgages has been slowly increasing and recently edged above 6 percent.

Net interest income for the three-month period ended March 31, 2004, was $3,286,000, an increase of $196,000 or 6 percent above the same period in 2003. Net interest income increased primarily as a result of lower deposit rates and a larger volume of loans. Earning assets averaged $341 million and yielded 5.91 percent (tax equivalent) for 2004, compared to $307 million and 6.61 percent, respectively, for 2003. The increase in average earning assets occurred primarily in business and installment loans. Interest bearing liabilities averaged $305 million at an average rate of 2.14 percent for 2004, compared to $280 million and 2.59 percent, respectively, for 2003. The increase in interest bearing liabilities occurred primarily in demand and money market deposits and long-term debt.

PROVISION FOR LOAN LOSSES

A $50,000 provision expense for loan losses was recorded in the three-month period ended March 31, 2004, compared to $37,000 for the same period in 2003. The current period provision was the result of charging off $50,000 for a business loan that was under-collateralized. Information regarding nonperforming assets and the allowance for loan losses can be found within those sections of this report.

NONINTEREST INCOME

Total noninterest income for the current three-month period was $1,117,000, a decrease of $54,000 or 5 percent below the same period in 2003. The decrease was attributable to a $160,000 decrease in gains from the periodic sale of investment securities and a $142,000 decrease in gains from the sale of mortgages. Income from the sale of mortgages was constrained by rising market interest rates which curtailed mortgage refinancing, escalating home prices and staff turnover within the mortgage banking division. With the exception of gains from sales of securities and mortgages, all other noninterest income categories increased above the prior year. Service charges on deposit accounts, principally insufficient funds fees, increased $125,000 or 58 percent as a result of a discretionary overdraft service, implemented by PeoplesBank in June 2003. Commission income from mutual fund, annuity and insurance sales increased $66,000 or 39 percent due to an increase in sales volume. Trust and investment services fees increased $28,000 or 13 percent due to a price increase, effective January 1, 2004, and business growth.

NONINTEREST EXPENSE

Total noninterest expense for the current three-month period was $3,107,000, an increase of $34,000 or 1 percent above the same period in 2003. The small increase was due primarily to increases in equipment, principally software maintenance contracts, and marketing expense. Personnel expense increased less than 1 percent due primarily to a company wide performance evaluation by an external consulting firm in the prior year, which reduced and realigned the staff. During the current quarter the Corporation did not incur any foreclosed real estate expense because the foreclosed real estate portfolio was relatively small and its net realizable value exceeded its cost basis. Comparatively, foreclosed real estate expense was $67,000 in the first quarter of 2003.

INCOME TAXES

The provision for federal income tax was $327,000 for the current three-month period, compared to $290,000 for the same period in 2003. The $37,000 or 13 percent increase in tax reflects an increase in pretax income.

Management anticipates a reduction in the provision for federal income tax for 2004, which is expected to result from the recognition of low-income housing tax credits from PeoplesBank's investment in a real estate joint venture. PeoplesBank holds a 73.47 percent interest, as a limited partner, representing a $2.8 million investment. The joint venture involves the construction and lease of 60 new townhouses in Dover, PA. The project is well underway but rain has hampered construction efforts and delayed its completion. Management anticipates that this venture will be complete and fully operational by the end of 2004, based on a projection provided by the general partner.

BALANCE SHEET REVIEW

LOANS

On March 31, 2004, loans were approximately $264 million, an increase of $4 million or 1.5 percent above year-end 2003. The increase was attributable to growth in the business loan portfolio.

DEPOSITS

On March 31, 2004, total deposits were approximately $318 million, an increase of $13.6 million or 4.5 percent above year-end 2003. The increase occurred in core deposits such as money market, demand and savings accounts. During the first quarter, PeoplesBank created a money market deposit vehicle called the Index Fund whose rate is linked to the published federal funds rate. The Index Fund, which has a high minimum balance, was targeted at PeoplesBank's wealth management customers. To date, the Index Fund has generated approximately $8 million in deposits.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

Shareholders' equity or capital, as a source of funds, enables Codorus Valley to maintain asset growth and absorb losses. Total shareholders' equity was approximately $34,654,000 on March 31, 2004, an increase of $865,000 or 2.5 percent above December 31, 2003. The increase was caused primarily by an increase in retained net income from profitable operations.

On April 13, 2004, the board of directors declared a quarterly cash dividend of $.125 per common share ($.119 adjusted), payable on or before May 11, 2004, to shareholders of record April 27, 2004. This follows a $.125 per common share ($.119 adjusted) dividend paid in February. Also on April 13, 2004, the board declared a 5 percent stock dividend payable on or before June 10, 2004, to shareholders of record April 27, 2004. Distribution of the stock dividend will result in the issuance of approximately 141,964 common shares, as reflected in the enclosed financial statements.

Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 5 -- Regulatory

Matters, to the financial statements. Management believes that Codorus Valley and PeoplesBank were well capitalized on March 31, 2004, based on FDIC capital guidelines.


RISK MANAGEMENT

NONPERFORMING ASSETS

Table 1--Nonperforming Assets, provides a summary of nonperforming assets and related ratios. The paragraphs below provide information for selected categories for March 31, 2004, compared to December 31, 2003.


TABLE 1-NONPERFORMING ASSETS

                                                              March 31,       December 31,
(dollars in thousands)                                             2004               2003
-------------------------------------------------------------------------------------------

Nonaccrual loans                                                 $1,047               $516
Accruing loans that are contractually past due
  90 days or more as to principal or interest                       143                 49
Foreclosed real estate, net of allowance                          1,315              1,326
-------------------------------------------------------------------------------------------
    Total nonperforming assets                                   $2,505             $1,891
===========================================================================================

Ratios:
Nonaccrual loans as a % of total period-end loans                 0.40%              0.20%

Nonperforming assets as a % of total period-end
    loans and net foreclosed real estate                          0.94%              0.72%

Nonperforming assets as a % of total period-end
    stockholders' equity                                          7.23%              5.60%

Allowance for loan losses as a multiple of
    nonaccrual loans                                               1.7x               3.3x


Nonaccrual loans were principally comprised of collateral dependent business loans. Accordingly, Codorus Valley recognized interest income on a cash basis for these loans. On March 31, 2004, the nonaccrual loan portfolio was $1,047,000, compared to $516,000 on December 31, 2003. The level of nonperforming loans was relatively low for both periods. On March 31, 2004, the portfolio was comprised of 15 unrelated accounts ranging in size from $14,000 to $240,000. Accounts within the nonaccrual loan portfolio vary by industry and are generally collateralized with real estate assets.

Management and the board of directors evaluate the allowance for loan losses at least quarterly. Efforts to modify contractual terms for individual accounts, based on prevailing market conditions, or liquidate collateral assets, are proceeding as quickly as potential buyers can be located and legal constraints permit.

The level of accruing loans that are contractually past due 90 days or more as to principal or interest was not significant for the periods presented. Generally, loans in the past due category are adequately collateralized and in the process of collection.

Foreclosed real estate, net of allowance, was $1,315,000 on March 31, 2004, approximately the same as year end 2003. One account for $1,208,000 represented most of the portfolio balance. This account is currently in litigation with the borrower and described on page 21, under Part II, Item 1. Legal Proceedings of this report. As of March 31, 2004, a loss allowance and provision for foreclosed real estate assets was unnecessary in management's judgment because the fair value supported by independent appraisal, less selling expenses, exceeded carrying value. Comparatively, a $55,000 loss provision was recorded in the first quarter of 2003 to reflect losses associated with declines in net realizable value. Efforts to liquidate foreclosed real estate are proceeding as quickly as potential buyers can be located.

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

ALLOWANCE FOR LOAN LOSSES

Table 2 -- Analysis of Allowance for Loan Losses, shows the allowance was $1,768,000 or .67 percent of total loans on March 31, 2004, compared to $1,515,000 or .64 percent of total loans, respectively, for March 31, 2003. The $253,000 or 17 percent increase in the allowance was attributable to loan growth and management's overall assessment of the condition of the loan portfolio. Based on a recent evaluation of potential loan losses in the current portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on March 31, 2004.

 TABLE 2-ANALYSIS OF ALLOWANCE FOR LOAN LOSSES


 (dollars in thousands)                                     2004         2003
--------------------------------------------------------------------------------
 Balance-January 1,                                       $1,694       $1,515

 Provision charged to operating expense                        50          37

 Loans charged off:
     Commercial                                                50           5
     Real estate-mortgage                                       0           0
     Consumer                                                  13          62
--------------------------------------------------------------------------------
         Total loans charged off                               63          67
 Recoveries:
     Commercial                                                87          16
     Real estate-mortgage                                       0           0
     Consumer                                                   0          14
--------------------------------------------------------------------------------
         Total recoveries                                      87          30
--------------------------------------------------------------------------------
         Net charge-offs (recoveries)                         (24)         37
--------------------------------------------------------------------------------

 Balance-March 31,                                        $1,768       $1,515
================================================================================
 Ratios:
 Net charge-offs (annualized) to average total loans       -0.04%       0.06%
 Allowance for loan losses to total loans
     at period-end                                          0.67%       0.64%
 Allowance for loan losses to nonaccrual loans
     and loans past due 90 days or more                   148.6%        25.0%




LIQUIDITY

Codorus Valley's loan-to-deposit ratio, which is used as a broad measure of liquidity, was approximately 83 percent on March 31, 2004, compared to 86 percent on December 31, 2003. Liquidity for both periods was adequate based on availability from many sources, including the potential liquidation of a $62 million portfolio of available-for-sale securities, valued at March 31, 2004. Another important source of liquidity for PeoplesBank is available credit from the Federal Home Loan Bank of Pittsburgh (FHLBP). On December 31, 2003, the latest available date, available funding from the FHLBP was approximately $74 million.

Off-Balance Sheet Arrangements

Codorus Valley's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments of existing loans, and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on March 31, 2004, totaled $86,670,000 and consisted of $49,035,000 in unfunded commitments of existing loans, $33,928,000 to grant new loans and $3,707,000 in letters of credit. Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon. Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore do not present a significant liquidity risk to Codorus Valley.

Contractual Obligations

Codorus Valley has various long-term contractual obligations outstanding at March 31, 2004, including long-term debt, time deposits and obligations under capital and operating leases. These obligations have not changed significantly from those reported in Table 11 of the Form 10-K for 2003. A schedule of long-term debt for the period ended March 31, 2004, compared to December 31, 2003, is provided in Note 4 to the financial statements.

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

Codorus Valley performed a simulation on its balance sheet at March 31, 2004 and December 31, 2003. The results of the point-in-time analyses are shown in Table 3 -- Interest Rate Sensitivity. The analyses reveal that the Corporation's balance sheet was asset sensitive for both periods. Asset sensitive means that loan and investment assets will reprice to a greater and faster degree than the deposits and debt that fund them. Therefore, the balance sheet is positioned to benefit from economic growth and rising market interest rates. Conversely, if market interest rates decline, earnings are expected to decline. A detailed discussion of market interest risk is provided in the Corporation's annual report on Form 10-K for the period ended December 31, 2003.

TABLE 3-INTEREST RATE SENSITIVITY

                                         at March 31, 2004
----------------------------------------------------------------------------------------------
                                                                             Change in
Change in interest rates                 Forecasted interest                 net income
(basis points) over 12 mos               rate scenario                $000's                %
----------------------------------------------------------------------------------------------
           +200                          High                          348                 9.2
              0                          Flat (baseline)                 0                 0.0
           -200                          Low                          (517)              (13.7)
            +87                          Most likely                    84                 2.2

                                         at December 31, 2003
----------------------------------------------------------------------------------------------
                                                                            Change in
Change in interest rates                 Forecasted interest                net income
(basis points) over 12 mos               rate scenario               $000's                 %
----------------------------------------------------------------------------------------------
           +200                          High                          241                 5.8
              0                          Flat (baseline)                 0                 0.0
           -200                          Low                          (438)              (10.6)
            +88                          Most likely                    17                 0.4

OTHER RISKS

Additional grand acts of terrorism in the United States of America, or in other countries, could erode consumer and business confidence and disrupt commerce, resulting in a prolonged economic recession.

A prolonged economic recession could have a material adverse effect on the liquidity, capital resources or results of operations of Codorus Valley.

Periodically, federal and state legislation is proposed that could result in additional regulation of, or restrictions on, the business of Codorus Valley and its subsidiaries. Other than as discussed in the Corporation's Form 10-K for the period ended December 31, 2003, it cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of Codorus Valley and its subsidiaries.

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

ITEM 4.  CONTROLS AND PROCEDURES

Codorus Valley maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2004, the chief executive and chief financial officers of Codorus Valley concluded that Codorus Valley's disclosure controls and procedures were adequate.

Codorus Valley made no significant changes in its internal controls or in other factors that could significantly affect these controls in the quarter ended March 31, 2004, as evaluated by the chief executive and chief financial officers.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 19, 2003, a former bank client filed a counterclaim against PeoplesBank in the Court of Common Pleas of Dauphin County, Pennsylvania, alleging, among other things, that PeoplesBank: breached an implied-in-fact agreement to the claimants' related to loans made to the claimants; intentionally interfered with the claimants' existing contracts and prospective business relations; and made certain misrepresentations to the claimants. The claimants allege to have incurred unliquidated losses and other damages in excess of $3.9 million and exemplary damages in excess of $35,000. The counterclaim was filed in response to the complaint filed by PeoplesBank whereby PeoplesBank alleges that the claimants defaulted on a promissory note resulting in damages to PeoplesBank in excess of $1.2 million. Management believes there are substantial defenses to this lawsuit and intends to defend it vigorously. The impact of the final disposition of this lawsuit cannot be assessed at this time. Counsel believes that the claim may qualify as a "covered claim" under PeoplesBank's lender liability insurance policy, which provides coverage for losses in excess of $100,000, and which should cover the defense and indemnification of PeoplesBank for the claim. The factual discovery process has not been completed. Although PeoplesBank expects to incur costs in defending these claims, based on the results of its investigation thus far and preliminary discussions with its lawyers, PeoplesBank currently does not believe the ultimate resolution of the claims will have a material impact on its financial condition or results of operations.

Another legal proceeding appears on page 17 under the caption, Forfeiture Action Related to Mortgaged Property.

Management of Codorus Valley and PeoplesBank is not aware of any other material litigation, other than routine litigation incident to the nature of its business, nor any material proceedings pending, threatened or contemplated against Codorus Valley and PeoplesBank by government authorities.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES Codorus Valley made no repurchases of equity securities during the first quarter of 2004.

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

10.2 Amendments to the Employment Agreement by and among PeoplesBank, A Codorus Valley Company, Codorus Valley Bancorp,
                  Inc., and Larry J. Miller dated October 1, 1997, including
                  Executive Employment Agreement dated January 1, 1993 between
                  Codorus Valley Bancorp, Inc., Peoples Bank of Glen Rock and
                  Larry J. Miller. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K, filed with the Commission on March 20, 2003.)

10.3              Change of Control Agreement between PeoplesBank, A Codorus
                  Valley Company, Codorus Valley Bancorp, Inc. and Jann A.
                  Weaver, dated October 1, 1997. (Incorporated

                  by reference to Exhibit 10.2 to the Registrant's Current
                  Report on Form 8-K, filed with the Commission March 20, 2003.)

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

10.8 Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 4 (a) Registration Statement no. 33-46171 on Amendment no. 3 to Form S-3, filed with the Commission on February 2, 1999.)

31a               Certification of Principal Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

31b               Certification of Principal Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

32                Certification of Principal Executive Officer and Principal
                  Financial Officer Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002

ITEM 6. (b) REPORTS ON FORM 8-K

On January 22, 2004, Codorus Valley Bancorp, Inc. filed a report on Form 8-K,
Item 12, dated January 20, 2004. The Form 8-K disclosed that Codorus Valley Bancorp, Inc. issued a Press Release announcing the declaration of a quarterly cash dividend and the results of operations, in summary form, for the year ended December 31, 2003, compared to the year ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the authorized undersigned.

                                          Codorus Valley Bancorp, Inc.
                                                  (Registrant)

May 11, 2004                              /s/ Larry J. Miller
                                          --------------------------------
Date                                      Larry J. Miller
                                          President & CEO
                                          (Principal executive officer)

May 11, 2004                              /s/ Jann A. Weaver
                                          --------------------------------
Date                                      Jann A. Weaver
                                          Treasurer & Assistant Secretary
                                          (Principal financial and accounting
                                          officer)