Form 10-Q
period 2004-06-30
CODORUS VALLEY BANCORP INC
filed 2004-08-12
CIK 806279

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________to__________

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

                                  717-747-1519
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                       if changed since the last report.)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On July 27, 2004, 2,980,960 shares of common stock, par value $2.50, were outstanding.

                          Codorus Valley Bancorp, Inc.
                                 FORM 10-Q INDEX

                                                                                Page #
                                                                                ------
PART I - FINANCIAL INFORMATION

Item 1.      Financial statements:
               Consolidated statements of financial condition                     3
               Consolidated statements of income                                  4
               Consolidated statements of cash flows                              5
               Consolidated statements of changes in shareholders' equity         6
               Notes to consolidated financial statements                         7

Item 2.      Management's discussion and analysis of financial condition and
                results of operations                                            12

Item 3.      Quantitative and qualitative disclosures about market risk          22

Item 4.      Controls and procedures                                             22

PART II - OTHER INFORMATION

Item 1.      Legal proceedings                                                   22

Item 2.      Changes in securities, use of proceeds and issuer purchases of
              equity securities                                                  23

Item 3.      Defaults upon senior securities                                     23

Item 4.      Submission of matters to a vote of security holders                 23

Item 5.      Other information                                                   23

Item 6.      Exhibits and reports on Form 8-K                                    24

SIGNATURES                                                                       26

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          Codorus Valley Bancorp, Inc.
                 Consolidated Statements of Financial Condition

                                                                                 Unaudited
                                                                                  June 30,   December 31,
(dollars in thousands, except per share data)                                      2004         2003
                                                                                 ---------   ------------
ASSETS
Interest bearing deposits with banks                                             $     109    $     108
Cash and due from banks                                                             10,812       12,300
Federal funds sold                                                                   6,059            0
                                                                                 ---------    ---------
      Total cash and cash equivalents                                               16,980       12,408
Securities available-for-sale                                                       61,257       62,738
Securities held-to-maturity (fair value $10,074 for 2004 and $10,223 for 2003)       9,354        9,355
Restricted investment in bank stock, at cost                                         1,680        1,976
Loans held for sale                                                                    852        2,157
Loans (net of deferred fees of $536 in 2004 and $610 in 2003)                      276,704      260,206
Less-allowance for loan losses                                                      (1,717)      (1,694)
                                                                                 ---------    ---------
      Net loans                                                                    274,987      258,512
Premises and equipment                                                               9,543        9,358
Other assets                                                                        16,851       16,043
                                                                                 ---------    ---------
      Total assets                                                               $ 391,504    $ 372,547
                                                                                 =========    =========
LIABILITIES
Deposits
    Noninterest bearing                                                          $  42,509    $  33,188
    Interest bearing                                                               288,134      271,094
                                                                                 ---------    ---------
      Total deposits                                                               330,643      304,282
Short-term borrowings                                                                    0        6,795
Long-term debt                                                                      23,999       24,439
Other liabilities                                                                    2,632        3,242
                                                                                 ---------    ---------
      Total liabilities                                                            357,274      338,758

SHAREHOLDERS' EQUITY

Preferred stock, par value $2.50 per share;
   1,000,000 shares authorized;  0 shares issued and outstanding                         0            0
Common stock, par value $2.50 per share;
   10,000,000 shares authorized; 2,980,960 shares issued and
   outstanding on 6/30/04 and 2,837,634 on 12/31/03                                  7,452        7,094
Additional paid-in capital                                                          20,129       17,451
Retained earnings                                                                    6,502        8,498
Accumulated other comprehensive income                                                 147          746
                                                                                 ---------    ---------
      Total shareholders' equity                                                    34,230       33,789
                                                                                 ---------    ---------
      Total liabilities and shareholders' equity                                 $ 391,504    $ 372,547
                                                                                 =========    =========

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
                        Consolidated Statements of Income
                                    Unaudited

                                                          Three months ended  Six months ended
                                                               June 30,          June 30,
                                                            ---------------   ---------------
(dollars in thousands, except per share data)                2004     2003     2004     2003
                                                            ------   ------   ------   ------
INTEREST INCOME
Loans, including fees                                       $4,189   $4,136   $8,370   $8,191
Investment securities
    Taxable                                                    580      616    1,182    1,295
    Tax-exempt                                                 105      114      209      233
    Dividends                                                    5        8       18       23
Other                                                           15       40       24       45
                                                            ------   ------   ------   ------
      Total interest income                                  4,894    4,914    9,803    9,787
INTEREST EXPENSE
Deposits                                                     1,297    1,497    2,594    3,034
Federal funds purchased and other short-term borrowings          0        0        4        5
Long-term debt                                                 288      255      610      496
                                                            ------   ------   ------   ------
      Total interest expense                                 1,585    1,752    3,208    3,535
                                                            ------   ------   ------   ------
      Net interest income                                    3,309    3,162    6,595    6,252
PROVISION FOR LOAN LOSSES                                      125      187      175      224
                                                            ------   ------   ------   ------
      Net interest income after provision for loan losses    3,184    2,975    6,420    6,028
NONINTEREST INCOME
Trust and investment services fees                             250      197      493      412
Service charges on deposit accounts                            358      248      698      463
Mutual fund, annuity and insurance sales                       190      169      426      339
Income from bank owned life insurance                           48       77      126      149
Other income                                                   122       96      240      191
Gain on sale of mortgages                                       80      245      175      482
Gain on sale of securities                                       0       99        7      266
                                                            ------   ------   ------   ------
      Total noninterest income                               1,048    1,131    2,165    2,302
NONINTEREST EXPENSE
Personnel                                                    1,724    1,623    3,391    3,276
Occupancy of premises, net                                     257      252      529      519
Furniture and equipment                                        294      271      614      555
Postage, stationery and supplies                               112      113      202      220
Professional and legal                                          69      157      154      234
Marketing and advertising                                      133      112      241      165
Foreclosed real estate, net                                      9       37        9      104
Other                                                          546      613    1,111    1,178
                                                            ------   ------   ------   ------
      Total noninterest expense                              3,144    3,178    6,251    6,251
      Income before income taxes                             1,088      928    2,334    2,079
PROVISION FOR INCOME TAXES                                     277      215      604      505
                                                            ------   ------   ------   ------
      Net income                                            $  811   $  713   $1,730   $1,574
                                                            ------   ------   ------   ------
      Net income per share, basic                           $ 0.27   $ 0.24   $ 0.58   $ 0.53
      Net income per share, diluted                         $ 0.27   $ 0.24   $ 0.57   $ 0.53
                                                            ------   ------   ------   ------

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                   Unaudited

                                                                             Six months ended
                                                                                 June 30,
                                                                          --------------------
(dollars in thousands)                                                      2004        2003
                                                                          --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                $  1,730    $  1,574
Adjustments to reconcile net income to net cash provided by operations
    Depreciation                                                               495         493
    Provision for loan losses                                                  175         224
    Provision for losses on foreclosed real estate                               6          55
    Amortization of investment in real estate partnership                      109         104
    Increase in cash surrender value of life insurance investment             (126)       (149)
    Originations of held for sale mortgages                                (14,347)    (32,116)
    Proceeds from sales of held for sale mortgages                          15,827      34,873
    Gain on sales of held for sale mortgages                                  (175)       (482)
    Gain on sales of securities                                                 (7)       (266)
    Loss on sales of foreclosed real estate                                      0           6
    (Increase) decrease in accrued interest receivable and other assets       (295)         34
    Increase in accrued interest payable and other liabilities                 377         328
    Other, net                                                                 266         361
                                                                          --------    --------
      Net cash provided by operating activities                              4,035       5,039
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available-for-sale
    Purchases                                                               (6,610)    (13,102)
    Maturities and calls                                                     1,772       8,769
    Sales                                                                    5,262      13,542
Net decrease (increase) in restricted investment in bank stock                 296          (4)
Net increase in loans made to customers                                    (16,720)     (8,968)
Purchases of premises and equipment                                           (687)       (457)
Investment in real estate partnership                                       (1,107)       (670)
Purchase of insurance agency assets                                           (105)          0
Proceeds from sales of foreclosed real estate                                    0         237
                                                                          --------    --------
      Net cash used in investing activities                                (17,899)       (653)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits                                 24,293      15,553
Net increase in time deposits                                                2,068         249
Net decrease in short-term borrowings                                       (6,795)     (7,089)
Proceeds from issuance of long-term debt                                     1,800       5,000
Repayment of long-term debt                                                 (2,240)     (1,284)
Dividends paid                                                                (710)       (647)
Issuance of common stock                                                        26           0
Cash paid in lieu of fractional shares                                          (6)         (5)
                                                                          --------    --------
      Net cash provided by financing activities                             18,436      11,777
                                                                          --------    --------
      Net increase in cash and cash equivalents                              4,572      16,163
      Cash and cash equivalents at beginning of year                        12,408      11,120
                                                                          --------    --------
      Cash and cash equivalents at end of period                          $ 16,980    $ 27,283
                                                                          ========    ========

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
           Consolidated Statements of Changes in Shareholders' Equity
                                    Unaudited

                                                                                               Accumulated
                                                                   Additional                     Other
                                                       Common       Paid-in      Retained     Comprehensive
(dollars in thousands, except per share data)          Stock        Capital      Earnings        Income         Total
                                                       ------       -------      -------         ------        -------
For the six months ended June 30, 2004

Balance, December 31, 2003                             $7,094       $17,451      $ 8,498         $  746        $33,789
Comprehensive income:
  Net income                                                                       1,730                         1,730
  Other comprehensive loss, net of tax:
   Unrealized losses on securities, net                                                            (599)          (599)
                                                                                                               -------
      Total comprehensive income                                                                                 1,131
Cash dividends ($.238 per share, adjusted)                                          (710)                         (710)
5% stock dividend - 141,672 shares at fair value          354         2,656       (3,016)                           (6)
Issuance of common stock - 1,654 shares
  under stock option plan                                   4            22                                         26
                                                       ------       -------      -------         ------        -------
Balance, June 30, 2004                                 $7,452       $20,129      $ 6,502         $  147        $34,230
                                                       ======       =======      =======         ======        =======
For the six months ended June 30, 2003

Balance, December 31, 2002                             $6,743       $15,549      $ 8,551         $1,380        $32,223
Comprehensive income:
  Net income                                                                       1,574                         1,574
  Other comprehensive income, net of tax:
    Unrealized gains on securities, net                                                              74             74
                                                                                                               -------
      Total comprehensive income                                                                                 1,648
Cash dividends ($.218 per share, adjusted)                                          (647)                         (647)
5% stock dividend - 134,564 shares at fair value          336         1,817       (2,158)                           (5)
                                                       ------       -------      -------         ------        -------
Balance, June 30, 2003                                 $7,079       $17,366      $ 7,320         $1,454        $33,219
                                                       ======       =======      =======         ======        =======

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

The results of operations for the six-month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

Stock dividend and per share computations

All per share computations include the effect of stock dividends declared, including the 5 percent stock dividend declared April 13, 2004. The weighted average number of shares of common stock outstanding used for basic and diluted calculations follows.

                Three months ended     Six months ended
                     June 30,               June 30,
                 --------------         -------------
(In thousands)    2004    2003          2004    2003
--------------   ------  ------         ----    -----
Basic             2,981   2,973         2,981   2,973
Diluted           3,046   2,993         3,047   2,993

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

                                                                    Three months ended     Six months ended
                                                                         June 30,              June 30,
                                                                     ----------------     -------------------
(Dollars in thousands, except per share data)                        2004        2003      2004         2003
                                                                     ----        ----     ------       ------
Reported net income                                                  $811        $713     $1,730       $1,574
Deduct total stock-based employee compensation expense
   determined under fair value based method for all
   awards, net of related tax effects                                  15           6         20           11
                                                                     ----        ----     ------       ------
Pro forma net income                                                 $796        $707     $1,710       $1,563
                                                                     ----        ----     ------       ------
Reported basic earnings per share                                    $.27        $.24     $  .58       $  .53
                                                                     ----        ----     ------       ------
Reported diluted earnings per share                                  $.27        $.24     $  .57       $  .53
                                                                     ----        ----     ------       ------
Pro forma basic earnings per share                                   $.27        $.24     $  .57       $  .53
                                                                     ----        ----     ------       ------
Pro forma diluted earnings per share                                 $.26        $.24     $  .56       $  .52
                                                                     ----        ----     ------       ------

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

                                                    Three months ended    Six months ended
                                                         June 30,              June 30,
(Dollars in thousands)                               2004       2003       2004      2003
                                                     ----       ----       ----      ----
Unrealized holding (losses) gains arising during
the period                                          $(1,324)   $   523    $  (900)   $   378
Reclassification adjustment for gains included in
income                                                    0        (99)        (7)      (266)
                                                    -------    -------    -------    -------
Net unrealized gains                                 (1,324)       424       (907)       112
Tax effect                                              450       (144)       308        (38)
                                                    -------    -------    -------    -------
Net of tax amount                                   $  (874)   $   280    $  (599)   $    74
                                                    -------    -------    -------    -------

Reclassifications

Certain amounts in the 2003 financial statements may have been reclassified to conform to the 2004 presentation format. These reclassifications had no impact on the Corporation's net income.

NOTE 3 -- DEPOSITS

The composition of deposits on June 30, 2004 and December 31, 2003, was as follows:

                              June 30,  December 31,
(Dollars in thousands)         2004        2003
                              --------   --------
Noninterest bearing demand    $ 42,509   $ 33,188
NOW                             42,969     40,552
Money market                    85,359     75,529
Savings                         18,352     15,627
Time CDs less than $100,000    115,611    113,014
Time CDs $100,000 or more       25,843     26,372
                              --------   --------
Total deposits                $330,643   $304,282
                              ========   ========

NOTE 4 -- LONG-TERM DEBT

A summary of long-term debt at June 30, 2004 and December 31, 2003 follows:

                                                    June 30,  December 31,
(Dollars in thousands)                                2004       2003
                                                     -------   -------
Obligations of PeoplesBank to FHLBP
      Due 2005, 5.36%, convertible quarterly         $ 6,000   $ 6,000
      Due 2007, 4.69%, amortizing                      1,058     1,256
      Due 2009, 3.47%, convertible quarterly after
        December 2006                                  5,000     5,000
      Due 2013, 3.46%, amortizing                      4,538     4,753
      Due 2014, 6.43%, convertible quarterly after
        July 2009                                      5,000     5,000
Obligations of Codorus Valley Bancorp, Inc.
      Due 2009, 7.35%, amortizing                          0     1,793
      Due 2011, floating rate based on 1 month
        LIBOR plus 1.50%, amortizing                   1,776         0
                                                     -------   -------
                                                      23,372    23,802
Capital lease obligation                                 627       637
                                                     -------   -------
Total long-term debt                                 $23,999   $24,439
                                                     =======   =======

PeoplesBank's obligations to Federal Home Loan Bank of Pittsburgh (FHLBP) are fixed rate and fixed/floating (convertible) rate instruments. The FHLBP has an option on the convertible borrowings to convert the rate to a floating rate after the expiration of a specified period. The floating rate is based on the LIBOR index plus a spread. If the FHLBP elects to exercise its conversion option, PeoplesBank may repay the converted loan without a prepayment penalty.

The obligation of Codorus Valley is secured by a mortgage on the Codorus Valley Corporate Center office building at 105 Leader Heights Road, York, Pennsylvania. In February 2004, the obligation that was due in 2009 was refinanced without interest penalty.

NOTE 5 -- REGULATORY MATTERS

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

Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to average assets (leverage ratio). Management believes that Codorus Valley and PeoplesBank were well capitalized on June 30, 2004, based on FDIC capital guidelines.

CODORUS VALLEY BANCORP, INC.

                                                                 MINIMUM FOR                   WELL CAPITALIZED
                                     ACTUAL                    CAPITAL ADEQUACY                    MINIMUM*
                               -----------------        ------------------------------      ----------------------
(dollars in thousands)         AMOUNT      RATIO            AMOUNT            RATIO         AMOUNT           RATIO
                               -------     -----        --------------    ------------      ------           -----
AT JUNE 30, 2004
     Capital ratios:
         Tier 1 risk based     $33,540     10.87%       > or = $12,344    > or =  4.0%       n/a              n/a
         Total risk based       35,257     11.42        > or =  24,688    > or =  8.0        n/a              n/a
         Leverage               33,540      8.85        > or =  15,155    > or =  4.0        n/a              n/a
                               -------     -----        --------------    -----------        ---              ---
AT DECEMBER 31, 2003
     Capital ratios:
         Tier 1 risk based     $32,702     11.13%       > or = $11,751    > or =  4.0%       n/a              n/a
         Total risk based       34,396     11.71        > or =  23,502    > or =  8.0        n/a              n/a
         Leverage               32,702      9.15        > or =  14,292    > or =  4.0        n/a              n/a
                               -------     -----        --------------    -----------        ---              ---

PEOPLESBANK

                                                                MINIMUM FOR                    WELL CAPITALIZED
                                     ACTUAL                    CAPITAL ADEQUACY                    MINIMUM*
                               -----------------        ----------------------------    -----------------------------
(dollars in thousands)         AMOUNT      RATIO            AMOUNT           RATIO          AMOUNT           RATIO
                               -------     -----        --------------    ----------    --------------    -----------
AT JUNE 30, 2004
     Capital ratios:
         Tier 1 risk based     $28,944      9.57%       > or = $12,096    > or = 4.0%   > or = $18,144    > or =  6.0%
         Total risk based       30,661     10.14        > or =  24,192    > or = 8.0    > or =  30,240    > or = 10.0
         Leverage               28,944      7.76        > or =  14,913    > or = 4.0    > or =  18,641    > or =  5.0
                               -------     -----        --------------    ----------    --------------    -----------
AT DECEMBER 31, 2003
     Capital ratios:
         Tier 1 risk based     $28,048      9.75%       > or = $11,504    > or = 4.0%   > or = $17,256    > or =  6.0%
         Total risk based       29,742     10.34        > or =  23,008    > or = 8.0    > or =  28,760    > or = 10.0
         Leverage               28,048      7.99        > or =  14,043    > or = 4.0    > or =  17,554    > or =  5.0
                               -------     -----        --------------    ----------    --------------    -----------

* To be well capitalized under prompt correction action provisions.

NOTE 6 -- CONTINGENT LIABILITIES

During the first quarter of 2003, a business-banking client filed a counterclaim against PeoplesBank, alleging, among other things, that PeoplesBank breached an implied-in-fact agreement to the claimants related to loans made to the claimants. PeoplesBank's management believes there are substantial defenses to this lawsuit and intends to defend it vigorously. Further information regarding this claim is included in this Form 10-Q, on page 22, under Part II, Item 1, Legal Proceedings.

Also during the first quarter of 2003, PeoplesBank became aware of a civil forfeiture action brought about by the United States Attorney's Office. The forfeiture action involves real estate supporting a loan guaranteed by a customer who was incarcerated for criminal activity. PeoplesBank is actively protecting its mortgage interest in the real estate from forfeiture through available defenses including the "innocent owner defense." Further information regarding this forfeiture action is included in this Form 10-Q, on page 19, under Forfeiture Action Related to Mortgaged Property.

NOTE 7 -- GUARANTEES

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the PeoplesBank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation, generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $3,362,000 of standby letters of credit as of June 30, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2004, for guarantees under standby letters of credit issued is not material.

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

CRITICAL ACCOUNTING ESTIMATES:

Disclosure of Codorus Valley's significant accounting policies is included in
Note 1 to the consolidated financial statements of the 2003 Annual Report to Shareholders, filed as Exhibit 13 to the Annual Report on Form 10-K for the period ended December 31, 2003. Some of these policies are particularly sensitive, requiring management to make significant judgments, estimates and assumptions. Additional information is contained in Management's Discussion and Analysis for the most sensitive of these issues, including the provision and allowance for loan losses, located on pages 15 and 19 of this Form 10-Q.

Management makes significant estimates in determining the allowance for loan losses. Management considers a variety of factors in establishing this estimate such as current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, financial and managerial strengths of borrowers, adequacy of collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Estimates related to the value of collateral also have a significant impact on whether or not management continues to accrue income on delinquent loans and on the amounts at which foreclosed real estate is recorded on the statement of financial condition. As described on page 22, under Part II,
Item 1, Legal Proceedings, property collateralizing a loan on PeoplesBank's books is subject to litigation. In establishing the loan loss allowance, management presumed that the rights to the property would be protected. If, however, PeoplesBank's property rights are not successfully protected the allowance for loan losses will need to be increased through provision expense to cover the loss.

As permitted by SFAS No. 123, the Corporation accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No.
25. Under APB No. 25, no compensation expense is recognized in the income statement related to any options granted under the Corporation's stock option plans. The pro forma impact to net income and earnings per share that would occur if compensation expense was recognized, based on the estimated fair value of the options on the date of grant, is disclosed in Note 2 to the financial statements under stock-based compensation. The Corporation has no current plans to change its method of accounting for stock-based compensation.

Management discussed the development and selection of critical accounting estimates and related Management Discussion and Analysis disclosure with the Audit Committee. There were no material changes made to the critical accounting estimates during the periods presented within this report.

THREE MONTHS ENDED JUNE 30, 2004
COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

OVERVIEW

Net income for the three-month period ended June 30, 2004, was $811,000 or $.27 per diluted share, compared to $713,000 or $.24 per diluted share, for the same period of 2003. The $98,000 or 14 percent increase in net income was caused primarily by an increase in net interest income and a decrease in loan loss provision. The $147,000 or 5 percent increase in net interest income was attributable to lower funding costs (rate driven) and a larger volume of loans. The $62,000 or 33 percent decrease in the provision for loan losses reflected improved quality of the overall loan portfolio. Total noninterest income for the second quarter decreased $83,000 or 7 percent below 2003 due to a $165,000 decrease in gains from the sale of mortgages and a $99,000 decrease in gains from the periodic sale of available-for-sale investment securities. While gains decreased, other categories of noninterest income increased, principally service charges on deposit accounts and trust and investment service fees. Total noninterest expense decreased $34,000 or 1 percent below 2003 due to decreases in professional and legal, other and foreclosed real estate expenses. The $62,000 or 29 percent increase in provision for federal income tax for the second quarter was attributable to an increase in pretax income above the same quarter in 2003. An explanation of the factors and trends that caused changes between the two periods, by earnings category, is provided below.

NET INTEREST INCOME

Net interest income for the three-month period ended June 30, 2004, was $3,309,000, an increase of $147,000 or 5 percent above the same period in 2003. Net interest income increased primarily as a result of lower deposit rates and a larger volume of loans. Earning assets averaged $347 million and yielded 5.50 percent (tax equivalent) for the second quarter of 2004, compared to $320 million and 5.86 percent, respectively, for 2003. The $27 million or 8 percent increase in average earning assets occurred primarily in business and installment loans. Interest bearing liabilities averaged $311 million at an average rate of 2.05 percent for the second quarter of 2004, compared to $290 million and 2.43 percent, respectively, for 2003. The $21 million or 7 percent increase in interest bearing liabilities occurred primarily in demand and money market deposits and long-term debt.

PROVISION FOR LOAN LOSSES

A $125,000 provision expense for loan losses was recorded in the three-month period ended June 30, 2004, compared to $187,000 for the same period in 2003. The current period provision was primarily the result of growth in the business loan portfolio. Information regarding nonperforming assets and the allowance for loan losses can be found in those sections of this report.

NONINTEREST INCOME

Total noninterest income for the current three-month period was $1,048,000, a decrease of $83,000 or 7 percent below the same period in 2003. The decrease was attributable to a $165,000 decrease in gains from the sale of mortgages and a $99,000 decrease in gains from the periodic sale of available-for-sale investment securities. While gains decreased, other categories of noninterest income increased such as service charges on deposits and trust and investment services fees. Explanations for the changes in noninterest income are provided within the year-to-date section of this report.

NONINTEREST EXPENSE

Total noninterest expense for the current three-month period was $3,144,000, a decrease of $34,000 or 1 percent below the same period in 2003. The decrease was due primarily to decreases in professional and legal, other and foreclosed real estate. Explanations for the changes in noninterest expense are provided within the year-to-date section of this report.

INCOME TAXES

The provision for federal income tax was $227,000 for the current three-month period, compared to $215,000 for the same period in 2003. The $62,000 or 29 percent increase in tax reflects an increase in pretax income.

SIX MONTHS ENDED JUNE 30, 2004
COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

INCOME STATEMENT ANALYSIS

OVERVIEW

Net income for the six-month period ended June 30, 2004, was $1,730,000 or $.57 per diluted share, compared to $1,574,000 or $.53 per diluted share, for the same period of 2003. The $156,000 or 10 percent increase in net income was caused primarily by an increase in net interest income, which more than offset a decrease in noninterest income and an increase in federal income taxes. The $343,000 or 5 percent increase in net interest income was attributable to lower funding costs (rate driven) and a larger volume of loans. The provision for loan losses decreased $49,000 or 22 percent due to improved quality of the overall loan portfolio. Total noninterest income decreased $137,000 or 6 percent due to decreases in gains from the sale of mortgages and investment securities. Gains from the periodic sale of investment securities were $7,000 for the current period, compared to $266,000 for 2003. While gains decreased, most of the other noninterest income categories increased above the prior year, principally service charges on deposit accounts, commission income from mutual fund, annuity and insurance sales, and trust and investment services fees. Total noninterest expense for the current six-month period was $6,251,000, the same as the first six months in 2003. Increases in personnel, furniture and equipment, and marketing were largely offset by decreases in professional and legal, foreclosed real estate and other expenses. Current period wages and payroll taxes increased only slightly above the prior period due to staff reductions and realignments, and improved operational efficiency that resulted from a company wide performance evaluation conducted by a consulting firm in 2003. The provision for federal income taxes increased $99,000 or 20 percent due to an increase in pretax income. Net income as a percentage of average total assets for the first six months (annualized) of 2004 was .91 percent, compared to .90 percent for the same period of 2003. Net income as a percentage of average shareholders' equity for the first six months (annualized) of 2004 was 10.05 percent, compared to
9.56 percent for the same period of 2003.

Total assets of the Corporation on June 30, 2004, were approximately $392 million, an increase of $19 million or 5 percent above December 31, 2003. Asset growth occurred primarily in business and consumer loans, which were funded by core deposits. Based on a recent evaluation of probable loan losses and the current loan portfolio, management believes that the allowance is adequate to support losses inherent in the portfolio at June 30, 2004. Management also believes that the Corporation and PeoplesBank were well capitalized on June 30, 2004, based on FDIC capital guidelines. An explanation of the factors and trends that caused changes between the two periods, by earnings category, is provided below.

NET INTEREST INCOME

In response to US economic growth and price increases, market interest rates have increased since the beginning of 2004. On June 30, 2004, the Federal Open Market Committee of the Federal Reserve (Fed) raised the target federal funds rate 25 basis points from 1 percent to 1.25 percent. The prime rate moved in lock-step and increased from 4 percent to 4.25 percent. In the period ahead, most economists expect the Fed to increase short-term interest rates at a measured pace to allow for economic growth with low inflation, but acknowledge that the Fed will move aggressively if inflation accelerates.

Net interest income for the six-month period ended June 30, 2004, was $6,595,000, an increase of $343,000 or 5 percent above the same period in 2003. Net interest income increased primarily as a result of lower deposit rates and a larger volume of loans. Earning assets averaged $345 million and yielded 5.79 percent (tax equivalent) for 2004, compared to $314 million and 6.37 percent, respectively, for 2003. The $31 million or 10 percent increase in average earning assets occurred primarily in business and installment loans. Interest bearing liabilities averaged $308 million at an average rate of 2.10 percent for 2004, compared to $285 million and 2.50 percent, respectively, for 2003. The $23 million or 8 percent increase in interest bearing liabilities occurred primarily in demand and money market deposits and long-term debt.

PROVISION FOR LOAN LOSSES

A $175,000 provision expense for loan losses was recorded in the six-month period ended June 30, 2004, compared to $224,000 for the same period in 2003. The current period provision was based on management's estimate to bring the allowance to a level reflective of risk in the portfolio. Information regarding nonperforming assets and the allowance for loan losses can be found within those sections of this report.

NONINTEREST INCOME

Total noninterest income for the current six-month period was $2,165,000, a decrease of $137,000 or 6 percent below the same period in 2003. The decrease was attributable to a $307,000 decrease in gains from the sale of mortgages and a $259,000 decrease in gains from the periodic sale of available-for-sale investment securities. Income from the sale of mortgages was constrained by rising market interest rates which curtailed mortgage refinancing, escalating home prices, and staff turnover within the mortgage banking division. While gains decreased, most of the other noninterest income categories increased above the prior year. Service charges on deposit accounts, principally insufficient funds fees, increased $235,000 or 51 percent as a result of a discretionary overdraft service, implemented by PeoplesBank in June 2003. Commission income from mutual fund, annuity and insurance sales increased $87,000 or 26 percent due to an increase in sales volume. Trust and investment services fees increased $81,000 or 20 percent due to a fee increase, effective January 1, 2004, and business growth. Other income increased $49,000 or 26 percent due primarily to increases in ATM fees, consumer loan insurance fees and credit card merchant fees, which reflected a greater volume of transactions.

NONINTEREST EXPENSE

Total noninterest expense for the current six-month period was $6,251,000, the same as the first six months in 2003. Increases in personnel, furniture and equipment and marketing were largely offset by decreases in professional and legal, foreclosed real estate and other expenses. The $115,000 or 4 percent increase in personnel expense in the current period was primarily attributable to increased recruiting expense and decreased mortgage loan origination cost deferrals. The former reflected corporate strategy to upgrade talent, while the latter reflected a significant decrease in mortgage banking activity. Current period wages and payroll taxes increased only slightly above the prior period due to staff reductions and realignments, and improved operational efficiency that resulted from a company wide performance evaluation conducted by a consulting firm in 2003. The $59,000 or 11 percent increase in furniture and equipment expense was attributable to the addition of, and price increases on, software maintenance contracts. The $76,000 or 46 percent increase in marketing expense was attributable to a larger marketing budget, including market research. Current period professional and legal expense decreased $80,000 or 34 percent from the prior period. During 2003, the Corporation paid a consulting firm approximately $275,000 over the course of that year to conduct a company wide performance evaluation of staffing and work processes. The $95,000 or 91 percent decrease in foreclosed real estate expense for the current period is attributable to a smaller portfolio and cost recoveries. The $67,000 or 6 percent decrease in other expense is primarily attributable to a decrease in problem loan carrying costs, which reflected improved asset quality. In the period ahead, it is probable that noninterest expense will increase due to planned expansion of the banking franchise as described below.

Planned Franchise Expansion

PeoplesBank plans to open its twelfth financial center at 2510 Delta Road, Brogue, Pennsylvania. Construction is well underway and management anticipates that this location will be open for business in October. In accordance with the Corporation's strategic plan, management plans to expand the banking franchise more aggressively than in the past. Plans call for the opening of two or three financial centers per year over the next two years.

INCOME TAXES

The provision for federal income tax was $604,000 for the current six-month period, compared to $505,000 for the same period in 2003. The $99,000 or 20 percent increase in tax reflects an increase in pretax income.

Management anticipates a reduction in the provision for federal income tax for 2004, which is expected to result from the recognition of low-income housing tax credits from PeoplesBank's investment in a real estate joint venture. PeoplesBank holds a 73.47 percent interest, as a limited partner, representing a $2.8 million investment. The joint venture involves the construction and lease of 60 new townhouses in Dover, PA. The project is well underway and management anticipates that it will be complete and fully operational by the end of 2004, based on a projection provided by the general partner.

BALANCE SHEET REVIEW

LOANS

On June 30, 2004, loans were approximately $277 million, an increase of $16 million or 6 percent above year-end 2003. The increase was attributable to growth in business and consumer loan portfolios.

DEPOSITS

On June 30, 2004, total deposits were approximately $331 million, an increase of $26 million or 9 percent above year-end 2003. The increase occurred primarily in core deposits such as money market, demand and savings accounts. During the first quarter, PeoplesBank began offering a money market deposit vehicle called the Index Fund whose rate is linked to the published federal funds rate. The Index Fund, which has a minimum balance of $2.5 million, was targeted at PeoplesBank's wealth management customers. To date, the Index Fund has generated approximately $8 million in average deposits.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

Shareholders' equity or capital, as a source of funds, enables Codorus Valley to maintain asset growth and absorb losses. Total shareholders' equity was approximately $34,230,000 on June 30, 2004, an increase of $441,000 or 1 percent above December 31, 2003. The increase was caused primarily by an increase in retained net income from profitable operations. Growth in equity was constrained by rising market interest rates, which decreased unrealized gains on investment securities, i.e., accumulated other comprehensive income.

On July 13, 2004, the board of directors declared a quarterly cash dividend of $.125 per common share, payable on or before August 10, 2004, to shareholders of record July 27, 2004. This follows $.125 per share ($.119 adjusted) cash dividends paid in May and February. On June 10, 2004, the Corporation distributed a 5 percent stock dividend, which resulted in the issuance of 141,672 common shares.

Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 5 -- Regulatory Matters, to the financial statements. Management believes that Codorus Valley and PeoplesBank were well capitalized on June 30, 2004, based on FDIC capital guidelines.

In the period ahead, management plans to evaluate capital acquisition strategies to support planned corporate growth.

RISK MANAGEMENT

NONPERFORMING ASSETS

Table 1 -- Nonperforming Assets, provides a summary of nonperforming assets and related ratios. The paragraphs below provide information for selected categories for June 30, 2004, compared to December 31, 2003.

TABLE 1-NONPERFORMING ASSETS

                                                   June 30,  December 31,
(dollars in thousands)                               2004       2003
                                                    ------     ------
Nonaccrual loans                                    $  976     $  516
Accruing loans that are contractually past due
  90 days or more as to principal or interest          196         49
Foreclosed real estate, net of allowance             1,348      1,326
                                                    ------     ------
    Total nonperforming assets                      $2,520     $1,891
                                                    ======     ======
Ratios:
Nonaccrual loans as a % of total period-end loans     0.35%      0.20%

Nonperforming assets as a % of total period-end
    loans and net foreclosed real estate              0.91%      0.72%

Nonperforming assets as a % of total period-end
    stockholders' equity                              7.36%      5.60%

Allowance for loan losses as a multiple of
    nonaccrual loans                                   1.8x       3.3x

Nonaccrual loans were principally comprised of collateral dependent business loans. Accordingly, Codorus Valley recognized interest income on a cash basis for these loans. On June 30, 2004, the nonaccrual loan portfolio was $976,000, compared to $516,000 on December 31, 2003. The level of nonperforming loans was relatively low for both periods. On June 30, 2004, the portfolio was comprised of 16 unrelated accounts ranging in size from $9,000 to $449,000. Management recently began legal action against the $449,000 account, which made up 46 percent of the nonaccrual loan portfolio. An allowance was not established for this account because in management's judgment it is adequately secured by collateral and guarantors. Accounts within the nonaccrual loan portfolio vary by industry and are generally collateralized with real estate assets. Management and the board of directors evaluate the allowance for loan losses at least quarterly. Efforts to modify contractual terms for individual accounts, based on prevailing market conditions, or liquidate collateral assets, are proceeding as quickly as potential buyers can be located and legal constraints permit.

The level of accruing loans that are contractually past due 90 days or more as to principal or interest was not significant for the periods presented. Generally, loans in the past due category are adequately collateralized and in the process of collection.

Foreclosed real estate, net of allowance, was $1,348,000 on June 30, 2004, approximately the same as year end 2003. One account for $1,247,000 represented most of the portfolio balance. This account is currently in litigation with the borrower and described on page 22, under Part II, Item 1, Legal Proceedings. As of June 30, 2004, management established a $6,000 allowance for the foreclosed real estate assets portfolio. For the first six months of 2004, a $6,000 loss provision was recorded to reflect losses associated with declines in net realizable value. Comparatively, a $55,000 loss provision was recorded in the first six months of 2003. Efforts to liquidate foreclosed real estate are proceeding as quickly as potential buyers can be located.

FORFEITURE ACTION RELATED TO MORTGAGED PROPERTY

On March 26, 2003, the United States Attorney's Office began a property (in rem) civil forfeiture action, by Complaint in the United States District Court for the Middle District of Pennsylvania, titled United States of America v. Approximately 83 Acres of Real Estate Located in Fairview Township, York County, Pennsylvania, titled in the name of CCA Associates, Inc. The real property, which is the subject of the forfeiture action, serves as the sole collateral for a loan by PeoplesBank to CCA Associates, Inc. (CCA), the owner or reputed owner of this property. The loan to CCA, which was guaranteed by a third party, has a current principal balance of $1,300,000 plus accrued interest and other fees and costs. The third party guarantor pled guilty and was recently sentenced to serve eight years for his involvement in criminal activity. PeoplesBank intends to protect its mortgage interest in the real estate from forfeiture through available defenses including the "innocent owner defense." As of the date this report was filed, the loan was current and classified as a performing asset. Management believes that the primary debt obligation to PeoplesBank will be satisfied once the property is liquidated and the proceeds from the sale distributed. Therefore, management does not believe that the forfeiture action will have a material adverse impact on the Corporation.

ALLOWANCE FOR LOAN LOSSES

Table 2 -- Analysis of Allowance for Loan Losses, shows the allowance was $1,717,000 or .62 percent of total loans on June 30, 2004, compared to $1,539,000 or .63 percent of total loans, respectively, for June 30, 2003. The $178,000 or 12 percent increase in the allowance was attributable to loan growth and management's overall assessment of the condition of the loan portfolio. Based on a recent evaluation of potential loan losses in the current portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on June 30, 2004.

TABLE 2-ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

(dollars in thousands)                                 2004      2003
                                                      ------    ------
Balance-January 1,                                    $1,694    $1,515

Provision charged to operating expense                   175       224

Loans charged off:
      Commercial                                         215       168
      Real estate-mortgage                                 8         0
      Consumer                                            98        69
                                                      ------    ------
          Total loans charged off                        321       237
Recoveries:
      Commercial                                         162        18
      Real estate-mortgage                                 0         0
      Consumer                                             7        19
                                                      ------    ------
          Total recoveries                               169        37
                                                      ------    ------
          Net charge-offs                                152       200
                                                      ------    ------
Balance-June 30,                                      $1,717    $1,539
                                                      ======    ======
Ratios:
Net charge-offs (annualized) to average total loans     0.11%     0.17%
Allowance for loan losses to total loans
      at period-end                                     0.62%     0.63%
Allowance for loan losses to nonaccrual loans
      and loans past due 90 days or more               146.5%     31.1%

LIQUIDITY

Codorus Valley's loan-to-deposit ratio, which is used as a broad measure of liquidity, was approximately 84 percent on June 30, 2004, compared to 86 percent on December 31, 2003. Liquidity for both periods was adequate based on availability from many sources, including the potential liquidation of a $61 million portfolio of available-for-sale securities, valued at June 30, 2004. Another important source of liquidity for PeoplesBank is available credit from the Federal Home Loan Bank of Pittsburgh (FHLBP). On March 31, 2004, the latest available date, available funding from the FHLBP was approximately $73 million.

Off-Balance Sheet Arrangements

Codorus Valley's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments of existing loans, and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on June 30, 2004, totaled $67,065,000 and consisted of $45,308,000 in unfunded commitments of existing loans, $18,395,000 to grant new loans and $3,362,000 in letters of credit. Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon. Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore do not present a significant liquidity risk to Codorus Valley.

Contractual Obligations

Codorus Valley has various long-term contractual obligations outstanding at June 30, 2004, including long-term debt, time deposits and obligations under capital and operating leases. These obligations have not changed significantly from those reported in Table 11 of the Form 10-K for 2003. A schedule of long-term debt for the period ended June 30, 2004, compared to December 31, 2003, is provided in Note 4 to the financial statements.

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

Codorus Valley performed a simulation on its balance sheet at June 30, 2004 and December 31, 2003. The results of the point-in-time analyses are shown in Table 3 -- Interest Rate Sensitivity. The analyses reveal that the Corporation's balance sheet was asset sensitive for both periods. Asset sensitive means that loan and investment assets will reprice to a greater and faster degree than the deposits and debt that fund them. Therefore, the balance sheet is positioned to benefit from economic growth and rising market interest rates. Conversely, if market interest rates decline, earnings are expected to decline. A detailed discussion of market interest risk is provided in the Corporation's annual report on Form 10-K for the period ended December 31, 2003.

TABLE 3-INTEREST RATE SENSITIVITY

                                      at June 30, 2004
-------------------------------------------------------------------------------------------
                                                                            Change in
 Change in interest rates            Forecasted interest                    net income
(basis points) over 12 mos           rate scenario                        $000's         %
--------------------------           -------------------               ---------        ---
           +200                      High                                   268         6.4
             0                       Flat (baseline)                          0         0.0
           -200                      Low                                   (348)       (8.3)
           +150                      Most likely                            203         4.9

                                    at December 31, 2003
-------------------------------------------------------------------------------------------
                                                                             Change in
 Change in interest rates            Forecasted interest                     net income
(basis points) over 12 mos           rate scenario                     $000's            %
--------------------------           -------------------               ---------        ---
           +200                      High                                   241         5.8
             0                       Flat (baseline)                          0         0.0
           -200                      Low                                   (438)      (10.6)
            +88                      Most likely                             17         0.4

OTHER RISKS

Additional grand acts of terrorism in the United States of America, or in other countries, could erode consumer and business confidence and disrupt commerce, resulting in a prolonged economic recession. A prolonged economic recession could have a material adverse effect on the liquidity, capital resources or results of operations of Codorus Valley.

Periodically, federal and state legislation is proposed that could result in additional regulation of, or restrictions on, the business of Codorus Valley and its subsidiaries. Other than as discussed in the Corporation's Form 10-K for the year ended December 31, 2003, it cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of Codorus Valley and its subsidiaries.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the section entitled "Market risk management" within Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations on page 21 of this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Codorus Valley maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2004, the chief executive and chief financial officers of Codorus Valley concluded that Codorus Valley's disclosure controls and procedures were adequate.

Codorus Valley made no significant changes in its internal controls or in other factors that could significantly affect these controls in the quarter ended June 30, 2004, as evaluated by the chief executive and chief financial officers.

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

Another legal proceeding appears on page 19 under the caption, Forfeiture Action Related to Mortgaged Property.

Management of Codorus Valley and PeoplesBank is not aware of any other material litigation, other than routine litigation incident to the nature of its business, nor any material proceedings pending, threatened or contemplated against Codorus Valley and PeoplesBank by government authorities.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Codorus Valley made no repurchases of equity securities during the quarter ended June 30, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) An annual meeting of shareholders was held on May 18, 2004, at 9:00 am, Codorus Valley Corporate Center, 105 Leader Heights Road, York, Pennsylvania 17403.

(b), (c) Three directors were re-elected at the May 18, 2004, meeting. Votes were as follows:

                                                                      Votes
                                 Term               Votes          Against or
    Re-elected                  Expires              For            Withheld*
------------------              -------              ---            ---------
Class B:
 M. Carol Druck                  2007              2,287,643         107,609
 Donald H. Warner                2007              2,212,045         183,207
 Michael L. Waugh                2007              2,227,222         168,030

*Includes broker nonvotes

Directors whose term continued after the meeting:

                                                         Term Expires
                                                         ------------
Class A:
  Rodney L. Krebs                                             2006
  Dallas L. Smith                                             2006
  George A. Trout, D.D.S.                                     2006

Class C:
  D. Reed Anderson, Esquire                                   2005
  MacGregor S. Jones                                          2005
  Larry J. Miller                                             2005

ITEM 5.  OTHER INFORMATION

Effective July 26, 2004, George A. Trout, D.D.S., resigned as Chairman of Codorus Valley Bancorp, Inc. as a result of reaching mandatory retirement age.

ITEM 6. (a) EXHIBITS

Exhibit
Number                                Description of Exhibit
-------           --------------------------------------------------------------
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

10.8 Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 4 (a) Registration Statement no. 33-46171 on Amendment no. 4 to Form S-3, filed with the Commission on July 23, 2004.)

31a               Certification of Principal Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

31b               Certification of Principal Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

32                Certification of Principal Executive Officer and Principal
                  Financial Officer Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002

ITEM 6. (b) REPORTS ON FORM 8-K

On April 22, 2004, Codorus Valley Bancorp, Inc. filed a report on Form 8-K, Item 12, dated April 21, 2004. The Form 8-K disclosed that Codorus Valley Bancorp, Inc. issued a Press Release dated April 20, 2004, announcing the declaration of a quarterly cash dividend, a 5% stock dividend, and the results of operations, in summary form, for the period ended March 31, 2004, compared to the period ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the authorized undersigned.

                                           Codorus Valley Bancorp, Inc.
                                                   (Registrant)

August 10, 2004                            /s/ Larry J. Miller
---------------                            ---------------------
Date                                       Larry J. Miller
                                           President & CEO
                                           (Principal executive officer)

August 10, 2004                            /s/ Jann A. Weaver
---------------                            ---------------------
Date                                       Jann A. Weaver
                                           Treasurer & Assistant Secretary
                                           (Principal financial and accounting
                                           officer)