Form 10-Q
period 2004-09-30
CODORUS VALLEY BANCORP INC
filed 2004-11-12
CIK 806279

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 For the transition period from____________to______________

                         COMMISSION FILE NUMBER: 0-15536

                          CODORUS VALLEY BANCORP, INC.
                         -------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On October 26, 2004, 2,986,578 shares of common stock, par value $2.50, were outstanding.

                          Codorus Valley Bancorp, Inc.
                                 FORM 10-Q INDEX

                                                                                 Page #
                                                                                 ------
PART I - FINANCIAL INFORMATION

Item 1.  Financial statements:
             Consolidated statements of financial condition                        3
             Consolidated statements of income                                     4
             Consolidated statements of cash flows                                 5
             Consolidated statements of changes in shareholders' equity            6
             Notes to consolidated financial statements                            7

Item 2.  Management's discussion and analysis of financial condition and
                  results of operations                                           12

Item 3.  Quantitative and qualitative disclosures about market risk               22

Item 4.  Controls and procedures                                                  22

PART II - OTHER INFORMATION

Item 1.  Legal proceedings                                                        22

Item 2.  Unregistered sales of equity securities and use of proceeds              23

Item 3.  Defaults upon senior securities                                          23

Item 4.  Submission of matters to a vote of security holders                      23

Item 5.  Other information                                                        23

Item 6.  Exhibits                                                                 23

SIGNATURES                                                                        25

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    Codorus Valley Bancorp, Inc.
                           Consolidated Statements of Financial Condition

                                                                                   Unaudited
                                                                                 September 30,      December 31,
(dollars in thousands, except per share data)                                         2004              2003
                                                                                 -------------     -------------
ASSETS
Interest bearing deposits with banks                                             $         110     $         108
Cash and due from banks                                                                 12,260            12,300
                                                                                 -------------     -------------
      Total cash and cash equivalents                                                   12,370            12,408
Securities available-for-sale                                                           62,744            62,738
Securities held-to-maturity (fair value $10,240 for 2004 and $10,223 for 2003)           9,104             9,355
Restricted investment in bank stock, at cost                                             2,291             1,976
Loans held for sale                                                                      1,347             2,157
Loans (net of deferred fees of $498 in 2004 and $610 in 2003)                          286,386           260,206
Less-allowance for loan losses                                                          (1,719)           (1,694)
                                                                                 -------------     -------------
      Net loans                                                                        284,667           258,512
Premises and equipment                                                                   9,752             9,358
Other assets                                                                            16,633            16,043
                                                                                 -------------     -------------
      Total assets                                                               $     398,908     $     372,547
                                                                                 =============     =============
LIABILITIES
Deposits
    Noninterest bearing                                                          $      39,541     $      33,188
    Interest bearing                                                                   285,363           271,094
                                                                                 -------------     -------------
      Total deposits                                                                   324,904           304,282
Short-term borrowings                                                                   12,331             6,795
Long-term debt                                                                          23,760            24,439
Other liabilities                                                                        2,537             3,242
                                                                                 -------------     -------------
      Total liabilities                                                                363,532           338,758

SHAREHOLDERS' EQUITY

Preferred stock, par value $2.50 per share;
   1,000,000 shares authorized; 0 shares issued and outstanding                              0                 0
Common stock, par value $2.50 per share;
   10,000,000 shares authorized; 2,986,578 shares issued and
   outstanding on 9/30/04 and 2,837,634 on 12/31/03                                      7,466             7,094
Additional paid-in capital                                                              20,215            17,451
Retained earnings                                                                        7,215             8,498
Accumulated other comprehensive income                                                     480               746
                                                                                 -------------     -------------
      Total shareholders' equity                                                        35,376            33,789
                                                                                 -------------     -------------
      Total liabilities and shareholders' equity                                 $     398,908     $     372,547
                                                                                 =============     =============

See accompanying notes.

                   Codorus Valley Bancorp, Inc.
                 Consolidated Statements of Income
                             Unaudited

                                                                          Three months ended                 Nine months ended
                                                                             September 30,                    September 30,
(dollars in thousands, except per share data)                            2004             2003              2004            2003
                                                                     ------------      -----------      ------------     ---------
INTEREST INCOME
Loans, including fees                                                $      4,418      $     4,550      $     12,788     $  12,741
Investment securities
    Taxable                                                                   592              605             1,774         1,900
    Tax-exempt                                                                110              103               319           336
    Dividends                                                                   9                8                27            31
Other                                                                          12               18                36            63
                                                                     ------------      -----------      ------------     ---------
      Total interest income                                                 5,141            5,284            14,944        15,071
INTEREST EXPENSE

Deposits                                                                    1,333            1,425             3,927         4,459
Federal funds purchased and other short-term borrowings                        10                2                14             7
Long-term debt                                                                291              275               901           771
                                                                     ------------      -----------      ------------     ---------
      Total interest expense                                                1,634            1,702             4,842         5,237
                                                                     ------------      -----------      ------------     ---------
      Net interest income                                                   3,507            3,582            10,102         9,834
PROVISION FOR LOAN LOSSES                                                      30              254               205           478
                                                                     ------------      -----------      ------------     ---------
      Net interest income after provision for loan losses                   3,477            3,328             9,897         9,356
NONINTEREST INCOME
Trust and investment services fees                                            271              219               764           631
Service charges on deposit accounts                                           407              349             1,105           812
Mutual fund, annuity and insurance sales                                      239              190               665           529
Income from bank owned life insurance                                          72               91               198           240
Other income                                                                  128              113               368           304
Gain on sale of mortgages                                                      44              155               219           637
Gain on sale of securities                                                     31                0                38           266
                                                                     ------------      -----------      ------------     ---------
      Total noninterest income                                              1,192            1,117             3,357         3,419
NONINTEREST EXPENSE
Personnel                                                                   1,762            1,590             5,153         4,866
Occupancy of premises, net                                                    269              235               798           754
Furniture and equipment                                                       288              288               902           843
Postage, stationery and supplies                                               97               84               299           304
Professional and legal                                                        104              132               258           366
Marketing and advertising                                                     107               78               348           243
Foreclosed real estate, net                                                    15              (24)               24            80
Other                                                                         581              508             1,692         1,686
                                                                     ------------      -----------      ------------     ---------
      Total noninterest expense                                             3,223            2,891             9,474         9,142
                                                                     ------------      -----------      ------------     ---------
      Income before income taxes                                            1,446            1,554             3,780         3,633
PROVISION FOR INCOME TAXES                                                    360              431               964           936
                                                                     ------------      -----------      ------------     ---------
      Net income                                                     $      1,086      $     1,123      $      2,816     $   2,697
                                                                     ============      ===========      ============     =========
      Net income per share, basic                                    $       0.36      $      0.38      $       0.94     $    0.91
      Net income per share, diluted                                  $       0.36      $      0.37      $       0.93     $    0.90
                                                                     ============      ===========      ============     =========

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                    Unaudited

                                                                                            Nine months ended
                                                                                              September 30,
(dollars in thousands)                                                                    2004              2003
------------------------------------------------------------------------             -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $       2,816     $        2,697
Adjustments to reconcile net income to net cash provided by operations
    Depreciation                                                                               737                737
    Provision for loan losses                                                                  205                478
    Provision for losses on foreclosed real estate                                              19                 55
    Amortization of investment in real estate partnership                                      173                156
    Increase in cash surrender value of life insurance investment                             (198)              (240)
    Originations of held for sale mortgages                                                (20,454)           (57,971)
    Proceeds from sales of held for sale mortgages                                          21,515             61,688
    Gain on sales of held for sale mortgages                                                  (251)              (637)
    Loss on sale of loans not held for sale                                                     32                  0
    Gain on sales of securities                                                                (38)              (266)
    Gain on sales of foreclosed real estate                                                      0                (81)
    (Increase) decrease in accrued interest receivable and other assets                       (317)               310
    Increase (decrease) in accrued interest payable and other liabilities                      407                (42)
    Other, net                                                                                 398                526
                                                                                     -------------     --------------
      Net cash provided by operating activities                                              5,044              7,410
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available-for-sale
    Purchases                                                                              (13,733)           (31,300)
    Maturities and calls                                                                     6,818             19,444
    Sales                                                                                    6,304             13,542
Securities held-to-maturity, calls                                                             250                  0
Net increase in restricted investment in bank stock                                           (315)              (278)
Net increase in loans made to customers                                                    (26,527)           (18,210)
Purchases of premises and equipment                                                         (1,138)              (659)
Investment in real estate partnership                                                       (1,107)              (826)
Investment in life insurance                                                                    (7)                (7)
Purchase of insurance agency assets                                                           (130)               (25)
Proceeds from sales of foreclosed real estate                                                   87                663
                                                                                     -------------     --------------
      Net cash used in investing activities                                                (29,498)           (17,656)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits                                                 20,101             12,916
Net increase (decrease) in time deposits                                                       521               (677)
Net increase (decrease) in short-term borrowings                                             5,536             (6,535)
Proceeds from issuance of long-term debt                                                     1,800              5,000
Repayment of long-term debt                                                                 (2,479)            (1,503)
Dividends paid                                                                              (1,083)              (987)
Issuance of common stock                                                                        26                  0
Cash paid in lieu of fractional shares                                                          (6)                (5)
                                                                                     -------------     --------------
      Net cash provided by financing activities                                             24,416              8,209
                                                                                     -------------     --------------
      Net decrease in cash and cash equivalents                                                (38)            (2,037)
      Cash and cash equivalents at beginning of year                                        12,408             11,120
                                                                                     -------------     --------------
      Cash and cash equivalents at end of period                                     $      12,370     $        9,083
                                                                                     =============     ==============

See accompanying notes.

\
                          Codorus Valley Bancorp, Inc.
           Consolidated Statements of Changes in Shareholders' Equity
                                    Unaudited

                                                                                                    Accumulated
                                                                         Additional                    Other
                                                              Common       Paid-in    Retained     Comprehensive
(dollars in thousands, except per share data)                  Stock       Capital    Earnings         Income      Total
----------------------------------------------------        ----------   ----------   --------     -------------  -------
For the nine months ended September 30, 2004

Balance, December 31, 2003                                    $7,094       $17,451     $8,498         $   746     $33,789
Comprehensive income:
  Net income                                                                            2,816                       2,816
  Other comprehensive loss, net of tax:
   Unrealized losses on securities, net                                                                  (266)       (266)
                                                                                                                  -------
      Total comprehensive income                                                                                    2,550
Cash dividends ($.363 per share, adjusted)                                             (1,083)                     (1,083)
5% stock dividend - 141,672 shares at fair value                 354         2,656     (3,016)                         (6)
Issuance of common stock -
  1,654 shares under stock option plan                             4            22                                     26
  5,618 shares for insurance agency purchase                      14            86                                    100
                                                              ------       -------     ------         -------     -------
Balance, September 30, 2004                                   $7,466       $20,215     $7,215         $   480     $35,376
                                                              ======       =======     ======         =======     =======

For the nine months ended September 30, 2003

Balance, December 31, 2002                                    $6,743       $15,549     $8,551         $ 1,380     $32,223
Comprehensive income:
  Net income                                                                            2,697                       2,697
  Other comprehensive loss, net of tax:
    Unrealized losses on securities, net                                                                 (520)       (520)
                                                                                                                  -------
      Total comprehensive income                                                                                    2,177
Cash dividends ($.332 per share, adjusted)                                               (987)                       (987)
5% stock dividend - 134,564 shares at fair value                 336         1,817     (2,158)                         (5)
                                                              ------       -------     ------         -------     -------
Balance, September 30, 2003                                   $7,079       $17,366     $8,103         $   860     $33,408
                                                              ======       =======     ======         =======     =======

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

The results of operations for the nine-month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

Stock dividend and per share computations

All per share computations include the effect of stock dividends declared, including the 5 percent stock dividend declared April 13, 2004. The weighted average number of shares of common stock outstanding used for basic and diluted calculations follows.

                    Three months ended          Nine months ended
                       September 30,              September 30,
                       -------------           -------------------
(In thousands)          2004    2003           2004          2003
--------------         -----   -----           -----        ------
Basic                  2,982   2,973           2,981         2,973
Diluted                3,036   2,998           3,043         2,998

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

                                                                              Three months ended             Nine months ended
                                                                                 September 30,                  September 30,
(Dollars in thousands, except per share data)                                 2004            2003           2004            2003
---------------------------------------------                               ------          ------         ------          ------
Reported net income                                                         $1,086          $1,123         $2,816          $2,697
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related
   tax effects                                                                 101               5            121              22
                                                                            ------          ------         ------          ------
Pro forma net income                                                        $  985          $1,118         $2,695          $2,675
                                                                            ------          ------         ------          ------
Reported basic earnings per share                                           $  .36          $  .38         $  .94          $  .91
                                                                            ------          ------         ------          ------
Reported diluted earnings per share                                         $  .36          $  .37         $  .93          $  .90
                                                                            ------          ------         ------          ------
Pro forma basic earnings per share                                          $  .33          $  .37         $  .90          $  .90
                                                                            ------          ------         ------          ------
Pro forma diluted earnings per share                                        $  .32          $  .37         $  .89          $  .89
                                                                            ======          ======         ======          ======

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

                                                                           Three months ended            Nine months ended
                                                                               September 30,               September 30,
(Dollars in thousands)                                                     2004          2003           2004            2003
----------------------                                                    -----         -----          -----           -----
Unrealized holding gains (losses) arising during the period               $ 535         $(900)         $(365)          $(522)
Reclassification adjustment for gains included in income                    (31)            0            (38)           (266)
                                                                          -----         -----          -----           -----
Net unrealized gains (losses)                                               504          (900)          (403)           (788)
Tax effect                                                                 (171)          306            137             268
                                                                          -----         -----          -----           -----
Net of tax amount                                                         $ 333         $(594)         $(266)          $(520)
                                                                          -----         -----          -----           -----

Recently issued FASB Statements

In March 2004, the Emerging Issues Task Force (EITF) reached consensus on Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF No. 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF No. 03-01 is effective for fiscal years beginning after June 15, 2004, while the disclosure requirements are effective for fiscal years ending after June 15, 2004. The Corporation has not yet determined the impact that adoption will have on its financial position or results of operations as the impact is heavily dependent on the interest rate environment at the date of adoption and pending implementation guidance from the Financial Accounting Standards Board.

NOTE 3 -- DEPOSITS

The composition of deposits on September 30, 2004 and December 31, 2003, was as follows:

                                                              September 30,          December 31,
(Dollars in thousands)                                            2004                   2003
----------------------                                        -------------          ------------
Noninterest bearing demand                                      $ 39,541               $ 33,188
NOW                                                               42,403                 40,552
Money market                                                      84,905                 75,529
Savings                                                           18,148                 15,627
Time CDs less than $100,000                                      114,234                113,014
Time CDs $100,000 or more                                         25,673                 26,372
                                                                --------               --------
Total deposits                                                  $324,904               $304,282
                                                                ========               ========

NOTE 4 -- LONG-TERM DEBT

A summary of long-term debt at September 30, 2004 and December 31, 2003 follows:

                                                                                         September 30,            December 31,
(Dollars in thousands)                                                                       2004                     2003
----------------------                                                                   ------------             -----------
Obligations of PeoplesBank to FHLBP
       Due 2005, 5.36%, convertible quarterly                                              $ 6,000                 $ 6,000
       Due 2007, 4.69%, amortizing                                                             958                   1,256
       Due 2009, 3.47%, convertible quarterly after
         December 2006                                                                       5,000                   5,000
       Due 2013, 3.46%, amortizing                                                           4,429                   4,753
       Due 2014, 6.43%, convertible quarterly after
         July 2009                                                                           5,000                   5,000
Obligations of Codorus Valley Bancorp, Inc.
       Due 2009, 7.35%, amortizing                                                               0                   1,793
       Due 2011, floating rate based on 1 month
         LIBOR plus 1.50%, amortizing                                                        1,751                       0
                                                                                           -------                 -------
                                                                                            23,138                  23,802
Capital lease obligation                                                                       622                     637
                                                                                           -------                 -------
Total long-term debt                                                                       $23,760                 $24,439
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

Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to average assets (leverage ratio). Management believes that Codorus Valley and PeoplesBank were well capitalized on September 30, 2004, based on FDIC capital guidelines.

Codorus Valley Bancorp, Inc.

                                                                MINIMUM FOR                         WELL CAPITALIZED
                                     ACTUAL                   CAPITAL ADEQUACY                          MINIMUM*
                               -----------------      --------------------------------           ----------------------
(DOLLARS IN THOUSANDS)          AMOUNT    RATIO           AMOUNT              RATIO              AMOUNT          RATIO
----------------------          ------    -----           ------              -----              ------          -----
AT SEPTEMBER 30, 2004
     Capital ratios:
         Tier 1 risk based     $34,363    10.93%      > or = $12,579       > or = 4.0%            n/a             n/a

         Total risk based       36,082    11.47       > or =  25,159       > or = 8.0             n/a             n/a

         Leverage               34,363     8.95       > or =  15,351       > or = 4.0             n/a             n/a
                               -------    -----       --------------       ----------             ---             ---
AT DECEMBER 31, 2003
     Capital ratios:

         Tier 1 risk based     $32,702    11.13%      > or = $11,751       > or = 4.0%            n/a             n/a

         Total risk based       34,396    11.71       > or =  23,502       > or = 8.0             n/a             n/a

         Leverage               32,702     9.15       > or =  14,292       > or = 4.0             n/a             n/a
                               =======    =====       ==============       ==========             ===             ===


PeoplesBank


                                                                MINIMUM FOR                         WELL CAPITALIZED
                                     ACTUAL                   CAPITAL ADEQUACY                          MINIMUM*
                               -----------------      --------------------------------      ---------------------------------
(DOLLARS IN THOUSANDS)          AMOUNT    RATIO           AMOUNT              RATIO             AMOUNT              RATIO
----------------------          ------    -----           ------              -----             ------              -----

AT SEPTEMBER 30, 2004
     Capital ratios:

         Tier 1 risk based     $30,219     9.79%      > or = $12,344       > or = 4.0%      > or = $18,516       > or =  6.0%

         Total risk based       31,938    10.35       > or =  24,688       > or = 8.0       > or =  30,860       > or = 10.0

         Leverage               30,219     8.00       > or =  15,106       > or = 4.0       > or =  18,882       > or =  5.0
                               -------    -----       --------------       ----------       --------------       -----------

AT DECEMBER 31, 2003
     Capital ratios:

         Tier 1 risk based     $28,048     9.75%      > or = $11,504       > or = 4.0%      > or = $17,256       > or =  6.0%

         Total risk based       29,742    10.34       > or =  23,008       > or = 8.0       > or =  28,760       > or = 10.0

         Leverage               28,048     7.99       > or =  14,043       > or = 4.0       > or =  17,554       > or =  5.0
                               =======    =====       ==============       ==========       ==============       ===========

* To be well capitalized under prompt correction action provisions.

NOTE 6 -- CONTINGENT LIABILITIES

During the first quarter of 2003, a business-banking client filed a counterclaim against PeoplesBank, alleging, among other things, that PeoplesBank breached an implied-in-fact agreement to the claimants related to loans made to the claimants. This matter was settled on September 9, 2004. Further information regarding this claim is included in this Form 10-Q, on page 22, under Part II,
Item 1, Legal Proceedings.

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

NOTE 7 -- GUARANTEES

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the PeoplesBank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $3,826,000 of standby letters of credit as of September 30, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2004, for guarantees under standby letters of credit issued is not material.

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

THREE MONTHS ENDED SEPTEMBER 30, 2004
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

OVERVIEW

Net income for the three-month period ended September 30, 2004, was $1,086,000 or $.36 per diluted share, compared to $1,123,000 or $.37 per diluted share, for the same period of 2003. The $37,000 or 3 percent decrease in net income was caused primarily by a $332,000 or 11 percent increase in noninterest expense, principally personnel, foreclosed real estate and other expenses. The third quarter of 2003, was positively impacted by a $407,000 recovery of interest income, fees and expenses from the payoff of a nonperforming business loan. Current period provision for loan losses was $224,000 or 88 percent below the third quarter of 2003 due to improved quality of the overall loan portfolio. Total noninterest income for the current quarter increased $75,000 or 7 percent due to increases in service charges on deposits, trust fees, and commissions from mutual fund, annuity and insurance sales. While total noninterest income increased, gains from the sale of mortgages decreased $111,000 or 72 percent in response to rising market interest rates. The $71,000 or 16 percent decrease in provision for federal income tax for the current quarter was attributable to a decrease in pretax income and an increase in tax credits. An explanation of the factors and trends that caused changes between the two periods, by earnings category, is provided below.

NET INTEREST INCOME

Net interest income for the three-month period ended September 30, 2004, was $3,507,000, a decrease of $75,000 or 2 percent below the third quarter of 2003. The prior period was positively impacted by a $306,000 recovery of interest income and loan fees from the payoff of a nonperforming business loan. Earning assets averaged $356 million and yielded 5.56 percent (tax equivalent) for the third quarter of 2004, compared to $328 million and 6.01 percent, respectively, for 2003. The $28 million or 9 percent increase in average earning assets occurred primarily in business and consumer loans. Interest bearing liabilities averaged $318 million at an average rate of 2.04 percent for the third quarter of 2004, compared to $295 million and 2.29 percent, respectively, for 2003. The $23 million or 8 percent increase in interest bearing liabilities occurred primarily in demand and money market deposits and secondarily in long-term debt.

PROVISION FOR LOAN LOSSES

A $30,000 provision expense for loan losses was recorded in the three-month period ended September 30, 2004, compared to $254,000 for the same period in 2003. The smaller loss provision in the current period reflects improved asset quality. Information regarding nonperforming assets and the allowance for loan losses can be found in those sections of this report.

NONINTEREST INCOME

Total noninterest income for the three-month period ended September 30, 2004, was $1,192,000, an increase of $75,000 or 7 percent above the same period in 2003. The increase was primarily attributable to increases in service charges on deposits, trust fees, and commissions from mutual fund, annuity and insurance sales. Current period gains from the sale of mortgages decreased in response to higher market interest rates. Explanations for the changes in noninterest income are provided within the year-to-date section of this report.

NONINTEREST EXPENSE

Total noninterest expense for the three-month period ended September 30, 2004, was $3,223,000, an increase of $332,000 or 11 percent above the same period in 2003. The increase was primarily attributable to increases in personnel, foreclosed real estate and other expenses. The third quarter of 2003, was positively impacted by a $101,000 recovery of expenses from the payoff of a nonperforming loan. Explanations for the changes in noninterest expense are provided within the year-to-date section of this report.

INCOME TAXES

The provision for federal income tax was $360,000 for the three-month period ended September 30, 2004, compared to $431,000 for the same period in 2003. The $71,000 or 16 percent decrease in tax reflects a decrease in pretax income and an increase in tax credits. More information about the change in federal income taxes is provided in the year-to-date section of this report.

NINE MONTHS ENDED SEPTEMBER 30, 2004
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

INCOME STATEMENT ANALYSIS

OVERVIEW

Net income for the nine-month period ended September 30, 2004, was $2,816,000 or $.93 per diluted share, compared to $2,697,000 or $.90 per diluted share, for the same period of 2003. The $119,000 or 4 percent increase in net income was the result of an increase in net interest income and a decrease in loan loss provision, which more than offset an increase in noninterest expense and a decrease in noninterest income. The $268,000 or 3 percent increase in net interest income was attributable to lower funding costs (rate driven) and income from a larger volume of loans. The $273,000 or 57 percent decrease in loan loss provision was attributable to improved asset quality. The $332,000 or 4 percent increase in noninterest expense was due primarily to increases in personnel and marketing expenses. Noninterest income, including gains, was $62,000 or 2 percent below the prior year. The decrease in noninterest income was attributable to a $418,000 or 66 percent decrease in gains from the sale of mortgages and a $228,000 or 86 percent decrease in gains from the periodic sale of investment securities. Income from gains in the current period was adversely affected by rising market interest rates. With the exception of gains, most other categories of noninterest income increased, particularly fees on deposits, trust service fees, and commissions earned from the sale of mutual fund, annuity and insurance products. Net income as a percentage of average total assets for the first nine months (annualized) of 2004 was .98 percent, compared to 1.01 percent for the same period of 2003. Net income as a percentage of average shareholders' equity for the first nine months (annualized) of 2004 was 10.87 percent, compared to 10.89 percent for the same period of 2003.

Total assets of the Corporation on September 30, 2004, were approximately $399 million, an increase of $26 million or 7 percent above December 31, 2003. Asset growth occurred primarily in business loans and secondarily in consumer loans, which were funded primarily by core deposits. Based on a recent evaluation of probable loan losses and the current loan portfolio, management believes that the allowance is adequate to support losses inherent in the portfolio at September 30, 2004. Management also believes that the Corporation and PeoplesBank were well capitalized on September 30, 2004, based on FDIC capital guidelines. An explanation of the factors and trends that caused changes between the two periods, by earnings category, is provided below.

NET INTEREST INCOME

In response to US economic growth and price increases, market interest rates have increased since the beginning of 2004. The Federal Open Market Committee of the Federal Reserve (Fed) raised its target federal funds rate 25 basis points on three occasions this year, which moved the rate from 1 percent to 1.75 percent. The prime rate moved in lock-step and increased from 4 percent to 4.75 percent. In the period ahead, many economists expect the Fed to increase short-term interest rates at a measured pace to allow for economic growth with low inflation, but express concerns about terrorism, the war in Iraq and escalating energy costs.

Net interest income for the nine-month period ended September 30, 2004, was $10,102,000, an increase of $268,000 or 3 percent above the same period in 2003. Net interest income increased primarily as a result of lower deposit rates and a larger volume of loans. The prior period was positively impacted by a $306,000 recovery of interest income and loan fees from the payoff of a nonperforming business loan. Earning assets averaged $350 million and yielded 5.77 percent (tax equivalent) for 2004, compared to $319 million and 6.40 percent, respectively, for 2003. The $31 million or 10 percent increase in average earning assets occurred primarily in business loans and secondarily in consumer loans. Interest bearing liabilities averaged $310 million at an average rate of
2.08 percent for 2004, compared to $288 million and 2.43 percent, respectively, for 2003. The $22 million or 8 percent increase in interest bearing liabilities occurred primarily in demand deposits, money market deposits and long-term debt.

PROVISION FOR LOAN LOSSES

A $205,000 provision expense for loan losses was recorded in the nine-month period ended September 30, 2004, compared to $478,000 for the same period in 2003. The current period provision was based on management's estimate to bring the allowance to a level reflective of risk in the portfolio. The decrease in the provision is attributable to improved quality of the overall loan portfolio. Information regarding nonperforming assets and the allowance for loan losses can be found within those sections of this report.

NONINTEREST INCOME

Total noninterest income for the current nine-month period was $3,357,000, a decrease of $62,000 or 2 percent below the same period in 2003. The decrease was attributable to a $418,000 or 66 percent decrease in gains from the sale of mortgages and a $228,000 or 86 percent decrease in gains from the periodic sale of available-for-sale investment securities. Income from the sale of mortgages was constrained primarily by rising market interest rates, which curtailed mortgage refinancing. Staff turnover within the mortgage banking division also adversely affected mortgage sales and revenue. While gains decreased, most of the other noninterest income categories increased above the prior year. Service charges on deposit accounts, principally insufficient funds fees, increased $293,000 or 36 percent as a result of a discretionary overdraft service, implemented by PeoplesBank in June 2003. Commission income from mutual fund, annuity and insurance sales increased $136,000 or 26 percent due to an increase in sales volume. Trust and investment services fees increased $133,000 or 21 percent due to a fee increase, effective January 1, 2004, and business growth. Other income increased $64,000 or 21 percent due primarily to increases in ATM fees, consumer loan insurance fees and credit card merchant fees, which reflected a greater volume of transactions.

NONINTEREST EXPENSE

Total noninterest expense for the current nine-month period was $9,474,000, an increase of $332,000 or 4 percent above the same period in 2003. The increase was primarily attributable to increases in personnel and marketing expenses. The $287,000 or 6 percent increase in personnel expense was the result of increases in wage and payroll tax expense, health insurance expense, recruiting expense and decreased mortgage loan origination cost deferrals. Wage and payroll tax expense increased approximately $102,000 or 2 percent above the prior period due to planned staff additions, including staffing for a full service financial center that was operational in October 2004. The small increase in wage and payroll tax expense in the current period reflects staff reductions and realignments, and improved operational efficiency that resulted from a company wide performance evaluation conducted by a consulting firm in 2003. Health insurance expense increased $54,000 or 17 percent due to rising health care premiums. During the current period, management incurred recruiting expenses to upgrade talent in accordance with corporate strategy. The decrease in mortgage loan origination cost deferrals was the result of a significant decrease in mortgage banking activity. The $105,000 or 43 percent increase in marketing expense was attributable to a larger marketing budget, including market research.

While personnel and marketing expenses increased in the current period, professional and legal, and foreclosed real estate expenses decreased and other expense was flat. Current period professional and legal expense decreased $108,000 or 30 percent from the prior period. During 2003, the Corporation paid a consulting firm approximately $275,000 over the course of that year to conduct a company wide performance evaluation of staffing and work processes. Acting upon the consultant's recommendations, management realigned staffing to move toward industry standards and improved operating efficiency. These benefits, on an annualized basis, far exceeded the one time consultant's fee. The $56,000 or 70 percent decrease in foreclosed real estate expense for the current period is attributable to a smaller portfolio and cost recoveries. The relatively small $6,000 or .4 percent increase in other expense reflects a $101,000 recovery of expenses (i.e., problem loan carrying costs) from the payoff of a nonperforming business loan in the prior period. In the period ahead, it is probable that noninterest expense will increase due to planned expansion of the banking franchise as described below.

Planned Franchise Expansion

On October 6, 2004, PeoplesBank opened its twelfth financial center at 2510 Delta Road, Brogue, Pennsylvania. Application has been made with appropriate regulatory authorities to establish a financial center in the Borough of New Freedom, Pennsylvania. Construction should soon begin with completion scheduled for March 2005. In accordance with the Corporation's retail expansion strategy, PeoplesBank plans to add another financial center during the second quarter of 2005.

INCOME TAXES

The provision for federal income tax was $964,000 for the current nine-month period, compared to $936,000 for the same period in 2003. The $28,000 or 3 percent increase in tax was the result of an increase in pretax income. The tax increase in the current period was reduced by the recognition of tax credits from an investment in a low income housing partnership described below.

In June 2004, the Corporation began to recognize pro-rated tax credits on a monthly basis as rental units in a low income housing partnership are constructed and leased to qualified tenants. PeoplesBank holds a 73.47 percent interest, as a limited partner, representing a $2.8 million investment. The mission of the joint venture partnership is to construct and lease 60 new townhouses in Dover, PA. The project is well underway and management anticipates that it will be complete and fully operational by the end of 2004, based on a projection provided by the general partner.

BALANCE SHEET REVIEW

LOANS

On September 30, 2004, loans were approximately $286 million, an increase of $26 million or 10 percent above year-end 2003. The increase was attributable to growth in business and consumer loan portfolios.

DEPOSITS

On September 30, 2004, total deposits were approximately $325 million, an increase of $21 million or 7 percent above year-end 2003. The increase occurred primarily in core deposits such as demand, money market and savings accounts. During the first quarter, PeoplesBank began offering a money market deposit product called the Index Fund whose rate is linked to the published federal funds rate. The Index Fund, which has a minimum balance of $2.5 million, was targeted at PeoplesBank's wealth management customers. To date, the Index Fund has generated approximately $8 million in average deposits.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

Shareholders' equity or capital, as a source of funds, enables Codorus Valley to maintain asset growth and absorb losses. Total shareholders' equity was approximately $35,376,000 on September 30, 2004, an increase of $1,587,000 or 5 percent above December 31, 2003. The increase was caused primarily by an increase in retained net income from profitable operations. Growth in equity was constrained by rising market interest rates, which decreased unrealized gains on investment securities, i.e., accumulated other comprehensive income.

On October 12, 2004, the board of directors declared a quarterly cash dividend of $.125 per common share, payable on or before November 9, 2004, to shareholders of record October 26, 2004. The following cash dividends per share were paid in 2004: $.125 in August; $.125 ($.119 adjusted) in May; and $.125 ($.119 adjusted) in February. On June 10, 2004, the Corporation distributed a 5 percent stock dividend, which resulted in the issuance of 141,672 common shares.

On October 14, 2004, the Corporation issued a press release, which it also filed on Form 8-K, announcing that its board of directors authorized the purchase, in open market and privately negotiated transactions, of up to 4.9 percent or approximately 146,000 shares of its currently outstanding common stock.

On October 26, 2004, the board of directors approved a $3 million capital acquisition strategy to support planned growth, which was subsequently approved by the Federal Reserve Bank of Philadelphia. Codorus Valley plans to issue $3 million in trust preferred debt with a 30-year maturity, but callable after the fifth year. Trust preferred debt is included as Tier I capital, subject to limitations, for regulatory capital ratio purposes. Interest expense on trust preferred debt is tax deductible. Funding is expected in December 2004.

Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 5 -- Regulatory Matters, to the financial statements. Management believes that Codorus Valley and PeoplesBank were well capitalized on September 30, 2004, based on FDIC capital guidelines.

RISK MANAGEMENT

NONPERFORMING ASSETS

Table 1 -- Nonperforming Assets, provides a summary of nonperforming assets and related ratios. The paragraphs below provide information for selected categories for September 30, 2004, compared to December 31, 2003.

TABLE 1-NONPERFORMING ASSETS

                                                   September 30,  December 31,
(dollars in thousands)                                 2004          2003
---------------------                              ------------   -----------
Nonaccrual loans                                      $  677         $  516
Accruing loans that are contractually past due
  90 days or more as to principal or interest            150             49
Foreclosed real estate, net of allowance               1,336          1,326
                                                      ------         ------
    Total nonperforming assets                        $2,163         $1,891
                                                      ======         ======
Ratios:
Nonaccrual loans as a % of total period-end loans       0.24%          0.20%

Nonperforming assets as a % of total period-end
    loans and net foreclosed real estate                0.75%          0.72%

Nonperforming assets as a % of total period-end
    stockholders' equity                                6.11%          5.60%

Allowance for loan losses as a multiple of
    nonaccrual loans                                     2.5x           3.3x

Nonaccrual loans were principally comprised of collateral dependent business loans. Accordingly, Codorus Valley recognized interest income on a cash basis for these loans. On September 30, 2004, the nonaccrual loan portfolio was $677,000, compared to $516,000 on December 31, 2003. The level of nonperforming loans was relatively low for both periods. On September 30, 2004, the portfolio was comprised of 15 unrelated accounts ranging in size from $6,000 to $198,000. Accounts within the nonaccrual loan portfolio vary by industry and are generally collateralized with real estate assets. Management and the board of directors evaluate the allowance for loan losses at least quarterly. Efforts to modify contractual terms for individual accounts, based on prevailing market conditions, or liquidate collateral assets, are proceeding as quickly as potential buyers can be located and legal constraints permit.

The level of accruing loans that are contractually past due 90 days or more as to principal or interest was not significant for the periods presented. Generally, loans in the past due category are adequately collateralized and in the process of collection.

Foreclosed real estate, net of allowance, was $1,336,000 on September 30, 2004, approximately the same as year end 2003. One account for $1,308,000 represented most of the portfolio balance. This account is currently in litigation with the borrower and described on page 22, under Part II, Item 1, Legal Proceedings. As of September 30, 2004, management established an $18,500 allowance for the foreclosed real estate assets portfolio. For the first nine months of 2004, an $18,500 loss provision was recorded to reflect losses associated with declines in net realizable value. Comparatively, a $55,000 loss provision was recorded in the first nine months of 2003. Efforts to liquidate foreclosed real estate are proceeding as quickly as potential buyers can be located.

FORFEITURE ACTION RELATED TO MORTGAGED PROPERTY

On March 26, 2003, the United States Attorney's Office began a property (in rem) civil forfeiture action, by Complaint in the United States District Court for the Middle District of Pennsylvania, titled United States of America v. Approximately 83 Acres of Real Estate Located in Fairview Township, York County, Pennsylvania, titled in the name of CCA Associates, Inc. The real property, which is the subject of the forfeiture action, serves as the sole collateral for a loan by PeoplesBank to CCA Associates, Inc. (CCA), the owner or reputed owner of this property. The loan to CCA, which was guaranteed by a third party, has a current principal balance of $1,300,000 plus accrued interest and other fees and costs. The third party guarantor pled guilty and was sentenced to serve eight years for his involvement in criminal activity. PeoplesBank intends to protect its mortgage interest in the real estate from forfeiture through available defenses including the "innocent owner defense." As of the date this report was filed, the loan was current and classified as a performing asset. Management believes that the primary debt obligation to PeoplesBank will be satisfied once the property is liquidated and the proceeds from the sale distributed. Therefore, management does not believe that the forfeiture action will have a material adverse impact on the Corporation.

ALLOWANCE FOR LOAN LOSSES

Table 2 -- Analysis of Allowance for Loan Losses, shows the allowance was $1,719,000 or .60 percent of total loans on September 30, 2004, compared to $1,775,000 or .71 percent of total loans, respectively, on September 30, 2003. The $56,000 or 3 percent decrease in the allowance was attributable to management's assessment of improved quality of the overall loan portfolio. Based on a recent evaluation of potential loan losses in the current portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on September 30, 2004.

TABLE 2-ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

(dollars in thousands)                                   2004        2003
----------------------                                  ------      ------
Balance-January 1,                                      $1,694      $1,515

Provision charged to operating expense                     205         478

Loans charged off:
      Commercial                                           215         193
      Real estate-mortgage                                  30           0
      Consumer                                             111          69
                                                        ------      ------
          Total loans charged off                          356         262
Recoveries:
      Commercial                                           166          19
      Real estate-mortgage                                   1           0
      Consumer                                               9          25
                                                        ------      ------
          Total recoveries                                 176          44
                                                        ------      ------
          Net charge-offs                                  180         218
                                                        ------      ------
Balance-September 30,                                   $1,719      $1,775
                                                        ------      ------
Ratios:
Net charge-offs (annualized) to average total loans       0.09%       0.12%
Allowance for loan losses to total loans
      at period-end                                       0.60%       0.71%
Allowance for loan losses to nonaccrual loans
      and loans past due 90 days or more                 207.9%       82.3%

LIQUIDITY

Codorus Valley's loan-to-deposit ratio, which is used as a broad measure of liquidity, was approximately 88 percent on September 30, 2004, compared to 86 percent on December 31, 2003. Liquidity for both periods was adequate based on availability from many sources, including the potential liquidation of a $63 million portfolio of available-for-sale securities, valued at September 30, 2004. Another important source of liquidity for PeoplesBank is available credit from the Federal Home Loan Bank of Pittsburgh (FHLBP). On June 30, 2004, the latest available date, available funding from the FHLBP was approximately $74 million.

Off-Balance Sheet Arrangements

Codorus Valley's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments of existing loans, and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on September 30, 2004, totaled $75,806,000 and consisted of $42,549,000 in unfunded commitments of existing loans, $29,431,000 to grant new loans and $3,826,000 in letters of credit. Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon.

Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore do not present a significant liquidity risk to Codorus Valley.

Contractual Obligations

Codorus Valley has various long-term contractual obligations outstanding at September 30, 2004, including long-term debt, time deposits and obligations under capital and operating leases. These obligations have not changed significantly from those reported in Table 11 of the Form 10-K for 2003. A schedule of long-term debt for the period ended September 30, 2004, compared to December 31, 2003, is provided in Note 4 to the financial statements.

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

Codorus Valley performed a simulation on its balance sheet at September 30, 2004 and December 31, 2003. The results of the point-in-time analyses are shown in Table 3 -- Interest Rate Sensitivity. The analyses reveal that the Corporation's balance sheet was asset sensitive for both periods. Asset sensitive means that loan and investment assets will reprice to a greater and faster degree than the deposits and debt that fund them. Therefore, the balance sheet is positioned to benefit from economic growth and rising market interest rates. Conversely, if market interest rates decline, earnings are expected to decline. A detailed discussion of market interest risk is provided in the Corporation's annual report on Form 10-K for the period ended December 31, 2003.

TABLE 3-INTEREST RATE SENSITIVITY

                               at September 30, 2004
                               ----------------------        ------------
                                                              Change in
 Change in interest rates        Forecasted interest          net income
(basis points) over 12 mos         rate scenario             $000's    %
--------------------------     ----------------------        ------------
           +200                   High                          53    1.3
            0                     Flat (baseline)                0    0.0
           -200                   Low                         (263)  (6.3)
           +108                   Most likely                    6    0.2

                               at December 31, 2003
                               ----------------------        ------------
                                                              Change in
 Change in interest rates        Forecasted interest          net income
(basis points) over 12 mos         rate scenario             $000's    %
--------------------------     ----------------------        ------------
           +200                   High                         241    5.8
            0                     Flat (baseline)                0    0.0
           -200                   Low                         (438) (10.6)
           +88                    Most likely                   17    0.4

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

ITEM 4. CONTROLS AND PROCEDURES

Codorus Valley maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2004, the chief executive and chief financial officers of Codorus Valley concluded that Codorus Valley's disclosure controls and procedures were adequate.

Codorus Valley made no significant changes in its internal controls or in other factors that could significantly affect these controls in the quarter ended September 30, 2004, as evaluated by the chief executive and chief financial officers.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 19, 2003, a former bank client filed a counterclaim against PeoplesBank in the Court of Common Pleas of Dauphin County, Pennsylvania, alleging, among other things, that PeoplesBank: breached an implied-in-fact agreement to the claimants' related to loans made to the claimants; intentionally interfered with the claimants' existing contracts and prospective business relations; and made certain misrepresentations to the claimants. The claimants alleged to have incurred unliquidated losses and other damages in excess of $3.9 million and exemplary damages in excess of $35,000. The counterclaim was filed in response to the complaint filed by PeoplesBank whereby PeoplesBank alleged that the claimants defaulted on a promissory note resulting in damages to PeoplesBank in excess of $1.2 million. A settlement agreement was executed on September 9, 2004. The settlement of the client's claims did not have a material adverse impact on PeoplesBank's financial condition or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Codorus Valley made no repurchases of equity securities during the quarter ended September 30, 2004.

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

31a Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31b Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

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

                                         Codorus Valley Bancorp, Inc.
                                                  (Registrant)

November 10, 2004                        /s/ Larry J. Miller
                                         ------------------------
Date                                     Larry J. Miller
                                         President & CEO
                                         (Principal executive officer)

November 10, 2004                        /s/ Jann A. Weaver
                                         ------------------
Date                                     Jann A. Weaver
                                         Treasurer & Assistant Secretary
                                         (Principal financial and
                                         accounting officer)