Form 10-K
period 2004-12-31
CODORUS VALLEY BANCORP INC
filed 2005-03-29
CIK 806279

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the fiscal year ended December 31, 2004

or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________.

                         Commission file Number 0-15536

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

The aggregate market value of Codorus Valley Bancorp, Inc.'s voting stock held by non-affiliates was approximately $48,026,000 as of June 30, 2004.

As of March 10, 2005, Codorus Valley Bancorp, Inc. had 2,995,271 shares of common stock outstanding, par value $2.50 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

2004 Annual Report to Shareholders                            Parts I, II and IV
Proxy Statement for the Annual Meeting of Shareholders
 to be held May 17, 2005                                        Parts III and IV

                          CODORUS VALLEY BANCORP, INC.
                                 FORM 10-K INDEX

                                                                                PAGE
                                     PART I
Item
  1.  Business..................................................................   3
  2.  Properties................................................................   7
  3.  Legal proceedings.........................................................   8
  4.  Submission of matters to a vote of security holders.......................   8

                                    PART II
Item
  5.  Market for Codorus Valley Bancorp, Inc.'s common equity, related
         shareholder matters and issuer purchases of equity securities..........   9
  6.  Selected financial data...................................................   9
  7.  Management's discussion and analysis of financial condition
         and results of operations..............................................   9
  7A. Quantitative and qualitative disclosures about market risk................   9
  8.  Financial statements and supplementary data...............................  11
  9.  Changes in and disagreements with accountants on accounting and financial disclosure...............................................  11
  9A. Controls and procedures...................................................  11
  9B. Other information.........................................................  12

                                    PART III
Item
  10. Directors and executive officers of Codorus Valley Bancorp, Inc...........  12
  11. Executive compensation....................................................  12
  12. Security ownership of certain beneficial owners and management and related shareholder matters..........................................  12
  13. Certain relationships and related transactions............................  13
  14. Principal accountant fees and services....................................  13

                                     PART IV
Item
  15. Exhibits and financial statement schedules................................  13

Signatures .....................................................................  16

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

ITEM 1: BUSINESS

Codorus Valley is a Pennsylvania business corporation, incorporated on October 7, 1986. On March 2, 1987, Codorus Valley became a bank holding company, under the Bank Holding Company Act of 1956. PeoplesBank is its wholly owned bank subsidiary. SYC Realty Co., Inc. is its wholly owned nonbank subsidiary. Codorus Valley's business consists primarily of managing PeoplesBank, and its principal source of income is dividends received from PeoplesBank. On December 31, 2004, Codorus Valley had total consolidated assets of $408 million, total deposits and other liabilities of $372 million, and total shareholders' equity of $36 million.

BANK SUBSIDIARY

PeoplesBank, organized in 1934, is a Pennsylvania chartered bank. It is not a member of the Federal Reserve System. PeoplesBank offers a full range of business and consumer banking services through twelve financial centers located throughout York County, Pennsylvania. It also offers investment, insurance, trust and real estate services. The Federal Deposit Insurance Corporation insures the deposits of PeoplesBank to the maximum extent provided by law. On December 31, 2004, PeoplesBank had total loans of $302 million and total deposits of $330 million.

PeoplesBank is not dependent on deposits or exposed to a loan concentration to a single customer, or a small group of customers. Therefore, losses from a single customer, or small customer group, would not have a material adverse effect on the financial condition of PeoplesBank. At year-end 2004, the largest indebtedness of a single PeoplesBank client was $4,400,000 or 1.5 percent of the total loan portfolio.

At year-end 2004, the loan portfolio included one industry concentration that exceeded 10 percent of total loans. The commercial real estate leasing industry accounted for 12.2 percent of total loans, as compared to 11.8 percent at year-end 2003. Commercial leasing pertains to borrowers who lease real estate for business purposes. At year-end 2003, there was also a 10.3 percent concentration in the agricultural industry.

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

NONBANK SUBSIDIARIES

In November 2004, Codorus Valley formed CVB Statutory Trust I (Trust), a wholly-owned special purpose subsidiary. The sole purpose of the Trust is to execute the pooled trust preferred debt issuance of $3,093,000.

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

EMPLOYEES

At year-end 2004, PeoplesBank had 128 full-time employees, 28 part-time employees and 8 seasonal employees. Employees are not covered by a collective bargaining agreement and management considers its relations with employees to be good.

SEGMENT REPORTING

Management has determined that it operates in only one segment, community banking. The Corporation's non-banking activities are insignificant to the consolidated financial statements.

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

Federal and state banking laws and regulations govern such things as: the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, the types and terms of loans a bank may make and the collateral it may take, the activities of a bank with respect to mergers and consolidations, the establishment of branches, and the sale of nondeposit investment products by the bank and its insurance subsidiary. The Pennsylvania Insurance Department, the Securities and Exchange Commission (SEC) and the National Association of Securities Dealers (NASD) control and supervise the licensing and activities of employees engaged in the sale of nondeposit investment products.

Pennsylvania business and banking laws restrict dividend payments if certain conditions are met, and Codorus Valley and PeoplesBank are subject to regulatory capital requirements. More information about dividend restrictions and capital requirements can be found in Note 11 -- Regulatory Matters, to the financial statements of the 2004 Annual Report to Shareholders.

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

THE AMERICAN JOBS CREATION ACT OF 2004 In 2004, the American Jobs Creation Act
(Act) was enacted as the first major corporate tax act in years. The Act addresses a number of areas of corporate taxation including executive deferred compensation restrictions. The impact of the Act on Codorus Valley is unknown at this time, but management is monitoring its developments.

SARBANES-OXLEY ACT OF 2002 The Sarbanes-Oxley Act (SOA) was signed into law in July 2002 and applies to all companies, both U.S. and non-U.S. that file periodic reports under the Securities Exchange Act of 1934. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SEC is responsible for establishing rules to implement various provisions of the SOA. The SOA includes very specific disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC. The SOA represents significant regulation of the accounting profession, and has greatly impacted state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

Compliance costs associated with SOA, particularly Section 404, are expected to increase in the period ahead. Section 404 requires publicly held companies to document, test and certify that their internal control systems over financial reporting are effective.

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

USA PATRIOT ACT OF 2001 In October of 2001, the USA Patriot Act of 2001 was enacted to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

OTHER INFORMATION

The required statistical information for Item 1 can be found in the 2004 Annual Report to Shareholders, which is incorporated by reference under Exhibit 13.

The Annual Report on Form 10-K is filed with the Securities and Exchange Commission (SEC). Copies of this document and other SEC filings by Codorus Valley Bancorp, Inc. may be obtained electronically at PeoplesBank's website at www.peoplesbanknet.com (select Investor Relations, then select SEC filings), or the SEC's website at www.sec.gov/edgarhp.htm. Copies can also be obtained without charge by writing to: Treasurer, Codorus Valley Bancorp, Inc., P.O. Box 2887, York, PA 17405-2887.

ITEM 2: PROPERTIES

Codorus Valley owns the following property in fee, subject to two liens. A regional financial institution holds a first lien for approximately $1.7 million and Codorus Valley's wholly owned subsidiary PeoplesBank holds a second lien for approximately $2 million.

      Codorus Valley Corporate Center--The Corporate Center is located at 105 Leader Heights Road, York Township, York, PA. This facility serves as the corporate headquarters and is approximately 40,000 square feet. Approximately sixty-seven percent of the leasable space is leased to PeoplesBank; the remaining thirty-three percent, which is currently leased to nonaffiliated parties. The Corporate Center is adjacent to PeoplesBank's Data Operations Center and the Leader Heights office.

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

      Cape Horn Office--Located at 2587 Cape Horn Road, Red Lion in the Township of Windsor, PA.

      East York Office--Located at 2701 Eastern Boulevard, York in the Township of Springettsbury, PA.

PeoplesBank leases the following properties:

      Stewartstown Office--Located at 2 Ballast Lane in the borough of Stewartstown, PA. This office is a 1,278 square foot unit of a business complex known as Village Square at Stewartstown. The lease, signed November 29, 1993, is for a twenty-year term with four five-year term renewal options.

      South Hanover Office--Located at 1400 Baltimore Street, Hanover in Penn Township, PA. This office is a 1,850 square foot unit adjacent to a Rutter's Farm Store and gas station. The capital lease, effective February 1, 2001, is for a fifteen-year term with three five-year term renewal options.

      East Market Street Office--Located at 118 E. Market Street, York City, PA. This office is a 1,750 square foot unit located in the City of York. Management has negotiated a short-term lease for this space.

      West Philadelphia Street Office--Located at 221 W. Philadelphia Street, York City, PA. This office is a 2,814 square foot unit located in the City of York. The lease, effective December 10, 2002, is for an eight-year term with two five-year term renewal options.

      Brogue Office--Located at 2510 Delta Road in Chanceford Township, PA. This office is a 1,600 square foot portion of a business complex known as Brogue Center. The lease, effective November 5, 2004, is for a five-year term with five five-year term renewal options.

      West York Office--Located at 1477 Carlisle Road in West Manchester Township, PA. This office is a 2,800 square foot unit. The lease, effective December 1, 2004, is for a ten-year term with three five-year term renewal options.

All of the above properties are located in York County, Pennsylvania and, in the opinion of management, are adequate for the business purposes of Codorus Valley and its subsidiaries.

ITEM 3: LEGAL PROCEEDINGS

Legal proceedings appear in the 2004 Annual Report to Shareholders, under Note 16 -- Contingent Liabilities on page 26 and under the caption Forfeiture Action Related to Mortgaged Property on page 46 of Exhibit 13.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5: MARKET FOR CODORUS VALLEY BANCORP, INC.'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and dividend information appearing in the 2004 Annual Report to Shareholders, under the caption "Stock, Dividend and Broker Information", is incorporated by reference in response to this item and is included on page 52 of
Exhibit 13.

As of March 10, 2005, Codorus Valley had approximately 964 shareholders of record.

Related shareholder information appearing in the 2004 Annual Report to Shareholders, under the caption "Shareholders' Equity and Capital Adequacy", included in Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, is incorporated by reference in response to this item and is included on page 43 of Exhibit 13.

Information appearing in the 2005 Proxy Statement, under the caption "Securities Authorized for Issuance under Equity Compensation Plans" is incorporated by reference in response to this item.

ITEM 6: SELECTED FINANCIAL DATA

Information appearing in the 2004 Annual Report to Shareholders, under the caption "Selected Financial Data", is incorporated by reference in response to this item and is included on page 5 of Exhibit 13.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations in the 2004 Annual Report to Shareholders is incorporated by reference in response to this item and is included on pages 31 through 51 of
Exhibit 13.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information appearing in the 2004 Annual Report to Shareholders, under the caption "Market Risk Management" included in Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, is incorporated by reference in response to this item and is included on page 49 of
Exhibit 13.

The Asset-Liability Management Committee of PeoplesBank manages interest rate risk primarily through sensitivity analysis, which is described in the 2004 Annual Report to Shareholders on pages 49 and 50 of Exhibit 13. Periodically, it may also use a gap analysis as a secondary means for managing interest rate risk. The gap analysis begins by assigning interest rate sensitive assets and interest rate sensitive liabilities into future time periods, typically one year, based on a scheduled maturity or repricing date. Repriceable liabilities are then subtracted from repriceable assets to determine a difference, or gap. The measurement process relies on many assumptions such as the amount and timing of repriceable cash flows from interest rate sensitive assets and liabilities. The following assumptions are made about repriceable cash flows from interest rate sensitive assets:

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

Generally, cash flow assumptions for interest sensitive assets apply to interest sensitive liabilities with the exception of NOW, money market and savings deposits, which do not have scheduled maturities. Technically, NOW, money market and savings deposits can be repriced at any time. Historically, these deposits and rates have been relatively stable despite changes in market interest rates. This presumption about stability was incorporated in the current measurement process.

A schedule showing balance sheet repricing characteristics and an estimate of gap at December 31, 2004 is provided below. The gap is one way to measure how a change in market interest rates might impact net interest income for specific time frames. For example, the cumulative gap in the "181-365" repricing category represents a one year net asset position of $25.3 million or 6.8 percent of interest earning assets on December 31, 2004. The asset sensitive gap position implies that over the next year net income will increase if market interest rates rise and decrease if rates decline. The theory is that more assets will reprice, at higher market interest rates, than the liabilities that fund them.

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

                                              Codorus Valley Bancorp, Inc.
                                               Balance Sheet Gap Analysis
                                                                                                         After
   at December 31, 2004          0-30       31-90        91-180      181-365       1-2         2-5         5
  (dollars in thousands)         Days        Days         Days        Days        Years       Years      Years         Total
                               --------    --------     --------    --------    --------    --------    --------     --------
Interest earning assets:
Interest earning deposits      $     19    $      0     $      0    $    100    $      0    $      0    $      0     $    119
Securities,
available-for-sale                  281       3,569        2,854      10,370      13,635      23,669       8,209       62,587
Securities,
held-to-maturity                      0           0            0           0           0           0       9,103        9,103
Restricted investment in stock    2,450           0            0           0           0           0           0        2,450
Loans held for sale               1,589           0            0           0           0           0           0        1,589
Loans                           112,563      10,471       15,079      35,237      41,871      78,571       4,879      298,671
                               --------    --------     --------    --------    --------    --------    --------     --------
  Total                        $116,902    $ 14,040     $ 17,933    $ 45,707    $ 55,506    $102,240    $ 22,191     $374,519

Interest bearing
liabilities:
NOW deposits                   $      0    $ 10,797     $      0    $      0    $      0    $      0    $ 32,391     $ 43,188
Money market deposits            13,128      46,421            0           0           0      28,452           0       88,001
Savings deposits                      0       4,817            0           0           0           0      14,451       19,268
Time CDs less than $100,000      22,266       9,814        9,361      13,711      20,563      36,051           0      111,766
Time CDs $100,000 and above       6,422       2,858        1,733       3,366       2,597       9,441           0       26,417
Short-term borrowings            12,880           0            0           0           0           0           0       12,880
Long-term borrowings              1,803       3,243          225       6,440         936       6,616       7,350       26,613
                               --------    --------     --------    --------    --------    --------    --------     --------
 Total                         $ 56,499    $ 77,950     $ 11,319    $ 23,517    $ 24,096    $ 80,560    $ 54,192     $328,133

Period gap                     $ 60,403    $(63,910)    $  6,614    $ 22,190    $ 31,410    $ 21,680    $(32,001)    $ 46,386
Cumulative gap                 $ 60,403    $ (3,507)    $  3,107    $ 25,297    $ 56,707    $ 78,387    $ 46,386
Cumulative gap as a % of
 interest earning assets
 at December 31, 2004              16.1        (0.9)         0.8         6.8        15.1        20.9        12.4

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Codorus Valley's Consolidated Financial Statements and the Notes thereto, in the 2004 Annual Report to Shareholders, are incorporated by reference in response to this item and are included on pages 6 through 30 of Exhibit 13. Table 13-Summary of Quarterly Financial Data included in Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, in the 2004 Annual Report to Shareholders, is incorporated by reference in response to supplementary financial data and is included on page 51 of Exhibit 13.

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

Codorus Valley made no significant changes in its internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the evaluation of the controls by the chief executive and chief financial officers.

ITEM 9B: OTHER INFORMATION

Nothing to report.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF CODORUS VALLEY BANCORP, INC.

Information appearing in the Proxy Statement relating to the 2005 Annual Meeting of Shareholders to be held May 17, 2005 (Proxy Statement), under the captions "Information about Nominees and Continuing Directors" and "Executive Officers" is incorporated by reference in response to this item.

The Corporation has adopted a Code of Business Conduct and Ethics (Code of Ethics) as defined in Item 406 of Regulation S-K. The Code of Ethics was filed as Exhibit 14 to a Form 8-K, filed with the SEC on September 16, 2004 and is incorporated by reference in response to this item. The Code of Ethics is also published on PeoplesBank's website at www.peoplesbanknet.com, under the Investor Relations tab.

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

Based solely on its review of the copies of Forms 3, 4 and 5 and amendments thereto received by it, or written representations from certain reporting persons that no Form 5 was required for that reporting person, the Corporation believes that during the period from January 1, 2004 through December 31, 2004, its officers and directors were in compliance with all filing requirements applicable to them except for PeoplesBank senior vice president Scott T. Weaver who filed one late Form 4 to report a transaction during 2004.

ITEM 11: EXECUTIVE COMPENSATION

Information appearing in the Proxy Statement, under the captions "Compensation," "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Graph" is incorporated by reference in response to this item.

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a) Documents filed as part of this Form 10-K report.

      1.    Financial Statements

            The following consolidated statements of Codorus Valley Bancorp, Inc. are incorporated by reference in Part II, Item 8 hereof:

                  Report of Independent Registered Public Accounting Firm Consolidated Statements of Financial Condition
                  Consolidated Statements of Income
                  Consolidated Statements of Cash Flows
                  Consolidated Statements of Changes in Shareholders' Equity Notes to Consolidated Financial Statements

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

10.8 Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 4(a) Registration Statement no. 33-46171 on
          Amendment no. 4 to Form S-3, filed with the Commission on July 23,
          2004.)

10.9      Salary Continuation Agreement dated October 1, 1998 between
          PeoplesBank, A Codorus Valley Company and Larry J. Miller

10.10     Salary Continuation Agreement dated October 1, 1998 between
          PeoplesBank, A Codorus Valley Company and Harry R. Swift

10.11     Salary Continuation Agreement dated October 1, 1998 between
          PeoplesBank, A Codorus Valley Company and Jann Allen Weaver

10.12 Form of Group Term Replacement Plan, dated December 1, 1998, as amended, including Split Dollar Policy Endorsements pertaining to senior officers of the Corporation's subsidiary, PeoplesBank, A
          Codorus Valley Company

10.13 Form of Director Group Term Replacement Plan, dated December 1, 1998, including Split Dollar Policy Endorsements pertaining to non-employee directors of the Corporation's subsidiary, PeoplesBank, A Codorus
          Valley Company

11 Statement re: Computation of Earnings Per Share (Incorporated by reference to Exhibit 13 hereof 2004 Annual Report to Shareholders at
          Note 1 to the Consolidated Financial Statements.)

13        Excerpts from the Annual Report to Shareholders for fiscal year ended
          December 31, 2004.

14        Code of Ethics (Incorporated by reference to Exhibit 14 to Codorus
          Valley's Current Report on Form 8-K, filed with the Commission on
          September 16, 2004.)

21        List of subsidiaries of Codorus Valley Bancorp, Inc.

23        Consent of Independent Registered Public Accounting Firm

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

Codorus Valley Bancorp, Inc. (Registrant)

/s / Larry J. Miller
--------------------
Larry J. Miller, President                                 Date: March 22, 2005
and Chief Executive Officer

Under the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signature and Capacity
/s/ Rodney L. Krebs                 Chairman of the Board of                    3/22/05
-------------------                 Directors and Director
Rodney L. Krebs

/s/ Larry J. Miller                 President, Chief Executive Officer,         3/22/05
-------------------                 Vice Chairman of the Board of
Larry J. Miller                     Directors and Director
(Principal Executive Officer)


/s/ D. Reed Anderson                Director                                    3/22/05
--------------------
D. Reed Anderson, Esq.

/s/ M. Carol Druck                  Director                                    3/22/05
------------------
M. Carol Druck

/s/ MacGregor S. Jones              Director                                    3/22/05
----------------------
MacGregor S. Jones

__________________                  Director                                    3/22/05
Dallas L. Smith

/s/ Donald H. Warner                Director                                    3/22/05
--------------------
Donald H. Warner

/s/ Michael L. Waugh                Director                                    3/22/05
--------------------
Michael L. Waugh

/s/ Jann A. Weaver                  Treasurer and Assistant Secretary           3/22/05
------------------
Jann A. Weaver
(Principal Financial Officer)

__________________                  Vice President and Secretary                3/22/05
Harry R. Swift, Esq.

/s/ Diane E. Hill                   Vice President                              3/22/05
-----------------
Diane E. Hill

                                  EXHIBIT INDEX

                                                                                                     Page # in
                                                                                                  manually signed
Exhibit                                                                                               original
 Number                          Description of Exhibit                                              Form 10-K
-------   --------------------------------------------------------------------------------        ---------------
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

10.8      Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to
          Exhibit 4(a) Registration Statement no. 33-46171 on Amendment no. 4 to Form S-3,
          filed with the Commission on July 23, 2004.)

10.9      Salary Continuation Agreement dated October 1, 1998 between PeoplesBank, A
          Codorus Valley Company and Larry J. Miller                                              19-31

10.10     Salary Continuation Agreement dated October 1, 1998 between PeoplesBank, A
          Codorus Valley Company and Harry R. Swift                                               32-44

10.11     Salary Continuation Agreement dated October 1, 1998 between PeoplesBank, A
          Codorus Valley Company and Jann Allen Weaver                                            45-57

10.12     Form of Group Term Replacement Plan, dated December 1, 1998, as amended, including Split Dollar Policy Endorsements pertaining to senior officers of the
          Corporation's subsidiary, PeoplesBank, A Codorus Valley Company                         58-68

10.13     Sample form Director Group Term Replacement Plan, dated December 1, 1998, including Split Dollar Policy Endorsements pertaining to non-employee directors
          of the Corporation's subsidiary, PeoplesBank, A Codorus Valley Company                  69-77

11        Statement re: Computation of Earnings Per Share (Incorporated by reference to
          Exhibit 13, 2004 Annual Report to Shareholders at Note 1 to the Consolidated
          Financial Statements.)                                                                     87

13        Excerpts from the Annual Report to Shareholders for fiscal year ended December
          31, 2004.                                                                              78-127

14        Code of Ethics (Incorporated by reference to Exhibit 14 to Codorus Valley's
          Current Report on Form 8-K, filed with the Commission on September 16, 2004.)

21        List of subsidiaries of the Registrant                                                    128

23        Consent of Independent Registered Public Accounting Firm                                  129

24        Power of Attorney                                                                     130-131

31a       Certification of Principal Executive Officer Pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002                                                                132

31b       Certification of Principal Financial Officer Pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002                                                                133

32        Certification of Principal Executive Officer and Principal Financial Officer
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                                 134