Form 10-Q
period 2005-03-31
CODORUS VALLEY BANCORP INC
filed 2005-05-13
CIK 806279

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from____________to______________

                         COMMISSION FILE NUMBER: 0-15536

                          CODORUS VALLEY BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Pennsylvania                            23-2428543
     ------------------------------              ------------------
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)

    105 Leader Heights Road, P.O. Box 2887, York, Pennsylvania         17405
   ---------------------------------------------------------------------------
   (Address of principal executive offices)                         (Zip code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On April 26, 2005, 3,147,587 shares of common stock, par value $2.50, were outstanding, which includes the effect of the 5 percent stock dividend declared April 12, 2005.

                          Codorus Valley Bancorp, Inc.
                                 FORM 10-Q INDEX

                                                                                              Page #
                                                                                              ------
PART I - FINANCIAL INFORMATION

Item 1.  Financial statements:
           Consolidated statements of financial condition                                       3
           Consolidated statements of income                                                    4
           Consolidated statements of cash flows                                                5
           Consolidated statements of changes in shareholders' equity                           6
           Notes to consolidated financial statements                                           7

Item 2.  Management's discussion and analysis of financial condition and
             results of operations                                                             12

Item 3.  Quantitative and qualitative disclosures about market risk                            20

Item 4.   Controls and procedures                                                              20

PART II - OTHER INFORMATION

Item 1.  Legal proceedings                                                                     20

Item 2.  Unregistered sales of equity securities and use of proceeds                           20

Item 3.  Defaults upon senior securities                                                       21

Item 4.  Submission of matters to a vote of security holders                                   21

Item 5.  Other information                                                                     21

Item 6.  Exhibits                                                                              21

SIGNATURES                                                                                     23

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          Codorus Valley Bancorp, Inc.
                 Consolidated Statements of Financial Condition

                                                                                       Unaudited
                                                                                       March 31,          December 31,
(dollars in thousands, except per share data)                                            2005                2004
---------------------------------------------                                          ---------          ------------
ASSETS
Interest bearing deposits with banks                                                   $     118           $     119
Cash and due from banks                                                                   12,179               7,966
                                                                                       ---------           ---------
      Total cash and cash equivalents                                                     12,297               8,085
Securities available-for-sale                                                             60,444              62,587
Securities held-to-maturity (fair value $9,760 for 2005 and $10,240 for 2004)              9,103               9,103
Restricted investment in bank stock, at cost                                               2,008               2,450
Loans held for sale                                                                        1,149               1,589
Loans (net of deferred fees of $447 in 2005 and $481 in 2004)                            310,485             298,671
Less-allowance for loan losses                                                            (2,064)             (1,865)
                                                                                       ---------           ---------
      Net loans                                                                          308,421             296,806
Premises and equipment                                                                    10,698               9,909
Other assets                                                                              15,731              17,142
                                                                                       ---------           ---------
      Total assets                                                                     $ 419,851           $ 407,671
                                                                                       =========           =========

LIABILITIES
Deposits
    Noninterest bearing                                                                $  43,347           $  40,897
    Interest bearing                                                                     301,238             288,640
                                                                                       ---------           ---------
      Total deposits                                                                     344,585             329,537
Short-term borrowings                                                                      4,544              12,880
Long-term debt                                                                            31,311              26,613
Other liabilities                                                                          2,941               2,659
                                                                                       ---------           ---------
      Total liabilities                                                                  383,381             371,689

SHAREHOLDERS' EQUITY
Preferred stock, par value $2.50 per share;
   1,000,000 shares authorized;  0 shares issued and outstanding                               0                   0
Common stock, par value $2.50 per share;
   10,000,000 shares authorized; 3,147,587 shares issued and
   outstanding on 3/31/05 and 2,992,590 on 12/31/04                                        7,869               7,481
Additional paid-in capital                                                                22,873              20,293
Retained earnings                                                                          5,994               8,034
Accumulated other comprehensive (loss) income                                               (266)                174
                                                                                       ---------           ---------
      Total shareholders' equity                                                          36,470              35,982

                                                                                       ---------           ---------
      Total liabilities and shareholders' equity                                       $ 419,851           $ 407,671
                                                                                       =========           =========

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
                        Consolidated Statements of Income
                                    Unaudited

                                                                       Three months ended
                                                                            March 31,
(dollars in thousands, except per share data)                         2005            2004
---------------------------------------------                      ----------      ----------
INTEREST INCOME
Loans, including fees                                              $   5,144       $   4,181
Investment securities
    Taxable                                                              599             602
    Tax-exempt                                                           101             104
    Dividends                                                             19              13
Other                                                                      2               9
                                                                   ---------       ---------
      Total interest income                                            5,865           4,909
INTEREST EXPENSE
Deposits                                                               1,465           1,297
Federal funds purchased and other short-term borrowings                   51               4
Long-term debt                                                           376             322
                                                                   ---------       ---------
      Total interest expense                                           1,892           1,623
                                                                   ---------       ---------
      Net interest income                                              3,973           3,286
PROVISION FOR LOAN LOSSES                                                200              50
                                                                   ---------       ---------
      Net interest income after provision for loan losses              3,773           3,236
NONINTEREST INCOME
Trust and investment services fees                                       265             243
Service charges on deposit accounts                                      373             340
Mutual fund, annuity and insurance sales                                 283             236
Income from bank owned life insurance                                     65              78
Other income                                                             113             118
Gain on sales of mortgages                                                66              95
Gain on sales of securities                                                0               7
                                                                   ---------       ---------
      Total noninterest income                                         1,165           1,117
NONINTEREST EXPENSE
Personnel                                                              1,834           1,667
Occupancy of premises, net                                               324             272
Furniture and equipment                                                  317             320
Postage, stationery and supplies                                         102              90
Professional and legal                                                    65              85
Marketing and advertising                                                 89             108
Other                                                                    550             565
                                                                   ---------       ---------
      Total noninterest expense                                        3,281           3,107
                                                                   ---------       ---------
      Income before income taxes                                       1,657           1,246
PROVISION FOR INCOME TAXES                                               429             327
                                                                   ---------       ---------
      Net income                                                   $   1,228       $     919
                                                                   =========       =========
      Net income per share, basic                                  $    0.39       $    0.29
      Net income per share, diluted                                $    0.38       $    0.29
                                                                   =========       =========

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                    Unaudited

                                                                                  Three months ended
                                                                                       March 31,
(dollars in thousands)                                                           2005             2004
----------------------                                                         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $  1,228         $    919
Adjustments to reconcile net income to net cash provided by operations
    Depreciation                                                                    255              255
    Provision for loan losses                                                       200               50
    Amortization of investment in real estate partnership                           119               54
    Increase in cash surrender value of life insurance investment                   (65)             (78)
    Originations of held for sale mortgages                                      (5,108)          (7,173)
    Proceeds from sales of held for sale mortgages                                5,614            7,931
    Gain on sales of held for sale mortgages                                        (66)             (95)
    Gain on sales of securities                                                       0               (7)
    Gain on sales of foreclosed real estate                                         (27)               0
    Decrease (increase) in accrued interest receivable and other assets              64             (305)
    Increase in accrued interest payable and other liabilities                      342              601
    Other, net                                                                      117              133
                                                                               --------         --------
      Net cash provided by operating activities                                   2,673            2,285
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available-for-sale
    Purchases                                                                    (2,403)          (2,634)
    Maturities and calls                                                          3,810              882
    Sales                                                                             0            3,261
Net decrease in restricted investment in bank stock                                 442              294
Net increase in loans made to customers                                         (11,872)          (3,823)
Purchases of premises and equipment                                              (1,047)            (230)
Investment in real estate partnership                                                 0             (443)
Purchase of insurance agency assets                                                 (60)               0
Proceeds from sales of foreclosed real estate                                     1,559                0
                                                                               --------         --------
      Net cash used in investing activities                                      (9,571)          (2,693)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits                                       8,737           13,125
Net increase in time deposits                                                     6,311              481
Net decrease in short-term borrowings                                            (8,336)          (6,795)
Proceeds from issuance of long-term debt                                          5,000            1,800
Repayment of long-term debt                                                        (302)          (2,012)
Dividends paid                                                                     (375)            (355)
Issuance of common stock                                                             75               26
                                                                               --------         --------
      Net cash provided by financing activities                                  11,110            6,270
                                                                               --------         --------
      Net increase in cash and cash equivalents                                   4,212            5,862
      Cash and cash equivalents at beginning of year                              8,085           12,408
                                                                               --------         --------
      Cash and cash equivalents at end of period                               $ 12,297         $ 18,270
                                                                               ========         ========

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
           Consolidated Statements of Changes in Shareholders' Equity
                                    Unaudited

                                                                                        Accumulated
                                                                Additional                 Other
                                                       Common    Paid-in    Retained   Comprehensive
(dollars in thousands, except per share data)          Stock     Capital    Earnings      Income        Total
---------------------------------------------          ------   ----------  --------   -------------   -------
For the three months ended March 31, 2005

Balance, December 31, 2004                             $7,481     $20,293   $  8,034      $   174      $35,982
Comprehensive income:
  Net income                                                                   1,228                     1,228
  Other comprehensive loss, net of tax:
   Unrealized losses on securities, net                                                      (440)        (440)
                                                                                                       -------
      Total comprehensive income                                                                           788
Cash dividends ($.119 per share, adjusted)                                      (375)                     (375)
5% stock dividend - 149,885 shares at fair value          375       2,518     (2,893)                        0
Issuance of common stock -
  5,112 shares under stock option plan                     13          62                                   75
                                                       ------     -------   --------     --------      -------

Balance, March 31, 2005                                $7,869     $22,873   $  5,994     ($   266)     $36,470
                                                       ======     =======   ========     ========      =======

For the three months ended March 31, 2004

Balance, December 31, 2003                             $7,094     $17,451   $  8,498      $   746      $33,789
Comprehensive income:
  Net income                                                                     919                       919
  Other comprehensive income, net of tax:
   Unrealized gains on securities, net                                                        275          275
                                                                                                       -------
      Total comprehensive income                                                                         1,194
Cash dividends ($.113 per share, adjusted)                                      (355)                     (355)
5% stock dividend - 141,964 shares at fair value          355       2,662     (3,017)                        0
Issuance of common stock -
  1,654 shares under stock option plan                      4          22                                   26
                                                       ------     -------   --------     --------      -------

Balance, March 31, 2004                                $7,453     $20,135   $  6,045      $ 1,021      $34,654
                                                       ======     =======   ========     ========      =======

See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The interim financial statements are unaudited. However, they reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial condition and results of operations for the reported periods, and are of a normal and recurring nature.

These statements should be read in conjunction with the notes to the audited financial statements contained in the 2004 Annual Report to Shareholders.

The consolidated financial statements include the accounts of Codorus Valley Bancorp, Inc. and its wholly owned bank subsidiary, PeoplesBank, A Codorus Valley Company (PeoplesBank), and its wholly owned nonbank subsidiary, SYC Realty Company, Inc., (collectively referred to as Codorus Valley or Corporation). PeoplesBank has two wholly owned subsidiaries, SYC Insurance Services, Inc. and SYC Settlement Services, Inc. All significant intercompany account balances and transactions have been eliminated in consolidation. The combined results of operations of the nonbank subsidiaries are not material to the consolidated financial statements.

The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

Stock dividend and per share computations

All per share computations include the effect of stock dividends declared, including the 5 percent stock dividend declared April 12, 2005. The weighted average number of shares of common stock outstanding used for basic and diluted calculations follows.

                       Three months ended
                            March 31,
                       ------------------
(In thousands)         2005          2004
--------------         ----          ----
Basic                  3,145        3,129
Diluted                3,212        3,200

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

                                                                                                                Three months ended
                                                                                                                     March 31,
(Dollars in thousands, except per share data)                                                                    2005        2004
---------------------------------------------                                                                    ----        ----
Reported net income                                                                                             $1,228       $919
Deduct total stock-based employee compensation expense determined under fair value based method for all
   awards, net of related tax effects                                                                               14          5
                                                                                                                ------       ----
Pro forma net income                                                                                            $1,214       $914
Reported basic earnings per share                                                                               $  .39       $.29
Reported diluted earnings per share                                                                             $  .38       $.29
Pro forma basic earnings per share                                                                              $  .39       $.29
Pro forma diluted earnings per share                                                                            $  .38       $.29

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

                                                                   Three months ended
                                                                        March 31,
(Dollars in thousands)                                               2005        2004
----------------------                                               ----        ----
Unrealized holding (losses) gains arising during the period        $ (667)      $ 424
Reclassification adjustment for gains included in income                0          (7)
                                                                   ------       -----
Net unrealized (losses) gains                                        (667)        417
Tax effect                                                            227        (142)
                                                                   ------       -----
Net of tax amount                                                  $ (440)      $ 275
                                                                   ------       -----

New Accounting Pronouncements

On April 14, 2005, the Securities and Exchange Commission announced a new rule that allows companies to implement Statement No. 123(R), "Accounting for Stock-Based Compensation" at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. This means that a calendar year company, such as Codorus Valley, will need to comply with Statement No. 123(R) when it files financial statements for first quarter 2006, instead of third quarter 2005.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) revised Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. Statement No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). Public companies are required to adopt the new standard using a modified prospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. The Corporation is currently evaluating the impact of this standard on its results of operations and financial position.

NOTE 3 -- DEPOSITS

The composition of deposits on March 31, 2005 and December 31, 2004, was as follows:

                                 March 31,    December 31,
(Dollars in thousands)             2005           2004
----------------------           ---------    ------------
Noninterest bearing demand       $ 43,347      $   40,897
NOW                                45,036          43,188
Money market                       90,925          88,001
Savings                            20,783          19,268
Time CDs less than $100,000       115,598         111,766
Time CDs $100,000 or more          28,896          26,417
                                 --------      ----------
Total deposits                   $344,585      $  329,537
                                 ========      ==========

NOTE 4 -- LONG-TERM DEBT

A summary of long-term debt at March 31, 2005 and December 31, 2004 follows:

                                                                                                       March 31,  December 31,
(Dollars in thousands)                                                                                   2005         2004
----------------------                                                                                 -------    -----------
Obligations of PeoplesBank to FHLBP
  Due 2005, 5.36%, convertible quarterly                                                               $ 6,000    $    6,000
  Due 2007, 4.69%, amortizing                                                                              754           857
  Due 2009, 3.47%, convertible quarterly after December 2006                                             5,000         5,000
  Due 2011, 4.30%, amortizing                                                                            4,940             0
  Due 2013, 3.46%, amortizing                                                                            4,208         4,318
  Due 2014, 6.43%, convertible quarterly after July 2009                                                 5,000         5,000
Obligations of Codorus Valley Bancorp, Inc.
  Due 2011, floating rate based on 1 month LIBOR plus 1.50%, amortizing                                  1,705         1,728
  Due 2034, floating rate based on 3 month LIBOR plus 2.02%, callable quarterly after December 2009      3,093         3,093
                                                                                                       -------    ----------
                                                                                                        30,700        25,996
Capital lease obligation                                                                                   611           617
                                                                                                       -------    ----------
Total long-term debt                                                                                   $31,311    $   26,613
                                                                                                       -------    ----------

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

The obligation of Codorus Valley due in 2011 is secured by a mortgage on the Codorus Valley Corporate Center office building at 105 Leader Heights Road, York, Pennsylvania.

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

Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to average assets (leverage ratio). Management believes that Codorus Valley and PeoplesBank were well capitalized on March 31, 2005, based on FDIC capital guidelines.

                                                      MINIMUM FOR                 WELL CAPITALIZED
                                  ACTUAL           CAPITAL ADEQUACY                   MINIMUM*
                              ---------------  --------------------------   ----------------------------
(dollars in thousands)         AMOUNT  RATIO      AMOUNT         RATIO          AMOUNT         RATIO
----------------------------  -------  ------  -------------   ----------   --------------  ------------
CODORUS VALLEY BANCORP, INC.
    AT MARCH 31, 2005
    Capital ratios:
       Tier 1 risk based      $39,222  11.63%  > or = $13,492  > or = 4.0%       n/a            n/a
       Total risk based        41,286  12.24   > or =  26,985  > or = 8.0        n/a            n/a
       Leverage                39,222   9.46   > or =  16,582  > or = 4.0        n/a            n/a

    AT DECEMBER 31, 2004
    Capital ratios:
       Tier 1 risk based      $38,285  11.77%  > or = $13,012  > or = 4.0%       n/a            n/a
       Total risk based        40,150  12.34   > or =  26,023  > or = 8.0        n/a            n/a
       Leverage                38,285   9.86   > or =  15,534  > or = 4.0        n/a            n/a

PEOPLESBANK
    AT MARCH 31, 2005
    Capital ratios:
       Tier 1 risk based      $34,752  10.49%  > or = $13,257  > or = 4.0%  > or = $19,885  > or =  6.0%
       Total risk based        36,816  11.11   > or =  26,513  > or = 8.0   > or =  33,142  > or = 10.0
       Leverage                34,752   8.51   > or =  16,341  > or = 4.0   > or =  20,427  > or =  5.0

    AT DECEMBER 31, 2004
    Capital ratios:
       Tier 1 risk based      $33,837  10.60%  > or = $12,774  > or = 4.0%  > or = $19,161  > or =  6.0%
       Total risk based        35,702  11.18   > or =  25,548  > or = 8.0   > or =  31,935  > or = 10.0
       Leverage                33,837   8.85   > or =  15,291  > or = 4.0   > or =  19,114  > or =  5.0

* To be well capitalized under prompt corrective action provisions.

NOTE 6 -- CONTINGENT LIABILITIES

Management is not aware of any contingent liabilities on March 31, 2005.

NOTE 7 -- GUARANTEES

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the PeoplesBank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $2,856,000 of standby letters of credit as of March 31, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2005, for guarantees under standby letters of credit issued is not material.

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

CRITICAL ACCOUNTING ESTIMATES:

Disclosure of Codorus Valley's significant accounting policies is included in
Note 1 to the consolidated financial statements of the 2004 Annual Report to Shareholders, filed as Exhibit 13 to the Annual Report on Form 10-K for the period ended December 31, 2004. Some of these policies are particularly sensitive, requiring management to make significant judgments, estimates and assumptions. Additional information is contained in Management's Discussion and Analysis for the most sensitive of these issues, including the provision and allowance for loan losses, located on pages 15 and 18 of this Form 10-Q.

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

As permitted by SFAS No. 123, the Corporation accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No.
25. Under APB No. 25, no compensation expense is recognized in the income statement related to any options granted under the Corporation's stock option plans. The pro forma impact of net income and earnings per share that would occur if compensation expense was recognized, based on the estimated fair value of the options on the date of the grant, is disclosed in Note 2 to the consolidated financial statements under the subheading Stock-Based Compensation. The Corporation plans to change its method of accounting for stock-based compensation in 2006, in accordance with Financial Accounting Statement No. 123(R), which is described in Note 2 under the subheading New Accounting Pronouncements. Based on stock options outstanding on December 31, 2004, approximately $23,000 will be expensed for full year 2006 and $6,000 for 2007.

Management discussed the development and selection of critical accounting estimates and related Management Discussion and Analysis disclosure with the Audit Committee. There were no material changes made to the critical accounting estimates during the periods presented within this report.

THREE MONTHS ENDED MARCH 31, 2005,
COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

INCOME STATEMENT ANALYSIS

OVERVIEW

Net income for the three-month period ended March 31, 2005, was $1,228,000 or $.38 per diluted share, compared to $919,000 or $.29 per diluted share, for the same period of 2004. The $309,000 or 34 percent increase in net income was the result of an increase in net interest income, which more than offset increases in noninterest expense and loan loss provision. The $687,000 or 21 percent increase in net interest income was attributable to an increase in interest income and fees from a larger volume of business loans. The $174,000 or 6 percent increase in noninterest expense was attributable to increases in personnel and occupancy expenses, primarily the result of financial center additions, as described below, and normal business growth. The current period loan loss provision was $200,000, an increase of $150,000 above the first quarter of 2004 based on management's assessment of overall credit quality, loan growth and macro-economic factors such as rising energy costs and interest rates.

PeoplesBank opened two full-service financial centers during the quarter ended March 31, 2005. The first, opened on February 23, is located at 1477 Carlisle Road in West Manchester Township, PA. The second, opened on March 21, is located at 26 East Main Street in the Borough of New Freedom, PA. Additionally, on October 6, 2004, PeoplesBank opened a financial center at 2510 Delta Road, Brogue, PA. As of March 31, 2005, PeoplesBank operated fourteen financial centers located strategically throughout York County, Pennsylvania.

Net income as a percentage of average total assets for the first three months (annualized) of 2005 was 1.18 percent, compared to 0.98 percent for the same period of 2004. Net income as a percentage of average shareholders' equity for the first three months (annualized) of 2005 was 13.43 percent, compared to 10.70 percent for the same period of 2004.

Total assets of the Corporation on March 31, 2005, were approximately $420 million, an increase of $40 million or 10 percent above March 31, 2004. Asset growth occurred primarily in business loans, which were funded primarily by core deposits. Based on a recent evaluation of probable loan losses and the current loan portfolio, management believes that the allowance is adequate to support losses inherent in the portfolio at March 31, 2005. Management also believes that the Corporation and PeoplesBank were well capitalized on March 31, 2005, based on FDIC capital guidelines. An explanation of the factors and trends that caused changes between the two periods, by earnings category, is provided below.

NET INTEREST INCOME

In response to US economic growth and price increases, market interest rates have trended upward since early 2004. The Federal Open Market Committee of the Federal Reserve (Fed) raised its target federal funds rate 25 basis points on two occasions this year, which moved the rate from 2.25 percent to 2.75 percent. The prime rate moved in lock-step and increased from 5.25 percent to 5.75 percent. In the period ahead, many economists expect the Fed to continue to increase short-term interest rates at a measured pace.

Net interest income for the three-month period ended March 31, 2005, was $3,973,000, an increase of $687,000 or 21 percent above the same period in 2004. Net interest income increased primarily as a result of an increase in interest income and fees from a larger volume of business loans. Earning assets averaged $380 million and yielded 6.37 percent (tax equivalent) for 2005, compared to $341 million and 5.91 percent, respectively, for 2004. The $39 million or 11 percent increase in average earning assets occurred primarily in business loans and secondarily in consumer loans. Interest bearing liabilities averaged $335 million at an average rate of 2.29 percent for 2005, compared to $305 million and 2.14 percent, respectively, for 2004. The $30 million or 10 percent increase in the average balance of interest bearing liabilities occurred primarily in core or non-CD deposits and secondarily in overnight borrowings and long-term debt. In the period ahead, growth in net interest income is expected to be constrained by increased funding costs, which are predicted to increase in response to rising market interest rates and competition.

PROVISION FOR LOAN LOSSES

A $200,000 provision expense for loan losses was recorded in the three-month period ended March 31, 2005, compared to $50,000 for the same period in 2004. The current period provision was based on management's estimate to bring the allowance to a level reflective of risk in the portfolio, loan growth and macro-economic factors such as rising energy costs and interest rates. Information regarding nonperforming assets and the allowance for loan losses can be found within those sections of this report.

NONINTEREST INCOME

Total noninterest income for the current three-month period was $1,165,000, an increase of $48,000 or 4 percent above the same period in 2004. The increase was attributable to increases in commission income from the sale of mutual fund, annuity and insurance products, trust fees and service charges on deposit accounts from normal business growth. Current period income from the sale of mortgages was below the first quarter of 2004 due primarily to rising market interest rates.

NONINTEREST EXPENSE

Total noninterest expense for the current three-month period was $3,281,000, an increase of $174,000 or 6 percent above the same period in 2004. The increase was primarily attributable to increases in personnel and occupancy expenses, which resulted from franchise expansion described in the overview of this section. An increase in health insurance expense (rate driven) also contributed to the increase in personnel expense. In the period ahead, it is probable that noninterest expense will increase due to recent and planned expansion of the banking franchise. Marketing expense is also likely to increase as management implements a planned brand image campaign in the second quarter of 2005.

INCOME TAXES

The provision for federal income tax was $429,000 for the current three-month period, compared to $327,000 for the same period in 2004. The $102,000 or 31 percent increase in tax was the result of an increase in pretax income. The tax increase in the current period was reduced by the recognition of tax credits from investments in low income housing partnerships. For the current period, tax credits totaled $83,000, compared to $37,000 for the first quarter of 2004.

BALANCE SHEET REVIEW

LOANS

On March 31, 2005, loans were approximately $310 million, an increase of $12 million or 4 percent above year-end 2004. The increase was attributable to growth in the business loan portfolio, principally fixed rate loans.

DEPOSITS

On March 31, 2005, total deposits were approximately $345 million, an increase of $15 million or 5 percent above year-end 2004. The increase was attributable in part to the addition of three financial centers. Two were opened in the first quarter of 2005 and one was opened in the fourth quarter of 2004. The increase in deposits occurred across all deposits categories.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

Shareholders' equity or capital, as a source of funds, enables Codorus Valley to maintain asset growth and absorb losses. Total shareholders' equity was approximately $36,470,000 on March 31, 2005, an increase of $488,000 or 1 percent above December 31, 2004. The increase was caused primarily by an increase in retained net income from profitable operations. Growth in equity was constrained by rising market interest rates, which resulted in unrealized losses on investment securities, i.e., accumulated other comprehensive loss.

On April 12, 2005, the Board of Directors declared a quarterly cash dividend of $.125 per common share ($.119 adjusted), payable on or before May 10, 2005, to shareholders of record April 26, 2005. This follows a $.125 per common share ($.119 adjusted) dividend paid in February. Also on April 12, 2005, the Board declared a 5 percent stock dividend payable on or before June 9, 2005, to shareholders of record April 26, 2005. Distribution of the stock dividend will result in the issuance of approximately 149,885 common shares, as reflected in the enclosed financial statements.

On October 14, 2004, the Corporation issued a press release, which was filed on Form 8-K, announcing that the Board of Directors authorized the purchase, in open market and privately negotiated transactions, of up to 4.9 percent or approximately 146,000 shares of its then outstanding common stock. As of March 31, 2005, the Corporation has not acquired any of its common stock under the authorization reported in October 2004.

Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 5 -- Regulatory Matters, to the financial statements. Management believes that Codorus Valley and PeoplesBank were well capitalized on March 31, 2005, based on FDIC capital guidelines.

RISK MANAGEMENT

NONPERFORMING ASSETS

Table 1 -- Nonperforming Assets, provides a summary of nonperforming assets and related ratios. The paragraphs below provide information for selected categories for March 31, 2005, compared to December 31, 2004.

TABLE 1-NONPERFORMING ASSETS

                                                         March 31,        December 31,
(dollars in thousands)                                     2005               2004
----------------------                                   ---------        ------------
Nonaccrual loans                                         $     593         $     622
Accruing loans that are contractually past due
  90 days or more as to principal or interest                  187                19
Foreclosed real estate, net of allowance                        31             1,535
                                                         ---------         ---------
    Total nonperforming assets                           $     811         $   2,176
                                                         =========         =========

Ratios:

Nonaccrual loans as a % of total period-end loans             0.19%             0.21%

Nonperforming assets as a % of total period-end
    loans and net foreclosed real estate                      0.26%             0.72%

Nonperforming assets as a % of total period-end
    stockholders' equity                                      2.22%             6.05%

Allowance for loan losses as a multiple of
    nonaccrual loans                                           3.5x              3.0x

Nonaccrual loans were principally comprised of collateral dependent business loans. Accordingly, Codorus Valley recognized interest income on a cash basis for these loans. On March 31, 2005, the nonaccrual loan portfolio was $593,000, compared to $622,000 on December 31, 2004. The level of nonperforming loans was relatively low for both periods. On March 31, 2005, the portfolio was comprised of 11 unrelated accounts ranging in size from $2,000 to $198,000. Accounts within the nonaccrual loan portfolio vary by industry and are generally collateralized with real estate assets. Management and the Board of Directors evaluate the allowance for loan losses at least quarterly. Efforts to modify contractual terms for individual accounts, based on prevailing market conditions, or liquidate collateral assets, are proceeding as quickly as potential buyers can be located and legal constraints permit.

The level of accruing loans that are contractually past due 90 days or more as to principal or interest was not significant for the periods presented. Generally, loans in the past due category are adequately collateralized and in the process of collection.

Foreclosed real estate, net of allowance, was $31,000 on March 31, 2005, compared to $1,535,000 on December 31, 2004. The decrease was attributable to the sale of real estate from one account, which totaled $1,522,000. Management fully recovered the carrying value of this property in February 2005. In management's judgment, a loss provision was unnecessary for periods ended March 31, 2005 and 2004, because the net realizable value of foreclosed real estate exceeded its carrying value. Efforts to liquidate foreclosed real estate are proceeding as quickly as potential buyers can be located.

ALLOWANCE FOR LOAN LOSSES

Table 2 -- Analysis of Allowance for Loan Losses, shows the allowance was $2,064,000 or .66 percent of total loans on March 31, 2005, compared to $1,768,000 or .67 percent of total loans, respectively, on March 31, 2004. The $296,000 or 17 percent increase in the allowance was based on management's estimate to bring the allowance to a level reflective of risk in the portfolio, loan growth and macro-economic factors such as rising energy costs and interest rates. Based on a recent evaluation of potential loan losses in the current portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on March 31, 2005.

TABLE 2-ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

(dollars in thousands)                                     2005           2004
----------------------                                   --------       --------
Balance-January 1,                                       $  1,865       $  1,694

Provision charged to operating expense                        200             50

Loans charged off:
      Commercial                                                1             50
      Real estate-mortgage                                      9              0
      Consumer                                                 18             13
                                                         --------       --------
          Total loans charged off                              28             63

Recoveries:
      Commercial                                               12             87
      Real estate-mortgage                                      0              0
      Consumer                                                 15              0
                                                         --------       --------
          Total recoveries                                     27             87
                                                         --------       --------

          Net charge-offs                                       1            (24)
                                                         --------       --------
Balance-March 31,                                        $  2,064       $  1,768
                                                         --------       --------
Ratios:
Net charge-offs (annualized) to average total loans          0.00%         -0.04%
Allowance for loan losses to total loans
      at period-end                                          0.66%          0.67%
Allowance for loan losses to nonaccrual loans
      and loans past due 90 days or more                    264.6%         148.6%

LIQUIDITY

Codorus Valley's loan-to-deposit ratio, which is used as a broad measure of liquidity, was approximately 90 percent on March 31, 2005, compared to 91 percent on December 31, 2004. Liquidity for both periods was adequate based on availability from many sources, including the potential liquidation of a $60 million portfolio of available-for-sale securities, valued at March 31, 2005. Another important source of liquidity for PeoplesBank is available credit from the Federal Home Loan Bank of Pittsburgh (FHLBP). On December 31, 2004, the latest available date, available funding from the FHLBP was approximately $93 million. The recent addition of three financial centers is expected to increase liquidity in the form of deposit growth.

Off-Balance Sheet Arrangements

Codorus Valley's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments of existing loans, and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on March 31, 2005, totaled $75,938,000 and consisted of $54,962,000 in unfunded commitments of existing loans, $18,120,000 to grant new loans and $2,856,000 in letters of credit. Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon.

Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore do not present a significant liquidity risk to Codorus Valley.

Contractual Obligations

Codorus Valley has various long-term contractual obligations outstanding at March 31, 2005, including long-term debt, time deposits and obligations under capital and operating leases. These obligations have not changed significantly, with one exception, from those reported in Table 11 of the Form 10-K for the year ended 2004. In January 2005, PeoplesBank borrowed $5 million from the Federal Home Loan Bank of Pittsburgh. This debt instrument has a 4.3 percent fixed rate of interest, amortizes over 15-years, and matures in January 2011. PeoplesBank used the proceeds from the debt to match-fund a business loan with a similar structure. A schedule of long-term debt for the period ended March 31, 2005, compared to December 31, 2004, is provided in Note 4 to the financial statements.

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

Codorus Valley performed a simulation on its balance sheet at March 31, 2005 and December 31, 2004. The results of the point-in-time analyses are shown in Table 3 -- Interest Rate Sensitivity. The analyses reveal that the Corporation's balance sheet was asset sensitive for both periods. Asset sensitive means that loan and investment assets will reprice to a greater and faster degree than the deposits and debt that fund them. Therefore, the balance sheet is positioned to benefit from economic growth and rising market interest rates. Conversely, if market interest rates decline, earnings are expected to decline. A detailed discussion of market interest risk is provided in the Corporation's annual report on Form 10-K for the period ended December 31, 2004.

TABLE 3-INTEREST RATE SENSITIVITY

                          at March 31, 2005
--------------------------------------------------------------------
                                                        Change in
 Change in interest rates     Forecasted interest      net income
(basis points) over 12 mos       rate scenario       $000's      %
--------------------------------------------------------------------
           +150                 Most likely             81      1.9
           +200                 High                    89      2.1
              0                 Flat (baseline)          0      0.0
           -200                 Low                   (155)    (3.7)

                        at December 31, 2004
--------------------------------------------------------------------
                                                        Change in
 Change in interest rates     Forecasted interest      net income
(basis points) over 12 mos       rate scenario       $000's      %
--------------------------------------------------------------------
           +125                 Most likely            141      3.4
           +200                 High                   161      3.9
              0                 Flat (baseline)          0      0.0
           -200                 Low                   (145)    (3.5)

OTHER RISKS

Future grand acts of terrorism in the United States of America, or in other countries, could erode consumer and business confidence and disrupt commerce, resulting in a prolonged economic recession. A prolonged economic recession could have a material adverse effect on the liquidity, capital resources or results of operations of Codorus Valley.

Periodically, federal and state legislation is proposed that could result in additional regulation of, or restrictions on, the business of Codorus Valley and its subsidiaries. Other than as discussed in the Corporation's Form 10-K for the year ended December 31, 2004, it cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of Codorus Valley and its subsidiaries.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the section entitled "Market risk management" within Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations on page 19 of this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Codorus Valley maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2005, the chief executive and chief financial officers of Codorus Valley concluded that Codorus Valley's disclosure controls and procedures were adequate.

Codorus Valley made no significant changes in its internal controls or in other factors that could significantly affect these controls in the quarter ended March 31, 2005, as evaluated by the chief executive and chief financial officers.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management of Codorus Valley and PeoplesBank is not aware of any material litigation, other than routine litigation incident to the nature of its business, nor any material proceedings pending, threatened or contemplated against Codorus Valley and PeoplesBank by government authorities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Codorus Valley made no repurchases of equity securities during the quarter ended March 31, 2005.

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

10.2 Amendments to the Employment Agreement by and among PeoplesBank, A Codorus Valley Company, Codorus Valley Bancorp, Inc., and Larry
               J. Miller dated October 1, 1997, including Executive Employment
               Agreement dated January 1, 1993 between Codorus Valley Bancorp,
               Inc., Peoples Bank of Glen Rock and Larry J. Miller. (Incor-prorated by reference to Exhibit 10.1 to Registrant's Current
               Report on Form 8-K, filed with the Commission on March 20, 2003.)

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

10.9           Salary Continuation Agreement dated October 1, 1998 between
               PeoplesBank, A Codorus Valley Company and Larry J. Miller
               (Incorporated by reference to Exhibit 10.9 of the Registrant's
               2004 Form 10-K filed with the Commission on March 29, 2005.)

10.10          Salary Continuation Agreement dated October 1, 1998 between
               PeoplesBank, A Codorus Valley Company and Harry R. Swift
               (Incorporated by reference to Exhibit 10.10 of the Registrant's
               2004 Form 10-K filed with the Commission on March 29, 2005.)

10.11          Salary Continuation Agreement dated October 1, 1998 between
               PeoplesBank, A Codorus Valley Company and Jann Allen Weaver
               (Incorporated by reference to Exhibit 10.11 of the Registrant's
               2004 Form 10-K filed with the Commission on March 29, 2005.)

10.12 Form of Group Term Replacement Plan dated December 1, 1998, as amended, including Split Dollar Policy Endorsements pertaining to senior officers of the Corporation's subsidiary, PeoplesBank, A
               Codorus Valley Company (Incorporated by reference to Exhibit
               10.12 of the Registrant's 2004 Form 10-K filed with the Commission on March 29, 2005.)

10.13          Sample form Director Group Term Replacement Plan, dated December
               1, 1998, including Split Dollar Policy Endorsements pertaining to non-employee directors of the Corporation's subsidiary, PeoplesBank, A Codorus Valley Company (Incorporated by reference to Exhibit 10.13 of the Registrant's 2004 Form 10-K filed with the Commission on March 29, 2005.)

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

                                    Codorus Valley Bancorp, Inc.
                                            (Registrant)

May 10, 2005                        /s/ Larry J. Miller
------------                        ----------------------
Date                                Larry J. Miller
                                    President & CEO
                                    (Principal executive officer)

May 10, 2005                        /s/ Jann A. Weaver
------------                        ----------------------
Date                                Jann A. Weaver
                                    Treasurer & Assistant Secretary
                                    (Principal financial and accounting officer)