Form 10-Q
period 2005-06-30
CODORUS VALLEY BANCORP INC
filed 2005-08-10
CIK 806279

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On July 26, 2005, 3,154,721 shares of common stock, par value $2.50, were outstanding.

                          Codorus Valley Bancorp, Inc.
                                 FORM 10-Q INDEX

                                                                                Page #
                                                                                ------
PART I - FINANCIAL INFORMATION

Item 1.   Financial statements:
           Consolidated statements of financial condition                          3
           Consolidated statements of income                                       4
           Consolidated statements of cash flows                                   5
           Consolidated statements of changes in shareholders' equity              6
           Notes to consolidated financial statements                              7

Item 2.   Management's discussion and analysis of financial condition and
             results of operations                                                12

Item 3.    Quantitative and qualitative disclosures about market risk             21

Item 4.   Controls and procedures                                                 21

PART II - OTHER INFORMATION

Item 1.   Legal proceedings                                                       22

Item 2.   Unregistered sales of equity securities and use of proceeds             22

Item 3.   Defaults upon senior securities                                         22

Item 4.   Submission of matters to a vote of security holders                     22

Item 5.   Other information                                                       22

Item 6.   Exhibits                                                                23

SIGNATURES                                                                        25

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          Codorus Valley Bancorp, Inc.
                 Consolidated Statements of Financial Condition

                                                                                  Unaudited
                                                                                   June 30,        December 31,
(dollars in thousands, except per share data)                                        2005             2004
---------------------------------------------------------------------------      ------------      ------------
ASSETS
Interest bearing deposits with banks                                             $        104      $        119
Cash and due from banks                                                                14,183             7,966
Federal Funds Sold                                                                      4,853                 0
                                                                                 ------------      ------------
      Total cash and cash equivalents                                                  19,140             8,085
Securities available-for-sale                                                          61,632            62,587
Securities held-to-maturity (fair value $9,864 for 2005 and $9,929 for 2004)            9,102             9,103
Restricted investment in bank stock, at cost                                            2,085             2,450
Loans held for sale                                                                     1,266             1,589
Loans (net of deferred fees of $489 in 2005 and $481 in 2004)                         319,332           298,671
Less-allowance for loan losses                                                         (2,207)           (1,865)
                                                                                 ------------      ------------
      Net loans                                                                       317,125           296,806
Premises and equipment                                                                 10,850             9,909
Other assets                                                                           15,999            17,142
                                                                                 ------------      ------------
      Total assets                                                               $    437,199      $    407,671
                                                                                 ============      ============
LIABILITIES
Deposits
    Noninterest bearing                                                          $     47,529      $     40,897
    Interest bearing                                                                  309,628           288,640
                                                                                 ------------      ------------
      Total deposits                                                                  357,157           329,537
Short-term borrowings                                                                       0            12,880
Long-term debt                                                                         39,482            26,613
Other liabilities                                                                       2,923             2,659
                                                                                 ------------      ------------
      Total liabilities                                                               399,562           371,689

SHAREHOLDERS' EQUITY
Preferred stock, par value $2.50 per share;
   1,000,000 shares authorized;  0 shares issued and outstanding                            0                 0
Common stock, par value $2.50 per share;
   10,000,000 shares authorized; 3,154,721 shares issued and
   outstanding on 6/30/05 and 2,992,590 on 12/31/04                                     7,887             7,481
Additional paid-in capital                                                             22,960            20,293
Retained earnings                                                                       6,705             8,034
Accumulated other comprehensive income                                                     85               174
                                                                                 ------------      ------------
      Total shareholders' equity                                                       37,637            35,982
                                                                                 ------------      ------------
      Total liabilities and shareholders' equity                                 $    437,199      $    407,671
                                                                                 ============      ============

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
                        Consolidated Statements of Income
                                    Unaudited

                                                                   Three months ended                Six months ended
                                                                        June 30,                         June 30,
(dollars in thousands, except per share data)                    2005             2004           2005             2004
---------------------------------------------------------     -----------      -----------     -----------      -----------
INTEREST INCOME
Loans, including fees                                         $     5,245      $     4,189     $    10,389      $     8,370
Investment securities
    Taxable                                                           615              580           1,214            1,182
    Tax-exempt                                                        102              105             203              209
    Dividends                                                          17                5              36               18
Other                                                                  27               15              29               24
                                                              -----------      -----------     -----------      -----------
      Total interest income                                         6,006            4,894          11,871            9,803
INTEREST EXPENSE
Deposits                                                            1,714            1,297           3,179            2,594
Federal funds purchased and other short-term borrowings                 6                0              57                4
Long-term debt                                                        416              288             792              610
                                                              -----------      -----------     -----------      -----------
      Total interest expense                                        2,136            1,585           4,028            3,208
                                                              -----------      -----------     -----------      -----------
      Net interest income                                           3,870            3,309           7,843            6,595
PROVISION FOR LOAN LOSSES                                             175              125             375              175
                                                              -----------      -----------     -----------      -----------
      Net interest income after provision for loan losses           3,695            3,184           7,468            6,420
NONINTEREST INCOME
Trust and investment services fees                                    315              250             580              493
Service charges on deposit accounts                                   396              358             769              698
Mutual fund, annuity and insurance sales                              363              190             646              426
Income from bank owned life insurance                                  66               48             131              126
Other income                                                          138              122             251              240
Gain on sales of mortgages                                             76               80             142              175
(Loss) gain on sales of securities                                    (86)               0             (86)               7
                                                              -----------      -----------     -----------      -----------
      Total noninterest income                                      1,268            1,048           2,433            2,165
NONINTEREST EXPENSE
Personnel                                                           1,928            1,724           3,762            3,391
Occupancy of premises, net                                            327              257             651              529
Furniture and equipment                                               314              294             631              614
Postage, stationery and supplies                                      143              112             245              202
Professional and legal                                                 76               69             141              154
Marketing and advertising                                             177              133             266              241
Other                                                                 565              555           1,115            1,120
                                                              -----------      -----------     -----------      -----------
      Total noninterest expense                                     3,530            3,144           6,811            6,251
                                                              -----------      -----------     -----------      -----------
      Income before income taxes                                    1,433            1,088           3,090            2,334
PROVISION FOR INCOME TAXES                                            348              277             777              604
                                                              -----------      -----------     -----------      -----------
      Net income                                              $     1,085      $       811     $     2,313      $     1,730
                                                              ===========      ===========     ===========      ===========
      Net income per share, basic                             $      0.35      $      0.26     $      0.74      $      0.55
      Net income per share, diluted                           $      0.34      $      0.25     $      0.72      $      0.54
                                                              ===========      ===========     ===========      ===========

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                    Unaudited

                                                                               Six months ended
                                                                                   June 30,
(dollars in thousands)                                                        2005          2004
-----------------------------------------------------------------------    ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                 $   2,313      $   1,730
Adjustments to reconcile net income to net cash provided by operations
    Depreciation                                                                 537            495
    Provision for loan losses                                                    375            175
    Amortization of investment in real estate partnership                        237            109
    Increase in cash surrender value of life insurance investment               (131)          (126)
    Originations of held for sale mortgages                                  (10,832)       (14,347)
    Proceeds from sales of held for sale mortgages                            11,297         15,827
    Gain on sales of held for sale mortgages                                    (142)          (175)
    Loss (gain) on sales of securities                                            86             (7)
    Gain on sales of foreclosed real estate                                      (27)             0
    Increase in accrued interest receivable and other assets                    (451)          (289)
    Increase in accrued interest payable and other liabilities                   324            377
    Other, net                                                                   155            266
                                                                           ---------      ---------
      Net cash provided by operating activities                                3,741          4,035
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available-for-sale
    Purchases                                                                (10,018)        (6,610)
    Maturities and calls                                                       6,703          1,772
    Sales                                                                      3,918          5,262
Net decrease in restricted investment in bank stock                              365            296
Net increase in loans made to customers                                      (20,709)       (16,720)
Purchases of premises and equipment                                           (1,484)          (687)
Investment in real estate partnership                                              0         (1,107)
Purchase of insurance agency assets                                              (60)          (105)
Proceeds from sales of foreclosed real estate                                  1,559              0
                                                                           ---------      ---------
      Net cash used in investing activities                                  (19,726)       (17,899)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits                                   16,731         24,293
Net increase in time deposits                                                 10,889          2,068
Net decrease in short-term borrowings                                        (12,880)        (6,795)
Proceeds from issuance of long-term debt                                      13,500          1,800
Repayment of long-term debt                                                     (631)        (2,240)
Dividends paid                                                                  (749)          (710)
Issuance of common stock                                                         186             26
Cash paid in lieu of fractional shares                                            (6)            (6)
                                                                           ---------      ---------
      Net cash provided by financing activities                               27,040         18,436
                                                                           ---------      ---------
      Net increase in cash and cash equivalents                               11,055          4,572
      Cash and cash equivalents at beginning of year                           8,085         12,408
                                                                           ---------      ---------
      Cash and cash equivalents at end of period                           $  19,140      $  16,980
                                                                           =========      =========

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
           Consolidated Statements of Changes in Shareholders' Equity
                                    Unaudited

                                                                                        Accumulated
                                                               Additional                 Other
                                                     Common     Paid-in     Retained   Comprehensive
(dollars in thousands, except per share data)        Stock      Capital     Earnings       Income        Total
------------------------------------------------    --------   ----------   --------   -------------   ---------
For the six months ended June 30, 2005

Balance, December 31, 2004                          $  7,481   $   20,293   $  8,034   $         174   $  35,982
Comprehensive income:
  Net income                                                                   2,313                       2,313
  Other comprehensive loss, net of tax:
   Unrealized losses on securities, net                                                          (89)        (89)
                                                                                                       ---------
      Total comprehensive income                                                                           2,224
Cash dividends ($.238 per share, adjusted)                                      (749)                       (749)
5% stock dividend - 149,593 shares at fair value         374        2,513     (2,893)                         (6)
Issuance of common stock -
  12,538 shares under stock option plan                   32          154                                    186
                                                    --------   ----------   --------   -------------   ---------

Balance, June 30, 2005                              $  7,887   $   22,960   $  6,705   $          85   $  37,637
                                                    ========   ==========   ========   =============   =========

For the six months ended June 30, 2004

Balance, December 31, 2003                          $  7,094   $   17,451   $  8,498   $         746   $  33,789
Comprehensive income:
  Net income                                                                   1,730                       1,730
  Other comprehensive loss, net of tax:
    Unrealized losses on securities, net                                                        (599)       (599)
                                                                                                       ---------
      Total comprehensive income                                                                           1,131
Cash dividends ($.226 per share, adjusted)                                      (710)                       (710)
5% stock dividend - 141,672 shares at fair value         354        2,656     (3,016)                         (6)
Issuance of common stock -
  1,654 shares under stock option plan                     4           22                                     26
                                                    --------   ----------   --------   -------------   ---------

Balance, June 30, 2004                              $  7,452   $   20,129   $  6,502   $         147   $  34,230
                                                    ========   ==========   ========   =============   =========

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

The results of operations for the six-month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

Stock dividend and per share computations

All per share computations include the effect of stock dividends declared, including the 5 percent stock dividend declared April 12, 2005. The weighted average number of shares of common stock outstanding used for basic and diluted calculations follows.

                             Three months ended         Six months ended
(In thousands)                    June 30,                  June 30,
--------------               ------------------       --------------------
                              2005        2004         2005         2004
                             ------      ------       ------       -------
Basic                        3,150       3,130        3,147        3,130
Diluted                      3,212       3,198        3,212        3,199

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

In accordance with Financial Accounting Standard No. 123, the Corporation has elected to disclose the pro forma information regarding net income and net income per share as if the stock options had been accounted for under the recognition provisions of the Standard. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma amounts are indicated in the following table:

                                                             Three months ended           Six months ended
                                                                  June 30,                    June 30,
(Dollars in thousands, except per share data)                2005          2004          2005          2004
------------------------------------------------------     ---------     ---------     ---------     ---------
Reported net income                                        $   1,085     $     811     $   2,313     $   1,730
Deduct total stock-based employee compensation expense
   determined under fair value based method for all
   awards, net of related tax effects                             24            15            38            20
                                                           ---------     ---------     ---------     ---------
Pro forma net income                                       $   1,061     $     796     $   2,275     $   1,710
                                                           ---------     ---------     ---------     ---------
Reported basic earnings per share                          $     .35     $     .26     $     .74     $     .55
                                                           ---------     ---------     ---------     ---------
Reported diluted earnings per share                        $     .34     $     .25     $     .72     $     .54
                                                           ---------     ---------     ---------     ---------
Pro forma basic earnings per share                         $     .34     $     .25     $     .72     $     .55
                                                           ---------     ---------     ---------     ---------
Pro forma diluted earnings per share                       $     .33     $     .25     $     .71     $     .53
                                                           =========     =========     =========     =========

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

                                               Three months ended         Six months ended
                                                      June 30,                June 30,
(Dollars in thousands)                         2005         2004         2005         2004
-----------------------------------------     -------      -------      -------      -------
Unrealized holding gains (losses) arising
   during the period                          $   446      $(1,324)     $  (221)     $  (900)
Reclassification adjustment for losses
   (gains) included in income                      86            0           86           (7)
                                              -------      -------      -------      -------
Net unrealized gains (losses)                     532       (1,324)        (135)        (907)
Tax effect                                       (181)         450           46          308
                                              -------      -------      -------      -------
Net of tax amount                             $   351      $  (874)     $   (89)     $  (599)
                                              =======      =======      =======      =======

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

In March 2005, the Securities and Exchange Commission released Staff Accounting Bulletin No. 107 (SAB No. 107), "Share Based Payment," providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement of Financial Accounting Standard No. 123(R), and the disclosures in the management discussion and analysis subsequent to adoption. The Corporation will provide SAB No. 107 required disclosures upon adoption of SFAS No.123(R).

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) revised Statement No. 123, "Accounting for Stock-

Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. Statement No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). Public companies are required to adopt the new standard using a modified prospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. The Corporation is currently evaluating the impact of this standard on its results of operations and financial position.

NOTE 3 -- DEPOSITS

The composition of deposits on June 30, 2005 and December 31, 2004, was as follows:

                                     June 30,      December 31,
(Dollars in thousands)                2005            2004
--------------------------          ----------     ------------
Noninterest bearing demand          $   47,529     $     40,897
NOW                                     48,565           43,188
Money market                            90,811           88,001
Savings                                 21,180           19,268
Time CDs less than $100,000            117,793          111,766
Time CDs $100,000 or more               31,279           26,417
                                    ----------     ------------
Total deposits                      $  357,157     $    329,537
                                    ==========     ============

NOTE 4 -- LONG-TERM DEBT

A summary of long-term debt at June 30, 2005 and December 31, 2004 follows:

                                                        June 30,       December 31,
(Dollars in thousands)                                    2005            2004
--------------------------------------------------     -----------     ------------
Obligations of PeoplesBank to FHLBP
      Due 2005, 5.36%, convertible quarterly           $     6,000     $      6,000
      Due 2007, 4.69%, amortizing                              650              857
      Due 2009, 3.47%, convertible quarterly after
        December 2006                                        5,000            5,000
      Due 2010, 4.32%                                        6,000                0
      Due 2011, 4.30%, amortizing                            4,880                0
      Due 2012, 4.25%, amortizing                            2,474                0
      Due 2013, 3.46%, amortizing                            4,096            4,318
      Due 2014, 6.43%, convertible quarterly after
        July 2009                                            5,000            5,000
Obligations of Codorus Valley Bancorp, Inc.
      Due 2011, floating rate based on 1 month
        LIBOR plus 1.50%, amortizing                         1,683            1,728
      Due 2034, floating rate based on 3 month
        LIBOR plus 2.02%, callable quarterly after
        December 2009                                        3,093            3,093
                                                       -----------     ------------
                                                            38,876           25,996
Capital lease obligation                                       606              617
                                                       -----------     ------------
Total long-term debt                                   $    39,482     $     26,613
                                                       ===========     ============

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

Codorus Valley has two long-term obligations. The first is due 2011 and is secured by a mortgage on the Codorus Valley Corporate Center office building at 105 Leader Heights Road, York, Pennsylvania. The second obligation is due 2034, which represents the issuance of trust preferred debt securities. Trust preferred debt securities were issued to support planned growth and are included in Tier 1 capital for regulatory capital purposes.

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

Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to average assets (leverage ratio). Management believes that Codorus Valley and PeoplesBank were well capitalized on June 30, 2005, based on FDIC capital guidelines.

                                                               MINIMUM FOR                    WELL CAPITALIZED
                                       ACTUAL                CAPITAL ADEQUACY                     MINIMUM*
                                -------------------    ----------------------------    -----------------------------
(dollars in thousands)           AMOUNT      RATIO         AMOUNT          RATIO             AMOUNT          RATIO
----------------------------    --------    -------    --------------   -----------    ---------------  ------------
CODORUS VALLEY BANCORP, INC.
     AT JUNE 30, 2005
     Capital ratios:
         Tier 1 risk based      $ 40,049     11.52 %   > or = $ 13,906  > or = 4.0 %               n/a          n/a
         Total risk based         42,256     12.15     > or =   27,812  > or = 8.0                 n/a          n/a
         Leverage                 40,049      9.56     > or =   16,759  > or = 4.0                 n/a          n/a

     AT DECEMBER 31, 2004
     Capital ratios:
         Tier 1 risk based      $ 38,285     11.77 %   > or = $ 13,012  > or = 4.0 %               n/a          n/a
         Total risk based         40,150     12.34     > or =   26,023  > or = 8.0                 n/a          n/a
         Leverage                 38,285      9.86     > or =   15,534  > or = 4.0                 n/a          n/a

PEOPLESBANK
     AT JUNE 30, 2005
     Capital ratios:
         Tier 1 risk based      $ 35,540     10.40 %   > or = $ 13,665  > or = 4.0 %   > or = $ 20,497  > or =   6.0 %
         Total risk based         37,747     11.05     > or =   27,329  > or = 8.0     > or =   34,161  > or =  10.0
         Leverage                 35,540      8.60     > or =   16,521  > or = 4.0     > or =   20,652  > or =   5.0

     AT DECEMBER 31, 2004
     Capital ratios:
         Tier 1 risk based      $ 33,837     10.60 %   > or = $ 12,774  > or = 4.0 %   > or = $ 19,161  > or =   6.0 %
         Total risk based         35,702     11.18     > or =   25,548  > or = 8.0     > or =   31,935  > or =  10.0
         Leverage                 33,837      8.85     > or =   15,291  > or = 4.0     > or =   19,114  > or =   5.0

* To be well capitalized under prompt corrective action provisions.

NOTE 6 -- CONTINGENT LIABILITIES

Management is not aware of any material contingent liabilities on June 30, 2005.

NOTE 7 -- GUARANTEES

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the PeoplesBank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $4,532,000 of standby letters of credit on June 30, 2005, compared to $2,857,000 on December 31, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2005, for guarantees under standby letters of credit issued is not material.

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

CRITICAL ACCOUNTING ESTIMATES:

Disclosure of Codorus Valley's significant accounting policies is included in
Note 1 to the consolidated financial statements of the 2004 Annual Report to Shareholders, filed as Exhibit 13 to the Annual Report on Form 10-K for the period ended December 31, 2004. Some of these policies are particularly sensitive, requiring management to make significant judgments, estimates and assumptions. Additional information is contained in Management's Discussion and Analysis for the most sensitive of these issues, including the provision and allowance for loan losses, located on pages 16 and 19 of this Form 10-Q.

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

As permitted by SFAS No. 123, the Corporation accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No.
25. Under APB No. 25, no compensation expense is recognized in the income statement related to any options granted under the Corporation's stock option plans. The pro forma impact of net income and earnings per share that would occur if compensation expense was recognized, based on the estimated fair value of the options on the date of the grant, is disclosed in Note 2 to the consolidated financial statements under the subheading Stock-Based Compensation. The Corporation plans to change its method of accounting for stock-based compensation in 2006, in accordance with Financial Accounting Statement No. 123(R), which is described in Note 2 under the subheading New Accounting Pronouncements. Based on stock options outstanding on June 30, 2005, approximately $50,000 will be expensed for full year 2006 and $34,000 for 2007.

Management discussed the development and selection of critical accounting estimates and related Management Discussion and Analysis disclosure with the Audit Committee. There were no material changes made to the critical accounting estimates during the periods presented within this report.

THREE MONTHS ENDED JUNE 30, 2005,
COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

OVERVIEW

Net income for the three-month period ended June 30, 2005, was $1,085,000 or $.34 per diluted share, compared to $811,000 or $.25 per diluted share, for the same period of 2004. The $274,000 or 34 percent increase in net income was the result of increases in net interest income and noninterest income, which more than offset increases in noninterest expense and loan loss provision. The $561,000 or 17 percent increase in net interest income was primarily attributable to an increase in interest income from a larger volume of business loans. The $220,000 or 21 percent increase noninterest income was primarily attributable to an increase in commission income from a larger volume of sales of mutual funds, annuities and insurance products. The $386,000 or 12 percent increase in noninterest expense resulted primarily from increases in personnel and occupancy expenses from franchise expansion described in the Income Statement Analysis Overview section of this report and normal business growth. The $50,000 or 40 percent increase in the current period loan loss provision reflected management's assessment of overall credit quality, loan growth and macro-economic factors such as rising energy costs and interest rates.

NET INTEREST INCOME

Net interest income for the three-month period ended June 30, 2005, was $3,870,000, an increase of $561,000 or 17 percent above the same period in 2004. The increase reflected an increase in average earning assets, principally business loans. Earning assets averaged $387 million and yielded 6.07 percent (tax equivalent) for the second quarter of 2005, compared to $347 million and
5.50 percent, respectively, for the second quarter 2004. The average balance of investment securities for both quarters was approximately $70 million; however the yield for the current quarter averaged 4.37 percent or 10 basis points above 2004. Interest bearing liabilities averaged $342 million at an average rate of
2.50 percent for 2005, compared to $311 million and 2.05 percent, respectively, for the second quarter of 2004. The $31 million or 10 percent increase in the average balance of interest bearing liabilities occurred primarily in core (non-CD deposits) and long-term debt. Throughout the second quarter, CD deposits, principally variable rate CDs, continued to trend upward outpacing the first quarter of 2005.

PROVISION FOR LOAN LOSSES

A $175,000 provision expense for loan losses was recorded in the three-month period ended June 30, 2005, compared to $125,000 for the same period in 2004. The current period provision was based on management's assessment of overall credit quality, loan growth and macro-economic factors such as rising energy costs and interest rates.

NONINTEREST INCOME

Total noninterest income for the current three-month period was $1,268,000, an increase of $220,000 or 21 percent above the second quarter of 2004. The increase was primarily attributable to an increase in commission income from the sale of mutual fund, annuity and insurance products, which resulted from a greater level of sales. Increases in trust fees and service charges on deposit accounts from normal business growth also contributed. The current period included an $86,000 loss from the sale of available-for-sale securities as part of an investment "swap." The swap entailed selling low yielding investments at a loss and replacing them with higher yielding investments, which is designed to increase portfolio yield and interest income in future periods.

NONINTEREST EXPENSE

Total noninterest expense for the current three-month period was $3,530,000, an increase of $386,000 or 12 percent above the same period in 2004. The increase was primarily attributable to increases in personnel and occupancy expenses, which resulted from expansion of the banking franchise described in the Income Statement Analysis Overview section of this report. Franchise expansion also resulted in increases in stationery and supplies and advertising expenses.

INCOME TAXES

The provision for federal income tax was $348,000 for the current three-month period, compared to $277,000 for the same period in 2004. The $71,000 or 26 percent increase in tax provision was the result of a 32 percent increase in pretax income. The tax increase in the current period was reduced by the recognition of tax credits from investments in low income housing partnerships. For the current period, tax credits totaled $83,000, compared to $37,000 for the second quarter of 2004.

SIX MONTHS ENDED JUNE 30, 2005,
COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

INCOME STATEMENT ANALYSIS

OVERVIEW

Net income for the six-month period ended June 30, 2005, was $2,313,000 or $.72 per diluted share, compared to $1,730,000 or $.54 per diluted share, for the same period of 2004. The $583,000 or 34 percent increase in net income was the result of increases in net interest income and noninterest income, which more than offset increases in noninterest expense and loan loss provision. The $1,248,000 or 19 percent increase in net interest income was attributable to an increase in interest income and fees from a larger volume of business and consumer loans. The net interest margin was 4.30 percent for the current period, compared to 3.92 percent for the first six months of 2004. The $268,000 or 12 percent increase in noninterest income was attributable to increases in commissions and fees, which resulted from increased sales and business growth. The $560,000 or 9 percent increase in noninterest expense was attributable to increases in personnel and occupancy expenses associated with corporate expansion, as described below, and normal business growth. The loan loss provision was $375,000 for the current six-month period, an increase of $200,000 or 114 percent above the same period of 2004 based on management's assessment of overall credit quality, loan growth and uncontrollable macro-economic factors such as rising energy costs and interest rates.

PeoplesBank opened two full-service financial centers during the quarter ended March 31, 2005. The first, opened on February 23, is located at 1477 Carlisle Road in West Manchester Township, PA. The second, opened on March 21, is located at 26 East Main Street in the Borough of New Freedom, PA. Additionally, on October 6, 2004, PeoplesBank opened a financial center at 2510 Delta Road, Brogue, PA. As of June 30, 2005, PeoplesBank operated fourteen financial centers located strategically throughout York County, Pennsylvania.

The return of average assets (ROA) for first six months (annualized) of 2005 was
1.10 percent, compared to 0.91 percent for the same period of 2004. The return on average equity (ROE) for the first six months (annualized) of 2005 was 12.54 percent, compared to 10.05 percent for the same period of 2004. The efficiency ratio (noninterest expense as a percentage of net operating revenue) for the current period was 64.6 percent, compared to 70 percent for the first six months of 2004.

Total assets of the Corporation on June 30, 2005, were approximately $437 million, an increase of $30 million or 7 percent above December 31, 2004. Asset growth occurred primarily in business loans, which were funded by growth in core (non-CD) deposits, CDs and long-term debt. Based on a recent evaluation of probable loan losses and the current loan portfolio, management believes that the allowance is adequate to support losses inherent in the portfolio at June 30, 2005. Management also believes that the Corporation and PeoplesBank were well capitalized on June 30, 2005, based on FDIC capital guidelines. An explanation of the factors and trends that caused changes between the two periods, by earnings category, is provided below.

NET INTEREST INCOME

Since early 2004, short-term interest rates in the United States (US) have trended upward in response to monetary policy by the Federal Open Market Committee of the Federal Reserve (Fed), which was influenced by economic growth, price increases and other factors. During the first six months of 2005, the Fed raised its target federal funds rate 25 basis points on four occasions, which moved the rate from 2.25 percent to 3.25 percent. The prime rate, established by commercial banks, moved in lock-step and increased from 5.25 percent to 6.25 percent. As short-term yields have trended up, long-term yields (10-year UST bond) declined slightly resulting in a flattening of the US yield curve. Many economists, including Federal Reserve Chairman Greenspan, are puzzled as to why long-term interest rates, which are influenced in part by the market's perception of inflation, have not risen. Based on commentary from the Fed, the markets are poised for further interest rate increases through year-end 2005.

Net interest income for the six-month period ended June 30, 2005, was $7,843,000, an increase of $1,248,000 or 19 percent above the same period in 2004. Earning assets averaged $385 million and yielded 6.37 percent (tax equivalent) for 2005, compared to $345 million and 5.79 percent, respectively, for 2004. The $40 million or 12 percent increase in average earning assets occurred primarily in business loans and secondarily in consumer loans. The average balance of investment securities for the current period was approximately $73 million, up slightly from 2004, but the average yield was 4.53 percent or 29 basis points above the prior year. Interest bearing liabilities averaged $339 million at an average rate of 2.29 percent for 2005, compared to $308 million and 2.10 percent, respectively, for 2004. The $31 million or 10 percent increase in the average balance of interest bearing liabilities occurred primarily in core (non-CD) deposits, and secondarily in long-term debt. The addition of three financial centers since October 2004 positively impacted the growth in core deposits. The increase in long-term debt supplemented deposit growth as an important source of funding for loans. Net interest margin, ie., net interest income (tax equivalent) as a percentage of average earning assets, was 4.30 percent for the six-month period ended June 30, 2005, compared to 3.92 percent for the same period in 2004. In the period ahead, management expects that growth in net interest income will be constrained as a result of higher funding costs and a relatively flat US yield curve environment. Funding costs are expected to increase in response to changes in deposit mix, rising short-term interest rates and competition.

PROVISION FOR LOAN LOSSES

A $375,000 provision expense for loan losses was recorded in the six-month period ended June 30, 2005, compared to $175,000 for the same period in 2004. The current period provision was based on management's assessment of overall credit quality, loan growth and macro-economic factors such as rising energy costs and interest rates. Information regarding nonperforming assets and the allowance for loan losses can be found within those sections of this report.

NONINTEREST INCOME

Total noninterest income for the current six-month period was $2,433,000, an increase of $268,000 or 12 percent above the same period in 2004. The increase was primarily attributable to a $220,000 or 52 percent increase in commission income from the sale of mutual fund, annuity and insurance products, which resulted from increased sales. Increases in trust fees and service charges on deposit accounts from normal business growth also contributed. Current period income from the sale of mortgages was below the first six months of 2004 due in part to a decrease in sales volume. Losses from the sale of available-for-sale securities during the current period resulted from a bond swap, which is described in the three-month period ended June 30, 2005, section of this report.

NONINTEREST EXPENSE

Total noninterest expense for the current six-month period was $6,811,000, an increase of $560,000 or 9 percent above the same period in 2004. The increase was primarily attributable to increases in personnel and occupancy expenses, which resulted from expansion of the banking franchise previously described in the Overview section. In the period ahead, it is probable that noninterest expense will increase as a result of franchise expansion, recently completed and planned financial center renovations, and an anticipated increase in premiums for employee health insurance. Marketing expense is also likely to increase as management implements a brand image campaign planned for later in 2005.

INCOME TAXES

The provision for federal income tax was $777,000 for the current six-month period, compared to $604,000 for the same period in 2004. The $173,000 or 29 percent increase in tax provision was the result of a 32 percent increase in pretax income. The tax increase in the current period was reduced by the recognition of tax credits from investments in low income housing partnerships. For the current period, tax credits totaled $165,000, compared to $75,000 for the first six months of 2004.

BALANCE SHEET REVIEW

LOANS

On June 30, 2005, loans were approximately $319 million, an increase of $21 million or 7 percent above year-end 2004. The increase was attributable to growth in the business loan portfolio, principally fixed-rate loans.

DEPOSITS

On June 30, 2005, total deposits were approximately $357 million, an increase of $28 million or 8 percent above year-end 2004. The increase was attributable, in part, to the addition of three financial centers and normal business growth. Two financial centers were opened in the first quarter of 2005 and one was opened in the fourth quarter of 2004. The increase in deposits occurred primarily within the demand (non-interest bearing and NOW) and CD categories. Most of the growth in the CD category was attributable to variable rate CDs, which re-price weekly based on the rate of the one year UST bond. In a rising interest rate environment the cost of variable rate CDs increases. A comparative table of deposits, by deposit type, is provided in Note 3 of this report.

LONG-TERM DEBT

On June 30, 2005, total long-term debt was $39 million, an increase of $13 million or 48 percent above year-end 2004. The increase in debt supplemented deposit growth and provided necessary funding for current and planned loan growth. A comparative table of long-term debt is provided in Note 4 of this report.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

Shareholders' equity or capital, as a source of funds, enables Codorus Valley to maintain asset growth and absorb losses. Total shareholders' equity was approximately $37,637,000 on June 30, 2005, an increase of $1,655,000 or 5 percent above December 31, 2004. The increase was caused primarily by an increase in retained earnings from profitable operations.

On July 12, 2005, the Board of Directors declared a quarterly cash dividend of $.125 per common share, payable on or before August 9, 2005, to shareholders of record July 26, 2005. This follows a $.119 per common share cash dividend paid in May and February, as adjusted for the 5 percent common stock dividend distributed in June of this year. The stock dividend resulted in the issuance of 149,593 common shares.

On October 14, 2004, the Corporation issued a press release, which was filed on Form 8-K, announcing that the Board of Directors authorized the purchase, in open market and privately negotiated transactions, of up to 4.9 percent or approximately 146,000 shares of its then outstanding common stock. As of June 30, 2005, the Corporation has not acquired any of its common stock under the authorization reported in October 2004.

Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 5 -- Regulatory

Matters, to the financial statements. Management believes that Codorus Valley and PeoplesBank were well capitalized on June 30, 2005, based on FDIC capital guidelines.

RISK MANAGEMENT

NONPERFORMING ASSETS

Table 1 -- Nonperforming Assets, provides a summary of nonperforming assets and related ratios. The paragraphs below provide information for selected categories for June 30, 2005, compared to December 31, 2004.

TABLE 1-NONPERFORMING ASSETS

                                                        June 30,      December 31,
(dollars in thousands)                                    2005           2004
                                                        --------      ------------
Nonaccrual loans                                        $    442       $     622
Accruing loans that are contractually past due
  90 days or more as to principal or interest                101              19
Foreclosed real estate, net of allowance                      30           1,535
                                                        --------       ---------
    Total nonperforming assets                          $    573       $   2,176
                                                        ========       =========

Ratios:
Nonaccrual loans as a % of total period-end loans           0.14%           0.21%

Nonperforming assets as a % of total period-end
    loans and net foreclosed real estate                    0.18%           0.72%

Nonperforming assets as a % of total period-end
    stockholders' equity                                    1.52%           6.05%

Allowance for loan losses as a multiple of
    nonaccrual loans                                         5.0x            3.0x

For the current period, nonaccrual loans consisted of consumer loans and mortgages. Accordingly, interest income was recognized on a cash basis. On June 30, 2005, the nonaccrual loan portfolio was $442,000, compared to $622,000 on December 31, 2004, which was relatively low for both periods. On June 30, 2005, the portfolio was comprised of 11 unrelated accounts ranging in size from $6,000 to $100,000. Collection efforts including modification of contractual terms for individual accounts, based on prevailing market conditions, and liquidation of collateral assets are being employed to maximize recovery.

The level of accruing loans that are contractually past due 90 days or more as to principal or interest was not significant for the periods presented. Generally, loans in the past due category are adequately collateralized and in the process of collection.

Foreclosed real estate, net of allowance, was $30,000 on June 30, 2005, compared to $1,535,000 on December 31, 2004. The decrease was attributable to the sale, in February 2005, of real estate from one account that had a carrying value of approximately $1,527,000. Sale proceeds exceeded the carrying value of the real estate by $151,000 resulting in a gain on the sale. Approximately $29,000 of the total gain was recognized in February 2005 at the time of settlement. The remaining $122,000 gain will be recognized as income in July 2005. The delay in income recognition on this transaction was due to litigation over a mechanic's lien, which was resolved in the Corporation's favor in July. Efforts to liquidate the remaining foreclosed real estate are proceeding as quickly as potential buyers can be located.

ALLOWANCE FOR LOAN LOSSES

Table 2 -- Analysis of Allowance for Loan Losses, shows the allowance was $2,207,000 or .69 percent of total loans on June 30, 2005, compared to $1,717,000 or .62 percent of total loans, respectively, on June 30, 2004. The $490,000 or 29 percent increase in the allowance was based on management's estimate to bring the allowance to a level reflective of risk in the portfolio, loan growth and macro-economic factors such as rising energy costs and interest rates. Based on a recent evaluation of potential loan losses in the current portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on June 30, 2005.

TABLE 2-ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

(dollars in thousands)                                            2005         2004
---------------------                                          ---------    ---------
Balance-January 1,                                             $   1,865    $   1,694

Provision charged to operating expense                               375          175

Loans charged off:
      Commercial                                                      34          215
      Real estate-mortgage                                             9            8
      Consumer                                                        47           98
                                                               ---------    ---------
          Total loans charged off                                     90          321
Recoveries:
      Commercial                                                      41          162
      Real estate-mortgage                                             1            0
      Consumer                                                        15            7
                                                               ---------    ---------
          Total recoveries                                            57          169
                                                               ---------    ---------

          Net charge-offs                                             33          152
                                                               ---------    ---------
Balance-June 30,                                               $   2,207    $   1,717
                                                               ---------    ---------

Ratios:
Net charge-offs (annualized) to average total loans                 0.02%        0.11%
Allowance for loan losses to total loans
      at period-end                                                 0.69%        0.62%
Allowance for loan losses to nonaccrual loans
      and loans past due 90 days or more                           406.4%       146.5%

LIQUIDITY

Codorus Valley's loan-to-deposit ratio, which is used as a broad measure of liquidity, was approximately 89 percent on June 30, 2005, compared to 91 percent on December 31, 2004. Liquidity for both periods was adequate based on availability from many sources, including the potential liquidation of a $62 million portfolio of available-for-sale securities, valued at June 30, 2005. Another important source of liquidity for PeoplesBank is available credit from the Federal Home Loan Bank of Pittsburgh (FHLBP). On March 31, 2005, the latest available date, available funding from the FHLBP was approximately $90 million. The recent addition of three financial centers is expected to increase liquidity in the form of deposit growth.

Off-Balance Sheet Arrangements

Codorus Valley's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments of existing loans, and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on June 30, 2005, totaled $105,087,000 and consisted of $59,273,000 in unfunded commitments of existing loans, $41,282,000 to grant new loans and $4,532,000 in letters of credit. Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon. Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore do not present a significant liquidity risk to Codorus Valley.

Contractual Obligations

Codorus Valley has various long-term contractual obligations outstanding at June 30, 2005, including long-term debt, time deposits and obligations under capital and operating leases, which were reported in Table 11 of the Form 10-K for the year ended 2004. Over the past six months, PeoplesBank has increased its contractual obligations to support balance sheet growth and physical expansion. A comparative schedule of deposits, which includes time deposits, is provided in
Note 3 of this Form 10-Q report. A comparative schedule of long-term debt is provided in Note 4.

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

Codorus Valley performed a simulation on its balance sheet at June 30, 2005 and December 31, 2004. The results of the point-in-time analyses are shown in Table 3 -- Interest Rate Sensitivity. The analyses reveal that the Corporation's balance sheet was asset sensitive for both periods. Asset sensitive means that loan and investment assets will reprice to a greater and faster degree than the deposits and debt that fund them. Therefore, the balance sheet is positioned to benefit from economic growth and rising market interest rates. Conversely, if market interest rates decline, earnings are expected to decline. A detailed discussion of market interest risk is provided in the Corporation's annual report on Form 10-K for the period ended December 31, 2004.

TABLE 3-INTEREST RATE SENSITIVITY

                          Change in interest rates
                                 (basis points)       Forecasted interest     Change in net income
                               ramped over 12 mos        rate scenario         $000's          %
                          ------------------------    -------------------     -------        ----
AT JUNE 30, 2005
                                      +75               Most likely               69          1.4
                                     +200                   High                 136          2.8
                                        0              Flat (baseline)             0          0.0
                                     -200                   Low                 (192)        (4.0)
AT DECEMBER 31, 2004
                                     +125               Most likely              141          3.4
                                     +200                   High                 161          3.9
                                        0              Flat (baseline)             0          0.0
                                     -200                   Low                 (145)        (3.5)

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the section entitled "Market risk management" within Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations on page 20 of this Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES

Codorus Valley maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2005, the chief executive and chief financial officers of Codorus Valley concluded that Codorus Valley's disclosure controls and procedures were adequate.

Codorus Valley made no significant changes in its internal controls or in other factors that could significantly affect these controls in the quarter ended June 30, 2005, as evaluated by the chief executive and chief financial officers.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Codorus Valley made no sales or repurchases of equity securities during the quarter ended June 30, 2005.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Nothing to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) An annual meeting of shareholders was held on May 17, 2005, at 9:00 am, Codorus Valley Corporate Center, 105 Leader Heights Road, York, Pennsylvania 17403.

(b), (c) Three directors were re-elected at the May 17, 2005, meeting. Votes were as follows:

                                                                         Votes
                                   Term                Votes           Against or
Re-elected                        Expires               For            Withheld*
---------------------------       -------            ---------         ---------
Class C:
  D. Reed Anderson, Esquire        2008              2,408,960         149,847
  MacGregor S. Jones               2008              2,418,951         139,856
  Larry J. Miller                  2008              2,420,894         137,913

*Includes broker nonvotes

Directors whose term continued after the meeting:

                                                           Term Expires
                                                           ------------
Class A:
  Rodney L. Krebs                                             2006
  Dallas L. Smith                                             2006

Class B:
  M. Carol Druck                                              2007
  Donald H. Warner                                            2007
  Michael L. Waugh                                            2007

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

                                 Codorus Valley Bancorp, Inc.
                                         (Registrant)

August 9, 2005                   /s/ Larry J. Miller
                                 --------------------
Date                             Larry J. Miller
                                 President & CEO
                                 (Principal executive officer)

August 9, 2005                   /s/ Jann A. Weaver
                                 ------------------
Date                             Jann A. Weaver
                                 Treasurer & Assistant Secretary
                                 (Principal financial and accounting officer)