Form 10-Q
period 2005-09-30
CODORUS VALLEY BANCORP INC
filed 2005-11-10
CIK 806279

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 8, 2005, 3,156,821 shares of common stock, par value $2.50, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          Codorus Valley Bancorp, Inc.
                 Consolidated Statements of Financial Condition

                                                                                   Unaudited
                                                                                 September 30,       December 31,
(dollars in thousands, except per share data)                                        2005               2004
-----------------------------------------------------------------------------------------------------------------
ASSETS

Interest bearing deposits with banks                                              $     108            $     119
Cash and due from banks                                                              13,080                7,966
Federal funds sold                                                                    1,090                    0
-----------------------------------------------------------------------------------------------------------------
   Total cash and cash equivalents                                                   14,278                8,085
Securities available-for-sale                                                        60,638               62,587
Securities held-to-maturity (fair value $9,740 for 2005 and $9,929 for 2004)          9,102                9,103
Restricted investment in bank stock, at cost                                          2,346                2,450
Loans held for sale                                                                   1,732                1,589
Loans (net of deferred fees of $489 in 2005 and $481 in 2004)                       336,839              298,671
Less-allowance for loan losses                                                       (2,277)              (1,865)
-----------------------------------------------------------------------------------------------------------------
   Net loans                                                                        334,562              296,806
Premises and equipment, net                                                          10,888                9,909
Other assets                                                                         15,973               17,142
-----------------------------------------------------------------------------------------------------------------
   Total assets                                                                   $ 449,519            $ 407,671
=================================================================================================================
LIABILITIES
Deposits
  Noninterest bearing                                                             $  50,028            $  40,897
  Interest bearing                                                                  319,342              288,640
-----------------------------------------------------------------------------------------------------------------
   Total deposits                                                                   369,370              329,537
Short-term borrowings                                                                   543               12,880
Long-term debt                                                                       39,099               26,613
Other liabilities                                                                     2,257                2,659
-----------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                411,269              371,689

SHAREHOLDERS' EQUITY
Preferred stock, par value $2.50 per share;
 1,000,000 shares authorized; 0 shares issued and outstanding                             0                    0
Common stock, par value $2.50 per share;
 10,000,000 shares authorized; 3,156,821 shares issued and
 outstanding on 9/30/05 and 2,992,590 on 12/31/04                                     7,892                7,481
Additional paid-in capital                                                           22,994               20,293
Retained earnings                                                                     7,594                8,034
Accumulated other comprehensive (loss) income                                          (230)                 174
-----------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                        38,250               35,982
-----------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                                     $ 449,519            $ 407,671
=================================================================================================================

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
                       Consolidated Statements of Income
                                   Unaudited

                                                        Three months ended        Nine months ended
                                                          September 30,              September 30,
(dollars in thousands, except per share data)            2005         2004      2005         2004
-------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                                $     5,748  $    4,418  $    16,137  $     12,788
Investment securities
  Taxable                                                    627         592        1,841         1,774
  Tax-exempt                                                 118         110          321           319
  Dividends                                                   15           9           51            27
Other                                                         35          12           64            36
-------------------------------------------------------------------------------------------------------
  Total interest income                                    6,543       5,141       18,414        14,944
INTEREST EXPENSE
Deposits                                                   1,903       1,333        5,082         3,927
Short-term borrowings                                          5          10           62            14
Long-term debt                                               478         291        1,270           901
-------------------------------------------------------------------------------------------------------
  Total interest expense                                   2,386       1,634        6,414         4,842
-------------------------------------------------------------------------------------------------------
  Net interest income                                      4,157       3,507       12,000        10,102
PROVISION FOR LOAN LOSSES                                    150          30          525           205
-------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses      4,007       3,477       11,475         9,897
NONINTEREST INCOME
Trust and investment services fees                           276         271          856           764
Service charges on deposit accounts                          424         407        1,193         1,105
Mutual fund, annuity and insurance sales                     252         239          898           665
Income from bank owned life insurance                         70          72          201           198
Other income                                                 136         128          387           368
Gain on sales of mortgages                                   136          44          278           219
Gain (loss) on sales of securities                             0          31          (86)           38
-------------------------------------------------------------------------------------------------------
  Total noninterest income                                 1,294       1,192        3,727         3,357
NONINTEREST EXPENSE
Personnel                                                  2,016       1,762        5,778         5,153
Occupancy of premises, net                                   340         269          991           798
Furniture and equipment                                      307         288          938           902
Postage, stationery and supplies                             119          97          364           299
Professional and legal                                        97         104          238           258
Marketing and advertising                                    161         107          427           348
Other                                                        527         596        1,642         1,716
-------------------------------------------------------------------------------------------------------
  Total noninterest expense                                3,567       3,223       10,378         9,474
-------------------------------------------------------------------------------------------------------
  Income before income taxes                               1,734       1,446        4,824         3,780
PROVISION FOR INCOME TAXES                                   451         360        1,228           964
-------------------------------------------------------------------------------------------------------
  Net income                                         $     1,283  $    1,086  $     3,596  $      2,816
=======================================================================================================
  Net income per share, basic                        $      0.41  $     0.35  $      1.14  $       0.90
  Net income per share, diluted                      $      0.40  $     0.34  $      1.12  $       0.88
=======================================================================================================

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
                     Consolidated Statements of Cash Flows
                                   Unaudited

                                                                                        Nine months ended
                                                                                          September 30,
(dollars in thousands)                                                               2005                 2004
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $      3,596         $      2,816
Adjustments to reconcile net income to net cash provided by operations
  Depreciation                                                                            825                  737
  Provision for loan losses                                                               525                  205
  Provision for losses on foreclosed real estate                                           17                   19
  Amortization of investment in real estate partnership                                   354                  173
  Increase in cash surrender value of life insurance investment                          (201)                (198)
  Originations of held for sale mortgages                                             (21,831)             (20,454)
  Proceeds from sales of held for sale mortgages                                       21,966               21,515
  Gain on sales of held for sale mortgages                                               (278)                (251)
  Loss (gain) on sales of securities                                                       86                  (38)
  Loss on sale of loans not held for sale                                                   0                   32
  Gain on sales of foreclosed real estate                                                (148)                   0
  Increase in accrued interest receivable and other assets                               (330)                (317)
  Increase in accrued interest payable and other liabilities                               78                  407
  Other, net                                                                              225                  398
------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                             4,884                5,044

CASH FLOWS FROM INVESTING ACTIVITIES
Securities available-for-sale
 Purchases                                                                            (13,862)             (13,733)
 Maturities and calls                                                                  11,003                6,818
 Sales                                                                                  3,918                6,304
Securities held-to-maturity, calls                                                          0                  250
Net decrease (increase) in restricted investment in bank stock                            104                 (315)
Net increase in loans made to customers                                               (38,295)             (26,527)
Purchases of premises and equipment                                                    (1,810)              (1,138)
Investment in real estate partnership                                                    (420)              (1,107)
Investment in life insurance                                                               (7)                  (7)
Purchase of insurance agency assets                                                       (60)                (130)
Proceeds from sales of foreclosed real estate                                           1,680                   87
------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                               (37,749)             (29,498)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits                                            22,835               20,101
Net increase in time deposits                                                          16,998                  521
Net (decrease) increase in short-term borrowings                                      (12,337)               5,536
Proceeds from issuance of long-term debt                                               13,500                1,800
Repayment of long-term debt                                                            (1,014)              (2,479)
Dividends paid                                                                         (1,143)              (1,083)
Issuance of common stock                                                                  225                   26
Cash paid in lieu of fractional shares                                                     (6)                  (6)
------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                            39,058               24,416
------------------------------------------------------------------------------------------------------------------
  Net increase in cash and cash equivalents                                             6,193                  (38)
  Cash and cash equivalents at beginning of year                                        8,085               12,408
------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of period                                    $      14,278         $     12,370
==================================================================================================================

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
           Consolidated Statements of Changes in Shareholders' Equity
                                   Unaudited

                                                                                   Accumulated
                                                          Additional                 Other
                                                  Common   Paid-in     Retained   Comprehensive
(dollars in thousands, except per share data)     Stock    Capital     Earnings    Income (Loss)   Total
---------------------------------------------------------------------------------------------------------
For the nine months ended September 30, 2005

Balance, December 31, 2004                        $7,481  $   20,293  $    8,034    $  174       $ 35,982
Comprehensive income:
  Net income                                                               3,596                    3,596
  Other comprehensive loss, net of tax:
  Unrealized losses on securities, net                                                (404)          (404)
                                                                                                 --------
    Total comprehensive income                                                                      3,192
Cash dividends ($.363 per share, adjusted)                                (1,143)                  (1,143)
5% stock dividend - 149,593 shares at fair value     374       2,513      (2,893)                      (6)
Issuance of common stock -
  14,638 shares under stock option plan               37         188                                  225
---------------------------------------------------------------------------------------------------------
Balance, September 30, 2005                       $7,892  $   22,994  $    7,594   ($   230)     $ 38,250
=========================================================================================================

For the nine months ended September 30, 2004

Balance, December 31, 2003                        $7,094  $   17,451  $    8,498    $  746       $ 33,789
Comprehensive income:
  Net income                                                               2,816                    2,816
  Other comprehensive loss, net of tax:
   Unrealized losses on securities, net                                               (266)          (266)
                                                                                                 --------
    Total comprehensive income                                                                      2,550
Cash dividends ($.345 per share, adjusted)                                (1,083)                  (1,083)
5% stock dividend - 141,672 shares at fair value     354       2,656      (3,016)                      (6)
Issuance of common stock -
  1,654 shares under stock option plan                 4          22                                   26
  5,618 shares for insurance agency purchase          14          86                                  100
---------------------------------------------------------------------------------------------------------
Balance, September 30, 2004                       $7,466  $   20,215  $    7,215    $  480       $ 35,376
=========================================================================================================

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

The results of operations for the nine-month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

Stock dividend and per share computations

All per share computations include the effect of stock dividends declared, including the 5 percent stock dividend declared April 12, 2005. The weighted average number of shares of common stock outstanding used for basic and diluted calculations follows.

                 Three months ended   Nine months ended
                    September 30,        September 30,
                 --------------------------------------
(In thousands)     2005       2004      2005     2004
-------------------------------------------------------
Basic             3,156      3,131     3,150     3,130
Diluted           3,213      3,188     3,212     3,196


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

                                                                           Three months ended   Nine months ended
                                                                              September 30,       September 30,
(Dollars in thousands, except per share data)                                2005       2004      2005      2004
------------------------------------------------------------------------------------------------------------------
Reported net income                                                         $1,283     $1,086    $3,596    $2,816
Deduct total stock-based compensation expense determined under fair value
   based method for all awards, net of related tax effects                      79        101       117       121
------------------------------------------------------------------------------------------------------------------
Pro forma net income                                                        $1,204     $  985    $3,479    $2,695
------------------------------------------------------------------------------------------------------------------
Reported basic earnings per share                                           $  .41     $  .35    $ 1.14    $  .90
------------------------------------------------------------------------------------------------------------------
Reported diluted earnings per share                                         $  .40     $  .34    $ 1.12    $  .88
------------------------------------------------------------------------------------------------------------------
Pro forma basic earnings per share                                          $  .38     $  .31    $ 1.10    $  .86
------------------------------------------------------------------------------------------------------------------
Pro forma diluted earnings per share                                        $  .37     $  .31    $ 1.08    $  .84
==================================================================================================================


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

                                                                           Three months ended   Nine months ended
                                                                              September 30,       September 30,
(Dollars in thousands)                                                       2005       2004     2005       2004
------------------------------------------------------------------------------------------------------------------
Unrealized holding (losses) gains arising
   during the period                                                        $(477)      $535     $(698)    $(365)
Reclassification adjustment for (gains) losses included in income               0        (31)       86       (38)
------------------------------------------------------------------------------------------------------------------
Net unrealized (losses) gains                                                (477)       504      (612)     (403)
Tax effect                                                                    162       (171)      208       137
------------------------------------------------------------------------------------------------------------------
Net of tax amount                                                           $(315)      $333     $(404)    $(266)
==================================================================================================================

New accounting pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) revised Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. Statement No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). Public companies are required to adopt the new standard using a modified prospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued.

On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for FASB's Statement No. 123(R), Share-Based Payment. Under the new rule, Codorus Valley is required to adopt Statement No. 123(R) in the first annual period beginning after June

15, 2005. This means that a calendar year company, such as Codorus Valley, will need to comply with Statement No. 123(R) when it files financial statements for first quarter 2006. The impact to Codorus Valley will be dependent upon the nature and extent of options granted in the future.

In March 2005, the Securities and Exchange Commission released Staff Accounting Bulletin No. 107 (SAB No. 107), "Share Based Payment," providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement of Financial Accounting Standard No. 123(R), and the disclosures in management's discussion and analysis subsequent to adoption. The Corporation will provide SAB No. 107 required disclosures upon adoption of Statement No. 123(R).

NOTE 3 -- DEPOSITS

The composition of deposits on September 30, 2005 and December 31, 2004, was as follows:

                             September 30,   December 31,
(Dollars in thousands)          2005             2004
---------------------------------------------------------
Noninterest bearing demand     $  50,028       $ 40,897
NOW                               48,930         43,188
Money market                      94,601         88,001
Savings                           20,630         19,268
Time CDs less than $100,000      120,837        111,766
Time CDs $100,000 or more         34,344         26,417
---------------------------------------------------------
Total deposits                 $ 369,370       $329,537
=========================================================

NOTE 4 -- LONG-TERM DEBT

A summary of long-term debt at September 30, 2005 and December 31, 2004 follows:

                                                      September 30,  December 31,
(Dollars in thousands)                                   2005          2004
--------------------------------------------------------------------------------
Obligations of PeoplesBank to FHLBP
       Due 2005, 5.36%, convertible quarterly            $ 6,000       $ 6,000
       Due 2007, 4.69%, amortizing                           545           857
       Due 2009, 3.47%, convertible quarterly after
         December 2006                                     5,000         5,000
       Due 2010, 4.32%                                     6,000             0
       Due 2011, 4.30%, amortizing                         4,819             0
       Due 2012, 4.25%, amortizing                         2,397             0
       Due 2013, 3.46%, amortizing                         3,983         4,318
       Due 2014, 6.43%, convertible quarterly after
         July 2009                                         5,000         5,000
Obligations of Codorus Valley Bancorp, Inc.
       Due 2011, floating rate based on 1 month
         LIBOR plus 1.50%, amortizing                      1,662         1,728
       Due 2034, floating rate based on 3 month
         LIBOR plus 2.02%, callable quarterly after
         December 2009                                     3,093         3,093
--------------------------------------------------------------------------------
                                                          38,499        25,996
Capital lease obligation                                     600           617
--------------------------------------------------------------------------------
Total long-term debt                                     $39,099       $26,613
================================================================================

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

Codorus Valley has two long-term obligations. The first is due 2011 and is secured by a mortgage on the Codorus Valley Corporate Center office building at 105 Leader Heights Road, York, Pennsylvania. The second obligation is due 2034 and represents the issuance of trust preferred debt securities. Trust preferred debt securities were issued to support planned growth and are included in Tier 1 capital for regulatory capital purposes.

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

Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to year-to-date average assets (leverage ratio). Management believes that Codorus Valley and PeoplesBank were well capitalized on September 30, 2005, based on FDIC capital guidelines.

                                                          MINIMUM FOR                 WELL CAPITALIZED
                                    ACTUAL              CAPITAL ADEQUACY                  MINIMUM*
                                -----------------------------------------------------------------------------
(dollars in thousands)          AMOUNT   RATIO        AMOUNT         RATIO          AMOUNT           RATIO
----------------------------    -----------------------------------------------------------------------------
CODORUS VALLEY BANCORP, INC.
  AT SEPTEMBER 30, 2005
  Capital ratios:
    Tier 1 risk based           $40,987  11.32%   > or = $14,486  > or = 4.0%              n/a            n/a
    Total risk based             43,264  11.95    > or =  28,972  > or = 8.0               n/a            n/a
    Leverage                     40,987   9.62    > or =  17,038  > or = 4.0               n/a            n/a

  AT DECEMBER 31, 2004
  Capital ratios:
    Tier 1 risk based           $38,285  11.77%   > or = $13,012  > or = 4.0%              n/a            n/a
    Total risk based             40,150  12.34    > or =  26,023  > or = 8.0               n/a            n/a
    Leverage                     38,285   9.86    > or =  15,534  > or = 4.0               n/a            n/a

PEOPLESBANK
  AT SEPTEMBER 30, 2005
  Capital ratios:
    Tier 1 risk based           $36,521  10.25%   > or = $14,250  > or = 4.0%   > or = $21,374    > or =  6.0%
    Total risk based             38,798  10.89    > or =  28,499  > or = 8.0    > or =  35,624    > or = 10.0
    Leverage                     36,521   8.69    > or =  16,801  > or = 4.0    > or =  21,001    > or =  5.0

  AT DECEMBER 31, 2004
  Capital ratios:
    Tier 1 risk based           $33,837  10.60%   > or = $12,774  > or = 4.0%   > or = $19,161    > or =  6.0%
    Total risk based             35,702  11.18    > or =  25,548  > or = 8.0    > or =  31,935    > or = 10.0
    Leverage                     33,837   8.85    > or =  15,291  > or = 4.0    > or =  19,114    > or =  5.0

* To be well capitalized under prompt corrective action provisions

NOTE 6 -- CONTINGENT LIABILITIES

Management is not aware of any material contingent liabilities on September 30, 2005.

NOTE 7 -- GUARANTEES

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the PeoplesBank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $3,255,000 of standby letters of credit on September 30, 2005, compared to $2,857,000 on December 31, 2004. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2005, and December 31, 2004, for guarantees under standby letters of credit issued is not material.

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

As permitted by SFAS No. 123, the Corporation accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No.
25. Under APB No. 25, no compensation expense is recognized in the income statement related to any options granted under the Corporation's stock option plans. The pro forma impact to net income and earnings per share that would occur if compensation expense was recognized, based on the estimated fair value of the options on the date of the grant, is disclosed in Note 2 to the consolidated financial statements under the subheading Stock-Based Compensation. The Corporation plans to change its method of accounting for stock-based compensation in 2006, in accordance with Financial Accounting Statement No. 123(R), which is described in Note 2 under the subheading New Accounting Pronouncements. Based on stock options outstanding on September 30, 2005, approximately $50,000 will be expensed for full year 2006 and $34,000 for 2007.

Management discussed the development and selection of critical accounting estimates and related Management Discussion and Analysis disclosure with the Audit Committee. There were no material changes made to the critical accounting estimates during the periods presented within this report.

THREE MONTHS ENDED SEPTEMBER 30, 2005,
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

OVERVIEW

Net income for the three-month period ended September 30, 2005, was $1,283,000 or $.41 per share ($.40 diluted), compared to $1,086,000 or $.35 per share ($.34 diluted), for the same period of 2004. The $197,000 or 18 percent increase in net income was the result of increases in net interest income and noninterest income, which more than offset increases in noninterest expense and loan loss provision. The $650,000 or 19 percent increase in net interest income was primarily attributable to an increase in interest income from a larger volume of business loans and loan fees. The $102,000 or 9 percent increase in noninterest income was primarily attributable to an increase in gains from the sale of a larger volume of mortgages. The $344,000 or 11 percent increase in noninterest expense resulted primarily from increases in personnel and occupancy expenses from franchise expansion described in the Income Statement Analysis, Overview section of this report and normal business growth. The $120,000 or 400 percent increase in the current quarter loan loss provision reflected management's assessment of overall credit quality, loan growth, local employment and macro-economic factors such as rising energy costs and interest rates.

NET INTEREST INCOME

Net interest income for the three-month period ended September 30, 2005, was $4,157,000, an increase of $650,000 or 19 percent above the same period in 2004. The increase reflected an increase in average earning assets, principally business loans and to a lesser degree, consumer installment loans. Earning assets averaged $405 million and yielded 6.48 percent (tax equivalent) for the third quarter of 2005, compared to $358 million and 5.77 percent, respectively, for the third quarter of 2004. The average balance of investment securities for both quarters was approximately $73 million; however the yield for the current quarter averaged 4.48 percent (tax equivalent) or 29 basis points above 2004. Interest bearing liabilities averaged $354 million at an average rate of 2.67 percent for 2005, compared to $318 million and 2.04 percent, respectively, for the third quarter of 2004. The $36 million or 11 percent increase in the average balance of interest bearing liabilities occurred somewhat evenly between core deposits (NOW, savings and money market accounts), certificates of deposit (principally variable rate CDs) and borrowings (principally long-term debt).

PROVISION FOR LOAN LOSSES

A $150,000 provision expense for loan losses was recorded for the three-month period ended September 30, 2005, compared to $30,000 for the same period in 2004. The current period provision was based on management's assessment of overall credit quality, loan growth, local employment and macro-economic factors such as rising energy costs and interest rates.

NONINTEREST INCOME

Total noninterest income for the current three-month period was $1,294,000, an increase of $102,000 or 9 percent above the third quarter of 2004. The increase was primarily attributable to a $92,000 increase in gains from the sale of a larger volume of mortgages. Additionally, the prior period contained a $31,000 gain from the infrequent sale of securities.

NONINTEREST EXPENSE

Total noninterest expense for the current three-month period was $3,567,000, an increase of $344,000 or 11 percent above the same period in 2004. The increase was primarily attributable to increases in personnel, occupancy, equipment, supplies and marketing expenses, which resulted from expansion of the banking franchise described in the Income Statement Analysis, Overview section of this report. Current period personnel expense was also impacted by a 20 percent increase in premiums for employee health insurance, effective September 1, 2005.

INCOME TAXES

The provision for federal income tax was $451,000 for the current three-month period, compared to $360,000 for the same period in 2004. The $91,000 or 25 percent increase in tax provision was the result of a 20 percent increase in pretax income.

NINE MONTHS ENDED SEPTEMBER 30, 2005,
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

INCOME STATEMENT ANALYSIS

OVERVIEW

Net income for the nine-month period ended September 30, 2005, was $3,596,000 or $1.14 per share ($1.12 diluted), compared to $2,816,000 or $.90 per share ($.88 diluted), for the same period of 2004. The $780,000 or 28 percent increase in net income was the result of increases in net interest income and noninterest income, which more than offset increases in noninterest expense and loan loss provision. The $1,898,000 or 19 percent increase in net interest income was attributable to an increase in interest income and fees from a larger volume of business and consumer loans. The net interest margin was 4.16 percent for the current period, compared to 3.92 percent for the first nine months of 2004. The $370,000 or 11 percent increase in noninterest income was attributable to increases in commissions and fees, which resulted from increased sales and business growth. The $904,000 or 10 percent increase in noninterest expense was attributable to increases in personnel and occupancy expenses associated with corporate expansion, as described below, and normal business growth. The loan loss provision was $525,000 for the current nine-month period, an increase of $320,000 or 156 percent above the same period of 2004 based on management's assessment of overall credit quality, loan growth, local employment and uncontrollable macro-economic factors such as rising energy costs and interest rates.

PeoplesBank opened two full-service financial centers during the quarter ended March 31, 2005. The first was opened on February 23 and is located at 1477 Carlisle Road in West Manchester Township, PA. The second was opened on March 21 and is located at 26 East Main Street in the Borough of New Freedom, PA. Additionally, on October 6, 2004, PeoplesBank opened a financial center at 2510 Delta Road, Brogue, PA. As of September 30, 2005, PeoplesBank operates fourteen financial centers located strategically throughout York County, Pennsylvania.

The return on average assets (ROA) for the first nine months (annualized) of 2005 was 1.12 percent, compared to 0.98 percent for the same period of 2004. The return on average equity (ROE) for the first nine months (annualized) of 2005 was 12.85 percent, compared to 10.87 percent for the same period of 2004. The efficiency ratio (noninterest expense as a percentage of net operating revenue) for the current period was 64.5 percent, compared to 69.2 percent for the first nine months of 2004.

Total assets of the Corporation on September 30, 2005, were approximately $450 million, an increase of $42 million or 10 percent above December 31, 2004. Asset growth occurred primarily in business loans, which were funded by growth in core deposits, CDs and long-term debt. Based on a recent evaluation of probable loan losses and the current loan portfolio, management believes that the allowance is adequate to support losses inherent in the portfolio at September 30, 2005. Management also believes that the Corporation and PeoplesBank were well capitalized on September 30, 2005, based on FDIC capital guidelines. An explanation of the factors and trends that caused changes between the two periods, by earnings category, is provided below.

NET INTEREST INCOME

Since early 2004, short-term interest rates in the United States (US) have trended upward in response to monetary policy by the Federal Open Market Committee of the Federal Reserve (Fed), which was influenced by economic growth, price increases and other factors. During the first nine months of 2005, the Fed raised its target federal funds rate 25 basis points on six occasions, which moved the rate from 2.25 percent to 3.75 percent. The prime rate, established by commercial banks, moved in lock-step and increased from 5.25 percent to 6.75 percent. Conversely, long-term interest rates (10-year UST bond), which are influenced largely by the markets' perception of inflation, have moved little during this period resulting in a flattening of the US yield curve. Based on commentary from the Fed, the recent damage inflicted on the Gulf States by several hurricanes is viewed as a short-term economic setback. Accordingly, the markets are poised for further interest rate increases by the Fed through year-end 2005. Ben Bernanke was recently confirmed successor to Federal Reserve Chairman Alan Greenspan. Mr. Bernanke, who shares a similar economic philosophy with Greenspan according to news reports, will officially take the office of Chairman on February 1, 2006.

Net interest income for the nine-month period ended September 30, 2005, was $12,000,000, an increase of $1,898,000 or 19 percent above the same period in 2004. Earning assets averaged $391 million and yielded 6.35 percent (tax equivalent) for 2005, compared to $350 million and 5.77 percent, respectively, for 2004. The $41 million or 12 percent increase in average earning assets occurred primarily in business loans and secondarily in consumer installment loans. The average balance of investment securities for both periods was approximately $73 million; however, the yield for the current period averaged
4.36 percent (tax equivalent) or 18 basis points above 2004. Interest bearing liabilities averaged $344 million at an average rate of 2.49 percent for 2005, compared to $311 million and 2.08 percent, respectively, for 2004. The $33 million or 11 percent increase in the average balance of interest bearing liabilities occurred primarily in core (non-CD) deposits and borrowings, and secondarily in CDs. The addition of three financial centers since October 2004 positively impacted the growth in core deposits. The increase in long-term debt supplemented deposit growth as an important source of funding for loan growth. Net interest margin, ie., net interest income (tax equivalent) as a percentage of average earning assets, was 4.16 percent for the nine-month period ended September 30, 2005, compared to 3.92 percent for the same period in 2004. In the period ahead, management expects that growth in net interest income will be constrained as a result of higher funding costs and a relatively flat US yield curve environment. Funding costs are expected to increase in response to changes in deposit mix, rising short-term interest rates and competition.

PROVISION FOR LOAN LOSSES

A $525,000 provision expense for loan losses was recorded for the nine-month period ended September 30, 2005, compared to $205,000 for the same period in 2004. The current period provision was based on management's assessment of overall credit quality, loan growth, local employment and macro-economic factors such as rising energy costs and interest rates. Information regarding nonperforming assets and the allowance for loan losses can be found within those sections of this report.

NONINTEREST INCOME

Total noninterest income for the current nine-month period was $3,727,000, an increase of $370,000 or 11 percent above the same period in 2004. The increase was primarily attributable to a $233,000 or 35 percent increase in commission income from the sale of mutual fund, annuity and insurance products, which resulted from increased sales. Increases in trust fees, service charges on deposit accounts, and gains from the sale of mortgages from normal business growth also contributed. Losses from the sale of securities available-for-sale during the current period resulted from a bond "swap." The swap entailed selling low yielding investments at a loss and replacing them with higher yielding instruments, which was designed to increase portfolio yield and interest income in future periods.

NONINTEREST EXPENSE

Total noninterest expense for the current nine-month period was $10,378,000, an increase of $904,000 or 10 percent above the same period in 2004. The increase was primarily attributable to increases in personnel, occupancy, supplies and marketing expenses, which resulted from expansion of the banking franchise previously described in the Overview section. In the period ahead, it is probable that noninterest expense will increase as a result of franchise expansion, financial center renovations, and the increase in premiums for employee health insurance. Marketing expense is also expected to increase as management implements a brand image campaign, to distinguish PeoplesBank from its competition, in November 2005 through early 2006.

INCOME TAXES

The provision for federal income tax was $1,228,000 for the current nine-month period, compared to $964,000 for the same period in 2004. The $264,000 or 27 percent increase in tax provision was the result of a 28 percent increase in pretax income. The tax increase in the current period was reduced by the recognition of tax credits from investments in low income housing partnerships. For the current period, tax credits totaled $248,000, compared to $155,000 for the first nine months of 2004.

BALANCE SHEET REVIEW

LOANS

On September 30, 2005, loans were approximately $337 million, an increase of $38 million or 13 percent above year-end 2004. The increase was primarily attributable to growth in the business loan portfolio and to a lesser degree consumer installment loans.

DEPOSITS

On September 30, 2005, total deposits were approximately $369 million, an increase of $40 million or 12 percent above year-end 2004. The increase was attributable, in part, to the addition of three financial centers and normal business growth. Two financial centers were opened in the first quarter of 2005 and one was opened in the fourth quarter of 2004. The increase in deposits occurred primarily within the demand (non-interest bearing and NOW), money market and CD categories. Most of the growth in the CD category was attributable to variable rate CDs, which re-price weekly based on the rate of the one year US Treasury bond. In a rising interest rate environment the cost of variable rate CDs increases. A comparative table of deposits, by deposit type, is provided in
Note 3 of this report.

LONG-TERM DEBT

On September 30, 2005, total long-term debt was $39 million, an increase of $12 million or 47 percent above year-end 2004. The increase in debt supplemented deposit growth and provided necessary funding for current and planned loan growth. A comparative table of long-term debt is provided in Note 4 of this report. On October 3, 2005, PeoplesBank borrowed $7 million from the Federal Home Loan Bank of Pittsburgh to help fund short-term business loans. This borrowing has a fixed interest rate of 4.68 percent and matures, in full, in two years.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

Shareholders' equity or capital, as a source of funds, enables Codorus Valley to maintain asset growth and absorb losses. Total shareholders' equity was approximately $38,250,000 on September 30, 2005, an increase of $2,268,000 or 6 percent above December 31, 2004. The increase was caused primarily by an increase in retained earnings from profitable operations.

On October 11, 2005, the Board of Directors declared a quarterly cash dividend of $.13 per common share, payable on or before November 8, 2005, to shareholders of record October 25, 2005. This follows a $.125 per share cash dividend paid in July and a $.119 per common share cash dividend paid in May and February, as adjusted for the 5 percent common stock dividend distributed in June of this year. The stock dividend resulted in the issuance of 149,593 common shares. Cash dividends for 2005 will total $.493, compared to $.464 for 2004, a 2.9 cents or 6 percent increase, as adjusted.

On October 14, 2004, the Corporation issued a press release, which was filed on Form 8-K, announcing that the Board of Directors authorized the purchase, in open market and privately negotiated transactions, of up to 4.9 percent or approximately 146,000 shares of its then outstanding common stock. As of September 30, 2005, the Corporation has not acquired any of its common stock under the authorization reported in October 2004.

Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 5 -- Regulatory Matters, to the financial statements. Management believes that Codorus Valley and PeoplesBank were well capitalized on September 30, 2005, based on FDIC capital guidelines.

RISK MANAGEMENT

NONPERFORMING ASSETS

Table 1 -- Nonperforming Assets, provides a summary of nonperforming assets and related ratios. The paragraphs below provide information for selected categories for September 30, 2005, compared to December 31, 2004.

TABLE 1-NONPERFORMING ASSETS

                                                   September 30,  December 31,
(dollars in thousands)                                 2005           2004
------------------------------------------------------------------------------
Nonaccrual loans                                      $1,206       $  622
Accruing loans that are contractually past due
  90 days or more as to principal or interest          2,599           19
Foreclosed real estate, net of allowance                  12        1,535
------------------------------------------------------------------------------
   Total nonperforming assets                         $3,817       $2,176
==============================================================================
Ratios:
Nonaccrual loans as a % of total period-end loans       0.36%        0.21%

Nonperforming assets as a % of total period-end
  loans and net foreclosed real estate                  1.13%        0.72%

Nonperforming assets as a % of total period-end
  stockholders' equity                                  9.98%        6.05%

Allowance for loan losses as a multiple of
  nonaccrual loans                                       1.8x         3.0x

For the current period, nonaccrual loans consisted of business, consumer and mortgage loans for which interest income was recognized on a cash basis. On September 30, 2005, the nonaccrual loan portfolio was $1,206,000, compared to $622,000 on December 31, 2004. The increase was attributable to the reclassification of an $865,000 business account to nonaccrual in September 2005. In management's judgment the net realizable value of the collateral, which the borrower is attempting to liquidate, is adequate. On September 30, 2005, the portfolio was comprised of 11 unrelated accounts ranging in size from $14,000 to $865,000. Collection efforts including modification of contractual terms for individual accounts, based on prevailing market conditions, and liquidation of collateral assets are being employed to maximize recovery.

Loans that are contractually past due 90 days or more as to principal or interest were $2,599,000 on September 30, 2005, compared to $19,000 on December 31, 2004. The current period included a $2,400,000 business loan that matured in June 2005, which was in the process of being refinanced with PeoplesBank. The refinance process with this borrower, who is in good standing with PeoplesBank, took longer than ninety days to complete. In October 2005, the refinance of this loan was completed and it was removed from the 90-days past due category. Generally, loans in the past due category are adequately collateralized and in the process of collection.

Foreclosed real estate, net of allowance, was $12,000 on September 30, 2005, compared to $1,535,000 on December 31, 2004. The decrease was attributable to the sale, in February 2005, of real estate from one account that had a carrying value of approximately $1,527,000. Sale proceeds exceeded the carrying value of the real estate by $151,000 resulting in a gain on the sale. Approximately $29,000 of the total gain was recognized in February 2005 at the time of settlement. The remaining $122,000 gain was recognized as income in July 2005. The delay in income recognition on this transaction was due to litigation over a mechanic's lien, which was resolved in the Corporation's favor in July. Efforts to liquidate the remaining foreclosed real estate are proceeding as quickly as potential buyers can be located.

ALLOWANCE FOR LOAN LOSSES

Table 2 -- Analysis of Allowance for Loan Losses, shows the allowance was $2,277,000 or .68 percent of total loans on September 30, 2005, compared to $1,719,000 or .60 percent of total loans, respectively, on September 30, 2004. The $558,000 or 32 percent increase in the allowance was based on management's estimate to bring the allowance to a level reflective of risk in the portfolio, loan growth, local employment and macro-economic factors such as rising energy costs and interest rates. Based on a recent evaluation of potential loan losses in the current portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on September 30, 2005.

TABLE 2-ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

(dollars in thousands)                                  2005          2004
------------------------------------------------------------------------------
Balance-January 1,                                     $1,865        $1,694

Provision charged to operating expense                    525           205

Loans charged off:
  Commercial                                               34           215
  Real estate-mortgage                                     99            30
  Consumer                                                 59           111
------------------------------------------------------------------------------
   Total loans charged off                                192           356
Recoveries:
  Commercial                                               57           166
  Real estate-mortgage                                      1             1
  Consumer                                                 21             9
------------------------------------------------------------------------------
   Total recoveries                                        79           176
------------------------------------------------------------------------------

   Net charge-offs                                        113           180
------------------------------------------------------------------------------
Balance-September 30,                                  $2,277        $1,719
==============================================================================

Ratios:
Net charge-offs (annualized) to average total loans      0.05%         0.09%
Allowance for loan losses to total loans at
  period-end                                             0.68%         0.60%
Allowance for loan losses to nonaccrual loans and
  loans past due 90 days or more                         59.8%        207.9%

LIQUIDITY

Codorus Valley's loan-to-deposit ratio, which is used as a broad measure of liquidity, was approximately 91 percent on September 30, 2005, and December 31, 2004. Liquidity for both periods was adequate based on availability from many sources, including the potential liquidation of a $61 million portfolio of available-for-sale securities, valued at September 30, 2005. Another important source of liquidity for PeoplesBank is available credit from the Federal Home Loan Bank of Pittsburgh (FHLBP). On June 30, 2005, the latest available date, available funding from the FHLBP was approximately $94 million. The recent addition of three financial centers and planned deposit promotions is expected to increase liquidity in the form of deposit growth.

Off-Balance Sheet Arrangements

Codorus Valley's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments of existing loans, and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on September 30, 2005, totaled $119,918,000 and consisted of $63,694,000 in unfunded commitments of existing loans, $52,969,000 to grant new loans and $3,255,000 in letters of credit. Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon. Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore do not present a significant liquidity risk to Codorus Valley.

Contractual Obligations

Codorus Valley has various long-term contractual obligations outstanding at September 30, 2005, including long-term debt, time deposits and obligations under capital and operating leases, which were reported in Table 11 of the Form 10-K for the year ended 2004. Over the past nine months, PeoplesBank has increased its contractual obligations to support balance sheet growth and physical expansion. A comparative schedule of deposits, which includes time deposits, is provided in Note 3 of this Form 10-Q report. A comparative schedule of long-term debt is provided in Note 4.

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

Codorus Valley performed a simulation on its balance sheet at September 30, 2005 and December 31, 2004. The results of the point-in-time analyses are shown in Table 3 -- Interest Rate Sensitivity. The analyses reveal that the Corporation's balance sheet was closely matched in terms of its repriceable interest sensitive assets and liabilities on September 30, 2005. Growth in interest sensitive liabilities, principally variable rate CDs and money market funds, during 2005 resulted in a slightly liability sensitive balance sheet on September 30, 2005. This suggests that earnings may increase if market interest rates decrease, or conversely, earnings may decrease if market interest rates increase. A detailed discussion of market interest rate risk is provided in the Corporation's annual report on Form 10-K for the period ended December 31, 2004.

TABLE 3-INTEREST RATE SENSITIVITY

                       Change in interest rates
                            (basis points)       Forecasted interest  Change in net income
                          ramped over 12 mos        rate scenario       $000's        %
------------------------------------------------------------------------------------------
AT SEPTEMBER 30, 2005
                                  +75                Most likely             (28)    (0.6)
                                 +200                  High                  (56)    (1.2)
                                    0              Flat (baseline)             0      0.0
                                 -200                  Low                   (31)    (0.7)
AT DECEMBER 31, 2004
                                 +125                Most likely             141     3.4
                                 +200                  High                  161     3.9
                                    0              Flat (baseline)             0     0.0
                                 -200                  Low                  (145)   (3.5)

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

ITEM  4. CONTROLS AND PROCEDURES

Codorus Valley maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2005, the chief executive and chief financial officers of Codorus Valley concluded that Codorus Valley's disclosure controls and procedures were adequate.

Codorus Valley made no significant changes in its internal controls or in other factors that could significantly affect these controls in the quarter ended September 30, 2005, as evaluated by the chief executive and chief financial officers.

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

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Codorus Valley made no sales or repurchases of equity securities during the quarter ended September 30, 2005.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES

Nothing to report.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.

ITEM  5. OTHER INFORMATION

Nothing to report.

ITEM  6. EXHIBITS

Exhibit
Number      Description of Exhibit
------      ----------------------
3(i)        Articles of Incorporation (Incorporated by reference to Exhibit 3(i)
            to Current Report on Form 8-K, filed with the Commission on October
            14, 2005.)

3(ii)       By-laws (Incorporated by reference to Exhibit 3(ii) to Current
            Report on Form 8-K, filed with the Commission on October 14, 2005.)

4 Rights Agreement dated as of November 4, 2005 (Incorporated by reference to Exhibit 4 to Current Report on Form 8-K, filed with the Commission on November 8, 2005.)

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

                                   Codorus Valley Bancorp, Inc.
                                        (Registrant)

November 8 , 2005                  /s/ Larry J. Miller
-----------------                  ---------------------------------------------
Date                               Larry J. Miller
                                   President & CEO
                                   (Principal executive officer)

November 8, 2005                   /s/ Jann A. Weaver
----------------                   ---------------------------------------------
Date                               Jann A. Weaver
                                   Treasurer & Assistant Secretary
                                   (Principal financial and accounting officer)