Form 10-K
period 2005-12-31
CODORUS VALLEY BANCORP INC
filed 2006-03-24
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                      .
Commission file Number 0-15536
CODORUS VALLEY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2428543

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
105 Leader Heights Road, P.O. Box 2887, York, Pennsylvania 17405
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code (717) 747-1519
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $2.50 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐           Accelerated filer  ☐           Non-accelerated filer  ☑
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐Yes ☑No
The aggregate market value of Codorus Valley Bancorp, Inc.’s voting stock held by non-affiliates was approximately $51,785,992 as of June 30, 2005.
As of February 28, 2006, Codorus Valley Bancorp, Inc. had 3,160,821 shares of common stock outstanding, par value $2.50 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2006                Parts III and IV

| 01

Codorus Valley Bancorp, Inc.
Form 10-K Index
| 02

PART I
Item 1: Business
Codorus Valley Bancorp, Inc. (Codorus Valley or Corporation) is a Pennsylvania business corporation, incorporated on October 7, 1986. On March 2, 1987, Codorus Valley became a bank holding company, under the Bank Holding Company Act of 1956. PeoplesBank, A Codorus Valley Company (PeoplesBank) is its wholly owned bank subsidiary. SYC Realty Co., Inc. is its wholly owned nonbank subsidiary. Codorus Valley’s business consists primarily of managing PeoplesBank, and its principal source of income is dividends received from PeoplesBank. On December 31, 2005, Codorus Valley had total consolidated assets of $476 million, total deposits and other liabilities of $437 million, and total shareholders’ equity of $39 million.
Bank subsidiary
PeoplesBank, organized in 1934, is a Pennsylvania chartered bank. It is not a member of the Federal Reserve System. PeoplesBank offers a full range of business and consumer banking services through fourteen financial centers located throughout York County, Pennsylvania. It also offers investment, insurance, trust and real estate services. PeoplesBank plans to open a loan production office in Towson, Maryland during 2006. The Federal Deposit Insurance Corporation insures the deposits of PeoplesBank to the maximum extent provided by law. On December 31, 2005, PeoplesBank had total loans of $370 million and total deposits of $385 million. PeoplesBank’s market share of deposits for York County, PA was approximately 6.5 percent as of year-end 2005.
PeoplesBank is not dependent on deposits or exposed to a loan concentration to a single customer, or a small group of customers. Therefore, losses from a single customer, or small customer group, would not have a material adverse effect on the financial condition of PeoplesBank. At year-end 2005, the largest indebtedness of a single PeoplesBank client was $5,055,000 or 1.4 percent of the total loan portfolio, which was within the regulatory lending limit.
Most of the Corporation’s business is with customers in York County, Pennsylvania and northern Maryland. Although this may pose a concentration risk geographically, we believe that the diverse local economy and detailed knowledge of the customer base minimizes this risk. At year-end 2005, the Corporation had two industry concentrations that exceeded 10 percent of the total loan portfolio, real estate construction and land development was 20.2 percent, and commercial real estate leasing was 11.0 percent. Commercial leasing pertains to borrowers who lease real estate for business purposes. Comparatively, at year-end 2004, real estate construction and land development was 11.9 percent, and commercial real estate leasing was 12.2 percent. Loans to borrowers within these industries are usually collateralized by real estate.
In 1999, PeoplesBank created SYC Insurance Services, Inc. (SYC Insurance) as a wholly owned subsidiary, to sell nondeposit investment products. SYC Insurance began operations in January 2000. Products sold by SYC Insurance are not FDIC insured, not obligations of or guaranteed by PeoplesBank and are subject to investment risk including the possible loss of principal. Effective December 2005, the name SYC Insurance Services, Inc., was changed to Codorus Valley Financial Advisors, Inc., in accordance with PeoplesBank’s marketing strategy.
In 1998, PeoplesBank created SYC Settlement Services, Inc. (SYC Settlement), as a wholly owned subsidiary, to provide real estate settlement services. SYC Settlement began operations in January 1999.
Historically, SYC Settlement and Codorus Valley Financial Advisors, Inc. (formerly SYC Insurance), have not had a material impact on consolidated operating results.
| 03

Nonbank subsidiaries
In November 2004, Codorus Valley formed CVB Statutory Trust I (Trust), a wholly-owned special purpose subsidiary. The sole purpose of the Trust is to execute the pooled trust preferred debt issuance of $3,093,000.
On June 20, 1991, SYC Realty was incorporated as a wholly owned subsidiary of Codorus Valley. Codorus Valley created the nonbank subsidiary primarily for the purpose of disposing of selected properties obtained by PeoplesBank in satisfaction of debts previously contracted. SYC Realty commenced business operations in October 1995. To date, the financial impact of this subsidiary’s operations on Codorus Valley and PeoplesBank has not been material.
Employees
At year-end 2005, PeoplesBank employed 142 full-time employees and 39 part-time employees, which equated to 163 full-time equivalents. Employees are not covered by a collective bargaining agreement and management considers its relations with employees to be satisfactory.
Segment Reporting
Management has determined that it operates in only one segment, community banking. The Corporation’s non-banking activities are insignificant to the consolidated financial statements.
Competition
The banking industry in PeoplesBank’s service area, principally York County, Pennsylvania, and northern Maryland, specifically, Baltimore, Harford and Carroll counties, is extremely competitive. PeoplesBank competes through service, price and leveraging its hometown image. It competes with commercial banks and other financial service providers such as thrifts, credit unions, consumer finance companies, investment firms and mortgage companies. Some financial service providers operating in PeoplesBank’s service area operate on a national and regional scale and possess resources that are greater than PeoplesBank’s.
Supervision and regulation
Codorus Valley is registered as a bank holding company and is subject to the regulations of the Board of Governors of the Federal Reserve System (Federal Reserve) under the Bank Holding Company Act of 1956, as amended. The Bank Holding Company Act requires bank holding companies to file periodic reports with, and is subject to examination by, the Federal Reserve. The Federal Reserve issued regulations under the Bank Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve may require Codorus Valley to use its resources to provide adequate capital funds to PeoplesBank during periods of financial stress or adversity.
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
| 04

The Bank Holding Company Act restricts Codorus Valley to activities that the Federal Reserve has found to be closely related to banking, and which are expected to produce benefits for the public that will outweigh any potentially adverse effects. Therefore, the Bank Holding Company Act prohibits Codorus Valley from engaging in most nonbanking businesses, or acquiring ownership or control of more than 5 percent of the outstanding voting stock of any company engaged in a nonbanking business, unless the Federal Reserve has determined that the nonbanking business is closely related to banking. Under the Bank Holding Company Act, the Federal Reserve may require a bank holding company to end a nonbanking business if it constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.
The operations of PeoplesBank are subject to federal and state statutes applicable to banks chartered under the banking laws of the Commonwealth of Pennsylvania and whose deposits the Federal Deposit Insurance Corporation (FDIC) insures.
The FDIC is the primary federal regulator of PeoplesBank. It regularly examines banks in such areas as loss allowances, loans, investments, management practices and other aspects of operations. These examinations are designed for the protection of PeoplesBank’s depositors rather than Codorus Valley’s shareholders. PeoplesBank must furnish annual and quarterly reports to the FDIC.
Federal and state banking laws and regulations govern such things as: the scope of a bank’s business, the investments a bank may make, the reserves against deposits a bank must maintain, the types and terms of loans a bank may make and the collateral it may take, the activities of a bank with respect to mergers and consolidations, the establishment of branches, and the sale of nondeposit investment products by the bank and its insurance subsidiary. The Pennsylvania Insurance Department, the Securities and Exchange Commission (SEC) and the National Association of Securities Dealers (NASD) control and supervise the licensing and activities of employees engaged in the sale of nondeposit investment products.
Pennsylvania business and banking laws restrict dividend payments if certain conditions are met, and Codorus Valley and PeoplesBank are subject to regulatory capital requirements. More information about dividend restrictions and capital requirements can be found in Note 10-Regulatory Matters, to the 2005 financial statements.
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
PeoplesBank and the banking industry, in general, are affected by the monetary and fiscal policies of government agencies, including the Federal Reserve. Through open market securities transactions and changes in its federal funds and discount rates and reserve requirements, the Federal Reserve exerts considerable influence over the cost and availability of funds for lending and investment.
A brief discussion of selected federal agency pronouncements that affect Codorus Valley and/or PeoplesBank follows.
| 05

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
Section 404 of the SOA became effective for the year ended December 31, 2004, for companies whose public float (the product of outstanding shares times the share price on a specified date) was above $75 million. For smaller companies, like Codorus Valley, the effective date, after two postponements, is presently the fiscal year ending on or after July 15, 2007. Section 404 requires publicly held companies to document, test and certify that their internal control systems over financial reporting are effective. Additionally, it requires the Corporation’s independent auditors to audit and issue a report on internal control over financial reporting that includes both an opinion on management’s assessment, as well as their own assessment of the Corporation’s controls. Management expects that compliance costs associated with Section 404 will increase in the period ahead, unless “small” companies are exempted from this law.
USA Patriot Act of 2001
In October of 2001, the USA Patriot Act of 2001 was enacted to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations on financial institutions, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.
Periodically, various types of federal and state legislation are proposed that could result in additional regulation of, and restrictions on, the business of Codorus Valley and PeoplesBank. It cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of Codorus Valley and its subsidiaries. As a consequence of the extensive regulation of commercial banking activities in the United States of America, Codorus Valley and PeoplesBank’s business is particularly susceptible to being affected by federal legislation and regulations that may increase the cost of doing business. Except as specifically described above, management believes that the effect of the provisions of the aforementioned legislation on the liquidity, capital resources, and results of operations of Codorus Valley will not be material. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which, if they were implemented, would have a material adverse effect upon the liquidity, capital resources or results of operations. However, the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on Codorus Valley’s results of operations.
Other information
This Annual Report on Form 10-K is filed with the Securities and Exchange Commission (SEC). Copies of this document and other SEC filings by Codorus Valley Bancorp, Inc. may be obtained electronically at PeoplesBank’s website at www.peoplesbanknet.com (select Investor Relations, then select SEC filings), or the SEC’s website at www.sec.gov/edgarhp.htm. Copies can also be obtained without charge by writing to: Treasurer, Codorus Valley Bancorp, Inc., P.O. Box 2887, York, PA 17405-2887.
| 06

Item 1A: Risk Factors
An investment in the Corporation’s common stock is subject to risks inherent to the Corporation’s business. The material risks and uncertainties that management believes affect the Corporation are described below. Before making investment decisions, you should carefully consider these risks and uncertainties together with all of the other information included or incorporated by reference in the report. These risks and uncertainties are not the only ones facing the Corporation. Additional risks and uncertainties that management is not aware of or focused on, or currently deems immaterial, or is not controllable by management may also impair the Corporation’s business operations. This report is qualified in its entirety by these risk factors.
If any of the following risks occur, the Corporation’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Corporation’s common stock could decline significantly, and you could lose all or part of your investment.
The Corporation is subject to credit risk.
The Corporation is subject to credit risk if loan customers do not repay their loans according to the terms of their loans, and the collateral securing the payment of loans is insufficient to assure repayment. The Corporation may experience significant credit losses, which could have a material adverse effect on its operating results. Management makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans. Credit risk is discussed under the Credit Risk Management and Nonperforming Assets sections of this report, which are incorporated herein by reference.
The Corporation’s allowance for possible loan losses may be insufficient.
Management makes significant estimates in determining the allowance for loan losses. Management considers a variety of factors in establishing this estimate such as current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, financial and managerial strength of borrowers, adequacy of collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Estimates related to the value of collateral also have a significant impact on whether or not management continues to accrue income on delinquent loans and on the amounts at which foreclosed real estate is recorded on the statement of financial condition. In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different from management. Any increases in the allowance for loan losses will result in a decrease in net income, and possibly capital, and may have a material adverse effect on the Corporation’s financial condition and results of operations. The adequacy of the allowance is discussed under the Allowance for Loan Losses section of this report and is incorporated herein by reference.
The Corporation is subject to interest rate risk.
The Corporation’s earnings and cash flows are largely dependent upon its net interest income, which is subject to interest rate risk due to fluctuations in market interest rates. Interest rate risk is discussed under Item 7A-Quantitative and qualitative disclosures about market risk, and is incorporated herein by reference.
| 07

The trading volume in the Corporation’s common stock is less than that of other larger financial services companies.
Codorus Valley’s common stock is listed on the NASDAQ National Market under the symbol CVLY. The trading volume in its common stock is less than that of other larger financial companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Corporation’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Corporation has no control. Given the lower trading volume of the Corporation’s common stock, significant sales of the Corporation’s common stock, or the expectation of these sales, could cause the Corporation’s stock price to languish or fall.
The Corporation is subject to extensive governmental regulation and supervision.
Periodically, federal and state legislation is proposed that could result in additional regulation of, or restrictions on, the business of Codorus Valley and its subsidiaries. At present, banking regulators are considering modifications to the risk-based capital framework, to include guidance to financial institutions with concentrations in commercial real estate loans. Regulatory guidance is expected to address the increased risks associated with commercial real estate concentrations. An institution that is unable to adequately assess and meet its capital needs may be required to develop a plan for reducing its concentrations or for achieving higher capital ratios. Other than proposed modifications to the risk-based capital framework, management is not aware of any current specific recommendations by regulatory authorities or proposed legislation, which, if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations. However, the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on Codorus Valley’s results of operations. Governmental regulation is discussed in Item I, under the Supervision and Regulation section within this report and is incorporated herein by reference.
Item 1B: Unresolved Staff Comments
Not applicable.
Item 2: Properties
Codorus Valley owns the following property in fee, subject to two liens. A regional financial institution holds a first lien for approximately $1.6 million and Codorus Valley’s wholly owned subsidiary PeoplesBank holds a second lien for approximately $1.9 million.
Codorus Valley Corporate Center—The Corporate Center is located at 105 Leader Heights Road, York Township, York, PA. This facility serves as the corporate headquarters and is approximately 40,000 square feet. Approximately sixty-seven percent of the leasable space is leased to PeoplesBank and the remaining thirty-three percent is leased to nonaffiliated parties. The Corporate Center is adjacent to PeoplesBank’s Data Operations Center and the Leader Heights banking office.
PeoplesBank owns the following properties in fee and without liens:
Glen Rock Office—Located at 1 Manchester Street in the borough of Glen Rock, PA. Two bank-owned parking lots are located nearby on Hanover Street and at 7 Manchester Street in the borough of Glen Rock.
Jacobus Office—Located at 1 North Main Street in the borough of Jacobus, PA.
Jefferson Office—Located at 6 Baltimore Street in Jefferson Borough, PA. A bank-owned parking lot is located nearby at 10 Baltimore Street in Jefferson Borough.
York New Salem Office—Located at 320 North Main Street in the borough of York New Salem, PA.
| 08

Leader Heights Office—This facility serves as both a banking office and data operations center. It is located at 109 Leader Heights Road in York Township, PA.
Cape Horn Office—Located at 2587 Cape Horn Road, Red Lion in Windsor Township, PA.
East York Office—Located at 2701 Eastern Boulevard, York in Springettsbury Township, PA.
PeoplesBank leases the following properties:
Stewartstown Office—Located at 2 Ballast Lane in the borough of Stewartstown, PA. This office is a 1,278 square foot unit of a business complex known as Village Square at Stewartstown. The lease, signed November 29, 1993, is for a twenty-year term with four five-year term renewal options.
South Hanover Office—Located at 1400 Baltimore Street, Hanover in Penn Township, PA. This office is a 1,850 square foot unit adjacent to a Rutter’s Farm Store and gas station. The capital lease, effective February 1, 2001, is for a fifteen-year term with three five-year term renewal options.
East Market Street Office—Located at 118 E. Market Street, York City, PA. This office is a 1,750 square foot unit located in the City of York and is under a short-term lease. Effective February 1, 2006, this office relocated to 48 East Market Street, York City, PA. The new office is approximately 685 square feet and located in the lobby entrance of the historic Yorktowne Hotel. The lease, effective December 16, 2005, is for a five-year term with one five-year renewal option.
West Philadelphia Street Office—Located within the Susquehanna Commerce Center at 221 W. Philadelphia Street, York City, PA. This office is a 2,814 square foot unit located in the City of York. The lease, effective December 10, 2002, is for an eight-year term with two five-year term renewal options.
Brogue Office—Located at 2510 Delta Road in Chanceford Township, PA. This office is a 1,600 square foot portion of a business complex known as Brogue Center. The lease, effective November 5, 2004, is for a five-year term with five five-year term renewal options.
West York Office—Located at 1477 Carlisle Road in West Manchester Township, PA. This office is a 2,800 square foot unit. The lease, effective December 1, 2004, is for a ten-year term with three five-year term renewal options.
New Freedom Office—Located at 26 East Main Street, New Freedom Borough, PA. This office is a 1,600 square foot building. The lease, effective September 20, 2004, is for a ten-year term with five-year renewal options.
All of the above properties are located in York County, Pennsylvania and, in the opinion of management, are adequate for the business purposes of Codorus Valley and its subsidiaries.
Item 3: Legal proceedings
There are no legal proceedings pending against Codorus Valley Bancorp, Inc. or any of its subsidiaries which are expected to have a material impact upon the financial position and/or operating results of the Corporation. Management is not aware of any proceedings known or contemplated by governmental authorities.
Item 4: Submission of matters to a vote of security holders
No matters were submitted to a vote of security holders during the fourth quarter of 2005.
| 09

PART II
Item 5: Market for Codorus Valley Bancorp, Inc.’s common equity and related shareholder matters
Market Information
The shares of Codorus Valley Bancorp, Inc. are traded on the NASDAQ National Market under the symbol CVLY. Codorus Valley had approximately 947 shareholders of record as of December 31, 2005. The following table sets forth dividends paid per share and the high and low closing prices for Codorus Valley as reported by NASDAQ during the periods indicated. The market prices and cash dividends per share listed are adjusted for stock dividends.

	2005			2004
			Dividends			Dividends
Quarter	High	Low	per share	High	Low	per share

First	$19.31	$17.93	$0.119	$19.72	$17.82	$0.113
Second	19.70	17.60	0.119	20.48	17.45	0.113
Third	19.25	17.60	0.125	18.33	16.05	0.119
Fourth	19.97	18.00	0.130	18.92	17.68	0.119
For further information, we refer you to the following market makers in our common stock:

Boenning & Scattergood, Inc.	Ferris, Baker Watts, Inc.
1-800-842-8928	1-877-840-0012
Cash dividends paid by Codorus Valley are provided by dividends paid to Codorus Valley by its subsidiary, PeoplesBank. The information appearing under Note 10-Regulatory Matters pertains to restrictions on dividends and capital requirements. Codorus Valley has a long history of paying quarterly cash dividends and we presently expect that cash dividends will continue to be paid by our subsidiary in the future at levels comparable with those of prior years.
The Corporation maintains various employee, director and shareholder benefit plans that could result in the issuance of its common stock. The information appearing in Note 11-Benefit Plans, and Note 12-Stock Option Plans within this report, and information appearing in the 2006 Proxy Statement, under the caption “Securities Authorized for Issuance under Equity Compensation Plans” pertains to these plans and is incorporated herein by reference.
On October 14, 2004, the Corporation issued a press release, which was also filed on Form 8-K, announcing that its board of directors authorized the purchase, in open market and privately negotiated transactions, of up to 4.9 percent or approximately 146,000 shares of its then outstanding common stock. As of December 31, 2005, no shares of common stock were acquired under this authorization.
| 10

Item 6: Selected Financial Data

	2005	2004	2003	2002	2001

Summary of operations (in thousands)
Total interest income	$25,572	$20,469	$19,964	$20,674	$22,602
Total interest expense	9,149	6,545	6,898	8,907	10,871

Net interest income	16,423	13,924	13,066	11,767	11,731
Provision for loan losses	775	420	553	515	143
Noninterest income	5,003	4,626	4,380	3,534	2,496
Noninterest expense	14,482	12,769	12,290	11,008	10,298

Income before income taxes	6,169	5,361	4,603	3,778	3,786
Provision for income taxes	1,552	1,353	1,171	677	932

Net income	$4,617	$4,008	$3,432	$3,101	$2,854

Ratios
Return on average shareholders’ equity	12.3%	11.5%	10.3%	10.1%	10.0%
Return on average assets	1.06%	1.03%	0.96%	0.91%	0.91%
Net interest margin	4.16%	4.01%	4.13%	3.88%	4.19%
Tier 1 risk-based capital	10.6%	11.8%	11.1%	11.3%	10.9%
Total risk-based capital	11.3%	12.3%	11.7%	11.9%	11.6%
Average shareholders’ equity to average assets	8.6%	9.0%	9.3%	9.0%	9.1%

Per common share (adjusted for stock dividends)
Net income, basic	$1.46	$1.28	$1.10	$0.99	$0.91
Net income, diluted	$1.44	$1.25	$1.09	$0.99	$0.91
Cash dividends paid	$0.49	$0.46	$0.43	$0.41	$0.39
Stock dividend distributed	5%	5%	5%	5%	5%
Book value	$12.25	$11.45	$10.80	$10.32	$9.42
Cash dividend payout ratio	33.6%	36.3%	38.7%	40.7%	42.1%
Weighted average shares outstanding	3,152,101	3,132,491	3,123,650	3,117,902	3,115,450

Summary of financial condition at year-end (in thousands)
Securities, available-for-sale	$58,111	$62,587	$62,738	$68,863	$37,436
Securities, held-to-maturity	9,101	9,103	9,355	9,357	9,358
Loans held for sale	1,522	1,589	2,157	4,586	12,349
Loans	368,109	298,671	260,206	233,960	225,785
Assets	476,052	407,671	372,547	349,897	330,455
Deposits	385,154	329,537	304,282	292,627	276,945
Borrowings	49,493	39,493	31,234	23,253	19,573
Equity	38,729	35,982	33,789	32,223	29,368

Other data
Number of bank offices	14	12	11	11	10
Number of employees (full-time equivalents)	163	146	143	163	152
Trust assets market value (in thousands)	$121,754	$104,869	$92,312	$80,780	$78,203
| 11

Item 7: Management’s discussion and analysis of financial condition and results of operations
Management’s discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for Codorus Valley Bancorp, Inc., (Codorus Valley or Corporation) a bank holding company, and its wholly owned subsidiary, PeoplesBank, A Codorus Valley Company, (PeoplesBank) are provided below. Codorus Valley’s consolidated financial condition and results of operations consist almost entirely of PeoplesBank’s financial condition and results of operations. Current performance does not guarantee and may not be indicative of similar performance in the future.
Forward-looking statements
Management of the Corporation has made forward-looking statements in this Annual Report. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of the Corporation and its subsidiaries. When words such as “believes,” “expects,” “anticipates” or similar expressions occur in this Annual Report, management is making forward-looking statements.
Shareholders should note that many factors, some of which are discussed elsewhere in this report and in the documents that management incorporates by reference, could affect the future financial results of the Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this Annual Report. These factors include the following:
•	operating, legal and regulatory risks;

•	economic, political and competitive forces affecting banking, securities, asset management and credit services businesses; and

•	the risk that management’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.
The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents that Codorus Valley files periodically with the Securities and Exchange Commission.
Critical accounting estimates
Disclosure of Codorus Valley’s significant accounting policies is included in Note 1 to the consolidated financial statements of this Annual Report. Some of these policies are particularly sensitive, requiring that significant judgments, estimates and assumptions be made by management. Additional information is contained in Management’s Discussion and Analysis for the most sensitive of these issues, including the provision and allowance for loan losses, located on pages 19 and 30 of this report.
Management makes significant estimates in determining the allowance for loan losses. Management considers a variety of factors in establishing this estimate such as current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, financial and managerial strength of borrowers, adequacy of collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Estimates related to the value of collateral also have a significant impact on whether or not management continues to accrue income on delinquent loans and on the amounts at which foreclosed real estate is recorded on the statement of financial condition.
| 12

Declines in the fair value of available-for-sale and held-to-maturity securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers: 1) the length of time and the extent to which the fair value has been less than cost, 2) the financial condition and near-term prospects of the issuer, and 3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
As permitted by SFAS No. 123, the Corporation accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) No. 25. Under APB No. 25, no compensation expense is recognized in the income statement related to any options granted under the Corporation’s stock option plans. The pro forma impact of net income and earnings per share that would occur if compensation expense was recognized, based on the estimated fair value of the options on the date of the grant, is disclosed in Note 1 to the consolidated financial statements under the subheading Stock-Based Compensation. The Corporation plans to change its method of accounting for stock-based compensation in 2006, in accordance with Financial Accounting Statement No. 123(R), which is described in Note 1 under the subheading New Accounting Pronouncements. Based on stock options outstanding on December 31, 2005, approximately $50,000 will be expensed in 2006, $34,000 in 2007, and $22,000 in 2008.
Management discussed the development and selection of critical accounting estimates and related Management Discussion and Analysis disclosure with the Audit Committee. There were no material changes made to the critical accounting estimates during the periods presented within this report.
OVERVIEW
The United States Economy
The United States economy, driven by consumer spending and housing, grew 3.5 percent for 2005, compared to 4.2 percent for 2004. Economic constraints during 2005 included higher energy costs, rising short-term market interest rates, and severe damage inflicted on the Gulf States by several hurricanes. The Federal Open Market Committee (FOMC) of the Federal Reserve raised its federal funds target rate 25 basis points at all eight meetings held in 2005. By year-end 2005, the federal funds target and prime rates were 4.25 percent and 7.25 percent, respectively. The FOMC’s restrictive stance was designed to manage inflation and a falling U.S. dollar, contain speculation and unwind the highly accommodative economic policy it placed in effect after the 9/11 terrorist attacks. Mr. Alan Greenspan, Chairman of the Federal Reserve retired after 18 years at the helm at the conclusion of the FOMC meeting held on January 31, 2006. His replacement, Ben Bernanke, PhD, who shares a similar economic philosophy, is expected to continue the FOMC’s overall approach concerning interest rates. The Dow Jones Industrial Average (Dow) closed 2005 at 10,718, down 0.6 percent for the year, while the S&P 500 closed at 1,248, up 3 percent. At year-end 2005, the unemployment rate was 4.9 percent, a noticeable improvement from the prior year-end. Anticipated higher interest rates and energy costs in the period ahead could dampen the housing market and consumer spending.
During 2004, the U.S. economy was also driven by consumer spending and housing and grew 4.2 percent for the year. Up until June 30, 2004, the federal funds target rate was 1 percent, a 47-year low. During the last five policy meetings in 2004, the FOMC raised its federal funds target rate 25 basis points at each meeting. By year-end 2004, the federal funds target and prime rates were 2.25 percent and 5.25 percent, respectively. The Dow closed at 10,783, up 3.2 percent for the year, while the S&P 500 closed at 1,212, up 9 percent. At year-end 2004, the unemployment rate was 5.4 percent, which improved slightly from the prior year-end.
| 13

The Financial Services Industry
For the first nine months of 2005, FDIC insured institutions in the aggregate earned 11 percent more than in the same period of 2004, based on the most current available information from the FDIC. It appears that, once again, the financial services industry is poised for a record earnings year. The increase in earnings was due primarily to increases in net interest income and noninterest income, which more than offset increases in noninterest expense. The provision for loan losses was approximately the same for both nine-month periods. The FDIC reported that the improving trend in expenses for loan losses, which has persisted for almost three years, showed signs of coming to an end in the third quarter of 2005. Both loan loss provisions and net loan losses during that quarter were higher than a year earlier. Capital levels remained strong, although a decrease in unrealized gains in available-for-sale securities portfolios and increased dividends are expected to dampen capital growth. Commercial lenders, a FDIC reporting subset that totaled 4,553 in number, achieved a return on assets of 1.36 percent and a return on equity of 13.42 percent for the first nine months of 2005 annualized.
For 2005, the Nasdaq Bank Stock Index underperformed the S&P 500 Index for the first time in six years as indicated in the chart below.

	Nasdaq Bank Stock Index	S&P 500 Index
Year	% price change	% price change
2005	-4.3	3.0
2004	11.0	9.0
2003	29.9	26.4
2002	4.5	-23.4
2001	10.1	-13.0
2000	14.7	-10.1
Looking ahead, continuation of a flat or slightly inverted US treasury yield curve will place upward pressure on funding costs and may lower margins as well for the banking industry. Compliance costs associated with increased governmental regulation, most notably Section 404 of the Sarbanes-Oxley Act of 2002, are expected to increase. Section 404 requires publicly held companies to assess and certify that their internal control systems over financial reporting are effective. Management believes that the financial services industry will continue to consolidate as a strategy to increase profits and market share. With an emphasis on strengthening customer relationships and finding new ways to generate fee income, it is likely that the industry will increase the diversity of financial products and services. Management believes that consolidation within the financial services industry and product diversification may enhance its competitive position as a community bank.
Accomplishments and Business Strategies
Throughout 2005, management and the board of directors (board) continued to implement a series of initiatives, as guided by the Corporation’s long-range strategic plan. Generally, management focused on profitable balance sheet growth, financial center expansion and renovation, and increasing noninterest income. Selected accomplishments for 2005 included opening two full service financial centers in the communities of West Manchester Township and New Freedom Borough, and renovating two existing financial centers in the communities of York Township and York New Salem. PeoplesBank now has fourteen financial centers located strategically throughout York County, Pennsylvania. Management, with assistance from marketing professionals, developed a new brand image for PeoplesBank to distinguish it from the competition. The branding process, which is still underway, involves internal and external changes. Internally, the company is undergoing a renewed focus on service excellence. While externally, it has implemented a unique color scheme, logo and advertising format, as well as new signage.
| 14

PeoplesBank’s website (www.peoplesbanknet.com) was changed during the year to align it with the new brand. Also during the year, management laid the foundation to expand into northern Maryland through a loan production office (LPO). Plans call for the LPO, which will be based in Towson, Maryland, to be operational by early 2006. In the period ahead, management will remain focused on profitable balance sheet growth by providing diversified financial solutions to small and mid-sized businesses, individual consumers and municipalities in York County (PA) and adjacent counties.
Financial Highlights
The Corporation earned $4,617,000 or $1.46 per share ($1.44 diluted) for 2005, compared to $4,008,000 or $1.28 per share ($1.25 diluted) for 2004, and $3,432,000 or $1.10 per share ($1.09 diluted) for 2003. For 2005, the $609,000 or 15 percent increase in net income above 2004 was the result of increases in net interest income and noninterest income, which more than offset increases in noninterest expense and loan loss provision. The $2,499,000 or 18 percent increase in net interest income was attributable to an increase in the volume and yield on loans, principally business and consumer loans, and loan fees. The net yield on earning assets, on a tax equivalent basis, was 4.16 percent for 2005, compared to 4.01 percent for 2004. The $377,000 or 8 percent increase in noninterest income was attributable to a larger volume of fees and commissions resulting from increased sales and business growth. The $1,713,000 or 13 percent increase in noninterest expense was largely attributable to corporate expansion, which increased personnel, occupancy and marketing expenses. PeoplesBank opened three full service financial centers and renovated three existing financial centers since July 2004. Personnel expense was also impacted by an increase in performance-based compensation and higher health insurance premiums. Marketing expense was impacted by the cost to develop and partially implement a branding initiative for PeoplesBank. The $355,000 or 85 percent increase in the loan loss provision for 2005 was based in part on the significant increase in commercial and commercial real estate loans, which are inherently more risky than other types of loans. Total assets were $476 million on December 31, 2005, an increase of approximately $68 million or 17 percent above December 31, 2004. Asset growth occurred primarily in business and consumer loans, which were funded by growth in deposits and long-term borrowings.
Comparatively, net income for 2004 increased $576,000 or 17 percent above 2003, the result of increases in net interest income and noninterest income and a decrease in loan loss provision, which more than offset a modest increase in noninterest expense. The $858,000 or 7 percent increase in net interest income was primarily attributable to a larger volume of loans. Noninterest income, including gains, was $246,000 or 6 percent above the prior year. With the exception of gains from sales of mortgages and investment securities, which were adversely affected by rising market interest rates, most of the other categories of noninterest income increased, particularly fees on deposits, trust fees, and commissions earned from the sale of mutual fund, annuity and insurance products. The $133,000 or 24 percent decrease in the loan loss provision was attributable to improved asset quality. The $479,000 or 4 percent increase in noninterest expense was due primarily to increases in personnel and marketing expenses, which supported planned business growth.
Quarterly earnings for 2005 and 2004 are shown in Note 18-Quarterly Results of Operations.
Annual cash dividends per share, as adjusted, were $.49 for 2005, compared to $.46 for 2004. Additionally, a 5 percent stock dividend was paid in 2005 and 2004. Book value per share, as adjusted, was $12.25 for year-end 2005, compared to $11.45 for year-end 2004.
Net income as a percentage of average shareholders’ equity (return on equity or ROE), was 12.3 percent for 2005, compared to 11.5 percent for 2004. Net income as a percentage of average total assets (return on assets or ROA), was 1.06 percent for 2005, compared to 1.03 percent for 2004.
| 15

At December 31, 2005, nonperforming assets as a percentage of total loans and net foreclosed real estate were .28 percent, compared to .72 percent at year-end 2004. Information regarding nonperforming assets is provided in the Risk Management section of this report, including Table 10-Nonperforming Assets. The allowance for loan losses as a percentage of total loans was .69 percent for year-end 2005, compared to .62 percent for year-end 2004. Information regarding the allowance is provided in the Risk Management section of this report, including Tables 11-Analysis of Allowance for Loan Losses and 12-Allocation of Allowance for Loan Losses. Based on a recent evaluation of probable loan losses and the current loan portfolio, management believes that the allowance is adequate to support losses inherent in the portfolio at December 31, 2005.
Throughout 2005, the Corporation maintained a capital level well above minimum regulatory quantitative requirements. Currently, there are three federal regulatory definitions of capital that take the form of minimum ratios. Table 9-Capital Ratios, shows that the Corporation and PeoplesBank were well capitalized on December 31, 2005.
A more detailed analysis of the factors and trends affecting corporate earnings follows.
INCOME STATEMENT ANALYSIS
Net Interest Income
The Corporation’s principal source of revenue is net interest income, which is the difference between interest income earned on loans and investment securities, and interest expense incurred on deposits and borrowed funds. Fluctuations in net interest income are caused by changes in interest rates, volumes and the composition or mix of interest rate sensitive assets and liabilities.
For analytical purposes, Tables 1, 2, and 3 are presented on a tax equivalent basis to make it easier to compare taxable and tax-exempt assets. Income from tax-exempt assets, primarily loans to or securities issued by state and local governments, is increased by an amount equivalent to the federal income taxes which would have been incurred if the income was taxable at the statutory rate of 34 percent. Unless otherwise noted, the discussion that follows is based on interest income and interest expense as reported in the consolidated statements of income.
Net interest income for 2005 was $16,423,000, an increase of $2,499,000 or 18 percent above 2004. The increase was primarily the result of an increase in loan volume, although an increase in loan yields and fees also contributed. Earning assets averaged $401 million and yielded 6.45 percent (tax equivalent basis) for 2005, compared to $353 million and 5.86 percent, respectively, for 2004. The $47 million or 13 percent increase in earning assets occurred primarily in business loans and secondarily in consumer loans. Interest bearing liabilities averaged $352 million at an average rate of 2.60 percent for 2005, compared to $314 million and 2.08 percent, respectively, for 2004. The $38 million or 12 percent increase in the average volume of interest bearing liabilities occurred somewhat evenly between long-term debt, interest bearing demand deposits and time deposits. The net yield on earning assets, on a tax equivalent basis, was 4.16 percent for 2005, compared to 4.01 percent for 2004. In the period ahead, if the US treasury yield curve remains flat or slightly inverted the upward pressure on funding costs may lower net interest margin.
Comparatively, net interest income for 2004 was $13,924,000, an increase of $858,000 or 7 percent above 2003. The increase was primarily the result of a larger volume of loans, which more than offset a decrease in yield. Earning assets averaged $353 million and yielded 5.86 percent (tax equivalent basis) for 2004, compared to $322 million and 6.27 percent, respectively, for 2003. The $31 million or 10 percent increase in earning assets occurred primarily in business loans and secondarily in consumer loans.
| 16

Interest bearing liabilities averaged $314 million at an average rate of 2.08 percent for 2004, compared to $290 million and 2.38 percent, respectively, for 2003. The $24 million or 8 percent increase in the average volume of interest bearing liabilities occurred primarily in NOW and money market deposits, and secondarily in long-term debt. The introduction in early 2004 of the Peoples Index Fund, a money market deposit account with a large minimum balance and tied to the published federal funds rate, generated approximately $10 million in average balances. The net yield on earning assets, on a tax equivalent basis, was 4.01 percent for 2004, compared to 4.13 percent for 2003.
Table 1-Net Interest Income (tax equivalent basis)

						5 Year
(dollars in thousands)	2005	2004	2003	2002	2001	CGR*

Total interest income	$25,572	$20,469	$19,964	$20,674	$22,602	3.1%
Tax equivalent adjustment	257	231	238	277	288	n/a

Adjusted total interest income	25,829	20,700	20,202	20,951	22,890	3.1%
Total interest expense	9,149	6,545	6,898	8,907	10,871	-3.7%

Net interest income	$16,680	$14,155	$13,304	$12,044	$12,019	8.5%

Average earning assets	$400,632	$353,390	$322,391	$310,431	$286,777	8.7%
Average interest bearing liabilities	$351,949	$314,398	$290,405	$281,062	$257,262	8.2%

Yield on earning assets	6.45%	5.86%	6.27%	6.75%	7.98%
Rate on interest bearing liabilities	2.60%	2.08%	2.38%	3.17%	4.23%

Interest rate spread	3.85%	3.78%	3.89%	3.58%	3.75%
Net interest margin	4.16%	4.01%	4.13%	3.88%	4.19%

*	Compound growth rate (CGR) is the average annual rate of growth over the five-year period beginning in 2000.
| 17

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Year ended		2005 compared to 2004
	December 31,		Increase
(dollars in thousands)	2005	2004	(Decrease)	Volume	Rate

Interest Income
Interest bearing deposits with banks	$5	$2	$3	$—	$3
Federal funds sold	130	44	86	—	86
Securities, taxable	2,530	2,412	118	(45)	163
Securities, tax-exempt	675	638	37	78	(41)
Loans, taxable	22,407	17,562	4,845	3,005	1,840
Loans, tax-exempt	82	42	40	5	35

Total interest income	25,829	20,700	5,129	3,043	2,086
Interest Expense
Interest bearing deposits
NOW, money market	1,940	827	1,113	64	1,049
Savings	113	71	42	12	30
Time deposits less than $100,000	4,040	3,553	487	125	362
Time deposits $100,000 or more	1,162	857	305	207	98
Short-term borrowings	73	31	42	18	24
Long-term debt	1,821	1,206	615	657	(42)

Total interest expense	9,149	6,545	2,604	1,083	1,521

Net interest income	$16,680	$14,155	$2,525	$1,960	$565

	Year ended		2004 compared to 2003
	December 31,		Increase
(dollars in thousands)	2004	2003	(Decrease)	Volume	Rate

Interest Income
Interest bearing deposits with banks	$2	$2	$—	$—	$—
Federal funds sold	44	62	(18)	(21)	3
Securities, taxable	2,412	2,541	(129)	(36)	(93)
Securities, tax-exempt	638	665	(27)	(36)	9
Loans, taxable	17,562	16,897	665	2,379	(1,714)
Loans, tax-exempt	42	35	7	12	(5)

Total interest income	20,700	20,202	498	2,298	(1,800)
Interest Expense
Interest bearing deposits
NOW, money market	827	822	5	110	(105)
Savings	71	84	(13)	20	(33)
Time deposits less than $100,000	3,553	4,034	(481)	(3)	(478)
Time deposits $100,000 or more	857	881	(24)	(16)	(8)
Short-term borrowings	31	19	12	2	10
Long-term debt	1,206	1,058	148	318	(170)

Total interest expense	6,545	6,898	(353)	431	(784)

Net interest income	$14,155	$13,304	$851	$1,867	$(1,016)

Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate. Taxable loans include net loan fees of $1,178,000 in 2005, $917,000 in 2004, and $1,082,000 in 2003.
| 18

Table 3-Average Balances and Interest Rates (tax equivalent basis)

	2005				2004			2003
	Average			Average			Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$143	$5	3.50%	$162	$2	1.23%	$158	$2	1.27%
Federal funds sold	3,640	130	3.57	3,639	44	1.21	5,552	62	1.12
Investment securities
Taxable	62,615	2,530	4.04	63,806	2,412	3.78	64,723	2,541	3.93
Tax-exempt	9,734	675	6.93	8,668	638	7.36	9,160	665	7.26

Total investment securities	72,349	3,205	4.43	72,474	3,050	4.21	73,883	3,206	4.34

Loans
Taxable (1)	323,479	22,407	6.93	276,211	17,562	6.36	242,123	16,897	6.98
Tax-exempt	1,021	82	8.03	904	42	4.65	675	35	5.19

Total loans	324,500	22,489	6.93	277,115	17,604	6.35	242,798	16,932	6.97

Total earning assets	400,632	25,829	6.45	353,390	20,700	5.86	322,391	20,202	6.27
Other assets (2)	35,216			36,006			36,323

Total assets	$435,848			$389,396			$358,714

Liabilities and Shareholders’ Equity
Interest bearing deposits
NOW, money market	$140,698	$1,940	1.38%	$130,524	$827	0.63%	$115,152	$822	0.71%
Savings	20,709	113	0.55	17,773	71	0.40	14,329	84	0.59
Time deposits less than $100,000	118,328	4,040	3.41	114,320	3,553	3.11	114,418	4,034	3.53
Time deposits $100,000 or more	32,105	1,162	3.62	25,848	857	3.32	26,335	881	3.35

Total interest bearing deposits	311,840	7,255	2.33	288,465	5,308	1.84	270,234	5,821	2.15
Short-term borrowings	2,534	73	2.88	1,613	31	1.92	1,473	19	1.29
Long-term debt	37,575	1,821	4.85	24,320	1,206	4.96	18,698	1,058	5.66

Total interest bearing liabilities	351,949	9,149	2.60	314,398	6,545	2.08	290,405	6,898	2.38

Noninterest bearing deposits	43,452			37,205			31,893
Other liabilities	2,763			2,880			3,200
Shareholders’ equity	37,684			34,913			33,216

Total liabilities and shareholders’ equity	$435,848			$389,396			$358,714

Net interest income		$16,680			$14,155			$13,304

Interest rate spread			3.85%			3.78%			3.89%

Net interest margin			4.16%			4.01%			4.13%

(1)	Interest includes net loan fees of $1,178,000 in 2005, $917,000 in 2004 and $1,082,000 in 2003.

(2)	Average balance includes average nonaccrual loans of $686,000 in 2005, $1,022,000 in 2004 and $4,235,000 in 2003.
Provision for Loan Losses
The provision for loan losses is an estimated expense charged to earnings to address losses attributable to uncollectible loans. The provision reflects management’s judgment of an appropriate level for the allowance for loan losses. The Risk Management section, including Tables 10-Nonperforming Assets, 11-Analysis of Allowance for Loan Losses, and 12-Allocation of Allowance for Loan Losses, of this report, provides detailed information about the allowance, provision and credit risk.
| 19

For 2005, the provision expense for loan losses was $775,000, compared to $420,000 for 2004 and $553,000 for 2003. The $355,000 or 85 percent increase in the 2005 provision was based in part on the significant increase in commercial and commercial real estate loans, which are inherently more risky than other types of loans. Other factors that influenced the increase in the provision were the local employment outlook (two major corporate employers were acquired) and concern over the broader economy, particularly rising energy costs and market interest rates, which might portend debt service problems for some of our borrowers. Comparatively, the decrease in the 2004 provision from the prior year was attributable to improved asset quality of the overall loan portfolio.
Noninterest Income
The following table presents the components of total noninterest income for each of the past three years. A key operating strategy is to increase noninterest or fee based income by offering new services, enhancing traditional services, and expanding sales into new geographic markets.
Table 4-Noninterest Income

(dollars in thousands)	2005	2004	2003

Trust and investment services fees	$1,147	$1,076	$848
Service charges on deposit accounts	1,638	1,501	1,155
Mutual fund, annuity and insurance sales	1,156	930	685
Income from bank owned life insurance	269	262	318
Other income	507	503	401
Gain on sales of mortgages	372	316	707
(Loss) gain on sales of securities	(86)	38	266

Total noninterest income	$5,003	$4,626	$4,380

The discussion that follows addresses changes in noninterest income.
Trust and investment services fees—For 2005, trust fees increased $71,000 or 7 percent above 2004 due to business growth. Comparatively, 2004 increased $228,000 or 27 percent above 2003 due to a fee increase, January 1, 2004, and business growth.
Service charges on deposit accounts—For 2005, service charges on deposits increased $137,000 or 9 percent above 2004 due to an increase in transaction volume and account growth. Check card (debit card) and automated teller machine (ATM) commissions, and overdraft fees continued to trend up in response to increased customer usage of check cards. Additionally, PeoplesBank has been systematically expanding its ATM network. At year-end 2005, PeoplesBank had ATMs at 20 locations compared to 17 locations at year-end 2004. Comparatively, service charges on deposit accounts for 2004 increased $346,000 or 30 percent above 2003 due primarily to an increase in overdraft fees which resulted from the implementation of a discretionary overdraft service by PeoplesBank in June 2003.
Mutual fund, annuity and insurance sales—For 2005, commissions from the sale of mutual funds, annuities and insurance products increased $226,000 or 24 percent above 2004. Comparatively, 2004 increased $245,000 or 36 percent above 2003. The increase for both periods was due to increased sales volume and additions to the sales staff.
Other income—Other income is comprised of many fees including, but not limited to: ATM fees (from non-customers using PeoplesBank’s ATMs), real estate settlement fees, safe deposit box rental fees, credit card merchant fees, checking supplies fees, wire transfer fees and internet banking fees. For 2005, other income was $507,000 or flat compared to 2004. A $25,000 or 25 percent increase in ATM fees (volume) was offset by a decrease in real estate settlement services fees (change in the law that regulates fees). Comparatively, other income for 2004 increased $102,000 or 25 percent above 2003 due primarily to increases in ATM fees, consumer loan insurance fees and credit card merchant fees, which reflected a greater volume of transactions.
| 20

Gain on sales of mortgages—For 2005, gains on sales of mortgages increased $56,000 or 18 percent above 2004 due to an increase in the volume of mortgage loan origination and sales. Comparatively, for 2004 gains decreased $391,000 or 55 percent below 2003 as a result of rising market interest rates, which, in conjunction with the satisfaction of pent-up demand in prior years, curtailed mortgage refinancing. Staff turnover within the mortgage banking department and difficulty in recruiting experienced loan originators were additional factors that contributed to the decline.
(Loss) gain on sales of securities—For 2005, an $86,000 loss was recognized from the sale of securities available-for-sale in connection with a “bond swap.” The swap entailed selling low yielding investments at a loss and replacing them with higher yielding investments, which was designed to increase portfolio yield and interest income in future periods. Comparatively, for 2004 gains decreased $228,000 or 86 percent below 2003. Management took advantage of the interest rate environment in 2003 and sold a larger volume of securities at a profit to enhance earnings.
Noninterest Expense
The following table presents the components of total noninterest expense for each of the past three years.
Table 5-Noninterest Expense

(dollars in thousands)	2005	2004	2003

Personnel	$8,163	$7,077	$6,558
Occupancy of premises, net	1,311	1,074	996
Furniture and equipment	1,241	1,182	1,151
Postage, stationery and supplies	468	412	427
Professional and legal	326	294	471
Marketing and advertising	698	478	371
Other	2,275	2,252	2,316

Total noninterest expense	$14,482	$12,769	$12,290

The discussion that follows addresses changes in noninterest expense. Generally, planned corporate expansion, discussed in the Accomplishments and Business Strategies section (page 14) of this report, and normal business growth were principal expense drivers for all three years.
Personnel—For 2005, personnel expense, comprised of wages and employee benefits, increased $1,086,000 or 15 percent above 2004 due to: planned staff additions associated with financial center expansion, an increase in performance based compensation such as bonuses and sales commissions, increased health insurance premiums, and normal merit increases. Comparatively, 2004 increased $519,000 or 8 percent above 2003 due to many of the same factors. However, both periods reflect staff reductions and realignments, and improved operational efficiency that resulted from a company wide performance evaluation conducted by a consulting firm in 2003. Additionally, 2003 included a full year’s impact of personnel costs associated with the acquisition of an insurance agency in September 2002.
| 21

Occupancy of premises, net—For 2005, occupancy of premises expense increased $237,000 or 22 percent above 2004 due to financial center expansion and renovation, and increases in energy expense and real estate taxes. Comparatively, 2004 increased $78,000 or 8 percent above 2003 due primarily to normal business growth.
Furniture and equipment—For 2005, furniture and equipment expense increased $59,000 or 5 percent above 2004. Comparatively, 2004 increased $31,000 or 3 percent above 2003. The increase for both periods reflected financial center expansion and renovation, and normal business growth.
Postage, stationery and supplies—For 2005, postage, stationery and supplies expense increased $56,000 or 14 percent above 2004 due to financial center expansion, implementation of a new logo for PeoplesBank and normal business growth. Comparatively, 2004 decreased $15,000 or 4 percent below 2003 due to a reduction in supplies expense, most likely attributable to the timing of purchases.
Professional and legal—For 2005, professional and legal expense increased $32,000 or 11 percent above 2004 due primarily to an increase in legal expense, which PeoplesBank incurred to defend itself in two separate lawsuits arising from routine bank business. One lawsuit, involving a dispute over fees, was settled in December 2005, which curtailed any further legal expense. The other lawsuit, involving interpretation of a trust agreement, is expected to result in a recovery of legal fees of approximately $32,000, in 2006. Comparatively, 2004 decreased $177,000 or 38 percent below 2003. During 2003, management engaged a consulting firm to conduct a company wide performance evaluation, to include staffing and work processes. Acting upon the consultant’s recommendations, management realigned staffing to move toward industry standards and improved operating efficiency. These benefits, on an annualized basis, far exceeded the one time consultant’s fee, which was approximately $275,000.
Marketing and advertising—For 2005, marketing and advertising expense increased $220,000 or 46 percent above 2004 due primarily to the cost of developing and partially implementing a strategic branding initiative for PeoplesBank. Promotion expenses associated with the addition of new financial centers also contributed to the increase. Comparatively, 2004 increased $107,000 or 29 percent above 2003 due to a larger marketing budget, which included market research.
Other—Other expense is comprised of many expenses including, but not limited to: telephone, ATM/debit card processing, charitable donations, Pennsylvania shares tax, liability insurance, director fees, customer entertainment, memberships and subscriptions, miscellaneous services, and correspondent banking. This expense category has remained relatively stable over the past three years.
In the period ahead, it is probable that noninterest expense will increase as a result of recent and planned franchise expansion, financial center renovations and completion of the branding initiative for PeoplesBank.
Income Taxes
The provision for federal income tax was $1,552,000 for 2005, an increase of $199,000 or 15 percent above 2004 due to a 15 percent increase in pretax income. Comparatively, 2004 increased $182,000 or 16 percent above 2003 due to a 16 percent increase in pretax income. For 2005, the Corporation recognized $330,000 in tax benefits, principally tax credits, compared to $260,000 for 2004 and $155,000 for 2003 from investments in low-income housing partnerships. The increase in tax credits for 2005 and 2004 resulted from an investment in a low-income housing partnership known as Village Court. In June 2004, the Corporation began to recognize pro-rated credits as rental units in this development were constructed and leased to qualified tenants. For all three years the Corporation’s marginal federal income tax rate was 34 percent, compared to an effective tax rate of approximately 25 percent.
| 22

BALANCE SHEET REVIEW
Investment Securities
The investment securities portfolio is an interest earning asset, second in size to the loan portfolio. Investment securities serve as an important source of revenue and liquidity, and as collateral for public and trust deposits. The investment securities portfolio is managed to comply with the Corporation’s Investment Securities Policy, and accounted for in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”
On December 31, 2005, the securities available-for-sale portfolio totaled $58.1 million, which reflected a $4.5 million decrease from year-end 2004. As securities matured throughout 2005, a portion of the proceeds were not reinvested, but deployed instead to higher yielding loan portfolios. Decisions to purchase or sell securities are based on an assessment of current economic and financial conditions, including the interest rate environment, liquidity and income requirements. Securities available-for-sale are limited to high quality debt instruments as shown in Note 3-Securities Available-for-Sale and Held-to-Maturity. Note 3 shows that unrealized losses for this portfolio exceeded unrealized gains for year-end 2005 due to rising market interest rates. Table 6-Analysis of Investment Securities shows that the available-for-sale portfolio had a yield of 4.28 percent with an average maturity of 3.1 years on December 31, 2005, compared to 3.65 percent and 2.6 years, respectively, on December 31, 2004. The increase in yield reflected higher market interest rates, a bond swap, and a change in investment strategy, which focused on purchasing municipal bonds, which had relatively longer maturities and higher yields.
Securities classified as held-to-maturity, recorded at amortized cost, reflect management’s intent and the Corporation’s ability to hold these instruments to maturity. On December 31, 2005, securities held-to-maturity totaled $9.1 million, the same as year-end 2004. The held-to-maturity portfolio for both years consisted of fixed rate, long-term preferred stock (trust preferreds) issued by commercial bank holding companies. These trust preferreds are substantially junior subordinated debt, pay interest semi-annually, are callable in years 2006-2007 and thereafter, and mature in years 2026-2028. Table 6 shows that the portfolio has a weighted average yield of 8.39 percent and a weighted average remaining maturity of 21 years as of December 31, 2005. Approximately $5.6 million, held by PeoplesBank, are rated investment grade by a national rating service. The remaining $3.5 million, held by the bank holding company, are either not rated or rated below investment grade. Generally, investment was limited to $500,000 per issuer based on an analysis of the issuer’s financial strength and strategic focus.
| 23

Table 6-Analysis of Investment Securities (amortized cost basis)

		December 31, 2005
	Maturity Distribution
							Weighted
	One year	One through	Five through	After		Average	average
(dollars in thousands)	or less	five years	ten years	ten years	Total	maturity	yield(1)

Available-for-sale
U.S. agencies(2)	$8,769	$37,082	$—	$—	$45,851	2.1 years	3.66%
State and municipal	—	2,654	9,400	830	12,884	6.7 years	6.54%

Total	$8,769	$39,736	$9,400	$830	$58,735	3.1 years	4.28%

Percentage of total	14.93%	67.66%	16.00%	1.41%	100.00%
Weighted average yield	3.04%	3.98%	6.46%	7.46%	4.28%

Held-to-maturity
Corporate trust preferreds	$—	$—	$—	$9,101	$9,101	21.1 years	8.39%

(1) Yields were based on amortized cost basis. Additionally, yields on tax-exempt obligations were computed on a tax equivalent basis using a
       34% tax rate.
(2) U.S. agency mortgage-backed securities are included in the maturity categories based on average expected life.
Loans
On December 31, 2005 total loans were $368 million, an increase of approximately $69 million or 23 percent above year-end 2004. Table 7 presents the composition of total loans on a comparative basis for five year-end periods. The table shows a clear trend of growth and corporate emphasis on commercial lending. At year-end 2005, commercial loans increased $57 million or 25 percent above year-end 2004, while consumer loans, principally installment loans, increased $12 million or 17 percent above the prior year-end. During 2005, PeoplesBank’s mortgage banking staff focused on originating and selling residential mortgages without retaining servicing rights. These loans are classified on the balance sheet as loans held for sale and reported at the lower of cost or fair value. On December 31, 2005, loans held for sale were $1.5 million, approximately the same as year-end 2004.
Table 7-Loan Portfolio Composition

					December 31,
(dollars in thousands)	2005	%	2004	%	2003	%	2002	%	2001	%

Commercial, industrial and agricultural	$207,545	56.4	$189,658	63.5	$163,676	62.9	$161,425	69.0	$152,112	67.3
Real estate — construction and land development	74,478	20.2	35,395	11.9	28,147	10.8	20,596	8.8	21,889	9.7

Total commercial related loans	282,023	76.6	225,053	75.4	191,823	73.7	182,021	77.8	174,001	77.0

Real estate — residential mortgages	26,190	7.1	24,954	8.3	25,134	9.7	24,803	10.6	24,799	11.0
Installment	59,896	16.3	48,664	16.3	43,249	16.6	27,136	11.6	26,985	12.0

Total consumer related loans	86,086	23.4	73,618	24.6	68,383	26.3	51,939	22.2	51,784	23.0

Total loans	$368,109	100.0	$298,671	100.0	$260,206	100.0	$233,960	100.0	$225,785	100.0

| 24

Table 8—Selected Loan Maturities and Interest Rate Sensitivity shows that, at December 31, 2005, the commercial loan portfolio was comprised of $157 million or 56 percent in fixed rate loans and $125 million or 44 percent in floating or adjustable rate loans. Comparatively, the mix was 54/46 on December 31, 2004. The slight increase in the proportion of fixed rate commercial loans for 2005 was the result of rising market interest rates, as borrowers locked in their financing costs before further rate increases. Floating rate loans reprice periodically with changes in the Wall Street Journal (WSJ) prime rate and LIBOR. Adjustable rate loans reprice at annual intervals based on the US treasury yield curve. Additional loan information can be found in Note 4-Loans, and within the Risk Management section (page 28) of this report.
Table 8-Selected Loan Maturities and Interest Rate Sensitivity

		December 31, 2005
	Maturity Distribution
	1 year	1-5	over 5
(dollars in thousands)	or less	years	years	Total

Commercial, industrial and agricultural	$30,700	$47,315	$129,530	$207,545
Real estate-construction and land development	45,370	25,547	3,561	74,478

Total commercial related loans	$76,070	$72,862	$133,091	$282,023

Fixed interest rates	$14,017	$34,845	$108,139	$157,001
Floating or adjustable interest rates	62,053	38,017	24,952	125,022

Total commercial related loans	$76,070	$72,862	$133,091	$282,023

Other Assets
Included in other assets are PeoplesBank’s investments in real estate partnerships and life insurance. On December 31, 2005, the carrying value of investments in two unrelated real estate partnerships totaled $4.1 million, compared to $4.5 million at year-end 2004. The purpose of these partnerships is to provide low cost housing to qualified families. PeoplesBank’s role in these real estate partnerships is solely as an investor, whose return is in the form of federal tax credits, which will be realized over a specified number of years. Also included in other assets is an investment in life insurance policies on a chosen group of employees and directors. This investment is carried at the cash surrender value of the underlying policies. The cash surrender value was approximately $7.7 million on December 31, 2005, compared to approximately $7.4 million on December 31, 2004. Additional information about investment in real estate partnerships and bank owned life insurance can be found in Note 1 under the appropriate subheadings.
Funding
Deposits
Deposits are the principal source of funding for earning assets. On December 31, 2005, total deposits were $385 million, an increase of $56 million or 17 percent above year-end 2004. The increase in deposits, which reflected the continuation of a long trend of successful sales efforts, occurred across all deposit types. The increase was attributable, in part, to the addition of two financial centers in March 2005 and one in October 2004, deposit growth from commercial banking clients and municipalities, and the introduction of additional money market products. An increase in short-term market interest rates throughout 2005, engineered by the Federal Reserve, was also a factor that contributed to deposit growth by increasing depositors’ returns. Demand and savings deposits combined increased $28 million or 14 percent and time deposits increased $28 million or 20 percent.
| 25

The increase in time deposits, which was larger than in prior years, was concentrated in PeoplesBank’s variable rate CDs, which re-price weekly based on the one year US Treasury bond rate. The average rate paid on interest bearing deposits was 2.33 percent for 2005, compared to 1.84 percent for 2004. A comparative breakdown of deposits is located in Note 8-Deposits.
Short-term Borrowings and Long-term Debt
To meet day-to-day funding needs, PeoplesBank may borrow from larger correspondent banks in the form of federal funds purchased. It also uses credit available at the Federal Home Loan Bank of Pittsburgh (FHLBP). Interest rates are established daily based on prevailing market conditions for overnight funds. On December 31, 2005, PeoplesBank had $9.8 million in outstanding short-term borrowings, compared to $12.9 million on December 31, 2004. Overnight borrowings for both periods temporarily funded an increase in commercial loan volume.
Long-term debt is a primary funding source for asset growth. On December 31, 2005, long-term debt was $39.7 million, compared to $26.6 million for year-end 2004. The increase in 2005 was due to an increase in FHLBP advances, which partially funded loan growth. A listing of outstanding long-term debt obligations is provided in Note 9-Short-term Borrowings and Long-term Debt. Generally, funds for the payment of long-term debt come from operations and refinancings.
PeoplesBank’s maximum borrowing capacity, as established quarterly by the FHLBP, was approximately $135 million as of September 30, 2005, the most recent available date. On December 31, 2005, PeoplesBank had approximately $44 million outstanding on its account with the FHLBP at an average rate of 4.42 percent.
Shareholders’ Equity and Capital Adequacy
Shareholders’ equity, or capital, is a source of funds enabling the Corporation to maintain asset growth and absorb losses. Total shareholders’ equity was $38.7 million on December 31, 2005, compared to $36 million for year-end 2004. The increase in equity was primarily attributable to an increase in retained earnings from profitable operations. Capital adequacy can be negatively affected by a multitude of factors, including: corporate expansion, balance sheet growth, losses, dividend policy, and regulatory mandates, among others.
The Corporation typically pays cash dividends on a quarterly basis. The board of directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other factors. Annual cash dividends per common share, totaled $.49 for 2005 and $.46 for 2004. All per share amounts were adjusted for stock dividends.
Periodically, the Corporation distributes stock dividends as an additional means of enhancing long-term shareholder value. In June of 2005, 2004 and 2003, the Corporation distributed a 5 percent stock dividend. Distribution of these stock dividends resulted in the issuance of 149,593 additional common shares in 2005, 141,672 in 2004 and 134,564 in 2003. The weighted average number of shares of common stock outstanding, adjusted for stock dividends, was 3,152,101 for 2005, 3,132,491 for 2004, and 3,123,650 for 2003.
On October 14, 2004, the Corporation issued a press release, which was also filed on a Form 8-K, announcing that its board of directors authorized the purchase, in open market and privately negotiated transactions, of up to 4.9 percent or approximately 146,000 shares of its then outstanding common stock. As of December 31, 2005, the Corporation had not acquired any of its common stock under the authorization reported in October 2004.
| 26

As disclosed in this report, the Corporation maintains various employee, director and shareholder benefit plans that could result in the issuance of its common stock. Information regarding these plans can be found in Note 11-Benefit Plans and Note 12-Stock Option Plans to the consolidated financial statements.
Based on strong balance sheet growth for 2005, it is likely that management will need to raise additional capital in 2006. Management believes that the most cost effective way to raise capital is through the issuance of trust preferred debt securities, which get included in Tier I capital (subject to regulatory limitations) for regulatory capital purposes. Trust preferred debt is usually priced at a spread to LIBOR and has a 30-year maturity, but is callable at quarterly intervals after the fifth year. Management and the board believe that capital acquisition and investment, guided by a long range strategic plan, is necessary to grow market share and net income over the long-term and is an important strategy for enhancing long-term shareholder value.
The Corporation and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Table 9. Table 9 provides a comparison of the Corporation’s and PeoplesBank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirement for the periods indicated. In November 2004, the Corporation issued approximately $3.1 million in trust preferred debt securities, which are included in Tier 1 capital for regulatory capital purposes, to support planned business growth.
Table 9-Capital Ratios

	Ratios		Federal	Federal	Capital*
	at December 31,		Minimum	Well	at December 31,
(dollars in thousands)	2005	2004	Required	Capitalized	2005	2004

Tier 1 risk-based capital			4.00%	6.00%
(as a percentage of risk weighted assets)
Codorus Valley
Bancorp, Inc.(consolidated)	10.61%	11.77%			$41,658	$38,285
PeoplesBank	9.62	10.60			37,201	33,837

Total risk-based capital			8.00%	10.00%
(as a percentage of risk weighted assets)
Codorus Valley
Bancorp, Inc.(consolidated)	11.26%	12.34%			$44,196	$40,150
PeoplesBank	10.28	11.18			39,739	35,702

Leverage			4.00%	5.00%
(Tier 1 capital as a percentage of average total assets)
Codorus Valley
Bancorp, Inc. (consolidated)	9.57%	9.86%			$41,658	$38,285
PeoplesBank	8.66	8.85			37,201	33,837

* Net unrealized gains and losses on securities available-for-sale, net of taxes, are disregarded for capital ratio computation purposes in accordance with federal regulatory banking guidelines.
| 27

Risk Management
The Corporation’s Risk Management Committee (Committee) meets at least quarterly and includes members of senior management and an independent director. The objective of the Committee is to identify and manage risk inherent in the operations of the Corporation and its affiliates. The Committee’s risk review is broad in scope and includes the following risks: credit, interest rate, liquidity, price, transaction, compliance, strategic and reputation. A primary responsibility of the Committee is to develop, implement and monitor compliance with formal risk management policies and procedures.
Credit Risk Management
The Corporation emphasizes the management of credit risk. To support this objective a sound lending policy framework has been established. This framework includes six basic policies that guide the lending process and minimize risk. First, the Corporation follows detailed written lending policies and procedures. Second, lending authority is granted commensurate with dollar amount, loan type, level of risk, and loan officer experience. Third, loan review committees function at both the senior lending officer level and the board level to review and approve loans that exceed preestablished dollar thresholds and/or meet other criteria. Fourth, the Corporation directly lends mainly within its primary geographical market area, York County, Pennsylvania and northern Maryland. Although this may pose a geographical concentration risk, the diverse local economy and employee knowledge of customers minimizes this risk. Fifth, the loan portfolio is diversified to prevent dependency upon a single customer or small group of related customers. And sixth, the Corporation does not lend to foreign countries or persons residing therein.
In addition to a comprehensive lending policy, numerous internal reviews of loan and foreclosed real estate portfolios occur throughout the year. In addition to internal controls, loan portfolios are reviewed by independent auditors in connection with their annual financial statement audit and are examined periodically by bank regulators.
One component of the internal credit risk review is the identification and management of industry concentrations, defined as greater than 10 percent of the total loan portfolio. At year-end 2005, the Corporation had two industry concentrations that exceeded 10 percent of the total loan portfolio, real estate construction and land development was 20.2 percent, and commercial real estate leasing was 11.0 percent. Commercial leasing pertains to borrowers who lease real estate for business purposes. Comparatively, at year-end 2004, real estate construction and land development was 11.9 percent, and commercial real estate leasing was 12.2 percent. Loans to borrowers within these industries are usually collateralized by real estate.
Nonperforming Assets
Table 10-Nonperforming Assets, presents asset categories posing the greatest risk of loss. Management generally places a loan on nonaccrual status and ceases accruing interest income when loan payment performance is unsatisfactory and the loan is past due 90 days or more. Loans past due 90 days or more and still accruing interest, are contractually past due, but well collateralized and in the process of collection. The final category, foreclosed real estate is real estate acquired to satisfy debts owed to PeoplesBank. Table 10 also provides a summary of nonperforming assets and related ratios. The paragraphs below explain the changes within each asset category presented in Table 10 for December 31, 2005, compared to December 31, 2004.
| 28

Table 10-Nonperforming Assets

					December 31,
(dollars in thousands)	2005		2004		2003		2002		2001

Nonaccrual loans	$1,034		$622		$516		$5,051		$1,411
Accruing loans that are contractually past due 90 days or more as to principal or interest	—		19		49		453		164
Foreclosed real estate, net of allowance	7		1,535		1,326		465		692

Total nonperforming assets	$1,041		$2,176		$1,891		$5,969		$2,267

Ratios
Nonaccrual loans as a % of total year-end loans	0.28%		0.21%		0.20%		2.16%		0.62%

Nonperforming assets as a % of total year-end loans and net foreclosed real estate	0.28%		0.72%		0.72%		2.55%		1.00%

Nonperforming assets as a % of total year-end stockholders’ equity	2.69%		6.05%		5.60%		18.52%		7.72%

Allowance for loan losses as a multiple of nonaccrual loans	2.5	x	3.0	x	3.3	x	.3	x	1.3	x
On December 31, 2005, nonaccrual loans consisted of collateralized business and mortgage loans, and consumer loans. The Corporation recognizes interest income on a cash basis for nonaccrual loans. On December 31, 2005, the nonaccural loan portfolio was $1,034,000, compared to $622,000 on December 31, 2004. The level of nonaccural loans was relatively low for both periods. On December 31, 2005, nonaccural loans were comprised of fourteen unrelated accounts ranging in size from $13,000 to $441,000. The two largest accounts, totaling $581,000, pertain to business loans that in management’s judgment are adequately collateralized by real estate assets. Management and the board of directors evaluate the adequacy of the allowance for loan losses at least quarterly. Collection efforts including modification of contractual terms for individual accounts, based on prevailing market conditions, and liquidation of collateral assets are being employed to maximize recovery.
On December 31, 2005, there were no accruing loans contractually past due 90 days or more as to principal or interest, compared to $19,000 on December 31, 2004. Generally, loans in the past due category are adequately collateralized and in the process of collection.
Foreclosed real estate, net of allowance, was $7,000 on December 31, 2005, compared to $1,535,000 on December 31, 2004. The decrease was attributable to the sale, in February 2005, of real estate from one account that had a carrying value of approximately $1,527,000. Sale proceeds exceeded the carrying value of the real estate by $151,000 resulting in a gain on the sale. The provision expense for foreclosed real estate, due to declines in the fair value of individual assets, was $17,000 for 2005, compared to $19,000 for 2004 and $55,000 for 2003.
On December 31, 2005, there were approximately $10 million in potential problem loans closely monitored by management. Potential problem loans consist of loans for which management has serious doubts as to the ability of the borrower to comply with present repayment terms, and which were not disclosed in Table 10. A loss allowance is established for those potential problem loans that in management’s judgment were inadequately collateralized. Comparatively, management was monitoring approximately $3.1 million in potential problem loans on December 31, 2004.
| 29

Allowance for Loan Losses
Although the Corporation maintains sound credit policies, certain loans deteriorate and must be charged off as losses. The allowance for loan losses is maintained to absorb losses inherent in the portfolio at December 31, 2005. The allowance is increased by provisions charged to expense and is reduced by loan charge-offs, net of recoveries. The allowance is based upon management’s continuous evaluation of the loan portfolio coupled with a formal review of adequacy on a quarterly basis, which is subject to review and approval by the board. In analyzing the adequacy of the allowance, management considers the results of internal and external credit reviews, past loss experience, changes in the size and composition of the loan portfolio, adequacy of collateral, general economic conditions and the local business outlook. All of these factors are susceptible to significant change. Determining the level of the allowance for probable loan losses at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which are often subjective and fluid. Table 11 presents an analysis of the activity in the allowance for loan losses over a five-year period. Table 12 presents an allocation of the allowance for loan losses by major loan category. The unallocated component of the allowance for loan losses represents probable losses inherent in the portfolio that are not fully captured in the allocated allowance analyses, such as: industry concentrations, imprecision in the loan risk evaluation process and current economic factors.
The allowance was $2,538,000 or .69 percent of total loans on December 31, 2005, compared to $1,865,000 and .62 percent, respectively, on December 31, 2004. The increase in the allowance was primarily the result of a $355,000 or 85 percent increase in the loan loss provision. The increase in the provision was based in part on the significant increase in commercial and commercial real estate loans, which are inherently more risky than other types of loans. Other factors that influenced the increase in the provision were the local employment outlook (two major employers were acquired), and concern over the broader economy, particularly rising energy costs and market interest rates, which may portend debt service problems for some of our borrowers. These other factors contributed to an increase in the unallocated component in 2005 as noted in Table 12. Based on a recent evaluation of probable loan losses in the current portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on December 31, 2005.
| 30

Table 11-Analysis of Allowance for Loan Losses

(dollars in thousands)	2005	2004	2003	2002	2001

Balance — beginning of year	$1,865	$1,694	$1,515	$1,898	$1,967
Provision charged to operating expense	775	420	553	515	143
Loans charged off
Commercial	34	336	684	1,100	121
Real estate-mortgage	99	30	—	7	—
Consumer	80	111	86	78	111

Total loans charged off	213	477	770	1,185	232
Recoveries
Commercial	74	216	370	274	9
Real estate-mortgage	2	1	—	—	—
Consumer	35	11	26	13	11

Total recoveries	111	228	396	287	20

Net charge-offs	102	249	374	898	212

Balance — end of year	$2,538	$1,865	$1,694	$1,515	$1,898

Ratios
Net charge-offs as a % of average total loans	0.03%	0.09%	0.15%	0.39%	0.10%
Allowance for loan losses as a % of total loans	0.69%	0.62%	0.65%	0.65%	0.84%
Allowance for loan losses as a % of nonaccrual loans and loans past due 90 days or more	245%	291%	300%	28%	121%
Table 12-Allocation of Allowance for Loan Losses

					December 31,
	2005		2004		2003		2002		2001
		% Total		% Total		%Total		% Total		% Total
(dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial, industrial and agricultural	$1,339	56.4	$1,216	63.5	$1,105	62.9	$906	69.0	$1,188	67.3
Real estate — construction and land development	439	20.2	213	11.9	80	10.8	61	8.8	55	9.7

Total commercial related	1,778	76.6	1,429	75.4	1,185	73.7	967	77.8	1,243	77.0

Real estate — residential mortgages	19	7.1	13	8.3	15	9.7	16	10.6	15	11.0
Installment	141	16.3	116	16.3	115	16.6	70	11.6	69	12.0

Total consumer related	160	23.4	129	24.6	130	26.3	86	22.2	84	23.0

Unallocated	600	n/a	307	n/a	379	n/a	462	n/a	571	n/a

Total	$2,538	100.0	$1,865	100.0	$1,694	100.0	$1,515	100.0	$1,898	100.0

Note: The specific allocation for any particular loan category may be reallocated in the future as risk perceptions change. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire loan portfolio.
| 31

Liquidity
Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan customers, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, it provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are scheduled investment security maturities and cash inflows, funds received from customer loan payments, and asset sales. The primary sources of liability liquidity are deposit growth, short-term borrowings and long-term debt. Retained earnings from profitable operations are another source of liquidity. The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities. For 2005, management believes that liquidity was adequate based on its availability from many sources, including the potential liquidation of a $58 million portfolio of available-for-sale securities valued at December 31, 2005, and unused credit with the FHLBP of approximately $91 million. The Corporation’s loan-to-deposit ratio was 96 percent for year-end 2005, compared to 91 percent for year-end 2004. Management believes that the addition of two financial centers in March of 2005 will provide liquidity in the form of new deposits.
Off-Balance Sheet Arrangements
The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Financial instruments with off-balance sheet risk are disclosed in Note 14-Commitments to Extend Credit of this report and totaled $120 million at December 31, 2005, compared to $71 million at December 31, 2004. Normally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn and therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.
Contractual Obligations
Table 13-Contractual Obligations, presents the amount and timing of payments due under long-term contractual obligations.
Table 13-Contractual Obligations

		December 31, 2005
		Payments due by period
		Less than	1-3	3-5	More than
(dollars in thousands)	Total	1 year	years	years	5 years

Long-term debt	$39,118	$1,562	$9,388	$13,564	$14,604
Capital lease	984	94	190	190	510
Operating leases	1,074	150	314	305	305
Time deposits	166,341	88,950	53,893	23,498	—

Total	$207,517	$90,756	$63,785	$37,557	$15,419

| 32

Impact of Inflation and Changing Prices
The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation may impact the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio. Inflation may also significantly affect noninterest expenses, which tend to rise during periods of general inflation. The level of inflation can be measured by the change in the Consumer Price Index (CPI) for all urban consumers (December vs. December). The change in the CPI for 2005 was 3.4 percent, compared to 3.3 percent for 2004 and 1.9 percent for 2003.
Management believes that the most significant impact on financial results is the Corporation’s ability to react to changes in market interest rates. As discussed below in the Market Risk Management section, management strives to structure the balance sheet to increase net interest income by managing interest rate sensitive assets and liabilities to reprice in response to changes in market interest rates. Additionally, management is focused on increasing fee income, an income component that is less sensitive to changes in market interest rates.
Item 7A: Quantitative and qualitative disclosures about market risk
Market Risk Management
In the normal course of conducting business, the Corporation is exposed to market risk, principally interest rate risk, through the operations of its banking subsidiary, PeoplesBank. Interest rate risk arises from market driven fluctuations in interest rates that may affect cash flows, income, expense and the values of financial instruments. PeoplesBank is particularly vulnerable to changes in short-term interest rates such as the prime rate and LIBOR. An Asset-Liability Committee (Committee) comprised of members of senior management manages interest rate risk. The Committee’s objective is to maximize net interest income within acceptable levels of liquidity and interest rate risk and within capital adequacy constraints. PeoplesBank is not subject to foreign currency or commodity price risk and it does not own any trading assets.
The Committee manages interest rate risk primarily through sensitivity analysis. Asset-liability management simulation software (ALM model) is used to model and measure the potential loss in future net income based on hypothetical changes in interest rates. Interest rate forecasts are supplied by a national forecasting service and integrated with the ALM model. The Corporation’s policy limit for the maximum negative impact on net income is 10 percent over a twelve-month period. This policy limit is tested on a quarterly basis by measuring the change in net income from a baseline scenario where interest rates are held constant, to a high rate scenario (gradual 200 basis point increase in prime and fed funds rates), a low rate scenario (gradual 200 basis point decrease in prime and fed funds rates) and a most likely scenario (defined by a forecasting service) over the future twelve-month period. Important ALM modeling assumptions include: the use of a static balance sheet and contractual cash flows; varying levels of prepayments for loans and mortgage-backed securities; stability of noninterest income and expense; reinvestment of repriceable cash flows in the same type of asset or liability; and constant product rate spreads, determined at the balance sheet date, over the twelve-month measurement period. The ALM model also includes significant balance sheet characteristics such as rate caps and floors.
The Corporation performed a financial simulation on the balance sheet for December 31, 2005 and 2004. The results of these point-in-time analyses are shown in Table 14. For year-end 2005, the ALM model portrayed a balance sheet that was interest rate risk neutral, which suggests that future earnings, principally the net interest income component, would be stable under the hypothetical changes in market interest rates modeled. Comparatively, the ALM model portrayed an asset sensitive balance sheet at year-end 2004, which suggested that earnings would increase if market interest rates increase, or conversely, decrease if market rates decrease. Asset sensitivity means that loan and investment assets will reprice to a greater and faster degree than the deposits and debt that fund them. Throughout 2005, short-term interest rates increased 200 basis points in response to economic tightening by the Federal Reserve, while long-term interest rates remained relatively stable, or in some cases declined slightly.
| 33

Many loan clients showed a preference for fixed rate instruments to lock in rates, while deposit clients preferred variable or floating rate instruments with short maturities. The result was a gradual shift year-over-year in the balance sheet from an asset sensitive position to a more neutral position.
Table 14-Interest Rate Sensitivity

Forecasted	Change in interest rates	Change in
interest rate	ramped over 12 months	net income
scenario	(basis points)	$000’s	%

	at December 31, 2005
Most likely	+50	(1)	0.0
High	+200	2	0.0
Flat (baseline)	0	0	0.0
Low	-200	39	0.7

	at December 31, 2004
Most Likely	+125	141	3.4
High	+200	161	3.9
Flat (baseline)	0	0	0.0
Low	-200	(145)	(3.5)
Measurement of interest rate risk requires many assumptions. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower rates on net income. Actual results may differ from simulated results due to many factors including: timing of cash flows, magnitude and frequency of interest rate changes, customer behavior, changes in market conditions, and management strategies.
| 34

Item 8: Financial statements and supplementary data
Codorus Valley Bancorp, Inc.
Consolidated Balance Sheets

	December 31,
(dollars in thousands, except per share data)	2005	2004

Assets
Interest bearing deposits with banks	$126	$119
Cash and due from banks	11,959	7,966

Total cash and cash equivalents	12,085	8,085
Securities, available-for-sale	58,111	62,587
Securities, held-to-maturity (fair value $9,686 for 2005 and $9,929 for 2004)	9,101	9,103
Restricted investment in bank stocks, at cost	2,452	2,450
Loans held for sale	1,522	1,589
Loans (net of deferred fees of $537 in 2005 and $481 in 2004)	368,109	298,671
Less-allowance for loan losses	(2,538)	(1,865)

Net loans	365,571	296,806
Premises and equipment, net	10,962	9,909
Other assets	16,248	17,142

Total assets	$476,052	$407,671

Liabilities
Deposits
Noninterest bearing	$49,369	$40,897
Interest bearing	335,785	288,640

Total deposits	385,154	329,537
Short-term borrowings	9,781	12,880
Long-term debt	39,712	26,613
Other liabilities	2,676	2,659

Total liabilities	437,323	371,689

Shareholders’ equity
Preferred stock, par value $2.50 per share; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $2.50 per share; 10,000,000 shares authorized; 3,160,821 shares issued and outstanding for 2005 and 2,992,590 for 2004	7,902	7,481
Additional paid-in capital	23,035	20,293
Retained earnings	8,204	8,034
Accumulated other comprehensive (loss) income	(412)	174

Total shareholders’ equity	38,729	35,982

Total liabilities and shareholders’ equity	$476,052	$407,671

See accompanying notes.
| 35

Codorus Valley Bancorp, Inc.
Consolidated Statements of Income

	Years ended December 31,
(dollars in thousands, except per share data)	2005	2004	2003

Interest income
Loans, including fees	$22,462	$17,590	$16,920
Investment securities
Taxable	2,461	2,377	2,506
Tax-exempt	445	421	439
Dividends	69	35	35
Other	135	46	64

Total interest income	25,572	20,469	19,964

Interest expense
Deposits	7,255	5,308	5,821
Federal funds purchased and other short-term borrowings	73	31	19
Long-term debt	1,821	1,206	1,058

Total interest expense	9,149	6,545	6,898

Net interest income	16,423	13,924	13,066

Provision for loan losses	775	420	553

Net interest income after provision for loan losses	15,648	13,504	12,513

Noninterest income
Trust and investment services fees	1,147	1,076	848
Service charges on deposit accounts	1,638	1,501	1,155
Mutual fund, annuity and insurance sales	1,156	930	685
Income from bank owned life insurance	269	262	318
Other income	507	503	401
Gain on sales of mortgages	372	316	707
(Loss) gain on sales of securities	(86)	38	266

Total noninterest income	5,003	4,626	4,380

Noninterest expense
Personnel	8,163	7,077	6,558
Occupancy of premises, net	1,311	1,074	996
Furniture and equipment	1,241	1,182	1,151
Postage, stationery and supplies	468	412	427
Professional and legal	326	294	471
Marketing and advertising	698	478	371
Other	2,275	2,252	2,316

Total noninterest expense	14,482	12,769	12,290

Income before income taxes	6,169	5,361	4,603

Provision for income taxes	1,552	1,353	1,171

Net income	$4,617	$4,008	$3,432

Net income per share, basic	$1.46	$1.28	$1.10
Net income per share, diluted	$1.44	$1.25	$1.09
See accompanying notes.
| 36

Codorus Valley Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive
(dollars in thousands, except per share data)	Stock	Capital	Earnings	(Loss) Income	Total

Balance, December 31, 2002	$6,743	$15,549	$8,551	$1,380	$32,223
Comprehensive income
Net income			3,432		3,432
Other comprehensive loss, net of tax
Unrealized losses on securities net of reclassification adjustment for gains included in net income				(634)	(634)

Total comprehensive income					2,798
Cash dividends ($.43 per share)			(1,327)		(1,327)
5% stock dividend -
134,564 shares at fair value	336	1,817	(2,158)		(5)

Issuance of common stock -
6,035 shares for insurance agency purchase	15	85			100

Balance, December 31, 2003	7,094	17,451	8,498	746	33,789
Comprehensive income
Net income			4,008		4,008
Other comprehensive loss, net of tax
Unrealized losses on securities net of reclassification adjustment for gains included in net income				(572)	(572)

Total comprehensive income					3,436
Cash dividends ($.46 per share)			(1,456)		(1,456)
5% stock dividend -
141,672 shares at fair value	354	2,656	(3,016)		(6)
Issuance of common stock -
7,666 shares under stock option plan	19	100			119
5,618 shares for insurance agency purchase	14	86			100

Balance, December 31, 2004	7,481	20,293	8,034	174	35,982
Comprehensive income
Net income			4,617		4,617
Other comprehensive loss, net of tax
Unrealized losses on securities net of reclassification adjustment for losses included in net income				(586)	(586)

Total comprehensive income					4,031
Cash dividends ($.49 per share)			(1,554)		(1,554)
5% stock dividend -
149,593 shares at fair value	374	2,513	(2,893)		(6)
Issuance of common stock -
18,638 shares under stock option plan	47	229			276

Balance, December 31, 2005	$7,902	$23,035	$8,204	$(412)	$38,729

See accompanying notes.
| 37

Codorus Valley Bancorp, Inc.
Consolidated Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2005	2004	2003

Cash flows from operating activities
Net income	$4,617	$4,008	$3,432
Adjustments to reconcile net income to cash provided by operations:
Depreciation	1,115	983	986
Provision for loan losses	775	420	553
Provision for losses on foreclosed real estate	17	19	55
Deferred federal income tax (benefit) expense	(93)	111	119
Amortization of investment in real estate partnership	472	237	203
Increase in cash surrender value of life insurance investment	(269)	(262)	(318)
Origination of held for sale mortgages	(29,402)	(27,489)	(65,339)
Proceeds from sales of held for sale mortgages	29,841	28,405	68,475
Gain on sales of held for sale mortgages	(372)	(348)	(707)
Loss on sale of loans not held for sale	—	32	—
Loss (gain) on sales of securities	86	(38)	(266)
Gain on sales of foreclosed real estate	(154)	(1)	(126)
(Increase) decrease in accrued interest receivable	(532)	(150)	165
Decrease (increase) in other assets	48	(505)	392
Increase (decrease) in accrued interest payable	149	7	(114)
Increase in other liabilities	348	522	160
Other, net	240	501	621

Net cash provided by operating activities	6,886	6,452	8,291

Cash flows from investing activities
Securities, available-for-sale
Purchases	(17,985)	(16,209)	(31,300)
Maturities and calls	17,327	8,913	22,660
Sales	3,918	6,304	13,542
Securities, held-to-maturity, calls	—	250	—
Net increase in restricted investment in bank stock	(2)	(474)	(473)
Net increase in loans made to customers	(69,506)	(38,898)	(28,220)
Purchases of premises and equipment	(2,174)	(1,541)	(1,017)
Investment in real estate partnership	(420)	(1,107)	(1,243)
Investment in life insurance	(7)	(63)	(7)
Investment in nonconsolidated subsidiary	—	(93)	—
Purchase of insurance agency assets	(60)	(130)	(25)
Proceeds from sales of foreclosed real estate	1,690	102	776

Net cash used in investing activities	(67,219)	(42,946)	(25,307)

Cash flows from financing activities
Net increase in demand and savings deposits	27,459	26,458	12,964
Net increase (decrease) in time deposits	28,158	(1,203)	(1,309)
Net (decrease) increase in short-term borrowings	(3,099)	6,085	(294)
Proceeds from issuance of long-term debt	20,500	4,893	10,000
Repayment of long-term debt	(7,401)	(2,719)	(1,725)
Dividends paid	(1,554)	(1,456)	(1,327)
Issuance of common stock	276	119	—
Cash paid in lieu of fractional shares	(6)	(6)	(5)

Net cash provided by financing activities	64,333	32,171	18,304

Net increase (decrease) in cash and cash equivalents	4,000	(4,323)	1,288
Cash and cash equivalents at beginning of year	8,085	12,408	11,120

Cash and cash equivalents at end of year	$12,085	$8,085	$12,408

Supplemental disclosures
Interest paid on deposits and borrowed funds	$9,000	$6,538	$7,012
Income taxes paid	$1,095	$1,120	$650
See accompanying notes.
| 38

Codorus Valley Bancorp, Inc.
Notes to Consolidated Financial Statements
NOTE 1-Summary of Significant Accounting Policies
Nature of Operations and Basis of Presentation
Codorus Valley Bancorp, Inc. (Corporation or Codorus Valley) is a one-bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (PeoplesBank). PeoplesBank operates two wholly owned subsidiaries, Codorus Valley Financial Advisors, Inc. (formerly SYC Insurance Services, Inc.) that sells nondeposit investment products and SYC Settlement Services, Inc., which provides real estate settlement services. PeoplesBank operates under a state charter subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.
The consolidated financial statements include the accounts of Codorus Valley and its wholly owned bank subsidiary, PeoplesBank, and its wholly owned nonbank subsidiary, SYC Realty Company, Inc. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.
Investment Securities
The classification of securities is determined at the time of acquisition and is reevaluated at each reporting date. Securities classified as available-for-sale are debt securities that the Corporation intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in maturity mix of assets and liabilities, liquidity needs, regulatory considerations and other factors. Securities available-for-sale are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income or loss in shareholders’ equity. Premiums and discounts are recognized in interest income using the interest method over the estimated life of the securities. Realized gains and losses from the sale of available-for-sale securities are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the statement of income.
Securities classified as held-to-maturity are those debt securities that the Corporation has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over the estimated life of the securities.
Declines in the fair value of available-for-sale and held-to-maturity securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers: 1) the length of time and the extent to which the fair value has been less than cost, 2) the financial condition and near-term prospects of the issuer, and 3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
| 39

Restricted Stock
Federal law requires a member institution of the Federal Home Loan Bank (FHLB) to hold stock of its district FHLB according to a predetermined formula. The stock is carried at cost.
Loans Held for Sale
Loans held for sale are reported at the lower of cost or fair value, as determined in the aggregate. The amount, by which cost exceeds fair value, if any, is accounted for as a valuation allowance and is charged to expense in the period of the change.
Mortgage Servicing Rights
An asset is recognized for mortgage servicing rights acquired through purchase or upon sale of loans where servicing is retained. Amounts capitalized are amortized in proportion to, and over the period of, estimated net servicing income. If mortgage loans are sold or securitized with servicing retained, the total cost of the mortgage loans is allocated between loans and servicing rights based on their relative fair values. Loans serviced for others were $1,988,000 at December 31, 2005, $2,853,000 at December 31, 2004, and $3,798,000 at December 31, 2003. Related servicing rights were $13,000 at December 31, 2005, $19,000 at December 31, 2004, and $26,000 at December 31, 2003.
Loans
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of any deferred fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are generally deferred and recognized as adjustments of interest rate yields, by being amortized to interest income over the terms of the related loans. Determination of a loans past due status is based on contractual terms. When circumstances indicate that collection of a loan is doubtful, the accrual of interest income is discontinued and unpaid interest previously credited to income is reversed and charged against current income. Loans are returned to accrual status when management determines that circumstances have improved to the extent that both principal and interest are deemed collectible.
Allowance for Loan Losses
The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management’s periodic evaluation of the adequacy of the allowance is based on current economic conditions, prior loss experience, adequacy of collateral, risk characteristics of the loan portfolio and other relevant factors. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as additional information becomes available.
The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses and reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
| 40

A loan is considered impaired when, based on current information and events, it is probable that PeoplesBank will be unable to collect all amounts when due according to contractual terms of the loan agreement. Factors considered by management in determining impairment, include: payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. An insignificant delay or shortfall in the amount of payments received would not cause a loan to be rendered impaired. Impairment is measured on an individual loan basis for business loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous consumer loans are collectively evaluated for impairment using loss factors derived in part from historical charge-offs. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosure, unless such loans are the subject of a restructuring agreement. Income on impaired loans is recognized under the same policy as disclosed under Loans in this Note.
Transfers of Financial Assets
Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Premises and Equipment
Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation expense is calculated principally on the straight-line method over the assets estimated useful lives. Estimated useful lives are ten to forty years for buildings and improvements, five to ten years for furniture and equipment and three to five years for computer equipment and software. Maintenance and repairs are charged to expense as incurred. The cost of significant improvements to existing assets is capitalized. When facilities are retired or otherwise disposed of, the cost is removed from the asset accounts and any gain or loss is reflected in the statement of income.
Foreclosed Real Estate
Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding, acceptance of a deed-in-lieu of foreclosure, or insubstance foreclosures. Foreclosed real estate is initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Appraisals are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition. Revenue and expense from operations and changes in the valuation allowance are included in expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of other expense. At year-end 2005, foreclosed real estate, net of allowance, was $7,000, compared to $1,535,000 for year-end 2004.
Investments in Real Estate Partnerships
In March 2003, PeoplesBank acquired a 73.47 percent limited partner interest in a real estate joint venture known as Village Court, which was formed to develop, construct, own and operate a 60-unit affordable housing complex located in Dover Township, York County, Pennsylvania. Construction of the housing complex was completed in the fourth quarter of 2004 and the complex was fully leased by December 31, 2004. At December 31, 2005, an investment balance of $2,502,000 was included in other assets, compared to an investment balance of $2,749,000 included in other assets and an investment payable of $420,000 included in other liabilities at December 31, 2004. Additionally, PeoplesBank is a 99.99 percent limited partner in a real estate joint venture known as SMB Properties that rehabilitated and now operates seven buildings in the City of York, Pennsylvania as part of a revitalization initiative.
| 41

The buildings provide low-income housing to qualified families and to a lesser degree, space for commercial purposes. The investment balance included in other assets was $1,561,000 at December 31, 2005, compared to $1,786,000 at December 31, 2004.
Investment and related tax credits are accounted for under the effective yield method of accounting whereby tax credits are recognized as they are allocated and the cost of the investment is amortized to provide a constant yield over the period that tax credits are allocated, generally ten years.
Bank Owned Life Insurance
PeoplesBank invests in bank owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by PeoplesBank on a chosen group of employees and directors. PeoplesBank is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies and is included in other assets in the amount of $7,652,000 at December 31, 2005, compared to $7,376,000 at December 31, 2004. Income from the increase in cash surrender value of the policies is a separate line item within the noninterest income section of the income statement.
Trust and Investment Services Assets
Assets held by PeoplesBank in a fiduciary or agency capacity for its customers are not included in the consolidated statements of financial condition since these items are not assets of PeoplesBank.
Advertising
Advertising costs are charged to expense when incurred.
Income Taxes
Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance, when in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted through the provision for income taxes for the effects of changes in tax laws and rates on the effective date.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the value of foreclosed real estate and the evaluation of other than temporary impairment losses of securities.
Per Share Data
Basic net income per share is calculated as net income divided by the weighted average number of common shares outstanding. Diluted net income per share is calculated as net income divided by the weighted average number of common shares outstanding plus common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method. All share and per share amounts are adjusted for stock dividends that are declared prior to the issuance of the financial statements.
| 42

The computation of net income per share for the years ended December 31, 2005, 2004 and 2003 is provided in the table below. Anti-dilutive options excluded from the computation of earnings per share were 48,623 for 2005, 17,164 for 2004, and 39,405 for 2003.

(dollars in thousands, except per share data)	2005	2004	2003

Net income	$4,617	$4,008	$3,432

Weighted average shares outstanding (basic)	3,152	3,132	3,124
Effect of dilutive stock options	63	66	35

Weighted average shares outstanding (diluted)	3,215	3,198	3,159

Basic earnings per share	$1.46	$1.28	$1.10
Diluted earnings per share	$1.44	$1.25	$1.09
Stock dividends issued by the board of directors of Codorus Valley from 2003 through 2005 were as follows:

Stock	Declaration	Record	Payable
Dividend	Date	Date	Date

5%	4/12/2005	4/26/2005	6/9/2005
5%	4/13/2004	4/27/2004	6/10/2004
5%	4/8/2003	4/22/2003	6/5/2003
Stock-Based Compensation
Stock options issued under shareholder approved employee and director stock option plans are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Stock options are granted at exercise prices not less than the fair value of the common stock on the date of grant. Under APB 25, no compensation expense is recognized related to these plans. The pro forma impact on net income and earnings per share that would occur if compensation expense were recognized based on the estimated fair value of the options on the date of grant is as follows:

(dollars in thousands, except per share data)	2005	2004	2003

Reported net income	$4,617	$4,008	$3,432
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	189	214	22

Pro forma net income	$4,428	$3,794	$3,410

Reported basic earnings per share	$1.46	$1.28	$1.10
Reported diluted earnings per share	$1.44	$1.25	$1.09
Pro forma basic earnings per share	$1.40	$1.21	$1.09
Pro forma diluted earnings per share	$1.38	$1.19	$1.08
The grant-date fair value of options granted, adjusted for stock dividends, was $7.20 for 2005 and $7.69 for 2004. There were no options granted in 2003. The 2005 and 2004 values were calculated using the Black-Scholes option valuation model based on the significant assumptions below. More information about stock options is provided in Note 12-Stock Option Plans.

	2005	2004

Expected life (in years)	6.12	5.56
Risk free interest rate	3.89%	3.91%
Expected volatility	48.3%	50.6%
Expected dividend yield	2.6%	2.5%
| 43

Cash Flow Information
For purposes of the statements of cash flows, the Corporation considers interest bearing deposits with banks, cash and due from banks, and federal funds sold to be cash and cash equivalents. Noncash items for the year ended December 31, 2005, consisted of the transfer of loans to foreclosed real estate for $22,000. Noncash items for the year ended December 31, 2004, consisted of the transfer of loans to foreclosed real estate for $17,000. Noncash items for the year ended December 31, 2003, included a real estate partnership investment commitment for $1,527,000 and the transfer of loans to foreclosed real estate for $1,569,000.
Off-Balance Sheet Financial Instruments
In the ordinary course of business, the Corporation enters into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit. These financial instruments are recorded on the balance sheet when they become a receivable to the Corporation.
Comprehensive Income
Accounting principles generally accepted in the U.S. of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income or loss. The components of other comprehensive income and related tax effects are presented in the following table:

(dollars in thousands)	2005	2004	2003

Unrealized holding losses arising during the year	$(974)	$(829)	$(695)
Reclassification adjustment for losses (gains) included in income	86	(38)	(266)

Net unrealized losses	(888)	(867)	(961)
Tax effect	302	295	327

Net of tax amount	$(586)	$(572)	$(634)

Segment Reporting
Management has determined that it operates in only one segment, community banking. The Corporation’s non-banking activities are insignificant to the consolidated financial statements.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), “Share-Based Payment.” Statement No. 123(R) revised Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. Statement No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). Public companies are required to adopt the new standard using a modified prospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. The Corporation will be required to adopt Statement No. 123(R) as of January 1, 2006. We estimate that the impact of applying the provisions of Statement No. 123(R) will result in an expense of approximately $50,000 for 2006 and $34,000 for 2007 for stock awards outstanding as of December 31, 2005. Any additional impact that the adoption of Statement No. 123(R) will have on our financial position and results of operations will be determined by share-based payments granted in future periods and the assumptions on which the value of those share-based payments is based.
| 44

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In November 2005, the Financial Accounting Standards Board approved the issuance of FASB Staff Position FAS No. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FASB Staff Position (FSP) addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005, with earlier application permitted. For Codorus Valley, the effective date will be the first quarter of 2006. The adoption of this accounting principle is not expected to have a significant impact on our financial position or results of operations.
NOTE 2-Restrictions on Cash and Due from Banks
Cash balances reserved to meet regulatory requirements of the Federal Reserve Bank and balances maintained at other banks for compensating balance requirements averaged approximately $899,000 for 2005 and $3,479,000 for 2004.
| 45

NOTE 3-Securities Available-for-Sale and Held-to-Maturity
A summary of available-for-sale and held-to-maturity securities at December 31, follows:

				Estimated
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value

2005
Available-for-sale
Debt securities
U.S. agency	$37,464	$4	$(619)	$36,849
State and municipal	12,884	303	(58)	13,129
Mortgage-backed, U.S. agency	8,387	2	(256)	8,133

Total available-for-sale	$58,735	$309	$(933)	$58,111

Held-to-maturity
Debt securities-corporate trust preferred	$9,101	$585	$—	$9,686

Total held-to-maturity	$9,101	$585	$—	$9,686

2004
Available-for-sale
Debt securities
U.S. agency	$43,152	$130	$(332)	$42,950
State and municipal	8,462	514	—	8,976
Mortgage-backed, U.S. agency	10,709	42	(90)	10,661

Total available-for-sale	$62,323	$686	$(422)	$62,587

Held-to-maturity
Debt securities-corporate trust preferred	$9,103	$826	$—	$9,929

Total held-to-maturity	$9,103	$826	$—	$9,929

The amortized cost and estimated fair value of debt securities at December 31, 2005, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities if call options on selected debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale		Held-to-maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$8,769	$8,714	$—	$—
Due after one year through five years	39,736	38,972	—	—
Due after five years through ten years	9,400	9,561	—	—
Due after ten years	830	864	9,101	9,686

Total debt securities	$58,735	$58,111	$9,101	$9,686

Gross (losses) gains realized from the sale of available-for-sale securities were ($86,000), $38,000, and $266,000, for 2005, 2004 and 2003, respectively. Securities, issued by agencies of the federal government, with a carrying value of $37,789,000 and $33,292,000 on December 31, 2005 and 2004, respectively, were pledged to secure public and trust deposits.
| 46

The following table shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, follows:

	Length of time in unrealized loss position
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

2005

Available-for-sale securities
U.S. agency	$15,812	$236	$17,278	$383	$33,090	$619
State and Municipal	4,901	58	—	—	4,901	58
Mortgage-backed, U.S. agency	4,119	76	3,857	180	7,976	256

Total temporarily impaired debt securities, available-for-sale	$24,832	$370	$21,135	$563	$45,967	$933

2004

Available-for-sale securities
U.S. agency	$27,481	$289	$1,964	$43	$29,445	$332
Mortgage-backed, U.S. agency	5,431	59	778	31	6,209	90

Total temporarily impaired debt securities, available-for-sale	$32,912	$348	$2,742	$74	$35,654	$422

Management believes that unrealized losses at December 31, 2005, were primarily the result of changes in market interest rates and that it has the ability to hold these investments for a time necessary to recover the amortized cost. The $370,000 unrealized loss within the less than 12 months category was attributable to thirty-four different securities issued primarily by agencies of the federal government. The $563,000 unrealized loss in the 12 months or more category relates to nineteen securities issued by the following agencies of the federal government: Federal Home Loan Banks (FHLB), Federal Home Loan Mortgage Corporation (FHLMC) and the Federal National Mortgage Association (FNMA). Management believes that collection of the contractual principal and interest is probable and therefore all impairment is considered to be temporary.
| 47

NOTE 4-Loans
The composition of the loan portfolio at December 31, is as follows:

(dollars in thousands)	2005	2004

Commercial, industrial and agricultural	$207,545	$189,658
Real estate — construction and land development	74,478	35,395

Total commercial related loans	282,023	225,053
Real estate — residential mortgages	26,190	24,954
Installment	59,896	48,664

Total consumer related loans	86,086	73,618

Total loans	$368,109	$298,671

Concentrations of credit risk arise when a number of customers are engaged in similar business activities in the same geographic region or have similar economic features that could cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Most of the Corporation’s business is with customers in York County, Pennsylvania and northern Maryland, specifically Baltimore, Harford and Carroll counties. Although this may pose a concentration risk geographically, we believe that the diverse local economy and detailed knowledge of the customer base minimizes this risk. At year-end 2005, the Corporation had two industry concentrations that exceeded 10 percent of the total loan portfolio, real estate construction and land development was 20.2 percent, and commercial real estate leasing was 11.0 percent. Comparatively, at year-end 2004, real estate construction and land development was 11.9 percent, and commercial real estate leasing was 12.2 percent. Loans to borrowers within these industries are usually collateralized by real estate.
Loans to directors, executive officers, principal shareholders, and any associates of such persons amounted to $3,035,000 at December 31, 2005, and $2,898,000 at December 31, 2004. During 2005, total loan additions amounted to $1,957,000 and total payments collected amounted to $1,717,000. Changes in executive officers resulted in an additional net decrease of $103,000. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collection. As of year-end 2005, all loans to this group were current and performing in accordance with contractual terms.
| 48

NOTE 5-Impaired, Nonaccrual and Past Due Loans
Information regarding impaired commercial loans at December 31, was as follows:

(dollars in thousands)	2005	2004	2003

Impaired loans	$10,476	$3,300	$4,006
Amount of impaired loans that have a related allowance	203	—	1,064
Allowance for impaired loans	35	—	611
Average investment in impaired loans	8,308	3,684	5,352
Interest income recognized on impaired commercial loans, primarily accrual basis	797	241	266

Impairment related to the above loans was measured based on fair values of collateral. As of December 31, 2005 and 2004, the loan portfolio included total nonaccrual loans of $1,034,000 and $622,000, respectively. Interest that would have been included in income had those loans been accruing at their contractual rates in 2005 was $39,000, compared with $21,000 that was recognized in income. At December 31, 2005, there were no loans contractually past due 90 days or more as to principal or interest, but still accruing interest, compared to $19,000 at December 31, 2004.
NOTE 6-Analysis of Allowance for Loan Losses
Changes in the allowance for loan losses for each of the three years ended December 31, were as follows:

(dollars in thousands)	2005	2004	2003

Balance at beginning of year	$1,865	$1,694	$1,515
Provision charged to operating expense	775	420	553
Loans charged off	(213)	(477)	(770)
Recoveries	111	228	396

Balance at end of year	$2,538	$1,865	$1,694

| 49

NOTE 7-Premises and Equipment
A summary of premises and equipment at December 31, is as follows:

(dollars in thousands)	2005	2004

Land	$1,149	$1,149
Buildings and improvements	10,778	9,521
Capitalized leased premises	672	672
Equipment	8,430	7,571

	21,029	18,913
Less-accumulated depreciation	(10,067)	(9,004)

Premises and equipment, net	$10,962	$9,909

PeoplesBank leases certain banking branches under capital and noncancellable operating leases. The terms include various renewal options and provide for rental increases based upon predetermined factors. Total lease expenses under operating leases amounted to $137,000 in 2005, $73,000 in 2004 and $70,000 in 2003. At December 31, 2005, future minimum lease payments for these leases and a capital lease are payable as follows:

	Capital	Operating
(dollars in thousands)	Lease	Leases

2006	$94	$150
2007	95	154
2008	95	160
2009	95	159
2010	95	146
Thereafter	510	305

Total future minimum lease payments	984	$1,074
Less interest	(390)

Present value of minimum lease payments	$594

| 50

NOTE 8-Deposits
The composition of deposits at December 31, was as follows:

(dollars in thousands)	2005	2004

Noninterest bearing demand	$49,369	$40,897
NOW	50,638	43,188
Money market	97,601	88,001
Savings	21,205	19,268
Time deposits less than $100,000	125,572	111,766
Time deposits $100,000 or more	40,769	26,417

Total deposits	$385,154	$329,537

Scheduled maturities of time deposits as of December 31, were as follows:

(dollars in thousands)	2005

2006	$88,950
2007	36,055
2008	17,838
2009	8,141
2010	15,357

Total time deposits	$166,341

| 51

NOTE 9-Short-term Borrowings and Long-term Debt
The schedule below provides a summary of short-term borrowings that consist of federal funds purchased and other borrowings.Federal funds purchased from correspondent banks usually mature in one business day. Other short-term borrowings consist of credit available through the Federal Home Loan Bank of Pittsburgh (FHLBP). Based on the most recent analysis, total credit available from the FHLBP, for both short- and long-term credit needs, is approximately $135 million. As of December 31, 2005, total unused credit with the FHLBP was approximately $91 million. Obligations to the FHLBP are secured by FHLB stock and qualifying collateral, principally the unpledged portion of PeoplesBank’s investment securities portfolio and qualifying mortgage loan receivables. The interest rate for short-term borrowings reprices daily based on the federal funds rate or the open repo market depending on the borrowing program.
A summary of aggregate short-term borrowings on December 31, is as follows:

(dollars in thousands)	2005	2004	2003

Amount outstanding at end of year	$9,781	$12,880	$6,795
Weighted average interest rate at end of year	4.22%	2.21%	1.03%
Maximum amount outstanding at any month-end	$12,048	$12,880	$6,795
Daily average amount outstanding	$2,534	$1,613	$1,473
Approximate weighted average interest rate for the year	2.88%	1.92%	1.29%

A summary of long-term debt at December 31, is as follows:

(dollars in thousands)	2005	2004

PeoplesBank obligations to FHLBP
Due 2005, 5.36%, convertible quarterly	$—	$6,000
Due 2007, 4.69%, amortizing	439	857
Due 2007, 4.68%	7,000	—
Due 2009, 3.47% convertible quarterly after December 2006	5,000	5,000
Due 2010, 4.32%	6,000	—
Due 2011, 4.30%, amortizing	4,757	—
Due 2012, 4.25%, amortizing	2,319	—
Due 2013, 3.46%, amortizing	3,869	4,318
Due 2014, 6.43%, convertible quarterly after July 2009	5,000	5,000
Codorus Valley Bancorp, Inc. obligations
Due 2011, floating rate based on 1 month LIBOR plus 1.50%, amortizing	1,641	1,728
Due 2034, floating rate based on 3 month LIBOR plus 2.02%, callable quarterly after December 2009	3,093	3,093

	39,118	25,996
Capital lease obligation	594	617

Total long-term debt	$39,712	$26,613

| 52

PeoplesBank’s obligations to FHLBP are fixed rate and fixed/floating (convertible) rate instruments. The FHLBP has the option on the convertible borrowings to convert the rate to a floating rate after the expiration of a specified period. The floating rate is based on the LIBOR index plus a spread. If the FHLBP elects to exercise the conversion option, PeoplesBank may repay the converted loan, without a prepayment penalty.
The obligation of Codorus Valley due in 2011 is secured by a mortgage on the Codorus Valley Corporate Center office building at 105 Leader Heights Road, York, Pennsylvania. In February 2004, this obligation refinanced, without interest penalty, the obligation due in 2009. In November 2004, Codorus Valley issued $3,093,000 in trust preferred debt securities, which are included in Tier 1 capital for regulatory capital purposes, to support planned growth. This obligation has a 30-year maturity, but is callable at quarterly intervals after the fifth year. Maturities of total long-term debt over the next five years are as follows: $1,593,000 in 2006, $8,204,000 in 2007, $1,258,000 in 2008, $6,313,000 in 2009 and $7,344,000 in 2010, and $15,000,000 thereafter.
| 53

NOTE 10-Regulatory Matters
The Corporation is subject to restrictions on the payment of dividends to its shareholders pursuant to the Pennsylvania Business Corporation Law of 1988, as amended (BCL). The BCL prohibits dividend payments if such payment would render the Corporation insolvent or result in negative net worth. Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by PeoplesBank to the Corporation. The amount of total dividends, which may be paid at any date, is generally limited to the retained earnings of PeoplesBank. Furthermore, dividends would be prohibited if the effect thereof would cause PeoplesBank’s capital to be reduced below applicable minimum capital requirements as discussed below. Loans and advances by PeoplesBank to affiliates, including the Corporation, are limited to 10 percent of PeoplesBank’s capital stock and contributed capital on a secured basis.
The Corporation and PeoplesBank are subject to various regulatory capital requirements. Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary actions by regulators that, if imposed, could have a material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and PeoplesBank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators.
Quantitative measures established by regulators to ensure capital adequacy require the Corporation and PeoplesBank to maintain minimum ratios to total and tier 1 capital as a percentage of risk-weighted assets, and of tier 1 capital to average assets (leverage ratio) as set forth below. In December 2005, PeoplesBank received the most recent notification from the Federal Deposit Insurance Corporation, which categorized PeoplesBank as well capitalized, as of September 30, 2005, under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change PeoplesBank’s well capitalized category.
| 54

			Minimum for				Well Capitalized
	Actual		Capital Adequacy				Minimum *
(dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio

Codorus Valley Bancorp, Inc. (consolidated)
December 31, 2005
Capital ratios
Tier 1 risk-based	$41,658	10.61%	≥	$15,699	≥	4.0%		n/a		n/a
Total risk-based	44,196	11.26	≥	31,398	≥	8.0		n/a		n/a
Leverage	41,658	9.57	≥	17,420	≥	4.0		n/a		n/a

December 31, 2004
Capital ratios
Tier 1 risk-based	$38,285	11.77%	≥	$13,012	≥	4.0%		n/a		n/a
Total risk-based	40,150	12.34	≥	26,023	≥	8.0		n/a		n/a
Leverage	$38,285	9.86	≥	15,534	≥	4.0		n/a		n/a

PeoplesBank, A Codorus Valley Company
December 31, 2005
Capital ratios
Tier 1 risk-based	$37,201	9.62%	≥	$15,463	≥	4.0%	≥	$23,194	≥	6.0%
Total risk-based	39,739	10.28	≥	30,926	≥	8.0	≥	38,657	≥	10.0
Leverage	37,201	8.66	≥	17,184	≥	4.0	≥	21,480	≥	5.0

December 31, 2004
Capital ratios
Tier 1 risk-based	$33,837	10.60%	≥	$12,774	≥	4.0%	≥	$19,161	≥	6.0%
Total risk-based	35,702	11.18	≥	25,548	≥	8.0	≥	31,935	≥	10.0
Leverage	33,837	8.85	≥	15,291	≥	4.0	≥	19,114	≥	5.0

*	Under prompt corrective action provisions
| 55

NOTE 11-Benefit Plans
Defined Contribution Plan
The Corporation maintains a 401(k) savings and investment plan covering substantially all employees. Under the plan, employees can contribute a percentage of their gross salary. In 2005, 2004, and 2003, the Corporation matched 50 percent of the first 6 percent of an employee’s contribution. The Corporation’s expense for the 401(k) savings and investment plan was $109,000 for 2005, $92,000 for 2004, and $109,000 for 2003.
Supplemental Benefit Plans
PeoplesBank maintains supplemental retirement plans for selected executives and supplemental life insurance for executive officers and directors. The supplemental life insurance plans replaced other insurance coverage. The expense associated with these plans was approximately $167,000 for 2005, $155,000 for 2004, and $147,000 for 2003. The accrued liability was $951,000 at December 31, 2005, and $784,000 at December 31, 2004. Investment in bank owned life insurance policies was used to finance the supplemental benefit plans, and provide a tax-exempt return to PeoplesBank.
Employee Stock Bonus Plan
The Corporation maintains an Employee Stock Bonus Plan, administered by nonemployee members of the Corporation’s board of directors, under which the Corporation may issue shares of its common stock to employees as performance based compensation. As of December 31, 2005, 11,876 shares of common stock were reserved for possible issuance under this plan, subject to future adjustment in the event of specified changes in the Corporation’s capital structure. Under the Employee Stock Bonus Plan, no shares of stock were issued during 2005, 26 shares were issued during 2004, and 66 shares were issued during 2003.
Dividend Reinvestment and Stock Purchase Plan
The Corporation maintains a Dividend Reinvestment and Stock Purchase Plan (Plan). Shareholders of common stock may participate in the Plan, which allows additional shares of common stock to be purchased with reinvested dividends at prevailing market prices. To the extent that shares are not available in the open market, 176,337 shares of common stock are reserved and available for issuance at December 31, 2005. Under the Plan, no shares were issued in 2005, 2004 or 2003. Open market purchases were made by an independent purchasing agent retained to act as agent for Plan participants, and the purchase price to participants was the actual price paid, excluding brokerage commissions and other expenses which were paid by the Corporation. The Plan also permits participants to make additional voluntary cash payments to purchase shares of the Corporation’s common stock.
| 56

NOTE 12-Stock Option Plans
The Corporation maintains three stock option plans as follows: a 2000 Stock Incentive Plan (2000 Plan), a 1998 Independent Directors Stock Option Plan (1998 Plan) and a 1996 Stock Incentive Plan (1996 Plan). All options available for grant under the 1998 and 1996 Plans have been granted.
Shares reserved and available for issuance were 121,881 for the 2000 Plan, 125,626 for the 1998 Plan, and 90,140 for the 1996 Plan at December 31, 2005. Shares reserved for future issuance under each plan are subject to adjustment in the event of specified changes in the Corporation’s capital structure. Options awarded under these plans to date have been granted with an exercise price equal to the fair value of the stock on the grant date, a minimum vesting period of six months and an expiration period of ten years.
The 2000 Plan also allows for the granting of stock appreciation rights and restricted stock, none of which have been granted to date at December 31, 2005.
A summary of stock options from all Plans, adjusted for stock dividends, is presented in the following table:

		Weighted Average
		Exercise Price
	Options	Per Share

Balance at December 31, 2002	221,987	$12.84
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance at December 31, 2003	221,987	12.84
Granted	34,650	18.79
Exercised	(8,137)	12.73
Forfeited	(1,050)	18.81

Balance at December 31, 2004	247,450	13.65
Granted	33,500	18.60
Exercised	(18,894)	12.44
Forfeited	—	—

Balance at December 31, 2005	262,056	$14.37

Information regarding options outstanding as of December 31, 2005, is presented in the following table:

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Options	Exercise	Remaining Contractual	Options	Exercise
Exercise Prices	Outstanding	Price	Life (Years)	Exercisable	Price

$9.00 -$12.50	58,984	$10.80	4.2	54,943	$10.71
$12.51 -$16.00	138,072	13.86	2.9	138,072	13.86
$16.01 -$19.50	65,000	18.69	9.0	39,500	18.69

$9.00 -$19.50	262,056	$14.37	4.7	232,515	$13.94

| 57

NOTE 13-Income Taxes
The provision for income taxes for the years ended December 31, consists of the following:

(dollars in thousands)	2005	2004	2003

Current tax provision	$1,645	$1,242	$1,052
Deferred tax (benefit) provision	(93)	111	119

Total tax provision	$1,552	$1,353	$1,171

A reconciliation of income tax expense and the amounts which would have been recorded based upon statutory federal income tax rates is as follows:

(dollars in thousands)	2005	2004	2003

Income before income taxes	$6,169	$5,361	$4,603

Provision on income before income taxes at 34%	$2,097	$1,823	$1,565
Increase (reduction) in taxes resulting from
Tax-exempt interest income	(169)	(152)	(157)
Interest expense disallowance	15	11	13
Tax-exempt income from bank owned life insurance	(91)	(89)	(108)
Tax credits	(330)	(260)	(155)
Other, net	30	20	13

Total tax provision	$1,552	$1,353	$1,171

The provision for income taxes includes ($29,000), $13,000 and $90,000 of applicable income tax (benefit) expense related to net investment security (losses) gains in 2005, 2004 and 2003, respectively. Based on current tax law, tax credits can be carried back one year and carried forward twenty years.
Significant components of the Corporation’s deferred tax asset, included in other assets as of December 31, were as follows:

(dollars in thousands)	2005	2004

Deferred tax assets
Allowance for loan losses	$704	$470
Deferred compensation	323	266
Partnership investment amortization	569	409
Net unrealized losses on available-for-sale securities	212	—
Tax credit carryforward	53	141

Total deferred tax assets	1,861	1,286

Deferred tax liabilities
Deferred loan fees	211	188
Depreciation	310	364
Net unrealized gains on available-for-sale securities	—	90
Other, net	511	210

Total deferred tax liabilities	1,032	852

Net deferred tax asset	$829	$434

| 58

NOTE 14-Commitments to Extend Credit
In the normal course of business, the Corporation is a party to various financial transactions that are not funded as of the balance sheet date. Off-balance sheet financial instruments, which enable bank customers to meet their financing needs, are comprised mainly of commitments to extend credit and standby letters of credit. Standby letters of credit written are conditional commitments issued by PeoplesBank to guarantee the performance of a customer to a third party. The credit and market risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. To manage these risks the Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments and requires collateral to support these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2005 and 2004, for guarantees under standby letters of credit issued is not material. Normally, commitments to extend credit and letters of credit have fixed expiration dates or termination clauses, have specific rates and are for specific purposes. Many of the commitments are expected to expire without being extended; therefore, total commitment amounts do not necessarily represent future cash requirements.
The following is a summary of outstanding commitments:

	December 31,
(dollars in thousands)	2005	2004

Commitments to grant loans
Fixed rate	$20,009	$13,553
Variable rate	22,809	12,865

Unfunded commitments of existing loans
Fixed rate	$10,357	$10,263
Variable rate	63,698	31,121

Standby letters of credit	$2,777	$2,857

| 59

NOTE 15-Contingent Liabilities
Periodically, the Corporation and its subsidiary bank may be defendants in legal proceedings relating to the conduct of their banking business. Most of such legal proceedings are a normal part of the banking business and, in management’s opinion, do not materially affect the financial position or results of operations of the Corporation.
NOTE 16-Fair Values of Financial Instruments
FASB Statement No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value of expected future cash flows or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.
The following methodologies and assumptions were used by Codorus Valley to estimate its fair value disclosures.
Cash and cash equivalents—The fair value for total cash and cash equivalents is deemed to be the same as the carrying amount.
Investment securities—Fair values for investment securities are based on quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.
Restricted investment in bank stocks—Fair values for Federal Home Loan Bank and Atlantic Central Bankers Bank stock approximate the carrying values based on the redemption provisions of the respective issuer.
Loans held for sale—Fair values for loans held for sale are based on quoted market prices.
Loans, net of allowance—For variable rate and adjustable rate loans that reprice frequently with no significant change in credit risk, fair value is deemed to be the same as the carrying amount. Fair values for all other loans in the portfolio are estimated by discounting estimated future cash flows using comparable current interest rates at which similar loans would be made to borrowers with similar credit risk.
Mortgage servicing rights—The fair value for mortgage servicing rights is based on observable market prices available or the present value of expected future cash flows when not available.
Interest receivable and payable—The fair values for interest receivable and interest payable approximate their carrying amounts.
Noninterest bearing deposits, NOW, money market and savings deposits—Fair values for noninterest bearing demand, NOW, money market and savings deposits approximate their carrying amounts.
Time deposits— The fair value for variable rate time deposits is deemed to approximate the carrying amount. The fair value for fixed rate time deposits is estimated by discounting expected future cash flows using rates offered for deposits of similar remaining maturities at the reporting date.
Short-term borrowings—The fair value for short-term borrowings approximates the carrying value.
| 60

Long-term debt—The fair value of fixed rate long-term debt is estimated by discounting estimated future cash flows using rates available to Codorus Valley, at the reporting date, for similar types of borrowings. The fair value of variable rate long-term debt approximates carrying amount.
Off-balance sheet instruments—Fair values for off-balance sheet instruments, such as commitments to extend credit and standby letters of credit, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These amounts were not considered to be material at December 31, 2005 and 2004.
The following table summarizes the carrying amounts and fair values of financial instruments at December 31, 2005 and 2004.

	2005		2004
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Financial assets
Cash and equivalents	$12,085	$12,085	$8,085	$8,085
Securities, available-for-sale	58,111	58,111	62,587	62,587
Securities, held-to-maturity	9,101	9,686	9,103	9,929
Restricted investment in bank stocks	2,452	2,452	2,450	2,450
Loans held for sale	1,522	1,551	1,589	1,615
Loans, net of allowance	365,571	360,972	296,806	298,288
Mortgage servicing rights	13	13	19	19
Interest receivable	2,238	2,238	1,706	1,706

Financial liabilities
Noninterest bearing demand, NOW, money market and savings deposits	$218,813	$218,813	$191,354	$191,354
Time deposits	166,341	165,898	138,183	139,551
Short-term borrowings	9,781	9,781	12,880	12,880
Long-term debt	39,712	39,895	26,613	27,780
Interest payable	496	496	347	347

Off-balance sheet instruments	—	—	—	—

| 61

NOTE 17-Condensed Financial Information-Parent Company Only

Condensed Balance Sheets	December 31,
(dollars in thousands)	2005	2004

Assets
Cash and due from banks	$224	$273
Securities, held-to-maturity	3,529	3,528
Investment in subsidiaries	37,368	34,629
Premises and equipment	3,974	4,145
Other assets	298	232

Total assets	$45,393	$42,807

Liabilities
Long-term debt	$4,734	$4,821
Long-term debt with subsidiary, PeoplesBank	1,896	1,967
Other liabilities	34	37

Total liabilities	6,664	6,825

Shareholders’ equity	38,729	35,982

Total liabilities and shareholders’ equity	$45,393	$42,807

Condensed Statements of Income	Years ended December 31,
(dollars in thousands)	2005	2004	2003

Income
Interest from investment securities	$327	$341	$347
Dividends from subsidiary, PeoplesBank	1,554	1,706	1,453
Rental income	371	350	433

Total income	2,252	2,397	2,233

Expense
Interest expense on long-term debt	405	268	301
Other	690	678	623

Total expense	1,095	946	924

Income before applicable income tax benefit and undistributed earnings of subsidiaries	1,157	1,451	1,309
Applicable income tax benefit	135	87	49

Income before undistributed earnings of subsidiaries	1,292	1,538	1,358
Undistributed earnings of subsidiaries	3,325	2,470	2,074

Net income	$4,617	$4,008	$3,432

| 62

NOTE 17-Condensed Financial Information-Parent Company Only (continued)
Condensed Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2005	2004	2003

Cash flows from operating activities
Net income	$4,617	$4,008	$3,432
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	171	175	173
Undistributed earnings of subsidiaries	(3,325)	(2,470)	(2,074)
Other, net	(70)	56	66

Net cash provided by operating activities	1,393	1,769	1,597

Cash flows from investing activities
Calls of securities, held-to-maturity	—	250	—
Additional investment in subsidiary, PeoplesBank	—	(3,500)	—
Investment in nonconsolidated subsidiary	—	(93)	—
Purchases of premises and equipment	—	(15)	(89)

Net cash used in investing activities	—	(3,358)	(89)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	4,893	—
Repayments of long-term debt	(158)	(1,930)	(115)
Dividends paid	(1,554)	(1,456)	(1,327)
Issuance of common stock	276	119	—
Cash paid in lieu of fractional shares	(6)	(6)	(5)

Net cash (used in) provided by financing activities	(1,442)	1,620	(1,447)

Net (decrease) increase in cash and cash equivalents	(49)	31	61
Cash and cash equivalents at beginning of year	273	242	181

Cash and cash equivalents at end of year	$224	$273	$242

| 63

Note 18-Quarterly Results of Operations (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004.

	2005				2004
(dollars in thousands,	Quarter				Quarter
except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First

Interest income	$7,158	$6,543	$6,006	$5,865	$5,525	$5,141	$4,894	$4,909
Interest expense	2,735	2,386	2,136	1,892	1,703	1,634	1,585	1,623

Net interest income	4,423	4,157	3,870	3,973	3,822	3,507	3,309	3,286
Provision for loan losses	250	150	175	200	215	30	125	50
Noninterest income	1,182	1,158	1,278	1,099	1,172	1,117	968	1,015
Gain on sales of mortgages	94	136	76	66	97	44	80	95
Noninterest expense	4,104	3,567	3,530	3,281	3,295	3,223	3,144	3,107

Income before taxes and securities’ (loss) gain	1,345	1,734	1,519	1,657	1,581	1,415	1,088	1,239
(Loss) gain on sales of securities	—	—	(86)	—	—	31	—	7

Income before income taxes	1,345	1,734	1,433	1,657	1,581	1,446	1,088	1,246
Provision for income taxes	324	451	348	429	389	360	277	327

Net income	$1,021	$1,283	$1,085	$1,228	$1,192	$1,086	$811	$919

Net income per common share:
Basic	$0.32	$0.41	$0.34	$0.39	$0.38	$0.35	$0.26	$0.29
Diluted	$0.32	$0.40	$0.34	$0.38	$0.37	$0.34	$0.25	$0.29
| 64

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Codorus Valley Bancorp, Inc.
York, Pennsylvania
     We have audited the accompanying consolidated balance sheets of Codorus Valley Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Codorus Valley Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
Beard Miller Company LLP
Harrisburg, Pennsylvania
January 13, 2006
| 65

Item 9: Changes in and disagreements with accountants on accounting and financial disclosure
None.
Item 9A: Controls and procedures
Codorus Valley maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures performed as of December 31, 2005, the chief executive and chief financial officers of Codorus Valley concluded that Codorus Valley’s disclosure controls and procedures were adequate.
Codorus Valley made no changes in its internal controls over financial reporting or in other factors that has materially affected these controls subsequent to the date of the evaluation of the controls by the chief executive and chief financial officers.
Item 9B: Other Information
Nothing to report.
| 66

PART III
Item 10: Directors and executive officers of Codorus Valley Bancorp, Inc.
Information appearing in the Proxy Statement relating to the 2006 Annual Meeting of Shareholders to be held May 16, 2006 (Proxy Statement), under the captions “Information about Nominees and Continuing Directors” and “Executive Officers” is incorporated by reference in response to this item.
The Corporation has adopted a Code of Business Conduct and Ethics (Code of Ethics) as defined in Item 406 of Regulation S-K. The Code of Ethics was filed as Exhibit 14 to a Form 8-K, filed with the SEC on September 16, 2004, and is incorporated by reference in response to this item. The Code of Ethics is also published on PeoplesBank’s website at www.peoplesbanknet.com, under the Investor Relations tab.
Information regarding Section 16(a) Beneficial Ownership Reporting Compliance follows. Section 16(a) of the Securities Exchange Act of 1934, requires that the Corporation’s officers and directors, and persons who own more than 10% of the registered class of the Corporation’s equity securities, file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Corporation with copies of all Section 16(a) forms they file.
Based solely on its review of the copies of Forms 3, 4 and 5 and amendments thereto received by it, or written representations from certain reporting persons that no Form 5 was required for that reporting person, the Corporation believes that during the period from January 1, 2005 through December 31, 2005, its officers and directors were in compliance with all filing requirements applicable to them.
Item 11: Executive compensation
Information appearing in the Proxy Statement, under the captions “Executive Compensation,” “Compensation Committee Report on Executive Compensation” and “Shareholder Return Performance Graph” is incorporated by reference in response to this item.
Item 12: Security ownership of certain beneficial owners and management and related shareholder matters
Information appearing in the Proxy Statement, under the caption “Share Ownership” and “Compensation and Plan Information” is incorporated by reference in response to this item.
Item 13: Certain relationships and related transactions
Information appearing in the Proxy Statement, under the caption “Transactions with Directors and Executive Officers,” is incorporated by reference in response to this item.
Item 14: Principal accountant fees and services
Information appearing in the Proxy Statement, under the caption “Report of the Audit Committee,” is incorporated by reference in response to this item.
| 67

PART IV
Item 15: Exhibits and financial statement schedules
     (a)  Documents filed as part of this Form 10-K report.
     1. Financial Statements
The following consolidated statements of Codorus Valley Bancorp, Inc. are incorporated by reference to Part II, Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
     2. Financial Statement Schedules
Required financial statement schedules are omitted. This information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.
     3. Exhibits filed as part of 10-K pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibit
3(i)	Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 14, 2005.)

3(ii)	By-laws (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 14, 2005.)

4	Rights Agreement dated as of November 4, 2005 (Incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 8, 2005.)

10.1	1996 Stock Incentive Plan (Incorporated by reference to Exhibit 99 of Registration Statement No. 333-09277 on Form S-8, filed with the Commission on July 31, 1996.)

10.2	Employment Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry J. Miller dated December 27, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006.)

10.3	Change of Control Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Jann A. Weaver, dated December 27, 2005. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006.)

10.4	Change of Control Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Harry R. Swift, dated December 27, 2005. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006.)
| 68

Exhibit Number	Description of Exhibit
10.5	1998 Independent Directors Stock Option Plan (Incorporated by reference to Exhibit 4.3 of Registrant Statement No. 333-61851 on Form S-8, filed with the Commission on August 19, 1998.)

10.6	2000 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-40532 on Form S-8, filed with the Commission on June 30, 2000.)

10.7	2001 Employee Stock Bonus Plan (Incorporated by reference to Exhibit 99.1 of Registration Statement No. 333-68410 on Form S-8, filed with the Commission on August 27, 2001.)

10.8	Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 4(a) Registration Statement no. 33-46171 on Amendment no. 4 to Form S-3, filed with the Commission on July 23, 2004.)

10.9	Amendment to Salary Continuation Agreement by and among PeoplesBank, A Codorus Valley Company, a wholly owned subsidiary of Codorus Valley Bancorp, Inc. and Larry J. Miller dated December 27, 2005. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006.)

10.10	Amendment to Salary Continuation Agreement by and among PeoplesBank, A Codorus Valley Company, a wholly owned subsidiary of Codorus Valley Bancorp, Inc. and Harry R. Swift dated December 27, 2005. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006.)

10.11	Amendment to Salary Continuation Agreement by and among PeoplesBank, A Codorus Valley Company, a wholly owned subsidiary of Codorus Valley Bancorp, Inc. and Jann A. Weaver dated December 27, 2005. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006.)

10.12	Form of Group Term Replacement Plan, dated December 1, 1998, as amended, including Split Dollar Policy Endorsements pertaining to senior officers of the Corporation’s subsidiary, PeoplesBank, A Codorus Valley Company. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2005.)

10.13	Sample form of Director Group Term Replacement Plan, dated December 1, 1998, including Split Dollar Policy Endorsements pertaining to non-employee directors of the Corporation’s subsidiary, PeoplesBank, A Codorus Valley Company. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2005.)

10.14	Long Term Nursing Care Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry J. Miller, dated December 27, 2005. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006.)
| 69

Exhibit Number	Description of Exhibit
10.15	Codorus Valley Bancorp, Inc. Change in Control and Supplemental Benefit Trust Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Hershey Trust Company, dated January 25, 2006. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 27, 2006.)

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 16, 2004.)

21	List of subsidiaries of Codorus Valley Bancorp, Inc.

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31a	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31b	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
| 70

Signatures
Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the authorized undersigned.
Codorus Valley Bancorp, Inc. (Registrant)

/s/ Larry J. Miller

Larry J. Miller, President	Date: March 14, 2006
and Chief Executive Officer
Under the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.
     Signature and Capacity

/s/ Rodney L. Krebs	Chairman of the Board of	3/14/06

Rodney L. Krebs	Directors and Director

/s/ Larry J. Miller	President, Chief Executive Officer,	3/14/06

Larry J. Miller	Vice Chairman of the Board of
(Principal Executive Officer)	Directors and Director

/s/ D. Reed Anderson	Director	3/14/06

D. Reed Anderson, Esq.

/s/ M. Carol Druck	Director	3/14/06

M. Carol Druck

/s/ MacGregor S. Jones	Director	3/14/06

MacGregor S. Jones

/s/ Dallas L. Smith	Director	3/14/06

Dallas L. Smith

/s/ Donald H. Warner	Director	3/14/06

Donald H. Warner

/s/ Michael L. Waugh	Director	3/14/06

Michael L. Waugh

/s/ Jann A. Weaver	Treasurer and Assistant Secretary	3/14/06

Jann A. Weaver
(Principal Financial Officer)

/s/ Harry R. Swift	Vice President and Secretary	3/14/06

Harry R. Swift, Esq.

/s/ Diane E. Hill	Vice President	3/14/06

Diane E. Hill
| 71

Exhibit Index

Page # in
manually signed
Exhibit		original
Number	Description of Exhibit	Form 10-K
3(i)	Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 14, 2005.)

3(ii)	By-laws (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 14, 2005.)

4	Rights Agreement dated as of November 4, 2005 (Incorporated by reference to Exhibit 4 of the Registrant’s Current Report on Form 8-K, filed with the Commission on November 8, 2005.)

10.1	1996 Stock Incentive Plan (Incorporated by reference to Exhibit 99 of Registration Statement No. 333-09277 on Form S-8, filed with the Commission on July 31, 1996.)

10.2
Employment Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry J. Miller, dated December 27, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006.)

10.3
Change of Control Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Jann A. Weaver, dated December 27, 2005. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006.)

10.4
Change of Control Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Harry R. Swift, dated December 27, 2005. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006.)

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

| 72

Page # in
manually signed
Exhibit		original
Number	Description of Exhibit	Form 10-K
10.9
Amendment to Salary Continuation Agreement by and among PeoplesBank, A Codorus Valley Company, a wholly owned subsidiary of Codorus Valley Bancorp, Inc. and Larry J. Miller, dated December 27, 2005. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006.)

10.10
Amendment to Salary Continuation Agreement by and among PeoplesBank, A Codorus Valley Company, a wholly owned subsidiary of Codorus Valley Bancorp, Inc. and Harry R. Swift, dated December 27, 2005. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006.)

10.11
Amendment to Salary Continuation Agreement by and among PeoplesBank, A Codorus Valley Company, a wholly owned subsidiary of Codorus Valley Bancorp, Inc. and Jann A. Weaver, dated December 27, 2005. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006.)

10.12
Form of Group Term Replacement Plan, dated December 1, 1998, as amended, including Split Dollar Policy Endorsements pertaining to senior officers of the Corporation’s subsidiary, PeoplesBank, A Codorus Valley Company. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 29, 2005.)

10.13
Sample form Director Group Term Replacement Plan, dated December 1, 1998, including Split Dollar Policy Endorsements pertaining to non-employee directors of the Corporation’s subsidiary, PeoplesBank, A Codorus Valley Company. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 29, 2005.)

10.14
Long Term Nursing Care Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry J. Miller, dated December 27, 2005. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006.)

10.15
Codorus Valley Bancorp, Inc. Change in Control and Supplemental Benefit Trust Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Hershey Trust Company, dated January 25, 2006. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 27, 2006.)

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 16, 2004.)
| 73

		Page # in
		manually signed
Exhibit		original
Number	Description of Exhibit	Form 10-K
21	List of subsidiaries of the Codorus Valley Bancorp, Inc.	73

23	Consent of Independent Registered Public Accounting Firm	74

24	Power of Attorney	75-76

31a	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	77

31b	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	78

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	79
| 74