Form 10-Q
period 2006-03-31
CODORUS VALLEY BANCORP INC
filed 2006-05-12
CIK 806279

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ____________ to ____________

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

                                  717-747-1519
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                       if changed since the last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On April 25, 2006, 3,318,862 shares of common stock, par value $2.50, were outstanding, which includes the effect of the 5 percent stock dividend declared April 11, 2006.

                          Codorus Valley Bancorp, Inc.
                                 FORM 10-Q INDEX

                                                                          Page #
                                                                          ------
PART I - FINANCIAL INFORMATION
Item 1.  Financial statements:
            Consolidated balance sheets                                      3
            Consolidated statements of income                                4
            Consolidated statements of cash flows                            5
            Consolidated statements of changes in shareholders' equity       6
            Notes to consolidated financial statements                       7

Item 2.  Management's discussion and analysis of financial condition
         and results of operations                                          13
Item 3.  Quantitative and qualitative disclosures about market risk         21
Item 4.  Controls and procedures                                            21

PART II - OTHER INFORMATION
Item 1.     Legal proceedings                                               21
Item 1A.    Risk factors                                                    21
Item 2.     Unregistered sales of equity securities and use of proceeds     21
Item 3.     Defaults upon senior securities                                 21
Item 4.     Submission of matters to a vote of security holders             21
Item 5.     Other information                                               21
Item 6.     Exhibits                                                        22

SIGNATURES                                                                  24

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          Codorus Valley Bancorp, Inc.
                           Consolidated Balance Sheets

                                                                               Unaudited
                                                                               March 31,   December 31,
(dollars in thousands, except per share data)                                     2006         2005
                                                                               ---------   ------------
ASSETS
Interest bearing deposits with banks                                           $    137      $    126
Cash and due from banks                                                          11,982        11,959
Federal funds sold                                                                8,958             0
                                                                               --------      --------
      Total cash and cash equivalents                                            21,077        12,085
Securities available-for-sale                                                    58,084        58,111
Securities held-to-maturity (fair value $9,628 for 2006 and $9,686 for 2005)      9,100         9,101
Restricted investment in bank stock, at cost                                      2,590         2,452
Loans held for sale                                                                 605         1,522
Loans (net of deferred fees of $507 in 2006 and $537 in 2005)                   373,352       368,109
Less-allowance for loan losses                                                   (2,763)       (2,538)
                                                                               --------      --------
      Net loans                                                                 370,589       365,571
Premises and equipment, net                                                      11,054        10,962
Other assets                                                                     16,431        16,248
                                                                               --------      --------
      Total assets                                                             $489,530      $476,052
                                                                               ========      ========
LIABILITIES
Deposits
   Noninterest bearing                                                         $ 50,056      $ 49,369
   Interest bearing                                                             357,382       335,785
                                                                               --------      --------
      Total deposits                                                            407,438       385,154
Short-term borrowings                                                                 0         9,781
Long-term debt                                                                   39,320        39,712
Other liabilities                                                                 3,215         2,676
                                                                               --------      --------
      Total liabilities                                                         449,973       437,323
SHAREHOLDERS' EQUITY
Preferred stock, par value $2.50 per share;
   1,000,000 shares authorized; 0 shares issued and outstanding                       0             0
Common stock, par value $2.50 per share;
   10,000,000 shares authorized; 3,318,862 shares issued and
   outstanding on 3/31/06 and 3,160,821 on 12/31/05                               8,297         7,902
Additional paid-in capital                                                       25,720        23,035
Retained earnings                                                                 6,087         8,204
Accumulated other comprehensive loss                                               (547)         (412)
                                                                               --------      --------
      Total shareholders' equity                                                 39,557        38,729
                                                                               --------      --------
      Total liabilities and shareholders' equity                               $489,530      $476,052
                                                                               ========      ========

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
                        Consolidated Statements of Income
                                    Unaudited

                                                           Three months
                                                         ended March 31,
                                                         ---------------
(dollars in thousands, except per share data)             2006     2005
                                                         ------   ------
INTEREST INCOME
Loans, including fees                                    $7,005   $5,144
Investment securities
   Taxable                                                  599      599
   Tax-exempt                                               138      101
   Dividends                                                 29       19
Other                                                        17        2
                                                         ------   ------
   Total interest income                                  7,788    5,865
INTEREST EXPENSE
Deposits                                                  2,494    1,465
Short-term borrowings                                       112       51
Long-term debt                                              486      376
                                                         ------   ------
   Total interest expense                                 3,092    1,892
                                                         ------   ------
   Net interest income                                    4,696    3,973
PROVISION FOR LOAN LOSSES                                   210      200
                                                         ------   ------
   Net interest income after provision for loan losses    4,486    3,773
NONINTEREST INCOME
Trust and investment services fees                          325      265
Service charges on deposit accounts                         434      373
Mutual fund, annuity and insurance sales                    254      283
Income from bank owned life insurance                        63       65
Other income                                                119      113
Gain on sales of mortgages                                   88       66
                                                         ------   ------
   Total noninterest income                               1,283    1,165
NONINTEREST EXPENSE
Personnel                                                 2,139    1,834
Occupancy of premises, net                                  384      324
Furniture and equipment                                     407      317
Postage, stationery and supplies                            121      102
Professional and legal                                       31       65
Marketing and advertising                                   108       89
Other                                                       731      550
                                                         ------   ------
   Total noninterest expense                              3,921    3,281
                                                         ------   ------
   Income before income taxes                             1,848    1,657
PROVISION FOR INCOME TAXES                                  487      429
                                                         ------   ------
   Net income                                            $1,361   $1,228
                                                         ======   ======
   Net income per share, basic                           $ 0.41   $ 0.37
   Net income per share, diluted                         $ 0.40   $ 0.36
                                                         ======   ======

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                    Unaudited

                                                                         Three months ended
                                                                              March 31,
                                                                         ------------------
(dollars in thousands)                                                     2006      2005
                                                                         -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $ 1,361   $  1,228
Adjustments to reconcile net income to net cash provided by operations
   Depreciation                                                              296        255
   Provision for loan losses                                                 210        200
   Deferred federal income tax expense                                        28          0
   Amortization of investment in real estate partnership                     121        119
   Income from bank owned life insurance                                     (63)       (65)
   Originations of held for sale mortgages                                (5,601)    (5,108)
   Proceeds from sales of held for sale mortgages                          6,606      5,614
   Gain on sales of held for sale mortgages                                  (88)       (66)
   Gain on sales of foreclosed real estate                                     0        (27)
   Stock-based compensation expense                                           12          0
   (Increase) decrease in accrued interest receivable and other assets      (210)        64
   Increase in accrued interest payable and other liabilities                539        342
   Other, net                                                                 86        117
                                                                         -------   --------
      Net cash provided by operating activities                            3,297      2,673
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available-for-sale
   Purchases                                                              (3,115)    (2,403)
   Maturities and calls                                                    2,893      3,810
Net (increase) decrease in restricted investment in bank stock              (138)       442
Net increase in loans made to customers                                   (5,258)   (11,872)
Purchases of premises and equipment                                         (388)    (1,047)
Purchase of insurance agency assets                                            0        (60)
Proceeds from sales of foreclosed real estate                                  0      1,559
                                                                         -------   --------
      Net cash used in investing activities                               (6,006)    (9,571)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits                               16,596      8,737
Net increase in time deposits                                              5,688      6,311
Net decrease in short-term borrowings                                     (9,781)    (8,336)
Proceeds from issuance of long-term debt                                       0      5,000
Repayment of long-term debt                                                 (392)      (302)
Dividends paid                                                              (410)      (375)
Issuance of common stock                                                       0         75
                                                                         -------   --------
      Net cash provided by financing activities                           11,701     11,110
                                                                         -------   --------
      Net increase in cash and cash equivalents                            8,992      4,212
      Cash and cash equivalents at beginning of year                      12,085      8,085
                                                                         -------   --------
      Cash and cash equivalents at end of period                         $21,077   $ 12,297
                                                                         =======   ========

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
           Consolidated Statements of Changes in Shareholders' Equity
                                    Unaudited

                                                                                     Accumulated
                                                            Additional                  Other
                                                   Common     Paid-in    Retained   Comprehensive
(dollars in thousands, except per share data)       Stock     Capital    Earnings   (Loss) Income    Total
                                                   ------   ----------   --------   -------------   -------
For the three months ended March 31, 2006
Balance, December 31, 2005                         $7,902    $23,035     $ 8,204        ($412)      $38,729
Comprehensive income:
   Net income                                                              1,361                      1,361
   Other comprehensive loss, net of tax:
      Unrealized losses on securities, net                                               (135)         (135)
                                                                                                    -------
         Total comprehensive income                                                                   1,226
Cash dividends ($.124 per share, adjusted)                                  (410)                      (410)
5% stock dividend - 158,041 shares at fair value      395      2,673      (3,068)                         0
Stock-based compensation                                          12                                     12
                                                   ------    -------     -------        -----       -------
Balance, March 31, 2006                            $8,297    $25,720     $ 6,087        ($547)      $39,557
                                                   ======    =======     =======        =====       =======
For the three months ended March 31, 2005
Balance, December 31, 2004                         $7,481    $20,293     $ 8,034       $  174       $35,982
Comprehensive income:
   Net income                                                              1,228                      1,228
   Other comprehensive loss, net of tax:
      Unrealized losses on securities, net                                               (440)         (440)
                                                                                                    -------
         Total comprehensive income                                                                     788
Cash dividends ($.113 per share, adjusted)                                  (375)                      (375)
5% stock dividend - 149,885 shares at fair value      375      2,518      (2,893)                         0
Issuance of common stock -
   5,112 shares under stock option plan                13         62                                     75
                                                   ------    -------     -------        -----       -------
Balance, March 31, 2005                            $7,869    $22,873     $ 5,994        ($266)      $36,470
                                                   ======    =======     =======        =====       =======

See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

The interim financial statements are unaudited. However, they reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial condition and results of operations for the reported periods, and are of a normal and recurring nature.

These statements should be read in conjunction with the notes to the audited financial statements contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

The consolidated financial statements include the accounts of Codorus Valley Bancorp, Inc. and its wholly owned bank subsidiary, PeoplesBank, A Codorus Valley Company (PeoplesBank), and its wholly owned nonbank subsidiary, SYC Realty Company, Inc., (collectively referred to as Codorus Valley or Corporation). PeoplesBank has two wholly owned subsidiaries, Codorus Valley Financial Advisors, Inc. and SYC Settlement Services, Inc. All significant intercompany account balances and transactions have been eliminated in consolidation. The combined results of operations of the nonbank subsidiaries are not material to the consolidated financial statements.

The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

Stock dividend and per share computations

All per share computations include the effect of stock dividends declared, including the 5 percent stock dividend declared April 11, 2006. The weighted average number of shares of common stock outstanding used for basic and diluted calculations follows.

                   Three months
                 ended March 31,
                 ---------------
(In thousands)     2006    2005
                  -----   -----
Basic             3,319   3,302
Diluted           3,394   3,372

Stock-Based Compensation

The Corporation adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payments" (Statement 123R) in the first quarter of 2006, using the "modified prospective method." Prior to the implementation of FAS 123R, stock options issued under shareholder approved employee and director stock option plans were accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, no compensation expense was recognized related to these plans. Stock options are granted at exercise prices not less than the fair value of the common stock on the date of grant. See Note 6 - Stock-Based Compensation.

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

                                            Three months
                                          ended March 31,
                                          ---------------
(Dollars in thousands)                      2006    2005
                                           -----   -----
Unrealized holding losses arising
   during the period                       $(205)  $(667)
Reclassification adjustment for (gains)
   losses included in income                   0       0
                                           -----   -----
Net unrealized losses                       (205)   (667)
Tax effect                                    70     227
                                           -----   -----
Net of tax amount                          $(135)  $(440)
                                           =====   =====

NOTE 3--DEPOSITS

The composition of deposits on March 31, 2006 and December 31, 2005, was as follows:

                              March 31,   December 31,
(Dollars in thousands)           2006         2005
                              ---------   ------------
Noninterest bearing demand     $ 50,056     $ 49,369
NOW                              48,839       50,638
Money market                    116,479       97,601
Savings                          20,035       21,205
Time CDs less than $100,000     131,410      125,572
Time CDs $100,000 or more        40,619       40,769
                               --------     --------
Total deposits                 $407,438     $385,154
                               ========     ========

NOTE 4--LONG-TERM DEBT

A summary of long-term debt at March 31, 2006 and December 31, 2005 follows:

                                                   March 31,   December 31,
(Dollars in thousands)                                2006         2005
                                                   ---------   ------------
Obligations of PeoplesBank to FHLBP
   Due 2007, 4.69%, amortizing                          331           439
   Due 2007, 4.68%                                    7,000         7,000
   Due 2009, 3.47%, convertible quarterly after
      December 2006                                   5,000         5,000
   Due 2010, 4.32%                                    6,000         6,000
   Due 2011, 4.30%, amortizing                        4,695         4,757
   Due 2012, 4.25%, amortizing                        2,240         2,319
   Due 2013, 3.46%, amortizing                        3,754         3,869
   Due 2014, 6.43%, convertible quarterly after
      July 2009                                       5,000         5,000
Obligations of Codorus Valley Bancorp, Inc.
   Due 2011, floating rate based on 1 month
      LIBOR plus 1.50%, amortizing                    1,621         1,641
   Due 2034, floating rate based on 3 month
      LIBOR plus 2.02%, callable quarterly after
      December 2009                                   3,093         3,093
                                                    -------       -------
                                                     38,734        39,118
Capital lease obligation                                586           594
                                                    -------       -------
Total long-term debt                                $39,320       $39,712
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

Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to year-to-date average assets (leverage ratio). Management believes that Codorus Valley and PeoplesBank were well capitalized on March 31, 2006, based on FDIC capital guidelines.

                                                    MINIMUM FOR                 WELL CAPITALIZED
                               ACTUAL             CAPITAL ADEQUACY                  MINIMUM*
                          ---------------   ---------------------------   ----------------------------
(dollars in thousands)     AMOUNT   RATIO       AMOUNT          RATIO         AMOUNT          RATIO
                          -------   -----   --------------   ----------   --------------   -----------
CODORUS VALLEY BANCORP, INC. (CONSOLIDATED)
   AT MARCH 31, 2006
   Capital ratios:
      Tier 1 risk based   $42,632   10.65%  > or = $16,013   > or = 4.0%        n/a            n/a
      Total risk based     45,395   11.34   > or =  32,027   > or = 8.0         n/a            n/a
      Leverage             42,632    8.84   > or =  19,285   > or = 4.0         n/a            n/a

   AT DECEMBER 31, 2005
   Capital ratios:
      Tier 1 risk based   $41,658   10.61%  > or = $15,699   > or = 4.0%        n/a            n/a
      Total risk based     44,196   11.26   > or =  31,398   > or = 8.0         n/a            n/a
      Leverage             41,658    9.57   > or =  17,420   > or = 4.0         n/a            n/a

PEOPLESBANK, A CODORUS VALLEY COMPANY AT MARCH 31, 2006
   Capital ratios:
      Tier 1 risk based   $38,239    9.69%  > or = $15,782   > or = 4.0%  > or = $23,672   > or =  6.0%
      Total risk based     41,002   10.39   > or =  31,563   > or = 8.0   > or =  39,454   > or = 10.0
      Leverage             38,239    8.03   > or =  19,053   > or = 4.0   > or =  23,816   > or =  5.0

   AT DECEMBER 31, 2005
   Capital ratios:
      Tier 1 risk based   $37,201    9.62%  > or = $15,463   > or = 4.0%  > or = $23,194   > or =  6.0%
      Total risk based     39,739   10.28   > or =  30,926   > or = 8.0   > or =  38,657   > or = 10.0
      Leverage             37,201    8.66   > or =  17,184   > or = 4.0   > or =  21,480   > or =  5.0

*    To be well capitalized under prompt corrective action provisions.

NOTE 6--STOCK-BASED COMPENSATION

The Corporation adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payments" (Statement 123R) in the first quarter of 2006, using the "modified prospective method." Statement 123R requires that the fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award. The impact on net income and earnings per share that would have occurred if compensation expense would have been recognized based on the estimated fair value of the options on the date of grant is as follows:

                                                       Three months
                                                          ended
                                                        March 31,
                                                     ---------------
(Dollars in thousands, except per share data)         2006     2005
                                                     ------   ------
Reported net income                                  $1,361   $1,228
Add: stock-based employee compensation expense
   included in reported net income, net of related
   tax effects of $0                                     12        0
Deduct: total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax
   effects of $0 and $0                                 (12)     (14)
                                                     ------   ------
Pro forma net income                                 $1,361   $1,214
Reported basic earnings per share                    $  .41   $  .37
Reported diluted earnings per share                  $  .40   $  .36
Pro forma basic earnings per share                   $  .41   $  .37
Pro forma diluted earnings per share                 $  .40   $  .36

The Corporation's equity awards consist of stock options granted under three stock option plans as follows: a 2000 Stock Incentive Plan (2000 Plan), a 1998 Independent Directors Stock Option Plan (1998 Plan) and a 1996 Stock Incentive Plan (1996 Plan). All options available for grant under the 1998 and 1996 Plans have been granted. The 2000 Plan also allows for the granting of stock appreciation rights and restricted stock, none of which have been granted to date at March 31, 2006.

Shares reserved and available for issuance as of March 31, 2006, adjusted for stock dividends declared, were 127,975 for the 2000 Plan, 132,661 for the 1998 Plan, and 94,647 for the 1996 Plan. Shares reserved for future issuance under each plan are subject to adjustment in the event of specified changes in the Corporation's capital structure. Options awarded under these plans to date have been granted with an exercise price equal to the fair value of the stock on the grant date, a minimum vesting period of six months and an expiration period of ten years. Upon exercise, the Corporation has historically issued from its authorized, but unissued, common stock to satisfy the options.

The grant-date fair value of options granted in June 2005, adjusted for stock dividends, was $6.86. No options were granted to date during 2006. The fair value of the options awarded under the Option Plans is estimated on the date of grant using the Black-Scholes valuation model, which is dependent upon certain assumptions as presented below.

                           2005
                           ----
Expected life (in years)   6.12
Risk-free interest rate    3.89%
Expected volatility        48.3%
Expected dividend yield     2.6%

The expected life of the options was estimated using one half of the exercise period plus the vesting period and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of the options on the grant date. Volatility of the Corporation's stock price was based on historical volatility. Dividend yield was based on dividends for the most current year divided by the average market price for the most current year.

There was no activity during the quarter ended March 31, 2006 and a summary of stock options from all Plans, adjusted for stock dividends declared, is shown below.

                                           WEIGHTED AVERAGE   WEIGHTED AVERAGE      AGGREGATE
                                            EXERCISE PRICE        REMAINING      INTRINSIC VALUE
                                 OPTIONS       PER SHARE      CONTRACTUAL TERM        ($000)
                                 -------   ----------------   ----------------   ---------------
Outstanding at March 31, 2006    275,164        $13.68            4.5 years          $1,607
Exerciseable at March 31, 2006   251,256        $13.29            4.1 years          $1,565

No options were exercised to date during 2006. The intrinsic value of options exercised during the first quarter of 2005 was $39,000. Cash received from such exercises was $62,000 and the tax benefit recognized was $13,000.

Information regarding nonvested options as of March 31, 2006, adjusted for stock dividends declared, is presented in the following table:

                                         WEIGHTED AVERAGE
                                            GRANT DATE
                               OPTIONS      FAIR VALUE
                               -------   ----------------
Balance at December 31, 2005    31,018         $7.11
Granted                             --            --
Vested                           7,110          6.22
Forfeited                           --            --
                                ------         -----
Balance at March 31, 2006       23,908         $7.38
                                ------         -----

As of March 31, 2006, total unrecognized compensation cost related to nonvested options was $114,000. The cost is expected to be recognized over a weighted average period of 1.7 years.

NOTE 7--CONTINGENT LIABILITIES

Management is not aware of any material contingent liabilities on March 31, 2006.

NOTE 8--GUARANTEES

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the PeoplesBank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $4,459,000 of standby letters of credit on March 31, 2006, compared to $2,777,000 on December 31, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2006 and December 31, 2005, for guarantees under standby letters of credit issued, is not material.

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

CRITICAL ACCOUNTING ESTIMATES:

Disclosure of Codorus Valley's significant accounting policies is included in
Note 1 to the consolidated financial statements of the 2005 Annual Report on Form 10-K for the period ended December 31, 2005. Some of these policies are particularly sensitive, requiring management to make significant judgments, estimates and assumptions. Additional information is contained in Management's Discussion and Analysis for the most sensitive of these issues, including the provision and allowance for loan losses, located on pages 15 and 18 of this Form 10-Q.

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

The Corporation changed its method of accounting for stock-based compensation in 2006, in accordance with Financial Accounting Statement No. 123(R), which is described in Note 6 - Stock-Based Compensation of this report. Based on stock options outstanding on March 31, 2006, approximately $114,000 will be expensed over the weighted average period of 1.7 years.

Management discussed the development and selection of critical accounting estimates and related Management Discussion and Analysis disclosure with the Audit Committee. There were no material changes made to the critical accounting estimates during the periods presented within this report.

THREE MONTHS ENDED MARCH 31, 2006,
COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

OVERVIEW

Net income for the three-month period ended March 31, 2006, was $1,361,000 or $.41 per share ($.40 diluted), compared to $1,228,000 or $.37 per share ($.36 diluted), for the same period of 2005. The $133,000 or 11 percent increase in net income was the result of increases in net interest income and noninterest income, which more than offset an increase in noninterest expense. The $723,000 or 18 percent increase in net interest income was primarily attributable to an increase in interest income from a larger volume of business and consumer loans and loan fees. The $118,000 or 10 percent increase in noninterest income was primarily attributable to increases in trust fees, service charges on deposit accounts and gains from the sale of mortgages, which resulted from increased sales and business growth. The $640,000 or 20 percent increase in noninterest expense was attributable in part to corporate expansion. PeoplesBank opened two full service financial centers and renovated two existing financial centers during the prior year, which increased 2006 operating expenses. The increase in personnel expense also reflected the planned addition of key sales and support staff, increased health insurance premiums and normal merit increases. The increase in noninterest expense increased the efficiency ratio (noninterest expense as a percentage of net operating revenue) to 64.3 percent for the current quarter, compared to 62.8 percent for the first three months of 2005. Total assets were approximately $490 million on March 31, 2006, an increase of $70 million or 17 percent above March 31, 2005. Asset growth occurred primarily in business loans and consumer loans, which were funded primarily by growth in CD and money market deposits.

Net income as a percentage of average shareholder's equity (return on equity or ROE), was 13.79 percent for the first three months (annualized) of 2006, compared to 13.43 percent for the same period of 2005. Net income as a percentage of average total assets (return on assets or ROA), was 1.13 percent for 2006, compared to 1.18 percent for the same period of 2005.

On March 31, 2006, nonperforming assets as a percentage of total loans and net foreclosed real estate were 1.03 percent, compared to 0.26 percent for March 31, 2005. Information regarding nonperforming assets is provided in the Risk Management section of this report, including Table 1--Nonperforming Assets. Based on a recent evaluation of probable loan losses and the current loan portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on March 31, 2006. An analysis of the allowance is provided in Table 2--Analysis of Allowance for Loan Losses.

Throughout the current period Codorus Valley maintained a capital level well above minimum regulatory quantitative requirements. Currently, there are three federal regulatory definitions of capital that take the form of minimum ratios. Note 5--Regulatory Matters, shows that the Corporation and PeoplesBank were well capitalized on March 31, 2006.

A more detailed analysis of the factors and trends affecting corporate earnings follows.

NET INTEREST INCOME

Net interest income for the three-month period ended March 31, 2006, was $4,696,000, an increase of $723,000 or 18 percent above the same period in 2005. The increase was primarily the result of an increase in loan volume, although an increase in loan yields and fees also contributed. Earning assets averaged $446 million and yielded 7.24 percent (tax equivalent basis) for the first quarter of 2006, compared to $380 million and 6.37 percent, respectively, for the first quarter of 2005. The $66 million or 17 percent increase in average earning assets occurred primarily in business loans and secondarily in consumer loans. Interest bearing liabilities averaged $395 million at an average rate of 3.18 percent for 2006, compared to $335 million and 2.29 percent, respectively, for the first quarter of 2005. The approximately $60 million or 18 percent increase in the average volume of interest bearing liabilities occurred primarily in certificates of deposit (principally variable rate CDs) followed by money market deposits and to a lesser degree long-term debt. The net interest margin, on a tax equivalent basis, was 4.35 percent for the first quarter of 2006, compared to 4.30 percent for the same period in 2005. In the period ahead, if the US Treasury yield curve remains flat or slightly inverted the upward pressure on funding costs may lower net interest margin.

PROVISION FOR LOAN LOSSES

A $210,000 provision expense for loan losses was recorded for the three-month period ended March 31, 2006, compared to $200,000 for the same period in 2005. The current period provision was based on management's assessment of overall credit quality and macro-economic factors such as rising energy costs and interest rates, which might portend debt service problems for some of our borrowers.

NONINTEREST INCOME

Total noninterest income for the current three-month period was $1,283,000, an increase of $118,000 or 10 percent above the first quarter of 2005. The increase was primarily attributable to increases in trust fees, service charges on deposit accounts and gains from the sale of mortgages, which resulted from increased sales and business growth.

NONINTEREST EXPENSE

Total noninterest expense for the current three-month period was $3,921,000, an increase of $640,000 or 20 percent above the first quarter of 2005. The increase was attributable in part to corporate expansion, which increased personnel, occupancy, stationery and supplies, and furniture and equipment expenses. PeoplesBank opened two full service financial centers and renovated two existing financial centers during the prior year, which increased 2006 operating costs. The increase in personnel expense also reflected the planned addition of key sales and support staff, increased health insurance premiums and normal merit increases. The increase in other expense was attributable in part to increases in charitable donations (net of state tax credits), ATM/debit card processing (increased transaction volume) and carrying costs on problem assets (the prior year included a gain from the sale of real estate acquired in satisfaction of debt, which lowered this expense in 2005).

INCOME TAXES

The provision for federal income tax was $487,000 for the current three-month period, compared to $429,000 for the same period in 2005. The $58,000 or 14 percent increase in the tax provision was the result of a 12 percent increase in pretax income.

BALANCE SHEET REVIEW

LOANS

On March 31, 2005, loans were approximately $373 million, an increase of $5 million or 1 percent above year-end 2005. The increase was evenly divided between the business and consumer loan portfolios. Business loan growth was constrained during the current quarter due to an unusually high level of run-off, which resulted from scheduled loan maturities and early payoffs. The average yield (tax-equivalent basis) earned on loans was 7.59 percent for the first quarter of 2006, compared to 7.18 percent for the fourth quarter of 2005 and 6.79 percent for the first quarter of 2005.

DEPOSITS

On March 31, 2006, total deposits were approximately $407 million, an increase of $22 million or 6 percent above year-end 2005. The increase in deposits, which reflected the continuation of a long trend of successful sales efforts, occurred primarily within the money market and CD categories, as shown in Note 3--Deposits of this report. The increase in money market deposits was partially the result of new money market products, which were priced competitively and heavily promoted. CD growth occurred in variable rate CD's, which re-price weekly based on the one year US Treasury bond rate. The trend of rising short-term interest rates, since July 2004, was a factor in overall deposit growth and product selection by bank customers. The increase in deposits was also attributable in part to the addition of two financial centers in March of 2005. The average rate paid on interest-bearing deposits was 2.93 percent for the first quarter of 2006, compared to 2.62 percent for the fourth quarter of 2005 and 2.01 percent for the first quarter of 2005.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT

On March 31, 2006, there were no short-term borrowings, compared to $10 million outstanding at year-end 2005. Deposit growth during the current period provided funds to repay short-term borrowings. Long-term debt declined slightly from year-end 2005 as shown in Note 4--Long-term Debt of this report.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

Shareholders' equity or capital, as a source of funds, enables Codorus Valley to maintain asset growth and absorb losses. Total shareholders' equity was approximately $39,557,000 on March 31, 2006, an increase of $828,000 or 2 percent above December 31, 2005. The increase was caused primarily by an increase in retained earnings from profitable operations.

On April 11, 2006 the Board of Directors declared a quarterly cash dividend of $.13 per common share ($.124 adjusted), payable on or before May 9, 2006, to shareholders of record April 25, 2006. This follows a $.13 per share ($.124 adjusted) cash dividend paid in January. Also on April 11, 2006, the Board declared a 5 percent stock dividend payable on or before June 8, 2006, to shareholders of record

April 25, 2006. Distribution of the stock dividend will result in the issuance of approximately 158,041 common shares, as reflected in the enclosed financial statements.

Based on strong balance sheet growth management may raise additional capital this year. Management believes that the most cost efficient way to raise capital is through the issuance of trust preferred debt securities. The interest expense on trust preferred debt is tax deductible, while the amount borrowed is included in Tier 1 capital, subject to regulatory limitations, for regulatory capital purposes. Trust preferred debt is usually priced at a spread to LIBOR and has a 30-year maturity, but is callable at quarterly intervals after the fifth year.

On October 14, 2004, the Corporation issued a press release, which was filed on Form 8-K, announcing that the Board of Directors authorized the purchase, in open market and privately negotiated transactions, of up to 4.9 percent or approximately 146,000 shares of its then outstanding common stock. As of March 31, 2006, the Corporation had not acquired any of its common stock under the authorization reported in October 2004.

Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 5--Regulatory Matters, to the financial statements. Management believes that Codorus Valley and PeoplesBank were well capitalized on March 31, 2006, based on FDIC capital guidelines.

RISK MANAGEMENT

NONPERFORMING ASSETS

Table 1--Nonperforming Assets, provides a summary of nonperforming assets and related ratios. The paragraphs below provide information for selected categories for March 31, 2006, compared to December 31, 2005.

TABLE 1-NONPERFORMING ASSETS

                                                    March 31,   December 31,
(dollars in thousands)                                 2006         2005
                                                    ---------   ------------
Nonaccrual loans                                     $1,782        $1,034
Accruing loans that are contractually past due
   90 days or more as to principal or interest        2,067            --
Foreclosed real estate, net of allowance                  6             7
                                                     ------        ------
   Total nonperforming assets                        $3,855        $1,041
                                                     ======        ======
Ratios:
Nonaccrual loans as a % of total period-end loans      0.48%         0.28%
Nonperforming assets as a % of total period-end
   loans and net foreclosed real estate                1.03%         0.28%
Nonperforming assets as a % of total period-end
   stockholders' equity                                9.75%         2.69%
Allowance for loan losses as a multiple of
   nonaccrual loans                                     1.6x          2.5x

On March 31, 2006, nonaccrual loans consisted of collateralized business and mortgage loans, and consumer loans. The Corporation recognizes interest income on a cash basis for nonaccrual loans. On March 31, 2006, the nonaccrual loan portfolio was $1,782,000, compared to $1,034,000 on December 31, 2005. The $748,000 increase was attributable to the reclassification of a $796,000 business account to nonaccrual in March 2006. In management's judgment the net realizable value of the real estate collateral, which the borrower is attempting to liquidate, is insufficient. Accordingly, management established a $206,000 loss allowance for this account. On March 31, 2006, the nonaccrual loan portfolio was comprised of 16 unrelated accounts ranging in size from $12,000 to $796,000. Collection efforts including modification of contractual terms for individual accounts, based on prevailing market conditions, and liquidation of collateral assets are being employed to maximize recovery.

Loans that are contractually past due 90 days or more as to principal or interest were $2,067,000 on March 31, 2006, compared to $0 on December 31, 2005. The increase in the current period was due primarily to the addition of a $1,956,000 business loan that was making interest, but not principal payments. In April 2006, management reclassified this loan and other loans that pertained to this borrower, which totaled $2,631,000, to nonaccrual status when anticipated collateral sales and refinancing failed to materialize. Management believes that the net realizable value of real estate collateral along with personal guarantees is adequate to ensure the full recovery of this account. Generally, loans in the past due category are adequately collateralized and in the process of collection.

ALLOWANCE FOR LOAN LOSSES

Table 2--Analysis of Allowance for Loan Losses, shows the allowance was $2,763,000 or .74 percent of total loans on March 31, 2006, compared to $2,064,000 or .66 percent of total loans, respectively, on March 31, 2005. The $699,000 or 34 percent increase in the allowance was based on management's estimate to bring the allowance to a level reflective of risk in the portfolio, loan growth, local employment and macro-economic factors such as rising energy costs and interest rates. Based on a recent evaluation of potential loan losses in the current portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on March 31, 2006.

TABLE 2-ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

(dollars in thousands)                                 2006     2005
                                                     -------   ------
Balance-January 1,                                   $ 2,538   $1,865
Provision charged to operating expense                   210      200
Loans charged off:
   Commercial                                              0        1
   Real estate-mortgage                                    0        9
   Consumer                                                7       18
                                                     -------   ------
      Total loans charged off                              7       28
Recoveries:
   Commercial                                             14       12
   Real estate-mortgage                                    1        0
   Consumer                                                7       15
                                                     -------   ------
      Total recoveries                                    22       27
                                                     -------   ------
      Net (recoveries) charge-offs                       (15)       1
                                                     -------   ------
Balance-March 31,                                    $ 2,763   $2,064
                                                     -------   ------
Ratios:
Net recoveries (annualized) to average total loans    -0.02%     0.00%
Allowance for loan losses to total loans
   at period-end                                        0.74%    0.66%
Allowance for loan losses to nonaccrual loans
   and loans past due 90 days or more                   71.8%   264.6%

LIQUIDITY

Codorus Valley's loan-to-deposit ratio, which is used as a broad measure of liquidity, was approximately 91.6 percent on March 31, 2006, compared to 95.6 percent on December 31, 2005. Liquidity for both periods was adequate based on availability from many sources, including the potential liquidation of a $58 million portfolio of available-for-sale securities, valued at March 31, 2006. Another important source of liquidity for PeoplesBank is available credit from the Federal Home Loan Bank of Pittsburgh (FHLBP). On December 31, 2005, the latest available date, available funding from the FHLBP was approximately $88 million. The addition of two financial centers in March 2005 and planned deposit promotions have increased liquidity in the form of deposit growth.

Off-Balance Sheet Arrangements

Codorus Valley's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments of existing loans, and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on March 31, 2006, totaled $117,638,000 and consisted of $82,556,000 in unfunded commitments of existing loans, $30,623,000 to grant new loans and $4,459,000 in letters of credit. Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon. Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore do not present a significant liquidity risk to Codorus Valley.

Contractual Obligations

Codorus Valley has various long-term contractual obligations outstanding at March 31, 2006, including long-term debt, time deposits and obligations under capital and operating leases, which were reported in Table 13 of the Annual Report on Form 10-K for the year ended 2005. A comparative schedule of deposits, which includes time deposits, is provided in Note 3 of this Form 10-Q report. A comparative schedule of long-term debt is provided in Note 4.

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

Codorus Valley performed a simulation on its balance sheet for March 31, 2006 and December 31, 2005. The results of the point-in-time analyses are shown in Table 3--Interest Rate Sensitivity. Continued growth in interest rate sensitive liabilities, principally variable rate CDs and money market funds have gradually shifted the balance sheet to a liability sensitive position. Liability sensitivity means that deposits and debt will reprice to a greater and faster degree than the loans and investments that they fund. This suggests that earnings may increase if market interest rates decrease. Conversely, earnings may decrease if short-term market interest rates, which have been influenced by the Federal Reserve Bank, continue to trend upward. Under the low rate scenario (down 200 basis points) for both periods, management presumed that trust preferred investment securities, which are callable at a premium, would be called and would result in a one time increase in interest income to the Corporation. A detailed discussion of market interest rate risk is provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

TABLE 3-INTEREST RATE SENSITIVITY

                                               Change in
   Forecasted     Change in interest rates     net income
 interest rate      ramped over 12 months    -------------
    scenario           (basis points)        $000's     %
 -------------    ------------------------   ------   ----
                      AT MARCH 31, 2006
  Most likely                +50               52      1.0
      High                  +200              (25)    (0.5)
Flat (baseline)               0                 0      0.0
      Low                   -200              281      5.4
                    AT DECEMBER 31, 2005

  Most likely                +50               (1)     0.0
      High                  +200                2      0.0
Flat (baseline)               0                 0      0.0
      Low                   -200               39      0.7

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the section entitled "Market risk management" within Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations on page 20 of this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Codorus Valley maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2006, the chief executive and chief financial officers of Codorus Valley concluded that Codorus Valley's disclosure controls and procedures were adequate.

Codorus Valley made no significant changes in its internal controls or in other factors that could significantly affect these controls in the quarter ended March 31, 2006, as evaluated by the chief executive and chief financial officers.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings pending against Codorus Valley Bancorp, Inc. or any of its subsidiaries which are expected to have a material impact upon the financial position and/or operating results of the Corporation. Management is not aware of any proceedings known or contemplated by government authorities.

ITEM 1A. RISK FACTORS

Management is not aware of any material changes in the risk factors previously disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Codorus Valley made no sales or repurchases of equity securities during the quarter ended March 31, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.

ITEM 5. OTHER INFORMATION

Nothing to report.

ITEM 6. EXHIBITS

Exhibit
Number    Description of Exhibit
-------   ----------------------
3(i)      Articles of Incorporation (Incorporated by reference to Exhibit 3(i)
          to the Registrant's Current Report on Form 8-K, filed with the
          Commission on October 14, 2005.)

3(ii) By-laws (Incorporated by reference to Exhibit 3(ii) to the Registrant's Current Report on Form 8-K, filed with the Commission on
          October 14, 2005.)

4 Rights Agreement dated as of November 4, 2005 (Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K, filed with the Commission on November 8, 2005.)

10.1      1996 Stock Incentive Plan (Incorporated by reference to Exhibit 99 of
          Registration Statement No. 333-09277 on Form S-8, filed with the
          Commission on July 31, 1996.)

10.2      Employment Agreement between Codorus Valley Bancorp, Inc.,
          PeoplesBank, A Codorus Valley Company and Larry J. Miller dated
          December 27, 2005. (Incorporated by reference to Exhibit 10.1 to the
          Registrant's Current Report on Form 8-K, filed with the Commission on
          January 3, 2006.)

10.3      Change of Control Agreement by and among Codorus Valley Bancorp, Inc.,
          PeoplesBank, A Codorus Valley Company and Jann A. Weaver, dated
          December 27, 2005. (Incorporated by reference to Exhibit 10.7 to the
          Registrant's Current Report on Form 8-K, filed with the Commission on
          January 3, 2006.)

10.4      Change of Control Agreement by and among Codorus Valley Bancorp, Inc.,
          PeoplesBank, A Codorus Valley Company and Harry R. Swift, dated
          December 27, 2005. (Incorporated by reference to Exhibit 10.6 to the
          Registrant's Current Report on Form 8-K, filed with the Commission on
          January 3, 2006.)

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

          J. Miller dated December 27, 2005. (Incorporated by reference to
          Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed with the Commission on January 3, 2006.)

10.10     Amendment to Salary Continuation Agreement by and among PeoplesBank, A
          Codorus Valley Company, a wholly owned subsidiary of Codorus Valley
          Bancorp, Inc. and Harry R. Swift dated December 27, 2005.
          (Incorporated by reference to Exhibit 10.4 to the Registrant's Current
          Report on Form 8-K, filed with the Commission on January 3, 2006.)

10.11     Amendment to Salary Continuation Agreement by and among PeoplesBank, A
          Codorus Valley Company, a wholly owned subsidiary of Codorus Valley
          Bancorp, Inc. and Jann A. Weaver dated December 27, 2005.
          (Incorporated by reference to Exhibit 10.5 to the Registrant's Current
          Report on Form 8-K, filed with the Commission on January 3, 2006.)

10.12 Form of Group Term Replacement Plan, dated December 1, 1998, as amended, including Split Dollar Policy Endorsements pertaining to senior officers of the Corporation's subsidiary, PeoplesBank, A
          Codorus Valley Company. (Incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K, filed on March 29, 2005.)

10.13     Sample form of Director Group Term Replacement Plan, dated December 1,
          1998, including Split Dollar Policy Endorsements pertaining to non-employee directors of the Corporation's subsidiary, PeoplesBank, A
          Codorus Valley Company. (Incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K, filed on March 29, 2005.)

10.14     Long Term Nursing Care Agreement between Codorus Valley Bancorp, Inc.,
          PeoplesBank, A Codorus Valley Company and Larry J. Miller, dated
          December 27, 2005. (Incorporated by reference to Exhibit 10.2 to the
          Registrant's Current Report on Form 8-K, filed with the Commission on
          January 3, 2006.)

10.15     Codorus Valley Bancorp, Inc. Change in Control and Supplemental
          Benefit Trust Agreement between Codorus Valley Bancorp, Inc.,
          PeoplesBank, A Codorus Valley Company and Hershey Trust Company, dated
          January 25, 2006. (Incorporated by reference to Exhibit 10.1 to the
          Registrant's Current Report on Form 8-K, filed with the Commission on
          January 27, 2006.)

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

                                        Codorus Valley Bancorp, Inc.
                                        (Registrant)


May 9, 2006                             /s/ Larry J. Miller
Date                                    ----------------------------------------
                                        Larry J. Miller
                                        President & CEO
                                        (Principal executive officer)


May 9, 2006                             /s/ Jann A. Weaver
Date                                    ----------------------------------------
                                        Jann A. Weaver
                                        Treasurer & Assistant Secretary
                                        (Principal financial and
                                        accounting officer)