Form 10-Q
period 2006-06-30
CODORUS VALLEY BANCORP INC
filed 2006-08-10
CIK 806279

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ____________ to ______________

                         COMMISSION FILE NUMBER: 0-15536

                          CODORUS VALLEY BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                       Pennsylvania                               23-2428543
     (State or other jurisdiction of incorporation or          (I.R.S. Employer
                       organization)                         Identification No.)

105 Leader Heights Road, P.O. Box 2887, York, Pennsylvania          17405
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On July 25, 2006, 3,318,534 shares of common stock, par value $2.50, were outstanding.

                          Codorus Valley Bancorp, Inc.
                                 FORM 10-Q INDEX

                                                                          Page #
                                                                          ------
PART I - FINANCIAL INFORMATION

Item 1.  Financial statements:
            Consolidated balance sheets                                      3
            Consolidated statements of income                                4
            Consolidated statements of cash flows                            5
            Consolidated statements of changes in shareholders' equity       6
            Notes to consolidated financial statements                       7

Item 2.  Management's discussion and analysis of financial condition
         and results of operations                                          13

Item 3.  Quantitative and qualitative disclosures about market risk         24

Item 4.  Controls and procedures                                            24

PART II - OTHER INFORMATION

Item 1.  Legal proceedings                                                  24

Item 1A. Risk factors                                                       24

Item 2.  Unregistered sales of equity securities and use of proceeds        24

Item 3.  Defaults upon senior securities                                    24

Item 4.  Submission of matters to a vote of security holders                25

Item 5.  Other information                                                  25

Item 6.  Exhibits                                                           25

SIGNATURES                                                                  28

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          Codorus Valley Bancorp, Inc.
                           Consolidated Balance Sheets

                                                                   Unaudited
                                                                    June 30,   December 31,
(dollars in thousands, except per share data)                         2006         2005
---------------------------------------------                      ---------   ------------
ASSETS
Interest bearing deposits with banks                                $    128     $    126
Cash and due from banks                                               13,299       11,959
Federal funds sold                                                    18,785            0
                                                                    --------     --------
      Total cash and cash equivalents                                 32,212       12,085
Securities available-for-sale                                         57,582       58,111
Securities held-to-maturity (fair value $9,582 for 2006 and
   $9,686 for 2005)                                                    9,099        9,101
Restricted investment in bank stock, at cost                           2,187        2,452
Loans held for sale                                                      746        1,522
Loans (net of deferred fees of $460 in 2006 and $537 in 2005)        389,855      368,109
Less-allowance for loan losses                                        (2,925)      (2,538)
                                                                    --------     --------
      Net loans                                                      386,930      365,571
Premises and equipment, net                                           10,889       10,962
Other assets                                                          16,876       16,248
                                                                    --------     --------
      Total assets                                                  $516,521     $476,052
                                                                    ========     ========
LIABILITIES
Deposits
   Noninterest bearing                                              $ 51,449     $ 49,369
   Interest bearing                                                  375,623      335,785
                                                                    --------     --------
      Total deposits                                                 427,072      385,154
Short-term borrowings                                                      0        9,781
Long-term debt                                                        46,142       39,712
Other liabilities                                                      3,112        2,676
                                                                    --------     --------
      Total liabilities                                              476,326      437,323

SHAREHOLDERS' EQUITY
Preferred stock, par value $2.50 per share;
   1,000,000 shares authorized;  0 shares issued and outstanding           0            0
Common stock, par value $2.50 per share;
   10,000,000 shares authorized; 3,318,534 shares issued and
   outstanding on 6/30/06 and 3,160,821 on 12/31/05                    8,296        7,902
Additional paid-in capital                                            25,727       23,035
Retained earnings                                                      7,099        8,204
Accumulated other comprehensive loss                                    (927)        (412)
                                                                    --------     --------
      Total shareholders' equity                                      40,195       38,729
                                                                    --------     --------
      Total liabilities and shareholders' equity                    $516,521     $476,052
                                                                    ========     ========

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
                        Consolidated Statements of Income
                                    Unaudited

                                                            Three months ended    Six months ended
                                                                 June 30,             June 30,
                                                            ------------------   -----------------
(dollars in thousands, except per share data)                 2006     2005        2006      2005
---------------------------------------------                ------   ------     -------   -------
INTEREST INCOME
Loans, including fees                                        $7,115   $5,245     $14,120   $10,389
Investment securities
   Taxable                                                      606      615       1,205     1,214
   Tax-exempt                                                   161      102         299       203
   Dividends                                                     41       17          70        36
Other                                                            26       27          43        29
                                                             ------   ------     -------   -------
      Total interest income                                   7,949    6,006      15,737    11,871

INTEREST EXPENSE
Deposits                                                      3,010    1,714       5,504     3,179
Federal funds purchased and other short-term borrowings          21        6         133        57
Long-term debt                                                  473      416         959       792
                                                             ------   ------     -------   -------
      Total interest expense                                  3,504    2,136       6,596     4,028
                                                             ------   ------     -------   -------
      Net interest income                                     4,445    3,870       9,141     7,843
PROVISION FOR LOAN LOSSES                                       145      175         355       375
                                                             ------   ------     -------   -------
      Net interest income after provision for loan losses     4,300    3,695       8,786     7,468

NONINTEREST INCOME
Trust and investment services fees                              315      315         640       580
Service charges on deposit accounts                             486      396         920       769
Mutual fund, annuity and insurance sales                        391      363         645       646
Income from bank owned life insurance                            64       66         127       131
Other income                                                    160      138         279       251
Gain on sales of mortgages                                       61       76         149       142
Loss on sales of securities                                       0      (86)          0       (86)
                                                             ------   ------     -------   -------
      Total noninterest income                                1,477    1,268       2,760     2,433

NONINTEREST EXPENSE
Personnel                                                     2,140    1,928       4,279     3,762
Occupancy of premises, net                                      348      327         732       651
Furniture and equipment                                         337      314         744       631
Postage, stationery and supplies                                118      143         239       245
Professional and legal                                           79       76         110       141
Marketing and advertising                                       145      177         253       266
Other                                                           675      565       1,406     1,115
                                                             ------   ------     -------   -------
      Total noninterest expense                               3,842    3,530       7,763     6,811
                                                             ------   ------     -------   -------
      Income before income taxes                              1,935    1,433       3,783     3,090

PROVISION FOR INCOME TAXES                                      512      348         999       777
                                                             ------   ------     -------   -------
      Net income                                             $1,423   $1,085     $ 2,784   $ 2,313
                                                             ======   ======     =======   =======
      Net income per share, basic                            $ 0.43   $ 0.33     $  0.84   $  0.70
      Net income per share, diluted                          $ 0.42   $ 0.32     $  0.82   $  0.69
                                                             ======   ======     =======   =======

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                    Unaudited

                                                                  Six months ended
                                                                      June 30,
                                                                -------------------
(dollars in thousands)                                            2006       2005
----------------------                                          --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $  2,784   $  2,313
Adjustments to reconcile net income to net cash provided
   by operations
   Depreciation                                                      593        537
   Provision for loan losses                                         355        375
   Deferred federal income tax expense                                28          0
   Amortization of investment in real estate partnership             242        237
   Income from bank owned life insurance                            (127)      (131)
   Originations of held for sale mortgages                       (11,376)   (10,832)
   Proceeds from sales of held for sale mortgages                 12,301     11,297
   Gain on sales of held for sale mortgages                         (149)      (142)
   Loss on sales of securities                                         0         86
   Gain on sales of foreclosed real estate                             0        (27)
   Stock-based compensation expense                                   25          0
   Increase in accrued interest receivable and other assets         (310)      (451)
   Increase in accrued interest payable and other liabilities        499        324
   Other, net                                                        133        155
                                                                --------   --------
      Net cash provided by operating activities                    4,998      3,741
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available-for-sale
   Purchases                                                      (6,692)   (10,018)
   Maturities and calls                                            6,357      6,703
   Sales                                                               0      3,918
Net decrease in restricted investment in bank stock                  265        365
Net increase in loans made to customers                          (21,790)   (20,709)
Purchases of premises and equipment                                 (561)    (1,484)
Investment in nonconsolidated subsidiary                            (217)         0
Purchase of insurance agency assets                                  (63)       (60)
Proceeds from the sale of premises and equipment                      91          0
Proceeds from sales of foreclosed real estate                          0      1,559
                                                                --------   --------
      Net cash used in investing activities                      (22,610)   (19,726)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits                       28,851     16,731
Net increase in time deposits                                     13,067     10,889
Net decrease in short-term borrowings                             (9,781)   (12,880)
Proceeds from issuance of long-term debt                           7,217     13,500
Repayment of long-term debt                                         (787)      (631)
Dividends paid                                                      (822)      (749)
Issuance of common stock                                               0        186
Cash paid in lieu of fractional shares                                (6)        (6)
                                                                --------   --------
      Net cash provided by financing activities                   37,739     27,040
                                                                --------   --------
      Net increase in cash and cash equivalents                   20,127     11,055
      Cash and cash equivalents at beginning of year              12,085      8,085
                                                                --------   --------
      Cash and cash equivalents at end of period                $ 32,212   $ 19,140
                                                                ========   ========

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
           Consolidated Statements of Changes in Shareholders' Equity
                                    Unaudited

                                                                                     Accumulated
                                                            Additional                  Other
                                                   Common     Paid-in    Retained   Comprehensive
(dollars in thousands, except per share data)       Stock     Capital    Earnings   (Loss) Income    Total
---------------------------------------------      ------   ----------   --------   -------------   -------
For the six months ended June 30, 2006
Balance, December 31, 2005                         $7,902     $23,035    $ 8,204        $(412)      $38,729
Comprehensive income:
   Net income                                                              2,784                      2,784
   Other comprehensive loss, net of tax:
      Unrealized losses on securities, net                                               (515)         (515)
                                                                                                    -------
         Total comprehensive income                                                                   2,269
Cash dividends ($.248 per share, adjusted)                                  (822)                      (822)
5% stock dividend - 157,713 shares at fair value      394       2,667     (3,067)                        (6)
Stock-based compensation                                           25                                    25
                                                   ------     -------    -------        -----       -------
Balance, June 30, 2006                             $8,296     $25,727    $ 7,099        $(927)      $40,195
                                                   ======     =======    =======        =====       =======
For the six months ended June 30, 2005
Balance, December 31, 2004                         $7,481     $20,293    $ 8,034        $ 174       $35,982
Comprehensive income:
   Net income                                                              2,313                      2,313
   Other comprehensive loss, net of tax:
      Unrealized losses on securities, net                                                (89)          (89)
                                                                                                    -------
         Total comprehensive income                                                                   2,224
Cash dividends ($.226 per share, adjusted)                                  (749)                      (749)
5% stock dividend - 149,593 shares at fair value      374       2,513     (2,893)                        (6)
Issuance of common stock -
   12,538 shares under stock option plan               32         154                                   186
                                                   ------     -------    -------        -----       -------
Balance, June 30, 2005                             $7,887     $22,960    $ 6,705        $  85       $37,637
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

The results of operations for the six-month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

Stock dividend and per share computations

All per share computations include the effect of stock dividends distributed through June 30, 2006. The weighted average number of shares of common stock outstanding used for basic and diluted calculations follows.

                 Three months ended   Six months ended
                      June 30,            June 30,
                 ------------------   ----------------
(In thousands)       2006    2005        2006    2005
--------------      -----   -----       -----   ------
Basic               3,319   3,307       3,319   3,304
Diluted             3,395   3,373       3,395   3,372

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

                                            Three months ended   Six months ended
                                                  June 30,            June 30,
                                            ------------------   ----------------
(Dollars in thousands)                          2006    2005        2006    2005
----------------------                         -----   -----       -----   -----
Unrealized holding gains (losses) arising
   during the period                           $(575)  $ 446       $(780)  $(221)
Reclassification adjustment for losses
   (gains) included in income                      0      86           0      86
                                               -----   -----       -----   -----
Net unrealized gains (losses)                   (575)    532        (780)   (135)
Tax effect                                       195    (181)        265      46
                                               -----   -----       -----   -----
Net of tax amount                              $(380)  $ 351       $(515)  $ (89)
                                               =====   =====       =====   =====

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accountings Standards No.109, "Accounting for Income Taxes." Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Corporation is evaluating the impact of this new pronouncement on its consolidated financial statements.

NOTE 3--DEPOSITS

The composition of deposits on June 30, 2006 and December 31, 2005, was as follows:

                              June 30,   December 31,
(Dollars in thousands)          2006         2005
----------------------        --------   ------------
Noninterest bearing demand    $ 51,449     $ 49,369
NOW                             45,928       50,638
Money market                   130,205       97,601
Savings                         20,082       21,205
Time CDs less than $100,000    135,329      125,572
Time CDs $100,000 or more       44,079       40,769
                              --------     --------
Total deposits                $427,072     $385,154
                              ========     ========

NOTE 4--LONG-TERM DEBT

A summary of long-term debt at June 30, 2006 and December 31, 2005 follows:

                                                   June 30,   December 31,
(Dollars in thousands)                               2006         2005
----------------------                             --------   ------------
Obligations of PeoplesBank to FHLBP
   Due 2007, 4.69%, amortizing                          222          439
   Due 2007, 4.68%                                    7,000        7,000
   Due 2009, 3.47%, convertible quarterly after
      December 2006                                   5,000        5,000
   Due 2010, 4.32%                                    6,000        6,000
   Due 2011, 4.30%, amortizing                        4,632        4,757
   Due 2012, 4.25%, amortizing                        2,160        2,319
   Due 2013, 3.46%, amortizing                        3,638        3,869
   Due 2014, 6.43%, convertible quarterly after
      July 2009                                       5,000        5,000
Obligations of Codorus Valley Bancorp, Inc.
   Due 2011, floating rate based on 1 month
      LIBOR plus 1.50%, amortizing                    1,601        1,641
   Due 2034, floating rate based on 3 month
      LIBOR plus 2.02%, callable quarterly after
      December 2009                                   3,093        3,093
   Due 2036, floating rate based on 3 month
      LIBOR plus 1.54%, callable quarterly after
      July 2011                                       7,217            0
                                                    -------      -------
                                                     45,563       39,118
Capital lease obligation                                579          594
                                                    -------      -------
Total long-term debt                                $46,142      $39,712
                                                    =======      =======

PeoplesBank's obligations to FHLBank Pittsburgh are fixed rate and fixed/floating (convertible) rate instruments. The FHLBank Pittsburgh has an option on the convertible borrowings to convert the rate to a floating rate after the expiration of a specified period. The floating rate is based on the LIBOR index plus a spread. If the FHLBank Pittsburgh elects to exercise its conversion option, PeoplesBank may repay the converted loan without a prepayment penalty.

Codorus Valley has three long-term obligations. The first is due 2011 and is secured by a mortgage on the Codorus Valley Corporate Center office building at 105 Leader Heights Road, York, Pennsylvania. The second and third obligations are due 2034 and 2036 and represent the issuance of trust preferred debt securities. Trust preferred debt securities were issued to support planned growth and are included in Tier 1 capital for regulatory capital purposes.

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

Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to year-to-date average assets (leverage ratio). Management believes that Codorus Valley and PeoplesBank were well capitalized on June 30, 2006, based on FDIC capital guidelines.

                                                      MINIMUM
                               ACTUAL           FOR CAPITAL ADEQUACY        WELL CAPITALIZED MINIMUM*
                          ---------------   ---------------------------   ----------------------------
(dollars in thousands)     AMOUNT   RATIO       AMOUNT          RATIO         AMOUNT          RATIO
----------------------    -------   -----   --------------   ----------   --------------   -----------
CODORUS VALLEY BANCORP, INC. (CONSOLIDATED)

   AT JUNE 30, 2006
   Capital ratios:
      Tier 1 risk based   $50,659   12.15%  > or = $16,674   > or = 4.0%        n/a            n/a
      Total risk based     53,584   12.85   > or =  33,348   > or = 8.0         n/a            n/a
      Leverage             50,659   10.25   > or =  19,779   > or = 4.0         n/a            n/a

   AT DECEMBER 31, 2005
   Capital ratios:
      Tier 1 risk based   $41,658   10.61%  > or = $15,699   > or = 4.0%        n/a            n/a
      Total risk based     44,196   11.26   > or =  31,398   > or = 8.0         n/a            n/a
      Leverage             41,658    9.57   > or =  17,420   > or = 4.0         n/a            n/a

PEOPLESBANK, A CODORUS VALLEY COMPANY

   AT JUNE 30, 2006
   Capital ratios:
      Tier 1 risk based   $46,332   11.27%  > or = $16,444   > or = 4.0%  > or = $24,666   > or =  6.0%
      Total risk based     49,257   11.98   > or =  32,889   > or = 8.0   > or =  41,111   > or = 10.0
      Leverage             46,332    9.48   > or =  19,544   > or = 4.0   > or =  24,430   > or =  5.0

   AT DECEMBER 31, 2005
   Capital ratios:
      Tier 1 risk based   $37,201    9.62%  > or = $15,463   > or = 4.0%  > or = $23,194   > or =  6.0%
      Total risk based     39,739   10.28   > or =  30,926   > or = 8.0   > or =  38,657   > or = 10.0
      Leverage             37,201    8.66   > or =  17,184   > or = 4.0   > or =  21,480   > or =  5.0

*    To be well capitalized under prompt corrective action provisions.

NOTE 6--STOCK-BASED COMPENSATION

The Corporation adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payments" (Statement 123R) in the first quarter of 2006, using the "modified prospective method." Statement 123R requires that the fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award. Compensation expense of $13,000 net of $0 tax effect for the three months ended June 30, 2006 and $25,000 net of $0 tax effect for the six months ended June 30, 2006 was included in net income and earnings per share. Comparatively, the impact on net income and earnings per share during 2005 that would have occurred if compensation expense would have been recognized based on the estimated fair value of the options on the date of grant is as follows:

                                                       Three           Six
                                                   months ended    months ended
(Dollars in thousands, except per share data)     June 30, 2005   June 30, 2005
---------------------------------------------     -------------   -------------
Reported net income                                   $1,085         $2,313
Total stock-based employee compensation expense
   determined under fair value based method for
   all awards, net of related tax effects of $0
   and $0                                                (24)           (38)
                                                      ------         ------
Pro forma net income                                  $1,061         $2,275

Reported basic earnings per share                     $  .33         $  .70
Reported diluted earnings per share                   $  .32         $  .69
Pro forma basic earnings per share                    $  .32         $  .69
Pro forma diluted earnings per share                  $  .31         $  .67

The Corporation's equity awards consist of stock options granted under three stock option plans as follows: a 2000 Stock Incentive Plan (2000 Plan), a 1998 Independent Directors Stock Option Plan (1998 Plan) and a 1996 Stock Incentive Plan (1996 Plan). All options available for grant under the 1998 and 1996 Plans have been granted. The 2000 Plan also allows for the granting of stock appreciation rights and restricted stock, none of which have been granted to date at June 30, 2006.

Shares reserved and available for issuance as of June 30, 2006 were 127,975 for the 2000 Plan, 131,908 for the 1998 Plan, and 94,647 for the 1996 Plan. Shares reserved for future issuance under each plan are subject to adjustment in the event of specified changes in the Corporation's capital structure. Options awarded under these plans to date have been granted with an exercise price equal to the fair value of the stock on the grant date, a minimum vesting period of six months and an expiration period of ten years. Upon exercise, the Corporation has historically issued from its authorized, but unissued, common stock to satisfy the options.

The grant-date fair value of options granted in June 2006 was $7.30 and in June 2005, adjusted for stock dividends, was $6.86. The fair value of the options awarded under the Option Plans is estimated on the date of grant using the Black-Scholes valuation model, which is dependent upon certain assumptions as presented below.

                           2006   2005
                           ----   ----
Expected life (in years)   5.25   6.12
Risk-free interest rate    5.19%  3.89%
Expected volatility        46.4%  48.3%
Expected dividend yield     2.7%   2.6%

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

A summary of stock options activity from all Plans, adjusted for stock dividends declared, is shown below.

                                           WEIGHTED AVERAGE   WEIGHTED AVERAGE      AGGREGATE
                                            EXERCISE PRICE       REMAINING       INTRINSIC VALUE
                                 OPTIONS      PER SHARE       CONTRACTUAL TERM        ($000)
                                 -------   ----------------   ----------------   ---------------
Outstanding at January 1, 2006   275,164        $13.68            4.7 years          $1,566
Granted                              500         18.90
                                 -------        ------            ---------          ------
Outstanding at June 30, 2006     275,664        $13.69            4.2 years          $1,567
                                 =======        ======            =========          ======
Exerciseable at June 30, 2006    251,256        $13.29            3.8 years          $1,528
                                 =======        ======            =========          ======

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. No options were exercised to date during 2006. The intrinsic value of options exercised during the first six months of 2005 was $78,000. Cash received from such exercises was $159,000 and the tax benefit recognized was $26,000.

As of June 30, 2006, total unrecognized compensation cost related to nonvested options was $105,000. The cost is expected to be recognized over a weighted average period of 1.6 years.

NOTE 7--CONTINGENT LIABILITIES

Management is not aware of any material contingent liabilities on June 30, 2006.

NOTE 8--GUARANTEES

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the PeoplesBank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $4,975,000 of standby letters of credit on June 30, 2006, compared to $2,777,000 on December 31, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2006 and December 31, 2005, for guarantees under standby letters of credit issued, is not material.

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

CRITICAL ACCOUNTING ESTIMATES:

Disclosure of Codorus Valley's significant accounting policies is included in
Note 1 to the consolidated financial statements of the 2005 Annual Report on Form 10-K for the period ended December 31, 2005. Some of these policies are particularly sensitive, requiring management to make significant judgments, estimates and assumptions. Additional information is contained in Management's Discussion and Analysis for the most sensitive of these issues, including the provision and allowance for loan losses, located on pages 15 and 17 of this Form 10-Q.

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

The Corporation changed its method of accounting for stock-based compensation in 2006, in accordance with Financial Accounting Statement No. 123(R), which is described in Note 6 - Stock-Based Compensation of this report. Based on stock options outstanding on June 30, 2006, approximately $105,000 will be expensed over the weighted average period of 1.6 years.

Management discussed the development and selection of critical accounting estimates and related Management Discussion and Analysis disclosure with the Audit Committee. There were no material changes made to the critical accounting estimates during the periods presented within this report.

THREE MONTHS ENDED JUNE 30, 2006,
COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

OVERVIEW

Net income for the three-month period ended June 30, 2006, was $1,423,000 or $.43 per share ($.42 diluted), compared to $1,085,000 or $.33 per share ($.32 diluted), for the same period of 2005. The $338,000 or 31 percent increase in net income was the result of increases in net interest income and noninterest income, which more than offset an increase in noninterest expense. The $575,000 or 15 percent increase in net interest income was primarily the result of increases in the volume of business and consumer loans. An increase in yield on floating rate business loans, the result of rising short-term market interest rates, also contributed. The $209,000 or 16.5 percent increase in noninterest income was primarily attributable to an increase in service charges on deposit accounts and a nonrecurring gain of $45,000 from the sale of land. Prior period noninterest income included an infrequent $86,000 loss on the sale of available-for-sale securities. The $312,000 or 9 percent increase in noninterest expense was primarily attributable to increases in personnel and other expense. Current period personnel expense reflected the planned addition of key sales and support staff, increased health insurance premiums and normal merit increases. The increase in other expense reflected increases in various expenses including real estate appraisal fees, problem loan carrying costs and employee training.

NET INTEREST INCOME

Net interest income for the three-month period ended June 30, 2006, was $4,445,000, an increase of $575,000 or 15 percent above the same period in 2005. The increase in net interest income was primarily the result of increases in the volume of business and consumer loans. An increase in yield on floating rate business loans, the result of rising short-term market interest rates, also contributed. Earning assets averaged $456 million and yielded 7.09 percent (tax equivalent basis) for the second quarter of 2006, compared to $389 million and
6.05 percent, respectively, for the second quarter of 2005.

Rising short-term market interest rates and competitive pricing pressures increased funding costs during the current period. Interest bearing liabilities averaged $405 million at an average rate of 3.47 percent for the second quarter of 2006, compared to $342 million and 2.50 percent, respectively, for the second quarter of 2005. The $63 million or 18 percent increase in the average volume of interest bearing liabilities occurred primarily in money market deposits and floating rate CDs. In June 2006, the corporation issued $7.2 million in trust preferred debt to raise capital to support future corporate growth. This transaction is described within the short-term borrowings and long-term debt section of this report.

The net interest margin, on a tax equivalent basis, was 4.01 percent for the second quarter of 2006, compared to 4.05 percent for the same period in 2005.

PROVISION FOR LOAN LOSSES

A $145,000 provision expense for loan losses was recorded for the three-month period ended June 30, 2006, compared to $175,000 for the same period in 2005. The current period provision was based on management's assessment of overall credit quality and macro-economic factors such as rising energy costs and interest rates, which might portend debt service problems for some of our borrowers.

NONINTEREST INCOME

Total noninterest income for the current three-month period was $1,477,000, an increase of $209,000 or 16.5 percent above the second quarter of 2005. The increase was primarily attributable to a $90,000 increase in service charges on deposit accounts, which resulted from an increase in transaction volumes and business growth. A nonrecurring gain of $45,000 from the sale of two small parcels of land to the local township for a road throughway also contributed to the increase in noninterest income for the second quarter of 2006. The prior period included an infrequent $86,000 loss on the sale of available-for-sale securities as part of an "investment swap". The swap entailed selling low yielding investments at a loss and replacing them with higher yielding investments, which increased portfolio yield and interest income.

NONINTEREST EXPENSE

Total noninterest expense for the current three-month period was $3,842,000, an increase of $312,000 or 9 percent above the second quarter of 2005. The increase was attributable primarily to a $212,000 or 11 percent increase in personnel expense, which reflected the planned addition of key sales and support staff, increased health insurance premiums and normal merit increases. Other expense increased $110,000 or 19.5 percent due in part to increases in real estate appraisal fees, problem loan carrying costs, employee training, work related seminars and normal business growth.

INCOME TAXES

The provision for federal income tax was $512,000 for the second quarter of 2006, compared to $348,000 for 2005. The $164,000 or 47 percent increase in the tax provision was primarily the result of a 35 percent increase in pretax income. Codorus Valley's effective federal income tax rate was approximately 26 percent, compared to a marginal tax rate of 34 percent.

SIX MONTHS ENDED JUNE 30, 2006,
COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

INCOME STATEMENT ANALYSIS

OVERVIEW

Net income for the six-month period ended June 30, 2006, was $2,784,000 or $.84 per share ($.82 diluted), compared to $2,313,000 or $.70 per share ($.69 diluted), for the same period of 2005. The $471,000 or 20 percent increase in net income was the result of increases in net interest income and noninterest income, which more than offset an increase in noninterest expense. The $1,298,000 or 16.5 percent increase in net interest income was attributable to an increase in interest income and fees from a larger volume of business and consumer loans, and higher yields on floating rate business loans. The net interest margin was approximately 4.17 percent for both periods. The $327,000 or 13 percent increase in noninterest income was attributable primarily to increases in service charges on deposit accounts and trust fees. The $952,000 or 14 percent increase in noninterest expense was attributable to increases in personnel, furniture and equipment, and occupancy expenses associated in part with corporate expansion in the prior year, and normal business growth.

Net income as a percentage of average shareholder's equity (return on equity or ROE), was 13.98 percent for the first six months (annualized) of 2006, compared to 12.54 percent for the same period of 2005. Net income as a percentage of average total assets (return on assets or ROA), was 1.14 percent for 2006, compared to 1.10 percent for the same period of 2005. The efficiency ratio (noninterest expense as a percentage of net operating revenue) for the current period was 63.8 percent, compared to 64.6 percent for the first six months of 2005.

Total assets of the Corporation on June 30, 2006, were approximately $517 million, an increase of $41 million or 8.5 percent above December 31, 2005. Asset growth occurred primarily in business and consumer loans, which were funded primarily by growth in money market and CD deposits.

On June 30, 2006, nonperforming assets as a percentage of total loans and net foreclosed real estate were 1.44 percent, compared to 0.18 percent for June 30, 2005. Information regarding nonperforming assets is provided in the Risk Management section of this report, including Table 3--Nonperforming Assets. Based on a recent evaluation of probable loan losses and the current loan portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on June 30, 2006. An analysis of the allowance is provided in Table 4--Analysis of Allowance for Loan Losses.

Throughout the current period Codorus Valley maintained a capital level well above minimum regulatory quantitative requirements. Currently, there are three federal regulatory definitions of capital that take the form of minimum ratios.
Note 5--Regulatory Matters, shows that the Corporation and PeoplesBank were well capitalized on June 30, 2006.

A more detailed analysis of the factors and trends affecting corporate earnings follows.

NET INTEREST INCOME

Net interest income for the six-month period ended June 30, 2006, was $9,141,000, an increase of $1,298,000 or 16.5 percent above the same period in 2005. Earning assets averaged $451 million and yielded 7.12 percent (tax equivalent) for 2006, compared to $385 million and 6.29 percent, respectively, for 2005. The $67 million or 17 percent increase in average earning assets occurred primarily in business loans and secondarily in consumer installment loans. The average portfolio balance of investment securities for the current period was $70 million compared to $73 million for 2005; however, the yield for the current six-month period averaged 4.91 percent (tax equivalent) or 62 basis points above 2005. Interest bearing liabilities averaged $400 million at an average rate of 3.33 percent for 2006, compared to $339 million and 2.40 percent, respectively, for 2005. The $61 million or 18 percent increase in the average balance of interest bearing liabilities occurred primarily in money market deposits and floating rate CDs. Deposit growth was favorably impacted by the introduction of new money market products and the addition of two financial centers in March 2005. Net interest margin, ie., net interest income (tax equivalent) as a percentage of average earning assets, was approximately 4.17 percent for both six-month periods ended June 30, 2006 and 2005. In the period ahead, management expects that growth in net interest income will be constrained as a result of higher funding costs and a relatively flat US treasury yield curve environment. Funding costs are expected to increase in response to changes in deposit mix, the level of short-term market interest rates and competition.

PROVISION FOR LOAN LOSSES

A $355,000 provision expense for loan losses was recorded for the six-month period ended June 30, 2006, compared to $375,000 for the same period in 2005. The current period provision was based on management's assessment of overall credit quality, loan growth and macro-economic factors such as rising energy costs and interest rates. Information regarding nonperforming assets and the allowance for loan losses can be found within those sections of this report.

NONINTEREST INCOME

The following table presents the components of total noninterest income for the six-month period ended June 30, 2006, compared to the same period for 2005.

Table 1 - Noninterest income

                                           Six months ended          Change
                                               June 30,       Increase (Decrease)
                                           ----------------   -------------------
(dollars in thousands)                       2006     2005          $      %
----------------------                      ------   ------       ----   ----
Trust and investment services fees          $  640   $  580       $ 60     10%
Service charges on deposit accounts            920      769        151     20
Mutual fund, annuity and insurance sales       645      646         (1)    (0)
Income from bank owned life insurance          127      131         (4)    (3)
Other income                                   279      251         28     11
Gain on sales of mortgages                     149      142          7      5
Loss on sales of securities                      0      (86)        86   (100)
                                            ------   ------       ----   ----
   Total noninterest income                 $2,760   $2,433       $327     13%
                                            ======   ======       ====   ====

The discussion that follows addresses changes within selected categories of noninterest income.

Trust and investment services fees--For the first six-months of 2006, trust fees increased $60,000 or 10 percent above 2005 due primarily to business growth.

Service charges on deposit accounts--For the first six-months of 2006, service charges on deposits increased $151,000 or 20 percent above 2005 due to an increase in the volume of transactions and account growth. Check card (debit card) and automated teller machine (ATM) commissions, and overdraft fees continued to trend up in response to increased customer usage of check cards.

Other income--The other income category is comprised of many individual fees. For the first six-months of 2006, other income increased $28,000 or 11 percent, due primarily to the recognition of a nonrecurring gain of $45,000 from the sale of two small parcels of land to the local township for a road throughway.

Gain on sales of mortgages--For the first six-months of 2006, gains from the sale of mortgages were slightly above the prior year due to a larger volume of sales. If market interest rates continue to rise in the period ahead it is likely to slow down the housing market and adversely affect mortgage banking operations.

Loss on sales of securities--For 2005, an infrequent loss of $86,000 was recognized from the sale of securities available-for-sale in connection with an "investment swap." The swap entailed selling low yielding investments at a loss and replacing them with higher yielding investments, which increased portfolio yield and interest income. There was no comparable transaction in 2006.

NONINTEREST EXPENSE

The following table presents the components of total noninterest expense for the six-month period ended June 30, 2006, compared to the same period for 2005.

Table 2 - Noninterest expense

                                   Six months ended          Change
                                       June 30,       Increase (Decrease)
                                   ----------------   -------------------
(dollars in thousands)               2006     2005          $      %
--------------------------------    ------   ------       -----   ---
Personnel                           $4,279   $3,762       $ 517    14%
Occupancy of premises, net             732      651          81    12
Furniture and equipment                744      631         113    18
Postage, stationery and supplies       239      245          (6)   (2)
Professional and legal                 110      141         (31)  (22)
Marketing and advertising              253      266         (13)   (5)
Other                                1,406    1,115         291    26
                                    ------   ------       -----   ---
   Total noninterest expense        $7,763   $6,811       $ 952    14%
                                    ======   ======       =====   ===

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel--For the first six-months of 2006, personnel expense, comprised of wages, payroll taxes and employee benefits, increased $517,000 or 14 percent above 2005 due to: planned staff additions, including financial center expansion in the prior year; increased health insurance premiums; and normal merit increases.

Occupancy of premises, net--For the first six months of 2006, occupancy of premises expense increased $81,000 or 12 percent above 2005 due to financial center expansion and renovation in the prior period, and higher utility expenses.

Furniture and equipment--For the first six-months of 2006, furniture and equipment expense increased $113,000 or 18 percent above 2005 due in part to financial center expansion and renovation in the prior period. Current period expense was also impacted by the timing of ATM maintenance contracts and the bulk replacement of personal computers.

Professional and legal--For the first six-months of 2006, professional and legal expense decreased $31,000 or 22 percent below 2005 due to the settlement of two lawsuits arising from routine bank business. During 2006, one of the aforementioned lawsuits resulted in a $32,000 reimbursement to PeoplesBank for legal expenses that it incurred in a prior period.

Marketing and advertising--For the first six months of 2006, marketing and advertising expense decreased slightly from 2005. The prior period included expense associated with a branding initiative for PeoplesBank as well as costs to promote the addition of two financial centers. During the current period, PeoplesBank increased product promotions, particularly for deposit products.

Other-- The other expense category is comprised of many individual expenses. For the first six months of 2006, other expense increased $291,000 or 26 percent above 2005. The increase was due in part to increases in problem asset carrying costs (the current period reflected a larger portfolio of nonaccrual loans, the prior period included a $29,000 gain from the sale of collateral), and ATM/point-of-sale processing expense (transaction volume), among others. Normal business growth also contributed to the increase in other expense.

INCOME TAXES

The provision for federal income tax was $999,000 for the current six-month period, compared to $777,000 for the same period in 2005. The $222,000 or 29 percent increase in the tax provision was primarily the result of a 22 percent increase in pretax income. Income tax for both periods was reduced by the recognition of tax credits from investments in low income housing partnerships. For the current period, tax credits totaled $185,000, compared to $193,000 for the first six months of 2005. Codorus Valley's effective federal income tax rate was approximately 26 percent, compared to a marginal tax rate of 34 percent.

BALANCE SHEET REVIEW

LOANS

On June 30, 2006, loans were approximately $390 million, an increase of $22 million or 6 percent above year-end 2005. The increase was primarily attributable to an increase in business loans and to a lesser degree consumer loans. The year-to-date average yield (tax-equivalent basis) on loans was 7.12 percent for June 30, 2006, compared to 6.29 percent for the first six months of 2005.

DEPOSITS

On June 30, 2006, total deposits were approximately $427 million, an increase of $42 million or 11 percent above year-end 2005. The increase in deposits, which reflected the continuation of a long trend of successful sales efforts, occurred primarily within the money market and CD categories, as shown in Note 3--Deposits of this report. The increase in money market deposits was partially the result of new money market products, which were priced competitively and heavily promoted. CD growth occurred in variable rate CD's, which re-price weekly based on the one year US Treasury bond rate. The trend of rising short-term interest rates, since July 2004, was a factor in overall deposit growth and product selection by bank customers. The increase in deposits was also attributable in part to the addition of two financial centers in March of 2005. The year-to-date average rate paid on interest-bearing deposits was 3.13 percent for June 30, 2006, compared to 2.13 percent for the first six months of 2005.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT

On June 30, 2006, there were no short-term borrowings, compared to $10 million outstanding at year-end 2005. Deposit growth during the current period provided funds to repay short-term borrowings. On June 30, 2006, long-term debt was $46 million, compared to $40 million for year-end 2005. During June, Codorus Valley issued $7.2 million in trust preferred debt securities to support planned corporate growth. This obligation has a 30-year maturity, but is callable at quarterly intervals after the fifth year. The interest rate is variable tied to the 3-month LIBOR rate plus 154 basis points. A listing of outstanding long-term debt instruments is provided in Note 4--Long-term Debt of this report. Generally, funds for the payment of long-term debt come from operations and refinancings.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

Shareholders' equity or capital, as a source of funds, enables Codorus Valley to maintain asset growth and absorb losses. Total shareholders' equity was approximately $40.2 million on June 30, 2006, an increase of $1.5 million or 4 percent above December 31, 2005. The increase was caused primarily by an increase in retained earnings from profitable operations.

On July 11, 2006, the Board of Directors declared a quarterly cash dividend of $.13 per common share, payable on or before August 8, 2006, to shareholders of record July 25, 2006. This follows $.13 per share ($.124 adjusted) cash dividends paid in May and February. The Board also distributed a 5 percent stock dividend in June, which resulted in the issuance of 157,713 common shares.

On October 14, 2004, the Corporation issued a press release, which was filed on Form 8-K, announcing that the Board of Directors authorized the purchase, in open market and privately negotiated transactions, of up to 4.9 percent or approximately 146,000 shares of its then outstanding common stock.As of June 30, 2006, the Corporation had not acquired any of its common stock under the authorization reported in October 2004.

As described under the caption, short-term borrowings and long-term debt, Codorus Valley issued $7.2 million in trust preferred debt securities in June 2006 to support planned growth. The interest expense on trust preferred debt is tax deductible, while the amount borrowed is included in Tier 1 capital, subject to regulatory limitations, for regulatory capital purposes.

Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 5--Regulatory Matters, to the financial statements. Management believes that Codorus Valley and PeoplesBank were well capitalized on June 30, 2006, based on FDIC capital guidelines.

RISK MANAGEMENT

NONPERFORMING ASSETS

Table 3--Nonperforming Assets, provides a summary of nonperforming assets and related ratios. The paragraphs below provide information for selected categories for June 30, 2006, compared to December 31, 2005.

Table 3-Nonperforming Assets

                                                    June 30,   December 31,
(dollars in thousands)                                2006         2005
----------------------                              --------   ------------
Nonaccrual loans                                     $5,578       $1,034
Accruing loans that are contractually past due
   90 days or more as to principal or interest           21            0
Foreclosed real estate, net of allowance                  6            7
                                                     ------       ------
   Total nonperforming assets                        $5,605       $1,041
                                                     ======       ======

Ratios:

Nonaccrual loans as a % of total period-end loans      1.43%        0.28%

Nonperforming assets as a % of total period-end
   loans and net foreclosed real estate                1.44%        0.28%

Nonperforming assets as a % of total period-end
   stockholders' equity                               13.94%        2.69%

Allowance for loan losses as a multiple of
   nonaccrual loans                                     0.5x         2.5x

On June 30, 2006, nonaccrual loans consisted of collateralized business and mortgage loans, and consumer loans. The Corporation recognizes interest income on a cash basis for nonaccrual loans. On June 30, 2006, the $4,544,000 increase in nonaccrual loans was primarily attributable to the addition of three unrelated business loans in the amounts of $2,624,000, $686,000 and $533,000. The $2,624,000 loan, which has matured, has been making interest payments and management believes that the net realizable value of the real estate collateral, based on a recent independent appraisal, along with personal guarantees is adequate to ensure the ultimate recovery of interest and principal in full. In management's judgment the net realizable value of the real estate collateral for the $686,000 loan is insufficient. Accordingly, management established a $206,000 loss allowance for this account. The $533,000 loan appears to be adequately collateralized based on a 2003 appraisal. Management plans to have the property reappraised in the third quarter and will establish a loss allowance, if necessary, based on the appraisal value less costs to sell. On June 30, 2006, the nonaccrual loan portfolio was comprised of 22 unrelated accounts ranging in size from $12,000 to $2,624,000. Collection efforts including modification of contractual terms for individual accounts, based on prevailing market conditions, and liquidation of collateral assets are being employed to maximize recovery.

The level of loans contractually past due 90 days or more as to principal or interest was insignificant for June 30, 2006 and December 31, 2005.

ALLOWANCE FOR LOAN LOSSES

Table 4--Analysis of Allowance for Loan Losses, shows the allowance was $2,925,000 or .75 percent of total loans on June 30, 2006, compared to $2,207,000 or .69 percent of total loans, respectively, on June 30, 2005. The $718,000 or 32.5 percent increase in the allowance was based on management's estimate to bring the allowance to a level reflective of risk in the portfolio, loan growth, and macro-economic factors such as rising energy costs and interest rates. Based on a recent evaluation of potential loan losses in the current portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on June 30, 2006.

Table 4-Analysis of Allowance for Loan Losses

(dollars in thousands)                           2006     2005
----------------------                          ------   ------
Balance-January 1,                              $2,538   $1,865

Provision charged to operating expense             355      375

Loans charged off:
   Commercial                                       10       34
   Real estate-mortgage                              0        9
   Consumer                                         20       47
                                                ------   ------
      Total loans charged off                       30       90

Recoveries:
   Commercial                                       34       41
   Real estate-mortgage                              2        1
   Consumer                                         26       15
      Total recoveries                              62       57
                                                ------   ------

      Net (recoveries) charge-offs                 (32)      33
                                                ------   ------
Balance-June 30,                                $2,925   $2,207
                                                ------   ------

Ratios:

Net annualized (recoveries) charge-offs
   to average total loans                        -0.02%    0.02%
Allowance for loan losses to total loans
   at period-end                                  0.75%    0.69%
Allowance for loan losses to nonaccrual loans
   and loans past due 90 days or more             52.2%   406.4%

LIQUIDITY

Codorus Valley's loan-to-deposit ratio, which is used as a broad measure of liquidity, was approximately 91.3 percent on June 30, 2006, compared to 95.6 percent on December 31, 2005. Liquidity for both periods was adequate based on availability from many sources, including the potential liquidation of a $58 million portfolio of available-for-sale securities, valued at June 30, 2006. Another important source of liquidity for PeoplesBank is available credit from the FHLBank Pittsburgh. On March 31, 2006, the latest available date, available funding from the FHLBank Pittsburgh was approximately $80 million. The successful promotion of deposit products and the addition of two financial centers in March 2005 have increased liquidity in the form of deposit growth. The issuance of $7.2 million in trust preferred debt securities by Codorus Valley in June 2006 also provided liquidity.

Off-Balance Sheet Arrangements

Codorus Valley's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments of existing loans, and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on June 30, 2006, totaled $125,553,000 and consisted of $79,274,000 in unfunded commitments of existing loans, $41,304,000 to grant new loans and $4,975,000 in letters of credit. Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon. Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore do not present a significant liquidity risk to Codorus Valley.

Contractual Obligations

Codorus Valley has various long-term contractual obligations outstanding at June 30, 2006, including long-term debt, time deposits and obligations under capital and operating leases, which were reported in Table 13 of the Annual Report on Form 10-K for the year ended 2005. A comparative schedule of deposits, which includes time deposits, is provided in Note 3 of this Form 10-Q report. A comparative schedule of long-term debt is provided in Note 4.

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

Codorus Valley performed a simulation on its balance sheet for June 30, 2006 and December 31, 2005. The results of the point-in-time analyses are shown in Table 3--Interest Rate Sensitivity. The most likely scenario for June 30, 2006, assumes that short-term interest rates will increase 25-basis points (August
2006) and then decrease 25-basis points (May 2007) during the 12-month simulation period. Continued growth in interest rate sensitive liabilities, principally floating rate CDs and money market funds have gradually shifted the balance sheet to a liability sensitive position. Liability sensitivity means that deposits and debt will reprice to a greater and faster degree than the loans and investments that they fund. This suggests that earnings may increase if market interest rates decrease. Conversely, earnings may decrease if short-term market interest rates, which have been influenced by the Federal Reserve Bank, continue to trend upward. Under the low rate scenario (down 200 basis points) for both periods, management presumed that trust preferred investment securities, which are callable at a premium, would be called and would result in a one time increase in interest income to the Corporation. A detailed discussion of market interest rate risk is provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

Table 5-Interest Rate Sensitivity

                                               Change in
   Forecasted     Change in interest rates     net income
 interest rate      ramped over 12 months    -------------
    scenario           (basis points)        $000's     %
---------------   ------------------------   ------   ----
                      AT JUNE 30, 2006
  Most likely           +25 then -25          (126)   (2.6)
      High                  +200              (172)   (3.5)
Flat (baseline)               0                  0     0.0
      Low                   -200               225     4.6

                    AT DECEMBER 31, 2005
  Most likely                +50                (1)    0.0
      High                  +200                 2     0.0
Flat (baseline)               0                  0     0.0
      Low                   -200                39     0.7

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the section entitled "Market risk management" within Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations on page 23 of this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Codorus Valley maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2006, the chief executive and chief financial officers of Codorus Valley concluded that Codorus Valley's disclosure controls and procedures were adequate.

Codorus Valley made no changes in its internal controls or in other factors that has materially affected, or is reasonably likely to materially affect the Corporation's internal control over financial reporting, as evaluated by the chief executive and chief financial officers.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Codorus Valley made no sales or repurchases of equity securities during the quarter ended June 30, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) An annual meeting of shareholders was held on May 16, 2006, at 9:00 am, Codorus Valley Corporate Center, 105 Leader Heights Road, York, Pennsylvania 17403.

(b), (c) Two directors were re-elected at the May 16, 2006, meeting. Votes were as follows:

                                              Votes
                       Term      Votes     Against or
Re-elected           Expires      For      Withheld*
----------           -------   ---------   ---------
Class A:
   Rodney L. Krebs     2009    2,488,157     146,245
   Dallas L. Smith     2009    2,418,951     139,856

*    Includes broker nonvotes

Directors whose term continued after the meeting:

                               Term Expires
                               ------------
Class B:
   M. Carol Druck**                2007
   Donald H. Warner                2007
   Michael L. Waugh                2007

Class C:
   D. Reed Anderson, Esquire       2008
   MacGregor S. Jones              2008
   Larry J. Miller                 2008

** On June 27, 2006, M. Carol Druck resigned as Director of Codorus Valley Bancorp, Inc. and PeoplesBank due to relocation and retirement. This event was reported on a Current Report/Form 8-K and filed with the Commission on June 28, 2006.

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

10.16     Amended and Restated Declaration of Trust of CVB Statutory Trust No.
          2, dated June 28, 2006. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the Commission on June 30, 2006.)

10.17     Indenture, dated as of June 28, 2006 between Codorus Valley Bancorp,
          Inc., as issuer, and the trustee named therein, relating to the Junior
          Subordinated Debt Securities due 2036. (Incorporated by reference to
          Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the Commission on June 30, 2006.)

10.18     Guarantee Agreement, dated June 28, 2006, between Codorus Valley
          Bancorp, Inc. and the guarantee trustee named therein. (Incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed with the Commission on June 30, 2006.)

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


August 8, 2006                          /s/ Larry J. Miller
Date                                    ----------------------------------------
                                        Larry J. Miller
                                        President & CEO
                                        (Principal executive officer)


August 8, 2006                          /s/ Jann A. Weaver
Date                                    ----------------------------------------
                                        Jann A. Weaver
                                        Treasurer & Assistant Secretary
                                        (Principal financial and accounting
                                        officer)