Form 10-Q
period 2006-09-30
CODORUS VALLEY BANCORP INC
filed 2006-11-13
CIK 806279

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On October 24, 2006, 3,499,833 shares of common stock, par value $2.50, were outstanding, which includes the effect of the 5 percent stock dividend declared October 10, 2006.

                          Codorus Valley Bancorp, Inc.
                                 FORM 10-Q INDEX

                                                                          Page #
                                                                          ------
PART I - FINANCIAL INFORMATION

Item 1.  Financial statements:
            Consolidated balance sheets                                      3
            Consolidated statements of income                                4
            Consolidated statements of cash flows                            5
            Consolidated statements of changes in shareholders' equity       6
            Notes to consolidated financial statements                       7

Item 2.  Management's discussion and analysis of financial condition
         and results of operations                                          13

Item 3.  Quantitative and qualitative disclosures about market risk         26

Item 4.  Controls and procedures                                            26

PART II - OTHER INFORMATION

Item 1.  Legal proceedings                                                  26

Item 1A. Risk factors                                                       26

Item 2.  Unregistered sales of equity securities and use of proceeds        27

Item 3.  Defaults upon senior securities                                    27

Item 4.  Submission of matters to a vote of security holders                27

Item 5.  Other information                                                  27

Item 6.  Exhibits                                                           27

SIGNATURES                                                                  30

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          Codorus Valley Bancorp, Inc.
                           Consolidated Balance Sheets

                                                       Unaudited
                                                     September 30,   December 31,
(dollars in thousands, except per share data)             2006           2005
                                                     -------------   ------------
ASSETS
Interest bearing deposits with banks                    $    156       $    126
Cash and due from banks                                   12,633         11,959
Federal funds sold                                        13,181              0
                                                        --------       --------
      Total cash and cash equivalents                     25,970         12,085
Securities available-for-sale                             64,206         58,111
Securities held-to-maturity (fair value $9,547 for
   2006 and $9,686 for 2005)                               9,097          9,101
Restricted investment in bank stock, at cost               1,962          2,452
Loans held for sale                                        1,616          1,522
Loans (net of deferred fees of $489 in 2006 and
   $537 in 2005)                                         397,033        368,109
Less-allowance for loan losses                            (2,969)        (2,538)
                                                        --------       --------
      Net loans                                          394,064        365,571
Premises and equipment, net                               10,703         10,962
Other assets                                              16,779         16,248
                                                        --------       --------
      Total assets                                      $524,397       $476,052
                                                        ========       ========
LIABILITIES
Deposits
   Noninterest bearing                                  $ 49,511       $ 49,369
   Interest bearing                                      383,909        335,785
                                                        --------       --------
      Total deposits                                     433,420        385,154
Short-term borrowings                                          0          9,781
Long-term debt                                            45,743         39,712
Other liabilities                                          3,106          2,676
                                                        --------       --------
      Total liabilities                                  482,269        437,323
SHAREHOLDERS' EQUITY
Preferred stock, par value $2.50 per share;
   1,000,000 shares authorized; 0 shares issued
   and outstanding                                             0              0
Common stock, par value $2.50 per share;
   10,000,000 shares authorized; 3,499,833 shares
   issued and outstanding on 9/30/06 and 3,160,821
   on 12/31/05                                             8,750          7,902
Additional paid-in capital                                28,796         23,035
Retained earnings                                          4,752          8,204
Accumulated other comprehensive loss                        (170)          (412)
                                                        --------       --------
      Total shareholders' equity                          42,128         38,729
                                                        --------       --------
      Total liabilities and shareholders' equity        $524,397       $476,052
                                                        ========       ========

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
                        Consolidated Statements of Income
                                    Unaudited

                                                Three months ended    Nine months ended
                                                   September 30,        September 30,
                                                ------------------   ------------------
(dollars in thousands, except per share data)      2006     2005       2006      2005
                                                  ------   -------   -------   --------
INTEREST INCOME
Loans, including fees                             $7,614   $5,748    $21,734   $ 16,137
Investment securities
   Taxable                                           613      627      1,818      1,841
   Tax-exempt                                        195      118        494        321
   Dividends                                          31       15        101         51
Other                                                205       35        248         64
                                                  ------   -------   -------   --------
      Total interest income                        8,658    6,543     24,395     18,414
INTEREST EXPENSE
Deposits                                           3,511    1,903      9,015      5,082
Federal funds purchased and other short-term
   borrowings                                          0        5        133         62
Long-term debt                                       612      478      1,571      1,270
                                                  ------   -------   -------   --------
      Total interest expense                       4,123    2,386     10,719      6,414
                                                  ------   -------   -------   --------
      Net interest income                          4,535    4,157     13,676     12,000
PROVISION FOR LOAN LOSSES                            145      150        500        525
                                                  ------   -------   -------   --------
      Net interest income after provision for
         loan losses                               4,390    4,007     13,176     11,475
NONINTEREST INCOME
Trust and investment services fees                   299      276        939        856
Service charges on deposit accounts                  480      424      1,400      1,193
Mutual fund, annuity and insurance sales             278      252        923        898
Income from bank owned life insurance                 70       70        197        201
Other income                                         110      136        389        387
Gain on sales of mortgages                            61      136        210        278
Loss on sales of securities                            0        0          0        (86)
                                                  ------   -------   -------   --------
      Total noninterest income                     1,298    1,294      4,058      3,727
NONINTEREST EXPENSE
Personnel                                          2,208    2,016      6,487      5,778
Occupancy of premises, net                           321      340      1,053        991
Furniture and equipment                              299      307      1,043        938
Postage, stationery and supplies                      79      119        318        364
Professional and legal                               104       97        214        238
Marketing and advertising                            138      161        391        427
Other                                                631      527      2,037      1,642
                                                  ------   -------   -------   --------
      Total noninterest expense                    3,780    3,567     11,543     10,378
                                                  ------   -------   -------   --------
      Income before income taxes                   1,908    1,734      5,691      4,824
PROVISION FOR INCOME TAXES                           501      451      1,500      1,228
                                                  ------   -------   -------   --------
      Net income                                  $1,407   $1,283    $ 4,191   $  3,596
                                                  ======   =======   =======   ========
      Net income per share, basic                 $ 0.40   $ 0.37    $  1.20   $   1.04
      Net income per share, diluted               $ 0.39   $ 0.36    $  1.18   $   1.02
                                                  ======   =======   =======   ========

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                    Unaudited

                                                                 Nine months ended
                                                                   September 30,
                                                                -------------------
(dollars in thousands)                                            2006       2005
                                                                --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $  4,191   $  3,596
Adjustments to reconcile net income to net cash provided by
   operations
   Depreciation                                                      882        825
   Provision for loan losses                                         500        525
   Provision for losses on foreclosed real estate                      0         17
   Deferred federal income tax expense                                28          0
   Amortization of investment in real estate partnership             363        354
   Income from bank owned life insurance                            (197)      (201)
   Originations of held for sale mortgages                       (16,546)   (21,831)
   Proceeds from sales of held for sale mortgages                 16,662     21,966
   Gain on sales of held for sale mortgages                         (210)      (278)
   Loss on sales of securities                                         0         86
   Gain on sales of foreclosed real estate                             0       (148)
   Gain on sales of fixed assets                                     (43)        (3)
   Stock-based compensation expense                                   39          0
   Increase in accrued interest receivable and other assets         (657)      (330)
   Increase in accrued interest payable and other liabilities        493         78
   Other, net                                                        202        228
                                                                --------   --------
      Net cash provided by operating activities                    5,707      4,884
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available-for-sale
   Purchases                                                     (15,187)   (13,862)
   Maturities and calls                                            9,339     11,003
   Sales                                                               0      3,918
Net decrease in restricted investment in bank stock                  490        104
Net increase in loans made to customers                          (29,040)   (38,295)
Purchases of premises and equipment                                 (635)    (1,810)
Investment in real estate partnership                                  0       (420)
Investment in nonconsolidated subsidiary                            (217)         0
Investment in life insurance                                          (7)        (7)
Purchase of insurance agency assets                                  (63)       (60)
Proceeds from the sale of premises and equipment                      55          0
Proceeds from sales of foreclosed real estate                          0      1,680
                                                                --------   --------
      Net cash used in investing activities                      (35,265)   (37,749)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits                       25,211     22,835
Net increase in time deposits                                     23,055     16,998
Net decrease in short-term borrowings                             (9,781)   (12,337)
Proceeds from issuance of long-term debt                           7,217     13,500
Repayment of long-term debt                                       (1,186)    (1,014)
Dividends paid                                                    (1,254)    (1,143)
Issuance of common stock                                             187        225
Cash paid in lieu of fractional shares                                (6)        (6)
                                                                --------   --------
      Net cash provided by financing activities                   43,443     39,058
                                                                --------   --------
      Net increase in cash and cash equivalents                   13,885      6,193
      Cash and cash equivalents at beginning of year              12,085      8,085
                                                                --------   --------
      Cash and cash equivalents at end of period                $ 25,970   $ 14,278
                                                                ========   ========

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
           Consolidated Statements of Changes in Shareholders' Equity
                                    Unaudited

                                                                                      Accumulated
                                                            Additional                   Other
                                                   Common     Paid-in    Retained    Comprehensive
(dollars in thousands, except per share data)       Stock     Capital    Earnings    (Loss) Income    Total
                                                   ------   ----------   --------   --------------   -------
For the nine months ended Setpember 30, 2006
Balance, December 31, 2005                         $7,902     $23,035    $ 8,204        $(412)       $38,729
Comprehensive income:
   Net income                                                              4,191                       4,191
   Other comprehensive income, net of tax:
      Unrealized gains on securities, net                                                 242            242
                                                                                                     -------
         Total comprehensive income                                                                    4,433
Cash dividends ($.36 per share, adjusted)                                 (1,254)                     (1,254)
(2) 5% stock dividends - 324,372 shares at
   fair value                                         811       5,572     (6,389)                         (6)
Stock-based compensation                                           39                                     39
Issuance of common stock -
   14,640 shares under stock option plan               37         150                                    187
                                                   ------     -------    -------        -----        -------
Balance, September 30, 2006                        $8,750     $28,796    $ 4,752        $(170)       $42,128
                                                   ======     =======    =======        =====        =======
For the nine months ended September 30, 2005
Balance, December 31, 2004                         $7,481     $20,293    $ 8,034        $ 174        $35,982
Comprehensive income:
   Net income                                                              3,596                       3,596
   Other comprehensive loss, net of tax:
      Unrealized losses on securities, net                                               (404)          (404)
                                                                                                     -------
         Total comprehensive income                                                                    3,192
Cash dividends ($.329 per share, adjusted)                                (1,143)                     (1,143)
5% stock dividend - 149,593 shares at fair value      374       2,513     (2,893)                         (6)
Issuance of common stock -
   14,638 shares under stock option plan               37         188                                    225
                                                   ------     -------    -------        -----        -------
Balance, September 30, 2005                        $7,892     $22,994    $ 7,594        $(230)       $38,250
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

The results of operations for the nine month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

Stock dividend and per share computations

All per share computations include the effect of stock dividends declared through October 10, 2006. The weighted average number of shares of common stock outstanding used for basic and diluted calculations follows.

                                                Three months ended   Nine months ended
                                                   September 30,       September 30,
                                                ------------------   -----------------
(dollars in thousands, except per share data)      2006     2005       2006     2005
                                                  ------   ------     ------   ------
Net income                                        $1,407   $1,283     $4,191   $3,596
                                                  ------   ------     ------   ------
Weighted average shares outstanding (basic)        3,486    3,479      3,485    3,473
Effect of dilutive stock options                      81       64         80       69
                                                  ------   ------     ------   ------
Weighted average shares outstanding (diluted)      3,567    3,543      3,565    3,542
Basic earnings per share                          $  .40   $  .37     $ 1.20   $ 1.04
Diluted earnings per share                        $  .39   $  .36     $ 1.18   $ 1.02

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

                                            Three months ended   Nine months ended
                                               September 30,       September 30,
                                            ------------------   -----------------
(Dollars in thousands)                         2006     2005        2006    2005
                                              ------   -----       -----   -----
Unrealized holding gains (losses) arising
   during the period                          $1,147   $(477)      $ 367   $(698)
Reclassification adjustment for losses
   (gains) included in income                      0       0           0      86
                                              ------   -----       -----   -----
Net unrealized gains (losses)                  1,147    (477)        367    (612)
Tax effect                                      (390)    162        (125)    208
                                              ------   -----       -----   -----
Net of tax amount                             $  757   $(315)      $ 242   $(404)
                                              ======   =====       =====   =====

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Corporation is currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

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

NOTE 3--DEPOSITS

The composition of deposits on September 30, 2006 and December 31, 2005, was as follows:

                              September 30,   December 31,
(Dollars in thousands)             2006           2005
                              -------------   ------------
Noninterest bearing demand       $ 49,511       $ 49,369
NOW                                39,876         50,638
Money market                      136,396         97,601
Savings                            18,241         21,205
Time CDs less than $100,000       139,952        125,572
Time CDs $100,000 or more          49,444         40,769
                                 --------       --------
Total deposits                   $433,420       $385,154
                                 ========       ========

NOTE 4--LONG-TERM DEBT

A summary of long-term debt at September 30, 2006 and December 31, 2005 follows:

                                              September 30,   December 31,
(Dollars in thousands)                             2006           2005
                                              -------------   ------------
Obligations of PeoplesBank to FHLBP
   Due 2007, 4.69%, amortizing                       112             439
   Due 2007, 4.68%                                 7,000           7,000
   Due 2009, 3.47%, convertible quarterly
      after December 2006                          5,000           5,000
   Due 2010, 4.32%                                 6,000           6,000
   Due 2011, 4.30%, amortizing                     4,569           4,757
   Due 2012, 4.25%, amortizing                     2,079           2,319
   Due 2013, 3.46%, amortizing                     3,521           3,869
   Due 2014, 6.43%, convertible quarterly
      after July 2009                              5,000           5,000
Obligations of Codorus Valley Bancorp, Inc.
   Due 2011, floating rate based on 1 month
      LIBOR plus 1.50%, amortizing                 1,582           1,641
   Due 2034, floating rate based on 3 month
      LIBOR plus 2.02%, callable quarterly
      after December 2009                          3,093           3,093
   Due 2036, floating rate based on 3 month
      LIBOR plus 1.54%, callable quarterly
      after July 2011                              7,217               0
                                                 -------         -------
                                                  45,173          39,118
Capital lease obligation                             570             594
                                                 -------         -------
Total long-term debt                             $45,743         $39,712
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

Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to year-to-date average assets (leverage ratio). Management believes that Codorus Valley and PeoplesBank were well capitalized on September 30, 2006, based on FDIC capital guidelines.

                                                                       MINIMUM FOR
                                                   ACTUAL             CAPITAL ADEQUACY          WELL CAPITALIZED MINIMUM*
                                              ---------------   ---------------------------   ----------------------------
(dollars in thousands)                         AMOUNT   RATIO       AMOUNT          RATIO         AMOUNT          RATIO
                                              -------   -----   --------------   ----------   --------------   -----------
CODORUS VALLEY BANCORP, INC. (CONSOLIDATED)
   AT SEPTEMBER 30, 2006
   Capital ratios:
      Tier 1 risk based                       $51,844   12.11%  > or = $17,121   > or = 4.0%       n/a             n/a
      Total risk based                         54,813   12.81   > or =  34,242   > or = 8.0        n/a             n/a
      Leverage                                 51,844    9.98   > or =  20,765   > or = 4.0        n/a             n/a

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

PEOPLESBANK, A CODORUS VALLEY COMPANY
   AT SEPTEMBER 30, 2006
   Capital ratios:
      Tier 1 risk based                       $47,489   11.25%  > or = $16,885   > or = 4.0%  > or = $25,327   > or =  6.0%
      Total risk based                         50,458   11.95   > or =  33,770   > or = 8.0   > or =  42,212   > or = 10.0
      Leverage                                 47,489    9.26   > or =  20,525   > or = 4.0   > or =  25,656   > or =  5.0

   AT DECEMBER 31, 2005
   Capital ratios:
      Tier 1 risk based                       $37,201    9.62%  > or = $15,463   > or = 4.0%  > or = $23,194   > or =  6.0%
      Total risk based                         39,739   10.28   > or =  30,926   > or = 8.0   > or =  38,657   > or = 10.0
      Leverage                                 37,201    8.66   > or =  17,184   > or = 4.0   > or =  21,480   > or =  5.0

*    To be well capitalized under prompt corrective action provisions.

NOTE 6--STOCK-BASED COMPENSATION

The Corporation adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payments" (Statement 123R) in the first quarter of 2006, using the "modified prospective method." Statement 123R requires that the fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award. Compensation expense of $15,000 net of $0 tax effect for the three months ended September 30, 2006 and $40,000 net of $0 tax effect for the nine months ended September 30, 2006 was included in net income and earnings per share. Comparatively, the impact on net income and earnings per share during 2005 that would have occurred if compensation expense would have been recognized based on the estimated fair value of the options on the date of grant is as follows:

                                                Three months ended    Nine months ended
(Dollars in thousands, except per share data)   September 30, 2005   September 30, 2005
                                                ------------------   ------------------
Reported net income                                   $1,283               $3,596
Total stock-based employee compensation
   expense determined under fair value
   based method for all awards, net of
   related tax effects of $0 and $0                      (81)                (119)
                                                      ------               ------
Pro forma net income                                  $1,202               $3,477
Reported basic earnings per share                       $.37                $1.04
Reported diluted earnings per share                     $.36                $1.02
Pro forma basic earnings per share                      $.35                $1.00
Pro forma diluted earnings per share                    $.34                 $.98

The Corporation's equity awards consist of stock options granted under three stock option plans as follows: a 2000 Stock Incentive Plan (2000 Plan), a 1998 Independent Directors Stock Option Plan (1998 Plan) and a 1996 Stock Incentive Plan (1996 Plan), collectively the Option Plans. All options available for grant under the 1998 and 1996 Plans have been granted. The 2000 Plan also allows for the granting of stock appreciation rights and restricted stock, none of which have been granted to date at September 30, 2006.

Shares reserved and available for issuance as of September 30, 2006, adjusted for stock dividends declared, were 134,374 for the 2000 Plan, 135,823 for the 1998 Plan, and 86,688 for the 1996 Plan. Shares reserved for future issuance under each plan are subject to adjustment in the event of specified changes in the Corporation's capital structure. Options awarded under these plans to date have been granted with an exercise price equal to the fair value of the stock on the grant date, a minimum vesting period of six months and an expiration period of ten years. Upon exercise, the Corporation has historically issued from its authorized, but unissued, common stock to satisfy the options.

The grant-date fair value, adjusted for stock dividends declared, of options granted in June 2006 was $6.95 and in June 2005 was $6.53. The fair value of the options awarded under the Option Plans is estimated on the date of grant using the Black-Scholes valuation model, which is dependent upon certain assumptions as presented below.

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

                                               WEIGHTED AVERAGE   WEIGHTED AVERAGE       AGGREGATE
                                                EXERCISE PRICE       REMAINING       INTRINSIC VALUE
                                     OPTIONS       PER SHARE      CONTRACTUAL TERM         ($000)
                                     -------   ----------------   ----------------   ---------------
Outstanding at January 1, 2006       288,922        $13.03            4.7 years           $1,628
Granted                                  525         18.00
Exercised                            (15,372)         8.81
                                     -------        ------            ---------           ------
Outstanding at September 30, 2006    274,075        $13.28            4.2 years           $1,477
                                     =======        ======            =========           ======
Exerciseable at September 30, 2006   248,447        $12.90            3.7 years           $1,433
                                     =======        ======            =========           ======

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The intrinsic value of options exercised during the first nine months of 2006 was $149,000 and 2005 was $78,000. Cash received from such exercises in 2006 was $135,000 and the tax benefit recognized was $51,000 and in 2005 was $198,000 and the tax benefit recognized was $26,000.

As of September 30, 2006, total unrecognized compensation cost related to nonvested options was $91,000. The cost is expected to be recognized over a weighted average period of 1.6 years.

NOTE 7--CONTINGENT LIABILITIES

Management is not aware of any material contingent liabilities on September 30, 2006.

NOTE 8--GUARANTEES

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the PeoplesBank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $7,470,279 of standby letters of credit on September 30, 2006, compared to $2,777,000 on December 31, 2005. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2006 and December 31, 2005, for guarantees under standby letters of credit issued, is not material.

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

CRITICAL ACCOUNTING ESTIMATES:

Disclosure of Codorus Valley's significant accounting policies is included in
Note 1 to the consolidated financial statements of the 2005 Annual Report on Form 10-K for the period ended December 31, 2005. Some of these policies are particularly sensitive, requiring management to make significant judgments, estimates and assumptions. Additional information is contained in Management's Discussion and Analysis for the most sensitive of these issues, including the provision and allowance for loan losses, located on pages 17 and 23 of this Form 10-Q.

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

The Corporation changed its method of accounting for stock-based compensation in 2006, in accordance with Financial Accounting Statement No. 123(R), which is described in Note 6 - Stock-Based Compensation of this report. Based on stock options outstanding on September 30, 2006, approximately $91,000 will be expensed over the weighted average period of 1.6 years.

Management discussed the development and selection of critical accounting estimates and related Management Discussion and Analysis disclosure with the Audit Committee. There were no material changes made to the critical accounting estimates during the periods presented within this report.

THREE MONTHS ENDED SEPTEMBER 30, 2006,
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

OVERVIEW

Net income for the three-month period ended September 30, 2006, was $1,407,000 or $.40 per share ($.39 diluted), compared to $1,283,000 or $.37 per share ($.36 diluted), for the same period of 2005. The $124,000 or 10 percent increase in net income was the result of an increase in net interest income, which more than offset an increase in noninterest expense. The $378,000 or 9 percent increase in net interest income was primarily the result of increases in the volume of business and consumer loans. An increase in yield on floating rate business loans, the result of rising short-term market interest rates, also contributed. The $213,000 or 6 percent increase in noninterest expense was primarily attributable to increases in personnel and other expense. Current period personnel expense reflected the planned addition of key sales and support staff, increased health insurance premiums and normal merit increases. The increase in other expense reflected increases in various expenses including: automated teller machine/point of sale processing expense, Pennsylvania shares tax, problem loan carrying costs, and employee related expenses associated with training, seminars and business meetings.

NET INTEREST INCOME

Net interest income for the three-month period ended September 30, 2006, was $4,535,000, an increase of $378,000 or 9 percent above the same period in 2005. The increase in net interest income was primarily the result of increases in the volume of business and consumer loans. An increase in yield on floating rate business loans, the result of rising short-term market interest rates, also contributed. The increase in other interest income resulted from an increase in the volume and yield on federal funds sold, ie., overnight investments, which increased in response to strong deposit growth. Earning assets averaged $477 million and yielded 7.31 percent (tax equivalent basis) for the third quarter of 2006, compared to $405 million and 6.48 percent, respectively, for the third quarter of 2005.

Rising short-term market interest rates, a slightly inverted US treasury yield curve, and competitive pricing pressures increased funding costs during the current period, which lowered net interest margin. Interest bearing liabilities averaged $429 million at an average rate of 3.81 percent for the third quarter of 2006, compared to $354 million and 2.67 percent, respectively, for the third quarter of 2005. The $75 million or 21 percent increase in the average volume of interest bearing liabilities occurred primarily in money market deposits and floating rate CDs. The net interest margin, on a tax equivalent basis, was 3.88 percent for the third quarter of 2006, compared to 4.14 percent for the same period in 2005.

PROVISION FOR LOAN LOSSES

A $145,000 provision expense for loan losses was recorded for the three-month period ended September 30, 2006, compared to $150,000 for the same period in 2005. The current period provision was based on management's assessment of overall credit quality and macro-economic factors such as the relatively high level of energy costs and interest rates, and a downturn in the real estate market, which could portend debt service problems for some of our borrowers.

NONINTEREST INCOME

Total noninterest income for the current three-month period was $1,298,000, which was approximately the same amount for the third quarter of 2005. During the current period increases in income from wealth management and deposit services were largely offset by a decrease in income from real estate settlement services and gains from the sale of mortgages due to a downturn in the real estate market.

NONINTEREST EXPENSE

Total noninterest expense for the current three-month period was $3,780,000, an increase of $213,000 or 6 percent above the third quarter of 2005. The increase was attributable primarily to a $192,000 or 10 percent increase in personnel expense, which reflected the planned addition of key sales and support staff, increased health insurance premiums and normal merit increases. Other expense increased $104,000 or 20 percent due to increases in various expenses including: automated teller machine/point of sale processing expense, Pennsylvania shares tax, problem loan carrying costs and employee related expenses associated with training, seminars and business meetings. The current period reflected a $40,000 or 34 percent decrease in postage, stationery and supplies, and a $23,000 or 14 percent decrease in marketing and advertising expense compared to the third quarter of 2005. Both expenses in the third quarter of 2005 were relatively high due to corporate expansion and implementation of a branding initiative.

INCOME TAXES

The provision for income tax was $501,000 for the third quarter of 2006, compared to $451,000 for the same quarter in 2005. The $50,000 or 11 percent increase in the tax provision was due in part to an increase in federal income tax which resulted from a 10 percent increase in pretax income. An increase in state income taxes also contributed to the overall increase in income tax. Codorus Valley's effective federal income tax rate was approximately 25 percent, compared to a marginal tax rate of 34 percent.

NINE MONTHS ENDED SEPTEMBER 30, 2006,
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

INCOME STATEMENT ANALYSIS

OVERVIEW

Net income for the nine month period ended September 30, 2006, was $4,191,000 or $1.20 per share ($1.18 diluted), compared to $3,596,000 or $1.04 per share ($1.02 diluted), for the same period of 2005. The $595,000 or 17 percent increase in net income was the result of increases in net interest income and noninterest income, which more than offset an increase in noninterest expense. The $1,676,000 or 14 percent increase in net interest income was attributable to an increase in interest income and fees from a larger volume of business and consumer loans, and higher yields on floating rate business loans. The net interest margin was 4.06 percent for the current period compared to 4.16 percent for the first nine months of 2005. The decrease in the net interest margin reflects increased funding costs attributable to deposit growth and higher rates affected by a flat/slightly inverted US treasury yield curve and competitive price pressures. The $331,000 or 9 percent increase in noninterest income was attributable primarily to increases in income from deposit and wealth management services. The $1,165,000 or 11 percent increase in noninterest expense was attributable to increases in personnel, furniture and equipment and occupancy expenses associated in part with corporate expansion in the prior year, and normal business growth. The other expense category, comprised of many individual expenses, also increased due primarily to increases in problem asset carrying costs, ATM/point-of-sale processing expense and charitable donations, among others.

Net income as a percentage of average shareholder's equity (return on equity or ROE), was 13.85 percent for the first nine months (annualized) of 2006, compared to 12.85 percent for the same period of 2005. Net income as a percentage of average total assets (return on assets or ROA), was 1.12 percent for both periods. The efficiency ratio (noninterest expense as a percentage of net operating revenue) for the current period was 63.6 percent, compared to 64.5 percent for the first nine months of 2005.

Total assets of the Corporation on September 30, 2006, were approximately $524 million, an increase of $48 million or 10 percent above December 31, 2005. Asset growth occurred primarily in business and consumer loans, which were funded primarily by growth in money market and CD deposits.

On September 30, 2006, nonperforming assets as a percentage of total loans and net foreclosed real estate were 1.38 percent, compared to 0.36 percent for September 30, 2005. Information regarding nonperforming assets is provided in the Risk Management section of this report, including Table 3--Nonperforming Assets. Based on a recent evaluation of probable loan losses and the current loan portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on September 30, 2006. An analysis of the allowance is provided in Table 4--Analysis of Allowance for Loan Losses.

Throughout the current period Codorus Valley maintained a capital level well above minimum regulatory quantitative requirements. Currently, there are three federal regulatory definitions of capital that take the form of minimum ratios.
Note 5--Regulatory Matters, shows that the Corporation and PeoplesBank were well capitalized on September 30, 2006.

A more detailed analysis of the factors and trends affecting corporate earnings follows.

NET INTEREST INCOME

Net interest income for the nine month period ended September 30, 2006, was $13,676,000, an increase of $1,676,000 or 14 percent above the same period in 2005. Earning assets averaged $461 million and yielded 7.17 percent (tax equivalent) for 2006, compared to $391 million and 6.35 percent (tax equivalent), respectively, for 2005. The $69 million or 18 percent increase in average earning assets occurred primarily in business loans and secondarily in consumer installment loans. The average portfolio balance of investment securities for the current period was $71 million compared to $73 million for 2005; however, the yield for the current nine month period averaged 4.99 percent (tax equivalent) or 64 basis points above 2005. The increase in other interest income resulted from an increase in the volume and yield on federal funds sold, ie., overnight investments, which increased in response to strong deposit growth.

Rising short-term market interest rates, a slightly inverted US treasury yield curve, and competitive pricing pressures continued to increase funding costs throughout 2006, which lowered net interest margin. Interest bearing liabilities averaged $410 million at an average rate of 3.50 percent for the first nine months of 2006, compared to $344 million and 2.49 percent, respectively, for the same period of 2005. The $66 million or 19 percent increase in the average volume of interest bearing liabilities occurred primarily in money market deposits and floating rate CDs. Deposit growth was favorably impacted by the introduction of new money market products and the addition of two financial centers in March 2005. The net interest margin, on a tax equivalent basis, was
4.06 percent for the first nine months of 2006, compared to 4.16 percent for the same period in 2005.

In the period ahead, management expects that growth in net interest income will continue to be constrained as a result of a flat/slightly inverted US treasury yield curve environment and competitive pricing pressures. It is also possible that some or most of the $9 million portfolio of securities held-to-maturity will be called, at a premium, on the first call date, which ranges from December 2006 through June 2007. As described within the Balance Sheet Review section of this report, if the securities are called it will result in a short-term increase in interest income due to the recognition of the call premium; however, replacement yields are expected to be lower.

PROVISION FOR LOAN LOSSES

A $500,000 provision expense for loan losses was recorded for the nine month period ended September 30, 2006, compared to $525,000 for the same period in 2005. The current period provision was based on management's assessment of overall credit quality, loan growth and macro-economic factors such as relatively high energy costs and interest rates, and a downturn in the real estate market. Information regarding nonperforming assets and the allowance for loan losses can be found within those sections of this report.

NONINTEREST INCOME

The following table presents the components of total noninterest income for the nine month period ended September 30, 2006, compared to the same period for 2005.

Table 1 - Noninterest income

                                           Nine months ended         Change
                                             September 30,     Increase (Decrease)
                                           -----------------   -------------------
(dollars in thousands)                       2006     2005           $      %
                                            ------   ------        ----   ----
Trust and investment services fees          $  939   $  856        $ 83     10%
Service charges on deposit accounts          1,400    1,193         207     17
Mutual fund, annuity and insurance sales       923      898          25      3
Income from bank owned life insurance          197      201          (4)    (2)
Other income                                   389      387           2      1
Gain on sales of mortgages                     210      278         (68)   (24)
Loss on sales of securities                      0      (86)         86   (100)
                                            ------   ------        ----   ----
   Total noninterest income                 $4,058   $3,727        $331      9%
                                            ======   ======        ====   ====

The discussion that follows addresses changes within selected categories of noninterest income.

Trust and investment services fees--For the first nine months of 2006, trust fees increased $83,000 or 10 percent above 2005 due primarily to business growth.

Service charges on deposit accounts--For the first nine months of 2006, service charges on deposits increased $207,000 or 17 percent above 2005 due to an increase in the volume of transactions and number of accounts. Check card (debit card) and automated teller machine (ATM) commissions, and overdraft fees continued to trend up in response to increased customer usage of check cards.

Other income--The other income category is comprised of many individual fees. For the first nine months of 2006, other income was $389,000, approximately the same amount as 2005. The current period contains a nonrecurring gain of $45,000 from the sale of two small parcels of land, totaling .3 acre, to the local township for a road throughway. One parcel was held by Codorus Valley Bancorp, Inc. and the other was held by its subsidiary PeoplesBank. The gain from the sale was offset to some degree by a $37,000 decrease in income from real estate settlement services, which resulted in part from a downturn in the real estate market and competition.

Gain on sales of mortgages--For the first nine months of 2006, gains from the sale of mortgages decreased $68,000 or 24 percent below the prior year due to a decline in the volume of sales. The relatively high level of market interest rates and home prices has resulted in a downturn in the real estate market, which adversely affects mortgage banking operations.

Loss on sales of securities--For 2005, an infrequent loss of $86,000 was recognized from the sale of securities available-for-sale in connection with an "investment swap." The swap entailed selling low yielding investments at a loss and replacing them with higher yielding investments, which increased portfolio yield and interest income. There was no comparable transaction in 2006.

NONINTEREST EXPENSE

The following table presents the components of total noninterest expense for the nine month period ended September 30, 2006, compared to the same period for 2005.

Table 2 - Noninterest expense

                                   Nine months ended          Change
                                     September 30,     Increase (Decrease)
                                   -----------------   -------------------
(dollars in thousands)               2006      2005          $       %
                                   -------   -------      ------   ----
Personnel                          $ 6,487   $ 5,778      $  709    12%
Occupancy of premises, net           1,053       991          62     6
Furniture and equipment              1,043       938         105    11
Postage, stationery and supplies       318       364         (46)  (13)
Professional and legal                 214       238         (24)  (10)
Marketing and advertising              391       427         (36)   (8)
Other                                2,037     1,642         395    24
                                   -------   -------      ------   ---
   Total noninterest expense       $11,543   $10,378      $1,165    11%
                                   =======   =======      ======   ===

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel--For the first nine months of 2006, personnel expense, comprised of wages, payroll taxes and employee benefits, increased $709,000 or 12 percent above 2005 due to: planned staff additions, including financial center expansion in the prior year; increased health insurance premiums; and normal merit increases.

Occupancy of premises, net--For the first nine months of 2006, occupancy of premises expense increased $62,000 or 6 percent above 2005 due primarily to financial center expansion and renovation in the prior period.

Furniture and equipment--For the first nine months of 2006, furniture and equipment expense increased $105,000 or 11 percent above 2005 due in part to financial center expansion and renovation in the prior period. Current period expense was also impacted by the timing of ATM maintenance contracts and the bulk replacement of personal computers.

Postage, stationery and supplies--For the first nine months of 2006, postage, stationery and supplies decreased $46,000 or 13 percent below 2005. The prior period was relatively high due to corporate expansion and implementation of a branding initiative.

Professional and legal--For the first nine months of 2006, professional and legal expense decreased $24,000 or 10 percent below 2005 due to the settlement of two lawsuits arising from routine bank business. During 2006, one of the aforementioned lawsuits resulted in a $32,000 reimbursement to PeoplesBank for legal expenses that it incurred in a prior period.

In the period ahead, consulting and auditing expenses are likely to increase as Codorus Valley implements compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires publicly held companies to formally assess the adequacy of controls over financial reporting, subject to independent audit verification. The compliance deadline for Codorus Valley, a non-accelerated filer, is presently December 31, 2007.

Marketing and advertising--For the first nine months of 2006, marketing and advertising expense decreased $36,000 or 8 percent below 2005. The prior period included expense associated with a branding initiative for subsidiary PeoplesBank as well as costs to promote the addition of two financial centers.

Other-- The other expense category is comprised of many individual expenses. For the first nine months of 2006, other expense increased $395,000 or 24 percent above 2005. The increase was due largely to increases in: problem asset carrying costs (the current period reflected a larger portfolio of nonaccrual loans, the prior period included a $151,000 gain from the sale of collateral), ATM/point-of-sale processing expense (transaction volume), and charitable donations, among others. Normal business growth also contributed to the increase in other expense.

INCOME TAXES

The provision for income tax was $1,500,000 for the current nine month period representing a $272,000 or 22 percent increase above the same period in 2005. Approximately $219,000 of the increase was attributable to an increase in federal income tax which resulted from an 18% increase in pretax income. Federal income tax for both periods was reduced by the recognition of tax credits from investments in low income housing partnerships. For the current period, tax credits totaled $238,000, compared to $248,000 for the first nine months of 2005. Codorus Valley's effective federal income tax rate was approximately 25 percent, compared to a marginal tax rate of 34 percent. Additionally, state income taxes increased $53,000 above 2005 due primarily to the implementation of a loan production office in Maryland in January 2006.

BALANCE SHEET REVIEW

FEDERAL FUNDS SOLD

On September 30, 2006, federal funds sold, ie., overnight investments, were $13 million, compared to $0 for year-end 2005. The increase in federal funds sold was caused primarily by an increase in liquidity from strong deposit growth throughout the current period as described under the Deposits section of this report.

SECURITIES AVAILABLE-FOR-SALE

On September 30, 2006, securities available-for-sale was $64 million, compared to $58 million for year-end 2005. The 10 percent increase occurred primarily from the purchase of high quality, tax-exempt municipal bonds with maturities that range from eight to ten years.

SECURITIES HELD-TO-MATURITY

The $9 million portfolio of securities held-to-maturity consists of 13 fixed rate, junior subordinated debt instruments that become callable for the first time in December 2006 through June 2007, with one exception which becomes callable in March 2008. If the securities are not called on their first call date they become continuously callable thereafter. If the securities are called, the issuer will be required to pay a call premium, which averages 4% on the first call date. The call premium amortizes (decreases) over the next ten years to par value. If the securities are called, it will result in a short-term increase in interest income due to the recognition of the call premium; however, replacement yields are expected to be lower.

LOANS

On September 30, 2006, loans were approximately $397 million, an increase of $29 million or 8 percent above year-end 2005. The increase was primarily attributable to an increase in business loans and to a lesser degree consumer loans. The year-to-date average yield (tax-equivalent basis) on loans was 7.61 percent for September 30, 2006, compared to 6.84 percent for the first nine months of 2005.

DEPOSITS

On September 30, 2006, total deposits were approximately $433 million, an increase of $48 million or 13 percent above year-end 2005. The increase in deposits, which reflected the continuation of a long trend of successful sales efforts, occurred primarily within the money market and CD categories, as shown in Note 3--Deposits of this report. The increase in money market deposits was partially the result of new money market products, which were priced competitively and heavily promoted. CD growth occurred in variable rate CD's, which re-price weekly based on the one year US Treasury bond rate. The trend of rising short-term interest rates, since July 2004, was a factor in overall deposit growth and product selection by bank customers. The increase in deposits was also attributable in part to the addition of two financial centers in March of 2005. The year-to-date average rate paid on interest-bearing deposits was
3.31 percent for September 30, 2006, compared to 2.22 percent for the first nine months of 2005.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT

On September 30, 2006, there were no short-term borrowings, compared to $10 million outstanding at year-end 2005. Deposit growth during the current period provided funds to repay short-term borrowings. On September 30, 2006, long-term debt was $46 million, compared to $40 million for year-end 2005. During June 2006, Codorus Valley issued $7.2 million in trust preferred debt securities to support planned corporate growth. This obligation has a 30-year maturity, but is callable at quarterly intervals after the fifth year. The interest rate is variable tied to the 3-month LIBOR rate plus 154 basis points. A listing of outstanding long-term debt instruments is provided in Note 4--Long-term Debt of this report. The year-to-date average rate paid on long-term debt was 4.98 percent for September 30, 2006, compared to 4.78 percent for the first nine months of 2005. Generally, funds for the payment of long-term debt come from operations and refinancings.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

Shareholders' equity or capital, as a source of funds, enables Codorus Valley to maintain asset growth and absorb losses. Total shareholders' equity was approximately $42.1 million on September 30, 2006, an increase of $3.4 million or 9 percent above year-end 2005. The increase was attributable to profitable operations.

On October 10, 2006, the Board of Directors declared a quarterly cash dividend of $.135 per common share ($.129 adjusted), payable on or before November 14, 2006, to shareholders of record October 24, 2006. This follows three $.13 per share cash dividends paid in August ($.124 adjusted), May ($.118 adjusted) and February ($.118 adjusted). Total cash dividends for 2006 will total $.49 per share, as adjusted, for an increase of $.04 or 9 percent above 2005. In addition, on October 10, 2006, the Board of Directors declared a special 5 percent stock dividend payable on or before December 7, 2006, to shareholders of record October 24, 2006, which will result in the issuance of approximately 166,659 common shares. This follows a 5 percent stock dividend distributed in June 2006, which resulted in the issuance of 157,713 common shares.

As described under the caption, short-term borrowings and long-term debt, Codorus Valley issued $7.2 million in trust preferred debt securities in June 2006 to support planned growth. The interest expense on trust preferred debt is tax deductible, while the amount borrowed is included in Tier 1 capital, subject to regulatory limitations, for regulatory capital purposes.

On October 14, 2004, the Corporation issued a press release, which was filed on Form 8-K, announcing that the Board of Directors authorized the purchase, in open market and privately negotiated transactions, of up to 4.9 percent or approximately 146,000 shares of its then outstanding common stock. As of September 30, 2006, the Corporation had not acquired any of its common stock under the authorization reported in October 2004.

Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 5--Regulatory Matters, to the financial statements. Management believes that Codorus Valley and PeoplesBank were well capitalized on September 30, 2006, based on FDIC capital guidelines.

RISK MANAGEMENT

NONPERFORMING ASSETS

Table 3--Nonperforming Assets, provides a summary of nonperforming assets and related ratios. The paragraphs below provide information for selected categories for September 30, 2006, compared to December 31, 2005.

Table 3-Nonperforming Assets

                                                    September 30,   December 31,
(dollars in thousands)                                   2006           2005
                                                    -------------   ------------
Nonaccrual loans                                        $5,475         $1,034
Accruing loans that are contractually past due
   90 days or more as to principal or interest              13              0
Foreclosed real estate, net of allowance                     5              7

                                                        ------         ------
   Total nonperforming assets                           $5,493         $1,041
                                                        ======         ======

Ratios:
Nonaccrual loans as a % of total period-end loans         1.38%          0.28%

Nonperforming assets as a % of total period-end
   loans and net foreclosed real estate                   1.38%          0.28%

Nonperforming assets as a % of total period-end
   stockholders' equity                                  13.04%          2.69%

Allowance for loan losses as a multiple of
   nonaccrual loans                                        0.5x           2.5x

On September 30, 2006, nonaccrual loans consisted of collateralized business and mortgage loans, and consumer loans. The Corporation recognizes interest income on a cash basis for nonaccrual loans. On

September 30, 2006, the $4,441,000 increase in nonaccrual loans was primarily attributable to the addition of three unrelated business loans in the amounts of $2,624,000, $686,000 and $526,000. The $2,624,000 loan, which has matured, has been making interest payments and management believes that the net realizable value of the real estate collateral, based on a recent independent appraisal, along with personal guarantees is adequate to ensure the ultimate recovery of interest and principal in full. In management's judgment the net realizable value of the real estate collateral for the $686,000 loan is insufficient. Accordingly, management established a $206,000 loss allowance for this account. During the third quarter of this year a credit worthy guarantor was added to the $526,000 account and brought all interest and principal current. Management plans to reclassify this loan to accrual status in the fourth quarter. On September 30, 2006, the nonaccrual loan portfolio was comprised of 21 unrelated accounts ranging in size from $2,000 to $2,624,000. Collection efforts including modification of contractual terms for individual accounts, based on prevailing market conditions, and liquidation of collateral assets are being employed to maximize recovery.

The level of loans contractually past due 90 days or more as to principal or interest was insignificant for September 30, 2006 and December 31, 2005.

ALLOWANCE FOR LOAN LOSSES

Table 4--Analysis of Allowance for Loan Losses, shows the allowance was $2,969,000 or .75 percent of total loans on September 30, 2006, compared to $2,277,000 or .68 percent of total loans, respectively, on September 30, 2005. The $692,000 or 30 percent increase in the allowance was based on management's estimate to bring the allowance to a level reflective of risk in the portfolio, loan growth, and macro-economic factors such as the relatively high level of energy costs and interest rates, and a downturn in the real estate market. Based on a recent evaluation of potential loan losses in the current portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on September 30, 2006.

Table 4-Analysis of Allowance for Loan Losses

(dollars in thousands)                           2006     2005
                                                ------   ------
Balance-January 1,                              $2,538   $1,865

Provision charged to operating expense             500      525

Loans charged off:
   Commercial                                      104       34
   Real estate-mortgage                             17       99
   Consumer                                         22       59
                                                ------   ------
      Total loans charged off                      143      192

Recoveries:
   Commercial                                       45       57
   Real estate-mortgage                              2        1
   Consumer                                         27       21
                                                ------   ------
      Total recoveries                              74       79
                                                ------   ------
      Net charge-offs                               69      113
                                                ------   ------
Balance-September 30,                           $2,969   $2,277
                                                ------   ------
Ratios:
Net annualized charge-offs to
   average total loans                            0.02%    0.05%
Allowance for loan losses to total loans
   at period-end                                  0.75%    0.68%
Allowance for loan losses to nonaccrual loans
   and loans past due 90 days or more             54.1%    59.8%

LIQUIDITY

Codorus Valley's loan-to-deposit ratio, which is used as a broad measure of liquidity, was approximately 91.6 percent on September 30, 2006, compared to
95.6 percent on December 31, 2005. Liquidity for both periods was adequate based on availability from many sources, including the potential liquidation of a $64 million portfolio of available-for-sale securities, valued at September 30, 2006. Another important source of liquidity for PeoplesBank is available credit from the FHLBank Pittsburgh. On June 30, 2006, the latest available date, available funding from the FHLBank Pittsburgh was approximately $81 million. The successful promotion of deposit products and the addition of two financial centers in March 2005 have increased liquidity in the form of deposit growth. The issuance of $7.2 million in trust preferred debt securities by Codorus Valley in June 2006 also provided liquidity.

The Consolidated Statements of Cash Flows, included in this Form 10-Q report, present the changes in cash from operations, investing and financing activities.

Off-Balance Sheet Arrangements

Codorus Valley's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments of existing loans, and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on September 30, 2006, totaled $131,406,000 and consisted of $82,174,000 in unfunded commitments of existing loans,

$41,762,000 to grant new loans and $7,470,000 in letters of credit. Due to fixed maturity dates and specified conditions within these instruments, many will expire without being drawn upon. Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore do not present a significant liquidity risk to Codorus Valley.

Contractual Obligations

Codorus Valley has various long-term contractual obligations outstanding at September 30, 2006, including long-term debt, time deposits and obligations under capital and operating leases, which were reported in Table 13 of the Annual Report on Form 10-K for the year ended 2005. A comparative schedule of deposits, which includes time deposits, is provided in Note 3 of this Form 10-Q report. A comparative schedule of long-term debt is provided in Note 4.

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

Codorus Valley performed a simulation on its balance sheet for September 30, 2006 and December 31, 2005. The results of the point-in-time analyses are shown in Table 3--Interest Rate Sensitivity. The most likely scenario for September 30, 2006, assumes that short-term market interest rates will remain stable through year-end 2006 and then decrease a total of 75-basis points (in 25-basis points increments) over the remaining nine months of the 12-month simulation period. Continued growth in interest rate sensitive liabilities, principally floating rate CDs and money market funds have gradually shifted the balance sheet to a liability sensitive position. Liability sensitivity means that deposits and debt will reprice to a greater and faster degree than the loans and investments that they fund. This suggests that earnings may increase if market interest rates decrease. Conversely, earnings may decrease if short-term market interest rates, which have been influenced by the Federal Reserve Bank, increase. Under the low rate scenario (down 200 basis points) for both periods, management presumed that trust preferred investment securities, which are callable at a premium, would be called due to the relatively high coupon rate and would result in a one time increase in interest income to the Corporation. A detailed discussion of market interest rate risk is provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

Table 5-Interest Rate Sensitivity

                                               Change in
   Forecasted     Change in interest rates     net income
 interest rate      ramped over 12 months    -------------
    scenario           (basis points)        $000's     %
---------------   ------------------------   ------   ----
                    AT SEPTEMBER 30, 2006
  Most likely                -75               (70)   (1.4)
      High                  +200              (246)   (5.0)
Flat (baseline)                0                 0     0.0
      Low                   -200               265     5.4

                    AT DECEMBER 31, 2005
  Most likely               +50                 (1)    0.0
      High                  +200                 2     0.0
Flat (baseline)                0                 0     0.0
      Low                   -200                39     0.7

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the section entitled "Market risk management" within Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations on page 25 of this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Codorus Valley maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2006, the chief executive and chief financial officers of Codorus Valley concluded that Codorus Valley's disclosure controls and procedures were adequate.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Codorus Valley made no sales or repurchases of equity securities during the quarter ended September 30, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.

ITEM 5. OTHER INFORMATION

Nothing to report.

ITEM 6. EXHIBITS

Exhibit
 Number    Description of Exhibit
-------   -----------------------
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


November 9, 2006                        /s/ Larry J. Miller
Date                                    ----------------------------------------
                                        Larry J. Miller
                                        President & CEO
                                        (Principal executive officer)


November 9, 2006                        /s/ Jann A. Weaver
Date                                    ----------------------------------------
                                        Jann A. Weaver
                                        Treasurer & Assistant Secretary
                                        (Principal financial and accounting
                                        officer)