Form 10-K
period 2006-12-31
CODORUS VALLEY BANCORP INC
filed 2007-03-20
CIK 806279

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

Securities registered pursuant to Section 12(b) of the Act:   Common Stock, $2.50 par value

Securities registered pursuant to Section 12(g) of the Act:   None

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☒ No

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

        Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes     ☒ No

        The aggregate market value of Codorus Valley Bancorp, Inc.’s voting stock held by non-affiliates was approximately $53,574,424 as of June 30, 2006.

        As of February 28, 2007, Codorus Valley Bancorp, Inc. had 3,502,919 shares of common stock outstanding, par value $2.50 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2007                Part III

Codorus Valley Bancorp,Inc.

Form 10-K Index

PART I

Item 1:   Business

Codorus Valley Bancorp, Inc. (Codorus Valley or Corporation) is a Pennsylvania business corporation, incorporated on October 7, 1986. On March 2, 1987, Codorus Valley became a bank holding company, under the Bank Holding Company Act of 1956. PeoplesBank, A Codorus Valley Company (PeoplesBank) is its wholly owned bank subsidiary. SYC Realty Co., Inc. is its wholly owned nonbank subsidiary. Codorus Valley’s business consists primarily of managing PeoplesBank, and its principal source of income is dividends received from PeoplesBank. On December 31, 2006, Codorus Valley had total consolidated assets of $548 million, total deposits and other liabilities of $505 million, and total shareholders’ equity of $43 million.

Bank subsidiary

PeoplesBank, organized in 1934, is a Pennsylvania chartered bank. It is not a member of the Federal Reserve System. PeoplesBank offers a full range of business and consumer banking services through fourteen financial centers located throughout York County, Pennsylvania. It also offers investment, insurance, trust and real estate settlement services. PeoplesBank also operates a loan production office in Towson, Maryland. The Federal Deposit Insurance Corporation insures the deposits of PeoplesBank to the maximum extent provided by law. On December 31, 2006, PeoplesBank had total loans of $407 million and total deposits of $457 million. PeoplesBank’s market share of deposits for York County, PA was approximately 7.3 percent as of June 30, 2006, the latest available date.

PeoplesBank is not dependent on deposits or exposed to a loan concentration to a single customer, or a small group of customers. Therefore, losses of a single customer, or small customer group, would not have a material adverse effect on the financial condition of PeoplesBank. At year-end 2006, the largest indebtedness of a single PeoplesBank client was $5,849,000 or 1.4 percent of the total loan portfolio, which was within the regulatory lending limit.

Most of the Corporation’s business is with customers in York County, Pennsylvania and northern Maryland. Although this may pose a concentration risk geographically, we believe that the diverse local economy and detailed knowledge of the customer base minimizes this risk. At year-end 2006, the Corporation had one industry concentration that exceeded 10 percent of the total loan portfolio, real estate construction and land development, which was 22.5 percent of the portfolio. Comparatively, at year-end 2005 real estate construction and land development was 20.2 percent of the portfolio, and commercial real estate leasing was 11.0 percent of the portfolio. Commercial leasing pertains to borrowers who lease real estate for business purposes. Loans to borrowers within these industries are usually collateralized by real estate.

Codorus Valley Financial Advisors, Inc. is a wholly owned subsidiary of PeoplesBank that sells non-deposit investment products. Prior to its name change in December 2005, this subsidiary was titled SYC Insurance Services, Inc., which began operations in January 2000. Products sold by Codorus Valley Financial Advisors, Inc. are not FDIC insured, are not obligations of or guaranteed by PeoplesBank and are subject to investment risk including the possible loss of principal.

SYC Settlement Services, Inc. is a wholly owned subsidiary of PeoplesBank that provides real estate settlement services. SYC Settlement began operations in January 1999.

Historically, Codorus Valley Financial Advisors, Inc. and SYC Settlement Services, Inc. have not had a material impact on consolidated operating results.

Nonbank subsidiaries

In June 2006, Codorus Valley formed CVB Statutory Trust No. 2, a wholly-owned special purpose subsidiary whose sole purpose was to facilitate a pooled trust preferred debt issuance of $7,217,000. In November 2004, Codorus Valley formed CVB Statutory Trust No. 1 to facilitate a pooled trust preferred debt issuance of $3,093,000.

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

Employees

At year-end 2006, PeoplesBank employed 146 full-time employees and 43 part-time employees, which equated to 168 full-time equivalents. Employees are not covered by a collective bargaining agreement and management considers its relations with employees to be satisfactory.

Segment Reporting

Management has determined that it operates in only one segment, community banking. The Corporation’s non-banking activities are insignificant to the consolidated financial statements.

Competition

The banking industry in PeoplesBank’s service area, principally York County, Pennsylvania, and northern Maryland, specifically, Baltimore, Harford and Carroll counties, is extremely competitive. PeoplesBank competes through service, price and by leveraging its hometown image. It competes with commercial banks and other financial service providers such as thrifts, credit unions, consumer finance companies, investment firms and mortgage companies. Some financial service providers operating in PeoplesBank’s service area operate on a national and regional scale and possess resources that are greater than PeoplesBank’s.

Supervision and regulation

Codorus Valley is registered as a bank holding company and is subject to regulation by the Board of Governors of the Federal Reserve System (Federal Reserve) under the Bank Holding Company Act of 1956, as amended. The Bank Holding Company Act requires bank holding companies to file periodic reports with, and is subject to examination by, the Federal Reserve. The Federal Reserve has issued regulations under the Bank Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve may require Codorus Valley to use its resources to provide adequate capital funds to PeoplesBank during periods of financial stress or adversity.

The Bank Holding Company Act prohibits Codorus Valley from acquiring direct or indirect control of more than 5 percent of the outstanding voting stock of any bank, or substantially all of the assets of any bank, or merging with another bank holding company, without the prior approval of the Federal Reserve. The Pennsylvania Department of Banking must also approve any similar transactions. Pennsylvania law permits Pennsylvania bank holding companies to control an unlimited number of banks.

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

Federal and state banking laws and regulations govern such things as: the scope of a bank’s business, permissible investments, the reserves against deposits a bank must maintain, the types and terms of loans a bank may make and the collateral it may take, the activities of a bank with respect to mergers and consolidations, the establishment of branches, and the sale of nondeposit investment products by the bank and its insurance subsidiary. The Pennsylvania Insurance Department, the Securities and Exchange Commission (SEC) and the National Association of Securities Dealers (NASD) control and supervise the licensing and activities of employees engaged in the sale of nondeposit investment products.

Pennsylvania business and banking laws restrict dividend payments if such payment would render the Corporation insolvent or result in negative net worth, and the Corporation and PeoplesBank are subject to regulatory capital requirements. More information about dividend restrictions and capital requirements can be found in Note 10-Regulatory Matters, to the 2006 financial statements.

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

Sarbanes-Oxley Act of 2002 The Sarbanes-Oxley Act (SOA) was signed into law in July 2002 and applies to all companies, both U.S. and non-U.S, that file periodic reports under the Securities Exchange Act of 1934. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SEC is responsible for establishing rules to implement various provisions of the SOA. The SOA includes very specific disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC. The SOA represents significant regulation of the accounting profession, and has greatly impacted state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

Section 404 of the SOA became effective for the year ended December 31, 2004, for companies whose public float (the product of outstanding shares times the share price on a specified date) was above $75 million. For smaller companies, including Codorus Valley, the effective date, after several postponements, is the fiscal year ending on or after December 15, 2007. Section 404 requires publicly held companies to document, test and certify that their internal control systems over financial reporting are effective. Additionally, it presently requires the Corporation’s independent auditors to audit and issue an attestation report on management’s internal control assessment covering the first fiscal year ending on or after December 15, 2008. Compliance costs associated with Section 404 will increase in the period ahead, but management does not expect these costs to be material.

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

Item 1A:   Risk Factors

An investment in the Corporation’s common stock is subject to risks inherent to the Corporation’s business. The material risks and uncertainties that management believes affect the Corporation are described below. Before making investment decisions, carefully consider these risks and uncertainties together with all of the other information included or incorporated by reference in the report. These risks and uncertainties are not the only ones facing the Corporation. Additional risks and uncertainties that management is not aware of or focused on, or currently deems immaterial, or are not controllable by management may also impair the Corporation’s business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks occur, the Corporation’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Corporation’s common stock could decline significantly, and you could lose all or part of your investment.

Changes in market interest rates may adversely affect our earnings and financial condition.
The Corporation’s earnings and cash flows are largely dependent upon its net interest income, which is subject to interest rate risk due to fluctuations in market interest rates. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control, including inflation, unemployment, money supply, and domestic and international events, among others. We attempt to manage interest rate risk, in part, by controlling the mix of interest rate sensitive assets and interest rate sensitive liabilities. However, interest rate risk management is not an exact science. A rapid increase or decrease in market interest rates could adversely affect our financial performance. During 2006, the flat (and sometimes inverted) US treasury yield curve environment that prevailed resulted in a significant increase in funding costs without a commensurate increase in asset yields, which lowered net interest margin. A flat yield curve, a growing reliance on interest rate sensitive funding sources, and competitive pricing pressures can all adversely affect net interest income and margin. In the period ahead, management expects that some or all of these factors could continue to constrain net interest income and margin. Interest rate risk is discussed under Item 7A-Quantitative and qualitative disclosures about market risk, and is incorporated herein by reference.

The Corporation is subject to credit risk.
The Corporation is subject to credit risk if loan customers do not repay their loans according to the terms of their loans, and the collateral securing the payment of loans is insufficient to assure repayment. The Corporation may experience significant credit losses, which could have a material adverse effect on its operating results. In an economic downturn or recession, our credit risk could increase. Management makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans. Credit risk is discussed under the Credit Risk Management and Nonperforming Assets sections of this report, which are incorporated herein by reference.

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
Codorus Valley’s common stock is listed on the NASDAQ Global Market under the symbol CVLY. The trading volume in its common stock is less than that of other larger financial companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Corporation’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Corporation has no control. Given the lower trading volume of the Corporation’s common stock, significant sales of the Corporation’s common stock, or the expectation of these sales, could cause the Corporation’s stock price to languish or fall.

The Corporation is subject to extensive governmental regulation and supervision.
Periodically, federal and state legislation is proposed that could result in additional regulation of, or restrictions on, the business of Codorus Valley and its subsidiaries. At present, banking regulators are considering modifications to the risk-based capital framework to enhance its risk sensitivity. The proposal is expected to provide a banking organization the ability to elect to adopt the proposed revisions or remain subject to existing risk-based capital rules. In December 2006, banking regulators provided guidance that describes sound risk management practices that are important for an institution, like Codorus Valley, that has strategically decided to concentrate in real estate lending. Other than proposed modifications to the risk-based capital framework, and the recent final ruling on concentrations in commercial real estate lending, management is not aware of any current specific recommendations by regulatory authorities or proposed legislation, which, if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations. However, the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on Codorus Valley’s results of operations. Governmental regulation is discussed in Item I, under the Supervision and Regulation section within this report and is incorporated herein by reference.

Item 1B:   Unresolved Staff Comments

Not applicable.

Item 2:   Properties

Codorus Valley owns the following property, subject to two liens. A regional financial institution holds a first lien for approximately $1.6 million and Codorus Valley’s wholly owned subsidiary PeoplesBank holds a second lien for approximately $1.8 million.

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

PeoplesBank owns the following properties without liens:

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

East Market Street Office—Located at 48 East Market Street, York City, PA. The office is approximately 685 square feet and located in the lobby entrance of the historic Yorktowne Hotel. The lease, effective February 1, 2006, is for a five-year term with one five-year renewal option.

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

Towson Loan Production Office—Located at 40 West Chesapeake Avenue, Towson, MD. This 266 square foot office space is located on the 6th floor of the 40 West Chesapeake Building and is used as a loan production office (LPO). The lease, effective December 1, 2005, is renewable annually.

All of the above properties are located in York County, Pennsylvania, with the exception of the Towson LPO which is located in Towson, Maryland and, in the opinion of management, are adequate for the business purposes of Codorus Valley and its subsidiaries.

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

Item 4:   Submission of matters to a vote of security holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5:   Market for Codorus Valley Bancorp, Inc.’s common equity, related shareholder matters and issuer purchase of equity securities

Market Information

The shares of Codorus Valley Bancorp, Inc. are traded on the NASDAQ Global Market under the symbol CVLY. Codorus Valley had approximately 939 registered shareholders of record as of December 31, 2006. The following table sets forth high and low sales prices and dividends paid per share for Codorus Valley as reported by NASDAQ during the periods indicated. The sales prices and cash dividends per share listed are adjusted for stock dividends.

Quarter	2006			2005
	High	Low	Dividends per share	High	Low	Dividends per share

First	$19.50	$17.25	$0.118	$17.70	$15.98	$0.108
Second	19.52	17.61	0.118	17.91	15.96	0.108
Third	19.05	17.86	0.124	18.80	15.43	0.113
Fourth	21.25	18.38	0.129	18.11	16.33	0.118

Codorus Valley has a long history of paying quarterly cash dividends on its common stock. Codorus Valley presently expects to pay future cash dividends at levels comparable with those of prior years. However, the payment of such dividends will depend primarily upon the earnings of its subsidiary, PeoplesBank. Management anticipates that substantially all of the funds available for the payment of dividends by Codorus Valley will be derived from dividends paid to it by PeoplesBank. The payment of cash dividends is also subject to restrictions on dividends and capital requirements as reported in Note 10-Regulatory Matters.

The Corporation maintains various employee, director and shareholder benefit plans that could result in the issuance of its common stock. The information appearing in Note 11-Benefit Plans, and Note 12-Stock-Based Compensation within this report pertains to these plans. Information pertaining to new plans, approved by the Board of Directors and subject to shareholder approval, are included in the 2007 Proxy Statement, which is incorporated herein by reference.

On October 14, 2004, the Corporation issued a press release, which was also filed on Form 8-K, announcing that its Board of Directors authorized the purchase, in open market and privately negotiated transactions, of up to 4.9 percent or approximately 146,000 shares of its then outstanding common stock. As of December 31, 2006, no shares of common stock were acquired under this authorization.

Shareholder Total Return Performance Graph

The following graph compares the yearly dollar change in the cumulative total shareholder return on Codorus Valley Bancorp, Inc.’s common stock against the cumulative total return of the SNL Mid-Atlantic Bank Index and the NASDAQ Composite Index for the period of five fiscal years commencing January 1, 2002, and ending December 31, 2006. The graph shows the cumulative investment return to shareholders based on the assumption that a $100 investment was made on December 31, 2001 in each of Codorus Valley’s common stock, the SNL Mid-Atlantic Bank Index and the NASDAQ Composite Index. We computed returns assuming the reinvestment of all dividends. The shareholder return shown on the following graph is not indicative of future performance.

	Fiscal Year Ending
Company/Index/Market	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

Codorus Valley Bancorp, Inc.	100.00	121.49	180.33	179.01	194.45	230.97
SNL Mid-Atlantic Bank Index	100.00	76.91	109.35	115.82	117.87	141.46
NASDAQ Composite Index	100.00	69.75	104.88	113.70	116.19	128.12

Item 6:   Selected financial data

	2006	2005	2004	2003	2002

Summary of operations (in thousands)
Interest income	$33,319	$25,572	$20,469	$19,964	$20,674
Interest expense	15,077	9,149	6,545	6,898	8,907

Net interest income	18,242	16,423	13,924	13,066	11,767
Provision for loan losses	650	775	420	553	515
Noninterest income	5,465	5,003	4,626	4,380	3,534
Noninterest expense	15,890	14,482	12,769	12,290	11,008

Income before income taxes	7,167	6,169	5,361	4,603	3,778
Provision for income taxes	1,845	1,552	1,353	1,171	677

Net income	$5,322	$4,617	$4,008	$3,432	$3,101

Per common share
(adjusted for stock dividends)
Net income, basic	$1.53	$1.33	$1.16	$1.00	$0.90
Net income, diluted	$1.49	$1.30	$1.14	$0.99	$0.90
Cash dividends paid	$0.49	$0.45	$0.42	$0.39	$0.37
Stock dividends distributed	10%*	5%	5%	5%	5%
Book value	$12.21	$11.11	$10.38	$9.80	$9.36
Cash dividend payout ratio	32.0%	33.6%	36.3%	38.7%	40.7%
Weighted average shares outstanding	3,489,229	3,475,192	3,453,571	3,443,823	3,437,487
Weighted average diluted shares outstanding	3,571,019	3,544,479	3,525,296	3,483,064	3,452,296
* includes a special 5% stock dividend

Profitability ratios
Return on average shareholders’ equity (ROE)	13.0%	12.3%	11.5%	10.3%	10.1%
Return on average assets (ROA)	1.05%	1.06%	1.03%	0.96%	0.91%
Net interest margin	3.97%	4.16%	4.01%	4.13%	3.88%
Efficiency ratio	65.1%	66.1%	67.6%	69.9%	70.7%

Capital ratios
Tier 1 risk-based capital	12.0%	10.6%	11.8%	11.1%	11.3%
Total risk-based capital	12.7%	11.3%	12.3%	11.7%	11.9%
Average shareholders’ equity to average assets	8.1%	8.6%	9.0%	9.3%	9.0%

Summary of financial condition at year-end (in thousands)
Investment securities	$80,926	$69,664	$74,140	$74,069	$79,723
Loans	407,260	369,631	300,260	262,363	238,546
Assets	548,212	476,052	407,671	372,547	349,897
Deposits	456,645	385,154	329,537	304,282	292,627
Borrowings	45,339	49,493	39,493	31,234	23,253
Equity	42,786	38,729	35,982	33,789	32,223

Other data
Number of bank offices	14	14	12	11	11
Number of employees (full-time equivalents)	168	163	146	143	163
Wealth Management assets, market value (in thousands)	$259,453	$213,735	$180,314	$137,186	$113,106

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

Critical accounting estimates

Disclosure of Codorus Valley’s significant accounting policies is included in Note 1 to the consolidated financial statements of this Annual Report. Some of these policies are particularly sensitive, requiring that significant judgments, estimates and assumptions be made by management. Additional information is contained in Management’s Discussion and Analysis for the most sensitive of these issues, including the provision and allowance for loan losses, located on pages 20 and 31 of this report.

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

The Corporation changed its method of accounting for stock-based compensation in 2006, in accordance with Financial Accounting Statement No. 123(R), which is described in Note 1 under the subheading Recent Accounting Pronouncements. Based on stock options outstanding on December 31, 2006, approximately $76,000 will be expensed over the weighted average period of 1.6 years.

Management discussed the development and selection of critical accounting estimates and related Management Discussion and Analysis disclosure with the Audit Committee. There were no material changes made to the critical accounting estimates during the periods presented within this report.

OVERVIEW

Executive summary

Throughout 2006, management and the Board of Directors (Board) continued to implement a series of initiatives, as guided by the Corporation’s long-range strategic plan. Our financial performance was strong in 2006, as described in the Financial Highlights section below, even though our net interest margin was under constant pressure as a result of a flat (and sometimes inverted) US treasury yield curve environment. Asset quality remained sound and capital was increased through profitable operations and the issuance of trust preferred debt to support planned balance sheet growth. Selected accomplishments for 2006 included: opening a loan production office in Towson, MD; opening a limited service banking facility at the Shrewsbury Lutheran Retirement Village in Shrewsbury, PA; enhancing brand awareness through advertising, community sponsorships and special events; offering new financial products, including the popular ultimate money market deposit account; improving sales incentive systems as an important component of our focus on service excellence; implementing multi-factor authentication, which provides greater security to our growing client base that uses our internet banking system; and increased operating efficiency by exchanging check images (as opposed to physical checks) for settlement with other participating banks. Also during the year, management laid the foundation for two important initiatives. The first is to restructure the wealth management business to increase sales effectiveness and improve operating efficiency, and the second is to implement remote deposit capture, which will enable our business clients to process check payments at their place of business. Both of these initiatives are scheduled for implementation in the first half of 2007.

In the period ahead, management will remain focused on profitable balance sheet growth, acquiring and nurturing client relationships, branch office expansion, risk management, and increasing noninterest income. Challenges include a continuation of the flat (and sometimes inverted) US treasury yield curve environment, competitive pricing pressures and a slowing housing market.

Financial Highlights

The Corporation earned $5,322,000 or $1.53 per share ($1.49 diluted) for 2006, compared to $4,617,000 or $1.33 per share ($1.30 diluted) for 2005, and $4,008,000 or $1.16 per share ($1.14 diluted) for 2004. For 2006, the $705,000 or 15 percent increase in net income above 2005 was the result of increases in net interest income and noninterest income, which more than offset an increase in noninterest expense.

The $1,819,000 or 11 percent increase in net interest income was primarily the result of an increase in earning assets, principally business loans. Earning assets averaged $471 million and yielded 7.17 percent (tax equivalent basis) for 2006, compared to $401 million and 6.45 percent, respectively, for 2005. While net interest income increased, net interest margin decreased due to increased funding costs, which resulted from a flat (and sometimes inverted) US treasury yield curve environment and competitive pricing pressures. The net interest margin was 3.97 percent for 2006, compared to 4.16 percent for 2005. The $462,000 or 9 percent increase in noninterest income was attributable to increases in income from wealth management and deposit services, which resulted from increased sales and business growth. The $1,408,000 or 10 percent increase in noninterest expense was attributable in part to corporate expansion, principally in 2005, planned staff additions and normal business growth. In June 2006, the Corporation achieved a historic financial milestone when total assets exceeded $500 million. By year-end 2006, total assets were $548 million, an increase of approximately $72 million or 15 percent above year-end 2005. Asset growth occurred primarily in business and consumer loans, which were funded by strong deposit growth, principally money market deposits and floating rate CDs. Quarterly earnings for 2006 and 2005 are shown in Note 18-Quarterly Results of Operations.

Comparatively, net income for 2005 increased $609,000 or 15 percent above 2004, the result of increases in net interest income and noninterest income, which more than offset increases in noninterest expense and loan loss provision. The $2,499,000 or 18 percent increase in net interest income was attributable to an increase in the volume and yield on loans, principally business and consumer loans, and loan fees. The net interest margin was 4.16 percent for 2005, compared to 4.01 percent for 2004. The $377,000 or 8 percent increase in noninterest income was attributable to a larger volume of fees and commissions resulting from increased sales and business growth. The $1,713,000 or 13 percent increase in noninterest expense was largely attributable to corporate expansion, which increased personnel, occupancy and marketing expenses. PeoplesBank opened three full service financial centers and renovated three existing financial centers since July 2004. Personnel expense was also impacted by an increase in performance-based compensation and higher health insurance premiums. Marketing expense was impacted by the cost to develop and partially implement a branding initiative for PeoplesBank. The $355,000 or 85 percent increase in the loan loss provision for 2005 was based in part on the significant increase in commercial and commercial real estate loans, which are inherently more risky than other types of loans. Total assets were $476 million on December 31, 2005, an increase of approximately $68 million or 17 percent above December 31, 2004. Asset growth occurred primarily in business and consumer loans, which were funded by growth in deposits and long-term borrowings.

Annual cash dividends per share, as adjusted, were $.49 for 2006, compared to $.45 for 2005. Two 5 percent stock dividends, which included a special 5 percent stock dividend, were distributed in 2006. Comparatively, one 5 percent stock dividend was distributed in 2005. Book value per share, as adjusted, was $12.21 for year-end 2006, compared to $11.11 for year-end 2005.

Net income as a percentage of average shareholders’ equity (return on equity or ROE), was 13.0 percent for 2006, compared to 12.25 percent for 2005. Net income as a percentage of average total assets (return on assets or ROA), was 1.05 percent for 2006, compared to 1.06 percent for 2005.

At December 31, 2006, nonperforming assets as a percentage of total loans and net foreclosed real estate was 1.09 percent, compared to .28 percent at year-end 2005. Information regarding nonperforming assets is provided in the Risk Management section of this report, including Table 10—Nonperforming Assets. The allowance for loan losses as a percentage of total loans was .77 percent for year-end 2006, compared to .69 percent for year-end 2005. Information regarding the allowance is provided in the Risk Management section of this report, including Tables 11 — Analysis of Allowance for Loan Losses and 12 – Allocation of Allowance for Loan Losses. Based on a recent evaluation of probable loan losses and the current loan portfolio, management believes that the allowance is adequate to support losses inherent in the portfolio at December 31, 2006.

Throughout 2006, the Corporation maintained a capital level well above minimum regulatory quantitative requirements. Currently, there are three federal regulatory definitions of capital that take the form of minimum ratios. Table 9—Capital Ratios, shows that the Corporation and PeoplesBank were well capitalized on December 31, 2006.

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

For analytical purposes, Tables 1, 2, and 3 are presented on a tax equivalent basis to make it easier to compare taxable and tax-exempt assets. Income from tax-exempt assets, primarily loans to or securities issued by state and local governments, is increased by the amount of federal income taxes which would have been incurred if the income was taxable at the statutory rate of 34 percent. Unless otherwise noted, the discussion that follows is based on interest income and interest expense as reported in the consolidated statements of income, not on a tax equivalent basis.

Net interest income for 2006 was $18,242,000, an increase of $1,819,000 or 11 percent above 2005. The increase was primarily the result of an increase in the volume of earning assets. Earning assets averaged $471 million and yielded 7.17 percent (tax equivalent basis) for 2006, compared to $401 million and 6.45 percent, respectively, for 2005. The $71 million or 18 percent increase in earning assets occurred primarily in business loans and secondarily in consumer loans. Rising market interest rates resulted in increases in yields on variable rate business loans, investment securities and overnight investments, which also contributed to the increase in net interest income. Interest bearing liabilities averaged $418 million at an average rate of 3.60 percent for 2006, compared to $352 million and 2.60 percent, respectively, for 2005. The $66 million or 19 percent increase in the average volume of interest bearing liabilities occurred primarily in money market deposits and floating rate CDs. Current period deposit growth was attributable to several factors including the successful introduction of new money market products, the addition of two financial centers in March 2005, and higher market interest rates, which improved returns for bank depositors. Funding costs also increased as a result of issuing $7.2 million in floating rate trust preferred debt in June 2006, as a capital strategy to support planned balance sheet growth.

A flat yield curve, a growing reliance on interest rate sensitive funding sources, and competitive pricing pressures all contributed to the decrease in net interest margin, which was 3.97 percent (tax equivalent basis) for 2006, compared to 4.16 percent for 2005. Net interest margin is net interest income (tax equivalent basis) as a percentage of average earning assets. In the period ahead, management expects that growth in net interest income will remain constrained by the flat or inverted US treasury yield curve environment and competitive pricing pressures.

Comparatively, net interest income for 2005 was $16,423,000, an increase of $2,499,000 or 18 percent above 2004. The increase was primarily the result of an increase in loan volume, although an increase in loan yields and fees also contributed. Earning assets averaged $401 million and yielded 6.45 percent (tax equivalent basis) for 2005, compared to $353 million and 5.86 percent, respectively, for 2004. The

$47 million or 13 percent increase in earning assets occurred primarily in business loans and secondarily in consumer loans. Interest bearing liabilities averaged $352 million at an average rate of 2.60 percent for 2005, compared to $314 million and 2.08 percent, respectively, for 2004. The $38 million or 12 percent increase in the average volume of interest bearing liabilities occurred somewhat evenly between long-term debt, interest bearing demand deposits and time deposits. The net interest margin, on a tax equivalent basis, was 4.16 percent for 2005, compared to 4.01 percent for 2004.

Table 1-Net Interest Income (tax equivalent basis)

(dollars in thousands)	2006	2005	2004	2003	2002	5 Year CAGR*

Total interest income	$33,319	$25,572	$20,469	$19,964	$20,674	8.1%
Tax equivalent adjustment	482	257	231	238	277	n/a

Adjusted total interest income	33,801	25,829	20,700	20,202	20,951	8.1%
Total interest expense	15,077	9,149	6,545	6,898	8,907	-6.8%

Net interest income	$18,724	$16,680	$14,155	$13,304	$12,044	9.3%

Average earning assets	$471,251	$400,632	$353,390	$322,391	$310,431	10.4%
Average interest bearing liabilities	$418,353	$351,949	$314,398	$290,405	$281,062	10.2%

Yield on earning assets	7.17%	6.45%	5.86%	6.27%	6.75%
Rate on interest bearing liabilities	3.60%	2.60%	2.08%	2.38%	3.17%

Interest rate spread	3.57%	3.85%	3.78%	3.89%	3.58%
Net interest margin	3.97%	4.16%	4.01%	4.13%	3.88%

*	Compound annual growth rate (CAGR) is the average annual rate of growth over the five-year period beginning in 2001.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Year ended December 31,		2006 compared to 2005
(dollars in thousands)	2006	2005	Increase (Decrease)	Volume	Rate

Interest Income
Interest bearing deposits with banks	$10	$5	$5	$1	$4
Federal funds sold	521	130	391	227	164
Securities, taxable	2,699	2,530	169	(265)	434
Securities, tax-exempt	1,104	675	429	533	(104)
Loans, taxable	29,156	22,407	6,749	4,130	2,619
Loans, tax-exempt	311	82	229	280	(51)

Total interest income	33,801	25,829	7,972	4,906	3,066
Interest Expense
Interest bearing deposits
NOW, money market	4,829	1,940	2,889	427	2,462
Savings	116	113	3	(7)	10
Time deposits less than $100,000	5,746	4,040	1,706	602	1,104
Time deposits $100,000 or more	2,075	1,162	913	495	418
Short-term borrowings	133	73	60	9	51
Long-term debt	2,178	1,821	357	244	113

Total interest expense	15,077	9,149	5,928	1,770	4,158

Net interest income	$18,724	$16,680	$2,044	$3,136	$(1,092)

	Year ended December 31,		2005 compared to 2004
(dollars in thousands)	2005	2004	Increase (Decrease)	Volume	Rate

Interest Income
Interest bearing deposits with banks	$5	$2	$3	$—	$3
Federal funds sold	130	44	86	—	86
Securities, taxable	2,530	2,412	118	(45)	163
Securities, tax-exempt	675	638	37	78	(41)
Loans, taxable	22,407	17,562	4,845	3,005	1,840
Loans, tax-exempt	82	42	40	5	35

Total interest income	25,829	20,700	5,129	3,043	2,086
Interest Expense
Interest bearing deposits
NOW, money market	1,940	827	1,113	64	1,049
Savings	113	71	42	12	30
Time deposits less than $100,000	4,040	3,553	487	125	362
Time deposits $100,000 or more	1,162	857	305	207	98
Short-term borrowings	73	31	42	18	24
Long-term debt	1,821	1,206	615	657	(42)

Total interest expense	9,149	6,545	2,604	1,083	1,521

Net interest income	$16,680	$14,155	$2,525	$1,960	$565

Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate. Taxable loans include net loan fees of $1,253,000 in 2006, $1,178,000 in 2005, and $917,000 in 2004.

Table 3-Average Balances and Interest Rates (tax equivalent basis)

	2006			2005			2004
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$171	$10	5.85%	$143	$5	3.50%	$162	$2	1.23%
Federal funds sold	9,992	521	5.21	3,640	130	3.57	3,639	44	1.21
Investment securities
Taxable	56,061	2,699	4.81	62,615	2,530	4.04	63,806	2,412	3.78
Tax-exempt	17,420	1,104	6.34	9,734	675	6.93	8,668	638	7.36

Total investment securities	73,481	3,803	5.18	72,349	3,205	4.43	72,474	3,050	4.21

Loans
Taxable (1)	383,098	29,156	7.61	323,479	22,407	6.93	276,211	17,562	6.36
Tax-exempt	4,509	311	6.90	1,021	82	8.03	904	42	4.65

Total loans	387,607	29,467	7.60	324,500	22,489	6.93	277,115	17,604	6.35

Total earning assets	471,251	33,801	7.17	400,632	25,829	6.45	353,390	20,700	5.86
Other assets (2)	36,575			35,216			36,006

Total assets	$507,826			$435,848			$389,396

Liabilities and Shareholders’ Equity
Interest bearing deposits
NOW, money market	$171,693	$4,829	2.81%	$140,698	$1,940	1.38%	$130,524	$827	0.63%
Savings	19,428	116	0.60	20,709	113	0.55	17,773	71	0.40
Time deposits less than $100,000	135,968	5,746	4.23	118,328	4,040	3.41	114,320	3,553	3.11
Time deposits $100,000 or more	45,795	2,075	4.53	32,105	1,162	3.62	25,848	857	3.32

Total interest bearing deposits	372,884	12,766	3.42	311,840	7,255	2.33	288,465	5,308	1.84
Short-term borrowings	2,857	133	4.66	2,534	73	2.88	1,613	31	1.92
Long-term debt	42,612	2,178	5.11	37,575	1,821	4.85	24,320	1,206	4.96

Total interest bearing liabilities	418,353	15,077	3.60	351,949	9,149	2.60	314,398	6,545	2.08

Noninterest bearing deposits	45,621			43,452			37,205
Other liabilities	2,870			2,763			2,880
Shareholders’ equity	40,982			37,684			34,913

Total liabilities and shareholders’ equity	$507,826			$435,848			$389,396

Net interest income		$18,724			$16,680			$14,155

Interest rate spread			3.57%			3.85%			3.78%

Net interest margin			3.97%			4.16%			4.01%

(1)	Interest includes net loan fees of $1,253,000 in 2006, $1,178,000 in 2005 and $917,000 in 2004.
(2)	Average balance includes average nonaccrual loans of $3,721,000 in 2006, $686,000 in 2005, and $1,022,000 in 2004.

Provision for Loan Losses

The provision for loan losses is an expense charged to earnings to address estimated losses attributable to uncollectible loans. The provision reflects management’s judgment of an appropriate level for the allowance for loan losses. The Risk Management section, including Tables 10 – Nonperforming Assets, 11 – Analysis of Allowance for Loan Losses, and 12 – Allocation of Allowance for Loan Losses, of this report, provides detailed information about the allowance, provision and credit risk. For 2006, the provision expense for loan losses was $650,000, compared to $775,000 for 2005 and $420,000 for 2004. The current period provision was based on management’s assessment of overall credit quality, loan growth, particularly commercial and commercial real estate loans, which are inherently more risky than other types of loans, and macro-economic factors. Macro-economic factors included heightened energy costs and market interest rates, and a downturn in the real estate market, which could portend debt service problems for some of our borrowers.

As reported on Form 8-K, filed by Codorus Valley on February 13, 2007, PeoplesBank received a check for approximately $839,000. The check represented PeoplesBank’s portion of a $12 million restitution fund created in settlement of a claim by the United States Department of Justice against the Bank of New York. The check partially reimbursed PeoplesBank for loan losses that were incurred in 2002 and 2003 that pertained to a group of related equipment leasing contracts that PeoplesBank acquired from a third-party broker who designated Bank of New York as escrow agent for payments under these contracts. Management plans to recognize this recovery as a credit to the loan loss provision in the first quarter of 2007.

Noninterest Income

The following table presents the components of total noninterest income for each of the past three years. A key operating strategy is to increase noninterest or fee based income by offering new services, enhancing traditional services and expanding sales into new geographic markets.

Table 4-Noninterest Income

(dollars in thousands)	2006	2005	2004

Trust and investment services fees	$1,255	$1,147	$1,076
Service charges on deposit accounts	1,870	1,638	1,501
Mutual fund, annuity and insurance sales	1,349	1,156	930
Income from bank owned life insurance	263	269	262
Other income	485	507	503
Gain on sales of mortgages	323	372	316
(Loss) gain on sales of securities	(80)	(86)	38

Total noninterest income	$5,465	$5,003	$4,626

The discussion that follows addresses changes in noninterest income.

Trust and investment services fees—For 2006, trust fees increased $108,000 or 9 percent above 2005. Comparatively, 2005 trust fees increased $71,000 or 7 percent above 2004. The increase for both periods was attributable to business growth.

Service charges on deposit accounts—For 2006, service charges on deposits increased $232,000 or 14 percent above 2005. Comparatively, 2005 service charges increased $137,000 or 9 percent above 2004. The increase for both periods was due to an increase in the volume of transactions and number of accounts. Check card (debit card) interchange income and overdraft fees continued to trend up in response to increased customer usage.

Mutual fund, annuity and insurance sales—For 2006, commissions from the sale of mutual funds, annuities and insurance products increased $193,000 or 17 percent above 2005. Comparatively, 2005 commissions increased $226,000 or 24 percent above 2004. The increase for both periods was due to increased sales volume.

Other income—Other income is comprised of many fees including, but not limited to: real estate settlement fees, ATM fees (from non-customers using PeoplesBank’s ATMs), safe deposit box rental fees, credit card merchant fees, checking supplies fees, wire transfer fees and internet banking fees. For 2006, other income decreased $22,000 or 4 percent below 2005 due primarily to a $34,000 decrease in real estate settlement services, which resulted in part from a downturn in the real estate market and competition. The current period also contained a nonrecurring gain of $45,000 from the sale of two small parcels of land, totaling .3 acre, to the local township for a road throughway. One parcel was held by Codorus Valley Bancorp, Inc. and the other was held by its subsidiary, PeoplesBank. Other income for 2005 was approximately the same as 2004.

Gain on sales of mortgages—For 2006, gains on sales of mortgages decreased $49,000 or 13 percent below 2005 due to a decline in originations and sales. Mortgage banking operations in the current period was adversely affected by a downturn in the residential real estate market. Comparatively, 2005 gains increased $56,000 or 18 percent above 2004 due to an increase in the volume of mortgage loan originations and sales.

(Loss) gain on sales of securities—For 2006 and 2005 the Corporation recognized losses of ($80,000) and ($86,000), respectively, from the sale of securities in connection with an “investment swap.” A swap entails selling low yielding investments at a loss (investments purchased in a low interest rate environment) and replacing them with higher yielding investments, which increases portfolio yield and interest income in future periods.

Noninterest Expense

The following table presents the components of total noninterest expense for each of the past three years.

Table 5-Noninterest Expense

(dollars in thousands)	2006	2005	2004

Personnel	$9,080	$8,163	$7,077
Occupancy of premises, net	1,368	1,311	1,074
Furniture and equipment	1,350	1,241	1,182
Postage, stationery and supplies	410	468	412
Professional and legal	277	326	294
Marketing and advertising	589	698	478
Other	2,816	2,275	2,252

Total noninterest expense	$15,890	$14,482	$12,769

The discussion that follows addresses changes in noninterest expense. Generally, corporate expansion in the form of financial center additions and normal business growth were principal expense drivers for all three years. PeoplesBank opened two financial centers in 2005 and one in 2004. Additionally, several existing financial centers were renovated over the past three years to better serve our cliental.

Personnel—For 2006, personnel expense, comprised of wages, payroll taxes and employee benefits, increased $917,000 or 11 percent above 2005 due primarily to planned staff additions to support business growth. Comparatively, 2005 increased $1,086,000 or 15 percent above 2004 due to planned staff additions associated with financial center expansion and increases in performance based compensation and health care insurance premiums.

Occupancy of premises, net—For 2006, occupancy of premises expense increased $57,000 or 4 percent above 2005 due in part to a full year’s impact of financial center expansion in the prior year. Comparatively, 2005 increased $237,000 or 22 percent above 2004 due to financial center expansion and renovation, and increases in energy expense and real estate taxes.

Furniture and equipment—For 2006, furniture and equipment expense increased $109,000 or 9 percent above 2005 due in part to financial center expansion and renovation in the prior period. Current period expense was also impacted by the timing of ATM maintenance contracts and a bulk replacement of personal computers. Comparatively, 2005 increased $59,000 or 5 percent above 2004 due primarily to financial center expansion and renovation.

Postage, stationery and supplies—For 2006, postage, stationery and supplies expense category decreased $58,000 or 12 percent below 2005. Stationery and supplies expense for 2005 was higher than normal due to franchise expansion and implementation of a branding initiative (new logo) for PeoplesBank. Comparatively, 2005 increased $56,000 or 14 percent above 2004.

Professional and legal—For 2006, professional and legal expense decreased $49,000 or 15 percent below 2005 due to the settlement of two unrelated lawsuits that arose from routine bank business. Both lawsuits were settled by early January 2006, which curtailed further legal expense. One of the lawsuits also resulted in a $35,000 reimbursement to PeoplesBank in 2006 for legal expenses that it incurred in a prior period. While legal expense decreased in the current period the consulting expense component increased $66,000 or 77 percent above 2005 due in part to third party assistance to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Comparatively, 2005 professional and legal expense increased $32,000 or 11 percent above 2004 due primarily to an increase in legal expense from the aforementioned lawsuits.

Marketing and advertising—For 2006, marketing and advertising expense decreased $109,000 or 16 percent below 2005. Expense for 2005 was relatively high due to the cost of developing and implementing a strategic branding initiative for PeoplesBank, coupled with costs to promote the addition of two financial centers. Comparatively, 2005 increased $220,000 or 46 percent above 2004 for the reasons previously described.

Other— For 2006, other expense, which is comprised of many underlying expenses, increased $541,000 or 24 percent above 2005. The increase was primarily the result of increases in problem loan and foreclosed real estate carrying costs, miscellaneous expense, ATM/point-of-sale processing costs, employee training, Pennsylvania shares tax, and normal business growth. Current period problem loan and foreclosed real estate carrying costs increased $192,000 above 2005, due primarily to the recognition of an unusually large $151,000 gain from the sale of loan collateral in 2005. The level of current period expense also reflected a larger portfolio of nonaccrual loans. Current period miscellaneous expense reflected the recognition of two non-recurring expenses. The first was a $62,000 loss (charge-off) on architectural drawings for a branch office prototype that did not materialize. The second was a $35,000 expense for services to create a manuscript of the history of PeoplesBank, which management plans to use for client appreciation and promotional purposes. Current period ATM/point of sale processing costs increased $53,000 due to an increase in transaction volume, deposit account growth and branch office and ATM expansion. Current period employee training expense increased $46,000 above 2005 due to management’s commitment to service quality. Current period Pennsylvania shares tax (before state tax credits from charitable donations) increased $31,000 above 2005 due to normal business growth. The other expense category remained relatively stable for 2005 and 2004.

In the period ahead, it is probable that noninterest expense will increase as a result of planned franchise expansion, financial center renovations and regulatory compliance. Effective January 1, 2007, the Federal Deposit Insurance Corporation (FDIC) created a new risk framework of four risk categories and established assessment rates to coincide with each category. Assessment rates for Risk Category I institutions, which is likely to include PeoplesBank, will range from 5 to 7 basis points. The FDIC also approved a one-time assessment credit for banks in existence on December 31, 1996, that paid a deposit insurance assessment prior to that date. Management believes that the one-time credit will more than offset the new FDIC assessment cost for 2007.

Income Taxes

The provision for income taxes was $1,845,000 for 2006, an increase of $293,000 or 19 percent above 2005 due to a 16 percent increase in pretax income. Comparatively, 2005 increased $199,000 or 15 percent above 2004 due to a 15 percent increase in pretax income. For 2006, the Corporation recognized $317,000 in tax benefits, principally tax credits, compared to $330,000 for 2005 and $260,000 for 2004 from investments in low-income housing partnerships. The increase in tax credits for 2005 compared to 2004 reflected a full year’s impact of investment in a low-income housing development known as Village Court. In June 2004, the Corporation began to recognize pro-rated credits as rental units in this development were constructed and leased to qualified tenants. For all three years, the Corporation’s marginal federal income tax rate was 34 percent, compared to an effective tax rate of 26 percent for 2006 and 25 percent for years 2005 and 2004.

BALANCE SHEET REVIEW

Federal funds sold

On December 31, 2006, federal funds sold, i.e., overnight investments, were $24 million, compared to $0 for year-end 2005. The increase in federal funds sold was caused primarily by an increase in liquidity from strong deposit growth throughout the current period as described within the Deposits section of this report.

Investment Securities

The investment securities portfolio is an interest earning asset, second in size to the loan portfolio. Investment securities serve as an important source of revenue and liquidity, and as collateral for public and trust deposits. The investment securities portfolio is managed to comply with the Corporation’s Investment Securities Policy, and accounted for in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

On December 31, 2006, the securities available-for-sale portfolio totaled $71.5 million, which reflected a $13 million or 23 percent increase from year-end 2005. The increase occurred primarily from the purchase of high quality, tax-exempt municipal bonds with maturities that range from 8 to 20 years. Decisions to purchase or sell securities are based on an assessment of current economic and financial conditions, including the interest rate environment, liquidity and income requirements. Securities available-for-sale are limited to high quality debt instruments as shown in Note 3—Securities Available-for-Sale and Held-to-Maturity. Note 3 shows that unrealized losses for this portfolio exceeded unrealized gains for year-end 2006 due to rising market interest rates. Table 6—Analysis of Investment Securities shows that the available-for-sale portfolio had a yield of 4.92 percent with an average maturity of 4.8 years on December 31, 2006, compared to 4.28 percent and 3.1 years, respectively, on December 31, 2005. The increase in yield reflected higher market interest rates and an investment focus on municipal bonds with relatively longer maturities and higher yields.

Securities classified as held-to-maturity, recorded at amortized cost, reflect management’s intent and the Corporation’s ability to hold these instruments to maturity. On December 31, 2006, securities held-to-maturity totaled $7.5 million, compared to $9.1 million for year-end 2005. The decrease in the portfolio balance was the result of two bonds being called by issuers exercising their call options. The held-to-

maturity portfolio for both years consisted of fixed rate, long-term preferred stock (trust preferreds) issued by commercial bank holding companies. These trust preferreds are junior subordinated debt, that pays interest semi-annually, are callable in 2007 and thereafter, and mature in years 2026-2028. Table 6 shows that the portfolio has a weighted average yield of 8.59 percent and a weighted average remaining maturity of 19 years as of December 31, 2006. Approximately $4.6 million, held by PeoplesBank, are rated investment grade by a national rating service. The remaining $2.9 million, held by the bank holding company, are either not rated or rated below investment grade, and limited to $500,000 per issuer. In the period ahead, it is probable that more high yielding trust preferred investments will be called by issuers based on the current level of market interest rates. If this occurs, the call will be at a premium; however, reinvestment yields are expected to be much lower.

Table 6-Analysis of Investment Securities (amortized cost basis)

	December 31, 2006 Maturity Distribution
(dollars in thousands)	One year or less	One through five years	Five through ten years	After ten years	Total	Average maturity	Weighted average yield(1)

Available-for-sale
U.S. agencies(2)	$11,000	$32,007	$1,456	$—	$44,463	2.1 years	4.14%
State and municipal	736	4,509	16,346	5,806	27,397	9.1 years	6.20%

Total	$11,736	$36,516	$17,802	$5,806	$71,860	4.8 years	4.92%

Percentage of total	16.33%	50.82%	24.77%	8.08%	100.00%
Weighted average yield	3.54%	4.63%	6.00%	6.78%	4.92%

Held-to-maturity
Corporate trust preferreds	$524	$—	$—	$6,979	$7,503	18.9 years	8.59%

Percentage of total	6.98%	0.00%	0.00%	93.02%	100.00%
Weighted average yield	11.65%	0.00%	0.00%	8.37%	8.59%

(1)	Yields were based on amortized cost basis. Additionally, yields on tax-exempt obligations were computed on a tax equivalent basis using a 34% tax rate.
(2)	U.S. agency mortgage-backed securities are included in the maturity categories based on average expected life.

Loans

On December 31, 2006, total loans were $406 million, an increase of approximately $37 million or 10 percent above year-end 2005. Table 7 presents the composition of total loans on a comparative basis for five year-end periods. The table shows a clear trend of growth and corporate emphasis on commercial lending. At year-end 2006, commercial loans increased $28 million or 10 percent above year-end 2005, while consumer loans increased $9 million or 11 percent. During 2006, PeoplesBank’s mortgage banking staff focused on originating and selling residential mortgages without retaining servicing rights. These loans are classified on the balance sheet as loans held for sale and reported at the lower of cost or fair value. On December 31, 2006, loans held for sale were $1.7 million, representing a slight increase above year-end 2005.

Table 7-Loan Portfolio Composition

	December 31,
(dollars in thousands)	2006	%	2005	%	2004	%	2003	%	2002	%

Commercial, industrial and
agricultural	$218,673	53.9	$207,545	56.4	$189,658	63.5	$163,676	62.9	$161,425	69.0
Real estate – construction
and land development	91,414	22.5	74,478	20.2	35,395	11.9	28,147	10.8	20,596	8.8

Total commercial related loans	310,087	76.4	282,023	76.6	225,053	75.4	191,823	73.7	182,021	77.8

Real estate – residential
mortgages	31,509	7.8	26,190	7.1	24,954	8.3	25,134	9.7	24,803	10.6
Installment	63,977	15.8	59,896	16.3	48,664	16.3	43,249	16.6	27,136	11.6

Total consumer related loans	95,486	23.6	86,086	23.4	73,618	24.6	68,383	26.3	51,939	22.2

Total loans	$405,573	100.0	$368,109	100.0	$298,671	100.0	$260,206	100.0	$233,960	100.0

Table 8—Selected Loan Maturities and Interest Rate Sensitivity shows that, at December 31, 2006, the commercial loan portfolio was comprised of $179 million or 58 percent in fixed rate loans and $131 million or 42 percent in floating or adjustable rate loans. Comparatively, the mix was 56/44 on December 31, 2005. The slight increase in the proportion of fixed rate commercial loans for 2006 was the result of rising market interest rates, as borrowers locked in their financing costs before further rate increases. Floating rate loans reprice periodically with changes in the Wall Street Journal (WSJ) prime rate and LIBOR. Adjustable rate loans reprice at annual intervals based on the US treasury yield curve. Additional loan information can be found in Note 4—Loans, and within the Risk Management section of this report.

Table 8-Selected Loan Maturities and Interest Rate Sensitivity

	December 31, 2006 Maturity Distribution
(dollars in thousands)	1 year or less	1-5 years	over 5 years	Total

Commercial, industrial and agricultural	$38,093	$43,285	$137,295	$218,673
Real estate-construction and land development	55,748	27,948	7,718	91,414

Total commercial related loans	$93,841	$71,233	$145,013	$310,087

Fixed interest rates	$22,367	$33,770	$122,788	$178,925
Floating or adjustable interest rates	71,474	37,463	22,225	131,162

Total commercial related loans	$93,841	$71,233	$145,013	$310,087

Other Assets

Included in other assets are PeoplesBank’s investments in real estate partnerships and life insurance. On December 31, 2006, the carrying value of investments in two unrelated real estate partnerships totaled $3.6 million, compared to $4.1 million at year-end 2005. The purpose of these partnerships is to provide low cost housing to qualified families. PeoplesBank’s role in these real estate partnerships is solely as an investor, whose return is in the form of federal tax credits, which will be realized over a specified number of years. Also included in other assets is an investment in life insurance policies on a select group of employees and directors. This investment is carried at the cash surrender value of the underlying policies. The cash surrender value was approximately $7.9 million on December 31, 2006, compared to approximately $7.7 million on December 31, 2005. Additional information about investment in real estate partnerships and bank owned life insurance can be found in Note 1 under the appropriate subheadings.

Funding

Deposits

Deposits are the principal source of funding for earning assets. On December 31, 2006, total deposits were $457 million, an increase of $71 million or 19 percent above year-end 2005. The increase in deposits, which reflected the continuation of a long trend of successful sales efforts, occurred primarily within the money market and CD categories. The increase in money market deposits was primarily the result of a new money market product, which was priced competitively and heavily promoted. CD growth occurred primarily in variable rate CDs, which re-price weekly based on the one year US treasury bond rate. The trend of rising short-term market interest rates, since July 2004, was a factor in overall deposit growth and product selection by bank customers. The increase was also attributable in part to the addition of two financial centers in March of 2005. The average rate paid on interest bearing deposits was 3.42 percent for 2006, compared to 2.33 percent for 2005. A comparative breakdown of deposits is located in Note 8—Deposits. On December 31, 2006, the balance of certificates of deposit $100,000 and above was $56 million. Of this total, $10 million mature in three months, $9 million mature after three months but within six months, $24 million mature after six months but with twelve months, and the remaining $13 million mature beyond twelve months.

Short-term Borrowings and Long-term Debt

In order to meet short-term funding needs, PeoplesBank may borrow from larger correspondent banks in the form of federal funds purchased. It also can use credit available at the Federal Home Loan Bank of Pittsburgh (FHLBP). Interest rates are established daily based on prevailing market conditions for overnight funds. On December 31, 2006, PeoplesBank had no outstanding short-term borrowings, compared to $9.8 million on December 31, 2005. Overnight borrowings for year-end 2005 temporarily funded an increase in commercial loan volume.

Long-term debt is a primary funding source for asset growth. On December 31, 2006, long-term debt was $45.3 million, compared to $39.7 million for year-end 2005. During June 2006, Codorus Valley issued $7.2 million in trust preferred debt securities to provide capital to support planned corporate growth. This obligation has a 30-year maturity, but is callable at quarterly intervals after the fifth year. The interest rate is variable tied to the 3-month LIBOR rate plus 154 basis points. A listing of outstanding long-term debt obligations is provided in Note 9—Short-term Borrowings and Long-term Debt. Generally, funds for the payment of long-term debt come from operations and refinancings.

PeoplesBank’s maximum borrowing capacity, as established quarterly by the FHLBP, was approximately $117 million as of September 30, 2006, the most recent available date. On December 31, 2006, PeoplesBank had approximately $33 million outstanding on its account with the FHLBP at an average rate of 4.49 percent.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity, or capital, is a source of funds enabling the Corporation to maintain asset growth and absorb losses. Capital adequacy can be negatively affected by a multitude of factors, including: corporate expansion, balance sheet growth, losses, dividend policy, and regulatory mandates, among others. Total shareholders’ equity was $42.8 million on December 31, 2006, compared to $38.7 million for year-end 2005. The increase in equity was primarily attributable to profitable operations.

The Corporation typically pays cash dividends on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other factors. Annual cash dividends per common share totaled $.49 for 2006 and $.45 for 2005. All per share amounts were adjusted for stock dividends.

Periodically, the Corporation distributes stock dividends as an additional means of enhancing long-term shareholder value. For 2006, the Corporation distributed a 5 percent stock dividend in June, followed by a special 5 percent stock dividend in December. Comparatively, the Corporation distributed a 5 percent stock dividend in June of 2005 and 2004. Distribution of these stock dividends resulted in the issuance of 324,038 additional common shares in 2006, 149,593 in 2005 and 141,672 in 2004. The weighted average number of shares of common stock outstanding, adjusted for stock dividends, was 3,489,229 for 2006, 3,475,192 for 2005, and 3,453,571 for 2004.

As disclosed in this report, the Corporation maintains various employee, director and shareholder benefit plans that could result in the issuance of its common stock. Information regarding these plans can be found in Note 11-Benefit Plans and Note 12-Stock-Based Compensation to the consolidated financial statements. On February 20, 2007, the Corporation filed a Form 8-K to disclose the adoption of the 2007 Long-Term Incentive Compensation Plan (LTIP). The LTIP is designed to provide stock-based awards to officers, directors and other key employees. Also in February 2007, the Corporation established the 2007 Employee Stock Purchase Plan to provide eligible employees with a convenient method of purchasing company stock at a discount. Both of these plans, which will be disclosed in the 2007 Proxy Statement, are subject to shareholder approval at the annual meeting of shareholders to be held May 15, 2007.

On October 14, 2004, the Corporation issued a press release, which was also filed on a Form 8-K, announcing that its Board of Directors authorized the purchase, in open market and privately negotiated transactions, of up to 4.9 percent or approximately 146,000 shares of its then outstanding common stock. As of December 31, 2006, the Corporation had not acquired any of its common stock under the authorization reported in October 2004.

The Corporation and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Table 9. Table 9 provides a comparison of the Corporation’s and PeoplesBank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirement for the periods indicated. The Corporation issued $7.2 million in trust preferred debt securities in June 2006 and $3.1 million in November 2004, which are included in Tier 1 capital for regulatory capital purposes, to support business growth.

Table 9-Capital Ratios

(dollars in thousands)	Ratios at December 31,		Federal Minimum Required	Federal Well Capitalized	Capital * at December 31,
	2006	2005			2006	2005

Tier 1 risk-based capital			4.00%	6.00%
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	11.99%	10.61%			$52,587	$41,658
PeoplesBank	11.12	9.62			48,130	37,201

Total risk-based capital			8.00%	10.00%
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	12.71%	11.26%			$55,713	$44,196
PeoplesBank	11.84	10.28			51,256	39,739

Leverage			4.00%	5.00%
(Tier 1 capital as a percentage of average total assets)
Codorus Valley Bancorp, Inc. (consolidated)	9.83%	9.57%			$52,587	$41,658
PeoplesBank	9.09	8.66			48,130	37,201

*	Net unrealized gains and losses on securities available-for-sale, net of taxes, are disregarded for capital ratio computation purposes in accordance with federal regulatory banking guidelines.

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

Credit Risk Management

The Corporation emphasizes the management of credit risk. To support this objective a sound lending policy framework has been established. This framework includes six basic policies that guide the lending process and minimize risk. First, the Corporation follows detailed written lending policies and procedures. Second, lending authority is granted commensurate with dollar amount, loan type, level of risk, and loan officer experience. Third, loan review committees function at both the senior lending officer level and the board level to review and approve loans that exceed preestablished dollar thresholds and/or meet other criteria. Fourth, the Corporation directly lends mainly within its primary geographical market area, York County, Pennsylvania and northern Maryland. Although this focus may pose a geographical concentration risk, the diverse local economy and employee knowledge of customers minimizes this risk. Fifth, the loan portfolio is diversified to prevent dependency upon a single customer or small group of related customers. And sixth, the Corporation does not lend to foreign countries or persons residing therein.

In addition to a comprehensive lending policy, numerous internal reviews of loan and foreclosed real estate portfolios occur throughout the year. In addition to internal controls, loan portfolios are reviewed by independent auditors in connection with their annual financial statement audit and are examined periodically by bank regulators.

One component of the internal credit risk review is the identification and management of industry concentrations, defined as greater than 10 percent of the total loan portfolio. At year-end 2006, the Corporation had one industry concentration that exceeded 10 percent of the total loan portfolio, real estate construction and land development, which was 22.5 percent of the portfolio. Comparatively, at year-end 2005, real estate construction and land development was 20.2 percent of the portfolio, and commercial real estate leasing was 11.0 percent of the portfolio. Commercial leasing pertains to borrowers who lease real estate for business purposes. Loans to borrowers within these industries are usually collateralized by real estate.

Nonperforming Assets

Table 10—Nonperforming Assets, presents asset categories posing the greatest risk of loss. Management generally places a loan on nonaccrual status and ceases accruing interest income when loan payment performance is unsatisfactory and the loan is past due 90 days or more. Loans past due 90 days or more and still accruing interest, are contractually past due, but well collateralized and in the process of collection. The final category, foreclosed real estate, is real estate acquired to satisfy debts owed to PeoplesBank. Table 10 also provides a summary of nonperforming assets and related ratios. The paragraphs below explain significant changes in the aforementioned categories for December 31, 2006, compared to December 31, 2005.

Table 10-Nonperforming Assets

	December 31,
(dollars in thousands)	2006	2005	2004	2003	2002

Nonaccrual loans	$4,368	$1,034	$622	$516	$5,051
Accruing loans that are contractually past due
90 days or more as to principal or interest	4	—	19	49	453
Foreclosed real estate, net of allowance	38	7	1,535	1,326	465

Total nonperforming assets	$4,410	$1,041	$2,176	$1,891	$5,969

Ratios
Nonaccrual loans as a % of total year-end loans	1.08%	0.28%	0.21%	0.20%	2.16%

Nonperforming assets as a % of total year-end
loans and net foreclosed real estate	1.09%	0.28%	0.72%	0.72%	2.55%

Nonperforming assets as a % of total year-end stockholders’ equity	10.31%	2.69%	6.05%	5.60%	18.52%

Allowance for loan losses as a multiple of nonaccrual loans	.7x	2.5x	3.0x	3.3x	.3x

On December 31, 2006, nonaccrual loans consisted of collateralized business and mortgage loans, and consumer loans. The Corporation recognizes interest income on a cash basis for nonaccrual loans. On December 31, 2006, the nonaccrual loan portfolio was $4,368,000, compared to $1,034,000 on December 31, 2005. The $3,334,000 increase was attributable to the addition of two unrelated business loans with outstanding principal balances at year-end 2006 of $2,624,000 and $530,000, respectively. In management’s judgment, the $2,624,000 loan, which has matured, is adequately secured both by collateral (based on a recent independent appraisal), and personal guarantees, which should ensure the ultimate recovery of interest and principal in full. The net realizable value of the collateral for the $530,000 loan was deemed insufficient. Accordingly, management has established a $90,000 loss allowance for this account. On December 31, 2006, nonaccrual loans were comprised of 19 unrelated accounts ranging in size from $1,000 to $2,624,000. Management and the Board of Directors evaluate the adequacy of the allowance for loan losses at least quarterly. Collection efforts, including modification of contractual terms for individual accounts based on prevailing market conditions and liquidation of collateral assets, are being employed to maximize recovery.

Foreclosed real estate, net of allowance, was $38,000 on December 31, 2006, compared to $7,000 on December 31, 2005. The increase was attributable to the acquisition of a property in satisfaction of a delinquent mortgage loan. In January 2007, this property was sold resulting in a principal loss of approximately $1,800. The provision expense for foreclosed real estate, due to declines in the fair value of individual assets, was $0 for 2006, compared to $17,000 for 2005 and $19,000 for 2004.

On December 31, 2006, there were approximately $1.9 million in potential problem loans closely monitored by management. Potential problem loans consist of loans for which management has doubts as to the ability of the borrower to comply with present repayment terms, and which were not disclosed in Table 10. A loss allowance is established for those potential problem loans that in management’s judgment were inadequately collateralized. Comparatively, management was monitoring approximately $10 million in potential problem loans on December 31, 2005.

Allowance for Loan Losses

Although the Corporation maintains sound credit policies, certain loans deteriorate and must be charged off as losses. The allowance for loan losses is maintained to absorb losses inherent in the portfolio at December 31, 2006. The allowance is increased by provisions charged to expense and is reduced by loan charge-offs, net of recoveries. The allowance is based upon management’s continuous evaluation of the loan portfolio coupled with a formal review of adequacy on a quarterly basis, which is subject to review and approval by the Board. In analyzing the adequacy of the allowance, management considers the results of internal and external credit reviews, past loss experience, changes in the size and composition of the loan portfolio, adequacy of collateral, general economic conditions and the local business outlook. All of these factors are susceptible to significant change. Determining the level of the allowance for probable loan losses at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which are often subjective and fluid. Table 11 presents an analysis of the activity in the allowance for loan losses over a five-year period. Table 12 presents an allocation of the allowance for loan losses by major loan category. The unallocated component of the allowance for loan losses represents probable losses inherent in the portfolio that are not fully captured in the allocated allowance analyses, such as: industry concentrations, imprecision in the loan risk evaluation process and current economic factors.

The allowance was $3,126,000 or .77 percent of total loans on December 31, 2006, compared to $2,538,000 and .69 percent, respectively, on December 31, 2005. The $588,000 or 23 percent increase in the allowance was based on management’s estimate to bring the allowance to a level reflective of risk in the portfolio, loan growth, and macro-economic factors such as the heightened level of energy costs and interest rates, and a downturn in the real estate market. These factors contributed to an increase in the unallocated component in 2006 as noted in Table 12. Based on a recent evaluation of probable loan losses in the current portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on December 31, 2006.

Table 11-Analysis of Allowance for Loan Losses

(dollars in thousands)	2006	2005	2004	2003	2002

Balance – beginning of year	$2,538	$1,865	$1,694	$1,515	$1,898
Provision charged to operating expense	650	775	420	553	515
Loans charged off
Commercial	104	34	336	684	1,100
Real estate-mortgage	27	99	30	—	7
Consumer	19	80	111	86	78

Total loans charged off	150	213	477	770	1,185
Recoveries
Commercial	58	74	216	370	274
Real estate-mortgage	3	2	1	—	—
Consumer	27	35	11	26	13

Total recoveries	88	111	228	396	287

Net charge-offs	62	102	249	374	898

Balance – end of year	$3,126	$2,538	$1,865	$1,694	$1,515

Ratios
Net charge-offs as a % of average total loans	0.02%	0.03%	0.09%	0.15%	0.39%
Allowance for loan losses as a % of total loans	0.77%	0.69%	0.62%	0.65%	0.65%
Allowance for loan losses as a % of nonaccrual loans and loans past due 90 days or more	71%	245%	291%	300%	28%

Table 12-Allocation of Allowance for Loan Losses

	December 31,
	2006		2005		2004		2003		2002
(dollars in thousands)	Amount	% Total Loans	Amount	% Total Loans	Amount	% Total Loans	Amount	% Total Loans	Amount	% Total Loans

Commercial, industrial and
agricultural	$1,500	53.9	$1,339	56.4	$1,216	63.5	$1,105	62.9	$906	69.0
Real estate – construction
and land development	549	22.5	439	20.2	213	11.9	80	10.8	61	8.8

Total commercial related	2,049	76.4	1,778	76.6	1,429	75.4	1,185	73.7	967	77.8

Real estate – residential
mortgages	22	7.8	19	7.1	13	8.3	15	9.7	16	10.6
Installment	122	15.8	141	16.3	116	16.3	115	16.6	70	11.6

Total consumer related	144	23.6	160	23.4	129	24.6	130	26.3	86	22.2

Unallocated	933	n/a	600	n/a	307	n/a	379	n/a	462	n/a

Total	$3,126	100.0	$2,538	100.0	$1,865	100.0	$1,694	100.0	$1,515	100.0

Note:   The specific allocation for any particular loan category may be reallocated in the future as risk perceptions change. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire loan portfolio.

Liquidity

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan customers, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, it provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are scheduled investment security maturities and cash inflows, funds received from customer loan payments, and asset sales. The primary sources of liability liquidity are deposit growth, short-term borrowings and long-term debt. Retained earnings from profitable operations are another source of liquidity. The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities. For 2006, management believes that liquidity was more than adequate based on the level of overnight investment, the potential liquidation of a $71 million portfolio of available-for-sale securities, valued at December 31, 2006, and available credit from the Federal Home Loan Bank of Pittsburgh. On September 30, 2006, the latest available date, available funding from the FHLBP was approximately $84 million. The Corporation’s loan-to-deposit ratio was 89 percent for year-end 2006, compared to 96 percent for year-end 2005. The decrease in this ratio was the result of strong deposit growth. Management believes that the addition of two financial centers in March of 2005 will continue to provide liquidity in the form of new deposits.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Financial instruments with off-balance sheet risk are disclosed in Note 14-Commitments to Extend Credit of this report and totaled $122 million at December 31, 2006, compared to $120 million at December 31, 2005. Normally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn and therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Contractual Obligations

Table 13—Contractual Obligations, presents the amount and timing of payments due under long-term contractual obligations.

Table 13-Contractual Obligations

		December 31, 2006 Payments due by period
(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt	$44,777	$8,162	$7,478	$12,839	$16,298
Capital lease	890	95	190	197	408
Operating leases	927	157	319	226	225
Time deposits	201,766	142,721	43,292	15,753	—

Total	$248,360	$151,135	$51,279	$29,015	$16,931

Impact of Inflation and Changing Prices

The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation may impact the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio. Inflation may also significantly affect noninterest expenses, which tend to rise during periods of general inflation. The level of inflation can be measured by the change in the Consumer Price Index (CPI) for all urban consumers (December vs. December). The change in the CPI for 2006 was 2.5 percent, compared to 3.4 percent for 2005 and 3.3 percent for 2004.

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

The Committee manages interest rate risk primarily through sensitivity analysis. Asset-liability management simulation software (ALM model) is used to model and measure the potential loss in future net income based on hypothetical changes in interest rates. Interest rate forecasts are supplied by a national forecasting service and integrated with the ALM model. The Corporation’s policy limit for the maximum negative impact on net income is 10 percent over a twelve-month period. This policy limit is tested on a quarterly basis by measuring the change in net income from a baseline scenario where interest rates are held constant, to a high rate scenario (gradual 200 basis point increase in prime and fed funds rates), a low rate scenario (gradual 200 basis point decrease in prime and fed funds rates) and a most likely scenario (defined by a forecasting service) over the future twelve-month period. Important ALM modeling assumptions include: the use of a static balance sheet and contractual cash flows; varying levels of prepayments for loans and mortgage-backed securities; stability of noninterest income and expense; reinvestment of repriceable cash flows in the same type of asset or liability; and constant product rate spreads, determined at the balance sheet date, over the twelve-month measurement period. The ALM model also includes significant balance sheet characteristics such as rate caps and floors. For year-end 2006, management presumed that in all scenarios trust preferred investment securities, which are callable at a premium, would be called by the issuers due to the relatively high coupon rate and would result in a one time increase in interest income.

The Corporation performed a financial simulation on the balance sheet for December 31, 2006 and 2005. The results of these point-in-time analyses are shown in Table 14. For year-end 2006, the ALM model portrayed a balance sheet that was liability sensitive. Liability sensitivity means that deposits and debt are likely to re-price to a greater and faster degree than the loans and investments that they fund. This suggests that net income may increase if market interest rates, particularly short-term rates, decrease. Conversely, net income would be expected to decrease if market interest rates increase. From June 2004 through June 2006, short-term market interest rates have systematically increased in response to economic tightening by the Federal Reserve, while long-term interest rates remained relatively stable, or in some cases declined slightly. During the flat (slightly inverted) US treasury yield curve environment that prevailed in 2006 many loan clients showed a preference for fixed rate loans to lock in rates, while deposit clients preferred variable or floating rate deposit products with short maturities. The result was a gradual shift in the balance sheet to a liability sensitive position for year-end 2006, compared to a more neutral interest rate risk position for year-end 2005.

Table 14-Interest Rate Sensitivity

Forecasted interest rate scenario	Change in interest rates ramped over 12 months (basis points)	Change in net income
		$000’s	%

at December 31, 2006
Most likely	-75	(91)	(1.5)
High	+200	(300)	(5.0)
Flat (baseline)	0	0	0.0
Low	-200	78	1.3

at December 31, 2005
Most likely	+50	(1)	0.0
High	+200	2	0.0
Flat (baseline)	0	0	0.0
Low	-200	39	0.7

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

Item 8:   Financial statements and supplementary data

Codorus Valley Bancorp, Inc.
Consolidated Balance Sheets

	December 31,

(dollars in thousands, except per share data)	2006	2005

Assets
Interest bearing deposits with banks	$118	$126
Cash and due from banks	11,104	11,959
Federal funds sold	24,150	—

Total cash and cash equivalents	35,372	12,085
Securities, available-for-sale	71,491	58,111
Securities, held-to-maturity (fair value $7,840 for 2006 and $9,686 for 2005)	7,503	9,101
Restricted investment in bank stocks, at cost	1,932	2,452
Loans held for sale	1,687	1,522
Loans (net of deferred fees of $534 in 2006 and $537 in 2005)	405,573	368,109
Less-allowance for loan losses	(3,126)	(2,538)

Net loans	402,447	365,571
Premises and equipment, net	10,495	10,962
Other assets	17,285	16,248

Total assets	$548,212	$476,052

Liabilities
Deposits
Noninterest bearing	$49,190	$49,369
Interest bearing	407,455	335,785

Total deposits	456,645	385,154
Short-term borrowings	—	9,781
Long-term debt	35,029	36,619
Junior subordinated debentures	10,310	3,093
Other liabilities	3,442	2,676

Total liabilities	505,426	437,323

Shareholders’ equity
Preferred stock, par value $2.50 per share;
1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $2.50 per share;
10,000,000 shares authorized; 3,502,919 shares issued
and outstanding for 2006 and 3,160,821 for 2005	8,757	7,902
Additional paid-in capital	28,839	23,035
Retained earnings	5,434	8,204
Accumulated other comprehensive loss	(244)	(412)

Total shareholders’ equity	42,786	38,729

Total liabilities and shareholders’ equity	$548,212	$476,052

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Income

	Years ended December 31,

(dollars in thousands, except per share data)	2006	2005	2004

Interest income
Loans, including fees	$29,361	$22,462	$17,590
Investment securities
Taxable	2,563	2,461	2,377
Tax-exempt	729	445	421
Dividends	136	69	35
Other	530	135	46

Total interest income	33,319	25,572	20,469

Interest expense
Deposits	12,766	7,255	5,308
Federal funds purchased and other short-term borrowings	133	73	31
Long-term debt	2,178	1,821	1,206

Total interest expense	15,077	9,149	6,545

Net interest income	18,242	16,423	13,924

Provision for loan losses	650	775	420

Net interest income after provision for loan losses	17,592	15,648	13,504

Noninterest income
Trust and investment services fees	1,255	1,147	1,076
Service charges on deposit accounts	1,870	1,638	1,501
Mutual fund, annuity and insurance sales	1,349	1,156	930
Income from bank owned life insurance	263	269	262
Other income	485	507	503
Gain on sales of mortgages	323	372	316
(Loss) gain on sales of securities	(80)	(86)	38

Total noninterest income	5,465	5,003	4,626

Noninterest expense
Personnel	9,080	8,163	7,077
Occupancy of premises, net	1,368	1,311	1,074
Furniture and equipment	1,350	1,241	1,182
Postage, stationery and supplies	410	468	412
Professional and legal	277	326	294
Marketing and advertising	589	698	478
Other	2,816	2,275	2,252

Total noninterest expense	15,890	14,482	12,769

Income before income taxes	7,167	6,169	5,361

Provision for income taxes	1,845	1,552	1,353

Net income	$5,322	$4,617	$4,008

Net income per share, basic	$1.53	$1.33	$1.16
Net income per share, diluted	$1.49	$1.30	$1.14

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Cash Flows

	Years ended December 31,

(dollars in thousands)	2006	2005	2004

Cash flows from operating activities
Net income	$5,322	$4,617	$4,008
Adjustments to reconcile net income to cash provided by operations:
Depreciation	1,165	1,115	983
Provision for loan losses	650	775	420
Provision for losses on foreclosed real estate	—	17	19
Deferred federal income tax (benefit) expense	(372)	(93)	111
Amortization of investment in real estate partnership	484	472	237
Increase in cash surrender value of life insurance investment	(263)	(269)	(262)
Originations of held for sale mortgages	(23,249)	(29,402)	(27,489)
Proceeds from sales of held for sale mortgages	23,407	29,841	28,405
Gain on sales of held for sale mortgages	(323)	(372)	(348)
Loss on sale of loans not held for sale	—	—	32
Loss (gain) on sales of securities	80	86	(38)
Gain on sales of premises and equipment	(43)	—	—
Gain on sales of foreclosed real estate	(4)	(154)	(1)
Stock-based compensation expense	54	—	—
Increase in accrued interest receivable	(376)	(532)	(150)
(Increase) decrease in other assets	(392)	48	(505)
Increase in accrued interest payable	365	149	7
Increase in other liabilities	464	348	522
Other, net	190	240	501

Net cash provided by operating activities	7,159	6,886	6,452
Cash flows from investing activities
Securities, available-for-sale
Purchases	(26,404)	(17,985)	(16,209)
Maturities and calls	10,874	17,327	8,913
Sales	2,176	3,918	6,304
Securities, held-to-maturity, calls	1,676	—	250
Net decrease (increase) in restricted investment in bank stock	520	(2)	(474)
Net increase in loans made to customers	(37,566)	(69,506)	(38,898)
Purchases of premises and equipment	(775)	(2,174)	(1,541)
Investment in real estate partnership	—	(420)	(1,107)
Investment in life insurance	(7)	(7)	(63)
Investment in nonconsolidated subsidiary	(217)	—	(93)
Purchase of insurance agency assets	(63)	(60)	(130)
Proceeds from sales of premises and equipment	55	—	—
Proceeds from sales of foreclosed real estate	9	1,690	102

Net cash used in investing activities	(49,722)	(67,219)	(42,946)
Cash flows from financing activities
Net increase in demand and savings deposits	36,066	27,459	26,458
Net increase (decrease) in time deposits	35,425	28,158	(1,203)
Net (decrease) increase in short-term borrowings	(9,781)	(3,099)	6,085
Proceeds from issuance of long-term debt	7,217	20,500	4,893
Repayment of long-term debt	(1,590)	(7,401)	(2,719)
Dividends paid	(1,703)	(1,554)	(1,456)
Issuance of common stock	229	276	119
Cash paid in lieu of fractional shares	(13)	(6)	(6)

Net cash provided by financing activities	65,850	64,333	32,171

Net increase (decrease) in cash and cash equivalents	23,287	4,000	(4,323)
Cash and cash equivalents at beginning of year	12,085	8,085	12,408

Cash and cash equivalents at end of year	$35,372	$12,085	$8,085

Supplemental disclosures
Interest paid on deposits and borrowed funds	$14,712	$9,000	$6,538
Income taxes paid	$1,732	$1,095	$1,120

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total

Balance, December 31, 2003	$7,094	$17,451	$8,498	$746	$33,789
Comprehensive income
Net income			4,008		4,008
Other comprehensive loss, net of tax:
Unrealized losses on securities net of reclassification
adjustment for gains included in net income				(572)	(572)

Total comprehensive income					3,436
Cash dividends ($.42 per share)			(1,456)		(1,456)
5% stock dividend – 141,672 shares at fair value	354	2,656	(3,016)		(6)
Issuance of common stock –
7,666 shares under stock option plan	19	100			119
5,618 shares for insurance agency purchase	14	86			100

Balance, December 31, 2004	7,481	20,293	8,034	174	35,982
Comprehensive income
Net income			4,617		4,617
Other comprehensive loss, net of tax:
Unrealized losses on securities net of reclassification
adjustment for losses included in net income				(586)	(586)

Total comprehensive income					4,031
Cash dividends ($.45 per share)			(1,554)		(1,554)
5% stock dividend – 149,593 shares at fair value	374	2,513	(2,893)		(6)
Issuance of common stock –
18,638 shares under stock option plan	47	229			276

Balance, December 31, 2005	7,902	23,035	8,204	(412)	38,729
Comprehensive income
Net income			5,322		5,322
Other comprehensive income, net of tax:
Unrealized gain on securities net of reclassification
adjustment for losses included in net income				168	168

Total comprehensive income					5,490
Cash dividends ($.49 per share)			(1,703)		(1,703)
5% stock dividend – 157,713 shares at fair value	394	2,667	(3,068)		(7)
5% stock dividend – 166,325 shares at fair value	416	2,899	(3,321)		(6)
Stock-based compensation		54			54
Issuance of common stock –
18,060 shares under stock option plan	45	184			229

Balance, December 31, 2006	$8,757	$28,839	$5,434	$(244)	$42,786

See accompanying notes.

Codorus Valley Bancorp, Inc.
Notes to Consolidated Financial Statements

NOTE 1-Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation
Codorus Valley Bancorp, Inc. (Corporation or Codorus Valley) is a one-bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (PeoplesBank). PeoplesBank operates two wholly owned subsidiaries, Codorus Valley Financial Advisors, Inc. (formerly SYC Insurance Services, Inc.) that sells nondeposit investment products, and SYC Settlement Services, Inc., which provides real estate settlement services. PeoplesBank operates under a state charter subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.

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

Premises and Equipment
Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation expense is calculated principally on the straight-line method over the assets’ estimated useful lives. Estimated useful lives are ten to forty years for buildings and improvements, five to ten years for furniture and equipment and three to five years for computer equipment and software. Maintenance and repairs are charged to expense as incurred. The cost of significant improvements to existing assets is capitalized. When facilities are retired or otherwise disposed of, the depreciated cost is removed from the asset accounts and any gain or loss is reflected in the statement of income.

Foreclosed Real Estate
Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding, acceptance of a deed-in-lieu of foreclosure, or insubstance foreclosures. Foreclosed real estate is initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Appraisals are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition. Revenue and expense from operations and changes in the valuation allowance are included in expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of other expense. At year-end 2006, foreclosed real estate, net of allowance, was $38,000, compared to $7,000 for year-end 2005.

Investments in Real Estate Partnerships
In March 2003, PeoplesBank acquired a 73.47 percent limited partner interest in a real estate joint venture known as Village Court, which was formed to develop, construct, own and operate a 60-unit affordable housing complex located in Dover Township, York County, Pennsylvania. Construction of the housing complex was completed in the fourth quarter of 2004 and the complex was fully leased by December 31, 2004. The investment balance included in other assets was $2,251,000 at December 31, 2006, compared to $2,502,000 at December 31, 2005. Additionally, PeoplesBank is a 99.99 percent limited partner in a real estate joint venture known as SMB Properties that rehabilitated and now operates seven buildings in the City of York, Pennsylvania as part of a revitalization initiative. The buildings provide low-income housing to qualified families and to a lesser degree, space for commercial purposes. The investment balance included in other assets was $1,328,000 at December 31, 2006, compared to $1,561,000 at December 31, 2005.

Investment and related tax credits are accounted for under the effective yield method of accounting whereby tax credits are recognized as they are allocated and the cost of the investment is amortized to provide a constant yield over the period that tax credits are allocated, generally ten years.

Bank Owned Life Insurance
PeoplesBank invests in bank owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by PeoplesBank on a select group of employees and directors. PeoplesBank is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies and is included in other assets in the amount of $7,922,000 at December 31, 2006, compared to $7,652,000 at December 31, 2005. Income from the increase in cash surrender value of the policies is a separate line item within the noninterest income section of the income statement.

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

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the evaluation of other than temporary impairment losses of securities.

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

The computation of net income per share for the years ended December 31, 2006, 2005 and 2004 is provided in the table below. Anti-dilutive options excluded from the computation of earnings per share were 0 for 2006, 53,607 for 2005, and 18,923 for 2004.

(dollars in thousands, except per share data)	2006	2005	2004

Net income	$5,322	$4,617	$4,008

Weighted average shares outstanding (basic)	3,489	3,475	3,454
Effect of dilutive stock options	82	69	71

Weighted average shares outstanding (diluted)	3,571	3,544	3,525

Basic earnings per share	$1.53	$1.33	$1.16
Diluted earnings per share	$1.49	$1.30	$1.14

Stock dividends issued by the Board of Directors of Codorus Valley for the years 2004 through 2006 were as follows:

Stock Dividend	Declaration Date	Record Date	Payable Date

5%	10/10/2006	10/24/2006	12/7/2006
5%	4/11/2006	4/25/2006	6/08/2006
5%	4/12/2005	4/26/2005	6/09/2005
5%	4/13/2004	4/27/2004	6/10/2004

Stock Based Compensation
The Corporation adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (Statement 123R) in the first quarter of 2006, using the “modified prospective method.” Prior to the implementation of FAS 123R, stock options issued under shareholder approved employee and director stock option plans were accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, no compensation expense was recognized related to these plans. Stock options are granted at exercise prices not less than the fair value of the common stock on the date of grant. See Note 12 – Stock-Based Compensation.

Cash Flow Information
For purposes of the statements of cash flows, the Corporation considers interest bearing deposits with banks, cash and due from banks, and federal funds sold to be cash and cash equivalents. Noncash items for the years ended December 31, 2006, 2005 and 2004 consisted of the transfer of loans to foreclosed real estate for $38,000, $22,000 and $17,000, respectively.

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

(dollars in thousands)	2006	2005	2004

Unrealized holding gains (losses) arising during the year	$175	$(974)	$(829)
Reclassification adjustment for losses (gains) included in income	80	86	(38)

Net unrealized gains (losses)	255	(888)	(867)
Tax effect	(87)	302	295

Net of tax amount	$168	$(586)	$(572)

Segment Reporting
Management has determined that it operates in only one segment, community banking. The Corporation’s non-banking activities are insignificant to the consolidated financial statements.

Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for Codorus Valley on January 1, 2008. The Corporation is evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Corporation is currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principals Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The disclosures are required in fiscal years beginning after December 15, 2007, with early adoption permitted. The Corporation is evaluating the impact that the adoption of EITF Issue No. 06-4 will have on its consolidated financial statements.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accountings Standards No.109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Corporation is evaluating the impact of this new pronouncement on its consolidated financial statements.

NOTE 2-Restrictions on Cash and Due from Banks

Cash balances reserved to meet regulatory requirements of the Federal Reserve Bank and balances maintained at other banks for compensating balance requirements averaged approximately $802,000 for 2006 and $899,000 for 2005.

NOTE 3-Securities Available-for-Sale and Held-to-Maturity

A summary of available-for-sale and held-to-maturity securities at December 31, follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses

2006
Available-for-sale
Debt securities
U.S. agency	$32,309	$23	$(400)	$31,932
State and municipal	27,397	336	(73)	27,660
Mortgage-backed, U.S. agency	12,154	13	(268)	11,899

Total available-for-sale	$71,860	$372	$(741)	$71,491

Held-to-maturity
Debt securities-corporate trust preferred	$7,503	$337	$—	$7,840

Total held-to-maturity	$7,503	$337	$—	$7,840

2005
Available-for-sale
Debt securities
U.S. agency	$37,464	$4	$(619)	$36,849
State and municipal	12,884	303	(58)	13,129
Mortgage-backed, U.S. agency	8,387	2	(256)	8,133

Total available-for-sale	$58,735	$309	$(933)	$58,111

Held-to-maturity
Debt securities-corporate trust preferred	$9,101	$585	$—	$9,686

Total held-to-maturity	$9,101	$585	$—	$9,686

The amortized cost and estimated fair value of debt securities at December 31, 2006, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities if call options on selected debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale		Held-to-maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$11,736	$11,623	$524	$524
Due after one year through five years	36,516	36,046	—	—
Due after five years through ten years	17,802	18,024	—	—
Due after ten years	5,806	5,798	6,979	7,316

Total debt securities	$71,860	$71,491	$7,503	$7,840

Gross (losses) gains realized from the sale of available-for-sale securities were ($80,000), ($86,000), and $38,000 for 2006, 2005 and 2004, respectively. Securities, issued by agencies of the federal government, with a carrying value of $40,875,000 and $37,789,000 on December 31, 2006 and 2005, respectively, were pledged to secure public and trust deposits.

The table below shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

2006
Available-for-sale securities
U.S. agency	$750	$1	$26,712	$399	$27,462	$400
State and Municipal	6,741	55	1,580	18	8,321	73
Mortgage-backed, U.S. agency	2,809	5	4,886	263	7,695	268

Total temporarily impaired debt
securities, available-for-sale	$10,300	$61	$33,178	$680	$43,478	$741

2005
Available-for-sale securities
U.S. agency	$15,812	$236	$17,278	$383	$33,090	$619
State and Municipal	4,901	58	—	—	4,901	58
Mortgage-backed, U.S. agency	4,119	76	3,857	180	7,976	256

Total temporarily impaired debt
securities, available-for-sale	$24,832	$370	$21,135	$563	$45,967	$933

Management believes that unrealized losses at December 31, 2006, were primarily the result of changes in market interest rates and that it has the ability to hold these investments for a time necessary to recover the amortized cost. The $61,000 unrealized loss within the less than 12 months category was attributable to sixteen different securities issued primarily by municipalities. The $680,000 unrealized loss in the 12 months or more category relates to thirty eight securities issued primarily by the following agencies of the federal government: Federal Home Loan Bank (FHLB), Federal Home Loan Mortgage Corporation (FHLMC) and the Federal National Mortgage Association (FNMA). Management believes that collection of the contractual principal and interest is probable and therefore all impairment is considered to be temporary.

NOTE 4-Loans

The composition of the loan portfolio at December 31, is as follows:

(dollars in thousands)	2006	2005

Commercial, industrial and agricultural	$218,673	$207,545
Real estate – construction and land development	91,414	74,478

Total commercial related loans	310,087	282,023
Real estate – residential mortgages	31,509	26,190
Installment	63,977	59,896

Total consumer related loans	95,486	86,086

Total loans	$405,573	$368,109

Concentrations of credit risk arise when a number of customers are engaged in similar business activities in the same geographic region or have similar economic features that could cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Most of the Corporation’s business is with customers in York County, Pennsylvania and northern Maryland, specifically Baltimore, Harford and Carroll counties. Although this focus may pose a concentration risk geographically, we believe that the diverse local economy and detailed knowledge of the customer base minimizes this risk. At year-end 2006, the Corporation had one industry concentration that exceeded 10 percent of the total loan portfolio, real estate construction and land development which was 22.5 percent of the portfolio. Comparatively, at year-end 2005, real estate construction and land development was 20.2 percent of the portfolio, and commercial real estate leasing was 11.0 percent of the portfolio. Loans to borrowers within these industries are usually collateralized by real estate.

The principal balance of loans outstanding to directors, executive officers, principal shareholders, and any associates of such persons were $4,662,000 at December 31, 2006, and $3,035,000 at December 31, 2005. During 2006, total loan additions were $2,283,000 and total payments collected were $2,419,000. Changes in executive officers and directors resulted in an additional net increase of $1,763,000. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collection. As of year-end 2006, all loans to this group were current and performing in accordance with contractual terms.

NOTE 5-Impaired, Nonaccrual and Past Due Loans

Information regarding impaired commercial loans at December 31, was as follows:

(dollars in thousands)	2006	2005	2004

Impaired loans	$5,802	$10,476	$3,300
Amount of impaired loans that have a related allowance	530	203	—
Allowance for impaired loans	90	35	—
Average investment in impaired loans	7,632	8,308	3,684
Interest income recognized on impaired commercial loans:
accrual basis	165	797	223
cash basis	150	—	18

Impairment related to the above loans was measured based on fair values of collateral. As of December 31, 2006 and 2005, the loan portfolio included total nonaccrual loans of $4,368,000 and $1,034,000, respectively. Interest that would have been included in income had those loans been accruing at their contractual rates in 2006 was $336,000, compared to $162,000 that was recognized in income. Loans contractually past due 90 days or more as to principal or interest, but still accruing interest totaled $4,000 at December 31, 2006 compared to no loans at December 31, 2005.

NOTE 6-Analysis of Allowance for Loan Losses

Changes in the allowance for loan losses for each of the three years ended December 31, were as follows:

(dollars in thousands)	2006	2005	2004

Balance at beginning of year	$2,538	$1,865	$1,694
Provision charged to operating expense	650	775	420
Loans charged off	(150)	(213)	(477)
Recoveries	88	111	228

Balance at end of year	$3,126	$2,538	$1,865

As reported on Form 8-K filed by Codorus Valley on February 13, 2007, PeoplesBank received a check for approximately $839,000. The check represented PeoplesBank’s portion of a $12 million restitution fund created in settlement of a claim by the U.S. Department of Justice against the Bank of New York. The check partially reimbursed PeoplesBank for loan losses that it incurred in 2002 and 2003 that pertained to a group of related equipment leasing contracts that PeoplesBank acquired from a third-party broker who used Bank of New York as its agent. Management plans to recognize this recovery as a credit to the loan loss provision in the first quarter of 2007.

NOTE 7-Premises and Equipment

A summary of premises and equipment at December 31, is as follows:

(dollars in thousands)	2006	2005

Land	$1,139	$1,149
Buildings and improvements	10,949	10,778
Capitalized leased premises	672	672
Equipment	8,886	8,430

	21,646	21,029
Less-accumulated depreciation	(11,151)	(10,067)

Premises and equipment, net	$10,495	$10,962

PeoplesBank leases certain banking branches under capital and noncancellable operating leases. The terms include various renewal options and provide for rental increases based upon predetermined factors. Total lease expenses under operating leases amounted to $163,000 in 2006, $137,000 in 2005 and $73,000 in 2004. At December 31, 2006, future minimum lease payments for these leases and a capital lease are payable as follows:

(dollars in thousands)	Capital Lease	Operating Leases

2007	$95	$157
2008	95	160
2009	95	159
2010	95	146
2011	102	80
Thereafter	408	225

Total future minimum lease payments	890	$927
Less interest	(328)

Present value of minimum lease payments	$562

NOTE 8-Deposits

The composition of deposits at December 31, was as follows:

(dollars in thousands)	2006	2005

Noninterest bearing demand	$49,190	$49,369
NOW	43,864	50,638
Money market	144,292	97,601
Savings	17,533	21,205
Time deposits less than $100,000	145,849	125,572
Time deposits $100,000 or more	55,917	40,769

Total deposits	$456,645	$385,154

Scheduled maturities of time deposits as of December 31, were as follows:

(dollars in thousands)	2006

2007	$142,721
2008	32,817
2009	10,475
2010	12,573
2011	3,180

Total time deposits	$201,766

NOTE 9-Short-term Borrowings and Long-term Debt

The schedule below provides a summary of short-term borrowings that consist of federal funds purchased and other borrowings. Federal funds purchased from correspondent banks usually mature in one business day. Other short-term borrowings consist of credit available through the Federal Home Loan Bank of Pittsburgh (FHLBP) and the Atlantic Central Bankers Bank (ACBB). Based on the most recent analysis, total credit available from the FHLBP, for both short and long-term credit needs, is approximately $117 million. As of December 31, 2006, total unused credit with the FHLBP was approximately $84 million. Obligations to the FHLBP are secured by FHLB stock and qualifying collateral, principally the unpledged portion of PeoplesBank’s investment securities portfolio and qualifying mortgage loan receivables. The interest rate for short-term borrowings reprices daily based on the federal funds rate or the open repo market depending on the borrowing program. As of December, 31, 2006, the Corporation maintained an unsecured line of credit of $3 million with ACBB which is renewable annually. No funds were drawn on the ACBB line during 2006.

A summary of aggregate short-term borrowings on December 31, is as follows:

(dollars in thousands)	2006	2005	2004

Amount outstanding at end of year	$0	$9,781	$12,880
Weighted average interest rate at end of year	0.00%	4.22%	2.21%
Maximum amount outstanding at any month-end	$16,714	$12,048	$12,880
Daily average amount outstanding	$2,857	$2,534	$1,613
Approximate weighted average interest rate for the year	4.66%	2.88%	1.92%

A summary of long-term debt at December 31, is as follows:

(dollars in thousands)	2006	2005

PeoplesBank obligations to FHLBP
Due 2007, 4.69%, amortizing	$—	$439
Due 2007, 4.68%	7,000	7,000
Due 2009, 3.47% convertible quarterly after
December 2006	5,000	5,000
Due 2010, 4.32%	6,000	6,000
Due 2011, 4.30%, amortizing	4,504	4,757
Due 2012, 4.25%, amortizing	1,998	2,319
Due 2013, 3.46%, amortizing	3,403	3,869
Due 2014, 6.43%, convertible quarterly after
July 2009	5,000	5,000
Codorus Valley Bancorp, Inc. obligations
Due 2011, floating rate based on 1 month
LIBOR plus 1.50%, amortizing	1,562	1,641
Due 2034, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly after
December 2009	3,093	3,093
Due 2036 floating rate based on 3 month
LIBOR plus 1.54% callable quarterly after
July 2011	7,217	—

	44,777	39,118
Capital lease obligation	562	594

Total long-term debt	$45,339	$39,712

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

The obligation of Codorus Valley due in 2011 is secured by a mortgage on the Codorus Valley Corporate Center office building at 105 Leader Heights Road, York, Pennsylvania. In February 2004, this obligation refinanced, without interest penalty, an obligation due in 2009. To support planned growth, Codorus Valley issued trust preferred debt securities in the amount of $3,093,000 in November 2004 and $7,217,000 in June 2006, which are included in Tier 1 capital for regulatory capital purposes. These obligations have a 30-year maturity, but are callable at quarterly intervals after the fifth year. Maturities of total long-term debt over the next five years are as follows: $8,198,000 in 2007, $1,253,000 in 2008, $6,309,000 in 2009, $7,340,000 in 2010, $5,611,000 in 2011 and $16,628,000 thereafter.

NOTE 10-Regulatory Matters

The Corporation is subject to restrictions on the payment of dividends to its shareholders pursuant to the Pennsylvania Business Corporation Law of 1988, as amended (BCL). The BCL prohibits dividend payments if such payment would render the Corporation insolvent or result in negative net worth. Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by PeoplesBank to the Corporation. The amount of total dividends, which may be paid at any date, is generally limited to the retained earnings of PeoplesBank. Furthermore, dividend payments would be prohibited if the effect thereof would cause PeoplesBank’s capital to be reduced below applicable minimum capital requirements as discussed below. Loans and advances by PeoplesBank to affiliates, including the Corporation, are limited to 10 percent of PeoplesBank’s capital stock and contributed capital on a secured basis.

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

Quantitative measures established by regulators to ensure capital adequacy require the Corporation and PeoplesBank to maintain minimum ratios to total and tier 1 capital as a percentage of risk-weighted assets, and of tier 1 capital to average assets (leverage ratio) as set forth below. In September 2006, PeoplesBank received the most recent notification from the Federal Deposit Insurance Corporation, which categorized PeoplesBank as well capitalized, as of June 30, 2006, under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change PeoplesBank’s well capitalized category.

	Actual		Minimum for Capital Adequacy		Well Capitalized Minimum*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Codorus Valley Bancorp, Inc. (consolidated)
December 31, 2006
Capital ratios
Tier 1 risk-based	$52,587	11.99%	$17,538	4.0%	n/a	n/a
Total risk-based	55,713	12.71	35,076	8.0	n/a	n/a
Leverage	52,587	9.83	21,401	4.0	n/a	n/a

December 31, 2005
Capital ratios
Tier 1 risk-based	$41,658	10.61%	$15,699	4.0%	n/a	n/a
Total risk-based	44,196	11.26	31,398	8.0	n/a	n/a
Leverage	41,658	9.57	17,420	4.0	n/a	n/a

PeoplesBank, A Codorus Valley Company
December 31, 2006
Capital ratios
Tier 1 risk-based	$48,130	11.12%	$17,316	4.0%	$25,973	6.0%
Total risk-based	51,256	11.84	34,631	8.0	43,289	10.0
Leverage	48,130	9.09	21,168	4.0	26,460	5.0

December 31, 2005
Capital ratios
Tier 1 risk-based	$37,201	9.62%	$15,463	4.0%	$23,194	6.0%
Total risk-based	39,739	10.28	30,926	8.0	38,657	10.0
Leverage	37,201	8.66	17,184	4.0	21,480	5.0

*Under prompt corrective action provisions

NOTE 11-Benefit Plans

Defined Contribution Plan
The Corporation maintains a 401(k) savings and investment plan covering substantially all employees. Under the plan, employees can contribute a percentage of their gross salary. In 2006, 2005, and 2004, the Corporation matched 50 percent of the first 6 percent of an employee’s contribution. The Corporation’s expense for the 401(k) savings and investment plan was $140,000 for 2006, $109,000 for 2005, and $92,000 for 2004.

Supplemental Benefit Plans
PeoplesBank maintains supplemental retirement plans for selected executives and supplemental life insurance for executive officers and directors. The supplemental life insurance plans replaced other insurance coverage. The expense associated with these plans was approximately $204,000 for 2006, $167,000 for 2005, and $155,000 for 2004. The accrued liability was $1,154,000 at December 31, 2006, $951,000 at December 31, 2005, and $784,000 at December 31, 2004. Investment in bank owned life insurance policies was used to finance the supplemental benefit plans, and provide a tax-exempt return to PeoplesBank.

Dividend Reinvestment and Stock Purchase Plan
The Corporation maintains a Dividend Reinvestment and Stock Purchase Plan (Plan). Shareholders of common stock may participate in the Plan, which allows additional shares of common stock to be purchased with reinvested dividends at prevailing market prices. For 2006, 2005 and 2004 all shares were purchased from the open market. To the extent that shares are not available in the open market, 194,412 shares of common stock are reserved and available for issuance at December 31, 2006. Open market purchases were made by an independent purchasing agent retained to act as agent for Plan participants, and the purchase price to participants was the actual price paid, excluding brokerage commissions and other expenses which were paid by the Corporation. The Plan also permits participants to make additional voluntary cash payments to purchase shares of the Corporation’s common stock.

NOTE 12-Stock-Based Compensation

The Corporation adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (Statement 123R) in the first quarter of 2006, using the “modified prospective method.” Statement 123R requires that the fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award. Compensation expense of $54,000 net of $0 tax effect during 2006 was included in net income and earnings per share. Comparatively, the impact on net income and earnings per share during 2005 and 2004 that would have occurred if compensation expense would have been recognized based on the estimated fair value of the options on the date of grant is as follows:

(Dollars in thousands, except per share data)	2005	2004

Reported net income	$4,617	$4,008
Total stock-based employee compensation expense determined under fair value
based method for all awards, net of related tax effects of $0 and $0	(189)	(214)

Pro forma net income	$4,428	$3,794

Reported basic earnings per share	$1.33	$1.16
Reported diluted earnings per share	$1.30	$1.14
Pro forma basic earnings per share	$1.27	$1.10
Pro forma diluted earnings per share	$1.25	$1.08

The Corporation’s equity awards consist of stock options granted under three stock option plans as follows: a 2000 Stock Incentive Plan (2000 Plan), a 1998 Independent Directors Stock Option Plan (1998 Plan) and a 1996 Stock Incentive Plan (1996 Plan), (collectively the Option Plans). All options available for grant under the 1998 and 1996 Plans have been granted. The 2000 Plan also allows for the granting of stock appreciation rights and restricted stock, none of which have been granted to date at December 31, 2006.

Shares reserved and available for issuance as of December 31, 2006, adjusted for stock dividends declared, were 134,374 for the 2000 Plan, 135,823 for the 1998 Plan, and 83,268 for the 1996 Plan. Shares reserved for future issuance under each plan are subject to adjustment in the event of specified changes in the Corporation’s capital structure. Options awarded under these plans to date have been granted with an exercise price equal to the fair value of the stock on the grant date, a minimum vesting period of six months and an expiration period of ten years. Upon exercise, the Corporation has historically issued from its authorized, but unissued, common stock to satisfy the options.

The grant-date fair value, adjusted for stock dividends declared, of options granted in 2006 was $6.95, compared to $6.53 for 2005 and $6.98 for 2004. The fair value of the options awarded under the Option Plans is estimated on the date of grant using the Black-Scholes valuation model, which is dependent upon certain assumptions as presented below.

	2006	2005	2004

Expected life (in years)	5.25	6.12	5.56
Risk-free interest rate	5.19%	3.89%	3.91%
Expected volatility	46.4%	48.3%	50.6%
Expected dividend yield	2.7%	2.6%	2.5%

The expected life of the options was estimated using one half of the exercise period plus the vesting period and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of the options on the grant date. Volatility of the Corporation’s stock price was based on historical volatility. Dividend yield was based on dividends for the most current year divided by the average market price for the most current year.

A summary of stock options activity from all Plans, adjusted for stock dividends declared, is shown below.

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2003	244,759	$11.64	5.4 years	$1,358
Granted	38,203	17.04
Exercised	(8,972)	11.55
Forfeited	(1,158)	17.06

Outstanding at December 31, 2004	272,832	$12.38	5.0 years	$1,175
Granted	36,935	16.87
Exercised	(20,833)	11.27

Outstanding at December 31, 2005	288,934	$13.03	4.7 years	$1,312
Granted	525	18.00
Exercised	(18,792)	8.75

Outstanding at December 31, 2006	270,667	$13.34	4.0 years	$1,884

Exerciseable at December 31, 2006	245,563	$12.97	3.5 years	$1,800

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The intrinsic value of options exercised during 2006 was $188,000, 2005 was $119,000 and 2004 was $46,000. Cash received from such exercises during 2006 was $164,000 and the tax benefit recognized was $64,000, 2005 was $235,000 and the tax benefit recognized was $41,000, and 2004 was $104,000 and the tax benefit recognized was $16,000.

As of December 31, 2006, total unrecognized compensation cost related to nonvested options was $76,000. The cost is expected to be recognized over a weighted average period of 1.6 years.

The Corporation also maintains an Employee Stock Bonus Plan, administered by nonemployee members of the Corporation’s Board of Directors, under which the Corporation may issue shares of its common stock to employees as performance based compensation. As of December 31, 2006, 13,037 shares of common stock were reserved for possible issuance under this plan, subject to future adjustment in the event of specified changes in the Corporation’s capital structure. Under the Employee Stock Bonus Plan, 53 shares were issued during 2006, no shares of stock were issued during 2005, and 26 shares were issued during 2004.

NOTE 13-Income Taxes

The provision for income taxes for the years ended December 31, consists of the following:

(dollars in thousands)	2006	2005	2004

Current tax provision:
Federal	$2,154	$1,645	$1,242
State	63	—	—
Deferred tax (benefit) provision	(372)	(93)	111

Total tax provision	$1,845	$1,552	$1,353

The differences between the effective income tax rate and the Federal statutory income tax rate are as follows:

(dollars in thousands)	2006	2005	2004

Statutory tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Low income housing credits	(4.5)	(5.3)	(4.9)
Tax-exempt interest income	(4.5)	(2.7)	(2.9)
Disallowed interest	0.6	0.2	0.2
Bank owned life insurance income	(1.3)	(1.5)	(1.7)
State income taxes, net of federal tax benefit	0.7	—	—
Other, net	0.7	0.5	0.4

Effective income tax rate	25.7%	25.2%	25.2%

The provision for income taxes includes ($27,000), ($29,000) and $13,000 of applicable income tax (benefit) expense related to net investment security (losses) gains in 2006, 2005 and 2004, respectively.

Significant components of the Corporation’s deferred tax asset, included in other assets as of December 31, were as follows:

(dollars in thousands)	2006	2005

Deferred tax assets
Allowance for loan losses	$919	$704
Deferred compensation	393	323
Partnership investment amortization	734	569
Net unrealized losses on available-for-sale securities	125	212
Tax credit carryforward	—	53

Total deferred tax assets	2,171	1,861

Deferred tax liabilities
Deferred loan fees	258	211
Depreciation	189	310
Other, net	610	511

Total deferred tax liabilities	1,057	1,032

Net deferred tax asset	$1,114	$829

NOTE 14-Commitments to Extend Credit

In the normal course of business, the Corporation is a party to various financial transactions that are not funded as of the balance sheet date. Off-balance sheet financial instruments, which enable bank customers to meet their financing needs, are comprised mainly of commitments to extend credit and standby letters of credit. Standby letters of credit written are conditional commitments issued by PeoplesBank to guarantee the performance of a customer to a third party. The credit and market risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. To manage these risks the Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments and requires collateral to support these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of December 31, 2006 and 2005, for guarantees under standby letters of credit issued is not material. Normally, commitments to extend credit and letters of credit have fixed expiration dates or termination clauses, have specific rates and are for specific purposes. Many of the commitments are expected to expire without being extended; therefore, total commitment amounts do not necessarily represent future cash requirements.

The following is a summary of outstanding commitments:

	December 31,
(dollars in thousands)	2006	2005

Commitments to grant loans
Fixed rate	$12,389	$20,009
Variable rate	16,462	22,809

Unfunded commitments of existing loans
Fixed rate	$21,696	$10,357
Variable rate	65,665	63,698

Standby letters of credit	$6,121	$2,777

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

Off-balance sheet instruments—Fair values for off-balance sheet instruments, such as commitments to extend credit and standby letters of credit, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These amounts were not considered to be material at December 31, 2006 and 2005.

The following table summarizes the carrying amounts and fair values of financial instruments at December 31, 2006 and 2005.

	2006		2005
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets
Cash and equivalents	$35,372	$35,372	$12,085	$12,085
Securities, available-for-sale	71,491	71,491	58,111	58,111
Securities, held-to-maturity	7,503	7,840	9,101	9,686
Restricted investment in bank stocks	1,932	1,932	2,452	2,452
Loans held for sale	1,687	1,714	1,522	1,551
Loans, net of allowance	402,447	396,770	365,571	360,972
Mortgage servicing rights	—	—	13	13
Interest receivable	2,614	2,614	2,238	2,238

Financial liabilities
Noninterest bearing demand, NOW, money market and savings deposits	$254,879	$254,879	$218,813	$218,813
Time deposits	201,766	202,232	166,341	165,898
Short-term borrowings	—	—	9,781	9,781
Long-term debt	45,339	45,156	39,712	39,895
Interest payable	861	861	496	496

Off-balance sheet instruments	—	—	—	—

Note 17-Condensed Financial Information-Parent Company Only
Condensed Balance Sheets

	December 31,
(dollars in thousands)	2006	2005

Assets
Cash and due from banks	$797	$224
Securities, held-to-maturity	2,950	3,529
Investment in subsidiaries	48,641	37,368
Premises and equipment, net	3,834	3,974
Other assets	406	298

Total assets	$56,628	$45,393

Liabilities
Long-term debt	$11,872	$4,734
Long-term debt with subsidiary, PeoplesBank	1,819	1,896
Other liabilities	151	34

Total liabilities	13,842	6,664

Shareholders’ equity	42,786	38,729

Total liabilities and shareholders’ equity	$56,628	$45,393

Condensed Statements of Income

	Years ended December 31,
(dollars in thousands)	2006	2005	2004

Income
Interest from investment securities	$390	$327	$341
Dividends from subsidiary, PeoplesBank	1,853	1,554	1,706
Other	26	—	—

Total income	2,269	1,881	2,047

Expense
Interest expense on long-term debt	741	405	268
Occupancy of premises, net	88	92	93
Other	222	227	235

Total expense	1,051	724	596

Income before applicable income tax benefit and undistributed earnings of subsidiaries	1,218	1,157	1,451
Applicable income tax benefit	215	135	87

Income before undistributed earnings of subsidiaries	1,433	1,292	1,538
Undistributed earnings of subsidiaries	3,889	3,325	2,470

Net income	$5,322	$4,617	$4,008

Note 17-Condensed Financial Information-Parent Company Only (continued)
Condensed Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2006	2005	2004

Cash flows from operating activities
Net income	$5,322	$4,617	$4,008
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	165	171	175
Undistributed earnings of subsidiaries	(3,889)	(3,325)	(2,470)
Gain on sales of premises and equipment	(26)	—	—
Other, net	6	(70)	56

Net cash provided by operating activities	1,578	1,393	1,769

Cash flows from investing activities
Calls of securities, held-to-maturity	636	—	250
Additional investment in subsidiary, PeoplesBank	(7,000)	—	(3,500)
Investment in nonconsolidated subsidiary	(217)	—	(93)
Purchases of premises and equipment	(30)	—	(15)
Proceeds from sales of premises and equipment	32	—	—

Net cash used in investing activities	(6,579)	—	(3,358)

Cash flows from financing activities
Proceeds from issuance of long-term debt	7,217	—	4,893
Repayments of long-term debt	(156)	(158)	(1,930)
Dividends paid	(1,703)	(1,554)	(1,456)
Issuance of common stock	229	276	119
Cash paid in lieu of fractional shares	(13)	(6)	(6)

Net cash provided by (used in) financing activities	5,574	(1,442)	1,620

Net increase (decrease) in cash and cash equivalents	573	(49)	31
Cash and cash equivalents at beginning of year	224	273	242

Cash and cash equivalents at end of year	$797	$224	$273

Note 18-Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005.

	2006				2005
	Quarter				Quarter
(dollars in thousands, except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First

Interest income	$8,924	$8,658	$7,949	$7,788	$7,158	$6,543	$6,006	$5,865
Interest expense	4,358	4,123	3,504	3,092	2,735	2,386	2,136	1,892

Net interest income	4,566	4,535	4,445	4,696	4,423	4,157	3,870	3,973
Provision for loan losses	150	145	145	210	250	150	175	200
Noninterest income	1,374	1,237	1,416	1,195	1,182	1,158	1,278	1,099
Gain on sales of mortgages	113	61	61	88	94	136	76	66
Noninterest expense	4,347	3,780	3,842	3,921	4,104	3,567	3,530	3,281

Income before taxes and
securities’ (loss) gain	1,556	1,908	1,935	1,848	1,345	1,734	1,519	1,657
(Loss) gain on sales of securities	(80)	—	—	—	—	—	(86)	—

Income before income taxes	1,476	1,908	1,935	1,848	1,345	1,734	1,433	1,657
Provision for income taxes	345	501	512	487	324	451	348	429

Net income	$1,131	$1,407	$1,423	$1,361	$1,021	$1,283	$1,085	$1,228

Net income per common share:
Basic	$0.32	$0.40	$0.41	$0.39	$0.29	$0.37	$0.31	$0.35
Diluted	$0.32	$0.39	$0.40	$0.38	$0.29	$0.36	$0.31	$0.35

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Codorus Valley Bancorp, Inc.
York, Pennsylvania

        We have audited the accompanying consolidated balance sheets of Codorus Valley Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Codorus Valley Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, Codorus Valley Bancorp, Inc. changed its method of accounting for share-based payments in 2006.

Beard Miller Company LLP
Harrisburg, Pennsylvania
March 5, 2007

Item 9:   Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A:   Controls and procedures

Codorus Valley maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures performed as of December 31, 2006, the chief executive and chief financial officers of Codorus Valley concluded that Codorus Valley’s disclosure controls and procedures were adequate.

Codorus Valley made no changes in its internal controls over financial reporting or in other factors that has materially affected these controls subsequent to the date of the evaluation of the controls by the chief executive and chief financial officers.

Item 9B:   Other Information

On January 23, 2007, the Compensation Committee of the Board of Directors of the Corporation, after a review of performance and competitive market data, finalized the annual base salaries of the Corporation’s executive officers for fiscal year 2007, which began on January 1, 2007. The compensation adjustments were effective as of January 1, 2007.

The following table sets forth the annual base salary levels of the Corporation’s named executive officers for fiscal years 2006 and 2007:

	Fiscal Year 2006 Base Salary	Fiscal Year 2007 Base Salary

Larry J. Miller, President, Chief Executive Officer, and Vice Chairman of the Corporation and the Bank	$230,000	$250,000

Harry R. Swift, Esquire, Secretary and Vice President of the Corporation and General Counsel, Executive Vice President and Cashier of the Bank	$178,000	$184,000

Jann Allen Weaver, CPA Treasurer/Assistant Secretary of the Corporation and Executive Vice President and Chief Financial Officer of the Bank	$104,000	$109,000

PART III

Item 10:   Directors, executive officers and corporate governance of Codorus Valley Bancorp, Inc.

Information appearing in the Proxy Statement relating to the 2007 Annual Meeting of Shareholders to be held May 15, 2007 (Proxy Statement), under the captions “Information about Nominees and Continuing Directors,” “Executive Officers,” and “Governance of the Corporation” is incorporated by reference in response to this item.

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

Based solely on its review of the copies of Forms 3, 4 and 5 and amendments thereto received by it, or written representations from certain reporting persons that no Form 5 was required for that reporting person, the Corporation believes that during the period from January 1, 2006 through December 31, 2006, its officers and directors were in compliance with all filing requirements applicable to them.

Item 11:   Executive compensation

Information appearing in the Proxy Statement, under the captions “Executive Compensation,” “Director Compensation” and “Compensation Committee Report” is incorporated by reference in response to this item.

Item 12:   Security ownership of certain beneficial owners and management and related shareholder matters

Information appearing in the Proxy Statement, under the caption “Share Ownership,” “Outstanding Equity Awards at Fiscal Year End” and “Potential Payments Upon Termination of Change in Control” is incorporated by reference in response to this item.

Item 13:   Certain relationships and related transactions, and director independence

Information appearing in the Proxy Statement, under the caption “Related Person Transactions,” is incorporated by reference in response to this item.

Item 14:   Principal accountant fees and services

Information appearing in the Proxy Statement, under the caption “Independent Certified Public Accountants,” is incorporated by reference in response to this item.

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

3.	Exhibits filed as part of 10-K pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibit
3(i)	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 14, 2005.)

3(ii)	Amended By-laws (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 14, 2005.)

4	Rights Agreement dated as of November 4, 2005 (Incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 8, 2005.)

10.1	1996 Stock Incentive Plan (Incorporated by reference to Exhibit 99 of Registration Statement No. 333-09277 on Form S-8, filed with the Commission on July 31, 1996.)

10.2	Employment Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry J. Miller dated December 27, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006.)

10.3	Change of Control Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Jann A. Weaver, dated December 27, 2005. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006.)

10.4	Change of Control Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Harry R. Swift, dated December 27, 2005. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006.)

10.5	1998 Independent Directors Stock Option Plan (Incorporated by reference to Exhibit 4.3 of Registrant Statement No. 333-61851 on Form S-8, filed with the Commission on August 19, 1998.)

10.6	2000 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-40532 on Form S-8, filed with the Commission on June 30, 2000.)

10.7	2001 Employee Stock Bonus Plan (Incorporated by reference to Exhibit 99.1 of Registration Statement No. 333-68410 on Form S-8, filed with the Commission on August 27, 2001.)

10.8	Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 4(a) Registration Statement no. 33-46171 on Amendment No. 4 to Form S-3, filed with the Commission on July 23, 2004.)

10.9	Amendment to Salary Continuation Agreement by and among PeoplesBank, A Codorus Valley Company, a wholly owned subsidiary of Codorus Valley Bancorp, Inc. and Larry J. Miller dated December 27, 2005. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006.)

10.10	Amendment to Salary Continuation Agreement by and among PeoplesBank, A Codorus Valley Company, a wholly owned subsidiary of Codorus Valley Bancorp, Inc. and Harry R. Swift dated December 27, 2005. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006.)

10.11	Amendment to Salary Continuation Agreement by and among PeoplesBank, A Codorus Valley Company, a wholly owned subsidiary of Codorus Valley Bancorp, Inc. and Jann A. Weaver dated December 27, 2005. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006.)

10.12	Form of Group Term Replacement Plan, dated December 1, 1998, as amended, including Split Dollar Policy Endorsements pertaining to senior officers of the Corporation’s subsidiary, PeoplesBank, A Codorus Valley Company. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2005.)

10.13	Sample form of Director Group Term Replacement Plan, dated December 1, 1998, including Split Dollar Policy Endorsements pertaining to non-employee directors of the Corporation’s subsidiary, PeoplesBank, A Codorus Valley Company. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, filed on March 29, 2005.)

10.14	Long Term Nursing Care Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry J. Miller, dated December 27, 2005. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006.)

10.15	Codorus Valley Bancorp, Inc. Change in Control and Supplemental Benefit Trust Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Hershey Trust Company, dated January 25, 2006. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 27, 2006.)

10.16	Amended and Restated Declaration of Trust of CVB Statutory Trust No. 2, dated as of June 28, 2006, among Codorus Valley Bancorp, Inc., as sponsor, the Delaware and institutional trustee named therein, and the administrators named therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006.)

10.17	Indenture, dated as of June 28, 2006, between Codorus Valley Bancorp, Inc., as issuer, and the trustee named therein, relating to the Junior Subordinated Debt Securities due 2036. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006.)

10.18	Guarantee Agreement, dated as of June 28, 2006, between Codorus Valley Bancorp, Inc. and guarantee trustee named therein. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006.)

10.19	2007 Long-Term Incentive Plan of Codorus Valley Bancorp, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 20, 2007.)

10.20	Leadership Cash Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 20, 2007.)

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 16, 2004.)

21	List of subsidiaries of Codorus Valley Bancorp, Inc.

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the authorized undersigned.

Codorus Valley Bancorp, Inc. (Registrant)

/s/ Larry J. Miller
Larry J. Miller, President	Date: March 13, 2007
and Chief Executive Officer

Under the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signature and Capacity

/s/ Rodney L. Krebs	Chairman of the Board of	3/13/07
Rodney L. Krebs	Directors and Director

/s/ Larry J. Miller	President, Chief Executive Officer,	3/13/07
Larry J. Miller (Principal Executive Officer)	Vice Chairman of the Board of Directors and Director

/s/ D. Reed Anderson	Director	3/13/07
D. Reed Anderson, Esq.

/s/ MacGregor S. Jones	Director	3/13/07
MacGregor S. Jones

/s/ William H. Simpson	Director	3/13/07
William H. Simpson

/s/ Dallas L. Smith	Director	3/13/07
Dallas L. Smith

/s/ Donald H. Warner	Director	3/13/07
Donald H. Warner

	Director	3/13/07
Michael L. Waugh

/s/ Jann A. Weaver	Treasurer and Assistant Secretary	3/13/07
Jann A. Weaver (Principal Financial and Accounting Officer)

/s/ Harry R. Swift	Vice President and Secretary	3/13/07
Harry R. Swift, Esq.

/s/ Diane E. Hill	Vice President	3/13/07
Diane E. Hill

Exhibit Index

Exhibit Number	Description of Exhibit	Page # in manually signed original Form 10-K

3(i)	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 14, 2005.)

3(ii)	Amended By-laws (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 14, 2005.)

4	Rights Agreement dated as of November 4, 2005 (Incorporated by reference to Exhibit 4 of the Registrant’s Current Report on Form 8-K, filed with the Commission on November 8, 2005.)

10.1	1996 Stock Incentive Plan (Incorporated by reference to Exhibit 99 of Registration Statement No. 333-09277 on Form S-8, filed with the Commission on July 31, 1996.)

10.2	Employment Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry J. Miller, dated December 27, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006.)

10.3	Change of Control Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Jann A. Weaver, dated December 27, 2005. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006.)

10.4	Change of Control Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Harry R. Swift, dated December 27, 2005. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006.)

10.5	1998 Independent Directors Stock Option Plan (Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-61851 on Form S-8, filed with the Commission on August 19, 1998.)

10.6	2000 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-40532 on Form S-8, filed with the Commission on June 30, 2000.)

10.7	2001 Employee Stock Bonus Plan (Incorporated by reference to Exhibit 99.1 of Registration Statement No. 333-68410 on Form S-8, filed with the Commission on August 27, 2001.)

Exhibit Number	Description of Exhibit	Page # in manually signed original Form 10-K

10.8	Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 4(a) Registration Statement no. 33-46171 on Amendment No. 4 to Form S-3, filed with the Commission on July 23, 2004.)

10.9	Amendment to Salary Continuation Agreement by and among PeoplesBank, A Codorus Valley Company, a wholly owned subsidiary of Codorus Valley Bancorp, Inc. and Larry J. Miller, dated December 27, 2005. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006.)

10.10	Amendment to Salary Continuation Agreement by and among PeoplesBank, A Codorus Valley Company, a wholly owned subsidiary of Codorus Valley Bancorp, Inc. and Harry R. Swift, dated December 27, 2005. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006.)

10.11	Amendment to Salary Continuation Agreement by and among PeoplesBank, A Codorus Valley Company, a wholly owned subsidiary of Codorus Valley Bancorp, Inc. and Jann A. Weaver, dated December 27, 2005. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006.)

10.12	Form of Group Term Replacement Plan, dated December 1, 1998, as amended, including Split Dollar Policy Endorsements pertaining to senior officers of the Corporation’s subsidiary, PeoplesBank, A Codorus Valley Company. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 29, 2005.)

10.13	Sample form Director Group Term Replacement Plan, dated December 1, 1998, including Split Dollar Policy Endorsements pertaining to non-employee directors of the Corporation’s subsidiary, PeoplesBank, A Codorus Valley Company. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 29, 2005.)

10.14	Long Term Nursing Care Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry J. Miller, dated December 27, 2005. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006.)

10.15	Codorus Valley Bancorp, Inc. Change in Control and Supplemental Benefit Trust Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Hershey Trust Company, dated January 25, 2006. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 27, 2006.)

10.16	Amended and Restated Declaration of Trust of CVB Statutory Trust No. 2, dated as of June 28, 2006, among Codorus Valley Bancorp, Inc., as sponsor, the Delaware and institutional trustee named therein, and the administrators named therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006.)

Exhibit Number	Description of Exhibit	Page # in manually signed original Form 10-K

10.17	Indenture, dated as of June 28, 2006, between Codorus Valley Bancorp, Inc., as issuer, and the trustee named therein, relating to the Junior Subordinated Debt Securities due 2036. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006.)

10.18	Guarantee Agreement, dated as of June 28, 2006, between Codorus Valley Bancorp, Inc. and guarantee trustee named therein. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006.)

10.19	2007 Long-Term Incentive Plan of Codorus Valley Bancorp, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 20, 2007.)

10.20	Leadership Cash Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 20, 2007.)

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 16, 2004.)

21	List of subsidiaries of the Codorus Valley Bancorp, Inc.	75

23	Consent of Independent Registered Public Accounting Firm	76

24	Power of Attorney	77-78

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	79

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	80

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	81