Form 10-Q
period 2007-03-31
CODORUS VALLEY BANCORP INC
filed 2007-05-10
CIK 806279

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

      For the transition period from ____________ to ______________

                         COMMISSION FILE NUMBER: 0-15536

                          CODORUS VALLEY BANCORP, INC.
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                23-2428543
        ----------------------------                -----------------
        (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)              Identification No.)

        105 Leader Heights Road, P.O. Box 2887, York, Pennsylvania 17405
        ----------------------------------------------------------------
             (Address of principal executive offices)  (Zip code)

                                  717-747-1519
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                       if changed since the last report.)

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

Large accelerated filer [ ]  Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On April 24, 2007, 3,678,065 shares of common stock, par value $2.50, were outstanding, which includes the effect of the 5 percent stock dividend declared April 10, 2007.

================================================================================

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          Codorus Valley Bancorp, Inc.
                           Consolidated Balance Sheets

                                                                                          March 31,        December 31,
(dollars in thousands, except per share data)                                               2007               2006
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Interest bearing deposits with banks                                                    $        111       $        118
Cash and due from banks                                                                       14,178             11,104
Federal funds sold                                                                            24,304             24,150
-----------------------------------------------------------------------------------------------------------------------
      Total cash and cash equivalents                                                         38,593             35,372
Securities available-for-sale                                                                 78,565             73,423
Securities held-to-maturity (fair value $ 5,211 for 2007 and $7,840 for 2006)                  4,965              7,503
Loans held for sale                                                                              160              1,687
Loans (net of deferred fees of $498 in 2007 and $534 in 2006)                                426,356            405,573
Less-allowance for loan losses                                                                (3,046)            (3,126)
-----------------------------------------------------------------------------------------------------------------------
      Net loans                                                                              423,310            402,447
Premises and equipment, net                                                                   10,347             10,495
Other assets                                                                                  16,762             17,285
-----------------------------------------------------------------------------------------------------------------------
      Total assets                                                                      $    572,702       $    548,212
=======================================================================================================================
LIABILITIES
Deposits
    Noninterest bearing                                                                 $     48,306       $     49,190
    Interest bearing                                                                         432,990            407,455
-----------------------------------------------------------------------------------------------------------------------
      Total deposits                                                                         481,296            456,645
Long-term debt                                                                                32,733             35,029
Junior Subordinated debentures                                                                10,310             10,310
Other liabilities                                                                              4,080              3,442
-----------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                      528,419            505,426

SHAREHOLDERS' EQUITY
Preferred stock, par value $2.50 per share;
   1,000,000 shares authorized;  0 shares issued and outstanding                                   0                  0
Common stock, par value $2.50 per share;
   10,000,000 shares authorized; 3,678,065 shares issued and
   outstanding on 3/31/07 and 3,502,919 on 12/31/06                                            9,195              8,757
Additional paid-in capital                                                                    31,789             28,839
Retained earnings                                                                              3,350              5,434
Accumulated other comprehensive loss                                                             (51)              (244)
-----------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                              44,283             42,786
-----------------------------------------------------------------------------------------------------------------------
      Total liabilities and shareholders' equity                                        $    572,702       $    548,212
=======================================================================================================================

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
                        Consolidated Statements of Income

                                                                Three months ended
                                                                     March 31,
(dollars in thousands, except per share data)                    2007           2006
------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                                        $  7,907      $   7,005
Investment securities
    Taxable                                                       701            599
    Tax-exempt                                                    287            138
    Dividends                                                      55             29
Federal funds sold                                                254             15
Other                                                               2              2
------------------------------------------------------------------------------------
      Total interest income                                     9,206          7,788
INTEREST EXPENSE
Deposits                                                        3,991          2,494
Federal funds purchased and other short-term borrowings             0            112
Long-term debt                                                    590            486
------------------------------------------------------------------------------------
      Total interest expense                                    4,581          3,092
------------------------------------------------------------------------------------
      Net interest income                                       4,625          4,696
PROVISION FOR (RECOVERY OF) LOAN LOSSES                          (919)           210
------------------------------------------------------------------------------------
      Net interest income after provision for loan losses       5,544          4,486
NONINTEREST INCOME
Trust and investment services fees                                324            325
Service charges on deposit accounts                               454            434
Mutual fund, annuity and insurance sales                          278            254
Income from bank owned life insurance                              66             63
Other income                                                      105            119
Gain on sales of mortgages                                         94             88
------------------------------------------------------------------------------------
      Total noninterest income                                  1,321          1,283
NONINTEREST EXPENSE
Personnel                                                       2,536          2,139
Occupancy of premises, net                                        353            384
Furniture and equipment                                           340            407
Postage, stationery and supplies                                  109            121
Professional and legal                                             62             31
Marketing and advertising                                          71            108
Other                                                             985            731
------------------------------------------------------------------------------------
      Total noninterest expense                                 4,456          3,921
------------------------------------------------------------------------------------
      Income before income taxes                                2,409          1,848
PROVISION FOR INCOME TAXES                                        640            487
------------------------------------------------------------------------------------
      Net income                                             $  1,769      $   1,361
====================================================================================
      Net income per share, basic                               $0.48          $0.37
      Net income per share, diluted                             $0.47          $0.36
====================================================================================

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
                      Consolidated Statements of Cash Flows

                                                                               Three months ended
                                                                                   March 31,
(dollars in thousands)                                                        2007         2006
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                  $   1,769   $    1,361
Adjustments to reconcile net income to net cash provided by operations
    Depreciation                                                                  284          296
    Provision for loan losses                                                    (919)         210
    Amortization of investment in real estate partnership                         126          121
    Increase in cash surrender value of life insurance investment                 (66)         (63)
    Originations of held for sale mortgages                                    (5,154)      (5,601)
    Proceeds from sales of held for sale mortgages                              6,775        6,606
    Gain on sales of held for sale mortgages                                      (94)         (88)
    Loss on sales of foreclosed real estate                                         2            0
    Stock-based compensation expense                                                8           12
    Decrease (increase) in accrued interest receivable and other assets           316         (210)
    Increase in accrued interest payable and other liabilities                    638          539
    Other, net                                                                      9          114
--------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                 3,694        3,297
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available-for-sale
    Purchases                                                                  (6,489)      (3,253)
    Maturities and calls                                                        1,613        2,893
Securities, held-to-maturity, calls                                             2,604            0
Net increase in loans made to customers                                       (19,983)      (5,258)
Purchases of premises and equipment                                              (136)        (388)
Proceeds from sales of foreclosed real estate                                      36            0
--------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                   (22,355)      (6,006)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits                                    12,271       16,596
Net increase in time deposits                                                  12,380        5,688
Net decrease in short-term borrowings                                               0       (9,781)
Repayment of long-term debt                                                    (2,296)        (392)
Dividends paid                                                                   (473)        (410)
--------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                                21,882       11,701
--------------------------------------------------------------------------------------------------
      Net increase in cash and cash equivalents                                 3,221        8,992
      Cash and cash equivalents at beginning of year                           35,372       12,085
--------------------------------------------------------------------------------------------------
      Cash and cash equivalents at end of period                            $  38,593   $   21,077
==================================================================================================

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
           Consolidated Statements of Changes in Shareholders' Equity

                                                                                                   Accumulated
                                                                      Additional                      Other
                                                           Common      Paid-in       Retained      Comprehensive
(dollars in thousands, except share data)                  Stock       Capital       Earnings          Loss           Total
-----------------------------------------------------------------------------------------------------------------------------
For the three months ended March 31, 2007

Balance, December 31, 2006                                  $8,757      $28,839        $5,434        ($244)          $42,786
Comprehensive incom:
  Net income                                                                            1,769                          1,769
  Other comprehensive income, net of tax:
   Unrealized gains on securities, net                                                                 193               193
                                                                                                                    --------
      Total comprehensive income                                                                                       1,962
Cash dividends ($.129 per share, adjusted)                                               (473)                          (473)
5% stock dividend - 175,146 shares at fair value               438        2,942        (3,380)                             0
Stock-based compensation                                                      8                                            8
----------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2007                                     $9,195      $31,789        $3,350         ($51)          $44,283
============================================================================================================================

For the three months ended March 31, 2006

Balance, December 31, 2005                                  $7,902      $23,035        $8,204        ($412)          $38,729
Comprehensive income:
  Net income                                                                            1,361                          1,361
  Other comprehensive loss, net of tax:
   Unrealized losses on securities, net                                                               (135)             (135)
                                                                                                                     -------
      Total comprehensive income                                                                                       1,226
Cash dividends ($.112 per share, adjusted)                                               (410)                          (410)
5% stock dividend - 158,041 shares at fair value               395        2,673        (3,068)                             0
Stock-based compensation                                                     12                                           12
----------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2006                                     $8,297      $25,720        $6,087        ($547)          $39,557
============================================================================================================================

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial condition and results of operations for the reported periods, and are of a normal and recurring nature.

These statements should be read in conjunction with the notes to the audited financial statements contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.

The consolidated financial statements include the accounts of Codorus Valley Bancorp, Inc. and its wholly owned bank subsidiary, PeoplesBank, A Codorus Valley Company (PeoplesBank), and its wholly owned nonbank subsidiary, SYC Realty Company, Inc. (collectively referred to as Codorus Valley or the Corporation). PeoplesBank has two wholly owned subsidiaries, Codorus Valley Financial Advisors, Inc. and SYC Settlement Services, Inc. All significant intercompany account balances and transactions have been eliminated in consolidation. The combined results of operations of the nonbank subsidiaries are not material to the consolidated financial statements.

The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

Stock dividend and per share computations

All per share computations include the effect of stock dividends declared, including a 5 percent stock dividend declared April 10, 2007. The weighted average number of shares of common stock outstanding used for basic and diluted calculations are provided below.

                                                         Three months ended
(dollars in thousands, except per share data)                March 31,
----------------------------------------------------------------------------
                                                         2007           2006
----------------------------------------------------------------------------
Net income                                             $1,769         $1,361
----------------------------------------------------------------------------

Weighted average shares outstanding (basic)             3,678          3,659
Effect of dilutive stock options                           90             83
----------------------------------------------------------------------------
Weighted average shares outstanding (diluted)           3,768          3,742

Basic earnings per share                               $  .48         $  .37
Diluted earnings per share                             $  .47         $  .36

Comprehensive income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The components of other comprehensive income (loss) and related tax effects are presented in the following table:

                                                      Three months ended
                                                            March 31,
(Dollars in thousands)                                  2007         2006
-------------------------------------------------------------------------
Unrealized holding gains (losses) arising during
the period                                             $ 292        $(205)
Reclassification adjustment for (gains) losses
included in income                                         0            0
-------------------------------------------------------------------------

Net unrealized gains (losses)                            292         (205)
Tax effect                                               (99)          70
-------------------------------------------------------------------------
Net of tax amount                                      $ 193        $(135)
=========================================================================

Reclassification

Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.

Income Taxes

The Corporation adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" in the first quarter of 2007 and, after evaluation, has deemed it immaterial to the consolidated financial statements.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for Codorus Valley on January 1, 2008. The Corporation is evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial statements.

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

In September 2006, the FASB's Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements" ("EITF 06-4"). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee's benefit during his or her retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement. Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. The disclosures are required in fiscal years beginning after December 15, 2007, with early adoption permitted. The Corporation is evaluating the impact that the adoption of EITF Issue No. 06-4 will have on its consolidated financial statements.

NOTE 3 -- DEPOSITS

The composition of deposits on March 31, 2007 and December 31, 2006, was as follows:

                                       March 31,        December 31,
(Dollars in thousands)                      2007                2006
--------------------------------------------------------------------
Noninterest bearing demand              $ 48,306            $ 49,190
NOW                                       43,771              43,864
Money market                             156,196             144,292
Savings                                   18,877              17,533
Time CDs less than $100,000              153,192             145,849
Time CDs $100,000 or more                 60,954              55,917
--------------------------------------------------------------------
Total deposits                          $481,296            $456,645
====================================================================

NOTE 4 -- LONG-TERM DEBT

A summary of long-term debt at March 31, 2007 and December 31, 2006 follows:

                                                   March 31,   December 31,
(Dollars in thousands)                                 2007            2006
---------------------------------------------------------------------------
Obligations of PeoplesBank to FHLBP
   Due 2007, 4.68%                                  $ 7,000         $ 7,000
   Due 2009, 3.47%, convertible quarterly after
     December 2006                                    5,000           5,000
   Due 2010, 4.32%                                    6,000           6,000
   Due 2011, 4.30%, amortizing                        4,439           4,504
   Due 2012, 4.25%, amortizing                        1,915           1,998
   Due 2013, 3.46%, amortizing                        3,284           3,403
   Due 2014, 6.43%, convertible quarterly after
     July 2009                                        3,000           5,000
Obligations of Codorus Valley Bancorp, Inc.
   Due 2011, floating rate based on 1 month
     LIBOR plus 1.50%, amortizing                     1,541           1,562
---------------------------------------------------------------------------
                                                     32,179          34,467
Capital lease obligation                                554             562
---------------------------------------------------------------------------
Total long-term debt                                $32,733         $35,029
---------------------------------------------------------------------------

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

Codorus Valley's obligation is secured by a mortgage on the Codorus Valley Corporate Center office building at 105 Leader Heights Road, York, Pennsylvania.

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

Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to year-to-date average assets (leverage ratio). Management believes that Codorus Valley and PeoplesBank were well capitalized on March 31, 2007, based on FDIC capital guidelines.

                                                           MINIMUM FOR            WELL CAPITALIZED
                                       ACTUAL            CAPITAL ADEQUACY              MINIMUM*
                                  ----------------------------------------------------------------
(dollars in thousands)             AMOUNT     RATIO      AMOUNT     RATIO        AMOUNT      RATIO
--------------------------------------------------------------------------------------------------
CODORUS VALLEY BANCORP, INC. (CONSOLIDATED)
   AT MARCH 31, 2007
   Capital ratios:
      Tier 1 risk based           $53,901     11.86%     $18,179     4.0%         n/a          n/a
      Total risk based             56,947     12.53       36,358     8.0          n/a          n/a
      Leverage                     53,901      9.73       22,160     4.0          n/a          n/a

   AT DECEMBER 31, 2006
   Capital ratios:
      Tier 1 risk based           $52,587     11.99%     $17,538     4.0%         n/a          n/a
      Total risk based             55,713     12.71       35,076     8.0          n/a          n/a
      Leverage                     52,587      9.83       21,401     4.0          n/a          n/a

PEOPLESBANK, A CODORUS VALLEY COMPANY
   AT MARCH 31, 2007
   Capital ratios:
      Tier 1 risk based           $49,602     11.03%     $17,985     4.0%       $26,978        6.0%
      Total risk based             52,648     11.71       35,970     8.0         44,963       10.0
      Leverage                     49,602      9.03       21,960     4.0         27,450        5.0


   AT DECEMBER 31, 2006
   Capital ratios:
      Tier 1 risk based           $48,130     11.12%     $17,316     4.0%       $25,973        6.0%
      Total risk based             51,256     11.84       34,631     8.0         43,289       10.0
      Leverage                     48,130      9.09       21,168     4.0         26,460        5.0

----------
* To be well capitalized under prompt corrective action provisions.

NOTE 6 -- STOCK-BASED COMPENSATION

During the quarter ended March 31, 2007, there were no stock options granted or exercised. A summary of stock options from all plans, adjusted for stock dividends declared, is shown below.

                                                    WEIGHTED AVERAGE     WEIGHTED AVERAGE         AGGREGATE
                                                     EXERCISE PRICE          REMAINING         INTRINSIC VALUE
                                     OPTIONS            PER SHARE        CONTRACTUAL TERM      (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------
Outstanding at March 31, 2007         284,200            $12.70              3.7 years             $1,540

Exerciseable at March 31, 2007        263,995            $12.45              3.4 years             $1,499

As of March 31, 2007, total unrecognized compensation cost related to nonvested options was $68,000. The cost is expected to be recognized over a weighted average period of 1.5 years.

NOTE 7 -- CONTINGENT LIABILITIES

Management is not aware of any material contingent liabilities on March 31, 2007.

NOTE 8 -- GUARANTEES

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the PeoplesBank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $3,858,000 of standby letters of credit outstanding on March 31, 2007, compared to $6,121,000 on December 31, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding letters of credit. The current amount of the liability as of March 31, 2007 and December 31, 2006, for guarantees under standby letters of credit issued, is not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for Codorus Valley Bancorp, Inc. (Codorus Valley or the Corporation), a bank holding company, and its wholly owned subsidiary, PeoplesBank, A Codorus Valley Company (PeoplesBank), are provided below. Codorus Valley's consolidated financial condition and results of operations consist almost entirely of PeoplesBank's financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future.

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

Readers should note that many factors, some of which are discussed elsewhere in this report and in the documents that are incorporated by reference, could affect the future financial results of the Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this Form 10-Q. These factors include:

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

CRITICAL ACCOUNTING ESTIMATES:

Disclosure of Codorus Valley's significant accounting policies is included in
Note 1 to the consolidated financial statements of the 2006 Annual Report on Form 10-K for the period ended December 31, 2006. Some of these policies require management to make significant judgments, estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities.

Management makes significant estimates in determining the allowance for loan losses. Management considers a variety of factors in establishing this estimate such as current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, financial and managerial strengths of borrowers, adequacy of collateral, if collateral dependent, and present value of future cash flows and other relevant factors. Estimates related to the value of collateral also have a significant impact on whether or not management continues to accrue income on delinquent loans and on the amounts at which foreclosed real estate is recorded on the statement of financial condition. Additional information is contained in Management's Discussion and Analysis regarding critical accounting estimates, including the provision and allowance for loan losses, located on pages 14 and 18 of this Form 10-Q.

The Corporation changed its method of accounting for stock-based compensation in 2006, in accordance with Financial Accounting Standard No. 123(R). Based on stock options outstanding on March 31, 2007, approximately $68,000 will be expensed over the weighted average period of 1.5 years.

Management discussed the development and selection of critical accounting estimates and related Management Discussion and Analysis disclosure with the Audit Committee. There were no material changes made to the critical accounting estimates during the periods presented within this report.

THREE MONTHS ENDED MARCH 31, 2007,
COMPARED TO THREE MONTHS ENDED MARCH 31, 2006
---------------------------------------------

FINANCIAL HIGHLIGHTS

The Corporation earned $1,769,000 or $.48 per share ($.47 diluted) for the three-month period ended March 31, 2007, compared to $1,361,000 or $.37 per share ($.36 diluted), for the same period of 2006. The $408,000 or 30 percent increase in net income was primarily the result of an $839,000 pre-tax ($554,000 after-tax) recovery of loan losses that were incurred by PeoplesBank during 2002-2003. Due to the adequacy of the allowance for loan losses on March 31, 2007, the full amount of the recovery was credited to the loan loss provision. The effect on net income from the reduction in the loan loss provision more than offset an increase in noninterest expense and a decrease in net interest income. Noninterest expense increased $535,000 or 14 percent for the first quarter of 2007 due primarily to increased personnel costs, caused by the timing of performance incentives and staff additions associated with normal business growth, and other expense. Other expense included the recognition of an $185,000 ($122,000 after-tax) prepayment penalty on the early pay-down of a $2 million Federal Home Loan Bank advance. The Corporation paid down the advance, which had an above market interest rate, to reduce interest expense in future periods. The $71,000 or 2 percent decrease in net interest income was due largely to increased deposit costs, which were adversely affected by the inverted US treasury yield curve environment, customer preference for higher rate deposit products, and competitive pricing pressures. Total assets were approximately $573 million on March 31, 2007, an increase of $83 million or 17 percent above March 31, 2006. Asset growth occurred primarily in business loans and investment securities, which were funded by strong deposit growth, primarily money market deposits and variable rate CDs.

Net income as a percentage of average shareholders' equity (ROE) was 16.13 percent for the first three months (annualized) of 2007, compared to 13.79 percent for the same period of 2006. Net income as a percentage of average total assets (ROA) was 1.28 percent for the first three months (annualized) of 2007, compared to 1.13 percent for the same period of 2006. The efficiency ratio was
72.3 percent for the first quarter of 2007, compared to 64.3 percent for the same quarter of 2006.

On March 31, 2007, nonperforming assets as a percentage of total loans and net foreclosed real estate were 0.99 percent, compared to 1.03 percent for March 31, 2006. Information regarding nonperforming assets is provided in the Risk Management section of this report, including Table 3 -- Nonperforming Assets. Based on a recent evaluation of probable loan losses and the current loan portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on March 31, 2007. An analysis of the allowance is provided in Table 4 -- Analysis of Allowance for Loan Losses.

Throughout the current period Codorus Valley maintained a capital level well above minimum regulatory quantitative requirements. Currently, there are three federal regulatory definitions of capital that take the form of minimum ratios.
Note 5 -- Regulatory Matters, shows that the Corporation and PeoplesBank were well capitalized on March 31, 2007.

A more detailed analysis of the factors and trends affecting corporate earnings follows.

INCOME STATEMENT ANALYSIS

NET INTEREST INCOME

Net interest income for the three-month period ended March 31, 2007, was $4,625,000, a decrease of $71,000 or 2 percent below the same period in 2006. While the average balance of earning assets and deposits showed strong growth of 16 percent and 17 percent, respectively, net interest margin declined from 4.35 percent to 3.76 percent. The decrease in net interest income and net interest margin was primarily the result of an increase in interest expense from a larger volume of interest bearing deposits and higher interest rates, due in part to the lingering presence of the flat (or slightly inverted) US treasury yield curve environment and competitive pricing pressures. Deposit customers showed a preference for higher rate deposit products such as money market deposits and certificates of deposit, principally variable rate CDs. Interest bearing liabilities averaged $463 million at an average rate of 4.01 percent for the first quarter of 2007, compared to $395 million and 3.18 percent, respectively, for the first quarter of 2006.

Earning assets averaged $516 million and yielded 7.36 percent (tax equivalent basis) for the first quarter of 2007, compared to $446 million and 7.24 percent, respectively, for the first quarter of 2006. The $69 million or 16 percent increase in average earning assets occurred primarily in business loans and investment securities. In the period ahead, management expects that growth in net interest income will remain constrained by the flat or inverted US treasury yield curve environment and competitive pricing pressures.

PROVISION FOR LOAN LOSSES

As a result of a large loan loss recovery during the current period and adequacy of the allowance on March 31, 2007, Codorus Valley recorded a $919,000 credit to the provision for loan losses, compared to a $210,000 provision expense for the same period in 2006. In February 2007, PeoplesBank recovered approximately $839,000, representing its portion of a $12 million restitution fund created in settlement of a claim by the United States Department of Justice against the Bank of New York. The funds partially reimbursed PeoplesBank for loan losses that were incurred in 2002 and 2003 that pertained to a group of related equipment leasing contracts that PeoplesBank acquired from a third-party broker who designated Bank of New York as escrow agent for payments under these contracts.

NONINTEREST INCOME

The following table presents the components of total noninterest income for the first quarter of 2007, compared to the first quarter of 2006. The $38,000 or 3 percent increase was primarily attributable to increases in commissions from mutual fund, annuity and insurance sales, and service charges on deposit accounts, which resulted from increased sales and business growth.

TABLE 1 - NONINTEREST INCOME

                                                 Three months ended             Change
                                                     March 31            Increase (Decrease)
(dollars in thousands)                            2007          2006         $          %
-------------------------------------------------------------------------------------------
Trust and investment services fees              $  324       $   325        $  (1)       (0)%
Service charges on deposit accounts                454           434           20         5
Mutual fund, annuity and insurance sales           278           254           24         9
Income from bank owned life insurance               66            63            3         5
Other income                                       105           119          (14)      (12)
Gain on sales of mortgages                          94            88            6         7
-------------------------------------------------------------------------------------------
    Total noninterest income                    $1,321       $ 1,283        $  38         3%
===========================================================================================

NONINTEREST EXPENSE

The following table presents the components of total noninterest expense for the first quarter of 2007, compared to the first quarter of 2006.

TABLE 2 - NONINTEREST EXPENSE

                                            Three months ended           Change
                                               March 31           Increase (Decrease)
(dollars in thousands)                      2007        2006           $            %
------------------------------------------------------------------------------------
Personnel                                $ 2,536     $ 2,139        $  397        19%
Occupancy of premises, net                   353         384           (31)       (8)
Furniture and equipment                      340         407           (67)      (16)
Postage, stationery and supplies             109         121           (12)      (10)
Professional and legal                        62          31            31       100
Marketing and advertising                     71         108           (37)      (34)
Other                                        985         731           254        35
------------------------------------------------------------------------------------
    Total noninterest expense            $ 4,456     $ 3,921        $  535        14%
------------------------------------------------------------------------------------

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel -- For the first three months of 2007, personnel expense, comprised of wages, payroll taxes and employee benefits, increased $397,000 or 19 percent due to performance incentives and staff additions associated with normal business growth.

Furniture and equipment -- For the first three months of 2007, furniture and equipment expense decreased $67,000 or 16 percent below the first quarter of 2006. The first quarter of 2006 included an increase in expense for ATM maintenance contracts and a bulk replacement of personal computers.

Professional and legal -- For the first three months of 2007, professional and legal expense increased $31,000 or 100 percent above the first quarter of 2006. The first quarter of 2006 included a $35,000 reimbursement of legal expenses to PeoplesBank, which resulted from the settlement of a lawsuit from routine bank business.

Marketing and advertising -- For the first three months of 2007, marketing and advertising expense decreased $37,000 or 34% below last year due primarily to timing.

Other -- For the first three months of 2007, other expense increased $254,000 or 35 percent due primarily to the recognition of a $185,000 prepayment penalty on the early pay-down of a $2 million Federal Home Loan Bank advance. The Corporation paid down the advance, which had an above market interest rate, to reduce interest expense in future periods. There was no comparable prepayment penalty in the prior year.

INCOME TAXES

The provision for income tax was $640,000 for the current three-month period, compared to $487,000 for the same period in 2006. The $153,000 or 31 percent increase in the tax provision was the result of a 30 percent increase in pretax income. Codorus Valley's effective federal income tax and marginal tax rates were 26 percent and 34 percent, respectively, for quarters ended March 31, 2007, and 2006.

BALANCE SHEET REVIEW

INVESTMENT SECURITIES

On March 31, 2007, the securities available-for-sale portfolio was approximately $79 million, compared to $73 million for year-end 2006. The 7 percent increase occurred primarily from the purchase of high quality US agency mortgage-backed bonds and tax-exempt municipal bonds.

On March 31, 2007, the securities held-to-maturity portfolio, recorded at amortized cost, was approximately $5 million, compared to approximately $8 million for year-end 2006. The 34 percent decrease in the portfolio was the result of three bonds being called by issuers exercising their call options. The held-to-maturity portfolio for both periods consisted of fixed rate, junior subordinated debt instruments issued by commercial bank holding companies. These investments are callable in 2007 and thereafter, and mature in years 2026-2028. In the period ahead, it is probable that more of these high yielding investments will be called by issuers based on the current level of market interest rates. If such calls occur, the calls will be at a premium; however, reinvestment yields are expected to be much lower.

LOANS

On March 31, 2007, total loans were $426 million, an increase of $21 million or 5 percent above year-end 2006. The increase was primarily attributable to an increase in business loans. The average yield (tax-equivalent basis) earned on total loans was 7.80 percent for the first quarter of 2007, compared to 7.68 percent for the fourth quarter of 2006 and 7.59 percent for the first quarter of 2006.

DEPOSITS

On March 31, 2007, total deposits were approximately $481 million, an increase of $25 million or 5 percent above year-end 2006. The increase in deposits, which reflected the continuation of a long trend of successful sales efforts, occurred primarily within the money market and CD categories, as shown in Note 3 -- Deposits. The flat or slightly inverted US treasury yield curve environment, customer preference for higher rate deposit products and competitive pricing pressures are factors that increased deposit interest rates. The average rate paid on interest-bearing deposits was 3.87 percent for the first quarter of 2007, compared to 3.73 percent for the fourth quarter of 2006 and 2.93 percent for the first quarter of 2006.

LONG-TERM DEBT

On March 31, 2007, long-term debt was approximately $33 million, compared to $35 million outstanding at year-end 2006. In March 2007, the Company paid down $2 million on a $5 million Federal Home Loan Bank advance with an above market rate. This pay-down is expected to lower interest expense in future periods. A listing of outstanding long-term debt obligations is provided in Note 4 -- Long-term Debt.

 SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

Shareholders' equity or capital, as a source of funds, enables Codorus Valley to maintain asset growth and absorb losses. Total shareholders' equity was approximately $44.3 million on March 31, 2007, an increase of $1.5 million, or approximately 4 percent above December 31, 2006. The increase was caused primarily by retained earnings from profitable operations.

On April 10, 2007, the Board of Directors declared a quarterly cash dividend of $.135 per common share ($.129 adjusted), payable on or before May 8, 2007, to shareholders of record April 24, 2007. This follows a $.135 per share ($.129 adjusted) cash dividend paid in February. Also on April 10, 2007, the Board declared a 5 percent stock dividend payable on or before June 7, 2007, to shareholders of record April 24, 2007. Distribution of the stock dividend will result in the issuance of approximately 175,146 common shares, as reflected in the financial statements.

Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 5 -- Regulatory Matters, to the financial statements. Management believes that Codorus Valley and PeoplesBank were well capitalized on March 31, 2007, based on FDIC capital guidelines.

RISK MANAGEMENT

NONPERFORMING ASSETS

Table 3 -- Nonperforming Assets, provides a summary of nonperforming assets and related ratios. The paragraphs below provide information for selected categories for March 31, 2007, compared to December 31, 2006.

TABLE 3-NONPERFORMING ASSETS

                                                           March 31,       December 31,
(dollars in thousands)                                         2007               2006
--------------------------------------------------------------------------------------

Nonaccrual loans                                             $4,229             $4,368
Accruing loans that are contractually past due
  90 days or more as to principal or interest                     4                  4

Foreclosed real estate, net of allowance                          -                 38

--------------------------------------------------------------------------------------
    Total nonperforming assets                               $4,233             $4,410
======================================================================================

Ratios:
Nonaccrual loans as a % of total period-end loans              0.99%              1.08%

Nonperforming assets as a % of total period-end
    loans and net foreclosed real estate                       0.99%              1.09%

Nonperforming assets as a % of total period-end
    shareholders' equity                                       9.56%             10.31%

Allowance for loan losses as a multiple of
    nonaccrual loans                                             .7x                .7x

On March 31, 2007, nonaccrual loans consisted of collateralized business and mortgage loans, and consumer loans. The Corporation recognizes interest income on a cash basis for nonaccrual loans. On March 31, 2007, the nonaccrual loan portfolio was $4,229,000, slightly below the $4,368,000 portfolio on December 31, 2006. During the current quarter, a $530,000 nonaccrual business loan was paid off resulting in full recovery of unpaid principal and interest, fees and reimbursable costs. This positive news was offset to some degree by the addition of a $450,000 business loan to the nonaccrual loans portfolio. In management's judgment this loan is adequately collateralized by real estate based on a current independent appraisal. On March 31, 2007, the nonaccrual loans portfolio was comprised of 17 unrelated accounts ranging in size from $4,000 to $2,624,000. The underlying collateral for the $2,624,000 loan has been sold and management is awaiting distribution of the proceeds, which will provide full recovery of all unpaid principal and interest, fees and reimbursable costs.

ALLOWANCE FOR LOAN LOSSES

Table 4 -- Analysis of Allowance for Loan Losses, shows the allowance was $3,046,000 or .71 percent of total loans on March 31, 2007, compared to $2,763,000 or .74 percent of total loans, respectively, on March 31, 2006. The $283,000 or 10 percent increase in the allowance was based on management's estimate to bring the allowance to a level reflective of risk in the portfolio, loan growth, and macro-economic factors such as the heightened level of energy costs and interest rates, and a slow down in the real estate market. Based on a recent evaluation of probable loan losses in the current portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on March 31, 2007.

TABLE 4-ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

(dollars in thousands)                                     2007            2006
-------------------------------------------------------------------------------
Balance-January 1,                                       $3,126          $2,538

Provision charged (credited) to operating expense          (919)            210

Loans charged off:
      Commercial                                              0               0
      Real estate-mortgage                                    0               0
      Consumer                                               18               7
-------------------------------------------------------------------------------
          Total loans charged off                            18               7
Recoveries:
      Commercial                                            851              14
      Real estate-mortgage                                    1               1
      Consumer                                                5               7
-------------------------------------------------------------------------------
          Total recoveries                                  857              22
-------------------------------------------------------------------------------

          Net (recoveries) charge-offs                     (839)            (15)
-------------------------------------------------------------------------------
Balance-March 31,                                        $3,046          $2,763
-------------------------------------------------------------------------------

Ratios:
Net recoveries (annualized) to average total loans        (0.82)%         (0.02)%
Allowance for loan losses to total loans
      at period-end                                        0.71%           0.74%
Allowance for loan losses to nonaccrual loans
      and loans past due 90 days or more                   72.0%           71.8%

LIQUIDITY

At March 31, 2007, management believes that liquidity was more than adequate based on the level of overnight investment, the potential liquidation of a $79 million portfolio of available-for-sale securities, valued at March 31, 2007, and available credit from the Federal Home Loan Bank of Pittsburgh (FHLBP). On December 31, 2006, the latest available date, available funding from the FHLBP was approximately $84 million. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. Codorus Valley's loan-to-deposit ratio, which is used as a broad measure of liquidity, was approximately 88.6 percent on March 31, 2007, compared to 88.8 percent on December 31, 2006.

Off-Balance Sheet Arrangements

Codorus Valley's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on March 31, 2007, totaled $146,984,000 and consisted of $87,544,000 in unfunded commitments under existing loan facilities, $55,582,000 to grant new loans and $3,858,000 in letters of credit. Due to fixed maturity dates and specified conditions within these instruments, many commitments will expire without being drawn upon. Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore do not present a significant liquidity risk to Codorus Valley.

Contractual Obligations

Codorus Valley has various long-term contractual obligations outstanding at March 31, 2007, including long-term debt, time deposits and obligations under capital and operating leases, which were reported in Table 13 of the Annual Report on Form 10-K for the year ended 2006. A comparative schedule of deposits, which includes time deposits, is provided in Note 3 of this Form 10-Q report. A comparative schedule of long-term debt is provided in Note 4.

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

Codorus Valley performed financial simulations on its balance sheet for March 31, 2007 and December 31, 2006 to determine its sensitivity to market interest rate risk. The results of the point-in-time analyses are shown in Table 5 -- Interest Rate Sensitivity. For both periods the asset-liability management model portrayed a balance sheet that was liability sensitive. Liability sensitivity means that deposits and debt are likely to re-price to a greater and faster degree than the loans and investments that they fund. This asset-liability position suggests that net income may increase if market interest rates decrease significantly. Conversely, net income would be expected to decrease if short-term market interest rates increase significantly. Under the flat and low rate scenarios for both periods, management presumed that trust preferred investment securities, which are callable at a premium, would be called and would result in a one time increase in interest income to the Corporation. A detailed discussion of market interest rate risk is provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.

TABLE 5-INTEREST RATE SENSITIVITY

    Forecasted        hange in interest rates          Change in
  interest rate         ramped over 12 months         net income
     scenario               (basis points)               $000's          %
------------------------------------------------------------------------------
                          AT MARCH 31, 2007
   Most likely                   -25                       (113)         (1.9)
       High                      +200                      (313)         (5.2)
 Flat (baseline)                  0                           0           0.0
       Low                       -200                       147           2.4

                          AT DECEMBER 31, 2006
   Most likely                   -75                        (91)         (1.5)
       High                      +200                      (300)         (5.0)
 Flat (baseline)                  0                           0           0.0
       Low                       -200                        78           1.3

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the section entitled "Market risk management" within Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations on page 20 of this Form 10-Q.

ITEM 4.  CONTROLS AND PROCEDURES

Codorus Valley maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2007, the chief executive and chief financial officers of Codorus Valley concluded that Codorus Valley's disclosure controls and procedures were adequate.

Codorus Valley made no significant changes in its internal controls or in other factors that could significantly affect these controls in the quarter ended March 31, 2007, as evaluated by the chief executive and chief financial officers.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings pending against Codorus Valley Bancorp, Inc. or any of its subsidiaries which are expected to have a material impact upon the financial position and/or operating results of the Corporation. Management is not aware of any proceedings known or contemplated by government authorities.

ITEM 1A.  RISK FACTORS

Management is not aware of any material changes in the risk factors previously disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Codorus Valley made no sales or repurchases of equity securities during the quarter ended March 31, 2007.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Nothing to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.

ITEM 5.  OTHER INFORMATION

Nothing to report.

ITEM 6.  EXHIBITS

Exhibit
Number      Description of Exhibit
-------     -------------------------------------------------------------------
3(i)        Amended Articles of Incorporation (Incorporated by reference to
            Exhibit 3(i) to the Registrant's Current Report on Form 8-K, filed with the Commission on October 14, 2005.)

3(ii)       Amended By-laws (Incorporated by reference to Exhibit 3(ii) to the
            Registrant's Current Report on Form 8-K, filed with the Commission on May 10, 2007.)

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

                                   Codorus Valley Bancorp, Inc.
                                              (Registrant)

May 8, 2007                        /s/ Larry J. Miller
-----------                        --------------------------------------
Date                               Larry J. Miller
                                   President & CEO
                                   (Principal executive officer)

May 8, 2007                        /s/ Jann A. Weaver
-----------                        --------------------------------------
Date                               Jann A. Weaver
                                   Treasurer & Assistant Secretary
                                   (Principal financial and accounting officer)