Form 10-Q
period 2007-06-30
CODORUS VALLEY BANCORP INC
filed 2007-08-10
CIK 806279

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On July 24, 2007, 3,690,062 shares of common stock, par value $2.50, were outstanding.

                          Codorus Valley Bancorp, Inc.
                                 FORM 10-Q INDEX

                                                                          Page #
                                                                          ------
PART I - FINANCIAL INFORMATION

Item 1.  Financial statements:
            Consolidated balance sheets                                      3
            Consolidated statements of income                                4
            Consolidated statements of cash flows                            5
            Consolidated statements of changes in shareholders'
            equity                                                           6
            Notes to consolidated financial statements                       7

Item 2.  Management's discussion and analysis of financial condition
         and results of operations                                          12

Item 3.  Quantitative and qualitative disclosures about market risk         23

Item 4.  Controls and procedures                                            24

PART II - OTHER INFORMATION

Item 1.  Legal proceedings                                                  24

Item 1A. Risk factors                                                       24

Item 2.  Unregistered sales of equity securities and use of proceeds        25

Item 3.  Defaults upon senior securities                                    25

Item 4.  Submission of matters to a vote of security holders                25

Item 5.  Other information                                                  26

Item 6.  Exhibits                                                           26

SIGNATURES                                                                  27

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          Codorus Valley Bancorp, Inc.
                           Consolidated Balance Sheets

                                                                    June 30,   December 31,
(dollars in thousands, except per share data)                         2007         2006
---------------------------------------------                      ---------   ------------
ASSETS
Interest bearing deposits with banks                               $    142      $    118
Cash and due from banks                                              11,850        11,104
Federal funds sold                                                   24,089        24,150
                                                                   --------      --------
   Total cash and cash equivalents                                   36,081        35,372
Securities available-for-sale                                        79,386        73,423
Securities held-to-maturity (fair value $4,166 for 2007 and
   $7,840 for 2006)                                                   3,964         7,503
Loans held for sale                                                     550         1,687
Loans (net of deferred fees of $481 in 2007 and $534 in 2006)       436,608       405,573
Less-allowance for loan losses                                       (3,098)       (3,126)
                                                                   --------      --------
   Net loans                                                        433,510       402,447
Premises and equipment, net                                          10,203        10,495
Other assets                                                         17,992        17,285
                                                                   --------      --------
   Total assets                                                    $581,686      $548,212
                                                                   ========      ========
LIABILITIES
Deposits
   Noninterest bearing                                             $ 48,512      $ 49,190
   Interest bearing                                                 442,626       407,455
                                                                   --------      --------
      Total deposits                                                491,138       456,645
Long-term debt                                                       30,914        35,029
Junior Subordinated debentures                                       10,310        10,310
Other liabilities                                                     4,465         3,442
                                                                   --------      --------
      Total liabilities                                             536,827       505,426
SHAREHOLDERS' EQUITY
Preferred stock, par value $2.50 per share;
   1,000,000 shares authorized; 0 shares issued and outstanding           0             0
Common stock, par value $2.50 per share;
   10,000,000 shares authorized; 3,684,157 shares issued and
   outstanding on 6/30/07 and 3,502,919 on 12/31/06                   9,210         8,757
Additional paid-in capital                                           31,890        28,839
Retained earnings                                                     4,497         5,434
Accumulated other comprehensive loss                                   (738)         (244)
                                                                   --------      --------
      Total shareholders' equity                                     44,859        42,786
                                                                   --------      --------
      Total liabilities and shareholders' equity                   $581,686      $548,212
                                                                   ========      ========

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
                        Consolidated Statements of Income

                                                Three months ended    Six months ended
                                                     June 30,             June 30,
                                                ------------------   -----------------
(dollars in thousands, except per share data)      2007     2006       2007      2006
---------------------------------------------     ------   ------    -------   -------
INTEREST INCOME
Loans, including fees                             $8,536   $7,115    $16,443   $14,120
Investment securities
   Taxable                                           662      606      1,363     1,205
   Tax-exempt                                        301      161        588       299
   Dividends                                          33       41         88        70
Federal funds sold                                   304       24        558        39
Other                                                  2        2          4         4
                                                  ------   ------    -------   -------
      Total interest income                        9,838    7,949     19,044    15,737
INTEREST EXPENSE
Deposits                                           4,210    3,010      8,201     5,504
Federal funds purchased and other
   short-term borrowings                               0       21          0       133
Long-term debt                                       538      473      1,128       959
                                                  ------   ------    -------   -------
      Total interest expense                       4,748    3,504      9,329     6,596
                                                  ------   ------    -------   -------
      Net interest income                          5,090    4,445      9,715     9,141
PROVISION FOR (RECOVERY OF) LOAN LOSSES               35      145       (884)      355
                                                  ------   ------    -------   -------
      Net interest income after
         provision for (recorvery of) loan
         losses                                    5,055    4,300     10,599     8,786
NONINTEREST INCOME
Trust and investment services fees                   304      315        628       640
Service charges on deposit accounts                  483      486        937       920
Mutual fund, annuity and insurance sales             404      391        682       645
Income from bank owned life insurance                 67       64        133       127
Other income                                         117      160        222       279
Gain on sales of mortgages                            63       61        157       149
Loss on sales of securities                           (7)       0         (7)        0
                                                  ------   ------    -------   -------
      Total noninterest income                     1,431    1,477      2,752     2,760
NONINTEREST EXPENSE
Personnel                                          2,568    2,140      5,104     4,279
Occupancy of premises, net                           338      348        691       732
Furniture and equipment                              345      337        685       744
Postage, stationery and supplies                     131      118        240       239
Professional and legal                                68       79        130       110
Marketing and advertising                            156      145        227       253
Other                                                694      675      1,679     1,406
                                                  ------   ------    -------   -------
      Total noninterest expense                    4,300    3,842      8,756     7,763
                                                  ------   ------    -------   -------
      Income before income taxes                   2,186    1,935      4,595     3,783
PROVISION FOR INCOME TAXES                           559      512      1,199       999
                                                  ------   ------    -------   -------
      Net income                                  $1,627   $1,423    $ 3,396   $ 2,784
                                                  ------   ------    -------   -------
      Net income per share, basic                 $ 0.44   $ 0.39    $  0.92   $  0.76
      Net income per share, diluted               $ 0.43   $ 0.38    $  0.90   $  0.74
                                                  ------   ------    -------   -------

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
                      Consolidated Statements of Cash Flows

                                                                  Six months ended
                                                                      June 30,
                                                                -------------------
(dollars in thousands)                                            2007       2006
-------------------------------------------------------------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $  3,396   $  2,784
Adjustments to reconcile net income to net cash provided by
   operations
   Depreciation                                                      572        593
   Provision for (recovery of) loan losses                          (884)       355
   Amortization of investment in real estate partnership             252        242
   Increase in cash surrender value of life insurance
      investment                                                    (133)      (127)
   Originations of held for sale mortgages                       (10,284)   (11,376)
   Proceeds from sales of held for sale mortgages                 11,578     12,301
   Gain on sales of held for sale mortgages                         (157)      (149)
   Loss on sales of securities                                         7          0
   Loss on sales of foreclosed real estate                             2          0
   Stock-based compensation expense                                   17         25
   Increase in accrued interest receivable and other assets          (53)      (310)
   Increase in accrued interest payable and other liabilities      1,023        499
   Other, net                                                          5        161
                                                                --------   --------
      Net cash provided by operating activities                    5,341      4,998
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available-for-sale
   Purchases                                                     (14,564)    (6,692)
   Maturities and calls                                            6,848      6,622
   Sales                                                             961          0
Securities, held-to-maturity, calls                                3,648          0
Net increase in loans made to customers                          (30,810)   (21,790)
Purchases of premises and equipment                                 (283)      (525)
Investment in unconsolidated subsidiary                                0       (217)
Purchase of insurance agency assets                                    0        (63)
Proceeds from sales of premises and equipment                          0         55
Proceeds from sales of foreclosed real estate                         36          0
                                                                --------   --------
      Net cash used in investing activities                      (34,164)   (22,610)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits                       11,349     28,851
Net increase in time deposits                                     23,144     13,067
Net decrease in short-term borrowings                                  0     (9,781)
Proceeds from issuance of long-term debt                               0      7,217
Repayment of long-term debt                                       (4,115)      (787)
Dividends paid                                                      (947)      (822)
Issuance of common stock                                             107          0
Cash paid in lieu of fractional shares                                (6)        (6)
                                                                --------   --------
      Net cash provided by financing activities                   29,532     37,739
                                                                --------   --------
      Net increase in cash and cash equivalents                      709     20,127
      Cash and cash equivalents at beginning of year              35,372     12,085
                                                                --------   --------
      Cash and cash equivalents at end of period                $ 36,081   $ 32,212
                                                                ========   ========

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
           Consolidated Statements of Changes in Shareholders' Equity

                                                                                     Accumulated
                                                            Additional                  Other
                                                   Common     Paid-in    Retained   Comprehensive
(dollars in thousands, except share data)           Stock     Capital    Earnings        Loss        Total
-----------------------------------------          ------   ----------   --------   -------------   -------
For the six months ended June 30, 2007
Balance, December 31, 2006                         $8,757     $28,839    $ 5,434        ($244)      $42,786
Comprehensive income:
   Net income                                                              3,396                      3,396
   Other comprehensive loss, net of tax:
   Unrealized losses on securities, net                                                  (494)         (494)
                                                                                                    -------
      Total comprehensive income                                                                      2,902
Cash dividends ($.258 per share, adjusted)                                  (947)                      (947)
5% stock dividend - 175,148 shares at fair value      438       2,942     (3,386)                        (6)
Stock-based compensation                                           17                                    17
Issuance of common stock -
  6,090 shares under stock option plan                 15          92                                   107
                                                   ------     -------    -------        -----       -------
Balance, June 30, 2007                             $9,210     $31,890    $ 4,497        ($738)      $44,859
                                                   ======     =======    =======        =====       =======

For the six months ended June 30, 2006
Balance, December 31, 2005                         $7,902     $23,035    $ 8,204        ($412)      $38,729
Comprehensive income:
   Net income                                                              2,784                      2,784
   Other comprehensive loss, net of tax:
   Unrealized losses on securities, net                                                  (515)         (515)
                                                                                                    -------
      Total comprehensive income                                                                      2,269
Cash dividends ($.224 per share, adjusted)                                  (822)                      (822)
5% stock dividend - 157,713 shares at fair value      394       2,667     (3,067)                        (6)
Stock-based compensation                                           25                                    25
                                                   ------     -------    -------        -----       -------
Balance, June 30, 2006                             $8,296     $25,727    $ 7,099        ($927)      $40,195
                                                   ======     =======    =======        =====       =======

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

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

The results of operations for the six-month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

Stock dividend and per share computations

All per share computations include the effect of stock dividends distributed through June 30, 2007. The weighted average number of shares of common stock outstanding used for basic and diluted calculations are provided below.

                                                Three months ended   Six months ended
                                                     June 30,            June 30,
                                                ------------------   ----------------
(in thousands, except per share data)              2007     2006       2007     2006
-------------------------------------             ------   ------     ------   ------
Net income                                        $1,627   $1,423     $3,396   $2,784
                                                  ------   ------     ------   ------
Weighted average shares outstanding (basic)        3,683    3,659      3,680    3,659
Effect of dilutive stock options                      91       84         91       84
                                                  ------   ------     ------   ------
Weighted average shares outstanding (diluted)      3,774    3,743      3,771    3,743
Basic earnings per share                          $  .44   $  .39     $  .92   $  .76
Diluted earnings per share                        $  .43   $  .38     $  .90   $  .74

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

                                         Three months ended   Six months ended
                                               June 30,           June 30,
                                         ------------------   ----------------
(Dollars in thousands)                      2007     2006        2007    2006
----------------------                    -------   -----       -----   -----
Unrealized holding (losses) gains
   arising during the period              $(1,047)  $(575)      $(755)  $(780)
Reclassification adjustment for losses
   (gains) included in income                   7       0           7       0
                                          -------   -----       -----   -----
Net unrealized (losses) gains              (1,040)   (575)       (748)   (780)
Tax effect                                    353     195         254     265
                                          -------   -----       -----   -----
Net of tax amount                         $  (687)  $(380)      $(494)  $(515)
                                          -------   -----       -----   -----

Reclassification

Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.

Income Taxes

The Corporation adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" in the first quarter of 2007 and, after evaluation, has determined that it is immaterial to the consolidated financial statements.

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

In September 2006, the FASB's Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements" ("EITF 06-4"). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee's benefit during his or her retirement, then the liability recognized during the employee's active service period should be based on the future cost of insurance to be incurred during the employee's retirement. Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. Implementation is required in fiscal years beginning after December 15, 2007, with early adoption permitted. The Corporation is evaluating the impact that the adoption of EITF Issue No. 06-4 will have on its consolidated financial statements.

NOTE 3--DEPOSITS

The composition of deposits on June 30, 2007 and December 31, 2006, was as follows:

                              June 30,   December 31,
(Dollars in thousands)          2007         2006
----------------------        --------   ------------
Noninterest bearing demand    $ 48,512     $ 49,190
NOW                             43,504       43,864
Money market                   154,840      144,292
Savings                         19,372       17,533
Time CDs less than $100,000    159,138      145,849
Time CDs $100,000 or more       65,772       55,917
                              --------     --------
Total deposits                $491,138     $456,645
                              ========     ========

NOTE 4--LONG-TERM DEBT

A summary of long-term debt at June 30, 2007 and December 31, 2006 follows:

                                                  June 30,   December 31,
(Dollars in thousands)                              2007        2006
----------------------                            --------   ------------
Obligations of PeoplesBank to FHLBP
   Due 2007, 4.68%                                 $ 7,000      $ 7,000
   Due 2009, 3.47%, convertible quarterly after
     December 2006                                   5,000        5,000
   Due 2010, 4.32%                                   6,000        6,000
   Due 2011, 4.30%, amortizing                       4,373        4,504
   Due 2012, 4.25%, amortizing                       1,832        1,998
   Due 2013, 3.46%, amortizing                       3,164        3,403
   Due 2014, 6.43%, convertible quarterly after
      July 2009                                      3,000        5,000
Obligations of Codorus Valley Bancorp, Inc.
   Due 2011, floating rate based on 1 month
      LIBOR plus 1.50%, amortizing                       0        1,562
                                                   -------      -------
                                                    30,369       34,467
Capital lease obligation                               545          562
                                                   -------      -------
Total long-term debt                               $30,914      $35,029
                                                   -------      -------

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

Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to year-to-date average assets (leverage ratio). Management believes that Codorus Valley and PeoplesBank were well capitalized on June 30, 2007, based on FDIC capital guidelines.

                                               MINIMUM FOR     WELL CAPITALIZED
                               ACTUAL       CAPITAL ADEQUACY       MINIMUM*
                          ---------------   ----------------   ----------------
(dollars in thousands)     AMOUNT   RATIO     AMOUNT   RATIO    AMOUNT    RATIO
----------------------    -------   -----    -------   -----    -------   -----
CODORUS VALLEY BANCORP, INC. (CONSOLIDATED)
   AT JUNE 30, 2007
   Capital ratios:
      Tier 1 risk based   $55,174   11.77%   $18,747    4.0%        n/a    n/a
      Total risk based     58,272   12.43     37,494    8.0         n/a    n/a
      Leverage             55,174    9.58     23,057    4.0         n/a    n/a
   AT DECEMBER 31, 2006
   Capital ratios:
      Tier 1 risk based   $52,587   11.99%   $17,538    4.0%        n/a    n/a
      Total risk based     55,713   12.71     35,076    8.0         n/a    n/a
      Leverage             52,587    9.83     21,401    4.0         n/a    n/a

PEOPLESBANK, A CODORUS VALLEY COMPANY
   AT JUNE 30, 2007
   Capital ratios:
      Tier 1 risk based   $50,919   10.96%   $18,587    4.0%    $27,881    6.0%
      Total risk based     54,017   11.62     37,174    8.0      46,468   10.0
      Leverage             50,919    8.91     22,884    4.0      28,605    5.0
   AT DECEMBER 31, 2006
   Capital ratios:
      Tier 1 risk based   $48,130   11.12%   $17,316    4.0%    $25,973    6.0%
      Total risk based     51,256   11.84     34,631    8.0      43,289   10.0
      Leverage             48,130    9.09     21,168    4.0      26,460    5.0

*    To be well capitalized under prompt corrective action provisions.

NOTE 6--STOCK-BASED COMPENSATION

During the quarter ended June 30, 2007, shareholders approved and the Corporation adopted the 2007 Long Term Incentive Plan and the 2007 Employee Stock Purchase Plan, with 175,000 shares reserved for future issuance under each plan.

No stock options were granted during the first six months of 2007. A summary of stock options from all plans, adjusted for stock dividends declared, is shown below.

                                            WEIGHTED AVERAGE    WEIGHTED AVERAGE      AGGREGATE
                                             EXERCISE PRICE        REMAINING       INTRINSIC VALUE
                                  OPTIONS       PER SHARE       CONTRACTUAL TERM        ($000)
                                 --------   ----------------   -----------------   ---------------
Outstanding at January 1, 2007    284,205        $12.70             4.0 years           $1,884
Exercised                         (12,300)        12.66
                                 --------        ------             ---------           ------
Outstanding at June 30, 2007      271,905        $12.71             3.5 years           $1,662
                                 ========        ======             =========           ======
Exerciseable at June 30, 2007     251,700        $12.43             3.2 years           $1,607
                                 ========        ======             =========           ======

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The intrinsic value of options exercised during the first six months of 2007 was $78,000, cash received from such exercises was $156,000 and the tax benefit recognized was $26,000. There were no options exercises during the first six months of 2006.

As of June 30, 2007, total unrecognized compensation cost related to nonvested options was $60,000. The cost is expected to be recognized over a weighted average period of 1.4 years.

NOTE 7--CONTINGENT LIABILITIES

Management was not aware of any material contingent liabilities on June 30, 2007.

NOTE 8--GUARANTEES

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the PeoplesBank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $3,403,000 of standby letters of credit outstanding on June 30, 2007, compared to $6,121,000 on December 31, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding letters of credit. The current amount of the liability as of June 30, 2007 and December 31, 2006, under standby letters of credit issued, is not material.

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

-    changes in market interest rates;

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

Management makes significant estimates in determining the allowance for loan losses. Management considers a variety of factors in establishing this estimate such as current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, financial and managerial strengths of borrowers, adequacy of collateral, if collateral dependent, and present value of future cash flows and other relevant factors. Estimates related to the value of collateral also have a significant impact on whether or not management continues to accrue income on delinquent loans and on the amounts at which foreclosed real estate is recorded on the statement of financial condition. Additional information is contained in Management's Discussion and Analysis regarding critical accounting estimates, including the provision and allowance for loan losses, located on pages 14 and 22 of this Form 10-Q.

The Corporation changed its method of accounting for stock-based compensation in 2006, in accordance with Financial Accounting Standard No. 123(R). Based on stock options outstanding on June 30, 2007, approximately $60,000 will be expensed over the weighted average period of 1.4 years.

Management discussed the development and selection of critical accounting estimates and related Management Discussion and Analysis disclosure with the Audit Committee. There were no material changes made to the critical accounting estimates during the periods presented within this report.

THREE MONTHS ENDED JUNE 30, 2007, COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

FINANCIAL HIGHLIGHTS

The Corporation earned $1,627,000 or $.44 per share ($.43 diluted), for the three-month period ended June 30, 2007, compared to $1,423,000 or $.39 per share ($.38 diluted), for the same period of 2006. The $204,000 or 14 percent increase in net income for the current quarter was primarily the result of an increase in net interest income. Net interest income increased 15 percent as a result of an increase in the volume of interest earning assets, principally business loans, overnight investments and investment securities. The increase in the volume of interest earning assets more than offset a decrease in net interest margin, which was 3.91 percent for the current quarter, compared to 4.01 percent for the second quarter of 2006. The margin declined due to an increase in deposit costs, resulting from an increase in deposit volume and rate. The margin was also adversely affected by the flat US treasury yield curve environment. The $110,000 decrease in the provision for loan losses for the current quarter, due to adequacy of the allowance, also contributed to the improvement in earnings. Noninterest income for the current quarter decreased 3 percent compared to the second quarter of 2006. The prior period included a non-recurring $45,000 gain from the sale of real estate. Noninterest expense for the current quarter increased 12 percent above the second quarter of 2006 due largely to an increase in personnel expense, which included performance incentives and staff additions associated with normal business growth.

A more detailed analysis of the factors and trends affecting corporate earnings follows.

INCOME STATEMENT ANALYSIS

NET INTEREST INCOME

Net interest income for the three-month period ended June 30, 2007, was $5,090,000, an increase of $645,000 or 15 percent above the same period in 2006. The increase was due primarily to an increase in the volume of interest earning assets (particularly loans), which more than offset a decrease in net interest margin. Interest earning assets averaged $538 million for the current quarter, representing an $82 million or 18 percent increase above the second quarter of 2006. The increase in interest earning assets occurred primarily in business loans, overnight investments and investment securities. The net interest margin was 3.91 percent for the second quarter of 2007, compared to 4.01 percent for the same quarter in 2006. The decline in the net interest margin was primarily the result of an increase in interest expense due to a larger volume of interest bearing deposits and higher interest rates, due to the lingering presence of the flat US treasury yield curve environment and competitive pricing pressures.

PROVISION FOR LOAN LOSSES

A $35,000 provision expense for loan losses was recorded for the second quarter of 2007, compared to $145,000 for the same quarter in 2006. The current quarter provision reflects management's judgment of an appropriate level for the allowance for loan losses at June 30, 2007.

NONINTEREST INCOME

The following table presents the components of total noninterest income for the second quarter of 2007, compared to the second quarter of 2006. The $46,000 or 3 percent decrease was primarily attributable to a decrease in other income. Other income for 2006 included a nonrecurring gain of $45,000 from the sale of two small parcels of land to a local township for a road throughway.

TABLE 1 - NONINTEREST INCOME

                                           Three months ended          Change
                                                June 30,        Increase (Decrease)
                                           ------------------   -------------------
(dollars in thousands)                        2007     2006           $     %
----------------------                       ------   ------        ----   ---
Trust and investment services fees           $  304   $  315        $(11)   (3)%
Service charges on deposit accounts             483      486          (3)   (1)
Mutual fund, annuity and insurance sales        404      391          13     3
Income from bank owned life insurance            67       64           3     5
Other income                                    117      160         (43)  (27)
Gain on sales of mortgages                       63       61           2     3
Loss on sales of securities                      (7)       0          (7)  0.0
                                             ------   ------        ----   ---
   Total noninterest income                  $1,431   $1,477        $(46)   (3)%
                                             ======   ======        ====   ===

NONINTEREST EXPENSE

The following table presents the components of total noninterest expense for the second quarter of 2007, compared to the second quarter of 2006. The $458,000 or 12 percent increase was primarily attributable to an increase in personnel expense. For the second quarter of 2007, personnel expense, comprised of wages, payroll taxes and employee benefits, increased $428,000 or 20 percent due largely to performance incentives and staff additions associated with normal business growth. Other expense for the current quarter included a net recovery of problem loan carrying costs of approximately $79,000 from a nonperforming business loan. The increase in other expense, as adjusted, was the result of normal business growth.

TABLE 2 - NONINTEREST EXPENSE

                                   Three months ended          Change
                                        June 30,        Increase (Decrease)
                                   ------------------   -------------------
(dollars in thousands)                2007     2006           $     %
----------------------               ------   ------        ----   ---
Personnel                            $2,568   $2,140        $428    20%
Occupancy of premises, net              338      348         (10)   (3)
Furniture and equipment                 345      337           8     2
Postage, stationery and supplies        131      118          13    11
Professional and legal                   68       79         (11)  (14)
Marketing and advertising               156      145          11     8
Other                                   694      675          19     3
                                     ------   ------        ----   ---
   Total noninterest expense         $4,300   $3,842        $458    12%
                                     ======   ======        ====   ===

INCOME TAXES

The provision for income tax was $559,000 for the second quarter of 2007, compared to $512,000 for the same period in 2006. The $47,000 or 9 percent increase in the tax provision was the result of a 13 percent increase in pretax income. Codorus Valley's effective federal income tax and marginal tax rates were 25 percent and 34 percent, respectively, for quarters ended June 30, 2007, and 2006. The effective tax rate reflects the impact of low income housing credits and tax-exempt interest income, including income from bank owned life insurance.

SIX MONTHS ENDED JUNE 30, 2007, COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

FINANCIAL HIGHLIGHTS

The Corporation earned $3,396,000 or $.92 per share ($.90 diluted) for the six-month period ended June 30, 2007, compared to $2,784,000 or $.76 per share ($.74 diluted), for the same period of 2006. The $612,000 or 22 percent increase in net income was primarily the result of an $839,000 pre-tax ($554,000 after-tax) first quarter 2007 recovery of loan losses that were incurred by PeoplesBank during 2002-2003. Due to the adequacy of the allowance for loan losses, the full amount of the recovery was recorded as a reduction to the loan loss provision. In spite of a decrease in net interest margin (3.84% vs. 4.17%) attributable to a flat US treasury yield curve environment and competitive pricing pressures, the Corporation increased net interest income by 6 percent due largely to an increase in interest earning assets. The positive effect on net income for 2007 from the reduction in loan loss provision and increase in interest earning assets more than offset an increase in noninterest expense. Noninterest expense increased 13 percent for the first six months of 2007 due primarily to increased personnel costs, caused by the timing of performance incentives and staff additions associated with normal business growth, and the recognition of a $185,000 ($122,000 after-tax) prepayment penalty on the early pay-down of a $2 million Federal Home Loan Bank advance. The Corporation paid down the advance, which had an above market rate, to reduce interest expense in future periods.

Total assets were approximately $582 million on June 30, 2007, an increase of $65 million or 13 percent above June 30, 2006. Asset growth occurred primarily in business loans and investment securities, which were funded by strong deposit growth, primarily money market deposits and CDs.

Net income as a percentage of average shareholders' equity (ROE) was 15.28 percent for the first six months (annualized) of 2007, compared to 13.98 percent for the same period of 2006. Net income as a percentage of average total assets
(ROA) was 1.20 percent for the first six months (annualized) of 2007, compared to 1.14 percent for the same period of 2006. The efficiency ratio was 67.8 percent for the first six months of 2007, compared to 63.8 percent for the same period of 2006.

On June 30, 2007, nonperforming assets as a percentage of total loans and net foreclosed real estate were 1.72 percent, compared to 1.44 percent for June 30, 2006. Information regarding nonperforming assets is provided in the Risk Management section of this report, including Table 5--Nonperforming Assets. Based on a recent evaluation of probable loan losses and the current loan portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on June 30, 2007. An analysis of the allowance is provided in Table 6--Analysis of Allowance for Loan Losses.

Throughout the current period, Codorus Valley maintained a capital level well above minimum regulatory quantitative requirements. Currently, there are three federal regulatory definitions of capital that take the form of minimum ratios.
Note 5--Regulatory Matters, shows that the Corporation and PeoplesBank were well capitalized on June 30, 2007.

A more detailed analysis of the factors and trends affecting corporate earnings follows.

INCOME STATEMENT ANALYSIS

NET INTEREST INCOME

Net interest income for the six-month period ended June 30, 2007, was $9,715,000, an increase of $574,000 or 6 percent above the same period in 2006. The increase was due primarily to an increase in the volume of interest earning assets, which more than offset a decrease in net interest margin. Earning assets averaged $527 million and yielded 7.41 percent (tax equivalent basis) for the first six months of 2007, compared to $451 million and 7.12 percent, respectively, for the same period in 2006. The $76 million or 17 percent increase in average earning assets occurred primarily in business loans, overnight investments and investment securities. Net interest margin was 3.84 percent for the first six months of 2007(annualized), compared to 4.17 percent for the same period in 2006. The decrease in margin was primarily the result of an increase in interest expense related to a larger volume of interest bearing liabilities and higher rates. Interest bearing liabilities averaged $473 million at an average rate of 3.98 percent for the first six months of 2007, compared to $400 million and 3.33 percent, respectively, for the same period in 2006. Current period deposit rates were higher than the prior period and reflected the lingering presence of the flat (or slightly inverted) US treasury yield curve environment and customer preference for deposit products with competitive rates, principally high-yielding money markets and CDs. In the period ahead, management expects that increases in net interest income will remain challenging for the Corporation and the financial services industry as a result of competitive pricing pressures, particularly if the flat US treasury yield curve environment persists.

PROVISION FOR LOAN LOSSES

As a result of a large loan loss recovery during the current period and adequacy of the allowance on June 30, 2007, the Corporation recorded an $884,000 credit to the provision for loan losses, compared to a $355,000 provision expense for the same period in 2006. In February 2007, PeoplesBank recovered approximately $839,000, representing its portion of a $12 million restitution fund created in settlement of a claim by the United States Department of Justice against the Bank of New York. The funds materially reimbursed PeoplesBank for loan losses that were incurred in 2002 and 2003 that pertained to a group of related equipment leasing contracts that PeoplesBank acquired from a third-party broker who designated Bank of New York as escrow agent for payments under these contracts.

NONINTEREST INCOME

The following table presents the components of total noninterest income for the first six months of 2007, compared to the first half of 2006. Overall, noninterest income was stable. Other income for 2006 included a nonrecurring gain of $45,000 from the sale of two small parcels of land to the local township for a road throughway.

TABLE 3 - NONINTEREST INCOME

                                                 Six            Change
                                             months ended      Increase
                                               June 30,       (Decrease)
                                           ---------------   ------------
(dollars in thousands)                      2007     2006      $      %
----------------------                     ------   ------   ----   -----
Trust and investment services fees         $  628   $  640   $(12)   (2)%
Service charges on deposit accounts           937      920     17     2
Mutual fund, annuity and insurance sales      682      645     37     6
Income from bank owned life insurance         133      127      6     5
Other income                                  222      279    (57)  (20)
Gain on sales of mortgages                    157      149      8     5
Loss on sales of securities                    (7)       0     (7)  0.0
                                           ------   ------   ----   ---
   Total noninterest income                $2,752   $2,760   $ (8)   (0)%
                                           ======   ======   ====   ===

NONINTEREST EXPENSE

The following table presents the components of total noninterest expense for the first six months of 2007, compared to the first half of 2006.

TABLE 4 - NONINTEREST EXPENSE

                                         Six           Change
                                     months ended     Increase
                                       June 30,      (Decrease)
                                   ---------------   ----------
(dollars in thousands)              2007     2006      $     %
----------------------             ------   ------   ----   ---
Personnel                          $5,104   $4,279   $825    19%
Occupancy of premises, net            691      732    (41)   (6)
Furniture and equipment               685      744    (59)   (8)
Postage, stationery and supplies      240      239      1     0
Professional and legal                130      110     20    18
Marketing and advertising             227      253    (26)  (10)
Other                               1,679    1,406    273    19
                                   ------   ------   ----   ---
   Total noninterest expense       $8,756   $7,763   $993    13%
                                   ======   ======   ====   ===

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel--For the first six months of 2007, personnel expense, comprised of wages, payroll taxes and employee benefits, increased $825,000 or 19 percent above 2006 levels due to performance incentives and staff additions associated with normal business growth.

Professional and legal--For the first six months of 2007, professional and legal expense increased $20,000 or 18 percent above 2006. The first quarter of 2006 included a $35,000 reimbursement of legal expenses to PeoplesBank, which resulted from the settlement of a lawsuit from routine bank business. There was no comparable reimbursement for 2007.

In the period ahead, management anticipates an increase in professional fees such as CPA fees and consulting fees to comply with Section 404 of the Sarbanes-Oxley Act. Based on current compliance requirements for the Corporation, the CEO and CFO must certify as to the adequacy of controls over financial reporting on December 31, 2007, and thereafter. Effective December 31, 2008, and thereafter, the Corporation's public accounting firm is required to audit and opine on the Corporation's controls over financial reporting.

Marketing and advertising--For the first six months of 2007, marketing and advertising expense decreased $26,000 or 10% below last year due to timing.

Other--For the first six months of 2007, other expense increased $273,000 or 19 percent due primarily to the recognition of a $185,000 prepayment penalty on the early pay-down of a $2 million Federal Home Loan Bank advance. The Corporation paid down the advance, which had an above market interest rate, to reduce interest expense in future periods. There was no comparable prepayment penalty in the prior year.

Effective January 1, 2007, the Federal Deposit Insurance Corporation (FDIC) created a new risk framework of four risk categories and established assessment rates to coincide with each category. Assessment rates for Risk Category I institutions, which includes PeoplesBank, range from 5 to 7 basis points. The FDIC also approved a one-time assessment credit for banks in existence on December 31, 1996, that paid a deposit insurance assessment prior to that date. Management believes that the one-time credit will more than offset the new FDIC assessment cost for 2007. It anticipates that the credit will be depleted in the first quarter of 2008. Accordingly, PeoplesBank will begin to recognize the FDIC assessment cost at that time.

INCOME TAXES

The provision for income tax was $1,199,000 for the current six-month period, compared to $999,000 for the same period in 2006. The $200,000 or 20 percent increase in the tax provision was the result of a 21 percent increase in pretax income. Codorus Valley's effective federal income tax rates were 25 percent and 26 percent, respectively, for the six-month periods ended June 30, 2007, and 2006. The marginal tax rate was 34 percent for both periods.

BALANCE SHEET REVIEW

INVESTMENT SECURITIES

On June 30, 2007, the securities available-for-sale portfolio was approximately $79 million, compared to $73 million for year-end 2006. The increase occurred primarily from the purchase of high quality US agency mortgage-backed bonds and tax-exempt municipal bonds.

On June 30, 2007, the securities held-to-maturity portfolio recorded at amortized cost, was approximately $4 million, compared to approximately $8 million for year-end 2006. The decrease in the portfolio was the result of five bonds being called by issuers exercising their call options. The held-to-maturity portfolio for both periods consisted of fixed rate, junior subordinated debt instruments issued by commercial bank holding companies. These investments are callable in 2007 and thereafter, and mature in years 2026-2028. In the period ahead, it is probable that more of these high yielding investments will be called by issuers based on the current level of market interest rates. If such calls occur, the calls will be at a premium; however, reinvestment yields are expected to be much lower.

LOANS

On June 30, 2007, total loans were $437 million, an increase of $31 million or 8 percent above year-end 2006. The increase was primarily attributable to an increase in business loans. The average yield (tax-equivalent basis) earned on total loans was 7.88 percent for the first six months of 2007, compared to 7.54 percent for the same period of 2006.

DEPOSITS

On June 30, 2007, total deposits were approximately $491 million, an increase of $34 million or 8 percent above year-end 2006. The increase in deposits, which reflected the continuation of a long trend of successful sales efforts, occurred primarily within the money market and CD categories, as shown in Note 3--Deposits. The flat or slightly inverted US treasury yield curve environment (deposits rates are priced off of the short end of the curve), customer preference for higher rate deposit products and competitive pricing pressures are factors that increased deposit interest rates. The average rate paid on interest-bearing deposits was 3.85 percent for the first six months of 2007, compared to 3.13 percent for the same period of 2006.

LONG-TERM DEBT

On June 30, 2007, long-term debt was approximately $31 million, compared to $35 million outstanding at year-end 2006. During the second quarter of 2007, Codorus Valley paid in full a $1.5 million mortgage on the corporate center office building without prepayment penalty. In March 2007, PeoplesBank paid down $2 million on a $5 million Federal Home Loan Bank advance, and incurred a $185,000 prepayment penalty included in other noninterest expense. The reduction in long-term debt was made with excess liquidity and is expected to lower interest expense in future periods. A listing of outstanding long-term debt obligations is provided in Note 4--Long-term Debt.

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

Shareholders' equity or capital, as a source of funds, enables Codorus Valley to maintain asset growth and absorb losses. Total shareholders' equity was approximately $45 million on June 30, 2007, an increase of $2 million, or approximately 5 percent above December 31, 2006. The increase was caused primarily by retained earnings from profitable operations.

On July 10, 2007, the Board of Directors declared a quarterly cash dividend of $.135 per common share payable on or before August 14, 2007, to shareholders of record July 24, 2007. This dividend followed $.135 per share (or $.129 as adjusted for the stock dividend) cash dividends paid in May and February. The Board also distributed a 5 percent stock dividend in June, which resulted in the issuance of 175,148 common shares.

Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 5--Regulatory Matters, to the financial statements. Management believes that Codorus Valley and PeoplesBank were well capitalized on June 30, 2007, based on FDIC capital guidelines.

RISK MANAGEMENT

NONPERFORMING ASSETS

Table 5--Nonperforming Assets, provides a summary of nonperforming assets and related ratios. The paragraphs below provide information for selected categories for June 30, 2007, compared to December 31, 2006.

TABLE 5-NONPERFORMING ASSETS

                                                    June 30,   December 31,
(dollars in thousands)                                2007         2006
----------------------                              --------   ------------
Nonaccrual loans                                     $6,634       $4,368
Accruing loans that are contractually past due
   90 days or more as to principal or interest          350            4
Foreclosed real estate, net of allowance                535           38
                                                     ------       ------
   Total nonperforming assets                        $7,519       $4,410
                                                     ======       ======
Ratios:
Nonaccrual loans as a % of total period-end loans      1.52%        1.08%
Nonperforming assets as a % of total period-end
   loans and net foreclosed real estate                1.72%        1.09%
Nonperforming assets as a % of total period-end
   shareholders' equity                               16.76%       10.31%
Allowance for loan losses as a multiple of
   nonaccrual loans                                     .5x          .7x

On June 30, 2007, nonaccrual loans consisted of collateralized business and mortgage loans, and consumer loans. The Corporation recognizes interest income on a cash basis for nonaccrual loans. On June 30, 2007, the nonaccrual loans portfolio balance totaled $6,634,000 and was comprised of 12 unrelated accounts ranging in size from $4,000 to $3,582,000. The largest account, totaling $3,582,000, involves a public-private construction project that management is closely monitoring to determine if unexpected public funding issues can be resolved. Management is also in the process of obtaining appraisals for the real estate collateral that supports this loan. The underlying real estate collateral for the second largest account, totaling $2,624,000, has been sold at public auction, and management is awaiting court approval for the distribution of the proceeds, which should provide full recovery of all unpaid principal, interest and fees.

On June 30, 2007, foreclosed real estate, net of allowance, totaled $535,000, compared to $38,000 on December 31, 2006. The current portfolio contains two unrelated properties. One property, with a carrying value of approximately $132,000, is under contract of sale. Settlement is scheduled for September 2007, and management anticipates full recovery of the carrying value. The remaining property has a carrying value of approximately $403,000. Management is presently evaluating its liquidation options and the value of collateral.

On June 30, 2007, loans contractually past due 90 days or more as to principal or interest totaled $350,000, representing one account. The real estate supporting this loan is under contract of sale with settlement scheduled for August 1, 2007. Management anticipates full recovery of all unpaid principal, interest and fees.

ALLOWANCE FOR LOAN LOSSES

Table 6--Analysis of Allowance for Loan Losses, shows the allowance was $3,098,000 or .71 percent of total loans on June 30, 2007, compared to $2,925,000 or .75 percent of total loans on June 30, 2006. The current period allowance was based on management's estimate to bring the allowance to a level reflective of risk in the portfolio, loan growth, and macro-economic factors such as the heightened level of energy costs and interest rates, and a slow down in the real estate market. The large recovery of prior period commercial loan losses was discussed in the provision for loan loss section of this report. Based on a recent evaluation of probable loan losses in the current portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on June 30, 2007.

TABLE 6-ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

(dollars in thousands)                                 2007      2006
----------------------                               -------   -------
Balance-January 1,                                   $3,126    $2,538
Provision charged (credited) to operating expense      (884)      355
Loans charged off:
   Commercial                                             7        10
   Real estate-mortgage                                   0         0
   Consumer                                              21        20
                                                     ------    ------
      Total loans charged off                            28        30
Recoveries:
   Commercial                                           865        34
   Real estate-mortgage                                   1         2
   Consumer                                              18        26
                                                     ------    ------
      Total recoveries                                  884        62
                                                     ------    ------
      Net recoveries                                   (856)      (32)
                                                     ------    ------
Balance-June 30,                                     $3,098    $2,925
                                                     ------    ------
Ratios:
Net recoveries (annualized) to average total loans    (0.41)%   (0.02)%
Allowance for loan losses to total loans at
   period-end                                          0.71%     0.75%
Allowance for loan losses to nonaccrual loans
   and loans past due 90 days or more                  44.4%     52.2%

LIQUIDITY

At June 30, 2007, management believes that liquidity was more than adequate based on the level of overnight investment, the potential liquidation of a $79 million portfolio of available-for-sale securities, valued at June 30, 2007, and available credit from the Federal Home Loan Bank of Pittsburgh (FHLBP). Available funding from the FHLBP was approximately $94 million based on the latest available information from the FHLBP. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. Codorus Valley's loan-to-deposit ratio, which is used as a broad measure of liquidity, was approximately 88.9 percent on June 30, 2007, compared to 88.8 percent on December 31, 2006.

Off-Balance Sheet Arrangements

Codorus Valley's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on June 30, 2007, totaled $128,102,000 and consisted of $95,305,000 in unfunded commitments under existing loan facilities, $29,394,000 to grant new loans and $3,403,000 in letters of credit. Due to fixed maturity dates and specified conditions within these instruments, many commitments will expire without being drawn upon. Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore do not present a significant liquidity risk to Codorus Valley.

Contractual Obligations

Codorus Valley has various long-term contractual obligations outstanding at June 30, 2007, including long-term debt, time deposits and obligations under capital and operating leases, which were reported in Table 13 of the Annual Report on Form 10-K for the year ended 2006. A comparative schedule of deposits, which includes time deposits, is provided in Note 3 of this Form 10-Q report. A comparative schedule of long-term debt is provided in Note 4.

MARKET RISK MANAGEMENT

In the normal course of conducting business, Codorus Valley is exposed to market risk, principally interest rate risk, through the operations of its banking subsidiary. Interest rate risk arises from market driven fluctuations in interest rates, which may affect cash flows, income, expense and values of financial instruments. An asset-liability management committee, comprised of members of management, manages interest rate risk.

Codorus Valley performed financial simulations on its balance sheet for June 30, 2007 and December 31, 2006 to determine its sensitivity to market interest rate risk. The results of the point-in-time analyses are shown in Table 7--Interest Rate Sensitivity. For both periods the asset-liability management model portrayed a balance sheet that was liability sensitive. Liability sensitivity means that deposits and corporate debt are likely to re-price to a greater and faster degree than the loans and investments that they fund. This asset-liability position suggests that net income may increase if market interest rates decrease significantly. Conversely, net income would be expected to decrease if short-term market interest rates increase significantly. Under the flat and low rate scenarios for both periods, management presumed that trust preferred investment securities, which are callable at a premium, would be called and would result in a one time increase in interest income to the Corporation. A detailed discussion of market interest rate risk is provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.

TABLE 7-INTEREST RATE SENSITIVITY

                                                Change in
   Forecasted     Change in interest rates     net income
 interest rate      ramped over 12 months    -------------
    scenario           (basis points)        $000's     %
---------------   ------------------------   ------   ----
                      AT JUNE 30, 2007
  Most likely                 0               (211)   (3.2)
      High                  +200              (284)   (4.4)
Flat (baseline)               0                  0     0.0
      Low                   -200                72     1.1

                    AT DECEMBER 31, 2006
  Most likely                -75               (91)   (1.5)
      High                  +200              (300)   (5.0)
Flat (baseline)               0                  0     0.0
      Low                   -200                78     1.3

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the section entitled "Market risk management" within Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations on page 23 of this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Codorus Valley maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2007, the chief executive and chief financial officers of Codorus Valley concluded that Codorus Valley's disclosure controls and procedures were adequate.

Codorus Valley made no significant changes in its internal controls or in other factors that could significantly affect these controls in the quarter ended June 30, 2007, as evaluated by the chief executive and chief financial officers.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no known legal proceedings pending against Codorus Valley Bancorp, Inc. or any of its subsidiaries which are expected to have a material impact upon the financial position and/or operating results of the Corporation. Management is not aware of any proceedings known or contemplated by government authorities.

ITEM 1A. RISK FACTORS

Management is not aware of any material changes in the risk factors previously disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Codorus Valley made no sales or repurchases of equity securities during the quarter ended June 30, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) An annual meeting of shareholders was held on May 15, 2007, at 9:00 am, Codorus Valley Corporate Center, 105 Leader Heights Road, York, Pennsylvania 17403.

(b), (c) Three directors were re-elected at the May 15, 2007, meeting. Votes were as follows:

                                              Votes
                       Term      Votes     Against or
Re-elected           Expires      For       Withheld*
----------           -------   ---------   ----------
Class B:
William H. Simpson     2010    2,828,839   131,163
Donald H. Warner       2010    2,825,313   134,689
Michael L. Waugh       2010    2,787,707   172,295

*    Includes broker non-votes

Directors whose term continued after the meeting:

                               Term Expires
                               ------------
Class C:
   D. Reed Anderson, Esquire       2008
   MacGregor S. Jones              2008
   Larry J. Miller                 2008

Class A:
   Rodney L. Krebs                 2009
   Dallas L. Smith                 2009

(c) Proposal to approve and adopt the 2007 Codorus Valley Bancorp, Inc. Employee Stock Purchase Plan

     Votes were as follows:

Votes For   Votes Against   Abstentions   Broker Non-Vote
---------   -------------   -----------   ---------------
2,430,012      103,180         91,686         335,124

(c) Proposal to approve and adopt the 2007 Codorus Valley Bancorp Inc. Long-Term Incentive Plan

     Votes were as follows:

Votes For   Votes Against   Abstentions   Broker Non-Vote
---------   -------------   -----------   ---------------
2,392,071      183,772         49,035         335,124

ITEM 5. OTHER INFORMATION

Nothing to report.

ITEM 6. EXHIBITS

Exhibit
Number    Description of Exhibit
-------   ----------------------
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

10.1      2007 Employee Stock Purchase Plan (Incorporated by reference to
          Exhibit A to Codorus Valley Bancorp's proxy statement, filed with the Commission on April 10, 2007)

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


August 9, 2007                          /s/ Larry J. Miller
Date                                    ----------------------------------------
                                        Larry J. Miller
                                        President & CEO
                                        (Principal executive officer)


August 9, 2007                          /s/ Jann A. Weaver
Date                                    ----------------------------------------
                                        Jann A. Weaver
                                        Treasurer & Assistant Secretary
                                        (Principal financial and accounting
                                        officer)