Form 10-Q
period 2007-09-30
CODORUS VALLEY BANCORP INC
filed 2007-11-13
CIK 806279

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On October 23, 2007, 3,738,950 shares of common stock, par value $2.50, were outstanding.

                          Codorus Valley Bancorp, Inc.

                                 FORM 10-Q INDEX

                                                                          Page #
                                                                          ------
PART I - FINANCIAL INFORMATION
Item 1.  Financial statements:
            Consolidated balance sheets                                       3
            Consolidated statements of income                                 4
            Consolidated statements of cash flows                             5
            Consolidated statements of changes in shareholders' equity        6
            Notes to consolidated financial statements                        7
Item 2.  Management's discussion and analysis of financial condition
         and results of operations                                           12
Item 3.  Quantitative and qualitative disclosures about market risk          25
Item 4.  Controls and procedures                                             25
PART II - OTHER INFORMATION
Item 1.  Legal proceedings                                                   25
Item 1A. Risk factors                                                        25
Item 2.  Unregistered sales of equity securities and use of proceeds         25
Item 3.  Defaults upon senior securities                                     25
Item 4.  Submission of matters to a vote of security holders                 25
Item 5.  Other information                                                   25
Item 6.  Exhibits                                                            26
SIGNATURES                                                                   27

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          Codorus Valley Bancorp, Inc.
                           Consolidated Balance Sheets

                                                                   September 30,   December 31,
(dollars in thousands, except per share data)                           2007           2006
---------------------------------------------                      -------------   ------------
ASSETS
Interest bearing deposits with banks                                 $    128        $    118
Cash and due from banks                                                11,702          11,104
Federal funds sold                                                     26,357          24,150
                                                                     --------        --------
   Total cash and cash equivalents                                     38,187          35,372
Securities available-for-sale                                          81,445          73,423
Securities held-to-maturity
   (fair value $3,647 for 2007 and $7,840 for 2006)                     3,448           7,503
Loans held for sale                                                       636           1,687
Loans (net of deferred fees of $385 in 2007 and $534 in 2006)         441,548         405,573
Less-allowance for loan losses                                         (3,048)         (3,126)
                                                                     --------        --------
   Net loans                                                          438,500         402,447
Premises and equipment, net                                            10,209          10,495
Other assets                                                           17,328          17,285
                                                                     --------        --------
   Total assets                                                      $589,753        $548,212
                                                                     ========        ========
LIABILITIES
Deposits
   Noninterest bearing                                               $ 49,491        $ 49,190
   Interest bearing                                                   448,801         407,455
                                                                     --------        --------
   Total deposits                                                     498,292         456,645
Long-term debt                                                         30,634          35,029
Junior Subordinated debentures                                         10,310          10,310
Other liabilities                                                       3,603           3,442
                                                                     --------        --------
   Total liabilities                                                  542,839         505,426

SHAREHOLDERS' EQUITY
Preferred stock, par value $2.50 per share;
   1,000,000 shares authorized;  0 shares issued and outstanding            0               0
Common stock, par value $2.50 per share;
   10,000,000 shares authorized; 3,701,062 shares issued and
   outstanding on 9/30/07 and 3,502,919 on 12/31/06                     9,252           8,757
Additional paid-in capital                                             32,089          28,839
Retained earnings                                                       5,640           5,434
Accumulated other comprehensive loss                                      (67)           (244)
                                                                     --------        --------
   Total shareholders' equity                                          46,914          42,786
                                                                     --------        --------
   Total liabilities and shareholders' equity                        $589,753        $548,212
                                                                     ========        ========

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
                        Consolidated Statements of Income

                                                Three months ended   Nine months ended
                                                ------------------   -----------------
                                                  September 30,        September 30,
(dollars in thousands, except per share data)      2007     2006       2007      2006
---------------------------------------------    -------   ------    -------   -------
INTEREST INCOME
Loans, including fees                            $ 8,778   $7,614    $25,221   $21,734
Investment securities
   Taxable                                           639      613      2,002     1,818
   Tax-exempt                                        307      195        895       494
   Dividends                                          33       31        121       101
Federal funds sold                                   332      201        890       240
Other                                                  1        4          5         8
                                                 -------   ------    -------   -------
   Total interest income                          10,090    8,658     29,134    24,395
INTEREST EXPENSE
Deposits                                           4,205    3,511     12,406     9,015
Federal funds purchased and other
   short-term borrowings                               0        0          0       133
Long-term debt                                       536      612      1,664     1,571
                                                 -------   ------    -------   -------
   Total interest expense                          4,741    4,123     14,070    10,719
                                                 -------   ------    -------   -------
   Net interest income                             5,349    4,535     15,064    13,676
PROVISION FOR (RECOVERY OF) LOAN LOSSES              (35)     145       (919)      500
                                                 -------   ------    -------   -------
   Net interest income after provision for
      (recorvery of) loan losses                   5,384    4,390     15,983    13,176
NONINTEREST INCOME
Trust and investment services fees                   317      299        945       939
Service charges on deposit accounts                  499      480      1,436     1,400
Mutual fund, annuity and insurance sales             410      278      1,092       923
Income from bank owned life insurance                 71       70        204       197
Other income                                         102      110        324       389
Gain on sales of mortgages                            51       61        208       210
Loss on sales of securities                            0        0         (7)        0
                                                 -------   ------    -------   -------
   Total noninterest income                        1,450    1,298      4,202     4,058
NONINTEREST EXPENSE
Personnel                                          2,741    2,208      7,845     6,487
Occupancy of premises, net                           314      321      1,005     1,053
Furniture and equipment                              347      299      1,032     1,043
Postage, stationery and supplies                     101       79        341       318
Professional and legal                               105      104        235       214
Marketing and advertising                            247      138        474       391
Other                                                807      631      2,486     2,037
                                                 -------   ------    -------   -------
   Total noninterest expense                       4,662    3,780     13,418    11,543
                                                 -------   ------    -------   -------
   Income before income taxes                      2,172    1,908      6,767     5,691
PROVISION FOR INCOME TAXES                           531      501      1,730     1,500
                                                 -------   ------    -------   -------
   Net income                                    $ 1,641   $1,407    $ 5,037   $ 4,191
                                                 =======   ======    =======   =======
   Net income per share, basic                   $  0.44   $ 0.38    $  1.37   $  1.15
   Net income per share, diluted                 $  0.43   $ 0.38    $  1.34   $  1.12
                                                 =======   ======    =======   =======

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
                      Consolidated Statements of Cash Flows

                                                                          Nine months ended
                                                                            September 30,
                                                                         -------------------
(dollars in thousands)                                                     2007       2006
----------------------                                                   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $  5,037   $  4,191
Adjustments to reconcile net income to net cash provided by operations
   Depreciation                                                               853        882
   Provision for (recovery of) loan losses                                   (919)       500
   Deferred federal income tax expense                                          0         28
   Amortization of investment in real estate partnership                      378        363
   Increase in cash surrender value of life insurance investment             (204)      (197)
   Originations of held for sale mortgages                                (13,797)   (16,546)
   Proceeds from sales of held for sale mortgages                          15,056     16,662
   Gain on sales of held for sale mortgages                                  (208)      (210)
   Loss on sales of securities                                                  7          0
   Loss on sales of foreclosed real estate                                      2          0
   Stock-based compensation expense                                            36         39
   Decrease (increase) in accrued interest receivable and other assets         75       (657)
   Increase in accrued interest payable and other liabilities                 161        493
   Other, net                                                                  95        159
                                                                         --------   --------
      Net cash provided by operating activities                             6,572      5,707
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available-for-sale
   Purchases                                                              (19,847)   (15,187)
   Maturities and calls                                                    11,028      9,339
   Sales                                                                    1,031          0
Securities, held-to-maturity, calls                                         4,172        490
Net increase in loans made to customers                                   (35,861)   (29,040)
Purchases of premises and equipment                                          (570)      (635)
Investment in unconsolidated subsidiary                                         0       (217)
Investment in life insurance                                                   (7)        (7)
Purchase of insurance agency assets                                             0        (63)
Proceeds from sales of premises and equipment                                   0         55
Proceeds from sales of foreclosed real estate                                 167          0
                                                                         --------   --------
      Net cash used in investing activities                               (39,887)   (35,265)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand and savings deposits                                12,997     25,211
Net increase in time deposits                                              28,650     23,055
Net decrease in short-term borrowings                                           0     (9,781)
Proceeds from issuance of long-term debt                                        0      7,217
Repayment of long-term debt                                                (4,395)    (1,186)
Dividends paid                                                             (1,445)    (1,254)
Issuance of common stock                                                      329        187
Cash paid in lieu of fractional shares                                         (6)        (6)
                                                                         --------   --------
      Net cash provided by financing activities                            36,130     43,443
                                                                         --------   --------
      Net increase in cash and cash equivalents                             2,815     13,885
      Cash and cash equivalents at beginning of year                       35,372     12,085
                                                                         --------   --------
      Cash and cash equivalents at end of period                         $ 38,187   $ 25,970
                                                                         ========   ========

See accompanying notes.

                          Codorus Valley Bancorp, Inc.
           Consolidated Statements of Changes in Shareholders' Equity

                                                                                          Accumulated
                                                                 Additional                  Other
                                                        Common     Paid-in    Retained   Comprehensive
(dollars in thousands, except share data)                Stock     Capital    Earnings        Loss        Total
-----------------------------------------               ------   ----------   --------   -------------   -------
For the nine months ended September 30, 2007
--------------------------------------------

Balance, December 31, 2006                              $8,757     $28,839    $ 5,434        ($244)      $42,786
Comprehensive income:
   Net income                                                                   5,037                      5,037
   Other comprehensive income, net of tax:
   Unrealized gains on securities, net                                                         177           177
                                                                                                         -------
      Total comprehensive income                                                                           5,214
Cash dividends ($.393 per share, adjusted)                                     (1,445)                    (1,445)
5% stock dividend - 175,148 shares at fair value           438       2,942     (3,386)                        (6)
Stock-based compensation                                                36                                    36
Issuance of common stock -
   22,995 shares under stock option plan                    57         272                                   329
                                                        ------     -------    -------        -----       -------
Balance, September 30, 2007                             $9,252     $32,089    $ 5,640        ($ 67)      $46,914
                                                        ======     =======    =======        =====       =======

For the nine months ended September 30, 2006
--------------------------------------------

Balance, December 31, 2005                              $7,902     $23,035    $ 8,204        ($412)      $38,729
Comprehensive income:
   Net income                                                                   4,191                      4,191
   Other comprehensive income, net of tax:
   Unrealized gains on securities, net                                                         242           242
                                                                                                         -------
      Total comprehensive income                                                                           4,433
Cash dividends ($.342 per share, adjusted)                                     (1,254)                    (1,254)
(2) 5% stock dividends - 324,372 shares at fair value      811       5,572     (6,389)                        (6)
Stock-based compensation                                                39                                    39
Issuance of common stock -
   14,640 shares under stock option plan                    37         150                                   187
                                                        ------     -------    -------        -----       -------
Balance, September 30, 2006                             $8,750     $28,796    $ 4,752        ($170)      $42,128
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

The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Corporation believes that the disclosures made are adequate to make the information not misleading. These statements should be read in conjunction with the notes to the audited financial statements contained in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.

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

The results of operations for the nine-month period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE 2--SIGNIFICANT ACCOUNTING POLICIES

Stock dividend and per share computations

All per share computations include the effect of stock dividends distributed through September 30, 2007. The weighted average number of shares of common stock outstanding used for basic and diluted calculations are provided below.

                                                Three months ended   Nine months ended
                                                   September 30,       September 30,
                                                ------------------   -----------------
(in thousands, except per share data)              2007     2006       2007     2006
-------------------------------------             ------   ------     ------   ------
Net income                                        $1,641   $1,407     $5,037   $4,191
                                                  ------   ------     ------   ------
Weighted average shares outstanding (basic)        3,690    3,661      3,684    3,660
Effect of dilutive stock options                      84       84         88       84
                                                  ------   ------     ------   ------
Weighted average shares outstanding (diluted)      3,774    3,745      3,772    3,744

Basic earnings per share                          $  .44   $  .38     $ 1.37   $ 1.15
Diluted earnings per share                        $  .43   $  .38     $ 1.34   $ 1.12

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

                                                Three months ended   Nine months ended
                                                   September 30,       September 30,
                                                ------------------   -----------------
(Dollars in thousands)                             2007     2006       2007     2006
----------------------                           ------    ------      ----    -----
Unrealized holding gains arising during the
   period                                        $1,016    $1,147      $261    $ 367
Reclassification adjustment for losses
   included in income                                 0         0         7        0
                                                 ------    ------      ----    -----
Net unrealized gains                              1,016     1,147       268      367
Tax effect                                         (345)     (390)      (91)    (125)
                                                 ------    ------      ----    -----
Net of tax amount                                $  671    $  757      $177    $ 242
                                                 ======    ======      ====    =====

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

NOTE 3--DEPOSITS

The composition of deposits on September 30, 2007 and December 31, 2006, was as follows:

                                                  September 30,   December 31,
(Dollars in thousands)                                 2007           2006
----------------------                            -------------   ------------
Noninterest bearing demand                           $ 49,491       $ 49,190
NOW                                                    42,019         43,864
Money market                                          158,291        144,292
Savings                                                18,075         17,533
Time CDs less than $100,000                           162,335        145,849
Time CDs $100,000 or more                              68,081         55,917
                                                     --------       --------
Total deposits                                       $498,292       $456,645
                                                     ========       ========

NOTE 4--LONG-TERM DEBT

A summary of long-term debt at September 30, 2007 and December 31, 2006 follows:

                                                  September 30,   December 31,
(Dollars in thousands)                                 2007           2006
----------------------                            -------------   ------------
Obligations of PeoplesBank to FHLBP
   Due 2007, 4.68%                                   $ 7,000        $ 7,000
   Due 2009, 3.47%, convertible quarterly after
      December 2006                                    5,000          5,000
   Due 2010, 4.32%                                     6,000          6,000
   Due 2011, 4.30%, amortizing                         4,307          4,504
   Due 2012, 4.25%, amortizing                         1,748          1,998
   Due 2013, 3.46%, amortizing                         3,043          3,403
   Due 2014, 6.43%, convertible quarterly after
      July 2009                                        3,000          5,000
Obligations of Codorus Valley Bancorp, Inc.
   Due 2011, floating rate based on 1 month
      LIBOR plus 1.50%, amortizing                         0          1,562
                                                     -------        -------
                                                      30,098         34,467
Capital lease obligation                                 536            562
                                                     -------        -------
Total long-term debt                                 $30,634        $35,029
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

Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to year-to-date average assets (leverage ratio). Management believes that Codorus Valley and PeoplesBank were well capitalized on September 30, 2007, based on FDIC capital guidelines.

                                              MINIMUM FOR      WELL CAPITALIZED
                               ACTUAL       CAPITAL ADEQUACY       MINIMUM*
                          ---------------   ----------------   ----------------
(dollars in thousands)     AMOUNT   RATIO     AMOUNT   RATIO    AMOUNT   RATIO
----------------------    -------   -----    -------   -----   -------   ------
CODORUS VALLEY BANCORP, INC. (CONSOLIDATED)
   AT SEPTEMBER 30, 2007
   Capital ratios:
      Tier 1 risk based   $56,568   11.95%   $18,936    4.0%       n/a     n/a
      Total risk based     59,616   12.59     37,872    8.0        n/a     n/a
      Leverage             56,568    9.69     23,351    4.0        n/a     n/a

   AT DECEMBER 31, 2006
   Capital ratios:
      Tier 1 risk based   $52,587   11.99%   $17,538    4.0%       n/a     n/a
      Total risk based     55,713   12.71     35,076    8.0        n/a     n/a
      Leverage             52,587    9.83     21,401    4.0        n/a     n/a

PEOPLESBANK, A CODORUS VALLEY COMPANY
   AT SEPTEMBER 30, 2007
   Capital ratios:
      Tier 1 risk based   $52,249   11.12%   $18,793    4.0%   $28,190     6.0%
      Total risk based     55,297   11.77     37,586    8.0     46,983    10.0
      Leverage             52,249    9.01     23,206    4.0     29,008     5.0

   AT DECEMBER 31, 2006
   Capital ratios:
      Tier 1 risk based   $48,130   11.12%   $17,316    4.0%   $25,973     6.0%
      Total risk based     51,256   11.84     34,631    8.0     43,289    10.0
      Leverage             48,130    9.09     21,168    4.0     26,460     5.0

*    To be well capitalized under prompt corrective action provisions.

NOTE 6--STOCK-BASED COMPENSATION

During the second quarter of 2007, shareholders approved and the Corporation adopted the 2007 Long Term Incentive Plan (LTIP), with 175,000 shares reserved for future issuance. No shares of stock were awarded or stock options granted under the LTIP since inception.

Also during the second quarter of 2007, shareholders approved and the Corporation adopted the 2007 Employee Stock Purchase Plan (ESPP), with 175,000 shares reserved for future issuance. On July 1, 2007, the first offering commenced for the ESPP. Actual shares purchased under the ESPP will be determined at the end of the six month offering period, i.e., year end 2007.

No stock options were granted under the Corporation's three stock option plans during the first nine months of 2007. A summary of options from the stock option plans, adjusted for stock dividends distributed, is shown below.

                                              WEIGHTED AVERAGE   WEIGHTED AVERAGE      AGGREGATE
                                               EXERCISE PRICE        REMAINING      INTRINSIC VALUE
                                    OPTIONS       PER SHARE      CONTRACTUAL TERM        ($000)
                                    -------   ----------------   ----------------   ---------------
Outstanding at January 1, 2007      284,205        $12.70            4.0 years           $1,884
Exercised                           (23,300)        11.87
                                    -------        ------            ---------           ------
Outstanding at September 30, 2007   260,905        $12.78            3.1 years           $1,362
                                    =======        ======            =========           ======
Exercisable at September 30, 2007   240,700        $12.50            2.9 years           $1,324
                                    =======        ======            =========           ======

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The intrinsic value of options exercised during the first nine months of 2007 was $156,000 and during the first nine months of 2006 was $149,000. Cash received from such exercises in 2007 was $276,000 and the tax benefit recognized was $53,000 and for the same period in 2006 was $136,000 and the tax benefit recognized was $51,000.

As of September 30, 2007, total unrecognized compensation cost related to nonvested options under all equity award plans was $62,000. The cost is expected to be recognized over a weighted average period of 1.2 years.

NOTE 7--CONTINGENT LIABILITIES

Management was not aware of any material contingent liabilities on September 30, 2007.

NOTE 8--GUARANTEES

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by PeoplesBank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $3,229,000 of standby letters of credit outstanding on September 30, 2007, compared to $6,121,000 on December 31, 2006. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding letters of credit. The amount of the liability as of September 30, 2007 and December 31, 2006, under standby letters of credit issued, was not material.

NOTE 9--SUBSEQUENT EVENTS

During October 2007, management received court approval to distribute proceeds from the sale of real estate that collateralized a $2,624,000 nonperforming business loan. As a result, PeoplesBank recovered in full all unpaid principal, interest and loan fees. In October 2007, PeoplesBank recorded accumulated interest income and loan fees totaling $539,000 from the distribution of the sale proceeds.

Also during October 2007, PeoplesBank paid off the remaining $3 million balance of a $5 million Federal Home Loan Bank advance prior to maturity. The FHLB advance had an above market interest rate of 6.43 percent and a maturity date of July 2014. As a result of the early payoff, PeoplesBank incurred a $252,000 prepayment penalty expense that it recorded in October as other noninterest expense. The reduction in long-term debt was made with excess liquidity and is expected to lower interest expense in future periods.

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

Management makes significant estimates in determining the allowance for loan losses. Management considers a variety of factors in establishing this estimate, such as current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, financial and managerial strengths of borrowers, adequacy of collateral, if collateral dependent, and the present value of future cash flows and other relevant factors. Estimates related to the value of collateral also have a significant impact on whether or not management continues to accrue income on delinquent loans and on the amounts at which foreclosed real estate is recorded on the statement of financial condition. Additional information is contained in Management's Discussion and Analysis regarding critical accounting estimates, including the provision and allowance for loan losses, located on pages 14 and 22 of this Form 10-Q.

The Corporation changed its method of accounting for stock-based compensation in 2006, in accordance with Financial Accounting Standard No. 123(R). Based on stock options outstanding on September 30, 2007, approximately $62,000 will be expensed over the weighted average period of 1.2 years.

Management discussed the development and selection of critical accounting estimates and related Management Discussion and Analysis disclosure with the Audit Committee. There were no material changes made to the critical accounting estimates during the periods presented within this report.

THREE MONTHS ENDED SEPTEMBER 30, 2007,
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

FINANCIAL HIGHLIGHTS

The Corporation earned $1,641,000 or $.44 per share ($.43 diluted), for the three-month period ended September 30, 2007, compared to $1,407,000 or $.38 per share ($.38 diluted), for the same period of 2006. The $234,000 or 17 percent increase in net income for the current quarter was primarily the result of an increase in net interest income. Net interest income increased 18 percent as a result of an increase in the volume of interest earning assets, increased business loan fees and a higher net interest margin. The $180,000 decrease in the provision for loan losses for the current quarter, due to adequacy of the allowance, also contributed to the improvement in earnings. Noninterest income for the current quarter increased 12 percent compared to the third quarter of 2006, due primarily to increased income and sales of mutual fund, annuity and insurance products. Noninterest expense for the current quarter increased 23 percent above the third quarter of 2006 due to increases in personnel expense, marketing and other expense.

A more detailed analysis of the factors and trends affecting corporate earnings follows.

INCOME STATEMENT ANALYSIS

NET INTEREST INCOME

Net interest income for the three-month period ended September 30, 2007, was $5,349,000, an increase of $814,000 or 18 percent above the same period in 2006. The increase was due primarily to an increase in the volume of interest earning assets and net interest margin. Interest earning assets averaged $542 million for the current quarter, representing a $66 million or 14 percent increase above the third quarter of 2006. The increase in interest earning assets occurred primarily in business and home equity loans, and investment securities. The net interest margin was 4.03 percent for the third quarter of 2007, compared to 3.88 percent for the same quarter in 2006. The increase in net interest margin was due in part to an increase in business loan fees, principally pre-payment fees associated with the early payoff of several large business loans. Current period margin was also positively affected by the reclassification of a nonperforming business loan to accruing status, which resulted in the recognition of $93,000 in accumulated interest income.

PROVISION FOR LOAN LOSSES

The provision for loan losses was reduced (credited) by $35,000 for the third quarter of 2007, compared to a $145,000 expense for the same quarter in 2006. The current quarter provision reflects management's judgment of loan quality and of an appropriate level for the allowance for loan losses at September 30, 2007.

NONINTEREST INCOME

The following table presents the components of total noninterest income for the third quarter of 2007, compared to the third quarter of 2006. The $152,000 or 12 percent increase in noninterest income was primarily attributable to an increase in income and sales from mutual fund, annuity and insurance products.

TABLE 1 - NONINTEREST INCOME

                                           Three months ended          Change
                                              September 30,     Increase (Decrease)
                                           ------------------   -------------------
(dollars in thousands)                        2007     2006           $     %
----------------------                       ------   ------        ----   ---
Trust and investment services fees           $  317   $  299        $ 18     6%
Service charges on deposit accounts             499      480          19     4
Mutual fund, annuity and insurance sales        410      278         132    47
Income from bank owned life insurance            71       70           1     1
Other income                                    102      110          (8)   (7)
Gain on sales of mortgages                       51       61         (10)  (16)
                                             ------   ------        ----   ---
   Total noninterest income                  $1,450   $1,298        $152    12%
                                             ======   ======        ====   ===

NONINTEREST EXPENSE

The following table presents the components of total noninterest expense for the third quarter of 2007, compared to the third quarter of 2006. The $882,000 or 23 percent increase was primarily attributable to increases in personnel expense, marketing and other expense. For the third quarter of 2007, personnel expense, comprised of wages, payroll taxes and employee benefits, increased $533,000 or 24 percent due largely to performance incentives and staff additions associated with normal business growth. The 79 percent increase in marketing expense for the current quarter reflected increased costs associated with product and promotional advertising, and sponsorships. The 28 percent increase in other expense included increased processing expense for loans and bank cards, and increased charitable donations.

TABLE 2 - NONINTEREST EXPENSE

                                           Three months ended          Change
                                              September 30,     Increase (Decrease)
                                           ------------------   -------------------
(dollars in thousands)                        2007     2006           $     %
----------------------                       ------   ------        ----   ---
Personnel                                    $2,741   $2,208        $533    24%
Occupancy of premises, net                      314      321          (7)   (2)
Furniture and equipment                         347      299          48    16
Postage, stationery and supplies                101       79          22    28
Professional and legal                          105      104           1     1
Marketing and advertising                       247      138         109    79
Other                                           807      631         176    28
                                             ------   ------        ----   ---
   Total noninterest expense                 $4,662   $3,780        $882    23%
                                             ======   ======        ====   ===

INCOME TAXES

The provision for income tax was $531,000 for the third quarter of 2007, compared to $501,000 for the same period in 2006. The $30,000 or 6 percent increase in the tax provision was the result of a 14 percent increase in pretax income. Codorus Valley's effective federal income tax and marginal tax rates were 25 percent and 34 percent, respectively, for quarters ended September 30, 2007 and 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2007,
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

FINANCIAL HIGHLIGHTS

The Corporation earned $5,037,000 or $1.37 per share ($1.34 diluted) for the nine-month period ended September 30, 2007, compared to $4,191,000 or $1.15 per share ($1.12 diluted), for the same period of 2006. The $846,000 or 20 percent increase in net income was due in part to an $839,000 (or $554,000 after-tax) first quarter 2007 recovery of loan losses that were incurred by PeoplesBank during 2002-2003. Due to the adequacy of the allowance for loan losses, the full amount of the recovery was recorded as a reduction to the loan loss provision. Earnings were also favorably impacted by a 10 percent increase in net interest income largely the result of an increase in interest earning assets, principally business loans, overnight investments and investment securities. An increase in business loan fees (e.g., pre-payment fees), and a recovery of accumulated interest income from the reclassification of a nonperforming business loan to accrual status during the third quarter also contributed to the increase in net interest income. Current period total noninterest income increased 4 percent above 2006 due primarily to an increase in income from the sale of mutual fund, annuity and insurance products. The positive effect on net income for 2007 from the reduction in loan loss provision, the increase in interest earning assets, and the increase in noninterest income more than offset an increase in noninterest expense. Total noninterest expense increased 16 percent for the first nine months of 2007 due primarily to increased personnel costs, caused by the timing of performance incentives and staff additions associated with normal business growth, increased marketing expense, and the recognition of a $185,000 ($122,000 after-tax) prepayment penalty on the early pay-down of a $2 million Federal Home Loan Bank advance. The Corporation paid down the advance, which had an above market rate, to reduce interest expense in future periods. Total assets were approximately $590 million on September 30, 2007, an increase of $65 million or 12 percent above September 30, 2006. Asset growth was funded by strong deposit growth, primarily money market deposits and CDs.

Net income as a percentage of average shareholders' equity (ROE) was 14.94 percent for the first nine months (annualized) of 2007, compared to 13.85 percent for the same period of 2006. Net income as a percentage of average total assets (ROA) was 1.18 percent for the first nine months (annualized) of 2007, compared to 1.12 percent for the same period of 2006. The efficiency ratio, computed as noninterest expense as a percentage of net interest income and noninterest income (tax equivalent), was 67.3 percent for the first nine months of 2007, compared to 63.6 percent for the same period of 2006.

On September 30, 2007, nonperforming assets as a percentage of total loans and net foreclosed real estate were 1.02 percent, compared to 1.38 percent for September 30, 2006. Information regarding nonperforming assets is provided in the Risk Management section of this report, including Table 5--Nonperforming Assets. Based on a recent evaluation of probable loan losses and the current loan portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on September 30, 2007. An analysis of the allowance is provided in Table 6--Analysis of Allowance for Loan Losses.

Throughout the current period, Codorus Valley maintained a capital level well above minimum regulatory quantitative requirements. Currently, there are three federal regulatory definitions of capital that take the form of minimum ratios.
Note 5--Regulatory Matters, shows that the Corporation and PeoplesBank were well capitalized on September 30, 2007.

A more detailed analysis of the factors and trends affecting corporate earnings follows.

INCOME STATEMENT ANALYSIS

NET INTEREST INCOME

Net interest income for the nine-month period ended September 30, 2007, was $15,064,000, an increase of $1,388,000 or 10 percent above the same period in 2006. The increase was due primarily to an increase in the volume of interest earning assets. Earning assets averaged $532 million and yielded 7.44 percent (tax equivalent basis) for the first nine months of 2007, compared to $461 million and 7.17 percent, respectively, for the same period in 2006. The $71 million or 15 percent increase in average earning assets occurred primarily in business loans, overnight investments and investment securities. An increase in the volume of home equity loans also contributed to the growth in earning assets. Net interest margin was 3.90 percent for the first nine months of 2007(annualized), compared to 4.06 percent for the same period in 2006. The decrease in margin was primarily the result of an increase in interest expense related to a larger volume of interest bearing liabilities and higher rates. Interest bearing liabilities averaged $478 million at an average rate of 3.93 percent for the first nine months of 2007, compared to $410 million and 3.50 percent, respectively, for the same period in 2006. Current period deposit rates were higher than the prior period and reflected the presence of the flat (or slightly inverted) US treasury yield curve environment through June 2007, and customer preference for deposit products with competitive rates, principally money markets and CDs. The decline in short-term market interest rates during the third quarter of 2007, which caused an upward slope in the US treasury yield curve, are expected to result in lower future funding costs.

PROVISION FOR LOAN LOSSES

As a result of a large loan loss recovery during the current period and adequacy of the allowance on September 30, 2007, the Corporation recorded a $919,000 credit to the provision for loan losses, compared to a $500,000 provision expense for the same period in 2006. In February 2007, PeoplesBank recovered approximately $839,000 ($554,000 after-tax), representing its portion of a $12 million restitution fund created in settlement of a claim by the United States Department of Justice against the Bank of New York. The funds materially reimbursed PeoplesBank for loan losses that were incurred in 2002 and 2003 that pertained to a group of related equipment leasing contracts that PeoplesBank acquired from a third-party broker who designated Bank of New York as escrow agent for payments under these contracts.

The current period provision reflected management's judgment of loan quality and of an appropriate level for the allowance for loan losses at September 30, 2007. The Corporation does not participate in the subprime lending market and accordingly, it has no loss exposure to subprime lending.

NONINTEREST INCOME

The following table presents the components of total noninterest income for the first nine months of 2007, compared to the same period of 2006. Current period noninterest income increased $144,000 or 4 percent above 2006. Most of the overall increase was attributable to PeoplesBank subsidiary Codorus Valley Financial Advisors (CVFA), which increased income from the sale of mutual fund, annuity and insurance products. CVFA was also the recipient of selected accounts, principally IRAs and investment advisory accounts, from the Trust Department. Management realigned accounts between these functions to leverage off of CVFA's investment expertise and lower cost structure. The other income component declined due in part to the recognition of a nonrecurring gain of $45,000 in 2006 from the sale of two small parcels of land to the local township for a road throughway.

TABLE 3 - NONINTEREST INCOME

                                           Nine months ended         Change
                                             September 30,     Increase (Decrease)
                                           -----------------   -------------------
(dollars in thousands)                        2007     2006          $     %
----------------------                      ------   ------        ----   ---
Trust and investment services fees          $  945   $  939        $  6     1%
Service charges on deposit accounts          1,436    1,400          36     3
Mutual fund, annuity and insurance sales     1,092      923         169    18
Income from bank owned life insurance          204      197           7     4
Other income                                   324      389         (65)  (17)
Gain on sales of mortgages                     208      210          (2)   (1)
Loss on sales of securities                     (7)       0          (7)  0.0
                                            ------   ------        ----   ---
   Total noninterest income                 $4,202   $4,058        $144     4%
                                            ======   ======        ====   ===

NONINTEREST EXPENSE

The following table presents the components of total noninterest expense for the first nine months of 2007, compared to the first nine months of 2006.

TABLE 4 - NONINTEREST EXPENSE

                                           Nine months ended         Change
                                             September 30,     Increase (Decrease)
                                           -----------------   -------------------
(dollars in thousands)                       2007      2006          $      %
----------------------                     -------   -------      ------   ---
Personnel                                  $ 7,845   $ 6,487      $1,358    21%
Occupancy of premises, net                   1,005     1,053         (48)   (5)
Furniture and equipment                      1,032     1,043         (11)   (1)
Postage, stationery and supplies               341       318          23     7
Professional and legal                         235       214          21    10
Marketing and advertising                      474       391          83    21
Other                                        2,486     2,037         449    22
                                           -------   -------      ------   ---
   Total noninterest expense               $13,418   $11,543      $1,875    16%
                                           =======   =======      ======   ===

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel--For the first nine months of 2007, personnel expense, comprised of wages, payroll taxes and employee benefits, increased $1,358,000 or 21 percent above 2006 levels due to performance incentives and staff additions associated with normal business growth.

Professional and legal--For the first nine months of 2007, professional and legal expense increased $21,000 or 10 percent above 2006. The first quarter of 2006 included a $35,000 reimbursement of legal expenses to PeoplesBank, which resulted from the settlement of a lawsuit from routine bank business. There was no comparable reimbursement for 2007. Years 2007 and 2006 included consulting expense for assistance with section 404 of the Sarbanes-Oxley Act (SOX404) compliance of approximately $27,000, and $30,000, respectively. CPA fees in the current period increased as a result of SOX404 documentation review.

In the period ahead, management anticipates additional CPA and consulting fees to comply with SOX404. Based on current compliance requirements for the Corporation, the CEO and CFO must certify as to the adequacy of controls over financial reporting on December 31, 2007, and thereafter. Effective December 31, 2008, and thereafter, the Corporation's public accounting firm is required to audit and opine on the Corporation's controls over financial reporting.

Marketing and advertising--For the first nine months of 2007, marketing and advertising expense increased $83,000 or 21 percent above the same period in 2006. The increase was due in part to advertising promotions (e.g., check card rewards promotion), an increase in sponsorship expenses and normal business growth.

Other--For the first nine months of 2007, other expense increased $449,000 or 22 percent due in part to the recognition of a $185,000 prepayment penalty on the early pay-down of $2 million on a $5 million Federal Home Loan Bank advance. The Corporation partially paid down the advance, which was due July 2014 and had an above market interest rate of 6.43%, to reduce interest expense in future periods. There was no comparable prepayment penalty in the prior year. (In October 2007, the Corporation paid down the remaining $3 million balance of the Federal Home Loan Bank advance and incurred a prepayment penalty of $252,000.) Increases in miscellaneous loan expense (loan volume), Pennsylvania shares tax (the prior period tax was reduced by education improvement tax credits), ATM/point-of-sale processing costs (volume), and normal business growth also contributed to the increase in other expense.

Effective January 1, 2007, the Federal Deposit Insurance Corporation (FDIC) created a new risk framework of four risk categories and established assessment rates to coincide with each category. Assessment rates for Risk Category I institutions, which includes PeoplesBank, range from 5 to 7 basis points. The FDIC also approved a one-time assessment credit for banks in existence on December 31, 1996, that paid a deposit insurance assessment prior to that date. Management believes that the one-time credit will more than offset the new FDIC assessment cost for 2007; however, the credit is likely to be depleted in the first quarter of 2008. Accordingly, PeoplesBank will begin to recognize the assessment at that time. (Management's estimate of the FDIC assessment expense, net of the credit, for 2008 is approximately $200,000.)

INCOME TAXES

The provision for income tax was $1,730,000 for the current nine-month period, compared to $1,500,000 for the same period in 2006. The $230,000 or 15 percent increase in the tax provision was the result of a 19 percent increase in pretax income. Codorus Valley's effective federal income tax and marginal tax rates were 26 percent and 34 percent, respectively, for the nine-month periods ended

September 30, 2007 and 2006. The effective tax rate reflects the impact of low income housing credits and tax-exempt interest income, including income from bank owned life insurance.

BALANCE SHEET REVIEW

INVESTMENT SECURITIES

On September 30, 2007, the securities available-for-sale portfolio was approximately $81 million, compared to $73 million for year-end 2006. The increase occurred primarily from the purchase of high quality US agency mortgage-backed bonds and tax-exempt municipal bonds.

On September 30, 2007, the securities held-to-maturity portfolio, recorded at amortized cost, was approximately $3.4 million, compared to approximately $7.5 million for year-end 2006. The decrease in the portfolio was the result of six bonds being called by issuers exercising their call options. The held-to-maturity portfolio for both periods consisted of fixed rate, junior subordinated debt instruments issued by commercial bank holding companies. These investments are callable in 2007 and thereafter, and mature in years 2026-2028. In the period ahead, it is probable that more of these high yielding investments will be called by issuers based on the current level of market interest rates. If such calls occur, the calls will be at a premium; however, reinvestment yields are expected to be much lower.

LOANS

On September 30, 2007, total loans were approximately $442 million, an increase of $36 million or 9 percent above year-end 2006. The increase was primarily attributable to an increase in business and home equity loans. The average yield (tax-equivalent basis) earned on total loans was 7.95 percent for the first nine months of 2007, compared to 7.61 percent for the same period of 2006.

DEPOSITS

On September 30, 2007, total deposits were approximately $498 million, an increase of $42 million or 9 percent above year-end 2006. The increase in deposits, which reflected the continuation of a long trend of successful sales efforts, occurred primarily within the money market and CD categories, as shown in Note 3--Deposits. The average rate paid on interest-bearing deposits was 3.81 percent for the first nine months of 2007, compared to 3.31 percent for the same period of 2006. The higher average rate reflected the lingering effects of a flat US treasury yield curve through June 2007, and competitive pricing pressures.

LONG-TERM DEBT

On September 30, 2007, long-term debt was approximately $31 million, compared to $35 million outstanding at year-end 2006. During the second quarter of 2007, Codorus Valley paid in full a $1.5 million mortgage on the corporate center office building without prepayment penalty. In March 2007, PeoplesBank paid down $2 million on a $5 million Federal Home Loan Bank advance (FHLB advance), 6.43% rate, and incurred a $185,000 prepayment penalty included in other noninterest expense. The reduction in long-term debt was made with excess liquidity and is expected to lower interest expense in future periods. A listing of outstanding long-term debt obligations is provided in Note 4--Long-term Debt.

(During October 2007, PeoplesBank paid off the remaining $3 million balance of the aforementioned FHLB advance with the 6.43% interest rate prior to maturity and incurred a prepayment penalty of $252,000. These transactions will be reported on Form 10-K for year-end 2007.)

SHAREHOLDERS' EQUITY AND CAPITAL ADEQUACY

Shareholders' equity or capital enables Codorus Valley to maintain asset growth and absorb losses. Total shareholders' equity was approximately $47 million on September 30, 2007, an increase of $4 million, or approximately 10 percent, above December 31, 2006. The increase was caused primarily by retained earnings from profitable operations.

On October 9, 2007, the Board of Directors declared two cash dividends payable on or before November 13, 2007, to shareholders of record October 23, 2007. The first was a regular quarterly cash dividend of $.14 per common share. The second was a special cash dividend of $.05 per common share. The special cash divided was declared solely as a result of the recovery the company realized from loan losses experienced in a prior period. These dividends follow $.135 per share cash dividends paid in August, May ($.129 adjusted) and February ($.129 adjusted). The Board also distributed a 5 percent stock dividend in June 2007, which resulted in the issuance of 175,148 common shares.

Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 5--Regulatory Matters, to the financial statements. Management believes that Codorus Valley and PeoplesBank were well capitalized on September 30, 2007, based on FDIC capital guidelines.

RISK MANAGEMENT

NONPERFORMING ASSETS

Table 5--Nonperforming Assets, provides a summary of nonperforming assets and related ratios. The paragraphs below provide information for selected categories for September 30, 2007, compared to December 31, 2006.

TABLE 5-NONPERFORMING ASSETS

                                                    September 30,   December 31,
(dollars in thousands)                                   2007           2006
----------------------                              -------------   ------------
Nonaccrual loans                                       $3,632          $4,368
Accruing loans that are contractually past due
   90 days or more as to principal or interest            461               4
Foreclosed real estate, net of allowance                  403              38
                                                       ------          ------
   Total nonperforming assets                          $4,496          $4,410
                                                       ------          ------

Ratios:
Nonaccrual loans as a % of total period-end loans        0.82%           1.08%
Nonperforming assets as a % of total period-end
   loans and net foreclosed real estate                  1.02%           1.09%
Nonperforming assets as a % of total period-end
   shareholders' equity                                  9.58%          10.31%
Allowance for loan losses as a multiple of
   nonaccrual loans                                        .8x             .7x

On September 30, 2007, nonaccrual loans consisted of collateralized business and mortgage loans, and consumer loans. The Corporation recognizes interest income on a cash basis for nonaccrual loans. On September 30, 2007, the nonaccrual loans portfolio balance totaled $3,632,000 and was comprised of 9 unrelated accounts ranging in size from $9,000 to $2,624,000. The underlying real estate collateral for the largest account, totaling $2,624,000, has been sold at public auction, and management is awaiting court approval for the distribution of the proceeds. (Subsequent to September 30, 2007, management received court approval to distribute the sale proceeds, which resulted in the full recovery of all unpaid principal, interest and fees. Income from interest and fees, which totaled $539,000, was recorded in October 2007.)

On September 30, 2007, foreclosed real estate, net of allowance, totaled $403,000, compared to $38,000 on December 31, 2006. The current period portfolio contains one property that management is trying to liquidate.

On September 30, 2007, loans contractually past due 90 days or more as to principal or interest totaled $461,000, representing two accounts. One account, a business loan totaling $446,000, collateralized by real estate, makes up most of the balance. (Subsequent to September 30, 2007, this account was paid off in full, including unpaid interest.)

ALLOWANCE FOR LOAN LOSSES

Table 6--Analysis of Allowance for Loan Losses, shows the allowance was $3,048,000 or .69 percent of total loans on September 30, 2007, compared to $2,969,000 or .75 percent of total loans on September 30, 2006. The current period allowance was based on management's estimate to bring the allowance to a level reflective of risk in the portfolio, loan growth, and macro-economic factors such as the heightened level of energy costs and the slow down in the real estate market. The large recovery of prior period commercial loan losses was discussed in the provision for loan loss section of this report. Based on a recent evaluation of probable loan losses in the current portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on September 30, 2007.

TABLE 6-ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

(dollars in thousands)                               2007      2006
----------------------                              ------    ------
Balance-January 1,                                  $3,126    $2,538
Provision charged (credited) to operating expense     (919)      500
Loans charged off:
   Commercial                                            7       104
   Real estate-mortgage                                 31        17
   Consumer                                             22        22
                                                    ------    ------
      Total loans charged off                           60       143
Recoveries:
   Commercial                                          874        45
   Real estate-mortgage                                  2         2
   Consumer                                             25        27
                                                    ------    ------
      Total recoveries                                 901        74
                                                    ------    ------
      Net (recoveries) charge-offs                    (841)       69
                                                    ------    ------
Balance-September 30,                               $3,048    $2,969
                                                    ------    ------

Ratios:
Net (recoveries) charge-offs (annualized) to
   average total loans                               (0.26)%    0.02%
Allowance for loan losses to total loans
   at period-end                                      0.69%     0.75%
Allowance for loan losses to nonaccrual loans
   and loans past due 90 days or more                 74.5%     54.1%

LIQUIDITY

At September 30, 2007, management believes that liquidity was more than adequate based on the level of overnight investment, the potential liquidation of an $81 million portfolio of available-for-sale securities, valued at September 30, 2007, and available credit from the Federal Home Loan Bank of Pittsburgh (FHLB). Available funding from the FHLB was approximately $100 million based on the latest available information from the FHLB. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. Codorus Valley's loan-to-deposit ratio, which is used as a broad measure of liquidity, was approximately 89 percent and 92 percent, respectively, as of September 30, 2007 and 2006.

Off-Balance Sheet Arrangements

Codorus Valley's financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on September 30, 2007, totaled $139,545,000 and consisted of $109,660,000 in unfunded commitments under existing loan facilities, $26,656,000 to grant new loans and $3,229,000 in letters of credit. Due to fixed maturity dates and specified conditions within these instruments, many commitments will expire without being drawn upon. Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore do not present a significant liquidity risk to Codorus Valley.

Contractual Obligations

Codorus Valley has various long-term contractual obligations outstanding at September 30, 2007, including long-term debt, time deposits and obligations under capital and operating leases, which were reported in Table 13 of the Annual Report on Form 10-K for the year ended 2006. A comparative schedule of deposits, which includes time deposits, is provided in Note 3 of this Form 10-Q report. A comparative schedule of long-term debt is provided in Note 4.

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

Codorus Valley performed financial simulations on its balance sheet for September 30, 2007 and December 31, 2006 to determine its sensitivity to market interest rate risk. The results of the point-in-time analyses are shown in Table 7--Interest Rate Sensitivity. For both periods, the asset-liability management model portrayed a balance sheet that was liability sensitive. Liability sensitivity means that deposits and corporate debt are likely to re-price to a greater and faster degree than the loans and investments that they fund. This asset-liability position suggests that net income may increase if market interest rates decrease significantly. Conversely, net income would be expected to decrease if short-term market interest rates increase significantly. For both periods, management presumed that trust preferred investment securities held by the Corporation and PeoplesBank, which are callable at a premium, would be called and would result in a one time increase in interest income. A detailed discussion of market interest rate risk is provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.

TABLE 7-INTEREST RATE SENSITIVITY

                                                Change in
   Forecasted     Change in interest rates      net income
 interest rate      ramped over 12 months    ---------------
    scenario           (basis points)        $000's      %
---------------   ------------------------   ------   ------
                    AT SEPTEMBER 30, 2007
  Most likely               -50               (491)    (7.2)
      High                 +200               (746)   (10.9)
Flat (baseline)              0                   0      0.0
      Low                  -200               (249)    (3.6)
                    AT DECEMBER 31, 2006
  Most likely               -75                (91)    (1.5)
      High                 +200               (300)    (5.0)
Flat (baseline)              0                   0      0.0
      Low                  -200                 78      1.3

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the section entitled "Market risk management" within Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations on page 24 of this Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Codorus Valley maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Pursuant to compliance with Section 404 of the Sarbanes-Oxley Act, management strengthened controls over the financial reporting process during the third quarter of 2007 by adopting companywide policies that require two individuals to post transactions or to authorize disbursements over a specified dollar amount. Management also began an initiative, which will be completed by year end 2007, to better segregate processing responsibilities and to limit access to critical software applications and information. Based upon their evaluation of disclosure controls and procedures performed as of September 30, 2007, the chief executive and chief financial officers of Codorus Valley concluded that Codorus Valley's disclosure controls and procedures were adequate.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Codorus Valley made no sales or repurchases of equity securities during the quarter ended September 30, 2007.

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

                                    Codorus Valley Bancorp, Inc.
                                    (Registrant)


November 8, 2007                    /s/ Larry J. Miller
Date                                --------------------------------------------
                                    Larry J. Miller
                                    President & CEO
                                    (Principal executive officer)


November 8, 2007                    /s/ Jann A. Weaver
Date                                --------------------------------------------
                                    Jann A. Weaver
                                    Treasurer & Assistant Secretary
                                    (Principal financial and accounting officer)