Form 10-K
period 2007-12-31
CODORUS VALLEY BANCORP INC
filed 2008-03-25
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
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
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (717) 747-1519

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $2.50 par value	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.
☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
☐ Yes  ☒ No

The aggregate market value of Codorus Valley Bancorp, Inc.’s voting stock held by non-affiliates was approximately $63,775,357 as of June 30, 2007.

As of February 26, 2008, Codorus Valley Bancorp, Inc. had 3,742,209 shares of common stock outstanding, par value $2.50 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2008

Codorus Valley Bancorp, Inc.
Form 10-K Index

PART I

Item 1: Business

Codorus Valley Bancorp, Inc. (Codorus Valley or Corporation) is a Pennsylvania business corporation, incorporated on October 7, 1986. On March 2, 1987, Codorus Valley became a bank holding company, under the Bank Holding Company Act of 1956. PeoplesBank, A Codorus Valley Company (PeoplesBank) is its wholly owned bank subsidiary. SYC Realty Co., Inc. is its wholly owned nonbank subsidiary. Codorus Valley’s business consists primarily of managing PeoplesBank, and its principal source of income is dividends received from PeoplesBank. On December 31, 2007, Codorus Valley had total consolidated assets of $595 million, total deposits and other liabilities of $546 million, and total shareholders’ equity of $49 million.

Bank subsidiary

PeoplesBank, organized in 1934, is a Pennsylvania chartered bank. It is not a member of the Federal Reserve System. PeoplesBank offers a full range of business and consumer banking services through fourteen financial centers located throughout York County, Pennsylvania. It also offers investment, insurance, trust and real estate settlement services. PeoplesBank also operated a loan production office in Towson, Maryland, which it closed in late 2007 due to the opening of the Hunt Valley Office in January 2008. The Hunt Valley Office, the Corporation’s fifteenth financial center, is located in the Executive Plaza complex, Hunt Valley, Maryland. The Federal Deposit Insurance Corporation insures the deposits of PeoplesBank to the maximum extent provided by law. On December 31, 2007, PeoplesBank had total loans of $447 million and total deposits of $513 million. PeoplesBank’s market share of deposits for York County, PA was approximately 8.3 percent as of June 30, 2007, the latest available date.

PeoplesBank is not dependent on deposits or exposed to a loan concentration to a single customer, or a small group of customers. Therefore, the loss of a single customer, or a small customer group, would not have a material adverse effect on the financial condition of PeoplesBank. At year-end 2007, the largest indebtedness of a single PeoplesBank client was $6,962,000, or 1.6 percent of the total loan portfolio, which was within the regulatory lending limit.

Most of the Corporation’s business is with customers in York County, Pennsylvania and northern Maryland. Although this limited market area may pose a concentration risk geographically, we believe that the diverse local economy and detailed knowledge of the customer base minimizes this risk. At year-end 2007, the Corporation had two industry concentrations that exceeded 10 percent of the total loan portfolio, real estate construction and land development was 18.8 percent and commercial real estate leasing was 11.5 percent. Commercial leasing involves borrowers who lease real estate to commercial tenants. Loans to borrowers within these industries are usually collateralized with real estate. Comparatively, at year-end 2006, only one industry concentration exceeded 10 percent of the total loan portfolio, real estate construction and land development, which was 22.5 percent of the portfolio.

Codorus Valley Financial Advisors, Inc. is a wholly owned subsidiary of PeoplesBank that sells non-deposit investment products. This subsidiary began operations in January 2000 and, prior to a name change in December 2005, operated under the name SYC Insurance Services, Inc. Products sold by Codorus Valley Financial Advisors, Inc. are not FDIC insured, are not obligations of or guaranteed by PeoplesBank and are subject to investment risk including the possible loss of principal.

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

Employees

At year-end 2007, PeoplesBank employed 159 full-time employees and 45 part-time employees, which equated to 179 full-time equivalents. Employees are not covered by a collective bargaining agreement and management considers its relations with employees to be satisfactory.

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

Supervision and regulation

Codorus Valley is registered as a bank holding company, and is subject to regulation by the Board of Governors of the Federal Reserve System (Federal Reserve), under the Bank Holding Company Act of 1956, as amended. The Bank Holding Company Act requires bank holding companies to file periodic reports with, and is subject to examination by, the Federal Reserve. The Federal Reserve has issued regulations under the Bank Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve may require Codorus Valley to use its resources to provide adequate capital funds to PeoplesBank during periods of financial stress or adversity.

The Bank Holding Company Act prohibits Codorus Valley from acquiring direct or indirect control of more than 5 percent of the outstanding voting stock of any bank, or substantially all of the assets of any bank, or merging with another bank holding company, without the prior approval of the Federal

Reserve. The Pennsylvania Department of Banking must also approve certain similar transactions. Pennsylvania law permits Pennsylvania bank holding companies to control an unlimited number of banks.

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

The FDIC is the primary federal regulator of PeoplesBank. It regularly examines banks in such areas as loss allowances, loans, investments, management practices and other aspects of operations. These examinations are designed for the protection of PeoplesBank’s depositors rather than Codorus Valley’s shareholders. PeoplesBank must furnish annual and quarterly reports to the FDIC. Effective January 1, 2007, the Federal Deposit Insurance Corporation (FDIC) created a new risk framework of four risk categories and established assessment rates to coincide with each category. Assessment rates for Risk Category I institutions, which includes PeoplesBank, range from 5 to 7 basis points. The FDIC also approved a one-time assessment credit for banks in existence on December 31, 1996, that paid a deposit insurance assessment prior to that date. The one-time credit offset the new FDIC assessment cost for 2007; however, the credit will be depleted in the first quarter of 2008. Accordingly, PeoplesBank will recognize the assessment at that time. Management’s estimate of the FDIC assessment expense, net of the remaining credit, for 2008 is approximately $239,000.

Federal and state banking laws and regulations govern such things as: the scope of a bank’s business; permissible investments; the reserves against deposits a bank must maintain; the types and terms of loans a bank may make and the collateral it may take; the activities of a bank with respect to mergers and consolidations; the establishment of branches; and the sale of nondeposit investment products by the bank and its insurance subsidiary. The Pennsylvania Insurance Department, the Securities and Exchange Commission (SEC) and the National Association of Securities Dealers (NASD) control and supervise the licensing and activities of employees engaged in the sale of nondeposit investment products.

Pennsylvania business and banking laws restrict dividend payments if such payment would render the Corporation insolvent or result in negative net worth, and the Corporation and PeoplesBank are subject to regulatory capital requirements. More information about dividend restrictions and capital requirements can be found in Note 10-Regulatory Matters, to the 2007 financial statements.

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

A brief discussion of selected federal agency requirements that affect Codorus Valley and/or PeoplesBank follows.

Sarbanes-Oxley Act of 2002 The Sarbanes-Oxley Act (SOA) was signed into law in July 2002 and applies to all companies, both U.S. and non-U.S, that file periodic reports under the Securities Exchange Act of 1934. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SEC is responsible for establishing rules to implement various provisions of the SOA. The SOA includes very specific disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC. The SOA represents significant regulation of the accounting profession, corporate governance practices, such as the relationship between a board of directors and management and between a board of directors and its committees.

Section 404 of the SOA became effective for the year ended December 31, 2004, for companies whose public float (the product of outstanding shares times the share price on a specified date) was above $75 million. For smaller companies (nonaccelerated filers), including Codorus Valley, the effective date, after several postponements, was the fiscal year ending on or after December 15, 2007. Section 404 requires publicly held companies to document, test and certify that their internal control systems over financial reporting are effective. In January 2008, the SEC proposed delaying for another year the requirement that nonaccelerated filers provide an auditor’s report on their internal control over financial reporting. Compliance costs associated with Section 404 are expected to continue in the period ahead, but management does not expect these costs to be material.

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

Item 1A: Risk Factors

An investment in the Corporation’s common stock is subject to risks inherent to the Corporation’s business. The most material risks and uncertainties that management believes affect the Corporation are described below. Investors in the Corporation’s stock should carefully consider these risks and uncertainties together with all of the other information included or incorporated by reference in the report. These risks and uncertainties are not the only ones facing the Corporation. Additional risks and uncertainties that management is not aware of or focused on, or currently deems immaterial, or are not controllable by management may also impair the Corporation’s business operations. This report is qualified in its entirety by these risk factors.

If any of the following risks occur, the Corporation’s financial condition and results of operations could be materially and adversely affected. If these events were to occur, the value of the Corporation’s common stock could decline significantly, and investors in the Corporation’s stock could lose all or part of their investment.

Changes in market interest rates may adversely affect our earnings and financial condition.
The Corporation’s earnings and cash flows are largely dependent upon its net interest income, which is subject to interest rate risk due to fluctuations in market interest rates. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control, including inflation, unemployment, money supply, and domestic and international events, among others. We attempt to manage interest rate risk, in part, by controlling the mix of interest rate sensitive assets and interest rate sensitive liabilities. However, interest rate risk management is not an exact science. A rapid increase or decrease in market interest rates could adversely affect our financial performance. Interest rate risk is discussed under Item 7A-Quantitative and qualitative disclosures about market risk.

The Corporation is subject to credit risk.
The Corporation is subject to credit risk if loan customers do not repay their loans according to the terms of their loans, and the collateral securing the payment of loans is insufficient to assure repayment. The Corporation may experience significant credit losses, which could have a material adverse effect on its operating results. In an economic downturn or recession, our credit risk could increase. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Credit risk is discussed under the Credit Risk Management and Nonperforming Assets sections of this report.

The Corporation’s allowance for possible loan losses may be insufficient.
Management makes significant estimates in determining the allowance for loan losses. Management considers a variety of factors in establishing this estimate, such as current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, financial and managerial strength of borrowers, adequacy of collateral, if collateral dependent, or the present value of future cash flows and other relevant factors. Estimates related to the value of collateral also have a significant impact on whether or not management continues to accrue income on delinquent loans and on the amounts at which foreclosed real estate is recorded on the statement of financial condition. In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different from management. Any increases in the allowance for loan losses will result in a decrease in net income, and possibly capital, and may have a material adverse effect on the Corporation’s financial condition and results of operations. The adequacy of the allowance is discussed under the Allowance for Loan Losses section of this report and is incorporated herein by reference.

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

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2: Properties

Codorus Valley owns the following property, subject to a $1.7 million lien held by its wholly owned subsidiary, PeoplesBank.

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

New Freedom Office-Located at 26 East Main Street, New Freedom Borough, PA. This office is a 1,600 square foot building. The lease, effective September 20, 2004, is for a ten-year term with five-year renewal options.

Hunt Valley Office – Located at 11350 McCormick Road, Executive Plaza I, Suite 101, Hunt Valley, MD. The 2,455 square foot office space is located in the Executive Plaza complex in Hunt Valley. The lease, effective January 1, 2008, is for a five-year term with a five year renewal option.

Towson Loan Production Office-Located at 40 West Chesapeake Avenue, Towson, MD. This 266 square foot office space is located on the 6th floor of the 40 West Chesapeake Building and is used as a loan production office (LPO). The lease, effective December 1, 2005, is renewable annually. This lease was terminated at the end of 2007 due to the opening of the Hunt Valley Office described above.

All of the above properties are located in York County, Pennsylvania, with the exception of the Hunt Valley Office and the Towson LPO, which are located in Maryland, and, in the opinion of management, are adequate for the business purposes of Codorus Valley and its subsidiaries.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5:    Market for Codorus Valley Bancorp, Inc.’s common equity, related shareholder matters and issuer purchase of equity securities

Market Information

The shares of Codorus Valley Bancorp, Inc. are traded on the NASDAQ Global Market under the symbol CVLY. Codorus Valley had approximately 924 registered shareholders of record as of March 3, 2008. The following table sets forth high and low sales prices and dividends paid per share for Codorus Valley as reported by NASDAQ during the periods indicated. The sales prices and cash dividends per share listed are adjusted for stock dividends.

	2007			2006

Quarter	High	Low	Dividends per share	High	Low	Dividends per share

First	$19.50	$18.12	$0.129	$18.57	$16.43	$0.112
Second	19.95	17.33	0.129	18.59	16.77	0.112
Third	19.49	16.50	0.135	18.14	17.01	0.118
Fourth	19.00	15.00	0.190	20.24	17.50	0.122

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

In December 2007, the Board of Directors reaffirmed the Share Repurchase Program (Program), which was authorized in 1995 and extended thereafter to permit the purchase of up to a maximum of 4.9 percent of the outstanding shares of the Corporation’s common stock at a price per share no greater than 200 percent of the latest quarterly published book value. For years ended December 31, 2007 and 2006, the Corporation had not acquired any of its common stock under the current Program.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about options outstanding and securities available for future issuance under the Corporation’s 1996 Stock Incentive Plan, 1998 Independent Directors Stock Option Plan, 2000 Stock Incentive Plan, 2001 Employee Stock Bonus Plan, 2007 Long Term Incentive Plan and 2007 Employee Stock Purchase Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	223,017	$13.09	388,932	(1)
Equity compensation plans not approved by security holders	—	—	13,689	(2)

Total	223,017	$13.09	402,621

(1)	Includes 175,000 shares available for issuance under the 2007 Employee Stock Purchase Plan.
(2)	Shares available for issuance under the 2001 Employee Stock Bonus Plan. The plan provides for issuance of shares of common stock to employees as performance-based compensation.

Shareholder Total Return Performance Graph

The following graph compares the yearly dollar change in the cumulative total shareholder return on Codorus Valley Bancorp, Inc.’s common stock against the cumulative total return of the SNL Mid-Atlantic Bank Index and the NASDAQ Composite Index for the period of five fiscal years commencing January 1, 2003, and ending December 31, 2007. The graph shows the cumulative investment return to shareholders based on the assumption that a $100 investment was made on December 31, 2002 in each of Codorus Valley’s common stock, the SNL Mid-Atlantic Bank Index and the NASDAQ Composite Index. We computed returns assuming the reinvestment of all dividends. The shareholder return shown on the following graph is not indicative of future performance.

The following graph and other information furnished under this Part II Item 5 (d) of this Form 10-K shall not be deemed to be “soliciting material” or be “filed” with the Commission or subject to Regulation 14A or 14C, or the liabilities of Section 18 of the Exchange Act of 1934, as amended.

	Fiscal Year Ending

Company/Index/Market	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

Codorus Valley Bancorp, Inc.	100.00	148.43	147.35	160.06	190.12	173.02
SNL Mid-Atlantic Bank Index	100.00	142.18	150.59	153.26	183.94	139.10
NASDAQ Composite Index	100.00	150.36	163.00	166.58	183.68	201.91

Item 6:    Selected financial data

	2007	2006	2005	2004	2003

Summary of operations (in thousands)
Interest income	$39,169	$33,319	$25,572	$20,469	$19,964
Interest expense	18,489	15,077	9,149	6,545	6,898

Net interest income	20,680	18,242	16,423	13,924	13,066
Provision for (recovery of) loan losses	(554)	650	775	420	553
Noninterest income	5,688	5,465	5,003	4,626	4,380
Noninterest expense	18,368	15,890	14,482	12,769	12,290

Income before income taxes	8,554	7,167	6,169	5,361	4,603
Provision for income taxes	2,180	1,845	1,552	1,353	1,171

Net income	$6,374	$5,322	$4,617	$4,008	$3,432

Per common share (adjusted for stock dividends)
Net income, basic	$1.72	$1.45	$1.27	$1.11	$0.95
Net income, diluted	$1.69	$1.42	$1.24	$1.08	$0.94
Cash dividends paid	$0.58	$0.46	$0.43	$0.40	$0.37
Stock dividends distributed	5%	10%*	5%	5%	5%
Book value	$12.95	$11.63	$10.58	$9.89	$9.33
Cash dividend payout ratio	33.8%	32.0%	33.6%	36.3%	38.7%
Weighted average shares outstanding	3,696,667	3,663,692	3,648,951	3,626,250	3,616,015
Weighted average diluted shares outstanding	3,777,122	3,749,572	3,721,702	3,701,562	3,657,217
* includes a special 5% stock dividend

Profitability ratios
Return on average shareholders’ equity (ROE)	13.9%	13.0%	12.3%	11.5%	10.3%
Return on average assets (ROA)	1.11%	1.05%	1.06%	1.03%	0.96%
Net interest margin	3.97%	3.97%	4.16%	4.01%	4.13%
Efficiency ratio	67.4%	65.1%	66.1%	67.6%	69.9%

Capital ratios
Tier 1 risk-based capital	12.1%	12.0%	10.6%	11.8%	11.1%
Total risk-based capital	12.9%	12.7%	11.3%	12.3%	11.7%
Average shareholders’ equity to average assets	8.0%	8.1%	8.6%	9.0%	9.3%

Summary of financial condition at year-end (in thousands)
Investment securities	$84,369	$80,926	$69,664	$74,140	$74,069
Loans	447,497	407,260	369,631	300,260	262,363
Assets	594,607	548,212	476,052	407,671	372,547
Deposits	511,968	456,645	385,154	329,537	304,282
Borrowings	30,660	45,339	49,493	39,493	31,234
Equity	48,415	42,786	38,729	35,982	33,789

Other data
Number of bank offices	14	14	14	12	11
Number of employees (full-time equivalents)	179	168	163	146	143
Wealth Management assets, market value (in thousands)	$320,655	$259,453	$213,735	$180,314	$137,186

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

Critical accounting estimates

Disclosure of Codorus Valley’s significant accounting policies is included in Note 1 to the consolidated financial statements of this Annual Report. Some of these policies are particularly sensitive, requiring that significant judgments, estimates and assumptions be made by management. Additional information is contained in Management’s Discussion and Analysis for the most sensitive of these issues, including the provision and allowance for loan losses, located on pages 21 and 32 of this report.

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

The Corporation changed its method of accounting for stock-based compensation in 2006, in accordance with Financial Accounting Statement No. 123(R), which is described in Note 12. Based on stock options outstanding on December 31, 2007, approximately $43,000 will be expensed over the weighted average period of 1.3 years.

Management discussed the development and selection of critical accounting estimates and related Management Discussion and Analysis disclosure with the Audit Committee. There were no material changes made to the critical accounting estimates during the periods presented within this report.

OVERVIEW

Executive summary

Throughout 2007, management and the Board of Directors continued to implement a series of initiatives, as guided by the Corporation’s long-range strategic plan. Selected accomplishments for 2007 included: creation of the Maryland Banking Group, which involved planning, staffing and site preparation for PeoplesBank’s newest financial center that opened in January 2008 in Hunt Valley, MD; restructuring the wealth management division of PeoplesBank to increase sales productivity and operating efficiency; implementing remote deposit capture, which allows business clients to deposit checks directly from their offices; and successfully introducing a new deposit product called the Hometown Spirit CD (or IRA), which results in charitable donations by PeoplesBank to local nonprofit organizations when customers open an account.

Our financial performance was sound in 2007, as described in the Financial Highlights section below, even after removing the impact of favorable non-recurring transactions. Asset quality deteriorated as evidenced by a 2.25 percent nonperforming asset ratio (NPA ratio) at year-end 2007, compared to a 1.09 percent ratio at year-end 2006. Management believes that the two delinquent business loan accounts that elevated the NPA ratio at year-end 2007 are well collateralized by real estate and that all amounts due from these borrowers will ultimately be collected. The Corporation has no loss exposure to subprime lending or investments collateralized by subprime mortgage collateral because it does not participate in the subprime lending market, nor does it invest in securities backed by subprime mortgages.

In the period ahead, management will remain focused on profitable balance sheet growth, acquiring and nurturing client relationships, branch office expansion, risk management, and increasing noninterest income. Challenges include an expected economic slowdown, a possible recession, continued downturn in the real estate markets, and competitive pricing pressures.

Financial Highlights

The Corporation earned $6,374,000 or $1.72 per share ($1.69 diluted) for 2007, compared to $5,322,000 or $1.45 per share ($1.42 diluted) for 2006, and $4,617,000 or $1.27 per share ($1.24 diluted) for 2005. The $1,052,000 or 20 percent increase in earnings for 2007 was primarily attributable to a $2,438,000 or 13 percent increase in net interest income and a $1,204,000 decrease in loan loss provision, which more than offset a $2,478,000 or 16 percent increase in noninterest expense. The increase in net interest income reflected an increase in interest income from a larger volume of earning assets, principally business and home equity loans, and investment securities. The $720,000 or 57 percent increase in business loan fees for 2007 also positively contributed. Approximately $612,000 ($403,000 after-tax) of the increase in fees from selected business loan accounts, including a recovery of fees from a large delinquent account, was unusually large as to amount. The net interest margin (tax equivalent basis), which was favorably impacted by the increase in loan fees, was 3.97 percent for 2007, the same as 2006. The significant decrease in the loan loss provision reflected the favorable impact of an $839,000 ($554,000 after-tax) recovery of loan losses that were incurred by PeoplesBank during 2002-2003. Due to the adequacy of the allowance for loan losses at the time of the recovery, the full amount of the recovery was recorded as a reduction to the loan loss provision. The increase in noninterest expense was due in part to increased personnel costs, including staff additions associated with planned business growth, and increases in performance based compensation and benefits costs. The recognition of a $437,000 ($288,000 after-tax) prepayment penalty on the early pay off of a $5 million Federal Home Loan Bank advance also contributed to the increase in noninterest expense. The advance was due July 2014 and had an above market interest rate of 6.43 percent. The Corporation paid off the advance to reduce interest expense in future periods. At year-end 2007, total assets were $595 million, an increase of approximately $46 million, or 8 percent, above year-end 2006.

Comparatively, net income for 2006 increased $705,000 or 15 percent above 2005, the result of increases in net interest income and noninterest income, which more than offset an increase in noninterest expense. The $1,819,000 or 11 percent increase in net interest income was primarily the result of an increase in the volume of earning assets, principally business loans. While net interest income increased, net interest margin decreased due to increased funding costs, which resulted from a flat (and sometimes inverted) US treasury yield curve environment and competitive pricing pressures. The net interest margin was 3.97 percent for 2006, compared to 4.16 percent for 2005. The $462,000 or 9 percent increase in noninterest income was attributable to increases in income from wealth management and deposit services, which resulted from increased sales and business growth. The $1,408,000 or 10 percent increase in noninterest expense was attributable in part to corporate expansion, principally in 2005, planned staff additions and normal business growth. At year-end 2006, total assets were $548 million, an increase of approximately $72 million or 15 percent above year-end 2005. Asset growth occurred primarily in business and consumer loans, which were funded by strong deposit growth, principally money market deposits and floating rate CDs.

Annual cash dividends per share, as adjusted, totaled $.58 for 2007, compared to $.46 for 2006. A five percent stock dividend was distributed in 2007. Comparatively, two five percent stock dividends, which included a special five percent stock dividend, were distributed in 2006. Book value per share, as adjusted, was $12.95 for year-end 2007, compared to $11.63 for year-end 2006.

Net income as a percentage of average total assets (return on assets or ROA), was 1.11 percent for 2007, compared to 1.05 percent for 2006. Net income as a percentage of average shareholders’ equity (return on equity or ROE), was 13.91 percent for 2007, compared to 12.99 percent for 2006.

At December 31, 2007, nonperforming assets as a percentage of total loans and net foreclosed real estate was 2.25 percent, compared to 1.09 percent at year-end 2006. Information regarding nonperforming assets is provided in the Risk Management section of this report, including Table 10—Nonperforming Assets. The allowance for loan losses as a percentage of total loans was .77 percent for year-end 2007 and year-end 2006. Information regarding the allowance is provided in the Risk Management section of this report, including Tables 11 - Analysis of Allowance for Loan Losses and 12 – Allocation of Allowance for Loan Losses. Based its evaluation of probable loan losses and the current loan portfolio, management believes that the allowance is adequate to support losses inherent in the portfolio at December 31, 2007.

Throughout 2007, the Corporation maintained a capital level well above minimum regulatory quantitative requirements. Currently, there are three federal regulatory definitions of capital that take the form of minimum ratios. Table 9—Capital Ratios, shows that the Corporation and PeoplesBank were well capitalized on December 31, 2007.

A more detailed analysis of the factors and trends affecting earnings follows.

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

Net interest income for 2007 was $20,680,000, an increase of $2,438,000 or 13 percent above 2006. The increase was primarily the result of an increase in the volume of earning assets. Earning assets averaged $537 million and yielded 7.42 percent (tax equivalent basis) for 2007, compared to $471million and 7.17 percent, respectively, for 2006. The $66 million or 14 percent increase in earning assets was the result of growth in business and home equity loans, investment securities and overnight investment in federal funds sold. The $720,000 or 57 percent increase in business loan fees for 2007 contributed to the increase in the yield on average assets. Approximately $612,000 of the increase in fees from selected business loan accounts, including a recovery of fees from a large delinquent account, was unusually large as to amount. Interest bearing liabilities averaged $481million at an average rate of 3.84 percent for 2007, compared to $418 million and 3.60 percent, respectively, for 2006. The $63 million or 15 percent increase in the average volume of interest bearing liabilities occurred primarily in short-term fixed rate CDs and money market deposits. Current period deposit growth was primarily attributable to rate promotions. Consumer perceptions regarding the greater volatility of capital markets was also a likely contributing factor to overall deposit growth. The cost of servicing long-term corporate debt declined 5 percent in 2007, compared to the preceding year due to a decrease in volume. The Corporation paid off approximately $6.5 million in above-market rate corporate debt in 2007; however, the effect of this reduction in debt was offset by the full years’ impact of adding $7 million in trust preferred debt in June 2006 as a capital strategy to support planned balance sheet growth. The net interest margin, on a tax equivalent basis, was 3.97 percent for both 2007 and 2006. Excluding the impact of the aforementioned nonrecurring business loan fees, the margin for 2007 would have been 3.86 percent. Net interest margin is net interest income (tax equivalent basis) as a percentage of average earning assets. In the period ahead, management expects that growth in net interest income will remain constrained by the low interest rate environment and competitive pricing pressures.

Comparatively, net interest income for 2006 was $18,242,000, an increase of $1,819,000 or 11 percent above 2005. The increase was primarily the result of an increase in the volume of earning assets. Earning assets averaged $471 million and yielded 7.17 percent (tax equivalent basis) for 2006, compared to $401 million and 6.45 percent, respectively, for 2005. The $71 million or 18 percent increase in earning assets occurred primarily in business loans and secondarily in consumer loans. Rising market interest rates resulted in increases in yields on variable rate business loans, investment securities and overnight investments, which also contributed to the increase in net interest income. Interest bearing liabilities averaged $418 million at an average rate of 3.60 percent for 2006, compared to $352 million and 2.60 percent, respectively, for 2005. The $66 million or 19 percent increase in the average volume of interest bearing liabilities occurred primarily in money market deposits and floating rate CDs. Deposit growth for 2006 was attributable to several factors including the successful introduction of new money market products, the addition of two financial centers in March 2005, and higher market interest rates, which improved returns for bank depositors. Funding costs also increased as a result of issuing $7.2 million in floating rate trust preferred debt in June 2006, as a capital strategy to support planned balance sheet growth. The net interest margin, on a tax equivalent basis, was 3.97 percent for 2006, compared to 4.16 percent for 2005.

Table 1-Net Interest Income (tax equivalent basis)

						5 Year CAGR*
(dollars in thousands)	2007	2006	2005	2004	2003

Total interest income	$39,169	$33,319	$25,572	$20,469	$19,964	13.6%
Tax equivalent adjustment	634	482	257	231	238	n/a

Adjusted total interest income	39,803	33,801	25,829	20,700	20,202	13.7%
Total interest expense	18,489	15,077	9,149	6,545	6,898	-15.7%

Net interest income	$21,314	$18,724	$16,680	$14,155	$13,304	12.1%

Average earning assets	$536,612	$471,251	$400,632	$353,390	$322,391	11.6%
Average interest bearing liabilities	$481,245	$418,353	$351,949	$314,398	$290,405	11.3%

Yield on earning assets	7.42%	7.17%	6.45%	5.86%	6.27%
Rate on interest bearing liabilities	3.84%	3.60%	2.60%	2.08%	2.38%

Interest rate spread	3.58%	3.57%	3.85%	3.78%	3.89%
Net interest margin	3.97%	3.97%	4.16%	4.01%	4.13%

* Compound annual growth rate (CAGR) is the average annual rate of growth over the five-year period beginning in 2002.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

			2007 compared to 2006
	Year ended December 31,
			Increase
(dollars in thousands)	2007	2006	(Decrease)	Volume	Rate

Interest Income
Interest bearing deposits with banks	$8	$10	$(2)	$(2)	$—
Federal funds sold	1,149	521	628	659	(30)
Securities, taxable	2,799	2,699	100	(96)	196
Securities, tax-exempt	1,733	1,104	629	776	(147)
Loans, taxable	33,764	29,156	4,608	3,162	1,446
Loans, tax-exempt	350	311	39	67	(28)

Total interest income	39,803	33,801	6,002	4,566	1,437
Interest Expense
Interest bearing deposits
NOW, money market	6,054	4,829	1,225	740	485
Savings	111	116	(5)	(5)	—
Time deposits less than $100,000	7,083	5,746	1,337	964	373
Time deposits $100,000 or more	3,169	2,075	1,094	918	176
Short-term borrowings	—	133	(133)	(133)	—
Long-term debt	2,072	2,178	(106)	(147)	41

Total interest expense	18,489	15,077	3,412	2,337	1,075

Net interest income	$21,314	$18,724	$2,590	$2,229	$362

	Year ended December 31,		2006 compared to 2005

			Increase
(dollars in thousands)	2006	2005	(Decrease)	Volume	Rate

Interest Income
Interest bearing deposits with banks	$10	$5	$5	$1	$4
Federal funds sold	521	130	391	227	164
Securities, taxable	2,699	2,530	169	(265)	434
Securities, tax-exempt	1,104	675	429	533	(104)
Loans, taxable	29,156	22,407	6,749	4,130	2,619
Loans, tax-exempt	311	82	229	280	(51)

Total interest income	33,801	25,829	7,972	4,906	3,066
Interest Expense
Interest bearing deposits
NOW, money market	4,829	1,940	2,889	427	2,462
Savings	116	113	3	(7)	10
Time deposits less than $100,000	5,746	4,040	1,706	602	1,104
Time deposits $100,000 or more	2,075	1,162	913	495	418
Short-term borrowings	133	73	60	9	51
Long-term debt	2,178	1,821	357	244	113

Total interest expense	15,077	9,149	5,928	1,770	4,158

Net interest income	$18,724	$16,680	$2,044	$3,136	$(1,092)

Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate. Taxable loans include net loan fees of $1,973,000 in 2007, $1,253,000 in 2006, and $1,178,000 in 2005.

Table 3-Average Balances and Interest Rates (tax equivalent basis)

	2007			2006			2005

(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$133	$8	5.71%	$171	$10	5.85%	$143	$5	3.50%
Federal funds sold	22,622	1,149	5.08	9,992	521	5.21	3,640	130	3.57
Investment securities
Taxable	54,066	2,799	5.18	56,061	2,699	4.81	62,615	2,530	4.04
Tax-exempt	29,669	1,733	5.84	17,420	1,104	6.34	9,734	675	6.93

Total investment securities	83,735	4,532	5.41	73,481	3,803	5.18	72,349	3,205	4.43

Loans
Taxable (1)	424,645	33,764	7.95	383,098	29,156	7.61	323,479	22,407	6.93
Tax-exempt	5,477	350	6.39	4,509	311	6.90	1,021	82	8.03

Total loans	430,122	34,114	7.93	387,607	29,467	7.60	324,500	22,489	6.93

Total earning assets	536,612	39,803	7.42	471,251	33,801	7.17	400,632	25,829	6.45
Other assets (2)	38,873			36,575			35,216

Total assets	$575,485			$507,826			$435,848

Liabilities and Shareholders’ Equity
Interest bearing deposits
NOW, money market	$198,008	$6,054	3.06%	$171,693	$4,829	2.81%	$140,698	$1,940	1.38%
Savings	18,657	111	0.60	19,428	116	0.60	20,709	113	0.55
Time deposits less than $100,000	158,789	7,083	4.46	135,968	5,746	4.23	118,328	4,040	3.41
Time deposits $100,000 or more	66,061	3,169	4.80	45,795	2,075	4.53	32,105	1,162	3.62

Total interest bearing deposits	441,515	16,417	3.72	372,884	12,766	3.42	311,840	7,255	2.33
Short-term borrowings	0	0	0.00	2,857	133	4.66	2,534	73	2.88
Long-term debt	39,730	2,072	5.21	42,612	2,178	5.11	37,575	1,821	4.85

Total interest bearing liabilities	481,245	18,489	3.84	418,353	15,077	3.60	351,949	9,149	2.60

Noninterest bearing deposits	44,942			45,621			43,452
Other liabilities	3,477			2,870			2,763
Shareholders’ equity	45,821			40,982			37,684

Total liabilities and shareholders’ equity	$575,485			$507,826			$435,848

Net interest income		$21,314			$18,724			$16,680

Interest rate spread			3.58%			3.57%			3.85%

Net interest margin			3.97%			3.97%			4.16%

(1)	Interest includes net loan fees of $1,973,000 in 2007, $1,253,000 in 2006, and $1,178,000 in 2005.
(2)	Average balance includes average nonaccrual loans of $4,122,253 in 2007, $3,721,000 in 2006, and $686,000 in 2005.

Provision for Loan Losses

The provision for loan losses is an expense charged to earnings to address estimated losses attributable to uncollectible loans. The provision reflects management’s judgment of an appropriate level for the allowance for loan losses. The Risk Management section, including Tables 10 – Nonperforming Assets, 11 – Analysis of Allowance for Loan Losses, and 12 – Allocation of Allowance for Loan Losses, of this report, provides detailed information about the allowance, provision and credit risk. For 2007, the provision was a $554,000 credit (recovery), compared to a $650,000 expense in 2006 and a $775,000 expense in 2005. In February 2007, PeoplesBank recovered $839,000 ($554,000 after-tax), representing its portion of a $12 million restitution fund created in settlement of a claim by the United States Department of Justice against the Bank of New York. The funds substantially reimbursed PeoplesBank for losses that were incurred in 2002 and 2003 that pertained to a group of related equipment leasing contracts that PeoplesBank acquired through a third-party broker. The Bank of New York was escrow agent for payments under those contacts. During the fourth quarter of 2007, the Corporation recorded a $365,000 loan loss provision due to its concern about a general economic slowdown, or possible recession, and continued downturn in the real estate market. The Corporation does not participate in the subprime lending market and, accordingly, it has no loss exposure to subprime lending.

Noninterest Income

The following table presents the components of total noninterest income for each of the past three years. A key operating strategy is to increase noninterest or fee based income by offering new services, enhancing traditional services and expanding sales into new geographic markets.

Table 4-Noninterest Income

(dollars in thousands)	2007	2006	2005

Trust and investment services fees	$1,260	$1,255	$1,147
Service charges on deposit accounts	1,979	1,870	1,638
Mutual fund, annuity and insurance sales	1,506	1,349	1,156
Income from bank owned life insurance	271	263	269
Other income	431	485	507
Gain on sales of mortgages	248	323	372
Loss on sales of securities	(7)	(80)	(86)

Total noninterest income	$5,688	$5,465	$5,003

The discussion that follows addresses changes in noninterest income.

Trust and investment services fees—For 2007, trust fees were flat compared to 2006 partially as a result of a transfer of selected fee based accounts to Codorus Valley Financial Advisors (reference mutual fund, annuity and insurance sales below). For 2006, trust fees increased $108,000 or 9 percent above 2005 due to business growth.

Service charges on deposit accounts—For 2007, service charges on deposit accounts increased $109,000 or 6 percent above 2006. Comparatively, 2006 service charges increased $232,000 or 14 percent above 2005. The increase for both periods was due largely to an increase in check card (debit card) interchange income in response to increased customer usage. Insufficient funds fees (NSF fees) for the current period were slightly below 2006 due to an internal change in the order of posting transactions and heightened disclosure of NSF fees on checking account statements.

Mutual fund, annuity and insurance sales—For 2007, income from the sale of mutual funds, annuities and insurance products by Codorus Valley Financial Advisors, a subsidiary of PeoplesBank, increased $157,000 or 12 percent above 2006 due to an increase in sales, and the transfer of accounts from the trust division as previously described. For 2006, income from this category increased $193,000 or 17 percent above 2005 due to an increase in sales.

Other income—Other income is comprised of many fees including, but not limited to: real estate settlement fees, ATM fees (from non-customers using PeoplesBank’s ATMs), safe deposit box rental fees, credit card merchant fees, checking supplies fees, wire transfer fees and internet banking fees. For 2007, other income decreased $54,000 or 11 percent compared to 2006, and 2006 decreased $22,000 or 4 percent compared to 2005. The decrease for both periods was due in part to a decrease in income from real estate settlement services, which resulted from a downturn in the real estate market and competition.

Year 2006 contained a nonrecurring gain of $45,000 from the sale of two small parcels of land, totaling .3 acre, to the local township for a road throughway. One parcel was held by Codorus Valley Bancorp, Inc. and the other was held by its subsidiary, PeoplesBank.

Gain on sales of mortgages—For 2007, gains from the sale of mortgages decreased $75,000 or 23 percent below 2006, due in part to management’s decision to retain a portion of loan production in the portfolio to increase interest income. Comparatively, 2006 gains decreased $49,000 or 13 percent below 2005. For both periods, mortgage banking operations were adversely affected by a downturn in the residential real estate market.

Loss on sales of securities—For 2006 and 2005, the Corporation recognized losses of $80,000 and $86,000, respectively, from the sale of securities in connection with an “investment swap.” A swap entails selling low yielding investments at a loss (investments purchased in a low interest rate environment) and replacing them with higher yielding investments, which increases portfolio yield and interest income in future periods.

Noninterest Expense

The following table presents the components of total noninterest expense for each of the past three years.

Table 5-Noninterest Expense

(dollars in thousands)	2007	2006	2005

Personnel	$10,676	$9,080	$8,163
Occupancy of premises, net	1,333	1,368	1,311
Furniture and equipment	1,324	1,350	1,241
Postage, stationery and supplies	449	410	468
Professional and legal	317	277	326
Marketing and advertising	675	589	698
Other	3,594	2,816	2,275

Total noninterest expense	$18,368	$15,890	$14,482

The discussion that follows addresses changes in noninterest expense. Generally, corporate expansion in the form of financial center additions and normal business growth were the principal expense drivers for all three years.

Personnel—For 2007, personnel expense, comprised of wages, payroll taxes and employee benefits, increased $1,596,000 or 18 percent above 2006. Comparatively, 2006 increased $917,000 or 11 percent above 2005. The increases for both periods were due to staff additions associated with planned business growth, and increases in performance based compensation and benefits costs.

Occupancy of premises, net—For 2007, occupancy of premises expense declined slightly from the prior year due to lower utility and maintenance costs. Comparatively, for 2006 this expense category increased $57,000 or 4 percent above 2005, which reflected a full year’s cost impact of two financial centers that opened in 2005.

Furniture and equipment—For 2007, furniture and equipment expense decreased $26,000 or 2 percent, which was most likely the result of full depreciation of furniture purchased 10 years ago for the corporate center headquarters. Comparatively, 2006 increased $109,000 or 9 percent above 2005 due in part to financial center expansion and renovation in 2005, the timing of ATM maintenance contracts and a bulk replacement of personal computers.

Postage, stationery and supplies— For 2007, the postage, stationery and supplies expense category increased $39,000 or 10 percent above 2006, due primarily to normal business growth. Comparatively, 2006 decreased $58,000 or 12 percent below 2005. Stationery and supplies expense for 2005 was higher than normal due to franchise expansion and implementation of a branding initiative (new logo) for PeoplesBank.

Professional and legal—For 2007, professional and legal expense increased $40,000 or 14 percent above 2006 due to increases in CPA and legal expenses. The increase in CPA expense included review services to enable the company to comply with Section 404 of the Sarbanes-Oxley Act (SOX404). The first quarter of 2006 included a $35,000 reimbursement of legal expenses to PeoplesBank, which resulted from the settlement of a lawsuit from routine bank business. There was no comparable reimbursement in 2007. Years 2007 and 2006 included consulting expense for assistance with SOX404 compliance, i.e., process documentation and testing, of approximately $51,000, and $43,000, respectively. Effective December 31, 2008, and thereafter, the Corporation’s public accounting firm is required to audit and opine on the Corporation’s controls over financial reporting, although in January 2008 the SEC proposed delaying this requirement for one year. Compliance costs associated with Section 404 are expected to be incurred in the period ahead, but management does not expect these costs to be material.

Marketing and advertising—For 2007, marketing and advertising expense increased $86,000 or 15 percent above 2006, due to increased advertising promotions, increases in client incentives and sponsorship costs, and normal business growth. Comparatively, 2006 decreased $109,000 or 16 percent below 2005. Expense for 2005 was relatively high due to the cost of developing and implementing a strategic branding initiative for PeoplesBank, coupled with costs to promote the addition of two financial centers.

Other— For 2007, other expense, which is comprised of many underlying expenses, increased $778,000 or 28 percent above 2006 due in part to the recognition of a $437,000 prepayment penalty on the early pay off of a $5 million Federal Home Loan Bank advance. The Corporation paid off the advance, which was due July 2014 and had an above market interest rate of 6.43 percent, to reduce interest expense in future periods. There was no comparable prepayment penalty in the prior year. Increases in miscellaneous loan expense (loan volume), Pennsylvania shares tax (the prior period tax was reduced by education tax credits), ATM/point-of-sale processing costs (transaction volume, account growth), and normal business growth also contributed to the increase in other expense. Comparably, in 2006 other expense increased $541,000 or 24 percent above 2005. The increase was primarily the result of increases in problem loan and foreclosed real estate carrying costs, miscellaneous expense, ATM/point-of-sale processing costs, employee training, Pennsylvania shares tax, and normal business growth. Problem loan and foreclosed real estate carrying costs increased $192,000 above 2005, due in part to larger portfolio of nonaccrual loans and to the recognition of an unusually large $151,000 gain from the sale of loan collateral in 2005. Miscellaneous expense for 2006 also included the recognition of two non-recurring expenses. The first was a $62,000 loss (charge-off) on architectural drawings for a branch office prototype that did not materialize. The second was a $35,000 expense for services to create a manuscript of the history of PeoplesBank, which management plans to use for client appreciation and promotional purposes.

In the period ahead, it is probable that noninterest expense will increase as a result of planned franchise expansion, financial center renovations, investment in information technology, and regulatory compliance. Effective January 1, 2007, the Federal Deposit Insurance Corporation (FDIC) created a new risk framework of four risk categories and established assessment rates to coincide with each category. Assessment rates for Risk Category I institutions, which includes PeoplesBank, range from 5 to 7 basis points. The FDIC also approved a one-time assessment credit for banks in existence on December 31, 1996, that paid a deposit insurance assessment prior to that date. The one-time credit offset the new FDIC assessment cost for 2007; however, the credit will be depleted in the first quarter of 2008. Accordingly, PeoplesBank will recognize the assessment at that time. Management’s estimate of the FDIC assessment expense, net of the remaining credit, for 2008 is approximately $239,000.

Income Taxes

The provision for income taxes was $2,180,000 for 2007, an increase of $335,000 or 18 percent above 2006 due to a 19 percent increase in pretax income. Comparatively, 2006 increased $293,000 or 19 percent above 2005 due to a 16 percent increase in pretax income. For 2007, the Corporation recognized $305,000 in tax benefits, principally tax credits, compared to $317,000 for 2006 and $330,000 for 2005 from investments in low-income housing partnerships. For all three years, the Corporation’s marginal federal income tax rate was 34 percent, compared to an effective tax rate of approximately 25 percent.

BALANCE SHEET REVIEW

Federal funds sold

On December 31, 2007, federal funds sold, i.e., overnight investments, were $25 million, compared to $24 million for year-end 2006. The level of overnight investment was relatively high for both periods as a result of funds generation from strong deposit growth as described within the Deposits section of this report.

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

On December 31, 2007, the securities available-for-sale portfolio totaled $81million, which reflected an $8 million or 11 percent increase from year-end 2006. The increase occurred primarily from the purchase of high quality US agency mortgage-backed bonds and tax-exempt municipal bonds. Decisions to purchase or sell securities are based on an assessment of current economic and financial conditions, including the interest rate environment, liquidity and income requirements. Securities available-for-sale are limited to high quality debt instruments as shown in Note 3—Securities Available-for-Sale and Held-to-Maturity. Note 3 shows that unrealized gains for this portfolio exceeded unrealized losses for year-end 2007 due to declining market interest rates. Table 6—Analysis of Investment Securities shows that the available-for-sale portfolio had a yield of 5.23 percent on December 31, 2007, compared to 4.92 percent on December 31, 2006. The increase in yield reflected higher market interest rates and an investment focus on municipal bonds and US government agency mortgage-backed securities.

Securities classified as held-to-maturity, recorded at amortized cost, reflect management’s intent and the Corporation’s ability to hold these instruments to maturity. On December 31, 2007, securities held-to-maturity totaled $3.4 million, compared to $7.5 million for year-end 2006. The decrease in the portfolio balance was the result of bonds being called by issuers exercising their call options. The held-to-maturity portfolio for both years consisted of fixed rate, long-term preferred stock (trust preferreds) issued by commercial bank holding companies. These trust preferreds are junior subordinated debt that pays interest semi-annually, are callable in 2007 and thereafter, and mature in years 2026-2028. Table 6 shows that the portfolio has a weighted average yield of 8.34 percent. As of December 31, 2007, all trust preferred instruments were limited to $500,000 per issuer and rated investment grade by a national rating service, with one exception, which was not rated. In the period ahead, it is probable that more high yielding trust preferred investments will be called by issuers based on the current level of market interest rates. If this occurs, the call will be at a premium; however, reinvestment yields are expected to be much lower.

Table 6-Analysis of Investment Securities (amortized cost basis)

	December 31, 2007 Maturity Distribution

	One year or less	One through five years	Five through ten years	After ten years	No stated maturity	Total

(dollars in thousands)						Amount	Yield(1)

Available-for-sale
U.S. agencies(2)	$11,023	$37,256	$—	$—	$—	$48,279	4.64%
State and municipal	280	7,990	17,192	5,277	—	30,739	6.14%
Equity securities(3)	—	—	—	—	1,471	1,471	5.98%

Total	$11,303	$45,246	$17,192	$5,277	$1,471	$80,489	5.23%

Yield	3.88%	5.22%	5.79%	6.20%	5.98%	5.23%

Held-to-maturity
Corporate trust preferreds	$—	$—	$—	$3,448	$—	$3,448	8.34%

Yield	0.00%	0.00%	0.00%	8.34%	0.00%	8.34%

(1)	Weighted average yields (tax equivalent basis) were calculated on the amortized cost basis.
(2)	U.S. agency mortgage-backed securities are included in the maturity categories based on average expected life.
(3)	Equity securities consist of Federal Home Loan Bank stock and Atlantic Central Bankers Bank stock.

Loans

On December 31, 2007, total loans were $446 million, an increase of approximately $40 million or 10 percent above year-end 2006. Table 7 presents the composition of total loans on a comparative basis for five year-end periods. The table shows a clear trend of growth and corporate emphasis on commercial lending. At year-end 2007, commercial loans increased $17 million or 5 percent above year-end 2006, while consumer loans increased $23 million or 24 percent. For 2007, growth in the commercial loan portfolio was constrained by an unusually large volume of loan run-off, while total consumer loans experienced an unusually large increase due to a successful marketing promotion of home equity loans. During 2007, PeoplesBank’s mortgage banking staff focused on originating and selling residential mortgages without retaining servicing rights. These loans are classified on the balance sheet as loans held for sale and reported at the lower of cost or fair value. On December 31, 2007, loans held for sale were $1.8 million, representing a slight increase above year-end 2006.

Table 7-Loan Portfolio Composition

	December 31,
(dollars in thousands)	2007	%	2006	%	2005	%	2004	%	2003	%

Commercial, industrial and agricultural	$243,144	54.5	$218,673	53.9	$207,545	56.4	$189,658	63.5	$163,676	62.9
Real estate - construction and land development	83,625	18.8	91,414	22.5	74,478	20.2	35,395	11.9	28,147	10.8

Total commercial related loans	326,769	73.3	310,087	76.4	282,023	76.6	225,053	75.4	191,823	73.7

Real estate - residential mortgages	55,257	12.4	31,509	7.8	26,190	7.1	24,954	8.3	25,134	9.7
Installment	63,693	14.3	63,977	15.8	59,896	16.3	48,664	16.3	43,249	16.6

Total consumer related loans	118,950	26.7	95,486	23.6	86,086	23.4	73,618	24.6	68,383	26.3

Total loans	$445,719	100.0	$405,573	100.0	$368,109	100.0	$298,671	100.0	$260,206	100.0

The following table shows that, at December 31, 2007, the commercial loan portfolio was comprised of $186 million or 57 percent in fixed rate loans and $141 million or 43 percent in floating or adjustable rate loans. Comparatively, the mix was 58/42 on December 31, 2006. Floating rate loans reprice periodically with changes in the Wall Street Journal (WSJ) prime rate and LIBOR. Adjustable rate loans reprice at annual intervals based on the US treasury yield curve. Additional loan information can be found in Note 4—Loans, and within the Risk Management section of this report.

Table 8-Selected Loan Maturities and Interest Rate Sensitivity

	December 31, 2007 Maturity Distribution

(dollars in thousands)	1 year or less	1-5 years	over 5 years	Total

Commercial, industrial and agricultural	$37,152	$62,986	$143,006	$243,144
Real estate-construction and land development	57,982	21,301	4,342	83,625

Total commercial related loans	$95,134	$84,287	$147,348	$326,769

Fixed interest rates	$12,193	$51,690	$121,961	$185,844
Floating or adjustable interest rates	82,941	32,597	25,387	140,925

Total commercial related loans	$95,134	$84,287	$147,348	$326,769

Other Assets

Included in other assets are PeoplesBank’s investments in real estate partnerships and life insurance. On December 31, 2007, the carrying value of investments in two unrelated real estate partnerships totaled $3.1 million, compared to $3.6 million at year-end 2006. The purpose of these partnerships is to provide low cost housing to income qualified families. PeoplesBank’s role in these real estate partnerships is solely as an investor, whose return is in the form of federal tax credits, which will be realized over a specified number of years. Also included in other assets is an investment in life insurance policies on a select group of employees and directors. This investment is carried at the cash surrender value of the underlying policies. The cash surrender value was approximately $7.8 million on December 31, 2007, which included the impact of a $249,000 payout for death benefits. Comparatively, the cash surrender value on December 31, 2006, was also $7.8 million. Additional information about investment in real estate partnerships and bank owned life insurance can be found in Note 1 under the appropriate subheadings.

Funding

Deposits

Deposits are the principal source of funding for earning assets. On December 31, 2007, total deposits were $512 million, an increase of $55 million or 12 percent above year-end 2006. The increase in deposits occurred primarily within short-term CDs (7-13 month maturities), which were priced competitively. Growth in money market deposits was constrained by a decrease in short-term market interest rates instigated by the Federal Reserve to stimulate the national economy. To increase return, some money market customers re-allocated their funds out of money market deposits and into short-term CDs. In addition to promotions, deposit growth was also attributable in part to the addition of two financial centers in March of 2005. The average rate paid on interest bearing deposits was 3.72 percent for 2007, compared to 3.42 percent for 2006. A comparative breakdown of deposits is located in Note 8—Deposits. On December 31, 2007, the balance of certificates of deposit $100,000 and above was $80 million. Of this total, $18 million mature within three months, $17 million mature after three months but within six months, $21 million mature after six months but within twelve months, and the remaining $24 million mature beyond twelve months.

Short-term Borrowings and Long-term Debt

In order to meet short-term funding needs, PeoplesBank may borrow from larger correspondent banks in the form of federal funds purchased. It also can use credit available at the Federal Home Loan Bank of Pittsburgh (FHLBP). Interest rates are established daily based on prevailing market conditions for overnight funds. On December 31, 2007 and 2006, PeoplesBank had no outstanding short-term borrowings.

Long-term debt is a primary funding source for asset growth. On December 31, 2007, long-term debt was $30.7 million, compared to $45.3 million for year-end 2006. The decrease in long-term debt was the result of a $7 million FHLBP advance that matured in October, in addition to the early payoff of $6.5 million in borrowings. During 2007, PeoplesBank paid in full a $5 million Federal Home Loan Bank advance with a 6.43 percent interest rate that matures in 2014. As a result of paying off the advance before its scheduled maturity, PeoplesBank incurred a $437,000 pre-payment penalty included in other expense. Also during the year, the Corporation paid in full a $1.5 million mortgage on the corporate center office building with a LIBOR + 150 basis points variable interest rate that matures in 2011 without prepayment penalty. The reduction of debt in 2007 was made with excess liquidity and is expected to lower interest expense in future periods. In 2006, the Corporation issued $7.2 million in trust preferred debt securities to provide capital to support planned corporate growth. This obligation has a 30-year maturity, but is callable at quarterly intervals after the fifth year. The interest rate is variable tied to the 3-month LIBOR rate plus 154 basis points. A listing of outstanding long-term debt obligations is provided in Note 9—Short-term Borrowings and Long-term Debt. Generally, funds for the payment of long-term debt come from operations and refinancings.

PeoplesBank’s maximum borrowing capacity, as established quarterly by the FHLBP, was approximately $122 million as of September 30, 2007, the most recent available date. On December 31, 2007, PeoplesBank had approximately $20 million outstanding on its account with the FHLBP at an average rate of 3.97 percent.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity or capital enables the Corporation to maintain asset growth and absorb losses. Capital adequacy can be negatively affected by a multitude of factors, including: corporate expansion, balance sheet growth, losses, dividend policy, and regulatory mandates, among others. Total shareholders’ equity was $48.4 million on December 31, 2007, compared to $42.8 million for year-end 2006. The increase in equity was primarily attributable to profitable operations.

The Corporation typically pays cash dividends on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other factors. Annual cash dividends per common share totaled $.58 for 2007, which included a special dividend of $.05 per share solely as a result of the recovery the company realized from loan losses experienced in a prior period. Comparatively, cash dividends totaled $.46 per share for 2006. All per share amounts were adjusted for stock dividends.

Periodically, the Corporation distributes stock dividends as an additional means of enhancing long-term shareholder value. The Corporation distributed a 5 percent stock dividend in June of 2007, 2006 and 2005. Additionally, in 2006 the Corporation distributed a special 5 percent stock dividend in December. Distribution of these stock dividends resulted in the issuance of 175,148 additional common shares in 2007, 324,038 shares in 2006 and 149,593 shares in 2005. The weighted average number of shares of common stock outstanding, adjusted for stock dividends, was 3,696,667 for 2007, 3,663,692 for 2006, and 3,648,951 for 2005.

As disclosed in this report, the Corporation maintains various employee, director and shareholder benefit plans that could result in the issuance of its common stock. Information regarding these plans can be found in Note 11-Benefit Plans and Note 12-Stock-Based Compensation to the consolidated financial statements. On February 20, 2007, the Corporation filed a Form 8-K to disclose the adoption of the 2007 Long-Term Incentive Compensation Plan (LTIP). The LTIP is designed to provide stock-based awards to officers, directors and other key employees. Also in February 2007, the Corporation established the 2007 Employee Stock Purchase Plan to provide eligible employees with a convenient method of purchasing company stock at a discount. Both of these plans, which were disclosed in the 2007 Proxy Statement, were approved by shareholders at the annual meeting of shareholders held on May 15, 2007.

In December 2007, the Board of Directors reaffirmed the Share Repurchase Program (Program), which was authorized in 1995, and as periodically amended, to permit the purchase of up to a maximum of 4.9 percent of the outstanding shares of the Corporation’s common stock at a price per share no greater than 200 percent of the latest quarterly published book value. For years ended December 31, 2007 and 2006, the Corporation had not acquired any of its common stock under the current Program.

As described more fully under Recent Accounting Pronouncements within Note 1—Summary of Significant Accounting Policies, management plans to adopt EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” as a cumulative-effect adjustment on January 1, 2008. Accordingly, management anticipates a one time charge to retained earnings of approximately $713,000 at that time. Recognition of the current liability as an expense through the income statement is expected to approximate $56,000 for 2008.

The Corporation and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Table 9. Table 9 provides a comparison of the Corporation’s and PeoplesBank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirement for the periods indicated. The Corporation issued $7.2 million in trust preferred debt securities in June 2006 and $3.1 million in November 2004 to support business growth, which are included in Tier 1 capital for regulatory capital purposes.

Table 9-Capital Ratios

	Ratios		Federal	Federal	Capital *
	at December 31,		Minimum	Well	at December 31,
(dollars in thousands)	2007	2006	Required	Capitalized	2007	2006

Tier 1 risk-based capital			4.00%	6.00%
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	12.14%	11.99%			$57,727	$52,587
PeoplesBank	11.39	11.12			53,759	48,130

Total risk-based capital			8.00%	10.00%
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	12.86%	12.71%			$61,161	$55,713
PeoplesBank	12.11	11.84			57,193	51,256

Leverage			4.00%	5.00%
(Tier 1 capital as a percentage of average total assets)
Codorus Valley Bancorp, Inc. (consolidated)	9.84%	9.83%			$57,727	$52,587
PeoplesBank	9.22	9.09			53,759	48,130

*	Net unrealized gains and losses on securities available-for-sale, net of taxes, are disregarded for capital ratio computation purposes in accordance with federal regulatory banking guidelines.

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

Credit Risk Management

The Corporation emphasizes the management of credit risk. To support this objective a sound lending policy framework has been established. This framework includes seven basic policies that guide the lending process and minimize risk. First, the Corporation follows detailed written lending policies and procedures. Second, lending authority is granted commensurate with dollar amount, loan type, level of risk, and loan officer experience. Third, loan review committees function at both the senior lending officer level and the board level to review and approve loans that exceed preestablished dollar thresholds and/or meet other criteria. Fourth, the Corporation directly lends mainly within its primary geographical market area, York County, Pennsylvania and northern Maryland. Although this focus may pose a geographical concentration risk, the diverse local economy and employee knowledge of customers minimizes this risk. Fifth, the loan portfolio is diversified to prevent dependency upon a single customer or small group of related customers. Sixth, Corporation does not participate in the subprime lending market, nor does it invest in securities backed by subprime mortgages. And seventh, the Corporation does not lend to foreign countries or persons residing therein.

In addition to a comprehensive lending policy, numerous internal reviews of loan and foreclosed real estate portfolios occur throughout the year. In addition to internal controls, loan portfolios are reviewed by independent auditors in connection with their annual financial statement audit and are examined periodically by bank regulators.

One component of the internal credit risk review is the identification and management of industry concentrations, defined as greater than 10 percent of the total loan portfolio. At year-end 2007, the Corporation had two industry concentrations that exceeded 10 percent of the total loan portfolio, real estate construction and land development was 18.8 percent and commercial real estate leasing was 11.5 percent. Commercial leasing involves borrowers who lease real estate to commercial tenants. Loans to borrowers within these industries are usually collateralized with real estate. Comparatively, at year-end 2006, only one industry concentration exceeded 10 percent of the total loan portfolio, real estate construction and land development, which was 22.5 percent of the portfolio.

Nonperforming Assets

The following table presents asset categories posing the greatest risk of loss. Management generally places a loan on nonaccrual status and ceases accruing interest income when loan payment performance is unsatisfactory and the loan is past due 90 days or more. Loans past due 90 days or more and still accruing interest, are contractually past due, but well collateralized and in the process of collection. The final category, foreclosed real estate, is real estate acquired to satisfy debts owed to PeoplesBank. Table 10 also provides a summary of nonperforming assets and related ratios. The paragraphs below explain significant changes in the aforementioned categories for December 31, 2007, compared to December 31, 2006.

Table 10-Nonperforming Assets

	December 31,
(dollars in thousands)	2007	2006	2005	2004	2003

Nonaccrual loans	$9,411	$4,368	$1,034	$622	$516
Accruing loans that are contractually past due 90 days or more as to principal or interest	222	4	—	19	49
Foreclosed real estate, net of allowance	403	38	7	1,535	1,326

Total nonperforming assets	$10,036	$4,410	$1,041	$2,176	$1,891

Ratios
Nonaccrual loans as a % of total year-end loans	2.11%	1.08%	0.28%	0.21%	0.20%

Nonperforming assets as a % of total year-end loans and net foreclosed real estate	2.25%	1.09%	0.28%	0.72%	0.72%

Nonperforming assets as a % of total year-end stockholders’ equity	20.73%	10.31%	2.69%	6.05%	5.60%

Allowance for loan losses as a multiple of nonaccrual loans	.4x	.7x	2.5x	3.0x	3.3x

On December 31, 2007, nonaccrual loans consisted of collateralized business and mortgage loans, and consumer loans. The Corporation recognizes interest income on a cash basis for nonaccrual loans. On December 31, 2007, the nonaccrual loan portfolio was $9,411,000, compared to $4,368,000 on December 31, 2006. Most of the portfolio balance at year-end 2007 was attributable to two unrelated business loans with outstanding principal balances of $4,658,000 and $3,298,000, respectively. In management’s judgment, both loans are adequately secured by real estate, which should ensure the ultimate recovery of interest and principal in full. On December 31, 2007, nonaccrual loans were comprised of 11 unrelated accounts ranging in size from $4,000 to $4,658,000. For 2007, the gross interest income that would have been recorded if the nonaccrual loans had been current in accordance with their original terms and current throughout the period was approximately $836,000. The amount of interest income on those nonaccrual loans that was included in net income for 2007 was approximately $628,000. The interest income recognized on impaired loans, which includes nonaccrual loans, in Note 5-Impaired, Nonaccrual and Past Due Loans is a lesser amount because it includes interest income only from the time the loan was impaired. Management and the Board of Directors evaluate the adequacy of the allowance for loan losses at least quarterly. Collection efforts, including modification of contractual terms for individual accounts based on prevailing market conditions and liquidation of collateral assets, are being employed to maximize recovery.

Foreclosed real estate, net of allowance, was $403,000 on December 31, 2007, compared to $38,000 on December 31, 2006. The current period portfolio contains one property that management is trying to liquidate. The provision expense for foreclosed real estate, due to declines in the fair value of individual assets, was $0 for 2007 and 2006, and $17,000 for 2005.

On December 31, 2007, loans contractually past due 90 days or more as to principal or interest totaled $222,000, compared to $4,000 on December 31, 2006. At year-end 2007, the delinquency pertained to one business loan account that paid off in full in February 2008.

On December 31, 2007, there were approximately $7.8 million in potential problem loans closely monitored by management. Potential problem loans consist of loans for which management has doubts as to the ability of the borrower to comply with present repayment terms, and which are not disclosed in Table 10. A loss allowance is established for those potential problem loans that in management’s judgment were inadequately collateralized. Comparatively, management was monitoring approximately $1.9 million in potential problem loans on December 31, 2006.

Allowance for Loan Losses

Although the Corporation maintains sound credit policies, certain loans deteriorate and must be charged off as losses. The allowance for loan losses is maintained to absorb losses inherent in the portfolio at December 31, 2007. The allowance is increased by provisions charged to expense and is reduced by loan charge-offs, net of recoveries. The allowance is based upon management’s continuous evaluation of the loan portfolio coupled with a formal review of adequacy on a quarterly basis, which is subject to review and approval by the Board. In analyzing the adequacy of the allowance, management considers the results of internal and external credit reviews, past loss experience, changes in the size and composition of the loan portfolio, adequacy of collateral, general economic conditions and the local business outlook. All of these factors are susceptible to significant change. Determining the level of the allowance for probable loan losses at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which are often subjective and fluid. Table 11 presents an analysis of the activity in the allowance for loan losses over a five-year period. Table 12 presents an allocation of the allowance for loan losses by major loan category. The unallocated component of the allowance for loan losses represents probable losses inherent in the portfolio that are not fully captured in the allocated allowance analyses, such as: industry concentrations, imprecision in the loan risk evaluation process and current economic factors.

The allowance was $3,434,000 or .77 percent of total loans on December 31, 2007, compared to $3,126,000 and .77 percent, respectively, on December 31, 2006. The current period allowance was based on management’s estimate of the amount necessary to bring the allowance to a level reflective of the risk in the loan portfolio and loan growth. Management considered macro-economic factors that could adversely affect the ability of PeoplesBank’s loan clients to repay their loans, including a general economic slowdown or possible recession, increases in food and energy costs, rising unemployment and continued downturn in the real estate market. These factors contributed to an increase in the unallocated component in 2007 as noted in Table 12. The $839,000 recovery in 2007 of prior period commercial loan losses was discussed in the provision for loan loss section of this report. The Corporation does not participate in the subprime lending market and accordingly, it has no loss exposure to subprime lending. Based on its evaluation of probable loan losses in the current portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on December 31, 2007.

Table 11-Analysis of Allowance for Loan Losses

(dollars in thousands)	2007	2006	2005	2004	2003

Balance - beginning of year	$3,126	$2,538	$1,865	$1,694	$1,515
Provision charged (recovery credited) to operating expense	(554)	650	775	420	553
Loans charged off
Commercial	7	104	34	336	684
Real estate-mortgage	31	27	99	30	—
Consumer	28	19	80	111	86

Total loans charged off	66	150	213	477	770
Recoveries
Commercial	886	58	74	216	370
Real estate-mortgage	16	3	2	1	—
Consumer	26	27	35	11	26

Total recoveries	928	88	111	228	396

Net (recoveries) charge-offs	(862)	62	102	249	374

Balance - end of year	$3,434	$3,126	$2,538	$1,865	$1,694

Ratios
Net (recoveries) charge-offs as a % of average total loans	(0.20)%	0.02%	0.03%	0.09%	0.15%
Allowance for loan losses as a % of total loans	0.77%	0.77%	0.69%	0.62%	0.65%
Allowance for loan losses as a % of nonaccrual loans and loans past due 90 days or more	36%	71%	245%	291%	300%

Table 12-Allocation of Allowance for Loan Losses

	December 31,
	2007		2006		2005		2004		2003

(dollars in thousands)	Amount	% Total Loans	Amount	% Total Loans	Amount	% Total Loans	Amount	% Total Loans	Amount	% Total Loans

Commercial, industrial and agricultural	$1,622	54.5	$1,500	53.9	$1,339	56.4	$1,216	63.5	$1,105	62.9
Real estate - construction and land development	615	18.8	549	22.5	439	20.2	213	11.9	80	10.8

Total commercial related	2,237	73.3	2,049	76.4	1,778	76.6	1,429	75.4	1,185	73.7

Real estate - residential mortgages	22	12.4	22	7.8	19	7.1	13	8.3	15	9.7
Installment	147	14.3	122	15.8	141	16.3	116	16.3	115	16.6

Total consumer related	169	26.7	144	23.6	160	23.4	129	24.6	130	26.3

Unallocated	1,028	n/a	933	n/a	600	n/a	307	n/a	379	n/a

Total	$3,434	100.0	$3,126	100.0	$2,538	100.0	$1,865	100.0	$1,694	100.0

Note: The specific allocation for any particular loan category may be reallocated in the future as risk perceptions change. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire loan portfolio.

Liquidity

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan customers, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, it provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are scheduled investment security maturities and cash inflows, funds received from customer loan payments, and asset sales. The primary sources of liability liquidity are deposit growth, short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities. For 2007, management believes that liquidity was more than adequate based on the level of overnight investment, the potential liquidation of an $81 million portfolio of available-for-sale securities, valued at December 31, 2007, and available credit from the Federal Home Loan Bank of Pittsburgh. On September 30, 2007, the latest available date, available net funding from the FHLBP was approximately $102 million. The Corporation’s loan-to-deposit ratio was 87 percent for year-end 2007, compared to 89 percent for year-end 2006.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Financial instruments with off-balance sheet risk are disclosed in Note 14-Commitments to Extend Credit of this report and totaled $161million at December 31, 2007, compared to $122 million at December 31, 2006. Normally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn and therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Contractual Obligations

The following table presents the amount and timing of payments due under long-term contractual obligations.

Table 13-Contractual Obligations

		December 31, 2007 Payments due by period

(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt	$30,134	$1,125	$13,359	$5,096	$10,554
Capital lease	526	40	93	132	261
Operating leases	997	201	386	267	143
Time deposits	254,140	181,897	66,600	5,643	—
Supplemental retirement plans	5,825	—	—	150	5,675

Total	$291,622	$183,263	$80,438	$11,288	$16,633

Impact of Inflation and Changing Prices

The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation may impact the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio. Inflation may also significantly affect noninterest expenses, which tend to rise during periods of general inflation. The level of inflation can be measured by the change in the Consumer Price Index (CPI) for all urban consumers (December vs. December). The change in the CPI for 2007 was 4.1 percent, compared to 2.5 percent for 2006 and 3.4 percent for 2005.

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

Item 7A: Quantitative and qualitative disclosures about market risk

Market Risk Management

In the normal course of conducting business, the Corporation is exposed to market risk, principally interest rate risk, through the operations of its banking subsidiary, PeoplesBank. Interest rate risk arises from market driven fluctuations in interest rates that may affect cash flows, income, expense and the values of financial instruments. PeoplesBank is particularly vulnerable to changes in short-term interest rates such as the Wall Street Journal Prime rate (prime), LIBOR and short-term US treasury rates. An Asset-Liability Committee (Committee) comprised of members of senior management manages interest rate risk. The Committee’s objective is to maximize net interest income within acceptable levels of liquidity and interest rate risk and within capital adequacy constraints. PeoplesBank is not subject to foreign currency or commodity price risk and it does not own any trading assets.

The Committee manages interest rate risk primarily through sensitivity analysis. Asset-liability management simulation software (ALM model) is used to model and measure the potential loss in future net income based on hypothetical changes in interest rates. Interest rate forecasts are supplied by a national forecasting service and integrated with the ALM model. The Corporation’s policy limit for the maximum negative impact on net income is 10 percent over a twelve-month period. This policy limit is tested on a quarterly basis by measuring the change in net income from a baseline scenario where interest rates are held constant, to a high rate scenario (gradual 200 basis point increase in prime and fed funds rates), a low rate scenario (gradual 200 basis point decrease in prime and fed funds rates) and a most likely scenario (defined by a forecasting service) over the future twelve-month period. Important ALM modeling assumptions include: the use of a static balance sheet and contractual cash flows; varying levels of prepayments for loans and mortgage-backed securities; stability of noninterest income and expense; reinvestment of repriceable cash flows in the same type of asset or liability; and constant product rate spreads, determined at the balance sheet date, over the twelve-month measurement period. The ALM model also includes significant balance sheet characteristics such as rate caps and floors. For both year-end periods, management presumed that in all scenarios trust preferred investment securities, which are callable at a premium, would be called by the issuers due to the relatively high coupon rate and would result in a one time increase in interest income.

The Corporation performed a financial simulation on the balance sheet for December 31, 2007 and 2006. The results of these point-in-time analyses are shown in Table 14. For both periods the ALM model portrayed a balance sheet that was liability sensitive. Liability sensitivity means that deposits and debt are likely to re-price to a greater and faster degree than the loans and investments that they fund. This suggests that net income may increase if market interest rates, particularly short-term rates, decrease. Conversely, net income would be expected to decrease if market interest rates increase. In response to market interest rates over the past two years, loan clients have shown a preference for longer term fixed rate loans, while deposit clients have shown a preference for money market deposits and short-term CDs. The result has been a gradual shift in the balance sheet to a liability sensitive position. On the December 31, 2007 measurement date, the model projects hypothetical losses even under declining rate scenarios; however, the losses are less than projected by the rising rate scenario. This is due in part to the timing and magnitude of changes in various interest rates forecasted by the forecasting service. For example, the most likely scenario projects prime and federal funds rates to decline by 50 basis points over the next twelve months, while US treasury rates increase 17 to 48 basis points depending on the term. Accordingly, deposit rates tied to the US treasury curve for modeling purposes result in greater interest expense which decreases net income.

Table 14-Interest Rate Sensitivity

Forecasted interest rate scenario	Change in interest rates ramped over 12 months (basis points)	Change in net income

		$000’s	%

	at December 31, 2007
Most likely	-50	(497)	(7.7)
High	+200	(580)	(8.9)
Flat (baseline)	0	0	0.0
Low	-200	(327)	(5.0)

	at December 31, 2006
Most likely	-75	(91)	(1.5)
High	+200	(300)	(5.0)
Flat (baseline)	0	0	0.0
Low	-200	78	1.3

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

Report of Management’s Assessment of
Internal Controls Over Financial Reporting

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, with an emphasis on Internal Control Over Financial Reporting-Guidance for Smaller Public Companies, also issued by COSO. Based on this assessment, management concluded that, as of December 31, 2007, the Corporation’s internal control over financial reporting is effective based on those criteria.

This Annual Report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in this Annual Report.

/s/ Larry J. Miller	/s/ Jann A. Weaver

Larry J. Miller	Jann A. Weaver
(Principal Executive Officer)	(Principal Financial and Accounting
Vice-Chairman, President	Officer) Treasurer, and
and Chief Executive Officer	Assistant Secretary

March 11, 2008

Item 8: Financial statements and supplementary data

Codorus Valley Bancorp, Inc.
Consolidated Balance Sheets

	December 31,
(dollars in thousands, except per share data)	2007	2006

Assets
Interest bearing deposits with banks	$118	$118
Cash and due from banks	13,946	11,104
Federal funds sold	24,989	24,150

Total cash and cash equivalents	39,053	35,372
Securities, available-for-sale	80,921	73,423
Securities, held-to-maturity (fair value $3,624 for 2007 and $7,840 for 2006)	3,448	7,503
Loans held for sale	1,778	1,687
Loans (net of deferred fees of $315 in 2007 and $534 in 2006)	445,719	405,573
Less-allowance for loan losses	(3,434)	(3,126)

Net loans	442,285	402,447
Premises and equipment, net	10,252	10,495
Other assets	16,870	17,285

Total assets	$594,607	$548,212

Liabilities
Deposits
Noninterest bearing	$46,719	$49,190
Interest bearing	465,249	407,455

Total deposits	511,968	456,645
Long-term debt	20,350	35,029
Junior subordinated debentures	10,310	10,310
Other liabilities	3,564	3,442

Total liabilities	546,192	505,426

Shareholders’ equity
Preferred stock, par value $2.50 per share;1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $2.50 per share;10,000,000 shares authorized; 3,738,950 shares issued and outstanding for 2007 and 3,502,919 for 2006	9,347	8,757
Additional paid-in capital	32,516	28,839
Retained earnings	6,267	5,434
Accumulated other comprehensive income (loss)	285	(244)

Total shareholders’ equity	48,415	42,786

Total liabilities and shareholders’ equity	$594,607	$548,212

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Income

	Years ended December 31,
(dollars in thousands, except per share data)	2007	2006	2005

Interest income
Loans, including fees	$34,007	$29,361	$22,462
Investment securities
Taxable	2,650	2,563	2,461
Tax-exempt	1,206	729	445
Dividends	149	136	69
Federal funds sold	1,149	520	130
Other	8	10	5

Total interest income	39,169	33,319	25,572

Interest expense
Deposits	16,417	12,766	7,255
Federal funds purchased and other short-term borrowings	—	133	73
Long-term debt	2,072	2,178	1,821

Total interest expense	18,489	15,077	9,149

Net interest income	20,680	18,242	16,423

Provision for (recovery of) loan losses	(554)	650	775

Net interest income after provision for (recovery of) loan losses	21,234	17,592	15,648

Noninterest income
Trust and investment services fees	1,260	1,255	1,147
Service charges on deposit accounts	1,979	1,870	1,638
Mutual fund, annuity and insurance sales	1,506	1,349	1,156
Income from bank owned life insurance	271	263	269
Other income	431	485	507
Gain on sales of mortgages	248	323	372
Loss on sales of securities	(7)	(80)	(86)

Total noninterest income	5,688	5,465	5,003

Noninterest expense
Personnel	10,676	9,080	8,163
Occupancy of premises, net	1,333	1,368	1,311
Furniture and equipment	1,324	1,350	1,241
Postage, stationery and supplies	449	410	468
Professional and legal	317	277	326
Marketing and advertising	675	589	698
Other	3,594	2,816	2,275

Total noninterest expense	18,368	15,890	14,482

Income before income taxes	8,554	7,167	6,169

Provision for income taxes	2,180	1,845	1,552

Net income	$6,374	$5,322	$4,617

Net income per share, basic	$1.72	$1.45	$1.27
Net income per share, diluted	$1.69	$1.42	$1.24

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2007	2006	2005

Cash flows from operating activities
Net income	$6,374	$5,322	$4,617
Adjustments to reconcile net income to cash provided by operations:
Depreciation	1,123	1,165	1,115
Provision for (recovery of) loan losses	(554)	650	775
Provision for losses on foreclosed real estate	—	—	17
Deferred federal income tax benefit	(235)	(372)	(93)
Amortization of investment in real estate partnerships	503	484	472
Increase in cash surrender value of life insurance investment	(271)	(263)	(269)
Originations of held for sale mortgages	(17,845)	(23,249)	(29,402)
Proceeds from sales of held for sale mortgages	18,002	23,407	29,841
Gain on sales of held for sale mortgages	(248)	(323)	(372)
Loss on sales of securities	7	80	86
Gain on sales of premises and equipment	—	(43)	—
Loss (gain) on sales of foreclosed real estate	2	(4)	(154)
Stock-based compensation expense	55	54	—
Increase in accrued interest receivable	(91)	(376)	(532)
Decrease (increase) in other assets	361	(392)	48
(Decrease) increase in accrued interest payable	(23)	365	149
Increase in other liabilities	145	464	348
Other, net	160	190	240

Net cash provided by operating activities	7,465	7,159	6,886

Cash flows from investing activities
Securities, available-for-sale
Purchases	(23,333)	(26,404)	(17,985)
Maturities and calls	15,195	10,874	17,327
Sales	961	2,176	3,918
Securities, held-to-maturity, calls	4,172	1,676	—
Net decrease (increase) in restricted investment in bank stock	460	520	(2)
Net increase in loans made to customers	(40,080)	(37,566)	(69,506)
Purchases of premises and equipment	(883)	(775)	(2,174)
Investment in real estate partnership	—	—	(420)
Investment in life insurance	(7)	(7)	(7)
Investment in nonconsolidated subsidiary	—	(217)	—
Proceeds from life insurance	249	—	—
Purchase of insurance agency assets	—	(63)	(60)
Proceeds from sales of premises and equipment	—	55	—
Proceeds from sales of foreclosed real estate	167	9	1,690

Net cash used in investing activities	(43,099)	(49,722)	(67,219)

Cash flows from financing activities
Net increase in demand and savings deposits	2,949	36,066	27,459
Net increase in time deposits	52,374	35,425	28,158
Net decrease in short-term borrowings	—	(9,781)	(3,099)
Proceeds from issuance of long-term debt	—	7,217	20,500
Repayment of long-term debt	(14,679)	(1,590)	(7,401)
Dividends paid	(2,155)	(1,703)	(1,554)
Issuance of common stock	832	229	276
Cash paid in lieu of fractional shares	(6)	(13)	(6)

Net cash provided by financing activities	39,315	65,850	64,333

Net increase in cash and cash equivalents	3,681	23,287	4,000
Cash and cash equivalents at beginning of year	35,372	12,085	8,085

Cash and cash equivalents at end of year	$39,053	$35,372	$12,085

Supplemental disclosures
Interest paid on deposits and borrowed funds	$18,512	$14,712	$9,000
Income taxes paid	$1,765	$1,732	$1,095

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2004	$7,481	$20,293	$8,034	$174	$35,982
Comprehensive income
Net income			4,617		4,617
Other comprehensive loss, net of tax:
Unrealized losses on securities net of reclassification adjustment for gains included in net income				(586)	(586)

Total comprehensive income					4,031
Cash dividends ($.43 per share)			(1,554)		(1,554)
5% stock dividend - 149,593 shares at fair value	374	2,513	(2,893)		(6)
Issuance of common stock - 18,638 shares under stock option plan	47	229			276

Balance, December 31, 2005	7,902	23,035	8,204	(412)	38,729
Comprehensive income
Net income			5,322		5,322
Other comprehensive income, net of tax:
Unrealized gain on securities net of reclassification adjustment for losses included in net income				168	168

Total comprehensive income					5,490
Cash dividends ($.46 per share)			(1,703)		(1,703)
5% stock dividend - 157,713 shares at fair value	394	2,667	(3,068)		(7)
5% stock dividend - 166,325 shares at fair value	416	2,899	(3,321)		(6)
Stock-based compensation		54			54
Issuance of common stock - 18,060 shares under stock option plan	45	184			229

Balance, December 31, 2006	8,757	28,839	5,434	(244)	42,786
Comprehensive income
Net income			6,374		6,374
Other comprehensive income, net of tax:
Unrealized gain on securities net of reclassification adjustment for losses included in net income				529	529

Total comprehensive income					6,903
Cash dividends ($.58 per share)			(2,155)		(2,155)
5% stock dividend - 175,148 shares at fair value	438	2,942	(3,386)		(6)
Stock-based compensation		55			55
Issuance of common stock - 60,883 shares under stock option plan	152	680			832

Balance, December 31, 2007	$9,347	$32,516	$6,267	$285	$48,415

See accompanying notes.

Codorus Valley Bancorp, Inc.
Notes to Consolidated Financial Statements

NOTE 1-Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation
Codorus Valley Bancorp, Inc. (Corporation or Codorus Valley) is a one-bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (PeoplesBank). PeoplesBank operates two wholly owned subsidiaries, Codorus Valley Financial Advisors, Inc. (formerly SYC Insurance Services, Inc.) which sells nondeposit investment products, and SYC Settlement Services, Inc., which provides real estate settlement services. PeoplesBank operates under a state charter and is subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.

The consolidated financial statements include the accounts of Codorus Valley and its wholly owned bank subsidiary, PeoplesBank, and its wholly owned nonbank subsidiary, SYC Realty Company, Inc. The corporate purpose of SYC Realty, which has been inactive for all reportable periods, is to purchase and sell property acquired through debts previously contracted with an affiliate. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

Investment Securities
The classification of securities is determined at the time of acquisition and is reevaluated at each reporting date. Securities classified as available-for-sale are debt securities, except for investment in restricted stock of the Federal Home Loan Bank and Atlantic Central Bankers Bank which is required as a condition of membership and carried at cost. The Corporation intends to hold debt securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in maturity mix of assets and liabilities, liquidity needs, regulatory considerations and other factors. Debt securities available-for-sale are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income or loss in shareholders’ equity. Premiums and discounts are recognized in interest income using the interest method over the estimated life of the securities. Realized gains and losses from the sale of available-for-sale securities are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the statement of income.

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

Loans Held for Sale
Loans held for sale are reported at the lower of cost or fair value, as determined in the aggregate. The amount by which cost exceeds fair value, if any, is accounted for as a valuation allowance and is charged to expense in the period of the change.

Loans
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are stated at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees and costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are generally deferred and recognized as adjustments of interest rate yields, by being amortized to interest income over the terms of the related loans. Determination of a loans past due status is based on contractual terms. When circumstances indicate that collection of a loan is doubtful, the accrual of interest income is discontinued and unpaid interest previously credited to income is reversed and charged against current income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when management determines that circumstances have improved to the extent that all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

A loan is considered impaired when, based on current information and events, it is probable that PeoplesBank will be unable to collect all amounts when due according to contractual terms of the loan agreement. Factors considered by management in determining impairment, include: payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. An insignificant delay or shortfall in the amount of payments received would not cause a loan to be rendered impaired. Impairment is measured on an individual loan basis for business loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous consumer loans are collectively evaluated for impairment using loss factors derived in part from historical charge-offs. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosure, unless such loans are the subject of a restructuring agreement. Income on impaired loans is recognized under the same policy as disclosed under the heading Loans in this Note.

Transfers of Financial Assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Foreclosed Real Estate
Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding, acceptance of a deed-in-lieu of foreclosure, or insubstance foreclosures. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Appraisals are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition. Revenue and expense from operations and changes in the valuation allowance are included in expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of other expense. At year-end 2007, foreclosed real estate, net of allowance, was $403,000, compared to $38,000 for year-end 2006.

Investments in Real Estate Partnerships
In March 2003, PeoplesBank acquired a 73.47 percent limited partner interest in a real estate joint venture known as Village Court, which was formed to develop, construct, own and operate a 60-unit affordable housing complex located in Dover Township, York County, Pennsylvania. Construction of the housing complex was completed in the fourth quarter of 2004 and the complex was fully leased by December 31, 2004. The investment balance included in other assets was $1,990,000 at December 31, 2007, compared to $2,251,000 at December 31, 2006. Additionally, PeoplesBank is a 99.99 percent limited partner in a real estate joint venture known as SMB Properties that rehabilitated and now operates seven buildings in the City of York, Pennsylvania as part of a revitalization initiative. The buildings provide low-income housing to qualified families and to a lesser degree, space for commercial purposes. The investment balance included in other assets was $1,086,000 at December 31, 2007, compared to $1,328,000 at December 31, 2006.

Investment and related tax credits are accounted for under the effective yield method of accounting under which tax credits are recognized as they are allocated and the cost of the investment is amortized to provide a constant yield over the period that tax credits are allocated, generally ten years.

Bank Owned Life Insurance
PeoplesBank invests in bank owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by PeoplesBank on a select group of employees and directors. PeoplesBank is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies and is included in other assets in the amount of $7,807,000 at December 31, 2007, compared to $7,922,000 at December 31, 2006. Income from the increase in cash surrender value of the policies is a separate line item within the noninterest income section of the income statement.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the year ended December 31, 2007. Our policy is to recognize interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statement of Income. The Company did not recognize any interest and penalties for the year ended December 31, 2007. The tax years subject to examination by the taxing authorities are the years ended December 31, 2006, 2005, 2004 and 2003.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operation.

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

Per Share Data
Basic net income per share is calculated as net income divided by the weighted average number of common shares outstanding. Diluted net income per share is calculated as net income divided by the weighted average number of common shares outstanding plus common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options and are determined using the treasury stock method. All share and per share amounts are adjusted for stock dividends that are declared prior to the issuance of the financial statements.

The computation of net income per share for the years ended December 31, 2007, 2006 and 2005 is provided in the table below. Anti-dilutive options excluded from the computation of earnings per share were 0 for 2007, 0 for 2006, and 53,607 for 2005.

(in thousands, except per share data)	2007	2006	2005

Net income	$6,374	$5,322	$4,617

Weighted average shares outstanding (basic)	3,697	3,664	3,649
Effect of dilutive stock options	80	86	73

Weighted average shares outstanding (diluted)	3,777	3,750	3,722

Basic earnings per share	$1.72	$1.45	$1.27
Diluted earnings per share	$1.69	$1.42	$1.24

Stock dividends issued by the Board of Directors of Codorus Valley for the years 2005 through 2007 were as follows:

Stock Dividend	Declaration Date	Record Date	Payable Date

5%	4/10/2007	4/24/2007	6/7/2007
5%	10/10/2006	10/24/2006	12/7/2006
5%	4/11/2006	4/25/2006	6/08/2006
5%	4/12/2005	4/26/2005	6/09/2005

Stock Based Compensation
The Corporation adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (Statement 123R) in the first quarter of 2006, using the “modified prospective method.” Prior to the implementation of FAS 123R, stock options issued under shareholder approved employee and director stock option plans were accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, no compensation expense was recognized related to these plans. Stock options are granted at exercise prices not less than the fair value of the common stock on the date of grant. See Note 12 – Stock-Based Compensation.

Cash Flow Information
For purposes of the statements of cash flows, the Corporation considers interest bearing deposits with banks, cash and due from banks, and federal funds sold to be cash and cash equivalents. Noncash items for the years ended December 31, 2007, 2006 and 2005 consisted of the transfer of loans to foreclosed real estate for $576,000, $38,000 and $22,000, respectively.

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

(dollars in thousands)	2007	2006	2005

Unrealized holding gains (losses) arising during the year	$794	$175	$(974)
Reclassification adjustment for losses included
in income	7	80	86

Net unrealized gains (losses)	801	255	(888)
Tax effect	(272)	(87)	302

Net of tax amount	$529	$168	$(586)

Segment Reporting

Management has determined that it operates in only one segment, community banking. The Corporation’s non-banking activities are insignificant to the consolidated financial statements.

Reclassification

Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. Effective January 1, 2008, the Corporation adopted SFAS No. 159 and has determined that it is immaterial to the consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Effective January 1, 2008, the Corporation adopted FASB Statement No. 157 and has determined that it is immaterial to the consolidated financial statements.

In December 2007, the FASB issued proposed FASB Staff Position (FSP) 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Company’s operating income or net earnings.

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. Implementation is required in fiscal years beginning after December 15, 2007, with early adoption permitted. Management has elected the cumulative-effect adjustment method under EITF Issue No. 06-4 and anticipates a one time charge of approximately $713,000 to retained earnings on January 1, 2008. Recognition of the current liability as an expense through the income statement is expected to approximate $56,000 for 2008.

FASB statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008.

Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. Effective January 1, 2008, the Corporation adopted SAB 110 and expects it will not have an impact on its consolidated financial statements.

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company expects that EITF 06-11 will not have an impact on its consolidated financial statements.

NOTE 2-Restrictions on Cash and Due from Banks

Cash balances reserved to meet regulatory requirements of the Federal Reserve Bank and balances maintained at other banks for compensating balance requirements averaged approximately $752,000 for 2007 and $802,000 for 2006.

NOTE 3-Securities Available-for-Sale and Held-to-Maturity

A summary of available-for-sale and held-to-maturity securities at December 31 is provided below. Equity securities consist of Federal Home Loan Bank stock and Atlantic Central Bankers Bank stock.

	Amortized Cost	Gross Unrealized		Estimated Fair Value

(dollars in thousands)		Gains	Losses

2007
Available-for-sale
Debt securities
U.S. agency	$21,512	$138	$(28)	$21,622
State and municipal	30,739	363	(130)	30,972
Mortgage-backed, U.S. agency	26,767	164	(75)	26,856
Equity securities	1,471	—	—	1,471

Total available-for-sale	$80,489	$665	$(233)	$80,921

Held-to-maturity
Debt securities-corporate trust preferred	$3,448	$176	$—	$3,624

Total held-to-maturity	$3,448	$176	$—	$3,624

2006
Available-for-sale
Debt securities
U.S. agency	$32,309	$23	$(400)	$31,932
State and municipal	27,397	336	(73)	27,660
Mortgage-backed, U.S. agency	12,154	13	(268)	11,899
Equity securities	1,932	—	—	1,932

Total available-for-sale	$73,792	$372	$(741)	$73,423

Held-to-maturity
Debt securities-corporate trust preferred	$7,503	$337	$—	$7,840

Total held-to-maturity	$7,503	$337	$—	$7,840

The amortized cost and estimated fair value of debt securities at December 31, 2007, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities if call options on selected debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale		Held-to-maturity

(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$11,303	$11,277	$—	$—
Due after one year through five years	45,246	45,632	—	—
Due after five years through ten years	17,192	17,368	—	—
Due after ten years	5,277	5,173	3,448	3,624

Total debt securities	$79,018	$79,450	$3,448	$3,624

Gross losses realized from the sale of available-for-sale securities were ($7,000), ($80,000), and ($86,000) for 2007, 2006 and 2005, respectively. Securities, issued by agencies of the federal government, with a carrying value of $41,961,000 and $40,875,000 on December 31, 2007 and 2006, respectively, were pledged to secure public and trust deposits.

The table below shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006.

	Less than 12 months		12 months or more		Total

(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

2007
Available-for-sale securities
U.S. agency	$—	$—	$9,995	$28	$9,995	$28
State and Municipal	6,553	98	2,535	32	9,088	130
Mortgage-backed, U.S. agency	1,479	8	3,259	67	4,738	75

Total temporarily impaired debt securities, available- for-sale	$8,032	$106	$15,789	$127	$23,821	$233

2006
Available-for-sale securities
U.S. agency	$750	$1	$26,712	$399	$27,462	$400
State and Municipal	6,741	55	1,580	18	8,321	73
Mortgage-backed, U.S. agency	2,809	5	4,886	263	7,695	268

Total temporarily impaired debt securities, available- for-sale	$10,300	$61	$33,178	$680	$43,478	$741

Management believes that unrealized losses at December 31, 2007, were primarily the result of changes in market interest rates and that it has the ability to hold these investments for a time necessary to recover the amortized cost. The $106,000 unrealized loss within the less than 12 months category was attributable to fifteen different securities issued primarily by municipalities. The $127,000 unrealized loss in the 12 months or more category relates to twenty securities issued primarily by the following agencies of the federal government: Federal Home Loan Bank (FHLB), Federal Home Loan Mortgage Corporation (FHLMC) and the Federal National Mortgage Association (FNMA). Management believes that collection of the contractual principal and interest is probable and therefore, all impairment is considered to be temporary.

NOTE 4-Loans

The composition of the loan portfolio at December 31, is as follows:

(dollars in thousands)	2007	2006

Commercial, industrial and agricultural	$243,144	$218,673
Real estate - construction and land development	83,625	91,414

Total commercial related loans	326,769	310,087
Real estate - residential mortgages	55,257	31,509
Installment	63,693	63,977

Total consumer related loans	118,950	95,486

Total loans	$445,719	$405,573

Concentrations of credit risk arise when a number of customers are engaged in similar business activities in the same geographic region or have similar economic features that could cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Most of the Corporation’s business is with customers in York County, Pennsylvania and northern Maryland, specifically Baltimore, Harford and Carroll counties. Although this focus may pose a concentration risk geographically, we believe that the diverse local economy and detailed knowledge of the customer base minimizes this risk. At year-end 2007, the Corporation had two industry concentrations that exceeded 10 percent of the total loan portfolio, real estate construction and land development which was 18.8 percent of the portfolio and commercial real estate leasing was 11.5 percent of the portfolio. Comparatively, at year-end 2006, only one industry concentration real estate construction and land development exceeded 10 percent of the total loan portfolio at 22.5 percent of the portfolio. Loans to borrowers within these industries are usually collateralized by real estate.

The principal balance of loans outstanding to directors, executive officers, principal shareholders, and any associates of such persons was $4,763,000 at December 31, 2007, and $4,662,000 at December 31, 2006. During 2007, total loan additions were $2,332,000 and total payments collected were $2,231,000. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collection. As of year-end 2007, all loans to this group were current and performing in accordance with contractual terms.

NOTE 5-Impaired, Nonaccrual and Past Due Loans

Information regarding impaired commercial loans at December 31, is provided below. Commercial loans are predominately real estate collateral dependent; accordingly, impairment is based on the net realizable value of the collateral relative to recorded investment in the loan. The policy for recognizing interest income on impaired loans is provided under Loans within Note 1.

(dollars in thousands)	2007	2006	2005

Impaired loans without a related allowance	$14,246	$5,272	$10,273
Impaired loans with a related allowance	212	530	203

Total impaired loans	$14,458	$5,802	$10,476

Allowance for impaired loans	$55	$90	$35
Average investment in impaired loans	8,195	7,632	8,308
Interest income recognized on impaired loans:
accrual basis	210	165	797
cash basis	47	150	-

At December 31, 2007 and 2006, the loan portfolio included nonaccrual loans of $9,411,000 and $4,368,000, respectively. Loans contractually past due 90 days or more as to principal or interest, but still accruing interest totaled $222,000 at December 31, 2007, compared to $4,000 at December 31, 2006.

NOTE 6-Analysis of Allowance for Loan Losses

Changes in the allowance for loan losses for each of the three years ended December 31, were as follows:

(dollars in thousands)	2007	2006	2005

Balance at beginning of year	$3,126	$2,538	$1,865
Provision (recoveries) charged to operating expense	(554)	650	775
Loans charged off	(66)	(150)	(213)
Recoveries	928	88	111

Balance at end of year	$3,434	$3,126	$2,538

As reported on Form 8-K filed by Codorus Valley on February 13, 2007, PeoplesBank recovered $839,000 representing it’s portion of a $12 million restitution fund created in settlement of a claim by the U.S. Department of Justice against the Bank of New York. The funds substantially reimbursed PeoplesBank for loan losses that it incurred in 2002 and 2003 that pertained to a group of related equipment leasing contracts that PeoplesBank acquired from a third-party broker who designated Bank of New York as escrow agent for payments under those contracts. Management recognized this recovery as a credit to the loan loss provision in the first quarter of 2007.

NOTE 7-Premises and Equipment

A summary of premises and equipment at December 31, is as follows:

(dollars in thousands)	2007	2006

Land	$1,139	$1,139
Buildings and improvements	11,256	10,949
Capitalized leased premises	672	672
Equipment	8,974	8,886

	22,041	21,646
Less-accumulated depreciation	(11,789)	(11,151)

Premises and equipment, net	$10,252	$10,495

PeoplesBank leases certain banking branches under capital and noncancellable operating leases. The terms include various renewal options and provide for rental increases based upon predetermined factors. Total lease expenses under operating leases amounted to $160,000 in 2007, $163,000 in 2006, and $137,000 in 2005. At December 31, 2007, future minimum lease payments for these leases and a capital lease are payable as follows:

(dollars in thousands)	Capital Lease	Operating Leases

2008	$95	$201
2009	95	199
2010	95	187
2011	102	132
2012	102	135
Thereafter	306	143

Total future minimum lease payments	795	$997
Less interest	(269)

Present value of minimum lease payments	$526

NOTE 8-Deposits

The composition of deposits at December 31, was as follows:

(dollars in thousands)	2007	2006

Noninterest bearing demand	$46,719	$49,190
NOW	44,086	43,864
Money market	148,832	144,292
Savings	18,191	17,533
Time deposits less than $100,000	173,674	145,849
Time deposits $100,000 or more	80,466	55,917

Total deposits	$511,968	$456,645

Scheduled maturities of time deposits as of December 31, were as follows:

(dollars in thousands)	2007

2008	$181,897
2009	52,939
2010	13,661
2011	2,912
2012	2,731

Total time deposits	$254,140

NOTE 9-Short-term Borrowings and Long-term Debt

The schedule below provides a summary of short-term borrowings that consist of federal funds purchased and other borrowings. Federal funds purchased from correspondent banks usually mature in one business day. Other short-term borrowings consist of credit available through the Federal Home Loan Bank of Pittsburgh (FHLBP) and the Atlantic Central Bankers Bank (ACBB). Based on the most recent analysis, total credit available from the FHLBP, for both short and long-term credit needs, is approximately $122 million. As of December 31, 2007, total unused credit with the FHLBP was approximately $102 million. Obligations to the FHLBP are secured by FHLB stock and qualifying collateral, principally the unpledged portion of PeoplesBank’s investment securities portfolio and qualifying mortgage loan receivables. The interest rate for short-term borrowings reprices daily based on the federal funds rate or the open repo market depending on the borrowing program. As of December, 31, 2007, the Corporation maintained an unsecured line of credit of $3 million with ACBB which is renewable annually. No funds were drawn on the ACBB line during 2007.

A summary of aggregate short-term borrowings on December 31, is as follows:

(dollars in thousands)	2007	2006	2005

Amount outstanding at end of year	$—	$—	$9,781
Weighted average interest rate at end of year	0.00%	0.00%	4.22%
Maximum amount outstanding at any month-end	$—	$16,714	$12,048
Daily average amount outstanding	$—	$2,857	$2,534
Approximate weighted average interest rate for the year	0.00%	4.66%	2.88%

A summary of long-term debt at December 31, is as follows:

(dollars in thousands)	2007	2006

PeoplesBank obligations to FHLBP
Due 2007, 4.68%	$—	$7,000
Due 2009, 3.47% convertible quarterly after December 2006	5,000	5,000
Due 2010, 4.32%	6,000	6,000
Due 2011, 4.30%, amortizing	4,240	4,504
Due 2012, 4.25%, amortizing	1,663	1,998
Due 2013, 3.46%, amortizing	2,921	3,403
Due 2014, 6.43%, convertible quarterly after July 2009	—	5,000
Codorus Valley Bancorp, Inc. obligations
Due 2011, floating rate based on 1 month LIBOR plus 1.50%, amortizing	—	1,562
Due 2034, floating rate based on 3 month LIBOR plus 2.02%, callable quarterly after December 2009	3,093	3,093
Due 2036 floating rate based on 3 month LIBOR plus 1.54% callable quarterly after July 2011	7,217	7,217

	30,134	44,777
Capital lease obligation	526	562

Total long-term debt	$30,660	$45,339

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

To support planned growth, Codorus Valley issued trust preferred debt securities in the amount of $7,217,000 in June 2006 and $3,093,000 in November 2004, which are included in Tier 1 capital for regulatory capital purposes. These obligations have a 30-year maturity, but are callable at quarterly intervals after the fifth year. Maturities of total long-term debt over the next five years are as follows:

$1,165,000 in 2008, $6,214,000 in 2009, $7,238,000 in 2010, $4,416,000 in 2011, $812,000 in 2012 and $10,815,000 thereafter.

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

Quantitative measures established by regulators to ensure capital adequacy require the Corporation and PeoplesBank to maintain minimum ratios to total and tier 1 capital as a percentage of risk-weighted assets, and of tier 1 capital to average assets (leverage ratio) as set forth below. In December 2007, PeoplesBank received the most recent notification from the Federal Deposit Insurance Corporation, which categorized PeoplesBank as well capitalized, as of September 30, 2007, under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change PeoplesBank’s well capitalized category.

	Actual		Minimum for Capital Adequacy		Well Capitalized Minimum*

(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Codorus Valley Bancorp, Inc. (consolidated)
December 31, 2007
Capital ratios
Tier 1 risk-based	$57,727	12.14%	$19,022	4.0%	n/a	n/a
Total risk-based	61,161	12.86	38,043	8.0	n/a	n/a
Leverage	57,727	9.84	23,473	4.0	n/a	n/a

December 31, 2006
Capital ratios
Tier 1 risk-based	$52,587	11.99%	$17,538	4.0%	n/a	n/a
Total risk-based	55,713	12.71	35,076	8.0	n/a	n/a
Leverage	52,587	9.83	21,401	4.0	n/a	n/a

PeoplesBank, A Codorus Valley Company
December 31, 2007
Capital ratios
Tier 1 risk-based	$53,759	11.39%	$18,885	4.0%	$28,328	6.0%
Total risk-based	57,193	12.11	37,770	8.0	47,213	10.0
Leverage	53,759	9.22	23,324	4.0	29,155	5.0

December 31, 2006
Capital ratios
Tier 1 risk-based	$48,130	11.12%	$17,316	4.0%	$25,973	6.0%
Total risk-based	51,256	11.84	34,631	8.0	43,289	10.0
Leverage	48,130	9.09	21,168	4.0	26,460	5.0

* Under prompt corrective action provisions

NOTE 11-Benefit Plans

Defined Contribution Plan
The Corporation maintains a 401(k) savings and investment plan covering substantially all employees. Under the plan, employees can contribute a percentage of their gross salary. In 2007, 2006, and 2005, the Corporation matched 50 percent of the first 6 percent of an employee’s contribution. The Corporation’s expense for the 401(k) savings and investment plan was $154,000 for 2007, $140,000 for 2006, and $109,000 for 2005.

Supplemental Benefit Plans
PeoplesBank maintains supplemental retirement plans for selected executives and supplemental life insurance for executive officers and directors. The supplemental life insurance plans replaced other insurance coverage. The expense associated with these plans was approximately $217,000 for 2007, $204,000 for 2006, and $167,000 for 2005. The accrued liability was $1,371,000 at December 31, 2007, $1,154,000 at December 31, 2006, and $951,000 at December 31, 2005. Investment in bank owned life insurance policies was used to finance the supplemental benefit plans, and provide a tax-exempt return to PeoplesBank.

Dividend Reinvestment and Stock Purchase Plan
The Corporation maintains a Dividend Reinvestment and Stock Purchase Plan (Plan). Shareholders of common stock may participate in the Plan, which allows additional shares of common stock to be purchased with reinvested dividends at prevailing market prices. For 2007, 2006 and 2005 all shares were purchased from the open market. To the extent that shares are not available in the open market, 204,133 shares of common stock are reserved and available for issuance at December 31, 2007. Open market purchases were made by an independent purchasing agent retained to act as agent for Plan participants, and the purchase price to participants was the actual price paid, excluding brokerage commissions and other expenses which were paid by the Corporation. The Plan also permits participants to make additional voluntary cash payments to purchase shares of the Corporation’s common stock.

NOTE 12-Stock-Based Compensation

The Corporation adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (Statement 123R) in the first quarter of 2006, using the “modified prospective method.” Statement 123R requires that the fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award. Compensation expense of $55,000 net of $0 tax effect during 2007 and $54,000 net of $0 tax effect during 2006 was included in net income and earnings per share. Comparatively, the impact on net income and earnings per share during 2005 that would have occurred if compensation expense would have been recognized based on the estimated fair value of the options on the date of grant is as follows:

(Dollars in thousands, except per share data)	2005

Reported net income	$4,617
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects of $0	(189)

Pro forma net income	$4,428

Reported basic earnings per share	$1.27
Reported diluted earnings per share	$1.24
Pro forma basic earnings per share	$1.21
Pro forma diluted earnings per share	$1.19

The Corporation’s equity awards are granted from the following plans: a 2000 Stock Incentive Plan (2000 Plan), a 1998 Independent Directors Stock Option Plan (1998 Plan) and a 1996 Stock Incentive Plan (1996 Plan), (collectively the Option Plans), a 2007 Long Term Incentive Plan (LTIP) and a 2007 Employee Stock Purchase Plan (ESPP).

All options available for grant under the 1998 and 1996 Plans have been granted. The 2000 Plan also allows for the granting of stock appreciation rights and restricted stock, none of which have been granted to date at December 31, 2007.

Shares reserved and available for issuance as of December 31, 2007, adjusted for stock dividends declared, were 141,093 for the 2000 Plan, 130,315 for the 1998 Plan, and 38,543 for the 1996 Plan. Shares reserved for future issuance under each plan are subject to adjustment in the event of specified changes in the Corporation’s capital structure. Options awarded under these plans to date have been granted with an exercise price equal to the fair value of the stock on the grant date, a minimum vesting period of six months and an expiration period of ten years. Upon exercise, the Corporation has historically issued authorized, but unissued, common stock to satisfy the options.

There were no options granted from the 2000 Plan in 2007. The grant-date fair value, adjusted for stock dividends declared, of options granted in 2006 was $6.62 compared to $6.22 for 2005. The fair value of the options awarded under the Option Plans is estimated on the date of grant using the Black-Scholes valuation model, which is dependent upon certain assumptions as presented below.

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

A summary of stock options activity from the Option Plans, adjusted for stock dividends declared, is shown below.

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2004	286,480	$11.79	5.0 years	$1,175
Granted	38,781	16.06
Exercised	(21,876)	10.75

Outstanding at December 31, 2005	303,385	$12.41	4.7 years	$1,312
Granted	551	17.14
Exercised	(19,731)	8.34

Outstanding at December 31, 2006	284,205	$12.70	4.0 years	$1,884
Granted	—	—
Exercised	(61,188)	11.31

Outstanding at December 31, 2007	223,017	$13.09	3.6 years	$879

Exerciseable at December 31, 2007	202,812	$12.79	3.2 years	$861

Intrinsic value represents the amount by which the market price of the stock on the measurement date exceeded the exercise price of the option. The intrinsic value of options exercised was $413,000 for 2007, $188,000 for 2006, and 119,000 for 2005. Cash received from such exercises during 2007 was $692,000 and the tax benefit recognized was $141,000. For 2006 cash received from exercises was $165,000 and the tax benefit recognized was $64,000, and for 2005 was $235,000 and the tax benefit recognized was $41,000.

As of December 31, 2007, total unrecognized compensation cost related to nonvested options was $43,000. The cost is expected to be recognized over a weighted average period of 1.3 years.

During the second quarter of 2007, shareholders approved, and the Corporation adopted the 2007 Long Term Incentive Plan (LTIP), with 175,000 shares reserved for future issuance. No shares of stock were awarded or stock options granted under the LTIP since inception.

Also during the second quarter of 2007, shareholders approved, and the Corporation adopted the 2007 Employee Stock Purchase Plan (ESPP), with 175,000 shares reserved for future issuance. On July 1, 2007, the first offering commenced for the ESPP and, at the end of the offering period, 3,783 shares were purchased from the open market and were reissued to participants.

The Corporation also maintains an Employee Stock Bonus Plan, administered by nonemployee members of the Corporation’s Board of Directors, under which the Corporation may issue shares of its common stock to employees as performance based compensation. As of December 31, 2007, 13,689 shares of common stock were reserved for possible issuance under this plan, subject to future adjustment in the event of specified changes in the Corporation’s capital structure. Under the Employee Stock Bonus Plan, no shares of stock were issued during 2007, 53 shares were issued during 2006, and no shares of stock were issued during 2005.

NOTE 13-Income Taxes

The provision for income taxes for the years ended December 31, consists of the following:

(dollars in thousands)	2007	2006	2005

Current tax provision:
Federal	$2,368	$2,154	$1,645
State	47	63	—
Deferred tax (benefit) provision	(235)	(372)	(93)

Total tax provision	$2,180	$1,845	$1,552

The differences between the effective income tax rate and the Federal statutory income tax rate are as follows:

(dollars in thousands)	2007	2006	2005

Statutory tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Tax-exempt interest income	(5.8)	(4.5)	(2.7)
Low income housing credits	(3.6)	(4.5)	(5.3)
Disallowed interest	0.9	0.6	0.2
Bank owned life insurance income	(1.1)	(1.3)	(1.5)
State income taxes, net of federal tax benefit	0.5	0.7	—
Other, net	0.6	0.7	0.5

Effective income tax rate	25.5%	25.7%	25.2%

The provision for income taxes includes ($2,000), ($27,000) and ($29,000) of applicable income tax benefit related to net investment security losses in 2007, 2006 and 2005, respectively.

Significant components of the Corporation’s deferred tax asset, included in other assets as of December 31, were as follows:

(dollars in thousands)	2007	2006

Deferred tax assets
Allowance for loan losses	$1,056	$919
Deferred compensation	466	393
Partnership investment amortization	905	734
Net unrealized losses on available-for-sale securities	—	125

Total deferred tax assets	2,427	2,171

Deferred tax liabilities
Deferred loan fees	333	258
Depreciation	93	189
Net unrealized gains on available-for-sale securities	147	—
Other, net	778	610

Total deferred tax liabilities	1,351	1,057

Net deferred tax asset	$1,076	$1,114

NOTE 14-Commitments to Extend Credit

In the normal course of business, the Corporation is a party to various financial transactions that are not funded as of the balance sheet date. Off-balance sheet financial instruments, which enable bank customers to meet their financing needs, are comprised mainly of commitments to extend credit and standby letters of credit. Standby letters of credit written are conditional commitments issued by PeoplesBank to guarantee the performance of a customer to a third party. The credit and market risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. To manage these risks the Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments and requires collateral to support these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2007 and 2006, for guarantees under standby letters of credit issued was not material. Normally, commitments to extend credit and letters of credit have fixed expiration dates or termination clauses, have specific rates and are for specific purposes. Many of the commitments are expected to expire without being extended; therefore, total commitment amounts do not necessarily represent future cash requirements.

The following is a summary of outstanding commitments:

	December 31,
(dollars in thousands)	2007	2006

Commitments to grant loans
Fixed rate	$14,200	$12,389
Variable rate	39,198	16,462

Unfunded commitments of existing loans
Fixed rate	$18,046	$21,696
Variable rate	86,543	65,665

Standby letters of credit	$3,381	$6,121

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

Noninterest bearing demand, NOW, money market and savings deposits—Fair values for noninterest bearing demand, NOW, money market and savings deposits approximate their carrying amounts.

Time deposits— The fair value for variable rate time deposits is deemed to approximate the carrying amount. The fair value for fixed rate time deposits is estimated by discounting expected future cash flows using rates offered for deposits of similar remaining maturities at the reporting date.

Long-term debt and Junior subordinated debentures—The fair value of fixed rate long-term debt is estimated by discounting estimated future cash flows using rates available to Codorus Valley, at the reporting date, for similar types of borrowings. The fair value of variable rate long-term debt approximates carrying amount.

Off-balance sheet instruments—Fair values for off-balance sheet instruments, such as commitments to extend credit and standby letters of credit, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These amounts were not considered to be material at December 31, 2007 and 2006.

The following table summarizes the carrying amounts and fair values of financial instruments at December 31, 2007 and 2006.

	2007		2006

(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets
Cash and equivalents	$39,053	$39,053	$35,372	$35,372
Securities, available-for-sale	80,921	80,921	73,423	73,423
Securities, held-to-maturity	3,448	3,624	7,503	7,840
Loans held for sale	1,778	1,803	1,687	1,714
Loans, net of allowance	442,285	440,456	402,447	396,770
Interest receivable	2,705	2,705	2,614	2,614

Financial liabilities
Noninterest bearing demand, NOW, money market and savings deposits	$257,828	$257,828	$254,879	$254,879
Time deposits	254,140	255,231	201,766	202,232
Long-term debt	20,350	20,191	35,029	34,846
Junior subordinated debentures	10,310	10,310	10,310	10,310
Interest payable	838	838	861	861

Off-balance sheet instruments	—	—	—	—

NOTE 17-Condensed Financial Information-Parent Company Only

Condensed Balance Sheets

	December 31,
(dollars in thousands)	2007	2006

Assets
Cash and due from banks	$672	$797
Securities, held-to-maturity	932	2,950
Investment in subsidiaries	54,760	48,641
Premises and equipment, net	3,700	3,834
Other assets	535	406

Total assets	$60,599	$56,628

Liabilities
Long-term debt	$10,310	$11,872
Long-term debt with subsidiary, PeoplesBank	1,736	1,819
Other liabilities	138	151

Total liabilities	12,184	13,842

Shareholders’ equity	48,415	42,786

Total liabilities and shareholders’ equity	$60,599	$56,628

Condensed Statements of Income

	Years ended December 31,
(dollars in thousands)	2007	2006	2005

Income
Interest from investment securities	$240	$390	$327
Dividends from subsidiary, PeoplesBank	1,444	1,853	1,554
Other	—	26	—

Total income	1,684	2,269	1,881

Expense
Interest expense on long-term debt	910	741	405
Occupancy of premises, net	65	88	92
Other	260	222	227

Total expense	1,235	1,051	724

Income before applicable income tax benefit and undistributed earnings of subsidiaries	449	1,218	1,157
Applicable income tax benefit	336	215	135

Income before undistributed earnings of subsidiaries	785	1,433	1,292
Undistributed earnings of subsidiaries	5,589	3,889	3,325

Net income	$6,374	$5,322	$4,617

Note 17-Condensed Financial Information-Parent Company Only (continued)

Condensed Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2007	2006	2005

Cash flows from operating activities
Net income	$6,374	$5,322	$4,617
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	156	165	171
Undistributed earnings of subsidiaries	(5,589)	(3,889)	(3,325)
Gain on sales of premises and equipment	—	(26)	—
Other, net	(161)	6	(70)

Net cash provided by operating activities	780	1,578	1,393

Cash flows from investing activities
Calls of securities, held-to-maturity	2,092	636	—
Additional investment in subsidiary, PeoplesBank	—	(7,000)	—
Investment in nonconsolidated subsidiary	—	(217)	—
Purchases of premises and equipment	(23)	(30)	—
Proceeds from sales of premises and equipment	—	32	—

Net cash provided by (used in) investing activities	2,069	(6,579)	—

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	7,217	—
Repayments of long-term debt	(1,645)	(156)	(158)
Dividends paid	(2,155)	(1,703)	(1,554)
Issuance of common stock	832	229	276
Cash paid in lieu of fractional shares	(6)	(13)	(6)

Net cash provided by (used in) financing activities	(2,974)	5,574	(1,442)

Net increase (decrease) in cash and cash equivalents	(125)	573	(49)
Cash and cash equivalents at beginning of year	797	224	273

Cash and cash equivalents at end of year	$672	$797	$224

Note 18-Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006.

	2007				2006

(dollars in thousands, except per share data)	Quarter				Quarter

	Fourth	Third	Second	First	Fourth	Third	Second	First

Interest income	$10,035	$10,090	$9,838	$9,206	$8,924	$8,658	$7,949	$7,788
Interest expense	4,419	4,741	4,748	4,581	4,358	4,123	3,504	3,092

Net interest income	5,616	5,349	5,090	4,625	4,566	4,535	4,445	4,696
Provision for loan losses	365	(35)	35	(919)	150	145	145	210
Noninterest income	1,446	1,399	1,375	1,227	1,374	1,237	1,416	1,195
Gain on sales of mortgages	40	51	63	94	113	61	61	88
Noninterest expense (1)	4,950	4,662	4,300	4,456	4,347	3,780	3,842	3,921

Income before taxes and securities’ loss	1,787	2,172	2,193	2,409	1,556	1,908	1,935	1,848
Loss on sales of securities	—	—	(7)	—	(80)	—	—	—

Income before income taxes	1,787	2,172	2,186	2,409	1,476	1,908	1,935	1,848
Provision for income taxes	450	531	559	640	345	501	512	487

Net income	$1,337	$1,641	$1,627	$1,769	$1,131	$1,407	$1,423	$1,361

Net income per common share:
Basic	$0.36	$0.44	$0.44	$0.48	$0.31	$0.38	$0.39	$0.37
Diluted	$0.35	$0.43	$0.43	$0.47	$0.30	$0.38	$0.38	$0.36

(1) Noninterest expense for the fourth quarter of 2007 increased $603,000 or 14 percent above the same quarter for 2006. The fourth quarter included an infrequent prepayment penalty expense for $252,000, which resulted from paying off the remaining $3 million balance of a Federal Home Loan Bank advance prior to maturity. A $308,000 or 15 percent increase in wage expense due to staff additions to support business growth also contributed to the increase in noninterest expense for the fourth quarter of 2007.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Codorus Valley Bancorp, Inc.
York, Pennsylvania

          We have audited the accompanying consolidated balance sheets of Codorus Valley Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. Codorus Valley Bancorp, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Codorus Valley Bancorp, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

           As discussed in Note 12 to the consolidated financial statements, Codorus Valley Bancorp, Inc. changed its method of accounting for share-based payments in 2006.

Beard Miller Company LLP
Harrisburg, Pennsylvania
March 11, 2008

Item 9:	Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A(T):	Controls and procedures

The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures performed as of December 31, 2007, the Chief Executive and Chief Financial Officers of the Corporation concluded that the Corporation’s disclosure controls and procedures were adequate. The Chief Executive and Chief Financial Officers are not aware of any changes in internal controls over financial reporting or in other factors that has materially affected these controls subsequent to December 31, 2007, the date of their evaluation.

A Report of Management’s Assessment of Internal Control Over Financial Reporting is located on page 38 of this Annual Report.

Item 9B:	Other Information

None.

PART III

Item 10:	Directors, executive officers and corporate governance of Codorus Valley Bancorp, Inc.

Information appearing in the Proxy Statement relating to the 2008 Annual Meeting of Shareholders to be held May 20, 2008 (Proxy Statement), under the captions “Information about Nominees and Continuing Directors,” “Executive Officers,” and “Governance of the Corporation” is incorporated by reference in response to this item.

The Corporation has adopted a Code of Business Conduct and Ethics (Code of Ethics) as defined in Item 406 of Regulation S-K. The Code of Ethics was filed as Exhibit 14 to a Form 8-K, filed with the SEC on March 3, 2008, and is incorporated by reference in response to this item. The Code of Ethics is also published on PeoplesBank’s website at www.peoplesbanknet.com, under the Investor Relations tab.

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

Based solely on its review of the copies of Forms 3, 4 and 5 and amendments thereto received by it, or written representations from certain reporting persons that no Form 5 was required for that reporting person, the Corporation believes that during the period from January 1, 2007 through December 31, 2007, its officers and directors were in compliance with all filing requirements applicable to them except for Rodney L. Krebs who filed a Form 4 one day late as disclosed in the 2008 Proxy Statement.

Item 11:	Executive compensation

Information appearing in the Proxy Statement, under the captions “Executive Compensation,” “Director Compensation” and “Compensation Committee Report” is incorporated by reference in response to this item.

Item 12:	Security ownership of certain beneficial owners and management and related shareholder matters

Information appearing in the Proxy Statement, under the caption “Share Ownership,” “Outstanding Equity Awards at Fiscal Year End” and “Potential Payments Upon Termination or Change of Control” is incorporated by reference in response to this item.

Item 13:	Certain relationships and related transactions, and director independence

Information appearing in the Proxy Statement, under the captions “Related Person Transactions” and “Governance of the Corporation” is incorporated by reference in response to this item.

Item 14:	Principal accountant fees and services

Information appearing in the Proxy Statement, under the caption “Independent Registered Public Accounting Firm,” is incorporated by reference in response to this item.

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

3.	Exhibits filed as part of 10-K pursuant to Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit
3(i)	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 14, 2005.)

3(ii)	Amended By-laws (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 15, 2007.)

4	Rights Agreement dated as of November 4, 2005 (Incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 8, 2005.)

10.1	1996 Stock Incentive Plan (Incorporated by reference to Exhibit 99 of Registration Statement No. 333-09277 on Form S-8, filed with the Commission on July 31, 1996.)

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

10.20	Leadership Cash Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 20, 2007.)

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 3, 2008.)

21	List of subsidiaries of Codorus Valley Bancorp, Inc.

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the authorized undersigned.

Codorus Valley Bancorp, Inc. (Registrant)

/s/ Larry J. Miller

Larry J. Miller, Vice-Chairman,	Date: March 11, 2008
President and Chief Executive Officer

Under the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signature and Capacity

/s/ Rodney L. Krebs	Chairman of the Board of	3/11/08

Rodney L. Krebs	Directors and Director

/s/ Larry J. Miller	President, Chief Executive Officer,	3/11/08

Larry J. Miller	Vice-Chairman of the Board of
(Principal Executive Officer)	Directors and Director

	Director	3/11/08

D. Reed Anderson, Esq.

/s/ MacGregor S. Jones	Director	3/11/08

MacGregor S. Jones

/s/ William H. Simpson	Director	3/11/08

William H. Simpson

	Director	3/11/08

Dallas L. Smith

/s/ Donald H. Warner	Director	3/11/08

Donald H. Warner

/s/ Michael L. Waugh	Director	3/11/08

Michael L. Waugh

/s/ Jann A. Weaver	Treasurer and Assistant Secretary	3/11/08

Jann A. Weaver
(Principal Financial and Accounting Officer)

/s/ Harry R. Swift	Vice President and Secretary	3/11/08

Harry R. Swift, Esq.

/s/ Diane E. Hill	Vice President	3/11/08

Diane E. Hill

Exhibit Index

Exhibit Number	Description of Exhibit	original Form 10-K

3(i)	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 14, 2005.)

3(ii)	Amended By-laws (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 15, 2007.)

4	Rights Agreement dated as of November 4, 2005 (Incorporated by reference to Exhibit 4 of the Registrant’s Current Report on Form 8-K, filed with the Commission on November 8, 2005.)

10.1	1996 Stock Incentive Plan (Incorporated by reference to Exhibit 99 of Registration Statement No. 333-09277 on Form S-8, filed with the Commission on July 31, 1996.)

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

10.20	Leadership Cash Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 20, 2007.)

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 3, 2008.)

21	List of subsidiaries of the Codorus Valley Bancorp, Inc.	77

23	Consent of Independent Registered Public Accounting Firm	78

24	Power of Attorney	79- 80

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	81

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	82

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	83