Form 10-Q
period 2008-03-31
CODORUS VALLEY BANCORP INC
filed 2008-05-14
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number: 0-15536
CODORUS VALLEY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2428543

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105 Leader Heights Road, P.O. Box 2887, York, Pennsylvania	17405

(Address of principal executive offices)	( Zip code)
717-747-1519
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year,
if changed since the last report.)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On April 22, 2008, 3,941,411 shares of common stock, par value $2.50, were outstanding, which includes the effect of the 5 percent stock dividend declared April 8, 2008.

Codorus Valley Bancorp, Inc.
Form 10-Q Index

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Codorus Valley Bancorp, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
(dollars in thousands, except per share data)	2008	2007

Assets
Interest bearing deposits with banks	$110	$118
Cash and due from banks	12,934	13,946
Federal funds sold	24,108	24,989

Total cash and cash equivalents	37,152	39,053
Securities available-for-sale	81,319	80,921
Securities held-to-maturity (fair value $2,545 for 2008 and $3,624 for 2007)	2,431	3,448
Loans held for sale	2,193	1,778
Loans (net of deferred fees of $343 in 2008 and $315 in 2007)	462,993	445,719
Less-allowance for loan losses	(3,592)	(3,434)

Net loans	459,401	442,285
Premises and equipment, net	10,654	10,252
Other assets	16,467	16,870

Total assets	$609,617	$594,607

Liabilities
Deposits
Noninterest bearing	$53,486	$46,719
Interest bearing	471,213	465,249

Total deposits	524,699	511,968
Long-term debt	20,063	20,350
Junior Subordinated debentures	10,310	10,310
Other liabilities	4,876	3,564

Total liabilities	559,948	546,192

Shareholders’ equity
Preferred stock, par value $2.50 per share; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $2.50 per share; 10,000,000 shares authorized; 3,931,734 shares issued and outstanding on 3/31/08 and 3,738,950 on 12/31/07	9,829	9,347
Additional paid-in capital	35,072	32,516
Retained earnings	3,605	6,267
Accumulated other comprehensive income	1,163	285

Total shareholders’ equity	49,669	48,415

Total liabilities and shareholders’ equity	$609,617	$594,607

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Income

	Three months ended March 31,
(dollars in thousands, except per share data)	2008	2007

Interest income
Loans, including fees	$8,213	$7,907
Investment securities
Taxable	647	701
Tax-exempt	314	287
Dividends	15	55
Federal funds sold	207	254
Other	1	2

Total interest income	9,397	9,206
Interest expense
Deposits	3,587	3,991
Long-term debt	369	590

Total interest expense	3,956	4,581

Net interest income	5,441	4,625
Provision for (recovery of) loan losses	150	(919)

Net interest income after provision (recovery of) for loan losses	5,291	5,544
Noninterest income
Trust and investment services fees	314	324
Service charges on deposit accounts	520	454
Mutual fund, annuity and insurance sales	488	278
Income from bank owned life insurance	67	66
Other income	122	105
Gain on sales of mortgages	60	94

Total noninterest income	1,571	1,321
Noninterest expense
Personnel	2,858	2,536
Occupancy of premises, net	380	353
Furniture and equipment	350	340
Postage, stationery and supplies	109	109
Professional and legal	56	62
Marketing and advertising	72	71
Other	972	985

Total noninterest expense	4,797	4,456

Income before income taxes	2,065	2,409
Provision for income taxes	542	640

Net income	$1,523	$1,769

Net income per share, basic	$0.39	$0.46
Net income per share, diluted	$0.38	$0.45

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Cash Flows

	Three months ended
	March 31,
(dollars in thousands)	2008	2007

Cash flows from operating activities
Net income	$1,523	$1,769
Adjustments to reconcile net income to net cash provided by operations
Depreciation	275	284
Provision for (recovery of) loan losses	150	(919)
Amortization of investment in real estate partnership	131	126
Increase in cash surrender value of life insurance investment	(67)	(66)
Originations of held for sale mortgages	(5,274)	(5,154)
Proceeds from sales of held for sale mortgages	4,919	6,775
Gain on sales of held for sale mortgages	(60)	(94)
Loss on sales of foreclosed real estate	0	2
Stock-based compensation expense	16	8
(Increase) decrease in accrued interest receivable and other assets	(123)	316
Increase in accrued interest payable and other liabilities	609	638
Other, net	(38)	9

Net cash provided by operating activities	2,061	3,694
Cash flows from investing activities
Securities available-for-sale
Purchases	(3,596)	(6,489)
Maturities and calls	4,488	1,608
Securities, held-to-maturity, calls	1,036	2,604
Decrease in restricted investment in bank stock	44	5
Net increase in loans made to customers	(17,238)	(19,983)
Purchases of premises and equipment	(680)	(136)
Proceeds from sales of foreclosed real estate	0	36

Net cash used in investing activities	(15,946)	(22,355)
Cash flows from financing activities
Net (decrease) increase in demand and savings deposits	(11,433)	12,271
Net increase in time deposits	24,164	12,380
Repayment of long-term debt	(287)	(2,296)
Dividends paid	(524)	(473)
Issuance of common stock	75	0
Purchase of treasury stock	(66)	0
Reissuance of treasury stock	55	0

Net cash provided by financing activities	11,984	21,882

Net (decrease) increase in cash and cash equivalents	(1,901)	3,221
Cash and cash equivalents at beginning of year	39,053	35,372

Cash and cash equivalents at end of period	$37,152	$38,593

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except share data)	Stock	Capital	Earnings	Income (Loss)	Stock	Total

For the three months ended March 31, 2008

Balance, December 31, 2007	$9,347	$32,516	$6,267	$285		$48,415
Cumulative effect adjustment for adoption of EITF Issue No. 06-04			(703)			(703)
Comprehensive income:
Net income			1,523			1,523
Other comprehensive income, net of tax:
Unrealized gains on securities, net				878		878

Total comprehensive income						2,401
Cash dividends ($.133 per share, adjusted)			(524)			(524)
5% stock dividend - 187,225 shares at fair value	468	2,490	(2,958)			0
Purchase of 3,783 shares for treasury					(66)	(66)
Stock-based compensation		16				16
Issuance of common stock 5,559 shares under stock option plan	14	61				75
Re-issuance of 3,783 shares under Employee Stock Purchase Plan		(11)			66	55

Balance, March 31, 2008	$9,829	$35,072	$3,605	$1,163	$0	$49,669

For the three months ended March 31, 2007

Balance, December 31, 2006	$8,757	$28,839	$5,434	$(244)		$42,786
Comprehensive income:
Net income			1,769			1,769
Other comprehensive income, net of tax:
Unrealized gains on securities, net				193		193

Total comprehensive income						1,962
Cash dividends ($.122 per share, adjusted)			(473)			(473)
5% stock dividend - 175,146 shares at fair value	438	2,942	(3,380)			0
Stock-based compensation		8				8

Balance, March 31, 2007	$9,195	$31,789	$3,350	$(51)		$44,283

See accompanying notes.

Notes to Consolidated Financial Statements
Note 1—Basis of Presentation
The interim financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial condition and results of operations for the reported periods, and are of a normal and recurring nature.
These statements should be read in conjunction with the notes to the audited financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.
Note 2—Significant Accounting Policies
Stock dividend and per share computations
All per share computations include the effect of stock dividends declared, including a 5 percent stock dividend declared April 8, 2008. The weighted average number of shares of common stock outstanding used for basic and diluted calculations are provided below.

	Three months ended
	March 31,
(in thousands, except per share data)	2008	2007

Net income	$1,523	$1,769

Weighted average shares outstanding (basic)	3,928	3,862
Effect of dilutive stock options	51	95

Weighted average shares outstanding (diluted)	3,979	3,957

Basic earnings per share	$.39	$.46
Diluted earnings per share	$.38	$.45
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

	Three months ended
	March 31,
(Dollars in thousands)	2008	2007

Unrealized holding gains arising during the period	$1,330	$292
Reclassification adjustment for (gains) losses included in income	0	0

Net unrealized gains	1,330	292
Tax effect	(452)	(99)

Net of tax amount	$878	$193

Recent Accounting Pronouncements
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (Statement 161). Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.
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
In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Effective January 1, 2008, the Corporation adopted FASB Statement No. 157. Refer to Note 9 for disclosure required as a result of adoption.
In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-2 is finalized. The Company elected to delay the application of SFAS 157 to nonfinancial assets and liabilities.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The Corporation adopted SFAS No. 159 and did not elect the fair value option for any financial assets or financial liabilities at this time.
In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The EITF requires that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. Implementation is required in fiscal years beginning after December 15, 2007, with early adoption permitted. Management has elected the cumulative-effect adjustment method under EITF Issue No. 06-4 and recorded a one time charge of $703,000 to retained earnings on January 1, 2008. Recognition of the current liability as an expense through the income statement is expected to approximate $56,000 for 2008.
Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, "Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. Effective January 1, 2008, the Corporation adopted SAB 110 and has determined that it is immaterial to the consolidated financial statements.
Note 3—Deposits
The composition of deposits on March 31, 2008 and December 31, 2007, was as follows:

	March 31,	December 31,
(Dollars in thousands)	2008	2007

Noninterest bearing demand	$53,486	$46,719
NOW	50,209	44,086
Money market	122,602	148,832
Savings	20,098	18,191
Time CDs less than $100,000	177,277	173,674
Time CDs $100,000 or more	101,027	80,466

Total deposits	$524,699	$511,968

Note 4—Long-term Debt
A summary of long-term debt at March 31, 2008 and December 31, 2007 follows:

	March 31,	December 31,
(Dollars in thousands)	2008	2007

Obligations of PeoplesBank to FHLBP
Due 2009, 3.47%, convertible quarterly after December 2006	$5,000	$5,000
Due 2010, 4.32%	6,000	6,000
Due 2011, 4.30%, amortizing	4,172	4,240
Due 2012, 4.25%, amortizing	1,576	1,663
Due 2013, 3.46%, amortizing	2,798	2,921
Obligations of Codorus Valley Bancorp, Inc.
Due 2011, floating rate based on 1 month LIBOR plus 1.50%, amortizing	3,093	3,093
Due 2036, floating rate based on 3 month LIBOR plus 1.54%, amortizing	7,217	7,217

	29,856	30,134
Capital lease obligation	517	526

Total long-term debt	$30,373	$30,660

PeoplesBank’s obligations to Federal Home Loan Bank of Pittsburgh (FHLBP) are fixed rate and fixed/floating (convertible) rate instruments. The FHLBP has an option on the convertible borrowings to convert the rate to a floating rate after the expiration of a specified period. The floating rate is based on the LIBOR index plus a spread. If the FHLBP elects to exercise its conversion option, PeoplesBank may repay the converted loan without a prepayment penalty.
Note 5—Regulatory Matters
Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on Codorus Valley’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Codorus Valley and PeoplesBank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators.
Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to year-to-date average assets (leverage ratio). Management believes that Codorus Valley and PeoplesBank were well capitalized on March 31, 2008, based on FDIC capital guidelines.

			Minimum for		Well Capitalized
	Actual		Capital Adequacy		Minimum*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Codorus Valley Bancorp, Inc. (consolidated)
at March 31, 2008
Capital ratios:
Tier 1 risk based	$58,112	11.76%	$19,766	4.0%	n/a	n/a
Total risk based	61,704	12.49	39,531	8.0	n/a	n/a
Leverage	58,112	9.70	23,962	4.0	n/a	n/a

at December 31, 2007
Capital ratios:
Tier 1 risk based	$57,727	12.14%	$19,022	4.0%	n/a	n/a
Total risk based	61,161	12.86	38,043	8.0	n/a	n/a
Leverage	57,727	9.84	23,473	4.0	n/a	n/a

PeoplesBank, A Codorus Valley Company
at March 31, 2008
Capital ratios:
Tier 1 risk based	$54,223	11.05%	$19,632	4.0%	$29,449	6.0%
Total risk based	57,815	11.78	39,265	8.0	49,081	10.0
Leverage	54,223	9.11	23,809	4.0	29,761	5.0

at December 31, 2007
Capital ratios:
Tier 1 risk based	$53,759	11.39%	$18,885	4.0%	$28,328	6.0%
Total risk based	57,183	12.11	37,770	8.0	47,213	10.0
Leverage	53,759	9.22	23,324	4.0	29,155	5.0

*	To be well capitalized under prompt corrective action provisions.
Note 6—Stock-Based Compensation
A summary of activity from all stock option plans, adjusted for stock dividends declared, is shown below.

		Weighted Average	Weighted Average	Aggregate
		Exercise Price	Remaining	Intrinsic Value
	Options	Per Share	Contractual Term	($000)

Outstanding at January 1, 2008	234,168	$12.46	3.6 years	$879
Granted	—	—
Exercised	(5,837)	11.04

Outstanding at March 31, 2008	228,331	$12.50	3.4 years	$678

Exerciseable at March 31, 2008	212,715	$12.29	3.1 years	$676

As of March 31, 2008, total unrecognized compensation cost related to nonvested options was $37,000. The cost is expected to be recognized over a weighted average period of 1.2 years.
Note 7—Contingent Liabilities
Management is not aware of any material contingent liabilities on March 31, 2008.

Note 8—Guarantees
Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the PeoplesBank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $3,362,000 of standby letters of credit outstanding on March 31, 2008, compared to $3,381,000 on December 31, 2007. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding letters of credit. The current amount of the liability as of March 31, 2008 and December 31, 2007, for guarantees under standby letters of credit issued, is not material.
Note 9—Fair Values of Financial Instruments
In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. Statement 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Statement primarily resulted in expansion of disclosures pertaining to the methods used to determine fair values for the Company.
Statement 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy under Statement 157 are as follows:
Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.
Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).
For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

		Fair Value Measurements at March 31, 2008 Using
		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
(dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)

Securities available-for-sale	$81,319	$47,295	$34,024	—
Loans held for sale	2,193	2,193	—	—
Impaired loans	16,118	—	—	16,118

Total	$99,630	$49,488	$34,024	$16,118

A description of the valuation methodologies as of March 31, 2008 for the above listed assets follows.
Securities available-for-sale: Fair values of securities available-for-sale were based on quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Unrealized gains and losses related to securities available-for-sale are reported as a component of other comprehensive income.
Loans held for sale: Fair values of loans held for sale are based on quoted market prices and reported at the lower of cost or fair value, as determined in the aggregate. The amount, by which cost exceeds fair value, if any, is accounted for as a valuation allowance and is charged to expense in the period of change. There was no valuation allowance established as of March 31, 2008.
Impaired loans: Loans included in the preceding table are those that are accounted for under SFAS 114, “Accounting by Creditors for Impairment of a Loan,” in which the Company has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third party appraisals of the properties. A portion of the allowance for loan losses is allocated to impaired loans if the value of the collateral supporting such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when Management believes that the uncollectability of a loan is confirmed. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. The fair value consists of loan balances less valuation allowances as determined under SFAS 114.
During the first quarter of 2008, certain impaired loans were re-evaluated resulting in a remaining balance for impaired loans, net of specific allowance, of $16,118,000 at March 31, 2008, compared to $14,403,000 at December 31, 2007. The Company received payments on impaired loans and other credits of $277,000; added $2,252,000 of additional impaired loans during the reported quarter; and allocated an additional $260,000 of the allowance for loan losses to impaired loans.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for Codorus Valley Bancorp, Inc. (Codorus Valley or the Corporation), a bank holding company, and its wholly owned subsidiary, PeoplesBank, A Codorus Valley Company (PeoplesBank), are provided below. Codorus Valley’s consolidated financial condition and results of operations consist almost entirely of PeoplesBank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future.
Forward-looking statements:
Management of the Corporation has made forward-looking statements in this Form 10-Q. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of the Corporation and its subsidiaries. When words such as “believes,” “expects,” “anticipates” or similar expressions occur in the Form 10-Q, management is making forward-looking statements.
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
•	operating, legal and regulatory risks;

•	economic, political and competitive forces affecting banking, securities, asset management and credit services businesses; and

•	the risk that management’s analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.
The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents that Codorus Valley files periodically with the Securities and Exchange Commission.
Critical accounting estimates:
Disclosure of Codorus Valley’s significant accounting policies is included in Note 1 to the consolidated financial statements of the 2007 Annual Report on Form 10-K for the period ended December 31, 2007. Some of these policies require management to make significant judgments, estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities.
Management makes significant estimates in determining the allowance for loan losses. Management considers a variety of factors in establishing this estimate such as current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, financial and managerial strengths of borrowers, adequacy of collateral, if collateral dependent, and present value of future cash flows and other relevant factors. Estimates related to the value of collateral also have a significant impact on whether or not management continues to accrue income on delinquent loans and on the amounts at which foreclosed real estate is recorded on the statement of financial condition. Additional information is contained in Management’s Discussion and Analysis regarding critical accounting estimates, including the provision and allowance for loan losses, located on pages 16 and 21 of this Form 10-Q.
Effective January 1, 2008, the Corporation adopted FASB Statement No. 157, which is disclosed in this report under Note 9—Fair Values of Financial Instruments. Statement No. 157 expands disclosures pertaining to the methods used to determine fair values and establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure the fair value of selected assets and liabilities. Also on January 1, 2008, the Corporation adopted the FASB’s Emerging Issues Task Force Issue No. 06-4 that pertains to recognizing a liability related to postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The impact of adopting EITF Issue No. 06-4 is disclosed in this report under the Recent Accounting Pronouncements section of Note 2—Significant Accounting Policies.
Management discussed the development and selection of critical accounting estimates and related Management Discussion and Analysis disclosure with the Audit Committee. There were no material changes made to the critical accounting estimates during the periods presented within this report.
Three months ended March 31, 2008,
compared to three months ended March 31, 2007
FINANCIAL HIGHLIGHTS
The Corporation earned $1,523,000 or $.39 per share ($.38 diluted) for the three-month period ended March 31, 2008, compared to $1,769,000 or $.46 per share ($.45 diluted), for the same period of 2007, representing a $246,000 or 14 percent decrease. The first quarter of 2007 included the favorable impact of an $839,000 pre-tax ($554,000 after-tax) recovery of loan losses that were incurred by PeoplesBank during 2002-2003. Due to the adequacy of the allowance for loan losses at March 31, 2007, the full amount of the recovery was recorded as a reduction to the loan loss provision at that time.
On a comparable basis, net income for quarter ended March 31, 2008 increased $308,000 or 25 percent above first quarter 2007 adjusted ($1,769,000 less $554,000 for the after-tax effect of the loan loss recovery described above). The increase in current quarter earnings was attributable to increases in net interest income and noninterest income, which more than offset an increase in noninterest expense. The increase in net interest income was due to a larger volume of earning assets, principally loans, and a decrease in funding costs, particularly floating rate money market and time deposits, whose rates declined in response to aggressive interest rate cuts by the Federal Open Market Committee of the Federal Reserve. The recovery of interest income from two delinquent commercial loans also positively impacted net interest income. The increase in noninterest income was primarily attributable to an increase in fees and commissions from the sale of mutual fund, annuity and insurance products. The increase in noninterest expense was primarily attributable to an increase in personnel expense, which reflected staff additions to support planned business growth.
Net income as a percentage of average shareholders’ equity (ROE) was 12.49 percent for the first three months (annualized) of 2008, compared to 16.13 percent for the same period of 2007. Net income as a percentage of average total assets (ROA) was 1.02 percent for the first three months (annualized) of 2008, compared to 1.28 percent for the same period of 2007. Both ratios for 2007 were favorably impacted by the aforementioned recovery of loan losses. The efficiency ratio was 66.3 percent for the first quarter of 2008, compared to 72.3 percent for the same quarter of 2007. Last year’s ratio was higher than normal as a result of recognizing an infrequent $185,000 loan prepayment penalty expense on the early pay-down of a $2 million Federal Home Loan Bank advance. An increase in the level of net operating revenue for the current quarter also contributed to the decrease in the efficiency ratio.
On March 31, 2008, nonperforming assets as a percentage of total loans and net foreclosed real estate were 2.24 percent, compared to 0.99 percent at March 31, 2007. Information regarding nonperforming assets is provided in the Risk Management section of this report, including Table 3—Nonperforming Assets. Based on a recent evaluation of probable loan losses and the current loan portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on March 31, 2008. An analysis of the allowance is provided in Table 4—Analysis of Allowance for Loan Losses.
Throughout the current period Codorus Valley maintained a capital level well above minimum regulatory quantitative requirements. Currently, there are three federal regulatory definitions of capital that take the form of minimum ratios. Note 5—Regulatory Matters, shows that the Corporation and PeoplesBank were well capitalized on March 31, 2008.
A more detailed analysis of the factors and trends affecting corporate earnings follows.
INCOME STATEMENT ANALYSIS
Net interest income
Net interest income for the three-month period ended March 31, 2008, was $5,441,000, an increase of $816,000 or 18 percent above the same period in 2007 due to a larger volume of earning assets and lower funding costs. Earning assets averaged $554 million and yielded 6.94 percent (tax equivalent basis) for the first quarter of 2008, compared to $516 million and 7.36%, respectively, for 2007. The $38 million or 7 percent increase in average earning assets was the result of loan growth within the home equity, commercial and mortgage loan categories. The current quarter also included the recovery of interest income and fees from two delinquent commercial loans. Approximately $179,000 of the interest income recovery pertained to amounts due from 2007.
For the first three months of 2008, total interest expense decreased $625,000 or 14 percent, compared to 2007 due primarily to lower market interest rates. Total interest bearing liabilities averaged $502 million at an average rate of 3.17 percent for the current quarter, compared to $463 million and 4.01 percent, respectively, for 2007. The $39 million or 8 percent increase in interest bearing liabilities was driven by an increase in deposits, principally time deposits. During the current quarter deposit customers continued to replace floating rate money market and time deposits with fixed rate time deposits to increase their return. The decline in loan yields and deposit rates, particularly floating rate products, reflected a series of interest rate cuts by the Federal Reserve that began in September 2007 to stimulate the US economy. The cost of the Corporation’s long-term debt decreased $221,000 or 37 percent, compared to the first quarter of 2007 due to a decrease in volume, which resulted from a scheduled maturity that was not refinanced and the pay-off of two borrowings prior to maturity that occurred in 2007.
The net interest margin, on a tax equivalent basis, was 4.07 percent for the first quarter of 2008, compared to 4.17 percent for the fourth quarter of 2007 and 3.76 percent for the first quarter of 2007.
Provision for loan losses
For quarter ended March 31, 2008, the provision for loan losses was $150,000, which reflected business loan growth and bolstering the allowance against a sluggish US economy and a continued downturn in real estate markets. Comparatively, the Corporation recorded a $919,000 recovery (credit) for the first quarter of 2007. In February 2007, PeoplesBank recovered $839,000, representing its portion of a $12 million restitution fund created in settlement of a claim by the United States Department of Justice against the Bank of New York. The funds substantially reimbursed PeoplesBank for losses that it incurred in 2002 and 2003 that pertained to a group of related equipment leasing contracts that PeoplesBank acquired through a third-party broker. The Bank of New York was escrow agent for payment under those contracts.
Noninterest income
The following table presents the components of total noninterest income for the first quarter of 2008, compared to the first quarter of 2007.
Table 1 - Noninterest income

	Three months ended		Change
	March 31		Increase (Decrease)
(dollars in thousands)	2008	2007	$	%

Trust and investment services fees	$314	$324	$(10)	(3)%
Service charges on deposit accounts	520	454	66	15
Mutual fund, annuity and insurance sales	488	278	210	76
Income from bank owned life insurance	67	66	1	2
Other income	122	105	17	16
Gain on sales of mortgages	60	94	(34)	(36)

Total noninterest income	$1,571	$1,321	$250	19%

The discussion that follows addresses changes in selected categories of noninterest income.
Trust and investment services fees—For the first three months of 2008, trust fees were slightly below the same period in 2007, due in part to the transfer of selected accounts to Codorus Valley Financial Advisors (reference mutual fund, annuity and insurance sales below).
Service charges on deposit accounts—For the first three months of 2008, service charges on deposit accounts increased $66,000 or 15 percent above the same period in 2007. The increase was due to an increase in check card (i.e., debit card) interchange income in response to increased customer usage. An increase in income from NSF fees, due to a larger volume of overdrafts and an increase in the number of checking accounts, also contributed to the increase in service charges.
Mutual fund, annuity and insurance sales—For the first three months of 2008, income from the sale of mutual funds, annuities and insurance products by Codorus Valley Financial Advisors, a subsidiary of PeoplesBank, increased $210,000 or 76 percent above the same period in 2007 due primarily to an increase in sales. The transfer of accounts from the trust division, as previously described, also contributed to the increase.
Gains on sales of mortgages—For the first three months of 2008, gains from the sale of mortgages decreased $34,000 or 36 percent below the same period in 2007, due largely to management’s decision to retain a portion of loan production in the portfolio to increase interest income.
Noninterest expense
The following table presents the components of total noninterest expense for the first quarter of 2008, compared to the first quarter of 2007.
In the period ahead, it is probable that noninterest expense will increase as a result of planned franchise expansion, investment in technology, and the assessment of fees on the banking industry by the Federal Deposit Insurance Corporation (FDIC).
Table 2 - Noninterest expense

	Three months ended		Change
	March 31		Increase (Decrease)
(dollars in thousands)	2008	2007	$	%

Personnel	$2,858	$2,536	$322	13%
Occupancy of premises, net	380	353	27	8
Furniture and equipment	350	340	10	3
Postage, stationery and supplies	109	109	0	0
Professional and legal	56	62	(6)	(10)
Marketing and advertising	72	71	1	1
Other	972	985	(13)	(1)

Total noninterest expense	$4,797	$4,456	$341	8%

The discussion that follows addresses changes in selected categories of noninterest expense.
Personnel—For the first three months of 2008, personnel expense, comprised of wages, payroll taxes and employee benefits, increased $322,000 or 13 percent above the same period in 2007 due primarily to staff additions associated with planned business growth.
Occupancy of premises, net—For the first three months of 2008, occupancy expense increased $27,000 or 8 percent above the same period in 2007 due primarily to the addition of the Hunt Valley office in January 2008 and increased energy costs.
Marketing and advertising—For the first three months of 2008, marketing expense was flat compared to the prior period due to timing. Planned marketing and advertising expense for the year 2008, to promote products and franchise expansion, is expected to exceed 2007.
Other—For the first three months of 2008, other expense decreased $13,000 or 1 percent below the same period in 2007. The first quarter of 2007 included an infrequent $185,000 loan prepayment penalty expense on the early pay-down of a $2 million Federal Home Loan Bank advance. The Corporation paid down the advance, which had an above market interest rate, to reduce interest expense in future periods. On a comparable basis, other expense for the first quarter of 2008 increased $172,000 or 22 percent above 2007. The increase was due in part to an increase in carrying costs pertaining to other real estate owned (recovery of these costs is anticipated when the property is ultimately sold), increased servicing costs, a fee assessment imposed on all banks by the FDIC, and a nonrecurring $30,000 contribution to a local municipality in lieu of public improvements.
Income taxes
The provision for income tax was $542,000 for the current three-month period, compared to $640,000 for the same period in 2007. The $98,000 or 15 percent decrease in the tax provision was the result of a 14 percent decrease in pretax income. Codorus Valley’s effective federal income tax rate was 25 percent and 26 percent, respectively, for quarters ended March 31, 2008, and 2007. The marginal federal income tax rate was 34 percent for both periods.
BALANCE SHEET REVIEW
Investment securities
On March 31, 2008, the fair value of the securities available-for-sale portfolio totaled $81 million, which was approximately the same as for year-end 2007. On March 31, 2008, the available-for-sale portfolio was comprised of the following securities mix based on amortized cost: tax-exempt municipal bonds (40%), US agency mortgage-backed bonds (35%), US agency bonds (23%) and restricted stock of the Federal Home Loan Bank and Atlantic Central Bankers Bank (2%).
On March 31, 2008, the securities held-to-maturity portfolio, recorded at amortized cost, was approximately $2.4 million, compared to approximately $3.4 million for year-end 2007. The decrease in the portfolio was the result of a $1 million (par) security being called by the issuer exercising its call option. The held-to-maturity portfolio for both periods consisted of fixed rate, junior subordinated debt instruments issued by commercial bank holding companies with call provisions that mature in years 2026-2028. In the period ahead, it is probable that more of these high yielding investments will be called by issuers based on the current level of market interest rates. If such calls occur, the calls will be at a premium; however, reinvestment yields are expected to be significantly lower.

Loans
On March 31, 2008, total loans were $463 million, an increase of $17 million or 4 percent above year-end 2007. The increase was primarily attributable to an increase in commercial loans. The average yield (tax-equivalent basis) earned on total loans was 7.43 percent for the first quarter of 2008, compared to 7.89 percent for the fourth quarter of 2007 and 7.80 percent for the first quarter of 2007. The decline in loan yields, particularly floating rate loans, reflected a series of interest rate cuts by the Federal Reserve that began in September 2007.
Deposits
On March 31, 2008, total deposits were approximately $525 million, an increase of $13 million or 2.5 percent above year-end 2007. The increase in deposits, as shown in Note 3—Deposits, occurred primarily in time deposits and secondarily in demand deposits. In contrast, money market deposit balances continued to decrease during the current quarter in response to decreasing short-term market interest rates influenced by Federal Reserve monetary policy. To increase return, some money market customers re-allocated their funds out of money market deposits into time deposits. Others chose to re-invest in annuity products with guaranteed returns under an account management arrangement with Codorus Valley Financial Advisors. The average rate paid on interest-bearing deposits was 3.06 percent for the first quarter of 2008, compared to 3.47 percent for the fourth quarter of 2007 and 3.87 percent for the first quarter of 2007.
Long-term debt
On March 31, 2008, long-term debt totaled $30 million, which was substantially the same amount as year-end 2007. A listing of outstanding long-term debt obligations is provided in Note 4—Long-term Debt.
Shareholders’ equity and capital adequacy
Shareholders’ equity or capital enables Codorus Valley to maintain asset growth and absorb losses. Total shareholders’ equity was approximately $49.7 million on March 31, 2008, an increase of $1.3 million, or approximately 3 percent above December 31, 2007. The increase was caused primarily by increases in earnings and unrealized gains (net of taxes) on securities available-for-sale, the result of declining market interest rates. As described more fully under Recent Accounting Pronouncements within Note 2—Significant Accounting Policies, the Corporation adopted EITF Issue No. 06-4 as a cumulative-effect adjustment on January 1, 2008. Accordingly, the Corporation recognized a one time charge to retained earnings of $703,000.
On April 8, 2008, the Board of Directors declared a quarterly cash dividend of $.14 per common share ($.133 adjusted), payable on or before May 13, 2008, to shareholders of record April 22, 2008. This follows a $.14 per share ($.133 adjusted) cash dividend paid in February. Also on April 8, 2008, the Board declared a 5 percent stock dividend payable on or before June 12, 2008, to shareholders of record April 22, 2008. Distribution of the stock dividend will result in the issuance of approximately 187,225 common shares, as reflected in the financial statements.
Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 5—Regulatory Matters, to the financial statements. Management believes that Codorus Valley and PeoplesBank were well capitalized on March 31, 2008, based on FDIC capital guidelines.

RISK MANAGEMENT
Nonperforming assets
The following table provides a summary of nonperforming assets and related ratios. The paragraphs below provide information for selected categories for March 31, 2008, compared to December 31, 2007.
Table 3-Nonperforming Assets

	March 31,	December 31,
(dollars in thousands)	2008	2007

Nonaccrual loans	$8,176	$9,411
Accruing loans that are contractually past due 90 days or more as to principal or interest	1,822	222
Foreclosed real estate, net of allowance	403	403

Total nonperforming assets	$10,401	$10,036

Ratios:
Nonaccrual loans as a % of total period-end loans	1.77%	2.11%

Nonperforming assets as a % of total period-end loans and net foreclosed real estate	2.24%	2.25%

Nonperforming assets as a % of total period-end shareholders’ equity	20.94%	20.73%

Allowance for loan losses as a multiple of nonaccrual loans	.4x	.4x
On March 31, 2008, nonaccrual loans consisted of collateralized business and mortgage loans, and consumer loans. The Corporation recognizes interest income on a cash basis for nonaccrual loans. On March 31, 2008, the nonaccrual loan portfolio was $8,176,000, a $1,235,000 decrease compared to December 31, 2007. During the current quarter, a $3,298,000 nonaccrual business loan was reclassified to accrual status. The loan was brought current by the borrower and an escrow was established with the borrower’s funds to keep it current for the next twelve months. Management believes that the real estate is situated in a prime location for residential development and expects to ultimately recover all amounts due. This positive news was offset to some degree by the addition of a $2,155,000 business loan to nonaccrual loans. In management’s judgment, this loan is adequately collateralized by real estate based on a current independent appraisal. On March 31, 2008, the nonaccrual loans portfolio was comprised of 13 unrelated accounts ranging in size from $2,000 to $4,658,000. Collection efforts, including modification of contractual terms for individual accounts based on prevailing market conditions and liquidation of collateral asset are being employed to maximize recovery.
On March 31, 2008, accruing loans contractually past due 90 days or more totaled $1,822,000. Of the total, $1,437,000 pertains to a matured business loan whose principal balance was past due. Administrative delays in extending the maturity date temporarily resulted in the past due designation. The borrower is credit worthy and has routinely made all interest payments timely.
On March 31, 2008, foreclosed real estate, net of allowance, was $403,000 the same as year-end 2007. The amount for both periods represents one property that management is actively trying to sell.

Allowance for loan losses
The following table shows the allowance was $3,592,000 or .78 percent of total loans on March 31, 2008, compared to $3,046,000 or .71 percent of total loans on March 31, 2007. The $546,000 or 18 percent increase in the allowance was based on management’s estimate of the amount necessary to bring the allowance to a level reflective of risk in the portfolio and loan growth. Management also considered macro-economic factors that could adversely affect the ability of PeoplesBank’s loan clients to repay their loans, including a general economic slowdown or recession, increases in food and energy costs, rising unemployment and continued downturn in the real estate market. Based on a recent evaluation of probable loan losses in the current portfolio, management believes that the allowance was adequate to support losses inherent in the loan portfolio on March 31, 2008.
Table 4-Analysis of Allowance for Loan Losses

(dollars in thousands)	2008	2007

Balance-January 1,	$3,434	$3,126

Provision charged (credited) to operating expense	150	(919)

Loans charged off:
Commercial	0	0
Real estate-mortgage	0	0
Consumer	2	18

Total loans charged off	2	18
Recoveries:
Commercial	9	851
Real estate-mortgage	0	1
Consumer	1	5

Total recoveries	10	857

Net (recoveries) charge-offs	(8)	(839)

Balance-March 31,	$3,592	$3,046

Ratios:
Net recoveries (annualized) to average total loans	(0.01)%	(0.82)%
Allowance for loan losses to total loans at period-end	0.78%	0.71%
Allowance for loan losses to nonaccrual loans and loans past due 90 days or more	35.9%	72.0%
Liquidity
At March 31, 2008, management believes that liquidity was more than adequate based on the level of overnight investment, the potential liquidation of an $81 million portfolio of available-for-sale securities, valued at March 31, 2008, and available credit from the Federal Home Loan Bank of Pittsburgh (FHLBP). On December 31, 2007, the latest available date, available funding from the FHLBP was approximately $111 million. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. Codorus Valley’s loan-to-deposit ratio, which is used as a broad measure of liquidity, was approximately 88.2 percent on March 31, 2008, compared to 87.1 percent on December 31, 2007.

Off-Balance Sheet Arrangements
Codorus Valley’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on March 31, 2008, totaled $156,235,000 and consisted of $131,760,000 in unfunded commitments under existing loan facilities, $21,113,000 to grant new loans and $3,362,000 in letters of credit. Due to fixed maturity dates and specified conditions within these instruments, many commitments will expire without being drawn upon. Management believes that amounts actually drawn upon can be funded in the normal course of operations and therefore do not present a significant liquidity risk to Codorus Valley.
Contractual Obligations
Codorus Valley has various long-term contractual obligations outstanding at March 31, 2008, including long-term debt, time deposits and obligations under capital and operating leases, which were reported in Table 13 of the Annual Report on Form 10-K for the year ended 2007. A comparative schedule of deposits, which includes time deposits, is provided in Note 3 of this Form 10-Q report. A comparative schedule of long-term debt is provided in Note 4.
Market risk management
In the normal course of conducting business, Codorus Valley is exposed to market risk, principally interest rate risk, through the operations of its banking subsidiary. Interest rate risk arises from market driven fluctuations in interest rates, which may affect cash flows, income, expense and values of financial instruments. An asset-liability management committee comprised of members of management manages interest rate risk. Interest rate forecasts are supplied by a national forecasting service and integrated into the asset-liability model.
Codorus Valley performed financial simulations on its balance sheet for March 31, 2008 and December 31, 2007 to determine its sensitivity to market interest rate risk. The results of the point-in-time analyses are shown in Table 5—Interest Rate Sensitivity. On March 31, 2008, the asset-liability management model portrayed a balance sheet that was slightly asset sensitive. Asset sensitivity means that loans and investments are likely to re-price to a greater and faster degree then the deposits and debt that fund them. This asset-liability position suggests that net income may increase if market interest rates increase significantly. Conversely, net income would be expected to decrease if short-term market interest rates decrease significantly. The change in balance sheet sensitivity since year-end 2007 resulted primarily from a decrease in the volume of floating rate money market and time deposits. Due to a sharp decrease in short-term market interest rates, engineered by the Federal Reserve Bank since September 2007 to stimulate the US economy, many PeoplesBank depositors sought higher returns by transferring their floating rate money market and time deposits into fixed rate time deposits. Other clients chose to transfer their floating rate deposit balances off the Bank’s balance sheet to subsidiary Codorus Valley Financial Advisors for investment in annuities and other investment products. These shifts reduced the re-pricing sensitivity of liabilities. For March 31, 2008, the low forecasted interest rate scenario was ramped down 125 basis points instead of the usual 200 basis points, due to the prevailing low level of market interest rates. This change in forecasting presumes a 4 percent floor for the prime interest rate (a key driver rate within the model), the historical low for this rate.
At March 31, 2008, the most likely interest rate scenario provided by the forecasting service suggests that a decrease in net interest income would result in a 9.6 percent decrease in net income over the next year. This hypothetical scenario, unlike the high and low scenarios, includes non-parallel shifts in the driver rates. It presumes that the prime and target federal funds rates will decline 75 basis points over the first three months and then remain flat for the remaining nine months of the twelve month forecast period. In contrast, the short end of the US treasury curve (a key driver rate) is predicted to remain relatively flat for the full annual period. This suggests that yields on prime-based loans would fall faster than rates on deposits, particularly money markets and short-term CDs, which are tied to the short end of the US treasury curve for interest rate risk modeling purposes.
Measurement of interest rate risk requires many assumptions. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net income. Actual results may differ from simulated results due to many factors including: timing of cash flows, magnitude and frequency of interest rate changes, customer behavior, changes in market conditions, and management strategies. A detailed discussion of market interest rate risk is provided in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.
Table 5-Interest Rate Sensitivity

Forecasted	Change in interest rates	Change in
interest rate	ramped over 12 months	net income
scenario	(basis points)	$000’s	%

	at March 31, 2008
Most likely	-75	(626)	(9.6)
High	+200	114	1.8
Flat (baseline)	0	0	0.0
Low	-125	(72)	(1.1)

	at December 31, 2007
Most likely	-75	(497)	(7.7)
High	+200	(580)	(8.9)
Flat (baseline)	0	0	0.0
Low	-200	(327)	(5.0)
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to the section entitled “Market risk management” within Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations on page 22 of this Form 10-Q.
Item 4. Controls and Procedures
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the Corporation’s disclosure controls and procedures are effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints, that the benefits of controls must be considered relative to their costs, and inherent limitations that may not prevent fraud, particularly by collusion of two or more people or by management override of a control.
There has been no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2008, that has materially affected or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II—OTHER INFORMATION
Item 1. Legal proceedings
There are no legal proceedings pending against Codorus Valley Bancorp, Inc. or any of its subsidiaries which are expected to have a material impact upon the financial position and/or operating results of the Corporation. Management is not aware of any proceedings known or contemplated by government authorities.
Item 1A. Risk factors
Management is not aware of any material changes in the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered sales of equity securities and use of proceeds
The Corporation maintains a shareholder approved Employee Stock Purchase Plan which provides for employees participating in the Plan to purchase shares of common stock at a discount from the Corporation semi-annually. In January 2008, the Corporation purchased at prevailing market rates, 3,783 shares from the open market and reissued the shares to the participants. The Corporation’s intent is to purchase shares from the open market but if shares are not available, 179,778 shares, adjusted for stock dividends declared, are reserved under the Plan and available for future issuance.
Item 3. Defaults upon senior securities
Nothing to report.
Item 4. Submission of matters to a vote of security holders
Nothing to report.
Item 5. Other information
Nothing to report.
Item 6. Exhibits

Exhibit
Number	Description of Exhibit

3(i)	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 14, 2005.)

3(ii)	Amended By-laws (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 15, 2007.)

4	Rights Agreement dated as of November 4, 2005 (Incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 8, 2005.)

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 3, 2008.)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description of Exhibit

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the authorized undersigned.

Codorus Valley Bancorp, Inc.
(Registrant)

May 13, 2008 Date	/s/ Larry J. Miller Larry J. Miller
President & CEO (Principal executive officer)

May 13, 2008 Date	/s/ Jann A. Weaver Jann A. Weaver
Treasurer & Assistant Secretary
(Principal financial and accounting officer)