Form 10-Q
period 2008-06-30
CODORUS VALLEY BANCORP INC
filed 2008-08-13
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On July 22, 2008, 3,979,994 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.
Form 10-Q Index

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Codorus Valley Bancorp, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
(dollars in thousands, except per share data)	2008	2007

Assets
Interest bearing deposits with banks	$138	$118
Cash and due from banks	11,196	13,946
Federal funds sold	22,292	24,989

Total cash and cash equivalents	33,626	39,053
Securities available-for-sale	74,650	80,921
Securities held-to-maturity (fair value $2,484 for 2008 and $3,624 for 2007)	2,431	3,448
Loans held for sale	5,200	1,778
Loans (net of deferred fees of $431 in 2008 and $315 in 2007)	494,868	445,719
Less-allowance for loan losses	(4,002)	(3,434)

Net loans	490,866	442,285
Premises and equipment, net	10,889	10,252
Other assets	19,615	16,870

Total assets	$637,277	$594,607

Liabilities
Deposits
Noninterest bearing	$53,755	$46,719
Interest bearing	497,496	465,249

Total deposits	551,251	511,968
Short-term borrowings	1,675	0
Long-term debt	19,774	20,350
Junior subordinated debentures	10,310	10,310
Other liabilities	4,795	3,564

Total liabilities	587,805	546,192

Shareholders’ equity
Preferred stock, par value $2.50 per share; 1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, par value $2.50 per share; 10,000,000 shares authorized; 3,976,890 shares issued and outstanding on 6/30/08 and 3,738,950 on 12/31/07	9,942	9,347
Additional paid-in capital	35,585	32,516
Retained earnings	4,043	6,267
Accumulated other comprehensive (loss) income	(98)	285

Total shareholders’ equity	49,472	48,415

Total liabilities and shareholders’ equity	$637,277	$594,607

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Income

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2008	2007	2008	2007

Interest income
Loans, including fees	$7,858	$8,536	$16,071	$16,443
Investment securities
Taxable	607	662	1,254	1,363
Tax-exempt	320	301	634	588
Dividends	16	33	31	88
Federal funds sold	75	304	282	558
Other	1	2	2	4

Total interest income	8,877	9,838	18,274	19,044
Interest expense
Deposits	3,451	4,210	7,038	8,201
Federal funds purchased and other short-term borrowings	1	0	1	0
Long-term debt	323	538	692	1,128

Total interest expense	3,775	4,748	7,731	9,329

Net interest income	5,102	5,090	10,543	9,715
Provision for (recovery of) loan losses	910	35	1,060	(884)

Net interest income after provision for (recorvery of) loan losses	4,192	5,055	9,483	10,599
Noninterest income
Trust and investment services fees	362	304	676	628
Service charges on deposit accounts	563	483	1,083	937
Income from mutual fund, annuity and insurance sales	496	404	984	682
Income from bank owned life insurance	68	67	135	133
Other income	124	117	246	222
Gain on sales of mortgages	108	63	168	157
Gain (loss) on sales of securities	123	(7)	123	(7)

Total noninterest income	1,844	1,431	3,415	2,752
Noninterest expense
Personnel	2,675	2,568	5,533	5,104
Occupancy of premises, net	397	338	777	691
Furniture and equipment	368	345	718	685
Postage, stationery and supplies	126	131	235	240
Professional and legal	98	68	154	130
Marketing and advertising	210	156	282	227
Other	967	694	1,939	1,679

Total noninterest expense	4,841	4,300	9,638	8,756

Income before income taxes	1,195	2,186	3,260	4,595
Provision for income taxes	224	559	766	1,199

Net income	$971	$1,627	$2,494	$3,396

Net income per share, basic	$0.25	$0.42	$0.63	$0.88
Net income per share, diluted	$0.24	$0.41	$0.63	$0.86

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Cash Flows

	Six months ended
	June 30,
(dollars in thousands)	2008	2007

Cash flows from operating activities
Net income	$2,494	$3,396
Adjustments to reconcile net income to net cash provided by operations
Depreciation	573	572
Provision for (recovery of) loan losses	1,060	(884)
Amortization of investment in real estate partnership	261	252
Increase in cash surrender value of life insurance investment	(135)	(133)
Originations of held for sale mortgages	(15,670)	(10,284)
Proceeds from sales of held for sale mortgages	12,416	11,578
Gain on sales of held for sale mortgages	(168)	(157)
(Gain) loss on sales of securities	(123)	7
Loss on sales of foreclosed real estate	0	2
Stock-based compensation expense	26	17
Increase in accrued interest receivable and other assets	(1,020)	(53)
Increase in accrued interest payable and other liabilities	530	1,023
Other, net	(121)	5

Net cash provided by operating activities	123	5,341
Cash flows from investing activities
Securities available-for-sale
Purchases	(9,608)	(14,564)
Maturities and calls	8,790	6,848
Sales	6,639	961
Securities, held-to-maturity, calls	1,036	3,648
Net increase in loans made to customers	(51,199)	(30,810)
Purchases of premises and equipment	(1,213)	(283)
Proceeds from sales of foreclosed real estate	0	36

Net cash used in investing activities	(45,555)	(34,164)
Cash flows from financing activities
Net (decrease) increase in demand and savings deposits	(10,394)	11,349
Net increase in time deposits	49,677	23,144
Net increase in short-term borrowings	1,675	0
Repayment of long-term debt	(576)	(4,115)
Dividends paid	(1,049)	(947)
Issuance of common stock	689	107
Purchase of treasury stock	(66)	0
Reissuance of treasury stock	54	0
Cash paid in lieu of fractional shares	(5)	(6)

Net cash provided by financing activities	40,005	29,532

Net (decrease) increase in cash and cash equivalents	(5,427)	709
Cash and cash equivalents at beginning of year	39,053	35,372

Cash and cash equivalents at end of period	$33,626	$36,081

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except share data)	Stock	Capital	Earnings	Income (Loss)	Stock	Total

For the six months ended June 30, 2008

Balance, December 31, 2007	$9,347	$32,516	$6,267	$285	$0	$48,415
Cumulative effect adjustment for adoption of EITF Issue No. 06-04			(703)			(703)
Comprehensive income:
Net income			2,494			2,494
Other comprehensive loss, net of tax:
Unrealized losses on securities, net				(383)		(383)

Total comprehensive income						2,111
Cash dividends ($.266 per share, adjusted)			(1,049)			(1,049)
5% stock dividend — 187,363 shares at fair value	469	2,492	(2,966)			(5)
Purchase of 3,783 shares for treasury					(66)	(66)
Stock-based compensation		26				26
Issuance of common stock — 50,577 shares under stock option plan	126	563				689
Re-issuance of 3,783 shares under Employee Stock Purchase Plan		(12)			66	54

Balance, June 30, 2008	$9,942	$35,585	$4,043	($98)	$0	$49,472

For the six months ended June 30, 2007

Balance, December 31, 2006	$8,757	$28,839	$5,434	($244)	$0	$42,786
Comprehensive income:
Net income			3,396			3,396
Other comprehensive loss, net of tax:
Unrealized losses on securities, net				(494)		(494)

Total comprehensive income						2,902
Cash dividends ($.245 per share, adjusted)			(947)			(947)
5% stock dividend — 175,148 shares at fair value	438	2,942	(3,386)			(6)
Stock-based compensation		17				17
Issuance of common stock — 6,090 shares under stock option plan	15	92				107

Balance, June 30, 2007	$9,210	$31,890	$4,497	($738)	$0	$44,859

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
The results of operations for the six-month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.
Note 2—Significant Accounting Policies
Stock dividend and per share computations
All per share computations include the effect of stock dividends distributed through June 30, 2008. The weighted average number of shares of common stock outstanding used for basic and diluted calculations are provided below.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2008	2007	2008	2007

Net income	$971	$1,627	$2,494	$3,396

Weighted average shares outstanding (basic)	3,947	3,867	3,937	3,864
Effect of dilutive stock options	43	96	47	96

Weighted average shares outstanding (diluted)	3,990	3,963	3,984	3,960

Basic earnings per share	$.25	$.42	$.63	$.88
Diluted earnings per share	$.24	$.41	$.63	$.86
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

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2008	2007	2008	2007

Unrealized holding losses arising during the period	$(1,788)	$(1,047)	$(458)	$(755)
Reclassification adjustment for (gains) losses included in income	(123)	7	(123)	7

Net unrealized losses	(1,911)	(1,040)	(581)	(748)
Tax effect	650	353	198	254

Net of tax amount	$(1,261)	$(687)	$(383)	$(494)

Cash Flow Information
For purposes of the statements of cash flows, the Corporation considers interest bearing deposits with banks, cash and due from banks, and federal funds sold to be cash and cash equivalents. Noncash items for the six-month periods ended June 30, 2008 and 2007 consisted of the transfer of loans to foreclosed real estate for $1,674,000 and $576,000, respectively.
Recent Accounting Pronouncements
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Corporation is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (Statement 161). Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Corporation is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.
FASB Statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will impact business combinations which occur after January 1, 2009.
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
In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-2 is finalized. The Corporation elected to delay the application of SFAS 157 to nonfinancial assets and liabilities and does not expect the adoption to have a significant impact on the consolidated financial statements.
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
In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” (“EITF 06-4”). EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement. The EITF requires that the employer (who is also the policyholder) record a liability for the benefit it is providing to its employee. As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement. Alternatively, if the policy holder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate. For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption. Implementation is required in fiscal years beginning after December 15, 2007, with early adoption permitted. Management has elected the cumulative-effect adjustment method under EITF Issue No. 06-4 and recorded a one time charge of $703,000 to retained earnings on January 1, 2008. Recognition of the current liability as an expense through the income statement is expected to approximate $56,000 for 2008.
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
Note 3—Deposits
The composition of deposits on June 30, 2008 and December 31, 2007, was as follows:

	June 30,	December 31,
(dollars in thousands)	2008	2007

Noninterest bearing demand	$53,755	$46,719
NOW	49,883	44,086
Money market	122,803	148,832
Savings	20,993	18,191
Time CDs less than $100,000	182,056	173,674
Time CDs $100,000 or more	121,761	80,466

Total deposits	$551,251	$511,968

Note 4—Short-term Borrowings and Long-term Debt
The Corporation maintains a $3 million unsecured line of credit with Atlantic Central Bankers Bank, which is renewable annually. The interest rate is Wall Street Journal Prime. The outstanding balance was $1,675,000 on June 30, 2008, compared to $0 on December 31, 2007.
A summary of long-term debt at June 30, 2008 and December 31, 2007 follows:

	June 30,	December 31,
(dollars in thousands)	2008	2007

Obligations of PeoplesBank to FHLBP
Due 2009, 3.47%, convertible quarterly after December 2006	$5,000	$5,000
Due 2010, 4.32%	6,000	6,000
Due 2011, 4.30%, amortizing	4,103	4,240
Due 2012, 4.25%, amortizing	1,490	1,663
Due 2013, 3.46%, amortizing	2,674	2,921
Obligations of Codorus Valley Bancorp, Inc.
Due 2034, floating rate based on 3 month LIBOR plus 2.02%, callable quarterly after December 2009	3,093	3,093
Due 2036, floating rate based on 3 month LIBOR plus 1.54%, callable quarterly after July 2011	7,217	7,217

	29,577	30,134
Capital lease obligation	507	526

Total long-term debt	$30,084	$30,660

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
Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to quarter-to-date average assets (leverage ratio). Codorus Valley and PeoplesBank were well capitalized on June 30, 2008, based on FDIC capital guidelines.

			Minimum for		Well Capitalized
	Actual		Capital Adequacy		Minimum*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Codorus Valley Bancorp, Inc. (consolidated)
at June 30, 2008
Capital ratios:
Tier 1 risk based	$59,186	11.23%	$21,084	4.0%	n/a	n/a
Total risk based	63,188	11.99	42,169	8.0	n/a	n/a
Leverage	59,186	9.61	24,643	4.0	n/a	n/a

at December 31, 2007
Capital ratios:
Tier 1 risk based	$57,727	12.14%	$19,022	4.0%	n/a	n/a
Total risk based	61,161	12.86	38,043	8.0	n/a	n/a
Leverage	57,727	9.84	23,473	4.0	n/a	n/a

PeoplesBank, A Codorus Valley Company
at June 30, 2008
Capital ratios:
Tier 1 risk based	$55,352	10.61%	$20,877	4.0%	$31,315	6.0%
Total risk based	59,354	11.37	41,753	8.0	52,192	10.0
Leverage	55,352	9.04	24,500	4.0	30,625	5.0

at December 31, 2007
Capital ratios:
Tier 1 risk based	$53,759	11.39%	$18,885	4.0%	$28,328	6.0%
Total risk based	57,183	12.11	37,770	8.0	47,213	10.0
Leverage	53,759	9.22	23,324	4.0	29,155	5.0

*	To be well capitalized under prompt corrective action provisions.

Note 6—Stock-Based Compensation
A summary of stock options from all plans, adjusted for stock dividends distributed, is shown below.

		Weighted Average	Weighted Average	Aggregate
		Exercise Price	Remaining	Intrinsic Value
	Options	Per Share	Contractual Term	($000)

Outstanding at January 1, 2008	234,176	$12.46	3.6 years	$879
Granted	—	—
Exercised	(51,316)	12.52

Outstanding at June 30, 2008	182,860	$12.45	3.9 years	$355

Exerciseable at June 30, 2008	167,245	$12.18	3.7 years	$355

As of June 30, 2008, total unrecognized compensation cost related to nonvested options was $32,000. The cost is expected to be recognized over a weighted average period of 1.1 years.
Note 7—Contingent Liabilities
Management was not aware of any material contingent liabilities on June 30, 2008.
Note 8—Guarantees
Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by PeoplesBank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $3,606,000 of standby letters of credit outstanding on June 30, 2008, compared to $3,381,000 on December 31, 2007. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding letters of credit. The current amount of the liability as of June 30, 2008 and December 31, 2007, under standby letters of credit issued, was not material.
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
For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

		Fair Value Measurements at June 30, 2008 Using
		Quoted Prices in	Significant Other
		Active Markets for	Observable	Significant Other
		Identical Assets	Inputs	Unobservable Inputs
(dollars in thousands)	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Securities available-for-sale	$74,650	$40,557	$34,093	—
Loans held for sale	5,200	5,200	—	—
Impaired loans	12,514	—	—	12,514
Other real estate owned	2,022	—	—	2,022

Total	$94,386	$45,757	$34,093	$14,536

A description of the valuation methodologies as of June 30, 2008 for the above listed assets follows.
Securities available-for-sale: Fair values of securities available-for-sale were based on quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Unrealized gains and losses related to securities available-for-sale are reported as a component of other comprehensive income.
Loans held for sale: Fair values of loans held for sale are based on quoted market prices and reported at the lower of cost or fair value, as determined in the aggregate. The amount by which cost exceeds fair value, if any, is accounted for as a valuation allowance and is charged to expense in the period of change. There was no valuation allowance established as of June 30, 2008.
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
Other real estate owned: Fair values of real estate owned through foreclosure were based on independent third-party appraisals of the properties or sales contracts.
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements of impaired loans and other real estate owned using significant unobservable (Level 3) inputs:

	Impaired	Other Real Estate
(dollars in thousands)	Loans	Owned

Beginning balance at December 31, 2007	$14,403	$403
Loans added/Acquisitions	2,252	—
Payments and other credits	(277)	—
Sales	—	—
Specific allowance	(260)	—

Balance at March 31, 2008	$16,118	$403

Loans added/Acquisitions	3,831	1,674
Payments and other credits	(6,814)	(55)
Sales	—	—
Specific allowance	(621)	—

Ending balance at June 30, 2008	$12,514	$2,022

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for Codorus Valley Bancorp, Inc. (Codorus Valley or the Corporation or the Company), a bank holding company, and its wholly owned subsidiary, PeoplesBank, A Codorus Valley Company (PeoplesBank), are provided below. Codorus Valley’s consolidated financial condition and results of operations consist almost entirely of PeoplesBank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future.
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
The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in Item 1A of the 2007 Annual Report on Form 10-K for the period ended December 31, 2007, and other documents that Codorus Valley files periodically with the Securities and Exchange Commission.

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
Management makes significant estimates in determining the allowance for loan losses. Management considers a variety of factors in establishing this estimate such as current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, financial and managerial strengths of borrowers, adequacy of collateral, if collateral dependent, and present value of future cash flows and other relevant factors. Estimates related to the value of collateral also have a significant impact on whether or not management continues to accrue income on delinquent loans and on the amounts at which foreclosed real estate is recorded on the statement of financial condition. Additional information is contained in Management’s Discussion and Analysis regarding critical accounting estimates, including the provision and allowance for loan losses, located on pages 20 and 26 of this Form 10-Q.
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
Three months ended June 30, 2008,
compared to three months ended June 30, 2007
FINANCIAL HIGHLIGHTS
The Corporation earned $971,000 or $.25 per share ($.24 diluted), for the three-month period ended June 30, 2008, compared to $1,627,000 or $.42 per share ($.41 diluted), for the same period of 2007. The $656,000 or 40 percent decrease in net income was primarily the result of an $875,000 ($578,000 after-tax) increase in the provision for loan losses. As discussed below, the current quarter’s loan loss provision resulted from a loan charge-off (previously disclosed in a Form 8-K filed on June 10, 2008) and an increase in the allowance to reflect strong business loan growth and possible elevated risks within the home equity loan portfolio. Net interest income for the current quarter was relatively flat compared to the second quarter of 2007 as yields on earning assets decreased to a greater degree than the rates on the deposits that funded them. Market interest rates decreased from the prior year in response to rate cuts by the Federal Reserve Bank in its effort to stimulate the US economy. The net interest margin, on a taxable equivalent basis, was 3.69 percent for the second quarter of 2008, compared to 3.91 percent for the second quarter of 2007. Total noninterest income for the current quarter, as adjusted for infrequent gains (losses) on the sale of securities, increased 20 percent above the second quarter of 2007 as a result of increases in trust fees, income from the sale of mutual funds, annuities and insurance products, and service fees on deposits. Noninterest expense for the current quarter increased 13 percent above the second quarter of 2007 as a result of: an increase in personnel expense caused by staff additions associated with planned business growth; an insurance assessment imposed on the industry by the Federal Deposit Insurance Corporation; and increases in Pennsylvania bank shares tax, miscellaneous services, and impaired loan carrying costs (the second quarter of 2007 included a net $79,000 recovery of impaired loan carrying costs from an impaired business loan account, which lowered expense in that period).
A more detailed analysis of the factors and trends affecting corporate earnings follows.
INCOME STATEMENT ANALYSIS
Net interest income
Net interest income for the three-month period ended June 30, 2008, was $5,102,000, or relatively flat when compared to $5,090,000 for the second quarter of 2007. Earning assets for the current quarter averaged $574 million and yielded 6.34 percent (tax equivalent basis), compared to $538 million and 7.45 percent, respectively, for the second quarter of 2007. While the volume of earning assets, principally loans, increased in the current quarter, yields decreased as floating rate instruments re-priced downward in response to aggressive interest rate cuts by the Federal Reserve Bank in its effort to stimulate the US economy. The Federal Reserve Bank lowered interest rates 3.25 percent from September 2007 to April 2008. In addition to a decrease in interest income from loans, loan fees also decreased. Loan fees totaled $208,000 for the second quarter of 2008, compared to $470,000 for the same period of 2007. The second quarter of 2007 included several large prepayment and extension fees related to specific business loans that did not recur in the current quarter. Total interest bearing deposits for the current quarter averaged $483 million at an average rate of 2.87 percent, compared to $441 million and 3.83 percent, respectively, for the second quarter of 2007. During the current quarter deposit customers continued to replace floating rate money market and time deposits, in response to the low level of short-term market interest rates, with relatively higher yielding fixed rate time deposits to increase their return. The net interest margin, on a taxable equivalent basis, was 3.69 percent for the second quarter of 2008, compared to 4.07 percent for the first quarter of 2008 and 3.91 percent for the second quarter of 2007.
Provision for loan losses
A $910,000 provision expense for loan losses was recorded for the second quarter of 2008, compared to $35,000 for the same quarter in 2007. The current quarter’s loan loss provision was unusually large and resulted from two different components. First, the Company recorded a $481,000 loan charge-off for impairment to the value of real estate collateral supporting a $2,155,000 nonperforming commercial loan, which reflected widespread deterioration in condominium real estate values. Second, the provision was increased to bolster the allowance to reflect strong growth in the Company’s business loan portfolio and possible elevated risks within the home equity loan portfolio due to deterioration in real estate values.
Noninterest income
The following table presents the components of total noninterest income for the second quarter of 2008, compared to the second quarter of 2007. After removing the impact of infrequent gains (losses) from the sale of securities, total noninterest income for the second quarter of 2008 increased 20 percent above the same quarter of 2007.

Table 1 — Noninterest income

	Three months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2008	2007	$	%

Trust and investment services fees	$362	$304	$58	19%
Service charges on deposit accounts	563	483	80	17
Income from mutual fund, annuity and insurance sales	496	404	92	23
Income from bank owned life insurance	68	67	1	1
Other income	124	117	7	6
Gain on sales of mortgages	108	63	45	71
Gain (loss) on sales of securities	123	(7)	130	nm

Total noninterest income	$1,844	$1,431	$413	29%

nm — not meaningful
The discussion that follows addresses changes in selected categories of noninterest income.
Trust and investment services fees—The $58,000 or 19 percent increase in trust fees for the second quarter of 2008, compared to the same quarter of 2007 was due to the periodic recognition of estate fees totaling $55,000.
Service charges on deposit accounts—The $80,000 or 17 percent increase in service charges on deposit accounts for the second quarter of 2008, compared to the same quarter of 2007 was the result of increases in overdraft and debit card fees related to an increase in the number of deposit accounts and increased transaction volumes.
Income from mutual fund, annuity and insurance sales—The $92,000 or 23 percent increase in mutual fund, annuity and insurance income for the second quarter of 2008, compared to the same quarter of 2007, was the result of increased sales.
Gain on sales of mortgages—The $45,000 or 71 percent increase in gain on sales of mortgages for the second quarter of 2008, compared to the same quarter of 2007 was the result of an increase in the sales staff and the volume of sales.
Gain (loss) on sales of securities—During 2008, market interest rates decreased affording the Company an opportunity to realize a $123,000 gain from the sale of investment securities totaling $6.5 million. There was no comparable sale in the prior year.
Noninterest expense
The following table presents the components of total noninterest expense for the second quarter of 2008, compared to the second quarter of 2007.

Table 2 — Noninterest expense

	Three months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2008	2007	$	%

Personnel	$2,675	$2,568	$107	4%
Occupancy of premises, net	397	338	59	17
Furniture and equipment	368	345	23	7
Postage, stationery and supplies	126	131	(5)	(4)
Professional and legal	98	68	30	44
Marketing and advertising	210	156	54	35
Other	967	694	273	39

Total noninterest expense	$4,841	$4,300	$541	13%

Personnel—The $107,000 or 4 percent increase in personnel expense, comprised of wages, payroll taxes and employee benefits, for the second quarter of 2008, compared to the same quarter of 2007, was due primarily to staff additions associated with planned business growth.
Occupancy of premises, net—The $59,000 or 17 percent increase in occupancy expense for the second quarter of 2008, compared to the same quarter of 2007, was due primarily to the addition of the Hunt Valley office in Maryland in January 2008. Increased energy and maintenance costs also contributed to the increase in occupancy expense.
Marketing and advertising—The $54,000 or 35 percent increase in marketing expense for the second quarter of 2008, compared to the same quarter of 2007 was due to increased product promotions.
Other—The $273,000 or 39 percent increase in other expense for the second quarter of 2008, compared to the same quarter of 2007 was due in part to increases in the following expenses: an insurance assessment imposed on the industry by the Federal Deposit Insurance Corporation, Pennsylvania bank shares tax, miscellaneous services, and impaired loan carrying costs (the second quarter of 2007 included a net $79,000 recovery of impaired loan carrying costs from an impaired business loan account, which lowered other expense in that period).
Income taxes
The provision for income tax was $224,000 for the second quarter of 2008, compared to $559,000 for the same period in 2007. The $335,000 decrease in the tax provision was the result of a 45 percent decrease in pretax income. Codorus Valley’s effective federal income tax rate was 18 percent and 25 percent, respectively, for quarters ended June 30, 2008, and 2007. The decline in the effective tax rate reflected a decrease in taxable income, while tax-exempt income remained stable. The Company’s marginal tax rate was 34 percent for both periods.
Six months ended June 30, 2008,
compared to six months ended June 30, 2007
FINANCIAL HIGHLIGHTS
The Corporation earned $2,494,000 or $.63 per share ($.63 diluted) for the six-month period ended June 30, 2008, compared to $3,396,000 or $.88 per share ($.86 diluted), for the same period of 2007. The $902,000 or 27 percent decrease in net income was primarily the result of a $1,944,000 pre-tax ($1,283,000 after-tax) increase in the provision for loan losses. The increase in the loan loss provision was primarily the result of two previously disclosed transactions. The first was the positive financial impact of a one-time $839,000 pre-tax recovery ($554,000 after-tax) in 2007 of loan losses that were incurred by PeoplesBank during 2002-2003. The second transaction, which occurred in 2008, was an increase in the Company’s provision for loan losses, which resulted from two different components. First, the Company recorded a $481,000 loan charge-off for impairment to the value of real estate collateral supporting a $2,155,000 nonperforming commercial loan, which reflected widespread deterioration in condominium real estate values. Second, the provision was increased to bolster the allowance to reflect strong growth in the Company’s business loan portfolio and possible elevated risks within the home equity loan portfolio.
On a comparable basis, net income for the six-month period ended June 30, 2008, decreased $348,000 or 12 percent below the same period in 2007, as adjusted ($3,396,000 reported 2007 earnings less $554,000 for the after-tax effect of the loan recovery).
Net interest income for the six-month period ended June 30, 2008, was $10,543,000, an increase of $828,000 or 9 percent above the same period in 2007 due to a larger volume of earning assets and lower funding costs. Total noninterest income was $3,415,000 for the current six-month period, representing a $533,000 or 19 percent increase above 2007, as adjusted to exclude securities gains (losses). The increase in noninterest income was attributable to increases in income from the sale of mutual funds, annuities and insurance products; service fees on deposits; and trust fees. Total noninterest expense for the current six-month period was $9,638,000, representing a $1,067,000 or 12 percent increase above the first six months of 2007, as adjusted to exclude the impact of an infrequent loan prepayment penalty. The increase in noninterest expense was primarily attributable to increases within the personnel and other expense categories. The increase in personnel expense was the result of staff additions associated with planned business growth. The increase in other expense included increases in industry-wide FDIC assessments, miscellaneous servicing costs to outsourcers and other vendors, and carrying costs on impaired assets.
Total assets were approximately $637 million on June 30, 2008, an increase of $55.6 million or 9.6 percent above June 30, 2007. Asset growth occurred primarily in business, home equity and mortgage loan portfolios, which were funded by strong deposit growth, principally time deposits.
Net income as a percentage of average shareholders’ equity (ROE) was 10.08 percent for the first six months (annualized) of 2008, compared to 15.28 percent for the same period of 2007. Net income as a percentage of average total assets (ROA) was 0.82 percent for the first six months (annualized) of 2008, compared to 1.20 percent for the same period of 2007. The efficiency ratio (noninterest expense as a percentage of net interest income plus noninterest income) was 67.5 percent for the first six months of 2008, compared to 67.8 percent for the same period of 2007.
On June 30, 2008, the nonperforming assets ratio was 1.84 percent, compared to 1.72 percent for June 30, 2007. Information regarding nonperforming assets is provided in the Risk Management section of this report, including Table 5—Nonperforming Assets. Based on a recent evaluation of probable loan losses and the current loan portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on June 30, 2008. An analysis of the allowance is provided in Table 6—Analysis of Allowance for Loan Losses.
Throughout the current period, Codorus Valley maintained a capital level well above minimum regulatory quantitative requirements. Currently, there are three federal regulatory definitions of capital that take the form of minimum ratios. Note 5—Regulatory Matters, shows that the Corporation and PeoplesBank were well capitalized on June 30, 2008.
A more detailed analysis of the factors and trends affecting corporate earnings follows.

INCOME STATEMENT ANALYSIS
Net interest income
Net interest income for the six-month period ended June 30, 2008, was $10,543,000, an increase of $828,000 or 9 percent above the same period in 2007 due to a larger volume of earning assets and lower funding costs. Earning assets averaged $564 million and yielded 6.63 percent (tax equivalent basis) for the current six-month period, compared to $527 million and 7.41 percent, respectively, for 2007. The $37 million or 7 percent increase in earning assets was the result of loan growth within the business, home equity and mortgage loan portfolios. For the first six months of 2008, total interest income decreased $770,000 or 4 percent, compared to 2007, due primarily to lower yields on floating rate loans and overnight investments.
For the first six months of 2008, total interest expense decreased $1,598,000 or 17 percent, compared to 2007 due to a decrease in the weighted average rate. Total interest bearing liabilities averaged $507 million at an average rate of 3.06 percent, compared to $473 million and 3.98 percent, respectively, for 2007. Interest expense on deposits for the current period decreased $1,163,000 or 14 percent below the prior year due to lower market interest rates. The decline in deposit rates and loan yields, particularly floating rate products, reflected a series of interest rate cuts by the Federal Reserve Bank that began in September 2007 and ended in April 2008 to stimulate the US economy. The $34 million or 7 percent increase in average interest bearing liabilities was driven by an increase in time deposits. During the current six-month period deposit customers continued to replace floating rate money market and time deposits with higher yielding fixed rate time deposits to increase their return. Interest expense on long-term debt decreased for the current period by $436,000 or 39 percent below the prior year due to a decrease in volume, which resulted from a scheduled maturity in 2007 that was not refinanced and the pay-off of two borrowings prior to maturity that also occurred in 2007.
The net interest margin, on a tax equivalent basis, was 3.88 percent for the first six months of 2008, compared to 3.84 percent for the same period in 2007.
Provision for loan losses
For the six-month period ended June 30, 2008, the provision for loan losses was $1,060,000, compared to an $884,000 recovery (credit) for the same period in 2007. The $1,944,000 increase in the provision was primarily the result of two previously disclosed transactions. The first was the positive financial impact of a one-time $839,000 pre-tax recovery ($554,000 after-tax) in 2007 of loan losses that were incurred by PeoplesBank during 2002-2003. Due to the adequacy of the Company’s allowance for loan losses in 2007, the full amount of the recovery was recorded as a reduction to the loan loss provision at that time. The second transaction, which occurred in 2008, was an increase in the Company’s provision for loan losses, which resulted from two different components. First, the Company recorded a $481,000 loan charge-off for impairment to the value of real estate collateral supporting a $2,155,000 nonperforming commercial loan, which reflected widespread deterioration in condominium real estate values. Second, the provision was increased to bolster the allowance to reflect strong growth in the Company’s business loan portfolio and possible elevated risks within the home equity loan portfolio due to deterioration in real estate values.
Noninterest income
The following table presents the components of total noninterest income for the first six months of 2008, compared to the first six months of 2007. After removing the impact of infrequent gains (losses) from the sale of securities, total noninterest income for the current six-month period increased $533,000 or 19 percent above 2007.

Table 3 — Noninterest income

	Six months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2008	2007	$	%

Trust and investment services fees	$676	$628	$48	8%
Service charges on deposit accounts	1,083	937	146	16
Income from mutual fund, annuity and insurance sales	984	682	302	44
Income from bank owned life insurance	135	133	2	2
Other income	246	222	24	11
Gain on sales of mortgages	168	157	11	7
Gain (loss) on sales of securities	123	(7)	130	nm

Total noninterest income	$3,415	$2,752	$663	24%

nm — not meaningful
The discussion that follows addresses changes in selected categories of noninterest income.
Trust and investment services fees—The $48,000 or 8 percent increase in trust fees for the first six months of 2008, compared to the same period in 2007 was primarily the result of periodic recognition of estate fees totaling $55,000.
Service charges on deposit accounts—The $146,000 or 16 percent increase in service charges on deposit accounts for the first six months of 2008, compared to the same period in 2007 was the result of increases in overdraft and debit card fees related to an increase in the number of deposit accounts and transaction volumes.
Income from mutual fund, annuity and insurance sales—The $302,000 or 44 percent increase in mutual fund, annuity and insurance income for the first six months of 2008, compared to the same period in 2007 was the result of increased sales.
Gain (loss) on sales of securities—During 2008, market interest rates decreased affording the Company an opportunity to realize a $123,000 gain from the sale of investment securities totaling $6.5 million. There was no comparable sale in the prior year.
Noninterest expense
The following table presents the components of total noninterest expense for the first six months of 2008, compared to the first six months of 2007. After removing the impact of an infrequent prepayment penalty in 2007, which is described below under other expense, total noninterest expense for the current six-month period increased $1,067,000 or 12 percent above 2007.
In the period ahead, it is probable that noninterest expense will increase as a result of planned franchise expansion, investment in technology and marketing. Management recently announced the planned opening of two financial centers in Hanover, Pennsylvania and Bel Air, Maryland in September and October, 2008, respectively. It is also possible that the Federal Deposit Insurance Corporation (FDIC) may increase assessment fees on the banking industry if its loss reserve declines below a pre-determined target due to bank failures.

Table 4 — Noninterest expense

	Six months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2008	2007	$	%

Personnel	$5,533	$5,104	$429	8%
Occupancy of premises, net	777	691	86	12
Furniture and equipment	718	685	33	5
Postage, stationery and supplies	235	240	(5)	(2)
Professional and legal	154	130	24	18
Marketing and advertising	282	227	55	24
Other	1,939	1,679	260	15

Total noninterest expense	$9,638	$8,756	$882	10%

The discussion that follows addresses changes in selected categories of noninterest expense.
Personnel—For the first six months of 2008, personnel expense, comprised of wages, payroll taxes and employee benefits, increased $429,000 or 8 percent above 2007 levels due to staff additions associated with planned business growth.
Occupancy of premises, net—For the first six months of 2008, occupancy expense, comprised of rent, depreciation, maintenance, insurance, real estate taxes and utilities, increased $86,000 or 12 percent above 2007. The increase in occupancy expense was due primarily to the addition of the Hunt Valley office in January 2008, and increased utility and maintenance costs.
Marketing and advertising—For the first six months of 2008, marketing and advertising expense increased $55,000 or 24 percent above 2007. Planned marketing and advertising expense for the year 2008, to promote products and franchise expansion, is expected to exceed the level in 2007.
Other—For the first six months of 2008, other expense increased $260,000 or 15 percent above 2007. The first quarter of 2007 included an infrequent $185,000 loan prepayment penalty expense due to the early partial repayment of a $2 million Federal Home Loan Bank advance. The Company partially repaid the advance, which carried an above market interest rate, to reduce interest expense in future periods. On a comparable basis, other expense for the current six-month period increased $445,000 or 30 percent above the same period in 2007. The increase was due primarily to increases in: industry-wide FDIC assessments, miscellaneous servicing costs to outsourcers and other vendors, carrying costs on impaired assets, and a nonrecurring $30,000 contribution to a local municipality in lieu of public improvements.
Income taxes
The provision for income tax was $766,000 for the current six-month period, compared to $1,199,000 for the same period in 2007. The $433,000 or 36 percent decrease in the tax provision was the result of a 29 percent decrease in pretax income. Codorus Valley’s effective federal income tax rates were 22 percent and 26 percent, respectively, for the six-month periods ended June 30, 2008, and 2007. The marginal tax rate was 34 percent for both periods. The effective tax rate reflects the impact of low income housing credits and tax-exempt interest income, including income from bank owned life insurance.

BALANCE SHEET REVIEW
Investment securities
On June 30, 2008, the fair value of the securities available-for-sale portfolio totaled $74.7 million, compared to $80.9 million for year-end 2007. The decrease was the result of a $6.5 million sale of securities in June 2008, which generated a gain of $123,000. Proceeds from the sale are expected to be re-invested in investment securities during the third quarter of 2008. The book value of securities available-for-sale on June 30 was approximately $74.8 million, which was slightly below fair value. On June 30, 2008, the available-for-sale portfolio was comprised of the following securities mix based on amortized cost: municipal bonds (44%); US agency mortgage-backed bonds (41%); US agency bonds (13%); and restricted stock of the Federal Home Loan Bank and Atlantic Central Bankers Bank (2%).
On June 30, 2008, the securities held-to-maturity portfolio, recorded at amortized cost, was approximately $2.4 million, compared to $3.4 million for year-end 2007. The decrease in the portfolio was the result of a $1 million (par) security being called by the issuer exercising its call option. The held-to-maturity portfolio for both periods consisted of fixed rate, junior subordinated debt instruments issued by commercial bank holding companies with call provisions that mature in years 2026-2028. In the period ahead, it is probable that more of these high yielding investments will be called by issuers based on the current level of market interest rates. If such calls occur, the calls will be at a premium; however, reinvestment yields are expected to be significantly lower.
Loans
On June 30, 2008, total loans were $495 million, an increase of $49 million or 11 percent above year-end 2007. The increase was primarily attributable to an increase in business loans. The average yield (tax-equivalent basis) earned on total loans was 7.02 percent for the first six months of 2008, compared to 7.88 percent for the same period of 2007. The decline in loan yields, particularly floating rate loans, reflected a series of interest rate cuts by the Federal Reserve that began in September 2007 and ended in April 2008.
Deposits
On June 30, 2008, total deposits were approximately $551 million, an increase of $39 million or 8 percent, above year-end 2007. The increase in deposits, as shown in Note 3—Deposits, occurred primarily in time deposits and secondarily in demand deposits. In contrast, money market deposit balances continued to decrease during the current period in response to decreasing short-term market interest rates influenced by Federal Reserve monetary policy. To increase return, some money market customers re-allocated their funds out of money markets into higher yielding time deposits. Others chose to invest in annuity products with guaranteed returns under an account management arrangement with Codorus Valley Financial Advisors. The average rate paid on interest bearing deposits was 2.97 percent for the first six months of 2008, compared to 3.85 percent for the same period of 2007.
Short-term borrowing and long-term debt
In June 2008, the Corporation borrowed $1,675,000 from the Atlantic Central Bankers Bank under its unsecured line of credit. The rate of interest is Wall Street Journal Prime. The funds were used to provide capital to subsidiary SYC Realty, Inc. to enable it to acquire an impaired business loan, i.e., real estate owned, from PeoplesBank. Plans call for the eventual sale of the real estate and repayment of the short-term borrowing.

On June 30, 2008, long-term debt totaled $30 million, which was substantially the same amount as year-end 2007. A listing of outstanding long-term debt obligations is provided in Note 4—Short-term Borrowings and Long-term Debt.
Shareholders’ equity and capital adequacy
Shareholders’ equity or capital enables Codorus Valley to maintain asset growth and absorb losses. Total shareholders’ equity was approximately $49.5 million on June 30, 2008, an increase of $1.1 million, or approximately 2 percent, above December 31, 2007. The increase was caused primarily by retained earnings from profitable operations. As described more fully under Recent Accounting Pronouncements within Note 2—Significant Accounting Policies, the Corporation adopted EITF Issue No. 06-4 as a cumulative-effect adjustment on January 1, 2008. Accordingly, the Corporation recognized a one time charge to retained earnings of $703,000.
On July 8, 2008, the Board of Directors declared a quarterly cash dividend of $.12 per common share payable on or before August 12, 2008, to shareholders of record July 22, 2008. This dividend followed $.14 per share (or $.133 as adjusted for the stock dividend) cash dividends paid in May and February. The Board also distributed a 5 percent stock dividend in June, which resulted in the issuance of 187,363 common shares.
Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 5—Regulatory Matters, to the financial statements. Management believes that Codorus Valley and PeoplesBank were well capitalized on June 30, 2008, based on FDIC capital guidelines.
RISK MANAGEMENT
Nonperforming assets
The following table provides a summary of nonperforming assets and related ratios. The paragraphs below provide information for selected categories for June 30, 2008, compared to December 31, 2007.

Table 5—Nonperforming Assets

	June 30,	December 31,
(dollars in thousands)	2008	2007

Nonaccrual loans	$6,776	$9,411
Accruing loans that are contractually past due 90 days or more as to principal or interest	360	222
Foreclosed real estate, net of allowance	2,023	403

Total nonperforming assets	$9,159	$10,036

Ratios:
Nonaccrual loans as a % of total period-end loans	1.37%	2.11%

Nonperforming assets as a % of total period-end loans and net foreclosed real estate	1.84%	2.25%

Nonperforming assets as a % of total period-end shareholders’ equity	18.51%	20.73%

Allowance for loan losses as a multiple of nonaccrual loans	.6x	.4x
On June 30, 2008, nonaccrual loans consisted of collateralized business and mortgage loans, and consumer loans. The Corporation recognizes interest income on a cash basis for nonaccrual loans. On June 30, 2008, the nonaccrual loan portfolio balance totaled $6,776,000, a $2,635,000 decrease compared to December 31, 2007. During the current period, a $3,298,000 nonaccrual business loan was reclassified to accrual status. The loan was brought current by the borrower and an escrow was established with the borrower’s funds to keep it current. Management believes that the real estate supporting this loan is situated in a prime location for residential development and expects to ultimately recover all amounts due. During the first quarter of 2008 a business loan totaling $2,155,000 was determined by management to be impaired and was classified to nonaccrual status. On June 10, 2008, the Company filed a Form 8-K disclosing that management anticipated a loss provision and corresponding charge-off ranging from $300,000 to $500,000 on this account pending a final appraisal of the real estate collateral. Upon receipt of the appraisal later in June, management charged off $481,000 against the allowance and recorded a provision expense for the same amount. The remaining unpaid principal loan balance of $1,674,000, which represented the fair value of the real estate less estimated selling costs, was reclassified to foreclosed real estate. On June 30, 2008, the nonaccrual loan portfolio was comprised of 10 unrelated accounts ranging in size from $2,000 to $4,658,000. The largest account, totaling $4,658,000, involves a public-private construction project that management is closely monitoring to ensure that the project is proceeding as planned. Management has established a loss allowance for selected accounts where the net realizable value of the collateral is insufficient to repay the loan. Collection efforts, including modification of contractual terms for individual accounts based on prevailing market conditions and liquidation of collateral assets are being employed to maximize recovery.
On June 30, 2008, loans contractually past due 90 days or more as to principal or interest totaled $360,000, representing one loan account that had matured. In July, a $300,000 payment was received from the borrower and applied against this loan. Management anticipates that the remaining unpaid principal, interest and fees will be recovered in full during the third quarter of 2008.
On June 30, 2008, foreclosed real estate, net of allowance, totaled $2,023,000, compared to $403,000 on December 31, 2007. The current portfolio contains two unrelated properties. The first property, previously discussed within the nonaccrual loans narrative, is an unoccupied nine unit condominium building with a carrying value of $1,674,000. The property is being held in a subsidiary of the Corporation pending the completion of improvements, estimated at $80,000, and eventual sale of the individual units. The second property has a carrying value of $349,000 and is under contract of sale. Settlement for this property is expected in the third quarter of 2008 and management anticipates full recovery of the carrying value.
Allowance for loan losses
The following table shows the allowance was $4,002,000 or .81 percent of total loans on June 30, 2008, compared to $3,098,000 or .71 percent of total loans on June 30, 2007. The $904,000 or 29 percent increase in the allowance was based on management’s estimate of the amount necessary to bring the allowance to a level reflective of the risk in the portfolio and to reflect loan growth. Management also considered macro-economic factors that could adversely affect the ability of PeoplesBank’s loan clients to repay their loans, including a general economic slowdown or recession, increases in food and energy costs, rising unemployment and continued downturn in the real estate market. Based on a recent evaluation of probable loan losses in the current portfolio, management believes that the allowance was adequate to support losses inherent in the loan portfolio on June 30, 2008. The large recovery in 2007 of prior period commercial loan losses was discussed in the provision for loan loss section of this report.
Table 6—Analysis of Allowance for Loan Losses

(dollars in thousands)	2008	2007

Balance-January 1,	$3,434	$3,126

Provision charged (credited) to operating expense	1,060	(884)

Loans charged off:
Commercial	482	7
Real estate-mortgage	0	0
Consumer	38	21

Total loans charged off	520	28
Recoveries:
Commercial	25	865
Real estate-mortgage	1	1
Consumer	2	18

Total recoveries	28	884

Net charge off (recoveries)	492	(856)

Balance-June 30,	$4,002	$3,098

Ratios:
Net charge offs (recoveries) annualized to average total loans	0.21%	(0.41)%
Allowance for loan losses to total loans at period-end	0.81%	0.71%
Allowance for loan losses to nonaccrual loans and loans past due 90 days or more	56.1%	44.4%

Liquidity
At June 30, 2008, management believed that liquidity was more than adequate based on the level of overnight investment, the potential liquidation of a $75 million portfolio of available-for-sale securities, valued at June 30, 2008, and available credit from the Federal Home Loan Bank of Pittsburgh (FHLBP). Available funding from the FHLBP was approximately $134 million based on the latest available information from the FHLBP. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. Codorus Valley’s loan-to-deposit ratio, which is used as a broad measure of liquidity, was approximately 89.8 percent on June 30, 2008, compared to 87.1 percent on December 31, 2007.
Off-Balance Sheet Arrangements
Codorus Valley’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on June 30, 2008, totaled $189,801,000 and consisted of $138,113,000 in unfunded commitments under existing loan facilities, $48,082,000 to grant new loans and $3,606,000 in letters of credit. Normally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn and therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.
Contractual Obligations
Codorus Valley had various long-term contractual obligations outstanding at June 30, 2008, including long-term debt, time deposits and obligations under capital and operating leases, which were reported in Table 13 of the Annual Report on Form 10-K for the year ended 2007. A comparative schedule of deposits, which includes time deposits, is provided in Note 3 of this Form 10-Q report. A comparative schedule of long-term debt is provided in Note 4.
Market risk management
In the normal course of conducting business, Codorus Valley is exposed to market risk, principally interest rate risk, through the operations of its banking subsidiary. Interest rate risk arises from market driven fluctuations in interest rates, which may affect cash flows, income, expense and values of financial instruments. An asset-liability management committee, comprised of members of management, manages interest rate risk. Interest rate forecasts are supplied by a national forecasting service and integrated into the asset-liability modeling process.
Codorus Valley performed financial simulations on its balance sheet for June 30, 2008 and December 31, 2007 to determine its sensitivity to market interest rate risk. The results of the point-in-time analyses are shown in Table 7—Interest Rate Sensitivity. On June 30, 2008, the asset-liability model portrayed a balance sheet that was slightly asset sensitive. Asset sensitivity means that loans and investments are likely to re-price to a greater and faster degree then the deposits and debt that fund them suggesting that net interest income and net income may increase if market interest rates increase significantly. Conversely, net interest income and net income would be expected to decrease if market interest rates decrease significantly. The change in balance sheet sensitivity since year-end 2007 resulted primarily from a decrease in the volume of floating rate money market and time deposits. Declining short-term market interest rates, influenced by the Federal Reserve Bank since September 2007, lowered the return on these instruments, which caused a shift to higher yielding fixed rate time deposits. This shift reduced the re-pricing sensitivity of liabilities. For June 30, 2008, the low forecasted interest rate scenario was ramped down 120 basis points instead of 200 basis points, due to the prevailing low level of market interest rates. This change in forecasting presumes a 3.8 percent floor for the prime interest rate (a key driver within the model), which is slightly below the 4 percent historical low for this rate.
Measurement of interest rate risk requires many assumptions. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or net income or precisely predict the impact of higher or lower interest rates on net income. Actual results may differ from simulated results due to many factors including: timing of cash flows, magnitude and frequency of changes in market interest rates, customer behavior, changes in market conditions and management strategies. A detailed discussion of market interest rate risk is provided in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.
Table 7—Interest Rate Sensitivity

Forecasted	Change in interest rates	Change in
interest rate	ramped over 12 months	net income
scenario	(basis points)	$000’s	%

	at June 30, 2008
Most likely	+5	(133)	(2.1)
High	+200	184	(3.0)
Flat (baseline)	0	0	0.0
Low	-120	(15)	0.2

	at December 31, 2007
Most likely	-75	(497)	(7.7)
High	+200	(580)	(8.9)
Flat (baseline)	0	0	0.0
Low	-200	(327)	(5.0)
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to the section entitled “Market risk management” within Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations on page 27 of this Form 10-Q.
Item 4T. Controls and Procedures
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the Corporation’s disclosure controls and procedures are effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints, that the benefits of controls must be considered relative to their costs, and that there are inherent limitations that may not prevent fraud, particularly by collusion of two or more people or by management override of a control.
There have been no known changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2008, that has materially affected or is reasonably likely to materially affect the Corporation’s internal control over financial reporting.

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
Item 2. Unregistered sales of equity securities and use of proceeds
Nothing to report.
Item 3. Defaults upon senior securities
Nothing to report.
Item 4. Submission of matters to a vote of security holders
(a) An annual meeting of shareholders was held on May 20, 2008, at 9:00 am, Codorus Valley Corporate Center, 105 Leader Heights Road, York, Pennsylvania 17403.
(b), (c) Three directors were re-elected at the May 20, 2008, meeting. Votes were as follows:

			Votes
	Term	Votes	Against or
Re-elected	Expires	For	Withheld*
Class C:
D. Reed Anderson, Esquire	2011	3,082,560	143,898
MacGregor S. Jones	2011	3.083.017	143,441
Larry J. Miller	2011	3,081,308	145,150

*	Includes broker non-votes
Directors whose term continued after the meeting:

Term Expires

Class A:
Rodney L. Krebs	2009
Dallas L. Smith	2009

Class B:
William H. Simpson	2010
Donald H. Warner	2010
Michael L. Waugh	2010
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

Codorus Valley Bancorp, Inc. (Registrant)
August 12, 2008	/s/ Larry J. Miller
Date	Larry J. Miller
President & CEO (Principal executive officer)

August 12, 2008	/s/ Jann A. Weaver
Date	Jann A. Weaver
Treasurer & Assistant Secretary (Principal financial and accounting officer)