Form 10-Q
period 2008-09-30
CODORUS VALLEY BANCORP INC
filed 2008-11-14
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On November 6, 2008, 3,997,000 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.
Form 10-Q Index

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Codorus Valley Bancorp, Inc.
Consolidated Balance Sheets
Unaudited

	September 30,	December 31,
(dollars in thousands, except per share data)	2008	2007
Assets
Interest bearing deposits with banks	$118	$118
Cash and due from banks	9,803	13,946
Federal funds sold	0	24,989

Total cash and cash equivalents	9,921	39,053
Securities available-for-sale	75,504	80,921
Securities held-to-maturity (fair value $2,315 for 2008 and $3,624 for 2007)	2,432	3,448
Loans held for sale	7,531	1,778
Loans (net of deferred fees of $499 in 2008 and $315 in 2007)	527,749	445,719
Less-allowance for loan losses	(4,359)	(3,434)

Net loans	523,390	442,285
Premises and equipment, net	11,632	10,252
Other assets	19,279	16,870

Total assets	$649,689	$594,607

Liabilities
Deposits
Noninterest bearing	$51,409	$46,719
Interest bearing	501,482	465,249

Total deposits	552,891	511,968
Short-term borrowings	12,400	0
Long-term debt	19,481	20,350
Junior subordinated debentures	10,310	10,310
Other liabilities	4,038	3,564

Total liabilities	599,120	546,192

Shareholders’ equity
Preferred stock, par value $2.50 per share; 1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, par value $2.50 per share; 10,000,000 shares authorized; 3,997,000 shares issued and outstanding on 9/30/08 and 3,738,950 on 12/31/07	9,993	9,347
Additional paid-in capital	35,763	32,516
Retained earnings	4,696	6,267
Accumulated other comprehensive income	117	285

Total shareholders’ equity	50,569	48,415

Total liabilities and shareholders’ equity	$649,689	$594,607

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Income
Unaudited

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2008	2007	2008	2007
Interest income
Loans, including fees	$8,215	$8,778	$24,286	$25,221
Investment securities
Taxable	569	639	1,823	2,002
Tax-exempt	315	307	949	895
Dividends	18	33	49	121
Federal funds sold	48	332	330	890
Other	0	1	2	5

Total interest income	9,165	10,090	27,439	29,134
Interest expense
Deposits	3,674	4,205	10,712	12,406
Federal funds purchased and other short-term borrowings	33	0	34	0
Long-term debt	324	536	1,016	1,664

Total interest expense	4,031	4,741	11,762	14,070

Net interest income	5,134	5,349	15,677	15,064
Provision for (recovery of) loan losses	353	(35)	1,413	(919)

Net interest income after provision for loan losses	4,781	5,384	14,264	15,983
Noninterest income
Trust and investment services fees	307	317	983	945
Service charges on deposit accounts	592	499	1,675	1,436
Income from mutual fund, annuity and insurance sales	390	410	1,374	1,092
Income from bank owned life insurance	73	71	208	204
Other income	121	102	367	324
Gain on sales of mortgages	135	51	303	208
Gain (loss) on sales of securities	0	0	123	(7)

Total noninterest income	1,618	1,450	5,033	4,202
Noninterest expense
Personnel	2,744	2,741	8,277	7,845
Occupancy of premises, net	367	314	1,144	1,005
Furniture and equipment	349	347	1,067	1,032
Postage, stationery and supplies	117	101	352	341
Professional and legal	85	105	239	235
Marketing and advertising	249	247	531	474
Other	1,012	807	2,951	2,486

Total noninterest expense	4,923	4,662	14,561	13,418

Income before income taxes	1,476	2,172	4,736	6,767
Provision for income taxes	346	531	1,112	1,730

Net income	$1,130	$1,641	$3,624	$5,037

Net income per share, basic	$0.28	$0.42	$0.92	$1.30
Net income per share, diluted	$0.28	$0.41	$0.91	$1.27

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Cash Flows
Unaudited

	Nine months ended
	September 30,
(dollars in thousands)	2008	2007
Cash flows from operating activities
Net income	$3,624	$5,037
Adjustments to reconcile net income to net cash provided (used in) operations
Depreciation	880	853
Provision for (recovery of) loan losses	1,413	(919)
Amortization of investment in real estate partnership	392	378
Increase in cash surrender value of life insurance investment	(208)	(204)
Originations of held for sale mortgages	(29,376)	(13,797)
Proceeds from sales of held for sale mortgages	23,926	15,056
Gain on sales of held for sale mortgages	(303)	(208)
(Gain) loss on sales of securities	(123)	7
Loss on sales of foreclosed real estate	0	2
Stock-based compensation expense	40	36
(Increase) decrease in accrued interest receivable and other assets	(857)	75
(Decrease) increase in accrued interest payable and other liabilities	(226)	161
Other, net	(181)	95

Net cash provided by (used in) operating activities	(999)	6,572
Cash flows from investing activities
Securities available-for-sale
Purchases	(16,016)	(19,847)
Maturities and calls	15,665	11,028
Sales	6,639	961
Net (increase) decrease in FHLB and ACBB stock	(980)	70
Securities, held-to-maturity, calls	1,036	4,172
Net increase in loans made to customers	(84,009)	(35,861)
Purchases of premises and equipment	(2,276)	(570)
Investment in life insurance	(7)	(7)
Proceeds from sales of foreclosed real estate	0	167

Net cash used in investing activities	(79,948)	(39,887)
Cash flows from financing activities
Net (decrease) increase in demand and savings deposits	(25,000)	12,997
Net increase in time deposits	65,923	28,650
Net increase in short-term borrowings	12,400	0
Repayment of long-term debt	(869)	(4,395)
Dividends paid	(1,526)	(1,445)
Issuance of common stock	915	329
Purchase of treasury stock	(127)	0
Reissuance of treasury stock	104	0
Cash paid in lieu of fractional shares	(5)	(6)

Net cash provided by financing activities	51,815	36,130

Net (decrease) increase in cash and cash equivalents	(29,132)	2,815
Cash and cash equivalents at beginning of year	39,053	35,372

Cash and cash equivalents at end of period	$9,921	$38,187

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
Unaudited

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except share data)	Stock	Capital	Earnings	Income (Loss)	Stock	Total

For the nine months ended September 30, 2008

Balance, December 31, 2007	$9,347	$32,516	$6,267	$285	$0	$48,415
Cumulative effect adjustment for adoption of EITF Issue No. 06-04			(703)			(703)
Comprehensive income:
Net income			3,624			3,624
Other comprehensive loss, net of tax:
Unrealized losses on securities, net				(168)		(168)

Total comprehensive income						3,456
Cash dividends ($.386 per share, adjusted)			(1,526)			(1,526)
5% stock dividend — 187,363 shares at fair value	469	2,492	(2,966)			(5)
Purchase of 8,002 shares for treasury					(127)	(127)
Stock-based compensation		40				40
Issuance of common stock —
62,710 shares under stock option plan	157	661				818
7,997 shares under the dividend reinvestment and stock purchase plan	20	77				97
Re-issuance of 8,002 shares under Employee Stock Purchase Plan		(23)			127	104

Balance, September 30, 2008	$9,993	$35,763	$4,696	$117	$0	$50,569

For the nine months ended September 30, 2007

Balance, December 31, 2006	$8,757	$28,839	$5,434	$(244)	$0	$42,786
Comprehensive income:
Net income			5,037			5,037
Other comprehensive income, net of tax:
Unrealized gains on securities, net				177		177

Total comprehensive income						5,214
Cash dividends ($.374 per share, adjusted)			(1,445)			(1,445)
5% stock dividend — 175,148 shares at fair value	438	2,942	(3,386)			(6)
Stock-based compensation		36				36
Issuance of common stock —
22,995 shares under stock option plan	57	272				329

Balance, September 30, 2007	$9,252	$32,089	$5,640	$(67)	$0	$46,914

See accompanying notes.

Notes to Consolidated Financial Statements
Note 1—Basis of Presentation
The interim unaudited financial statements reflect all adjustments that are, in the opinion of management, necessary to present fairly the financial condition and results of operations for the reported periods, and are of a normal and recurring nature. The December 31, 2007 balance sheet was derived from the audited financial statements.
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
The results of operations for the nine-month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.
Note 2—Significant Accounting Policies
Stock dividend and per share computations
All per share computations include the effect of stock dividends distributed through September 30, 2008. The weighted average number of shares of common stock outstanding used for basic and diluted calculations are provided below. Excluded from the calculation were 85,000 anti-dilutive options for the three and nine months ended September 30, 2008, respectively, and 0 anti-dilutive options for the three and nine months ended September 30, 2007.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2008	2007	2008	2007
Net income	$1,130	$1,641	$3,624	$5,037

Weighted average shares outstanding (basic)	3,986	3,875	3,953	3,868
Effect of dilutive stock options	16	88	35	93

Weighted average shares outstanding (diluted)	4,002	3,963	3,988	3,961

Basic earnings per share	$.28	$.42	$.92	$1.30
Diluted earnings per share	$.28	$.41	$.91	$1.27

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

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2008	2007	2008	2007
Unrealized holding gains (losses) arising during the period	$326	$1,016	$(132)	$261
Reclassification adjustment for (gains) losses included in income	0	0	(123)	7

Net unrealized gains (losses)	326	1,016	(255)	268
Tax effect	(111)	(345)	87	(91)

Net of tax amount	$215	$671	$(168)	$177

Cash Flow Information
For purposes of the statements of cash flows, the Corporation considers interest bearing deposits with banks, cash and due from banks, and federal funds sold to be cash and cash equivalents. Noncash items for the nine-month periods ended September 30, 2008 and 2007 consisted of the transfer of loans to foreclosed real estate for $1,674,000 and $576,000, respectively.
Post Retirement Benefit Liability Accrual
Management has elected the cumulative-effect adjustment method under EITF Issue No. 06-4 and recorded a one time charge of $703,000 to retained earnings on January 1, 2008. Recognition of the current liability as an expense through the income statement is expected to approximate $56,000 for 2008.
Recent Accounting Pronouncements
In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3), to clarify the application of the provisions of SFAS No. 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the periods ended September 30, 2008.
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
Note 3—Deposits
The composition of deposits on September 30, 2008 and December 31, 2007, was as follows:

	September 30,	December 31,
(dollars in thousands)	2008	2007
Noninterest bearing demand	$51,409	$46,719
NOW	47,551	44,086
Money market	113,756	148,832
Savings	20,112	18,191
Time CDs less than $100,000	191,369	173,674
Time CDs $100,000 or more	128,694	80,466

Total deposits	$552,891	$511,968

Note 4—Long-term Debt
A summary of long-term debt at September 30, 2008 and December 31, 2007 follows:

	September 30,	December 31,
(dollars in thousands)	2008	2007
Obligations of PeoplesBank to FHLBP
Due 2009, 3.47%, convertible quarterly after December 2006	$5,000	$5,000
Due 2010, 4.32%	6,000	6,000
Due 2011, 4.30%, amortizing	4,034	4,240
Due 2012, 4.25%, amortizing	1,402	1,663
Due 2013, 3.46%, amortizing	2,548	2,921
Obligations of Codorus Valley Bancorp, Inc.
Due 2034, floating rate based on 3 month LIBOR plus 2.02%, callable quarterly after December 2009	3,093	3,093
Due 2036, floating rate based on 3 month LIBOR plus 1.54%, callable quarterly after July 2011	7,217	7,217

	29,294	30,134
Capital lease obligation	497	526

Total long-term debt	$29,791	$30,660

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
Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to quarter-to-date average assets (leverage ratio). Codorus Valley and PeoplesBank were well capitalized on September 30, 2008, based on FDIC capital guidelines.

			Minimum for		Well Capitalized
	Actual		Capital Adequacy		Minimum*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at September 30, 2008
Capital ratios:
Tier 1 risk based	$60,078	10.80%	$22,244	4.0%	n/a	n/a
Total risk based	64,437	11.59	44,488	8.0	n/a	n/a
Leverage	60,078	9.37	25,645	4.0	n/a	n/a

at December 31, 2007
Capital ratios:
Tier 1 risk based	$57,727	12.14%	$19,022	4.0%	n/a	n/a
Total risk based	61,161	12.86	38,043	8.0	n/a	n/a
Leverage	57,727	9.84	23,473	4.0	n/a	n/a

PeoplesBank, A Codorus Valley Company
at September 30, 2008
Capital ratios:
Tier 1 risk based	$56,222	10.21%	$22,029	4.0%	$33,043	6.0%
Total risk based	60,581	11.00	44,057	8.0	55,072	10.0
Leverage	56,222	8.84	25,432	4.0	31,790	5.0

at December 31, 2007
Capital ratios:
Tier 1 risk based	$53,759	11.39%	$18,885	4.0%	$28,328	6.0%
Total risk based	57,183	12.11	37,770	8.0	47,213	10.0
Leverage	53,759	9.22	23,324	4.0	29,155	5.0

*	To be well capitalized under prompt corrective action provisions.
Note 6—Stock-Based Compensation
A summary of stock options from all plans, adjusted for stock dividends distributed, is shown below.

		Weighted Average	Weighted Average	Aggregate
		Exercise Price	Remaining	Intrinsic Value
	Options	Per Share	Contractual Term	($000)
Outstanding at January 1, 2008	234,176	$12.46	3.6 years	$879
Granted	—	—
Exercised	(63,449)	12.04

Outstanding at September 30, 2008	170,727	$12.62	4.0 years	$228

Exerciseable at September 30, 2008	155,112	$12.35	3.7 years	$228

As of September 30, 2008, total unrecognized compensation cost related to nonvested options was $26,000. The cost is expected to be recognized over a weighted average period of 1.1 years.
Note 7—Contingent Liabilities
Management was not aware of any material contingent liabilities on September 30, 2008.
Note 8—Guarantees
Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by PeoplesBank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Commitments and letters of credit do not necessarily represent future cash needs as they may expire without being drawn upon. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $4,194,000 of standby letters of credit outstanding on September 30, 2008, compared to $3,381,000 on December 31, 2007. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding letters of credit. The current amount of the liability as of September 30, 2008 and December 31, 2007, under standby letters of credit issued, was not material.

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
For assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

		Fair Value Measurements at September 30, 2008 Using
		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
(dollars in thousands)	2008	(Level 1)	(Level 2)	(Level 3)
Securities available-for-sale	$75,504	$40,834	$34,670	$—
Loans held for sale	7,531	7,531	—	—
Impaired loans	13,845	—	—	13,845
Other real estate owned	2,030	—	—	2,030

Total	$98,910	$48,365	$34,670	$15,875

A description of the valuation methodologies as of September 30, 2008 for the above listed assets follows.
Securities available-for-sale: Fair values of securities available-for-sale were based on quoted market prices. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. Unrealized gains and losses related to securities available-for-sale are reported as a component of other comprehensive income.
Loans held for sale: Fair values of loans held for sale are based on quoted market prices and reported at the lower of cost or fair value, as determined in the aggregate. The amount, by which cost exceeds fair value, if any, is accounted for as a valuation allowance and is charged to expense in the period of change. There was no valuation allowance established as of September 30, 2008.
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
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements of impaired loans and other real estate owned using significant unobservable (Level 3) inputs:

	Impaired	Other Real
(dollars in thousands)	Loans	Estate Owned
Beginning balance at December 31, 2007	$14,403	$403
Loans added/Acquisitions/Capital Improvements	2,252	—
Payments and other credits	(277)	—
Sales	—	—
Specific allowance	(260)	—

Balance at March 31, 2008	16,118	403

Loans added/Acquisitions/Capital Improvements	4,158	1,674
Payments and other credits	(6,814)	(54)
Sales	—	—
Specific allowance	(140)	—

Balance at June 30, 2008	13,322	2,023

Loans added/Acquisitions/Capital Improvements	1,366	7
Payments and other credits	(785)	—
Sales	—	—
Specific allowance	(58)	—

Ending balance at September 30, 2008	$13,845	$2,030

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
Readers should note that many factors, some of which are discussed elsewhere in this report and in the documents that are incorporated by reference, could affect the future financial results of the Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this Form 10-Q. These factors include:
•	current disruptions in the financial and credit markets;

•	operating, legal and regulatory risks;

•	economic, political and competitive forces affecting banking, securities, asset management and credit services businesses; and

•	the risk that management’s analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.
The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in Item 1A of Part B of this quarterly Form 10-Q Report and Item 1A of the 2007 Annual Report on Form 10-K for the period ended December 31, 2007, and other documents that Codorus Valley files periodically with the Securities and Exchange Commission.
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
Management makes significant estimates in determining the allowance for loan losses. Management considers a variety of factors in establishing this estimate such as current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, financial and managerial strengths of borrowers, adequacy of collateral, if collateral dependent, and present value of future cash flows and other relevant factors. Estimates related to the value of collateral also have a significant impact on whether or not management continues to accrue income on delinquent loans and on the amounts at which foreclosed real estate is recorded on the statement of financial condition. Additional information is contained in Management’s Discussion and Analysis regarding critical accounting estimates, including the provision and allowance for loan losses, located on pages 19 and 26 of this Form 10-Q.

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
Three months ended September 30, 2008,
compared to three months ended September 30, 2007
FINANCIAL HIGHLIGHTS
The Corporation earned $1,130,000 or $.28 per share ($.28 diluted), for the three-month period ended September 30, 2008, compared to $1,641,000 or $.42 per share ($.41 diluted), for the same period of 2007. The $511,000 or 31 percent decrease in net income was the result of increases in the provision for loan losses and noninterest expense, and a decrease in net interest income. The Corporation increased the provision for loan losses by $388,000 to support a substantial increase in the loan portfolio and the risk of a prolonged downturn in the US economy. The $261,000 or 6 percent increase in total noninterest expense was due in part to expansion of the Corporation’s banking franchise. PeoplesBank, the Corporation’s banking subsidiary, recently opened a second full-service financial center in the Hanover, Pennsylvania market, which followed the bank’s expansion, in January, to Hunt Valley, Maryland. Increases in assessments by the Federal Deposit Insurance Corporation on the banking industry, miscellaneous services expenses and impaired loan carrying costs also contributed to the increase in total noninterest expense. Net interest income decreased by $215,000 or 4 percent as yields on earning assets declined more rapidly than rates paid on deposits. These decreases in yields and rates paid were due in part to aggressive interest rate cuts by the Federal Reserve Bank to stimulate the struggling US economy. Total noninterest income for the current quarter increased $168,000 or 12 percent primarily as a result of increases in service charges on deposits and gains on the sale of mortgages.

A more detailed analysis of the factors and trends affecting corporate earnings follows.
INCOME STATEMENT ANALYSIS
Net interest income
Net interest income for the three-month period ended September 30, 2008, was $5,134,000, a decrease of $215,000 or 4 percent compared to the third quarter of 2007. Earning assets for the current quarter averaged $599 million and yielded 6.20 percent (tax equivalent basis), compared to $542 million and 7.50 percent, respectively, for the third quarter of 2007. While the volume of average earning assets, principally business loans, increased in the current quarter, yields decreased. Yields on floating rate instruments in particular were adversely affected by aggressive interest rate cuts by the Federal Reserve Bank in its effort to stimulate the US economy. The Federal Reserve Bank lowered interest rates a total of 3.25 percent from September 2007 to April 2008. In addition to a decrease in interest income from loans, loan fees also decreased. Loan fees totaled $184,000 for the third quarter of 2008, compared to $619,000 for the third quarter of 2007. The prior period included $329,000 in loan fees from a single business loan account that did not recur in the current quarter. Total interest bearing deposits for the current quarter averaged $503 million at an average rate of 2.91 percent, compared to $447 million and 3.73 percent, respectively, for the third quarter of 2007. During the current quarter, deposit customers continued to replace floating rate money market and time deposits, in response to the low level of short-term market interest rates, with relatively higher yielding fixed rate time deposits to increase their return. The net interest margin, on a taxable equivalent basis, was 3.52 percent for the third quarter of 2008, compared to 3.69 percent for the second quarter of 2008 and 4.03 percent for the third quarter of 2007.
Provision for loan losses
A $353,000 provision expense for loan losses was recorded for the third quarter of 2008, compared to a $35,000 recovery (credit) for the same quarter in 2007. The current quarter’s loan loss provision bolstered the allowance to support strong the growth in the Company’s business loan portfolio and the risk of a prolonged downturn in the US economy.
Noninterest income
The following table presents the components of total noninterest income for the third quarter of 2008, compared to the third quarter of 2007.
Table 1 — Noninterest income

	Three months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2008	2007	$	%

Trust and investment services fees	$307	$317	$(10)	(3)%
Service charges on deposit accounts	592	499	93	19
Income from mutual fund, annuity and insurance sales	390	410	(20)	(5)
Income from bank owned life insurance	73	71	2	3
Other income	121	102	19	19
Gain on sales of mortgages	135	51	84	165
Gain (loss) on sales of securities	0	0	0	nm

Total noninterest income	$1,618	$1,450	$168	12%

nm — not meaningful
The discussion that follows addresses changes in selected categories of noninterest income.
Service charges on deposit accounts—The $93,000 or 19 percent increase in service charges on deposit accounts for the third quarter of 2008, compared to the same quarter of 2007 was the result of increases in overdraft and debit card fees related to an increase in the number of deposit accounts and increased transaction volumes.
Gain on sales of mortgages—The $84,000 or 165 percent increase in gains on sales of mortgages for the third quarter of 2008, compared to the same quarter of 2007, was the result of an increase in the sales staff and the volume of sales.

Noninterest expense
The following table presents the components of total noninterest expense for the third quarter of 2008, compared to the third quarter of 2007.
Table 2 — Noninterest expense

	Three months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2008	2007	$	%

Personnel	$2,744	$2,741	$3	0%
Occupancy of premises, net	367	314	53	17
Furniture and equipment	349	347	2	1
Postage, stationery and supplies	117	101	16	16
Professional and legal	85	105	(20)	(19)
Marketing and advertising	249	247	2	1
Other	1,012	807	205	25

Total noninterest expense	$4,923	$4,662	$261	6%

Personnel—Personnel expense, comprised of wages, payroll taxes and employee benefits for the third quarter of 2008 was flat compared to the same quarter of 2007. The prior period included a $200,000 wage expense allocation for an annual companywide performance bonus based on projected 2007 core earnings. No comparable performance bonus accrual was recorded for the current period. On an adjusted basis, the $203,000 or 8 percent increase in personnel expense was due to staff additions to support planned corporate growth.
Occupancy of premises, net—The $53,000 or 17 percent increase in occupancy expense for the third quarter of 2008, compared to the same quarter of 2007, was due primarily to the addition of the Hunt Valley office in Maryland in January 2008.
Other—The $205,000 or 25 percent increase in other expense for the third quarter of 2008, compared to the same quarter of 2007 was due in part to increases in the following expenses: an insurance assessment imposed on the industry by the Federal Deposit Insurance Corporation, miscellaneous services, and impaired loan carrying costs.
Income taxes
The provision for income tax was $346,000 for the third quarter of 2008, compared to $531,000 for the same period in 2007. The $185,000 decrease in the tax provision was the result of a 32 percent decrease in pretax income. Codorus Valley’s effective federal income tax rate was 21 percent and 25 percent, respectively, for quarters ended September 30, 2008, and 2007. The Company’s marginal tax rate was 34 percent for both periods.

Nine months ended September 30, 2008,
compared to nine months ended September 30, 2007
FINANCIAL HIGHLIGHTS
The Corporation earned $3,624,000 or $.92 per share ($.91 diluted) for the nine-month period ended September 30, 2008, compared to $5,037,000 or $1.30 per share ($1.27 diluted), for the same period of 2007. The $1,413,000 or 28 percent decrease in net income was primarily the result of a $2,332,000 pre-tax ($1,539,000 after-tax) increase in the provision for loan losses. The current period provision and allowance were primarily increased to support strong loan growth in the Corporation’s loan portfolio and the risk of a prolonged downturn in the US economy and secondarily to replenish the allowance for loan losses for a previously disclosed loan loss of $481,000 in the second quarter of 2008. In contrast, during 2007 the Corporation recognized the positive financial impact of a one-time $839,000 pre-tax recovery ($554,000 after-tax) of loan losses that were incurred by PeoplesBank during 2002-2003. Due to the adequacy of the Corporation’s allowance for loan losses in 2007, the full amount of the recovery was recorded as a reduction to the loan loss provision at that time. On a comparable basis, net income for the nine-month period ended September 30, 2008, decreased $859,000 or 19 percent, compared to the same period in 2007, as adjusted ($5,037,000 of reported 2007 earnings less $554,000 for the after-tax effect of the loan recovery).
Net income for the 2008 period was also constrained by net interest margin compression as yields on earning assets declined more rapidly than rates paid on deposits due in part to aggressive interest rate cuts by the Federal Reserve Bank to stimulate the struggling US economy. Operating costs increased for the current period primarily as a result of corporate expansion and increased Federal Deposit Insurance Corporation deposit premiums. PeoplesBank recently opened a second full-service financial center in the Hanover, Pennsylvania market, which followed the Bank’s expansion, in January, to Hunt Valley, Maryland. A second Maryland banking office, located in the Bel Air area, is scheduled to open in November 2008.
On September 30, 2008, total assets were $650 million, representing a $60 million or 10 percent increase above September 30, 2007. Asset growth occurred primarily in business and home equity loan portfolios, which were funded by strong deposit growth, principally time deposits.
Net income as a percentage of average shareholders’ equity (ROE) was 9.72 percent for the first nine months (annualized) of 2008, compared to 14.94 percent for the same period of 2007. Net income as a percentage of average total assets (ROA) was 0.78 percent for the first nine months (annualized) of 2008, compared to 1.18 percent for the same period of 2007. The efficiency ratio (noninterest expense as a percentage of net interest income plus noninterest income) was 68.5 percent for the first nine months of 2008, compared to 67.3 percent for the same period of 2007.
On September 30, 2008, the nonperforming assets ratio was 1.93 percent, compared to 1.02 percent for September 30, 2007. Information regarding nonperforming assets is provided in the Risk Management section of this report, including Table 5—Nonperforming Assets. Based on a recent evaluation of probable loan losses and the current loan portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on September 30, 2008. An analysis of the allowance is provided in Table 6—Analysis of Allowance for Loan Losses.
Throughout the current period, Codorus Valley maintained a capital level well above minimum regulatory quantitative requirements. Currently, there are three federal regulatory definitions of capital that take the form of minimum ratios. Note 5—Regulatory Matters, shows that the Corporation and PeoplesBank were well capitalized on September 30, 2008. Management is presently evaluating the Capital Purchase Program recently announced by the US Department of the Treasury. More information about this program is provided within the Shareholders’ Equity and Capital Adequacy section of this report.

A more detailed analysis of the factors and trends affecting corporate earnings follows.
INCOME STATEMENT ANALYSIS
Net interest income
Net interest income for the nine-month period ended September 30, 2008, was $15,677,000, an increase of $613,000 or 4 percent above the same period in 2007 due to a larger volume of earning assets and lower funding costs. The growth in net interest income was constrained by net interest margin compression as the yields on earning assets declined more rapidly than rates paid on deposits. The net interest margin, on a tax equivalent basis, was 3.75 percent for the first nine months of 2008, compared to 3.90 percent for the same period in 2007. The decline in loan yields and deposit rates, particularly floating rate products, reflected a series of aggressive interest rate cuts by the Federal Reserve Bank that began in September 2007 and ended in April 2008 to stimulate the US economy. (Note: During October 2008 the Federal Reserve Bank cut its target federal funds rate two times for a total of 100 basis points. As of October 29, 2008, the target federal funds rate was 1%, which equates to a 4% prime lending rate.)
Earning assets averaged $576 million and yielded 6.48 percent (tax equivalent basis) for the current nine-month period, compared to $532 million and 7.44 percent, respectively, for 2007. The $44 million or 8 percent increase in average earning assets was the result of loan growth primarily in the business loan portfolio and secondarily in the home equity loan portfolio. Total loans averaged $479 million and yielded 6.80 percent (tax equivalent basis) for 2008, compared to $426 million and 7.95 percent, respectively, for 2007. The investment securities portfolio averaged $81 million and yielded 5.36 percent (tax equivalent basis) for 2008, compared to $84 million and 5.45 percent for 2007. Interest income from investment securities decreased as a result of decreases in volume and yield. For the first nine months of 2008, total interest income decreased $1,695,000 or 6 percent, compared to 2007, due primarily to lower yields on floating rate loans and overnight investments, and decreased loan fees.
For the first nine months of 2008, total interest expense decreased $2,308,000 or 16 percent, compared to 2007 due to a decrease in the weighted average rate paid on deposits and borrowings. Total interest bearing liabilities averaged $517 million at an average rate of 3.04 percent, compared to $478 million and 3.93 percent, respectively, for 2007. The $39 million or 8 percent increase in average interest bearing liabilities was driven by an increase in time deposits. Interest expense on deposits for the current period decreased $1,694,000 or 14 percent below the prior year due to lower market interest rates. During the current nine-month period deposit customers continued to replace floating rate money market and time deposits with higher yielding fixed rate time deposits to increase their return. Interest expense on long-term debt decreased for the current period by $648,000 or 39 percent below the prior year due to a decrease in volume, which resulted from a scheduled maturity in 2007 that was not refinanced and the pay-off of two borrowings prior to maturity that also occurred in 2007.
Provision for loan losses
For the nine-month period ended September 30, 2008, the provision for loan losses was $1,413,000, representing a $2,332,000 increase compared to the $919,000 recovery (credit) for the same period in 2007. The current period provision and allowance were primarily increased to support strong loan growth in the Corporation’s loan portfolio and the risk of a prolonged downturn in the US economy and secondarily to replenish the allowance for a previously disclosed loan loss in the second quarter of 2008. In contrast, during 2007 the Corporation recognized the positive financial impact of a one-time $839,000 pre-tax recovery ($554,000 after-tax) of loan losses that were incurred by PeoplesBank during 2002-2003. Due to the adequacy of the Corporation’s allowance for loan losses in 2007, the full amount of the recovery was recorded as a reduction to the loan loss provision at that time.

Noninterest income
The following table presents the components of total noninterest income for the first nine months of 2008, compared to the first nine months of 2007. After removing the impact of infrequent gains (losses) from the sale of securities, total noninterest income for the current nine-month period increased $701,000 or 17 percent above 2007.
Table 3 — Noninterest income

	Nine months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2008	2007	$	%

Trust and investment services fees	$983	$945	$38	4%
Service charges on deposit accounts	1,675	1,436	239	17
Income from mutual fund, annuity and insurance sales	1,374	1,092	282	26
Income from bank owned life insurance	208	204	4	2
Other income	367	324	43	13
Gain on sales of mortgages	303	208	95	46
Gain (loss) on sales of securities	123	(7)	130	nm

Total noninterest income	$5,033	$4,202	$831	20%

nm — not meaningful
The discussion that follows addresses changes in selected categories of noninterest income.
Trust and investment services fees—The $38,000 or 4 percent increase in trust fees for the first nine months of 2008, compared to the same period in 2007 was primarily the result of periodic recognition of estate fees totaling $55,000.
Service charges on deposit accounts—The $239,000 or 17 percent increase in service charges on deposit accounts for the first nine months of 2008, compared to the same period in 2007 was the result of increases in overdraft and debit card fees related to an increase in the number of deposit accounts and transaction volumes.
Income from mutual fund, annuity and insurance sales—The $282,000 or 26 percent increase in mutual fund, annuity and insurance income for the first nine months of 2008, compared to the same period in 2007 was the result of increased sales.
Gain on sales of mortgages—The $95,000 or 46 percent increase in gains on sales of mortgages for the first nine months of 2008, compared to the same period in 2007 was the result of an increase in the sales staff and the volume of sales.
Gain (loss) on sales of securities—During 2008, market interest rates decreased affording the Company an opportunity to realize a $123,000 gain from the sale of investment securities with a carrying value of $6.5 million. There was no comparable sale in the prior year.

Noninterest expense
The following table presents the components of total noninterest expense for the first nine months of 2008, compared to the first nine months of 2007. After removing the impact of an infrequent prepayment penalty in 2007, which is described below under other expense, total noninterest expense for the current nine-month period increased $1,328,000 or 10 percent above 2007.
In the period ahead, it is probable that noninterest expense will continue to increase as a result of expansion of the banking franchise, investment in technology, and increased Federal Deposit Insurance Corporation (FDIC) premiums. PeoplesBank recently opened a second full-service financial center in the Hanover, Pennsylvania market, which followed the Bank’s expansion, in January, to Hunt Valley Maryland. A second Maryland banking office, located in the Bel Air area, is scheduled to open in November 2008.
Recently, the FDIC proposed a premium increase for 2009, beginning in the first quarter of next year, which could double the annual $300,000 premium that PeoplesBank is presently paying as a well-managed, well-capitalized bank (FDIC Risk Category I). The increase in premiums is expected to replenish the FDIC’s reserve as a result of recent and anticipated bank failures. On a separate note, in October 2008, the FDIC communicated its interim rule on the Temporary Liquidity Guarantee Program (TLGP). The TLGP consists of temporary guarantees by the FDIC of a member bank’s newly issued senior unsecured debt and non-interest bearing transaction accounts in excess of $250,000. A member bank can opt out of either or both guarantee components of the TLGP. The FDIC encourages participation in the TLGP and PeoplesBank plans to do so. The proposed FDIC fees under its TLGP are expected to be insignificant.
Table 4 — Noninterest expense

	Nine months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2008	2007	$	%

Personnel	$8,277	$7,845	$432	6%
Occupancy of premises, net	1,144	1,005	139	14
Furniture and equipment	1,067	1,032	35	3
Postage, stationery and supplies	352	341	11	3
Professional and legal	239	235	4	2
Marketing and advertising	531	474	57	12
Other	2,951	2,486	465	19

Total noninterest expense	$14,561	$13,418	$1,143	9%

The discussion that follows addresses changes in selected categories of noninterest expense.
Personnel—For the first nine months of 2008, personnel expense, comprised of wages, payroll taxes and employee benefits, increased $432,000 or 6 percent above 2007 levels due primarily to staff additions associated with planned business growth.

Occupancy of premises, net—For the first nine months of 2008, occupancy expense, comprised of rent, depreciation, maintenance, insurance, real estate taxes and utilities, increased $139,000 or 14 percent above 2007. The increase in occupancy expense was due primarily to the addition of the Hunt Valley office in January 2008, and increased utility and maintenance costs.
Marketing and advertising—For the first nine months of 2008, marketing and advertising expense increased $57,000 or 12 percent above 2007. Planned marketing and advertising expense for the year 2008, to promote the brand, products and franchise expansion, is expected to exceed the level in 2007.
Other—For the first nine months of 2008, other expense increased $465,000 or 19 percent above 2007. The first quarter of 2007 included an infrequent $185,000 loan prepayment penalty expense due to the early repayment of $2 million on a $5 million Federal Home Loan Bank advance. PeoplesBank partially repaid the advance, which carried an above market interest rate, to reduce interest expense in future periods. On a comparable basis, other expense for the current nine-month period increased $650,000 or 28 percent above the same period in 2007. The increase was due primarily to increases in industry-wide FDIC deposit insurance premiums, miscellaneous servicing costs to outsourcers and other vendors, carrying costs on impaired assets, and a nonrecurring $30,000 contribution to a local municipality in lieu of public improvements.
Income taxes
The provision for income tax was $1,112,000 for the current nine-month period, compared to $1,730,000 for the same period in 2007. The $618,000 or 36 percent decrease in the tax provision was the result of a 30 percent decrease in pretax income. Codorus Valley’s effective federal income tax rates were 22 percent and 26 percent, respectively, for the nine-month periods ended September 30, 2008, and 2007. The marginal tax rate was 34 percent for both periods. The effective tax rate reflects the impact of low income housing credits and tax-exempt interest income, including income from bank owned life insurance.
BALANCE SHEET REVIEW
Federal funds sold
On September 30, 2008, federal funds sold, i.e., overnight investment, was $0 compared to $25 million at year-end 2007. During 2008, overnight investments were redeployed into the higher yielding business loan portfolio in response to strong loan demand.
Investment securities
On September 30, 2008, the fair value of the securities available-for-sale portfolio totaled $75.5 million, compared to $80.9 million at year-end 2007. Proceeds from scheduled maturities were used to fund business loan growth, which resulted in the decrease in the portfolio. In June 2008, PeoplesBank sold $6.5 million of securities and recognized a $123,000 gain. Proceeds from the sale were subsequently reinvested back into securities with comparable yields. The fair value of securities available-for-sale on September 30 was slightly above book value (i.e., amortized cost). On September 30, 2008, the available-for-sale portfolio was comprised of the following securities mix based on amortized cost: US agency mortgage-backed bonds (46%); municipal bonds (43%); US agency bonds (8%); and restricted stock of the Federal Home Loan Bank and Atlantic Central Bankers Bank (3%).

On September 30, 2008, the securities held-to-maturity portfolio, recorded at amortized cost, was approximately $2.4 million, compared to $3.4 million for year-end 2007. The decrease in the portfolio was the result of a $1 million (par) security being called by the issuer exercising its call option. The held-to-maturity portfolio for both periods consisted of fixed rate, junior subordinated debt instruments issued by commercial bank holding companies with call provisions that mature in years 2026-2028.
Loans
On September 30, 2008, total loans were $528 million, an increase of $82 million or 18 percent above year-end 2007. The increase was primarily attributable to an increase in business loans. The average yield (tax-equivalent basis) earned on total loans was 6.80 percent for the first nine months of 2008, compared to 7.95 percent for the same period of 2007. The decline in loan yields, particularly floating rate loans, reflected a series of interest rate cuts by the Federal Reserve that began in September 2007 and ended in April 2008.
Deposits
On September 30, 2008, total deposits were approximately $553 million, an increase of $41 million or 8 percent, above year-end 2007. The increase in deposits, as shown in Note 3—Deposits, occurred primarily in time deposits and secondarily in demand deposits. In contrast, money market deposit balances continued to decrease during the current period in response to decreasing short-term market interest rates influenced by Federal Reserve monetary policy. To increase return, some money market customers re-allocated their funds out of money markets into higher yielding time deposits. Others chose to invest in annuity products with guaranteed returns under an account management arrangement with Codorus Valley Financial Advisors. The average rate paid on interest bearing deposits was 2.95 percent for the first nine months of 2008, compared to 3.81 percent for the same period of 2007.
Short-term borrowing and long-term debt
On September 30, 2008, the Corporation was borrowing overnight to temporarily fund its operations as a result of strong business loan growth. In June 2008, the Corporation borrowed $1,675,000 from the Atlantic Central Bankers Bank under its unsecured line of credit. The rate of interest is Wall Street Journal Prime. The funds were used to provide capital to subsidiary SYC Realty, Inc. to enable it to acquire real estate, i.e., collateral from an impaired business loan, from PeoplesBank. Plans call for the eventual sale of the real estate and repayment of the short-term borrowing.
On September 30, 2008, long-term debt totaled $30 million, which was substantially the same amount as year-end 2007. A listing of outstanding long-term debt obligations is provided in Note 4—Long-term Debt.
Shareholders’ equity and capital adequacy
Shareholders’ equity or capital enables Codorus Valley to maintain asset growth and absorb losses. Total shareholders’ equity was approximately $50.6 million on September 30, 2008, an increase of $2.2 million, or approximately 4 percent, above December 31, 2007. The increase was caused primarily by retained earnings from profitable operations. As described more fully under Recent Accounting Pronouncements within Note 2—Significant Accounting Policies, the Corporation adopted EITF Issue No. 06-4 as a cumulative-effect adjustment on January 1, 2008. Accordingly, the Corporation recognized a one time charge to retained earnings of $703,000.

The US Department of the Treasury has allocated funds under the Economic Stabilization Act of 2008 to purchase senior preferred stock in banks through a voluntary Capital Purchase Program (CPP). The Treasury will determine eligibility of institutions and allocation of purchases after the institution has requested to be included in the program. Institutions interested in participating in the CPP must apply by November 14, 2008. The Corporation plans to apply with the Treasury to participate in the CPP. Codorus Valley plans to apply for the maximum allowable amount of 3 percent of risk-weighted assets, or approximately $16,500,000. Codorus Valley, which is well capitalized, plans to use the capital, if approved, to enhance its capital position and to support future corporate growth. Briefly, under the CPP each qualifying institution may issue an amount of nonvoting senior preferred stock equal to at least 1 percent, but not more than 3 percent of its risk-weighted assets. The cumulative cash dividend is set at 5 percent per annum for the first five years and 9 percent thereafter. The stock is generally redeemable after three years, and qualifies as Tier I capital. The Treasury would also receive warrants to purchase shares of common stock in an aggregate amount equal to 15 percent of the senior preferred amount on the date of investment, subject to reduction under certain circumstances. The initial exercise price for the warrants is the market price for the common stock (calculated on a 20-trading day trailing average) on the date of the preferred stock investment. The CPP places restrictions on the ability of participating institutions, without obtaining permission from the Treasury, to increase dividends and repurchase the Corporation’s common stock and on compensation paid to executives of participating institutions.
On October 14, 2008, the Board of Directors declared a quarterly cash dividend of $.12 per common share payable on or before November 11, 2008, to shareholders of record October 28, 2008. This dividend follows a $.12 per share cash dividend paid in August, and $.14 per share (or $.133 as adjusted for the stock dividend) cash dividends paid in May and February. The Board also distributed a 5 percent stock dividend in June, which resulted in the issuance of 187,363 common shares.
Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 5—Regulatory Matters, to the financial statements. Management believes that Codorus Valley and PeoplesBank were well capitalized on September 30, 2008, based on FDIC capital guidelines.

RISK MANAGEMENT
Nonperforming assets
The following table provides a summary of nonperforming assets and related ratios. The paragraphs below provide information for selected categories for September 30, 2008, compared to December 31, 2007.
Table 5 — Nonperforming Assets

	September 30,		December 31,
(dollars in thousands)	2008		2007

Nonaccrual loans	$8,208		$9,411
Accruing loans that are contractually past due 90 days or more as to principal or interest	—		222
Foreclosed real estate, net of allowance	2,030		403

Total nonperforming assets	$10,238		$10,036

Ratios:
Nonaccrual loans as a % of total period-end loans	1.56%		2.11%

Nonperforming assets as a % of total period-end loans and net foreclosed real estate	1.93%		2.25%

Nonperforming assets as a % of total period-end shareholders’ equity	20.25%		20.73%

Allowance for loan losses as a multiple of nonaccrual loans	.5	x	.4	x
On September 30, 2008, nonaccrual loans consisted of collateralized business and mortgage loans, and consumer loans. The Corporation recognizes interest income on a cash basis for nonaccrual loans. On September 30, 2008, the nonaccrual loan portfolio balance totaled $8,208,000, a $1,203,000 decrease compared to December 31, 2007. During the current period, a $3,298,000 nonaccrual business loan was reclassified to accrual status. The loan was brought current by the borrower and an escrow was established with the borrower’s funds to keep it current. Management believes that the real estate supporting this loan is situated in a prime location for residential development and expects to ultimately recover all amounts due. During the first quarter of 2008, a business loan totaling $2,155,000 was determined by management to be impaired and was classified to nonaccrual status. On June 10, 2008, the Company filed a Form 8-K disclosing that management anticipated a loss provision and corresponding charge-off ranging from $300,000 to $500,000 on this account pending a final appraisal of the real estate collateral. Upon receipt of the appraisal later in June, management charged off $481,000 against the allowance and recorded a provision expense for the same amount. The remaining unpaid principal loan balance of $1,674,000, which represented the fair value of the real estate less estimated selling costs, was reclassified to foreclosed real estate. On September 30, 2008, the nonaccrual loan portfolio was comprised of 15 unrelated accounts ranging in size from $1,000 to $4,658,000. The largest account, totaling $4,658,000, is adequately collaterized by real estate, which the borrower is trying to liquidate. Management has established a loss allowance for selected accounts where the net realizable value of the collateral is insufficient to repay the loan. Collection efforts, including modification of contractual terms for individual accounts based on prevailing market conditions and liquidation of collateral assets, are being employed to maximize recovery.
On September 30, 2008, foreclosed real estate, net of allowance, totaled $2,030,000, compared to $403,000 on December 31, 2007. The current portfolio contains two unrelated properties. The first property, previously discussed within the nonaccrual loans narrative, is an unoccupied nine unit condominium building with a carrying value of $1,682,000. The property is being held in a subsidiary of the Corporation pending the completion of improvements, estimated at $80,000, and eventual sale of the individual units. The second property, which management is trying to liquidate, has a carrying value of $348,000.

Allowance for loan losses
The following table shows the allowance was $4,359,000 or .83 percent of total loans on September 30, 2008, compared to $3,048,000 or .69 percent of total loans on September 30, 2007. The $1,311,000 or 43 percent increase in the allowance was based on management’s estimate of the amount necessary to bring the allowance to a level reflective of the risk in the portfolio and to reflect loan growth. Management also considered macro-economic factors that could adversely affect the ability of PeoplesBank’s loan clients to repay their loans, including a general economic slowdown or recession, increases in food and energy costs, rising unemployment and continued downturn in the real estate market. Based on a recent evaluation of probable loan losses in the current portfolio, management believes that the allowance was adequate to support losses inherent in the loan portfolio on September 30, 2008. The large recovery in 2007 of prior period commercial loan losses was discussed in the provision for loan loss section of this report.
Table 6 — Analysis of Allowance for Loan Losses

(dollars in thousands)	2008	2007
Balance-January 1,	$3,434	$3,126

Provision charged (credited) to operating expense	1,413	(919)

Loans charged off:
Commercial	482	7
Real estate-mortgage	0	31
Consumer	44	22

Total loans charged off	526	60
Recoveries:
Commercial	34	874
Real estate-mortgage	2	2
Consumer	2	25

Total recoveries	38	901

Net charge off (recoveries)	488	(841)

Balance-September 30,	$4,359	$3,048

Ratios:
Net charge offs (recoveries) annualized to average total loans	0.14%	(0.26)%
Allowance for loan losses to total loans at period-end	0.83%	0.69%
Allowance for loan losses to nonaccrual loans and loans past due 90 days or more	53.1%	74.5%
Liquidity
At September 30, 2008, management believed that liquidity was adequate based on the potential liquidation of a $75 million portfolio of available-for-sale securities, valued at September 30, 2008, and available credit from the Federal Home Loan Bank of Pittsburgh (FHLBP). Available funding from the FHLBP was approximately $133 million based on the latest available information from the FHLBP. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. Codorus Valley’s loan-to-deposit ratio, which is used as a broad measure of liquidity, was approximately 95 percent on September 30, 2008, compared to 87 percent on December 31, 2007. The ratio increased as a result of loan growth outpacing deposit growth.

Off-Balance Sheet Arrangements
Codorus Valley’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on September 30, 2008, totaled $174,859,000 and consisted of $139,918,000 in unfunded commitments under existing loan facilities, $30,747,000 to grant new loans and $4,194,000 in letters of credit. Normally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn and therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.
Contractual Obligations
Codorus Valley had various long-term contractual obligations outstanding at September 30, 2008, including long-term debt, time deposits and obligations under capital and operating leases, which were reported in Table 13 of the Annual Report on Form 10-K for the year ended 2007. A comparative schedule of deposits, which includes time deposits, is provided in Note 3 of this Form 10-Q report. A comparative schedule of long-term debt is provided in Note 4.
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
Codorus Valley performed financial simulations on its balance sheet for September 30, 2008 and December 31, 2007 to determine its sensitivity to market interest rate risk. The results of the point-in-time analyses are shown in Table 7—Interest Rate Sensitivity. On September 30, 2008, the asset-liability model portrayed a balance sheet that was slightly asset sensitive. Asset sensitivity means that loans and investments are likely to re-price to a greater and faster degree then the deposits and debt that fund them suggesting that net interest income and net income may increase if market interest rates increase significantly. Conversely, net interest income and net income would be expected to decrease if market interest rates decrease significantly. The change in balance sheet sensitivity since year-end 2007 resulted primarily from a decrease in the volume of floating rate money market and time deposits. Declining short-term market interest rates, influenced by the Federal Reserve Bank since September 2007, lowered the return on these instruments, which caused a shift to higher yielding fixed rate time deposits. This shift reduced the re-pricing sensitivity of liabilities.
For September 30, 2008, the low forecasted interest rate scenario was ramped 80 basis points instead of 200 basis points, due to the prevailing low level of market interest rates. This change in forecasting presumes a 4 percent floor for the prime interest rate (a key driver within the model), which is the historical low for this rate. The hypothetical change in net income under the most likely interest rate scenario at September 30, 2008, was the result of a non-parallel interest rate movement assumption and a distortion caused by the LIBOR rate. The most likely future interest rate scenario at September 30, 2008, provided by the forecasting service, predicts that key interest rate drivers will not move in parallel fashion for modeling purposes. For example, the prime rate is forecasted to decrease 55 basis points over the next 12 months (decreases yields on prime based loans), while short-term US treasury rates (12 months or less) are forecasted to increase 25 to 90 basis points over the same period (increases deposit rates). The sharp upward spike in the LIBOR rate at September 30, 2008, which resulted from disruption in global credit markets, inflated hypothetical income for the baseline scenario where rates are held flat. This movement in the LIBOR rate accounted for approximately 6 percent of the forecasted 17 percent decrease in net income under the most likely interest rate scenario.

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

Table 7 — Interest Rate Sensitivity

Forecasted	Change in interest rates
interest rate	ramped over 12 months	Change in net income
scenario	(basis points)	$000’s	%

	at September 30, 2008
Most likely	-55	(1,214)	(17.2)
High	+200	100	1.4
Flat (baseline)	0	0	0.0
Low	-80	(16)	(0.2)

	at December 31, 2007
Most likely	-75	(497)	(7.7)
High	+200	(580)	(8.9)
Flat (baseline)	0	0	0.0
Low	-200	(327)	(5.0)
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to the section entitled “Market risk management” within Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations on page 27 of this Form 10-Q.
Item 4T. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the Corporation’s disclosure controls and procedures are effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints, that the benefits of controls must be considered relative to their costs, and that there are inherent limitations that may not prevent fraud, particularly by collusion of two or more people or by management override of a control.

Change in Internal Control over Financial Reporting
There have been no known changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2008, that has materially affected or is reasonably likely to materially affect the Corporation’s internal control over financial reporting.
Part II—OTHER INFORMATION
Item 1. Legal proceedings
There are no legal proceedings pending against Codorus Valley Bancorp, Inc. or any of its subsidiaries which are expected to have a material impact upon the financial position and/or operating results of the Corporation. Management is not aware of any proceedings known or contemplated by government authorities.
Item 1A. Risk factors
The following risk factors supplement the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2007.
There can be no assurance that actions of the US government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.
In response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed the Economic Stabilization Act of 2008 (EESA) into law. Pursuant to EESA, the US Treasury has the authority to, among other things, purchase up to $700 billion of assets from financial institutions for the purpose of stabilizing the financial markets. The Federal Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. There can be no assurance as to what impact such actions will have on the financial markets, including extreme levels of volatility currently being experienced. Such continued volatility could materially and adversely affect our business, financial condition and results of operations, or the trading price of our common stock.
Recent negative developments in the financial industry and the credit markets may subject us to additional regulation.
As a result of the recent global financial crisis, the potential exists for new federal or state laws and regulations regarding lending and funding practices and liquidity standards to be promulgated. Bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by restricting business operations, including our ability to originate and sell loans, and adversely impact our financial performance.

A prolonged economic downturn, especially one affecting our geographic market area, could reduce our customer base, our level of deposits and demand for financial products, such as loans.
We are in uncertain economic times, including uncertainty with respect to financial markets that have been volatile as a result of sub-prime mortgage related and other matters. Our success significantly depends upon growth in population, income levels, deposits and housing starts in our geographic markets. If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business growth plans may not be achieved. A prolonged economic downturn would likely contribute to the deterioration of the credit quality of our loan portfolio and reduce our level of customer deposits, which in turn would hurt our business. If the current economic downturn in the economy as a whole, or in our geographic market areas, continues for a prolonged period, borrowers may be less likely to repay their loans as scheduled or not at all. Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations. A prolonged economic downturn could, therefore, result in losses that could materially and adversely affect our business.
Item 2. Unregistered sales of equity securities and use of proceeds
The Corporation maintains a shareholder approved Employee Stock Purchase Plan which provides for employees participating in the Plan to purchase shares of common stock at a discount from the Corporation semi-annually. In July 2008, the Corporation purchased at prevailing market rates, 4,219 shares from the open market and reissued the shares to the participants. The Corporation’s intent in the future is to issue shares from the 175,480 shares, adjusted for stock dividends distributed, reserved under the Plan.
Item 3. Defaults upon senior securities
N/A
Item 4. Submission of matters to a vote of security holders
N/A
Item 5. Other information
a) The Corporation plans to apply to the US Department of the Treasury to participate in the Capital Purchase Program (CPP) for the maximum allowable amount of 3 percent of risk-weighted assets, or approximately $16,500,000. Codorus Valley, which is well capitalized, plans to use the capital, if approved, to enhance its capital position and to support future corporate growth. More information about the CPP is provided on page 23 of this report under the Shareholders’ Equity and Capital Adequacy section.

Item 6. Exhibits

Exhibit
Number		Description of Exhibit

3	(i)	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 14, 2005.)

3	(ii)	Amended By-laws (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 15, 2007.)

4		Rights Agreement dated as of November 4, 2005 (Incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 8, 2005.)

14		Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 3, 2008.)

31.1		Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the authorized undersigned.

Codorus Valley Bancorp, Inc. (Registrant)

November 11, 2008 Date	/s/ Larry J. Miller Larry J. Miller
President & CEO
(Principal executive officer)

November 11, 2008 Date	/s/ Jann A. Weaver Jann A. Weaver
Treasurer & Assistant Secretary
(Principal financial and accounting officer)

Exhibit Index

Exhibit
Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002