Form 10-K
period 2008-12-31
CODORUS VALLEY BANCORP INC
filed 2009-03-30
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________ to ________________.

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
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☒ No

The aggregate market value of Codorus Valley Bancorp, Inc.’s voting stock held by non-affiliates was approximately $51,257,082 as of June 30, 2008.

As of March 20, 2009, Codorus Valley Bancorp, Inc. had 4,028,354 shares of common stock outstanding, par value $2.50 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2009

Codorus Valley Bancorp, Inc.
Form 10-K Index

PART I

Item 1: Business

Codorus Valley Bancorp, Inc. (Codorus Valley or the Corporation) is a Pennsylvania business corporation, incorporated on October 7, 1986. On March 2, 1987, Codorus Valley became a bank holding company, under the Bank Holding Company Act of 1956. PeoplesBank, A Codorus Valley Company (PeoplesBank) is its wholly owned bank subsidiary. SYC Realty Co., Inc. is its wholly owned nonbank subsidiary. Codorus Valley’s business consists primarily of managing PeoplesBank, and its principal source of income is dividends received from PeoplesBank. On December 31, 2008, Codorus Valley had total consolidated assets of $703 million, total deposits and other liabilities of $651 million, and total shareholders’ equity of $52 million.

Bank subsidiary

PeoplesBank, organized in 1934, is a Pennsylvania chartered bank. It is not a member of the Federal Reserve System. PeoplesBank offers a full range of business and consumer banking services through seventeen financial centers located throughout York County, Pennsylvania and in Hunt Valley and Bel Air, Maryland. It also offers investment, insurance, trust and real estate settlement services. The Federal Deposit Insurance Corporation insures the deposits of PeoplesBank to the maximum extent provided by law. On December 31, 2008, PeoplesBank had total loans of $575 million and total deposits of $599 million. PeoplesBank’s market share of deposits for York County, PA was approximately 9.3 percent as of June 30, 2008, the latest available date.

PeoplesBank is not dependent on deposits or exposed to a loan concentration to a single customer, or a small group of customers. Therefore, the loss of a single customer, or a small customer group, would not have a material adverse effect on the financial condition of PeoplesBank. At year-end 2008, the largest indebtedness of a single PeoplesBank client was $7,220,000, or 1.3 percent of the total loan portfolio, which was within the regulatory lending limit.

Most of the Corporation’s business is with customers in York County, Pennsylvania and northern Maryland. Although this limited market area may pose a concentration risk geographically, we believe that the diverse local economy and our detailed knowledge of the customer base minimizes this risk. At year-end 2008 and 2007, the Corporation had two industry concentrations that exceeded 10 percent of the total loan portfolio: real estate construction and land development which was 17.5 and 18.8 percent of the portfolio, respectively; and commercial real estate leasing was 14.9 and 11.5 percent of the portfolio, respectively. Loans to borrowers within these industries are usually collateralized by real estate.

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

Employees

At year-end 2008, PeoplesBank employed 177 full-time employees and 35 part-time employees, which equated to 200 full-time equivalents. Employees are not covered by a collective bargaining agreement and management considers its relations with employees to be satisfactory.

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

The Corporation’s recent participation in the U.S. Department of the Treasury’s Capital Purchase Program, previously disclosed in filings with the SEC and also summarized under the Shareholders’ Equity and Capital Adequacy section of this report, requires regulatory approval to increase quarterly cash dividends on common stock and repurchase common stock, and places restrictions on incentive compensation to senior executives.

The operations of PeoplesBank are subject to federal and state statutes applicable to banks chartered under the banking laws of the Commonwealth of Pennsylvania and whose deposits the Federal Deposit Insurance Corporation (FDIC) insures.

The FDIC is the primary federal regulator of PeoplesBank. It regularly examines banks in such areas as loss allowances, loans, investments, management practices and other aspects of operations. These examinations are designed for the protection of PeoplesBank’s depositors rather than Codorus Valley’s shareholders. PeoplesBank must furnish annual and quarterly reports to the FDIC. Effective January 1, 2007, the Federal Deposit Insurance Corporation (FDIC) created a new risk framework of four risk categories and established assessment rates to coincide with each category. Assessment rates for Risk Category I institutions, which includes PeoplesBank, ranged from 5 to 7 basis points. The FDIC also approved a one-time assessment credit for banks in existence on December 31, 1996, that paid a deposit insurance assessment prior to that date. The one-time credit offset the FDIC’s assessment cost for 2007 and partially offset assessment costs for the first quarter of 2008. Effective January 1, 2009, the FDIC will once again increase deposit insurance assessments industry-wide to strengthen its reserve in anticipation of a higher rate of bank failures over the next few years. The assessment for the first quarter of 2009 will increase 7 basis points (annual rate) resulting in a risk-based premium for Risk Category 1 institutions ranging from 10 to 14 basis points on assessable deposits. Recently, the FDIC announced an increase in assessment rates for the second quarter of 2009, which are expected to range from 12 to 16 basis points for Risk Category 1 institutions. Additionally, the FDIC adopted an interim rule setting a special assessment of 20 basis points for June 30, 2009, to be collected by September 30, 2009.

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

Pennsylvania business and banking laws restrict dividend payments if such payment would render the Corporation insolvent or result in negative net worth, and the Corporation and PeoplesBank are subject to regulatory capital requirements. More information about dividend restrictions and capital requirements can be found in Note 11-Regulatory Matters, to the 2008 financial statements.

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

Sarbanes-Oxley Act of 2002 The Sarbanes-Oxley Act (SOA) was signed into law in July 2002 and applies to all companies, both U.S. and non-U.S, that file periodic reports under the Securities Exchange Act of 1934. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SEC is responsible for establishing rules to implement various provisions of the SOA. The SOA includes specific disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC. The SOA represents significant regulation of the accounting profession, corporate governance practices, such as the relationship between a board of directors and management and between a board of directors and its committees.

Section 404 of the SOA became effective for the year ended December 31, 2004, for companies whose public float (the product of outstanding shares times the share price on a specified date) was above $75 million. For smaller companies (non-accelerated and smaller reporting company filers), including Codorus Valley, the effective date, after several postponements, was the fiscal year ending on or after December 15, 2007. Section 404 requires publicly held companies to document, test and certify that their internal control systems over financial reporting are effective. Effective December 31, 2009, non-accelerated and smaller reporting company filers are required to obtain an auditor’s report on their internal control over financial reporting. Management does not expect ongoing compliance costs associated with Section 404 to be material.

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

Emergency Economic Stabilization Act (EESA) In October of 2008, the EESA, also known as the Troubled Asset Relief Act (TARP), was enacted. Under TARP, the U.S. Department of the Treasury (Treasury) initiated a Capital Purchase Program (CPP), which allows for qualifying financial institutions to issue preferred stock to the Treasury, subject to certain limitations and terms. The EESA was developed to attract broad participation by strong financial institutions to stabilize the financial system and increase lending to benefit the national economy and U.S. citizens. As previously reported, on January 9, 2009, the Corporation sold 16,500 shares of nonvoting perpetual preferred stock and a common stock warrant to the Treasury and received $16.5 million in capital funds. More information about this capital transaction is provided within the Shareholders’ Equity and Capital Adequacy section of this report.

Periodically, various types of federal and state legislation are proposed that could result in additional regulation of, and restrictions on, the business of Codorus Valley and PeoplesBank. It cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of Codorus Valley and its subsidiaries. As a consequence of the extensive regulation of commercial banking activities in the United States of America, Codorus Valley and PeoplesBank’s business is particularly susceptible to being affected by federal legislation and regulations that may increase the cost of doing business. Except as specifically described within this Supervision and Regulation section, management believes that the effect of the provisions of the aforementioned legislation on the liquidity, capital resources, and results of operations of Codorus Valley will not be material. Other than the aforementioned increases in FDIC deposit-insurance premiums, management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which, if they were implemented, would have a material adverse effect upon the liquidity, capital resources or results of operations. However, the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on Codorus Valley’s results of operations.

Other information

This Annual Report on Form 10-K is filed with the Securities and Exchange Commission (SEC). Copies of this document and other SEC filings by Codorus Valley Bancorp, Inc. may be obtained electronically at PeoplesBank’s website at www.peoplesbanknet.com (select About Us, then select Investor Relations, then select SEC filings), or the SEC’s website at www.sec.gov/edgarhp.htm. Copies can also be obtained without charge by writing to: Treasurer, Codorus Valley Bancorp, Inc., P.O. Box 2887, York, PA 17405-2887.

Item 1A: Risk Factors

Not applicable to smaller reporting companies.

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2: Properties

Codorus Valley Bancorp, Inc. owns the Codorus Valley Corporate Center (Corporate Center), subject to a $1.7 million lien held by its wholly owned subsidiary, PeoplesBank. The Corporate Center is located at 105 Leader Heights Road, York Township, York, PA. This facility serves as the corporate headquarters and is approximately 40,000 square feet, a portion of which is leased to third-parties. The Corporate Center is adjacent to PeoplesBank’s Data Operations Center and the Leader Heights banking office.

PeoplesBank operates 17 branch banking offices. Of this total, 7 are owned by PeoplesBank without liens and located in York County, PA, and 10 are leased by PeoplesBank and are located in York County, PA, and in Baltimore and Harford Counties in Maryland.

We believe that the above properties owned and leased by the Corporation and its subsidiary are adequate for present levels of operation.

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

Item 4: Submission of matters to a vote of security holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5: Market for Codorus Valley Bancorp, Inc.’s common equity, related shareholder matters and issuer purchases of equity securities

Market Information

The shares of Codorus Valley Bancorp, Inc. are traded on the NASDAQ Global Market under the symbol CVLY. Codorus Valley had approximately 925 registered shareholders of record as of March 2, 2009. The following table sets forth high and low sales prices and dividends paid per share for Codorus Valley as reported by NASDAQ during the periods indicated. The sales prices and cash dividends per share listed are adjusted for stock dividends.

	2008			2007
Quarter	High	Low	Dividends per share	High	Low	Dividends per share
First	$16.90	$14.60	$0.133	$18.57	$17.26	$0.122
Second	17.40	13.62	0.133	19.00	16.50	0.123
Third	14.25	5.40	0.120	18.56	15.71	0.129
Fourth	11.86	7.75	0.120	18.10	14.29	0.181

Codorus Valley has a long history of paying quarterly cash dividends on its common stock. Codorus Valley presently expects to pay future cash dividends; however, the payment of such dividends will depend primarily upon the earnings of its subsidiary, PeoplesBank. Management anticipates that substantially all of the funds available for the payment of cash dividends by Codorus Valley will be derived from dividends paid to it by PeoplesBank. The payment of cash dividends is also subject to restrictions on dividends and capital requirements as reported in Note 11-Regulatory Matters. The Corporation’s recent participation in the U.S. Department of the Treasury’s Capital Purchase Program (CPP), previously disclosed in filings with the SEC and also summarized under the Shareholders’ Equity and Capital Adequacy section of this report, requires regulatory approval to increase quarterly cash dividends on common stock above the current $.12 cents per share level. Beginning in 2009, the Corporation will pay cash dividends of 5 percent per annum on outstanding preferred stock that it sold to the U.S. Treasury under its CPP.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	196,331	$12.00	359,628	(1)
Equity compensation plans not approved by security holders	—	—	14,373	(2)
Total	196,331	$12.00	374,001

(1)	Includes 168,802 shares available for issuance under the 2007 Employee Stock Purchase Plan.
(2)	Shares available for issuance under the 2001 Employee Stock Bonus Plan. The plan provides for issuance of shares of common stock to employees as performance-based compensation.

Purchases of equity securities by the issuer and affiliated purchasers

In December 2007, the Board of Directors reaffirmed the Share Repurchase Program (Program), which was authorized in 1995, and as periodically amended, to permit the purchase of up to a maximum of 4.9 percent of the outstanding shares of the Corporation’s common stock at a price per share no greater than 200 percent of the latest quarterly published book value. For years ended December 31, 2008 and 2007, the Corporation had not acquired any of its common stock under the current program. The Corporation’s recent participation in the U.S. Department of the Treasury’s Capital Purchase Program, previously disclosed in filings with the SEC and also summarized under the Shareholders’ Equity and Capital Adequacy section of this report, requires regulatory approval to repurchase the Corporation’s common stock.

The Corporation has repurchased its common stock on the open market to satisfy the employee purchases under the Employee Stock Purchase Program. No common shares were repurchased during the fourth quarter of 2008.

Item 6: Selected financial data

	2008	2007	2006		2005	2004
Summary of operations (in thousands)
Interest income	$36,732	$39,169	$33,319		$25,572	$20,469
Interest expense	15,809	18,489	15,077		9,149	6,545
Net interest income	20,923	20,680	18,242		16,423	13,924
Provision for (recovery of) loan losses	1,870	(554)	650		775	420
Noninterest income	6,665	5,688	5,465		5,003	4,626
Noninterest expense	20,044	18,368	15,890		14,482	12,769
Income before income taxes	5,674	8,554	7,167		6,169	5,361
Provision for income taxes	1,209	2,180	1,845		1,552	1,353
Net income	$4,465	$6,374	$5,322		$4,617	$4,008

Per common share (adjusted for stock dividends)
Net income, basic	$1.13	$1.64	$1.38		$1.21	$1.05
Net income, diluted	$1.12	$1.61	$1.35		$1.18	$1.03
Cash dividends paid	$0.51	$0.56	$0.44		$0.41	$0.39
Stock dividends distributed	5%	5%	10	% *	5%	5%
Book value	$12.99	$12.33	$11.08		$10.08	$9.42
Cash dividend payout ratio	45.1%	33.8%	32.0%		33.6%	36.3%
Weighted average shares outstanding	3,965,996	3,881,501	3,846,877		3,831,399	3,807,562
Weighted average diluted shares outstanding	3,990,956	3,965,980	3,937,050		3,907,787	3,886,640
* includes a special 5% stock dividend

Profitability ratios
Return on average shareholders’ equity (ROE)	8.9%	13.9%	13.0%		12.3%	11.5%
Return on average assets (ROA)	0.71%	1.11%	1.05%		1.06%	1.03%
Net interest margin	3.68%	3.97%	3.97%		4.16%	4.01%
Efficiency ratio	70.6%	67.4%	65.1%		66.1%	67.6%

Capital ratios
Tier 1 risk-based capital	10.0%	12.1%	12.0%		10.6%	11.8%
Total risk-based capital	10.8%	12.9%	12.7%		11.3%	12.3%
Average shareholders’ equity to average assets	7.9%	8.0%	8.1%		8.6%	9.0%

Summary of financial condition at year-end (in thousands)
Investment securities	$77,287	$84,369	$80,926		$69,664	$74,140
Loans	580,451	447,497	407,260		369,631	300,260
Assets	702,766	594,607	548,212		476,052	407,671
Deposits	598,129	511,968	456,645		385,154	329,537
Borrowings	47,779	30,660	45,339		49,493	39,493
Equity	52,181	48,415	42,786		38,729	35,982

Other data
Number of bank offices	17	14	14		14	12
Number of employees (full-time equivalents)	200	179	168		163	146
Wealth Management assets, market value (in thousands)	$261,153	$320,655	$259,453		$213,735	$180,314

Item 7: Management’s discussion and analysis of financial condition and results of operations

Management’s discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for Codorus Valley Bancorp, Inc., (Codorus Valley or the Corporation) a bank holding company, and its wholly owned subsidiary, PeoplesBank, A Codorus Valley Company, (PeoplesBank) are provided below. Codorus Valley’s consolidated financial condition and results of operations consist almost entirely of PeoplesBank’s financial condition and results of operations. Current performance does not guarantee and may not be indicative of similar performance in the future.

Forward-looking statements

Management of the Corporation has made forward-looking statements in this Annual Report. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of the Corporation and its subsidiaries. When words such as “believes,” “expects,” “anticipates” or similar expressions occur in this Form 10-K, management is making forward-looking statements.

Shareholders should note that many factors, some of which are discussed elsewhere in this report and in the documents that are incorporated by reference, could affect the future financial results of the Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this Annual Report. These factors include the following:

•	operating, legal and regulatory risks;
•	prolonged economic downturn;
•	political and competitive forces affecting banking, securities, asset management and credit services businesses; and
•	the risk that management’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents that Codorus Valley files periodically with the Securities and Exchange Commission.

Critical accounting estimates

Disclosure of Codorus Valley’s significant accounting policies is included in Note 1 to the consolidated financial statements of this Annual Report. Some of these policies are particularly important, requiring significant judgments, estimates and assumptions. Additional information is contained in Management’s Discussion and Analysis for the most important of these issues, including the provision and allowance for loan losses, located on pages 19 and 33 of this report.

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

OVERVIEW

Executive summary

Throughout 2008, management and the Board of Directors continued to implement a series of initiatives, as guided by the Corporation’s long-range strategic plan. Selected accomplishments for 2008 included a continued focus on the planned expansion of the Corporation’s banking franchise. In November 2008, PeoplesBank opened its 17th full-service financial center. Located in Bel Air, Maryland, this new office follows the Bank’s earlier expansion during 2008 into the Hunt Valley, Maryland and Hanover, Pennsylvania markets. Coincident with physical expansion, the Corporation recruited several experienced business bankers, which enhanced its business banking reputation. Asset growth achieved a new record in 2008 as total assets increased $108 million or 18 percent above the level of year-end 2007. In light of strong balance sheet growth, which caused capital ratios to trend down, the Corporation applied for $16.5 million in capital under the U.S. Department of the Treasury’s Capital Purchase Program (CPP). The $16.5 million capital request was approved by the Treasury in December 2008, and the Corporation received the funds in January 2009 as described in the Shareholders’ Equity and Capital Adequacy section of this report. The CPP capital injection enables the Corporation to proceed on its planned growth path.

Earnings for the Corporation were negatively impacted by the economic forces that have affected the entire financial services industry. Net income for 2008 decreased 23 percent compared to 2007 (for comparative purposes, 2007 was reduced by the after-tax affect of a nonrecurring loan loss recovery in that year, which is described within the financial highlights section below), due to an increase in the provision for loan losses, net interest margin compression and increased operating expenses associated with franchise expansion. Accordingly, key financial ratios, such as return on average assets and return on average equity, also decreased, although Codorus Valley outperformed its peer group average for bank holding companies for the third Federal Reserve district for 2008. The Corporation has no direct loss exposure to subprime lending or investments collateralized by subprime mortgage collateral because it does not participate in the subprime lending market, nor does it invest in securities backed by subprime mortgages.

In the period ahead, management will remain focused on profitable balance sheet growth, acquiring and nurturing client relationships, risk management, and increasing noninterest income. Management expects the national and local economies to struggle throughout 2009 and possibly beyond. Risks and uncertainties include a deepened or prolonged weakness in economic and business conditions, which could increase credit-related losses, declines in the market value of investment securities considered to be other-than temporary, and continued downturn in the real estate markets.

Financial Highlights

The Corporation earned $4,465,000 or $1.13 per share ($1.12 diluted) for 2008, compared to $6,374,000 or $1.64 per share ($1.61 diluted) for 2007, and $5,322,000 or $1.38 per share ($1.35 diluted) for 2006. The $1,909,000 or 30 percent decrease in earnings for 2008 was primarily the result of a $2,424,000 pre-tax ($1,600,000 after-tax) increase in provision for loan losses. The current period provision was primarily increased to support strong loan growth in the Corporation’s business loan portfolio and to account for increased risk associated with the ongoing economic recession. In contrast, during 2007 the Corporation recognized the positive financial impact of a one-time $839,000 pre-tax recovery ($554,000 after-tax) of loan losses that were incurred by PeoplesBank during 2002-2003. Due to the adequacy of the allowance for loan losses in 2007, the full amount of the recovery was recorded as a reduction to the loan loss provision at that time. On a comparable basis, net income for 2008 decreased $1,355,000 or 23 percent below 2007, as adjusted ($6,374,000 reported 2007 earnings less $554,000 for the after-tax effect of the loan loss recovery). Net income for the 2008 period was also constrained by net interest margin compression as yields on earning assets declined more rapidly than rates paid on deposits due in part to aggressive interest rate cuts by the Federal Reserve Bank to stimulate the struggling U.S. economy. Operating costs increased for the current period primarily as a result of corporate expansion and increased Federal Deposit Insurance Corporation deposit premiums. During 2008, PeoplesBank opened three full service financial centers. At year-end 2008, total assets were $703 million, an increase of approximately $108 million, or 18 percent, above year-end 2007. Asset growth occurred primarily in the business loan portfolio and secondarily in the home equity loan portfolio. Asset growth was funded by deposit growth, principally time deposits, and to a lesser degree overnight borrowings.

Comparatively, the Corporation earned $6,374,000 in 2007, a $1,052,000 or 20 percent increase above 2006. The increase was primarily attributable to a $2,438,000 or 13 percent increase in net interest income and a $1,204,000 decrease in loan loss provision, which more than offset a $2,478,000 or 16 percent increase in noninterest expense. The increase in net interest income reflected an increase in interest income from a larger volume of earning assets, principally business and home equity loans, and investment securities. The $720,000 or 57 percent increase in business loan fees for 2007 also contributed to the increase in net interest income. Approximately $612,000 ($403,000 after-tax) of the increase in fees came from selected business loan accounts, including a recovery of fees from a large delinquent account, which was unusually large as to amount. The net interest margin (tax equivalent basis), which was favorably impacted by the increase in loan fees, was 3.97 percent for 2007, the same as 2006. The significant decrease in the loan loss provision reflected the favorable impact of the onetime $839,000 ($554,000 after-tax) recovery of loan losses described earlier. The increase in noninterest expense was due in part to increased personnel costs, including staff additions associated with planned business growth, and increases in performance based compensation and benefits costs. The recognition of a $437,000 ($288,000 after-tax) prepayment penalty on the early pay off of a $5 million Federal Home Loan Bank advance also contributed to the increase in noninterest expense. The advance was due July 2014 and had an above market interest rate of 6.43 percent. The Corporation paid off the advance to reduce interest expense in future periods. At year-end 2007, total assets were $595 million, an increase of approximately $46 million, or 8 percent, above year-end 2006.

Annual cash dividends per share, as adjusted, totaled $.51 for 2008, compared to $.56 for 2007. A five percent stock dividend was distributed in both 2008 and 2007. Book value per share, as adjusted, was $12.99 for year-end 2008, compared to $12.33 for year-end 2007.

Net income as a percentage of average total assets (return on assets or ROA), was 0.71 percent for 2008, compared to 1.11 percent for 2007. Net income as a percentage of average shareholders’ equity (return on equity or ROE), was 8.91 percent for 2008, compared to 13.91 percent for 2007. The efficiency ratio

(noninterest expense as a percentage of net interest income plus noninterest income on a tax equivalent basis) was 70.6 percent for 2008, compared to 67.4 percent for 2007.

At December 31, 2008, nonperforming assets as a percentage of total loans and net foreclosed real estate was 1.83 percent, compared to 2.25 percent at year-end 2007. Information regarding nonperforming assets is provided in the Risk Management section of this report, including Table 11—Nonperforming Assets. The allowance for loan losses as a percentage of total loans was .82 percent for year-end 2008 and .77 percent for year-end 2007. Information regarding the allowance is provided in the Risk Management section of this report, including Tables 12 - Analysis of Allowance for Loan Losses and 13 – Allocation of Allowance for Loan Losses. Through its evaluation of probable loan losses and the current loan portfolio, management believes that the allowance is adequate to support losses inherent in the portfolio at December 31, 2008.

Throughout 2008, the Corporation maintained a capital level above minimum regulatory quantitative requirements. Currently, there are three federal regulatory definitions of capital that take the form of minimum ratios. Table 10—Capital Ratios, shows that the Corporation and PeoplesBank were well capitalized on December 31, 2008.

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

For analytical purposes, Tables 1, 2, and 3 are presented on a tax equivalent basis to make it easier to compare taxable and tax-exempt assets. Income from tax-exempt assets, primarily loans to or securities issued by state and local governments, is increased by the amount of federal income taxes which would have been incurred if the income was taxable at the rate of 34 percent. Unless otherwise noted, the discussion that follows is based on interest income and interest expense as reported in the consolidated statements of income, not on a tax equivalent basis.

Net interest income for 2008 was $20,923,000, an increase of $243,000 or 1 percent above 2007. The increase was primarily the result of an increase in the volume of earnings assets. The net interest margin, on a tax equivalent basis, was 3.68 percent, compared to 3.97 percent for 2007. Net interest margin is net interest income (tax equivalent basis) as a percentage of average earning assets.

For 2008, total interest income decreased $2,437,000 or 6 percent compared to 2007 due primarily to a decrease in market interest rates. Earning assets averaged $587 million and yielded 6.38 percent (tax equivalent basis) for 2008, compared to $537 million and 7.42 percent, respectively, for 2007. The $50 million or 9 percent increase in the average balance of earning assets was primarily the result of growth in the business and home equity loan portfolios. During 2008, yields on earnings assets, particularly loan yields indexed to WSJ Prime and LIBOR rates, declined to a greater degree than rates paid on deposits. The decrease in the WSJ Prime reflected aggressive interest rate cuts by the Federal Reserve Bank as one of its many tactics to stimulate the U.S. economy out of the current recession. The sharp decrease in LIBOR rates reflected the global economic crises, including dysfunctional credit markets. The current period yield on earning assets was also affected by a $992,000 decrease in loan fees compared to 2007. Prior year loan fees were unusually high due to the inclusion of approximately $612,000 in loan fees from selected business loan accounts, including a recovery of fees from a large delinquent account. For 2008, interest income from investment securities decreased $312,000 or 8 percent due primarily to a $4 million decrease in the average balance of the portfolio as management deployed investable funds to higher yielding loan portfolios.

For 2008, total interest expense decreased $2,680,000 or 14 percent compared to 2007 due primarily to a decrease in market interest rates, which lowered the weighted average rate paid on deposits and borrowings. Total interest bearing liabilities averaged $528 million at an average rate of 2.99 percent for 2008, compared to $481 million and 3.84 percent, respectively, for 2007. The $47 million or 10 percent increase in the average volume of interest bearing liabilities occurred primarily in short-term fixed rate CDs. Current period deposit growth was attributable to rate promotions, the addition of three financial centers and continued volatility within the capital markets. During 2008 customers replaced floating rate money market and time deposits with higher yielding fixed rate time deposits to increase their return. In spite of decreasing short-term market interest rates during 2008, short-term CD rates remained relatively high as a result of competitive pricing pressures. Interest expense on long-term debt decreased $700,000 or 34 percent from the prior year due to a decrease in volume, which resulted from a scheduled maturity in 2007 that was not refinanced and the pay-off of two borrowings that totaled $6.5 million prior to maturity that also occurred in 2007.

Comparatively, net interest income for 2007 was $20,680,000, an increase of $2,438,000 or 13 percent above 2006. The increase was primarily the result of an increase in the volume of earning assets. Earning assets averaged $537 million and yielded 7.42 percent (tax equivalent basis) for 2007, compared to $471 million and a yield of 7.17 percent, respectively, for 2006. The $66 million or 14 percent increase in earning assets was the result of growth in business and home equity loans, investment securities and overnight investment in federal funds sold. The $720,000 or 57 percent increase in business loan fees for 2007 contributed to the increase in the yield on average assets. Approximately $612,000 of the increase in fees was from selected business loan accounts, including a recovery of fees from a delinquent account that was unusually large as to amount. Interest bearing liabilities averaged $481million at an average rate of 3.84 percent for 2007, compared to $418 million and 3.60 percent, respectively, for 2006. The $63 million or 15 percent increase in the average volume of interest bearing liabilities occurred primarily in short-term fixed rate CDs and money market deposits. Current period deposit growth was primarily attributable to rate promotions. Consumer perceptions regarding the greater volatility of capital markets was also a likely contributing factor to overall deposit growth. The cost of servicing long-term corporate debt declined 5 percent in 2007, compared to the preceding year due to a decrease in volume. The Corporation paid off approximately $6.5 million in above-market rate corporate debt in 2007; however, the effect of this reduction in debt was offset by the full years’ impact of adding $7 million in trust preferred debt in June 2006 as a capital strategy to support planned balance sheet growth. The net interest margin, on a tax equivalent basis, was 3.97 percent for both 2007 and 2006. Excluding the impact of the aforementioned nonrecurring business loan fees, the margin for 2007 would have been 3.86 percent.

Table 1-Net Interest Income (tax equivalent basis)

(dollars in thousands)	2008	2007	2006	2005	2004	5 Year CAGR*

Total interest income	$36,732	$39,169	$33,319	$25,572	$20,469	13.0%
Tax equivalent adjustment	679	634	482	257	231	n/a
Adjusted total interest income	37,411	39,803	33,801	25,829	20,700	13.1%
Total interest expense	15,809	18,489	15,077	9,149	6,545	-18.0%
Net interest income	$21,602	$21,314	$18,724	$16,680	$14,155	10.2%

Average earning assets	$586,837	$536,612	$471,251	$400,632	$353,390	12.7%

Average interest bearing liabilities	$528,196	$481,245	$418,353	$351,949	$314,398	12.7%

Yield on earning assets	6.38%	7.42%	7.17%	6.45%	5.86%
Rate on interest bearing liabilities	2.99%	3.84%	3.60%	2.60%	2.08%
Interest rate spread	3.39%	3.58%	3.57%	3.85%	3.78%
Net interest margin	3.68%	3.97%	3.97%	4.16%	4.01%

*	Compound annual growth rate (CAGR) is the average annual rate of growth over the five-year period beginning in 2003.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Year ended		2008 compared to 2007
	December 31,		Increase
(dollars in thousands)	2008	2007	(Decrease)	Volume	Rate

Interest Income
Interest bearing deposits with banks	$3	$8	$(5)	$2	$(7)
Federal funds sold	331	1,149	(818)	(537)	(281)
Investment securities
Taxable	2,431	2,799	(368)	(296)	(72)
Tax-exempt	1,833	1,733	100	115	(15)
Loans
Taxable	32,469	33,764	(1,295)	5,136	(6,431)
Tax-exempt	344	350	(6)	(6)	—
Total interest income	37,411	39,803	(2,392)	4,414	(6,806)
Interest Expense
Interest bearing deposits
NOW, money market	2,177	6,054	(3,877)	(816)	(3,061)
Savings	119	111	8	8	(1)
Time deposits less than $100,000	7,056	7,083	(27)	1,197	(1,224)
Time deposits $100,000 or more	5,002	3,169	1,833	2,377	(544)
Short-term borrowings	83	—	83	—	83
Long-term debt	1,372	2,072	(700)	(502)	(197)
Total interest expense	15,809	18,489	(2,680)	2,264	(4,944)
Net interest income	$21,602	$21,314	$288	$2,150	$(1,862)

	Year ended		2007 compared to 2006
	December 31,		Increase
(dollars in thousands)	2007	2006	(Decrease)	Volume	Rate

Interest Income
Interest bearing deposits with banks	$8	$10	$(2)	$(2)	$—
Federal funds sold	1,149	520	629	657	(27)
Investment securities
Taxable	2,799	2,699	100	(96)	196
Tax-exempt	1,733	1,105	628	777	(149)
Loans
Taxable	33,764	29,156	4,608	3,162	1,446
Tax-exempt	350	311	39	67	(28)
Total interest income	39,803	33,801	6,002	4,565	1,438
Interest Expense
Interest bearing deposits
NOW, money market	6,054	4,829	1,225	740	485
Savings	111	116	(5)	(5)	—
Time deposits less than $100,000	7,083	5,746	1,337	964	373
Time deposits $100,000 or more	3,169	2,075	1,094	918	176
Short-term borrowings	—	133	(133)	(133)	—
Long-term debt	2,072	2,178	(106)	(147)	41
Total interest expense	18,489	15,077	3,412	2,337	1,075
Net interest income	$21,314	$18,724	$2,590	$2,228	$363

Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate. Taxable loans include net loan fees of $981,000 in 2008, $1,973,000 in 2007, and $1,253,000 in 2006.

Table 3-Average Balances and Interest Rates (tax equivalent basis)

	2008			2007			2006
(dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$170	$3	1.82%	$133	$8	5.71%	$171	$10	5.85%
Federal funds sold	12,049	331	2.75	22,622	1,149	5.08	9,992	520	5.20
Investment securities
Taxable	48,351	2,431	5.03	54,066	2,799	5.18	56,061	2,699	4.81
Tax-exempt	31,644	1,833	5.79	29,669	1,733	5.84	17,420	1,105	6.34
Total investment securities	79,995	4,264	5.33	83,735	4,532	5.41	73,481	3,804	5.18

Loans
Taxable (1)	489,237	32,469	6.64	424,645	33,764	7.95	383,098	29,156	7.61
Tax-exempt	5,386	344	6.39	5,477	350	6.39	4,509	311	6.90
Total loans	494,623	32,813	6.63	430,122	34,114	7.93	387,607	29,467	7.60
Total earning assets	586,837	37,411	6.38	536,612	39,803	7.42	471,251	33,801	7.17
Other assets (2)	44,339			38,873			36,575
Total assets	$631,176			$575,485			$507,826

Liabilities and Shareholders’ Equity
Interest bearing deposits
NOW, money market	171,329	2,177	1.27%	198,008	6,054	3.06%	171,693	4,829	2.81%
Savings	19,986	119	0.59	18,657	111	0.60	19,428	116	0.60
Time deposits less than $100,000	185,624	7,056	3.80	158,789	7,083	4.46	135,968	5,746	4.23
Time deposits $100,000 or more	115,615	5,002	4.33	66,061	3,169	4.80	45,795	2,075	4.53
Total interest bearing deposits	492,554	14,354	2.91	441,515	16,417	3.72	372,884	12,766	3.42
Short-term borrowings	5,547	83	1.50	0	0	0.00	2,857	133	4.66
Long-term debt	30,095	1,372	4.56	39,730	2,072	5.21	42,612	2,178	5.11
Total interest bearing liabilities	528,196	15,809	2.99	481,245	18,489	3.84	418,353	15,077	3.60

Noninterest bearing deposits	48,804			44,942			45,621
Other liabilities	4,051			3,477			2,870
Shareholders’ equity	50,125			45,821			40,982

Total liabilities and shareholders’ equity	$631,176			$575,485			$507,826
Net interest income		$21,602			$21,314			$18,724
Interest rate spread			3.39%			3.58%			3.57%
Net interest margin			3.68%			3.97%			3.97%

(1)	Interest includes net loan fees of $981,000 in 2008, $1,973,000 in 2007, and $1,253,000 in 2006.
(2)	Average balance includes average nonaccrual loans of $8,279,000 in 2008, $4,122,000 in 2007, and $3,721,000 in 2006.

Provision for Loan Losses

The provision for loan losses is an expense charged to earnings to address estimated losses attributable to uncollectible loans. The provision reflects management’s judgment of an appropriate level for the allowance for loan losses. The Risk Management section, including Tables 11 – Nonperforming Assets, 12 – Analysis of Allowance for Loan Losses, and 13 – Allocation of Allowance for Loan Losses, of this report, provides detailed information about the allowance, provision and credit risk. For 2008, the provision was $1,870,000, compared to a $554,000 credit (recovery) in 2007 and a $650,000 expense in 2006. The current period provision and allowance were primarily increased to support strong loan growth in the Corporation’s loan portfolio and increased risk associated with the possibility of a prolonged economic recession. In contrast, during 2007, the Corporation recognized the positive financial impact of a one-time $839,000 pre-tax recovery ($554,000 after-tax) of loan losses that were incurred by PeoplesBank during 2002-2003. Due to the adequacy of the Corporation’s allowance for loan losses in 2007, the full amount of the recovery was recorded as a reduction to the loan loss provision at that time. The Corporation does not participate in the subprime lending market and, accordingly, it has no loss exposure to subprime lending.

Noninterest Income

The following table presents the components of total noninterest income for each of the past three years. A key operating strategy is to increase noninterest or fee based income by offering new services, enhancing traditional services and expanding sales into new geographic markets.

Table 4-Noninterest Income

(dollars in thousands)	2008	2007	2006

Trust and investment services fees	$1,276	$1,260	$1,255
Mutual fund, annuity and insurance sales	1,829	1,506	1,349
Service charges on deposit accounts	2,273	1,979	1,870
Income from bank owned life insurance	308	271	263
Other income	477	431	485
Gain on sales of mortgages	379	248	323
Gain (loss) on sales of securities	123	(7)	(80)
Total noninterest income	$6,665	$5,688	$5,465

The discussion that follows addresses changes in noninterest income.

Trust and investment services fees—Income from Trust operations was generally flat as a result of the depressed capital markets in 2008 and the impact it had on our fees, which generally are calculated on the market price of assets under management. Income in prior periods was affected to a minor degree by the transfer of selected fee based accounts to Codorus Valley Financial Advisors (reference mutual fund, annuity and insurance sales below).

Mutual fund, annuity and insurance sales—Income from the sale of mutual funds, annuities and insurance products by Codorus Valley Financial Advisors, a subsidiary of PeoplesBank, increased in all periods due primarily to an increase in sales volume.

Service charges on deposit accounts—Service charges on deposit accounts increased in all periods due primarily to increases in debit card and overdraft fees related to an increase in the number of deposit accounts and transaction volumes.

Income from bank owned life insurance—Income from bank owned life insurance increased in 2008 due to an additional investment of approximately $4 million in November. The additional investment was made to increase earning assets while providing a life insurance benefit to a larger management team.

Other income—Other income is comprised of miscellaneous income sources such as ATM fees, safe-deposit box rental fees, and income from the sale of checking account supplies and consumer loan insurance.

Gain on sales of mortgages—The increase in gains from the sale of mortgages for 2008 was the result of an increase in the sales staff and the volume of sales. The decrease in gains for 2007 was due in part to management’s decision to retain a portion of loan production in the portfolio to generate interest income while managing its liquidity position. The prolonged downturn in the residential real estate market adversely affected mortgage sales and revenue in all periods.

Gain (loss) on sales of securities—During 2008, market interest rates decreased, affording the Corporation an opportunity to realize gains from the sale of investment securities with a carrying value of $6.5 million. For 2006, the Corporation recognized a loss of $80,000 from the sale of securities that were reinvested at higher yields to increase portfolio yield and interest income in future periods.

Noninterest Expense

The following table presents the components of total noninterest expense for each of the past three years.

Table 5-Noninterest Expense

(dollars in thousands)	2008	2007	2006

Personnel	$11,451	$10,676	$9,080
Occupancy of premises, net	1,586	1,333	1,368
Furniture and equipment	1,437	1,324	1,350
Postage, stationery and supplies	471	449	410
Professional and legal	371	317	277
Marketing and advertising	712	675	589
Debit card processing	493	422	333
Charitable donations	663	436	662
Other	2,860	2,736	1,821
Total noninterest expense	$20,044	$18,368	$15,890

The discussion that follows addresses changes in noninterest expense. Generally, corporate expansion in the form of financial center additions and normal business growth were the principal noninterest expense drivers for all three years.

Personnel—Personnel expense, comprised of wages, payroll taxes and employee benefits, increased for all periods due primarily to staff additions associated with planned business growth.

Occupancy of premises, net—For 2008, occupancy of premises expense, comprised of rent, depreciation, maintenance, insurance, real estate taxes and utilities, increased primarily as a result of expanding the banking franchise. PeoplesBank added three full service financial centers during 2008. Comparatively, for 2007 this expense category declined slightly from 2006 due to lower utility and maintenance costs.

Furniture and equipment—For 2008, furniture and equipment expense increased primarily as a result of increases in capital expenditures for equipment (depreciation expense) and small equipment and furniture expenses associated with corporate growth.

Postage, stationery and supplies— Annual increases in the postage, stationery and supplies expense category were due to normal business growth.

Professional and legal—For 2008, the increase in the professional and legal expense category was due primarily to an increase in consulting expense associated with improving customer relationship management. For 2007, the increase was due to increases in CPA and legal expenses. The increase in

CPA expense included review services to enable the company to comply with Section 404 of the Sarbanes-Oxley Act (Section 404). The first quarter of 2006 included a $35,000 reimbursement of legal expenses to PeoplesBank, which resulted from the settlement of a lawsuit from routine bank business. There was no comparable reimbursement in 2007. Effective December 31, 2009, and annually thereafter, the Corporation’s public accounting firm is required to audit and opine on the Corporation’s controls over financial reporting as required by Section 404. While compliance costs associated with Section 404 will continue to be incurred in the period ahead, management does not expect these costs to be material.

Marketing and advertising—Annual increases in marketing and advertising expenses were due to increased advertising promotions, increases in client incentives and sponsorship costs, and normal business growth.

Debit card processing—Annual increases in debit card processing expense were primarily the result of increases in the number of new accounts and transaction volume. This expense category also includes the cost of operating automated teller machines.

Charitable donations—Charitable donations in years 2008 and 2006 included donations that qualified for a 90 percent education improvement tax credit. The tax credits were used to partially reduce the cost of Pennsylvania shares tax, which is included in other expense.

Other— For 2008, other expense, which is comprised of many underlying expenses, increased $124,000 or 5 percent above the prior year, due primarily to increases in Federal Deposit Insurance Corporation (FDIC) premiums, impaired asset carrying costs, and normal business growth. The increase in FDIC premiums was primarily the result of an industry-wide increase in assessment rates. The increase in impaired asset carrying costs, e.g., the cost of insurance, maintenance, utilities and property taxes, was the result of larger portfolios of impaired loans and real estate acquired in satisfaction of debt. Comparably, in 2007 other expense increased $915,000 or 50 percent above 2006 due largely to the recognition of a $437,000 prepayment penalty in connection with paying off a $5 million Federal Home Loan Bank advance prior to its maturity. The Corporation paid off the advance, which was due July 2014 and had an above market interest rate of 6.43 percent, to reduce interest expense in future periods. There was no comparable prepayment penalty in the prior year. Increases in Pennsylvania shares tax (the prior period tax was reduced by education tax credits) and miscellaneous loan expense (loan volume) also contributed to the increase in other expense.

Effective January 1, 2009, the FDIC will once again increase deposit insurance assessments industry-wide to strengthen its reserve in anticipation of a higher rate of bank failures over the next few years. The assessment for the first quarter of 2009 will increase 7 basis points (annual rate) resulting in a risk-based premium for Risk Category 1 institutions ranging from 10 to 14 basis points on assessable deposits. Codorus Valley is classified as a Risk Category 1 institution, which means that it pays the lowest insurance rates of the FDIC’s four risk categories. Recently, the FDIC announced an increase in assessment rates for the second quarter of 2009, which are expected to range from 12 to 16 basis points for Risk Category 1 institutions. Additionally, the FDIC adopted an interim rule setting a special assessment of 20 basis points for June 30, 2009, to be collected by September 30, 2009.

In the period ahead, it is probable that the noninterest expense category will increase as a result of financial center renovations, investment in information technology, regulatory compliance and increased FDIC deposit insurance premiums.

Income Taxes

The provision for income taxes was $1,209,000 for 2008, compared to $2,180,000 for 2007. The $971,000 or 45 percent decrease in the tax provision was the result of a 34 percent decrease in pretax income. Comparatively, the provision for 2007 increased $335,000 or 18 percent above 2006 due to a 19 percent increase in pretax income. For all three years, the Corporation’s statutory federal income tax rate was 34 percent. The Corporation’s effective federal income tax rate was 19 percent for 2008 and 25 percent for the years 2007 and 2006. The effective tax rate differs from the statutory tax rate due to the impact of low-income housing credits, tax exempt income including income from bank owned life insurance. The effective tax rate for 2008 decreased primarily as a result of the decrease in pretax income.

BALANCE SHEET REVIEW

Federal funds sold

On December 31, 2008, there was no investment in federal funds sold, i.e., overnight investments, compared to the $25 million investment for year-end 2007. During 2008, available funds were deployed into the higher yielding business loan portfolio in response to strong loan demand.

Investment Securities

The investment securities portfolio is an interest earning asset, second in size to the loan portfolio. Investment securities serve as an important source of revenue and liquidity, and as collateral for public and trust deposits. The investment securities portfolio is managed to comply with the Corporation’s Investment Securities Policy, and accounted for in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Decisions to purchase or sell securities are based on an assessment of current economic and financial conditions, including the interest rate environment and liquidity and income requirements.

Table 6-Investment Securities

(dollars in thousands)	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. agencies	$5,001	$5,135	$21,512	$21,622	$32,309	$31,932
State and municipal	32,392	33,076	30,739	30,972	27,397	27,660
Mortgage-backed, U.S. agency	32,946	33,952	26,767	26,856	12,154	11,899
Total	$70,339	$72,163	$79,018	$79,450	$71,860	$71,491

Held-to-maturity
Debt securities-corporate trust preferred	$2,432	$2,283	$3,448	$3,624	$7,503	$7,840

On December 31, 2008, the fair value of the securities available-for-sale totaled $72.2 million, compared to $79.5 million at year-end 2007. Cash inflow from scheduled maturities and mortgage-backed instruments was used to fund business loan growth, which resulted in the decrease in the securities portfolio. In June 2008, PeoplesBank sold approximately $6.5 million of securities and recognized a $123,000 gain. Proceeds from the sale were subsequently reinvested back into securities with comparable yields. On December 31, 2008, the available-for-sale portfolio was comprised of the following securities mix based on amortized cost: US agency mortgage-backed bonds (47%); municipal bonds (46%); and US agency bonds (7%). Securities available-for-sale are generally comprised of high quality debt instruments as shown in Note 3—Securities Available-for-Sale and Held-to-Maturity. Note 3 shows that unrealized gains for the available-for-sale portfolio exceeded unrealized losses for year-end 2008 due to declining market interest rates. Table 7—Securities Maturity Schedule shows that the available-for-sale portfolio had a yield of 5.39 percent on December 31, 2008, compared to 5.22 percent on December 31, 2007.

Securities classified as held-to-maturity, recorded at amortized cost, reflect management’s intent and the Corporation’s ability to hold these instruments to maturity. On December 31, 2008, securities held-to-maturity totaled $2.4 million, compared to $3.4 million for year-end 2007. The decrease in the portfolio balance was the result of a $1 million (par) security being called by the issuer exercising its call option. The held-to-maturity portfolio for both years consisted of single issue trust preferred securities issued by commercial bank holding companies. These trust preferred securities are junior subordinated debt that pay a fixed rate of interest semi-annually, are subject to call (at a premium) by the issuer and mature in years 2026-2028. Table 7 shows that the portfolio has a weighted average yield of 8.60 percent. At December 31, 2008, there were four securities in the portfolio. Of this total, one security has a $1 million par value and each of the remaining three securities has a $500,000 par value. On December 31, 2008, all securities were rated investment grade by a national rating service, with one exception, which was not rated.

In January 2009, the Corporation initiated a wholesale leverage strategy, which involves investing approximately $80 million in U.S. agency mortgage-backed bonds and municipal bonds that were funded primarily with advances from the Federal Home Loan Bank of Pittsburgh. The purpose of the wholesale leverage strategy is to earn an incremental net interest spread to reduce the cost of the recent preferred stock issuance under the U.S. Department of the Treasury’s Capital Purchase Plan described more fully in the Shareholders’ Equity and Capital Adequacy section.

Table 7-Securities Maturity Schedule (amortized cost basis)

	December 31, 2008 Maturity Distribution				Total
	One year or less	One through five years	Five through ten years	After ten years
(dollars in thousands)					Amount	Yield(1)

Available-for-sale
U.S. agencies	$2,492	$2,509	$—	$—	$5,001	4.47%
State and municipal	1,035	8,525	17,556	5,276	32,392	5.98%
Mortgage-backed, U.S. agency (2)	326	32,620	—	—	32,946	4.94%
Total	$3,853	$43,654	$17,556	$5,276	$70,339	5.39%

Yield	4.78%	5.19%	5.75%	6.67%	5.39%

Held-to-maturity
Corporate trust preferreds	$—	$—	$—	$2,432	$2,432	8.60%

Yield	0.00%	0.00%	0.00%	8.60%	8.60%

(1)	Weighted average yields (tax equivalent basis) were calculated on the amortized cost basis.
(2)	U.S. agency mortgage-backed securities are included in the maturity categories based on average expected life.

Restricted Investment in Bank Stocks

At December 31, 2008, PeoplesBank held $2,692,000 in restricted common stock as a condition of obtaining credit from the Federal Home Loan Bank of Pittsburgh (FHLBP) and the Atlantic Central Bankers Bank (ACBB) organizations. Of the total, $2,617,000 pertained to stock issued by the FHLBP and $75,000 pertained to ACBB. In December 2008, the FHLBP announced the suspension of the payment of dividends on its common stock and its repurchase of capital stock as strategies to preserve its capital.

Loans

On December 31, 2008, total loans were $573 million, an increase of approximately $127 million or 29 percent above year-end 2007. Table 8 presents the composition of total loans on a comparative basis for five year-end periods. The table shows a trend of growth and corporate emphasis on commercial lending. At year-end 2008, commercial related loans increased $121 million or 37 percent above year-end 2007, while consumer related loans increased $6 million or 5 percent. The large increase in commercial loans for 2008 was due in part to an increase in the business banking staff and the addition of two business banking offices in Maryland. Commercial loan portfolio growth was also positively impacted by changes in the competitive landscape caused by the acquisition of local competitors by larger financial institutions headquartered outside of our market area. In contrast, growth in commercial loans for 2007 was constrained by an unusually large volume of loan run-off, while total consumer loans experienced an unusually large increase due to a successful marketing promotion of home equity loans. The average yield (tax-equivalent) earned on total loans was 6.63 percent for 2008, compared to 7.93 percent for 2007. The decline in yield, particularly on floating rate loans, reflected a series of short-term interest rate cuts by the Federal Reserve Bank from September 2007 through April 2008 and again during the fourth quarter of 2008 in its continuing efforts to stimulate a recessionary economy.

During 2008 and 2007, PeoplesBank’s mortgage banking staff focused on originating and selling residential mortgages without retaining servicing rights. These loans are classified on the balance sheet as loans held for sale and reported at the lower of cost or fair value. On December 31, 2008, loans held for sale were $7.4 million, compared to $1.8 million at year-end 2007.

Table 8-Loan Portfolio Composition

	December 31,
(dollars in thousands)	2008	%	2007	%	2006	%	2005	%	2004	%
Commercial, industrial and agricultural	$348,111	60.7	$243,144	54.5	$218,673	53.9	$207,545	56.4	$189,658	63.5
Real estate - construction and land development	100,088	17.5	83,625	18.8	91,414	22.5	74,478	20.2	35,395	11.9
Total commercial related loans	448,199	78.2	326,769	73.3	310,087	76.4	282,023	76.6	225,053	75.4

Real estate - residential mortgages	64,928	11.3	55,257	12.4	31,509	7.8	26,190	7.1	24,954	8.3
Installment	59,951	10.5	63,693	14.3	63,977	15.8	59,896	16.3	48,664	16.3
Total consumer related loans	124,879	21.8	118,950	26.7	95,486	23.6	86,086	23.4	73,618	24.6

Total loans	$573,078	100.0	$445,719	100.0	$405,573	100.0	$368,109	100.0	$298,671	100.0

The following table shows that, at December 31, 2008, the commercial loan portfolio was comprised of approximately $242 million or 54 percent in fixed rate loans and $207 million or 46 percent in floating rate loans. Comparatively, the mix was 57/43 on December 31, 2007. Floating rate loans reprice periodically with changes in the Wall Street Journal (WSJ) prime rate and LIBOR. Additional loan information can be found in Note 4—Loans, and within the Risk Management section of this report.

Table 9-Selected Loan Maturities and Interest Rate Sensitivity

	December 31, 2008 Maturity Distribution
(dollars in thousands)	1 year or less	1-5 years	over 5 years	Total
Commercial, industrial and agricultural	$53,627	$83,237	$211,247	$348,111
Real estate-construction and land development	63,266	31,802	5,020	100,088
Total commercial related loans	$116,893	$115,039	$216,267	$448,199

Fixed interest rates	$24,475	$57,359	$159,854	$241,688
Floating interest rates	92,418	57,680	56,413	206,511
Total commercial related loans	$116,893	$115,039	$216,267	$448,199

Other Assets

On December 31, 2008, other assets totaled $23 million, compared to $17 million on December 31, 2007. The increase in other assets was due primarily to an additional investment of approximately $4 million in bank owned life insurance and a $1.6 million increase in foreclosed real estate. Included in other assets are PeoplesBank’s investments in life insurance and real estate partnerships and foreclosed real estate. The investment in life insurance policies is on a select group of employees and directors. This investment is carried at the cash surrender value of the underlying policies. The cash surrender value was approximately $12.1 million on December 31, 2008, compared to $7.8 million at year-end 2007, which included the impact of a $249,000 payout for death benefits. Also included in other assets is the carrying value of investments in two unrelated real estate partnerships totaling $2.6 million on December 31, 2008, compared to $3.1 million at year-end 2007. The purpose of these partnerships is to provide low cost housing to income qualified families. PeoplesBank’s role in these real estate partnerships is solely as an investor, whose return is in the form of federal tax credits, which will be realized over a specified number of years. The increase in foreclosed real estate is discussed in the Nonperforming Assets section of this report. Additional information about investment in bank owned life insurance and real estate partnerships and foreclosed real estate can be found in Note 1 under the appropriate subheadings.

Funding

Deposits

Deposits are the principal source of funding for earning assets. On December 31, 2008, total deposits were $598 million, an increase of $86 million or 17 percent above year-end 2007. The increase in deposits occurred primarily within short-term CDs (7-13 month maturities), which were priced competitively. In contrast, money market deposits continued to decrease in response to decreasing short-term market interest rates influenced by Federal Reserve monetary policy. To increase return, some money market customers re-allocated their funds out of money market deposits and into higher yielding short-term CDs. Others chose to invest in annuity products with guaranteed returns under an account management arrangement with Codorus Valley Financial Advisors. Deposit growth was achieved primarily through promotions and the addition of three financial centers during 2008. The average rate paid on interest bearing deposits was 2.91 percent for 2008, compared to 3.72 percent for 2007. A comparative breakdown of deposits is located in Note 8—Deposits. On December 31, 2008, the balance of certificates of deposit $100,000 and above was $140 million. Of this total, $56 million mature within three months, $20 million mature after three months but within six months, $47 million mature after six months but within twelve months, and the remaining $17 million mature beyond twelve months.

Short-term Borrowings and Long-term Debt

In order to meet short-term funding needs, PeoplesBank may borrow from larger correspondent banks in the form of federal funds purchased. It also can use credit available at the Federal Home Loan Bank of Pittsburgh (FHLBP). Interest rates are established daily based on prevailing market conditions for overnight funds. During 2008, the Corporation borrowed $1,675,000 from the Atlantic Central Bankers Bank under its unsecured line of credit. The rate of interest is Wall Street Journal Prime. The funds were used to provide capital to subsidiary SYC Realty, Inc. to enable it to acquire real estate, i.e., collateral from foreclosure upon an impaired business loan, from PeoplesBank. Plans call for the eventual sale of the real estate and repayment of the short-term borrowing. On December 31, 2008, short-term borrowings totaled $18.3 million, which were temporarily used to fund corporate operations as a result of strong business loan growth. Comparatively, the Corporation had no outstanding short-term borrowings at year-end 2007.

Long-term debt is a primary funding source for asset growth. On December 31, 2008, long-term debt was $29.5 million, slightly below the $30.7 million at year-end 2007. During 2007, long-term debt decreased as a result of a $7 million FHLBP advance that matured, in addition to the early payoff of $6.5 million in borrowings. During 2007, PeoplesBank paid in full a $5 million Federal Home Loan Bank advance with a 6.43 percent interest rate maturing in 2014. As a result of paying off the advance before its scheduled maturity, PeoplesBank incurred a $437,000 pre-payment penalty included in other expense in 2007. Also during 2007, the Corporation paid in full a $1.5 million mortgage on the corporate center office building with a LIBOR + 150 basis points variable interest rate maturing in 2011 without prepayment penalty. The reduction of borrowings in 2007 was made with excess liquidity and had the intended effect of lowering interest expense in 2008. A listing of outstanding long-term debt obligations is provided in Note 9—Short-term Borrowings and Long-term Debt. Generally, funds for the payment of long-term debt come from operations and refinancings.

PeoplesBank’s maximum borrowing capacity, as established quarterly by the FHLBP, was approximately $139 million as of September 30, 2008, the most recent available date. On December 31, 2008, PeoplesBank had approximately $35 million outstanding on its account with the FHLBP at an average rate of 2.66 percent.

In January 2009, the Corporation initiated a wholesale leverage strategy, which involves borrowing approximately $80 million primarily from the FHLBP. The funds will be invested in investment securities to earn a net interest spread. The purpose of the wholesale leverage strategy is to reduce the cost of the recent preferred stock issuance under the U.S. Department of the Treasury’s Capital Purchase Plan described more fully below in the Shareholders’ Equity and Capital Adequacy section.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity or capital enables the Corporation to maintain asset growth and absorb losses. Capital adequacy can be negatively affected by a multitude of factors, including: corporate expansion, balance sheet growth, losses, dividend policy, and regulatory mandates, among others. Total shareholders’ equity was $52.2 million on December 31, 2008, compared to $48.4 million for year-end 2007. The $3.8 million or 8 percent increase in equity was primarily attributable to profitable operations. As described more fully under Recent Accounting Pronouncements within Note 1—Summary of Significant Accounting Policies, the Corporation adopted EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements” as a cumulative-effect adjustment on January 1, 2008. Accordingly, the Corporation recognized a one time charge to retained earnings of $703,000.

As previously reported, on January 9, 2009, the Corporation sold 16,500 shares of $1,000 liquidation value ($2.50 par value) nonvoting perpetual preferred stock to the U.S. Department of the Treasury (Treasury) under the Treasury’s voluntary Capital Purchase Program (CPP) and received $16.5 million in capital funds. Codorus Valley, which is well capitalized, plans to use the capital to enhance its capital position and to support future corporate growth. The preferred stock, which qualifies as Tier 1 capital, is generally redeemable at any time in whole or in part (i.e., a minimum of 25 percent of the issue price) with regulatory permission. The dividend on the preferred stock is 5 percent per annum for the first five years, and 9 percent thereafter and is paid quarterly. Under the CPP, the Corporation was also required to issue a warrant (option) to the Treasury to allow the Treasury to purchase 263,859 shares of common stock at an initial exercise price of $9.38 per share (subject to adjustment for stock dividends, splits, etc.). The 10-year warrant can be exercised by the Treasury at any time on or before January 9, 2019. The CPP places restrictions on the ability of participating institutions, without obtaining permission from the Treasury, to increase dividends and repurchase the Corporation’s common stock. The CPP also places restrictions on incentive compensation to senior executives. The annual after-tax cost of the preferred stock is approximately $982,000, ($825,000 in dividends plus $157,000 for the average implied cost of the warrant), which is charged to retained earnings. To minimize dilution of common earnings per share, as a result of the incremental costs from the stock issuance, the Corporation initiated a wholesale leverage strategy (WLS) in January 2009 to generate incremental “spread” income. The mechanics of the WLS involve borrowing approximately $80 million, primarily from the Federal Home Loan Bank of Pittsburgh, and then investing the funds in U.S. agency mortgage-backed bonds and municipal bonds to earn a net interest spread of at least 1.5 percent.

The Corporation typically pays cash dividends on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other factors. Annual cash dividends per common share totaled $.51, as adjusted, for 2008. Comparatively, cash dividends totaled $.56, as adjusted, for 2007, which included a special dividend of $.05 per share solely as a result of the recovery the Corporation realized from loan losses experienced in a prior period. On January 13, 2009, the Board declared a regular cash dividend of $.12 per share, payable on or before February 10, 2009, to shareholders of record on January 27, 2009. The Corporation’s recent participation in the U.S. Department of the Treasury’s Capital Purchase Program requires regulatory approval to increase quarterly cash dividends on common stock above the current $.12 cents per share level.

Periodically, the Corporation distributes stock dividends as an additional means of enhancing long-term shareholder value. The Corporation distributed a 5 percent stock dividend in June of 2008, 2007 and 2006. Additionally, in 2006 the Corporation distributed a special 5 percent stock dividend in December. Distribution of these stock dividends resulted in the issuance of 187,363 additional common shares in 2008, 175,148 shares in 2007, and 324,038 shares in 2006. The weighted average number of shares of common stock outstanding, adjusted for stock dividends, was 3,965,996 for 2008, 3,881,501 for 2007, and 3,846,877 for 2006.

As disclosed in this report, the Corporation maintains various employee, director and shareholder benefit plans that could result in the issuance of its common stock or affect its earnings. Information regarding these plans can be found in Note 12-Benefit Plans and Note 13-Stock-Based Compensation to the consolidated financial statements.

The Corporation and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Table 10. Table 10 provides a comparison of the Corporation’s and PeoplesBank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirement for the periods indicated. Proforma capital ratios for the Corporation at December 31, 2008, which include the impact of the issuance of preferred stock in January 2009, are as follows: Tier 1 risk-based capital 12.69%; Total risk-based capital 13.46%; and Leverage 11.61%.

Table 10-Capital Ratios

	Ratios at December 31,		Federal Minimum Required	Federal Well Capitalized	Capital * at December 31,
(dollars in thousands)	2008	2007			2008	2007

Tier 1 risk-based capital			4.00%	6.00%
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	10.03%	12.14%			$60,613	$57,727
PeoplesBank	9.49	11.39			56,857	53,759

Total risk-based capital			8.00%	10.00%
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	10.80%	12.86%			$65,303	$61,161
PeoplesBank	10.27	12.11			61,547	57,193

Leverage			4.00%	5.00%
(Tier 1 capital as a percentage of average total assets)
Codorus Valley Bancorp, Inc. (consolidated)	9.12%	9.84%			$60,613	$57,727
PeoplesBank	8.63	9.22			56,857	53,759

*	Net unrealized gains and losses on securities available-for-sale, net of taxes, are disregarded for capital ratio computation purposes in accordance with federal regulatory banking guidelines.

Risk Management

The Corporation’s Risk Management Committee (Committee) meets at least quarterly and includes members of senior management and an independent director. The objective of the Committee is to identify and manage risk inherent in the operations of the Corporation and its affiliates. While the Committee’s risk review is broad in scope, its primary responsibility is to develop, implement and monitor compliance with formal risk management policies and procedures.

Credit Risk Management

The Corporation emphasizes the management of credit risk. To support this objective a sound lending policy framework has been established. This framework includes seven basic policies that guide the lending process and minimize risk. First, the Corporation follows detailed written lending policies and procedures. Second, lending authority is granted commensurate with dollar amount, loan type, level of risk, and loan officer experience. Third, loan review committees function at both the senior lending officer level and the board level to review and approve loans that exceed preestablished dollar thresholds and/or meet other criteria. Fourth, the Corporation lends mainly within its primary geographical market area, York County, Pennsylvania and northern Maryland. Although this focus may pose a geographical concentration risk, the diverse local economy and employee knowledge of customers minimizes this risk. Fifth, the loan portfolio is diversified to prevent dependency upon a single customer or small group of related customers. Sixth, the Corporation does not participate in the subprime lending market, nor does it invest in securities backed by subprime mortgages. And seventh, the Corporation does not lend to foreign countries or persons residing therein.

In addition to a comprehensive lending policy, numerous internal reviews of loan and foreclosed real estate portfolios occur throughout the year. In addition to management’s reviews in connection with its internal control, loan portfolios are reviewed by independent auditors in connection with their annual financial statement audit and are examined periodically by bank regulators.

One component of the internal credit risk review is the identification and management of industry concentrations, defined as greater than 10 percent of the total loan portfolio. At year-end 2008, the Corporation had two industry concentrations that exceeded 10 percent of the total loan portfolio: real estate construction and land development was 17.5 percent; and commercial real estate leasing was 14.9 percent. Commercial leasing involves borrowers who lease real estate to commercial tenants. Loans to borrowers within these industries are usually collateralized with real estate. Comparatively, at year-end 2007, two industry concentrations exceeded 10 percent of the total loan portfolio: real estate construction and land development was 18.8 percent; and commercial real estate leasing was 11.5 percent.

Nonperforming Assets

The following table presents asset categories posing the greatest risk of loss. Management generally places a loan on nonaccrual status and ceases accruing interest income when loan payment performance is unsatisfactory and the loan is past due 90 days or more. Loans past due 90 days or more and still accruing interest, are contractually past due, but well collateralized and in the process of collection. The final category, foreclosed real estate, is real estate acquired to satisfy debts owed to PeoplesBank. Table 11 also provides a summary of nonperforming assets and related ratios. The paragraphs below explain significant changes in the aforementioned categories for December 31, 2008, compared to December 31, 2007.

Table 11-Nonperforming Assets

	December 31,
(dollars in thousands)	2008		2007		2006		2005		2004

Nonaccrual loans	$8,396		$9,411		$4,368		$1,034		$622
Accruing loans that are contractually past due 90 days or more as to principal or interest	61		222		4		—		19
Foreclosed real estate, net of allowance	2,052		403		38		7		1,535
Total nonperforming assets	$10,509		$10,036		$4,410		$1,041		$2,176

Ratios
Nonaccrual loans as a% of total year-end loans	1.47%		2.11%		1.08%		0.28%		0.21%

Nonperforming assets as a% of total year-end loans and net foreclosed real estate	1.83%		2.25%		1.09%		0.28%		0.72%

Nonperforming assets as a% of total year-end stockholders’ equity	20.14%		20.73%		10.31%		2.69%		6.05%

Allowance for loan losses as a multiple of nonaccrual loans	.6	x	.4	x	.7	x	2.5	x	3.0	x

On December 31, 2008, nonaccrual loans consisted of collateralized business and mortgage loans, and consumer loans. The Corporation recognizes interest income on a cash basis for nonaccrual loans. On December 31, 2008, the nonaccrual loan portfolio balance totaled $8,396,000, a $1,015,000 decrease compared to December 31, 2007. The decrease resulted from the net effect of removing one relatively large nonaccrual business loan from the portfolio and adding several smaller unrelated nonaccrual business loans. During the current period, a $3,298,000 nonaccrual business loan was restored to accrual status. The loan was brought current by the borrower, and an escrow was established with the borrower’s funds to keep it current. Management believes that the real estate supporting this loan is situated in a prime location for residential development and expects to ultimately recover all amounts due. During 2008, several business loans were added to the nonaccrual loan portfolio, including a business loan totaling $2,155,000. On June 10, 2008, the Company filed a Form 8-K disclosing that management anticipated a loss provision and corresponding charge-off ranging from $300,000 to $500,000 on this account pending a final appraisal of the real estate collateral. Upon receipt of the appraisal later in June, management charged off $481,000 against the allowance and recorded a provision expense for the same amount. The remaining unpaid principal loan balance of $1,674,000, which represented the fair value of the real estate less estimated selling costs, was reclassified to foreclosed real estate. On December 31, 2008, the nonaccrual loan portfolio was comprised of 18 unrelated accounts ranging in size from $1,000 to $4,658,000. The largest account, totaling $4,658,000, is adequately collaterized by real estate, which the borrower is trying to liquidate. Management has established a loss allowance for selected accounts where the net realizable value of the collateral is insufficient to repay the loan. Management and the Board of Directors evaluate the adequacy of the allowance for loan losses at least quarterly. Collection efforts, including modification of contractual terms for individual accounts based on prevailing market conditions and liquidation of collateral assets, are being employed to maximize recovery.

In the first quarter of 2009, information came to management’s attention that resulted in the reclassification of a $5 million commercial real estate loan from performing to nonaccrual status. Management is in the process of pursuing its remedies against the borrowers and guarantors, and has ordered a new appraisal on the collateral securing the loan to assist management in evaluating its fair value. Once management completes its impairment analysis, the reserve established, if any, may negatively impact earnings for 2009.

For 2008, the gross interest income that would have been recorded if the nonaccrual loans had been current in accordance with their original terms and current throughout the period was approximately $805,000. The amount of interest income on those nonaccrual loans that was included in net income for 2008 was approximately $563,000. The interest income recognized on impaired loans, which includes nonaccrual loans, in Note 5-Impaired, Nonaccrual and Past Due Loans is a lesser amount because it includes interest income only from the time the loan was impaired.

On December 31, 2008, foreclosed real estate, net of allowance, totaled $2,052,000, compared to $403,000 on December 31, 2007. The current portfolio, which is included in the other assets category, contains two unrelated properties. The first property, previously discussed within the nonaccrual loans narrative, is an unoccupied nine unit condominium building with a carrying value of $1,704,000 ($1,674,000 initial amount plus $30,000 of capital improvements). The property is being held in a subsidiary of the Corporation pending eventual sale of the individual units. The second property, which management is trying to liquidate, has a carrying value of $348,000. There was no valuation allowance for foreclosed real estate as there were no declines in the fair value of individual assets for 2008, 2007 and 2006.

On December 31, 2008, there were approximately $12.6 million in potential problem loans closely monitored by management. Potential problem loans consist of loans for which management has doubts as to the ability of the borrower to comply with present repayment terms, and which are not disclosed in Table 11. A loss allowance is established for those potential problem loans that, in management’s judgment, were inadequately collateralized. Comparatively, management was monitoring approximately $7.8 million in potential problem loans on December 31, 2007.

Allowance for Loan Losses

Although the Corporation maintains sound credit policies, certain loans deteriorate and must be charged off as losses. The allowance for loan losses is maintained to absorb losses inherent in the portfolio at December 31, 2008. The allowance is increased by provisions charged to expense and is reduced by loan charge-offs, net of recoveries. The allowance is based upon management’s continuous evaluation of the loan portfolio coupled with a formal review of adequacy on a quarterly basis, which is subject to review and approval by the Board. In analyzing the adequacy of the allowance, management considers the results of internal and external credit reviews, past loss experience, changes in the size and composition of the loan portfolio, adequacy of collateral, general economic conditions and the local business outlook. All of these factors are susceptible to significant change. Determining the level of the allowance for probable loan losses at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which are often subjective and fluid. Table 12 presents an analysis of the activity in the allowance for loan losses over a five-year period. Table 13 presents an allocation of the allowance for loan losses by major loan category. The unallocated component of the allowance for loan losses represents our consideration of qualitative factors, with probable losses inherent in the portfolio that are not fully captured in the allocated allowance analyses, such as: industry concentrations, imprecision in the loan risk evaluation process and current economic factors.

The allowance was $4,690,000 or .82 percent of total loans, on December 31, 2008, compared to $3,434,000 and .77 percent, respectively, on December 31, 2007. The current period allowance was based on management’s estimate of the amount necessary to bring the allowance to a level reflective of the risk in the loan portfolio and loan growth. Management considered macro-economic factors that could adversely affect the ability of PeoplesBank’s loan clients to repay their loans, including a general economic slowdown or recession, increases in food and energy costs, rising unemployment and continued downturn in the real estate market. The Corporation does not participate in the subprime lending market and accordingly, it has no loss exposure to subprime lending. Based on its evaluation of probable loan losses in the current portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on December 31, 2008. The $839,000 recovery in 2007 of prior period commercial loan losses was discussed in the provision for loan loss section of this report.

Table 12-Analysis of Allowance for Loan Losses

(dollars in thousands)	2008	2007	2006	2005	2004

Balance - beginning of year	$3,434	$3,126	$2,538	$1,865	$1,694
Provision charged (recovery credited) to operating expense	1,870	(554)	650	775	420
Loans charged off
Commercial	16	7	104	34	336
Real estate-construction	481	—	—	—	—
Real estate-mortgage	24	31	27	99	30
Consumer	141	28	19	80	111
Total loans charged off	662	66	150	213	477
Recoveries
Commercial	41	886	58	74	216
Real estate-mortgage	2	16	3	2	1
Consumer	5	26	27	35	11
Total recoveries	48	928	88	111	228
Net (recoveries) charge-offs	614	(862)	62	102	249
Balance - end of year	$4,690	$3,434	$3,126	$2,538	$1,865

Ratios
Net (recoveries) charge-offs as a % of average total loans	0.13%	(0.20)%	0.02%	0.03%	0.09%
Allowance for loan losses as a % of total loans	0.82%	0.77%	0.77%	0.69%	0.62%
Allowance for loan losses as a % of nonaccrual loans and loans past due 90 days or more	56%	36%	71%	245%	291%

Table 13-Allocation of Allowance for Loan Losses

	December 31,
	2008		2007		2006		2005		2004
(dollars in thousands)	Amount	% Total Loans	Amount	% Total Loans	Amount	% Total Loans	Amount	% Total Loans	Amount	% Total Loans

Commercial, industrial and agricultural	$2,480	60.7	$1,622	54.5	$1,500	53.9	$1,339	56.4	$1,216	63.5
Real estate - construction and land development	1,016	17.5	615	18.8	549	22.5	439	20.2	213	11.9
Total commercial related	3,496	78.2	2,237	73.3	2,049	76.4	1,778	76.6	1,429	75.4

Real estate - residential mortgages	31	11.3	22	12.4	22	7.8	19	7.1	13	8.3
Installment	212	10.5	147	14.3	122	15.8	141	16.3	116	16.3
Total consumer related	243	21.8	169	26.7	144	23.6	160	23.4	129	24.6

Unallocated	951	n/a	1,028	n/a	933	n/a	600	n/a	307	n/a

Total	$4,690	100.0	$3,434	100.0	$3,126	100.0	$2,538	100.0	$1,865	100.0

Note: The specific allocation for any particular loan category may be reallocated in the future as risk perceptions change. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire loan portfolio.

Liquidity

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan customers, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, it provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are scheduled investment security maturities and cash inflows, funds received from customer loan payments, and asset sales. The primary sources of liability liquidity are deposit growth, short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows present the changes in cash from operating, investing and financing activities. For 2008, management believes that liquidity was adequate based on the potential liquidation of a $75 million portfolio of available-for-sale securities, valued at December 31, 2008, and available credit from the Federal Home Loan Bank of Pittsburgh. On December 31, 2008, available net funding from the FHLBP was approximately $104 million. The Corporation’s loan-to-deposit ratio was 96 percent for year-end 2008, compared to 87 percent for year-end 2007. The increase in the ratio was the result of loan growth outpacing deposit growth.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit made under the same standards as on-balance sheet instruments. Financial instruments with off-balance sheet risk are disclosed in Note 15-Commitments to Extend Credit of this report and totaled $177 million at December 31, 2008, compared to $161 million at December 31, 2007. Normally these commitments have fixed expiration dates or termination clauses and are for specific purposes.

Accordingly, many of the commitments are expected to expire without being drawn and therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Impact of Inflation and Changing Prices

The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation may impact the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio. Inflation may also significantly affect noninterest expenses, which tend to rise during periods of general inflation. The level of inflation can be measured by the change in the Consumer Price Index (CPI) for all urban consumers (December vs. December). The change in the CPI for 2008 was 0.1 percent, compared to 4.1 percent for 2007 and 2.5 percent for 2006.

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

Not applicable to smaller reporting companies.

Report of Management’s Assessment of
Internal Controls Over Financial Reporting

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, with an emphasis on Internal Control Over Financial Reporting-Guidance for Smaller Public Companies, also issued by COSO. Based on this assessment, management concluded that, as of December 31, 2008, the Corporation’s internal control over financial reporting is effective based on those criteria.

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

March 24, 2009

Item 8: Financial statements and supplementary data

Codorus Valley Bancorp, Inc.
Consolidated Balance Sheets

	December 31,
(dollars in thousands, except per share data)	2008	2007
Assets
Interest bearing deposits with banks	$3,254	$118
Cash and due from banks	11,621	13,946
Federal funds sold	—	24,989
Total cash and cash equivalents	14,875	39,053
Securities, available-for-sale	72,163	79,450
Securities, held-to-maturity (fair value $2,283 for 2008 and $3,624 for 2007)	2,432	3,448
Restricted investment in bank stocks, at cost	2,692	1,471
Loans held for sale	7,373	1,778
Loans (net of deferred fees of $566 in 2008 and $315 in 2007)	573,078	445,719
Less-allowance for loan losses	(4,690)	(3,434)
Net loans	568,388	442,285
Premises and equipment, net	11,900	10,252
Other assets	22,943	16,870
Total assets	$702,766	$594,607

Liabilities
Deposits
Noninterest bearing	$47,781	$46,719
Interest bearing	550,348	465,249
Total deposits	598,129	511,968
Short-term borrowings	18,283	—
Long-term debt	19,186	20,350
Junior subordinated debt	10,310	10,310
Other liabilities	4,677	3,564
Total liabilities	650,585	546,192

Shareholders’ equity
Preferred stock, par value $2.50 per share; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $2.50 per share; 10,000,000 shares authorized; 4,017,033 shares issued and outstanding for 2008 and 3,738,950 for 2007	10,043	9,347
Additional paid-in capital	35,877	32,516
Retained earnings	5,057	6,267
Accumulated other comprehensive income	1,204	285
Total shareholders’ equity	52,181	48,415
Total liabilities and shareholders’ equity	$702,766	$594,607

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Income

	Years ended December 31,
(dollars in thousands, except per share data)	2008	2007	2006
Interest income
Loans, including fees	$32,705	$34,007	$29,361
Investment securities
Taxable	2,380	2,650	2,563
Tax-exempt	1,262	1,206	729
Dividends	51	149	136
Federal funds sold	331	1,149	520
Other	3	8	10
Total interest income	36,732	39,169	33,319

Interest expense
Deposits	14,354	16,417	12,766
Federal funds purchased and other short-term borrowings	83	—	133
Long-term debt	1,372	2,072	2,178
Total interest expense	15,809	18,489	15,077
Net interest income	20,923	20,680	18,242

Provision for (recovery of) loan losses	1,870	(554)	650
Net interest income after provision for (recovery of) loan losses	19,053	21,234	17,592

Noninterest income
Trust and investment services fees	1,276	1,260	1,255
Mutual fund, annuity and insurance sales	1,829	1,506	1,349
Service charges on deposit accounts	2,273	1,979	1,870
Income from bank owned life insurance	308	271	263
Other income	477	431	485
Gain on sales of mortgages	379	248	323
Gain (loss) on sales of securities	123	(7)	(80)
Total noninterest income	6,665	5,688	5,465

Noninterest expense
Personnel	11,451	10,676	9,080
Occupancy of premises, net	1,586	1,333	1,368
Furniture and equipment	1,437	1,324	1,350
Postage, stationery and supplies	471	449	410
Professional and legal	371	317	277
Marketing and advertising	712	675	589
Debit card processing	493	422	333
Charitable donations	663	436	662
Other	2,860	2,736	1,821
Total noninterest expense	20,044	18,368	15,890
Income before income taxes	5,674	8,554	7,167

Provision for income taxes	1,209	2,180	1,845
Net income	$4,465	$6,374	$5,322
Net income per share, basic	$1.13	$1.64	$1.38
Net income per share, diluted	$1.12	$1.61	$1.35

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2008	2007	2006

Cash flows from operating activities
Net income	$4,465	$6,374	$5,322
Adjustments to reconcile net income to cash provided by operations:
Depreciation	1,213	1,123	1,165
Provision for (recovery of) loan losses	1,870	(554)	650
Deferred federal income tax benefit	(710)	(235)	(372)
Amortization of investment in real estate partnerships	522	503	484
Increase in cash surrender value of life insurance investment	(308)	(271)	(263)
Originations of held for sale mortgages	(30,792)	(17,845)	(23,249)
Proceeds from sales of held for sale mortgages	30,385	18,002	23,407
Gain on sales of held for sale mortgages	(379)	(248)	(323)
(Gain) loss on sales of securities	(123)	7	80
Loss (gain) on sales/disposal of premises and equipment	16	—	(43)
Loss (gain) on sales of foreclosed real estate	—	2	(4)
Stock-based compensation expense	65	55	54
Decrease (increase) in accrued interest receivable	205	(91)	(376)
(Increase) decrease in other assets	(655)	361	(392)
(Decrease) increase in accrued interest payable	(32)	(23)	365
Increase in other liabilities	447	145	464
Other, net	(275)	160	190
Net cash provided by operating activities	5,914	7,465	7,159

Cash flows from investing activities
Securities, available-for-sale
Purchases	(16,015)	(23,333)	(26,404)
Maturities and calls	18,222	15,195	10,874
Sales	6,639	961	2,176
Securities, held-to-maturity, calls	1,036	4,172	1,676
Net (increase) decrease in restricted investment in bank stock	(1,221)	460	520
Net increase in loans made to customers	(134,205)	(40,080)	(37,566)
Purchases of premises and equipment	(2,877)	(883)	(775)
Investment in life insurance	(3,971)	(7)	(7)
Investment in nonconsolidated subsidiary	—	—	(217)
Proceeds from life insurance	—	249	—
Purchase of insurance agency assets	—	—	(63)
Proceeds from sales of premises and equipment	—	—	55
Proceeds from sales of foreclosed real estate	—	167	9
Net cash used in investing activities	(132,392)	(43,099)	(49,722)

Cash flows from financing activities
Net (decrease) increase in demand and savings deposits	(6,059)	2,949	36,066
Net increase in time deposits	92,220	52,374	35,425
Net increase (decrease) in short-term borrowings	18,283	—	(9,781)
Proceeds from issuance of long-term debt	—	—	7,217
Repayment of long-term debt	(1,164)	(14,679)	(1,590)
Dividends paid	(2,006)	(2,155)	(1,703)
Issuance of common stock	1,054	832	229
Purchase of treasury stock	(127)	—	—
Reissuance of treasury stock	104	—	—
Cash paid in lieu of fractional shares	(5)	(6)	(13)
Net cash provided by financing activities	102,300	39,315	65,850

Net (decrease) increase in cash and cash equivalents	(24,178)	3,681	23,287
Cash and cash equivalents at beginning of year	39,053	35,372	12,085
Cash and cash equivalents at end of year	$14,875	$39,053	$35,372

Supplemental disclosures
Interest paid on deposits and borrowed funds	$15,840	$18,512	$14,712
Income taxes paid	$1,480	$1,765	$1,732

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance, January 1, 2006	$7,902	$23,035	$8,204	$(412)	$—	$38,729
Comprehensive income
Net income			5,322			5,322
Other comprehensive income, net of tax:
Unrealized gain on securities net of reclassification adjustment for losses included in net income				168		168
Total comprehensive income						5,490
Cash dividends ($.44 per share)			(1,703)			(1,703)
5% stock dividend - 157,713 shares at fair value	394	2,667	(3,068)			(7)
5% stock dividend - 166,325 shares at fair value	416	2,899	(3,321)			(6)
Stock-based compensation		54				54
Issuance of common stock -18,060 shares under stock option plan	45	184				229

Balance, December 31, 2006	8,757	28,839	5,434	(244)	—	42,786
Comprehensive income
Net income			6,374			6,374
Other comprehensive income, net of tax:
Unrealized gain on securities net of reclassification adjustment for losses included in net income				529		529
Total comprehensive income						6,903
Cash dividends ($.56 per share)			(2,155)			(2,155)
5% stock dividend - 175,148 shares at fair value	438	2,942	(3,386)			(6)
Stock-based compensation		55				55
Issuance of common stock - 60,883 shares under stock option plans	152	680				832

Balance, December 31, 2007	9,347	32,516	6,267	285	—	48,415
Cumulative effect adjustment for adoption of EITF Issue No. 06-04			(703)			(703)
Comprehensive income
Net income			4,465			4,465
Other comprehensive income, net of tax:
Unrealized gain on securities net of reclassification adjustment for gains included in net income				919		919
Total comprehensive income						5,384
Cash dividends ($.51 per share)			(2,006)			(2,006)
5% stock dividend - 187,363 shares at fair value	469	2,492	(2,966)			(5)
Purchase of 8,002 shares for treasury					(127)	(127)
Stock-based compensation		65				65
Issuance of common stock - 62,710 shares under stock option plans	157	661				818
17,365 shares under the dividend reinvestment and stock purchase plan	44	148				192
6,581 shares under the employee stock purchase plan	16	28				44
4,064 shares of stock-based compensation awards	10	(10)				—
Re-issuance of shares - 8,002 under the employee stock purchase plan		(23)			127	104

Balance, December 31, 2008	$10,043	$35,877	$5,057	$1,204	$—	$52,181

See accompanying notes.

Codorus Valley Bancorp, Inc.
Notes to Consolidated Financial Statements

NOTE 1-Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation
Codorus Valley Bancorp, Inc. (The Corporation or Codorus Valley) is a one-bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (PeoplesBank). PeoplesBank operates two wholly owned subsidiaries, Codorus Valley Financial Advisors, Inc. (formerly SYC Insurance Services, Inc.) which sells nondeposit investment products, and SYC Settlement Services, Inc., which provides real estate settlement services. PeoplesBank operates under a state charter and is subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.

The consolidated financial statements include the accounts of Codorus Valley and its wholly owned bank subsidiary, PeoplesBank, and its wholly owned nonbank subsidiary, SYC Realty Company, Inc. The corporate purpose of SYC Realty, which was inactive for reportable periods prior to 2008, is to purchase and sell property acquired through debts previously contracted with an affiliate. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

Investment Securities
The classification of securities is determined at the time of acquisition and is reevaluated at each reporting date. Securities classified as available-for-sale are debt securities that the Corporation intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in maturity mix of assets and liabilities, income or liquidity needs, regulatory considerations and other factors. Debt securities available-for-sale are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income or loss in shareholders’ equity. Premiums and discounts are recognized in interest income using the interest method over the estimated life of the security. Realized gains and losses from the sale of available-for-sale securities are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the statement of income.

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

Restricted Stock
Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and as of December 31, 2008 and 2007 and consists of the common stock of FHLB of Pittsburgh (FHLB) and Atlantic Central Bankers Bank (ACBB). In December 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock.

Management evaluates the restricted stock for impairment in accordance with Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the restricted stock as of December 31, 2008.

Loans Held for Sale
Loans held for sale are reported at the lower of cost or fair value, as determined in the aggregate. The amount, by which cost exceeds fair value, if any, is accounted for as a valuation allowance and is charged to expense in the period of the change.

Loans
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff, generally are stated at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees and costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are generally deferred and recognized as adjustments of interest rate yields, by being amortized to interest income over the terms of the related loans. Determination of a loans past due status is based on contractual terms. When circumstances indicate that collection of a loan is doubtful, the accrual of interest income is discontinued, and unpaid interest previously credited to income is reversed and charged against current income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when management determines that circumstances have improved to the extent that all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Premises and Equipment
Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation expense is calculated principally on the straight-line method over the assets’ estimated useful lives. Estimated useful lives are ten to forty years for buildings and improvements, five to ten years for furniture and equipment and three to ten years for computer equipment and software. Maintenance and repairs are charged to expense as incurred. The cost of significant improvements to existing assets is capitalized. When facilities are retired or otherwise disposed of, the depreciated cost is removed from the asset accounts, and any gain or loss is reflected in the statement of income.

Foreclosed Real Estate
Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding, acceptance of a deed-in-lieu of foreclosure, or insubstance foreclosures. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Appraisals are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition. Revenue and expense from operations and changes in the valuation allowance are included in expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of other expense. At December 31, 2008, foreclosed real estate was $2,052,000, compared to $403,000 for December 31, 2007.

Investments in Real Estate Partnerships
In March 2003, PeoplesBank acquired a 73.47 percent limited partner interest in a real estate joint venture known as Village Court, which was formed to develop, construct, own and operate a 60-unit affordable housing complex located in Dover Township, York County, Pennsylvania. Construction of the housing complex was completed in the fourth quarter of 2004 and the complex was fully leased by December 31, 2004. The investment balance included in other assets was $1,719,000 at December 31, 2008, compared to $1,990,000 at December 31, 2007. Additionally, PeoplesBank is a 99.99 percent limited partner in a real estate joint venture known as SMB Properties that rehabilitated and now operates seven buildings in the City of York, Pennsylvania as part of a revitalization initiative. The buildings provide low-income housing to qualified families and to a lesser degree, space for commercial purposes. The investment balance included in other assets was $835,000 at December 31, 2008, compared to $1,086,000 at December 31, 2007.

Investment and related tax credits are accounted for under the effective yield method of accounting under which tax credits are recognized as they are allocated, and the cost of the investment is amortized to provide a constant yield over the period that tax credits are allocated, generally ten years.

Bank Owned Life Insurance
PeoplesBank invests in bank owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by PeoplesBank on a select group of employees and directors. PeoplesBank is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies and is included in other assets in the amount of $12,071,000 at December 31, 2008, compared to $7,807,000 at December 31, 2007. In November 2008, PeoplesBank purchased life insurance on additional employees and a director and made an additional investment in existing policies totaling $3,964,000. At that time, the majority of existing policies were transferred to new insurance carriers to earn higher returns. Income from the increase in cash surrender value of the policies is a separate line item within the noninterest income section of the income statement.

Trust and Investment Services Assets
Assets held by PeoplesBank in a fiduciary or agency capacity for its customers are not included in the consolidated balance sheets since these items are not assets of PeoplesBank.

Advertising
Advertising costs are charged to expense when incurred.

Income Taxes
Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted through the provision for income taxes for the effects of changes in tax laws and rates on the effective date.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The Interpretation provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation of the implementation of FIN 48, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized income tax benefits for the year ended December 31, 2008. Our policy is to recognize interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statement of Income. The Company did not recognize any interest and penalties for the year ended December 31, 2008. The tax years subject to examination by the taxing authorities are the years ended December 31, 2007, 2006 and, 2005.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operation.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the evaluation of other than temporary impairment losses of securities.

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

The computation of net income per share for the years ended December 31, 2008, 2007 and 2006 is provided in the table below. Anti-dilutive options excluded from the computation of earnings per share were 125,385 for 2008 and 0 for 2007 and 2006.

(in thousands, except per share data)	2008	2007	2006
Net income	$4,465	$6,374	$5,322

Weighted average shares outstanding (basic)	3,966	3,882	3,847
Effect of dilutive stock options	25	84	90
Weighted average shares outstanding (diluted)	3,991	3,966	3,937

Basic earnings per share	$1.13	$1.64	$1.38
Diluted earnings per share	$1.12	$1.61	$1.35

Stock dividends issued by the Board of Directors of Codorus Valley for the years 2006 through 2008 were as follows:

Stock Dividend	Declaration Date	Record Date	Payable Date
5%	4/8/2008	4/22/2008	6/12/2008
5%	4/10/2007	4/24/2007	6/7/2007
5%	10/10/2006	10/24/2006	12/7/2006
5%	4/11/2006	4/25/2006	6/08/2006

Stock Based Compensation
The Corporation adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (Statement 123R) in the first quarter of 2006, using the “modified prospective method.” Prior to the implementation of FAS 123R, stock options issued under shareholder approved employee and director stock option plans were accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under APB 25, no compensation expense was recognized related to these plans. Stock options are granted at exercise prices not less than the fair value of the common stock on the date of grant. See Note 13 – Stock-Based Compensation.

Cash Flow Information
For purposes of the statements of cash flows, the Corporation considers interest bearing deposits with banks, cash and due from banks, and federal funds sold to be cash and cash equivalents. Noncash items for the years ended December 31, 2008, 2007 and 2006 consisted of the transfer of loans to foreclosed real estate for $1,674,000, $576,000 and $38,000, respectively.

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

(dollars in thousands)	2008	2007	2006
Unrealized holding gains arising during the year	$1,515	$794	$175
Reclassification adjustment for (gains) losses included in income	(123)	7	80
Net unrealized gains	1,392	801	255
Tax effect	(473)	(272)	(87)
Net of tax amount	$919	$529	$168

Post Retirement Benefit Liability Accrual
Management has elected the cumulative-effect adjustment method under EITF Issue No. 06-4 for post retirement split-dollar life insurance benefit provided to select executives and directors and recorded a one time charge of $703,000 to retained earnings on January 1, 2008. For 2008, the Corporation recorded a $60,000 expense for this liability. In December 2008, the Corporation bought out the non-vested executive participants’ post retirement portion of the life insurance benefit which had no impact on current earnings.

Segment Reporting
Management has determined that it operates in only one segment, community banking. The Corporation’s non-banking activities are insignificant to the consolidated financial statements.

Reclassification
Certain amounts in the 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation. Such reclassifications had no effect on net income.

Recent Accounting Pronouncements

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

FASB Statement No. 141 (R), “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will impact business combinations which occur after January 1, 2009.

NOTE 2-Restrictions on Cash and Due from Banks

Cash balances reserved to meet regulatory requirements of the Federal Reserve Bank and balances maintained at other banks for compensating balance requirements averaged approximately $803,000 for 2008 and $752,000 for 2007.

NOTE 3-Securities Available-for-Sale and Held-to-Maturity

A summary of available-for-sale and held-to-maturity securities at December 31 is provided below.

				Estimated Fair Value
	Amortized Cost	Gross Unrealized
(dollars in thousands)		Gains	Losses

2008
Available-for-sale
Debt securities
U.S. agency	$5,001	$134	$—	$5,135
State and municipal	32,392	926	(242)	33,076
Mortgage-backed, U.S. agency	32,946	1,012	(6)	33,952
Total available-for-sale	$70,339	$2,072	$(248)	$72,163
Held-to-maturity
Debt securities-corporate trust preferred	$2,432	$22	$(171)	$2,283
Total held-to-maturity	$2,432	$22	$(171)	$2,283

2007
Available-for-sale
Debt securities
U.S. agency	$21,512	$138	$(28)	$21,622
State and municipal	30,739	363	(130)	30,972
Mortgage-backed, U.S. agency	26,767	164	(75)	26,856
Total available-for-sale	$79,018	$665	$(233)	$79,450
Held-to-maturity
Debt securities-corporate trust preferred	$3,448	$176	$—	$3,624
Total held-to-maturity	$3,448	$176	$—	$3,624

The amortized cost and estimated fair value of debt securities at December 31, 2008, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities if call options on selected debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale		Held-to-maturity
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,853	$3,888	$—	$—
Due after one year through five years	43,654	44,984	—	—
Due after five years through ten years	17,556	18,222	—	—
Due after ten years	5,276	5,069	2,432	2,283
Total debt securities	$70,339	$72,163	$2,432	$2,283

Gross gains (losses) realized from the sale of available-for-sale securities were $123,000, ($7,000), and ($80,000) for 2008, 2007 and 2006, respectively. Securities, issued by agencies of the federal government, with a carrying value of $24,843,000 and $41,961,000 on December 31, 2008 and 2007, respectively, were pledged to secure public and trust deposits.

The table below shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2008
Available-for-sale securities
U.S. agency	$—	$—	$—	$—	$—	$—
State and Municipal	6,046	242	—	—	6,046	242
Mortgage-backed, U.S. agency	599	6	—	—	599	6
Total temporarily impaired debt securities, available-for-sale	$6,645	$248	$—	$—	$6,645	$248

Held-to-maturity
Debt securities-corporate trust preferred	$1,920	$171	$—	$—	$1,920	$171
2007
Available-for-sale securities
U.S. agency	$—	$—	$9,995	$28	$9,995	$28
State and Municipal	6,553	98	2,535	32	9,088	130
Mortgage-backed, U.S. agency	1,479	8	3,259	67	4,738	75
Total temporarily impaired debt securities, available-for-sale	$8,032	$106	$15,789	$127	$23,821	$233

Held-to-maturity
Debt securities-corporate trust preferred	$—	$—	$—	$—	$—	$—

Management believes that unrealized losses at December 31, 2008, were primarily the result of changes in market interest rates and that it has the ability to hold these investments for a time necessary to recover the amortized cost. The unrealized losses within the less than 12 months category of $248,000 in available for sale was attributed to fourteen different securities primarily municipalities and $171,000 in held to maturity was attributed to three different corporate trust preferred securities. Management believes that collection of the contractual principal and interest is probable and therefore, all impairment is considered to be temporary.

NOTE 4-Loans

The composition of the loan portfolio at December 31, is as follows:

(dollars in thousands)	2008	2007
Commercial, industrial and agricultural	$348,111	$243,144
Real estate - construction and land development	100,088	83,625
Total commercial related loans	448,199	326,769
Real estate - residential mortgages	64,928	55,257
Installment	59,951	63,693
Total consumer related loans	124,879	118,950
Total loans	$573,078	$445,719

Concentrations of credit risk arise when a number of customers are engaged in similar business activities in the same geographic region or have similar economic features that could cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Most of the Corporation’s business is with customers in York County, Pennsylvania and northern Maryland, specifically Baltimore, Harford and Carroll counties. Although this focus may pose a concentration risk geographically, we believe that the diverse local economy and our detailed knowledge of the customer base minimizes this risk. At year-end 2008 and 2007, the Corporation had two industry concentrations that exceeded 10 percent of the total loan portfolio: real estate construction and land development which was 17.5 and 18.8 percent of the portfolio, respectively; and commercial real estate leasing was 14.9 and 11.5 percent of the portfolio, respectively. Loans to borrowers within these industries are usually collateralized by real estate.

The principal balance of outstanding loans to directors, executive officers, principal shareholders, and any associates of such persons was $4,999,000 at December 31, 2008, and $4,809,000 at December 31, 2007. During 2008, total loan additions were $2,278,000 and total payments collected were $2,088,000. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collection. As of year-end 2008, all loans to this group were current and performing in accordance with contractual terms.

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

(dollars in thousands)	2008	2007	2006
Impaired loans without a related allowance	$16,783	$14,246	$5,272
Impaired loans with a related allowance	3,679	212	530
Total impaired loans	$20,462	$14,458	$5,802

Allowance for impaired loans	$528	$55	$90
Average investment in impaired loans	15,898	8,195	7,632
Interest income recognized on impaired loans:
Accrual basis	372	210	165
Cash basis	621	47	150

At December 31, 2008 and 2007, the loan portfolio included nonaccrual loans of $8,396,000 and $9,411,000, respectively. Loans contractually past due 90 days or more as to principal or interest, but still accruing interest, totaled $61,000 at December 31, 2008, compared to $222,000 at December 31, 2007.

In the first quarter of 2009, information came to management’s attention that resulted in the reclassification of a $5 million commercial real estate loan from performing to nonaccrual status. Management is in the process of pursuing its remedies against the borrowers and guarantors, and has ordered a new appraisal on the collateral securing the loan to assist management in evaluating its fair value. Once management completes its impairment analysis, the reserve established, if any, may negatively impact earnings for 2009.

NOTE 6-Analysis of Allowance for Loan Losses

Changes in the allowance for loan losses for each of the three years ended December 31, were as follows:

(dollars in thousands)	2008	2007	2006
Balance at beginning of year	$3,434	$3,126	$2,538
Provision for (recoveries of) loan losses	1,870	(554)	650
Loans charged off	(662)	(66)	(150)
Recoveries	48	928	88
Balance at end of year	$4,690	$3,434	$3,126

The increase in the provision for 2008 reflected strong growth in the Corporation’s loan portfolio, increased risk due to economic uncertainties and an increase in loan charge-offs, including a $481,000 loss associated with a commercial loan that was reported on Form 8-K filed by the Corporation on June 10, 2008. In contrast, the Corporation recognized a recovery as a credit to the provision for 2007. Subsidiary PeoplesBank recovered $839,000 representing it’s portion of a $12 million restitution fund created in settlement of a claim by the U.S. Department of Justice against the Bank of New York as reported on Form 8-K filed by the Corporation on February 13, 2007. The funds substantially reimbursed PeoplesBank for loan losses that it incurred in 2002 and 2003 that pertained to a group of related equipment leasing contracts that PeoplesBank acquired from a third-party broker who designated Bank of New York as escrow agent for payments under those contracts.

NOTE 7-Premises and Equipment

A summary of premises and equipment at December 31, is as follows:

(dollars in thousands)	2008	2007
Land	$1,200	$1,139
Buildings and improvements	12,374	11,256
Capitalized leased premises	672	672
Equipment	10,599	8,974
	24,845	22,041
Less-accumulated depreciation	(12,945)	(11,789)
Premises and equipment, net	$11,900	$10,252

PeoplesBank leases certain banking branches under capital and noncancellable operating leases. The terms include various renewal options and provide for rental increases based upon predetermined factors. Total lease expenses under operating leases amounted to $265,000 in 2008, $169,000 in 2007, and $172,000 in 2006. At December 31, 2008, future minimum lease payments for these leases and a capital lease are payable as follows:

(dollars in thousands)	Capital Lease	Operating Leases
2009	$95	$317
2010	95	304
2011	102	249
2012	102	252
2013	102	191
Thereafter	204	440
Total future minimum lease payments	700	$1,753
Less interest	(213)
Present value of minimum lease payments	$487

NOTE 8-Deposits

The composition of deposits at December 31, was as follows:

(dollars in thousands)	2008	2007
Noninterest bearing demand	$47,781	$46,719
NOW	50,027	44,086
Money market	133,924	148,832
Savings	20,037	18,191
Time deposits less than $100,000	206,293	173,674
Time deposits $100,000 or more	140,067	80,466
Total deposits	$598,129	$511,968

Scheduled maturities of time deposits as of December 31, were as follows:

(dollars in thousands)	2008
2009	$289,373
2010	23,619
2011	15,097
2012	4,594
2013	13,677
Total time deposits	$346,360

NOTE 9-Short-term Borrowings and Long-term Debt

The schedule below provides a summary of short-term borrowings that consist of federal funds purchased and other borrowings. Federal funds purchased from correspondent banks usually mature in one business day. Other short-term borrowings consist of credit available through the Federal Home Loan Bank of Pittsburgh (FHLBP) and the Atlantic Central Bankers Bank (ACBB). Based on the most recent analysis, total credit available from the FHLBP, for both short and long-term credit needs, is approximately $139 million. As of December 31, 2008, total unused credit with the FHLBP was approximately $104 million. Obligations to the FHLBP are secured by FHLB stock and qualifying collateral, principally the unpledged portion of PeoplesBank’s investment securities portfolio and qualifying mortgage loan receivables. The interest rate for short-term borrowings reprices daily based on the federal funds rate or the open repo market depending on the borrowing program. As of December, 31, 2008, the Corporation maintained an unsecured line of credit of $3 million with ACBB which is renewable annually. The interest rate is Wall Street Journal Prime. There was a draw of $1,675,000 on the ACBB line during 2008.

A summary of aggregate short-term borrowings as of and for the years ended December 31, is as follows:

(dollars in thousands)	2008	2007	2006
Amount outstanding at end of year	$18,283	$—	$—
Weighted average interest rate at end of year	0.83%	—%	—%
Maximum amount outstanding at any month-end	$21,657	$—	$16,714
Daily average amount outstanding	$5,547	$—	$2,857
Approximate weighted average interest rate for the year	1.50%	—%	4.66%

A summary of long-term debt at December 31, is as follows:

(dollars in thousands)	2008	2007
PeoplesBank obligations to FHLBP
Due 2009, 3.47% convertible quarterly after December 2006	$5,000	$5,000
Due 2010, 4.32%	6,000	6,000
Due 2011, 4.30%, amortizing	3,964	4,240
Due 2012, 4.25%, amortizing	1,313	1,663
Due 2013, 3.46%, amortizing	2,422	2,921
Capital lease obligation	487	526
Total long-term debt	$19,186	$20,350

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

Maturities of total long-term debt over the next five years are as follows: $6,214,000 in 2009, $7,238,000 in 2010, $4,416,000 in 2011, $812,000 in 2012, $321,000 in 2013 and $185,000, thereafter.

NOTE 10-Junior Subordinated Debt

A summary of junior subordinated debt at December 31, is as follows:

(dollars in thousands)	2008	2007
Codorus Valley Bancorp, Inc. obligations
Due 2034, floating rate based on 3 month LIBOR plus 2.02%, callable quarterly after December 2009	$3,093	$3,093
Due 2036 floating rate based on 3 month LIBOR plus 1.54% callable quarterly after July 2011	7,217	7,217
	$10,310	$10,310

To support planned growth, Codorus Valley issued trust preferred debt securities in the amount of $7,217,000 in June 2006 and $3,093,000 in November 2004, which are included in Tier 1 capital for regulatory capital purposes. These obligations have a 30-year maturity, but are callable at quarterly intervals after the fifth year.

NOTE 11-Regulatory Matters

The Corporation is subject to restrictions on the payment of dividends to its shareholders pursuant to the Pennsylvania Business Corporation Law of 1988, as amended (BCL). The BCL prohibits dividend payments if such payment would render the Corporation insolvent or result in negative net worth. Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by PeoplesBank to the Corporation. The amount of total dividends, which may be paid at any date, is generally limited to the retained earnings of PeoplesBank. Furthermore, dividend payments would be prohibited if the effect thereof would cause PeoplesBank’s capital to be reduced below applicable minimum capital requirements as discussed below. The Corporation’s recent participation in the U.S. Department of the Treasury’s Capital Purchase Program, previously disclosed in filings with the SEC and also summarized under the Shareholders’ Equity and Capital Adequacy section of this report, requires regulatory approval to increase quarterly cash dividends on common stock above the current $.12 cents per share level. Loans and advances by PeoplesBank to affiliates, including the Corporation, are limited to 10 percent of PeoplesBank’s capital stock and contributed capital on a secured basis.

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

Quantitative measures established by regulators to ensure capital adequacy require the Corporation and PeoplesBank to maintain minimum ratios to total and tier 1 capital as a percentage of risk-weighted assets, and of tier 1 capital to average assets (leverage ratio) as set forth below. In December 2008, PeoplesBank received the most recent notification from the Federal Deposit Insurance Corporation, which categorized PeoplesBank as well capitalized, as of September 30, 2008, under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change PeoplesBank’s well capitalized category.

	Actual		Minimum for Capital Adequacy		Well Capitalized Minimum*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Codorus Valley Bancorp, Inc. (consolidated)
December 31, 2008
Capital ratios
Tier 1 risk-based	$60,613	10.03%	$24,179	4.0%	n/a	n/a
Total risk-based	65,303	10.80	48,357	8.0	n/a	n/a
Leverage	60,613	9.12	26,576	4.0	n/a	n/a

December 31, 2007
Capital ratios
Tier 1 risk-based	$57,727	12.14%	$19,022	4.0%	n/a	n/a
Total risk-based	61,161	12.86	38,043	8.0	n/a	n/a
Leverage	57,727	9.84	23,473	4.0	n/a	n/a

PeoplesBank, A Codorus Valley Company
December 31, 2008
Capital ratios
Tier 1 risk-based	$56,857	9.49%	$23,964	4.0%	$35,947	6.0%
Total risk-based	61,547	10.27	47,929	8.0	59,911	10.0
Leverage	56,857	8.63	26,359	4.0	32,949	5.0

December 31, 2007
Capital ratios
Tier 1 risk-based	$53,759	11.39%	$18,885	4.0%	$28,328	6.0%
Total risk-based	57,193	12.11	37,770	8.0	47,213	10.0
Leverage	53,759	9.22	23,324	4.0	29,155	5.0
* Under prompt corrective action provisions

Proforma capital ratios for the Corporation at December 31, 2008, which include the impact of the issuance of preferred stock in January 2009 as disclosed in Note 20-Subsequent Event are as follows: Tier 1 risk-based capital 12.69%; Total risk-based capital 13.46%; and Leverage 11.61%.

NOTE 12-Benefit Plans

Defined Contribution Plan
The Corporation maintains a 401(k) savings and investment plan covering substantially all employees. Under the plan, employees can contribute a percentage of their gross salary. In 2008, 2007, and 2006, the Corporation matched 50 percent of the first 6 percent of an employee’s contribution. The Corporation’s expense for the 401(k) savings and investment plan was $191,000 for 2008, $154,000 for 2007, and $140,000 for 2006.

Supplemental Benefit Plans
PeoplesBank maintains supplemental retirement plans for selected executives and supplemental life insurance for executive officers and directors. The supplemental life insurance plans replaced other insurance coverage. The expense associated with these plans was approximately $235,000 for 2008, $217,000 for 2007, and $204,000 for 2006. The accrued liability was $1,606,000 at December 31, 2008 and $1,371,000 at December 31, 2007. Investment in bank owned life insurance policies was used to finance the supplemental benefit plans, and provide a tax-exempt return to PeoplesBank.

Dividend Reinvestment and Stock Purchase Plan
The Corporation maintains a Dividend Reinvestment and Stock Purchase Plan (Plan). Shareholders of common stock may participate in the Plan, which allows additional shares of common stock to be purchased with reinvested dividends at prevailing market prices. Beginning in August 2008, purchases were made from the Corporation from its authorized, but unissued, common stock with 197,151 shares reserved and available for issuance at December 31, 2008. For 2007 and 2006 all shares were purchased from the open market. Purchases were made by an independent purchasing agent retained to act as agent for Plan participants, and the purchase price to participants was the actual price paid, excluding brokerage commissions and other expenses which were paid by the Corporation. The Plan also permits participants to make additional voluntary cash payments to purchase shares of the Corporation’s common stock.

NOTE 13-Stock-Based Compensation

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

Option and Stock Incentive Plans
The following table presents information about the Corporation’s option and stock incentive plans as of December 31, 2008:

Plan	Types of grants	Number of shares reserved (2)	Number of outstanding options (2)	Number of shares available for future issuance (2)
1996 Stock Incentive Plan (1996 Plan) (1)	Stock options	30,206	13,606	0
1998 Independent Directors Stock Option Plan (1998 Plan) (1)	Stock options	83,646	45,717	0
2000 Stock Incentive Plan (2000 Plan)	Stock options Stock appreciation rights Restricted stock	144,084	116,008	28,076
2007 Long Term Incentive Plan (LTIP)	Stock options Stock appreciation rights Performance restricted shares Restricted stock Stock awards	183,750	21,000	162,750

(1)	All options available for grant under the 1996 and 1998 Plans have been granted.
(2)	Shares/options are subject to adjustment in the event of specified changes in the Corporation’s capital structure.

Options awarded under these plans to date have been granted with an exercise price equal to the fair value of the stock on the grant date, a minimum vesting period of six months and an expiration period of ten years. Restricted stock awards under these plans have been granted at fair value and with 50% of the shares vesting in two years and 50% in three years. Upon exercise and/or award, the Corporation has historically issued authorized, but unissued, common stock to satisfy the options/awards.

The following table presents compensation expense and related tax benefits for stock option and restricted stock awards recognized on the consolidated statement of income.

(dollars in thousands)	2008	2007	2006
Compensation expense	$33	$34	$54
Tax benefit	(2)	—	—
Net income effect	$31	$34	$54

The tax benefit shown in the preceding table is less than the benefit that would be calculated using the Corporation’s 34% statutory Federal tax rate. Under Statement 123R, tax benefits are only recognized over the vesting period for options that ordinarily will generate a tax deduction when exercised (non-qualified stock options) and restricted stock awards.

The Corporation granted 21,000 non-qualified stock options from the LTIP and 15,722 incentive stock options and 4,064 shares of restricted stock from the 2000 Plan in 2008, none in 2007 and 500 incentive stock options from the 2000 Plan in 2006. The weighted average grant-date fair value, adjusted for stock dividends declared, of options granted in 2008 was $2.23 and in 2006 was $6.30. The fair value of the options awarded is estimated on the date of grant using the Black-Scholes valuation model, which is dependent upon certain assumptions as presented below.

	2008	2007	2006
Expected life (in years)	5.25	n/a	5.25
Risk-free interest rate	1.78%	n/a	5.19%
Expected volatility	36.3%	n/a	46.4%
Expected dividend yield	3.5%	n/a	2.7%

The expected life of the options was estimated using one half of the exercise period plus the vesting period and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of the options on the grant date. Volatility of the Corporation’s stock price was based on historical volatility for the period commensurate with the expected life of the options. Dividend yield was based on dividends for the most current year divided by the average market price for the most current year.

A summary of stock options activity from the Equity Awards Plans, adjusted for stock dividends declared, is shown below.

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2008	234,176	$12.46	3.6 years	$879
Granted	36,722	8.90
Exercised	(63,449)	12.04
Cancelled	(11,118)	11.31
Outstanding at December 31, 2008	196,331	$12.00	5.1 years	$3

Exerciseable at December 31, 2008	143,994	$12.43	3.7 years	$3

The following table presents information about options exercised for the years ended December 31:

(dollars in thousands)	2008	2007	2006
Total intrinsic value of options exercised	$161	$413	$188
Cash received from options exercised	763	692	165
Tax deduction realized from options exercised	55	141	64

The following table provides information about nonvested options and restricted stock, adjusted for stock dividends declared, for the year ended December 31, 2008.

	Stock Options		Restricted Stock
	Options	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2008	21,215	$15.33	—	$—
Vested	(5,600)	15.39	—	—
Granted	36,722	8.90	4,064	8.77
Unvested at December 31, 2008	52,337	$10.81	4,064	$8.77

As of December 31, 2008, total unrecognized compensation cost related to nonvested options and restricted stock was $127,000. The cost is expected to be recognized over a weighted average period of 0.7 years.

Employee Stock Purchase Plan (ESPP)
During 2007, shareholders approved, and the Corporation adopted, the ESPP and the first offering commenced on July 1, 2007. Under the ESPP, eligible employees can purchase stock of the Corporation at 85% of the fair market value of the stock at the beginning or end of the six-month offering period, whichever is lower. The ESPP is considered to be a compensatory plan under Statement 123R.

The following table presents information about the ESPP for the years ended December 31:

(dollars in thousands)	2008	2007
ESPP shares purchased	10,800	3,783
Average purchase price per share (85% of market value)	$8.666	$14.476
Compensation expense recognized (in thousands)	$32	$21

The shares were purchased from the open market until the second offering period of 2008, when the Corporation began issuing from authorized, but unissued, common stock to satisfy the purchase. Shares reserved and available for issuance as of December 31, 2008, adjusted for stock dividends declared, were 168,802 shares. Shares reserved for future issuance under the plan are subject to adjustment in the event of specified changes in the Corporation’s capital structure.

Employee Stock Bonus Plan
The Corporation also maintains an Employee Stock Bonus Plan, administered by nonemployee members of the Corporation’s Board of Directors, under which the Corporation may issue shares of its common stock to employees as performance based compensation. Shares reserved and available for issuance as of December 31, 2008, adjusted for stock dividends declared, were 14,373 shares. Shares reserved for future issuance under the plan are subject to adjustment in the event of specified changes in the

Corporation’s capital structure. Under the Employee Stock Bonus Plan, there were no shares of stock issued during 2008 and 2007 and 53 shares were issued during 2006.

NOTE 14-Income Taxes

The provision for income taxes for the years ended December 31, consists of the following:

(dollars in thousands)	2008	2007	2006
Current tax provision:
Federal	$1,787	$2,368	$2,154
State	132	47	63
Deferred tax (benefit) provision	(710)	(235)	(372)
Total tax provision	$1,209	$2,180	$1,845

The differences between the effective income tax rate and the Federal statutory income tax rate for the years ended December 31, are as follows:

(dollars in thousands)	2008	2007	2006

Statutory tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Low income housing credits	(5.2)	(5.8)	(4.5)
Tax-exempt interest income	(8.9)	(3.6)	(4.5)
Disallowed interest	1.1	0.9	0.6
Bank owned life insurance income	(1.8)	(1.1)	(1.3)
State income taxes, net of federal tax benefit	1.5	0.5	0.7
Other, net	0.6	0.6	0.7
Effective income tax rate	21.3%	25.5%	25.7%

The provision for income taxes includes $42,000, ($2,000) and ($27,000) of applicable income tax expense (benefit) related to net investment security gain (losses) in 2008, 2007 and 2006, respectively. Significant components of the Corporation’s deferred tax asset, included in other assets as of December 31, were as follows:

(dollars in thousands)	2008	2007
Deferred tax assets
Allowance for loan losses	$1,531	$1,056
Deferred compensation	546	466
Partnership investment amortization	1,082	905
Total deferred tax assets	3,159	2,427

Deferred tax liabilities
Deferred loan fees	352	333
Depreciation	13	93
Net unrealized gains on available-for-sale securities	621	147
Other, net	861	778
Total deferred tax liabilities	1,847	1,351
Net deferred tax asset	$1,312	$1,076

NOTE 15-Commitments to Extend Credit

In the normal course of business, the Corporation is a party to various financial transactions that are not funded as of the balance sheet date. Off-balance sheet financial instruments, which enable bank customers to meet their financing needs, are comprised mainly of commitments to extend credit and standby letters of credit. Standby letters of credit written are conditional commitments issued by PeoplesBank to guarantee the performance of a customer to a third party. The credit and market risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. To manage these risks the Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments and requires collateral to support these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2008 and 2007, for guarantees under standby letters of credit issued was not material. Normally, commitments to extend credit and letters of credit have fixed expiration dates or termination clauses, have specific rates and are for specific purposes. Many of the commitments are expected to expire without being extended; therefore, total commitment amounts do not necessarily represent future cash requirements.

The following is a summary of outstanding commitments at December 31:

	December 31,
(dollars in thousands)	2008	2007
Commitments to grant loans
Fixed rate	$11,638	$14,200
Variable rate	30,380	39,198

Unfunded commitments of existing loans
Fixed rate	$39,059	$18,046
Variable rate	92,087	86,543

Standby letters of credit	$4,010	$3,381

NOTE 16-Contingent Liabilities

Periodically, the Corporation and its subsidiary bank may be defendants in legal proceedings relating to the conduct of their banking business. Most of such legal proceedings are a normal part of the banking business and, in management’s opinion, do not materially affect the financial position or results of operations of the Corporation.

Note 17—Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Corporation’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts that could be realized in sales transactions on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. Statement 157 applies to other accounting pronouncements that require or permit fair value measurements. The Corporation adopted Statement 157 effective for its fiscal year beginning January 1, 2008.

In December 2007, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delays the effective date of Statement 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. As such, the Corporation only partially adopted the provisions of Statement 157, and will begin to account and report for non-financial assets and liabilities in 2009. In October 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (FSP 157-3), to clarify the application of the provisions of Statement 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Corporation’s December 31, 2008 consolidated financial statements. The adoption of Statement 157 and FSP 157-3 had no impact on the amounts reported in the financial statements and primarily resulted in expansion of disclosures pertaining to the methods used to determine fair values for the Company.

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

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:	Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

For financial assets measured at fair value on a recurring and nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

(dollars in thousands)	December 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
Measured at fair value on a recurring basis:
Securities available-for-sale	$72,163	—	$72,163	—
Measured at fair value on a nonrecurring basis:
Impaired loans	$3,151	—	—	$3,151

As discussed above, the Corporation has delayed its disclosure of non-financial assets and liabilities. Real estate owned are carried at fair value at the Balance Sheet date for which the Corporation has not yet adopted the provisions of FAS 157.

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at December 31, 2008 and 2007:

Cash and cash equivalents (carried at cost)
The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Securities
The fair values of securities available-for-sale (carried at fair value) and held-to-maturity (carried at amortized cost) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.

Restricted investment in bank stock (carried at cost)
The carrying amount of restricted investment in bank stock approximates fair value, and considers the limited marketability of such securities.

Loans held for sale (carried at lower of cost or fair value)
The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan. At December 31, 2008, the fair value of loans held for sale exceeded the cost basis, therefore, no write-down to fair value, valuation allowance or charge to earnings were recorded.

Loans (carried at cost)
Generally, for variable and adjustable rate loans that reprice frequently and with no significant change in credit risk, fair value is based on carrying value. Fair values for other loans in the portfolio are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.

Impaired loans (generally carried at fair value)
Impaired loans are those that are accounted for under FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan,” in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. A portion of the allowance for loan losses is allocated to impaired loans if the value of the collateral supporting such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes that the uncollectability of a loan is confirmed. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. The fair value consists of loan balances of $3,679,000, net of a valuation allowance of $528,000. Additional provision for loan losses on these impaired loans were $528,000 for the year ended December 31, 2008.

Interest receivable and payable (carried at cost)
The carrying amount of interest receivable and interest payable approximates its fair value.

Deposit liabilities (carried at cost)
The fair values disclosed for demand deposits (e.g., noninterest and interest bearing checking, money market and savings accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for variable rate time deposits that reprice frequently are based on carrying value. Fair values for fixed rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities of time deposits.

Short-term borrowings (carried at cost)
The carrying amounts of short-term borrowings approximate their fair values.

Long-term debt (carried at cost)
Fair values of FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. These prices are obtained from this active market and represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Junior subordinated debt (carried at cost)
For 2008, the fair value of junior subordinated debt is estimated using discounted cash flow analysis, based on market rates and spread characteristics currently offered on such debt with similar credit risk characteristics, terms and remaining maturity. For 2007, the fair value approximates the carrying amount since market rates and spread characteristics approximated those of the instruments held.

Off-balance sheet financial instruments (disclosed at cost)
Fair values for the Corporation’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These amounts were not considered to be material at December 31, 2008 and 2007.

The estimated fair values of the Corporation’s financial instruments were as follows at December 31, 2008 and 2007.

	2008		2007
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets
Cash and cash equivalents	$14,875	$14,875	$39,053	$39,053
Securities, available-for-sale	72,163	72,163	79,450	79,450
Securities, held-to-maturity	2,432	2,283	3,448	3,624
Restricted investment in bank stocks	2,692	2,692	1,471	1,471
Loans held for sale	7,373	7,409	1,778	1,803
Loans	568,388	565,982	442,285	440,456
Interest receivable	2,500	2,500	2,705	2,705

Financial liabilities
Noninterest bearing demand, NOW, money market and savings deposits	$251,769	$251,769	$257,828	$257,828
Time deposits	346,360	351,201	254,140	255,231
Short-term borrowings	18,283	18,283	—	—
Long-term debt	19,186	19,757	20,350	20,191
Junior subordinated debt	10,310	4,566	10,310	10,310
Interest payable	806	806	838	838

Off-balance sheet instruments	—	—	—	—

Note 18-Condensed Financial Information-Parent Company Only

Condensed Balance Sheets

	December 31,
(dollars in thousands)	2008	2007
Assets
Cash and due from banks	$331	$672
Securities, held-to-maturity	934	932
Investment in bank subsidiary	58,425	54,448
Investment in other subsidiries	2,118	312
Premises and equipment, net	3,654	3,700
Other assets	490	535
Total assets	$65,952	$60,599

Liabilities
Short-term debt	$1,675	$—
Long-term debt	10,310	10,310
Long-term debt with bank subsidiary	1,647	1,736
Other liabilities	139	138
Total liabilities	13,771	12,184

Shareholders’ equity	52,181	48,415
Total liabilities and shareholders’ equity	$65,952	$60,599

Condensed Statements of Income

	Years ended December 31,
(dollars in thousands)	2008	2007	2006
Income
Interest from investment securities	$100	$240	$390
Dividends from bank subsidiary	1,397	1,444	1,853
Other	—	—	26
Total income	1,497	1,684	2,269

Expense
Interest expense on short-term debt	41	—	—
Interest expense on long-term debt	681	910	741
Occupancy of premises, net	108	65	88
Other	213	260	222
Total expense	1,043	1,235	1,051

Income before applicable income tax benefit and undistributed earnings of subsidiaries	454	449	1,218
Applicable income tax benefit	319	336	215
Income before undistributed earnings of subsidiaries	773	785	1,433

Equity in undistributed earnings of bank subsidiary	3,761	5,589	3,889
Equity in undistributed earnings of other subsidiaries	(69)	—	—
Net income	$4,465	$6,374	$5,322

Note 18-Condensed Financial Information-Parent Company Only (continued)

Condensed Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2008	2007	2006
Cash flows from operating activities
Net income	$4,465	$6,374	$5,322
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	141	156	165
Equity in undistributed earnings of subsidiaries	(3,692)	(5,589)	(3,889)
Gain on sales of premises and equipment	—	—	(26)
Other, net	109	(161)	6
Net cash provided by operating activities	1,023	780	1,578

Cash flows from investing activities
Calls of securities, held-to-maturity	—	2,092	636
Additional investment in bank subsidiary	—	—	(7,000)
Additional investment in other subsidiary	(1,875)	—	—
Investment in nonconsolidated subsidiary	—	—	(217)
Purchases of premises and equipment	(95)	(23)	(30)
Proceeds from sales of premises and equipment	—	—	32
Net cash provided by (used in) investing activities	(1,970)	2,069	(6,579)

Cash flows from financing activities
Proceeds from issuance of short-term debt	1,675	—	—
Proceeds from issuance of long-term debt	—	—	7,217
Repayments of long-term debt	(89)	(1,645)	(156)
Dividends paid	(2,006)	(2,155)	(1,703)
Issuance of common stock	1,054	832	229
Issuance of treasury stock	104	—	—
Repurchase of treasury stock	(127)	—	—
Cash paid in lieu of fractional shares	(5)	(6)	(13)
Net cash provided by (used in) financing activities	606	(2,974)	5,574

Net increase (decrease) in cash and cash equivalents	(341)	(125)	573
Cash and cash equivalents at beginning of year	672	797	224
Cash and cash equivalents at end of year	$331	$672	$797

Note 19-Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2008 and 2007.

	2008				2007
(dollars in thousands,	Quarter				Quarter
except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First

Interest income	$9,293	$9,165	$8,877	$9,397	$10,035	$10,090	$9,838	$9,206
Interest expense	4,047	4,031	3,775	3,956	4,419	4,741	4,748	4,581
Net interest income	5,246	5,134	5,102	5,441	5,616	5,349	5,090	4,625
Provision for loan losses	457	353	910	150	365	(35)	35	(919)
Noninterest income	1,556	1,483	1,613	1,511	1,446	1,399	1,375	1,227
Gain on sales of mortgages	76	135	108	60	40	51	63	94
Noninterest expense	5,483	4,923	4,841	4,797	4,950	4,662	4,300	4,456
Income before taxes and securities’ loss	938	1,476	1,072	2,065	1,787	2,172	2,193	2,409
Gain (loss) on sales of securities	—	—	123	—	—	—	(7)	—
Income before income taxes	938	1,476	1,195	2,065	1,787	2,172	2,186	2,409
Provision for income taxes	97	346	224	542	450	531	559	640
Net income	$841	$1,130	$971	$1,523	$1,337	$1,641	$1,627	$1,769

Net income per common share:
Basic	$0.21	$0.28	$0.25	$0.39	$0.34	$0.42	$0.42	$0.46
Diluted	$0.21	$0.28	$0.24	$0.38	$0.34	$0.41	$0.41	$0.45

Note 20 – Subsequent Event

On January 9, 2009, the Corporation sold 16,500 shares of $1,000 liquidation value ($2.50 par value) nonvoting perpetual preferred stock to the U.S. Department of the Treasury (Treasury) under the Treasury’s voluntary Capital Purchase Program (CPP) and received $16.5 million in capital funds. Codorus Valley, which is well capitalized, plans to use the capital to enhance its capital position and to support future corporate growth. The preferred stock is generally redeemable after three years, and qualifies as Tier I capital. The dividend on the preferred stock is 5 percent per annum for the first five years, and 9 percent thereafter and is paid quarterly. Under the CPP, the Corporation was also required to issue a warrant (option) to the Treasury to allow the Treasury to purchase 263,859 shares of common stock at an initial exercise price of $9.38 per share (subject to adjustment for stock dividends, splits, etc.). The 10-year warrant can be exercised by the Treasury at any time on or before January 9, 2019. The CPP places restrictions on the ability of participating institutions, without obtaining permission from the Treasury, to increase dividends and repurchase the Corporation’s common stock and on compensation paid to executives of participating institutions. The annual after-tax cost of the preferred stock is approximately $982,000, ($825,000 in dividends plus $157,000 for the average implied cost of the warrant), which is charged to retained earnings. To minimize dilution of common earnings per share, as a result of the incremental costs from the stock issuance, the Corporation initiated a wholesale leverage strategy (WLS) in January 2009 to generate incremental “spread” income. The mechanics of the WLS involves borrowing approximately $80 million, primarily from the Federal Home Loan Bank of Pittsburgh, and then investing the funds in U.S. agency mortgage-backed bonds and municipal bonds to earn a net interest spread of at least 1.5 percent.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Codorus Valley Bancorp, Inc.

          We have audited the accompanying consolidated balance sheets of Codorus Valley Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. Codorus Valley Bancorp, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for its deferred compensation and postretirement benefit aspects of endorsement split-dollar life insurance arrangements in 2008.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Codorus Valley Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

Beard Miller Company LLP
Harrisburg, Pennsylvania
March 27, 2009

Item 9: Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A(T): Controls and procedures

The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures performed as of December 31, 2008, the Chief Executive and Chief Financial Officers of the Corporation concluded that the Corporation’s disclosure controls and procedures were adequate. The Chief Executive and Chief Financial Officers are not aware of any changes in internal controls over financial reporting or in other factors that has materially affected these controls subsequent to December 31, 2008, the date of their evaluation.

A Report of Management’s Assessment of Internal Control Over Financial Reporting is located on page 37 of this Annual Report.

Item 9B: Other Information

None.

PART III

Item 10: Directors, executive officers and corporate governance of Codorus Valley Bancorp, Inc.

Information appearing in the Proxy Statement relating to the 2009 Annual Meeting of Shareholders to be held May 19, 2009 (Proxy Statement), under the captions “Information about Nominees and Continuing Directors,” “Executive Officers,” and “Governance of the Corporation” is incorporated by reference in response to this item.

The Corporation has adopted a Code of Business Conduct and Ethics (Code of Ethics) as defined in Item 406 of Regulation S-K. The Code of Ethics was filed as Exhibit 14 to a Form 8-K, filed with the SEC on March 3, 2008, and is incorporated by reference in response to this item. The Code of Ethics is also published on PeoplesBank’s website at www.peoplesbanknet.com, under About Us and then the Investor Relations tab.

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

Based solely on its review of the copies of Forms 3, 4 and 5 and amendments thereto received by it, or written representations from certain reporting persons that no Form 5 was required for that reporting person, the Corporation believes that during the period from January 1, 2008 through December 31, 2008, its officers and directors were in compliance with all filing requirements applicable to them except for MacGregor S. Jones who filed a Form 4 three days late and William Harold Simpson who filed a Form 4 five days late as disclosed in the 2009 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11: Executive compensation

Information appearing in the Proxy Statement, under the captions “Executive Compensation” and “Director Compensation” is incorporated by reference in response to this item.

Item 12: Security ownership of certain beneficial owners and management and related shareholder matters

Information appearing on page 10 on this report under the caption “Equity Compensation Plan Information” and in the Proxy Statement, under the caption “Share Ownership” is incorporated by reference in response to this item.

Item 13: Certain relationships and related transactions, and director independence

Information appearing in the Proxy Statement, under the captions “Related Person Transactions” is incorporated by reference in response to this item.

Item 14: Principal accounting fees and services

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

See Exhibit Index

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

Codorus Valley Bancorp, Inc. (Registrant)

/s/ Larry J. Miller
Larry J. Miller, Vice-Chairman,	Date: March 24, 2009
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity

/s/ Rodney L. Krebs	Chairman of the Board of	3/24/09
Rodney L. Krebs	Directors and Director

/s/ Larry J. Miller	President, Chief Executive Officer,	3/24/09
Larry J. Miller	Vice-Chairman of the Board of
(Principal Executive Officer)	Directors and Director

/s/ D. Reed Anderson	Director	3/24/09
D. Reed Anderson, Esq.

/s/ MacGregor S. Jones	Director	3/24/09
MacGregor S. Jones

/s/ William H. Simpson	Director	3/24/09
William H. Simpson

/s/ Dallas L. Smith	Director	3/24/09
Dallas L. Smith

/s/ Donald H. Warner	Director	3/24/09
Donald H. Warner

/s/ Michael L. Waugh	Director	3/24/09
Michael L. Waugh

/s/ Jann A. Weaver	Treasurer and Assistant Secretary	3/24/09
Jann A. Weaver
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 14, 2005)

3.2	Amended By-laws (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 15, 2007)

3.3	Certificate of Designations for the Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2009)

4

Rights Agreement dated as of November 4, 2005 (Incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 8, 2005), as amended January 9, 2009 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2009)

4.2

Securities Purchase Agreement dated as of January 9, 2009, between the Registrant and the United States Department of Treasury (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2009)

4.3

Warrant, dated January 9, 2009, to purchase shares of Common Stock of the Registrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2009)

10.1	1996 Stock Incentive Plan (Incorporated by reference to Exhibit 99 of Registration Statement No. 333-09277 on Form S-8, filed with the Commission on July 31, 1996)

10.2

Employment Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry J. Miller, dated December 27, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006)

10.3

Change of Control Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Jann A. Weaver, dated December 27, 2005. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006)

10.4

Change of Control Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Harry R. Swift, dated December 27, 2005. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006)

10.5	1998 Independent Directors Stock Option Plan (Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-61851 on Form S-8, filed with the Commission on August 19, 1998)

10.6	2000 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-40532 on Form S-8, filed with the Commission on June 30, 2000)

10.7	2001 Employee Stock Bonus Plan (Incorporated by reference to Exhibit 99.1 of Registration Statement No. 333-68410 on Form S-8, filed with the Commission on August 27, 2001)

10.8	Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 4(a) Registration Statement No. 33-46171 on Amendment No. 4 to Form S-3, filed with the Commission on July 23, 2004)

10.9

Amendment to Salary Continuation Agreement by and among PeoplesBank, A Codorus Valley Company, a wholly owned subsidiary of Codorus Valley Bancorp, Inc. and Larry J. Miller, dated December 27, 2005. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006)

10.10

Amendment to Salary Continuation Agreement by and among PeoplesBank, A Codorus Valley Company, a wholly owned subsidiary of Codorus Valley Bancorp, Inc. and Harry R. Swift, dated December 27, 2005. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006)

10.11

Amendment to Salary Continuation Agreement by and among PeoplesBank, A Codorus Valley Company, a wholly owned subsidiary of Codorus Valley Bancorp, Inc. and Jann A. Weaver, dated December 27, 2005. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006)

10.12

Form of Group Term Replacement Plan, dated December 1, 1998, as amended, including Split Dollar Policy Endorsements pertaining to senior officers of the Corporation’s subsidiary, PeoplesBank, A Codorus Valley Company. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 29, 2005)

10.13

Sample form Director Group Term Replacement Plan, dated December 1, 1998, including Split Dollar Policy Endorsements pertaining to non-employee directors of the Corporation’s subsidiary, PeoplesBank, A Codorus Valley Company. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, filed with the Commission on March 29, 2005)

10.14

Long Term Nursing Care Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry J. Miller, dated December 27, 2005. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006)

10.15

Codorus Valley Bancorp, Inc. Change in Control and Supplemental Benefit Trust Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Hershey Trust Company, dated January 25, 2006. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 27, 2006)

10.16

Amended and Restated Declaration of Trust of CVB Statutory Trust No. 2, dated as of June 28, 2006, among Codorus Valley Bancorp, Inc., as sponsor, the Delaware and institutional trustee named therein, and the administrators named therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.17

Indenture, dated as of June 28, 2006, between Codorus Valley Bancorp, Inc., as issuer, and the trustee named therein, relating to the Junior Subordinated Debt Securities due 2036. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.18

Guarantee Agreement, dated as of June 28, 2006, between Codorus Valley Bancorp, Inc. and guarantee trustee named therein. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.19	2007 Long-Term Incentive Plan of Codorus Valley Bancorp, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 20, 2007)

10.20	Leadership Cash Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 20, 2007)

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 3, 2008)

21	List of subsidiaries of the Codorus Valley Bancorp, Inc.

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002