Form 10-Q
period 2009-03-31
CODORUS VALLEY BANCORP INC
filed 2009-05-14
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On May 6, 2009, 4,028,354 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.
Form 10-Q Index

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Codorus Valley Bancorp, Inc.
Consolidated Balance Sheets
Unaudited

	March 31,	December 31,
(dollars in thousands, except per share data)	2009	2008
Assets
Interest bearing deposits with banks	$37,202	$3,254
Cash and due from banks	8,210	11,621
Federal funds sold	3,000	—

Total cash and cash equivalents	48,412	14,875
Securities available-for-sale	135,579	72,163
Securities held-to-maturity (fair value $1,133 — 2009 and $2,283 — 2008)	2,432	2,432
Restricted investment in bank stocks, at cost	4,262	2,692
Loans held for sale	7,792	7,373
Loans (net of deferred fees of $557 — 2009 and $566 — 2008)	590,927	573,078
Less-allowance for loan losses	(4,850)	(4,690)

Net loans	586,077	568,388
Premises and equipment, net	11,884	11,900
Other assets	24,526	22,943

Total assets	$820,964	$702,766

Liabilities
Deposits
Noninterest bearing	$48,951	$47,781
Interest bearing	601,392	550,348

Total deposits	650,343	598,129
Short-term borrowings	1,675	18,283
Long-term debt	84,887	19,186
Junior subordinated debentures	10,310	10,310
Other liabilities	4,882	4,677

Total liabilities	752,097	650,585

Shareholders’ equity
Preferred stock, par value $2.50 per share; $1,000 liquidation preference, 1,000,000 shares authorized; 16,500 shares issued and outstanding — 2009 and 0 — 2008	15,713	—
Common stock, par value $2.50 per share; 10,000,000 shares authorized; 4,028,354 shares issued and outstanding — 2009 and 4,017,033 — 2008	10,071	10,043
Additional paid-in capital	36,772	35,877
Retained earnings	5,420	5,057
Accumulated other comprehensive income	891	1,204

Total shareholders’ equity	68,867	52,181

Total liabilities and shareholders’ equity	$820,964	$702,766

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Income
Unaudited

	Three months ended
	March 31,
(dollars in thousands, except per share data)	2009	2008
Interest income
Loans, including fees	$8,065	$8,213
Investment securities
Taxable	836	647
Tax-exempt	366	314
Dividends	7	15
Federal funds sold	3	207
Other	12	1

Total interest income	9,289	9,397
Interest expense
Deposits	3,656	3,587
Short-term borrowings	17	—
Long-term debt	520	369

Total interest expense	4,193	3,956

Net interest income	5,096	5,441
Provision for loan losses	244	150

Net interest income after provision for loan losses	4,852	5,291
Noninterest income
Trust and investment services fees	311	314
Mutual fund, annuity and insurance sales	346	488
Service charges on deposit accounts	525	520
Income from bank owned life insurance	163	67
Other income	148	122
Gain on sales of mortgages	167	60
Gain on sales of securities	163	—

Total noninterest income	1,823	1,571
Noninterest expense
Personnel	3,346	2,858
Occupancy of premises, net	480	380
Furniture and equipment	435	350
Postage, stationery and supplies	110	109
Professional and legal	84	88
Marketing and advertising	125	72
FDIC insurance	230	55
Debit card processing	122	121
Charitable donations	176	555
Other	700	209

Total noninterest expense	5,808	4,797

Income before income taxes (benefit)	867	2,065
Provision for income tax (benefit) expense	(96)	542

Net income	963	1,523
Preferred stock dividends and discount accretion	223	—

Net income available to common shareholders	$740	$1,523

Net income per common share, basic	$0.18	$0.39
Net income per common share, diluted	$0.18	$0.38

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Cash Flows
Unaudited

	Three months ended
	March 31,
(dollars in thousands)	2009	2008
Cash flows from operating activities
Net income	$963	$1,523
Adjustments to reconcile net income to net cash provided by (used in) operations
Depreciation	353	275
Provision for loan losses	244	150
Amortization of investment in real estate partnership	135	131
Increase in cash surrender value of life insurance investment	(163)	(67)
Originations of held for sale mortgages	(20,536)	(5,274)
Proceeds from sales of held for sale mortgages	18,455	4,919
Gain on sales of held for sale mortgages	(167)	(60)
Gain on sales of securities	(163)	—
Stock-based compensation expense	55	16
(Increase) decrease in accrued interest receivable	(241)	241
Increase in other assets	(466)	(364)
Increase (decrease) in accrued interest payable	205	(57)
Increase in other liabilities	—	666
Other, net	106	(38)

Net cash (used) provided by operating activities	(1,220)	2,061
Cash flows from investing activities
Securities available-for-sale
Purchases	(74,984)	(3,596)
Maturities and calls	5,666	4,488
Sales	5,505	—
Securities, held-to-maturity, calls	—	1,036
(Increase) decrease in restricted investment in bank stock	(1,570)	44
Net increase in loans made to customers	(16,811)	(17,238)
Purchases of premises and equipment	(337)	(680)

Net cash used in investing activities	(82,531)	(15,946)
Cash flows from financing activities
Net increase (decrease) in demand and savings deposits	20,608	(11,433)
Net increase in time deposits	31,606	24,164
Net decrease in short-term borrowings	(16,608)	—
Proceeds from issuance of long-term debt	66,000	—
Repayment of long-term debt	(299)	(287)
Cash dividends paid to preferred shareholders	(83)	—
Cash dividends paid to common shareholders	(482)	(524)
Net proceeds from issuance of preferred stock and common stock warrants	16,461	—
Issuance of common stock	85	75
Purchase of treasury stock	—	(66)
Issuance of treasury stock	—	55

Net cash provided by financing activities	117,288	11,984

Net increase (decrease) in cash and cash equivalents	33,537	(1,901)
Cash and cash equivalents at beginning of year	14,875	39,053

Cash and cash equivalents at end of period	$48,412	$37,152

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
Unaudited

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except share data)	Stock	Stock	Capital	Earnings	Income	Stock	Total

For the three months ended March 31, 2009

Balance, January 1, 2009	$—	$10,043	$35,877	$5,057	$1,204	$—	$52,181
Comprehensive income:
Net income				963			963
Other comprehensive loss, net of tax:
Unrealized losses on securities, net					(313)		(313)

Total comprehensive income							650
Preferred stock and common stock warrants issued, net of issuance costs of $39	15,678		783				16,461
Preferred stock discount accretion	35			(35)			—
Cash dividends ($0.12 per common share)				(482)			(482)
Preferred stock dividends				(83)			(83)
Stock-based compensation			55				55
Issuance of common stock:
11,321 shares under dividend reinvestment and stock purchase plan		28	57				85

Balance, March 31, 2009	$15,713	$10,071	$36,772	$5,420	$891	$—	$68,867

For the three months ended March 31, 2008

Balance, January 1, 2008	$—	$9,347	$32,516	$6,267	$285	$—	$48,415
Cumulative effect adjustment for adoption of EITF Issue No. 06-04				(703)			(703)
Comprehensive income:
Net income				1,523			1,523
Other comprehensive income, net of tax:
Unrealized gains on securities, net					878		878

Total comprehensive income							2,401
Cash dividends ($0.133 per share, adjusted)				(524)			(524)
5% stock dividend - 187,225 shares at fair value		468	2,490	(2,958)			—
Purchase of 3,783 shares for treasury						(66)	(66)
Stock-based compensation			16				16
Issuance of common stock:
5,559 shares under stock option plan		14	61				75
Re-issuance of 3,783 shares under employee stock purchase plan			(11)			66	55

Balance, March 31, 2008	$—	$9,829	$35,072	$3,605	$1,163	$—	$49,669

See accompanying notes.

Notes to Consolidated Financial Statements (Unaudited)
Note 1—Basis of Presentation
The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial condition and results of operations for the reported periods, and are of a normal and recurring nature.
These statements should be read in conjunction with the notes to the audited financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.
Note 2—Significant Accounting Policies
Stock dividend and per share computations
All per share computations include the effect of stock dividends distributed. The weighted average number of shares of common stock outstanding used for basic and diluted calculations are provided below.

	Three months ended
	March 31,
(in thousands, except per share data)	2009	2008
Net income available to common shareholders	$740	$1,523

Weighted average common shares outstanding (basic)	4,023	3,928
Effect of dilutive stock options	1	51

Weighted average common shares outstanding (diluted)	4,024	3,979

Basic earnings per common share	$0.18	$0.39
Diluted earnings per common share	$0.18	$0.38

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

	Three months ended
	March 31,
(Dollars in thousands)	2009	2008
Unrealized holding (losses) gains arising during the period	$(638)	$1,330
Reclassification adjustment for (gains) losses included in income	(163)	0

Net unrealized (losses) gains	(475)	1,330
Tax effect	162	(452)

Net of tax amount	$(313)	$878

Cash Flow Information
For purposes of the statements of cash flows, the Corporation considers interest bearing deposits with banks, cash and due from banks, and federal funds sold to be cash and cash equivalents. Noncash items for the three-month periods ended March 31, 2009 and 2008 consisted of the transfer of loans to foreclosed real estate for $699,000 and $0, respectively and the transfer of loans held for sale to loans for $1,829,000 and $0, respectively.
Supplemental Benefit Plans
In January 2009, the Corporation incurred a non-recurring cost of $242,000 to restructure employee benefit plans. Restructuring the benefit plans resulted in federal income tax benefit so that the overall transaction had an insignificant impact on net income.
Income Taxes
The provision for income tax for the first quarter of 2009 was a $96,000 credit (benefit) which included a federal income tax benefit of $242,000 associated with restructuring employee benefit plans.
Reclassification
Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation.
Recent Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed, and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.
This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.
This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Corporation did not adopt this guidance early on and is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.
In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend or is not likely to be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.
This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The Corporation did not adopt this guidance early on and is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Corporation did not adopt this guidance early on and is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.
In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Corporation is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.
Note 3—Deposits
The composition of deposits on March 31, 2009 and December 31, 2008, was as follows:

	March 31,	December 31,
(Dollars in thousands)	2009	2008
Noninterest bearing demand	$48,951	$47,781
NOW	53,871	50,027
Money market	147,240	133,924
Savings	22,315	20,037
Time CDs less than $100,000	224,840	206,293
Time CDs $100,000 or more	153,126	140,067

Total deposits	$650,343	$598,129

Note 4—Long-term Debt
PeoplesBank’s obligations to the Federal Home Loan Bank of Pittsburgh (FHLBP) are primarily fixed rate instruments. A summary of long-term debt at March 31, 2009 and December 31, 2008, is provided below. The increase in long-term debt since year-end 2008 provided the financing for a leverage strategy, which is discussed in other sections of this report.

	March 31,	December 31,
(Dollars in thousands)	2009	2008
Obligations of PeoplesBank to FHLBP
Due December 2009, 3.47%, convertible quarterly after December 2006	$5,000	$5,000
Due February 2010, 1.55%	15,000	0
Due June 2010, 4.32%	6,000	6,000
Due August 2010, 2.00%	15,000	0
Due January 2011, 2.06%	14,000	0
Due January 2011, 4.30%, amortizing	3,893	3,964
Due August 2011, 2.42%	12,000	0
Due January 2012, 2.34%	10,000	0
Due June 2012, 4.25%, amortizing	1,223	1,313
Due May 2013, 3.46%, amortizing	2,295	2,422

	84,411	18,699
Capital lease obligation	476	487

Total long-term debt	$84,887	$19,186

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

Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to year-to-date average assets (leverage ratio). Management believes that Codorus Valley and PeoplesBank were well capitalized on March 31, 2009, based on FDIC capital guidelines. The increase in the capital ratios since year-end 2008 reflects the sale of $16.5 million of cumulative perpetual preferred stock, which qualifies as Tier 1 capital, to the U.S. Department of the Treasury under its Capital Purchase Program, described more fully in Note 6—Shareholders’ Equity.

			Minimum for		Well Capitalized
	Actual		Capital Adequacy		Minimum*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated) at March 31, 2009
Capital ratios:
Tier 1 risk based	$77,622	12.17%	$25,504	4.0%	n/a	n/a
Total risk based	82,472	12.93	51,007	8.0	n/a	n/a
Leverage	77,622	10.08	30,811	4.0	n/a	n/a

at December 31, 2008
Capital ratios:
Tier 1 risk based	$60,613	10.03%	$24,179	4.0%	n/a	n/a
Total risk based	65,303	10.80	48,357	8.0	n/a	n/a
Leverage	60,613	9.12	26,576	4.0	n/a	n/a

PeoplesBank, A Codorus Valley Company at March 31, 2009
Capital ratios:
Tier 1 risk based	$73,984	11.70%	$25,298	4.0%	$37,947	6.0%
Total risk based	78,834	12.46	50,596	8.0	63,245	10.0
Leverage	73,984	9.67	30,601	4.0	38,251	5.0

at December 31, 2008
Capital ratios:
Tier 1 risk based	$56,857	9.49%	$23,964	4.0%	$35,947	6.0%
Total risk based	61,547	10.27	47,929	8.0	59,911	10.0
Leverage	56,857	8.63	26,359	4.0	32,949	5.0

*	To be well capitalized under prompt corrective action provisions.
Note 6—Shareholders’ Equity
Preferred Stock Issued to the United States Department of the Treasury
In connection with the Emergency Economic Stabilization Act of 2008 (EESA), the U.S. Treasury Department (Treasury) initiated a Capital Purchase Program (CPP) which allows for qualifying financial institutions to issue preferred stock to the Treasury, subject to certain limitations and terms. The EESA was developed to attract broad participation by strong financial institutions, to stabilize the financial system and increase lending to benefit the national economy and citizens of the United States.
On January 9, 2009, the Corporation entered into a Securities Purchase Agreement with the Treasury pursuant to which the Corporation sold to the Treasury, for an aggregate purchase price of $16.5 million, 16,500 shares of non-voting cumulative perpetual preferred stock, $1,000 liquidation value, $2.50 par value, and warrants to purchase up to 263,859 shares of common stock, par value $2.50 per share. As a condition under the CPP, without the consent of the Treasury, the Corporation’s share repurchases are limited to purchases in connection with the administration of any employee benefit plan, including purchases to offset share dilution in connection with any such plans. This restriction is effective until January 9, 2012 or until the Treasury no longer owns any of the Corporation’s preferred shares issued under the CPP. The Corporation’s preferred stock is included as a component of Tier 1 capital in accordance with regulatory capital requirements. See Note 5, “Regulatory Matters” for details of the Corporation’s regulatory capital.

The preferred stock ranks senior to the Corporation’s common shares and pays a compounding cumulative dividend at a rate of 5 percent per year for the first five years, and 9 percent per year thereafter. Dividends are payable quarterly on February 15th, May 15th, August 15th and November 15th. The Corporation is prohibited from paying any dividend with respect to shares of common stock or repurchasing or redeeming any shares of the Corporation’s common shares in any quarter unless all accrued and unpaid dividends are paid on the preferred stock for all past dividend periods (including the latest completed dividend period), subject to certain limited exceptions. In addition, without the prior consent of the Treasury, the Corporation is prohibited from declaring or paying any cash dividends on common shares in excess of $0.12 per share, which was the last quarterly cash dividend per share declared prior to October 14, 2008. The preferred stock is non-voting, other than class voting rights on matters that could adversely affect the preferred stock, and is generally redeemable at the liquidation value at any time in whole or in part (i.e., a minimum of 25 percent of the issue price) with regulatory permission.
Common Stock Warrants
The 263,859 shares of common stock warrants issued to the Treasury have a term of 10 years (expires January 9, 2019) and are exercisable at any time, in whole or in part, at an exercise price of $9.38 per share (subject to certain anti-dilution adjustments). The Treasury may not exercise the warrants for, or transfer the warrants with respect to, more than half of the initial shares of common stock underlying the warrants prior to the earlier of (i) the date on which the Corporation receives aggregate gross proceeds of not less than $16.5 million from one or more qualified equity offerings and (ii) December 31, 2009. The number of shares to be delivered upon settlement of the warrants will be reduced by 50% if the Corporation receives aggregate gross proceeds of at least 100 percent of the aggregate liquidation preference of the preferred stock from one or more qualified equity offerings prior to December 31, 2009.
The $16.5 million of proceeds was allocated to the preferred stock and the warrants based on their relative fair values at issuance ($15.7 million was allocated to the preferred stock and $783,000 to the warrants). The difference between the initial value allocated to the preferred stock of approximately $15.7 million and the liquidation value of $16.5 million, i.e., the preferred stock discount, will be charged to retained earnings over the first five years of the contract as an adjustment to the dividend yield using the effective yield method.
Note 7—Contingent Liabilities
Management was not aware of any material contingent liabilities on March 31, 2009.
Note 8—Guarantees
Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the PeoplesBank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $4,013,000 of standby letters of credit outstanding on March 31, 2009, compared to $4,010,000 on December 31, 2008. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding letters of credit. The current amount of the liability as of March 31, 2009 and December 31, 2008, for guarantees under standby letters of credit issued, was not material.
Note 9—Fair Values of Financial Instruments
In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. Statement 157 applies to other accounting pronouncements that require or permit fair value measurements. As permitted by the accounting guidance, the Corporation began applying Statement 157 to all non-financial assets and liabilities measured on a non-recurring basis effective for its fiscal year beginning January 1, 2009. Recent accounting pronouncements that pertain to fair value accounting are provided in Note 2.

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
For assets measured at fair value, the fair value measurements by level within the fair value hierarchy are as follows:

				Level 3)
		(Level 1)	(Level 2)	Significant
		Quoted Prices in	Significant Other	Other
	March 31,	Active Markets for	Observable	Unobservable
(dollars in thousands)	2009	Identical Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Securities available-for-sale	$135,579	—	$135,579	—
Measured at fair value on a nonrecurring basis:
Impaired loans	5,296	—	—	5,296

				(Level 3)
		(Level 1)	(Level 2)	Significant
		Quoted Prices in	Significant Other	Other
	December 31,	Active Markets for	Observable	Unobservable
(dollars in thousands)	2008	Identical Assets	Inputs	Inputs
Measured at fair value on a recurring basis:
Securities available-for-sale	$72,163	—	$72,163	—
Measured at fair value on a nonrecurring basis:
Impaired loans	$3,151	—	—	$3,151

Securities (carried at fair value)
The fair values of securities available-for-sale are determined by matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.
Impaired loans (generally carried at fair value)
Impaired loans are those that are accounted for under FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan,” in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. A portion of the allowance for loan losses is allocated to impaired loans if the value of the collateral supporting such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes that the uncollectability of a loan is confirmed. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. The fair value consists of loan balances of $5,829,000, net of a valuation allowance of $533,000 at March 31, 2009, and $3,679,000, net of valuation allowance of $528,000 at December 31, 2008. Additional provisions for loan losses on these impaired loans for the three months ended March 31, 2009, totaled $5,000.

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
Readers should note that many factors, some of which are discussed elsewhere in this report and in the documents that are incorporated by reference, could affect the future financial results of the Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this Form 10-Q. These factors include:
•	operating, legal and regulatory risks;
•	the possibility of a prolonged economic downturn;
•	political and competitive forces affecting banking, securities, asset management and credit services businesses; and
•	the risk that management’s analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.
The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in other documents that Codorus Valley files periodically with the Securities and Exchange Commission.
Critical accounting estimates:
Disclosure of Codorus Valley’s significant accounting policies is included in Note 1 to the consolidated financial statements of the 2008 Annual Report on Form 10-K for the period ended December 31, 2008. Some of these policies require management to make significant judgments, estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities.
Management makes significant estimates in determining the allowance for loan losses. Management considers a variety of factors in establishing this estimate such as current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, financial and managerial strengths of borrowers, adequacy of collateral, if collateral dependent, and present value of future cash flows and other relevant factors. Estimates related to the value of collateral also have a significant impact on whether or not management continues to accrue income on delinquent loans and on the amounts at which foreclosed real estate is recorded on the balance sheet. Additional information is contained in Management’s Discussion and Analysis regarding critical accounting estimates, including the provision and allowance for loan losses, located on pages 18 and 25 of this Form 10-Q.

Declines in the fair value of available-for-sale and held-to-maturity securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
Management discussed the development and selection of critical accounting estimates and related Management Discussion and Analysis disclosure with the Audit Committee. There were no material changes made to the critical accounting estimates during the periods presented within this report.
Three months ended March 31, 2009,
compared to three months ended March 31, 2008
FINANCIAL HIGHLIGHTS
The Corporation earned net income available to common shareholders of $740,000 or $0.18 per share ($0.18 diluted) for the three-month period ended March 31, 2009, compared to $1,523,000 or $0.39 per share ($0.38 diluted), for the same period of 2008. The $783,000 or 51 percent decrease in net income available to common shareholders for the current quarter was the result of a decrease in net interest income and increases in operating expenses and provision for loan losses.
Net interest income for the first quarter of 2009 was constrained by a decline in net interest margin, defined as net interest income as a percentage of average earnings assets on a tax equivalent basis. The historic low levels of Wall Street Journal Prime and LIBOR rates continue to depress yields on floating rate loans that are priced off of these indices. The increase in operating expenses was primarily the result of adding three new financial centers during 2008, increases in deposit insurance costs due in part to increased assessment rates levied on the commercial banking industry by the Federal Deposit Insurance Corporation, and a non-recurring cost of $242,000 to restructure employee benefit plans. Restructuring the benefit plans resulted in a federal income tax benefit so that the overall transaction had an insignificant impact on net income. The increase in the provision for loan losses for the current period reflected growth in the Company’s loan portfolio and heightened risk associated with the economic recession at the local and national levels.
Net income as a percentage of average shareholders’ equity (ROE) was 5.70 percent for the first three months (annualized) of 2009, compared to 12.49 percent for the same period of 2008. Net income as a percentage of average total assets (ROA) was 0.50 percent for the first three months (annualized) of 2009, compared to 1.02 percent for the same period of 2008. The decrease in both ratios for 2009 reflected the decrease in earnings. The ROE ratio was further depressed as a result of a $16.5 million capital addition described later in this report. The efficiency ratio (noninterest expense as a percentage of net interest income plus noninterest income on a tax equivalent basis) was 82.1 percent for the first quarter of 2009, compared to 66.3 percent for the same quarter of 2008. The increase in the efficiency ratio reflected the impact of the one-time cost of restructuring employee benefit plans in the current period and increased costs associated with corporate expansion during 2008.
On March 31, 2009, nonperforming assets as a percentage of total loans and foreclosed real estate were 2.92 percent, compared to 2.24 percent at March 31, 2008. Information regarding nonperforming assets is provided in the Risk Management section of this report, including Table 3—Nonperforming Assets. Based on a recent evaluation of probable loan losses and the current loan portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on March 31, 2009. An analysis of the allowance is provided in Table 4—Analysis of Allowance for Loan Losses.

Throughout the current period Codorus Valley maintained a capital level well above minimum regulatory quantitative requirements. Currently, there are three federal regulatory definitions of capital that take the form of minimum ratios. Note 5—Regulatory Matters, shows that the Corporation and PeoplesBank were well capitalized on March 31, 2009. The increase in the capital ratios since year-end 2008 reflects the issuance of $16.5 million of perpetual preferred stock, which qualifies as Tier 1 capital, to the U.S. Department of the Treasury under its Capital Purchase Program, described more fully in Note 6—Shareholders’ Equity.
A more detailed analysis of the factors and trends affecting corporate earnings follows.
INCOME STATEMENT ANALYSIS
Net interest income
Net interest income for the three-month period ended March 31, 2009, was $5,096,000, a decrease of $345,000 or 6 percent below the first quarter of 2008 due primarily to a decline in net interest margin, which more than offset an increase in the volume of assets. The net interest margin was 2.97 percent for the first quarter of 2009, compared to 4.07 percent for the first quarter of 2008.
For the first three months of 2009, total interest income decreased $108,000 or 1 percent, compared to 2008 due primarily to lower yields on earning assets, particularly loan yields indexed to the Wall Street Journal Prime and LIBOR rates, which are at historic lows. Increases in the level of liquidity and nonperforming assets also dampened interest income for the current quarter. The first quarter of 2008 included the recovery of interest income and fees from two delinquent commercial loans, which had a positive impact on yield and net interest margin. Approximately $179,000 of the interest income recovery in 2008 pertained to amounts due from 2007. Earning assets averaged $721 million and yielded 5.33 percent (tax equivalent basis) for the first quarter of 2009, compared to $554 million and 6.94%, respectively, for 2008. The $167 million or 30 percent increase in average earning assets was primarily the result of strong growth in the commercial loan and investment securities portfolios. Investment securities were purchased during the current quarter as part of a leverage strategy, which is discussed in the Investment Securities section of this report. The leverage strategy is expected to make a positive contribution to net interest income in future periods; however, the 2 percent tax-equivalent margin spread from this strategy is expected to constrain the Corporation’s net interest margin.
For the first three months of 2009, total interest expense increased $237,000 or 6 percent, compared to 2008 due to a larger volume of interest bearing liabilities. Total interest bearing liabilities averaged $652 million at an average rate of 2.61 percent for the current quarter, compared to $502 million and 3.17 percent, respectively, for 2008. The $150 million or 30 percent increase in interest bearing liabilities was primarily driven by increases in the volume of time deposits and long-term debt. Federally insured bank deposits continue to provide safe haven to our clients who are increasingly concerned about the economic recession, volatile capital markets and rising unemployment. The addition of three financial centers in 2008 and competitive pricing also contributed to the increase in deposit volumes. The increase in long-term debt during the current quarter provided the financing for a leverage strategy, which is discussed in the Long-term Debt section of this report.
Provision for loan losses
For quarter ended March 31, 2009, the provision for loan losses was $244,000, compared to $150,000 for the first quarter of 2008. The current period provision reflected growth in the Corporation’s loan portfolio, an increase in nonperforming loans and heightened risk associated with the economic recession at the local and national levels.

Noninterest income
The following table presents the components of total noninterest income for the first quarter of 2009, compared to the first quarter of 2008. Total noninterest income increased $252,000 or 16 percent including the gain from the sale of securities. Excluding this gain, total noninterest income increased $89,000 or 6 percent.
Table 1 — Noninterest income

	Three months ended		Change
	March 31		Increase (Decrease)
(dollars in thousands)	2009	2008	$	%

Trust and investment services fees	$311	$314	$(3)	(1)%
Mutual fund, annuity and insurance sales	346	488	(142)	(29)
Service charges on deposit accounts	525	520	5	1
Income from bank owned life insurance	163	67	96	143
Other income	148	122	26	21
Gain on sales of mortgages	167	60	107	178
Gain on sales of securities	163	0	163	100

Total noninterest income	$1,823	$1,571	$252	16%

The discussion that follows addresses changes in selected categories of noninterest income.
Trust and investment services fees—Income from trust operations was generally flat as a result of the depressed capital markets and the impact it had on our fees, which are generally calculated on the market price of assets under management.
Mutual fund, annuity and insurance sales—The $142,000 or 29 percent decrease in income from the sale of mutual funds, annuities and insurance products by Codorus Valley Financial Advisors, a subsidiary of PeoplesBank, was a result of depressed capital markets and the impact it had on the volume of sales and fees. A portion of our fees is calculated on market prices of assets under management.
Service charges on deposit accounts—Service charges on deposit accounts were generally flat as deposit clients were more conservative in their spending and money management behavior due to concerns about the recession and job security.
Income from bank owned life insurance—The $96,000 or 143 percent increase in income from bank owned life insurance (BOLI) was due to an additional investment of approximately $4 million in November 2008 and an increase in the crediting rates on existing policies that were transferred to new insurance providers. The additional investment in BOLI provided a competitive tax-free return to the Corporation while providing a life insurance benefit to additional members of the management team.
Other income—The $26,000 or 21 percent increase in other income was due primarily to an increase in income from real estate settlement services.
Gain on sales of mortgages—The $107,000 or 178 percent increase in gains from the sale of mortgages was the result of an increase in the volume of sales. During the current quarter, the low level of market interest rates on mortgage products, influenced by the Federal Reserve Bank to stimulate the economy, has increased mortgage refinancing activity.

Gain on sales of securities—During the current quarter $163,000 in gains were realized from the sale of five U.S. agency mortgage-backed bonds from the available-for-sale securities portfolio to take advantage of the low interest rate environment. There was no comparable transaction in the first quarter of 2008.
Noninterest expense
The following table presents the components of total noninterest expense for the first quarter of 2009, compared to the first quarter of 2008.
Table 2 — Noninterest expense

	Three months ended		Change
	March 31		Increase (Decrease)
(dollars in thousands)	2009	2008	$	%

Personnel	$3,346	$2,858	$488	17%
Occupancy of premises, net	480	380	100	26
Furniture and equipment	435	350	85	24
Postage, stationery and supplies	110	109	1	1
Professional and legal	84	88	(4)	(5)
Marketing and advertising	125	72	53	74
FDIC insurance	230	55	175	318
Debit card processing	122	121	1	1
Charitable donations	176	555	(379)	(68)
Other	700	209	491	235

Total noninterest expense	$5,808	$4,797	$1,011	21%

The discussion that follows addresses changes in selected categories of noninterest expense.
Personnel—The $488,000 or 17 percent increase in personnel expense, comprised of wages/sales commissions, payroll taxes and employee benefits, resulted from staff additions associated with planned business growth and a non-recurring cost of $242,000 to restructure employee benefit plans. Restructuring the benefit plans resulted in a federal income tax benefit so that the overall transaction had an insignificant impact on net income.
Occupancy of premises, net—The $100,000 or 26 percent increase in occupancy expense, comprised of rent, depreciation, maintenance, insurance, real estate taxes and utilities, increased primarily as a result of expanding the banking franchise. PeoplesBank added three full service financial centers during 2008.
Furniture and equipment—The $85,000 or 24 percent increase in furniture and equipment expense was primarily the result of an increase in depreciation expense from capital expenditures that supported franchise expansion and information technology initiatives.
Marketing and advertising—The $53,000 or 74 percent increase in marketing and advertising expenses were due to increased product and image advertising, franchise expansion and normal business growth.
FDIC insurance—The $175,000 or 318 percent increase in Federal Deposit Insurance Corporation (FDIC) insurance premiums was primarily the result of an industry-wide increase in assessment rates and an increase in the volume of deposits upon which the assessment is based. Based on the estimated level of insured deposits and the current 2009 assessment rates, the Corporation expects to incur approximately $950,000 of FDIC insurance premiums for full year 2009.

In addition, the FDIC has adopted an interim rule imposing a special assessment of 20 basis points on total deposits at June 30, 2009, in its effort to replenish the Deposit Insurance Fund. Recently, the U.S. Senate passed a bill that will increase the FDIC’s borrowing authority from the U.S. Treasury from $30 billion to $100 billion, allowing the FDIC to reduce its planned special assessment from 20 basis points to 10 basis points. The FDIC is expected to announce its final special assessment decision in late May 2009. Based on the Corporation’s deposit base at March 31, 2009, the cost of the special assessment would be approximately $1,300,000 ($858,000 after-tax) under a 20 basis point assessment rate scenario and $650,000 ($429,000 after-tax) under a 10 basis point assessment rate scenario. Planned deposit growth during the second quarter would increase these amounts since the actual assessment date is June 30, 2009.
Charitable donations—The level of charitable donations was particularly large in the first quarter of 2008. At that time the Corporation accrued $444,000 for a donation commitment that qualified for a $400,000 (90%) state tax credit for education improvement. The tax credit was used to reduce the Pennsylvania shares tax expense included in other expense.
Other—The $491,000 or 235 percent increase in other expense, which is comprised of many underlying expenses, increased primarily as a result of a $400,000 increase in Pennsylvania shares tax and a $61,000 increase in telephone expense. The shares tax expense for the first quarter of 2008 was unusually low as a result of recognizing a $400,000 tax credit, described above, in charitable donations. The increase in telephone expense reflected conversion to a new carrier during 2008, telecommunication enhancements and corporate growth.
In the period ahead, it is probable that noninterest expense will increase as a result of increased FDIC deposit insurance premiums, planned improvements to selected corporate facilities, investment in information technology initiatives, regulatory compliance and normal business growth.
Income taxes
The provision for income tax for the first quarter of 2009 was a $96,000 credit (benefit), compared to a $542,000 expense for the same period in 2008. The decrease in income tax was the result of a decrease in pretax income and the recognition of a one-time $242,000 tax benefit associated with restructuring employee benefit plans. For both periods the Corporation’s statutory federal income tax rate was 34 percent. The Corporation’s effective federal income tax rate was a negative 11 percent for 2009 and 25 percent for 2008. The effective tax rate differs from the statutory tax rate due to the impact of low-income housing credits and tax exempt income including income from bank owned life insurance. The effective tax rate for 2009 decreased primarily as a result of the one-time tax benefit and the decrease in pretax income.
BALANCE SHEET REVIEW
Interest bearing deposits with banks
On March 31, 2009, interest bearing deposits with banks, i.e., overnight investments, was $37 million, compared to $3 million at year-end 2008. The increase in overnight investments primarily resulted from strong deposit growth, which exceeded loan growth.

Investment securities
On March 31, 2009, the fair value of the securities available-for-sale portfolio totaled $136 million, compared to $72 million at year-end 2008. The increase in the investment securities portfolio was the result of initiating an $80 million leverage strategy that involves investing in investment grade U.S. agency mortgage-backed bonds (3-4 year average lives) and municipal bonds (5-10 year maturities), which were financed by borrowing from the Federal Home Loan Bank of Pittsburgh. The leverage strategy, when complete in April 2009, is expected to generate a 2 percent tax-equivalent margin spread, which will cover the dividends payable and related costs associated with the recent issuance of preferred stock described in Note 6—Shareholders’ Equity. During the first quarter, PeoplesBank took advantage of the low interest rate environment and sold five U.S. agency mortgage-backed bonds totaling $5.3 million yielding approximately 4.55%. The sale generated a $163,000 gain that was recognized into income.
Restricted investment in bank stocks
At March 31, 2009, PeoplesBank held $4,262,000 in restricted common stock, compared to $2,692,000 at year-end 2008. The increase was required to obtain advances from the Federal Home Loan Bank of Pittsburgh (FHLBP) to finance the leverage strategy previously discussed. Investment in restricted stock is a condition to obtaining credit from the FHLBP and the Atlantic Central Bankers Bank (ACBB) organizations. Of the total, $4,187,000 pertained to stock issued by the FHLBP and $75,000 pertained to ACBB. In December 2008, the FHLBP announced the suspension of the payment of dividends on its common stock and its repurchase of capital stock as strategies to preserve its capital.
Loans
On March 31, 2009, total loans were $591 million, an increase of $18 million or 3 percent above year-end 2008. The increase was primarily attributable to an increase in commercial loans. The average yield (tax-equivalent basis) earned on total loans was 5.70 percent for the first quarter of 2009, compared to 6.21 percent for the fourth quarter of 2008 and 7.43 percent for the first quarter of 2008. The decline in loan yields, particularly floating rate loans, reflected a series of aggressive interest rate cuts by the Federal Reserve Bank from September 2007 through April 2008 and again during the fourth quarter of 2008 in its continuing efforts to stimulate the recessionary economy. The sharp decreases in LIBOR rates, which are presently at historically low levels, reflect the impact of a global economic crisis and disrupted credit markets. The first quarter of 2008 included the recovery of interest income and fees from two delinquent commercial loans, which had a positive impact on yield. Approximately $179,000 of the interest income recovery in 2008 pertained to amounts due from 2007.
Deposits
On March 31, 2009, total deposits were approximately $650 million, an increase of $52 million or 9 percent above year-end 2008. The increase in deposits, as shown in Note 3—Deposits, occurred primarily in time deposits and secondarily in money market deposits. Federally insured bank deposits continue to provide safe haven to our clients who are increasingly concerned about the economic recession, volatile capital markets and rising unemployment. The addition of three financial centers in 2008 and competitive pricing also contributed to the increase in deposit volumes. The average rate paid on interest-bearing deposits was 2.59 percent for the first quarter of 2009, compared to 2.82 percent for the fourth quarter of 2008 and 3.06 percent for the first quarter of 2008.
Long-term debt
On March 31, 2009, long-term debt totaled $85 million, compared to $19 million at year-end 2008. During the current quarter PeoplesBank borrowed approximately $66 million in term debt from the Federal Home Loan Bank of Pittsburgh (FHLBP). Maturities were staggered over three years at an average rate of 2.04 percent. PeoplesBank borrowed from the FHLBP to finance investments in securities. i.e., effect a leverage strategy, to generate sufficient margin spread to cover the costs of the dividends payable on the preferred stock issued in January 2009 as described below in the shareholders’ equity and capital adequacy section and in Note 6—Shareholders’ Equity. A listing of outstanding long-term debt obligations is provided in Note 4—Long-term Debt.

Shareholders’ equity and capital adequacy
Shareholders’ equity or capital enables Codorus Valley to maintain asset growth and absorb losses. Total shareholders’ equity was approximately $69 million on March 31, 2009, an increase of approximately $17 million or 32 percent above December 31, 2008. The increase was caused primarily by the issuance of $16.5 million of preferred stock described below.
As previously disclosed, on January 9, 2009, the Corporation sold 16,500 shares of $1,000 liquidation value ($2.50 par value) nonvoting cumulative perpetual preferred stock to the U.S. Department of the Treasury (Treasury) under the Treasury’s voluntary Capital Purchase Program (CPP) and received $16.5 million in capital funds. Codorus Valley, which is well capitalized, plans to use the capital to sustain its loan growth plans, expand its banking franchise and to strengthen its capital base against economic uncertainties. The preferred stock, which qualifies as Tier 1 capital, is generally redeemable at any time in whole or in part (i.e., a minimum of 25 percent of the issue price) with regulatory permission. The dividend on the preferred stock is 5 percent per annum for the first five years, and 9 percent thereafter and is paid quarterly. Under the CPP, the Corporation was also required to issue a warrant (option) to the Treasury to allow the Treasury to purchase 263,859 shares of common stock at an initial exercise price of $9.38 per share (subject to adjustment for stock dividends, splits, etc.). The 10-year warrant can be exercised by the Treasury at any time on or before January 9, 2019. The CPP places restrictions on the ability of participating institutions, without obtaining permission from the Treasury, to increase dividends and repurchase the Corporation’s common stock. The CPP also places restrictions on incentive compensation to senior executives. The annual after-tax cost of the preferred stock is approximately $982,000, ($825,000 in dividends plus $157,000 for the average implied cost of the warrant), which is charged to retained earnings. Management initiated an $80 million leverage strategy to generate sufficient income to offset costs associated with the dividends payable on the preferred stock. The leverage strategy, which will be completed in April 2009, involves borrowing from the Federal Home Loan Bank of Pittsburgh and investing the proceeds in investment grade securities to achieve a two percent margin spread.
The Corporation typically pays cash dividends on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other factors. On April 14, 2009, the Board of Directors declared a quarterly cash dividend of $0.08 per common share payable on or before May 12, 2009, to shareholders of record April 28, 2009. This follows a $0.12 per share cash dividend paid in February 2009. The dividend was decreased $0.04 per share from the prior quarter to reflect a decline in earnings and to preserve capital for balance sheet growth and for unexpected losses that could arise from a prolonged economic recession. The Corporation’s recent participation in the U.S. Department of the Treasury’s Capital Purchase Program requires regulatory approval to increase quarterly cash dividends on common stock above the $0.12 cents per share level that prevailed just prior to the issuance of the preferred stock.
Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 5—Regulatory Matters, to the financial statements. Management believes that Codorus Valley and PeoplesBank were well capitalized on March 31, 2009, based on FDIC capital guidelines. The increase in the capital ratios since year-end 2008 reflects the issuance of $16.5 million of cumulative perpetual preferred stock, which qualifies as Tier 1 capital, to the U.S. Department of the Treasury under its Capital Purchase Program, described above and in Note 6—Shareholders’ Equity.

RISK MANAGEMENT
Nonperforming assets
The following table presents asset categories posing the greatest risk of loss. Management generally places a loan on nonaccrual status and ceases accruing interest income, i.e., recognizes interest income on a cash basis, when loan payment performance is unsatisfactory and the loan is past due 90 days or more. Loans past due 90 days or more and still accruing interest, are contractually past due, but well collateralized and in the process of collection. The final category, foreclosed real estate, is real estate acquired to satisfy debts. The paragraphs below explain significant changes in the aforementioned categories for March 31, 2009, compared to December 31, 2008.
Table 3 — Nonperforming Assets

	March 31,		December 31,
(dollars in thousands)	2009		2008

Nonaccrual loans	$14,496		$8,396
Accruing loans that are contractually past due 90 days or more as to principal or interest	42		61
Foreclosed real estate, net of allowance	2,786		2,052

Total nonperforming assets	$17,324		$10,509

Ratios:
Nonaccrual loans as a % of total period-end loans	2.45%		1.47%

Nonperforming assets as a % of total period-end loans and net foreclosed real estate	2.92%		1.83%

Nonperforming assets as a % of total period-end shareholders’ equity	25.16%		20.14%

Allowance for loan losses as a multiple of nonaccrual loans	.3	x	.6	x
On March 31, 2009, nonaccrual loans consisted of collateralized business and mortgage loans, and consumer loans. On March 31, 2009, the nonaccrual loan portfolio balance totaled $14,496,000 and was comprised of 22 unrelated accounts ranging in size from $1,000 to $5,155,000. Two unrelated business loan accounts accounted for 68 percent of the total nonaccrual loan portfolio balance.
The first account, a commercial real estate loan, totaled $5,155,000 and was classified to nonaccrual status during the current quarter as previously disclosed as a subsequent event in the Corporation’s Form10-K for year-ended 2008. Based on a recent appraisal of the real estate collateralizing the loan, management has established a $230,000 allowance for possible loss. Management is in the process of pursuing its remedies against the borrowers and guarantors. Once management completes its impairment analysis, further charges to the allowance are possible and may negatively impact earnings for 2009. The second account, also a commercial real estate loan, totaled $4,658,000 and, in management’s judgment, is adequately collateralized by real estate, which the borrower is attempting to liquidate.

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
On March 31, 2009, foreclosed real estate, net of allowance, totaled $2,786,000, compared to $2,052,000 on December 31, 2008. The current portfolio, which is included in the other assets category, contains three unrelated properties, which management is actively attempting to liquidate. The first property is an unoccupied nine unit condominium building with a carrying value of $1,739,000. The property is being held in a subsidiary of the Corporation pending eventual sale of the individual units. The second property, with a carrying value of $699,000, was added to the portfolio during the current quarter and represents PeoplesBank’s one quarter ownership interest in improved real estate. The third property, also improved real estate, has a carrying value of $348,000. There was no valuation allowance for foreclosed real estate as there were no declines in the fair value of individual assets for periods ended March 31, 2009, and December 31, 2008.
Allowance for loan losses
The Corporation accounts for the credit risk associated with lending activities through its allowance for loan losses and provision for loan losses. The provision is generally an expense recognized in the income statement to adjust the allowance to its proper balance, as determined through the Corporation’s allowance adequacy review procedures.
The allowance was $4,850,000 or 0.82 percent of total loans, on March 31, 2009, compared to $3,592,000 and 0.78 percent, respectively, on March 31, 2008. The current period allowance was based on management’s estimate of the amount necessary to bring the allowance to a level reflective of the risk in the loan portfolio and loan growth. Management considered macro-economic factors that could adversely affect the ability of PeoplesBank’s loan clients to repay their loans, including a general economic recession, rising unemployment and continued downturn in the real estate market. The Corporation does not participate in the subprime lending market, and accordingly, it has no loss exposure to subprime lending. Based on its evaluation of probable loan losses in the current portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on March 31, 2009.

Table 4 — Analysis of Allowance for Loan Losses

(dollars in thousands)	2009	2008
Balance-January 1,	$4,690	$3,434

Provision charged to operating expense	244	150

Loans charged off:
Commercial	0	0
Real estate-construction	0	0
Real estate-mortgage	20	0
Consumer	74	2

Total loans charged off	94	2
Recoveries:
Commercial	6	9
Real estate-construction	0	0
Real estate-mortgage	0	0
Consumer	4	1

Total recoveries	10	10

Net (recoveries) charge-offs	84	(8)

Balance-March 31,	$4,850	$3,592

Ratios:
Annualized net charge-offs (recoveries) to average total loans	0.06%	(0.01)%
Allowance for loan losses to total loans at period-end	0.82%	0.78%
Allowance for loan losses to nonaccrual loans and loans past due 90 days or more	33.4%	35.9%
Liquidity
At March 31, 2009, management believes that liquidity was more than adequate based on the level of overnight investment, the potential liquidation of a $136 million portfolio of available-for-sale securities, valued at March 31, 2009, and available credit from the Federal Home Loan Bank of Pittsburgh (FHLBP). On December 31, 2008, the latest available date, available funding from the FHLBP was approximately $66 million. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. Codorus Valley’s loan-to-deposit ratio, which is used as a broad measure of liquidity, was approximately 90.9 percent on March 31, 2009, compared to 95.8 percent on December 31, 2008. The decrease in the ratio was the result of deposit growth outpacing loan growth.
Off-Balance Sheet Arrangements
Codorus Valley’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on March 31, 2009, totaled $169,286,000 and consisted of $138,800,000 in unfunded commitments under existing loan facilities, $26,473,000 to grant new loans and $4,013,000 in letters of credit. Normally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn and therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable to smaller reporting companies.
Item 4T. Controls and Procedures
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the Corporation’s disclosure controls and procedures are effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints, that the benefits of controls must be considered relative to their costs, and inherent limitations that may not prevent fraud, particularly by collusion of two or more people or by management override of a control.
There has been no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2009, that has materially affected or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Part II—OTHER INFORMATION
Item 1. Legal proceedings
There are no legal proceedings pending against Codorus Valley Bancorp, Inc. or any of its subsidiaries which are expected to have a material impact upon the financial position and/or operating results of the Corporation. Management is not aware of any proceedings known or contemplated by government authorities.
Item 1A. Risk factors
Not applicable to smaller reporting companies.
Item 2. Unregistered sales of equity securities and use of proceeds
Nothing to report.
Item 3. Defaults upon senior securities
Nothing to report.
Item 4. Submission of matters to a vote of security holders
Nothing to report.
Item 5. Other information
Nothing to report.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

3.1	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 14, 2005.)

3.2	Amended By-laws (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 15, 2007.)

3.3	Certificate of Designations for the Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2009.)

4	Rights Agreement dated as of November 4, 2005 (Incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 8, 2005.)

4.1
Securities Purchase Agreement dated as of January 9, 2009, between the Registrant and the United States Department of Treasury (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2009.)

4.2
Warrant, dated January 9, 2009, to purchase shares of Common Stock of the Registrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2009.)

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

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Codorus Valley Bancorp, Inc. (Registrant)
May 12, 2009	/s/ Larry J. Miller
Date	Larry J. Miller
President & CEO (Principal executive officer)

May 12, 2009	/s/ Jann A. Weaver
Date	Jann A. Weaver
Treasurer & Assistant Secretary (Principal financial and accounting officer)

Exhibit Index

Exhibit
No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002