Form 10-Q
period 2009-06-30
CODORUS VALLEY BANCORP INC
filed 2009-08-12
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On August 7, 2009, 4,043,171 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.
Form 10-Q Index

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Codorus Valley Bancorp, Inc.
Consolidated Balance Sheets
Unaudited

	June 30,	December 31,
(dollars in thousands, except per share data)	2009	2008
Assets
Interest bearing deposits with banks	$13,165	$3,254
Cash and due from banks	9,598	11,621
Federal funds sold	3,000	—

Total cash and cash equivalents	25,763	14,875
Securities available-for-sale	158,764	72,163
Securities held-to-maturity (fair value $1,985 - 2009 and $2,283 - 2008)	2,432	2,432
Restricted investment in bank stocks, at cost	4,262	2,692
Loans held for sale	4,753	7,373
Loans (net of deferred fees of $599 - 2009 and $566 - 2008)	612,113	573,078
Less-allowance for loan losses	(6,145)	(4,690)

Net loans	605,968	568,388
Premises and equipment, net	11,640	11,900
Other assets	26,443	22,943

Total assets	$840,025	$702,766

Liabilities
Deposits
Noninterest bearing	$50,185	$47,781
Interest bearing	635,327	550,348

Total deposits	685,512	598,129
Short-term borrowings	—	18,283
Long-term debt	69,585	19,186
Junior subordinated debt	10,310	10,310
Other liabilities	5,924	4,677

Total liabilities	771,331	650,585

Shareholders’ equity
Preferred stock, par value $2.50 per share; $1,000 liquidation preference, 1,000,000 shares authorized; 16,500 shares issued and outstanding - 2009 and 0 - 2008	15,751	—
Common stock, par value $2.50 per share; 10,000,000 shares authorized; 4,043,171 shares issued and outstanding - 2009 and 4,017,033 - 2008	10,108	10,043
Additional paid-in capital	36,884	35,877
Retained earnings	5,147	5,057
Accumulated other comprehensive income	804	1,204

Total shareholders’ equity	68,694	52,181

Total liabilities and shareholders’ equity	$840,025	$702,766

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Income
Unaudited

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2009	2008	2009	2008
Interest income
Loans, including fees	$8,568	$7,858	$16,633	$16,071
Investment securities
Taxable	841	607	1,677	1,254
Tax-exempt	533	320	899	634
Dividends	2	16	9	31
Federal funds sold	2	75	5	282
Other	17	1	29	2

Total interest income	9,963	8,877	19,252	18,274
Interest expense
Deposits	3,710	3,451	7,366	7,038
Federal funds purchased and other short-term borrowings	10	1	27	1
Long-term and junior subordinated debt	551	323	1,071	692

Total interest expense	4,271	3,775	8,464	7,731

Net interest income	5,692	5,102	10,788	10,543
Provision for loan losses	1,639	910	1,883	1,060

Net interest income after provision for loan losses	4,053	4,192	8,905	9,483
Noninterest income
Trust and investment services fees	303	362	614	676
Income from mutual fund, annuity and insurance sales	358	496	704	984
Service charges on deposit accounts	581	563	1,106	1,083
Income from bank owned life insurance	155	68	318	135
Other income	154	124	302	246
Gain on sales of mortgages	403	108	570	168
Gain on sales of securities	128	123	291	123

Total noninterest income	2,082	1,844	3,905	3,415
Noninterest expense
Personnel	3,157	2,675	6,503	5,533
Occupancy of premises, net	448	397	928	777
Furniture and equipment	401	368	836	718
Postage, stationery and supplies	139	126	249	235
Professional and legal	99	109	183	197
Marketing and advertising	115	210	240	282
FDIC insurance	646	96	876	152
Debit card processing	130	120	252	241
Charitable donations	31	45	207	600
Telephone	146	36	255	84
Other	807	659	1,398	819

Total noninterest expense	6,119	4,841	11,927	9,638

Income before income taxes (benefit)	16	1,195	883	3,260
Provision (benefit) for income taxes	(277)	224	(373)	766

Net income	293	971	1,256	2,494
Preferred stock dividends and discount accretion	244	—	467	—

Net income available to common shareholders	$49	$971	$789	$2,494

Net income per common share, basic	$0.01	$0.25	$0.20	$0.63
Net income per common share, diluted	$0.01	$0.24	$0.20	$0.63

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Cash Flows
Unaudited

	Six months ended
	June 30,
(dollars in thousands)	2009	2008
Cash flows from operating activities
Net income	$1,256	$2,494
Adjustments to reconcile net income to net cash provided by operations
Depreciation	701	573
Provision for loan losses	1,883	1,060
Amortization of investment in real estate partnership	271	261
Increase in cash surrender value of life insurance investment	(318)	(135)
Originations of held for sale mortgages	(50,766)	(15,670)
Proceeds from sales of held for sale mortgages	50,371	12,416
Gain on sales of held for sale mortgages	(570)	(168)
Gain on sales of securities	(291)	(123)
Stock-based compensation expense	100	26
(Increase) decrease in accrued interest receivable	(555)	270
Increase in other assets	(1,159)	(1,290)
Increase (decrease) in accrued interest payable	132	(92)
Increase in other liabilities	1,118	622
Other, net	262	(121)

Net cash provided by operating activities	2,435	123
Cash flows from investing activities
Securities available-for-sale
Purchases	(108,679)	(9,608)
Maturities and calls	12,565	8,788
Sales	8,947	6,639
Securities, held-to-maturity, calls	—	1,036
(Increase) decrease in restricted investment in bank stock	(1,570)	2
Net increase in loans made to customers	(37,401)	(51,199)
Purchases of premises and equipment	(465)	(1,213)

Net cash used in investing activities	(126,603)	(45,555)
Cash flows from financing activities
Net increase (decrease) in demand and savings deposits	39,197	(10,394)
Net increase in time deposits	48,186	49,677
Net (decrease) increase in short-term borrowings	(18,283)	1,675
Proceeds from issuance of long-term debt	66,000	—
Repayment of long-term debt	(15,601)	(576)
Cash dividends paid to preferred shareholders	(289)	—
Cash dividends paid to common shareholders	(804)	(1,049)
Net proceeds from issuance of preferred stock and common stock warrants	16,461	—
Issuance of common stock	189	689
Purchase of treasury stock	—	(66)
Issuance of treasury stock	—	54
Cash paid in lieu of fractional shares	—	(5)

Net cash provided by financing activities	135,056	40,005

Net increase (decrease) in cash and cash equivalents	10,888	(5,427)
Cash and cash equivalents at beginning of year	14,875	39,053

Cash and cash equivalents at end of period	$25,763	$33,626

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements Changes in Shareholders’ Equity
Unaudited

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except share data)	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total

For the six months ended June 30, 2009

Balance, January 1, 2009	$—	$10,043	$35,877	$5,057	$1,204	$—	$52,181
Comprehensive income:
Net income				1,256			1,256
Other comprehensive loss, net of tax:
Unrealized losses on securities, net					(400)		(400)

Total comprehensive income							856
Preferred stock and common stock warrants issued, net of issuance costs of $39	15,678		783				16,461
Preferred stock discount accretion	73			(73)			—
Common stock cash dividends ($0.20 per share)				(804)			(804)
Preferred stock dividends				(289)			(289)
Stock-based compensation			100				100
Issuance of common stock:
18,557 shares under dividend reinvestment and stock purchase plan		46	102				148
7,581 shares under employee stock purchase plan		19	22				41

Balance, June 30, 2009	$15,751	$10,108	$36,884	$5,147	$804	$—	$68,694

For the six months ended June 30, 2008

Balance, January 1, 2008	$—	$9,347	$32,516	$6,267	$285	$—	$48,415
Cumulative effect adjustment for adoption of EITF Issue No. 06-04				(703)			(703)
Comprehensive income:
Net income				2,494			2,494
Other comprehensive loss, net of tax:
Unrealized losses on securities, net					(383)		(383)

Total comprehensive income							2,111
Common stock cash dividends ($0.266 per share, adjusted)				(1,049)			(1,049)
Common stock 5% stock dividend - 187,363 shares at fair value		469	2,492	(2,966)			(5)
Purchase of 3,783 shares for treasury						(66)	(66)
Stock-based compensation			26				26
Issuance of common stock:
50,577 shares under stock option plan		126	563				689
Re-issuance of 3,783 shares under employee stock purchase plan			(12)			66	54

Balance, June 30, 2008	$—	$9,942	$35,585	$4,043	$(98)	$—	$49,472

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
The results of operations for the six-month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.
In accordance with Financial Accounting Standards No. 165, “Subsequent Events,” the Corporation evaluated the events and transactions that occurred after the balance sheet date of June 30, 2009, but before the financial statements were issued for potential recognition or disclosure. In preparing these financial statements, the Corporation evaluated the events and transactions that occurred from June 30, 2009 through August 11, 2009, the date these financial statements were issued.
Note 2—Significant Accounting Policies
Stock Dividend and Per Share Computations
All per share computations include the effect of stock dividends declared. The weighted average number of shares of common stock outstanding used for basic and diluted calculations are provided below.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2009	2008	2009	2008
Net income available to common shareholders	$49	$971	$789	$2,494

Weighted average shares outstanding (basic)	4,032	3,947	4,028	3,937
Effect of dilutive stock options	0	43	0	47

Weighted average shares outstanding (diluted)	4,032	3,990	4,028	3,984

Basic earnings per common share	$0.01	$0.25	$0.20	$0.63
Diluted earnings per common share	$0.01	$0.24	$0.20	$0.63

Anti-dilutive stock options and common stock warrants excluded from the computation of earnings per share	435	4	423	4

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

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2009	2008	2009	2008
Unrealized holding losses arising during the period	$(3)	$(1,788)	$(315)	$(458)
Reclassification adjustment for gains included in income	(128)	(123)	(291)	(123)

Net unrealized losses	(131)	(1,911)	(606)	(581)
Tax effect	44	650	206	198

Net of tax amount	$(87)	$(1,261)	$(400)	$(383)

Cash Flow Information
For purposes of the statements of cash flows, the Corporation considers interest bearing deposits with banks, cash and due from banks, and federal funds sold to be cash and cash equivalents. Noncash items for the six-month periods ended June 30, 2009 and 2008 consisted of the transfer of loans to foreclosed real estate for $1,556,000 and $1,674,000, respectively, and the transfer of loans held for sale to loans for $3,585,000 and $0, respectively.
Supplemental Benefit Plans
In January 2009, the Corporation incurred a non-recurring cost of $242,000 to restructure employee benefit plans. Restructuring the benefit plans resulted in federal income tax benefit so that the overall transaction had an insignificant impact on net income.
Income Taxes
The provision for income tax for the current three and six month periods ended June 30, 2009 was a credit, or tax benefit, which reflected a low level of pretax income and a significant increase in tax-exempt income. The year-to-date tax benefit included a non-recurring federal income tax benefit of $242,000 associated with restructuring employee benefit plans in the first quarter of 2009.
Reclassification
Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation.

Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets, the effects of a transfer on its financial position, financial performance and cash flows and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We have not determined the effect that the adoption of SFAS 166 will have on our financial position or results of operations.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.
In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2014. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Corporation is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.
Note 3—Securities Available-for-Sale and Held-to-Maturity
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.
In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is unlikely that the investor will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. The FSP is effective for the Corporation for interim and annual reporting periods ending after June 30, 2009 and thereafter. The adoption of this FSP for the quarter ending June 30, 2009 did not have a material impact on the Corporation’s financial condition or results of operation.

A summary of available-for-sale and held-to-maturity securities at June 30, 2009 and December 31, 2008 is provided below.

				Estimated
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value

June 30, 2009
Available-for-sale
Debt securities
U.S. agency	$13,530	$136	$(21)	$13,645
State and municipal	68,612	914	(882)	68,644
U.S. agency mortgage-backed	75,404	1,106	(35)	76,475

Total available-for-sale	$157,546	$2,156	$(938)	$158,764

Held-to-maturity
Debt securities-corporate trust preferred	2,432	—	(447)	1,985

Total held-to-maturity	$2,432	$—	$(447)	$1,985

December 31, 2008
Available-for-sale
Debt securities
U.S. agency	$5,001	$134	$—	$5,135
State and municipal	32,392	926	(242)	33,076
U.S. agency mortgage-backed	32,946	1,012	(6)	33,952

Total available-for-sale	$70,339	$2,072	$(248)	$72,163

Held-to-maturity
Debt securities-corporate trust preferred	$2,432	$22	$(171)	$2,283

Total held-to-maturity	$2,432	$22	$(171)	$2,283

The amortized cost and estimated fair value of debt securities at June 30, 2009 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$4,152	$4,234	$—	$—
Due after one year through five years	107,006	108,414	—	—
Due after five years through ten years	40,516	40,448	—	—
Due after ten years	5,872	5,668	2,432	1,985

Total debt securities	$157,546	$158,764	$2,432	$1,985

Gross gains realized from the sale of available-for-sale securities were $291,000 and $123,000 for the six months ended June 30, 2009 and 2008, respectively. Realized gains and losses from the sale of available-for-sale securities are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement. Securities, issued by agencies of the federal government, with a carrying value of $41,732,000 and $24,843,000 on June 30, 2009 and December 31, 2008, respectively, were pledged to secure public and trust deposits.

The table below shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2009
Available-for-sale securities
U.S. agency	$6,000	$21	$—	$—	$6,000	$21
State and municipal	26,018	711	2,933	171	28,951	882
U.S. agency mortgage-backed	15,518	35	—	—	15,518	35

Total temporarily impaired debt securities, available- for-sale	$47,536	$767	$2,933	$171	$50,469	$938

Held-to-maturity
Debt securities-corporate trust preferred	$1,174	$271	$811	$176	$1,985	$447

December 31, 2008
Available-for-sale securities
U.S. agency	$—	$—	$—	$—	$—	$—
State and municipal	6,046	242	—	—	6,046	242
U.S. agency mortgage-backed	599	6	—	—	599	6

Total temporarily impaired debt securities, available- for-sale	$6,645	$248	$—	$—	$6,645	$248

Held-to-maturity
Debt securities-corporate trust preferred	$1,920	$171	$—	$—	$1,920	$171

The unrealized losses within the less than 12 months category of $767,000 in the available-for-sale portfolio were attributable to sixty-three different securities, primarily municipalities, and $271,000 in the held-to-maturity portfolio were attributable to three different single issue corporate trust preferred securities. The unrealized losses within the 12 months or more category of $171,000 in the available-for-sale portfolio were attributable to five different municipal securities and $176,000 in the held-to-maturity portfolio was attributable to one single issue corporate trust preferred security.
Available-for-sale and held-to-maturity securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers, among other factors: 1) whether the Corporation has the intent to sell its securities prior to market recovery or maturity; 2) whether it is more likely than not that the Corporation will be required to sell its securities prior to market recovery or maturity; 3) default rates/history by security type; 4) third-party securities ratings; 5) third-party guarantees; 6) subordination; 7) payment delinquencies; and 8) current financial news.
Management believes that unrealized losses at June 30, 2009 were primarily the result of changes in market interest rates and that it has the ability to hold these investments for a time necessary to recover the amortized cost. To date, the Corporation has collected all interest and principal on its investment securities as scheduled. Management believes that collection of the contractual principal and interest is probable and therefore, all impairment is considered to be temporary.

Note 4—Restricted Investment in Bank Stocks
Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and as of June 30, 2009 and December 31, 2008 consists of the common stock of FHLB of Pittsburgh (FHLB) and Atlantic Central Bankers Bank (ACBB). In December 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock.
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
Management believes no impairment charge is necessary related to the restricted stock as of June 30, 2009.
Note 5—Deposits
The composition of deposits on June 30, 2009 and December 31, 2008, was as follows:

	June 30,	December 31,
(Dollars in thousands)	2009	2008
Noninterest bearing demand	$50,185	$47,781
NOW	52,186	50,027
Money market	165,169	133,924
Savings	23,426	20,037
Time CDs less than $100,000	233,483	206,293
Time CDs $100,000 or more	161,063	140,067

Total deposits	$685,512	$598,129

Note 6—Long-term Debt
PeoplesBank’s obligations to the Federal Home Loan Bank of Pittsburgh (FHLBP) are primarily fixed rate instruments. A summary of long-term debt at June 30, 2009 and December 31, 2008, is provided below. The increase in long-term debt since year-end 2008 provided the financing for a leverage strategy, which is discussed in other sections of this report.

	June 30,	December 31,
(Dollars in thousands)	2009	2008
Obligations of PeoplesBank to FHLBP
Due December 2009, 3.47%, convertible quarterly after December 2006	$5,000	$5,000
Due February 2010, 1.55%	15,000	0
Due June 2010, 4.32%	6,000	6,000
Due January 2011, 2.06%	14,000	0
Due January 2011, 4.30%, amortizing	3,821	3,964
Due August 2011, 2.42%	12,000	0
Due January 2012, 2.34%	10,000	0
Due June 2012, 4.25%, amortizing	1,133	1,313
Due May 2013, 3.46%, amortizing	2,166	2,422

	69,120	18,699
Capital lease obligation	465	487

Total long-term debt	$69,585	$19,186

Note 7—Regulatory Matters
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
Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to quarter-to-date average assets (leverage ratio). Management believes that Codorus Valley and PeoplesBank were well capitalized on June 30, 2009, based on FDIC capital guidelines. The increase in the capital ratios since year-end 2008 primarily reflects the sale of $16.5 million of cumulative perpetual preferred stock, which qualifies as Tier 1 capital, to the U.S. Department of the Treasury under its Capital Purchase Program, described more fully in Note 8—Shareholders’ Equity.

			Minimum for		Well Capitalized
	Actual		Capital Adequacy		Minimum*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at June 30, 2009
Capital ratios:
Tier 1 risk based	$77,546	11.79%	$26,309	4.00%	n/a	n/a
Total risk based	83,691	12.72	52,619	8.00	n/a	n/a
Leverage	77,546	9.36	33,131	4.00	n/a	n/a

at December 31, 2008
Capital ratios:
Tier 1 risk based	$60,613	10.03%	$24,179	4.00%	n/a	n/a
Total risk based	65,303	10.80	48,357	8.00	n/a	n/a
Leverage	60,613	9.12	26,576	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at June 30, 2009
Capital ratios:
Tier 1 risk based	$72,472	11.11%	$26,101	4.00%	$39,152	6.00%
Total risk based	78,617	12.05	52,202	8.00	65,253	10.00
Leverage	72,472	8.81	32,923	4.00	41,154	5.00

at December 31, 2008
Capital ratios:
Tier 1 risk based	$56,857	9.49%	$23,964	4.00%	$35,947	6.00%
Total risk based	61,547	10.27	47,929	8.00	59,911	10.00
Leverage	56,857	8.63	26,359	4.00	32,949	5.00

*	To be well capitalized under prompt corrective action provisions.
Note 8—Shareholders’ Equity
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
On January 9, 2009, the Corporation entered into a Securities Purchase Agreement with the Treasury pursuant to which the Corporation sold to the Treasury, for an aggregate purchase price of $16.5 million, 16,500 shares of non-voting cumulative perpetual preferred stock, $1,000 liquidation value, $2.50 par value, and warrants to purchase up to 263,859 shares of common stock, par value $2.50 per share. As a condition under the CPP, without the consent of the Treasury, the Corporation’s share repurchases are limited to purchases in connection with the administration of any employee benefit plan, including purchases to offset share dilution in connection with any such plans. This restriction is effective until January 9, 2012 or until the Treasury no longer owns any of the Corporation’s preferred shares issued under the CPP. The Corporation’s preferred stock is included as a component of Tier 1 capital in accordance with regulatory capital requirements. See Note 7, “Regulatory Matters” for details of the Corporation’s regulatory capital.
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
Note 9—Contingent Liabilities
Management was not aware of any material contingent liabilities on June 30, 2009.
Note 10—Guarantees
Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by the PeoplesBank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $3,968,000 of standby letters of credit outstanding on June 30, 2009, compared to $4,010,000 on December 31, 2008. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding letters of credit. The current amount of the liability as of June 30, 2009 and December 31, 2008, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn and therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.
Note 11—Fair Value Measurements and Fair Values of Financial Instruments
In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. Statement 157 applies to other accounting pronouncements that require or permit fair value measurements. As permitted by the accounting guidance, the Corporation began applying Statement 157 to all non-financial assets and liabilities measured on a non-recurring basis effective for its fiscal year beginning January 1, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.
FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.
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
This FSP is effective for interim and annual reporting periods for the Corporation for the quarter ended June 30, 2009 and after. The adoption of this FSP for the quarter ending June 30, 2009 did not have a material impact on the Corporation’s financial condition or results of operations.
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

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy are as follows:

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
(dollars in thousands)		Identical Assets	Inputs	Inputs
June 30, 2009
Measured at fair value on a recurring basis:
Securities available-for-sale	$158,764	—	$158,764	—
Measured at fair value on a nonrecurring basis:
Impaired loans	$3,655	—	—	$3,655

December 31, 2008
Measured at fair value on a recurring basis:
Securities available-for-sale	$72,163	—	$72,163	—
Measured at fair value on a nonrecurring basis:
Impaired loans	$3,151	—	—	$3,151

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
This FSP is effective for the Corporation for interim periods June 30, 2009 and after. The adoption of the FSP for the quarter ending June 30, 2009 did not have a material impact on the Corporation’s financial condition or results of operations.
The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The methods and assumptions that follow were used to estimate the fair values of the Corporation’s financial instruments at June 30, 2009 and December 31, 2008.
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

Restricted investment in bank stocks (carried at cost)
The carrying amount of restricted investment in bank stocks approximates fair value, and considers the limited marketability of such securities.
Loans held for sale (carried at lower of cost or fair value)
The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan. At June 30, 2009, the fair value of loans held for sale exceeded the cost basis, therefore, no write-down to fair value, valuation allowance or charge to earnings was recorded.
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
Impaired loans (generally carried at fair value)
Impaired loans are those that are accounted for under FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan,” in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. A portion of the allowance for loan losses is allocated to impaired loans if the value of the collateral supporting such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes that the uncollectability of a loan is confirmed. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. The fair value consists of loan balances of $5,601,000, net of a valuation allowance of $1,946,000. Additional provision for loan losses on these impaired loans was $1,826,000 for the six-months ended June 30, 2009, of this amount $1,596,000 pertained to the second quarter.
Interest receivable and payable (carried at cost)
The carrying amount of interest receivable and interest payable approximates its fair value.
Deposit liabilities (carried at cost)
The fair values disclosed for demand deposits (e.g., noninterest and interest bearing checking, money market and savings accounts), by definition, are equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for variable rate time deposits that reprice frequently are based on carrying value. Fair values for fixed rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities of time deposits.
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
Off-balance sheet financial instruments (disclosed at cost)
Fair values for the Corporation’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These amounts were not considered to be material at June 30, 2009.
The estimated fair values of the Corporation’s financial instruments were as follows at June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$25,763	$25,763	$14,875	$14,875
Securities, available-for-sale	158,764	158,764	72,163	72,163
Securities, held-to-maturity	2,432	1,985	2,432	2,283
Restricted investment in bank stocks	4,262	4,262	2,692	2,692
Loans held for sale	4,753	4,807	7,373	7,409
Loans	605,968	607,344	568,388	565,982
Interest receivable	3,055	3,055	2,500	2,500

Financial liabilities
Noninterest bearing demand, NOW, money market and savings deposits	$290,966	$290,966	$251,769	$251,769
Time deposits	394,546	399,154	346,360	351,201
Short-term borrowings	—	—	18,283	18,283
Long-term debt	69,585	70,387	19,186	19,757
Junior subordinated debt	10,310	2,949	10,310	4,566
Interest payable	938	938	806	806

Off-balance sheet instruments	—	—	—	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Management makes significant estimates in determining the allowance for loan losses. Management considers a variety of factors in establishing this estimate such as current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, financial and managerial strengths of borrowers, adequacy of collateral, if collateral dependent, and present value of future cash flows and other relevant factors. Estimates related to the value of collateral also have a significant impact on whether or not management continues to accrue income on delinquent loans and on the amounts at which foreclosed real estate is recorded on the balance sheet. Additional information is contained in Management’s Discussion and Analysis regarding critical accounting estimates, including the provision and allowance for loan losses, located on pages 27 and 34 of this Form 10-Q.

The Corporation records its available-for-sale securities portfolio at fair value. Fair values for these securities are determined based on methodologies in accordance with SFAS No. 157, and as clarified by several FASB staff positions. Fair values for debt securities are volatile and may be influenced by any number of factors, including market interest rates, prepayment speeds, discount rates, credit ratings and yield curves. Fair values for debt securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or an estimate of fair value by using a range of fair value estimates in the market place as a result of the illiquid market specific to the type of security. When the fair value of a debt security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair value is below amortized cost, additional analysis is performed to determine whether an other-than-temporary impairment condition exits. Available-for-sale and held-to-maturity debt securities are analyzed quarterly for possible other-than-temporarily impairment. The analysis considers whether the Corporation has the intent to sell its debt securities prior to market recovery or maturity and whether it is more likely than not that the Corporation will be required to sell its debt securities prior to market recovery or maturity. Often, information available to conduct these assessments is limited and rapidly changing; making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the debt security may be different than previously estimated, which could have a material effect on the Corporation’s results of operations and financial condition.
Management discussed the development and selection of critical accounting estimates and related Management Discussion and Analysis disclosure with the Audit Committee. There were no material changes made to the critical accounting estimates during the periods presented within this report.
Three months ended June 30, 2009,
compared to three months ended June 30, 2008
FINANCIAL HIGHLIGHTS
The Corporation earned net income available to common shareholders of $49,000 or $0.01 per share ($0.01 diluted) for the three-month period ended June 30, 2009, compared to $971,000 or $0.25 per share ($0.24 diluted), for the second quarter of 2008. The $922,000 or 95 percent decrease in net income available to common shareholders was attributable to increases in the provision for loan losses, noninterest expenses and preferred dividends, which offset increases in net interest income and noninterest income and a decrease in income taxes.
The $729,000 or 80 percent increase in the provision for loan losses was due to a decline in loan quality as a result of the long-drawn economic recession, declining real estate values and increased unemployment. A significant increase in the loan portfolio balance during the current period also contributed to the increase in the provision. The $1,278,000 or 26 percent increase in noninterest expenses was due primarily to increases in personnel expense and Federal Deposit Insurance Corporation (FDIC) insurance premiums. The $482,000 or 18 percent increase in personnel expense resulted from staff additions associated with planned business growth, particularly expansion of the banking franchise in the prior year. The $550,000 or 573 percent increase in FDIC insurance premiums was the result of an industry-wide increase in assessment rates, an increase in the volume of deposits upon which the assessment is based, and a special assessment totaling $382,000 (or $252,000 after tax). Effective June 30, 2009, the FDIC imposed a special assessment on all commercial financial institutions, based on 5 basis points of total assets less Tier 1 capital. Net interest income for the three-month period ended June 30, 2009, was $5,692,000, an increase of $590,000 or 12 percent above the second quarter of 2008 due primarily to an increase in the average volume of earning assets, principally business loans and investment securities. The net interest margin was 3.09 percent for the second quarter of 2009, compared to 3.69 percent for the second quarter of 2008. Net interest margin is net interest income (tax equivalent basis) as a percentage of average earning assets. The $238,000 or 13 percent increase in noninterest income was due primarily to an increase in gains from a larger volume of sales of mortgages. The $501,000 decrease in income tax was the result of a decrease in pretax income and an increase in tax exempt income.

A more detailed analysis of the factors and trends affecting corporate earnings follows.
INCOME STATEMENT ANALYSIS
Net interest income
Net interest income for the three-month period ended June 30, 2009, was $5,692,000, an increase of $590,000 or 12 percent above the second quarter of 2008 due primarily to an increase in the average volume of earning assets. The net interest margin, on a tax equivalent basis, was 3.09 percent for the second quarter of 2009, compared to 3.69 percent for the second quarter of 2008. The decrease in the net interest margin reflects: the low level of market interest rates, which has depressed yields on variable (floating) rate loans, overnight investments and investment securities; an elevated level of nonperforming assets; and excess liquidity.
For the second quarter of 2009, total interest income increased $1,086,000 or 12 percent above 2008 due primarily to an increase in the average volume of earning assets. Earning assets averaged $777 million and yielded 5.30 percent (tax equivalent basis) for the current quarter, compared to $574 million and 6.34 percent, respectively, for the second quarter of 2008. The $203 million or 35 percent increase in average earning assets was primarily the result of strong growth in the business loan and investment securities portfolios.
For the second quarter of 2009, total interest expense increased $496,000 or 13 percent above the second quarter of 2008 due to a larger volume of interest bearing liabilities. Total interest bearing liabilities averaged $706 million at an average rate of 2.43 percent for the current quarter, compared to $513 million and 2.96 percent, respectively, for the second quarter of 2008. The $193 million or 38 percent increase in average interest bearing liabilities was the result of strong growth in the average volume of time deposits and money market deposits. The increase in the average volume of long-term debt, which provided the financing for a leverage strategy described elsewhere in this report, also contributed to the increase in interest bearing liabilities. In April 2009, PeoplesBank paid off a $15 million/2% Federal Home Loan Bank of Pittsburgh advance prior to its August 2010 maturity to reduce excess liquidity and interest expense. The early payoff resulted in a $24,000 prepayment penalty that was recognized in the current period as a miscellaneous expense.
More information about net interest income is provided in the year-to-date section of this report.
Provision for loan losses
For quarter ended June 30, 2009, the provision for loan losses was $1,639,000, compared to $910,000 for the second quarter of 2008. The $729,000 or 80 percent increase was due to a decline in loan quality as a result of the long-drawn economic recession, declining real estate values and increased unemployment. A significant increase in the loan portfolio balance during the current period also contributed to the increase in the provision.

Noninterest income
The following table presents the components of total noninterest income for the second quarter of 2009, compared to the second quarter of 2008. Total noninterest income increased $238,000 or 13 percent.
Table 1 — Noninterest income

	Three months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2009	2008	$	%

Trust and investment services fees	$303	$362	$(59)	(16)%
Income from mutual fund, annuity and insurance sales	358	496	(138)	(28)
Service charges on deposit accounts	581	563	18	3
Income from bank owned life insurance	155	68	87	128
Other income	154	124	30	24
Gain on sales of mortgages	403	108	295	273
Gain on sales of securities	128	123	5	4

Total noninterest income	$2,082	$1,844	$238	13%

The discussion that follows addresses changes in selected categories of noninterest income.
Trust and investment services fees—The decrease in income from trust operations was the result of depressed capital markets and the impact it had on our fees, which are generally calculated on the market price of assets under management.
Income from mutual fund, annuity and insurance sales—The decrease in income from the sale of mutual funds, annuities and insurance products by Codorus Valley Financial Advisors, a subsidiary of PeoplesBank, was a result of depressed capital markets and the impact it had on the volume of sales and fees. A portion of our fees is calculated on market prices of assets under management.
Service charges on deposit accounts—In spite of increases in deposit volumes and number of accounts during the current quarter, service charges increased only slightly as deposit clients exhibited conservative spending and money management behavior due to concerns about the economic recession and job security.
Income from bank owned life insurance—The increase in income from bank owned life insurance (BOLI) was due to an additional investment of approximately $4 million in November 2008 and an increase in the crediting rates on existing policies that were transferred to new insurance providers.
Other income—The increase in other income was due in part to an increase in income from real estate settlement services provided by SYC Settlement Services, a subsidiary of PeoplesBank.
Gain on sales of mortgages—The increase in gains from the sale of mortgages was the result of an increase in the volume of sales. During the current quarter, the low level of market interest rates on mortgage products and the first time homebuyers tax credit program, influenced by the federal government to stimulate the economy, increased mortgage refinancing activity.
Gain on sales of securities—During the current quarter $128,000 in gains were realized from the sale of U.S. agency mortgage-backed bonds totaling $3.3 million from the available-for-sale securities portfolio to take advantage of the low interest rate environment. Comparable gains from the sale of securities were also realized in the second quarter of 2008.

Noninterest expense
The following table presents the components of total noninterest expense for the second quarter of 2009, compared to the second quarter of 2008. Total noninterest expense increased $1,278,000 or 26 percent.
Table 2 — Noninterest expense

	Three months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2009	2008	$	%

Personnel	$3,157	$2,675	$482	18%
Occupancy of premises, net	448	397	51	13
Furniture and equipment	401	368	33	9
Postage, stationery and supplies	139	126	13	10
Professional and legal	99	109	(10)	(9)
Marketing and advertising	115	210	(95)	(45)
FDIC insurance	646	96	550	573
Debit card processing	130	120	10	8
Charitable donations	31	45	(14)	(31)
Telephone	146	36	110	306
Other	807	659	148	22

Total noninterest expense	$6,119	$4,841	$1,278	26%

The discussion that follows addresses changes in selected categories of noninterest expense.
Personnel—The increase in personnel expense, comprised of wages/sales commissions, payroll taxes and employee benefits, resulted from staff additions associated with expansion of the banking franchise in the prior year.
Occupancy of premises, net—The increase in occupancy expense, comprised of rent, depreciation, maintenance, insurance, real estate taxes and utilities, increased primarily as a result of expanding the banking franchise in the prior year.
Furniture and equipment—The increase in furniture and equipment expense was primarily the result of an increase in depreciation expense from capital expenditures that supported expansion of the banking franchise and information technology initiatives.
Marketing and advertising—The decrease in marketing and advertising expenses was due primarily to the timing of expenditures and to a lesser degree reductions to the marketing budget.
FDIC insurance—The percent increase in Federal Deposit Insurance Corporation (FDIC) insurance premiums was the result of an industry-wide increase in assessment rates, an increase in the volume of deposits upon which the assessment is based, and a special assessment totaling $382,000. Effective June 30, 2009, the FDIC imposed a special assessment on all commercial financial institutions, based on 5 basis points of total assets less Tier 1 capital. The purpose of the special assessment was to help replenish the FDIC’s Bank Insurance Fund, which is being depleted as a result of bank failures in other parts of the country.

Telephone—The increase in telephone expense reflected the one-time conversion to a new carrier during the third quarter of 2008, telecommunication enhancements and corporate growth.
Other—The increase in other expense, which is comprised of many underlying expenses, increased primarily as a result of a $101,000 increase in carrying costs associated with impaired assets. Current period carrying costs increased as a result of larger portfolios of nonperforming loans and real estate acquired in satisfaction of debt.
Income taxes
The provision for income tax for the second quarter of 2009 was a $277,000 credit, or tax benefit, compared to a $224,000 expense for the same period in 2008. The decrease in income tax was the result of a decrease in pretax income and an increase in tax-exempt income. For both periods the Corporation’s statutory federal income tax rate was 34 percent. The Corporation’s effective federal income tax rate was negative for the second quarter of 2009 and 18 percent for the second quarter of 2008. The effective tax rate differs from the statutory tax rate due to the impact of low-income housing credits and tax-exempt income including income from bank owned life insurance. The effective tax rate for 2009 decreased primarily as a result of the decrease in pretax income.
Six months ended June 30, 2009,
compared to six months ended June 30, 2008
FINANCIAL HIGHLIGHTS
The Corporation earned net income available to common shareholders of $789,000 or $0.20 per share ($0.20 diluted) for the six-month period ended June 30, 2009, compared to $2,494,000 or $0.63 per share ($0.63 diluted), for the same period of 2008. The $1,705,000 or 68 percent decrease in net income available to common shareholders was primarily the result of increases in the provision for loan losses, noninterest expenses and preferred dividends, which offset increases in net interest income and noninterest income and a decrease in income taxes.
The $823,000 or 78 percent increase in the provision for loan losses was the result of additions to the allowance for impaired commercial real estate loans and significant growth in the loan portfolio balance. Allocations to the allowance were deemed necessary due to continued uncertainty in the economy, softness in the real estate market and an increase in the level of nonperforming loans.
The $2,289,000 or 24 percent increase in noninterest expense was due primarily to an increase in operating expenses associated with expansion of the banking franchise and an increase in Federal Deposit Insurance Corporation (FDIC) deposit insurance premiums. During 2008, the Corporation added three full service financial centers to its banking franchise bringing the total number of financial centers to 17, 15 located in Pennsylvania and 2 located in Maryland. Current period FDIC insurance premiums totaled $876,000, an increase of $724,000 or 476 percent above the six-month period ended June 30, 2008. Of the total insurance premiums, $382,000 (or $252,000 after tax) pertained to a special FDIC assessment effective June 30, 2009, which was imposed on all commercial financial institutions. The remaining increase in deposit insurance premiums was caused by an industry-wide increase in assessment rates by the FDIC and an increase in the volume of deposits upon which the assessment is based. A $242,000 non-recurring cost of restructuring employee benefit plans in the current period also contributed to the increase in noninterest expense. Restructuring the benefit plans resulted in a federal income tax benefit so that the overall transaction had an insignificant impact on net income.

Net interest income for the six-month period ended June 30, 2009, was $10,788,000, an increase of $245,000 or 2 percent above the same period in 2008 due to a larger volume of earning assets, principally business loans and investment securities. The net interest margin was 3.04 percent for the first six months of 2009, compared to 3.88 percent for the same period in 2008. Total noninterest income was $3,905,000 for the current six-month period, an increase of $322,000 or 10 percent above 2008, as adjusted to exclude securities gains. The increase in noninterest income was attributable to an increase in gains from the sale of mortgages. The provision for income tax for the current period was a $373,000 credit (benefit), compared to a $766,000 expense for the same period in 2008. The decrease in income tax was the result of a decrease in pretax income, an increase in tax-exempt income and the recognition of a non-recurring $242,000 tax benefit associated with restructuring employee benefit plans.
Total assets were approximately $840 million on June 30, 2009, an increase of $203 million or 32 percent above June 30, 2008. Asset growth occurred primarily in the business loans and investment securities portfolios, which were funded primarily by an increase in deposits, principally money market and time deposits, and to a lesser degree, borrowing from the Federal Home Loan Bank of Pittsburgh.
Net income as a percentage of average shareholders’ equity (ROE) was 3.64 percent for the first six months (annualized) of 2009, compared to 10.08 percent for the same period of 2008. Net income as a percentage of average total assets (ROA) was 0.31 percent for the first six months (annualized) of 2009, compared to 0.82 percent for the same period of 2008. The decrease in both ratios for 2009 reflected the decrease in earnings. The ROE ratio was further depressed as a result of a $16.5 million capital addition described in the Shareholders’ Equity and Capital Adequacy section of this report. The efficiency ratio (noninterest expense as a percentage of net interest income plus noninterest income on a tax equivalent basis) was 78.8 percent for the first six months of 2009, compared to 67.5 percent for the same period of 2008. The increase in the efficiency ratio during the current period reflected the increase in operating expenses described above.
On June 30, 2009, the nonperforming assets ratio was 3.29 percent, compared to 1.84 percent for June 30, 2008. Net loan charge-offs for the current six month period totaled $428,000, compared to $492,000 for the same period in 2008. Information regarding nonperforming assets is provided in the Risk Management section of this report, including Table 5—Nonperforming Assets. Based on a recent evaluation of probable loan losses and the current loan portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on June 30, 2009. An analysis of the allowance is provided in Table 6—Analysis of Allowance for Loan Losses.
Throughout the current period, Codorus Valley maintained a capital level well above minimum regulatory quantitative requirements. Currently, there are three federal regulatory definitions of capital that take the form of minimum ratios. Note 7—Regulatory Matters, shows that the Corporation and PeoplesBank were well capitalized on June 30, 2009.
A more detailed analysis of the factors and trends affecting corporate earnings follows.
INCOME STATEMENT ANALYSIS
Net interest income
Net interest income for the six-month period ended June 30, 2009, was $10,788,000, an increase of $245,000 or 2 percent above the same period in 2008 due primarily to an increase in the average volume of earning assets. The net interest margin, on a tax equivalent basis, was 3.04 percent for the first six months of 2009, compared to 3.88 percent for the same period in 2008. The decrease in the net interest margin reflected: the low level of market interest rates, which has depressed yields on variable (floating) rate loans, overnight investments and investment securities; an elevated level of nonperforming assets; and excess liquidity.

Interest income for the first six months of 2009 totaled $19,252,000, an increase of $978,000 or 5 percent above 2008 due primarily to an increase in the average volume of earning assets. Earning assets averaged $749 million and yielded 5.32 percent (tax equivalent basis) for the current period, compared to $564 million and 6.63 percent, respectively, for the first six months of 2008. The $185 million or 33 percent increase in average earning assets was primarily the result of strong growth in the business loan and investment securities portfolios. The increase in business loans reflected additions to the business banking staff and changes in the competitive landscape that benefited the Corporation. The increase in investment securities, principally U.S. agency mortgage-backed bonds and tax-exempt municipal bonds, resulted from the leverage strategy, which is discussed in the Investment Securities section of this report. The leverage strategy is expected to make a positive contribution to net interest income; however, the 2 percent tax equivalent margin spread resulting from this strategy is expected to constrain the Corporation’s net interest margin.
Interest expense for the first six months of 2009 totaled $8,464,000, an increase of $733,000 or 9 percent above 2008 due primarily to an increase in the average volume of interest bearing liabilities. Total interest bearing liabilities averaged $679 million at an average rate of 2.51 percent for the current period, compared to $507 million and 3.06 percent, respectively, for the first six months of 2008. The $172 million or 34 percent increase in interest bearing liabilities was the result of increases in the average volume of time deposits, money market deposits and long-term debt. Federally insured bank deposits continue to provide a safe haven to our clients who are increasingly concerned about the economic recession, volatility in the capital markets and rising unemployment. The addition of three financial centers in 2008 and competitive pricing also contributed to the increase in deposit volumes. The increase in long-term debt during the current quarter provided the financing for a leverage strategy, which is discussed in the Long-term Debt section of this report.
Provision for loan losses
For the six-month period ended June 30, 2009, the provision for loan losses was $1,883,000, compared to $1,060,000 for same period in 2008. The $823,000 or 78 percent increase was due primarily to a decline in loan quality as a result of the long-drawn economic recession, declining real estate values and increased unemployment. A significant increase in the loan portfolio balance during the current period also contributed to the increase in the provision. Information about loan quality is provided in the Nonperforming Asset section of this report on page 33.

Noninterest income
The following table presents the components of total noninterest income for the first six months of 2009, compared to the first six months of 2008. After removing the impact of gains from the sale of investment securities, total noninterest income for the current six-month period increased $322,000 or 10 percent above 2008.
Table 3 — Noninterest income

	Six months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2009	2008	$	%

Trust and investment services fees	$614	$676	$(62)	(9)%
Income from mutual fund, annuity and insurance sales	704	984	(280)	(28)
Service charges on deposit accounts	1,106	1,083	23	2
Income from bank owned life insurance	318	135	183	136
Other income	302	246	56	23
Gain on sales of mortgages	570	168	402	239
Gain on sales of securities	291	123	168	137

Total noninterest income	$3,905	$3,415	$490	14%

The discussion that follows addresses changes in selected categories of noninterest income.
Trust and investment services fees—The decrease in income from trust operations was the result of depressed capital markets and the impact that it had on our fees, which are generally calculated on the market price of assets under management.
Income from mutual fund, annuity and insurance sales—The decrease in income from the sale of mutual fund, annuity and insurance products by Codorus Valley Financial Advisors, a subsidiary of PeoplesBank, was a result of depressed capital markets and the impact it had on the volume of sales and fees. A portion of our fees are calculated on market prices of assets under management.
Service charges on deposit accounts—In spite of increases in deposit volumes and number of accounts during the current period, service charges increased only slightly as deposit clients exhibited conservative spending and money management behavior in response to concerns about the economic recession and job security.
Income from bank owned life insurance (BOLI)—The increase in BOLI was due to an additional investment of approximately $4 million in November 2008 and an increase in the crediting rates on existing policies that were transferred to new insurance providers. The additional investment in BOLI provides a competitive tax-free return to the Corporation while providing a life insurance benefit to additional members of the management team.
Other income—The increase in other income was due primarily to increases in income from real estate settlement services provided by SYC Settlement Services, a subsidiary of PeoplesBank, and merchant credit card services.
Gain on sales of mortgages—The increase in gains from the sale of mortgages was the result of an increase in the volume of sales. Throughout most of the current period, a low level of market interest rates on mortgage products, influenced by the Federal Reserve Bank to stimulate the economy, increased mortgage refinancing activity. However, since early June 2009, mortgage interest rates have increased resulting in a sharp reduction in mortgage refinancing activity.
Gain on sales of securities—During the current period, $291,000 in gains were realized from the sale of U.S. agency mortgage-backed bonds from the available-for-sale securities portfolio to take advantage of the low interest rate environment.

Noninterest expense
The following table presents the components of total noninterest expense for the first six months of 2009, compared to the first six months of 2008. Total noninterest expenses increased $2,289,000 or 24 percent.
Table 4 — Noninterest expense

	Six months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2009	2008	$	%

Personnel	$6,503	$5,533	$970	18%
Occupancy of premises, net	928	777	151	19
Furniture and equipment	836	718	118	16
Postage, stationery and supplies	249	235	14	6
Professional and legal	183	197	(14)	(7)
Marketing and advertising	240	282	(42)	(15)
FDIC insurance	876	152	724	476
Debit card processing	252	241	11	5
Charitable donations	207	600	(393)	(66)
Telephone	255	84	171	204
Other	1,398	819	579	71

Total noninterest expense	$11,927	$9,638	$2,289	24%

The discussion that follows addresses changes in selected categories of noninterest expense.
Personnel—The increase in personnel expense, comprised of wages/sales commissions, payroll taxes and employee benefits, resulted primarily from staff additions associated with expansion of the banking franchise in the prior year. During 2008, PeoplesBank added three full service financial centers. A non-recurring cost of $242,000 in the first quarter of 2009 to restructure employee benefit plans also contributed to the increase in personnel expense. However, restructuring the benefit plans resulted in a federal income tax benefit so that the overall transaction had an insignificant impact on net income.
Occupancy of premises, net—The percent increase in occupancy expense, comprised of rent, depreciation, maintenance, insurance, real estate taxes and utilities, increased primarily as a result of expanding the banking franchise.
Furniture and equipment—The increase in furniture and equipment expense was primarily the result of an increase in depreciation expense from capital expenditures that supported franchise expansion and information technology initiatives.
Marketing and advertising—The decrease in marketing and advertising expenses was due primarily to the timing of expenditures and to reductions to the marketing budget.
FDIC insurance—The increase in Federal Deposit Insurance Corporation (FDIC) premiums was the result of an industry-wide increase in assessment rates, an increase in the volume of deposits upon which the assessment is based, and a special assessment totaling $382,000. Effective June 30, 2009, the FDIC imposed a special assessment on all commercial financial institutions, based on 5 basis points of total assets less Tier 1 capital. Based on FDIC commentary and its congressional mandate to ensure an adequately funded Deposit Insurance Fund, the imposition of additional special assessments in the future are probable.

Charitable donations—The level of charitable donations was particularly large in the prior period. During the first quarter of 2008, the Corporation accrued $444,000 for a donation commitment that qualified for a $400,000 (90%) state tax credit for educational improvement. The tax credit was used to reduce the Pennsylvania shares tax expense included in the other expense category.
Telephone—The increase in telephone expense resulted from the one-time conversion to a new carrier during the third quarter of 2008, telecommunication enhancements and corporate growth.
Other—The increase in other expense, which is comprised of many underlying expenses, increased primarily as a result of increases in Pennsylvania shares tax and carrying costs on impaired assets. Shares tax expense increased $413,000 because the level of shares tax for 2008 was unusually low as a result of recognizing a $400,000 tax credit, described above, in charitable donations. The $103,000 increase in carrying costs associated with impaired assets was the result of larger portfolios of nonperforming loans and real estate acquired in satisfaction of debt.
In the period ahead, it is probable that noninterest expenses will increase as a result of increased FDIC deposit insurance premiums, increased carrying costs associated with impaired assets, planned improvements to selected corporate facilities, investment in technology initiatives, regulatory compliance and normal business growth.
Income taxes
The provision for income tax was a $373,000 credit, or tax benefit, for the current six-month period, compared to a $766,000 expense for the same period in 2008. The $1,139,000 decrease in the tax provision was the result of a decrease in pretax income, an increase in tax-exempt income and the recognition of a one-time $242,000 tax benefit associated with restructuring employment plans. For both periods, the Corporation’s statutory federal income tax rate was 34 percent. The Corporation’s effective federal income tax rate was negative for the current six-month period and 22 percent for the first six months of 2008. The effective tax rate differs from the statutory tax rate due to the impact of low income housing credits and tax-exempt income including income from bank owned life insurance. The effective tax rate for 2009 decreased primarily as a result of the decrease in pretax income.
BALANCE SHEET REVIEW
Cash and cash equivalents
On June 30, 2009, cash and cash equivalents totaled $26 million, compared to $15 million at year-end 2008. The increase was due primarily to strong deposit growth, which exceeded the Corporation’s investment in loans and securities.
Investment securities
On June 30, 2009, the fair value of the securities available-for-sale portfolio totaled $159 million, compared to $72 million at year-end 2008. The increase in the investment securities portfolio was primarily the result of implementing an $80 million leverage strategy that involved investing in investment grade U.S. agency mortgage-backed bonds (3-4 year average lives) and tax-exempt municipal bonds (5-10 year maturities), which were financed by borrowing from the Federal Home Loan Bank of Pittsburgh. The leverage strategy, which was completed in April 2009, is expected to generate a 2 percent tax-equivalent margin spread, which will cover the dividends payable and related costs associated with the recent issuance of preferred stock described in Note 8—Shareholders’ Equity. During the current period, PeoplesBank took advantage of the low interest rate environment and sold approximately $9 million in U.S. agency mortgage-backed bonds, which generated $291,000 in gains that were recognized into income. Sale proceeds were reinvested into U.S. agency mortgage-backed bonds and tax-exempt municipal bonds.

Restricted investment in bank stocks
At June 30, 2009, PeoplesBank held $4,262,000 in restricted common stock, compared to $2,692,000 at year-end 2008. The increase was required to obtain advances from the Federal Home Loan Bank of Pittsburgh (FHLBP) to finance the leverage strategy previously discussed. Investment in restricted stock is a condition to obtaining credit from the FHLBP and the Atlantic Central Bankers Bank (ACBB) organizations. Of the total, $4,187,000 pertained to stock issued by the FHLBP and $75,000 pertained to ACBB. In December 2008, the FHLBP announced the suspension of the payment of dividends on its common stock and its repurchase of capital stock as strategies to preserve its capital.
Loans
On June 30, 2009, total loans were $612 million, an increase of $39 million or 7 percent above year-end 2008. The increase was primarily attributable to an increase in business loans, the result of additions to the business banking staff and changes in the competitive landscape that benefited the Corporation. As a result of the recessionary economy and rising unemployment there has been little or no demand for consumer loans. The average yield (tax equivalent basis) earned on total loans was 5.76 percent for the current period, compared to 7.02 percent for the first six months of 2008. The decline in loan yields, particularly floating rate loans, reflected a series of aggressive interest rate cuts by the Federal Reserve Bank from September 2007 through April 2008 and again during the fourth quarter of 2008 in its continuing efforts to stimulate the recessionary economy. The sharp decreases in LIBOR rates, which are presently at historically low levels, reflect the impact of a global economic crisis and disrupted credit markets.
Deposits
On June 30, 2009, total deposits were approximately $686 million, an increase of $87 million or 15 percent above year-end 2008. The increase in deposits, as shown in Note 5—Deposits, occurred primarily in time deposits and secondarily in money market deposits. Federally insured bank deposits continue to provide safe haven to our clients who are increasingly concerned about the economic recession, volatility in the capital markets and rising unemployment. The addition of three financial centers in 2008 and competitive pricing also contributed to the increase in deposit volumes. The average rate paid on interest-bearing deposits was 2.49 percent for the current period six month period, compared to 2.97 percent for the first six months of 2008.
Long-term debt
On June 30, 2009, long-term debt totaled $70 million, compared to $19 million at year-end 2008. During the current period PeoplesBank borrowed approximately $66 million in term debt from the Federal Home Loan Bank of Pittsburgh (FHLBP). Maturities were staggered over three years at an average rate of 2.04 percent. PeoplesBank borrowed from the FHLBP to finance investments in securities. i.e., effect a leverage strategy, to generate sufficient margin spread to cover the costs of the dividends payable on the preferred stock issued in January 2009 as described below in the shareholders’ equity and capital adequacy section and in Note 8—Shareholders’ Equity. In April 2009, PeoplesBank paid off a $15 million/2% FHLBP advance prior to its August 2010 maturity to reduce excess liquidity and interest expense. A listing of outstanding long-term debt obligations is provided in Note 6—Long-term Debt.

Shareholders’ equity and capital adequacy
Shareholders’ equity or capital enables Codorus Valley to maintain asset growth and absorb losses. Total shareholders’ equity was approximately $69 million on June 30, 2009, an increase of approximately $17 million or 32 percent above December 31, 2008. The increase was caused primarily by the issuance of $16.5 million of preferred stock described below.
The Corporation typically pays cash dividends on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other factors. On July 21, 2009, the Board of Directors declared a quarterly cash dividend of $0.03 per common share payable on or before August 11, 2009, to shareholders of record July 28, 2009. This dividend follows a $0.08 per share dividend paid in May, and a $0.12 per share dividend paid in February. The decrease in common cash dividends reflects the decline in earnings and the need to preserve capital for balance sheet growth and for unexpected losses that could arise from a prolonged economic recession. The Corporation’s recent participation in the U.S. Department of the Treasury’s Capital Purchase Program requires regulatory approval to increase quarterly cash dividends on common stock above the $0.12 cents per share level that prevailed just prior to the issuance of the preferred stock.
As previously disclosed, on January 9, 2009, the Corporation sold 16,500 shares of $1,000 liquidation value ($2.50 par value) nonvoting cumulative perpetual preferred stock to the U.S. Department of the Treasury (Treasury) under the Treasury’s voluntary Capital Purchase Program (CPP) and received $16.5 million in capital funds. Codorus Valley, which is well capitalized, plans to use the capital to sustain its loan growth plans, expand its banking franchise and to strengthen its capital base against economic uncertainties. The preferred stock, which qualifies as Tier 1 capital, is generally redeemable at any time in whole or in part (i.e., a minimum of 25 percent of the issue price) with regulatory permission. The dividend on the preferred stock is 5 percent per annum for the first five years, and 9 percent thereafter and is paid quarterly. Under the CPP, the Corporation was also required to issue a warrant (option) to the Treasury to allow the Treasury to purchase 263,859 shares of common stock at an initial exercise price of $9.38 per share (subject to adjustment for stock dividends, splits, etc.). The 10-year warrant can be exercised by the Treasury at any time on or before January 9, 2019. The CPP places restrictions on the ability of participating institutions, without obtaining permission from the Treasury, to increase dividends and repurchase common stock. The CPP also places restrictions on incentive compensation to senior executives. The annual after-tax cost of the preferred stock is approximately $982,000, ($825,000 in dividends plus $157,000 for the average implied cost of the warrant), which is charged to retained earnings. Management initiated an $80 million leverage strategy to generate sufficient income to offset costs associated with the dividends payable on the preferred stock. The leverage strategy, which was completed in April 2009, involved borrowing from the Federal Home Loan Bank of Pittsburgh and investing the proceeds in investment grade securities to achieve a two percent margin spread.
Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 7—Regulatory Matters, to the financial statements. Management believes that Codorus Valley and PeoplesBank were well capitalized on June 30, 2009, based on FDIC capital guidelines. The increase in the capital ratios since year-end 2008 reflects the issuance of $16.5 million of cumulative perpetual preferred stock, which qualifies as Tier 1 capital, to the U.S. Department of the Treasury under its Capital Purchase Program, described above and in Note 8—Shareholders’ Equity.

RISK MANAGEMENT
Nonperforming assets
The following table presents asset categories posing the greatest risk of loss. Management generally places a loan on nonaccrual status and ceases accruing interest income, i.e., recognizes interest income on a cash basis, when loan payment performance is unsatisfactory and the loan is past due 90 days or more. Loans past due 90 days or more and still accruing interest, are contractually past due, but well collateralized and in the process of collection. The final category, foreclosed real estate, is real estate acquired to satisfy debts. The paragraphs below explain significant changes in the aforementioned categories for June 30, 2009, compared to December 31, 2008.
Table 5 — Nonperforming Assets

	June 30,		December 31,
(dollars in thousands)	2009		2008

Nonaccrual loans	$16,539		$8,396
Accruing loans that are contractually past due 90 days or more as to principal or interest	38		61
Foreclosed real estate, net of allowance	3,671		2,052

Total nonperforming assets	$20,248		$10,509

Ratios:

Nonaccrual loans as a % of total period-end loans	2.70%		1.47%

Nonperforming assets as a % of total period-end loans and net foreclosed real estate	3.29%		1.83%

Nonperforming assets as a % of total period-end shareholders’ equity	29.47%		20.14%

Allowance for loan losses as a multiple of nonaccrual loans	.4	x	.6	x
On June 30, 2009, nonaccrual loans consisted of collateralized business and mortgage loans, and consumer loans. On June 30, 2009, the nonaccrual loan portfolio balance totaled $16,539,000 and was comprised of 22 unrelated accounts ranging in size from $2,000 to $5,155,000. Three unrelated commercial real estate loan accounts represent 79 percent of the total nonaccrual loan portfolio balance.
The first account has a carrying value of $5,155,000. Based on a recent appraisal of the improved real estate collateralizing the loan and other factors, management has established a $1,649,000 allowance for possible loss. Management is in the process of pursuing its remedies against the borrowers and guarantors. The second account has a carrying value of $4,658,000 and, in management’s judgment, is adequately collateralized by improved real estate. A public auction of the property is scheduled in September 2009. The third account has a carrying value of $3,298,000 and, in management’s judgment, is adequately collateralized by unimproved land that has been approved for residential development. Presently, management is attempting to work out a payment arrangement with the borrower. Further provision for loan losses may be required on these loans when additional information becomes available, including the outcome of the public auction.

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
On June 30, 2009, foreclosed real estate, net of allowance, totaled $3,671,000, compared to $2,052,000 on December 31, 2008. The current portfolio, which is included in the other assets category, contains four unrelated properties, which management is actively attempting to liquidate. The first property is an unoccupied nine unit condominium building with a carrying value of $1,767,000. The property is being held in a subsidiary of the Corporation pending eventual sale of the individual units. The second property, also improved real estate, has a carrying value of $348,000. Since the beginning of the year, two properties were added to the foreclosed real estate portfolio referred to as the third and fourth properties. The third property, with a carrying value of $699,000, was added during the first quarter and represents PeoplesBank’s 25 percent participation loan interest in improved real estate. The fourth property, with a carrying value of $857,000, was added during the second quarter and represents PeoplesBank’s 18.4 percent participation loan interest in improved real estate. There was no valuation allowance for foreclosed real estate as management feels there were no declines in the fair value of individual assets since the properties were foreclosed on and a new carrying basis was established.
Allowance for loan losses
The Corporation accounts for the credit risk associated with lending activities through its allowance for loan losses and provision for loan losses. The provision is generally an expense recognized in the income statement to adjust the allowance to its proper balance, as determined through the Corporation’s allowance adequacy review procedures. The Corporation stresses the timely detection and prompt communication of potential credit problems among its lending staff and senior management and closely monitors impaired credits on an on-going basis in its efforts to maximize recovery.
The allowance was $6,145,000 or 1.00 percent of total loans, on June 30, 2009, compared to $4,002,000 and 0.81 percent, respectively, on June 30, 2008. The increase in the allowance reflects credit quality issues for selected commercial real estate loans and was based on management’s estimate of the amount necessary to bring the allowance to a level reflective of the risk in the loan portfolio and loan growth. Management also considered macro-economic factors that could adversely affect the ability of PeoplesBank’s loan clients to repay their loans, including the general economic recession, rising unemployment and continued downturn in the real estate market. The Corporation does not participate in the subprime lending market, and accordingly, it has no direct loss exposure to subprime lending. Based on its evaluation of probable loan losses in the current portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on June 30, 2009.

Table 6 — Analysis of Allowance for Loan Losses

(dollars in thousands)	2009	2008
Balance-January 1,	$4,690	$3,434

Provision charged to operating expense	1,883	1,060

Loans charged off:
Commercial	313	1
Real estate-construction	0	481
Real estate-mortgage	19	0
Consumer	121	38

Total loans charged off	453	520
Recoveries:
Commercial	10	25
Real estate-mortgage	7	1
Consumer	8	2

Total recoveries	25	28

Net charge-offs	428	492

Balance-June 30,	$6,145	$4,002

Ratios:
Annualized net charge-offs to average total loans	0.23%	0.21%
Allowance for loan losses to total loans at period-end	1.00%	0.81%
Allowance for loan losses to nonaccrual loans and loans past due 90 days or more	37.1%	56.1%
Liquidity
At June 30, 2009, management believes that liquidity was more than adequate based on the level of overnight investment, the potential liquidation of a $159 million portfolio of available-for-sale securities, valued at June 30, 2009, and available credit from the Federal Home Loan Bank of Pittsburgh (FHLBP). On June 30, 2009, available funding from the FHLBP was approximately $126 million. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. Codorus Valley’s loan-to-deposit ratio, which is used as a broad measure of liquidity, was approximately 89.3 percent on June 30, 2009, compared to 95.8 percent on December 31, 2008. The decrease in the ratio was the result of deposit growth outpacing loan growth.
Off-Balance Sheet Arrangements
Codorus Valley’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments on June 30, 2009, totaled $192,723,000 and consisted of $138,060,000 in unfunded commitments under existing loan facilities, $50,695,000 to grant new loans and $3,968,000 in letters of credit. Normally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn and therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not applicable to smaller reporting companies.

Item 4T.	Controls and Procedures
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, the Corporation’s disclosure controls and procedures are effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints, that the benefits of controls must be considered relative to their costs, and inherent limitations that may not prevent fraud, particularly by collusion of two or more people or by management override of a control.
There has been no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2009, that has materially affected or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Part II—OTHER INFORMATION
Item 1. Legal proceedings
There are no legal proceedings pending against Codorus Valley Bancorp, Inc. or any of its subsidiaries which are expected to have a material impact upon the financial position and/or operating results of the Corporation. Management is not aware of any proceedings known or contemplated by government authorities.

Item 1A.	Risk factors
Not applicable to smaller reporting companies.

Item 2.	Unregistered sales of equity securities and use of proceeds
Nothing to report.

Item 3.	Defaults upon senior securities
Nothing to report.

Item 4.	Submission of matters to a vote of security holders
(a)	An annual meeting of shareholders was held on May 19, 2009 at 9:00 am, Codorus Valley Corporate Center, 105 Leader Heights Road, York, Pennsylvania 17403.

(b), (c) Two directors were re-elected at the May 19, 2009 meeting. Votes were as follows:

			Votes
	Term	Votes	Against or
Re-elected	Expires	For	Withheld*
Class A:
Rodney L. Krebs	2012	3,124,916	234,876
Dallas L. Smith	2012	3,113,201	246,592

*	Includes broker non-votes
Directors whose term continued after the meeting:

Term Expires

Class B:
William H. Simpson	2010
Donald H. Warner	2010
Michael L. Waugh	2010

Class C:
D. Reed Anderson, Esquire	2011
MacGregor S. Jones	2011
Larry J. Miller	2011
(c)	Advisory (non-binding) approval of the Corporation’s Executive Compensation Program. Votes were For 2,827,453, Against 301,240, Abstentions 231,009 and Broker non-votes 0.

Item 5.	Other information
Nothing to report.

Item 6.	Exhibits

Exhibit
Number	Description of Exhibit

3.1	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 14, 2005.)

3.2	Amended By-laws (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 15, 2007.)

3.3	Certificate of Designations for the Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2009.)

4	Rights Agreement dated as of November 4, 2005 (Incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 8, 2005.)

4.1
Securities Purchase Agreement dated as of January 9, 2009, between the Registrant and the United States Department of Treasury (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2009.)

Exhibit
Number	Description of Exhibit

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

Codorus Valley Bancorp, Inc. (Registrant)

August 11, 2009	/s/ Larry J. Miller
Date	Larry J. Miller
President & CEO
(Principal executive officer)

August 11, 2009	/s/ Jann A. Weaver

Date	Jann A. Weaver
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