Form 10-Q
period 2009-09-30
CODORUS VALLEY BANCORP INC
filed 2009-11-12
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On November 5, 2009, 4,061,445 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.
Form 10-Q Index

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Codorus Valley Bancorp, Inc.
Consolidated Balance Sheets
Unaudited

	September 30,	December 31,
(dollars in thousands, except per share data)	2009	2008
Assets
Interest bearing deposits with banks	$1,319	$3,254
Cash and due from banks	10,339	11,621

Total cash and cash equivalents	11,658	14,875
Securities available-for-sale	180,147	72,163
Securities held-to-maturity (fair value $2,372 — 2009 and $2,283 — 2008)	2,438	2,432
Restricted investment in bank stocks, at cost	4,262	2,692
Loans held for sale	2,342	7,373
Loans (net of deferred fees of $703 — 2009 and $566 — 2008)	637,128	573,078
Less-allowance for loan losses	(6,514)	(4,690)

Net loans	630,614	568,388
Premises and equipment, net	11,535	11,900
Other assets	26,831	22,943

Total assets	$869,827	$702,766

Liabilities
Deposits
Noninterest bearing	$54,664	$47,781
Interest bearing	658,311	550,348

Total deposits	712,975	598,129
Short-term borrowings	—	18,283
Long-term debt	69,280	19,186
Junior subordinated debt	10,310	10,310
Other liabilities	4,715	4,677

Total liabilities	797,280	650,585

Shareholders’ equity
Preferred stock, par value $2.50 per share; $1,000 liquidation preference, 1,000,000 shares authorized; 16,500 shares issued and outstanding — 2009 and 0 — 2008	15,790	—
Common stock, par value $2.50 per share; 10,000,000 shares authorized; 4,061,445 shares issued and outstanding — 2009 and 4,017,033 — 2008	10,154	10,043
Additional paid-in capital	36,904	35,877
Retained earnings	5,856	5,057
Accumulated other comprehensive income	3,843	1,204

Total shareholders’ equity	72,547	52,181

Total liabilities and shareholders’ equity	$869,827	$702,766

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Income
Unaudited

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2009	2008	2009	2008
Interest income
Loans, including fees	$8,945	$8,215	$25,578	$24,286
Investment securities
Taxable	837	569	2,514	1,823
Tax-exempt	585	315	1,484	949
Dividends	2	18	11	49
Federal funds sold	3	48	8	330
Other	10	—	39	2

Total interest income	10,382	9,165	29,634	27,439

Interest expense
Deposits	3,711	3,674	11,077	10,712
Federal funds purchased and other short-term borrowings	—	33	27	34
Long-term and junior subordinated debt	520	324	1,591	1,016

Total interest expense	4,231	4,031	12,695	11,762

Net interest income	6,151	5,134	16,939	15,677
Provision for loan losses	600	353	2,483	1,413

Net interest income after provision for loan losses	5,551	4,781	14,456	14,264

Noninterest income
Trust and investment services fees	347	307	961	983
Income from mutual fund, annuity and insurance sales	312	390	1,016	1,374
Service charges on deposit accounts	592	592	1,698	1,675
Income from bank owned life insurance	162	73	480	208
Other income	144	121	446	367
Gain on sales of mortgages	191	135	761	303
Gain on sales of securities	—	—	291	123

Total noninterest income	1,748	1,618	5,653	5,033

Noninterest expense
Personnel	3,199	2,744	9,702	8,277
Occupancy of premises, net	413	367	1,341	1,144
Furniture and equipment	427	349	1,263	1,067
Postage, stationery and supplies	104	117	353	352
Professional and legal	121	110	304	307
Marketing and advertising	235	249	475	531
FDIC insurance	278	86	1,154	238
Debit card processing	131	136	383	377
Charitable donations	7	20	214	621
Telephone	132	67	387	151
Foreclosed real estate	310	86	415	157
Other	791	592	2,084	1,339

Total noninterest expense	6,148	4,923	18,075	14,561

Income before income taxes (benefit)	1,151	1,476	2,034	4,736
Provision (benefit) for income taxes	75	346	(298)	1,112

Net income	1,076	1,130	2,332	3,624
Preferred stock dividends and discount accretion	245	—	712	—

Net income available to common shareholders	$831	$1,130	$1,620	$3,624

Net income per common share, basic	$0.21	$0.28	$0.40	$0.92
Net income per common share, diluted	$0.21	$0.28	$0.40	$0.91
See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Cash Flows
Unaudited

	Nine months ended
	September 30,
(dollars in thousands)	2009	2008
Cash flows from operating activities
Net income	$2,332	$3,624
Adjustments to reconcile net income to net cash provided by operations
Depreciation	1,047	880
Provision for loan losses	2,483	1,413
Provision for foreclosed real estate	189	—
Amortization of investment in real estate partnership	406	392
Increase in cash surrender value of life insurance investment	(480)	(208)
Originations of held for sale mortgages	(64,025)	(29,376)
Proceeds from sales of held for sale mortgages	66,232	23,926
Gain on sales of held for sale mortgages	(761)	(303)
Gain on sales of securities	(291)	(123)
Stock-based compensation expense	136	40
(Increase) decrease in accrued interest receivable	(942)	224
Increase in other assets	(1,455)	(1,081)
Increase (decrease) in accrued interest payable	100	(46)
Decrease in other liabilities	(59)	(180)
Other, net	353	(181)

Net cash provided by (used in) operating activities	5,265	(999)

Cash flows from investing activities
Securities available-for-sale
Purchases	(131,440)	(16,016)
Maturities and calls	18,332	15,665
Sales	8,947	6,639
Securities held-to-maturity, calls	—	1,036
Increase in restricted investment in bank stock	(1,570)	(980)
Net increase in loans made to customers	(63,979)	(84,009)
Purchases of premises and equipment	(682)	(2,276)
Investment in life insurance	(6)	(7)

Net cash used in investing activities	(170,398)	(79,948)

Cash flows from financing activities
Net increase (decrease) in demand and savings deposits	58,799	(25,000)
Net increase in time deposits	56,047	65,923
Net (decrease) increase in short-term borrowings	(18,283)	12,400
Proceeds from issuance of long-term debt	66,000	—
Repayment of long-term debt	(15,906)	(869)
Cash dividends paid to preferred shareholders	(495)	—
Cash dividends paid to common shareholders	(926)	(1,526)
Net proceeds from issuance of preferred stock and common stock warrants	16,461	—
Issuance of common stock	219	915
Purchase of treasury stock	—	(127)
Issuance of treasury stock	—	104
Cash paid in lieu of fractional shares	—	(5)

Net cash provided by financing activities	161,916	51,815

Net decrease in cash and cash equivalents	(3,217)	(29,132)
Cash and cash equivalents at beginning of year	14,875	39,053

Cash and cash equivalents at end of period	$11,658	$9,921

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
Unaudited

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except share data)	Stock	Stock	Capital	Earnings	Income	Stock	Total

For the nine months ended September 30, 2009

Balance, January 1, 2009	$—	$10,043	$35,877	$5,057	$1,204	$—	$52,181

Comprehensive income:
Net income				2,332			2,332
Other comprehensive gain, net of tax:
Unrealized gains on securities, net					2,639		2,639

Total comprehensive income							4,971

Preferred stock and common stock warrants issued, net of issuance costs of $39	15,678		783				16,461
Preferred stock discount accretion	112			(112)			—
Common stock cash dividends ($0.23 per share)				(926)			(926)
Preferred stock dividends				(495)			(495)
Stock-based compensation			136				136
Issuance of common stock:
23,164 shares under dividend reinvestment and stock purchase plan		58	120				178
7,581 shares under employee stock purchase plan		19	22				41
13,667 shares of stock-based compensation awards		34	(34)				—

Balance, September 30, 2009	$15,790	$10,154	$36,904	$5,856	$3,843	$—	$72,547

For the nine months ended September 30, 2008

Balance, January 1, 2008	$—	$9,347	$32,516	$6,267	$285	$—	$48,415

Cumulative effect adjustment for adoption of EITF Issue No. 06-04				(703)			(703)
Comprehensive income:
Net income				3,624			3,624
Other comprehensive loss, net of tax:
Unrealized losses on securities, net					(168)		(168)

Total comprehensive income							3,456

Common stock cash dividends ($0.386 per share, adjusted)				(1,526)			(1,526)
Common stock 5% stock dividend — 187,363 shares at fair value		469	2,492	(2,966)			(5)
Purchase of 8,002 shares for treasury						(127)	(127)
Stock-based compensation			40				40
Issuance of common stock:
62,710 shares under stock option plans		157	661				818
7,997 shares under the dividend reinvestment and stock purchase plan		20	77				97
Re-issuance of 8,002 shares under employee stock purchase plan			(23)			127	104

Balance, September 30, 2008	$—	$9,993	$35,763	$4,696	$117	$—	$50,569

See accompanying notes.

Notes to Consolidated Financial Statements (Unaudited)
Note 1—Basis of Presentation
The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and FASB Accounting Standards Codification (ASC) 270-10-S99 (Prior authoritative literature: Article 10 of Regulation S-X). Accordingly, the interim financial statements do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments necessary to present fairly the financial condition and results of operations for the reported periods, and are of a normal and recurring nature.
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
The results of operations for the nine-month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.
In accordance with FASB ASC 855-10-25 (Prior authoritative literature: FAS No. 165, “Subsequent Events”), the Corporation evaluated the events and transactions that occurred after the balance sheet date of September 30, 2009, but before the financial statements were issued for potential recognition or disclosure. In preparing these financial statements, the Corporation evaluated the events and transactions that occurred from September 30, 2009 through November 10, 2009, the date these financial statements were issued.
Note 2—Significant Accounting Policies
Stock Dividend and Per Share Computations
All per share computations include the effect of stock dividends declared. The weighted average number of shares of common stock outstanding used for basic and diluted calculations are provided below.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2009	2008	2009	2008
Net income available to common shareholders	$831	$1,130	$1,620	$3,624

Weighted average shares outstanding (basic)	4,051	3,986	4,036	3,953
Effect of dilutive stock options	0	16	0	35

Weighted average shares outstanding (diluted)	4,051	4,002	4,036	3,988

Basic earnings per common share	$0.21	$0.28	$0.40	$0.92
Diluted earnings per common share	$0.21	$0.28	$0.40	$0.91

Anti-dilutive stock options and common stock warrants excluded from the computation of earnings per share	498	85	498	85

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

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2009	2008	2009	2008
Unrealized holding gains (losses) arising during the period	$4,604	$326	$4,289	$(132)
Reclassification adjustment for gains included in income	—	—	(291)	(123)

Net unrealized gains (losses)	4,604	326	3,998	(255)
Tax effect	(1,565)	(111)	(1,359)	87

Net of tax amount	$3,039	$215	$2,639	$(168)

Cash Flow Information
For purposes of the statements of cash flows, the Corporation considers interest bearing deposits with banks, cash and due from banks, and federal funds sold to be cash and cash equivalents. Noncash items for the nine-month periods ended September 30, 2009 and 2008 consisted of the transfer of loans to foreclosed real estate for $2,992,000 and $1,674,000, respectively, and the transfer of loans held for sale to loans for investment for $3,585,000 and $0, respectively.
Supplemental Benefit Plans
In January 2009, the Corporation incurred a non-recurring cost of $242,000 to restructure employee benefit plans. Restructuring the benefit plans resulted in federal income tax benefit so that the overall transaction had an insignificant impact on net income.
Income Taxes
The provision for income taxes for the current three-month period was $75,000 and for the nine-month period ended September 30, 2009 was a $298,000 credit, or tax benefit, which reflected a low level of pretax income and a significant increase in tax-exempt income. The year-to-date tax benefit included a non-recurring federal income tax benefit of $242,000 associated with restructuring employee benefit plans in the first quarter of 2009.
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
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. The new standard became effective for interim and annual periods ending after September 15, 2009. The adoption of this statement did not have a material impact on the Corporation’s consolidated financial position or results of operations. Technical references to generally accepted accounting principals included in the Notes to Consolidated Financial Statements are provided under the new FASB ASC structure with the prior terminology included parenthetically.
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
Note 3—Securities Available-for-Sale and Held-to-Maturity
In April 2009, the FASB issued FASB ASC 320-10-65 (Prior authoritative literature: FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). FASB ASC 320-10-65 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.
In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is unlikely that the investor will be required to sell the debt security prior to its anticipated recovery, FASB ASC 320-10-65 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. FASB ASC 320-10-65 is effective for the Corporation for interim and annual reporting periods ending after June 15, 2009 and thereafter. The adoption of FASB ASC 320-10-65 did not have a material impact on the Corporation’s financial condition or results of operation.

- 9

A summary of available-for-sale and held-to-maturity securities at September 30, 2009 and December 31, 2008 is provided below.

				Estimated
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value

September 30, 2009
Available-for-sale
Debt securities
U.S. agency	$13,528	$153	$—	$13,681
State and municipal	73,355	3,087	(60)	76,382
U.S. agency mortgage-backed	87,441	2,643	—	90,084

Total available-for-sale	$174,324	$5,883	$(60)	$180,147

Held-to-maturity
Debt securities-corporate trust preferred	$2,438	2	(68)	$2,372

Total held-to-maturity	$2,438	$2	$(68)	$2,372

December 31, 2008
Available-for-sale
Debt securities
U.S. agency	$5,001	$134	$—	$5,135
State and municipal	32,392	926	(242)	33,076
U.S. agency mortgage-backed	$32,946	$1,012	$(6)	$33,952

Total available-for-sale	$70,339	$2,072	$(248)	$72,163

Held-to-maturity
Debt securities-corporate trust preferred	$2,432	$22	$(171)	$2,283

Total held-to-maturity	$2,432	$22	$(171)	$2,283

The amortized cost and estimated fair value of debt securities at September 30, 2009 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$4,295	$4,348	$516	$518
Due after one year through five years	112,948	116,453	—	—
Due after five years through ten years	51,753	53,760	—	—
Due after ten years	5,328	5,586	1,922	1,854

Total debt securities	$174,324	$180,147	$2,438	$2,372

Gross gains realized from the sale of available-for-sale securities were $291,000 and $123,000 for the nine months ended September 30, 2009 and 2008, respectively. Realized gains and losses from the sale of available-for-sale securities are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement. Securities, issued by agencies of the federal government, with a carrying value of $66,987,000 and $24,843,000 on September 30, 2009 and December 31, 2008, respectively, were pledged to secure public and trust deposits.
The table below shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2009
Available-for-sale securities
State and municipal	$4,147	$59	$503	$1	$4,650	$60

Total temporarily impaired debt securities, available- for-sale	$4,147	$59	$503	$1	$4,650	$60

Held-to-maturity
Debt securities-corporate trust preferred	$—	$—	$1,853	$68	$1,853	$68

December 31, 2008
Available-for-sale securities
State and municipal	$6,046	$242	$—	$—	$6,046	$242
U.S. agency mortgage-backed	599	6	—	—	599	6

Total temporarily impaired debt securities, available- for-sale	$6,645	$248	$—	$—	$6,645	$248

Held-to-maturity
Debt securities-corporate trust preferred	$1,920	$171	$—	$—	$1,920	$171

At September 30, 2009, the unrealized losses within the less than 12 months category of $59,000 in the available-for-sale portfolio were attributable to eight different municipality securities. The unrealized loss within the 12 months or more category of $1,000 in the available-for-sale portfolio was attributable to one municipal security and $68,000 in the held-to-maturity portfolio was attributable to three corporate trust preferred securities.
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
Management believes that unrealized losses at September 30, 2009 were primarily the result of changes in market interest rates and that it has the ability to hold these investments for a time necessary to recover the amortized cost. To date, the Corporation has collected all interest and principal on its investment securities as scheduled. Management believes that collection of the contractual principal and interest is probable and therefore, all impairment is considered to be temporary.

Note 4—Restricted Investment in Bank Stocks
Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and as of September 30, 2009 and December 31, 2008 consists of the common stock of FHLB of Pittsburgh (FHLB) and Atlantic Central Bankers Bank (ACBB). In December 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock.
Management evaluates the restricted stock for impairment in accordance with FASB ASC 942-325-35 (Prior authoritative literature: Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others). Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.
Management believes no impairment charge was necessary related to the restricted stock as of September 30, 2009.
Note 5—Loans
The composition of the loan portfolio was as follows:

	September 30,	December 31,
(dollars in thousands)	2009	2008
Commercial, industrial and agricultural	$400,311	$348,111
Real estate – construction and development	110,985	100,088

Total commercial related loans	511,296	448,199
Real estate – residential mortgages	71,757	64,928
Installment	54,075	59,951

Total consumer related loans	125,832	124,879

Total loans	$637,128	$573,078

Note 6—Deposits
The composition of deposits was as follows:

	September 30,	December 31,
(dollars in thousands)	2009	2008
Noninterest bearing demand	$54,664	$47,781
NOW	51,466	50,027
Money market	181,489	133,924
Savings	22,949	20,037
Time CDs less than $100,000	236,730	206,293
Time CDs $100,000 or more	165,677	140,067

Total deposits	$712,975	$598,129

Note 7—Long-term Debt
PeoplesBank’s obligations to the Federal Home Loan Bank of Pittsburgh (FHLBP) are primarily fixed rate instruments. A summary of long-term debt at September 30, 2009 and December 31, 2008, is provided below. The increase in long-term debt since year-end 2008 provided the financing for a leverage strategy, which is discussed in other sections of this report.

	September 30,	December 31,
(dollars in thousands)	2009	2008
Obligations of PeoplesBank to FHLBP
Due December 2009, 3.47%, convertible quarterly after December 2006	$5,000	$5,000
Due February 2010, 1.55%	15,000	—
Due June 2010, 4.32%	6,000	6,000
Due January 2011, 2.06%	14,000	—
Due January 2011, 4.30%, amortizing	3,749	3,964
Due August 2011, 2.42%	12,000	—
Due January 2012, 2.34%	10,000	—
Due June 2012, 4.25%, amortizing	1,041	1,313
Due May 2013, 3.46%, amortizing	2,036	2,422

	68,826	18,699
Capital lease obligation	454	487

Total long-term debt	$69,280	$19,186

Note 8—Regulatory Matters
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

Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to quarter-to-date average assets (leverage ratio). Management believes that Codorus Valley and PeoplesBank were well capitalized on September 30, 2009, based on FDIC capital guidelines. The increase in the capital ratios since year-end 2008 primarily reflects the sale of $16.5 million of cumulative perpetual preferred stock, which qualifies as Tier 1 capital, to the U.S. Department of the Treasury under its Capital Purchase Program, described more fully in Note 9—Shareholders’ Equity.

			Minimum for		Well Capitalized
	Actual		Capital Adequacy		Minimum*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at September 30, 2009
Capital ratios:
Tier 1 risk based	$78,369	11.86%	$26,441	4.00%	n/a	n/a
Total risk based	84,883	12.84	52,881	8.00	n/a	n/a
Leverage	78,369	9.14	34,312	4.00	n/a	n/a

at December 31, 2008
Capital ratios:
Tier 1 risk based	$60,613	10.03%	$24,179	4.00%	n/a	n/a
Total risk based	65,303	10.80	48,357	8.00	n/a	n/a
Leverage	60,613	9.12	26,576	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at September 30, 2009
Capital ratios:
Tier 1 risk based	$73,106	11.15%	$26,223	4.00%	$39,334	6.00%
Total risk based	79,620	12.15	52,446	8.00	65,557	10.00
Leverage	73,106	8.58	34,097	4.00	42,621	5.00

at December 31, 2008
Capital ratios:
Tier 1 risk based	$56,857	9.49%	$23,964	4.00%	$35,947	6.00%
Total risk based	61,547	10.27	47,929	8.00	59,911	10.00
Leverage	56,857	8.63	26,359	4.00	32,949	5.00

*	To be well capitalized under prompt corrective action provisions.
Note 9—Shareholders’ Equity
Preferred Stock Issued to the United States Department of the Treasury
In connection with the Emergency Economic Stabilization Act of 2008 (EESA), the U.S. Treasury Department (Treasury) initiated a Capital Purchase Program (CPP) which allowed for qualifying financial institutions to issue preferred stock to the Treasury, subject to certain limitations and terms. The EESA was developed to attract broad participation by strong financial institutions, to stabilize the financial system and increase lending to benefit the national economy and citizens of the United States.
On January 9, 2009, the Corporation entered into a Securities Purchase Agreement with the Treasury pursuant to which the Corporation sold to the Treasury, for an aggregate purchase price of $16.5 million, 16,500 shares of non-voting cumulative perpetual preferred stock, $1,000 liquidation value, $2.50 par value, and warrants to purchase up to 263,859 shares of common stock, par value $2.50 per share, with an exercise price of $9.38 per share. As a condition under the CPP, without the consent of the Treasury, the Corporation’s share repurchases are limited to purchases in connection with the administration of any employee benefit plan, including purchases to offset share dilution in connection with any such plans. This restriction is effective until January 9, 2012 or until the Treasury no longer owns any of the Corporation’s preferred shares issued under the CPP. The Corporation’s preferred stock is included as a component of Tier 1 capital in accordance with regulatory capital requirements. See Note 8, “Regulatory Matters” for details of the Corporation’s regulatory capital.
The preferred stock ranks senior to the Corporation’s common shares and pays a compounded cumulative dividend at a rate of 5 percent per year for the first five years, and 9 percent per year thereafter. Dividends are payable quarterly on February 15th, May 15th, August 15th and November 15th. The Corporation is prohibited from paying any dividend with respect to shares of common stock or repurchasing or redeeming any shares of the Corporation’s common shares in any quarter unless all accrued and unpaid dividends are paid on the preferred stock for all past dividend periods (including the latest completed dividend period), subject to certain limited exceptions. In addition, without the prior consent of the Treasury, the Corporation is prohibited from declaring or paying any cash dividends on common shares in excess of $0.12 per share, which was the last quarterly cash dividend per share declared prior to October 14, 2008. The preferred stock is non-voting, other than class voting rights on matters that could adversely affect the preferred stock, and is generally redeemable at the liquidation value at any time in whole or in part (i.e., a minimum of 25 percent of the issue price) with regulatory permission.

Common Stock Warrants
The 263,859 shares of common stock warrants issued to the Treasury have a term of 10 years (expiring January 9, 2019) and are exercisable at any time, in whole or in part, at an exercise price of $9.38 per share (subject to certain anti-dilution adjustments). The Treasury may not exercise the warrants for, or transfer the warrants with respect to, more than half of the initial shares of common stock underlying the warrants prior to the earlier of (i) the date on which the Corporation receives aggregate gross proceeds of not less than $16.5 million from one or more qualified equity offerings and (ii) December 31, 2009. The number of shares to be delivered upon settlement of the warrants will be reduced by 50% if the Corporation receives aggregate gross proceeds of at least 100 percent of the aggregate liquidation preference of the preferred stock from one or more qualified equity offerings prior to December 31, 2009.
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
Note 10—Contingent Liabilities
Management was not aware of any material contingent liabilities on September 30, 2009.
Note 11—Guarantees
Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $4,792,000 of standby letters of credit outstanding on September 30, 2009, compared to $4,010,000 on December 31, 2008. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding letters of credit. The amount of the liability as of September 30, 2009 and December 31, 2008, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn and therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.
Note 12—Fair Value Measurements and Fair Values of Financial Instruments
In September 2006, the FASB issued FASB ASC 820-10 (Prior authoritative literature: FASB Statement No. 157, “Fair Value Measurements”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB ASC 820-10 applies to other accounting pronouncements that require or permit fair value measurements. As permitted by the accounting guidance, the Corporation began applying FASB ASC 820-10 to all non-financial assets and liabilities measured on a non-recurring basis effective for its fiscal year beginning January 1, 2009.

- 15

In April 2009, the FASB issued FASB ASC 820-10-65 (Prior authoritative literature: FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). FASB ASC 820-10, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FASB ASC 820-10-65 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. FASB ASC 820-10-65 also includes guidance on identifying circumstances when a transaction may not be considered orderly.
FASB ASC 820-10-65 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with FASB ASC 820-10.
FASB ASC 820-10-65 clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. FASB ASC 820-10-65 provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.
FASB ASC 820-10-65 is effective for interim and annual reporting periods for the Corporation for the quarter ended June 30, 2009 and thereafter. The adoption of FASB ASC 820-10-65 did not have a material impact on the Corporation’s financial condition or results of operations.
FASB ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FASB ASC 820-10 are as follows:
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

- 16

For assets measured at fair value, the fair value measurements by level within the fair value hierarchy are as follows:

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
(dollars in thousands)		Identical Assets	Inputs	Inputs
September 30, 2009
Measured at fair value on a recurring basis:
Securities available-for-sale	$180,147	—	$180,147	—
Measured at fair value on a nonrecurring basis:
Impaired loans	$3,467	—	—	$3,467
Other real estate owned	$668	—	—	$668
December 31, 2008
Measured at fair value on a recurring basis:
Securities available-for-sale	$72,163	—	$72,163	—
Measured at fair value on a nonrecurring basis:
Impaired loans	$3,151	—	—	$3,151
In April 2009, the FASB issued FASB ASC 825-10-50 (Prior authoritative literature: FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). FASB ASC 825-10-50 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FASB ASC 825-10-50 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.
FASB ASC 825-10-50 is effective for the Corporation for interim periods ending June 15, 2009 and after. The adoption of FASB ASC 825-10-50 did not have a material impact on the Corporation’s financial condition or results of operations.
The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The methods and assumptions that follow were used to estimate the fair values of the Corporation’s financial instruments at September 30, 2009 and December 31, 2008.
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
Loans held for sale (carried at lower of cost or fair value)
The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan. At September 30, 2009, the fair value of loans held for sale exceeded the cost basis. Therefore, no write-down to fair value, valuation allowance or charge to earnings was recorded.
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
Impaired loans (generally carried at fair value)
Impaired loans are those that are accounted for under FASB ASC 310-10-35-22 (Prior authoritative literature: FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan”), in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. A portion of the allowance for loan losses is allocated to impaired loans if the value of the collateral supporting such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes that the uncollectability of a loan is confirmed. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. The fair value consists of loan balances of $5,330,000, net of a valuation allowance of $1,863,000. Additional provision for loan losses on these impaired loans was $1,743,000 for the nine-months ended September 30, 2009. Of this amount, $126,000 pertained to the third quarter.
Other Real Estate Owned (carried at lower of cost or fair value)
Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. The carrying value of other real estate, with a valuation allowance recorded subsequent to initial foreclosure, which represents only one property, was $668,000, which is net of a valuation allowance of $189,000 that was established in the third quarter of 2009.
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
Off-balance sheet financial instruments (disclosed at cost)
Fair values for the Corporation’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These amounts were not considered to be material at September 30, 2009 and December 31, 2008.
The estimated fair values of the Corporation’s financial instruments were as follows at September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$11,658	$11,658	$14,875	$14,875
Securities, available-for-sale	180,147	180,147	72,163	72,163
Securities, held-to-maturity	2,438	2,372	2,432	2,283
Restricted investment in bank stocks	4,262	4,262	2,692	2,692
Loans held for sale	2,342	2,390	7,373	7,409
Loans	630,614	634,071	568,388	565,982
Interest receivable	3,442	3,442	2,500	2,500

Financial liabilities
Noninterest bearing demand, NOW, money market and savings deposits	$310,568	$310,568	$251,769	$251,769
Time deposits	402,407	407,036	346,360	351,201
Short-term borrowings	—	—	18,283	18,283
Long-term debt	69,280	70,323	19,186	19,757
Junior subordinated debt	10,310	3,300	10,310	4,566
Interest payable	906	906	806	806

Off-balance sheet instruments	—	—	—	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Management makes significant estimates in determining the allowance for loan losses. Management considers a variety of factors in establishing this estimate such as current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, financial and managerial strengths of borrowers, adequacy of collateral, if collateral dependent, and present value of future cash flows and other relevant factors. Estimates related to the value of collateral also have a significant impact on whether or not management continues to accrue income on delinquent loans and on the amounts at which foreclosed real estate is recorded on the balance sheet. Additional information is contained in Management’s Discussion and Analysis regarding critical accounting estimates, including the provision and allowance for loan losses, located on pages 27 and 35 of this Form 10-Q.

The Corporation records its available-for-sale securities portfolio at fair value. Fair values for these securities are determined based on methodologies in accordance with FASB ASC 820-10 (Prior authoritative literature: SFAS No. 157), and as clarified by several FASB staff positions. Fair values for debt securities are volatile and may be influenced by any number of factors, including market interest rates, prepayment speeds, discount rates, credit ratings and yield curves. Fair values for debt securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or an estimate of fair value by using a range of fair value estimates in the market place as a result of the illiquid market specific to the type of security. When the fair value of a debt security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair value is below amortized cost, additional analysis is performed to determine whether an other-than-temporary impairment condition exits. Available-for-sale and held-to-maturity debt securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers whether the Corporation has the intent to sell its debt securities prior to market recovery or maturity and whether it is more likely than not that the Corporation will be required to sell its debt securities prior to market recovery or maturity. Often, information available to conduct these assessments is limited and rapidly changing; making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the debt security may be different than previously estimated, which could have a material effect on the Corporation’s results of operations and financial condition.
Management discussed the development and selection of critical accounting estimates and related Management Discussion and Analysis disclosure with the Audit Committee. There were no material changes made to the critical accounting estimates during the periods presented within this report.
Three months ended September 30, 2009,
compared to three months ended September 30, 2008
FINANCIAL HIGHLIGHTS
The Corporation earned net income available to common shareholders of $831,000 or $0.21 per share ($0.21 diluted) for the three-month period ended September 30, 2009, compared to $1,130,000 or $0.28 per share ($0.28 diluted), for the third quarter of 2008. The $299,000 or 26 percent decrease in net income available to common shareholders was attributable to increases in the provision for loan losses, noninterest expenses and preferred dividends, which offset increases in net interest income and noninterest income and a decrease in income taxes.
The $247,000 increase in the provision for loan losses was due to a decline in loan quality as a result of the long-drawn economic recession, depressed real estate values and increased unemployment. A significant increase in the loan portfolio balance during the current period also required an increase in the provision. The $1,225,000 or 25 percent increase in noninterest expenses was due primarily to increases in personnel expense, Federal Deposit Insurance Corporation (FDIC) insurance premiums and foreclosed real estate expenses. The $455,000 or 17 percent increase in personnel expense resulted from staff additions associated with planned business growth, particularly expansion of the banking franchise in the prior year. The $192,000 increase in FDIC insurance premiums was the result of an industry-wide increase in assessment rates and an increase in the volume of deposits upon which the assessment is based. The $224,000 increase in foreclosed real estate costs reflected an increase in the number of properties acquired in satisfaction of debts. Net interest income for the three-month period ended September 30, 2009, was $6,151,000, an increase of $1,017,000 or 19 percent above the third quarter of 2008 due primarily to an increase in the average volume of earning assets, principally business loans and investment securities. The net interest margin was 3.22 percent for the third quarter of 2009, compared to 3.52 percent for the third quarter of 2008. Net interest margin is net interest income (tax equivalent basis) as a percentage of average earning assets. The $130,000 or 8 percent increase in noninterest income was due primarily to an increase in gains from a larger volume of sales of mortgages. An increase in income from bank owned life insurance, which reflected additional investment in 2008, also contributed to the increase in noninterest income. The $271,000 decrease in income tax was the result of a decrease in pretax income and an increase in tax exempt income.
A more detailed analysis of the factors and trends affecting corporate earnings follows.

INCOME STATEMENT ANALYSIS
Net interest income
Net interest income for the three-month period ended September 30, 2009, was $6,151,000, an increase of $1,017,000 or 20 percent above the third quarter of 2008 due primarily to an increase in the average volume of earning assets. The net interest margin, on a tax equivalent basis, was 3.22 percent for the third quarter of 2009, compared to 3.52 percent for the third quarter of 2008. The decrease in the net interest margin reflected: the low level of market interest rates, which has depressed yields on variable (floating) rate loans, overnight investments and investment securities; an elevated level of nonperforming assets; and excess liquidity.
For the third quarter of 2009, total interest income increased $1,217,000 or 13 percent above 2008 due primarily to an increase in the average volume of earning assets. Earning assets averaged $798 million and yielded 5.32 percent (tax equivalent basis) for the current quarter, compared to $600 million and 6.19 percent, respectively, for the third quarter of 2008. The $198 million or 33 percent increase in average earning assets was primarily the result of strong growth in the business loan and investment securities portfolios.
For the third quarter of 2009, total interest expense increased $200,000 or 5 percent above the third quarter of 2008 due to a larger volume of interest bearing liabilities. Total interest bearing liabilities averaged $733 million at an average rate of 2.29 percent for the current quarter, compared to $537 million and 2.99 percent, respectively, for the third quarter of 2008. The $196 million or 36 percent increase in average interest bearing liabilities was the result of strong growth in the average volume of time deposits and money market deposits. An increase in the average volume of long-term debt, which provided the financing for a leverage strategy described elsewhere in this report, also contributed to the increase in interest bearing liabilities. More information about net interest income is provided in the year-to-date section of this report.
Provision for loan losses
For the quarter ended September 30, 2009, the provision for loan losses was $600,000, compared to $353,000 for the third quarter of 2008. The $247,000 or 70 percent increase was due to a decline in loan quality as a result of the long-drawn economic recession, depressed real estate values and increased unemployment. A significant increase in the loan portfolio balance during the current period required an increase in the provision.
Noninterest income
The following table presents the components of total noninterest income for the third quarter of 2009, compared to the third quarter of 2008. Total noninterest income increased $130,000 or 8 percent.

Table 1 — Noninterest income

	Three months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2009	2008	$	%

Trust and investment services fees	$347	$307	$40	13%
Income from mutual fund, annuity and insurance sales	312	390	(78)	(20)
Service charges on deposit accounts	592	592	—	—
Income from bank owned life insurance	162	73	89	122
Other income	144	121	23	19
Gain on sales of mortgages	191	135	56	41

Total noninterest income	$1,748	$1,618	$130	8%

The discussion that follows addresses changes in selected categories of noninterest income.
Trust and investment services fees—The increase reflected an increase in income from sales growth of settlement advisory services and the periodic recognition of estate fee income.
Income from mutual fund, annuity and insurance sales—The decrease in income from the sale of mutual funds, annuities and insurance products by Codorus Valley Financial Advisors, a subsidiary of PeoplesBank, was a result of depressed capital markets and the impact it had on the volume of sales and fees. A portion of our fees is calculated on market prices of assets under management.
Service charges on deposit accounts—In spite of increases in deposit volumes and number of accounts during the current quarter, service charges were flat as deposit clients exhibited conservative spending and money management behavior due to concerns about the economic recession and job security.
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
Gain on sales of mortgages—The increase in gains from the sale of mortgages was the result of an increase in the volume of sales. During the current quarter, the low level of market interest rates and the first time homebuyers tax credit program, both influenced by the federal government to stimulate the economy, increased mortgage banking activity.
Noninterest expense
The following table presents the components of total noninterest expense for the third quarter of 2009, compared to the third quarter of 2008. Total noninterest expense increased $1,225,000 or 25 percent.

Table 2 — Noninterest expense

	Three months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2009	2008	$	%

Personnel	$3,199	$2,744	$455	17%
Occupancy of premises, net	413	367	46	13
Furniture and equipment	427	349	78	22
Postage, stationery and supplies	104	117	(13)	(11)
Professional and legal	121	110	11	10
Marketing and advertising	235	249	(14)	(6)
FDIC insurance	278	86	192	223
Debit card processing	131	136	(5)	(4)
Charitable donations	7	20	(13)	(65)
Telephone	132	67	65	97
Foreclosed real estate	310	86	224	260
Other	791	592	199	34

Total noninterest expense	$6,148	$4,923	$1,225	25%

The discussion that follows addresses changes in selected categories of noninterest expense.
Personnel—The increase in personnel expense, comprised of wages/sales commissions, payroll taxes and employee benefits, resulted primarily from the full year’s effect of staff additions associated with expansion of the banking franchise in the prior year. In 2008, three full service financial centers were added, one in the first quarter of 2008 and two in the fourth quarter of that year.
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
FDIC insurance—The increase in Federal Deposit Insurance Corporation (FDIC) insurance premiums was the result of an industry-wide increase in assessment rates and an increase in the volume of deposits upon which the assessment is based.
Telephone—The increase in telephone expense reflected one-time conversion costs to a new carrier, telecommunication enhancements and expansion of the banking franchise. During 2008, the Corporation’s telecommunications carrier abruptly declared bankruptcy, which temporarily disrupted service and resulted in disputes pertaining to the validity of billing charges. A portion of the increase in 2009 telephone expense pertained to catch-up billings from the prior year from the replacement telecommunications carrier.
Foreclosed real estate—The increase in foreclosed real estate expenses reflected an increase in the number of properties acquired in satisfaction of debt. The current quarter included a $189,000 provision for the decline in the net realizable value of a foreclosed property that management is actively trying to liquidate.

Other—The increase in other expense, which is comprised of many underlying expenses, increased primarily as a result of a $78,000 increase in carrying costs on a larger volume of impaired commercial loans and a $39,000 increase in appraisal expenses associated with loan growth. The remaining increase in other expenses was generally due to corporate growth.
Income taxes
The provision for income tax for the third quarter of 2009 was $75,000, compared to $346,000 for the same period in 2008. The decrease in income tax was the result of a decrease in pretax income and an increase in tax-exempt income. For both periods the Corporation’s statutory federal income tax rate was 34 percent. The Corporation’s effective federal income tax rate was approximately 5 percent for the third quarter of 2009 and 21 percent for the third quarter of 2008. The effective tax rate differs from the statutory tax rate due to the impact of low-income housing credits and tax-exempt income including income from bank owned life insurance. The effective tax rate for 2009 decreased primarily as a result of the decrease in pretax income.
Nine months ended September 30, 2009,
compared to nine months ended September 30, 2008
FINANCIAL HIGHLIGHTS
The Corporation earned net income available to common shareholders of $1,620,000 or $0.40 per share ($0.40 diluted) for the nine-month period ended September 30, 2009, compared to $3,624,000 or $0.92 per share ($0.91 diluted), for the same period of 2008. The $2,004,000 or 55 percent decrease in net income available to common shareholders was primarily the result of increases in the provision for loan losses, noninterest expenses and preferred dividends, which offset increases in net interest income and noninterest income and a decrease in income taxes.
The $1,070,000 or 76 percent increase in the provision for loan losses was the result of additions to the allowance for impaired commercial real estate loans and significant growth in the loan portfolio balance. Allocations to the allowance were deemed necessary due to continued uncertainty in the economy, depressed real estate values and an increase in the level of nonperforming loans.
The $3,514,000 or 24 percent increase in noninterest expense was due primarily to an increase in operating expenses associated with expansion of the banking franchise, an increase in Federal Deposit Insurance Corporation (FDIC) deposit insurance premiums, and an increase in carrying costs and loss provisions associated with impaired loans and foreclosed real estate. During 2008, the Corporation added three full service financial centers to its banking franchise bringing the total number of financial centers to seventeen, fifteen located in Pennsylvania and two located in Maryland. Current period FDIC insurance premiums totaled $1,154,000, an increase of $916,000 or 385 percent above the nine-month period ended September 30, 2008. Of the total insurance premiums, $382,000 (or $252,000 after tax) pertained to a special FDIC assessment effective June 30, 2009, which was imposed on all commercial financial institutions. The remaining increase in deposit insurance premiums was caused by an industry-wide increase in assessment rates by the FDIC and an increase in the volume of deposits upon which the assessment is based. Carrying costs and loss provisions associated with impaired loans and foreclosed real estate increased $405,000 above the prior year, which reflected increases in the volume of impaired loans and foreclosed real estate. A $242,000 non-recurring cost of restructuring employee benefit plans in the current period also contributed to the increase in noninterest expense. Restructuring the benefit plans resulted in a federal income tax benefit so that the overall transaction had an insignificant impact on net income.

Net interest income for the nine-month period ended September 30, 2009, was $16,939,000, an increase of $1,262,000 or 8 percent above the same period in 2008 due to a larger volume of earning assets, principally business loans and investment securities. The net interest margin was 3.10 percent for the first nine months of 2009, compared to 3.75 percent for the same period in 2008. Total noninterest income was $5,653,000 for the current nine-month period, an increase of $452,000 or 9 percent above 2008, as adjusted to exclude securities gains. The increase in noninterest income was primarily attributable to increases in gains from the sale of mortgages and income from bank owned life insurance. The provision for income tax for the current period was a $298,000 credit (benefit), compared to a $1,112,000 expense for the same period in 2008. The decrease in income tax was the result of a decrease in pretax income, an increase in tax-exempt income and the recognition of a non-recurring $242,000 tax benefit associated with restructuring employee benefit plans.
Total assets were approximately $870 million on September 30, 2009, an increase of $220 million or 34 percent above September 30, 2008. Asset growth occurred primarily in the business loans and investment securities portfolios, which were funded primarily by an increase in deposits, principally money market and time deposits, and to a lesser degree, borrowing from the Federal Home Loan Bank of Pittsburgh.
Net income as a percentage of average shareholders’ equity (ROE) was 4.47 percent for the first nine months (annualized) of 2009, compared to 9.72 percent for the same period of 2008. Net income as a percentage of average total assets (ROA) was 0.38 percent for the first nine months (annualized) of 2009, compared to 0.78 percent for the same period of 2008. The decrease in both ratios for 2009 reflected the decrease in earnings. The ROE ratio was further depressed as a result of a $16.5 million capital addition described in the Shareholders’ Equity and Capital Adequacy section of this report. The efficiency ratio (noninterest expense as a percentage of net interest income plus noninterest income on a tax equivalent basis) was 76.9 percent for the first nine months of 2009, compared to 68.5 percent for the same period of 2008. The increase in the efficiency ratio during the current period reflected the increase in operating expenses described above.
On September 30, 2009, the nonperforming assets ratio was 3.98 percent, compared to 1.93 percent for September 30, 2008. Net loan charge-offs for the current nine month period totaled $659,000, compared to $488,000 for the same period in 2008. Information regarding nonperforming assets is provided in the Risk Management section of this report, including Table 5—Nonperforming Assets. Based on a recent evaluation of probable loan losses and the current loan portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on September 30, 2009. An analysis of the allowance is provided in Table 6—Analysis of Allowance for Loan Losses.
Note 8—Regulatory Matters, shows that PeoplesBank exceeded the minimum ratios for well capitalized institutions on September 30, 2009.
A more detailed analysis of the factors and trends affecting corporate earnings follows.
INCOME STATEMENT ANALYSIS
Net interest income
Net interest income for the nine-month period ended September 30, 2009, was $16,939,000, an increase of $1,262,000 or 8 percent above the same period in 2008 due primarily to an increase in the average volume of earning assets. The net interest margin, on a tax equivalent basis, was 3.10 percent for the first nine months of 2009, compared to 3.75 percent for the same period in 2008. The decrease in the net interest margin reflected: the low level of market interest rates, which has depressed yields on variable (floating) rate loans, overnight investments and investment securities; an elevated level of nonperforming assets; excess liquidity; and the impact of the leverage strategy implemented earlier this year.
Interest income for the nine-month period ended September 30, 2009 totaled $29,634,000, an increase of $2,195,000 or 8 percent above 2008 due primarily to an increase in the average volume of earning assets. Earning assets averaged $767 million and yielded 5.31 percent (tax equivalent basis) for the current period, compared to $576 million and 6.48 percent, respectively, for the first nine months of 2008. The $191 million or 33 percent increase in average earning assets was primarily the result of strong growth in the business loan and investment securities portfolios. The increase in business loans reflected additions to the business banking staff and changes in the competitive landscape that benefited the Corporation. The increase in investment securities, principally U.S. agency mortgage-backed bonds and tax-exempt municipal bonds, resulted from the leverage strategy, which is discussed in the Investment Securities section of this report. The leverage strategy is expected to make a positive contribution to net interest income; however, the 2 percent tax equivalent margin spread resulting from this strategy is expected to constrain the Corporation’s net interest margin.

Interest expense for the nine-month period ended September 30, 2009 totaled $12,695,000, an increase of $933,000 or 8 percent above 2008 due primarily to an increase in the average volume of interest bearing liabilities. Total interest bearing liabilities averaged $697 million at an average rate of 2.43 percent for the current period, compared to $517 million and 3.04 percent, respectively, for the first nine months of 2008. The $180 million or 35 percent increase in interest bearing liabilities was the result of increases in the average volume of time deposits, money market deposits and long-term debt. Federally insured bank deposits continue to provide a safe haven to our clients who are increasingly concerned about the economic recession, volatility in the capital markets and rising unemployment. The addition of three financial centers in 2008 and competitive pricing also contributed to the increase in deposit volumes. The increase in long-term debt provided the financing for a leverage strategy, which is discussed in the Long-term Debt section of this report.
Provision for loan losses
For the nine-month period ended September 30, 2009, the provision for loan losses was $2,483,000, compared to $1,413,000 for same period in 2008. The $1,070,000 or 76 percent increase was due primarily to a decline in loan quality as a result of the long-drawn economic recession, depressed real estate values and increased unemployment. A significant increase in the loan portfolio balance during the current period also contributed to the increase in the provision. Information about loan quality is provided in the Nonperforming Asset section of this report on page 33.
Noninterest income
The following table presents the components of total noninterest income for the nine-month period ended September 30, 2009, compared to the same nine-month period in 2008. After removing the impact of gains from the sale of investment securities, total noninterest income increased $452,000 or 9 percent above 2008.
Table 3 — Noninterest income

	Nine months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2009	2008	$	%

Trust and investment services fees	$961	$983	$(22)	(2)%
Income from mutual fund, annuity and insurance sales	1,016	1,374	(358)	(26)
Service charges on deposit accounts	1,698	1,675	23	1
Income from bank owned life insurance	480	208	272	131
Other income	446	367	79	22
Gain on sales of mortgages	761	303	458	151
Gain on sales of securities	291	123	168	137

Total noninterest income	$5,653	$5,033	$620	12%

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
Gain on sales of mortgages—The increase in gains from the sale of mortgages was the result of an increase in the volume of sales. During the current period, the low level of market interest rates and the first time homebuyers tax credit program, both influenced by the federal government to stimulate the economy, increased mortgage banking activity.
Gain on sales of securities—During the current period, PeoplesBank took advantage of the low interest rate environment and sold approximately $9 million in U.S. agency mortgage-backed bonds, which generated $291,000 in gains that were recognized into income. Sale proceeds were reinvested into U.S. agency mortgage-backed bonds and tax-exempt municipal securities.
Noninterest expense
The following table presents the components of total noninterest expense for the first nine months of 2009, compared to the first nine months of 2008. Total noninterest expenses increased $3,514,000 or 24 percent.

Table 4 — Noninterest expense

	Nine months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2009	2008	$	%

Personnel	$9,702	$8,277	$1,425	17%
Occupancy of premises, net	1,341	1,144	197	17
Furniture and equipment	1,263	1,067	196	18
Postage, stationery and supplies	353	352	1	0
Professional and legal	304	307	(3)	(1)
Marketing and advertising	475	531	(56)	(11)
FDIC insurance	1,154	238	916	385
Debit card processing	383	377	6	2
Charitable donations	214	621	(407)	(66)
Telephone	387	151	236	156
Foreclosed real estate	415	157	258	164
Other	2,084	1,339	745	56

Total noninterest expense	$18,075	$14,561	$3,514	24%

The discussion that follows addresses changes in selected categories of noninterest expense.
Personnel—The increase in personnel expense, comprised of wages/sales commissions, payroll taxes and employee benefits, resulted primarily from the full year’s effect of staff additions associated with expansion of the banking franchise in the prior year. During 2008, PeoplesBank added three full service financial centers, one in the first quarter and two in the fourth quarter of that year. A non-recurring cost of $242,000 in the first quarter of 2009 to restructure employee benefit plans also contributed to the increase in personnel expense. However, restructuring the benefit plans resulted in a federal income tax benefit so that the overall transaction had an insignificant impact on net income.
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

On September 30, 2009, the FDIC sent a notice of proposed rulemaking, which would require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 30, 2009. The proposed assessment rate would be the insured institution’s base assessment rate in effect on September 30, 2009. That rate would be increased by 3 basis points in 2011 and 2012. Also for purposes of calculating the prepaid amount, an insured institution’s third quarter 2009 assessment base, e.g., total domestic deposits, would be increased quarterly at a 5 percent annual growth rate through the end of 2012. Insured institutions would record the entire prepaid assessment as a prepaid expense and amortize an appropriate amount as an expense to coincide with the time period. For example, the prepaid premium expense associated with the first quarter of 2010 would be expensed in that period and the related prepaid premium asset reduced by the same amount. This accounting process would continue every quarter until the prepaid assessment was depleted. The FDIC is proposing prepaid assessments as a means of collecting enough funds to meet its upcoming liquidity needs. This strategy is preferable to a continuation of special assessments, which can erode a depository institution’s capital base.
Charitable donations—The level of charitable donations was particularly large in the prior period. During the first quarter of 2008, the Corporation accrued $444,000 for a donation commitment that qualified for a $400,000 (90%) state tax credit for educational improvement. The tax credit was used to reduce the Pennsylvania shares tax expense included in the other expense category.
Telephone—The increase in telephone expense reflected one-time conversion costs to a new carrier, telecommunication enhancements and expansion of the banking franchise. During 2008, the Corporation’s telecommunications carrier abruptly declared bankruptcy, which temporarily disrupted service and resulted in disputes pertaining to the validity of billing charges. A portion of the increase in 2009 telephone expense pertained to catch-up billings from the prior year from the replacement telecommunications carrier.
Foreclosed real estate—The foreclosed real estate category includes carrying costs, typically insurance, real estate taxes and legal fees, and losses associated with declines in the net realizable value of the property. The increase in the current period expense generally reflects a larger portfolio of foreclosed real estate properties.
Other—The increase in other expense, which is comprised of many underlying expenses, increased primarily as a result of increases in Pennsylvania shares tax and carrying costs on impaired loans. Shares tax expense increased $425,000 because the level of shares tax for 2008 was unusually low as a result of recognizing a $400,000 tax credit in that year. The tax credit is described above in the charitable donations category. Carrying costs on impaired loans (typically insurance, real estate taxes and legal fees, and on a less frequent basis expenditures to maintain operations for a going concern) increased $147,000 due primarily to an increase in the volume of impaired loans.
In the period ahead, it is probable that noninterest expenses will increase as a result of increased FDIC deposit insurance premiums, increased carrying costs associated with impaired assets, planned improvements to selected corporate facilities, investment in technology initiatives, regulatory compliance and normal business growth.
Income taxes
The provision for income tax was a $298,000 credit, or tax benefit, for the current nine-month period, compared to a $1,112,000 expense for the same period in 2008. The $1,410,000 decrease in the tax provision was the result of a decrease in pretax income, an increase in tax-exempt income and the recognition of a one-time $242,000 tax benefit associated with restructuring employment plans. For both periods, the Corporation’s statutory federal income tax rate was 34 percent. The Corporation’s effective federal income tax rate was negative for the current nine-month period and 22 percent for the first nine months of 2008. The effective tax rate differs from the statutory tax rate due to the impact of low income housing credits and tax-exempt income including income from bank owned life insurance. The effective tax rate for 2009 decreased primarily as a result of the decrease in pretax income.

BALANCE SHEET REVIEW
Investment securities
On September 30, 2009, the fair value of the securities available-for-sale portfolio totaled $180 million, compared to $72 million at year-end 2008. The increase in the investment securities portfolio was primarily the result of implementing an $80 million leverage strategy that involved investing in investment grade U.S. agency mortgage-backed bonds (3-4 year average lives) and tax-exempt municipal bonds (5-10 year maturities), which were financed by borrowing from the Federal Home Loan Bank of Pittsburgh. The leverage strategy, which was completed in April 2009, is expected to generate a 2 percent tax-equivalent margin spread, which will cover the dividends payable and related costs associated with the recent issuance of preferred stock described in Note 9—Shareholders’ Equity. During the current period, PeoplesBank took advantage of the low interest rate environment and sold approximately $9 million in U.S. agency mortgage-backed bonds, which generated $291,000 in gains that were recognized into income. Sale proceeds were reinvested into U.S. agency mortgage-backed bonds and tax-exempt municipal bonds.
Restricted investment in bank stocks
At September 30, 2009, PeoplesBank held $4,262,000 in restricted common stock, compared to $2,692,000 at year-end 2008. The increase was required to obtain advances from the Federal Home Loan Bank of Pittsburgh (FHLBP) to finance the leverage strategy previously discussed. Investment in restricted stock is a condition to obtaining credit from the FHLBP and the Atlantic Central Bankers Bank (ACBB) organizations. Of the total, $4,187,000 consisted of stock issued by the FHLBP and $75,000 issued by the ACBB. In December 2008, the FHLBP announced the suspension of the payment of dividends on its common stock and its repurchase of capital stock as strategies to preserve its capital.
Loans
On September 30, 2009, total loans were $637 million, an increase of $64 million or 11 percent above year-end 2008. The increase was attributable to an increase in business loans, the result of additions to the business banking staff and changes in the competitive landscape that benefited the Corporation. As a result of the recessionary economy and rising unemployment there has been little or no demand for consumer loans. The average yield (tax equivalent basis) earned on total loans was 5.78 percent for the current nine-month period, compared to 6.80 percent for the first nine months of 2008. The decline in loan yields, particularly floating rate loans, reflected a series of aggressive interest rate cuts by the Federal Reserve Bank from September 2007 through April 2008 and again during the fourth quarter of 2008 in its continuing efforts to stimulate the recessionary economy. The historically low level of the LIBOR reflects the impact of a global economic recession and disrupted credit markets. The composition of the Corporation’s loan portfolio at September 30, 2009, compared to December 31, 2008, is provided in Note 5—Loans.
Deposits
On September 30, 2009, total deposits were approximately $713 million, an increase of $115 million or 19 percent above year-end 2008. The increase in total deposits, as shown in Note 6—Deposits, occurred primarily in the time (CD) and money market deposit categories and were generated from local markets. The Corporation does not rely on brokered deposits to fund its operation. On September 30, 2009, the volume of brokered deposits was less than $7 million, which resulted from participation in the Certificate of Deposit Account Registry Service (CDARS). Federally insured bank deposits continue to provide safe haven to our clients who are increasingly concerned about the economic recession, volatility in the capital markets and rising unemployment. The addition of three financial centers in 2008 and competitive pricing also contributed to the increase in deposit volumes. The average rate paid on interest-bearing deposits was 2.40 percent for the current period nine month period, compared to 2.95 percent for the first nine months of 2008.

Long-term debt
On September 30, 2009, long-term debt totaled $69 million, compared to $19 million at year-end 2008. During the current period, PeoplesBank borrowed approximately $66 million in term debt from the Federal Home Loan Bank of Pittsburgh (FHLBP). Maturities were staggered over three years at an average rate of 2.04 percent. PeoplesBank borrowed from the FHLBP to finance investments in securities. i.e., effect a leverage strategy, to generate sufficient margin spread to cover the costs of the dividends payable on the preferred stock issued in January 2009 as described below in the shareholders’ equity and capital adequacy section and in Note 9—Shareholders’ Equity. In April 2009, PeoplesBank paid off a $15 million/2% FHLBP advance prior to its August 2010 maturity to reduce excess liquidity and interest expense. A listing of outstanding long-term debt obligations is provided in Note 7—Long-term Debt.
Shareholders’ equity and capital adequacy
Shareholders’ equity or capital enables Codorus Valley to maintain asset growth and absorb losses. Total shareholders’ equity was approximately $72.5 million on September 30, 2009, an increase of approximately $20.4 million or 39 percent above December 31, 2008. The increase was caused primarily by the issuance of $16.5 million of preferred stock described below. An increase in accumulated other comprehensive income from unrealized gains, net of federal income tax, on securities available for sale also contributed to the increase in shareholders’ equity.
The Corporation typically pays cash dividends on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other factors. On October 13, 2009, the Board of Directors declared a quarterly cash dividend of $0.03 per common share payable on November 10, 2009, to shareholders of record October 27, 2009. This dividend follows a $0.03 per share dividend paid in August, a $0.08 per share dividend paid in May, and a $0.12 per share dividend paid in February. Total cash dividends for 2009 will total $0.26 per share, compared to $0.51 per share, as adjusted, for 2008. The decrease in common cash dividends for 2009 reflects the decline in earnings and the need to preserve capital for balance sheet growth and for unexpected losses that could arise from a prolonged economic recession. The Corporation’s recent participation in the U.S. Department of the Treasury’s Capital Purchase Program requires regulatory approval to increase quarterly cash dividends on common stock above the $0.12 per share level that prevailed just prior to the issuance of the preferred stock.
As previously disclosed, on January 9, 2009, the Corporation sold 16,500 shares of $1,000 liquidation value ($2.50 par value) nonvoting cumulative perpetual preferred stock to the U.S. Department of the Treasury (Treasury) under the Treasury’s voluntary Capital Purchase Program (CPP) and received $16.5 million in capital funds. Codorus Valley, which is well capitalized, plans to use the capital to sustain its loan growth plans, expand its banking franchise and to strengthen its capital base against economic uncertainties. The preferred stock, which qualifies as Tier 1 capital, is generally redeemable at any time in whole or in part (i.e., a minimum of 25 percent of the issue price) with regulatory permission. The dividend on the preferred stock is 5 percent per annum for the first five years, and 9 percent thereafter and is paid quarterly. Under the CPP, the Corporation was also required to issue a warrant (option) to the Treasury to allow the Treasury to purchase 263,859 shares of common stock at an initial exercise price of $9.38 per share (subject to adjustment for stock dividends, splits, etc.). The 10-year warrant can be exercised by the Treasury at any time on or before January 9, 2019. The CPP places restrictions on the ability of participating institutions, without obtaining permission from the Treasury, to increase dividends and repurchase common stock. The CPP also places restrictions on incentive compensation to senior executives. The annual after-tax cost of the preferred stock is approximately $982,000, ($825,000 in dividends plus $157,000 for the average implied cost of the warrant), which is charged to retained earnings. Management initiated an $80 million leverage strategy to generate sufficient income to offset costs associated with the dividends payable on the preferred stock. The leverage strategy, which was completed in April 2009, involved borrowing from the Federal Home Loan Bank of Pittsburgh and investing the proceeds in investment grade securities to achieve a 2 percent margin spread.

Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 8—Regulatory Matters, to the financial statements. Management believes that Codorus Valley and PeoplesBank were well capitalized on September 30, 2009, based on FDIC capital guidelines. The increase in the capital ratios since year-end 2008 reflects the issuance of $16.5 million of cumulative perpetual preferred stock, which qualifies as Tier 1 capital, to the U.S. Department of the Treasury under its Capital Purchase Program, described above and in Note 9—Shareholders’ Equity.
RISK MANAGEMENT
Credit risk management
The Credit Risk Management section included in Item 7 of our 2008 Form 10-K provides a general overview of the credit risk management process and loan concentrations. Credit risk represents the possibility that a loan client, counterparty or issuer may not perform in accordance with contractual terms posing one of the most significant risks to the Corporation. In addition to the credit risk controls described in the Form 10-K, management also uses loan-to-value ratios (LTV ratios) to minimize the risk of loss on the loan portfolio. At September 30, 2009, the LTV ratios listed below were in effect. An acceptable appraisal is required on all real estate secured loans. Further, an appraisal performed by an independent licensed appraiser is required for real estate secured loans where the amount is above $100,000 or is non-owner occupied or if the LTV ratio is above 70 percent for commercial property or above 90 percent of the tax assessed value for owner occupied residential property.

Loan type	LTV ratio %
Residential, owner occupied 1-4 units, tax assessment	90
Residential, owner occupied 1-4 units, certified appraisal	80
Residential, non-owner occupied 1-4 units, certified appraisal	75
Residential, 5 or more units	75
Agricultural	75
Commercial	70
Industrial	65
Vacant land	65
Nonperforming assets
The following table presents asset categories posing the greatest risk of loss. Management generally places a loan on nonaccrual status and ceases accruing interest income, i.e., recognizes interest income on a cash basis, when loan payment performance is unsatisfactory and the loan is past due 90 days or more. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. The final category, foreclosed real estate, is real estate acquired to satisfy debts. The paragraphs below explain significant changes in the aforementioned categories for September 30, 2009, compared to December 31, 2008.

Table 5 — Nonperforming Assets

	September 30,		December 31,
(dollars in thousands)	2009		2008

Nonaccrual loans	$19,946		$8,396
Accruing loans that are contractually past due 90 days or more as to principal or interest	657		61
Foreclosed real estate, net of allowance	4,974		2,052

Total nonperforming assets	$25,577		$10,509

Ratios:
Nonaccrual loans as a % of total period-end loans	3.13%		1.47%

Nonperforming assets as a % of total period-end loans and net foreclosed real estate	3.98%		1.83%

Nonperforming assets as a % of total period-end shareholders’equity	35.26%		20.14%

Allowance for loan losses as a multiple of nonaccrual loans	.3	x	.6	x
On September 30, 2009, nonaccrual loans consisted of collateralized business and mortgage loans, and consumer loans. The nonaccrual loan portfolio balance totaled $19,946,000 on September 30, 2009, and was comprised of 19 unrelated accounts ranging in size from $2,000 to $5,109,000. Four unrelated commercial real estate loan accounts, which represent 91 percent of the total nonaccrual loan portfolio balance, are described below.
Loan no. 1—PeoplesBank owns a 28.91 percent participation loan interest. Accordingly, its share of the outstanding principal balance of the loan is $5,109,000. The collateral supporting the loan is a condominium building located in a popular resort area. In November 2009, the borrower plans to conduct a public auction for 15 of the 81 condominium units for sale, which is part of a broader plan between the borrower and the participating banks to repay the loan.
Loan no. 2—The outstanding principal loan balance is $5,041,000. During the second quarter of this year based on an appraisal of the improved real estate collateralizing the loan and other factors, management established a $1,649,000 allowance for possible loss. Management is in the process of pursuing its remedies against the borrowers and guarantors.
Loan no. 3—The outstanding principal loan balance is $4,638,000. In management’s judgment the loan is adequately collateralized by improved real estate. A public auction for the property is scheduled for November 2009.
Loan no. 4—The outstanding principal loan balance is $3,298,000. This account is collateralized by 266 acres of unimproved land that has been approved for residential development. A public auction for the property is scheduled for December 2009.
Further provision for loan losses may be required on nonaccrual loans when additional information becomes available, including the outcome of public auctions.

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
On September 30, 2009, loans past due 90 days or more totaled $657,000. Of this total, $450,000 pertained to a commercial loan that has matured. Subsequent to September 30, the loan term was extended and additional collateral was obtained from the borrower to bring the loan into compliance with the Corporation’s LTV ratio policy.
On September 30, 2009, foreclosed real estate, net of allowance, totaled $4,974,000, compared to $2,052,000 on December 31, 2008. The current portfolio, which is included in the other assets category, contains five unrelated properties, which management is actively attempting to liquidate.
Property no. 1—The property is an unoccupied nine unit condominium building with a carrying value of $1,822,000, which is being held in a non-bank subsidiary of the Corporation pending eventual sale of the individual units. To date, the Corporation has received letters of intent to purchase two of the units.
Property no. 2—The property is improved real estate and has a carrying value of $348,000. In October 2009 this property was sold for cash. The sale resulted in full recovery of the principal carrying value plus a $113,000 gain, which will be recognized in fourth quarter operations.
Property no. 3—PeoplesBank has a 25 percent participation loan interest in this improved real estate. The carrying value of PeoplesBank’s interest is $699,000.
Property no. 4—PeoplesBank has an 18.4 percent participation loan interest in this improved real estate. The carrying value of PeoplesBank’s interest is $668,000, which is net of a $189,000 allowance for possible loss.
Property no. 5—PeoplesBank has a 64 percent participation loan interest in 42 improved lots, which are approved for residential development. The carrying value of PeoplesBank’s interest is $1,437,000.
Other than property no. 4, there was no valuation allowance for foreclosed real estate as management believes there were no declines in the fair value of individual assets since the properties were foreclosed on and a new carrying basis was established.
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
The allowance was $6,514,000 or 1.02 percent of total loans, on September 30, 2009, compared to $4,359,000 and 0.83 percent, respectively, on September 30, 2008. The increase in the allowance reflects credit quality issues for selected commercial real estate loans and was based on management’s estimate of the amount necessary to bring the allowance to a level reflective of the risk in the loan portfolio and loan growth. Management also considered macro-economic factors that could adversely affect the ability of PeoplesBank’s loan clients to repay their loans, including the general economic recession, rising unemployment and continued downturn in the real estate market. The Corporation does not participate in the subprime lending market, and accordingly, it has no direct loss exposure to subprime lending. Based on its evaluation of probable loan losses in the current portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on September 30, 2009.

Table 6 — Analysis of Allowance for Loan Losses

(dollars in thousands)	2009	2008
Balance-January 1,	$4,690	$3,434

Provision charged to operating expense	2,483	1,413

Loans charged off:
Commercial	520	1
Real estate-construction	—	481
Real estate-mortgage	20	—
Consumer	173	44

Total loans charged off	713	526

Recoveries:
Commercial	13	34
Real estate-mortgage	7	2
Consumer	34	2

Total recoveries	54	38

Net charge-offs	659	488

Balance-September 30,	$6,514	$4,359

Ratios:
Annualized net charge-offs to average total loans	0.15%	0.14%
Allowance for loan losses to total loans at period-end	1.02%	0.83%
Allowance for loan losses to nonaccrual loans and loans past due 90 days or more	31.6%	53.1%
Liquidity risk management
At September 30, 2009, management believes that liquidity was adequate based on the potential liquidation of a $180 million portfolio of available-for-sale securities, valued at September 30, 2009, and available credit from the Federal Home Loan Bank of Pittsburgh (FHLBP). On September 30, 2009, available funding from the FHLBP was approximately $47 million. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. Codorus Valley’s loan-to-deposit ratio, which is used as a broad measure of liquidity, was approximately 89.4 percent on September 30, 2009, compared to 95.8 percent on December 31, 2008. The decrease in the ratio was the result of deposit growth outpacing loan growth.
Off-Balance Sheet Arrangements
Codorus Valley’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on September 30, 2009, totaled $166,185,000 and consisted of $133,123,000 in unfunded commitments under existing loan facilities, $28,270,000 to grant new loans and $4,792,000 in letters of credit. Normally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn and therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not applicable to smaller reporting companies.

Item 4T.	Controls and Procedures
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, the Corporation’s disclosure controls and procedures are effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints, that the benefits of controls must be considered relative to their costs, and inherent limitations that may not prevent fraud, particularly by collusion of two or more people or by management override of a control.
There has been no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2009, that has materially affected or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
On October 2, 2009, the SEC announced that auditor attestation reports for non-accelerated filers (smallest public companies with a public float below $75 million) relative to compliance with section 404 of the Sarbanes-Oxley Act of 2002 are required for fiscal years ending on or after June 15, 2010, (effectively December 31, 2010 for the Corporation). This announcement extended the previous expiration date for this requirement which was for fiscal years ending on or after December 15, 2009.
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

Codorus Valley Bancorp, Inc.
(Registrant)

November 10, 2009	/s/ Larry J. Miller

Date	Larry J. Miller President & CEO (Principal executive officer)

November 10, 2009	/s/ Jann A. Weaver

Date	Jann A. Weaver Treasurer & Assistant Secretary (Principal financial and accounting officer)