Form 10-K
period 2009-12-31
CODORUS VALLEY BANCORP INC
filed 2010-03-24
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
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
☐ Yes ☒ No

The aggregate market value of Codorus Valley Bancorp, Inc.’s voting stock held by non-affiliates was approximately $23,538,171 as of June 30, 2009.

As of March 17, 2010, Codorus Valley Bancorp, Inc. had 4,079,410 shares of common stock outstanding, par value $2.50 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2010.

Codorus Valley Bancorp, Inc.
Form 10-K Index

PART I

Item 1: Business

Codorus Valley Bancorp, Inc. (Codorus Valley or the Corporation) is a Pennsylvania business corporation, incorporated on October 7, 1986. On March 2, 1987, Codorus Valley became a bank holding company under the Bank Holding Company Act of 1956. PeoplesBank, A Codorus Valley Company (PeoplesBank) is its wholly owned bank subsidiary. SYC Realty Co., Inc. is its wholly owned nonbank subsidiary. Codorus Valley’s business consists primarily of managing PeoplesBank, and its principal source of income is dividends received from PeoplesBank. On December 31, 2009, Codorus Valley had total consolidated assets of $893 million, total deposits and other liabilities of $821 million, and total shareholders’ equity of $72 million.

Bank subsidiary

PeoplesBank, organized in 1934, is a Pennsylvania chartered bank. It is not a member of the Federal Reserve System. PeoplesBank offers a full range of business and consumer banking services through seventeen financial centers located throughout York County, Pennsylvania and in Hunt Valley and Bel Air, Maryland. It also offers investment, insurance, trust and real estate settlement services. The Federal Deposit Insurance Corporation insures the deposits of PeoplesBank to the maximum extent provided by law. On December 31, 2009, PeoplesBank had total gross loans of $647 million and total deposits of $723 million. PeoplesBank’s market share of deposits for York County, PA was approximately 11 percent as of June 30, 2009 (the latest available date) making it the third largest depository in the County.

PeoplesBank is not dependent on deposits or exposed to a loan concentration to a single customer, or a small group of customers. Therefore, the loss of a single customer, or a small customer group, would not have a material adverse effect on the financial condition of PeoplesBank. At year-end 2009, the largest indebtedness of a single PeoplesBank client was $8,612,000, or 1.3 percent of the total loan portfolio, which was within the regulatory lending limit.

Most of the Corporation’s business is with customers in York County, Pennsylvania and northern Maryland. Although this limited market area may pose a concentration risk geographically, we believe that the diverse local economy and our detailed knowledge of the customer base lessens this risk. At year-end 2009 and 2008, the Corporation had two industry concentrations that exceeded 10 percent of the total loan portfolio: real estate construction and land development was 16.3 and 17.5 percent of the portfolio, respectively, and commercial real estate leasing was 15.1 and 14.9 percent of the portfolio, respectively. Loans to borrowers within these industries are usually collateralized by real estate.

Nonbank subsidiaries of PeoplesBank

Codorus Valley Financial Advisors, Inc. is a wholly owned subsidiary of PeoplesBank that sells non-deposit investment products. This subsidiary began operations in January 2000 and, prior to a name change in December 2005, operated under the name SYC Insurance Services, Inc. SYC Settlement Services, Inc. is a wholly owned subsidiary of PeoplesBank that has provided real estate settlement services since January 1999. During October 2009, PeoplesBank created two nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending eventual liquidation. On December 31, 2009, only one of these subsidiaries was active. The operations of nonbank subsidiaries are consolidated for financial reporting purposes. Historically, the nonbank subsidiaries of PeoplesBank have not had a material impact on consolidated operating results.

Nonbank subsidiaries of Codorus Valley Bancorp, Inc.

In June 2006, Codorus Valley formed CVB Statutory Trust No. 2, a wholly-owned special purpose subsidiary whose sole purpose is to facilitate a pooled trust preferred debt issuance of $7,217,000. In November 2004, Codorus Valley formed CVB Statutory Trust No. 1 to facilitate a pooled trust preferred debt issuance of $3,093,000. The Corporation owns 100 percent of the common stock of these nonbank subsidiaries, which are not consolidated for financial reporting purposes. These obligations are reported as debt on the Corporation’s balance sheet.

On June 20, 1991, SYC Realty was incorporated as a wholly owned subsidiary of Codorus Valley. Codorus Valley created this nonbank subsidiary primarily for the purpose of disposing of selected properties obtained by PeoplesBank in satisfaction of debts previously contracted. SYC Realty commenced business operations in October 1995.

Employees

At year-end 2009, PeoplesBank employed 182 full-time employees and 32 part-time employees, which equated to 201 full-time equivalents. Employees are not covered by a collective bargaining agreement and management considers its relations with employees to be satisfactory.

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

Supervision and regulation

Codorus Valley is registered as a bank holding company, and is subject to regulation by the Board of Governors of the Federal Reserve System (Federal Reserve), under the Bank Holding Company Act of 1956, as amended. The Bank Holding Company Act requires bank holding companies to file periodic reports with, and subjects them to examination by, the Federal Reserve. The Federal Reserve has issued regulations under the Bank Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve may require Codorus Valley to use its resources to provide adequate capital funds to PeoplesBank during periods of financial stress or adversity.

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

The Corporation’s recent participation in the U.S. Department of the Treasury’s Capital Purchase Program, previously disclosed in filings with the SEC and also summarized under the Shareholders’ Equity and Capital Adequacy section of this report, requires regulatory approval to increase quarterly cash dividends on common stock above $0.12 per share or to repurchase common stock, and places restrictions on compensation to certain senior executives and highly compensated employees.

The operations of PeoplesBank are subject to federal and state statutes applicable to banks chartered under the banking laws of the Commonwealth of Pennsylvania and whose deposits the Federal Deposit Insurance Corporation (FDIC) insures. PeoplesBank must furnish annual and quarterly reports to the FDIC.

The FDIC is the primary federal regulator of PeoplesBank. It regularly examines banks in such areas as loss allowances, loans, investments, management practices and other aspects of operations. These examinations are designed for the protection of PeoplesBank’s depositors rather than Codorus Valley’s shareholders. The FDIC provides deposit insurance to banks, which covers all deposit accounts. The standard insurance amount is currently $250,000 per depositor. The $250,000 limit is permanent for certain retirement accounts and is temporary for all other deposit accounts through December 31, 2013. In August 2009, the FDIC extended the Transaction Account Guarantee portion of the Temporary Liquidity Guarantee Program for six months through June 30, 2010, which provides unlimited coverage for non-interest bearing deposit accounts. PeoplesBank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Deposit Insurance Fund (DIF) member institutions. The FDIC has established a risk-based assessment system under which institutions are classified into one of four categories and pay premiums according to perceived risk to the FDIC’s DIF. The DIF target reserve ratio is 1.15 percent, and during 2009, the time to achieve this target ratio was extended from five to seven years. As of April 2009, a Risk Category 1 institution, which includes PeoplesBank, is charged an FDIC assessment rate that ranges from 7 to 24 basis points. Institutions in Risk Categories II, III and IV are assessed premiums at progressively higher rates. Effective June 30, 2009, the FDIC imposed a special assessment on all member banks based on 5 basis points of total assets less Tier 1 capital. The special assessment for PeoplesBank totaled $382,000. The purpose of the special assessment was to help replenish the FDIC’s DIF, which is being depleted as a result of an increasing number of bank failures.

A more permanent means of funding the FDIC’s DIF is to require banks to prepay several years of deposit insurance premiums. In accordance with the FDIC’s final rule in November 2009 pertaining to prepaid assessments for the banking industry, PeoplesBank disbursed approximately $4.4 million to the FDIC on December 30, 2009. This prepaid amount represented the regular quarterly assessments for the fourth quarter of 2009 and all of 2010 through 2012. The prepayment was based on an institution’s assessment rate and assessment base for the third quarter of 2009, assuming a 5 percent annual growth in deposits each year. While the FDIC plan is to maintain current assessment rates through 2010, effective

January 1, 2011, and January 1, 2012, the rates are scheduled to increase by three basis points across the board. Insured institutions will record the entire prepaid assessment as a prepaid asset and amortize an appropriate amount to expense to coincide with the time period. For example, the premium expense associated with the first quarter of 2010 will be expensed in that period, and the related prepaid asset reduced by the same amount. This accounting process will continue every quarter until the prepaid asset is depleted or returned to the institution to the extent it is not exhausted at some future date determined by the FDIC.

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

Pennsylvania business and banking laws restrict dividend payments if such payment would render the Corporation insolvent or result in negative net worth, and the Corporation and PeoplesBank are subject to regulatory capital requirements. More information about dividend restrictions and capital requirements can be found in Note 11-Regulatory Matters.

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

PeoplesBank and the banking industry, in general, are affected by the monetary and fiscal policies of the U.S. treasury and government agencies, including the Federal Reserve. Through open market securities transactions, changes in its federal funds and discount rates and reserve requirements, the Federal Reserve exerts considerable influence over the cost and availability of funds for lending and investment.

A brief discussion of selected federal agency requirements that affect Codorus Valley and/or PeoplesBank follows.

American Recovery and Reinvestment Act of 2009 (ARRA) In February 2009, the ARRA, was enacted by the U.S. Congress in response to the recent financial crisis. The basic intent behind the ARRA is to preserve jobs and promote economic recovery, to assist those most impacted by the recession, to provide investments needed to increase efficiency by spurring technological advances in science and health, to invest in transportation and environmental protection and other infrastructure that will provide long-term economic benefits, and to stabilize state and local government budgets, in order to minimize and avoid reductions in essential services and counterproductive state and local taxes.

Emergency Economic Stabilization Act of 2008 (EESA) In October of 2008, the EESA, also known as the Troubled Asset Relief Act (TARP), was enacted. Under TARP, the U.S. Department of the Treasury (Treasury) initiated a Capital Purchase Program (CPP), which allows qualified financial institutions to issue preferred stock to the Treasury, subject to certain limitations and terms. The EESA was developed to attract broad participation by strong financial institutions to stabilize the financial system and increase lending to benefit the national economy and U.S. citizens. As previously reported, on January 9, 2009, the Corporation sold 16,500 shares of nonvoting perpetual preferred stock and a common stock warrant to the Treasury and received $16.5 million in capital funds. More information about this capital transaction is provided within the Shareholders’ Equity and Capital Adequacy section of this report.

Sarbanes-Oxley Act of 2002 The Sarbanes-Oxley Act (SOA) was signed into law in July 2002 and applies to all companies, both U.S. and non-U.S, that file periodic reports under the Securities Exchange Act of 1934. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SEC is responsible for establishing rules to implement various provisions of the SOA. The SOA includes specific disclosure requirements and corporate governance rules, require the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandate further studies of certain issues by the SEC. The SOA represents significant regulation of the accounting profession and corporate governance practices, such as the relationship between a board of directors and management and between a board of directors and its committees.

Section 404 of the SOA became effective for the year ended December 31, 2004, for companies whose public float (the product of outstanding shares times the share price on a specified date) was above $75 million. For smaller companies (non-accelerated and smaller reporting company filers), including Codorus Valley, the effective date, after several postponements, was the fiscal year ending on or after December 15, 2007. Section 404 requires publicly held companies to document, test and certify that their internal control systems over financial reporting are effective. Effective for fiscal years ending on or after June 15, 2010, non-accelerated and smaller reporting company filers are required to provide an auditor attestation report in their annual report regarding internal control over financial reporting.

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

Periodically, various types of federal and state legislation are proposed that could result in additional regulation of, and restrictions on, the business of Codorus Valley and PeoplesBank. It cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of Codorus Valley and its subsidiaries. As a consequence of the extensive regulation of commercial banking activities in the United States of America, Codorus Valley and PeoplesBank’s business is particularly susceptible to being affected by federal legislation and regulations. The general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on Codorus Valley’s results of operations.

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

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2: Properties

Codorus Valley Bancorp, Inc. owns the Codorus Valley Corporate Center (Corporate Center), subject to a $1.5 million lien held by its wholly owned subsidiary, PeoplesBank. The Corporate Center is located at 105 Leader Heights Road, York Township, York, PA. This facility serves as the corporate headquarters and is approximately 40,000 square feet, a portion of which is leased to third-parties. The Corporate Center is adjacent to PeoplesBank’s Data Operations Center and the Leader Heights banking office.

PeoplesBank operates 17 branch banking offices. Of this total, 6 are owned by PeoplesBank without liens and located in York County, PA, and 11 are leased by PeoplesBank and are located in York County, PA, and in Baltimore and Harford Counties in Maryland.

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

Item 4: Removed and Reserved

PART II

Item 5: Market for Codorus Valley Bancorp, Inc.’s common equity, related shareholder matters and issuer purchases of equity securities

Market Information

The common shares of Codorus Valley Bancorp, Inc. are traded on the NASDAQ Global Market under the symbol CVLY. Codorus Valley had approximately 1,005 registered shareholders of record as of March 1, 2010. The following table sets forth high and low sales prices and dividends paid per common share for Codorus Valley as reported by NASDAQ during the periods indicated. The sales prices and cash dividends per common share listed are adjusted for common stock dividends.

	2009			2008
Quarter	High	Low	Dividends per share	High	Low	Dividends per share
First	$9.05	$6.50	$0.120	$16.90	$14.60	$0.133
Second	9.86	6.05	0.080	17.40	13.62	0.133
Third	7.50	5.75	0.030	14.25	5.40	0.120
Fourth	6.24	5.12	0.030	11.86	7.75	0.120

Codorus Valley has a long history of paying quarterly cash dividends on its common stock. Codorus Valley presently expects to pay future cash dividends; however, the payment of such dividends will depend primarily upon the earnings of its subsidiary, PeoplesBank. Management anticipates that substantially all of the funds available for the payment of cash dividends by Codorus Valley will be derived from dividends paid to it by PeoplesBank. The payment of cash dividends is also subject to restrictions on dividends and capital requirements as reported in Note 11-Regulatory Matters. The Corporation’s recent participation in the U.S. Department of the Treasury’s Capital Purchase Program (CPP), previously disclosed in filings with the SEC and also summarized under the Shareholders’ Equity and Capital Adequacy section of this report, requires regulatory approval to increase quarterly cash dividends on common stock above $0.12 cents per share. Beginning in 2009, the Corporation paid cash dividends of 5 percent per annum on outstanding preferred stock that it sold to the U.S. Treasury under its CPP.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	212,790	$10.99	286,118	(1)

Equity compensation plans not approved by security holders	—	—	14,373	(2)
Total	212,790	$10.99	300,491

(1)	Includes 152,056 shares available for issuance under the 2007 Employee Stock Purchase Plan.
(2)	Shares available for issuance under the 2001 Employee Stock Bonus Plan. The plan provides for issuance of shares of common stock to employees as performance-based compensation.

Purchases of equity securities by the issuer and affiliated purchasers

For years ended December 31, 2009 and 2008, the Corporation did not acquire any of its common stock under the current program. The Corporation’s recent participation in the U.S. Department of the Treasury’s Capital Purchase Program, previously disclosed in filings with the SEC and also summarized under the Shareholders’ Equity and Capital Adequacy section of this report, requires regulatory approval to repurchase the Corporation’s common stock.

Item 6: Selected financial data

Codorus Valley Bancorp, Inc.

	2009	2008	2007	2006	2005
Summary of operations (in thousands)
Interest income	$40,310	$36,732	$39,169	$33,319	$25,572
Interest expense	16,358	15,809	18,489	15,077	9,149
Net interest income	23,952	20,923	20,680	18,242	16,423
Provision for (recovery of) loan losses	3,715	1,870	(554)	650	775
Noninterest income	7,497	6,665	5,688	5,465	5,003
Noninterest expense	24,491	20,044	18,368	15,890	14,482
Income before income taxes (benefit)	3,243	5,674	8,554	7,167	6,169
Provision (benefit) for income taxes	(191)	1,209	2,180	1,845	1,552
Net income	3,434	4,465	6,374	5,322	4,617
Preferred stock dividends and discount accretion	957	—	—	—	—
Net income available to common shareholders	$2,477	$4,465	$6,374	$5,322	$4,617

Per common share (adjusted for stock dividends)
Net income, basic	$0.61	$1.13	$1.64	$1.38	$1.21
Net income, diluted	$0.61	$1.12	$1.61	$1.35	$1.18
Cash dividends paid	$0.26	$0.51	$0.56	$0.44	$0.41
Stock dividends distributed	—	5%	5%	10%*	5%
Book value	$13.60	$12.99	$12.33	$11.08	$10.08
Cash dividend payout ratio	42.3%	45.1%	33.8%	32.0%	33.6%
Weighted average shares outstanding	4,042,910	3,965,996	3,881,501	3,846,877	3,831,399
Weighted average diluted shares outstanding	4,042,910	3,990,956	3,965,980	3,937,050	3,907,787
* includes a special 5% stock dividend

Profitability ratios
Return on average shareholders’ equity (ROE)	4.9%	8.9%	13.9%	13.0%	12.3%
Return on average assets (ROA)	0.41%	0.71%	1.11%	1.05%	1.06%
Net interest margin	3.23%	3.68%	3.97%	3.97%	4.16%
Efficiency ratio	74.6%	70.6%	67.4%	65.1%	66.1%
Net overhead ratio	2.07%	2.14%	2.20%	2.04%	2.16%

Capital ratios
Tier 1 risk-based capital	11.8%	10.0%	12.1%	12.0%	10.6%
Total risk-based capital	12.9%	10.8%	12.9%	12.7%	11.3%
Average shareholders’ equity to average assets	8.4%	7.9%	8.0%	8.1%	8.6%

Summary of financial condition at year-end (in thousands)
Investment securities	$178,454	$77,287	$84,369	$80,926	$69,664
Loans	647,143	580,451	447,497	407,260	369,631
Assets	892,831	702,766	594,607	548,212	476,052
Deposits	722,957	598,129	511,968	456,645	385,154
Borrowings	92,748	47,779	30,660	45,339	49,493
Equity	72,012	52,181	48,415	42,786	38,729

Other data
Number of bank offices	17	17	14	14	14
Number of employees (full-time equivalents)	201	200	179	168	163
Wealth Management assets, market value (in thousands)	$325,482	$261,153	$320,655	$259,453	$213,735

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

Shareholders should note that many factors, some of which are discussed elsewhere in this report and in the documents that are incorporated by reference, could affect the future financial results of the Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this Annual Report. These factors include, but are not limited to, the following:

•	operating, legal and regulatory risks;
•	a prolonged economic downturn;
•	an increase in nonperforming assets requiring loss provisions and the incurrence of carrying costs;
•	declines in the market value of investment securities considered to be other than temporary;
•	the effects of and changes in the rate of FDIC premiums, including special assessments;
•	interest rate fluctuations which could increase our cost of funds or decrease our yield on earning assets and therefore reduce our net interest income;
•	future legislative or administrative changes to the TARP Capital Purchase Program;
•	unavailability of capital when needed or available at an excessive cost;
•	political and competitive forces affecting banking, securities, asset management and credit services businesses; and
•	the risk that management’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

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

Management makes significant estimates in determining the allowance for loan losses, valuation of foreclosed real estate, and evaluation of other than temporary impairment losses of securities. Management considers a variety of factors in establishing allowance for loan losses such as current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, financial and managerial strength of borrowers, adequacy of collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Appraisals are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell. Estimates related to the value of collateral can have a significant impact on whether or not management continues to accrue income on delinquent loans and on the amounts at which foreclosed real estate is recorded on the statement of financial condition.

The Corporation records its available-for-sale securities portfolio at fair value. Fair values for these securities are determined based on methodologies in accordance with FASB Accounting Standards Codification (ASC) Topic 820 (Prior authoritative literature: SFAS No. 157, “Fair Value Measurement and Disclosures”), and as clarified by several FASB staff positions. Fair values for debt securities are volatile and may be influenced by any number of factors, including market interest rates, prepayment speeds, discount rates, credit ratings and yield curves. Fair values for debt securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or an estimate of fair value by using a range of fair value estimates in the market place as a result of the illiquid market specific to the type of security. When the fair value of a debt security is below its amortized cost and depending on the length of time the condition exists and the extent the fair value is below amortized cost, additional analysis is performed to determine whether an other-than-temporary impairment condition exits. Available-for-sale and held-to-maturity debt securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers whether the Corporation has the intent to sell its debt securities prior to market recovery or maturity and whether it is more likely than not that the Corporation will be required to sell its debt securities prior to market recovery or maturity. Often, information available to conduct these assessments is limited and rapidly changing; making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the debt security may be different than previously estimated, which could have a material effect on the Corporation’s results of operations and financial condition.

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

OVERVIEW

Executive summary

During 2009, the Corporation achieved record balance sheet growth in spite of prolonged weak economic conditions (“Great Recession”), which officially began in December 2007. Total assets increased $190 million or 27 percent above year-end 2008, primarily in the commercial loan and investment securities portfolios. Of this total, $80 million pertained to a leverage strategy that management employed to generate sufficient margin spread to offset the cost of preferred dividends on the $16.5 million of capital it raised in January 2009 by selling preferred stock to the U.S. Treasury under the Treasury’s Capital Purchase Program (CPP). The CPP was primarily targeted to financially healthy institutions like Codorus Valley. The capital infusion enabled management to accomplish loan goals by extending credit to creditworthy borrowers. Loan growth was achieved by increasing the business banking staff and taking advantage of market opportunities that emerged from changes in the competitive landscape. Deposit growth during 2009 also set a new record, as total deposits increased $125 million or 21 percent above year-end 2008. Federally insured bank deposits continue to provide safe haven to our clients who remain concerned about the economy, volatility in the capital markets and the high level of unemployment. The addition of three financial centers in the prior year and competitive pricing also contributed to the increase in deposit volumes during 2009.

While balance sheet growth was very strong in 2009, outpacing the average growth reported by our peer group, earnings declined for the second consecutive year. Earnings for the Corporation were negatively impacted by the economic forces that have affected the entire financial services industry. Net income for 2009 decreased 45 percent compared to 2008, due to an increase in the provision for loan losses, net interest margin compression and increases in operating expenses associated with franchise expansion, FDIC deposit insurance premiums and carrying costs on impaired assets. Accordingly, key financial ratios, such as return on average assets and return on average equity, also decreased, although Codorus Valley outperformed its peer group average for bank holding companies for the Third Federal Reserve District for 2009. The Corporation has no direct loss exposure to subprime lending or investments collateralized by subprime mortgage collateral because it does not participate in the subprime lending market, nor does it invest in securities backed by subprime mortgages.

In the period ahead, management will remain focused on profitable balance sheet growth, acquiring and nurturing client relationships and risk management. Management expects the national and local economies to struggle throughout 2010 and possibly beyond. Risks and uncertainties include prolonged weakness in economic and business conditions, which could increase credit-related losses, possible declines in the market value of investment securities considered to be other-than-temporary, a relatively high level of unemployment, and further erosion of the real estate market.

Financial Highlights

The Corporation earned net income available to common shareholders of $2,477,000 or $0.61 per share ($0.61 diluted) for 2009, compared to $4,465,000 or $1.13 per share ($1.12 diluted) earned in 2008. The $1,988,000 or 45 percent decrease in net income available to common shareholders was primarily the result of increases in the provision for loan losses, noninterest expenses and preferred dividends, which offset increases in net interest income and noninterest income and a decrease in income taxes.

The $1,845,000 or 99 percent increase in the provision for loan losses was the result of additions to the allowance for impaired commercial real estate loans and significant growth in the loan portfolio. Allocations to the allowance were deemed necessary due to continued uncertainty in the economy, depressed real estate values and an increase in the level of nonperforming loans.

The $4,447,000 or 22 percent increase in noninterest expense was due primarily to an increase in operating expenses associated with expansion of the banking franchise, an increase in Federal Deposit Insurance Corporation (FDIC) deposit insurance premiums, and an increase in carrying costs and loss provisions associated with impaired loans and foreclosed real estate. During 2009, the Corporation absorbed the full year’s cost impact of adding three financial centers in the prior year. Expansion of the banking franchise was successful and all of the new offices generated loan and deposit volumes that exceeded management’s expectations. Current period FDIC insurance premiums totaled $1,477,000, an increase of $1,135,000 or 332 percent above 2008. Of the total insurance premiums, $382,000 pertained to a special FDIC assessment effective June 30, 2009, which was imposed on all commercial financial institutions based on an FDIC assessment formula. The remaining increase in deposit insurance premiums was caused by an industry-wide increase in assessment rates by the FDIC and an increase in the volume of deposits upon which the assessment is based. Carrying costs and loss provisions associated with impaired loans and foreclosed real estate increased $869,000 above the prior year, which reflected increases in the volume of impaired loans and foreclosed real estate. A $242,000 non-

recurring cost of restructuring employee benefit plans in the current period also contributed to the increase in noninterest expense. Restructuring the benefit plans resulted in a federal income tax benefit so that the overall transaction had an insignificant impact on net income.

Net interest income for 2009 was $23,952,000, an increase of $3,029,000 or 14 percent above 2008 due to a larger volume of earning assets, principally business loans and investment securities. The net interest margin was 3.23 percent for 2009, compared to 3.68 percent for 2008. Total noninterest income was $7,497,000 for 2009, an increase of $832,000 or 12 percent above 2008. The increase in noninterest income was primarily attributable to increases in gains from the sale of mortgages and investment securities, and income from bank owned life insurance. The provision for income taxes for 2009 was a $191,000 credit (benefit), compared to a $1,209,000 expense for 2008. The decrease in income tax was the result of a decrease in pretax income, an increase in tax-exempt income and the recognition of a non-recurring $242,000 tax benefit associated with restructuring employee benefit plans.

On December 31, 2009, total assets were approximately $893 million, an increase of $190 million or 27 percent above December 31, 2008. Asset growth occurred primarily in the business loans and investment securities portfolios, which were funded primarily by an increase in deposits generated from local markets and, to a lesser degree, borrowing from the Federal Home Loan Bank of Pittsburgh. The increase in investment securities and borrowings were the result of an $80 million leverage strategy employed to offset the costs of dividends on preferred stock issued to the U.S. Treasury under the Treasury’s Capital Purchase Program.

Comparatively, the Corporation earned $4,465,000 or $1.13 per share ($1.12 diluted) for 2008, compared to $6,374,000 or $1.64 per share ($1.61 diluted) for 2007. The $1,909,000 or 30 percent decrease in earnings for 2008 was primarily the result of a $2,424,000 increase in the provision for loan losses. The 2008 provision was primarily increased to support strong loan growth in the Corporation’s business loan portfolio and to account for increased risk associated with the ongoing economic recession. In contrast, during 2007 the Corporation recognized the positive financial impact of a onetime $839,000 pre-tax recovery ($554,000 after-tax) of loan losses that were incurred by PeoplesBank during 2002-2003. Due to the adequacy of the allowance for loan losses in 2007, the full amount of the recovery was recorded as a reduction to the loan loss provision at that time. On a comparable basis, net income for 2008 decreased $1,355,000 or 23 percent below 2007, as adjusted ($6,374,000 reported 2007 earnings less $554,000 for the after-tax effect of the loan loss recovery). Net income for the 2008 period was also constrained by net interest margin compression as yields on earning assets declined more rapidly than rates paid on deposits due in part to aggressive interest rate cuts by the Federal Reserve Bank to stimulate the struggling U.S. economy. The net interest margin for 2008 was 3.68 percent, compared to 3.97 percent for 2007. Operating costs increased during 2008 primarily as a result of corporate expansion and increased Federal Deposit Insurance Corporation deposit premiums. During 2008, PeoplesBank opened three full service financial centers. At year-end 2008, total assets were $703 million, an increase of approximately $108 million, or 18 percent, above year-end 2007. Asset growth occurred primarily in the business loan portfolio and secondarily in the home equity loan portfolio. Asset growth was funded by deposit growth, principally time deposits, and to a lesser degree overnight borrowings.

Annual cash dividends per share, as adjusted, totaled $0.26 for 2009, compared to $0.51 for 2008. A five percent stock dividend was distributed in 2008. Book value per share, as adjusted, was $13.60 for year-end 2009, compared to $12.99 for year-end 2008.

Net income as a percentage of average total assets (return on assets or ROA), was 0.41 percent for 2009, compared to 0.71 percent for 2008. Net income as a percentage of average shareholders’ equity (return on equity or ROE), was 4.88 percent for 2009, compared to 8.91 percent for 2008. The decrease in the ROA and ROE ratios for 2009 reflected the decrease in net income. The decrease in the ROE ratio was also affected by an increase in shareholders’ equity from the issuance of $16.5 million of preferred stock in January 2009. The efficiency ratio (noninterest expense as a percentage of net interest income plus noninterest income on a tax equivalent basis) was 74.6 percent for 2009, compared to 70.6 percent for 2008. The increase in the efficiency ratio was the result of an increase in operating expenses, including FDIC deposits insurance premiums and carrying costs on impaired assets.

At December 31, 2009, nonperforming assets as a percentage of total loans and net foreclosed real estate was 5.33 percent, compared to 1.83 percent at year-end 2008. Information regarding nonperforming assets is provided in the Risk Management section of this report, including Table 10—Nonperforming Assets. The allowance for loan losses as a percentage of total loans was 1.11 percent for year-end 2009 and 0.82 percent for year-end 2008. Information regarding the allowance is provided in the Risk Management section of this report, including Tables 11 - Analysis of Allowance for Loan Losses and 12 – Allocation of Allowance for Loan Losses. Through its evaluation of probable loan losses and the current loan portfolio, management believes that the allowance is adequate to support losses inherent in the portfolio at December 31, 2009.

Throughout 2009, the Corporation maintained a capital level above minimum regulatory quantitative requirements. Currently, there are three federal regulatory definitions of capital that take the form of minimum ratios. Table 9—Capital Ratios, shows that the Corporation and PeoplesBank were well capitalized on December 31, 2009.

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

Net interest income for 2009 was $23,952,000, an increase of $3,029,000 or 14 percent above 2008. The increase was primarily the result of an increase in the average volume of earnings assets. The net interest margin, on a tax equivalent basis, was 3.23 percent, compared to 3.68 percent for 2008. Net interest margin is net interest income (tax equivalent basis) as a percentage of average earning assets. The decrease in the net interest margin reflected many factors, which included: the low level of market interest rates, which depressed yields on variable (floating) rate loans, overnight investments and investment securities; an elevated level of nonperforming assets; excess liquidity; and the impact of the leverage strategy implemented earlier this year. During the second half of 2009, management responded to the low interest rate environment by imposing interest rate floors on business loans, which helped to increase the margin for the third and fourth quarters.

For 2009, total interest income increased $3,578,000 or 10 percent, compared to 2008 due primarily to an increase in the average volume of earning assets. Earnings assets averaged $777 million and yielded 5.34 percent (tax equivalent basis) for the current period, compared to $587 million and 6.38 percent, respectively, for 2008. The $190 million or 32 percent increase in the average balance of earning assets was primarily the result of strong growth in the business loan and investment securities portfolios. The increase in business loans reflected additions to the business banking staff and changes in the competitive landscape that benefited the Corporation. The increase in investment securities, principally

U.S. agency mortgage-backed bonds and tax-exempt municipals bonds, resulted from the leverage strategy, which is discussed in the Investment Securities section of this report. The leverage strategy made a positive contribution to net interest income; however, the two percent tax equivalent margin spread resulting from this strategy constrained the Corporation’s net interest margin.

For 2009, total interest expense increased $549,000 or 3 percent, compared to 2008 due to a larger volume of interest bearing liabilities. Total interest bearing liabilities averaged $708 million at an average rate of 2.31 percent, compared to $528 million and 2.99 percent, respectively, for 2008. The $180 million or 34 percent increase in average interest bearing liabilities was the result of increases in the average volume of time deposits, money market deposits and long-term debt. Federally insured bank deposits provided safe haven to our clients who are increasingly concerned about the economy, volatility in the capital markets and the high level of unemployment. The recent addition of three financial centers in 2008 and competitive pricing also contributed to the increase in deposit volumes for the current period. The increase in long-term debt provided the financing for the leverage strategy, which is discussed in the Long-term Debt section of this report.

Comparatively, for 2008, net interest income increased $243,000 or 1 percent above 2007 due primarily to an increase in the average volume of earning assets. The net interest margin, on a tax equivalent basis, was 3.68 percent, compared to 3.97 percent for 2007. The margin for 2008 was affected in part by a $992,000 decrease in loan fees compared to 2007. Prior year loan fees were unusually high due to the inclusion of approximately $612,000 in loan fees from selected business loan accounts, including a recovery of fees from a large delinquent account. Earning assets averaged $587 million and yielded 6.38 percent (tax equivalent basis) for 2008, compared to $537 million and a yield of 7.42 percent, respectively, for 2007. The $50 million or 9 percent increase in earning assets was the result of growth in the business and home equity loan portfolios. Total interest bearing liabilities averaged $528 million at an average rate of 2.99 percent for 2008, compared to $481 million and 3.84 percent, respectively, for 2007. The $47 million or 10 percent increase in the average volume of interest bearing liabilities occurred primarily in short-term fixed rate CDs. Deposit growth for 2008 was attributable to rate promotions, the addition of three financial centers and volatility within the capital markets. During 2008, customers replaced floating rate money market and time deposits with higher yielding fixed rate time deposits to increase their return. In spite of decreasing short-term market interest rates during 2008, short-term CD rates remained relatively high as a result of competitive pricing pressures. Interest expense on long-term debt for 2008 decreased from the prior year due to a decrease in volume, which resulted from a scheduled maturity in 2007 that was not refinanced and the pay-off of two borrowings that totaled $6.5 million prior to maturity that also occurred in 2007.

Tables 1 and 2 are presented on a tax equivalent basis to make it easier to compare taxable and tax-exempt assets. Income from tax-exempt assets, primarily loans to or securities issued by state and local governments, is increased by the amount of federal income taxes which would have been incurred if the income was taxable at the rate of 34 percent.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	2009			2008			2007
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Interest bearing deposits with banks	$15,893	$40	0.25%	$170	$3	1.82%	$133	$8	5.71%
Federal funds sold	2,513	8	0.32	12,049	331	2.75	22,622	1,149	5.08
Investment securities:
Taxable	95,770	3,426	3.58	48,351	2,431	5.03	54,066	2,799	5.18
Tax-exempt	59,266	3,042	5.13	31,644	1,833	5.79	29,669	1,733	5.84
Total investment securities	155,036	6,468	4.17	79,995	4,264	5.33	83,735	4,532	5.41

Loans:
Taxable (1)	592,199	34,254	5.78	489,237	32,469	6.64	424,645	33,764	7.95
Tax-exempt	11,603	729	6.28	5,386	344	6.39	5,477	350	6.39
Total loans	603,802	34,983	5.79	494,623	32,813	6.63	430,122	34,114	7.93
Total earning assets	777,244	41,499	5.34	586,837	37,411	6.38	536,612	39,803	7.42
Other assets (2)	57,054			44,339			38,873
Total assets	$834,298			$631,176			$575,485
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$214,147	$2,049	0.96%	$171,329	$2,177	1.27%	$198,008	$6,054	3.06%
Savings	22,707	90	0.40	19,986	119	0.59	18,657	111	0.60
Time	387,609	12,063	3.11	301,239	12,058	4.00	224,850	10,252	4.56
Total interest bearing deposits	624,463	14,202	2.27	492,554	14,354	2.91	441,515	16,417	3.72
Short-term borrowings	4,002	53	1.32	5,547	83	1.50	—	—	—
Long-term debt	80,003	2,103	2.63	30,095	1,372	4.56	39,730	2,072	5.21
Total interest bearing liabilities	708,468	16,358	2.31	528,196	15,809	2.99	481,245	18,489	3.84

Noninterest bearing deposits	51,516			48,804			44,942
Other liabilities	3,962			4,051			3,477
Shareholders’ equity	70,352			50,125			45,821

Total liabilities and shareholders’ equity	$834,298			$631,176			$575,485
Net interest income		$25,141			$21,602			$21,314
Net interest margin (3)			3.23%			3.68%			3.97%

(1)	Interest includes net loan fees of $1,033,000 in 2009, $981,000 in 2008, and $1,973,000 in 2007.
(2)

Average balance includes average nonperforming loans of $14,556,000 in 2009, $8,279,000 in 2008, and $4,122,000 in 2007, bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.

(3)	Net interest income as a percentage of average earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	2009 vs. 2008 Increase (decrease) due To change in			2008 vs. 2007 Increase (decrease) due To change in
(dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$287	$(250)	$37	$2	$(7)	$(5)
Federal funds sold	(262)	(61)	(323)	(537)	(281)	(818)
Investment securities:
Taxable	2,384	(1,389)	995	(296)	(72)	(368)
Tax-exempt	1,600	(391)	1,209	115	(15)	100
Loans:
Taxable	6,833	(5,048)	1,785	5,136	(6,431)	(1,295)
Tax-exempt	397	(12)	385	(6)	—	(6)
Total interest income	11,239	(7,151)	4,088	4,414	(6,806)	(2,392)
Interest Expense
Deposits:
Interest bearing demand	544	(672)	(128)	(816)	(3,061)	(3,877)
Savings	16	(45)	(29)	9	(1)	8
Time	3,457	(3,452)	5	3,483	(1,677)	1,806
Short-term borrowings	(23)	(7)	(30)	—	83	83
Long-term debt	2,275	(1,544)	731	(503)	(197)	(700)
Total interest expense	6,269	(5,720)	549	2,173	(4,853)	(2,680)
Net interest income	$4,970	$(1,431)	$3,539	$2,241	$(1,953)	$288

Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

The provision for loan losses is an expense charged to earnings to address estimated losses attributable to uncollectible loans. The provision reflects management’s judgment of an appropriate level for the allowance for loan losses. The Risk Management section of this report, including Tables 10 – Nonperforming Assets, 11 – Analysis of Allowance for Loan Losses, and 12 – Allocation of Allowance for Loan Losses provides detailed information about the allowance, provision and credit risk. For 2009, the provision was $3,715,000, compared to a $1,870,000 expense in 2008 and a $554,000 credit (recovery) in 2007. The current period provision was increased due to many factors including a decline in loan quality as a result of economic conditions, depressed real estate values and increased unemployment. A significant increase in the loan portfolio balance during the current period also contributed to the increase in the provision. The provision for 2008 was also relatively high compared to prior periods due to many of these same factors. In contrast, during 2007, the Corporation recognized the positive financial impact of a one-time $839,000 pre-tax recovery ($554,000 after-tax) of loan losses that were incurred by PeoplesBank during 2002-2003. Due to the adequacy of the Corporation’s allowance for loan losses in 2007, the full amount of the recovery was recorded as a reduction to the loan loss provision at that time.

Noninterest Income

The following table presents the components of total noninterest income for each of the past three years. A key operating strategy is to increase noninterest or fee based income by offering new services, enhancing traditional services and expanding sales into new geographic markets.

Table 3-Noninterest Income

(dollars in thousands)	2009	2008	2007

Trust and investment services fees	$1,348	$1,276	$1,260
Income from mutual fund, annuity and insurance sales	1,345	1,829	1,506
Service charges on deposit accounts	2,347	2,273	1,979
Income from bank owned life insurance	636	308	271
Other income	572	477	431
Gain on sales of loans held for sale	960	379	248
Gain (loss) on sales of securities	289	123	(7)
Total noninterest income	$7,497	$6,665	$5,688

Total noninterest income for 2009 increased $832,000 or 12 percent above the prior year. Core noninterest income, which excludes the gain on sales of securities, increased 10 percent. The discussion that follows addresses changes in noninterest income.

Trust and investment services fees—The $72,000 or 6 percent increase in income from trust operations was the result of appreciation in market value, growth in the settlement advisory business and a $30,000 increase in estate fee income. For the year 2008, income was generally flat as a result of depressed capital markets and the impact on corresponding fees, which generally are calculated based on the market price of assets under management. Income in prior periods was affected to a minor degree by the transfer of selected fee based accounts to Codorus Valley Financial Advisors (see Income from mutual fund, annuity and insurance sales below).

Income from mutual fund, annuity and insurance sales—The $484,000 or 26 percent decrease in income from the sale of mutual fund, annuity and insurance products by Codorus Valley Financial Advisors, a subsidiary of PeoplesBank, was a result of depressed capital markets and the impact it had on the volume of sales and fees. A portion of our fees are calculated on market prices of assets under management. Significant capital market losses during the latter part of 2008 through the first quarter of 2009 made many investors risk adverse, resulting in a decline in the demand for capital based products.

Service charges on deposit accounts—The $74,000 or 3 percent increase in service charges on deposit accounts was due primarily to an increase in debit card fees related to an increase in the number of deposit accounts and transactions.

Income from bank owned life insurance (BOLI)—The $328,000 or 106 percent increase in income from BOLI was due to an additional investment of approximately $4 million in November 2008 and an increase in the crediting rates on existing policies that were transferred to new insurance providers. The additional investment in BOLI provides a competitive tax-free return to the Corporation while providing a life insurance benefit to additional members of the management team.

Other income—The $95,000 or 20 percent increase in other income was due primarily to increases in income from real estate settlement services provided by SYC Settlement Services, a subsidiary of PeoplesBank, and merchant credit card services.

Gain on sales of loans held for sale—The $581,000 or 153 percent increase in gain from the sale of mortgages was the result of an increase in the volume of sales. During the current period, the low level of market interest rates and the first time homebuyers credit program, both influenced by the federal government to stimulate the economy, increased mortgage banking activity.

Gain (loss) on sales of securities—The $166,000 or 43 percent increase in gain from the sale of securities for 2009 was the result of an increase in the volume sold. During 2009 and 2008, market interest rates decreased, affording the Corporation an opportunity to realize gains from the sale of investment securities with a carrying value of $9 million and $6.5 million, respectively.

Noninterest Expense

The following table presents the components of total noninterest expense for each of the past three years.

Table 4-Noninterest Expense

(dollars in thousands)	2009	2008	2007

Personnel	$13,099	$11,451	$10,676
Occupancy of premises, net	1,792	1,586	1,333
Furniture and equipment	1,663	1,437	1,324
Postage, stationery and supplies	465	471	449
Professional and legal	411	462	392
Marketing and advertising	626	712	675
FDIC insurance	1,477	342	55
Debit card processing	512	493	422
Charitable donations	250	663	436
Telephone	508	225	167
Foreclosed real estate	487	204	72
Impaired loan carrying costs	744	158	(7)
Other	2,457	1,840	2,374
Total noninterest expense	$24,491	$20,044	$18,368

Total noninterest expense for 2009 increased $4,447,000 or 22 percent above the prior year. The discussion that follows addresses changes in noninterest expense.

Personnel—The $1,648,000 or 14 percent increase in personnel expense, comprised of wages, sales commissions, payroll taxes and employee benefits, resulted primarily from the full year’s effect of staff additions associated with expansion of the banking franchise in the prior year. During 2008, PeoplesBank added three full service financial centers, one in the first quarter and two in the fourth quarter of that year. A non-recurring cost of $242,000 in the first quarter of 2009 to restructure employee benefit plans also contributed to the increase in personnel expense. However, restructuring the benefit plans resulted in a federal income tax benefit so that the overall transaction had an insignificant impact on net income.

Occupancy of premises, net—The $206,000 or 13 percent increase in occupancy of premises expense, comprised of rent, depreciation, maintenance, insurance, real estate taxes and utilities, increased primarily as a result of expanding the banking franchise.

Furniture and equipment—The $226,000 or 16 percent increase in furniture and equipment expense was primarily the result of an increase in depreciation expense from capital expenditures that supported franchise expansion and information technology initiatives.

Postage, stationery and supplies— This operating expense category was relatively stable over the past three years.

Professional and legal—The $51,000 or 11 percent decrease in professional and legal expense was due in part to a reduction in professional fee expenses associated with trust operations, which resulted from the timing of payments to various vendors and declines in the value and number of accounts upon which service fees were based. For 2008, the increase in professional and legal expenses was due primarily to an increase in consulting expense associated with improving customer relationship management.

Effective December 31, 2010, and annually thereafter, the Corporation’s public accounting firm is required to audit and opine on the Corporation’s controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. As a result of this requirement, management anticipates a moderate increase in CPA expense for 2010.

Marketing and advertising—The $86,000 or 12 percent decrease in marketing expense was due primarily to a reduction in the marketing budget.

FDIC insurance—The $1,135,000 or 332 percent increase in Federal Deposit Insurance Corporation (FDIC) premiums was the result of an industry-wide increase in assessment rates, an increase in the volume of deposits upon which the assessment is based, and a special assessment totaling $382,000. Effective June 30, 2009, the FDIC imposed a special assessment on all commercial financial institutions, based on 5 basis points of total assets less Tier 1 capital. The purpose of the rate increases and the special assessment by the FDIC in 2009 was to provide a temporary means of funding its depleted Deposit Insurance Fund (DIF). A more permanent means of funding the DIF is to require banks to prepay several years of deposit insurance premiums.

In accordance with the FDIC’s final rule (November 2009) pertaining to prepaid assessments for the banking industry, PeoplesBank disbursed approximately $4.4 million to the FDIC on December 30, 2009. This prepaid amount represented the regular quarterly assessments for the fourth quarter of 2009 and all of 2010 through 2012, when the regular third quarter 2009 assessment payment was due. The prepayment was based on an institution’s assessment rate and assessment base for the third quarter of 2009, assuming a 5 percent annual growth in deposits each year. While the FDIC plan is to maintain current assessment rates through 2010, effective January 1, 2011, and January 1, 2012, the rates are scheduled to increase by three basis points across the board. Insured institutions will record the entire prepaid assessment as a prepaid asset and amortize an appropriate amount to expense to coincide with the time period. For example, the premium expense associated with the first quarter of 2010 will be expensed in that period and the related prepaid asset reduced by the same amount. This accounting process will continue every quarter until the prepaid asset is depleted or returned to the institution to the extent it is not exhausted at some future date determined by the FDIC.

Debit card processing—Annual increases in debit card processing expense were primarily the result of increases in the number of new accounts and transaction volume. This expense category also includes the cost of operating automated teller machines.

Charitable donations—The $413,000 or 62 percent decrease in charitable donations for 2009 reflected a particularly large donation expense in 2008. During the first quarter of 2008, the Corporation accrued a $444,000 donation commitment for educational improvement that qualified for a $400,000 (90%) state tax credit. The tax credit was used to reduce the Pennsylvania shares tax expense, included in the other expense category, for that year.

Telephone—The $283,000 or 126 percent increase in telephone expense reflected one-time conversion costs to a new carrier, telecommunication enhancements and expansion of the banking franchise. During 2008, the Corporation’s telecommunications carrier abruptly declared bankruptcy, which temporarily disrupted service and resulted in disputes pertaining to the validity of billing charges. A portion of the increase in 2009 telephone expense pertained to catch-up billings from the prior year from the replacement telecommunications carrier.

Foreclosed real estate—The $283,000 or 139 percent increase in foreclosed real estate expense generally reflected a larger portfolio of foreclosed real estate properties. Typical carrying expenses include insurance, real estate taxes, appraisals, legal fees and losses associated with declines in the net realizable value of the property.

Impaired loan carrying costs—The $586,000 or 371 percent increase in impaired loan carrying costs generally reflected a larger portfolio of impaired loans. Typical carrying expenses are similar to foreclosed real estate.

Other—The $617,000 or 34 percent increase in other expense was primarily the result of a $425,000 increase in Pennsylvania shares tax because the level of shares tax for 2008 was unusually low as a result of recognizing a $400,000 tax credit in that year. The tax credit is described above in the charitable donations line item. The remaining increase in other expense for 2009, comprised of many underlying expenses, was due to normal business growth. Other expense was relatively high in 2007 due largely to the recognition of a $437,000 prepayment penalty in connection with paying off a $5 million Federal Home Loan Bank advance prior to maturity. The Corporation paid off the advance, which was due July 2014 and had an above market interest rate of 6.43 percent, to reduce interest expense in future periods.

Income Taxes

Income taxes for 2009 were a $191,000 credit, or tax benefit, compared to a $1,209,000 expense for 2008. The decrease in income tax was the result of a decrease in pre-tax income and an increase in tax-exempt income. Comparatively, the provision for 2008 decreased $971,000 or 45 percent below 2007 due primarily to a 34 percent decrease in pre-tax income. For all three years, the Corporation’s statutory federal income tax rate was 34 percent. The Corporation’s effective income tax rate was a negative 6 percent for 2009, 21 percent for 2008 and 26 percent for 2007. The effective tax rate differs from the statutory tax rate due to the impact of low-income housing credits and tax-exempt income including income from bank owned life insurance. The effective tax rate for 2009 decreased primarily as a result of the decrease in pre-tax income and an increase in tax-exempt income.

BALANCE SHEET REVIEW

Overnight investments

Overnight investments, comprised of interest bearing deposits with banks and federal funds sold, totaled $18 million on December 31, 2009, compared to $3 million on December 31, 2008. The level of overnight investment at year-end 2009 reflected an increase in investable funds from deposit growth, which temporarily exceeded the growth in loans and investment securities.

Investment Securities

The investment securities portfolio is an interest earning asset, second in size to the loan portfolio. Investment securities serve as an important source of revenue and liquidity. They also serve as collateral for public and trust deposits, securities sold under agreements to repurchase and to support borrowings.

The investment securities portfolio is managed to comply with the Corporation’s Investment Securities Policy, and accounted for in accordance with FASB ASC Topic 320 (Prior authoritative literature: FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”). Decisions to purchase or sell securities are based on an assessment of current economic and financial conditions, including the interest rate environment and liquidity and income requirements.

Table 5-Investment Securities

(dollars in thousands)	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
U.S. agencies	$13,526	$13,646	$5,001	$5,135	$21,512	$21,622
U.S. agency mortgage-backed	82,579	84,260	32,946	33,952	26,767	26,856
State and municipal	73,446	75,341	32,392	33,076	30,739	30,972
Debt securities-corporate trust preferred	987	930	—	—	—	—
Total	$170,538	$174,177	$70,339	$72,163	$79,018	$79,450

Held-to-maturity
Debt securities-corporate trust preferred	$—	$—	$2,432	$2,283	$3,448	$3,624

On December 31, 2009, the fair value of the securities available-for-sale totaled $174 million, compared to $72 million at year-end 2008. The increase in the investment securities portfolio was primarily the result of implementing an $80 million leverage strategy that involved investing in investment grade U.S. agency mortgage-backed bonds (3-4 year average lives) and tax-exempt municipal bonds (5-10 year maturities), which were financed by borrowing from the Federal Home Loan Bank of Pittsburgh. The leverage strategy, which was completed in April 2009, generated an approximately two percent tax equivalent margin spread, which covers the dividends payable and related costs associated with the recent issuance of preferred stock described in the Shareholders’ Equity and Capital Adequacy section of this report. During the current period, PeoplesBank took advantage of the low interest rate environment and sold approximately $9 million in U.S. agency mortgage-backed bonds, which generated $291,000 in gains that were recognized in income. Sale proceeds were reinvested in U.S. agency mortgage-backed bonds and tax-exempt municipal bonds. On December 31, 2009, the available-for-sale portfolio was comprised of the following securities mix based on amortized cost: U.S. agency mortgage-backed bonds (48.4%); municipal bonds (43.1%); U.S. agency bonds (7.9%); and one corporate trust preferred bond (0.6%). Securities available-for-sale are generally comprised of high quality debt instruments as shown in Note 3—Securities Available-for-Sale and Held-to-Maturity. Note 3 shows that unrealized gains for the available-for-sale portfolio exceeded unrealized losses for year-end 2009 due to declining market interest rates. Table 6—Securities Maturity Schedule shows that the available-for-sale portfolio had a yield of 4.38 percent on December 31, 2009, compared to 5.39 percent on December 31, 2008.

Securities classified as held-to-maturity, recorded at amortized cost, reflect management’s intent and the Corporation’s ability to hold these instruments to maturity. On December 31, 2009, there were no securities held-to-maturity, compared to four securities totaling $2.4 million for year-end 2008. The held-to-maturity portfolio for both years consisted of single issue trust preferred securities issued by commercial bank holding companies. These trust preferred securities are junior subordinated debt that pay a fixed rate of interest semi-annually, are subject to call (at a premium) by the issuer and mature in years 2026-2028. During the fourth quarter of 2009, one of the securities was called at a slight premium by the issuer and two securities were sold at a slight loss due to management’s concern about the credit quality of the issuers and as a means of increasing capital at PeoplesBank. The remaining trust preferred security, which had a net carrying amount of $987,000 ($1 million par value) and a 7.98 percent yield, was reclassified to available for sale and the $57,000 unrealized loss associated with it was included in the equity section of the balance sheet. This security, an obligation of the Bank of America, was rated below investment grade by a national rating service on December 31, 2009. Management closely monitors this security and plans to ultimately sell it when its price improves along with the recovery of the financial services sector.

Table 6-Securities Maturity Schedule (amortized cost basis)

	December 31, 2009 Maturity Distribution
	One year or less	One through five years	Five through ten years	After ten years	Total
(dollars in thousands)					Amount	Yield(1)

Available-for-sale
U.S. agencies	$3,500	$10,026	$—	$—	$13,526	2.13%
U.S. agency mortgage-backed (2)	—	72,511	10,068	—	82,579	3.97%
State and municipal	2,543	28,701	37,137	5,065	73,446	5.21%
Debt securities-corporate trust preferred	—	—	—	987	987	7.98%
Total	$6,043	$111,238	$47,205	$6,052	$170,538	4.38%

Yield (1)	5.41%	3.89%	5.11%	6.50%	4.38%

(1) Weighted average yields (tax equivalent basis) were calculated on the amortized cost basis.
(2) U.S. agency mortgage-backed securities are included in the maturity categories based on average expected life.

Restricted Investment in Bank Stocks

At December 31, 2009, PeoplesBank held $4,277,000 in restricted common stock, compared to $2,692,000 at year-end 2008. The increase was required to obtain advances from the Federal Home Loan Bank of Pittsburgh (FHLBP) to finance the leverage strategy previously discussed. Investment in restricted stock is a condition of obtaining credit from the FHLBP and the Atlantic Central Bankers Bank (ACBB) organizations. Of the total, $4,202,000 consisted of stock issued by the FHLBP and $75,000 issued by the ACBB. In December 2008, the FHLBP announced the suspension of the payment of dividends on its common stock and its repurchase of capital stock as strategies to preserve its capital. Information about impairment considerations for restricted stock is provided in Note 1-Summary of Significant Accounting Policies.

Loans

On December 31, 2009, total loans were $646 million, an increase of approximately $73 million or 13 percent above year-end 2008. Table 7 presents the composition of total loans on a comparative basis for five year-end periods. The table shows a trend of growth and corporate emphasis on commercial lending. At year-end 2009, commercial related loans increased $72 million or 16 percent above year-end 2008, while consumer related loans were relatively flat. The increase in commercial loans for 2009 was due in part to an increase in the business banking staff and the addition of two business banking offices in Maryland. Commercial loan portfolio growth was also positively impacted by changes in the competitive landscape caused by the acquisition of local competitors by larger financial institutions headquartered outside of our market area. As a result of the recessionary economy and rising unemployment there has been little or no demand for consumer loans, particularly installment loans. The average yield (tax equivalent basis) earned on total loans was 5.79 percent for 2009, compared to

6.63 percent for 2008. The decline in loan yields, particularly floating rate loans, reflected a series of aggressive interest rate cuts by the Federal Reserve Bank from September 2007 through April 2008 and again during the fourth quarter of 2008 in its continuing efforts to stimulate the recessionary economy. The historically low level of the LIBOR reflects the impact of a global economic slowdown and disrupted credit markets.

During 2009 and 2008, PeoplesBank’s mortgage banking staff focused on originating and selling residential mortgages without retaining servicing rights. Mortgage loan production, principally from refinances, was particularly strong for 2009, as low market interest rates and first time homebuyer tax credits fueled demand. These loans are classified on the balance sheet as loans held for sale and reported at the lower of cost or fair value. On December 31, 2009, loans held for sale were $1.3 million, compared to $7.4 million at year-end 2008.

Table 7-Loan Portfolio Composition

	December 31,
(dollars in thousands)	2009	%	2008	%	2007	%	2006	%	2005	%
Commercial, industrial and agricultural	$415,404	64.3	$348,111	60.7	$243,144	54.5	$218,673	53.9	$207,545	56.4
Real estate - construction and land development	104,986	16.3	100,088	17.5	83,625	18.8	91,414	22.5	74,478	20.2
Total commercial related loans	520,390	80.6	448,199	78.2	326,769	73.3	310,087	76.4	282,023	76.6

Real estate - residential mortgages	73,294	11.3	64,928	11.3	55,257	12.4	31,509	7.8	26,190	7.1
Installment	52,193	8.1	59,951	10.5	63,693	14.3	63,977	15.8	59,896	16.3
Total consumer related loans	125,487	19.4	124,879	21.8	118,950	26.7	95,486	23.6	86,086	23.4

Total loans	$645,877	100.0	$573,078	100.0	$445,719	100.0	$405,573	100.0	$368,109	100.0

The following table shows that, at December 31, 2009, the commercial loan portfolio was comprised of approximately $285 million or 55 percent in fixed rate loans and $235 million or 45 percent in floating rate loans. Comparatively, the mix was 54/46 on December 31, 2008. Floating rate loans reprice periodically with changes in the Wall Street Journal (WSJ) prime rate and LIBOR. Additional loan information can be found in Note 4—Loans, and within the Risk Management section of this report.

Table 8-Selected Loan Maturities and Interest Rate Sensitivity

	December 31, 2009 Maturity Distribution
(dollars in thousands)	1 year or less	1-5 years	over 5 years	Total
Commercial, industrial and agricultural	$63,319	$98,262	$253,823	$415,404
Real estate-construction and land development	73,625	25,166	6,195	104,986
Total commercial related loans	$136,944	$123,428	$260,018	$520,390

Fixed interest rates	$20,440	$78,111	$186,343	$284,894
Floating interest rates	116,504	45,317	73,675	235,496
Total commercial related loans	$136,944	$123,428	$260,018	$520,390

Other Assets

On December 31, 2009, other assets totaled $37 million, compared to $23 million on December 31, 2008. The increase in other assets was due in part to a $7.3 million increase in foreclosed real estate, which is discussed in the Nonperforming Assets section of this report. The increase in other assets was also attributable to a $4.1 million prepayment of FDIC deposit insurance premiums discussed elsewhere in this report. Besides foreclosed real estate and prepaid FDIC premiums, other assets included PeoplesBank’s investments in life insurance and real estate partnerships. The investment in life insurance policies is on a select group of employees and directors. This investment is carried at the cash surrender value of the underlying policies. The cash surrender value was approximately $12.7 million on December 31, 2009, compared to $12.1 million at year-end 2008. Also included in other assets is the carrying value of investments in two unrelated real estate partnerships totaling $2.0 million on December 31, 2009, compared to $2.6 million at year-end 2008. The purpose of these partnerships is to provide low cost housing to income qualified families. PeoplesBank’s role in these real estate partnerships is solely as an investor, whose return is in the form of federal tax credits, which will be realized over a specified number of years. Additional information about investment in bank owned life insurance, real estate partnerships and foreclosed real estate can be found in Note 1 under the appropriate subheadings.

Funding

Deposits

Deposits are the principal source of funding for earning assets. On December 31, 2009, total deposits were $723 million, an increase of $125 million or 21 percent above year-end 2008. The increase in total deposits occurred primarily in the time (CD) and money market deposit categories, which were generated from local markets. The Corporation does not rely on brokered deposits to fund operations. On December 31, 2009, the volume of brokered deposits was $7.1 million, which resulted from participation in the Certificate of Deposit Account Registry Service (CDARS). Federally insured bank deposits continue to provide safe haven to our clients who remain concerned about the economy, volatility in the capital markets and the high level of unemployment. The addition of three financial centers in 2008 and competitive pricing also contributed to the increase in deposit volumes during 2009. The average rate paid on interest bearing deposits was 2.27 percent for 2009, compared to 2.91 percent for 2008. A comparative breakdown of deposits is located in Note 8—Deposits. On December 31, 2009, the balance of certificates of deposit with a balance of $100,000 and above was $163 million. Of this total, $25 million mature within three months, $22 million mature after three months but within six months, $27 million mature after six months but within twelve months, and the remaining $89 million mature beyond twelve months.

Short-term Borrowings and Long-term Debt

Short-term borrowings are comprised of securities sold under repurchase agreements (repo agreements), federal funds purchased from correspondent banks, and credit available through the Federal Home Loan Bank of Pittsburgh (FHLBP) and the Atlantic Central Bankers Bank (ACBB). The interest rate for short-term borrowings reprices daily based on the federal funds rate, LIBOR or other indices depending on the borrowing program. During the fourth quarter of 2009, PeoplesBank began offering repo agreements as part of its cash management product offerings to commercial clients. On December 31, 2009, short-term borrowings totaled $8.5 million and were composed solely of repo agreements, compared to $18.3 million for year-end 2008.

Long-term debt is a secondary funding source for asset growth. On December 31, 2009, long-term debt was $74 million, compared to $19 million at year-end 2008. During 2009, PeoplesBank borrowed approximately $66 million in term debt from the FHLBP to partially effect a leverage strategy. Maturities were staggered over three years at an average rate of 2.04 percent. PeoplesBank borrowed from the FHLBP to finance investments in securities to generate sufficient net interest spread to cover the cost of the dividends payable on the preferred stock issued in January 2009 as described below in the Shareholders’ Equity and Capital Adequacy section. Over the course of the current year, PeoplesBank borrowed or repaid FHLBP advances in accordance with management’s financial plans, scheduled maturities and the availability of funds. A listing of outstanding long-term debt obligations at December 31, 2009, is provided in Note 9—Short-term Borrowings and Long-term Debt. Generally, funds for the payment of long-term debt come from operations and refinancings. On December 31, 2009, total unused credit with the FHLBP was approximately $27 million. Obligations to the FHLBP are secured by FHLBP stock and qualifying collateral, principally the unpledged portion of PeoplesBank’s investment securities portfolio and qualifying loan receivables, principally mortgage loans. As of December 31, 2009, the Corporation maintained an unsecured line of credit of $3 million with ACBB, which is renewable annually. The interest rate on the line is the greater of the Wall Street Journal Prime or 5 percent. The full amount of the line with ACBB was available at year-end 2009.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity or capital enables the Corporation to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including: profitability, corporate expansion, balance sheet growth, dividend policy, and regulatory mandates, among others. Total shareholders’ equity was $72 million on December 31, 2009, compared to $52 million for year-end 2008. The increase in equity was caused primarily by the issuance of $16.5 million of preferred stock described below. Increases in retained earnings from profitable operations and accumulated other comprehensive income from unrealized gains, net of tax, on securities available-for-sale also contributed to the increase in shareholders’ equity.

As previously reported, on January 9, 2009, the Corporation sold 16,500 shares of $1,000 liquidation value ($2.50 par value) nonvoting cumulative perpetual preferred stock to the U.S. Department of the Treasury (Treasury) under the Treasury’s voluntary Capital Purchase Program (CPP) and received $16.5 million in capital funds. Codorus Valley, which is well capitalized, has been using the capital to sustain loan growth plans and to strengthen its capital base against economic uncertainties. The preferred stock, which qualifies as Tier 1 capital, is generally redeemable at any time in whole or in part in a qualified offering (i.e., a minimum of 25 percent of the issue price) with regulatory permission. The dividend on the preferred stock is 5 percent per annum for the first five years, and 9 percent thereafter and is paid quarterly. Under the CPP, the Corporation was also required to issue a warrant (option) to the Treasury to allow the Treasury to purchase 263,859 shares of common stock at an initial exercise price of $9.38 per share (subject to adjustment for stock dividends, splits, etc.). The 10-year warrant can be exercised by the Treasury at any time on or before January 9, 2019. The allocation of the $16.5 million of proceeds between the preferred stock and the warrant is provided in Note 12-Shareholders’ Equity. The CPP places restrictions on the ability of participating institutions, without obtaining permission from the Treasury, to increase dividends and repurchase the Corporation’s common stock. The CPP also places restrictions on incentive compensation to senior executives. The annual after-tax cost of the preferred stock is approximately $982,000, ($825,000 in dividends plus $157,000 for the average implied cost of the warrant), which is charged to retained earnings. Management initiated an $80 million leverage strategy to generate sufficient income to offset costs associated with the dividends payable on the preferred stock. The leverage strategy, which was completed in April 2009, involved borrowing from the Federal Home Loan Bank of Pittsburgh and investing the proceeds in investment grade securities to achieve a two percent margin spread.

The Corporation typically pays cash dividends on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other factors. Annual cash dividends per common share totaled $0.26 for 2009, compared to $0.51, as adjusted, for 2008. The decrease in the Corporation’s common dividends mirrored the downward trend in dividend payments by the financial services industry in response to declining credit quality and economic uncertainty. Management is focused on preserving capital as a result of lower earnings, the need to maintain sufficient capital to support balance sheet growth and to remain prepared for a possible continuation of economic uncertainty. On January 12, 2010, the Board declared a regular cash dividend of $0.03 per share, payable on or before February 9, 2010, to shareholders of record on February 2, 2010. This dividend was the same amount that was paid in the previous two quarters. The Corporation’s participation in the U.S. Department of the Treasury’s Capital Purchase Program (CPP) requires regulatory approval to increase quarterly cash dividends on common stock above $0.12 cents per share. The $0.12 cents per share cap represents the dividend that was paid just prior to the Corporation’s participation in the CPP.

Periodically, the Corporation distributes a stock dividend as an additional means of enhancing long-term shareholder value. For 2009, no stock dividend was distributed. The Corporation distributed a 5 percent stock dividend in 2008 and 2007. Distribution of the stock dividend in 2008 resulted in the issuance of 187,363 additional common shares. The weighted average number of shares of common stock outstanding, as adjusted, was 4,042,910 for 2009, 3,965,996 for 2008 and 3,881,501 for 2007.

As disclosed in this report, the Corporation maintains various employee, director and shareholder benefit plans that could result in the issuance of its common stock or affect its earnings. Information regarding these plans can be found in Note 13-Benefit Plans and Note 14-Stock-Based Compensation to the consolidated financial statements.

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

Table 9-Capital Ratios

	Ratios at December 31,		Federal Minimum Required	Federal Well Capitalized		Capital * at December 31,
(dollars in thousands)	2009	2008				2009	2008

Tier 1 risk-based capital
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	11.83%	10.03%	4.00%	n/a	%	$79,286	$60,613
PeoplesBank	11.25	9.49	4.00	6.00		74,945	56,857

Total risk-based capital
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	12.90%	10.80%	8.00%	n/a	%	$86,461	$65,303
PeoplesBank	12.33	10.27	8.00	10.00		82,120	61,547

Leverage
(Tier 1 capital as a percentage of average total assets)
Codorus Valley Bancorp, Inc. (consolidated)	9.11%	9.12%	4.00%	n/a	%	$79,286	$60,613
PeoplesBank	8.66	8.63	4.00	5.00		74,945	56,857

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

Credit Risk Management

Credit risk represents the possibility that a loan client, counterparty or issuer may not perform in accordance with contractual terms, posing one of the most significant risks of loss to the Corporation. Accordingly, the Corporation emphasizes the management of credit risk. To support this objective a sound lending policy framework has been established. This framework includes seven basic policies that guide the lending process and minimize risk. First, the Corporation follows detailed written lending policies and procedures. Second, lending authority is granted commensurate with dollar amount, loan type, level of risk, and loan officer experience. Third, loan review committees function at both the senior lending officer level and the board level to review and approve loans that exceed pre-established dollar thresholds and/or meet other criteria. Fourth, the Corporation lends mainly within its primary geographical market area, York County, Pennsylvania and northern Maryland. Although this focus may pose a geographical concentration risk, the diverse local economy and employee knowledge of customers lessens this risk. Fifth, the loan portfolio is diversified to prevent dependency upon a single customer or small group of related customers. Sixth, the Corporation does not participate in the subprime lending market, nor does it invest in securities backed by subprime mortgages. And seventh, the Corporation does not lend to foreign countries or persons residing therein.

The Corporation uses loan-to-value ratios (LTV ratios) to minimize the risk of loss from the loan portfolio. At December 31, 2009, the LTV ratios listed below were in effect.

Loan type	LTV ratio %
Residential, owner occupied 1-4 units, tax assessment	90
Residential, owner occupied 1-4 units, certified appraisal	80
Residential, non-owner occupied 1-4 units, certified appraisal	75
Residential, 5 or more units	75
Agricultural	75
Commercial	70
Industrial	65
Vacant land	65

An acceptable valuation is required on all real estate secured loans. Generally, an appraisal performed by an independent licensed appraiser is required for real estate secured loans where the amount is above $100,000, or is non-owner occupied, or if the LTV ratio is above 70 percent for commercial property or above 90 percent of the tax assessed value for owner occupied residential property. Exceptions to LTV ratios and the use of a licensed appraiser are sometimes made by management when there are compensating factors.

One component of the internal credit risk review is the identification and management of industry concentrations, defined as greater than 10 percent of the total loan portfolio. At year-end 2009 and 2008, the Corporation had two industry concentrations that exceeded 10 percent of the total loan portfolio: real estate construction and land development was 16.3 and 17.5 percent of the portfolio, respectively; and commercial real estate leasing was 15.1 and 14.9 percent of the portfolio, respectively. Loans to borrowers within these industries are usually collateralized by real estate.

In addition to a comprehensive lending policy, numerous internal reviews of loan and foreclosed real estate portfolios occur throughout the year. In addition to management’s reviews in connection with its internal controls, loan portfolios are reviewed by independent auditors in connection with their annual financial statement audit and are examined periodically by bank regulators.

Nonperforming Assets

The following table presents a five-year history of asset categories posing the greatest risk of loss and related ratios. Management generally places a loan on nonaccrual status and ceases accruing interest income when loan payment performance is unsatisfactory and the loan is past due 90 days or more. Loans past due 90 days or more and still accruing interest, are contractually past due, but well collateralized and in the process of collection. The final category, foreclosed real estate, is real estate acquired to satisfy debts owed to PeoplesBank. The paragraphs below explain significant changes in the aforementioned categories for December 31, 2009, compared to December 31, 2008.

Nonperforming assets are reviewed by management each month. Management generally relies on appraisals performed by independent licensed appraisers to determine the value of impaired, collateral-dependent loans. In instances where the value of the collateral minus estimated selling costs is less than the net carrying amount of the loan, a loss allowance is established for that difference by recording a loss provision to the income statement. When it is probable that some portion or all of the loan balance will not be collected that amount is charged off as loss against the allowance. A loan is returned to accrual status when management determines that circumstances have improved to the extent that all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Table 10-Nonperforming Assets

	December 31,
(dollars in thousands)	2009		2008		2007		2006		2005

Nonaccrual loans	$25,558		$8,396		$9,411		$4,368		$1,034
Accruing loans that are contractually past due 90 days or more as to principal or interest	40		61		222		4		—
Foreclosed real estate, net of allowance	9,314		2,052		403		38		7
Total nonperforming assets	$34,912		$10,509		$10,036		$4,410		$1,041

Ratios:
Nonaccrual loans as a % of total year-end loans	3.96%		1.47%		2.11%		1.08%		0.28%

Nonperforming assets as a % of total year-end loans and net foreclosed real estate	5.33%		1.83%		2.25%		1.09%		0.28%

Nonperforming assets as a % of total year-end shareholders’ equity	48.48%		20.14%		20.73%		10.31%		2.69%

Allowance for loan losses as a multiple of nonaccrual loans	.3	x	.6	x	.4	x	.7	x	2.5	x

On December 31, 2009, nonaccrual loans consisted of collateralized business and mortgage loans, and consumer loans. The nonaccrual loan portfolio balance totaled $25,558,000 on December 31, 2009, an increase of $17,162,000 or 204 percent above year-end 2008. The increase was primarily the result of prolonged weak economic conditions and the corresponding effects it on our commercial borrowers. On December 31, 2009, the nonaccrual loans portfolio was comprised of twenty-three unrelated accounts ranging in size from $1,000 to $5,041,000. Six unrelated commercial loan accounts, which represent 91 percent of the total nonaccrual loan portfolio balance, are described below.

Management has established a loss allowance for selected accounts where the net realizable value of the collateral is insufficient to repay the loan. Management and the Board of Directors evaluate the adequacy of the allowance for loan losses at least quarterly. Collection efforts, including modification of contractual terms for individual accounts based on prevailing market conditions and liquidation of collateral assets, are being employed to maximize recovery. Further provisions for loan losses may be required on nonaccrual loans when additional information becomes available.

Loan no. 1—The outstanding principal loan balance is $5,041,000. Based on an appraisal of the improved real estate, an 89,000 square foot office building, collateralizing the loan and other factors, management established a $1,649,000 allowance for possible loss. Subsequent to year-end 2009, management confirmed that the borrower has finalized lease terms with a tenant for a significant portion of the office space. The borrower has not finalized financial arrangements to complete tenant improvements as required under the terms of the lease.

Loan no. 2—PeoplesBank owns approximately 29 percent participation loan interest and its share of the outstanding principal balance of the loan is $4,340,000. The collateral supporting the loan is a condominium building. During the fourth quarter of 2009, the borrower conducted a public auction and sold 17 of the 81 condominium units for sale. PeoplesBank’s share of the sale proceeds was approximately $1 million. As of year-end 2009, PeoplesBank received $769,000 of the total, which it applied to the outstanding principal balance of the loan. The borrower plans another public auction in the spring of 2010.

Loan no. 3— PeoplesBank owns a 27 percent participation loan interest and its share of the outstanding principal balance of the loan is $4,385,000. The collateral supporting the loan is approximately 110 acres of undeveloped land, which is zoned mixed office district. In management’s judgment the loan is adequately collateralized by the real estate. Management would also rely on the personal guarantors of the loan, if necessary.

Loan no. 4— The outstanding principal loan balance is $3,739,000. This account is collateralized by three acres of improved real estate located in a major commercial district and a small parcel of improved real estate and the assignment of a personal loan from a third-party whose payments are current. Based on recent appraisals of the real estate, management believes that the loan is adequately collateralized.

Loan no. 5— The outstanding principal loan balance is $3,298,000. This account is collateralized by 266 acres of unimproved land that is zoned for residential development. Subsequent to year-end 2009, PeoplesBank acquired the real estate through a public auction. Management is in the process of marketing the property.

Loan no. 6— PeoplesBank owns approximately 54 percent participation loan interest and its share of the outstanding principal balance of the loan is $2,443,000. This account is collateralized by 142 approved residential building lots. Of this total, 35 lots are improved. Management established a $417,000 reserve for probable loss for this collateral dependent loan, which was based on a recent appraisal from an independent appraiser.

For 2009, the gross interest income that would have been recorded if the nonaccrual loans had been current in accordance with their original terms and current throughout the period was approximately $1,459,000. The amount of interest income on those nonaccrual loans that was included in net income for 2009 was approximately $770,000. The interest income recognized on impaired loans, which includes nonaccrual loans, in Note 5-Impaired, Nonaccrual and Past Due Loans is a lesser amount because it includes interest income only from the time the loan was impaired.

The foreclosed real estate portfolio balance, net of allowance, totaled $9,314,000 on December 31, 2009. It was comprised of seven unrelated accounts ranging in size from $102,000 to $4,327,000, which management is actively attempting to liquidate. Foreclosed real estate is included in the other assets category on the Corporation’s balance sheet. Five unrelated accounts, which represent 96 percent of the total foreclosed real estate portfolio balance, are described below. If a valuation allowance for possible loss was established for a particular property it is so noted in the property description.

Property no. 1—The property is a five story, mid-rise apartment complex comprised of 110 residential condominium units. Its carrying value is $4,327,000. Subsequent to year-end 2009, a sales contract was executed for the entire complex with settlement planned in the first quarter of 2010. It is anticipated that the sales price less selling costs will result in full recovery of the carrying value.

Property no. 2—The property is an unoccupied nine unit condominium building with a carrying value of $1,822,000. To date, the Corporation has received agreements to purchase three of the units. Management anticipates total gross proceeds of approximately $738,000 from the sale of the three units.

Property no. 3— PeoplesBank has a 64 percent participation loan interest in 42 improved lots within a 20.6 acre established residential subdivision. The carrying value of PeoplesBank’s interest is $1,437,000. The lead bank is in the process of marketing the property and considering offers from prospective buyers, and exploring the value of potential additional collateral.

Property no. 4—PeoplesBank has a 25 percent participation loan interest in this improved real estate located on 110 acres. The carrying value of PeoplesBank’s interest is $699,000, which was based upon a 2009 appraisal on the property. Subsequent to year-end 2009, the lead bank executed a sales contract with a third party that was below the 2009 appraised value, and established a new fair value of the property. As a result, an impairment loss of approximately $325,000 is anticipated on this property in the first quarter of 2010.

Property no. 5—PeoplesBank has approximately an 18 percent participation loan interest in a 64 unit assisted living facility located on 1.5 acres of land. The carrying value of PeoplesBank’s interest is $668,000, which is net of an $189,000 allowance for possible loss. Subsequent to year end 2009, the lead bank executed a sales contract and is presently awaiting settlement, which is expected to have an immaterial impact on earnings.

On December 31, 2009, there were approximately$7.9 million in potential problem loans closely monitored by management. Potential problem loans consist of loans for which management has doubts as to the ability of the borrower to comply with present repayment terms, and which are not disclosed in Table 10. A loss allowance is established for those potential problem loans that, in management’s judgment, were inadequately collateralized. Comparatively, management was monitoring approximately $12.6 million in potential problem loans on December 31, 2008.

Allowance for Loan Losses

Although the Corporation maintains sound credit policies, certain loans deteriorate and must be charged off as losses. The allowance for loan losses is maintained to absorb losses inherent in the portfolio. The allowance is increased by provisions charged to expense and is reduced by loan charge offs, net of recoveries. The allowance is based upon management’s continuous evaluation of the loan portfolio coupled with a formal review of adequacy on a quarterly basis, which is subject to review and approval by the Board.

The allowance for loan losses consists primarily of two components, specific allowances for individually impaired commercial loans and allowances calculated for pools of loans. The Corporation uses an internal risk rating system to evaluate individual loans. Loans are segmented into industry groups or pools with similar characteristics and an allowance for loan losses is allocated to each segment based on quantitative factors such as recent loss history, and qualitative factors, such as the results of internal and external credit reviews, changes in the size and composition of the loan portfolio, adequacy of collateral, general economic conditions and the local business outlook. Determining the level of the allowance for probable loan losses at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which are often subjective and fluid. Table 11—Analysis of Allowance for Loan Losses presents an analysis of the activity in the allowance for loan losses over a five-year period. Table 12—Allocation of Allowance for Loan Losses presents an allocation of the allowance for loan losses by major loan category. During 2009, the analysis of adequacy of the allowance was refined to better measure risks associated with quantitative and qualitative risk factors applied to pooled industry segments. As a result, the unallocated component of the allowance for loan losses decreased for December 31, 2009, compared to prior years. Generally, the unallocated component for year-end 2009 reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the loan portfolio.

The allowance was $7,175,000 or 1.11 percent of total loans, on December 31, 2009, compared to $4,690,000 and 0.82 percent, respectively, on December 31, 2008. The increase in the allowance reflects credit quality issues for selected commercial real estate loans and was based on management’s estimate of the amount necessary to bring the allowance to a level reflective of the risk in the loan portfolio and loan growth. Management considered macro-economic factors that could adversely affect the ability of PeoplesBank’s loan clients to repay their loans, including the high level of unemployment and the probable continuation of a downturn in the commercial real estate market. The Corporation does not participate in the subprime lending market and accordingly, it has no direct loss exposure to subprime lending. Based on its evaluation of probable loan losses in the current portfolio, management believes that the allowance is adequate to support losses inherent in the loan portfolio on December 31, 2009. The large recovery in 2007 of prior period commercial loan losses was discussed in the provision for loan loss section of this report.

Table 11-Analysis of Allowance for Loan Losses

(dollars in thousands)	2009	2008	2007	2006	2005

Balance - beginning of year	$4,690	$3,434	$3,126	$2,538	$1,865
Provision charged (recovery credited) to operating expense	3,715	1,870	(554)	650	775
Loans charged off
Commercial	750	16	7	104	34
Real estate-construction	310	481	—	—	—
Real estate-mortgage	19	24	31	27	99
Consumer	225	141	28	19	80
Total loans charged off	1,304	662	66	150	213
Recoveries
Commercial	16	41	886	58	74
Real estate-mortgage	6	2	16	3	2
Consumer	52	5	26	27	35
Total recoveries	74	48	928	88	111
Net (recoveries) charge offs	1,230	614	(862)	62	102
Balance - end of year	$7,175	$4,690	$3,434	$3,126	$2,538

Ratios
Net (recoveries) charge offs as a % of average total loans	0.20%	0.13%	(0.20)%	0.02%	0.03%
Allowance for loan losses as a % of total loans	1.11%	0.82%	0.77%	0.77%	0.69%
Allowance for loan losses as a % of nonaccrual loans and loans past due 90 days or more	28%	56%	36%	71%	245%

The trend of increased loan charge offs reflects prolonged weak economic conditions and the effects they had on our commercial borrowers.

Table 12-Allocation of Allowance for Loan Losses

	2009		2008		December 31, 2007		2006		2005
(dollars in thousands)	Amount	% Total Loans	Amount	% Total Loans	Amount	% Total Loans	Amount	% Total Loans	Amount	% Total Loans

Commercial, industrial and agricultural	$4,974	64.3	$2,480	60.7	$1,622	54.5	$1,500	53.9	$1,339	56.4
Real estate - construction and land development	1,837	16.3	1,016	17.5	615	18.8	549	22.5	439	20.2
Total commercial related	6,811	80.6	3,496	78.2	2,237	73.3	2,049	76.4	1,778	76.6

Real estate - residential mortgages	32	11.3	31	11.3	22	12.4	22	7.8	19	7.1
Installment	188	8.1	212	10.5	147	14.3	122	15.8	141	16.3
Total consumer related	220	19.4	243	21.8	169	26.7	144	23.6	160	23.4

Unallocated	144	n/a	951	n/a	1,028	n/a	933	n/a	600	n/a

Total	$7,175	100.0	$4,690	100.0	$3,434	100.0	$3,126	100.0	$2,538	100.0

Note: The specific allocation for any particular loan category may be reallocated in the future as risk perceptions change. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire loan portfolio.

Liquidity

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan customers, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, it provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are scheduled investment security maturities and cash inflows, funds received from customer loan payments, and asset sales. The primary sources of liability liquidity are deposit growth, short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. For 2009, management believes that liquidity was adequate based on the potential liquidation of a $174 million portfolio of available-for-sale securities, valued at December 31, 2009, and available credit from the Federal Home Loan Bank of Pittsburgh. On December 31, 2009, available net funding from the FHLBP was approximately $27 million. The Corporation’s loan-to-deposit ratio was 89 percent for year-end 2009, compared to 96 percent for year-end 2008. The decrease in the ratio was the result of deposit growth outpacing loan growth in 2009.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Financial instruments with off-balance sheet risk are disclosed in Note 16-Commitments to Extend Credit of this report and totaled $175 million at December 31, 2009, compared to $177 million at December 31, 2008. Normally these commitments have fixed expiration dates or termination clauses and are for specific purposes.

Accordingly, many of the commitments are expected to expire without being drawn and therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Impact of Inflation and Changing Prices

The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation may impact the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio. Inflation may also significantly affect noninterest expenses, which tend to rise during periods of general inflation. The level of inflation can be measured by the change in the Consumer Price Index (CPI) for all urban consumers (December vs. December). The change in the CPI for 2009 was 2.7 percent, compared to 0.1 percent for 2008 and 4.1 percent for 2007.

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

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, with an emphasis on Internal Control Over Financial Reporting-Guidance for Smaller Public Companies, also issued by COSO. Based on this assessment, management concluded that, as of December 31, 2009, the Corporation’s internal control over financial reporting is effective based on those criteria.

This Annual Report does not include an attestation report of the Corporation’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in this Annual Report.

/s/ Larry J. Miller	/s/ Jann A. Weaver
Larry J. Miller	Jann A. Weaver
(Principal Executive Officer)	(Principal Financial and Accounting
Vice-Chairman, President	Officer) Treasurer, and
and Chief Executive Officer	Assistant Secretary

March 23, 2010

Item 8: Financial statements and supplementary data

Codorus Valley Bancorp, Inc.
Consolidated Balance Sheets

	December 31,
(dollars in thousands, except share data)	2009	2008
Assets
Interest bearing deposits with banks	$14,545	$3,254
Cash and due from banks	8,634	11,621
Federal funds sold	3,000	—
Total cash and cash equivalents	26,179	14,875
Securities, available-for-sale	174,177	72,163
Securities, held-to-maturity (fair value $0 - 2009 and $2,283 - 2008)	—	2,432
Restricted investment in bank stocks, at cost	4,277	2,692
Loans held for sale	1,266	7,373
Loans (net of deferred fees of $766 - 2009 and $566 - 2008)	645,877	573,078
Less-allowance for loan losses	(7,175)	(4,690)
Net loans	638,702	568,388
Premises and equipment, net	11,223	11,900
Other assets	37,007	22,943
Total assets	$892,831	$702,766

Liabilities
Deposits
Noninterest bearing	$55,583	$47,781
Interest bearing	667,374	550,348
Total deposits	722,957	598,129
Short-term borrowings	8,466	18,283
Long-term debt	73,972	19,186
Junior subordinated debt	10,310	10,310
Other liabilities	5,114	4,677
Total liabilities	820,819	650,585

Shareholders’ equity
Preferred stock, par value $2.50 per share; $1,000 liquidation preference, 1,000,000 shares authorized; 16,500 shares issued and outstanding - 2009 and 0 - 2008	15,828	—
Common stock, par value $2.50 per share; 10,000,000 shares authorized; 4,074,636 shares issued and outstanding - 2009 and 4,017,033 - 2008	10,187	10,043
Additional paid-in capital	37,004	35,877
Retained earnings	6,592	5,057
Accumulated other comprehensive income	2,401	1,204
Total shareholders’ equity	72,012	52,181
Total liabilities and shareholders’ equity	$892,831	$702,766

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Income

	Years ended December 31,
(dollars in thousands, except per share data)	2009	2008	2007
Interest income
Loans, including fees	$34,750	$32,705	$34,007
Investment securities:
Taxable	3,414	2,380	2,650
Tax-exempt	2,086	1,262	1,206
Dividends	12	51	149
Federal funds sold	8	331	1,149
Other	40	3	8
Total interest income	40,310	36,732	39,169

Interest expense
Deposits	14,202	14,354	16,417
Federal funds purchased and other short-term borrowings	53	83	—
Long-term and junior subordinated debt	2,103	1,372	2,072
Total interest expense	16,358	15,809	18,489
Net interest income	23,952	20,923	20,680

Provision for (recovery of) loan losses	3,715	1,870	(554)
Net interest income after provision for (recovery of) loan losses	20,237	19,053	21,234

Noninterest income
Trust and investment services fees	1,348	1,276	1,260
Income from mutual fund, annuity and insurance sales	1,345	1,829	1,506
Service charges on deposit accounts	2,347	2,273	1,979
Income from bank owned life insurance	636	308	271
Other income	572	477	431
Gain on sales of loans held for sale	960	379	248
Gain (loss) on sales of securities	289	123	(7)
Total noninterest income	7,497	6,665	5,688

Noninterest expense
Personnel	13,099	11,451	10,676
Occupancy of premises, net	1,792	1,586	1,333
Furniture and equipment	1,663	1,437	1,324
Postage, stationery and supplies	465	471	449
Professional and legal	411	462	392
Marketing and advertising	626	712	675
FDIC insurance	1,477	342	55
Debit card processing	512	493	422
Charitable donations	250	663	436
Telephone	508	225	167
Foreclosed real estate	487	204	72
Impaired loan carrying costs	744	158	(7)
Other	2,457	1,840	2,374
Total noninterest expense	24,491	20,044	18,368
Income before income taxes (benefit)	3,243	5,674	8,554

Provision (benefit) for income taxes	(191)	1,209	2,180
Net income	3,434	4,465	6,374
Preferred stock dividends and discount accretion	957	—	—
Net income available to common shareholders	$2,477	$4,465	$6,374
Net income per common share, basic	$0.61	$1.13	$1.64
Net income per common share, diluted	$0.61	$1.12	$1.61

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2009	2008	2007

Cash flows from operating activities
Net income	$3,434	$4,465	$6,374
Adjustments to reconcile net income to cash provided by operations:
Depreciation	1,394	1,213	1,123
Provision for (recovery of) loan losses	3,715	1,870	(554)
Provision for losses on foreclosed real estate	189	—	—
Deferred income tax benefit	(2,014)	(710)	(235)
Amortization of investment in real estate partnerships	541	522	503
Increase in cash surrender value of life insurance investment	(636)	(308)	(271)
Originations of loans held for sale	(76,264)	(30,792)	(17,845)
Proceeds from sales of loans held for sale	79,345	30,385	18,002
Gain on sales of loans held for sale	(960)	(379)	(248)
(Gain) loss on sales of securities available-for-sale	(291)	(123)	7
Loss on sales of securities held-to-maturity	2	—	—
Loss on disposal of premises and equipment	7	16	—
(Gain) loss on sales of foreclosed real estate	(114)	—	2
Stock-based compensation expense	203	65	55
(Increase) decrease in accrued interest receivable	(927)	205	(91)
(Increase) decrease in other assets	(4,033)	(655)	361
Decrease in accrued interest payable	(54)	(32)	(23)
Increase in other liabilities	496	447	145
Other, net	529	(275)	160
Net cash provided by operating activities	4,562	5,914	7,465

Cash flows from investing activities
Securities, available-for-sale Purchases	(132,209)	(16,015)	(23,333)
Maturities, repayments and calls	23,642	18,222	15,195
Sales	8,947	6,639	961
Securities, held-to-maturity
Calls	519	1,036	4,172
Sales	933	—	—
Net (increase) decrease in restricted investment in bank stock	(1,585)	(1,221)	460
Net increase in loans made to customers	(77,524)	(134,205)	(40,080)
Purchases of premises and equipment	(1,231)	(2,877)	(883)
Investment in life insurance	(6)	(3,971)	(7)
Proceeds from life insurance	—	—	249
Proceeds from sales of foreclosed real estate	462	—	167
Net cash used in investing activities	(178,052)	(132,392)	(43,099)

Cash flows from financing activities
Net increase (decrease) in demand and savings deposits	69,205	(6,059)	2,949
Net increase in time deposits	55,623	92,220	52,374
Net (decrease) increase in short-term borrowings	(9,817)	18,283	—
Proceeds from issuance of long-term debt	76,000	—	—
Repayment of long-term debt	(21,214)	(1,164)	(14,679)
Cash dividends paid to preferred shareholders	(701)	—	—
Cash dividends paid to common shareholders	(1,048)	(2,006)	(2,155)
Net proceeds from issuance of preferred stock and common stock warrants	16,461	—	—
Issuance of common stock	285	1,054	832
Purchase of treasury stock	—	(127)	—
Reissuance of treasury stock	—	104	—
Cash paid in lieu of fractional shares	—	(5)	(6)
Net cash provided by financing activities	184,794	102,300	39,315
Net increase (decrease) in cash and cash equivalents	11,304	(24,178)	3,681
Cash and cash equivalents at beginning of year	14,875	39,053	35,372
Cash and cash equivalents at end of year	$26,179	$14,875	$39,053

Supplemental disclosures
Interest paid on deposits and borrowed funds	$16,412	$15,840	$18,512
Income taxes paid	$1,101	$1,480	$1,765

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance, January 1, 2007	$—	$8,757	$28,839	$5,434	$(244)	$—	$42,786
Comprehensive income:
Net income				6,374			6,374
Other comprehensive income, net of tax:
Unrealized gain on securities, net					529		529
Total comprehensive income							6,903
Common stock cash dividends ($0.555 per share, adjusted)				(2,155)			(2,155)
Common stock 5% stock dividend - 175,148 shares at fair value		438	2,942	(3,386)			(6)
Stock-based compensation			55				55
Issuance of common stock:
60,883 shares under stock option plan		152	680				832

Balance, December 31, 2007	—	9,347	32,516	6,267	285	—	48,415
Cumulative effect of initial recognition of split-dollar life insurance liability				(703)			(703)
Comprehensive income:
Net income				4,465			4,465
Other comprehensive income, net of tax:
Unrealized gain on securities, net					919		919
Total comprehensive income							5,384
Common stock cash dividends ($0.506 per share, adjusted)				(2,006)			(2,006)
Common stock 5% stock dividend - 187,363 shares at fair value		469	2,492	(2,966)			(5)
Purchase of 8,002 shares for treasury						(127)	(127)
Stock-based compensation			65				65
Issuance of common stock:
62,710 shares under stock option plans		157	661				818
17,365 shares under the dividend reinvestment and stock purchase plan		44	148				192
6,581 shares under the employee stock purchase plan		16	28				44
4,064 shares of stock-based compensation awards		10	(10)				—
Re-issuance of 8,002 shares under employee stock purchase plan			(23)			127	104

Balance, December 31, 2008	—	10,043	35,877	5,057	1,204	—	52,181
Comprehensive income:
Net income				3,434			3,434
Other comprehensive income, net of tax:
Unrealized gain on securities, net					1,197		1,197
Total comprehensive income							4,631
Preferred stock and common stock warrants issued, net of issuance costs of $39	15,678		783				16,461
Preferred stock discount accretion	150			(150)			—
Common stock cash dividends ($0.26 per share)				(1,048)			(1,048)
Preferred stock dividends				(701)			(701)
Stock-based compensation			203				203
Issuance of common stock:
27,773 shares under the dividend reinvestment and stock purchase plan		70	136				206
16,163 shares under the employee stock purchase plan		40	39				79
13,667 shares of stock-based compensation awards		34	(34)				—

Balance, December 31, 2009	$15,828	$10,187	$37,004	$6,592	$2,401	$—	$72,012

See accompanying notes.

Codorus Valley Bancorp, Inc.
Notes to Consolidated Financial Statements

NOTE 1-Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation
Codorus Valley Bancorp, Inc. (The Corporation or Codorus Valley) is a one-bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (PeoplesBank). PeoplesBank operates two wholly owned subsidiaries, Codorus Valley Financial Advisors, Inc. (formerly SYC Insurance Services, Inc.) which sells nondeposit investment products, and SYC Settlement Services, Inc., which provides real estate settlement services. In addition, PeoplesBank may periodically create temporary nonbank subsidiaries to hold real estate that it may acquire in satisfaction of debt pending eventual liquidation. PeoplesBank operates under a state charter and is subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation.

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

In accordance with FASB ASC Topic 855 (Prior authoritative literature: FAS No. 165, “Subsequent Events”), the Corporation evaluated the events and transactions that occurred after the balance sheet date of December 31, 2009, but before the financial statements were issued for potential recognition or disclosure. In preparing these financial statements, the Corporation evaluated the events and transactions that occurred from December 31, 2009 through the date these financial statements were issued.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”. SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification” as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. The new standard became effective for interim and annual periods ending after September 15, 2009. The adoption of this statement did not have a material impact on the Corporation’s consolidated financial position or results of operations. Technical references to generally accepted accounting principals included in the Notes to Consolidated Financial Statements are provided under the new FASB ASC structure with the prior terminology included parenthetically.

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

Securities classified as held-to-maturity are those debt securities that the Corporation has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or general economic conditions. These securities are carried at cost, adjusted for amortization of premium and accretion of discount as computed by the interest method over the estimated life of the securities.

Declines in the fair value of available-for-sale and held-to-maturity securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management must first assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the cost basis of the investment will be recovered. The assessment of the probability of recovery would consider among other things the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer. More information about investment securities is provided in Note 3 of this report.

Restricted Stock
Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of December 31, 2009 and 2008, consists primarily of the common stock of FHLB of Pittsburgh (FHLB) and to a lesser degree Atlantic Central Bankers Bank (ACBB). Under the FHLB’s Capital Plan, PeoplesBank is required to maintain a minimum member stock investment, both as a condition of becoming and remaining a member and as a condition of obtaining loans from the FHLB. The FHLB uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors. In December 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942 (Prior authoritative literature: Statement of Position (SOP) 01-6, “Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others”). Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management believes no impairment charge is necessary related to the restricted stock as of December 31, 2009.

Loans Held for Sale
Loans held for sale are reported at the lower of cost or fair value, as determined in the aggregate. The amount, by which cost exceeds fair value, if any, is accounted for as a valuation allowance and is charged to expense in the period of the change.

Loans
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff, generally are stated at their outstanding unpaid principal balances adjusted for charge offs, the allowance for loan losses, and any deferred fees and costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are generally deferred and recognized as adjustments of interest rate yields, by being amortized to interest income over the terms of the related loans. Determination of a loan’s past due status is based on contractual terms. When circumstances indicate that collection of a loan is doubtful, the accrual of interest income is discontinued, and unpaid interest previously credited to income is reversed and charged against current income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when management determines that circumstances have improved to the extent that all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

A loan is considered impaired when, based on current information and events, it is probable that PeoplesBank will be unable to collect all amounts when due according to contractual terms of the loan agreement. Factors considered by management in determining impairment, include: payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. An insignificant delay or shortfall in the amount of payments received would not cause a loan to be rendered impaired. Impairment is measured on an individual loan basis for business loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous consumer loans are collectively evaluated for impairment using loss factors derived in part from historical charge offs. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosure, unless such loans are the subject of a restructuring agreement. Income on impaired loans is recognized under the same policy as disclosed under the heading Loans in this Note.

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

Premises and Equipment
Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation expense is calculated principally on the straight-line method over the assets’ estimated useful lives. Estimated useful lives are ten to forty years for buildings and improvements, five to ten years for furniture and equipment and three to ten years for computer equipment and software. Maintenance and repairs are charged to expense as incurred. The cost of significant improvements to existing assets is capitalized and amortized over the shorter of the asset’s useful life or related lease term. When facilities are retired or otherwise disposed of, the depreciated cost is removed from the asset accounts, and any gain or loss is reflected in the statement of income.

Foreclosed Real Estate
Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding, acceptance of a deed-in-lieu of foreclosure, or insubstance foreclosures. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Appraisals are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition. Revenue and expense from operations and changes in the valuation allowance are included in expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At December 31, 2009, foreclosed real estate, net of allowance was $9,314,000, compared to $2,052,000 for December 31, 2008.

Investments in Real Estate Partnerships
In March 2003, PeoplesBank acquired a 73.47 percent limited partner interest in a real estate joint venture known as Village Court, which was formed to develop, construct, own and operate a 60-unit affordable housing complex located in Dover Township, York County, Pennsylvania. Construction of the housing complex was completed in the fourth quarter of 2004 and the complex was fully leased by December 31, 2004. The investment balance included in other assets was $1,439,000 at December 31, 2009, compared to $1,719,000 at December 31, 2008. Additionally, PeoplesBank is a 99.99 percent limited partner in a real estate joint venture known as SMB Properties that rehabilitated and now operates seven buildings in the City of York, Pennsylvania as part of a revitalization initiative. The buildings provide low-income housing to qualified families and to a lesser degree, space for commercial purposes. The investment balance included in other assets was $574,000 at December 31, 2009, compared to $835,000 at December 31, 2008.

Investment and related tax credits are accounted for under the effective yield method of accounting under which tax credits are recognized as they are allocated, and the cost of the investment is amortized to provide a constant yield over the period that tax credits are allocated, generally ten years.

Bank Owned Life Insurance
PeoplesBank invests in bank owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by PeoplesBank on a select group of employees and directors. PeoplesBank is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies and is included in other assets in the amount of $12,698,000 at December 31, 2009, compared to $12,071,000 at December 31, 2008. In November 2008, PeoplesBank purchased life insurance on additional employees and a director and made an additional investment in existing policies totaling $3,964,000. At that time, the majority of existing policies were transferred to new insurance carriers to earn higher returns. Income from the increase in cash surrender value of the policies is a separate line item within the noninterest income section of the income statement.

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

The Corporation accounts for uncertain tax positions as required by FASB ASC Topic 740 (Prior authoritative literature: FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”). FASB ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, the accounting standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. No significant income tax uncertainties have been identified by the Corporation, therefore, the Corporation recognized no adjustment for unrecognized income tax benefits for the year ended December 31, 2009. Our policy is to recognize interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statement of Income. The Company did not recognize any interest and penalties for the year ended December 31, 2009. The tax years subject to examination by the taxing authorities are the years ended December 31, 2008, 2007, and 2006.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the evaluation of other than temporary impairment losses for investment securities and the evaluation of impairment losses for foreclosed real estate.

Per Share Data
Basic net income per share is calculated as net income divided by the weighted average number of common shares outstanding. Diluted net income per share is calculated as net income divided by the weighted average number of common shares outstanding plus common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options and warrants and are determined using the treasury stock method. All share and per share amounts are adjusted for stock dividends that are declared prior to the issuance of the financial statements.

The computation of net income per common share for the years ended December 31, 2009, 2008 and 2007 is provided in the table below.

(in thousands, except per share data)	2009	2008	2007
Net income available to common shareholders	$2,477	$4,465	$6,374

Weighted average shares outstanding (basic)	4,043	3,966	3,882
Effect of dilutive stock options	—	25	84
Weighted average shares outstanding (diluted)	4,043	3,991	3,966

Basic earnings per common share	$0.61	$1.13	$1.64
Diluted earnings per common share	$0.61	$1.12	$1.61

Anti-dilutive stock options and common stock warrants excluded from the computation of earnings per share	477	125	0

Stock dividends issued by the Board of Directors of Codorus Valley for the years 2007 through 2009 were as follows:

Stock Dividend	Declaration Date	Record Date	Payable Date
5%	4/8/2008	4/22/2008	6/12/2008
5%	4/10/2007	4/24/2007	6/7/2007

Stock Based Compensation
The Corporation accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718 (Prior authoritative literature: Financial Accounting Standards No. 123R, “Share-Based Payment” (Statement 123R)), which requires public companies to recognize compensation expense related to stock-based compensation awards in their statements of operations. Compensation expense is equal to the fair value of the stock-based compensation awards and is recognized over the vesting period of such awards. See Note 14 – Stock-Based Compensation.

Cash Flow Information
For purposes of the statements of cash flows, the Corporation considers interest bearing deposits with banks, cash and due from banks, and federal funds sold to be cash and cash equivalents. Noncash items for the years ended December 31, 2009, 2008 and 2007 consisted of the transfer of loans to foreclosed real estate for $7,681,000, $1,674,000 and $576,000, respectively. Additional noncash items for the year ended December 31, 2009 included the transfer of loans held for sale to the held-to-maturity loan portfolio of $3,986,000, transfer of securities held-to-maturity to the available-for-sale portfolio of $987,000 and the transfer of premises and equipment to held for sale assets of $507,000.

Off-Balance Sheet Financial Instruments
In the ordinary course of business, the Corporation enters into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit. These financial instruments are recorded on the balance sheet when they become a receivable to the Corporation.

Comprehensive Income
Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income or loss. The components of other comprehensive income and related tax effects are presented in the following table.

(dollars in thousands)	2009	2008	2007
Unrealized holding gains arising during the year	$2,106	$1,515	$794
Reclassification adjustment for (gains) losses included in income	(291)	(123)	7
Net unrealized gains	1,815	1,392	801
Tax effect	(618)	(473)	(272)
Net of tax amount	$1,197	$919	$529

Segment Reporting
Management has determined that it operates in only one segment, community banking. The Corporation’s non-banking activities are insignificant to the consolidated financial statements.

Recent Accounting Pronouncements
In October 2009, the FASB issued ASU 2009-16, “Transfers and Servicing” (Topic 860) – “Accounting for Transfers of Financial Assets” – an amendment of FASB Statement 140. The amendments in the Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This Update is effective for the Company in 2010, but it is not expected to have a material impact on its financial position or results of operations.

In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB). Under the proposed roadmap, the Company may be required to prepare financial statements in accordance with IFRS as early as 2015. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Corporation is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

NOTE 2-Restrictions on Cash and Due from Banks

Cash balances reserved to meet regulatory requirements of the Federal Reserve Bank and balances maintained at other banks for compensating balance requirements averaged approximately $837,000 for 2009 and $803,000 for 2008.

NOTE 3-Securities Available-for-Sale and Held-to-Maturity

A summary of available-for-sale and held-to-maturity securities at December 31, is provided below.

				Estimated
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value

2009
Available-for-sale
Debt securities:
U.S. agency	$13,526	$120	$—	$13,646
U.S. agency mortgage-backed	82,579	1,715	(34)	84,260
State and municipal	73,446	2,059	(164)	75,341
Debt securities-corporate trust preferred	987	—	(57)	930
Total available-for-sale	$170,538	$3,894	$(255)	$174,177

2008
Available-for-sale
Debt securities:
U.S. agency	$5,001	$134	$—	$5,135
U.S. agency mortgage-backed	32,946	1,012	(6)	33,952
State and municipal	32,392	926	(242)	33,076
Total available-for-sale	$70,339	$2,072	$(248)	$72,163
Held-to-maturity
Debt securities-corporate trust preferred	$2,432	$22	$(171)	$2,283
Total held-to-maturity	$2,432	$22	$(171)	$2,283

On December 31, 2009, there was no securities held-to-maturity, compared to four trust preferred securities totaling $2,432,000 at year-end 2008. During the fourth quarter of 2009, one of the securities was called at a slight premium by the issuer and two securities were sold at a slight loss due to management’s concern about the credit quality of the issuers and as a means of increasing capital at PeoplesBank. The remaining trust preferred security, which had a $987,000 net carrying amount ($1 million par value) and a 7.98 percent yield, was reclassified to available-for-sale and the $57,000 unrealized loss associated with it was included in the equity section of the balance sheet.

The amortized cost and estimated fair value of debt securities at December 31, 2009, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities if call options on selected debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$6,043	$6,073
Due after one year through five years	111,238	113,888
Due after five years through ten years	47,205	48,213
Due after ten years	6,052	6,003
Total debt securities	$170,538	$174,177

Gross gains (losses) realized from the sale of available-for-sale securities were $291,000, $123,000, and ($7,000) for 2009, 2008 and 2007, respectively and for sales of held-to-maturity securities were ($2,000) for 2009. No held-to-maturity securities were sold in 2008 or 2007. Securities with a carrying value of $84,460,000 and $24,843,000 on December 31, 2009 and 2008, respectively, were pledged to secure public funds, trust deposits, repurchase agreements and Federal Home Loan Bank debt.

The table below shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2009
Available-for-sale securities
U.S. agency mortgage-backed	$8,656	$34	$—	$—	$8,656	$34
State and municipal	10,607	164	—	—	10,607	164
Debt securities-corporate trust preferred	—	—	930	57	930	57
Total temporarily impaired debt securities, available-for-sale	$19,263	$198	$930	$57	$20,193	$255

2008
Available-for-sale securities
U.S. agency mortgage-backed	$599	$6	$—	$—	$599	$6
State and municipal	6,046	242	—	—	6,046	242
Total temporarily impaired debt securities, available-for-sale	$6,645	$248	$—	$—	$6,645	$248
Held-to-maturity
Debt securities-corporate trust preferred	$1,920	$171	$—	$—	$1,920	$171

At December 31, 2009, the unrealized losses in the less than 12 months category of $198,000 was attributed to twenty-five different securities, primarily municipalities, and $57,000 in the 12 months or more category was attributed to one corporate trust preferred security. At December 31, 2008, the unrealized losses in the less than 12 months category of $248,000 in available-for-sale was attributed to fourteen different securities, primarily municipalities, and $171,000 in held-to-maturity was attributed to three different corporate trust preferred securities.

In April 2009, the FASB issued FASB ASC Topic 320 (Prior authoritative literature: FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). FASB ASC Topic 320 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is unlikely that the investor will be required to sell the debt security prior to its anticipated recovery, FASB ASC Topic 320 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. FASB ASC Topic 320 is effective for the Corporation for interim and annual reporting periods ending after June 15, 2009 and thereafter. The adoption of FASB ASC Topic 320 did not have a material impact on the Corporation’s financial condition or results of operations.

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

Management believes that unrealized losses at December 31, 2009 and December 31, 2008 were primarily the result of changes in market interest rates and that it has the ability to hold these investments for a time necessary to recover the amortized cost. To date, the Corporation has collected all interest and principal on its investment securities as scheduled. Management believes that collection of the contractual principal and interest is probable and therefore, all impairment is considered to be temporary.

NOTE 4-Loans

The composition of the loan portfolio at December 31, is as follows:

(dollars in thousands)	2009	2008
Commercial, industrial and agricultural	$415,404	$348,111
Real estate - construction and land development	104,986	100,088
Total commercial related loans	520,390	448,199
Real estate - residential mortgages	73,294	64,928
Installment	52,193	59,951
Total consumer related loans	125,487	124,879
Total loans	$645,877	$573,078

Concentrations of credit risk arise when a number of customers are engaged in similar business activities in the same geographic region or have similar economic features that could cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Most of the Corporation’s business is with customers in York County, Pennsylvania and northern Maryland, specifically Baltimore, Harford and Carroll counties. Although this focus may pose a concentration risk geographically, we believe that the diverse local economy and our detailed knowledge of the customer base lessens this risk. At year-end 2009 and 2008, the Corporation had two industry concentrations that exceeded 10 percent of the total loan portfolio: real estate construction and land development which was 16.3 and 17.5 percent of the portfolio, respectively; and commercial real estate leasing was 15.1 and

14.9 percent of the portfolio, respectively. Loans to borrowers within these industries are usually collateralized by real estate.

The principal balance of outstanding loans to directors, executive officers, principal shareholders, and any associates of such persons was $4,700,000 at December 31, 2009, and $4,999,000 at December 31, 2008. During 2009, total loan additions were $1,680,000 and total payments collected and other reductions were $1,979,000. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collection. As of year-end 2009, all loans to this group were current and performing in accordance with contractual terms.

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

(dollars in thousands)	2009	2008	2007
Impaired loans without a related allowance	$24,605	$16,783	$14,246
Impaired loans with a related allowance	7,828	3,679	212
Total impaired loans	$32,433	$20,462	$14,458

Allowance for impaired loans	$2,401	$528	$55
Average investment in impaired loans	28,688	15,898	8,195
Interest income recognized on impaired loans:
Accrual basis	581	372	210
Cash basis	28	621	47

At December 31, 2009 and 2008, the loan portfolio included nonaccrual loans of $25,558,000 and $8,396,000, respectively. Loans that are contractually past due 90 days or more as to principal or interest, but still accruing interest, totaled $40,000 at December 31, 2009, compared to $61,000 at December 31, 2008.

NOTE 6-Analysis of Allowance for Loan Losses

Changes in the allowance for loan losses for each of the three years ended December 31, were as follows:

(dollars in thousands)	2009	2008	2007
Balance at beginning of year	$4,690	$3,434	$3,126
Provision for (recoveries of) loan losses	3,715	1,870	(554)
Loans charged off	(1,304)	(662)	(66)
Recoveries	74	48	928
Balance at end of year	$7,175	$4,690	$3,434

The increase in the provision for 2009, compared to 2008 reflected a decline in loan quality, which resulted in increases in loan charge offs and specific allowances established for individual commercial loans. Increased risk associated with economic uncertainties and loan portfolio growth also contributed to the increase in the provision. In contrast, the Corporation recognized a recovery as a credit to the provision for 2007. Subsidiary PeoplesBank recovered $839,000, representing its portion of a $12 million restitution fund created in settlement of a claim by the U.S. Department of Justice against the Bank of New York as reported on Form 8-K filed by the Corporation on February 13, 2007. The funds substantially reimbursed PeoplesBank for loan losses that it incurred in 2002 and 2003 that pertained to a group of related equipment leasing contracts that PeoplesBank acquired from a third-party broker who designated Bank of New York as escrow agent for payments under those contracts.

NOTE 7-Premises and Equipment

A summary of premises and equipment at December 31, is as follows:

(dollars in thousands)	2009	2008
Land	$954	$1,200
Buildings and improvements	12,313	12,374
Capitalized leased premises	672	672
Equipment	11,354	10,599
	25,293	24,845
Less-accumulated depreciation	(14,070)	(12,945)
Premises and equipment, net	$11,223	$11,900

PeoplesBank leases certain banking branches under capital and noncancellable operating leases. The terms include various renewal options and provide for rental increases based upon predetermined factors. Total lease expenses under operating leases amounted to $350,000 in 2009, $265,000 in 2008, and $169,000 in 2007. At December 31, 2009, future minimum lease payments for these leases and a capital lease are payable as follows:

(dollars in thousands)	Capital Lease	Operating Leases
2010	$95	$354
2011	102	301
2012	102	307
2013	102	247
2014	102	192
Thereafter	102	298
Total future minimum lease payments	605	$1,699
Less interest	(163)
Present value of minimum lease payments	$442

NOTE 8-Deposits

The composition of deposits at December 31, is as follows:

(dollars in thousands)	2009	2008
Noninterest bearing demand	$55,583	$47,781
NOW	55,010	50,027
Money market	186,873	133,924
Savings	23,508	20,037
Time deposits less than $100,000	238,594	206,293
Time deposits $100,000 or more	163,389	140,067
Total deposits	$722,957	$598,129

Scheduled maturities of time deposits as of December 31, are as follows:

(dollars in thousands)	2009
2010	$189,782
2011	66,239
2012	92,897
2013	21,988
2014	31,077
Total time deposits	$401,983

NOTE 9-Short-term Borrowings and Long-term Debt

The schedule below provides a summary of short-term borrowings that consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. Securities sold under agreements to repurchase are overnight borrowings between the PeoplesBank and its commercial depositors which began in 2009. These accounts are subject to daily repricing. Federal funds purchased from correspondent banks mature in one business day and reprice daily based on the federal funds rate. Other short-term borrowings consist of credit available through the Federal Home Loan Bank of Pittsburgh (FHLBP) and the Atlantic Central Bankers Bank (ACBB). PeoplesBank maintains a line-of credit (Open Repo Plus) with the FHLBP which is a revolving term commitment used on an overnight basis. The term of this commitment may not exceed 364 days, and it reprices daily at market rates. The Corporation maintains an unsecured line of credit of $3 million with ACBB which is renewable annually. The interest rate is the greater of Wall Street Journal Prime or 5%. In 2008, there was a draw of $1,675,000 on the ACBB line for a specific business purpose, which was repaid during 2009.

A summary of aggregate short-term borrowings as of and for the years ended December 31, is as follows:

(dollars in thousands)	2009		2008	2007
	Repurchase Agreements	Short-term borrowings	Short-term borrowings	Short-term borrowings
Amount outstanding at end of year	$8,466	$—	$18,283	$—
Weighted average interest rate at end of year	1.00%	—%	0.83%	—%
Maximum amount outstanding at any month-end	$8,466	$16,292	$21,657	$—
Daily average amount outstanding	$2,173	$1,829	$5,547	$—
Approximate weighted average interest rate for the year	0.99%	1.70%	1.50%	—%

The securities that serve as collateral for securities sold under agreements to repurchase consist primarily of U.S. Agency securities with a fair value of $15.3 million at December 31, 2009.

A summary of long-term debt at December 31, is as follows:

(dollars in thousands)	2009	2008
PeoplesBank obligations to FHLBP
Due December 2009, 3.47% convertible quarterly after December 2006	$—	$5,000
Due February 2010, 1.55%	15,000	—
Due June 2010, 4.32%	6,000	6,000
Due January 2011, 2.06%	14,000	—
Due January 2011, 4.30% amortizing	3,676	3,964
Due August 2011, 2.42%	12,000	—
Due January 2012, 2.34%	10,000	—
Due June 2012, 4.25% amortizing	948	1,313
Due December 2012, 1.91%	5,000	—
Due May 2013, 3.46% amortizing	1,906	2,422
Due December 2013, 2.39%	5,000	—
	73,530	18,699
Capital lease obligation	442	487
Total long-term debt	$73,972	$19,186

PeoplesBank’s long-term debt obligations to FHLBP are fixed rate instruments. The increase in long-term debt in 2009 provided the financing for a leverage strategy, which is discussed in other sections of this report.

As of December 31, 2009, total unused credit with the FHLBP was approximately $27 million. Obligations to the FHLBP are secured by FHLB stock, U.S. Agency mortgage backed securities and qualifying loan receivables, principally mortgage loans.

Maturities of total long-term debt over the next five years are as follows: $22,238,000 in 2010, $30,416,000 in 2011, $15,812,000 in 2012, $5,321,000 in 2013, $86,000 in 2013 and $99,000, thereafter.

NOTE 10-Junior Subordinated Debt

A summary of junior subordinated debt at December 31, is as follows:

(dollars in thousands)	2009	2008
Codorus Valley Bancorp, Inc. obligations
Due 2034, floating rate based on 3 month LIBOR plus 2.02%, callable quarterly after December 2009	$3,093	$3,093
Due 2036 floating rate based on 3 month LIBOR plus 1.54% callable quarterly after July 2011	7,217	7,217
	$10,310	$10,310

NOTE 11-Regulatory Matters

The Corporation is subject to restrictions on the payment of dividends to its shareholders pursuant to the Pennsylvania Business Corporation Law of 1988, as amended (BCL). The BCL prohibits dividend payments if such payment would render the Corporation insolvent or result in negative net worth. Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by PeoplesBank to the Corporation. The amount of total dividends, which may be paid at any date, is generally limited to the retained earnings of PeoplesBank. Furthermore, dividend payments would be prohibited if the effect thereof would cause PeoplesBank’s capital to be reduced below applicable minimum capital requirements as discussed below. The Corporation’s recent participation in the U.S. Department of the Treasury’s Capital Purchase Program, previously disclosed in filings with the SEC and also summarized under the Shareholders’ Equity and Capital Adequacy section of this report, requires regulatory approval to increase quarterly cash dividends on common stock above $0.12 cents per share. Loans and advances by PeoplesBank to affiliates, including the Corporation, are limited to 10 percent of PeoplesBank’s capital stock and contributed capital on a secured basis.

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

Quantitative measures established by regulators to ensure capital adequacy require the Corporation and PeoplesBank to maintain minimum ratios, as set forth below, to total and tier 1 capital as a percentage of risk-weighted assets, and of tier 1 capital to quarter-to-date average assets (leverage ratio). In December 2009, PeoplesBank received the most recent notification from the Federal Deposit Insurance Corporation, which categorized PeoplesBank as well capitalized, as of September 30, 2009, under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change PeoplesBank’s well capitalized category. The increase in the capital ratios since year-end 2008 primarily reflects the sale of $16.5 million of cumulative perpetual preferred stock, which qualifies as tier 1 capital, to the U.S. Department of the Treasury under its Capital Purchase Program, described more fully in Note 12—Shareholders’ Equity.

	Actual		Minimum for Capital Adequacy		Well Capitalized Minimum*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Codorus Valley Bancorp, Inc. (consolidated)
December 31, 2009
Capital ratios:
Tier 1 risk-based	$79,286	11.83%	$26,810	4.00%	n/a	n/a
Total risk-based	86,461	12.90	53,620	8.00	n/a	n/a
Leverage	79,286	9.11	34,815	4.00	n/a	n/a

December 31, 2008
Capital ratios:
Tier 1 risk-based	$60,613	10.03%	$24,179	4.00%	n/a	n/a
Total risk-based	65,303	10.80	48,357	8.00	n/a	n/a
Leverage	60,613	9.12	26,576	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
December 31, 2009
Capital ratios:
Tier 1 risk-based	$74,945	11.25%	$26,647	4.00%	$39,970	6.00%
Total risk-based	82,120	12.33	53,293	8.00	66,616	10.00
Leverage	74,945	8.66	34,601	4.00	43,251	5.00

December 31, 2008
Capital ratios:
Tier 1 risk-based	$56,857	9.49%	$23,964	4.00%	$35,947	6.00%
Total risk-based	61,547	10.27	47,929	8.00	59,911	10.00
Leverage	56,857	8.63	26,359	4.00	32,949	5.00
* To be well capitalized under prompt corrective action provisions.

NOTE 12-Shareholders’ Equity

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

On January 9, 2009, the Corporation entered into a Securities Purchase Agreement with the Treasury pursuant to which the Corporation sold to the Treasury, for an aggregate purchase price of $16.5 million, 16,500 shares of non-voting cumulative perpetual preferred stock, $1,000 liquidation value, $2.50 par value, and warrants to purchase up to 263,859 shares of common stock, par value $2.50 per share, with an exercise price of $9.38 per share. As a condition under the CPP, without the consent of the Treasury, the Corporation’s share repurchases are limited to purchases in connection with the administration of any employee benefit plan, including purchases to offset share dilution in connection with any such plans. This restriction is effective until January 9, 2012 or until the Treasury no longer owns any of the Corporation’s preferred shares issued under the CPP. The Corporation’s preferred stock is included as a component of Tier 1 capital in accordance with regulatory capital requirements. See Note 11- Regulatory Matters, for details of the Corporation’s regulatory capital.

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

Common Stock Warrants

The 263,859 shares of common stock warrants issued to the Treasury have a term of 10 years (expiring January 9, 2019) and are exercisable at any time, in whole or in part, at an exercise price of $9.38 per share (subject to certain anti-dilution adjustments). The $16.5 million of proceeds was allocated to the preferred stock and the warrants based on their relative fair values at issuance ($15.7 million was allocated to the preferred stock and $783,000 to the warrants). The fair value of the preferred stock was based on a 10 percent assumed market discount rate. The fair value of the stock warrants was calculated by a third-party software model based on many financial assumptions including market price of the stock, stock price volatility and risk free interest rate. The difference between the initial value allocated to the preferred stock of approximately $15.7 million and the liquidation value of $16.5 million, i.e., the preferred stock discount, will be charged to retained earnings over the first five years of the contract as an adjustment to the dividend yield using the effective yield method. Effective December 31, 2009, an exercise restriction on the warrants held by the Treasury lapsed. An option available to the Corporation to reduce the number of shares to be delivered under the warrants, which was conditioned upon the Corporation replacing the preferred stock with one or more qualified equity offerings, also lapsed on that date.

NOTE 13-Benefit Plans

Defined Contribution Plan
The Corporation maintains a 401(k) savings and investment plan covering substantially all employees. Under the plan, employees can contribute a percentage of their gross salary. In 2009, 2008, and 2007, the Corporation matched 50 percent of the first 6 percent of an employee’s contribution. The Corporation’s expense for the 401(k) savings and investment plan was $217,000 for 2009, $191,000 for 2008, and $154,000 for 2007.

Supplemental Benefit Plans
PeoplesBank maintains supplemental retirement plans for selected executives and supplemental life insurance for executive officers and directors. The expense associated with these plans was approximately $990,000 for 2009, $235,000 for 2008, and $217,000 for 2007. The 2009 amount included a one time expense of $760,000 to provide additional retirement benefits. Coincidental with this benefit increase was the termination of a post retirement split-dollar life insurance benefit, which reduced accrued benefit expense as described within the following section. The accrued liability for the supplement retirement plans was $2,596,000 at December 31, 2009 and $1,606,000 at December 31,

2008. Income earned from bank owned life insurance policies was used to finance the cost of supplemental benefit plans, and provide a tax-exempt return to PeoplesBank.

Post Retirement Split-dollar Life Insurance Benefit
In 2009, the Corporation bought out the executive participants who were vested in the post retirement split-dollar life insurance benefit plan. This followed the buy-out of non-vested executive participants in the prior year. Termination of this liability resulted in a one time benefits reduction of approximately $469,000. During the current year, the Corporation recorded a $30,000 expense which resulted in a cumulative accrued liability of $189,000 at December 31, 2009.

On January 1, 2008, management elected the cumulative-effect adjustment method under FASB ASC Topic 715 (Prior authoritative literature: EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”) for post retirement split-dollar life insurance benefit provided to select executives and directors and recorded a one time charge of $703,000 to retained earnings. In December 2008, the Corporation bought out the non-vested participants’ post retirement portion of the split-dollar life insurance benefit which had no impact on 2008 earnings. In 2008, the Corporation recorded a $60,000 expense which resulted in a cumulative accrued liability of $633,000 at December 31, 2008.

Dividend Reinvestment and Stock Purchase Plan
The Corporation maintains a Dividend Reinvestment and Stock Purchase Plan (Plan). Shareholders of common stock may participate in the Plan, which allows additional shares of common stock to be purchased with reinvested dividends at prevailing market prices. Beginning in August 2008, purchases were made from the Corporation from its authorized, but unissued, common stock with 169,961 shares reserved and available for issuance at December 31, 2009. Prior to August 2008, all shares were purchased from the open market. Purchases were made by an independent purchasing agent retained to act as agent for Plan participants, and the purchase price to participants was the actual price paid, excluding brokerage commissions and other expenses which were paid by the Corporation. The Plan also permits participants to make additional voluntary cash payments to purchase shares of the Corporation’s common stock.

NOTE 14-Stock-Based Compensation

FASB ASC Topic 718 (Prior authoritative literature: FAS No. 123(R), “Share-Based Payment” (Statement 123R)) requires that the fair value of equity awards granted to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such awards.

Option and Stock Incentive Plans
The following table presents information about the Corporation’s option and stock incentive plans as of December 31, 2009.

Plan	Types of grants	Number of shares reserved (2)	Number of outstanding options (2)	Number of shares available for future issuance (2)
1998 Independent Directors Stock Option Plan (1998 Plan) (1)	Stock options	83,646	32,685	0
2000 Stock Incentive Plan (2000 Plan) (1)	Stock options Stock appreciation rights Restricted stock	138,105	138,105	0
2007 Long Term Incentive Plan (LTIP)	Stock options Stock appreciation rights Performance restricted shares Restricted stock Stock awards	176,062	42,000	134,062

(1)	All options available for grant under the 1998 and 2000 Plans have been granted.
(2)	Shares/options are subject to adjustment in the event of specified changes in the Corporation’s capital structure.

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

(dollars in thousands)	2009	2008	2007
Compensation expense	$171	$33	$34
Tax benefit	(33)	(2)	—
Net income effect	$138	$31	$34

The tax benefit shown in the preceding table is less than the benefit that would be calculated using the Corporation’s 34% statutory Federal tax rate. Under FASB ASC Topic 718, tax benefits are only recognized over the vesting period for options that ordinarily will generate a tax deduction when exercised (non-qualified stock options) and restricted stock awards.

The Corporation granted 21,000 non-qualified stock options and 7,688 shares of restricted stock from the LTIP and 22,097 incentive stock options and 5,979 shares of restricted stock from the 2000 Plan in 2009. In 2008, the Corporation granted 21,000 non-qualified stock options from the LTIP and 15,722 incentive stock options and 4,064 shares of restricted stock from the 2000 Plan. No stock options or restricted stock were granted in 2007. The weighted average grant-date fair value, adjusted for stock dividends declared, of options granted was $1.95 in 2009 and $2.23 in 2008. The fair value of the options awarded is estimated on the date of grant using the Black-Scholes valuation model, which is dependent upon certain assumptions as presented below.

	2009	2008	2007
Expected life (in years)	5.25	5.25	n/a
Risk-free interest rate	2.55%	1.78%	n/a
Expected volatility	46.3%	36.3%	n/a
Expected dividend yield	4.0%	3.5%	n/a

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

A summary of stock options activity from the option and stock incentive plans, adjusted for stock dividends declared, is shown below.

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2009	196,331	$12.00	5.1 years	$3
Granted	43,097	6.39
Exercised	—	—
Cancelled	(26,638)	10.99
Outstanding at December 31, 2009	212,790	$10.99	5.8 years	$0

Exerciseable at December 31, 2009	158,880	$11.95	4.7 years	$0

The following table presents information about options exercised for the years ended December 31,:

(dollars in thousands)	2009	2008	2007
Total intrinsic value of options exercised	$—	$161	$413
Cash received from options exercised	—	763	692
Tax deduction realized from options exercised	—	55	141

The following table provides information about non-vested options and restricted stock, adjusted for stock dividends declared, for the year ended December 31, 2009.

	Stock Options		Restricted Stock
	Options	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2009	52,337	$10.81	4,064	$8.77
Vested	(41,524)	9.65	—	—
Granted	43,097	6.39	13,667	6.38
Non-vested at December 31, 2009	53,910	$8.17	17,731	$6.93

As of December 31, 2009, total unrecognized compensation cost related to nonvested options and restricted stock was $127,000. The cost is expected to be recognized over a weighted average period of 0.9 years.

Employee Stock Purchase Plan (ESPP)
During 2007, shareholders approved, and the Corporation adopted, the ESPP, and the first offering commenced on July 1, 2007. Under the ESPP, eligible employees can purchase stock of the Corporation at 85% of the fair market value of the stock at the beginning or end of the six-month offering period, whichever is lower. The ESPP is considered to be a compensatory plan.

The following table presents information about the ESPP for the years ended December 31,:

(dollars in thousands)	2009	2008	2007
ESPP shares purchased	16,163	10,800	3,783
Average purchase price per share (85% of market value)	$4.895	$8.666	$14.476
Compensation expense recognized (in thousands)	$32	$32	$21

The shares were purchased from the open market until the second offering period of 2008, when the Corporation began issuing from authorized, but unissued, common stock to satisfy the purchase. Shares reserved and available for issuance as of December 31, 2009 were 152,056 shares, net of shares issued for the required reinvestment of cash dividends. Shares reserved for future issuance under the plan are subject to adjustment in the event of specified changes in the Corporation’s capital structure.

Employee Stock Bonus Plan
The Corporation also maintains an Employee Stock Bonus Plan, administered by nonemployee members of the Corporation’s Board of Directors, under which the Corporation may issue shares of its common stock to employees as performance based compensation. Shares reserved and available for issuance as of December 31, 2009 were 14,373 shares. Shares reserved for future issuance under the plan are subject to adjustment in the event of specified changes in the Corporation’s capital structure. No shares of stock were issued under the Employee Stock Bonus Plan during 2009, 2008 or 2007.

NOTE 15-Income Taxes

The provision for income taxes for the years ended December 31, consists of the following:

(dollars in thousands)	2009	2008	2007
Current tax provision:
Federal	$1,739	$1,787	$2,368
State	84	132	47
Deferred tax benefit	(2,014)	(710)	(235)
Total tax (benefit) provision	$(191)	$1,209	$2,180

The differences between the effective income tax rate and the Federal statutory income tax rate for the years ended December 31, are as follows:

(dollars in thousands)	2009	2008	2007

Statutory tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Low-income housing credits	(8.6)	(5.2)	(5.8)
Tax-exempt interest income	(27.0)	(8.9)	(3.6)
Disallowed interest	3.0	1.1	0.9
Bank owned life insurance income	(6.7)	(1.8)	(1.1)
State income taxes, net of federal tax benefit	1.7	1.5	0.5
Other, net	(2.2)	0.6	0.6
Effective income tax rate	(5.8)%	21.3%	25.5%

The provision for income taxes includes $98,000, $42,000 and ($2,000) of applicable income tax expense (benefit) related to net investment security gain (losses) in 2009, 2008 and 2007, respectively. Significant components of the Corporation’s deferred tax asset, included in other assets as of December 31, are as follows:

(dollars in thousands)	2009	2008
Deferred tax assets
Depreciation	$51	$—
Allowance for loan losses	2,439	1,531
Deferred compensation	883	546
Low-income housing partnerships	387	273
Tax credit carryforward	630	—
Total deferred tax assets	4,390	2,350

Deferred tax liabilities
Deferred loan fees	381	352
Depreciation	—	13
Net unrealized gains on available-for-sale securities	1,237	621
Other, net	62	52
Total deferred tax liabilities	1,680	1,038
Net deferred tax asset	$2,710	$1,312

The Corporation has low-income housing tax credit carryforwards that expire through 2029.

Based on the level of historical income projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Corporation will realize the benefits of its deferred tax assets as of December 31, 2009.

NOTE 16-Commitments to Extend Credit

In the normal course of business, the Corporation is a party to various financial transactions that are not funded as of the balance sheet date. Off-balance sheet financial instruments, which enable bank customers to meet their financing needs, are comprised mainly of commitments to extend credit and standby letters of credit. Standby letters of credit written are conditional commitments issued by PeoplesBank to guarantee the performance of a customer to a third party. The credit and market risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. To manage these risks, the Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments and requires collateral to support these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2009 and 2008, for guarantees under standby letters of credit issued was not material. Normally, commitments to extend credit and letters of credit have fixed expiration dates or termination clauses, have specific rates and are for specific purposes. Many of the commitments are expected to expire without being extended; therefore, total commitment amounts do not necessarily represent future cash requirements.

The following is a summary of outstanding commitments at December 31,:

(dollars in thousands)	2009	2008
Commitments to grant loans
Fixed rate	$11,498	$11,638
Variable rate	24,619	30,380

Unfunded commitments of existing loans
Fixed rate	$43,193	$39,059
Variable rate	90,312	92,087

Standby letters of credit	$5,651	$4,010

NOTE 17-Contingent Liabilities

Periodically, the Corporation and its subsidiary bank may be defendants in legal proceedings relating to the conduct of their banking business. Most of such legal proceedings are normal parts of the banking business and, in management’s opinion, do not materially affect the financial position or results of operations of the Corporation.

Note 18—Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Corporation’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts that could be realized in sales transactions on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period end.

The Company adopted FASB ASC Topic 820 (Prior authoritative literature: FASB Statement No. 157, “Fair Value Measurements and Disclosures”), for financial assets and liabilities on January 1, 2008 and for nonfinancial assets and liabilities on January 1, 2009.

Fair value measurement guidance defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. Additional guidance is provided on determining when the volume and level of activity for the asset or liability has significantly decreased and on identifying circumstances when a transaction may not be considered orderly.

Fair value measurement and disclosure guidance provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed, and significant adjustments to the related prices may be necessary to estimate fair value in accordance with fair value measurement and disclosure guidance.

This guidance further clarifies that, when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The guidance provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

Fair value and disclosure guidance establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

For financial assets measured at fair value, the fair value measurements by level within the fair value hierarchy are as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
December 31, 2009
Measured at fair value on a recurring basis:
Securities available-for-sale	$174,177	—	$174,177	—
Measured at fair value on a nonrecurring basis:
Impaired loans	$5,427	—	—	$5,427
Other real estate owned	$668	—	—	$668
December 31, 2008
Measured at fair value on a recurring basis:
Securities available-for-sale	$72,163	—	$72,163	—
Measured at fair value on a nonrecurring basis:
Impaired loans	$3,151	—	—	$3,151

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments and certain nonfinancial assets at December 31, 2009 and 2008:

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

Loans held for sale (carried at lower of cost or fair value)
The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan. At December 31, 2009, the fair value of loans held for sale exceeded the cost basis, therefore, no write-down to fair value, valuation allowance or charge to earnings were recorded.

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

Impaired loans (generally carried at fair value)
Impaired loans are those that are accounted for under FASB ASC Topic 310 (Prior authoritative literature: FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan”), in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. A portion of the allowance for loan losses is allocated to impaired loans if the value of the collateral supporting such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes that the uncollectability of a loan is confirmed. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At December 31, 2009, the fair value consists of loan balances of $7,828,000, net of a valuation allowance of $2,401,000 compared to loan balances of $3,679,000, net of a valuation allowance of $528,000 at December 31, 2008. Additional provision for loan losses on these impaired loans were $2,281,000 in 2009 and $528,000 in 2008.

Other Real Estate Owned (carried at lower of cost or fair value)
Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. At December 31, 2009, the carrying value of other real estate, with a valuation allowance recorded subsequent to initial foreclosure, was $857,000, net of a valuation allowance of $189,000 which was established in the third quarter of 2009.

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

Off-balance sheet financial instruments (disclosed at cost)

Fair values for the Corporation’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These amounts were not considered to be material at December 31, 2009 and 2008.

The estimated fair values of the Corporation’s financial instruments were as follows at December 31, 2009 and 2008.

	2009		2008
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets
Cash and cash equivalents	$26,179	$26,179	$14,875	$14,875
Securities, available-for-sale	174,177	174,177	72,163	72,163
Securities, held-to-maturity	—	—	2,432	2,283
Restricted investment in bank stocks	4,277	4,277	2,692	2,692
Loans held for sale	1,266	1,293	7,373	7,409
Loans, net	638,702	641,250	568,388	565,982
Interest receivable	3,427	3,427	2,500	2,500

Financial liabilities
Noninterest bearing demand, NOW, money market and savings deposits	$320,974	$320,974	$251,769	$251,769
Time deposits	401,983	406,203	346,360	351,201
Short-term borrowings	8,466	8,466	18,283	18,283
Long-term debt	73,972	74,681	19,186	19,757
Junior subordinated debt	10,310	4,331	10,310	4,566
Interest payable	752	752	806	806

Off-balance sheet instruments	—	—	—	—

Note 19-Condensed Financial Information-Parent Company Only
Condensed Balance Sheets

	December 31,
(dollars in thousands)	2009	2008
Assets
Cash and due from banks	$59	$331
Securities, held-to-maturity	—	934
Investment in bank subsidiary	77,671	58,425
Investment in other subsidiaries	2,190	2,118
Premises and equipment, net	3,671	3,654
Other assets	318	490
Total assets	$83,909	$65,952

Liabilities
Short-term borrowings	$—	$1,675
Long-term debt	10,310	10,310
Long-term debt with bank subsidiary	1,546	1,647
Other liabilities	41	139
Total liabilities	11,897	13,771

Shareholders’ equity	72,012	52,181
Total liabilities and shareholders’ equity	$83,909	$65,952

Condensed Statements of Income

	Years ended December 31,
(dollars in thousands)	2009	2008	2007
Income
Interest from investment securities	$88	$100	$240
Dividends from bank subsidiary	3,329	1,397	1,444
Loss on sales of securities	(3)	—	—
Total income	3,414	1,497	1,684

Expense
Interest expense on short-term borrowings	23	41	—
Interest expense on long-term debt	396	681	910
Occupancy of premises, net	149	108	65
Other	192	213	260
Total expense	760	1,043	1,235
Income before applicable income tax benefit and undistributed earnings of subsidiaries	2,654	454	449
Applicable income tax benefit	233	319	336
Income before undistributed earnings of subsidiaries	2,887	773	785
Equity in undistributed earnings of bank subsidiary	605	3,761	5,589
Equity in undistributed losses of other subsidiaries	(58)	(69)	—
Net income	$3,434	$4,465	$6,374
Preferred stock dividends and discount accretion	957	—	—
Net income available to common shareholders	$2,477	$4,465	$6,374

Note 19-Condensed Financial Information-Parent Company Only (continued)

Condensed Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2009	2008	2007
Cash flows from operating activities
Net income	$3,434	$4,465	$6,374
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	150	141	156
Equity in undistributed earnings of subsidiaries	(547)	(3,692)	(5,589)
Other, net	278	109	(161)
Net cash provided by operating activities	3,315	1,023	780

Cash flows from investing activities
Securities, held-to-maturity
Calls	—	—	2,092
Sales	933	—	—
Additional investment in bank subsidiary	(17,444)	—	—
Additional investment in other subsidiary	(130)	(1,875)	—
Purchases of premises and equipment	(167)	(95)	(23)
Net cash (used in) provided by investing activities	(16,808)	(1,970)	2,069

Cash flows from financing activities
Net (decrease) increase in short-term borrowings	(1,675)	1,675	—
Repayments of long-term debt	(101)	(89)	(1,645)
Cash dividends paid to preferred shareholders	(701)	—	—
Cash dividends paid to common shareholders	(1,048)	(2,006)	(2,155)
Net proceeds from issuance of preferred stock and common stock warrants	16,461	—	—
Issuance of common stock	285	1,054	832
Purchase of treasury stock	—	(127)	—
Re-issuance of treasury stock	—	104	—
Cash paid in lieu of fractional shares	—	(5)	(6)
Net cash provided by (used in) financing activities	13,221	606	(2,974)
Net decrease in cash and cash equivalents	(272)	(341)	(125)
Cash and cash equivalents at beginning of year	331	672	797
Cash and cash equivalents at end of year	$59	$331	$672

Note 20-Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31,:

(dollars in thousands, except per share data)	2009				2008
	Quarter				Quarter
	Fourth	Third	Second	First	Fourth	Third	Second	First

Interest income	$10,676	$10,382	$9,963	$9,289	$9,293	$9,165	$8,877	$9,397
Interest expense	3,663	4,231	4,271	4,193	4,047	4,031	3,775	3,956
Net interest income	7,013	6,151	5,692	5,096	5,246	5,134	5,102	5,441
Provision for loan losses	1,232	600	1,639	244	457	353	910	150
Noninterest income	1,647	1,557	1,551	1,493	1,556	1,483	1,613	1,511
Gain on sales of mortgages	199	191	403	167	76	135	108	60
Noninterest expense	6,416	6,148	6,119	5,808	5,483	4,923	4,841	4,797
Income (loss) before taxes and securities gain (loss)	1,211	1,151	(112)	704	938	1,476	1,072	2,065
Gain (loss) on sales of securities	(2)	—	128	163	—	—	123	—
Income before income taxes (benefit)	1,209	1,151	16	867	938	1,476	1,195	2,065
Provision (benefit) for income taxes	107	75	(277)	(96)	97	346	224	542
Net income	1,102	1,076	293	963	841	1,130	971	1,523
Preferred stock dividends and discount accretion	245	245	244	223	—	—	—	—
Net income available to common shareholders	$857	$831	$49	$740	$841	$1,130	$971	$1,523

Net income per common share:
Basic	$0.21	$0.21	$0.01	$0.18	$0.21	$0.28	$0.25	$0.39
Diluted	$0.21	$0.21	$0.01	$0.18	$0.21	$0.28	$0.24	$0.38

Note 21-Subsequent Event

PeoplesBank has a 25 percent participation loan interest in improved real estate located on 110 acres, which is classified as foreclosed real estate (Other assets) on the Corporation’s balance sheet at December 31, 2009. The carrying value of PeoplesBank’s interest is $699,000, which was based upon a 2009 appraisal on the property. Subsequent to year-end 2009, the lead bank executed a sales contract with a third party that was below the 2009 appraised value, and established a new fair value of the property. As a result, the Corporation anticipates an impairment loss of approximately $325,000 on this property in the first quarter of 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Codorus Valley Bancorp, Inc.
York, Pennsylvania

          We have audited the accompanying consolidated balance sheets of Codorus Valley Bancorp, Inc. and subsidiaries (“Corporation”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. Codorus Valley Bancorp, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Codorus Valley Bancorp, Inc. and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

          In 2008, the Corporation changed its method of accounting for its deferred compensation and postretirement benefit aspects of endorsement split-dollar life insurance arrangements.

Lancaster, Pennsylvania
March 24, 2010

Item 9: Changes in and disagreements with accountants on accounting and financial disclosure

On October 1, 2009, Codorus Valley Bancorp, Inc. (the “Company”) was notified that the audit practice of Beard Miller Company LLP (“Beard”) an independent registered public accounting firm, was combined with ParenteBeard LLC (“ParenteBeard”) in a transaction pursuant to which Beard combined its operations with ParenteBeard and certain of the professional staff and partners of Beard joined ParenteBeard either as employees or partners of ParenteBeard. On October 1, 2009, Beard resigned as the auditors of the Company and with the approval of the Audit Committee of the Company’s Board of Directors, ParenteBeard was engaged as its independent registered public accounting firm. More information pertaining to this matter is included in the 2010 Proxy Statement, under the caption “Independent Registered Public Accounting Firm.”

Item 9A(T): Controls and procedures

The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures performed as of December 31, 2009, the Chief Executive and Chief Financial Officers of the Corporation concluded that the Corporation’s disclosure controls and procedures were adequate. The Chief Executive and Chief Financial Officers are not aware of any changes in internal controls over financial reporting or in other factors that has materially affected these controls subsequent to December 31, 2009, the date of their evaluation.

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

Item 9B: Other Information

None.

PART III

Item 10: Directors, executive officers and corporate governance of Codorus Valley Bancorp, Inc.

Information appearing in the Proxy Statement relating to the 2010 Annual Meeting of Shareholders to be held May 18, 2010 (Proxy Statement), under the captions “Information about Nominees and Continuing Directors,” “Executive Officers,” and “Governance of the Corporation” is incorporated by reference in response to this item.

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

Information appearing in the Proxy Statement, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference in response to this item.

Item 11: Executive compensation

Information appearing in the Proxy Statement, under the captions “Executive Compensation” and “Director Compensation” is incorporated by reference in response to this item.

Item 12: Security ownership of certain beneficial owners and management and related shareholder matters

Information appearing on page 11 of this report under the caption “Securities Authorized for Issuance under Equity Compensation Plan Information” and in the Proxy Statement, under the caption “Share Ownership” is incorporated by reference in response to this item.

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

Codorus Valley Bancorp, Inc. (Registrant)

/s/ Larry J. Miller
Larry J. Miller, Vice-Chairman,	Date: March 23, 2010
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity

/s/ Rodney L. Krebs	Chairman of the Board of	3/23/10
Rodney L. Krebs	Directors and Director

/s/ Larry J. Miller	President, Chief Executive Officer,	3/23/10
Larry J. Miller	Vice-Chairman of the Board of
(Principal Executive Officer)	Directors and Director

/s/ D. Reed Anderson	Director	3/23/10
D. Reed Anderson, Esq.

/s/ MacGregor S. Jones	Director	3/23/10
MacGregor S. Jones

/s/ William H. Simpson	Director	3/23/10
William H. Simpson

/s/ Dallas L. Smith	Director	3/23/10
Dallas L. Smith

/s/ Donald H. Warner	Director	3/23/10
Donald H. Warner

/s/ Michael L. Waugh	Director	3/23/10
Michael L. Waugh

/s/ Jann A. Weaver	Treasurer and Assistant Secretary	3/23/10
Jann A. Weaver
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 14, 2005)

3.2	Amended By-laws (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 15, 2007)

3.3	Certificate of Designations for the Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2009)

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

10.1	1996 Stock Incentive Plan (Incorporated by reference to Exhibit 99 of Registration Statement No. 333-09277 on Form S-8, filed with the Commission on July 31, 1996) *

10.2

Employment Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry J. Miller, dated December 27, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006) *

10.3

Employment Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Harry R. Swift, dated August 25, 2009. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 31, 2009) *

10.4

Change of Control Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Jann A. Weaver, dated December 27, 2005. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006) *

10.5	1998 Independent Directors Stock Option Plan (Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-61851 on Form S-8, filed with the Commission on August 19, 1998)*

10.6	2000 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-40532 on Form S-8, filed with the Commission on June 30, 2000)*

10.7	2001 Employee Stock Bonus Plan (Incorporated by reference to Exhibit 99.1 of Registration Statement No. 333-68410 on Form S-8, filed with the Commission on August 27, 2001)*

10.8

Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 4(a) Registration Statement No. 33-46171 on Amendment No. 4 to Form S-3, filed with the Commission on July 23, 2004)*

10.9	Form of Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller, Harry R. Swift and Jann Allen Weaver, dated October 1, 1998. – filed herein *

10.10	Form of Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller, Harry R. Swift and Jann Allen Weaver, dated December 27, 2005. – filed herein *

10.11

Form of Second Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller, Harry R. Swift and Jann Allen Weaver, dated December 23, 2008. – filed herein *

10.12	Form of Group Term Replacement Plan, dated January 1, 2009 pertaining to senior officers of the Corporation’s subsidiary, PeoplesBank, A Codorus Valley Company. – filed herein *

10.13

Form of Director Group Term Replacement Plan, dated December 1, 1998, including Split Dollar Policy Endorsements pertaining to non-employee directors of the Corporation’s subsidiary, PeoplesBank, A Codorus Valley Company. – file herein *

10.14

Long Term Nursing Care Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry J. Miller, dated December 27, 2005. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 3, 2006) *

10.15

Codorus Valley Bancorp, Inc. Change in Control and Supplemental Benefit Trust Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Hershey Trust Company, dated January 25, 2006. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 27, 2006)

10.16

Amended and Restated Declaration of Trust of CVB Statutory Trust No. 2, dated as of June 28, 2006, among Codorus Valley Bancorp, Inc., as sponsor, the Delaware and institutional trustee named therein, and the administrators named therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.17

Indenture, dated as of June 28, 2006, between Codorus Valley Bancorp, Inc., as issuer, and the trustee named therein, relating to the Junior Subordinated Debt Securities due 2036. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.18

Guarantee Agreement, dated as of June 28, 2006, between Codorus Valley Bancorp, Inc. and guarantee trustee named therein. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.19	2007 Long-Term Incentive Plan of Codorus Valley Bancorp, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 12, 2007)*

10.20	Leadership Cash Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 20, 2007)*

10.21	TARP Restriction Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 28, 2009) *

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 3, 2008)

21	List of subsidiaries of the Codorus Valley Bancorp, Inc.

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

99.2	Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

* Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.