Form 10-Q
period 2010-03-31
CODORUS VALLEY BANCORP INC
filed 2010-05-12
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On May 5, 2010, 4,079,410 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.
Form 10-Q Index

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Codorus Valley Bancorp, Inc.
Consolidated Balance Sheets
Unaudited

	March 31,	December 31,
(dollars in thousands, except share data)	2010	2009
Assets
Interest bearing deposits with banks	$17,948	$14,545
Cash and due from banks	9,378	8,634
Federal funds sold	3,000	3,000

Total cash and cash equivalents	30,326	26,179
Securities, available-for-sale	170,559	174,177
Restricted investment in bank stocks, at cost	4,277	4,277
Loans held for sale	1,373	1,266
Loans (net of deferred fees of $707 — 2010 and $766 — 2009)	649,236	645,877
Less-allowance for loan losses	(7,711)	(7,175)

Net loans	641,525	638,702
Premises and equipment, net	11,113	11,223
Other assets	34,045	37,007

Total assets	$893,218	$892,831

Liabilities
Deposits
Noninterest bearing	$56,830	$55,583
Interest bearing	680,498	667,374

Total deposits	737,328	722,957
Short-term borrowings	8,079	8,466
Long-term debt	58,660	73,972
Junior subordinated debt	10,310	10,310
Other liabilities	4,916	5,114

Total liabilities	819,293	820,819

Shareholders’ equity
Preferred stock, par value $2.50 per share; $1,000 liquidation preference, 1,000,000 shares authorized; 16,500 shares issued and outstanding — 2010 and 2009	15,867	15,828
Common stock, par value $2.50 per share; 10,000,000 shares authorized; 4,079,410 shares issued and outstanding — 2010 and 4,074,636 — 2009	10,199	10,187
Additional paid-in capital	37,065	37,004
Retained earnings	7,936	6,592
Accumulated other comprehensive income	2,858	2,401

Total shareholders’ equity	73,925	72,012

Total liabilities and shareholders’ equity	$893,218	$892,831

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Income
Unaudited

	Three months ended
	March 31,
(dollars in thousands, except per share data)	2010	2009
Interest income
Loans, including fees	$9,130	$8,065
Investment securities:
Taxable	829	836
Tax-exempt	585	366
Dividends	3	7
Other	8	15

Total interest income	10,555	9,289

Interest expense
Deposits	2,829	3,656
Federal funds purchased and other short-term borrowings	20	17
Long-term and junior subordinated debt	468	520

Total interest expense	3,317	4,193

Net interest income	7,238	5,096

Provision for loan losses	720	244

Net interest income after provision for loan losses	6,518	4,852

Noninterest income
Trust and investment services fees	346	311
Income from mutual fund, annuity and insurance sales	319	346
Service charges on deposit accounts	562	525
Income from bank owned life insurance	158	163
Other income	154	148
Gain on sales of loans held for sale	144	167
Gain on sales of securities	—	163

Total noninterest income	1,683	1,823

Noninterest expense
Personnel	3,206	3,346
Occupancy of premises, net	501	480
Furniture and equipment	440	435
Postage, stationery and supplies	115	110
Professional and legal	106	84
Marketing and advertising	127	125
FDIC insurance	308	230
Debit card processing	135	122
Charitable donations	329	176
Telephone	138	110
Foreclosed real estate including gain (loss) on sales	73	40
Impaired loan carrying costs	196	34
Other	410	516

Total noninterest expense	6,084	5,808

Income before income taxes (benefit)	2,117	867
Provision (benefit) for income taxes	406	(96)

Net income	1,711	963
Preferred stock dividends and discount accretion	245	223

Net income available to common shareholders	$1,466	$740

Net income per common share, basic and diluted	$0.36	$0.18

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Cash Flows
Unaudited

	Three months ended
	March 31,
(dollars in thousands)	2010	2009
Cash flows from operating activities
Net income	$1,711	$963
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation	345	353
Provision for loan losses	720	244
Amortization of investment in real estate partnership	141	135
Increase in cash surrender value of life insurance investment	(158)	(163)
Originations of loans held for sale	(9,434)	(20,536)
Proceeds from sales of loans held for sale	9,471	18,455
Gain on sales of loans held for sale	(144)	(167)
Gain on sales of securities available-for-sale	—	(163)
Gain on sales of held for sale assets	(35)	—
Gain on sales of foreclosed real estate	(122)	—
Stock-based compensation expense	46	55
Decrease (increase) in accrued interest receivable	102	(241)
Increase in other assets	(420)	(466)
Increase in accrued interest payable	20	205
Decrease in other liabilities	(216)	—
Other, net	296	106

Net cash provided by (used in) operating activities	2,323	(1,220)

Cash flows from investing activities
Securities, available-for-sale
Purchases	(3,488)	(74,984)
Maturities, repayments and calls	7,569	5,666
Sales	—	5,505
Net increase in restricted investment in bank stock	—	(1,570)
Net increase in loans made to customers	(6,901)	(16,811)
Purchases of premises and equipment	(235)	(337)
Proceeds from sales of held for sale assets	542	—
Proceeds from sales of foreclosed real estate	5,966	—

Net cash provided by (used in) investing activities	3,453	(82,531)

Cash flows from financing activities
Net increase in demand and savings deposits	13,845	20,608
Net increase in time deposits	526	31,606
Net decrease in short-term borrowings	(387)	(16,608)
Proceeds from issuance of long-term debt	—	66,000
Repayment of long-term debt	(15,312)	(299)
Cash dividends paid to preferred shareholders	(206)	(83)
Cash dividends paid to common shareholders	(122)	(482)
Net proceeds from issuance of preferred stock and common stock warrants	—	16,461
Issuance of common stock	27	85

Net cash (used in) provided by financing activities	(1,629)	117,288

Net increase in cash and cash equivalents	4,147	33,537
Cash and cash equivalents at beginning of year	26,179	14,875

Cash and cash equivalents at end of period	$30,326	$48,412

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
Unaudited

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive
(dollars in thousands, except share data)	Stock	Stock	Capital	Earnings	Income	Total

For the three months ended March 31, 2010

Balance, January 1, 2010	$15,828	$10,187	$37,004	$6,592	$2,401	$72,012

Comprehensive income:
Net income				1,711		1,711
Other comprehensive gain, net of tax:
Unrealized gains on securities, net					457	457

Total comprehensive income						2,168

Preferred stock discount accretion	39			(39)		—
Common stock cash dividends ($0.03 per share)				(122)		(122)
Preferred stock dividends				(206)		(206)
Stock-based compensation			46			46
Issuance of common stock:
4,774 shares under dividend reinvestment and stock purchase plan		12	15			27

Balance, March 31, 2010	$15,867	$10,199	$37,065	$7,936	$2,858	$73,925

For the three months ended March 31, 2009

Balance, January 1, 2009	$—	$10,043	$35,877	$5,057	$1,204	$52,181

Comprehensive income:
Net income				963		963
Other comprehensive loss, net of tax:
Unrealized losses on securities, net					(313)	(313)

Total comprehensive income						650

Preferred stock and common stock warrants issued, net of issuance costs of $39	15,678		783			16,461
Preferred stock discount accretion	35			(35)		—
Common stock cash dividends ($0.12 per share)				(482)		(482)
Preferred stock dividends				(83)		(83)
Stock-based compensation			55			55
Issuance of common stock:
11,321 shares under dividend reinvestment and stock purchase plan		28	57			85

Balance, March 31, 2009	$15,713	$10,071	$36,772	$5,420	$891	$68,867

See accompanying notes.

Notes to Consolidated Financial Statements (Unaudited)
Note 1—Basis of Presentation
The accompanying consolidated balance sheet at December 31, 2009 has been derived from audited financial statements and the unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and FASB Accounting Standards Codification (ASC) 270. Accordingly, the interim financial statements do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments necessary to present fairly the financial condition and results of operations for the reported periods, and are of a normal and recurring nature.
These statements should be read in conjunction with the notes to the audited financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.
The consolidated financial statements include the accounts of Codorus Valley Bancorp, Inc. and its wholly owned bank subsidiary, PeoplesBank, A Codorus Valley Company (PeoplesBank), and its wholly owned nonbank subsidiary, SYC Realty Company, Inc. (collectively referred to as Codorus Valley or the Corporation). PeoplesBank has four wholly owned subsidiaries, Codorus Valley Financial Advisors, Inc. and SYC Settlement Services, Inc. and two subsidiaries whose purpose is to temporarily hold foreclosed properties pending eventual liquidation. All significant intercompany account balances and transactions have been eliminated in consolidation. The combined results of operations of the nonbank subsidiaries are not material to the consolidated financial statements.
The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.
In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of March 31, 2010, but before the financial statements were issued for potential recognition or disclosure. In preparing these financial statements, the Corporation evaluated the events and transactions that occurred from March 31, 2010 through the date these financial statements were issued.
Note 2—Significant Accounting Policies
Per Share Computations
The weighted average number of shares of common stock outstanding used for basic and diluted calculations are provided below:

	Three months ended
	March 31,
(in thousands, except per share data)	2010	2009
Net income available to common shareholders	$1,466	$740

Weighted average shares outstanding (basic)	4,077	4,023
Effect of dilutive stock options	—	1

Weighted average shares outstanding (diluted)	4,077	4,024

Basic and diluted earnings per common share	$0.36	$0.18

Anti-dilutive stock options and common stock warrants excluded from the computation of earnings per share	486	454

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

	Three months ended
	March 31,
(dollars in thousands)	2010	2009
Unrealized holding gains (losses) arising during the period	$692	$(638)
Reclassification adjustment for gains included in income	—	(163)

Net unrealized gains (losses)	692	(475)
Tax effect	(235)	162

Net of tax amount	$457	$(313)

Cash Flow Information
For purposes of the statements of cash flows, the Corporation considers interest bearing deposits with banks, cash and due from banks, and federal funds sold to be cash and cash equivalents. Noncash items for the three-month period ended March 31, 2010 consisted of the transfer of loans to foreclosed real estate in the amount of $3,298,000. Comparatively, for the three-month period ended March 31, 2009 noncash transfers included the transfer of loans to foreclosed real estate in the amount of $699,000 and the transfer of loans held for sale to investment in the amount of $1,829,000.
Supplemental Benefit Plans
In January 2009, the Corporation incurred a non-recurring cost of $242,000 to restructure employee benefit plans. Restructuring the benefit plans resulted in a federal income tax benefit so that the overall transaction had an insignificant impact on net income.
Income Taxes
The provision for income tax for the first quarter 2009 was a $96,000 credit (benefit) which included a federal income tax benefit of $242,000 associated with restructuring employee benefit plans.
Recent Accounting Pronouncements
The FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures” (Topic 820) — “Improving Disclosures about Fair Value Measurements.” The amendments in this Update require some new disclosures and clarify some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:
•	A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:
•	For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and
•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.
The Corporation adopted the update, except for disclosures about purchases, sales and issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of the Update did not have an effect on the Corporation’s financial position or results of operations.
The FASB issued ASU 2009-16, “Transfers and Servicing” (Topic 860) — “Accounting for Transfers of Financial Assets” — an amendment of FASB Statement 140. The amendments in the Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Corporation adopted the update, and it did not have an effect on its financial position or results of operations.
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
Note 3—Securities Available-for-Sale
A summary of available-for-sale securities at March 31, 2010 and December 31, 2009 is provided below:

				Estimated
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value

March 31, 2010
Debt securities:
U. S. agency	$15,057	$109	$(12)	$15,154
U. S. agency mortgage-backed	77,438	2,458	—	79,896
State and municipal	72,746	1,945	(170)	74,521
Corporate trust preferred	987	1	—	988

Total debt securities, available-for-sale	$166,228	$4,513	$(182)	$170,559

December 31, 2009
Debt securities:
U. S. agency	$13,526	$120	$—	$13,646
U. S. agency mortgage-backed	82,579	1,715	(34)	84,260
State and municipal	73,446	2,059	(164)	75,341
Corporate trust preferred	987	—	(57)	930

Total debt securities, available-for-sale	$170,538	$3,894	$(255)	$174,177

The amortized cost and estimated fair value of debt securities at March 31, 2010 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$4,369	$4,396
Due after one year through five years	111,765	115,157
Due after five years through ten years	44,392	45,328
Due after ten years	5,702	5,678

Total debt securities	$166,228	$170,559

Gross gains realized from the sale of available-for-sale securities were $0 and $163,000 for the three months ended March 31, 2010 and 2009, respectively. Realized gains and losses from the sale of available-for-sale securities are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement. Securities, issued by agencies of the federal government, with a carrying value of $86,244,000 and $84,460,000 on March 31, 2010 and December 31, 2009, respectively, were pledged to secure public funds, trust deposits, repurchase agreements and Federal Home Loan Bank debt.
The table below shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2010
Available-for-sale
Debt securities:
U.S. agency	$3,021	$12	$—	$—	$3,021	$12
State and municipal	11,841	145	1,054	25	12,895	170

Total temporarily impaired debt securities	$14,862	$157	$1,054	$25	$15,916	$182

December 31, 2009
Available-for-sale
Debt securities:
U.S. agency mortgage-backed	$8,656	$34	$—	$—	$8,656	$34
State and municipal	10,607	164	—	—	10,607	164
Corporate trust preferred	—	—	930	57	930	57

Total temporarily impaired debt securities	$19,263	$198	$930	$57	$20,193	$255

At March 31, 2010, the unrealized losses within the less than 12 months category of $157,000 was attributable to twenty-five different securities, primarily municipalities, and $25,000 in the 12 months or more category was attributed to two different municipal securities.

In April 2009, the FASB issued FASB ASC Topic 320. This guidance clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, the Corporation must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required the Corporation to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.
In instances when a determination is made that an other-than-temporary impairment exists but the Corporation does not intend to sell the debt security and it is unlikely that the Corporation will be required to sell the debt security prior to its anticipated recovery, FASB ASC Topic 320 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. FASB ASC Topic 320 was effective for the Corporation for interim and annual reporting periods ending after June 15, 2009 and thereafter.
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
We believe that unrealized losses at March 31, 2010 were primarily the result of changes in market interest rates and that we have the ability to hold these investments for a time necessary to recover the amortized cost. To date, we have collected all interest and principal on our investment securities as scheduled. We believe that collection of the contractual principal and interest is probable and therefore, all impairment is considered to be temporary.
Note 4—Restricted Investment in Bank Stocks
Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and as of March 31, 2010 and December 31, 2009 and consists primarily of the common stock of FHLB of Pittsburgh (FHLB) and to a lesser degree Atlantic Central Bankers Bank (ACBB). Under the FHLB’s Capital Plan, PeoplesBank is required to maintain a minimum member stock investment, both as a condition of becoming and remaining a member and as a condition of obtaining loans from the FHLB. In December 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock.
We evaluate the restricted stock for impairment in accordance with FASB ASC Topic 942. Our determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. We believe that no impairment charge was necessary related to the restricted stock as of March 31, 2010.

Note 5—Loans
The composition of the loan portfolio was as follows:

	March 31,	December 31,
(dollars in thousands)	2010	2009
Commercial, financial and agricultural	$425,059	$415,404
Real estate — construction and land development	100,000	104,986

Total commercial related loans	525,059	520,390
Real estate — residential and home equity	72,829	73,294
Consumer	51,348	52,193

Total consumer related loans	124,177	125,487

Total loans	$649,236	$645,877

Note 6—Deposits
The composition of deposits was as follows:

	March 31,	December 31,
(dollars in thousands)	2010	2009
Noninterest bearing demand	$56,830	$55,583
NOW	57,301	55,010
Money market	193,807	186,873
Savings	26,881	23,508
Time deposits less than $100,000	238,916	238,594
Time deposits $100,000 or more	163,593	163,389

Total deposits	$737,328	$722,957

Note 7—Long-term Debt
PeoplesBank’s obligations to the Federal Home Loan Bank of Pittsburgh (FHLBP) are primarily fixed rate instruments. A summary of long-term debt at March 31, 2010 and December 31, 2009, is provided below:

	March 31,	December 31,
(dollars in thousands)	2010	2009
Obligations of PeoplesBank to FHLBP:
Due February 2010, 1.55%	—	15,000
Due June 2010, 4.32%	6,000	6,000
Due January 2011, 2.06%	14,000	14,000
Due January 2011, 4.30%, amortizing	3,602	3,676
Due August 2011, 2.42%	12,000	12,000
Due January 2012, 2.34%	10,000	10,000
Due June 2012, 4.25%, amortizing	854	948
Due December 2012, 1.91%	5,000	5,000
Due May 2013, 3.46%, amortizing	1,774	1,906
Due December 2013, 2.39%	5,000	5,000

	58,230	73,530
Capital lease obligation	430	442

Total long-term debt	$58,660	$73,972

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
Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to quarter-to-date average assets (leverage ratio). We believe that Codorus Valley and PeoplesBank were well capitalized on March 31, 2010, based on FDIC capital guidelines.

			Minimum for		Well Capitalized
	Actual		Capital Adequacy		Minimum*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at March 31, 2010
Capital ratios:
Tier 1 risk based	$80,751	12.03%	$26,839	4.00%	n/a	n/a
Total risk based	88,462	13.18	53,679	8.00	n/a	n/a
Leverage	80,751	9.13	35,386	4.00	n/a	n/a

at December 31, 2009
Capital ratios:
Tier 1 risk based	$79,286	11.83%	$26,810	4.00%	n/a	n/a
Total risk based	86,461	12.90	53,620	8.00	n/a	n/a
Leverage	79,286	9.11	34,815	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at March 31, 2010
Capital ratios:
Tier 1 risk based	$76,463	11.46%	$26,678	4.00%	$40,018	6.00%
Total risk based	84,174	12.62	53,357	8.00	66,696	10.00
Leverage	76,463	8.69	35,212	4.00	44,015	5.00

at December 31, 2009
Capital ratios:
Tier 1 risk based	$74,945	11.25%	$26,647	4.00%	$39,970	6.00%
Total risk based	82,120	12.33	53,293	8.00	66,616	10.00
Leverage	74,945	8.66	34,601	4.00	43,251	5.00

*	To be well capitalized under prompt corrective action provisions.
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
The preferred stock ranks senior to the Corporation’s common shares and pays a compounded cumulative dividend at a rate of 5 percent per year for the first five years, and 9 percent per year thereafter. Dividends are payable quarterly on February 15th, May 15th, August 15th and November 15th. The Corporation is prohibited from paying any dividend with respect to shares of common stock or repurchasing or redeeming any shares of the Corporation’s common shares in any quarter unless all accrued and unpaid dividends are paid on the preferred stock for all past dividend periods (including the latest completed dividend period), subject to certain limited exceptions. In addition, without the prior consent of the Treasury, the Corporation is prohibited from declaring or paying any cash dividends on common shares in excess of $0.12 per share, which was the last quarterly cash dividend per share declared prior to October 14, 2008. The CPP also places restrictions on incentive compensation to senior executives. The preferred stock is non-voting, other than class voting rights on matters that could adversely affect the preferred stock, and is generally redeemable at the liquidation value at any time in whole or in part (i.e., a minimum of 25 percent of the issue price) with regulatory permission.
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
Note 10—Contingent Liabilities
We are not aware of any material contingent liabilities on March 31, 2010.

Note 11—Guarantees
Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $6,132,000 of standby letters of credit outstanding on March 31, 2010, compared to $5,651,000 on December 31, 2009. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding letters of credit. The amount of the liability as of March 31, 2010 and December 31, 2009, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn and therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.
Note 12—Fair Value Measurements and Fair Values of Financial Instruments
We use our best judgment in estimating the fair value of the Corporation’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts that could be realized in sales transactions on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period end.
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
For financial assets measured at fair value, the fair value measurements by level within the fair value hierarchy are as follows:

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
(dollars in thousands)	Total	Identical Assets	Inputs	Inputs
March 31, 2010
Measured at fair value on a recurring basis:
Securities available-for-sale	$170,559	$—	$170,559	$—
Measured at fair value on a nonrecurring basis:
Impaired loans	5,351	—	—	5,351
December 31, 2009
Measured at fair value on a recurring basis:
Securities available-for-sale	$174,177	$—	$174,177	$—
Measured at fair value on a nonrecurring basis:
Impaired loans	5,427	—	—	5,427
Other real estate owned	668	—	—	668
The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments and certain nonfinancial assets at March 31, 2010 and December 31, 2009:
Cash and cash equivalents (carried at cost)
The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.
Securities, available-for-sale
The fair values of securities available-for-sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.
Restricted investment in bank stocks (carried at cost)
The carrying amount of restricted investment in bank stocks approximates fair value, and considers the limited marketability of such securities.

Loans held for sale (carried at lower of cost or fair value)
The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan. At March 31, 2010, the fair value of loans held for sale exceeded the cost basis, therefore, no write-down to fair value, valuation allowance or charge to earnings were recorded.
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
Impaired loans (generally carried at fair value)
Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. A portion of the allowance for loan losses is allocated to impaired loans if the value of the collateral supporting such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes that the uncollectability of a loan is confirmed. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At March 31, 2010, the fair value of loans with a specific reserve allowance was $7,677,000, net of a valuation allowance of $2,326,000, compared to $7,828,000, net of a valuation allowance of $2,401,000 at December 31, 2009. The specific allowance on impaired loans decreased by $75,000 for the three months ended March 31, 2010, compared to a $5,000 increase for the same period in 2009. These amounts were included in the provision for loan losses.
Other Real Estate Owned (carried at lower of cost or fair value)
Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. At December 31, 2009, the carrying value of other real estate, with a valuation allowance recorded subsequent to initial foreclosure, was $857,000, net of a valuation allowance of $189,000 which was established in the third quarter of 2009. This real estate was sold in the first quarter of 2010.
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
Off-balance sheet financial instruments (disclosed at cost)
Fair values for the Corporation’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These amounts were not considered to be material at March 31, 2010 and December 31, 2009.
The estimated fair values of the Corporation’s financial instruments were as follows at March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$30,326	$30,326	$26,179	$26,179
Securities, available-for-sale	170,559	170,559	174,177	174,177
Restricted investment in bank stocks	4,277	4,277	4,277	4,277
Loans held for sale	1,373	1,402	1,266	1,293
Loans, net	641,525	643,346	638,702	641,250
Interest receivable	3,325	3,325	3,427	3,427

Financial liabilities
Noninterest bearing demand, NOW, money market and savings deposits	$334,819	$334,819	$320,974	$320,974
Time deposits	402,509	407,444	401,983	406,203
Short-term borrowings	8,079	8,079	8,466	8,466
Long-term debt	58,660	59,375	73,972	74,681
Junior subordinated debt	10,310	3,690	10,310	4,331
Interest payable	772	772	752	752

Off-balance sheet instruments	—	—	—	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Note that many factors, some of which are discussed elsewhere in this report and in the documents that are incorporated by reference, could affect the future financial results of the Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this Form 10-Q. These factors include, but are not limited to, the following:
•	operating, legal and regulatory risks;
•	a prolonged economic downturn;
•	an increase in nonperforming assets requiring loss provisions and the incurrence of carrying costs;
•	declines in the market value of investment securities considered to be other than temporary;
•	the effect of and changes in the rate of FDIC premiums, including special assessments;
•	interest rate fluctuations which could increase our cost of funds or decrease our yield on earning assets and therefore reduce our net interest income;
•	future legislative or administrative changes to the TARP Capital Purchase Program;
•	unavailability of capital when needed or available at an excessive cost;
•	political and competitive forces affecting banking, securities, asset management and credit services businesses; and
•	the risk that management’s analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.
The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.
Critical accounting estimates:
Disclosure of Codorus Valley’s significant accounting policies is included in Note 1 to the consolidated financial statements included in the 2009 Annual Report on Form 10-K for the period ended December 31, 2009. Some of these policies require management to make significant judgments, estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities.

We make significant estimates in determining the allowance for loan losses, valuation of foreclosed real estate, and evaluation of other than temporary impairment losses of securities. We consider a variety of factors in establishing allowance for loan losses such as current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, financial and managerial strength of borrowers, adequacy of collateral, if collateral dependent, and present value of future cash flows and other relevant factors. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Appraisals are generally used to determine fair value. After foreclosure, we review valuations at least quarterly and adjust the asset to the lower of carrying value or fair value minus estimated costs to sell. Estimates related to the value of collateral also have a significant impact on whether or not we continue to accrue income on delinquent loans and on the amounts at which foreclosed real estate is recorded on the balance sheet.
The Corporation records its available-for-sale securities portfolio at fair value. Fair values for these securities are determined based on methodologies in accordance with FASB ASC 820, and as clarified by several FASB accounting standard updates. Fair values for debt securities are volatile and may be influenced by any number of factors, including market interest rates, prepayment speeds, discount rates, credit ratings and yield curves. Fair values for debt securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or an estimate of fair value by using a range of fair value estimates in the market place as a result of the illiquid market specific to the type of security. When the fair value of a debt security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair value is below amortized cost, additional analysis is performed to determine whether an other-than-temporary impairment condition exits. Available-for-sale debt securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers whether the Corporation has the intent to sell its debt securities prior to market recovery or maturity and whether it is more likely than not that the Corporation will be required to sell its debt securities prior to market recovery or maturity. Often, information available to conduct these assessments is limited and rapidly changing; making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the debt security may be different than previously estimated, which could have a material effect on the Corporation’s results of operations and financial condition.
Management discussed the development and selection of critical accounting estimates and related Management Discussion and Analysis disclosure with the Audit Committee. There were no material changes made to the critical accounting estimates during the periods presented within this report. Additional information is contained in Management’s Discussion and Analysis regarding critical accounting estimates, including the provision and allowance for loan losses, located on pages 22 and 28 of this report.
Three months ended March 31, 2010,
compared to three months ended March 31, 2009
FINANCIAL HIGHLIGHTS
The Corporation earned net income available to common shareholders of $1,466,000 or $0.36 per share ($0.36 diluted) for the three-month period ended March 31, 2010, compared to $740,000 or $0.18 per share ($0.18 diluted), for the same period of 2009. The $726,000 or 98 percent increase in net income available to common shareholders was the result of an increase in net interest income, which more than offset increases in the provision for loan losses and noninterest expense, and a decrease in noninterest income.
The $2,142,000 or 42 percent increase in net interest income for the current quarter reflected a larger volume of interest earning assets, principally business loans and investment securities. Net interest income was also favorably impacted by lower rates paid on deposit products, which reflected the low level of short-term market interest rates. The net interest margin was 3.69 percent for the first three months of 2010, compared to 2.95 percent for the same period in 2009. The provision for loan losses for the current period increased $476,000 or 195 percent due to reserve allocations for specific impaired business loans, continued uncertainty in the economy and declining commercial real estate values. The $276,000 or 5 percent increase in noninterest expense was primarily the result of increased carrying costs on impaired loans and foreclosed real estate, and increased FDIC deposit insurance premiums. The $140,000 or 8 percent decrease in noninterest income for the current quarter was primarily the result of a $163,000 gain from the sale of investment securities realized in the first quarter of 2009. No investment securities gains or losses were realized thus far in 2010.

Total assets were approximately $893 million on March 31, 2010, an increase of $72 million or 9 percent above March 31, 2009. Asset growth occurred primarily in the business loans and investment securities portfolios, which were funded primarily by an increase in deposits.
Net income as a percentage of average shareholders’ equity (ROE) was 9.33 percent for the first three months (annualized) of 2010, compared to 5.70 percent for the same period of 2009. Net income as a percentage of average total assets (ROA) was 0.77 percent for the first three months (annualized) of 2010, compared to 0.50 percent for the same period of 2009. The increase in both ratios for 2010 reflected the increase in earnings. The efficiency ratio (noninterest expense as a percentage of net interest income plus noninterest income on a tax equivalent basis) was 64.9 percent for the first three months of 2010, compared to 82.1 percent for the same period of 2009. The favorable decrease in the efficiency ratio during the current period was due to the increase in net interest income.
On March 31, 2010, the nonperforming assets ratio was 4.30 percent, compared to 5.33 percent for December 31, 2009, and 2.92 percent for March 31, 2009. Net loan charge-offs for the current three month period totaled $184,000, compared to $84,000 for the first quarter of 2009. Information regarding nonperforming assets is provided in the Risk Management section of this report, including Table 3—Nonperforming Assets. Based on a recent evaluation of probable loan losses and the current loan portfolio, we believe that the allowance is adequate to support losses inherent in the loan portfolio on March 31, 2010. An analysis of the allowance is provided in Table 4—Analysis of Allowance for Loan Losses.
On March 31, 2010, PeoplesBank exceeded the minimum ratios established by bank regulators for well capitalized institutions as shown in Note 8—Regulatory Matters.
A more detailed analysis of the factors and trends affecting corporate earnings follows.
INCOME STATEMENT ANALYSIS
Net interest income
Net interest income for the three-month period ended March 31, 2010, was $7,238,000, an increase of $2,142,000 or 42 percent above the first quarter of 2009 due primarily to a decrease in the average rates paid on deposits. An increase in the average volume of earning assets also contributed to the increase in net interest income. These factors improved the net interest margin, which was 3.69 percent for the first quarter of this year, compared to 2.95 percent for the first quarter of 2009.
For the first quarter of 2010, total interest income increased $1,266,000 or 14 percent above 2009 due primarily to an increase in the average volume of earning assets. Earning assets averaged $832 million and yielded 5.31 percent (tax equivalent basis) for the current quarter, compared to $730 million and 5.28 percent, respectively, for the first quarter of 2009. The $102 million or 14 percent increase in average earning assets was primarily the result of growth in the business loan and investment securities portfolios. The increase in investment securities, principally U.S. agency mortgage-backed bonds and tax-exempt municipal bonds, resulted from a leverage strategy, which is discussed in the Investment Securities section of this report.

For the first quarter of 2010, total interest expense decreased $876,000 or 21 percent below the first quarter of 2009 due to a decrease in the average rates paid on deposits. Total interest bearing liabilities averaged $756 million at an average rate of 1.78 percent for the current quarter, compared to $652 million and 2.61 percent, respectively, for the first quarter of 2009. The $104 million or 16 percent increase in average interest bearing liabilities was the result of growth in the average volume of money market and time deposits. The continued influence of the Federal Reserve Bank to keep market interest rates low, as a means of stimulating the economy, have helped to lower the Corporation’s funding costs. Federally insured bank deposits continue to provide safe haven to our clients who are concerned about the economy, volatility in the capital markets and the high level of unemployment.
Provision for loan losses
For the quarter ended March 31, 2010, the provision for loan losses was $720,000, compared to $244,000 for the first quarter of 2009. The current period provision reflected a decline in loan quality as a result of economic conditions, an increase in net loan growth, depressed real estate values and a high level of unemployment. Information about loan quality is provided in the Nonperforming Asset section of this report on page 25.
Noninterest income
The following table presents the components of total noninterest income for the first quarter of 2010, compared to the first quarter of 2009. Total noninterest income decreased $140,000 or 8 percent primarily because the first quarter of 2009 included a $163,000 gain from the sale of securities. Excluding the securities gain results in an increase of $23,000 or 1 percent of noninterest income for the current quarter.
Table 1 — Noninterest income

	Three months ended		Change
	March 31,		Increase (Decrease)
(dollars in thousands)	2010	2009	$	%

Trust and investment services fees	$346	$311	$35	11%
Income from mutual fund, annuity and insurance sales	319	346	(27)	(8)
Service charges on deposit accounts	562	525	37	7
Income from bank owned life insurance	158	163	(5)	(3)
Other income	154	148	6	4
Gain on sales of loans held for sale	144	167	(23)	(14)
Gain on sales of securities	—	163	(163)	(100)

Total noninterest income	$1,683	$1,823	$(140)	(8)%

The discussion that follows addresses changes in selected categories of noninterest income.
Trust and investment services fees—The increase reflected appreciation in market value, upon which fees are based, and an increase in income from the sale of settlement advisory services.
Income from mutual fund, annuity and insurance sales—The decrease in income from the sale of mutual funds, annuities and insurance products by Codorus Valley Financial Advisors, a subsidiary of PeoplesBank, was a result of decreased demand. Significant capital market losses during the latter part of 2008 through the first quarter of 2009 resulted in many investors becoming risk adverse to market based products. Another factor is that management is focused on growing advisory service fee income, which generates an on-going revenue stream, as opposed to one-time fees on commission-based products.
Service charges on deposit accounts—The increase was due primarily to an increase in debit card revenue, which reflected an increase in the volume of transactions.

Gain on sales of loans held for sale—The decrease was due to a decrease in the volume of loan sales.
Gain on sales of securities— During the first quarter of 2009, gains were realized from the sale of U.S. agency mortgage-backed bonds from the available-for-sale securities portfolio to take advantage of the low interest rate environment. There was no comparable transaction in the first quarter of 2010.
Noninterest expense
The following table presents the components of total noninterest expense for the first quarter of 2010, compared to the first quarter of 2009. Total noninterest expense increased $276,000 or 5 percent.
Table 2 — Noninterest expense

	Three months ended		Change
	March 31,		Increase (Decrease)
(dollars in thousands)	2010	2009	$	%

Personnel	$3,206	$3,346	$(140)	(4)%
Occupancy of premises, net	501	480	21	4
Furniture and equipment	440	435	5	1
Postage, stationery and supplies	115	110	5	5
Professional and legal	106	84	22	26
Marketing and advertising	127	125	2	2
FDIC insurance	308	230	78	34
Debit card processing	135	122	13	11
Charitable donations	329	176	153	87
Telephone	138	110	28	25
Foreclosed real estate including gain (loss) on sales	73	40	33	83
Impaired loan carrying costs	196	34	162	476
Other	410	516	(106)	(21)

Total noninterest expense	$6,084	$5,808	$276	5%

The discussion that follows addresses changes in selected categories of noninterest expense.
Personnel—The decrease in personnel expense, comprised of wages, sales commissions, payroll taxes and employee benefits, resulted primarily from the non-recurring cost of $242,000 incurred in the prior year to restructure employee benefit plans. Restructuring the benefit plans resulted in a federal income tax benefit so that the overall transaction had an insignificant impact on prior period net income.
Professional and legal—The increase in professional and legal expense was the result of normal business growth.
FDIC insurance—The increase in Federal Deposit Insurance Corporation (FDIC) insurance premiums was the result of an increase in assessment rates and an increase in the volume of deposits upon which the assessment was based.
Charitable donations—The increase in charitable donations for the current quarter for nonprofit educational and scholarship purposes qualified for state tax credits, which were used to reduce Pennsylvania shares tax expense, included in the other expense category.

Telephone—The increase in telephone expense was a result of an increase in telephony applications to enhance the business continuity process (i.e., off-site disaster recovery) and improve daily communication, and increased user charges from normal business growth. Additionally, the first quarter of 2009 included a $13,000 reimbursement from the communications provider pertaining to billing disputes.
Foreclosed real estate including gain (loss) on sales—The increase in foreclosed real estate expense generally reflected a larger portfolio of foreclosed real estate properties. The current quarter expense was favorably impacted by the recognition of a $122,000 net gain from the sale of four unrelated properties.
Impaired loan carrying costs—The increase in impaired loan carrying costs generally reflected a larger portfolio of impaired loans. Typical carrying expenses include insurance, real estate taxes, appraisals and legal fees.
Other—The decrease in other expense, which is comprised of many underlying expenses, included a decrease in Pennsylvania shares tax, which resulted from the recognition of tax credits previously described above in the charitable donations line item.
Income taxes
The provision for income tax for the first quarter of 2010 was $406,000, compared to a $96,000 credit, or tax benefit for the same period in 2009. The increase in income tax was primarily the result of an increase in pretax income. The tax benefit for the first quarter of 2009 resulted from a one-time tax benefit associated with restructuring employee benefit plans. For both periods, the Corporation’s statutory federal income tax rate was 34 percent. The Corporation’s effective income tax rate was approximately 19 percent for the first quarter of 2010, compared to a negative 11 percent for the first quarter of 2009. The effective tax rate differs from the statutory tax rate due to the impact of low-income housing credits and tax-exempt income, including income from bank owned life insurance. The effective tax rate for 2009 was negative as a result of the one-time tax benefit and the low level of pretax income.
BALANCE SHEET REVIEW
Loans
On March 31, 2010, total loans were $649 million, representing a slight 0.5 percent increase above year-end 2009. During the current quarter, the demand for business loans slowed after a two year period of particularly strong growth. As a result of sluggish economic growth and a high level of unemployment the lack of demand for consumer loans continued. The average yield (tax equivalent basis) earned on total loans was 5.77 percent for the current three-month period, compared to 5.61 percent for the first three months of 2009. The composition of the Corporation’s loan portfolio at March 31, 2010, compared to December 31, 2009, is provided in Note 5—Loans.
Deposits
On March 31, 2010, total deposits were $737 million, an increase of $14 million or 2 percent above year-end 2009. The increase in total deposits, as shown in Note 6—Deposits, occurred primarily in the money market deposit category. Federally insured bank deposits continue to provide safe haven for those clients who remain concerned about the economy, volatility in the capital markets and the high level of unemployment. The Corporation does not rely on brokered deposits to fund its operation. The average rate paid on interest bearing deposits was 1.70 percent for the current three month period, compared to 2.59 percent for the first three months of 2009.

Long-term debt
On March 31, 2010, long-term debt totaled $59 million, compared to $74 million at year-end 2009. The decrease reflected a $15 million, 1.55 percent rate, Federal Home Loan Bank of Pittsburgh advance that matured in February. A listing of outstanding long-term debt obligations is provided in Note 7—Long-term Debt.
Shareholders’ equity and capital adequacy
Shareholders’ equity or capital enables Codorus Valley to maintain asset growth and absorb losses. Total shareholders’ equity was approximately $73.9 million on March 31, 2010, an increase of approximately $1.9 million or 3 percent above the level at December 31, 2009. The increase was caused primarily by an increase in retained earnings from profitable operations. An increase in accumulated other comprehensive income from unrealized gains, net of federal income tax, on securities available-for-sale also contributed to the increase in shareholders’ equity.
The Corporation typically pays cash dividends on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other factors. On April 13, 2010, the Board of Directors declared a quarterly cash dividend of $0.06 per common share payable on May 11, 2010, to shareholders of record April 27, 2010. This dividend follows a $0.03 per share dividend paid in February. The Corporation’s participation in the U.S. Department of the Treasury’s Capital Purchase Program (CPP) requires regulatory approval to increase quarterly cash dividends on common stock above the quarterly $0.12 per share level that was in effect at the time of the issuance of the preferred stock. More information about the Corporation’s participation in the CPP is provided in Note 9—Shareholders’ Equity.
Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 8—Regulatory Matters, to the financial statements. We believe that Codorus Valley and PeoplesBank were well capitalized on March 31, 2010, based on FDIC capital guidelines.
RISK MANAGEMENT
Credit risk management
The Credit Risk Management section included in our 2009 Form 10-K provides a general overview of the credit risk management process and loan concentrations. Credit risk represents the possibility that a loan client, counterparty or issuer may not perform in accordance with contractual terms posing one of the most significant risks to the Corporation.
Nonperforming assets
The following table presents asset categories posing the greatest risk of loss and related ratios. We generally place a loan on nonaccrual status and cease accruing interest income, i.e., recognize interest income on a cash basis, when loan payment performance is unsatisfactory and the loan is past due 90 days or more. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. The final category, foreclosed real estate, is real estate acquired to satisfy debts owed to PeoplesBank. The paragraphs below explain significant changes in the aforementioned categories for March 31, 2010, compared to December 31, 2009.

Nonperforming assets are reviewed by management each month. We generally rely on appraisals performed by independent licensed appraisers to determine the value of impaired, collateral-dependent loans. In instances where the value of the collateral minus estimated selling costs is less than the net carrying amount of the loan, a loss allowance is established for that difference by recording a loss provision to the income statement. When it is probable that some portion or all of the loan balance will not be collected, that amount is charged off as loss against the allowance. A loan is returned to accrual status when we determine that circumstances have improved to the extent that all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Table 3 — Nonperforming Assets

	March 31,		December 31,
(dollars in thousands)	2010		2009

Nonaccrual loans	$21,239		$25,558
Accruing loans that are contractually past due 90 days or more as to principal or interest	184		40
Foreclosed real estate, net of allowance	6,773		9,314

Total nonperforming assets	$28,196		$34,912

Ratios:
Nonaccrual loans as a % of total period-end loans	3.27%		3.96%

Nonperforming assets as a % of total period-end loans and net foreclosed real estate	4.30%		5.33%

Nonperforming assets as a % of total period-end shareholders’ equity	38.14%		48.48%

Allowance for loan losses as a multiple of nonaccrual loans	.4	x	.3	x
On March 31, 2010, nonaccrual loans consisted of collateralized business and residential mortgage loans, and consumer loans. The level of nonaccrual loans was relatively high for both periods primarily as a result of prolonged weakened economic conditions and the corresponding effects it has had on our commercial borrowers. The nonaccrual loan portfolio balance totaled $21,239,000 on March 31, 2010, a decrease of $4,319,000 or 17 percent, compared to year-end 2009. The decrease resulted primarily from the reclassification of a nonaccrual loan to foreclosed real estate identified below as property no. 1 and, to a lesser degree, payments by borrowers. On March 31, 2010, the nonaccrual loans portfolio was comprised of twenty-one unrelated accounts ranging in size from $1,000 to $5,041,000. Five unrelated commercial loan accounts, which represent 90 percent of the total nonaccrual loan portfolio balance, are described below.
We evaluate the adequacy of the allowance for loan losses at least quarterly and have established a loss allowance for selected accounts where the net realizable value of the collateral is insufficient to repay the loan. Collection efforts, including modification of contractual terms for individual accounts based on prevailing market conditions and liquidation of collateral assets, are being employed to maximize recovery. Further provisions for loan losses may be required on nonaccrual loans when additional information becomes available.
Loan no. 1—The outstanding principal loan balance is $5,041,000. Based on an appraisal of the improved real estate, an 89,000 square foot office building collateralizing the loan and other factors, we established a $1,649,000 allowance for possible loss. Since the last report, the borrowers have been unable to finalize financial arrangements to complete tenant improvements as required under the terms of the lease. We are presently considering our recovery options.

Loan no. 2—PeoplesBank owns an approximately 29 percent participation loan interest and its share of the outstanding principal balance of the loan is $3,807,000. The collateral supporting the loan is a condominium building. Subsequent to the previously reported public auction in the fourth quarter of 2009 that resulted in the sale of 17 of the 81 available condominium units, the borrower is actively marketing the remaining units for sale. We will also rely on the personal guarantors of the loan, if necessary.
Loan no. 3— PeoplesBank owns a 27 percent participation loan interest and its share of the outstanding principal balance of the loan is $4,385,000. The collateral supporting the loan is approximately 110 acres of undeveloped land, which is zoned mixed office district. In our judgment, the loan is adequately collateralized by the real estate. We will also rely on the personal guarantors of the loan, if necessary.
Loan no. 4— The outstanding principal loan balance is $3,723,000. This account is collateralized by three acres of improved real estate located in a major commercial district and a small parcel of improved real estate and the assignment of a personal loan from a third-party whose payments are current. Based on recent appraisals of the real estate, we believe that the loan is adequately collateralized.
Loan no. 5— PeoplesBank owns an approximately 54 percent participation loan interest, and its share of the outstanding principal balance of the loan is $2,144,000. Since year-end 2009, PeoplesBank has collected approximately $300,000 from the sale of 7 improved building lots, which it applied to the outstanding principal balance. This account is collateralized by 135 approved residential building lots. Of this total, 28 lots are improved. We established a $417,000 reserve for probable loss for this collateral dependent loan, which was based on an appraisal from an independent appraiser.
On March 31, 2010, the foreclosed real estate portfolio balance totaled $6,773,000, representing a $2,541,000 or 27 percent decrease, compared to year-end 2009. Subsequent to year-end 2009, one nonaccrual loan at December 31, 2009 was foreclosed on and reclassified to foreclosed real estate, identified as property no.1 below, and four properties were liquidated with a carrying value of $5,844,000, which resulted in the recognition of a net gain totaling $122,000. The net gain was included in foreclosed real estate expense. On March 31, 2010, the portfolio was comprised of five unrelated accounts ranging in size from $102,000 to $3,298,000, which we are actively attempting to liquidate. Foreclosed real estate is included in the other assets category on the Corporation’s balance sheet. Three unrelated accounts, which represent 97 percent of the total foreclosed real estate portfolio balance, are described below. As of March 31, 2010, no valuation allowance has been established for these accounts because, in our judgment, the carrying value reflects fair value less estimated costs to sell. However, a valuation allowance may be required in the future on foreclosed real estate as additional information becomes available.
Property no. 1— The outstanding principal loan balance is $3,298,000. This account is collateralized by 266 acres of unimproved land that is zoned for residential development. Subsequent to year-end 2009, PeoplesBank acquired the real estate through a public auction. We are presently considering our recovery options.
Property no. 2—The property is a nine unit condominium building with a carrying value of $1,827,000. To date, the Corporation has received agreements to purchase five of the units. We anticipate total gross proceeds of approximately $1,217,000 from the sale of the five units.
Property no. 3— PeoplesBank has a 64 percent participation loan interest in 42 improved lots within a 20.6 acre established residential subdivision. The carrying value of PeoplesBank’s interest is $1,437,000. The lead bank is in the process of marketing the property and is considering offers from prospective buyers and exploring the value of potential additional collateral.

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
The allowance for loan losses consists primarily of two components: specific allowances for individually impaired commercial loans and allowances calculated for pools of loans. The Corporation uses an internal risk rating system to evaluate individual loans. Loans are segmented into industry groups or pools with similar characteristics and an allowance for loan losses is allocated to each segment based on quantitative factors such as recent loss history, and qualitative factors, such as the results of internal and external credit reviews, changes in the size and composition of the loan portfolio, adequacy of collateral, general economic conditions and the local business outlook. Determining the level of the allowance for probable loan losses at any given period is difficult, particularly during deteriorating or uncertain economic periods. We must make estimates using assumptions and information which are often subjective and fluid.
Table 4—Analysis of Allowance for Loan Losses presents an analysis of the activity in the allowance for loan losses for the three months ended March 31, 2010 and 2009. The allowance was $7,711,000 or 1.19 percent of total loans, on March 31, 2010, compared to $4,850,000 or 0.82 percent, on March 31, 2009. The increase in the allowance reflects credit quality issues for selected commercial real estate loans and was based on our estimate of the amount necessary to bring the allowance to a level reflective of the risk in the loan portfolio and loan growth. We considered macro-economic factors that could adversely affect the ability of PeoplesBank’s loan clients to repay their loans, including the high level of unemployment and the probable continuation of a downturn in the commercial real estate market. Based on its evaluation of probable loan losses in the current portfolio, we believe that the allowance is adequate to support losses inherent in the loan portfolio on March 31, 2010.

Table 4 — Analysis of Allowance for Loan Losses

(dollars in thousands)	2010	2009
Balance-January 1,	$7,175	$4,690

Provision charged to operating expense	720	244

Loans charged off:
Commercial	100	—
Real estate — residential and home equity	—	20
Consumer	108	74

Total loans charged off	208	94
Recoveries:
Commercial	3	6
Consumer	21	4

Total recoveries	24	10

Net charge-offs	184	84

Balance-March 31,	$7,711	$4,850

Ratios:
Annualized net charge-offs to average total loans	0.11%	0.06%
Allowance for loan losses to total loans at period-end	1.19%	0.82%
Allowance for loan losses to nonaccrual loans and loans past due 90 days or more	36.0%	33.4%
Liquidity risk management
Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan customers, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, it provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are scheduled investment security maturities and cash inflows, funds received from customer loan payments, and asset sales. The primary sources of liability liquidity are deposit growth, short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At March 31, 2010, management believes that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling $85 million and available credit from the Federal Home Loan Bank of Pittsburgh (FHLBP). On March 31, 2010, available net funding from the FHLBP was approximately $41 million. The Corporation’s loan-to-deposit ratio, which is used as a broad measure of liquidity, was approximately 88 percent for March 31, 2010, compared to 89 percent for year-end 2009.
Off-balance sheet arrangements
The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on March 31, 2010, totaled $174 million and consisted of $135 million in unfunded commitments under existing loan facilities, $33 million to grant new loans and $6 million in letters of credit. Normally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn and therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not applicable to smaller reporting companies.

Item 4T.	Controls and Procedures
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the Corporation’s disclosure controls and procedures are effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints, that the benefits of controls must be considered relative to their costs, and inherent limitations that may not prevent fraud, particularly by collusion of two or more people or by management override of a control.
There has been no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2010, that has materially affected or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
On October 2, 2009, the SEC announced that auditor attestation reports for non-accelerated filers (smallest public companies with a public float below $75 million) relative to compliance with section 404 of the Sarbanes-Oxley Act of 2002 are required for fiscal years ending on or after June 15, 2010 (effectively December 31, 2010 for the Corporation). This announcement extended the previous expiration date for this requirement which was for fiscal years ending on or after December 15, 2009.
Part II—OTHER INFORMATION

Item 1.	Legal proceedings
There are no legal proceedings pending against Codorus Valley Bancorp, Inc. or any of its subsidiaries which are expected to have a material impact upon the financial position and/or operating results of the Corporation. Management is not aware of any proceedings known or contemplated by government authorities.

Item 1A.	Risk factors
Not applicable to smaller reporting companies.

Item 2.	Unregistered sales of equity securities and use of proceeds
Nothing to report.

Item 3.	Defaults upon senior securities
Nothing to report.

Item 4.	Removed and reserved

Item 5.	Other information
Nothing to report.

Item 6.	Exhibits

Exhibit
Number	Description of Exhibit

3.1	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K, filed with the Commission on October 14, 2005.)

3.2	Amended By-laws (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 15, 2007.)

3.3	Certificate of Designations for the Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2009.)

4	Rights Agreement dated as of November 4, 2005 (Incorporated by reference to Exhibit 4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 8, 2005.)

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

Codorus Valley Bancorp, Inc.
(Registrant)

May 11, 2010	/s/ Larry J. Miller
Date	Larry J. Miller
President & CEO
(Principal executive officer)

May 11, 2010	/s/ Jann A. Weaver
Date	Jann A. Weaver
Treasurer & Assistant Secretary
(Principal financial and accounting officer)