Form 10-Q
period 2010-06-30
CODORUS VALLEY BANCORP INC
filed 2010-08-11
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On August 4, 2010, 4,093,059 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.
Form 10-Q Index

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Codorus Valley Bancorp, Inc.
Consolidated Balance Sheets
Unaudited

	June 30,	December 31,
(dollars in thousands, except share data)	2010	2009
Assets
Interest bearing deposits with banks	$23,267	$14,545
Cash and due from banks	12,035	8,634
Federal funds sold	3,000	3,000

Total cash and cash equivalents	38,302	26,179
Securities, available-for-sale	186,914	174,177
Restricted investment in bank stocks, at cost	4,277	4,277
Loans held for sale	1,509	1,266
Loans (net of deferred fees of $677 — 2010 and $766 — 2009)	645,379	645,877
Less-allowance for loan losses	(6,366)	(7,175)

Net loans	639,013	638,702
Premises and equipment, net	10,946	11,223
Other assets	35,904	37,007

Total assets	$916,865	$892,831

Liabilities
Deposits
Noninterest bearing	$57,761	$55,583
Interest bearing	700,136	667,374

Total deposits	757,897	722,957
Short-term borrowings	10,390	8,466
Long-term debt	52,346	73,972
Junior subordinated debt	10,310	10,310
Other liabilities	9,448	5,114

Total liabilities	840,391	820,819

Shareholders’ equity
Preferred stock, par value $2.50 per share; $1,000 liquidation preference, 1,000,000 shares authorized; 16,500 shares issued and outstanding — 2010 and 2009	15,905	15,828
Common stock, par value $2.50 per share; 10,000,000 shares authorized; 4,093,193 shares issued and outstanding — 2010 and 4,074,636 — 2009	10,233	10,187
Additional paid-in capital	37,136	37,004
Retained earnings	9,071	6,592
Accumulated other comprehensive income	4,129	2,401

Total shareholders’ equity	76,474	72,012

Total liabilities and shareholders’ equity	$916,865	$892,831

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Income
Unaudited

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2010	2009	2010	2009
Interest income
Loans, including fees	$9,517	$8,568	$18,647	$16,633
Investment securities:
Taxable	799	841	1,628	1,677
Tax-exempt	583	533	1,168	899
Dividends	1	2	4	9
Other	20	19	28	34

Total interest income	10,920	9,963	21,475	19,252

Interest expense
Deposits	2,781	3,710	5,610	7,366
Federal funds purchased and other short-term borrowings	22	10	42	27
Long-term and junior subordinated debt	429	551	897	1,071

Total interest expense	3,232	4,271	6,549	8,464

Net interest income	7,688	5,692	14,926	10,788

Provision for loan losses	630	1,639	1,350	1,883

Net interest income after provision for loan losses	7,058	4,053	13,576	8,905

Noninterest income
Trust and investment services fees	373	303	719	614
Income from mutual fund, annuity and insurance sales	443	358	762	704
Service charges on deposit accounts	649	581	1,211	1,106
Income from bank owned life insurance	161	155	319	318
Other income	132	154	286	302
Gains on sales of loans held for sale	217	403	361	570
Gains on sales of securities	108	128	108	291

Total noninterest income	2,083	2,082	3,766	3,905

Noninterest expense
Personnel	3,213	3,157	6,419	6,503
Occupancy of premises, net	493	448	994	928
Furniture and equipment	419	401	859	836
Postage, stationery and supplies	162	139	277	249
Professional and legal	138	99	244	183
Marketing and advertising	223	115	350	240
FDIC insurance	316	646	624	876
Debit card processing	145	130	280	252
Charitable donations	27	31	356	207
Telephone	134	146	272	255
Foreclosed real estate including gains (losses) on sales	911	66	984	106
Impaired loan carrying costs	387	99	583	133
Other	674	642	1,084	1,159

Total noninterest expense	7,242	6,119	13,326	11,927

Income before income taxes (benefit)	1,899	16	4,016	883
Provision (benefit) for income taxes	274	(277)	680	(373)

Net income	1,625	293	3,336	1,256
Preferred stock dividends and discount accretion	245	244	490	467

Net income available to common shareholders	$1,380	$49	$2,846	$789

Net income per common share, basic and diluted	$0.34	$0.01	$0.70	$0.20

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Cash Flows
Unaudited

	Six months ended
	June 30,
(dollars in thousands)	2010	2009
Cash flows from operating activities
Net income	$3,336	$1,256
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	689	701
Provision for loan losses	1,350	1,883
Provision for losses on foreclosed real estate	722	—
Amortization of investment in real estate partnership	281	271
Increase in cash surrender value of life insurance investment	(319)	(318)
Originations of loans held for sale	(21,036)	(50,766)
Proceeds from sales of loans held for sale	20,994	50,371
Gains on sales of loans held for sale	(361)	(570)
Gains on sales of securities available-for-sale	(108)	(291)
Gains on sales of held for sale assets	(35)	—
Gains on sales of foreclosed real estate	(110)	—
Stock-based compensation expense	67	100
Decrease (increase) in accrued interest receivable	165	(555)
Decrease (increase) in other assets	349	(1,159)
(Decrease) increase in accrued interest payable	(50)	132
Increase in other liabilities	4,387	1,118
Other, net	616	262

Net cash provided by operating activities	10,937	2,435

Cash flows from investing activities
Securities, available-for-sale
Purchases	(33,567)	(108,679)
Maturities, repayments and calls	18,246	12,565
Sales	4,845	8,947
Net increase in restricted investment in bank stock	—	(1,570)
Net increase in loans made to customers	(9,882)	(37,401)
Purchases of premises and equipment	(420)	(465)
Proceeds from sales of foreclosed real estate	7,395	—

Net cash used in investing activities	(13,383)	(126,603)

Cash flows from financing activities
Net increase in demand and savings deposits	29,985	39,197
Net increase in time deposits	4,955	48,186
Net increase (decrease) in short-term borrowings	1,924	(18,283)
Proceeds from issuance of long-term debt	—	66,000
Repayment of long-term debt	(21,626)	(15,601)
Cash dividends paid to preferred shareholders	(413)	(289)
Cash dividends paid to common shareholders	(367)	(804)
Net proceeds from issuance of preferred stock and common stock warrants	—	16,461
Issuance of common stock	111	189

Net cash provided by financing activities	14,569	135,056

Net increase in cash and cash equivalents	12,123	10,888
Cash and cash equivalents at beginning of year	26,179	14,875

Cash and cash equivalents at end of period	$38,302	$25,763

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
Unaudited

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive
(dollars in thousands, except share data)	Stock	Stock	Capital	Earnings	Income	Total

For the six months ended June 30, 2010

Balance, January 1, 2010	$15,828	$10,187	$37,004	$6,592	$2,401	$72,012

Comprehensive income:
Net income				3,336		3,336
Other comprehensive income, net of tax:
Unrealized gains on securities, net					1,728	1,728

Total comprehensive income						5,064

Preferred stock discount accretion	77			(77)		—
Common stock cash dividends ($0.09 per share)				(367)		(367)
Preferred stock dividends				(413)		(413)
Stock-based compensation			67			67
Issuance of common stock:
10,627 shares under dividend reinvestment and stock purchase plan		26	48			74
7,930 shares under employee stock purchase plan		20	17			37

Balance, June 30, 2010	$15,905	$10,233	$37,136	$9,071	$4,129	$76,474

For the six months ended June 30, 2009

Balance, January 1, 2009	$—	$10,043	$35,877	$5,057	$1,204	$52,181

Comprehensive income:
Net income				1,256		1,256
Other comprehensive loss, net of tax:
Unrealized losses on securities, net					(400)	(400)

Total comprehensive income						856

Preferred stock and common stock warrants issued, net of issuance costs of $39	15,678		783			16,461
Preferred stock discount accretion	73			(73)		—
Common stock cash dividends ($0.20 per share)				(804)		(804)
Preferred stock dividends				(289)		(289)
Stock-based compensation			100			100
Issuance of common stock:
18,557 shares under dividend reinvestment and stock purchase plan		46	102			148
7,581 shares under employee stock purchase plan		19	22			41

Balance, June 30, 2009	$15,751	$10,108	$36,884	$5,147	$804	$68,694

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
The consolidated financial statements include the accounts of Codorus Valley Bancorp, Inc. and its wholly owned bank subsidiary, PeoplesBank, A Codorus Valley Company (PeoplesBank), and its wholly owned nonbank subsidiary, SYC Realty Company, Inc. (collectively referred to as Codorus Valley or the Corporation). PeoplesBank has five wholly owned subsidiaries, Codorus Valley Financial Advisors, Inc. and SYC Settlement Services, Inc. and three subsidiaries whose purpose is to temporarily hold foreclosed properties pending eventual liquidation. All significant intercompany account balances and transactions have been eliminated in consolidation. The combined results of operations of the nonbank subsidiaries are not material to the consolidated financial statements.
The results of operations for the six-month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.
In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of June 30, 2010, but before the financial statements were issued for potential recognition or disclosure. In preparing these financial statements, the Corporation evaluated the events and transactions that occurred from June 30, 2010 through the date these financial statements were issued.
Note 2—Significant Accounting Policies
Per Share Computations
The weighted average number of shares of common stock outstanding used for basic and diluted calculations are provided below:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2010	2009	2010	2009
Net income available to common shareholders	$1,380	$49	$2,846	$789

Weighted average shares outstanding (basic)	4,083	4,032	4,080	4,028
Effect of dilutive stock options	11	0	2	0

Weighted average shares outstanding (diluted)	4,094	4,032	4,082	4,028

Basic and diluted earnings per common share	$0.34	$0.01	$0.70	$0.20

Anti-dilutive stock options and common stock warrants excluded from the computation of earnings per share	421	435	421	423

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

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2010	2009	2010	2009
Unrealized holding gains (losses) arising during the period	$2,034	$(3)	$2,726	$(315)
Reclassification adjustment for gains included in income	(108)	(128)	(108)	(291)

Net unrealized gains (losses)	1,926	(131)	2,618	(606)
Tax effect	(655)	44	(890)	206

Net of tax amount	$1,271	$(87)	$1,728	$(400)

Cash Flow Information
For purposes of the statements of cash flows, the Corporation considers interest bearing deposits with banks, cash and due from banks, and federal funds sold to be cash and cash equivalents. Noncash items for the six-month period ended June 30, 2010 consisted of the transfer of loans to foreclosed real estate in the amount of $8,291,000 and the transfer of loans held for sale to investment in the amount of $160,000. Comparatively, for the six-month period ended June 30, 2009 noncash transfers included the transfer of loans to foreclosed real estate in the amount of $1,556,000 and the transfer of loans held for sale to investment in the amount of $3,585,000.
Supplemental Benefit Plans
In January 2009, the Corporation incurred a non-recurring cost of $242,000 to restructure employee benefit plans. Restructuring the benefit plans resulted in a federal income tax benefit so that the overall transaction had an insignificant impact on net income.
Income Taxes
The provision for income tax for the three and six month periods ending June 30, 2009 was a credit, or tax benefit, which reflected a low level of pretax income and significant increase in tax-exempt income. The tax benefit for the six month period ending June 30, 2009 included a federal income tax benefit of $242,000 associated with restructuring employee benefit plans in the first quarter of 2009.
Recent Accounting Pronouncements
The FASB issued ASU 2010-20, “Receivables” (Topic 310) — “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. The amendments in this Update apply to all public and nonpublic entities with financing receivables. Financing receivables include loans and trade accounts receivable. However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments. For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Corporation is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.
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
In November 2008, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB). Under the proposed roadmap, the Corporation may be required to prepare financial statements in accordance with IFRS as early as 2015. The SEC has indicated it will make a determination in 2011 regarding the mandatory adoption of IFRS. The Corporation is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

Note 3—Securities Available-for-Sale
A summary of available-for-sale securities at June 30, 2010 and December 31, 2009 is provided below:

				Estimated
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value

June 30, 2010
Debt securities:
U.S. treasury notes	$8,018	$109	$—	$8,127
U.S. agency	12,046	181	—	12,227
U.S. agency mortgage-backed, residential	81,643	3,420	—	85,063
State and municipal	78,950	2,602	(55)	81,497

Total debt securities, available-for-sale	$180,657	$6,312	$(55)	$186,914

December 31, 2009
Debt securities:
U.S. agency	$13,526	$120	$—	$13,646
U.S. agency mortgage-backed, residential	82,579	1,715	(34)	84,260
State and municipal	73,446	2,059	(164)	75,341
Corporate trust preferred	987	—	(57)	930

Total debt securities, available-for-sale	$170,538	$3,894	$(255)	$174,177

The amortized cost and estimated fair value of debt securities at June 30, 2010 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$5,776	$5,830
Due after one year through five years	122,880	127,571
Due after five years through ten years	47,287	48,779
Due after ten years	4,714	4,734

Total debt securities	$180,657	$186,914

Gross gains realized from the sale of available-for-sale securities were $108,000 and $291,000 for the six months and $108,000 and $128,000 for the three months ended June 30, 2010 and 2009, respectively. Realized gains and losses from the sale of available-for-sale securities are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement. Securities, issued by agencies of the federal government, with a carrying value of $92,987,000 and $84,460,000 on June 30, 2010 and December 31, 2009, respectively, were pledged to secure public and trust deposits, repurchase agreements, other short-term borrowings and Federal Home Loan Bank debt.

The table below shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2010
Available-for-sale
Debt securities:
State and municipal	$3,419	$52	$461	$3	$3,880	$55

Total temporarily impaired debt securities	$3,419	$52	$461	$3	$3,880	$55

December 31, 2009
Available-for-sale
Debt securities:
U.S. agency mortgage-backed, residential	$8,656	$34	$—	$—	$8,656	$34
State and municipal	10,607	164	—	—	10,607	164
Corporate trust preferred	—	—	930	57	930	57

Total temporarily impaired debt securities	$19,263	$198	$930	$57	$20,193	$255

At June 30, 2010, the unrealized losses within the less than 12 months category of $52,000 were attributable to eight different municipal securities, and $3,000 in the 12 months or more category was attributed to one municipal security.
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
In instances when a determination is made that an other-than-temporary impairment exists but the Corporation does not intend to sell the debt security and it is unlikely that the Corporation will be required to sell the debt security prior to its anticipated recovery, FASB ASC Topic 320 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. FASB ASC Topic 320 was effective for the Corporation for interim and annual reporting periods ended after June 15, 2009.
Available-for-sale securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers, among other factors: 1) whether the Corporation has the intent to sell its securities prior to market recovery or maturity; 2) whether it is more likely than not that the Corporation will be required to sell its securities prior to market recovery or maturity; 3) default rates/history by security type; 4) third-party securities ratings; 5) third-party guarantees; 6) subordination; 7) payment delinquencies; and 8) current financial news.
We believe that unrealized losses at June 30, 2010 were primarily the result of changes in market interest rates and that we have the ability to hold these investments for a time necessary to recover the amortized cost. To date, the Corporation has collected all interest and principal on its investment securities as scheduled. We believe that collection of the contractual principal and interest is probable and therefore, all impairment is considered to be temporary.

Note 4—Restricted Investment in Bank Stocks
Restricted stock represents required investments in the common stock of correspondent banks. It consists primarily of the common stock of FHLB of Pittsburgh (FHLB) and to a lesser degree Atlantic Central Bankers Bank (ACBB) and is carried at cost as of June 30, 2010 and December 31, 2009. Under the FHLB’s Capital Plan, PeoplesBank is required to maintain a minimum member stock investment, both as a condition of becoming and remaining a member and as a condition of obtaining loans from the FHLB. In December 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock.
We evaluate the restricted stock for impairment in accordance with FASB ASC Topic 942. Our determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. We believe that no impairment charge was necessary related to the restricted stock as of June 30, 2010.
Note 5—Loans
The composition of the loan portfolio was as follows:

	June 30,	December 31,
(dollars in thousands)	2010	2009
Commercial, financial and agricultural	$419,666	$415,404
Real estate — construction and land development	101,029	104,986

Total commercial related loans	520,695	520,390
Real estate — residential and home equity	73,515	73,294
Consumer	51,169	52,193

Total consumer related loans	124,684	125,487

Total loans	$645,379	$645,877

Note 6—Impaired Commercial Loans
Information regarding impaired commercial loans, comprised of loans classified as nonaccrual, substandard or 90 days past due, at June 30, 2010 and December 31, 2009, is provided below. Commercial loans are predominately real estate collateral dependent. Accordingly, impairment is based on the net realizable value of the collateral relative to recorded investment in the loan.

	June 30,	December 31,
(dollars in thousands)	2010	2009
Impaired loans without a related allowance	$22,531	$24,605
Impaired loans with a related allowance	1,091	7,828

Total impaired loans	$23,622	$32,433

Allowance for impaired loans	$340	$2,401

Note 7—Deposits
The composition of deposits was as follows:

	June 30,	December 31,
(dollars in thousands)	2010	2009
Noninterest bearing demand	$57,761	$55,583
NOW	62,393	55,010
Money market	203,063	186,873
Savings	27,742	23,508
Time deposits less than $100,000	241,371	238,594
Time deposits $100,000 or more	165,567	163,389

Total deposits	$757,897	$722,957

Note 8—Long-term Debt
PeoplesBank’s obligations to the Federal Home Loan Bank of Pittsburgh (FHLBP) are primarily fixed rate instruments. A summary of long-term debt at June 30, 2010 and December 31, 2009, is provided below:

	June 30,	December 31,
(dollars in thousands)	2010	2009
Obligations of PeoplesBank to FHLBP:
Due February 2010, 1.55%	$—	$15,000
Due June 2010, 4.32%	—	6,000
Due January 2011, 2.06%	14,000	14,000
Due January 2011, 4.30%, amortizing	3,527	3,676
Due August 2011, 2.42%	12,000	12,000
Due January 2012, 2.34%	10,000	10,000
Due June 2012, 4.25%, amortizing	760	948
Due December 2012, 1.91%	5,000	5,000
Due May 2013, 3.46%, amortizing	1,641	1,906
Due December 2013, 2.39%	5,000	5,000

	51,928	73,530
Capital lease obligation	418	442

Total long-term debt	$52,346	$73,972

Note 9—Regulatory Matters
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

Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to quarter-to-date average assets (leverage ratio). We believe that Codorus Valley and PeoplesBank were well capitalized on June 30, 2010, based on regulatory capital guidelines.

			Minimum for		Well Capitalized
	Actual		Capital Adequacy		Minimum*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at June 30, 2010
Capital ratios:
Tier 1 risk based	$82,018	12.24%	$26,821	4.00%	n/a	n/a
Total risk based	88,384	13.18	53,643	8.00	n/a	n/a
Leverage	82,018	9.10	36,078	4.00	n/a	n/a

at December 31, 2009
Capital ratios:
Tier 1 risk based	$79,286	11.83%	$26,810	4.00%	n/a	n/a
Total risk based	86,461	12.90	53,620	8.00	n/a	n/a
Leverage	79,286	9.11	34,815	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at June 30, 2010
Capital ratios:
Tier 1 risk based	$78,840	11.81%	$26,693	4.00%	$40,040	6.00%
Total risk based	85,206	12.77	53,386	8.00	66,733	10.00
Leverage	78,840	8.78	35,933	4.00	44,916	5.00

at December 31, 2009
Capital ratios:
Tier 1 risk based	$74,945	11.25%	$26,647	4.00%	$39,970	6.00%
Total risk based	82,120	12.33	53,293	8.00	66,616	10.00
Leverage	74,945	8.66	34,601	4.00	43,251	5.00

*	To be well capitalized under prompt corrective action provisions.
Note 10—Shareholders’ Equity
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
On January 9, 2009, the Corporation entered into a Securities Purchase Agreement with the Treasury pursuant to which the Corporation sold to the Treasury, for an aggregate purchase price of $16.5 million, 16,500 shares of non-voting cumulative perpetual preferred stock, $1,000 liquidation value, $2.50 par value, and warrants to purchase up to 263,859 shares of common stock, par value $2.50 per share, with an exercise price of $9.38 per share. As a condition under the CPP, without the consent of the Treasury, the Corporation’s share repurchases are limited to purchases in connection with the administration of any employee benefit plan, including purchases to offset share dilution in connection with any such plans. This restriction is effective until January 9, 2012 or until the Treasury no longer owns any of the Corporation’s preferred shares issued under the CPP. The Corporation’s preferred stock is included as a component of Tier 1 capital in accordance with regulatory capital requirements. See Note 9, “Regulatory Matters” for details of the Corporation’s regulatory capital.

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
Common Stock Warrants
The 263,859 shares of common stock warrants issued to the Treasury have a term of 10 years (expiring January 9, 2019) and are exercisable at any time, in whole or in part, at an exercise price of $9.38 per share (subject to certain anti-dilution adjustments). The $16.5 million of proceeds was allocated to the preferred stock and the warrants based on their relative fair values at issuance ($15.7 million was allocated to the preferred stock and $783,000 to the warrants). The fair value of the preferred stock was based on a 10 percent assumed market discount rate. The fair value of the stock warrants was calculated by a third-party software model based on many financial assumptions, including market price of the stock, stock price volatility and risk free interest rate. The difference between the initial value allocated to the preferred stock of approximately $15.7 million and the liquidation value of $16.5 million, i.e., the preferred stock discount, will be charged to retained earnings over the first five years of the life of the preferred stock as an adjustment to the dividend yield using the effective yield method.
Note 11—Contingent Liabilities
We are not aware of any material contingent liabilities as of June 30, 2010.
Note 12—Guarantees
Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $6,718,000 of standby letters of credit outstanding on June 30, 2010, compared to $5,651,000 on December 31, 2009. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding letters of credit. The amount of the liability as of June 30, 2010 and December 31, 2009, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn and therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.
Note 13—Fair Value Measurements and Fair Values of Financial Instruments
We use our best judgment in estimating the fair value of the Corporation’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts that could be realized in sales transactions on the dates indicated. The estimated fair value amounts have been measured as of their respective period-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each period end.

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

For financial assets measured at fair value, the fair value measurements by level within the fair value hierarchy are as follows:

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
(dollars in thousands)	Total	Identical Assets	Inputs	Inputs
June 30, 2010
Measured at fair value on a recurring basis:
Securities, available-for-sale:
U.S. treasury notes	$8,127	$8,127	$—	$—
Other	178,787	—	178,787	—
Measured at fair value on a nonrecurring basis:
Impaired loans	751	—	—	751
Other real estate owned	2,576	—	—	2,576
December 31, 2009
Measured at fair value on a recurring basis:
Securities, available-for-sale	$174,177	$—	$174,177	$—
Measured at fair value on a nonrecurring basis:
Impaired loans	5,427	—	—	5,427
Other real estate owned	668	—	—	668
The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments and certain nonfinancial assets at June 30, 2010 and December 31, 2009:
Cash and cash equivalents (carried at cost)
The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.
Securities, available-for-sale (carried at fair value)
The fair values of securities available-for-sale are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.
Restricted investment in bank stocks (carried at cost)
The carrying amount of restricted investment in bank stocks approximates fair value, and considers the limited marketability of such securities.
Loans held for sale (carried at lower of cost or fair value)
The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan. At June 30, 2010, the fair value of loans held for sale exceeded the cost basis.

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
Impaired loans (generally carried at fair value)
Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. A portion of the allowance for loan losses is allocated to impaired loans if the value of the collateral supporting such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when we believe that the uncollectability of a loan is confirmed. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At June 30, 2010, the fair value of loans with a specific reserve allowance was $1,091,000, net of a valuation allowance of $340,000, compared to $7,828,000, net of a valuation allowance of $2,401,000 at December 31, 2009.
Other Real Estate Owned (carried at lower of cost or fair value)
Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. The carrying value of other real estate at June 30, 2010 with a valuation allowance was $2,576,000 ($3,298,000 less $722,000 allowance), which pertained to a single property. At December 31, 2009, the carrying value of other real estate with a valuation allowance was $668,000 ($857,000 less $189,000 allowance), which pertained to a single property that was sold in the first quarter of 2010.
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
Short-term borrowings (carried at cost)
The carrying amount of short-term borrowings approximates its fair value.
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
Off-balance sheet financial instruments (disclosed at cost)
Fair values for the Corporation’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These amounts were not considered to be material at June 30, 2010 and December 31, 2009.
The estimated fair values of the Corporation’s financial instruments were as follows at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$38,302	$38,302	$26,179	$26,179
Securities, available-for-sale	186,914	186,914	174,177	174,177
Restricted investment in bank stocks	4,277	4,277	4,277	4,277
Loans held for sale	1,509	1,546	1,266	1,293
Loans, net	639,013	643,300	638,702	641,250
Interest receivable	3,262	3,262	3,427	3,427

Financial liabilities
Noninterest bearing demand, NOW, money market and savings deposits	$350,959	$350,959	$320,974	$320,974
Time deposits	406,938	415,029	401,983	406,203
Short-term borrowings	10,390	10,390	8,466	8,466
Long-term debt	52,346	53,357	73,972	74,681
Junior subordinated debt	10,310	4,194	10,310	4,331
Interest payable	702	702	752	752

Off-balance sheet instruments	—	—	—	—

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
Note that many factors, some of which are discussed elsewhere in this report and in the documents that are incorporated by reference, could affect the future financial results of the Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this Form 10-Q. These factors include, but are not limited to, the following:
•	operating, legal and regulatory risks, including the potential impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act;
•	a prolonged economic downturn;
•	an increase in nonperforming assets requiring loss provisions and the incurrence of carrying costs;
•	declines in the market value of investment securities considered to be other than temporary;
•	the effect of and changes in the rate of FDIC premiums, including special assessments;
•	interest rate fluctuations which could increase our cost of funds or decrease our yield on earning assets and therefore reduce our net interest income;
•	future legislative or administrative changes to the TARP Capital Purchase Program;
•	unavailability of capital when needed or, available at less than favorable terms;
•	political and competitive forces affecting banking, securities, asset management and credit services businesses; and
•	the risk that management’s analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.
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

We make significant estimates in determining the allowance for loan losses, valuation of foreclosed real estate, and evaluation of other-than-temporary impairment losses of securities. We consider a variety of factors in establishing allowance for loan losses such as current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, financial and managerial strength of borrowers, adequacy of collateral, if collateral dependent, and present value of future cash flows and other relevant factors. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Appraisals are generally used to determine fair value. After foreclosure, we review valuations at least quarterly and adjust the asset to the lower of carrying value or fair value minus estimated costs to sell. Estimates related to the value of collateral also have a significant impact on whether or not we continue to accrue income on delinquent loans and on the amounts at which foreclosed real estate is recorded on the balance sheet.
We record the available-for-sale securities portfolio at fair value. Fair values for these securities are determined based on methodologies in accordance with FASB ASC 820, and as clarified by several FASB accounting standard updates. Fair values for debt securities are volatile and may be influenced by any number of factors, including market interest rates, prepayment trends, discount rates, credit ratings and yield curves. Fair values for debt securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or an estimate of fair value by using a range of fair value estimates in the market place as a result of the illiquid market specific to the type of security. When the fair value of a debt security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair value is below amortized cost, additional analysis is performed to determine whether an other-than-temporary impairment condition exits. Available-for-sale debt securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers whether the Corporation has the intent to sell its debt securities prior to market recovery or maturity and whether it is more likely than not that the Corporation will be required to sell its debt securities prior to market recovery or maturity. Often, information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the debt security may be different than previously estimated, which could have a material effect on the Corporation’s results of operations and financial condition.
We discussed the development and selection of critical accounting estimates and related Management Discussion and Analysis disclosure with the Audit Committee. There were no material changes made to the critical accounting estimates during the periods presented within this report. Additional information is contained in Management’s Discussion and Analysis regarding critical accounting estimates, including the provision and allowance for loan losses, located on pages 26 and 33 of this report.
Three months ended June 30, 2010,
compared to three months ended June 30, 2009
FINANCIAL HIGHLIGHTS
The Corporation earned net income available to common shareholders of $1,380,000 or $0.34 per share ($0.34 diluted) for the three-month period ended June 30, 2010, compared to $49,000 or $0.01 per share ($0.01 diluted), for the same period of 2009. The $1,331,000 increase in net income available to common shareholders was the result of an increase in net interest income and a decrease in the provision for loan losses, which more than offset increases in noninterest expense and income tax expense.
The $1,996,000 or 35 percent increase in net interest income for the second quarter reflected a larger volume of interest earning assets, principally business loans and investment securities, compared to 2009. Net interest income was also favorably impacted by lower rates paid on deposit products, which reflected record lows for short-term market interest rates. The net interest margin was 3.76 percent for the current quarter, compared to 3.04 percent for the same period in 2009. The provision for loan losses for the current period decreased $1,009,000 or 62 percent, compared to 2009. The provision in the second quarter of 2009 included the impact of a large provision for an impaired commercial real estate loan that was later transferred to the foreclosed real estate portfolio. Loan charge-offs, which were reserved for in 2009, increased during the current quarter. As a result, the Corporation’s allowance for loan losses ratio decreased and the annualized net loan charge-offs ratio increased. The $1,123,000 or 18 percent increase in noninterest expense was primarily the result of increased carrying costs and loss provisions for foreclosed real estate, and increased carrying costs for impaired loans. The $551,000 or 199 percent increase in income tax expense for the current quarter was primarily the result of a significant increase in pretax income, compared to the second quarter of 2009.

Both commercial and consumer loan demand were weak for the current quarter, a reflection of prolonged economic weakness, declining consumer confidence and high unemployment. Overall deposit growth has remained steady, which is being driven in part by the growth of money market deposits.
A more detailed analysis of the factors and trends affecting corporate earnings follows.
INCOME STATEMENT ANALYSIS
Net interest income
Net interest income for the three-month period ended June 30, 2010, was $7,688,000, an increase of $1,996,000 or 35 percent above the second quarter of 2009 as a result of an increase in earning assets and a decrease in the average rates paid on deposit products, which reflected record low short-term market interest rates. These factors improved the net interest margin, which was 3.76 percent for the second quarter of this year, compared to 3.04 percent for the second quarter of 2009.
For the second quarter of 2010, total interest income increased $957,000 or 10 percent above 2009 due primarily to an increase in the average volume of earning assets. Earning assets averaged $856 million and yielded 5.28 percent (tax equivalent basis) for the current quarter, compared to $791 million and 5.20 percent, respectively, for the second quarter of 2009. The $65 million or 8 percent increase in average earning assets was primarily the result of growth in the business loan and investment securities portfolios.
For the second quarter of 2010, total interest expense decreased $1,039,000 or 24 percent below the second quarter of 2009 due to a decrease in the average rates paid on deposits. Total interest bearing liabilities averaged $766 million at an average rate of 1.69 percent for the current quarter, compared to $706 million and 2.43 percent, respectively, for the second quarter of 2009. The $60 million or 8 percent increase in average interest bearing liabilities was primarily attributable to an increase in the average volume of money market deposits.
Provision for loan losses
For the quarter ended June 30, 2010, the provision for loan losses was $630,000, compared to $1,639,000 for the second quarter of 2009. The prior period provision included the impact of a large provision for an impaired commercial real estate loan that was later transferred to the foreclosed real estate portfolio. The current period provision reflected current economic conditions, including depressed real estate values and the high level of unemployment, which could adversely affect our borrower’s ability to service their loans. Information about loan quality is provided in the Nonperforming Asset section of this report on page 31.
Noninterest income
The following table presents the components of total noninterest income for the second quarter of 2010, compared to the second quarter of 2009. Total noninterest income for the current quarter was $2,083,000, basically the same amount as the second quarter of 2009. The lack of growth in total noninterest income primarily reflected a decline in income (gains) from the sale of mortgage loans held for sale.

Table 1 — Noninterest income

	Three months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2010	2009	$	%

Trust and investment services fees	$373	$303	$70	23%
Income from mutual fund, annuity and insurance sales	443	358	85	24
Service charges on deposit accounts	649	581	68	12
Income from bank owned life insurance	161	155	6	4
Other income	132	154	(22)	(14)
Gains on sales of loans held for sale	217	403	(186)	(46)
Gains on sales of securities	108	128	(20)	(16)

Total noninterest income	$2,083	$2,082	$1	0%

The discussion that follows addresses changes in selected categories of noninterest income.
Trust and investment services fees—The increase reflected appreciation in market value, upon which fees are based, and an increase in income from the sale of settlement advisory services.
Income from mutual fund, annuity and insurance sales—The increase in income from the sale of mutual funds, annuities and insurance products by Codorus Valley Financial Advisors, a subsidiary of PeoplesBank, was a result of market appreciation, upon which some fees are based, and increased sales.
Service charges on deposit accounts—The increase was due primarily to an increase in debit card revenue, which reflected an increase in the volume of transactions.
Gains on sales of loans held for sale—The decrease was due to a decrease in the volume of mortgage loan sales. Economic concerns, including employment instability, coupled with the expiration in April 2010 of a federal home-buyer tax credit program, reduced the demand for mortgage loans.
Gains on sales of securities—Gains were realized from the sale of U.S. agency mortgage-backed bonds from the available-for-sale securities portfolio in both periods to take advantage of the low interest rate environment.
Noninterest expense
The following table presents the components of total noninterest expense for the second quarter of 2010, compared to the second quarter of 2009. Total noninterest expense for the current quarter was $7,242,000, an increase of $1,123,000 or 18 percent above 2009 due primarily to an increase in carrying costs and loss provisions for foreclosed real estate, and increased carrying costs for impaired loans.

Table 2 — Noninterest expense

	Three months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2010	2009	$	%

Personnel	$3,213	$3,157	$56	2%
Occupancy of premises, net	493	448	45	10
Furniture and equipment	419	401	18	4
Postage, stationery and supplies	162	139	23	17
Professional and legal	138	99	39	39
Marketing and advertising	223	115	108	94
FDIC insurance	316	646	(330)	(51)
Debit card processing	145	130	15	12
Charitable donations	27	31	(4)	(13)
Telephone	134	146	(12)	(8)
Foreclosed real estate including gains (losses) on sales	911	66	845	1280
Impaired loan carrying costs	387	99	288	291
Other	674	642	32	5

Total noninterest expense	$7,242	$6,119	$1,123	18%

The discussion that follows addresses changes in selected categories of noninterest expense.
Professional and legal—The increase in professional and legal expense was the result of normal business growth.
Marketing and advertising—The increase in marketing and advertising expense was due largely to the timing of branding and product advertising.
FDIC insurance—The decrease in Federal Deposit Insurance Corporation (FDIC) insurance premiums was the result of a special assessment totaling $383,000 included in the prior period. On an adjusted basis, FDIC premiums increased $53,000 or 20 percent above the level for the second quarter of 2009 as a result of deposit growth and increased assessment rates.
Foreclosed real estate including gains (losses) on sales—The increase in foreclosed real estate expense included a $722,000 loss allowance for a specific property that the Corporation is attempting to liquidate. A recent appraisal by an independent appraiser indicated deterioration in the value of this property. In addition, carrying costs, typically insurance, real estate taxes, appraisals and legal fees increased as a result of a larger portfolio of real estate properties.
Impaired loan carrying costs—The increase reflected increased carrying expenses, particularly real estate taxes and legal fees, associated with selected loans pursuant to the loan workout process.
Income taxes
The provision for income tax for the second quarter of 2010 was $274,000, compared to a $227,000 credit, or tax benefit for the same period in 2009. The increase in income tax was primarily the result of an increase in pretax income. For both periods, the Corporation’s statutory federal income tax rate was 34 percent. The Corporation’s effective income tax rate was approximately 14 percent for the second quarter of 2010, compared to a negative tax rate for the second quarter of 2009. The effective tax rate for 2009 was negative as a result of the one-time tax benefit and the low level of pretax income. The effective tax rate differs from the statutory tax rate due to the impact of low-income housing credits and tax-exempt income, including income from bank owned life insurance.

Six months ended June 30, 2010,
compared to six months ended June 30, 2009
FINANCIAL HIGHLIGHTS
The Corporation earned net income available to common shareholders of $2,846,000 or $0.70 per share ($0.70 diluted) for the six-month period ended June 30, 2010, compared to $789,000 or $0.20 per share ($0.20 diluted), for the same period of 2009. The $2,057, 000 or 261 percent increase in net income available to common shareholders was the result of an increase in net interest income and a decrease in the provision for loan losses, which more than offset increases in noninterest expense and income tax expense.
The $4,138,000 or 38 percent increase in net interest income for the current six month period reflected a larger volume of interest earning assets, principally business loans and investment securities. Net interest income was also favorably impacted by lower rates paid on deposit products, which reflected record lows for short-term market interest rates, and deposit mix.
The provision for loan losses for the current six month period decreased $533,000 or 28 percent compared to 2009. The provision in the prior year included the impact of a large provision for an impaired real estate loan that was later transferred to the foreclosed real estate portfolio. Loan charge-offs, which were reserved for in 2009, increased during the current period. As a result, the Corporation’s allowance for loan losses ratio decreased and the annualized net loan charge-offs ratio increased.
The $1,399,000 or 12 percent increase in noninterest expense for the current six month period was primarily the result of increased carrying costs and loss provisions for foreclosed real estate, and increased carrying costs for impaired loans compared to 2009.
The $1,053,000 or 282 percent increase in income tax expense for the current six month period compared to 2009 was primarily the result of a significant increase in pretax income. Additionally, the prior year included a one-time $242,000 tax benefit associated with restructuring employee benefit plans.
Total assets were approximately $917 million on June 30, 2010, an increase of $77 million or 9 percent above June 30, 2009. Asset growth occurred primarily in the business loans and investment securities portfolios. So far this year loan demand has been sluggish in response to the prolonged economic slowdown and the high rate of unemployment, while deposit growth has remained steady.
Net income as a percentage of average shareholders’ equity (ROE) was 8.99 percent for the first six months (annualized) of 2010, compared to 3.64 percent for the same period of 2009. Net income as a percentage of average total assets (ROA) was 0.74 percent for the first six months (annualized) of 2010, compared to 0.31 percent for the same period of 2009. The increase in both ratios for 2010 reflected the increase in earnings. The efficiency ratio (noninterest expense as a percentage of net interest income plus noninterest income on a tax equivalent basis) was 68.3 percent for the first six months of 2010, compared to 78.8 percent for the same period of 2009. The decrease in the efficiency ratio during the current period reflected the significant increase in net interest income.
On June 30, 2010, the nonperforming assets ratio was 3.55 percent, compared to 3.29 percent for June 30, 2009. Net loan charge-offs for the current six month period totaled $2,159,000, compared to $428,000 for the same period in 2009. Charge-offs during the current period pertained primarily to commercial real estate loans that were reserved for in prior periods. Information regarding nonperforming assets is provided in the Risk Management section of this report, including Table 5—Nonperforming Assets. Based on a recent evaluation of probable loan losses and the current loan portfolio, we believe that the allowance is adequate to support losses inherent in the loan portfolio on June 30, 2010. An analysis of the allowance is provided in Table 6—Analysis of Allowance for Loan Losses.

Throughout the current period, Codorus Valley maintained a capital level well above minimum regulatory quantitative requirements. Currently, there are three federal regulatory definitions of capital that take the form of minimum ratios. Note 9—Regulatory Matters, shows that the Corporation and PeoplesBank were well capitalized on June 30, 2010.
A more detailed analysis of the factors and trends affecting corporate earnings follows.
INCOME STATEMENT ANALYSIS
Net interest income
Net interest income for the six-month period ended June 30, 2010, was $14,926,000, an increase of $4,138,000 or 38 percent above the same period in 2009 as a result of an increase in earning assets and a decrease in the average rates paid on deposit products, which reflected record low short-term market interest rates. These factors improved the net interest margin, which was 3.73 percent for the first half of this year, compared to 2.99 percent for the first half of 2009.
Interest income for the first six months of 2010 totaled $21,475,000, an increase of $2,223,000 or 12 percent above 2009 due primarily to an increase in the average volume of earning assets. Earning assets averaged $844 million and yielded 5.29 percent (tax equivalent basis) for the current period, compared to $761 million and 5.24 percent, respectively, for the first six months of 2009. The $83 million or 11 percent increase in average earning assets was primarily the result of growth in the business loan and investment securities portfolios.
Interest expense for the first six months of 2010 totaled $6,549,000, a decrease of $1,915,000 or 23 percent below 2009 due to a decrease in the average rates paid on deposits. Total interest bearing liabilities averaged $761 million at an average rate of 1.74 percent for the current period, compared to $679 million and 2.51 percent, respectively, for the first six months of 2009. The $82 million or 12 percent increase in average interest bearing liabilities was primarily attributable to an increase in the average volume of money market deposits. The continued influence of the Federal Reserve Bank to keep market interest rates low, as a means of stimulating the economy, has helped to lower the Corporation’s funding costs. Federally insured bank deposits continue to provide safe haven to our clients who are concerned about the economy, volatility in the capital markets and the high level of unemployment.
Provision for loan losses
For the six-month period ended June 30, 2010, the provision for loan losses was $1,350,000, compared to $1,883,000 for same period in 2009. The prior period provision included the impact of a large provision for an impaired commercial real estate loan that was later transferred to the foreclosed real estate portfolio. The current period provision reflected current economic conditions, including depressed real estate values and the high level of unemployment. Information about loan quality is provided in the Nonperforming Asset section of this report on page 31.
Noninterest income
The following table presents the components of total noninterest income for the first six months of 2010, compared to the first six months of 2009. After removing the impact of gains from the sale of investment securities, total noninterest income for the current six-month period increased $44,000 or 1 percent above 2009. The slight growth in core noninterest income primarily reflected a decline in income (gains) from the sale of mortgage loans held for sale.

Table 3 — Noninterest income

	Six months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2010	2009	$	%

Trust and investment services fees	$719	$614	$105	17%
Income from mutual fund, annuity and insurance sales	762	704	58	8
Service charges on deposit accounts	1,211	1,106	105	9
Income from bank owned life insurance	319	318	1	0
Other income	286	302	(16)	(5)
Gains on sales of loans held for sale	361	570	(209)	(37)
Gains on sales of securities	108	291	(183)	(63)

Total noninterest income	$3,766	$3,905	$(139)	(4)%

The discussion that follows addresses changes in selected categories of noninterest income.
Trust and investment services fees—The increase reflected appreciation in market value, upon which fees are based, and an increase in income from the sale of settlement advisory services.
Income from mutual fund, annuity and insurance sales—The increase in income from the sale of mutual funds, annuities and insurance products by Codorus Valley Financial Advisors, a subsidiary of PeoplesBank, was a result of price appreciation, upon which some fees are based, and increased sales.
Service charges on deposit accounts—The increase was due primarily to an increase in debit card revenue, which reflected an increase in the volume of transactions. Possible restrictions under the recently enacted Dodd-Frank Wall Street Reform & Consumer Protection Act may adversely affect over-draft fees and debit card revenue. i.e., interchange fees, in the future.
Gains on sales of loans held for sale—The decrease was due to a decrease in the volume of loan sales. Economic concerns, including employment instability, coupled with the expiration in April 2010 of a federal home-buyer tax credit program, reduced the demand for mortgage loans.
Gains on sales of securities—Gains from the sale of U.S. agency mortgage-backed bonds from the available-for-sale securities portfolio are recognized periodically to take advantage of a low interest rate environment and to supplement earnings.
Noninterest expense
The following table presents the components of total noninterest expense for the first six months of 2010, compared to the first six months of 2009. Total noninterest expense increased $1,399,000 or 12 percent primarily in loss provisions and carrying costs on impaired assets.

Table 4 — Noninterest expense

	Six months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2010	2009	$	%

Personnel	$6,419	$6,503	$(84)	(1)%
Occupancy of premises, net	994	928	66	7
Furniture and equipment	859	836	23	3
Postage, stationery and supplies	277	249	28	11
Professional and legal	244	183	61	33
Marketing and advertising	350	240	110	46
FDIC insurance	624	876	(252)	(29)
Debit card processing	280	252	28	11
Charitable donations	356	207	149	72
Telephone	272	255	17	7
Foreclosed real estate including gains (losses) on sales	984	106	878	828
Impaired loan carrying costs	583	133	450	338
Other	1,084	1,159	(75)	(6)

Total noninterest expense	$13,326	$11,927	$1,399	12%

The discussion that follows addresses changes in selected categories of noninterest expense.
Personnel—The decrease in personnel expense, comprised of wages, sales commissions, payroll taxes and employee benefits, resulted primarily from the non-recurring cost of $242,000 incurred in the prior year period to restructure employee benefit plans. Restructuring the benefit plans resulted in a federal income tax benefit so that the overall transaction had an insignificant impact on prior period net income. On an adjusted basis, personnel expense increased $158,000 or 3 percent due to normal business growth.
Effective August 1, 2010, the Bank plans to convert from a fully insured health care program to a self-insured program by joining a consortium of approximately 23 banks. For the first year under the new program the Bank will fund at the maximum liability based on recent claims experience, which is expected to result in an increase in health care costs. Thereafter, the benefits of the self-insured program are expected to contain future health care cost increases over the long term. Employees have customarily reimbursed the Corporation for approximately 30 percent of the cost of health insurance.
Furniture and equipment—The Bank plans to implement a client relationship management (CRM) system. The project will commence in the third quarter of 2010 with estimated completion by December 2011. The capital outlay for the project is estimated at $625,000, which would not include staffing and other ancillary expenses. The system will be depreciated over a five year useful life. A properly managed CRM process is expected to improve the Corporation’s competitiveness, client service and retention, and shareholder return.
Professional and legal— The increase was primarily in the consulting expense component, which reflected the use of consultants for special projects and for outsourcing selected internal audits.
Marketing and advertising—The increase in marketing and advertising expense was due largely to the timing of branding and product advertising, and to a larger budget.
FDIC insurance—The decrease in Federal Deposit Insurance Corporation (FDIC) insurance premiums was the result of a special assessment totaling $383,000 included in the prior period. On an adjusted basis, FDIC premiums increased $131,000 or 27 percent above the first half of 2009 as a result of deposit growth and increased assessment rates.

Under the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, community bankers are anticipating a reduction in FDIC insurance premiums by as much as 20 percent according to a recent study by the Independent Community Bankers Association. The Bill bases assessments on assets minus tangible capital instead of domestic deposits, which will enable the FDIC to lower assessments rates. The effective date of this change has not been published.
Charitable donations—The increase in charitable donations reflected the impact of educational and scholarship donations, among others, that qualified for state tax credits. Approximately $267,000 in state tax credits were accrued and used to reduce the Pennsylvania shares tax expense included in the other expense category.
Foreclosed real estate including gains (losses) on sales—The increase in foreclosed real estate expense included a $722,000 loss allowance for a specific property that management is trying to liquidate. A recent appraisal by an independent appraiser indicated deterioration in the value of this property. In addition, carrying costs, typically insurance, real estate taxes, appraisals and legal fees increased as a result of a larger portfolio of real estate properties. During the current six-month period a net gain totaling $110,000 from the sale of various real estate properties was also included in this line item.
Impaired loan carrying costs—The increase reflected increased carrying expenses, particularly real estate taxes and legal fees, associated with selected loans pursuant to the loan workout process.
Other—The decrease in other expense, which is comprised of many underlying expenses, decreased primarily as a result of a $139,000 decrease in Pennsylvania shares tax. The current period shares tax was unusually low as a result of recognizing $267,000 in tax credits, which originated from charitable donations, as described above.
Income taxes
The provision for income tax for the current six-month period was $680,000, compared to a $373,000 credit, or tax benefit for the same period in 2009. The increase in income tax was primarily the result of an increase in pretax income. For both periods, the Corporation’s statutory federal income tax rate was 34 percent. The Corporation’s effective income tax rate was approximately 17 percent for the current six-month period, compared to a negative tax rate for the first six months of 2009. The effective tax rate for 2009 was negative as a result of the one-time tax benefit and the low level of pretax income. The effective tax rate differs from the statutory tax rate due to the impact of low-income housing credits and tax-exempt income, including income from bank owned life insurance.
BALANCE SHEET REVIEW
Loans
On June 30, 2010, total loans were $645 million, approximately the same level as year-end 2009. During the current six month period, the demand for business loans slowed markedly after a two year period of particularly strong growth, as a result of prolonged weak economic conditions, including the high level of unemployment. These same factors have continued to depress the demand for consumer loans as well. The average yield (tax equivalent basis) earned on total loans was 5.84 percent for the current six-month period, compared to 5.65 percent for the same period in 2009. The composition of the Corporation’s loan portfolio at June 30, 2010, compared to December 31, 2009, is provided in Note 5—Loans.

Deposits
On June 30, 2010, total deposits were $758 million, an increase of $35 million or 5 percent above year-end 2009. The increase in total deposits occurred primarily in money market deposits followed by demand deposits. Federally insured bank deposits continue to provide safe haven for those clients who remain concerned about the economy, volatility in the capital markets and the high level of unemployment. The Corporation does not rely on brokered deposits to fund its operation. The average rate paid on interest bearing deposits was 1.66 percent for the current six-month period, compared to 2.49 percent for the same period in 2009. The composition of the Corporation’s deposit portfolio at June 30, 2010, is provided in Note 7—Deposits.
Long-term debt
On June 30, 2010, long-term debt totaled $52 million, compared to $74 million at year-end 2009. The decrease reflected Federal Home Loan Bank of Pittsburgh advances that matured and were not refinanced. A listing of outstanding long-term debt obligations is provided in Note 8—Long-term Debt.
Shareholders’ equity and capital adequacy
Shareholders’ equity or capital enables Codorus Valley to maintain asset growth and absorb losses. Total shareholders’ equity was approximately $76.5 million on June 30, 2010, an increase of approximately $4.5 million or 6 percent above the level at December 31, 2009. The increase was caused primarily by an increase in retained earnings from profitable operations. An increase in accumulated other comprehensive income from unrealized gains, net of federal income tax, on securities available-for-sale also contributed to the increase in shareholders’ equity.
The Corporation typically pays cash dividends on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other factors. On July 13, 2010, the Board of Directors declared a quarterly cash dividend of $0.08 per common share payable on August 10, 2010, to shareholders of record July 27, 2010. This dividend follows a $0.06 per share dividend paid in May and a $0.03 per share dividend paid in February. The Corporation’s participation in the U.S. Department of the Treasury’s Capital Purchase Program (CPP) requires regulatory approval to increase quarterly cash dividends on common stock above the quarterly $0.12 per share level that was in effect at the time of the issuance of the preferred stock. More information about the Corporation’s participation in the CPP is provided in Note 10—Shareholders’ Equity.
Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 9—Regulatory Matters, to the financial statements. We believe that Codorus Valley and PeoplesBank were well capitalized on June 30, 2010, based on regulatory capital guidelines.
RISK MANAGEMENT
Credit risk management
The Credit Risk Management section included in our 2009 Form 10-K provides a general overview of the credit risk management process and loan concentrations. Credit risk represents the possibility that a loan client, counterparty or issuer may not perform in accordance with contractual terms, posing one of the most significant risks to the Corporation.

Nonperforming assets
The following table presents asset categories posing the greatest risk of loss and related ratios. We generally place a loan on nonaccrual status and cease accruing interest income, i.e., recognize interest income on a cash basis, when loan payment performance is unsatisfactory and the loan is past due 90 days or more. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. The final category, foreclosed real estate, is real estate acquired to satisfy debts owed to PeoplesBank. The paragraphs below explain significant changes in the aforementioned categories for June 30, 2010, compared to December 31, 2009.
Nonperforming assets are reviewed by management on a monthly basis. We generally rely on appraisals performed by independent licensed appraisers to determine the value of impaired, collateral-dependent loans. Generally, an appraisal is performed when: an account reaches 60 days past due, unless a certified appraisal was completed within the past six months; market values have changed significantly; the condition of the property has changed significantly; or the existing appraisal is stale. In instances where the value of the collateral is less than the net carrying amount of the loan, a specific loss allowance is established for the difference by recording a loss provision to the income statement. When it is probable that some portion or all of the loan balance will not be collected, that amount is charged off as loss against the allowance. A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Table 5 — Nonperforming Assets

	June 30,	December 31,
(dollars in thousands)	2010	2009

Nonaccrual loans:
Builder/developer	$8,642	$15,688
Commercial real estate operator (investor)	342	5,505
Restaurant	3,707	3,739
Service	340	—
Consumer, residential mortgage and home equity	533	626

Total nonaccrual loans	$13,564	$25,558
Foreclosed real estate, net of allowance	9,648	9,314
Accruing loans that are contractually past due 90 days or more as to principal or interest	50	40

Total nonperforming assets	$23,262	$34,912

Total period-end loans	$645,379	$645,877
Allowance for loan losses (ALL)	$6,366	$7,175
ALL as a % of total period end loans	0.99%	1.11%
Annualized net charge-offs as a % of average total loans	0.67%	0.20%
ALL as a % of nonaccrual loans and past due 90 days or more	46.76%	28.03%
Nonaccrual loans as a % of total period-end loans	2.10%	3.96%
Nonperforming assets (which includes nonaccrual loans) as a % of total period-end loans and net foreclosed real estate	3.55%	5.33%
Nonperforming assets as a % of total period-end shareholders’ equity	30.42%	48.48%

The level of nonperforming assets was relatively high for both periods primarily as a result of prolonged weakened economic conditions and the corresponding effects it has had on our commercial borrowers.
On June 30, 2010, nonaccrual loans consisted of collateralized commercial and residential mortgage loans, and consumer loans. The nonaccrual loan portfolio balance totaled $13,564,000 on June 30, 2010, a decrease of $11,994,000 or 47 percent, compared to year-end 2009. The decrease resulted primarily from the reclassification of several nonaccrual loans to foreclosed real estate and, to a lesser degree, payments by borrowers. On June 30, 2010, the nonaccrual loans portfolio was comprised of seventeen unrelated accounts ranging in size from $1,700 to $4,385,000. Three unrelated commercial loan accounts, which represent 84 percent of the total nonaccrual loan portfolio balance, are described below.
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
Loan no. 1— PeoplesBank owns a 27 percent participation loan interest and its share of the outstanding principal balance of the loan is $4,385,000. The collateral supporting the loan is approximately 110 acres of undeveloped land, which is zoned mixed office district. In our judgment, the loan is adequately collateralized by the real estate. We may also rely on the personal guarantors of the loan, if necessary, for payment.
Loan no. 2— The outstanding principal loan balance is $3,707,000. This account is collateralized by three acres of improved real estate located in a major commercial district, a small parcel of improved real estate and the assignment of a personal loan from a third-party whose payments are current. Based on recent appraisals of the real estate, we believe that the loan is adequately collateralized.
Loan no. 3—PeoplesBank owns an approximately 29 percent participation loan interest and its share of the outstanding principal balance of the loan is $3,306,000. The original collateral supporting the loan is an 81 unit condominium building. The borrower is actively marketing the units directly and through public auctions. As a result of unit sales, the borrower has reduced the principal amount of the loan by $1,162,000 for the six month period ended June 30, 2010. On July 31, 2010, the borrower conducted a public auction, which resulted in contracts of sale for eleven condominium units. We may also rely on the personal guarantors of the loan, if necessary, for payment.
During the current six month period, five foreclosed properties were liquidated with a carrying value of $5,844,000, which resulted in the recognition of a net gain totaling $110,000. The net gain was included in foreclosed real estate expense. Also during that period, several properties were added to the foreclosed real estate portfolio as indicated below. On June 30, 2010, the portfolio was comprised of five unrelated accounts ranging in size from $600,000 to $3,465,000, which we are actively attempting to liquidate. As of June 30, 2010, a $722,000 loss allowance was established for one account as indicated below. Further valuation allowances may be required on any foreclosed property as additional information becomes available. Foreclosed real estate is included in the other assets category on the Corporation’s balance sheet.
Property no. 1—The carrying amount of this property, an 89,000 square foot office building, is $3,465,000, which reflects a $1,299,000 second quarter charge-off to allowance for loan losses that was reserved for in a prior period. A reputable tenant has signed a lease agreement to lease a major portion of the building, and the lease agreement has been assigned to the Corporation. Plans call for shell and tenant improvements, tenant stabilization and sale of the property in the future. This account was reclassified from a nonaccrual loan to foreclosed real estate during the second quarter of this year.

Property no. 2— The carrying amount of this property is $2,576,000, which is net of a $722,000 allowance for possible loss based on an independent appraisal less estimated selling costs. This account is collateralized by 266 acres of unimproved land that is zoned for residential development. During the first quarter of this year, PeoplesBank acquired the real estate at a sheriff’s sale based on the Bank’s mortgage.
Property no. 3— PeoplesBank owns approximately 54 percent participation loan interest in this property, which is comprised of 134 approved residential building lots. Of this total, 27 lots are improved. The carrying amount of this property is $1,570,000, which reflects a $574,000 charge-off to allowance for loan losses in the second quarter of this year. Of the total charge-off amount, $417,000 was reserved for in a prior period. This account was reclassified from a nonaccrual loan to foreclosed real estate during the second quarter of this year.
Property no. 4— PeoplesBank has a 64 percent participation loan interest in 42 improved lots within a 20.6 acre established residential subdivision. The carrying value of PeoplesBank’s interest is $1,437,000. During June of this year a purchase agreement was executed which permits the buyer to develop and sell the lots over a two year period. Guarantors provide a potential source for the recovery of any deficiency.
Property no. 5—The property is a nine unit condominium building with a carrying value of $600,000. Through June 30, 2010, the Corporation has sold five units and has agreements to sell three more units, which are expected to settle in the third quarter of this year.
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
Table 4—Analysis of Allowance for Loan Losses presents an analysis of the activity in the allowance for loan losses for the six months ended June, 2010 and 2009. The allowance was $6,366,000 or 0.99 percent of total loans, on June 30, 2010, compared to $6,145,000 or 1.00 percent, on June 30, 2009. During the current period net charge-offs totaled $2,159,000, compared to $428,000 for the first half of 2009. Charge-offs during the current period pertained primarily to commercial real estate loans that were reserved for in prior periods. As a result of current period loan charge-offs, the allowance for loan losses ratio decreased slightly while the annualized net charge-off ratio increased from 0.15 percent to 0.67 percent. The provision for the current period reflects credit quality issues for selected commercial real estate loans and was based on our estimate of the amount necessary to bring the allowance to a level reflective of the risk in the loan portfolio. We considered macro-economic factors that could adversely affect the ability of PeoplesBank’s loan clients to repay their loans, including the high level of unemployment and the probable continuation of a downturn in the commercial real estate market. Based on our evaluation of the allowance for loan losses, we believe that it is adequate to support probable losses inherent in the loan portfolio on June 30, 2010.

Table 6 — Analysis of Allowance for Loan Losses

(dollars in thousands)	2010	2009
Balance-January 1,	$7,175	$4,690

Provision charged to operating expense	1,350	1,883

Loans charged off:
Commercial	1,473	313
Real estate — construction and land development	574	—
Real estate — residential and home equity	—	19
Consumer	202	121

Total loans charged off	2,249	453
Recoveries:
Commercial	23	10
Real estate — residential and home equity	—	7
Consumer	67	8

Total recoveries	90	25

Net charge-offs	2,159	428

Balance-June 30,	$6,366	$6,145

Ratios:
Annualized net charge-offs to average total loans	0.67%	0.15%
Allowance for loan losses to total loans at period-end	0.99%	1.00%
Allowance for loan losses to nonaccrual loans and loans past due 90 days or more	46.76%	37.07%
Liquidity risk management
Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan customers, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, it provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are scheduled investment security maturities and cash inflows, funds received from customer loan payments, and asset sales. The primary sources of liability liquidity are deposit growth, short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At June 30, 2010, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling $94 million and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $56 million. The Corporation’s loan-to-deposit ratio, which is used as a broad measure of liquidity, was approximately 85 percent for June 30, 2010, compared to 89 percent for year-end 2009.

Off-balance sheet arrangements
The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on June 30, 2010, totaled $161 million and consisted of $127 million in unfunded commitments under existing loan facilities, $27 million to grant new loans and $7 million in letters of credit. Normally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn and therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable to smaller reporting companies.
Item 4T. Controls and Procedures
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, the Corporation’s disclosure controls and procedures are effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints, that the benefits of controls must be considered relative to their costs, and inherent limitations that may not prevent fraud, particularly by collusion of two or more people or by management override of a control.
There has been no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2010, that has materially affected or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted, which among other things, exempted non-accelerated SEC filers such as the Corporation, i.e., companies with a public float below $75 million, from the requirement of the Sarbanes-Oxley Act’s section 404(b) external auditor’s attestation of internal controls over financial reporting.
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

Codorus Valley Bancorp, Inc.
(Registrant)

August 11, 2010 Date	/s/ Larry J. Miller Larry J. Miller
President & CEO
(Principal executive officer)

August 11, 2010 Date	/s/ Jann A. Weaver Jann A. Weaver
Treasurer & Assistant Secretary
(Principal financial and accounting officer)