Form 10-Q
period 2010-09-30
CODORUS VALLEY BANCORP INC
filed 2010-11-15
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On November 5, 2010, 4,100,408 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.
Form 10-Q Index

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Codorus Valley Bancorp, Inc.
Consolidated Balance Sheets
Unaudited

	September 30,	December 31,
(dollars in thousands, except share data)	2010	2009
Assets
Interest bearing deposits with banks	$13,041	$14,545
Cash and due from banks	9,534	8,634
Federal funds sold	3,000	3,000

Total cash and cash equivalents	25,575	26,179
Securities, available-for-sale	236,543	174,177
Restricted investment in bank stocks, at cost	4,277	4,277
Loans held for sale	4,750	1,266
Loans (net of deferred fees of $635 - 2010 and $766 - 2009)	641,416	645,877
Less-allowance for loan losses	(6,602)	(7,175)

Net loans	634,814	638,702
Premises and equipment, net	10,898	11,223
Other assets	34,724	37,007

Total assets	$951,581	$892,831

Liabilities
Deposits
Noninterest bearing	$65,692	$55,583
Interest bearing	729,439	667,374

Total deposits	795,131	722,957
Short-term borrowings	7,063	8,466
Long-term debt	52,028	73,972
Junior subordinated debt	10,310	10,310
Other liabilities	8,614	5,114

Total liabilities	873,146	820,819

Shareholders’ equity
Preferred stock, par value $2.50 per share; $1,000 liquidation preference, 1,000,000 shares authorized; 16,500 shares issued and outstanding - 2010 and 2009	15,944	15,828
Common stock, par value $2.50 per share; 10,000,000 shares authorized; 4,100,408 shares issued and outstanding - 2010 and 4,074,636 - 2009	10,251	10,187
Additional paid-in capital	37,200	37,004
Retained earnings	10,279	6,592
Accumulated other comprehensive income	4,761	2,401

Total shareholders’ equity	78,435	72,012

Total liabilities and shareholders’ equity	$951,581	$892,831

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Income
Unaudited

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2010	2009	2010	2009
Interest income
Loans, including fees	$9,748	$8,945	$28,395	$25,578
Investment securities:
Taxable	826	837	2,454	2,514
Tax-exempt	617	585	1,785	1,484
Dividends	2	2	6	11
Other	25	13	53	47

Total interest income	11,218	10,382	32,693	29,634

Interest expense
Deposits	2,884	3,711	8,494	11,077
Federal funds purchased and other short-term borrowings	23	—	65	27
Long-term and junior subordinated debt	391	520	1,288	1,591

Total interest expense	3,298	4,231	9,847	12,695

Net interest income	7,920	6,151	22,846	16,939

Provision for loan losses	560	600	1,910	2,483

Net interest income after provision for loan losses	7,360	5,551	20,936	14,456

Noninterest income
Trust and investment services fees	348	347	1,067	961
Income from mutual fund, annuity and insurance sales	329	312	1,091	1,016
Service charges on deposit accounts	632	592	1,843	1,698
Income from bank owned life insurance	161	162	480	480
Other income	147	144	433	446
Gains on sales of loans held for sale	177	191	538	761
Gains on sales of securities	—	—	108	291

Total noninterest income	1,794	1,748	5,560	5,653

Noninterest expense
Personnel	3,393	3,199	9,812	9,702
Occupancy of premises, net	465	413	1,459	1,341
Furniture and equipment	405	427	1,264	1,263
Postage, stationery and supplies	112	104	389	353
Professional and legal	121	121	365	304
Marketing and advertising	179	235	529	475
FDIC insurance	331	278	955	1,154
Debit card processing	156	131	436	383
Charitable donations	43	7	399	214
Telephone	140	132	412	387
Foreclosed real estate including (gains) losses on sales	765	310	1,749	415
Impaired loan carrying costs	199	117	782	250
Other	632	674	1,716	1,834

Total noninterest expense	6,941	6,148	20,267	18,075

Income before income taxes (benefit)	2,213	1,151	6,229	2,034
Provision (benefit) for income taxes	433	75	1,113	(298)

Net income	1,780	1,076	5,116	2,332
Preferred stock dividends and discount accretion	245	245	735	712

Net income available to common shareholders	$1,535	$831	$4,381	$1,620

Net income per common share, basic and diluted	$0.37	$0.21	$1.07	$0.40

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Cash Flows
Unaudited

	Nine months ended
	September 30,
(dollars in thousands)	2010	2009
Cash flows from operating activities
Net income	$5,116	$2,332
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	1,030	1,047
Provision for loan losses	1,910	2,483
Provision for losses on foreclosed real estate	722	189
Deferred federal income tax expense (benefit)	299	(103)
Amortization of investment in real estate partnership	421	406
Increase in cash surrender value of life insurance investment	(480)	(480)
Originations of loans held for sale	(33,456)	(64,025)
Proceeds from sales of loans held for sale	30,350	66,232
Gains on sales of loans held for sale	(538)	(761)
Gains on sales of securities available-for-sale	(108)	(291)
Gains on sales of held for sale assets	(35)	—
Gains on sales of foreclosed real estate	(110)	—
Stock-based compensation expense	87	136
Increase in accrued interest receivable	(126)	(942)
Decrease (increase) in other assets	968	(1,455)
(Decrease) increase in accrued interest payable	(19)	100
Increase (decrease) in other liabilities	3,525	(59)
Other, net	799	456

Net cash provided by operating activities	10,355	5,265

Cash flows from investing activities
Securities, available-for-sale
Purchases	(89,850)	(131,440)
Maturities, repayments and calls	25,561	18,332
Sales	4,845	8,947
Net increase in restricted investment in bank stock	—	(1,570)
Net increase in loans made to customers	(6,284)	(63,979)
Purchases of premises and equipment	(713)	(682)
Proceeds from sales of foreclosed real estate	7,802	—
Investment in life insurance	(7)	(6)

Net cash used in investing activities	(58,646)	(170,398)

Cash flows from financing activities
Net increase in demand and savings deposits	49,081	58,799
Net increase in time deposits	23,093	56,047
Net decrease in short-term borrowings	(1,403)	(18,283)
Proceeds from issuance of long-term debt	—	66,000
Repayment of long-term debt	(21,944)	(15,906)
Cash dividends paid to preferred shareholders	(619)	(495)
Cash dividends paid to common shareholders	(694)	(926)
Net proceeds from issuance of preferred stock and common stock warrants	—	16,461
Issuance of common stock	173	219

Net cash provided by financing activities	47,687	161,916

Net decrease in cash and cash equivalents	(604)	(3,217)
Cash and cash equivalents at beginning of year	26,179	14,875

Cash and cash equivalents at end of period	$25,575	$11,658

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
Unaudited

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive
(dollars in thousands, except share data)	Stock	Stock	Capital	Earnings	Income	Total

For the nine months ended September 30, 2010

Balance, January 1, 2010	$15,828	$10,187	$37,004	$6,592	$2,401	$72,012

Comprehensive income:
Net income				5,116		5,116
Other comprehensive income, net of tax:
Unrealized gains on securities, net					2,360	2,360

Total comprehensive income						7,476

Preferred stock discount accretion	116			(116)		—
Common stock cash dividends ($0.17 per share)				(694)		(694)
Preferred stock dividends				(619)		(619)
Stock-based compensation			87			87
Issuance of common stock:
17,759 shares under dividend reinvestment and stock purchase plan		44	92			136
7,932 shares under employee stock purchase plan		20	17			37

Balance, September 30, 2010	$15,944	$10,251	$37,200	$10,279	$4,761	$78,435

For the nine months ended September 30, 2009

Balance, January 1, 2009	$—	$10,043	$35,877	$5,057	$1,204	$52,181

Comprehensive income:
Net income				2,332		2,332
Other comprehensive income, net of tax:
Unrealized gains on securities, net					2,639	2,639

Total comprehensive income						4,971

Preferred stock and common stock warrants issued, net of issuance costs of $39	15,678		783			16,461
Preferred stock discount accretion	112			(112)		—
Common stock cash dividends ($0.23 per share)				(926)		(926)
Preferred stock dividends				(495)		(495)
Stock-based compensation			136			136
Issuance of common stock:
23,164 shares under dividend reinvestment and stock purchase plan		58	120			178
7,581 shares under employee stock purchase plan		19	22			41
13,667 shares of stock-based compensation awards		34	(34)			—

Balance, September 30, 2009	$15,790	$10,154	$36,904	$5,856	$3,843	$72,547

See accompanying notes.

Notes to Consolidated Financial Statements (Unaudited)
Note 1—Basis of Presentation
The accompanying consolidated balance sheet at December 31, 2009 has been derived from audited financial statements and the unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and FASB Accounting Standards Codification (ASC) 270. Accordingly, the interim financial statements do not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim consolidated financial statements include all adjustments necessary to present fairly the financial condition and results of operations for the reported periods, and are of a normal and recurring nature.
These statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
The results of operations for the nine-month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.
In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of September 30, 2010, but before the financial statements were issued for potential recognition or disclosure. In preparing these financial statements, the Corporation evaluated the events and transactions that occurred from September 30, 2010 through the date these financial statements were issued.
Note 2—Significant Accounting Policies
Per Share Computations
The weighted average number of shares of common stock outstanding used for basic and diluted calculations are provided below:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2010	2009	2010	2009
Net income available to common shareholders	$1,535	$831	$4,381	$1,620

Weighted average shares outstanding (basic)	4,097	4,051	4,086	4,036
Effect of dilutive stock options	9	0	4	0

Weighted average shares outstanding (diluted)	4,106	4,051	4,090	4,036

Basic and diluted earnings per common share	$0.37	$0.21	$1.07	$0.40

Anti-dilutive stock options and common stock warrants excluded from the computation of earnings per share	421	498	427	498

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

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2010	2009	2010	2009
Unrealized holding gains arising during the period	$958	$4,604	$3,684	$4,289
Reclassification adjustment for gains included in income	—	—	(108)	(291)

Net unrealized gains	958	4,604	3,576	3,998
Tax effect	(326)	(1,565)	(1,216)	(1,359)

Net of tax amount	$632	$3,039	$2,360	$2,639

Cash Flow Information
For purposes of the statements of cash flows, the Corporation considers interest bearing deposits with banks, cash and due from banks, and federal funds sold to be cash and cash equivalents. Noncash items for the nine-month period ended September 30, 2010 consisted of the transfer of loans to foreclosed real estate in the amount of $8,291,000 and the transfer of loans held for sale to investment in the amount of $160,000. Comparatively, for the nine-month period ended September 30, 2009 noncash transfers included the transfer of loans to foreclosed real estate in the amount of $2,992,000 and the transfer of loans held for sale to investment in the amount of $3,585,000.
Supplemental Benefit Plans
In January 2009, the Corporation incurred a non-recurring cost of $242,000 to restructure employee benefit plans. Restructuring the benefit plans resulted in a federal income tax benefit so that the overall transaction had an insignificant impact on net income.
Income Taxes
The provision for income tax for the nine month period ending September 30, 2009 was a credit, or tax benefit, which reflected a low level of pretax income, a significant increase in tax-exempt income, and a federal income tax benefit of $242,000 associated with restructuring employee benefit plans in the first quarter of 2009.
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

Note 3 — Securities Available-for-Sale
A summary of available-for-sale securities at September 30, 2010 and December 31, 2009 is provided below:

				Estimated
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2010
Debt securities:
U.S. treasury notes	$8,016	$163	$—	$8,179
U.S. agency	17,031	194	—	17,225
U.S. agency mortgage-backed, residential	114,776	3,103	(137)	117,742
State and municipal	89,505	3,908	(16)	93,397

Total debt securities, available-for-sale	$229,328	$7,368	$(153)	$236,543

December 31, 2009
Debt securities:
U.S. agency	$13,526	$120	$—	$13,646
U.S. agency mortgage-backed, residential	82,579	1,715	(34)	84,260
State and municipal	73,446	2,059	(164)	75,341
Corporate trust preferred	987	—	(57)	930

Total debt securities, available-for-sale	$170,538	$3,894	$(255)	$174,177

The amortized cost and estimated fair value of debt securities at September 30, 2010 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$6,531	$6,582
Due after one year through five years	150,791	155,874
Due after five years through ten years	67,292	69,247
Due after ten years	4,714	4,840

Total debt securities	$229,328	$236,543

Gross gains realized from the sale of available-for-sale securities were $108,000 and $291,000 for the nine months ended September 30, 2010 and 2009, respectively. No gains were realized from the sale of available-for-sale securities in either of the three month periods ended September 30, 2010 or 2009. Realized gains and losses from the sale of available-for-sale securities are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement. Securities, issued by agencies of the federal government, with a carrying value of $140,536,000 and $84,460,000 on September 30, 2010 and December 31, 2009, respectively, were pledged to secure public and trust deposits, repurchase agreements, other short-term borrowings and Federal Home Loan Bank debt.

The table below shows investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2010
Available-for-sale
Debt securities:
U.S. agency mortgage-backed, residential	$34,046	$137	$—	$—	$34,046	$137
State and municipal	1,440	8	387	8	1,827	16

Total temporarily impaired debt securities	$35,486	$145	$387	$8	$35,873	$153

December 31, 2009
Available-for-sale
Debt securities:
U.S. agency mortgage-backed, residential	$8,656	$34	$—	$—	$8,656	$34
State and municipal	10,607	164	—	—	10,607	164
Corporate trust preferred	—	—	930	57	930	57

Total temporarily impaired debt securities	$19,263	$198	$930	$57	$20,193	$255

At September 30, 2010, the unrealized losses within the less than 12 months category of $145,000 were attributable to nine different securities, primarily U.S. agency securities, and $8,000 in the 12 months or more category was attributed to one municipal security.
In April 2009, the FASB issued FASB ASC Topic 320. This guidance clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, the Corporation must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required the Corporation to assert it had both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.
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

We believe that unrealized losses at September 30, 2010 were primarily the result of changes in market interest rates and that we have the ability to hold these investments for a time necessary to recover the amortized cost. To date, the Corporation has collected all interest and principal on its investment securities as scheduled. We believe that collection of the contractual principal and interest is probable and therefore, all impairment is considered to be temporary.
Note 4—Restricted Investment in Bank Stocks
Restricted stock represents required investments in the common stock of correspondent banks. It consists primarily of the common stock of FHLB of Pittsburgh (FHLB) and to a lesser degree Atlantic Central Bankers Bank (ACBB) and is carried at cost as of September 30, 2010 and December 31, 2009. Under the FHLB’s Capital Plan, PeoplesBank is required to maintain a minimum member stock investment, both as a condition of becoming and remaining a member and as a condition of obtaining loans from the FHLB. In December 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock.
We evaluate the restricted stock for impairment in accordance with FASB ASC Topic 942. Our determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. We believe that no impairment charge was necessary related to the restricted stock during the period ended September 30, 2010.
Note 5—Loans
The composition of the loan portfolio was as follows:

	September 30,	December 31,
(dollars in thousands)	2010	2009
Commercial, financial and agricultural	$417,474	$415,404
Real estate — construction and land development	98,672	104,986

Total commercial related loans	516,146	520,390
Real estate — residential and home equity	76,055	73,294
Consumer	49,215	52,193

Total consumer related loans	125,270	125,487

Total loans, net of deferred fees	$641,416	$645,877

Note 6— Impaired Commercial Loans
Information regarding impaired commercial loans, comprised of loans classified as nonaccrual, substandard or 90 days past due, at September 30, 2010 and December 31, 2009, is provided below. Commercial loans are predominately real estate collateral dependent. Accordingly, impairment is based on the net realizable value of the collateral relative to recorded investment in the loan.

	September 30,	December 31,
(dollars in thousands)	2010	2009
Impaired loans without a related allowance	$21,145	$24,605
Impaired loans with a related allowance	1,478	7,828

Total impaired loans	$22,623	$32,433

Allowance for impaired loans	$410	$2,401

Note 7—Deposits
The composition of deposits was as follows:

	September 30,	December 31,
(dollars in thousands)	2010	2009
Noninterest bearing demand	$65,692	$55,583
NOW	57,224	55,010
Money market	219,497	186,873
Savings	27,642	23,508
Time deposits less than $100,000	252,329	238,594
Time deposits $100,000 or more	172,747	163,389

Total deposits	$795,131	$722,957

Note 8—Long-term Debt
PeoplesBank’s obligations to the Federal Home Loan Bank of Pittsburgh (FHLBP) are primarily fixed rate instruments. A summary of long-term debt at September 30, 2010 and December 31, 2009, is provided below:

	September 30,	December 31,
(dollars in thousands)	2010	2009
Obligations of PeoplesBank to FHLBP:
Due February 2010, 1.55%	$—	$15,000
Due June 2010, 4.32%	—	6,000
Due January 2011, 2.06%	14,000	14,000
Due January 2011, 4.30%, amortizing	3,451	3,676
Due August 2011, 2.42%	12,000	12,000
Due January 2012, 2.34%	10,000	10,000
Due June 2012, 4.25%, amortizing	664	948
Due December 2012, 1.91%	5,000	5,000
Due May 2013, 3.46%, amortizing	1,507	1,906
Due December 2013, 2.39%	5,000	5,000

	51,622	73,530
Capital lease obligation	406	442

Total long-term debt	$52,028	$73,972

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
Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to quarter-to-date average assets (leverage ratio). We believe that Codorus Valley and PeoplesBank were well capitalized on September 30, 2010, based on regulatory capital guidelines.

			Minimum for		Well Capitalized
	Actual		Capital Adequacy		Minimum*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at September 30, 2010
Capital ratios:
Tier 1 risk based	$83,379	12.46%	$26,761	4.00%	n/a	n/a
Total risk based	89,981	13.45	53,521	8.00	n/a	n/a
Leverage	83,379	8.98	37,124	4.00	n/a	n/a

at December 31, 2009
Capital ratios:
Tier 1 risk based	$79,286	11.83%	$26,810	4.00%	n/a	n/a
Total risk based	86,461	12.90	53,620	8.00	n/a	n/a
Leverage	79,286	9.11	34,815	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at September 30, 2010
Capital ratios:
Tier 1 risk based	$80,274	12.05%	$26,645	4.00%	$39,967	6.00%
Total risk based	86,876	13.04	53,289	8.00	66,612	10.00
Leverage	80,274	8.68	36,999	4.00	46,249	5.00

at December 31, 2009
Capital ratios:
Tier 1 risk based	$74,945	11.25%	$26,647	4.00%	$39,970	6.00%
Total risk based	82,120	12.33	53,293	8.00	66,616	10.00
Leverage	74,945	8.66	34,601	4.00	43,251	5.00

*	To be well capitalized under prompt corrective action provisions.

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

Note 11—Contingent Liabilities
We are not aware of any material contingent liabilities as of September 30, 2010.
Note 12—Guarantees
Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $6,718,000 of standby letters of credit outstanding on September 30, 2010, compared to $5,651,000 on December 31, 2009. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding letters of credit. The amount of the liability as of September 30, 2010 and December 31, 2009, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn and therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.
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
For financial assets measured at fair value, the fair value measurements by level within the fair value hierarchy are as follows:

		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
(dollars in thousands)	Total	Identical Assets	Inputs	Inputs
September 30, 2010
Measured at fair value on a recurring basis:
Securities, available-for-sale:
U.S. treasury notes	$8,179	$8,179	$—	$—
Other	228,364	—	228,364	—
Measured at fair value on a nonrecurring basis:
Impaired loans	1,068	—	—	1,068
Other real estate owned	2,576	—	—	2,576
December 31, 2009
Measured at fair value on a recurring basis:
Securities, available-for-sale	$174,177	$—	$174,177	$—
Measured at fair value on a nonrecurring basis:
Impaired loans	5,427	—	—	5,427
Other real estate owned	668	—	—	668

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments and certain nonfinancial assets at September 30, 2010 and December 31, 2009:
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
Loans held for sale (carried at lower of cost or fair value)
The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan. At September 30, 2010 and December 31, 2009, the fair value of loans held for sale exceeded the cost basis.
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
Impaired loans (generally carried at fair value)
Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. A portion of the allowance for loan losses is allocated to impaired loans if the value of the collateral supporting such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when we believe that the uncollectability of a loan is confirmed. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At September 30, 2010, the fair value of loans with a specific reserve allowance was $1,478,000, net of a valuation allowance of $410,000, compared to $7,828,000, net of a valuation allowance of $2,401,000 at December 31, 2009.
Other Real Estate Owned (carried at lower of cost or fair value)
Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost which becomes the cost basis. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. While the Corporation has acquired several properties through foreclosure, only a single property had a valuation allowance at September 30, 2010. The carrying value of this property was $2,576,000 ($3,298,000 less $722,000 allowance). At December 31, 2009, the carrying value of other real estate owned with a valuation allowance was $668,000 ($857,000 less $189,000 allowance), which pertained to a single property that was sold in the first quarter of 2010.

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
Off-balance sheet financial instruments (disclosed at cost)
Fair values for the Corporation’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These amounts were not considered to be material at September 30, 2010 and December 31, 2009.

The estimated fair values of the Corporation’s financial instruments were as follows at September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Financial assets
Cash and cash equivalents	$25,575	$25,575	$26,179	$26,179
Securities, available-for-sale	236,543	236,543	174,177	174,177
Restricted investment in bank stocks	4,277	4,277	4,277	4,277
Loans held for sale	4,750	4,838	1,266	1,293
Loans, net	634,814	639,555	638,702	641,250
Interest receivable	3,553	3,553	3,427	3,427

Financial liabilities
Noninterest bearing demand, NOW, money market and savings deposits	$370,055	$370,055	$320,974	$320,974
Time deposits	425,076	435,500	401,983	406,203
Short-term borrowings	7,063	7,063	8,466	8,466
Long-term debt	52,028	52,829	73,972	74,681
Junior subordinated debt	10,310	3,742	10,310	4,331
Interest payable	733	733	752	752

Off-balance sheet instruments	—	—	—	—

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
Critical accounting policies
We have identified critical accounting policies for the Corporation to include allowance for loan losses, valuation of foreclosed real estate, and evaluation of other than temporary impairment losses of securities. There were no material changes made to the critical accounting policies disclosed in the 2009 Annual Report on Form 10-K in regards to application or related judgments and estimates used. A detailed disclosure pertaining to critical accounting policies is provided in Item 7 of the Corporation’s 2009 Annual Report on Form 10-K.

Three months ended September 30, 2010,
compared to three months ended September 30, 2009
FINANCIAL HIGHLIGHTS
The Corporation earned net income available to common shareholders of $1,535,000 or $0.37 per share ($0.37 diluted) for the three-month period ended September 30, 2010, compared to $831,000 or $0.21 per share ($0.21 diluted), for the same period of 2009. The $704,000 increase in net income available to common shareholders was the result of an increase in net interest income, which more than offset increases in noninterest expense and the provision for income tax expense.
Net interest income for the current quarter increased $1,769,000 or 29 percent above the third quarter of 2009 due primarily to a decrease in the average rates paid on deposit products, which reflected record low short-term market interest rates. An increase in yield on floating rate business loans, due to the imposition of a minimum rate that began in the prior year, and an increase in the average volume of investment securities, also contributed. The net interest margin was 3.75 percent for the current quarter, compared to 3.15 percent for the same period in 2009. Net interest margin is net interest income (taxable equivalent basis) as a percentage of the average volume of interest earnings assets. The provision for loan losses was $560,000 for the current quarter slightly below the $600,000 recorded for 2009. Noninterest expense for the current quarter increased 793,000 or 13 percent due primarily to an increase in carrying costs on foreclosed real estate and impaired loans. The $358,000 increase in the provision for income tax expense for the current quarter was primarily the result of a significant increase in pretax income, compared to the third quarter of 2009.
Both commercial and consumer loan demand remained weak for the current quarter, a reflection of prolonged economic weakness, low consumer and business confidence and high unemployment. Overall deposit growth has remained steady, which is being driven in part by the growth of money market deposits.
A more detailed analysis of the factors and trends affecting corporate earnings follows.
INCOME STATEMENT ANALYSIS
Net interest income
Net interest income for the three-month period ended September 30, 2010, was $7,920,000, an increase of $1,769,000 or 29 percent above the third quarter of 2009 due primarily to a decrease in the average rates paid on deposit products, which reflected record low short-term market interest rates. An increase in yield on floating rate business loans, due to the imposition of a minimum rate that began in the prior year, also contributed. These factors improved the net interest margin, which was 3.75 percent for the third quarter of this year, compared to 3.15 percent for the third quarter of 2009.
For the third quarter of 2010, total interest income increased $836,000 or 8 percent above 2009 due to an increase in the average yield and average volume of earning assets. Earning assets averaged $877 million and yielded 5.24 percent (tax equivalent basis) for the current quarter, compared to $818 million and 5.20 percent, respectively, for the third quarter of 2009. The $59 million or 7 percent increase in average earning assets was primarily the result of growth in the investment securities, business loans and overnight investment portfolios.
For the third quarter of 2010, total interest expense decreased $933,000 or 22 percent below the third quarter of 2009 due to a decrease in the average rates paid on deposits. Total interest bearing liabilities averaged $787 million at an average rate of 1.66 percent for the current quarter, compared to $733 million and 2.29 percent, respectively, for the third quarter of 2009. The $54 million or 7 percent increase in average interest bearing liabilities reflected growth in all deposit categories particularly money market deposits.

Provision for loan losses
For the quarter ended September 30, 2010, the provision for loan losses was $560,000, compared to $600,000 for the third quarter of 2009. The current period provision reflected current economic conditions, including depressed real estate values and the high level of unemployment, which could adversely affect our borrower’s ability to service their loans. Information about loan quality is provided in the Nonperforming Asset section of this report on page 31.
Noninterest income
The following table presents the components of total noninterest income for the third quarter of 2010, compared to the third quarter of 2009. Total noninterest income for the current quarter was $1,794,000, an increase of $46,000 or 3 percent above the third quarter of 2009.
Table 1 — Noninterest income

	Three months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2010	2009	$	%

Trust and investment services fees	$348	$347	$1	0%
Income from mutual fund, annuity and insurance sales	329	312	17	5
Service charges on deposit accounts	632	592	40	7
Income from bank owned life insurance	161	162	(1)	(1)
Other income	147	144	3	2
Gains on sales of loans held for sale	177	191	(14)	(7)

Total noninterest income	$1,794	$1,748	$46	3%

The discussion that follows addresses changes in selected categories of noninterest income.
Income from mutual fund, annuity and insurance sales—The increase in income from the sale of mutual funds, annuities and insurance products by Codorus Valley Financial Advisors, a subsidiary of PeoplesBank, was a result of market appreciation, upon which some fees are based, and increased sales.
Service charges on deposit accounts—The increase was due primarily to an increase in debit card revenue, which reflected an increase in the volume of transactions. Possible restrictions under the recently enacted Dodd-Frank Wall Street Reform & Consumer Protection Act may adversely affect overdraft fees and debit card revenue. i.e., interchange fees, in the future.
Gains on sales of loans held for sale—The decrease was due to a decrease in the volume of mortgage loan sales. Sales in the prior period were favorably impacted by a federal home-buyer tax credit program that expired in April 2010.

Noninterest expense
The following table presents the components of total noninterest expense for the third quarter of 2010, compared to the third quarter of 2009. Total noninterest expense for the current quarter was $6,941,000, an increase of $793,000 or 13 percent above 2009 due primarily to an increase in carrying costs for foreclosed real estate and impaired commercial loans.
Table 2 — Noninterest expense

	Three months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2010	2009	$	%

Personnel	$3,393	$3,199	$194	6%
Occupancy of premises, net	465	413	52	13
Furniture and equipment	405	427	(22)	(5)
Postage, stationery and supplies	112	104	8	8
Professional and legal	121	121	0	0
Marketing and advertising	179	235	(56)	(24)
FDIC insurance	331	278	53	19
Debit card processing	156	131	25	19
Charitable donations	43	7	36	514
Telephone	140	132	8	6
Foreclosed real estate including (gains) losses on sales	765	310	455	147
Impaired loan carrying costs	199	117	82	70
Other	632	674	(42)	(6)

Total noninterest expense	$6,941	$6,148	$793	13%

The discussion that follows addresses changes in selected categories of noninterest expense.
Personnel—The increase in personnel expense reflected an increase in employee health care insurance costs and normal business growth. Information about PeoplesBank’s conversion from a fully insured health care program to a self-insured program is provided within the year-to-date noninterest expense section of this report.
Occupancy of premises, net—The increase in occupancy expense was due in part to an increase in rental expense associated with the relocation of one of the Company’s financial centers.
Marketing and advertising—The decrease in marketing and advertising expense was due largely to the timing of expenditures for branding and product advertising.
FDIC insurance—The increase in Federal Deposit Insurance Corporation (FDIC) insurance premiums was primarily the result of deposit growth.
Foreclosed real estate including (gains) losses on sales—The increase in foreclosed real estate expense reflected an increase in carrying costs associated with specific properties and a larger portfolio of real estate properties in general. Typical carrying costs include real estate taxes, maintenance and repair expenses, appraisals and legal fees.
Impaired loan carrying costs—The increase reflected increased carrying expenses, particularly real estate taxes and legal fees, associated with selected loans pursuant to the loan workout process.

Income taxes
The provision for income taxes for the third quarter of 2010 was $433,000, compared to $75,000 for the same period in 2009. The increase in income taxes was primarily the result of an increase in pretax income. For both periods, the Corporation’s statutory federal income tax rate was 34 percent. The Corporation’s effective income tax rate was approximately 20 percent for the third quarter of 2010, compared to approximately 7 percent for the third quarter of 2009. The effective rate for the third quarter of 2010 is higher than the same period in 2009 due to non-taxable income and tax credits having a smaller impact on the effective tax rate due to the higher level of income before income taxes. The effective tax rate differs from the statutory tax rate due to the impact of low-income housing credits and tax-exempt income, including income from bank owned life insurance.
Nine months ended September 30, 2010,
compared to nine months ended September 30, 2009
FINANCIAL HIGHLIGHTS
The Corporation earned net income available to common shareholders of $4,381,000 or $1.07 per share ($1.07 diluted) for the nine-month period ended September 30, 2010, compared to $1,620,000 or $0.40 per share ($0.40 diluted), for the same period of 2009. The $2,761,000 or 170 percent increase in net income available to common shareholders was the result of an increase in net interest income and a decrease in the provision for loan losses, which more than offset increases in noninterest expense and income tax expense.
The $5,907,000 or 35 percent increase in net interest income for the current nine month period was the result of an increase in earning assets and a decrease in the average rates paid on deposit products, which reflected record low short-term market interest rates. An increase in yield on floating rate business loans, due to the imposition of a minimum rate that began in the prior year, also contributed. These factors improved the net interest margin, which was 3.74 percent for the first nine months of this year, compared to 3.05 percent for the same period in 2009.
The provision for loan losses for the current nine month period decreased $573,000 or 23 percent compared to 2009. The provision in the prior year included the impact of a large provision for an impaired real estate loan that was later transferred to the foreclosed real estate portfolio.
The $2,192,000 or 12 percent increase in noninterest expense for the current nine month period was primarily the result of increased carrying costs and loss provisions for foreclosed real estate, and increased carrying costs for impaired loans compared to 2009.
The $1,411,000 increase in the provision for income tax expense for the current nine month period compared to 2009 was primarily the result of a significant increase in pretax income. Additionally, the prior year included a one-time $242,000 tax benefit associated with restructuring employee benefit plans.
Total assets were approximately $952 million on September 30, 2010, an increase of $82 million or 9 percent above September 30, 2009. Asset growth occurred primarily in the commercial loans and investment securities portfolios. So far this year, loan demand has been sluggish in response to the prolonged economic slowdown and the high rate of unemployment, while deposit growth has remained steady.
Net income as a percentage of average shareholders’ equity (ROE) was 9.03 percent for the first nine months (annualized) of 2010, compared to 4.47 percent for the same period of 2009. Net income as a percentage of average total assets (ROA) was 0.75 percent for the first nine months (annualized) of 2010, compared to 0.38 percent for the same period of 2009. The increase in both ratios for 2010 reflected the increase in earnings. The efficiency ratio (noninterest expense as a percentage of net interest income plus noninterest income on a tax equivalent basis) was 68.3 percent for the first nine months of 2010, compared to 76.9 percent for the same period of 2009. The decrease in the efficiency ratio during the current period reflected the significant increase in net interest income.

On September 30, 2010, the nonperforming assets ratio was 3.32 percent, compared to 3.98 percent for September 30, 2009. Net loan charge-offs for the current nine month period totaled $2,483,000, compared to $659,000 for the same period in 2009. Charge-offs pertained primarily to commercial real estate loans that were reserved for in prior periods. The Corporation’s annualized net loan charge-offs ratio was 0.51 percent at September 30, 2010, compared to 0.15 percent at September 30, 2009. Information regarding nonperforming assets is provided in the Risk Management section of this report, including Table 5—Nonperforming Assets. Based on a recent evaluation of probable loan losses and the current loan portfolio, we believe that the allowance is adequate to support losses inherent in the loan portfolio on September 30, 2010. An analysis of the allowance is provided in Table 6—Analysis of Allowance for Loan Losses.
Throughout the current period, Codorus Valley maintained a capital level well above minimum regulatory quantitative requirements. Currently, there are three federal regulatory definitions of capital that take the form of minimum ratios. Note 9—Regulatory Matters, shows that the Corporation and PeoplesBank were well capitalized on September 30, 2010.
A more detailed analysis of the factors and trends affecting corporate earnings follows.
INCOME STATEMENT ANALYSIS
Net interest income
Net interest income for the nine-month period ended September 30, 2010, was $22,846,000, an increase of $5,907,000 or 35 percent above the same period in 2009 as a result of an increase in earning assets and a decrease in the average rates paid on deposit products, which reflected record low short-term market interest rates. An increase in yield on floating rate commercial loans, due to the imposition of a minimum rate that began in the prior year, also contributed. These factors improved the net interest margin, which was 3.74 percent for the first nine months of this year, compared to 3.05 percent for the same period in 2009.
Interest income for the first nine months of 2010 totaled $32,693,000, an increase of $3,059,000 or 10 percent above 2009 due primarily to an increase in the average volume of earning assets. Earning assets averaged $855 million and yielded 5.28 percent (tax equivalent basis) for the current period, compared to $780 million and 5.22 percent, respectively, for the first nine months of 2009. The $75 million or 10 percent increase in average earning assets was primarily the result of growth in the commercial loan and investment securities portfolios.
Interest expense for the first nine months of 2010 totaled $9,847,000, a decrease of $2,848,000 or 22 percent below 2009 due to a decrease in the average rates paid on deposits. Total interest bearing liabilities averaged $770 million at an average rate of 1.71 percent for the current period, compared to $697 million and 2.43 percent, respectively, for the first nine months of 2009. The $72 million or 10 percent increase in average interest bearing liabilities was primarily attributable to increases in the average volume of money market and time deposits. The continued influence of the Federal Reserve Bank to keep market interest rates low, as a means of stimulating the economy, has helped to lower the Corporation’s funding costs. Federally insured bank deposits continue to provide safe haven to our clients who are concerned about the economy, volatility in the capital markets and the high level of unemployment.

Provision for loan losses
For the nine-month period ended September 30, 2010, the provision for loan losses was $1,910,000, compared to $2,483,000 for same period in 2009. The prior period provision included the impact of a large provision for an impaired commercial real estate loan that was later transferred to the foreclosed real estate portfolio. The current period provision reflected current economic conditions, including depressed real estate values and the high level of unemployment. Information about loan quality is provided in the Nonperforming Asset section of this report on page 31.
Noninterest income
The following table presents the components of total noninterest income for the first nine months of 2010, compared to the first nine months of 2009. Total noninterest income decreased $93,000 or 2 percent as a result of decreases in gains from the sale of mortgage loans held for sale and investment securities. On an adjusted basis, core noninterest income, which excludes gains from the sale of securities, increased $90,000 or approximately 2 percent, above 2009.
Table 3 — Noninterest income

	Nine months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2010	2009	$	%

Trust and investment services fees	$1,067	$961	$106	11%
Income from mutual fund, annuity and insurance sales	1,091	1,016	75	7
Service charges on deposit accounts	1,843	1,698	145	9
Income from bank owned life insurance	480	480	0	0
Other income	433	446	(13)	(3)
Gains on sales of loans held for sale	538	761	(223)	(29)
Gains on sales of securities	108	291	(183)	(63)

Total noninterest income	$5,560	$5,653	$(93)	(2)%

The discussion that follows addresses changes in selected categories of noninterest income.
Trust and investment services fees—The increase reflected appreciation in market value, upon which fees are based, and secondarily to new business.
Income from mutual fund, annuity and insurance sales—The increase in income from the sale of mutual funds, annuities and insurance products by Codorus Valley Financial Advisors, a subsidiary of PeoplesBank, was a result of price appreciation, upon which some fees are based, and increased sales.
Service charges on deposit accounts—The increase was due primarily to an increase in debit card revenue, which reflected an increase in the volume of transactions. Possible restrictions under the recently enacted Dodd-Frank Wall Street Reform & Consumer Protection Act may adversely affect overdraft fees and debit card revenue. i.e., interchange fees, in the future.
Gains on sales of loans held for sale— The decrease was due to a decrease in the volume of mortgage loan sales. Sales in the prior period were favorably impacted by a federal home-buyer tax credit program that expired in April 2010.
Gains on sales of securities—Gains from the sale of fixed income securities from the available-for-sale securities portfolio are recognized periodically to take advantage of a low interest rate environment and to supplement earnings.

Noninterest expense
The following table presents the components of total noninterest expense for the first nine months of 2010, compared to the first nine months of 2009. Total noninterest expense increased $2,192,000 or 12 percent due primarily to loss provisions and carrying costs for foreclosed real estate and impaired loans.

Table 4 — Noninterest expense

	Nine months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2010	2009	$	%

Personnel	$9,812	$9,702	$110	1%
Occupancy of premises, net	1,459	1,341	118	9
Furniture and equipment	1,264	1,263	1	0
Postage, stationery and supplies	389	353	36	10
Professional and legal	365	304	61	20
Marketing and advertising	529	475	54	11
FDIC insurance	955	1,154	(199)	(17)
Debit card processing	436	383	53	14
Charitable donations	399	214	185	86
Telephone	412	387	25	6
Foreclosed real estate including (gains) losses on sales	1,749	415	1,334	321
Impaired loan carrying costs	782	250	532	213
Other	1,716	1,834	(118)	(6)

Total noninterest expense	$20,267	$18,075	$2,192	12%

The discussion that follows addresses changes in selected categories of noninterest expense.
Personnel—The small increase in current period personnel expense, comprised of wages, sales commissions, payroll taxes and employee benefits, resulted primarily from the $242,000 non-recurring cost incurred in the prior year period to restructure employee benefit plans. Restructuring the benefit plans resulted in a federal income tax benefit so that the overall transaction had an insignificant impact on net income in the prior year. On an adjusted basis, personnel expense increased $352,000 or 4 percent due to an increase in employee health care insurance costs and normal business growth.
Effective August 1, 2010, the Bank converted from a fully insured health care program to a self-insured program by joining a consortium of approximately 23 banks. For the first year under the new program the Bank will fund at the maximum liability based on recent claims experience, which is expected to result in an increase in health care costs. Thereafter, the benefits of the self-insured program are expected to contain future health care cost increases over the long term. Employees have customarily reimbursed the Corporation for approximately 30 percent of the cost of health insurance.
Furniture and equipment—During the third quarter of this year the Bank began implementing a client relationship management (CRM) system with estimated completion by December 2011. The capital outlay for the project is estimated at $625,000, which did not include staffing and other ancillary expenses. The system will be depreciated over a five year useful life. A properly managed CRM process is expected to improve the Corporation’s competitiveness, client service and retention, and shareholder return.

Professional and legal— The increase was primarily in the consulting expense component, which reflected the use of consultants for special projects and for outsourcing selected internal audits.
Marketing and advertising—The increase in marketing and advertising expense was due largely to the timing of branding and product advertising, and to a larger budget.
FDIC insurance—The decrease in Federal Deposit Insurance Corporation (FDIC) insurance premiums was the result of a special assessment totaling $383,000 included in the prior period. On an adjusted basis, FDIC premiums increased $184,000 or 24 percent above the first nine months of 2009 as a result of deposit growth and increased assessment rates.
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
Charitable donations—The increase in charitable donations reflected the impact of educational and scholarship donations, among others, that qualified for state tax credits. Approximately $308,000 in state tax credits were accrued and used to reduce the Pennsylvania shares tax expense included in the other expense category in 2010.
Foreclosed real estate including (gains) losses on sales—The increase in foreclosed real estate expense included a $722,000 loss allowance for a specific property that management is trying to liquidate. A recent appraisal by an independent appraiser indicated deterioration in the value of this property. In addition, carrying costs increased, which typically include insurance, maintenance and repairs, real estate taxes, appraisals and legal fees due to specific properties and to a larger portfolio of real estate properties in general.
Impaired loan carrying costs—The increase reflected increased carrying expenses, particularly real estate taxes and legal fees, associated with selected loans pursuant to the loan workout process.
Other—The decrease in other expense, which is comprised of many underlying expenses, decreased primarily as a result of a $119,000 decrease in Pennsylvania shares tax. The current period shares tax was unusually low as a result of recognizing $308,000 in tax credits, which originated from charitable donations, as described above.
Income taxes
The provision for income tax for the current nine-month period was $1,113,000, compared to a $298,000 credit, or tax benefit for the same period in 2009. The increase in income tax was primarily the result of an increase in pretax income. For both periods, the Corporation’s statutory federal income tax rate was 34 percent. The Corporation’s effective income tax rate was approximately 18 percent for the current nine-month period, compared to a negative tax rate for the first nine months of 2009. The effective tax rate for 2009 was negative as a result of the one-time $242,000 tax benefit and the relatively low level of pretax income. The effective tax rate differs from the statutory tax rate due to the impact of low-income housing credits and tax-exempt income, including income from bank owned life insurance.

BALANCE SHEET REVIEW
Loans
On September 30, 2010, total loans, net of deferred fees, totaled $641 million, slightly below the level at year-end 2009. During the current nine month period, the demand for commercial loans slowed markedly as a result of prolonged weak economic conditions, including the high level of unemployment. These same factors have continued to depress the demand for consumer loans as well. The average yield (tax equivalent basis) earned on total loans was 5.91 percent for the current nine-month period, compared to 5.65 percent for the same period in 2009. The composition of the Corporation’s loan portfolio at September 30, 2010, compared to December 31, 2009, is provided in Note 5—Loans.
Deposits
On September 30, 2010, total deposits were $795 million, an increase of $72 million or 10 percent above year-end 2009. The increase in total deposits occurred primarily in money market deposits and, to a lesser degree, time deposits. Federally insured bank deposits continue to provide safe haven for those investors who remain concerned about the economy, volatility in the capital markets and the high level of unemployment. The Corporation does not rely on brokered deposits to fund its operation. The average rate paid on interest bearing deposits was 1.64 percent for the current nine-month period, compared to 2.40 percent for the same period in 2009. The composition of the Corporation’s deposit portfolio at September 30, 2010, is provided in Note 7—Deposits.
Long-term debt
On September 30, 2010, long-term debt totaled $52 million, compared to $74 million at year-end 2009. The decrease reflected Federal Home Loan Bank of Pittsburgh advances that matured and were not refinanced. A listing of outstanding long-term debt obligations is provided in Note 8—Long-term Debt.
Shareholders’ equity and capital adequacy
Shareholders’ equity or capital enables Codorus Valley to maintain asset growth and absorb losses. Total shareholders’ equity was approximately $78.4 million on September 30, 2010, an increase of approximately $6.4 million or 9 percent above the level at December 31, 2009. The increase was caused primarily by an increase in retained earnings from profitable operations. An increase in accumulated other comprehensive income from unrealized gains, net of federal income tax, on securities available-for-sale also contributed to the increase in shareholders’ equity.
The Corporation typically pays cash dividends on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other factors. On October 12, 2010, the Board of Directors declared a quarterly cash dividend of $0.08 per common share payable on November 9, 2010, to shareholders of record on October 26, 2010. This dividend follows an $0.08 per share dividend paid in August, a $0.06 per share dividend paid in May and a $0.03 per share dividend paid in February. Including the dividend that was just declared, cash dividends for 2010 will total $0.25 per share. The Corporation’s participation in the U.S. Department of the Treasury’s Capital Purchase Program (CPP) requires regulatory approval to increase quarterly cash dividends on common stock above the quarterly $0.12 per share level that was in effect at the time of the issuance of the preferred stock. More information about the Corporation’s participation in the CPP is provided in Note 10—Shareholders’ Equity.
Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 9—Regulatory Matters, to the financial statements. We believe that Codorus Valley and PeoplesBank were well capitalized on September 30, 2010, based on regulatory capital guidelines.

RISK MANAGEMENT
Credit risk management
The Credit Risk Management section included in our 2009 Form 10-K provides a general overview of the credit risk management process and loan concentrations. Credit risk represents the possibility that a loan client, counterparty or issuer may not perform in accordance with contractual terms, posing one of the most significant risks to the Corporation.
Nonperforming assets
The following table presents asset categories posing the greatest risk of loss and related ratios. We generally place a loan on nonaccrual status and cease accruing interest income, i.e., recognize interest income on a cash basis, when loan payment performance is unsatisfactory and the loan is past due 90 days or more. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. The final category, foreclosed real estate, is real estate acquired to satisfy debts owed to PeoplesBank. The paragraphs below explain significant changes in the aforementioned categories for September 30, 2010, compared to December 31, 2009.
Nonperforming assets are reviewed by management on a monthly basis. We generally rely on appraisals performed by independent licensed appraisers to determine the value of collateral for impaired collateral-dependent loans. Generally, an appraisal is performed when: an account reaches 60 days past due, unless a certified appraisal was completed within the past six months; market values have changed significantly; the condition of the property has changed significantly; or the existing appraisal is stale. In instances where the value of the collateral is less than the net carrying amount of the loan, a specific loss allowance is established for the difference by recording a loss provision to the income statement. When it is probable that some portion or all of the loan balance will not be collected, that amount is charged off as loss against the allowance. A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Table 5 — Nonperforming Assets

	September 30,	December 31,
(dollars in thousands)	2010	2009

Nonaccrual loans:
Builder/developer	$7,255	$15,688
Commercial real estate operator (investor)	335	5,505
Restaurant	3,693	3,739
Service	340	—
Consumer, residential mortgage and home equity	800	626

Total nonaccrual loans	$12,423	$25,558
Foreclosed real estate, net of allowance	9,199	9,314
Accruing loans that are contractually past due 90 days or more as to principal or interest	—	40

Total nonperforming assets	$21,622	$34,912

Total period-end loans, net of deferred fees	$641,416	$645,877
Allowance for loan losses (ALL)	$6,602	$7,175
ALL as a % of total period end loans	1.03%	1.11%
Annualized net charge-offs as a % of average total loans	0.51%	0.20%
ALL as a % of nonaccrual loans and past due 90 days or more	53.14%	28.03%
Nonaccrual loans as a % of total period-end loans	1.94%	3.96%
Nonperforming assets (which includes nonaccrual loans) as a % of total period-end loans and net foreclosed real estate	3.32%	5.33%
Nonperforming assets as a % of total period-end shareholders’ equity	27.57%	48.48%
The level of nonperforming assets was relatively high for both periods primarily as a result of prolonged weakened economic conditions and the corresponding effects it has had on our commercial borrowers.
On September 30, 2010, nonaccrual loans consisted of collateralized commercial and residential mortgage loans, and consumer loans. The nonaccrual loan portfolio balance totaled $12,423,000 on September 30, 2010, a decrease of $13,135,000 or 51 percent, compared to year-end 2009. The decrease resulted primarily from the reclassification of several nonaccrual loans to foreclosed real estate and, to a lesser degree, payments by borrowers. On September 30, 2010, the nonaccrual loans portfolio was comprised of eighteen unrelated accounts ranging in size from $20,000 to $4,385,000. Three unrelated commercial loan accounts, which represent 84 percent of the total nonaccrual loan portfolio balance, are described below.
We evaluate the adequacy of the allowance for loan losses at least quarterly and have established a loss allowance for selected accounts where the net realizable value of the collateral is insufficient to repay the loan. Collection efforts, including modification of contractual terms for individual accounts based on prevailing market conditions and liquidation of collateral assets, are being employed to maximize recovery. Further provisions for loan losses may be required on nonaccrual loans when additional information becomes available or conditions change.
Loan no. 1— PeoplesBank owns a 27 percent participation loan interest, and its share of the outstanding principal balance of the loan is $4,385,000. The collateral supporting the loan is approximately 110 acres of undeveloped land, which is zoned mixed office. Based on a recent appraisal of the real estate, we believe that the loan is adequately collateralized. We may also rely on the personal guarantors of the loan, if necessary, for payment.

Loan no. 2— The outstanding principal loan balance is $3,693,000. This account is collateralized by three acres of improved real estate located in a major commercial district, a small parcel of improved real estate and the assignment of a personal loan from a third-party whose payments are current. Based on recent appraisals of the real estate, we believe that the loan is adequately collateralized.
Loan no. 3—PeoplesBank owns an approximately 29 percent participation loan interest and its share of the outstanding principal balance of the loan is $2,345,000. The original collateral supporting the loan is an 81 unit condominium building. The borrower is actively marketing the units directly and through public auctions. As a result of unit sales, the borrower has reduced the principal amount of the loan by $1,995,000 for the nine month period ended September 30, 2010.
During the current nine month period, five foreclosed properties were liquidated with a carrying value of $5,844,000, which resulted in the recognition of a net gain totaling $110,000. The net gain was included in foreclosed real estate expense. Also during that period, several properties were added to the foreclosed real estate portfolio as indicated below. On September 30, 2010, the portfolio was comprised of five unrelated accounts ranging in size from $193,000 to $3,423,000, which we are actively attempting to liquidate. As of September 30, 2010, a $722,000 loss allowance was established for one account as indicated below. Further valuation allowances may be required on any foreclosed property as additional information becomes available or conditions change. Foreclosed real estate is included in the other assets category on the Corporation’s balance sheet.
Property no. 1—The carrying amount of this office building property is $3,423,000, which reflects a $1,299,000 second quarter charge-off to the allowance for loan losses that was reserved for in a prior period. A reputable tenant has signed a lease agreement to lease the building, and the lease agreement has been assigned to the Corporation. Plans call for shell and tenant improvements, tenant stabilization and sale of the property in the future. This account was reclassified from a nonaccrual loan to foreclosed real estate during the second quarter of this year.
Property no. 2— The carrying amount of this property is $2,576,000, which is net of a $722,000 allowance for probable loss based on an independent appraisal less estimated selling costs. This account is collateralized by 266 acres of unimproved land that is zoned for residential development. During the first quarter of this year, PeoplesBank acquired the real estate at a sheriff’s sale based on the Bank’s mortgage.
Property no. 3— PeoplesBank owns approximately a 54 percent participation loan interest in this property, which is comprised of 134 approved residential building lots. Of this total, 27 lots are improved. The carrying amount of this property is $1,570,000, which reflects a $574,000 charge-off to the allowance for loan losses in the second quarter of this year. Of the total charge-off amount, $417,000 was reserved for in a prior period. This account was reclassified from a nonaccrual loan to foreclosed real estate during the second quarter of this year.
Property no. 4— PeoplesBank has a 64 percent participation loan interest in 42 improved lots within a 20.6 acre established residential subdivision. The carrying value of PeoplesBank’s interest is $1,437,000. During June of this year a purchase agreement was executed which permits the buyer to develop and sell the lots over a two year period.
Property no. 5—The property is a nine unit condominium building with a carrying value of $193,000. Through September 30, 2010, seven units have been sold, and one more unit is scheduled for sale by the end of this year. Recoveries from unit sales totaled $1,629,000 for the nine month period ended September 30, 2010.

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
The allowance for loan losses consists primarily of two components: specific allowances for individually impaired commercial loans and allowances calculated for pools of loans. The Corporation uses an internal risk rating system to evaluate individual loans. Loans are segmented into industry groups or pools with similar characteristics and an allowance for loan losses is allocated to each segment based on quantitative factors such as recent loss history (2-year rolling average of net charge-offs) and qualitative factors, such as the results of internal and external credit reviews, changes in the size and composition of the loan portfolio, adequacy of collateral, general economic conditions and the local business outlook. Determining the level of the allowance for probable loan losses at any given period is difficult, particularly during deteriorating or uncertain economic periods. We must make estimates using assumptions and information which are often subjective and fluid. There is also the potential for adjustment to the allowance as a result of regulatory examinations.
Table 4—Analysis of Allowance for Loan Losses presents an analysis of the activity in the allowance for loan losses for the nine months ended September 30, 2010 and 2009. The allowance was $6,602,000 or 1.03 percent of total loans, on September 30, 2010, compared to $6,514,000 or 1.02 percent, on September 30, 2009. During the current period, net charge-offs totaled $2,483,000, compared to $659,000 for the first nine months of 2009. Charge-offs during the current period pertained primarily to commercial real estate loans that were reserved for in prior periods. As a result of current period loan charge-offs, the annualized net charge-off ratio increased from 0.15 percent to 0.51 percent. The provision for the current period reflects credit quality issues for selected commercial real estate loans and was based on our estimate of the amount necessary to maintain the allowance at a level reflective of the risk in the loan portfolio. We considered macro-economic factors that could adversely affect the ability of PeoplesBank’s loan clients to repay their loans, including the high level of unemployment and the probable continuation of a downturn in the commercial real estate market. Based on our evaluation of the allowance for loan losses, we believe that it is adequate to support probable losses inherent in the loan portfolio on September 30, 2010.

Table 6 — Analysis of Allowance for Loan Losses

(dollars in thousands)	2010	2009
Balance-January 1,	$7,175	$4,690

Provision charged to operating expense	1,910	2,483

Loans charged off:
Commercial	1,484	520
Real estate — construction and land development	789	—
Real estate — residential and home equity	61	20
Consumer	246	173

Total loans charged off	2,580	713
Recoveries:
Commercial	23	13
Real estate — residential and home equity	—	7
Consumer	74	34

Total recoveries	97	54

Net charge-offs	2,483	659

Balance-September 30,	$6,602	$6,514

Ratios:
Annualized net charge-offs to average total loans	0.51%	0.15%
Allowance for loan losses to total loans at period-end	1.03%	1.02%
Allowance for loan losses to nonaccrual loans and loans past due 90 days or more	53.14%	31.60%
Liquidity risk management
Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan customers, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, it provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are scheduled investment security maturities and cash inflows, funds received from customer loan payments, and asset sales. The primary sources of liability liquidity are deposit growth, short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At September 30, 2010, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling $90 million and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $63 million. The Corporation’s loan-to-deposit ratio, which is used as a broad measure of liquidity, was approximately 81 percent for September 30, 2010, compared to 89 percent for year-end 2009.

Off-balance sheet arrangements
The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on September 30, 2010, totaled $191 million and consisted of $130 million in unfunded commitments under existing loan facilities, $55 million to grant new loans and $6 million in letters of credit. Normally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn and therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable to smaller reporting companies.
Item 4. Controls and Procedures
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, the Corporation’s disclosure controls and procedures are effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints, that the benefits of controls must be considered relative to their costs, and inherent limitations that may not prevent fraud, particularly by collusion of two or more people or by management override of a control.
There has been no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2010, that has materially affected or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
Item 2. Unregistered sales of equity securities and use of proceeds
Nothing to report.
Item 3. Defaults upon senior securities
Nothing to report.
Item 4. Removed and reserved
Item 5. Other information
Nothing to report.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

3.1	Amended Articles of Incorporation — filed herewith

3.2	Amended By-laws (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 15, 2007.)

3.3	Certificate of Designations for the Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2009.)

4	Rights Agreement dated as of November 4, 2005 — filed herewith

4.1	Amendment to Rights Agreement dated January 9, 2009 — filed herewith

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

10.1	Employment Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry J. Miller dated December 27, 2005 — filed herewith*

10.2	Long Term Nursing Care Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry J. Miller, dated December 27, 2005 — filed herewith*

10.3	Change of Control Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Jann A. Weaver, dated December 27, 2005 — filed herewith*

10.4
Codorus Valley Bancorp, Inc. Change in Control and Supplemental Benefit Trust Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Hershey Trust Company, dated January 25, 2006 — filed herewith

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

Codorus Valley Bancorp, Inc. (Registrant)

November 12, 2010 Date	/s/ Larry J. Miller Larry J. Miller
President & CEO
(Principal Executive Officer)

November 12, 2010 Date	/s/ Jann A. Weaver Jann A. Weaver
Treasurer & Assistant Secretary
(Principal Financial and Accounting Officer)