Form 10-K
period 2010-12-31
CODORUS VALLEY BANCORP INC
filed 2011-03-28
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
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
☐ Yes ☒ No

The aggregate market value of Codorus Valley Bancorp, Inc.’s voting stock held by non-affiliates was approximately $26,604,994 as of June 30, 2010.

As of March 1, 2011, Codorus Valley Bancorp, Inc. had 4,142,850 shares of common stock outstanding, par value $2.50 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2011.

Codorus Valley Bancorp, Inc.
Form 10-K Index

PART I

Item 1: Business

Codorus Valley Bancorp, Inc. (Codorus Valley or the Corporation) is a Pennsylvania business corporation, incorporated on October 7, 1986. On March 2, 1987, Codorus Valley became a bank holding company under the Bank Holding Company Act of 1956. PeoplesBank, A Codorus Valley Company (PeoplesBank) is its wholly owned bank subsidiary. SYC Realty Co., Inc. is its wholly owned nonbank subsidiary. Codorus Valley’s business consists primarily of managing PeoplesBank, and its principal source of income is dividends received from PeoplesBank. On December 31, 2010, Codorus Valley had total consolidated assets of $957 million, total deposits and other liabilities of $881 million, and total shareholders’ equity of $76 million.

Bank subsidiary

PeoplesBank, organized in 1934, is a Pennsylvania chartered bank that offers a full range of business and consumer banking services through seventeen financial centers located throughout York County, Pennsylvania and in Hunt Valley and Bel Air, Maryland. It also offers investment, insurance, trust and real estate settlement services. The Federal Deposit Insurance Corporation insures the deposits of PeoplesBank to the maximum extent provided by law. On December 31, 2010, PeoplesBank had total gross loans of $642 million (excluding loans held for sale) and total deposits of $806 million. PeoplesBank’s market share of deposits for York County, PA was approximately 12 percent as of June 30, 2010 (the latest available date) making it the third largest depository in the County.

PeoplesBank is not dependent on deposits or exposed to a loan concentration to a single customer, or a small group of customers. Therefore, the loss of a single customer, or a small customer group, would not have a material adverse effect on the financial condition of PeoplesBank. At year-end 2010, the largest indebtedness of a single PeoplesBank customer was $8,447,000, or 1.3 percent of the total loan portfolio, which was within the regulatory lending limit.

Most of the Corporation’s business is with customers in York County, Pennsylvania and northern Maryland. Although this limited market area may pose a concentration risk geographically, we believe that the diverse local economy and our detailed knowledge of the customer base lessens this risk. At year-end 2010 and 2009, the Corporation had two industry concentrations that exceeded 10 percent of the total loan portfolio: builder and developer was 14.9 percent and 16.3 percent of the portfolio, respectively, and commercial real estate investors was 14.9 percent and 15.1 percent of the portfolio, respectively. Loans to borrowers within these industries are usually collateralized by real estate.

Nonbank subsidiaries of PeoplesBank

Codorus Valley Financial Advisors, Inc. is a wholly owned subsidiary of PeoplesBank that sells non-deposit investment products. This subsidiary began operations in January 2000 and, prior to a name change in December 2005, operated under the name SYC Insurance Services, Inc. SYC Settlement Services, Inc. is a wholly owned subsidiary of PeoplesBank that has provided real estate settlement services since January 1999. Periodically, PeoplesBank will create nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending liquidation. On December 31, 2010, two of these subsidiaries were active. The operations of nonbank subsidiaries are consolidated for financial reporting purposes.

Nonbank subsidiaries of Codorus Valley Bancorp, Inc.

In June 2006, Codorus Valley formed CVB Statutory Trust No. 2, a wholly-owned special purpose subsidiary whose sole purpose is to facilitate a pooled trust preferred debt issuance of $7,217,000. In November 2004, Codorus Valley formed CVB Statutory Trust No. 1 to facilitate a pooled trust preferred debt issuance of $3,093,000. The Corporation owns 100 percent of the common stock of these nonbank subsidiaries, which are not consolidated for financial reporting purposes. These obligations are reported as junior subordinated debt on the Corporation’s balance sheet.

On June 20, 1991, SYC Realty was incorporated as a wholly owned subsidiary of Codorus Valley. Codorus Valley created this nonbank subsidiary primarily for the purpose of holding foreclosed properties obtained by PeoplesBank pending liquidation of those properties. SYC Realty commenced business operations in October 1995.

Employees

At year-end 2010, PeoplesBank employed 185 full-time employees and 35 part-time employees, which equated to 198 full-time equivalent employees. Employees are not covered by a collective bargaining agreement, and PeoplesBank considers its relations with employees to be satisfactory.

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

Federal Reserve System

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

U.S. Department of the Treasury

The Corporation’s participation in the U.S. Department of the Treasury’s Capital Purchase Program in 2009, previously disclosed in filings with the SEC and also summarized under the Shareholders’ Equity and Capital Adequacy section of this report, requires regulatory approval to increase quarterly cash dividends on common stock above $0.12 per share or to repurchase common stock, and places restrictions on compensation to certain senior executives and highly compensated employees.

Pennsylvania Department of Banking

The operations of PeoplesBank are subject to state statutes applicable to banks chartered under the banking laws of the Commonwealth of Pennsylvania. Pennsylvania business and banking laws restrict dividend payments if such payment would render the Corporation insolvent or result in negative net worth, and the Corporation and PeoplesBank are subject to regulatory capital requirements. More information about dividend restrictions and capital requirements can be found in Note 10-Regulatory Matters.

State and federal banking laws and regulations govern such things as: the scope of a bank’s business; permissible investments; the reserves against deposits a bank must maintain; the types and terms of loans a bank may make and the collateral it may take; the activities of a bank with respect to mergers and consolidations; the establishment of branches; and the sale of non-deposit investment products by the bank and its insurance subsidiary. The Pennsylvania Insurance Department, the Securities and Exchange Commission (SEC) and the Financial Industry Regulatory Authority (FINRA) control and supervise the licensing and activities of employees engaged in the sale of non-deposit investment products.

Federal Deposit Insurance Corporation (FDIC)

The FDIC is the primary federal regulator of PeoplesBank. It regularly examines banks in such areas as capital, asset quality, management, earnings, liquidity and sensitivity to market risk and other aspects of operations and requires that PeoplesBank furnish annual and quarterly reports. Examinations by the FDIC are designed for the protection of PeoplesBank’s depositors rather than Codorus Valley’s shareholders. The FDIC provides deposit insurance to banks, which covers all deposit accounts. The standard maximum insurance amount is $250,000 per depositor. Effective December 31, 2010, through December 31, 2012, unlimited insurance coverage is provided by the FDIC for noninterest-bearing transaction accounts and interest on lawyers trust accounts (IOLTAs). Effective December 31, 2010, the FDIC terminated its Transaction Account Guarantee (TAG) program, which provided unlimited coverage for noninterest-bearing transaction accounts to those institutions that opted in to the program.

PeoplesBank pays deposit insurance premiums to the FDIC based on a risk-based assessment formula established by the FDIC for Deposit Insurance Fund (DIF) member institutions. Institutions are classified into one of four risk categories and pay premiums according to perceived risk to the FDIC’s DIF. Throughout 2010, PeoplesBank was a risk category I institution, the least risky category, subject to assessment rates ranging from 7 to 24 basis points. Institutions in risk categories II, III and IV are assessed premiums at progressively higher rates. Effective June 30, 2009, the FDIC imposed a special assessment on all member banks based on 5 basis points of total assets less Tier 1 capital. The special assessment for PeoplesBank totaled $382,000. The special assessment was a temporary funding tactic imposed on the banking industry by the FDIC to help replenish its DIF.

A more permanent means of funding the FDIC’s DIF was the requirement that banks prepay several years of deposit insurance premiums. In accordance with the FDIC’s final rule in November 2009 pertaining to prepaid assessments for the banking industry, PeoplesBank prepaid approximately $4.4 million to the FDIC on December 30, 2009. This prepaid amount represented an accumulation of regular quarterly assessments projected by the FDIC through the year 2012. Insured institutions recorded the entire prepaid assessment as a prepaid asset subject to amortization of an appropriate amount to expense each quarter to coincide with quarterly FDIC assessment notices. This accounting process will continue every quarter until the prepaid asset is depleted or returned to the institution to the extent it is not exhausted at some future date determined by the FDIC.

In February 2011, the FDIC announced its final rule pertaining to, among other things, changes in the computation of risk based insurance premiums as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rule, which takes effect April 1, 2011, changes the assessment base from domestic deposits to average assets minus average tangible equity, i.e., Tier 1 capital, and lowers assessment rates. For insured member institutions below $10 billion in total assets, the four risk categories framework mentioned earlier continues to apply. For the least risky category I institutions, such as PeoplesBank, the assessment rate range of 7 to 24 basis points on domestic deposits decreases to 2.5 to 9 basis points on total average assets minus average tangible equity. Reductions in future assessment rates are possible should the Deposit Insurance Fund reserve ratio reach 1.15 percent, 2 percent and 2.5 percent of nationally insured deposits. The final rule eliminates risk categories for large institutions with total assets of $10 billion or more. Instead, their assessment rates will be calculated using a scorecard that combines regulatory ratings and certain forward financial measures to assess the risk a large institution poses to the DIF. The change in the assessment methodology by the FDIC is expected to lower deposit insurance premiums for community banks like PeoplesBank.

Requirements of federal agencies that affect the Corporation and PeoplesBank

Small Business Jobs and Credit Act of 2010 In September 2010, President Obama signed into law the Small Business Jobs and Credit Act of 2010, which created the Small Business Lending Fund (SBLF). Under the SBLF the U.S. Treasury (Treasury) is authorized to make a capital investment of up to $30 billion by purchasing securities in participating community banks, most likely in the form of senior preferred stock, that agree to use the funds to increase small-business lending. The SBLF limits the investment by the Treasury to 5 percent of risk-weighted assets for participating banks with total assets of $1 billion or less, and to 3 percent of risk-weighted assets for participating banks with more than $1 billion but less than $10 billion of total assets. Although the dividend rate is initially set at 5 percent, the participating community bank could decrease the dividend rate to as low as 1 percent by increasing its qualifying small business lending portfolio balance by at least 10 percent above a baseline portfolio balance. However, four and a half years after issuance, the dividend rate on SBLF securities will increase to 7 percent regardless of the level of small business lending. SBLF securities must be redeemed by the community bank within ten years of issuance. The SBLF provides community banks with a relatively inexpensive form of Tier 1 capital and also provides an attractive option for community banks to refinance preferred stock issued to the Treasury pursuant to its Capital Purchase Program. Accordingly, the Corporation intends to apply for participation in the SBLF program in the first quarter of 2011 as discussed within the Shareholders’ Equity and Capital Adequacy section of this report.

Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) In July 2010, the Dodd-Frank Act was enacted to improve accountability and transparency in the financial system, to attempt to end “too big to fail” pertaining to large, troubled financial institutions, to protect the American taxpayer by ending governmental bailouts, to protect consumers from abusive financial services practices and for other purposes. The Dodd-Frank Act is broad and complex legislation that puts in place a sweeping new financial services regime that will have significant regulatory and legal consequences for banks now and for years to come. The effects of the Dodd-Frank Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them under the Dodd-Frank Act and the approaches taken in implementing regulations. Additional uncertainty regarding the effect of the Dodd-Frank Act exists due to the potential for additional legislative changes to the Dodd-Frank Act. The Corporation, as well as the broader financial services industry, is continuing to assess the potential impact of the Dodd-Frank Act on its business and operations, but at this stage, the extent of the impact cannot be determined with any degree of certainty. However, the Corporation is likely to be impacted by the Dodd-Frank Act in the areas of corporate governance, deposit insurance assessments, capital requirements, risk management, stress testing, and regulation under consumer protection laws. The Dodd-Frank Act:

•

Provides extensive authorities to the federal bank regulatory agencies and, in particular, the Board of Governors of the Federal Reserve, to take proactive steps to reduce or eliminate threats to the safety of the financial system, impose strict controls on large bank holding companies ($50 billion or more) and nonbank financial companies to limit their risk, and take direct control of troubled financial companies considered systemically significant;

•

Increases bank supervision by restructuring the supervision of holding companies and depository institutions. Establishes the equivalent of a prompt corrective action program for large bank holding companies. Requires that capital requirements for holding companies be at least as strict as capital requirements for depository institutions. Disallows new issuances of preferred securities to qualify for Tier 1 capital treatment. Directs federal bank regulators to develop specific capital requirements for holding companies and depository institutions that address activities that pose risk to the financial system, such as significant activities in higher risk areas, or concentrations in assets whose reported values are based on models;

•

Establishes the Bureau of Consumer Financial Protection (Bureau) as an independent entity within the Federal Reserve System that will assume responsibility for most consumer protection laws. The Bureau will have authority to supervise, examine and take enforcement action with respect to depository institutions with more than $10 billion in assets and nonbank mortgage industry participants and other designated nonbank providers of consumer financial services;

•

Places certain limitations on investment and other activities by depository institutions, holding companies and their affiliates. Banks and their affiliates face strict limits on investment in, and sponsoring of, hedge funds and private equity funds. The coverage of Section 23A of the Federal Reserve Act is expanded to include the credit exposure related to additional transactions, including derivatives. New restrictions are imposed on acquisitions that would result in a financial services company controlling more than 10 percent of the consolidated aggregate liabilities of all financial companies; and

•

Significantly increases the regulation of mortgage lending and servicing by banks and nonbanks. Requires mortgage originators to ensure that the consumer will have the capacity to repay the loan and mandates loan related disclosures. Requires mortgage loan securitizers to retain a certain amount of risk, unless the mortgages conform to the new regulatory standards as qualified residential mortgages.

American Recovery and Reinvestment Act of 2009 (ARRA) In February 2009, the ARRA was enacted by the U.S. Congress in response to the recent financial crisis. The basic intent behind the ARRA was to preserve jobs and promote economic recovery, to assist those most impacted by the recession, to provide investments needed to increase efficiency by spurring technological advances in science and health, to invest in transportation and environmental protection and other infrastructure that will provide long-term economic benefits, and to stabilize state and local government budgets, in order to minimize and avoid reductions in essential services and counterproductive state and local taxes.

Emergency Economic Stabilization Act of 2008 (EESA) In October of 2008, the EESA, also known as the Troubled Asset Relief Act (TARP), was enacted. Under TARP, the U.S. Department of the Treasury (Treasury) initiated a Capital Purchase Program (CPP), which allowed qualified financial institutions to issue preferred stock to the Treasury, subject to certain limitations and terms. The EESA was developed to attract broad participation by strong financial institutions to stabilize the financial system and increase lending to benefit the national economy and U.S. citizens. As previously reported, on January 9, 2009, the Corporation sold 16,500 shares of nonvoting perpetual preferred stock and a common stock warrant to the Treasury and received $16.5 million in capital funds. More information about this capital transaction is provided within the Shareholders’ Equity and Capital Adequacy section of this report.

Sarbanes-Oxley Act of 2002 The Sarbanes-Oxley Act (SOA) was signed into law in July 2002 and applies to all companies, both U.S. and non-U.S, that file periodic reports under the Securities Exchange Act of 1934. The stated goals of the SOA were to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SEC is responsible for establishing rules to implement various provisions of the SOA. The SOA includes specific disclosure requirements and corporate governance rules, require the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandate further studies of certain issues by the SEC. The SOA represents significant regulation of the accounting profession and corporate governance practices, such as the relationship between a board of directors and management and between a board of directors and its committees.

Section 404 of the SOA became effective for the year ended December 31, 2004, for companies whose public float (the product of outstanding shares times the share price on a specified date) was above $75 million. For smaller companies (non-accelerated and smaller reporting company filers), including Codorus Valley, the effective date was the fiscal year ending on or after December 15, 2007. Section 404 requires publicly held companies to document, test and certify that their internal control systems over financial reporting are effective. During 2010, the Dodd-Frank Act permanently exempted public companies with common stock capitalization of less than $75 million, such as Codorus Valley, from the auditor attestation requirements of the SOA.

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

Item 1B: Unresolved staff comments

Not applicable.

Item 2: Properties

Codorus Valley Bancorp, Inc. owns the Codorus Valley Corporate Center (Corporate Center), subject to a $1.4 million lien held by its wholly owned subsidiary, PeoplesBank. The Corporate Center is located at 105 Leader Heights Road, York Township, York, PA. This facility serves as the corporate headquarters and is approximately 40,000 square feet, a portion of which is leased to third-parties. The Corporate Center is adjacent to PeoplesBank’s Data Operations Center and the Leader Heights banking office.

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

Item 4: Removed and reserved

PART II

Item 5: Market for Codorus Valley Bancorp, Inc.’s common equity, related shareholder matters and issuer purchases of equity securities

Market information

The common shares of Codorus Valley Bancorp, Inc. are traded on the NASDAQ Global Market under the symbol CVLY. Codorus Valley had approximately 1,981 holders of record as of March 1, 2011. The closing price per share of Codorus Valley’s common stock on March 1, 2011, was $10.67. The following table sets forth high and low sales prices and dividends paid per common share for Codorus Valley as reported by NASDAQ during the periods indicated.

	2010			2009
Quarter	High	Low	Dividends per share	High	Low	Dividends per share
First	$7.40	$5.00	$0.030	$9.05	$6.50	$0.120
Second	9.15	6.70	0.060	9.86	6.05	0.080
Third	8.51	7.05	0.080	7.50	5.75	0.030
Fourth	9.50	8.03	0.080	6.24	5.12	0.030

Dividend policy

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

Securities authorized for issuance under equity compensation plans

The following table provides information about options outstanding and securities available for future issuance under the Corporation’s 1998 Independent Directors Stock Option Plan, 2000 Stock Incentive Plan, 2001 Employee Stock Bonus Plan, 2007 Long Term Incentive Plan and 2007 Employee Stock Purchase Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	242,384	$10.70	204,494	(1)
Equity compensation plans not approved by security holders	—	—	14,292	(2)
Total	242,384	$10.70	218,786

(1)	Includes 136,612 shares available for issuance under the 2007 Employee Stock Purchase Plan.
(2)	Shares available for issuance under the 2001 Employee Stock Bonus Plan that provides for shares of common stock to employees as performance-based compensation.

Purchases of equity securities by the issuer and affiliated purchasers

For the years ended December 31, 2010 and 2009, the Corporation did not acquire any of its common stock under the current program. The Corporation’s recent participation in the U.S. Department of the Treasury’s Capital Purchase Program generally requires regulatory approval to repurchase the Corporation’s common stock.

Item 6: Selected financial data

Codorus Valley Bancorp, Inc.

	2010	2009	2008	2007	2006
Summary of operations (in thousands)
Interest income	$44,027	$40,310	$36,732	$39,169	$33,319
Interest expense	13,154	16,358	15,809	18,489	15,077
Net interest income	30,873	23,952	20,923	20,680	18,242
Provision for (recovery of) loan losses	2,990	3,715	1,870	(554)	650
Noninterest income	7,574	7,497	6,665	5,688	5,465
Noninterest expense	28,116	24,491	20,044	18,368	15,890
Income before income taxes	7,341	3,243	5,674	8,554	7,167
Provision (benefit) for income taxes	1,133	(191)	1,209	2,180	1,845
Net income	6,208	3,434	4,465	6,374	5,322
Preferred stock dividends and discount accretion	980	957	—	—	—
Net income available to common shareholders	$5,228	$2,477	$4,465	$6,374	$5,322

Per common share (adjusted for stock dividends)
Net income, basic	$1.28	$0.61	$1.13	$1.64	$1.38
Net income, diluted	$1.28	$0.61	$1.12	$1.61	$1.35
Cash dividends paid	$0.25	$0.26	$0.51	$0.56	$0.44
Stock dividends distributed	—	—	5%	5%	10%*
Book value	$14.51	$13.60	$12.99	$12.33	$11.08
Tangible book value	$14.44	$13.52	$12.90	$12.23	$10.96
Cash dividend payout ratio	19.6%	42.3%	45.1%	33.8%	32.0%
Weighted average shares outstanding	4,093,192	4,042,910	3,965,996	3,881,501	3,846,877
Weighted average diluted shares outstanding	4,099,475	4,042,910	3,990,956	3,965,980	3,937,050
* includes a special 5% stock dividend

Profitability ratios
Return on average shareholders’ equity (ROE)	8.12%	4.88%	8.91%	13.91%	12.99%
Return on average assets (ROA)	0.67%	0.41%	0.71%	1.11%	1.05%
Net interest margin	3.72%	3.18%	3.63%	3.94%	3.94%
Efficiency ratio	69.9%	74.6%	70.6%	67.4%	65.1%
Net overhead ratio	2.24%	2.07%	2.14%	2.20%	2.04%

Capital ratios
Tier 1 risk-based capital	12.5%	11.8%	10.0%	12.1%	12.0%
Total risk-based capital	13.6%	12.9%	10.8%	12.9%	12.7%
Average shareholders’ equity to average assets	8.3%	8.4%	7.9%	8.0%	8.1%

Summary of financial condition at year-end (in thousands)
Investment securities	$226,603	$178,454	$77,287	$84,369	$80,926
Loans	645,839	647,143	580,451	447,497	407,260
Assets	957,332	892,831	702,766	594,607	548,212
Deposits	806,110	722,957	598,129	511,968	456,645
Borrowings	68,805	92,748	47,779	30,660	45,339
Equity	76,539	72,012	52,181	48,415	42,786

Other data
Number of bank offices	17	17	17	14	14
Number of employees (full-time equivalents)	198	201	200	179	168
Wealth Management assets, market value (in thousands)	$368,985	$325,482	$261,153	$320,655	$259,453

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

Forward-looking statements

Management of the Corporation has made forward-looking statements in this Annual Report on Form 10-K. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of the Corporation and its subsidiaries. When words such as “believes,” “expects,” “anticipates” or similar expressions occur in this Form 10-K, management is making forward-looking statements.

Note that many factors, some of which are discussed elsewhere in this report and in the documents that are incorporated by reference, could affect the future financial results of the Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this Form 10-K. These factors include, but are not limited to, the following:

•	operating, legal and regulatory risks;
•	recently enacted financial reform legislation, e.g., Dodd-Frank Wall Street Reform and Consumer Protection Act, may have a significant impact on the Corporation’s business and results of operations;
•	a prolonged economic downturn;
•	an increase in nonperforming assets requiring loss provisions and the incurrence of carrying costs related to nonperforming assets;
•	declines in the market value of investment securities considered to be other-than-temporary;
•	the effects of and changes in the rate of FDIC premiums, including special assessments;
•	interest rate fluctuations which could increase our cost of funds or decrease our yield on earning assets and therefore reduce our net interest income;
•	future legislative or administrative changes to the TARP Capital Purchase Program;
•	unavailability of capital when needed or, if available, at less than favorable terms;
•	political and competitive forces affecting banking, securities, asset management and credit services businesses; and
•	the risk that management’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Critical accounting estimates

Disclosure of Codorus Valley’s significant accounting policies is included in Note 1 to the consolidated financial statements of this Form 10-K. Some of these policies require management to make significant judgments, estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities.

Management makes significant estimates in determining the allowance for loan losses, valuation of foreclosed real estate, and evaluation of other-than-temporary impairment losses of securities. Management considers a variety of factors in establishing allowance for loan losses such as current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, financial and managerial strength of borrowers, adequacy of collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Appraisals are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell. Estimates related to the value of collateral can have a significant impact on whether or not management continues to accrue income on delinquent and impaired loans and on the amounts at which foreclosed real estate is recorded on the statement of financial condition.

The Corporation records its available-for-sale securities portfolio at fair value. Fair values for these securities are determined based on methodologies in accordance with FASB Accounting Standards Codification (ASC) Topic 820, and as clarified by several FASB staff positions. Fair values for debt securities are volatile and may be influenced by any number of factors, including market interest rates, prepayment speeds, discount rates, credit ratings and yield curves. Fair values for debt securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or an estimate of fair value by using a range of fair value estimates in the market place as a result of the illiquid market specific to the type of security. When the fair value of a debt security is below its amortized cost and depending on the length of time the condition exists and the extent the fair value is below amortized cost, additional analysis is performed to determine whether an other-than-temporary impairment condition exists. Debt securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers whether the Corporation has the intent to sell its debt securities prior to market recovery or maturity and whether it is more likely than not that the Corporation will be required to sell its debt securities prior to market recovery or maturity. Often, information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the debt security may be different than previously estimated, which could have a material effect on the Corporation’s results of operations and financial condition.

Management discussed the development and selection of critical accounting estimates and related Management Discussion and Analysis disclosure with the Audit Committee. With the exception of the change in how we computed the historical loan loss rate for two industries in connection with our evaluation of the adequacy of the allowance as described in Note 1 under the subheading Allowance for Loan Losses, there were no material changes made to the critical accounting estimates during the periods presented within this report. Additional information is contained in Management’s Discussion and Analysis regarding critical accounting estimates, including the provision and allowance for loan losses, located on pages 21 and 37 of this report.

OVERVIEW

Executive summary

Constrained by a weak economy, we were able to achieve several notable financial accomplishments for the current year, which included: doubling net income available to common shareholders, growing core deposits (excluding certificates of deposit), increasing the net interest margin from 3.18 percent to 3.72 percent, and increasing the Corporation’s risk-weighted capital ratios. Also during the year 2010 we began implementing a companywide client relationship management system (CRM) after years of planning. In this regard, we appointed a CRM director to manage the process, assigned responsibilities, formed teams and purchased a reputable CRM software system. Implementation and personnel training for this large undertaking are expected to be completed in 2012. We believe that a properly managed CRM process, coupled with a client focused operating philosophy, will improve the Corporation’s competitiveness, client service and retention, and shareholder value.

In spite of the earnings improvement for the year 2010, earnings remained constrained due to credit quality issues and a lack of loan demand resulting from the challenging economic climate, the high level of unemployment and depressed real estate markets. For the second consecutive year, the provision for loan losses remained elevated which reflected the upward trend in net charge-offs. Increased carrying costs and losses on impaired loans and foreclosed real estate also served to dampen earnings. The commercial loan portfolio balance decreased slightly less than one percent at year-end 2010, after two previous years of strong growth, due to a lack of demand, which was typical for the financial services industry. With the exception of residential mortgage refinances, demand for consumer loans was also tepid. Total deposits at year-end 2010 increased 11.5 percent as a result of our competitive pricing policy and client preference for the safety and liquidity provided by FDIC insured deposit products. During 2010, funds from deposit growth were largely invested in investment securities, principally U.S. agency mortgage-backed instruments and municipal bonds. Noninterest income, excluding gains from the sale of investment securities, increased 3.6 % as a result of increases in service fees on deposits and revenue from our wealth management operation. The latter is comprised of trust and advisory fees and income from mutual fund, annuity and insurance sales.

In the period ahead, management will remain focused on profitable balance sheet growth, acquiring and nurturing client relationships, risk management and possible expansion of the banking franchise. We anticipate economic weakness, both nationally and locally, for 2011 and beyond. Risks and uncertainties include prolonged weakness in economic and business conditions, which could increase credit-related losses, possible declines in the market value of investment securities considered to be other-than-temporary, a relatively high level of unemployment, erosion of real estate values and possible adverse economic impacts caused by global events.

Financial highlights

2010 vs. 2009

The Corporation earned net income available to common shareholders of $5,228,000 or $1.28 per share, basic and diluted, for 2010, compared to $2,477,000 or $0.61 per share, basic and diluted, for 2009. The $2,751,000 or 111 percent increase in net income available to common shareholders was primarily the result of an increase in net interest income and a decrease in the provision for loan losses, which more than offset increases in noninterest expense and income tax expense.

The $6,921,000 or 29 percent increase in net interest income for 2010 was the result of an increase in earning assets and a decrease in the average rates paid on deposit products, which reflected record low short-term market interest rates. An increase in the yield on floating rate commercial loans, due to the imposition of a minimum rate that began in the prior year, also contributed. These factors improved the net interest margin, which was 3.72 percent for 2010, compared to 3.18 percent for 2009.

The provision for loan losses for 2010 decreased $725,000 or 20 percent compared to 2009. The provision in the prior year included the impact of a large provision for an impaired real estate loan that was later transferred to the foreclosed real estate portfolio.

The $3,625,000 or 15 percent increase in noninterest expense for 2010 was primarily the result of increased carrying costs and impairment losses on foreclosed real estate compared to 2009.

The $1,324,000 increase in the provision for income taxes for 2010 compared to 2009 was primarily the result of a significant increase in pretax income. Additionally, the prior year included a $242,000 tax benefit associated with restructuring employee benefit plans.

Total assets were approximately $957 million at December 31, 2010, an increase of $65 million or 7 percent above December 31, 2009. Asset growth occurred primarily in the investment securities portfolio as the demand for loans diminished in response to the prolonged economic slowdown, depressed real estate markets and the high rate of unemployment. In contrast, deposit growth remained steady throughout the year as investors sought the liquidity and safety of FDIC insured deposit products.

Annual cash dividends per common share totaled $0.25 for 2010, compared to $0.26 for 2009. Book value per share was $14.51 for year-end 2010, compared to $13.60 for year-end 2009.

Net income as a percentage of average total assets (return on assets or ROA), was 0.67 percent for 2010, compared to 0.41 percent for 2009. Net income as a percentage of average shareholders’ equity (return on equity or ROE), was 8.12 percent for 2010, compared to 4.88 percent for 2009. The favorable increases in the ROA and ROE ratios for 2010 reflected the increase in net income. The efficiency ratio (noninterest expense as a percentage of net interest income plus noninterest income on a tax equivalent basis) was 69.9 percent for 2010, compared to 74.6 percent for 2009. The favorable decrease in the efficiency ratio was the result of the significant increase in net interest income.

At December 31, 2010, nonperforming assets as a percentage of total loans and net foreclosed real estate was 4.50 percent, compared to 5.33 percent at year-end 2009. The Corporation’s net loan charge-offs ratio was 0.39 percent for the period ended December 31, 2010, compared to 0.20 percent for the period ended December 31, 2009. Charge-offs during the current period pertained primarily to commercial real estate loans that were reserved for in prior periods. Information regarding nonperforming assets is provided in the Risk Management section of this report, including Table 10—Nonperforming Assets. The allowance for loan losses as a percentage of total loans was 1.19 percent for year-end 2010 and 1.11 percent for year-end 2009. Information regarding the allowance is provided in the Risk Management section of this report, including Tables 11 - Analysis of Allowance for Loan Losses and 12 – Allocation of Allowance for Loan Losses. Based on a recent evaluation of probable loan losses and the current loan portfolio, we believe that the allowance is adequate to support losses inherent in the portfolio at December 31, 2010.

Throughout 2010, the Corporation maintained a capital level above minimum regulatory quantitative requirements. Currently, there are three federal regulatory definitions of capital that take the form of minimum ratios. Table 9—Capital Ratios, shows that the Corporation and PeoplesBank were well capitalized on December 31, 2010.

2009 vs. 2008

Comparatively, the Corporation earned net income available to common shareholders of $2,477,000 or $0.61 per share, basic and diluted, for 2009, compared to $4,465,000 or $1.13 per share ($1.12 diluted) earned in 2008. The $1,988,000 or 45 percent decrease in net income available to common shareholders was primarily the result of increases in the provision for loan losses, noninterest expenses and preferred dividends, which offset increases in net interest income and noninterest income and a decrease in income taxes.

The $1,845,000 or 99 percent increase in the provision for loan losses for 2009 was the result of additions to the allowance for impaired commercial real estate loans and significant growth in the loan portfolio. Allocations to the allowance were deemed necessary due to continued uncertainty in the economy, depressed real estate values and an increase in the level of nonperforming loans.

The $4,447,000 or 22 percent increase in noninterest expense for 2009 was due primarily to an increase in operating expenses associated with expansion of the banking franchise, an increase in Federal Deposit Insurance Corporation (FDIC) deposit insurance premiums, and an increase in carrying costs and loss provisions associated with impaired loans and foreclosed real estate. During 2009, the Corporation absorbed the full year’s cost impact of adding three financial centers in the prior year. Expansion of the banking franchise was successful and all of the new offices generated loan and deposit volumes that exceeded management’s expectations. In 2009, FDIC insurance premiums totaled $1,477,000, an increase of $1,135,000 or 332 percent above 2008. Of the total insurance premiums, $382,000 pertained to a special FDIC assessment effective June 30, 2009, which was imposed on all commercial financial institutions based on an FDIC assessment formula. The remaining increase in deposit insurance premiums was caused by an industry-wide increase in assessment rates by the FDIC and an increase in the volume of deposits upon which the assessment is based. Carrying costs and loss provisions associated with impaired loans and foreclosed real estate increased $869,000 above the prior year, which reflected increases in the volume of impaired loans and foreclosed real estate. A $242,000 non-recurring cost of restructuring employee benefit plans in 2009 also contributed to the increase in noninterest expense. Restructuring the benefit plans resulted in a federal income tax benefit so that the overall transaction had an insignificant impact on net income.

Net interest income for 2009 was $23,952,000, an increase of $3,029,000 or 14 percent above 2008 due to a larger volume of earning assets, principally commercial loans and investment securities. The net interest margin was 3.18 percent for 2009, compared to 3.63 percent for 2008. Total noninterest income was $7,497,000 for 2009, an increase of $832,000 or 12 percent above 2008. The increase in noninterest income was primarily attributable to increases in gains from the sale of mortgages and investment securities, and income from bank owned life insurance. The provision for income taxes for 2009 was a $191,000 credit (benefit), compared to a $1,209,000 expense for 2008. The decrease in income tax was the result of a decrease in pretax income, an increase in tax-exempt income and the recognition of a non-recurring $242,000 tax benefit associated with restructuring employee benefit plans.

On December 31, 2009, total assets were approximately $893 million, an increase of $190 million or 27 percent above December 31, 2008. Asset growth occurred primarily in the commercial loans and investment securities portfolios, which were funded primarily by an increase in deposits generated from local markets and, to a lesser degree, borrowing from the Federal Home Loan Bank of Pittsburgh. The increase in investment securities and borrowings were the result of an $80 million leverage strategy employed to offset the costs of dividends on preferred stock issued to the U.S. Treasury under the Treasury’s Capital Purchase Program.

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

Net interest income for 2010 was $30,873,000, an increase of $6,921,000 or 29 percent above 2009. The increase was primarily the result of an increase in the average volume of earnings assets and a decrease in the average rates paid on deposit products, which reflected record low short-term market interest rates. An increase in yield on floating rate commercial loans, due to the imposition of a minimum rate that began in the prior year, also contributed. These factors improved the net interest margin, which was 3.72 percent, compared to 3.18 percent for 2009. Net interest margin is net interest income (tax equivalent basis) as a percentage of average interest earning assets.

For 2010, total interest income increased $3,717,000 or 9 percent, above 2009 due primarily to an increase in the average volume of earning assets and the increase in yield on floating rate commercial loans as described earlier. Earnings assets averaged $868 million and yielded 5.24 percent (tax equivalent basis) for the current period, compared to $792 million and 5.24 percent, respectively, for 2009. The $76 million or 10 percent increase in the average volume of earning assets was primarily the result of increases in investment securities and to a lesser degree, commercial loans. With the exception of mortgage refinancing, the demand for commercial and consumer loans diminished in 2010 in response to the prolonged economic slowdown, depressed real estate markets and the high rate of unemployment and job insecurity.

For 2010, total interest expense decreased $3,204,000 or 20 percent, below the 2009 level due to a decrease in the average rates paid on deposits. Total interest bearing liabilities averaged $779 million at an average rate of 1.69 percent, compared to $708 million and 2.31 percent, respectively, for 2009. The $71 million or 10 percent increase in average interest bearing liabilities was primarily the result of increases in the average volume of money market and time deposits. Deposit growth reflected our competitive rates and customer preference for the liquidity and safety of FDIC insured deposit products.

Comparatively, for 2009, net interest income increased $3,029,000 or 14 percent above the 2008 level. The increase was primarily the result of an increase in the average volume of earnings assets. The net interest margin, on a tax equivalent basis, was 3.18 percent, compared to 3.63 percent for 2008. The decrease in the net interest margin reflected many factors, which included: the low level of market interest rates, which depressed yields on floating rate loans, overnight investments and investment securities; an elevated level of nonperforming assets; excess liquidity; and the impact of the leverage strategy implemented earlier in the year. During the second half of 2009, we responded to the low interest rate environment by imposing interest rate floors on commercial loans, which helped to increase the net interest margin for the remainder of the year. Earning assets averaged $792 million and yielded 5.24 percent (tax equivalent basis) for 2009, compared to $595 million and 6.29 percent, respectively, for 2008. The $190 million or 32 percent increase in the average balance of earning assets was primarily the result of strong growth in the commercial loan and investment securities portfolios. The increase in commercial loans reflected additions to the business banking staff and changes in the competitive landscape that benefited the Corporation. The increase in investment securities, principally U.S. agency mortgage-backed bonds and tax-exempt municipals bonds, resulted from the leverage strategy, which is discussed in the Investment Securities section of this report. The leverage strategy made a positive contribution to net interest income; however, the two percent tax equivalent margin spread resulting from this strategy constrained the Corporation’s net interest margin. Total interest bearing liabilities averaged $708 million at an average rate of 2.31 percent, compared to $528 million and 2.99 percent, respectively, for 2008. The $180 million or 34 percent increase in average interest bearing liabilities was the result of increases in the average volume of time deposits, money market deposits and long-term debt. The addition of three financial centers in 2008 and competitive pricing also contributed to the increase in deposit volumes for 2009. The increase in long-term debt provided the financing for the leverage strategy, which is discussed in the Long-term debt section of this report.

Tables 1 and 2 are presented on a tax equivalent basis to make it easier to compare taxable and tax-exempt assets. Income from tax-exempt assets, primarily loans to or securities issued by state and local governments, is increased by the amount of federal income taxes which would have been incurred if the income was taxable at the rate of 34 percent.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	2010			2009			2008
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Interest bearing deposits with banks	$24,452	$64	0.26%	$15,893	$40	0.25%	$170	$3	1.82%
Federal funds sold	2,935	9	0.31	2,513	8	0.32	12,049	331	2.75
Investment securities:
Taxable	117,439	3,361	2.86	95,770	3,426	3.58	48,351	2,431	5.03
Tax-exempt	75,217	3,590	4.77	59,266	3,042	5.13	31,644	1,833	5.79
Total investment securities	192,656	6,951	3.61	155,036	6,468	4.17	79,995	4,264	5.33

Loans:
Taxable (1)	633,192	37,540	5.93	606,755	34,254	5.65	497,516	32,469	6.53
Tax-exempt	14,647	905	6.18	11,603	729	6.28	5,386	344	6.39
Total loans	647,839	38,445	5.93	618,358	34,983	5.66	502,902	32,813	6.52
Total earning assets	867,882	45,469	5.24	791,800	41,499	5.24	595,116	37,411	6.29
Other assets (2)	53,870			42,498			36,060
Total assets	$921,752			$834,298			$631,176
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$263,381	$2,015	0.77%	$214,147	$2,049	0.96%	$171,329	$2,177	1.27%
Savings	26,870	107	0.40	22,707	90	0.40	19,986	119	0.59
Time	413,752	9,275	2.24	387,609	12,063	3.11	301,239	12,058	4.00
Total interest bearing deposits	704,003	11,397	1.62	624,463	14,202	2.27	492,554	14,354	2.91
Short-term borrowings	8,803	88	1.00	4,002	53	1.32	5,547	83	1.50
Long-term and junior subordinated debt	66,421	1,669	2.51	80,003	2,103	2.63	30,095	1,372	4.56
Total interest bearing liabilities	779,227	13,154	1.69	708,468	16,358	2.31	528,196	15,809	2.99

Noninterest bearing deposits	61,372			51,516			48,804
Other liabilities	4,731			3,962			4,051
Shareholders’ equity	76,422			70,352			50,125

Total liabilities and shareholders’ equity	$921,752			$834,298			$631,176
Net interest income		$32,315			$25,141			$21,602
Net interest margin (3)			3.72%			3.18%			3.63%

(1)

Average balance includes average nonperforming loans of $17,242,000 in 2010, $14,556,000 in 2009, and $8,279,000 in 2008. Interest includes net loan fees of $1,060,000 in 2010, $1,033,000 in 2009, and $981,000 in 2008.

(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.
(3)	Net interest income as a percentage of average earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	2010 vs. 2009 Increase (decrease) due To change in			2009 vs. 2008 Increase (decrease) due To change in
(dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$22	$2	$24	$287	$(250)	$37
Federal funds sold	1	—	1	(262)	(61)	(323)
Investment securities:
Taxable	775	(840)	(65)	2,384	(1,389)	995
Tax-exempt	819	(271)	548	1,600	(391)	1,209
Loans:
Taxable	1,492	1,794	3,286	7,129	(5,344)	1,785
Tax-exempt	191	(15)	176	397	(12)	385
Total interest income	3,300	670	3,970	11,535	(7,447)	4,088
Interest Expense
Deposits:
Interest bearing demand	471	(505)	(34)	544	(672)	(128)
Savings	17	—	17	16	(45)	(29)
Time	814	(3,602)	(2,788)	3,457	(3,452)	5
Short-term borrowings	64	(29)	35	(23)	(7)	(30)
Long-term and junior subordinated debt	(357)	(77)	(434)	2,275	(1,544)	731
Total interest expense	1,009	(4,213)	(3,204)	6,269	(5,720)	549
Net interest income	$2,291	$4,883	$7,174	$5,266	$(1,727)	$3,539

Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for loan losses

The provision for loan losses is an expense charged to earnings to cover estimated losses attributable to uncollectible loans. The provision reflects management’s judgment of an appropriate level for the allowance for loan losses. The Risk Management section of this report, including Tables 10 – Nonperforming Assets, 11 – Analysis of Allowance for Loan Losses, and 12 – Allocation of Allowance for Loan Losses provides detailed information about the allowance, provision and credit risk. For 2010, the provision was $2,990,000, compared to $3,715,000 for 2009 and $1,870,000 for 2008. The current period provision supported heightened risks and uncertainties associated with prolonged weakness in economic and business conditions, a relatively high level of unemployment, further erosion of real estate values and a relatively large portfolio of impaired commercial loans. The provision for 2009 included a large provision for an impaired commercial real estate loan that was later transferred to the foreclosed real estate portfolio where it currently resides pending its ultimate sale.

Noninterest income

The following table presents the components of total noninterest income for each of the past three years. A key operating strategy is to increase noninterest or fee based income by offering new services, enhancing traditional services and expanding sales into new geographic markets.

Table 3-Noninterest Income

(dollars in thousands)	2010	2009	2008

Trust and investment services fees	$1,420	$1,348	$1,276
Income from mutual fund, annuity and insurance sales	1,477	1,345	1,829
Service charges on deposit accounts	2,471	2,347	2,273
Income from bank owned life insurance	637	636	308
Other income	601	572	477
Gain on sales of loans held for sale	860	960	379
Gain on sales of securities	108	289	123
Total noninterest income	$7,574	$7,497	$6,665

The increase in total noninterest income for 2010 was $77,000 or 1 percent above the prior year level. Core noninterest income, which excludes the gain on sales of securities, increased approximately $258,000 or 4 percent. The discussion that follows explains changes in noninterest income.

Trust and investment services fees—Increases in income for 2010 and 2009 were primarily the result of appreciation in market value of managed accounts, upon which some fees are based, and growth in the settlement advisory business.

Income from mutual fund, annuity and insurance sales—The $132,000 or 10 percent increase in income during 2010 was due primarily to increases in income from brokerage and advisory service product lines, which were driven by market value appreciation and increased sales. The decrease in income for 2009 compared to 2008 was a result of depressed capital markets and the impact it had on the volume of sales and fees. A portion of our fees are calculated on market prices of assets under management. Significant capital market losses during the latter part of 2008 through the first quarter of 2009 made many investors risk adverse, resulting in a decline in the demand for capital based products.

Service charges on deposit accounts—The $124,000 or 5 percent increase in service charges on deposit accounts during 2010 was due primarily to an increase in debit card revenue, which reflected an increase in the volume of transactions. Possible restrictions by the federal government may significantly reduce debit card revenue (i.e., interchange fees) and overdraft fees beginning in 2011. The banking industry, through the American Bankers Association, is waging a national campaign to contest these proposed governmental price controls.

Income from bank owned life insurance (BOLI)—Income for 2010 was flat compared to 2009 as low market interest rates depressed yields. The $328,000 increase in income for 2009 compared to 2008 reflected the full years’ impact of an additional $4 million investment in November 2008 and an increase in the crediting rates on existing policies that were transferred to new insurance providers. The additional investment in BOLI during 2008 provides a competitive tax-free return to the Corporation while providing a life insurance benefit to additional members of the management team.

Other income—The $29,000 or 5 percent increase in other income was due primarily to a one-time $35,000 gain from the sale of a bank branch property and an increase in fees from merchant credit card services.

Gain on sales of loans held for sale—The $100,000 or 10 percent decrease in gain from the sale of mortgage loans during 2010 reflected a decrease in the volume of loan sales. Sales in 2009 were unusually high compared to 2008 due to the favorable impact of the federal first time home-buyer tax credit program that expired in April 2010. Mortgage banking activity, principally the refinancing of residential mortgages, was stimulated as a result of low market interest rates during the years 2010 and 2009.

Gain on sales of securities—Gains from the sale of fixed income securities from the available-for-sale securities portfolio are recognized periodically to take advantage of a low market interest rate environment and to supplement earnings.

Noninterest expense

The following table presents the components of total noninterest expense for each of the past three years.

Table 4-Noninterest Expense

(dollars in thousands)	2010	2009	2008

Personnel	$13,276	$13,099	$11,451
Occupancy of premises, net	1,926	1,792	1,586
Furniture and equipment	1,670	1,663	1,437
Postage, stationery and supplies	516	465	471
Professional and legal	488	411	462
Marketing and advertising	700	626	712
FDIC insurance	1,297	1,477	342
Debit card processing	585	512	493
Charitable donations	523	250	663
Telephone	560	508	225
Foreclosed real estate including (gains) losses on sales	3,275	487	204
Impaired loan carrying costs	972	744	158
Other	2,328	2,457	1,840
Total noninterest expense	$28,116	$24,491	$20,044

Total noninterest expense for 2010 increased $3,625,000 or 15 percent above 2009 due primarily to loss reserves and carrying costs for foreclosed real estate and impaired loans. The discussion that follows addresses changes in noninterest expense.

Personnel—For year 2010, personnel expense, comprised of wages, sales commissions, payroll taxes and employee benefits, increased $177,000 or 1 percent above 2009 due to an increase in employee health care insurance costs and normal business growth. Effective August 1, 2010, PeoplesBank converted from a fully insured health care program to a self-insured program by joining a consortium of approximately 23 banks. For the first year under the new program PeoplesBank will fund the maximum liability based on recent claims experience, which is expected to result in an increase in health care costs. Thereafter, the benefits of the self-insured program are expected to contain future health care cost increases over the long term. Employees have customarily reimbursed the Corporation for approximately 30 percent of the cost of health insurance.

Comparatively, the increase of $1,648,000 or 14% for year 2009 resulted primarily from the full year’s effect of staff additions associated with expansion of the banking franchise in 2008. During 2008, PeoplesBank added three full service financial centers, one in the first quarter and two in the fourth quarter of that year. A non-recurring cost of $242,000 in the first quarter of 2009 incurred to restructure employee benefit plans also contributed to the increase in personnel expense. However, restructuring the benefit plans resulted in a federal income tax benefit so that the overall transaction had an insignificant impact on net income.

Occupancy of premises, net—The $134,000 or 7 percent increase in occupancy of premises expense, comprised of rent, depreciation, maintenance, insurance, real estate taxes and utilities, was due primarily to the addition of a lease associated with the relocation of a branch banking office to a more favorable site and normal business growth.

Furniture and equipment—The cost of furniture and equipment expense for year 2010 was approximately the same as 2009. Comparatively, the $226,000 or 16 percent increase for year 2009 above 2008 was primarily the result of an increase in depreciation expense from capital expenditures that supported franchise expansion and information technology initiatives.

During the third quarter of 2010, PeoplesBank began implementing a client relationship management (CRM) system with estimated completion in 2012. The capital outlay for this project is estimated at $625,000, which does not include staffing and other ancillary expenses. When the system becomes operational it will be depreciated over a five year useful life. A properly managed CRM process is expected to improve the Corporation’s competitiveness, client service and retention, and shareholder value.

Postage, stationery and supplies— The $51,000 or 11 percent increase during 2010 was evenly divided between increases in postage and supplies due in part to normal business growth. Postage costs pertaining to the mailing of required compliance correspondence and promotional advertisements also contributed to the increase.

Professional and legal—The $77,000 or 19 percent increase was primarily in the consulting expense component, which reflected the use of consultants for special projects such as the CRM initiative and information technology and for outsourcing selected internal audits.

Marketing and advertising—The $74,000 or 12 percent increase in marketing expense was due primarily to a larger budget, which included expenditures for branding and product advertising.

FDIC insurance—The $180,000 or 12 percent decrease in Federal Deposit Insurance Corporation (FDIC) insurance premiums for year 2010 was the result of a special assessment totaling $382,000 included in 2009 operations. On an adjusted basis, FDIC premiums increased $202,000 or 18 percent above 2009 primarily as a result of deposit growth. Comparatively, the $1,135,000 increase for year 2009 above 2008 was the result of an industry-wide increase in assessment rates, an increase in the volume of deposits upon which the assessment is based, and the imposition of an industry-wide special assessment, which totaled $382,000 for PeoplesBank. The purpose of the rate increases and the special assessment (June 2009) by the FDIC was to provide a temporary means of funding its depleted Deposit Insurance Fund.

As required under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the FDIC plans to change the quarterly assessment calculation for determining deposit insurance premiums effective April 1, 2011. At that time the FDIC plans to lower assessment rates and apply them against average assets minus average tangible capital, instead of domestic deposits. We anticipate that this change will be favorable for PeoplesBank and will decrease its deposit insurance premium. A recalculation of premium for fourth quarter 2010 (annualized) under the new assessment guidelines suggests an annual cost savings of approximately $475,000. More information about FDIC insurance assessments is available under the Supervision and Regulation section of this report (reference the subheading-FDIC).

Debit card processing—Annual increases in debit card processing expense were primarily the result of increases in the number of new accounts and transaction volume. This expense category also includes the cost of operating automated teller machines.

Charitable donations—The level of charitable donations for 2010 and 2008 included the impact of increased educational and scholarship donations, among others, that qualified for state tax credits ranging in size from 55 to 90 percent of the amount of the donation. State tax credits of approximately $309,000 and $477,000, were accrued in 2010 and 2008, respectively, and used to reduce Pennsylvania share tax expense, included in the other expense category.

Telephone—The $52,000 or 10 percent increase for year 2010 reflected normal business growth and a $20,000 final settlement to resolve a billing dispute pertaining to telecommunication service in prior years. Comparatively, the $283,000 or 126 percent increase in telephone expense for 2009 reflected one-time conversion costs to a new carrier, telecommunication enhancements and expansion of the banking franchise. During 2008, the Corporation’s telecommunications carrier abruptly declared bankruptcy, which temporarily disrupted service and resulted in disputes pertaining to the validity of billing charges. A portion of the increase in 2009 telephone expense pertained to catch-up billings from the prior year from the replacement telecommunications carrier.

Foreclosed real estate including (gains) losses on sales —The $2,788,000 or 572 percent increase in foreclosed real estate expense was due in part to loss reserves totaling $1,566,000 established for two unrelated properties. Recent appraisals by independent appraisers indicated deterioration in the value of these properties. In addition, maintenance and repairs and other pre-leasing costs totaled $1,504,000 for a third property that is in the process of renovation for tenant use under a lease agreement. Carrying costs associated with foreclosed real estate typically include insurance, maintenance and repairs, real estate taxes, appraisals and legal fees.

Impaired loan carrying costs—The $228,000 or 31 percent increase during 2010 reflected increased carrying costs, particularly real estate taxes and legal fees, associated with selected loans pursuant to the loan workout process.

Other—The $129,000 or 5 percent decrease in other expense for year 2010, which is comprised of many underlying expenses, was primarily the result of a $140,000 or 38 percent decrease in Pennsylvania shares tax. The level of shares tax was low for the years 2010 and in 2008 due to the accrual of state tax credits, which originated from charitable donations, as described above.

Income taxes

The provision for income tax for year 2010 was $1,133,000, compared to a $191,000 credit (benefit) for 2009. The increase in income tax was primarily the result of an increase in pretax income. For both periods, the Corporation’s statutory federal income tax rate was 34 percent. The Corporation’s effective income tax rate was approximately 15.4 percent for 2010, compared to a benefit rate of -5.8 percent for 2009. The effective tax rate for 2009 resulted from a $242,000 tax benefit associated with benefit plan restructuring and the relatively low level of pretax income. The effective tax rate differs from the statutory tax rate due to the impact of low-income housing credits and tax-exempt income, including income from bank owned life insurance.

BALANCE SHEET REVIEW

Overnight investments

Overnight investments, comprised of interest bearing deposits with banks and federal funds sold, totaled $35 million on December 31, 2010, compared to $18 million on December 31, 2009. The level of overnight investment at year-end 2010 reflected an increase in investable funds from deposit growth, which exceeded the Corporation’s investment in loans and securities.

Investment securities

The investment securities portfolio is an interest earning asset, second in size to the loan portfolio. Investment securities serve as an important source of revenue and liquidity. They also serve as collateral for public and trust deposits, securities sold under agreements to repurchase and to support borrowings. The investment securities portfolio is managed to comply with the Corporation’s Investment Securities Policy, and accounted for in accordance with FASB ASC Topic 320. Decisions to purchase or sell securities are based on an assessment of current economic and financial conditions, including the interest rate environment, the demand for loans, and liquidity and income requirements. Table 5—Investment Securities, shows the amortized cost and fair value by type of security for three year-end periods.

Table 5-Investment Securities

	2010		2009		2008
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
Debt securities:
U.S. Treasury notes	$8,014	$8,140	$—	$—	$—	$—
U.S. agency	13,519	13,643	13,526	13,646	5,001	5,135
U.S. agency mortgage-backed, residential	108,967	110,353	82,579	84,260	32,946	33,952
State and municipal	88,796	90,400	73,446	75,341	32,392	33,076
Corporate trust preferred	—	—	987	930	—	—
Total	$219,296	$222,536	$170,538	$174,177	$70,339	$72,163

Held-to-maturity
Debt securities-corporate trust preferred	$—	$—	$—	$—	$2,432	$2,283

At December 31, 2010, the fair value of the securities available-for-sale totaled $223 million, compared to $174 million at year-end 2009. As the demand for loans diminished in 2010, due to uncertain economic conditions, available funds were invested in fixed income securities to provide a return that exceeded the historically low yield on overnight investments. The increase in the investment securities portfolio for 2009 was primarily the result of implementing an $80 million leverage strategy that involved investing in investment grade U.S. agency mortgage-backed bonds (3-4 year average lives) and tax-exempt municipal bonds (5-10 year maturities), which were financed by borrowing from the Federal Home Loan Bank of Pittsburgh. The leverage strategy, which was completed in April 2009, generated an approximately two percent tax equivalent margin spread, which covers the dividends payable and related costs associated with the issuance of preferred stock described in the Shareholders’ Equity and Capital Adequacy section of this report.

During 2010 and 2009, PeoplesBank took advantage of the low interest rate environment and sold primarily U.S. agency mortgage-backed bonds, which generated net gains of $108,000 and $289,000, respectively, that were recognized in income. Included in the gain for 2010 was a small gain from the sale of the final $1 million (par value) corporate trust preferred security, which represented an obligation of the Bank of America.

Securities available-for-sale are generally comprised of high quality debt instruments. Included in Table 5 are investments in the obligations of states and municipalities, which have recently received negative press because of widespread budget deficits and, by implication, the possibility of default. We believe that selected investment in municipal bonds is a sound investment practice. Municipalities have many options for meeting their debt obligations, including decreasing costs and service levels, imposing taxes and selling assets. In many cases, municipal debt issues are insured or in the case of school districts of selected states, backed by specific reserves, which provide a layer of protection to the investor. Access to the credit market and a good credit rating are high priorities of municipal management enabling it to meet its current and future funding needs at a reasonable interest cost. For these reasons, defaults on municipal bonds are very low, well below 1 percent. With the exception of an approximately $14 million portfolio (fair value) of Texas municipal utility district bonds, which has its own criteria for investment, the remaining municipal bonds are almost all rated A or above by at least one national rating service at December 31, 2010. The majority of bonds in our portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as sewer and water. Many of the municipal holdings are also insured or backed by specific school district reserves.

Table 6—Securities Maturity Schedule, shows that the available-for-sale portfolio had a yield of 3.72 percent on December 31, 2010. This compares to 4.38 percent on December 31, 2009. The decrease in portfolio yield for 2010 was the result of security additions, including the reinvestment of cash inflows from scheduled maturities and repayments of mortgage-backed bonds, during a period of unusually low market interest rates and asset yields. More information about investment securities is provided in Note 3 of this report.

Table 6-Securities Maturity Schedule (amortized cost basis)

	December 31, 2010 Maturity Distribution
	One year or less	One through five years	Five through ten years	After ten years	Total
(dollars in thousands)					Amount	Yield(1)

Available-for-sale
Debt Securities:
U.S. treasury notes	$—	$8,014	$—	$—	$8,014	1.39%
U.S. agency	—	13,519	—	—	13,519	1.62%
U.S. agency mortgage-backed, residential (2)	—	75,402	33,565	—	108,967	3.38%
State and municipal	7,395	42,841	33,846	4,714	88,796	4.66%
Total	$7,395	$139,776	$67,411	$4,714	$219,296	3.72%

Yield (1)	3.80%	3.48%	4.03%	6.19%	3.72%

(1) Weighted average yields (tax equivalent basis) were calculated on the amortized cost basis.
(2) U.S. agency mortgage-backed securities are included in the maturity categories based on average expected life.

Restricted investment in bank stocks

At December 31, 2010, PeoplesBank held $4,067,000 in restricted common stock, compared to $4,277,000 at year-end 2009. Investment in restricted stock is a condition of obtaining credit from the Federal Home Loan Bank of Pittsburgh (FHLBP) and the Atlantic Central Bankers Bank (ACBB) organizations. Of the total, $3,992,000 consisted of stock issued by the FHLBP and $75,000 issued by the ACBB. In December 2008, the FHLBP announced the suspension of the payment of dividends on its common stock and its repurchase of capital stock as strategies to preserve its capital. During 2010, the FHLBP partially lifted its restriction on capital stock repurchases. Information about impairment considerations for restricted stock is provided in Note 1-Summary of Significant Accounting Policies.

Loans held for sale

On December 31, 2010, loans held for sale were approximately $5 million, compared to $1.3 million at year-end 2009. PeoplesBank’s mortgage banking staff remained focused on originating and selling residential mortgages without retaining servicing rights. Mortgage loan production, principally from refinances, remained strong throughout 2010 as low market interest rates fueled demand. First time homebuyer tax credits also stimulated demand for mortgages, prior to their expiration in April 2010. These loans are classified on the balance sheet as loans held for sale and reported at the lower of cost or fair value.

Loans

On December 31, 2010, total loans, net of deferred fees, totaled $641 million, a decrease of $5 million or 0.8 percent below the year-end 2009 level. During the current period, the demand for commercial loans slowed markedly in response to the prolonged economic slowdown, depressed real estate markets and high unemployment. With the exception of mortgage refinancing, these same factors continued to depress the demand for consumer loans as well. In contrast, for year-end 2009, commercial related loans increased $72 million or 16 percent above year-end 2008. The increase was due in part to an increase in the business banking staff and the addition of two business banking offices in Maryland during 2008. Commercial loan portfolio growth was also positively impacted in prior years by changes in the competitive landscape caused by the acquisition of local competitors by larger financial institutions headquartered outside of our market area. The average yield (tax equivalent basis) earned on total loans was 5.93 percent for 2010, compared to 5.66 percent for 2009. Table 7 presents the composition of total loans for five year-end periods.

Table 7-Loan Portfolio Composition

	December 31,
(dollars in thousands)	2010	%	2009	%	2008	%	2007	%	2006	%
Commercial, industrial and agricultural	$419,649	65.5	$415,404	64.3	$348,111	60.7	$243,144	54.5	$218,673	53.9
Real estate - construction and land development	95,735	14.9	104,986	16.3	100,088	17.5	83,625	18.8	91,414	22.5
Total commercial related loans	515,384	80.4	520,390	80.6	448,199	78.2	326,769	73.3	310,087	76.4

Real estate - residential mortgages and home equity	76,651	12.0	73,294	11.3	64,928	11.3	55,257	12.4	31,509	7.8
Consumer	48,814	7.6	52,193	8.1	59,951	10.5	63,693	14.3	63,977	15.8
Total consumer related loans	125,465	19.6	125,487	19.4	124,879	21.8	118,950	26.7	95,486	23.6

Total loans	$640,849	100.0	$645,877	100.0	$573,078	100.0	$445,719	100.0	$405,573	100.0

Table 8 shows that, at December 31, 2010, the commercial loan portfolio was comprised of approximately $292 million or 57 percent in fixed rate loans and $224 million or 43 percent in floating rate loans. Comparatively, the mix was 55/45 on December 31, 2009. Floating rate loans reprice periodically with changes in the Wall Street Journal (WSJ) prime rate or LIBOR. Additional loan information can be found in Note 4—Loans, and within the Risk Management section of this report.

Table 8-Selected Loan Maturities and Interest Rate Sensitivity

	December 31, 2010 Maturity Distribution
(dollars in thousands)	1 year or less	1-5 years	over 5 years	Total
Commercial, industrial and agricultural	$54,434	$92,527	$272,688	$419,649
Real estate-construction and land development	52,048	37,768	5,919	95,735
Total commercial related loans	$106,482	$130,295	$278,607	$515,384

Fixed interest rates	$20,436	$68,634	$202,499	$291,569
Floating interest rates	86,046	61,661	76,108	223,815
Total commercial related loans	$106,482	$130,295	$278,607	$515,384

Other assets

On December 31, 2010, other assets totaled $38 million, compared to $37 million on December 31, 2009. Other assets were primarily comprised of foreclosed real estate, prepaid FDIC deposit insurance premium, and investments in bank owned life insurance and real estate partnerships. Foreclosed real estate, net of reserve, totaled $10.6 million at year-end 2010, which is discussed in the Nonperforming Assets section of this report. Prepaid FDIC deposit insurance totaled $2.9 million at year-end 2010. This prepaid asset is being reduced on a quarterly basis and recognized as premium expense to coincide with quarterly FDIC assessments through 2012, as discussed under the Supervision and Regulation section of this report (reference the subheading-FDIC). The investment in life insurance policies relates to a select group of employees and directors. This investment, carried at the cash surrender value of the underlying policies, totaled $13.5 million on December 31, 2010. Also included in other assets is the carrying value of investments in two unrelated real estate partnerships totaling $1.5 million on December 31, 2010. The purpose of these partnerships is to provide low cost housing to income qualified families. PeoplesBank’s role in these real estate partnerships is solely as an investor, with the return being in the form of federal tax credits, which will be realized over a specified number of years. Additional information about investment in bank owned life insurance, real estate partnerships and foreclosed real estate can be found in Note 1 under the appropriate subheadings.

Funding

Deposits

Deposits are the principal source of funding for earning assets. On December 31, 2010, total deposits were $806 million, an increase of $83 million or 12 percent above year-end 2009. The increase in total deposits occurred primarily in money market deposits and, to a lesser degree, time deposits, which were generated from local markets. The Corporation does not rely on brokered deposits to fund its operation. Deposit growth reflected our competitive rates and our clients’ preference for the liquidity and safety of FDIC insured deposit products. The average rate paid on interest bearing deposits was 1.62 percent for 2010, compared to 2.27 percent for 2009. The composition of the Corporation’s deposit portfolio at December 31, 2010, is provided in Note 7—Deposits. On December 31, 2010, the balance of certificates of deposit with a balance of $100,000 and above was $175 million. Of this total, $18 million mature within three months, $12 million mature after three months but within six months, $36 million mature after six months but within twelve months, and the remaining $109 million mature beyond twelve months.

Short-term borrowings and long-term debt

Short-term borrowings are comprised of securities sold under retail repurchase agreements (repo agreements), federal funds purchased from correspondent banks, and credit available through the Federal Home Loan Bank of Pittsburgh (FHLBP) and the Atlantic Central Bankers Bank (ACBB). The interest rate for short-term borrowings reprices daily based on the federal funds rate, LIBOR or other indices depending on the borrowing program. At December 31, 2010, the Corporation maintained an unsecured line of credit of $3 million with ACBB, which is renewable annually. The interest rate on the line is the greater of the Wall Street Journal Prime or 5 percent. There was no outstanding borrowing on the ACBB line at year-end 2010. During 2010, PeoplesBank pledged investment securities to the Federal Reserve Bank of Philadelphia to provide access to Federal Reserve Bank Discount Window borrowings. At December 31, 2010, PeoplesBank had approximately $21 million of collateralized borrowing availability at the Discount Window, and no outstanding borrowing. On December 31, 2010 and 2009, short-term borrowings, comprised solely of repo agreements, totaled $6.8 million and $8.5 million, respectively.

Long-term debt is a secondary funding source for asset growth. On December 31, 2010, long-term debt totaled $51.7 million, compared to $74 million at year-end 2009. The decrease was attributable to payments for maturing FHLBP loans throughout 2010 that were not refinanced. Generally, funds for the payment of long-term debt come from operations. On December 31, 2010, total unused credit with the FHLBP was approximately $75 million. Obligations to the FHLBP are secured by FHLBP stock and qualifying collateral, principally the unpledged portion of PeoplesBank’s investment securities portfolio and qualifying loan receivables, principally mortgage loans. A listing of outstanding long-term debt obligations is provided in Note 8—Short-term Borrowings and Long-term Debt.

During 2009, PeoplesBank borrowed approximately $66 million in term debt from the FHLBP to partially affect a leverage strategy. Maturities were staggered over three years at an average rate of 2.04 percent. PeoplesBank borrowed from the FHLBP to finance investments in securities to generate sufficient net interest spread to cover the cost of the dividends payable on the preferred stock issued in January 2009 as described below in the Shareholders’ Equity and Capital Adequacy section.

Shareholders’ equity and capital adequacy

Shareholders’ equity or capital enables the Corporation to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including: profitability, corporate expansion, balance sheet growth, dividend policy, and regulatory mandates, among others. Total shareholders’ equity was $76.5 million on December 31, 2010, compared to $72 million for year-end 2009. The increase in equity was created through an increase in retained earnings from profitable operations.

As previously reported, on January 9, 2009, the Corporation sold 16,500 shares of $1,000 liquidation value ($2.50 par value) nonvoting cumulative perpetual preferred stock to the U.S. Department of the Treasury (Treasury) under the Treasury’s voluntary Capital Purchase Program (CPP) and received $16.5 million in capital funds. Codorus Valley, which is well capitalized, has been using the capital to sustain loan growth plans and to strengthen its capital base against economic uncertainties. The preferred stock, which qualifies as Tier 1 capital, is generally redeemable at any time in whole or in part in a qualified offering (i.e., a minimum of 25 percent of the issue price) with regulatory permission. The dividend on the preferred stock is 5 percent per annum for the first five years, and 9 percent thereafter and is paid quarterly. Under the CPP, the Corporation was also required to issue a warrant (option) to the Treasury to allow the Treasury to purchase 263,859 shares of common stock at an initial exercise price of $9.38 per share (subject to adjustment for stock dividends, splits, etc.). The 10-year warrant can be exercised by the Treasury at any time on or before January 9, 2019. The allocation of the $16.5 million of proceeds between the preferred stock and the warrant is provided in Note 11-Shareholders’ Equity. The CPP places restrictions on the ability of participating institutions, without obtaining permission from the Treasury, to increase dividends and repurchase the Corporation’s common stock. The CPP also places restrictions on incentive compensation to senior executives. The annual after-tax cost of the preferred stock is approximately $982,000, ($825,000 in dividends plus $157,000 for the average implied cost of the warrant), which is charged to retained earnings. Management initiated an $80 million leverage strategy to generate sufficient income to offset costs associated with the dividends payable on the preferred stock. The leverage strategy, which was completed in April 2009, involved borrowing from the Federal Home Loan Bank of Pittsburgh and investing the proceeds in investment grade securities to achieve a two percent net interest margin.

The Corporation anticipates that it will apply for participation in the Treasury’s Small Business Lending Fund (SBLF) in the first quarter of 2011. A summary of the SBLF can be found under the Supervision and Regulation section of this report by referencing the Small Business Jobs and Credit Act of 2010. Management plans to request $25 million in capital, of which $16.5 million would be used to refinance, with applicable regulatory approvals, all of the outstanding preferred stock issued under the Treasury’s CPP. There are no immediate plans to repurchase the outstanding common stock warrant issued under the CPP. Funds from the SBLF will be used primarily to support increased lending to creditworthy small businesses. The SBLF provides an attractive opportunity to the Corporation to obtain Tier 1 capital, lower the dividend rate and to remove restrictions associated with the Capital Purchase Program.

The Corporation typically pays cash dividends on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other factors. Annual cash dividends per common share totaled $0.25 for 2010, compared to $0.26 for 2009. The level of dividends for both years reflected our focus on preserving capital in response to economic uncertainty and earnings and credit quality challenges. On January 11, 2011, the Board declared a regular cash dividend of $0.08 per share, payable on or before February 8, 2011, to shareholders of record on January 25, 2011. The Corporation’s participation in the U.S. Department of the Treasury’s Capital Purchase Program (CPP) requires regulatory approval to increase quarterly cash dividends on common stock above $0.12 cents per share. The $0.12 cents per share cap represents the dividend that was paid just prior to the Corporation’s participation in the CPP.

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

Table 9-Capital Ratios

	Ratios at December 31,		Federal Minimum Required	Federal Well Capitalized		Capital * at December 31,
(dollars in thousands)	2010	2009				2010	2009

Tier 1 risk-based capital
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	12.51%	11.83%	4.00%	n/a	%	$84,116	$79,286
PeoplesBank	12.13	11.25	4.00	6.00		81,292	74,945

Total risk-based capital
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	13.64%	12.90%	8.00%	n/a	%	$91,742	$86,461
PeoplesBank	13.27	12.33	8.00	10.00		88,918	82,120

Leverage
(Tier 1 capital as a percentage of average total assets)
Codorus Valley Bancorp, Inc. (consolidated)	8.81%	9.11%	4.00%	n/a	%	$84,116	$79,286
PeoplesBank	8.54	8.66	4.00	5.00		81,292	74,945

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

The Corporation uses loan-to-value ratios (LTV ratios), establishing generally acceptable ratios of the loan amount to the value of the collateral securing the loan, to minimize the risk of loss from the loan portfolio. At December 31, 2010, the LTV ratios listed below were in effect.

Loan type	LTV ratio%
Residential, owner occupied 1-4 units, tax assessment	90
Residential, owner occupied 1-4 units, certified appraisal	80
Residential, non-owner occupied 1-4 units, certified appraisal	75
Residential, 5 or more units	75
Agricultural	75
Commercial	70
Industrial	65
Vacant land (depending on improvements, approvals)	60-70

An acceptable valuation is required on all real estate secured loans. Generally, an appraisal performed by an independent licensed appraiser is required for real estate secured loans where the amount is above $100,000, or is non-owner occupied, or if the LTV ratio is above 70 percent for commercial property or above 90 percent of the tax assessed value for owner occupied residential property. Exceptions to LTV ratios and the use of a licensed appraiser are sometimes made by management or the Board of Directors when there are compensating factors.

One component of the internal credit risk review is the identification and management of industry concentrations, defined as greater than 10 percent of the total loan portfolio. At year-end 2010 and 2009, the Corporation had two industry concentrations that exceeded 10 percent of the total loan portfolio: builders & developers was 14.9 and 16.3 percent of the portfolio, respectively; and commercial real estate investor was 14.9 and 15.1 percent of the portfolio, respectively. Loans to borrowers within these industries are usually collateralized by real estate.

In addition to a comprehensive lending policy, numerous internal reviews of loan and foreclosed real estate portfolios occur throughout the year. Loan portfolios are also reviewed by independent auditors in connection with their annual financial statement audit and are examined periodically by bank regulators.

Nonperforming assets

The following table presents a five-year history of asset categories posing the greatest risk of loss and related ratios. Management generally places a loan on nonaccrual status and ceases accruing interest income when loan payment performance is unsatisfactory and/or the loan is past due 90 days or more. Loans past due 90 days or more and still accruing interest are contractually past due, but well collateralized and in the process of collection. The final category, foreclosed real estate, is real estate acquired to satisfy loans owed to PeoplesBank. The paragraphs below explain significant changes in the aforementioned categories for December 31, 2010, compared to December 31, 2009.

Nonperforming assets are reviewed by management each month. Management generally relies on appraisals performed by independent licensed appraisers to determine the value of impaired, collateral-dependent loans. In instances where the value of the collateral minus estimated selling costs is less than the net carrying amount of the loan, a loss allowance is established for that difference by recording a loss provision to the income statement. When it is probable that some portion or all of the loan balance will not be collected that portion is charged off as loss against the allowance. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Table 10-Nonperforming Assets

	December 31,
(dollars in thousands)	2010		2009		2008		2007		2006

Nonaccrual loans	$18,524		$25,558		$8,396		$9,411		$4,368
Accruing loans that are contractually past due 90 days or more as to principal or interest	197		40		61		222		4
Foreclosed real estate, net of allowance	10,572		9,314		2,052		403		38
Total nonperforming assets	$29,293		$34,912		$10,509		$10,036		$4,410

Ratios:
Nonaccrual loans as a % of total year-end loans	2.89%		3.96%		1.47%		2.11%		1.08%

Nonperforming assets as a % of total year-end loans and net foreclosed real estate	4.50%		5.33%		1.83%		2.25%		1.09%

Nonperforming assets as a % of total year-end shareholders’ equity	38.27%		48.48%		20.14%		20.73%		10.31%

Allowance for loan losses as a multiple of nonaccrual loans	.4	x	.3	x	.6	x	.4	x	.7	x

The level of nonperforming assets was relatively high for both periods primarily as a result of prolonged weakened economic conditions and the corresponding effects it has had on our commercial borrowers.

Nonaccrual loans

On December 31, 2010, nonaccrual loans consisted of collateralized commercial and residential mortgage loans, and consumer loans. The nonaccrual loan portfolio balance totaled $18,524,000 on December 31, 2010, a decrease of $7,034,000 or 28 percent, compared to year-end 2009. The decrease resulted primarily from the reclassification of several nonaccrual loans to foreclosed real estate and, to a lesser degree, payments by borrowers. On December 31, 2010, the nonaccrual loans portfolio was comprised of twenty unrelated accounts ranging in size from $20,000 to $4,842,000. Five unrelated commercial loan accounts, which represent 86 percent of the total nonaccrual loan portfolio balance, are described below.

We evaluate the adequacy of the allowance for loan losses at least quarterly and have established a loss allowance for selected accounts where the net realizable value of the collateral is insufficient to repay the loan. Collection efforts, including modification of contractual terms for individual accounts based on prevailing market conditions and liquidation of collateral assets, are being employed to maximize recovery. Further provisions for loan losses may be required on nonaccrual loans when additional information becomes available or conditions change or as required by bank regulators.

Loan no. 1—PeoplesBank owns a 62.5 percent participation loan interest, and its share of the outstanding principal balance of the loan is $4,842,000. The collateral supporting this out of market loan is a 55 acre parcel of improved real estate, which is zoned commercial use. In December 2010, the borrower abruptly ceased operation and declared bankruptcy. As of December 31, 2010 we established a $675,000 loss allowance for this account based on the results of an independent appraisal of the primary property supporting this loan. We are presently in the process of evaluating the value of the remaining collateral, the repayment capacity of the guarantors, and our recovery options.

Loan no. 2— PeoplesBank owns a 27 percent participation loan interest, and its share of the outstanding principal balance of the loan is $4,345,000. The collateral supporting the loan is approximately 110 acres of undeveloped land, which is zoned mixed office. Based on a recent appraisal of the real estate, we believe that the loan is adequately collateralized. We may also rely on the personal guarantors of the loan, if necessary, for payment.

Loan no. 3— The outstanding principal loan balance is $3,680,000. This account is collateralized by three acres of improved real estate located in a major commercial district, a small parcel of improved real estate and the assignment of a personal loan from a third-party whose payments are current. Based on recent appraisals of the real estate, we believe that the loan is adequately collateralized. The borrower is presently operating under a troubled debt restructuring.

Loan no. 4—The outstanding principal loan balance is $1,617,000. This account is collateralized by the borrower’s personal residence, which is presently listed for sale, and a 9.5 acre parcel of unimproved land that is under contract of sale. The loan appears to be adequately collateralized. Subsequent to year-end 2010, the borrower provided a deed-in-lieu of foreclosure for the personal residence resulting in its reclassification to foreclosed real estate.

Loan no. 5—PeoplesBank owns an approximately 29 percent participation loan interest and its share of the outstanding principal balance of the loan is $1,514,000. The original collateral supporting the loan was an 81 unit condominium building. As a result of unit sales, the borrower has reduced the principal amount of PeoplesBank’s share of the loan by $2,826,000 during 2010. The borrower is presently attempting to liquidate the remaining 20 units.

For 2010, the gross interest income that would have been recorded if the nonaccrual loans had been current in accordance with their original terms and current throughout the period was approximately $1,324,000. The amount of interest income on those nonaccrual loans that was included in net income for 2010 was approximately $987,000. The interest income recognized on impaired loans, which includes nonaccrual loans, in Note 5-Loan Quality is a lesser amount because it includes interest income only from the time the loan was impaired.

Foreclosed real estate

On December 31, 2010, foreclosed real estate, net of allowance, totaled $10,572,000, compared to $9,134,000 at December 31, 2009. During 2010, five foreclosed commercial properties were fully liquidated with a carrying value of $5,844,000, which resulted in the recognition of a net gain totaling $110,000. The net gain was included in foreclosed real estate expense. Also during that period, other properties were partially liquidated and several properties were added to the foreclosed real estate portfolio as indicated below. On December 31, 2010, the portfolio was comprised of eight unrelated accounts ranging in size from $36,000 to $3,975,000, which we are actively attempting to liquidate. If a valuation allowance for possible loss was established for a particular property it is so noted in the property description below. Further valuation allowances may be required on any foreclosed property as additional information becomes available or conditions change. Foreclosed real estate is included in the other assets category on the Corporation’s balance sheet. Five unrelated foreclosed real estate properties, which represent 97 percent of the total foreclosed real estate portfolio balance, are described below.

Property no. 1—The carrying amount of this office building property is $3,975,000, which reflects additions for capital improvements, and a $1,299,000 second quarter charge-off to the allowance for loan losses that was reserved for in a prior period. During 2010, the Corporation incurred approximately $1,500,000 of pre-leasing expenses associated with operations, legal, architectural, leasing broker commissions, permits and taxes. A reputable tenant has signed a lease agreement to lease the majority of the building, and the lease agreement has been assigned to the Corporation. Shell and tenant improvements to the building are underway. Future plans call for tenant stabilization and sale of the property. This account was reclassified from a nonaccrual loan to foreclosed real estate during the second quarter of this year.

Property no. 2— The carrying amount of this property is $2,024,000, which is net of a $1,274,000 allowance for probable loss based on an independent appraisal less estimated selling costs. This account is collateralized by 266 acres of unimproved land that is zoned for residential development. During the first quarter of this year, PeoplesBank acquired the real estate at a sheriff’s sale based on the Bank’s mortgage.

Property no. 3— The carrying amount of this property is $2,423,000, which is net of a $292,000 allowance for probable loss based on an independent appraisal less estimated selling costs. This account is collaterized by 136 approved residential building lots. Of this total, 27 lots are improved. During 2010, we disbursed $1,145,000 to purchase the interest of a participating bank to gain sole ownership of the property. Also during the year we charged off $574,000 to the allowance for loan losses. Of the total charge-off amount, $417,000 was reserved for in a prior period. This account was reclassified from a nonaccrual loan to foreclosed real estate during the second quarter of this year.

Property no. 4— PeoplesBank has a 64 percent interest in 42 improved lots within a 20.6 acre established residential subdivision, which represents the original collateral. During June of this year a purchase agreement was executed which permits the buyer to develop and sell the lots over a two year period. Through year-end 2010, PeoplesBank received $134,000 from the sale of four lots. The carrying value of PeoplesBank’s interest was $1,302,000 at December 31, 2010.

Property no. 5—PeoplesBank has an 80.4 percent interest in 1.2 acres of improved real estate, which is zoned commercial use. The carrying value of PeoplesBank’s interest is $517,000. Full recovery is expected to come from the sale of the property.

Potential problem loans

On December 31, 2010, there were approximately $4.1 million in potential problem loans closely monitored by management. Potential problem loans consist of loans classified as substandard where we have doubts as to the ability of the borrower to comply with present repayment terms, and which are not disclosed in Table 10. A loss allowance totaling $400,000 was established at December 31, 2010, for those potential problem commercial loans that, in our judgment, were inadequately collateralized. Comparatively, we were monitoring approximately $7.9 million in potential problem loans at December 31, 2009.

Allowance for loan losses

Although the Corporation maintains sound credit policies, certain loans deteriorate and must be charged off as losses. The allowance for loan losses is maintained to absorb losses inherent in the portfolio. The allowance is increased by provisions charged to expense and is reduced by loan charge offs, net of recoveries. The allowance is based upon management’s continuous evaluation of the loan portfolio coupled with a formal review of adequacy on a quarterly basis, which is subject to review and approval by the Board. An overview of the methodology and key factors that we use in evaluating the adequacy of the allowance and loan impairment is provided in Note 1 of this report.

Determining the level of the allowance for probable loan losses at any given period is difficult, particularly during deteriorating or uncertain economic periods. We must make estimates using assumptions and information which are often subjective and fluid. Table 11—Analysis of Allowance for Loan Losses presents an analysis of the activity in the allowance for loan losses over a five-year period. A more detailed analysis of the allowance for the current year is provided in Note 5 of this report. Table 12—Allocation of Allowance for Loan Losses presents an allocation of the allowance for loan losses by major loan category. During 2009, the analysis of adequacy of the allowance was refined to better measure risks associated with quantitative and qualitative risk factors applied to pooled industry segments. As a result, the unallocated component of the allowance for loan losses decreased for December 31, 2009, compared to prior years. Generally, the unallocated component for years ended 2010 and 2009 reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the loan portfolio.

The allowance was $7,626,000 or 1.19 percent of total loans, on December 31, 2010, compared to $7,175,000 and 1.11 percent, respectively, on December 31, 2009. The increase in the allowance reflects credit quality issues for selected commercial real estate loans and was based on our estimate of the amount necessary to bring the allowance to a level reflective of the risk in the loan portfolio. We considered macro-economic factors that could adversely affect the ability of PeoplesBank’s loan clients to repay their loans, including the high level of unemployment and the probable continuation of a downturn in the commercial real estate market. Based on our evaluation of probable loan losses in the current portfolio, we believe that the allowance is adequate to support losses inherent in the loan portfolio on December 31, 2010.

Table 11-Analysis of Allowance for Loan Losses

(dollars in thousands)	2010	2009	2008	2007	2006

Balance - beginning of year	$7,175	$4,690	$3,434	$3,126	$2,538
Provision charged (recovery credited) to operating expense	2,990	3,715	1,870	(554)	650
Loans charged off
Commercial, industrial, and agricultural	1,519	750	16	7	104
Real estate-construction and land development	789	310	481	—	—
Real estate-residential and home equity	61	19	24	31	27
Consumer	268	225	141	28	19
Total loans charged off	2,637	1,304	662	66	150
Recoveries
Commercial, industrial, and agricultural	24	16	41	886	58
Real estate-residential and home equity	—	6	2	16	3
Consumer	74	52	5	26	27
Total recoveries	98	74	48	928	88
Net (recoveries) charge offs	2,539	1,230	614	(862)	62
Balance - end of year	$7,626	$7,175	$4,690	$3,434	$3,126

Ratios
Net (recoveries) charge offs as a % of average total loans	0.39%	0.20%	0.13%	(0.20)%	0.02%
Allowance for loan losses as a % of total loans	1.19%	1.11%	0.82%	0.77%	0.77%
Allowance for loan losses as a % of nonaccrual loans and loans past due 90 days or more	41%	28%	56%	36%	71%

The trend of increased loan charge offs reflects prolonged weak economic conditions and the effects they had on our commercial borrowers.

Table 12-Allocation of Allowance for Loan Losses

	December 31,
	2010		2009		2008		2007		2006
(dollars in thousands)	Amount	% Total Loans	Amount	% Total Loans	Amount	% Total Loans	Amount	% Total Loans	Amount	% Total Loans

Commercial, industrial and agricultural	$5,226	65.5	$4,974	64.3	$2,480	60.7	$1,622	54.5	$1,500	53.9
Real estate - construction and land development	1,561	14.9	1,837	16.3	1,016	17.5	615	18.8	549	22.5
Total commercial related	6,787	80.4	6,811	80.6	3,496	78.2	2,237	73.3	2,049	76.4

Real estate - residential mortgages and home equity	30	12.0	32	11.3	31	11.3	22	12.4	22	7.8
Consumer	284	7.6	188	8.1	212	10.5	147	14.3	122	15.8
Total consumer related	314	19.6	220	19.4	243	21.8	169	26.7	144	23.6

Unallocated	525	n/a	144	n/a	951	n/a	1,028	n/a	933	n/a

Total	$7,626	100.0	$7,175	100.0	$4,690	100.0	$3,434	100.0	$3,126	100.0

The specific allocation for any particular loan category may be reallocated in the future as risk assessments change. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire loan portfolio.

Liquidity

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan customers, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, it provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are scheduled investment security maturities and cash inflows, funds received from customer loan payments, and asset sales. The primary sources of liability liquidity are deposit growth, short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At year-end 2010, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $97 million and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $75 million. The Corporation’s loan-to-deposit ratio was 79 percent for year-end 2010, compared to 89 percent for year-end 2009. The decrease in the ratio was the result of deposit growth outpacing loan growth in 2010.

Off-Balance sheet arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Financial instruments with off-balance sheet risk are disclosed in Note 15-Commitments to Extend Credit of this report and totaled $197 million at December 31, 2010, compared to $175 million at December 31, 2009. Normally these commitments have fixed expiration dates or termination clauses and are for specific purposes.

Accordingly, many of the commitments are expected to expire without being drawn and therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Impact of inflation and changing prices

The majority of assets and liabilities of a financial institution are monetary in nature and; therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation may impact the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio. Inflation may also significantly affect noninterest expenses, which tend to rise during periods of general inflation. The level of inflation can be measured by the change in the Consumer Price Index (CPI) for all urban consumers (December vs. December). The change in the CPI for 2010 was 1.5 percent, compared to 2.7 percent for 2009 and 0.1 percent for 2008.

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

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, with an emphasis on Internal Control Over Financial Reporting-Guidance for Smaller Public Companies, also issued by COSO. Based on this assessment, management concluded that, as of December 31, 2010, the Corporation’s internal control over financial reporting is effective based on those criteria.

This Annual Report does not include an attestation report of the Corporation’s independent registered public accounting firm regarding internal control over financial reporting as no such report is required. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in this Annual Report.

/s/ Larry J. Miller	/s/ Jann A. Weaver
Larry J. Miller	Jann A. Weaver
(Principal Executive Officer)	(Principal Financial and Accounting
Vice-Chairman, President	Officer) Treasurer, and
and Chief Executive Officer	Assistant Secretary

March 22, 2011

Item 8: Financial statements and supplementary data
Codorus Valley Bancorp, Inc.
Consolidated Balance Sheets

	December 31,
(dollars in thousands, except share and per share data)	2010	2009
Assets
Interest bearing deposits with banks	$32,219	$14,545
Cash and due from banks	8,050	8,634
Federal funds sold	3,000	3,000
Total cash and cash equivalents	43,269	26,179
Securities, available-for-sale	222,536	174,177
Restricted investment in bank stocks, at cost	4,067	4,277
Loans held for sale	4,990	1,266
Loans (net of deferred fees of $713 - 2010 and $766 - 2009)	640,849	645,877
Less-allowance for loan losses	(7,626)	(7,175)
Net loans	633,223	638,702
Premises and equipment, net	10,766	11,223
Other assets	38,481	37,007
Total assets	$957,332	$892,831

Liabilities
Deposits
Noninterest bearing	$65,642	$55,583
Interest bearing	740,468	667,374
Total deposits	806,110	722,957
Short-term borrowings	6,763	8,466
Long-term debt	51,732	73,972
Junior subordinated debt	10,310	10,310
Other liabilities	5,878	5,114
Total liabilities	880,793	820,819

Shareholders’ equity
Preferred stock, par value $2.50 per share; $1,000 liquidation preference, 1,000,000 shares authorized; 16,500 shares issued and outstanding - 2010 and 2009	15,983	15,828
Common stock, par value $2.50 per share; 10,000,000 shares authorized; 4,131,802 shares issued and outstanding - 2010 and 4,074,636 - 2009	10,330	10,187
Additional paid-in capital	37,290	37,004
Retained earnings	10,798	6,592
Accumulated other comprehensive income	2,138	2,401
Total shareholders’ equity	76,539	72,012
Total liabilities and shareholders’ equity	$957,332	$892,831

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Income

	Years ended December 31,
(dollars in thousands, except per share data)	2010	2009	2008
Interest income
Loans, including fees	$38,151	$34,750	$32,705
Investment securities:
Taxable	3,354	3,414	2,380
Tax-exempt	2,442	2,086	1,262
Dividends	7	12	51
Other	73	48	334
Total interest income	44,027	40,310	36,732

Interest expense
Deposits	11,397	14,202	14,354
Federal funds purchased and other short-term borrowings	88	53	83
Long-term and junior subordinated debt	1,669	2,103	1,372
Total interest expense	13,154	16,358	15,809
Net interest income	30,873	23,952	20,923

Provision for loan losses	2,990	3,715	1,870
Net interest income after provision for loan losses	27,883	20,237	19,053

Noninterest income
Trust and investment services fees	1,420	1,348	1,276
Income from mutual fund, annuity and insurance sales	1,477	1,345	1,829
Service charges on deposit accounts	2,471	2,347	2,273
Income from bank owned life insurance	637	636	308
Other income	601	572	477
Gain on sales of loans held for sale	860	960	379
Gain on sales of securities	108	289	123
Total noninterest income	7,574	7,497	6,665

Noninterest expense
Personnel	13,276	13,099	11,451
Occupancy of premises, net	1,926	1,792	1,586
Furniture and equipment	1,670	1,663	1,437
Postage, stationery and supplies	516	465	471
Professional and legal	488	411	462
Marketing and advertising	700	626	712
FDIC insurance	1,297	1,477	342
Debit card processing	585	512	493
Charitable donations	523	250	663
Telephone	560	508	225
Foreclosed real estate including (gains) losses on sales	3,275	487	204
Impaired loan carrying costs	972	744	158
Other	2,328	2,457	1,840
Total noninterest expense	28,116	24,491	20,044
Income before income taxes (benefit)	7,341	3,243	5,674
Provision (benefit) for income taxes	1,133	(191)	1,209
Net income	6,208	3,434	4,465
Preferred stock dividends and discount accretion	980	957	—
Net income available to common shareholders	$5,228	$2,477	$4,465
Net income per common share, basic	$1.28	$0.61	$1.13
Net income per common share, diluted	$1.28	$0.61	$1.12

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2010	2009	2008

Cash flows from operating activities
Net income	$6,208	$3,434	$4,465
Adjustments to reconcile net income to cash provided by operations:
Depreciation/amortization	1,363	1,394	1,213
Net amortization (accretion) of securities	1,181	689	(64)
Amortization of deferred loan origination fees and costs	323	255	194
Amortization of intangible assets	40	40	39
Provision for loan losses	2,990	3,715	1,870
Provision for losses on foreclosed real estate	1,566	189	—
Deferred income tax benefit	(1,144)	(2,014)	(710)
Amortization of investment in real estate partnerships	562	541	522
Increase in cash surrender value of life insurance investment	(637)	(636)	(308)
Originations of loans held for sale	(55,445)	(76,264)	(30,792)
Proceeds from sales of loans held for sale	52,421	79,345	30,385
Gain on sales of loans held for sale	(860)	(960)	(379)
Gain on sales of securities available-for-sale	(108)	(291)	(123)
Loss on sales of securities held-to-maturity	—	2	—
Loss on disposal of premises and equipment	8	7	16
Gain on sales of held for sale assets	(35)	—	—
Gain on sales of foreclosed real estate	(110)	(114)	—
Stock-based compensation expense	157	203	65
(Increase) decrease in accrued interest receivable	(163)	(927)	205
Decrease (increase) in other assets	755	(3,915)	(624)
Decrease in accrued interest payable	(65)	(54)	(32)
Increase in other liabilities	835	496	447
Net cash provided by operating activities	9,842	5,135	6,389

Cash flows from investing activities
Securities, available-for-sale
Purchases	(92,829)	(132,209)	(16,015)
Maturities, repayments and calls	38,153	23,642	18,222
Sales	4,845	8,947	6,639
Securities, held-to-maturity
Calls	—	519	1,036
Sales	—	933	—
Net decrease (increase) in restricted investment in bank stocks	210	(1,585)	(1,221)
Net increase in loans made to customers	(6,776)	(77,979)	(134,650)
Purchases of premises and equipment	(914)	(1,231)	(2,877)
Investment in life insurance	(7)	(6)	(3,971)
Proceeds from held for sale assets	542	—	—
Investment in foreclosed real estate	(1,705)	(118)	(30)
Proceeds from sales of foreclosed real estate	8,094	462	—
Net cash used in investing activities	(50,387)	(178,625)	(132,867)

Cash flows from financing activities
Net increase (decrease) in demand and savings deposits	54,026	69,205	(6,059)
Net increase in time deposits	29,127	55,623	92,220
Net (decrease) increase in short-term borrowings	(1,703)	(9,817)	18,283
Proceeds from issuance of long-term debt	—	76,000	—
Repayment of long-term debt	(22,240)	(21,214)	(1,164)
Cash dividends paid to preferred shareholders	(825)	(701)	—
Cash dividends paid to common shareholders	(1,022)	(1,048)	(2,006)
Net proceeds from issuance of preferred stock and common stock warrants	—	16,461	—
Issuance of common stock	272	285	1,054
Purchase of treasury stock	—	—	(127)
Reissuance of treasury stock	—	—	104
Cash paid in lieu of fractional shares	—	—	(5)
Net cash provided by financing activities	57,635	184,794	102,300
Net increase (decrease) in cash and cash equivalents	17,090	11,304	(24,178)
Cash and cash equivalents at beginning of year	26,179	14,875	39,053
Cash and cash equivalents at end of year	$43,269	$26,179	$14,875

Supplemental disclosures
Interest paid on deposits and borrowed funds	$13,219	$16,412	$15,840
Income taxes paid	$1,719	$1,101	$1,480

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance, January 1, 2008	$—	$9,347	$32,516	$6,267	$285	$—	$48,415
Cumulative effect of initial recognition of split-dollar life insurance liability				(703)			(703)
Comprehensive income:
Net income				4,465			4,465
Other comprehensive income, net of tax:
Unrealized gain on securities, net					919		919
Total comprehensive income							5,384
Common stock cash dividends ($0.506 per share, adjusted)				(2,006)			(2,006)
Common stock 5% stock dividend - 187,363 shares at fair value		469	2,492	(2,966)			(5)
Purchase of 8,002 shares for treasury						(127)	(127)
Stock-based compensation			65				65
Issuance of common stock:
62,710 shares under stock option plans		157	661				818
17,365 shares under the dividend reinvestment and stock purchase plan		44	148				192
6,581 shares under the employee stock purchase plan		16	28				44
4,064 shares of stock-based compensation awards		10	(10)				—
Re-issuance of 8,002 shares under employee stock purchase plan			(23)			127	104

Balance, December 31, 2008	—	10,043	35,877	5,057	1,204	—	52,181
Comprehensive income:
Net income				3,434			3,434
Other comprehensive income, net of tax:
Unrealized gain on securities, net					1,197		1,197
Total comprehensive income							4,631
Preferred stock and common stock warrants issued, net of issuance costs of $39	15,678		783				16,461
Preferred stock discount accretion	150			(150)			—
Common stock cash dividends ($0.26 per share)				(1,048)			(1,048)
Preferred stock dividends				(701)			(701)
Stock-based compensation			203				203
Issuance of common stock:
27,773 shares under the dividend reinvestment and stock purchase plan		70	136				206
16,163 shares under the employee stock purchase plan		40	39				79
13,667 shares of stock-based compensation awards		34	(34)				—

Balance, December 31, 2009	15,828	10,187	37,004	6,592	2,401	—	72,012
Comprehensive income:
Net income				6,208			6,208
Other comprehensive income, net of tax:
Unrealized losses on securities, net					(263)		(263)
Total comprehensive income							5,945
Preferred stock discount accretion	155			(155)			—
Common stock cash dividends ($0.25 per share)				(1,022)			(1,022)
Preferred stock dividends				(825)			(825)
Stock-based compensation			157				157
Issuance of common stock:
24,463 shares under dividend reinvestment and stock purchase plan		61	136				197
14,316 shares under employee stock purchase plan		36	39				75
18,306 shares of stock-based compensation awards		46	(46)				—

Balance, December 31, 2010	$15,983	$10,330	$37,290	$10,798	$2,138	$—	$76,539

See accompanying notes.

Codorus Valley Bancorp, Inc.
Notes to Consolidated Financial Statements

NOTE 1-Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation
Codorus Valley Bancorp, Inc. (Corporation or Codorus Valley) is a one-bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (PeoplesBank or Bank). PeoplesBank operates two wholly-owned subsidiaries, Codorus Valley Financial Advisors, Inc. (formerly SYC Insurance Services, Inc.) which sells nondeposit investment products, and SYC Settlement Services, Inc., which provides real estate settlement services. In addition, PeoplesBank may periodically create nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending the liquidation of these properties. PeoplesBank operates under a state charter and is subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. The Corporation is subject to regulation by the Federal Reserve Board and the state of Pennsylvania.

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and its wholly-owned nonbank subsidiary, SYC Realty Company, Inc. SYC Realty, which was inactive for reportable periods prior to 2008, is primarily used to hold foreclosed properties obtained by PeoplesBank pending the liquidation of these properties. The accounts of CVB Statutory Trust No. 1 and No. 2 are not included in the consolidated financial statements as discussed in Note 9. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

In accordance with FASB ASC Topic 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of December 31, 2010 through the date these financial statements were issued.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”. SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification” as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. The new standard became effective for interim and annual periods ending after September 15, 2009. The adoption of this statement did not have a material impact on the Corporation’s consolidated financial position or results of operations. Technical references to generally accepted accounting principals included in the Notes to Consolidated Financial Statements are provided under the new codification.

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

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management must first assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the cost basis of the investment will be recovered. The assessment of the probability of recovery would consider, among other things, the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer. More information about investment securities is provided in Note 3 of this report.

Restricted Stock
Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of December 31, 2010 and 2009, consists primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (FHLBP) and to a lesser degree Atlantic Central Bankers Bank (ACBB). Under the FHLBP’s Capital Plan, PeoplesBank is required to maintain a minimum member stock investment, both as a condition of becoming and remaining a member and as a condition of obtaining loans from the FHLBP. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors. In December 2008, the FHLBP notified member banks that it was suspending dividend payments and the repurchase of capital stock. During 2010, FHLBP partially lifted its restriction on capital stock repurchases.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted, (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during 2010 and 2009.

Loans Held for Sale
Loans held for sale are reported at the lower of cost or fair value, as determined in the aggregate as determined by commitments from investors or current investor yield requirements. The amount by which cost exceeds fair value, if any, is accounted for as a valuation allowance and is charged to expense in the period of the change.

Loans
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff, are stated at their outstanding unpaid principal balances less amounts charged off, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Generally, loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) over the contractual life of the loan. The loans receivable portfolio is segmented into commercial and consumer loans. Commercial loans consist of the following industry classes: builder & developer, commercial real estate investor, residential real estate investor, hotel/motel, wholesale & retail, agriculture, manufacturing and all other. Consumer loans consist of the following classes: residential mortgage, home equity and all other.

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to the Corporation’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

Allowance for Loan Losses
The allowance for loan losses represents our estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. The Corporation performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired, generally substandard and nonaccrual loans. For loans that are classified as impaired, an allowance is established when the collateral value (or discounted cash flows or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these classes of loans, adjusted for qualitative (environmental) risk factors. Historical loss rates are based on a two year rolling average of net charge-offs. Qualitative risk factors that supplement historical losses in the evaluation of loan pools include:

•	Changes in national and local economies and business conditions
•	Changes in the value of collateral for collateral dependent loans
•	Changes in the level of concentrations of credit
•	Changes in the volume and severity of classified and past due loans
•	Changes in the nature and volume of the portfolio
•	Changes in collection, charge-off, and recovery procedures
•	Changes in underwriting standards and loan terms
•	Changes in the quality of the loan review system
•	Changes in the experience/ability of lending management and key lending staff

•	Regulatory and legal regulations that could affect the level of credit losses
•	Other pertinent environmental factors

Each factor is assigned a value to reflect improving, stable or declining conditions based on the Corporation’s best judgment using relevant information available at the time of the evaluation. An unallocated component is maintained to cover uncertainties that could affect the Corporation’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the loan portfolio.

As disclosed in Note 4-Loans, the Corporation engages in commercial and consumer lending. Loans are made within the Corporation’s primary market area and surrounding areas, and include the purchase of whole loan and participation interests in loans from other financial institutions. Commercial related loans, which pose the greatest risk of loss to the Corporation, whether originated or purchased, are generally secured by real estate. Within the broad commercial loan segment, the builder & developer and commercial real estate investor loan classes generally present a higher level of risk then other commercial loan classifications. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties, unstable real estate prices and the dependency upon successful construction and sale or operation of the real estate project.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The Corporation determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Commercial loans, most of which are collateral dependent, that are deemed impaired are evaluated for impairment loss based on the fair value of the collateral. Commercial loans that are not collateral dependent will rely on the present value of expected future cash flows discounted at the loan’s effective interest rate to determine impairment loss. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual residential mortgage loans, home equity loans and other consumer loans for impairment disclosures, unless such loans are the subject of a troubled debt restructuring agreement.

An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value less estimated selling costs (i.e., net realizable value). For commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are generally discounted to provide for selling costs and other factors to determine an estimate of the net realizable value of the property.

For commercial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

Loans whose terms are modified are classified as troubled debt restructurings if the Corporation grants borrowers experiencing financial difficulties concessions that it would not otherwise consider. Concessions granted under a troubled debt restructuring may involve a reduction in interest rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for a reasonable period of time, generally six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired.

Federal regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to the Corporation. Based on a comprehensive analysis of the loan portfolio, the Corporation believes that the current level of the allowance for loan losses is adequate.

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

Premises and Equipment
Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation expense is calculated principally on the straight-line method over the assets’ estimated useful lives. Estimated useful lives are ten to forty years for buildings and improvements, three to ten years for furniture and equipment and three to five years for computer equipment and software. Maintenance and repairs are charged to expense as incurred. The cost of significant improvements to existing assets is capitalized and amortized over the shorter of the asset’s useful life or related lease term. When facilities are retired or otherwise disposed of, the depreciated cost is removed from the asset accounts, and any gain or loss is reflected in the statement of income.

Foreclosed Real Estate
Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding, property that is acquired through acceptance of a deed-in-lieu of foreclosure and property that has not yet been acquired but which is classified as an insubstance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Appraisals are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition. Revenue and expense from operations and changes in the valuation allowance are included in expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At December 31, 2010, foreclosed real estate, net of allowance was $10,572,000, compared to $9,314,000 for December 31, 2009.

Investments in Real Estate Partnerships
In March 2003, PeoplesBank acquired a 73.47 percent limited partner interest in a real estate joint venture known as Village Court, which was formed to develop, construct, own and operate a 60-unit affordable housing complex located in Dover Township, York County, Pennsylvania. Construction of the housing complex was completed in the fourth quarter of 2004 and the complex was fully leased by December 31, 2004. The investment balance included in other assets was $1,148,000 at December 31,

2010, compared to $1,439,000 at December 31, 2009. Additionally, PeoplesBank is a 99.99 percent limited partner in a real estate joint venture known as SMB Properties that rehabilitated and now operates seven buildings in the City of York, Pennsylvania as part of a revitalization initiative. The buildings provide low-income housing to qualified families and, to a lesser degree, space for commercial purposes. The investment balance included in other assets was $303,000 at December 31, 2010, compared to $574,000 at December 31, 2009.

Investment and related tax credits are accounted for under the effective yield method of accounting under which tax credits are recognized as they are allocated, and the cost of the investment is amortized to provide a constant yield over the period that tax credits are allocated, generally ten years.

Bank Owned Life Insurance
PeoplesBank invests in bank owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by PeoplesBank on a select group of employees and directors. PeoplesBank is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies and is included in other assets in the amount of $13,499,000 at December 31, 2010, compared to $12,862,000 at December 31, 2009.

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

The Corporation accounts for uncertain tax positions as required by FASB ASC Topic 740. FASB ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, the accounting standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. No significant income tax uncertainties have been identified by the Corporation; therefore, the Corporation recognized no adjustment for unrecognized income tax benefits for the year ended December 31, 2010. Our policy is to recognize interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statement of Income. The Company did not recognize any interest and penalties for the year ended December 31, 2010. The tax years subject to examination by the taxing authorities are the years ended December 31, 2009, 2008, and 2007.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the evaluation of other-than-temporary impairment losses for investment securities and the evaluation of impairment losses for foreclosed real estate.

Fair Value of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 17-Fair Value Measurements and Fair Value of Financial Statements. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

Per Common Share Data
Basic net income per share is calculated as net income divided by the weighted average number of common shares outstanding. Diluted net income per share is calculated as net income divided by the weighted average number of common shares outstanding plus common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options and warrants and are determined using the treasury stock method. All share and per share amounts are adjusted for stock dividends that are declared prior to the issuance of the consolidated financial statements.

The computation of net income per common share for the years ended December 31, 2010, 2009 and 2008 is provided in the table below.

(in thousands, except per share data)	2010	2009	2008
Net income available to common shareholders	$5,228	$2,477	$4,465

Weighted average shares outstanding (basic)	4,093	4,043	3,966
Effect of dilutive stock options	6	—	25
Weighted average shares outstanding (diluted)	4,099	4,043	3,991

Basic earnings per common share	$1.28	$0.61	$1.13
Diluted earnings per common share	$1.28	$0.61	$1.12

Anti-dilutive stock options and common stock warrants excluded from the computation of earnings per share	463	477	125

Stock dividends issued by the Board of Directors of Codorus Valley for the years 2008 through 2010 were as follows:

Stock Dividend	Declaration Date	Record Date	Payable Date
5%	4/8/2008	4/22/2008	6/12/2008

Stock Based Compensation
The Corporation accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, which requires public companies to recognize compensation expense related to stock-based compensation awards in their statements of operations. Compensation expense is equal to the fair value of the stock-based compensation awards and is recognized over the vesting period of such awards. See Note 13 – Stock-Based Compensation.

Cash Flow Information
For purposes of the statements of cash flows, the Corporation considers interest bearing deposits with banks, cash and due from banks, and federal funds sold to be cash and cash equivalents. Noncash items for the years ended December 31, 2010, 2009 and 2008 consisted of the transfer of loans to foreclosed real estate for $9,104,000, $7,681,000 and $1,674,000, respectively, and the transfer of loans held for sale to the held-to-maturity loan portfolio of $160,000, $3,986,000 and $0, respectively. Additional noncash items for the year ended December 31, 2009 included the transfer of securities held-to-maturity to the available-for-sale portfolio of $987,000 and the transfer of premises and equipment to held for sale assets of $507,000.

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

(dollars in thousands)	2010	2009	2008
Unrealized holding (losses) gains arising during the year	$(291)	$2,106	$1,515
Reclassification adjustment for gains included in income	(108)	(291)	(123)
Net unrealized (losses) gains	(399)	1,815	1,392
Tax effect	136	(618)	(473)
Net of tax amount	$(263)	$1,197	$919

Segment Reporting
Management has determined that it operates in only one segment, community banking. The Corporation’s non-banking activities are insignificant to the consolidated financial statements.

Recent Accounting Pronouncements
The FASB issued ASU 2010-20, “Receivables” (Topic 310) – “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. The amendments in this Update apply to all public and nonpublic entities with financing receivables. Financing receivables include loans and trade accounts receivable. However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments. For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Corporation adopted all provisions of this Update, including the early adoption of the disclosures about activity, which did not have a material impact on the Corporation’s financial position, results of operations or cashflow.

The FASB issued ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”. The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The disclosure requirements of ASC Update 2010-20 related to troubled debt restructurings will impact the Corporation’s disclosures, however, it will not impact how the Corporation measures its allowance for loan losses.

The FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures” (Topic 820) – “Improving Disclosures about Fair Value Measurements.” The amendments in this Update require some new disclosures and clarify some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require: a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures: for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

The Corporation adopted the update, except for disclosures about purchases, sales and issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of the effective portion of this Update did not have an effect on the Corporation’s financial position, results of operations or cashflow.

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

NOTE 2-Restrictions on Cash and Due from Banks

The Bank is required to maintain average reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. The average amount of the reserves averaged $705,000 for 2010 and $661,000 for 2009. The Bank is also required to maintain compensating balances with correspondent banks which averaged approximately $76,000 for 2010 and $176,000 for 2009.

NOTE 3-Securities

A summary of available-for-sale securities at December 31, is provided below.

				Estimated
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
2010
Debt securities:
U.S. Treasury notes	$8,014	$126	$—	$8,140
U.S. agency	13,519	155	(31)	13,643
U.S. agency mortgage-backed, residential	108,967	2,213	(827)	110,353
State and municipal	88,796	2,079	(475)	90,400
Total debt securities, available-for-sale	$219,296	$4,573	$(1,333)	$222,536
2009
Debt securities:
U.S. agency	$13,526	$120	$—	$13,646
U.S. agency mortgage-backed, residential	82,579	1,715	(34)	84,260
State and municipal	73,446	2,059	(164)	75,341
Corporate trust preferred	987	—	(57)	930
Total debt securities, available-for-sale	$170,538	$3,894	$(255)	$174,177

The amortized cost and estimated fair value of debt securities at December 31, 2010 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on selected debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$7,395	$7,446
Due after one year through five years	139,776	143,293
Due after five years through ten years	67,411	67,314
Due after ten years	4,714	4,483
Total debt securities	$219,296	$222,536

Gross gains realized from the sale of available-for-sale securities were $108,000, $291,000, and $123,000 for 2010, 2009 and 2008, respectively. While the Corporation had no held to maturity securities at December 31, 2010 and 2009, there were gross losses of $0, $2,000 and $0 for 2010, 2009 and 2008, respectively. Securities with a carrying value of $125,785,000 and $84,460,000 on December 31, 2010 and 2009, respectively, were pledged to secure public and trust deposits, repurchase agreements, other short-term borrowings and Federal Home Loan Bank debt.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at December 31, 2010 and 2009.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2010
Debt securities:
U.S. agencies	$4,969	$31	$—	$—	$4,969	$31
U.S. agency mortgage-backed, residential	50,982	827	—	—	50,982	827
State and municipal	20,382	429	350	46	20,732	475
Total temporarily impaired debt securities, available-for-sale	$76,333	$1,287	$350	$46	$76,683	$1,333

2009
Debt securities:
U.S. agency mortgage-backed, residential	$8,656	$34	$—	$—	$8,656	$34
State and municipal	10,607	164	—	—	10,607	164
Corporate trust preferred	—	—	930	57	930	57
Total temporarily impaired debt securities, available-for-sale	$19,263	$198	$930	$57	$20,193	$255

Investment securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers, among other factors: 1) whether the Corporation has the intent to sell its securities prior to market recovery or maturity; 2) whether it is more likely than not that the Corporation will be required to sell its securities prior to market recovery or maturity; 3) default rates/history by security type; 4) third-party securities ratings; 5) third-party guarantees; 6) subordination; 7) payment delinquencies; and 8) current financial news.

At December 31, 2010, the unrealized losses in the less than 12 months category of $1,287,000 were attributed to fifty-two different securities. Of this total, twelve securities were rated triple-A as obligations of U.S. government sponsored enterprises and the remaining forty securities were municipal bonds. The $46,000 unrealized loss in the 12 months or more category was attributable to a single municipal security rated Aa2 by Moody’s rating service. All of these investments are of investment grade as determined by the major rating agencies, with the exception of a small portfolio of Texas municipal utility district bonds, which has its own criteria for investment. The majority of the Corporation’s municipal bond investments are general obligation bonds, which can draw upon a multitude of revenue sources for repayment, including tax revenues. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for repayment, but they are for critical services such as sewer and water. Additionally, many of the municipal bond issues have credit enhancements such as municipal bond insurance and school district loss reserves.

The Corporation believes that unrealized losses at December 31, 2010 and December 31, 2009 were primarily the result of changes in market interest rates and that it has the ability to hold these investments for a time necessary to recover the amortized cost. To date, the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and therefore, any impairment is considered to be temporary.

In April 2009, the FASB issued FASB ASC Topic 320. FASB ASC Topic 320 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it had both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

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

NOTE 4-Loans

The table below provides the composition of the loan portfolio at December 31. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows us to monitor risk and performance. Those industries representing the largest dollar investment and most risk are listed separately. The other commercial loans category is comprised of a multitude of industries, including: health services, professional services, public administration, restaurant, service, transportation, finance, natural resources, recreation and religious organization. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

(dollars in thousands)	2010	2009
Builder & developer	$95,735	$104,986
Commercial real estate investor	95,281	97,671
Residential real estate investor	55,930	49,619
Hotel/Motel	48,041	47,671
Wholesale & retail	44,963	48,106
Manufacturing	24,989	25,376
Agriculture	14,247	14,657
Other	136,198	132,304
Total commercial related loans	515,384	520,390
Residential mortgages	20,357	22,270
Home equity	56,294	51,024
Other	48,814	52,193
Total consumer related loans	125,465	125,487
Total loans	$640,849	$645,877

Concentrations of credit risk arise when a number of customers are engaged in similar business activities in the same geographic region or have similar economic features that could cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Most of the

Corporation’s business is with customers in York County, Pennsylvania and northern Maryland, specifically Baltimore, Harford and Carroll counties. Although this focus may pose a concentration risk geographically, we believe that the diverse local economy and our detailed knowledge of the customer base lessens this risk. At December 31, 2010 and 2009, the Corporation had two industry concentrations that exceeded 10 percent of the total loan portfolio: builder & developer which was 14.9 and 16.3 percent of the portfolio, respectively; and commercial real estate investor, which was 14.9 and 15.1 percent of the portfolio, respectively. Loans to borrowers within these industries are usually collateralized by real estate.

The principal balance of outstanding loans to directors, executive officers, principal shareholders, and any associates of such persons was $2,608,000 at December 31, 2010 and $4,700,000 at December 31, 2009. During 2010, total additions were $2,302,000 and total repayments and reductions were $4,394,000. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collection. As of year-end 2010, all loans to this group were current and performing in accordance with contractual terms.

NOTE 5-Loan Quality

The table below presents a summary of loan risk ratings by loan class at December 31, 2010. The Corporation’s internal risk rating system follows regulatory guidance as to risk classifications and definitions. Every approved loan is assigned a risk rating. Generally, risk ratings for commercial related loans and residential mortgages held for investment are determined by a formal evaluation of risk factors performed by the Corporation’s underwriting staff. For consumer loans and small dollar commercial loans, the Corporation relies on third-party credit scoring software models for risk rating purposes. The loan portfolio is monitored on a continuous basis by loan officers, loan review personnel and senior management. Adjustment of loan risk ratings is generally performed by the Special Asset Committee, which includes senior management. The Committee, which meets monthly, makes changes, as appropriate, to risk ratings when it becomes aware of credit events such as payment delinquency, cessation of a business or project, bankruptcy or death of the borrower.

The Corporation uses ten risk ratings to grade loans. The first seven ratings, representing the lowest risk, are combined and given a “pass” rating. A pass rating is a satisfactory credit rating, which applies to a loan that is expected to perform in accordance with the loan agreement and has a low probability of loss. A loan rated “special mention” has a potential weakness which may, if not corrected, weaken the loan or inadequately protect our position at some future date. A loan rated “substandard” is inadequately protected by the current sound worth or paying capacity of the borrower or of the collateral pledged. A “substandard” loan has a well defined weakness or weaknesses that could jeopardize liquidation of the loan, which exposes the Corporation to loss if the deficiencies are not corrected. When circumstances indicate that collection of the loan is doubtful, the loan is risk rated “nonaccrual” and the accrual of interest income is discontinued, and any unpaid interest previously credited to income is reversed. The table below does not include “doubtful” and “loss” risk ratings because the Corporation does not use these ratings. The Corporation promptly charges off loan losses which obviates the need for a “loss” risk rating.

(dollars in thousands)	Pass	Special Mention	Substandard	Nonaccrual	Total
Builder & developer	$84,409	$2,647	$453	$8,226	$95,735
Commercial real estate investor	85,420	9,534	148	179	95,281
Residential real estate investor	55,346	94	—	490	55,930
Hotel/Motel	48,041	—	—	—	48,041
Wholesale & retail	37,252	1,850	1,019	4,842	44,963
Manufacturing	24,989	—	—	—	24,989
Agriculture	13,747	—	500	—	14,247
Other	123,965	6,300	1,913	4,020	136,198
Total commercial related loans	473,169	20,425	4,033	17,757	515,384
Residential mortgage	20,109	—	43	205	20,357
Home equity	56,183	12	—	99	56,294
Other	47,933	418	—	463	48,814
Total consumer related loans	124,225	430	43	767	125,465
Total loans	$597,394	$20,855	$4,076	$18,524	$640,849

The table below presents a summary of impaired loans at December 31, 2010. Generally, impaired loans are loans risk rated substandard and nonaccrual. An allowance is established for those individual loans where the Corporation has doubt as to full recovery of the outstanding principal balance. The recorded investment represents outstanding unpaid principal loan balances adjusted for charge-offs.

	Impaired Loans with Specific Allowance		Impaired Loans with No Specific Allowance	Total Impaired Loans
(dollars in thousands)	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
Builder & developer	$419	$25	$8,260	$8,679	$8,679
Commercial real estate investor	327	185	—	327	427
Residential real estate investor	96	10	394	490	490
Hotel/Motel	—	—	—	—	—
Wholesale & retail	4,842	675	1,019	5,861	5,861
Manufacturing	—	—	—	—	—
Agriculture	500	100	—	500	500
Other	714	200	5,219	5,933	5,933
Total commercial related loans	6,898	1,195	14,892	21,790	21,890
Residential mortgage	—	—	248	248	294
Home equity	—	—	99	99	99
Other	—	—	463	463	463
Total consumer related loans	—	—	810	810	856
Total impaired loans	$6,898	$1,195	$15,702	$22,600	$22,746

The following table presents information regarding impaired commercial related loans as of December 31,

(dollars in thousands)	2010	2009	2008
Impaired loans without a related allowance	$14,892	$24,605	$16,783
Impaired loans with a related allowance	$6,898	$7,828	$3,679
Allowance for impaired loans	$1,195	$2,401	$528
Average investment in impaired loans	$26,434	$28,688	$15,898
Interest income recognized on impaired loans:
Accrual basis	$241	$581	$372
Cash basis	$456	$28	$621

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule which shows the length of time a payment is past due. The table below presents a summary of past due loans, current loans and nonaccrual loans by loan segment and class at December 31, 2010. These loans are well collateralized and in the process of collection. There is one troubled debt restructuring included in nonaccrual loans within the other commercial related loans class. Comparatively, at December 31, 2009, the loan portfolio included loans that were contractually past due 90 days or more as to principal or interest totaling $40,000 and nonaccrual loans totaling $25,558,000.

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans
Builder & developer	$33	$370	$—	$403	$8,226	$87,106	$95,735
Commercial real estate investor	—	—	—	—	179	95,102	95,281
Residential real estate investor	212	—	—	212	490	55,228	55,930
Hotel/Motel	—	—	—	—	—	48,041	48,041
Wholesale & retail	—	—	—	—	4,842	40,121	44,963
Manufacturing	—	—	—	—	—	24,989	24,989
Agriculture	—	—	—	—	—	14,247	14,247
Other	—	392	—	392	4,020	131,786	136,198
Total commercial related loans	245	762	—	1,007	17,757	496,620	515,384
Residential mortgage	—	409	—	409	205	19,743	20,357
Home equity	264	50	—	314	99	55,881	56,294
Other	304	43	197	544	463	47,807	48,814
Total consumer related loans	568	502	197	1,267	767	123,431	125,465
Total loans	$813	$1,264	$197	$2,274	$18,524	$620,051	$640,849

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the year ended December 31, 2010, and in summary fashion for December 31, 2009 and 2008. The table also shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment.

(dollars in thousands)	Builder & Developer	Commercial real estate investor	Residential real estate investor	Hotel/Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:
Beginning Balance	$1,837	$2,556	$658	$334	$193	$175	$75	$982	$6,810
Charge-offs	(874)	(1,399)	—	—	—	—	—	(35)	(2,308)
Recoveries	1	18	—	—	—	—	—	5	24
Provisions	597	712	40	11	650	(20)	100	171	2,261
Ending balance	$1,561	$1,887	$698	$345	$843	$155	$175	$1,123	$6,787
Individually evaluated for impairment	$25	$185	$10	$—	$675	$—	$100	$200	$1,195
Collectively evaluated for impairment	$1,536	$1,702	$688	$345	$168	$155	$75	$923	$5,592

Loan receivables:
Ending balance	$95,735	$95,281	$55,930	$48,041	$44,963	$24,989	$14,247	$136,198	$515,384
Individually evaluated for impairment	$8,679	$327	$490	$—	$5,861	$—	$500	$5,933	$21,790
Collectively evaluated for impairment	$87,056	$94,954	$55,440	$48,041	$39,102	$24,989	$13,747	$130,265	$493,594

						Total for Year Ended
(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated	2010	2009	2008
Allowance for loan losses:
Beginning Balance	$33	$75	$113	$221	$144	$7,175	$4,690	$3,434
Charge-offs	(31)	(30)	(268)	(329)	—	(2,637)	(1,304)	(662)
Recoveries	—	—	74	74	—	98	74	48
Provisions	28	38	282	348	381	2,990	3,715	1,870
Ending balance	$30	$83	$201	$314	$525	$7,626	$7,175	$4,690
Individually evaluated for impairment	$—	$—	$—	$—	$—	$1,195	$2,401	$528
Collectively evaluated for impairment	$30	$83	$201	$314	$525	$6,431	$4,774	$4,162

Loan receivables:
Ending balance	$20,357	$56,294	$48,814	$125,465		$640,849	$645,877	$573,078
Individually evaluated for impairment	$—	$—	$—	$—		$21,790	$32,433	$20,462
Collectively evaluated for impairment	$20,357	$56,294	$48,814	$125,465		$619,059	$613,444	$552,616

NOTE 6-Premises and Equipment

A summary of premises and equipment at December 31, is as follows:

(dollars in thousands)	2010	2009
Land	$954	$954
Buildings and improvements	12,346	12,313
Capitalized leased premises	672	672
Equipment	11,927	11,354
	25,899	25,293
Less-accumulated depreciation/amortization	(15,133)	(14,070)
Premises and equipment, net	$10,766	$11,223

PeoplesBank leases certain banking branches under capital and noncancellable operating leases. The terms include various renewal options and provide for rental increases based upon predetermined factors. Total lease expenses under operating leases amounted to $401,000 in 2010, $350,000 in 2009, and $265,000 in 2008.

At December 31, 2010, future minimum lease payments for these leases and a capital lease are payable as follows:

(dollars in thousands)	Capital Lease	Operating Leases
2011	$103	$369
2012	102	379
2013	102	287
2014	102	228
2015	102	101
Thereafter	—	217
Total future minimum lease payments	511	$1,581
Less interest	(118)
Present value of minimum lease payments	$393

NOTE 7-Deposits

The composition of deposits at December 31, is as follows:

(dollars in thousands)	2010	2009
Noninterest bearing demand	$65,642	$55,583
NOW	61,398	55,010
Money market	220,923	186,873
Savings	27,037	23,508
Time deposits less than $100,000	255,674	238,594
Time deposits $100,000 or more	175,436	163,389
Total deposits	$806,110	$722,957

Scheduled maturities of time deposits by year as of December 31, are as follows:

(dollars in thousands)	2010
2011	$172,685
2012	109,100
2013	86,776
2014	37,225
2015	24,889
Thereafter	435
Total time deposits	$431,110

NOTE 8-Short-term Borrowings and Long-term Debt

The schedule below provides a summary of short-term borrowings that consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. Securities sold under agreements to repurchase are overnight borrowings between the PeoplesBank and its commercial depositors which began in 2009. These accounts are subject to daily repricing. Federal Funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. Other short-term borrowings consist of credit available through the Federal Home Loan Bank of Pittsburgh (FHLBP) and the Atlantic Central Bankers Bank (ACBB). PeoplesBank maintains a line-of credit (Open Repo Plus) with the FHLBP which is a revolving term commitment used on an overnight basis. The term of this commitment may not exceed 364 days, and it reprices daily at market rates. As of December 31, 2010, total unused credit with the FHLBP was approximately $75 million. The Corporation maintains an unsecured line of credit of $3 million with ACBB which is renewable annually. The interest rate on the ACBB line is the greater of Wall Street Journal Prime or 5%. In 2008, there was a draw of $1,675,000 on the ACBB line for a specific business purpose, which was repaid during 2009. At December 31, 2010, PeoplesBank had approximately $21 million of collateralized borrowing availability at the Federal Reserve Bank Discount Window, and no outstanding borrowing.

A summary of aggregate short-term borrowings as of and for the years ended December 31, is as follows:

(dollars in thousands)	2010		2009		2008
	Repurchase Agreements	Short-term borrowings	Repurchase Agreements	Short-term borrowings	Short-term borrowings
Amount outstanding at end of year	$6,763	$—	$8,466	$—	$18,283
Weighted average interest rate at end of year	0.99%	—%	1.00%	—%	0.83%
Maximum amount outstanding at any month-end	$10,623	$—	$8,466	$16,292	$21,657
Daily average amount outstanding	$8,803	$—	$2,173	$1,829	$5,547
Approximate weighted average interest rate for the year	1.00%	—%	0.99%	1.70%	1.50%

Securities that serve as collateral for securities sold under agreements to repurchase and are pledged to provide access to the Federal Reserve Bank Discount Window and Federal Funds remain in available-for-sale securities. The fair value of these securities is $34,471,000 at December 31, 2010.

A summary of long-term debt at December 31, is as follows:

(dollars in thousands)	2010	2009
PeoplesBank obligations to FHLBP
Due February 2010, 1.55%	$—	$15,000
Due June 2010, 4.32%	—	6,000
Due January 2011, 2.06%	14,000	14,000
Due January 2011, 4.30% amortizing	3,401	3,676
Due August 2011, 2.42%	12,000	12,000
Due January 2012, 2.34%	10,000	10,000
Due June 2012, 4.25% amortizing	567	948
Due December 2012, 1.91%	5,000	5,000
Due May 2013, 3.46% amortizing	1,371	1,906
Due December 2013, 2.39%	5,000	5,000
	51,339	73,530
Capital lease obligation	393	442
Total long-term debt	$51,732	$73,972

PeoplesBank’s long-term debt obligations to FHLBP are fixed rate instruments, which are secured by FHLBP stock, U.S. agency mortgage backed securities and qualifying loan receivables, principally mortgage loans. Maturities of total long-term debt over the next five years are as follows: $30,415,000 in 2011, $15,813,000 in 2012, $5,322,000 in 2013, $86,000 in 2014 and $96,000 in 2015.

NOTE 9-Junior Subordinated Debt

A summary of junior subordinated debt at December 31, is as follows:

(dollars in thousands)	2010	2009
Codorus Valley Bancorp, Inc. obligations
Due 2034, floating rate based on 3 month LIBOR plus 2.02%, callable quarterly after December 2009	$3,093	$3,093
Due 2036, floating rate based on 3 month LIBOR plus 1.54% callable quarterly after July 2011	7,217	7,217
	$10,310	$10,310

In June 2006, Codorus Valley formed CVB Statutory Trust No. 2, a wholly-owned special purpose subsidiary whose sole purpose was to facilitate a pooled trust preferred debt issuance of $7,217,000. In November 2004, Codorus Valley formed CVB Statutory Trust No. 1 to facilitate a pooled trust preferred debt issuance of $3,093,000. The Corporation owns all of the common stock of these nonbank subsidiaries and the debentures are the sole assets of the Trusts. The accounts of both Trusts are not consolidated for financial reporting purposes in accordance with FASB ASC 810. For regulatory capital purposes all of the Corporation’s trust preferred securities qualified as Tier 1 capital for all reported periods. Trust preferred securities are subject to capital limitations under the FDIC’s risk-based capital guidelines, i.e., the portion that exceeds 25 percent of capital qualifies as Tier 2 capital. The Corporation used the net proceeds from these offerings to fund its operations.

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

Quantitative measures established by regulators to ensure capital adequacy require the Corporation and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of tier 1 capital to quarter-to-date average assets (leverage ratio). In December 2010, PeoplesBank received the most recent notification from the Federal Deposit Insurance

Corporation, which categorized PeoplesBank as well capitalized, as of September 30, 2010, under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change PeoplesBank’s well capitalized category. As of December 31, 2009, PeoplesBank was also categorized as well capitalized.

	Actual		Minimum for Capital Adequacy		Well Capitalized Minimum*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Codorus Valley Bancorp, Inc. (consolidated)
December 31, 2010
Capital ratios:
Tier 1 risk-based	$84,116	12.51%	$26,905	4.00%	n/a	n/a
Total risk-based	91,742	13.64	53,811	8.00	n/a	n/a
Leverage	84,116	8.81	38,194	4.00	n/a	n/a

December 31, 2009
Capital ratios:
Tier 1 risk-based	$79,286	11.83%	$26,810	4.00%	n/a	n/a
Total risk-based	86,461	12.90	53,620	8.00	n/a	n/a
Leverage	79,286	9.11	34,815	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
December 31, 2010
Capital ratios:
Tier 1 risk-based	$81,292	12.13%	$26,805	4.00%	$40,207	6.00%
Total risk-based	88,918	13.27	53,610	8.00	67,012	10.00
Leverage	81,292	8.54	38,079	4.00	47,599	5.00

December 31, 2009
Capital ratios:
Tier 1 risk-based	$74,945	11.25%	$26,647	4.00%	$39,970	6.00%
Total risk-based	82,120	12.33	53,293	8.00	66,616	10.00
Leverage	74,945	8.66	34,601	4.00	43,251	5.00

* To be well capitalized under prompt corrective action provisions.

NOTE 11-Shareholders’ Equity

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

On January 9, 2009, the Corporation entered into a Securities Purchase Agreement with the Treasury pursuant to which the Corporation sold to the Treasury, for an aggregate purchase price of $16.5 million, 16,500 shares of non-voting cumulative perpetual preferred stock, $1,000 liquidation value, $2.50 par value, and warrants to purchase up to 263,859 shares of common stock, par value $2.50 per share, with an exercise price of $9.38 per share. As a condition under the CPP, without the consent of the Treasury, the Corporation’s share repurchases are limited to purchases in connection with the administration of any employee benefit plan, including purchases to offset share dilution in connection with any such plans. This restriction is effective until January 9, 2012 or until the Treasury no longer owns any of the Corporation’s preferred shares issued under the CPP. The Corporation’s preferred stock is included as a component of Tier 1 capital in accordance with regulatory capital requirements. See Note 10- Regulatory Matters, for details of the Corporation’s regulatory capital.

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

NOTE 12-Benefit Plans

Defined Contribution Plan
The Corporation maintains a 401(k) savings and investment plan covering substantially all employees. Under the plan, employees can contribute a percentage of their gross salary. In 2010, 2009, and 2008, the Corporation matched 50 percent of the first 6 percent of an employee’s contribution. The Corporation’s expense for the 401(k) savings and investment plan was $220,000 for 2010, $217,000 for 2009, and $191,000 for 2008.

Supplemental Benefit Plans
PeoplesBank maintains supplemental retirement plans for selected executives. The expense associated with these plans was approximately $316,000 for 2010, $990,000 for 2009, and $235,000 for 2008. The 2009 amount included a one time expense of $760,000 to provide additional retirement benefits. Coincidental with this benefit increase was the termination of a post retirement split-dollar life insurance benefit, which reduced accrued benefit expense as described within the following section. The accrued liability for the supplemental retirement plans was $2,912,000 at December 31, 2010 and $2,596,000 at December 31, 2009. Income earned from bank owned life insurance policies was used to finance the cost of supplemental benefit plans, and provide a tax-exempt return to PeoplesBank.

Post Retirement Split-dollar Life Insurance Benefit
On January 1, 2008, management elected the cumulative-effect adjustment method under FASB ASC Topic 715 for post retirement split-dollar life insurance benefit provided to select executives and directors and recorded a one time charge of $703,000 to retained earnings. In December 2008, the Corporation bought out the executive non-vested participants’ post retirement portion of the split-dollar life insurance benefit which resulted in no impact on 2008 earnings. In 2008, the Corporation recorded a $56,000 net expense which resulted in a cumulative accrued liability of $633,000 at December 31, 2008.

In 2009, the Corporation bought out the executive participants who were vested in the post retirement split-dollar life insurance benefit plan. Termination of this liability resulted in a one time benefits reduction of approximately $469,000. During 2009, the Corporation recorded $25,000 net expense which resulted in a cumulative accrued liability of $189,000 at December 31, 2009.

In 2010, the Corporation recorded $19,000 of net expense, which resulted in a cumulative accrued liability of $208,000 at December 31, 2010.

Dividend Reinvestment and Stock Purchase Plan
The Corporation maintains a Dividend Reinvestment and Stock Purchase Plan (Plan). Shareholders of common stock may participate in the Plan, which allows additional shares of common stock to be purchased with reinvested dividends at prevailing market prices. Beginning in August 2008, purchases were made from the Corporation from its authorized, but unissued, common stock with 146,445 shares reserved and available for issuance at December 31, 2010. Prior to August 2008, all shares were purchased from the open market. Purchases were made by an independent purchasing agent retained to act as agent for Plan participants, and the purchase price to participants was the actual price paid, excluding brokerage commissions and other expenses which were paid by the Corporation. The Plan also permits participants to make additional voluntary cash payments to purchase shares of the Corporation’s common stock.

NOTE 13-Stock-Based Compensation

FASB ASC Topic 718 requires that the fair value of equity awards granted to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such awards.

Option and Stock Incentive Plans
The following table presents information about the Corporation’s option and stock incentive plans as of December 31, 2010.

Plan	Types of grants	Number of shares reserved (2)	Number of outstanding options (2)	Number of shares available for future issuance (2)
1998 Independent
Directors Stock Option
Plan (1998 Plan) (1)	Stock options	83,646	20,269	0
	Stock options
2000 Stock Incentive Plan	Stock appreciation rights
(2000 Plan) (1)	Restricted stock	138,105	132,241	0
	Stock options
	Stock appreciation rights
	Performance restricted shares
2007 Long Term	Restricted stock
Incentive Plan (LTIP)	Stock awards	157,756	89,874	67,882

(1)	All options available for grant under the 1998 and 2000 Plans have been granted.
(2)	Shares/options are subject to adjustment in the event of specified changes in the Corporation’s capital structure.

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

(dollars in thousands)	2010	2009	2008
Compensation expense	$132	$171	$33
Tax benefit	(31)	(33)	(2)
Net income effect	$101	$138	$31

The tax benefit shown in the preceding table is less than the benefit that would be calculated using the Corporation’s 34% statutory Federal tax rate. Under FASB ASC Topic 718, tax benefits are only recognized over the vesting period for options that ordinarily will generate a tax deduction when exercised (non-qualified stock options) and restricted stock awards.

The Corporation granted 21,726 non-qualified stock options, 26,148 incentive stock options, and 18,306 shares of restricted stock from the Long Term Incentive Plan (LTIP) in 2010. In 2009, the Corporation granted 21,000 non-qualified stock options and 7,688 shares of restricted stock from the LTIP and 22,097 incentive stock options and 5,979 shares of restricted stock from the 2000 Plan. In 2008, the Corporation granted 21,000 non-qualified stock options from the LTIP and 15,722 incentive stock options and 4,064 shares of restricted stock from the 2000 Plan. The weighted average grant-date fair value, adjusted for stock dividends declared, of options granted was $2.89 in 2010, $1.95 in 2009, and $2.23 in 2008. The fair value of the options awarded is estimated on the date of grant using the Black-Scholes valuation model, which is dependent upon certain weighted-average assumptions as presented below.

	2010	2009	2008
Expected life (in years)	7.09	5.25	5.25
Risk-free interest rate	1.72%	2.55%	1.78%
Expected volatility	44.2%	46.3%	36.3%
Expected dividend yield	3.5%	4.0%	3.5%

The expected life of the options was estimated based on historical behavior and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is the U.S. Treasury rate commensurate with the expected life of the options on the grant date. Volatility of the Corporation’s stock price was based on historical volatility for the period commensurate with the expected life of the options. Dividend yield was based on dividends for the most current year divided by the average market price for the most current year.

A summary of stock options activity from the option and stock incentive plans, adjusted for stock dividends declared, is shown below.

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2010	212,790	$10.99	5.8 years	$178
Granted	47,874	9.06
Exercised	—	—
Expired	(18,280)	9.84
Outstanding at December 31, 2010	242,384	$10.70	5.8 years	$177

Exerciseable at December 31, 2010	188,619	$10.97	4.9 years	$155

The following table presents information about options exercised for the years ended December 31,:

(dollars in thousands)	2010	2009	2008
Total intrinsic value of options exercised	$—	$—	$161
Cash received from options exercised	—	—	763
Tax deduction realized from options exercised	—	—	55

The following table provides information about non-vested options and restricted stock, adjusted for stock dividends declared, for the year ended December 31, 2010.

	Stock Options		Restricted Stock
	Options	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2010	53,910	$8.17	17,731	$6.93
Vested	(48,019)	7.29	(1,909)	8.77
Cancelled	—	—	(243)	8.77
Granted	47,874	9.06	18,306	9.06
Non-vested at December 31, 2010	53,765	$9.74	33,885	$7.96

As of December 31, 2010, total unrecognized compensation cost related to nonvested options and restricted stock was $299,000. The cost is expected to be recognized over a weighted average period of 0.9 years.

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

The following table presents information about the ESPP for the years ended December 31,:

(dollars in thousands)	2010	2009	2008
ESPP shares purchased	14,363	16,163	10,800
Average purchase price per share (85% of market value)	$5.242	$4.895	$8.666
Compensation expense recognized (in thousands)	$25	$32	$32

The shares were purchased from the open market until the second offering period of 2008, when the Corporation began issuing from authorized, but unissued, common stock to satisfy the purchase. Shares reserved and available for issuance as of December 31, 2010 were 136,612 shares, net of shares issued for the required reinvestment of cash dividends. Shares reserved for future issuance under the plan are subject to adjustment in the event of specified changes in the Corporation’s capital structure.

Employee Stock Bonus Plan
The Corporation also maintains an Employee Stock Bonus Plan, administered by nonemployee members of the Corporation’s Board of Directors, under which the Corporation may issue shares of its common stock to employees as performance based compensation. Shares reserved and available for issuance as of December 31, 2010 were 14,292 shares. Shares reserved for future issuance under the plan are subject to adjustment in the event of specified changes in the Corporation’s capital structure. In 2010, 81 shares of stock were issued under the Employee Stock Bonus Plan. No shares of stock were issued under the Employee Stock Bonus Plan in 2009 or 2008.

NOTE 14-Income Taxes

The provision for income taxes for the years ended December 31, consists of the following:

(dollars in thousands)	2010	2009	2008
Current tax provision:
Federal	$2,099	$1,739	$1,787
State	178	84	132
Deferred tax benefit	(1,144)	(2,014)	(710)
Total tax provision (benefit)	$1,133	$(191)	$1,209

The provision for income taxes includes $37,000, $98,000 and $42,000 of applicable income tax expense related to net investment security gains in 2010, 2009 and 2008, respectively.

The differences between the effective income tax rate and the Federal statutory income tax rate for the years ended December 31, are as follows:

	2010	2009	2008

Statutory tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Low-income housing credits	(3.6)	(8.6)	(5.2)
Tax-exempt interest income	(14.1)	(27.0)	(8.9)
Disallowed interest	1.2	3.0	1.1
Bank owned life insurance income	(3.0)	(6.7)	(1.8)
State income taxes, net of federal tax benefit	(0.1)	1.7	1.5
Other, net	1.0	(2.2)	0.6
Effective income tax rate	15.4%	(5.8)%	21.3%

Significant components of the Corporation’s deferred tax asset, included in other assets as of December 31, are as follows:

(dollars in thousands)	2010	2009
Deferred tax assets
Depreciation	$—	$51
Allowance for loan losses	2,697	2,439
Deferred compensation	1,030	883
Low-income housing partnerships	501	387
Tax credit carryforward	384	630
Other	1,233	152
Total deferred tax assets	5,845	4,542

Deferred tax liabilities
Deferred loan fees	446	381
Depreciation	29	—
Net unrealized gains on available-for-sale securities	1,101	1,237
Other	279	214
Total deferred tax liabilities	1,855	1,832
Net deferred tax assets	$3,990	$2,710

The Corporation has low-income housing tax credit carryforwards that expire through 2030. Based on the level of historical income projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Corporation will realize the benefits of its deferred tax assets as of December 31, 2010.

NOTE 15-Commitments to Extend Credit

In the normal course of business, the Corporation is a party to various financial transactions that are not funded as of the balance sheet date. Off-balance sheet financial instruments, which enable Bank customers to meet their financing needs, are comprised mainly of commitments to extend credit and standby letters of credit. Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a customer to a third party. The credit and market risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. To manage these risks, the Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments and requires collateral to support these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2010 and 2009, for guarantees under standby letters of credit issued was not material. Normally, commitments to extend credit and letters of credit have fixed expiration dates or termination clauses, have specific rates and are for specific purposes. Many of the commitments are expected to expire without being extended; therefore, total commitment amounts do not necessarily represent future cash requirements.

The following is a summary of outstanding commitments at December 31:

(dollars in thousands)	2010	2009
Commitments to grant loans
Fixed rate	$26,534	$11,498
Variable rate	31,828	24,619

Unfunded commitments of existing loans
Fixed rate	$32,312	$43,193
Variable rate	97,462	90,312

Standby letters of credit	$8,793	$5,651

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

For financial assets measured at fair value, the fair value measurements by level within the fair value hierarchy are as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
December 31, 2010
Measured at fair value on a recurring basis:
Securities available-for-sale:
U.S. Treasury notes	$8,140	$8,140	$—	$—
U.S. agency	13,643	—	13,643	—
U.S. agency mortgage-backed, residential	110,353	—	110,353	—
State and municipal	90,400	—	90,400	—
Measured at fair value on a nonrecurring basis:
Impaired loans	5,703	—	—	5,703
Foreclosed real estate	4,447	—	—	4,447
December 31, 2009
Measured at fair value on a recurring basis:
Securities available-for-sale:
U.S. agency	$13,646	$—	$13,646	$—
U.S. agency mortgage-backed, residential	84,260	—	84,260	—
State and municipal	75,341	—	75,341	—
Corporate trust preferred	930	—	930	—
Measured at fair value on a nonrecurring basis:
Impaired loans	5,427	—	—	5,427
Foreclosed real estate	668	—	—	668

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments and certain nonfinancial assets at December 31, 2010 and 2009:

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

Loans held for sale (carried at lower of cost or fair value)
The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan. At December 31, 2010 and 2009, the fair value of loans held for sale exceeded the cost basis, therefore, no write-down to fair value, valuation allowance or charge to earnings were recorded.

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

Impaired loans (generally carried at fair value)
Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. A portion of the allowance for loan losses is allocated to impaired loans if the value of the collateral supporting such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes that the uncollectability of a loan is confirmed. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At December 31, 2010, the fair value consists of loan balances of $6,898,000, net of a valuation allowance of $1,195,000, compared to loan balances of $7,828,000, net of a valuation allowance of $2,401,000 at December 31, 2009.

Foreclosed Real Estate (carried at lower of cost or fair value)
Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. At December 31, 2010, the carrying value of other real estate owned with a valuation allowance was $4,447,000 ($6,013,000 less $1,566,000 allowance), which pertained to two unrelated properties. At December 31, 2009, the carrying value of other real estate owned with a valuation allowance was $668,000 ($857,000 less $189,000 allowance), which pertained to a single property that was sold in the first quarter of 2010.

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

Off-balance sheet financial instruments
Fair values for the Corporation’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These amounts were not considered to be material at December 31, 2010 and 2009.

The estimated fair values of the Corporation’s financial instruments were as follows at December 31, 2010 and 2009.

	December 31, 2010		December 31, 2009
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets
Cash and cash equivalents	$43,269	$43,269	$26,179	$26,179
Securities, available-for-sale	222,536	222,536	174,177	174,177
Restricted investment in bank stocks	4,067	4,067	4,277	4,277
Loans held for sale	4,990	5,054	1,266	1,293
Loans, net	633,223	637,896	638,702	641,250
Interest receivable	3,590	3,590	3,427	3,427

Financial liabilities
Noninterest bearing demand, NOW, money market and savings deposits	$375,000	$375,000	$320,974	$320,974
Time deposits	431,110	438,907	401,983	406,203
Short-term borrowings	6,763	6,763	8,466	8,466
Long-term debt	51,732	52,294	73,972	74,681
Junior subordinated debt	10,310	4,330	10,310	4,331
Interest payable	687	687	752	752

Off-balance sheet instruments	—	—	—	—

Note 18-Condensed Financial Information-Parent Company Only
Condensed Balance Sheets

	December 31,
(dollars in thousands)	2010	2009
Assets
Cash and due from banks	$183	$59
Investment in bank subsidiary	83,715	77,671
Investment in other subsidiaries	576	2,190
Premises and equipment, net	3,534	3,671
Other assets	322	318
Total assets	$88,330	$83,909

Liabilities
Long-term debt	$10,310	$10,310
Long-term debt with bank subsidiary	1,436	1,546
Other liabilities	45	41
Total liabilities	11,791	11,897

Shareholders’ equity	76,539	72,012
Total liabilities and shareholders’ equity	$88,330	$83,909

Condensed Statements of Income

	Years ended December 31,
(dollars in thousands)	2010	2009	2008
Income
Interest from investment securities	$6	$88	$100
Dividends from bank subsidiary	1,398	3,329	1,397
Loss on sales of securities	—	(3)	—
Total income	1,404	3,414	1,497

Expense
Interest expense on short-term borrowings	—	23	41
Interest expense on long-term debt	325	396	681
Occupancy of premises, net	131	149	108
Other	207	192	213
Total expense	663	760	1,043
Income before applicable income tax benefit and undistributed earnings of subsidiaries	741	2,654	454
Applicable income tax benefit	223	233	319
Income before undistributed earnings of subsidiaries	964	2,887	773
Equity in undistributed earnings of bank subsidiary	5,308	605	3,761
Equity in undistributed losses of other subsidiaries	(64)	(58)	(69)
Net income	$6,208	$3,434	$4,465
Preferred stock dividends and discount accretion	980	957	—
Net income available to common shareholders	$5,228	$2,477	$4,465

Note 18-Condensed Financial Information-Parent Company Only (continued)

Condensed Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2010	2009	2008
Cash flows from operating activities
Net income	$6,208	$3,434	$4,465
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	159	150	141
Equity in undistributed earnings of subsidiaries	(5,244)	(547)	(3,692)
Other, net	158	278	109
Net cash provided by operating activities	1,281	3,315	1,023

Cash flows from investing activities
Securities, held-to-maturity
Sales	—	933	—
Additional investment in bank subsidiary	(1,000)	(17,444)	—
Return of (additional) investment in other subsidiary	1,550	(130)	(1,875)
Purchases of premises and equipment	(22)	(167)	(95)
Net cash (used in) provided by investing activities	528	(16,808)	(1,970)

Cash flows from financing activities
Net (decrease) increase in short-term borrowings	—	(1,675)	1,675
Repayments of long-term debt	(110)	(101)	(89)
Cash dividends paid to preferred shareholders	(825)	(701)	—
Cash dividends paid to common shareholders	(1,022)	(1,048)	(2,006)
Net proceeds from issuance of preferred stock and common stock warrants	—	16,461	—
Issuance of common stock	272	285	1,054
Purchase of treasury stock	—	—	(127)
Re-issuance of treasury stock	—	—	104
Cash paid in lieu of fractional shares	—	—	(5)
Net cash provided by (used in) financing activities	(1,685)	13,221	606
Net increase (decrease) in cash and cash equivalents	124	(272)	(341)
Cash and cash equivalents at beginning of year	59	331	672
Cash and cash equivalents at end of year	$183	$59	$331

Note 19-Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31:

(dollars in thousands, except per share data)	2010				2009
	Quarter				Quarter
	Fourth	Third	Second	First	Fourth	Third	Second	First

Interest income	$11,334	$11,218	$10,920	$10,555	$10,676	$10,382	$9,963	$9,289
Interest expense	3,307	3,298	3,232	3,317	3,663	4,231	4,271	4,193
Net interest income	8,027	7,920	7,688	7,238	7,013	6,151	5,692	5,096
Provision for loan losses	1,080	560	630	720	1,232	600	1,639	244
Noninterest income	1,692	1,617	1,758	1,539	1,647	1,557	1,551	1,493
Gain on sales of mortgages	322	177	217	144	199	191	403	167
Noninterest expense	7,849	6,941	7,242	6,084	6,416	6,148	6,119	5,808
Income before taxes and securities gain (loss)	1,112	2,213	1,791	2,117	1,211	1,151	(112)	704
Gain (loss) on sales of securities	—	—	108	—	(2)	—	128	163
Income before income taxes	1,112	2,213	1,899	2,117	1,209	1,151	16	867
Provision (benefit) for income taxes	20	433	274	406	107	75	(277)	(96)
Net income	1,092	1,780	1,625	1,711	1,102	1,076	293	963
Preferred stock dividends and discount accretion	$245	$245	$245	$245	$245	$245	$244	$223
Net income	$847	$1,535	$1,380	$1,466	$857	$831	$49	$740

Net income per common share, basic and diluted	$0.21	$0.37	$0.34	$0.36	$0.21	$0.21	$0.01	$0.18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Codorus Valley Bancorp, Inc.
York, Pennsylvania

          We have audited the accompanying consolidated balance sheets of Codorus Valley Bancorp, Inc. and subsidiaries (“Corporation”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. Codorus Valley Bancorp, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Codorus Valley Bancorp, Inc. and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

          In 2008, the Corporation changed its method of accounting for its deferred compensation and postretirement benefit aspects of endorsement split-dollar life insurance arrangements.

York, Pennsylvania
March 28, 2011

Item 9: Changes in and disagreements with accountants on accounting and financial disclosure

None

Item 9A: Controls and procedures

The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures performed as of December 31, 2010, the Chief Executive and Chief Financial Officers of the Corporation concluded that the Corporation’s disclosure controls and procedures were adequate. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. A Report of Management’s Assessment of Internal Control Over Financial Reporting is located on page 41 of this Annual Report.

The Chief Executive and Chief Financial Officers are not aware of any changes in internal controls over financial reporting or in other factors that has materially affected these controls subsequent to December 31, 2010, the date of their evaluation.

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

Item 9B: Other Information

None.

PART III

Item 10: Directors, executive officers and corporate governance of Codorus Valley Bancorp, Inc.

Information appearing in the Proxy Statement relating to the 2010 Annual Meeting of Shareholders to be held May 17, 2011 (Proxy Statement), under the captions “Information about Nominees and Continuing Directors,” “Executive Officers,” and “Governance of the Corporation” is incorporated by reference in response to this item.

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

Item 12: Security ownership of certain beneficial owners and management and related shareholder matters

Information appearing on page 12 of this report under the caption “Securities Authorized for Issuance under Equity Compensation Plan Information” and in the Proxy Statement, under the caption “Security Ownership of Directors, Nominees, Executive Officers, and Certain Beneficial Owners” is incorporated by reference in response to this item.

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

Codorus Valley Bancorp, Inc. (Registrant)

/s/ Larry J. Miller
Larry J. Miller, Vice-Chairman,	Date: March 22, 2011
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity

/s/ Rodney L. Krebs	Chairman of the Board of	3/22/11
Rodney L. Krebs	Directors and Director

/s/ Larry J. Miller	President, Chief Executive Officer,	3/22/11
Larry J. Miller	Vice-Chairman of the Board of
(Principal Executive Officer)	Directors and Director

/s/ D. Reed Anderson	Director	3/22/11
D. Reed Anderson, Esq.

/s/ MacGregor S. Jones	Director	3/22/11
MacGregor S. Jones

/s/ William H. Simpson	Director	3/22/11
William H. Simpson

/s/ Dallas L. Smith	Director	3/22/11
Dallas L. Smith

/s/ Michael L. Waugh	Director	3/22/11
Michael L. Waugh

/s/ Jann A. Weaver	Treasurer and Assistant Secretary	3/22/11
Jann A. Weaver
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with the Commission on November 15, 2010)

3.2	Amended By-laws (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 15, 2007)

3.3	Certificate of Designations for the Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2009)

4

Rights Agreement dated as of November 4, 2005 (Incorporated by reference to Exhibit 4 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with the Commission on November 15, 2010), as amended January 9, 2009 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with the Commission on November 15, 2010)

4.1

Securities Purchase Agreement dated as of January 9, 2009, between the Registrant and the United States Department of Treasury (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2009)

4.2

Warrant, dated January 9, 2009, to purchase shares of Common Stock of the Registrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2009)

10.1	1996 Stock Incentive Plan (Incorporated by reference to Exhibit 99 of Registration Statement No. 333-09277 on Form S-8, filed with the Commission on July 31, 1996) *

10.2

Employment Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry J. Miller, dated December 27, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with the Commission on November 15, 2010) *

10.3

Employment Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Harry R. Swift, dated August 25, 2009. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 31, 2009) *

10.4

Change of Control Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Jann A. Weaver, dated December 27, 2005. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with the Commission on November 15, 2010) *

10.5	1998 Independent Directors Stock Option Plan (Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-61851 on Form S-8, filed with the Commission on August 19, 1998) *

10.6	2000 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-40532 on Form S-8, filed with the Commission on June 30, 2000) *

10.7	2001 Employee Stock Bonus Plan (Incorporated by reference to Exhibit 99.1 of Registration Statement No. 333-68410 on Form S-8, filed with the Commission on August 27, 2001) *

10.8

Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 4(a) Registration Statement No. 33-46171 on Amendment No. 4 to Form S-3, filed with the Commission on July 23, 2004) *

10.9

Form of Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller, Harry R. Swift and Jann Allen Weaver, dated October 1, 1998. (Incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for December 31, 2009 filed with the Commission on March 24, 2010) *

10.10

Form of Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller, Harry R. Swift and Jann Allen Weaver, dated December 27, 2005. (Incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for December 31, 2009 filed with the Commission on March 24, 2010) *

10.11

Form of Second Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller, Harry R. Swift and Jann Allen Weaver, dated December 23, 2008. (Incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for December 31, 2009 filed with the Commission on March 24, 2010) *

10.12

Form of Group Term Replacement Plan, dated January 1, 2009 pertaining to senior officers of the Corporation’s subsidiary, PeoplesBank, A Codorus Valley Company. (Incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for December 31, 2009 filed with the Commission on March 24, 2010) *

10.13

Form of Director Group Term Replacement Plan, dated December 1, 1998, including Split Dollar Policy Endorsements pertaining to non-employee directors of the Corporation’s subsidiary, PeoplesBank, A Codorus Valley Company. (Incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K for December 31, 2009 filed with the Commission on March 24, 2010) *

10.14

Long Term Nursing Care Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry J. Miller, dated December 27, 2005. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with the Commission on November 15, 2010) *

10.15

Codorus Valley Bancorp, Inc. Change in Control and Supplemental Benefit Trust Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Hershey Trust Company, dated January 25, 2006. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with the Commission on November 15, 2010)

10.16

Amended and Restated Declaration of Trust of CVB Statutory Trust No. 2, dated as of June 28, 2006, among Codorus Valley Bancorp, Inc., as sponsor, the Delaware and institutional trustee named therein, and the administrators named therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.17

Indenture, dated as of June 28, 2006, between Codorus Valley Bancorp, Inc., as issuer, and the trustee named therein, relating to the Junior Subordinated Debt Securities due 2036. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.18

Guarantee Agreement, dated as of June 28, 2006, between Codorus Valley Bancorp, Inc. and guarantee trustee named therein. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.19	2007 Long-Term Incentive Plan of Codorus Valley Bancorp, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 12, 2007) *

10.20	Leadership Cash Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 20, 2007) *

10.21	TARP Restriction Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 28, 2009) *

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 3, 2008)

21	List of subsidiaries of the Codorus Valley Bancorp, Inc.

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

99.2	Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

* Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.