Form 10-Q
period 2011-03-31
CODORUS VALLEY BANCORP INC
filed 2011-05-12
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On May 4, 2011, 4,142,850 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.
Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Codorus Valley Bancorp, Inc.
Consolidated Balance Sheets
Unaudited

(dollars in thousands, except share and per share data)	March 31, 2011	December 31, 2010
Assets
Interest bearing deposits with banks	$21,896	$32,219
Cash and due from banks	9,868	8,050
Federal funds sold	—	3,000
Total cash and cash equivalents	31,764	43,269
Securities, available-for-sale	235,183	222,536
Restricted investment in bank stocks, at cost	3,867	4,067
Loans held for sale	1,090	4,990
Loans (net of deferred fees of $774 - 2011 and $713 - 2010)	643,803	640,849
Less-allowance for loan losses	(7,856)	(7,626)
Net loans	635,947	633,223
Premises and equipment, net	10,648	10,766
Other assets	42,207	38,481
Total assets	$960,706	$957,332

Liabilities
Deposits
Noninterest bearing	$67,817	$65,642
Interest bearing	751,136	740,468
Total deposits	818,953	806,110
Short-term borrowings	10,365	6,763
Long-term debt	34,082	51,732
Junior subordinated debt	10,310	10,310
Other liabilities	9,024	5,878
Total liabilities	882,734	880,793

Shareholders’ equity
Preferred stock, par value $2.50 per share; $1,000 liquidation preference, 1,000,000 shares authorized; 16,500 shares issued and outstanding - 2011 and 2010	16,022	15,983
Common stock, par value $2.50 per share; 10,000,000 shares authorized; 4,142,850 shares issued and outstanding - 2011 and 4,131,802 - 2010	10,357	10,330
Additional paid-in capital	37,463	37,290
Retained earnings	11,734	10,798
Accumulated other comprehensive income	2,396	2,138
Total shareholders’ equity	77,972	76,539
Total liabilities and shareholders’ equity	$960,706	$957,332

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Income
Unaudited

	Three months ended March 31,
(dollars in thousands, except per share data)	2011	2010
Interest income
Loans, including fees	$9,312	$9,130
Investment securities:
Taxable	942	829
Tax-exempt	636	585
Dividends	2	3
Other	15	8
Total interest income	10,907	10,555

Interest expense
Deposits	2,835	2,829
Federal funds purchased and other short-term borrowings	28	20
Long-term and junior subordinated debt	280	468
Total interest expense	3,143	3,317
Net interest income	7,764	7,238

Provision for loan losses	675	720
Net interest income after provision for loan losses	7,089	6,518

Noninterest income
Trust and investment services fees	357	346
Income from mutual fund, annuity and insurance sales	342	319
Service charges on deposit accounts	601	562
Income from bank owned life insurance	165	158
Other income	141	154
Gain on sales of loans held for sale	176	144
Loss on sales of securities	(25)	—
Total noninterest income	1,757	1,683

Noninterest expense
Personnel	3,531	3,206
Occupancy of premises, net	497	501
Furniture and equipment	449	440
Postage, stationery and supplies	140	115
Professional and legal	102	106
Marketing and advertising	150	127
FDIC insurance	344	308
Debit card processing	154	135
Charitable donations	227	329
Telephone	135	138
Foreclosed real estate including (gains) losses on sales	485	73
Impaired loan carrying costs	266	196
Other	558	410
Total noninterest expense	7,038	6,084
Income before income taxes	1,808	2,117
Provision for income taxes	297	406
Net income	1,511	1,711
Preferred stock dividends and discount accretion	245	245
Net income available to common shareholders	$1,266	$1,466
Net income per common share, basic	$0.31	$0.36
Net income per common share, diluted	$0.30	$0.36

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Cash Flows
Unaudited

	Three months ended March 31,
(dollars in thousands)	2011	2010
Cash flows from operating activities
Net income	$1,511	$1,711
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	331	345
Net amortization of securities	395	229
Amortization of deferred loan origination fees and costs	(68)	(86)
Amortization of intangible assets	9	10
Provision for loan losses	675	720
Deferred income tax benefit	(21)	—
Amortization of investment in real estate partnership	145	141
Increase in cash surrender value of life insurance investment	(165)	(158)
Originations of loans held for sale	(9,105)	(9,434)
Proceeds from sales of loans held for sale	13,181	9,471
Gain on sales of loans held for sale	(176)	(144)
Loss on disposal of premises and equipment	1	—
Loss on sales of securities available-for-sale	25	—
Gain on sales of held for sale assets	—	(35)
Loss (gain) on sales of foreclosed real estate	46	(122)
Stock-based compensation expense	97	46
Decrease in accrued interest receivable	109	102
Decrease (increase) in other assets	130	(418)
(Decrease) increase in accrued interest payable	(10)	20
Increase (decrease) in other liabilities	3,158	(216)
Net cash provided by operating activities	10,268	2,182
Cash flows from investing activities
Securities, available-for-sale
Purchases	(28,767)	(3,488)
Maturities, repayments and calls	10,014	7,569
Sales	6,077	—
Redemption of restricted investment in bank stock	200	—
Net increase in loans made to customers	(5,024)	(6,755)
Purchases of premises and equipment	(214)	(235)
Investment in foreclosed real estate	(2,725)	(5)
Proceeds from sales of held for sale assets	—	542
Proceeds from sales of foreclosed real estate	304	5,966
Net cash (used in) provided by investing activities	(20,135)	3,594
Cash flows from financing activities
Net increase in demand and savings deposits	12,791	13,845
Net increase in time deposits	52	526
Net increase (decrease) in short-term borrowings	3,602	(387)
Repayment of long-term debt	(17,650)	(15,312)
Cash dividends paid to preferred shareholders	(206)	(206)
Cash dividends paid to common shareholders	(330)	(122)
Issuance of common stock	103	27
Net cash used in financing activities	(1,638)	(1,629)
Net (decrease) increase in cash and cash equivalents	(11,505)	4,147
Cash and cash equivalents at beginning of year	43,269	26,179
Cash and cash equivalents at end of period	$31,764	$30,326

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
Unaudited

(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2011	$15,983	$10,330	$37,290	$10,798	$2,138	$76,539
Comprehensive income:
Net income				1,511		1,511
Other comprehensive gain, net of tax:
Unrealized gains on securities, net					258	258
Total comprehensive income						1,769
Preferred stock discount accretion	39			(39)		—
Common stock cash dividends ($0.08 per share)				(330)		(330)
Preferred stock dividends				(206)		(206)
Stock-based compensation			97			97
Issuance of common stock:
6,415 shares under dividend reinvestment and stock purchase plan		16	51			67
4,800 shares under stock option plan		11	25			36

Balance, March 31, 2011	$16,022	$10,357	$37,463	$11,734	$2,396	$77,972

Balance, January 1, 2010	$15,828	$10,187	$37,004	$6,592	$2,401	$72,012
Comprehensive income:
Net income				1,711		1,711
Other comprehensive gain, net of tax:
Unrealized gains on securities, net					457	457
Total comprehensive income						2,168
Preferred stock discount accretion	39			(39)		—
Common stock cash dividends ($0.03 per share)				(122)		(122)
Preferred stock dividends				(206)		(206)
Stock-based compensation			46			46
Issuance of common stock:
4,774 shares under dividend reinvestment and stock purchase plan		12	15			27

Balance, March 31, 2010	$15,867	$10,199	$37,065	$7,936	$2,858	$73,925

See accompanying notes.

Notes to Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying consolidated balance sheet at December 31, 2010 has been derived from audited financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and FASB Accounting Standards Codification (ASC) 270. Accordingly, the interim financial statements do not include all of the financial information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim consolidated financial statements include all adjustments necessary to present fairly the financial condition and results of operations for the reported periods, and are of a normal and recurring nature.

These statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

The consolidated financial statements include the accounts of Codorus Valley Bancorp, Inc. and its wholly owned bank subsidiary, PeoplesBank, A Codorus Valley Company (PeoplesBank), and its wholly owned nonbank subsidiary, SYC Realty Company, Inc. (collectively referred to as Codorus Valley or the Corporation). PeoplesBank has five wholly-owned subsidiaries, Codorus Valley Financial Advisors, Inc. and SYC Settlement Services, Inc. and three subsidiaries whose purpose is to temporarily hold foreclosed properties pending eventual liquidation. All significant intercompany account balances and transactions have been eliminated in consolidation. The combined results of operations of the nonbank subsidiaries are not material to the consolidated financial statements.

The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of March 31, 2011, and through the date these financial statements were issued for potential recognition or disclosure.

Note 2—Significant Accounting Policies

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

Allowance for Loan Losses

The allowance for loan losses represents our estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

As disclosed in Note 5-Loans, the Corporation engages in commercial and consumer lending. Loans are made within the Corporation’s primary market area and surrounding areas, and include the purchase of whole loans or participation interests in loans from other financial institutions. Commercial related loans, which pose the greatest risk of loss to the Corporation, whether originated or purchased, are generally secured by real estate. Within the broad commercial loan segment, the builder & developer and commercial real estate investor loan classes generally present a higher level of risk than other commercial loan classifications. This increased risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties, unstable real estate prices and the dependency upon successful construction and sale or operation of the real estate project.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The Corporation determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Commercial loans, which are collateral dependent, that are deemed impaired are generally evaluated for impairment loss based on the fair value of the collateral. Commercial loans that are not collateral dependent will rely on the present value of expected future cash flows discounted at the loan’s effective interest rate to determine any impairment loss. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual residential mortgage loans, home equity loans and other consumer loans for impairment disclosures, unless such loans are the subject of a troubled debt restructuring agreement.

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

Loans whose terms are modified are classified as troubled debt restructurings if the Corporation grants borrowers experiencing financial difficulties concessions that it would not otherwise consider. Concessions granted under a troubled debt restructuring may involve a reduction of the debt, accrued interest or interest rate, or extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for a reasonable period of time, generally six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired.

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

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding, property that is acquired through acceptance of a deed-in-lieu of foreclosure and property that has not yet been acquired but which is classified as an insubstance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Appraisals are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition. Revenue and expense from operations and changes in the valuation allowance are included in expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At March 31, 2011, foreclosed real estate, net of allowance was $14,626,000, compared to $10,572,000 for December 31, 2010.

Per Common Share Computations

The weighted average number of shares of common stock outstanding used for basic and diluted calculations are provided below:

	Three months ended March 31,
(in thousands, except per share data)	2011	2010
Net income available to common shareholders	$1,266	$1,466
Weighted average shares outstanding (basic)	4,138	4,077
Effect of dilutive stock options	46	—
Weighted average shares outstanding (diluted)	4,184	4,077

Basic earnings per common share	$0.31	$0.36
Diluted earnings per common share	$0.30	$0.36

Anti-dilutive stock options and common stock warrants excluded from the computation of earnings per share	130	486

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

	Three months ended March 31,
(dollars in thousands)	2011	2010
Unrealized holding gains arising during the period	$366	$692
Reclassification adjustment for losses included in net income	25	—
Net unrealized gains	391	692
Tax effect	(133)	(235)
Net of tax amount	$258	$457

Cash Flow Information

For purposes of the statements of cash flows, the Corporation considers interest bearing deposits with banks, cash and due from banks, and federal funds sold to be cash and cash equivalents. Noncash items for the three-month period ended March 31, 2011 and March 31, 2010 consisted of the transfer of loans to foreclosed real estate in the amount of $1,693,000 and $3,298,000, respectively. The increase in other liabilities included pre-funded client ACH disbursements of $2,191,000 and accounts payable for investment in foreclosed real estate of $1,112,000.

Recent Accounting Pronouncements

The FASB issued ASU No. 2011-02, “Receivables” (Topic 310) – “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” in April 2011 to clarify the accounting principles applied to loan modifications as defined by FASB ASC Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors. This guidance was prompted by the increased volume in loan modifications prompted by the recent economic downturn. The Update clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. The Update goes on to provide guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties.

For public entities, the amendments in the Update are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The entity should also disclose related information required by ASU 2010-20 discussed below. The requirements of this ASU will expand disclosures related to troubled debt restructurings and is not expected to have a material impact on the Corporation’s financial position, results of operations or cash flow.

The FASB issued ASU 2010-20, “Receivables” (Topic 310) – “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This ASU requires more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. The amendments in this Update apply to all public and nonpublic entities with financing receivables. Financing receivables include loans and trade accounts receivable. However, short-term trade accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from these disclosure amendments. For public companies, the amendments that require disclosures as of the end of a reporting period were effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Corporation has adopted all provisions of this Update, which only increased the related disclosures, and had no impact on the Corporation’s financial position, results of operations or cash flow.

In November 2008, the Securities and Exchange Commission (SEC) released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB). Under the proposed roadmap, the Corporation may be required to prepare financial statements in accordance with IFRS as early as 2015. The SEC has indicated it will make a determination in 2011 regarding the mandatory adoption of IFRS. The Corporation is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

Note 3-Securities

A summary of securities, available-for-sale at March 31, 2011 and December 31, 2010 is provided below:

	Amortized	Gross Unrealized		Estimated Fair
(dollars in thousands)	Cost	Gains	Losses	Value

March 31, 2011
Debt securities:
U.S. Treasury notes	$10,008	$98	$(6)	$10,100
U.S. agency	27,644	131	(123)	27,652
U.S. agency mortgage-backed, residential	109,808	2,311	(769)	111,350
State and municipal	84,092	2,229	(240)	86,081
Total debt securities	$231,552	$4,769	$(1,138)	$235,183

December 31, 2010
Debt securities:
U.S. Treasury notes	$8,014	$126	$—	$8,140
U.S. agency	13,519	155	(31)	13,643
U.S. agency mortgage-backed, residential	108,967	2,213	(827)	110,353
State and municipal	88,796	2,079	(475)	90,400
Total debt securities	$219,296	$4,573	$(1,333)	$222,536

The amortized cost and estimated fair value of debt securities at March 31, 2011 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$7,083	$7,127
Due after one year through five years	137,332	141,034
Due after five years through ten years	83,313	83,288
Due after ten years	3,824	3,734
Total debt securities	$231,552	$235,183

Gross losses realized from securities, available-for-sale were $25,000 for the three months ended March 31, 2011. No gains or losses were realized from the sale of securities, available-for-sale for the three month period ended March 31, 2010. Realized gains and losses from the sale of securities, available-for-sale are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement. Securities, issued by agencies of the federal government, with a carrying value of $120,724,000 and $125,785,000 on March 31, 2011 and December 31, 2010, respectively, were pledged to secure public and trust deposits, repurchase agreements, other short-term borrowings and Federal Home Loan Bank debt.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities, available-for-sale that have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2011
Debt securities:
U.S. Treasury notes	$1,990	$6	$—	$—	$1,990	$6
U.S. agency	20,506	123	—	—	20,506	123
U.S. agency mortgage-backed , residential	44,952	769	—	—	44,952	769
State and municipal	13,977	207	362	33	14,339	240
Total temporarily impaired debt securities	$81,425	$1,105	$362	$33	$81,787	$1,138

December 31, 2010
Debt securities:
U.S. agencies	$4,969	$31	$—	$—	$4,969	$31
U.S. agency mortgage-backed, residential	50,982	827	—	—	50,982	827
State and municipal	20,382	429	350	46	20,732	475
Total temporarily impaired debt securities	$76,333	$1,287	$350	$46	$76,683	$1,333

At March 31, 2011, the unrealized losses within the less than 12 months category of $1,105,000 were attributable to forty-four different securities, primarily municipal and U.S. agency securities, and $33,000 in the 12 months or more category was attributed to one municipal security.

Securities, available-for-sale are analyzed quarterly for possible other-than-temporary impairment. The analysis considers, among other factors: 1) whether the Corporation has the intent to sell its securities prior to market recovery or maturity; 2) whether it is more likely than not that the Corporation will be required to sell its securities prior to market recovery or maturity; 3) default rates/history by security type; 4) third-party securities ratings; 5) third-party guarantees; 6) subordination; 7) payment delinquencies; 8) nature of the issuer; and 9) current financial news.

The Corporation believes that unrealized losses at March 31, 2011 were primarily the result of changes in market interest rates and that it has the ability to hold these investments for a time necessary to recover the amortized cost. To date, the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and therefore, all impairment is considered to be temporary.

Note 4—Restricted Investment in Bank Stocks

Restricted stock represents required investments in the common stock of correspondent banks, consisting primarily of the common stock of Federal Home Loan Bank of Pittsburgh (FHLB) and to a lesser degree Atlantic Central Bankers Bank (ACBB) and is carried at cost as of March 31, 2011 and December 31, 2010. Under the FHLB’s Capital Plan, PeoplesBank is required to maintain a minimum member stock investment, both as a condition of becoming and remaining a member and as a condition of borrowing from the FHLB. In December 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock as strategies to preserve its capital. During 2010, the FHLB partially lifted its restriction on capital stock repurchases.

We evaluate the restricted stock for impairment in accordance with FASB ASC Topic 942. Our determination of whether these investments are impaired is based on an assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as: (1) the significance of the decline in net assets of the issuer as compared to the capital stock amount for the issuer and the length of time this situation has persisted, (2) commitments by the issuer to make payments required by law or regulation and the level of such payments in relation to the operating performance of the issuer, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuer. We believe that no impairment charge was necessary related to the restricted stock during the periods ended March 31, 2011 and 2010.

Note 5—Loans

The table below provides the composition of the loan portfolio at March 31, 2011 and December 31, 2010. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows us to monitor risk and performance. Those industries representing the largest dollar investment and most risk are listed separately. The other commercial loans category is comprised of a multitude of industries, including: health services, professional services, public administration, restaurant, service, transportation, finance, natural resources, recreation and religious organization. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

(dollars in thousands)	March 31, 2011	December 31, 2010
Builder & developer	$101,511	$95,735
Commercial real estate investor	93,747	95,281
Residential real estate investor	56,309	55,930
Hotel/Motel	49,494	48,041
Wholesale & retail	45,046	44,963
Manufacturing	24,946	24,989
Agriculture	12,705	14,247
Other	131,978	136,198
Total commercial related loans	515,736	515,384
Residential mortgages	21,964	20,357
Home equity	57,295	56,294
Other	48,808	48,814
Total consumer related loans	128,067	125,465
Total loans	$643,803	$640,849

Note 6— Loan Quality

The Corporation’s internal risk rating system follows regulatory guidance as to risk classifications and definitions. Every approved loan is assigned a risk rating. Generally, risk ratings for commercial related loans and residential mortgages held for investment are determined by a formal evaluation of risk factors performed by the Corporation’s underwriting staff. For consumer loans and small dollar commercial loans, the Corporation relies on third-party credit scoring software models for risk rating purposes. The loan portfolio is monitored on a continuous basis by loan officers, loan review personnel and senior management. Adjustments of loan risk ratings are generally performed by the Special Asset Committee, which includes senior management. The Committee, which meets monthly, makes changes, as appropriate, to risk ratings when it becomes aware of credit events such as payment delinquency, cessation of a business or project, bankruptcy or death of the borrower, or changes in collateral value.

The Corporation uses ten risk ratings to grade loans. The first seven ratings, representing the lowest risk, are combined and given a “pass” rating. A pass rating is a satisfactory credit rating, which applies to a loan that is expected to perform in accordance with the loan agreement and has a low probability of loss. A loan rated “special mention” has a potential weakness which may, if not corrected, weaken the loan or inadequately protect the Corporation’s position at some future date. A loan rated “substandard” is inadequately protected by the current net worth or paying capacity of the borrower or of the collateral pledged. A “substandard” loan has a well defined weakness or weaknesses that could jeopardize liquidation of the loan, which exposes the Corporation to loss if the deficiencies are not corrected. When circumstances indicate that collection of the loan is doubtful, the loan is risk rated “nonaccrual” and the accrual of interest income is discontinued, and any unpaid interest previously credited to income is reversed. The table below does not include “doubtful” and “loss” risk ratings because the Corporation does not use these ratings. The Corporation promptly charges off loan losses which obviates the need for a “loss” risk rating.

The table below presents a summary of loan risk ratings by loan class at March 31, 2011 and December 31, 2010.

(dollars in thousands)	Pass	Special Mention	Substandard	Nonaccrual	Total
March 31, 2011
Builder & developer	$91,669	$2,837	$448	$6,557	$101,511
Commercial real estate investor	83,808	9,765	—	174	93,747
Residential real estate investor	55,517	304	—	488	56,309
Hotel/Motel	49,494	—	—	—	49,494
Wholesale & retail	37,476	1,709	1,019	4,842	45,046
Manufacturing	24,946	—	—	—	24,946
Agriculture	12,205	—	500	—	12,705
Other	120,007	6,022	1,945	4,004	131,978
Total commercial related loans	475,122	20,637	3,912	16,065	515,736
Residential mortgage	21,648	—	43	273	21,964
Home equity	57,264	11	—	20	57,295
Other	47,895	399	48	466	48,808
Total consumer related loans	126,807	410	91	759	128,067
Total loans	$601,929	$21,047	$4,003	$16,824	$643,803

December 31, 2010
Builder & developer	$84,409	$2,647	$453	$8,226	$95,735
Commercial real estate investor	85,420	9,534	148	179	95,281
Residential real estate investor	55,346	94	—	490	55,930
Hotel/Motel	48,041	—	—	—	48,041
Wholesale & retail	37,252	1,850	1,019	4,842	44,963
Manufacturing	24,989	—	—	—	24,989
Agriculture	13,747	—	500	—	14,247
Other	123,965	6,300	1,913	4,020	136,198
Total commercial related loans	473,169	20,425	4,033	17,757	515,384
Residential mortgage	20,109	—	43	205	20,357
Home equity	56,183	12	—	99	56,294
Other	47,933	418	—	463	48,814
Total consumer related loans	124,225	430	43	767	125,465
Total loans	$597,394	$20,855	$4,076	$18,524	$640,849

The table below presents a summary of impaired loans at March 31, 2011 and December 31, 2010. Generally, impaired loans are loans risk rated substandard and nonaccrual. An allowance is established for those individual loans where the Corporation has doubt as to full recovery of the outstanding principal balance. The recorded investment represents outstanding unpaid principal loan balances adjusted for charge-offs.

	March 31, 2011						December 31, 2010
					Interest Income Recognized
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Total	Cash Basis	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance:
Builder & developer	$6,440	$6,440	$—	$7,350	$53	$47	$8,260	$8,260	$—
Commercial real estate investor	—	—	—	—	—	—	—	—	—
Residential real estate investor	393	393	—	394	—	—	394	394	—
Hotel/Motel	—	—	—	—	—	—	—	—	—
Wholesale & retail	1,019	1,019	—	1,019	19	—	1,019	1,019	—
Manufacturing	—	—	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—	—	—	—
Other commercial	5,241	5,241	—	5,230	123	109	5,219	5,219	—
Residential mortgage	316	387	—	282	6	6	248	294	—
Home equity	20	20	—	60	—	—	99	99	—
Other consumer	514	514	—	488	8	7	463	463	—
Total impaired loans with no related allowance	$13,943	$14,014	$—	$14,823	$209	$169	$15,702	$15,748	$—

Impaired loans with a related allowance:
Builder & developer	$565	$565	$172	$492	$5	$5	$419	$419	$25
Commercial real estate investor	174	274	85	251	—	—	327	427	185
Residential real estate investor	95	95	10	96	—	—	96	96	10
Hotel/Motel	—	—	—	—	—	—	—	—	—
Wholesale & retail	4,842	4,842	675	4,842	—	—	4,842	4,842	675
Manufacturing	—	—	—	—	—	—	—	—	—
Agriculture	500	500	100	500	9	—	500	500	100
Other commercial	708	708	200	711	7	—	714	714	200
Residential mortgage	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—	—	—	—
Total impaired loans with a related allowance	$6,884	$6,984	$1,242	$6,892	$21	$5	$6,898	$6,998	$1,195

Total impaired loans:
Builder & developer	$7,005	$7,005	$172	$7,842	$58	$52	$8,679	$8,679	$25
Commercial real estate investor	174	274	85	251	—	—	327	427	185
Residential real estate investor	488	488	10	490	—	—	490	490	10
Hotel/Motel	—	—	—	—	—	—	—	—	—
Wholesale & retail	5,861	5,861	675	5,861	19	—	5,861	5,861	675
Manufacturing	—	—	—	—	—	—	—	—	—
Agriculture	500	500	100	500	9	—	500	500	100
Other commercial	5,949	5,949	200	5,941	130	109	5,933	5,933	200
Residential mortgage	316	387	—	282	6	6	248	294	—
Home equity	20	20	—	60	—	—	99	99	—
Other consumer	514	514	—	488	8	7	463	463	—
Total impaired loans	$20,827	$20,998	$1,242	$21,715	$230	$174	$22,600	$22,746	$1,195

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule which shows the length of time a loan is past due. The table below presents a summary of past due loans, current loans and nonaccrual loans by loan segment and class at March 31, 2011 and December 31, 2010. Both periods include one troubled debt restructuring which is included in nonaccrual loans within the other commercial related loans class.

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans
March 31, 2011
Builder & developer	$660	$153	$—	$813	$6,557	$94,141	$101,511
Commercial real estate investor	1,322	—	—	1,322	174	92,251	93,747
Residential real estate investor	586	—	—	586	488	55,235	56,309
Hotel/Motel	—	—	—	—	—	49,494	49,494
Wholesale & retail	—	—	—	—	4,842	40,204	45,046
Manufacturing	—	—	—	—	—	24,946	24,946
Agriculture	—	—	—	—	—	12,705	12,705
Other	1,034	26	84	1,144	4,004	126,830	131,978
Total commercial related loans	3,602	179	84	3,865	16,065	495,806	515,736
Residential mortgage	73	—	—	73	273	21,618	21,964
Home equity	215	—	—	215	20	57,060	57,295
Other	59	1	—	60	466	48,282	48,808
Total consumer related loans	347	1	—	348	759	126,960	128,067
Total loans	$3,949	$180	$84	$4,213	$16,824	$622,766	$643,803

December 31, 2010
Builder & developer	$33	$370	$—	$403	$8,226	$87,106	$95,735
Commercial real estate investor	—	—	—	—	179	95,102	95,281
Residential real estate investor	212	—	—	212	490	55,228	55,930
Hotel/Motel	—	—	—	—	—	48,041	48,041
Wholesale & retail	—	—	—	—	4,842	40,121	44,963
Manufacturing	—	—	—	—	—	24,989	24,989
Agriculture	—	—	—	—	—	14,247	14,247
Other	—	392	—	392	4,020	131,786	136,198
Total commercial related loans	245	762	—	1,007	17,757	496,620	515,384
Residential mortgage	—	409	—	409	205	19,743	20,357
Home equity	264	50	—	314	99	55,881	56,294
Other	304	43	197	544	463	47,807	48,814
Total consumer related loans	568	502	197	1,267	767	123,431	125,465
Total loans	$813	$1,264	$197	$2,274	$18,524	$620,051	$640,849

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the period ended March 31, 2011 and in summary fashion for March 31, 2010. The table also shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment.

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:
Balance, January 1,	$1,561	$1,887	$698	$345	$843	$155	$175	$1,123	$6,787
Charge-offs	(8)	—	—	—	(146)	—	—	(39)	(193)
Recoveries	—	—	—	—	—	—	—	—	—
Provisions	248	(182)	2	—	314	(5)	(8)	(70)	299
Balance, March 31,	$1,801	$1,705	$700	$345	$1,011	$150	$167	$1,014	$6,893
Individually evaluated for impairment	$172	$85	$10	$—	$675	$—	$100	$200	$1,242
Collectively evaluated for impairment	$1,629	$1,620	$690	$345	$336	$150	$67	$814	$5,651

Loan receivables:
Balance, March 31,	$101,511	$93,747	$56,309	$49,494	$45,046	$24,946	$12,705	$131,978	$515,736
Individually evaluated for impairment	$7,005	$174	$488	$—	$5,861	$—	$500	$5,949	$19,977
Collectively evaluated for impairment	$94,506	$93,573	$55,821	$49,494	$39,185	$24,946	$12,205	$126,029	$495,759

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated	2011	2010
Allowance for loan losses:
Balance, January 1,	$30	$83	$201	$314	$525	$7,626	$7,175
Charge-offs	(56)	(144)	(53)	(253)	—	(446)	(208)
Recoveries	—	—	1	1	—	1	24
Provisions	156	305	113	574	(198)	675	720
Balance, March 31,	$130	$244	$262	$636	$327	$7,856	$7,711
Individually evaluated for impairment	$—	$—	$—	$—	$—	$1,242	$2,326
Collectively evaluated for impairment	$130	$244	$262	$636	$327	$6,614	$5,385

Loan receivables:
Balance, March 31,	$21,964	$57,295	$48,808	$128,067		$643,803	$649,236
Individually evaluated for impairment	$—	$—	$—	$—		$19,977	$30,716
Collectively evaluated for impairment	$21,964	$57,295	$48,808	$128,067		$623,826	$618,520

Note 7—Deposits

The composition of deposits was as follows:

(dollars in thousands)	March 31, 2011	December 31, 2010
Noninterest bearing demand	$67,817	$65,642
NOW	67,097	61,398
Money market	222,935	220,923
Savings	29,942	27,037
Time deposits less than $100,000	253,343	255,674
Time deposits $100,000 or more	177,819	175,436
Total deposits	$818,953	$806,110

Note 8—Long-term Debt

PeoplesBank’s obligations to the FHLB are primarily fixed rate instruments. A summary of long-term debt at March 31, 2011 and December 31, 2010, is provided below:

(dollars in thousands)	March 31, 2011	December 31, 2010
PeoplesBank’s obligations to FHLB:
Due January 2011, 2.06%	$—	$14,000
Due January 2011, 4.30%, amortizing	—	3,401
Due August 2011, 2.42%	12,000	12,000
Due January 2012, 2.34%	10,000	10,000
Due June 2012, 4.25%, amortizing	470	567
Due December 2012, 1.91%	5,000	5,000
Due May 2013, 3.46%, amortizing	1,234	1,371
Due December 2013, 2.39%	5,000	5,000
	33,704	51,339
Capital lease obligation	378	393
Total long-term debt	$34,082	$51,732

PeoplesBank’s long-term debt obligations to FHLB are fixed rate instruments, which are secured by FHLB stock, U.S. agency mortgage backed securities and under a blanket collateral agreement, qualifying loan receivables, principally mortgage loans.

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

Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to quarter-to-date average assets (leverage ratio). Management believes that Codorus Valley and PeoplesBank were well capitalized on March 31, 2011 based on regulatory capital guidelines.

	Actual		Minimum for Capital Adequacy		Well Capitalized Minimum*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated )
at March 31, 2011
Capital ratios:
Tier 1 risk based	$85,300	12.56%	$27,161	4.00%	n/a	n/a
Total risk based	93,156	13.72	54,321	8.00	n/a	n/a
Leverage	85,300	8.95	38,137	4.00	n/a	n/a
at December 31, 2010
Capital ratios:
Tier 1 risk based	$84,116	12.51%	$26,905	4.00%	n/a	n/a
Total risk based	91,742	13.64	53,811	8.00	n/a	n/a
Leverage	84,116	8.81	38,194	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at March 31, 2011
Capital ratios:
Tier 1 risk based	$82,439	12.19%	$27,057	4.00%	$40,585	6.00%
Total risk based	90,295	13.35	54,114	8.00	67,642	10.00
Leverage	82,439	8.67	38,034	4.00	47,543	5.00
at December 31, 2010
Capital ratios:
Tier 1 risk based	$81,292	12.13%	$26,805	4.00%	$40,207	6.00%
Total risk based	88,918	13.27	53,610	8.00	67,012	10.00
Leverage	81,292	8.54	38,079	4.00	47,599	5.00
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

The preferred stock ranks senior to the Corporation’s common shares and pays a compounded cumulative dividend at a rate of 5 percent per year for the first five years, and 9 percent per year thereafter. Dividends are payable quarterly on February 15th, May 15th, August 15th and November 15th. The Corporation is prohibited from paying any dividend with respect to shares of common stock or repurchasing or redeeming any shares of the Corporation’s common shares in any quarter unless all accrued and unpaid dividends are paid on the preferred stock for all past dividend periods (including the latest completed dividend period), subject to certain limited exceptions. In addition, without the prior consent of the Treasury, the Corporation is prohibited from declaring or paying quarterly cash dividends on common shares in excess of $0.12 per share, which was the last quarterly cash dividend per share declared prior to October 14, 2008. The CPP also places restrictions on incentive compensation to senior executives. The preferred stock is non-voting, other than class voting rights on matters that could adversely affect the preferred stock, and is generally redeemable at the liquidation value at any time in whole or in part (i.e., a minimum of 25 percent of the issue price) with regulatory permission.

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

Note 11—Contingent Liabilities

The Corporation is not aware of any material contingent liabilities as of March 31, 2011.

Note 12—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $11,059,000 of standby letters of credit outstanding on March 31, 2011, compared to $8,793,000 on December 31, 2010. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of March 31, 2011 and December 31, 2010, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Note 13—Fair Value Measurements and Fair Values of Financial Instruments

The Corporation uses its best judgment in estimating the fair value of the Corporation’s assets and liabilities; however, there are inherent weaknesses in any estimation technique. Therefore, the fair value estimates herein are not necessarily indicative of the amounts that could be realized in sales transactions on the dates indicated. The estimated fair value amounts have been measured as of their respective period-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values subsequent to the respective reporting dates may be different than the amounts reported at each period end.

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

For financial assets measured at fair value, the fair value measurements by level within the fair value hierarchy are as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
March 31, 2011
Measured at fair value on a recurring basis:
Securities available-for-sale:
U.S. Treasury notes	$10,100	$10,100	$—	$—
U.S. agency	27,652	—	27,652	—
U.S. agency mortgage-backed, residential	111,350	—	111,350	—
State and municipal	86,081	—	86,081	—
Measured at fair value on a nonrecurring basis:
Impaired loans	5,642	—	—	5,642
Foreclosed real estate	4,447	—	—	4,447
December 31, 2010
Measured at fair value on a recurring basis:
Securities available-for-sale:
U.S. Treasury notes	$8,140	$8,140	$—	$—
U.S. agency	13,643	—	13,643	—
U.S. agency mortgage-backed, residential	110,353	—	110,353	—
State and municipal	90,400	—	90,400	—
Measured at fair value on a nonrecurring basis:
Impaired loans	5,703	—	—	5,703
Foreclosed real estate	4,447	—	—	4,447

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain assets and liabilities at March 31, 2011 and December 31, 2010:

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

Loans held for sale (carried at lower of cost or fair value)
The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan. At March 31, 2011 and December 31, 2010, the fair value of loans held for sale exceeded their cost basis.

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

Impaired loans (generally carried at fair value)
Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. A portion of the allowance for loan losses is allocated to impaired loans if the value of the collateral supporting such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when it is believed that the uncollectability of a loan is confirmed. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At March 31, 2011, the fair value of loan balances with a specific reserve allowance was $6,884,000, net of a valuation allowance of $1,242,000, compared to $6,898,000, net of a valuation allowance of $1,195,000 at December 31, 2010.

Foreclosed Real Estate (carried at lower of cost or fair value)
Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost which becomes the cost basis. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. At March 31, 2011 and December 31, 2010, the carrying value of other real estate owned with a valuation allowance was $4,447,000 ($6,013,000 less a $1,566,000 allowance).

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

Short-term borrowings (carried at cost)
The carrying amount of short-term borrowings approximates their fair value.

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

Off-balance sheet financial instruments (disclosed at cost)
Fair values for the Corporation’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These amounts were not considered to be material at March 31, 2011 and December 31, 2010.

The estimated fair values of the Corporation’s financial instruments were as follows at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets
Cash and cash equivalents	$31,764	$31,764	$43,269	$43,269
Securities, available-for-sale	235,183	235,183	222,536	222,536
Restricted investment in bank stocks	3,867	3,867	4,067	4,067
Loans held for sale	1,090	1,107	4,990	5,054
Loans, net	635,947	644,218	633,223	637,896
Interest receivable	3,481	3,481	3,590	3,590

Financial liabilities
Noninterest bearing demand, NOW, money market and savings deposits	$387,791	$387,791	$375,000	$375,000
Time deposits	431,162	437,518	431,110	438,907
Short-term borrowings	10,365	10,365	6,763	6,763
Long-term debt	34,082	34,494	51,732	52,294
Junior subordinated debt	10,310	4,421	10,310	4,330
Interest payable	677	677	687	687

Off-balance sheet instruments	—	—	—	—

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

Note that many factors, some of which are discussed elsewhere in this report and in the documents that are incorporated by reference, could affect the future financial results of the Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this Form 10-Q. These factors include, but are not limited to, the following:

•	operating, legal and regulatory risks;
•	enacted financial reform legislation, e.g., Dodd-Frank Wall Street Reform and Consumer Protection Act, which may have a significant impact on the Corporation’s business and results of operations;
•	a prolonged economic downturn;
•	an increase in nonperforming assets requiring loss provisions and the incurrence of carrying costs related to nonperforming assets;
•	declines in the market value of investment securities considered to be other than temporary;
•	the effects of and changes in the rate of FDIC premiums, including special assessments;
•	interest rate fluctuations which could increase our cost of funds or decrease our yield on earning assets and therefore reduce our net interest income;
•	future legislative or administrative changes to U.S. governmental capital programs;
•	unavailability of capital when needed or, availability at less than favorable terms;
•	political and competitive forces affecting banking, securities, asset management and credit services businesses; and
•	the risk that management’s analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Critical accounting policies

We have identified critical accounting policies for the Corporation to include allowance for loan losses, valuation of foreclosed real estate and evaluation of other than temporary impairment losses of securities. There were no material changes made to the critical accounting policies disclosed in the 2010 Annual Report on Form 10-K in regards to application or related judgments and estimates used. A detailed disclosure pertaining to critical accounting policies is provided in Item 7 of the Corporation’s 2010 Annual Report on Form 10-K.

Three months ended March 31, 2011,
compared to three months ended March 31, 2010

FINANCIAL HIGHLIGHTS

The Corporation earned net income available to common shareholders of $1,266,000 or $0.31 per share ($0.30 diluted) for the three-month period ended March 31, 2011, compared to $1,466,000 or $0.36 per share, basic and diluted, for the same period of 2010. The $200,000 or 14 percent decrease in net income available to common shareholders was primarily the result of an increase in noninterest expense, which more than offset increases in net interest income and noninterest income and lower provisions for loan losses and income tax expense.

The $526,000 or 7 percent increase in net interest income for the current three month period, compared to the same quarter of 2010, was primarily the result of an increase in the average volume of earning assets, principally investment securities, and a decrease in the average rates paid on deposit products, which reflected record low short-term market interest rates. The net interest margin was 3.66 percent for the current quarter, compared to 3.69 percent for the first quarter of 2010.

The provision for loan losses for the current three month period totaled $675,000, representing a $45,000 or 6 percent decrease, compared to 2010. The current period provision remained elevated in comparison to the Corporation’s historic levels and was reflective of the risks and uncertainties associated with prolonged weakness in economic and business conditions, a relatively high level of employment and erosion of real estate values.

The $74,000 or 4 percent increase in noninterest income for the current quarter compared to the first quarter of 2010 was attributable to increases in service fees on deposits, gain on sales of loans held for sale and income from mutual fund, annuity and insurance sales.

The $954,000 or 16 percent increase in noninterest expense for the current quarter compared to the first quarter of 2010 was primarily attributable to a $482,000 increase in carrying costs for impaired loans and foreclosed real estate. The incurrence of carrying costs is necessary to protect the Corporation’s interest in its loans and their related collateral and to prepare foreclosed real estate for sale. An increase in personnel expense due to normal business growth and increased health care insurance premiums also contributed to the increase in noninterest expense.

The $109,000 or 27 percent decrease in the provision for income tax expense for the current three month period compared to 2010 was primarily the result of the decrease in income before income taxes.

Total assets were approximately $961 million on March 31, 2011, an increase of $67 million or 8 percent above March 31, 2010. Asset growth during the twelve month period occurred primarily in the investment securities portfolio. Loan demand remained sluggish during the current quarter in response to the prolonged economic slowdown and the relatively high rate of unemployment. In contrast, deposit growth has remained steady due in part to customer preference for the liquidity and safety of FDIC insured deposit products.

Net income as a percentage of average shareholders’ equity (ROE) was 7.78 percent for the first three months (annualized) of 2011, compared to 9.33 percent for the same period of 2010. Net income as a percentage of average total assets (ROA) was 0.63 percent for the first three months (annualized) of 2011, compared to 0.77 percent for the same period of 2010. The decrease in both ratios for 2011 reflects the decrease in earnings. The efficiency ratio (noninterest expense as a percentage of net interest income plus noninterest income on a tax equivalent basis) was 70.1 percent for the first three months of 2011, compared to 64.9 percent for the same period of 2010. The increase in the efficiency ratio during the current period reflects the increase in noninterest expense.

On March 31, 2011, the nonperforming assets ratio was 4.79 percent, compared to 4.50 percent for December 31, 2010 and 4.30 percent for March 31, 2010. Net loan charge-offs for the current three month period totaled $445,000, compared to $184,000 for the first quarter of 2010. The Corporation’s annualized net loan charge-offs ratio was 0.28 percent at March 31, 2011, compared to 0.11 percent at March 31, 2010. Information regarding nonperforming assets is provided in the Risk Management section of this report, including Table 5—Nonperforming Assets. Based on a comprehensive analysis of the loan portfolio, we believe that the current level of the allowance for loan losses is adequate at March 31, 2011. An analysis of the allowance is provided in Table 6—Analysis of Allowance for Loan Losses.

Throughout the current period, Codorus Valley maintained a capital level well above minimum regulatory quantitative requirements. Currently, there are three federal regulatory definitions of capital that take the form of minimum ratios. As set forth in Note 9—Regulatory Matters, the Corporation and PeoplesBank were well capitalized on March 31, 2011.

A more detailed analysis of the factors and trends affecting corporate earnings follows.

INCOME STATEMENT ANALYSIS

Net interest income

Net interest income for the three-month period ended March 31, 2011, was $7,764,000, an increase of $526,000 or 7 percent above the first quarter of 2010. The increase was primarily the result of an increase in the average volume of earning assets and a decrease in the average rates paid on deposit products. An increase in yield on floating rate commercial loans, due to the aggregate impact of minimum rates, also contributed to the increase in noninterest income. The net interest margin was 3.66 percent for the first quarter of this year, compared to 3.69 percent for the first quarter of 2010.

For the first quarter of 2011, total interest income increased $352,000 or 3 percent above 2010 due primarily to an increase in the average volume of earning assets and an increase in yield on floating rate commercial loans as described earlier. Earning assets averaged $901 million and yielded 5.08 percent (tax equivalent basis) for the current quarter, compared to $832 million and 5.31 percent, respectively, for the first quarter of 2010. The $69 million or 8 percent increase in average earning assets was due primarily to an increase in investment securities. With the exception of mortgage refinancing, the demand for commercial and consumer loans has remained low in response to the prolonged economic slowdown, depressed real estate markets and the relatively high rate of unemployment.

For the first quarter of 2011, total interest expense decreased $174,000 or 5 percent below the first quarter of 2010 due primarily to a decrease in the average rates paid on deposits, which reflected record low short-term market interest rates. The decrease in the average volume of long-term debt, which resulted from maturing Federal Home Loan Bank loans that were not refinanced, also contributed to the decrease in interest expense. Total interest bearing liabilities averaged $807 million at an average rate of 1.58 percent for the current quarter, compared to $756 million and 1.78 percent, respectively, for the first quarter of 2010. The $51 million or 7 percent increase in average interest bearing liabilities reflected growth in all deposit categories. Deposit growth reflected our competitive rates and customer preference for the liquidity and safety of FDIC insured deposit products.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended March 31,
	2011			2010
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Interest bearing deposits with banks	$25,938	$14	0.22%	$11,074	$6	0.22%
Federal funds sold	2,733	1	0.15	2,733	2	0.30
Investment securities:
Taxable	147,857	944	2.59	102,588	832	3.29
Tax-exempt	83,091	936	4.57	69,418	860	5.02
Total investment securities	230,948	1,880	3.30	172,006	1,692	3.99

Loans:
Taxable (1)	626,374	9,159	5.93	632,988	8,984	5.76
Tax-exempt	15,273	227	6.03	13,606	216	6.44
Total loans	641,647	9,386	5.93	646,594	9,200	5.77
Total earning assets	901,266	11,281	5.08	832,407	10,900	5.31
Other assets (2)	54,865			55,586
Total assets	$956,131			$887,993
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$286,609	479	0.68%	$244,287	501	0.83%
Savings	28,318	28	0.40	24,927	25	0.41
Time	432,919	2,328	2.18	404,283	2,303	2.31
Total interest bearing deposits	747,846	2,835	1.54	673,497	2,829	1.70
Short-term borrowings	11,224	28	1.01	8,161	20	0.99
Long-term debt and junior subordinated debt	47,710	280	2.38	74,308	468	2.55
Total interest bearing liabilities	806,780	3,143	1.58	755,966	3,317	1.78

Noninterest bearing deposits	65,991			53,688
Other liabilities	5,663			5,007
Shareholders’ equity	77,697			73,332

Total liabilities and shareholders’ equity	$956,131			$887,993
Net interest income		$8,138			$7,583
Net interest margin (3)			3.66%			3.69%

(1)	Average balance includes average nonperforming loans of $17,882,000 for 2011 and $22,144,000 for 2010. Interest includes net loan fees of $232,000 for 2011 and $235,000 for 2010.
(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended March 31, 2011 vs. 2010
	Increase (decrease) due to change in
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$8	$—	$8
Federal funds sold	—	(1)	(1)
Investment securities:
Taxable	367	(255)	112
Tax-exempt	169	(93)	76
Loans:
Taxable	(94)	269	175
Tax-exempt	26	(15)	11
Total interest income	476	(95)	381
Interest Expense
Deposits:
Interest bearing demand	87	(109)	(22)
Savings	3	—	3
Time	163	(138)	25
Short-term borrowings	8	—	8
Long-term debt	(168)	(20)	(188)
Total interest expense	93	(267)	(174)
Net interest income	$383	$172	$555

Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for loan losses

For the quarter ended March 31, 2011, the provision for loan losses was $675,000, compared to $720,000 for the first quarter of 2010. The current period provision remained elevated in comparison to the Corporation’s historic levels and was reflective of the risks and uncertainties associated with prolonged weakness in economic and business conditions, a relatively high level of employment and erosion of real estate values. These factors can adversely affect our borrowers’ ability to service their loans. Information about loan quality is provided in the Nonperforming Assets section of this report on page 36.

Noninterest income

The following table presents the components of total noninterest income for the first quarter of 2011, compared to the first quarter of 2010. Total noninterest income for the current quarter was $1,757,000, an increase of $74,000 or 4 percent above the first quarter of 2010.

Table 3 - Noninterest income

	Three months ended March 31,		Change Increase (Decrease)
(dollars in thousands)	2011	2010	$	%

Trust and investment services fees	$357	$346	$11	3%
Income from mutual fund, annuity and insurance sales	342	319	23	7
Service charges on deposit accounts	601	562	39	7
Income from bank owned life insurance	165	158	7	4
Other income	141	154	(13)	(8)
Gain on sales of loans held for sale	176	144	32	22
Loss on sales of securities	(25)	—	(25)	100
Total noninterest income	$1,757	$1,683	$74	4%

The discussion that follows addresses changes in selected categories of noninterest income.

Income from mutual fund, annuity and insurance sales—The increase in income from the sale of mutual funds, annuities and insurance products by Codorus Valley Financial Advisors (CVFA), a subsidiary of PeoplesBank, was a result of market appreciation, upon which some fees are based, and increased sales.

We anticipate that, in the near term, future revenue from this category may decline due to the resignation of four registered representatives who left CVFA in February 2011 to form their own company. The anticipated decrease in revenue will be largely offset by a decrease in operating expense, principally personnel costs. Accordingly, the net impact on CVFA’s earnings is expected to be immaterial.

Service charges on deposit accounts—The increase was due primarily to an increase in debit card revenue, which reflected an increase in the volume of transactions.

Possible restrictions by the federal government under the Durbin Interchange Amendment may significantly reduce debit card revenue (i.e., interchange fees) in 2011. The banking industry, through the American Bankers Association, is waging a national campaign to contest this proposed governmental price control. Further, the Federal Deposit Insurance Corporation (FDIC) issued final guidance in November 2010 for automated overdraft payment programs. This guidance, effective July 1, 2011, recommends that financial institutions establish policies that, among other things, limit the number of daily overdraft fees per customer, set a de minimis limit whereby small dollar transactions that overdraw an account are not charged an overdraft fee, and to take meaningful steps to counsel customers that have more than six overdrafts in a rolling twelve month period about less costly alternatives to overdraft protection. Implementation of the FDIC guidance is expected to decrease service charge revenue from decreased overdraft fees.

Gains on sales of loans held for sale—The increase was due to an increase in the volume of mortgage loan sales.

Loss on sales of securities—The loss in the current quarter reflected the sale of approximately $6 million (par value) of municipal securities whose issuers did not have credit ratings on their own (i.e., the credit rating was based on an insurer) and that were located within various states experiencing well publicized financial difficulties. There was no comparable transaction in the first quarter of 2010.

Noninterest expense

The following table presents the components of total noninterest expense for the first quarter of 2011, compared to the first quarter of 2010. Total noninterest expense for the current quarter was $7,038,000, an increase of $954,000 or 16 percent above 2010 due primarily to increases in carrying costs for foreclosed real estate and impaired commercial loans and personnel costs.

Table 4 - Noninterest expense

	Three months ended March 31,		Change Increase (Decrease)
(dollars in thousands)	2011	2010	$	%

Personnel	$3,531	$3,206	$325	10%
Occupancy of premises, net	497	501	(4)	(1)
Furniture and equipment	449	440	9	2
Postage, stationery and supplies	140	115	25	22
Professional and legal	102	106	(4)	(4)
Marketing and advertising	150	127	23	18
FDIC insurance	344	308	36	12
Debit card processing	154	135	19	14
Charitable donations	227	329	(102)	(31)
Telephone	135	138	(3)	(2)
Foreclosed real estate including (gains) losses on sales	485	73	412	564
Impaired loan carrying costs	266	196	70	36
Other	558	410	148	36
Total noninterest expense	$7,038	$6,084	$954	16%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The increase in personnel expense reflected an increase in employee health care insurance costs and normal business growth. Effective August 1, 2010, the Bank converted from a fully insured health care program to a self-insured program by joining a consortium of approximately 23 banks. For the first year under the new program the Bank will fund at the maximum liability based on pre-program claims experience, which is expected to result in an increase in health care costs. Thereafter, the benefits of the self-insured program are expected to contain future health care costs over the long term. Employees have customarily reimbursed the Corporation for approximately 30 percent of the cost of health insurance.

Postage, stationery and supplies—The increase in postage, stationery and supplies expense was due to normal business growth.

Marketing and advertising—The increase in marketing and advertising expense was due to a larger operating budget.

FDIC insurance—The increase in FDIC insurance premiums was primarily the result of deposit growth, upon which premiums are presently based.

As required under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the FDIC plans to change the quarterly assessment calculation for determining deposit insurance premiums effective April 1, 2011. At that time, the FDIC plans to lower assessment rates and apply them against average assets minus average tangible capital, instead of domestic deposits. We anticipate that this change will be favorable for PeoplesBank and will decrease its deposit insurance premium. A recalculation of premium for the first quarter of 2011 under the new assessment guidelines suggests an annual cost savings of approximately $500,000.

Charitable donations—Charitable donation expense was greater in the first quarter of 2010 because of more opportunities to make donations that qualified for state tax credits, which the Corporation uses to reduce Pennsylvania shares tax expense included in the Other expense category.

Foreclosed real estate including (gains) losses on sales—The increase in foreclosed real estate expense primarily reflected an increase in carrying costs associated with specific properties and a larger portfolio of real estate properties in general. Additionally, the first quarter of 2010 included a $122,000 gain from the sale of four unrelated properties. Typical carrying costs include insurance, maintenance and repairs, real estate taxes, appraisals and legal fees.

Impaired loan carrying costs—The increase reflected increased carrying expenses, particularly legal fees, associated with selected loans pursuant to the loan workout process.

Other—The increase in other expense, which is comprised of many underlying expenses, was primarily the result of a $95,000 increase in Pennsylvania shares tax, and normal business growth. Shares tax expense was lower in the first quarter of 2010 due to the accrual of a greater level of state tax credits, which originated from an increase in tax credit qualifying charitable donations, as described above.

Income taxes

The provision for income taxes for the first quarter of 2011 was $297,000, compared to $406,000 for the same period in 2010. The decrease in income taxes was primarily the result of the decrease in income before income taxes. For both periods, the Corporation’s statutory federal income tax rate was 34 percent. The Corporation’s effective income tax rate was approximately 16 percent for the first quarter of 2011, compared to approximately 19 percent for the first quarter of 2010. The decrease in the effective rate reflected an increase in non-taxable income, principally from the purchase of municipal bonds. The effective tax rate differs from the statutory tax rate due to the impact of low-income housing credits and tax-exempt income, including income from bank owned life insurance.

BALANCE SHEET REVIEW

Overnight investments

Overnight investments, comprised of interest bearing deposits with banks and federal funds sold, totaled $22 million on March 31, 2011, compared to $35 million on December 31, 2010. The decrease in overnight investments reflected increased investment in the securities available-for-sale portfolio.

Securities available-for-sale

At March 31, 2011, the fair value of securities available-for-sale totaled $235 million, compared to $223 million at December 31, 2010. Because the demand for loans remained weak, available funds were invested in fixed income securities to provide a return that exceeded the historically low yield on overnight investments.

Loans

On March 31, 2011, total loans, net of deferred fees, totaled $644 million, which was $3 million above the level at year-end 2010. During the recent three month period, the demand for commercial loans remained sluggish as a result of uncertain economic and business conditions, including the relatively high level of unemployment. With the exception of mortgage refinancing, these same factors have continued to depress the demand for consumer loans as well. The composition of the Corporation’s loan portfolio at March 31, 2011, compared to December 31, 2010, is provided in Note 5—Loans.

Deposits

On March 31, 2011, total deposits were $819 million, an increase of $13 million or 2 percent above year-end 2010, primarily reflecting an increase in demand and savings deposits. Deposit growth reflected our competitive rates and our clients’ apparent preference for the liquidity and safety of FDIC insured deposit products. The Corporation does not rely on brokered deposits to fund its operation. The composition of the Corporation’s deposit portfolio at March 31, 2011, is provided in Note 7—Deposits.

Long-term debt

On March 31, 2011, long-term debt totaled $34 million, compared to $52 million at year-end 2010. The decrease reflected Federal Home Loan Bank of Pittsburgh advances that matured and were not refinanced. A listing of outstanding long-term debt obligations is provided in Note 8—Long-term Debt.

Other liabilities

On March 31, 2011, other liabilities totaled approximately $9 million, compared to approximately $5.9 million at year-end 2010. The increase reflected an increase in accounts payable attributable to capital improvements to foreclosed real estate and pre-funded client ACH disbursements.

Shareholders’ equity and capital adequacy

Shareholders’ equity or capital enables Codorus Valley to maintain asset growth and absorb losses. Total shareholders’ equity was approximately $78 million on March 31, 2011, an increase of approximately $1.4 million or 2 percent above the level at December 31, 2010. The increase was caused primarily by an increase in retained earnings from profitable operations. An increase in accumulated other comprehensive income from unrealized gains, net of federal income tax, on securities available-for-sale also contributed to the increase in shareholders’ equity.

The Corporation typically pays cash dividends on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other factors. On April 12, 2011, the Board of Directors declared a quarterly cash dividend of $0.09 per common share payable on May 10, 2011, to shareholders of record on April 26, 2011. This dividend follows a $0.08 per share dividend paid in February. The Corporation’s participation in the U.S. Department of the Treasury’s Capital Purchase Program (CPP) requires regulatory approval to increase quarterly cash dividends on common stock above the quarterly $0.12 per share level that was in effect at the time of the issuance of the preferred stock. More information about the Corporation’s participation in the CPP is provided in Note 10—Shareholders’ Equity.

During March 2011, the Corporation applied for participation in the U.S. Treasury’s Small Business Lending Fund (SBLF). A summary of the SBLF can be found in the Corporation’s Form 10-K for the period ended December 31, 2010 under the Supervision and Regulation section (reference the Small Business Jobs and Credit Act of 2010). Management requested $25 million of capital, of which $16.5 million would be used to refinance, with applicable regulatory approvals, all of the outstanding preferred stock issued under the Treasury’s CPP. There are no immediate plans to repurchase the outstanding common stock warrant issued under the CPP. Funds from the SBLF would be used primarily to support increased lending to creditworthy small businesses. The SBLF provides an attractive opportunity to the Corporation to obtain Tier 1 capital, lower the preferred stock dividend rate and to remove restrictions associated with the CPP. There can be no assurance that the Corporation’s application to participate in the SBLF will be approved or, if approved, when the additional capital will be received.

Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 9—Regulatory Matters, to the financial statements. We believe that Codorus Valley and PeoplesBank were well capitalized on March 31, 2011, based on regulatory capital guidelines.

RISK MANAGEMENT

Credit risk management

The Credit Risk Management section included in our 2010 Form 10-K provides a general overview of the Corporation’s credit risk management process and loan concentrations. Credit risk represents the possibility that a loan client, counterparty or issuer may not perform in accordance with contractual terms, posing one of the most significant risks to the Corporation.

Nonperforming assets

The following table presents asset categories posing the greatest risk of loss and related ratios. We generally place a loan on nonaccrual status and cease accruing interest income, i.e., recognize interest income on a cash basis, when loan payment performance is unsatisfactory and the loan is past due 90 days or more. In these instances, interest income is recognized on a cash basis as long as the loan is sufficiently collateralized. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. The final category, foreclosed real estate, is real estate acquired to satisfy debts owed to PeoplesBank. The paragraphs below explain significant changes in the aforementioned categories for March 31, 2011, compared to December 31, 2010.

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

Table 5-Nonperforming Assets

March 31,	December 31,
(dollars in thousands)	2011	2010

Nonaccrual loans	$16,824	$18,524
Accruing loans that are contractually past due 90 days or more as to principal or interest	84	197
Foreclosed real estate, net of allowance	14,626	10,572
Total nonperforming assets	$31,534	$29,293

Total period-end loans, net of deferred fees	$643,803	$640,849
Allowance for loan losses (ALL)	$7,856	$7,626
ALL as a % of total period end loans	1.22%	1.19%
Annualized net charge-offs as a % of average total loans	0.28%	0.39%
ALL as a % of nonaccrual loans and past due 90 days or more	46.46%	40.74%
Nonaccrual loans as a % of total period-end loans	2.61%	2.89%
Nonperforming assets as a % of total period-end loans and net foreclosed real estate	4.79%	4.50%
Nonperforming assets as a % of total period-end shareholders’ equity	40.44%	38.27%
Allowance for loan losses as a multiple of nonaccrual loans	.5	x	.4	x

The level of nonperforming assets was relatively high in comparison to the Corporation’s historic levels for both periods primarily as a result of prolonged weakened economic conditions and the corresponding effects it has had on our commercial borrowers.

Nonaccrual loans

On March 31, 2011, nonaccrual loans consisted of collateralized commercial and residential mortgage loans, and consumer loans. The nonaccrual loan portfolio balance totaled $16,824,000 on March 31, 2011, a decrease of $1,700,000 or 9 percent, compared to year-end 2010. The decrease resulted primarily from the reclassification of a nonaccrual commercial loan to foreclosed real estate (property no. 4 below) and, to a lesser degree, payments by borrowers. On March 31, 2011, the nonaccrual loans portfolio was comprised of twenty unrelated accounts ranging in size from $18,000 to $4,842,000. Four unrelated commercial loan accounts, which represent 84 percent of the total nonaccrual loan portfolio balance, are described below.

We evaluate the adequacy of the allowance for loan losses at least quarterly and have established a loss allowance for selected accounts where the net realizable value of the collateral is insufficient to repay the loan. Collection efforts, including modification of contractual terms for individual accounts based on prevailing market conditions and liquidation of collateral assets, are being employed to maximize recovery. Further provisions for loan losses may be required on nonaccrual loans as additional information becomes available or conditions change or as required by bank regulators.

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

Loan no. 2— PeoplesBank owns a 27 percent participation loan interest, and its share of the outstanding principal balance of the loan is $4,285,000. The collateral supporting the loan is approximately 110 acres of undeveloped land, which is zoned mixed office. Based on a recent appraisal of the real estate, we believe that the loan is adequately collateralized. We may also rely on the personal guarantors of the loan, if necessary, for payment.

Loan no. 3— The outstanding principal loan balance is $3,664,000. This account is collateralized by three acres of improved real estate located in a major commercial district, a small parcel of improved real estate and the assignment of a personal loan from a third-party whose payments are current. Based on recent appraisals of the real estate, we believe that the loan is adequately collateralized. The borrower is presently operating under a troubled debt restructuring.

Loan no. 4—PeoplesBank owns an approximately 29 percent participation loan interest and its share of the outstanding principal balance of the loan is $1,285,000. The original collateral supporting the loan was an 81 unit condominium building. As a result of unit sales, the borrower has reduced the principal amount of PeoplesBank’s share of the loan by $229,000 since year-end 2010. The borrower is presently attempting to liquidate the remaining 17 units.

Foreclosed real estate

On March 31, 2011, foreclosed real estate, net of allowance, totaled $14,626,000, compared to $10,572,000 at December 31, 2010. The increase was due primarily to the significant capital improvements made to property no. 1, identified below, and the addition of property no. 4, identified below, which was reclassified from the nonaccrual loans category. On March 31, 2011, the portfolio was comprised of eight unrelated accounts ranging in size from $36,000 to $6,701,000, which we are actively attempting to liquidate. If a valuation allowance for possible loss was established for a particular property it is so noted in the property description below. Further valuation allowances may be required on any foreclosed property as additional information becomes available or conditions change. Foreclosed real estate is included in the other assets category on the Corporation’s balance sheet. Six unrelated foreclosed real estate properties, which represent 99 percent of the total foreclosed real estate portfolio balance, are described below.

Property no. 1—The carrying amount of this office building property is $6,701,000, which includes $2,726,000 of capital improvement additions since year-end 2010. During the current quarter the Corporation incurred approximately $359,000 of pre-leasing expenses associated with project management, repairs, legal, architectural, insurance and taxes. A reputable tenant has signed a lease agreement to lease the majority of the building, and the lease agreement has been assigned to the Corporation. Shell and tenant improvements to the building are expected to be completed in the second quarter of this year. Future plans call for tenant stabilization and sale of the property.

Property no. 2— The carrying amount of this property is $2,423,000, which is net of a $292,000 allowance for probable loss based on an independent appraisal less estimated selling costs. This account is collateralized by 136 approved residential building lots. Of this total, 27 lots are improved. During 2010, we disbursed $1,145,000 to purchase the interest of a participating bank to gain control of the property.

Property no. 3— The carrying amount of this property is $2,024,000, which is net of a $1,274,000 allowance for probable loss based on an independent appraisal less estimated selling costs. This account is collateralized by 266 acres of unimproved land that is zoned for residential development.

Property no. 4—The carrying amount of this property is $1,617,000, which is collateralized by the borrower’s personal residence (presently listed for sale) and a 9.5 acre parcel of unimproved land (under contract of sale). Full recovery is expected to come from the sale of the properties.

Property no. 5— PeoplesBank has a 64 percent interest in 42 improved lots within a 20.6 acre established residential subdivision, which represents the original collateral. The carrying value of PeoplesBank’s interest was $1,269,000 at March 31, 2011. During June 2010, a purchase agreement was executed which permits the buyer to develop and sell the lots over a two-year period. During the current quarter, PeoplesBank received $34,000 from the sale of one lot. The buyer has defaulted in its takedown requirements under the purchase agreement. Since inception, five lots have been sold.

Property no. 6—PeoplesBank has an 80.4 percent interest in 1.2 acres of improved real estate, which is zoned commercial use. The carrying value of PeoplesBank’s interest was $503,000 at March 31, 2011.

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

The allowance for loan losses consists primarily of three components: specific allowances for individually impaired commercial loans, allowances calculated for pools of loans and an unallocated component, which reflects the margin of imprecision inherent in the assumptions that underlie the evaluation of the adequacy of the allowance. The Corporation uses an internal risk rating system to evaluate individual loans. Loans are segmented into industry groups or pools with similar characteristics and an allowance for loan losses is allocated to each segment based on quantitative factors such as recent loss history (2-year rolling average of net charge-offs) and qualitative factors, such as the results of internal and external credit reviews, changes in the size and composition of the loan portfolio, adequacy of collateral, general economic conditions and the local business outlook. Determining the level of the allowance for probable loan losses at any given period is difficult, particularly during deteriorating or uncertain economic periods. We must make estimates using assumptions and information which are often subjective and fluid. There is also the potential for adjustment to the allowance as a result of regulatory examinations.

The following table presents an analysis of the activity in the allowance for loan losses for the three months ended March 31, 2011 and 2010. The allowance was $7,856,000 or 1.22 percent of total loans, on March 31, 2011, compared to $7,711,000 or 1.19 percent, on March 31, 2010. During the current period, net charge-offs totaled $445,000, compared to $184,000 for the first three months of 2010. As a result of the increase in loan charge-offs for the current period, the annualized net charge-off ratio increased from 0.11 percent to 0.28 percent. The current period provision remained elevated in comparison to the Corporation’s historic levels and was reflective of the risks and uncertainties associated with prolonged weakness in economic and business conditions, a relatively high level of employment and erosion of real estate values. These factors can adversely affect our borrowers’ ability to service their loans. Based on a comprehensive analysis of the loan portfolio, we believe that the allowance for loan losses is adequate at March 31, 2011.

Table 6-Analysis of Allowance for Loan Losses

(dollars in thousands)	2011	2010
Balance-January 1,	$7,626	$7,175
Provision charged to operating expense	675	720
Loans charged off:
Commercial, industrial and agricultural	193	100
Real estate - residential and home equity	179	—
Consumer	74	108
Total loans charged off	446	208
Recoveries:
Commercial, industrial and agricultural	—	3
Consumer	1	21
Total recoveries	1	24
Net charge-offs	445	184
Balance-March 31,	$7,856	$7,711

Ratios:
Annualized net charge-offs as a % of average total loans	0.28%	0.11%
Allowance for loan losses as a % of total loans at period-end	1.22%	1.19%
Allowance for loan losses as a % of nonaccrual loans and loans past due 90 days or more	46.5%	36.0%

Liquidity risk management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan customers, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, it provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are scheduled investment security maturities and cash inflows, funds received from customer loan payments, and asset sales. The primary sources of liability liquidity are deposit growth, short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At March 31, 2011, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling $111 million and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $93 million. The Corporation’s loan-to-deposit ratio, which is used as a broad measure of liquidity, was approximately 79 percent at both March 31, 2011 and December 31, 2010.

Off-balance sheet arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on March 31, 2011, totaled $215 million and consisted of $141 million in unfunded commitments under existing loan facilities, $63 million to grant new loans and $11 million in letters of credit. Normally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the Corporation’s disclosure controls and procedures are effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints, that the benefits of controls must be considered relative to their costs, and inherent limitations that may not prevent fraud, particularly by collusion of two or more people or by management override of a control.

There has been no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2011, that has materially affected or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

4

Rights Agreement dated as of November 4, 2005 (Incorporated by reference to Exhibit 4 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with Commission on November 15, 2010), as amended January 9, 2009 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with the Commission on November 15, 2010)

4.1

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

Codorus Valley Bancorp, Inc.
(Registrant)

May 11, 2011	/s/ Larry J. Miller
Date	Larry J. Miller
President & CEO
(Principal Executive Officer)

May 11, 2011	/s/ Jann A. Weaver
Date	Jann A. Weaver
Treasurer & Assistant Secretary
(Principal Financial and Accounting Officer)