Form 10-Q
period 2011-06-30
CODORUS VALLEY BANCORP INC
filed 2011-08-10
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2011
or
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
Yes ☒ No ☐

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On August 1, 2011, 4,161,759 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.
Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.
Consolidated Balance Sheets
Unaudited

(dollars in thousands, except share and per share data)	June 30, 2011	December 31, 2010
Assets
Interest bearing deposits with banks	$93	$32,219
Cash and due from banks	11,435	8,050
Federal funds sold	0	3,000
Total cash and cash equivalents	11,528	43,269
Securities, available-for-sale	235,968	222,536
Restricted investment in bank stocks, at cost	3,677	4,067
Loans held for sale	966	4,990
Loans (net of deferred fees of $723 - 2011 and $713 - 2010)	680,069	640,849
Less-allowance for loan losses	(8,351)	(7,626)
Net loans	671,718	633,223
Premises and equipment, net	10,633	10,766
Other assets	42,755	38,481
Total assets	$977,245	$957,332
Liabilities
Deposits
Noninterest bearing	$71,388	$65,642
Interest bearing	760,815	740,468
Total deposits	832,203	806,110
Short-term borrowings	10,796	6,763
Long-term debt	33,830	51,732
Junior subordinated debt	10,310	10,310
Other liabilities	8,570	5,878
Total liabilities	895,709	880,793

Shareholders’ equity
Preferred stock, par value $2.50 per share; $1,000 liquidation preference, 1,000,000 shares authorized; 16,500 shares issued and outstanding - 2011 and 2010	16,061	15,983
Common stock, par value $2.50 per share; 10,000,000 shares authorized; 4,162,627 shares issued and outstanding - 2011 and 4,131,802 - 2010	10,407	10,330
Additional paid-in capital	37,662	37,290
Retained earnings	12,986	10,798
Accumulated other comprehensive income	4,420	2,138
Total shareholders’ equity	81,536	76,539
Total liabilities and shareholders’ equity	$977,245	$957,332

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Income
Unaudited

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share data)	2011	2010	2011	2010
Interest income
Loans, including fees	$9,600	$9,517	$18,912	$18,647
Investment securities:
Taxable	1,045	799	1,987	1,628
Tax-exempt	606	583	1,242	1,168
Dividends	2	1	4	4
Other	10	20	25	28
Total interest income	11,263	10,920	22,170	21,475
Interest expense
Deposits	2,839	2,781	5,674	5,610
Federal funds purchased and other short-term borrowings	25	22	53	42
Long-term and junior subordinated debt	263	429	543	897
Total interest expense	3,127	3,232	6,270	6,549
Net interest income	8,136	7,688	15,900	14,926

Provision for loan losses	550	630	1,225	1,350
Net interest income after provision for loan losses	7,586	7,058	14,675	13,576
Noninterest income
Trust and investment services fees	383	373	740	719
Income from mutual fund, annuity and insurance sales	241	443	583	762
Service charges on deposit accounts	676	649	1,277	1,211
Income from bank owned life insurance	160	161	325	319
Other income	159	132	300	286
Gains on sales of loans held for sale	120	217	296	361
Gain (loss) on sales of securities	0	108	(25)	108
Total noninterest income	1,739	2,083	3,496	3,766
Noninterest expense
Personnel	3,433	3,213	6,964	6,419
Occupancy of premises, net	487	493	984	994
Furniture and equipment	422	419	871	859
Postage, stationery and supplies	129	162	269	277
Professional and legal	173	138	275	244
Marketing and advertising	233	223	383	350
FDIC insurance	218	316	562	624
Debit card processing	165	145	319	280
Charitable donations	8	27	235	356
Foreclosed real estate including (gains) losses on sales	606	911	1,091	984
Impaired loan carrying costs	160	387	426	583
Other	898	808	1,591	1,356
Total noninterest expense	6,932	7,242	13,970	13,326
Income before income taxes	2,393	1,899	4,201	4,016
Provision for income taxes	521	274	818	680
Net income	1,872	1,625	3,383	3,336
Preferred stock dividends and discount accretion	246	245	491	490
Net income available to common shareholders	$1,626	$1,380	$2,892	$2,846
Net income per common share, basic	$0.39	$0.34	$0.70	$0.70
Net income per common share, diluted	$0.39	$0.34	$0.69	$0.70

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Cash Flows
Unaudited

	Six months ended June 30,
(dollars in thousands)	2011	2010
Cash flows from operating activities
Net income	$3,383	$3,336
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	652	689
Net amortization of securities	724	464
Amortization of deferred loan origination fees and costs	(132)	(166)
Amortization of intangible assets	19	20
Provision for loan losses	1,225	1,350
Provision for losses on foreclosed real estate	235	722
Deferred income tax expense (benefit)	(21)	34
Amortization of investment in real estate partnership	291	281
Increase in cash surrender value of life insurance investment	(325)	(319)
Originations of loans held for sale	(16,266)	(21,036)
Proceeds from sales of loans held for sale	20,585	20,994
Net gain on sales of loans held for sale	(296)	(361)
Loss on disposal of premises and equipment	1	8
Net loss (gain) on sales of securities available-for-sale	25	(108)
Gain on sales of held for sale assets	0	(35)
Net gain on sales of foreclosed real estate	(45)	(110)
Stock-based compensation expense	157	67
Decrease in accrued interest receivable	54	165
(Increase) decrease in other assets	(242)	399
Decrease in accrued interest payable	(25)	(50)
Increase in other liabilities	2,722	4,387
Net cash provided by operating activities	12,721	10,731
Cash flows from investing activities
Securities, available-for-sale
Purchases	(34,296)	(33,567)
Maturities, repayments and calls	17,495	18,246
Sales	6,077	4,845
Redemption of restricted investment in bank stock	390	0
Net increase in loans made to customers	(41,281)	(9,626)
Purchases of premises and equipment	(520)	(420)
Investment in foreclosed real estate	(4,190)	(50)
Proceeds from sales of foreclosed real estate	464	7,395
Net cash used in investing activities	(55,861)	(13,177)
Cash flows from financing activities
Net increase in demand and savings deposits	29,412	29,985
Net (decrease) increase in time deposits	(3,319)	4,955
Net increase in short-term borrowings	4,033	1,924
Repayment of long-term debt	(17,902)	(21,626)
Cash dividends paid to preferred shareholders	(413)	(413)
Cash dividends paid to common shareholders	(704)	(367)
Issuance of common stock	292	111
Net cash provided by financing activities	11,399	14,569
Net (decrease) increase in cash and cash equivalents	(31,741)	12,123
Cash and cash equivalents at beginning of year	43,269	26,179
Cash and cash equivalents at end of period	$11,528	$38,302

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
Unaudited

(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2011	$15,983	$10,330	$37,290	$10,798	$2,138	$76,539
Comprehensive income:
Net income				3,383		3,383
Other comprehensive gain, net of tax:
Unrealized gains on securities, net					2,282	2,282
Total comprehensive income						5,665
Preferred stock discount accretion	78			(78)		0
Common stock cash dividends ($0.17 per share)				(704)		(704)
Preferred stock dividends				(413)		(413)
Stock-based compensation			157			157
Issuance of common stock:
12,853 shares under dividend reinvestment and stock purchase plan		32	105			137
12,642 shares under stock option plan		32	81			113
5,330 shares under employee stock purchase plan		13	29			42

Balance, June 30, 2011	$16,061	$10,407	$37,662	$12,986	$4,420	$81,536

Balance, January 1, 2010	$15,828	$10,187	$37,004	$6,592	$2,401	$72,012
Comprehensive income:
Net income				3,336		3,336
Other comprehensive gain, net of tax:
Unrealized gains on securities, net					1,728	1,728
Total comprehensive income						5,064
Preferred stock discount accretion	77			(77)		0
Common stock cash dividends ($0.09 per share)				(367)		(367)
Preferred stock dividends				(413)		(413)
Stock-based compensation			67			67
Issuance of common stock:
10,627 shares under dividend reinvestment and stock purchase plan		26	48			74
7,930 shares under employee stock purchase plan		20	17			37

Balance, June 30, 2010	$15,905	$10,233	$37,136	$9,071	$4,129	$76,474

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

These consolidated statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

The consolidated financial statements include the accounts of Codorus Valley Bancorp, Inc. and its wholly owned bank subsidiary, PeoplesBank, A Codorus Valley Company (PeoplesBank), and its wholly owned nonbank subsidiary, SYC Realty Company, Inc. (collectively referred to as Codorus Valley or the Corporation). PeoplesBank has four wholly-owned subsidiaries, Codorus Valley Financial Advisors, Inc. and SYC Settlement Services, Inc. and two subsidiaries whose purpose is to temporarily hold foreclosed properties pending eventual liquidation. All significant intercompany account balances and transactions have been eliminated in consolidation. The combined results of operations of the nonbank subsidiaries are not material to the consolidated financial statements.

The results of operations for the six-month period ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of June 30, 2011, and through the date these financial statements were issued for potential recognition or disclosure.

Note 2—Significant Accounting Policies

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff, are stated at their outstanding unpaid principal balances less amounts charged off, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Generally, loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) over the contractual life of the loan. The loan portfolio is segmented into commercial and consumer loans. Commercial loans consist of the following industry classes: builder & developer, commercial real estate investor, residential real estate investor, hotel/motel, wholesale & retail, agriculture, manufacturing and all other. Consumer loans consist of the following classes: residential mortgage, home equity and all other.

For all classes of loans, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either adequately guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to the Corporation’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans is determined based on contractual due dates for loan payments.

Allowance for Loan Losses

The allowance for loan losses represents our estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

The allowance consists of specific and general allocations and an unallocated component. The specific allocation relates to loans that are classified as impaired, generally substandard and nonaccrual loans. For loans that are classified as impaired, an allowance is established when the collateral value (or discounted cash flows or observable market price) of the impaired loan is lower than the carrying value of that loan. The general allocation component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these classes of loans, adjusted for qualitative (environmental) risk factors. Historical loss rates are based on a two year rolling average of net charge-offs. Qualitative risk factors that supplement historical losses in the evaluation of loan pools include:

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

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The Corporation determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Commercial loans that are collateral dependent and deemed impaired are generally evaluated for impairment loss based on the fair value of the collateral. For commercial loans that are not collateral dependent, we rely on the present value of expected future cash flows, discounted at the loan’s effective interest rate, to determine any impairment loss. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual residential mortgage loans, home equity loans and other consumer loans for impairment disclosures, unless such loans are the subject of a troubled debt restructuring agreement.

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

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding, property that is acquired through acceptance of a deed-in-lieu of foreclosure and property that has not yet been acquired but which is classified as an insubstance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Appraisals are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition. Revenue and expense from operations and changes in the valuation allowance are included in expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At June 30, 2011, foreclosed real estate, net of allowance was $15,801,000, compared to $10,572,000 for December 31, 2010.

Per Common Share Computations

The weighted average number of shares of common stock outstanding used for basic and diluted calculations are provided below:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010
Net income available to common shareholders	$1,626	$1,380	$2,892	$2,846

Weighted average shares outstanding (basic)	4,150	4,083	4,144	4,080
Effect of dilutive stock options	58	11	51	2
Weighted average shares outstanding (diluted)	4,208	4,094	4,195	4,082

Basic earnings per common share	$0.39	$0.34	$0.70	$0.70
Diluted earnings per common share	$0.39	$0.34	$0.69	$0.70

Anti-dilutive stock options and common stock warrants excluded from the computation of earnings per share	83	421	83	421

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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2011	2010	2011	2010
Unrealized holding gains arising during the period	$3,066	$2,034	$3,432	$2,726
Reclassification adjustment for (gains) losses included in income	0	(108)	25	(108)
Net unrealized gains	3,066	1,926	3,457	2,618
Tax effect	(1,042)	(655)	(1,175)	(890)
Net of tax amount	$2,024	$1,271	$2,282	$1,728

Cash Flow Information

For purposes of the statements of cash flows, the Corporation considers interest bearing deposits with banks, cash and due from banks, and federal funds sold to be cash and cash equivalents. Noncash items for the six-month period ended June 30, 2011 consisted of the transfer of loans to foreclosed real estate in the amount of $1,693,000. The increase in other liabilities includes pre-funded client ACH disbursements of $1,883,000 and accounts payable for investment in foreclosed real estate of $545,000. Comparatively, for the six-month period ended June 30, 2010, non-cash items consisted of the transfer of loans to foreclosed real estate in the amount of $8,291,000 and the transfer of loans held for sale to investment in the amount of $160,000.

Recent Accounting Pronouncements

The FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. The provisions of this Update amend FASB ASC Topic 220, Comprehensive Income, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The Update prohibits the presentation of the components of comprehensive income in the statement of shareholders’ equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the reporting entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this Update are effective for fiscal years and interim periods beginning after December 31, 2011 for public entities. As the two remaining options for presentation existed prior to the issuance of this Update, early adoption is permitted. The Corporation is evaluating the impact of the Update on its consolidated financial statements.

The FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S GAAP and IFRSs.” This Update amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The Update clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The Update also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The Update also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. This Update is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Corporation is evaluating the impact of this Update on its consolidated financial statements.

The FASB issued ASU No. 2011-02, “Receivables” (Topic 310) – “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” to clarify the accounting principles applied to loan modifications as defined by FASB ASC Subtopic 310-40, “Receivables – Troubled Debt Restructurings by Creditors.” This guidance was prompted by the increased volume of loan modifications prompted by the prolonged economic downturn. The Update clarifies guidance on a creditor’s evaluation of whether or not a concession has been granted, with an emphasis on evaluating all aspects of the modification rather than a focus on specific criteria, such as the effective interest rate test, to determine a concession. The Update goes on to provide guidance on specific types of modifications such as changes in the interest rate of the borrowing, and insignificant delays in payments, as well as guidance on the creditor’s evaluation of whether or not a debtor is experiencing financial difficulties. For public entities, the amendments in the Update are effective for the first interim or annual periods beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The entity should also disclose related information required by ASU 2010-20. The requirements of this ASU will expand disclosures related to troubled debt restructurings and is not expected to have a material impact on the Corporation’s consolidated financial statements.

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

Note 3-Securities

A summary of securities, available-for-sale at June 30, 2011 and December 31, 2010 is provided below:

	Amortized Cost			Estimated Fair Value
		Gross Unrealized
(dollars in thousands)		Gains	Losses

June 30, 2011
Debt securities:
U.S. Treasury notes	$10,006	$146	$0	$10,152
U.S. agency	29,631	513	0	30,144
U.S. agency mortgage-backed, residential	107,088	3,061	(104)	110,045
State and municipal	82,546	3,115	(34)	85,627
Total debt securities	$229,271	$6,835	$(138)	$235,968

December 31, 2010
Debt securities:
U.S. Treasury notes	$8,014	$126	$0	$8,140
U.S. agency	13,519	155	(31)	13,643
U.S. agency mortgage-backed, residential	108,967	2,213	(827)	110,353
State and municipal	88,796	2,079	(475)	90,400
Total debt securities	$219,296	$4,573	$(1,333)	$222,536

The amortized cost and estimated fair value of debt securities at June 30, 2011 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$11,575	$11,700
Due after one year through five years	138,283	143,349
Due after five years through ten years	75,590	77,065
Due after ten years	3,823	3,854
Total debt securities	$229,271	$235,968

Gross realized gains and losses on sales of securities are shown below.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2011	2010	2011	2010
Realized gains	$0	$108	$79	$108
Realized losses	0	0	(104)	0
Net gains (losses)	$0	$108	$(25)	$108

Realized gains and losses from the sale of securities, available-for-sale are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

Securities, issued by agencies of the federal government, with a carrying value of $120,581,000 and $125,785,000 on June 30, 2011 and December 31, 2010, respectively, were pledged to secure public and trust deposits, repurchase agreements, other short-term borrowings and Federal Home Loan Bank debt.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities, available-for-sale that have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2011
Debt securities:
U.S. agency mortgage-backed, residential	$34,449	$104	$0	$0	$34,449	$104
State and municipal	3,243	20	381	14	3,624	34
Total temporarily impaired debt securities	$37,692	$124	$381	$14	$38,073	$138

December 31, 2010
Debt securities:
U.S. agencies	$4,969	$31	$0	$0	$4,969	$31
U.S. agency mortgage-backed, residential	50,982	827	0	0	50,982	827
State and municipal	20,382	429	350	46	20,732	475
Total temporarily impaired debt securities	$76,333	$1,287	$350	$46	$76,683	$1,333

At June 30, 2011, the unrealized losses within the less than 12 months category of $124,000 were attributable to seven U.S. agency securities rated AAA and seven different municipal issues rated AA by the Standard and Poor rating service. Unrealized losses of $14,000 in the 12 months or more category was attributed to a single municipal security rated Aa2 by the Moody’s rating service.

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

The Corporation believes that unrealized losses at June 30, 2011 were primarily the result of changes in market interest rates and that it has the ability to hold these investments for a time necessary to recover the amortized cost. To date, the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and therefore, all impairment is considered to be temporary.

Note 4—Restricted Investment in Bank Stocks

Restricted stock represents required investments in the common stock of correspondent banks, consisting primarily of the common stock of Federal Home Loan Bank of Pittsburgh (FHLB) and, to a lesser degree, Atlantic Central Bankers Bank (ACBB) and is carried at cost as of June 30, 2011 and December 31, 2010. Under the FHLB’s Capital Plan, PeoplesBank is required to maintain a minimum member stock investment, both as a condition of becoming and remaining a member and as a condition of borrowing from the FHLB. In December 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock as strategies to preserve its capital. During 2010, the FHLB partially lifted its restriction on capital stock repurchases.

The Corporation evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. The determination of whether these investments are impaired is based on an assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as: (1) the significance of the decline in net assets of the issuer as compared to the capital stock amount for the issuer and the length of time this situation has persisted, (2) commitments by the issuer to make payments required by law or regulation and the level of such payments in relation to the operating performance of the issuer, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuer. We believe that no impairment charge was necessary related to the restricted stock during the periods ended June 30, 2011 and 2010.

Note 5—Loans

The table below provides the composition of the loan portfolio at June 30, 2011 and December 31, 2010. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows us to monitor risk and performance. Those industries representing the largest dollar investment and most risk are listed separately. The other commercial loans category is comprised of a multitude of industries, including: health services, professional services, public administration, restaurant, service, transportation, finance, natural resources, recreation and religious organizations. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation does not engage in sub-prime residential mortgage originations.

(dollars in thousands)	June 30, 2011	December 31, 2010
Builder & developer	$104,188	$95,735
Commercial real estate investor	108,121	95,281
Residential real estate investor	59,792	55,930
Hotel/Motel	49,931	48,041
Wholesale & retail	50,589	44,963
Manufacturing	25,202	24,989
Agriculture	16,675	14,247
Other	134,154	136,198
Total commercial related loans	548,652	515,384
Residential mortgage	21,697	20,357
Home equity	57,838	56,294
Other	51,882	48,814
Total consumer related loans	131,417	125,465
Total loans	$680,069	$640,849

Note 6— Loan Quality

The Corporation’s internal risk rating system follows regulatory guidance as to risk classifications and definitions. Every approved loan is assigned a risk rating. Generally, risk ratings for commercial related loans and residential mortgages held for investment are determined by a formal evaluation of risk factors performed by the Corporation’s underwriting staff. For consumer loans, and commercial loans up to $750,000, the Corporation uses third-party credit scoring software models for risk rating purposes. The loan portfolio is monitored on a continuous basis by loan officers, loan review personnel and senior management. Adjustments of loan risk ratings are generally performed by the Special Asset Committee, which includes senior management. The Committee, which meets monthly, makes changes, as appropriate, to risk ratings when it becomes aware of credit events such as payment delinquency, cessation of a business or project, bankruptcy or death of the borrower, or changes in collateral value.

The Corporation uses ten risk ratings to grade loans. The first seven ratings, representing the lowest risk, are combined and given a “pass” rating. A pass rating is a satisfactory credit rating, which applies to a loan that is expected to perform in accordance with the loan agreement and has a low probability of loss. A loan rated “special mention” has a potential weakness which may, if not corrected, weaken the loan or inadequately protect the Corporation’s position at some future date. A loan rated “substandard” is inadequately protected by the current net worth or paying capacity of the borrower or of the collateral pledged. A “substandard” loan has a well defined weakness or weaknesses that could jeopardize liquidation of the loan, which exposes the Corporation to loss if the deficiencies are not corrected. When circumstances indicate that collection of the loan is doubtful, the loan is risk rated “nonaccrual” and the accrual of interest income is discontinued, and any unpaid interest previously credited to income is reversed. Accordingly, the table below does not include the regulatory classification of “doubtful,” nor does it include the regulatory classification of “loss” because the Corporation promptly charges off loan losses.

The table below presents a summary of loan risk ratings by loan class at June 30, 2011 and December 31, 2010.

(dollars in thousands)	Pass	Special Mention	Substandard	Nonaccrual	Total
June 30, 2011
Builder & developer	$94,477	$1,522	$460	$7,729	$104,188
Commercial real estate investor	95,449	10,484	365	1,823	108,121
Residential real estate investor	57,107	2,109	73	503	59,792
Hotel/Motel	49,931	0	0	0	49,931
Wholesale & retail	42,005	2,323	1,419	4,842	50,589
Manufacturing	24,472	730	0	0	25,202
Agriculture	16,177	0	498	0	16,675
Other	118,290	9,087	2,805	3,972	134,154
Total commercial related loans	497,908	26,255	5,620	18,869	548,652
Residential mortgage	21,382	0	42	273	21,697
Home equity	57,549	81	188	20	57,838
Other	50,747	417	313	405	51,882
Total consumer related loans	129,678	498	543	698	131,417
Total loans	$627,586	$26,753	$6,163	$19,567	$680,069

December 31, 2010
Builder & developer	$84,409	$2,647	$453	$8,226	$95,735
Commercial real estate investor	85,420	9,534	148	179	95,281
Residential real estate investor	55,346	94	0	490	55,930
Hotel/Motel	48,041	0	0	0	48,041
Wholesale & retail	37,252	1,850	1,019	4,842	44,963
Manufacturing	24,989	0	0	0	24,989
Agriculture	13,747	0	500	0	14,247
Other	123,965	6,300	1,913	4,020	136,198
Total commercial related loans	473,169	20,425	4,033	17,757	515,384
Residential mortgage	20,109	0	43	205	20,357
Home equity	56,183	12	0	99	56,294
Other	47,933	418	0	463	48,814
Total consumer related loans	124,225	430	43	767	125,465
Total loans	$597,394	$20,855	$4,076	$18,524	$640,849

The table below presents a summary of impaired loans at June 30, 2011 and December 31, 2010. Generally, impaired loans are loans risk rated substandard and nonaccrual. An allowance is established for those individual loans where the Corporation has doubt as to full recovery of the outstanding principal balance. The recorded investment represents outstanding unpaid principal loan balances adjusted for charge-offs.

	June 30, 2011			December 31, 2010
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance:
Builder & developer	$5,721	$5,721	$0	$8,260	$8,260	$0
Commercial real estate investor	2,020	2,020	0	0	0	0
Residential real estate investor	483	483	0	394	394	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	1,419	1,419	0	1,019	1,019	0
Manufacturing	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Other commercial	6,075	6,091	0	5,219	5,219	0
Residential mortgage	315	385	0	248	294	0
Home equity	208	208	0	99	99	0
Other consumer	718	718	0	463	463	0
Total impaired loans with no related allowance	$16,959	$17,045	$0	$15,702	$15,748	$0

Impaired loans with a related allowance:
Builder & developer	$2,468	$2,468	$672	$419	$419	$25
Commercial real estate investor	168	268	25	327	427	185
Residential real estate investor	93	93	30	96	96	10
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	4,842	4,842	675	4,842	4,842	675
Manufacturing	0	0	0	0	0	0
Agriculture	498	498	100	500	500	100
Other commercial	702	702	200	714	714	200
Residential mortgage	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total impaired loans with a related allowance	$8,771	$8,871	$1,702	$6,898	$6,998	$1,195

Total impaired loans:
Builder & developer	$8,189	$8,189	$672	$8,679	$8,679	$25
Commercial real estate investor	2,188	2,288	25	327	427	185
Residential real estate investor	576	576	30	490	490	10
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	6,261	6,261	675	5,861	5,861	675
Manufacturing	0	0	0	0	0	0
Agriculture	498	498	100	500	500	100
Other commercial	6,777	6,793	200	5,933	5,933	200
Residential mortgage	315	385	0	248	294	0
Home equity	208	208	0	99	99	0
Other consumer	718	718	0	463	463	0
Total impaired loans	$25,730	$25,916	$1,702	$22,600	$22,746	$1,195

The table below presents a summary of average impaired loans and related interest income for three and six months ended June 30, 2011.

	Three months ended June 30, 2011			Six months ended June 30, 2011
(dollars in thousands)	Average Recorded Investment	Interest Income	Cash Basis	Average Recorded Investment	Interest Income	Cash Basis
Impaired loans with no related allowance:
Builder & developer	$6,081	$156	$150	$6,807	$232	$220
Commercial real estate investor	1,010	15	12	673	14	12
Residential real estate investor	438	0	0	423	0	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	1,219	22	0	1,152	40	0
Manufacturing	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Other commercial	5,658	111	89	5,512	237	199
Residential mortgage	316	5	4	293	10	9
Home equity	114	0	0	109	0	0
Other consumer	616	8	3	565	19	10
Total impaired loans with no related allowance	$15,452	$317	$258	$15,534	$552	$450

Impaired loans with a related allowance:
Builder & developer	$1,517	$7	$7	$1,151	$12	$12
Commercial real estate investor	171	0	0	223	0	0
Residential real estate investor	94	0	0	95	0	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	4,842	0	0	4,842	0	0
Manufacturing	0	0	0	0	0	0
Agriculture	499	9	0	499	18	0
Other commercial	705	8	0	708	15	0
Residential mortgage	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total impaired loans with a related allowance	$7,828	$24	$7	$7,518	$45	$12

Total impaired loans:
Builder & developer	$7,598	$163	$157	$7,958	$244	$232
Commercial real estate investor	1,181	15	12	896	14	12
Residential real estate investor	532	0	0	518	0	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	6,061	22	0	5,994	40	0
Manufacturing	0	0	0	0	0	0
Agriculture	499	9	0	499	18	0
Other commercial	6,363	119	89	6,220	252	199
Residential mortgage	316	5	4	293	10	9
Home equity	114	0	0	109	0	0
Other consumer	616	8	3	565	19	10
Total impaired loans	$23,280	$341	$265	$23,052	$597	$462

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule which shows the length of time a loan is past due. The table below presents a summary of past due loans, current loans and nonaccrual loans by loan segment and class at June 30, 2011 and December 31, 2010. Both periods include one troubled debt restructuring which is included in nonaccrual loans within the other commercial related loans class.

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Nonaccrual	Current	Total Loans
June 30, 2011
Builder & developer	$2,030	$2,289	$0	$4,319	$7,729	$92,140	$104,188
Commercial real estate investor	0	0	0	0	1,823	106,298	108,121
Residential real estate investor	0	56	0	56	503	59,233	59,792
Hotel/Motel	0	0	0	0	0	49,931	49,931
Wholesale & retail	0	1,016	0	1,016	4,842	44,731	50,589
Manufacturing	0	0	0	0	0	25,202	25,202
Agriculture	0	0	0	0	0	16,675	16,675
Other	10	501	0	511	3,972	129,671	134,154
Total commercial related loans	2,040	3,862	0	5,902	18,869	523,881	548,652
Residential mortgage	0	0	0	0	273	21,424	21,697
Home equity	0	15	0	15	20	57,803	57,838
Other	530	78	168	776	405	50,701	51,882
Total consumer related loans	530	93	168	791	698	129,928	131,417
Total loans	$2,570	$3,955	$168	$6,693	$19,567	$653,809	$680,069

December 31, 2010
Builder & developer	$33	$370	$0	$403	$8,226	$87,106	$95,735
Commercial real estate investor	0	0	0	0	179	95,102	95,281
Residential real estate investor	212	0	0	212	490	55,228	55,930
Hotel/Motel	0	0	0	0	0	48,041	48,041
Wholesale & retail	0	0	0	0	4,842	40,121	44,963
Manufacturing	0	0	0	0	0	24,989	24,989
Agriculture	0	0	0	0	0	14,247	14,247
Other	0	392	0	392	4,020	131,786	136,198
Total commercial related loans	245	762	0	1,007	17,757	496,620	515,384
Residential mortgage	0	409	0	409	205	19,743	20,357
Home equity	264	50	0	314	99	55,881	56,294
Other	304	43	197	544	463	47,807	48,814
Total consumer related loans	568	502	197	1,267	767	123,431	125,465
Total loans	$813	$1,264	$197	$2,274	$18,524	$620,051	$640,849

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for three and six months ended June 30, 2011 and in summary fashion for the same periods of 2010.

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:
Balance, April 1,	$1,801	$1,705	$700	$345	$1,011	$150	$167	$1,014	$6,893
Charge-offs	(25)	0	0	0	0	0	0	0	(25)
Recoveries	0	0	0	0	1	0	0	1	2
Provisions	600	192	(112)	52	(74)	1	22	144	825
Balance, June 30,	$2,376	$1,897	$588	$397	$938	$151	$189	$1,159	$7,695

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated	2011	2010
Allowance for loan losses:
Balance, April 1,	$130	$244	$262	$636	$327	$7,856	$7,711
Charge-offs	0	0	(42)	(42)	0	(67)	(2,041)
Recoveries	0	7	3	10	0	12	66
Provisions	(57)	(96)	(39)	(192)	(83)	550	630
Balance, June 30,	$73	$155	$184	$412	$244	$8,351	$6,366

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:
Balance, January 1,	$1,561	$1,887	$698	$345	$843	$155	$175	$1,123	$6,787
Charge-offs	(33)	0	0	0	(146)	0	0	(39)	(218)
Recoveries	0	0	0	0	1	0	0	1	2
Provisions	848	10	(110)	52	240	(4)	14	74	1,124
Balance, June 30,	$2,376	$1,897	$588	$397	$938	$151	$189	$1,159	$7,695

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated	2011	2010
Allowance for loan losses:
Balance, January 1,	$30	$83	$201	$314	$525	$7,626	$7,175
Charge-offs	(56)	(164)	(75)	(295)	0	(513)	(2,249)
Recoveries	0	7	4	11	0	13	90
Provisions	99	229	54	382	(281)	1,225	1,350
Balance, June 30,	$73	$155	$184	$412	$244	$8,351	$6,366

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment at June 30, 2011 and December 31, 2010.

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:

Individually evaluated for impairment	$672	$25	$30	$0	$675	$0	$100	$200	$1,702
Collectively evaluated for impairment	1,704	1,872	558	397	263	151	89	959	5,993
Balance, June 30, 2011	$2,376	$1,897	$588	$397	$938	$151	$189	$1,159	$7,695

Loans:

Individually evaluated for impairment	$8,189	$2,188	$576	$0	$6,261	$0	$498	$6,777	$24,489
Collectively evaluated for impairment	95,999	105,933	59,216	49,931	44,328	25,202	16,177	127,377	524,163
Balance, June 30, 2011	$104,188	$108,121	$59,792	$49,931	$50,589	$25,202	$16,675	$134,154	$548,652

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated	Total
Allowance for loan losses:

Individually evaluated for impairment	$0	$0	$0	$0	$0	$1,702
Collectively evaluated for impairment	73	155	184	412	244	6,649
Balance, June 30, 2011	$73	$155	$184	$412	$244	$8,351

Loans:

Individually evaluated for impairment	$0	$188	$0	$188		$24,677
Collectively evaluated for impairment	21,697	57,650	51,882	131,229		655,392
Balance, June 30, 2011	$21,697	$57,838	$51,882	$131,417		$680,069

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:

Individually evaluated for impairment	$25	$185	$10	$0	$675	$0	$100	$200	$1,195
Collectively evaluated for impairment	1,536	1,702	688	345	168	155	75	923	5,592
Balance, December 31, 2010	$1,561	$1,887	$698	$345	$843	$155	$175	$1,123	$6,787

Loans:

Individually evaluated for impairment	$8,679	$327	$490	$0	$5,861	$0	$500	$5,933	$21,790
Collectively evaluated for impairment	87,056	94,954	55,440	48,041	39,102	24,989	13,747	130,265	493,594
Balance, December 31, 2010	$95,735	$95,281	$55,930	$48,041	$44,963	$24,989	$14,247	$136,198	$515,384

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated	Total
Allowance for loan losses:

Individually evaluated for impairment	$0	$0	$0	$0	$0	$1,195
Collectively evaluated for impairment	30	83	201	314	525	6,431
Balance, December 31, 2010	$30	$83	$201	$314	$525	$7,626

Loans:

Individually evaluated for impairment	$0	$0	$0	$0		$21,790
Collectively evaluated for impairment	20,357	56,294	48,814	125,465		619,059
Balance, December 31, 2010	$20,357	$56,294	$48,814	$125,465		$640,849

Note 7—Deposits

The composition of deposits was as follows:

(dollars in thousands)	June 30, 2011	December 31, 2010
Noninterest bearing demand	$71,388	$65,642
NOW	67,606	61,398
Money market	235,339	220,923
Savings	30,079	27,037
Time deposits less than $100,000	250,334	255,674
Time deposits $100,000 or more	177,457	175,436
Total deposits	$832,203	$806,110

Note 8—Long-term Debt

PeoplesBank’s long-term debt obligations to FHLB are primarily fixed rate instruments, which are secured by FHLB stock, U.S. agency mortgage backed securities and under a blanket collateral agreement, qualifying loan receivables, principally mortgage loans. A summary of long-term debt at June 30, 2011 and December 31, 2010, is provided below.

(dollars in thousands)	June 30, 2011	December 31, 2010
PeoplesBank’s obligations to FHLB:
Due January 2011, 2.06%	$0	$14,000
Due January 2011, 4.30%, amortizing	0	3,401
Due August 2011, 2.42%	12,000	12,000
Due January 2012, 2.34%	10,000	10,000
Due June 2012, 4.25%, amortizing	371	567
Due December 2012, 1.91%	5,000	5,000
Due May 2013, 3.46%, amortizing	1,097	1,371
Due December 2013, 2.39%	5,000	5,000
	33,468	51,339
Capital lease obligation	362	393
Total long-term debt	$33,830	$51,732

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

Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to quarter-to-date average assets (leverage ratio). Management believes that Codorus Valley and PeoplesBank were well capitalized on June 30, 2011 based on regulatory capital guidelines.

	Actual		Minimum for Capital Adequacy		Well Capitalized Minimum*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at June 30, 2011
Capital ratios:
Tier 1 risk based	$86,850	12.18%	$28,533	4.00%	n/a	n/a
Total risk based	95,202	13.35	57,066	8.00	n/a	n/a
Leverage	86,850	9.03	38,477	4.00	n/a	n/a
at December 31, 2010
Capital ratios:
Tier 1 risk based	$84,116	12.51%	$26,905	4.00%	n/a	n/a
Total risk based	91,742	13.64	53,811	8.00	n/a	n/a
Leverage	84,116	8.81	38,194	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at June 30, 2011
Capital ratios:
Tier 1 risk based	$83,867	11.80%	$28,429	4.00%	$42,643	6.00%
Total risk based	92,219	12.98	56,858	8.00	71,072	10.00
Leverage	83,867	8.74	38,372	4.00	47,966	5.00
at December 31, 2010
Capital ratios:
Tier 1 risk based	$81,292	12.13%	$26,805	4.00%	$40,207	6.00%
Total risk based	88,918	13.27	53,610	8.00	67,012	10.00
Leverage	81,292	8.54	38,079	4.00	47,599	5.00
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

Note 11—Contingent Liabilities

The Corporation is not aware of any material contingent liabilities as of June 30, 2011.

Note 12—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $10,738,000 of standby letters of credit outstanding on June 30, 2011, compared to $8,793,000 on December 31, 2010. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of June 30, 2011 and December 31, 2010, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

For financial assets measured at fair value, the fair value measurements by level within the fair value hierarchy are as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
June 30, 2011
Measured at fair value on a recurring basis:
Securities available-for-sale:
U.S. Treasury notes	$10,152	$10,152	$0	$0
U.S. agency	30,144	0	30,144	0
U.S. agency mortgage-backed, residential	110,045	0	110,045	0
State and municipal	85,627	0	85,627	0
Measured at fair value on a nonrecurring basis:
Impaired loans	7,069	0	0	7,069
Foreclosed real estate	12,895	0	0	12,895
December 31, 2010
Measured at fair value on a recurring basis:
Securities available-for-sale:
U.S. Treasury notes	$8,140	$8,140	$0	$0
U.S. agency	13,643	0	13,643	0
U.S. agency mortgage-backed, residential	110,353	0	110,353	0
State and municipal	90,400	0	90,400	0
Measured at fair value on a nonrecurring basis:
Impaired loans	5,703	0	0	5,703
Foreclosed real estate	4,447	0	0	4,447

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain assets and liabilities at June 30, 2011 and December 31, 2010:

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

Loans held for sale (carried at lower of cost or fair value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan. At June 30, 2011 and December 31, 2010, the fair value of loans held for sale exceeded their cost basis.

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

Impaired loans (generally carried at fair value)

Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. A portion of the allowance for loan losses is allocated to impaired loans if the value of the collateral supporting such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when it is believed that the uncollectability of a loan is confirmed. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At June 30, 2011, the fair value of loan balances with a specific reserve allowance was $8,771,000, net of a valuation allowance of $1,702,000, compared to $6,898,000, net of a valuation allowance of $1,195,000 at December 31, 2010.

Foreclosed Real Estate (carried at lower of cost or fair value)

Real estate acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost, which becomes the cost basis. Subsequently, foreclosed real estate is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. At June 30, 2011, the carrying value of foreclosed real estate with a valuation allowance was $12,895,000 ($14,696,000 less a $1,801,000 allowance). At December 31, 2010, the carrying value of foreclosed real estate with a valuation allowance was $4,447,000 ($6,013,000 less a $1,566,000 allowance).

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

Off-balance sheet financial instruments (disclosed at cost)
Fair values for the Corporation’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These amounts were not considered to be material at June 30, 2011 and December 31, 2010.

The estimated fair values of the Corporation’s financial instruments were as follows at June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets
Cash and cash equivalents	$11,528	$11,528	$43,269	$43,269
Securities, available-for-sale	235,968	235,968	222,536	222,536
Restricted investment in bank stocks	3,677	3,677	4,067	4,067
Loans held for sale	966	989	4,990	5,054
Loans, net	671,718	679,859	633,223	637,896
Interest receivable	3,536	3,536	3,590	3,590

Financial liabilities
Noninterest bearing demand, NOW, money market and savings deposits	$404,412	$404,412	$375,000	$375,000
Time deposits	427,791	435,762	431,110	438,907
Short-term borrowings	10,796	10,796	6,763	6,763
Long-term debt	33,830	34,213	51,732	52,294
Junior subordinated debt	10,310	4,040	10,310	4,330
Interest payable	662	662	687	687

Off-balance sheet instruments	0	0	0	0

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

Note that many factors, some of which are discussed elsewhere in this report and in the documents that are incorporated by reference, could affect the future financial results of the Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this Form 10-Q. These factors include, but are not limited to, the following:

•	operating, legal and regulatory risks;
•	enacted financial reform legislation, e.g., Dodd-Frank Wall Street Reform and Consumer Protection Act, which may have a significant impact on the Corporation’s business and results of operations;
•	a prolonged economic downturn;
•	an increase in nonperforming assets requiring loss provisions and the incurrence of carrying costs related to nonperforming assets;
•	declines in the market value of investment securities considered to be other than temporary;
•	the effects of and changes in the rate of FDIC premiums, including special assessments;
•	interest rate fluctuations which could increase our cost of funds or decrease our yield on earning assets and therefore reduce our net interest income;
•	future legislative or administrative changes to U.S. governmental capital programs;
•	unavailability of capital when needed or availability at less than favorable terms;
•	political and competitive forces affecting banking, securities, asset management and credit services businesses; and
•	the risk that management’s analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

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

Three months ended June 30, 2011,
compared to three months ended June 30, 2010

FINANCIAL HIGHLIGHTS

The Corporation earned net income available to common shareholders of $1,626,000 or $0.39 per share, basic and diluted, for the three-month period ended June 30, 2011, compared to $1,380,000 or $0.34 per share, basic and diluted, for the same period of 2010. The $246,000 or 18 percent increase in net income available to common shareholders was primarily the result of an increase in net interest income and decreases in the provision for loan losses and noninterest expense, which more than offset a decrease in noninterest income and an increase in the provision for income taxes.

The $448,000 or 6 percent increase in net interest income for the second quarter of 2011, compared to the same quarter of 2010, was primarily the result of an increase in the average volume of interest earning assets, a decrease in the average rates paid on deposit products and a decrease in the volume of long-term debt. Net interest income (tax equivalent basis) as a percentage of interest earning assets (i.e., net interest margin) was 3.76 percent for the second quarter of 2011 and 2010.

The provision for loan losses for the second quarter of 2011 totaled $550,000, representing an $80,000 or 13 percent decrease, compared to 2010. The provision for both periods remained elevated in comparison to the Corporation’s historic levels and was reflective of the risks and uncertainties associated with prolonged weakness in economic and business conditions, a relatively high level of unemployment and erosion of real estate values.

The $344,000 or 17 percent decrease in noninterest income for the second quarter of 2011, compared to the second quarter of 2010 was primarily the result of decreases in income from mutual fund, annuity and insurance sales and gains on the sales of loans held for sale. Additionally, the second quarter of 2010 included a gain from the sale of investment securities totaling $108,000. There was no comparable transaction involving the sale of securities during the current quarter.

The $310,000 or 4 percent decrease in noninterest expense for the second quarter of 2011, compared to the second quarter of 2010 was due primarily to decreases in carrying costs for foreclosed real estate and impaired loans. A decrease in FDIC insurance premiums, which resulted from the FDIC’s new assessment methodology, which became effective April 1, 2011, also contributed to the decrease in noninterest expense. Personnel expense increased as a result of normal business growth and increased health care insurance premiums.

The $247,000 or 90 percent increase in the provision for income taxes for the second quarter of 2011, compared to 2010 was primarily the result of the increase in income before income taxes.

A more detailed analysis of the factors and trends affecting corporate earnings follows.

INCOME STATEMENT ANALYSIS

Net interest income

Net interest income for the three-month period ended June 30, 2011, was $8,136,000, an increase of $448,000 or 6 percent above the second quarter of 2010. The increase was primarily the result of an increase in the average volume of interest earning assets, a decrease in the average rates paid on deposit products and a decrease in the average volume of long-term debt. Net interest income (tax equivalent basis) as a percentage of interest earning assets (i.e., net interest margin) was 3.76 percent for the second quarter of 2011 and 2010.

Interest earning assets averaged $907 million and yielded 5.14 percent (tax equivalent basis) for the current quarter, compared to $856 million and 5.28 percent, respectively, for the second quarter of 2010. The $51 million or 6 percent increase in average interest earning assets was due primarily to an increase in investment securities. An increase in yield on floating rate commercial loans, due to the impact of minimum (floor) interest rates, contributed to the increase in interest income. While the average balance of the loan portfolio was generally flat for the second quarter of 2011 and 2010 due to the economic slowdown, commercial loan demand began to increase in the latter part of the current quarter, which is expected to increase interest income in future periods.

Total interest bearing liabilities averaged $809 million at an average rate of 1.55 percent for the current quarter, compared to $766 million and 1.69 percent, respectively, for the second quarter of 2010. The $43 million or 6 percent increase in average interest bearing liabilities reflected growth in all deposit categories. The increase of interest expense on deposits due to the increase in volume was largely offset by lower rates, which reflected historically low market interest rates. The decrease in the average volume of long-term debt for the current quarter, which resulted from maturing Federal Home Loan Bank loans that were not refinanced, was the primary driver of the decrease in total interest expense compared to the second quarter of 2010.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended June 30,
	2011			2010
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Interest bearing deposits with banks	$16,528	$10	0.24%	$26,743	$17	0.25%
Federal funds sold	0	0	0.00	3,000	3	0.40
Investment securities:
Taxable	156,758	1,047	2.68	104,644	802	3.07
Tax-exempt	79,700	893	4.49	70,044	857	4.91
Total investment securities	236,458	1,940	3.29	174,688	1,659	3.81

Loans:
Taxable (1)	638,530	9,447	5.93	637,573	9,373	5.90
Tax-exempt	15,262	227	5.96	13,856	212	6.13
Total loans	653,792	9,674	5.93	651,429	9,585	5.90
Total earning assets	906,778	11,623	5.14	855,860	11,264	5.28
Other assets (2)	59,004			49,644
Total assets	$965,782			$905,504
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$296,161	495	0.67%	$257,172	504	0.79%
Savings	30,428	30	0.40	27,610	27	0.40
Time	428,181	2,314	2.17	405,231	2,250	2.23
Total interest bearing deposits	754,770	2,839	1.51	690,013	2,781	1.62
Short-term borrowings	10,252	25	0.98	8,864	22	1.00
Long-term debt and junior subordinated debt	44,271	264	2.39	66,849	429	2.57
Total interest bearing liabilities	809,293	3,128	1.55	765,726	3,232	1.69

Noninterest bearing deposits	71,075			59,895
Other liabilities	5,065			4,729
Shareholders’ equity	80,349			75,154

Total liabilities and shareholders’ equity	$965,782			$905,504
Net interest income		$8,496			$8,032
Net interest margin (3)			3.76%			3.76%

(1)	Average balance includes average nonperforming loans of $17,882,000 for 2011 and $20,824,000 for 2010. Interest includes net loan fees of $232,000 for 2011 and $281,000 for 2010.
(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.
(3)	Net interest income as a percentage of average earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended June 30, 2011 vs. 2010
	Increase (decrease) due to change in
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$(7)	$—	$(7)
Federal funds sold	(3)	—	(3)
Investment securities:
Taxable	399	(154)	245
Tax-exempt	118	(82)	36
Loans:
Taxable	14	60	74
Tax-exempt	21	(6)	15
Total interest income	542	(182)	360
Interest Expense
Deposits:
Interest bearing demand	76	(85)	(9)
Savings	3	—	3
Time	127	(63)	64
Short-term borrowings	3	—	3
Long-term debt	(145)	(20)	(165)
Total interest expense	64	(168)	(104)
Net interest income	$478	$(14)	$464

Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for loan losses

For the three-month period ended June 30, 2011 the provision for loan losses was $550,000, compared to $630,000 for the same period of 2010. The provision for both periods remained elevated in comparison to the Corporation’s historic levels and was reflective of the risks and uncertainties associated with prolonged weakness in economic and business conditions, a relatively high level of unemployment and erosion of real estate values. These factors can adversely affect our borrowers’ ability to service their loans. Information about loan quality is provided in the Nonperforming Assets section of this report on page 46.

Noninterest income

The following table presents the components of total noninterest income for the second quarter of 2011, compared to the second quarter of 2010. Total noninterest income for the current quarter was $1,739,000, a decrease of $344,000 or 17 percent below the second quarter of 2010. After removing the impact of gains from the sale of investment securities, total noninterest income for the current quarter decreased $236,000 or 12 percent below the same quarter of 2010. The decrease in core noninterest income was primarily the result of decreases in income from mutual fund, annuity and insurance sales and gains on the sales of loans held for sale, which is explained below.

Table 3 - Noninterest income

	Three months ended June 30,		Change Increase (Decrease)
(dollars in thousands)	2011	2010	$	%

Trust and investment services fees	$383	$373	$10	3%
Income from mutual fund, annuity and insurance sales	241	443	(202)	(46)
Service charges on deposit accounts	676	649	27	4
Income from bank owned life insurance	160	161	(1)	(1)
Other income	159	132	27	20
Gain on sales of loans held for sale	120	217	(97)	(45)
Gain on sales of securities	0	108	(108)	(100)
Total noninterest income	$1,739	$2,083	$(344)	(17)%

The discussion that follows addresses changes in selected categories of noninterest income.

Income from mutual fund, annuity and insurance sales—The decrease in income from the sale of mutual funds, annuities and insurance products by Codorus Valley Financial Advisors (CVFA), a subsidiary of PeoplesBank, was a result of the resignation of four registered representatives who left CVFA in February 2011. The decrease in revenue is expected to be largely offset by a decrease in operating expense, principally personnel costs. Accordingly, the net impact on CVFA’s earnings is expected to be immaterial.

Service charges on deposit accounts—The increase was due primarily to an increase in debit card revenue, which reflected an increase in the volume of transactions.

Price restrictions imposed by the federal government under the Durbin Interchange Amendment may significantly reduce debit card revenue (i.e., interchange fees) for PeoplesBank in future periods. While the legislation targeted larger banks with total assets of $10 billion on more, market forces in the future may not make a distinction between large and small banks. Further, the Federal Deposit Insurance Corporation (FDIC) issued final guidance in November 2010 for automated overdraft payment programs. This guidance, effective July 1, 2011, recommends that financial institutions establish policies that, among other things, limit the number of daily overdraft fees per customer, set a de minimis limit whereby small dollar transactions that overdraw an account are not charged an overdraft fee, and to take meaningful steps to counsel customers that have more than six overdrafts in a rolling twelve month period about less costly alternatives to overdraft protection. Implementation of the FDIC guidance is expected to reduce service charge revenue as a result of decreased overdraft fees.

Gains on sales of loans held for sale—The decrease in gains from the sale of loans was due primarily to a decrease in the volume of mortgage loan sales. A decrease in pricing from secondary market sources also contributed to the decrease in gains. In spite of low market interest rates, current period mortgage loan activity is adversely affected by a decrease in refinancing activity (market saturation), the inability of some borrowers to qualify for loans or sell their existing homes and the high level of unemployment.

Gain on sales of securities—Gains from the sale of securities are recognized periodically to supplement earnings by taking advantage of low market interest. There was no comparable gain transaction for the second quarter of 2011.

Noninterest expense

The following table presents the components of total noninterest expense for the second quarter of 2011, compared to the second quarter of 2010. Total noninterest expense for the current quarter was $6,932,000, a decrease of $310,000 or 4 percent below 2010 due primarily to decreases in carrying costs for foreclosed real estate and impaired loans.

Table 4 - Noninterest expense

	Three months ended June 30,		Change Increase (Decrease)
(dollars in thousands)	2011	2010	$	%

Personnel	$3,433	$3,213	$220	7%
Occupancy of premises, net	487	493	(6)	(1)
Furniture and equipment	422	419	3	1
Postage, stationery and supplies	129	162	(33)	(20)
Professional and legal	173	138	35	25
Marketing and advertising	233	223	10	4
FDIC insurance	218	316	(98)	(31)
Debit card processing	165	145	20	14
Charitable donations	8	27	(19)	(70)
Foreclosed real estate including (gains) losses on sales	606	911	(305)	(33)
Impaired loan carrying costs	160	387	(227)	-59
Other	898	808	90	11
Total noninterest expense	$6,932	$7,242	$(310)	(4)%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The increase in personnel expense reflected an increase in employee health care insurance costs and normal business growth as described more fully in the year-to-date section of this report.

Postage, stationery and supplies—The decrease in postage, stationery and supplies expense was due to the timing of usage.

FDIC insurance—The decrease in FDIC insurance premiums was the result of a change by the FDIC in its assessment methodology, effective April 1, 2011. The FDIC lowered assessment rates and applied them against average assets minus average tangible capital, instead of domestic deposits.

Foreclosed real estate including (gains) losses on sales—Foreclosed real estate costs remained elevated for both periods due to the level of carrying costs and impairment losses from deterioration of property values associated with specific properties as well as the size of the portfolio, which was reflective of prolonged weakness in economic and business conditions and the erosion of real estate values. Typical carrying costs include insurance, maintenance and repairs, real estate taxes, appraisals and legal fees. Costs for the current quarter included the recognition of a loss provision totaling $235,000 that pertained to two properties while the second quarter of 2010 included the recognition of a $722,000 loss provision for a specific property.

Impaired loan carrying costs— The prolonged weakness in economic and business conditions may cause fluctuations in impaired loan carrying costs. Factors such as the number and size of the loans in the impaired loan portfolio, financial capacity of the borrower or guarantor and the value and liquidity of underlying collateral, can contribute to the variability of this expense from period to period.

Other—The increase in other expense, which is comprised of many underlying expenses, was primarily the result of a $65,000 expense associated with a client’s property held in the Wealth Management Division of PeoplesBank.

Income taxes

The provision for income taxes for the second quarter of 2011 was $521,000, compared to $274,000 for the same period in 2010. The increase in income taxes was primarily the result of the increase in income before income taxes. For both periods, the Corporation’s statutory federal income tax rate was 34 percent. The Corporation’s effective income tax rate was approximately 22 percent for the second quarter of 2011, compared to approximately 14 percent for the second quarter of 2010. The increase in the effective rate reflected an increase in taxable income. The effective tax rate differs from the statutory tax rate due to the impact of low-income housing credits and tax-exempt income, including income from bank owned life insurance.

Six months ended June 30, 2011,
compared to six months ended June 30, 2010

FINANCIAL HIGHLIGHTS

The Corporation earned net income available to common shareholders of $2,892,000 or $0.70 per share ($0.69 diluted) for the six month period ended June 30, 2011, compared to $2,846,000 or $0.70 per share ($0.70 diluted), for the same period of 2010. The $46,000 or 2 percent increase in net income available to common shareholders was primarily the result of an increase in net interest income and a decrease in the provision for loan losses, which more than offset increases in total noninterest expense and provision for income taxes and a decrease in total noninterest income.

The $974,000 or 7 percent increase in net interest income for the first six months of 2011, compared to the same period of 2010, was primarily the result of an increase in the average volume of investment securities and improved yield on floating rate commercial loans. Net interest income was also favorably impacted by lower rates paid on deposit products, which reflected record lows for short-term market interest rates, and deposit mix. Net interest income (tax equivalent basis) as a percentage of interest earning assets (i.e., net interest margin) was 3.71 percent for the first six months of 2011, compared to 3.73 percent for the same period of 2010.

The provision for loan losses for the first six months of 2011 totaled $1,225,000, representing a $125,000 or 9 percent decrease, compared to the $1,350,000 recorded for the same period of 2010. The provision for both periods remained elevated in comparison to the Corporation’s historic levels and was reflective of the risks and uncertainties associated with prolonged weakness in economic and business conditions, a relatively high level of unemployment and erosion of real estate values.

The $270,000 or 7 percent decrease in noninterest income for the first six months of 2011 compared to the same period of 2010 was primarily the result of decreases in income from mutual fund, annuity and insurance sales and gains on sales of securities and loans held for sale. After removing the impact of gains (losses) from the sale of securities, core noninterest income for the first six months of 2011 decreased $137,000 or 4 percent below 2010 levels.

The $644,000 or 5 percent increase in total noninterest expense for the first six months of 2011 compared to the same period in 2010 was primarily attributable to increases in personnel and other operating expenses. The $138,000 or 21 percent increase in provision for income tax expense for the first six months of 2011 compared to 2010 was primarily the result of the increase in income before income taxes.

Total assets were approximately $977 million on June 30, 2011, an increase of $60 million or 7 percent above June 30, 2010. Compared to one year ago, asset growth occurred primarily in the investment securities and commercial loan portfolios, which were funded by an increase in core deposits.

Net income (annualized) as a percentage of average shareholders’ equity (ROE) was 8.56 percent for the first six months of 2011, compared to 8.99 percent for the same period of 2010. Net income (annualized) as a percentage of average total assets (ROA) was 0.70 percent for the first six months of 2011, compared to 0.74 percent for the same period of 2010. The efficiency ratio (noninterest expense as a percentage of net interest income plus noninterest income on a tax equivalent basis) was 68.5 percent for the first six months of 2011, compared to 68.3 percent for the same period of 2010.

On June 30, 2011, the nonperforming assets ratio (nonperforming assets as a percentage of total loans and net foreclosed real estate) was 5.11 percent, compared to 4.50 percent for December 31, 2010 and 3.55 percent for June 30, 2010. The increase in this ratio reflects prolonged weakness in economic and business conditions, a relatively high level of unemployment and erosion of real estate values. Net loan charge-offs for the current six month period totaled $500,000, compared to $2,159,000 for the same period of 2010. The Corporation’s annualized net loan charge-offs ratio was 0.15 percent at June 30, 2011, compared to 0.67 percent at June 30, 2010. Information regarding nonperforming assets is provided in the Risk Management section of this report, including Table 9—Nonperforming Assets. Based on a comprehensive analysis of the loan portfolio, we believe that the current level of the allowance for loan losses is adequate at June 30, 2011. An analysis of the allowance is provided in Table 10—Analysis of Allowance for Loan Losses.

Throughout the current period, Codorus Valley maintained a capital level well above minimum regulatory quantitative requirements. Currently, there are three federal regulatory definitions of capital that take the form of minimum ratios. As set forth in Note 9—Regulatory Matters, the Corporation and PeoplesBank were well capitalized on June 30, 2011.

A more detailed analysis of the factors and trends affecting corporate earnings follows.

INCOME STATEMENT ANALYSIS

Net interest income

Net interest income for the six-month period ended June 30, 2011, was $15,900,000, an increase of $974,000 or 7 percent above the same period of 2010. The increase was primarily the result of an increase in the average volume of interest earning assets, a decrease in the average rates paid on deposit products and a decrease in the average volume of long-term debt. Net interest income (tax equivalent basis) as a percentage of interest earning assets (i.e., net interest margin) was 3.71 percent for the first six months of 2011, compared to 3.73 percent for the same period of 2010.

Interest earning assets averaged $904 million and yielded 5.11 percent (tax equivalent basis) for the first six months of 2011, compared to $844 million and 5.29 percent, respectively, for the first half of 2010. The $60 million or 7 percent increase in average interest earning assets was due primarily to an increase in investment securities. An increase in yield on floating rate commercial loans, which reflected the imposition of minimum (floor) interest rates, contributed to the increase in interest income.

Total interest bearing liabilities averaged $808 million at an average rate of 1.56 percent for the first six months of 2011, compared to $761 million and 1.74 percent, respectively, for the same period of 2010. The $47 million or 6 percent increase in average interest bearing liabilities reflected growth in all deposit categories. In contrast, the average volume of long-term debt for the first six months of 2011 decreased, which resulted from maturing Federal Home Loan Bank loans that were not refinanced. The decrease in long-term debt was the primary driver of the decrease in total interest expense compared to the same period of 2010. The increase of interest expense on deposits during the first six months of 2011 was insignificant due to the favorable impact of low product rates and deposit mix, which largely offset the effect of an increase in average volume.

Table 5-Average Balances and Interest Rates (tax equivalent basis)

	Six months ended June 30,
	2011			2010
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Interest bearing deposits with banks	$21,207	$23	0.22%	$18,952	$23	0.24%
Federal funds sold	1,359	2	0.30	2,867	5	0.35
Investment securities:
Taxable	152,332	1,991	2.64	103,621	1,632	3.18
Tax-exempt	81,386	1,828	4.53	69,732	1,718	4.97
Total investment securities	233,718	3,819	3.30	173,353	3,350	3.90

Loans:
Taxable (1)	632,486	18,606	5.93	635,293	18,357	5.83
Tax-exempt	15,268	454	6.00	13,732	428	6.29
Total loans	647,754	19,060	5.93	649,025	18,785	5.84
Total interest earning assets	904,038	22,904	5.11	844,197	22,163	5.29
Other assets (2)	56,945			52,601
Total assets	$960,983			$896,798
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$291,411	974	0.67%	$250,765	1,006	0.81%
Savings	29,379	58	0.40	26,276	52	0.40
Time	430,537	4,642	2.17	404,760	4,552	2.27
Total interest bearing deposits	751,327	5,674	1.52	681,801	5,610	1.66
Short-term borrowings	10,735	53	0.99	8,514	42	0.99
Long-term debt and junior subordinated debt	45,981	543	2.38	70,558	897	2.56
Total interest bearing liabilities	808,043	6,270	1.56	760,873	6,549	1.74

Noninterest bearing deposits	68,547			56,810
Other liabilities	5,361			4,869
Shareholders’ equity	79,032			74,246

Total liabilities and shareholders’ equity	$960,983			$896,798
Net interest income		$16,634			$15,614
Net interest margin (3)			3.71%			3.73%

(1)	Average balance includes average nonperforming loans of $17,888,000 for 2011 and $21,479,000 for 2010. Interest includes net loan fees of $451,000 for 2011 and $516,000 for 2010.
(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.
(3)	Net interest income as a percentage of average interest earning assets.

Table 6-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Six months ended June 30, 2011 vs. 2010
	Increase (decrease) due to change in
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$3	$(3)	$0
Federal funds sold	(3)	0	(3)
Investment securities:
Taxable	767	(408)	359
Tax-exempt	287	(177)	110
Loans:
Taxable	(81)	330	249
Tax-exempt	48	(22)	26
Total interest income	1,021	(280)	741
Interest Expense
Deposits:
Interest bearing demand	163	(195)	(32)
Savings	6	0	6
Time	290	(200)	90
Short-term borrowings	11	0	11
Long-term debt	(312)	(42)	(354)
Total interest expense	158	(437)	(279)
Net interest income	$863	$157	$1,020

Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for loan losses

For the six-month period ended June 30, 2011, the provision for loan losses was $1,225,000, compared to $1,350,000 for the same period of 2010. The provision for both periods remained elevated in comparison to the Corporation’s historic levels and was reflective of the risks and uncertainties associated with prolonged weakness in economic and business conditions, a relatively high level of unemployment and erosion of real estate values. These factors can adversely affect our borrowers’ ability to service their loans. Information about loan quality is provided in the Nonperforming Assets section of this report on page 46.

Noninterest income

The following table presents the components of total noninterest income for the first six months of 2011, compared to the first six months of 2010. After removing the impact of gains (losses) from the infrequent sale of investment securities, total noninterest income for the current six-month period of 2011 decreased $137,000 or 4 percent below 2010. The decrease in core noninterest income was primarily the result of decreases in income from mutual fund, annuity and insurance sales and gains on the sale of loans, which is explained below.

Table 7 - Noninterest income

	Six months ended June 30,		Change Increase (Decrease)
(dollars in thousands)	2011	2010	$	%

Trust and investment services fees	$740	$719	$21	3%
Income from mutual fund, annuity and insurance sales	583	762	(179)	(23)
Service charges on deposit accounts	1,277	1,211	66	5
Income from bank owned life insurance	325	319	6	2
Other income	300	286	14	5
Gains on sales of loans held for sale	296	361	(65)	(18)
Gain (loss) on sales of securities	(25)	108	(133)	(123)
Total noninterest income	$3,496	$3,766	$(270)	(7)%

The discussion that follows addresses changes in selected categories of noninterest income.

Income from mutual fund, annuity and insurance sales—The decrease in income from the sale of mutual funds, annuities and insurance products by Codorus Valley Financial Advisors (CVFA), a subsidiary of PeoplesBank, was a result of the resignation of four registered representatives who left CVFA in February 2011. The decrease in revenue is expected to be largely offset by a decrease in operating expense, principally personnel costs. Accordingly, the net impact on CVFA’s earnings is expected to be immaterial.

Service charges on deposit accounts—The increase was due primarily to an increase in debit card revenue, which reflected an increase in the volume of transactions. Service charges on deposit accounts could decrease in the future as previously discussed in the current quarter section of this report.

Gains on sales of loans held for sale—The decrease in gains from the sale of mortgage loans was due primarily to a decrease in pricing from secondary market sources. In spite of low market interest rates, mortgage loan activity for the first six months of 2011 is adversely affected by a decrease in refinancing activity (market saturation), the inability of some borrowers to qualify for loans or sell their existing homes and the high level of unemployment.

Gain (loss) on sales of securities—The loss in the first six months of 2011 reflected the sale of approximately $6 million (par value) of municipal securities whose issuers did not have credit ratings on their own (i.e., the credit rating was based on the insurance company that guaranteed the bonds issued by the municipality) and that were located within selected states experiencing well publicized financial challenges. The 2010 period includes gains from the sale of U.S. agency mortgage-backed bonds, which supplemented earnings by taking advantage of low market interest rates.

Noninterest expense

The following table presents the components of total noninterest expense for the first six months of 2011, compared to the first six months of 2010. Total noninterest expense for 2011 was $13,970,000, an increase of $644,000 or 5 percent above 2010 due primarily to increases in personnel and other operating expenses.

Table 8 - Noninterest expense

	Six months ended June 30,		Change Increase (Decrease)
(dollars in thousands)	2011	2010	$	%

Personnel	$6,964	$6,419	$545	8%
Occupancy of premises, net	984	994	(10)	(1)
Furniture and equipment	871	859	12	1
Postage, stationery and supplies	269	277	(8)	(3)
Professional and legal	275	244	31	13
Marketing and advertising	383	350	33	9
FDIC insurance	562	624	(62)	(10)
Debit card processing	319	280	39	14
Charitable donations	235	356	(121)	(34)
Foreclosed real estate including (gains) losses on sales	1,091	984	107	11
Impaired loan carrying costs	426	583	(157)	(27)
Other	1,591	1,356	235	17
Total noninterest expense	$13,970	$13,326	$644	5%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The increase in personnel expense reflected an increase in employee health care insurance costs and normal business growth. Effective August 1, 2010, the Bank converted from a fully insured health care program to a self-insured program by joining a consortium of approximately 23 banks. For the first year under the new program the Bank will fund at the maximum liability based on pre-program claims experience, which is expected to result in an increase in health care costs. Thereafter, the benefits of the self-insured program are expected to help contain future health care costs over the long term. Employees have customarily reimbursed the Corporation for approximately 30 percent of the cost of health insurance.

FDIC insurance—The decrease in FDIC insurance premiums was the result of a change by the FDIC in its assessment methodology, effective April 1, 2011. The FDIC lowered assessment rates and applied them against average assets minus average tangible capital, instead of domestic deposits.

Charitable donations—The decrease in charitable donations for the first six months of 2011 resulted from the inability of nonprofits to obtain associated state tax credits as a result of curtailment by the state to help manage its budget deficit. PeoplesBank uses tax credits from donations to reduce its Pennsylvania Shares Tax expense, included below in other expenses.

Foreclosed real estate including (gains) losses on sales—Foreclosed real estate costs remained elevated for both periods due to the level of carrying costs and impairment losses from deterioration of property values associated with specific properties as well as the size of the portfolio, which was reflective of prolonged weakness in economic and business conditions and the erosion of real estate values. Typical carrying costs include insurance, maintenance and repairs, real estate taxes, appraisals and legal fees. Costs for the first six months of 2011 included the recognition of a loss provision totaling $235,000 that pertained to two properties while the first six months of 2010 included the recognition of a $722,000 loss provision for a specific property.

Impaired loan carrying costs— The prolonged weakness in economic and business conditions may cause fluctuations in impaired loan carrying costs. Factors such as the number and size of the loans in the impaired loan portfolio, financial capacity of the borrower or guarantor and the value and liquidity of underlying collateral, contribute to the variability of this expense from period to period.

Other—The increase in other expense, which is comprised of many underlying expenses, was primarily the result of a $116,000 increase in Pennsylvania Shares Tax expense. Shares Tax in 2010 was relatively low due to the recognition of a greater level of tax credits that originated from an increase of charitable donations. The $65,000 expense in 2011 associated with a client’s property held in the Wealth Management Division of PeoplesBank, previously discussed in the quarter-to-date section of this report, also contributed to the increase in other expense.

Income taxes

The provision for income taxes for the first six months of 2011 was $818,000, compared to $680,000 for the same period in 2010. The increase in income taxes was primarily the result of the increase in income before income taxes. For both periods, the Corporation’s statutory federal income tax rate was 34 percent. The Corporation’s effective income tax rate was approximately 19 percent for the first six months of 2011, compared to approximately 17 percent for the first six months of 2010. The increase in the effective rate reflected an increase in taxable income. The effective tax rate differs from the statutory tax rate due to the impact of low-income housing credits and tax-exempt income, including income from bank owned life insurance.

BALANCE SHEET REVIEW

Overnight investments

There were no overnight investments, which are comprised of interest bearing deposits with banks and federal funds sold, on June 30, 2011, compared to $35 million on December 31, 2010. The decrease in overnight investments was the result of increased investment in commercial loans and securities available-for-sale.

Securities available-for-sale

At June 30, 2011, the fair value of securities available-for-sale totaled $236 million, compared to $223 million at December 31, 2010. Available funds were invested in fixed income securities to provide a return that exceeded the historically low yield on overnight investments.

Loans

On June 30, 2011, total loans, net of deferred fees, totaled $680 million, which was $39 million or 6 percent above year-end 2010 level. Most of the increase was due to a $33 million or 6% increase in commercial related loans followed by a $6 million or 5 percent increase in consumer related loans. The increase in loans occurred in the second quarter of this year following multiple quarters of lackluster loan demand, which was in response to the prolonged weak economic conditions and erosion of real estate values. The composition of the Corporation’s loan portfolio at June 30, 2011, compared to December 31, 2010, is provided in Note 5—Loans.

Deposits

On June 30, 2011, deposits totaled $832 million, which was $26 million or 3 percent above the year-end 2010 level. The increase in total deposits occurred primarily within the demand, savings and money market categories while total time deposits decreased slightly. Deposit growth reflected our competitive rates and our clients’ apparent preference for the liquidity and safety of FDIC insured deposit products. The Corporation does not rely on brokered deposits to fund its operation. The composition of the Corporation’s deposit portfolio at June 30, 2011, is provided in Note 7—Deposits.

Long-term debt

On June 30, 2011, long-term debt totaled $34 million, which was $18 million or 35 percent below the year-end 2010 level. The decrease reflected Federal Home Loan Bank of Pittsburgh advances that matured and were not refinanced. A listing of outstanding long-term debt obligations is provided in Note 8—Long-term Debt.

Shareholders’ equity and capital adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Total shareholders’ equity was approximately $81.5 million on June 30, 2011, an increase of approximately $5 million or 7 percent above the level at December 31, 2010. The increase was caused primarily by increases in retained earnings from profitable operations and in accumulated other comprehensive income from unrealized gains, net of federal income tax, on securities available-for-sale.

The Corporation typically pays cash dividends on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other factors. On July 12, 2011, the Board of Directors declared a quarterly cash dividend of $0.09 per common share payable on August 9, 2011, to shareholders of record July 26, 2011. This dividend follows a $0.09 per share dividend paid in May and a $0.08 per share dividend paid in February. The Corporation’s participation in the U.S. Department of the Treasury’s Capital Purchase Program (CPP) requires regulatory approval to increase quarterly cash dividends on common stock above the quarterly $0.12 per share level that was in effect at the time of the issuance of the preferred stock. More information about the Corporation’s participation in the CPP is provided in Note 10—Shareholders’ Equity.

During March 2011, the Corporation applied for participation in the U.S. Treasury’s Small Business Lending Fund (SBLF). A summary of the SBLF can be found in the Corporation’s Form 10-K for the period ended December 31, 2010 under the Supervision and Regulation section (reference the Small Business Jobs and Credit Act of 2010). Management requested $25 million of capital, of which $16.5 million would be used to refinance, with applicable regulatory approvals, all of the outstanding preferred stock issued under the Treasury’s CPP. Funds from the SBLF would be used primarily to support increased lending to creditworthy small businesses. The SBLF provides an attractive opportunity to the Corporation to obtain Tier 1 capital, lower the preferred stock dividend rate and to remove restrictions associated with the CPP. On July 27, 2011, the Corporation received preliminary approval from the Treasury to receive $25 million of funding from the SBLF with settlement scheduled for August 18, 2011. Management is evaluating whether or not to repurchase the outstanding common stock warrant issued under the CPP.

Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 9—Regulatory Matters, to the financial statements. We believe that Codorus Valley and PeoplesBank were well capitalized on June 30, 2011, based on regulatory capital guidelines.

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

Nonperforming assets

The following table presents asset categories posing the greatest risk of loss and related ratios. We generally place a loan on nonaccrual status and cease accruing interest income, i.e., recognize interest income on a cash basis as long as the loan is sufficiently collateralized, when loan payment performance is unsatisfactory and the loan is past due 90 days or more. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. Foreclosed real estate was acquired to satisfy debts owed to PeoplesBank. The final category, troubled debt restructurings, pertains to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions typically involve a temporary deferral of scheduled loan payments, an extension of the loan’s stated maturity date or a temporary reduction of interest rates. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. The paragraphs below explain significant changes in the aforementioned categories for June 30, 2011, compared to December 31, 2010.

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

Table 9-Nonperforming Assets

(dollars in thousands)	June 30, 2011	December 31, 2010

Nonaccrual loans	$15,935	$14,844
Nonaccrual loans, troubled debt restructurings	3,632	3,680
Accruing loans 90 days or more past due	168	197
Total nonperforming loans	19,735	18,721
Foreclosed real estate, net of allowance	15,801	10,572
Total nonperforming assets	$35,536	$29,293
Accruing troubled debt restructurings	$188	$0

Total period-end loans, net of deferred fees	$680,069	$640,849
Allowance for loan losses (ALL)	$8,351	$7,626
ALL as a % of total period-end loans	1.23%	1.19%
Annualized net charge-offs as a % of average total loans	0.15%	0.39%
ALL as a % of nonperforming loans	42.32%	40.74%
Nonperforming loans as a % of total period-end loans	2.90%	2.92%
Nonperforming assets as a % of total period-end loans and net foreclosed real estate	5.11%	4.50%
Nonperforming assets as a % of total period-end assets	3.64%	3.06%
Nonperforming assets as a % of total period-end shareholders’ equity	43.58%	38.27%

The level of nonperforming assets was relatively high in comparison to the Corporation’s historic levels for both periods primarily as a result of prolonged weakened economic conditions and the corresponding effects it has had on our commercial borrowers.

Nonaccrual loans

On June 30, 2011, the nonaccrual loan portfolio balance totaled $19,567,000 and was comprised primarily of collateralized commercial loans. Comparatively, nonaccrual loans totaled $18,524,000 at year-end 2010. During the first six months of 2011, nonaccrual loan additions, principally loan numbers 4 and 5, described below, more than offset loans reclassified to the foreclosed real estate portfolio and payments by borrowers. On June 30, 2011, the nonaccrual loans portfolio was comprised of twenty-two unrelated loan relationships whose outstanding principle balances ranged in size from $18,000 to $4,842,000. Five unrelated commercial relationships, which represent 83 percent of the total nonaccrual loan portfolio balance, are described below.

We evaluate the adequacy of the allowance for loan losses at least quarterly and have established a loss allowance for selected loan relationships where the net realizable value of the collateral is insufficient to repay the loan. In this regard allowances, if applicable, are noted below within the description of the loan. Collection efforts, including modification of contractual terms for individual accounts based on prevailing market conditions and liquidation of collateral assets, are being employed to maximize recovery. Further provisions for loan losses may be required for nonaccrual loans as additional information becomes available or conditions change or as required by bank regulators.

Loan no. 1—PeoplesBank owns a 62.5 percent participation interest, and its share of the outstanding principal balance of the loan relationship is $4,842,000. The collateral supporting this out of market loan is a 55 acre parcel of improved real estate, which is zoned commercial use. In December 2010, the borrower abruptly ceased operation and declared bankruptcy. As of December 31, 2010 we established a $675,000 loss allowance for this account based on the results of an independent appraisal of the primary property supporting this loan. Plans call for subdividing and selling the property at a public auction scheduled for August 2011. The Bank has additional collateral that can be liquidated to maximize recovery.

Loan no. 2— PeoplesBank owns a 27 percent participation interest, and its share of the outstanding principal balance of the loan relationship is $4,266,000. The collateral supporting the loan is approximately 110 acres of undeveloped land, which is zoned mixed office. Based on a recent appraisal of the real estate, we believe that the loan is adequately collateralized. We may also rely on the personal guarantors of the loan, if necessary, for payment.

Loan no. 3— The outstanding principal balance of the loan relationship is $3,648,000. This account is collateralized by three acres of improved real estate located in a major commercial district, a small parcel of improved real estate and the assignment of a personal loan from a third-party whose payments are current. Based on recent appraisals of the real estate, we believe that the loan is adequately collateralized. The borrower is presently operating under a troubled debt restructuring and is current under that arrangement.

Loan no. 4—The outstanding principal balance of the loan relationship is $1,787,000, which is collateralized by real estate and receivables. We are presently in the process of evaluating the repayment capacity of the guarantors and our recovery options. As of June 30, 2011, we established a $500,000 loss allowance for this account.

Loan no. 5—The outstanding principal balance of the loan relationship is $1,655,000, which is collateralized by real estate comprised of commercial rental properties. Based on recent appraisals of the real estate, we believe that the loan relationship is adequately collateralized.

Foreclosed real estate

On June 30, 2011, foreclosed real estate, net of allowance, totaled $15,801,000, compared to $10,572,000 at December 31, 2010. The increase was due primarily to the significant capital improvements made to property no. 1, identified below, and the addition of property no. 4, identified below, which was reclassified from the nonaccrual loans category. On June 30, 2011, the portfolio was comprised of seven unrelated accounts ranging in size from $54,000 to $8,025,000, which we are actively attempting to liquidate. If a valuation allowance for probable loss was established for a particular property it is so noted in the property description below. Further valuation allowances may be required on any foreclosed property as additional information becomes available or conditions change. Foreclosed real estate is included in the other assets category on the Corporation’s balance sheet. Five unrelated foreclosed real estate properties, which represent 97 percent of the total foreclosed real estate portfolio balance, are described below.

Property no. 1—The carrying amount of this office building property is $8,025,000, which is net of a $140,000 allowance for probable loss based on an independent appraisal less estimated selling costs. Shell and tenant capital improvements costing approximately $4,191,000 have been incurred since the beginning of the year. Tenant improvements are reimbursable by the tenant as additional rent over the term of the lease. Capital improvements were largely completed by June 30, 2011. Additionally, pre-leasing expenses (net) totaling approximately $922,000 were also incurred since the beginning of the year for project management, repairs, legal, architectural, insurance and real estate taxes. A reputable tenant has signed a lease agreement to lease the majority of the building, and the recognition of rental income is scheduled to begin in August 2011. A marketing plan is being developed to sell the property. The value of the property is largely dependent upon the leasing assumptions, which are subject to adjustment.

Property no. 2— The carrying amount of this property is $2,423,000, which is net of a $292,000 allowance for probable loss based on an independent appraisal less estimated selling costs. This account is collateralized by 137 approved residential building lots. Of this total, 28 lots are improved and under contract with a local builder to takedown over an eighteen month period.

Property no. 3— The carrying amount of this property is $2,024,000, which is net of a $1,274,000 allowance for probable loss based on an independent appraisal less estimated selling costs. This account is collateralized by 266 acres of unimproved land that is zoned for residential development. An engineer has been retained to create a development plan for the site.

Property no. 4—The carrying amount of this property is $1,617,000, which is collateralized by the borrower’s personal residence (presently listed for sale) and a 9.5 acre parcel of unimproved land (under contract of sale).

Property no. 5— PeoplesBank has a 64 percent interest in 42 improved lots within a 20.6 acre established residential subdivision, which represents the original collateral. The carrying value of PeoplesBank’s interest was $1,235,000 at June 30, 2011. During June 2010, a purchase agreement was executed which permitted the buyer to develop and sell the lots over a two-year period. The buyer has defaulted in its takedown requirements under the purchase agreement. Since inception through July 2011, eight lots have been sold.

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

The following table presents an analysis of the activity in the allowance for loan losses for the six months ended June 30, 2011 and 2010. The allowance was $8,351,000 or 1.23 percent of total loans on June 30, 2011, compared to $6,366,000 or 0.99 percent, on June 30, 2010. During the current period, net charge-offs totaled $500,000, compared to $2,159,000 for the first six months of 2010. The annualized net charge-off ratio was 0.15 percent for the current period compared to 0.67 percent one year ago. The provision for both periods remained elevated in comparison to the Corporation’s historic levels and was reflective of the risks and uncertainties associated with prolonged weakness in economic and business conditions, a relatively high level of unemployment and erosion of real estate values. These factors can adversely affect our borrowers’ ability to service their loans. Based on a comprehensive analysis of the loan portfolio, we believe that the allowance for loan losses is adequate at June 30, 2011.

Table 10 -Analysis of Allowance for Loan Losses

(dollars in thousands)	2011	2010
Balance-January 1,	$7,626	$7,175
Provision charged to operating expense	675	720
Loans charged off:
Commercial, industrial and agricultural	193	100
Real estate - residential and home equity	179	—
Consumer	74	108
Total loans charged off	446	208
Recoveries:
Commercial, industrial and agricultural	—	3
Consumer	1	21
Total recoveries	1	24
Net charge-offs	445	184
Balance-June 30,	$7,856	$7,711

Ratios:
Allowance for loan losses as a % of total period-end loans	1.23%	0.99%
Annualized net charge-offs as a % of average total loans	0.15%	0.67%
Allowance for loan losses as a % of nonperforming loans	42.32%	40.74%

Liquidity risk management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan customers, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, it provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are scheduled investment security maturities and cash inflows, funds received from customer loan payments, and asset sales. The primary sources of liability liquidity are deposit growth, short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At June 30, 2011, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $112 million and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $97 million. The Corporation’s loan-to-deposit ratio, which is used as a broad measure of liquidity, was approximately 82 percent at June 30, 2011, compared to 79 percent at December 31, 2010.

Off-balance sheet arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on June 30, 2011, totaled $198 million and consisted of $146 million in unfunded commitments under existing loan facilities, $41 million to grant new loans and $11 million in letters of credit. Normally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, the Corporation’s disclosure controls and procedures are effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints, that the benefits of controls must be considered relative to their costs, and inherent limitations that may not prevent fraud, particularly by collusion of two or more people or by management override of a control.

There has been no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2011, that has materially affected or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Codorus Valley Bancorp, Inc.
(Registrant)

August 9, 2011	/s/ Larry J. Miller
Date	Larry J. Miller
President & CEO
(Principal Executive Officer)

August 9, 2011	/s/ Jann A. Weaver
Date	Jann A. Weaver
Treasurer & Assistant Secretary
(Principal Financial and Accounting Officer)