Form 10-Q
period 2011-09-30
CODORUS VALLEY BANCORP INC
filed 2011-11-14
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2011
or
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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On November 1, 2011, 4,171,105 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.
Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.
Consolidated Balance Sheets
Unaudited

(dollars in thousands, except share and per share data)	September 30, 2011	December 31, 2010
Assets
Interest bearing deposits with banks	$33,836	$32,219
Cash and due from banks	12,738	8,050
Federal funds sold	0	3,000
Total cash and cash equivalents	46,574	43,269
Securities, available-for-sale	229,439	222,536
Restricted investment in bank stocks, at cost	3,822	4,067
Loans held for sale	2,966	4,990
Loans (net of deferred fees of $758 - 2011 and $713 - 2010)	685,785	640,849
Less-allowance for loan losses	(8,617)	(7,626)
Net loans	677,168	633,223
Premises and equipment, net	10,755	10,766
Other assets	43,126	38,481
Total assets	$1,013,850	$957,332
Liabilities
Deposits
Noninterest bearing	$75,274	$65,642
Interest bearing	782,474	740,468
Total deposits	857,748	806,110
Short-term borrowings	11,979	6,763
Long-term debt	36,576	51,732
Junior subordinated debt	10,310	10,310
Other liabilities	6,071	5,878
Total liabilities	922,684	880,793

Shareholders’ equity
Preferred stock, par value $2.50 per share; $1,000 liquidation preference, 1,000,000 shares authorized; 25,000 Series B shares issued and outstanding - 2011 and 16,500 Series A - 2010	25,000	15,983
Common stock, par value $2.50 per share; 10,000,000 shares authorized; 4,171,105 shares issued and outstanding - 2011 and 4,131,802 - 2010	10,428	10,330
Additional paid-in capital	37,183	37,290
Retained earnings	12,511	10,798
Accumulated other comprehensive income	6,044	2,138
Total shareholders’ equity	91,166	76,539
Total liabilities and shareholders’ equity	$1,013,850	$957,332

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Income
Unaudited

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share data)	2011	2010	2011	2010
Interest income
Loans, including fees	$10,146	$9,748	$29,058	$28,395
Investment securities:
Taxable	975	826	2,962	2,454
Tax-exempt	598	617	1,840	1,785
Dividends	2	2	6	6
Other	17	25	42	53
Total interest income	11,738	11,218	33,908	32,693
Interest expense
Deposits	2,817	2,884	8,491	8,494
Federal funds purchased and other short-term borrowings	29	23	82	65
Long-term and junior subordinated debt	285	391	828	1,288
Total interest expense	3,131	3,298	9,401	9,847
Net interest income	8,607	7,920	24,507	22,846
Provision for loan losses	3,560	560	4,785	1,910
Net interest income after provision for loan losses	5,047	7,360	19,722	20,936
Noninterest income
Trust and investment services fees	384	348	1,124	1,067
Income from mutual fund, annuity and insurance sales	308	329	891	1,091
Service charges on deposit accounts	657	632	1,934	1,843
Income from bank owned life insurance	164	161	489	480
Other income	153	147	453	433
Gains on sales of loans held for sale	126	177	422	538
Gain (loss) on sales of securities	0	0	(25)	108
Total noninterest income	1,792	1,794	5,288	5,560
Noninterest expense
Personnel	3,218	3,393	10,182	9,812
Occupancy of premises, net	501	465	1,485	1,459
Furniture and equipment	434	405	1,305	1,264
Postage, stationery and supplies	128	112	397	389
Professional and legal	205	121	480	365
Marketing and advertising	278	179	661	529
FDIC insurance	223	331	785	955
Debit card processing	169	156	488	436
Charitable donations	37	43	272	399
Foreclosed real estate including (gains) losses on sales	214	765	1,305	1,749
Impaired loan carrying costs	95	199	521	782
Other	815	772	2,406	2,128
Total noninterest expense	6,317	6,941	20,287	20,267
Income before income taxes	522	2,213	4,723	6,229
Provision (benefit) for income taxes	(139)	433	679	1,113
Net income	661	1,780	4,044	5,116
Preferred stock dividends and discount accretion	657	245	1,148	735
Net income available to common shareholders	$4	$1,535	$2,896	$4,381
Net income per common share, basic	$0.00	$0.37	$0.70	$1.07
Net income per common share, diluted	$0.00	$0.37	$0.69	$1.07

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Cash Flows
Unaudited

	Nine months ended September 30,
(dollars in thousands)	2011	2010
Cash flows from operating activities
Net income	$4,044	$5,116
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	978	1,030
Net amortization of securities	1,060	761
Amortization of deferred loan origination fees and costs	(201)	(263)
Amortization of intangible assets	29	30
Provision for loan losses	4,785	1,910
Provision for losses on foreclosed real estate	388	722
Deferred income tax expense (benefit)	(198)	168
Amortization of investment in real estate partnership	436	421
Increase in cash surrender value of life insurance investment	(489)	(480)
Originations of loans held for sale	(25,184)	(33,456)
Proceeds from sales of loans held for sale	27,630	30,350
Net gain on sales of loans held for sale	(422)	(538)
Loss on disposal of premises and equipment	0	8
Net loss (gain) on sales of securities available-for-sale	25	(108)
Gain on sales of held for sale assets	0	(35)
Net gain on sales of foreclosed real estate	(154)	(110)
Stock-based compensation expense	188	87
(Increase) decrease in accrued interest receivable	322	(126)
(Increase) decrease in other assets	(1,592)	976
Decrease in accrued interest payable	(73)	(19)
Increase in other liabilities	273	3,525
Net cash provided by operating activities	11,845	9,969
Cash flows from investing activities
Securities, available-for-sale
Purchases	(34,296)	(89,850)
Maturities, repayments and calls	26,150	25,561
Sales	6,077	4,845
Redemption of restricted investment in bank stock	245	0
Net increase in loans made to customers	(50,414)	(5,890)
Purchases of premises and equipment	(967)	(713)
Investment in life insurance	(7)	(7)
Investment in foreclosed real estate	(4,243)	(8)
Proceeds from sales of foreclosed real estate	728	7,802
Net cash used in investing activities	(56,727)	(58,260)
Cash flows from financing activities
Net increase in demand and savings deposits	54,435	49,081
Net (decrease) increase in time deposits	(2,797)	23,093
Net increase (decrease) in short-term borrowings	5,216	(1,403)
Proceeds from issuance of long-term debt	15,000	0
Repayment of long-term debt	(30,156)	(21,944)
Cash dividends paid to preferred shareholders	(775)	(619)
Cash dividends paid to common shareholders	(1,078)	(694)
Redemption of preferred stock and common stock warrant	(17,027)	0
Issuance of preferred stock	25,000	0
Issuance of common stock	369	173
Net cash provided by financing activities	48,187	47,687
Net increase (decrease) in cash and cash equivalents	3,305	(604)
Cash and cash equivalents at beginning of year	43,269	26,179
Cash and cash equivalents at end of period	$46,574	$25,575

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
Unaudited

(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2011	$15,983	$10,330	$37,290	$10,798	$2,138	$76,539
Comprehensive income:
Net income				4,044		4,044
Other comprehensive gain, net of tax:
Unrealized gains on securities, net					3,906	3,906
Total comprehensive income						7,950
Preferred stock discount accretion	478			(478)		0
Common stock cash dividends ($0.26 per share)				(1,078)		(1,078)
Preferred stock dividends				(775)		(775)
Redemption of preferred stock and repurchase of common stock warrant	(16,461)		(566)			(17,027)
Issuance of preferred stock	25,000					25,000
Stock-based compensation			188			188
Issuance of common stock:
19,291 shares under dividend reinvestment and stock purchase plan		48	153			201
14,682 shares under stock option plan		37	89			126
5,330 shares under employee stock purchase plan		13	29			42

Balance, September 30, 2011	$25,000	$10,428	$37,183	$12,511	$6,044	$91,166

Balance, January 1, 2010	$15,828	$10,187	$37,004	$6,592	$2,401	$72,012
Comprehensive income:
Net income				5,116		5,116
Other comprehensive gain, net of tax:
Unrealized gains on securities, net					2,360	2,360
Total comprehensive income						7,476
Preferred stock discount accretion	116			(116)		0
Common stock cash dividends ($0.17 per share)				(694)		(694)
Preferred stock dividends				(619)		(619)
Stock-based compensation			87			87
Issuance of common stock:
17,759 shares under dividend reinvestment and stock purchase plan		44	92			136
7,932 shares under employee stock purchase plan		20	17			37

Balance, September 30, 2010	$15,944	$10,251	$37,200	$10,279	$4,761	$78,435

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

The consolidated financial statements include the accounts of Codorus Valley Bancorp, Inc. and its wholly owned bank subsidiary, PeoplesBank, A Codorus Valley Company (PeoplesBank), and its wholly owned nonbank subsidiary, SYC Realty Company, Inc. (collectively referred to as Codorus Valley or the Corporation). PeoplesBank has four wholly-owned subsidiaries, Codorus Valley Financial Advisors, Inc., SYC Settlement Services, Inc. and two subsidiaries whose purpose is to temporarily hold foreclosed properties pending eventual liquidation. All significant intercompany account balances and transactions have been eliminated in consolidation. The combined results of operations of the nonbank subsidiaries are not material to the consolidated financial statements.

The results of operations for the nine-month period ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of September 30, 2011, and through the date these financial statements were issued for items of potential recognition or disclosure.

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

Allowance for Loan Losses

The allowance for loan losses represents the Corporation’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The Corporation determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Commercial loans that are collateral dependent and deemed impaired are generally evaluated for impairment loss based on the fair value of the collateral. For commercial loans that are not collateral dependent, the Corporation relies on the present value of expected future cash flows, discounted at the loan’s effective interest rate, to determine any impairment loss. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual residential mortgage loans, home equity loans and other consumer loans for impairment disclosures, unless such loans are classified as troubled debt restructurings.

An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value less estimated selling costs (i.e., net realizable value). For commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the most recent appraisal and the condition of the property. Appraised values are generally discounted to provide for selling costs and other factors to determine an estimate of the net realizable value of the property.

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

Federal regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to the Corporation. Based on a comprehensive analysis of the loan portfolio, the Corporation believes that the level of the allowance for loan losses at September 30, 2011 is adequate.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding, property that is acquired through acceptance of a deed-in-lieu of foreclosure and property that has not yet been acquired but which is classified as an insubstance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Appraisals are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition. Revenue and expense from operations and changes in the valuation allowance are included in expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At September 30, 2011, foreclosed real estate, net of allowance, was $15,739,000, compared to $10,572,000 for December 31, 2010.

Per Common Share Computations

The weighted average number of shares of common stock outstanding used for basic and diluted calculations are provided below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Net income available to common shareholders	$4	$1,535	$2,896	$4,381

Weighted average shares outstanding (basic)	4,167	4,097	4,152	4,086
Effect of dilutive stock options	39	9	45	4
Weighted average shares outstanding (diluted)	4,206	4,106	4,197	4,090

Basic earnings per common share	$0.00	$0.37	$0.70	$1.07
Diluted earnings per common share	$0.00	$0.37	$0.69	$1.07

Anti-dilutive stock options and common stock warrants excluded from the computation of earnings per share	88	421	88	427

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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2011	2010	2011	2010
Unrealized holding gains arising during the period	$2,461	$958	$5,893	$3,684
Reclassification adjustment for (gains) losses included in income	0	0	25	(108)
Net unrealized gains	2,461	958	5,918	3,576
Tax effect	(837)	(326)	(2,012)	(1,216)
Net of tax amount	$1,624	$632	$3,906	$2,360

Cash Flow Information

For purposes of the statements of cash flows, the Corporation considers interest bearing deposits with banks, cash and due from banks, and federal funds sold to be cash and cash equivalents. Non-cash items for the nine-month period ended September 30, 2011 consisted of the transfer of loans to foreclosed real estate in the amount of $1,885,000. The increase in other liabilities includes accounts payable for investment in foreclosed real estate of $476,000. Comparatively, for the nine-month period ended September 30, 2010, non-cash items consisted of the transfer of loans to foreclosed real estate in the amount of $8,291,000 and the transfer of loans held for sale to investment in the amount of $160,000.

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

Note 3-Securities

A summary of securities, available-for-sale at September 30, 2011 and December 31, 2010 is provided below:

	Amortized Cost	Gross Unrealized		Estimated Fair Value
(dollars in thousands)		Gains	Losses

September 30, 2011
Debt securities:
U.S. Treasury notes	$10,005	$149	$0	$10,154
U.S. agency	29,612	1,140	0	30,752
U.S. agency mortgage-backed, residential	100,137	3,927	0	104,064
State and municipal	80,527	3,946	(4)	84,469
Total debt securities	$220,281	$9,162	$(4)	$229,439

December 31, 2010
Debt securities:
U.S. Treasury notes	$8,014	$126	$0	$8,140
U.S. agency	13,519	155	(31)	13,643
U.S. agency mortgage-backed, residential	108,967	2,213	(827)	110,353
State and municipal	88,796	2,079	(475)	90,400
Total debt securities	$219,296	$4,573	$(1,333)	$222,536

The amortized cost and estimated fair value of debt securities at September 30, 2011 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$12,228	$12,331
Due after one year through five years	144,051	150,112
Due after five years through ten years	60,179	63,033
Due after ten years	3,823	3,963
Total debt securities	$220,281	$229,439

Gross realized gains and losses on sales of securities are shown below.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2011	2010	2011	2010

Realized gains	$0	$0	$79	$108
Realized losses	0	0	(104)	0
Net gains (losses)	$0	$0	$(25)	$108

Realized gains and losses from the sale of securities, available-for-sale are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

Securities, issued by agencies of the federal government, with a carrying value of $140,819,000 and $125,785,000 on September 30, 2011 and December 31, 2010, respectively, were pledged to secure public and trust deposits, repurchase agreements, other short-term borrowings and Federal Home Loan Bank debt.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities, available-for-sale that have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2011
Debt securities:
State and municipal	$899	$4	$0	$0	$899	$4
Total temporarily impaired debt securities	$899	$4	$0	$0	$899	$4

December 31, 2010
Debt securities:
U.S. agencies	$4,969	$31	$0	$0	$4,969	$31
U.S. agency mortgage-backed, residential	50,982	827	0	0	50,982	827
State and municipal	20,382	429	350	46	20,732	475
Total temporarily impaired debt securities	$76,333	$1,287	$350	$46	$76,683	$1,333

At September 30, 2011, the unrealized losses of $4,000 within the less than 12 months category were attributable to two different municipal issues with one rated AA+ by Standard & Poor’s rating service and the other rated Aa2 by the Moody’s rating service.

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

The Corporation believes that unrealized losses at September 30, 2011 were primarily the result of changes in market interest rates and that it has the ability to hold these investments for a time necessary to recover the amortized cost. To date, the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and therefore, all impairment is considered to be temporary.

Note 4—Restricted Investment in Bank Stocks

Restricted stock represents required investments in the common stock of correspondent banks, consisting primarily of the common stock of Federal Home Loan Bank of Pittsburgh (FHLB) and, to a lesser degree, Atlantic Central Bankers Bank (ACBB) and is carried at cost as of September 30, 2011 and December 31, 2010. Under the FHLB’s Capital Plan, PeoplesBank is required to maintain a minimum member stock investment, both as a condition of becoming and remaining a member and as a condition of borrowing from the FHLB. In December 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock as strategies to preserve its capital. During 2010, the FHLB partially lifted its restriction on capital stock repurchases.

The Corporation evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. The determination of whether these investments are impaired is based on an assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as: (1) the significance of the decline in net assets of the issuer as compared to the capital stock amount for the issuer and the length of time this situation has persisted, (2) commitments by the issuer to make payments required by law or regulation and the level of such payments in relation to the operating performance of the issuer, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the issuer. The Corporation believes that no impairment charge was necessary related to the restricted stock during the periods ended September 30, 2011 and 2010.

Note 5—Loans

The table below provides the composition of the loan portfolio at September 30, 2011 and December 31, 2010. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows us to monitor risk and performance. Those industries representing the largest dollar investment and most risk are listed separately. The other commercial loans category is comprised of a multitude of industries, including: health services, professional services, public administration, restaurant, service, transportation, finance, natural resources, recreation and religious organizations. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation does not engage in sub-prime residential mortgage originations.

(dollars in thousands)	September 30, 2011	December 31, 2010
Builder & developer	$102,605	$95,735
Commercial real estate investor	110,672	95,281
Residential real estate investor	60,559	55,930
Hotel/Motel	51,034	48,041
Wholesale & retail	56,750	44,963
Manufacturing	25,857	24,989
Agriculture	17,221	14,247
Other	129,741	136,198
Total commercial related loans	554,439	515,384
Residential mortgages	22,472	20,357
Home equity	58,366	56,294
Other	50,508	48,814
Total consumer related loans	131,346	125,465
Total loans	$685,785	$640,849

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

The Corporation uses ten risk ratings to grade loans. The first seven ratings, representing the lowest risk, are combined and given a “pass” rating. A pass rating is a satisfactory credit rating, which applies to a loan that is expected to perform in accordance with the loan agreement and has a low probability of loss. A loan rated “special mention” has a potential weakness which may, if not corrected, weaken the loan or inadequately protect the Corporation’s position at some future date. A loan rated “substandard” is inadequately protected by the current net worth or paying capacity of the borrower or of the collateral pledged. A “substandard” loan has a well defined weakness or weaknesses that could jeopardize liquidation of the loan, which exposes the Corporation to loss if the deficiencies are not corrected. When circumstances indicate that collection of the loan is doubtful, the loan is risk rated “nonaccrual,” the accrual of interest income is discontinued, and any unpaid interest previously credited to income is reversed. Accordingly, the table below does not include the regulatory classification of “doubtful,” nor does it include the regulatory classification of “loss” because the Corporation promptly charges off loan losses.

The table below presents a summary of loan risk ratings by loan class at September 30, 2011 and December 31, 2010.

(dollars in thousands)	Pass	Special Mention	Substandard	Nonaccrual	Total
September 30, 2011
Builder & developer	$94,206	$6,152	$460	$1,787	$102,605
Commercial real estate investor	98,326	10,105	0	2,241	110,672
Residential real estate investor	58,362	1,623	0	574	60,559
Hotel/Motel	51,034	0	0	0	51,034
Wholesale & retail	50,580	2,198	1,405	2,567	56,750
Manufacturing	25,132	725	0	0	25,857
Agriculture	16,727	0	494	0	17,221
Other	115,296	8,385	2,088	3,972	129,741
Total commercial related loans	509,663	29,188	4,447	11,141	554,439
Residential mortgage	22,244	0	41	187	22,472
Home equity	58,068	90	188	20	58,366
Other	49,613	285	344	266	50,508
Total consumer related loans	129,925	375	573	473	131,346
Total loans	$639,588	$29,563	$5,020	$11,614	$685,785

December 31, 2010
Builder & developer	$84,409	$2,647	$453	$8,226	$95,735
Commercial real estate investor	85,420	9,534	148	179	95,281
Residential real estate investor	55,346	94	0	490	55,930
Hotel/Motel	48,041	0	0	0	48,041
Wholesale & retail	37,252	1,850	1,019	4,842	44,963
Manufacturing	24,989	0	0	0	24,989
Agriculture	13,747	0	500	0	14,247
Other	123,965	6,300	1,913	4,020	136,198
Total commercial related loans	473,169	20,425	4,033	17,757	515,384
Residential mortgage	20,109	0	43	205	20,357
Home equity	56,183	12	0	99	56,294
Other	47,933	418	0	463	48,814
Total consumer related loans	124,225	430	43	767	125,465
Total loans	$597,394	$20,855	$4,076	$18,524	$640,849

The table below presents a summary of impaired loans at September 30, 2011 and December 31, 2010. Generally, impaired loans are loans risk rated substandard and nonaccrual. An allowance is established for those individual loans that are commercial related and only those consumer related loans classified as troubled debt restructurings where the Corporation has doubt as to full recovery of the outstanding principal balance. The recorded investment represents outstanding unpaid principal loan balances adjusted for charge-offs.

	September 30, 2011			December 31, 2010
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance:
Builder & developer	$1,983	$2,883	$0	$8,260	$8,260	$0
Commercial real estate investor	2,078	2,078	0	0	0	0
Residential real estate investor	482	482	0	394	394	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	3,972	6,247	0	1,019	1,019	0
Manufacturing	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Other commercial	5,180	5,180	0	5,219	5,219	0
Residential mortgage	228	384	0	248	294	0
Home equity	208	208	0	99	99	0
Other consumer	610	610	0	463	463	0
Total impaired loans with no related allowance	$14,741	$18,072	$0	$15,702	$15,748	$0

Impaired loans with a related allowance:
Builder & developer	$264	$264	$147	$419	$419	$25
Commercial real estate investor	163	263	25	327	427	185
Residential real estate investor	92	92	30	96	96	10
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	0	0	0	4,842	4,842	675
Manufacturing	0	0	0	0	0	0
Agriculture	494	494	100	500	500	100
Other commercial	880	880	120	714	714	200
Residential mortgage	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total impaired loans with a related allowance	$1,893	$1,993	$422	$6,898	$6,998	$1,195

Total impaired loans:
Builder & developer	$2,247	$3,147	$147	$8,679	$8,679	$25
Commercial real estate investor	2,241	2,341	25	327	427	185
Residential real estate investor	574	574	30	490	490	10
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	3,972	6,247	0	5,861	5,861	675
Manufacturing	0	0	0	0	0	0
Agriculture	494	494	100	500	500	100
Other commercial	6,060	6,060	120	5,933	5,933	200
Residential mortgage	228	384	0	248	294	0
Home equity	208	208	0	99	99	0
Other consumer	610	610	0	463	463	0
Total impaired loans	$16,634	$20,065	$422	$22,600	$22,746	$1,195

The table below presents a summary of average impaired loans and related interest income for three and nine months ended September 30, 2011.

	Three months ended September 30, 2011			Nine months ended September 30, 2011
(dollars in thousands)	Average Recorded Investment	Interest Income	Cash Basis	Average Recorded Investment	Interest Income	Cash Basis
Impaired loans with no related allowance:
Builder & developer	$3,852	$172	$165	$5,601	$392	$374
Commercial real estate investor	2,049	20	14	1,025	36	26
Residential real estate investor	483	1	0	438	2	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	2,695	25	0	1,857	65	0
Manufacturing	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Other commercial	5,627	86	65	5,428	332	264
Residential mortgage	272	2	1	277	12	11
Home equity	208	1	0	134	2	0
Other consumer	664	10	5	576	29	14
Total impaired loans with no related allowance	$15,850	$317	$250	$15,336	$870	$689

Impaired loans with a related allowance:
Builder & developer	$1,366	$0	$0	$929	$0	$0
Commercial real estate investor	166	0	0	208	0	0
Residential real estate investor	92	0	0	94	0	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	2,421	0	0	3,632	0	0
Manufacturing	0	0	0	0	0	0
Agriculture	496	9	0	498	26	0
Other commercial	791	18	0	751	22	0
Residential mortgage	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total impaired loans with a related allowance	$5,332	$27	$0	$6,112	$48	$0

Total impaired loans:
Builder & developer	$5,218	$172	$165	$6,530	$392	$374
Commercial real estate investor	2,215	20	14	1,233	36	26
Residential real estate investor	575	1	0	532	2	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	5,116	25	0	5,489	65	0
Manufacturing	0	0	0	0	0	0
Agriculture	496	9	0	498	26	0
Other commercial	6,418	104	65	6,179	354	264
Residential mortgage	272	2	1	277	12	11
Home equity	208	1	0	134	2	0
Other consumer	664	10	5	576	29	14
Total impaired loans	$21,182	$344	$250	$21,448	$918	$689

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule which shows the length of time a loan is past due. The table below presents a summary of past due accruing loans, nonaccrual loans and current loans by loan segment and class at September 30, 2011 and December 31, 2010.

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due Accruing	Nonaccrual	Current	Total Loans
September 30, 2011
Builder & developer	$0	$0	$0	$0	$1,787	$100,818	$102,605
Commercial real estate investor	0	61	0	61	2,241	108,370	110,672
Residential real estate investor	0	0	0	0	574	59,985	60,559
Hotel/Motel	0	0	0	0	0	51,034	51,034
Wholesale & retail	525	403	0	928	2,567	53,255	56,750
Manufacturing	0	0	0	0	0	25,857	25,857
Agriculture	0	0	0	0	0	17,221	17,221
Other	110	785	0	895	3,972	124,874	129,741
Total commercial related loans	635	1,249	0	1,884	11,141	541,414	554,439
Residential mortgage	73	0	0	73	187	22,212	22,472
Home equity	39	154	0	193	20	58,153	58,366
Other	414	7	0	421	266	49,821	50,508
Total consumer related loans	526	161	0	687	473	130,186	131,346
Total loans	$1,161	$1,410	$0	$2,571	$11,614	$671,600	$685,785

December 31, 2010
Builder & developer	$33	$370	$0	$403	$8,226	$87,106	$95,735
Commercial real estate investor	0	0	0	0	179	95,102	95,281
Residential real estate investor	212	0	0	212	490	55,228	55,930
Hotel/Motel	0	0	0	0	0	48,041	48,041
Wholesale & retail	0	0	0	0	4,842	40,121	44,963
Manufacturing	0	0	0	0	0	24,989	24,989
Agriculture	0	0	0	0	0	14,247	14,247
Other	0	392	0	392	4,020	131,786	136,198
Total commercial related loans	245	762	0	1,007	17,757	496,620	515,384
Residential mortgage	0	409	0	409	205	19,743	20,357
Home equity	264	50	0	314	99	55,881	56,294
Other	304	43	197	544	463	47,807	48,814
Total consumer related loans	568	502	197	1,267	767	123,431	125,465
Total loans	$813	$1,264	$197	$2,274	$18,524	$620,051	$640,849

The table below shows loans whose terms have been modified under troubled debt restructurings (TDRs) during the three and nine months ended September 30, 2011. Loans classified as TDRs are designated impaired and arise when the Corporation grants borrowers experiencing financial difficulties concessions that it would not otherwise consider. Concessions granted to the commercial related loans below involved an extension of the maturity date or a below market interest rate relative to new debt with similar risk. Generally, commercial loans are secured by real estate. If repayment of the loan is determined to be collateral dependent the loan is evaluated for impairment loss based on the fair value of the collateral. For commercial loans that are not collateral dependent, the present value of expected future cash flows, discounted at the loan’s effective interest rate, is used to determine any impairment loss. Since year ended December 31, 2010, there was no impairment loss recognized on any of the TDRs reported below. Moreover, these loans are all performing under their modified terms.

A nonaccrual TDR represents a nonaccrual loan, as previously defined, which includes an economic concession. Nonaccrual TDRs are restored to accrual status if principal and interest payments, under the modified terms, are current for at least six consecutive payments after the modification and future principal and interest payments are reasonably assured. In contrast, an accruing TDR represents a loan that at the time of the modification has a demonstrated history of payments and that management believes that future loan payments are reasonably assured under the modified terms.

Three months ended September 30, 2011:

(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructurings
Commercial related loans
nonaccrual	1	$2,151	$2,151
accruing	2	$2,936	$2,936
Consumer related loans
nonaccrual	0	$0	$0
accruing	0	$0	$0

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted
Commercial related loans	0	$0
Consumer related loans	0	$0

Nine months ended September 30, 2011:

(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructurings:
Commercial related loans
nonaccrual	1	$2,151	$2,151
accruing	2	$2,936	$2,936
Consumer related loans
nonaccrual	0	$0	$0
accruing	1	$188	$188

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted:
Commercial related loans	0	$0
Consumer related loans	0	$0

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for three and nine months ended September 30, 2011 and in summary fashion for the same periods of 2010.

Three months ended September 30,:

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:
Balance, July 1,	$2,376	$1,897	$588	$397	$938	$151	$189	$1,159	$7,695
Charge-offs	(900)	0	0	0	(2,275)	0	0	0	(3,175)
Recoveries	0	0	0	0	1	0	0	2	3
Provisions	901	18	(109)	9	3,090	4	3	(238)	3,678
Balance, September 30,	$2,377	$1,915	$479	$406	$1,754	$155	$192	$923	$8,201

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated	2011	2010
Allowance for loan losses:
Balance, July 1,	$73	$155	$184	$412	$244	$8,351	$6,366
Charge-offs	(85)	0	(81)	(166)	0	(3,341)	(331)
Recoveries	0	0	44	44	0	47	7
Provisions	127	(47)	42	122	(240)	3,560	560
Balance, September 30,	$115	$108	$189	$412	$4	$8,617	$6,602

Nine months ended September 30,:

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:
Balance, January 1,	$1,561	$1,887	$698	$345	$843	$155	$175	$1,123	$6,787
Charge-offs	(933)	0	0	0	(2,420)	0	0	(40)	(3,393)
Recoveries	0	0	0	0	3	0	0	2	5
Provisions	1,749	28	(219)	61	3,328	0	17	(162)	4,802
Balance, September 30,	$2,377	$1,915	$479	$406	$1,754	$155	$192	$923	$8,201

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated	2011	2010
Allowance for loan losses:
Balance, January 1,	$30	$83	$201	$314	$525	$7,626	$7,175
Charge-offs	(141)	(144)	(176)	(461)	0	(3,854)	(2,580)
Recoveries	0	8	47	55	0	60	97
Provisions	226	161	117	504	(521)	4,785	1,910
Balance, September 30,	$115	$108	$189	$412	$4	$8,617	$6,602

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment at September 30, 2011 and December 31, 2010.

September 30, 2011:

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:

Individually evaluated for impairment	$147	$25	$30	$0	$0	$0	$100	$120	$422
Collectively evaluated for impairment	2,230	1,890	449	406	1,754	155	92	803	7,779
Balance, September 30, 2011	$2,377	$1,915	$479	$406	$1,754	$155	$192	$923	$8,201

Loans:

Individually evaluated for impairment	$2,247	$2,241	$574	$0	$3,972	$0	$494	$6,060	$15,588
Collectively evaluated for impairment	100,358	108,431	59,985	51,034	52,778	25,857	16,727	123,681	538,851
Balance, September 30, 2011	$102,605	$110,672	$60,559	$51,034	$56,750	$25,857	$17,221	$129,741	$554,439

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated	Total
Allowance for loan losses:

Individually evaluated for impairment	$0	$0	$0	$0	$0	$422
Collectively evaluated for impairment	115	108	189	412	4	8,195
Balance, September 30, 2011	$115	$108	$189	$412	$4	$8,617

Loans:

Individually evaluated for impairment	$0	$0	$0	$0		$15,588
Collectively evaluated for impairment	22,472	58,366	50,508	131,346		670,197
Balance, September 30, 2011	$22,472	$58,366	$50,508	$131,346		$685,785

December 31, 2010:

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:

Individually evaluated for impairment	$25	$185	$10	$0	$675	$0	$100	$200	$1,195
Collectively evaluated for impairment	1,536	1,702	688	345	168	155	75	923	5,592
Balance, December 31, 2010	$1,561	$1,887	$698	$345	$843	$155	$175	$1,123	$6,787

Loans:

Individually evaluated for impairment	$8,679	$327	$490	$0	$5,861	$0	$500	$5,933	$21,790
Collectively evaluated for impairment	87,056	94,954	55,440	48,041	39,102	24,989	13,747	130,265	493,594
Balance, December 31, 2010	$95,735	$95,281	$55,930	$48,041	$44,963	$24,989	$14,247	$136,198	$515,384

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated	Total
Allowance for loan losses:

Individually evaluated for impairment	$0	$0	$0	$0	$0	$1,195
Collectively evaluated for impairment	30	83	201	314	525	6,431
Balance, December 31, 2010	$30	$83	$201	$314	$525	$7,626

Loans:

Individually evaluated for impairment	$0	$0	$0	$0		$21,790
Collectively evaluated for impairment	20,357	56,294	48,814	125,465		619,059
Balance, December 31, 2010	$20,357	$56,294	$48,814	$125,465		$640,849

Note 7—Deposits

The composition of deposits was as follows:

(dollars in thousands)	September 30, 2011	December 31, 2010
Noninterest bearing demand	$75,274	$65,642
NOW	67,921	61,398
Money market	257,166	220,923
Savings	29,074	27,037
Time deposits less than $100,000	248,165	255,674
Time deposits $100,000 or more	180,148	175,436
Total deposits	$857,748	$806,110

Note 8—Long-term Debt

PeoplesBank’s long-term debt obligations to FHLB are primarily fixed rate instruments, which are secured by FHLB stock, U.S. agency mortgage backed securities and under a blanket collateral agreement, qualifying loan receivables, principally mortgage loans. A summary of long-term debt at September 30, 2011 and December 31, 2010, is provided below.

(dollars in thousands)	September 30, 2011	December 31, 2010
PeoplesBank’s obligations to FHLB:
Due January 2011, 2.06%	$0	$14,000
Due January 2011, 4.30%, amortizing	0	3,401
Due August 2011, 2.42%	0	12,000
Due January 2012, 2.34%	10,000	10,000
Due June 2012, 4.25%, amortizing	271	567
Due December 2012, 1.91%	5,000	5,000
Due May 2013, 3.46%, amortizing	958	1,371
Due December 2013, 2.39%	5,000	5,000
Due July 2014, 1.38%	5,000	0
Due July 2015, 1.90%	5,000	0
Due July 2016, 2.35%	5,000	0
	36,229	51,339
Capital lease obligation	347	393
Total long-term debt	$36,576	$51,732

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

Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to quarter-to-date average assets (leverage ratio). Management believes that Codorus Valley and PeoplesBank were well capitalized on September 30, 2011 based on regulatory capital guidelines.

	Actual		Minimum for Capital Adequacy		Well Capitalized Minimum*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at September 30, 2011
Capital ratios:
Tier 1 risk based	$94,866	13.15%	$28,853	4.00%	n/a	n/a
Total risk based	103,483	14.35	57,705	8.00	n/a	n/a
Leverage	94,866	9.53	39,819	4.00	n/a	n/a
at December 31, 2010
Capital ratios:
Tier 1 risk based	$84,116	12.51%	$26,905	4.00%	n/a	n/a
Total risk based	91,742	13.64	53,811	8.00	n/a	n/a
Leverage	84,116	8.81	38,194	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at September 30, 2011
Capital ratios:
Tier 1 risk based	$91,982	12.80%	$28,744	4.00%	$43,116	6.00%
Total risk based	100,599	14.00	57,488	8.00	71,860	10.00
Leverage	91,982	9.27	39,710	4.00	49,638	5.00
at December 31, 2010
Capital ratios:
Tier 1 risk based	$81,292	12.13%	$26,805	4.00%	$40,207	6.00%
Total risk based	88,918	13.27	53,610	8.00	67,012	10.00
Leverage	81,292	8.54	38,079	4.00	47,599	5.00

* To be well capitalized under prompt corrective action provisions.

Note 10—Shareholders’ Equity

Preferred stock issued under the US Treasury’s Small Business Lending Fund Program

On August 18, 2011, as part of the Treasury Small Business Lending Fund (SBLF) program, the Corporation entered into a Securities Purchase Agreement (SBLF Purchase Agreement) with the United States Department of the Treasury (Treasury) pursuant to which the Corporation sold to the Treasury, for an aggregate purchase price of $25 million, 25,000 shares of senior non-cumulative, perpetual preferred stock, Series B, $1,000 liquidation value, $2.50 par value. The preferred stock was issued pursuant to the SBLF program, a $30 billion fund established under the Small Business Lending Jobs Act of 2010 that was created to encourage lending to small businesses by providing capital to qualified community banks with assets of less that $10 billion.

The SBLF Preferred Stock qualifies as Tier 1 regulatory capital and will pay non-cumulative dividends quarterly on each January 1, April 1, July 1 and October 1, beginning October 3, 2011. The dividend rate can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank. Based upon the increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period has been set at 5 percent. For the second through ninth calendar quarters, the dividend rate may be adjusted between one percent (1%) and five percent (5%) per annum to reflect the amount of change in the Bank’s level of QSBL. If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level is less than 10%, then the dividend rate payable on the SBLF Preferred Stock would increase. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QSBL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

The SBLF Preferred Stock is non-voting, except in limited circumstances. In the event that the Corporation misses five dividend payments, whether or not consecutive, the holder of the SBLF Preferred Stock will have the right, but not the obligation, to appoint a representative as an observer on the Company’s Board of Directors.

The terms of the SBLF Preferred Stock Agreement impose limits on the ability of the Company to pay dividends and repurchase shares of common stock. Under the terms of the SBLF Preferred Stock, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF Preferred Stock, junior preferred shares, or other junior securities (including the common stock) during the current calendar quarter and for the next three calendar quarters following the failure to declare and pay dividends on the SBLF Preferred Stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach by the Corporation.

Under the terms of the SBLF Preferred Stock Agreement, the Corporation may only declare and pay a dividend on the common stock or other stock junior to the SBLF Preferred Stock, or repurchase shares of any such class or series of stock, if, (i) full dividends on all outstanding shares of SBLF Preferred Stock for the most recently completed dividend period have been or are contemporaneously declared and paid and (ii) after payment of such dividend, the dollar amount of the Corporation’s Tier 1 Capital would be at least 90% of the Signing Date Tier 1 Capital, as defined by the Certificate of Designation with Respect to Shares of the Company fixing the designations, preferences, limitations and relative rights of the SBLF Preferred Stock, excluding any subsequent net charge-offs and any redemption of the SBLF Preferred Stock (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of issuance and ending on the tenth anniversary, by 10% for each one percent increase in QSBL over the baseline level.

Proceeds from the SBLF program were used in part to redeem $16.5 million of outstanding Series A preferred stock issued in a prior period to the Treasury under its Capital Purchase Program (CPP) and to repurchase a related CPP common stock warrant as described below. The approximately $8 million of Tier 1 capital remaining from the SBLF transaction will be used primarily to support increased lending within the Corporation’s service area as required by the SBLF program.

Preferred stock and common stock warrant issued under the US Treasury’s Capital Purchase Program

On August 18, 2011, the Corporation entered into a repurchase letter agreement with the Treasury providing for the redemption of the CPP Preferred Stock. Pursuant to the SBLF Purchase Agreement, approximately $16,507,000 of the proceeds of the sale of the SBLF Preferred Stock was used to redeem the 16,500 shares of the Series A CPP Preferred Stock plus accrued and unpaid dividends. Upon redemption, the remaining $379,000 preferred stock discount was recorded as a reduction to third quarter net income available to common shareholders. Additionally, the additional paid-in-capital account was reduced by approximately $39,000 pertaining to issuance costs for the CPP Preferred Stock. As a result of the redemption, the Corporation is no longer subject to the restrictions imposed by the CPP.

On September 28, 2011, the Corporation repurchased the outstanding CPP common stock warrant for $526,604 from the US Treasury which was recorded as a reduction to additional paid-in-capital.

Information about the CPP preferred stock and common stock warrant is disclosed in Note 11—Shareholders’ Equity in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

Note 11—Contingent Liabilities

The Corporation is not aware of any material contingent liabilities as of September 30, 2011.

Note 12—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $11,752,000 of standby letters of credit outstanding on September 30, 2011, compared to $8,793,000 on December 31, 2010. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of September 30, 2011 and December 31, 2010, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

For financial assets measured at fair value, the fair value measurements by level within the fair value hierarchy are as follows:

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
September 30, 2011
Measured at fair value on a recurring basis:
Securities available-for-sale:
U.S. Treasury notes	$10,154	$10,154	$0	$0
U.S. agency	30,752	0	30,752	0
U.S. agency mortgage- backed, residential	104,064	0	104,064	0
State and municipal	84,469	0	84,469	0
Measured at fair value on a nonrecurring basis:
Impaired loans	1,471	0	0	1,471
Foreclosed real estate	13,930	0	0	13,930
December 31, 2010
Measured at fair value on a recurring basis:
Securities available-for-sale:
U.S. Treasury notes	$8,140	$8,140	$0	$0
U.S. agency	13,643	0	13,643	0
U.S. agency mortgage- backed, residential	110,353	0	110,353	0
State and municipal	90,400	0	90,400	0
Measured at fair value on a nonrecurring basis:
Impaired loans	5,703	0	0	5,703
Foreclosed real estate	4,447	0	0	4,447

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of certain assets and liabilities at September 30, 2011 and December 31, 2010:

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

Loans held for sale (carried at lower of cost or fair value)
The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan. At September 30, 2011 and December 31, 2010, the fair value of loans held for sale exceeded their cost basis.

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

Impaired loans (generally carried at fair value)
Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. A portion of the allowance for loan losses is allocated to impaired loans if the value of the collateral supporting such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when it is believed that the uncollectability of a loan is confirmed. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At September 30, 2011, the fair value of loan balances with a specific reserve allowance was $1,471,000, net of a valuation allowance of $422,000, compared to $5,703,000, net of a valuation allowance of $1,195,000, at December 31, 2010.

Foreclosed Real Estate (carried at lower of cost or fair value)
Real estate acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost, which becomes the cost basis. Subsequently, foreclosed real estate is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. At September 30, 2011, the carrying value of foreclosed real estate with a valuation allowance was $13,930,000 ($15,884,000 less a $1,954,000 allowance). At December 31, 2010, the carrying value of foreclosed real estate with a valuation allowance was $4,447,000 ($6,013,000 less a $1,566,000 allowance).

Interest receivable and payable (carried at cost)
The carrying amount of interest receivable and interest payable approximates its fair value.

Deposits (carried at cost)
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

Off-balance sheet financial instruments (disclosed at cost)
Fair values for the Corporation’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These amounts were not considered to be material at September 30, 2011 and December 31, 2010.

The estimated fair values of the Corporation’s financial instruments were as follows at September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets
Cash and cash equivalents	$46,574	$46,574	$43,269	$43,269
Securities, available-for-sale	229,439	229,439	222,536	222,536
Restricted investment in bank stocks	3,822	3,822	4,067	4,067
Loans held for sale	2,966	3,025	4,990	5,054
Loans, net	677,168	683,784	633,223	637,896
Interest receivable	3,268	3,268	3,590	3,590

Financial liabilities
Noninterest bearing demand, NOW, money market and savings deposits	$429,435	$429,435	$375,000	$375,000
Time deposits	428,313	437,224	431,110	438,907
Short-term borrowings	11,979	11,979	6,763	6,763
Long-term debt	36,576	37,244	51,732	52,294
Junior subordinated debt	10,310	3,598	10,310	4,330
Interest payable	614	614	687	687

Off-balance sheet instruments	0	0	0	0

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

Three months ended September 30, 2011,
compared to three months ended September 30, 2010

FINANCIAL HIGHLIGHTS

During September 2011 the Corporation surpassed $1 billion in total assets. Growth in total assets has been organic and consistently above the Corporation’s peer group average. Also in September the Corporation’s principal subsidiary, PeoplesBank, opened its newest, and 18th, full service financial center in the rapidly growing Westminster area of Carroll County, Maryland.

The Corporation earned net income available to common shareholders totaling $4,000 or $0.00 per share, basic and diluted, for the three-month period ended September 30, 2011, compared to $1,535,000 or $0.37 per share, basic and diluted, for the same period of 2010. The $1,531,000 decrease in net income available to common shareholders was primarily the result of an increase in the provision for loan losses and a one-time $379,000 transaction to remove unamortized discount on the redemption of preferred stock as described later in this summary. The effect of these transactions more than offset the favorable effects of increased net interest income and decreased noninterest expense.

The $687,000 or 9 percent increase in net interest income for the third quarter of 2011, compared to the same quarter of 2010, was primarily the result of an increase in the average volume of interest earning assets, a decrease in the average rates paid on deposit products and a decrease in the volume of long-term debt. Net interest income (tax equivalent basis) as a percentage of interest earning assets (i.e., net interest margin) was 3.79 percent for the third quarter of 2011, compared to 3.75 percent for the third quarter of 2010.

The provision for loan losses for the third quarter of 2011 totaled $3,560,000, representing a $3,000,000 increase, compared to the same quarter in 2010. During September 2011, the Corporation recorded losses totaling $3,175,000 on two commercial loan relationships which it disclosed in a Form 8-K filed on October 3, 2011 and a Form 8-K/A filed on November 10, 2011.

The $624,000 or 9 percent decrease in noninterest expense for the third quarter of 2011, compared to the third quarter of 2010 was due primarily to decreases in carrying costs for foreclosed real estate and impaired loans, and a decrease in personnel expense, principally a $252,000 adjustment to health care insurance accruals. A decrease in FDIC deposit insurance premiums, which resulted from the FDIC’s new assessment methodology, which became effective April 1, 2011, also contributed to the decrease in noninterest expense.

During the current quarter, the Corporation issued $25 million of preferred stock to the US Treasury (Treasury) under the Treasury’s Small Business Lending Fund Program (SBLF). Proceeds from the issuance were used in part to redeem $16.5 million of outstanding preferred stock issued in a prior period to the Treasury under its Capital Purchase Program (CPP/TARP), and to repurchase a related CPP common stock warrant for $527,000. The approximately $8 million of Tier 1 capital remaining from the SBLF transaction will be used primarily to support increased lending within our service area as required by the SBLF program. Additional information about these capital transactions is provided in the Shareholders’ Equity section of this report and in Form 8-K previously filed on August 24, 2011.

A more detailed analysis of the factors and trends affecting corporate earnings follows.

INCOME STATEMENT ANALYSIS

Net interest income

Net interest income for the three-month period ended September 30, 2011, was $8,607,000, an increase of $687,000 or 9 percent above the third quarter of 2010. The increase was primarily the result of an increase in the average volume of interest earning assets, a decrease in the average rates paid on deposit products and a decrease in the average volume of long-term debt. Net interest income (tax equivalent basis) as a percentage of interest earning assets (i.e., net interest margin) was 3.79 percent for the third quarter of 2011 and 3.75 percent for the third quarter of 2010.

Interest earning assets averaged $939 million and yielded 5.11 percent (tax equivalent basis) for the current quarter, compared to $877 million and 5.24 percent, respectively, for the third quarter of 2010. The $62 million or 7 percent increase in average interest earning assets was due primarily to an increase in investment securities and loans, primarily commercial loans.

Total interest bearing liabilities averaged $835 million at an average rate of 1.49 percent for the current quarter, compared to $787 million and 1.66 percent, respectively, for the third quarter of 2010. The $48 million or 6 percent increase in average interest bearing liabilities reflected growth in all deposit categories, principally money market deposits. The decrease of interest expense on deposits was due to lower rates, which more than offset the increase in volume. The decrease of interest expense on long-term debt was due primarily to a decrease in volume, which resulted from maturing Federal Home Loan Bank loans that were selectively not refinanced.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended September 30,
	2011			2010
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Interest bearing deposits with banks	$25,187	$16	0.25%	$36,396	$23	0.25%
Federal funds sold	0	0	0.00	3,002	3	0.40
Investment securities:
Taxable	151,295	977	2.56	118,424	826	2.77
Tax-exempt	78,139	882	4.48	76,371	909	4.72
Total investment securities	229,434	1,859	3.21	194,795	1,735	3.53

Loans:
Taxable (1)	669,875	10,001	5.92	628,345	9,597	6.06
Tax-exempt	14,411	216	5.95	14,501	225	6.16
Total loans	684,286	10,217	5.92	642,846	9,822	6.06
Total earning assets	938,907	12,092	5.11	877,039	11,583	5.24
Other assets (2)	62,076			56,044
Total assets	$1,000,983			$933,083
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$314,788	$511	0.64%	$270,980	$517	0.76%
Savings	29,543	27	0.36	27,651	28	0.40
Time	428,168	2,279	2.11	416,503	2,339	2.23
Total interest bearing deposits	772,499	2,817	1.45	715,134	2,884	1.60
Short-term borrowings	11,724	29	0.98	9,219	23	0.99
Long-term debt and junior subordinated debt	51,063	285	2.21	62,513	390	2.48
Total interest bearing liabilities	835,286	3,131	1.49	786,866	3,297	1.66

Noninterest bearing deposits	73,553			63,473
Other liabilities	5,247			4,650
Shareholders’ equity	86,897			78,094

Total liabilities and shareholders’ equity	$1,000,983			$933,083
Net interest income		$8,961			$8,286
Net interest margin (3)			3.79%			3.75%

(1)	Average balance includes average nonperforming loans of $19,080,000 for 2011 and $13,068,000 for 2010. Interest includes net loan fees of $231,000 for 2011 and $249,000 for 2010.
(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.
(3)	Net interest income as a percentage of average earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended September 30, 2011 vs. 2010
	Increase (decrease) due to change in
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$(7)	$0	$(7)
Federal funds sold	(3)	0	(3)
Investment securities:
Taxable	229	(78)	151
Tax-exempt	21	(48)	(27)
Loans:
Taxable	634	(230)	404
Tax-exempt	(1)	(8)	(9)
Total interest income	873	(364)	509
Interest Expense
Deposits:
Interest bearing demand	84	(90)	(6)
Savings	2	(3)	(1)
Time	66	(126)	(60)
Short-term borrowings	5	1	6
Long-term debt	(71)	(34)	(105)
Total interest expense	86	(252)	(166)
Net interest income	$787	$(112)	$675

Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for loan losses

For the three-month period ended September 30, 2011; the provision for loan losses was $3,560,000, compared to $560,000 for the same period of 2010. The current quarter provision largely replenished the allowance for the partial charge-off of two unrelated loans totaling $3,175,000 as reported by the Corporation in a Form 8-K filed October 3, 2011 and a Form 8-K/A filed on November 10, 2011. Information about loan quality is provided in the Nonperforming Assets section of this report on page 46.

Noninterest income

The following table presents the components of total noninterest income for the third quarter of 2011, compared to the third quarter of 2010. Total noninterest income for the current quarter was $1,792,000, which was approximately the same level as the third quarter of 2010.

Table 3 - Noninterest income

	Three months ended September 30,		Change Increase (Decrease)
(dollars in thousands)	2011	2010	$	%
Trust and investment services fees	$384	$348	$36	10%
Income from mutual fund, annuity and insurance sales	308	329	(21)	(6)
Service charges on deposit accounts	657	632	25	4
Income from bank owned life insurance	164	161	3	2
Other income	153	147	6	4
Gain on sales of loans held for sale	126	177	(51)	(29)
Total noninterest income	$1,792	$1,794	$(2)	(0)%

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

Price restrictions imposed by the federal government under the Durbin Interchange Amendment may significantly reduce debit card revenue (i.e., interchange fees) for PeoplesBank in future periods. While the legislation targeted larger banks with total assets of $10 billion on more, market forces in the future may not make a distinction between large and small banks. Further, the Federal Deposit Insurance Corporation (FDIC) issued final guidance in November 2010 for automated overdraft payment programs. This guidance, effective July 1, 2011, recommended that financial institutions establish policies that, among other things, limit the number of daily overdraft fees per customer, set a de minimis limit whereby small dollar transactions that overdraw an account are not charged an overdraft fee, and to take meaningful steps to counsel customers that have more than six overdrafts in a rolling twelve month period about less costly alternatives to overdraft protection. Implementation of the FDIC guidance resulted in a reduction of overdraft fees of approximately 5 percent for the third quarter, compared to the same quarter of 2010.

Gain on sales of loans held for sale—The decrease in gains from the sale of loans was due primarily to a decrease in the volume of mortgage loan sales. A decrease in pricing from secondary market sources also contributed to the decrease in gains. In spite of low market interest rates, current period mortgage loan activity is adversely affected by a decrease in refinancing activity (market saturation), the inability of some borrowers to qualify for loans or to sell their existing homes and the high level of unemployment.

Noninterest expense

The following table presents the components of total noninterest expense for the third quarter of 2011, compared to the third quarter of 2010. Total noninterest expense for the current quarter was $6,317,000, a decrease of $624,000 or 9 percent, compared to 2010 due primarily to decreases in carrying costs for foreclosed real estate and impaired loans, and FDIC insurance premiums.

Table 4 - Noninterest expense

	Three months ended September 30,		Change Increase (Decrease)
(dollars in thousands)	2011	2010	$	%

Personnel	$3,218	$3,393	$(175)	(5)%
Occupancy of premises, net	501	465	36	8
Furniture and equipment	434	405	29	7
Postage, stationery and supplies	128	112	16	14
Professional and legal	205	121	84	69
Marketing and advertising	278	179	99	55
FDIC insurance	223	331	(108)	(33)
Debit card processing	169	156	13	8
Charitable donations	37	43	(6)	(14)
Foreclosed real estate including (gains) losses on sales	214	765	(551)	(72)
Impaired loan carrying costs	95	199	(104)	(52)
Other	815	772	43	6
Total noninterest expense	$6,317	$6,941	$(624)	(9)%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The decrease in personnel expense was primarily due to a $175,000 or 5 percent decrease in the cost of the Corporation’s self-funded employee health care insurance program. During September, a $252,000 accrual adjustment was recorded that reduced premium contributions to the level of estimated claims and administrative costs. The decrease in health care insurance cost more than offset a $70,000 or 3 percent increase in wage expense that resulted from normal business growth and additions to staff associated with the new financial center located in Westminster, Maryland, which opened for business in September of this year.

FDIC insurance—The decrease in FDIC insurance premiums was the result of a change by the FDIC in its assessment methodology. Effective April 1, 2011, the FDIC lowered assessment rates and applied them against average assets minus average tangible capital, instead of domestic deposits.

Foreclosed real estate including (gains) losses on sales—The Corporation experienced a $551,000 decrease in the third quarter of 2011 compared to the level reported for the third quarter of 2010. Included in the most recent quarter was the recognition of $310,000 of rental income from a real estate project. There was no comparable rental income to reduce foreclosed real estate expense in the third quarter of 2010. Additionally, the third quarter of 2010 included significant carrying costs associated with the development of the said real estate project that was recently completed and leased up. In the period ahead, rental income from the project is expected to more than offset operating costs until the project is sold. Typical carrying costs include insurance, maintenance and repairs, real estate taxes, appraisals and legal fees.

Impaired loan carrying costs— The prolonged weakness in economic and business conditions may cause fluctuations in impaired loan carrying costs. Factors such as the number and size of the loans in the impaired loan portfolio, financial capacity of the borrower or guarantor and the value and liquidity of underlying collateral, can contribute to the variability of this expense from period to period. Carrying costs are the same as those described for foreclosed real estate.

Income taxes

The income tax benefit for the third quarter of 2011 was $139,000 compared to a provision of $433,000 for the same period in 2010. The decrease in income taxes was primarily the result of the decrease in income before income taxes. For both periods, the Corporation’s statutory federal income tax rate was 34 percent. The Corporation’s effective income tax rate was negative for the third quarter of 2011, compared to approximately 20 percent for the third quarter of 2010. The effective tax rate differs from the statutory tax rate due to the impact of low-income housing credits and tax-exempt income, including income from bank owned life insurance.

Nine months ended September 30, 2011,
compared to nine months ended September 30, 2010

FINANCIAL HIGHLIGHTS

The Corporation earned net income available to common shareholders of $2,896,000 or $0.70 per share, $0.69 diluted, for the nine month period ended September 30, 2011, compared to $4,381,000 or $1.07 per share, $1.07 diluted, for the same period of 2010. The $1,485,000 or 34 percent decrease in net income available to common shareholders was primarily the result of an increase in the provision for loan losses, a decrease in noninterest income and a one-time $379,000 transaction to remove unamortized discount on the redemption of preferred stock as described later in this summary.

Net interest income increased $1,661,000 or 7 percent for the first nine months of 2011 compared to the level for the same period of 2010, due primarily to an increase in the average volume of interest earning assets, a decrease in the average volume of long-term debt and a decrease in the average rate paid on deposits. Net interest income (tax equivalent basis) as a percentage of interest earning assets (i.e., net interest margin) was 3.74 percent for the first nine months of both 2011 and 2010.

The provision for loan losses for the first nine months of 2011 totaled $4,785,000, representing a $2,875,000 or 151 percent increase, compared to the $1,910,000 recorded for the same period of 2010. During September 2011, the Corporation recorded losses totaling $3,175,000 on two unrelated commercial loan relationships which it disclosed in a Form 8-K filed on October 3, 2011 and in a Form 8-K/A filed on November 10, 2011. The provision for both periods remained elevated in comparison to the Corporation’s historic levels and was reflective of the risks and uncertainties associated with prolonged weakness in economic and business conditions, a relatively high level of unemployment and erosion of real estate values.

Total noninterest income decreased $272,000 or 5 percent for the first nine months of 2011 below the level for the same period of 2010 as a result of decreases in income from mutual fund, annuity and insurance sales and gains (losses) on sales of securities and loans held for sale. After removing the impact of gains (losses) from the sale of securities, core noninterest income for the first nine months of 2011 decreased $139,000 or 3 percent below the same period for 2010.

Total noninterest expense increased $20,000 or 0 percent for the first nine months of 2011 above the level for the same period of 2010. The personnel and other operating expense categories increased the most compared to the prior year. The decrease of $434,000 or 39 percent in provision for income tax expense for the first nine months of 2011 compared to 2010 was primarily the result of the decrease in income before income taxes.

Total assets were approximately $1.01 billion at September 30, 2011, an increase of $62 million or 7 percent above September 30, 2010. Compared to one year ago, asset growth occurred primarily in the commercial loan portfolio and, to a lesser degree, the consumer loan and overnight investment portfolios, which were funded by an increase in core deposits.

During the third quarter of 2011 the Corporation issued $25 million of preferred stock to the US Treasury (Treasury) under the Treasury’s Small Business Lending Fund Program (SBLF). Proceeds from the issuance were used in part to redeem $16.5 million of outstanding preferred stock issued in a prior period to the Treasury under its Capital Purchase Program (CPP/TARP), and to repurchase a related CPP common stock warrant for $527,000. The approximately $8 million of Tier 1 capital remaining from the SBLF transaction will be used primarily to support increased lending within our service area. Additional information about these capital transactions is provided in the Shareholders’ Equity section of this report.

Net income (annualized) as a percentage of average shareholders’ equity (ROE) was 6.60 percent for the first nine months of 2011, compared to 9.03 percent for the same period of 2010. Net income (annualized) as a percentage of average total assets (ROA) was 0.55 percent for the first nine months of 2011, compared to 0.75 percent for the same period of 2010. The efficiency ratio (noninterest expense as a percentage of net interest income plus noninterest income on a tax equivalent basis) was 64.91 percent for the first nine months of 2011, compared to 68.26 percent for the same period of 2010.

On September 30, 2011, the nonperforming assets ratio (nonperforming assets as a percentage of total loans and net foreclosed real estate) was 3.90 percent, compared to 4.50 percent at December 31, 2010 and 3.32 percent at September 30, 2010. The high level of the ratio continues to reflect the prolonged weakness in economic and business conditions, a relatively high level of unemployment and erosion of real estate values. Net loan charge-offs for the current nine month period totaled $3,794,000, compared to $2,483,000 for the same period of 2010. The Corporation’s annualized net loan charge-offs ratio was 0.77 percent at September 30, 2011, compared to 0.51 percent at September 30, 2010. Information regarding nonperforming assets is provided in the Risk Management section of this report, including Table 9—Nonperforming Assets. Based on a comprehensive analysis of the loan portfolio, we believe that the level of the allowance for loan losses is adequate at September 30, 2011. An analysis of the allowance is provided in Table 10—Analysis of Allowance for Loan Losses.

Throughout the current period, Codorus Valley maintained a capital level well above minimum regulatory quantitative requirements. Currently, there are three federal regulatory definitions of capital that take the form of minimum ratios. As set forth in Note 9—Regulatory Matters, the Corporation and PeoplesBank were well capitalized on September 30, 2011.

A more detailed analysis of the factors and trends affecting corporate earnings follows.

INCOME STATEMENT ANALYSIS

Net interest income

Net interest income for the nine-month period ended September 30, 2011, was $24,507,000, an increase of $1,661,000 or 7 percent above the same period of 2010. The increase was primarily the result of an increase in the average volume of interest earning assets, a decrease in the average volume of long-term debt and a decrease in the average rate paid on deposits. Net interest income (tax equivalent basis) as a percentage of interest earning assets (i.e., net interest margin) was 3.74 percent for the first nine months of 2011 and 2010.

Interest earning assets averaged $916 million and yielded 5.11 percent (tax equivalent basis) for the first nine months of 2011, compared to $855 million and 5.28 percent, respectively, for the first nine months of 2010. The $61 million or 7 percent increase in average interest earning assets was due primarily to an increase in investment securities, followed by smaller increases in commercial and consumer loans. An increase in yield on floating rate commercial loans, which reflected the imposition of minimum (floor) interest rates, contributed to the increase in interest income.

Total interest bearing liabilities averaged $817 million at an average rate of 1.54 percent for the first nine months of 2011, compared to $770 million and 1.71 percent, respectively, for the same period of 2010. The $48 million or 6 percent increase in average interest bearing liabilities reflected growth in all deposit categories, which more than offset a decrease in long-term debt. Interest expense on deposits during the first nine months of 2011 was at the same level as 2010 as the favorable impact of low product rates and deposit mix largely offset the effect of the increase in average volume. Interest expense on long-term debt decreased significantly for the current nine-month period compared to 2010 due primarily to volume as maturing Federal Home Loan Bank loans, with relatively high interest rates, were selectively not refinanced.

Table 5-Average Balances and Interest Rates (tax equivalent basis)

	Nine months ended September 30,
	2011			2010
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Interest bearing deposits with banks	$22,549	$40	0.24%	$24,830	$46	0.25%
Federal funds sold	901	2	0.30	2,913	7	0.32
Investment securities:
Taxable	151,982	2,968	2.61	108,610	2,459	3.03
Tax-exempt	80,292	2,710	4.51	71,969	2,626	4.88
Total investment securities	232,274	5,678	3.27	180,579	5,085	3.76

Loans:
Taxable (1)	645,087	28,607	5.93	632,950	27,955	5.91
Tax-exempt	14,979	670	5.98	13,991	652	6.23
Total loans	660,066	29,277	5.93	646,941	28,607	5.91
Total earning assets	915,790	34,997	5.11	855,263	33,745	5.28
Other assets (2)	58,670			53,766
Total assets	$974,460			$909,029
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$299,289	$1,485	0.66%	$257,578	$1,523	0.79%
Savings	29,434	84	0.38	26,739	80	0.40
Time	429,738	6,922	2.15	408,717	6,892	2.25
Total interest bearing deposits	758,461	8,491	1.50	693,034	8,495	1.64
Short-term borrowings	11,069	82	0.99	8,752	65	0.99
Long-term debt and junior subordinated debt	47,694	828	2.32	67,846	1,287	2.54
Total interest bearing liabilities	817,224	9,401	1.54	769,632	9,847	1.71

Noninterest bearing deposits	70,235			59,056
Other liabilities	5,322			4,794
Shareholders’ equity	81,679			75,547

Total liabilities and shareholders’ equity	$974,460			$909,029
Net interest income		$25,596			$23,898
Net interest margin (3)			3.74%			3.74%

(1)	Average balance includes average nonperforming loans of $18,290,000 for 2011 and $18,645,000 for 2010. Interest includes net loan fees of $682,000 for 2011 and $765,000 for 2010.
(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.
(3)	Net interest income as a percentage of average earning assets.

Table 6-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Nine months ended September 30, 2011 vs. 2010
	Increase (decrease) due to change in
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$(4)	$(2)	$(6)
Federal funds sold	(5)	0	(5)
Investment securities:
Taxable	982	(473)	509
Tax-exempt	304	(220)	84
Loans:
Taxable	536	116	652
Tax-exempt	46	(28)	18
Total interest income	1,859	(607)	1,252
Interest Expense
Deposits:
Interest bearing demand	247	(285)	(38)
Savings	8	(4)	4
Time	354	(324)	30
Short-term borrowings	17	0	17
Long-term debt	(382)	(77)	(459)
Total interest expense	244	(690)	(446)
Net interest income	$1,615	$83	$1,698

Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for loan losses

For the nine-month period ended September 30, 2011; the provision for loan losses was $4,785,000, compared to $1,910,000 for the same period of 2010. The $2,875,000 or 151 percent increase in the current period provision reflected two unrelated partial loan charge-offs totaling $3,175,000 as reported on a Form 8-K filed October 3, 2011 and a Form 8-K/A filed on November 10, 2011. The provision for both periods remained elevated in comparison to the Corporation’s historic levels and was reflective of the risks and uncertainties associated with prolonged weakness in economic and business conditions, a relatively high level of unemployment and erosion of real estate values. These factors can adversely affect our borrowers’ ability to service their loans. Information about loan quality is provided in the Nonperforming Assets section of this report on page 46.

Noninterest income

The following table presents the components of total noninterest income for the first nine months of 2011, compared to the first nine months of 2010. After removing the impact of gains (losses) from the infrequent sale of investment securities, total noninterest income for the current nine-month period of 2011 decreased $139,000 or 3 percent below 2010. The decrease in core noninterest income was primarily the result of decreases in income from mutual fund, annuity and insurance sales and gains on the sale of loans, which is explained below.

Table 7 - Noninterest income

	Nine months ended September 30,		Change Increase (Decrease)
(dollars in thousands)	2011	2010	$	%

Trust and investment services fees	$1,124	$1,067	$57	5%
Income from mutual fund, annuity and insurance sales	891	1,091	(200)	(18)
Service charges on deposit accounts	1,934	1,843	91	5
Income from bank owned life insurance	489	480	9	2
Other income	453	433	20	5
Gain on sales of loans held for sale	422	538	(116)	(22)
Gain (loss) on sales of securities	(25)	108	(133)	(123)
Total noninterest income	$5,288	$5,560	$(272)	(5)%

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

Service charges on deposit accounts—The increase was due primarily to an increase in debit card revenue, which reflected an increase in the volume of transactions. Service charges on deposit accounts could decrease in the future as previously discussed in the most recent quarter-to-date section of this report.

Gains on sales of loans held for sale—The decrease in gains from the sale of mortgage loans was due primarily to decreases in pricing from secondary market sources and loan production. In spite of low market interest rates throughout 2011, mortgage loan activity has been adversely affected by a decrease in refinancing activity (market saturation), the inability of some borrowers to qualify for loans or sell their existing homes and the high level of unemployment.

Gain (loss) on sales of securities—The loss in the first nine months of 2011 reflected the sale of approximately $6 million (par value) of municipal securities that no longer met the Corporation’s criteria for investment. The 2010 period includes gains from the sale of U.S. agency mortgage-backed bonds, which supplemented earnings by taking advantage of low market interest rates.

Noninterest expense

The following table presents the components of total noninterest expense for the first nine months of 2011, compared to the first nine months of 2010. Total noninterest expense for 2011 was $20,287,000, an increase of $20,000 or less than one percent, compared to 2010 due primarily to increases in personnel and other operating expenses.

Table 8 - Noninterest expense

	Nine months ended September 30,		Change Increase (Decrease)
(dollars in thousands)	2011	2010	$	%

Personnel	$10,182	$9,812	$370	4%
Occupancy of premises, net	1,485	1,459	26	2
Furniture and equipment	1,305	1,264	41	3
Postage, stationery and supplies	397	389	8	2
Professional and legal	480	365	115	32
Marketing and advertising	661	529	132	25
FDIC insurance	785	955	(170)	(18)
Debit card processing	488	436	52	12
Charitable donations	272	399	(127)	(32)
Foreclosed real estate including (gains) losses on sales	1,305	1,749	(444)	(25)
Impaired loan carrying costs	521	782	(261)	(33)
Other	2,406	2,128	278	13
Total noninterest expense	$20,287	$20,267	$20	0%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The increase in personnel expense was attributable to an increase in the wage expense component, which reflected normal business growth and additions to staff associated with the new financial center located in Westminster, Maryland, which opened for business in September of this year. Staff additions associated with private banking and compliance also contributed to the increase in wage expense. September’s $252,000 adjustment to employee health care insurance accruals, described in the most recent quarter-to-date noninterest expense section of this report, resulted in self-funded health care program costs that were comparable to the prior year. Employees have customarily reimbursed the Corporation for approximately 30 percent of the cost of health insurance.

FDIC insurance—The decrease in FDIC insurance premiums was the result of a change by the FDIC in its assessment methodology. Effective April 1, 2011, the FDIC lowered assessment rates and applied them against average assets minus average tangible capital, instead of domestic deposits.

Charitable donations—The level of charitable donations is based, in part, upon whether or not PeoplesBank can obtain related state tax credits if available from nonprofit organizations. The decrease in charitable donations for the first nine months of 2011 resulted from the inability of nonprofits to obtain associated state tax credits as a result of curtailment by the state to help manage its budget deficit. PeoplesBank uses tax credits from donations to reduce its Pennsylvania Shares Tax expense, included below in other expenses.

Foreclosed real estate including (gains) losses on sales—Foreclosed real estate costs remained elevated for both periods due to the level of carrying costs and impairment losses from deterioration of property values associated with specific properties as well as the size of the portfolio, which was reflective of prolonged weakness in economic and business conditions and the erosion of real estate values. Typical carrying costs include insurance, maintenance and repairs, real estate taxes, appraisals and legal fees. Costs for the first nine months of 2011 included the recognition of loss provisions totaling $388,000 that pertained to three properties while the first nine months of 2010 included the recognition of a $722,000 loss provision for a specific property. The decrease in current period expense also reflected the recognition of $310,000 of rental income from a real estate project.

Impaired loan carrying costs— The prolonged weakness in economic and business conditions may cause fluctuations in impaired loan carrying costs. Factors such as the number and size of the loans in the impaired loan portfolio, financial capacity of the borrower or guarantor and the value and liquidity of underlying collateral, contribute to the variability of this expense from period to period. Carrying costs are the same as those described for foreclosed real estate.

Other—The increase in other expense, which is comprised of many underlying expenses, was primarily the result of a $138,000 increase in Pennsylvania Shares Tax expense. Shares Tax in 2010 was relatively low due to the recognition of a greater level of tax credits that originated from an increase of charitable donations. Also included in other expense for the current period was a $65,000 expense associated with a client’s property held in the Wealth Management Division of PeoplesBank.

Income taxes

The provision for income taxes for the first nine months of 2011 was $679,000, compared to $1,113,000 for the same period in 2010. The decrease in income taxes was due to a decrease in income before income taxes. For both periods, the Corporation’s statutory federal income tax rate was 34 percent. The Corporation’s effective income tax rate was approximately 14 percent for the first nine months of 2011, compared to approximately 18 percent for the first nine months of 2010. The effective tax rate differs from the statutory tax rate due to the impact of low-income housing credits and tax-exempt income, including income from bank owned life insurance.

BALANCE SHEET REVIEW

Securities available-for-sale

At September 30, 2011, the fair value of securities available-for-sale totaled $229 million, compared to $223 million at December 31, 2010. Available funds were invested in fixed income securities to provide a return that exceeded the historically low yield on overnight investments.

Loans

On September 30, 2011, total loans, net of deferred fees, totaled $686 million, which was $45 million or 7 percent higher than year-end 2010 level. Most of the increase was due to a $39 million or 8 percent increase in commercial related loans followed by a $6 million or 5 percent increase in consumer related loans. Loan growth remains constrained as a result of prolonged weak economic conditions and the erosion of real estate values. The composition of the Corporation’s loan portfolio at September 30, 2011, compared to December 31, 2010, is provided in Note 5—Loans.

Deposits

On September 30, 2011, deposits totaled $858 million, which was $52 million or 6 percent higher than the year-end 2010 level. The increase in total deposits occurred primarily within the demand, savings and money market categories while total time deposits decreased slightly. Deposit growth reflected our competitive rates and our clients’ apparent preference for the liquidity and safety of FDIC insured deposit products during this period of capital market volatility. The Corporation does not rely on brokered deposits to fund its operation. The composition of the Corporation’s deposit portfolio at September 30, 2011, is provided in Note 7—Deposits.

Long-term debt

On September 30, 2011, long-term debt totaled $37 million, which was $15 million or 29 percent below the year-end 2010 level. The decrease reflected Federal Home Loan Bank of Pittsburgh advances that matured and were selectively not refinanced. A listing of outstanding long-term debt obligations is provided in Note 8—Long-term Debt.

Shareholders’ equity and capital adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Total shareholders’ equity was approximately $91.2 million on September 30, 2011, an increase of approximately $15 million or 19 percent, compared to the level at December 31, 2010. The increase was caused primarily by the net capital addition of approximately $8 million from the issuance of preferred stock to the US Treasury (Treasury) under its Small Business Lending Fund Program (SBLF Program) as described below. Increases in retained earnings from profitable operations and in accumulated other comprehensive income from unrealized gains, net of federal income tax, on securities available-for-sale also contributed to the increase in shareholders’ equity.

Preferred stock issued to the US Treasury under its Small Business Lending Fund Program

On August 18, 2011, as part of the Treasury’s SBLF Program, the Corporation entered into a Securities Purchase Agreement with the Treasury whereby the Corporation sold to the Treasury, for an aggregate purchase price of $25 million, 25,000 shares of non-cumulative, perpetual preferred stock, Series B, $1,000 liquidation value, $2.50 par value. The preferred stock is non-voting, except in limited circumstances. The stock was issued pursuant to the SBLF program, a $30 billion fund established under the Small Business Lending Jobs Act of 2010 that was created to encourage lending to small businesses by providing capital to qualified community banks with assets of less that $10 billion. The SBLF preferred stock qualifies as Tier 1 regulatory capital and will pay non-cumulative dividends quarterly on each January 1, April 1, July 1 and October 1, beginning October 3, 2011. The dividend rate is initially set at 5 percent, but can vary on a quarterly basis for a period of time to reflect the amount of change in qualified small business lending compared to a baseline amount. Information about SBLF program dividends and restrictions is provided in Note 10—Shareholders’ Equity of this report and in Form 8-K filed on August 24, 2011. The SBLF program provides an attractive opportunity to the Corporation to obtain Tier 1 capital, lower the preferred stock dividend rate and to remove restrictions associated with the Treasury’s Capital Purchase Program/TARP (CPP).

Proceeds from the SBLF program were used in part to redeem $16.5 million of outstanding Series A preferred stock issued in a prior period to the Treasury under CPP and to repurchase a related CPP common stock warrant as described below. The approximately $8 million of Tier 1 capital remaining from the SBLF transaction will be used primarily to support increased lending within the Corporation’s service area.

Preferred stock and common stock warrant issued to the US Treasury under its Capital Purchase Program

On August 18, 2011, the Corporation entered into a repurchase letter agreement with the Treasury providing for the redemption of outstanding Series A CPP preferred stock. Pursuant to the SBLF Purchase Agreement, approximately $16,507,000 of the proceeds of the sale of the SBLF Preferred Stock was used to redeem the 16,500 shares of the Series A CPP preferred stock plus accrued and unpaid dividends. Upon redemption, the remaining $379,000 preferred stock discount was recorded as a reduction to third quarter net income available to common shareholders. As a result of the redemption, the Corporation is no longer subject to the restrictions imposed by the CPP.

On September 28, 2011, the Corporation repurchased the outstanding CPP common stock warrant for $526,604 from the Treasury which was recorded as a reduction to additional paid-in-capital.

Information about the Series A CPP preferred stock and common stock warrant is disclosed in Note 11—Shareholders’ Equity in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

Common stock dividends

The Corporation typically pays cash dividends on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other factors. On October 11, 2011, the Board of Directors declared a quarterly cash dividend of $0.09 per common share payable on November 8, 2011, to shareholders of record October 25, 2011. This dividend follows $0.09 per share dividends paid in August and May and an $0.08 per share dividend paid in February. Including the dividend that was just declared, cash dividends for 2011 will total $0.35 per share, representing an increase of $0.10 per share or 40 percent above 2010.

Minimum regulatory capital ratios

Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 9—Regulatory Matters, to the financial statements. We believe that Codorus Valley and PeoplesBank were well capitalized on September 30, 2011, based on regulatory capital guidelines.

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

Nonperforming assets

The following table presents asset categories posing the greatest risk of loss and related ratios. We generally place a loan on nonaccrual status and cease accruing interest income, i.e., recognize interest income on a cash basis as long as the loan is sufficiently collateralized, when loan payment performance is unsatisfactory and the loan is past due 90 days or more. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank. The final category, troubled debt restructurings, pertains to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring may involve a reduction of the debt, accrued interest or interest rate, or extension of the maturity date at an interest rate lower than the current market rate for new debt with similar risk. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. The paragraphs below explain significant changes in the aforementioned categories for September 30, 2011, compared to December 31, 2010.

Nonperforming assets are reviewed by management on a monthly basis. We generally rely on appraisals performed by independent licensed appraisers to determine the value of collateral for impaired collateral-dependent loans. Generally, an appraisal is performed when: an account reaches 60 days past due, unless a certified appraisal was completed within the past six months; market values have changed significantly; the condition of the property has changed significantly; or the existing appraisal is outdated. In instances where the value of the collateral is less than the net carrying amount of the loan, a specific loss allowance is established for the difference by recording a loss provision to the income statement. When it is probable that some portion or all of the loan balance will not be collected, that amount is charged off as loss against the allowance. A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all of the principal and interest amounts contractually due are current for at least six consecutive payments and future payments are reasonably assured.

Table 9-Nonperforming Assets

(dollars in thousands)	September 30, 2011	December 31, 2010

Nonaccrual loans	$5,809	$14,844
Nonaccrual loans, troubled debt restructurings	5,805	3,680
Accruing loans 90 days or more past due	0	197
Total nonperforming loans	11,614	18,721
Foreclosed real estate, net of allowance	15,739	10,572
Total nonperforming assets	$27,353	$29,293
Accruing troubled debt restructurings	$3,124	$0

Total period-end loans, net of deferred fees	$685,785	$640,849
Allowance for loan losses (ALL)	$8,617	$7,626
ALL as a % of total period-end loans	1.26%	1.19%
Annualized net charge-offs as a % of average total loans	0.77%	0.39%
ALL as a % of nonperforming loans	74.19%	40.74%
Nonperforming loans as a % of total period-end loans	1.69%	2.92%
Nonperforming assets as a % of total period-end loans and net foreclosed real estate	3.90%	4.50%
Nonperforming assets as a % of total period-end assets	2.70%	3.06%
Nonperforming assets as a % of total period-end shareholders’ equity	30.00%	38.27%

The level of nonperforming assets was relatively high in comparison to the Corporation’s historic levels for both periods primarily as a result of prolonged weakened economic conditions and the corresponding effects it has had on our commercial borrowers.

Nonaccrual loans

On September 30, 2011, the nonaccrual loan portfolio balance totaled $11,614,000 and was comprised primarily of collateralized commercial loans. Comparatively, nonaccrual loans totaled $18,524,000 at year-end 2010. The decrease in nonaccrual loans reflected the reclassification of a $4,266,000 loan to performing status (disclosed in a Form 8-K previously filed on October 3, 2011), reclassification to the foreclosed real estate portfolio, loan charge-offs and payments by borrowers, which more than offset nonaccrual loan additions, principally loan numbers 3 and 4, described below. On September 30, 2011, the nonaccrual loan portfolio was comprised of twenty unrelated loan relationships with outstanding principal balances ranging in size from $14,000 to $3,632,000. Four unrelated commercial relationships, which represent 80 percent of the total nonaccrual loan portfolio balance, are described below.

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

Loan no. 1— The outstanding principal balance of the loan relationship is $3,632,000. This account is collateralized by three acres of improved real estate located in a major commercial district, a small parcel of improved real estate and the assignment of a personal loan from a third-party whose payments are current. Based on recent appraisals of the real estate, we believe that the loan is adequately collateralized. The borrower is presently operating under a troubled debt restructuring and payments are current under that arrangement.

Loan no. 2— PeoplesBank owns a 62.5 percent participation interest in this loan relationship. The carrying value of the Bank’s principal at September 30, 2011, was $2,567,000, which reflected two partial charge-offs in September 2011 totaling $2,275,000 due to deterioration in value as reported on Form 8-K filed on October 3, 2011 ($1,075,000 charge-off), and on Form 8-K/A filed on November 10, 2011 ($1,200,000 charge-off). The latter charge-off reflected the results of a public auction held November 3, 2011 of the real estate collateral supporting the loan. The collateral supporting this out of market loan is a 55 acre parcel of improved real estate, which has been subdivided and zoned commercial use. The Bank has additional collateral that can be liquidated to maximize recovery.

Loan no. 3—The outstanding principal balance of the loan relationship is $2,151,000, which is collateralized by real estate comprised of commercial rental properties. Based on a recent appraisal of the primary real estate collateralizing the relationship, we believe that the loans are adequately collateralized. The borrower is presently operating under a troubled debt restructuring.

Loan no. 4—The carrying value of the Bank’s principal at September 30, 2011, was $887,000, which reflected a $900,000 write-down in September due to deterioration in value as reported on SEC Form 8-K filed on October 3, 2011. A recent auction sale of equipment, which partially collateralized the loan, generated approximately $84,000, after expenses. Proceeds from the sale will be applied against the loan’s carrying value in the fourth quarter. The remaining collateral, in the form of real estate, which the Corporation acquired on October 6, 2011, will be reclassified to foreclosed real estate and listed for sale. A recent independent appraisal of the real estate suggests its value is adequate to recover the remaining carrying value.

Foreclosed real estate

On September 30, 2011, foreclosed real estate, net of allowance, totaled $15,739,000, compared to $10,572,000 at December 31, 2010. The increase was due primarily to the significant capital improvements made to property no. 1, identified below, and the addition of property no. 4, identified below, which was reclassified from the nonaccrual loans category. On September 30, 2011, the portfolio was comprised of seven unrelated accounts ranging in size from $193,000 to $8,025,000, which we are actively attempting to liquidate. If a valuation allowance for probable loss was established for a particular property it is so noted in the property description below. Further valuation allowances may be required on any foreclosed property as additional information becomes available or conditions change. Foreclosed real estate is included in the other assets category on the Corporation’s balance sheet. Five unrelated foreclosed real estate properties, which represent 96 percent of the total foreclosed real estate portfolio balance, are described below.

Property no. 1—The carrying amount of this office building property is $8,025,000, which is net of a $193,000 allowance for probable loss based on an independent appraisal less estimated selling costs. Shell and tenant capital improvements costing approximately $4,243,000 have been incurred since the beginning of the year. Tenant improvements, up to an agreed upon allowance, are reimbursable by the tenant as additional rent over the term of the lease. Capital improvements were largely completed by June 30, 2011. Additionally, pre-leasing expenses (net) totaling approximately $1,061,000 were also incurred since the beginning of the year for project management, repairs, legal, architectural, insurance and real estate taxes. A reputable tenant has signed a lease agreement to lease the majority of the building, and the recognition of rental income began in August 2011. The property is listed for sale. The value of the property is largely dependent upon the leasing assumptions, which are subject to adjustment.

Property no. 2— The carrying amount of this property is $2,423,000, which is net of a $292,000 allowance for probable loss based on an independent appraisal less estimated selling costs. This account is collateralized by 137 approved residential building lots. Of this total, 28 lots are improved and under contract with a local builder to takedown by June 30, 2012.

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

Property no. 5— PeoplesBank has a 64 percent interest in 42 improved lots within a 20.6 acre established residential subdivision, which represents the original collateral. The carrying value of PeoplesBank’s interest at September 30, 2011, was $1,035,000, which is net of a $100,000 allowance for probable loss. During June 2010, a purchase agreement was executed which permitted the buyer to develop and sell the lots over a two-year period. Since inception through October 2011, twelve lots have been sold.

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

The allowance for loan losses consists primarily of three components: specific allowances for individually impaired commercial loans; allowances calculated for pools of loans and an unallocated component; which reflects the margin of imprecision inherent in the assumptions that underlie the evaluation of the adequacy of the allowance. The Corporation uses an internal risk rating system to evaluate individual loans. Loans are segmented into industry groups or pools with similar characteristics, and an allowance for loan losses is allocated to each segment based on quantitative factors such as recent loss history (two-year rolling average of net charge-offs) and qualitative factors, such as the results of internal and external credit reviews, changes in the size and composition of the loan portfolio, adequacy of collateral, general economic conditions and the local business outlook. Determining the level of the allowance for probable loan losses at any given period is difficult, particularly during deteriorating or uncertain economic periods. We must make estimates using assumptions and information which are often subjective and fluid. There is also the potential for adjustment to the allowance as a result of regulatory examinations.

The following table presents an analysis of the activity in the allowance for loan losses for the nine months ended September 30, 2011 and 2010. The allowance was $8,617,000 or 1.26 percent of total loans on September 30, 2011, compared to $6,602,000 or 1.03 percent, on September 30, 2010. During the most recent nine-month period, net charge-offs totaled $3,794,000, compared to $2,483,000 for the first nine months of 2010. The annualized net charge-off ratio was 0.77 percent for the current period compared to 0.51 percent one year ago. The provision for both periods remained elevated in comparison to the Corporation’s historic levels and was reflective of the risks and uncertainties associated with prolonged weakness in economic and business conditions, a relatively high level of unemployment and erosion of real estate values. These factors can adversely affect our borrowers’ ability to service their loans. Based on a comprehensive analysis of the loan portfolio, we believe that the allowance for loan losses is adequate at September 30, 2011.

Table 10 -Analysis of Allowance for Loan Losses

(dollars in thousands)	2011	2010
Balance-January 1,	$7,626	$7,175
Provision charged to operating expense	4,785	1,910
Loans charged off:
Commercial, industrial and agricultural	3,393	1,484
Real estate - construction and land development	0	789
Real estate - residential and home equity	285	61
Consumer	176	246
Total loans charged off	3,854	2,580
Recoveries:
Commercial, industrial and agricultural	5	23
Real estate - residential and home equity	8	0
Consumer	47	74
Total recoveries	60	97
Net charge-offs	3,794	2,483
Balance-September 30,	$8,617	$6,602

Ratios:
Allowance for loan losses as a % of total period-end loans	1.26%	1.03%
Annualized net charge-offs as a % of average total loans	0.77%	0.51%
Allowance for loan losses as a % of nonperforming loans	74.19%	53.14%

Liquidity risk management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan customers, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, it provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are scheduled investment security maturities and cash inflows, funds received from customer loan payments, and asset sales. The primary sources of liability liquidity are deposit growth, short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At September 30, 2011, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $86 million and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $113 million. The Corporation’s loan-to-deposit ratio, which is used as a broad measure of liquidity, was approximately 80 percent at September 30, 2011, compared to 79 percent at December 31, 2010.

Off-balance sheet arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on September 30, 2011, totaled $172 million and consisted of $141 million in unfunded commitments under existing loan facilities, $19 million to grant new loans and $12 million in letters of credit. Normally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, the Corporation’s disclosure controls and procedures are effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints, that the benefits of controls must be considered relative to their costs, and inherent limitations that may not prevent fraud, particularly by collusion of two or more people or by management override of a control.

There has been no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2011, that has materially affected or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

3.4

Certificate of Designation of Senior Non-Cumulative Perpetual Preferred Stock, Series B (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 24, 2011)

4

Rights Agreement dated as of November 4, 2005 (Incorporated by reference to Exhibit 4 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with Commission on November 15, 2010), as amended January 9, 2009 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with the Commission on November 15, 2010), as further amended August 18, 2011 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 24, 2011)

4.1

Securities Purchase Agreement dated as of January 9, 2009, between the Registrant and the United States Department of Treasury (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2009)

4.2

Warrant, dated January 9, 2009, to purchase shares of Common Stock of the Registrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2009)

4.3

Small Business Lending Fund- Securities Purchase Agreement, dated August 18, 2011, between Codorus Valley Bancorp, Inc and the Secretary of the Treasury, with respect to the issuance and sale of the SBLF Preferred Stock (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 24, 2011)

4.4

Repurchase Agreement, dated August 18, 2011, between Codorus Valley Bancorp, Inc and the United States Department of the Treasury, with respect to the repurchase and redemption of the CPP Preferred Stock (Incorporated by reference to Exhibit 10. 2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 24, 2011)

4.5	Warrant Letter Agreement, Dated September 28, 2011 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 29, 2011)

10.1	Amendment to Employment Agreement with Larry J. Miller (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 11, 2011)

10.2	Amendment to Employment Agreement with Harry R. Swift (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 11, 2011)

10.3

Amended and Restated Declaration of Trust of CVB Statutory Trust No. 2, dated as of June 28, 2006, among Codorus Valley Bancorp, Inc., as sponsor, the Delaware and institutional trustee named therein, and the administrators named therein – filed herein.

10.4	Indenture, dated as of June 28, 2006, between Codorus Valley Bancorp, Inc., as issuer, and the trustee named therein, relating to the Junior Subordinated Debt Securities due 2036 – filed herein.

10.5	Guarantee Agreement, dated as of June 28, 2006, between Codorus Valley Bancorp, Inc. and guarantee trustee named therein – filed herein.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Codorus Valley Bancorp, Inc.
(Registrant)

November 14, 2011	/s/ Larry J. Miller
Date	Larry J. Miller
President & CEO
(Principal Executive Officer)

November 14, 2011	/s/ Jann A. Weaver
Date	Jann A. Weaver
Treasurer & Assistant Secretary
(Principal Financial and Accounting Officer)