Form 10-K
period 2011-12-31
CODORUS VALLEY BANCORP INC
filed 2012-03-28
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
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
Yes ☒ No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
☐ Yes ☒ No

The aggregate market value of Codorus Valley Bancorp, Inc.’s voting stock held by non-affiliates was approximately $40,121,919 as of June 30, 2011.

As of March 8, 2012, Codorus Valley Bancorp, Inc. had 4,209,220 shares of common stock outstanding, par value $2.50 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2012.

Codorus Valley Bancorp, Inc.
Form 10-K Index

PART I

Item 1: Business

Codorus Valley Bancorp, Inc. (Codorus Valley or the Corporation) is a Pennsylvania business corporation, incorporated on October 7, 1986. On March 2, 1987, Codorus Valley became a bank holding company under the Bank Holding Company Act of 1956. PeoplesBank, A Codorus Valley Company (PeoplesBank) is its wholly owned bank subsidiary. SYC Realty Co., Inc. is its wholly owned nonbank subsidiary. Codorus Valley’s business consists primarily of managing PeoplesBank, and its principal source of income is dividends received from PeoplesBank. On December 31, 2011, Codorus Valley had total consolidated assets of $1.01 billion, total deposits and other liabilities of $919 million, and total shareholders’ equity of $93 million.

Bank subsidiary

PeoplesBank, organized in 1934, is a Pennsylvania chartered bank that offers a full range of business and consumer banking services through eighteen financial centers located throughout York County, Pennsylvania and in Hunt Valley, Bel Air and Westminster, Maryland. It also offers investment, insurance, trust and real estate settlement services. The Federal Deposit Insurance Corporation insures the deposits of PeoplesBank to the maximum extent provided by law. On December 31, 2011, PeoplesBank had total gross loans of $695 million (excluding loans held for sale) and total deposits of $855 million. PeoplesBank’s market share of deposits for York County, PA was approximately 13 percent as of June 30, 2011 (the latest available date), making it the second largest depository institution in the County.

PeoplesBank is not dependent on deposits of, or exposed to a loan concentration to, a single customer, or a small group of customers. Therefore, the loss of a single customer, or a small customer group, would not have a material adverse effect on the financial condition of PeoplesBank. At year-end 2011, the largest indebtedness of a single PeoplesBank customer was $9,872,000, or 1.4 percent of the total loan portfolio, which was within PeoplesBank’s regulatory lending limit.

Most of the Corporation’s business is with customers in York County, Pennsylvania and northern Maryland. Although this limited market area may pose a concentration risk geographically, we believe that the diverse local economy and our detailed knowledge of the customer base lessens this risk. At year-end 2011 and 2010, the Corporation had two industry concentrations that exceeded 10 percent of the total loan portfolio: builder and developer were 14.9 percent of the portfolio at December 31, 2011 and 2010, respectively; and commercial real estate investor was 17.0 and 14.9 percent of the portfolio, respectively. Loans to borrowers within these industries are usually collateralized by real estate.

Nonbank subsidiaries of PeoplesBank

Codorus Valley Financial Advisors, Inc. is a wholly owned subsidiary of PeoplesBank that sells non-deposit investment products. This subsidiary began operations in January 2000 and, prior to a name change in December 2005, operated under the name SYC Insurance Services, Inc. SYC Settlement Services, Inc. is a wholly owned subsidiary of PeoplesBank that has provided real estate settlement services since January 1999. Periodically, PeoplesBank creates nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending liquidation. On December 31, 2011, two of these subsidiaries were active. The operations of nonbank subsidiaries are consolidated for financial reporting purposes.

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

Employees

At year-end 2011, PeoplesBank employed 192 full-time employees and 37 part-time employees, which equated to 203 full-time equivalent employees. Employees are not covered by a collective bargaining agreement, and PeoplesBank considers its relations with employees to be satisfactory.

Segment reporting

Management has determined that it operates in only one segment, community banking. The Corporation’s non-banking activities are insignificant to the consolidated financial statements.

Competition

The banking industry in PeoplesBank’s service area, principally York County, Pennsylvania, and northern Maryland, specifically, Baltimore, Harford and Carroll counties, is extremely competitive. PeoplesBank competes through service and price and by leveraging its hometown image. It competes with commercial banks and other financial service providers, such as thrifts, credit unions, consumer finance companies, investment firms and mortgage companies. Some financial service providers operating in PeoplesBank’s service area operate on a national and regional scale and possess resources that are greater than PeoplesBank’s.

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

U.S. Department of the Treasury

The U.S. Department of the Treasury (Treasury) has a capital investment in the Corporation pursuant to the Corporation’s participation in the Treasury’s Small Business Lending Funding Program (SBLF Program). In August 2011, the Corporation sold to the Treasury, for an aggregate purchase price of $25 million, 25,000 shares of non-cumulative, perpetual preferred stock, Series B, $1,000 liquidation value, $2.50 par value. Proceeds from the SBLF Program were used in part to redeem $16.5 million of outstanding Series A preferred stock previously issued to the Treasury under its Capital Purchase Program (CPP) and to repurchase a related CPP common stock warrant. These transactions were previously disclosed in filings with the SEC and are also summarized under the Shareholders’ Equity and Capital Adequacy section of this report. The terms of the SBLF Preferred Stock Agreement impose limits on the ability of the Corporation to pay dividends and repurchase shares of common stock, as disclosed within Note 10–Shareholders’ Equity in the notes to the consolidated financial statements.

Pennsylvania Department of Banking

The operations of PeoplesBank are subject to state statutes applicable to banks chartered under the banking laws of the Commonwealth of Pennsylvania. Pennsylvania business and banking laws restrict dividend payments if such payment would render the Corporation insolvent or result in negative net worth, and the Corporation and PeoplesBank are subject to regulatory capital requirements. More information about dividend restrictions and capital requirements can be found in Note 9–Regulatory Matters in the notes to the consolidated financial statements.

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

Federal Deposit Insurance Corporation (FDIC)

The FDIC is the primary federal regulator of PeoplesBank. It regularly examines banks in such areas as capital, asset quality, management, earnings, liquidity and sensitivity to market risk and other aspects of operations and requires that PeoplesBank furnish annual and quarterly reports. Examinations by the FDIC are designed for the protection of PeoplesBank’s depositors rather than Codorus Valley’s shareholders. The FDIC provides deposit insurance to banks, which covers all deposit accounts. The standard maximum insurance amount is $250,000 per depositor. Effective December 31, 2010, through December 31, 2012, unlimited insurance coverage is provided by the FDIC for noninterest bearing transaction accounts and interest on lawyers trust accounts (IOLTAs).

PeoplesBank pays deposit insurance premiums to the FDIC based on a risk-based assessment formula established by the FDIC for Deposit Insurance Fund (DIF) member institutions. Institutions are classified into one of four risk categories and pay premiums according to perceived risk to the FDIC’s DIF. PeoplesBank has consistently been a risk category I institution, the least risky category. Institutions in risk categories II, III and IV are assessed premiums at progressively higher rates. Effective June 30, 2009, the FDIC imposed a special assessment on all member banks based on 5 basis points of total assets less Tier 1 capital as a temporary funding tactic to help the FDIC replenish its DIF. The special assessment for PeoplesBank totaled $382,000 for the year 2009.

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

In February 2011, the FDIC announced its final rule pertaining to, among other things, changes in the computation of risk-based insurance premiums as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rule, which took effect April 1, 2011, changed the assessment base from domestic deposits to average assets minus average tangible equity, i.e., Tier 1 capital, and lowered assessment rates. For insured member institutions below $10 billion in total assets, the four risk categories framework mentioned earlier continues to apply. For the least risky category I institutions, such as PeoplesBank, the assessment rate range of 7 to 24 basis points on domestic deposits decreased to 2.5 to 9 basis points on total average assets minus average tangible equity. The final rule eliminated risk categories for large institutions with total assets of $10 billion or more. Instead, their assessment rates are now calculated using a scorecard that combines regulatory ratings and certain forward financial measures to assess the risk a large institution poses to the DIF. Generally, the change in the assessment methodology by the FDIC lowered deposit insurance premiums for community banks like PeoplesBank.

Requirements of federal agencies that affect the Corporation and PeoplesBank

Small Business Jobs and Credit Act of 2010 In September 2010, President Obama signed into law the Small Business Jobs and Credit Act of 2010, which created the Small Business Lending Fund (SBLF). Under the SBLF the U.S. Treasury (Treasury) was authorized to make a capital investment of up to $30 billion by purchasing securities in participating community banks, principally in the form of senior preferred stock, that agree to use the funds to increase small-business lending. The SBLF limits the investment by the Treasury to 5 percent of risk-weighted assets for participating banks with total assets of $1 billion or less, and to 3 percent of risk-weighted assets for participating banks with more than $1 billion but less than $10 billion of total assets. Although the dividend rate is initially set at 5 percent, the participating community bank could decrease the dividend rate to as low as 1 percent by increasing its qualifying small business lending portfolio balance by at least 10 percent above a baseline portfolio balance. However, four and a half years after issuance, the dividend rate on SBLF securities will increase to nine percent regardless of the level of small business lending. The SBLF provides community banks with a relatively inexpensive form of Tier 1 capital and also provides an attractive option for community banks to refinance preferred stock issued to the Treasury pursuant to its Capital Purchase Program. Accordingly, the Corporation participated in the SBLF program during the year 2011 as discussed within the Shareholders’ Equity and Capital Adequacy section of this report.

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

Emergency Economic Stabilization Act of 2008 (EESA) In October of 2008, the EESA, also known as the Troubled Asset Relief Act (TARP), was enacted. Under TARP, the U.S. Department of the Treasury initiated a Capital Purchase Program (CPP), which allowed qualified financial institutions to issue preferred stock to the Treasury, subject to certain limitations and terms. The EESA was developed to attract broad participation by strong financial institutions to stabilize the financial system and increase lending to benefit the national economy and U.S. citizens. As previously reported, in January 2009, the Corporation sold 16,500 shares of nonvoting Series A perpetual preferred stock and a common stock warrant to the Treasury and received $16.5 million in capital funds. Also as previously reported in August 2011 the Corporation redeemed all outstanding shares of Series A CPP preferred stock, and in September 2011 it repurchased the outstanding CPP common stock warrant. More information about this capital transaction is provided within the Shareholders’ Equity and Capital Adequacy section of this report.

Sarbanes-Oxley Act of 2002 The Sarbanes-Oxley Act (SOA) was signed into law in July 2002 and applies to all companies, both U.S. and non-U.S, that file periodic reports under the Securities Exchange Act of 1934. The stated goals of the SOA were to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SEC is responsible for establishing rules to implement various provisions of the SOA. The SOA includes specific disclosure requirements and corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC. The SOA represents significant regulation of the accounting profession and corporate governance practices, such as the relationship between a board of directors and management and between a board of directors and its committees.

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

Other information

This Annual Report on Form 10-K is filed with the Securities and Exchange Commission (SEC). Copies of this document, the Quarterly Report on Form 10-Q, Current Reports on Form 8-K, amendments to those reports and other SEC filings by Codorus Valley Bancorp, Inc. may be obtained electronically at PeoplesBank’s website at www.peoplesbanknet.com (select About Us, then select Investor Relations, then select SEC filings, then select Documents), or the SEC’s website at www.sec.gov/edgarhp.htm. Copies can also be obtained without charge by writing to: Treasurer, Codorus Valley Bancorp, Inc., P.O. Box 2887, York, PA 17405-2887.

Item 1A: Risk factors

Not applicable to smaller reporting companies.

Item 1B: Unresolved staff comments

Not applicable.

Item 2: Properties

Codorus Valley Bancorp, Inc. owns the Codorus Valley Corporate Center (Corporate Center), subject to a $1.3 million lien held by its wholly owned subsidiary, PeoplesBank. The Corporate Center is located at 105 Leader Heights Road, York Township, York, PA. This facility serves as the corporate headquarters and is approximately 40,000 square feet, a portion of which is leased to third-parties. The Corporate Center is adjacent to PeoplesBank’s Data Operations Center and the Leader Heights banking office.

PeoplesBank operates 18 branch banking offices. Of this total, 6 are owned by PeoplesBank without liens and located in York County, PA, and 12 are leased by PeoplesBank and are located in York County, PA, and in Baltimore, Carroll and Harford Counties in Maryland.

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

Item 4: Mine safety disclosures

Not applicable.

PART II

Item 5: Market for registrant’s common equity, related shareholder matters and issuer purchases of equity securities

Market information

The common shares of Codorus Valley Bancorp, Inc. are traded on the NASDAQ Global Market under the symbol CVLY. Codorus Valley had approximately 1,995 holders of record as of March 8, 2012. The closing price per share of Codorus Valley’s common stock on March 8, 2012, was $10.85. The following table sets forth high and low sales prices and dividends paid per common share for Codorus Valley as reported by NASDAQ during the periods indicated.

	2011			2010
Quarter	High	Low	Dividends per share	High	Low	Dividends per share
First	$11.23	$9.30	$0.08	$7.40	$5.00	$0.03
Second	11.25	10.02	0.09	9.15	6.70	0.06
Third	11.00	8.75	0.09	8.51	7.05	0.08
Fourth	9.75	8.23	0.09	9.50	8.03	0.08

Dividend policy

Codorus Valley has a long history of paying quarterly cash dividends on its common stock. Codorus Valley presently expects to pay future cash dividends; however, the payment of such dividends will depend primarily upon the earnings of its subsidiary, PeoplesBank. Management anticipates that substantially all of the funds available for the payment of cash dividends by Codorus Valley will be derived from dividends paid to it by PeoplesBank. The payment of cash dividends is also subject to restrictions on dividends and capital requirements as reported in Note 9-Regulatory Matters in the notes to the consolidated financial statements.

The Corporation’s participation in the U.S. Department of the Treasury’s Small Business Lending Fund Program, previously disclosed in filings with the SEC and also summarized under the Shareholders’ Equity and Capital Adequacy section of this report, requires the payment of non-cumulative dividends quarterly on each January 1, April 1, July 1 and October 1 on the $25 million of Series B preferred stock issued to the Treasury on August 18, 2011, under its SBLF Program. The dividend rate can fluctuate on a quarterly basis for the first 10 quarters during which the SBLF preferred stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement under which the SBLF preferred stock was purchased by the Treasury) by the Bank. Based upon the increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period was set at 5 percent. For the second through ninth calendar quarters, the dividend rate may be adjusted between one percent and five percent per annum to reflect the amount of change in the Bank’s level of QSBL. If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level is less than 10 percent, then the dividend rate payable on the SBLF Preferred Stock would increase. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent and seven percent based upon the increase in QSBL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to 9 percent (including a quarterly lending incentive fee of 0.5 percent). The terms of the SBLF Preferred Stock Agreement impose limits on the ability of the Corporation to pay dividends and repurchase shares of common stock, as discussed in Note 10-Shareholders’ Equity in the notes to the consolidated financial statements.

Prior to August 18, 2011, the Corporation paid quarterly cash dividends of 5 percent per annum on $16.5 million of Series A preferred stock that it sold to the Treasury on January 9, 2009, under Treasury’s Capital Purchase Program. The Series A preferred stock was subsequently redeemed on August 18, 2011 to coincide with the issuance of Series B preferred stock under the SBLF Program, as required by the Treasury.

Securities authorized for issuance under equity compensation plans

The following table provides information about options outstanding and securities available for future issuance under the Corporation’s 1998 Independent Directors Stock Option Plan, 2000 Stock Incentive Plan, 2001 Employee Stock Bonus Plan, 2007 Long Term Incentive Plan and 2007 Employee Stock Purchase Plan.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	247,110	$10.49	129,190	(1)
Equity compensation plans not approved by security holders	0	0	14,292	(2)
Total	247,110	$10.49	143,482

(1)	Includes 127,195 shares available for issuance under the 2007 Employee Stock Purchase Plan.
(2)	Shares available for issuance under the 2001 Employee Stock Bonus Plan that provides for shares of common stock to employees as performance-based compensation.

Purchases of equity securities by the issuer and affiliated purchasers

For the years ended December 31, 2011 and 2010, the Corporation did not acquire any of its common stock under the current repurchase program.

Item 6: Selected financial data

Codorus Valley Bancorp, Inc.

	2011	2010	2009	2008	2007
Summary of operations (in thousands)
Interest income	$45,411	$44,027	$40,310	$36,732	$39,169
Interest expense	12,359	13,154	16,358	15,809	18,489
Net interest income	33,052	30,873	23,952	20,923	20,680
Provision for (recovery of) loan losses	4,935	2,990	3,715	1,870	(554)
Noninterest income	7,358	7,574	7,497	6,665	5,688
Noninterest expense	27,079	28,116	24,491	20,044	18,368
Income before income taxes	8,396	7,341	3,243	5,674	8,554
Provision (benefit) for income taxes	1,617	1,133	(191)	1,209	2,180
Net income	6,779	6,208	3,434	4,465	6,374
Preferred stock dividends and discount accretion	1,460	980	957	0	0
Net income available to common shareholders	$5,319	$5,228	$2,477	$4,465	$6,374

Per common share
(adjusted for stock dividends)
Net income, basic	$1.28	$1.28	$0.61	$1.13	$1.64
Net income, diluted	$1.27	$1.28	$0.61	$1.12	$1.61
Cash dividends paid	$0.35	$0.25	$0.26	$0.51	$0.56
Stock dividends distributed	—	—	—	5%	5%
Book value	$16.24	$14.51	$13.60	$12.99	$12.33
Tangible book value	$16.19	$14.44	$13.52	$12.90	$12.23
Cash dividend payout ratio	27.3%	19.6%	42.3%	45.1%	33.8%
Weighted average shares outstanding	4,158,550	4,093,192	4,042,910	3,965,996	3,881,501
Weighted average diluted shares outstanding	4,185,008	4,099,475	4,042,910	3,990,956	3,965,980

Profitability ratios
Return on average shareholders’ equity (ROE)	8.04%	8.12%	4.88%	8.91%	13.91%
Return on average assets (ROA)	0.69%	0.67%	0.41%	0.71%	1.11%
Net interest margin	3.73%	3.72%	3.18%	3.63%	3.94%
Efficiency ratio	64.20%	69.87%	74.63%	70.59%	67.38%
Net overhead ratio	2.02%	2.24%	2.07%	2.14%	2.20%

Capital ratios
Tier 1 risk-based capital	13.35%	12.51%	11.83%	10.03%	12.14%
Total risk-based capital	14.55%	13.64%	12.90%	10.80%	12.86%
Average shareholders’ equity to average assets	8.56%	8.29%	8.43%	7.94%	7.96%

Summary of financial condition at year-end (in thousands)
Investment securities	$237,496	$226,603	$178,454	$77,287	$84,369
Loans	696,384	645,839	647,143	580,451	447,497
Assets	1,012,132	957,332	892,831	702,766	594,607
Deposits	854,399	806,110	722,957	598,129	511,968
Borrowings	56,885	68,805	92,748	47,779	30,660
Equity	93,242	76,539	72,012	52,181	48,415

Other data
Number of bank offices	18	17	17	17	14
Number of employees (full-time equivalents)	203	198	201	200	179
Wealth Management assets, market value (in thousands)	$277,505	$368,985	$325,482	$261,153	$320,655

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

Forward-looking statements

Management of the Corporation has made forward-looking statements in this Annual Report on Form 10-K. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of the Corporation and its subsidiaries. When words such as “believes,” “expects,” “anticipates” or similar expressions are used in this Form 10-K, management is making forward-looking statements.

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
•

unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, may adversely affect the Corporation’s operations, net income or reputation, and

•	the risk that management’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Critical accounting estimates

Disclosure of Codorus Valley’s significant accounting policies is included in Note 1 in the notes to the consolidated financial statements of this Form 10-K. Some of these policies require management to make significant judgments, estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities.

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

Management discussed the development and selection of critical accounting estimates and related Management Discussion and Analysis disclosure with the Audit Committee. There were no material changes made to the critical accounting estimates during the periods presented within this report. Additional information is contained in Management’s Discussion and Analysis regarding critical accounting estimates, including the provision and allowance for loan losses, located on pages 22 and 39 of this report.

OVERVIEW

Executive summary

As we continue to be challenged by current economic conditions, we were able to achieve several notable accomplishments for the current year, which included: expansion of the banking franchise through the addition of our eighteenth financial center in the Westminster area of Carroll County, Maryland; the addition of Tier 1 capital, i.e., preferred stock, through participation in the U.S. Department of the Treasury’s (Treasury) Small Business Lending Fund Program, which we will continue to leverage by making loans to creditworthy businesses and, as a result, lower the dividend rate on the preferred stock issued under this program; the redemption of all outstanding preferred stock and related stock warrants issued to the Treasury under its Capital Purchase Program; an increase in annual cash dividends from $0.25 per common share to $0.35 per common share; progression with the implementation of a companywide client relationship management system, internally branded as BRAVO, with expected completion in 2012; and continued balance sheet growth whereby the Corporation exceeded $1 billion in total assets, enabling it to benefit from economies of scale.

While earnings showed improvement for the year 2011, particularly the $2.4 million earned in the fourth quarter, which was our best ever quarter, earnings remained constrained due to credit quality issues. For the third consecutive year, the provision for loan losses remained elevated compared to historical losses in response to the upward trend in net charge-offs. Over this three year time period, a relatively high level of carrying costs and losses on impaired loans and foreclosed real estate also served to dampen earnings; most of these costs and losses resulted from approximately twelve commercial loan relationships. During 2011, the demand for commercial loans increased above the year 2010, as the Corporation gained market share from its rivals. With the exception of residential mortgage refinances, which took advantage of historically low market interest rates, there was little demand for consumer loans. We believe that the high level of unemployment and underemployment that prevailed during 2011, along with declines in housing prices, continued to depress demand for these kinds of loans. Total deposits increased during 2011, particularly core deposits, i.e., deposits other then certificates of deposit, but at a slower pace then in previous years as household cash flow was used for rising food and energy costs and to pay down debt. During 2011, noninterest income, principally income from mutual fund, annuity and insurance sales, decreased due to the resignation of four registered representatives who left Codorus Valley Financial Advisors, a subsidiary of PeoplesBank, in February 2011. The decrease in revenue was largely offset by a decrease in operating expense, principally personnel costs. Noninterest income was also adversely impacted by FDIC restrictions pertaining to automated overdraft payment programs, which is discussed within the Noninterest Income section of this report. Further, price restrictions imposed by the federal government under the Durbin Interchange Amendment may adversely affect debit card revenue in future periods even though this legislation is intended for larger banks. Increasing noninterest or fee based income by offering new services, enhancing traditional services and expanding sales into new geographic markets is an important financial strategy. However, achievement of this strategy has become more challenging to attain as a result of pricing restrictions imposed by the federal government.

In the periods ahead, we will remain focused on profitable balance sheet growth, acquiring and nurturing client relationships, instilling a client centric culture (i.e., BRAVO), risk management and possible expansion of the banking franchise. We anticipate a continuation of economic weakness, both nationally and locally, through 2013 and possibly beyond. Risks and uncertainties include prolonged weakness in economic and business conditions, which could increase credit-related losses, possible declines in the market value of investment securities considered to be other-than-temporary, a relatively high level of unemployment, erosion of real estate values and possible adverse economic impacts caused by global events.

Financial highlights

2011 vs. 2010

The Corporation earned net income available to common shareholders (earnings) of $5,319,000 or $1.28 per share, $1.27 diluted, for the year 2011, compared to $5,228,000 or $1.28 per share, basic and diluted, for the year 2010. The $91,000 or 2 percent increase in annual earnings for the year 2011, compared to the year 2010 was the result of an increase in net interest income and a decrease in total noninterest expense, which more than offset a decrease in noninterest income and increases in the provision for loan losses, the provision for income taxes and preferred stock dividends and discount accretion.

The $2,179,000 or 7 percent increase in net interest income for 2011 resulted primarily from a larger volume of earning assets, principally commercial loans and investment securities, and a decrease in funding costs. The decrease in funding costs resulted from a lower volume of borrowings, a larger proportion of low cost core deposits to total deposits and lower rates generally paid on all deposit products, which reflected unusually low market interest rates. Net interest income (tax equivalent basis) as a percentage of interest earning assets, i.e., net interest margin, was 3.73 percent for the year 2011, compared to 3.72 percent for the year 2010.

The $1,945,000 or 65 percent increase in the provision for loan losses for the year 2011 reflected an increase in losses on various commercial loan relationships. During September 2011, the Corporation recorded losses totaling $3,175,000 on two unrelated commercial loan relationships which it disclosed in a Form 8-K filed on October 3, 2011, as amended by Form 8-K/A filed on November 10, 2011. The provision for both periods remained elevated in comparison to the Corporation’s historic levels and was reflective of the risks and uncertainties associated with prolonged weakness in economic and business conditions, a relatively high level of unemployment and erosion of real estate values.

Total noninterest income decreased $216,000 or 3 percent for the year 2011 primarily as a result of a decrease in income from mutual fund, annuity and insurance sales due to the resignation of four registered representatives who left in February. Total noninterest expense decreased $1,037,000 or 4 percent for the year 2011 primarily as a result of a decrease in net costs and losses attributable to foreclosed real estate and impaired loans.

The provision for income tax expense for the year 2011 increased $484,000 or 43 percent due primarily to the 14 percent increase in the level of income before income taxes.

The $480,000 or 49 percent increase in preferred stock dividends and discount accretion for the year 2011 was primarily attributable to a non-recurring $379,000 transaction to remove unamortized discount caused by the redemption of all outstanding preferred stock issued to the U.S. Department of the Treasury (Treasury) under its Capital Purchase Program. The increase in dividends was caused by an increase in outstanding preferred stock, which reflected the Corporation’s participation in the Treasury’s Small Business Lending Fund Program (SBLF Program) commencing in August 2011, as previously reported on Form 8-K.

Annual cash dividends per common share totaled $0.35 for 2011, compared to $0.25 for 2010 and $0.26 for 2009. Book value per common share was $16.24 for year-end 2011, compared to $14.51 for year-end 2010 and $13.60 for year-end 2009.

During the third quarter of 2011 the Corporation issued $25 million of Series B preferred stock to the Treasury under the Treasury’s Small Business Lending Fund Program (SBLF). Proceeds from the issuance were used in part to redeem $16.5 million of outstanding Series A preferred stock issued in a prior period to the Treasury under its Capital Purchase Program, and to repurchase a related CPP common stock warrant for $527,000. The approximately $8 million of Tier 1 capital remaining from the SBLF transaction is being used to support increased commercial lending within our service area. Additional information about these capital transactions is provided in the Shareholders’ Equity and Capital Adequacy section of this report.

Total assets were approximately $1.01 billion at December 31, 2011, an increase of $55 million or 6 percent above December 31, 2010. Compared to one year ago, asset growth occurred primarily in the commercial loan portfolio and, to a lesser degree, the investment securities portfolio. Asset growth was funded by an increase in core deposits and, to a lesser degree, an $8 million addition, net of the redemption of the CPP Series A preferred stock and warrant, to capital obtained from the SBLF Program.

Net income as a percentage of average shareholders’ equity (ROE) was 8.04 percent for 2011, compared to 8.12 percent for 2010. Net income as a percentage of average total assets (ROA) was 0.69 percent for 2011, compared to 0.67 percent for 2010. The efficiency ratio (noninterest expense as a percentage of net interest income plus noninterest income on a tax equivalent basis) was 64.20 percent for 2011, compared to 69.87 percent for 2010. The net overhead ratio (total noninterest expense less total noninterest income divided by average assets) was 2.02 percent for 2011, compared to 2.24 percent for 2010.

On December 31, 2011, the nonperforming assets ratio (nonperforming assets as a percentage of total loans and net foreclosed real estate) was 3.94 percent, compared to 4.50 percent at December 31, 2010 and 5.33 percent at December 31, 2009. While the ratio is showing improvement it is still relatively high in comparison to historical levels as it continues to reflect economic weakness and declining real estate values. Net loan charge-offs for the year 2011 totaled $3,859,000, compared to $2,539,000 for 2010. The Corporation’s net loan charge-offs ratio was 0.58 percent at December 31, 2011, compared to 0.39 percent at December 31, 2010. Information regarding nonperforming assets is provided in the Risk Management section of this report, including Table 10—Nonperforming Assets. Based on a comprehensive analysis of the loan portfolio, we believe that the level of the allowance for loan losses is adequate at December 31, 2011. An analysis of the allowance is provided at Table 11—Analysis of Allowance for Loan Losses.

Throughout 2011, the Corporation maintained a capital level well above minimum regulatory quantitative requirements. Currently, there are three federal regulatory definitions of capital that take the form of minimum ratios. Table 9—Capital Ratios, shows that the Corporation and PeoplesBank were well capitalized on December 31, 2011.

2010 vs. 2009

The Corporation earned net income available to common shareholders of $5,228,000 or $1.28 per share, basic and diluted, for 2010, compared to $2,477,000 or $0.61 per share, basic and diluted, for 2009. The $2,751,000 or 111 percent increase in net income available to common shareholders was primarily the result of an increase in net interest income and a decrease in the provision for loan losses, which more than offset increases in noninterest expense and the provision for income taxes.

The $6,921,000 or 29 percent increase in net interest income for 2010 was the result of an increase in earning assets and a decrease in the average rates paid on deposit products, which reflected record low short-term market interest rates. An increase in the yield on floating rate commercial loans, due to the imposition of a minimum rate that was instituted in the prior year, also contributed to the increase in net interest income. These factors improved the net interest margin, which was 3.72 percent for 2010, compared to 3.18 percent for 2009.

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

Net income as a percentage of average total assets (return on assets or ROA), was 0.67 percent for 2010, compared to 0.41 percent for 2009. Net income as a percentage of average shareholders’ equity (return on equity or ROE), was 8.12 percent for 2010, compared to 4.88 percent for 2009. The favorable increases in the ROA and ROE ratios for 2010 reflected the increase in net income. The efficiency ratio was 69.9 percent for 2010, compared to 74.6 percent for 2009. The favorable decrease in the efficiency ratio was the result of the significant increase in net interest income.

At December 31, 2010, nonperforming assets as a percentage of total loans and net foreclosed real estate was 4.50 percent, compared to 5.33 percent at year-end 2009. The Corporation’s net loan charge-offs ratio was 0.39 percent for the period ended December 31, 2010, compared to 0.20 percent for the period ended December 31, 2009. Charge-offs during 2010 pertained primarily to commercial real estate loans that were reserved for in prior periods.

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

Net interest income for 2011 was $33,052,000, an increase of $2,179,000 or 7 percent above 2010. The increase was primarily the result of an increase in the average volume of interest earning assets, a decrease in the average volume of long-term debt and a decrease in the average rate paid on deposits. Net interest income (tax equivalent basis) as a percentage of average interest earning assets, i.e., net interest margin, was 3.73 percent for 2011, compared to 3.72 percent for 2010.

Interest earning assets averaged $925 million and yielded 5.07 percent (tax equivalent basis) for the current period, compared to $868 million and 5.24 percent, respectively, for 2010. The $57 million or 7 percent increase in average interest earning assets was due primarily to an increase in investment securities and secondarily to an increase in commercial loans. The increase in the average volume of earning assets more than offset the decrease in the average yield, which reflected the low level of market interest rates.

Total interest bearing liabilities averaged $824 million at an average rate of 1.50 percent for 2011, compared to $779 million and 1.69 percent, respectively, for 2010. The $45 million or 6 percent increase in average interest bearing liabilities reflected growth in all deposit categories, which more than offset a decrease in long-term debt. Interest expense on deposits for 2011 was $241 million or 2 percent below 2010 as the favorable impact of low product rates and deposit mix largely offset the effect of the increase in average volume. Interest expense on long-term debt decreased for 2011, compared to 2010, due primarily to volume as maturing Federal Home Loan Bank loans, with relatively high interest rates, were selectively not refinanced.

Comparatively, for 2010, net interest income was $30,873,000, an increase of $6,921,000 or 29 percent above 2009. The increase was primarily the result of an increase in the average volume of interest earnings assets and a decrease in the average rates paid on deposit products, which reflected low short-term market interest rates. An increase in yield on floating rate commercial loans, due to the imposition of a minimum rate that began in 2009, also contributed. These factors improved the net interest margin for 2010, which was 3.72 percent, compared to 3.18 percent for 2009.

For 2010, total interest income increased $3,717,000 or 9 percent, above 2009 due primarily to an increase in the average volume of earning assets and the increase in yield on floating rate commercial loans as described earlier. Earning assets averaged $868 million and yielded 5.24 percent (tax equivalent basis) for 2010, compared to $792 million and 5.24 percent, respectively, for 2009. The $76 million or 10 percent increase in the average volume of earning assets was primarily the result of increases in investment securities and to a lesser degree, commercial loans. With the exception of mortgage refinancing, the demand for commercial and consumer loans diminished in 2010 in response to the prolonged economic slowdown, depressed real estate markets and the high rate of unemployment and job insecurity.

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

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	2011			2010			2009
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Interest bearing deposits with banks	$27,297	$66	0.24%	$24,452	$64	0.26%	$15,893	$40	0.25%
Federal funds sold	674	2	0.30	2,935	9	0.31	2,513	8	0.32
Investment securities:
Taxable	150,529	3,830	2.54	117,439	3,361	2.86	95,770	3,426	3.58
Tax-exempt	79,577	3,581	4.50	75,217	3,590	4.77	59,266	3,042	5.13
Total investment securities	230,106	7,411	3.22	192,656	6,951	3.61	155,036	6,468	4.17

Loans:
Taxable (1)	651,604	38,485	5.91	633,192	37,540	5.93	606,755	34,254	5.65
Tax-exempt	14,891	887	5.96	14,647	905	6.18	11,603	729	6.28
Total loans	666,495	39,372	5.91	647,839	38,445	5.93	618,358	34,983	5.66
Total earning assets	924,572	46,851	5.07	867,882	45,469	5.24	791,800	41,499	5.24
Other assets (2)	60,143			53,870			42,498
Total assets	$984,715			$921,752			$834,298
Liabilities and Shareholders’ Equity Deposits:
Interest bearing demand	$305,982	1,937	0.63%	$263,381	2,015	0.77%	$214,147	2,049	0.96%
Savings	29,442	108	0.37	26,870	107	0.40	22,707	90	0.40
Time	429,213	9,111	2.12	413,752	9,275	2.24	387,609	12,063	3.11
Total interest bearing deposits	764,637	11,156	1.46	704,003	11,397	1.62	624,463	14,202	2.27
Short-term borrowings	11,553	114	0.99	8,803	88	1.00	4,002	53	1.32
Long-term and junior subordinated debt	47,459	1,089	2.29	66,421	1,669	2.51	80,003	2,103	2.63
Total interest bearing liabilities	823,649	12,359	1.50	779,227	13,154	1.69	708,468	16,358	2.31

Noninterest bearing deposits	71,621			61,372			51,516
Other liabilities	5,137			4,731			3,962
Shareholders’ equity	84,308			76,422			70,352

Total liabilities and shareholders’ equity	$984,715			$921,752			$834,298
Net interest income		$34,492			$32,315			$25,141
Net interest margin (3)			3.73%			3.72%			3.18%

(1)

Average balance includes average nonaccrual loans of $16,550,000 in 2011, $17,242,000 in 2010, and $14,556,000 in 2009. Interest includes net loan fees of $941,000 in 2011, $1,060,000 in 2010, and $1,033,000 in 2009.

(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.
(3)	Net interest income as a percentage of average earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	2011 vs. 2010 Increase (decrease) due To change in			2010 vs. 2009 Increase (decrease) due To change in
(dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$7	$(5)	$2	$22	$2	$24
Federal funds sold	(7)	0	(7)	1	0	1
Investment securities:
Taxable	947	(478)	469	775	(840)	(65)
Tax-exempt	208	(217)	(9)	819	(271)	548
Loans:
Taxable	1,092	(147)	945	1,492	1,794	3,286
Tax-exempt	15	(33)	(18)	191	(15)	176
Total interest income	2,262	(880)	1,382	3,300	670	3,970
Interest Expense
Deposits:
Interest bearing demand	326	(404)	(78)	471	(505)	(34)
Savings	10	(9)	1	17	0	17
Time	347	(511)	(164)	814	(3,602)	(2,788)
Short-term borrowings	27	(1)	26	64	(29)	35
Long-term and junior subordinated debt	(476)	(104)	(580)	(357)	(77)	(434)
Total interest expense	234	(1,029)	(795)	1,009	(4,213)	(3,204)
Net interest income	$2,028	$149	$2,177	$2,291	$4,883	$7,174

Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for loan losses

The provision for loan losses is an expense charged to earnings to cover estimated losses attributable to uncollectible loans. The provision reflects management’s judgment of an appropriate level for the allowance for loan and lease losses. The Risk Management section of this report, including Tables 10 – Nonperforming Assets, 11 – Analysis of Allowance for Loan and Lease Losses, and 12 – Allocation of Allowance for Loan and Lease Losses, provides detailed information about the allowance, provision and credit risk.

For 2011, the provision for loan losses was $4,935,000, compared to $2,990,000 for 2010 and $3,715,000 for 2009. The $1,945,000 or 65 percent increase in the current period provision is largely the result of two unrelated partial loan charge-offs totaling $3,175,000 as reported on a Form 8-K filed October 3, 2011 and a Form 8-K/A filed on November 10, 2011. The provision for all three periods presented remained elevated in comparison to the Corporation’s historic levels and was reflective of the risks and uncertainties associated with prolonged weakness in economic and business conditions, a relatively high level of unemployment and erosion of real estate values. These factors can adversely affect our borrowers’ ability to service their loans.

Noninterest income

The following table presents the components of total noninterest income for each of the past three years.

Table 3-Noninterest Income

(dollars in thousands)	2011	2010	2009

Trust and investment services fees	$1,510	$1,420	$1,348
Income from mutual fund, annuity and insurance sales	1,103	1,477	1,345
Service charges on deposit accounts	2,583	2,471	2,347
Income from bank owned life insurance	647	637	636
Other income	613	601	572
Gain on sales of loans held for sale	777	860	960
Gain on sales of securities	125	108	289
Total noninterest income	$7,358	$7,574	$7,497

For 2011, the overall $216,000 or 3 percent decrease in total noninterest income, compared to 2010, was primarily the result of the decrease in income from mutual fund, annuity and insurance sales as explained below. The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—Increases in this category of noninterest income for 2011 and 2010 were primarily the result of appreciation in market value of managed accounts, upon which some fees are based, and growth in the settlement advisory business.

Income from mutual fund, annuity and insurance sales— For 2011, the $374,000 or 25 percent decrease in income from the sale of mutual funds, annuities and insurance products by Codorus Valley Financial Advisors (CVFA), a subsidiary of PeoplesBank, was a result of the resignation of four registered representatives who left CVFA in February 2011. The decrease in revenue was largely offset by a decrease in operating expense, principally personnel costs. Accordingly, the net impact on CVFA’s earnings was immaterial. For 2010, the $132,000 or 10 percent increase in income, compared to 2009, was due primarily to increases in income from brokerage and advisory service product lines, which were driven by market value appreciation, upon which some fees are based, and increased sales.

Service charges on deposit accounts— Increases in service charge income for 2011 and 2010 were primarily the result of an increase in debit card revenue, which reflected an increase in the volume of transactions. The increase in debit card revenue for the year 2011 helped to offset the decrease in overdraft fees as reported below.

The Federal Deposit Insurance Corporation (FDIC) issued final guidance in November 2010 for automated overdraft payment programs. This guidance, effective July 1, 2011, recommended that financial institutions establish policies that, among other things, limit the number of daily overdraft fees per customer, set a de minimis limit whereby small dollar transactions that overdraw an account are not charged an overdraft fee, and to take meaningful steps to counsel customers that have more than six overdrafts in a rolling twelve month period about less costly alternatives to overdraft protection. Implementation of the FDIC guidance lowered overdraft fees on consumer households by approximately $100,000 or 10 percent during the six months that it was effective for 2011, compared to 2010.

Price restrictions imposed by the federal government under the Durbin Interchange Amendment may significantly reduce debit card revenue, i.e., interchange fees, for PeoplesBank in future periods. While the legislation targeted larger banks with total assets of $10 billion on more, market forces in the future may not make a distinction between large and small banks.

Income from bank owned life insurance (BOLI)—Income from BOLI for the three years presented was basically flat as low market interest rates depressed yields. This investment provides a competitive tax-free return to the Corporation while providing a life insurance benefit to the management team.

Other income— Other income, comprised of many underlying fees, increased slightly as a result of normal business growth over the three year period presented. This category includes wire transfer fees, credit card merchant fees, automated teller machine fees, safe deposit box fees and miscellaneous fees, among others.

Gain on sales of loans held for sale— The decrease in gains from the sale of loans for the three years presented was due primarily to a decrease in the volume of mortgage loan sales. For 2011, a decrease in pricing from secondary market sources also contributed to the decrease in gains. Sales in 2009 were unusually high due to a full year’s favorable impact of the federal government’s First Time Home-Buyer Tax Credit Program that expired in April 2010. In spite of low market interest rates, mortgage loan activity is expected to remain subdued, resulting from a decline in refinancing as it reaches a level of saturation, the inability of some borrowers to qualify for loans or to sell their existing homes and the high level of unemployment.

Gain on sales of securities—Gains from the sale of fixed income securities from the available-for-sale securities portfolio are recognized periodically to take advantage of a low market interest rate environment and to supplement earnings. The sale of securities is also a tactic to improve portfolio performance whereby underperforming securities are sold and replaced with securities that have a more favorable profile with regard to risk vs. reward.

Noninterest expense

The following table presents the components of total noninterest expense for each of the past three years.

Table 4-Noninterest Expense

(dollars in thousands)	2011	2010	2009

Personnel	$13,748	$13,276	$13,099
Occupancy of premises, net	2,004	1,926	1,792
Furniture and equipment	1,730	1,670	1,663
Postage, stationery and supplies	519	516	465
Professional and legal	586	488	411
Marketing and advertising	840	700	626
FDIC insurance	1,004	1,297	1,477
Debit card processing	655	585	512
Charitable donations	396	523	250
Telephone	509	560	508
Foreclosed real estate including (gains) losses on sales	1,701	3,275	487
Impaired loan carrying costs	620	972	744
Other	2,767	2,328	2,457
Total noninterest expense	$27,079	$28,116	$24,491

Total noninterest expense for 2011 decreased $1,037,000 or 4 percent below 2010 due primarily to a decrease in costs associated with foreclosed real estate and impaired loans. The discussion that follows addresses changes in selected noninterest expense categories.

Personnel—Personnel expense is comprised of wages, sales commissions, payroll taxes and employee benefits. The $472,000 or 4 percent increase in personnel expense for 2011, compared to 2010, was attributable to an increase in the wage expense component, which reflected normal business growth and additions to staff associated with the new financial center located in Westminster, Maryland, which opened for business in September of 2011. Staff additions associated with private banking and regulatory compliance also contributed to the increase in wage expense. Generally, the cost of staff additions more than offset the cost savings of the aforementioned resignation of four registered representatives who left PeoplesBank subsidiary Codorus Valley Financial Advisors in February 2011.

Comparatively, the increase of $177,000 or 1 percent for the year 2010, compared to 2009, resulted primarily from an increase in employee health care insurance costs and normal business growth. Effective August 1, 2010, PeoplesBank converted from a fully insured health care program to a self-insured program by joining a consortium of approximately 23 banks. For the first year under the new program, PeoplesBank funded the maximum liability based on claims experience, which resulted in an increase in health care costs. Thereafter, the benefits of the self-insured program are expected to contain future health care cost increases over the long term. Employees have customarily reimbursed the Corporation for approximately 30 percent of the cost of health insurance. A non-recurring cost of $242,000 in the first quarter of 2009 incurred to restructure employee benefit plans also contributed to the level of personnel expense. However, restructuring the benefit plans resulted in a federal income tax benefit so that the overall transaction had an insignificant impact on net income for 2009.

Occupancy of premises, net— Occupancy of premises expense is comprised of rent, depreciation, maintenance, insurance, real estate taxes and utilities. The upward trend in this expense category reflects normal business growth, including the addition of a branch banking office in 2011 and the relocation of an existing branch banking office during 2010 to a more favorable site.

Furniture and equipment—The increase in furniture and equipment expense for year 2011 was $60,000 or 4 percent above 2010 due to normal business growth and price increases for computer software maintenance contracts.

During the third quarter of 2010, PeoplesBank began implementing a client relationship management (CRM) system with estimated completion in 2012. The capital outlay for this project is estimated at $625,000, which does not include staffing and other ancillary expenses. When the system becomes operational in 2012 it will be depreciated over a five year useful life. A properly managed CRM process is expected to improve the Corporation’s competitiveness and client service and retention.

Postage, stationery and supplies— The upward trend in this expense category reflects normal business growth, increases in postal rates, required compliance correspondence and promotional advertisements.

Professional and legal—Expense for the three years presented shows an upward trend that reflects, in part, normal business growth. The $98,000 or 20 percent increase for 2011, compared to 2010, includes an increase in legal fees to defend PeoplesBank against routine lawsuits in the ordinary course of business.

Marketing and advertising—Expense for the three years presented shows an upward trend that reflects an increased operating budget to support normal business growth and increased corporate initiatives such as branding, product advertising and internal promotions.

FDIC insurance—The $293,000 or 23 percent decrease in FDIC insurance premiums for 2011, compared to 2010, was the result of a change by the FDIC in its assessment methodology. Effective April 1, 2011, the FDIC lowered assessment rates and applied them against average assets minus average tangible capital, instead of domestic deposits. More information about FDIC insurance assessments is available under the Supervision and Regulation section of this report (reference the subheading-FDIC). The $180,000 or 12 percent decrease in insurance premiums for 2010, compared to 2009, was primarily the result of a special assessment imposed on all banks by the FDIC in 2009 to provide a temporary means of funding its Deposit Insurance Fund, which was depleted at the time. The special assessment for the year 2009 for PeoplesBank totaled $382,000.

Debit card processing—Annual increases in debit card processing expense were primarily the result of increases in the number of new accounts and transaction volume. This expense category also includes the cost of operating automated teller machines.

Charitable donations— The level of charitable donations, principally educational and scholarship donations, is based, in part, upon whether or not PeoplesBank can obtain related state tax credits if available from nonprofit organizations. Accordingly, the level of charitable donations can vary from year to year. For example, the decrease in charitable donations for 2011 resulted from the denial or delay of tax credits by the state of Pennsylvania for educational donations due to budgetary constraints. PeoplesBank uses state tax credits from donations to reduce its Pennsylvania Shares Tax expense, included below in other expenses.

Foreclosed real estate including (gains) losses on sales—Foreclosed real estate costs remained elevated for 2011 and 2010 due to the level of carrying costs and impairment losses from deterioration of property values associated with specific properties as well as the size of the portfolio, which was reflective of prolonged weakness in economic and business conditions and the erosion of real estate values. Typical carrying costs include insurance, maintenance and repairs, real estate taxes, appraisals and legal fees. Costs for the year 2011 decreased by $1,574,000 or 48 percent due to the recognition of additional rental income totaling $859,000 from a real estate project and a decrease in the provision for real estate losses. For the year 2011, the provision for real estate losses totaled $829,000, compared to $1,566,000 for 2010.

Impaired loan carrying costs— The prolonged weakness in economic and business conditions may cause fluctuations in impaired loan carrying costs. Factors such as the number and size of the loans in the impaired loan portfolio, financial capacity of the borrower or guarantor, value and liquidity of underlying collateral and the timing of when and for how long loans are classified as impaired, among other factors, contribute to the variability of this expense from period to period. Carrying costs are the same as those described for foreclosed real estate.

Other—The annual variability of other expense, which is comprised of many underlying expenses, was due in part to varying levels of Pennsylvania Shares Tax expense, which reflected the varying level of state tax credits that originated from an increase of charitable donations as described above. For example, Shares Tax, net of credits, totaled $392,000 for 2011, compared to $229,000 for 2010. The tax for year 2011 was larger due primarily to a decrease in the level of state tax credits and secondarily to an increase in the taxable equity base. The increase in other expense for 2011 also reflected normal business growth.

Income taxes

The provision for income tax for year 2011 was $1,617,000, compared to a $1,133,000 for 2010. The increase in income tax was primarily the result of an increase in pretax income. For both periods, the Corporation’s statutory federal income tax rate was 34 percent. The Corporation’s effective income tax rate was approximately 19.3 percent for 2011, compared to 15.4 percent for 2010. The effective tax rate differs from the statutory tax rate due to the impact of low-income housing credits and tax-exempt income, including income from bank owned life insurance.

BALANCE SHEET REVIEW

Overnight investments

Overnight investments, comprised of interest bearing deposits with banks and federal funds sold, totaled $20 million on December 31, 2011, compared to $35 million on December 31, 2010. The level of overnight investment at year-end 2011 decreased as investable funds were deployed to higher yielding commercial loan and investment securities portfolios.

Securities, available-for-sale

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

Table 5-Investment Securities

	2011		2010		2009
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
Debt securities:
U.S. Treasury notes	$10,003	$10,134	$8,014	$8,140	$0	$0
U.S. agency	29,593	30,673	13,519	13,643	13,526	13,646
U.S. agency mortgage-backed, residential	103,017	106,444	108,967	110,353	82,579	84,260
State and municipal	82,272	86,610	88,796	90,400	73,446	75,341
Corporate trust preferred	0	0	0	0	987	930
Total	$224,885	$233,861	$219,296	$222,536	$170,538	$174,177

At December 31, 2011, the fair value of the securities, available-for-sale totaled $234 million, compared to $223 million at year-end 2010. As the demand for loans diminished in 2010, due to uncertain economic conditions, available funds were invested in fixed income securities to provide a return that exceeded the historically low yield on overnight investments, hence the increase above 2009. The investment securities portfolio for 2009 reflected the implementation of an $80 million leverage strategy that involved investing in investment grade U.S. agency mortgage-backed bonds (3-4 year average lives) and tax-exempt municipal bonds (5-10 year maturities), which were financed by borrowing from the Federal Home Loan Bank of Pittsburgh. The leverage strategy, which was completed in April 2009, generated an approximately two percent tax equivalent margin spread, which covered the dividends payable and related costs associated with the issuance of preferred stock described in the Shareholders’ Equity and Capital Adequacy section of this report.

During 2011 and 2010, PeoplesBank took advantage of the low interest rate environment and sold selected securities, which generated net gains of $125,000 and $108,000, respectively, that were recognized in income. Included in the net gains for 2011 was an $18,000 loss associated with the sale of eleven municipal bonds totaling approximately $5 million (par value) that no longer met the Corporation’s investment standards. Included in the gain for 2010 was a small gain from the sale of the Corporation’s remaining $1 million (par value) corporate trust preferred security, which represented an obligation of the Bank of America.

Securities, available-for-sale are generally comprised of high quality debt instruments. Included in Table 5 are investments in the obligations of states and municipalities. During the fourth quarter of 2010 bonds issued by states and municipalities received negative national press because of widespread budget deficits and, by implication, the possibility of default. We believe that selected investment in municipal bonds is a sound investment practice. Municipalities have many options for meeting their debt obligations, including decreasing costs and service levels, imposing taxes and selling assets. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific reserves, which provide a layer of protection to the investor. Access to the credit market and a good credit rating are high priorities of municipal management enabling it to meet its current and future funding needs at a reasonable interest cost. For these reasons, defaults on municipal bonds are very low, well below 1 percent. With the exception of an approximately $13.3 million portfolio (fair value) of Texas municipal utility district bonds, which has its own criteria for investment, the remaining municipal bonds are almost all rated A or above by at least one national rating service at December 31, 2011. The majority of bonds in our portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. Many of the municipal holdings are also insured or backed by specific school district reserves.

Table 6—Securities Maturity Schedule, shows that the available-for-sale portfolio had a yield of 3.48 percent on December 31, 2011, compared to 3.72 percent on December 31, 2010. The decrease in portfolio yield for 2011 was the result of security additions, including the reinvestment of cash inflows from scheduled maturities and repayments of mortgage-backed bonds, during a period of unusually low market interest rates and asset yields. More information about investment securities is provided in Note 3-Securities in the notes to the consolidated financial statements.

Table 6-Securities Maturity Schedule (amortized cost basis)

	December 31, 2011 Maturity Distribution
	One year or less	One through five years	Five through ten years	After ten years	Total
(dollars in thousands)					Amount	Yield(1)

Available-for-sale
Debt Securities:
U.S. treasury notes	$5,001	$5,002	$0	$0	$10,003	1.28%
U.S. agency	5,004	20,589	4,000	0	29,593	2.08%
U.S. agency mortgage-backed,residential (2)	179	77,052	25,786	0	103,017	3.21%
State and municipal	3,106	48,703	26,640	3,823	82,272	4.58%
Total	$13,290	$151,346	$56,426	$3,823	$224,885	3.48%

Yield (1)	2.22%	3.44%	3.70%	6.18%	3.48%

(1) Weighted average yields (tax equivalent basis) were calculated on the amortized cost basis.
(2) U.S. agency mortgage-backed securities are included in the maturity categories based on average expected life.

Restricted investment in bank stocks

At December 31, 2011, PeoplesBank held $3,635,000 in restricted common stock, compared to $4,067,000 at year-end 2010. Investment in restricted stock is a condition of obtaining credit from the Federal Home Loan Bank of Pittsburgh (FHLBP) and the Atlantic Central Bankers Bank (ACBB) organizations. Of the total, $3,560,000 consisted of stock issued by the FHLBP and $75,000 issued by the ACBB. Information about impairment considerations for restricted stock is provided in Note 1–Summary of Significant Accounting Policies in the notes to the consolidated financial statements.

During February 2012, the FHLBP announced, among other things, the declaration of a dividend of 0.10 percent annualized for the fourth quarter of 2011. The FHLBP reported that future dividends will be dependent upon the condition of its private-label residential mortgage-back securities portfolio, its overall financial performance, retained earnings and other factors. Prior to its recent stock dividend declaration, dividend payments had been suspended by the FHLBP since December 2008. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Loans held for sale

On December 31, 2011, loans held for sale were approximately $2.9 million, compared to $5.0 million at year-end 2010. PeoplesBank’s mortgage banking staff remained focused on originating and selling residential mortgages without retaining servicing rights. In spite of low market interest rates that prevailed for both years, loan production, principally from refinances, declined in 2011 as refinancings move closer to saturation, the inability of some borrowers to qualify for loans or to sell their existing homes and the high level of unemployment. The year 2010 was also favorably impacted by the federal government’s First Time Homebuyer Tax Credits Program which stimulated demand for mortgages, prior to its expiration in April 2010. Loans held for sale are classified on the balance sheet as such and reported at the lower of cost or fair value.

Loans

On December 31, 2011, total loans, net of deferred fees, totaled approximately $694 million, an increase of $53 million or 8 percent above year-end 2010. Most of the increase was due to a $50 million or 10 percent increase in commercial loans, which reflected increased demand, in spite of a continuation of adverse economic conditions and depressed real estate markets, and our ability to acquire business from competitors based on our reputation for client service and competitive prices. The composition of the Corporation’s loan portfolio at December 31, 2011 and 2010 is provided in Note 4–Loans in the notes to the consolidated financial statements. The average yield (tax equivalent basis) earned on total loans was 5.91 percent for 2011, compared to 5.93 percent for 2010. Table 7 presents the composition of total loans for five year-end periods.

Table 7-Loan Portfolio Composition

	December 31,
(dollars in thousands)	2011	%	2010	%	2009	%	2008	%	2007	%
Commercial, financial and agricultural	$462,061	66.6	$419,649	65.5	$415,404	64.3	$348,111	60.7	$243,144	54.5
Real estate - construction and land development	103,514	14.9	95,735	14.9	104,986	16.3	100,088	17.5	83,625	18.8
Total commercial related loans	565,575	81.5	515,384	80.4	520,390	80.6	448,199	78.2	326,769	73.3

Real estate - residential mortgages	21,324	3.1	20,357	3.2	22,270	3.4	18,154	3.2	20,511	4.6
Consumer and home equity	106,616	15.4	105,108	16.4	103,217	16.0	106,725	18.6	98,439	22.1
Total consumer related loans	127,940	18.5	125,465	19.6	125,487	19.4	124,879	21.8	118,950	26.7

Total loans	$693,515	100.0	$640,849	100.0	$645,877	100.0	$573,078	100.0	$445,719	100.0

Table 8 shows that, at December 31, 2011, the commercial loan portfolio was comprised of approximately $333 million or 59 percent in fixed rate loans and $232 million or 41 percent in floating rate loans. Comparatively, the mix was 57/43 on December 31, 2010. Floating rate loans reprice periodically with changes in the Wall Street Journal (WSJ) prime rate or LIBOR. Additional loan information can be found in Note 4–Loans in the notes to the consolidated financial statements and within the Risk Management section of this report.

Table 8-Selected Loan Maturities and Interest Rate Sensitivity

	December 31, 2011 Maturity Distribution
(dollars in thousands)	One year or less	One through five years	After five years	Total
Commercial, financial and agricultural	$79,839	$86,690	$295,532	$462,061
Real estate-construction and land development	66,599	29,421	7,494	103,514
Total commercial related loans	$146,438	$116,111	$303,026	$565,575

Fixed interest rates	$47,071	$59,242	$227,022	$333,335
Floating interest rates	99,367	56,869	76,004	232,240
Total commercial related loans	$146,438	$116,111	$303,026	$565,575

Other assets

On December 31, 2011, other assets totaled $44 million, compared to $38 million on December 31, 2010. Other assets were primarily comprised of foreclosed real estate and investments in bank owned life insurance. Foreclosed real estate, net of reserve, totaled $16.2 million at year-end 2011, compared to $10.6 million at year-end 2010. Foreclosed real estate is discussed in the Nonperforming Assets section of this report. Investments in life insurance relates to a select group of employees and directors whereby PeoplesBank is the owner and beneficiary of the policies. These investments, carried at the cash surrender value of the underlying policies, totaled $14.8 million at year-end 2011, compared to $13.5 million at year-end 2010. Other assets also includes lesser amounts for interest receivable on loans and investment securities, net deferred tax assets, prepaid FDIC deposit insurance and investment in two unrelated real estate partnerships that provide low cost housing to income qualified families. Additional information about these assets can be found in Note 1–Summary of Significant Accounting Policies in the notes to the consolidated financial statements under the appropriate subheadings.

Funding

Deposits

Deposits are the principal source of funding for earning assets. On December 31, 2011, total deposits were $854 million, an increase of $48 million or 6 percent above year-end 2010. The increase in total deposits occurred primarily in money market deposits and, to a lesser degree, demand deposits, which were generated from local markets. The Corporation does not rely on brokered deposits to fund its operation. Deposit growth reflected our competitive rates and our clients’ apparent preference for the liquidity and safety of FDIC insured deposit products during periods of volatility in the capital markets. The average rate paid on interest bearing deposits was 1.46 percent for 2011, compared to 1.62 percent for 2010, which reflected the historically low level of market interest rates. The composition of the Corporation’s deposit portfolio at December 31, 2011 is provided in Note 7-Deposits in the notes to the consolidated financial statements. On December 31, 2011, the balance of certificates of deposit with a balance of $100,000 and above was $181 million. Of this total, $18 million mature within three months, $15 million mature after three months but within six months, $43 million mature after six months but within twelve months, and the remaining $105 million mature beyond twelve months.

Short-term borrowings and long-term debt

Short-term borrowings are comprised of securities sold under retail repurchase agreements (repo agreements), federal funds purchased from correspondent banks, and credit available through the Federal Home Loan Bank of Pittsburgh (FHLBP) and the Atlantic Central Bankers Bank (ACBB). The interest rate for short-term borrowings reprices daily based on the federal funds rate, LIBOR or other indices depending on the borrowing program. At December 31, 2011, the Corporation maintained an unsecured line of credit of $3 million with ACBB, which is renewable annually. The interest rate on the line is the greater of the Wall Street Journal Prime or 5 percent. There was no outstanding borrowing on the ACBB line at year-end 2011. At December 31, 2011, PeoplesBank had approximately $19 million of collateralized borrowing availability at the Discount Window of the Federal Reserve Bank, and no outstanding borrowing. On December 31, 2011 and 2010, short-term borrowings, comprised solely of repo agreements, totaled $10.3 million and $6.8 million, respectively.

Long-term debt is a secondary funding source for asset growth. On December 31, 2011, long-term debt totaled $36.3 million, compared to $51.7 million at year-end 2010. The decrease was attributable to payments for maturing FHLBP loans throughout 2011 that were not refinanced. Generally, funds for the payment of long-term debt come from operations. On December 31, 2011, total unused credit with the FHLBP was approximately $123 million. Obligations to the FHLBP are secured by FHLBP stock and qualifying collateral, principally the unpledged portion of PeoplesBank’s investment securities portfolio and qualifying loan receivables, principally real estate secured loans. A listing of outstanding long-term debt obligations is provided in Note 8-Short-term Borrowings and Long-term Debt in the notes to the consolidated financial statements.

Shareholders’ equity and capital adequacy

Shareholders’ equity or capital enables the Corporation to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, corporate expansion, balance sheet growth, dividend policy and regulatory mandates, among others. Total shareholders’ equity was $93.2 million on December 31, 2011, compared to $76.5 million at year-end 2010. The increase in equity was the result of the net capital addition of approximately $8 million from the issuance of preferred stock to the US Treasury (Treasury) under its Small Business Lending Fund Program (SBLF Program) as described below, an increase in retained earnings from profitable operations and an increase in accumulated other comprehensive income from unrealized gains, net of federal income tax, on securities, available-for-sale.

Preferred stock issued to the US Treasury under its Small Business Lending Fund Program

On August 18, 2011, as part of the Treasury’s SBLF Program, the Corporation entered into a Securities Purchase Agreement with the Treasury whereby the Corporation sold to the Treasury, for an aggregate purchase price of $25 million, 25,000 shares of non-cumulative, perpetual preferred stock, Series B, $1,000 liquidation value, $2.50 par value. The preferred stock is non-voting, except in limited circumstances. The stock was issued pursuant to the SBLF Program, a $30 billion fund established under the Small Business Lending Jobs Act of 2010 that was created to encourage lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion. The SBLF preferred stock qualifies as Tier 1 regulatory capital and pays non-cumulative dividends quarterly on January 1, April 1, July 1 and October 1 of each year, commencing October 3, 2011. The dividend rate was initially set at 5 percent, but can vary on a quarterly basis for a period of time to reflect the amount of change in qualified small business lending compared to a baseline amount. Information about SBLF program dividends and restrictions is provided in Note 10–Shareholders’ Equity in the notes to the consolidated financial statements and in Form 8-K filed on August 24, 2011. The SBLF program provides an attractive opportunity to the Corporation to obtain Tier 1 capital, lower the preferred stock dividend rate and to remove restrictions associated with the Treasury’s Capital Purchase Program (CPP).

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

Preferred stock and common stock warrant issued to the US Treasury under its Capital Purchase Program

On August 18, 2011, the Corporation entered into a repurchase letter agreement with the Treasury providing for the redemption of outstanding Series A CPP preferred stock. Pursuant to the SBLF Purchase Agreement, approximately $16,507,000 of the proceeds of the sale of the SBLF Preferred Stock was used to redeem the 16,500 shares of the Series A CPP preferred stock plus accrued and unpaid dividends. Upon redemption, the remaining $379,000 preferred stock discount was recorded as a reduction to third quarter 2011 net income available to common shareholders. As a result of the redemption, the Corporation is no longer subject to the restrictions imposed by the CPP.

On September 28, 2011, the Corporation repurchased the outstanding CPP common stock warrant for $526,604 from the Treasury which was recorded as a reduction to additional paid-in-capital.

Information about the Series A CPP preferred stock and common stock warrant is disclosed in Note 10–Shareholders’ Equity in the notes to the consolidated financial statements.

Common stock dividends

The Corporation typically pays cash dividends on its common stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other factors. Annual cash dividends per common share totaled $0.35 for 2011, compared to $0.25 for 2010. The level of dividends for both years reflected our focus on preserving capital in response to economic uncertainty and earnings and credit quality challenges. On January 10, 2012, the Board declared a regular cash dividend of $0.09 per share, payable on or before February 14, 2012, to shareholders of record on January 24, 2012.

Compensation plans

As disclosed in this report, the Corporation maintains various employee, director and shareholder benefit plans that could result in the issuance of its common stock or affect its earnings. Information regarding these plans can be found in Note 11-Benefit Plans and Note 12-Stock-Based Compensation in the notes to the consolidated financial statements.

In February 2012, the Board of Directors adopted the following proposals, subject to shareholder approval at the Corporation’s annual shareholders meeting scheduled for May 15, 2012:

•	to amend the Corporation’s 2007 Long Term Incentive Plan to provide for an additional 250,000 shares of the Corporation’s common stock for issuance thereunder;

•	to amend the Corporation’s Employee Stock Purchase Plan to extend the term of the Plan to June 30, 2022; and

•	to provide for an additional 47,805 shares of the Corporation’s common stock for issuance under the Employee Stock Purchase Plan.

Proposal to increase the number of authorized shares of common stock

Also in February 2012, the Board of Directors proposed that, subject to shareholder approval at the Corporation’s annual shareholders meeting scheduled for May 15, 2012, the number of authorized shares of common stock, par value $2.50 per share, be increased from 10 million shares to 15 million shares.

Capital ratios

The Corporation and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Table 9. The table provides a comparison of the Corporation’s and PeoplesBank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirement for the periods indicated.

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

Credit risk management

Credit risk represents the possibility that a loan client, counterparty or issuer may not perform in accordance with contractual terms, posing one of the most significant risks of loss to the Corporation. Accordingly, the Corporation emphasizes the management of credit risk. To support this objective a sound lending policy framework has been established. This framework includes seven basic policies that guide the lending process and minimize risk. First, the Corporation follows detailed written lending policies and procedures. Second, lending authority is granted commensurate with dollar amount, loan type, level of risk, and loan officer experience. Third, loan review committees function at both the senior lending officer level and the board level to review and approve loans that exceed pre-established dollar thresholds and/or meet other criteria. Fourth, the Corporation lends mainly within its primary geographical market area, York County, Pennsylvania and northern-central Maryland. Although this focus may pose a geographical concentration risk, the diverse local economy and employee knowledge of customers lessens this risk. Fifth, the loan portfolio is diversified to prevent dependency upon a single customer or small group of related customers. Sixth, the Corporation does not participate in the subprime lending market, nor does it invest in securities backed by subprime mortgages. And seventh, the Corporation does not lend to foreign countries or persons residing therein.

Table 9-Capital Ratios

	Ratios at December 31,		Federal Minimum Required	Federal Well Capitalized		Capital * at December 31,
(dollars in thousands)	2011	2010				2011	2010

Tier 1 risk-based capital
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	13.35%	12.51%	4.00%	n/a	%	$97,128	$84,116
PeoplesBank	12.98	12.13	4.00	6.00		94,056	81,292

Total risk-based capital
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	14.55%	13.64%	8.00%	n/a	%	$105,830	$91,742
PeoplesBank	14.19	13.27	8.00	10.00		102,758	88,918

Leverage
(Tier 1 capital as a percentage of average total assets)
Codorus Valley Bancorp, Inc. (consolidated)	9.62%	8.81%	4.00%	n/a	%	$97,128	$84,116
PeoplesBank	9.35	8.54	4.00	5.00		94,056	81,292

*	Net unrealized gains and losses on securities available-for-sale, net of taxes, are disregarded for capital ratio computation purposes in accordance with federal regulatory banking guidelines.

The Corporation uses loan-to-value ratios (LTV ratios), establishing generally acceptable ratios of the loan amount to the value of the collateral securing the loan, to minimize the risk of loss from the loan portfolio. At December 31, 2011, the LTV ratios listed below were in effect.

Loan type	LTV ratio %
Residential, owner occupied 1-4 units, tax assessment (MD)	90
Residential, owner occupied 1-4 units, tax assessment (York, PA)	80
Residential, owner occupied 1-4 units, certified appraisal	80
Residential, non-owner occupied 1-4 units, certified appraisal	75
Residential, 5 or more units	75
Agricultural	75
Commercial	70
Industrial	65
Vacant land (depending on improvements, approvals)	60-70
Special/limited use properties	50

An acceptable valuation is required on all real estate secured loans. Generally, an appraisal performed by an independent licensed appraiser is required for real estate secured loans where the amount is above $100,000, or is non-owner occupied, or if the LTV ratio is above 70 percent for commercial property or above the limits shown in the above schedule for valuations based on tax assessments for owner occupied residential property, or if an existing appraisal is more than one year old. Exceptions to LTV ratios and the use of a licensed appraiser are sometimes made by management or the Board of Directors when there are compensating factors.

One component of the internal credit risk review is the identification and management of industry concentrations, defined as greater than 10 percent of the total loan portfolio. At year-end 2011 and 2010, the Corporation had two industry concentrations that exceeded 10 percent of the total loan portfolio: builder & developer were 14.9 of the portfolio at December 31, 2011 and 2010, respectively; and commercial real estate investor was 17.0 and 14.9 percent of the portfolio, respectively. Loans to borrowers within these industries are usually collateralized by real estate.

In addition to a comprehensive lending policy, numerous internal reviews of loan and foreclosed real estate portfolios occur throughout the year. Loan portfolios are also reviewed by independent auditors in connection with their annual financial statement audit and are examined periodically by bank regulators.

Nonperforming assets

The following table presents a five-year history of asset categories posing the greatest risk of loss and related ratios. We generally place a loan on nonaccrual status and cease accruing interest income, i.e., recognize interest income on a cash basis as long as the loan is sufficiently collateralized, when loan payment performance is unsatisfactory and the loan is past due 90 days or more. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank. The final category, troubled debt restructurings, pertains to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. The paragraphs below explain significant changes in the aforementioned categories for December 31, 2011, compared to December 31, 2010.

Nonperforming assets are reviewed by management on a monthly basis. We generally rely on appraisals performed by independent licensed appraisers to determine the value of collateral for impaired collateral-dependent loans. Generally, an appraisal is performed when: an account reaches 60 days past due, unless a certified appraisal was completed within the past six months; market values have changed significantly; the condition of the property has changed significantly; or the existing appraisal is outdated. In instances where the value of the collateral is less than the net carrying amount of the loan, a specific loss allowance is established for the difference by recording a loss provision to the income statement. When it is probable that some portion or all of the loan balance will not be collected, that amount is charged off as loss against the allowance. Generally, a loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all of the principal and interest amounts contractually due are current for at least six consecutive payments and future payments are reasonably assured.

Table 10-Nonperforming Assets

	December 31,
(dollars in thousands)	2011	2010	2009	2008	2007

Nonaccrual loans	$5,931	$14,844	$25,558	$8,396	$9,411
Nonaccrual loans, troubled debt restructurings	5,770	3,680	0	0	0
Accruing loans that are contractually past due 90 days or more as to principal and interest	0	197	40	61	222
Total nonperforming loans	11,701	18,721	25,598	8,457	9,633
Foreclosed real estate, net of allowance	16,243	10,572	9,314	2,052	403
Total nonperforming assets	$27,944	$29,293	$34,912	$10,509	$10,036
Accruing troubled debt restructurings	$3,272	$0	$0	$0	$0

Ratios:
Total period-end loans, net of deferred fees	$693,515	$640,849	$645,877	$573,078	$445,719
Allowance for loan losses (ALL)	$8,702	$7,626	$7,175	$4,690	$3,434
ALL as a % of total period-end loans	1.25%	1.19%	1.11%	0.82%	0.77%
Annualized net charge-offs (recoveries) as a % of average total loans	0.58%	0.39%	0.20%	0.13%	(0.20)%
ALL as a % of nonperforming loans	74.38%	40.74%	28.03%	55.45%	35.65%
Nonperforming loans as a % of total period-end loans	1.69%	2.92%	3.96%	1.48%	2.16%
Nonperforming assets as a % of total period-end loans and net foreclosed real estate	3.94%	4.50%	5.33%	1.83%	2.25%
Nonperforming assets as a % of total period-end assets	2.76%	3.06%	3.91%	1.50%	1.69%
Nonperforming assets as a % of total period-end shareholders’ equity	29.97%	38.27%	48.48%	20.14%	20.73%

The level of nonperforming assets for the past three years was relatively high in comparison to the Corporation’s historic level as a result of prolonged weakened economic conditions, including a significant devaluation of real estate, and the corresponding effects it has had on our commercial borrowers.

Nonaccrual loans

On December 31, 2011, the nonaccrual loan portfolio balance totaled $11,701,000 and was comprised primarily of collateralized commercial loans. Comparatively, nonaccrual loans totaled $18,524,000 at year-end 2010. The decrease in nonaccrual loans reflected the reclassification of a $4,266,000 loan to performing status (disclosed in a Form 8-K previously filed on October 3, 2011), reclassification to the foreclosed real estate portfolio, loan charge-offs and payments by borrowers, which more than offset nonaccrual loan additions, principally loan numbers 3 and 4, described below. On December 31, 2011, the nonaccrual loan portfolio was comprised of sixteen unrelated loan relationships with outstanding principal balances ranging in size from $14,500 to $3,618,000. Four unrelated commercial relationships, which represent 82 percent of the total nonaccrual loan portfolio balance, are described below.

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

Loan no. 1— The outstanding principal balance of the loan relationship is $3,618,000. This account is collateralized by three acres of improved real estate located in a major commercial district, a small parcel of improved real estate and the assignment of a personal loan from a third-party whose payments are current. Based on recent appraisals of the real estate, we believe that the loan is adequately collateralized. The borrower is presently operating under a troubled debt restructuring.

Loan no. 2— PeoplesBank owns a 62.5 percent participation interest in this loan relationship. The carrying value of the Bank’s principal at December 31, 2011, was $2,567,000, which reflected two partial charge-offs in September 2011 totaling $2,275,000 due to deterioration in value as reported on Form 8-K filed on October 3, 2011 ($1,075,000 charge-off), and on Form 8-K/A filed on November 10, 2011 ($1,200,000 charge-off). The latter charge-off reflected the results of a public auction held November 3, 2011 of real estate collateral supporting the loan. The collateral originally supporting this out of market loan was a 55 acre parcel of improved real estate that has been subdivided and zoned commercial use. Additionally, there is other collateral that can be liquidated to maximize recovery. During January 2012, the Bank’s share of a recovery, primarily from the sale of real estate, totaled approximately $1,634,000, which reduced its carrying value to $933,000. The Bank is pursuing its legal options against parties to the original loan agreement.

Loan no. 3—At December 31, 2011, the outstanding principal balance of the loan relationship was $2,151,000, collateralized by commercial rental properties whose rent is assigned to PeoplesBank. Based on a recent appraisal of the primary real estate collateralizing the relationship, we believe that the loans are adequately collateralized. The borrower is presently operating under a troubled debt restructuring.

Loan no. 4—At December 31, 2011, the outstanding principal balance of the loan relationship was $1,283,000, which represents three commercial loans guaranteed from 70% to 80%, depending upon the specific loan, by the U.S. Department of Agriculture. A $120,000 allowance for loan losses was established for this relationship. Several parcels of improved real estate provide collateral for the loans, one of which is under contract of sale for $170,000 with settlement scheduled for the first quarter of 2012. The borrower is in the process of obtaining current valuations for the remaining properties so that they can be listed for sale.

For 2011, the gross interest income that would have been recorded if the nonaccrual loans had been current in accordance with their original terms and current throughout the period was approximately $1,029,000. The amount of interest income on those nonaccrual loans that was included in net income for 2011 was approximately $517,000. The interest income recognized on impaired loans, which includes nonaccrual loans, in Note 5–Loans in the notes to the consolidated financial statements, is a lesser amount because it includes interest income only from the time the loan was impaired.

Foreclosed real estate

On December 31, 2011, foreclosed real estate, net of allowance, totaled $16,243,000, compared to $10,572,000 at December 31, 2010. The increase was due primarily to the significant capital improvements made to property no. 1, identified below, and the addition of properties no. 4 and no. 6, identified below, which were reclassified from the nonaccrual loans category. On December 31, 2011, the portfolio was comprised of nine unrelated accounts ranging in size from $193,000 to $7,817,000, which we are actively attempting to liquidate. If a valuation allowance for probable loss was established for a particular property it is so noted in the property description below. Further valuation allowances may be required on any foreclosed property as additional information becomes available or conditions change. Foreclosed real estate is included in the other assets category on the Corporation’s balance sheet. Six unrelated foreclosed real estate properties, which represent 94 percent of the total foreclosed real estate portfolio balance, are described below.

Property no. 1—The carrying amount of this office building property at December 31, 2011 was $7,817,000, which is net of a $403,000 allowance for probable loss based on an independent appraisal less estimated selling costs and other adjustments. Capital expenditures totaling approximately $4,246,000 for shell and tenant improvements to the property were incurred during the year 2011 to complete the project. Tenant improvements, up to an agreed upon allowance, are reimbursable by the tenant as additional rent over the term of the lease. One-time preleasing and other miscellaneous expenses, totaling approximately $1,012,000, were recognized during the year 2011. A reputable tenant took occupancy in 2011 and leased the majority of the building; the recognition of rental income began in August 2011. Approximately $868,000 of rental income was recorded for 2011 while ongoing operating expenses totaled approximately $572,000. The property is being marketed for sale. The value of the property is largely dependent upon the leasing assumptions, which are subject to adjustment.

Property no. 2— The carrying amount of this property at December 31, 2011 was $2,423,000, which is net of a $292,000 allowance for probable loss based on an independent appraisal less estimated selling costs. This account is collateralized by 135 approved residential building lots. Of this total, 28 lots are improved and under contract with a local builder to takedown by June 30, 2012.

Property no. 3— The carrying amount of this property at December 31, 2011 was $2,024,000, which is net of a $1,274,000 allowance for probable loss based on an independent appraisal less estimated selling costs. This account is collateralized by 266 acres of unimproved land that is zoned for residential development. Based on information obtained in 2012, plans to obtain a formal development plan were suspended with the intent to retain the property and investigate other development, disposition or income generating options at some future date. As a result, an impairment loss of approximately $320,000 and a corresponding increase to the allowance was recognized for this property in the first quarter of 2012.

Property no. 4—The carrying amount of this property at December 31, 2011 was $1,617,000, which is comprised of the borrower’s personal residence (presently listed for sale) and a 9.5 acre parcel of unimproved land (under contract of sale). In February 2012, the sale of the unimproved land was completed and the Corporation received net proceeds totaling $837,000, which resulted in a new carrying amount for the property of $780,000.

Property no. 5— PeoplesBank has a 64 percent interest in 42 improved lots within a 20.6 acre established residential subdivision, which represents the original collateral. The carrying value of PeoplesBank’s interest at December 31, 2011 was $866,000, which is net of a $100,000 allowance for probable loss. During June 2010, a purchase agreement was executed which permitted the buyer to develop and sell the lots over a two-year period. Since inception through December 2011, fourteen lots have been sold.

Property no. 6—The carrying amount of this property at December 31, 2011 was $541,000, which is net of a $230,000 allowance for probable loss. In September 2011, the carrying amount was written-down by $900,000 due to deterioration in the value of the property as reported on SEC Form 8-K filed on October 3, 2011. During the fourth quarter of 2011 the Bank collected approximately $84,000, after expenses, from the sale of equipment at auction, which partially collateralized the account. In March 2012, the property was sold and the Corporation received net proceeds totaling $548,000, which it applied against the carrying value bringing it to zero.

At December 31, 2011, there were approximately $3.0 million in potential problem loans being closely monitored by management. Potential problem loans consist of loans classified as substandard where we have doubts as to the ability of the borrower to comply with present repayment terms, and which are not disclosed in Table 10. A loss allowance totaling $100,000 was established at December 31, 2011, for those potential problem commercial loans that, in our judgment, were under collateralized. Comparatively, we were monitoring approximately $4.1 million of potential problem loans at December 31, 2010.

Allowance for loan losses

Although the Corporation maintains sound credit policies, certain loans deteriorate and must be charged off as losses. The allowance for loan losses is maintained to absorb losses inherent in the portfolio. The allowance is increased by provisions charged to expense and is reduced by loan charge-offs, net of recoveries. The allowance is based upon management’s continuous evaluation of the loan portfolio coupled with a formal review of adequacy on a quarterly basis, which is subject to review and approval by the Board. An overview of the methodology and key factors that we use in evaluating the adequacy of the allowance and loan impairment is provided in Note 1-Summary of Significant Accounting Policies in the notes to the consolidated financial statements.

The allowance for loan losses consists primarily of three components: specific allowances for individually impaired commercial loans, allowances calculated for pools of loans and an unallocated component which reflects the margin of imprecision inherent in the assumptions that underlie the evaluation of the adequacy of the allowance. The Corporation uses an internal risk rating system to evaluate individual loans. Loans are segmented into industry groups or pools with similar characteristics, and an allowance for loan losses is allocated to each segment based on quantitative factors such as recent loss history (two-year rolling average of net charge-offs) and qualitative factors, such as the results of internal and external credit reviews, changes in the size and composition of the loan portfolio, adequacy of collateral, general economic conditions and the local business outlook. Determining the level of the allowance for probable loan losses at any given period is difficult, particularly during deteriorating or uncertain economic periods. We must make estimates using assumptions and information that is often subjective and fluid. There is also the potential for adjustment to the allowance as a result of regulatory examinations.

Table 11—Analysis of Allowance for Loan Losses presents an analysis of the activity in the allowance for loan losses over a five-year period. A more detailed analysis of the allowance for the current year is provided in Note 5 –Allowance for Loan Losses in the notes to the consolidated financial statements. Table 12—Allocation of Allowance for Loan Losses presents an allocation of the allowance for loan losses by major loan category. During 2009, the analysis of adequacy of the allowance was refined to better measure risks associated with quantitative and qualitative risk factors applied to pooled industry segments. As a result, the unallocated component of the allowance for loan losses decreased for December 31, 2009, compared to prior years. Generally, the unallocated component for the year 2009 and thereafter reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the loan portfolio.

The allowance was $8,702,000 or 1.25 percent of total loans, on December 31, 2011, compared to $7,626,000 and 1.19 percent, respectively, on December 31, 2010. The increase in the allowance reflects credit quality issues for selected commercial real estate loans and was based on our estimate of the amount necessary to bring the allowance to a level reflective of the risk in the loan portfolio. We considered macro-economic factors such as the prolonged weakness in economic and business conditions that adversely affect the ability of PeoplesBank’s loan clients to repay their loans, including the high level of unemployment and the probable continuation of a downturn in the commercial real estate market. Based on a comprehensive analysis of the loan portfolio, we believe that the allowance for loan losses was adequate at December 31, 2011.

Table 11-Analysis of Allowance for Loan Losses

(dollars in thousands)	2011	2010	2009	2008	2007

Balance - beginning of year	$7,626	$7,175	$4,690	$3,434	$3,126
Provision charged (recovery credited) to operating expense	4,935	2,990	3,715	1,870	(554)
Loans charged off
Commercial, financial, and agricultural	3,444	1,519	750	16	7
Real estate-construction and land development	0	789	310	481	0
Real estate-residential mortgages	141	31	0	0	31
Consumer and home equity	371	298	244	165	27
Total loans charged off	3,956	2,637	1,304	662	65
Recoveries
Commercial, financial, and agricultural	9	24	16	41	886
Real estate-residential mortgages	0	0	6	2	15
Consumer and home equity	88	74	52	5	26
Total recoveries	97	98	74	48	927
Net (recoveries) charge offs	3,859	2,539	1,230	614	(862)
Balance - end of year	$8,702	$7,626	$7,175	$4,690	$3,434

Ratios
Net (recoveries) charge offs as a % of average total loans	0.58%	0.39%	0.20%	0.13%	(0.20)%
Allowance for loan losses as a % of total period-end loans	1.25%	1.19%	1.11%	0.82%	0.77%
Allowance for loan losses as a % of nonperforming loans	74.38%	40.74%	28.03%	55.45%	35.65%

The trend of increased loan charge-offs reflects prolonged weak economic conditions and the effects they had on our commercial borrowers.

Table 12-Allocation of Allowance for Loan Losses

	December 31,
	2011		2010		2009		2008		2007
(dollars in thousands)	Amount	% Total Loans	Amount	% Total Loans	Amount	% Total Loans	Amount	% Total Loans	Amount	% Total Loans

Commercial, financial and agricultural	$5,950	66.6	$5,226	65.5	$4,974	64.3	$2,480	60.7	$1,622	54.5
Real estate - construction and land development	2,170	14.9	1,561	14.9	1,837	16.3	1,016	17.5	615	18.8
Total commercial related	8,120	81.5	6,787	80.4	6,811	80.6	3,496	78.2	2,237	73.3

Real estate - residential mortgages	88	3.1	30	3.2	32	3.4	31	3.2	22	4.6
Consumer and home equity	257	15.4	284	16.4	188	16.0	212	18.6	147	22.1
Total consumer related	345	18.5	314	19.6	220	19.4	243	21.8	169	26.7

Unallocated	237	n/a	525	n/a	144	n/a	951	n/a	1,028	n/a

Total	$8,702	100.0	$7,626	100.0	$7,175	100.0	$4,690	100.0	$3,434	100.0

The specific allocation for any particular loan category may be reallocated in the future as risk assessments change. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire loan portfolio.

Liquidity

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan customers, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, it provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are scheduled investment security maturities and cash inflows, funds received from customer loan payments, and asset sales. The primary sources of liability liquidity are deposit growth, short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At year-end 2011, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $93 million and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $123 million. The Corporation’s loan-to-deposit ratio was 81 percent for year-end 2011, compared to 79 percent for year-end 2010.

Off-Balance sheet arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Financial instruments with off-balance sheet risk are disclosed in Note 14-Commitments to Extend Credit in the notes to the consolidated financial statements totaled $166 million at December 31, 2011, compared to $197 million at December 31, 2010. Normally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn and therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Impact of inflation and changing prices

The majority of assets and liabilities of a financial institution are monetary in nature and therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation may impact the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio. Inflation may also significantly affect noninterest expenses, which tend to rise during periods of general inflation. The level of inflation can be measured by the change in the Consumer Price Index (CPI) for all urban consumers (December vs. December). The change in the CPI for 2011 was 3.0 percent, compared to 1.5 percent for 2010 and 2.7 percent for 2009.

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

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, with an emphasis on Internal Control Over Financial Reporting-Guidance for Smaller Public Companies, also issued by COSO. Based on this assessment, management concluded that, as of December 31, 2011, the Corporation’s internal control over financial reporting is effective based on those criteria.

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

/s/ Larry J. Miller	/s/ Jann A. Weaver
Larry J. Miller	Jann A. Weaver
(Principal Executive Officer)	(Principal Financial and Accounting
Vice-Chairman, President	Officer) Treasurer, and
and Chief Executive Officer	Assistant Secretary

March 27, 2012	March 27, 2012

Item 8: Financial statements and supplementary data
Codorus Valley Bancorp, Inc.
Consolidated Balance Sheets

	December 31,
(dollars in thousands, except share and per share data)	2011	2010
Assets
Interest bearing deposits with banks	$19,640	$32,219
Cash and due from banks	12,555	8,050
Federal funds sold	0	3,000
Total cash and cash equivalents	32,195	43,269
Securities, available-for-sale	233,861	222,536
Restricted investment in bank stocks, at cost	3,635	4,067
Loans held for sale	2,869	4,990
Loans (net of deferred fees of $692 - 2011 and $713 - 2010)	693,515	640,849
Less-allowance for loan losses	(8,702)	(7,626)
Net loans	684,813	633,223
Premises and equipment, net	10,861	10,766
Other assets	43,898	38,481
Total assets	$1,012,132	$957,332

Liabilities
Deposits
Noninterest bearing	$73,760	$65,642
Interest bearing	780,639	740,468
Total deposits	854,399	806,110
Short-term borrowings	10,257	6,763
Long-term debt	46,628	62,042
Other liabilities	7,606	5,878
Total liabilities	918,890	880,793

Shareholders’ equity
Preferred stock, par value $2.50 per share; $1,000 liquidation preference, 1,000,000 shares authorized; 25,000 Series B shares issued and outstanding - 2011 and 16,500 Series A - 2010	25,000	15,983
Common stock, par value $2.50 per share; 10,000,000 shares authorized; 4,202,606 shares issued and outstanding - 2011 and 4,131,802 - 2010	10,507	10,330
Additional paid-in capital	37,253	37,290
Retained earnings	14,558	10,798
Accumulated other comprehensive income	5,924	2,138
Total shareholders’ equity	93,242	76,539
Total liabilities and shareholders’ equity	$1,012,132	$957,332

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Income

	Years ended December 31,
(dollars in thousands, except per share data)	2011	2010	2009
Interest income
Loans, including fees	$39,083	$38,151	$34,750
Investment securities:
Taxable	3,823	3,354	3,414
Tax-exempt	2,430	2,442	2,086
Dividends	7	7	12
Other	68	73	48
Total interest income	45,411	44,027	40,310

Interest expense
Deposits	11,156	11,397	14,202
Federal funds purchased and other short-term borrowings	114	88	53
Long-term debt	1,089	1,669	2,103
Total interest expense	12,359	13,154	16,358
Net interest income	33,052	30,873	23,952

Provision for loan losses	4,935	2,990	3,715
Net interest income after provision for loan losses	28,117	27,883	20,237

Noninterest income
Trust and investment services fees	1,510	1,420	1,348
Income from mutual fund, annuity and insurance sales	1,103	1,477	1,345
Service charges on deposit accounts	2,583	2,471	2,347
Income from bank owned life insurance	647	637	636
Other income	613	601	572
Gain on sales of loans held for sale	777	860	960
Gain on sales of securities	125	108	289
Total noninterest income	7,358	7,574	7,497

Noninterest expense
Personnel	13,748	13,276	13,099
Occupancy of premises, net	2,004	1,926	1,792
Furniture and equipment	1,730	1,670	1,663
Postage, stationery and supplies	519	516	465
Professional and legal	586	488	411
Marketing and advertising	840	700	626
FDIC insurance	1,004	1,297	1,477
Debit card processing	655	585	512
Charitable donations	396	523	250
Telephone	509	560	508
Foreclosed real estate including (gains) losses on sales	1,701	3,275	487
Impaired loan carrying costs	620	972	744
Other	2,767	2,328	2,457
Total noninterest expense	27,079	28,116	24,491
Income before income taxes	8,396	7,341	3,243
Provision (benefit) for income taxes	1,617	1,133	(191)
Net income	6,779	6,208	3,434
Preferred stock dividends and discount accretion	1,460	980	957
Net income available to common shareholders	$5,319	$5,228	$2,477
Net income per common share, basic	$1.28	$1.28	$0.61
Net income per common share, diluted	$1.27	$1.28	$0.61

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2011	2010	2009

Cash flows from operating activities
Net income	$6,779	$6,208	$3,434
Adjustments to reconcile net income to cash provided by operations:
Depreciation/amortization	1,310	1,363	1,394
Net amortization of securities	1,449	1,181	689
Amortization of deferred loan origination fees and costs	(265)	(323)	(255)
Amortization of intangible assets	95	40	40
Provision for loan losses	4,935	2,990	3,715
Provision for losses on foreclosed real estate	829	1,566	189
Deferred income tax benefit	(1,057)	(1,144)	(2,014)
Amortization of investment in real estate partnerships	583	562	541
Increase in cash surrender value of life insurance investment	(647)	(637)	(636)
Originations of loans held for sale	(47,106)	(55,445)	(76,264)
Proceeds from sales of loans held for sale	50,004	52,421	79,345
Gain on sales of loans held for sale	(777)	(860)	(960)
Gain on sales of securities available-for-sale	(125)	(108)	(291)
Loss on sales of securities held-to-maturity	0	0	2
(Gain) loss on disposal of premises and equipment	(3)	8	7
Gain on sales of held for sale assets	0	(35)	0
Gain on sales of foreclosed real estate	(154)	(110)	(114)
Stock-based compensation expense	229	157	203
Increase in accrued interest receivable	(62)	(163)	(927)
Decrease (increase) in other assets	59	755	(3,915)
Decrease in accrued interest payable	(166)	(65)	(54)
Increase in other liabilities	1,903	835	496
Net cash provided by operating activities	17,813	9,196	4,625

Cash flows from investing activities
Purchases of securities, available-for-sale	(60,565)	(92,829)	(132,209)
Maturities, repayments and calls of securities, available-for-sale	37,937	38,153	23,642
Sales of securities, available-for-sale	15,715	4,845	8,947
Calls of securities, held-to-maturity	0	0	519
Sales of securities, held-to-maturity	0	0	933
Redemption (purchase) of restricted investment in bank stock	432	210	(1,585)
Net increase in loans made to customers	(59,274)	(6,130)	(77,469)
Purchases of premises and equipment	(1,402)	(914)	(1,231)
Investment in life insurance	(677)	(7)	(6)
Proceeds from held for sale assets	0	542	0
Investment in foreclosed real estate	(4,246)	(1,705)	(118)
Proceeds from sales of foreclosed real estate	914	8,094	462
Net cash used in investing activities	(71,166)	(49,741)	(178,115)

Cash flows from financing activities
Net increase in demand and savings deposits	51,186	54,026	69,205
Net (decrease) increase in time deposits	(2,896)	29,127	55,623
Net increase (decrease) in short-term borrowings	3,494	(1,703)	(9,817)
Proceeds from issuance of long-term debt	15,000	0	76,000
Repayment of long-term debt	(30,414)	(22,240)	(21,214)
Cash dividends paid to preferred shareholders	(1,087)	(825)	(701)
Cash dividends paid to common shareholders	(1,454)	(1,022)	(1,048)
Redemption of preferred stock and repurchase of common stock warrant	(17,027)	0	0
Issuance of preferred stock	25,000	0	16,461
Issuance of common stock	477	272	285
Net cash provided by financing activities	42,279	57,635	184,794
Net (decrease) increase in cash and cash equivalents	(11,074)	17,090	11,304
Cash and cash equivalents at beginning of year	43,269	26,179	14,875
Cash and cash equivalents at end of year	$32,195	$43,269	$26,179

Supplemental disclosures
Interest paid on deposits and borrowed funds	$12,525	$13,219	$16,412
Income taxes paid	$1,960	$1,719	$1,101

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2009	$0	$10,043	$35,877	$5,057	$1,204	$52,181
Comprehensive income:
Net income				3,434		3,434
Other comprehensive income, net of tax:
Unrealized gain on securities, net					1,197	1,197
Total comprehensive income						4,631
Preferred stock and common stock warrants issued, net of issuance costs of $39	15,678		783			16,461
Preferred stock discount accretion	150			(150)		0
Common stock cash dividends ($0.26 per share)				(1,048)		(1,048)
Preferred stock dividends				(701)		(701)
Stock-based compensation			203			203
Issuance of common stock:
27,773 shares under the dividend reinvestment and stock purchase plan		70	136			206
16,163 shares under the employee stock purchase plan		40	39			79
13,667 shares of stock-based compensation awards		34	(34)			0

Balance, December 31, 2009	15,828	10,187	37,004	6,592	2,401	72,012
Comprehensive income:
Net income				6,208		6,208
Other comprehensive loss, net of tax:
Unrealized losses on securities, net					(263)	(263)
Total comprehensive income						5,945
Preferred stock discount accretion	155			(155)		0
Common stock cash dividends ($0.25 per share)				(1,022)		(1,022)
Preferred stock dividends				(825)		(825)
Stock-based compensation			157			157
Issuance of common stock:
24,463 shares under dividend reinvestment and stock purchase plan		61	136			197
14,316 shares under employee stock purchase plan		36	39			75
18,306 shares of stock-based compensation awards		46	(46)			0

Balance, December 31, 2010	15,983	10,330	37,290	10,798	2,138	76,539
Comprehensive income:
Net income				6,779		6,779
Other comprehensive income, net of tax:
Unrealized gains on securities, net					3,786	3,786
Total comprehensive income						10,565
Preferred stock discount accretion	478			(478)		0
Common stock cash dividends ($0.35 per share)				(1,454)		(1,454)
Preferred stock dividends				(1,087)		(1,087)
Redemption of preferred stock and repurchase of common stock warrant	(16,461)		(566)			(17,027)
Issuance of preferred stock	25,000					25,000
Stock-based compensation			229			229
Issuance of common stock:
26,803 shares under dividend reinvestment and stock purchase plan		67	202			269
14,682 shares under employee stock option plan		37	87			124
11,257 shares under employee stock purchase plan		28	56			84
18,062 shares of stock-based compensation awards		45	(45)			0

Balance, December 31, 2011	$25,000	$10,507	$37,253	$14,558	$5,924	$93,242

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

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and its wholly-owned nonbank subsidiary, SYC Realty Company, Inc. SYC Realty is primarily used to hold foreclosed properties obtained by PeoplesBank pending the liquidation of these properties. The accounts of CVB Statutory Trust No. 1 and No. 2 are not included in the consolidated financial statements as discussed in Note 8 –Short-term Borrowings and Long-term Debt. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

In accordance with FASB ASC Topic 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of December 31, 2011 through the date these financial statements were issued.

Investment Securities

The classification of securities is determined at the time of acquisition and is reevaluated at each reporting date. Securities classified as available-for-sale are debt securities that the Corporation intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in maturity mix of assets and liabilities, income or liquidity needs, regulatory considerations and other factors. Debt securities available-for-sale are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income in shareholders’ equity. Premiums and discounts are recognized in interest income using the interest method over the estimated life of the security. Realized gains and losses from the sale of available-for-sale securities are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the statement of income.

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management must first assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the cost basis of the investment will be recovered. The assessment of the probability of recovery would consider, among other things, the length of time and the extent to which the fair value has been less than cost and the financial condition and near-term prospects of the issuer. More information about investment securities is provided in Note 3 – Securities.

Restricted Stock

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of December 31, 2011 and 2010, consists primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (FHLBP) and to a lesser degree Atlantic Central Bankers Bank (ACBB). Under the FHLBP’s Capital Plan, PeoplesBank is required to maintain a minimum member stock investment, both as a condition of becoming and remaining a member and as a condition of obtaining borrowings from the FHLBP. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

During February 2012, the FHLBP announced, among other things, the declaration of a dividend of 0.10 percent annualized for the fourth quarter of 2011. The FHLBP reported that future dividends will be dependent upon the condition of its private-label residential mortgage-back securities portfolio, its overall financial performance, retained earnings and other factors. Prior to its recent stock dividend declaration, dividend payments had been suspended by the FHLBP since December 2008. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted, (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during 2011 and 2010.

Loans Held for Sale

Loans held for sale are reported at the lower of cost or fair value, as determined by the aggregate commitments from investors or current investor yield requirements. The amount by which cost exceeds fair value, if any, is accounted for as a valuation allowance and is charged to expense in the period of the change.

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

Loans whose terms are modified are classified as troubled debt restructurings if the Corporation grants borrowers experiencing financial difficulties concessions that it would not otherwise consider. Concessions granted under a troubled debt restructuring may involve a reduction in interest rate to a below market rate or an extension of a loan’s stated maturity date. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for a reasonable period of time, generally six consecutive months after modification. Loans classified as troubled debt restructurings are designated as impaired.

Federal regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to the Corporation. Based on a comprehensive analysis of the loan portfolio, the Corporation believes that the level of the allowance for loan losses at December 31, 2011 was adequate.

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

Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation expense is calculated principally on the straight-line method over the assets’ estimated useful lives. Estimated useful lives are seven to forty years for buildings and improvements, three to twenty years for furniture and equipment and three to five years for computer equipment and software. Maintenance and repairs are charged to expense as incurred. The cost of significant improvements to existing assets is capitalized and amortized over the shorter of the asset’s useful life or related lease term. When facilities are retired or otherwise disposed of, the depreciated cost is removed from the asset accounts, and any gain or loss is reflected in the statement of income.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through acceptance of a deed-in-lieu of foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition. Revenue and expense from operations and changes in the valuation allowance are included in expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At December 31, 2011, foreclosed real estate, net of allowance was $16,243,000, compared to $10,572,000 for December 31, 2010.

Investments in Real Estate Partnerships

In March 2003, PeoplesBank acquired a 73.47 percent limited partner interest in a real estate joint venture known as Village Court, which was formed to develop, construct, own and operate a 60-unit affordable housing complex located in Dover Township, York County, Pennsylvania. Construction of the housing complex was completed in the fourth quarter of 2004 and the complex was fully leased by December 31, 2004. The investment balance included in other assets was $846,000 at December 31, 2011, compared to $1,148,000 at December 31, 2010. Additionally, PeoplesBank is a 99.99 percent limited partner in a real estate joint venture known as SMB Properties that rehabilitated and now operates seven buildings in the City of York, Pennsylvania as part of a revitalization initiative. The buildings provide low-income housing to qualified families and, to a lesser degree, space for commercial purposes. The investment balance included in other assets was $22,000 at December 31, 2011, compared to $303,000 at December 31, 2010.

Investment and related tax credits are accounted for under the effective yield method of accounting under which tax credits are recognized as they are allocated, and the cost of the investment is amortized to provide a constant yield over the period that tax credits are allocated, generally ten years.

Bank Owned Life Insurance

PeoplesBank invests in bank owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by PeoplesBank on a select group of employees and directors. PeoplesBank is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies and is included in other assets in the amount of $14,814,000 at December 31, 2011, compared to $13,499,000 at December 31, 2010.

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

The Corporation accounts for uncertain tax positions as required by FASB ASC Topic 740. FASB ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, the accounting standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. No significant income tax uncertainties have been identified by the Corporation; therefore, the Corporation recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2011 or 2010. The Corporation’s policy is to recognize interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statement of Income. The Company did not recognize any interest and penalties for the year ended December 31, 2011. The tax years subject to examination by the taxing authorities are the years ended December 31, 2010, 2009, and 2008.

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

Fair Value of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 16. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

Per Common Share Data
Basic net income per common share is calculated as net income available to common shareholders divided by the weighted average number of common shares outstanding. Diluted net income per common share is calculated as net income available to common shareholders divided by the weighted average number of common shares outstanding plus common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options and warrants and are determined using the treasury stock method. All share and per share amounts are adjusted for stock dividends that are declared prior to the issuance of the consolidated financial statements.

The computation of net income per common share for the years ended December 31, 2011, 2010 and 2009 is provided in the table below.

(in thousands, except per share data)	2011	2010	2009
Net income available to common shareholders	$5,319	$5,228	$2,477

Weighted average shares outstanding (basic)	4,159	4,093	4,043
Effect of dilutive stock options	26	6	0
Weighted average shares outstanding (diluted)	4,185	4,099	4,043

Basic earnings per common share	$1.28	$1.28	$0.61
Diluted earnings per common share	$1.27	$1.28	$0.61

Anti-dilutive stock options and common stock warrants excluded from the computation of earnings per share	179	463	477

Stock-Based Compensation
The Corporation accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, which requires public companies to recognize compensation expense related to stock-based compensation awards in their statements of operations. Compensation expense is equal to the fair value of the stock-based compensation awards and is recognized over the vesting period of such awards. More information is provided in Note 12.

Cash Flow Information
For purposes of the statements of cash flows, the Corporation considers interest bearing deposits with banks, cash and due from banks, and federal funds sold to be cash and cash equivalents. Noncash items for the years ended December 31, 2011, 2010 and 2009 consisted of the transfer of loans to foreclosed real estate for $3,013,000, $9,104,000 and $7,681,000, respectively, and the transfer of loans held for sale to the held-to-maturity loan portfolio of $0, $160,000 and $3,986,000, respectively. The increase in other liabilities for the year ended December 31, 2011, includes accounts payable for investment in foreclosed real estate of $116,000 and purchase of securities of $1,063,000. Additional noncash items for the year ended December 31, 2009 included the transfer of securities held-to-maturity to the available-for-sale portfolio of $987,000 and the transfer of premises and equipment to held for sale assets of $507,000.

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

(dollars in thousands)	2011	2010	2009
Unrealized holding gains (losses) arising during the year	$5,861	$(291)	$2,106
Reclassification adjustment for gains included in income	(125)	(108)	(291)
Net unrealized gains (losses)	5,736	(399)	1,815
Tax effect	(1,950)	136	(618)
Net of tax amount	$3,786	$(263)	$1,197

Segment Reporting
Management has determined that it operates in only one segment, community banking. The Corporation’s non-banking activities are insignificant to the consolidated financial statements.

Recent Accounting Pronouncements
The FASB issued ASU 2011-12, “Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05”. In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, “Presentation of Comprehensive Income”, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies, and fiscal years ending after December 15, 2012 for nonpublic companies. The Corporation is evaluating the impact of the Update on its consolidated financial statements.

The FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. The provisions of this Update amend FASB ASC Topic 220, Comprehensive Income”, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The Update prohibits the presentation of the components of comprehensive income in the statement of shareholders’ equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the reporting entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this Update are effective for fiscal years and interim periods beginning after December 31, 2011 for public entities. As the two remaining options for presentation existed prior to the issuance of this Update, early adoption is permitted. The Corporation is evaluating the impact of the Update on its consolidated financial statements.

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

In November 2008, the Securities and Exchange Commission (SEC) released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB). Under the proposed roadmap, the Corporation may be required to prepare financial statements in accordance with IFRS as early as 2015. The SEC has indicated it will make a determination in 2012 regarding the mandatory adoption of IFRS. The Corporation is currently assessing the impact that this potential change would have on its consolidated financial statements, and it will continue to monitor the development of the potential implementation of IFRS.

NOTE 2-Restrictions on Cash and Due from Banks

The Bank is required to maintain average reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. The reserves averaged $797,000 for 2011 and $705,000 for 2010. The Bank is also required to maintain compensating balances with correspondent banks which was $76,000 at both December 31, 2011 and 2010.

NOTE 3-Securities

A summary of securities, available-for-sale at December 31, is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof. Also included in the portfolio are investments in the obligations of states and municipalities. With the exception of an approximately $13.3 million portfolio (fair value) of Texas municipal utility district bonds, which has its own criteria for investment, the remaining municipal bonds are almost all rated A or above by at least one national rating service at December 31, 2011. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At December 31, 2011, the fair value of the municipal bond portfolio was concentrated in the states of Pennsylvania at 34 percent and Texas at 21 percent.

				Estimated
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
2011
Debt securities:
U.S. Treasury notes	$10,003	$131	$0	$10,134
U.S. agency	29,593	1,080	0	30,673
U.S. agency mortgage-backed, residential	103,017	3,456	(29)	106,444
State and municipal	82,272	4,340	(2)	86,610
Total debt securities, available-for-sale	$224,885	$9,007	$(31)	$233,861
2010
Debt securities:
U.S. Treasury notes	$8,014	$126	$0	$8,140
U.S. agency	13,519	155	(31)	13,643
U.S. agency mortgage-backed, residential	108,967	2,213	(827)	110,353
State and municipal	88,796	2,079	(475)	90,400
Total debt securities, available-for-sale	$219,296	$4,573	$(1,333)	$222,536

The amortized cost and estimated fair value of debt securities at December 31, 2011 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on selected debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$13,290	$13,403
Due after one year through five years	151,346	157,616
Due after five years through ten years	56,426	58,741
Due after ten years	3,823	4,101
Total debt securities	$224,885	$233,861

Gross realized gains and losses on sales of securities, available-for-sale is shown below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	For Years Ended December 31,
(dollars in thousands)	2011	2010	2009

Realized gains	$229	$108	$291
Realized losses	(104)	0	0
Net gains	$125	$108	$291

Securities, issued by agencies of the federal government, with a carrying value of $136,827,000 and $125,785,000 on December 31, 2011 and December 31, 2010, respectively, were pledged to secure public and trust deposits, repurchase agreements, other short-term borrowings and Federal Home Loan Bank debt.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at December 31, 2011 and 2010.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
2011
Debt securities:
U.S. agency	$0	$0	$0	$0	$0	$0
U.S. agency mortgage-backed, residential	13,430	29	0	0	13,430	29
State and municipal	856	2	0	0	856	2
Total temporarily impaired debt securities, available-for-sale	$14,286	$31	$0	$0	$14,286	$31

2010
Debt securities:
U.S. agency	$4,969	$31	$0	$0	$4,969	$31
U.S. agency mortgage-backed, residential	50,982	827	0	0	50,982	827
State and municipal	20,382	429	350	46	20,732	475
Total temporarily impaired debt securities, available-for-sale	$76,333	$1,287	$350	$46	$76,683	$1,333

At December 31, 2011, the unrealized losses of $31,000 within the less than 12 months category were attributable to five different securities. Of this total, three securities were rated triple-A by Moody’s rating as obligations of U.S. government sponsored enterprises and the two securities were municipal bonds rated AA- by Standard & Poor’s rating service.

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

The Corporation believes that unrealized losses at December 31, 2011 and 2010 were primarily the result of changes in market interest rates and that it has the ability to hold these investments for a time necessary to recover the amortized cost. To date, the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

NOTE 4-Loans

The table below provides the composition of the loan portfolio at December 31. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows us to monitor risk and performance. Those industries representing the largest dollar investment and most risk are listed separately. The other commercial loans category is comprised of a multitude of industries, including health services, professional services, public administration, restaurant, service, transportation, finance, natural resources, recreation and religious organization. The Corporation has not engaged in sub-prime residential mortgage originations.

(dollars in thousands)	2011	2010
Builder & developer	$103,514	$95,735
Commercial real estate investor	118,133	95,281
Residential real estate investor	62,564	55,930
Hotel/Motel	52,871	48,041
Wholesale & retail	60,328	44,963
Manufacturing	25,976	24,989
Agriculture	17,368	14,247
Other	124,821	136,198
Total commercial related loans	565,575	515,384
Residential mortgages	21,324	20,357
Home equity	58,390	56,294
Other	48,226	48,814
Total consumer related loans	127,940	125,465
Total loans	$693,515	$640,849

Concentrations of credit risk arise when a number of customers are engaged in similar business activities in the same geographic region or have similar economic features that could cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Most of the Corporation’s business is with customers in York County, Pennsylvania and northern-central Maryland, specifically Baltimore, Harford and Carroll counties. Although this focus may pose a concentration risk geographically, we believe that the diverse local economy and our detailed knowledge of the customer base lessens this risk. At December 31, 2011 and 2010, the Corporation had two industry concentrations that exceeded 10 percent of the total loan portfolio: builder & developer, which was 14.9 percent of the portfolio at December 31, 2011 and 2010, respectively; and commercial real estate investor, which was 17.0 and 14.9 percent of the portfolio, respectively. Loans to borrowers within these industries are usually collateralized by real estate.

The principal balance of outstanding loans to directors, executive officers, principal shareholders and any associates of such persons was $2,887,000 at December 31, 2011 and $2,608,000 at December 31, 2010. During 2011, total additions were $1,071,000 and total repayments and reductions were $792,000. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collection. As of year-end 2011, all loans to this group were current and performing in accordance with contractual terms.

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

The table below presents a summary of loan risk ratings by loan class at December 31, 2011 and 2010.

(dollars in thousands)	Pass	Special Mention	Substandard	Nonaccrual	Total
December 31, 2011
Builder & developer	$90,429	$11,392	$533	$1,160	$103,514
Commercial real estate investor	102,374	13,519	161	2,079	118,133
Residential real estate investor	58,331	3,681	0	552	62,564
Hotel/Motel	52,871	0	0	0	52,871
Wholesale & retail	54,193	2,354	811	2,970	60,328
Manufacturing	25,262	0	714	0	25,976
Agriculture	16,879	0	489	0	17,368
Other	111,227	9,095	0	4,499	124,821
Total commercial related loans	511,566	40,041	2,708	11,260	565,575
Residential mortgage	21,113	7	34	170	21,324
Home equity	58,088	79	188	35	58,390
Other	47,359	597	34	236	48,226
Total consumer related loans	126,560	683	256	441	127,940
Total loans	$638,126	$40,724	$2,964	$11,701	$693,515

December 31, 2010
Builder & developer	$84,409	$2,647	$453	$8,226	$95,735
Commercial real estate investor	85,420	9,534	148	179	95,281
Residential real estate investor	55,346	94	0	490	55,930
Hotel/Motel	48,041	0	0	0	48,041
Wholesale & retail	37,252	1,850	1,019	4,842	44,963
Manufacturing	24,989	0	0	0	24,989
Agriculture	13,747	0	500	0	14,247
Other	123,965	6,300	1,913	4,020	136,198
Total commercial related loans	473,169	20,425	4,033	17,757	515,384
Residential mortgage	20,109	0	43	205	20,357
Home equity	56,183	12	0	99	56,294
Other	47,933	418	0	463	48,814
Total consumer related loans	124,225	430	43	767	125,465
Total loans	$597,394	$20,855	$4,076	$18,524	$640,849

The table below presents a summary of impaired loans at December 31, 2011 and 2010. Generally, impaired loans are loans risk rated substandard and nonaccrual. An allowance is established for those individual loans that are commercial related and only those consumer related loans classified as troubled debt restructurings where the Corporation has doubt as to full recovery of the outstanding principal balance. The recorded investment represents outstanding unpaid principal loan balances adjusted for charge-offs.

	December 31, 2011			December 31, 2010
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance:
Builder & developer	$2,627	$2,627	$0	$8,260	$8,260	$0
Commercial real estate investor	3,965	4,065	0	0	0	0
Residential real estate investor	463	463	0	394	394	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	3,781	6,056	0	1,019	1,019	0
Manufacturing	714	714	0	0	0	0
Agriculture	0	0	0	0	0	0
Other commercial	3,619	3,619	0	5,219	5,219	0
Residential mortgage	204	314	0	248	294	0
Home equity	223	223	0	99	99	0
Other consumer	270	270	0	463	463	0
Total impaired loans with no related allowance	$15,866	$18,351	$0	$15,702	$15,748	$0

Impaired loans with a related allowance:
Builder & developer	$264	$264	$147	$419	$419	$25
Commercial real estate investor	0	0	0	327	427	185
Residential real estate investor	89	89	30	96	96	10
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	0	0	0	4,842	4,842	675
Manufacturing	0	0	0	0	0	0
Agriculture	489	489	100	500	500	100
Other commercial	880	880	120	714	714	200
Residential mortgage	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total impaired loans with a related allowance	$1,722	$1,722	$397	$6,898	$6,998	$1,195

Total impaired loans:
Builder & developer	$2,891	$2,891	$147	$8,679	$8,679	$25
Commercial real estate investor	3,965	4,065	0	327	427	185
Residential real estate investor	552	552	30	490	490	10
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	3,781	6,056	0	5,861	5,861	675
Manufacturing	714	714	0	0	0	0
Agriculture	489	489	100	500	500	100
Other commercial	4,499	4,499	120	5,933	5,933	200
Residential mortgage	204	314	0	248	294	0
Home equity	223	223	0	99	99	0
Other consumer	270	270	0	463	463	0
Total impaired loans	$17,588	$20,073	$397	$22,600	$22,746	$1,195

The table below presents a summary of average impaired loans and related interest income that was included in net income for the year ended December 31, 2011, which has been expanded and refined to include all loans to comply with credit reporting disclosures. The table that immediately follows for years 2010 and 2009 is in a more highly summarized form pertaining solely to commercial loans.

(dollars in thousands)	Average Recorded Investment	Interest Income	Cash Basis
Impaired loans with no related allowance:
Builder & developer	$5,248	$424	$374
Commercial real estate investor	1,958	108	73
Residential real estate investor	443	3	2
Hotel/Motel	0	0	0
Wholesale & retail	2,242	79	0
Manufacturing	143	5	0
Agriculture	0	0	0
Other commercial	5,067	383	308
Residential mortgage	262	13	11
Home equity	152	4	0
Other consumer	515	37	20
Total impaired loans with no related allowance	$16,030	$1,056	$788

Impaired loans with a related allowance:
Builder & developer	$796	$0	$0
Commercial real estate investor	166	0	0
Residential real estate investor	93	0	0
Hotel/Motel	0	0	0
Wholesale & retail	2,905	0	0
Manufacturing	0	0	0
Agriculture	496	35	0
Other commercial	777	8	0
Residential mortgage	0	0	0
Home equity	0	0	0
Other consumer	0	0	0
Total impaired loans with a related allowance	$5,233	$43	$0

Total impaired loans:
Builder & developer	$6,044	$424	$374
Commercial real estate investor	2,124	108	73
Residential real estate investor	536	3	2
Hotel/Motel	0	0	0
Wholesale & retail	5,147	79	0
Manufacturing	143	5	0
Agriculture	496	35	0
Other commercial	5,844	391	308
Residential mortgage	262	13	11
Home equity	152	4	0
Other consumer	515	37	20
Total impaired loans	$21,263	$1,099	$788

The following table presents information regarding impaired commercial related loans as of and for the year ended December 31, 2010 and 2009.

dollars in thousands	2010	2009
Impaired loans without a related allowance	$14,892	24,605
Impaired loans with a related allowance	$6,898	$7,828
Allowance for impaired loans	$1,195	$2,401
Average recorded investment in impaired loans	$26,434	$28,688
Interest income	$697	$609
Cash basis	$456	$28

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule which shows the length of time a payment is past due. The table below presents a summary of past due loans, current loans and nonaccrual loans by loan segment and class at December 31, 2011 and 2010.

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due Accruing	Nonaccrual	Current	Total Loans
December 31, 2011
Builder & developer	$1,709	$0	$0	$1,709	$1,160	$100,645	$103,514
Commercial real estate investor	0	0	0	0	2,079	116,054	118,133
Residential real estate investor	0	0	0	0	552	62,012	62,564
Hotel/Motel	0	0	0	0	0	52,871	52,871
Wholesale & retail	525	0	0	525	2,970	56,833	60,328
Manufacturing	0	0	0	0	0	25,976	25,976
Agriculture	0	0	0	0	0	17,368	17,368
Other	109	0	0	109	4,499	120,213	124,821
Total commercial related loans	2,343	0	0	2,343	11,260	551,972	565,575
Residential mortgage	320	0	0	320	170	20,834	21,324
Home equity	236	0	0	236	35	58,119	58,390
Other	677	1	0	678	236	47,312	48,226
Total consumer related loans	1,233	1	0	1,234	441	126,265	127,940
Total loans	$3,576	$1	$0	$3,577	$11,701	$678,237	$693,515

December 31, 2010
Builder & developer	$33	$370	$0	$403	$8,226	$87,106	$95,735
Commercial real estate investor	0	0	0	0	179	95,102	95,281
Residential real estate investor	212	0	0	212	490	55,228	55,930
Hotel/Motel	0	0	0	0	0	48,041	48,041
Wholesale & retail	0	0	0	0	4,842	40,121	44,963
Manufacturing	0	0	0	0	0	24,989	24,989
Agriculture	0	0	0	0	0	14,247	14,247
Other	0	392	0	392	4,020	131,786	136,198
Total commercial related loans	245	762	0	1,007	17,757	496,620	515,384
Residential mortgage	0	409	0	409	205	19,743	20,357
Home equity	264	50	0	314	99	55,881	56,294
Other	304	43	197	544	463	47,807	48,814
Total consumer related loans	568	502	197	1,267	767	123,431	125,465
Total loans	$813	$1,264	$197	$2,274	$18,524	$620,051	$640,849

The table below shows loans whose terms have been modified under troubled debt restructurings (TDRs) during the year ended December 31, 2011. Loans classified as TDRs are designated impaired and arise when the Corporation grants borrowers experiencing financial difficulties concessions that it would not otherwise consider. Concessions granted to the commercial related loans below involved an extension of the maturity date or a below market interest rate relative to new debt with similar risk. Generally, commercial loans are secured by real estate. If repayment of the loan is determined to be collateral dependent, the loan is evaluated for impairment loss based on the fair value of the collateral. For commercial loans that are not collateral dependent, the present value of expected future cash flows, discounted at the loan’s effective interest rate, is used to determine any impairment loss. Since December 31, 2010, there was no impairment loss recognized on any of the TDRs reported below. Moreover, these loans are all performing under their modified terms.

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

December 31, 2011:

(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructurings:
Commercial related loans
nonaccrual	1	$2,151	$2,151
accruing	3	$3,097	$3,097
Consumer related loans
nonaccrual	0	$0	$0
accruing	1	$188	$188

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings
That Subsequently Defaulted:
Commercial related loans	0	$0
Consumer related loans	0	$0

NOTE 5-Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the years ended December 31, 2011 and 2010, and in summary for December 31, 2009.

December 31, 2011:

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/ Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:
Beginning Balance	$1,561	$1,887	$698	$345	$949	$155	$175	$1,017	$6,787
Charge-offs	(966)	0	(18)	0	(2,420)	0	0	(40)	(3,444)
Recoveries	2	0	0	0	6	0	0	1	9
Provisions	1,573	116	(175)	49	3,271	(4)	9	(71)	4,768
Ending Balance	$2,170	$2,003	$505	$394	$1,806	$151	$184	$907	$8,120

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated	2011
Allowance for loan losses:
Beginning Balance	$30	$83	$201	$314	$525	$7,626
Charge-offs	(141)	(173)	(198)	(512)	0	(3,956)
Recoveries	0	8	80	88	0	97
Provisions	199	168	88	455	(288)	4,935
Ending Balance	$88	$86	$171	$345	$237	$8,702

December 31, 2010:

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/ Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:
Beginning Balance	$1,837	$2,556	$658	$334	$337	$175	$75	$838	$6,810
Charge-offs	(874)	(1,399)	0	0	0	0	0	(35)	(2,308)
Recoveries	1	18	0	0	0	0	0	5	24
Provisions	597	712	40	11	612	(20)	100	209	2,261
Ending Balance	$1,561	$1,887	$698	$345	$949	$155	$175	$1,017	$6,787

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated	2010
Allowance for loan losses:
Beginning Balance	$33	$75	$113	$221	$144	$7,175
Charge-offs	(31)	(30)	(268)	(329)	0	(2,637)
Recoveries	0	0	74	74	0	98
Provisions	28	38	282	348	381	2,990
Ending Balance	$30	$83	$201	$314	$525	$7,626

December 31, 2009:

(dollars in thousands)	Total commercial related	Total consumer related	Unallocated	2009
Allowance for loan losses:
Beginning Balance	$3,496	$243	$951	$4,690
Charge-offs	(1,060)	(244)	0	(1,304)
Recoveries	16	58	0	74
Provisions	4,359	163	(807)	3,715
Ending Balance	$6,811	$220	$144	$7,175

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment at December 31, 2011 and 2010.

December 31, 2011:

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/ Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:

Individually evaluated for impairment	$147	$0	$30	$0	$0	$0	$100	$120	$397
Collectively evaluated for impairment	2,023	2,003	475	394	1,806	151	84	787	7,723
Balance, December 31, 2011	$2,170	$2,003	$505	$394	$1,806	$151	$184	$907	$8,120

Loans:

Individually evaluated for impairment	$2,891	$3,965	$552	$0	$3,781	$714	$489	$4,499	$16,891
Collectively evaluated for impairment	100,623	114,168	62,012	52,871	56,547	25,262	16,879	120,322	548,684
Balance, December 31, 2011	$103,514	$118,133	$62,564	$52,871	$60,328	$25,976	$17,368	$124,821	$565,575

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated	Total
Allowance for loan losses:

Individually evaluated for impairment	$0	$0	$0	$0	$0	$397
Collectively evaluated for impairment	88	86	171	345	237	8,305
Balance, December 31, 2011	$88	$86	$171	$345	$237	$8,702

Loans:

Individually evaluated for impairment	$0	$0	$0	$0		$16,891
Collectively evaluated for impairment	21,324	58,390	48,226	127,940		676,624
Balance, December 31, 2011	$21,324	$58,390	$48,226	$127,940		$693,515

December 31, 2010:

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/ Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:

Individually evaluated for impairment	$25	$185	$10	$0	$675	$0	$100	$200	$1,195
Collectively evaluated for impairment	1,536	1,702	688	345	168	155	75	923	5,592
Balance, December 31, 2010	$1,561	$1,887	$698	$345	$843	$155	$175	$1,123	$6,787

Loans:

Individually evaluated for impairment	$8,679	$327	$490	$0	$5,861	$0	$500	$5,933	$21,790
Collectively evaluated for impairment	87,056	94,954	55,440	48,041	39,102	24,989	13,747	130,265	493,594
Balance, December 31, 2010	$95,735	$95,281	$55,930	$48,041	$44,963	$24,989	$14,247	$136,198	$515,384

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated	Total
Allowance for loan losses:

Individually evaluated for impairment	$0	$0	$0	$0	$0	$1,195
Collectively evaluated for impairment	30	83	201	314	525	6,431
Balance, December 31, 2010	$30	$83	$201	$314	$525	$7,626

Loans:

Individually evaluated for impairment	$0	$0	$0	$0		$21,790
Collectively evaluated for impairment	20,357	56,294	48,814	125,465		619,059
Balance, December 31, 2010	$20,357	$56,294	$48,814	$125,465		$640,849

NOTE 6-Premises and Equipment

The following table presents a summary of premises and equipment as of December 31, 2011 and 2010.

(dollars in thousands)	2011	2010
Land	$1,001	$954
Buildings and improvements	12,458	12,346
Capitalized leased premises	672	672
Equipment	12,695	11,927
	26,826	25,899
Less-accumulated depreciation/amortization	(15,965)	(15,133)
Premises and equipment, net	$10,861	$10,766

PeoplesBank leases certain banking branches under capital and noncancellable operating leases. The terms include various renewal options and provide for rental increases based upon predetermined factors. Total lease expenses under operating leases amounted to $409,000 in 2011, $401,000 in 2010, and $350,000 in 2009.

At December 31, 2011, future minimum lease payments for these leases and a capital lease are payable as follows:

(dollars in thousands)	Capital Lease	Operating Leases
2012	$102	$403
2013	102	313
2014	102	238
2015	102	101
2016	0	81
Thereafter	0	136
Total future minimum lease payments	408	$1,272
Less interest	(78)
Present value of minimum lease payments	$330

NOTE 7-Deposits

The composition of deposits as of December 31, 2011 and 2010 is shown below.

(dollars in thousands)	2011	2010
Noninterest bearing demand	$73,760	$65,642
NOW	68,518	61,398
Money market	253,598	220,923
Savings	30,309	27,037
Time deposits less than $100,000	247,190	255,674
Time deposits $100,000 or more	181,024	175,436
Total deposits	$854,399	$806,110

The following table presents scheduled maturities of time deposits by year as of December 31, 2011.

(dollars in thousands)	2011
2012	$183,603
2013	114,524
2014	78,100
2015	30,764
2016	19,125
Thereafter	2,098
Total time deposits	$428,214

NOTE 8-Short-term Borrowings and Long-term Debt

The schedule below provides a summary of short-term borrowings that consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. Securities sold under agreements to repurchase are overnight borrowings between PeoplesBank and its commercial depositors and are subject to daily repricing. Federal Funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. Other short-term borrowings consist of credit available through the Federal Home Loan Bank of Pittsburgh (FHLBP), Atlantic Central Bankers Bank (ACBB) and the Federal Reserve Discount Window. PeoplesBank maintains a line-of credit (Open Repo Plus) with the FHLBP which is a revolving term commitment used on an overnight basis. The term of this commitment may not exceed 364 days, and it reprices daily at market rates. The Corporation maintains an unsecured line of credit of $3 million with ACBB which is renewable annually. The interest rate on the ACBB line is the greater of Wall Street Journal Prime or 5%. PeoplesBank has approximately $19 million of collateralized borrowing availability at the Federal Reserve Discount Window.

The following table presents a summary of aggregate short-term borrowings as of and for the years ended December 31, 2011, 2010 and 2009.

	2011		2010		2009
(dollars in thousands)	Repurchase agreements	Short-term borrowings	Repurchase agreements	Short-term borrowings	Repurchase agreements	Short-term borrowings
Amount outstanding at end of year	$10,257	$0	$6,763	$0	$8,466	$0
Weighted average interest rate at end of year	0.79%	0%	0.99%	0%	1.00%	0%
Maximum amount outstanding at any month-end	$12,647	$0	$10,623	$0	$8,466	$16,292
Daily average amount outstanding	$11,546	$0	$8,803	$0	$2,173	$1,829
Approximate weighted average interest rate for the year	0.99%	0%	1.00%	0%	0.99%	1.70%

Securities that serve as collateral for securities sold under agreements to repurchase and pledged to provide access to the Federal Reserve Bank Discount Window and Federal Funds remain in available-for-sale securities. The fair value of these securities is $40,277,000 at December 31, 2011.

The following table presents a summary of long-term debt as of December 31, 2011 and 2010.

(dollars in thousands)	2011	2010
PeoplesBank obligations:
FHLBP
Due January 2011, 2.06%	$0	$14,000
Due January 2011, 4.30% amortizing	0	3,401
Due August 2011, 2.42%	0	12,000
Due January 2012, 2.34%	10,000	10,000
Due June 2012, 4.25% amortizing	170	567
Due December 2012, 1.91%	5,000	5,000
Due May 2013, 3.46% amortizing	818	1,371
Due December 2013, 2.39%	5,000	5,000
Due July 2014, 1.38%	5,000	0
Due July 2015, 1.90%	5,000	0
Due July 2016, 2.35%	5,000	0
Total FHLBP	35,988	51,339
Capital lease obligation	330	393
Codorus Valley Bancorp, Inc. obligations:
Due 2034, 2.57%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly after December 2009	3,093	3,093
Due 2036, 1.94%, floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly after July 2011	7,217	7,217
Total long-term debt	$46,628	$62,042

PeoplesBank’s long-term debt obligations to FHLBP are fixed rate instruments. Under terms of a blanket collateral agreement with the FHLBP, the line-of-credit and long term advances are secured by FHLBP stock, U.S. agency mortgage-backed securities and qualifying loan receivables, principally real estate secured loans. As of December 31, 2011, total unused credit with the FHLBP was approximately $123 million.

In June 2006, Codorus Valley formed CVB Statutory Trust No. 2, a wholly-owned special purpose subsidiary whose sole purpose was to facilitate a pooled trust preferred debt issuance of $7,217,000. In November 2004, Codorus Valley formed CVB Statutory Trust No. 1 to facilitate a pooled trust preferred debt issuance of $3,093,000. The Corporation owns all of the common stock of these nonbank subsidiaries, and the debentures are the sole assets of the Trusts. The accounts of both Trusts are not consolidated for financial reporting purposes in accordance with FASB ASC 810. For regulatory capital purposes, all of the Corporation’s trust preferred securities qualified as Tier 1 capital for all reported periods. Trust preferred securities are subject to capital limitations under the FDIC’s risk-based capital guidelines, i.e., the portion that exceeds 25 percent of capital qualifies as Tier 2 capital. The Corporation used the net proceeds from these offerings to fund its operations.

Total long-term debt maturities over the next five years are as follows: $15,813,000 in 2012, $5,323,000 in 2013, $5,086,000 in 2014, $5,096,000 in 2015 and $5,000,000 in 2016.

NOTE 9-Regulatory Matters

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

Quantitative measures established by regulators to ensure capital adequacy require the Corporation and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of tier 1 capital to quarter-to-date average assets (leverage ratio). In December 2011, PeoplesBank received the most recent notification from the Federal Deposit Insurance Corporation, which categorized PeoplesBank as “well capitalized”, as of September 30, 2011, under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change PeoplesBank’s well capitalized category. As of December 31, 2010, PeoplesBank was also categorized as “well capitalized”.

	Actual		Minimum for Capital Adequacy		Well Capitalized Minimum*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Codorus Valley Bancorp, Inc. (consolidated)
December 31, 2011
Capital ratios:
Tier 1 risk-based	$97,128	13.35%	$29,097	4.00%	n/a	n/a
Total risk-based	105,830	14.55	58,194	8.00	n/a	n/a
Leverage	97,128	9.62	40,379	4.00	n/a	n/a

December 31, 2010
Capital ratios:
Tier 1 risk-based	$84,116	12.51%	$26,905	4.00%	n/a	n/a
Total risk-based	91,742	13.64	53,811	8.00	n/a	n/a
Leverage	84,116	8.81	38,194	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
December 31, 2011
Capital ratios:
Tier 1 risk-based	$94,056	12.98%	$28,975	4.00%	$43,463	6.00%
Total risk-based	102,758	14.19	57,950	8.00	72,438	10.00
Leverage	94,056	9.35	40,239	4.00	50,299	5.00

December 31, 2010
Capital ratios:
Tier 1 risk-based	$81,292	12.13%	$26,805	4.00%	$40,207	6.00%
Total risk-based	88,918	13.27	53,610	8.00	67,012	10.00
Leverage	81,292	8.54	38,079	4.00	47,599	5.00

NOTE 10-Shareholders’ Equity

Preferred stock issued under the US Treasury’s Small Business Lending Fund Program

On August 18, 2011, as part of the Treasury Small Business Lending Fund (SBLF) program, the Corporation entered into a Securities Purchase Agreement (SBLF Purchase Agreement) with the United States Department of the Treasury (Treasury) pursuant to which the Corporation sold to the Treasury, for an aggregate purchase price of $25 million, 25,000 shares of senior non-cumulative, perpetual preferred stock, Series B, $1,000 liquidation value, $2.50 par value. The preferred stock was issued pursuant to the SBLF program, a $30 billion fund established under the Small Business Lending Jobs Act of 2010 that was created to encourage lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.

The SBLF Preferred Stock qualifies as Tier 1 regulatory capital and pays non-cumulative dividends quarterly on each January 1, April 1, July 1 and October 1 of each year which commenced October 3, 2011. The dividend rate can fluctuate on a quarterly basis for the first 10 quarters during which the SBLF Preferred Stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank. Based upon the increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period has been set at 5 percent. For the second through ninth calendar quarters, the dividend rate may be adjusted between one percent (1%) and five percent (5%) per annum to reflect the amount of change in the Bank’s level of QSBL. If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level is less than 10%, then the dividend rate payable on the SBLF Preferred Stock would increase. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QSBL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

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

On September 28, 2011, the Corporation repurchased the outstanding CPP common stock warrant from the U.S. Treasury for $526,604, which was recorded as a reduction to additional paid-in-capital.

Information about the CPP preferred stock and common stock warrant is disclosed in Note 10–Shareholders’ Equity in the notes to the consolidated financial statements in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Corporation maintains a Dividend Reinvestment and Stock Purchase Plan (Plan). Shareholders of common stock may participate in the Plan, which allows additional shares of common stock to be purchased with reinvested dividends at prevailing market prices. Beginning in August 2008, purchases were made from the Corporation from its authorized, but unissued, common stock. Prior to August 2008, all shares were purchased from the open market. Purchases were made by an independent purchasing agent retained to act as agent for Plan participants, and the purchase price to participants was the actual price paid, excluding brokerage commissions and other expenses which were paid by the Corporation. All shares reserved have been issued as of December 31, 2011. On January 26, 2012, an additional 150,000 shares were reserved for issuance under the Plan. The Plan also permits participants to make additional voluntary cash payments to purchase shares of the Corporation’s common stock.

NOTE 11- Benefit Plans

Defined Contribution Plan
The Corporation maintains a 401(k) savings and investment plan covering substantially all employees. Under the plan, employees can contribute a percentage of their gross salary. In 2011, 2010, and 2009, the Corporation matched 50 percent of the first 6 percent of an employee’s contribution. The Corporation’s expense for the 401(k) savings and investment plan was $207,000 for 2011, $220,000 for 2010, and $217,000 for 2009.

Supplemental Benefit Plans
PeoplesBank maintains supplemental retirement plans for selected executives. The expense associated with these plans was approximately $267,000 for 2011, $316,000 for 2010, and $990,000 for 2009. The 2009 amount included a one time expense of $760,000 to provide additional retirement benefits.

Coincidental with this benefit increase was the termination of a post retirement split-dollar life insurance benefit, which reduced accrued benefit expense as described within the following section. The accrued liability for the supplemental retirement plans was $3,179,000 at December 31, 2011 and $2,912,000 at December 31, 2010. Income earned from bank owned life insurance policies was used to finance the cost of supplemental benefit plans, and provide a tax-exempt return to PeoplesBank.

Post Retirement Split-dollar Life Insurance Benefit
In 2011, the Corporation recorded $28,000 of net expense, which resulted in a cumulative accrued liability of $236,000 at December 31, 2011. Comparatively, in 2010, the Corporation recorded $19,000 of net expense, which resulted in a cumulative accrued liability of $208,000 at December 31, 2010.

In 2009, the Corporation bought out the executive participants who were vested in the post retirement split-dollar life insurance benefit plan. Termination of this liability resulted in a one time benefits reduction of approximately $469,000. During 2009, the Corporation recorded $25,000 net expense which resulted in a cumulative accrued liability of $189,000 at December 31, 2009.

NOTE 12-Stock-Based Compensation

FASB ASC Topic 718 requires that the fair value of equity awards granted to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such awards.

Option and Stock Incentive Plans
The following table presents information about the Corporation’s option and stock incentive plans as of December 31, 2011.

Plan	Types of grants	Number of shares reserved (2)	Number of outstanding options (2)	Number of shares available for future issuance (2)
1998 Independent Directors Stock Option Plan (1998 Plan) (1)	Stock options	8,445	8,445	0
2000 Stock Incentive Plan (2000 Plan) (1)	Stock options Stock appreciation rights Restricted stock	129,335	101,019	0
2007 Long Term Incentive Plan (LTIP)	Stock options Stock appreciation rights Restricted stock Stock awards	139,641	137,646	1,995

(1)	All options available for grant under the 1998 and 2000 Plans have been granted.
(2)	Shares/options are subject to adjustment in the event of specified changes in the Corporation’s captial structure.

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

(dollars in thousands)	2011	2010	2009
Compensation expense	$210	$132	$171
Tax benefit	(52)	(31)	(33)
Net income effect	$158	$101	$138

The tax benefit shown in the preceding table is less than the benefit that would be calculated using the Corporation’s 34% statutory Federal tax rate. Under FASB ASC Topic 718, tax benefits are only recognized over the vesting period for options that ordinarily will generate a tax deduction when exercised (non-qualified stock options) and restricted stock awards.

The Corporation granted 23,557 non-qualified stock options, 27,925 incentive stock options, and 18,115 shares of restricted stock from the Long Term Incentive Plan (LTIP) in 2011. In 2010, the Corporation granted 21,726 non-qualified stock options, 26,148 incentive stock options, and 18,306 shares of restricted stock from the Long Term Incentive Plan (LTIP). In 2009, the Corporation granted 21,000 non-qualified stock options and 7,688 shares of restricted stock from the LTIP and 22,097 incentive stock options and 5,979 shares of restricted stock from the 2000 Plan. The weighted average grant-date fair value of options granted was $2.62 in 2011, $2.89 in 2010, and $1.95 in 2009. The fair value of the options awarded is estimated on the date of grant using the Black-Scholes valuation model, which is dependent upon certain weighted-average assumptions as presented below.

	2011	2010	2009
Expected life (in years)	5.63	7.09	5.25
Risk-free interest rate	0.97%	1.72%	2.55%
Expected volatility	48.60%	44.20%	46.30%
Expected dividend yield	3.50%	3.50%	4.00%

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

A summary of stock options activity from the option and stock incentive plans is shown below.

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2011	242,384	$10.70	5.8 years	$177
Granted	51,482	8.25
Exercised	(16,442)	7.72
Cancelled	(1,214)	9.06
Expired	(29,100)	9.85
Outstanding at December 31, 2011	247,110	$10.49	6.6 years	$65

Exerciseable at December 31, 2011	194,599	$11.06	5.7 years	$63

The following table presents information about stock options exercised for the years ended December 31, 2011, 2010 and 2009.

(dollars in thousands)	2011	2010	2009
Total intrinsic value of options exercised	$42	$0	$0
Cash received from options exercised	127	0	0
Tax deduction realized from options exercised	14	0	0

The following table presents information about non-vested options and restricted stock, adjusted for stock dividends declared, for the year ended December 31, 2011.

	Stock Options		Restricted Stock
	Options	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2011	53,765	$9.74	33,885	$7.96
Vested	(51,522)	9.65	(8,542)	6.92
Cancelled	(1,214)	9.06	(1,006)	8.01
Granted	51,482	8.25	18,115	8.25
Non-vested at December 31, 2011	52,511	$8.39	42,452	$8.30

As of December 31, 2011, total unrecognized compensation cost related to nonvested options and restricted stock was $360,000. The cost is expected to be recognized over a weighted average period of 0.9 years.

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

The following table presents information about the ESPP for the years ended December 31, 2011, 2010 and 2009.

(dollars in thousands)	2011	2010	2009
ESPP shares purchased	11,257	14,363	16,163
Average purchase price per share (85% of market value)	$7.467	$5.242	$4.895
Compensation expense recognized (in thousands)	$19	$25	$32

The shares were purchased from the open market until the second offering period of 2008, when the Corporation began issuing from authorized, but unissued, common stock to satisfy the purchase. Shares reserved and available for issuance as of December 31, 2011 were 127,195 shares, net of shares issued for the required reinvestment of cash dividends. Shares reserved for future issuance under the plan are subject to adjustment in the event of specified changes in the Corporation’s capital structure.

Employee Stock Bonus Plan

The Corporation also maintains an Employee Stock Bonus Plan, administered by nonemployee members of the Corporation’s Board of Directors, under which the Corporation may issue shares of its common stock to employees as performance based compensation. Shares reserved and available for issuance as of December 31, 2011 were 14,292 shares. Shares reserved for future issuance under the plan are subject to adjustment in the event of specified changes in the Corporation’s capital structure. No shares of stock were issued under the Employee Stock Bonus Plan in 2011, 81 shares of stock were issued in 2010, and no shares of stock were issued in 2009.

NOTE 13-Income Taxes

The following table presents the provision for income taxes for the years ended December 31, 2011, 2010 and 2009.

(dollars in thousands)	2011	2010	2009
Current tax provision:
Federal	$2,518	$2,099	$1,739
State	156	178	84
Deferred tax benefit	(1,057)	(1,144)	(2,014)
Total tax provision (benefit)	$1,617	$1,133	$(191)

The provision for income taxes includes $42,000, $37,000 and $98,000 of applicable income tax expense related to net investment security gains in 2011, 2010 and 2009, respectively.

The differences between the effective income tax rate and the Federal statutory income tax rate for the years ended December 31, 2011, 2010 and 2009 are shown below.

	2011	2010	2009

Statutory tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Low-income housing credits	(3.0)	(3.6)	(8.6)
Tax-exempt interest income	(12.2)	(14.1)	(27.0)
Disallowed interest	1.0	1.2	3.0
Bank owned life insurance income	(2.6)	(3.0)	(6.7)
State income taxes, net of federal tax benefit	1.2	(0.1)	1.7
Other, net	0.9	1.0	(2.2)
Effective income tax rate	19.3%	15.4%	(5.8)%

Significant components of the Corporation’s deferred tax asset, included in other assets as of December 31, 2011, 2010 and 2009 are shown below.

(dollars in thousands)	2011	2010
Deferred tax assets:
Allowance for loan losses	$3,099	$2,697
Deferred compensation	1,227	1,093
Low-income housing partnerships	601	501
Tax credit carryforward	545	384
Foreclosed real estate	887	474
Other	911	696
Total deferred tax assets	7,270	5,845

Deferred tax liabilities:
Deferred loan fees	514	446
Depreciation	254	29
Net unrealized gains on available-for-sale securities	3,051	1,101
Other	354	279
Total deferred tax liabilities	4,173	1,855
Net deferred tax assets	$3,097	$3,990

The Corporation has low-income housing tax credit carryforwards that expire through 2031. Based on the level of historical income projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Corporation will realize the benefits of its deferred tax assets as of December 31, 2011.

NOTE 14-Commitments to Extend Credit

In the normal course of business, the Corporation is a party to various financial transactions that are not funded as of the balance sheet date. Off-balance sheet financial instruments, which enable Bank customers to meet their financing needs, are comprised mainly of commitments to extend credit and standby letters of credit. Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a customer to a third party. The credit and market risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. To manage these risks, the Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments and requires collateral to support these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2011 and 2010, for guarantees under standby letters of credit issued was not material. Normally, commitments to extend credit and letters of credit have fixed expiration dates or termination clauses, have specific rates and are for specific purposes. Many of the commitments are expected to expire without being extended; therefore, total commitment amounts do not necessarily represent future cash requirements.

A summary of outstanding commitments at December 31, 2011 and 2010 is shown below.

(dollars in thousands)	2011	2010
Commitments to grant loans
Fixed rate	$14,485	$26,534
Variable rate	19,705	31,828

Unfunded commitments of existing loans
Fixed rate	$26,731	$32,312
Variable rate	93,770	97,462

Standby letters of credit	$11,532	$8,793

NOTE 15-Contingent Liabilities

Periodically, the Corporation and its subsidiary Bank may be defendants in legal proceedings relating to the conduct of their banking business. Most of such legal proceedings are normal parts of the banking business and, in management’s opinion, do not materially affect the financial position or results of operations of the Corporation.

Note 16—Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Corporation’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts that could be realized in sales transactions on the dates indicated. The estimated fair value amounts have been measured as of their respective period-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different from the amounts reported at each period end.

Fair value measurement guidance defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction, i.e., not a forced liquidation or distressed sale, between market participants at the measurement date under current market conditions. Additional guidance is provided on determining when the volume and level of activity for the asset or liability has significantly decreased and on identifying circumstances when a transaction may not be considered orderly.

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

(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
December 31, 2011
Measured at fair value on a recurring basis:
Securities, available-for-sale:
U.S. Treasury notes	$10,134	$10,134	$0	$0
U.S. agency	30,673	0	30,673	0
U.S. agency mortgage-backed, residential	106,444	0	106,444	0
State and municipal	86,610	0	86,610	0
Measured at fair value on a nonrecurring basis:
Impaired loans	4,222	0	0	4,222
Foreclosed real estate	14,093	0	0	14,093
December 31, 2010
Measured at fair value on a recurring basis:
Securities, available-for-sale:
U.S. Treasury notes	$8,140	$8,140	$0	$0
U.S. agency	13,643	0	13,643	0
U.S. agency mortgage-backed, residential	110,353	0	110,353	0
State and municipal	90,400	0	90,400	0
Measured at fair value on a nonrecurring basis:
Impaired loans	5,787	0	0	5,787
Foreclosed real estate	4,447	0	0	4,447

For financial assets measured at fair value, the fair value measurements by level within the fair value hierarchy are as follows:

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments and certain nonfinancial assets at December 31, 2011 and 2010:

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

Loans held for sale (carried at lower of cost or fair value)
The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan. At December 31, 2011 and 2010, the fair value of loans held for sale exceeded the cost basis, therefore, no write-down to fair value, valuation allowance or charge to earnings were recorded.

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

Impaired loans (generally carried at fair value)
Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. A portion of the allowance for loan losses is allocated to impaired loans if the value of the collateral supporting such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes that the uncollectability of a loan is confirmed. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At December 31, 2011, the fair value consists of loan balances of $4,222,000, net of valuation allowances of $397,000 and charge-offs of $2,485,000, compared to loan balances of $5,787,000, net of valuation allowances of $1,195,000 and charge-offs of $146,000 at December 31, 2010.

Foreclosed Real Estate (carried at lower of cost or fair value)
Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. At December 31, 2011, the carrying value of other real estate owned with a valuation allowance was $14,093,000 ($16,488,000 less $2,395,000 allowance), which pertained to six unrelated properties. At December 31, 2010, the carrying value of other real estate owned with a valuation allowance was $4,447,000 ($6,013,000 less $1,566,000 allowance), which pertained to two unrelated properties.

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

Off-balance sheet financial instruments
Fair values for the Corporation’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. These amounts were not considered to be material at December 31, 2011 and 2010.

The estimated fair values of the Corporation’s financial instruments were as follows at December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets
Cash and cash equivalents	$32,195	$32,195	$43,269	$43,269
Securities, available-for-sale	233,861	233,861	222,536	222,536
Restricted investment in bank stocks	3,635	3,635	4,067	4,067
Loans held for sale	2,869	2,926	4,990	5,054
Loans, net	684,813	694,260	633,223	637,896
Interest receivable	3,652	3,652	3,590	3,590

Financial liabilities
Noninterest bearing demand, NOW, money market and savings deposits	$426,185	$426,185	$375,000	$375,000
Time deposits	428,214	436,716	431,110	438,907
Short-term borrowings	10,257	10,257	6,763	6,763
Long-term debt	36,318	36,991	51,732	52,294
Junior subordinated debt	10,310	4,538	10,310	4,330
Interest payable	521	521	687	687

Off-balance sheet instruments	0	0	0	0

Note 17-Condensed Financial Information-Parent Company Only
Condensed Balance Sheets

	December 31,
(dollars in thousands)	2011	2010
Assets
Cash and due from banks	$70	$183
Investment in bank subsidiary	100,170	83,715
Investment in other subsidiaries	1,167	576
Premises and equipment, net	3,445	3,534
Other assets	375	322
Total assets	$105,227	$88,330

Liabilities
Long-term debt	$10,310	$10,310
Long-term debt with bank subsidiary	1,317	1,436
Other liabilities	358	45
Total liabilities	11,985	11,791

Shareholders’ equity	93,242	76,539
Total liabilities and shareholders’ equity	$105,227	$88,330

Condensed Statements of Income

	Years ended December 31,
(dollars in thousands)	2011	2010	2009
Income
Interest from investment securities	$6	$6	$88
Dividends from bank subsidiary	2,514	1,398	3,329
Loss on sales of securities	0	0	(3)
Total income	2,520	1,404	3,414

Expense
Interest expense on short-term borrowings	0	0	23
Interest expense on long-term debt	313	325	396
Occupancy of premises, net	187	131	149
Other	253	207	192
Total expense	753	663	760
Income before applicable income tax benefit and undistributed earnings (losses) of subsidiaries	1,767	741	2,654
Applicable income tax benefit	253	223	233
Income before undistributed earnings of subsidiaries	2,020	964	2,887
Equity in undistributed earnings of bank subsidiary	4,869	5,308	605
Equity in undistributed losses of other subsidiaries	(110)	(64)	(58)
Net income	$6,779	$6,208	$3,434
Preferred stock dividends and discount accretion	1,460	980	957
Net income available to common shareholders	$5,319	$5,228	$2,477

Note 17-Condensed Financial Information-Parent Company Only (continued)

Condensed Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2011	2010	2009
Cash flows from operating activities
Net income	$6,779	$6,208	$3,434
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	159	159	150
Equity in undistributed earnings of subsidiaries, net	(4,759)	(5,244)	(547)
Other, net	488	158	278
Net cash provided by operating activities	2,667	1,281	3,315

Cash flows from investing activities
Securities, held-to-maturity Sales	0	0	933
Additional investment in bank subsidiary	(7,800)	(1,000)	(17,444)
Return of (additional) investment in other subsidiary	(700)	1,550	(130)
Purchases of premises and equipment	(70)	(22)	(167)
Net cash (used in) provided by investing activities	(8,570)	528	(16,808)

Cash flows from financing activities
Net (decrease) increase in short-term borrowings	0	0	(1,675)
Repayments of long-term debt	(119)	(110)	(101)
Cash dividends paid to preferred shareholders	(1,087)	(825)	(701)
Cash dividends paid to common shareholders	(1,454)	(1,022)	(1,048)
Redemption of preferred stock and common stock warrant	(17,027)	0	0
Issuance of preferred stock	25,000	0	16,461
Issuance of common stock	477	272	285
Net cash provided by (used in) financing activities	5,790	(1,685)	13,221
Net increase (decrease) in cash and cash equivalents	(113)	124	(272)
Cash and cash equivalents at beginning of year	183	59	331
Cash and cash equivalents at end of year	$70	$183	$59

Note 18-Quarterly Results of Operations (Unaudited)

A summary of the quarterly results of operations for the years ended December 31, 2011 and 2010 is shown below.

	2011				2010
(dollars in thousands,	Quarter				Quarter
except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First

Interest income	$11,503	$11,738	$11,263	$10,907	$11,334	$11,218	$10,920	$10,555
Interest expense	2,958	3,131	3,127	3,143	3,307	3,298	3,232	3,317
Net interest income	8,545	8,607	8,136	7,764	8,027	7,920	7,688	7,238
Provision for loan losses	150	3,560	550	675	1,080	560	630	720
Noninterest income	1,565	1,666	1,619	1,606	1,692	1,617	1,758	1,539
Gain on sales of loans held for sale	355	126	120	176	322	177	217	144
Noninterest expense	6,792	6,317	6,932	7,038	7,849	6,941	7,242	6,084
Income before taxes and securities gain (loss)	3,523	522	2,393	1,833	1,112	2,213	1,791	2,117
Gain (loss) on sales of securities	150	0	0	(25)	0	0	108	0
Income before income taxes	3,673	522	2,393	1,808	1,112	2,213	1,899	2,117
Provision (benefit) for income taxes	938	(139)	521	297	20	433	274	406
Net income	2,735	661	1,872	1,511	1,092	1,780	1,625	1,711
Preferred stock dividends and discount accretion	312	657	246	245	245	245	245	245
Net income available to common shareholders	$2,423	$4	$1,626	$1,266	$847	$1,535	$1,380	$1,466

Net income per common share, basic	$0.58	$0.00	$0.39	$0.31	$0.21	$0.37	$0.34	$0.36
Net income per common share, diluted	$0.58	$0.00	$0.39	$0.30	$0.21	$0.37	$0.34	$0.36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Codorus Valley Bancorp, Inc.
York, Pennsylvania

          We have audited the accompanying consolidated balance sheets of Codorus Valley Bancorp, Inc. and subsidiaries (“Corporation”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. Codorus Valley Bancorp, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Codorus Valley Bancorp, Inc. and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Harrisburg, Pennsylvania
March 28, 2012

Item 9: Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A: Controls and procedures

The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act performed as of December 31, 2011, the Chief Executive and Chief Financial Officers of the Corporation concluded that the Corporation’s disclosure controls and procedures were adequate. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. A Report of Management’s Assessment of Internal Control Over Financial Reporting is located on page 43 of this Annual Report.

The Chief Executive and Chief Financial Officers are not aware of any changes in internal controls over financial reporting or in other factors that has materially affected these controls subsequent to December 31, 2011, the date of their evaluation.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted, which among other things, exempted non-accelerated SEC filers such as the Corporation, i.e., companies with a public float below $75 million, from the requirement of the Sarbanes-Oxley Act’s section 404(b) external auditor’s attestation of internal controls over financial reporting.

For 2012, PeoplesBank will become subject to FDIC regulation 363.3(b), which requires depository institutions with total assets of $1 billion or more to engage an independent public accountant to examine, attest to, and report on the assertion of management concerning the institution’s internal control structure and procedures for financial reporting. The FDIC’s independent attestation requirement is essentially equivalent to the SEC’s independent attestation requirement under section 404(b) of the Sarbanes-Oxley Act.

Item 9B: Other information

None.

PART III

Item 10: Directors, executive officers and corporate governance

Information appearing in the Proxy Statement relating to the 2012 Annual Meeting of Shareholders to be held May 15, 2012 (Proxy Statement), under the heading, “Proposal 1-Election of Directors: and the caption “Information about Nominees and Continuing Directors,” under the heading “Security Ownership of Directors, Nominees, Executive Officers and Certain Beneficial Owners” and the caption “Executive Officers,” and under the heading “Governance of the Corporation” is incorporated by reference in response to this item.

The Corporation has adopted a Code of Business Conduct and Ethics (Code of Ethics) as defined in Item 406 of Regulation S-K. The Code of Ethics was filed as Exhibit 14 to a Form 8-K, filed with the SEC on March 3, 2008, and is incorporated by reference in response to this item. The Code of Ethics is also accessible on PeoplesBank’s website at www.peoplesbanknet.com, under About Us by clicking the Investor Relations tab and then the link to Governance Documents.

Information appearing in the Proxy Statement, under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference in response to this item.

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

See Exhibit Index.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codorus Valley Bancorp, Inc. (Registrant)

/s/ Larry J. Miller
Larry J. Miller, Vice-Chairman,	Date: March 27, 2012
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity

/s/ Rodney L. Krebs	Chairman of the Board of	3/27/12
Rodney L. Krebs	Directors and Director

/s/ Larry J. Miller	President, Chief Executive Officer,	3/27/12
Larry J. Miller	Vice-Chairman of the Board of
(Principal Executive Officer)	Directors and Director

/s/ D. Reed Anderson	Director	3/27/12
D. Reed Anderson, Esq.

/s/ Cynthia A. Dotzel	Director	3/27/12
Cynthia A. Dotzel, CPA

/s/ Jeffrey R. Hines	Director	3/27/12
Jeffrey R Hines, P.E.

/s/ MacGregor S. Jones	Director	3/27/12
MacGregor S. Jones

/s/ William H. Simpson	Director	3/27/12
William H. Simpson

/s/ Dallas L. Smith	Director	3/27/12
Dallas L. Smith

/s/ Harry R. Swift	Secretary and General Counsel,	3/27/12
Harry R. Swift, Esq.	Director

/s/ Michael L. Waugh	Director	3/27/12
Hon. Michael L. Waugh

/s/ Jann A. Weaver	Treasurer and Assistant Secretary	3/27/12
Jann A. Weaver
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with the Commission on November 15, 2010)

3.2	Amended By-laws (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 17, 2012)

3.3	Certificate of Designations for the Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2009)

3.4

Certificate of Designation of Senior Non-Cumulative Perpetual Preferred Stock, Series B(Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 24, 2011)

4

Rights Agreement dated as of November 4, 2005 (Incorporated by reference to Exhibit 4 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with the Commission on November 15, 2010), as amended January 9, 2009 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with the Commission on November 15, 2010), as further amended August 18, 2011 (Incorporated by reference to exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 24, 2011)

4.1

Securities Purchase Agreement dated as of January 9, 2009, between the Registrant and the United States Department of Treasury (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2009)

4.2

Warrant, dated January 9, 2009, to purchase shares of Common Stock of the Registrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2009)

4.3

Small Business Lending Fund- Securities Purchase Agreement, dated August 18, 2011, between Codorus Valley Bancorp, Inc and the Secretary of the Treasury, with respect to the issuance and sale of the SBLF Preferred Stock (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 24, 2011)

4.4

Repurchase Agreement, dated August 18, 2011, between Codorus Valley Bancorp, Inc and the United States Department of the Treasury, with respect to the repurchase and redemption of the CPP Preferred Stock (Incorporated by reference to Exhibit 10. 2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 24, 2011)

4.5	Warrant Letter Agreement, Dated September 28, 2011 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 29, 2011)

10.1	1996 Stock Incentive Plan (Incorporated by reference to Exhibit 99 of Registration Statement No. 333-09277 on Form S-8, filed with the Commission on July 31, 1996) *

10.2

Employment Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry J. Miller, dated December 27, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with the Commission on November 15, 2010), as amended August 9, 2011 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 11, 2011) *

10.3

Employment Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Harry R. Swift, dated August 25, 2009. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 31, 2009), as amended August 9, 2011 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 11, 2011) *

10.4

Change of Control Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Jann A. Weaver, dated December 27, 2005. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with the Commission on November 15, 2010) *

10.5	1998 Independent Directors Stock Option Plan (Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-61851 on Form S-8, filed with the Commission on August 19, 1998) *

10.6	2000 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-40532 on Form S-8, filed with the Commission on June 30, 2000) *

10.7	2001 Employee Stock Bonus Plan (Incorporated by reference to Exhibit 99.1 of Registration Statement No. 333-68410 on Form S-8, filed with the Commission on August 27, 2001) *

10.8	Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 of Registration Statement No. 333-179179 on Form S-3D, filed with the Commission on January 26, 2012)

10.9

Form of Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller, Harry R. Swift and Jann Allen Weaver, dated October 1, 1998. (Incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for December 31, 2009 filed with the Commission on March 24, 2010) *

10.10

Form of Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller, Harry R. Swift and Jann Allen Weaver, dated December 27, 2005. (Incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for December 31, 2009 filed with the Commission on March 24, 2010) *

10.11

Form of Second Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller, Harry R. Swift and Jann Allen Weaver, dated December 23, 2008. (Incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for December 31, 2009 filed with the Commission on March 24, 2010) *

10.12

Form of Group Term Replacement Plan, dated January 1, 2009 pertaining to senior officers of the Corporation’s subsidiary, PeoplesBank, A Codorus Valley Company. (Incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for December 31, 2009 filed with the Commission on March 24, 2010) *

10.13

Form of Director Group Term Replacement Plan, dated December 1, 1998, including Split Dollar Policy Endorsements pertaining to non-employee directors of the Corporation’s subsidiary, PeoplesBank, A Codorus Valley Company. (Incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K for December 31, 2009 filed with the Commission on March 24, 2010) *

10.14

Long Term Nursing Care Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry J. Miller, dated December 27, 2005. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with the Commission on November 15, 2010) *

10.15

Codorus Valley Bancorp, Inc. Change in Control and Supplemental Benefit Trust Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Hershey Trust Company, dated January 25, 2006. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with the Commission on November 15, 2010) and Resignation and Appointment of Trustee – filed herein*

10.16

Amended and Restated Declaration of Trust of CVB Statutory Trust No. 2, dated as of June 28, 2006, among Codorus Valley Bancorp, Inc., as sponsor, the Delaware and institutional trustee named therein, and the administrators named therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.17

Indenture, dated as of June 28, 2006, between Codorus Valley Bancorp, Inc., as issuer, and the trustee named therein, relating to the Junior Subordinated Debt Securities due 2036. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.18

Guarantee Agreement, dated as of June 28, 2006, between Codorus Valley Bancorp, Inc. and guarantee trustee named therein. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.19	2007 Long-Term Incentive Plan of Codorus Valley Bancorp, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 12, 2007) *

10.20	2007 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 12, 2007) *

10.21	Executive Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February21, 2012) *

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 3, 2008)

21	List of subsidiaries of the Codorus Valley Bancorp, Inc.

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.