Form 10-Q
period 2012-03-31
CODORUS VALLEY BANCORP INC
filed 2012-05-08
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2012
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from_____________to______________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On May 1, 2012, 4,212,686 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.
Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.
Consolidated Balance Sheets
Unaudited

	March 31,	December 31,
(dollars in thousands, except share and per share data)	2012	2011
Assets
Interest bearing deposits with banks	$27,507	$19,640
Cash and due from banks	11,596	12,555
Total cash and cash equivalents	39,103	32,195
Securities, available-for-sale	235,295	233,861
Restricted investment in bank stocks, at cost	3,457	3,635
Loans held for sale	4,807	2,869
Loans (net of deferred fees of $793 - 2012 and $692 - 2011)	703,459	693,515
Less-allowance for loan losses	(8,889)	(8,702)
Net loans	694,570	684,813
Premises and equipment, net	10,798	10,861
Other assets	41,828	43,898
Total assets	$1,029,858	$1,012,132

Liabilities
Deposits
Noninterest bearing	$84,301	$73,760
Interest bearing	790,297	780,639
Total deposits	874,598	854,399
Short-term borrowings	13,756	10,257
Long-term debt	36,368	46,628
Other liabilities	9,868	7,606
Total liabilities	934,590	918,890

Shareholders’ equity
Preferred stock, par value $2.50 per share; $1,000 liquidation preference, 1,000,000 shares authorized; 25,000 Series B shares issued and outstanding - 2012 and 2011	25,000	25,000
Common stock, par value $2.50 per share; 10,000,000 shares authorized; 4,212,686 shares issued and outstanding - 2012 and 4,202,606 - 2011	10,532	10,507
Additional paid-in capital	37,445	37,253
Retained earnings	16,282	14,558
Accumulated other comprehensive income	6,009	5,924
Total shareholders’ equity	95,268	93,242
Total liabilities and shareholders’ equity	$1,029,858	$1,012,132

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Income
Unaudited

	Three months ended March 31,
(dollars in thousands, except per share data)	2012	2011
Interest income
Loans, including fees	$9,870	$9,312
Investment securities:
Taxable	907	942
Tax-exempt	597	636
Dividends	4	2
Other	15	15
Total interest income	11,393	10,907

Interest expense
Deposits	2,456	2,835
Federal funds purchased and other short-term borrowings	24	28
Long-term debt	211	280
Total interest expense	2,691	3,143
Net interest income	8,702	7,764
Provision for loan losses	250	675
Net interest income after provision for loan losses	8,452	7,089

Noninterest income
Trust and investment services fees	408	357
Income from mutual fund, annuity and insurance sales	188	342
Service charges on deposit accounts	611	601
Income from bank owned life insurance	156	165
Other income	162	141
Net gain on sales of loans held for sale	259	176
Net gain (loss) on sales of securities	49	(25)
Total noninterest income	1,833	1,757

Noninterest expense
Personnel	3,678	3,531
Occupancy of premises, net	508	497
Furniture and equipment	463	449
Postage, stationery and supplies	134	140
Professional and legal	159	102
Marketing and advertising	210	150
FDIC insurance	219	344
Debit card processing	177	154
Charitable donations	447	227
Telephone	132	135
Foreclosed real estate including (gains) losses on sales	593	485
Impaired loan carrying costs	45	266
Other	505	558
Total noninterest expense	7,270	7,038
Income before income taxes	3,015	1,808
Provision for income taxes	725	297
Net income	2,290	1,511
Preferred stock dividends and discount accretion	188	245
Net income available to common shareholders	$2,102	$1,266
Net income per common share, basic	$0.50	$0.31
Net income per common share, diluted	$0.50	$0.30

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Comprehensive Income
Unaudited

	Three months ended March 31,
(dollars in thousands)	2012	2011
Net income	$2,290	$1,511
Other comprehensive income:
Securities available for sale:
Net unrealized holding gains arising during the period (net of tax expense of $61 and $124, respectively)	117	242
Reclassification adjustment for (gains) losses included in net income (net of tax expense of $17 and tax benefit of $9, respectively)	(32)	16
Net unrealized gains	85	258
Comprehensive income	$2,375	$1,769

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Cash Flows
Unaudited

	Three months ended March 31,
(dollars in thousands)	2012	2011
Cash flows from operating activities
Net income	$2,290	$1,511
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	331	331
Net amortization of securities	337	395
Amortization of deferred loan origination fees and costs	(54)	(68)
Amortization of intangible assets	7	9
Provision for loan losses	250	675
Provision for losses on foreclosed real estate	707	0
Deferred income tax benefit	0	(21)
Amortization of investment in real estate partnership	86	145
Increase in cash surrender value of life insurance investment	(156)	(165)
Originations of loans held for sale	(16,520)	(9,105)
Proceeds from sales of loans held for sale	14,841	13,181
Net gain on sales of loans held for sale	(259)	(176)
(Gain) loss on disposal of premises and equipment	(8)	1
Net (gain) loss on sales of securities available-for-sale	(49)	25
Loss on sales of foreclosed real estate	1	46
Stock-based compensation expense	116	97
Decrease in accrued interest receivable	282	109
(Increase) decrease in other assets	(531)	130
Decrease in accrued interest payable	(30)	(10)
(Decrease) increase in other liabilities	(681)	2,046
Net cash provided by operating activities	960	9,156

Cash flows from investing activities
Purchases of securities, available-for-sale	(14,012)	(28,767)
Maturities, repayments and calls of securities, available-for-sale	7,472	10,014
Sales of securities, available-for-sale	8,047	6,077
Redemption of restricted investment in bank stock	178	200
Net increase in loans made to customers	(9,953)	(5,024)
Purchases of premises and equipment	(260)	(214)
Investment in life insurance	(230)	0
Investment in foreclosed real estate	(17)	(1,613)
Proceeds from sales of foreclosed real estate	1,875	304
Net cash used in investing activities	(6,900)	(19,023)

Cash flows from financing activities
Net increase in demand and savings deposits	20,336	12,791
Net (decrease) increase in time deposits	(137)	52
Net increase in short-term borrowings	3,499	3,602
Repayment of long-term debt	(10,260)	(17,650)
Cash dividends paid to preferred shareholders	(313)	(206)
Cash dividends paid to common shareholders	(378)	(330)
Issuance of common stock	101	103
Net cash provided by (used in) financing activities	12,848	(1,638)
Net increase (decrease) in cash and cash equivalents	6,908	(11,505)
Cash and cash equivalents at beginning of year	32,195	43,269
Cash and cash equivalents at end of period	$39,103	$31,764

Supplemental disclosures
Interest paid on deposits and borrowed funds	$2,721	$3,152
Income taxes paid	$201	$325

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
Unaudited

(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2012	$25,000	$10,507	$37,253	$14,558	$5,924	$93,242
Net income				2,290		2,290
Other comprehensive income, net of tax					85	85
Common stock cash dividends ($0.09 per share)				(378)		(378)
Preferred stock dividends				(188)		(188)
Stock-based compensation			116			116
Issuance of common stock:
6,614 shares under the dividend reinvestment and stock purchase plan		16	52			68
3,466 shares under the stock option plan		9	24			33

Balance, March 31, 2012	$25,000	$10,532	$37,445	$16,282	$6,009	$95,268

Balance, January 1, 2011	$15,983	$10,330	$37,290	$10,798	$2,138	$76,539
Net income				1,511		1,511
Other comprehensive income, net of tax					258	258
Preferred stock discount accretion	39			(39)		0
Common stock cash dividends ($0.08 per share)				(330)		(330)
Preferred stock dividends				(206)		(206)
Stock-based compensation			97			97
Issuance of common stock:
6,415 shares under the dividend reinvestment and stock purchase plan		16	51			67
4,800 shares under the stock option plan		11	25			36

Balance, March 31, 2011	$16,022	$10,357	$37,463	$11,734	$2,396	$77,972

See accompanying notes.

Notes to Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying consolidated balance sheet at December 31, 2011 has been derived from audited financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and FASB Accounting Standards Codification (ASC) 270. Accordingly, the interim financial statements do not include all of the financial information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim consolidated financial statements include all adjustments necessary to present fairly the financial condition and results of operations for the reported periods, and all such adjustments are of a normal and recurring nature.

These consolidated statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of March 31, 2012, and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

Note 2—Significant Accounting Policies

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances less amounts charged off, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance of loans. Generally, loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) over the contractual life of the loan. The loan portfolio is segmented into commercial and consumer loans. Commercial loans consist of the following industry classes: builder & developer, commercial real estate investor, residential real estate investor, hotel/motel, wholesale & retail, agriculture, manufacturing and all other. Consumer loans consist of the following classes: residential mortgage, home equity and all other.

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either adequately guaranteed or well secured. Generally, when a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans is reported as interest income or applied against principal, according to the Corporation’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

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

The allowance consists of specific, general, and unallocated components. The specific component relates to commercial loans that are classified as impaired, generally substandard and nonaccrual loans. For commercial loans that are classified as impaired, an allowance is established when the collateral value (or discounted cash flows or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these classes of loans, adjusted for qualitative (environmental) risk factors. Historical loss rates are based on a two year rolling average of net charge-offs. Qualitative risk factors that supplement historical losses in the evaluation of loan pools include:

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

As disclosed in Note 5-Loans, the Corporation engages in commercial and consumer lending. Loans are made within the Corporation’s primary market area and surrounding areas, and include the purchase of whole loan or participation interests in loans from other financial institutions. Commercial related loans, which pose the greatest risk of loss to the Corporation, whether originated or purchased, are generally secured by real estate. Within the broad commercial loan segment, the builder & developer and commercial real estate investor loan classes generally present a higher level of risk than other commercial loan classifications. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties, unstable real estate prices and the dependency upon successful construction and sale or operation of the real estate project.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The Corporation determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Loans that are deemed impaired are evaluated for impairment loss based on the net realizable value of the collateral, as applicable. Loans that are not collateral dependent will rely on the present value of expected future cash flows discounted at the loan’s effective interest rate to determine impairment loss. Large groups of smaller balance homogeneous loans such as residential mortgage loans, home equity loans and other consumer loans are collectively evaluated for impairment, unless they are considered to be a troubled debt restructuring.

An allowance for loan losses is established for an impaired commercial loan if its carrying value exceeds its estimated fair value less estimated selling costs (i.e., net realizable value). For commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the most recent appraisal and the condition of the property. Appraised values are generally discounted to provide for selling costs and other factors to determine an estimate of the net realizable value of the property. For commercial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. In instances when specific consumer related loans become impaired, they may be partially or fully charged off, which obviates the need for a specific allowance.

Loans whose terms are modified are classified as troubled debt restructurings if the Corporation grants borrowers experiencing financial difficulties concessions that it would not otherwise consider. Concessions granted under a troubled debt restructuring may involve a reduction in interest rate to a below market rate or an extension of a loan’s stated maturity date. Loans classified as troubled debt restructurings are designated as impaired. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for a reasonable period of time, generally six consecutive months after modification and future payments are reasonably assured.

Federal regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to the Corporation. Based on a comprehensive analysis of the loan portfolio, the Corporation believes that the level of the allowance for loan losses at March 31, 2012 is adequate.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through acceptance of a deed-in-lieu of foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At March 31, 2012, foreclosed real estate, net of allowance, was $13,676,000, compared to $16,243,000 for December 31, 2011.

Per Common Share Computations

The computation of net income per common share is provided in the table below.

	Three months ended March 31,
(in thousands, except per share data)	2012	2011
Net income available to common shareholders	$2,102	$1,266

Weighted average shares outstanding (basic)	4,206	4,138
Effect of dilutive stock options	25	46
Weighted average shares outstanding (diluted)	4,231	4,184

Basic earnings per common share	$0.50	$0.31
Diluted earnings per common share	$0.50	$0.30

Anti-dilutive stock options and common stock warrants excluded from the computation of earnings per share	83	130

Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the shareholders’ equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Cash Flow Information

For purposes of the statements of cash flows, the Corporation considers interest bearing deposits with banks, cash and due from banks, and federal funds sold to be cash and cash equivalents. Noncash items for the three-month period ended March 31, 2012 consisted of an increase in other liabilities for the purchase of a security with a settlement date after quarter-end in the amount of $3,100,000. Noncash items for the three-month period ended March 31, 2011 consisted of the transfer of loans to foreclosed real estate in the amount of $1,693,000, an increase in other liabilities for pre-funded client ACH disbursements of $2,191,000 and an investment in foreclosed real estate of $1,112,000.

Reclassification

Certain amounts in the 2011 consolidated financial statements have been reclassified to conform to the 2012 presentation.

Recent Accounting Pronouncements

The FASB issued ASU 2011-12, “Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05.” In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, “Presentation of Comprehensive Income”, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies, and fiscal years ending after December 15, 2012 for nonpublic companies. The Corporation adopted this Update during the period ending March 31, 2012 and it had no impact on the Corporation’s consolidated financial statements.

The FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. The provisions of this Update amend FASB ASC Topic 220, Comprehensive Income”, to facilitate the continued alignment of U.S. GAAP with International Accounting Standards. The Update prohibits the presentation of the components of comprehensive income in the statement of shareholders’ equity. Reporting entities are allowed to present either: a statement of comprehensive income, which reports both net income and other comprehensive income; or separate, but consecutive, statements of net income and other comprehensive income. Under previous GAAP, all 3 presentations were acceptable. Regardless of the presentation selected, the reporting entity is required to present all reclassifications between other comprehensive and net income on the face of the new statement or statements. The provisions of this Update are effective for fiscal years and interim periods beginning after December 31, 2011 for public entities. As the two remaining options for presentation existed prior to the issuance of this Update, early adoption is permitted. The Corporation adopted this Update during the period ending March 31, 2012 and it had no impact on the Corporation’s consolidated financial statements aside from the creation of the Consolidated Statements of Comprehensive Income.

The FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S GAAP and IFRSs.” This Update amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The Update clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The Update also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The Update also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. The Corporation adopted the provisions of ASU No. 2011-04 effective January 1, 2012. The fair value measurement provisions of ASU No. 2011-04 had no impact on the Corporation’s consolidated financial statements. See Note 13 to the consolidated financial statements for enhanced disclosures required by ASU No. 2011-04.

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

Note 3-Securities

A summary of securities available-for-sale at March 31, 2012 and December 31, 2011 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof. Also included in the portfolio are investments in the obligations of states and municipalities. With the exception of an approximately $14 million portfolio (fair value) of Texas municipal utility district bonds, which has its own criteria for investment, the remaining municipal bonds are almost all rated A or above by at least one national rating service at March 31, 2012. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At March 31, 2012, the fair value of the municipal bond portfolio was concentrated in the states of Pennsylvania at 35 percent and Texas at 21 percent.

	Amortized Cost			Estimated Fair Value
		Gross Unrealized
(dollars in thousands)		Gains	Losses

March 31, 2012
Debt securities:
U.S. Treasury notes	$10,001	$98	$0	$10,099
U.S. agency	24,573	980	0	25,553
U.S. agency mortgage-backed, residential	108,277	3,803	(60)	112,020
State and municipal	83,339	4,301	(17)	87,623
Total debt securities	$226,190	$9,182	$(77)	$235,295

December 31, 2011
Debt securities:
U.S. Treasury notes	$10,003	$131	$0	$10,134
U.S. agency	29,593	1,080	0	30,673
U.S. agency mortgage-backed, residential	103,017	3,456	(29)	106,444
State and municipal	82,272	4,340	(2)	86,610
Total debt securities	$224,885	$9,007	$(31)	$233,861

The amortized cost and estimated fair value of debt securities at March 31, 2012 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$18,239	$18,361
Due after one year through five years	148,542	155,573
Due after five years through ten years	50,344	52,055
Due after ten years	9,065	9,306
Total debt securities	$226,190	$235,295

Gross realized gains and losses on sales of securities available-for-sale are shown below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Three months ended March 31,
(dollars in thousands)	2012	2011

Realized gains	$50	$79
Realized losses	(1)	(104)
Net gains (losses)	$49	$(25)

Securities, issued by agencies of the federal government, with a carrying value of $129,429,000 and $136,827,000 on March 31, 2012 and December 31, 2011, respectively, were pledged to secure public and trust deposits, repurchase agreements, other short-term borrowings and Federal Home Loan Bank debt.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2012
Debt securities:
U.S. agency mortgage-backed, residential	$9,327	$(60)	$0	$0	$9,327	$(60)
State and municipal	1,508	(17)	0	0	1,508	(17)
Total temporarily impaired debt securities, available for sale	$10,835	$(77)	$0	$0	$10,835	$(77)

December 31, 2011
Debt securities:
U.S. agency mortgage-backed, residential	$13,430	$(29)	$0	$0	$13,430	$(29)
State and municipal	856	(2)	0	0	856	(2)
Total temporarily impaired debt securities, available for sale	$14,286	$(31)	$0	$0	$14,286	$(31)

At March 31, 2012, the unrealized losses of $77,000 within the less than 12 months category were attributable to five different securities. Of this total, two securities were rated AAA by Moody’s rating service as obligations of the U.S. government sponsored enterprises. The three remaining securities are municipal securities, two of which are rated AA- by Standard & Poor’s rating service and the other rated Aa3 by the Moody’s rating service.

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

The Corporation believes that unrealized losses at March 31, 2012 were primarily the result of changes in market interest rates and that it has the ability to hold these investments for a time necessary to recover the amortized cost. To date, the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

Note 4—Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of March 31, 2012 and December 31, 2011, consists primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (FHLBP) and, to a lesser degree, Atlantic Central Bankers Bank (ACBB). Under the FHLBP’s Capital Plan, PeoplesBank is required to maintain a minimum member stock investment, both as a condition of becoming and remaining a member and as a condition of obtaining borrowings from the FHLBP. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

During February 2012, the FHLBP announced, among other things, the declaration of a cash dividend of 0.10 percent annualized for the fourth quarter of 2011. The FHLBP reported that future dividends will be dependent upon the condition of its private-label residential mortgage-back securities portfolio, its overall financial performance, retained earnings and other factors. Prior to its recent cash dividend declaration, dividend payments had been suspended by the FHLBP since December 2008. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended March 31, 2012 and 2011.

Note 5—Loans

The table below provides the composition of the loan portfolio at March 31, 2012 and December 31, 2011. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance. Those industries representing the largest dollar investment and most risk are listed separately. The other commercial loans category is comprised of a multitude of industries, including health services, professional services, public administration, restaurant, service, transportation, finance, natural resources, recreation and religious organizations. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

(dollars in thousands)	March 31, 2012	December 31, 2011
Builder & developer	$99,697	$103,514
Commercial real estate investor	119,461	118,133
Residential real estate investor	61,621	62,564
Hotel/Motel	59,462	52,871
Wholesale & retail	58,513	60,328
Manufacturing	26,327	25,976
Agriculture	19,069	17,368
Other	130,429	124,821
Total commercial related loans	574,579	565,575
Residential mortgages	22,650	21,324
Home equity	58,682	58,390
Other	47,548	48,226
Total consumer related loans	128,880	127,940
Total loans	$703,459	$693,515

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

The table below presents a summary of loan risk ratings by loan class at March 31, 2012 and December 31, 2011.

(dollars in thousands)	Pass	Special Mention	Substandard	Nonaccrual	Total
March 31, 2012
Builder & developer	$85,554	$7,213	$6,029	$901	$99,697
Commercial real estate investor	103,591	11,088	2,703	2,079	119,461
Residential real estate investor	57,632	3,437	0	552	61,621
Hotel/Motel	59,462	0	0	0	59,462
Wholesale & retail	54,059	2,326	0	2,128	58,513
Manufacturing	25,616	0	711	0	26,327
Agriculture	18,583	0	486	0	19,069
Other	116,581	5,752	14	8,082	130,429
Total commercial related loans	521,078	29,816	9,943	13,742	574,579
Residential mortgage	22,442	6	33	169	22,650
Home equity	58,336	77	188	81	58,682
Other	46,927	301	33	287	47,548
Total consumer related loans	127,705	384	254	537	128,880
Total loans	$648,783	$30,200	$10,197	$14,279	$703,459

December 31, 2011
Builder & developer	$90,429	$11,392	$533	$1,160	$103,514
Commercial real estate investor	102,374	13,519	161	2,079	118,133
Residential real estate investor	58,331	3,681	0	552	62,564
Hotel/Motel	52,871	0	0	0	52,871
Wholesale & retail	54,193	2,354	811	2,970	60,328
Manufacturing	25,262	0	714	0	25,976
Agriculture	16,879	0	489	0	17,368
Other	111,227	9,095	0	4,499	124,821
Total commercial related loans	511,566	40,041	2,708	11,260	565,575
Residential mortgage	21,113	7	34	170	21,324
Home equity	58,088	79	188	35	58,390
Other	47,359	597	34	236	48,226
Total consumer related loans	126,560	683	256	441	127,940
Total loans	$638,126	$40,724	$2,964	$11,701	$693,515

The table below presents a summary of impaired loans at March 31, 2012 and December 31, 2011. Generally, impaired loans are loans risk rated substandard and nonaccrual or classified as troubled debt restructurings. An allowance is established for individual commercial related loans where the Corporation has doubt as to full recovery of the outstanding principal balance. Typically, impaired consumer related loans are partially or fully charged-off obviating the need for a specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for charge-offs.

	March 31, 2012			December 31, 2011
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance:
Builder & developer	$7,864	$7,864	$0	$2,627	$2,627	$0
Commercial real estate investor	4,556	4,656	0	3,965	4,065	0
Residential real estate investor	464	464	0	463	463	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	2,128	4,403	0	3,781	6,056	0
Manufacturing	711	711	0	714	714	0
Agriculture	0	0	0	0	0	0
Other commercial	7,126	7,126	0	3,619	3,619	0
Residential mortgage	202	312	0	204	314	0
Home equity	269	269	0	223	223	0
Other consumer	320	320	0	270	270	0
Total impaired loans with no related allowance	$23,640	$26,125	$0	$15,866	$18,351	$0

Impaired loans with a related allowance:
Builder & developer	$264	$264	$147	$264	$264	$147
Commercial real estate investor	226	226	100	0	0	0
Residential real estate investor	88	88	30	89	89	30
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	0	0	0	0	0	0
Manufacturing	0	0	0	0	0	0
Agriculture	486	486	100	489	489	100
Other commercial	970	970	210	880	880	120
Residential mortgage	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total impaired loans with a related allowance	$2,034	$2,034	$587	$1,722	$1,722	$397

Total impaired loans:
Builder & developer	$8,128	$8,128	$147	$2,891	$2,891	$147
Commercial real estate investor	4,782	4,882	100	3,965	4,065	0
Residential real estate investor	552	552	30	552	552	30
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	2,128	4,403	0	3,781	6,056	0
Manufacturing	711	711	0	714	714	0
Agriculture	486	486	100	489	489	100
Other commercial	8,096	8,096	210	4,499	4,499	120
Residential mortgage	202	312	0	204	314	0
Home equity	269	269	0	223	223	0
Other consumer	320	320	0	270	270	0
Total impaired loans	$25,674	$28,159	$587	$17,588	$20,073	$397

The table below presents a summary of average impaired loans and related interest income that was included in net income for three months ended March 31, 2012 and 2011.

	For the three months ended
	March 31, 2012			March 31, 2011
(dollars in thousands)	Average Recorded Investment	Interest Income	Cash Basis	Average Recorded Investment	Interest Income	Cash Basis
Impaired loans with no related allowance:
Builder & developer	$5,245	$116	$42	$7,350	$53	$47
Commercial real estate investor	4,260	69	34	0	0	0
Residential real estate investor	463	1	1	394	0	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	2,955	(3)	1	1,019	19	0
Manufacturing	713	10	0	0	0	0
Agriculture	0	0	0	0	0	0
Other commercial	5,373	(23)	23	5,230	123	109
Residential mortgage	203	3	2	282	6	6
Home equity	246	2	1	60	0	0
Other consumer	295	3	3	488	8	7
Total impaired loans with no related allowance	$19,753	$178	$107	$14,823	$209	$169

Impaired loans with a related allowance:
Builder & developer	$264	$0	$0	$492	5	5
Commercial real estate investor	113	1	0	251	0	0
Residential real estate investor	89	0	0	96	0	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	0	0	0	4,842	0	0
Manufacturing	0	0	0	0	0	0
Agriculture	488	9	0	500	9	0
Other commercial	925	(1)	0	711	7	0
Residential mortgage	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total impaired loans with a related allowance	$1,879	$9	$0	$6,892	$21	$5

Total impaired loans:
Builder & developer	$5,509	$116	$42	$7,842	$58	$52
Commercial real estate investor	4,373	70	34	251	0	0
Residential real estate investor	552	1	1	490	0	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	2,955	(3)	1	5,861	19	0
Manufacturing	713	10	0	0	0	0
Agriculture	488	9	0	500	9	0
Other commercial	6,298	(24)	23	5,941	130	109
Residential mortgage	203	3	2	282	6	6
Home equity	246	2	1	60	0	0
Other consumer	295	3	3	488	8	7
Total impaired loans	$21,632	$187	$107	$21,715	$230	$174

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule which shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at March 31, 2012 and December 31, 2011.

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due Accruing	Nonaccrual	Current	Total Loans
March 31, 2012
Builder & developer	$428	$0	$0	$428	$901	$98,368	$99,697
Commercial real estate investor	0	0	0	0	2,079	117,382	119,461
Residential real estate investor	0	0	0	0	552	61,069	61,621
Hotel/Motel	0	0	0	0	0	59,462	59,462
Wholesale & retail	0	0	0	0	2,128	56,385	58,513
Manufacturing	0	0	0	0	0	26,327	26,327
Agriculture	0	0	0	0	0	19,069	19,069
Other	75	0	0	75	8,082	122,272	130,429
Total commercial related loans	503	0	0	503	13,742	560,334	574,579
Residential mortgage	72	0	0	72	169	22,409	22,650
Home equity	68	49	0	117	81	58,484	58,682
Other	439	0	0	439	287	46,822	47,548
Total consumer related loans	579	49	0	628	537	127,715	128,880
Total loans	$1,082	$49	$0	$1,131	$14,279	$688,049	$703,459

December 31, 2011
Builder & developer	$1,709	$0	$0	$1,709	$1,160	$100,645	$103,514
Commercial real estate investor	0	0	0	0	2,079	116,054	118,133
Residential real estate investor	0	0	0	0	552	62,012	62,564
Hotel/Motel	0	0	0	0	0	52,871	52,871
Wholesale & retail	525	0	0	525	2,970	56,833	60,328
Manufacturing	0	0	0	0	0	25,976	25,976
Agriculture	0	0	0	0	0	17,368	17,368
Other	109	0	0	109	4,499	120,213	124,821
Total commercial related loans	2,343	0	0	2,343	11,260	551,972	565,575
Residential mortgage	320	0	0	320	170	20,834	21,324
Home equity	236	0	0	236	35	58,119	58,390
Other	677	1	0	678	236	47,312	48,226
Total consumer related loans	1,233	1	0	1,234	441	126,265	127,940
Total loans	$3,576	$1	$0	$3,577	$11,701	$678,237	$693,515

Loans classified as trouble debt restructurings (TDRs) are designated impaired and arise when the Corporation grants borrowers experiencing financial difficulties concessions that it would not otherwise consider. Concessions granted with respect to the commercial related loans below involved an extension of the maturity date or a below market interest rate relative to new debt with similar risk. Generally, commercial loans are secured by real estate. If repayment of the loan is determined to be collateral dependent, the loan is evaluated for impairment loss based on the fair value of the collateral. For commercial loans that are not collateral dependent, the present value of expected future cash flows, discounted at the loan’s effective interest rate, is used to determine any impairment loss.

A nonaccrual TDR represents a nonaccrual loan, as previously defined, which includes an economic concession. Nonaccrual TDRs are restored to accrual status if principal and interest payments, under the modified terms, are current for at least six consecutive payments after the modification and future principal and interest payments are reasonably assured. In contrast, an accruing TDR represents a loan that, at the time of the modification, has a demonstrated history of payments and with respect to which management believes that future loan payments are reasonably assured under the modified terms.

The table below shows loans whose terms have been modified under TDRs during the three months ended March 31, 2012. There was no impairment loss recognized on any of these TDRs, and they are all performing under their modified terms. There were no additions to loans classified as TDR during the three months ended March 31, 2011.

March 31, 2012:
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructurings:
Commercial related loans
nonaccrual	1	$286	$286

NOTE 6 – Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for three months ended March 31, 2012 and 2011.

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/ Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:
Balance, January 1, 2012	$2,170	$2,003	$505	$394	$1,806	$151	$184	$907	$8,120
Charge-offs	0	0	0	0	0	0	0	0	0
Recoveries	0	0	0	0	6	0	0	0	6
Provisions	(191)	10	(5)	49	(96)	0	9	108	(116)
Balance, March 31, 2012	$1,979	$2,013	$500	$443	$1,716	$151	$193	$1,015	$8,010

Balance, January 1, 2011	$1,561	$1,887	$698	$345	$843	$155	$175	$1,123	$6,787
Charge-offs	(8)	0	0	0	(146)	0	0	(39)	(193)
Recoveries	0	0	0	0	0	0	0	0	0
Provisions	248	(182)	2	0	314	(5)	(8)	(70)	299
Balance, March 31, 2011	$1,801	$1,705	$700	$345	$1,011	$150	$167	$1,014	$6,893

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated	Total
Allowance for loan losses:

Balance, January 1, 2012	$88	$86	$171	$345	$237	$8,702
Charge-offs	(39)	0	(51)	(90)	0	(90)
Recoveries	17	0	4	21	0	27
Provisions	51	1	39	91	275	250
Balance, March 31, 2012	$117	$87	$163	$367	$512	$8,889

Balance, January 1, 2011	$30	$83	$201	$314	$525	$7,626
Charge-offs	(56)	(144)	(53)	(253)	0	(446)
Recoveries	0	0	1	1	0	1
Provisions	156	305	113	574	(198)	675
Balance, March 31, 2011	$130	$244	$262	$636	$327	$7,856

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment at March 31, 2012 and 2011 and December 31, 2011.

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/ Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:

Individually evaluated for impairment	$147	$100	$30	$0	$0	$0	$100	$210	$587
Collectively evaluated for impairment	1,832	1,913	470	443	1,716	151	93	805	7,423
Balance, March 31, 2012	$1,979	$2,013	$500	$443	$1,716	$151	$193	$1,015	$8,010

Individually evaluated for impairment	$147	$0	$30	$0	$0	$0	$100	$120	$397
Collectively evaluated for impairment	2,023	2,003	475	394	1,806	151	84	787	7,723
Balance, December 31, 2011	$2,170	$2,003	$505	$394	$1,806	$151	$184	$907	$8,120

Individually evaluated for impairment	$172	$85	$10	$0	$675	$0	$100	$200	$1,242
Collectively evaluated for impairment	1,629	1,620	690	345	336	150	67	814	5,651
Balance, March 31, 2011	$1,801	$1,705	$700	$345	$1,011	$150	$167	$1,014	$6,893

Loans:

Individually evaluated for impairment	$8,128	$4,782	$552	$0	$2,128	$711	$486	$8,096	$24,883
Collectively evaluated for impairment	91,569	114,679	61,069	59,462	56,385	25,616	18,583	122,333	549,696
Balance, March 31, 2012	$99,697	$119,461	$61,621	$59,462	$58,513	$26,327	$19,069	$130,429	$574,579

Individually evaluated for impairment	$2,891	$3,965	$552	$0	$3,781	$714	$489	$4,499	$16,891
Collectively evaluated for impairment	100,623	114,168	62,012	52,871	56,547	25,262	16,879	120,322	548,684
Balance, December 31, 2011	$103,514	$118,133	$62,564	$52,871	$60,328	$25,976	$17,368	$124,821	$565,575

Individually evaluated for impairment	$7,005	$174	$488	$0	$5,861	$0	$500	$5,949	$19,977
Collectively evaluated for impairment	94,506	93,573	55,821	49,494	39,185	24,946	12,205	126,029	495,759
Balance, March 31, 2011	$101,511	$93,747	$56,309	$49,494	$45,046	$24,946	$12,705	$131,978	$515,736

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated	Total
Allowance for loan losses:

Individually evaluated for impairment	$0	$0	$0	$0	$0	$587
Collectively evaluated for impairment	117	87	163	367	512	8,302
Balance, March 31, 2012	$117	$87	$163	$367	$512	$8,889

Individually evaluated for impairment	$0	$0	$0	$0	$0	$397
Collectively evaluated for impairment	88	86	171	345	237	8,305
Balance, December 31, 2011	$88	$86	$171	$345	$237	$8,702

Individually evaluated for impairment	$0	$0	$0	$0	$0	$1,242
Collectively evaluated for impairment	130	244	262	636	327	6,614
Balance, March 31, 2011	$130	$244	$262	$636	$327	$7,856

Loans:

Individually evaluated for impairment	$202	$269	$320	$791		$25,674
Collectively evaluated for impairment	22,448	58,413	47,228	128,089		677,785
Balance, March 31, 2012	$22,650	$58,682	$47,548	$128,880		$703,459

Individually evaluated for impairment	$204	$223	$270	$697		$17,588
Collectively evaluated for impairment	21,120	58,167	47,956	127,243		675,927
Balance, December 31, 2011	$21,324	$58,390	$48,226	$127,940		$693,515

Individually evaluated for impairment	$316	$20	$514	$850		$20,827
Collectively evaluated for impairment	21,648	57,275	48,294	127,217		622,976
Balance, March 31, 2011	$21,964	$57,295	$48,808	$128,067		$643,803

Note 7—Deposits

The composition of deposits as of March 31, 2012 and December 31, 2011 is shown below.

(dollars in thousands)	March 31, 2012	December 31, 2011
Noninterest bearing demand	$84,301	$73,760
NOW	72,913	68,518
Money market	255,195	253,598
Savings	34,113	30,309
Time deposits less than $100,000	246,038	247,190
Time deposits $100,000 or more	182,038	181,024
Total deposits	$874,598	$854,399

Note 8—Long-term Debt

PeoplesBank’s long-term debt obligations to the Federal Home Loan Bank of Pittsburgh (FHLBP) are primarily fixed rate instruments. Under terms of a blanket collateral agreement with the FHLBP, the obligations are secured by FHLBP stock, U.S. agency mortgage-backed securities and qualifying loan receivables, principally real estate secured loans.

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

The following table presents a summary of long-term debt at March 31, 2012 and December 31, 2011.

(dollars in thousands)	March 31, 2012	December 31, 2011
PeoplesBank’s obligations:
FHLBP
Due January 2012, 2.34%	$0	$10,000
Due June 2012, 4.25%, amortizing	69	170
Due December 2012, 1.91%	5,000	5,000
Due May 2013, 3.46%, amortizing	676	818
Due December 2013, 2.39%	5,000	5,000
Due July 2014, 1.38%	5,000	5,000
Due July 2015, 1.90%	5,000	5,000
Due July 2016, 2.35%	5,000	5,000
Total FHLBP	25,745	35,988
Capital lease obligation	313	330
Codorus Valley Bancorp, Inc. obligations:
Due 2034, 2.57%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly after December 2009	3,093	3,093
Due 2036, 1.94% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly after July 2011	7,217	7,217
Total long-term debt	$36,368	$46,628

Note 9—Regulatory Matters

Codorus Valley and PeoplesBank are subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if imposed, could have a material effect on Codorus Valley’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Codorus Valley and PeoplesBank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators.

Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to quarter-to-date average assets (leverage ratio). Management believes that Codorus Valley and PeoplesBank were well capitalized on March 31, 2012 based on regulatory capital guidelines.

	Actual		Minimum for Capital Adequacy		Well Capitalized Minimum*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at March 31, 2012
Capital ratios:
Tier 1 risk based	$99,076	13.34%	$29,701	4.00%	n/a	n/a
Total risk based	107,965	14.54	59,402	8.00	n/a	n/a
Leverage	99,076	9.86	40,197	4.00	n/a	n/a
at December 31, 2011
Capital ratios:
Tier 1 risk based	$97,128	13.35%	$29,097	4.00%	n/a	n/a
Total risk based	105,830	14.55	58,194	8.00	n/a	n/a
Leverage	97,128	9.62	40,379	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at March 31, 2012
Capital ratios:
Tier 1 risk based	$95,873	12.96%	$29,598	4.00%	$44,397	6.00%
Total risk based	104,762	14.16	59,196	8.00	73,995	10.00
Leverage	95,873	9.57	40,078	4.00	50,097	5.00
at December 31, 2011
Capital ratios:
Tier 1 risk based	$94,056	12.98%	$28,975	4.00%	$43,463	6.00%
Total risk based	102,758	14.19	57,950	8.00	72,438	10.00
Leverage	94,056	9.35	40,239	4.00	50,299	5.00

* To be well capitalized under prompt corrective action provisions.

Note 10—Shareholders’ Equity

Preferred stock issued under the US Treasury’s Small Business Lending Fund Program

On August 18, 2011, as part of the Treasury Small Business Lending Fund (SBLF) program, the Corporation entered into a Securities Purchase Agreement (SBLF Purchase Agreement) with the United States Department of the Treasury (Treasury) pursuant to which the Corporation sold to the Treasury, for an aggregate purchase price of $25 million, 25,000 shares of senior non-cumulative, perpetual preferred stock, Series B, $1,000 liquidation value, $2.50 par value. The preferred stock was issued pursuant to the SBLF program, a $30 billion fund established under the Small Business Lending Jobs Act of 2010 that was created - 25 - to encourage lending to small businesses by providing capital to qualified community banks with assets of less that $10 billion.

The SBLF preferred stock qualifies as Tier 1 regulatory capital and pays non-cumulative dividends quarterly on each January 1, April 1, July 1 and October 1. The first dividend payment was made October 3, 2011. The dividend rate can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF preferred stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank. Based upon the increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period has been set at 5 percent. For the second through ninth calendar quarters, the dividend rate may be adjusted between one percent (1%) and five percent (5%) per annum to reflect the amount of change in the Bank’s level of QSBL. If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level is less than 10%, then the dividend rate payable on the SBLF Preferred Stock would increase. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QSBL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%).

The SBLF preferred stock is non-voting, except in limited circumstances. In the event that the Corporation misses five dividend payments, whether or not consecutive, the holder of the SBLF preferred stock will have the right, but not the obligation, to appoint a representative as an observer on the Corporation’s Board of Directors.

The terms of the SBLF Purchase Agreement impose limits on the ability of the Corporation to pay dividends and repurchase shares of common stock. For example, no repurchases may be effected, and no dividends may be declared or paid on preferred shares ranking pari passu with the SBLF preferred stock, junior preferred shares, or other junior securities (including the common stock) during the current calendar quarter and for the next three calendar quarters following the failure to declare and pay dividends on the SBLF preferred stock, except that, in any such quarter in which the dividend is paid, dividend payments on shares ranking pari passu may be paid to the extent necessary to avoid any resulting material covenant breach by the Corporation.

Under the terms of the SBLF Purchase Agreement, the Corporation may only declare and pay a dividend on the common stock or other stock junior to the SBLF preferred stock, or repurchase shares of any such class or series of stock, if, (i) full dividends on all outstanding shares of SBLF preferred stock for the most recently completed dividend period have been or are contemporaneously declared and paid and (ii) after payment of such dividend, the dollar amount of the Corporation’s Tier 1 Capital would be at least 90% of the Signing Date Tier 1 Capital, as defined by the Certificate of Designation with Respect to Shares of the Company fixing the designations, preferences, limitations and relative rights of the SBLF preferred stock, excluding any subsequent net charge-offs and any redemption of the SBLF preferred stock (the “Tier 1 Dividend Threshold”). The Tier 1 Dividend Threshold is subject to reduction, beginning on the second anniversary of issuance and ending on the tenth anniversary, by 10% for each one percent increase in QSBL over the baseline level.

Proceeds from the SBLF program were used in part to redeem $16.5 million of outstanding Series A preferred stock issued in a prior period to the Treasury under its Capital Purchase Program (CPP) and to repurchase a related CPP common stock warrant as described below. The approximately $8 million of Tier 1 capital remaining from the SBLF transaction is being used primarily to support increased lending within the Corporation’s service area as required by the SBLF program.

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

Information about the CPP preferred stock and common stock warrant is disclosed in Note 10—Shareholders’ Equity in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

Dividend Reinvestment and Stock Purchase Plan

The Corporation maintains a Dividend Reinvestment and Stock Purchase Plan (Plan). Shareholders of common stock may participate in the Plan, which allows additional shares of common stock to be purchased with reinvested dividends at prevailing market prices. The Plan also permits participants to make additional voluntary cash payments to purchase shares of the Corporation’s common stock. Since August 2008, purchases have been made from the Corporation from its authorized, but unissued, common stock. All shares reserved for the Plan were issued as of December 31, 2011. On January 26, 2012, an additional 150,000 shares were reserved for issuance under the Plan.

Note 11—Contingent Liabilities

Periodically, the Corporation and its subsidiary Bank may be defendants in legal proceedings relating to the conduct of their banking business. Most of such legal proceedings are normal parts of the banking business and, in management’s opinion, do not materially affect the financial position or results of operations of the Corporation.

Note 12—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $11,926,000 of standby letters of credit outstanding on March 31, 2012, compared to $11,532,000 on December 31, 2011. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of March 31, 2012 and December 31, 2011, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Note 13—Fair Value of Assets and Liabilities

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date. GAAP establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels as follows:

Level 1: Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

Level 2: Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets; inputs to the valuation methodology include quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs to the valuation methodology that utilize model-based techniques for which all significant assumptions are observable in the market.

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement; inputs to the valuation methodology that utilize model-based techniques for which significant assumptions are not observable in the market; or inputs to the valuation methodology that require significant management judgment or estimation, some of which may by internally developed.

Since management maximizes the use of observable inputs and minimizes the use of unobservable inputs when determining fair value, an asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Management reviews and updates the fair value hierarchy classifications on a quarterly basis.

Assets Measured at Fair Value on a Recurring Basis

Securities available-for-sale

The fair values of investment securities were measured using information from a third-party pricing service. The pricing service uses quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. At least annually, the Corporation reviews a random sample of the pricing information received from the third-party pricing service by comparing it to price quotes from third-party brokers. Historically, price deviations have been immaterial.

	Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
March 31, 2012
Securities available-for-sale:
U.S. Treasury notes	$10,099	$10,099	$0	$0
U.S. agency	25,553	0	25,553	0
U.S. agency mortgage- backed, residential	112,020	0	112,020	0
State and municipal	87,623	0	87,623	0

December 31, 2011
Securities available-for-sale:
U.S. Treasury notes	$10,134	$10,134	$0	$0
U.S. agency	30,673	0	30,673	0
U.S. agency mortgage-backed, residential	106,444	0	106,444	0
State and municipal	86,610	0	86,610	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans (generally carried at fair value)
Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At March 31, 2012, the fair value consists of loan balances of $2,692,000, net of a valuation allowance of $587,000 and charge-offs of $2,485,000, compared to loan balances of $4,222,000, net of a valuation allowance of $397,000 and charge-offs of $2,485,000, at December 31, 2011.

Foreclosed Real Estate (carried at lower of cost or fair value)
Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. At March 31, 2012, the carrying value of foreclosed real estate with a valuation allowance was $12,704,000 ($15,581,000 less a $2,877,000 allowance). At December 31, 2011, the carrying value of foreclosed real estate with a valuation allowance was $14,093,000 ($16,488,000 less a $2,395,000 allowance).

	Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
March 31, 2012
Impaired loans	$2,692	$0	$0	$2,692
Foreclosed real estate	12,704	0	0	12,704

December 31, 2011
Impaired loans	$4,222	$0	$0	$4,222
Foreclosed real estate	14,093	0	0	14,093

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
March 31, 2012
Impaired loans	$2,692	Appraisal (1)	Appraisal adjustments (2)	20% - 30%
Foreclosed real estate	12,704	Appraisal (1), (3)

(1)	Fair value is generally determined through independent appraisals, which generally include various level 3 inputs that are not identifiable.
(2)

Appraisals may be adjusted downward by the Corporation’s management for qualitative factors such as economic conditions, and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

(3)	May include qualitative adjustments by the Corporation’s management and estimated liquidation expenses.

Disclosures about Fair Value of Financial Instruments

The following presents the carrying amount and estimated fair value of the Corporation’s financial instruments as of March 31, 2012 and December 31, 2011 and placement in the fair value hierarchy at March 31, 2012. For short-term financial assets such as cash and cash equivalents, restricted investment in bank stocks, and interest receivable, the carrying amount is a reasonable estimate of the fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such noninterest bearing demand, interest bearing demand, savings deposits, interest payable, and short-term borrowings, the carrying amount is a reasonable estimate of the fair value since these products have no stated maturity. Off-balance sheet financial instruments (lending commitments and letter of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and counterparties’ credit standing. These amounts were not considered to be material.

Loans held for sale (carried at lower of cost or fair value)
The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan. At March 31, 2012 and December 31, 2011, the fair value of loans held for sale exceeded their cost basis.

Loans (carried at cost)
The fair value of loans is estimated using discounted cash flow analyses using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans were first segregated by type such as commercial, real estate, and consumer, and were then further segmented into fixed and variable rate. Projected future cash flows are calculated based upon contractual maturity or call dates. Generally, variable rate loans that reprice frequently have no significant change in credit risk; fair value is based on carrying value.

Time Deposits (carried at cost)
The fair values of fixed rate time deposits are estimated using a discounted cash flow analyses. The discount rates used are based on rates currently offered for deposits with similar remaining maturities. The fair values of variable rate time deposits that reprice frequently are based on carrying value. The fair values of time deposit liabilities do not take into consideration the value of the Company’s long-term relationships with depositors, which may have significant value.

Long-term debt (carried at cost)
Long-term debt includes FHLB advances (Level 2) and junior subordinated debt (Level 3). The fair value of FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. These prices are obtained from this active market and represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party. The fair value of junior subordinated debt is estimated using discounted cash flow analysis, based on market rates and spread characteristics of similar debt with similar credit risk characteristics, terms and remaining maturity.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
March 31, 2012
Financial assets
Cash and cash equivalents	$39,103	$39,103	$39,103	$0	$0
Securities available-for-sale	235,295	235,295	10,099	225,196	0
Restricted investment in bank stocks	3,457	3,457	3,457	0	0
Loans held for sale	4,807	4,886	0	4,886	0
Loans, net	694,570	704,198	0	0	704,198
Interest receivable	3,370	3,370	3,370	0	0

Financial liabilities
Noninterest bearing demand, NOW, money market and savings deposits	$446,522	$446,522	$446,522	$0	$0
Time deposits	428,076	435,955	0	435,955	0
Short-term borrowings	13,756	13,756	13,756	0	0
Long-term debt	36,368	30,542	0	26,707	3,835
Interest payable	491	491	491	0	0

Off-balance sheet instruments	0	0	0	0	0

	December 31, 2011
(dollars in thousands)	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$32,195	$32,195
Securities available-for-sale	233,861	233,861
Restricted investment in bank stocks	3,635	3,635
Loans held for sale	2,869	2,926
Loans, net	684,813	694,260
Interest receivable	3,652	3,652

Financial liabilities
Noninterest bearing demand, NOW, money market and savings deposits	$426,185	$426,185
Time deposits	428,214	436,716
Short-term borrowings	10,257	10,257
Long-term debt	46,628	41,529
Interest payable	521	521

Off-balance sheet instruments	0	0

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
•

unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, may adversely affect the Corporation’s operations, net income or reputation; and

•	the risk that management’s analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Critical accounting policies

We have identified critical accounting policies for the Corporation to include allowance for loan losses, valuation of foreclosed real estate and evaluation of other-than-temporary impairment losses of securities. There were no material changes made to the critical accounting policies disclosed in the 2011 Annual Report on Form 10-K in regards to application or related judgments and estimates used. A detailed disclosure pertaining to critical accounting estimates is provided in Item 7 of the Corporation’s 2011 Annual Report on Form 10-K.

Three months ended March 31, 2012,
compared to three months ended March 31, 2011

FINANCIAL HIGHLIGHTS

The Corporation earned net income available to common shareholders totaling $2,102,000 for the quarter ended March 31, 2012, compared to $1,266,000 for the quarter ended March 31, 2011. The $836,000 or 66 percent increase in earnings for the first quarter of 2012, compared to the first quarter of 2011 was primarily the result of an increase in net interest income and a decrease in the provision for loan losses, which more than offset increases in noninterest expense and income taxes.

The $938,000 or 12 percent increase in net interest income for the first quarter of 2012, compared to the same quarter of 2011, resulted primarily from a larger volume of earning assets, principally commercial loans, and a decrease in funding costs. The decrease in funding costs resulted from a larger proportion of low cost core deposits to total deposits and lower rates generally paid on all deposit products, which reflected unusually low market interest rates.

The $425,000 or 63 percent decrease in the provision for loan losses for the first quarter of 2012, compared to the same quarter of 2011, reflected a lower level of net loan charge-offs in the current quarter and a lesser need for provisions to maintain the adequacy of the allowance for loan losses.

The $232,000 or 3 percent increase in noninterest expense for the first quarter of 2012, compared to the first quarter of 2011 was due to normal business growth, which included the impact of franchise expansion in the prior year. The $428,000 or 144 percent increase in the provision for income taxes for the first quarter of 2012, compared to the first quarter of 2011 was primarily the result of a 67 percent increase in the level of income before income taxes.

On March 31, 2012, total assets were approximately $1,030,000, representing a $69,000,000 or 7 percent increase above March 31, 2011. Compared to one year ago, asset growth occurred primarily in the commercial loan portfolio and was funded primarily by an increase in core deposits.

The schedule below presents selected performance metrics.

	Three months ended March 31,
	2012	2011
Basic earnings per share	$0.50	$0.31
Diluted earnings per share	$0.50	$0.30
Cash dividend payout ratio	18.0%	26.1%
Return on average assets	0.91%	0.63%
Return on average equity	9.61%	7.78%
Net interest margin (tax equivalent)	3.85%	3.66%
Net overhead ratio	2.17%	2.20%
Efficiency ratio	66.40%	70.12%
Average equity to average assets	9.42%	8.13%

A more detailed analysis of the factors and trends affecting corporate earnings follows.

INCOME STATEMENT ANALYSIS

Net interest income

Net interest income for the three-month period ended March 31, 2012, was $8,702,000, an increase of $938,000 or 12 percent above the first quarter of 2011. The increase was primarily the result of an increase in the average volume of interest earning assets and a decrease in the average rate paid on deposits. Net interest income (tax equivalent basis) as a percentage of interest earning assets, i.e., net interest margin, was 3.85 percent for the first quarter of 2012, compared to 3.66 percent for the first quarter of 2011.

The $486,000 or 4.5 percent increase in total interest income for the current quarter, compared to the first quarter of 2011 was due primarily to an increase in the average volume of interest earning assets. Interest earning assets averaged $946.6 million and yielded 4.99 percent (tax equivalent basis) for the current quarter, compared to $901.3 million and 5.08 percent, respectively, for the first quarter of 2011. The $45.3 million or 5 percent increase in the average volume of interest earning assets, which more than offset the decrease in the average yield, was due primarily to an increase in commercial loans.

The $452,000 or 14.4 percent decrease in total interest expense for the current quarter, compared to the first quarter of 2011 resulted from a larger proportion of low cost core deposits to total deposits and lower rates generally paid on all deposit products, which reflected unusually low market interest rates. Total interest bearing liabilities averaged $835.8 million at an average rate of 1.29 percent for the current quarter, compared to $806.8 million and 1.58 percent, respectively, for the first quarter of 2011. The $29 million or 3.6 percent increase in the average volume of interest bearing liabilities reflected growth in core deposits, principally money market deposits. The Corporation defines core deposits as all deposits except certificates of deposit.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended March 31,
	2012			2011
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Interest bearing deposits with banks	$24,366	$15	0.25%	$25,938	$14	0.22%
Federal funds sold	0	0	0.00	2,733	1	0.15
Investment securities:
Taxable	147,440	911	2.49	147,857	944	2.59
Tax-exempt	78,887	883	4.50	83,091	936	4.57
Total investment securities	226,327	1,794	3.19	230,948	1,880	3.30

Loans:
Taxable (1)	681,343	9,724	5.74	626,374	9,159	5.93
Tax-exempt	14,531	216	5.98	15,273	227	6.03
Total loans	695,874	9,940	5.75	641,647	9,386	5.93
Total earning assets	946,567	11,749	4.99	901,266	11,281	5.08
Other assets (2)	64,991			54,865
Total assets	$1,011,558			$956,131
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$324,492	$328	0.41%	$286,609	$479	0.68%
Savings	31,814	20	0.25	28,318	28	0.40
Time	426,641	2,108	1.99	432,919	2,328	2.18
Total interest bearing deposits	782,947	2,456	1.26	747,846	2,835	1.54
Short-term borrowings	14,559	24	0.66	11,224	28	1.01
Long-term debt	38,262	211	2.22	47,710	280	2.38
Total interest bearing liabilities	835,768	2,691	1.29	806,780	3,143	1.58

Noninterest bearing deposits	74,217			65,991
Other liabilities	6,273			5,663
Shareholders’ equity	95,300			77,697

Total liabilities and shareholders’ equity	$1,011,558			$956,131
Net interest income		$9,058			$8,138
Net interest margin (3)			3.85%			3.66%

(1)	Average balance includes average nonaccrual loans of $11,106,000 for 2012 and $17,882,000 for 2011. Interest includes net loan fees of $199,000 for 2012 and $232,000 for 2011.
(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.
(3)	Net interest income as a percentage of average earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended March 31, 2012 vs. 2011
	Increase (decrease) due to change in
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$(1)	$2	$1
Federal funds sold	(1)	0	(1)
Investment securities:
Taxable	(8)	(25)	(33)
Tax-exempt	(47)	(6)	(53)
Loans:
Taxable	926	(361)	565
Tax-exempt	(10)	(1)	(11)
Total interest income	859	(391)	468
Interest Expense
Deposits:
Interest bearing demand	69	(220)	(151)
Savings	3	(11)	(8)
Time	(34)	(186)	(220)
Short-term borrowings	7	(11)	(4)
Long-term debt	(58)	(11)	(69)
Total interest expense	(13)	(439)	(452)
Net interest income	$872	$48	$920

Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for loan losses

For the three-month period ended March 31, 2012, the provision for loan losses was $250,000, compared to $675,000 for the same period of 2011. The $425,000 decrease in the provision for loan losses reflected a low level of net loan charge-offs for the current quarter and a lesser need for provisions to maintain the adequacy of the allowance for loan losses. Information about loan quality is provided in the Nonperforming Assets section of this report on page 42.

Noninterest income

The following table presents the components of total noninterest income for the first quarter of 2012, compared to the first quarter of 2011.

Table 3 - Noninterest income

	Three months ended March 31,		Change Increase (Decrease)
(dollars in thousands)	2012	2011	$	%
Trust and investment services fees	$408	$357	$51	14%
Income from mutual fund, annuity and insurance sales	188	342	(154)	(45)
Service charges on deposit accounts	611	601	10	2
Income from bank owned life insurance	156	165	(9)	(5)
Other income	162	141	21	15
Net gain on sales of loans held for sale	259	176	83	47
Net gain (loss) on sales of securities	49	(25)	74	296
Total noninterest income	$1,833	$1,757	$76	4%

The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The $51,000 or 14 percent increase in income from trust and investment services fees was due to appreciation in market value of managed accounts, upon which some fees are based, and growth in traditional trust business.

Income from mutual fund, annuity and insurance sales—The $154,000 or 45 percent decrease in income from the sale of mutual funds, annuities and insurance products by Codorus Valley Financial Advisors (CVFA), a subsidiary of PeoplesBank, was a result of the resignation of four financial advisors who left CVFA in February 2011.

Service charges on deposit accounts—The $10,000 or 2 percent increase in service charge income was due primarily to an increase in debit card revenue, which reflected an increase in the volume of transactions. While the service charges category grew slightly it was constrained by a decrease in overdraft fees. Overdraft fee income on consumer accounts enrolled in PeoplesBank’s automated overdraft payment program, which is a significant component of service charges, decreased $17,000 or 8 percent below the same quarter of 2011 due primarily to implementation of FDIC pricing restrictions that took effect July 1, 2011.

Price restrictions imposed by the federal government under the Durbin Interchange Amendment may significantly reduce debit card revenue (i.e., interchange fees) for PeoplesBank in future periods. While the legislation targeted larger banks with total assets of $10 billion on more, market forces in the future may not make a distinction between large and small banks.

Income from bank owned life insurance—The $9,000 or 5 percent decrease in income from bank owned life insurance was due to a decline in yield, which reflected the low level of market interest rates.

Other income—The $21,000 or 15 percent increase in other income was due primarily to an increase in fees from loan settlement services provided by SYC Settlement Services, Inc., a subsidiary of PeoplesBank, which resulted from an increase in the refinancing of residential mortgage loans.

Net gain on sales of loans held for sale—The $83,000 or 47 percent increase in gains from the sale of loans was due primarily to an increase in the volume of mortgage loan sales. As market interest rates decreased to record levels during the current period they sparked a wave of residential mortgage loan refinancings.

Net gain (loss) on sales of securities—During the current quarter, approximately $8 million of U.S. agency mortgage-backed bonds that were prepaying principal faster than anticipated were sold at a $49,000 gain. Sale proceeds were reinvested in agency mortgage-backed bonds with higher yields and lower coupon rates to reduce future prepayments and premium amortization. The first quarter for 2011 included a $25,000 net loss from the sale of municipal bonds that no longer met the Corporation’s investment criteria.

Noninterest expense

The following table presents the components of total noninterest expense for the first quarter of 2012, compared to the first quarter of 2011.

Table 4 - Noninterest expense

	Three months ended March 31,		Change Increase (Decrease)
(dollars in thousands)	2012	2011	$	%

Personnel	$3,678	$3,531	$147	4%
Occupancy of premises, net	508	497	11	2
Furniture and equipment	463	449	14	3
Postage, stationery and supplies	134	140	(6)	(4)
Professional and legal	159	102	57	56
Marketing and advertising	210	150	60	40
FDIC insurance	219	344	(125)	(36)
Debit card processing	177	154	23	15
Charitable donations	447	227	220	97
Telephone	132	135	(3)	(2)
Foreclosed real estate including (gains) losses on sales	593	485	108	22
Impaired loan carrying costs	45	266	(221)	(83)
Other	505	558	(53)	(9)
Total noninterest expense	$7,270	$7,038	$232	3%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $147,000 or 4 percent increase in personnel expense was due to normal business growth, which included the impact of franchise expansion in September 2011.

Professional and legal—The $57,000 or 56 percent increase in professional and legal expense was due primarily to an increase in consulting expense regarding corporate strategy.

Marketing and advertising—The $60,000 or 40 percent increase in marketing and advertising expense reflects the timing of expenditures and an increased operating budget to support normal business growth and increased corporate initiatives such as branding, product advertising and internal promotions.

FDIC insurance—The $125,000 or 36 percent decrease in FDIC insurance premiums was the result of a change by the FDIC in its assessment methodology in the prior year. Effective April 1, 2011, the FDIC lowered assessment rates and applied them against average assets minus average tangible capital, instead of domestic deposits.

Debit card processing—The $23,000 or 15 percent increase in debit card processing expense was primarily the result of increases in the number of new accounts and transaction volume.

Charitable donations—The $220,000 or 97 percent increase in charitable donations was due to an increase in donations that qualify for state tax credits, which lower Pennsylvania Shares Tax expense, included below under other expenses.

Foreclosed real estate including (gains) losses on sales—The $108,000 or 22 percent increase in foreclosed real estate costs reflect provisioning for real estate losses totaling $712,000 for impairment of two unrelated properties during the current quarter. The provision was partially offset by the recognition of rental income totaling $537,000 for the current quarter from foreclosed property that generates lease income.

Impaired loan carrying costs— The $221,000 or 83 percent decrease in carrying costs reflects, in part, an unusually large level of legal expense recognized in 2011 for a particular impaired loan. The prolonged weakness in economic and business conditions may cause fluctuations in impaired loan carrying costs. Factors such as the number and size of the loans in the impaired loan portfolio, financial capacity of the borrower or guarantor, value and liquidity of the underlying collateral and the timing of when and how long loans are classified as impaired, among other factors, contribute to the variability of this expense from period to period. Typical carrying costs include insurance, maintenance and repairs, real estate taxes, appraisals and legal fees.

Other—The $53,000 or 9 percent decrease in other expense, which is comprised of many underlying expenses, was due primarily to a $153,000 decrease in Pennsylvania Shares Tax expense. The decrease in Shares Tax expense resulted from an increase in the level of state tax credits that originated from the increase in charitable donations that qualified for these credits as described above.

Income taxes

The provision for income tax for the first quarter of 2012 was $725,000, compared to a provision of $297,000 for the first quarter of 2011. The increase in income taxes was primarily the result of a 67 percent increase in income before income taxes. For both periods, the Corporation’s statutory federal income tax rate was 34 percent. The Corporation’s effective income tax rate was 24 percent for the first quarter of 2012, compared to approximately 16 percent for the first quarter of 2011. The effective tax rate differs from the statutory tax rate due to the impact of low-income housing credits and tax-exempt income, including income from bank owned life insurance.

BALANCE SHEET REVIEW

Overnight investments

Overnight investments, comprised of interest bearing deposits with banks and federal funds sold, totaled $39 million on March 31, 2012, compared to $32 million on December 31, 2011. The level of overnight investment at March 31, 2012, increased as funds from deposit growth temporarily outpaced the deployment of funds into loans and investment securities.

Securities available-for-sale

At March 31, 2012, the fair value of securities available-for-sale totaled $235 million, which was comparable to the $234 million value at December 31, 2011.

Loans

On March 31, 2012, total loans, net of deferred fees, totaled $703 million, which was $10 million or 1.4 percent higher than the year-end 2011 level due to an increase in commercial loans. The composition of the Corporation’s loan portfolio at March 31, 2012, compared to December 31, 2011, is provided in Note 5—Loans.

Deposits

On March 31, 2012, deposits totaled $875 million, which was $20 million or 2.4 percent higher than the year-end 2011 level. The increase in total deposits occurred primarily within the demand, savings and money market categories while total time deposits remained stable. The composition of the Corporation’s deposit portfolio at March 31, 2012, is provided in Note 7—Deposits.

Long-term debt

On March 31, 2012, long-term debt totaled $36 million, which was $10 million or 22 percent below the year-end 2011 level. The decrease was primarily the result of a Federal Home Loan Bank of Pittsburgh advance that matured and was not refinanced. A listing of outstanding long-term debt obligations is provided in Note 8—Long-term Debt.

Shareholders’ equity and capital adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Total shareholders’ equity was approximately $95 million on March 31, 2012, an increase of approximately $2 million or 2 percent, compared to the level at December 31, 2011. The increase was primarily the result of an increase in retained earnings from profitable operations.

Dividends on preferred stock

As previously disclosed, the Corporation participates in the U.S. Department of the Treasury’s (Treasury) Small Business Lending Fund Program (SBLF). Under this program, the Corporation issued $25 million, or 25,000 shares of non-cumulative, perpetual preferred stock, Series B, $1,000 liquidation value, $2.50 par value to the Treasury. The SBLF preferred stock qualifies as Tier 1 regulatory capital and requires the payment of non-cumulative cash dividends quarterly on each January 1, April 1, July 1 and October 1. The dividend rate was initially set at 5 percent, but can vary from 1 percent to 5 percent on a quarterly basis for a period of time to reflect the amount of change in qualified small business lending compared to a baseline amount. On March 31, 2012, accrued dividends totaled $188,000, which equated to an annualized dividend rate of approximately 3 percent.

Dividends on common stock

The Corporation typically pays cash dividends on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other factors. On April 10, 2012, the Board of Directors declared a quarterly cash dividend of $0.09 per common share payable on May 8, 2012, to shareholders of record at the close of business on April 24, 2012. This dividend followed a $0.09 per share cash dividend paid in February.

Minimum regulatory capital ratios

Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 9—Regulatory Matters, to the financial statements. We believe that Codorus Valley and PeoplesBank were well capitalized on March 31, 2012, based on regulatory capital guidelines.

RISK MANAGEMENT

Credit risk management

The Credit Risk Management section included in our 2011 Form 10-K provides a general overview of the Corporation’s credit risk management process and loan concentrations. Credit risk represents the possibility that a loan client, counterparty or issuer may not perform in accordance with contractual terms, posing one of the most significant risks to the Corporation.

Nonperforming assets

The following table presents asset categories posing the greatest risk of loss and related ratios. We generally place a loan on nonaccrual status and cease accruing interest income, i.e., recognize interest income on a cash basis as long as the loan is sufficiently collateralized, when loan payment performance is unsatisfactory and the loan is past due 90 days or more. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank. The final category, troubled debt restructurings, pertains to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. The paragraphs below explain significant changes in the aforementioned categories for March 31, 2012, compared to December 31, 2011.

Nonperforming assets are under the purview of in-house counsel who continuously monitors and manages the collection of these accounts. Additionally, an internal asset quality committee meets monthly to review nonperforming assets. We generally rely on appraisals performed by independent licensed appraisers to determine the value of collateral for impaired collateral-dependent loans. Generally, an appraisal is performed when: an account reaches 60 days past due, unless a certified appraisal was completed within the past six months; market values have changed significantly; the condition of the property has changed significantly; or the existing appraisal is outdated. In instances where the value of the collateral net of costs to sell is less than the net carrying amount for impaired commercial related loans, a specific loss allowance is established for the difference by recording a loss provision to the income statement. When it is probable that some portion or all of a loan balance will not be collected, that amount is charged off as loss against the allowance. A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all of the principal and interest amounts contractually due are current for at least six consecutive payments and future payments are reasonably assured.

Table 5-Nonperforming Assets

(dollars in thousands)	March 31, 2012	December 31, 2011

Nonaccrual loans	$8,262	$5,931
Nonaccrual loans, troubled debt restructurings	6,017	5,770
Total nonperforming loans	14,279	11,701
Foreclosed real estate, net of allowance	13,676	16,243
Total nonperforming assets	$27,955	$27,944
Accruing troubled debt restructurings	$3,271	$3,272

Total period-end loans, net of deferred fees	$703,459	$693,515
Allowance for loan losses (ALL)	$8,889	$8,702
ALL as a % of total period-end loans	1.26%	1.25%
Annualized net charge-offs as a % of average total loans	0.04%	0.58%
ALL as a % of nonperforming loans	62.25%	74.38%
Nonperforming loans as a % of total period-end loans	2.03%	1.69%
Nonperforming assets as a % of total period-end loans and net foreclosed real estate	3.90%	3.94%
Nonperforming assets as a % of total period-end assets	2.71%	2.76%
Nonperforming assets as a % of total period-end shareholders’ equity	29.34%	29.97%

The level of nonperforming assets was relatively high in comparison to the Corporation’s historic levels for both periods primarily as a result of prolonged weakened economic conditions and the corresponding effects it has had on our commercial borrowers.

Nonaccrual loans

On March 31, 2012, the nonperforming loan portfolio balance totaled $14,279,000 and was comprised primarily of collateralized commercial loans. Comparatively, nonperforming loans totaled $11,701,000 at year-end 2011. Included in this increase was an increase in nonaccrual loans reflecting the reclassification of a $3,424,000 loan to nonaccrual status described below as loan no. 2. On March 31, 2012, the nonaccrual loan portfolio was comprised of twenty-three unrelated loan relationships with outstanding principal balances ranging in size from $2,000 to $3,582,000. Five unrelated commercial relationships, which represent 80 percent of the total nonaccrual loan portfolio balance, are described below.

We evaluate the adequacy of the allowance for loan losses at least quarterly and have established a loss allowance for selected loan relationships where the net realizable value of the collateral is insufficient to repay the loan. In this regard, allowances, if applicable, are noted below within the description of the loan. Collection efforts, including modification of contractual terms for individual accounts based on prevailing market conditions and liquidation of collateral assets, are being employed to maximize recovery. Further provisions for loan losses may be required for nonaccrual loans as additional information becomes available or conditions change or as required by bank regulators.

Loan no. 1— At March 31, 2012, the outstanding principal balance of the loan relationship was $3,582,000. This account is collateralized by three acres of improved real estate located in a major commercial district, a small parcel of improved commercial real estate, the borrower’s personal residence and the assignment of a personal loan from a third-party whose payments have been and are current. Based on recent appraisals of the real estate, we believe that the loan is adequately collateralized. The borrower is presently operating under a troubled debt restructuring agreement.

Loan no. 2—At March 31, 2012, the outstanding principal balance of the loan relationship was $3,424,000, for a municipal development project. Repayment is expected from an approved and in good-standing state grant, which disburses funds periodically as project progress requirements are met.

Loan no. 3—At March 31, 2012, the outstanding principal balance of the loan relationship was $2,151,000, collateralized by commercial rental properties whose rent is assigned to PeoplesBank. Based on a recent appraisal of the primary real estate collateralizing the relationship, we believe that the loans are adequately collateralized. The borrower is presently operating under a troubled debt restructuring agreement.

Loan no. 4—At March 31, 2012, the outstanding principal balance of the loan relationship was $1,283,000, which represents three commercial loans guaranteed from 70% to 80%, depending upon the specific loan, by the U.S. Department of Agriculture. A $120,000 allowance for loan losses was established for this relationship. Several parcels of improved real estate provide collateral for the loans, which the borrower is trying to sell.

Loan no. 5— PeoplesBank owns a 62.5 percent participation interest in this loan relationship. The carrying value of the Bank’s principal at March 31, 2012, was $915,000, which reflects a payment totaling $1,634,000 from the sale of collateral during January 2012. The Bank is pursuing its legal options against parties to the original loan agreement. As previously disclosed, PeoplesBank charged-off $2,275,000 as a loss in September 2011 due to deterioration in the value of the collateral.

Foreclosed real estate

On March 31, 2012, foreclosed real estate, net of allowance, totaled $13,676,000, compared to $16,243,000 at December 31, 2011. The $2,567,000 decrease was due primarily to the sale of real estate and secondarily to an increase in the allowance for real estate losses for selected properties. On March 31, 2012, the portfolio was comprised of seven unrelated accounts ranging in size from $193,000 to $7,442,000, which we are actively attempting to liquidate, with the exception of property no. 3 below. If a valuation allowance for probable loss was established for a particular property it is so noted in the property description below. Further valuation allowances may be required on any foreclosed property as additional information becomes available or conditions change. Foreclosed real estate is included in the other assets category on the Corporation’s balance sheet. Five unrelated foreclosed real estate properties, which represent the majority of the foreclosed real estate portfolio balance, are described below.

Property no. 1—The carrying amount of this office building property at March 31, 2012 was $7,442,000, which is net of a $796,000 allowance for probable loss based on an independent appraisal less estimated selling costs and other adjustments. A reputable tenant took occupancy in 2011 and leased the majority of the building. Approximately $537,000 of rental income was recorded for the first quarter of 2012 while ongoing operating expenses totaled approximately $307,000. Also, during the current quarter a $251,000 impairment loss and corresponding increase to the allowance were recognized to reflect a change in estimated selling cost. The property is being marketed for sale. The value of the property is largely dependent upon the leasing assumptions, which are subject to adjustment.

Property no. 2— The carrying amount of this property at March 31, 2012 was $2,423,000, which is net of a $292,000 allowance for probable loss based on an independent appraisal less estimated selling costs. This account is collateralized by 135 approved residential building lots. Of this total, 28 lots are improved and under contract with a local builder for takedown by June 30, 2012. As of March 31, 2012, no lots have been sold.

Property no. 3— The carrying amount of this property at March 31, 2012 was $1,704,000, which is net of a $1,594,000 allowance for probable loss based on an independent appraisal less estimated selling costs. This account is collateralized by 266 acres of unimproved land that is zoned for residential development. Based on information obtained in the current period, plans to obtain a formal development plan were suspended with the intent to temporarily retain the property and investigate other development, disposition or income generating options at some future date. As a result, an impairment loss of approximately $320,000 and a corresponding increase to the allowance was recognized for this property in the first quarter of 2012.

Property no. 4—The carrying amount of this property at March 31, 2012 was $780,000, which represents the borrower’s personal residence presently listed for sale. In February 2012, the sale of unimproved land was completed and the Corporation received net proceeds totaling $837,000.

Property no. 5— PeoplesBank has a 64 percent interest in 42 improved lots within a 20.6 acre established residential subdivision, which represents the original collateral. The carrying value of PeoplesBank’s interest at March 31, 2012 was $713,000, which is net of a $100,000 allowance for probable loss. During June 2010, a purchase agreement was executed which permitted the buyer to develop and sell the lots over a two-year period. Since inception through March 2012, nineteen lots have been sold.

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

The allowance for loan losses consists primarily of three components: specific allowances for individually impaired commercial loans; allowances calculated for pools of loans; and an unallocated component, which reflects the margin of imprecision inherent in the assumptions that underlie the evaluation of the adequacy of the allowance. The Corporation uses an internal risk rating system to evaluate individual loans. Loans are segmented into industry groups or pools with similar characteristics, and an allowance for loan losses is allocated to each segment based on quantitative factors such as recent loss history (two-year rolling average of net charge-offs) and qualitative factors, such as the results of internal and external credit reviews, changes in the size and composition of the loan portfolio, adequacy of collateral, general economic conditions and the local business outlook. Determining the level of the allowance for probable loan losses at any given period is difficult, particularly during deteriorating or uncertain economic periods. We must make estimates using assumptions and information which are often subjective and fluid. There is also the potential for adjustment to the allowance as a result of regulatory examinations.

The following table presents an analysis of the activity in the allowance for loan losses for the three months ended March 31, 2012 and 2011. The allowance was $8,889,000 or 1.26 percent of total loans on March 31, 2012, compared to $7,856,000 or 1.22 percent, on March 31, 2011. During the most recent three-month period, net charge-offs totaled $63,000, compared to $445,000 for the first three months of 2011. Accordingly, the annualized net charge-off ratio was very low at 0.04 percent for the current period compared to 0.28 percent one year ago. However, the risks and uncertainties associated with prolonged weakness in economic and business conditions, a relatively high level of unemployment and erosion of real estate values, which adversely affect our borrowers’ ability to service their loans, can cause significant fluctuations in the level of charge-offs and provision expense from one period to another. Based on a comprehensive analysis of the loan portfolio, we believe that the allowance for loan losses was adequate at March 31, 2012.

Table 6 -Analysis of Allowance for Loan Losses

(dollars in thousands)	2012	2011
Balance-January 1,	$8,702	$7,626

Provision charged to operating expense	250	675

Loans charged off:
Commercial, financial and agricultural	0	193
Real estate - construction and land development	0	0
Real estate - residential mortgages	39	56
Consumer and home equity	51	197
Total loans charged off	90	446
Recoveries:
Commercial, financial and agricultural	6	0
Real estate - residential mortgages	17	0
Consumer and home equity	4	1
Total recoveries	27	1
Net charge-offs	63	445
Balance-March 31,	$8,889	$7,856

Ratios:
Allowance for loan losses as a % of total period-end loans	1.26%	1.22%
Annualized net charge-offs as a % of average total loans	0.04%	0.28%
Allowance for loan losses as a % of nonperforming loans	62.25%	46.46%

Liquidity risk management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan customers, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, it provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are scheduled investment security maturities and cash inflows, funds received from customer loan payments, and asset sales. The primary sources of liability liquidity are deposit growth, short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At March 31, 2012, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $100 million and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $136 million. The Corporation’s loan-to-deposit ratio was 80 percent at March 31, 2012, compared to 81 percent for year-end 2011.

Off-balance sheet arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on March 31, 2012, totaled $194 million and consisted of $139 million in unfunded commitments under existing loan facilities, $43 million to grant new loans and $12 million in letters of credit. Normally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the Corporation’s disclosure controls and procedures are effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints, that the benefits of controls must be considered relative to their costs, and inherent limitations that may not prevent fraud, particularly by collusion of two or more people or by management override of a control.

There has been no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2012, that has materially affected or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal proceedings

There are no legal proceedings pending against Codorus Valley Bancorp, Inc. or any of its subsidiaries which are expected to have a material impact upon the consolidated financial position and/or operating results of the Corporation other than routine litigation incidental to the business. Management is not aware of any proceedings known or contemplated by government authorities.

Item 1A. Risk factors
Not applicable to smaller reporting companies.

Item 2. Unregistered sales of equity securities and use of proceeds
Nothing to report.

Item 3. Defaults upon senior securities
Nothing to report.

Item 4. Mine safety disclosures
Not applicable.

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

4.5	Warrant Letter Agreement, Dated September 28, 2011 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 29, 2011)

10.1	Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 of Registration Statement No. 333-179179 on Form S-3D, filed with the Commission on January 26, 2012)

10.2	Executive Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 21, 2012)*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Codorus Valley Bancorp, Inc.
(Registrant)

May 8, 2012	/s/ Larry J. Miller
Date	Larry J. Miller
President & CEO
(Principal Executive Officer)

May 8, 2012	/s/ Jann A. Weaver
Date	Jann A. Weaver
Treasurer & Assistant Secretary
(Principal Financial and Accounting Officer)