Form 10-Q
period 2012-06-30
CODORUS VALLEY BANCORP INC
filed 2012-08-14
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2012
or
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On August 1, 2012, 4,233,847 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.
Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.
Consolidated Balance Sheets
Unaudited

(dollars in thousands, except share and per share data)	June 30, 2012	December 31, 2011
Assets
Interest bearing deposits with banks	$41,917	$19,640
Cash and due from banks	14,091	12,555
Total cash and cash equivalents	56,008	32,195
Securities, available-for-sale	235,206	233,861
Restricted investment in bank stocks, at cost	3,288	3,635
Loans held for sale	1,794	2,869
Loans (net of deferred fees of $940 - 2012 and $692 - 2011)	706,244	693,515
Less-allowance for loan losses	(8,690)	(8,702)
Net loans	697,554	684,813
Premises and equipment, net	10,658	10,861
Other assets	40,043	43,898
Total assets	$1,044,551	$1,012,132

Liabilities
Deposits
Noninterest bearing	$84,816	$73,760
Interest bearing	793,227	780,639
Total deposits	878,043	854,399
Short-term borrowings	25,328	10,257
Long-term debt	36,140	46,628
Other liabilities	6,918	7,606
Total liabilities	946,429	918,890

Shareholders’ equity
Preferred stock, par value $2.50 per share; $1,000 liquidation preference, 1,000,000 shares authorized; 25,000 Series B shares issued and outstanding - 2012 and 2011	25,000	25,000
Common stock, par value $2.50 per share; 15,000,000 shares authorized; 4,233,847 shares issued and outstanding - 2012 and 10,000,000 shares authorized; 4,202,606 shares issued and outstanding - 2011	10,585	10,507
Additional paid-in capital	37,703	37,253
Retained earnings	18,611	14,558
Accumulated other comprehensive income	6,223	5,924
Total shareholders’ equity	98,122	93,242
Total liabilities and shareholders’ equity	$1,044,551	$1,012,132

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Income
Unaudited

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share data)	2012	2011	2012	2011
Interest income
Loans, including fees	$10,164	$9,600	$20,034	$18,912
Investment securities:
Taxable	910	1,045	1,817	1,987
Tax-exempt	592	606	1,189	1,242
Dividends	3	2	7	4
Other	23	10	38	25
Total interest income	11,692	11,263	23,085	22,170

Interest expense
Deposits	2,415	2,839	4,871	5,674
Federal funds purchased and other short-term borrowings	29	25	53	53
Long-term debt	196	263	407	543
Total interest expense	2,640	3,127	5,331	6,270
Net interest income	9,052	8,136	17,754	15,900
Provision for loan losses	250	550	500	1,225
Net interest income after provision for loan losses	8,802	7,586	17,254	14,675

Noninterest income
Trust and investment services fees	405	383	813	740
Income from mutual fund, annuity and insurance sales	243	241	431	583
Service charges on deposit accounts	633	676	1,244	1,277
Income from bank owned life insurance	174	160	330	325
Other income	170	159	332	300
Net gain on sales of loans held for sale	281	120	540	296
Net gain (loss) on sales of securities	0	0	49	(25)
Total noninterest income	1,906	1,739	3,739	3,496

Noninterest expense
Personnel	3,761	3,433	7,439	6,964
Occupancy of premises, net	504	487	1,012	984
Furniture and equipment	461	422	924	871
Postage, stationery and supplies	134	129	268	269
Professional and legal	150	173	309	275
Marketing and advertising	197	233	407	383
FDIC insurance	189	218	408	562
Debit card processing	178	165	355	319
Charitable donations	34	8	481	235
Telephone	135	120	267	255
External data processing	142	110	270	229
Foreclosed real estate including (gains) losses on sales	211	606	804	1,091
Impaired loan carrying costs	185	160	230	426
Other	671	668	1,048	1,107
Total noninterest expense	6,952	6,932	14,222	13,970
Income before income taxes	3,756	2,393	6,771	4,201
Provision for income taxes	977	521	1,702	818
Net income	2,779	1,872	5,069	3,383
Preferred stock dividends and discount accretion	71	246	259	491
Net income available to common shareholders	$2,708	$1,626	$4,810	$2,892
Net income per common share, basic	$0.64	$0.39	$1.14	$0.70
Net income per common share, diluted	$0.63	$0.39	$1.13	$0.69

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Comprehensive Income
Unaudited

	Three months ended June 30,
(dollars in thousands)	2012	2011
Net income	$2,779	$1,872
Other comprehensive income:
Securities available for sale:
Net unrealized holding gains arising during the period (net of tax expense of $110 and $1,042, respectively)	214	2,024
Reclassification adjustment for (gains) losses included in net income	0	0
Net unrealized gains	214	2,024
Comprehensive income	$2,993	$3,896

	Six months ended June 30,
(dollars in thousands)	2012	2011
Net income	$5,069	$3,383
Other comprehensive income:
Securities available for sale:
Net unrealized holding gains arising during the period (net of tax expense of $171 and $1,166, respectively)	331	2,266
Reclassification adjustment for (gains) losses included in net income (net of tax expense of $17 and tax benefit of $9, respectively)	(32)	16
Net unrealized gains	299	2,282
Comprehensive income	$5,368	$5,665

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Cash Flows
Unaudited

	Six months ended June 30,
(dollars in thousands)	2012	2011
Cash flows from operating activities
Net income	$5,069	$3,383
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	682	652
Net amortization of premiums on securities	670	724
Amortization of deferred loan origination fees and costs	(122)	(132)
Amortization of intangible assets	15	19
Provision for loan losses	500	1,225
Provision for losses on foreclosed real estate	1,088	235
Deferred income tax benefit	0	(21)
Amortization of investment in real estate partnership	172	291
Increase in cash surrender value and death benefit on bank owned life insurance	(330)	(325)
Originations of loans held for sale	(31,487)	(16,266)
Proceeds from sales of loans held for sale	33,102	20,585
Net gain on sales of loans held for sale	(540)	(296)
Loss on disposal of premises and equipment	7	1
Net (gain) loss on sales of securities available-for-sale	(49)	25
Loss (gain) on sales of foreclosed real estate	8	(45)
Stock-based compensation expense	201	157
Decrease in accrued interest receivable	286	54
Decrease (increase) in other assets	19	(242)
Decrease in accrued interest payable	(43)	(25)
(Decrease) increase in other liabilities	(398)	2,177
Net cash provided by operating activities	8,850	12,176

Cash flows from investing activities
Purchases of securities, available-for-sale	(31,488)	(34,296)
Maturities, repayments and calls of securities, available-for-sale	21,929	17,495
Sales of securities, available-for-sale	8,047	6,077
Redemption of restricted investment in bank stock	347	390
Net increase in loans made to customers	(13,276)	(41,281)
Purchases of premises and equipment	(486)	(520)
Investment in bank owned life insurance	(230)	0
Proceeds from bank owned life insurance	206	0
Investment in foreclosed real estate	(17)	(3,645)
Proceeds from sales of foreclosed real estate	2,635	464
Net cash used in investing activities	(12,333)	(55,316)

Cash flows from financing activities
Net increase in demand and savings deposits	20,510	29,412
Net increase (decrease) in time deposits	3,134	(3,319)
Net increase in short-term borrowings	15,071	4,033
Repayment of long-term debt	(10,488)	(17,902)
Cash dividends paid to preferred shareholders	(501)	(413)
Cash dividends paid to common shareholders	(757)	(704)
Issuance of common stock	327	292
Net cash provided by financing activities	27,296	11,399
Net increase (decrease) in cash and cash equivalents	23,813	(31,741)
Cash and cash equivalents at beginning of year	32,195	43,269
Cash and cash equivalents at end of period	$56,008	$11,528

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
Unaudited

(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2012	$25,000	$10,507	$37,253	$14,558	$5,924	$93,242
Net income				5,069		5,069
Other comprehensive income, net of tax					299	299
Common stock cash dividends ($0.18 per share)				(757)		(757)
Preferred stock dividends				(259)		(259)
Stock-based compensation			201			201
Issuance of common stock:
11,673 shares under the dividend reinvestment and stock purchase plan		29	107			136
13,602 shares under the stock option plan		34	114			148
5,966 shares under employee stock purchase plan		15	28			43

Balance, June 30, 2012	$25,000	$10,585	$37,703	$18,611	$6,223	$98,122

Balance, January 1, 2011	$15,983	$10,330	$37,290	$10,798	$2,138	$76,539
Net income				3,383		3,383
Other comprehensive income, net of tax					2,282	2,282
Preferred stock discount accretion	78			(78)		0
Common stock cash dividends ($0.17 per share)				(704)		(704)
Preferred stock dividends				(413)		(413)
Stock-based compensation			157			157
Issuance of common stock:
12,853 shares under the dividend reinvestment and stock purchase plan		32	105			137
12,642 shares under the stock option plan		32	81			113
5,330 shares under employee stock purchase plan		13	29			42

Balance, June 30, 2011	$16,061	$10,407	$37,662	$12,986	$4,420	$81,536

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

The results of operations for the six-month period ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of June 30, 2012, and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

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

As disclosed in Note 5-Loans, the Corporation engages in commercial and consumer lending. Loans are made within the Corporation’s primary market area and surrounding areas, and include the purchase of whole loan or participation interests in loans from other financial institutions. Commercial related loans, which pose the greatest risk of loss to the Corporation, whether originated or purchased, are generally secured by real estate. Within the broad commercial loan segment, the builder & developer and commercial real estate investor loan classes generally present a higher level of risk than other commercial loan classifications. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties, unstable real estate prices and the dependency upon successful construction and sale or operation of the real estate project. Within the consumer loan segment, junior (i.e., second) liens present a slightly higher risk to the Corporation because economic and housing market conditions can adversely affect the underlying value of the collateral and the ability of some borrowers to service their debt.

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

An allowance for loan losses is established for an impaired commercial loan if its carrying value exceeds its estimated fair value. For commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals of the underlying collateral. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the most recent appraisal and the condition of the property. Appraised values are generally discounted to provide for selling costs and other factors to determine an estimate of the net realizable value of the property. For commercial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. In instances when specific consumer related loans become impaired, they may be partially or fully charged off, which obviates the need for a specific allowance.

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

Federal regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to the Corporation. Based on a comprehensive analysis of the loan portfolio, the Corporation believes that the level of the allowance for loan losses at June 30, 2012 is adequate.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through acceptance of a deed-in-lieu of foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At June 30, 2012, foreclosed real estate, net of allowance, was $12,685,000, compared to $16,243,000 for December 31, 2011.

Per Common Share Computations

The computation of net income per common share is provided in the table below.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011
Net income available to common shareholders	$2,708	$1,626	$4,810	$2,892

Weighted average shares outstanding (basic)	4,221	4,150	4,214	4,144
Effect of dilutive stock options	60	58	45	51
Weighted average shares outstanding (diluted)	4,281	4,208	4,259	4,195

Basic earnings per common share	$0.64	$0.39	$1.14	$0.70
Diluted earnings per common share	$0.63	$0.39	$1.13	$0.69

Anti-dilutive stock options and common stock warrants excluded from the computation of earnings per share	75	83	75	83

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

Supplemental cash flow information is provided in the table below.

	Six months ended June 30,
(dollars in thousands)	2012	2011
Cash paid during the period for:
Income taxes	$1,882	$1,285
Interest	$5,374	$6,295

Noncash investing and financing activities:
Transfer of loans to foreclosed real estate	$156	$1,693
Increase in other liabilities for pre-funded client ACH disbursements	$0	$1,883
Increase in other liabilities for investment in foreclosed real estate	$0	$545

Reclassification

Certain amounts in the 2011 consolidated financial statements have been reclassified to conform to the 2012 presentation, which did not impact net income or shareholders’ equity.

Recent Accounting Pronouncements

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

Note 3-Securities

A summary of securities available-for-sale at June 30, 2012 and December 31, 2011 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof. Also included in the portfolio are investments in the obligations of states and municipalities. With the exception of an approximately $15 million portfolio (fair value) of Texas municipal utility district bonds, which has its own criteria for investment, the remaining municipal bonds were almost all rated A or above by at least one national rating service at June 30, 2012. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At June 30, 2012, the fair value of the municipal bond portfolio was concentrated in the states of Pennsylvania at 37 percent and Texas at 21 percent.

				Estimated Fair Value
	Amortized Cost	Gross Unrealized
(dollars in thousands)		Gains	Losses

June 30, 2012
Debt securities:
U.S. Treasury notes	$10,000	$73	$0	$10,073
U.S. agency	19,556	1,104	0	20,660
U.S. agency mortgage-backed, residential	110,156	3,958	0	114,114
State and municipal	86,065	4,319	(25)	90,359
Total debt securities	$225,777	$9,454	$(25)	$235,206

December 31, 2011
Debt securities:
U.S. Treasury notes	$10,003	$131	$0	$10,134
U.S. agency	29,593	1,080	0	30,673
U.S. agency mortgage-backed, residential	103,017	3,456	(29)	106,444
State and municipal	82,272	4,340	(2)	86,610
Total debt securities	$224,885	$9,007	$(31)	$233,861

The amortized cost and estimated fair value of debt securities at June 30, 2012 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$12,994	$13,084
Due after one year through five years	143,222	150,202
Due after five years through ten years	60,569	62,615
Due after ten years	8,992	9,305
Total debt securities	$225,777	$235,206

Gross realized gains and losses on sales of securities available-for-sale are shown below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2012	2011	2012	2011

Realized gains	$0	$0	$50	$79
Realized losses	0	0	(1)	(104)
Net gains (losses)	$0	$0	$49	$(25)

Securities, issued by agencies of the federal government, with a carrying value of $142,575,000 and $136,827,000 on June 30, 2012 and December 31, 2011, respectively, were pledged to secure public and trust deposits, repurchase agreements, other short-term borrowings and Federal Home Loan Bank debt.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2012
Debt securities:
State and municipal	$4,248	$(25)	$0	$0	$4,248	$(25)
Total temporarily impaired debt securities, available for sale	$4,248	$(25)	$0	$0	$4,248	$(25)

December 31, 2011
Debt securities:
U.S. agency mortgage-backed, residential	$13,430	$(29)	$0	$0	$13,430	$(29)
State and municipal	856	(2)	0	0	856	(2)
Total temporarily impaired debt securities, available for sale	$14,286	$(31)	$0	$0	$14,286	$(31)

At June 30, 2012, the unrealized losses of $25,000 within the less than 12 months category were attributable to nine municipal securities. Two of the securities were rated AA3 and one AA2 by Moody’s rating service and two were rated AA and four were rated AA- by Standard and Poor’s rating service.

Securities available-for-sale are analyzed quarterly for possible other-than-temporary impairment. The analysis considers, among other factors: 1) whether the Corporation has the intent to sell its securities prior to market recovery or maturity; 2) whether it is more likely than not that the Corporation will be required to sell its securities prior to market recovery or maturity; 3) default rates/history by security type; 4) third-party securities ratings; 5) third-party guarantees; 6) subordination; 7) payment delinquencies; 8) nature of the issuer; and 9) current financial news.

The Corporation believes that unrealized losses at June 30, 2012 were primarily the result of changes in market interest rates and that it has the ability to hold these investments for a time necessary to recover the amortized cost. Through June 30, 2012, the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

Note 4—Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of June 30, 2012 and December 31, 2011, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (FHLBP) and, to a lesser degree, Atlantic Central Bankers Bank (ACBB). Under the FHLBP’s Capital Plan, PeoplesBank is required to maintain a minimum member stock investment, both as a condition of becoming and remaining a member and as a condition of obtaining borrowings from the FHLBP. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

During the first quarter of 2012, the FHLBP began paying a quarterly cash dividend on its common stock. Prior to 2012, dividend payments had been suspended by the FHLBP since December 2008. The FHLBP reported that future dividends will be dependent upon the condition of its private-label residential mortgage-backed securities portfolio, its overall financial performance, retained earnings and other factors. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended June 30, 2012 and 2011.

Note 5—Loans

The table below provides the composition of the loan portfolio at June 30, 2012 and December 31, 2011. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance. Those industries representing the largest dollar investment and most risk are listed separately. The other commercial loans category is comprised of a multitude of industries, including health services, professional services, public administration, restaurant, service, transportation, finance, natural resources, recreation and religious organizations. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

(dollars in thousands)	June 30, 2012	December 31, 2011
Builder & developer	$99,228	$103,514
Commercial real estate investor	119,335	118,133
Residential real estate investor	63,610	62,564
Hotel/Motel	60,176	52,871
Wholesale & retail	58,111	60,328
Manufacturing	28,420	25,976
Agriculture	19,382	17,368
Other	128,736	124,821
Total commercial related loans	576,998	565,575
Residential mortgages	22,426	21,324
Home equity	60,492	58,390
Other	46,328	48,226
Total consumer related loans	129,246	127,940
Total loans	$706,244	$693,515

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

The table below presents a summary of loan risk ratings by loan class at June 30, 2012 and December 31, 2011.

(dollars in thousands)	Pass	Special Mention	Substandard	Nonaccrual	Total
June 30, 2012
Builder & developer	$85,077	$6,814	$6,026	$1,311	$99,228
Commercial real estate investor	103,808	10,991	2,471	2,065	119,335
Residential real estate investor	59,410	1,596	2,052	552	63,610
Hotel/Motel	60,176	0	0	0	60,176
Wholesale & retail	53,758	2,282	0	2,071	58,111
Manufacturing	27,712	0	708	0	28,420
Agriculture	18,901	0	481	0	19,382
Other	118,812	5,285	65	4,574	128,736
Total commercial related loans	527,654	26,968	11,803	10,573	576,998
Residential mortgage	22,333	6	33	54	22,426
Home equity	60,155	115	188	34	60,492
Other	45,575	293	241	219	46,328
Total consumer related loans	128,063	414	462	307	129,246
Total loans	$655,717	$27,382	$12,265	$10,880	$706,244

December 31, 2011
Builder & developer	$90,429	$11,392	$533	$1,160	$103,514
Commercial real estate investor	102,374	13,519	161	2,079	118,133
Residential real estate investor	58,331	3,681	0	552	62,564
Hotel/Motel	52,871	0	0	0	52,871
Wholesale & retail	54,193	2,354	811	2,970	60,328
Manufacturing	25,262	0	714	0	25,976
Agriculture	16,879	0	489	0	17,368
Other	111,227	9,095	0	4,499	124,821
Total commercial related loans	511,566	40,041	2,708	11,260	565,575
Residential mortgage	21,113	7	34	170	21,324
Home equity	58,088	79	188	35	58,390
Other	47,359	597	34	236	48,226
Total consumer related loans	126,560	683	256	441	127,940
Total loans	$638,126	$40,724	$2,964	$11,701	$693,515

The table below presents a summary of impaired loans at June 30, 2012 and December 31, 2011. Generally, impaired loans are loans risk rated substandard and nonaccrual or classified as troubled debt restructurings. An allowance is established for individual commercial related loans where the Corporation has doubt as to full recovery of the outstanding principal balance. Typically, impaired consumer related loans are partially or fully charged-off obviating the need for a specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for charge-offs.

	June 30, 2012			December 31, 2011
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance:
Builder & developer	$8,275	$8,275	$0	$2,627	$2,627	$0
Commercial real estate investor	4,536	4,636	0	3,965	4,065	0
Residential real estate investor	464	464	0	463	463	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	2,071	4,346	0	3,781	6,056	0
Manufacturing	708	708	0	714	714	0
Agriculture	0	0	0	0	0	0
Other commercial	3,760	3,888	0	3,619	3,619	0
Residential mortgage	87	113	0	204	314	0
Home equity	222	222	0	223	223	0
Other consumer	460	460	0	270	270	0
Total impaired loans with no related allowance	$20,583	$23,112	$0	$15,866	$18,351	$0

Impaired loans with a related allowance:
Builder & developer	$260	$260	$147	$264	$264	$147
Commercial real estate investor	0	0	0	0	0	0
Residential real estate investor	2,140	2,140	430	89	89	30
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	0	0	0	0	0	0
Manufacturing	0	0	0	0	0	0
Agriculture	481	481	100	489	489	100
Other commercial	879	879	120	880	880	120
Residential mortgage	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total impaired loans with a related allowance	$3,760	$3,760	$797	$1,722	$1,722	$397

Total impaired loans:
Builder & developer	$8,535	$8,535	$147	$2,891	$2,891	$147
Commercial real estate investor	4,536	4,636	0	3,965	4,065	0
Residential real estate investor	2,604	2,604	430	552	552	30
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	2,071	4,346	0	3,781	6,056	0
Manufacturing	708	708	0	714	714	0
Agriculture	481	481	100	489	489	100
Other commercial	4,639	4,767	120	4,499	4,499	120
Residential mortgage	87	113	0	204	314	0
Home equity	222	222	0	223	223	0
Other consumer	460	460	0	270	270	0
Total impaired loans	$24,343	$26,872	$797	$17,588	$20,073	$397

The tables below present a summary of average impaired loans and related interest income that was included in net income for the three and six months ended June 30, 2012 and 2011.

	For the three months ended
	June 30, 2012			June 30, 2011
(dollars in thousands)	Average Recorded Investment	Interest Income	Cash Basis	Average Recorded Investment	Interest Income	Cash Basis
Impaired loans with no related allowance:
Builder & developer	$8,070	$117	$11	$6,081	$156	$150
Commercial real estate investor	4,546	76	39	1,010	15	12
Residential real estate investor	464	0	0	438	0	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	2,100	3	3	1,219	22	0
Manufacturing	710	10	0	0	0	0
Agriculture	0	0	0	0	0	0
Other commercial	5,443	102	101	5,658	111	89
Residential mortgage	144	1	1	316	5	4
Home equity	245	1	1	114	0	0
Other consumer	390	7	4	616	8	3
Total impaired loans with no related allowance	$22,112	$317	$160	$15,452	$317	$258

Impaired loans with a related allowance:
Builder & developer	$262	$2	$2	$1,517	7	7
Commercial real estate investor	113	0	0	171	0	0
Residential real estate investor	1,114	2	0	94	0	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	0	0	0	4,842	0	0
Manufacturing	0	0	0	0	0	0
Agriculture	483	9	0	499	9	0
Other commercial	925	0	0	705	8	0
Residential mortgage	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total impaired loans with a related allowance	$2,897	$13	$2	$7,828	$24	$7

Total impaired loans:
Builder & developer	$8,332	$119	$13	$7,598	$163	$157
Commercial real estate investor	4,659	76	39	1,181	15	12
Residential real estate investor	1,578	2	0	532	0	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	2,100	3	3	6,061	22	0
Manufacturing	710	10	0	0	0	0
Agriculture	483	9	0	499	9	0
Other commercial	6,368	102	101	6,363	119	89
Residential mortgage	144	1	1	316	5	4
Home equity	245	1	1	114	0	0
Other consumer	390	7	4	616	8	3
Total impaired loans	$25,009	$330	$162	$23,280	$341	$265

	For the six months ended
	June 30, 2012			June 30, 2011
(dollars in thousands)	Average Recorded Investment	Interest Income	Cash Basis	Average Recorded Investment	Interest Income	Cash Basis
Impaired loans with no related allowance:
Builder & developer	$6,256	$234	$54	$6,807	$232	$220
Commercial real estate investor	4,352	136	73	673	14	12
Residential real estate investor	463	1	1	423	0	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	2,660	(1)	3	1,152	40	0
Manufacturing	711	21	0	0	0	0
Agriculture	0	0	0	0	0	0
Other commercial	4,835	79	125	5,512	237	199
Residential mortgage	164	4	3	293	10	9
Home equity	238	3	1	109	0	0
Other consumer	350	11	8	565	19	10
Total impaired loans with no related allowance	$20,029	$488	$268	$15,534	$552	$450

Impaired loans with a related allowance:
Builder & developer	$263	$2	$2	$1,151	12	12
Commercial real estate investor	75	0	0	223	0	0
Residential real estate investor	773	2	0	95	0	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	0	0	0	4,842	0	0
Manufacturing	0	0	0	0	0	0
Agriculture	485	17	0	499	18	0
Other commercial	910	0	0	708	15	0
Residential mortgage	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total impaired loans with a related allowance	$2,506	$21	$2	$7,518	$45	$12

Total impaired loans:
Builder & developer	$6,519	$236	$56	$7,958	$244	$232
Commercial real estate investor	4,427	136	73	896	14	12
Residential real estate investor	1,236	3	1	518	0	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	2,660	(1)	3	5,994	40	0
Manufacturing	711	21	0	0	0	0
Agriculture	485	17	0	499	18	0
Other commercial	5,745	79	125	6,220	252	199
Residential mortgage	164	4	3	293	10	9
Home equity	238	3	1	109	0	0
Other consumer	350	11	8	565	19	10
Total impaired loans	$22,535	$509	$270	$23,052	$597	$462

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule which shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at June 30, 2012 and December 31, 2011.

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due Accruing	Nonaccrual	Current	Total Loans
June 30, 2012
Builder & developer	$450	$0	$0	$450	$1,311	$97,467	$99,228
Commercial real estate investor	0	0	0	0	2,065	117,270	119,335
Residential real estate investor	2,052	0	0	2,052	552	61,006	63,610
Hotel/Motel	0	0	0	0	0	60,176	60,176
Wholesale & retail	0	0	0	0	2,071	56,040	58,111
Manufacturing	0	0	0	0	0	28,420	28,420
Agriculture	0	0	0	0	0	19,382	19,382
Other	0	0	0	0	4,574	124,162	128,736
Total commercial related loans	2,502	0	0	2,502	10,573	563,923	576,998
Residential mortgage	67	0	0	67	54	22,305	22,426
Home equity	42	0	0	42	34	60,416	60,492
Other	1,068	115	0	1,183	219	44,926	46,328
Total consumer related loans	1,177	115	0	1,292	307	127,647	129,246
Total loans	$3,679	$115	$0	$3,794	$10,880	$691,570	$706,244

December 31, 2011
Builder & developer	$1,709	$0	$0	$1,709	$1,160	$100,645	$103,514
Commercial real estate investor	0	0	0	0	2,079	116,054	118,133
Residential real estate investor	0	0	0	0	552	62,012	62,564
Hotel/Motel	0	0	0	0	0	52,871	52,871
Wholesale & retail	525	0	0	525	2,970	56,833	60,328
Manufacturing	0	0	0	0	0	25,976	25,976
Agriculture	0	0	0	0	0	17,368	17,368
Other	109	0	0	109	4,499	120,213	124,821
Total commercial related loans	2,343	0	0	2,343	11,260	551,972	565,575
Residential mortgage	320	0	0	320	170	20,834	21,324
Home equity	236	0	0	236	35	58,119	58,390
Other	677	1	0	678	236	47,312	48,226
Total consumer related loans	1,233	1	0	1,234	441	126,265	127,940
Total loans	$3,576	$1	$0	$3,577	$11,701	$678,237	$693,515

Loans classified as troubled debt restructurings (TDRs) are designated impaired and arise when the Corporation grants borrowers experiencing financial difficulties concessions that it would not otherwise consider. Concessions granted with respect to these loans involve an extension of the maturity date or a below market interest rate relative to new debt with similar risk. Generally, these loans are secured by real estate. If repayment of the loan is determined to be collateral dependent, the loan is evaluated for impairment loss based on the fair value of the collateral. For loans that are not collateral dependent, the present value of expected future cash flows, discounted at the loan’s effective interest rate, is used to determine any impairment loss.

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

The table below shows loans whose terms have been modified under TDRs during the three months and six months ended June 30, 2012 and 2011. There was no impairment loss recognized on any of these TDRs, and they are all performing under their modified terms. There were no defaults during the six months ended June 30, 2012 for TDRs entered into for the last 12 months.

Three months ended June 30, 2012:

(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructurings:
Commercial related loans
nonaccrual	0	$0	$0

Six months ended June 30, 2012:

(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructurings:
Commercial related loans
nonaccrual	1	$286	$286

Three months ended June 30, 2011:

(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructurings:
Consumer related loans
accruing	1	$188	$188

Six months ended June 30, 2011:

(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructurings:
Consumer related loans
accruing	1	$188	$188

NOTE 6 – Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the three and six months ended June 30, 2012 and 2011.

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/ Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:

Balance, April 1, 2012	$1,979	$2,013	$500	$443	$1,716	$151	$193	$1,015	$8,010
Charge-offs	(2)	(68)	0	0	0	0	0	(263)	(333)
Recoveries	0	0	0	0	5	0	0	0	5
Provisions	(297)	(706)	400	6	(31)	13	1	310	(304)
Balance, June 30, 2012	$1,680	$1,239	$900	$449	$1,690	$164	$194	$1,062	$7,378

Balance, April 1, 2011	$1,801	$1,705	$700	$345	$1,011	$150	$167	$1,014	$6,893
Charge-offs	(25)	0	0	0	0	0	0	0	(25)
Recoveries	0	0	0	0	1	0	0	1	2
Provisions	600	192	(112)	52	(74)	1	22	144	825
Balance, June 30, 2011	$2,376	$1,897	$588	$397	$938	$151	$189	$1,159	$7,695

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated	Total
Allowance for loan losses:

Balance, April 1, 2012	$117	$87	$163	$367	$512	$8,889
Charge-offs	0	(128)	(25)	(153)	0	(486)
Recoveries	24	0	8	32	0	37
Provisions	(63)	193	(9)	121	433	250
Balance, June 30, 2012	$78	$152	$137	$367	$945	$8,690

Balance, April 1, 2011	$130	$244	$262	$636	$327	$7,856
Charge-offs	0	0	(42)	(42)	0	(67)
Recoveries	0	7	3	10	0	12
Provisions	(57)	(96)	(39)	(192)	(83)	550
Balance, June 30, 2011	$73	$155	$184	$412	$244	$8,351

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/ Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:

Balance, January 1, 2012	$2,170	$2,003	$505	$394	$1,806	$151	$184	$907	$8,120
Charge-offs	(2)	(68)	0	0	0	0	0	(263)	(333)
Recoveries	0	0	0	0	11	0	0	0	11
Provisions	(488)	(696)	395	55	(127)	13	10	418	(420)
Balance, June 30, 2012	$1,680	$1,239	$900	$449	$1,690	$164	$194	$1,062	$7,378

Balance, January 1, 2011	$1,561	$1,887	$698	$345	$843	$155	$175	$1,123	$6,787
Charge-offs	(33)	0	0	0	(146)	0	0	(39)	(218)
Recoveries	0	0	0	0	1	0	0	1	2
Provisions	848	10	(110)	52	240	(4)	14	74	1,124
Balance, June 30, 2011	$2,376	$1,897	$588	$397	$938	$151	$189	$1,159	$7,695

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated	Total
Allowance for loan losses:

Balance, January 1, 2012	$88	$86	$171	$345	$237	$8,702
Charge-offs	(39)	(128)	(76)	(243)	0	(576)
Recoveries	41	0	12	53	0	64
Provisions	(12)	194	30	212	708	500
Balance, June 30, 2012	$78	$152	$137	$367	$945	$8,690

Balance, January 1, 2011	$30	$83	$201	$314	$525	$7,626
Charge-offs	(56)	(164)	(75)	(295)	0	(513)
Recoveries	0	7	4	11	0	13
Provisions	99	229	54	382	(281)	1,225
Balance, June 30, 2011	$73	$155	$184	$412	$244	$8,351

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment at June 30, 2012 and 2011 and December 31, 2011.

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:

Individually evaluated for impairment	$147	$0	$430	$0	$0	$0	$100	$120	$797
Collectively evaluated for impairment	1,533	1,239	470	449	1,690	164	94	942	6,581
Balance, June 30, 2012	$1,680	$1,239	$900	$449	$1,690	$164	$194	$1,062	$7,378

Individually evaluated for impairment	$147	$0	$30	$0	$0	$0	$100	$120	$397
Collectively evaluated for impairment	2,023	2,003	475	394	1,806	151	84	787	7,723
Balance, December 31, 2011	$2,170	$2,003	$505	$394	$1,806	$151	$184	$907	$8,120

Individually evaluated for impairment	$672	$25	$30	$0	$675	$0	$100	$200	$1,702
Collectively evaluated for impairment	1,704	1,872	558	397	263	151	89	959	5,993
Balance, June 30, 2011	$2,376	$1,897	$588	$397	$938	$151	$189	$1,159	$7,695

Loans:

Individually evaluated for impairment	$8,535	$4,536	$2,604	$0	$2,071	$708	$481	$4,639	$23,574
Collectively evaluated for impairment	90,693	114,799	61,006	60,176	56,040	27,712	18,901	124,097	553,424
Balance, June 30, 2012	$99,228	$119,335	$63,610	$60,176	$58,111	$28,420	$19,382	$128,736	$576,998

Individually evaluated for impairment	$2,891	$3,965	$552	$0	$3,781	$714	$489	$4,499	$16,891
Collectively evaluated for impairment	100,623	114,168	62,012	52,871	56,547	25,262	16,879	120,322	548,684
Balance, December 31, 2011	$103,514	$118,133	$62,564	$52,871	$60,328	$25,976	$17,368	$124,821	$565,575

Individually evaluated for impairment	$8,189	$2,188	$576	$0	$6,261	$0	$498	$6,777	$24,489
Collectively evaluated for impairment	95,999	105,933	59,216	49,931	44,328	25,202	16,177	127,377	524,163
Balance, June 30, 2011	$104,188	$108,121	$59,792	$49,931	$50,589	$25,202	$16,675	$134,154	$548,652

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated	Total
Allowance for loan losses:

Individually evaluated for impairment	$0	$0	$0	$0	$0	$797
Collectively evaluated for impairment	78	152	137	367	945	7,893
Balance, June 30, 2012	$78	$152	$137	$367	$945	$8,690

Individually evaluated for impairment	$0	$0	$0	$0	$0	$397
Collectively evaluated for impairment	88	86	171	345	237	8,305
Balance, December 31, 2011	$88	$86	$171	$345	$237	$8,702

Individually evaluated for impairment	$0	$0	$0	$0	$0	$1,702
Collectively evaluated for impairment	73	155	184	412	244	6,649
Balance, June 30, 2011	$73	$155	$184	$412	$244	$8,351

Loans:

Individually evaluated for impairment	$87	$222	$460	$769		$24,343
Collectively evaluated for impairment	22,339	60,270	45,868	128,477		681,901
Balance, June 30, 2012	$22,426	$60,492	$46,328	$129,246		$706,244

Individually evaluated for impairment	$204	$223	$270	$697		$17,588
Collectively evaluated for impairment	21,120	58,167	47,956	127,243		675,927
Balance, December 31, 2011	$21,324	$58,390	$48,226	$127,940		$693,515

Individually evaluated for impairment	$315	$208	$718	$1,241		$25,730
Collectively evaluated for impairment	21,382	57,630	51,164	130,176		654,339
Balance, June 30, 2011	$21,697	$57,838	$51,882	$131,417		$680,069

Note 7—Deposits

The composition of deposits as of June 30, 2012 and December 31, 2011 is shown below.

(dollars in thousands)	June 30, 2012	December 31, 2011
Noninterest bearing demand	$84,816	$73,760
NOW	70,352	68,518
Money market	257,501	253,598
Savings	34,026	30,309
Time deposits less than $100,000	247,852	247,190
Time deposits $100,000 or more	183,496	181,024
Total deposits	$878,043	$854,399

Note 8—Long-term Debt

PeoplesBank’s long-term debt obligations to the Federal Home Loan Bank of Pittsburgh (FHLBP) are primarily fixed rate instruments. Under terms of a blanket collateral agreement with the FHLBP, the obligations are secured by FHLBP stock, U.S. agency mortgage-backed securities and qualifying loan receivables, principally real estate secured loans.

In June 2012, the Corporation restructured (i.e., extended) two outstanding $5 million FHLB advances ($10 million total) to lock in low rates as a hedge against the possibility of rising market interest rates in the future. This transaction resulted in a $235,000 prepayment penalty that has been deferred and embedded in the rates on the restructured advances where it will be recognized as interest expense over their respective repayment terms. The $5 million FHLB advance originally maturing December 2013 with a fixed rate of interest of 2.39 percent was extended to June 2019 with a fixed rate of interest of 2.10 percent. The $5 million FHLB advance originally maturing July 2014 with a fixed rate of interest of 1.38 percent was extended to June 2018 with a fixed rate of interest of 1.87 percent. The impact of the debt restructure on current period earnings is immaterial.

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

A summary of long-term debt as of June 30, 2012 and December 31, 2011 is shown below.

(dollars in thousands)	June 30, 2012	December 31, 2011
PeoplesBank’s obligations:
FHLBP
Due January 2012, 2.34%	$0	$10,000
Due June 2012, 4.25%, amortizing	0	170
Due December 2012, 1.91%	5,000	5,000
Due May 2013, 3.46%, amortizing	534	818
Due December 2013, 2.39%	0	5,000
Due July 2014, 1.38%	0	5,000
Due July 2015, 1.90%	5,000	5,000
Due July 2016, 2.35%	5,000	5,000
Due June 2018, 1.87%	5,000	0
Due June 2019, 2.10%	5,000	0
Total FHLBP	25,534	35,988
Capital lease obligation	296	330
Codorus Valley Bancorp, Inc. obligations:
Due 2034, 2.49%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly after December 2009	3,093	3,093
Due 2036, 2.01% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly after July 2011	7,217	7,217
Total long-term debt	$36,140	$46,628

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

Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to quarter-to-date average assets (leverage ratio). Management believes that Codorus Valley and PeoplesBank were well capitalized on June 30, 2012 based on regulatory capital guidelines.

	Actual		Minimum for Capital Adequacy		Well Capitalized Minimum*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at June 30, 2012
Capital ratios:
Tier 1 risk based	$101,724	13.61%	$29,907	4.00%	n/a	n/a
Total risk based	110,414	14.77	59,813	8.00	n/a	n/a
Leverage	101,724	9.87	41,207	4.00	n/a	n/a
at December 31, 2011
Capital ratios:
Tier 1 risk based	$97,128	13.35%	$29,097	4.00%	n/a	n/a
Total risk based	105,830	14.55	58,194	8.00	n/a	n/a
Leverage	97,128	9.62	40,379	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at June 30, 2012
Capital ratios:
Tier 1 risk based	$98,294	13.19%	$29,799	4.00%	$44,699	6.00%
Total risk based	106,984	14.36	59,598	8.00	74,498	10.00
Leverage	98,294	9.57	41,099	4.00	51,374	5.00
at December 31, 2011
Capital ratios:
Tier 1 risk based	$94,056	12.98%	$28,975	4.00%	$43,463	6.00%
Total risk based	102,758	14.19	57,950	8.00	72,438	10.00
Leverage	94,056	9.35	40,239	4.00	50,299	5.00

* To be well capitalized under prompt corrective action provisions.

Note 10—Shareholders’ Equity

Preferred stock issued under the US Treasury’s Small Business Lending Fund Program

On August 18, 2011, as part of the Treasury Small Business Lending Fund (SBLF) program, the Corporation entered into a Securities Purchase Agreement (SBLF Purchase Agreement) with the United States Department of the Treasury (Treasury) pursuant to which the Corporation sold to the Treasury, for an aggregate purchase price of $25 million, 25,000 shares of senior non-cumulative, perpetual preferred stock, Series B, $1,000 liquidation value, $2.50 par value. Generally, the preferred stock is non-voting and qualifies as Tier 1 regulatory capital. The SBLF agreement imposes limits on the ability of the Corporation to pay dividends and repurchase shares of common stock if it fails to declare and pay quarterly dividends on the SBLF preferred stock. The dividend rate can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF preferred stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank. Based upon the increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period was set at 5 percent. For the second through ninth calendar quarters, the dividend rate may be adjusted between one percent (1%) and five percent (5%) per annum to reflect the amount of change in the Bank’s level of QSBL. The annualized dividend rate in effect on June 30, 2012 was 1.14 percent, compared to 5 percent on December 31, 2011. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QSBL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%). Information about SBLF preferred stock is disclosed in Note 10—Shareholders’ Equity in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Change in authorized shares of common stock

On May 15, 2012, as previously reported on Form 8-K, the Corporation’s shareholders approved the Board of Directors’ proposal to amend the Corporation’s Articles of Incorporation to increase the aggregate number of shares of common stock which the Corporation may issue from 10 million to 15 million shares. The increase in the number of authorized shares provides flexibility of action in the future and enables the Corporation to act promptly in connection with stock splits, stock dividends, acquisitions, financings and such other corporate matters involving the issuance of common stock as the Board of Directors may deem advisable. There are no present plans for the use of the additional shares.

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

Note 12—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $16,533,000 of standby letters of credit outstanding on June 30, 2012, compared to $11,532,000 on December 31, 2011. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of June 30, 2012 and December 31, 2011, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
June 30, 2012
Securities available-for-sale:
U.S. Treasury notes	$10,073	$10,073	$0	$0
U.S. agency	20,660	0	20,660	0
U.S. agency mortgage-backed, residential	114,114	0	114,114	0
State and municipal	90,359	0	90,359	0

December 31, 2011
Securities available-for-sale:
U.S. Treasury notes	$10,134	$10,134	$0	$0
U.S. agency	30,673	0	30,673	0
U.S. agency mortgage-backed, residential	106,444	0	106,444	0
State and municipal	86,610	0	86,610	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans (generally carried at fair value)
Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At June 30, 2012, the fair value consists of loan balances of $4,203,000, net of a valuation allowance of $797,000 and charge-offs of $2,529,000, compared to loan balances of $4,222,000, net of a valuation allowance of $397,000 and charge-offs of $2,485,000, at December 31, 2011.

Foreclosed Real Estate (carried at lower of cost or fair value)
Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. At June 30, 2012, the carrying value of foreclosed real estate with a valuation allowance was $11,748,000 ($14,942,000 less a $3,194,000 allowance). At December 31, 2011, the carrying value of foreclosed real estate with a valuation allowance was $14,093,000 ($16,488,000 less a $2,395,000 allowance).

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
June 30, 2012
Impaired loans	$4,203	$0	$0	$4,203
Foreclosed real estate	11,748	0	0	11,748

December 31, 2011
Impaired loans	$4,222	$0	$0	$4,222
Foreclosed real estate	14,093	0	0	14,093

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques		Unobservable Input		Range
June 30, 2012
Impaired loans	$4,203	Appraisal	(1)	Appraisal adjustments	(2)	20% - 30%
Foreclosed real estate	11,748	Appraisal	(1), (3)

(1)	Fair value is generally determined through independent appraisals, which generally include various level 3 inputs that are not identifiable.
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

Disclosures about Fair Value of Financial Instruments

The following presents the carrying amount and estimated fair value of the Corporation’s financial instruments as of June 30, 2012 and December 31, 2011 and placement in the fair value hierarchy at June 30, 2012. For short-term financial assets such as cash and cash equivalents, restricted investment in bank stocks, and interest receivable, the carrying amount is a reasonable estimate of the fair value due to the relatively short time between the origination of the instrument and its expected realization. For financial liabilities such noninterest bearing demand, interest bearing demand, savings deposits, interest payable, and short-term borrowings, the carrying amount is a reasonable estimate of the fair value since these products have no stated maturity. Off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and counterparties’ credit standing. These amounts were not considered to be material.

Loans held for sale (carried at lower of cost or fair value)

The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan. At June 30, 2012 and December 31, 2011, the fair value of loans held for sale exceeded their cost basis.

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

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
June 30, 2012
Financial assets
Cash and cash equivalents	$56,008	$56,008	$56,008	$0	$0
Securities available-for-sale	235,206	235,206	10,073	225,133	0
Restricted investment in bank stocks	3,288	3,288	3,288	0	0
Loans held for sale	1,794	1,836	0	1,836	0
Loans, net	697,554	717,091	0	0	717,091
Interest receivable	3,366	3,366	3,366	0	0

Financial liabilities
Noninterest bearing demand, NOW, money market and savings deposits	$446,695	$446,695	$446,695	$0	$0
Time deposits	431,348	438,653	0	438,653	0
Short-term borrowings	25,328	25,328	25,328	0	0
Long-term debt	36,140	33,172	0	26,480	6,692
Interest payable	478	478	478	0	0

Off-balance sheet instruments	0	0	0	0	0

(dollars in thousands)	Carrying Amount	Estimated Fair Value
December 31, 2011
Financial assets
Cash and cash equivalents	$32,195	$32,195
Securities available-for-sale	233,861	233,861
Restricted investment in bank stocks	3,635	3,635
Loans held for sale	2,869	2,926
Loans, net	684,813	694,260
Interest receivable	3,652	3,652

Financial liabilities
Noninterest bearing demand, NOW,
money market and savings deposits	$426,185	$426,185
Time deposits	428,214	436,716
Short-term borrowings	10,257	10,257
Long-term debt	46,628	41,529
Interest payable	521	521

Off-balance sheet instruments	0	0

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

Three months ended June 30, 2012,
compared to three months ended June 30, 2011

FINANCIAL HIGHLIGHTS

The Corporation earned net income available to common shareholders totaling $2,708,000 for the quarter ended June 30, 2012, compared to $1,626,000 for the quarter ended June 30, 2011. The $1,082,000 or 67 percent increase in earnings for the second quarter of 2012, compared to the second quarter of 2011, was primarily the result of an increase in net interest income, a decrease in the provision for loan losses, an increase in noninterest income and a decrease in preferred stock dividends, which more than offset the increase in income taxes.

The $916,000 or 11 percent increase in net interest income for the second quarter of 2012, compared to the same quarter of 2011, resulted primarily from a larger volume of earning assets, principally commercial loans, and a decrease in funding costs. The decrease in funding costs resulted from a larger proportion of low cost core deposits to total deposits and lower rates generally paid on all deposit products, which reflected unusually low market interest rates.

The $300,000 or 55 percent decrease in the provision for loan losses for the second quarter of 2012, compared to the same quarter of 2011, reflected improved credit quality and a lesser need for provisions to maintain the adequacy of the allowance for loan losses.

The $167,000 or 10 percent increase in total noninterest income for the second quarter of 2012, compared to the same quarter of 2011, was due primarily to an increase in income from the sale of residential mortgage loans. Market interest rates decreased to record levels during the current period leading to an increase in residential mortgage loan refinancings.

The $175,000 or 71 percent decrease in preferred stock dividends and discount accretion for the second quarter of 2012, compared to the same quarter of 2011, was primarily the result of a decrease in the dividend rate on preferred stock. The decrease in the dividend rate was caused by the addition of loans above a predetermined baseline portfolio balance that qualified for the U.S. Treasury’s Small Business Lending Program. Also, the accretion of discount is no longer applicable in 2012 as a result of the redemption of preferred stock issued under the Treasury’s Capital Purchase Program in 2011.

The schedule below presents selected performance metrics for the second quarter of 2012 and 2011.

	Three months ended June 30,
	2012	2011
Basic earnings per share	$0.64	$0.39
Diluted earnings per share	$0.63	$0.39
Cash dividend payout ratio	14.0%	22.9%
Return on average assets	1.07%	0.77%
Return on average equity	11.43%	9.31%
Net interest margin (tax equivalent)	3.88%	3.76%
Net overhead ratio	1.95%	2.15%
Efficiency ratio	60.88%	66.99%
Average equity to average assets	9.38%	8.32%

A more detailed analysis of the factors and trends affecting corporate earnings follows.

INCOME STATEMENT ANALYSIS

Net interest income

Net interest income for the three-month period ended June 30, 2012, was $9,052,000, an increase of $916,000 or 11 percent above the second quarter of 2011. The increase was primarily the result of an increase in the average volume of interest earning assets and a decrease in the average rate paid on deposits. Net interest income (tax equivalent basis) as a percentage of interest earning assets, i.e., net interest margin, was 3.88 percent for the second quarter of 2012, compared to 3.76 percent for the second quarter of 2011.

The $429,000 or 4 percent increase in total interest income for the current quarter, compared to the second quarter of 2011 was due primarily to an increase in the average volume of interest earning assets. Interest earning assets averaged $974 million and yielded 4.97 percent (tax equivalent basis) for the current quarter, compared to $907 million and 5.14 percent, respectively, for the second quarter of 2011. The $67 million or 7 percent increase in the average volume of interest earning assets, which more than offset the decrease in the average yield, was due primarily to an increase in commercial loans.

The $487,000 or 16 percent decrease in total interest expense for the current quarter, compared to the second quarter of 2011 resulted from a larger proportion of low cost core deposits to total deposits and lower rates generally paid on all deposit products, which reflected unusually low market interest rates. Total interest bearing liabilities averaged $850 million at an average rate of 1.25 percent for the current quarter, compared to $809 million and 1.55 percent, respectively, for the second quarter of 2011. The $41 million or 5 percent increase in the average volume of interest bearing liabilities reflected growth in core deposits, principally money market deposits. Additionally, the average volume of noninterest bearing demand deposits increased $12 million or 17 percent for the current quarter, compared to the second quarter of 2011. The Corporation defines core deposits as all deposits except certificates of deposit.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended June 30,
	2012			2011
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Interest bearing deposits with banks	$36,250	$23	0.26%	$16,528	$10	0.24%
Federal funds sold	0	0	0.00	0	0	0.00
Investment securities:
Taxable	147,631	913	2.49	156,758	1,047	2.68
Tax-exempt	79,979	877	4.41	79,700	892	4.49
Total investment securities	227,610	1,790	3.16	236,458	1,939	3.29

Loans:
Taxable (1)	696,587	10,036	5.79	638,530	9,447	5.93
Tax-exempt	13,064	192	5.91	15,262	227	5.97
Total loans	709,651	10,228	5.80	653,792	9,674	5.93
Total earning assets	973,511	12,041	4.97	906,778	11,623	5.14
Other assets (2)	63,174			59,004
Total assets	$1,036,685			$965,782
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$329,317	$323	0.39%	$296,161	$495	0.67%
Savings	34,044	21	0.25	30,428	30	0.40
Time	430,024	2,071	1.94	428,181	2,314	2.17
Total interest bearing deposits	793,385	2,415	1.22	754,770	2,839	1.51
Short-term borrowings	20,045	29	0.58	10,252	25	0.98
Long-term debt	36,245	196	2.17	44,271	263	2.38
Total interest bearing liabilities	849,675	2,640	1.25	809,293	3,127	1.55

Noninterest bearing deposits	83,229			71,075
Other liabilities	6,562			5,065
Shareholders’ equity	97,219			80,349

Total liabilities and shareholders’ equity	$1,036,685			$965,782
Net interest income		$9,401			$8,496
Net interest margin (3)			3.88%			3.76%

(1)	Average balance includes average nonaccrual loans of $14,432,000 for 2012 and $17,893,000 for 2011. Interest includes net loan fees of $221,000 for 2012 and $219,000 for 2011.
(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.
(3)	Net interest income annualized as a percentage of average earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended June 30, 2012 vs. 2011
	Increase (decrease) due to change in
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$12	$1	$13
Federal funds sold	0	0	0
Investment securities:
Taxable	(61)	(73)	(134)
Tax-exempt	3	(18)	(15)
Loans:
Taxable	988	(399)	589
Tax-exempt	(33)	(2)	(35)
Total interest income	909	(491)	418
Interest Expense
Deposits:
Interest bearing demand	58	(230)	(172)
Savings	4	(13)	(9)
Time	10	(253)	(243)
Short-term borrowings	25	(21)	4
Long-term debt	(50)	(17)	(67)
Total interest expense	47	(534)	(487)
Net interest income	$862	$43	$905

Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for loan losses

For the three-month period ended June 30, 2012, the provision for loan losses was $250,000, compared to $550,000 for the same period of 2011. The $300,000 decrease in the provision for loan losses reflected improved credit quality and a lesser need for provisions to maintain the adequacy of the allowance for loan losses. Information about loan quality is provided in the Nonperforming Assets section of this report on page 49.

Noninterest income

The following table presents the components of total noninterest income for the second quarter of 2012, compared to the second quarter of 2011.

Table 3 - Noninterest income

	Three months ended June 30,		Change Increase (Decrease)
(dollars in thousands)	2012	2011	$	%
Trust and investment services fees	$405	$383	$22	6%
Income from mutual fund, annuity and insurance sales	243	241	2	1
Service charges on deposit accounts	633	676	(43)	(6)
Income from bank owned life insurance	174	160	14	9
Other income	170	159	11	7
Net gain on sales of loans held for sale	281	120	161	134
Total noninterest income	$1,906	$1,739	$167	10%

The discussion that follows addresses changes in selected categories of noninterest income.

Service charges on deposit accounts—The $43,000 or 6 percent decrease in service charge income was due primarily to a decrease in overdraft fees. Overdraft fee income on consumer accounts enrolled in PeoplesBank’s automated overdraft payment program, which is a significant component of service charges, decreased in response to the implementation of FDIC pricing restrictions that took effect July 1, 2011.

Net gain on sales of loans held for sale—The $161,000 or 134 percent increase in gains from the sale of loans was due primarily to an increase in the volume of residential mortgage loan sales. Market interest rates decreased to record levels during the current period, leading to an increase in residential mortgage loan refinancings.

Noninterest expense

The following table presents the components of total noninterest expense for the second quarter of 2012, compared to the second quarter of 2011.

Table 4 - Noninterest expense

	Three months ended June 30,		Change Increase (Decrease)
(dollars in thousands)	2012	2011	$	%

Personnel	$3,761	$3,433	$328	10%
Occupancy of premises, net	504	487	17	3
Furniture and equipment	461	422	39	9
Postage, stationery and supplies	134	129	5	4
Professional and legal	150	173	(23)	(13)
Marketing and advertising	197	233	(36)	(15)
FDIC insurance	189	218	(29)	(13)
Debit card processing	178	165	13	8
Charitable donations	34	8	26	325
Telephone	135	120	15	13
External data processing	142	110	32	29
Foreclosed real estate including (gains) losses on sales	211	606	(395)	(65)
Impaired loan carrying costs	185	160	25	16
Other	671	668	3	0
Total noninterest expense	$6,952	$6,932	$20	0%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $328,000 or 10 percent increase in personnel expense was due to normal business growth, which included the impact of franchise expansion in September 2011, and the accrual of annual performance incentives.

Marketing and advertising—The $36,000 or 15 percent decrease in marketing and advertising expense reflects the timing of expenditures.

FDIC insurance—The $29,000 or 13 percent decrease in FDIC insurance premiums was primarily the result of a decrease in the assessment rate, which reflected PeoplesBank’s improved financial performance.

Foreclosed real estate including (gains) losses on sales—The $395,000 or 65 percent decrease in foreclosed real estate costs reflected the recognition of rental income, which commenced in August 2011, from a real estate project. One-time preleasing and other expenses associated with this project elevated costs in 2011.

Income taxes

The provision for income tax for the second quarter of 2012 was $977,000, compared to a provision of $521,000 for the second quarter of 2011. The increase in income taxes was primarily the result of a 57 percent increase in income before income taxes. For both periods, the Corporation’s statutory federal income tax rate was 34 percent. The Corporation’s effective income tax rate was 26 percent for the second quarter of 2012, compared to approximately 22 percent for the second quarter of 2011. The effective tax rate differs from the statutory tax rate due to the impact of low-income housing credits and tax-exempt income, including income from bank owned life insurance.

Preferred stock dividends and discount accretion

Preferred stock dividends for the second quarter of 2012 were $71,000, compared to $246,000 for the second quarter of 2012. The $175,000 or 71 percent decrease was a result of a decrease in the dividend rate on preferred stock caused by the addition of loans above a predetermined baseline portfolio balance that qualified for the U.S. Treasury’s Small Business Lending Program. Also, the accretion of discount is no longer applicable in 2012 as a result of last year’s redemption of preferred stock issued under the Treasury’s Capital Purchase Program. Information about U.S. Treasury capital programs is provided in Note 10 of this report.

Six months ended June 30, 2012,
compared to six months ended June 30, 2011

FINANCIAL HIGHLIGHTS

The Corporation earned net income available to common shareholders (earnings) totaling $4,810,000 or $1.14 per share basic, $1.13 per share diluted, for the six month period ended June 30, 2012, compared to $2,892,000 or $0.70 per share basic, $0.69 per share diluted, for the same period of 2011. The $1,918,000 or 66 percent increase in earnings was the result of an increase in net interest income, a decrease in the provision for loan losses, an increase in noninterest income and a decrease in preferred stock dividends, which more than offset increases in total noninterest expense and the provision for income taxes.

The $1,854,000 or 12 percent increase in net interest income for the first six months of 2012, compared to the same period of 2011, resulted primarily from a larger volume of earning assets, principally commercial loans, and a decrease in funding costs. The decrease in funding costs resulted from a larger proportion of low cost core deposits to total deposits and lower rates generally paid on all deposit products, which reflected unusually low market interest rates.

The $725,000 or 59 percent decrease in the provision for loan losses for the first six months of 2012, compared to the same period of 2011, reflected improved credit quality and a lesser need for provisions to maintain the adequacy of the allowance for loan losses.

The $243,000 or 7 percent increase in noninterest income for the first six months of 2012, compared to the same period of 2011, resulted primarily from an increase in income from the sale of residential mortgage loans. Market interest rates decreased to record levels during the current period, leading to an increase in residential mortgage loan refinancings.

The $232,000 or 47 percent decrease in preferred stock dividends for the first six months of 2012, compared to the same period of 2011, was the result of a decrease in the dividend rate on preferred stock caused by the addition of loans above a predetermined baseline portfolio balance that qualified for the U.S. Treasury’s Small Business Lending Program. Also, the accretion of discount is no longer applicable in 2012 as a result of last year’s redemption of preferred stock issued under the Treasury’s Capital Purchase Program.

The $252,000 or 2 percent increase in noninterest expense for the first six months of 2012, compared to the same period of 2011, was due primarily to an increase in personnel expense, which reflected normal business growth, including the impact of franchise expansion in the prior year. The $884,000 or 108 percent increase in the provision for income taxes for the first six months of 2012, compared to the same period of 2011, was primarily the result of a 61 percent increase in the level of income before income taxes.

On June 30, 2012, total assets were approximately $1,045,000, representing a $67,000,000 or 7 percent increase above June 30, 2011. Compared to one year ago, asset growth occurred primarily in the commercial loan portfolio and was funded primarily by an increase in core deposits.

The schedule below presents selected performance metrics for year-to-date June 2012 and 2011.

	Six months ended June 30,
	2012	2011
Basic earnings per share	$1.14	$0.70
Diluted earnings per share	$1.13	$0.69
Cash dividend payout ratio	15.7%	24.3%
Return on average assets	0.99%	0.70%
Return on average equity	10.53%	8.56%
Net interest margin (tax equivalent)	3.87%	3.71%
Net overhead ratio	2.06%	2.17%
Efficiency ratio	63.58%	68.53%
Average equity to average assets	9.40%	8.22%

A more detailed analysis of the factors and trends affecting corporate earnings follows.

INCOME STATEMENT ANALYSIS

Net interest income

Net interest income for the six-month period ended June 30, 2012, was $17,754,000, an increase of $1,854,000 or 12 percent above the same period of 2011. The increase was primarily the result of an increase in the average volume of interest earning assets and a decrease in the average rate paid on deposits. Net interest income (tax equivalent basis) as a percentage of interest earning assets, i.e., net interest margin, was 3.87 percent for the first six months of 2012, compared to 3.71 percent for the first six months of 2011.

The $915,000 or 4 percent increase in total interest income for the first six months of 2012, compared to the same period of 2011, was due primarily to an increase in the average volume of interest earning assets. Interest earning assets averaged $960 million and yielded 4.98 percent (tax equivalent basis) for the current period, compared to $904 million and 5.11 percent, respectively, for the first half of 2011. The $56 million or 6 percent increase in the average volume of interest earning assets, which more than offset the decrease in the average yield, was due primarily to an increase in commercial loans.

The $939,000 or 15 percent decrease in total interest expense for the first six months of 2012, compared to the same period of 2011, resulted from a larger proportion of low cost core deposits to total deposits and lower rates generally paid on all deposit products, which reflected unusually low market interest rates. Total interest bearing liabilities averaged $843 million at an average rate of 1.27 percent for the current period, compared to $808 million and 1.56 percent, respectively, for the first half of 2011. The $35 million or 4 percent increase in the average volume of interest bearing liabilities reflected growth in core deposits, principally money market deposits. Additionally, the average volume of noninterest bearing demand deposits increased by $10 million or 15 percent for the current period, compared to the first half of 2011. The Corporation defines core deposits as all deposits except certificates of deposit.

Table 5-Average Balances and Interest Rates (tax equivalent basis)

	Six months ended June 30,
	2012			2011
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Interest bearing deposits with banks	$30,308	$38	0.25%	$21,207	$23	0.22%
Federal funds sold	0	0	0.00	1,359	2	0.30
Investment securities:
Taxable	147,754	1,824	2.48	152,332	1,991	2.64
Tax-exempt	79,433	1,760	4.46	81,386	1,828	4.53
Total investment securities	227,187	3,584	3.17	233,718	3,819	3.30

Loans:
Taxable (1)	688,965	19,761	5.77	632,486	18,606	5.93
Tax-exempt	13,798	407	5.93	15,268	454	6.00
Total loans	702,763	20,168	5.77	647,754	19,060	5.93
Total earning assets	960,258	23,790	4.98	904,038	22,904	5.11
Other assets (2)	63,865			56,945
Total assets	$1,024,123			$960,983
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$326,904	$651	0.40%	$291,411	$974	0.67%
Savings	32,929	41	0.25	29,379	58	0.40
Time	428,334	4,179	1.96	430,537	4,642	2.17
Total interest bearing deposits	788,167	4,871	1.24	751,327	5,674	1.52
Short-term borrowings	17,302	53	0.62	10,735	53	0.99
Long-term debt	37,252	407	2.20	45,981	543	2.38
Total interest bearing liabilities	842,721	5,331	1.27	808,043	6,270	1.56

Noninterest bearing deposits	78,724			68,547
Other liabilities	6,421			5,361
Shareholders’ equity	96,257			79,032

Total liabilities and shareholders’ equity	$1,024,123			$960,983
Net interest income		$18,459			$16,634
Net interest margin (3)			3.87%			3.71%

(1)	Average balance includes average nonaccrual loans of $12,769,000 for 2012 and $17,888,000 for 2011. Interest includes net loan fees of $419,000 for 2012 and $451,000 for 2011.
(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.
(3)	Net interest income annualized as a percentage of average earning assets.

Table 6-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Six months ended June 30, 2012 vs. 2011
	Increase (decrease) due to change in
(dollars in thousands)	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$10	$5	$15
Federal funds sold	(2)	0	(2)
Investment securities:
Taxable	(65)	(102)	(167)
Tax-exempt	(44)	(24)	(68)
Loans:
Taxable	1,916	(761)	1,155
Tax-exempt	(44)	(3)	(47)
Total interest income	1,771	(885)	886
Interest Expense
Deposits:
Interest bearing demand	124	(447)	(323)
Savings	7	(24)	(17)
Time	(24)	(439)	(463)
Short-term borrowings	33	(33)	0
Long-term debt	(108)	(28)	(136)
Total interest expense	32	(971)	(939)
Net interest income	$1,739	$86	$1,825

Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for loan losses

For the six-month period ended June 30, 2012, the provision for loan losses was $500,000, compared to $1,225,000 for the same period of 2011. The $725,000 decrease in the provision for loan losses reflected improved credit quality and a lesser need for provisions to maintain the adequacy of the allowance for loan losses. Information about loan quality is provided in the Nonperforming Assets section of this report on page 49.

Noninterest income

The following table presents the components of total noninterest income for the first six months of 2012, compared to the first six months of 2011.

Table 7 - Noninterest income

	Six months ended June 30,		Change Increase (Decrease)
(dollars in thousands)	2012	2011	$	%

Trust and investment services fees	$813	$740	$73	10%
Income from mutual fund, annuity and insurance sales	431	583	(152)	(26)
Service charges on deposit accounts	1,244	1,277	(33)	(3)
Income from bank owned life insurance	330	325	5	2
Other income	332	300	32	11
Net gain on sales of loans held for sale	540	296	244	82
Net gain (loss) on sales of securities	49	(25)	74	296
Total noninterest income	$3,739	$3,496	$243	7%

The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The $73,000 or 10 percent increase in income from trust and investment services fees was due to appreciation in market value of managed accounts, upon which some fees are based, and growth in traditional trust business.

Income from mutual fund, annuity and insurance sales—The $152,000 or 26 percent decrease in income from the sale of mutual funds, annuities and insurance products by Codorus Valley Financial Advisors (CVFA), a subsidiary of PeoplesBank, was a result of the resignation of four financial advisors who left CVFA in February 2011.

Service charges on deposit accounts—The $33,000 or 3 percent decrease in service charge income was due primarily to a decrease in overdraft fees. Overdraft fee income on consumer accounts enrolled in PeoplesBank’s automated overdraft payment program, which is a significant component of service charges, decreased in response to the implementation of FDIC pricing restrictions that took effect July 1, 2011.

Price restrictions imposed by the federal government under the Durbin Interchange Amendment may significantly reduce debit card revenue (i.e., interchange fees) for PeoplesBank in future periods. While the legislation targeted larger banks with total assets of $10 billion on more, market forces in the future may not make a distinction between large and small banks.

Other income—The $32,000 or 11 percent increase in other income was due primarily to an increase in fees from loan settlement services provided by SYC Settlement Services, Inc., a subsidiary of PeoplesBank, which resulted from an increase in the refinancing of residential mortgage loans.

Net gain on sales of loans held for sale—The $244,000 or 82 percent increase in gains from the sale of loans was due primarily to an increase in the volume of residential mortgage loan sales. Market interest rates decreased to record levels during the current period, leading to an increase in residential mortgage loan refinancings.

Net gain (loss) on sales of securities—During the current period, approximately $8 million of U.S. agency mortgage-backed bonds that were prepaying principal faster than anticipated were sold at a $49,000 gain. Sale proceeds were reinvested in agency mortgage-backed bonds with higher yields and lower coupon rates to reduce future prepayments and premium amortization. The prior period included a $25,000 net loss from the sale of municipal bonds that no longer met the Corporation’s investment criteria.

Noninterest expense

The following table presents the components of total noninterest expense for the first six months of 2012, compared to the first six months of 2011.

Table 8 - Noninterest expense

	Six months ended June 30,		Change Increase (Decrease)
(dollars in thousands)	2012	2011	$	%

Personnel	$7,439	$6,964	$475	7%
Occupancy of premises, net	1,012	984	28	3
Furniture and equipment	924	871	53	6
Postage, stationery and supplies	268	269	(1)	0
Professional and legal	309	275	34	12
Marketing and advertising	407	383	24	6
FDIC insurance	408	562	(154)	(27)
Debit card processing	355	319	36	11
Charitable donations	481	235	246	105
Telephone	267	255	12	5
External data processing	270	229	41	18
Foreclosed real estate including (gains) losses on sales	804	1,091	(287)	(26)
Impaired loan carrying costs	230	426	(196)	(46)
Other	1,048	1,107	(59)	(5)
Total noninterest expense	$14,222	$13,970	$252	2%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $475,000 or 7 percent increase in personnel expense was due to normal business growth, which included the impact of franchise expansion in September 2011, and the accrual of annual performance incentives.

Professional and legal—The $34,000 or 12 percent increase in professional and legal expense was due primarily to an increase in consulting expense regarding corporate strategy.

Marketing and advertising—The $24,000 or 6 percent increase in marketing and advertising expense reflects an increased operating budget to support normal business growth and increased corporate initiatives such as branding, product advertising and internal promotions.

FDIC insurance—The $154,000 or 27 percent decrease in FDIC insurance premiums was partially the result of a change by the FDIC in its assessment methodology in the prior year. Effective April 1, 2011, the FDIC lowered assessment rates and applied them against average assets minus average tangible capital, instead of domestic deposits. A decrease in the assessment rate, which reflected PeoplesBank’s improved financial performance also contributed to the decrease in the cost of FDIC insurance.

Debit card processing—The $36,000 or 11 percent increase in debit card processing expense was primarily the result of increases in the number of new accounts and transaction volume.

Charitable donations—The $246,000 or 105 percent increase in charitable donations was due to an increase in donations that qualify for state tax credits, which lower Pennsylvania Shares Tax expense, included below under other expenses.

Foreclosed real estate including (gains) losses on sales—The $287,000 or 26 percent decrease in foreclosed real estate costs reflected the recognition of rental income, which commenced in August 2011, from a real estate project, which more than offset the increase in the provision for real estate losses. One-time preleasing and other expenses associated with this project elevated costs in 2011.

Impaired loan carrying costs— The $196,000 or 46 percent decrease in carrying costs reflects, in part, an unusually large level of legal expense recognized in 2011 for a particular impaired loan. The prolonged weakness in economic and business conditions may cause fluctuations in impaired loan carrying costs. Factors such as the number and size of the loans in the impaired loan portfolio, financial capacity of the borrower or guarantor, value and liquidity of the underlying collateral and the timing of when and how long loans are classified as impaired, among other factors, contribute to the variability of this expense from period to period. Typical carrying costs include insurance, maintenance and repairs, real estate taxes, appraisals and legal fees.

Other—The $59,000 or 5 percent decrease in other expense, which is comprised of many underlying expenses, was due primarily to a $131,000 decrease in Pennsylvania Shares Tax expense. The decrease in Shares Tax expense resulted from an increase in the level of state tax credits that originated from the increase in charitable donations that qualified for these credits as described above.

Income taxes

The provision for income tax for the first six months of 2012 was $1,702,000, compared to a provision of $818,000 for the first six months of 2011. The $884,000 or 108 percent increase in income taxes was primarily the result of a 61 percent increase in income before income taxes. For both periods, the Corporation’s statutory federal income tax rate was 34 percent. The Corporation’s effective income tax rate was 25 percent for the first six months of 2012, compared to approximately 19 percent for the first six months of 2011. The effective tax rate differs from the statutory tax rate due to the impact of low-income housing credits and tax-exempt income, including income from bank owned life insurance.

Preferred stock dividends and discount accretion

Preferred stock dividends for the first six months of 2012 were $259,000, compared to $491,000 for the same period of 2011. The $232,000 or 47 percent decrease was a result of a decrease in the dividend rate on preferred stock caused by the addition of loans above a predetermined baseline portfolio balance that qualified for the U.S. Treasury’s Small Business Lending Program. Also, the accretion of discount is no longer applicable in 2012 as a result of last year’s redemption of preferred stock issued under the Treasury’s Capital Purchase Program. Information about U.S. Treasury capital programs is provided in Note 10 of this report.

BALANCE SHEET REVIEW

Interest bearing deposits with banks

Overnight investments, comprised of interest bearing deposits with banks and federal funds sold, totaled approximately $42 million on June 30, 2012, compared to $20 million on December 31, 2011. The level of overnight investment at June 30, 2012, increased as funds from deposit growth temporarily outpaced the deployment of funds into loans and investment securities.

Securities available-for-sale

At June 30, 2012, the fair value of securities available-for-sale totaled $235 million, which was comparable to the $234 million value at December 31, 2011.

Loans

On June 30, 2012, total loans, net of deferred fees, totaled $706 million, which was $13 million or 2 percent higher than the year-end 2011 level due to an increase in commercial loans. The composition of the Corporation’s loan portfolio at June 30, 2012, compared to December 31, 2011, is provided in Note 5—Loans.

Deposits

On June 30, 2012, deposits totaled $878 million, which was $24 million or 3 percent higher than the year-end 2011 level. The increase in total deposits occurred primarily within the demand, savings and money market categories while total time deposits increased slightly at 0.7 percent. The composition of the Corporation’s deposit portfolio at June 30, 2012, is provided in Note 7—Deposits.

Long-term debt

On June 30, 2012, long-term debt totaled $36 million, which was $10 million or 22 percent below the year-end 2011 level. The decrease was primarily the result of a Federal Home Loan Bank of Pittsburgh advance that matured and was not refinanced. A listing of outstanding long-term debt obligations is provided in Note 8—Long-term Debt.

In June 2012, the Corporation restructured (i.e., extended) two outstanding $5 million FHLB advances ($10 million total) to lock in low rates as a hedge against the possibility of rising market interest rates in the future. This transaction resulted in a $235,000 prepayment penalty that has been deferred and embedded in the rates on the restructured advances where it will be recognized as interest expense over their respective repayment terms. The $5 million FHLB advance originally maturing December 2013 with a fixed rate of interest of 2.39 percent was extended to June 2019 with a fixed rate of interest of 2.10 percent. The $5 million FHLB advance originally maturing July 2014 with a fixed rate of interest of 1.38 percent was extended to June 2018 with a fixed rate of interest of 1.87 percent. The impact of the debt restructure on current period earnings is immaterial.

Shareholders’ equity and capital adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Total shareholders’ equity was approximately $98 million on June 30, 2012, an increase of approximately $5 million or 5 percent, compared to the level at December 31, 2011. The increase was primarily the result of an increase in retained earnings from profitable operations.

Dividends on preferred stock

As previously disclosed, the Corporation participates in the U.S. Department of the Treasury’s (Treasury) Small Business Lending Fund Program (SBLF). Under this program, the Corporation issued $25 million, or 25,000 shares of non-cumulative, perpetual preferred stock, Series B, $1,000 liquidation value, $2.50 par value to the Treasury. The SBLF preferred stock qualifies as Tier 1 regulatory capital and requires the payment of non-cumulative cash dividends quarterly on each January 1, April 1, July 1 and October 1. The dividend rate was initially set at 5 percent, but can vary from 1 percent to 5 percent on a quarterly basis for a period of time to reflect the amount of change in qualified small business lending compared to a baseline amount. For the quarter ended June 30, 2012, accrued dividends totaled $71,000, which equated to an annualized dividend rate of approximately 1.14 percent. Comparatively, for the quarter ended March 31, 2012, accrued dividends totaled $188,000, which equated to an annualized dividend rate of approximately 3.01 percent.

Dividends on common stock

The Corporation typically pays cash dividends on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other factors. On July 10, 2012, the Board of Directors declared a quarterly cash dividend of $0.11 per common share payable on August 14, 2012, to shareholders of record at the close of business on July 24, 2012. This dividend represents an increase of $0.02 or 22 percent above the $0.09 per share cash dividend paid in May and February.

Capital adequacy

Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 9—Regulatory Matters, to the financial statements. We believe that Codorus Valley and PeoplesBank were well capitalized on June 30, 2012, based on regulatory capital guidelines.

On June 18, 2012, the federal regulatory agencies jointly issued a Notice of Proposed Rulemaking that would revise the general risk-based capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework (i.e., Basel III). Generally, the proposed rule revises the definition of regulatory capital components and related calculations, adds a new common equity tier 1 capital ratio, implements a new capital conservation buffer, increases the risk weighting for residential mortgages and past due loans, and provides a transition period for several aspects of the proposed rule. The proposed rule would become effective on January 1, 2013, with full implementation on January 1, 2019. The new rule is applicable to all financial institutions, which has caused controversy as to whether or not it should be scaled based on an institution’s size and complexity. There is also concern that the rule could adversely affect the lending capacity of community banks by requiring higher capital levels. The review and comment period on the proposal is scheduled to end in September 2012. The Corporation plans to monitor the Basel III capital rule to ensure compliance, once finalized.

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

Nonperforming assets

The following table presents asset categories posing the greatest risk of loss and related ratios. We generally place a loan on nonaccrual status and cease accruing interest income, i.e., recognize interest income on a cash basis as long as the loan is sufficiently collateralized, when loan payment performance is unsatisfactory and the loan is past due 90 days or more. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank. The final category, troubled debt restructurings, pertains to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. The paragraphs below explain significant changes in the aforementioned categories as of June 30, 2012, compared to December 31, 2011.

An internal asset quality control committee meets monthly to review and manage nonperforming assets. Collection activity on these accounts is closely monitored and managed by in-house counsel. We generally rely on appraisals performed by independent licensed appraisers to determine the value of collateral for impaired collateral-dependent loans. Generally, an appraisal is performed when: an account reaches 60 days past due, unless a certified appraisal was completed within the past six months; market values have changed significantly; the condition of the property has changed significantly; or the existing appraisal is outdated. In instances where the value of the collateral net of costs to sell is less than the net carrying amount for impaired commercial related loans, a specific loss allowance is established for the difference by recording a loss provision to the income statement. When it is probable that some portion or an entire loan balance will not be collected, that amount is charged off as loss against the allowance.

Table 9-Nonperforming Assets

(dollars in thousands)	June 30, 2012	December 31, 2011

Nonaccrual loans	$8,459	$5,931
Nonaccrual loans, troubled debt restructurings	2,421	5,770
Total nonperforming loans	10,880	11,701
Foreclosed real estate, net of allowance	12,685	16,243
Total nonperforming assets	$23,565	$27,944
Accruing troubled debt restructurings	$3,270	$3,272

Total period-end loans, net of deferred fees	$706,244	$693,515
Allowance for loan losses (ALL)	$8,690	$8,702
ALL as a % of total period-end loans	1.23%	1.25%
Annualized net charge-offs as a % of average total loans	0.15%	0.58%
ALL as a % of nonperforming loans	79.88%	74.38%
Nonperforming loans as a % of total period-end loans	1.54%	1.69%
Nonperforming assets as a % of total period-end loans and net foreclosed real estate	3.28%	3.94%
Nonperforming assets as a % of total period-end assets	2.26%	2.76%
Nonperforming assets as a % of total period-end shareholders’ equity	24.02%	29.97%

The level of nonperforming assets was relatively high in comparison to the Corporation’s historic levels for both periods primarily as a result of prolonged weakened economic conditions and the corresponding effects it has had on our commercial borrowers.

Nonaccrual loans

On June 30, 2012, the nonperforming loan portfolio balance totaled $10,880,000 and was comprised primarily of collateralized commercial loans. Comparatively, nonperforming loans totaled $11,701,000 at year-end 2011. During the quarter ended June 30, 2012, a nonaccrual troubled debt restructured loan totaling $3,557,000 paid off in full. During the quarter ended March 31, 2012, a commercial loan totaling $3,424,000 was reclassified to nonaccrual status described below as loan no. 1. On June 30, 2012, the nonaccrual loan portfolio was comprised of nineteen unrelated loan relationships with outstanding principal balances ranging in size from $14,000 to $3,424,000. Four unrelated commercial relationships, which represent 71 percent of the total nonaccrual loan portfolio balance, are described below.

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

Loan no. 1—At June 30, 2012, the outstanding principal balance of the loan relationship was $3,424,000, for a municipal development project. Repayment is expected from an approved and in good-standing Pennsylvania state grant, which disburses funds periodically as project progress requirements are met.

Loan no. 2—At June 30, 2012, the outstanding principal balance of the loan relationship was $2,138,000, collateralized by commercial rental properties whose rent is assigned to PeoplesBank. Based on a recent appraisal of the primary real estate collateralizing the relationship, we believe that the loans are adequately collateralized. The borrower is presently operating under a troubled debt restructuring agreement.

Loan no. 3—At June 30, 2012, the outstanding principal balance of the loan relationship was $1,281,000, which represents three commercial loans guaranteed from 70% to 80%, depending upon the specific loan, by the U.S. Department of Agriculture. A $120,000 allowance for loan losses was established for this relationship. Several parcels of improved real estate provide collateral for the loans. The Bank is working through the process to liquidate the real estate.

Loan no. 4— PeoplesBank owns a 62.5 percent participation interest in this loan relationship. The carrying value of the Bank’s principal at June 30, 2012, was $859,000, which reflects a payment totaling $1,634,000 from the sale of collateral during January 2012. The Bank is pursuing its legal options against parties to the original loan agreement. As previously disclosed, PeoplesBank charged-off $2,275,000 as a loss in September 2011 due to deterioration in the value of the collateral.

Foreclosed real estate

On June 30, 2012, foreclosed real estate, net of allowance, totaled $12,685,000, compared to $16,243,000 at December 31, 2011. The $3,558,000 or 22 percent decrease was due primarily to the sale of real estate and secondarily to an increase in the allowance for real estate losses for selected properties. On June 30, 2012, the portfolio was comprised of six unrelated accounts ranging in size from $157,000 to $7,338,000, which we are actively attempting to liquidate, with the exception of property no. 3 below. If a valuation allowance for probable loss was established for a particular property it is so noted in the property description below. Further valuation allowances may be required on any foreclosed property as additional information becomes available or conditions change. Foreclosed real estate is included in the other assets category on the Corporation’s balance sheet. Five unrelated foreclosed real estate properties, which represent the majority of the foreclosed real estate portfolio balance, are described below.

Property no. 1—The carrying amount of this office building property at June 30, 2012 was $7,338,000, which is net of a $899,000 allowance for probable loss based on an independent appraisal less estimated selling costs and other adjustments. A reputable tenant took occupancy in 2011 and leased the majority of the building. Approximately $1,075,000 of rental income was recorded for the first six months of 2012 while ongoing operating and other miscellaneous expenses totaled approximately $566,000. Impairment losses totaling $496,000 were also recognized for the current six month period. On July 19, 2012, the property was sold for cash and the Corporation realized a $159,000 loss on the sale, which was above the valuation allowance.

Property no. 2— The carrying amount of this property at June 30, 2012 was $2,115,000, which is net of a $600,000 allowance for probable loss. During the second quarter of 2012 a $308,000 impairment loss and corresponding increase in the allowance were recognized pending the results of an independent appraisal of the property ordered in July. This account is collateralized by 135 approved residential building lots. Of this total, 28 lots are improved and under contract with a local builder for takedown by June 30, 2012. As of June 30, 2012, no lots have been sold. Management is evaluating its disposition options.

Property no. 3— The carrying amount of this property at June 30, 2012 was $1,704,000, which is net of a $1,594,000 allowance for probable loss based on an independent appraisal less estimated selling costs. This account is collateralized by 266 acres of unimproved land that is zoned for residential development. Based on information obtained in the current period, plans to obtain a formal development plan were suspended with the intent to temporarily retain the property and investigate other development, disposition or income generating options at some future date. As a result, an impairment loss of approximately $320,000 and a corresponding increase to the allowance was recognized for this property in the first quarter of 2012.

Property no. 4—The carrying amount of this property at June 30, 2012 was $780,000, which represents the value of the borrower’s personal residence presently listed for sale. In February 2012, the sale of unimproved land was completed and the Corporation received net proceeds totaling $837,000.

Property no. 5— PeoplesBank has a 64 percent interest in 42 improved lots within a 20.6 acre established residential subdivision, which represents the original collateral. The carrying value of PeoplesBank’s interest at June 30, 2012 was $591,000, which is net of a $100,000 allowance for probable loss. During June 2010, a purchase agreement was executed which permitted the buyer to develop and sell the lots over a two-year period. Since inception through June 30, 2012, 23 lots have been sold.

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

The following table presents an analysis of the activity in the allowance for loan losses for the six months ended June 30, 2012 and 2011. The allowance was $8,690,000 or 1.23 percent of total loans on June 30, 2012, compared to $8,351,000 or 1.23 percent, on June 30, 2011. During the most recent six-month period, net charge-offs totaled $512,000, which was comparable to the $500,000 for the first six months of 2011. The annualized net charge-off ratio was low at 0.15 percent for both periods. However, the risks and uncertainties associated with prolonged weakness in economic and business conditions, a relatively high level of unemployment and erosion of real estate values, which adversely affect our borrowers’ ability to service their loans, can cause significant fluctuations in the level of charge-offs and provision expense from one period to another. Based on a comprehensive analysis of the loan portfolio, we believe that the allowance for loan losses was adequate at June 30, 2012.

Table 10 -Analysis of Allowance for Loan Losses

(dollars in thousands)	2012	2011
Balance-January 1,	$8,702	$7,626
Provision charged to operating expense	500	1,225
Loans charged off:
Commercial, financial and agricultural	331	218
Real estate - construction and land development	2	0
Real estate - residential mortgages	39	56
Consumer and home equity	204	239
Total loans charged off	576	513
Recoveries:
Commercial, financial and agricultural	11	2
Real estate - residential mortgages	41	0
Consumer and home equity	12	11
Total recoveries	64	13
Net charge-offs	512	500
Balance-June 30,	$8,690	$8,351

Ratios:
Allowance for loan losses as a % of total period-end loans	1.23%	1.23%
Annualized net charge-offs as a % of average total loans	0.15%	0.15%
Allowance for loan losses as a % of nonperforming loans	79.88%	42.32%

Liquidity risk management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan customers, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, it provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are scheduled investment security maturities and cash inflows, funds received from customer loan payments, and asset sales. The primary sources of liability liquidity are deposit growth, short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At June 30, 2012, we believe that liquidity was adequate based upon the $42 million level of interest bearing deposits with banks, the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $90 million and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $169 million. The Corporation’s loan-to-deposit ratio was 80 percent at June 30, 2012, compared to 81 percent for year-end 2011.

Off-balance sheet arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on June 30, 2012, totaled $221 million and consisted of $150 million in unfunded commitments under existing loan facilities, $54 million to grant new loans and $17 million in letters of credit. Normally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, the Corporation’s disclosure controls and procedures are effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints, that the benefits of controls must be considered relative to their costs, and inherent limitations that may not prevent fraud, particularly by collusion of two or more people or by management override of a control.

There has been no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2012, that has materially affected or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk factors
This Item 1A is not applicable to smaller reporting companies.

Item 2. Unregistered sales of equity securities and use of proceeds
The Corporation has nothing to report under this Item 2.

Item 3. Defaults upon senior securities
The Corporation has nothing to report under this Item 3.

Item 4. Mine safety disclosures
This Item 4 is not applicable to the Corporation.

Item 5. Other information
The Corporation has nothing to report under this Item 5.

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

3.3

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

Codorus Valley Bancorp, Inc.
(Registrant)

August 14, 2012	/s/ Larry J. Miller
Date	Larry J. Miller
President & CEO
(Principal Executive Officer)

August 14, 2012	/s/ Jann A. Weaver
Date	Jann A. Weaver
Treasurer & Assistant Secretary
(Principal Financial and Accounting Officer)