Form 10-Q
period 2012-09-30
CODORUS VALLEY BANCORP INC
filed 2012-11-13
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012
or
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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On November 1, 2012, 4,461,106 shares of common stock, par value $2.50, were outstanding, which includes the effect of the 5 percent common stock dividend declared October 9, 2012.

Codorus Valley Bancorp, Inc.
Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.
Consolidated Balance Sheets
Unaudited

(dollars in thousands, except share and per share data)	September 30, 2012	December 31, 2011
Assets
Interest bearing deposits with banks	$33,561	$19,640
Cash and due from banks	17,698	12,555
Total cash and cash equivalents	51,259	32,195
Securities, available-for-sale	238,605	233,861
Restricted investment in bank stocks, at cost	2,980	3,635
Loans held for sale	3,853	2,869
Loans (net of deferred fees of $977 - 2012 and $692 - 2011)	732,638	693,515
Less-allowance for loan losses	(8,787)	(8,702)
Net loans	723,851	684,813
Premises and equipment, net	10,624	10,861
Other assets	33,186	43,898
Total assets	$1,064,358	$1,012,132

Liabilities
Deposits
Noninterest bearing	$88,158	$73,760
Interest bearing	807,296	780,639
Total deposits	895,454	854,399
Short-term borrowings	24,193	10,257
Long-term debt	35,978	46,628
Other liabilities	8,508	7,606
Total liabilities	964,133	918,890

Shareholders’ equity
Preferred stock, par value $2.50 per share; $1,000 liquidation preference, 1,000,000 shares authorized; 25,000 Series B shares issued and outstanding - 2012 and 2011	25,000	25,000
Common stock, par value $2.50 per share; 15,000,000 shares authorized; 4,452,160 shares issued and outstanding - 2012 and 10,000,000 shares authorized; 4,202,606 shares issued and outstanding - 2011	11,130	10,507
Additional paid-in capital	40,312	37,253
Retained earnings	16,944	14,558
Accumulated other comprehensive income	6,839	5,924
Total shareholders’ equity	100,225	93,242
Total liabilities and shareholders’ equity	$1,064,358	$1,012,132

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Income
Unaudited

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share data)	2012	2011	2012	2011
Interest income
Loans, including fees	$10,129	$10,146	$30,163	$29,058
Investment securities:
Taxable	834	975	2,651	2,962
Tax-exempt	608	598	1,797	1,840
Dividends	2	2	9	6
Other	35	17	73	42
Total interest income	11,608	11,738	34,693	33,908

Interest expense
Deposits	2,444	2,817	7,315	8,491
Federal funds purchased and other short-term borrowings	36	29	89	82
Long-term debt	197	285	604	828
Total interest expense	2,677	3,131	8,008	9,401
Net interest income	8,931	8,607	26,685	24,507
Provision for loan losses	650	3,560	1,150	4,785
Net interest income after provision for loan losses	8,281	5,047	25,535	19,722

Noninterest income
Trust and investment services fees	450	384	1,263	1,124
Income from mutual fund, annuity and insurance sales	227	308	658	891
Service charges on deposit accounts	635	657	1,879	1,934
Income from bank owned life insurance including death benefits	157	164	487	489
Other income	151	153	483	453
Net gain on sales of loans held for sale	293	126	833	422
Net gain (loss) on sales of securities	382	0	431	(25)
Total noninterest income	2,295	1,792	6,034	5,288

Noninterest expense
Personnel	3,806	3,218	11,245	10,182
Occupancy of premises, net	485	501	1,497	1,485
Furniture and equipment	490	434	1,414	1,305
Postage, stationery and supplies	116	128	384	397
Professional and legal	155	205	464	480
Marketing and advertising	259	278	666	661
FDIC insurance	181	223	589	785
Debit card processing	181	169	536	488
Charitable donations	26	37	507	272
Telephone	127	128	394	383
External data processing	149	107	419	336
Foreclosed real estate including (gains) losses on sales	1,498	214	2,302	1,305
Impaired loan carrying costs	36	95	266	521
Other	685	580	1,733	1,687
Total noninterest expense	8,194	6,317	22,416	20,287
Income before income taxes	2,382	522	9,153	4,723
Provision (benefit) for income taxes	511	(139)	2,213	679
Net income	1,871	661	6,940	4,044
Preferred stock dividends and discount accretion	62	657	321	1,148
Net income available to common shareholders	$1,809	$4	$6,619	$2,896
Net income per common share, basic	$0.41	$0.00	$1.49	$0.66
Net income per common share, diluted	$0.40	$0.00	$1.47	$0.66

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Comprehensive Income
Unaudited

	Three months ended September 30,
(dollars in thousands)	2012	2011
Net income	$1,871	$661
Other comprehensive income:
Securities available for sale:
Net unrealized holding gains arising during the period (net of tax expense of $447 and $837, respectively)	868	1,624
Reclassification adjustment for (gains) losses included in net income (net of tax expense of $130 and $0, respectively)	(252)	0
Net unrealized gains	616	1,624
Comprehensive income	$2,487	$2,285

	Nine months ended September 30,
(dollars in thousands)	2012	2011
Net income	$6,940	$4,044
Other comprehensive income:
Securities available for sale:
Net unrealized holding gains arising during the period (net of tax expense of $618 and $2,003, respectively)	1,199	3,890
Reclassification adjustment for (gains) losses included in net income (net of tax expense of $147 and tax benefit of $9, respectively)	(284)	16
Net unrealized gains	915	3,906
Comprehensive income	$7,855	$7,950

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Cash Flows
Unaudited

	Nine months ended September 30,
(dollars in thousands)	2012	2011
Cash flows from operating activities
Net income	$6,940	$4,044
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	1,028	978
Net amortization of premiums on securities	1,049	1,060
Amortization of deferred loan origination fees and costs	(201)	(201)
Amortization of intangible assets	22	29
Provision for loan losses	1,150	4,785
Provision for losses on foreclosed real estate	2,273	388
Deferred income tax benefit	0	(198)
Amortization of investment in real estate partnership	258	436
Increase in cash surrender value and death benefit on bank owned life insurance	(487)	(489)
Originations of loans held for sale	(47,539)	(25,184)
Proceeds from sales of loans held for sale	47,388	27,630
Net gain on sales of loans held for sale	(833)	(422)
Loss on disposal of premises and equipment	7	0
Net (gain) loss on sales of securities available-for-sale	(431)	25
Net loss (gain) on sales of foreclosed real estate	167	(154)
Stock-based compensation	234	188
Decrease in accrued interest receivable	107	322
Increase in other assets	(229)	(1,592)
Decrease in accrued interest payable	(21)	(73)
Decrease in other liabilities	(1,020)	(203)
Net cash provided by operating activities	9,862	11,369

Cash flows from investing activities
Purchases of securities, available-for-sale	(51,533)	(34,296)
Maturities, repayments and calls of securities, available-for-sale	32,272	26,150
Sales of securities, available-for-sale	15,920	6,077
Redemption of restricted investment in bank stock	655	245
Net increase in loans made to customers	(40,218)	(50,414)
Purchases of premises and equipment	(798)	(967)
Investment in bank owned life insurance	(237)	(7)
Proceeds from bank owned life insurance	206	0
Investment in foreclosed real estate	(17)	(3,767)
Proceeds from sales of foreclosed real estate	9,967	728
Net cash used in investing activities	(33,783)	(56,251)

Cash flows from financing activities
Net increase in demand and savings deposits	38,842	54,435
Net increase (decrease) in time deposits	2,213	(2,797)
Net increase in short-term borrowings	13,936	5,216
Proceeds from issuance of long-term debt	0	15,000
Repayment of long-term debt	(10,650)	(30,156)
Tax benefit on vested restricted stock	27	0
Cash dividends paid to preferred shareholders	(571)	(775)
Cash dividends paid to common shareholders	(1,223)	(1,078)
Redemption of preferred stock and common stock warrant	0	(17,027)
Issuance of preferred stock	0	25,000
Issuance of common stock	411	369
Net cash provided by financing activities	42,985	48,187
Net increase in cash and cash equivalents	19,064	3,305
Cash and cash equivalents at beginning of year	32,195	43,269
Cash and cash equivalents at end of period	$51,259	$46,574

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
Unaudited

(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2012	$25,000	$10,507	$37,253	$14,558	$5,924	$93,242
Net income				6,940		6,940
Other comprehensive income, net of tax					915	915
Common stock cash dividends ($0.277 per share, adjusted)				(1,223)		(1,223)
5% common stock dividend, 212,008 shares at fair value		530	2,480	(3,010)		0
Preferred stock dividends				(321)		(321)
Stock-based compensation			261			261
Issuance of common stock:
17,339 shares under the dividend reinvestment and stock purchase plan		43	180			223
14,241 shares under the stock option plan		35	110			145
5,966 shares under employee stock purchase plan		15	28			43

Balance, September 30, 2012	$25,000	$11,130	$40,312	$16,944	$6,839	$100,225

Balance, January 1, 2011	$15,983	$10,330	$37,290	$10,798	$2,138	$76,539
Net income				4,044		4,044
Other comprehensive income, net of tax					3,906	3,906
Preferred stock discount accretion	478			(478)		0
Common stock cash dividends ($0.248 per share, adjusted)				(1,078)		(1,078)
Preferred stock dividends				(775)		(775)
Redemption of preferred stock and repurchase of common stock warrant	(16,461)		(566)			(17,027)
Issuance of preferred stock	25,000					25,000
Stock-based compensation			188			188
Issuance of common stock:
19,291 shares under the dividend reinvestment and stock purchase plan		48	153			201
14,682 shares under the stock option plan		37	89			126
5,330 shares under employee stock purchase plan		13	29			42

Balance, September 30, 2011	$25,000	$10,428	$37,183	$12,511	$6,044	$91,166

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

The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of September 30, 2012, and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

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

An allowance for loan losses is established for an impaired commercial loan if its carrying value exceeds its estimated fair value. For commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals of the underlying collateral. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the most recent appraisal and the condition of the property. Appraisals are generally discounted to provide for selling costs and other factors to determine an estimate of the net realizable value of the property. For commercial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. In instances when specific consumer related loans become impaired, they may be partially or fully charged off, which obviates the need for a specific allowance.

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

Federal regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to the Corporation. Based on a comprehensive analysis of the loan portfolio, the Corporation believes that the level of the allowance for loan losses at September 30, 2012 is adequate.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through acceptance of a deed-in-lieu of foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At September 30, 2012, foreclosed real estate, net of allowance, was $4,084,000, compared to $16,243,000 for December 31, 2011. The $12,159,000 or 75 percent decrease was due primarily to the sale of real estate and secondarily to an increase in the allowance for real estate losses for selected properties.

Per Common Share Computations

All per share computations include the effect of the 5 percent common stock dividend declared October 9, 2012, payable on December 11, 2012, to shareholders of record as of October 23, 2012. The computation of net income per common share is provided in the table below.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Net income available to common shareholders	$1,809	$4	$6,619	$2,896

Weighted average shares outstanding (basic)	4,449	4,375	4,432	4,359
Effect of dilutive stock options	73	41	57	48
Weighted average shares outstanding (diluted)	4,522	4,416	4,489	4,407

Basic earnings per common share	$0.41	$0.00	$1.49	$0.66
Diluted earnings per common share	$0.40	$0.00	$1.47	$0.66

Anti-dilutive stock options and common stock warrants	77	92	83	92

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

Supplemental cash flow information is provided in the table below.

	Nine months ended September 30,
(dollars in thousands)	2012	2011
Cash paid during the period for:
Income taxes	$2,727	$1,860
Interest	$8,029	$9,474

Noncash investing and financing activities:
Transfer of loans to foreclosed real estate	$231	$1,885
Increase in other liabilities for investment in foreclosed real estate	$0	$476
Increase in other liabilities for purchase of securities settling after quarter end	$2,201	$0
Increase in other assets for sale of securities settling after quarter end	$1,566	$0
Increase in other liabilities for preferred dividends declared	$63	$149

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

In November 2008, the Securities and Exchange Commission (SEC) released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB). On July 13, 2012, the SEC published their final report on IFRS, which included an analysis of the issues related to possible incorporation of IFRS into the U.S. financial reporting regime. The SEC report was designed to inform the SEC commissioners for when they would come to decide whether, and if so, how, IFRS should be applied to the U.S. The next step for the SEC is to develop a recommendation on IFRS, but no timetable has been disclosed for completing this work. The Corporation will continue to monitor the development of the potential implementation of IFRS.

Note 3—Securities

A summary of securities available-for-sale at September 30, 2012 and December 31, 2011 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof. Also included in the portfolio are investments in the obligations of states and municipalities. With the exception of an approximately $15 million portfolio (fair value) of Texas municipal utility district bonds, which has its own criteria for investment (e.g., maximum debt to assessed valuation, minimum assessed valuation and district size, proximity to employment, etc.), the remaining municipal bonds were almost all rated A or above by a national rating service at September 30, 2012. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At September 30, 2012, the fair value of the municipal bond portfolio was concentrated in the states of Pennsylvania at 40 percent and Texas at 19 percent.

				Estimated Fair Value
	Amortized Cost	Gross Unrealized
(dollars in thousands)		Gains	Losses

September 30, 2012
Debt securities:
U.S. Treasury notes	$8,000	$52	$0	$8,052
U.S. agency	31,905	1,188	(1)	33,092
U.S. agency mortgage-backed, residential	92,803	4,488	0	97,291
State and municipal	95,535	4,641	(6)	100,170
Total debt securities	$228,243	$10,369	$(7)	$238,605

December 31, 2011
Debt securities:
U.S. Treasury notes	$10,003	$131	$0	$10,134
U.S. agency	29,593	1,080	0	30,673
U.S. agency mortgage-backed, residential	103,017	3,456	(29)	106,444
State and municipal	82,272	4,340	(2)	86,610
Total debt securities	$224,885	$9,007	$(31)	$233,861

The amortized cost and estimated fair value of debt securities at September 30, 2012 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$16,095	$16,215
Due after one year through five years	164,410	172,169
Due after five years through ten years	43,916	46,065
Due after ten years	3,822	4,156
Total debt securities	$228,243	$238,605

Gross realized gains and losses on sales of securities available-for-sale are shown below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2012	2011	2012	2011

Realized gains	$382	$0	$431	$79
Realized losses	0	0	0	(104)
Net gains (losses)	$382	$0	$431	$(25)

Securities, issued by agencies of the federal government, with a carrying value of $149,657,000 and $136,827,000 on September 30, 2012 and December 31, 2011, respectively, were pledged to secure public and trust deposits, repurchase agreements, other short-term borrowings and Federal Home Loan Bank debt.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2012
Debt securities:
U.S. agency	3,149	(1)	0	0	3,149	(1)
State and municipal	$2,930	$(6)	$0	$0	$2,930	$(6)
Total temporarily impaired debt securities, available for sale	$6,079	$(7)	$0	$0	$6,079	$(7)

December 31, 2011
Debt securities:
U.S. agency mortgage-backed, residential	$13,430	$(29)	$0	$0	$13,430	$(29)
State and municipal	856	(2)	0	0	856	(2)
Total temporarily impaired debt securities, available for sale	$14,286	$(31)	$0	$0	$14,286	$(31)

The unrealized losses of $7,000 at September 30, 2012 within the less than 12 months category were attributable to seven municipal securities and one U.S. agency security, all rated A or above by a national rating service.

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

The Corporation believes that unrealized losses at September 30, 2012 were primarily the result of changes in market interest rates and that it has the ability to hold these investments for a time necessary to recover the amortized cost. Through September 30, 2012, the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

Note 4—Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of September 30, 2012 and December 31, 2011, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (FHLBP) and, to a lesser degree, Atlantic Central Bankers Bank (ACBB). Under the FHLBP’s Capital Plan, PeoplesBank is required to maintain a minimum member stock investment, both as a condition of becoming and remaining a member and as a condition of obtaining borrowings from the FHLBP. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

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

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended September 30, 2012 and 2011.

Note 5—Loans

The table below provides the composition of the loan portfolio at September 30, 2012 and December 31, 2011. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance. Those industries representing the largest dollar investment and most risk are listed separately. The other commercial loans category is comprised of a multitude of industries, including health services, professional services, public administration, restaurant, service, transportation, finance, natural resources, recreation and religious organizations. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

(dollars in thousands)	September 30, 2012	December 31, 2011
Builder & developer	$99,186	$103,514
Commercial real estate investor	128,068	118,133
Residential real estate investor	63,578	62,564
Hotel/Motel	60,187	52,871
Wholesale & retail	68,151	60,328
Manufacturing	37,720	25,976
Agriculture	18,674	17,368
Other	128,825	124,821
Total commercial related loans	604,389	565,575
Residential mortgages	21,961	21,324
Home equity	63,598	58,390
Other	42,690	48,226
Total consumer related loans	128,249	127,940
Total loans	$732,638	$693,515

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

The Corporation uses ten risk ratings to grade loans. The first seven ratings, representing the lowest risk, are combined and given a “pass” rating. A pass rating is a satisfactory credit rating, which applies to a loan that is expected to perform in accordance with the loan agreement and has a low probability of loss. A loan rated “special mention” has a potential weakness which may, if not corrected, weaken the loan or inadequately protect the Corporation’s position at some future date. A loan rated “substandard” is inadequately protected by the current net worth or paying capacity of the borrower or of the collateral pledged. A “substandard” loan has a well defined weakness or weaknesses that could jeopardize liquidation of the loan, which exposes the Corporation to loss if the deficiencies are not corrected. When circumstances indicate that collection of the loan is doubtful, the loan is risk rated “nonaccrual,” the accrual of interest income is discontinued, and any unpaid interest previously credited to income is reversed. Accordingly, the table below does not include the regulatory classification of “doubtful,” nor does it include the regulatory classification of “loss” because the Corporation promptly charges off known loan losses.

The table below presents a summary of loan risk ratings by loan class at September 30, 2012 and December 31, 2011.

(dollars in thousands)	Pass	Special Mention	Substandard	Nonaccrual	Total
September 30, 2012
Builder & developer	$79,701	$7,157	$11,020	$1,308	$99,186
Commercial real estate investor	112,651	9,662	2,465	3,290	128,068
Residential real estate investor	59,698	1,370	2,046	464	63,578
Hotel/Motel	60,187	0	0	0	60,187
Wholesale & retail	63,480	1,899	988	1,784	68,151
Manufacturing	37,015	0	705	0	37,720
Agriculture	18,197	0	477	0	18,674
Other	123,047	691	619	4,468	128,825
Total commercial related loans	553,976	20,779	18,320	11,314	604,389
Residential mortgage	21,869	6	33	53	21,961
Home equity	63,165	119	188	126	63,598
Other	41,758	447	354	131	42,690
Total consumer related loans	126,792	572	575	310	128,249
Total loans	$680,768	$21,351	$18,895	$11,624	$732,638

December 31, 2011
Builder & developer	$90,429	$11,392	$533	$1,160	$103,514
Commercial real estate investor	102,374	13,519	161	2,079	118,133
Residential real estate investor	58,331	3,681	0	552	62,564
Hotel/Motel	52,871	0	0	0	52,871
Wholesale & retail	54,193	2,354	811	2,970	60,328
Manufacturing	25,262	0	714	0	25,976
Agriculture	16,879	0	489	0	17,368
Other	111,227	9,095	0	4,499	124,821
Total commercial related loans	511,566	40,041	2,708	11,260	565,575
Residential mortgage	21,113	7	34	170	21,324
Home equity	58,088	79	188	35	58,390
Other	47,359	597	34	236	48,226
Total consumer related loans	126,560	683	256	441	127,940
Total loans	$638,126	$40,724	$2,964	$11,701	$693,515

The table below presents a summary of impaired loans at September 30, 2012 and December 31, 2011. Generally, impaired loans are loans risk rated substandard and nonaccrual or classified as troubled debt restructurings. An allowance is established for individual commercial related loans where the Corporation has doubt as to full recovery of the outstanding principal balance. Typically, impaired consumer related loans are partially or fully charged-off obviating the need for a specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for charge-offs.

	September 30, 2012			December 31, 2011
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance:
Builder & developer	$13,268	$13,268	$0	$2,627	$2,627	$0
Commercial real estate investor	5,755	5,855	0	3,965	4,065	0
Residential real estate investor	72	72	0	463	463	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	2,527	4,802	0	3,781	6,056	0
Manufacturing	705	705	0	714	714	0
Agriculture	0	0	0	0	0	0
Other commercial	4,111	4,239	0	3,619	3,619	0
Residential mortgage	86	112	0	204	314	0
Home equity	314	314	0	223	223	0
Other consumer	485	562	0	270	270	0
Total impaired loans with no related allowance	$27,323	$29,929	$0	$15,866	$18,351	$0

Impaired loans with a related allowance:
Builder & developer	$258	$258	$147	$264	$264	$147
Commercial real estate investor	0	0	0	0	0	0
Residential real estate investor	2,438	2,438	550	89	89	30
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	525	525	150	0	0	0
Manufacturing	0	0	0	0	0	0
Agriculture	478	478	100	489	489	100
Other commercial	975	975	218	880	880	120
Residential mortgage	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total impaired loans with a related allowance	$4,674	$4,674	$1,165	$1,722	$1,722	$397

Total impaired loans:
Builder & developer	$13,526	$13,526	$147	$2,891	$2,891	$147
Commercial real estate investor	5,755	5,855	0	3,965	4,065	0
Residential real estate investor	2,510	2,510	550	552	552	30
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	3,052	5,327	150	3,781	6,056	0
Manufacturing	705	705	0	714	714	0
Agriculture	478	478	100	489	489	100
Other commercial	5,086	5,214	218	4,499	4,499	120
Residential mortgage	86	112	0	204	314	0
Home equity	314	314	0	223	223	0
Other consumer	485	562	0	270	270	0
Total impaired loans	$31,997	$34,603	$1,165	$17,588	$20,073	$397

The tables below present a summary of average impaired loans and related interest income that was included in net income for the three and nine months ended September 30, 2012 and 2011.

	For the three months ended
	September 30, 2012			September 30, 2011
(dollars in thousands)	Average Recorded Investment	Interest Income	Cash Basis	Average Recorded Investment	Interest Income	Cash Basis
Impaired loans with no related allowance:
Builder & developer	$10,771	$121	$11	$3,852	$172	$165
Commercial real estate investor	5,146	73	34	2,049	20	14
Residential real estate investor	268	1	1	483	1	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	2,299	3	1	2,695	25	0
Manufacturing	706	10	0	0	0	0
Agriculture	0	0	0	0	0	0
Other commercial	3,936	3	1	5,627	86	65
Residential mortgage	86	1	1	272	2	1
Home equity	268	1	0	208	1	0
Other consumer	473	7	4	664	10	5
Total impaired loans with no related allowance	$23,953	$220	$53	$15,850	$317	$250

Impaired loans with a related allowance:
Builder & developer	$259	$2	$2	$1,366	0	0
Commercial real estate investor	0	0	0	166	0	0
Residential real estate investor	2,289	31	0	92	0	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	263	0	0	2,421	0	0
Manufacturing	0	0	0	0	0	0
Agriculture	479	9	0	496	9	0
Other commercial	927	0	0	791	18	0
Residential mortgage	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total impaired loans with a related allowance	$4,217	$42	$2	$5,332	$27	$0

Total impaired loans:
Builder & developer	$11,030	$123	$13	$5,218	$172	$165
Commercial real estate investor	5,146	73	34	2,215	20	14
Residential real estate investor	2,557	32	1	575	1	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	2,562	3	1	5,116	25	0
Manufacturing	706	10	0	0	0	0
Agriculture	479	9	0	496	9	0
Other commercial	4,863	3	1	6,418	104	65
Residential mortgage	86	1	1	272	2	1
Home equity	268	1	0	208	1	0
Other consumer	473	7	4	664	10	5
Total impaired loans	$28,170	$262	$55	$21,182	$344	$250

	For the nine months ended
	September 30, 2012			September 30, 2011
(dollars in thousands)	Average Recorded Investment	Interest Income	Cash Basis	Average Recorded Investment	Interest Income	Cash Basis
Impaired loans with no related allowance:
Builder & developer	$8,008	$355	$65	$5,601	$392	$374
Commercial real estate investor	4,703	209	108	1,025	36	26
Residential real estate investor	366	4	4	438	2	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	2,627	5	4	1,857	65	0
Manufacturing	709	31	0	0	0	0
Agriculture	0	0	0	0	0	0
Other commercial	4,654	93	138	5,428	332	264
Residential mortgage	145	5	4	277	12	11
Home equity	257	5	1	134	2	0
Other consumer	384	16	10	576	29	14
Total impaired loans with no related allowance	$21,853	$723	$334	$15,336	$870	$689

Impaired loans with a related allowance:
Builder & developer	$261	$4	$4	$929	0	0
Commercial real estate investor	57	0	0	208	0	0
Residential real estate investor	1,189	33	0	94	0	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	131	(3)	0	3,632	0	0
Manufacturing	0	0	0	0	0	0
Agriculture	484	26	0	498	26	0
Other commercial	926	0	0	751	22	0
Residential mortgage	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total impaired loans with a related allowance	$3,048	$60	$4	$6,112	$48	$0

Total impaired loans:
Builder & developer	$8,269	$359	$69	$6,530	$392	$374
Commercial real estate investor	4,760	209	108	1,233	36	26
Residential real estate investor	1,555	37	4	532	2	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	2,758	2	4	5,489	65	0
Manufacturing	709	31	0	0	0	0
Agriculture	484	26	0	498	26	0
Other commercial	5,580	93	138	6,179	354	264
Residential mortgage	145	5	4	277	12	11
Home equity	257	5	1	134	2	0
Other consumer	384	16	10	576	29	14
Total impaired loans	$24,901	$783	$338	$21,448	$918	$689

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule which shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at September 30, 2012 and December 31, 2011.

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due Accruing	Nonaccrual	Current	Total Loans
September 30, 2012
Builder & developer	$5,000	$1,741	$0	$6,741	$1,308	$91,137	$99,186
Commercial real estate investor	0	0	0	0	3,290	124,778	128,068
Residential real estate investor	0	0	0	0	464	63,114	63,578
Hotel/Motel	0	0	0	0	0	60,187	60,187
Wholesale & retail	0	0	0	0	1,784	66,367	68,151
Manufacturing	0	0	0	0	0	37,720	37,720
Agriculture	252	0	0	252	0	18,422	18,674
Other	0	83	0	83	4,468	124,274	128,825
Total commercial related loans	5,252	1,824	0	7,076	11,314	585,999	604,389
Residential mortgage	0	33	0	33	53	21,875	21,961
Home equity	67	0	0	67	126	63,405	63,598
Other	143	14	21	178	131	42,381	42,690
Total consumer related loans	210	47	21	278	310	127,661	128,249
Total loans	$5,462	$1,871	$21	$7,354	$11,624	$713,660	$732,638

December 31, 2011
Builder & developer	$1,709	$0	$0	$1,709	$1,160	$100,645	$103,514
Commercial real estate investor	0	0	0	0	2,079	116,054	118,133
Residential real estate investor	0	0	0	0	552	62,012	62,564
Hotel/Motel	0	0	0	0	0	52,871	52,871
Wholesale & retail	525	0	0	525	2,970	56,833	60,328
Manufacturing	0	0	0	0	0	25,976	25,976
Agriculture	0	0	0	0	0	17,368	17,368
Other	109	0	0	109	4,499	120,213	124,821
Total commercial related loans	2,343	0	0	2,343	11,260	551,972	565,575
Residential mortgage	320	0	0	320	170	20,834	21,324
Home equity	236	0	0	236	35	58,119	58,390
Other	677	1	0	678	236	47,312	48,226
Total consumer related loans	1,233	1	0	1,234	441	126,265	127,940
Total loans	$3,576	$1	$0	$3,577	$11,701	$678,237	$693,515

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

A nonaccrual TDR represents a nonaccrual loan, as previously defined, which includes an economic concession. Nonaccrual TDRs are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive payments after the modification and future principal and interest payments are reasonably assured. In contrast, an accruing TDR represents a loan that, at the time of the modification, has a demonstrated history of payments and with respect to which management believes that future loan payments are reasonably assured under the modified terms.

The table below shows loans whose terms have been modified under TDRs during the three months and nine months ended September 30, 2012 and 2011. There was no impairment loss recognized on any of these TDRs, and they are all performing under their modified terms. There were no defaults during the nine months ended September 30, 2012 for TDRs entered into for the last 12 months.

(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Three months ended:

September 30, 2012
None

September 30, 2011
Commercial related loans
nonaccrual	1	$2,151	$2,151
accruing	2	$2,936	$2,936

Nine months ended:

September 30, 2012
Commercial related loans
nonaccrual	1	$286	$286

September 30, 2011
Commercial related loans
nonaccrual	1	$2,151	$2,151
accruing	2	$2,936	$2,936
Consumer related loans
accruing	1	$188	$188

NOTE 6—Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the three and nine months ended September 30, 2012 and 2011.

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/ Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:

Balance, July 1, 2012	$1,680	$1,239	$900	$449	$1,690	$164	$194	$1,062	$7,378
Charge-offs	(215)	0	(15)	0	0	0	0	(46)	(276)
Recoveries	0	0	0	0	3	0	0	0	3
Provisions	119	78	140	0	436	58	(3)	158	986
Balance, September 30, 2012	$1,584	$1,317	$1,025	$449	$2,129	$222	$191	$1,174	$8,091

Balance, July 1, 2011	$2,376	$1,897	$588	$397	$938	$151	$189	$1,159	$7,695
Charge-offs	(900)	0	0	0	(2,275)	0	0	0	(3,175)
Recoveries	0	0	0	0	1	0	0	2	3
Provisions	901	18	(109)	9	3,090	4	3	(238)	3,678
Balance, September 30, 2011	$2,377	$1,915	$479	$406	$1,754	$155	$192	$923	$8,201

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated	Total
Allowance for loan losses:

Balance, July 1, 2012	$78	$152	$137	$367	$945	$8,690
Charge-offs	(76)	(42)	(165)	(283)	0	(559)
Recoveries	0	1	2	3	0	6
Provisions	133	77	236	446	(782)	650
Balance, September 30, 2012	$135	$188	$210	$533	$163	$8,787

Balance, July 1, 2011	$73	$155	$184	$412	$244	$8,351
Charge-offs	(85)	0	(81)	(166)	0	(3,341)
Recoveries	0	0	44	44	0	47
Provisions	127	(47)	42	122	(240)	3,560
Balance, September 30, 2011	$115	$108	$189	$412	$4	$8,617

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/ Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:

Balance, January 1, 2012	$2,170	$2,003	$505	$394	$1,806	$151	$184	$907	$8,120
Charge-offs	(217)	(68)	(15)	0	0	0	0	(309)	(609)
Recoveries	0	0	0	0	14	0	0	0	14
Provisions	(369)	(618)	535	55	309	71	7	576	566
Balance, September 30, 2012	$1,584	$1,317	$1,025	$449	$2,129	$222	$191	$1,174	$8,091

Balance, January 1, 2011	$1,561	$1,887	$698	$345	$843	$155	$175	$1,123	$6,787
Charge-offs	(933)	0	0	0	(2,420)	0	0	(40)	(3,393)
Recoveries	0	0	0	0	3	0	0	2	5
Provisions	1,749	28	(219)	61	3,328	0	17	(162)	4,802
Balance, September 30, 2011	$2,377	$1,915	$479	$406	$1,754	$155	$192	$923	$8,201

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated	Total
Allowance for loan losses:

Balance, January 1, 2012	$88	$86	$171	$345	$237	$8,702
Charge-offs	(115)	(170)	(241)	(526)	0	(1,135)
Recoveries	41	1	14	56	0	70
Provisions	121	271	266	658	(74)	1,150
Balance, September 30, 2012	$135	$188	$210	$533	$163	$8,787

Balance, January 1, 2011	$30	$83	$201	$314	$525	$7,626
Charge-offs	(141)	(144)	(176)	(461)	0	(3,854)
Recoveries	0	8	47	55	0	60
Provisions	226	161	117	504	(521)	4,785
Balance, September 30, 2011	$115	$108	$189	$412	$4	$8,617

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment at September 30, 2012 and 2011 and December 31, 2011.

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:

Individually evaluated for impairment	$147	$0	$550	$0	$150	$0	$100	$218	$1,165
Collectively evaluated for impairment	1,437	1,317	475	449	1,979	222	91	956	6,926
Balance, September 30, 2012	$1,584	$1,317	$1,025	$449	$2,129	$222	$191	$1,174	$8,091

Individually evaluated for impairment	$147	$0	$30	$0	$0	$0	$100	$120	$397
Collectively evaluated for impairment	2,023	2,003	475	394	1,806	151	84	787	7,723
Balance, December 31, 2011	$2,170	$2,003	$505	$394	$1,806	$151	$184	$907	$8,120

Individually evaluated for impairment	$147	$25	$30	$0	$0	$0	$100	$120	$422
Collectively evaluated for impairment	2,230	1,890	449	406	1,754	155	92	803	7,779
Balance, September 30, 2011	$2,377	$1,915	$479	$406	$1,754	$155	$192	$923	$8,201

Loans:

Individually evaluated for impairment	$13,526	$5,755	$2,510	$0	$3,052	$705	$478	$5,086	$31,112
Collectively evaluated for impairment	85,660	122,313	61,068	60,187	65,099	37,015	18,196	123,739	573,277
Balance, September 30, 2012	$99,186	$128,068	$63,578	$60,187	$68,151	$37,720	$18,674	$128,825	$604,389

Individually evaluated for impairment	$2,891	$3,965	$552	$0	$3,781	$714	$489	$4,499	$16,891
Collectively evaluated for impairment	100,623	114,168	62,012	52,871	56,547	25,262	16,879	120,322	548,684
Balance, December 31, 2011	$103,514	$118,133	$62,564	$52,871	$60,328	$25,976	$17,368	$124,821	$565,575

Individually evaluated for impairment	$2,247	$2,241	$574	$0	$3,972	$0	$494	$6,060	$15,588
Collectively evaluated for impairment	100,358	108,431	59,985	51,034	52,778	25,857	16,727	123,681	538,851
Balance, September 30, 2011	$102,605	$110,672	$60,559	$51,034	$56,750	$25,857	$17,221	$129,741	$554,439

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated	Total
Allowance for loan losses:

Individually evaluated for impairment	$0	$0	$0	$0	$0	$1,165
Collectively evaluated for impairment	135	188	210	533	163	7,622
Balance, September 30, 2012	$135	$188	$210	$533	$163	$8,787

Individually evaluated for impairment	$0	$0	$0	$0	$0	$397
Collectively evaluated for impairment	88	86	171	345	237	8,305
Balance, December 31, 2011	$88	$86	$171	$345	$237	$8,702

Individually evaluated for impairment	$0	$0	$0	$0	$0	$422
Collectively evaluated for impairment	115	108	189	412	4	8,195
Balance, September 30, 2011	$115	$108	$189	$412	$4	$8,617

Loans:

Individually evaluated for impairment	$86	$314	$485	$885		$31,997
Collectively evaluated for impairment	21,875	63,284	42,205	127,364		700,641
Balance, September 30, 2012	$21,961	$63,598	$42,690	$128,249		$732,638

Individually evaluated for impairment	$204	$223	$270	$697		$17,588
Collectively evaluated for impairment	21,120	58,167	47,956	127,243		675,927
Balance, December 31, 2011	$21,324	$58,390	$48,226	$127,940		$693,515

Individually evaluated for impairment	$228	$208	$610	$1,046		$16,634
Collectively evaluated for impairment	22,244	58,158	49,898	130,300		669,151
Balance, September 30, 2011	$22,472	$58,366	$50,508	$131,346		$685,785

Note 7—Deposits

The composition of deposits as of September 30, 2012 and December 31, 2011 is shown below.

(dollars in thousands)	September 30, 2012	December 31, 2011
Noninterest bearing demand	$88,158	$73,760
NOW	74,319	68,518
Money market	268,885	253,598
Savings	33,665	30,309
Time deposits less than $100,000	245,629	247,190
Time deposits $100,000 or more	184,798	181,024
Total deposits	$895,454	$854,399

Note 8—Long-term Debt

PeoplesBank’s long-term debt obligations to the Federal Home Loan Bank of Pittsburgh (FHLBP) are primarily fixed rate instruments. Under terms of a blanket collateral agreement with the FHLBP, the obligations are secured by FHLBP stock, U.S. agency mortgage-backed securities and qualifying loan receivables, principally real estate secured loans.

In June 2012, the Corporation restructured (i.e., extended) two outstanding $5 million FHLB advances ($10 million total) to lock in low rates as a hedge against the possibility of rising market interest rates in the future. This transaction resulted in a $235,000 prepayment penalty that, under accounting rules, was deferred and embedded in the rates on the restructured advances where it will be recognized as interest expense over their respective repayment terms. The $5 million FHLB advance originally maturing December 2013 with a fixed rate of interest of 2.39 percent was extended to June 2019 with a fixed rate of interest of 2.10 percent. The $5 million FHLB advance originally maturing July 2014 with a fixed rate of interest of 1.38 percent was extended to June 2018 with a fixed rate of interest of 1.87 percent. The impact of the debt restructure on current period earnings is immaterial.

In June 2006, Codorus Valley formed CVB Statutory Trust No. 2, a wholly-owned special purpose subsidiary whose sole purpose was to facilitate a pooled trust preferred debt issuance of $7,217,000. In November 2004, Codorus Valley formed CVB Statutory Trust No. 1 to facilitate a pooled trust preferred debt issuance of $3,093,000. The Corporation owns all of the common stock of these nonbank subsidiaries, and the debentures are the sole assets of the Trusts. The accounts of both Trusts are not consolidated for financial reporting purposes in accordance with FASB ASC 810. For regulatory capital purposes, all of the Corporation’s trust preferred securities qualified as Tier 1 capital for all reported periods. Trust preferred securities are subject to capital limitations under the FDIC’s risk-based capital guidelines, i.e., the portion that exceeds 25 percent of capital qualifies as Tier 2 capital. The Corporation used the net proceeds from these offerings to fund its operations. Under proposed Basel III capital rules, the Tier 1 capital status of trust preferred debt would be phased out at 10 percent per year over ten years. The amount of disqualified Tier I capital would qualify as Tier II capital for regulatory capital purposes.

A summary of long-term debt as of September 30, 2012 and December 31, 2011 is shown below.

(dollars in thousands)	September 30, 2012	December 31, 2011
PeoplesBank’s obligations:
FHLBP
Due January 2012, 2.34%	$0	$10,000
Due June 2012, 4.25%, amortizing	0	170
Due December 2012, 1.91%	5,000	5,000
Due May 2013, 3.46%, amortizing	390	818
Due December 2013, 2.39%	0	5,000
Due July 2014, 1.38%	0	5,000
Due July 2015, 1.90%	5,000	5,000
Due July 2016, 2.35%	5,000	5,000
Due June 2018, 1.87%	5,000	0
Due June 2019, 2.10%	5,000	0
Total FHLBP	25,390	35,988
Capital lease obligation	278	330
Codorus Valley Bancorp, Inc. obligations:
Due 2034, 2.41%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly after December 2009	3,093	3,093
Due 2036, 2.00% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly after July 2011	7,217	7,217
Total long-term debt	$35,978	$46,628

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

Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to quarter-to-date average assets (leverage ratio). Management believes that Codorus Valley and PeoplesBank were well capitalized on September 30, 2012 based on regulatory capital guidelines.

	Actual		Minimum for Capital Adequacy		Well Capitalized Minimum*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at September 30, 2012
Capital ratios:
Tier 1 risk based	$103,218	13.41%	$30,799	4.00%	n/a	n/a
Total risk based	112,005	14.55	61,597	8.00	n/a	n/a
Leverage	103,218	9.83	41,995	4.00	n/a	n/a
at December 31, 2011
Capital ratios:
Tier 1 risk based	$97,128	13.35%	$29,097	4.00%	n/a	n/a
Total risk based	105,830	14.55	58,194	8.00	n/a	n/a
Leverage	97,128	9.62	40,379	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at September 30, 2012
Capital ratios:
Tier 1 risk based	$99,842	13.02%	$30,683	4.00%	$46,024	6.00%
Total risk based	108,629	14.16	61,365	8.00	76,707	10.00
Leverage	99,842	9.54	41,881	4.00	52,352	5.00
at December 31, 2011
Capital ratios:
Tier 1 risk based	$94,056	12.98%	$28,975	4.00%	$43,463	6.00%
Total risk based	102,758	14.19	57,950	8.00	72,438	10.00
Leverage	94,056	9.35	40,239	4.00	50,299	5.00

* To be well capitalized under prompt corrective action provisions.

Note 10—Shareholders’ Equity

Preferred stock issued under the US Treasury’s Small Business Lending Fund Program

On August 18, 2011, as part of the Treasury Small Business Lending Fund (SBLF) program, the Corporation entered into a Securities Purchase Agreement (SBLF Purchase Agreement) with the United States Department of the Treasury (Treasury) pursuant to which the Corporation sold to the Treasury, for an aggregate purchase price of $25 million, 25,000 shares of senior non-cumulative, perpetual preferred stock, Series B, $1,000 liquidation value, $2.50 par value. Generally, the preferred stock is non-voting and qualifies as Tier 1 regulatory capital. The SBLF agreement imposes limits on the ability of the Corporation to pay dividends and repurchase shares of common stock if it fails to declare and pay quarterly dividends on the SBLF preferred stock. The dividend rate can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF preferred stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank. Based upon the increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period was set at 5 percent. For the second through ninth calendar quarters, the dividend rate may be adjusted between one percent (1%) and five percent (5%) per annum to reflect the amount of change in the Bank’s level of QSBL. The annualized dividend rate in effect on September 30, 2012 was 1 percent, compared to 5 percent on December 31, 2011. The decrease in the dividend rate was the result of an increase in QSBL above the baseline. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QSBL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%). Information about SBLF preferred stock is disclosed in Note 10—Shareholders’ Equity in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Common stock dividend

Periodically, the Corporation distributes stock dividends on its common stock as an additional means of enhancing long-term shareholder value. On October 9, 2012, the Corporation declared a 5 percent common stock dividend payable on or before December 11, 2012, to shareholders of record at the close of business on October 23, 2012. Distribution of these stock dividends resulted in the issuance of approximately 212,008 additional common shares.

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

Note 12—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $15,982,000 of standby letters of credit outstanding on September 30, 2012, compared to $11,532,000 on December 31, 2011. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of September 30, 2012 and December 31, 2011, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for an asset or liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date. GAAP establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

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

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement; inputs to the valuation methodology that utilize model-based techniques for which significant assumptions are not observable in the market; or inputs to the valuation methodology that require significant management judgment or estimation, some of which may be internally developed.

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

Assets Measured at Fair Value on a Recurring Basis

Securities available-for-sale

The fair values of investment securities were measured using information from a third-party pricing service. The pricing service uses quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique, used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices. At least annually, the Corporation reviews a random sample of the pricing information received from the third-party pricing service by comparing it to price quotes from third-party brokers. Historically, price deviations have been immaterial.

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
September 30, 2012
Securities available-for-sale:
U.S. Treasury notes	$8,052	$8,052	$0	$0
U.S. agency	33,092	0	33,092	0
U.S. agency mortgage-
backed, residential	97,291	0	97,291	0
State and municipal	100,170	0	100,170	0

December 31, 2011
Securities available-for-sale:
U.S. Treasury notes	$10,134	$10,134	$0	$0
U.S. agency	30,673	0	30,673	0
U.S. agency mortgage-
backed, residential	106,444	0	106,444	0
State and municipal	86,610	0	86,610	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans (generally carried at fair value)
Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At September 30, 2012, the fair value consists of loan balances of $4,810,000, net of a valuation allowance of $1,165,000 and charge-offs of $2,605,000, compared to loan balances of $4,222,000, net of a valuation allowance of $397,000 and charge-offs of $2,485,000, at December 31, 2011.

Foreclosed Real Estate (carried at lower of cost or fair value)
Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. At September 30, 2012, the carrying value of foreclosed real estate with a valuation allowance was $3,231,000 ($6,710,000 less a $3,479,000 allowance). At December 31, 2011, the carrying value of foreclosed real estate with a valuation allowance was $14,093,000 ($16,488,000 less a $2,395,000 allowance).

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
September 30, 2012
Impaired loans	$4,810	$0	$0	$4,810
Foreclosed real estate	3,231	0	0	3,231

December 31, 2011
Impaired loans	$4,222	$0	$0	$4,222
Foreclosed real estate	14,093	0	0	14,093

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques		Unobservable Input		Range
September 30, 2012
Impaired loans	$4,810	Appraisal	(1)	Appraisal adjustments	(2)	20% - 30%
Foreclosed real estate	3,231	Appraisal	(1), (3)

(1)	Fair value is generally determined through independent appraisals, which generally include various level 3 inputs that are not identifiable.
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

Disclosures about Fair Value of Financial Instruments

The following presents the carrying amount and estimated fair value of the Corporation’s financial instruments as of September 30, 2012 and December 31, 2011 and placement in the fair value hierarchy at September 30, 2012. For short-term financial assets such as cash and cash equivalents, restricted investment in bank stocks, and interest receivable, the carrying amount is a reasonable estimate of the fair value due to the relatively short time between the origination of the instrument and its expected realization or in the case of restricted investments in bank stocks, the nature of the asset. For financial liabilities such noninterest bearing demand, interest bearing demand, savings deposits, interest payable, and short-term borrowings, the carrying amount is a reasonable estimate of the fair value since these products have no stated maturity. Off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and counterparties’ credit standing. These amounts were not considered to be material.

Loans held for sale (carried at lower of cost or fair value)
The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan. At September 30, 2012 and December 31, 2011, the fair value of loans held for sale exceeded their cost basis.

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

			Fair Value Estimates
(dollars in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
September 30, 2012
Financial assets
Cash and cash equivalents	$51,259	$51,259	$51,259	$0	$0
Securities available-for-sale	238,605	238,605	8,052	230,553	0
Restricted investment in bank stocks	2,980	2,980	2,980	0	0
Loans held for sale	3,853	3,931	0	3,931	0
Loans, net	723,851	749,914	0	0	749,914
Interest receivable	3,545	3,545	3,545	0	0

Financial liabilities
Noninterest bearing demand, NOW, money market and savings deposits	$465,027	$465,027	$465,027	$0	$0
Time deposits	430,427	437,477	0	437,477	0
Short-term borrowings	24,193	24,193	24,193	0	0
Long-term debt	35,978	33,070	0	26,517	6,553
Interest payable	500	500	500	0	0

Off-balance sheet instruments	0	0	0	0	0

(dollars in thousands)	Carrying Amount	Estimated Fair Value
December 31, 2011
Financial assets
Cash and cash equivalents	$32,195	$32,195
Securities available-for-sale	233,861	233,861
Restricted investment in bank stocks	3,635	3,635
Loans held for sale	2,869	2,926
Loans, net	684,813	694,260
Interest receivable	3,652	3,652

Financial liabilities
Noninterest bearing demand, NOW, money market and savings deposits	$426,185	$426,185
Time deposits	428,214	436,716
Short-term borrowings	10,257	10,257
Long-term debt	46,628	41,529
Interest payable	521	521

Off-balance sheet instruments	0	0

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

Three months ended September 30, 2012,
compared to three months ended September 30, 2011

FINANCIAL HIGHLIGHTS

The Corporation earned net income available to common shareholders (earnings) totaling $1,809,000 for the quarter ended September 30, 2012, compared to $4,000 for the quarter ended September 30, 2011. The $1,805,000 increase in earnings for the third quarter of 2012, compared to the third quarter of 2011, was primarily the result of a decrease in the provision for loan losses, an increase in interest and noninterest income and a decrease in preferred stock dividends, which more than offset increases in noninterest expense and provision for income taxes.

The $2,910,000 or 82 percent decrease in the provision for loan losses for the third quarter of 2012, compared to the third quarter of 2011, reflected an unusually large provision in the third quarter of 2011 to replenish the allowance for loan losses for the partial charge-off of two unrelated loans totaling $3,175,000.

The $324,000 or 4 percent increase in net interest income for the third quarter of 2012, compared to the third quarter of 2011, resulted primarily from a larger proportion of low cost core deposits to total deposits and lower rates generally paid on all deposit products, which reflected unusually low market interest rates. The average volume of interest earning assets, principally commercial loans, increased $59 million or 6 percent, during the current quarter compared to the third quarter of 2011. Income from the increase in loan volume was offset by decreasing asset yields.

The $503,000 or 28 percent increase in total noninterest income for the third quarter of 2012, compared to the same quarter of 2011, was due in part to a $167,000 or 132 percent increase in gains from increased sales of residential mortgage loans, principally refinancings, stimulated by the low level of market interest rates. The infrequent recognition of gains from the sale of securities totaling $382,000 during the current quarter also contributed to the increase in noninterest income. Approximately $9 million of U.S agency mortgage-backed securities (MBS) were selectively sold to remove relatively low yielding instruments that were prepaying principal faster than anticipated and small odd-lot pieces from the MBS portfolio.

The $595,000 or 91 percent decrease in preferred stock dividends and discount accretion for the third quarter of 2012, compared to the third quarter of 2011, reflected the recognition of $379,000 of unamortized discount in the third quarter of 2011, which coincided with the full redemption of preferred stock under the U.S. Treasury’s Capital Purchase Program. The decrease in preferred stock dividends also reflects a decrease in the dividend rate caused by the addition of loans above a predetermined baseline portfolio balance that qualified for the U.S. Treasury’s Small Business Lending Fund Program.

The $1,877,000 or 30 percent increase in total noninterest expense for the third quarter of 2012, compared to the same quarter of 2011, was due primarily to increases in foreclosed real estate costs and personnel expenses. The $1,284,000 or 600 percent increase in foreclosed real estate costs reflected increased provisioning for impairment losses, including a $1,027,000 provision relating to a foreclosed property, as previously reported on Form 8-K dated August 30, 2012. The $588,000 or 18 percent increase in personnel expense was due to normal business growth, which included the impact of franchise expansion in September 2011, and the accrual of annual performance incentives.

The provision for income tax for the third quarter of 2012 was $511,000, compared to an income tax benefit of $139,000 for the third quarter of 2011. The increase in income taxes was primarily the result of the significant increase in income before income taxes.

The schedule below presents selected performance metrics for the third quarter of 2012 and 2011.

	Three months ended September 30,
	2012	2011
Basic earnings per share	$0.41	$0.00
Diluted earnings per share	$0.40	$0.00
Cash dividend payout ratio	25.7%	nm
Return on average assets	0.71%	0.26%
Return on average equity	7.50%	3.04%
Net interest margin (tax equivalent)	3.70%	3.79%
Net overhead ratio	2.38%	1.81%
Efficiency ratio	72.48%	58.13%
Average equity to average assets	9.44%	8.68%

nm - not meaningful

A more detailed analysis of the factors and trends affecting corporate earnings follows.

INCOME STATEMENT ANALYSIS

Net interest income

Net interest income for the three-month period ended September 30, 2012, was $8,931,000, an increase of $324,000 or 4 percent above the third quarter of 2011. The increase was primarily the result of a decrease in the average rate paid on deposits. Net interest income (tax equivalent basis) as a percentage of interest earning assets, i.e., net interest margin, was 3.70 percent for the third quarter of 2012, compared to 3.79 percent for the third quarter of 2011.

The $130,000 or 1 percent decrease in total interest income for the current quarter, compared to the third quarter of 2011, was due primarily to a decrease in yields on earning assets, which was reflective of the long duration of historically low market interest rates. Interest earning assets averaged $998 million and yielded 4.77 percent (tax equivalent basis) for the current quarter, compared to $939 million and 5.11 percent, respectively, for the third quarter of 2011. The $59 million or 6 percent increase in the average volume of interest earning assets, principally commercial loans, partially offset the decrease in the average yield.

The $454,000 or 15 percent decrease in total interest expense for the current quarter, compared to the third quarter of 2011 resulted from a larger proportion of low cost core deposits to total deposits and lower rates generally paid on all deposit products, which reflected historically low market interest rates. Total interest bearing liabilities averaged $865 million at an average rate of 1.23 percent for the current quarter, compared to $835 million and 1.49 percent, respectively, for the third quarter of 2011. The $30 million or 4 percent increase in the average volume of interest bearing liabilities reflected growth in core deposits, principally money market and demand deposits. The Corporation defines core deposits as all deposits except certificates of deposit.

Table 1 - Average Balances and Interest Rates (tax equivalent basis)

	Three months ended September 30,
	2012			2011
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Interest bearing deposits with banks	$54,940	$35	0.25%	$25,187	$17	0.27%
Federal funds sold	0	0	0.00	0	0	0.00
Investment securities:
Taxable	145,974	836	2.28	151,295	977	2.56
Tax-exempt	85,500	900	4.19	78,139	882	4.48
Total investment securities	231,474	1,736	2.98	229,434	1,859	3.21

Loans:
Taxable (1)	698,606	10,000	5.69	669,875	10,001	5.92
Tax-exempt	13,257	193	5.79	14,411	215	5.92
Total loans	711,863	10,193	5.70	684,286	10,216	5.92
Total earning assets	998,277	11,964	4.77	938,907	12,092	5.11
Other assets (2)	58,406			62,076
Total assets	$1,056,683			$1,000,983
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$338,046	$340	0.40%	$314,788	$511	0.64%
Savings	34,188	21	0.24	29,543	27	0.36
Time	431,089	2,083	1.92	428,168	2,279	2.11
Total interest bearing deposits	803,323	2,444	1.21	772,499	2,817	1.45
Short-term borrowings	25,438	36	0.56	11,724	29	0.98
Long-term debt	36,050	197	2.17	51,063	285	2.21
Total interest bearing liabilities	864,811	2,677	1.23	835,286	3,131	1.49

Noninterest bearing deposits	84,527			73,553
Other liabilities	7,565			5,247
Shareholders’ equity	99,780			86,897

Total liabilities and shareholders’ equity	$1,056,683			$1,000,983
Net interest income		$9,287			$8,961
Net interest margin (3)			3.70%			3.79%

(1)	Average balance includes average nonaccrual loans of $10,948,000 for 2012 and $19,080,000 for 2011. Interest includes net loan fees of $275,000 for 2012 and $231,000 for 2011.
(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.
(3)	Net interest income annualized as a percentage of average earning assets.

Table 2 - Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended September 30, 2012 vs. 2011
	Increase (decrease) due to change in
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$20	$(2)	$18
Federal funds sold	0	0	0
Investment securities:
Taxable	(27)	(114)	(141)
Tax-exempt	83	(65)	18
Loans:
Taxable	639	(640)	(1)
Tax-exempt	(17)	(5)	(22)
Total interest income	698	(826)	(128)
Interest Expense
Deposits:
Interest bearing demand	34	(205)	(171)
Savings	4	(10)	(6)
Time	16	(212)	(196)
Short-term borrowings	35	(28)	7
Long-term debt	(86)	(2)	(88)
Total interest expense	3	(457)	(454)
Net interest income	$695	$(369)	$326

Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for loan losses

For the three-month period ended September 30, 2012, the provision for loan losses was $650,000, which was the level needed to maintain the adequacy of the allowance for loan losses. Comparatively, the $3,560,000 provision recorded for the third quarter of 2011, which was unusually large, replenished the allowance for the partial charge-off of two unrelated loans totaling $3,175,000 as reported on a Form 8-K filed October 31, 2011 and a Form 8-K/A filed on November 10, 2011. Information about loan quality is provided in the Nonperforming Assets section of this report on page 50.

Noninterest income

The following table presents the components of total noninterest income for the third quarter of 2012, compared to the third quarter of 2011.

Table 3 - Noninterest income

	Three months ended September 30,		Change Increase (Decrease)
(dollars in thousands)	2012	2011	$	%

Trust and investment services fees	$450	$384	$66	17%
Income from mutual fund, annuity and insurance sales	227	308	(81)	(26)
Service charges on deposit accounts	635	657	(22)	(3)
Income from bank owned life insurance	157	164	(7)	(4)
Other income	151	153	(2)	(1)
Net gain on sales of loans held for sale	293	126	167	133
Net gain (loss) on sales of securities	382	0	382	nm
Total noninterest income	$2,295	$1,792	$503	28%

nm - not meaningful

The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The $66,000 or 17 percent increase in trust and investment services fees was due to new business and to a lesser degree market appreciation.

Income from mutual fund, annuity and insurance sales—The $81,000 or 26 percent decrease in income from mutual fund, annuity and insurance sales was due to a decrease in sales. The low interest rate environment has negatively affected the sale of annuity products and economic and political uncertainties have resulted in some investors maintaining larger cash positions.

Service charges on deposit accounts—The $22,000 or 3 percent decrease in service charge income was due primarily to a decrease in overdraft fees. Overdraft fee income on consumer accounts enrolled in PeoplesBank’s automated overdraft payment program, which is a significant component of service charges, decreased in response to the implementation of FDIC pricing restrictions that took effect July 1, 2011.

Net gain on sales of loans held for sale—The $167,000 or 133 percent increase in gains from the sale of loans was due primarily to an increase in the volume of residential mortgage loan sales. The low level of market interest rates influenced by the Federal Reserve Bank to stimulate the U.S. economy continue to stimulate residential mortgage loan refinancings.

Net gain on sales of securities—$382,000 in gains were recognized in the current quarter from the sale of approximately $9 million of U.S agency mortgage-backed securities (MBS) that were selectively sold to remove relatively low yielding instruments that were prepaying principal faster than anticipated and small odd-lot pieces from the MBS portfolio.

Noninterest expense

The following table presents the components of total noninterest expense for the third quarter of 2012, compared to the third quarter of 2011.

Table 4 - Noninterest expense

	Three months ended September 30,		Change Increase (Decrease)
(dollars in thousands)	2012	2011	$	%

Personnel	$3,806	$3,218	$588	18%
Occupancy of premises, net	485	501	(16)	(3)
Furniture and equipment	490	434	56	13
Postage, stationery and supplies	116	128	(12)	(9)
Professional and legal	155	205	(50)	(24)
Marketing and advertising	259	278	(19)	(7)
FDIC insurance	181	223	(42)	(19)
Debit card processing	181	169	12	7
Charitable donations	26	37	(11)	(30)
Telephone	127	128	(1)	(1)
External data processing	149	107	42	39
Foreclosed real estate including (gains) losses on sales	1,498	214	1,284	600
Impaired loan carrying costs	36	95	(59)	(62)
Other	685	580	105	18
Total noninterest expense	$8,194	$6,317	$1,877	30%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $588,000 or 18 percent increase in personnel expense was due to normal business growth, which included the impact of a branch office addition in September 2011, and the accrual of annual performance incentives.

Foreclosed real estate including (gains) losses on sales—The $1,284,000 or 600 percent increase in foreclosed real estate costs reflected increased provisioning for impairment losses, including the $1,027,000 provision relating to a foreclosed property, as previously reported on Form 8-K filed on August 30, 2012.

Other—The $105,000 or 18 percent increase in other expense, which is comprised of many underlying expenses, was primarily the result of timing and normal business growth.

Income taxes

The provision for income tax for the third quarter of 2012 was $511,000, compared to an income tax benefit of $139,000 for the third quarter of 2011. The increase in income taxes was primarily the result of the significant increase in income before income taxes. For both periods, the Corporation’s statutory federal income tax rate was 34 percent. The Corporation’s effective income tax rate was 22 percent for the third quarter of 2012, compared to a negative rate for the third quarter of 2011. The effective tax rate differs from the statutory tax rate due to the impact of low-income housing credits and tax-exempt income, including income from bank owned life insurance.

Preferred stock dividends and discount accretion

Preferred stock dividends for the third quarter of 2012 were $62,000, compared to preferred stock dividends and discount accretion totaling $657,000 for the third quarter of 2011. The $595,000 or 91 percent decrease reflected the recognition of $379,000 of unamortized discount in the third quarter of 2011, which coincided with the full redemption of preferred stock under the U.S. Treasury’s Capital Purchase Program. The decrease in preferred stock dividends also reflected a decrease in the dividend rate caused by the addition of loans above a predetermined baseline portfolio balance that qualified for a lower rate under the U.S. Treasury’s Small Business Lending Fund Program. Information about U.S. Treasury capital programs is provided in Note 10-Shareholders’ Equity of this report.

Nine months ended September 30, 2012,
compared to nine months ended September 30, 2011

FINANCIAL HIGHLIGHTS

The Corporation earned net income available to common shareholders (earnings) totaling $6,619,000 for the nine month period ended September 30, 2012, compared to $2,896,000 for the same period of 2011. The $3,723,000 or 129 percent increase in earnings was primarily the result of a decrease in the provision for loan losses, an increase in interest and noninterest income and a decrease in preferred stock dividends, which more than offset increases in noninterest expense and provision for income taxes.

The $3,635,000 or 76 percent decrease in the provision for loan losses for the first nine months of 2012, compared to the same period of 2011, reflected an unusually large provision in the third quarter of 2011 to replenish the allowance for loan losses for the partial charge-off of two unrelated loans totaling $3,175,000.

The $2,178,000 or 9 percent increase in net interest income for the first nine months of 2012, compared to the same period of 2011, resulted primarily from a larger volume of interest earning assets, principally commercial loans, and a decrease in funding costs. The decrease in funding costs resulted from a larger proportion of low cost core deposits to total deposits and lower rates generally paid on all deposit products, which reflected historically low market interest rates.

The $746,000 or 14 percent increase in noninterest income for the first nine months of 2012, compared to the same period of 2011, resulted primarily from a $411,000 increase in gains from the sale of residential mortgage loans. Market interest rates decreased to record low levels during the current period, leading to an increase in residential mortgage loan refinancings. A $456,000 increase in pretax gains from the infrequent sale of investment securities during the current period also contributed to the increase in noninterest income.

The $827,000 or 72 percent decrease in preferred stock dividends and discount accretion for the first nine months of 2012, compared to the same period of 2011, was the result of a decrease in the dividend rate on preferred stock caused by the addition of loans above a predetermined baseline portfolio balance that qualified for the U.S. Treasury’s Small Business Lending Program. Also, the accretion of discount is no longer applicable in 2012 as a result of last year’s redemption of preferred stock issued under the Treasury’s Capital Purchase Program.

The $2,129,000 or 10 percent increase in noninterest expense for the first nine months of 2012, compared to the same period of 2011, was due primarily to increases in personnel expenses and foreclosed real estate costs. The $1,063,000 or 10 percent increase in personnel expense was due to normal business growth, which included the impact of franchise expansion in September 2011, and the accrual of annual performance incentives. The $997,000 or 76 percent increase in foreclosed real estate costs reflected increased provisioning for impairment losses, including a $1,027,000 provision relating to a foreclosed property, as previously reported on Form 8-K filed on August 30, 2012.

The $1,534,000 or 226 percent increase in the provision for income taxes for the first nine months of 2012, compared to the same period of 2011, was the result of a 94 percent increase in income before income taxes.

On September 30, 2012, total assets were approximately $1.06 billion representing a $52 million or 5 percent increase above September 30, 2011. Compared to one year ago, asset growth occurred primarily in the commercial loan portfolio and was funded primarily by an increase in core deposits.

The schedule below presents selected performance metrics for the nine months ended September 30, 2012 and 2011.

	Nine months ended September 30,
	2012	2011
Basic earnings per share	$1.49	$0.66
Diluted earnings per share	$1.47	$0.66
Cash dividend payout ratio	18.5%	37.2%
Return on average assets	0.89%	0.55%
Return on average equity	9.50%	6.60%
Net interest margin (tax equivalent)	3.81%	3.74%
Net overhead ratio	2.17%	2.05%
Efficiency ratio	66.57%	64.91%
Average equity to average assets	9.41%	8.38%

A more detailed analysis of the factors and trends affecting corporate earnings follows.

INCOME STATEMENT ANALYSIS

Net interest income

Net interest income for the nine-month period ended September 30, 2012, was $26,685,000, an increase of $2,178,000 or 9 percent above the same period of 2011. The increase was primarily the result of an increase in the average volume of interest earning assets and a decrease in the average rate paid on deposits. Net interest income (tax equivalent basis) as a percentage of interest earning assets, i.e., net interest margin, was 3.81 percent for the first nine months of 2012, compared to 3.74 percent for the first nine months of 2011.

The $785,000 or 2 percent increase in total interest income for the first nine months of 2012, compared to the same period of 2011, was due primarily to an increase in the average volume of interest earning assets. Interest earning assets averaged $973 million and yielded 4.91 percent (tax equivalent basis) for the current period, compared to $916 million and 5.11 percent, respectively, for the first nine months of 2011. The $57 million or 6 percent increase in the average volume of interest earning assets, which more than offset the decrease in the average yield, was due primarily to an increase in commercial loans.

The $1,393,000 or 15 percent decrease in total interest expense for the first nine months of 2012, compared to the same period of 2011, resulted from a larger proportion of low cost core deposits to total deposits and lower rates generally paid on all deposit products, which reflected historically low market interest rates. Total interest bearing liabilities averaged $850 million at an average rate of 1.26 percent for the current period, compared to $817 million and 1.54 percent, respectively, for the first nine months of 2011. The $33 million or 4 percent increase in the average volume of interest bearing liabilities reflected growth in core deposits, principally money market deposits. Additionally, the average volume of noninterest bearing demand deposits increased by $11 million or 15 percent for the current period, compared to the first nine months of 2011. The Corporation defines core deposits as all deposits except certificates of deposit (i.e., time deposits).

Table 5 - Average Balances and Interest Rates (tax equivalent basis)

	Nine months ended September 30,
	2012			2011
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Interest bearing deposits with banks	$38,579	$73	0.25%	$22,549	$40	0.24%
Federal funds sold	0	0	0.00	901	2	0.30
Investment securities:
Taxable	147,011	2,660	2.42	151,982	2,968	2.61
Tax-exempt	81,470	2,659	4.36	80,292	2,710	4.51
Total investment securities	228,481	5,319	3.11	232,274	5,678	3.27

Loans:
Taxable (1)	692,203	29,760	5.74	645,087	28,607	5.93
Tax-exempt	13,616	600	5.89	14,979	670	5.98
Total loans	705,819	30,360	5.75	660,066	29,277	5.93
Total earning assets	972,879	35,752	4.91	915,790	34,997	5.11
Other assets (2)	62,176			58,670
Total assets	$1,035,055			$974,460
Liabilities and Shareholders’ Equity Deposits:
Interest bearing demand	$330,645	$991	0.40%	$299,289	$1,485	0.66%
Savings	33,352	62	0.25	29,434	84	0.38
Time	429,258	6,262	1.95	429,738	6,922	2.15
Total interest bearing deposits	793,255	7,315	1.23	758,461	8,491	1.50
Short-term borrowings	20,034	89	0.59	11,069	82	0.99
Long-term debt	36,850	604	2.19	47,694	828	2.32
Total interest bearing liabilities	850,139	8,008	1.26	817,224	9,401	1.54

Noninterest bearing deposits	80,676			70,235
Other liabilities	6,792			5,322
Shareholders’ equity	97,448			81,679

Total liabilities and shareholders’ equity	$1,035,055			$974,460
Net interest income		$27,744			$25,596
Net interest margin (3)			3.81%			3.74%

(1)	Average balance includes average nonaccrual loans of $12,157,000 for 2012 and $18,290,000 for 2011.
Interest includes net loan fees of $694,000 for 2012 and $682,000 for 2011.
(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.
(3)	Net interest income annualized as a percentage of average earning assets.

Table 6 - Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Nine months ended September 30, 2012 vs. 2011
	Increase (decrease) due to change in
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$28	$5	$33
Federal funds sold	(2)	0	(2)
Investment securities:
Taxable	(96)	(212)	(308)
Tax-exempt	39	(90)	(51)
Loans:
Taxable	2,549	(1,396)	1,153
Tax-exempt	(61)	(9)	(70)
Total interest income	2,457	(1,702)	755
Interest Expense
Deposits:
Interest bearing demand	160	(654)	(494)
Savings	11	(33)	(22)
Time	(8)	(652)	(660)
Short-term borrowings	67	(60)	7
Long-term debt	(196)	(28)	(224)
Total interest expense	34	(1,427)	(1,393)
Net interest income	$2,423	$(275)	$2,148

Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for loan losses

For the nine-month period ended September 30, 2012, the provision for loan losses was $1,150,000, which was the amount needed to replenish the allowance for loan losses and to provide for loan portfolio growth. Comparatively, the provision for the first nine months of 2011 totaled $4,785,000. The provision recorded for 2011 reflected an unusually large provision in the third quarter of that year to replenish the allowance for loan losses for the partial charge-off of two unrelated loans totaling $3,175,000 as reported on a Form 8-K filed October 3, 2011 and a Form 8-K/A filed on November 10, 2011. Information about loan quality is provided in the Nonperforming Assets section of this report on page 50.

Noninterest income

The following table presents the components of total noninterest income for the first nine months of 2012, compared to the first nine months of 2011.

Table 7 - Noninterest income

	Nine months ended September 30,		Change Increase (Decrease)
(dollars in thousands)	2012	2011	$	%

Trust and investment services fees	$1,263	$1,124	$139	12%
Income from mutual fund, annuity and insurance sales	658	891	(233)	(26)
Service charges on deposit accounts	1,879	1,934	(55)	(3)
Income from bank owned life insurance	487	489	(2)	(0)
Other income	483	453	30	7
Net gain on sales of loans held for sale	833	422	411	97
Net gain (loss) on sales of securities	431	(25)	456	nm
Total noninterest income	$6,034	$5,288	$746	14%

nm - not meaningful

The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The $139,000 or 12 percent increase in income from trust and investment services fees was due to appreciation in market value of managed accounts, upon which some fees are based, and growth in traditional trust business.

Income from mutual fund, annuity and insurance sales—The $233,000 or 26 percent decrease in income from the sale of mutual funds, annuities and insurance products by Codorus Valley Financial Advisors (CVFA), a subsidiary of PeoplesBank, was due primarily to a decrease in sales. The low interest rate environment has negatively affected the sale of annuity products and economic and political uncertainties have resulted in some investors maintaining larger cash positions. The decrease in income was also due in part to the resignation of four financial advisors who left CVFA in February 2011.

Service charges on deposit accounts—The $55,000 or 3 percent decrease in service charge income was due primarily to a decrease in overdraft fees. Overdraft fee income on consumer accounts enrolled in PeoplesBank’s automated overdraft payment program, which is a significant component of service charges, decreased in response to the implementation of FDIC pricing restrictions that took effect July 1, 2011.

Price restrictions imposed by the federal government under the Durbin Interchange Amendment may significantly reduce debit card revenue (i.e., interchange fees) for PeoplesBank in future periods. While the legislation targeted larger banks with total assets of $10 billion on more, market forces in the future may not make a distinction between large and small banks.

Other income—The $30,000 or 7 percent increase in other income was due primarily to an increase in fees from loan settlement services provided by SYC Settlement Services, Inc., a subsidiary of PeoplesBank, which resulted from an increase in the refinancing of residential mortgage loans.

Net gain on sales of loans held for sale—The $411,000 or 97 percent increase in gains from the sale of loans was due primarily to an increase in the volume of residential mortgage loan sales. Market interest rates decreased to record low levels during the current period, leading to an increase in residential mortgage loan refinancings.

Net gain (loss) on sales of securities——The net gain of $431,000 for the current nine month period was the result of two transactions. During the third quarter, a $382,000 gain was recognized from the sale of approximately $9 million of U.S agency mortgage-backed securities (MBS) that were selectively sold to remove relatively low yielding instruments that were prepaying principal faster than anticipated and small odd-lot pieces from the MBS portfolio. During the first quarter, a net gain of $49,000 was recognized from the sale of approximately $8 million of MBS that were also prepaying faster than anticipated. Prior year 2011 included a $25,000 net loss from the sale of municipal bonds that no longer met the Corporation’s investment criteria.

Noninterest expense

The following table presents the components of total noninterest expense for the first nine months of 2012, compared to the first nine months of 2011.

Table 8 - Noninterest expense

	Nine months ended September 30,		Change Increase (Decrease)
(dollars in thousands)	2012	2011	$	%

Personnel	$11,245	$10,182	$1,063	10%
Occupancy of premises, net	1,497	1,485	12	1
Furniture and equipment	1,414	1,305	109	8
Postage, stationery and supplies	384	397	(13)	3
Professional and legal	464	480	(16)	(3)
Marketing and advertising	666	661	5	1
FDIC insurance	589	785	(196)	(25)
Debit card processing	536	488	48	10
Charitable donations	507	272	235	86
Telephone	394	383	11	3
External data processing	419	336	83	25
Foreclosed real estate including (gains) losses on sales	2,302	1,305	997	76
Impaired loan carrying costs	266	521	(255)	(49)
Other	1,733	1,687	46	3
Total noninterest expense	$22,416	$20,287	$2,129	10%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $1,063,000 or 10 percent increase in personnel expense was due to normal business growth, which included the impact of a branch office addition in September 2011, and the accrual of annual performance incentives.

Furniture and equipment—The $109,000 or 8 percent increase in furniture and equipment was due to franchise expansion and normal business growth.

FDIC insurance—The $196,000 or 25 percent decrease in FDIC insurance premiums was partially the result of a change by the FDIC in its assessment methodology in the prior year. Effective April 1, 2011, the FDIC lowered assessment rates and applied them against average assets minus average tangible capital, instead of domestic deposits. A decrease in the assessment rate, which reflected PeoplesBank’s improved financial performance also contributed to the decrease in the cost of FDIC insurance.

Debit card processing—The $48,000 or 10 percent increase in debit card processing expense was primarily the result of increases in the number of new accounts and transaction volume.

Charitable donations—The $235,000 or 86 percent increase in charitable donations was due primarily to an increase in donations that qualify for state tax credits, which lower Pennsylvania Shares Tax expense, included below under other expenses.

External data processing—The $83,000 or 25 percent increase in external data processing was the result of new services, price increases and normal business growth.

Foreclosed real estate including (gains) losses on sales—The $997,000 or 76 percent increase in foreclosed real estate costs reflected increased provisioning for impairment losses, including the $1,027,000 provision related to a foreclosed property, as previously reported on Form 8-K dated August 30, 2012 and filed with the SEC.

Impaired loan carrying costs— The $255,000 or 49 percent decrease in carrying costs reflects, in part, an unusually large level of legal expense recognized in prior year 2011 for a particular impaired loan. The prolonged weakness in economic and business conditions may cause fluctuations in impaired loan carrying costs. Factors such as the number and size of the loans in the impaired loan portfolio, financial capacity of the borrower or guarantor, value and liquidity of the underlying collateral and the timing of when and how long loans are classified as impaired, among other factors, contribute to the variability of this expense from period to period. Typical carrying costs include insurance, maintenance and repairs, real estate taxes, appraisals and legal fees.

Income taxes

The provision for income tax for the first nine months of 2012 was $2,213,000, compared to a provision of $679,000 for the first nine months of 2011. The $1,534,000 or 226 percent increase in income taxes was primarily the result of a 94 percent increase in income before income taxes. For both periods, the Corporation’s statutory federal income tax rate was 34 percent. The Corporation’s effective income tax rate was 24 percent for the first nine months of 2012, compared to approximately 14 percent for the first nine months of 2011. The effective tax rate differs from the statutory tax rate due to the level of tax-exempt income and tax credits relative to the level of income before income taxes.

Preferred stock dividends and discount accretion

Preferred stock dividends for the first nine months of 2012 were $321,000, compared to preferred stock dividends and discount accretion totaling $1,148,000 for the same period of 2011. The $827,000 or 72 percent decrease was a result of a decrease in the dividend rate on preferred stock caused by the addition of loans above a predetermined baseline portfolio balance that qualified for the U.S. Treasury’s Small Business Lending Program. Also, the accretion of discount is no longer applicable in 2012 as a result of last year’s redemption of preferred stock issued under the Treasury’s Capital Purchase Program. Information about U.S. Treasury capital programs is provided in Note 10—Shareholders’ Equity of this report.

BALANCE SHEET REVIEW

Interest bearing deposits with banks

Overnight investments, comprised of interest bearing deposits with banks and federal funds sold, totaled approximately $34 million on September 30, 2012, compared to $20 million on December 31, 2011. The level of overnight investment at September 30, 2012, increased as funds from deposit growth temporarily outpaced the deployment of funds into loans and investment securities.

Securities available-for-sale

At September 30, 2012, the fair value of securities available-for-sale totaled approximately $239 million, which represented a 2 percent increase above the $234 million value at December 31, 2011. During the current year the portfolio of U.S. agency mortgage-backed instruments decreased due to selective sales, as previously discussed, and principal repayments. The addition of high grade municipal bonds during the current period increased the state and municipal bond portfolio. The composition of the Corporation’s investment securities portfolio is provided in Note 3-Securities.

Loans

On September 30, 2012, total loans, net of deferred fees, totaled $733 million, which was $39 million or 6 percent higher than the year-end 2011 level due to an increase in commercial loans. The composition of the Corporation’s loan portfolio at September 30, 2012, compared to December 31, 2011, is provided in Note 5—Loans.

Deposits

On September 30, 2012, deposits totaled $895 million, which was $41 million or 5 percent higher than the year-end 2011 level. The increase in total deposits occurred primarily within the demand, savings and money market categories while total time deposits increased slightly. The composition of the Corporation’s deposit portfolio at September 30, 2012, is provided in Note 7—Deposits.

Long-term debt

On September 30, 2012, long-term debt totaled $36 million, which was $11 million or 23 percent below the year-end 2011 level. The decrease was primarily the result of a Federal Home Loan Bank of Pittsburgh advance that matured and was not refinanced. A listing of outstanding long-term debt obligations is provided in Note 8—Long-term Debt.

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

Shareholders’ equity and capital adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Total shareholders’ equity was approximately $100 million on September 30, 2012, an increase of approximately $7 million or 7 percent, compared to the level at December 31, 2011. The increase was primarily the result of an increase in retained earnings from profitable operations.

Dividends on preferred stock

As previously disclosed, the Corporation participates in the U.S. Department of the Treasury’s (Treasury) Small Business Lending Fund Program (SBLF). Under this program, the Corporation issued $25 million, or 25,000 shares of non-cumulative, perpetual preferred stock, Series B, $1,000 liquidation value, $2.50 par value to the Treasury. The SBLF preferred stock qualifies as Tier 1 regulatory capital and requires the payment of non-cumulative cash dividends quarterly on each January 1, April 1, July 1 and October 1. The dividend rate was initially set at 5 percent, but can vary from 1 percent to 5 percent on a quarterly basis for a period of time to reflect the amount of change in qualified small business lending compared to a baseline amount. For the quarter ended September 30, 2012, accrued dividends totaled $62,000, which equated to an annualized dividend rate of 1.00 percent. Comparatively, for the quarters ended June 30 and March 31 of 2012, the annualized dividend rates were approximately 1.14 percent and 3.01 percent, respectively.

Dividends on common stock

The Corporation typically pays cash dividends on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other factors. On October 9, 2012, the Board of Directors declared a quarterly cash dividend of $0.11 per common share payable on November 13, 2012, to shareholders of record at the close of business on October 23, 2012. This cash dividend follows an $0.11 per share cash dividend paid in August and a $0.09 per share cash dividend paid in May and February. Including the cash dividend that was just declared, cash dividends for 2012 will total $0.40 per share, representing an increase of $0.05 or 14 percent above the 2011 level. As adjusted for the 5 percent stock dividend that was recently declared (described below), cash dividends paid total $0.382 per share for 2012, compared to $0.334 per share for 2011.

Periodically, the Corporation distributes stock dividends on its common stock. On October 9, 2012, the Corporation declared a 5 percent common stock dividend payable on or before December 11, 2012, to shareholders of record at the close of business on October 23, 2012. Payment of this stock dividend is expected to result in the issuance of approximately 212,008 additional common shares.

Capital adequacy

Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 9—Regulatory Matters, to the financial statements. We believe that Codorus Valley and PeoplesBank were well capitalized on September 30, 2012, based on regulatory capital guidelines.

On June 18, 2012, the federal regulatory agencies jointly issued a Notice of Proposed Rulemaking that would revise the general risk-based capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework (i.e., Basel III). Generally, the proposed rule revises the definition of regulatory capital components and related calculations, adds a new common equity tier 1 capital ratio, implements a new capital conservation buffer, increases the risk weighting for residential mortgages and past due loans, and provides a transition period for several aspects of the proposed rule. The proposed rule would become effective on January 1, 2013, with full implementation on January 1, 2019. The review and comment period on the proposal ended October 22, 2012. The Corporation plans to monitor the Basel III capital rule to ensure compliance, once finalized.

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

Nonperforming assets

The following table presents asset categories posing the greatest risk of loss and related ratios. We generally place a loan on nonaccrual status and cease accruing interest income, i.e., recognize interest income on a cash basis, as long as the loan is sufficiently collateralized, when loan payment performance is unsatisfactory and the loan is past due 90 days or more. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank. The final category, troubled debt restructurings, pertains to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. The paragraphs below explain significant changes in the aforementioned categories as of September 30, 2012, compared to December 31, 2011.

An internal asset quality control committee meets monthly to review and manage nonperforming assets. Collection activity on these accounts is closely monitored and is managed by in-house legal counsel. We generally rely on appraisals performed by independent licensed appraisers to determine the value of collateral for impaired collateral-dependent loans. Generally, an appraisal is performed when: an account reaches 60 days past due, unless a certified appraisal was completed within the past six months; market values have changed significantly; the condition of the property has changed significantly; or the existing appraisal is outdated. In instances where the value of the collateral net of costs to sell is less than the net carrying amount for impaired commercial related loans, a specific loss allowance is established for the difference by recording a loss provision to the income statement. When it is probable that some portion or an entire loan balance will not be collected, that amount is charged off as loss against the allowance.

Table 9 - Nonperforming Assets

(dollars in thousands)	September 30, 2012	December 31, 2011

Nonaccrual loans	$9,501	$5,931
Nonaccrual loans, troubled debt restructurings	2,123	5,770
Accruing loans 90 days or more past due	21	0
Total nonperforming loans	11,645	11,701
Foreclosed real estate, net of allowance	4,084	16,243
Total nonperforming assets	$15,729	$27,944
Accruing troubled debt restructurings	$3,552	$3,272

Total period-end loans, net of deferred fees	$732,638	$693,515
Allowance for loan losses (ALL)	$8,787	$8,702
ALL as a % of total period-end loans	1.20%	1.25%
Annualized net charge-offs as a % of average total loans	0.20%	0.58%
ALL as a % of nonperforming loans	75.46%	74.38%
Nonperforming loans as a % of total period-end loans	1.59%	1.69%
Nonperforming assets as a % of total period-end loans and net foreclosed real estate	2.14%	3.94%
Nonperforming assets as a % of total period-end assets	1.48%	2.76%
Nonperforming assets as a % of total period-end shareholders’ equity	15.69%	29.97%

The current level of nonperforming assets has decreased by approximately $12 million or 44 percent when compared to year-end 2011 as a result of recoveries from borrower payments and foreclosed real estate sales, loan charge-offs and the establishment of valuation allowances for selective accounts. While progress has been made in reducing nonperforming assets, we remain concerned about prolonged weak economic conditions and the corresponding effects it has on our commercial borrowers.

Nonaccrual loans

We evaluate the adequacy of the allowance for loan losses at least quarterly and have established a loss allowance for selected loan relationships where the net realizable value of the collateral is insufficient to repay the loan. In this regard, allowances, if applicable, are noted below within the description of the loan. Collection efforts, including modification of contractual terms for individual accounts based on prevailing market conditions and liquidation of collateral assets, are being employed to maximize recovery. Further provisions for loan losses may be required for nonaccrual loans as additional information becomes available or conditions change. There is also the potential for adjustment to the allowance as a result of regulatory examinations. A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all of the principal and interest amounts contractually due are current for at least six consecutive payments and future payments are reasonably assured.

On September 30, 2012, the nonperforming loan portfolio balance totaled $11,645,000 and was comprised primarily of collateralized commercial loans. Comparatively, nonperforming loans totaled $11,701,000 at year-end 2011. During the quarter ended June 30, 2012, a nonaccrual troubled debt restructured loan totaling $3,557,000 paid off in full. During the quarter ended March 31, 2012, a commercial loan totaling $3,424,000 was reclassified to nonaccrual status described below as loan no. 1. On September 30, 2012, the nonaccrual loan portfolio was comprised of twenty unrelated loan relationships with outstanding principal balances ranging in size from $14,000 to $2,378,000. Five unrelated commercial relationships, which represent 69 percent of the nonperforming loan portfolio balance, are described below.

Loan no. 1—At September 30, 2012, the outstanding principal balance of the loan relationship was $2,378,000 for a municipal development project, which reflects a payment totaling $1,046,000 received during the third quarter of 2012. During October 2012, the borrower paid off the principal balance of the loan in addition to $72,000 of interest income.

Loan no. 2—At September 30, 2012, the outstanding principal balance of the loan relationship was $2,124,000, collateralized by commercial rental properties whose rents are assigned to PeoplesBank. Based on a recent appraisal of the primary real estate collateralizing the relationship, we believe that the loans are adequately collateralized. The borrower is presently operating under a troubled debt restructuring agreement.

Loan no. 3—At September 30, 2012, the outstanding principal balance of the loan relationship was $1,349,000, collateralized by two commercial properties. Based on an independent appraisal of the real estate collateralizing the relationship, we believe that the loans are adequately collateralized. We are presently pursuing legal remedies to recover the amount due.

Loan no. 4—At September 30, 2012, the outstanding principal balance of the loan relationship was $1,280,000, which represents three commercial loans guaranteed from 70% to 80%, depending upon the specific loan, by the U.S. Department of Agriculture. A $120,000 allowance for loan losses was established for this relationship. Several parcels of improved real estate provide collateral for the loans. The Bank is working through the process to liquidate the real estate.

Loan no. 5— PeoplesBank owns a 62.5 percent participation interest in this loan relationship. The carrying value of the Bank’s principal at September 30, 2012, was $856,000, which reflects a payment totaling $1,634,000 from the sale of collateral during January 2012. The Bank is pursuing its legal options against parties to the original loan agreement, including the liquidation of remaining collateral. As previously disclosed, PeoplesBank charged-off $2,275,000 as a loss in September 2011 due to deterioration in the value of the collateral.

Foreclosed real estate

On September 30, 2012, foreclosed real estate, net of allowance, totaled $4,084,000, compared to $16,243,000 at December 31, 2011. The $12,159,000 or 75 percent decrease was due primarily to the sale of real estate and secondarily to an increase in the allowance for real estate losses for selected properties. On September 30, 2012, the portfolio was comprised of five unrelated accounts ranging in size from $74,000 to $1,704,000, which we are actively attempting to liquidate, with the exception of property no. 2 below. If a valuation allowance for probable loss has been established for a particular property it is so noted in the property description below. Further valuation allowances may be required on any foreclosed property as additional information becomes available or conditions change. Foreclosed real estate is included in the other assets category on the Corporation’s balance sheet. Four unrelated foreclosed real estate properties, which represent the majority of the foreclosed real estate portfolio balance, are described below.

Property no. 1— The carrying amount of this property at September 30, 2012 was $1,088,000, which is net of a $1,627,000 allowance for probable loss based on the results of an independent appraisal less estimated selling costs. During the third quarter of 2012, a $1,027,000 impairment loss and corresponding increase in the allowance were recognized as reported on Form 8-K filed on August 30, 2012. The impairment recorded in the third quarter follows a $308,000 impairment loss and corresponding increase in the allowance recorded in the second quarter of this year. This account is collateralized by 136 approved residential building lots. Of this total, 29 lots are improved. Management is evaluating its disposition options with regard to this property.

Property no. 2— The carrying amount of this property at June 30, 2012 was $1,704,000, which is net of a $1,594,000 allowance for probable loss based on an independent appraisal less estimated selling costs. This account is collateralized by 266 acres of unimproved land that is zoned for residential development. Based on information obtained in 2012, plans to obtain a formal development plan were suspended with the intent to temporarily retain the property and investigate other development, disposition or income generating options at some future date. As a result, an impairment loss of approximately $320,000 and a corresponding increase to the allowance was recognized for this property in the first quarter of 2012.

Property no. 3—The carrying amount of this property at September 30, 2012 was $780,000, which represents the value of the borrower’s personal residence presently listed for sale less estimated selling costs. In February 2012, the sale of unimproved land was completed and the Corporation received net proceeds totaling $837,000.

Property no. 4— PeoplesBank has a 64 percent interest in 42 improved lots within a 20.6 acre established residential subdivision, which represents the original collateral. The carrying value of PeoplesBank’s interest at September 30, 2012 was $439,000, which is net of a $100,000 allowance for probable loss. During June 2010, a purchase agreement was executed which permitted the buyer to develop and sell the lots. Since inception of the agreement through September 30, 2012, 28 lots have been sold.

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

The following table presents an analysis of the activity in the allowance for loan losses for the nine months ended September 30, 2012 and 2011. The allowance was $8,787,000 or 1.20 percent of total loans on September 30, 2012, compared to $8,617,000 or 1.26 percent, on September 30, 2011. During the most recent nine-month period, net charge-offs totaled $1,065,000, which was well below the $3,794,000 for the first nine months of 2011. The level of charge-offs in the prior year were unusually high due to the inclusion of partial charge-offs for two unrelated loans totaling $3,175,000. The annualized net charge-off ratio was relatively low at 0.20 percent on September 30, 2012, compared to 0.77 percent on September 30, 2011. The risks and uncertainties associated with prolonged weakness in economic and business conditions, a relatively high level of unemployment and erosion of real estate values, which adversely affect our borrowers’ ability to service their loans, can cause significant fluctuations in the level of charge-offs and provision expense from one period to another. Based on a comprehensive analysis of the loan portfolio, we believe that the allowance for loan losses was adequate at September 30, 2012.

Table 10 - Analysis of Allowance for Loan Losses

(dollars in thousands)	2012	2011
Balance-January 1,	$8,702	$7,626

Provision charged to operating expense	1,150	4,785

Loans charged off:
Commercial, financial and agricultural	607	3,393
Real estate - construction and land development	2	0
Real estate - residential mortgages	115	141
Consumer and home equity	411	320
Total loans charged off	1,135	3,854
Recoveries:
Commercial, financial and agricultural	14	5
Real estate - residential mortgages	41	0
Consumer and home equity	15	55
Total recoveries	70	60
Net charge-offs	1,065	3,794
Balance-September 30,	$8,787	$8,617

Ratios:
Allowance for loan losses as a % of total period-end loans	1.20%	1.26%
Annualized net charge-offs as a % of average total loans	0.20%	0.77%
Allowance for loan losses as a % of nonperforming loans	75.46%	74.19%

Liquidity risk management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan customers, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, it provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are scheduled investment security maturities and cash inflows, funds received from customer loan payments, and asset sales. The primary sources of liability liquidity are deposit growth, short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At September 30, 2012, we believe that liquidity was adequate based upon the $34 million level of interest bearing deposits with banks, the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $85 million and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $159 million. The Corporation’s loan-to-deposit ratio was 82 percent at September 30, 2012, compared to 81 percent for year-end 2011.

Off-balance sheet arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on September 30, 2012, totaled $203 million and consisted of $151 million in unfunded commitments under existing loan facilities, $36 million to grant new loans and $16 million in letters of credit. Normally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, the Corporation’s disclosure controls and procedures are effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints, that the benefits of controls must be considered relative to their costs, and inherent limitations that may not prevent fraud, particularly by collusion of two or more people or by management override of a control.

There has been no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2012, that has materially affected or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Unregistered sales of equity securities and use of proceeds

The Corporation relies on its subsidiary PeoplesBank, A Codorus Valley Company, for dividend distributions, which are subject to restrictions as reported in Note 9—Regulatory Matters of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3. Defaults upon senior securities
The Corporation has nothing to report under this Item 3.

Item 4. Mine safety disclosures

This Item 4 is not applicable to the Corporation.

Item 5. Other information
The Corporation has nothing to report under this Item 5.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended Articles of Incorporation – filed herein

3.2	Amended By-laws (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 17, 2012)

3.3	Certificate of Designations for the Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2009)

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

14	Code of Ethics – filed herein

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial statements from the Quarterly Report on Form 10-Q of Codorus Valley Bancorp, Inc. for the quarter ended September 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholder’s Equity, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Codorus Valley Bancorp, Inc.
(Registrant)

November 13, 2012	/s/ Larry J. Miller
Date	Larry J. Miller
President & CEO
(Principal Executive Officer)

November 13, 2012	/s/ Jann A. Weaver
Date	Jann A. Weaver
Treasurer & Assistant Secretary
(Principal Financial and Accounting Officer)