Form 10-K
period 2012-12-31
CODORUS VALLEY BANCORP INC
filed 2013-03-28
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
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
☐ Yes ☒ No

The aggregate market value of Codorus Valley Bancorp, Inc.’s voting stock held by non-affiliates was approximately $53,567,116 as of June 29, 2012.

As of March 6, 2013, Codorus Valley Bancorp, Inc. had 4,487,856 shares of common stock outstanding, par value $2.50 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2013.

Codorus Valley Bancorp, Inc.
Form 10-K Index

PART I

Item 1: Business

Codorus Valley Bancorp, Inc. (Codorus Valley or the Corporation) is a Pennsylvania business corporation, incorporated on October 7, 1986. On March 2, 1987, Codorus Valley became a bank holding company under the Bank Holding Company Act of 1956. PeoplesBank, A Codorus Valley Company (PeoplesBank) is its wholly owned bank subsidiary. SYC Realty Co., Inc. is its wholly owned nonbank subsidiary. Codorus Valley’s business consists primarily of managing PeoplesBank, and its principal source of income is dividends received from PeoplesBank. On December 31, 2012, Codorus Valley had total consolidated assets of $1.06 billion, total deposits and other liabilities of $958.4 million, and total shareholders’ equity of $101.3 million.

Bank subsidiary

PeoplesBank, organized in 1934, is a Pennsylvania chartered bank that offers a full range of business and consumer banking services through eighteen financial centers located throughout York County, Pennsylvania and in Hunt Valley, Bel Air and Westminster, Maryland. PeoplesBank, with origins dating back to 1864, is focused on acquiring and nurturing financial relationships with small and mid-sized businesses. It also provides personal banking, mortgage banking, wealth management and real estate settlement services. The Federal Deposit Insurance Corporation insures the deposits of PeoplesBank to the maximum extent provided by law. On December 31, 2012, PeoplesBank had total gross loans of $738 million, excluding loans held for sale, and total deposits of $902 million. PeoplesBank had the second largest share of deposits in York County, PA with deposits totaling 13.1 percent of the market as of June 30, 2012, the latest available measurement date.

PeoplesBank is not dependent on deposits of, or exposed to a loan concentration to, a single customer, or a small group of customers. Therefore, the loss of a single customer, or a small customer group, would not have a material adverse effect on the financial condition of PeoplesBank. At year-end 2012, the largest indebtedness of a single PeoplesBank customer was $12,932,000, or 1.8 percent of the total loan portfolio, which was within PeoplesBank’s regulatory lending limit.

Most of the Corporation’s business is with customers in York County, Pennsylvania and northern Maryland. Although this limited market area may pose a concentration risk geographically, we believe that the diverse local economy and our detailed knowledge of the customer base lessens this risk. At year-end 2012 and 2011, the Corporation had two industry concentrations that exceeded 10 percent of the total loan portfolio: builder and developer were 13.2 percent and 14.9 percent of the portfolio at December 31, 2012 and 2011, respectively; and commercial real estate investor was 16.6 percent and 17.0 percent of the portfolio, respectively. Loans to borrowers within these industries are usually collateralized by real estate.

Nonbank subsidiaries of PeoplesBank

Codorus Valley Financial Advisors, Inc. is a wholly owned subsidiary of PeoplesBank that sells non-deposit investment products. This subsidiary began operations in January 2000 and, prior to a name change in December 2005, operated under the name SYC Insurance Services, Inc. SYC Settlement Services, Inc. is a wholly owned subsidiary of PeoplesBank that has provided real estate settlement services since January 1999. Periodically, PeoplesBank creates nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending liquidation. On December 31, 2012, only one of these subsidiaries was active. The operations of nonbank subsidiaries are consolidated for financial reporting purposes.

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

Employees

At year-end 2012, PeoplesBank employed 200 full-time employees and 36 part-time employees, which equated to approximately 219 full-time equivalent employees. Employees are not covered by a collective bargaining agreement, and PeoplesBank considers its relations with employees to be satisfactory.

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

U.S. Department of the Treasury

The U.S. Department of the Treasury (Treasury) has a capital investment in the Corporation pursuant to the Corporation’s participation in the Treasury’s Small Business Lending Funding Program (SBLF Program). In August 2011, the Corporation sold to the Treasury, for an aggregate purchase price of $25 million, 25,000 shares of non-cumulative, perpetual preferred stock, Series B, $1,000 liquidation value, $2.50 par value. Proceeds from the SBLF Program were used in part to redeem $16.5 million of outstanding Series A preferred stock previously issued to the Treasury under its Capital Purchase Program (CPP) and to repurchase a related CPP common stock warrant. These transactions were previously disclosed in filings with the SEC. The terms of the SBLF Preferred Stock Agreement impose limits on the ability of the Corporation to pay dividends and repurchase shares of common stock, as disclosed within Note 10–Shareholders’ Equity to the consolidated financial statements.

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

As a means of funding the FDIC’s DIF, banks were required to prepay several years of deposit insurance premiums. In accordance with the FDIC’s final rule in November 2009 pertaining to prepaid assessments for the banking industry, PeoplesBank prepaid approximately $4.4 million to the FDIC on December 30, 2009. This prepaid amount represented an accumulation of regular quarterly assessments projected by the FDIC through the year 2012. Insured institutions recorded the entire prepaid assessment as a prepaid asset subject to amortization of an appropriate amount to expense each quarter to coincide with quarterly FDIC assessment notices. At December 31, 2012, the Corporation had a prepaid asset balance of approximately $1.3 million, which is expected to be returned to the Corporation by the FDIC in June 2013. Beginning in the year 2013, the Corporation will accrue the cost of FDIC premiums in anticipation of quarterly assessments by the FDIC.

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

Effective January 1, 2012, PeoplesBank became subject to FDIC regulation 363.3(b), which requires depository institutions with total assets of $1 billion or more to engage an independent public accountant to examine, attest to, and report on the assertion of management concerning the institution’s internal control structure and procedures for financial reporting.

Requirements of federal agencies that affect the Corporation and PeoplesBank

Small Business Jobs and Credit Act of 2010 In September 2010, President Obama signed into law the Small Business Jobs and Credit Act of 2010, which created the Small Business Lending Fund (SBLF). Under the SBLF the U.S. Treasury (Treasury) was authorized to make a capital investment of up to $30 billion by purchasing securities in participating community banks, principally in the form of senior preferred stock, that agree to use the funds to increase small-business lending. The SBLF limits the investment by the Treasury to 5 percent of risk-weighted assets for participating banks with total assets of $1 billion or less, and to 3 percent of risk-weighted assets for participating banks with more than $1 billion but less than $10 billion of total assets. Although the dividend rate was initially set at 5 percent, a participating community bank can decrease the dividend rate to as low as 1 percent by increasing its qualifying small business lending portfolio balance by at least 10 percent above a baseline portfolio balance. However, four and a half years after issuance, the dividend rate on SBLF securities will increase to 9 percent regardless of the level of small business lending. The SBLF provides community banks with a relatively inexpensive form of Tier 1 capital and also provides an attractive option for community banks to refinance preferred stock issued to the Treasury pursuant to its Capital Purchase Program. Accordingly, the Corporation participated in the SBLF program during the year 2011 and continues to participate in this program as discussed within the Shareholders’ Equity and Capital Adequacy section of this report.

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

Sarbanes-Oxley Act of 2002 The Sarbanes-Oxley Act (SOA) was signed into law in July 2002 and applies to all companies, both U.S. and non-U.S, that file periodic reports under the Securities Exchange Act of 1934. The stated goals of the SOA were to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SEC is responsible for establishing rules to implement various provisions of the SOA. The SOA includes specific disclosure requirements and corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC. The SOA represents significant regulation of the accounting profession and corporate governance practices, such as the relationship between a board of directors and management and between a board of directors and its committees. Section 404 of the SOA became effective for the year ended December 31, 2004, for companies whose public float (i.e., the product of outstanding common shares held by non-affiliates times the share price as of the last business day of the registrant’s most recently completed second fiscal quarter) was above $75 million. For smaller companies (non-accelerated and smaller reporting company filers), including Codorus Valley, the effective date was the fiscal year ending on or after December 15, 2007. Section 404 requires publicly held companies to document, test and certify that their internal control systems over financial reporting are effective. During 2010, the Dodd-Frank Act permanently exempted public companies with common stock capitalization of less than $75 million from the independent auditor attestation requirements of the SOA. Effective December 31, 2012, PeoplesBank became subject to independent auditor attestation under FDIC regulation 363.3(b) due to its asset size, which is essentially equivalent to the SEC’s independent attestation requirement under Section 404 of the SOA.

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

Other information

This Annual Report on Form 10-K is filed with the Securities and Exchange Commission (SEC). Copies of this document, the Quarterly Report on Form 10-Q, Current Reports on Form 8-K, amendments to those reports and other SEC filings by Codorus Valley Bancorp, Inc. may be obtained electronically at PeoplesBank’s website at www.peoplesbanknet.com (select Investor Relations, then select SEC filings, then select Documents), or the SEC’s website at www.sec.gov/edgarhp.htm. Copies can also be obtained without charge by writing to: Treasurer, Codorus Valley Bancorp, Inc., P.O. Box 2887, York, PA 17405-2887.

Item 1A: Risk factors

Not applicable to smaller reporting companies.

Item 1B: Unresolved staff comments

Not applicable.

Item 2: Properties

Codorus Valley Bancorp, Inc. owns the Codorus Valley Corporate Center (Corporate Center), subject to a $1.2 million lien held by its wholly owned subsidiary, PeoplesBank. The Corporate Center is located at 105 Leader Heights Road, York Township, York, PA. This facility serves as the corporate headquarters and is approximately 40,000 square feet, a portion of which is leased to third-parties. The Corporate Center is adjacent to PeoplesBank’s Data Operations Center and the Leader Heights banking office.

PeoplesBank operates 18 branch banking offices. Of this total, 6 are owned by PeoplesBank without liens and located in York County, PA, and 12 are leased by PeoplesBank and are located in York County, PA, and in Baltimore, Carroll and Harford Counties in Maryland.

Plans call for the construction of a full-service branch office in Dover, PA on a building lot purchased by PeoplesBank in October 2012. The new office has all necessary regulatory approvals and is expected to be operational by the fall of 2013. Additionally, management is seeking regulatory approval to establish a full-service branch office in Hanover, PA. The branch will be operated out of leased office space and, subject to regulatory approval, is scheduled to be operational in May 2013.

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

PART II

Item 5: Market for registrant’s common equity, related shareholder matters and issuer purchases of equity securities

Market information

The common shares of Codorus Valley Bancorp, Inc. are traded on the NASDAQ Global Market under the symbol CVLY. Codorus Valley had approximately 1,991 holders of record as of March 6, 2013. The closing price per share of Codorus Valley’s common stock on March 6, 2013, was $16.37. The following table sets forth high and low sales prices and dividends paid per common share for Codorus Valley as reported by NASDAQ during the periods indicated. All amounts reflect the impact of the 5 percent common stock dividend distributed by the Corporation on December 11, 2012.

	2012			2011
Quarter	High	Low	Dividends per share	High	Low	Dividends per share
First	$10.67	$7.89	$0.086	$10.70	$8.86	$0.076
Second	13.22	10.26	$0.086	10.71	9.54	$0.086
Third	15.39	12.62	$0.105	10.48	8.33	$0.086
Fourth	16.00	13.52	$0.105	9.29	7.84	$0.086

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

The Corporation’s participation in the U.S. Department of the Treasury’s Small Business Lending Fund Program, previously disclosed in filings with the SEC, requires the payment of non-cumulative dividends quarterly on each January 1, April 1, July 1 and October 1 on the $25 million of Series B preferred stock issued to the Treasury on August 18, 2011, under its SBLF Program. The dividend rate can fluctuate on a quarterly basis for the first 10 quarters during which the SBLF preferred stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement under which the SBLF preferred stock was purchased by the Treasury) by the Bank. Based upon the increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period was set at 5 percent. For the second through ninth calendar quarters, the dividend rate may be adjusted to between one percent and five percent per annum to reflect the amount of change in the Bank’s level of QSBL. If the level of the Bank’s qualified small business loans declines so that the percentage increase in QSBL as compared to the baseline level is less than 10 percent, then the dividend rate payable on the SBLF Preferred Stock would increase. For the tenth calendar quarter through four and one-half years after issuance, the dividend rate will be fixed at between one percent and seven percent based upon the increase in QSBL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to 9 percent (including a quarterly lending incentive fee of 0.5 percent). The terms of the SBLF Preferred Stock Agreement impose limits on the ability of the Corporation to pay dividends and repurchase shares of common stock, as discussed in Note 10-Shareholders’ Equity in the notes to the consolidated financial statements.

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

Securities authorized for issuance under equity compensation plans

The following table provides information about options outstanding and securities available for future issuance under the Corporation’s 2000 Stock Incentive Plan, 2001 Employee Stock Bonus Plan, 2007 Long Term Incentive Plan and 2007 Employee Stock Purchase Plan.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	254,184	$10.70	402,162	(1)
Equity compensation plans not approved by security holders	0	0	15,007	(2)
Total	254,184	$10.70	417,169

(1)	Includes 172,668 shares available for issuance under the 2007 Employee Stock Purchase Plan.
(2)	Shares available for issuance under the 2001 Employee Stock Bonus Plan that provides for shares of common stock to employees as performance-based compensation.

Purchases of equity securities by the issuer and affiliated purchasers

For the years ended December 31, 2012 and 2011, the Corporation did not acquire any of its common stock under the current repurchase program.

Item 6: Selected financial data

Codorus Valley Bancorp, Inc.

	2012	2011	2010	2009	2008
Summary of operations (in thousands)
Interest income	$46,512	$45,411	$44,027	$40,310	$36,732
Interest expense	10,527	12,359	13,154	16,358	15,809
Net interest income	35,985	33,052	30,873	23,952	20,923
Provision for loan losses	1,750	4,935	2,990	3,715	1,870
Noninterest income	8,190	7,358	7,574	7,497	6,665
Noninterest expense	29,928	27,079	28,116	24,491	20,044
Income before income taxes	12,497	8,396	7,341	3,243	5,674
Provision (benefit) for income taxes	3,103	1,617	1,133	(191)	1,209
Net income	9,394	6,779	6,208	3,434	4,465
Preferred stock dividends and discount accretion	384	1,460	980	957	0
Net income available to common shareholders	$9,010	$5,319	$5,228	$2,477	$4,465

Per common share
(adjusted for stock dividends)
Net income, basic	$2.03	$1.22	$1.22	$0.58	$1.07
Net income, diluted	$2.00	$1.21	$1.21	$0.58	$1.07
Cash dividends paid	$0.382	$0.334	$0.238	$0.248	$0.488
Stock dividends distributed	5%	—	—	—	5%
Book value	$17.03	$15.46	$13.81	$12.95	$12.37
Tangible book value	$17.03	$15.42	$13.75	$12.87	$12.29
Cash dividend payout ratio	18.8%	27.3%	19.6%	42.3%	45.1%
Weighted average shares outstanding	4,441,498	4,366,478	4,297,852	4,245,056	4,164,296
Weighted average diluted shares outstanding	4,502,153	4,394,258	4,304,449	4,245,056	4,190,504

Profitability ratios
Return on average shareholders’ equity (ROE)	9.55%	8.04%	8.12%	4.88%	8.91%
Return on average assets (ROA)	0.90%	0.69%	0.67%	0.41%	0.71%
Net interest margin	3.81%	3.73%	3.72%	3.18%	3.63%
Efficiency ratio	65.65%	64.20%	69.87%	74.63%	70.59%
Net overhead ratio	2.13%	2.02%	2.24%	2.07%	2.14%

Capital ratios
Tier 1 risk-based capital	13.59%	13.35%	12.51%	11.83%	10.03%
Total risk-based capital	14.79%	14.55%	13.64%	12.90%	10.80%
Average shareholders’ equity to average assets	9.45%	8.56%	8.29%	8.43%	7.94%

Summary of financial condition at year-end (in thousands)
Investment securities	$236,925	$237,496	$226,603	$178,454	$77,287
Loans	740,225	696,384	645,839	647,143	580,451
Assets	1,059,737	1,012,132	957,332	892,831	702,766
Deposits	901,307	854,399	806,110	722,957	598,129
Borrowings	50,171	56,885	68,805	92,748	47,779
Equity	101,331	93,242	76,539	72,012	52,181

Other data
Number of bank offices	18	18	17	17	17
Number of employees (full-time equivalents)	219	203	198	201	200
Wealth Management assets, market value (in thousands)	$329,626	$277,505	$368,985	$325,482	$261,153

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

Management makes significant estimates in determining the allowance for loan losses, valuation of foreclosed real estate, and evaluation of other-than-temporary impairment losses of securities. Management considers a variety of factors in establishing allowance for loan losses such as current economic conditions, diversification of the loan portfolio, delinquency statistics, results of internal loan reviews, financial and managerial strength of borrowers, adequacy of collateral, (if collateral dependent, or present value of future cash flows) and other relevant factors. There is also the potential for adjustment to the allowance for loan losses as a result of regulatory examinations. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Appraisals are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell. Estimates related to the value of collateral can have a significant impact on whether or not management continues to accrue income on delinquent and impaired loans and on the amounts at which foreclosed real estate is recorded on the statement of financial condition.

The Corporation records its available-for-sale securities portfolio at fair value. Fair values for these securities are determined based on methodologies in accordance with FASB Accounting Standards Codification (ASC) Topic 820. Fair values for debt securities are volatile and may be influenced by any number of factors, including market interest rates, prepayment speeds, discount rates, credit ratings and yield curves. Fair values for debt securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on the quoted prices of similar instruments or an estimate of fair value by using a range of fair value estimates in the market place as a result of the illiquid market specific to the type of security. When the fair value of a debt security is below its amortized cost and depending on the length of time the condition exists and the extent the fair value is below amortized cost, additional analysis is performed to determine whether an other-than-temporary impairment condition exists. Debt securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers whether the Corporation has the intent to sell its debt securities prior to market recovery or maturity and whether it is more likely than not that the Corporation will be required to sell its debt securities prior to market recovery or maturity. Often, information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the debt security may be different than previously estimated, which could have a material effect on the Corporation’s results of operations and financial condition.

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

OVERVIEW

Executive summary

Net income available to common shareholders (earnings) for the year 2012 increased $3,691,000 or 69 percent above the year 2011, driven primarily by a decrease in the provision for loan losses and an increase in net interest income. The $3,185,000 or 65 percent pretax decrease in the provision for loan losses for the year 2012 reflected improved credit quality and a decrease in loan impairment charges compared to the year 2011. The $2,933,000 or 9 percent pretax increase in net interest income resulted from an increase in the average volume of earnings assets, principally commercial loans, as the Corporation leveraged its capital addition in 2011. A decrease in funding costs, resulting from the unusually low level of market interest rates and from a larger proportion of low cost core deposits to total deposits, also contributed significantly to the increase in net interest income. The level of core deposits, which for internal purposes includes repurchase agreements but excludes certificates of deposit, has trended up over the years and at December 31, 2012 comprised approximately 55 percent of total deposits. Given the low interest rate environment, the economy and the relatively high level of unemployment, our depositors have shown a preference for liquidity. A challenge for the Corporation and the financial industry will be the retention of low-cost core deposits when market interest rates eventually ramp up. According to recent pronouncements by the Federal Reserve’s Federal Open Market Committee, market interest rates could begin to rise in 2015.

Given the economy, the level of unemployment and general declines in housing prices there has been little demand for consumer loans. In contrast, residential mortgage loan refinancings increased significantly as homeowners took advantage of historically low market interest rates. Refinanced residential mortgage loans were sold to investors thereby generating a record level of income gains for the year 2012. Given the long duration of low market interest rates, refinancing activity is expected to reach a saturation level resulting in decreased residential mortgage loan production and revenue therefrom at some point in the future.

Plans call for the construction of a full-service branch office in Dover, PA on a building lot purchased by PeoplesBank in October of 2012. The new office has all necessary regulatory approvals and is expected to be operational by the fall of 2013. Additionally, management is seeking regulatory approval to establish a full-service branch office in Hanover, PA. The branch will be operated out of leased office space and, subject to regulatory approval, is scheduled to be operational in May 2013.

For 2012, the Corporation paid cash dividends totaling $0.382 per common share, an increase of $0.048 or 14 percent above the year 2011 and distributed a 5 percent common stock dividend. The market price of the Corporation’s common stock ended the year 2012 at $15.05 per share, a $7.15 increase per share over year-end 2011.

In the periods ahead, we will remain focused on profitable balance sheet growth, acquiring and nurturing client relationships, instilling a client centric culture, managing risk and expanding the banking franchise. We anticipate a continuation of economic weakness, both nationally and locally, through 2014 and possibly beyond. Risks and uncertainties include prolonged weakness in economic and business conditions, which could increase credit-related losses, possible declines in the market value of investment securities considered to be other-than-temporary, a relatively high level of unemployment, erosion of real estate values and possible adverse economic impacts caused by global events.

Financial highlights

The Selected Financial Data schedule, located on page 13 of this report, provides a summary of operations and performance metrics for the past five years in a comparative format.

2012 vs. 2011

The Corporation earned net income available to common shareholders (earnings) totaling $9,010,000 or $2.03 per share basic, $2.00 per share diluted, compared to $5,319, 000 or $1.22 per share basic, $1.21 per share diluted for the year 2011. Per share amounts, for all periods, were adjusted for the 5 percent common stock dividend distributed in December 2012. The $3,691,000 or 69 percent increase in earnings was primarily the result of increases in interest and noninterest income and decreases in the provision for loan losses and preferred stock dividends, which more than offset increases in noninterest expense and provision for income taxes.

The $2,933,000 or 9 percent increase in net interest income for the year 2012, compared to the year 2011, resulted from an increase in the average volume of earning assets, principally commercial loans, and a decrease in funding costs. The decrease in funding costs resulted from a larger proportion of low cost core deposits to total deposits and lower rates generally paid on all deposit products, which reflected historically low market interest rates. Net interest income (tax equivalent basis) as a percentage of interest earning assets, i.e., net interest margin, was 3.81 percent for the year 2012, compared to 3.73 percent for the year 2011.

The $3,185,000 or 65 percent decrease in the provision for loan losses for the year 2012 reflected improved credit quality and a decrease in loan impairment charges compared to the year 2011.

The $832,000 or 11 percent increase in noninterest income for the year 2012, compared to the year 2011, resulted primarily from a $550,000 or 71 percent increase in gains from the sale of loans held for sale (i.e., residential mortgage loans). Market interest rates decreased to record low levels during the year 2012, leading to an increase in residential mortgage loan refinancings. A $302,000 or 29 percent increase in pretax gains from the sale of investment securities also contributed to the increase in noninterest income. U.S. agency mortgage-backed securities (MBS) were selectively sold at a gain to remove relatively low yielding instruments that were prepaying principal faster than anticipated and small odd-lot securities from the MBS portfolio.

The $2,849,000 or 11 percent increase in noninterest expense for the year 2012, compared to the year 2011, was due primarily to increases in personnel expenses and foreclosed real estate costs. The $1,564,000 or 11 percent increase in personnel expense was due to normal business growth, which included the impact of franchise expansion in September 2011, and the recognition of annual performance incentives. The $1,129,000 or 66 percent increase in foreclosed real estate costs reflected increased provisioning for impairment losses, including a $1,027,000 provision relating to a foreclosed property, as previously reported on Form 8-K filed on August 30, 2012.

The $1,486,000 or 92 percent increase in the provision for income taxes for the year 2012, compared to the year 2011, was a result of the 49 percent increase in income before income taxes.

The $1,076,000 or 74 percent decrease in preferred stock dividends and discount accretion for the year 2012, compared to the year 2011, reflected a decrease in the dividend rate and the redemption of preferred stock and a related warrant under the U.S. Treasury’s Capital Purchase Program in the third quarter of 2011.

On December 31, 2012, total assets were approximately $1.06 billion representing a $48 million or 5 percent increase above December 31, 2011. Compared to one year ago, asset growth occurred primarily in the commercial loan portfolio and was funded primarily by an increase in core deposits.

Cash dividends on common shares for the year 2012 totaled $0.382 per share, representing an increase of $0.048 or 14 percent above 2011. Additionally, a 5% common stock dividend was distributed on December 11, 2012. Comparatively, no stock dividends on the Corporation’s common stock were distributed in the prior two years.

The Corporation has traditionally maintained a capital level well above minimum regulatory quantitative requirements. Currently, there are three federal regulatory definitions of capital that take the form of minimum ratios. Table 9—Capital Ratios, shows that the Corporation and PeoplesBank were well capitalized for all three years presented.

2011 vs. 2010

The Corporation earned net income available to common shareholders of $5,319,000 or $1.22 per share, $1.21 diluted, for the year 2011, compared to $5,228,000 or $1.22 per share, $1.21 diluted, for the year 2010. The $91,000 or 2 percent increase in annual earnings for the year 2011, compared to the year 2010 was the result of an increase in net interest income and a decrease in total noninterest expense, which more than offset a decrease in noninterest income and increases in the provision for loan losses, the provision for income taxes and preferred stock dividends and discount accretion.

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

The $1,945,000 or 65 percent increase in the provision for loan losses for the year 2011 reflected an increase in losses on various commercial loan relationships. During September 2011, the Corporation recorded losses totaling $3,175,000 on two unrelated commercial loan relationships which it disclosed in a Form 8-K filed on October 3, 2011, as amended by Form 8-K/A filed on November 10, 2011. The provision for the years 2011 and 2010 remained elevated in comparison to the Corporation’s historic levels (pre-2008) and was reflective of the risks and uncertainties associated with prolonged weakness in economic and business conditions, a relatively high level of unemployment and erosion of real estate values.

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

The provision for income tax expense for the year 2011, compared to the year 2010, increased $484,000 or 43 percent due primarily to the 14 percent increase in the level of income before income taxes.

The $480,000 or 49 percent increase in preferred stock dividends and discount accretion for the year 2011, compared to the year 2010, was primarily attributable to a non-recurring $379,000 transaction to remove unamortized discount caused by the redemption of all outstanding preferred stock issued to the U.S. Department of the Treasury (Treasury) under its Capital Purchase Program. The increase in dividends was caused by an increase in outstanding preferred stock, which reflected the Corporation’s participation in the Treasury’s Small Business Lending Fund Program (SBLF Program) commencing in August 2011, as previously reported on Form 8-K.

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

Annual cash dividends per common share totaled $0.334, as adjusted, for 2011, compared to $0.238, as adjusted, for 2010.

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

Net interest income for the year 2012 totaled $35,985,000, an increase of $2,933,000 or 9 percent above the year 2011. The increase was primarily the result of an increase in the average volume of interest earning assets and a decrease in the average rate paid on deposits. Net interest income (tax equivalent basis) as a percentage of interest earning assets, i.e., net interest margin, was 3.81 percent for the year 2012, compared to 3.73 percent for the year 2011.

The $1,101,000 or 2 percent increase in total interest income for the year 2012, compared to the year 2011, was due primarily to an increase in the average volume of interest earning assets. Interest earning assets averaged $981 million and yielded 4.89 percent (tax equivalent basis) for 2012, compared to $925 million and 5.07 percent, respectively, for the year 2011. The $56 million or 6 percent increase in the average volume of interest earning assets, which more than offset the decrease in the average yield, was due primarily to an increase in commercial loans.

The $1,832,000 or 15 percent decrease in total interest expense for the year 2012, compared to the year 2011, resulted from a larger proportion of low cost core deposits to total deposits and lower rates generally paid on all deposit products, which reflected historically low market interest rates. Total interest bearing liabilities averaged $854 million at an average rate of 1.23 percent for 2012, compared to $824 million and 1.50 percent, respectively, for the year 2011. The $30 million or 4 percent increase in the average volume of interest bearing liabilities reflected growth in core deposits, principally money market deposits. Additionally, the average volume of noninterest bearing demand deposits increased by $10 million or 15 percent for 2012, compared to the year 2011. The Corporation defines core deposits as all deposits except certificates of deposit (i.e., time deposits).

Comparatively, for 2011, net interest income totaled $33,052,000, an increase of $2,179,000 or 7 percent above 2010. The increase was primarily the result of an increase in the average volume of interest earning assets, a decrease in the average volume of long-term debt and a decrease in the average rate paid on deposits. The net interest margin was 3.73 percent for 2011, compared to 3.72 percent for 2010.

Interest earning assets averaged $925 million and yielded 5.07 percent (tax equivalent basis) for 2011, compared to $868 million and 5.24 percent, respectively, for 2010. The $57 million or 7 percent increase in average interest earning assets was due primarily to an increase in investment securities and secondarily to an increase in commercial loans. The increase in the average volume of earning assets more than offset the decrease in the average yield, which reflected the low level of market interest rates.

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

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	2012			2011			2010
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Interest bearing deposits with banks	$37,101	$94	0.25%	$27,297	$66	0.24%	$24,452	$64	0.26%
Federal funds sold	0	0	0.00	674	2	0.30	2,935	9	0.31
Investment securities:
Taxable	145,357	3,381	2.33	150,529	3,830	2.54	117,439	3,361	2.86
Tax-exempt	84,357	3,587	4.25	79,577	3,581	4.50	75,217	3,590	4.77
Total investment securities	229,714	6,968	3.03	230,106	7,411	3.22	192,656	6,951	3.61

Loans:
Taxable (1)	700,915	40,096	5.72	651,604	38,485	5.91	633,192	37,540	5.93
Tax-exempt	13,150	770	5.86	14,891	887	5.96	14,647	905	6.18
Total loans	714,065	40,866	5.72	666,495	39,372	5.91	647,839	38,445	5.93
Total earning assets	980,880	47,928	4.89	924,572	46,851	5.07	867,882	45,469	5.24
Other assets (2)	60,431			60,143			53,870
Total assets	$1,041,311			$984,715			$921,752
Liabilities and Shareholders’ Equity Deposits:
Interest bearing demand	$336,077	1,335	0.40%	$305,982	1,937	0.63%	$263,381	2,015	0.77%
Savings	33,516	84	0.25	29,442	108	0.37	26,870	107	0.40
Time	427,536	8,196	1.92	429,213	9,111	2.12	413,752	9,275	2.24
Total interest bearing deposits	797,129	9,615	1.21	764,637	11,156	1.46	704,003	11,397	1.62
Short-term borrowings	20,843	122	0.59	11,553	114	0.99	8,803	88	1.00
Long-term and junior subordinated debt	36,212	790	2.18	47,459	1,089	2.29	66,421	1,669	2.51
Total interest bearing liabilities	854,184	10,527	1.23	823,649	12,359	1.50	779,227	13,154	1.69

Noninterest bearing deposits	82,008			71,621			61,372
Other liabilities	6,727			5,137			4,731
Shareholders’ equity	98,392			84,308			76,422

Total liabilities and shareholders’ equity	$1,041,311			$984,715			$921,752
Net interest income		$37,401			$34,492			$32,315
Net interest margin (3)			3.81%			3.73%			3.72%

(1)

Average balance includes average nonaccrual loans of $11,538,000 in 2012, $16,550,000 in 2011, and $17,242,000 in 2010. Interest includes net loan fees of $1,060,000 in 2012, $941,000 in 2011, and $1,060,000 in 2010.

(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.
(3)	Net interest income as a percentage of average earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	2012 vs. 2011 Increase (decrease) due To change in			2011 vs. 2010 Increase (decrease) due To change in
(dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$23	$5	$28	$7	$(5)	$2
Federal funds sold	(2)	0	(2)	(7)	0	(7)
Investment securities:
Taxable	(118)	(331)	(449)	947	(478)	469
Tax-exempt	215	(209)	6	208	(217)	(9)
Loans:
Taxable	3,455	(1,844)	1,611	1,092	(147)	945
Tax-exempt	(104)	(13)	(117)	15	(33)	(18)
Total interest income	3,469	(2,392)	1,077	2,262	(880)	1,382
Interest Expense
Deposits:
Interest bearing demand	188	(790)	(602)	326	(404)	(78)
Savings	15	(39)	(24)	10	(9)	1
Time	(36)	(879)	(915)	347	(511)	(164)
Short-term borrowings	92	(84)	8	27	(1)	26
Long-term and junior subordinated debt	(267)	(32)	(299)	(476)	(104)	(580)
Total interest expense	(8)	(1,824)	(1,832)	234	(1,029)	(795)
Net interest income	$3,477	$(568)	$2,909	$2,028	$149	$2,177

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

For 2012, the provision for loan losses was $1,750,000, compared to $4,935,000 for 2011 and $2,990,000 for 2010. The decrease in the provision for the year 2012 reflected improved credit quality and a decrease in net charge-offs on loans compared to the prior two years. The provision for the year 2011 was unusually high, the result of two unrelated partial loan charge-offs totaling $3,175,000 as reported on a Form 8-K filed October 3, 2011 and a Form 8-K/A filed on November 10, 2011. The provision for loan losses for all three periods presented remained elevated in comparison to the Corporation’s historic levels and was reflective of the risks and uncertainties associated with prolonged weakness in economic and business conditions, a relatively high level of unemployment and erosion of real estate values. These factors can adversely affect our borrowers’ ability to service their loans.

Noninterest income

The following table presents the components of total noninterest income for each of the past three years.

Table 3-Noninterest Income

(dollars in thousands)	2012	2011	2010

Trust and investment services fees	$1,702	$1,510	$1,420
Income from mutual fund, annuity and insurance sales	896	1,103	1,477
Service charges on deposit accounts	2,560	2,583	2,471
Income from bank owned life insurance including death benefits	633	647	637
Other income	645	613	601
Net gain on sales of loans held for sale	1,327	777	860
Net gain on sales of securities	427	125	108
Total noninterest income	$8,190	$7,358	$7,574

For 2012, the overall $832,000 or 11 percent increase in total noninterest income, compared to 2011, was primarily the result of increases in net gain on sales of loans held for sale and trust and investment services fees. The increase in net gain on sales of securities also contributed to the increase in noninterest income. Core noninterest income, which excludes the net gain on sales of securities, increased $530,000 or 7 percent for the year 2012, compared to the year 2011. The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—Increases in this category of noninterest income for 2012 and 2011 were primarily the result of appreciation in market value of managed accounts, upon which some fees are based, and growth in traditional trust business.

Income from mutual fund, annuity and insurance sales— For 2012, the $207,000 or 19 percent decrease in income from mutual fund, annuity and insurance sales compared to 2011 was due to a decrease in sales, which reflected market uncertainty and the relative unattractiveness of variable annuities due to low rates and less favorable structures. The decrease in income for 2011, compared to 2010, was also the result of a decrease in sales which reflected the resignation of four registered representatives who left Codorus Valley Financial Advisors (CVFA), a subsidiary of PeoplesBank, in February 2011.

Service charges on deposit accounts— For 2012, service charges on deposit accounts decreased slightly compared to the year 2011 due primarily to a decrease in overdraft fees. Overdraft fee income on consumer accounts enrolled in PeoplesBank’s automated overdraft payment program, which is a significant component of service charges, decreased in response to the implementation of FDIC guidance on July 1, 2011, which effectively restricted overdraft pricing policies. The increase in service charge income for 2011, compared to 2010, was primarily the result of an increase in debit card revenue, which reflected an increase in the volume of transactions.

Income from bank owned life insurance (BOLI)—Income from BOLI for the three years presented was basically flat as low market interest rates depressed yields. This investment provides a competitive tax-free return to the Corporation while providing a life insurance benefit to the management team.

Note: On February 6, 2013, PeoplesBank purchased $5.3 million of BOLI. Of this total $4.7 million was invested with Massachusetts Mutual Life Insurance Company and $0.6 million was invested with Midland National Life Insurance Company. The tax-exempt yield is approximately 3.77 percent or 5.71 percent on a taxable equivalent basis.

Other income— Other income, comprised of many underlying fees, increased as a result of normal business growth over the three year period presented. The increase in 2012, compared to 2011, also reflected a $53,000 increase in revenue from loan settlement services provided by SYC Settlement Services, Inc., a PeoplesBank subsidiary. The other income category includes wire transfer fees, credit card merchant fees, automated teller machine fees, safe deposit box fees and miscellaneous fees, among others.

Net gain on sales of loans held for sale— For 2012, the $550,000 or 71 percent increase in net gain on sales of loans held for sale, compared to the year 2011, was due primarily to an increase in the volume of residential mortgage loan sales. The unusually low level of market interest rates that prevailed throughout the year 2012, which were influenced by the Federal Reserve Bank to stimulate the U.S. economy, resulted in a sharp increase in residential mortgage loan refinancings. For 2011, the decrease in net gain compared to the year 2010 reflected a decrease in the volume of sales and a decrease in pricing from secondary market sources.

Net gain on sales of securities—For 2012, the net gain totaling $427,000 was primarily the result of sales of U.S. agency mortgage-backed securities (MBS) that were selectively sold to remove relatively low yielding instruments that were prepaying principal faster than anticipated and small odd-lot securities from the MBS portfolio.

Noninterest expense

The following table presents the components of total noninterest expense for each of the past three years.

Table 4-Noninterest Expense

(dollars in thousands)	2012	2011	2010

Personnel	$15,312	$13,748	$13,276
Occupancy of premises, net	1,977	2,004	1,926
Furniture and equipment	1,896	1,730	1,670
Postage, stationery and supplies	508	519	516
Professional and legal	534	586	488
Marketing and advertising	907	840	700
FDIC insurance	733	1,004	1,297
Debit card processing	707	655	585
Charitable donations	640	396	523
Telephone	532	509	560
External data processing	560	462	431
Foreclosed real estate including (gains) losses on sales	2,830	1,701	3,275
Impaired loan carrying costs	299	620	972
Other	2,493	2,305	1,897
Total noninterest expense	$29,928	$27,079	$28,116

Total noninterest expense for the year 2012 increased $2,849,000 or 11 percent above the year 2011 due primarily to increases within the personnel and foreclosed real estate expense categories.

Planned franchise expansion—Plans call for the construction of a full-service branch office in Dover, PA on a building lot purchased by PeoplesBank in October of 2012. The new office with a planned staff size of five people has all necessary regulatory approvals and is expected to be operational by the fall of 2013. Additionally, management is seeking regulatory approval to establish a full-service branch office in Hanover, PA. The branch will be operated out of leased office space and, subject to regulatory approval, is scheduled to be operational in May 2013. Branch office expansion is expected to increase noninterest expenses such as personnel, occupancy, furniture and equipment, and marketing, among other expenses.

The discussion that follows addresses changes in selected noninterest expense categories.

Personnel—Personnel expense is comprised of wages, sales commissions, payroll taxes and employee benefits, such as medical insurance and 401K plans. The $1,564,000 or 11 percent increase in personnel expense for 2012, compared to 2011, was attributable to normal business growth, which included the full year’s impact of a branch office addition in September 2011, increased sales commissions for mortgage originators which resulted from increased production, and the accrual of annual performance incentives. Comparatively, the $472,000 or 4 percent increase in personnel expense for 2011, compared to 2010, was also attributable to normal business growth, which included a partial year’s impact for the aforementioned branch office addition. The rate of increase in personnel expense for the year 2011 was limited by the decrease in wages caused by the resignation of four registered representatives and an office manager who left PeoplesBank subsidiary CVFA in February 2011.

Effective August 1, 2010, PeoplesBank converted from a fully insured health care program to a self-insured program by joining a consortium of approximately 30 banks. Employees have customarily reimbursed the Corporation for approximately 30 percent of the cost of health insurance. For the year 2012, compared to the year 2011, the cost of the self-insured program decreased approximately $122,000 or 11 percent due to a decrease in claims expense and a decrease in the insured pool as a result of program changes.

Occupancy of premises, net— Occupancy of premises expense is comprised of rent, depreciation, maintenance, insurance, real estate taxes and utilities. The level of expense can vary annually based upon franchise expansion, repairs and maintenance, and normal business growth. Examples of franchise expansion include the addition of a branch banking office in 2011 and the relocation of an existing branch banking office during 2010 to a more favorable site.

Furniture and equipment—This category includes depreciation expense on furniture and equipment, including IT-related equipment, and the cost of computer hardware and software maintenance contracts among other expenses. The upward trend in this expense category reflects normal business growth, including price increases, IT initiatives such as CRM (described below) and the addition of a branch banking office in 2011.

During the third quarter of 2010, PeoplesBank began implementing a client relationship management (CRM) system, which, in addition to computer hardware, is comprised of two main components, sales and service software and teller software. Sales and service software, the primary component, became operational in December 2011, and began depreciation at that time over a five-year estimated useful life. The teller software component, which will be phased in by individual branch office, is expected to be fully operational by the fall of 2013. The capital outlay for this project is estimated at $625,000, which does not include staffing and other ancillary expenses. A properly managed CRM process is expected to improve the Corporation’s competitiveness and client service and retention.

Professional and legal—The level of professional and legal expense can vary annually based on the varying needs for legal, accounting and consulting services, which is driven in part by the level of routine lawsuits in the ordinary course of business, the number and complexity of corporate initiatives, and changes in regulatory compliance requirements.

Marketing and advertising—Expense for the three years presented shows an upward trend that reflects an increased operating budget to support normal business growth and increased corporate initiatives such as branding, product advertising and internal promotions.

FDIC insurance—Expense for the three years presented shows a downward trend, which reflects a decrease in the assessment rate. The decrease in the assessment rate was due to PeoplesBank’s improved financial performance and a change in the methodology for calculating insurance premiums by the FDIC. Effective April 1, 2011, the FDIC lowered assessment rates and applied them against average assets minus average tangible capital, instead of domestic deposits. More information about FDIC insurance assessments is available under the Supervision and Regulation section of this report (reference the subheading-FDIC).

Debit card processing—Expense for the three years presented shows an upward trend, which reflects increases in the number of new accounts and transaction volume. This expense category also includes the cost of operating automated teller machines.

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

Foreclosed real estate including (gains) losses on sales—Net foreclosed real estate expense is comprised of impairment losses, including losses on sales, and carrying costs, net of gains from sales and income generated by the real estate. Typical carrying costs include insurance, maintenance and repairs, real estate taxes, appraisals and legal fees. Net foreclosed real estate expense remained elevated for the three years presented due to the level of carrying costs and impairment losses from deterioration of property values associated with specific properties as well as the size of the portfolio, which was reflective of prolonged weakness in economic and business conditions and the erosion of real estate values. Real estate expense for the year 2012 increased $1,129,000 or 66 percent compared to the year 2011 as a result of increased provisioning for impairment losses, including the $1,027,000 provision related to a foreclosed property, as previously reported on Form 8-K dated August 30, 2012 and filed with the SEC. For the year 2011, foreclosed real estate expense decreased $1,574,000 or 48 percent, compared to the year 2010, due in part to the recognition of rental income totaling $868,000 from a real estate project and a decrease in the provision for real estate losses. For the year 2011, the provision for real estate losses totaled $829,000, compared to $1,566,000 for 2010.

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

Other—Other expense is comprised of many underlying expenses, including, but not limited to: Pennsylvania shares tax, memberships and subscriptions, director fees, liability insurance, third-party courier, correspondent banking expenses and miscellaneous operating losses. For the year 2012, the $188,000 or 8 percent increase in the other expense category above the year 2011 reflected a nonrecurring charge-off of the unamortized balance of an intangible asset totaling $163,000. Varying levels of Pennsylvania shares tax expense, which reflected varying levels of state tax credits that originated from charitable donations (as described earlier) can cause annual variances in the other expense category. For example, shares tax, net of credits, totaled $306,000 for 2012, compared to 392,000 for 2011 and $229,000 for 2010. The upward trend in the other expense category for the three year period presented also reflects normal business growth.

Provision for income taxes

The provision for income tax for year 2012 was $3,103,000, compared to a $1,617,000 for 2011. The increase in income tax was primarily the result of an increase in pretax income. For both periods, the Corporation’s statutory federal income tax rate was 34 percent. The Corporation’s effective income tax rate was approximately 24.8 percent for 2012, compared to 19.3 percent for 2011. The effective tax rate differs from the statutory tax rate due to the impact of low-income housing credits and tax-exempt income, including income from bank owned life insurance.

Preferred stock dividends and discount accretion

Preferred stock dividends for the year 2012 totaled $384,000, compared to preferred stock dividends and discount accretion totaling $1,460,000 for the year 2011. The $1,076,000 or 74 percent decrease was a result of a decrease in the dividend rate on preferred stock caused by the addition of loans above a predetermined baseline portfolio balance that qualified for the U.S. Treasury’s Small Business Lending Program. Also, the accretion of discount is no longer applicable in 2012 as a result of the redemption of preferred stock issued under the Treasury’s Capital Purchase Program in 2011. Information about U.S. Treasury capital programs is provided in Note 10—Shareholders’ Equity of this report.

BALANCE SHEET REVIEW

Interest bearing deposits with banks

Interest bearing deposits with banks totaled $35 million on December 31, 2012, compared to $20 million on December 31, 2011. The level of interest bearing deposits can vary significantly based on the timing and magnitude of investment opportunities and funding.

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

Table 5-Investment Securities

	2012		2011		2010
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
Debt securities:
U.S. Treasury notes	$5,001	$5,032	$10,003	$10,134	$8,014	$8,140
U.S. agency	37,000	38,058	29,593	30,673	13,519	13,643
U.S. agency mortgage-backed, residential	84,630	88,233	103,017	106,444	108,967	110,353
State and municipal	98,744	102,739	82,272	86,610	88,796	90,400
Total	$225,375	$234,062	$224,885	$233,861	$219,296	$222,536

At December 31, 2012, the fair value of the securities, available-for-sale totaled $234 million, approximately the same level as December 31, 2011. Throughout the year 2012, cash inflows from maturities and repayments, and the proceeds from sales of securities were reinvested back into the investment securities portfolio. Approximately $17 million of U.S. agency mortgage-backed securities (MBS) were selectively sold to remove relatively low yielding instruments that were prepaying faster than anticipated and small odd-lot securities from the MBS portfolio. The sales of MBS during the year 2012 resulted in the realization of net gains totaling $427,000. During the year 2011, PeoplesBank took advantage of the low interest rate environment and sold selected securities, which generated net gains of $125,000 that were recognized in income. Included in the net gains for 2011 was an $18,000 loss associated with the sale of eleven municipal bonds totaling approximately $5 million (par value) that no longer met the Corporation’s investment standards.

Securities, available-for-sale are generally comprised of high quality debt instruments. Included in Table 5 are investments in the obligations of states and municipalities. During the fourth quarter of 2010 bonds issued by states and municipalities received negative national press because of widespread budget deficits and, by implication, the possibility of default. We believe that selected investment in municipal bonds is a sound investment practice. Municipalities have many options for meeting their debt obligations, including decreasing costs and service levels, imposing taxes and selling assets. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific reserves, which provide a layer of protection to the investor. Access to the credit market and a good credit rating are high priorities of municipal management enabling it to meet its current and future funding needs at a reasonable interest cost. For these reasons, defaults on municipal bonds are very low, well below 1 percent. With the exception of an approximately $14 million portfolio (fair value) of Texas municipal utility district bonds, which has its own criteria for investment, the remaining municipal bonds are almost all rated A or above by at least one national statistical rating organization at December 31, 2012. The majority of bonds in our portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. Many of the municipal holdings are also insured or backed by specific school district loss reserves.

On January 1, 2013, provision 939(a) of the Dodd-Frank Act becomes effective, which changes the definition of investment grade by removing reliance on credit ratings by national statistical rating organizations. Investment grade under the revised definition requires an active review ( i.e., pre-purchase and post-purchase credit risk analysis) of the obligor to determine that the obligor has an adequate capacity to meet its financial commitments and more specifically that the risk of default is low and that full and timely repayment of principal and interest is expected. Obligations of the U.S. government and U.S. government sponsored enterprises are not subject to the due diligence requirement; however, municipal and corporate obligations are subject to the new requirement.

Table 6—Securities Maturity Schedule, shows that the available-for-sale portfolio had a yield of 3.14 percent on December 31, 2012. Comparatively, the portfolio yield was 3.48 percent on December 31, 2011. The decrease in portfolio yield for 2012 was the result of security additions, including the reinvestment of cash inflows from scheduled maturities and repayments of mortgage-backed bonds, during a period of unusually low market interest rates and asset yields. More information about investment securities is provided in Note 3-Securities in the notes to the consolidated financial statements.

Table 6-Securities Maturity Schedule (amortized cost basis)

	December 31, 2012 Maturity Distribution
		One through five years	Five through ten years
	One year or less			After ten years	Total
(dollars in thousands)					Amount	Yield(1)

Available-for-sale
Debt securities:
U.S. Treasury notes	$5,001	$0	$0	$0	$5,001	1.30%
U.S. agency	2,000	32,882	2,118	0	37,000	1.58%
U.S. agency mortgage-backed, residential (2)	0	81,793	2,837	0	84,630	2.88%
State and municipal	10,500	63,050	21,373	3,821	98,744	4.04%
Total	$17,501	$177,725	$26,328	$3,821	$225,375	3.14%

Yield (1)	2.78%	3.03%	3.69%	6.18%	3.14%

(1) Weighted average yields (tax equivalent basis) were calculated on the amortized cost basis.
(2) U.S. agency mortgage-backed securities are included in the maturity categories based on average expected life.

Restricted investment in bank stocks

At December 31, 2012, PeoplesBank held $2,863,000 in restricted common stock, compared to $3,635,000 at year-end 2011. Investment in restricted stock is a condition of obtaining credit from the Federal Home Loan Bank of Pittsburgh (FHLBP) and the Atlantic Central Bankers Bank (ACBB) organizations. Of the total, $2,788,000 consisted of stock issued by the FHLBP and $75,000 issued by the ACBB. Information about impairment considerations for restricted stock is provided in Note 1–Summary of Significant Accounting Policies in the notes to the consolidated financial statements.

The FHLBP resumed the payment of quarterly cash dividends in the fourth quarter of 2011 after a period of suspension since December 2008. The quarterly dividend rate is based on the average 3-month LIBOR. The annualized percentage for the fourth quarter of 2012 is 0.32 percent. The FHLBP reported that it will continue to monitor the condition of its private-label residential mortgage-back securities portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends and excess capital stock repurchases in future quarters.

Loans held for sale

On December 31, 2012, loans held for sale were approximately $3.1 million, compared to $2.9 million at year-end 2011. For both years PeoplesBank’s mortgage banking staff remained focused on originating and selling residential mortgages without retaining servicing rights. The unusually low level of market interest rates that prevailed throughout the year 2012, which were influenced by the Federal Reserve Bank in its continuous efforts to stimulate the U.S. economy, resulted in a sharp increase in residential mortgage loan refinancings and sales. As a result, the level of net gain on sales of loans held for sale for the year 2012 increased $550,000 or 71 percent above the year 2011.

Loans

On December 31, 2012, total loans, net of deferred fees, totaled approximately $737 million, an increase of $44 million or 6 percent above year-end 2011. Most of the increase was due to a $42 million or 7 percent increase in commercial loans, which reflected increased demand, in spite of a continuation of adverse economic conditions and depressed real estate markets, and our ability to acquire business from competitors based on our reputation for client service and competitive prices. The composition of the Corporation’s loan portfolio at December 31, 2012 and 2011 is provided in Note 4–Loans in the notes to the consolidated financial statements. The average yield (tax equivalent basis) earned on total loans was 5.72 percent for 2012, compared to 5.91 percent for 2011. Table 7 presents the composition of total loans for five year-end periods.

Table 7-Loan Portfolio Composition

	December 31,
(dollars in thousands)	2012	%	2011	%	2010	%	2009	%	2008	%
Commercial, financial and agricultural	$510,544	69.2	$462,061	66.6	$419,649	65.5	$415,404	64.3	$348,111	60.7
Real estate - construction and land development	96,936	13.2	103,514	14.9	95,735	14.9	104,986	16.3	100,088	17.5
Total commercial related loans	607,480	82.4	565,575	81.5	515,384	80.4	520,390	80.6	448,199	78.2

Real estate - residential mortgages	23,511	3.2	21,324	3.1	20,357	3.2	22,270	3.4	18,154	3.2
Consumer and home equity	106,143	14.4	106,616	15.4	105,108	16.4	103,217	16.0	106,725	18.6
Total consumer related loans	129,654	17.6	127,940	18.5	125,465	19.6	125,487	19.4	124,879	21.8

Total loans	$737,134	100.0	$693,515	100.0	$640,849	100.0	$645,877	100.0	$573,078	100.0

Table 8 shows that, at December 31, 2012, the commercial loan portfolio was comprised of approximately $356 million or 59 percent in fixed rate loans and $252 million or 41 percent in floating rate loans, which was the same mix on December 31, 2011. Floating rate loans reprice periodically with changes in the Wall Street Journal (WSJ) prime rate or LIBOR. Additional loan information can be found in Note 4–Loans in the notes to the consolidated financial statements and within the Risk Management section of this report.

Table 8-Selected Loan Maturities and Interest Rate Sensitivity

	December 31, 2012 Maturity Distribution
(dollars in thousands)	One year or less	One through five years	After five years	Total
Commercial, financial and agricultural	$86,098	$119,204	$305,242	$510,544
Real estate-construction and land development	47,041	39,380	10,515	96,936
Total commercial related loans	$133,139	$158,584	$315,757	$607,480

Fixed interest rates	$32,228	$82,450	$241,296	$355,974
Floating interest rates	100,911	76,134	74,461	251,506
Total commercial related loans	$133,139	$158,584	$315,757	$607,480

Other assets

On December 31, 2012, other assets totaled approximately $31 million, compared to $44 million on December 31, 2011. Other assets were primarily comprised of foreclosed real estate and investments in bank owned life insurance (BOLI). Foreclosed real estate, net of allowance, totaled $3.6 million at year-end 2012, compared to $16.2 million at year-end 2011. Foreclosed real estate is discussed in the Nonperforming Assets section of this report. Investments in life insurance relates to a select group of employees and directors whereby PeoplesBank is the owner and beneficiary of the policies. These investments, carried at the cash surrender value of the underlying policies, totaled $15.5 million at year-end 2012, compared to $14.8 million at year-end 2011. Other assets also includes lesser amounts for interest receivable on loans and investment securities, net deferred tax assets, prepaid FDIC deposit insurance and an investment in a real estate partnership that provides low cost housing to income qualified families. Additional information about these assets can be found in Note 1–Summary of Significant Accounting Policies in the notes to the consolidated financial statements under the appropriate subheadings.

Note: As a revenue raising strategy, PeoplesBank purchased $5.3 million of BOLI on February 6, 2013. Of this total, $4.7 million was invested with Massachusetts Mutual Life Insurance Company and $0.6 million was invested with Midland National Life Insurance Company. The selection of these insurers was based on their high credit rating and reputation, competitive tax-exempt yield and to accomplish diversification among insurers for the BOLI portfolio. The level of BOLI investment, including the $5.3 million addition, is estimated at 20 percent of PeoplesBank’s Tier 1 capital, excluding unrealized gains (losses) on available-for-sale securities, at December 31, 2012, which is well within PeoplesBank’s investment limitation of 25 percent of Tier 1 capital.

Funding

Deposits

Deposits are the principal source of funding for earning assets. On December 31, 2012, total deposits were $901 million, an increase of $47 million or 5 percent over year-end 2011. The increase in total deposits occurred primarily within the money market and demand categories. In contrast, total time deposits decreased $16 million or 4 percent in response to our clients’ apparent preference for liquidity. The average rate paid on interest bearing deposits was 1.21 percent for 2012, compared to 1.46 percent for 2011, which reflected the historically low level of market interest rates. The composition of the Corporation’s deposit portfolio at December 31, 2012 is provided in Note 7-Deposits in the notes to the consolidated financial statements. On December 31, 2012, the balance of certificates of deposit with a balance of $100,000 and above was $175 million. Of this total, $18 million mature within three months, $24 million mature after three months but within six months, $34 million mature after six months but within twelve months, and the remaining $99 million mature beyond twelve months.

Short-term borrowings

Short-term borrowings consist of securities sold under agreements to repurchase (repo agreements), federal funds purchased and other borrowings as described more fully in Note 8-Short-term borrowings and Long-term Debt to the consolidated financial statements. On December 31, 2012 and 2011, short-term borrowings, comprised solely of repo agreements, totaled $19.4 million and $10.3 million, respectively.

Long-term debt

Long-term debt is a secondary funding source for asset growth. On December 31, 2012, long-term debt totaled $30.8 million, compared to $46.6 million at year-end 2011. The decrease was attributable to payments for maturing FHLBP loans throughout 2012 that were not refinanced. Generally, funds for the payment of long-term debt come from operations. On December 31, 2012, total unused credit with the FHLBP was approximately $166 million. Obligations to the FHLBP are secured by FHLBP stock and qualifying collateral, principally real estate secured loans and selected investment securities.

In June 2012, the Corporation restructured (i.e., extended) two outstanding $5 million FHLBP advances ($10 million total) to lock in low rates as a hedge against the possibility of rising market interest rates in the future. This transaction resulted in a $235,000 prepayment penalty that has been deferred and embedded in the rates on the restructured advances where it will be recognized as interest expense over their respective repayment terms. The $5 million FHLBP advance originally maturing December 2013 with a fixed rate of interest of 2.39 percent was extended to June 2019 with a fixed rate of interest of 2.10 percent. The $5 million FHLBP advance originally maturing July 2014 with a fixed rate of interest of 1.38 percent was extended to June 2018 with a fixed rate of interest of 1.87 percent. The impact of the debt restructure on current period earnings is immaterial.

A listing of outstanding long-term debt obligations is provided in Note 8-Short-term Borrowings and Long-term Debt in the notes to the consolidated financial statements.

Shareholders’ equity and capital adequacy

Shareholders’ equity or capital enables the Corporation to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, corporate expansion, balance sheet growth, dividend policy and regulatory mandates, among others. Total shareholders’ equity was $101.3 million on December 31, 2012, compared to $93.2 million at year-end 2011. The increase in equity was the result of an increase in retained earnings from profitable operations.

Dividends on preferred stock

As previously disclosed, the Corporation participates in the U.S. Department of the Treasury’s (Treasury) Small Business Lending Fund Program (SBLF Program). Under this program, the Corporation issued $25 million, or 25,000 shares of non-cumulative, perpetual preferred stock, Series B, $1,000 liquidation value, $2.50 par value to the Treasury. The SBLF preferred stock qualifies as Tier 1 regulatory capital and requires the payment of non-cumulative cash dividends quarterly on each January 1, April 1, July 1 and October 1. The annualized dividend rate in effect on December 31, 2012 was 1 percent, compared to 5 percent on December 31, 2011. At inception of the SBLF Program (August 18, 2011) the dividend rate was initially set at 5 percent, but can vary from 1 percent to 5 percent on a quarterly basis through September 30, 2013, to reflect the amount of change in qualified small business lending compared to a baseline amount. On September 30, 2013, the dividend rate becomes fixed at the then prevailing rate for the remaining two and one half years of the initial four and one half year phase of the SBLF Program. After four and one half years from issuance the dividend rate will increase to 9 percent.

Dividends on common stock

The Corporation typically pays cash dividends on its common stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other factors. Annual cash dividends per common share totaled $0.382 for 2012, compared to $0.334 for 2011, as adjusted for the 5 percent common stock dividend described below. On January 8, 2013, the Board declared a regular cash dividend of $0.11 per common share, payable on February 12, 2013, to shareholders of record on January 22, 2013.

Periodically, the Corporation distributes stock dividends on its common stock. On October 9, 2012, the Corporation declared a 5 percent common stock dividend distributable on December 11, 2012, to shareholders of record at the close of business on October 23, 2012. Distribution of this common stock dividend resulted in the issuance of 211,564 additional common shares.

Compensation plans

As disclosed in this report, the Corporation maintains various employee, director and shareholder benefit plans that could result in the issuance of its common stock or affect its earnings. Information regarding these plans can be found in Note 11-Benefit Plans and Note 12-Stock-Based Compensation in the notes to the consolidated financial statements.

Preferred and common stock

Information pertaining to preferred and common stock issued by the Corporation is disclosed in Note 10–Shareholders’ Equity in the notes to the consolidated financial statements.

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

On June 18, 2012, the federal regulatory agencies jointly issued a Notice of Proposed Rulemaking that would revise the general risk-based capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework (i.e., Basel III). Generally, the proposed rule revises the definition of regulatory capital components and related calculations, adds a new common equity tier 1 capital ratio, implements a new capital conservation buffer, increases the risk weighting for residential mortgages and past due loans, and provides a transition period for several aspects of the proposed rule. The standards set forth in the proposed rule would require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Subsequent to the review and comment period on the proposal which ended October 22, 2012, the banking regulators announced that the project was being delayed. The timing for adoption of final rules to implement the Basel III capital framework is uncertain. Accordingly, final rules applicable to the Corporation and Bank may be substantially different from the Basel III framework initially proposed. The Corporation plans to monitor Basel III capital rules to ensure compliance, once finalized.

Table 9-Capital Ratios

	Ratios at December 31,		Federal Minimum Required	Federal Well Capitalized		Capital * at December 31,
(dollars in thousands)	2012	2011				2012	2011

Tier 1 risk-based capital
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	13.59%	13.35%	4.00%	n/a	%	$105,597	$97,128
PeoplesBank	13.20	12.98	4.00	6.00		102,120	94,056

Total risk-based capital
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	14.79%	14.55%	8.00%	n/a	%	$114,899	$105,830
PeoplesBank	14.40	14.19	8.00	10.00		111,422	102,758

Leverage
(Tier 1 capital as a percentage of average total assets)
Codorus Valley Bancorp, Inc. (consolidated)	10.02%	9.62%	4.00%	n/a	%	$105,597	$97,128
PeoplesBank	9.72	9.35	4.00	5.00		102,120	94,056

*	Net unrealized gains and losses on securities available-for-sale, net of taxes, are disregarded for capital ratio computation purposes in accordance with federal regulatory banking guidelines.

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

The Corporation uses loan-to-value ratios (LTV ratios), establishing generally acceptable ratios of the loan amount to the value of the collateral securing the loan, to minimize the risk of loss from the loan portfolio. At December 31, 2012, the LTV ratios listed below were in effect.

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

An acceptable valuation is required on all real estate secured loans. Generally, an appraisal performed by an independent licensed appraiser is required for real estate secured loans where the amount is above $100,000, or is non-owner occupied, or if the LTV ratio is above 70 percent for commercial property or above the limits shown in the above schedule for valuations based on tax assessments for owner occupied residential property, or if an existing appraisal is more than two years old assuming that there has been no material change in market conditions or the physical aspects of the property. Exceptions to LTV ratios and the use of a licensed appraiser are sometimes made by management or the Board of Directors when there are compensating factors.

One component of the internal credit risk review is the identification and management of industry concentrations, defined as greater than 10 percent of the total loan portfolio. The Corporation had two industry concentrations that exceeded 10 percent of the total loan portfolio: builder & developer were 13.2 percent and 14.9 of the portfolio at December 31, 2012 and 2011, respectively; and commercial real estate investor was 16.6 and 17.0 percent of the portfolio, respectively. Loans to borrowers within these industries are usually collateralized by real estate.

In addition to a comprehensive lending policy, numerous internal reviews of loan and foreclosed real estate portfolios occur throughout the year. Loan portfolios are also reviewed by independent auditors in connection with their annual financial statement audit and are examined periodically by bank regulators.

Nonperforming assets

The following table presents a five-year history of asset categories posing the greatest risk of loss and related ratios. We generally place a loan on nonaccrual status and cease accruing interest income, i.e., recognize interest income on a cash basis as long as the loan is sufficiently collateralized, when loan payment performance is unsatisfactory and the loan is past due 90 days or more. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank. The final category, troubled debt restructurings, pertains to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. The paragraphs below explain significant changes in the aforementioned categories for December 31, 2012, compared to December 31, 2011.

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

Table 10-Nonperforming Assets

	December 31,
(dollars in thousands)	2012	2011	2010	2009	2008

Nonaccrual loans	$6,232	$5,931	$14,844	$25,558	$8,396
Nonaccrual loans, troubled debt restructurings	2,110	5,770	3,680	0	0
Accruing loans that are contractually past due 90 days or more as to principal and interest	186	0	197	40	61
Total nonperforming loans	8,528	11,701	18,721	25,598	8,457
Foreclosed real estate, net of allowance	3,633	16,243	10,572	9,314	2,052
Total nonperforming assets	$12,161	$27,944	$29,293	$34,912	$10,509
Accruing troubled debt restructurings	$3,550	$3,272	$0	$0	$0

Ratios:
Total period-end loans, net of deferred fees	$737,134	$693,515	$640,849	$645,877	$573,078
Allowance for loan losses (ALL)	$9,302	$8,702	$7,626	$7,175	$4,690
ALL as a % of total period-end loans	1.26%	1.25%	1.19%	1.11%	0.82%
Annualized net charge-offs (recoveries) as a % of average total loans	0.16%	0.58%	0.39%	0.20%	0.13%
ALL as a % of nonperforming loans	109.08%	74.38%	40.74%	28.03%	55.45%
Nonperforming loans as a % of total period-end loans	1.16%	1.69%	2.92%	3.96%	1.48%
Nonperforming assets as a % of total period-end loans and net foreclosed real estate	1.64%	3.94%	4.50%	5.33%	1.83%
Nonperforming assets as a % of total period-end assets	1.15%	2.76%	3.06%	3.91%	1.50%
Nonperforming assets as a % of total period-end shareholders’ equity	12.00%	29.97%	38.27%	48.48%	20.14%

The level of nonperforming assets, while relatively high in comparison to the Corporation’s historic level, has trended down over the last four years. Significant progress in reducing the level of nonperforming assets was accomplished in the year 2012, compared to 2011, as a result of recoveries from borrower payments and foreclosed real estate sales, loan charge-offs and the establishment of valuation allowances for selective accounts. While progress has been made in reducing nonperforming assets, we remain concerned about prolonged weak economic conditions and the corresponding effects it has on our commercial borrowers.

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

On December 31, 2012, the nonaccrual loan portfolio balance totaled $8,342,000, compared to $11,701,000 at year-end 2011. The decrease in nonaccrual loans was primarily the result of the payoff in full of two large commercial loans during 2012, which more than offset nonaccrual loan additions. On December 31, 2012, the nonaccrual loan portfolio was comprised of nineteen unrelated loan relationships, principally collateralized commercial loans, with outstanding principal balances ranging in size from $17,000 to $2,110,000. Four unrelated commercial relationships, which represent the majority of the nonaccrual loan portfolio balance, are described below.

Loan no. 1—At December 31, 2012, the outstanding principal balance of the loan relationship was $2,110,000, collateralized by commercial rental properties whose rents are assigned to PeoplesBank. Based on a recent appraisal of the primary real estate collateralizing the relationship, we believe that the loans are adequately collateralized. The borrower is presently operating under a troubled debt restructuring agreement.

Loan no. 2—At December 31, 2012, the outstanding principal balance of the loan relationship was $1,349,000, collateralized by two commercial properties. Based on an independent appraisal of the real estate collateralizing the relationship, we believe that the loans are adequately collateralized. The Bank is presently pursuing its legal remedies to recover the amount due.

Loan no. 3—At December 31, 2012, the outstanding principal balance of the loan relationship was $1,280,000, which represents three commercial loans guaranteed from 70% to 80%, depending upon the specific loan, by the U.S. Department of Agriculture. A $120,000 allowance for loan losses was established for this relationship. Several parcels of improved real estate provide collateral for the loans. The Bank is working through the process to liquidate the real estate.

Loan no. 4— PeoplesBank owns a 62.5 percent participation interest in this loan relationship. The carrying value of the Bank’s principal at December 31, 2012, was $856,000, which reflects a payment totaling $1,634,000 from the sale of collateral during January 2012. The Bank is pursuing its legal options against parties to the original loan agreement, including the liquidation of remaining collateral. As previously disclosed, PeoplesBank charged-off $2,275,000 as a loss in September 2011 due to deterioration in the value of the collateral.

For 2012, the gross interest income that would have been recorded if the nonaccrual loans had been current in accordance with their original terms and current throughout the period was approximately $838,000. The amount of interest income on those nonaccrual loans that was included in net income for 2012 was approximately $258,000. The interest income recognized on impaired loans, which includes nonaccrual loans, in Note 5–Loans in the notes to the consolidated financial statements, is a lesser amount because it includes interest income only from the time the loan was impaired.

At December 31, 2012, there were approximately $18.9 million in potential problem loans being closely monitored by management. Potential problem loans consist of loans classified as substandard where we have doubts as to the ability of the borrower to comply with present repayment terms, and which are not disclosed in Table 10. A loss allowance totaling $595,000 was established at December 31, 2012, for those potential problem commercial loans that, in our judgment, were under collateralized. Comparatively, we were monitoring approximately $3.0 million of potential problem loans at December 31, 2011.

Foreclosed real estate

On December 31, 2012, foreclosed real estate, net of allowance, totaled $3,633,000, compared to $16,243,000 at December 31, 2011. The $12,610,000 or 78 percent decrease was due primarily to the sale of real estate and secondarily to an increase in the allowance for real estate losses for selected properties. On December 31, 2012, the portfolio was comprised of five unrelated accounts ranging in size from $74,000 to $1,314,000, which in general, we are actively attempting to liquidate. If a valuation allowance for probable loss has been established for a particular property it is so noted in the property description below. Further valuation allowances may be required on any foreclosed property as additional information becomes available or conditions change. Foreclosed real estate is included in the other assets category on the Corporation’s balance sheet. Three unrelated foreclosed real estate properties, which represent the majority of the foreclosed real estate portfolio balance, are described below.

Property no. 1— The carrying amount of this property at December 31, 2012 was $1,314,000, which is net of a $1,984,000 allowance for probable loss based on an independent appraisal less estimated selling costs. This account is collateralized by 266 acres of unimproved land that is zoned for residential development. Based on information obtained in 2012, plans to obtain a formal development plan were suspended with the intent to temporarily retain the property and investigate other development, disposition or income generating options at some future date. Impairment loss for this property totaled $710,000 for the year 2012, which is reflected in the allowance.

Property no. 2— The carrying amount of this property at December 31, 2012 was $1,088,000, which is net of a $1,627,000 allowance for probable loss based on the results of an independent appraisal less estimated selling costs. During the third quarter of 2012, a $1,027,000 impairment loss and corresponding increase in the allowance were recognized as reported on Form 8-K filed on August 30, 2012. The impairment recorded in the third quarter follows a $308,000 impairment loss and corresponding increase in the allowance recorded in the second quarter of 2012. This account is collateralized by 136 approved residential building lots. Of this total, 29 lots are improved. Management is evaluating its disposition options with regard to this property.

Property no. 3—The carrying amount of this property at December 31, 2012 was $780,000, which represents the value of the borrower’s personal residence presently listed for sale less estimated selling costs. Earlier in the year 2012, the Corporation recovered $837,000 from the sale of additional real estate collateral.

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

The allowance was $9,302,000 or 1.26 percent of total loans, on December 31, 2012, compared to $8,702,000 and 1.25 percent, respectively, on December 31, 2011. For the year 2012, net charge-offs totaled $1,150,000, which was well below the $3,859,000 for the year 2011. The level of charge-offs in 2011 were unusually high due to the inclusion of partial charge-offs for two unrelated commercial loans totaling $3,175,000. The decrease in the level of net charge-offs lowered the net charge-off ratio to 0.16 percent for the year 2012, compared to 0.58 percent for the year 2011. The risks and uncertainties associated with prolonged weakness in economic and business conditions, a relatively high level of unemployment and erosion of real estate values, which adversely affect our borrowers’ ability to service their loans, can cause significant fluctuations in the level of charge-offs and provision expense from one period to another. Based on a comprehensive analysis of the loan portfolio, we believe that the allowance for loan losses was adequate at December 31, 2012.

Table 11-Analysis of Allowance for Loan Losses

(dollars in thousands)	2012	2011	2010	2009	2008

Balance - beginning of year	$8,702	$7,626	$7,175	$4,690	$3,434
Provision charged to operating expense	1,750	4,935	2,990	3,715	1,870
Loans charged off
Commercial, financial and agricultural	607	3,444	1,519	750	16
Real estate-construction and land development	2	0	789	310	481
Real estate-residential mortgages	115	141	31	0	0
Consumer and home equity	501	371	298	244	165
Total loans charged off	1,225	3,956	2,637	1,304	662
Recoveries
Commercial, financial and agricultural	17	9	24	16	41
Real estate-residential mortgages	41	0	0	6	2
Consumer and home equity	17	88	74	52	5
Total recoveries	75	97	98	74	48
Net charge offs	1,150	3,859	2,539	1,230	614
Balance - end of year	$9,302	$8,702	$7,626	$7,175	$4,690

Ratios
Net charge offs as a % of average total loans	0.16%	0.58%	0.39%	0.20%	0.13%
Allowance for loan losses as a % of total period-end loans	1.26%	1.25%	1.19%	1.11%	0.82%
Allowance for loan losses as a % of nonperforming loans	109.08%	74.38%	40.74%	28.03%	55.45%

Table 12—Allocation of Allowance for Loan Losses presents an allocation of the allowance for loan losses by major loan category. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses. Generally, the unallocated component reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the loan portfolio.

Table 12-Allocation of Allowance for Loan Losses

	December 31,
	2012		2011		2010		2009		2008
(dollars in thousands)	Amount	% Total Loans	Amount	% Total Loans	Amount	% Total Loans	Amount	% Total Loans	Amount	% Total Loans

Commercial, financial and agricultural	$6,461	69.2	$5,950	66.6	$5,226	65.5	$4,974	64.3	$2,480	60.7
Real estate - construction and land development	1,571	13.2	2,170	14.9	1,561	14.9	1,837	16.3	1,016	17.5
Total commercial related	8,032	82.4	8,120	81.5	6,787	80.4	6,811	80.6	3,496	78.2

Real estate - residential mortgages	124	3.2	88	3.1	30	3.2	32	3.4	31	3.2
Consumer and home equity	475	14.4	257	15.4	284	16.4	188	16.0	212	18.6
Total consumer related	599	17.6	345	18.5	314	19.6	220	19.4	243	21.8

Unallocated	671	n/a	237	n/a	525	n/a	144	n/a	951	n/a

Total	$9,302	100.0	$8,702	100.0	$7,626	100.0	$7,175	100.0	$4,690	100.0

Liquidity

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan customers, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, it provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are scheduled investment security maturities and cash inflows, funds received from customer loan payments, and asset sales. The primary sources of liability liquidity are deposit growth, short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At year-end 2012, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $96 million and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $166 million. The Corporation’s loan-to-deposit ratio was approximately 82 percent for year-end 2012, compared to 81 percent for year-end 2011.

Off-Balance sheet arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Financial instruments with off-balance sheet risk are disclosed in Note 14-Commitments to Extend Credit in the notes to the consolidated financial statements totaled $248 million at December 31, 2012, compared to $166 million at December 31, 2011. Normally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn and therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Impact of inflation and changing prices

The majority of assets and liabilities of a financial institution are monetary in nature and therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation may impact the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio. Inflation may also significantly affect noninterest expenses, which tend to rise during periods of general inflation. The level of inflation can be measured by the change in the Consumer Price Index (CPI) for all urban consumers (December vs. December). The change in the CPI for 2012 was 1.7 percent, compared to 3.0 percent for 2011 and 1.5 percent for 2010.

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

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, with an emphasis on Internal Control Over Financial Reporting-Guidance for Smaller Public Companies, also issued by COSO. Based on this assessment, management concluded that, as of December 31, 2012, the Corporation’s internal control over financial reporting is effective based on those criteria.

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

/s/ Larry J. Miller	/s/ Jann A. Weaver
Larry J. Miller	Jann A. Weaver
(Principal Executive Officer)	(Principal Financial and Accounting
Vice-Chairman, President	Officer) Treasurer, and
and Chief Executive Officer	Assistant Secretary

March 26, 2013	March 26, 2013

Item 8: Financial statements and supplementary data
Codorus Valley Bancorp, Inc.
Consolidated Balance Sheets

(dollars in thousands, except share and per share data)	December 31, 2012	December 31, 2011
Assets
Interest bearing deposits with banks	$34,866	$19,640
Cash and due from banks	14,891	12,555
Total cash and cash equivalents	49,757	32,195
Securities, available-for-sale	234,062	233,861
Restricted investment in bank stocks, at cost	2,863	3,635
Loans held for sale	3,091	2,869
Loans (net of deferred fees of $1,186 - 2012 and $692 - 2011)	737,134	693,515
Less-allowance for loan losses	(9,302)	(8,702)
Net loans	727,832	684,813
Premises and equipment, net	11,493	10,861
Other assets	30,639	43,898
Total assets	$1,059,737	$1,012,132

Liabilities
Deposits
Noninterest bearing	$88,476	$73,760
Interest bearing	812,831	780,639
Total deposits	901,307	854,399
Short-term borrowings	19,356	10,257
Long-term debt	30,815	46,628
Other liabilities	6,928	7,606
Total liabilities	958,406	918,890

Shareholders’ equity
Preferred stock, par value $2.50 per share; $1,000 liquidation preference, 1,000,000 shares authorized; 25,000 Series B shares issued and outstanding - 2012 and 2011	25,000	25,000
Common stock, par value $2.50 per share; 15,000,000 shares authorized; 4,482,319 shares issued and outstanding - 2012 and 10,000,000 shares authorized; 4,202,606 shares issued and outstanding - 2011	11,206	10,507
Additional paid-in capital	40,524	37,253
Retained earnings	18,868	14,558
Accumulated other comprehensive income	5,733	5,924
Total shareholders’ equity	101,331	93,242
Total liabilities and shareholders’ equity	$1,059,737	$1,012,132

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Income

	Years ended December 31,
(dollars in thousands, except per share data)	2012	2011	2010
Interest income
Loans, including fees	$40,613	$39,083	$38,151
Investment securities:
Taxable	3,367	3,823	3,354
Tax-exempt	2,424	2,430	2,442
Dividends	14	7	7
Other	94	68	73
Total interest income	46,512	45,411	44,027

Interest expense
Deposits	9,615	11,156	11,397
Federal funds purchased and other short-term borrowings	122	114	88
Long-term debt	790	1,089	1,669
Total interest expense	10,527	12,359	13,154
Net interest income	35,985	33,052	30,873

Provision for loan losses	1,750	4,935	2,990
Net interest income after provision for loan losses	34,235	28,117	27,883

Noninterest income
Trust and investment services fees	1,702	1,510	1,420
Income from mutual fund, annuity and insurance sales	896	1,103	1,477
Service charges on deposit accounts	2,560	2,583	2,471
Income from bank owned life insurance including death benefits	633	647	637
Other income	645	613	601
Net gain on sales of loans held for sale	1,327	777	860
Net gain on sales of securities	427	125	108
Total noninterest income	8,190	7,358	7,574

Noninterest expense
Personnel	15,312	13,748	13,276
Occupancy of premises, net	1,977	2,004	1,926
Furniture and equipment	1,896	1,730	1,670
Postage, stationery and supplies	508	519	516
Professional and legal	534	586	488
Marketing and advertising	907	840	700
FDIC insurance	733	1,004	1,297
Debit card processing	707	655	585
Charitable donations	640	396	523
Telephone	532	509	560
External data processing	560	462	431
Foreclosed real estate including (gains) losses on sales	2,830	1,701	3,275
Impaired loan carrying costs	299	620	972
Other	2,493	2,305	1,897
Total noninterest expense	29,928	27,079	28,116
Income before income taxes	12,497	8,396	7,341
Provision for income taxes	3,103	1,617	1,133
Net income	9,394	6,779	6,208
Preferred stock dividends and discount accretion	384	1,460	980
Net income available to common shareholders	$9,010	$5,319	$5,228
Net income per common share, basic	$2.03	$1.22	$1.22
Net income per common share, diluted	$2.00	$1.21	$1.21

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Comprehensive Income

	Years ended December 31,
(dollars in thousands)	2012	2011	2010
Net income	$9,394	$6,779	$6,208
Other comprehensive income (loss)
Securities available for sale:
Net unrealized holding (losses) gains arising during the period (net of tax expense (benefit) of $47, $1,993, and ($99), respectively)	91	3,869	(192)
Reclassification adjustment for gains included in net income (net of tax expense of $145, $42, and $37, respectively)	(282)	(83)	(71)
Net unrealized gains (losses)	(191)	3,786	(263)
Comprehensive income	$9,203	$10,565	$5,945

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2012	2011	2010

Cash flows from operating activities
Net income	$9,394	$6,779	$6,208
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	1,377	1,310	1,363
Net amortization of premiums on securities	1,438	1,449	1,181
Amortization of deferred loan origination fees and costs	(311)	(265)	(323)
Amortization of intangible assets	190	95	40
Provision for loan losses	1,750	4,935	2,990
Provision for losses on foreclosed real estate	2,663	829	1,566
Deferred income tax expense (benefit)	385	(1,057)	(1,144)
Amortization of investment in real estate partnership	335	583	562
Increase in cash surrender value and death benefit on bank owned life insurance	(633)	(647)	(637)
Originations of loans held for sale	(72,298)	(47,106)	(55,445)
Proceeds from sales of loans held for sale	73,403	50,004	52,421
Net gain on sales of loans held for sale	(1,327)	(777)	(860)
Loss (gain) on disposal of premises and equipment	9	(3)	8
Net gain on sales of securities available-for-sale	(427)	(125)	(108)
Gain on sales of held for sale assets	0	0	(35)
Net loss (gain) on sales of foreclosed real estate	167	(154)	(110)
Stock-based compensation	295	229	157
Decrease (increase) in accrued interest receivable	73	(62)	(163)
Decrease in other assets	416	59	755
Decrease in accrued interest payable	(51)	(166)	(65)
(Decrease) increase in other liabilities	(365)	411	770
Net cash provided by operating activities	16,483	16,321	9,131

Cash flows from investing activities
Purchases of securities, available-for-sale	(63,119)	(59,502)	(92,829)
Maturities, repayments and calls of securities, available-for-sale	44,178	37,937	38,153
Sales of securities, available-for-sale	17,440	15,715	4,845
Redemption of restricted investment in bank stock	772	432	210
Net increase in loans made to customers	(44,689)	(59,274)	(6,130)
Purchases of premises and equipment	(2,018)	(1,402)	(914)
Investment in bank owned life insurance	(237)	(677)	(7)
Proceeds from held for sale assets	0	0	542
Proceeds from bank owned life insurance	206	0	0
Investment in foreclosed real estate	(17)	(4,130)	(1,640)
Proceeds from sales of foreclosed real estate	10,028	914	8,094
Net cash used in investing activities	(37,456)	(69,987)	(49,676)

Cash flows from financing activities
Net increase in demand and savings deposits	63,343	51,186	54,026
Net (decrease) increase in time deposits	(16,435)	(2,896)	29,127
Net increase (decrease) in short-term borrowings	9,099	3,494	(1,703)
Proceeds from issuance of long-term debt	0	15,000	0
Repayment of long-term debt	(15,813)	(30,414)	(22,240)
Tax benefit on vested restricted stock	44	0	0
Cash dividends paid to preferred shareholders	(634)	(774)	(825)
Cash dividends paid to common shareholders	(1,690)	(1,454)	(1,022)
Redemption of preferred stock and common stock warrant	0	(17,027)	0
Issuance of preferred stock	0	25,000	0
Issuance of common stock	627	477	272
Cash paid in lieu of fractional shares	(6)	0	0
Net cash provided by financing activities	38,535	42,592	57,635
Net increase (decrease) in cash and cash equivalents	17,562	(11,074)	17,090
Cash and cash equivalents at beginning of year	32,195	43,269	26,179
Cash and cash equivalents at end of period	$49,757	$32,195	$43,269

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2010	$15,828	$10,187	$37,004	$6,592	$2,401	$72,012
Net income				6,208		6,208
Other comprehensive loss, net of tax					(263)	(263)
Preferred stock discount accretion	155			(155)		0
Common stock cash dividends ($0.238 per share, adjusted)				(1,022)		(1,022)
Preferred stock dividends				(825)		(825)
Stock-based compensation			157			157
Issuance of common stock:
24,463 shares under the dividend reinvestment and stock purchase plan		61	136			197
14,316 shares under the employee stock purchase plan		36	39			75
18,306 shares of stock-based compensation awards		46	(46)			0

Balance, December 31, 2010	15,983	10,330	37,290	10,798	2,138	76,539
Net income				6,779		6,779
Other comprehensive income, net of tax					3,786	3,786
Preferred stock discount accretion	478			(478)		0
Common stock cash dividends ($0.334 per share, adjusted)				(1,454)		(1,454)
Preferred stock dividends				(1,087)		(1,087)
Redemption of preferred stock and repurchase of common stock warrant	(16,461)		(566)			(17,027)
Issuance of preferred stock	25,000					25,000
Stock-based compensation			229			229
Issuance of common stock:
26,803 shares under dividend reinvestment and stock purchase plan		67	202			269
14,682 shares under employee stock option plan		37	87			124
11,257 shares under employee stock purchase plan		28	56			84
18,062 shares of stock-based compensation awards		45	(45)			0

Balance, December 31, 2011	25,000	10,507	37,253	14,558	5,924	93,242
Net income				9,394		9,394
Other comprehensive loss, net of tax					(191)	(191)
Common stock cash dividends ($0.382 per share, adjusted)				(1,690)		(1,690)
5% common stock dividend, 211,564 shares at fair value		529	2,475	(3,010)		(6)
Preferred stock dividends				(384)		(384)
Stock-based compensation			339			339
Issuance of common stock:
20,191 shares under dividend reinvestment and stock purchase plan		50	216			266
25,884 shares under employee stock option plan		65	199			264
10,784 shares under employee stock purchase plan		27	70			97
11,290 shares of stock-based compensation awards		28	(28)			0

Balance, December 31, 2012	$25,000	$11,206	$40,524	$18,868	$5,733	$101,331

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

In accordance with FASB ASC Topic 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of December 31, 2012 through the date these consolidated financial statements were issued.

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

Restricted Stock
Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of December 31, 2012 and 2011, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (FHLBP) and, to a lesser degree, Atlantic Central Bankers Bank (ACBB). Under the FHLBP’s Capital Plan, PeoplesBank is required to maintain a minimum member stock investment, both as a condition of becoming and remaining a member and as a condition of obtaining borrowings from the FHLBP. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

For the fourth quarter of 2011, the FHLBP began paying a quarterly cash dividend on its common stock after a period of suspension since December 2008. The FHLBP reported that it will continue to monitor the condition of its private-label residential mortgage-back securities portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends and excess capital stock repurchases in future quarters.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended December 31, 2012 and 2011.

Loans Held for Sale
Loans held for sale are comprised of residential mortgage loans originated by the Bank and servicing of the loan is not retained after sale. Loans held for sale are reported at the lower of cost or fair value, as determined by the aggregate commitments from investors or current investor yield requirements. The amount, by which cost exceeds fair value, if any, is accounted for as a valuation allowance and is charged to expense in the period of the change. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loan and is recorded in noninterest income.

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

Allowance for Loan Losses
The allowance for loan losses represents the Corporation’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. While the Corporation attributes a portion of the allowance to individual loans and groups of loans that it evaluates and determines to be impaired, the allowance is available to cover all charge-offs that arise from the loan portfolio.

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

Concessions granted under a troubled debt restructuring may involve an interest rate that is below the market rate given the associated credit risk of the loan or an extension of a loan’s stated maturity date. Loans classified as troubled debt restructurings are designated as impaired. Non-accrual troubled debt restructurings are restored to accrual status if principal and interest payments, under the modified terms, are current for a reasonable period of time, generally six consecutive months after modification and future payments are reasonably assured.

Federal regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to the Corporation. Based on a comprehensive analysis of the loan portfolio, the Corporation believes that the level of the allowance for loan losses at December 31, 2012 is adequate.

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

Foreclosed Real Estate
Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At December 31, 2012, foreclosed real estate, net of allowance was $3,633,000, compared to $16,243,000 for December 31, 2011.

Investments in Real Estate Partnerships
In March 2003, PeoplesBank acquired a 73.47 percent limited partner interest in a real estate joint venture known as Village Court, which was formed to develop, construct, own and operate a 60-unit affordable housing complex located in Dover Township, York County, Pennsylvania. Construction of the housing complex was completed in the fourth quarter of 2004 and the complex was fully leased by December 31, 2004. The investment balance included in other assets was $533,000 at December 31, 2012, compared to $846,000 at December 31, 2011. Additionally, PeoplesBank is a 99.99 percent limited partner in a real estate joint venture known as SMB Properties that rehabilitated and now operates seven buildings in the City of York, Pennsylvania as part of a revitalization initiative. The buildings provide low-income housing to qualified families and, to a lesser degree, space for commercial purposes. The investment balance included in other assets has been fully amortized as of December 31, 2012, compared to $22,000 at December 31, 2011.

Investment and related tax credits are accounted for under the effective yield method of accounting under which tax credits are recognized as they are allocated, and the cost of the investment is amortized to provide a constant yield over the period that tax credits are allocated, generally ten years.

Bank Owned Life Insurance
PeoplesBank invests in bank owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by PeoplesBank on a select group of employees and directors. PeoplesBank is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies and is included in other assets in the amount of $15,467,000 at December 31, 2012, compared to $14,814,000 at December 31, 2011.

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

The Corporation accounts for uncertain tax positions as required by FASB ASC Topic 740. FASB ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, the accounting standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. No significant income tax uncertainties have been identified by the Corporation; therefore, the Corporation recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2012 or 2011. The Corporation’s policy is to recognize interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statement of Income. The Company did not recognize any interest and penalties for the years ended December 31, 2012, 2011 and 2010. The tax years subject to examination by the taxing authorities are the years ended December 31, 2011, 2010, and 2009.

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

The computation of net income per common share for the years ended December 31, 2012, 2011 and 2010 is provided in the table below.

(in thousands, except per share data)	2012	2011	2010
Net income available to common shareholders	$9,010	$5,319	$5,228

Weighted average shares outstanding (basic)	4,441	4,366	4,298
Effect of dilutive stock options	61	28	6
Weighted average shares outstanding (diluted)	4,502	4,394	4,304

Basic earnings per common share	$2.03	$1.22	$1.22
Diluted earnings per common share	$2.00	$1.21	$1.21

Anti-dilutive stock options and common stock warrants
excluded from the computation of earnings per share	106	188	486

Stock-Based Compensation
The Corporation accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, which requires public companies to recognize compensation expense, related to stock-based compensation awards in their statements of operations. Compensation expense is equal to the fair value of the stock-based compensation awards on the grant date and is recognized over the vesting period of such awards. More information is provided in Note 12.

Cash Flow Information
For purposes of the statements of cash flows, the Corporation considers interest bearing deposits with banks, cash and due from banks, and federal funds sold to be cash and cash equivalents.

	Years ended December 31,
(dollars in thousands)	2012	2011	2010
Cash paid during the period for:
Income taxes	$2,825	$1,960	$1,719
Interest	$10,578	$12,525	$13,219

Noncash investing and financing activities:
Transfer of loans to foreclosed real estate	$231	$3,013	$9,104
Transfer of loans held for sale to the held-to-maturity portfolio	$0	$0	$160
Increase in other liabilities for investment in foreclosed real estate	$0	$116	$65
Increase in other liabilities for purchase of securities settling after year end	$0	$1,063	$0
Increase in other liabilities for preferred stock dividends declared	$63	$313	$0

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

Reclassification
Certain amounts in the 2011 and 2010 consolidated financial statements have been reclassified to conform to the 2012 presentation, which did not impact net income or shareholders’ equity.

Recent Accounting Pronouncements
The FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S GAAP and IFRSs.” This Update amends FASB ASC Topic 820, Fair Value Measurements, to bring U.S. GAAP for fair value measurements in line with International Accounting Standards. The Update clarifies existing guidance for items such as: the application of the highest and best use concept to non-financial assets and liabilities; the application of fair value measurement to financial instruments classified in a reporting entity’s stockholder’s equity; and disclosure requirements regarding quantitative information about unobservable inputs used in the fair value measurements of level 3 assets. The Update also creates an exception to Topic 820 for entities which carry financial instruments within a portfolio or group, under which the entity is now permitted to base the price used for fair valuation upon a price that would be received to sell the net asset position or transfer a net liability position in an orderly transaction. The Update also allows for the application of premiums and discounts in a fair value measurement if the financial instrument is categorized in level 2 or 3 of the fair value hierarchy. Lastly, the ASU contains new disclosure requirements regarding fair value amounts categorized as level 3 in the fair value hierarchy such as: disclosure of the valuation process used; effects of and relationships between unobservable inputs; usage of nonfinancial assets for purposes other than their highest and best use when that is the basis of the disclosed fair value; and categorization by level of items disclosed at fair value, but not measured at fair value for financial statement purposes. The Corporation adopted the provisions of ASU No. 2011-04 effective January 1, 2012. The fair value measurement provisions of ASU No. 2011-04 had no impact on the Corporation’s consolidated financial statements. See Note 16 to the consolidated financial statements for enhanced disclosures required by ASU No. 2011-04.

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

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The objective of this ASU is to improve the reporting of reclassifications out of accumulated other comprehensive income. This ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income, by component, on the respective line items in the income statement if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. Reclassifications that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period are required to be cross-referenced to other U.S. GAAP disclosures that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income. The provisions of this ASU are effective for public entities prospectively for reporting periods beginning after December 15, 2012. The update is not expected to have a material impact on the Corporation’s results of operations or financial condition.

NOTE 2-Restrictions on Cash and Due from Banks

The Bank is required to maintain average reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. In 2012 and 2011, the reserves were met with vault cash. The Bank is also required to maintain compensating balances with certain correspondent banks which totaled $76,000 at December 31, 2012 compared to $126,000 at December 31, 2011.

NOTE 3-Securities

A summary of securities, available-for-sale at December 31, 2012 and 2011 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, such as obligations of the United States government or agencies thereof and investments in the obligations of municipalities. With the exception of an approximately $14 million portfolio (fair value) of Texas municipal utility district bonds, which has its own criteria for investment (e.g., maximum debt to assessed valuation, minimum assessed valuation and district size, proximity to employment, etc.), the remaining municipal bonds were almost all rated A or above by a national rating service at December 31, 2012. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At December 31, 2012, the fair value of the municipal bond portfolio was concentrated in the states of Pennsylvania at 40 percent and Texas at 17 percent.

				Estimated
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2012
Debt securities:
U.S. Treasury notes	$5,001	$31	$0	$5,032
U.S. agency	37,000	1,083	(25)	38,058
U.S. agency mortgage-backed, residential	84,630	3,603	0	88,233
State and municipal	98,744	4,053	(58)	102,739
Total debt securities	$225,375	$8,770	$(83)	$234,062
December 31, 2011
Debt securities:
U.S. Treasury notes	$10,003	$131	$0	$10,134
U.S. agency	29,593	1,080	0	30,673
U.S. agency mortgage-backed, residential	103,017	3,456	(29)	106,444
State and municipal	82,272	4,340	(2)	86,610
Total debt securities	$224,885	$9,007	$(31)	$233,861

The amortized cost and estimated fair value of debt securities at December 31, 2012 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on selected debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$17,501	$17,651
Due after one year through five years	177,725	184,708
Due after five years through ten years	26,328	27,590
Due after ten years	3,821	4,113
Total debt securities	$225,375	$234,062

Gross realized gains and losses on sales of securities, available-for-sale is shown below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Years ended December 31,
(dollars in thousands)	2012	2011	2010

Realized gains	$428	$229	$108
Realized losses	(1)	(104)	0
Net gains	$427	$125	$108

Securities, issued by agencies of the federal government, with a carrying value of $135,348,000 and $136,827,000 on December 31, 2012 and December 31, 2011, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at December 31, 2012 and 2011.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012
Debt securities:
U.S. agency	$8,251	$(25)	$0	$0	$8,251	$(25)
State and municipal	11,565	(58)	0	0	11,565	(58)
Total temporarily impaired debt securities, available for sale	$19,816	$(83)	$0	$0	$19,816	$(83)

December 31, 2011
Debt securities:
U.S. agency mortgage-backed, residential	$13,430	$(29)	$0	$0	$13,430	$(29)
State and municipal	856	(2)	0	0	856	(2)
Total temporarily impaired debt securities, available for sale	$14,286	$(31)	$0	$0	$14,286	$(31)

The unrealized losses of $83,000 at December 31, 2012 within the less than 12 months category were attributable to three U.S. agency securities and twenty-six municipal securities, all rated A or above by a national rating service.

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

The Corporation believes that unrealized losses at December 31, 2012 were primarily the result of changes in market interest rates and that it has the ability to hold these investments for a time necessary to recover the amortized cost. Through December 31, 2012, the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

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

	December 31,
(dollars in thousands)	2012	2011
Builder & developer	$96,936	$103,514
Commercial real estate investor	122,714	118,133
Residential real estate investor	66,419	62,564
Hotel/Motel	64,948	52,871
Wholesale & retail	70,443	60,328
Manufacturing	40,258	25,976
Agriculture	20,928	17,368
Other	124,834	124,821
Total commercial related loans	607,480	565,575
Residential mortgages	23,511	21,324
Home equity	65,858	58,390
Other	40,285	48,226
Total consumer related loans	129,654	127,940
Total loans	$737,134	$693,515

Concentrations of credit risk arise when a number of customers are engaged in similar business activities in the same geographic region or have similar economic features that could cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Most of the Corporation’s business is with customers in York County, Pennsylvania and northern-central Maryland, specifically Baltimore, Harford and Carroll counties. Although this focus may pose a concentration risk geographically, the Corporation believes that the diverse local economy and our detailed knowledge of the customer base lessens this risk. At December 31, 2012 and 2011, the Corporation had two industry concentrations that exceeded 10 percent of the total loan portfolio: builder & developer, which was 13.2 and 14.9 percent of the portfolio at December 31, 2012 and 2011, respectively; and commercial real estate investor, which was 16.6 and 17.0 percent of the portfolio, respectively. Loans to borrowers within these industries are usually collateralized by real estate.

The principal balance of outstanding loans to directors, executive officers, principal shareholders and any associates of such persons was $429,000 at December 31, 2012 and $2,887,000 at December 31, 2011. During 2012, total additions were $1,307,000 and total repayments and reductions were $3,765,000. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collection. As of year-end 2012, all loans to this group were current and performing in accordance with contractual terms.

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

The Corporation uses ten risk ratings to grade loans. The first seven ratings, representing the lowest risk, are combined and given a “pass” rating. A pass rating is a satisfactory credit rating, which applies to a loan that is expected to perform in accordance with the loan agreement and has a low probability of loss. A loan rated “special mention” has a potential weakness which may, if not corrected, weaken the loan or inadequately protect the Corporation’s position at some future date. A loan rated “substandard” is inadequately protected by the current net worth or paying capacity of the borrower or of the collateral pledged. A “substandard” loan has a well-defined weakness or weaknesses that could jeopardize liquidation of the loan, which exposes the Corporation to loss if the deficiencies are not corrected. When circumstances indicate that collection of the loan is doubtful, the loan is risk rated “nonaccrual,” the accrual of interest income is discontinued, and any unpaid interest previously credited to income is reversed. Accordingly, the table below does not include the regulatory classification of “doubtful,” nor does it include the regulatory classification of “loss” because the Corporation promptly charges off loan losses.

The table below presents a summary of loan risk ratings by loan class at December 31, 2012 and 2011.

(dollars in thousands)	Pass	Special Mention	Substandard	Nonaccrual	Total
December 31, 2012
Builder & developer	$79,101	$6,567	$11,013	$255	$96,936
Commercial real estate investor	107,415	9,563	2,459	3,277	122,714
Residential real estate investor	62,327	1,361	2,044	687	66,419
Hotel/Motel	64,948	0	0	0	64,948
Wholesale & retail	66,155	1,521	983	1,784	70,443
Manufacturing	39,559	0	699	0	40,258
Agriculture	20,457	0	471	0	20,928
Other	121,223	1,156	612	1,843	124,834
Total commercial related loans	561,185	20,168	18,281	7,846	607,480
Residential mortgage	23,421	5	32	53	23,511
Home equity	65,406	112	188	152	65,858
Other	39,318	325	351	291	40,285
Total consumer related loans	128,145	442	571	496	129,654
Total loans	$689,330	$20,610	$18,852	$8,342	$737,134

December 31, 2011
Builder & developer	$90,429	$11,392	$533	$1,160	$103,514
Commercial real estate investor	102,374	13,519	161	2,079	118,133
Residential real estate investor	58,331	3,681	0	552	62,564
Hotel/Motel	52,871	0	0	0	52,871
Wholesale & retail	54,193	2,354	811	2,970	60,328
Manufacturing	25,262	0	714	0	25,976
Agriculture	16,879	0	489	0	17,368
Other	111,227	9,095	0	4,499	124,821
Total commercial related loans	511,566	40,041	2,708	11,260	565,575
Residential mortgage	21,113	7	34	170	21,324
Home equity	58,088	79	188	35	58,390
Other	47,359	597	34	236	48,226
Total consumer related loans	126,560	683	256	441	127,940
Total loans	$638,126	$40,724	$2,964	$11,701	$693,515

The table below presents a summary of impaired loans at December 31, 2012 and 2011. Generally, impaired loans are loans risk rated substandard and nonaccrual. An allowance is established for those individual loans that are commercial related and only those consumer related loans classified as troubled debt restructurings where the Corporation has doubt as to full recovery of the outstanding principal balance. The recorded investment represents outstanding unpaid principal loan balances adjusted for charge-offs.

	December 31, 2012			December 31, 2011
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance:
Builder & developer	$12,211	$12,211	$0	$2,627	$2,627	$0
Commercial real estate investor	5,736	5,836	0	3,965	4,065	0
Residential real estate investor	72	72	0	463	463	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	3,048	5,323	0	3,781	6,056	0
Manufacturing	699	699	0	714	714	0
Agriculture	0	0	0	0	0	0
Other commercial	1,483	1,611	0	3,619	3,619	0
Residential mortgage	85	111	0	204	314	0
Home equity	340	340	0	223	223	0
Other consumer	642	718	0	270	270	0
Total impaired loans with no related allowance	$24,316	$26,921	$0	$15,866	$18,351	$0

Impaired loans with a related allowance:
Builder & developer	$256	$256	$147	$264	$264	$147
Commercial real estate investor	0	0	0	0	0	0
Residential real estate investor	2,659	2,659	700	89	89	30
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	0	0	0	0	0	0
Manufacturing	0	0	0	0	0	0
Agriculture	471	471	100	489	489	100
Other commercial	972	972	215	880	880	120
Residential mortgage	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total impaired loans with a related allowance	$4,358	$4,358	$1,162	$1,722	$1,722	$397

Total impaired loans:
Builder & developer	$12,467	$12,467	$147	$2,891	$2,891	$147
Commercial real estate investor	5,736	5,836	0	3,965	4,065	0
Residential real estate investor	2,731	2,731	700	552	552	30
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	3,048	5,323	0	3,781	6,056	0
Manufacturing	699	699	0	714	714	0
Agriculture	471	471	100	489	489	100
Other commercial	2,455	2,583	215	4,499	4,499	120
Residential mortgage	85	111	0	204	314	0
Home equity	340	340	0	223	223	0
Other consumer	642	718	0	270	270	0
Total impaired loans	$28,674	$31,279	$1,162	$17,588	$20,073	$397

The table below presents a summary of average impaired loans and related interest income that was included in net income for the years ended December 31, 2012 and 2011. The table that immediately follows for the year ended December 31, 2010 is in a more highly summarized form pertaining solely to commercial loans. Generally, impaired loans are loans risk rated substandard and nonaccrual or classified as troubled debt restructurings. An allowance is established for individual commercial related loans where the Corporation has doubt as to full recovery of the outstanding principal balance. Typically, impaired consumer related loans are partially or fully charged-off obviating the need for a specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for charge-offs.

	For the years ended
	December 31, 2012			December 31, 2011
(dollars in thousands)	Average Recorded Investment	Total Interest Income	Cash Basis Interest Income	Average Recorded Investment	Total Interest Income	Cash Basis Interest Income
Impaired loans with no related allowance:
Builder & developer	$8,849	$570	$92	$5,248	$424	$374
Commercial real estate investor	4,910	281	142	1,958	108	73
Residential real estate investor	307	5	5	443	3	2
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	2,711	28	4	2,242	79	0
Manufacturing	707	42	0	143	5	0
Agriculture	0	0	0	0	0	0
Other commercial	4,020	177	212	5,067	383	308
Residential mortgage	133	6	5	262	13	11
Home equity	274	8	1	152	4	0
Other consumer	435	22	11	515	37	20
Total impaired loans with no related allowance	$22,346	$1,139	$472	$16,030	$1,056	$788

Impaired loans with a related allowance:
Builder & developer	$260	$6	$6	$796	0	0
Commercial real estate investor	45	0	0	166	0	0
Residential real estate investor	1,483	64	0	93	0	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	105	0	0	2,905	0	0
Manufacturing	0	0	0	0	0	0
Agriculture	481	34	0	496	35	0
Other commercial	935	2	0	777	8	0
Residential mortgage	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total impaired loans with a related allowance	$3,309	$106	$6	$5,233	$43	$0

Total impaired loans:
Builder & developer	$9,109	$576	$98	$6,044	$424	$374
Commercial real estate investor	4,955	281	142	2,124	108	73
Residential real estate investor	1,790	69	5	536	3	2
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	2,816	28	4	5,147	79	0
Manufacturing	707	42	0	143	5	0
Agriculture	481	34	0	496	35	0
Other commercial	4,955	179	212	5,844	391	308
Residential mortgage	133	6	5	262	13	11
Home equity	274	8	1	152	4	0
Other consumer	435	22	11	515	37	20
Total impaired loans	$25,655	$1,245	$478	$21,263	$1,099	$788

The following table presents information regarding impaired commercial related loans as of and for the year ended December 31, 2010.

(dollars in thousands)	2010
Impaired loans without a related allowance	$14,892
Impaired loans with a related allowance	$6,898
Allowance for impaired loans	$1,195
Average recorded investment in impaired loans	$26,434
Total interest income	$697
Cash basis interest income	$456

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule which shows the length of time a payment is past due. The table below presents a summary of past due loans, current loans and nonaccrual loans by loan segment and class at December 31, 2012 and 2011.

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due Accruing	Nonaccrual	Current	Total Loans
December 31, 2012
Builder & developer	$400	$0	$0	$400	$255	$96,281	$96,936
Commercial real estate investor	0	0	0	0	3,277	119,437	122,714
Residential real estate investor	2,044	0	0	2,044	687	63,688	66,419
Hotel/Motel	0	0	0	0	0	64,948	64,948
Wholesale & retail	1,067	0	0	1,067	1,784	67,592	70,443
Manufacturing	0	0	0	0	0	40,258	40,258
Agriculture	0	0	0	0	0	20,928	20,928
Other	456	0	0	456	1,843	122,535	124,834
Total commercial related loans	3,967	0	0	3,967	7,846	595,667	607,480
Residential mortgage	474	129	0	603	53	22,855	23,511
Home equity	62	0	0	62	152	65,644	65,858
Other	842	195	186	1,223	291	38,771	40,285
Total consumer related loans	1,378	324	186	1,888	496	127,270	129,654
Total loans	$5,345	$324	$186	$5,855	$8,342	$722,937	$737,134

December 31, 2011
Builder & developer	$1,709	$0	$0	$1,709	$1,160	$100,645	$103,514
Commercial real estate investor	0	0	0	0	2,079	116,054	118,133
Residential real estate investor	0	0	0	0	552	62,012	62,564
Hotel/Motel	0	0	0	0	0	52,871	52,871
Wholesale & retail	525	0	0	525	2,970	56,833	60,328
Manufacturing	0	0	0	0	0	25,976	25,976
Agriculture	0	0	0	0	0	17,368	17,368
Other	109	0	0	109	4,499	120,213	124,821
Total commercial related loans	2,343	0	0	2,343	11,260	551,972	565,575
Residential mortgage	320	0	0	320	170	20,834	21,324
Home equity	236	0	0	236	35	58,119	58,390
Other	677	1	0	678	236	47,312	48,226
Total consumer related loans	1,233	1	0	1,234	441	126,265	127,940
Total loans	$3,576	$1	$0	$3,577	$11,701	$678,237	$693,515

Loans classified as troubled debt restructurings (TDRs) are designated impaired and arise when the Corporation grants borrowers experiencing financial difficulties concessions that it would not otherwise consider. Concessions granted with respect to these loans involve an extension of the maturity date or a below market interest rate relative to new debt with similar credit risk. Generally, these loans are secured by real estate. If repayment of the loan is determined to be collateral dependent, the loan is evaluated for impairment loss based on the fair value of the collateral. For loans that are not collateral dependent, the present value of expected future cash flows, discounted at the loan’s effective interest rate, is used to determine any impairment loss.

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

The table below shows loans whose terms have been modified under TDRs during the years ended December 31, 2012 and 2011. There was no impairment loss recognized on any of these TDRs, and they are all performing under their modified terms. There were no defaults of restructured loans during the years ended December 31, 2012 and 2011.

(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Years ended:

December 31, 2012
Commercial related loans
nonaccrual	1	$286	$286

December 31, 2011
Commercial related loans
nonaccrual	1	$2,151	$2,151
accruing	3	$3,097	$3,097
Consumer related loans
accruing	1	$188	$188

NOTE 5-Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the years ended December 31, 2012, 2011 and 2010.

December 31, 2012:

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/ Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:
Beginning Balance	$2,170	$2,003	$505	$394	$1,806	$151	$184	$907	$8,120
Charge-offs	(217)	(67)	(15)	0	0	0	0	(310)	(609)
Recoveries	0	0	0	0	16	0	0	1	17
Provisions	(382)	(677)	705	91	91	86	18	572	504
Ending Balance	$1,571	$1,259	$1,195	$485	$1,913	$237	$202	$1,170	$8,032

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated	2012
Allowance for loan losses:
Beginning Balance	$88	$86	$171	$345	$237	$8,702
Charge-offs	(115)	(189)	(312)	(616)	0	(1,225)
Recoveries	41	2	15	58	0	75
Provisions	110	338	364	812	434	1,750
Ending Balance	$124	$237	$238	$599	$671	$9,302

December 31, 2011:

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/ Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:
Beginning Balance	$1,561	$1,887	$698	$345	$949	$155	$175	$1,017	$6,787
Charge-offs	(966)	0	(18)	0	(2,420)	0	0	(40)	(3,444)
Recoveries	2	0	0	0	6	0	0	1	9
Provisions	1,573	116	(175)	49	3,271	(4)	9	(71)	4,768
Ending Balance	$2,170	$2,003	$505	$394	$1,806	$151	$184	$907	$8,120

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated	2011
Allowance for loan losses:
Beginning Balance	$30	$83	$201	$314	$525	$7,626
Charge-offs	(141)	(173)	(198)	(512)	0	(3,956)
Recoveries	0	8	80	88	0	97
Provisions	199	168	88	455	(288)	4,935
Ending Balance	$88	$86	$171	$345	$237	$8,702

December 31, 2010:

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/ Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:
Beginning Balance	$1,837	$2,556	$658	$334	$337	$175	$75	$838	$6,810
Charge-offs	(874)	(1,399)	0	0	0	0	0	(35)	(2,308)
Recoveries	1	18	0	0	0	0	0	5	24
Provisions	597	712	40	11	612	(20)	100	209	2,261
Ending Balance	$1,561	$1,887	$698	$345	$949	$155	$175	$1,017	$6,787

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated	2010
Allowance for loan losses:
Beginning Balance	$33	$75	$113	$221	$144	$7,175
Charge-offs	(31)	(30)	(268)	(329)	0	(2,637)
Recoveries	0	0	74	74	0	98
Provisions	28	38	282	348	381	2,990
Ending Balance	$30	$83	$201	$314	$525	$7,626

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment at December 31, 2012 and 2011.

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:

Individually evaluated for impairment	$147	$0	$700	$0	$0	$0	$100	$215	$1,162
Collectively evaluated for impairment	1,424	1,259	495	485	1,913	237	102	955	6,870
Balance, December 31, 2012	$1,571	$1,259	$1,195	$485	$1,913	$237	$202	$1,170	$8,032

Individually evaluated for impairment	$147	$0	$30	$0	$0	$0	$100	$120	$397
Collectively evaluated for impairment	2,023	2,003	475	394	1,806	151	84	787	7,723
Balance, December 31, 2011	$2,170	$2,003	$505	$394	$1,806	$151	$184	$907	$8,120

Loans:

Individually evaluated for impairment	$12,467	$5,736	$2,731	$0	$3,048	$699	$471	$2,455	$27,607
Collectively evaluated for impairment	84,469	116,978	63,688	64,948	67,395	39,559	20,457	122,379	579,873
Balance, December 31, 2012	$96,936	$122,714	$66,419	$64,948	$70,443	$40,258	$20,928	$124,834	$607,480

Individually evaluated for impairment	$2,891	$3,965	$552	$0	$3,781	$714	$489	$4,499	$16,891
Collectively evaluated for impairment	100,623	114,168	62,012	52,871	56,547	25,262	16,879	120,322	548,684
Balance, December 31, 2011	$103,514	$118,133	$62,564	$52,871	$60,328	$25,976	$17,368	$124,821	$565,575

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated	Total
Allowance for loan losses:

Individually evaluated for impairment	$0	$0	$0	$0	$0	$1,162
Collectively evaluated for impairment	124	237	238	599	671	8,140
Balance, December 31, 2012	$124	$237	$238	$599	$671	$9,302

Individually evaluated for impairment	$0	$0	$0	$0	$0	$397
Collectively evaluated for impairment	88	86	171	345	237	8,305
Balance, December 31, 2011	$88	$86	$171	$345	$237	$8,702

Loans:

Individually evaluated for impairment	$85	$340	$642	$1,067		$28,674
Collectively evaluated for impairment	23,426	65,518	39,643	128,587		708,460
Balance, December 31, 2012	$23,511	$65,858	$40,285	$129,654		$737,134

Individually evaluated for impairment	$204	$223	$270	$697		$17,588
Collectively evaluated for impairment	21,120	58,167	47,956	127,243		675,927
Balance, December 31, 2011	$21,324	$58,390	$48,226	$127,940		$693,515

NOTE 6-Premises and Equipment

The following table presents a summary of premises and equipment as of December 31, 2012 and 2011.

(dollars in thousands)	2012	2011
Land	$2,000	$1,001
Buildings and improvements	12,716	12,458
Capitalized leased premises	672	672
Equipment	12,940	12,695
	28,328	26,826
Less-accumulated depreciation/amortization	(16,835)	(15,965)
Premises and equipment, net	$11,493	$10,861

PeoplesBank leases certain banking branches under capital and noncancellable operating leases. The terms include various renewal options and provide for rental increases based upon predetermined factors. Total lease expenses under operating leases amounted to $423,000 in 2012, $409,000 in 2011, and $401,000 in 2010.

At December 31, 2012, future minimum lease payments for these leases and a capital lease are payable as follows:

(dollars in thousands)	Capital Lease	Operating Leases
2013	$102	$396
2014	102	323
2015	102	187
2016	0	81
2017	0	81
Thereafter	0	55
Total future minimum lease payments	306	$1,123
Less interest	(46)
Present value of minimum lease payments	$260

NOTE 7-Deposits

The composition of deposits as of December 31, 2012 and 2011 is shown below.

(dollars in thousands)	2012	2011
Noninterest bearing demand	$88,476	$73,760
NOW	77,531	68,518
Money market	289,149	253,598
Savings	34,372	30,309
Time deposits less than $100,000	236,683	247,190
Time deposits $100,000 or more	175,096	181,024
Total deposits	$901,307	$854,399

The following table presents scheduled maturities of time deposits by year as of December 31, 2012.

(dollars in thousands)	2012
2013	$184,529
2014	99,446
2015	56,721
2016	23,695
2017	43,953
Thereafter	3,435
Total time deposits	$411,779

NOTE 8-Short-term Borrowings and Long-term Debt

The schedule below provides a summary of short-term borrowings that consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. Securities sold under agreements to repurchase are overnight borrowings between PeoplesBank and its commercial depositors and are subject to daily repricing. Federal Funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. Other short-term borrowings consist of credit available through the Federal Home Loan Bank of Pittsburgh (FHLBP), Atlantic Central Bankers Bank (ACBB), M&T Bank and the Federal Reserve Discount Window. PeoplesBank maintains a line-of credit (Open Repo Plus) with the FHLBP which is a revolving term commitment used on an overnight basis. The term of this commitment may not exceed 364 days, and it reprices daily at market rates. PeoplesBank has approximately $19 million of collateralized borrowing availability at the Federal Reserve Discount Window.

The following table presents a summary of aggregate short-term borrowings as of and for the years ended December 31, 2012, 2011 and 2010.

	2012		2011		2010
(dollars in thousands)	Repurchase agreements	Short-term borrowings	Repurchase agreements	Short-term borrowings	Repurchase agreements	Short-term borrowings
Amount outstanding at end of year	$19,356	$0	$10,257	$0	$6,763	$0
Weighted average interest rate at end of year	0.56%	0%	0.79%	0%	0.99%	0%
Maximum amount outstanding at any month-end	$26,166	$0	$12,647	$0	$10,623	$0
Daily average amount outstanding	$20,843	$0	$11,546	$0	$8,803	$0
Approximate weighted average interest rate for the year	0.58%	0%	0.99%	0%	1.00%	0%

Securities that serve as collateral for securities sold under agreements to repurchase and pledged to provide access to the Federal Reserve Bank Discount Window and other short-term borrowing remain in available-for-sale securities. The fair value of these securities was $45,696,000 and $40,277,000 on December 31, 2012 and 2011, respectively.

In June 2012, PeoplesBank restructured (i.e., extended) two outstanding $5 million FHLB advances ($10 million total) to lock in low rates as a hedge against the possibility of rising market interest rates in the future. This transaction resulted in a $235,000 prepayment penalty that, under accounting rules, was deferred and embedded in the rates on the restructured advances where it will be recognized as interest expense over their respective repayment terms. The $5 million FHLB advance originally maturing December 2013 with a fixed rate of interest of 2.39 percent was extended to June 2019 with a fixed rate of interest of 2.10 percent. The $5 million FHLB advance originally maturing July 2014 with a fixed rate of interest of 1.38 percent was extended to June 2018 with a fixed rate of interest of 1.87 percent. The impact of the debt restructure on current period earnings is immaterial.

The following table presents a summary of long-term debt as of December 31, 2012 and 2011.

(dollars in thousands)	2012	2011
PeoplesBank obligations:
FHLBP
Due January 2012, 2.34%	$0	$10,000
Due June 2012, 4.25% amortizing	0	170
Due December 2012, 1.91%	0	5,000
Due May 2013, 3.46% amortizing	245	818
Due December 2013, 2.39%	0	5,000
Due July 2014, 1.38%	0	5,000
Due July 2015, 1.90%	5,000	5,000
Due July 2016, 2.35%	5,000	5,000
Due June 2018, 1.87%	5,000	0
Due June 2019, 2.10%	5,000	0
Total FHLBP	$20,245	$35,988
Capital lease obligation	260	330
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 2.33%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 1.88%, floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Total long-term debt	$30,815	$46,628

PeoplesBank’s long-term debt obligations to FHLBP are fixed rate instruments. Under terms of a blanket collateral agreement with the FHLBP, the line-of-credit and long term advances are secured by FHLBP stock and qualifying loan receivables, principally real estate secured loans. As of December 31, 2012, total unused credit with the FHLBP was approximately $166 million.

In June 2006, Codorus Valley formed CVB Statutory Trust No. 2, a wholly-owned special purpose subsidiary whose sole purpose was to facilitate a pooled trust preferred debt issuance of $7,217,000. In November 2004, Codorus Valley formed CVB Statutory Trust No. 1 to facilitate a pooled trust preferred debt issuance of $3,093,000. The Corporation owns all of the common stock of these nonbank subsidiaries, and the debentures are the sole assets of the Trusts. The accounts of both Trusts are not consolidated for financial reporting purposes in accordance with FASB ASC 810. For regulatory capital purposes, all of the Corporation’s trust preferred securities qualified as Tier 1 capital for all reported periods. Trust preferred securities are subject to capital limitations under the FDIC’s risk-based capital guidelines. The Corporation used the net proceeds from these offerings to fund its operations.

Total long-term debt maturities over the next five years are as follows: $323,000 in 2013, $86,000 in 2014, $5,096,000 in 2015, $5,000,000 in 2016 and $0 in 2017.

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

Quantitative measures established by regulators to ensure capital adequacy require the Corporation and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of tier 1 capital to quarter-to-date average assets (leverage ratio). In December 2012, PeoplesBank received the most recent notification from the Federal Deposit Insurance Corporation, which categorized PeoplesBank as “well capitalized”, as of September 30, 2012, under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change PeoplesBank’s well capitalized category. As of December 31, 2011, PeoplesBank was also categorized as “well capitalized”.

	Actual		Minimum for Capital Adequacy		Well Capitalized Minimum*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Codorus Valley Bancorp, Inc. (consolidated)
December 31, 2012
Capital ratios:
Tier 1 risk-based	$105,597	13.59%	$31,074	4.00%	n/a	n/a
Total risk-based	114,899	14.79	62,147	8.00	n/a	n/a
Leverage	105,597	10.02	42,143	4.00	n/a	n/a

December 31, 2011
Capital ratios:
Tier 1 risk-based	$97,128	13.35%	$29,097	4.00%	n/a	n/a
Total risk-based	105,830	14.55	58,194	8.00	n/a	n/a
Leverage	97,128	9.62	40,379	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
December 31, 2012
Capital ratios:
Tier 1 risk-based	$102,120	13.20%	$30,951	4.00%	$46,427	6.00%
Total risk-based	111,422	14.40	61,902	8.00	77,378	10.00
Leverage	102,120	9.72	42,020	4.00	52,526	5.00

December 31, 2011
Capital ratios:
Tier 1 risk-based	$94,056	12.98%	$28,975	4.00%	$43,463	6.00%
Total risk-based	102,758	14.19	57,950	8.00	72,438	10.00
Leverage	94,056	9.35	40,239	4.00	50,299	5.00

NOTE 10-Shareholders’ Equity

Preferred stock issued under the US Treasury’s Small Business Lending Fund Program

On August 18, 2011, as part of the Treasury Small Business Lending Fund (SBLF) program, the Corporation entered into a Securities Purchase Agreement (SBLF Purchase Agreement) with the United States Department of the Treasury (Treasury) pursuant to which the Corporation sold to the Treasury, for an aggregate purchase price of $25 million, 25,000 shares of senior non-cumulative, perpetual preferred stock, Series B, $1,000 liquidation value, $2.50 par value. Generally, the preferred stock is non-voting and qualifies as Tier 1 regulatory capital. The SBLF agreement imposes limits on the ability of the Corporation to pay dividends and repurchase shares of common stock if it fails to declare and pay quarterly dividends on the SBLF preferred stock. The dividend rate can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF preferred stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank. Based upon the increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period was set at 5 percent. For the second through ninth calendar quarters, the dividend rate may be adjusted between one percent (1%) and five percent (5%) per annum to reflect the amount of change in the Bank’s level of QSBL. The annualized dividend rate in effect on December 31, 2012 was 1 percent, compared to 5 percent on December 31, 2011. The decrease in the dividend rate was the result of an increase in QSBL above the baseline. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QSBL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%). Information about SBLF preferred stock is disclosed in Note 10—Shareholders’ Equity in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Common stock dividend

Periodically, the Corporation distributes stock dividends on its common stock. The Corporation distributed a 5 percent common stock dividend on December 11, 2012 which resulted in the issuance of 211,564 additional common shares.

NOTE 11- Benefit Plans

Defined Contribution Plan
PeoplesBank maintains a 401(k) savings and investment plan covering substantially all employees. Under the plan, employees can contribute a percentage of their compensation subject to certain limits based on federal tax law. The Bank makes matching contributions of 50 percent up to the first 6 percent of an employee’s compensation contributed to the plan. Employee contributions vest immediately and employer contributions vest 100% after three years of service. The Bank’s expense for the 401(k) savings and investment plan was $237,000 for 2012, $207,000 for 2011, and $220,000 for 2010.

Supplemental Benefit Plans
PeoplesBank maintains supplemental retirement plans for selected executives. The expense associated with these plans was approximately $296,000 for 2012, $267,000 for 2011, and $316,000 for 2010. The accrued liability for the supplemental retirement plans was $3,475,000 at December 31, 2012 and $3,179,000 at December 31, 2011. Income earned from bank owned life insurance policies was used to finance the cost of supplemental benefit plans, and provide a tax-exempt return to PeoplesBank.

Director’s Post Retirement Split-dollar Life Insurance Benefit
PeoplesBank recorded net income of $1,000 in 2012 and net expense of $28,000 and $19,000 in 2011 and 2010, respectively, on bank owned life insurance policies with a post retirement split-dollar life insurance benefit. The accrued liability for the post retirement split-dollar benefit was $235,000 at December 31, 2012 and $236,000 at December 31, 2011.

NOTE 12-Stock-Based Compensation

FASB ASC Topic 718 requires that the fair value of equity awards granted to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such awards.

The following table presents information about the Corporation’s stock plans, adjusted for stock dividends distributed, as of December 31, 2012.

Plan	Types of grants	Number of shares reserved (2)	Number of outstanding options (2)	Number of shares available for future issuance (2)
2000 Stock Incentive Plan (2000 Plan) (1)	Stock options Stock appreciation rights Restricted stock	129,301	99,571	0
2007 Long Term Incentive Plan (LTIP)	Stock options Stock appreciation rights Restricted stock Stock awards	384,107	154,613 (3)	229,494
2007 Employee Stock Purchase Plan (ESPP)	Stock option	172,668	0	172,668
Employee Stock Bonus Plan (ESBP)	Stock awards	15,007	0	15,007

(1)	All options available for grant under the 2000 Plan have been granted.
(2)	Shares/options are subject to adjustment in the event of specified changes in the Corporation’s capital structure.
(3)	Amount includes 27,749 of unvested options.

In May 2012, the amendments were made to the LTIP and the ESPP to provide an additional 250,000 shares and 47,805 shares of common stock for future issuance, respectively.

Stock Incentive Plans (2000 Plan and LTIP)

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

(dollars in thousands)	2012	2011	2010
Compensation expense	$270	$210	$132
Tax benefit	(67)	(52)	(31)
Net income effect	$203	$158	$101

The tax benefit shown in the preceding table is less than the benefit that would be calculated using the Corporation’s 34% statutory Federal tax rate. Under FASB ASC Topic 718, tax benefits are only recognized over the vesting period for options that ordinarily will generate a tax deduction when exercised (non-qualified stock options) and restricted stock awards.

The Corporation granted 11,899 non-qualified stock options, 15,850 incentive stock options, and 11,290 shares of restricted stock from the LTIP in 2012. In 2011, the Corporation granted 23,557 non-qualified stock options, 27,925 incentive stock options, and 18,115 shares of restricted stock from the LTIP. In 2010, the Corporation granted 21,726 non-qualified stock options, 26,148 incentive stock options, and 18,306 shares of restricted stock from the LTIP. The weighted average grant-date fair value of options granted was $4.74 in 2012, $2.62 in 2011 and $2.89 in 2010. The fair value of the options awarded is estimated on the date of grant using the Black-Scholes valuation model, which is dependent upon certain weighted-average assumptions as presented below.

	2012	2011	2010
Expected life (in years)	7.43	5.63	7.09
Risk-free interest rate	1.10%	0.97%	1.72%
Expected volatility	43.84%	48.60%	44.20%
Expected dividend yield	3.19%	3.50%	3.50%

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

A summary of stock options activity from the option and stock incentive plans, adjusted for stock dividends distributed, is shown below.

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2012	259,469	$9.99	6.6 years	$65
Granted	27,749	14.75
Exercised	(29,096)	8.66
Cancelled	(3,938)	7.86
Expired	0	0.00
Outstanding at December 31, 2012	254,184	$10.70	5.8 years	$1,107

Exerciseable at December 31, 2012	226,435	$10.20	5.3 years	$1,098

The following table presents information about stock options exercised for the years ended December 31, 2012, 2011 and 2010.

(dollars in thousands)	2012	2011	2010
Total intrinsic value of options exercised	$140	$42	$0
Cash received from options exercised	252	127	0
Tax deduction realized from options exercised	48	14	0

The following table presents information about non-vested options and restricted stock, adjusted for stock dividends distributed, for the year ended December 31, 2012.

	Stock Options		Restricted Stock
	Options	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2012	55,137	$7.99	44,575	$7.90
Vested	(51,199)	7.99	(16,261)	7.54
Cancelled	(3,938)	7.86	0	0.00
Granted	27,749	14.75	11,290	14.75
Non-vested at December 31, 2012	27,749	$14.75	39,604	$10.00

As of December 31, 2012, total unrecognized compensation cost related to non-vested options and restricted stock was $378,000. The cost is expected to be recognized over a weighted average period of 1.0 years.

Employee Stock Purchase Plan (ESPP)

Under the ESPP, eligible employees can purchase common stock of the Corporation at 85% of the fair market value of the stock at the beginning or end of the six-month offering period, whichever is lower. The ESPP is considered to be a compensatory plan.

The following table presents information about the ESPP for the years ended December 31, 2012, 2011 and 2010.

(dollars in thousands)	2012	2011	2010
ESPP shares purchased	10,784	11,257	14,363
Average purchase price per share (85% of market value)	$8.969	$7.467	$5.242
Compensation expense recognized (in thousands)	$24	$19	$25

In all periods shown above, the Corporation has issued authorized, but unissued, common stock to satisfy the purchase.

Employee Stock Bonus Plan (ESBP)

The ESBP is administered by nonemployee members of the Corporation’s Board of Directors, under which the Corporation may issue shares of its common stock to employees as performance based compensation. There were no shares of common stock issued under the ESBP in 2012 and 2011 and, 81 shares of common stock were issued in 2010.

NOTE 13-Income Taxes

The following table presents the provision for income taxes for the years ended December 31, 2012, 2011 and 2010.

(dollars in thousands)	2012	2011	2010
Current tax provision
Federal	$2,486	$2,440	$2,099
State	232	234	178
Total current tax provision	2,718	2,674	2,277

Deferred tax expense (benefit)
Federal	419	(979)	(956)
State	(34)	(78)	(188)
Total deferred tax expense (benefit)	385	(1,057)	(1,144)
Total tax provision	$3,103	$1,617	$1,133

The provision for income taxes includes $145,000, $42,000 and $37,000 of applicable income tax expense related to net investment security gains in 2012, 2011 and 2010, respectively.

The differences between the effective income tax rate and the Federal statutory income tax rate for the years ended December 31, 2012, 2011 and 2010 are shown below.

	2012	2011	2010

Statutory tax rate	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Low-income housing credits	(1.8)	(3.0)	(3.6)
Tax-exempt interest income	(7.5)	(11.2)	(12.9)
Bank owned life insurance income	(1.7)	(2.6)	(3.0)
State income taxes, net of federal tax benefit	1.1	1.2	(0.1)
Other, net	0.7	0.9	1.0
Effective income tax rate	24.8%	19.3%	15.4%

Significant components of the Corporation’s deferred tax asset, included in other assets as of December 31, 2012 and 2011 are shown below.

(dollars in thousands)	2012	2011
Deferred tax assets
Allowance for loan losses	$3,327	$3,099
Deferred compensation	1,364	1,227
Low-income housing partnerships	580	601
Tax credit carryforward	75	545
Foreclosed real estate	1,327	1,738
Other	72	60
Total deferred tax assets	6,745	7,270

Deferred tax liabilities
Deferred loan fees	436	514
Depreciation	221	254
Net unrealized gains on available-for-sale securities	2,953	3,051
Other	325	354
Total deferred tax liabilities	3,935	4,173
Net deferred tax assets	$2,810	$3,097

The Corporation has low-income housing tax credit carryforwards that expire through 2032. Based on the level of historical income projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Corporation will realize the benefits of its deferred tax assets as of December 31, 2012.

NOTE 14-Commitments to Extend Credit

In the normal course of business, the Corporation is a party to various financial transactions that are not funded as of the balance sheet date. Off-balance sheet financial instruments, which enable Bank customers to meet their financing needs, are comprised mainly of commitments to extend credit and standby letters of credit. Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a customer to a third party. The credit and market risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. To manage these risks, the Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments and requires collateral to support these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2012 and 2011, for guarantees under standby letters of credit issued was not material. Normally, commitments to extend credit and letters of credit have fixed expiration dates or termination clauses, have specific rates and are for specific purposes. Many of the commitments are expected to expire without being extended; therefore, total commitment amounts do not necessarily represent future cash requirements.

A summary of outstanding commitments at December 31, 2012 and 2011 is shown below.

(dollars in thousands)	2012	2011
Commitments to grant loans
Fixed rate	$50,958	$14,485
Variable rate	23,254	7,732

Unfunded commitments of existing loans
Fixed rate	$42,003	$26,731
Variable rate	115,035	105,743

Standby letters of credit	$17,064	$11,532

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

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
December 31, 2012
Securities available-for-sale:
U.S. Treasury notes	$5,032	$5,032	$0	$0
U.S. agency	38,058	0	38,058	0
U.S. agency mortgage-backed, residential	88,233	0	88,233	0
State and municipal	102,739	0	102,739	0

December 31, 2011
Securities available-for-sale:
U.S. Treasury notes	$10,134	$10,134	$0	$0
U.S. agency	30,673	0	30,673	0
U.S. agency mortgage-backed, residential	106,444	0	106,444	0
State and municipal	86,610	0	86,610	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans
Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At December 31, 2012, the fair value consists of loan balances of $4,493,000, net of a valuation allowance of $1,162,000 and charge-offs of $2,605,000, compared to loan balances of $4,222,000, net of a valuation allowance of $397,000 and charge-offs of $2,485,000, at December 31, 2011.

Foreclosed Real Estate
Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. At December 31, 2012, the carrying value of foreclosed real estate with a valuation allowance was $2,779,000 ($6,491,000 less a $3,712,000 allowance). At December 31, 2011, the carrying value of foreclosed real estate with a valuation allowance was $14,093,000 ($16,488,000 less a $2,395,000 allowance).

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
December 31, 2012
Impaired loans	$4,493	$0	$0	$4,493
Foreclosed real estate	2,779	0	0	2,779

December 31, 2011
Impaired loans	$4,222	$0	$0	$4,222
Foreclosed real estate	14,093	0	0	14,093

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
December 31, 2012
Impaired loans	$4,493	Appraisal (1)	Appraisal adjustments (2)	20% - 30%
Foreclosed real estate	2,779	Appraisal (1), (3)

(1)	Fair value is generally determined through independent appraisals, which generally include various level 3 inputs that are not identifiable.
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

Disclosures about Fair Value of Financial Instruments

The following presents the carrying amount and estimated fair value of the Corporation’s financial instruments as of December 31, 2012 and 2011 and placement in the fair value hierarchy at December 31, 2012.

Cash and cash equivalents
The carrying amount is a reasonable estimate of fair value.

Securities available for sale
The fair value of securities available for sale is determined in accordance with the methods described under FASB ASC Topic 820 as described above.

Restricted investment in bank stocks
The carrying amount of restricted investment in bank stocks is a reasonable estimate of fair value. The Company is required to maintain minimum investment balances in these stocks, which are not actively traded and therefore have no readily determinable market value.

Loans held for sale
The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.

Loans, net
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

Interest receivable
The carrying value of interest receivable is a reasonable estimate of fair value.

Deposits
The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair values of time deposits are estimated using a discounted cash flow analyses. The discount rates used are based on rates currently offered for deposits with similar remaining maturities. The fair values of variable rate time deposits that reprice frequently are based on carrying value. The fair values of time deposit liabilities do not take into consideration the value of the Company’s long-term relationships with depositors, which may have significant value.

Short-term borrowings
For theses short-term instruments, the carrying amount is a reasonable estimate of fair value.

Long-term debt
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

Interest payable
The carrying value of interest payable is a reasonable estimate of fair value.

Off-balance sheet instruments
Off-balance sheet instruments consist of lending commitments and letters of credit are based on fees currently charged in the market to enter into similar arrangements, taking into account the remaining terms of the agreements and counterparties’ credit standing. These amounts were not considered material.

			Fair Value Estimates
(dollars in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
December 31, 2012
Financial assets
Cash and cash equivalents	$34,866	$34,866	$34,866	$0	$0
Securities available-for-sale	234,062	234,062	5,032	229,030	0
Restricted investment in bank stocks	2,863	2,863	0	2,863	0
Loans held for sale	3,091	3,151	0	3,151	0
Loans, net	727,832	753,299	0	0	753,299
Interest receivable	3,579	3,579	0	3,579	0

Financial liabilities
Deposits	$901,307	$907,439	$0	$907,439	$0
Short-term borrowings	19,356	19,356	0	19,356	0
Long-term debt	30,815	26,568	0	21,289	5,279
Interest payable	470	470	0	470	0

Off-balance sheet instruments	0	0	0	0	0

(dollars in thousands)	Carrying Amount	Estimated Fair Value
December 31, 2011
Financial assets
Cash and cash equivalents	$32,195	$32,195
Securities available-for-sale	233,861	233,861
Restricted investment in bank stocks	3,635	3,635
Loans held for sale	2,869	2,926
Loans, net	684,813	694,260
Interest receivable	3,652	3,652

Financial liabilities
Deposits	$854,399	$862,185
Short-term borrowings	10,257	10,257
Long-term debt	46,628	41,529
Interest payable	521	521

Off-balance sheet instruments	0	0

Note 17-Condensed Financial Information-Parent Company Only

Condensed Balance Sheets

	December 31,
(dollars in thousands)	2012	2011
Assets
Cash and due from banks	$312	$70
Investment in bank subsidiary	107,853	100,170
Investment in other subsidiaries	794	1,167
Premises and equipment, net	3,516	3,445
Other assets	465	375
Total assets	$112,940	$105,227

Liabilities
Long-term debt	$10,310	$10,310
Long-term debt with bank subsidiary	1,189	1,317
Other liabilities	110	358
Total liabilities	11,609	11,985

Shareholders’ equity	101,331	93,242
Total liabilities and shareholders’ equity	$112,940	$105,227

Condensed Statements of Income

	Years ended December 31,
(dollars in thousands)	2012	2011	2010
Income
Interest from investment securities	$7	$6	$6
Dividends from bank subsidiary	2,022	2,514	1,398
Total income	2,029	2,520	1,404

Expense
Interest expense on long-term debt	320	313	325
Occupancy of premises, net	133	187	131
Other	293	253	207
Total expense	746	753	663
Income before applicable income tax benefit and undistributed earnings (losses) of subsidiaries	1,283	1,767	741
Applicable income tax benefit	249	253	223
Income before undistributed earnings (losses) of subsidiaries	1,532	2,020	964
Equity in undistributed earnings of bank subsidiary	7,874	4,869	5,308
Equity in undistributed losses of other subsidiaries	(12)	(110)	(64)
Net income	$9,394	$6,779	$6,208
Preferred stock dividends and discount accretion	384	1,460	980
Net income available to common shareholders	$9,010	$5,319	$5,228

Note 17-Condensed Financial Information-Parent Company Only (continued)

Condensed Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2012	2011	2010
Cash flows from operating activities
Net income	$9,394	$6,779	$6,208
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	160	159	159
Equity in undistributed earnings of subsidiaries, net	(7,862)	(4,759)	(5,244)
Other, net	252	175	158
Net cash provided by operating activities	1,944	2,354	1,281

Cash flows from investing activities
Additional investment in bank subsidiary	0	(7,800)	(1,000)
Return of (additional) investment in other subsidiary	360	(700)	1,550
Purchases of premises and equipment	(231)	(70)	(22)
Net cash provided by (used in) investing activities	129	(8,570)	528

Cash flows from financing activities
Repayments of long-term debt	(128)	(119)	(110)
Cash dividends paid to preferred shareholders	(634)	(774)	(825)
Cash dividends paid to common shareholders	(1,690)	(1,454)	(1,022)
Redemption of preferred stock and common stock warrant	0	(17,027)	0
Issuance of preferred stock	0	25,000	0
Issuance of common stock	627	477	272
Cash paid in lieu of fractional shares	(6)	0	0
Net cash (used in) provided by financing activities	(1,831)	6,103	(1,685)
Net increase (decrease) in cash and cash equivalents	242	(113)	124
Cash and cash equivalents at beginning of year	70	183	59
Cash and cash equivalents at end of year	$312	$70	$183

Note 18-Quarterly Results of Operations (Unaudited)

A summary of the quarterly results of operations for the years ended December 31, 2012 and 2011 is shown below.

(dollars in thousands, except per share data)	2012				2011
	Quarter				Quarter
	Fourth	Third	Second	First	Fourth	Third	Second	First

Interest income	$11,819	$11,608	$11,692	$11,393	$11,503	$11,738	$11,263	$10,907
Interest expense	2,519	2,677	2,640	2,691	2,958	3,131	3,127	3,143
Net interest income	9,300	8,931	9,052	8,702	8,545	8,607	8,136	7,764
Provision for loan losses	600	650	250	250	150	3,560	550	675
Noninterest income	1,666	1,620	1,625	1,525	1,565	1,666	1,619	1,606
Gain on sales of loans held for sale	494	293	281	259	355	126	120	176
Noninterest expense	7,512	8,194	6,952	7,270	6,792	6,317	6,932	7,038
Income before taxes and securities gain (loss)	3,348	2,000	3,756	2,966	3,523	522	2,393	1,833
Gain (loss) on sales of securities	(4)	382	0	49	150	0	0	(25)
Income before income taxes	3,344	2,382	3,756	3,015	3,673	522	2,393	1,808
Provision (benefit) for income taxes	890	511	977	725	938	(139)	521	297
Net income	2,454	1,871	2,779	2,290	2,735	661	1,872	1,511
Preferred stock dividends and discount accretion	63	62	71	188	312	657	246	245
Net income available to common shareholders	$2,391	$1,809	$2,708	$2,102	$2,423	$4	$1,626	$1,266

Net income per common share, basic (1)	$0.53	$0.41	$0.61	$0.48	$0.55	$0.00	$0.37	$0.29
Net income per common share, diluted (1)	$0.53	$0.40	$0.60	$0.47	$0.55	$0.00	$0.37	$0.29

(1) adjusted for the 5% common stock dividend distributed on December 11, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
of Codorus Valley Bancorp, Inc
York, Pennsylvania

We have audited the accompanying consolidated balance sheets of Codorus Valley Bancorp, Inc and subsidiaries (the “Corporation”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Codorus Valley Bancorp, Inc. and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ParenteBeard LLC

Harrisburg, Pennsylvania
March 28, 2013

Item 9: Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A: Controls and procedures

The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act performed as of December 31, 2012, the Chief Executive and Chief Financial Officers of the Corporation concluded that the Corporation’s disclosure controls and procedures were adequate. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. A Report of Management’s Assessment of Internal Control Over Financial Reporting is located on page 42 of this Annual Report.

The Chief Executive and Chief Financial Officers are not aware of any changes in internal controls over financial reporting or in other factors that has materially affected these controls subsequent to December 31, 2012, the date of their evaluation.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted, which among other things, exempted non-accelerated SEC filers such as the Corporation, i.e., companies with a public float below $75 million, from the requirement of the Sarbanes-Oxley Act’s section 404(b) external auditors’ attestation of internal controls over financial reporting.

For 2012, PeoplesBank became subject to FDIC regulation 363.3(b), which requires depository institutions with total assets of $1 billion or more to engage an independent public accountant to examine, attest to, and report on the assertion of management concerning the institution’s internal control structure and procedures for financial reporting. The FDIC’s independent attestation requirement is essentially equivalent to the SEC’s independent attestation requirement under section 404(b) of the Sarbanes-Oxley Act.

Item 9B: Other information

None.

PART III

Item 10: Directors, executive officers and corporate governance

Information appearing in the Proxy Statement relating to the 2013 Annual Meeting of Shareholders to be held May 21, 2013 (Proxy Statement), under the heading, “Proposal 1-Election of Directors: and the caption “Information about Nominees and Continuing Directors,” under the heading “Security Ownership of Directors, Nominees, Executive Officers and Certain Beneficial Owners” and the caption “Executive Officers,” and under the heading “Governance of the Corporation” is incorporated by reference in response to this item.

The Corporation has adopted a Code of Business Conduct and Ethics (Code of Ethics) as defined in Item 406 of Regulation S-K. The Code of Ethics was filed as Exhibit 14 to a Form 10-Q, filed with the SEC on November 13, 2012, and is incorporated by reference in response to this item. The Code of Ethics is also accessible on PeoplesBank’s website at www.peoplesbanknet.com, select Investor Relations, then select Corporate Information and then select Governance Documents.

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

Item 12: Security ownership of certain beneficial owners and management and related shareholder matters

Information appearing on page 12 of this report under the caption “Securities Authorized for Issuance under Equity Compensation Plans” and in the Proxy Statement, under the caption “Security Ownership of Directors, Nominees, Executive Officers, and Certain Beneficial Owners” is incorporated by reference in response to this item.

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

The following consolidated statements of Codorus Valley Bancorp, Inc. are incorporated by reference to Part II, Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Cash Flows
Consolidated Statements of Changes in Shareholders’ Equity
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

Codorus Valley Bancorp, Inc. (Registrant)

/s/ Larry J. Miller
Larry J. Miller, Vice-Chairman,	Date: March 26, 2013
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity

/s/ Rodney L. Krebs	Chairman of the Board of	3/26/13
Rodney L. Krebs	Directors and Director

/s/ Larry J. Miller	President, Chief Executive Officer,	3/26/13
Larry J. Miller	Vice-Chairman of the Board of
(Principal Executive Officer)	Directors and Director

/s/ D. Reed Anderson	Director	3/26/13
D. Reed Anderson, Esq.

/s/ Cynthia A. Dotzel	Director	3/26/13
Cynthia A. Dotzel, CPA

/s/ Jeffrey R. Hines	Director	3/26/13
Jeffrey R Hines, P.E.

/s/ MacGregor S. Jones	Director	3/26/13
MacGregor S. Jones

/s/ Dallas L. Smith	Director	3/26/13
Dallas L. Smith

/s/ Harry R. Swift	Secretary and General Counsel,	3/26/13
Harry R. Swift, Esq.	Director

/s/ Michael L. Waugh	Director	3/26/13
Hon. Michael L. Waugh

/s/ Jann A. Weaver	Treasurer and Assistant Secretary	3/26/13
Jann A. Weaver
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2012, filed with the Commission on November 13, 2012)

3.2	Amended By-laws (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 17, 2012)

3.3	Certificate of Designations for the Series A Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 15, 2009)

3.4

Certificate of Designation of Senior Non-Cumulative Perpetual Preferred Stock, Series B (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 24, 2011)

4

Rights Agreement dated as of November 4, 2005 (Incorporated by reference to Exhibit 4 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with the Commission on November 15, 2010), as amended January 9, 2009 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with the Commission on November 15, 2010), as further amended August 18, 2011 (Incorporated by reference to exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 24, 2011)

4.1

Small Business Lending Fund- Securities Purchase Agreement, dated August 18, 2011, between Codorus Valley Bancorp, Inc. and the Secretary of the Treasury, with respect to the issuance and sale of the SBLF Preferred Stock (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 24, 2011)

10.1

Employment Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry J. Miller, dated December 27, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with the Commission on November 15, 2010), as amended August 9, 2011 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 11, 2011) *

10.2

Change of Control Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Jann A. Weaver, dated December 27, 2005. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with the Commission on November 15, 2010) *

10.3	2000 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-40532 on Form S-8, filed with the Commission on June 30, 2000) *

10.4	2001 Employee Stock Bonus Plan (Incorporated by reference to Exhibit 99.1 of Registration Statement No. 333-68410 on Form S-8, filed with the Commission on August 27, 2001) *

10.5	Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 of Registration Statement No. 333-179179 on Form S-3D, filed with the Commission on January 26, 2012)

10.6

Form of Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller, Harry R. Swift and Jann Allen Weaver, dated October 1, 1998. (Incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for December 31, 2009 filed with the Commission on March 24, 2010) *

10.7

Form of Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller, Harry R. Swift and Jann Allen Weaver, dated December 27, 2005. (Incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for December 31, 2009 filed with the Commission on March 24, 2010) *

10.8

Form of Second Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller, Harry R. Swift and Jann Allen Weaver, dated December 23, 2008. (Incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for December 31, 2009 filed with the Commission on March 24, 2010) *

10.9

Form of Group Term Replacement Plan, dated January 1, 2009 pertaining to senior officers of the Corporation’s subsidiary, PeoplesBank, A Codorus Valley Company. (Incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for December 31, 2009 filed with the Commission on March 24, 2010) *

10.10

Form of Director Group Term Replacement Plan, dated December 1, 1998, including Split Dollar Policy Endorsements pertaining to non-employee directors of the Corporation’s subsidiary, PeoplesBank, A Codorus Valley Company. (Incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K for December 31, 2009 filed with the Commission on March 24, 2010) *

10.11

Long Term Nursing Care Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry J. Miller, dated December 27, 2005. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with the Commission on November 15, 2010) *

10.12

Codorus Valley Bancorp, Inc. Change in Control and Supplemental Benefit Trust Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Hershey Trust Company, dated January 25, 2006. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with the Commission on November 15, 2010) and Resignation and Appointment of Trustee. (Incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for December 31, 2011 filed with the Commission on March 27, 2012)

10.13

Amended and Restated Declaration of Trust of CVB Statutory Trust No. 2, dated as of June 28, 2006, among Codorus Valley Bancorp, Inc., as sponsor, the Delaware and institutional trustee named therein, and the administrators named therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.14

Indenture, dated as of June 28, 2006, between Codorus Valley Bancorp, Inc., as issuer, and the trustee named therein, relating to the Junior Subordinated Debt Securities due 2036. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.15

Guarantee Agreement, dated as of June 28, 2006, between Codorus Valley Bancorp, Inc. and guarantee trustee named therein. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.16	2007 Long-Term Incentive Plan of Codorus Valley Bancorp, Inc. (Incorporated by reference to Exhibit A of the Registrant’s definitive proxy statement, dated April 6, 2012) *

10.17	2007 Employee Stock Purchase Plan (Incorporated by reference to Exhibit B of the Registrant’s definitive proxy statement, dated April 6, 2012) *

10.18	Executive Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 21, 2012) *

10.19

Employment Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Michael F. Allen, dated July 23, 2012. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A, filed with the Commission on March 19, 2013)*

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2012 filed with the Commission on November 13, 2012)

21	List of subsidiaries of the Codorus Valley Bancorp, Inc.

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial statements from the Quarterly Report on Form 10-Q of Codorus Valley Bancorp, Inc. for the year ended December 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholder’s Equity, and (vi) the Notes to Consolidated Financial Statements – filed herewith. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

* Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.