Form 10-Q
period 2013-03-31
CODORUS VALLEY BANCORP INC
filed 2013-05-13
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
or
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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On May 1, 2013, 4,501,627 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.
Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.
Consolidated Balance Sheets
Unaudited

(dollars in thousands, except share and per share data)	March 31, 2013	December 31, 2012
Assets
Interest bearing deposits with banks	$26,340	$34,866
Cash and due from banks	10,586	14,891
Total cash and cash equivalents	36,926	49,757
Securities, available-for-sale	221,777	234,062
Restricted investment in bank stocks, at cost	3,084	2,863
Loans held for sale	2,622	3,091
Loans (net of deferred fees of $1,407 - 2013 and $1,186 - 2012)	759,614	737,134
Less-allowance for loan losses	(9,486)	(9,302)
Net loans	750,128	727,832
Premises and equipment, net	12,746	11,493
Other assets	36,100	30,639
Total assets	$1,063,383	$1,059,737

Liabilities
Deposits
Noninterest bearing	$88,137	$88,476
Interest bearing	805,045	812,831
Total deposits	893,182	901,307
Short-term borrowings	19,243	19,356
Long-term debt	40,650	30,815
Other liabilities	7,123	6,928
Total liabilities	960,198	958,406

Shareholders’ equity
Preferred stock, par value $2.50 per share; $1,000 liquidation preference, 1,000,000 shares authorized; 25,000 Series B shares issued and outstanding - 2013 and 2012	25,000	25,000
Common stock, par value $2.50 per share; 15,000,000 shares authorized; shares issued and outstanding: 4,487,856 at March 31, 2013 and 4,482,319 at December 31, 2012	11,220	11,206
Additional paid-in capital	40,681	40,524
Retained earnings	20,973	18,868
Accumulated other comprehensive income	5,311	5,733
Total shareholders’ equity	103,185	101,331
Total liabilities and shareholders’ equity	$1,063,383	$1,059,737

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Income
Unaudited

	Three months ended March 31,
(dollars in thousands, except per share data)	2013	2012
Interest income
Loans, including fees	$10,068	$9,870
Investment securities:
Taxable	645	907
Tax-exempt	628	597
Dividends	6	4
Other	14	15
Total interest income	11,361	11,393

Interest expense
Deposits	2,009	2,456
Federal funds purchased and other short-term borrowings	28	24
Long-term debt	172	211
Total interest expense	2,209	2,691
Net interest income	9,152	8,702
Provision for loan losses	260	250
Net interest income after provision for loan losses	8,892	8,452

Noninterest income
Trust and investment services fees	473	408
Income from mutual fund, annuity and insurance sales	249	188
Service charges on deposit accounts	634	611
Income from bank owned life insurance	166	156
Other income	166	162
Net gain on sales of loans held for sale	319	259
Net gain on sales of securities	0	49
Total noninterest income	2,007	1,833

Noninterest expense
Personnel	4,180	3,678
Occupancy of premises, net	511	508
Furniture and equipment	516	463
Postage, stationery and supplies	150	134
Professional and legal	137	159
Marketing and advertising	146	210
FDIC insurance	171	219
Debit card processing	178	177
Charitable donations	475	447
Telephone	134	132
External data processing	147	128
Foreclosed real estate including (gains) losses on sales	63	593
Impaired loan carrying costs	79	45
Other	366	377
Total noninterest expense	7,253	7,270
Income before income taxes	3,646	3,015
Provision for income taxes	984	725
Net income	2,662	2,290
Preferred stock dividends	63	188
Net income available to common shareholders	$2,599	$2,102
Net income per common share, basic	$0.58	$0.48
Net income per common share, diluted	$0.57	$0.47

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Comprehensive Income
Unaudited

	Three months ended March 31,
(dollars in thousands)	2013	2012
Net income	$2,662	$2,290
Other comprehensive (loss) income:
Securities available for sale:
Net unrealized holding (losses) gains arising during the period (net of tax (benefit) expense of $(217) and $61, respectively)	(422)	117
Reclassification adjustment for (gains) included in net income (net of tax expense of $0 and $17, respectively)	0	(32)
Net unrealized (losses) gains	(422)	85
Comprehensive income	$2,240	$2,375

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Cash Flows
Unaudited

	Three months ended March 31,
(dollars in thousands)	2013	2012
Cash flows from operating activities
Net income	$2,662	$2,290
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	359	331
Net amortization of premiums on securities	380	337
Amortization of deferred loan origination fees and costs	(131)	(54)
Amortization of intangible assets	0	7
Provision for loan losses	260	250
Provision for losses on foreclosed real estate	0	707
Amortization of investment in real estate partnership	85	86
Increase in cash surrender value and death benefit on bank owned life insurance	(166)	(156)
Originations of loans held for sale	(19,172)	(16,520)
Proceeds from sales of loans held for sale	19,960	14,841
Net gain on sales of loans held for sale	(319)	(259)
Gain on disposal of premises and equipment	0	(8)
Net gain on sales of securities available-for-sale	0	(49)
Net (gain) loss on sales of foreclosed real estate	(14)	1
Stock-based compensation	78	116
Decrease in accrued interest receivable	58	282
Increase in other assets	(117)	(531)
Decrease in accrued interest payable	(41)	(30)
Increase (decrease) in other liabilities	239	(681)
Net cash provided by operating activities	4,121	960

Cash flows from investing activities
Purchases of securities, available-for-sale	(838)	(14,012)
Maturities, repayments and calls of securities, available-for-sale	12,104	7,472
Sales of securities, available-for-sale	0	8,047
(Purchase) redemption of restricted investment in bank stock	(221)	178
Net increase in loans made to customers	(22,425)	(9,953)
Purchases of premises and equipment	(1,612)	(260)
Investment in bank owned life insurance	(5,300)	(230)
Investment in foreclosed real estate	0	(17)
Proceeds from sales of foreclosed real estate	207	1,875
Net cash used in investing activities	(18,085)	(6,900)

Cash flows from financing activities
Net (decrease) increase in demand and savings deposits	(2,030)	20,336
Net decrease in time deposits	(6,095)	(137)
Net (decrease) increase in short-term borrowings	(113)	3,499
Proceeds from issuance of long-term debt	10,000	0
Repayment of long-term debt	(165)	(10,260)
Cash dividends paid to preferred shareholders	(63)	(313)
Cash dividends paid to common shareholders	(494)	(378)
Issuance of common stock	93	101
Net cash provided by financing activities	1,133	12,848
Net (decrease) increase in cash and cash equivalents	(12,831)	6,908
Cash and cash equivalents at beginning of year	49,757	32,195
Cash and cash equivalents at end of period	$36,926	$39,103

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
Unaudited

(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2013	$25,000	$11,206	$40,524	$18,868	$5,733	$101,331
Net income				2,662		2,662
Other comprehensive loss, net of tax					(422)	(422)
Common stock cash dividends ($0.11 per share)				(494)		(494)
Preferred stock cash dividends				(63)		(63)
Stock-based compensation			78			78
Issuance of common stock:
5,537 shares under the dividend reinvestment and stock purchase plan		14	79			93

Balance, March 31, 2013	$25,000	$11,220	$40,681	$20,973	$5,311	$103,185

Balance, January 1, 2012	$25,000	$10,507	$37,253	$14,558	$5,924	$93,242
Net income				2,290		2,290
Other comprehensive income, net of tax					85	85
Common stock cash dividends ($0.086 per share, adjusted)				(378)		(378)
Preferred stock cash dividends				(188)		(188)
Stock-based compensation			116			116
Issuance of common stock:
6,614 shares under the dividend reinvestment and stock purchase plan		16	52			68
3,466 shares under the stock option plan		9	24			33

Balance, March 31, 2012	$25,000	$10,532	$37,445	$16,282	$6,009	$95,268

See accompanying notes.

Notes to Consolidated Financial Statements (Unaudited)

Note 1—Basis of Presentation

The accompanying consolidated balance sheet at December 31, 2012 has been derived from audited financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and FASB Accounting Standards Codification (ASC) 270. Accordingly, the interim financial statements do not include all of the financial information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim consolidated financial statements include all adjustments necessary to present fairly the financial condition and results of operations for the reported periods, and all such adjustments are of a normal and recurring nature.

These consolidated statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of March 31, 2013 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

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

Banking regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to the Corporation. Based on a comprehensive analysis of the loan portfolio, the Corporation believes that the level of the allowance for loan losses at March 31, 2013 is adequate.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At March 31, 2013, foreclosed real estate, net of allowance, was $3,440,000, compared to $3,633,000 for December 31, 2012.

Per Common Share Computations

All per share computations include the effect of stock dividends distributed. The computation of net income per common share is provided in the table below.

	Three months ended March 31,
(in thousands, except per share data)	2013	2012
Net income available to common shareholders	$2,599	$2,102

Weighted average shares outstanding (basic)	4,485	4,417
Effect of dilutive stock options	83	26
Weighted average shares outstanding (diluted)	4,568	4,443

Basic earnings per common share	$0.58	$0.48
Diluted earnings per common share	$0.57	$0.47

Anti-dilutive stock options and common stock warrants	28	87

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

Supplemental cash flow information is provided in the table below.

	Three months ended
	March 31,
(dollars in thousands)	2013	2012

Cash paid during the period for:
Income taxes	$65	$201
Interest	$2,250	$2,721
Noncash investing activities:
Increase in other liabilities for purchase of securities settling after quarter-end	$0	$3,100

Reclassification

Certain amounts in the 2012 consolidated financial statements have been reclassified to conform to the 2013 presentation, which did not impact net income or shareholders’ equity.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”. The ASU amends Topic 210 by requiring additional improved information to be disclosed regarding financial instruments and derivative instruments that are offset in accordance with the conditions under ASC 210-20-45 or ASC 810-10-45 or subject to an enforceable master netting arrangement or similar agreement. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The disclosures required by the amendments were applied retrospectively for all comparative periods presented (See Note 14). The Corporation adopted this Update during the period ending March 31, 2013 and it did not have a material impact on the Corporation’s consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. The ASU amends Update 2011-11 to clarify that the scope applies to derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to master netting or similar arrangements. Other types of financial assets and liabilities subject to master netting or similar arrangements are not subject to the disclosure requirements in Update 2011-11. The amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods (See Note 14). The Corporation adopted this Update during the period ending March 31, 2013 and it did not have a material impact on the Corporation’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The objective of this ASU is to improve the reporting of reclassifications out of accumulated other comprehensive income. This ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income, by component, on the respective line items in the income statement if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. Reclassifications that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period are required to be cross-referenced to other U.S. GAAP disclosures that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income. The provisions of this ASU are effective for public entities prospectively for reporting periods beginning after December 15, 2012. The Corporation adopted this Update during the period ending March 31, 2013 and it had no impact on the Corporation’s consolidated financial statements.

On July 13, 2012, the SEC published their final report on International Financial Reporting Standards (IFRS), which included an analysis of the issues related to possible incorporation of IFRS into the U.S. financial reporting regime. The SEC report was designed to inform the SEC commissioners for when they would come to decide whether, and if so, how, IFRS should be applied to the U.S. The next step for the SEC is to develop a recommendation on IFRS, but no timetable has been disclosed for completing this work. The Corporation will continue to monitor the development of the potential implementation of IFRS.

Note 3-Securities

A summary of securities available-for-sale at March 31, 2013 and December 31, 2012 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof. Also included in the portfolio are investments in the obligations of states and municipalities. With the exception of an approximately $14 million portfolio (fair value) of Texas municipal utility district bonds, which has its own criteria for investment (e.g., maximum debt to assessed valuation, minimum assessed valuation and district size, proximity to employment, etc.), the remaining municipal bonds were all rated A or above by a national rating service at March 31, 2013. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At March 31, 2013, the fair value of the municipal bond portfolio was concentrated in the states of Pennsylvania at 42 percent and Texas at 17 percent.

(dollars in thousands)	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses

March 31, 2013
Debt securities:
U.S. Treasury notes	$3,501	$22	$0	$3,523
U.S. agency	34,953	1,037	(17)	35,973
U.S. agency mortgage-backed, residential	76,959	3,116	(3)	80,072
State and municipal	98,316	3,908	(15)	102,209
Total debt securities	$213,729	$8,083	$(35)	$221,777

December 31, 2012
Debt securities:
U.S. Treasury notes	$5,001	$31	$0	$5,032
U.S. agency	37,000	1,083	(25)	38,058
U.S. agency mortgage-backed, residential	84,630	3,603	0	88,233
State and municipal	98,744	4,053	(58)	102,739
Total debt securities	$225,375	$8,770	$(83)	$234,062

The amortized cost and estimated fair value of debt securities at March 31, 2013 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$15,624	$15,761
Due after one year through five years	173,079	179,649
Due after five years through ten years	21,205	22,322
Due after ten years	3,821	4,045
Total debt securities	$213,729	$221,777

Gross realized gains and losses on sales of securities available-for-sale are shown below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Three months ended March 31,
(dollars in thousands)	2013	2012

Realized gains	$0	$50
Realized losses	0	(1)
Net gains	$0	$49

Securities, issued by agencies of the federal government, with a carrying value of $140,942,000 and $135,348,000 on March 31, 2013 and December 31, 2012, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2013
Debt securities:
U.S. agency	$8,243	$(17)	$0	$0	$8,243	$(17)
U.S. agency mortgage-backed, residential	1,617	(3)	0	0	1,617	(3)
State and municipal	6,637	(15)	0	0	6,637	(15)
Total temporarily impaired debt securities, available for sale	$16,497	$(35)	$0	$0	$16,497	$(35)

December 31, 2012
Debt securities:
U.S. agency	$8,251	$(25)	$0	$0	$8,251	$(25)
State and municipal	11,565	(58)	0	0	11,565	(58)
Total temporarily impaired debt securities, available for sale	$19,816	$(83)	$0	$0	$19,816	$(83)

The unrealized losses of $35,000 at March 31, 2013 within the less than 12 months category were attributable to three U.S. agency securities, one U.S. agency mortgage-backed security, and fifteen state and municipal securities, all rated A or above by a national rating service.

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

The Corporation believes that unrealized losses at March 31, 2013 were primarily the result of changes in market interest rates and that it has the ability to hold these investments for a time necessary to recover the amortized cost. Through March 31, 2013 the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

Note 4—Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of March 31, 2013 and December 31, 2012, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (FHLBP) and, to a lesser degree, Atlantic Central Bankers Bank (ACBB). Under the FHLBP’s Capital Plan, PeoplesBank is required to maintain a minimum member stock investment, both as a condition of becoming and remaining a member and as a condition of obtaining borrowings from the FHLBP. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the periods ended March 31, 2013 and 2012 but reported that future dividends will be dependent upon the condition of its private-label residential mortgage-backed securities portfolio, its overall financial performance, retained earnings and other factors. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended March 31, 2013 and 2012.

Note 5—Loans

The table below provides the composition of the loan portfolio at March 31, 2013 and December 31, 2012. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance. Those industries representing the largest dollar investment and most risk are listed separately. The other commercial loans category is comprised of a multitude of industries, including health services, professional services, public administration, restaurant, service, transportation, finance, natural resources, recreation and religious organizations. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

(dollars in thousands)	March 31, 2013	December 31, 2012
Builder & developer	$97,195	$96,936
Commercial real estate investor	124,917	122,714
Residential real estate investor	66,725	66,419
Hotel/Motel	68,903	64,948
Wholesale & retail	69,905	70,443
Manufacturing	37,923	40,258
Agriculture	27,935	20,928
Other	133,946	124,834
Total commercial related loans	627,449	607,480
Residential mortgages	23,538	23,511
Home equity	68,864	65,858
Other	39,763	40,285
Total consumer related loans	132,165	129,654
Total loans	$759,614	$737,134

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

The table below presents a summary of loan risk ratings by loan class at March 31, 2013 and December 31, 2012.

(dollars in thousands)	Pass	Special Mention	Substandard	Nonaccrual	Total
March 31, 2013
Builder & developer	$84,364	$4,629	$7,817	$385	$97,195
Commercial real estate investor	115,368	3,837	2,295	3,417	124,917
Residential real estate investor	63,740	171	85	2,729	66,725
Hotel/Motel	68,903	0	0	0	68,903
Wholesale & retail	65,909	1,348	0	2,648	69,905
Manufacturing	37,235	0	688	0	37,923
Agriculture	27,466	0	469	0	27,935
Other	130,205	1,026	346	2,369	133,946
Total commercial related loans	593,190	11,011	11,700	11,548	627,449
Residential mortgage	23,450	5	31	52	23,538
Home equity	68,468	117	188	91	68,864
Other	38,884	261	145	473	39,763
Total consumer related loans	130,802	383	364	616	132,165
Total loans	$723,992	$11,394	$12,064	$12,164	$759,614

December 31, 2012
Builder & developer	$79,101	$6,567	$11,013	$255	$96,936
Commercial real estate investor	107,415	9,563	2,459	3,277	122,714
Residential real estate investor	62,327	1,361	2,044	687	66,419
Hotel/Motel	64,948	0	0	0	64,948
Wholesale & retail	66,155	1,521	983	1,784	70,443
Manufacturing	39,559	0	699	0	40,258
Agriculture	20,457	0	471	0	20,928
Other	121,223	1,156	612	1,843	124,834
Total commercial related loans	561,185	20,168	18,281	7,846	607,480
Residential mortgage	23,421	5	32	53	23,511
Home equity	65,406	112	188	152	65,858
Other	39,318	325	351	291	40,285
Total consumer related loans	128,145	442	571	496	129,654
Total loans	$689,330	$20,610	$18,852	$8,342	$737,134

The table below presents a summary of impaired loans at March 31, 2013 and December 31, 2012. Generally, impaired loans are loans risk rated substandard and nonaccrual or classified as troubled debt restructurings. An allowance is established for individual commercial related loans where the Corporation has doubt as to full recovery of the outstanding principal balance. Typically, impaired consumer related loans are partially or fully charged-off obviating the need for a specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for charge-offs.

	March 31, 2013			December 31, 2012
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance:
Builder & developer	$9,254	$9,254	—	$12,211	$12,211	—
Commercial real estate investor	5,712	5,812	—	5,736	5,836	—
Residential real estate investor	157	157	—	72	72	—
Hotel/Motel	0	0	—	0	0	—
Wholesale & retail	2,928	5,203	—	3,048	5,323	—
Manufacturing	688	688	—	699	699	—
Agriculture	0	0	—	0	0	—
Other commercial	1,745	1,873	—	1,483	1,611	—
Residential mortgage	83	109	—	85	111	—
Home equity	279	279	—	340	340	—
Other consumer	618	676	—	642	718	—
Total impaired loans with no related allowance	$21,464	$24,051	—	$24,316	$26,921	—

Impaired loans with a related allowance:
Builder & developer	$132	$132	$62	$256	$256	$147
Commercial real estate investor	0	0	0	0	0	0
Residential real estate investor	2,657	2,657	700	2,659	2,659	700
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	0	0	0	0	0	0
Manufacturing	0	0	0	0	0	0
Agriculture	469	469	100	471	471	100
Other commercial	969	969	170	972	972	215
Residential mortgage	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total impaired loans with a related allowance	$4,227	$4,227	$1,032	$4,358	$4,358	$1,162

Total impaired loans:
Builder & developer	$9,386	$9,386	$62	$12,467	$12,467	$147
Commercial real estate investor	5,712	5,812	0	5,736	5,836	0
Residential real estate investor	2,814	2,814	700	2,731	2,731	700
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	2,928	5,203	0	3,048	5,323	0
Manufacturing	688	688	0	699	699	0
Agriculture	469	469	100	471	471	100
Other commercial	2,714	2,842	170	2,455	2,583	215
Residential mortgage	83	109	0	85	111	0
Home equity	279	279	0	340	340	0
Other consumer	618	676	0	642	718	0
Total impaired loans	$25,691	$28,278	$1,032	$28,674	$31,279	$1,162

The tables below present a summary of average impaired loans and related interest income that was included in net income for the three months ended March 31, 2013 and 2012.

	For the three months ended
	March 31, 2013			March 31, 2012
(dollars in thousands)	Average Recorded Investment	Total Interest Income	Cash Basis Interest Income	Average Recorded Investment	Total Interest Income	Cash Basis Interest Income
Impaired loans with no related allowance:
Builder & developer	$10,732	$130	$2	$5,245	$116	$42
Commercial real estate investor	5,724	67	36	4,260	69	34
Residential real estate investor	115	2	1	463	1	1
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	2,988	(23)	1	2,955	(3)	1
Manufacturing	693	10	0	713	10	0
Agriculture	0	0	0	0	0	0
Other commercial	1,614	(2)	1	5,373	(23)	23
Residential mortgage	84	2	1	203	3	2
Home equity	310	3	1	246	2	1
Other consumer	630	6	6	295	3	3
Total impaired loans with no related allowance	$22,890	$195	$49	$19,753	$178	$107

Impaired loans with a related allowance:
Builder & developer	$194	$0	$0	$264	0	0
Commercial real estate investor	0	0	0	113	1	0
Residential real estate investor	2,658	(9)	0	89	0	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	0	0	0	0	0	0
Manufacturing	0	0	0	0	0	0
Agriculture	470	8	0	488	9	0
Other commercial	971	1	0	925	(1)	0
Residential mortgage	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total impaired loans with a related allowance	$4,293	$0	$0	$1,879	$9	$0

Total impaired loans:
Builder & developer	$10,926	$130	$2	$5,509	$116	$42
Commercial real estate investor	5,724	67	36	4,373	70	34
Residential real estate investor	2,773	(7)	1	552	1	1
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	2,988	(23)	1	2,955	(3)	1
Manufacturing	693	10	0	713	10	0
Agriculture	470	8	0	488	9	0
Other commercial	2,585	(1)	1	6,298	(24)	23
Residential mortgage	84	2	1	203	3	2
Home equity	310	3	1	246	2	1
Other consumer	630	6	6	295	3	3
Total impaired loans	$27,183	$195	$49	$21,632	$187	$107

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule which shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at March 31, 2013 and December 31, 2012.

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	> 90 Days Past Due and Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total Loans
March 31, 2013
Builder & developer	$0	$0	$0	$385	$385	$96,810	$97,195
Commercial real estate investor	0	0	0	3,417	3,417	121,500	124,917
Residential real estate investor	0	268	0	2,729	2,997	63,728	66,725
Hotel/Motel	0	0	0	0	0	68,903	68,903
Wholesale & retail	0	0	0	2,648	2,648	67,257	69,905
Manufacturing	0	0	0	0	0	37,923	37,923
Agriculture	375	0	0	0	375	27,560	27,935
Other	0	0	0	2,369	2,369	131,577	133,946
Total commercial related loans	375	268	0	11,548	12,191	615,258	627,449
Residential mortgage	397	0	0	52	449	23,089	23,538
Home equity	0	0	0	91	91	68,773	68,864
Other	553	27	0	473	1,053	38,710	39,763
Total consumer related loans	950	27	0	616	1,593	130,572	132,165
Total loans	$1,325	$295	$0	$12,164	$13,784	$745,830	$759,614

December 31, 2012
Builder & developer	$400	$0	$0	$255	$655	$96,281	$96,936
Commercial real estate investor	0	0	0	3,277	3,277	119,437	122,714
Residential real estate investor	2,044	0	0	687	2,731	63,688	66,419
Hotel/Motel	0	0	0	0	0	64,948	64,948
Wholesale & retail	1,067	0	0	1,784	2,851	67,592	70,443
Manufacturing	0	0	0	0	0	40,258	40,258
Agriculture	0	0	0	0	0	20,928	20,928
Other	456	0	0	1,843	2,299	122,535	124,834
Total commercial related loans	3,967	0	0	7,846	11,813	595,667	607,480
Residential mortgage	474	129	0	53	656	22,855	23,511
Home equity	62	0	0	152	214	65,644	65,858
Other	842	195	186	291	1,514	38,771	40,285
Total consumer related loans	1,378	324	186	496	2,384	127,270	129,654
Total loans	$5,345	$324	$186	$8,342	$14,197	$722,937	$737,134

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

The table below shows loans whose terms have been modified under TDRs during the three months ended March 31, 2013 and 2012. There was no impairment loss recognized on any of these TDRs, and they are all performing under their modified terms. There were no defaults during the three months ended March 31, 2013 for TDRs entered into for the last 12 months.

	Modifications
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Three months ended:

March 31, 2013
Commercial related loans accruing	1	$208	$208

March 31, 2012
Commercial related loans nonaccrual	1	$286	$286

NOTE 6 – Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the three months ended March 31, 2013 and 2012.

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/ Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:

Balance, January 1, 2013	$1,571	$1,259	$1,195	$485	$1,913	$237	$202	$1,170	$8,032
Charge-offs	0	0	0	0	0	0	0	0	0
Recoveries	0	0	0	0	4	0	0	0	4
Provisions	(37)	27	1	29	(85)	(13)	35	(14)	(57)
Balance, March 31, 2013	$1,534	$1,286	$1,196	$514	$1,832	$224	$237	$1,156	$7,979

Balance, January 1, 2012	$2,170	$2,003	$505	$394	$1,806	$151	$184	$907	$8,120
Charge-offs	0	0	0	0	0	0	0	0	0
Recoveries	0	0	0	0	6	0	0	0	6
Provisions	(191)	10	(5)	49	(96)	0	9	108	(116)
Balance, March 31, 2012	$1,979	$2,013	$500	$443	$1,716	$151	$193	$1,015	$8,010

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated	Total
Allowance for loan losses:

Balance, January 1, 2013	$124	$237	$238	$599	$671	$9,302
Charge-offs	0	(75)	(32)	(107)	0	(107)
Recoveries	0	1	26	27	0	31
Provisions	(76)	152	(35)	41	276	260
Balance, March 31, 2013	$48	$315	$197	$560	$947	$9,486

Balance, January 1, 2012	$88	$86	$171	$345	$237	$8,702
Charge-offs	(39)	0	(51)	(90)	0	(90)
Recoveries	17	0	4	21	0	27
Provisions	51	1	39	91	275	250
Balance, March 31, 2012	$117	$87	$163	$367	$512	$8,889

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment at March 31, 2013 and 2012 and December 31, 2012.

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:

Individually evaluated for impairment	$62	$0	$700	$0	$0	$0	$100	$170	$1,032
Collectively evaluated for impairment	1,472	1,286	496	514	1,832	224	137	986	6,947
Balance, March 31, 2013	$1,534	$1,286	$1,196	$514	$1,832	$224	$237	$1,156	$7,979

Individually evaluated for impairment	$147	$0	$700	$0	$0	$0	$100	$215	$1,162
Collectively evaluated for impairment	1,424	1,259	495	485	1,913	237	102	955	6,870
Balance, December 31, 2012	$1,571	$1,259	$1,195	$485	$1,913	$237	$202	$1,170	$8,032

Individually evaluated for impairment	$147	$100	$30	$0	$0	$0	$100	$210	$587
Collectively evaluated for impairment	1,832	1,913	470	443	1,716	151	93	805	7,423
Balance, March 31, 2012	$1,979	$2,013	$500	$443	$1,716	$151	$193	$1,015	$8,010

Loans:

Individually evaluated for impairment	$9,386	$5,712	$2,814	$0	$2,928	$688	$469	$2,714	$24,711
Collectively evaluated for impairment	87,809	119,205	63,911	68,903	66,977	37,235	27,466	131,232	602,738
Balance, March 31, 2013	$97,195	$124,917	$66,725	$68,903	$69,905	$37,923	$27,935	$133,946	$627,449

Individually evaluated for impairment	$12,467	$5,736	$2,731	$0	$3,048	$699	$471	$2,455	$27,607
Collectively evaluated for impairment	84,469	116,978	63,688	64,948	67,395	39,559	20,457	122,379	579,873
Balance, December 31, 2012	$96,936	$122,714	$66,419	$64,948	$70,443	$40,258	$20,928	$124,834	$607,480

Individually evaluated for impairment	$8,128	$4,782	$552	$0	$2,128	$711	$486	$8,096	$24,883
Collectively evaluated for impairment	91,569	114,679	61,069	59,462	56,385	25,616	18,583	122,333	549,696
Balance, March 31, 2012	$99,697	$119,461	$61,621	$59,462	$58,513	$26,327	$19,069	$130,429	$574,579

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated	Total
Allowance for loan losses:

Individually evaluated for impairment	$0	$0	$0	$0	$0	$1,032
Collectively evaluated for impairment	48	315	197	560	947	8,454
Balance, March 31, 2013	$48	$315	$197	$560	$947	$9,486

Individually evaluated for impairment	$0	$0	$0	$0	$0	$1,162
Collectively evaluated for impairment	124	237	238	599	671	8,140
Balance, December 31, 2012	$124	$237	$238	$599	$671	$9,302

Individually evaluated for impairment	$0	$0	$0	$0	$0	$587
Collectively evaluated for impairment	117	87	163	367	512	8,302
Balance, March 31, 2012	$117	$87	$163	$367	$512	$8,889

Loans:

Individually evaluated for impairment	$83	$279	$618	$980		$25,691
Collectively evaluated for impairment	23,455	68,585	39,145	131,185		733,923
Balance, March 31, 2013	$23,538	$68,864	$39,763	$132,165		$759,614

Individually evaluated for impairment	$85	$340	$642	$1,067		$28,674
Collectively evaluated for impairment	23,426	65,518	39,643	128,587		708,460
Balance, December 31, 2012	$23,511	$65,858	$40,285	$129,654		$737,134

Individually evaluated for impairment	$202	$269	$320	$791		$25,674
Collectively evaluated for impairment	22,448	58,413	47,228	128,089		677,785
Balance, March 31, 2012	$22,650	$58,682	$47,548	$128,880		$703,459

Note 7—Deposits

The composition of deposits as of March 31, 2013 and December 31, 2012 is shown below.

(dollars in thousands)	March 31, 2013	December 31, 2012
Noninterest bearing demand	$88,137	$88,476
NOW	84,161	77,531
Money market	277,804	289,149
Savings	37,395	34,372
Time deposits less than $100,000	233,177	236,683
Time deposits $100,000 or more	172,508	175,096
Total deposits	$893,182	$901,307

Note 8—Long-term Debt

A summary of long-term debt as of March 31, 2013 and December 31, 2012 is shown below.

(dollars in thousands)	March 31, 2013	December 31, 2012
PeoplesBank’s obligations:
FHLBP
Due May 2013, 3.46%, amortizing	$98	$245
Due July 2015, 1.90%	5,000	5,000
Due July 2016, 2.35%	5,000	5,000
Due March 2018, 1.17%	10,000	0
Due June 2018, 1.87%	5,000	5,000
Due June 2019, 2.10%	5,000	5,000
Total FHLBP	30,098	20,245
Capital lease obligation	242	260
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 2.30%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 1.84% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Total long-term debt	$40,650	$30,815

PeoplesBank’s long-term debt obligations to the Federal Home Loan Bank of Pittsburgh (FHLBP) are fixed rate instruments. Under terms of a blanket collateral agreement with the FHLBP, the obligations are secured by FHLBP stock and qualifying loan receivables, principally real estate secured loans.

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

Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to quarter-to-date average assets (leverage ratio). Management believes that Codorus Valley and PeoplesBank were well capitalized on March 31, 2013 based on regulatory capital guidelines.

	Actual		Minimum for Capital Adequacy		Well Capitalized Minimum*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at March 31, 2013
Capital ratios:
Tier 1 risk based	$107,874	13.52%	$31,926	4.00%	n/a	n/a
Total risk based	117,360	14.70	63,852	8.00	n/a	n/a
Leverage	107,874	10.29	41,939	4.00	n/a	n/a
at December 31, 2012
Capital ratios:
Tier 1 risk based	$105,597	13.59%	$31,074	4.00%	n/a	n/a
Total risk based	114,899	14.79	62,147	8.00	n/a	n/a
Leverage	105,597	10.02	42,143	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at March 31, 2013
Capital ratios:
Tier 1 risk based	$104,430	13.13%	$31,811	4.00%	$47,716	6.00%
Total risk based	113,916	14.32	63,621	8.00	79,527	10.00
Leverage	104,430	9.99	41,824	4.00	52,280	5.00
at December 31, 2012
Capital ratios:
Tier 1 risk based	$102,120	13.20%	$30,951	4.00%	$46,427	6.00%
Total risk based	111,422	14.40	61,902	8.00	77,378	10.00
Leverage	102,120	9.72	42,020	4.00	52,526	5.00

* To be well capitalized under prompt corrective action provisions.

Note 10—Shareholders’ Equity

Preferred stock issued under the US Treasury’s Small Business Lending Fund Program

On August 18, 2011, as part of the Treasury Small Business Lending Fund (SBLF) program, the Corporation entered into a Securities Purchase Agreement (SBLF Purchase Agreement) with the United States Department of the Treasury (Treasury) pursuant to which the Corporation sold to the Treasury, for an aggregate purchase price of $25 million, 25,000 shares of senior non-cumulative, perpetual preferred stock, Series B, $1,000 liquidation value, $2.50 par value. Generally, the preferred stock is non-voting and qualifies as Tier 1 regulatory capital. The SBLF agreement imposes limits on the ability of the Corporation to pay dividends and repurchase shares of common stock if it fails to declare and pay quarterly dividends on the SBLF preferred stock. The dividend rate can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF preferred stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank. Based upon the increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period was set at 5 percent. For the second through ninth calendar quarters, the dividend rate may be adjusted between one percent (1%) and five percent (5%) per annum to reflect the amount of change in the Bank’s level of QSBL. The annualized dividend rate was 1 percent for the quarters ended March 31, 2013 and December 31, 2012, and approximately 3 percent for the quarter ended March 31, 2012. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QSBL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%). Additional information about SBLF preferred stock is disclosed in Note 10—Shareholders’ Equity in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Note 12—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $17,467,000 of standby letters of credit outstanding on March 31, 2013, compared to $17,064,000 on December 31, 2012. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of March 31, 2013 and December 31, 2012, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
March 31, 2013
Securities available-for-sale:
U.S. Treasury notes	$3,523	$3,523	$0	$0
U.S. agency	35,973	0	35,973	0
U.S. agency mortgage-backed, residential	80,072	0	80,072	0
State and municipal	102,209	0	102,209	0

December 31, 2012
Securities available-for-sale:
U.S. Treasury notes	$5,032	$5,032	$0	$0
U.S. agency	38,058	0	38,058	0
U.S. agency mortgage-backed, residential	88,233	0	88,233	0
State and municipal	102,739	0	102,739	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans
Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At March 31, 2013, the fair value consists of loan balances of $4,256,000, net of valuation allowances of $1,032,000 and charge-offs of $2,587,000, compared to loan balances of $4,493,000, net of valuation allowances of $1,162,000 and charge-offs of $2,605,000, at December 31, 2012.

Foreclosed Real Estate
Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. At March 31, 2013, the carrying value of foreclosed real estate with valuation allowances was $2,661,000 ($6,372,000 less $3,711,000 of allowances). At December 31, 2012, the carrying value of foreclosed real estate with valuation allowances was $2,779,000 ($6,491,000 less $3,712,000 of allowances).

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
March 31, 2013
Impaired loans	$4,256	$0	$0	$4,256
Foreclosed real estate	2,661	0	0	2,661

December 31, 2012
Impaired loans	$4,493	$0	$0	$4,493
Foreclosed real estate	2,779	0	0	2,779

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range
March 31, 2013
Impaired loans	$4,256	Appraisal (1)	Appraisal adjustments (2)	20% - 30%
Foreclosed real estate	2,661	Appraisal (1), (3)

Decenber 31, 2012
Impaired loans	$4,493	Appraisal (1)	Appraisal adjustments (2)	20% - 30%
Foreclosed real estate	2,779	Appraisal (1), (3)

(1)	Fair value is generally determined through independent appraisals, which generally include various level 3 inputs that are not identifiable.
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

Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of the Corporation’s financial instruments as of March 31, 2013 and December 31, 2012:

Cash and cash equivalents
The carrying amount is a reasonable estimate of fair value.

Securities available for sale
The fair value of securities available for sale is determined in accordance with the methods described under FASB ASC Topic 820 as described above.

Restricted investment in bank stocks
The carrying amount of restricted investment in bank stocks is a reasonable estimate of fair value. The Corporation is required to maintain minimum investment balances in these stocks, which are not actively traded and therefore have no readily determinable market value.

Loans held for sale
The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.

Loans, net
The fair value of non-impaired loans is estimated using discounted cash flow analyses using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans were first segregated by type such as commercial, real estate, and consumer, and were then further segmented into fixed and variable rate. Projected future cash flows are calculated based upon contractual maturity or call dates. Generally, variable rate loans that reprice frequently have no significant change in credit risk; fair value is based on carrying value.

Interest receivable
The carrying value of interest receivable is a reasonable estimate of fair value.

Deposits
The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair values of time deposits are estimated using a discounted cash flow analyses. The discount rates used are based on rates currently offered for deposits with similar remaining maturities. The fair values of variable rate time deposits that reprice frequently are based on carrying value. The fair values of time deposit liabilities do not take into consideration the value of the Corporation’s long-term relationships with depositors, which may have significant value.

Short-term borrowings
For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

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

The following presents the carrying amounts and estimated fair values of the Corporation’s financial instruments as of March 31, 2013 and December 31, 2012.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
March 31, 2013
Financial assets
Cash and cash equivalents	$36,926	$36,926	$36,926	$0	$0
Securities available-for-sale	221,777	221,777	3,523	218,254	0
Restricted investment in bank stocks	3,084	3,084	0	3,084	0
Loans held for sale	2,622	2,675	0	2,675	0
Loans, net	750,128	776,915	0	0	776,915
Interest receivable	3,521	3,521	0	3,521	0

Financial liabilities
Deposits	$893,182	$898,423	$0	$898,423	$0
Short-term borrowings	19,243	19,243	0	19,243	0
Long-term debt	40,650	36,325	0	31,059	5,266
Interest payable	429	429	0	429	0

Off-balance sheet instruments	0	0	0	0	0

December 31, 2012
Financial assets
Cash and cash equivalents	$49,757	$49,757	$49,757	$0	$0
Securities available-for-sale	234,062	234,062	5,032	229,030	0
Restricted investment in bank stocks	2,863	2,863	0	2,863	0
Loans held for sale	3,091	3,151	0	3,151	0
Loans, net	727,832	753,299	0	0	753,299
Interest receivable	3,579	3,579	0	3,579	0

Financial liabilities
Deposits	$901,307	$907,439	$0	$907,439	$0
Short-term borrowings	19,356	19,356	0	19,356	0
Long-term debt	30,815	26,568	0	21,289	5,279
Interest payable	470	470	0	470	0

Off-balance sheet instruments	0	0	0	0	0

Note 14—Assets and Liabilities Subject to Offsetting

Securities Sold Under Agreements to Repurchase (“Repurchase Agreements”)

PeoplesBank enters into agreements under which it sells securities subject to an obligation to repurchase the same securities the next business day. These repurchase agreements are accounted for as a collateralized financing arrangement (i.e. secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Corporation’s consolidated financial statements of condition, while the securities underlying the repurchase agreements remain in the respective securities asset accounts. In other words, there is no offsetting or netting of the securities with the repurchase agreement liabilities.

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Gross amounts Not Offset in the Statements of Condition

dollars in thousands				Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2013
Repurchase Agreements (1)	$19,243	$0	$19,243	$(19,243)	$0	$0

December 31, 2012
Repurchase Agreements (1)	$19,356	$0	$19,356	$(19,356)	$0	$0

(1) As of March 31, 2013 and December 31, 2012, the fair value of securities pledged was $23,718,000 and $25,876,000, respectively.

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

Note that many factors, some of which are discussed elsewhere in this report and in the documents that are incorporated by reference, could affect the future financial results of the Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this Form 10-Q. These factors include, but are not limited to, the following:

•	operating, legal and regulatory risks;
•	enacted financial reform legislation, e.g., Dodd-Frank Wall Street Reform and Consumer Protection Act, which may have a significant impact on the Corporation’s business and results of operations;
•	a prolonged economic downturn;
•	an increase in nonperforming assets requiring loss provisions and the incurrence of carrying costs related to nonperforming assets;
•	declines in the market value of investment securities considered to be other-than-temporary;
•	the effects of and changes in the rate of FDIC premiums, including special assessments;
•	interest rate fluctuations which could increase our cost of funds or decrease our yield on earning
•	assets and therefore reduce our net interest income;
•	future legislative or administrative changes to U.S. governmental capital programs;
•	unavailability of capital when needed or availability at less than favorable terms;
•	political and competitive forces affecting banking, securities, asset management and credit services businesses;
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

There were no material changes made to the critical accounting policies disclosed in the 2012 Annual Report on Form 10-K in regards to application or related judgments and estimates used. A detailed disclosure pertaining to critical accounting estimates is provided in Item 7 of the Corporation’s 2012 Annual Report on Form 10-K.

Three months ended March 31, 2013,
compared to three months ended March 31, 2012

FINANCIAL HIGHLIGHTS

The Corporation earned net income available to common shareholders (earnings) totaling $2,599,000 for the quarter ended March 31, 2013, compared to $2,102,000 for the quarter ended March 31, 2012. The $497,000 or 24 percent increase in earnings for the first quarter of 2013, compared to the first quarter of 2012, was primarily the result of increases in net interest income and noninterest income, and a decrease in preferred stock dividends, which more than offset an increase in the provision for income taxes, as described below.

The $450,000 or 5 percent pretax increase in net interest income was due primarily to a decrease in funding costs resulting from a larger proportion of low cost core deposits to total deposits and lower rates generally paid on all deposit products, which reflected unusually low market interest rates. The average balance of interest earning assets, principally commercial loans, increased approximately $51 million or 5 percent for the first quarter of 2013, compared to the same quarter of 2012. While the volume of earning assets increased, its effect on interest income was largely offset by lower yields, a reflection of the low interest rate environment.

The $174,000 or 9 percent increase in noninterest income was primarily the result of increases in income from wealth management services (i.e., trust fees and income from mutual funds, annuity and insurance sales) due to increased sales and appreciation in the market value of managed accounts, upon which some fees are based. An increase in gains from the sale of loans held for sale (i.e., residential mortgage loans) also contributed to the increase in noninterest income as a result of greater loan origination volumes due to increased refinancing activity.

The $125,000 or 66 percent decrease in preferred stock dividends was the result of a decrease in the dividend rate caused by the addition of loans that qualified for the U.S. Treasury’s Small Business Lending Fund Program. The annualized dividend rate in effect for the quarter ended March 31, 2013 was 1 percent, compared to approximately 3 percent for the quarter ended March 31, 2012.

Total noninterest expense for the quarter ended March 31, 2013, was $7,253,000, slightly less than the $7,270,000 recorded for the quarter ended March 31, 2012. Personnel expense during the current quarter increased $502,000 or 14 percent above the first quarter of 2012 due to increases in planned staff additions, employee benefits costs and normal business growth. However, for the same periods, foreclosed real estate costs decreased $530,000 or 89 percent due primarily to a decrease in provisioning for impairment losses. Consequently, the overall level of noninterest expense for the first quarter of 2013, compared to the first quarter of 2012, was basically flat.

The provision for income taxes for the first quarter of 2013 was $984,000, compared to $725,000 for the first quarter of 2012. The $259,000 or 36 percent increase in income taxes was primarily the result of the 21 percent increase in income before income taxes.

The schedule below presents selected performance metrics for the first quarter of 2013 and 2012.

	Three months ended March 31,
	2013	2012

Basic earnings per share	$0.58	$0.48
Diluted earnings per share	$0.57	$0.47
Cash dividend payout ratio	19.0%	18.0%
Return on average assets	1.01%	0.91%
Return on average equity	10.39%	9.61%
Net interest margin (tax equivalent)	3.86%	3.85%
Net overhead ratio	1.99%	2.17%
Efficiency ratio	63.85%	66.40%
Average equity to average assets	9.73%	9.42%

A more detailed analysis of the factors and trends affecting corporate earnings follows.

INCOME STATEMENT ANALYSIS

Net interest income

Net interest income for the three-month period ended March 31, 2013, was $9,152,000, an increase of $450,000 or 5 percent above the first quarter of 2012. The increase in net interest income was due primarily to a decrease in funding costs resulting from a larger proportion of low cost core deposits to total deposits and lower rates generally paid on all deposit products, which reflected unusually low market interest rates. Net interest income (tax equivalent basis) as a percentage of interest earning assets, i.e., net interest margin, was 3.86 percent for the first quarter of 2013, compared to 3.85 percent for the first quarter of 2012.

The $32,000 or 0.3 percent decrease in total interest income for the current quarter, compared to the first quarter of 2012, was due primarily to a decrease in yields on earning assets, which was reflective of the long duration of historically low market interest rates. Interest earning assets averaged $998 million and yielded 4.76 percent (tax equivalent basis) for the current quarter, compared to $947 million and 4.99 percent, respectively, for the first quarter of 2012. The average balance of interest earning assets, principally commercial loans, increased approximately $51 million or 5 percent for the first quarter of 2013, compared to the same quarter of 2012. While the volume of earning assets increased, its effect on interest income was largely offset by lower yields, a reflection of the low interest rate environment.

The $482,000 or 18 percent decrease in total interest expense for the current quarter, compared to the first quarter of 2012 resulted from a larger proportion of low cost core deposits to total deposits and lower rates generally paid on all deposit products, which reflected historically low market interest rates. Total interest bearing liabilities averaged $862 million at an average rate of 1.04 percent for the current quarter, compared to $836 million and 1.29 percent, respectively, for the first quarter of 2012. The $26 million or 3 percent increase in the average volume of interest bearing liabilities reflected growth in core deposits, principally money market and interest bearing demand deposits. The growth of core deposits is a particular focus of the Corporation because the rates are relatively low, are a source of fee income and provide the opportunity to cross-sell other financial products and services. For internal purposes, the Corporation excludes time deposits in its definition of core deposits.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended March 31,
	2013			2012
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Interest bearing deposits with banks	$22,651	$14	0.25%	$24,366	$15	0.25%
Investment securities:
Taxable	127,832	651	2.07	147,440	911	2.49
Tax-exempt	95,046	931	3.97	78,887	883	4.50
Total investment securities	222,878	1,582	2.88	226,327	1,794	3.19

Loans:
Taxable (1)	741,583	9,967	5.45	681,343	9,724	5.74
Tax-exempt	10,635	151	5.76	14,531	216	5.98
Total loans	752,218	10,118	5.46	695,874	9,940	5.75
Total earning assets	997,747	11,714	4.76	946,567	11,749	4.99
Other assets (2)	56,263			64,991
Total assets	$1,054,010			$1,011,558
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$365,246	$334	0.37%	$324,492	$328	0.41%
Savings	35,727	22	0.25	31,814	20	0.25
Time	406,250	1,653	1.65	426,641	2,108	1.99
Total interest bearing deposits	807,223	2,009	1.01	782,947	2,456	1.26
Short-term borrowings	20,127	28	0.56	14,559	24	0.66
Long-term debt	34,169	172	2.04	38,262	211	2.22
Total interest bearing liabilities	861,519	2,209	1.04	835,768	2,691	1.29

Noninterest bearing deposits	83,227			74,217
Other liabilities	6,747			6,273
Shareholders’ equity	102,517			95,300

Total liabilities and shareholders’ equity	$1,054,010			$1,011,558
Net interest income		$9,505			$9,058
Net interest margin (3)			3.86%			3.85%

(1)	Average balance includes average nonaccrual loans of $8,749,000 for 2013 and $11,106,000 for 2012. Interest includes net loan fees of $329,000 for 2013 and $199,000 for 2012.
(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended March 31, 2013 vs. 2012
	Increase (decrease) due to change in
(dollars in thousands)	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$(1)	$0	$(1)
Investment securities:
Taxable	(102)	(158)	(260)
Tax-exempt	181	(133)	48
Loans:
Taxable	998	(755)	243
Tax-exempt	(58)	(7)	(65)
Total interest income	1,018	(1,053)	(35)
Interest Expense
Deposits:
Interest bearing demand	35	(29)	6
Savings	2	0	2
Time	(100)	(355)	(455)
Short-term borrowings	9	(5)	4
Long-term debt	(23)	(16)	(39)
Total interest expense	(77)	(405)	(482)
Net interest income	$1,095	$(648)	$447

Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for loan losses

For the three-month period ended March 31, 2013, the provision for loan losses was $260,000, which was the level needed to maintain the adequacy of the allowance for loan losses. Comparatively, the provision was $250,000 for the first quarter of 2012. More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 45.

Noninterest income

The following table presents the components of total noninterest income for the first quarter of 2013, compared to the first quarter of 2012.

Table 3 - Noninterest income

	Three months ended March 31,		Change Increase (Decrease)
(dollars in thousands)	2013	2012	$	%
Trust and investment services fees	$473	$408	$65	16%
Income from mutual fund, annuity and insurance sales	249	188	61	32
Service charges on deposit accounts	634	611	23	4
Income from bank owned life insurance	166	156	10	6
Other income	166	162	4	2
Net gain on sales of loans held for sale	319	259	60	23
Net gain on sales of securities	0	49	(49)	nm
Total noninterest income	$2,007	$1,833	$174	9%

nm - not meaningful

The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The $65,000 or 16 percent increase in trust and investment services fees was due in part to the recognition of approximately $36,000 in estate fees, appreciation in the market value of managed accounts, upon which some fees are based, and growth in traditional trust business.

Income from mutual fund, annuity and insurance sales—The $61,000 or 32 percent increase in income from mutual fund, annuity and insurance sales was due to increased sales and appreciation in the market value of managed accounts, upon which some fees are based.

Service charges on deposit accounts—The $23,000 or 4 percent increase in service charge income was due primarily to increases in debit card revenue, overdraft fees and account analysis fees.

Income from bank owned life insurance (BOLI)—The $10,000 or 6 percent increase in income from BOLI was due to an additional investment totaling $5.3 million in February 2013. Of this total $4.7 million was invested with Massachusetts Mutual Life Insurance Company and $0.6 million was invested with Midland National Life Insurance Company. The tax-exempt yield on this investment is approximately 3.77 percent or 5.71 percent on a taxable equivalent basis.

Net gain on sales of loans held for sale—The $60,000 or 23 percent increase in gains from the sale of residential mortgage loans resulted from an increase in loan origination volumes due to increased refinancing activity.

Net gain on sales of securities—There were no gains or losses from the sale of securities recognized in the current quarter. Comparatively, approximately $8 million of U.S. agency mortgage-backed bonds were prepaying principal faster than anticipated in the first quarter of 2012 and were sold at that time at a $49,000 gain.

Noninterest expense

The following table presents the components of total noninterest expense for the first quarter of 2013, compared to the first quarter of 2012.

Table 4 - Noninterest expense

	Three months ended March 31,		Change Increase (Decrease)
(dollars in thousands)	2013	2012	$	%
Personnel	$4,180	$3,678	$502	14%
Occupancy of premises, net	511	508	3	1
Furniture and equipment	516	463	53	11
Postage, stationery and supplies	150	134	16	12
Professional and legal	137	159	(22)	(14)
Marketing and advertising	146	210	(64)	(30)
FDIC insurance	171	219	(48)	(22)
Debit card processing	178	177	1	1
Charitable donations	475	447	28	6
Telephone	134	132	2	2
External data processing	147	128	19	15
Foreclosed real estate including (gains) losses on sales	63	593	(530)	(89)
Impaired loan carrying costs	79	45	34	76
Other	366	377	(11)	(3)
Total noninterest expense	$7,253	$7,270	$(17)	0%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $502,000 or 14 percent increase in personnel expense was due largely to an increase in wage expense resulting from planned staff additions, an increase in sales commissions due to increased production and normal business growth. An increase in employee benefit expenses also contributed, including increases in medical insurance, due to a greater level of claims, and employer paid 401K Plan costs. Effective January 1, 2013, PeoplesBank increased 401K Plan matching contributions to 100 percent up to the first 4 percent of an employee’s compensation contributed to the Plan, compared to a 50 percent match up to the first 6 percent contributed, for 2012.

Furniture and equipment—The $53,000 or 11 percent increase in furniture and equipment was due primarily normal business growth, which included increases in software license fees and maintenance and depreciation expense on computer hardware.

Marketing and advertising—The $64,000 or 30 percent decrease in marketing expense was due solely to the timing of expenditures.

FDIC insurance—The $48,000 or 22 percent decrease in FDIC insurance premiums was due to a lower assessment rate, which resulted from improved financial performance by PeoplesBank. The FDIC uses various performance and risk metrics to establish assessment rates and to classify banking institutions.

Foreclosed real estate including (gains) losses on sales—The $530,000 or 89 percent decrease in foreclosed real estate costs primarily reflected a decrease in provisioning for impairment losses.

Provision for income taxes

The provision for income tax for the first quarter of 2013 was $984,000, compared to $725,000 for the first quarter of 2012. The $259,000 increase in income taxes was primarily the result of the 21 percent increase in income before income taxes. For both periods, the Corporation’s statutory federal income tax rate was 34 percent. The Corporation’s effective income tax rate was 27 percent for the first quarter of 2013, compared to 24 percent for the first quarter of 2012. The effective tax rate differs from the statutory tax rate due to the impact of low-income housing credits and tax-exempt income, including income from bank owned life insurance.

Preferred stock dividends

Preferred stock dividends for the first quarter of 2013 were $63,000, compared to $188,000 for the first quarter of 2012. The $125,000 or 66 percent decrease was the result of a decrease in the dividend rate caused by the addition of loans that qualified for the U.S. Treasury’s Small Business Lending Fund Program (SBLF Program). The annualized dividend rate in effect for the quarter ended March 31, 2013 was 1 percent, compared to approximately 3 percent for the quarter ended March 31, 2012. Information about the SBLF Program is provided in this report at Note 10-Shareholders’ Equity.

BALANCE SHEET REVIEW

Securities available-for-sale

At March 31, 2013, the fair value of securities available-for-sale totaled approximately $222 million, which represented a 5 percent decrease compared to the $234 million value at year-end 2012. During the current quarter, investable funds were used to meet increased loan demand, principally commercial and home equity loans. The composition of the Corporation’s investment securities portfolio is provided in Note 3-Securities.

On January 1, 2013, provision 939(a) of the Dodd-Frank Act became effective changing the definition of investment grade by removing reliance on credit ratings by national statistical rating organizations. Investment grade under the revised definition requires an active review ( i.e., pre-purchase and post-purchase credit risk analysis) of the obligor to determine that the obligor has an adequate capacity to meet its financial commitments and more specifically that the risk of default is low and that full and timely repayment of principal and interest is expected. Obligations of the U.S. government and U.S. government sponsored enterprises are not subject to the due diligence requirement; however, municipal and corporate obligations are subject to the new requirement.

Loans

On March 31, 2013, total loans, net of deferred fees, totaled $760 million, which was $22 million or 3 percent higher than the year-end 2012 level. The increase in volume was due primarily to an increase in commercial loans and, to a lesser degree, an increase in home equity loans. The composition of the Corporation’s loan portfolio at March 31, 2013, compared to December 31, 2012, is provided in Note 5—Loans.

Other assets

On March 31, 2013, other assets totaled $36 million, which was $5 million or 18 percent higher than the year-end 2012 level as a result of an investment in bank owned life insurance (BOLI). As a revenue raising strategy, PeoplesBank purchased $5.3 million of BOLI in February 2013. Of this total, $4.7 million was invested with Massachusetts Mutual Life Insurance Company and $0.6 million was invested with Midland National Life Insurance Company. The selection of these insurers was based on their high credit rating and reputation, competitive tax-exempt yield and to accomplish diversification among insurers for the BOLI portfolio. The level of BOLI investment, including the $5.3 million addition, is estimated at 21 percent of PeoplesBank’s Tier 1 capital, excluding unrealized gains (losses) on available-for-sale securities, at March 31, 2013, which is well within PeoplesBank’s investment limitation of 25 percent of Tier 1 capital.

Deposits

On March 31, 2013, deposits totaled $893 million, which represented an $8 million or 0.9 percent decrease compared to the year-end 2012 level. The decrease in total deposits occurred primarily within the money market and time deposit categories as some depositors redeployed their funds to the capital markets seeking higher returns. The composition of the Corporation’s deposit portfolio at March 31, 2013, is provided in Note 7—Deposits.

Long-term debt

On March 31, 2013, long-term debt totaled $41 million, which was $10 million or 32 percent above the year-end 2012 level. The increase reflected a $10 million advance from the Federal Home Loan Bank of Pittsburgh that provides liquidity and acts as a hedge against rising market interest rates. The advance has a balloon maturity in March 2018 and a 1.17 percent fixed rate of interest. A listing of outstanding long-term debt obligations is provided in Note 8—Long-term Debt.

Shareholders’ equity and capital adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Total shareholders’ equity was approximately $103 million on March 31, 2013, an increase of approximately $2 million or 2 percent, compared to the level at December 31, 2012. The increase was primarily the result of an increase in retained earnings from profitable operations.

Dividends on preferred stock

As previously disclosed, the Corporation participates in the U.S. Department of the Treasury’s Small Business Lending Fund Program (SBLF Program). Information about the SBLF Program can be found in this report at Note 10—Shareholders’ Equity. For the quarter ended March 31, 2013, accrued dividends equated to an annualized dividend rate of 1 percent on the $25 million of preferred stock outstanding. Comparatively, for the quarters ended December 31 and March 31 of 2012, the annualized dividend rates were 1 percent and approximately 3 percent, respectively.

Dividends on common stock

The Corporation typically pays cash dividends on its common stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other factors. On April 9, 2013, the Board of Directors declared a quarterly cash dividend of $0.11 per common share payable on May 14, 2013, to shareholders of record at the close of business on April 23, 2013. This dividend follows a $0.11 per common share cash dividend paid in February 2013.

Capital adequacy

Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 9—Regulatory Matters, to the financial statements. We believe that Codorus Valley and PeoplesBank were well capitalized on March 31, 2013, based on regulatory capital guidelines.

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

RISK MANAGEMENT

Credit risk management

The Credit Risk Management section included in the Corporation’s Form 10-K for year-end 2012 provides a general overview of the Corporation’s credit risk management process and loan concentrations. Credit risk represents the possibility that a loan client, counterparty or issuer may not perform in accordance with contractual terms, posing one of the most significant risks to the Corporation.

Nonperforming assets

The following table presents asset categories posing the greatest risk of loss and related ratios. We generally place a loan on nonaccrual status and cease accruing interest income, i.e., recognize interest income on a cash basis, as long as the loan is sufficiently collateralized, when loan payment performance is unsatisfactory and the loan is past due 90 days or more. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank. The final category, troubled debt restructurings, pertains to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. The paragraphs below explain significant changes in the aforementioned categories as of March 31, 2013, compared to December 31, 2012.

Nonperforming assets are under the purview of in-house counsel who continuously monitors and manages the collection of these accounts. Additionally, an internal asset quality control committee meets monthly to review nonperforming assets. We generally rely on appraisals performed by independent licensed appraisers to determine the value of collateral for impaired collateral-dependent loans. Generally, an appraisal is performed when: an account reaches 60 days past due, unless a certified appraisal was completed within the past six months; market values have changed significantly; the condition of the property has changed significantly; or the existing appraisal is outdated. In instances where the value of the collateral net of costs to sell is less than the net carrying amount for impaired commercial related loans, a specific loss allowance is established for the difference by recording a loss provision to the income statement. When it is probable that some portion or an entire loan balance will not be collected, that amount is charged off as loss against the allowance.

Table 5-Nonperforming Assets

(dollars in thousands)	March 31, 2013	December 31, 2012

Nonaccrual loans	$9,914	$6,232
Nonaccrual loans, troubled debt restructurings	2,250	2,110
Accruing loans 90 days or more past due	0	186
Total nonperforming loans	12,164	8,528
Foreclosed real estate, net of allowance	3,440	3,633
Total nonperforming assets	$15,604	$12,161
Accruing troubled debt restructurings	$3,585	$3,550

Total period-end loans, net of deferred fees	$759,614	$737,134
Allowance for loan losses (ALL)	$9,486	$9,302
ALL as a % of total period-end loans	1.25%	1.26%
Annualized net charge-offs as a % of average total loans	0.04%	0.16%
ALL as a % of nonperforming loans	77.99%	109.08%
Nonperforming loans as a % of total period-end loans	1.60%	1.16%
Nonperforming assets as a % of total period-end loans and net foreclosed real estate	2.04%	1.64%
Nonperforming assets as a % of total period-end assets	1.47%	1.15%
Nonperforming assets as a % of total period-end shareholders’ equity	15.12%	12.00%

The current level of nonperforming assets has increased by approximately $3 million or 28 percent when compared to year-end 2012, primarily as a result of the addition of two unrelated commercial loans to nonaccrual status. Generally, we remain concerned about prolonged weak economic conditions and the corresponding effects it has on our commercial borrowers.

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

On March 31, 2013, the nonperforming loan portfolio balance totaled $12,164,000 and was comprised primarily of collateralized commercial loans. Comparatively, nonperforming loans totaled $8,528,000 at year-end 2012. During the quarter ended March 31, 2013, two unrelated commercial loans experiencing deteriorating financial condition were reclassified to nonaccrual status described as loan no. 2 and loan no. 3, below. On March 31, 2013, the nonaccrual loan portfolio was comprised of twenty-seven unrelated loan relationships with outstanding principal balances ranging in size from $3,000 to $2,092,000. Six unrelated commercial relationships, which represent 74 percent of the nonperforming loan portfolio balance, are described below.

Loan no. 1—At March 31, 2013, the outstanding principal balance of the loan relationship was $2,092,000, collateralized by commercial rental properties whose rents are assigned to PeoplesBank. Based on a recent appraisal of the primary real estate collateralizing the relationship, we believe that the loans are adequately collateralized. The borrower is presently operating under a troubled debt restructuring agreement.

Loan no. 2—At March 31, 2013, the outstanding principal balance of the loan relationship was $2,042,000, collateralized by a portfolio of investment properties. The Bank is presently pursuing its legal remedies to recover the amount due. A $400,000 allowance for loan losses was established for this relationship in the year 2012.

Loan no. 3—At March 31, 2013, the outstanding principal balance of the loan relationship was $1,579,000, collateralized by residential and commercial properties. The Bank is presently pursuing its legal remedies to recover the amount due.

Loan no. 4—At March 31, 2013, the outstanding principal balance of the loan relationship was $1,349,000, collateralized by two commercial properties. Based on an independent appraisal of the real estate collateralizing the relationship, we believe that the loans are adequately collateralized. The Bank is presently pursuing its legal remedies to recover the amount due.

Loan no. 5—At March 31, 2013, the outstanding principal balance of the loan relationship was $1,280,000, which represents three commercial loans guaranteed from 70% to 80%, depending upon the specific loan, by the U.S. Department of Agriculture. A $120,000 allowance for loan losses was established for this relationship. Several parcels of improved real estate provide collateral for the loans. The Bank is working through the process to liquidate the real estate.

Loan no. 6— PeoplesBank owns a 62.5 percent participation interest in this loan relationship. The carrying value of the Bank’s principal at March 31, 2013, was $603,000, which reflects the reduction of approximately $253,000 from recoveries by the guarantors since year-end 2012. The Bank is pursuing its legal options against parties to the original loan agreement, including the liquidation of remaining collateral.

Foreclosed real estate

On March 31, 2013, foreclosed real estate, net of allowance, totaled $3,440,000, compared to $3,633,000 at December 31, 2012. On March 31, 2013, the portfolio was comprised of four unrelated accounts ranging in size from $259,000 to $1,314,000 (net of allowance), which in general, we are actively attempting to liquidate. If a valuation allowance for probable loss has been established for a particular property it is so noted in the property description below. Further valuation allowances may be required on any foreclosed property as additional information becomes available or conditions change. Foreclosed real estate is included in the other assets category on the Corporation’s balance sheet. Three unrelated foreclosed real estate properties, which represent the majority of the foreclosed real estate portfolio balance, are described below.

Property no. 1— The carrying amount of this property at March 31, 2013 was $1,314,000, which is net of a $1,984,000 allowance for probable loss based on an independent appraisal less estimated selling costs. This account is collateralized by 266 acres of unimproved land that is zoned for residential development. Based on information obtained in 2012, plans to obtain a formal development plan were suspended with the intent to temporarily retain the property and investigate other development, disposition or income generating options at some future date.

Property no. 2— The carrying amount of this property at March 31, 2013 was $1,088,000, which is net of a $1,627,000 allowance for probable loss based on the results of an independent appraisal less estimated selling costs. This account is collateralized by 136 approved residential building lots. Of this total, 29 lots are improved. Management is evaluating its disposition options with regard to this property.

Property no. 3—The carrying amount of this property at March 31, 2013 was $780,000, which represents the value of the borrower’s personal residence presently listed for sale less estimated selling costs.

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

The following table presents an analysis of the activity in the allowance for loan losses for the three months ended March 31, 2013 and 2012. The increase in the allowance generally supported an increase in the balance of the loan portfolio. The level of annualized net charge-offs for both periods were very low at 0.04 percent. However, the risks and uncertainties associated with prolonged weakness in economic and business conditions, a relatively high level of unemployment and erosion of real estate values, which adversely affect our borrowers’ ability to service their loans, remain and can cause significant fluctuations in the level of charge-offs and provision expense from one period to another. Based on a comprehensive analysis of the loan portfolio, we believe that the allowance for loan losses was adequate at March 31, 2013.

Table 6 -Analysis of Allowance for Loan Losses

(dollars in thousands)	2013	2012
Balance-January 1,	$9,302	$8,702

Provision charged to operating expense	260	250

Loans charged off:
Commercial, financial and agricultural	0	0
Real estate - construction and land development	0	0
Real estate - residential mortgages	0	39
Consumer and home equity	107	51
Total loans charged off	107	90
Recoveries:
Commercial, financial and agricultural	4	6
Real estate - residential mortgages	0	17
Consumer and home equity	27	4
Total recoveries	31	27
Net charge-offs	76	63
Balance-March 31,	$9,486	$8,889

Ratios:
Allowance for loan losses as a % of total period-end loans	1.25%	1.26%
Annualized net charge-offs as a % of average total loans	0.04%	0.04%
Allowance for loan losses as a % of nonperforming loans	77.99%	62.25%

Liquidity risk management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan customers, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, it provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are scheduled investment security maturities and cash inflows, funds received from customer loan payments, and asset sales. The primary sources of liability liquidity are deposit growth, short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At March 31, 2013, we believe that liquidity was adequate based upon the $26 million level of interest bearing deposits with banks, the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $78 million and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $166 million. The Corporation’s loan-to-deposit ratio was 85 percent at March 31, 2013, compared to 82 percent at year-end 2012.

Off-balance sheet arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on March 31, 2013, totaled $328 million and consisted of $169 million in unfunded commitments under existing loan facilities, $141 million to grant new loans and $18 million in letters of credit. Normally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the Corporation’s disclosure controls and procedures are effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints, that the benefits of controls must be considered relative to their costs, and inherent limitations that may not prevent fraud, particularly by collusion of two or more people or by management override of a control.

There has been no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2013, that has materially affected or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Unregistered sales of equity securities and use of proceeds

The Corporation relies on its subsidiary PeoplesBank, A Codorus Valley Company, for dividend distributions, which are subject to restrictions as reported in Note 9—Regulatory Matters of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Corporation has a Share Repurchase Program (Program), which was authorized in 1995, and periodically amended, to permit the purchase of up to a maximum of 4.9 percent of the outstanding shares of the Corporation’s common stock at a price per share no greater than 200 percent of the latest quarterly published book value. For the quarter ended March 31, 2013 and the year ended December 31, 2012, the Corporation had not acquired any of its common stock under the Program. The U.S, Treasury’s Small Business Lending Fund (SBLF) agreement imposes limits on the ability of the Corporation to repurchase shares of common stock if it fails to declare and pay quarterly dividends on the SBLF preferred stock.

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

101

Financial statements from the Quarterly Report on Form 10-Q of Codorus Valley Bancorp, Inc. for the quarter ended March 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholder’s Equity, and (vi) the Notes to Consolidated Financial Statements – filed herewith. As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act of 1933, or otherwise subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Codorus Valley Bancorp, Inc.
(Registrant)

May 13, 2013	/s/ Larry J. Miller
Date	Larry J. Miller
President & CEO
(Principal Executive Officer)

May 13, 2013	/s/ Jann A. Weaver
Date	Jann A. Weaver
Treasurer & Assistant Secretary
(Principal Financial and Accounting Officer)