Form 10-Q
period 2013-06-30
CODORUS VALLEY BANCORP INC
filed 2013-08-13
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2013
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________to______________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On August 1, 2013, 4,520,123 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.
Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.
Consolidated Balance Sheets
Unaudited

(dollars in thousands, except share and per share data)	June 30, 2013	December 31, 2012
Assets
Interest bearing deposits with banks	$53,695	$34,866
Cash and due from banks	11,121	14,891
Total cash and cash equivalents	64,816	49,757
Securities, available-for-sale	221,184	234,062
Restricted investment in bank stocks, at cost	3,093	2,863
Loans held for sale	1,144	3,091
Loans (net of deferred fees of $1,609 - 2013 and $1,186 - 2012)	768,600	737,134
Less-allowance for loan losses	(9,459)	(9,302)
Net loans	759,141	727,832
Premises and equipment, net	13,029	11,493
Other assets	36,643	30,639
Total assets	$1,099,050	$1,059,737

Liabilities
Deposits
Noninterest bearing	$102,977	$88,476
Interest bearing	821,873	812,831
Total deposits	924,850	901,307
Short-term borrowings	23,130	19,356
Long-term debt	40,533	30,815
Other liabilities	7,281	6,928
Total liabilities	995,794	958,406

Shareholders’ equity
Preferred stock, par value $2.50 per share; $1,000 liquidation preference, 1,000,000 shares authorized; 25,000 Series B shares issued and outstanding - 2013 and 2012	25,000	25,000
Common stock, par value $2.50 per share; 15,000,000 shares authorized; shares issued and outstanding: 4,520,123 at June 30, 2013 and 4,482,319 at December 31, 2012	11,300	11,206
Additional paid-in capital	41,101	40,524
Retained earnings	23,062	18,868
Accumulated other comprehensive income	2,793	5,733
Total shareholders’ equity	103,256	101,331
Total liabilities and shareholders’ equity	$1,099,050	$1,059,737

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Income
Unaudited

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share data)	2013	2012	2013	2012
Interest income
Loans, including fees	$10,209	$10,164	$20,277	$20,034
Investment securities:
Taxable	621	910	1,266	1,817
Tax-exempt	612	592	1,240	1,189
Dividends	3	3	9	7
Other	28	23	42	38
Total interest income	11,473	11,692	22,834	23,085

Interest expense
Deposits	1,951	2,415	3,960	4,871
Federal funds purchased and other short-term borrowings	29	29	57	53
Long-term debt	192	196	364	407
Total interest expense	2,172	2,640	4,381	5,331
Net interest income	9,301	9,052	18,453	17,754
Provision for loan losses	560	250	820	500
Net interest income after provision for loan losses	8,741	8,802	17,633	17,254

Noninterest income
Trust and investment services fees	464	405	937	813
Income from mutual fund, annuity and insurance sales	173	243	422	431
Service charges on deposit accounts	670	633	1,304	1,244
Income from bank owned life insurance	185	174	351	330
Other income	180	170	346	332
Net gain on sales of loans held for sale	322	281	641	540
Net gain on sales of securities	44	0	44	49
Total noninterest income	2,038	1,906	4,045	3,739

Noninterest expense
Personnel	4,115	3,761	8,295	7,439
Occupancy of premises, net	512	504	1,023	1,012
Furniture and equipment	489	461	1,005	924
Postage, stationery and supplies	157	134	307	268
Professional and legal	165	150	302	309
Marketing and advertising	254	197	400	407
FDIC insurance	138	189	309	408
Debit card processing	195	178	373	355
Charitable donations	11	34	486	481
External data processing	157	142	304	270
Foreclosed real estate including (gains) losses on sales	74	211	137	804
Impaired loan carrying costs	36	185	115	230
Other	854	806	1,354	1,315
Total noninterest expense	7,157	6,952	14,410	14,222
Income before income taxes	3,622	3,756	7,268	6,771
Provision for income taxes	977	977	1,961	1,702
Net income	2,645	2,779	5,307	5,069
Preferred stock dividends	62	71	125	259
Net income available to common shareholders	$2,583	$2,708	$5,182	$4,810
Net income per common share, basic	$0.57	$0.61	$1.15	$1.09
Net income per common share, diluted	$0.56	$0.60	$1.13	$1.08

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Comprehensive Income
Unaudited

	Three months ended June 30,
(dollars in thousands)	2013	2012
Net income	$2,645	$2,779
Other comprehensive (loss) income:
Securities available for sale:
Net unrealized holding (losses) gains arising during the period (net of tax (benefit) expense of $(1,283) and $110, respectively)	(2,489)	214
Reclassification adjustment for (gains) included in net income (net of tax expense of $15 and $0, respectively) (a) (b)	(29)	0
Net unrealized (losses) gains	(2,518)	214
Comprehensive income	$127	$2,993

	Six months ended June 30,
(dollars in thousands)	2013	2012
Net income	$5,307	$5,069
Other comprehensive (loss) income:
Securities available for sale:
Net unrealized holding (losses) gains arising during the period (net of tax (benefit) expense of $(1,500) and $171, respectively)	(2,911)	331
Reclassification adjustment for (gains) included in net income (net of tax expense of $15 and $17, respectively) (a) (b)	(29)	(32)
Net unrealized (losses) gains	(2,940)	299
Comprehensive income	$2,367	$5,368

(a)	Amounts are included in net gain on sales of securities on the Consolidated Statements of Income within noninterest income.
(b)	Income tax amounts are included in provision for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Cash Flows
Unaudited

	Six months ended June 30,
(dollars in thousands)	2013	2012
Cash flows from operating activities
Net income	$5,307	$5,069
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	729	682
Net amortization of premiums on securities	722	670
Amortization of deferred loan origination fees and costs	(277)	(122)
Amortization of intangible assets	0	15
Provision for loan losses	820	500
Provision for losses on foreclosed real estate	0	1,088
Amortization of investment in real estate partnership	161	172
Increase in cash surrender value and death benefit on bank owned life insurance	(351)	(330)
Originations of loans held for sale	(33,537)	(31,487)
Proceeds from sales of loans held for sale	36,125	33,102
Net gain on sales of loans held for sale	(641)	(540)
Gain on disposal of premises and equipment	0	7
Net gain on sales of securities available-for-sale	(44)	(49)
Net (gain) loss on sales of foreclosed real estate	(15)	8
Stock-based compensation	157	201
Decrease in interest receivable	181	286
Decrease in other assets	621	19
Decrease in interest payable	(79)	(43)
Increase (decrease) in other liabilities	439	(398)
Net cash provided by operating activities	10,318	8,850

Cash flows from investing activities
Purchases of securities, available-for-sale	(14,143)	(31,488)
Maturities, repayments and calls of securities, available-for-sale	20,961	21,929
Sales of securities, available-for-sale	927	8,047
(Purchase) redemption of restricted investment in bank stock	(230)	347
Net increase in loans made to customers	(31,852)	(13,276)
Purchases of premises and equipment	(2,265)	(486)
Investment in bank owned life insurance	(5,300)	(230)
Proceeds from bank owned life insurance	0	206
Investment in foreclosed real estate	0	(17)
Proceeds from sales of foreclosed real estate	207	2,635
Net cash used in investing activities	(31,695)	(12,333)

Cash flows from financing activities
Net increase in demand and savings deposits	19,877	20,510
Net increase in time deposits	3,666	3,134
Net increase in short-term borrowings	3,774	15,071
Proceeds from issuance of long-term debt	10,000	0
Repayment of long-term debt	(282)	(10,488)
Cash dividends paid to preferred shareholders	(125)	(501)
Cash dividends paid to common shareholders	(988)	(757)
Issuance of common stock	514	327
Net cash provided by financing activities	36,436	27,296
Net increase in cash and cash equivalents	15,059	23,813
Cash and cash equivalents at beginning of year	49,757	32,195
Cash and cash equivalents at end of period	$64,816	$56,008

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
Unaudited

(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2013	$25,000	$11,206	$40,524	$18,868	$5,733	$101,331
Net income				5,307		5,307
Other comprehensive loss, net of tax					(2,940)	(2,940)
Common stock cash dividends ($0.22 per share)				(988)		(988)
Preferred stock cash dividends				(125)		(125)
Stock-based compensation			157			157
Issuance of common stock:
10,453 shares under the dividend reinvestment and stock purchase plan		26	151			177
23,105 shares under the stock option plan		58	226			284
4,246 shares under employee stock purchase plan		10	43			53

Balance, June 30, 2013	$25,000	$11,300	$41,101	$23,062	$2,793	$103,256

Balance, January 1, 2012	$25,000	$10,507	$37,253	$14,558	$5,924	$93,242
Net income				5,069		5,069
Other comprehensive income, net of tax					299	299
Common stock cash dividends ($.0172 per share, adjusted)				(757)		(757)
Preferred stock cash dividends				(259)		(259)
Stock-based compensation			201			201
Issuance of common stock:
11,673 shares under the dividend reinvestment and stock purchase plan		29	107			136
13,602 shares under the stock option plan		34	114			148
5,330 shares under employee stock purchase plan		15	28			43

Balance, June 30, 2012	$25,000	$10,585	$37,703	$18,611	$6,223	$98,122

See accompanying notes.

Note 1—Basis of Presentation

The accompanying unaudited consolidated balance sheet at December 31, 2012 has been derived from audited financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and FASB Accounting Standards Codification (ASC) 270. Accordingly, the interim financial statements do not include all of the financial information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim consolidated financial statements include all adjustments necessary to present fairly the financial condition and results of operations for the reported periods, and all such adjustments are of a normal and recurring nature.

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

The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of June 30, 2013 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

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

Banking regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to the Corporation. Based on a comprehensive analysis of the loan portfolio, the Corporation believes that the level of the allowance for loan losses at June 30, 2013 is adequate.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, based upon an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a charge-off. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At June 30, 2013, foreclosed real estate, net of allowance, was $3,441,000, compared to $3,633,000 for December 31, 2012.

Per Common Share Computations

All per share computations include the effect of stock dividends distributed. The computation of net income per common share is provided in the table below.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012
Net income available to common shareholders	$2,583	$2,708	$5,182	$4,810

Weighted average shares outstanding (basic)	4,506	4,432	4,495	4,425
Effect of dilutive stock options	83	63	83	47
Weighted average shares outstanding (diluted)	4,589	4,495	4,578	4,472

Basic earnings per common share	$0.57	$0.61	$1.15	$1.09
Diluted earnings per common share	$0.56	$0.60	$1.13	$1.08

Anti-dilutive stock options and common stock warrants excluded from the computation of earnings per share	28	79	28	79

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

Supplemental cash flow information is provided in the table below.

	Six months ended June 30,
(dollars in thousands)	2013	2012
Cash paid during the period for:
Income taxes	$1,965	$1,882
Interest	$4,460	$5,374

Noncash investing activities:
Transfer of loans to foreclosed real estate	$0	$156

Reclassification

Certain amounts in the 2012 consolidated financial statements have been reclassified to conform to the 2013 presentation, which did not impact net income or shareholders’ equity.

Recent Accounting Pronouncements

There were no new accounting pronouncements affecting the Corporation during the reporting period that were not already adopted.

Note 3-Securities

A summary of securities available-for-sale at June 30, 2013 and December 31, 2012 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof. Also included in the portfolio are investments in the obligations of states and municipalities. With the exception of an approximately $13 million portfolio (fair value) of Texas municipal utility district bonds, which has its own criteria for investment (e.g., maximum debt to assessed valuation, minimum assessed valuation and district size, proximity to employment, etc.), the remaining municipal bonds were all rated A or above by a national rating service at June 30, 2013. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At June 30, 2013, the fair value of the municipal bond portfolio was concentrated in the states of Pennsylvania at 42 percent and Texas at 18 percent.

	Amortized Cost	Gross Unrealized		Fair Value
(dollars in thousands)		Gains	Losses

June 30, 2013
Debt securities:
U.S. Treasury notes	$3,500	$13	$0	$3,513
U.S. agency	40,135	763	(427)	40,471
U.S. agency mortgage-backed, residential	78,265	1,655	(204)	79,716
State and municipal	95,052	2,708	(276)	97,484
Total debt securities	$216,952	$5,139	$(907)	$221,184

December 31, 2012
Debt securities:
U.S. Treasury notes	$5,001	$31	$0	$5,032
U.S. agency	37,000	1,083	(25)	38,058
U.S. agency mortgage-backed, residential	84,630	3,603	0	88,233
State and municipal	98,744	4,053	(58)	102,739
Total debt securities	$225,375	$8,770	$(83)	$234,062

The amortized cost and estimated fair value of debt securities at June 30, 2013 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$14,449	$14,545
Due after one year through five years	172,254	175,886
Due after five years through ten years	26,429	26,784
Due after ten years	3,820	3,969
Total debt securities	$216,952	$221,184

Gross realized gains and losses on sales of securities available-for-sale are shown below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Realized gains	$44	$0	$44	$50
Realized losses	0	0	0	(1)
Net gains	$44	$0	$44	$49

Securities, issued by agencies of the federal government, with a carrying value of $138,280,000 and $135,348,000 on June 30, 2013 and December 31, 2012, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013
Debt securities:
U.S. agency	$22,220	$(427)	$0	$0	$22,220	$(427)
U.S. agency mortgage-backed, residential	23,957	(204)	0	0	23,957	(204)
State and municipal	19,549	(276)	0	0	19,549	(276)
Total temporarily impaired debt securities, available for sale	$65,726	$(907)	$0	$0	$65,726	$(907)

December 31, 2012
Debt securities:
U.S. agency	$8,251	$(25)	$0	$0	$8,251	$(25)
State and municipal	11,565	(58)	0	0	11,565	(58)
Total temporarily impaired debt securities, available for sale	$19,816	$(83)	$0	$0	$19,816	$(83)

The unrealized losses of $907,000 at June 30, 2013 within the less than 12 months category were attributable to seven U.S. agency securities, eight U.S. agency mortgage-backed securities, and forty-five state and municipal securities, all rated A or above by a national rating service.

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

The Corporation believes that unrealized losses at June 30, 2013 were primarily the result of changes in market interest rates and that it has the ability to hold these investments for a time necessary to recover the amortized cost. Through June 30, 2013 the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

Note 4—Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of June 30, 2013 and December 31, 2012, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (FHLBP) and, to a lesser degree, Atlantic Community Bankers Bank (ACBB). Under the FHLBP’s Capital Plan, PeoplesBank is required to maintain a minimum member stock investment, both as a condition of becoming and remaining a member and as a condition of obtaining borrowings from the FHLBP. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the periods ended June 30, 2013 and 2012 but reported that future dividends will be dependent upon the condition of its private-label residential mortgage-backed securities portfolio, its overall financial performance, retained earnings and other factors. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended June 30, 2013 and 2012.

Note 5—Loans

The table below provides the composition of the loan portfolio at June 30, 2013 and December 31, 2012. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance. Those industries representing the largest dollar investment and most risk are listed separately. The other commercial loans category is comprised of a multitude of industries, including health services, professional services, public administration, restaurant, service, transportation, finance, natural resources, recreation and religious organizations. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

(dollars in thousands)	June 30, 2013	December 31, 2012
Builder & developer	$101,911	$96,936
Commercial real estate investor	118,085	122,714
Residential real estate investor	69,666	66,419
Hotel/Motel	67,668	64,948
Wholesale & retail	68,583	70,443
Manufacturing	34,142	40,258
Agriculture	31,153	20,928
Other	142,637	124,834
Total commercial related loans	633,845	607,480
Residential mortgages	24,428	23,511
Home equity	71,566	65,858
Other	38,761	40,285
Total consumer related loans	134,755	129,654
Total loans	$768,600	$737,134

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

The table below presents a summary of loan risk ratings by loan class at June 30, 2013 and December 31, 2012.

(dollars in thousands)	Pass	Special Mention	Substandard	Nonaccrual	Total
June 30, 2013
Builder & developer	$86,405	$7,509	$7,750	$247	$101,911
Commercial real estate investor	107,432	4,962	2,292	3,399	118,085
Residential real estate investor	66,784	311	85	2,486	69,666
Hotel/Motel	67,668	0	0	0	67,668
Wholesale & retail	65,386	1,326	0	1,871	68,583
Manufacturing	33,460	0	682	0	34,142
Agriculture	28,841	1,849	463	0	31,153
Other	138,711	1,458	253	2,215	142,637
Total commercial related loans	594,687	17,415	11,525	10,218	633,845
Residential mortgage	24,272	4	31	121	24,428
Home equity	71,052	117	188	209	71,566
Other	37,963	131	143	524	38,761
Total consumer related loans	133,287	252	362	854	134,755
Total loans	$727,974	$17,667	$11,887	$11,072	$768,600

December 31, 2012
Builder & developer	$79,101	$6,567	$11,013	$255	$96,936
Commercial real estate investor	107,415	9,563	2,459	3,277	122,714
Residential real estate investor	62,327	1,361	2,044	687	66,419
Hotel/Motel	64,948	0	0	0	64,948
Wholesale & retail	66,155	1,521	983	1,784	70,443
Manufacturing	39,559	0	699	0	40,258
Agriculture	20,457	0	471	0	20,928
Other	121,223	1,156	612	1,843	124,834
Total commercial related loans	561,185	20,168	18,281	7,846	607,480
Residential mortgage	23,421	5	32	53	23,511
Home equity	65,406	112	188	152	65,858
Other	39,318	325	351	291	40,285
Total consumer related loans	128,145	442	571	496	129,654
Total loans	$689,330	$20,610	$18,852	$8,342	$737,134

The table below presents a summary of impaired loans at June 30, 2013 and December 31, 2012. Generally, impaired loans are loans risk rated substandard and nonaccrual or classified as troubled debt restructurings. An allowance is established for individual commercial related loans where the Corporation has doubt as to full recovery of the outstanding principal balance. Typically, impaired consumer related loans are partially or fully charged-off obviating the need for a specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for charge-offs.

	June 30, 2013			December 31, 2012
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance:
Builder & developer	$9,168	$9,168	—	$12,211	$12,211	—
Commercial real estate investor	5,691	5,791	—	5,736	5,836	—
Residential real estate investor	322	547	—	72	72	—
Hotel/Motel	0	0	—	0	0	—
Wholesale & retail	2,149	4,634	—	3,048	5,323	—
Manufacturing	682	682	—	699	699	—
Agriculture	0	0	—	0	0	—
Other commercial	1,590	1,718	—	1,483	1,611	—
Residential mortgage	152	178	—	85	111	—
Home equity	397	397	—	340	340	—
Other consumer	667	725	—	642	718	—
Total impaired loans with no related allowance	$20,818	$23,840	—	$24,316	$26,921	—

Impaired loans with a related allowance:
Builder & developer	$0	$0	$0	$256	$256	$147
Commercial real estate investor	0	0	0	0	0	0
Residential real estate investor	2,249	2,249	550	2,659	2,659	700
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	0	0	0	0	0	0
Manufacturing	0	0	0	0	0	0
Agriculture	463	463	100	471	471	100
Other commercial	878	878	120	972	972	215
Residential mortgage	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total impaired loans with a related allowance	$3,590	$3,590	$770	$4,358	$4,358	$1,162

Total impaired loans:
Builder & developer	$9,168	$9,168	$0	$12,467	$12,467	$147
Commercial real estate investor	5,691	5,791	0	5,736	5,836	0
Residential real estate investor	2,571	2,796	550	2,731	2,731	700
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	2,149	4,634	0	3,048	5,323	0
Manufacturing	682	682	0	699	699	0
Agriculture	463	463	100	471	471	100
Other commercial	2,468	2,596	120	2,455	2,583	215
Residential mortgage	152	178	0	85	111	0
Home equity	397	397	0	340	340	0
Other consumer	667	725	0	642	718	0
Total impaired loans	$24,408	$27,430	$770	$28,674	$31,279	$1,162

The tables below present a summary of average impaired loans and related interest income that was included in net income for the three and six months ended June 30, 2013 and 2012.

	For the three months ended
	June 30, 2013			June 30, 2012
(dollars in thousands)	Average Recorded Investment	Total Interest Income	Cash Basis Interest Income	Average Recorded Investment	Total Interest Income	Cash Basis Interest Income
Impaired loans with no related allowance:
Builder & developer	$9,211	$135	$3	$8,070	$117	$11
Commercial real estate investor	5,702	67	33	4,546	76	39
Residential real estate investor	239	3	1	464	0	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	2,539	66	64	2,100	3	3
Manufacturing	685	11	0	710	10	0
Agriculture	0	0	0	0	0	0
Other commercial	1,667	7	2	5,443	102	101
Residential mortgage	118	2	2	144	1	1
Home equity	338	3	0	245	1	1
Other consumer	642	7	7	390	7	4
Total impaired loans with no related allowance	$21,141	$301	$112	$22,112	$317	$160

Impaired loans with a related allowance:
Builder & developer	$66	$0	$0	$262	$2	$2
Commercial real estate investor	0	0	0	113	0	0
Residential real estate investor	2,453	0	0	1,114	2	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	0	0	0	0	0	0
Manufacturing	0	0	0	0	0	0
Agriculture	466	8	0	483	9	0
Other commercial	924	0	0	925	0	0
Residential mortgage	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total impaired loans with a related allowance	$3,909	$8	$0	$2,897	$13	$2

Total impaired loans:
Builder & developer	$9,277	$135	$3	$8,332	$119	$13
Commercial real estate investor	5,702	67	33	4,659	76	39
Residential real estate investor	2,692	3	1	1,578	2	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	2,539	66	64	2,100	3	3
Manufacturing	685	11	0	710	10	0
Agriculture	466	8	0	483	9	0
Other commercial	2,591	7	2	6,368	102	101
Residential mortgage	118	2	2	144	1	1
Home equity	338	3	0	245	1	1
Other consumer	642	7	7	390	7	4
Total impaired loans	$25,050	$309	$112	$25,009	$330	$162

	For the six months ended
	June 30, 2013			June 30, 2012
(dollars in thousands)	Average Recorded Investment	Total Interest Income	Cash Basis Interest Income	Average Recorded Investment	Total Interest Income	Cash Basis Interest Income
Impaired loans with no related allowance:
Builder & developer	$10,211	$264	$5	$6,256	$234	$54
Commercial real estate investor	5,713	134	69	4,352	136	73
Residential real estate investor	184	5	2	463	1	1
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	2,708	43	64	2,660	(1)	3
Manufacturing	690	22	0	711	21	0
Agriculture	0	0	0	0	0	0
Other commercial	1,606	6	4	4,835	79	125
Residential mortgage	107	4	3	164	4	3
Home equity	339	6	1	238	3	1
Other consumer	642	13	13	350	11	8
Total impaired loans with no related allowance	$22,200	$497	$161	$20,029	$488	$268

Impaired loans with a related allowance:
Builder & developer	$129	$0	$0	$263	$2	$2
Commercial real estate investor	0	0	0	75	0	0
Residential real estate investor	2,522	(9)	0	773	2	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	0	0	0	0	0	0
Manufacturing	0	0	0	0	0	0
Agriculture	468	16	0	485	17	0
Other commercial	939	0	0	910	0	0
Residential mortgage	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total impaired loans with a related allowance	$4,058	$7	$0	$2,506	$21	$2

Total impaired loans:
Builder & developer	$10,340	$264	$5	$6,519	$236	$56
Commercial real estate investor	5,713	134	69	4,427	136	73
Residential real estate investor	2,706	(4)	2	1,236	3	1
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	2,708	43	64	2,660	(1)	3
Manufacturing	690	22	0	711	21	0
Agriculture	468	16	0	485	17	0
Other commercial	2,545	6	4	5,745	79	125
Residential mortgage	107	4	3	164	4	3
Home equity	339	6	1	238	3	1
Other consumer	642	13	13	350	11	8
Total impaired loans	$26,258	$504	$161	$22,535	$509	$270

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule which shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at June 30, 2013 and December 31, 2012.

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total Loans
June 30, 2013
Builder & developer	$0	$0	$0	$247	$247	$101,664	$101,911
Commercial real estate investor	0	0	0	3,399	3,399	114,686	118,085
Residential real estate investor	134	0	0	2,486	2,620	67,046	69,666
Hotel/Motel	0	0	0	0	0	67,668	67,668
Wholesale & retail	0	0	0	1,871	1,871	66,712	68,583
Manufacturing	0	0	0	0	0	34,142	34,142
Agriculture	0	0	0	0	0	31,153	31,153
Other	130	0	0	2,215	2,345	140,292	142,637
Total commercial related loans	264	0	0	10,218	10,482	623,363	633,845
Residential mortgage	0	0	0	121	121	24,307	24,428
Home equity	0	17	0	209	226	71,340	71,566
Other	124	127	57	524	832	37,929	38,761
Total consumer related loans	124	144	57	854	1,179	133,576	134,755
Total loans	$388	$144	$57	$11,072	$11,661	$756,939	$768,600

December 31, 2012
Builder & developer	$400	$0	$0	$255	$655	$96,281	$96,936
Commercial real estate investor	0	0	0	3,277	3,277	119,437	122,714
Residential real estate investor	2,044	0	0	687	2,731	63,688	66,419
Hotel/Motel	0	0	0	0	0	64,948	64,948
Wholesale & retail	1,067	0	0	1,784	2,851	67,592	70,443
Manufacturing	0	0	0	0	0	40,258	40,258
Agriculture	0	0	0	0	0	20,928	20,928
Other	456	0	0	1,843	2,299	122,535	124,834
Total commercial related loans	3,967	0	0	7,846	11,813	595,667	607,480
Residential mortgage	474	129	0	53	656	22,855	23,511
Home equity	62	0	0	152	214	65,644	65,858
Other	842	195	186	291	1,514	38,771	40,285
Total consumer related loans	1,378	324	186	496	2,384	127,270	129,654
Total loans	$5,345	$324	$186	$8,342	$14,197	$722,937	$737,134

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

The table below shows loans whose terms have been modified under TDRs during the three months and six months ended June 30, 2013 and 2012. There was no impairment loss recognized on any of these TDRs, and they are all performing under their modified terms. There were no defaults during the three and six months ended June 30, 2013 and 2012 for TDRs entered into for the last 12 months.

	Modifications
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Three months ended:

June 30, 2013
None

June 30, 2012
None

Six months ended:

June 30, 2013
Commercial related loans accruing	1	$208	$208

June 30, 2012
Commercial related loans nonaccrual	1	$286	$286

NOTE 6 – Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the three and six months ended June 30, 2013 and 2012.

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/ Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:

Balance, April 1, 2013	$1,534	$1,286	$1,196	$514	$1,832	$224	$237	$1,156	$7,979
Charge-offs	(62)	0	(225)	0	(210)	0	0	0	(497)
Recoveries	0	0	0	0	18	0	0	0	18
Provisions	104	(73)	210	(9)	216	(23)	16	(5)	436
Balance, June 30, 2013	$1,576	$1,213	$1,181	$505	$1,856	$201	$253	$1,151	$7,936

Balance, April 1, 2012	$1,979	$2,013	$500	$443	$1,716	$151	$193	$1,015	$8,010
Charge-offs	(2)	(68)	0	0	0	0	0	(263)	(333)
Recoveries	0	0	0	0	5	0	0	0	5
Provisions	(297)	(706)	400	6	(31)	13	1	310	(304)
Balance, June 30, 2012	$1,680	$1,239	$900	$449	$1,690	$164	$194	$1,062	$7,378

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated	Total
Allowance for loan losses:

Balance, April 1, 2013	$48	$315	$197	$560	$947	$9,486
Charge-offs	(28)	0	(101)	(129)	0	(626)
Recoveries	2	6	13	21	0	39
Provisions	55	(85)	167	137	(13)	560
Balance, June 30, 2013	$77	$236	$276	$589	$934	$9,459

Balance, April 1, 2012	$117	$87	$163	$367	$512	$8,889
Charge-offs	0	(128)	(25)	(153)	0	(486)
Recoveries	24	0	8	32	0	37
Provisions	(63)	193	(9)	121	433	250
Balance, June 30, 2012	$78	$152	$137	$367	$945	$8,690

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/ Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:

Balance, January 1, 2013	$1,571	$1,259	$1,195	$485	$1,913	$237	$202	$1,170	$8,032
Charge-offs	(62)	0	(225)	0	(210)	0	0	0	(497)
Recoveries	0	0	0	0	22	0	0	0	22
Provisions	67	(46)	211	20	131	(36)	51	(19)	379
Balance, June 30, 2013	$1,576	$1,213	$1,181	$505	$1,856	$201	$253	$1,151	$7,936

Balance, January 1, 2012	$2,170	$2,003	$505	$394	$1,806	$151	$184	$907	$8,120
Charge-offs	(2)	(68)	0	0	0	0	0	(263)	(333)
Recoveries	0	0	0	0	11	0	0	0	11
Provisions	(488)	(696)	395	55	(127)	13	10	418	(420)
Balance, June 30, 2012	$1,680	$1,239	$900	$449	$1,690	$164	$194	$1,062	$7,378

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated	Total
Allowance for loan losses:

Balance, January 1, 2013	$124	$237	$238	$599	$671	$9,302
Charge-offs	(28)	(75)	(133)	(236)	0	(733)
Recoveries	2	7	39	48	0	70
Provisions	(21)	67	132	178	263	820
Balance, June 30, 2013	$77	$236	$276	$589	$934	$9,459

Balance, January 1, 2012	$88	$86	$171	$345	$237	$8,702
Charge-offs	(39)	(128)	(76)	(243)	0	(576)
Recoveries	41	0	12	53	0	64
Provisions	(12)	194	30	212	708	500
Balance, June 30, 2012	$78	$152	$137	$367	$945	$8,690

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment at June 30, 2013 and 2012 and December 31, 2012.

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/ Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:

Individually evaluated for impairment	$0	$0	$550	$0	$0	$0	$100	$120	$770
Collectively evaluated for impairment	1,576	1,213	631	505	1,856	201	153	1,031	7,166
Balance, June 30, 2013	$1,576	$1,213	$1,181	$505	$1,856	$201	$253	$1,151	$7,936

Individually evaluated for impairment	$147	$0	$700	$0	$0	$0	$100	$215	$1,162
Collectively evaluated for impairment	1,424	1,259	495	485	1,913	237	102	955	6,870
Balance, December 31, 2012	$1,571	$1,259	$1,195	$485	$1,913	$237	$202	$1,170	$8,032

Individually evaluated for impairment	$147	$0	$430	$0	$0	$0	$100	$120	$797
Collectively evaluated for impairment	1,533	1,239	470	449	1,690	164	94	942	6,581
Balance, June 30, 2012	$1,680	$1,239	$900	$449	$1,690	$164	$194	$1,062	$7,378

Loans:

Individually evaluated for impairment	$9,168	$5,691	$2,571	$0	$2,149	$682	$463	$2,468	$23,192
Collectively evaluated for impairment	92,743	112,394	67,095	67,668	66,434	33,460	30,690	140,169	610,653
Balance, June 30, 2013	$101,911	$118,085	$69,666	$67,668	$68,583	$34,142	$31,153	$142,637	$633,845

Individually evaluated for impairment	$12,467	$5,736	$2,731	$0	$3,048	$699	$471	$2,455	$27,607
Collectively evaluated for impairment	84,469	116,978	63,688	64,948	67,395	39,559	20,457	122,379	579,873
Balance, December 31, 2012	$96,936	$122,714	$66,419	$64,948	$70,443	$40,258	$20,928	$124,834	$607,480

Individually evaluated for impairment	$8,535	$4,536	$2,604	$0	$2,071	$708	$481	$4,639	$23,574
Collectively evaluated for impairment	90,693	114,799	61,006	60,176	56,040	27,712	18,901	124,097	553,424
Balance, June 30, 2012	$99,228	$119,335	$63,610	$60,176	$58,111	$28,420	$19,382	$128,736	$576,998

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated		Total
Allowance for loan losses:

Individually evaluated for impairment	$0	$0	$0	$0		$0	$770
Collectively evaluated for impairment	77	236	276	589		934	8,689
Balance, June 30, 2013	$77	$236	$276	$589		$934	$9,459

Individually evaluated for impairment	$0	$0	$0	$0		$0	$1,162
Collectively evaluated for impairment	124	237	238	599		671	8,140
Balance, December 31, 2012	$124	$237	$238	$599		$671	$9,302

Individually evaluated for impairment	$0	$0	$0	$0		$0	$797
Collectively evaluated for impairment	78	152	137	367		945	7,893
Balance, June 30, 2012	$78	$152	$137	$367		$945	$8,690

Loans:

Individually evaluated for impairment	$152	$397	$667	$1,216	$		$24,408
Collectively evaluated for impairment	24,276	71,169	38,094	133,539			744,192
Balance, June 30, 2013	$24,428	$71,566	$38,761	$134,755	$		$768,600

Individually evaluated for impairment	$85	$340	$642	$1,067	$		$28,674
Collectively evaluated for impairment	23,426	65,518	39,643	128,587			708,460
Balance, December 31, 2012	$23,511	$65,858	$40,285	$129,654	$		$737,134

Individually evaluated for impairment	$87	$222	$460	$769	$		$24,343
Collectively evaluated for impairment	22,339	60,270	45,868	128,477			681,901
Balance, June 30, 2012	$22,426	$60,492	$46,328	$129,246	$		$706,244

Note 7—Deposits

The composition of deposits as of June 30, 2013 and December 31, 2012 is shown below.

(dollars in thousands)	June 30, 2013	December 31, 2012
Noninterest bearing demand	$102,977	$88,476
NOW	84,782	77,531
Money market	282,735	289,149
Savings	38,911	34,372
Time deposits less than $100,000	236,604	236,683
Time deposits $100,000 or more	178,841	175,096
Total deposits	$924,850	$901,307

Note 8—Short Term Borrowings and Long-term Debt

Short-term borrowing

During the second quarter of 2013, the Corporation opened a $3 million line of credit with ACNB Bank to provide a source of liquidity. The line, renewable annually, is secured by a first lien on the Codorus Valley Corporate Center. The interest rate on the ACNB Bank line is Wall Street Journal Prime. No draws have been made on the line and on June 30, 2013, the balance was zero.

Long-term debt

A summary of long-term debt as of June 30, 2013 and December 31, 2012 is shown below.

(dollars in thousands)	June 30, 2013	December 31, 2012
PeoplesBank’s obligations:
FHLBP
Due May 2013, 3.46%, amortizing	$0	$245
Due July 2015, 1.90%	5,000	5,000
Due July 2016, 2.35%	5,000	5,000
Due March 2018, 1.17%	10,000	0
Due June 2018, 1.87%	5,000	5,000
Due June 2019, 2.10%	5,000	5,000
Total FHLBP	30,000	20,245
Capital lease obligation	223	260
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 2.29%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 1.82% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Total long-term debt	$40,533	$30,815

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

Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to quarter-to-date average assets (leverage ratio). Management believes that Codorus Valley and PeoplesBank were well capitalized on June 30, 2013 based on regulatory capital guidelines.

	Actual		Minimum for Capital Adequacy		Well Capitalized Minimum*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at June 30, 2013
Capital ratios:
Tier 1 risk based	$110,463	13.52%	$32,685	4.00%	n/a	n/a
Total risk based	119,922	14.68	65,370	8.00	n/a	n/a
Leverage	110,463	10.28	42,985	4.00	n/a	n/a

at December 31, 2012
Capital ratios:
Tier 1 risk based	$105,597	13.59%	$31,074	4.00%	n/a	n/a
Total risk based	114,899	14.79	62,147	8.00	n/a	n/a
Leverage	105,597	10.02	42,143	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at June 30, 2013
Capital ratios:
Tier 1 risk based	$106,763	13.11%	$32,563	4.00%	$48,845	6.00%
Total risk based	116,222	14.28	65,126	8.00	81,408	10.00
Leverage	106,763	9.96	42,863	4.00	53,579	5.00

at December 31, 2012
Capital ratios:
Tier 1 risk based	$102,120	13.20%	$30,951	4.00%	$46,427	6.00%
Total risk based	111,422	14.40	61,902	8.00	77,378	10.00
Leverage	102,120	9.72	42,020	4.00	52,526	5.00

*To be well capitalized under prompt corrective action provisions.

Note 10—Shareholders’ Equity

Preferred stock issued under the US Treasury’s Small Business Lending Fund Program

On August 18, 2011, as part of the Treasury Small Business Lending Fund (SBLF) program, the Corporation entered into a Securities Purchase Agreement (SBLF Purchase Agreement) with the United States Department of the Treasury (Treasury) pursuant to which the Corporation sold to the Treasury, for an aggregate purchase price of $25 million, 25,000 shares of senior non-cumulative, perpetual preferred stock, Series B, $1,000 liquidation value, $2.50 par value. Generally, the preferred stock is non-voting and qualifies as Tier 1 regulatory capital. The SBLF agreement imposes limits on the ability of the Corporation to pay dividends and repurchase shares of common stock if it fails to declare and pay quarterly dividends on the SBLF preferred stock. The dividend rate can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF preferred stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank. Based upon the increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period was set at 5 percent. For the second through ninth calendar quarters, the dividend rate may be adjusted between one percent (1%) and five percent (5%) per annum to reflect the amount of change in the Bank’s level of QSBL. The annualized dividend rate was 1 percent for the quarters ended June 30, 2013 and December 31, 2012, and 1.14 percent for the quarter ended June 30, 2012. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QSBL as compared to the baseline. After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%). Additional information about SBLF preferred stock is disclosed in Note 10—Shareholders’ Equity in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Note 12—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $20,110,000 of standby letters of credit outstanding on June 30, 2013, compared to $17,064,000 on December 31, 2012. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of June 30, 2013 and December 31, 2012, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
June 30, 2013
Securities available-for-sale:
U.S. Treasury notes	$3,513	$3,513	$0	$0
U.S. agency	40,471	0	40,471	0
U.S. agency mortgage-backed, residential	79,716	0	79,716	0
State and municipal	97,484	0	97,484	0

December 31, 2012
Securities available-for-sale:
U.S. Treasury notes	$5,032	$5,032	$0	$0
U.S. agency	38,058	0	38,058	0
U.S. agency mortgage-backed, residential	88,233	0	88,233	0
State and municipal	102,739	0	102,739	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans
Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At June 30, 2013, the fair value of impaired loans with a valuation allowance or charge-off was of $3,751,000, which is net of valuation allowances of $770,000 and charge-offs of $3,022,000. At December 31, 2012 the fair value of impaired loans with a valuation allowance or charge-off was $4,493,000, which is net of valuation allowances of $1,162,000 and charge-offs of $2,605,000.

Foreclosed Real Estate
Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. At June 30, 2013, the fair value of foreclosed real estate with a valuation allowance or charge-off was $2,661,000, which is net of valuation allowances of $3,611,000 and charge-offs of $100,000. At December 31, 2012, the carrying value of foreclosed real estate with a valuation allowance or charge-off was $2,779,000, which is net of valuation allowances of $3,712,000 and no charge-offs.

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
June 30, 2013
Impaired loans	$3,751	$0	$0	$3,751
Foreclosed real estate	2,661	0	0	2,661

December 31, 2012
Impaired loans	$4,493	$0	$0	$4,493
Foreclosed real estate	2,779	0	0	2,779

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range	Weighted Average
June 30, 2013
Impaired loans	$3,751	Appraisal (1)	Appraisal adjustments (2)	20% - 30%	26%
Foreclosed real estate	2,661	Appraisal (1)	Appraisal adjustments (2)	5% - 16%	8%

December 31, 2012
Impaired loans	$4,493	Appraisal (1)	Appraisal adjustments (2)	10% - 100%	27%
Foreclosed real estate	2,779	Appraisal (1)	Appraisal adjustments (2)	5% - 100%	12%

(1)	Fair value is generally determined through independent appraisals, which generally include various level 3 inputs that are not identifiable.
(2)

Appraisals may be adjusted downward by the Corporation’s management for qualitative factors such as economic conditions, and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Disclosures about Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of the Corporation’s financial instruments as of June 30, 2013 and December 31, 2012:

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

Loans, net
The fair value of loans, excluding all nonaccrual loans, is estimated using discounted cash flow analyses using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans were first segregated by type such as commercial, real estate, and consumer, and were then further segmented into fixed and variable rate. Projected future cash flows are calculated based upon contractual maturity or call dates. Generally, variable rate loans that reprice frequently have no significant change in credit risk; fair value is based on carrying value.

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

The following presents the carrying amounts and estimated fair values of the Corporation’s financial instruments as of June 30, 2013 and December 31, 2012.

			Fair Value Estimates
(dollars in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
June 30, 2013
Financial assets
Cash and cash equivalents	$64,816	$64,816	$64,816	$0	$0
Securities available-for-sale	221,184	221,184	3,513	217,671	0
Restricted investment in bank stocks	3,093	3,093	0	3,093	0
Loans held for sale	1,144	1,171	0	1,171	0
Loans, net	759,141	781,323	0	0	781,323
Interest receivable	3,398	3,398	0	3,398	0

Financial liabilities
Deposits	$924,850	$927,386	$0	$927,386	$0
Short-term borrowings	23,130	23,130	0	23,130	0
Long-term debt	40,533	35,989	0	30,127	5,862
Interest payable	391	391	0	391	0

Off-balance sheet instruments	0	0	0	0	0

December 31, 2012
Financial assets
Cash and cash equivalents	$49,757	$49,757	$49,757	$0	$0
Securities available-for-sale	234,062	234,062	5,032	229,030	0
Restricted investment in bank stocks	2,863	2,863	0	2,863	0
Loans held for sale	3,091	3,151	0	3,151	0
Loans, net	727,832	753,299	0	0	753,299
Interest receivable	3,579	3,579	0	3,579	0

Financial liabilities
Deposits	$901,307	$907,439	$0	$907,439	$0
Short-term borrowings	19,356	19,356	0	19,356	0
Long-term debt	30,815	26,568	0	21,289	5,279
Interest payable	470	470	0	470	0

Off-balance sheet instruments	0	0	0	0	0

Note 14—Assets and Liabilities Subject to Offsetting

Securities Sold Under Agreements to Repurchase (“Repurchase Agreements”)

PeoplesBank enters into agreements under which it sells securities subject to an obligation to repurchase the same securities the next business day. These repurchase agreements are accounted for as a collateralized financing arrangement (i.e. secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability (short-term borrowings) in the Corporation’s consolidated financial statements of condition, while the securities underlying the repurchase agreements remain in the respective securities asset accounts. In other words, there is no offsetting or netting of the securities with the repurchase agreement liabilities.

		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Gross amounts Not Offset in the Statements of Condition		Net Amount

					Financial Instruments	Cash Collateral Pledged
dollars in thousands
June 30, 2013
Repurchase Agreements	(1)	$23,130	$0	$23,130	$(23,130)	$0	$0

December 31, 2012
Repurchase Agreements	(1)	$19,356	$0	$19,356	$(19,356)	$0	$0

(1)	As of June 30, 2013 and December 31, 2012, the fair value of securities pledged in connection with repurchase agreements was $28,171,000 and $25,876,000, respectively.

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

Three months ended June 30, 2013,
compared to three months ended June 30, 2012

FINANCIAL HIGHLIGHTS

The Corporation earned net income available to common shareholders (earnings) totaling $2,583,000 for the quarter ended June 30, 2013, compared to $2,708,000 for the quarter ended June 30, 2012. The $125,000 or 5 percent decrease in earnings for the second quarter of 2013, compared to the second quarter of 2012, was primarily the result of increases in the provision for loan losses and noninterest expense, which more than offset increases in net interest income and noninterest income, as described below.

The $249,000 or 3 percent increase in net interest income for the second quarter of 2013, compared to the same quarter of 2012, was due primarily to a decrease in funding costs resulting from a larger proportion of low cost core deposits to total deposits and lower rates generally paid on all deposit products, which reflected unusually low market interest rates. The average balance of interest earning assets, principally commercial loans, increased approximately $47 million or 5 percent for the second quarter of 2013, compared to the same quarter of 2012. While the volume of earning assets increased, its effect on interest income was more than offset by lower yields, a reflection of the low interest rate environment.

The $310,000 or 124 percent increase in the provision for loan losses for the second quarter of 2013, compared to the same quarter of 2012, resulted from an increase in net charge-offs and to support a larger loan portfolio.

The $132,000 or 7 percent increase in total noninterest income for the second quarter of 2013, compared to the same quarter of 2012, was primarily the result of increases in income from trust fees, service charges on deposit accounts and gains from the sale of loans held for sale (i.e., residential mortgage loans). The recognition of a $44,000 gain on the sale of investment securities also contributed to the increase in total noninterest income.

Total noninterest expense for the second quarter of 2013 was $7,157,000, an increase of $205,000 or 3 percent, compared to the same quarter of 2012. Personnel expense during the current quarter increased $354,000 or 9 percent above the second quarter of 2012 due primarily to increases in planned staff additions, employee benefits costs and normal business growth. For the same periods, impairment losses on foreclosed real estate and carrying costs on foreclosed real estate and impaired loans experienced substantial decreases.

The schedule below presents selected performance metrics for the second quarter of 2013 and 2012.

	Three months ended June 30,
	2013	2012
Basic earnings per share	$0.57	$0.61
Diluted earnings per share	$0.56	$0.60
Cash dividend payout ratio	19.2%	14.0%
Return on average assets	0.98%	1.07%
Return on average equity	10.13%	11.43%
Net interest margin (tax equivalent)	3.79%	3.88%
Net overhead ratio	1.91%	1.95%
Efficiency ratio	60.86%	60.88%
Average equity to average assets	9.67%	9.38%

A more detailed analysis of the factors and trends affecting corporate earnings follows.

INCOME STATEMENT ANALYSIS

Net interest income

Net interest income for the three-month period ended June 30, 2013, was $9,301,000, an increase of $249,000 or 3 percent above the second quarter of 2012. The increase in net interest income was due primarily to a decrease in funding costs resulting from a larger proportion of low cost core deposits to total deposits and lower rates generally paid on all deposit products, which reflected unusually low market interest rates. Net interest income (tax equivalent basis) as a percentage of interest earning assets, i.e., net interest margin, was 3.79 percent for the second quarter of 2013, compared to 3.88 percent for the second quarter of 2012.

The $219,000 or 2 percent decrease in total interest income for the current quarter, compared to the second quarter of 2012, was due primarily to a decrease in yields on earning assets, which was reflective of the long duration of historically low market interest rates. Interest earning assets averaged $1.02 billion and yielded 4.65 percent (tax equivalent basis) for the current quarter, compared to $974 million and 4.97 percent, respectively, for the second quarter of 2012. The average balance of interest earning assets, principally commercial loans, increased approximately $47 million or 5 percent for the second quarter of 2013, compared to the same quarter of 2012. While the volume of earning assets increased, its effect on interest income was largely offset by lower yields, a reflection of the low interest rate environment.

The $468,000 or 18 percent decrease in total interest expense for the current quarter, compared to the second quarter of 2012 resulted from a larger proportion of low cost core deposits to total deposits and lower rates generally paid on all deposit products, which reflected historically low market interest rates. Total interest bearing liabilities averaged $874 million at an average rate of 1 percent for the current quarter, compared to $850 million and 1.25 percent, respectively, for the second quarter of 2012. The $24 million or 3 percent increase in the average volume of interest bearing liabilities reflected growth in core deposits, principally demand and money market deposits and, to a lesser degree, savings deposits. The growth of core deposits is a particular focus of the Corporation because the rates are relatively low, are a source of fee income and provide the opportunity to cross-sell other financial products and services. The Corporation excludes time deposits in its definition of core deposits.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended June 30,
	2013			2012
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest bearing deposits with banks	$44,315	$28	0.25%	$36,250	$23	0.26%
Investment securities:
Taxable	120,860	624	2.07	147,631	913	2.49
Tax-exempt	92,784	908	3.93	79,979	877	4.41
Total investment securities	213,644	1,532	2.88	227,610	1,790	3.16

Loans:
Taxable (1)	751,554	10,105	5.39	696,587	10,036	5.79
Tax-exempt	11,111	155	5.60	13,064	192	5.91
Total loans	762,665	10,260	5.40	709,651	10,228	5.80
Total earning assets	1,020,624	11,820	4.65	973,511	12,041	4.97
Other assets (2)	58,939			63,174
Total assets	$1,079,563			$1,036,685
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$363,182	$337	0.37%	$329,317	$323	0.39%
Savings	38,194	24	0.25	34,044	21	0.25
Time	410,682	1,590	1.55	430,024	2,071	1.94
Total interest bearing deposits	812,058	1,951	0.96	793,385	2,415	1.22
Short-term borrowings	21,051	29	0.55	20,045	29	0.58
Long-term debt	40,569	192	1.90	36,245	196	2.17
Total interest bearing liabilities	873,678	2,172	1.00	849,675	2,640	1.25

Noninterest bearing deposits	93,442			83,229
Other liabilities	8,001			6,562
Shareholders’ equity	104,442			97,219

Total liabilities and shareholders’ equity	$1,079,563			$1,036,685
Net interest income		$9,648			$9,401
Net interest margin (3)			3.79%			3.88%

(1)	Average balance includes average nonaccrual loans of $11,726,000 for 2013 and $14,432,000 for 2012.
Interest includes net loan fees of $393,000 for 2013 and $221,000 for 2012.
(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.
(3)	Net interest income annualized as a percentage of average earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended June 30, 2013 vs. 2012
	Increase (decrease) due to change in
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$5	$0	$5
Investment securities:
Taxable	(151)	(138)	(289)
Tax-exempt	141	(110)	31
Loans:
Taxable	993	(924)	69
Tax-exempt	(29)	(8)	(37)
Total interest income	959	(1,180)	(221)
Interest Expense
Deposits:
Interest bearing demand	30	(16)	14
Savings	3	0	3
Time	(93)	(388)	(481)
Short-term borrowings	1	(1)	0
Long-term debt	24	(28)	(4)
Total interest expense	(35)	(433)	(468)
Net interest income	$994	$(747)	$247

Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for loan losses

For the three-month period ended June 30, 2013, the provision for loan losses was $560,000, which was the level needed to maintain the adequacy of the allowance for loan losses. Comparatively, the provision was $250,000 for the second quarter of 2012. More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 54.

Noninterest income

The following table presents the components of total noninterest income for the second quarter of 2013, compared to the second quarter of 2012.

Table 3 - Noninterest income

	Three months ended June 30,		Change Increase (Decrease)
(dollars in thousands)	2013	2012	$	%

Trust and investment services fees	$464	$405	$59	15%
Income from mutual fund, annuity and insurance sales	173	243	(70)	(29)
Service charges on deposit accounts	670	633	37	6
Income from bank owned life insurance	185	174	11	6
Other income	180	170	10	6
Net gain on sales of loans held for sale	322	281	41	15
Net gain on sales of securities	44	0	44	nm
Total noninterest income	$2,038	$1,906	$132	7%

nm – not meaningful

The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The $59,000 or 15 percent increase in trust and investment services fees was due in part to the periodic recognition of approximately $32,000 in estate fees, appreciation in the market value of managed accounts, upon which some fees are based, and growth in traditional trust business.

Income from mutual fund, annuity and insurance sales—The $70,000 or 29 percent decrease in income from the sale of mutual fund, annuity and insurance products by Codorus Valley Financial Advisors (CVFA), a subsidiary of PeoplesBank, was a result of the resignation of three registered representatives who left CVFA in April 2013.

Service charges on deposit accounts—The $37,000 or 6 percent increase in service charge income was due primarily to an increase in debit card revenue as a result of normal business growth.

Income from bank owned life insurance (BOLI)—The $11,000 or 6 percent increase in income from BOLI was due to an additional investment totaling $5.3 million in February 2013. More information about this transaction is provided under the year-to-date section of Noninterest Income.

Net gain on sales of loans held for sale—The $41,000 or 15 percent increase in gains from the sale of residential mortgage loans resulted from an increase in loan origination volumes due to increased refinancing activity. Mortgage loan refinancing, and income therefrom, is expected to decrease for the remainder of the year as a consequence of saturation and the possibility of rising market interest rates.

Net gain on sales of securities—During the second quarter of 2013, PeoplesBank sold three municipal bonds with a combined par value of $875,000 that no longer met its investment quality standards. The sale resulted in the recognition of a $44,000 gain. The second quarter of 2012 had no comparable sale transaction.

Noninterest expense

The following table presents the components of total noninterest expense for the second quarter of 2013, compared to the second quarter of 2012.

Table 4 - Noninterest expense

	Three months ended June 30,		Change Increase (Decrease)
(dollars in thousands)	2013	2012	$	%

Personnel	$4,115	$3,761	$354	9%
Occupancy of premises, net	512	504	8	2
Furniture and equipment	489	461	28	6
Postage, stationery and supplies	157	134	23	17
Professional and legal	165	150	15	10
Marketing and advertising	254	197	57	29
FDIC insurance	138	189	(51)	(27)
Debit card processing	195	178	17	10
Charitable donations	11	34	(23)	(68)
External data processing	157	142	15	11
Foreclosed real estate including (gains) losses on sales	74	211	(137)	(65)
Impaired loan carrying costs	36	185	(149)	(81)
Other	854	806	48	6
Total noninterest expense	$7,157	$6,952	$205	(3)%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $354,000 or 9 percent increase in personnel expense was due largely to an increase in wage expense resulting from planned staff additions and normal business growth. An increase in employee benefit expenses also contributed, inc1uding increases in medical insurance, due to a greater level of claims, and employer paid 401K Plan costs.

Furniture and equipment—The $28,000 or 6 percent increase in furniture and equipment was due primarily normal business growth, which included increases in software license fees and maintenance and depreciation expense on computer hardware.

Marketing and advertising—The $57,000 or 29 percent increase in marketing expense was due to normal business growth and increased corporate initiatives such as branding, product advertising and internal promotions.

FDIC insurance—The $51,000 or 27 percent decrease in FDIC insurance premiums was due to a lower assessment rate, which resulted from improved financial performance by PeoplesBank. The FDIC uses various performance and risk metrics to classify financial institutions below $10 billion in total assets into four risk categories (1-4) with progressively higher assessments.

Foreclosed real estate including (gains) losses on sales—The $137,000 or 65 percent decrease in foreclosed real estate costs for the current quarter reflected a decrease in provisioning for impairment losses compared to the second quarter of 2012, which included a $308,000 provision associated with one property.

Impaired loan carrying costs—The $149,000 or 81 percent decrease in impaired loan carrying costs is an example of the variability of this line item expense, which is affected by variables such as economic and business conditions, the number and size of the loans in the impaired loan portfolio, financial capacity of the borrower or guarantor, and the value and liquidity of underlying collateral, among other factors.

Provision for income taxes

The provision for income tax for the second quarter of 2013 was $977,000, which was the same amount for the second quarter of 2012. For both periods, the Corporation’s statutory federal income tax rate was 34 percent. The Corporation’s effective income tax rate was 27 percent for the second quarter of 2013, compared to 26 percent for the second quarter of 2012. The effective tax rate differs from the statutory tax rate due to the impact of low-income housing credits and tax-exempt income, including income from bank owned life insurance.

Preferred stock dividends

Preferred stock dividends for the second quarter of 2013 totaled $62,000, compared to $71,000 for the second quarter of 2012, which equated to annualized dividend rates of 1 percent and 1.14 percent, respectively. The Corporation is currently paying the lowest permissible dividend rate under the U.S. Treasury’s Small Business Lending Fund Program (SBLF Program) as a result of adding loans that qualify for the SBLF Program in excess of a pre-determined loan portfolio baseline balance. Information about the SBLF Program is provided in this report at Note 10-Shareholders’ Equity.

Six months ended June 30, 2013,
compared to six months ended June 30, 2012

FINANCIAL HIGHLIGHTS

The Corporation earned net income available to common shareholders (earnings) totaling $5,182,000 for the first six months of 2013, compared to $4,810,000 for the same period of 2012. The $372,000 or 8 percent increase in earnings was primarily the result of increases in net interest income and noninterest income, and a decrease in preferred stock dividends, which more than offset increases in the provision for loan losses, noninterest expense and provision for income taxes, as described below.

The $699,000 or 4 percent pretax increase in net interest income for the first six months of 2013, compared to the same period of 2012, was due primarily to a decrease in funding costs resulting from a larger proportion of low cost core deposits to total deposits and lower rates generally paid on all deposit products, which reflected unusually low market interest rates. The average balance of interest earning assets, principally commercial loans, increased approximately $49 million or 5 percent for the first six months of 2013, compared to the same period of 2012. While the volume of earning assets increased, its effect on interest income was largely offset by lower yields, a reflection of the low interest rate environment.

The $320,000 or 64 percent increase in the provision for loan losses for the first six months of 2013, compared to the same period of 2012, was the amount needed to replenish the allowance for loan losses due to an increase in net charge-offs and to support a larger loan portfolio and thereby maintain the adequacy of the allowance for loan losses.

The $306,000 or 8 percent increase in total noninterest income for the first six months of 2013, compared to the same period of 2012, was primarily the result of increases in income from trust and investment services fees, service fees on deposits and gains from the sale of residential mortgage loans. Mortgage loan refinancing, and income therefrom, is expected to decrease for the remainder of the year as a consequence of saturation and the possibility of rising market interest rates.

The $188,000 or 1 percent increase in total noninterest expense for the first six months of 2013, compared to the same period of 2012, was due primarily to an increase in personnel expense as a result of planned staff additions, an increase in sales commissions due to increased loan production and normal business growth. An increase in employee benefit expenses also contributed, including increases in medical insurance, due to a greater level of claims, and employer paid 401K Plan costs. During the current period, carrying costs and loss provisions on impaired loans and foreclosed real estate decreased significantly, compared to the first six months of 2012, which helped to reduce the overall level of noninterest expense.

The $259,000 or 15 percent increase in the provision for income taxes for the first six months of 2013, compared to the same period of 2012, was primarily the result of the 7 percent increase in income before income taxes.

The $134,000 or 52 percent decrease in preferred stock dividends was the result of a decrease in the dividend rate caused by the addition of loans that qualified for the U.S. Treasury’s Small Business Lending Fund Program (SBLF Program). The annualized dividend rate in effect for the six month period ended June 30, 2013 was 1 percent, compared to approximately 2.07 percent for the same period in 2012.

The schedule below presents selected performance metrics for the six month periods ended June 30, 2013 and 2012.

	Six months ended June 30,
	2013	2012
Basic earnings per share	$1.15	$1.09
Diluted earnings per share	$1.13	$1.08
Cash dividend payout ratio	19.1%	15.7%
Return on average assets	0.99%	0.99%
Return on average equity	10.26%	10.53%
Net interest margin (tax equivalent)	3.83%	3.87%
Net overhead ratio	1.95%	2.06%
Efficiency ratio	61.64%	63.58%
Average equity to average assets	9.70%	9.40%

A more detailed analysis of the factors and trends affecting corporate earnings follows.

INCOME STATEMENT ANALYSIS

Net interest income

Net interest income for the six-month period ended June 30, 2013, was $18,453,000, an increase of $699,000 or 4 percent above the second quarter of 2012. The increase in net interest income was due primarily to a decrease in funding costs resulting from a larger proportion of low cost core deposits to total deposits and lower rates generally paid on all deposit products, which reflected unusually low market interest rates. Net interest income (tax equivalent basis) as a percentage of interest earning assets, i.e., net interest margin, was 3.83 percent for the first six months of 2013, compared to 3.87 percent for the same period of 2012.

The $251,000 or 1 percent decrease in total interest income for the current period, compared to the first six months of 2012, was due primarily to a decrease in yields on earning assets, which was reflective of the long duration of historically low market interest rates. Interest earning assets averaged $1.01 billion and yielded 4.70 percent (tax equivalent basis) for the current period, compared to $960 million and 4.98 percent, respectively, for the first six months of 2012. The average balance of interest earning assets, principally commercial loans, increased approximately $49 million or 5 percent for the first six months of 2013, compared to the first six months of 2012. While the volume of earning assets generally increased, its effect on interest income was largely offset by lower yields, a reflection of the low interest rate environment. The $498,000 decrease in interest income from investment securities was attributable to lower reinvestment yields and a decrease in the average volume invested.

The $950,000 or 18 percent decrease in total interest expense for the current period, compared to the first six months of 2012 resulted from a larger proportion of low cost core deposits to total deposits and lower rates generally paid on all deposit products, which reflected historically low market interest rates. Total interest bearing liabilities averaged $868 million at an average rate of 1.02 percent for the current period, compared to $843 million and 1.27 percent, respectively, for the first six months of 2012. The $25 million or 3 percent increase in the average volume of interest bearing liabilities reflected growth in core deposits, principally money market and demand deposits. The growth of core deposits is a particular focus of the Corporation because the rates are relatively low, are a source of fee income and provide the opportunity to cross-sell other financial products and services. The Corporation excludes time deposits in its definition of core deposits.

Table 5-Average Balances and Interest Rates (tax equivalent basis)

	Six months ended June 30,
	2013			2012
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Interest bearing deposits with banks	$33,543	$42	0.25%	$30,308	$38	0.25%
Investment securities:
Taxable	124,327	1,275	2.07	147,754	1,824	2.48
Tax-exempt	93,908	1,840	3.95	79,433	1,760	4.46
Total investment securities	218,235	3,115	2.88	227,187	3,584	3.17

Loans:
Taxable (1)	746,601	20,072	5.42	688,965	19,761	5.77
Tax-exempt	10,874	306	5.67	13,798	407	5.93
Total loans	757,475	20,378	5.43	702,763	20,168	5.77
Total earning assets	1,009,253	23,535	4.70	960,258	23,790	4.98
Other assets (2)	57,607			63,865
Total assets	$1,066,860			$1,024,123
Liabilities and Shareholders’ Equity Deposits:
Interest bearing demand	$364,209	$671	0.37%	$326,904	$651	0.40%
Savings	36,967	46	0.25	32,929	41	0.25
Time	408,478	3,243	1.60	428,334	4,179	1.96
Total interest bearing deposits	809,654	3,960	0.99	788,167	4,871	1.24
Short-term borrowings	20,592	57	0.56	17,302	53	0.62
Long-term debt	37,387	364	1.96	37,252	407	2.20
Total interest bearing liabilities	867,633	4,381	1.02	842,721	5,331	1.27

Noninterest bearing deposits	88,363			78,724
Other liabilities	7,377			6,421
Shareholders’ equity	103,487			96,257

Total liabilities and shareholders’ equity	$1,066,860			$1,024,123
Net interest income		$19,154			$18,459
Net interest margin (3)			3.83%			3.87%

(1)	Average balance includes average nonaccrual loans of $10,249,000 for 2013 and $12,769,000 for 2012. Interest includes net loan fees of $721,000 for 2013 and $419,000 for 2012.
(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.
(3)	Net interest income annualized as a percentage of average earning assets.

Table 6-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Six months ended June 30, 2013 vs. 2012
	Increase (decrease) due to change in
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$4	$0	$4
Investment securities:
Taxable	(257)	(292)	(549)
Tax-exempt	321	(241)	80
Loans:
Taxable	1,990	(1,679)	311
Tax-exempt	(86)	(15)	(101)
Total interest income	1,972	(2,227)	(255)
Interest Expense
Deposits:
Interest bearing demand	65	(45)	20
Savings	5	0	5
Time	(194)	(742)	(936)
Short-term borrowings	10	(6)	4
Long-term debt	1	(44)	(43)
Total interest expense	(113)	(837)	(950)
Net interest income	$2,085	$(1,390)	$695

Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for loan losses

For the six-month period ended June 30, 2013, the provision for loan losses was $820,000, which was the level needed to replenish an increase in net charge-offs and to support a larger loan portfolio and thereby maintain the adequacy of the allowance for loan losses. Comparatively, the provision was $500,000 for the first six months of 2012. More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 54.

Noninterest income

The following table presents the components of total noninterest income for the six month periods ended June 30, 2013 and 2012.

Table 7 - Noninterest income

	Six months ended June 30,		Change Increase (Decrease)
(dollars in thousands)	2013	2012	$	%

Trust and investment services fees	$937	$813	$124	15%
Income from mutual fund, annuity and insurance sales	422	431	(9)	(2)
Service charges on deposit accounts	1,304	1,244	60	5
Income from bank owned life insurance	351	330	21	6
Other income	346	332	14	4
Net gain on sales of loans held for sale	641	540	101	19
Net gain on sales of securities	44	49	(5)	(10)
Total noninterest income	$4,045	$3,739	$306	8%

The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The $124,000 or 15 percent increase in trust and investment services fees was due in part to the periodic recognition of approximately $68,000 in estate fees, appreciation in the market value of managed accounts, upon which some fees are based, and growth in traditional trust business.

Income from mutual fund, annuity and insurance sales—The $9,000 or 2 percent decrease in income from the sale of mutual fund, annuity and insurance products by Codorus Valley Financial Advisors (CVFA), a subsidiary of PeoplesBank, was a result of the resignation of three registered representatives who left CVFA in April 2013.

Service charges on deposit accounts—The $60,000 or 5 percent increase in service charge income was due primarily to an increase in debit card revenue as a result of normal business growth.

Income from bank owned life insurance (BOLI)—The $21,000 or 6 percent increase in income from BOLI was due to an additional investment totaling $5.3 million in February 2013. Of this total $4.7 million was invested with Massachusetts Mutual Life Insurance Company and $0.6 million was invested with Midland National Life Insurance Company. The initial tax-exempt yield on this investment was approximately 3.77 percent or 5.71 percent on a taxable equivalent basis.

Net gain on sales of loans held for sale—The $101,000 or 19 percent increase in gains from the sale of residential mortgage loans resulted from an increase in loan origination volumes due to increased refinancing activity. Mortgage loan refinancing, and income therefrom, is expected to decrease for the remainder of the year as a consequence of saturation and the possibility of rising market interest rates.

Noninterest expense

The following table presents the components of total noninterest expense for the six month periods ended June 30, 2013 and 2012.

Table 8 - Noninterest expense

	Six months ended June 30,		Change Increase (Decrease)
(dollars in thousands)	2013	2012	$	%

Personnel	$8,295	$7,439	$856	12%
Occupancy of premises, net	1,023	1,012	11	1
Furniture and equipment	1,005	924	81	9
Postage, stationery and supplies	307	268	39	15
Professional and legal	302	309	(7)	(2)
Marketing and advertising	400	407	(7)	(2)
FDIC insurance	309	408	(99)	(24)
Debit card processing	373	355	18	5
Charitable donations	486	481	5	1
External data processing	304	270	34	13
Foreclosed real estate including (gains) losses on sales	137	804	(667)	(83)
Impaired loan carrying costs	115	230	(115)	(50)
Other	1,354	1,315	39	3
Total noninterest expense	$14,410	$14,222	$188	1%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $856,000 or 12 percent increase in personnel expense was due largely to an increase in wage expense resulting from planned staff additions, an increase in sales commissions due to increased loan production and normal business growth. An increase in employee benefit expenses also contributed, including increases in medical insurance, due to a greater level of claims, and employer paid 401K Plan costs. Effective January 1, 2013, PeoplesBank increased 401K Plan matching contributions to 100 percent up to the first 4 percent of an employee’s compensation contributed to the Plan, compared to a 50 percent match up to the first 6 percent contributed, for 2012.

Furniture and equipment—The $81,000 or 9 percent increase in furniture and equipment was due primarily normal business growth, which included increases in software license fees and maintenance and depreciation expense on computer hardware.

FDIC insurance—The $99,000 or 24 percent decrease in FDIC insurance premiums was due to a lower assessment rate, which resulted from improved financial performance by PeoplesBank. The FDIC uses various performance and risk metrics to classify financial institutions below $10 billion in total assets into four risk categories (1-4) with progressively higher assessments.

Foreclosed real estate including (gains) losses on sales—The $667,000 or 83 percent decrease in foreclosed real estate costs for the current period reflected a decrease in provisioning for impairment losses compared to the first six months of 2012, which included provisions associated with three unrelated properties.

Impaired loan carrying costs—The $115,000 or 50 percent decrease in impaired loan carrying costs is an example of the variability of this line item expense, which is affected by variables such as economic and business conditions, the number and size of the loans in the impaired loan portfolio, financial capacity of the borrower or guarantor, and the value and liquidity of underlying collateral, among other factors.

Provision for income taxes

The provision for income tax for the first six months of 2013 was $1,961,000, compared to $1,702,000 for the first six months of 2012. The $259,000 increase in the provision for income taxes was primarily the result of the increase in taxable income as evidenced by the 7 percent increase in income before income taxes. For both periods, the Corporation’s statutory federal income tax rate was 34 percent. The Corporation’s effective income tax rate was 27 percent for the first six months of 2013, compared to 25 percent for the first six months of 2012. The effective tax rate differs from the statutory tax rate due to the impact of low-income housing credits and tax-exempt income, including income from bank owned life insurance.

Preferred stock dividends

Preferred stock dividends for the first six months of 2013 were $125,000, compared to $259,000 for the same period of 2012. The $134,000 or 52 percent decrease was the result of a decrease in the dividend rate caused by the addition of loans that qualified for the U.S. Treasury’s Small Business Lending Fund Program (SBLF Program). The annualized dividend rate in effect for the six month period ended June 30, 2013 was 1 percent, compared to approximately 2.07 percent for the same period in 2012. Information about the SBLF Program is provided in this report at Note 10-Shareholders’ Equity.

BALANCE SHEET REVIEW

Securities available-for-sale

At June 30, 2013, the fair value of securities available-for-sale totaled $221 million, which represented an approximate 6 percent decrease compared to the $234 million value at year-end 2012. During the current period, investable funds were reserved for higher yielding lending opportunities. The composition of the Corporation’s investment securities portfolio is provided in Note 3-Securities.

On January 1, 2013, provision 939(a) of the Dodd-Frank Act became effective changing the definition of investment grade by removing reliance on credit ratings by national statistical rating organizations. Investment grade under the revised definition requires an active review (i.e., pre-purchase and post-purchase credit risk analysis) of the obligor to determine that the obligor has an adequate capacity to meet its financial commitments and more specifically that the risk of default is low and that full and timely repayment of principal and interest is expected. Obligations of the U.S. government and U.S. government sponsored enterprises are not subject to the due diligence requirement; however, municipal and corporate obligations are subject to the new requirement.

Loans

On June 30, 2013, total loans, net of deferred fees, totaled $769 million, which was $31 million or 4 percent higher than the year-end 2012 level. The increase in volume was due primarily to an increase in other commercial loans, principally within the health and professional services and recreational sectors. An increase in home equity loans also contributed to the overall increase in loans. The composition of the Corporation’s loan portfolio at June 30, 2013, compared to December 31, 2012, is provided in Note 5—Loans.

Other assets

On June 30, 2013, other assets totaled $37 million, which was $6 million or 20 percent higher than the year-end 2012 level as a result of an investment in bank owned life insurance (BOLI). As a revenue raising strategy, PeoplesBank purchased $5.3 million of BOLI in February 2013. Of this total, $4.7 million was invested with Massachusetts Mutual Life Insurance Company and $0.6 million was invested with Midland National Life Insurance Company. The selection of these insurers was based on their high credit rating and reputation, competitive tax-exempt yield and to accomplish diversification among insurers for the BOLI portfolio. The level of BOLI investment, including the $5.3 million addition, is estimated at 20 percent of PeoplesBank’s Tier 1 capital at June 30, 2013, which is well within PeoplesBank’s investment limitation of 25 percent of Tier 1 capital.

Deposits

On June 30, 2013, deposits totaled $925 million, which represented a $24 million or 3 percent increase compared to the level at year-end 2012. The increase in total deposits occurred primarily within the demand and savings categories, while money market deposits decreased as some depositors redeployed their funds to the capital markets seeking higher returns. The composition of the Corporation’s deposit portfolio at June 30, 2013, is provided in Note 7—Deposits.

Long-term debt

On June 30, 2013, long-term debt totaled $41 million, which was $10 million or 32 percent above the year-end 2012 level. The increase reflected a $10 million advance from the Federal Home Loan Bank of Pittsburgh that provides liquidity and acts as a hedge against rising market interest rates. The advance has a balloon maturity in March 2018 and a 1.17 percent fixed rate of interest. A listing of outstanding long-term debt obligations is provided in Note 8—Long-term Debt.

Shareholders’ equity and capital adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Total shareholders’ equity was approximately $103 million on June 30, 2013, an increase of approximately $2 million or 2 percent, compared to the level at December 31, 2012. The increase was primarily the result of an increase in retained earnings from profitable operations, which more than offset the decrease in accumulated other comprehensive income (OCI). The decrease in OCI reflected a decline in unrealized gains from the investment securities portfolio caused by an increase in market interest rates most likely the result of remarks made by the chairman of the Federal Reserve Bank about the timing of when the Federal Reserve might unwind its “quantitative easing” policy.

Dividends on preferred stock

As previously disclosed, the Corporation participates in the U.S. Department of the Treasury’s Small Business Lending Fund Program (SBLF Program). Information about the SBLF Program can be found in this report at Note 10—Shareholders’ Equity. For the quarter ended June 30 2013, accrued dividends equated to an annualized dividend rate of 1 percent on the $25 million of preferred stock outstanding. Comparatively, for the quarters ended December 31 and June 30 of 2012, the annualized dividend rates were 1 percent and approximately 1.14 percent, respectively.

Dividends on common stock

The Corporation typically pays cash dividends on its common stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other factors. On July 9, 2013, the Board of Directors declared a quarterly cash dividend of $0.12 per common share payable on August 13, 2013, to shareholders of record at the close of business on July 23, 2013. This dividend represents an increase of $0.01 or 9 percent above the $0.11 per share dividend paid in May and February of 2013.

Capital adequacy

Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 9—Regulatory Matters, to the financial statements. We believe that Codorus Valley and PeoplesBank were well capitalized on June 30, 2013, based on regulatory capital guidelines.

On July 2, 2013, the Board of Governors of the Federal Reserve System finalized its rule implementing the Basel III regulatory capital framework, which the FDIC adopted on July 9, 2013. Under the rule, minimum requirements will increase both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5 percent and a common equity tier 1 conservation buffer of 2.5 percent of risk-weighted assets that will apply to all supervised financial institutions. The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent for all banking organizations. The new rule increases the risk weights for past-due loans, certain commercial real estate loans and some equity exposures, and makes selected other changes in risk weights and credit conversion factors. The rule for smaller, less complex institutions, which includes the Corporation, takes effect January 1, 2015.

The new rule provides that, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold the 2.5 percent capital conservation buffer, which is to be phased in over a four year period beginning January 1, 2016, with the full 2.5 percent required as of January 1, 2019. The transition schedule for new ratios, including the capital conservation buffer, is as follows:

	As of January 1:
	2015	2016	2017	2018	2019
Minimum common equity tier 1 capital ratio	4.5%	4.5%	4.5%	4.5%	4.5%
Common equity tier 1 capital conservation buffer	N/A	0.625%	1.25%	1.875%	2.5%
Minimum common equity tier 1 capital ratio plus capital conservation buffer	4.5%	5.125%	5.75%	6.375%	7.0%
Phase-in of most deductions from common equity tier 1 capital	40%	60%	80%	100%	100%
Minimum tier 1 capital ratio	6.0%	6.0%	6.0%	6.0%	6.0%
Minimum tier 1 capital ratio plus capital conservation buffer	N/A	6.625%	7.25%	7.875%	8.5%
Minimum total capital ratio	8.0%	8.0%	8.0%	8.0%	8.0%
Minimum total capital ratio plus capital conservation buffer	N/A	8.625%	9.25%	9.875%	10.5%

As fully phased in, a banking organization with a buffer greater than 2.5% would not be subject to limits on dividend payments or discretionary bonus payments; however, a banking organization with a buffer less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The new rule also prohibits a banking organization from making dividend payments or discretionary bonus payments if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% as of the beginning of that quarter. Eligible net income is defined as net income for the 4 calendar quarters preceding the current calendar quarter, net of any distributions and associated tax effects not already reflected in net income. A summary of payout restrictions based on the capital conservation buffer is as follows:

Capital Conservation Buffer (as a % of risk-weighted assets)	Maximum Payout (as a % of eligible retained income)
Greater than 2.5%	No payout limitation applies
≤2.5% and >1.875%	60%
≤1.875% and >1.25%	40%
≤1.25% and >0.625%	20%
≤0.625%	0%

The Corporation plans to manage its capital to ensure compliance with the Basel III capital rules.

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

Nonperforming assets

The following table presents asset categories posing the greatest risk of loss and related ratios. We generally place a loan on nonaccrual status and cease accruing interest income, i.e., recognize interest income on a cash basis, as long as the loan is sufficiently collateralized, when loan payment performance is unsatisfactory and the loan is past due 90 days or more. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank. The final category, troubled debt restructurings, pertains to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. The paragraphs below explain significant changes in the aforementioned categories as of June 30, 2013, compared to December 31, 2012. Nonperforming assets are under the purview of in-house counsel who continuously monitors and manages the collection of these accounts. Additionally, an internal asset quality control committee meets monthly to review nonperforming assets. We generally rely on appraisals performed by independent licensed appraisers to determine the value of collateral for impaired collateral-dependent loans. Generally, an appraisal is performed when: an account reaches 60 days past due, unless a certified appraisal was completed within the past six months; market values have changed significantly; the condition of the property has changed significantly; or the existing appraisal is outdated. In instances where the value of the collateral net of costs to sell is less than the net carrying amount for impaired commercial related loans, a specific loss allowance is established for the difference by recording a loss provision to the income statement. When it is probable that some portion or an entire loan balance will not be collected, that amount is charged off as loss against the allowance.

Table 9-Nonperforming Assets

(dollars in thousands)	June 30, 2013	December 31, 2012

Nonaccrual loans	$8,841	$6,232
Nonaccrual loans, troubled debt restructurings	2,231	2,110
Accruing loans 90 days or more past due	57	186
Total nonperforming loans	11,129	8,528
Foreclosed real estate, net of allowance	3,441	3,633
Total nonperforming assets	$14,570	$12,161
Accruing troubled debt restructurings	$3,571	$3,550

Total period-end loans, net of deferred fees	$768,600	$737,134
Allowance for loan losses (ALL)	$9,459	$9,302
ALL as a % of total period-end loans	1.23%	1.26%
Annualized net charge-offs as a % of average total loans	0.18%	0.16%
ALL as a % of nonperforming loans	85.00%	109.08%
Nonperforming loans as a % of total period-end loans	1.45%	1.16%
Nonperforming assets as a % of total period-end loans and net foreclosed real estate	1.89%	1.64%
Nonperforming assets as a % of total period-end assets	1.33%	1.15%
Nonperforming assets as a % of total period-end shareholders’ equity	14.11%	12.00%

The current level of nonperforming assets has increased by approximately $2.4 million or 20 percent when compared to year-end 2012, primarily as a result of the addition of two unrelated commercial loans to nonaccrual status. Generally, we remain concerned about prolonged weak economic conditions and the corresponding effects it has on our commercial borrowers.

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

On June 30, 2013, the nonperforming loan portfolio balance totaled $11,129,000 and was comprised primarily of collateralized commercial loans. Comparatively, nonperforming loans totaled $8,528,000 at year-end 2012. During the quarter ended March 31, 2013, two unrelated commercial loans experiencing deteriorating financial condition were reclassified to nonaccrual status described as loan no. 2 and loan no. 3, below. On June 30, 2013, the nonaccrual loan portfolio was comprised of twenty-seven unrelated loan relationships with outstanding principal balances ranging in size from $3,000 to $2,073,000. Six unrelated commercial relationships, which represent 78 percent of the nonperforming loan portfolio balance, are described below.

Loan no. 1—At June 30, 2013, the outstanding principal balance of the loan relationship was $2,073,000, collateralized by commercial rental properties whose rents are assigned to PeoplesBank. Based on a recent appraisal of the primary real estate collateralizing the relationship, we believe that the loans are adequately collateralized. The borrower is presently operating under a troubled debt restructuring agreement.

Loan no. 2—At June 30, 2013, the outstanding principal balance of the loan relationship was $2,025,000, collateralized by a portfolio of investment properties. The Bank is presently pursuing its legal remedies to recover the amount due and the borrower is attempting to liquidate selected properties. A $400,000 allowance for loan losses was established for this relationship in the year 2012.

Loan no. 3—At June 30, 2013, the outstanding principal balance of the loan relationship was $1,551,000, collateralized by residential and commercial properties. We believe that the loan is adequately collateralized and are pursuing legal remedies to recover the amount due. Note: During July 2013, one of the properties was sold and the Bank recovered approximately $322,000, which was applied to the principal balance.

Loan no. 4—At June 30, 2013, the outstanding principal balance of the loan relationship was $1,349,000, collateralized by two commercial properties. Based on an independent appraisal of the real estate collateralizing the relationship, we believe that the loans are adequately collateralized. The Bank is presently pursuing its legal remedies to recover the amount due.

Loan no. 5—At June 30, 2013, the outstanding principal balance of the loan relationship was $1,280,000, which represents three commercial loans guaranteed from 70% to 80%, depending upon the specific loan, by the U.S. Department of Agriculture. A $120,000 allowance for loan losses was established in a prior period for this relationship. Several parcels of improved real estate provide collateral for the loans, which are presently listed for sale.

Loan no. 6— PeoplesBank owns a 62.5 percent participation interest in this loan relationship. The carrying value of the Bank’s principal at June 30, 2013, was $375,000, which reflects a $210,000 charge-off recognized in the second quarter of 2013 and the reduction of approximately $271,000 from recoveries by the guarantors since year-end 2012. The Bank anticipates collection in full of the outstanding balance based on a recent agreement with the guarantors.

Foreclosed real estate

On June 30, 2013, foreclosed real estate, net of allowance, totaled $3,441,000, compared to $3,633,000 at December 31, 2012. On June 30, 2013, the portfolio was comprised of four unrelated accounts ranging in size from $259,000 to $1,314,000 (net of allowance and charge-offs), which, with the exception of property no. 1, we are actively attempting to liquidate. If a valuation allowance for probable loss has been established for a particular property it is so noted in the property description below. Further valuation allowances may be required on any foreclosed property as additional information becomes available or conditions change. Foreclosed real estate is included in the other assets category on the Corporation’s balance sheet. Three unrelated foreclosed real estate properties, which represent the majority of the foreclosed real estate portfolio balance, are described below.

Property no. 1— The carrying amount of this property at June 30, 2013 was $1,314,000, which is net of a $1,984,000 allowance for probable loss based on an independent appraisal less estimated selling costs. This account is collateralized by 266 acres of unimproved land that is zoned for residential development. Based on information obtained in 2012, plans to obtain a formal development plan were suspended with the intent to temporarily retain the property and investigate other development, disposition or income generating options at some future date.

Property no. 2— The carrying amount of this property at June 30, 2013 was $1,088,000, which is net of a $1,627,000 allowance for probable loss based on the results of an independent appraisal less estimated selling costs. This account is collateralized by 136 approved residential building lots. Of this total, 29 lots are improved. Management is evaluating its disposition options with regard to this property.

Property no. 3—The carrying amount of this property at June 30, 2013 was $780,000, which represents the value of the borrower’s personal residence presently listed for sale less estimated selling costs.

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

The following table presents an analysis of the activity in the allowance for loan losses for the six months ended June 30, 2013 and 2012. The increase in the allowance was generally supported by an increase in the balance of the loan portfolio. The level of annualized net charge-offs for both periods was relatively consistent with prior periods. However, prolonged weakness in economic and business conditions, a relatively high level of unemployment and erosion of real estate values, which adversely affect our borrowers’ ability to service their loans, remain and can cause significant fluctuations in the level of charge-offs and provision expense from one period to another. Based on a comprehensive analysis of the loan portfolio, we believe that the allowance for loan losses was adequate at June 30, 2013.

Table 10 -Analysis of Allowance for Loan Losses

(dollars in thousands)	2013	2012
Balance-January 1,	$9,302	$8,702

Provision charged to operating expense	820	500

Loans charged off:
Commercial, financial and agricultural	497	331
Real estate - construction and land development	0	2
Real estate - residential mortgages	28	39
Consumer and home equity	208	204
Total loans charged off	733	576
Recoveries:
Commercial, financial and agricultural	22	11
Real estate - residential mortgages	2	41
Consumer and home equity	46	12
Total recoveries	70	64
Net charge-offs	663	512
Balance-June 30,	$9,459	$8,690

Ratios:
Allowance for loan losses as a % of total period-end loans	1.23%	1.23%
Annualized net charge-offs as a % of average total loans	0.18%	0.15%
Allowance for loan losses as a % of nonperforming loans	85.00%	79.88%

Liquidity risk management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan customers, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, it provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are scheduled investment security maturities and cash inflows, funds received from customer loan payments, and asset sales. The primary sources of liability liquidity are deposit growth, short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At June 30, 2013, we believe that liquidity was adequate based upon the $54 million level of interest bearing deposits with banks, the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $80 million and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $189 million. The Corporation’s loan-to-deposit ratio was 83 percent at June 30, 2013, compared to 82 percent at year-end 2012.

Off-balance sheet arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on June 30, 2013, totaled $322 million and consisted of $188 million in unfunded commitments under existing loan facilities, $114 million to grant new loans and $20 million in letters of credit. Normally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, the Corporation’s disclosure controls and procedures are effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints, that the benefits of controls must be considered relative to their costs, and inherent limitations that may not prevent fraud, particularly by collusion of two or more people or by management override of a control.

There has been no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2013, that has materially affected or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal proceedings

The Corporation and PeoplesBank are involved in routine litigation incidental to their business. There are no legal proceedings pending against the Corporation or any of its subsidiaries which are expected to have a material impact upon the consolidated financial position and/or operating results of the Corporation. Management is not aware of any proceedings known or contemplated by government authorities.

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

The Corporation has a Share Repurchase Program (Program), which was authorized in 1995, and periodically amended, to permit the purchase of up to a maximum of 4.9 percent of the outstanding shares of the Corporation’s common stock at a price per share no greater than 200 percent of the latest quarterly published book value. For the six month period ended June 30, 2013 and the year ended December 31, 2012, the Corporation had not acquired any of its common stock under the Program. The U.S, Treasury’s Small Business Lending Fund (SBLF) agreement imposes limits on the ability of the Corporation to repurchase shares of common stock if it fails to declare and pay quarterly dividends on the SBLF preferred stock.

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

101

Financial statements from the Quarterly Report on Form 10-Q of Codorus Valley Bancorp, Inc. for the quarter ended June 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholder’s Equity, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Codorus Valley Bancorp, Inc.
(Registrant)

August 13, 2013	/s/ Larry J. Miller
Date	Larry J. Miller
President & CEO
(Principal Executive Officer)

August 13, 2013	/s/ Jann A. Weaver
Date	Jann A. Weaver
Treasurer & Assistant Secretary
(Principal Financial and Accounting Officer)