Form 10-Q
period 2013-09-30
CODORUS VALLEY BANCORP INC
filed 2013-11-12
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2013
or
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On November 1, 2013, 4,791,194 shares of common stock, par value $2.50, were outstanding, which includes the effect of the 5 percent common stock dividend declared October 8, 2013.

Codorus Valley Bancorp, Inc.
Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.
Consolidated Balance Sheets
Unaudited

(dollars in thousands, except share and per share data)	September 30, 2013	December 31, 2012
Assets
Interest bearing deposits with banks	$1,294	$34,866
Cash and due from banks	15,853	14,891
Total cash and cash equivalents	17,147	49,757
Securities, available-for-sale	239,129	234,062
Restricted investment in bank stocks, at cost	3,608	2,863
Loans held for sale	1,826	3,091
Loans (net of deferred fees of $1,808 - 2013 and $1,186 - 2012)	813,661	737,134
Less-allowance for loan losses	(9,449)	(9,302)
Net loans	804,212	727,832
Premises and equipment, net	14,289	11,493
Other assets	36,568	30,639
Total assets	$1,116,779	$1,059,737

Liabilities
Deposits
Noninterest bearing	$98,848	$88,476
Interest bearing	823,467	812,831
Total deposits	922,315	901,307
Short-term borrowings	31,535	19,356
Long-term debt	50,513	30,815
Other liabilities	6,683	6,928
Total liabilities	1,011,046	958,406

Shareholders’ equity
Preferred stock, par value $2.50 per share; $1,000 liquidation preference, 1,000,000 shares authorized; 25,000 Series B shares issued and outstanding - 2013 and 2012	25,000	25,000
Common stock, par value $2.50 per share; 15,000,000 shares authorized; shares issued and outstanding: 4,755,476 at September 30, 2013 and 4,482,319 at December 31, 2012	11,889	11,206
Additional paid-in capital	44,777	40,524
Retained earnings	21,101	18,868
Accumulated other comprehensive income	2,966	5,733
Total shareholders’ equity	105,733	101,331
Total liabilities and shareholders’ equity	$1,116,779	$1,059,737

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Income
Unaudited

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share data)	2013	2012	2013	2012
Interest income
Loans, including fees	$10,415	$10,129	$30,692	$30,163
Investment securities:
Taxable	788	834	2,054	2,651
Tax-exempt	590	608	1,830	1,797
Dividends	9	2	18	9
Other	17	35	59	73
Total interest income	11,819	11,608	34,653	34,693

Interest expense
Deposits	1,889	2,444	5,849	7,315
Federal funds purchased and other short-term borrowings	34	36	91	89
Long-term debt	201	197	565	604
Total interest expense	2,124	2,677	6,505	8,008
Net interest income	9,695	8,931	28,148	26,685
Provision for loan losses	150	650	970	1,150
Net interest income after provision for loan losses	9,545	8,281	27,178	25,535

Noninterest income
Trust and investment services fees	510	450	1,447	1,263
Income from mutual fund, annuity and insurance sales	74	227	496	658
Service charges on deposit accounts	688	635	1,992	1,879
Income from bank owned life insurance	192	157	543	487
Other income	157	151	503	483
Net gain on sales of loans held for sale	233	293	874	833
Net gain on sales of securities	0	382	44	431
Total noninterest income	1,854	2,295	5,899	6,034

Noninterest expense
Personnel	4,191	3,806	12,486	11,245
Occupancy of premises, net	496	485	1,519	1,497
Furniture and equipment	538	490	1,543	1,414
Postage, stationery and supplies	131	116	438	384
Professional and legal	187	155	489	464
Marketing and advertising	341	259	741	666
FDIC insurance	154	181	463	589
Debit card processing	204	181	577	536
Charitable donations	32	26	518	507
External data processing	164	149	468	419
Foreclosed real estate including (gains) losses on sales	277	1,498	414	2,302
Impaired loan carrying costs	128	36	243	266
Other	889	812	2,243	2,127
Total noninterest expense	7,732	8,194	22,142	22,416
Income before income taxes	3,667	2,382	10,935	9,153
Provision for income taxes	990	511	2,951	2,213
Net income	2,677	1,871	7,984	6,940
Preferred stock dividends	62	62	187	321
Net income available to common shareholders	$2,615	$1,809	$7,797	$6,619
Net income per common share, basic	$0.55	$0.39	$1.65	$1.42
Net income per common share, diluted	$0.54	$0.38	$1.62	$1.40

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Comprehensive Income
Unaudited

	Three months ended September 30,
(dollars in thousands)	2013	2012
Net income	$2,677	$1,871
Other comprehensive (loss) income:
Securities available for sale:
Net unrealized holding gains arising during the period (net of tax expense of $89 and $447, respectively)	173	868
Reclassification adjustment for (gains) losses included in net income (net of tax expense of $0 and $130, respectively) (a) (b)	0	(252)
Net unrealized gains	173	616
Comprehensive income	$2,850	$2,487

	Nine months ended September 30,
(dollars in thousands)	2013	2012
Net income	$7,984	$6,940
Other comprehensive (loss) income:
Securities available for sale:
Net unrealized holding (losses) gains arising during the period (net of tax (benefit) expense of $(1,410) and $618, respectively)	(2,738)	1,199
Reclassification adjustment for (gains) included in net income (net of tax expense of $15 and $147, respectively) (a) (b)	(29)	(284)
Net unrealized (losses) gains	(2,767)	915
Comprehensive income	$5,217	$7,855

(a)	Amounts are included in net gain on sales of securities on the Consolidated Statements of Income within noninterest income.
(b)	Income tax amounts are included in provision for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Cash Flows
Unaudited

	Nine months ended September 30,
(dollars in thousands)	2013	2012
Cash flows from operating activities
Net income	$7,984	$6,940
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	1,116	1,028
Net amortization of premiums on securities	997	1,049
Amortization of deferred loan origination fees and costs	(404)	(201)
Amortization of intangible assets	0	22
Provision for loan losses	970	1,150
Provision for losses on foreclosed real estate	125	2,273
Amortization of investment in real estate partnership	242	258
Increase in cash surrender value and death benefit on bank owned life insurance	(543)	(487)
Originations of loans held for sale	(46,719)	(47,539)
Proceeds from sales of loans held for sale	48,600	47,388
Net gain on sales of loans held for sale	(874)	(833)
Gain on disposal of premises and equipment	0	7
Net gain on sales of securities available-for-sale	(44)	(431)
Net (gain) loss on sales of foreclosed real estate	(15)	167
Stock-based compensation	236	234
Decrease in interest receivable	61	107
Decrease (increase) in other assets	1,270	(229)
Decrease in interest payable	(94)	(21)
Decrease in other liabilities	(143)	(1,020)
Net cash provided by operating activities	12,765	9,862

Cash flows from investing activities
Purchases of securities, available-for-sale	(43,348)	(51,533)
Maturities, repayments and calls of securities, available-for-sale	32,209	32,272
Sales of securities, available-for-sale	927	15,920
(Purchase) redemption of restricted investment in bank stock	(745)	655
Net increase in loans made to customers	(77,240)	(40,218)
Purchases of premises and equipment	(3,912)	(798)
Investment in bank owned life insurance	(5,307)	(237)
Proceeds from bank owned life insurance	0	206
Investment in foreclosed real estate	0	(17)
Proceeds from sales of foreclosed real estate	207	9,967
Net cash used in investing activities	(97,209)	(33,783)

Cash flows from financing activities
Net increase in demand and savings deposits	27,664	38,842
Net (decrease) increase in time deposits	(6,656)	2,213
Net increase in short-term borrowings	12,179	13,936
Proceeds from issuance of long-term debt	20,000	0
Repayment of long-term debt	(302)	(10,650)
Tax benefit on vested restricted stock	0	27
Cash dividends paid to preferred shareholders	(187)	(571)
Cash dividends paid to common shareholders	(1,531)	(1,223)
Issuance of common stock	667	411
Net cash provided by financing activities	51,834	42,985
Net (decrease) increase in cash and cash equivalents	(32,610)	19,064
Cash and cash equivalents at beginning of year	49,757	32,195
Cash and cash equivalents at end of period	$17,147	$51,259

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
Unaudited

(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2013	$25,000	$11,206	$40,524	$18,868	$5,733	$101,331
Net income				7,984		7,984
Other comprehensive loss, net of tax					(2,767)	(2,767)
Common stock cash dividends ($0.324 per share, adjusted)				(1,531)		(1,531)
5% common stock dividend, 226,451 shares at fair value		566	3,467	(4,033)		0
Preferred stock cash dividends				(187)		(187)
Stock-based compensation			236			236
Issuance of common stock:
15,429 shares under the dividend reinvestment and stock purchase plan		38	229			267
27,031 shares under the stock option plan		68	278			346
4,246 shares under employee stock purchase plan		11	43			54

Balance, September 30, 2013	$25,000	$11,889	$44,777	$21,101	$2,966	$105,733

Balance, January 1, 2012	$25,000	$10,507	$37,253	$14,558	$5,924	$93,242
Net income				6,940		6,940
Other comprehensive income, net of tax					915	915
Common stock cash dividends ($0.264 per share, adjusted)				(1,223)		(1,223)
5% common stock dividend, 212,008 shares at fair value		530	2,480	(3,010)		0
Preferred stock cash dividends				(321)		(321)
Stock-based compensation			261			261
Issuance of common stock:
17,339 shares under the dividend reinvestment and stock purchase plan		43	180			223
14,241 shares under the stock option plan		35	110			145
5,966 shares under employee stock purchase plan		15	28			43

Balance, September 30, 2012	$25,000	$11,130	$40,312	$16,944	$6,839	$100,225

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

The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of September 30, 2013 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

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

As disclosed in Note 5-Loans, the Corporation engages in commercial and consumer lending. Loans are made within the Corporation’s primary market area and surrounding areas, and include the purchase of whole loan or participation interests in loans from other financial institutions or private equity companies. Commercial related loans, which pose the greatest risk of loss to the Corporation, whether originated or purchased, are generally secured by real estate. Within the broad commercial loan segment, the builder & developer and commercial real estate investor loan classes generally present a higher level of risk than other commercial loan classifications. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties, unstable real estate prices and the dependency upon successful construction and sale or operation of the real estate project. Within the consumer loan segment, junior (i.e., second) liens present a slightly higher risk to the Corporation because economic and housing market conditions can adversely affect the underlying value of the collateral and the ability of some borrowers to service their debt.

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

Banking regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to the Corporation. Based on a comprehensive analysis of the loan portfolio, the Corporation believes that the level of the allowance for loan losses at September 30, 2013 is adequate.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, based upon an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a charge-off. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At September 30, 2013, foreclosed real estate, net of allowance, was $3,867,000, compared to $3,633,000 for December 31, 2012.

Per Common Share Computations

All per share computations include the effect of stock dividends declared, including a 5% common stock dividend declared October 8, 2013. The computation of net income per common share is provided in the table below.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Net income available to common shareholders	$2,615	$1,809	$7,797	$6,619

Weighted average shares outstanding (basic)	4,751	4,671	4,730	4,654
Effect of dilutive stock options	94	77	89	60
Weighted average shares outstanding (diluted)	4,845	4,748	4,819	4,714

Basic earnings per common share	$0.55	$0.39	$1.65	$1.42
Diluted earnings per common share	$0.54	$0.38	$1.62	$1.40

Anti-dilutive stock options excluded from the computation of earnings per share	4	81	33	87

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

Supplemental cash flow information is provided in the table below.

	Nine months ended September 30,
(dollars in thousands)	2013	2012
Cash paid during the period for:
Income taxes	$2,490	$2,727
Interest	$6,599	$8,029

Noncash investing activities:
Transfer of loans to foreclosed real estate	$551	$231
Transfer of loans held for sale to the held-to-maturity portfolio	$258	$0
Increase in other liabilities for purchase of securities settling after quarter end	$0	$2,201
Increase in other assets for purchase of securities settling after quarter end	$0	$1,566

Reclassification

Certain amounts in the 2012 consolidated financial statements have been reclassified to conform to the 2013 presentation, which did not impact net income or shareholders’ equity.

Recent Accounting Pronouncements

There were no new accounting pronouncements affecting the Corporation during the reporting period that were not already adopted or that are expected to have a material impact on the Corporation’s consolidated financial position or results of operations.

Note 3-Securities

A summary of securities available-for-sale at September 30, 2013 and December 31, 2012 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof. Also included in the portfolio are investments in the obligations of states and municipalities. With the exception of an approximately $8 million portfolio (fair value) of Texas municipal utility district bonds, which has its own criteria for investment (e.g., maximum debt to assessed valuation, minimum assessed valuation and district size, proximity to employment, etc.), the remaining municipal bonds were all rated A or above by a national rating service at September 30, 2013. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At September 30, 2013, the fair value of the municipal bond portfolio was concentrated in the states of Pennsylvania at 43 percent and Texas at 17 percent.

	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value

September 30, 2013
Debt securities:
U.S. Treasury notes	$1,500	$5	$0	$1,505
U.S. agency	52,416	817	(374)	52,859
U.S. agency mortgage-backed, residential	89,582	1,907	(168)	91,321
State and municipal	91,136	2,499	(191)	93,444
Total debt securities	$234,634	$5,228	$(733)	$239,129

December 31, 2012
Debt securities:
U.S. Treasury notes	$5,001	$31	$0	$5,032
U.S. agency	37,000	1,083	(25)	38,058
U.S. agency mortgage-backed, residential	84,630	3,603	0	88,233
State and municipal	98,744	4,053	(58)	102,739
Total debt securities	$225,375	$8,770	$(83)	$234,062

The amortized cost and estimated fair value of debt securities at September 30, 2013 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$13,813	$13,924
Due after one year through five years	176,254	180,152
Due after five years through ten years	40,747	41,103
Due after ten years	3,820	3,950
Total debt securities	$234,634	$239,129

Gross realized gains and losses on sales of securities available-for-sale are shown below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Realized gains	$0	$382	$44	$431
Realized losses	0	0	0	0
Net gains	$0	$382	$44	$431

Securities, issued by agencies of the federal government, with a carrying value of $142,557,000 and $135,348,000 on September 30, 2013 and December 31, 2012, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013
Debt securities:
U.S. agency	$29,897	$(374)	$0	$0	$29,897	$(374)
U.S. agency mortgage-backed, residential	23,140	(168)	0	0	23,140	(168)
State and municipal	17,408	(191)	0	0	17,408	(191)
Total temporarily impaired debt securities, available for sale	$70,445	$(733)	$0	$0	$70,445	$(733)

December 31, 2012
Debt securities:
U.S. agency	$8,251	$(25)	$0	$0	$8,251	$(25)
State and municipal	11,565	(58)	0	0	11,565	(58)
Total temporarily impaired debt securities, available for sale	$19,816	$(83)	$0	$0	$19,816	$(83)

The unrealized losses of $733,000 at September 30, 2013 within the less than 12 months category were attributable to nine U.S. agency securities, eight U.S. agency mortgage-backed securities, and forty-one state and municipal securities, all rated A or above by a national rating service.

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

The Corporation believes that unrealized losses at September 30, 2013 were primarily the result of changes in market interest rates and that it has the ability to hold these investments for a time necessary to recover the amortized cost. Through September 30, 2013 the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

Note 4—Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of September 30, 2013 and December 31, 2012, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (FHLBP) and, to a lesser degree, Atlantic Community Bankers Bank (ACBB). Under the FHLBP’s Capital Plan, PeoplesBank is required to maintain a minimum member stock investment, both as a condition of becoming and remaining a member and as a condition of obtaining borrowings from the FHLBP. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the periods ended September 30, 2013 and 2012 but reported that future dividends will be dependent upon the condition of its private-label residential mortgage-backed securities portfolio, its overall financial performance, retained earnings and other factors. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended September 30, 2013 and 2012.

Note 5—Loans

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at September 30, 2013 and December 31, 2012. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance. Those industries representing the largest dollar investment and most risk are listed separately. The other commercial loans category is comprised of the following industries, including health services, professional services, public administration, restaurant, service, transportation, finance, natural resources, recreation and religious organizations. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

(dollars in thousands)	September 30, 2013	December 31, 2012
Builder & developer	$103,112	$96,936
Commercial real estate investor	136,481	122,714
Residential real estate investor	72,992	66,419
Hotel/Motel	65,940	64,948
Wholesale & retail	74,479	70,443
Manufacturing	34,150	40,258
Agriculture	35,310	20,928
Other	151,740	124,834
Total commercial related loans	674,204	607,480
Residential mortgages	25,125	23,511
Home equity	75,080	65,858
Other	39,252	40,285
Total consumer related loans	139,457	129,654
Total loans	$813,661	$737,134

Loan Risk Ratings

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

The table below presents a summary of loan risk ratings by loan class at September 30, 2013 and December 31, 2012.

(dollars in thousands)	Pass	Special Mention	Substandard	Nonaccrual	Total
September 30, 2013
Builder & developer	$87,864	$7,386	$7,615	$247	$103,112
Commercial real estate investor	124,882	4,926	3,286	3,387	136,481
Residential real estate investor	70,222	260	50	2,460	72,992
Hotel/Motel	65,940	0	0	0	65,940
Wholesale & retail	71,733	1,407	0	1,339	74,479
Manufacturing	33,474	0	676	0	34,150
Agriculture	32,054	2,798	458	0	35,310
Other	148,788	1,089	380	1,483	151,740
Total commercial related loans	634,957	17,866	12,465	8,916	674,204
Residential mortgage	24,955	19	30	121	25,125
Home equity	74,818	63	0	199	75,080
Other	38,496	171	39	546	39,252
Total consumer related loans	138,269	253	69	866	139,457
Total loans	$773,226	$18,119	$12,534	$9,782	$813,661

December 31, 2012
Builder & developer	$79,101	$6,567	$11,013	$255	$96,936
Commercial real estate investor	107,415	9,563	2,459	3,277	122,714
Residential real estate investor	62,327	1,361	2,044	687	66,419
Hotel/Motel	64,948	0	0	0	64,948
Wholesale & retail	66,155	1,521	983	1,784	70,443
Manufacturing	39,559	0	699	0	40,258
Agriculture	20,457	0	471	0	20,928
Other	121,223	1,156	612	1,843	124,834
Total commercial related loans	561,185	20,168	18,281	7,846	607,480
Residential mortgage	23,421	5	32	53	23,511
Home equity	65,406	112	188	152	65,858
Other	39,318	325	351	291	40,285
Total consumer related loans	128,145	442	571	496	129,654
Total loans	$689,330	$20,610	$18,852	$8,342	$737,134

Impaired Loans

The table below presents a summary of impaired loans at September 30, 2013 and December 31, 2012. Generally, impaired loans are loans risk rated substandard and nonaccrual or classified as troubled debt restructurings. An allowance is established for individual commercial related loans where the Corporation has doubt as to full recovery of the outstanding principal balance. Typically, impaired consumer related loans are partially or fully charged off obviating the need for a specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for charge-offs.

	September 30, 2013			December 31, 2012
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance:
Builder & developer	$9,020	$9,020	—	$12,211	$12,211	—
Commercial real estate investor	6,673	6,773	—	5,736	5,836	—
Residential real estate investor	287	512	—	72	72	—
Hotel/Motel	0	0	—	0	0	—
Wholesale & retail	1,616	4,101	—	3,048	5,323	—
Manufacturing	676	676	—	699	699	—
Agriculture	0	0	—	0	0	—
Other commercial	1,536	1,536	—	1,483	1,611	—
Residential mortgage	151	177	—	85	111	—
Home equity	387	412	—	340	340	—
Other consumer	585	585	—	642	718	—
Total impaired loans with no related allowance	$20,931	$23,792	—	$24,316	$26,921	—

Impaired loans with a related allowance:
Builder & developer	$0	$0	$0	$256	$256	$147
Commercial real estate investor	0	0	0	0	0	0
Residential real estate investor	2,223	2,223	650	2,659	2,659	700
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	0	0	0	0	0	0
Manufacturing	0	0	0	0	0	0
Agriculture	458	458	100	471	471	100
Other commercial	326	326	120	972	972	215
Residential mortgage	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total impaired loans with a related allowance	$3,007	$3,007	$870	$4,358	$4,358	$1,162

Total impaired loans:
Builder & developer	$9,020	$9,020	$0	$12,467	$12,467	$147
Commercial real estate investor	6,673	6,773	0	5,736	5,836	0
Residential real estate investor	2,510	2,735	650	2,731	2,731	700
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	1,616	4,101	0	3,048	5,323	0
Manufacturing	676	676	0	699	699	0
Agriculture	458	458	100	471	471	100
Other commercial	1,862	1,862	120	2,455	2,583	215
Residential mortgage	151	177	0	85	111	0
Home equity	387	412	0	340	340	0
Other consumer	585	585	0	642	718	0
Total impaired loans	$23,938	$26,799	$870	$28,674	$31,279	$1,162

The tables below present a summary of average impaired loans and related interest income that was included in net income for the three and nine months ended September 30, 2013 and 2012.

	For the three months ended
	September 30, 2013			September 30, 2012
(dollars in thousands)	Average Recorded Investment	Total Interest Income	Cash Basis Interest Income	Average Recorded Investment	Total Interest Income	Cash Basis Interest Income
Impaired loans with no related allowance:
Builder & developer	$9,094	$132	$0	$10,771	$121	$11
Commercial real estate investor	6,182	61	23	5,146	73	34
Residential real estate investor	305	0	1	268	1	1
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	1,882	65	62	2,299	3	1
Manufacturing	679	11	0	706	10	0
Agriculture	0	0	0	0	0	0
Other commercial	1,563	4	0	3,936	3	1
Residential mortgage	152	3	2	86	1	1
Home equity	392	2	0	268	1	0
Other consumer	626	2	4	473	7	4
Total impaired loans with no related allowance	$20,875	$280	$92	$23,953	$220	$53

Impaired loans with a related allowance:
Builder & developer	$0	$0	$0	$259	$2	$2
Commercial real estate investor	0	0	0	0	0	0
Residential real estate investor	2,236	0	0	2,289	31	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	0	0	0	263	0	0
Manufacturing	0	0	0	0	0	0
Agriculture	460	8	0	479	9	0
Other commercial	602	0	0	927	0	0
Residential mortgage	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total impaired loans with a related allowance	$3,298	$8	$0	$4,217	$42	$2

Total impaired loans:
Builder & developer	$9,094	$132	$0	$11,030	$123	$13
Commercial real estate investor	6,182	61	23	5,146	73	34
Residential real estate investor	2,541	0	1	2,557	32	1
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	1,882	65	62	2,562	3	1
Manufacturing	679	11	0	706	10	0
Agriculture	460	8	0	479	9	0
Other commercial	2,165	4	0	4,863	3	1
Residential mortgage	152	3	2	86	1	1
Home equity	392	2	0	268	1	0
Other consumer	626	2	4	473	7	4
Total impaired loans	$24,173	$288	$92	$28,170	$262	$55

	For the nine months ended
	September 30, 2013			September 30, 2012
(dollars in thousands)	Average Recorded Investment	Total Interest Income	Cash Basis Interest Income	Average Recorded Investment	Total Interest Income	Cash Basis Interest Income
Impaired loans with no related allowance:
Builder & developer	$9,913	$396	$5	$8,008	$355	$65
Commercial real estate investor	5,953	195	92	4,703	209	108
Residential real estate investor	210	5	4	366	4	4
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	2,435	108	126	2,627	5	4
Manufacturing	686	33	0	709	31	0
Agriculture	0	0	0	0	0	0
Other commercial	1,589	10	4	4,654	93	138
Residential mortgage	118	7	5	145	5	4
Home equity	351	8	0	257	5	1
Other consumer	628	15	17	384	16	10
Total impaired loans with no related allowance	$21,883	$777	$253	$21,853	$723	$334

Impaired loans with a related allowance:
Builder & developer	$97	$0	$0	$261	$4	$4
Commercial real estate investor	0	0	0	57	0	0
Residential real estate investor	2,447	(9)	0	1,189	33	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	0	0	0	131	(3)	0
Manufacturing	0	0	0	0	0	0
Agriculture	465	24	0	484	26	0
Other commercial	786	0	0	926	0	0
Residential mortgage	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total impaired loans with a related allowance	$3,795	$15	$0	$3,048	$60	$4

Total impaired loans:
Builder & developer	$10,010	$396	$5	$8,269	$359	$69
Commercial real estate investor	5,953	195	92	4,760	209	108
Residential real estate investor	2,657	(4)	4	1,555	37	4
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	2,435	108	126	2,758	2	4
Manufacturing	686	33	0	709	31	0
Agriculture	465	24	0	484	26	0
Other commercial	2,375	10	4	5,580	93	138
Residential mortgage	118	7	5	145	5	4
Home equity	351	8	0	257	5	1
Other consumer	628	15	17	384	16	10
Total impaired loans	$25,678	$792	$253	$24,901	$783	$338

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule which shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at September 30, 2013 and December 31, 2012.

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total Loans
September 30, 2013
Builder & developer	$0	$0	$0	$247	$247	$102,865	$103,112
Commercial real estate investor	997	0	0	3,387	4,384	132,097	136,481
Residential real estate investor	0	50	0	2,460	2,510	70,482	72,992
Hotel/Motel	335	0	0	0	335	65,605	65,940
Wholesale & retail	0	0	0	1,339	1,339	73,140	74,479
Manufacturing	0	0	0	0	0	34,150	34,150
Agriculture	0	0	0	0	0	35,310	35,310
Other	130	0	0	1,483	1,613	150,127	151,740
Total commercial related loans	1,462	50	0	8,916	10,428	663,776	674,204
Residential mortgage	0	24	0	121	145	24,980	25,125
Home equity	25	0	0	199	224	74,856	75,080
Other	159	67	0	546	772	38,480	39,252
Total consumer related loans	184	91	0	866	1,141	138,316	139,457
Total loans	$1,646	$141	$0	$9,782	$11,569	$802,092	$813,661

December 31, 2012
Builder & developer	$400	$0	$0	$255	$655	$96,281	$96,936
Commercial real estate investor	0	0	0	3,277	3,277	119,437	122,714
Residential real estate investor	2,044	0	0	687	2,731	63,688	66,419
Hotel/Motel	0	0	0	0	0	64,948	64,948
Wholesale & retail	1,067	0	0	1,784	2,851	67,592	70,443
Manufacturing	0	0	0	0	0	40,258	40,258
Agriculture	0	0	0	0	0	20,928	20,928
Other	456	0	0	1,843	2,299	122,535	124,834
Total commercial related loans	3,967	0	0	7,846	11,813	595,667	607,480
Residential mortgage	474	129	0	53	656	22,855	23,511
Home equity	62	0	0	152	214	65,644	65,858
Other	842	195	186	291	1,514	38,771	40,285
Total consumer related loans	1,378	324	186	496	2,384	127,270	129,654
Total loans	$5,345	$324	$186	$8,342	$14,197	$722,937	$737,134

Troubled Debt Restructurings

Loans classified as troubled debt restructurings (TDRs) are designated impaired and arise when the Corporation grants borrowers experiencing financial difficulties concessions that it would not otherwise consider. Concessions granted with respect to these loans generally involve an extension of the maturity date or a below market interest rate relative to new debt with similar credit risk. Generally, these loans are secured by real estate. If repayment of the loan is determined to be collateral dependent, the loan is evaluated for impairment loss based on the fair value of the collateral. For loans that are not collateral dependent, the present value of expected future cash flows, discounted at the loan’s effective interest rate, is used to determine any impairment loss.

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

The table below shows loans whose terms have been modified under TDRs during the three and nine months ended September 30, 2013 and 2012. There was no impairment loss recognized on any of these TDRs, and they are all performing under their modified terms. There were no defaults during the three and nine months ended September 30, 2013 and 2012 for TDRs entered into for the last 12 months.

	Modifications
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Three months ended:

September 30, 2013
Commercial related loans nonaccrual	1	$375	375

September 30, 2012
None

Nine months ended:

September 30, 2013
Commercial related loans accruing	1	$208	$208
Commercial related loans nonaccrual	1	$375	375

September 30, 2012
Commercial related loans nonaccrual	1	$286	$286

NOTE 6 – Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the three and nine months ended September 30, 2013 and 2012.

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/ Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:

Balance, July 1, 2013	$1,576	$1,213	$1,181	$505	$1,856	$201	$253	$1,151	$7,936
Charge-offs	0	0	(85)	0	0	0	0	0	(85)
Recoveries	0	0	0	0	25	0	0	16	41
Provisions	(400)	188	265	(13)	(1,239)	0	21	30	(1,148)
Balance, September 30, 2013	$1,176	$1,401	$1,361	$492	$642	$201	$274	$1,197	$6,744

Balance, July 1, 2012	$1,680	$1,239	$900	$449	$1,690	$164	$194	$1,062	$7,378
Charge-offs	(215)	0	(15)	0	0	0	0	(46)	(276)
Recoveries	0	0	0	0	3	0	0	0	3
Provisions	119	78	140	0	436	58	(3)	158	986
Balance, September 30, 2012	$1,584	$1,317	$1,025	$449	$2,129	$222	$191	$1,174	$8,091

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated	Total
Allowance for loan losses:

Balance, July 1, 2013	$77	$236	$276	$589	$934	$9,459
Charge-offs	0	(25)	(106)	(131)	0	(216)
Recoveries	0	2	13	15	0	56
Provisions	(8)	24	124	140	1,158	150
Balance, September 30, 2013	$69	$237	$307	$613	$2,092	$9,449

Balance, July 1, 2012	$78	$152	$137	$367	$945	$8,690
Charge-offs	(76)	(42)	(165)	(283)	0	(559)
Recoveries	0	1	2	3	0	6
Provisions	133	77	236	446	(782)	650
Balance, September 30, 2012	$135	$188	$210	$533	$163	$8,787

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/ Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:

Balance, January 1, 2013	$1,571	$1,259	$1,195	$485	$1,913	$237	$202	$1,170	$8,032
Charge-offs	(62)	0	(310)	0	(210)	0	0	0	(582)
Recoveries	0	0	0	0	47	0	0	17	64
Provisions	(333)	142	476	7	(1,108)	(36)	72	10	(770)
Balance, September 30, 2013	$1,176	$1,401	$1,361	$492	$642	$201	$274	$1,197	$6,744

Balance, January 1, 2012	$2,170	$2,003	$505	$394	$1,806	$151	$184	$907	$8,120
Charge-offs	(217)	(68)	(15)	0	0	0	0	(309)	(609)
Recoveries	0	0	0	0	14	0	0	0	14
Provisions	(369)	(618)	535	55	309	71	7	576	566
Balance, September 30, 2012	$1,584	$1,317	$1,025	$449	$2,129	$222	$191	$1,174	$8,091

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated	Total
Allowance for loan losses:

Balance, January 1, 2013	$124	$237	$238	$599	$671	$9,302
Charge-offs	(28)	(99)	(239)	(366)	0	(948)
Recoveries	1	8	52	61	0	125
Provisions	(28)	91	256	319	1,421	970
Balance, September 30, 2013	$69	$237	$307	$613	$2,092	$9,449

Balance, January 1, 2012	$88	$86	$171	$345	$237	$8,702
Charge-offs	(115)	(170)	(241)	(526)	0	(1,135)
Recoveries	41	1	14	56	0	70
Provisions	121	271	266	658	(74)	1,150
Balance, September 30, 2012	$135	$188	$210	$533	$163	$8,787

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment at September 30, 2013 and 2012 and December 31, 2012.

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/ Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:

Individually evaluated for impairment	$0	$0	$650	$0	$0	$0	$100	$120	$870
Collectively evaluated for impairment	1,176	1,401	711	492	642	201	174	1,077	5,874
Balance, September 30, 2013	$1,176	$1,401	$1,361	$492	$642	$201	$274	$1,197	$6,744

Individually evaluated for impairment	$147	$0	$700	$0	$0	$0	$100	$215	$1,162
Collectively evaluated for impairment	1,424	1,259	495	485	1,913	237	102	955	6,870
Balance, December 31, 2012	$1,571	$1,259	$1,195	$485	$1,913	$237	$202	$1,170	$8,032

Individually evaluated for impairment	$147	$0	$550	$0	$150	$0	$100	$218	$1,165
Collectively evaluated for impairment	1,437	1,317	475	449	1,979	222	91	956	6,926
Balance, September 30, 2012	$1,584	$1,317	$1,025	$449	$2,129	$222	$191	$1,174	$8,091

Loans:

Individually evaluated for impairment	$9,020	$6,673	$2,510	$0	$1,616	$676	$458	$1,862	$22,815
Collectively evaluated for impairment	94,092	129,808	70,482	65,940	72,863	33,474	34,852	149,878	651,389
Balance, September 30, 2013	$103,112	$136,481	$72,992	$65,940	$74,479	$34,150	$35,310	$151,740	$674,204

Individually evaluated for impairment	$12,467	$5,736	$2,731	$0	$3,048	$699	$471	$2,455	$27,607
Collectively evaluated for impairment	84,469	116,978	63,688	64,948	67,395	39,559	20,457	122,379	579,873
Balance, December 31, 2012	$96,936	$122,714	$66,419	$64,948	$70,443	$40,258	$20,928	$124,834	$607,480

Individually evaluated for impairment	$13,526	$5,755	$2,510	$0	$3,052	$705	$478	$5,086	$31,112
Collectively evaluated for impairment	85,660	122,313	61,068	60,187	65,099	37,015	18,196	123,739	573,277
Balance, September 30, 2012	$99,186	$128,068	$63,578	$60,187	$68,151	$37,720	$18,674	$128,825	$604,389

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated		Total
Allowance for loan losses:

Individually evaluated for impairment	$0	$0	$0	$0		$0	$870
Collectively evaluated for impairment	69	237	307	613		2,092	8,579
Balance, September 30, 2013	$69	$237	$307	$613		$2,092	$9,449

Individually evaluated for impairment	$0	$0	$0	$0		$0	$1,162
Collectively evaluated for impairment	124	237	238	599		671	8,140
Balance, December 31, 2012	$124	$237	$238	$599		$671	$9,302

Individually evaluated for impairment	$0	$0	$0	$0		$0	$1,165
Collectively evaluated for impairment	135	188	210	533		163	7,622
Balance, September 30, 2012	$135	$188	$210	$533		$163	$8,787

Loans:

Individually evaluated for impairment	$151	$387	$585	$1,123	$		$23,938
Collectively evaluated for impairment	24,974	74,693	38,667	138,334			789,723
Balance, September 30, 2013	$25,125	$75,080	$39,252	$139,457	$		$813,661

Individually evaluated for impairment	$85	$340	$642	$1,067	$		$28,674
Collectively evaluated for impairment	23,426	65,518	39,643	128,587			708,460
Balance, December 31, 2012	$23,511	$65,858	$40,285	$129,654	$		$737,134

Individually evaluated for impairment	$86	$314	$485	$885	$		$31,997
Collectively evaluated for impairment	21,875	63,284	42,205	127,364			700,641
Balance, September 30, 2012	$21,961	$63,598	$42,690	$128,249	$		$732,638

Note 7—Deposits

The composition of deposits as of September 30, 2013 and December 31, 2012 is shown below.

(dollars in thousands)	September 30, 2013	December 31, 2012
Noninterest bearing demand	$98,848	$88,476
NOW	85,409	77,531
Money market	294,665	289,149
Savings	38,270	34,372
Time deposits less than $100,000	231,977	236,683
Time deposits $100,000 or more	173,146	175,096
Total deposits	$922,315	$901,307

Note 8—Short Term Borrowings and Long-term Debt

Short-term borrowings consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. During the second quarter of 2013, the Corporation opened a $3 million line of credit with ACNB Bank to provide a source of liquidity. The line, renewable annually, is secured by a first lien on the Codorus Valley Corporate Center. The interest rate on the ACNB Bank line is Wall Street Journal Prime. No draws have been made on the line and on September 30, 2013, the balance was zero.

A summary of long-term debt as of September 30, 2013 and December 31, 2012 is shown below.

(dollars in thousands)	September 30, 2013	December 31, 2012
PeoplesBank’s obligations:
FHLBP
Due May 2013, 3.46%, amortizing	$0	$245
Due July 2015, 1.90%	5,000	5,000
Due July 2016, 2.35%	5,000	5,000
Due September 2016, 1.18%	10,000	0
Due March 2018, 1.17%	10,000	0
Due June 2018, 1.87%	5,000	5,000
Due June 2019, 2.10%	5,000	5,000
Total FHLBP	40,000	20,245
Capital lease obligation	203	260
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 2.27%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 1.81% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Total long-term debt	$50,513	$30,815

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

Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to quarter-to-date average assets (leverage ratio). Management believes that Codorus Valley and PeoplesBank were well capitalized on September 30, 2013 based on regulatory capital guidelines.

	Actual		Minimum for Capital Adequacy		Well Capitalized Minimum*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at September 30, 2013
Capital ratios:
Tier 1 risk based	$112,766	12.99%	$34,726	4.00%	n/a	n/a
Total risk based	122,215	14.08	69,452	8.00	n/a	n/a
Leverage	112,766	10.19	44,252	4.00	n/a	n/a

at December 31, 2012
Capital ratios:
Tier 1 risk based	$105,597	13.59%	$31,074	4.00%	n/a	n/a
Total risk based	114,899	14.79	62,147	8.00	n/a	n/a
Leverage	105,597	10.02	42,143	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at September 30, 2013
Capital ratios:
Tier 1 risk based	$109,063	12.61%	$34,602	4.00%	$51,903	6.00%
Total risk based	118,512	13.70	69,203	8.00	86,504	10.00
Leverage	109,063	9.89	44,124	4.00	55,155	5.00

at December 31, 2012
Capital ratios:
Tier 1 risk based	$102,120	13.20%	$30,951	4.00%	$46,427	6.00%
Total risk based	111,422	14.40	61,902	8.00	77,378	10.00
Leverage	102,120	9.72	42,020	4.00	52,526	5.00

*To be well capitalized under prompt corrective action provisions.

Note 10—Shareholders’ Equity

Preferred stock issued under the US Treasury’s Small Business Lending Fund Program

The annualized dividend rate on the $25 million of preferred stock issued under the U.S. Treasury’s Small Business Lending Fund Program (SBLF Program) was 1 percent for the quarters ended September 30, 2013, December 31, 2012 and September 30, 2012. For the nine-month period ended September 30, 2013, the annualized dividend rate was 1 percent, compared to 1.71 percent for the same period of 2012. Based on the increase in the qualified small business lending portfolio balance over the baseline level at September 30, 2013, the dividend rate will remain at 1 percent through February 18, 2016. Thereafter, under the provisions of the SBLF Program the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%). Additional information about SBLF preferred stock is disclosed in Note 10—Shareholders’ Equity in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

Common stock dividend

Periodically, the Corporation distributes stock dividends on its common stock. On October 8, 2013, the Corporation declared a 5 percent common stock dividend payable on December 10, 2013, to shareholders of record at the close of business on October 22, 2013. Distribution of this stock dividend will result in the issuance of approximately 226,451 additional common shares. The Corporation distributed a 5 percent common stock dividend on December 11, 2012 which resulted in the issuance of 211,564 additional common shares.

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

Note 12—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $27,063,000 of standby letters of credit outstanding on September 30, 2013, compared to $17,064,000 on December 31, 2012. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of September 30, 2013 and December 31, 2012, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
September 30, 2013
Securities available-for-sale:
U.S. Treasury notes	$1,505	$1,505	$0	$0
U.S. agency	52,859	0	52,859	0
U.S. agency mortgage-backed, residential	91,321	0	91,321	0
State and municipal	93,444	0	93,444	0

December 31, 2012
Securities available-for-sale:
U.S. Treasury notes	$5,032	$5,032	$0	$0
U.S. agency	38,058	0	38,058	0
U.S. agency mortgage-backed, residential	88,233	0	88,233	0
State and municipal	102,739	0	102,739	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans
Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At September 30, 2013, the fair value of impaired loans with a valuation allowance or charge-off was of $2,702,000, which is net of valuation allowances of $870,000 and charge-offs of $2,861,000. At December 31, 2012 the fair value of impaired loans with a valuation allowance or charge-off was $4,493,000, which is net of valuation allowances of $1,162,000 and charge-offs of $2,605,000.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. At September 30, 2013, the fair value of foreclosed real estate with a valuation allowance or charge-off was $2,536,000, which is net of valuation allowances of $3,736,000 and charge-offs of $100,000. At December 31, 2012, the carrying value of foreclosed real estate with a valuation allowance or charge-off was $2,779,000, which is net of valuation allowances of $3,712,000 and no charge-offs.

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
September 30, 2013
Impaired loans	$2,702	$0	$0	$2,702
Foreclosed real estate	2,536	0	0	2,536

December 31, 2012
Impaired loans	$4,493	$0	$0	$4,493
Foreclosed real estate	2,779	0	0	2,779

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range	Weighted Average
September 30, 2013
Impaired loans	$2,702	Appraisal (1)	Appraisal adjustments (2)	20% - 30%	26%
Foreclosed real estate	2,536	Appraisal (1)	Appraisal adjustments (2)	8% - 67%	49%

December 31, 2012
Impaired loans	$4,493	Appraisal (1)	Appraisal adjustments (2)	10% - 100%	27%
Foreclosed real estate	2,779	Appraisal (1)	Appraisal adjustments (2)	5% - 100%	12%

(1)	Fair value is generally determined through independent appraisals, which generally include various level 3 inputs that are not identifiable.
(2)

Appraisals may be adjusted downward by the Corporation’s management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Disclosures about Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of the Corporation’s financial instruments as of September 30, 2013 and December 31, 2012:

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

Loans, net

The fair value of loans, excluding all impaired loans, is estimated using discounted cash flow analyses using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans were first segregated by type such as commercial, real estate, and consumer, and were then further segmented into fixed and variable rate. Projected future cash flows are calculated based upon contractual maturity or call dates. Generally, variable rate loans that reprice frequently have no significant change in credit risk; fair value is based on carrying value.

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

The following presents the carrying amounts and estimated fair values of the Corporation’s financial instruments as of September 30, 2013 and December 31, 2012.

			Fair Value Estimates
(dollars in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
September 30, 2013
Financial assets
Cash and cash equivalents	$17,147	$17,147	$17,147	$0	$0
Securities available-for-sale	239,129	239,129	1,505	237,624	0
Restricted investment in bank stocks	3,608	3,608	0	3,608	0
Loans held for sale	1,826	1,862	0	1,862	0
Loans, net	804,212	827,862	0	0	827,862
Interest receivable	3,518	3,518	0	3,518	0

Financial liabilities
Deposits	$922,315	$924,503	$0	$924,503	$0
Short-term borrowings	31,535	31,535	0	31,535	0
Long-term debt	50,513	46,346	0	40,243	6,103
Interest payable	376	376	0	376	0

Off-balance sheet instruments	0	0	0	0	0

December 31, 2012
Financial assets
Cash and cash equivalents	$49,757	$49,757	$49,757	$0	$0
Securities available-for-sale	234,062	234,062	5,032	229,030	0
Restricted investment in bank stocks	2,863	2,863	0	2,863	0
Loans held for sale	3,091	3,151	0	3,151	0
Loans, net	727,832	753,299	0	0	753,299
Interest receivable	3,579	3,579	0	3,579	0

Financial liabilities
Deposits	$901,307	$907,439	$0	$907,439	$0
Short-term borrowings	19,356	19,356	0	19,356	0
Long-term debt	30,815	26,568	0	21,289	5,279
Interest payable	470	470	0	470	0

Off-balance sheet instruments	0	0	0	0	0

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

		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition
					Gross amounts Not Offset in the Statements of Condition
(dollars in thousands)					Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2013
Repurchase Agreements	(1)	$25,702	$0	$25,702	$(25,702)	$0	$0

December 31, 2012
Repurchase Agreements	(1)	$19,356	$0	$19,356	$(19,356)	$0	$0

(1)	As of September 30, 2013 and December 31, 2012, the fair value of securities pledged in connection with repurchase agreements was $27,708,000 and $25,876,000, respectively.

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
•

unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, may adversely affect the Corporation’s operations, net income or reputation;and

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

Three months ended September 30, 2013,
compared to three months ended September 30, 2012

FINANCIAL HIGHLIGHTS

The Corporation earned net income available to common shareholders (earnings) totaling $2,615,000 for the quarter ended September 30, 2013, compared to $1,809,000 for the quarter ended September 30, 2012. The $806,000 or 45 percent increase in earnings for the third quarter of 2013, compared to the third quarter of 2012, was primarily the result of an increase in net interest income and a decrease in the provision for loan losses, as described below.

The $764,000 or 9 percent increase in net interest income for the third quarter of 2013, compared to the same quarter of 2012, was due primarily to a decrease in funding costs resulting from a larger proportion of low cost core deposits to total deposits and lower rates generally paid on all deposit products, which reflected unusually low market interest rates. An increase in the average volume of earning assets contributed to the increase in net interest income as well. The average balance of interest earning assets, principally commercial loans, increased approximately $54 million or 5 percent for the third quarter of 2013, compared to the same quarter of 2012. While the volume of earning assets increased, its effect on interest income was partially offset by lower yields, a reflection of the low interest rate environment.

The $500,000 or 77 percent decrease in the provision for loan losses for the third quarter of 2013, compared to the same quarter of 2012, resulted from a higher level of net charge-offs in the prior year.

The $441,000 or 19 percent decrease in total noninterest income for the third quarter of 2013, compared to the same quarter of 2012, was primarily the result of decreases in income from mutual fund, annuity and insurance sales and gains on sales of securities.

Total noninterest expense for the third quarter of 2013 was $7,732,000, a decrease of $462,000 or 6 percent, compared to the same quarter of 2012 due primarily to a $1,221,000 decrease in impairment charges associated with foreclosed real estate. The decrease in impairment charges more than offset the $385,000 or 10 percent increase in personnel expense, which resulted from expanding the bank franchise and normal business growth. An increase in employee benefit expenses also contributed to the increase in personnel expense, inc1uding increases in medical insurance, due to a greater level of claims, and employer paid 401K Plan costs.

The provision for income taxes for the third quarter of 2013 was $990,000, which was $479,000 or 94 percent above the $511,000 recorded for the third quarter of 2012 due primarily to the 54 percent increase in income before income taxes.

The schedule below presents selected performance metrics for the third quarter of 2013 and 2012. Earnings per common share were adjusted for the 5% common stock dividend declared by the Corporation on October 8, 2013.

	Three months ended September 30,
	2013	2012
Basic earnings per common share	$0.55	$0.39
Diluted earnings per common share	$0.54	$0.38
Cash dividend payout ratio	20.7%	25.7%
Return on average assets	0.97%	0.71%
Return on average equity	10.26%	7.50%
Net interest margin (tax equivalent basis)	3.78%	3.70%
Net overhead ratio	2.12%	2.38%
Efficiency ratio	64.39%	72.48%
Average equity to average assets	9.42%	9.44%

A more detailed analysis of the factors and trends affecting corporate earnings follows.

INCOME STATEMENT ANALYSIS

Net interest income

Net interest income for the three month period ended September 30, 2013, was $9,695,000, an increase of $764,000 or 9 percent above the third quarter of 2012. The increase in net interest income was due primarily to a decrease in funding costs resulting from a larger proportion of low cost core deposits to total deposits and lower rates generally paid on all deposit products, which reflected unusually low market interest rates. Net interest income (tax equivalent basis) annualized as a percentage of average interest earning assets, i.e., net interest margin, was 3.78 percent for the third quarter of 2013, compared to 3.70 percent for the third quarter of 2012.

The $211,000 or 2 percent increase in total interest income for the current quarter, compared to the third quarter of 2012, was due primarily to an increase in the average volume of earning assets. Interest earning assets averaged $1.05 billion and yielded 4.58 percent (tax equivalent basis) for the current quarter, compared to $998 million and 4.77 percent, respectively, for the third quarter of 2012. The average balance of interest earning assets, principally commercial loans, increased approximately $54 million or 5 percent for the third quarter of 2013, compared to the same quarter of 2012. While the volume of earning assets increased, its effect on interest income was largely offset by lower yields, a reflection of the low interest rate environment.

The $553,000 or 21 percent decrease in total interest expense for the current quarter, compared to the third quarter of 2012 resulted from a larger proportion of low cost core deposits to total deposits and lower rates generally paid on all deposit products, which reflected historically low market interest rates. Total interest bearing liabilities averaged $897 million at an average rate of 0.94 percent for the current quarter, compared to $865 million and 1.23 percent, respectively, for the third quarter of 2012. The $32 million or 4 percent increase in the average volume of interest bearing liabilities reflected growth in core deposits, principally demand and money market deposits and, to a lesser degree, savings deposits. The growth of core deposits is a particular focus of the Corporation because the rates are relatively low, are a source of fee income and provide the opportunity to cross-sell other financial products and services. The Corporation excludes time deposits in its definition of core deposits.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended September 30,
	2013			2012
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest bearing deposits with banks	$27,250	$17	0.25%	$54,940	$35	0.25%
Investment securities:
Taxable	144,238	797	2.19	145,974	836	2.28
Tax-exempt	89,713	876	3.87	85,500	900	4.19
Total investment securities	233,951	1,673	2.84	231,474	1,736	2.98

Loans:
Taxable (1)	778,944	10,308	5.25	698,606	10,000	5.69
Tax-exempt	12,001	161	5.32	13,257	193	5.79
Total loans	790,945	10,469	5.25	711,863	10,193	5.70
Total earning assets	1,052,146	12,159	4.58	998,277	11,964	4.77
Other assets (2)	56,668	58,406
Total assets	$1,108,814			$1,056,683
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$378,997	$361	0.38%	$338,046	$340	0.40%
Savings	38,728	24	0.25	34,188	21	0.24
Time	411,419	1,504	1.45	431,089	2,083	1.92
Total interest bearing deposits	829,144	1,889	0.90	803,323	2,444	1.21
Short-term borrowings	24,519	34	0.55	25,438	36	0.56
Long-term debt	43,568	201	1.83	36,050	197	2.17
Total interest bearing liabilities	897,231	2,124	0.94	864,811	2,677	1.23

Noninterest bearing deposits	100,505			84,527
Other liabilities	6,642			7,565
Shareholders’ equity	104,436			99,780

Total liabilities and shareholders’ equity	$1,108,814			$1,056,683
Net interest income (tax equivalent basis)		$10,035			$9,287
Net interest margin (3)			3.78%			3.70%
Tax equivalent adjustment		(340)			(356)
Net interest income		$9,695			$8,931

(1)	Average balance includes average nonaccrual loans of $10,667,000 for 2013 and $10,948,000 for 2012. Interest includes net loan fees of $328,000 for 2013 and $275,000 for 2012.
(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.
(3)	Net interest income (tax equivalent basis) annualized as a percentage of average interest earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended September 30, 2013 vs. 2012
	Increase (decrease) due to change in
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$(18)	$0	$(18)
Investment securities:
Taxable	3	(42)	(39)
Tax-exempt	44	(68)	(24)
Loans:
Taxable	1,245	(937)	308
Tax-exempt	(19)	(13)	(32)
Total interest income	1,255	(1,060)	195
Interest Expense
Deposits:
Interest bearing demand	38	(17)	21
Savings	3	0	3
Time	(95)	(484)	(579)
Short-term borrowings	(2)	0	(2)
Long-term debt	41	(37)	4
Total interest expense	(15)	(538)	(553)
Net interest income	$1,270	$(522)	$748

Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for loan losses

For the three month period ended September 30, 2013, the provision for loan losses was $150,000, which was the level needed to support loan growth and to maintain the adequacy of the allowance for loan losses. Comparatively, the provision was $650,000 for the third quarter of 2012, which replenished the allowance for net charge-offs totaling $553,000 in that quarter. More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 54.

Noninterest income

The following table presents the components of total noninterest income for the third quarter of 2013, compared to the third quarter of 2012.

Table 3 - Noninterest income

	Three months ended September 30,		Change Increase (Decrease)
(dollars in thousands)	2013	2012	$	%

Trust and investment services fees	$510	$450	$60	13%
Income from mutual fund, annuity and insurance sales	74	227	(153)	(67)
Service charges on deposit accounts	688	635	53	8
Income from bank owned life insurance	192	157	35	22
Other income	157	151	6	4
Net gain on sales of loans held for sale	233	293	(60)	(20)
Net gain on sales of securities	0	382	(382)	nm
Total noninterest income	$1,854	$2,295	$(441)	(19)%

nm – not meaningful

The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The $60,000 or 13 percent increase in trust and investment services fees was due to appreciation in the market value of managed accounts, upon which some fees are based, growth in traditional trust business and an increase in estate fees.

Income from mutual fund, annuity and insurance sales—The $153,000 or 67 percent decrease in income from the sale of mutual fund, annuity and insurance products by Codorus Valley Financial Advisors (CVFA), a subsidiary of PeoplesBank, was a result of the resignation of three registered representatives who left CVFA in April 2013.

Service charges on deposit accounts—The $53,000 or 8 percent increase in service charge income was due primarily to an increase in debit card revenue as a result of normal business growth.

Income from bank owned life insurance (BOLI)—The $35,000 or 22 percent increase in income from BOLI was due to an additional investment totaling $5.3 million in February 2013. More information about this transaction is provided under the year-to-date section of Noninterest Income.

Net gain on sales of loans held for sale—The $60,000 or 20 percent decrease in gains from the sale of residential mortgage loans resulted from a decrease in production, which was demand driven. Refinancing demand and gains therefrom have declined as a consequence of saturation and the higher level of market interest rates.

Net gain on sales of securities—The third quarter of 2013 had no sales of investment securities. Comparatively, for the third quarter of 2012, PeoplesBank recognized $382,000 in gains from the sale of approximately $9 million of U.S. agency mortgage-backed securities (MBS) that were selectively sold to remove relatively low yielding instruments that were prepaying principal faster than anticipated from the MBS portfolio.

Noninterest expense

The following table presents the components of total noninterest expense for the third quarter of 2013, compared to the third quarter of 2012.

Table 4 - Noninterest expense

	Three months ended September 30,		Change Increase (Decrease)
(dollars in thousands)	2013	2012	$	%

Personnel	$4,191	$3,806	$385	10%
Occupancy of premises, net	496	485	11	2
Furniture and equipment	538	490	48	10
Postage, stationery and supplies	131	116	15	13
Professional and legal	187	155	32	21
Marketing and advertising	341	259	82	32
FDIC insurance	154	181	(27)	(15)
Debit card processing	204	181	23	13
Charitable donations	32	26	6	23
External data processing	164	149	15	10
Foreclosed real estate including (gains) losses on sales	277	1,498	(1,221)	(82)
Impaired loan carrying costs	128	36	92	256
Other	889	812	77	9
Total noninterest expense	$7,732	$8,194	$(462)	6%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $385,000 or 10 percent increase in personnel expense was due largely to an increase in wage expense resulting from planned staff additions, which included staffing the newest banking office located in Dover, PA that opened for business in September 2013, and normal business growth. An increase in employee benefit expenses also contributed, inc1uding increases in medical insurance, due to a greater level of claims, and employer paid 401K Plan costs.

Furniture and equipment—The $48,000 or 10 percent increase in furniture and equipment was due primarily normal business growth, which included increases in depreciation expense on computer hardware and software.

Professional and legal—The $32,000 or 21 percent increase in professional and legal expense was due to an increase in legal costs primarily from normal business growth.

Marketing and advertising—The $82,000 or 32 percent increase in marketing expense was due to normal business growth and increased corporate initiatives such as branding, product advertising, internal promotions and advertising the new banking office as previously described.

FDIC insurance—The $27,000 or 15 percent decrease in FDIC insurance premiums was due to a lower assessment rate, which resulted from improved financial performance by PeoplesBank. The FDIC uses various performance and risk metrics to classify financial institutions below $10 billion in total assets into four risk categories (1-4) with progressively higher assessments.

Foreclosed real estate including (gains) losses on sales—The $1,221,000 or 82 percent decrease in foreclosed real estate costs for the current quarter reflected a decrease in provisioning for impairment losses compared to the third quarter of 2012, which included a $1,027,000 provision associated with one property, as previously reported on Form 8-K dated August 30, 2012, and filed with the SEC.

Impaired loan carrying costs—The $92,000 or 256 percent increase in impaired loan carrying costs is an example of the variability of this line item expense, which is affected by variables such as economic and business conditions, the number and size of the loans in the impaired loan portfolio, financial capacity of the borrower or guarantor, and the value and liquidity of underlying collateral, among other factors.

Provision for income taxes

The provision for income tax for the third quarter of 2013 was $990,000, which was $479,000 or 94 percent above the $511,000 recorded for the third quarter of 2012 due primarily to the 54 percent increase in income before income taxes. For both periods, the Corporation’s statutory federal income tax rate was 34 percent. The Corporation’s effective income tax rate was 27 percent for the third quarter of 2013, compared to 22 percent for the third quarter of 2012. The effective tax rate differs from the statutory tax rate due to the impact of low-income housing credits and tax-exempt income, including income from bank owned life insurance.

Preferred stock dividends

Preferred stock dividends for the third quarter of 2013 and 2012 totaled $62,000, which equated to an annualized dividend rate of 1 percent. The Corporation is currently paying the lowest permissible dividend rate under the U.S. Treasury’s Small Business Lending Fund Program (SBLF Program) as a result of adding loans that qualify for the SBLF Program in excess of a pre-determined loan portfolio baseline balance. Information about the SBLF Program is provided in this report at Note 10-Shareholders’ Equity.

Nine months ended September 30, 2013,
compared to nine months ended September 30, 2012

FINANCIAL HIGHLIGHTS

The Corporation earned net income available to common shareholders (earnings) totaling $7,797,000 for the first nine months of 2013, compared to $6,619,000 for the same period of 2012. The $1,178,000 or 18 percent increase in earnings was due primarily to an increase net interest income and, to a lesser degree, decreases in the provision for loan losses, noninterest expense and preferred stock dividends, which more than offset a decrease in noninterest income and an increase in the provision for income taxes, as described below.

The $1,463,000 or 5 percent increase in net interest income for the first nine months of 2013, compared to the same period of 2012, was due primarily to a decrease in funding costs resulting from a larger proportion of low cost core deposits to total deposits and lower rates generally paid on all deposit products, which reflected unusually low market interest rates. The average balance of interest earning assets, principally commercial loans, increased approximately $51 million or 5 percent for the first nine months of 2013, compared to the same period of 2012. While the volume of earning assets increased, its effect on interest income was largely offset by lower yields, a reflection of the low interest rate environment.

The $180,000 or 16 percent decrease in the provision for loan losses for the first nine months of 2013, compared to the same period of 2012, was due primarily to improving credit quality, including a decrease in net loan charge-offs, and adequacy of the allowance for loan losses.

The $135,000 or 2 percent decrease in total noninterest income for the first nine months of 2013, compared to the same period of 2012, was primarily the result of a $387,000 or 90 percent decrease in gains from the sale of investment securities. Gains from the sale of U.S. agency mortgage-back securities were greater in the prior period as selected instruments that no longer met the Corporation’s investment standards were liquidated. A decrease in income from the sale of mutual fund, annuity and insurance products, due to staff resignations, also contributed to the decrease in noninterest income. Core noninterest income, which excludes gains or losses from the sale of securities increased $252,000 or 4 percent, representing normal business growth. Mortgage loan refinancing, and income therefrom, is expected to decrease as demand has largely been satisfied and the cost to borrow has increased due to higher market interest rates.

The $274,000 or 1 percent decrease in total noninterest expense for the first nine months of 2013, compared to the same period of 2012, was primarily the result of a 1,888,000 or 82 percent decrease in impairment charges associated with foreclosed real estate. The decrease in impairment charges more than offset the $1,241,000 or 11 percent increase in personnel expense, which resulted from expanding the bank franchise and normal business growth. An increase in employee benefit expenses also contributed to the increase in personnel expense, inc1uding increases in medical insurance, due to a greater level of claims, and employer paid 401K Plan costs.

The $738,000 or 33 percent increase in the provision for income taxes for the first nine months of 2013, compared to the same period of 2012, was primarily the result of the 19 percent increase in income before income taxes.

The $134,000 or 42 percent decrease in preferred stock dividends was the result of a decrease in the dividend rate caused by the addition of loans that qualified for the U.S. Treasury’s Small Business Lending Fund Program (SBLF Program). Dividends under the SBLF Program are expected to average 1 percent this year, compared to approximately 1.5 percent for the year 2012.

The schedule below presents selected performance metrics for the nine month periods ended September 30, 2013 and 2012. Earnings per common share were adjusted for the 5% common stock dividend declared by the Corporation on October 8, 2013.

	Nine months ended September 30,
	2013	2012
Basic earnings per common share	$1.65	$1.42
Diluted earnings per common share	$1.62	$1.40
Cash dividend payout ratio	19.6%	18.5%
Return on average assets	0.98%	0.89%
Return on average equity	10.26%	9.50%
Net interest margin (tax equivalent basis)	3.81%	3.81%
Net overhead ratio	2.01%	2.17%
Efficiency ratio	62.57%	66.57%
Average equity to average assets	9.60%	9.41%

A more detailed analysis of the factors and trends affecting corporate earnings follows.

INCOME STATEMENT ANALYSIS

Net interest income

Net interest income for the nine month period ended September 30, 2013, was $28,148,000, an increase of $1,463,000 or 5 percent above the nine month period ended September 30, 2012. The increase in net interest income was due primarily to a decrease in funding costs resulting from a larger proportion of low cost core deposits to total deposits and lower rates generally paid on all deposit products, which reflected unusually low market interest rates. Net interest income (tax equivalent basis) annualized as a percentage of average interest earning assets, i.e., net interest margin, was 3.81 percent on an annualized basis for both nine month periods.

The $40,000 or 0.1 percent decrease in total interest income for the current nine month period, compared to the first nine months of 2012, was due primarily to a decrease in yields on earning assets, which was reflective of the long duration of historically low market interest rates. Interest earning assets averaged $1.02 billion and yielded 4.66 percent (tax equivalent basis) for the current period, compared to $973 million and 4.91 percent (tax equivalent basis), respectively, for the first nine months of 2012. The average balance of interest earning assets, principally commercial loans, increased approximately $51 million or 5 percent for the first nine months of 2013, compared to the same period for 2012. While the average volume of earning assets increased, its effect on interest income was offset by lower yields, a reflection of the low interest rate environment. The $555,000 or 12 percent decrease in interest income from investment securities was attributable to lower reinvestment yields and a decrease in the average volume invested.

The $1,503,000 or 19 percent decrease in total interest expense for the current nine month period, compared to the first nine months of 2012 resulted from a larger proportion of low cost core deposits to total deposits and lower rates generally paid on time deposits, which reflected historically low market interest rates. Total interest bearing liabilities averaged $878 million at an average rate of 0.99 percent for the current period, compared to $850 million and 1.26 percent, respectively, for the first nine months of 2012. The $27 million or 3 percent increase in the average volume of interest bearing liabilities reflected growth in core deposits, principally money market and demand deposits. The growth of core deposits is a particular focus of the Corporation because the interest rates are relatively low, are a source of fee income and provide the opportunity to cross-sell other financial products and services. The Corporation excludes time deposits in its definition of core deposits. The average volume of time deposits decreased approximately $20 million or 5 percent during the current nine month period, compared to the same period of 2012, due most likely to depositor preference for liquidity given the small interest rate spread between core and time deposits.

Table 5-Average Balances and Interest Rates (tax equivalent basis)

	Nine months ended September 30,
	2013			2012
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Interest bearing deposits with banks	$31,422	$59	0.25%	$38,579	$73	0.25%
Investment securities:
Taxable	131,037	2,072	2.11	147,011	2,660	2.42
Tax-exempt	92,495	2,717	3.93	81,470	2,659	4.36
Total investment securities	223,532	4,789	2.86	228,481	5,319	3.11

Loans:
Taxable (1)	757,499	30,379	5.36	692,203	29,760	5.74
Tax-exempt	11,254	468	5.56	13,616	600	5.89
Total loans	768,753	30,847	5.36	705,819	30,360	5.75
Total earning assets	1,023,707	35,695	4.66	972,879	35,752	4.91
Other assets (2)	57,289			62,176
Total assets	$1,080,996			$1,035,055
Liabilities and Shareholders’ Equity Deposits:
Interest bearing demand	$369,193	$1,032	0.37%	$330,645	$991	0.40%
Savings	37,560	70	0.25	33,352	62	0.25
Time	409,470	4,747	1.55	429,258	6,262	1.95
Total interest bearing deposits	816,223	5,849	0.96	793,255	7,315	1.23
Short-term borrowings	21,914	91	0.56	20,034	89	0.59
Long-term debt	39,470	565	1.91	36,850	604	2.19
Total interest bearing liabilities	877,607	6,505	0.99	850,139	8,008	1.26

Noninterest bearing deposits	92,455			80,676
Other liabilities	7,133			6,792
Shareholders’ equity	103,801			97,448

Total liabilities and shareholders’ equity	$1,080,996			$1,035,055
Net interest income (tax equivalent basis)		$29,190			$27,744
Net interest margin (3)			3.81%			3.81%
Tax equivalent adjustment		(1,042)			(1,059)
Net interest income		$28,148			$26,685

(1)	Average balance includes average nonaccrual loans of $10,388,000 for 2013 and $12,157,000 for 2012. Interest includes net loan fees of $1,049,000 for 2013 and $694,000 for 2012.
(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.
(3)	Net interest income (tax equivalent basis) annualized as a percentage of average interest earning assets.

Table 6-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Nine months ended September 30, 2013 vs. 2012
	Increase (decrease) due to change in
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$(14)	$0	$(14)
Investment securities:
Taxable	(241)	(347)	(588)
Tax-exempt	360	(302)	58
Loans:
Taxable	3,237	(2,618)	619
Tax-exempt	(104)	(28)	(132)
Total interest income	3,238	(3,295)	(57)
Interest Expense
Deposits:
Interest bearing demand	121	(81)	40
Savings	8	0	8
Time	(289)	(1,226)	(1,515)
Short-term borrowings	8	(5)	3
Long-term debt	43	(82)	(39)
Total interest expense	(109)	(1,394)	(1,503)
Net interest income	$3,347	$(1,901)	$1,446

Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for loan losses

For the nine month period ended September 30, 2013, the provision for loan losses was $970,000, which was the level needed to support a larger loan portfolio, replenish approximately $823,000 in net charge-offs and to maintain the adequacy of the allowance for loan losses. Comparatively, the provision was $1,150,000 for the first nine months of 2012, which largely replenished the allowance for $1,065,000 in net charge-offs during that period. More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 54.

Noninterest income

The following table presents the components of total noninterest income for the nine month periods ended September 30, 2013 and 2012.

Table 7 - Noninterest income

	Nine months ended September 30,		Change Increase (Decrease)
(dollars in thousands)	2013	2012	$	%

Trust and investment services fees	$1,447	$1,263	$184	15%
Income from mutual fund, annuity and insurance sales	496	658	(162)	(25)
Service charges on deposit accounts	1,992	1,879	113	6
Income from bank owned life insurance	543	487	56	11
Other income	503	483	20	4
Net gain on sales of loans held for sale	874	833	41	5
Net gain on sales of securities	44	431	(387)	(90)
Total noninterest income	$5,899	$6,034	$(135)	(2)%

The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The $184,000 or 15 percent increase in trust and investment services fees was due in part to a $66,000 increase in the periodic recognition of estate fees, appreciation in the market value of managed accounts, upon which some fees are based, and growth in traditional trust business.

Income from mutual fund, annuity and insurance sales—The $162,000 or 25 percent decrease in income from the sale of mutual fund, annuity and insurance products by Codorus Valley Financial Advisors (CVFA), a subsidiary of PeoplesBank, was a result of the resignation of three registered representatives who left CVFA in April 2013.

Service charges on deposit accounts—The $113,000 or 6 percent increase in service charge income was due primarily to an increase in debit card revenue as a result of normal business growth.

Income from bank owned life insurance (BOLI)—The $56,000 or 11 percent increase in income from BOLI was due to an additional investment totaling $5.3 million in February 2013. Of this total $4.7 million was invested with Massachusetts Mutual Life Insurance Company and $0.6 million was invested with Midland National Life Insurance Company. The initial tax-exempt yield on this investment was approximately 3.77 percent or 5.71 percent on a tax equivalent basis.

Net gain on sales of loans held for sale—The $41,000 or 5 percent increase in gains from the sale of residential mortgage loans resulted from an increase in loan origination volumes due to increased refinancing activity, which occurred in the earlier part of 2013. Since that time, refinancing demand and gains therefrom have trended downward as a consequence of saturation and the higher level of market interest rates.

Net gain on sales of securities—The $387,000 or 90 percent decrease in gains from the sale of investment securities reflected a higher level of sales in the prior year. During the year 2012, PeoplesBank selectively sold U.S. agency mortgage-backed securities (MBS) to remove relatively low yielding instruments that were prepaying principal faster than anticipated from the MBS portfolio.

Noninterest expense

The following table presents the components of total noninterest expense for the nine month periods ended September 30, 2013 and 2012.

Table 8 - Noninterest expense

	Nine months ended September 30,		Change Increase (Decrease)
(dollars in thousands)	2013	2012	$	%

Personnel	$12,486	$11,245	$1,241	11%
Occupancy of premises, net	1,519	1,497	22	1
Furniture and equipment	1,543	1,414	129	9
Postage, stationery and supplies	438	384	54	14
Professional and legal	489	464	25	5
Marketing and advertising	741	666	75	11
FDIC insurance	463	589	(126)	(21)
Debit card processing	577	536	41	8
Charitable donations	518	507	11	2
External data processing	468	419	49	12
Foreclosed real estate including (gains) losses on sales	414	2,302	(1,888)	(82)
Impaired loan carrying costs	243	266	(23)	(9)
Other	2,243	2,127	116	5
Total noninterest expense	$22,142	$22,416	$(274)	(1)%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $1,241,000 or 11 percent increase in personnel expense was due largely to an increase in wage expense resulting from planned staff additions, which included staffing the newest banking office located in Dover, PA that opened for business in September 2013, and normal business growth. An increase in employee benefit expenses also contributed to personnel expense, including increases in medical insurance, due to a greater level of claims, and employer paid 401K Plan costs. Effective January 1, 2013, PeoplesBank increased 401K Plan matching contributions to 100 percent up to the first 4 percent of an employee’s compensation contributed to the Plan, compared to a 50 percent match up to the first 6 percent contributed, for 2012.

Furniture and equipment—The $129,000 or 9 percent increase in furniture and equipment was due primarily normal business growth, which included increases in software license fees, maintenance and depreciation expense on computer hardware and software and small equipment purchases.

FDIC insurance—The $126,000 or 21 percent decrease in FDIC insurance premiums was due to a lower assessment rate, which resulted from improved financial performance by PeoplesBank. The FDIC uses various performance and risk metrics to classify financial institutions below $10 billion in total assets into four risk categories (1-4) with progressively higher assessments.

Foreclosed real estate including (gains) losses on sales—The $1,888,000 or 82 percent decrease in foreclosed real estate costs for the current period reflected a decrease in provisioning for impairment losses compared to the first nine months of 2012, which included a $1,027,000 provision associated with one property, as previously reported on Form 8-K dated August 30, 2012, and filed with the SEC.

Other—Other expense, comprised of many underlying expenses, increased $116,000 or 5 percent due primarily to increases in Pennsylvania shares tax, third-party data processing expense and ATM and Visa network costs, which was reflective of normal business growth.

Provision for income taxes

The provision for income tax for the first nine months of 2013 was $2,951,000, compared to $2,213,000 for the first nine months of 2012. The $738,000 increase in the provision for income taxes was primarily the result of the increase in taxable income as evidenced by the 19 percent increase in income before income taxes. For both periods, the Corporation’s statutory federal income tax rate was 34 percent. The Corporation’s effective income tax rate was 27 percent for the first nine months of 2013, compared to 24 percent for the first nine months of 2012. The effective tax rate differs from the statutory tax rate due to the impact of low-income housing credits and tax-exempt income, including income from bank owned life insurance.

Preferred stock dividends

Preferred stock dividends for the first nine months of 2013 were $187,000, compared to $321,000 for the same period of 2012. The $134,000 or 42 percent decrease was the result of a decrease in the dividend rate caused by the addition of loans that qualified for the U.S. Treasury’s Small Business Lending Fund Program (SBLF Program). The annualized dividend rate in effect for the nine month period ended September 30, 2013 was 1 percent, compared to approximately 1.71 percent for the same period in 2012. Information about the SBLF Program is provided in this report at Note 10-Shareholders’ Equity.

BALANCE SHEET REVIEW

Securities available-for-sale

At September 30, 2013, the fair value of securities available-for-sale totaled $239 million, which represented a 2 percent increase compared to the $234 million value at year-end 2012. During the current period, a portion of investable funds were invested primarily in U.S. agency mortgage-backed securities to take advantage of improved yield opportunities and to provide cash flow, which could be re-priced at higher yields should market interest rates trend upward in the future. The composition of the Corporation’s investment securities portfolio is provided in Note 3-Securities.

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

Loans

On September 30, 2013, total loans, net of deferred fees, totaled $814 million, which was $77 million or 10 percent higher than the year-end 2012 level. The increase in volume was due primarily to an increase in commercial related loans, particularly within the commercial real estate investor, agricultural and other (e.g. professional services, recreational) sectors. An increase in home equity loans also contributed to the overall increase in loans. The composition of the Corporation’s loan portfolio at September 30, 2013, compared to December 31, 2012, is provided in Note 5—Loans.

Other assets

On September 30, 2013, other assets totaled $37 million, which was $6 million or 19 percent higher than the year-end 2012 level as a result of an investment in bank owned life insurance (BOLI). As a revenue raising strategy, PeoplesBank purchased $5.3 million of BOLI in February 2013. Of this total, $4.7 million was invested with Massachusetts Mutual Life Insurance Company and $0.6 million was invested with Midland National Life Insurance Company. The selection of these insurers was based on their high credit rating and reputation, competitive tax-exempt yield and to accomplish diversification among insurers for the BOLI portfolio. The level of BOLI investment, including the $5.3 million addition, is estimated at 19 percent of PeoplesBank’s Tier 1 capital at September 30, 2013, which is well within PeoplesBank’s investment limitation of 25 percent of Tier 1 capital.

Deposits

On September 30, 2013, deposits totaled $922 million, which represented a $21 million or 2 percent increase compared to the level at year-end 2012. The increase in total deposits occurred primarily within the demand (both interest and non-interest bearing), money market and savings categories, while higher rate time deposits (i.e., CDs) decreased slightly. The composition of the Corporation’s deposit portfolio at September 30, 2013, is provided in Note 7—Deposits.

Long-term debt

On September 30, 2013, long-term debt totaled approximately $51 million, which was $20 million or 64 percent above the year-end 2012 level. The increase was the result of two $10 million advances from the Federal Home Loan Bank of Pittsburgh that provides liquidity and acts as a hedge against rising market interest rates. Both advances are 3-year bullet maturities that have low fixed interest rates. A listing of outstanding long-term debt obligations is provided in Note 8—Short Term Borrowing and Long-term Debt.

Shareholders’ equity and capital adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Total shareholders’ equity was approximately $106 million on September 30, 2013, an increase of approximately $4 million or 4 percent, compared to the level at December 31, 2012. The increase was primarily the result of an increase in retained earnings from profitable operations, which more than offset the decrease in accumulated other comprehensive income (AOCI). The decrease in AOCI reflected a decline in unrealized gains from the investment securities portfolio caused by an increase in market interest rates.

Dividends on preferred stock

As previously disclosed, the Corporation participates in the U.S. Department of the Treasury’s Small Business Lending Fund Program (SBLF Program). Information about the SBLF Program can be found in this report at Note 10—Shareholders’ Equity. For the quarter ended September 30 2013, accrued dividends equated to an annualized dividend rate of 1 percent on the $25 million of preferred stock outstanding. Comparatively, for the quarters ended December 31 and September 30 of 2012, the annualized dividend rates were also 1 percent.

Dividends on common stock

The Corporation typically pays cash dividends on its common stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other factors. On October 8, 2013, the Board of Directors declared a quarterly cash dividend of $0.12 per common share payable on November 12, 2013, to shareholders of record at the close of business on October 22, 2013. This dividend follows a $0.12 per common share cash dividend paid in August and a $0.11 per common share cash dividend paid in May and February. Including the dividend that was just declared, cash dividends for 2013 will total $0.46 per share, representing an increase of $0.06 or 15 percent above the 2012 level. As adjusted for the 5 percent common stock dividend that was recently declared (described below), cash dividends per share will total $0.44 for 2013, compared to $0.38 for 2012.

Periodically, the Corporation distributes stock dividends on its common stock. On October 8, 2013, the Corporation declared a 5 percent common stock dividend payable on December 10, 2013, to shareholders of record at the close of business on October 22, 2013.

Capital adequacy

Codorus Valley and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 9—Regulatory Matters, to the financial statements. We believe that Codorus Valley and PeoplesBank were well capitalized on September 30, 2013, based on regulatory capital guidelines.

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

Nonperforming assets

The following table presents asset categories posing the greatest risk of loss and related ratios. We generally place a loan on nonaccrual status and cease accruing interest income, i.e., recognize interest income on a cash basis, as long as the loan is sufficiently collateralized, when loan payment performance is unsatisfactory and the loan is past due 90 days or more. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank. The final category, troubled debt restructurings, pertains to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. The paragraphs below explain significant changes in the aforementioned categories as of September 30, 2013, compared to December 31, 2012. Nonperforming assets are under the purview of in-house counsel who continuously monitors and manages the collection of these accounts. Additionally, an internal asset quality control committee meets monthly to review nonperforming assets. We generally rely on appraisals performed by independent licensed appraisers to determine the value of collateral for impaired collateral-dependent loans. Generally, an appraisal is performed when: an account reaches 60 days past due, unless a certified appraisal was completed within the past six months; market values have changed significantly; the condition of the property has changed significantly; or the existing appraisal is outdated. In instances where the value of the collateral net of costs to sell is less than the net carrying amount for impaired commercial related loans, a specific loss allowance is established for the difference by recording a loss provision to the income statement. When it is probable that some portion or an entire loan balance will not be collected, that amount is charged off as loss against the allowance.

Table 9-Nonperforming Assets

(dollars in thousands)	September 30, 2013	December 31, 2012

Nonaccrual loans	$7,364	$6,232
Nonaccrual loans, troubled debt restructurings	2,418	2,110
Accruing loans 90 days or more past due	0	186
Total nonperforming loans	9,782	8,528
Foreclosed real estate, net of allowance	3,867	3,633
Total nonperforming assets	$13,649	$12,161
Accruing troubled debt restructurings	$3,553	$3,550

Total period-end loans, net of deferred fees	$813,661	$737,134
Allowance for loan losses (ALL)	$9,449	$9,302
ALL as a% of total period-end loans	1.16%	1.26%
Annualized net charge-offs as a% of average total loans	0.14%	0.16%
ALL as a% of nonperforming loans	96.61%	109.08%
Nonperforming loans as a% of total period-end loans	1.20%	1.16%
Nonperforming assets as a% of total period-end
loans and net foreclosed real estate	1.67%	1.64%
Nonperforming assets as a% of total period-end assets	1.22%	1.15%
Nonperforming assets as a% of total period-end
shareholders’ equity	12.91%	12.00%

The current level of nonperforming assets has increased by approximately $1.5 million or 12 percent when compared to year-end 2012, primarily as a result of the addition of two unrelated commercial loans to nonaccrual status. Generally, we remain concerned about prolonged weak economic conditions and the corresponding effects it has on our commercial borrowers.

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

On September 30, 2013, the nonperforming loan portfolio balance totaled $9,782,000 and was comprised primarily of collateralized commercial loans. Comparatively, nonperforming loans totaled $8,528,000 at year-end 2012. During the quarter ended March 31, 2013, two unrelated commercial loans experiencing deteriorating financial condition were reclassified to nonaccrual status described as loan no. 2 and loan no. 4, below. On September 30, 2013, the nonaccrual loan portfolio was comprised of twenty-seven unrelated loan relationships with outstanding principal balances ranging in size from $1,000 to $2,061,000. Six unrelated commercial relationships, which represent 77 percent of the nonperforming loan portfolio balance, are described below.

Loan no. 1—At September 30, 2013, the outstanding principal balance of the loan relationship was $2,061,000, collateralized by commercial rental properties whose rents are assigned to PeoplesBank. Based on a recent appraisal of the primary real estate collateralizing the relationship, we believe that the loans are adequately collateralized. The borrower is presently operating under a troubled debt restructuring agreement.

Loan no. 2—At September 30, 2013, the outstanding principal balance of the loan relationship was $1,999,000, collateralized by a portfolio of investment properties. A $500,000 allowance for loan losses has been established for this relationship. Of the total allowance, $100,000 was established in the third quarter of 2013 and the remaining $400,000 established in the year 2012. The Bank is presently pursuing its legal remedies to recover the amount due and the borrower is attempting to liquidate selected properties.

Loan no. 3—At September 30, 2013, the outstanding principal balance of the loan relationship was $1,349,000, collateralized by two commercial properties. Based on an independent appraisal of the real estate collateralizing the relationship, we believe that the loans are adequately collateralized. The Bank is presently pursuing its legal remedies to recover the amount due.

Loan no. 4—At September 30, 2013, the outstanding principal balance of the loan relationship was $1,195,000, collateralized by both residential and commercial properties. We believe that the loan is adequately collateralized and are pursuing legal remedies to recover the amount due. During the third quarter of 2013, a commercial property was sold and the Bank was paid approximately $322,000, which was applied to the principal balance.

Loan no. 5—At September 30, 2013, the outstanding principal balance of the loan relationship was $729,000, which represents three commercial loans with a U.S. Department of Agriculture guarantee of 70 percent to 80 percent, depending upon the specific loan. A $120,000 allowance for loan losses was established in a prior period for this relationship. Two parcels of improved real estate, presently listed for sale, provide collateral for the loans. During the third quarter of 2013, the Bank acquired a third parcel of real estate with a net realizable value of $551,000 in partial satisfaction of one of the loans, which is presently listed for sale.

Loan no. 6— PeoplesBank owns a 62.5 percent participation interest in this loan relationship. The carrying value of the Bank’s principal at September 30, 2013, was $200,000, which reflects a $210,000 charge-off recognized in the second quarter of 2013 and payments totaling approximately $446,000 from the guarantors since year-end 2012. The Bank anticipates collection in full of the outstanding balance based on a recent agreement with the guarantors. The borrower is presently operating under a troubled debt restructuring agreement.

Foreclosed real estate

On September 30, 2013, foreclosed real estate, net of allowance, totaled $3,867,000, compared to $3,633,000 at December 31, 2012. On September 30, 2013, the portfolio was comprised of five unrelated accounts ranging in size from $259,000 to $1,314,000 (net of allowance and charge-offs), which, with the exception of property no. 1, we are actively attempting to liquidate. If a valuation allowance for probable loss has been established for a particular property it is so noted in the property description below. Further valuation allowances may be required on any foreclosed property as additional information becomes available or conditions change. Foreclosed real estate is included in the other assets category on the Corporation’s balance sheet. Three unrelated foreclosed real estate properties, which represent the majority of the foreclosed real estate portfolio balance, are described below.

Property no. 1— The carrying amount of this property at September 30, 2013 was $1,314,000, which is net of a $1,984,000 allowance for probable loss based on an independent appraisal less estimated selling costs. This account is collateralized by 266 acres of unimproved land that is zoned for residential development. Based on information obtained in 2012, plans to obtain a formal development plan were suspended with the intent to temporarily retain the property and investigate other development, disposition or income generating options at some future date.

Property no. 2— The carrying amount of this property at September 30, 2013 was $1,088,000, which is net of a $1,627,000 allowance for probable loss. This account is primarily collateralized by 134 approved residential building lots. Of this total, 28 lots are improved. Management is evaluating its disposition options with regard to this property.

Property no. 3—The carrying amount of this property at September 30, 2013 was $780,000, which represents the value of the borrower’s personal residence presently listed for sale less estimated selling costs.

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

While the level of the allowance at September 30, 2013, was consistent with the previous two quarters, the unallocated component increased from approximately 10 percent to 22 percent of the total allowance during the third quarter. This occurred because two large charge-offs that were recognized in prior years rolled off of the two-year rolling average loss schedule used to compute historical loss factors, which are applied to pools of unimpaired commercial loans grouped by industry. We believe that the current level of the allowance is appropriate and that a release of reserves at this time would be premature because in our opinion the economy has not fundamentally changed as evidenced by sluggish growth, continued high unemployment, erosion of real estate values and uncertainty and unease in the business community caused by bipartisan friction in the federal government. To avoid a distortion of earnings as a consequence of a release of reserves, we believe it prudent to gradually lower the reserve, in concert with the banking community, to coincide with improvement in the economy and credit quality.

The following table presents an analysis of the activity in the allowance for loan losses for the nine months ended September 30, 2013 and 2012. The increase in the allowance generally supported the increase in the balance of the loan portfolio. The $180,000 decrease in the provision thus far for 2013 reflected a decrease in net charge-offs compared to the first nine months of 2012. If year-to-date net charge-offs are annualized they appear relatively consistent with the level reported for the year 2012, but well below the level of net charge-offs for the years 2011 and 2010. However, prolonged weakness in economic and business conditions, a relatively high level of unemployment and erosion of real estate values, which adversely affect our borrowers’ ability to service their loans, remain and can cause significant fluctuations in the level of charge-offs and provision expense from one period to another. Based on a comprehensive analysis of the loan portfolio, we believe that the allowance for loan losses was adequate at September 30, 2013.

Table 10 -Analysis of Allowance for Loan Losses

(dollars in thousands)	2013	2012
Balance-January 1,	$9,302	$8,702

Provision charged to operating expense	970	1,150

Loans charged off:
Commercial, financial and agricultural	582	607
Real estate - construction and land development	0	2
Real estate - residential mortgages	28	115
Consumer and home equity	338	411
Total loans charged off	948	1,135
Recoveries:
Commercial, financial and agricultural	64	14
Real estate - residential mortgages	1	41
Consumer and home equity	60	15
Total recoveries	125	70
Net charge-offs	823	1,065
Balance-September 30,	$9,449	$8,787

Ratios:
Allowance for loan losses as a % of total period-end loans	1.16%	1.20%
Annualized net charge-offs as a % of average total loans	0.14%	0.20%
Allowance for loan losses as a % of nonperforming loans	96.61%	75.46%

Liquidity risk management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan customers, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, it provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are scheduled investment security maturities and cash inflows, funds received from customer loan payments, and asset sales. The primary sources of liability liquidity are deposit growth, short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At September 30, 2013, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $94 million and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $210 million. The Corporation’s loan-to-deposit ratio was 88 percent at September 30, 2013, compared to 82 percent at year-end 2012.

Off-balance sheet arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on September 30, 2013, totaled $281 million and consisted of $187 million in unfunded commitments under existing loan facilities, $67 million to grant new loans and $27 million in letters of credit. Normally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, the Corporation’s disclosure controls and procedures are effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints, that the benefits of controls must be considered relative to their costs, and inherent limitations that may not prevent fraud, particularly by collusion of two or more people or by management override of a control.

There has been no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2013, that has materially affected or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

The Corporation has a Share Repurchase Program (Program), which was authorized in 1995, and periodically amended, to permit the purchase of up to a maximum of 4.9 percent of the outstanding shares of the Corporation’s common stock at a price per share no greater than 200 percent of the latest quarterly published book value. For the nine month period ended September 30, 2013 and the year ended December 31, 2012, the Corporation had not acquired any of its common stock under the Program. The U.S, Treasury’s Small Business Lending Fund (SBLF) agreement imposes limits on the ability of the Corporation to repurchase shares of common stock if it fails to declare and pay quarterly dividends on the SBLF preferred stock.

Item 3. Defaults upon senior securities

The Corporation has nothing to report under this Item 3.

Item 4. Mine safety disclosures

This Item 4 is not applicable to the Corporation.

Item 5. Other information

The Corporation has nothing to report under this Item 5.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2012, filed with the Commission on November 13, 2012)

3.2	Amended By-laws (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 17, 2012)

3.3	Certificate of Designations for the Series A Preferred Stock – filed herein

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

101

Financial statements from the Quarterly Report on Form 10-Q of Codorus Valley Bancorp, Inc. for the quarter ended September 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholder’s Equity, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Codorus Valley Bancorp, Inc.
(Registrant)

November 12, 2013	/s/ Larry J. Miller
Date	Larry J. Miller
President & CEO
(Principal Executive Officer)

November 12, 2013	/s/ Jann A. Weaver
Date	Jann A. Weaver
Treasurer & Assistant Secretary
(Principal Financial and Accounting Officer)