Form 10-K
period 2013-12-31
CODORUS VALLEY BANCORP INC
filed 2014-03-25
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________ to _________________.

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
☐ Yes ☒ No

The aggregate market value of Codorus Valley Bancorp, Inc.’s voting stock held by non-affiliates was approximately $72,201,961 as of June 30, 2013.

As of March 5, 2014, Codorus Valley Bancorp, Inc. had 4,817,647 shares of common stock outstanding, par value $2.50 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2014.

Codorus Valley Bancorp, Inc.
Form 10-K Index

PART I

Item 1: Business

Codorus Valley Bancorp, Inc. (Codorus Valley or the Corporation) is a Pennsylvania business corporation, incorporated on October 7, 1986. On March 2, 1987, Codorus Valley became a bank holding company under the Bank Holding Company Act of 1956. PeoplesBank, A Codorus Valley Company (PeoplesBank) is its wholly owned bank subsidiary. SYC Realty Co., Inc. is its wholly owned nonbank subsidiary. Codorus Valley’s business consists primarily of managing PeoplesBank, and its principal source of income is dividends received from PeoplesBank. On December 31, 2013, Codorus Valley had total consolidated assets of $1.15 billion, total deposits and other liabilities of $1.04 billion, and total shareholders’ equity of $107.6 million.

Bank subsidiary

PeoplesBank, organized in 1934, is a Pennsylvania chartered bank that offers a full range of business and consumer banking services through twenty financial centers located throughout York County, Pennsylvania and in Hunt Valley, Bel Air and Westminster, Maryland. PeoplesBank, with origins dating back to 1864, is focused on acquiring and nurturing financial relationships with small and mid-sized businesses. It also provides personal banking, mortgage banking, wealth management and real estate settlement services. The Federal Deposit Insurance Corporation insures the deposits of PeoplesBank to the maximum extent provided by law. On December 31, 2013, PeoplesBank had total gross loans of $860 million, excluding loans held for sale, and total deposits of $926 million. PeoplesBank had the second largest share of deposits in York County, PA with deposits totaling 13.5 percent of the market as of June 30, 2013, the latest available measurement date.

PeoplesBank is not dependent on deposits of, or exposed to a loan concentration to, a single customer, or a small group of customers. Therefore, the loss of a single customer, or a small customer group, would not have a material adverse effect on the financial condition of PeoplesBank. At year-end 2013, the largest indebtedness of a single PeoplesBank customer was approximately $13.2 million or 1.5 percent of the total loan portfolio, which was within PeoplesBank’s regulatory lending limit of approximately $18 million.

Most of the Corporation’s business is with customers in York County, Pennsylvania and northern Maryland. Although this limited market area may pose a concentration risk geographically, we believe that the diverse local economy and our detailed knowledge of the customer base lessens this risk. At year-end 2013 and 2012, the Corporation had two industry concentrations that exceeded 10 percent of the total loan portfolio: builder and developer were 12.4 percent and 13.2 percent of the portfolio at December 31, 2013 and 2012, respectively; and commercial real estate investor was 16.5 percent and 16.6 percent of the portfolio, respectively. Loans to borrowers within these industries are usually collateralized by real estate.

Nonbank subsidiaries of PeoplesBank

Codorus Valley Financial Advisors, Inc. is a wholly owned subsidiary of PeoplesBank that sells non-deposit investment products. This subsidiary began operations in January 2000 and, prior to a name change in December 2005, operated under the name SYC Insurance Services, Inc. SYC Settlement Services, Inc. is a wholly owned subsidiary of PeoplesBank that has provided real estate settlement services since January 1999. Periodically, PeoplesBank creates nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending liquidation. On December 31, 2013, two of these subsidiaries were active. The operations of nonbank subsidiaries are consolidated for financial reporting purposes.

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

Employees

At year-end 2013, PeoplesBank employed 214 full-time employees and 34 part-time employees, which equated to approximately 229 full-time equivalent employees. Employees are not covered by a collective bargaining agreement, and PeoplesBank considers its relations with employees to be satisfactory.

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

The Bank Holding Company Act prohibits Codorus Valley from acquiring direct or indirect control of more than 5 percent of the outstanding voting stock of any bank, or substantially all of the assets of any bank, or merging with another bank holding company, without the prior approval of the Federal Reserve. The Pennsylvania Department of Banking and Securities must also approve certain similar transactions. Pennsylvania law permits Pennsylvania bank holding companies to control an unlimited number of banks.

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

Pennsylvania Department of Banking and Securities

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

As a means of funding the FDIC’s DIF, banks were required to prepay several years of deposit insurance premiums. In accordance with the FDIC’s final rule in November 2009 pertaining to prepaid assessments for the banking industry, PeoplesBank prepaid approximately $4.4 million to the FDIC on December 30, 2009. This prepaid amount represented an accumulation of regular quarterly assessments projected by the FDIC through the year 2012. Insured institutions recorded the entire prepaid assessment as a prepaid asset subject to amortization of an appropriate amount to expense each quarter to coincide with quarterly FDIC assessment notices. At December 31, 2012, the Corporation had a prepaid asset balance of approximately $1.3 million, which was returned to the Corporation by the FDIC in June 2013. Beginning in the year 2013, the Corporation began to accrue the cost of FDIC premiums in anticipation of quarterly assessments by the FDIC.

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

Other information

This Annual Report on Form 10-K is filed with the Securities and Exchange Commission (SEC). Copies of this document, the Quarterly Report on Form 10-Q, Current Reports on Form 8-K, amendments to those reports and other SEC filings by Codorus Valley Bancorp, Inc. may be obtained electronically at PeoplesBank’s website at www.peoplesbanknet.com (select Investor Relations, then select SEC filings, then select Documents), or the SEC’s website at www.sec.gov/edgarhp.htm. Copies can also be obtained without charge by writing to: Treasurer, Codorus Valley Bancorp, Inc., 105 Leader Heights Road, York, PA 17403.

Item 1A: Risk factors

Not applicable to smaller reporting companies.

Item 1B: Unresolved staff comments

Not applicable.

Item 2: Properties

Codorus Valley Bancorp, Inc. owns the Codorus Valley Corporate Center (Corporate Center), subject to a first lien held by ACNB Bank and a second lien held by its wholly owned subsidiary, PeoplesBank. The first lien held by ACNB Bank supports a $3 million line of credit. No draws have been made on the line and on December 31, 2013, the balance was zero. The second lien held by PeoplesBank totaled $1.05 million on December 31, 2013. The Corporate Center is located at 105 Leader Heights Road, York Township, York, PA. This facility serves as the corporate headquarters and is approximately 40,000 square feet, a portion of which is leased to third-parties. The Corporate Center is adjacent to PeoplesBank’s Data Operations Center and the Leader Heights banking office.

On December 31, 2013, PeoplesBank operated 20 branch banking offices. Of this total, 8 are owned by PeoplesBank without liens and located in York County, PA, and 12 are leased by PeoplesBank and are located in York County, PA, and in Baltimore, Carroll and Harford Counties in Maryland.

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

PART II

Item 5: Market for registrant’s common equity, related shareholder matters and issuer purchases of equity securities

Market information

The common shares of Codorus Valley Bancorp, Inc. are traded on the NASDAQ Global Market under the symbol CVLY. Codorus Valley had approximately 2,060 holders of record as of March 5, 2014. The closing price per share of Codorus Valley’s common stock on March 5, 2014, was $20.26. The following table sets forth high and low sales prices and dividends paid per common share for Codorus Valley as reported by NASDAQ during the periods indicated. All amounts reflect the impact of the common stock dividends distributed by the Corporation.

	2013			2012
			Dividends			Dividends
Quarter	High	Low	Per Share	High	Low	Per Share
First	$16.10	$12.61	$0.105	$10.16	$7.51	$0.082
Second	16.75	14.52	$0.105	12.59	9.77	0.082
Third	18.19	16.43	$0.114	14.66	12.02	0.100
Fourth	21.98	16.73	$0.114	15.24	12.88	0.100

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

The annualized dividend rate on the $25 million of preferred stock issued under the U.S. Treasury’s Small Business Lending Fund Program (SBLF Program) for the years ended December 31, 2013, 2012 and 2011, was 1 percent, 1.54 percent and 5 percent, respectively. Based on the increase in the qualified small business lending portfolio balance over the baseline level at September 30, 2013, the dividend rate will remain at 1 percent through February 18, 2016. Thereafter, under the provisions of the SBLF Program the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%). Additional information about SBLF preferred stock is disclosed in Note 10—Shareholders’ Equity in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	223,316	$10.62	381,945	(1)
Equity compensation plans not approved by security holders	0	0	15,757	(2)
Total	223,316	$10.62	397,702

(1)	Includes 172,670 shares available for issuance under the 2007 Employee Stock Purchase Plan.
(2)	Shares available for issuance under the 2001 Employee Stock Bonus Plan that provides for shares of common stock to employees as performance-based compensation.

Purchases of equity securities by the issuer and affiliated purchasers

For the years ended December 31, 2013 and 2012, the Corporation did not acquire any of its common stock under the current repurchase program.

Item 6: Selected financial data

Codorus Valley Bancorp, Inc.

	2013	2012	2011	2010	2009
Summary of operations (in thousands)
Interest income	$46,972	$46,512	$45,411	$44,027	$40,310
Interest expense	8,619	10,527	12,359	13,154	16,358
Net interest income	38,353	35,985	33,052	30,873	23,952
Provision for loan losses	1,470	1,750	4,935	2,990	3,715
Noninterest income	7,754	8,190	7,358	7,574	7,497
Noninterest expense	30,154	29,928	27,079	28,116	24,491
Income before income taxes	14,483	12,497	8,396	7,341	3,243
Provision (benefit) for income taxes	3,917	3,103	1,617	1,133	(191)
Net income	10,566	9,394	6,779	6,208	3,434
Preferred stock dividends and discount accretion	250	384	1,460	980	957
Net income available to common shareholders	$10,316	$9,010	$5,319	$5,228	$2,477

Per common share
(adjusted for stock dividends)
Net income, basic	$2.17	$1.93	$1.16	$1.16	$0.56
Net income, diluted	$2.13	$1.91	$1.15	$1.16	$0.56
Cash dividends paid	$0.438	$0.364	$0.319	$0.227	$0.236
Stock dividends distributed	5%	5%	—	—	—
Book value	$17.22	$16.22	$14.73	$13.16	$12.33
Tangible book value	$17.22	$16.22	$14.69	$13.09	$12.26
Cash dividend payout ratio	20.1%	18.8%	27.3%	19.6%	42.3%
Weighted average shares outstanding	4,744,561	4,663,573	4,584,801	4,512,744	4,457,308
Weighted average diluted shares outstanding	4,839,340	4,727,261	4,613,971	4,519,671	4,457,308

Profitability ratios
Return on average shareholders’ equity (ROE)	10.08%	9.55%	8.04%	8.12%	4.88%
Return on average assets (ROA)	0.96%	0.90%	0.69%	0.67%	0.41%
Net interest margin	3.83%	3.81%	3.73%	3.72%	3.18%
Efficiency ratio	63.01%	65.65%	64.20%	69.87%	74.63%
Net overhead ratio	2.05%	2.13%	2.02%	2.24%	2.07%

Capital ratios
Tier 1 risk-based capital	12.79%	13.59%	13.35%	12.51%	11.83%
Total risk-based capital	13.89%	14.79%	14.55%	13.64%	12.90%
Average shareholders’ equity to average assets	9.57%	9.45%	8.56%	8.29%	8.43%

Summary of financial condition at year-end (in thousands)
Investment securities	$233,483	$236,925	$237,496	$226,603	$178,454
Loans	859,898	740,225	696,384	645,839	647,143
Assets	1,150,641	1,059,737	1,012,132	957,332	892,831
Deposits	925,303	901,307	854,399	806,110	722,957
Borrowings	110,856	50,171	56,885	68,805	92,748
Equity	107,649	101,331	93,242	76,539	72,012

Other data
Number of bank offices	20	18	18	17	17
Number of employees (full-time equivalents)	229	219	203	198	201
Wealth Management assets, market value (in thousands)	$261,044	$329,626	$277,505	$368,985	$325,482

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

OVERVIEW

Executive summary

In spite of sluggish economic growth, the Corporation increased total assets by $91 million or 9 percent for the year ended December 31, 2013, compared to December 31, 2012. The increase was due primarily to the 18 percent increase in commercial loans, which reflected increased demand and our ability to acquire business from competitors based on our reputation for client service and competitive prices and terms. During the year 2013, commercial borrowers exhibited a clear preference for fixed rate loans with maturities ranging from 5 to 10 years. Meeting this demand increased the commercial loan portfolio’s duration, which resulted in better pricing but also increased interest rate risk. Strategies to manage interest rate risk included reducing the duration of the Corporation’s investment securities portfolio and lengthening fixed rate liabilities, principally borrowing from the Federal Home Loan Bank of Pittsburgh. A 23 percent increase in home equity loans for the year 2013, compared to the year 2012, as a result of low rate promotions also contributed to the overall increase in earning assets.

In addition to the growth of earning assets for the year 2013, the Corporation also decreased its funding costs. For the year 2013, the low interest rate environment continued to depress deposit rates while the Corporation increased the level of low cost core deposits. For internal purposes core deposits include repurchase agreements but exclude certificates of deposit.

For the year 2013, earnings increased $1,306,000 or 14 percent above the year 2012. The increase in earnings was primarily driven by the increase in net interest income, which resulted from the growth in earnings assets and lower funding costs. The net interest margin was 3.83 percent for 2013, compared to 3.81 percent for 2012. A decrease in the provision for loan losses, due to improved credit quality as evidenced by a decrease in net charge-offs, also contributed to the increase in earnings for the year 2013.

For the year 2013, noninterest income decreased 5 percent, compared to the year 2012, due largely to the decrease in net gain from the sale of residential mortgages, which was adversely affected by a sharp decrease in refinancing demand as a result of saturation and an increase in market interest rates. The decrease in income from mutual fund, annuity and insurance sales by our financial advisory subsidiary also contributed to the decrease in noninterest income, which resulted from a decrease in sales volume and loss of accounts due to staff resignations. Our financial advisory operation has since been stabilized and re-staffed and is operating under a new business model. So far, the results have been positive. Core noninterest income, which excludes gains or losses from the sale of securities, decreased $92,000 or 1 percent for the year 2013, compared to the year 2012. The 1 percent increase in total noninterest expense for the year 2013 was driven primarily by a 10 percent increase in personnel expense, which resulted from expanding the banking franchise and normal business growth. A significant reduction in impairment costs associated with foreclosed real estate more than offset the increase in personnel expense, which kept the overall increase in noninterest expense to a minimum.

Based on the financial performance for the year 2013, the Corporation paid cash dividends totaling $0.438 per common share, as adjusted, an increase of $0.074 or 20 percent per share, and distributed a 5 percent stock dividend. We believe that our financial performance had a positive influence on the price of the Corporation’s stock. The Nasdaq closing stock price, as adjusted, was $19.53 per share on December 31, 2013, compared to $14.33 per share on December 31, 2012.

In addition to our focus on profitable operations, we also concentrated on expanding the banking franchise. During the year 2013, PeoplesBank opened two banking offices, one in downtown Hanover, PA in May and the other in Dover, PA in September. To date, both offices have contributed to the growth of loans and deposits.

In the periods ahead, we will remain focused on profitable balance sheet growth, acquiring and nurturing client relationships, instilling a client centric culture, managing risk and expanding the banking franchise. We anticipate a continuation of economic weakness, both nationally and locally, for the year 2014 and possibly beyond. Risks and uncertainties include prolonged weakness in economic and business conditions, which could increase credit-related losses, possible declines in the market value of investment securities considered to be other-than-temporary, a relatively high level of unemployment and underemployment, stagnation of commercial real estate values and possible adverse economic impacts caused by global events. Challenges for the financial services industry also include net interest margin compression, retention of low-cost core deposits when market interest rates eventually ramp up and managing the increasing cost of regulatory compliance.

Financial highlights

The Selected Financial Data schedule, located on page 13 of this report, provides a summary of operations and performance metrics for the past five years in a comparative format.

2013 vs. 2012

The Corporation earned net income available to common shareholders (earnings) for the year 2013 totaling $10,316,000 or $2.17 per share basic, $2.13 per share diluted, compared to $9,010,000 or $1.93 per share basic, $1.91 per share diluted, earned for the year 2012. Per share amounts, for all periods, were adjusted for the 5 percent common stock dividend distributed in December 2013. The $1,306,000 or 14 percent increase in earnings was due primarily to an increase in net interest income and, to a lesser degree, decreases in the provision for loan losses and preferred stock dividends, which more than offset a decrease in noninterest income and increases in noninterest expense and provision for income taxes, as described below.

The $2,368,000 or 7 percent increase in net interest income for the year 2013, compared to the year 2012, was due primarily to a decrease in funding costs resulting from a larger proportion of low cost core deposits to total deposits and lower rates generally paid on all deposit products, which reflected unusually low market interest rates. The average balance of interest earning assets, principally commercial loans, increased approximately $57 million or 6 percent for the year 2013, compared to the year 2012. While the volume of earning assets increased, its effect on interest income was largely offset by lower yields, a reflection of the low interest rate environment. Net interest income (tax equivalent basis) annualized as a percentage of average interest earning assets, i.e., net interest margin, was 3.83 percent for the year 2013, compared to 3.81 percent for the year 2012.

The $280,000 or 16 percent decrease in the provision for loan losses for the year 2013, compared to the the year 2012, was due primarily to improving credit quality, including a decrease in net loan charge-offs, and adequacy of the allowance for loan losses.

The $436,000 or 5 percent decrease in total noninterest income for the year 2013, compared to the year 2012, was primarily the result of decreases in net gain from the periodic sale of investment securities, net gain from the sale of loans held for sale and income from mutual fund, annuity and insurance sales. Gains from the sale of U.S. agency mortgage-back securities were greater in the year 2012 as selected instruments that no longer met the Corporation’s investment standards were liquidated. Net gain from the sale of loans held for sale, principally residential mortgages, for the year 2013 was adversely affected by a sharp decrease in refinancing demand as a result of saturation and an increase in market interest rates. The decrease in income from mutual fund, annuity and insurance sales for the year 2013 reflected a decrease in sales volume and loss of accounts as a result of staff resignations. Core noninterest income, which excludes gains or losses from the sale of securities, decreased $92,000 or 1 percent for the year 2013, compared to the year 2012.

The $226,000 or 1 percent increase in total noninterest expense for the year 2013 was driven primarily by a 10 percent increase in personnel expense, which resulted from expanding the banking franchise and normal business growth. A significant reduction in impairment costs associated with foreclosed real estate more than offset the increase in personnel expense, which kept the overall increase in noninterest expense to a minimum.

The $814,000 or 26 percent increase in the provision for income taxes for the year 2013, compared to the year 2012, was due to the 16 percent increase in income before income taxes.

The $134,000 or 35 percent decrease in preferred stock dividends was the result of a decrease in the dividend rate caused by the addition of loans that qualified for the U.S. Treasury’s Small Business Lending Fund Program (SBLF Program). The annualized dividend rate on the $25 million of preferred stock issued under the U.S. Treasury’s Small Business Lending Fund Program (SBLF Program) for the years ended December 31, 2013 and 2012, was 1 percent and 1.54 percent, respectively.

On December 31, 2013, total assets were approximately $1.15 billion representing a $91 million or 9 percent increase above December 31, 2012. Compared to one year ago, asset growth occurred primarily in the commercial loan portfolio and was funded primarily by an increase in core deposits (i.e., all deposits excluding CDs) and low-rate advances from the Federal Home Loan Bank of Pittsburgh.

Cash dividends on common shares for the year 2013 totaled $0.438 per share, as adjusted, representing an increase of $0.074 or 20 percent above the year 2012. Additionally, a 5% common stock dividend was distributed on December 10, 2013, the same percentage that was distributed in December 2012.

The Corporation has traditionally maintained a capital level well above minimum regulatory quantitative requirements. Currently, there are three federal regulatory definitions of capital that take the form of minimum ratios. Table 9—Capital Ratios, shows that the Corporation and PeoplesBank were well capitalized for all three years presented.

2012 vs. 2011

The Corporation earned net income available to common shareholders (earnings) totaling $9,010,000 or $1.93 per share basic, $1.91 per share diluted, compared to $5,319, 000 or $1.16 per share basic, $1.15 per share diluted for the year 2011. The $3,691,000 or 69 percent increase in earnings was primarily the result of increases in interest and noninterest income and decreases in the provision for loan losses and preferred stock dividends, which more than offset increases in noninterest expense and provision for income taxes.

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

The $832,000 or 11 percent increase in noninterest income for the year 2012, compared to the year 2011, resulted primarily from a $550,000 or 71 percent increase in net gains from the sale of loans held for sale (i.e., residential mortgage loans). Market interest rates decreased to record low levels during the year 2012, leading to an increase in residential mortgage loan refinancings. A $302,000 or 242 percent increase in pretax net gains from the sale of investment securities also contributed to the increase in noninterest income. U.S. agency mortgage-backed securities (MBS) were selectively sold at a gain to remove relatively low yielding instruments that were prepaying principal faster than anticipated and small odd-lot securities from the MBS portfolio.

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

Cash dividends on common shares for the year 2012 totaled $0.364 per share, as adjusted, representing an increase of $0.045 or 14 percent above 2011. Additionally, a 5% common stock dividend was distributed on December 11, 2012. Comparatively, no stock dividend on the Corporation’s common stock was distributed in the year 2011.

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

Net interest income for the year 2013 totaled $38,353,000, an increase of $2,368,000 or approximately 7 percent above the year 2012. The increase in net interest income was due primarily to a decrease in funding costs resulting from a larger proportion of low cost core deposits to total deposits and lower rates generally paid on all deposit products, which reflected unusually low market interest rates. Net interest income (tax equivalent basis) annualized as a percentage of average interest earning assets, i.e., net interest margin, was 3.83 percent for the year 2013, compared to 3.81 percent for the year 2012.

Interest income for the year 2013 totaled $46,972,000, an increase of $460,000 or 1 percent above the year 2012. The increase was driven primarily by an increase in the average volume of earning assets, principally commercial loans, although the volume effect was muted by lower yields, a reflection of the low interest rate environment. Interest earning assets for the year 2013 averaged $1.04 billion and yielded 4.66 percent (tax equivalent basis), compared to $981 million and 4.89 percent, respectively, for the year 2012.

Interest expense for the year 2013 totaled $8,619,000, a decrease of $1,908,000 or 18 percent below the year 2012. The decrease was driven primarily by a general decrease in rates, due to the low interest rate environment, and from a larger proportion of low cost core deposits to total deposits. Interest bearing liabilities for the year 2013 averaged $887 million at an average rate of 0.97 percent, compared to $854 million and 1.23 percent, respectively, for the year 2012. The growth of core deposits is a particular focus of the Corporation because the interest rates are relatively low, are a source of fee income and provide the opportunity to cross-sell other financial products and services. The Corporation excludes time deposits in its definition of core deposits. While average core deposits grew by approximately $54 million or 12 percent for the year 2013, compared to the year 2012, the average volume of time deposits decreased approximately $19 million or 5 percent due most likely to depositor preference for liquidity given the small interest rate spread between core and time deposits.

Comparatively, net interest income for the year 2012 totaled $35,985,000, an increase of $2,933,000 or 9 percent above the year 2011. The increase was primarily the result of an increase in the average volume of interest earning assets and a decrease in the average rate paid on deposits. Net interest income (tax equivalent basis) as a percentage of interest earning assets, i.e., net interest margin, was 3.81 percent for the year 2012, compared to 3.73 percent for the year 2011. Interest earning assets averaged $981 million and yielded 4.89 percent (tax equivalent basis) for 2012, compared to $925 million and 5.07 percent, respectively, for the year 2011. The $56 million or 6 percent increase in the average volume of interest earning assets, which more than offset the decrease in the average yield, was due primarily to an increase in commercial loans. Interest bearing liabilities averaged $854 million at an average rate of 1.23 percent for the year 2012, compared to $824 million and 1.50 percent, respectively, for the year 2011. The $30 million or 4 percent increase in the average volume of interest bearing liabilities reflected growth in core deposits, principally money market and noninterest bearing demand deposits.

Tables 1 and 2 are presented on a tax equivalent basis to make it easier to compare taxable and tax-exempt assets. Income from tax-exempt assets, primarily loans to or securities issued by state and local governments, is increased by the amount of federal income taxes which would have been incurred if the income was taxable at the rate of 34 percent.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	2013			2012			2011
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Interest bearing deposits with banks	$25,674	$65	0.25%	$37,101	$94	0.25%	$27,297	$66	0.24%
Federal funds sold	0	0	0.00	0	0	0.00	674	2	0.00
Investment securities:
Taxable	134,573	2,916	2.17	145,357	3,381	2.33	150,529	3,830	2.54
Tax-exempt	90,850	3,561	3.92	84,357	3,587	4.25	79,577	3,581	4.50
Total investment securities	225,423	6,477	2.87	229,714	6,968	3.03	230,106	7,411	3.22

Loans:
Taxable (1)	774,683	41,163	5.31	700,915	40,096	5.72	651,604	38,485	5.91
Tax-exempt	11,716	643	5.49	13,150	770	5.86	14,891	887	5.96
Total loans	786,399	41,806	5.32	714,065	40,866	5.72	666,495	39,372	5.91
Total earning assets	1,037,496	48,348	4.66	980,880	47,928	4.89	924,572	46,851	5.07
Other assets (2)	57,720			60,431			60,143
Total assets	$1,095,216			$1,041,311			$984,715
Liabilities and Shareholders’ Equity Deposits:
Interest bearing demand	$371,503	$1,402	0.38%	$336,077	$1,335	0.40%	$305,982	$1,937	0.63%
Savings	37,906	94	0.25	33,516	84	0.25	29,442	108	0.37
Time	408,229	6,159	1.51	427,536	8,196	1.92	429,213	9,111	2.12
Total interest bearing deposits	817,638	7,655	0.94	797,129	9,615	1.21	764,637	11,156	1.46
Short-term borrowings	22,724	125	0.55	20,843	122	0.59	11,553	114	0.99
Long-term debt	47,018	839	1.78	36,212	790	2.18	47,459	1,089	2.29
Total interest bearing liabilities	887,380	8,619	0.97	854,184	10,527	1.23	823,649	12,359	1.50

Noninterest bearing deposits	95,738			82,008			71,621
Other liabilities	7,268			6,727			5,137
Shareholders’ equity	104,830			98,392			84,308

Total liabilities and shareholders’ equity	$1,095,216			$1,041,311			$984,715
Net interest income (tax equivalent basis)		$39,729			$37,401			$34,492
Net interest margin (3)			3.83%			3.81%			3.73%
Tax equivalent adjustment		(1,376)			(1,416)			(1,440)
Net interest income		$38,353			$35,985			$33,052

(1)

Average balance includes average nonaccrual loans of $10,588,000 in 2013, $11,538,000 in 2012, and $16,550,000 in 2011. Interest includes net loan fees of $1,458,000 in 2013, $1,060,000 in 2012, and $941,000 in 2011.

(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.
(3)	Net interest income (tax equivalent basis) annualized as a percent of average interest earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	2013 vs. 2012			2012 vs. 2011
	Increase (decrease) due to change in			Increase (decrease) due to change in
(dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$(29)	$0	$(29)	$23	$5	$28
Federal funds sold	0	0	0	(2)	0	(2)
Investment securities:
Taxable	(201)	(264)	(465)	(118)	(331)	(449)
Tax-exempt	278	(304)	(26)	215	(209)	6
Loans:
Taxable	4,809	(3,742)	1,067	3,455	(1,844)	1,611
Tax-exempt	(84)	(43)	(127)	(104)	(13)	(117)
Total interest income	4,773	(4,353)	420	3,469	(2,392)	1,077
Interest Expense
Deposits:
Interest bearing demand	127	(60)	67	188	(790)	(602)
Savings	11	(1)	10	15	(39)	(24)
Time	(370)	(1,667)	(2,037)	(36)	(879)	(915)
Short-term borrowings	7	(4)	3	92	(84)	8
Long-term debt	236	(187)	49	(267)	(32)	(299)
Total interest expense	11	(1,919)	(1,908)	(8)	(1,824)	(1,832)
Net interest income	$4,762	$(2,434)	$2,328	$3,477	$(568)	$2,909

Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for loan losses

The provision for loan losses is an expense charged to earnings to cover estimated losses attributable to uncollectable loans. The provision reflects management’s judgment of an appropriate level for the allowance for loan and lease losses. The Risk Management section of this report, including Tables 10 – Nonperforming Assets, 11 – Analysis of Allowance for Loan and Lease Losses, and 12 – Allocation of Allowance for Loan and Lease Losses, provides detailed information about the allowance, provision and credit risk.

For the year 2013, the provision for loan losses was $1,470,000, the level needed to support a larger loan portfolio, replenish net charge-offs totaling $797,000 and to maintain the adequacy of the allowance for loan losses. Comparatively, the provision for loan losses for the year 2012 totaled $1,750,000, which in part also supported loan growth in addition to replenishing a higher level of net charge-offs totaling $1,150,000. The provision for the year 2011 totaling $4,935,000 was unusually high, the result of two unrelated partial loan charge-offs totaling $3,175,000 as reported on a Form 8-K filed October 3, 2011 and a Form 8-K/A filed on November 10, 2011. The downward trend in the provision generally reflects improving credit quality, which correlates with the gradually improving economy including a decline in the rate of unemployment and increasing stability in real estate values.

Noninterest income

The following table presents the components of total noninterest income for each of the past three years.

Table 3 - Noninterest income

(dollars in thousands)	2013	2012	2011
Trust and investment services fees	$1,922	$1,702	$1,510
Income from mutual fund, annuity and insurance sales	614	896	1,103
Service charges on deposit accounts	2,727	2,560	2,583
Income from bank owned life insurance	727	633	647
Other income	662	645	613
Net gain on sales of loans held for sale	1,019	1,327	777
Net gain on sales of securities	83	427	125
Total noninterest income	$7,754	$8,190	$7,358

For the year 2013, the overall $436,000 or 5 percent decrease in total noninterest income, compared to the year 2012, was primarily the result of decreases in income from mutual fund, annuity and insurance sales, net gain on sales of loans held for sale and net gain on sales of securities. Core noninterest income, which excludes the net gain on sales of securities, was basically the same for both years. The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The upward trend in trust and investment service fees over the three year period presented was primarily the result of new business development and appreciation in the market value of managed accounts, upon which some fees are based.

Income from mutual fund, annuity and insurance sales—For the year 2013, the $282,000 or 31 percent decrease in income from the sale of mutual fund, annuity and insurance products by Codorus Valley Financial Advisors (CVFA), a subsidiary of PeoplesBank, was the result of a decrease in sales and loss of accounts due to the resignation of three registered representatives who left CVFA in April 2013. The operation has since been stabilized and re-staffed and is operating under a new business model. Comparatively, the $207,000 or 19 percent decrease in income for the year 2012 vs. 2011 was also the result of a decrease in sales, which reflected market uncertainty and the relative unattractiveness of variable annuities due to low rates and less favorable structures.

Service charges on deposit accounts—For the year 2013, the $167,000 or 7 percent increase in service charges on deposit accounts was due primarily to an increase in debit card revenue, which reflected an increase in the volume of transactions from normal business growth. Increases in account analysis fees and overdraft fees also contributed to the overall increase in service charges. For 2012, service charges on deposit accounts decreased slightly compared to the year 2011 due primarily to a decrease in overdraft fees. Overdraft fee income on consumer accounts enrolled in PeoplesBank’s automated overdraft payment program, which is a significant component of service charges, decreased in response to the implementation of FDIC guidance on July 1, 2011, which effectively restricted overdraft pricing policies.

Income from bank owned life insurance (BOLI)—For the year 2013, the $94,000 or 15 percent increase in income from BOLI was due to an additional investment totaling $5.3 million in February 2013. Of this total $4.7 million was invested with Massachusetts Mutual Life Insurance Company and $0.6 million was invested with Midland National Life Insurance Company. The initial tax-exempt yield on this investment was approximately 3.77 percent or 5.71 percent on a tax equivalent basis.

Income from BOLI for the years 2012 and 2011 was basically flat as low market interest rates depressed yields. This investment provides a competitive tax-free return to the Corporation while providing a life insurance benefit to the management team and directors.

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

Net gain on sales of loans held for sale—For the year 2013, the $308,000 or 23 percent decrease in net gain on sales of loans held for sale resulted from a decrease in production, which was demand driven. Refinancing demand and gains therefrom have declined as a consequence of saturation and the higher level of market interest rates. For 2012, the $550,000 or 71 percent increase in net gain on sales of loans, compared to the year 2011, was due primarily to an increase in the volume of residential mortgage loan sales. The unusually low level of market interest rates that prevailed throughout the year 2012, which were influenced by the Federal Reserve Bank to stimulate the U.S. economy, resulted in a sharp increase in residential mortgage loan refinancings.

Net gain on sales of securities—For the year 2013, the $344,000 or 81 percent decrease in gains from the sale of securities reflected a higher level of sales in the prior year. During the year 2012, PeoplesBank selectively sold U.S. agency mortgage-backed securities (MBS) to remove relatively low yielding instruments that were prepaying principal faster than anticipated from the MBS portfolio.

Noninterest expense

The following table presents the components of total noninterest expense for each of the past three years.

Table 4 - Noninterest expense

(dollars in thousands)	2013	2012	2011
Personnel	$16,827	$15,312	$13,748
Occupancy of premises, net	2,049	1,977	2,004
Furniture and equipment	2,045	1,851	1,695
Postage, stationery and supplies	586	508	519
Professional and legal	667	534	586
Marketing and advertising	1,074	907	840
FDIC insurance	622	733	1,004
Debit card processing	773	707	655
Charitable donations	685	640	396
External data processing	693	605	497
Foreclosed real estate including (gains) losses on sales	713	2,830	1,701
Impaired loan carrying costs	345	299	620
Other	3,075	3,025	2,814
Total noninterest expense	$30,154	$29,928	$27,079

Total noninterest expense for the year 2013 increased $226,000 or 1 percent above the year 2012 due primarily to the 10 percent increase in personnel expense, which resulted from expanding the banking franchise and normal business growth. A significant reduction in impairment costs associated with foreclosed real estate more than offset the increase in personnel expense, which kept the overall increase in noninterest expense to a minimum.

Expansion of the banking franchise—During the year 2013, PeoplesBank established a full-service financial center in Hanover, PA. The new office, known as Young Manor, which opened for business in May 2013, operates out of leased space and is presently staffed by three persons. Additionally, PeoplesBank constructed a full-service financial center in Dover, PA on a building lot it purchased in October 2012. The new office with a staff of five people opened for business in September 2013. To date, both offices have contributed to the growth in loans and deposits. Franchise expansion is a driver of noninterest expense, particularly within the categories of personnel, occupancy, furniture and equipment, and marketing.

The discussion that follows addresses changes in selected noninterest expense categories.

Personnel—Personnel expense is comprised of wages, sales commissions, payroll taxes and employee benefits, such as medical insurance and 401K plans. The $1,515,000 or 10 percent increase in personnel expense for the year 2013, compared to the year 2012, was attributable to expansion of the banking franchise, as discussed above, and normal business growth. An increase in employee benefit expenses also contributed to the increase in personnel expense, including increases in medical insurance, due to a greater level of claims, and employer paid 401K Plan costs. Effective January 1, 2013, PeoplesBank increased 401K Plan matching contributions to 100 percent up to the first 4 percent of an employee’s compensation contributed to the Plan, compared to a 50 percent match up to the first 6 percent contributed, for the year 2012. Comparatively, the $1,564,000 or 11 percent increase in personnel expense for the year 2012, compared to the year 2011, was also attributable to normal business growth, which included the full year’s impact of a financial center addition in September 2011, increased sales commissions for mortgage originators which resulted from increased production, and the accrual of annual performance incentives.

Occupancy of premises, net— Occupancy of premises expense is comprised of rent, depreciation, maintenance, insurance, real estate taxes and utilities. The level of expense can vary annually based upon franchise expansion, repairs and maintenance, and normal business growth. Examples of franchise expansion include the addition of two banking offices in the year 2013 and one banking office in the year 2011.

Furniture and equipment—This category includes depreciation expense on furniture and equipment, including IT-related equipment, and the cost of computer hardware and software maintenance contracts among other expenses. The upward trend in this expense category reflects normal business growth, including price increases, IT related initiatives to improve service and processing efficiency, small equipment purchases and expansion of the banking franchise.

Professional and legal—The level of professional and legal expense can vary annually based on the varying needs for legal, accounting and consulting services, which is driven in part by the level of routine lawsuits in the ordinary course of business, the number and complexity of corporate initiatives, including IT security, and changes in regulatory compliance requirements.

Marketing and advertising—Expense for the three years presented shows an upward trend that reflects an increased operating budget to support normal business growth and increased corporate initiatives such as branding, product advertising and internal promotions. Looking ahead to the year 2014, an increase in the marketing budget is anticipated to promote PeopleBank’s 150th year anniversary.

FDIC insurance—Expense for the three years presented shows a downward trend, which reflects a decrease in the assessment rate. The decrease in the assessment rate was due to PeoplesBank’s improved financial performance and credit quality, and a change in the methodology for calculating insurance premiums by the FDIC. Effective April 1, 2011, the FDIC lowered assessment rates and applied them against average assets minus average tangible capital, instead of domestic deposits. More information about FDIC insurance assessments is available under the Supervision and Regulation section of this report (reference the subheading-FDIC).

Debit card processing—Expense for the three years presented shows an upward trend, which reflects increases in the number of new accounts and transaction volume. This expense category also includes the cost of operating automated teller machines, which presently total twenty-four in number.

Charitable donations— Charitable donations show an upward trend for the three year period presented, which represents an increase in donations to nonprofit organizations that qualify for related state tax credits. PeoplesBank uses state tax credits from donations to reduce its Pennsylvania Shares Tax expense, included below in other expenses. State tax credits typically range from 55 to 90 percent of the amount donated, effectively lowering the cost of the donation.

External data processing—The upward trend in external data processing expense reflects increased reliance on outsourcing transaction processing to specialized vendors. Typically this is performed on their hosted and secure websites thereby increasing our processing efficiency. Increases in the services offered to our client base and increases in transaction volume from normal business growth also contribute to the increase in this expense category.

Foreclosed real estate including (gains) losses on sales—Net foreclosed real estate expense is comprised of impairment losses, including losses on sales, and carrying costs, net of gains from sales and income generated by the real estate. Typical carrying costs include insurance, maintenance and repairs, real estate taxes, appraisals and legal fees. For the year 2013, foreclosed real estate expense decreased $2,117,000 or 75 percent, compared to the year 2012, which was unusually high. The year 2012 included a $1,027,000 provision related to a single foreclosed property, as previously reported on Form 8-K dated August 30, 2012 and filed with the SEC. Losses totaling $816,000 on two additional and unrelated properties during the year 2012 contributed as well.

Impaired loan carrying costs— Weakness in economic and business conditions can cause fluctuations in impaired loan carrying costs. Factors such as the number and size of the loans in the impaired loan portfolio, financial capacity of the borrower or guarantor, value and liquidity of underlying collateral and the timing of when and for how long loans are classified as impaired, among other factors, contribute to the variability of this expense from period to period. Carrying costs are the same as those described for foreclosed real estate.

Other—Other expense is comprised of many underlying expenses, including, but not limited to: Pennsylvania shares tax, memberships and subscriptions, director fees, liability insurance, third-party courier, correspondent banking expenses and miscellaneous operating losses. For the year 2013, the $50,000 or 2 percent increase in other expense was primarily attributable to an increase in Pennsylvania shares tax expense. Growth in bank equity, the assessment base for the tax, increases shares tax although the tax can fluctuate annually based on the amount of available state tax credits that are deducted from the tax, which originated from qualifying charitable donations described earlier. For example, shares tax, net of credits, totaled $404,000 for 2013, compared to 306,000 for 2012 and $392,000 for 2011. For the year 2012, the $211,000 or 7 percent increase in the other expense category above the year 2011 included a nonrecurring charge-off of the unamortized balance of an intangible asset totaling $163,000. The upward trend in the other expense category for the three year period presented also reflects normal business growth.

Provision for income taxes

The provision for income tax for year 2013 was $3,917,000, compared to a $3,103,000 for 2012. The increase in income tax was primarily the result of an increase in pretax income. The Corporation’s statutory federal income tax rate for the years 2013 and 2012 was 35 percent and 34 percent, respectively. The Corporation’s effective income tax rate was approximately 27 percent for 2013, compared to 24.8 percent for 2012. The effective tax rate differs from the statutory tax rate due to the impact of low-income housing credits and tax-exempt income, including income from bank owned life insurance.

Preferred stock dividends and discount accretion

Preferred stock dividends for the year 2013 totaled $250,000, compared to $384,000 for the year 2012. The $134,000 or 35 percent decrease was a result of a decrease in the dividend rate on preferred stock caused by the addition of loans above a predetermined baseline portfolio balance that qualified for the U.S. Treasury’s Small Business Lending Fund Program (SBLF Program). Information about the U.S. Treasury’s SBLF Program is provided in Note 10—Shareholders’ Equity of this report.

BALANCE SHEET REVIEW

Interest bearing deposits with banks

Interest bearing deposits with banks totaled $2 million on December 31, 2013, compared to $35 million on December 31, 2012. Throughout the last half of the year 2013 bank balances were drawn down to meet the strong demand for commercial loans.

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

Table 5-Investment Securities

	2013		2012		2011
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale
Debt securities:
U.S. Treasury notes	$0	$0	$5,001	$5,032	$10,003	$10,134
U.S. agency	33,265	33,499	37,000	38,058	29,593	30,673
U.S. agency mortgage-backed, residential	105,181	105,919	84,630	88,233	103,017	106,444
State and municipal	87,004	89,323	98,744	102,739	82,272	86,610
Total debt securities	$225,450	$228,741	$225,375	$234,062	$224,885	$233,861

At December 31, 2013, the fair value of securities, available-for-sale, totaled $229 million, slightly below the $234 million value at December 31, 2012. For the year 2013, cash inflows from maturities and repayments, and the proceeds from sales of securities were reinvested in U.S. agency mortgage-backed bonds to take advantage of improved yield opportunities and to provide cash flow, which could be re-priced at higher yields should market interest rates trend upward in the future.

Securities, available-for-sale are generally comprised of high quality debt instruments. On January 1, 2013, provision 939(a) of the Dodd-Frank Act became effective changing the definition of investment grade by removing reliance on credit ratings by national statistical rating organizations. Investment grade under the revised definition requires an active review ( i.e., pre-purchase and post-purchase credit risk analysis) of the obligor to determine that the obligor has an adequate capacity to meet its financial commitments and more specifically that the risk of default is low and that full and timely repayment of principal and interest is expected. Obligations of the U.S. government and U.S. government sponsored enterprises are not subject to the due diligence requirement; however, municipal and corporate obligations are subject to the new requirement.

Included in Table 5 are investments in the obligations of states and municipalities, which we believe are sound investments. Municipalities have many options for meeting their debt obligations, including decreasing costs and service levels, imposing taxes and fees and selling assets. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific reserves, which provide a layer of protection to the investor. Access to the credit market and a good credit rating are high priorities of municipal management enabling it to meet its current and future funding needs at a reasonable interest cost. For these reasons, defaults on municipal bonds are very low, well below 1 percent. The majority of bonds in the Bank’s portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. Many of the municipal holdings are also insured or backed by specific school district loss reserves. Based on the results of an independent credit review of the Bank’s municipal bond portfolio in the fourth quarter of 2013 and recent bond ratings by national statistical rating organizations we believe that the investments held by the Bank are investment grade.

Table 6—Securities Maturity Schedule, shows that the available-for-sale portfolio had a yield of 3.10 percent on December 31, 2013. Comparatively, the portfolio yield was 3.14 percent on December 31, 2012. The decrease in portfolio yield for 2013 was the result of security additions, including the reinvestment of cash inflows from scheduled maturities and repayments of mortgage-backed bonds, during a period of unusually low market interest rates and asset yields. More information about investment securities is provided in Note 3-Securities in the notes to the consolidated financial statements.

Table 6-Securities Maturity Schedule (amortized cost basis)

	December 31, 2013 Maturity Distribution
	One year or less	One through five years	Five through ten years	After ten years	Total
(dollars in thousands)					Amount	Yield(1)

Available-for-sale
Debt securities:
U.S. agency	$3,027	$25,576	$4,662	$0	$33,265	1.97%
U.S. agency mortgage-backed, residential (2)	0	79,320	25,861	0	105,181	2.70%
State and municipal	10,968	65,726	6,490	3,820	87,004	4.02%
Total debt securities	$13,995	$170,622	$37,013	$3,820	$225,450	3.10%

Yield (1)	3.53%	3.03%	2.92%	6.18%	3.10%

(1) Weighted average yields (tax equivalent basis) were calculated on the amortized cost basis.
(2) U.S. agency mortgage-backed securities are included in the maturity categories based on average expected life.

Restricted investment in bank stocks

At December 31, 2013, PeoplesBank held approximately $4.7 million in restricted common stock, compared to $2.9 million at year-end 2012. Investment in restricted stock is a condition of obtaining credit from the Federal Home Loan Bank of Pittsburgh (FHLBP) and the Atlantic Community Bankers Bank (ACBB) organizations. Accordingly, the increase in the level of restricted stock was the result of borrowing from the FHLBP as described within the Long-term Debt section of this report. Of the total investment, approximately $4.67 million consisted of stock issued by the FHLBP and approximately $0.08 million issued by the ACBB. Information about restricted investment in bank stocks, including impairment considerations, is provided in Note 1–Summary of Significant Accounting Policies in the notes to the consolidated financial statements.

Loans held for sale

On December 31, 2013, loans held for sale were approximately $0.5 million, compared to $3.1 million at year-end 2012. For both years PeoplesBank’s mortgage banking staff remained focused on originating and selling residential mortgages without retaining servicing rights. Unlike the year 2012, when market interest rates were unusually low and refinancing activity was robust, the year 2013 experienced an increase in rates that began in May. As a result of the increase in market interest rates, the level of mortgage refinancing decreased significantly for the second half of the year 2013 causing a sharp drop in mortgage production and income therefrom.

Loans

On December 31, 2013, total loans, net of deferred fees, totaled approximately $859 million, an increase of $122 million or 17 percent above year-end 2012. Most of the increase was due to a $107 million or 18 percent increase in commercial loans, which reflected increased demand, in spite of a continuation of sluggish economic conditions, and our ability to acquire business from competitors based on our reputation for client service and competitive prices and terms. A $15 million or 23 percent increase in home equity loans for the year 2013, compared to the year 2012, as a result of low rate promotions also contributed to the overall increase in total loans. The composition of the Corporation’s loan portfolio, by industry class, at December 31, 2013 and 2012 is provided in Note 4–Loans in the notes to the consolidated financial statements. The average yield (tax equivalent basis) earned on total loans was 5.32 percent for the year 2013, compared to 5.72 percent for the year 2012. Table 7 presents the general composition of total loans for five year-end periods.

Table 7-Loan Portfolio Composition

	December 31,
(dollars in thousands)	2013	%	2012	%	2011	%	2010	%	2009	%
Commercial, financial and agricultural	$607,779	70.7	$510,544	69.2	$462,061	66.6	$419,649	65.5	$415,404	64.3
Real estate-construction and land development	106,436	12.4	96,936	13.2	103,514	14.9	95,735	14.9	104,986	16.3
Total commercial related loans	714,215	83.1	607,480	82.4	565,575	81.5	515,384	80.4	520,390	80.6

Real estate - residential mortgages	25,695	3.0	23,511	3.2	21,324	3.1	20,357	3.2	22,270	3.4
Consumer and home equity	119,474	13.9	106,143	14.4	106,616	15.4	105,108	16.4	103,217	16.0
Total consumer related loans	145,169	16.9	129,654	17.6	127,940	18.5	125,465	19.6	125,487	19.4

Total loans	$859,384	100.0	$737,134	100.0	$693,515	100.0	$640,849	100.0	$645,877	100.0

Table 8 shows that, at December 31, 2013, the commercial loan portfolio was comprised of approximately $486 million or 68 percent in fixed rate loans and $229 million or 32 percent in floating rate loans, compared to 59 percent in fixed rate loans and 41 percent in floating rate loans for the year ended December 31, 2012. During the year 2013, commercial borrowers exhibited a clear preference for fixed rate loans with maturities ranging from 5 to 10 years. Increasing the commercial loan portfolio’s duration achieved better pricing but also increased interest rate risk. Interest rate risk mitigation strategies included reducing the duration of the Corporation’s investment portfolio and lengthening fixed rate liabilities, principally borrowings from the Federal Home Loan Bank of Pittsburgh. Floating rate loans reprice periodically with changes in the Wall Street Journal (WSJ) prime rate or LIBOR. Additional loan information can be found in Note 4–Loans in the notes to the consolidated financial statements and within the Risk Management section of this report.

Table 8-Selected Loan Maturities and Interest Rate Sensitivity

	December 31, 2013 Maturity Distribution
(dollars in thousands)	One year or less	One through five years	After five years	Total
Commercial, financial and agricultural	$90,471	$119,976	$397,332	$607,779
Real estate-construction and land development	49,901	40,497	16,038	106,436
Total commercial related loans	$140,372	$160,473	$413,370	$714,215

Fixed interest rates	$27,698	$107,342	$350,478	$485,518
Floating interest rates	112,674	53,131	62,892	228,697
Total commercial related loans	$140,372	$160,473	$413,370	$714,215

Premises and equipment, net

On December 31, 2013, premises and equipment totaled approximately $14.6 million, compared to $11.5 million on December 31, 2012. The increase was primarily the result of planned capital expenditures associated with branch office additions and secondarily to IT related initiatives pertaining to the replacement of older technology, the addition of new client services and improvements to operating efficiency.

Other assets

On December 31, 2013, other assets totaled approximately $38 million, compared to $31 million on December 31, 2012. Other assets were primarily comprised of foreclosed real estate and investments in bank owned life insurance (BOLI). Foreclosed real estate, net of allowance, totaled $4.1 million at year-end 2013, compared to $3.6 million at year-end 2012. Foreclosed real estate is discussed in the Nonperforming Assets section of this report. Investments in life insurance relates to a select group of employees and directors whereby PeoplesBank is the owner and beneficiary of the policies. These investments, carried at the cash surrender value of the underlying policies, totaled $21.5 million at year-end 2013, compared to $15.5 million at year-end 2012. As a revenue raising strategy, PeoplesBank purchased $5.3 million of BOLI on February 6, 2013. Of this total, $4.7 million was invested with Massachusetts Mutual Life Insurance Company and $0.6 million was invested with Midland National Life Insurance Company. The selection of these insurers was based on their high credit rating and reputation, competitive tax-exempt yield and to accomplish diversification among insurers for the BOLI portfolio. The level of BOLI investment, including the $5.3 million addition, is estimated at 19 percent of PeoplesBank’s Tier 1 capital, excluding unrealized gains (losses) on available-for-sale securities, at December 31, 2013, which is well within PeoplesBank’s investment limitation of 25 percent of Tier 1 capital. Other assets also include lesser amounts for interest receivable on loans and investment securities, and net deferred tax assets. Additional information about these assets can be found in Note 1–Summary of Significant Accounting Policies in the notes to the consolidated financial statements under the appropriate subheadings.

Funding

Deposits

Deposits are the principal source of funding for earning assets. On December 31, 2013, deposits totaled $925 million, which represented a 24 million or 3 percent increase compared to the level at year-end 2012. The increase in total deposits occurred primarily within the demand (both interest and non-interest bearing), money market and saving categories. In contrast, total time deposits (i.e, CDs) decreased $11 million or 3 percent in response to our clients’ apparent preference for liquidity. The average rate paid on interest bearing deposits was 0.94 percent for the year 2013, compared to 1.21 percent for the year 2012, which reflected the low level of market interest rates. The composition of the Corporation’s deposit portfolio at December 31, 2013 is provided in Note 7-Deposits in the notes to the consolidated financial statements. On December 31, 2013, the balance of certificates of deposit with a balance of $100,000 and above was $170 million. Of this total, $17 million mature within three months, $15 million mature after three months but within six months, $49 million mature after six months but within twelve months, and the remaining $89 million mature beyond twelve months.

Short-term borrowings

Short-term borrowings consist of securities sold under agreements to repurchase (repo agreements), federal funds purchased and other borrowings as described more fully in Note 8-Short-term borrowings and Long-term Debt to the consolidated financial statements. On December 31, 2013, short-term borrowings totaled $40.4 million, compared to $19.4 million on December 31, 2012. The $21 million increase was due primarily to an increase in overnight borrowing with a very low rate of interest (25 basis points) from the Federal Home Loan Bank of Pittsburgh used to temporarily fund commercial loan demand in the second half of the year 2013.

Long-term debt

Long-term debt is a secondary funding source for asset growth. On December 31, 2013, long-term debt totaled $70.5 million, compared to $30.8 million at year-end 2012. The increase was the result of four $10 million advances from the Federal Home Loan Bank of Pittsburgh (FHLBP), which were used to help fund loan demand and to provide a hedge against rising market interest rates. All four advances had low fixed rates of interest with three to five year maturities. Generally, funds for the payment of long-term debt come from operations. On December 31, 2013, total unused credit with the FHLBP was approximately $217 million. Obligations to the FHLBP are secured by FHLBP stock and qualifying collateral, principally real estate secured loans. A listing of outstanding long-term debt obligations is provided in Note 8-Short-term Borrowings and Long-term Debt in the notes to the consolidated financial statements.

Shareholders’ equity and capital adequacy

Shareholders’ equity or capital enables the Corporation to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, corporate expansion, balance sheet growth, dividend policy and regulatory mandates, among others. Total shareholders’ equity was $107.6 million on December 31, 2013, compared to $101.3 million at year-end 2012. The increase in equity was the result of an increase in retained earnings from profitable operations.

Dividends on preferred stock

As previously disclosed, the Corporation participates in the U.S. Department of the Treasury’s (Treasury) Small Business Lending Fund Program (SBLF Program). Under this program, the Corporation issued $25 million, or 25,000 shares of non-cumulative, perpetual preferred stock, Series B, $1,000 liquidation value, $2.50 par value to the Treasury. The SBLF preferred stock qualifies as Tier 1 regulatory capital and requires the payment of non-cumulative cash dividends quarterly on each January 1, April 1, July 1 and October 1. Preferred dividends totaled $250,000 for the year 2013, which equated to a 1 percent dividend rate. Comparatively, preferred dividends totaled $384,000 for the year 2012, which equated to a 1.54 percent dividend rate. The decrease in the amount of dividends and dividend rate for the year 2013 was the result of the addition of SBLF qualifying loans that exceeded a predetermined SBLF portfolio baseline. More information about the SBLF Program is provided in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

Dividends on common stock

The Corporation typically pays cash dividends on its common stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other factors. Annual cash dividends per common share totaled $0.46 ($0.438 adjusted) for the year 2013, compared to $0.40 ($0.364 adjusted) for the year 2012. The adjusted amount reflects the effect of the 5 percent common stock dividend described below. On January 14, 2014, the Board declared a regular cash dividend of $0.12 per common share, payable on February 11, 2014, to shareholders of record on January 28, 2014.

Periodically, the Corporation distributes stock dividends on its common stock. On October 8, 2013, the Corporation declared a 5 percent common stock dividend that was distributed on December 10, 2013, to shareholders of record at the close of business on October 22, 2013. Distribution of this common stock dividend resulted in the issuance of 225,937 additional common shares.

Compensation plans

As disclosed in this report, the Corporation maintains various employee and director benefit plans that could result in the issuance of its common stock or affect its earnings. Information regarding these plans can be found in Note 11-Benefit Plans and Note 12-Stock-Based Compensation in the notes to the consolidated financial statements.

Preferred and common stock

Information pertaining to preferred and common stock issued by the Corporation is disclosed in Note 10–Shareholders’ Equity in the notes to the consolidated financial statements.

Shelf Registration

During November 2013, the Corporation filed a Form S-3 and prospectus using a “shelf” registration process. Under the shelf registration process, the Corporation may sell any combination of the following securities: common stock, preferred stock, warrants and units, from time to time in one or more offerings, up to a total dollar amount of $35 million. The Corporation expects to use the net proceeds of its sale of securities for general corporate purposes, unless specified otherwise in an applicable prospectus supplement.

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

Capital Conservation Buffer (as a % of risk-weighted assets)	Maximum Payout (as a % of eligible retained income)
Greater than 2.5%	No payout limitation applies
≤2.5% and >1.875%	60%
≤1.875% and >1.25%	40%
≤1.25% and >0.625%	20%
≤0.625%	0%

The Corporation plans to manage its capital to ensure compliance with the Basel III capital rules.

Table 9-Capital Ratios

	Ratios at December 31,		Federal Minimum Required	Federal Well Capitalized		Capital * at December 31,

(dollars in thousands)	2013	2012				2013	2012

Tier 1 risk-based capital
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	12.79%	13.59%	4.00%	n/a	%	$115,477	$105,597
PeoplesBank	12.42	13.20	4.00	6.00		111,713	102,120

Total risk-based capital
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	13.89%	14.79%	8.00%	n/a	%	$125,452	$114,899
PeoplesBank	13.53	14.40	8.00	10.00		121,688	111,422

Leverage
(Tier 1 capital as a percentage of average total assets)
Codorus Valley Bancorp, Inc. (consolidated)	10.18%	10.02%	4.00%	n/a	%	$115,477	$105,597
PeoplesBank	9.88	9.72	4.00	5.00		111,713	102,120

*	Net unrealized gains and losses on securities available-for-sale, net of taxes, are disregarded for capital ratio computation purposes in accordance with federal regulatory banking guidelines.

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

The Corporation uses loan-to-value ratios (LTV ratios), establishing generally acceptable ratios of the loan amount to the value of the collateral securing the loan, to minimize the risk of loss from the loan portfolio. At December 31, 2013, the LTV ratios listed below were in effect.

Loan type	LTV ratio %
Residential, owner occupied 1-4 units, tax assessment (MD)	90
Residential, owner occupied 1-4 units, tax assessment (PA)	80
Residential, owner occupied 1-4 units, certified appraisal	80
Residential, non-owner occupied 1-4 units, certified appraisal	75
Residential, 5 or more units	75
Agricultural	75
Commercial	70
Industrial	65
Vacant land (depending on improvements, approvals)	60-70
Special/limited use properties	50

An acceptable valuation is required on all real estate secured loans. Generally, an appraisal performed by an independent licensed appraiser is required for real estate secured loans where the amount is above $250,000, or is non-owner occupied, or if the LTV ratio is above 70 percent for commercial property or above the limits shown in the above schedule for valuations based on tax assessments for owner occupied residential property, or if an existing appraisal is more than two years old (unless there was a material change in market conditions or the physical aspects of the property). Exceptions to LTV ratios and the use of a licensed appraiser are sometimes made by management or the Board of Directors when there are compensating factors.

One component of the internal credit risk review is the identification and management of industry concentrations, defined as greater than 10 percent of the total loan portfolio. The Corporation had two industry concentrations that exceeded 10 percent of the total loan portfolio: builder & developer were 12.4 percent and 13.2 of the portfolio at December 31, 2013 and 2012, respectively; and commercial real estate investor was 16.5 and 16.6 percent of the portfolio, respectively. Loans to borrowers within these industries are usually collateralized by real estate.

In addition to a comprehensive lending policy, numerous internal reviews of loan and foreclosed real estate portfolios occur throughout the year. These portfolios or selected accounts therein are also examined periodically by bank regulators.

Nonperforming assets

The following table presents a five-year history of asset categories posing the greatest risk of loss and related ratios. We generally place a loan on nonaccrual status and cease accruing interest income, i.e., recognize interest income on a cash basis as long as the loan is sufficiently collateralized, when loan payment performance is unsatisfactory and the loan is past due 90 days or more. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank. The final category, troubled debt restructurings, pertains to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. The paragraphs below explain significant changes in the aforementioned categories for December 31, 2013, compared to December 31, 2012.

Nonperforming assets are reviewed by management on a monthly basis. We generally rely on appraisals performed by independent licensed appraisers to determine the value of collateral for impaired collateral-dependent loans. Generally, an appraisal is performed when: an account reaches 90 days past due, unless a certified appraisal was completed within the past twelve months; market values have changed significantly; the condition of the property has changed significantly; or the existing appraisal is outdated. In instances where the value of the collateral is less than the net carrying amount of the loan, a specific loss allowance is established for the difference by recording a loss provision to the income statement. When it is probable that some portion or all of the loan balance will not be collected, that amount is charged off as loss against the allowance.

Table 10-Nonperforming Assets

(dollars in thousands)	2013	2012	2011	2010	2009
Nonaccrual loans	$13,231	$6,232	$5,931	$14,844	$25,558
Nonaccrual loans, troubled debt restructurings	2,069	2,110	5,770	3,680	0
Accruing loans that are contractually past due 90 days or more as to principal and interest	0	186	0	197	40
Total nonperforming loans	15,300	8,528	11,701	18,721	25,598
Foreclosed real estate, net of allowance	4,068	3,633	16,243	10,572	9,314
Total nonperforming assets	$19,368	$12,161	$27,944	$29,293	$34,912
Accruing troubled debt restructurings	$3,342	$3,550	$3,272	$0	$0

Total period-end loans, net of deferred fees	$859,384	$737,134	$693,515	$640,849	$645,877
Allowance for loan losses (ALL)	$9,975	$9,302	$8,702	$7,626	$7,175
ALL as a % of total period-end loans	1.16%	1.26%	1.25%	1.19%	1.11%
Annualized net charge-offs as a % of average total loans	0.10%	0.16%	0.58%	0.39%	0.20%
ALL as a % of nonperforming loans	65.20%	109.08%	74.38%	40.74%	28.03%
Nonperforming loans as a % of total period-end loans	1.78%	1.16%	1.69%	2.92%	3.96%
Nonperforming assets as a % of total period-end loans and net foreclosed real estate	2.24%	1.64%	3.94%	4.50%	5.33%
Nonperforming assets as a % of total period-end assets	1.68%	1.15%	2.76%	3.06%	3.91%
Nonperforming assets as a % of total period-end shareholders’ equity	17.99%	12.00%	29.97%	38.27%	48.48%

As the loan portfolio has experienced strong growth over the years, we have made notable progress in managing the level of nonperforming assets. This has been accomplished through recoveries from borrower payments and foreclosed real estate sales, loan charge-offs and the establishment of valuation allowances for selective accounts. While progress has been made in managing nonperforming assets, we remain concerned about prolonged weak economic conditions and the corresponding effects it has on our commercial borrowers.

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

On December 31, 2013, the nonaccrual loan portfolio balance totaled $15,300,000, compared to $8,342,000 at year-end 2012. The increase in nonaccrual loans was primarily the result of the reclassification of a $5.5 million commercial loan to nonaccrual status described as loan no. 1, below. On December 31, 2013, the nonaccrual loan portfolio was comprised of thirty unrelated loan relationships, principally collateralized commercial loans, with outstanding principal balances ranging in size from $14,000 to $5,500,000. Five unrelated commercial relationships, which represent the majority of the nonaccrual loan portfolio balance, are described below.

Loan no. 1—At December 31, 2013, the outstanding principal balance of the loan relationship was $5,500,000, collateralized by various commercial properties. A $750,000 allowance for loan losses was established for this relationship. Management is pursuing its legal remedies to recover the amount due.

Loan no. 2—At December 31, 2013, the outstanding principal balance of the loan relationship was $2,069,000, collateralized by commercial rental properties whose rents are assigned to PeoplesBank. Based on a recent appraisal of the primary real estate collateralizing the relationship, we believe that the loans are adequately collateralized. The borrower is presently operating under a troubled debt restructuring agreement.

Loan no. 3—At December 31, 2013, the outstanding principal balance of the loan relationship was $1,407,000, collateralized by various residential rental properties. A $500,000 allowance for loan losses was established for this relationship. A bulk sale of the properties is anticipated in the future.

Loan no.4—At December 31, 2013, the outstanding principal balance of the loan relationship was $1,349,000, collateralized by two commercial properties. Based on an independent appraisal of the real estate collateralizing the relationship, we believe that the loans are adequately collateralized. The Bank is presently pursuing its legal remedies to recover the amount due.

Loan no. 5—At December 31, 2013, the outstanding principal balance of the loan relationship was $1,183,000, collateralized by residential and commercial properties. Subsequent to December 31, 2013, all properties were sold and the proceeds from the sales paid off the loan balance in full, including interest and costs.

For 2013, the gross interest income that would have been recorded if the nonaccrual loans had been current in accordance with their original terms and current throughout the period was approximately $1,004,000. The amount of interest income on those nonaccrual loans that was included in net income for 2013 was approximately $403,000. The interest income recognized on impaired loans, which includes nonaccrual loans, in Note 5–Loans in the notes to the consolidated financial statements, is a lesser amount because it includes interest income only from the time the loan was impaired.

At December 31, 2013, there were approximately $10 million in potential problem loans being closely monitored by management. Potential problem loans consist of loans classified as substandard where we have doubts as to the ability of the borrower to comply with present repayment terms, and which are not disclosed in Table 10. A loss allowance totaling $200,000 was established at December 31, 2013, for those potential problem commercial loans that, in our judgment, were under collateralized. Comparatively, we were monitoring approximately $19 million of potential problem loans at December 31, 2012.

Foreclosed real estate

On December 31, 2013, foreclosed real estate, net of allowance, totaled $4,068,000, compared to $3,633,000 at December 31, 2012. On December 31, 2013, the portfolio was comprised of seven unrelated accounts ranging in size from $134,000 to $1,179,000. If a valuation allowance for probable loss has been established for a particular property it is so noted in the property description below. Further valuation allowances may be required on any foreclosed property as additional information becomes available or conditions change. Foreclosed real estate is included in the other assets category on the Corporation’s balance sheet. Three unrelated foreclosed real estate properties, which represent the majority of the foreclosed real estate portfolio balance, are described below.

Property no. 1— The carrying amount of this property at December 31, 2013 was $1,179,000, which is net of a $2,119,000 allowance for probable loss based on an independent appraisal, as adjusted for improvements, less estimated selling costs. This account is collateralized by 266 acres of unimproved land that is zoned for residential development. Plans to obtain a formal development plan were suspended with the intent to temporarily retain the property and investigate other development, disposition or income generating options. Impairment loss for this property totaled $135,000 for the year 2013, which is reflected in the allowance.

Property no. 2— The carrying amount of this property at December 31, 2013 was $1,088,000, which is net of a $1,627,000 allowance for probable loss. The property is comprised of 134 approved residential building lots. Of this total, 28 lots are improved. Management is evaluating its disposition options with regard to this property.

Property no. 3—The carrying amount of this residential real estate property at December 31, 2013 was $698,000, which is net of a $82,000 allowance for probable loss. The property is presently listed for sale.

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

The allowance was $9,975,000 or 1.16 percent of total loans, on December 31, 2013, compared to $9,302,000 and 1.26 percent, respectively, on December 31, 2012. The $673,000 increase in the allowance for the year 2013 generally supported growth in the loan portfolio. The downward trend in the provision for loan losses since the year 2011 reflected a corresponding decrease in net charge-offs over that three year period. The level of charge-offs in the year 2011 were unusually high due to the inclusion of partial charge-offs for two unrelated commercial loans totaling $3,175,000. The risks and uncertainties associated with prolonged weakness in economic and business conditions, the level of unemployment and erosion of real estate values can adversely affect our borrowers’ ability to service their loans causing significant fluctuations in the level of charge-offs and provision expense from one period to another. Based on a comprehensive analysis of the loan portfolio, we believe that the allowance for loan losses was adequate at December 31, 2013.

Table 11 -Analysis of Allowance for Loan Losses

(dollars in thousands)	2013	2012	2011	2010	2009

Balance - beginning of year	$9,302	$8,702	$7,626	$7,175	$4,690
Provision charged to operating expense	1,470	1,750	4,935	2,990	3,715
Loans charged off:
Commercial, financial and agricultural	591	607	3,444	1,519	750
Real estate - construction and land development	0	2	0	789	310
Real estate - residential mortgages	27	115	141	31	0
Consumer and home equity	380	501	371	298	244
Total loans charged off	998	1,225	3,956	2,637	1,304
Recoveries:
Commercial, financial and agricultural	102	17	9	24	16
Real estate - residential mortgages	2	41	0	0	6
Consumer and home equity	97	17	88	74	52
Total recoveries	201	75	97	98	74
Net charge-offs	797	1,150	3,859	2,539	1,230
Balance - end of year	$9,975	$9,302	$8,702	$7,626	$7,175

Ratios:
Net charge offs as a % of average total loans	0.10%	0.16%	0.58%	0.39%	0.20%
Allowance for loan losses as a % of total period-end loans	1.16%	1.26%	1.25%	1.19%	1.11%
Allowance for loan losses as a % of nonperforming loans	65.20%	109.08%	74.38%	40.74%	28.03%

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

Table 12-Allocation of Allowance for Loan Losses

	December 31,
	2013		2012		2011		2010		2009
(dollars in thousands)	Amount	% Total Loans	Amount	% Total Loans	Amount	% Total Loans	Amount	% Total Loans	Amount	% Total Loans
Commercial, financial and agricultural	$6,131	70.7	$6,461	69.2	$5,950	66.6	$5,226	65.5	$4,974	64.3
Real estate - construction and land development	2,073	12.4	1,571	13.2	2,170	14.9	1,561	14.9	1,837	16.3
Total commercial related	8,204	83.1	8,032	82.4	8,120	81.5	6,787	80.4	6,811	80.6

Real estate - residential mortgages	65	3.0	124	3.2	88	3.1	30	3.2	32	3.4
Consumer and home equity	506	13.9	475	14.4	257	15.4	284	16.4	188	16.0
Total consumer related	571	16.9	599	17.6	345	18.5	314	19.6	220	19.4

Unallocated	1,200	n/a	671	n/a	237	n/a	525	n/a	144	n/a

Total	$9,975	100.0	$9,302	100.0	$8,702	100.0	$7,626	100.0	$7,175	100.0

Liquidity

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan customers, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, it provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are scheduled investment security maturities and cash inflows, funds received from customer loan payments and, to a lesser degree, asset sales. The primary sources of liability liquidity are deposit growth, short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At year-end 2013, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $84 million and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $217 million. The Corporation’s loan-to-deposit ratio was approximately 93 percent for year-end 2013, compared to 82 percent for year-end 2012. The increase in the ratio was the result loan growth outpacing the growth of deposits in the year 2013.

Off-Balance sheet arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Financial instruments with off-balance sheet risk are disclosed in Note 14-Commitments to Extend Credit in the notes to the consolidated financial statements totaled $277 million at December 31, 2013, compared to $248 million at December 31, 2012. Normally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn and therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Impact of inflation and changing prices

The majority of assets and liabilities of a financial institution are monetary in nature and therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation may impact the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio. Inflation may also significantly affect noninterest expenses, which tend to rise during periods of general inflation. The level of inflation can be measured by the change in the Consumer Price Index (CPI) for all urban consumers (December vs. December). The change in the CPI for 2013 was 1.5 percent, compared to 1.7 percent for 2012 and 3.0 percent for 2011.

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

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992), with an emphasis on Internal Control Over Financial Reporting-Guidance for Smaller Public Companies, also issued by COSO. Based on this assessment, management concluded that, as of December 31, 2013, the Corporation’s internal control over financial reporting is effective based on those criteria.

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

/s/ Larry J. Miller	/s/ Jann A. Weaver
Larry J. Miller	Jann A. Weaver
(Principal Executive Officer)	(Principal Financial and Accounting
Vice-Chairman, President	Officer) Treasurer, and
and Chief Executive Officer	Assistant Secretary

March 25, 2014	March 25, 2014

Item 8: Financial statements and supplementary data
Codorus Valley Bancorp, Inc.
Consolidated Balance Sheets

(dollars in thousands, except share and per share data)	December 31, 2013	December 31, 2012
Assets
Interest bearing deposits with banks	$1,947	$34,866
Cash and due from banks	13,115	14,891
Total cash and cash equivalents	15,062	49,757
Securities, available-for-sale	228,741	234,062
Restricted investment in bank stocks, at cost	4,742	2,863
Loans held for sale	514	3,091
Loans (net of deferred fees of $1,963 - 2013 and $1,186 - 2012)	859,384	737,134
Less-allowance for loan losses	(9,975)	(9,302)
Net loans	849,409	727,832
Premises and equipment, net	14,599	11,493
Other assets	37,574	30,639
Total assets	$1,150,641	$1,059,737

Liabilities
Deposits
Noninterest bearing	$107,921	$88,476
Interest bearing	817,382	812,831
Total deposits	925,303	901,307
Short-term borrowings	40,363	19,356
Long-term debt	70,493	30,815
Other liabilities	6,833	6,928
Total liabilities	1,042,992	958,406

Shareholders’ equity
Preferred stock, par value $2.50 per share; $1,000 liquidation preference, 1,000,000 shares authorized; 25,000 Series B shares issued and outstanding - 2013 and 2012	25,000	25,000
Common stock, par value $2.50 per share; 15,000,000 shares authorized; shares issued and outstanding: 4,800,318 at December 31, 2013 and 4,482,319 at December 31, 2012	12,001	11,206
Additional paid-in capital	45,399	40,524
Retained earnings	23,077	18,868
Accumulated other comprehensive income	2,172	5,733
Total shareholders’ equity	107,649	101,331
Total liabilities and shareholders’ equity	$1,150,641	$1,059,737

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Income

(dollars in thousands, except per share data)	2013	2012	2011
Interest income
Loans, including fees	$41,594	$40,613	$39,083
Investment securities:
Taxable	2,910	3,367	3,823
Tax-exempt	2,397	2,424	2,430
Dividends	6	14	7
Other	65	94	68
Total interest income	46,972	46,512	45,411

Interest expense
Deposits	7,655	9,615	11,156
Federal funds purchased and other short-term borrowings	125	122	114
Long-term debt	839	790	1,089
Total interest expense	8,619	10,527	12,359
Net interest income	38,353	35,985	33,052
Provision for loan losses	1,470	1,750	4,935
Net interest income after provision for loan losses	36,883	34,235	28,117

Noninterest income
Trust and investment services fees	1,922	1,702	1,510
Income from mutual fund, annuity and insurance sales	614	896	1,103
Service charges on deposit accounts	2,727	2,560	2,583
Income from bank owned life insurance	727	633	647
Other income	662	645	613
Net gain on sales of loans held for sale	1,019	1,327	777
Net gain on sales of securities	83	427	125
Total noninterest income	7,754	8,190	7,358

Noninterest expense
Personnel	16,827	15,312	13,748
Occupancy of premises, net	2,049	1,977	2,004
Furniture and equipment	2,045	1,851	1,695
Postage, stationery and supplies	586	508	519
Professional and legal	667	534	586
Marketing and advertising	1,074	907	840
FDIC insurance	622	733	1,004
Debit card processing	773	707	655
Charitable donations	685	640	396
External data processing	693	605	497
Foreclosed real estate including (gains) losses on sales	713	2,830	1,701
Impaired loan carrying costs	345	299	620
Other	3,075	3,025	2,814
Total noninterest expense	30,154	29,928	27,079
Income before income taxes	14,483	12,497	8,396
Provision for income taxes	3,917	3,103	1,617
Net income	10,566	9,394	6,779
Preferred stock dividends and discount accretion	250	384	1,460
Net income available to common shareholders	$10,316	$9,010	$5,319
Net income per common share, basic	$2.17	$1.93	$1.16
Net income per common share, diluted	$2.13	$1.91	$1.15

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Comprehensive Income

	Years ended December 31,
(dollars in thousands)	2013	2012	2011
Net income	$10,566	$9,394	$6,779
Other comprehensive (loss) income:
Securities available for sale:
Net unrealized holding (losses) gains arising during the period (net of tax (benefit) expense of ($1,806), $47, and $1,993, respectively)	(3,506)	91	3,869
Reclassification adjustment for (gains) included in net income (net of tax expense of $28, $145, and $42, respectively) (a) (b)	(55)	(282)	(83)
Net unrealized (losses) gains	(3,561)	(191)	3,786
Comprehensive income	$7,005	$9,203	$10,565

(a)	Amounts are included in net gain on sales of securities on the Consolidated Statements of Income within noninterest income.
(b)	Income tax amounts are included in provision for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2013	2012	2011
Cash flows from operating activities
Net income	$10,566	$9,394	$6,779
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	1,546	1,377	1,310
Net amortization of premiums on securities	1,223	1,438	1,449
Amortization of deferred loan origination fees and costs	(588)	(311)	(265)
Amortization of intangible assets	0	190	95
Provision for loan losses	1,470	1,750	4,935
Provision for losses on foreclosed real estate	342	2,663	829
Deferred income tax (benefit) expense	(437)	385	(1,057)
Amortization of investment in real estate partnership	325	335	583
Increase in cash surrender value and death benefit on bank owned life insurance	(727)	(633)	(647)
Originations of loans held for sale	(52,877)	(72,298)	(47,106)
Proceeds from sales of loans held for sale	56,215	73,403	50,004
Net gain on sales of loans held for sale	(1,019)	(1,327)	(777)
Gain (loss) on disposal of premises and equipment	1	9	(3)
Net gain on sales of securities available-for-sale	(83)	(427)	(125)
Net (gain) loss on sales of foreclosed real estate	(15)	167	(154)
Stock-based compensation	318	295	229
(Increase) decrease in interest receivable	(4)	73	(62)
Decrease in other assets	1,475	416	59
Decrease in interest payable	(79)	(51)	(166)
(Decrease) increase in other liabilities	(4)	(365)	411
Net cash provided by operating activities	17,648	16,483	16,321

Cash flows from investing activities
Purchases of securities, available-for-sale	(63,161)	(63,119)	(59,502)
Maturities, repayments and calls of securities, available-for-sale	41,855	44,178	37,937
Sales of securities, available-for-sale	20,090	17,440	15,715
(Purchase) redemption of restricted investment in bank stock	(1,879)	772	432
Net increase in loans made to customers	(123,171)	(44,689)	(59,274)
Purchases of premises and equipment	(4,653)	(2,018)	(1,402)
Investment in bank owned life insurance	(5,307)	(237)	(677)
Proceeds from bank owned life insurance	0	206	0
Investment in foreclosed real estate	0	(17)	(4,130)
Proceeds from sales of foreclosed real estate	207	10,028	914
Net cash used in investing activities	(136,019)	(37,456)	(69,987)

Cash flows from financing activities
Net increase in demand and savings deposits	34,734	63,343	51,186
Net decrease in time deposits	(10,738)	(16,435)	(2,896)
Net increase in short-term borrowings	21,007	9,099	3,494
Proceeds from issuance of long-term debt	40,000	0	15,000
Repayment of long-term debt	(322)	(15,813)	(30,414)
Tax benefit on vested restricted stock	89	44	0
Cash dividends paid to preferred shareholders	(250)	(634)	(774)
Cash dividends paid to common shareholders	(2,074)	(1,690)	(1,454)
Redemption of preferred stock and common stock warrant	0	0	(17,027)
Issuance of preferred stock	0	0	25,000
Net issuance of common stock	1,239	627	477
Cash paid in lieu of fractional shares	(9)	(6)	0
Net cash provided by financing activities	83,676	38,535	42,592
Net (decrease) increase in cash and cash equivalents	(34,695)	17,562	(11,074)
Cash and cash equivalents at beginning of year	49,757	32,195	43,269
Cash and cash equivalents at end of period	$15,062	$49,757	$32,195

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance, January 1, 2011	$15,983	$10,330	$37,290	$10,798	$2,138	$0	$76,539
Net income				6,779			6,779
Other comprehensive income, net of tax					3,786		3,786
Preferred stock discount accretion	478			(478)			0
Common stock cash dividends ($0.319 per share, adjusted)				(1,454)			(1,454)
Preferred stock cash dividends				(1,087)			(1,087)
Redemption of preferred stock and repurchase of common stock warrant	(16,461)		(566)				(17,027)
Issuance of preferred stock	25,000						25,000
Stock-based compensation including related tax benefit			229				229
Forfeiture and withheld shares of restricted stock			3			(20)	(17)
Issuance and reissuance of common stock including related tax benefit:
27,847 shares under the dividend reinvestment and stock purchase plan		67	199			3	269
16,442 shares under the employee stock option plan		37	87			17	141
11,257 shares under employee stock purchase plan		28	56				84
18,115 shares of stock-based compensation awards		45	(45)				0

Balance, December 31, 2011	$25,000	$10,507	$37,253	$14,558	$5,924	$0	$93,242
Net income				9,394			9,394
Other comprehensive loss, net of tax					(191)		(191)
Common stock cash dividends ($0.364 per share, adjusted)				(1,690)			(1,690)
5% common stock dividend, 211,564 shares at fair value		529	2,475	(3,010)			(6)
Preferred stock cash dividends				(384)			(384)
Stock-based compensation including related tax benefit			339				339
Withheld shares of restricted stock						(80)	(80)
Issuance and reissuance of common stock including related tax benefit:
23,165 shares under the dividend reinvestment and stock purchase plan		50	216			44	310
28,264 shares under the employee stock option plan		65	199			36	300
10,784 shares under employee stock purchase plan		27	70				97
11,290 shares of stock-based compensation awards		28	(28)				0

Balance, December 31, 2012	$25,000	$11,206	$40,524	$18,868	$5,733	$0	$101,331
Net income				10,566			10,566
Other comprehensive loss, net of tax					(3,561)		(3,561)
Common stock cash dividends ($0.438 per share, adjusted)				(2,074)			(2,074)
5% common stock dividend, 225,937 shares at fair value		565	3,459	(4,033)			(9)
Preferred stock cash dividends				(250)			(250)
Stock-based compensation including related tax benefit			407				407
Forfeiture and withheld shares of restricted stock			5			(169)	(164)
Issuance and reissuance of common stock including related tax benefit:
19,683 shares under the dividend reinvestment and stock purchase plan		40	233			82	355
65,441 shares under the employee stock option plan		159	739			38	936
8,420 shares under employee stock purchase plan		10	53			49	112
8,480 shares of stock-based compensation awards		21	(21)				0

Balance, December 31, 2013	$25,000	$12,001	$45,399	$23,077	$2,172	$0	$107,649

See accompanying notes.

Codorus Valley Bancorp, Inc.
Notes to Consolidated Financial Statements

NOTE 1-Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation
Codorus Valley Bancorp, Inc. (Corporation or Codorus Valley) is a one-bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (PeoplesBank or Bank). PeoplesBank operates two wholly-owned subsidiaries, Codorus Valley Financial Advisors, Inc., which sells nondeposit investment products, and SYC Settlement Services, Inc., which provides real estate settlement services. In addition, PeoplesBank may periodically create nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending the liquidation of these properties. PeoplesBank operates under a state charter and is subject to regulation by the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. The Corporation is subject to regulation by the Federal Reserve Board and the state of Pennsylvania.

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

In accordance with FASB ASC Topic 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of December 31, 2013 through the date these consolidated financial statements were issued.

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

Restricted Investment in Bank Stocks
Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of December 31, 2013 and 2012, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (FHLBP) and, to a lesser degree, Atlantic Community Bankers Bank (ACBB). Under the FHLBP’s Capital Plan, PeoplesBank is required to maintain a minimum member stock investment, both as a condition of becoming and remaining a member and as a condition of obtaining borrowings from the FHLBP. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP began paying a quarterly dividend on its common stock in February 2012, after a period of suspension since December 2008, but reported that future dividends will be dependent on its private-label residential mortgage-back securities portfolio, its overall financial performance and retained earnings and other factors. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended December 31, 2013 and 2012.

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

Allowance for Loan Losses
The allowance for loan losses represents the Corporation’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. While the Corporation attributes a portion of the allowance to individual loans and groups of loans that it evaluates and determines to be impaired, the allowance is available to cover all charge-offs that arise from the loan portfolio.

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

Banking regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to the Corporation. Based on a comprehensive analysis of the loan portfolio, the Corporation believes that the level of the allowance for loan losses at December 31, 2013 is adequate.

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

Premises and Equipment
Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation expense is calculated principally on the straight-line method over the assets’ estimated useful lives. Estimated useful lives are seven to forty years for buildings and improvements, three to twenty years for furniture and equipment and three to seven years for computer equipment and software. Maintenance and repairs are charged to expense as incurred. The cost of significant improvements to existing assets is capitalized and amortized over the shorter of the asset’s useful life or related lease term. When facilities are retired or otherwise disposed of, the depreciated cost is removed from the asset accounts, and any gain or loss is reflected in the statement of income.

Foreclosed Real Estate
Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, based upon an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a charge-off. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At December 31, 2013, foreclosed real estate, net of allowance was $4,068,000, compared to $3,633,000 for December 31, 2012.

Investments in Real Estate Partnerships
In March 2003, PeoplesBank acquired a 73.47 percent limited partner interest in a real estate joint venture known as Village Court, which was formed to develop, construct, own and operate a 60-unit affordable housing complex located in Dover Township, York County, Pennsylvania. Construction of the housing complex was completed in the fourth quarter of 2004 and the complex was fully leased by December 31, 2004. The investment balance included in other assets was $208,000 at December 31, 2013, compared to $533,000 at December 31, 2012.

Investment and related tax credits are accounted for under the effective yield method of accounting under which tax credits are recognized as they are allocated, and the cost of the investment is amortized to provide a constant yield over the period that tax credits are allocated, generally ten years.

Bank Owned Life Insurance
PeoplesBank invests in bank owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by PeoplesBank on a select group of employees and directors. PeoplesBank is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies and is included in other assets in the amount of $21,491,000 at December 31, 2013, compared to $15,467,000 at December 31, 2012.

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

The Corporation accounts for uncertain tax positions as required by FASB ASC Topic 740. FASB ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, the accounting standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. No significant income tax uncertainties have been identified by the Corporation; therefore, the Corporation recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2013 or 2012. The Corporation’s policy is to recognize interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statement of Income. The Company did not recognize any interest and penalties for the years ended December 31, 2013, 2012 and 2011. The tax years subject to examination by the taxing authorities are the years ended December 31, 2012, 2011, and 2010.

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

The computation of net income per common share for the years ended December 31, 2013, 2012 and 2011 is provided in the table below.

(in thousands, except per share data)	2013	2012	2011
Net income available to common shareholders	$10,316	$9,010	$5,319

Weighted average shares outstanding (basic)	4,744	4,663	4,585
Effect of dilutive stock options	95	64	29
Weighted average shares outstanding (diluted)	4,839	4,727	4,614

Basic earnings per common share	$2.17	$1.93	$1.16
Diluted earnings per common share	$2.13	$1.91	$1.15

Anti-dilutive stock options and common stock warrants
excluded from the computation of earnings per share	23	111	197

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

Supplemental cash flow information is provided in the table below.

	Years ended December 31,
(dollars in thousands)	2013	2012	2011
Cash paid during the period for:
Income taxes	$3,740	$2,825	$1,960
Interest	$8,698	$10,578	$12,525

Noncash investing activities:
Transfer of loans to foreclosed real estate	$969	$231	$3,013
Transfer of loans held for sale to held-to-maturity portfolio	$258	$0	$0
Increase in other liabilities for investment in foreclosed real estate	$0	$0	$116
Increase in other liabilities for purchase of securities settling after year-end	$0	$0	$1,063
Increase in other liabilities for preferred dividends declared	$0	$63	$313

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

Reclassification
Certain amounts in the 2012 and 2011 consolidated financial statements have been reclassified to conform to the 2013 presentation, which did not impact net income or shareholders’ equity.

Recent Accounting Pronouncements
There were no new accounting pronouncements affecting the Corporation during the reporting period that were not already adopted or that are expected to have a material impact on the Corporation’s consolidated financial position or results of operations.

NOTE 2-Restrictions on Cash and Due from Banks

The Bank is required to maintain average reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. In 2013 and 2012, the reserves were met with vault cash. The Bank is also required to maintain compensating balances with certain correspondent banks which totaled $75,000 at December 31, 2013, compared to $76,000 at December 31, 2012.

NOTE 3-Securities

A summary of securities, available-for-sale at December 31, 2013 and 2012 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, such as obligations of the United States government or agencies thereof and investments in the obligations of states and municipalities. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At December 31, 2013, the fair value of the municipal bond portfolio was concentrated in the states of Pennsylvania at 44 percent and Texas at 17 percent.

	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value

December 31, 2013
Debt securities:
U.S. agency	$33,265	$695	$(461)	$33,499
U.S. agency mortgage-backed, residential	105,181	1,563	(825)	105,919
State and municipal	87,004	2,411	(92)	89,323
Total debt securities	$225,450	$4,669	$(1,378)	$228,741

December 31, 2012
Debt securities:
U.S. Treasury notes	$5,001	$31	$0	$5,032
U.S. agency	37,000	1,083	(25)	38,058
U.S. agency mortgage-backed, residential	84,630	3,603	0	88,233
State and municipal	98,744	4,053	(58)	102,739
Total debt securities	$225,375	$8,770	$(83)	$234,062

The amortized cost and estimated fair value of debt securities at December 31, 2013 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on selected debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$13,995	$14,127
Due after one year through five years	170,622	174,047
Due after five years through ten years	37,013	36,635
Due after ten years	3,820	3,932
Total debt securities	$225,450	$228,741

Gross realized gains and losses on sales of securities, available-for-sale is shown below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Years ended December 31,
(dollars in thousands)	2013	2012	2011
Realized gains	$127	$428	$229
Realized losses	(44)	(1)	(104)
Net gains	$83	$427	$125

Securities, issued by agencies of the federal government, with a carrying value of $142,914,000 and $135,348,000 on December 31, 2013 and December 31, 2012, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at December 31, 2013 and 2012.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013
Debt securities:
U.S. agency	$15,351	$(461)	$0	$0	$15,351	$(461)
U.S. agency mortgage-backed, residential	56,787	(825)	0	0	56,787	(825)
State and municipal	9,897	(78)	797	(14)	10,694	(92)
Total temporarily impaired debt securities, available-for-sale	$82,035	$(1,364)	$797	$(14)	$82,832	$(1,378)

December 31, 2012
Debt securities:
U.S. agency	$8,251	$(25)	$0	$0	$8,251	$(25)
State and municipal	11,565	(58)	0	0	11,565	(58)
Total temporarily impaired debt securities, available-for-sale	$19,816	$(83)	$0	$0	$19,816	$(83)

The unrealized losses of $1,364,000 at December 31, 2013 within the less than 12 months category were attributable to five U.S. agency securities, eighteen U.S. agency mortgage-backed securities, and twenty-three state and municipal securities. The unrealized losses of $14,000 within the 12 months or more category were attributable to two state and municipal securities. All of the securities with unrealized losses have been evaluated and determined to be investment grade.

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

The Corporation believes that unrealized losses at December 31, 2013 were primarily the result of changes in market interest rates and that it has the ability to hold these investments for a time necessary to recover the amortized cost. Through December 31, 2013, the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

NOTE 4-Loans

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at December 31, 2013 and 2012. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance. Those industries representing the largest dollar investment and most risk are listed separately. The other commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

(dollars in thousands)	December 31, 2013	December 31, 2012
Builder & developer	$106,436	$96,936
Commercial real estate investor	141,372	122,714
Residential real estate investor	78,400	66,419
Hotel/Motel	70,324	64,948
Wholesale & retail	75,445	70,443
Manufacturing	36,872	40,258
Agriculture	38,041	20,928
Other	167,325	124,834
Total commercial related loans	714,215	607,480
Residential mortgages	25,695	23,511
Home equity	80,859	65,858
Other	38,615	40,285
Total consumer related loans	145,169	129,654
Total loans	$859,384	$737,134

Concentrations of Credit Risk

Concentrations of credit risk arise when a number of customers are engaged in similar business activities in the same geographic region or have similar economic features that could cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Most of the Corporation’s business is with customers in York County, Pennsylvania and northern-central Maryland, specifically Baltimore, Harford and Carroll counties. Although this focus may pose a concentration risk geographically, the Corporation believes that the diverse local economy and our detailed knowledge of the customer base lessens this risk. At December 31, 2013 and 2012, the Corporation had two industry concentrations that exceeded 10 percent of the total loan portfolio: builder & developer, which was 12.4 and 13.2 percent of the portfolio at December 31, 2013 and 2012, respectively; and commercial real estate investor, which was 16.5 and 16.6 percent of the portfolio, respectively. Loans to borrowers within these industries are usually collateralized by real estate.

The principal balance of outstanding loans to directors, executive officers, principal shareholders and any associates of such persons was $178,000 at December 31, 2013 and $429,000 at December 31, 2012. During 2013, total additions were $598,000 and total repayments and reductions were $849,000. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collection. As of year-end 2013, all loans to this group were current and performing in accordance with contractual terms.

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

The table below presents a summary of loan risk ratings by loan class at December 31, 2013 and 2012.

(dollars in thousands)	Pass	Special Mention	Substandard	Nonaccrual	Total
December 31, 2013
Builder & developer	$91,106	$4,879	$4,786	$5,665	$106,436
Commercial real estate investor	129,763	3,749	3,426	4,434	141,372
Residential real estate investor	74,626	1,790	187	1,797	78,400
Hotel/Motel	70,324	0	0	0	70,324
Wholesale & retail	73,425	892	0	1,128	75,445
Manufacturing	34,986	1,215	671	0	36,872
Agriculture	34,961	2,629	451	0	38,041
Other	164,621	880	482	1,342	167,325
Total commercial related loans	673,812	16,034	10,003	14,366	714,215
Residential mortgage	25,541	4	30	120	25,695
Home equity	80,271	357	11	220	80,859
Other	37,814	207	0	594	38,615
Total consumer related loans	143,626	568	41	934	145,169
Total loans	$817,438	$16,602	$10,044	$15,300	$859,384

December 31, 2012
Builder & developer	$79,101	$6,567	$11,013	$255	$96,936
Commercial real estate investor	107,415	9,563	2,459	3,277	122,714
Residential real estate investor	62,327	1,361	2,044	687	66,419
Hotel/Motel	64,948	0	0	0	64,948
Wholesale & retail	66,155	1,521	983	1,784	70,443
Manufacturing	39,559	0	699	0	40,258
Agriculture	20,457	0	471	0	20,928
Other	121,223	1,156	612	1,843	124,834
Total commercial related loans	561,185	20,168	18,281	7,846	607,480
Residential mortgage	23,421	5	32	53	23,511
Home equity	65,406	112	188	152	65,858
Other	39,318	325	351	291	40,285
Total consumer related loans	128,145	442	571	496	129,654
Total loans	$689,330	$20,610	$18,852	$8,342	$737,134

Impaired Loans

The table below presents a summary of impaired loans at December 31, 2013 and 2012. Generally, impaired loans are loans risk rated substandard and nonaccrual. An allowance is established for those individual loans that are commercial related where the Corporation has doubt as to full recovery of the outstanding principal balance. The recorded investment represents outstanding unpaid principal loan balances adjusted for charge-offs.

		December 31, 2013			December 31, 2012
(dollars in thousands)		Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance:
Builder & developer		$3,861	$3,861	-	$12,211	$12,211	-
Commercial real estate investor		7,860	7,860	-	5,736	5,836	-
Residential real estate investor		354	579	-	72	72	-
Hotel/Motel		0	0	-	0	0	-
Wholesale & retail		1,403	1,403	-	3,048	5,323	-
Manufacturing		671	671	-	699	699	-
Agriculture		0	0	-	0	0	-
Other commercial		1,498	1,498	-	1,483	1,611	-
Residential mortgage		150	176	-	85	111	-
Home equity		231	256	-	340	340	-
Other consumer		594	609	-	642	718	-
Total impaired loans with no related allowance		$16,622	$16,913	-	$24,316	$26,921	-
Impaired loans with a related allowance:
Builder & developer		$7,733	$7,733	$850	$256	$256	$147
Commercial real estate investor		0	0	0	0	0	0
Residential real estate investor		1,630	1,630	650	2,659	2,659	700
Hotel/Motel		0	0	0	0	0	0
Wholesale & retail		0	0	0	0	0	0
Manufacturing		0	0	0	0	0	0
Agriculture		451	451	100	471	471	100
Other commercial		326	326	120	972	972	215
Residential mortgage		0	0	0	0	0	0
Home equity		0	0	0	0	0	0
Other consumer		0	0	0	0	0	0
Total impaired loans with a related allowance		$10,140	$10,140	$1,720	$4,358	$4,358	$1,162
Total impaired loans:
Builder & developer		$11,594	$11,594	$850	$12,467	$12,467	$147
Commercial real estate investor		7,860	7,860	0	5,736	5,836	0
Residential real estate investor		1,984	2,209	650	2,731	2,731	700
Hotel/Motel		0	0	0	0	0	0
Wholesale & retail		1,403	1,403	0	3,048	5,323	0
Manufacturing		671	671	0	699	699	0
Agriculture		451	451	100	471	471	100
Other commercial		1,824	1,824	120	2,455	2,583	215
Residential mortgage		150	176	0	85	111	0
Home equity		231	256	0	340	340	0
Other consumer		594	609	0	642	718	0
Total impaired loans	$	$26,762	$27,053	$1,720	$28,674	$31,279	$1,162

The table below presents a summary of average impaired loans and related interest income that was included in net income for the years ended December 31, 2013, 2012 and 2011. Generally impaired loans are loans risk rated substandard and nonaccrual or classified as troubled debt restructurings. An allowance is established for individual commercial related loans where the Corporation has doubt as to full recovery of the outstanding principal balance. Typically, impaired consumer related loans are partially or fully charged-off obviating the need for a specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for charge-offs.

	December 31, 2013			For the years ended December 31, 2012			December 31, 2011
(dollars in thousands)	Average Recorded Investment	Total Interest Income	Cash Basis Interest Income	Average Recorded Investment	Total Interest Income	Cash Basis Interest Income	Average Recorded Investment	Total Interest Income	Cash Basis Interest Income
Impaired loans with no related allowance:
Builder & developer	$8,703	$215	$8	$8,849	$570	$65	$5,248	$424	$374
Commercial real estate investor	6,334	301	162	4,910	281	108	1,958	108	73
Residential real estate investor	238	7	5	307	5	4	443	3	2
Hotel/Motel	0	0	0	0	0	0	0	0	0
Wholesale & retail	2,229	65	66	2,711	28	4	2,242	79	0
Manufacturing	683	44	0	707	42	0	143	5	0
Agriculture	0	0	0	0	0	0	0	0	0
Other commercial	1,570	19	4	4,020	177	138	5,067	383	308
Residential mortgage	124	6	5	133	6	4	262	13	11
Home equity	327	8	1	274	8	1	152	4	0
Other consumer	621	23	23	435	22	10	515	37	20
Total impaired loans with no related allowance	$20,829	$688	$274	$22,346	$1,139	$334	$16,030	$1,056	$788
Impaired loans with a related allowance:
Builder & developer	$1,624	$294	$0	$260	$6	$4	$796	$0	$0
Commercial real estate investor	0	0	0	45	0	0	166	0	0
Residential real estate investor	2,284	18	0	1,483	64	0	93	0	0
Hotel/Motel	0	0	0	0	0	0	0	0	0
Wholesale & retail	0	0	0	105	0	0	2,905	0	0
Manufacturing	0	0	0	0	0	0	0	0	0
Agriculture	462	33	0	481	34	0	496	35	0
Other commercial	694	0	0	935	2	0	777	8	0
Residential mortgage	0	0	0	0	0	0	0	0	0
Home equity	0	0	0	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0	0	0	0
Total impaired loans with a related allowance	$5,064	$345	$0	$3,309	$106	$4	$5,233	$43	$0
Total impaired loans:
Builder & developer	$10,327	$509	$8	$9,109	$576	$69	$6,044	$424	$374
Commercial real estate investor	6,334	301	162	4,955	281	108	2,124	108	73
Residential real estate investor	2,522	25	5	1,790	69	4	536	3	2
Hotel/Motel	0	0	0	0	0	0	0	0	0
Wholesale & retail	2,229	65	66	2,816	28	4	5,147	79	0
Manufacturing	683	44	0	707	42	0	143	5	0
Agriculture	462	33	0	481	34	0	496	35	0
Other commercial	2,264	19	4	4,955	179	138	5,844	391	308
Residential mortgage	124	6	5	133	6	4	262	13	11
Home equity	327	8	1	274	8	1	152	4	0
Other consumer	621	23	23	435	22	10	515	37	20
Total impaired loans	$25,893	$1,033	$274	$25,655	$1,245	$338	$21,263	$1,099	$788

Past Due and Nonaccrual

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule which shows the length of time a payment is past due. The table below presents a summary of past due loans, current loans and nonaccrual loans by loan segment and class at December 31, 2013 and 2012.

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total Loans
December 31, 2013
Builder & developer	$220	$0	$0	$5,665	$5,885	$100,551	$106,436
Commercial real estate investor	0	0	0	4,434	4,434	136,938	141,372
Residential real estate investor	0	265	0	1,797	2,062	76,338	78,400
Hotel/Motel	0	0	0	0	0	70,324	70,324
Wholesale & retail	0	0	0	1,128	1,128	74,317	75,445
Manufacturing	0	0	0	0	0	36,872	36,872
Agriculture	0	0	0	0	0	38,041	38,041
Other	109	0	0	1,342	1,451	165,874	167,325
Total commercial related loans	329	265	0	14,366	14,960	699,255	714,215
Residential mortgage	0	0	0	120	120	25,575	25,695
Home equity	171	0	0	220	391	80,468	80,859
Other	118	161	0	594	873	37,742	38,615
Total consumer related loans	289	161	0	934	1,384	143,785	145,169
Total loans	$618	$426	$0	$15,300	$16,344	$843,040	$859,384

December 31, 2012
Builder & developer	$400	$0	$0	$255	$655	$96,281	$96,936
Commercial real estate investor	0	0	0	3,277	3,277	119,437	122,714
Residential real estate investor	2,044	0	0	687	2,731	63,688	66,419
Hotel/Motel	0	0	0	0	0	64,948	64,948
Wholesale & retail	1,067	0	0	1,784	2,851	67,592	70,443
Manufacturing	0	0	0	0	0	40,258	40,258
Agriculture	0	0	0	0	0	20,928	20,928
Other	456	0	0	1,843	2,299	122,535	124,834
Total commercial related loans	3,967	0	0	7,846	11,813	595,667	607,480
Residential mortgage	474	129	0	53	656	22,855	23,511
Home equity	62	0	0	152	214	65,644	65,858
Other	842	195	186	291	1,514	38,771	40,285
Total consumer related loans	1,378	324	186	496	2,384	127,270	129,654
Total loans	$5,345	$324	$186	$8,342	$14,197	$722,937	$737,134

Troubled Debt Restructurings

Loans classified as troubled debt restructurings (TDRs) are designated impaired and arise when the Corporation grants borrowers experiencing financial difficulties concessions that it would not otherwise consider. Concessions granted with respect to these loans involve an extension of the maturity date or a below market interest rate relative to new debt with similar credit risk. Generally, these loans are secured by real estate. If repayment of the loan is determined to be collateral dependent, the loan is evaluated for impairment loss based on the fair value of the collateral. For loans that are not collateral dependent, the present value of expected future cash flows, discounted at the loan’s original effective interest rate, is used to determine any impairment loss.

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

The table below shows loans whose terms have been modified under TDRs during the years ended December 31, 2013 and 2012. There was no impairment loss recognized on any of these TDRs and they are all performing under their modified terms. There were no defaults of restructured loans during the years ended December 31, 2013 and 2012.

	Modifications
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment at Period End
Years ended:

December 31, 2013
Commercial related loans accruing	1	$208	$208	$199
Commercial related loans nonaccrual	2	$2,482	$2,482	$2,069

December 31, 2012
Commercial related loans nonaccrual	1	$286	$286	$281

NOTE 5-Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the years ended December 31, 2013, 2012 and 2011.

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/ Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:

Balance, January 1, 2013	$1,571	$1,259	$1,195	$485	$1,913	$237	$202	$1,170	$8,032
Charge-offs	(62)	0	(310)	0	(210)	0	0	(9)	(591)
Recoveries	0	0	0	0	85	0	0	17	102
Provisions	564	241	597	110	(1,151)	(20)	105	215	661
Balance, December 31, 2013	$2,073	$1,500	$1,482	$595	$637	$217	$307	$1,393	$8,204

Balance, January 1, 2012	$2,170	$2,003	$505	$394	$1,806	$151	$184	$907	$8,120
Charge-offs	(217)	(67)	(15)	0	0	0	0	(310)	(609)
Recoveries	0	0	0	0	16	0	0	1	17
Provisions	(382)	(677)	705	91	91	86	18	572	504
Balance, December 31, 2012	$1,571	$1,259	$1,195	$485	$1,913	$237	$202	$1,170	$8,032

Balance, January 1, 2011	$1,561	$1,887	$698	$345	$949	$155	$175	$1,017	$6,787
Charge-offs	(966)	0	(18)	0	(2,420)	0	0	(40)	(3,444)
Recoveries	2	0	0	0	6	0	0	1	9
Provisions	1,573	116	(175)	49	3,271	(4)	9	(71)	4,768
Balance, December 31, 2011	$2,170	$2,003	$505	$394	$1,806	$151	$184	$907	$8,120

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated	Total
Allowance for loan losses:

Balance, January 1, 2013	$124	$237	$238	$599	$671	$9,302
Charge-offs	(27)	(116)	(264)	(407)	0	(998)
Recoveries	2	9	88	99	0	201
Provisions	(34)	107	207	280	529	1,470
Balance, December 31, 2013	$65	$237	$269	$571	$1,200	$9,975

Balance, January 1, 2012	$88	$86	$171	$345	$237	$8,702
Charge-offs	(115)	(189)	(312)	(616)	0	(1,225)
Recoveries	41	2	15	58	0	75
Provisions	110	338	364	812	434	1,750
Balance, December 31, 2012	$124	$237	$238	$599	$671	$9,302

Balance, January 1, 2011	$30	$83	$201	$314	$525	$7,626
Charge-offs	(141)	(173)	(198)	(512)	0	(3,956)
Recoveries	0	8	80	88	0	97
Provisions	199	168	88	455	(288)	4,935
Balance, December 31, 2011	$88	$86	$171	$345	$237	$8,702

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment at December 31, 2013, 2012 and 2011.

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/ Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:

Individually evaluated for impairment	$850	$0	$650	$0	$0	$0	$100	$120	$1,720
Collectively evaluated for impairment	1,223	1,500	832	595	637	217	207	1,273	6,484
Balance, December 31, 2013	$2,073	$1,500	$1,482	$595	$637	$217	$307	$1,393	$8,204

Individually evaluated for impairment	$147	$0	$700	$0	$0	$0	$100	$215	$1,162
Collectively evaluated for impairment	1,424	1,259	495	485	1,913	237	102	955	6,870
Balance, December 31, 2012	$1,571	$1,259	$1,195	$485	$1,913	$237	$202	$1,170	$8,032

Individually evaluated for impairment	$147	$0	$30	$0	$0	$0	$100	$120	$397
Collectively evaluated for impairment	2,023	2,003	475	394	1,806	151	84	787	7,723
Balance, December 31, 2011	$2,170	$2,003	$505	$394	$1,806	$151	$184	$907	$8,120

Loans:

Individually evaluated for impairment	$11,594	$7,860	$1,984	$0	$1,403	$671	$451	$1,824	$25,787
Collectively evaluated for impairment	94,842	133,512	76,416	70,324	74,042	36,201	37,590	165,501	688,428
Balance, December 31, 2013	$106,436	$141,372	$78,400	$70,324	$75,445	$36,872	$38,041	$167,325	$714,215

Individually evaluated for impairment	$12,467	$5,736	$2,731	$0	$3,048	$699	$471	$2,455	$27,607
Collectively evaluated for impairment	84,469	116,978	63,688	64,948	67,395	39,559	20,457	122,379	579,873
Balance, December 31, 2012	$96,936	$122,714	$66,419	$64,948	$70,443	$40,258	$20,928	$124,834	$607,480

Individually evaluated for impairment	$2,891	$3,965	$552	$0	$3,781	$714	$489	$4,499	$16,891
Collectively evaluated for impairment	100,623	114,168	62,012	52,871	56,547	25,262	16,879	120,322	548,684
Balance, December 31, 2011	$103,514	$118,133	$62,564	$52,871	$60,328	$25,976	$17,368	$124,821	$565,575

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated		Total
Allowance for loan losses:

Individually evaluated for impairment	$0	$0	$0	$0		$0	$1,720
Collectively evaluated for impairment	65	237	269	571		1,200	8,255
Balance, December 31, 2013	$65	$237	$269	$571		$1,200	$9,975

Individually evaluated for impairment	$0	$0	$0	$0		$0	$1,162
Collectively evaluated for impairment	124	237	238	599		671	8,140
Balance, December 31, 2012	$124	$237	$238	$599		$671	$9,302

Individually evaluated for impairment	$0	$0	$0	$0		$0	$397
Collectively evaluated for impairment	88	86	171	345		237	8,305
Balance, December 31, 2011	$88	$86	$171	$345		$237	$8,702

Loans:

Individually evaluated for impairment	$150	$231	$594	$975	$		$26,762
Collectively evaluated for impairment	25,545	80,628	38,021	144,194			832,622
Balance, December 31, 2013	$25,695	$80,859	$38,615	$145,169	$		$859,384

Individually evaluated for impairment	$85	$340	$642	$1,067	$		$28,674
Collectively evaluated for impairment	23,426	65,518	39,643	128,587			708,460
Balance, December 31, 2012	$23,511	$65,858	$40,285	$129,654	$		$737,134

Individually evaluated for impairment	$204	$223	$270	$697	$		$17,588
Collectively evaluated for impairment	21,120	58,167	47,956	127,243			675,927
Balance, December 31, 2011	$21,324	$58,390	$48,226	$127,940	$		$693,515

NOTE 6-Premises and Equipment

The following table presents a summary of premises and equipment as of December 31, 2013 and 2012.

(dollars in thousands)	2013	2012
Land	$3,445	$2,000
Buildings and improvements	14,448	12,716
Capitalized leased premises	672	672
Equipment	14,151	12,940
	32,716	28,328
Less-accumulated depreciation/amortization	(18,117)	(16,835)
Premises and equipment, net	$14,599	$11,493

PeoplesBank leases certain banking branches under capital and noncancellable operating leases. The terms include various renewal options and provide for rental increases based upon predetermined factors. Total lease expenses under operating leases amounted to $360,000 in 2013, $423,000 in 2012 and $409,000 in 2011.

At December 31, 2013, future minimum lease payments for these leases and a capital lease are payable as follows:

(dollars in thousands)	Capital Lease	Operating Leases
2014	$102	$342
2015	102	215
2016	0	95
2017	0	53
2018	0	54
Thereafter	0	279
Total future minimum lease payments	204	$1,038
Less interest	(21)
Present value of minimum lease payments	$183

NOTE 7-Deposits

The composition of deposits as of December 31, 2013 and 2012 is shown below.

	December 31,
(dollars in thousands)	2013	2012
Noninterest bearing demand	$107,921	$88,476
NOW	83,949	77,531
Money market	292,870	289,149
Savings	39,522	34,372
Time deposits less than $100,000	230,641	236,683
Time deposits $100,000 or more	170,400	175,096
Total deposits	$925,303	$901,307

The following table presents scheduled maturities of time deposits by year as of December 31, 2013.

(dollars in thousands)	2013
2014	$189,986
2015	84,988
2016	55,548
2017	45,120
2018	24,920
Thereafter	479
Total time deposits	$401,041

NOTE 8-Short-term Borrowings and Long-term Debt

The schedule below provides a summary of short-term borrowings that consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. Securities sold under agreements to repurchase are overnight borrowings between PeoplesBank and its commercial depositors and are subject to daily repricing. Federal Funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. As of December 31, 2013, PeoplesBank’s total availability under Federal Funds lines was $8 million. Other short-term borrowings consist of credit available through the Federal Home Loan Bank of Pittsburgh (FHLBP) and the Federal Reserve Discount Window. PeoplesBank maintains a line-of credit (Open Repo Plus) with the FHLBP which is a revolving term commitment used on an overnight basis. The term of this commitment may not exceed 364 days and it reprices daily at market rates. Under terms of a blanket collateral agreement with the FHLBP, the line-of-credit and long term advances are secured by FHLBP stock and qualifying loan receivables, principally real estate secured loans. As of December 31, 2013, PeoplesBank’s total availability was $217 million with the FHLBP and collateralized availability of $15 million with the Federal Reserve Discount Window.

During the second quarter of 2013, the Corporation opened a $3 million line of credit with ACNB Bank to provide a source of liquidity. The line, renewable annually, is secured by a first lien on the Codorus Valley Corporate Center. The interest rate on the ACNB Bank line is Wall Street Journal Prime. No draws have been made on the line and on December 31, 2013, the balance was zero.

The following table presents a summary of aggregate short-term borrowings as of and for the years ended December 31, 2013, 2012 and 2011.

	2013		2012		2011
(dollars in thousands)	Repurchase agreements	Other Short-term borrowings	Repurchase agreements	Other Short-term borrowings	Repurchase agreements	Other Short-term borrowings

Amount outstanding at end of year	$24,597	$15,766	$19,356	$0	$10,257	$0

Weighted average interest rate at end of year	0.54%	0.25%	0.56%	0%	0.79%	0%

Maximum amount outstanding at any month-end	$25,702	$15,766	$26,166	$0	$12,647	$0

Daily average amount outstanding	$22,174	$542	$20,843	$0	$11,546	$0

Approximate weighted average interest rate for the year	0.56%	0.20%	0.58%	0%	0.99%	0%

Securities that serve as collateral for securities sold under agreements to repurchase and pledged to provide access to the Federal Reserve Bank Discount Window and other short-term borrowing remain in available-for-sale securities. The fair value of these securities was $45,419,000 and $45,696,000 on December 31, 2013 and 2012, respectively.

The following table presents a summary of long-term debt as of December 31, 2013 and 2012.

	December 31,
(dollars in thousands)	2013	2012
PeoplesBank’s obligations:
FHLBP
Due May 2013, 3.46%, amortizing	$0	$245
Due July 2015, 1.90%	5,000	5,000
Due July 2016, 2.35%	5,000	5,000
Due September 2016, 1.18%	10,000	0
Due October 2016, 1.06%	10,000	0
Due October 2016, 1.10%	10,000	0
Due March 2018, 1.17%	10,000	0
Due June 2018, 1.87%	5,000	5,000
Due June 2019, 2.10%	5,000	5,000
Total FHLBP	60,000	20,245
Capital lease obligation	183	260
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 2.26%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 1.78% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Total long-term debt	$70,493	$30,815

PeoplesBank’s long-term debt obligations to FHLBP are fixed rate instruments.

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

Total long-term debt maturities over the next five years are as follows: $86,000 in 2014, $5,097,000 in 2015, $35,000,000 in 2016, $0 in 2017 and $15,000,000 in 2018.

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

Quantitative measures established by regulators to ensure capital adequacy require the Corporation and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to quarter-to-date average assets (leverage ratio). In December 2013, PeoplesBank received the most recent notification from the Federal Deposit Insurance Corporation, which categorized PeoplesBank as “well capitalized”, as of September 30, 2013, under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change PeoplesBank’s well capitalized category. As of December 31, 2012, PeoplesBank was also categorized as “well capitalized”.

	Actual		Minimum for Capital Adequacy		Well Capitalized Minimum*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at December 31, 2013
Capital ratios:
Tier 1 risk based	$115,477	12.79%	$36,118	4.00%	n/a	n/a
Total risk based	125,452	13.89	72,236	8.00	n/a	n/a
Leverage	115,477	10.18	45,371	4.00	n/a	n/a

at December 31, 2012
Capital ratios:
Tier 1 risk based	$105,597	13.59%	$31,074	4.00%	n/a	n/a
Total risk based	114,899	14.79	62,147	8.00	n/a	n/a
Leverage	105,597	10.02	42,143	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at December 31, 2013
Capital ratios:
Tier 1 risk based	$111,713	12.42%	$35,987	4.00%	$53,981	6.00%
Total risk based	121,688	13.53	71,975	8.00	89,968	10.00
Leverage	111,713	9.88	45,236	4.00	56,545	5.00

at December 31, 2012
Capital ratios:
Tier 1 risk based	$102,120	13.20%	$30,951	4.00%	$46,427	6.00%
Total risk based	111,422	14.40	61,902	8.00	77,378	10.00
Leverage	102,120	9.72	42,020	4.00	52,526	5.00
* To be well capitalized under prompt corrective action provisions.

NOTE 10-Shareholders’ Equity

Preferred stock issued under the US Treasury’s Small Business Lending Fund Program

On August 18, 2011, as part of the Treasury Small Business Lending Fund (SBLF) program, the Corporation entered into a Securities Purchase Agreement (SBLF Purchase Agreement) with the United States Department of the Treasury (Treasury) pursuant to which the Corporation sold to the Treasury, for an aggregate purchase price of $25 million, 25,000 shares of senior non-cumulative, perpetual preferred stock, Series B, $1,000 liquidation value, $2.50 par value. Generally, the preferred stock is non-voting and qualifies as Tier 1 regulatory capital. The SBLF agreement imposes limits on the ability of the Corporation to pay dividends and repurchase shares of common stock if it fails to declare and pay quarterly dividends on the SBLF preferred stock. The dividend rate can fluctuate on a quarterly basis during the first 10 quarters during which the SBLF preferred stock is outstanding, based upon changes in the level of “Qualified Small Business Lending” or “QSBL” (as defined in the Purchase Agreement) by the Bank. Based upon the increase in the Bank’s level of QSBL over the baseline level calculated under the terms of the Purchase Agreement, the dividend rate for the initial dividend period was set at 5 percent. For the second through ninth calendar quarters, the dividend rate may be adjusted between one percent (1%) and five percent (5%) per annum to reflect the amount of change in the Bank’s level of QSBL. For the tenth calendar quarter through four and one half years after issuance, the dividend rate will be fixed at between one percent (1%) and seven percent (7%) based upon the increase in QSBL as compared to the baseline. The annualized dividend rate for the years ended December 31, 2013, 2012 and 2011, was 1 percent, 1.54 percent and 5 percent, respectively. Based on the increase in the qualified small business lending portfolio balance over the baseline level at September 30, 2013, the dividend rate will remain at 1 percent through February 17, 2016. After four and one half years from issuance, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%). Information about SBLF preferred stock is disclosed in Note 10—Shareholders’ Equity in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Common stock dividend

Periodically, the Corporation distributes stock dividends on its common stock. The Corporation distributed 5 percent common stock dividends on December 10, 2013 and December 11, 2012 which resulted in the issuance of 225,937 and 211,564 additional common shares, respectively.

NOTE 11-Benefit Plans

Defined Contribution Plan
PeoplesBank maintains a 401(k) savings and investment plan covering substantially all employees. Under the plan, employees can contribute a percentage of their compensation subject to certain limits based on federal tax law. Beginning in the year 2013, the Bank made matching contributions up to the first 4 percent of each employee’s compensation contributed to the plan and both the employee and employer contributions vest immediately. In 2012 and 2011, the Bank made matching contributions of 50 percent up to the first 6 percent of an employee's compensation contributed to the plan. Employee contributions vested immediately and employer contributions vested 100% after three years of service. The Bank's expense for the 401(k) savings and investment plan was $366,000 for 2013, $237,000 for 2012 and $207,000 for 2011.

Supplemental Benefit Plans
PeoplesBank maintains supplemental retirement plans for selected executives. The expense associated with these plans was approximately $239,000 for 2013, $296,000 for 2012 and $267,000 for 2011. The accrued liability for the supplemental retirement plans was $3,714,000 at December 31, 2013 and $3,475,000 at December 31, 2012. Income earned from bank owned life insurance policies was used to finance the cost of supplemental benefit plans, and provide a tax-exempt return to PeoplesBank.

Director’s Post Retirement Split-dollar Life Insurance Benefit
PeoplesBank recorded net expense of $7,000 in 2013, net income of $1,000 in 2012 and net expense of $28,000 in 2011, respectively, on bank owned life insurance policies with a post retirement split-dollar life insurance benefit. The accrued liability for the post retirement split-dollar benefit was $242,000 at December 31, 2013 and $235,000 at December 31, 2012.

NOTE 12-Stock-Based Compensation

FASB ASC Topic 718 requires that the fair value of equity awards granted to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such awards.

The following table presents information about the Corporation’s stock plans, adjusted for stock dividends distributed, as of December 31, 2013.

Plan	Types of grants	Number of shares reserved (2)	Number of outstanding options (2)	Number of shares available for future issuance (2)
2000 Stock Incentive Plan (2000 Plan) (1)	Stock options Stock appreciation rights Restricted stock	86,313	55,099	0
2007 Long Term Incentive Plan (LTIP)	Stock options Stock appreciation rights Restricted stock Stock awards	377,492	168,217 (3)	209,275
2007 Employee Stock Purchase Plan (ESPP)	Stock option	172,670	0	172,670
Employee Stock Bonus Plan (ESBP)	Stock awards	15,757	0	15,757

(1)	All options available for grant under the 2000 Plan have been granted.
(2)	Shares/options are subject to adjustment in the event of specified changes in the Corporation's capital structure.
(3)	Amount includes 23,208 of unvested options.

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

(dollars in thousands)	2013	2012	2011
Compensation expense	$292	$270	$210
Tax benefit	(74)	(67)	(52)
Net income effect	$218	$203	$158

The tax benefit shown in the preceding table is less than the benefit that would be calculated using the Corporation’s 35% statutory Federal tax rate. Under FASB ASC Topic 718, tax benefits are only recognized over the vesting period for options that ordinarily will generate a tax deduction when exercised (non-qualified stock options) and restricted stock awards.

The Corporation granted the following stock options and restricted stock awards in 2013, 2012 and 2011.

	2013	2012	2011
Nonqualified stock options	9,713	11,899	23,537
Incentive stock options	13,495	15,850	27,925
Restricted stock	8,480	11,290	18,115

The weighted average grant-date fair value and weighted average assumptions used to determine the fair value using the Black-Scholes valuation mode for the stock options granted are presented below.

	2013	2012	2011
Fair value	$6.55	$4.74	$2.62
Expected life (in years)	5.5	7.43	5.63
Risk-free interest rate	1.44%	1.10%	0.97%
Expected volatility	46.43%	43.84%	48.60%
Expected dividend yield	2.67%	3.19%	3.50%

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

A summary of stock options activity from the option and stock incentive plans, adjusted for stock dividends distributed, is shown below.

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2013	266,903	$10.19	5.8 years	$1,107
Granted	23,208	19.25
Exercised	(66,795)	11.89
Outstanding at December 31, 2013	223,316	$10.62	6.3 years	$1,989

Exercisable at December 31, 2013	200,108	$9.62	5.9 years	$1,983

The following table presents information about stock options exercised for the years ended December 31, 2013, 2012 and 2011.

(dollars in thousands)	2013	2012	2011
Total intrinsic value of options exercised	$467	$140	$42
Cash received from options exercised	$794	$252	$127
Tax deduction realized from options exercised	$141	$48	$14

The following table presents information about non-vested options and restricted stock, adjusted for stock dividends distributed, for the year ended December 31, 2013.

	Stock Options		Restricted Stock
	Options	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2013	29,136	$14.05	41,589	$9.53
Vested	(29,136)	14.05	(22,060)	8.11
Cancelled	0	0.00	(1,887)	11.79
Granted	23,208	19.25	8,480	19.25
Non-vested at December 31, 2013	23,208	$19.25	26,122	$13.72

As of December 31, 2013, total unrecognized compensation cost related to non-vested options and restricted stock was $380,000. The cost is expected to be recognized over a weighted average period of 0.9 years.

Employee Stock Purchase Plan (ESPP)

Under the ESPP, eligible employees can purchase common stock of the Corporation at 85% of the fair market value of the stock at the beginning or end of the six-month offering period, whichever is lower. The ESPP is considered to be a compensatory plan.

The following table presents information about the ESPP for the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
ESPP shares purchased	8,420	10,784	11,257
Average purchase price per share (85% of market value)	$13.386	$8.969	$7.467
Compensation expense recognized (in thousands)	$26	$24	$19

In 2013, 4,174 shares were reissued from treasury stock and 4,246 shares were issued from authorized but unissued common stock to satisfy the purchase of ESPP shares. In 2012 and 2011, the Corporation has issued authorized, but unissued, common stock to satisfy the purchase of all ESPP shares.

Employee Stock Bonus Plan (ESBP)

The ESBP is administered by nonemployee members of the Corporation’s Board of Directors, under which the Corporation may issue shares of its common stock to employees as performance based compensation. There were no shares of common stock issued under the ESBP in 2013, 2012 and 2011.

NOTE 13-Income Taxes

The following table presents the provision for income taxes for the years ended December 31, 2013, 2012 and 2011.

(dollars in thousands)	2013	2012	2011
Current tax provision
Federal	$4,042	$2,486	$2,440
State	312	232	234
Total current tax provision	4,354	2,718	2,674

Deferred tax expense (benefit)
Federal	(383)	419	(979)
State	(54)	(34)	(78)
Total deferred tax expense (benefit)	(437)	385	(1,057)
Total tax provision	$3,917	$3,103	$1,617

The differences between the effective income tax rate and the Federal statutory income tax rate for the years ended December 31, 2013, 2012 and 2011 are shown below.

	2013	2012	2011
Statutory tax rate	35.0%	34.0%	34.0%
Increase (decrease) resulting from:
Low-income housing credits	(0.9)	(1.8)	(3.0)
Tax-exempt interest income	(6.3)	(7.5)	(11.2)
Bank owned life insurance income	(1.7)	(1.7)	(2.6)
State income taxes, net of federal tax benefit	1.2	1.1	1.2
Other, net	(0.3)	0.7	0.9
Effective income tax rate	27.0%	24.8%	19.3%

Significant components of the Corporation’s net deferred tax asset, included in other assets as of December 31, 2013 and 2012 are shown below.

(dollars in thousands)	2013	2012
Deferred tax assets
Allowance for loan losses	$3,579	$3,327
Deferred compensation	1,468	1,364
Low-income housing partnerships	567	580
Tax credit carryforward	0	75
Foreclosed real estate	1,419	1,327
Other	313	72
Total deferred tax assets	$7,346	$6,745

Deferred tax liabilities
Deferred loan fees	$424	$436
Depreciation	422	221
Net unrealized gains on available-for-sale securities	1,119	2,953
Other	300	325
Total deferred tax liabilities	$2,265	$3,935
Net deferred tax assets	$5,081	$2,810

Based on the level of historical income projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that, as of December 31, 2013, it is more likely than not that the Corporation will realize the benefits of its deferred tax assets.

NOTE 14-Commitments to Extend Credit

In the normal course of business, the Corporation is a party to various financial transactions that are not funded as of the balance sheet date. Off-balance sheet financial instruments, which enable Bank customers to meet their financing needs, are comprised mainly of commitments to extend credit and standby letters of credit. Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a customer to a third party. The credit and market risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. To manage these risks, the Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments and requires collateral to support these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2013 and 2012, for guarantees under standby letters of credit issued was not material. Normally, commitments to extend credit and letters of credit have fixed expiration dates or termination clauses, have specific rates and are for specific purposes. Many of the commitments are expected to expire without being extended; therefore, total commitment amounts do not necessarily represent future cash requirements.

A summary of outstanding commitments at December 31, 2013 and 2012 is shown below.

(dollars in thousands)	2013	2012
Commitments to grant loans
Fixed rate	$46,164	$50,958
Variable rate	7,779	23,254

Unfunded commitments of existing loans
Fixed rate	$52,956	$42,003
Variable rate	142,578	115,035

Standby letters of credit	$27,673	$17,064

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

	Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
December 31, 2013
Securities available-for-sale:
U.S. agency	$33,499	$0	$33,499	$0
U.S. agency mortgage-backed, residential	105,919	0	105,919	0
State and municipal	89,323	0	89,323	0

December 31, 2012
Securities available-for-sale:
U.S. Treasury notes	$5,032	$5,032	$0	$0
U.S. agency	38,058	0	38,058	0
U.S. agency mortgage-backed, residential	88,233	0	88,233	0
State and municipal	102,739	0	102,739	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans
Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At December 31, 2013, the fair value consists of loan balances of $8,669,000, net of valuation allowances of $1,720,000 and charge-offs of $291,000, compared to loan balances of $4,493,000, net of valuation allowances of $1,162,000 and charge-offs of $2,605,000, at December 31, 2012.

Foreclosed Real Estate
Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. At December 31, 2013, the fair value of foreclosed real estate with a valuation allowance or charge-off was $3,098,000, which is net of valuation allowances of $3,954,000 and charge-offs of $100,000. At December 31, 2012, the fair value of foreclosed real estate with a valuation allowance or charge-off was $2,779,000, which is net of valuation allowances of $3,712,000 and no charge-offs.

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
December 31, 2013
Impaired loans	$8,669	$0	$0	$8,669
Foreclosed real estate	3,098	0	0	3,098

December 31, 2012
Impaired loans	$4,493	$0	$0	$4,493
Foreclosed real estate	2,779	0	0	2,779

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range	Weighted Average
December 31, 2013
Impaired loans	$8,669	Appraisal (1)	Appraisal adjustments (2)	13% - 27%	19%
Foreclosed real estate	3,098	Appraisal (1)	Appraisal adjustments (2)	8% - 67%	45%

December 31, 2012
Impaired loans	$4,493	Appraisal (1)	Appraisal adjustments (1)	10% - 100%	27%
Foreclosed real estate	2,779	Appraisal (1)	Appraisal adjustments (2)	5% - 100%	12%

(1)	Fair value is generally determined through independent appraisals, which generally include various level 3 inputs that are not identifiable.
(2)

Appraisals may be adjusted downward by the Corporation’s management for qualitative factors such as economic conditions, and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments as of December 31, 2013 and 2012.

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

Loans, net
The fair value of loans, excluding all impaired loans, is estimated using discounted cash flow analyses using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans were first segregated by type such as commercial, real estate, and consumer, and were then further segmented into fixed and variable rate. Projected future cash flows are calculated based upon contractual maturity or call dates. Generally, for variable rate loans that reprice frequently and have no significant change in credit risk, fair value is based on carrying value.

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

The following presents the carrying amount and estimated fair value of the Corporation’s financial instruments as of December 31, 2013 and 2012.

			Fair Value Estimates
(dollars in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
December 31, 2013
Financial assets
Cash and cash equivalents	$15,062	$15,062	$15,062	$0	$0
Securities available-for-sale	228,741	228,741	0	228,741	0
Restricted investment in bank stocks	4,742	4,742	0	4,742	0
Loans held for sale	514	524	0	524	0
Loans, net	849,409	868,413	0	0	868,413
Interest receivable	3,583	3,583	0	3,583	0

Financial liabilities
Deposits	$925,303	$927,396	$0	$927,396	$0
Short-term borrowings	40,363	40,363	0	40,363	0
Long-term debt	70,493	68,604	0	60,417	8,187
Interest payable	391	391	0	391	0

Off-balance sheet instruments	0	0	0	0	0

December 31, 2012
Financial assets
Cash and cash equivalents	$49,757	$49,757	$49,757	$0	$0
Securities available-for-sale	234,062	234,062	5,032	229,030	0
Restricted investment in bank stocks	2,863	2,863	0	2,863	0
Loans held for sale	3,091	3,151	0	3,151	0
Loans, net	727,832	753,299	0	0	753,299
Interest receivable	3,579	3,579	0	3,579	0

Financial liabilities
Deposits	$901,307	$907,439	$0	$907,439	$0
Short-term borrowings	19,356	19,356	0	19,356	0
Long-term debt	30,815	26,568	0	21,289	5,279
Interest payable	470	470	0	470	0

Off-balance sheet instruments	0	0	0	0	0

Note 17—Assets and Liabilities Subject to Offsetting

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

		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Gross amounts Not Offset in the Statements of Condition
(dollars in thousands)					Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2013
Repurchase Agreements	(1)	$24,597	$0	$24,597	$(24,597)	$0	$0

December 31, 2012
Repurchase Agreements	(1)	$19,356	$0	$19,356	$(19,356)	$0	$0

(1)	As of December 31, 2013 and 2012, the fair value of securities pledged in connection with repurchase agreements was $29,299,000 and $25,876,000, respectively.

Note 18-Condensed Financial Information-Parent Company Only

Condensed Balance Sheets

	December 31,
(dollars in thousands)	2013	2012
Assets
Cash and due from banks	$239	$312
Investment in bank subsidiary	113,885	107,853
Investment in other subsidiaries	790	794
Premises and equipment, net	3,570	3,516
Other assets	677	465
Total assets	$119,161	$112,940

Liabilities
Long-term debt	$10,310	$10,310
Long-term debt with bank subsidiary	1,051	1,189
Other liabilities	151	110
Total liabilities	11,512	11,609

Shareholders’ equity	107,649	101,331
Total liabilities and shareholders’ equity	$119,161	$112,940

Condensed Statements of Income and Comprehensive Income

	Years ended December 31,
(dollars in thousands)	2013	2012	2011
Income
Interest from investment securities	$6	$7	$6
Dividends from bank subsidiary	1,520	2,022	2,514
Total income	1,526	2,029	2,520

Expense
Interest expense on long-term debt	290	320	313
Occupancy of premises, net	213	133	187
Other	324	293	253
Total expense	827	746	753
Income before applicable income tax benefit and undistributed earnings (losses) of subsidiaries	699	1,283	1,767
Applicable income tax benefit	278	249	253
Income before undistributed earnings (losses) of subsidiaries	977	1,532	2,020
Equity in undistributed earnings of bank subsidiary	9,593	7,874	4,869
Equity in undistributed losses of other subsidiaries	(4)	(12)	(110)
Net income	$10,566	$9,394	$6,779
Preferred stock dividends and discount accretion	250	384	1,460
Net income available to common shareholders	$10,316	$9,010	$5,319
Comprehensive income	$7,005	$9,203	$10,565

Note 18-Condensed Financial Information-Parent Company Only (continued)

Condensed Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2013	2012	2011
Cash flows from operating activities
Net income	$10,566	$9,394	$6,779
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	182	160	159
Equity in undistributed earnings of subsidiaries, net	(9,589)	(7,862)	(4,759)
Loss on disposal of premises and equipment	1	0	0
Other, net	147	208	175
Net cash provided by operating activities	1,307	1,900	2,354

Cash flows from investing activities
Additional investment in bank subsidiary	0	0	(7,800)
Return of (additional) investment in other subsidiary	0	360	(700)
Purchases of premises and equipment	(237)	(231)	(70)
Net cash (used in) provided by investing activities	(237)	129	(8,570)

Cash flows from financing activities
Repayments of long-term debt	(138)	(128)	(119)
Tax benefit on vested restricted stock	89	44	0
Cash dividends paid to preferred shareholders	(250)	(634)	(774)
Cash dividends paid to common shareholders	(2,074)	(1,690)	(1,454)
Redemption of preferred stock and common stock warrant	0	0	(17,027)
Issuance of preferred stock	0	0	25,000
Net issuance of common stock	1,239	627	477
Cash paid in lieu of fractional shares	(9)	(6)	0
Net cash (used in) provided by financing activities	(1,143)	(1,787)	6,103
Net (decrease) increase in cash and cash equivalents	(73)	242	(113)
Cash and cash equivalents at beginning of year	312	70	183
Cash and cash equivalents at end of year	$239	$312	$70

Note 19-Quarterly Results of Operations (Unaudited)

A summary of the quarterly results of operations for the years ended December 31, 2013 and 2012 is shown below.

	2013				2012
	Quarter				Quarter
(dollars in thousands, except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First

Interest income	$12,319	$11,819	$11,473	$11,361	$11,819	$11,608	$11,692	$11,393
Interest expense	2,114	2,124	2,172	2,209	2,519	2,677	2,640	2,691
Net interest income	10,205	9,695	9,301	9,152	9,300	8,931	9,052	8,702
Provision for loan losses	500	150	560	260	600	650	250	250
Noninterest income	1,671	1,621	1,672	1,688	1,666	1,620	1,625	1,525
Gain on sales of loans held for sale	145	233	322	319	494	293	281	259
Noninterest expense	8,012	7,732	7,157	7,253	7,512	8,194	6,952	7,270
Income before taxes and securities gain (loss)	3,509	3,667	3,578	3,646	3,348	2,000	3,756	2,966
Gain (loss) on sales of securities	39	0	44	0	(4)	382	0	49
Income before income taxes	3,548	3,667	3,622	3,646	3,344	2,382	3,756	3,015
Provision for income taxes	966	990	977	984	890	511	977	725
Net income	2,582	2,677	2,645	2,662	2,454	1,871	2,779	2,290
Preferred stock dividends and discount accretion	63	62	62	63	63	62	71	188
Net income available to common shareholders	$2,519	$2,615	$2,583	$2,599	$2,391	$1,809	$2,708	$2,102

Net income per common share, basic (1)	$0.52	$0.55	$0.55	$0.55	$0.51	$0.39	$0.58	$0.45
Net income per common share, diluted (1)	$0.51	$0.54	$0.54	$0.54	$0.50	$0.38	$0.58	$0.45

(1)	adjusted for common stock dividends distributed.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Codorus Valley Bancorp, Inc.
York, Pennsylvania

We have audited the accompanying consolidated balance sheet of Codorus Valley Bancorp, Inc. and subsidiaries (the “Corporation”) as of December 31, 2013 and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Codorus Valley Bancorp, Inc. and subsidiaries at December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ BDO USA, LLP

Harrisburg, Pennsylvania
March 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
of Codorus Valley Bancorp, Inc.
York, Pennsylvania

We have audited the accompanying consolidated balance sheet of Codorus Valley Bancorp, Inc. and subsidiaries (“the Corporation”) as of December 31, 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Codorus Valley Bancorp, Inc. and subsidiaries as of December 31, 2012, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

ParenteBeard LLC
Allentown, Pennsylvania
March 28, 2013

Item 9: Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A: Controls and procedures

The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act performed as of December 31, 2013, the Chief Executive and Chief Financial Officers of the Corporation concluded that the Corporation’s disclosure controls and procedures were adequate. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. A Report of Management’s Assessment of Internal Control Over Financial Reporting is located on page 43 of this Annual Report.

The Chief Executive and Chief Financial Officers are not aware of any changes in internal controls over financial reporting or in other factors that has materially affected these controls subsequent to December 31, 2013, the date of their evaluation.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted, which among other things, exempted non-accelerated SEC filers such as the Corporation, i.e., companies with a public float below $75 million, from the requirement of the Sarbanes-Oxley Act’s section 404(b) external auditors’ attestation of internal controls over financial reporting.

In 2012, PeoplesBank became subject to FDIC regulation 363.3(b), which requires depository institutions with total assets of $1 billion or more to engage an independent public accountant to examine, attest to, and report on the assertion of management concerning the institution’s internal control structure and procedures for financial reporting. The FDIC’s independent attestation requirement is essentially equivalent to the SEC’s independent attestation requirement under section 404(b) of the Sarbanes-Oxley Act.

Item 9B: Other information

None.

PART III

Item 10: Directors, executive officers and corporate governance

Information appearing in the Proxy Statement relating to the 2014 Annual Meeting of Shareholders to be held May 20, 2014 (Proxy Statement), under the heading, “Proposal 1-Election of Directors: and the caption “Information about Nominees and Continuing Directors,” under the heading “Security Ownership of Directors, Nominees, Executive Officers and Certain Beneficial Owners” and the caption “Executive Officers,” and under the heading “Governance of the Corporation” is incorporated by reference in response to this item.

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
Reports of Independent Registered Public Accounting Firm
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

Codorus Valley Bancorp, Inc. (Registrant)

/s/ Larry J. Miller
Larry J. Miller, Vice-Chairman,	Date: March 25, 2014
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity

/s/ Rodney L. Krebs	Chairman of the Board of	3/25/14
Rodney L. Krebs	Directors and Director

/s/ Larry J. Miller	President, Chief Executive Officer,	3/25/14
Larry J. Miller	Vice-Chairman of the Board of
(Principal Executive Officer)	Directors and Director

/s/ D. Reed Anderson	Director	3/25/14
D. Reed Anderson, Esq.

/s/ Cynthia A. Dotzel	Director	3/25/14
Cynthia A. Dotzel, CPA

/s/ Jeffrey R. Hines	Director	3/25/14
Jeffrey R Hines, P.E.

/s/ MacGregor S. Jones	Director	3/25/14
MacGregor S. Jones

/s/ Dallas L. Smith	Director	3/25/14
Dallas L. Smith

/s/ Harry R. Swift	Director	3/25/14
Harry R. Swift, Esq.

/s/ Michael L. Waugh	Director	3/25/14
Michael L. Waugh

/s/ Jann A. Weaver	Treasurer and Assistant Secretary	3/25/14
Jann A. Weaver
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2012, filed with the Commission on November 13, 2012)

3.2	Amended By-laws (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 17, 2012)

3.3

Certificate of Designations for the Series A Preferred Stock (Incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 10-Q for September 30, 2013, filed with the Commission on November 12, 2013)

3.4

Certificate of Designation of Senior Non-Cumulative Perpetual Preferred Stock, Series B (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 24, 2011)

4

Rights Agreement dated as of November 4, 2005 (Incorporated by reference to Exhibit 4 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with the Commission on November 15, 2010), as amended January 9, 2009 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with the Commission on November 15, 2010), as further amended August 17, 2011 (Incorporated by reference to exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 24, 2011)

4.1

Small Business Lending Fund- Securities Purchase Agreement, dated August 18, 2011, between Codorus Valley Bancorp, Inc. and the Secretary of the Treasury, with respect to the issuance and sale of the SBLF Preferred Stock (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 24, 2011)

10.1

Employment Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry J. Miller, dated December 27, 2005. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with the Commission on November 15, 2010), as amended August 9, 2011 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 11, 2011) *

10.2

Change of Control Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Jann A. Weaver, dated December 27, 2005. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with the Commission on November 15, 2010) *

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

10.6

Form of Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller, Harry R. Swift and Jann Allen Weaver, dated October 1, 1998. (Incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for December 31, 2009 filed with the Commission on March 24, 2010) *

10.7

Form of Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller, Harry R. Swift and Jann Allen Weaver, dated December 27, 2005. (Incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for December 31, 2009 filed with the Commission on March 24, 2010) *

10.8

Form of Second Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller, Harry R. Swift and Jann Allen Weaver, dated December 23, 2008. (Incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for December 31, 2009 filed with the Commission on March 24, 2010) *

10.9

Form of Group Term Replacement Plan, dated January 1, 2009 pertaining to senior officers of the Corporation’s subsidiary, PeoplesBank, A Codorus Valley Company. (Incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for December 31, 2009 filed with the Commission on March 24, 2010) *

10.10

Form of Director Group Term Replacement Plan, dated December 1, 1998, including Split Dollar Policy Endorsements pertaining to non-employee directors of the Corporation’s subsidiary, PeoplesBank, A Codorus Valley Company. (Incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K for December 31, 2009 filed with the Commission on March 24, 2010) *

10.11

Long-Term Nursing Care Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry J. Miller, dated December 27, 2005. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with the Commission on November 15, 2010) *

10.12

Codorus Valley Bancorp, Inc. Change in Control and Supplemental Benefit Trust Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Hershey Trust Company, dated January 25, 2006. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with the Commission on November 15, 2010) and Resignation and Appointment of Trustee. (Incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for December 31, 2011 filed with the Commission on March 27, 2012)

10.13

Amended and Restated Declaration of Trust of CVB Statutory Trust No. 2, dated as of June 28, 2006, among Codorus Valley Bancorp, Inc., as sponsor, the Delaware and institutional trustee named therein, and the administrators named therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.14

Indenture, dated as of June 28, 2006, between Codorus Valley Bancorp, Inc., as issuer, and the trustee named therein, relating to the Junior Subordinated Debt Securities due 2036. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.15

Guarantee Agreement, dated as of June 28, 2006, between Codorus Valley Bancorp, Inc. and guarantee trustee named therein. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

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

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2012 filed with the Commission on November 13, 2012)

21	List of subsidiaries of the Codorus Valley Bancorp, Inc.

23	Consent of Independent Registered Public Accounting Firms

24	Power of Attorney

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Interactive data file containing the following financial statements of Codorus Valley Bancorp, Inc. formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012, and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011, (iv) Consolidated Statements of Cash Flow for the years ended December 31, 2013, 2012, and 2011, (v) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012, and 2011 and (vi) Notes to Consolidated Financial Statements – filed herewith.

* Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.