Form 10-Q
period 2014-03-31
CODORUS VALLEY BANCORP INC
filed 2014-05-09
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2014
or
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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On May 1, 2014, 5,470,955 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.
Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.
Consolidated Balance Sheets
Unaudited

(dollars in thousands, except share and per share data)	March 31, 2014	December 31, 2013
Assets
Interest bearing deposits with banks	$25,995	$1,947
Cash and due from banks	16,096	13,115
Total cash and cash equivalents	42,091	15,062
Securities, available-for-sale	223,505	228,741
Restricted investment in bank stocks, at cost	4,510	4,742
Loans held for sale	1,326	514
Loans (net of deferred fees of $2,038 - 2014 and $1,963 - 2013)	871,932	859,384
Less-allowance for loan losses	(10,313)	(9,975)
Net loans	861,619	849,409
Premises and equipment, net	14,463	14,599
Other assets	37,654	37,574
Total assets	$1,185,168	$1,150,641

Liabilities
Deposits
Noninterest bearing	$112,112	$107,921
Interest bearing	836,826	817,382
Total deposits	948,938	925,303
Short-term borrowings	22,814	40,363
Long-term debt	80,472	70,493
Other liabilities	9,582	6,833
Total liabilities	1,061,806	1,042,992

Shareholders’ equity
Preferred stock, par value $2.50 per share; $1,000 liquidation preference, 1,000,000 shares authorized; 25,000 Series B shares issued and outstanding - 2014 and 2013	25,000	25,000
Common stock, par value $2.50 per share; 15,000,000 shares authorized; shares issued and outstanding: 5,470,955 at March 31, 2014 and 4,800,318 at December 31, 2013	13,677	12,001
Additional paid-in capital	56,687	45,399
Retained earnings	25,441	23,077
Accumulated other comprehensive income	2,557	2,172
Total shareholders’ equity	123,362	107,649
Total liabilities and shareholders’ equity	$1,185,168	$1,150,641

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Income
Unaudited

	Three months ended March 31,
(dollars in thousands, except per share data)	2014	2013
Interest income
Loans, including fees	$11,000	$10,068
Investment securities:
Taxable	839	645
Tax-exempt	541	628
Dividends	30	6
Other	3	14
Total interest income	12,413	11,361

Interest expense
Deposits	1,671	2,009
Federal funds purchased and other short-term borrowings	36	28
Long-term debt	285	172
Total interest expense	1,992	2,209
Net interest income	10,421	9,152
Provision for loan losses	550	260
Net interest income after provision for loan losses	9,871	8,892

Noninterest income
Trust and investment services fees	527	473
Income from mutual fund, annuity and insurance sales	133	249
Service charges on deposit accounts	678	634
Income from bank owned life insurance	173	166
Other income	139	166
Net gain on sales of loans held for sale	80	319
Total noninterest income	1,730	2,007

Noninterest expense
Personnel	4,316	4,180
Occupancy of premises, net	566	511
Furniture and equipment	543	494
Postage, stationery and supplies	159	150
Professional and legal	183	137
Marketing	307	146
FDIC insurance	189	171
Debit card processing	200	178
Charitable donations	737	475
Telephone	146	134
External data processing	202	168
Foreclosed real estate including (gains) losses on sales	80	63
Other	20	446
Total noninterest expense	7,648	7,253
Income before income taxes	3,953	3,646
Provision for income taxes	950	984
Net income	3,003	2,662
Preferred stock dividends	62	63
Net income available to common shareholders	$2,941	$2,599
Net income per common share, basic	$0.61	$0.55
Net income per common share, diluted	$0.59	$0.54

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Comprehensive Income
Unaudited

	Three months ended March 31,
(dollars in thousands)	2014	2013
Net income	$3,003	$2,662
Other comprehensive (loss) income:
Securities available for sale:
Net unrealized holding gains (losses) arising during the period (net of tax expense (benefit) of $198 and ($217), respectively)	385	(422)
Comprehensive income	$3,388	$2,240

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Cash Flows
Unaudited

	Three months ended March 31,
(dollars in thousands)	2014	2013
Cash flows from operating activities
Net income	$3,003	$2,662
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	436	359
Net amortization of premiums on securities	240	380
Amortization of deferred loan origination fees and costs	(166)	(131)
Provision for loan losses	550	260
Deferred income tax benefit	(145)	0
Amortization of investment in real estate partnership	89	85
Increase in cash surrender of bank owned life insurance	(173)	(166)
Originations of loans held for sale	(4,626)	(19,172)
Proceeds from sales of loans held for sale	3,894	19,960
Net gain on sales of loans held for sale	(80)	(319)
Gain on disposal of premises and equipment	(4)	0
Net gain on sales of foreclosed real estate	0	(14)
Stock-based compensation	77	78
(Increase) decrease in interest receivable	(20)	58
Increase in other assets	(465)	(117)
Increase (decrease) in interest payable	19	(41)
Increase in other liabilities	2,733	239
Net cash provided by operating activities	5,362	4,121
Cash flows from investing activities
Purchases of securities, available-for-sale	(3,108)	(838)
Maturities, repayments and calls of securities, available-for-sale	8,687	12,104
Redemption (purchase) of restricted investment in bank stock	232	(221)
Net increase in loans made to customers	(12,846)	(22,425)
Purchases of premises and equipment	(296)	(1,612)
Investment in bank owned life insurance	0	(5,300)
Proceeds from sales of foreclosed real estate	685	207
Net cash used in investing activities	(6,646)	(18,085)
Cash flows from financing activities
Net increase (decrease) in demand and savings deposits	21,397	(2,030)
Net increase (decrease) in time deposits	2,238	(6,095)
Net decrease in short-term borrowings	(17,549)	(113)
Proceeds from issuance of long-term debt	10,000	10,000
Repayment of long-term debt	(21)	(165)
Cash dividends paid to preferred shareholder	(62)	(63)
Cash dividends paid to common shareholders	(577)	(494)
Issuance of common stock	12,887	93
Net cash provided by financing activities	28,313	1,133
Net increase (decrease) in cash and cash equivalents	27,029	(12,831)
Cash and cash equivalents at beginning of year	15,062	49,757
Cash and cash equivalents at end of period	$42,091	$36,926

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
Unaudited

(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance, January 1, 2014	$25,000	$12,001	$45,399	$23,077	$2,172	$0	$107,649
Net income				3,003			3,003
Other comprehensive loss, net of tax					385		385
Common stock cash dividends ($0.12 per share)				(577)			(577)
Preferred stock cash dividends				(62)			(62)
Stock-based compensation including related tax benefit			77				77
Forfeiture of restricted stock			1			(1)	—
Issuance and reissuance of common stock including related tax benefit:
650,000 shares through private placement		1,625	10,929				12,554
4,612 shares under the dividend reinvestment and stock purchase plan		11	81			1	93
16,292 shares under the stock option plan		40	200				240

Balance, March 31, 2014	$25,000	$13,677	$56,687	$25,441	$2,557	$0	$123,362

Balance, January 1, 2013	$25,000	$11,206	$40,524	$18,868	$5,733	$0	$101,331
Net income				2,662			2,662
Other comprehensive loss, net of tax					(422)		(422)
Common stock cash dividends ($0.105 per share, adjusted)				(494)			(494)
Preferred stock cash dividends				(63)			(63)
Stock-based compensation including related tax benefit			78				78
Issuance of common stock including related tax benefit:
5,537 shares under the dividend reinvestment and stock purchase plan		14	79				93

Balance, March 31, 2013	$25,000	$11,220	$40,681	$20,973	$5,311	$0	$103,185

See accompanying notes.

Note 1—Basis of Presentation

The accompanying unaudited consolidated balance sheet at December 31, 2013 has been derived from audited financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and FASB Accounting Standards Codification (ASC) 270. Accordingly, the interim financial statements do not include all of the financial information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim consolidated financial statements include all adjustments necessary to present fairly the financial condition and results of operations for the reported periods, and all such adjustments are of a normal and recurring nature.

The consolidated financial statements include the accounts of Codorus Valley Bancorp, Inc. and its wholly owned bank subsidiary, PeoplesBank, A Codorus Valley Company (PeoplesBank), and its wholly owned nonbank subsidiary, SYC Realty Company, Inc. (collectively referred to as Codorus Valley or the Corporation). PeoplesBank operates two wholly-owned subsidiaries, Codorus Valley Financial Advisors, Inc. and SYC Settlement Services, Inc. and periodically creates nonbank subsidiaries whose purpose is to temporarily hold foreclosed properties pending eventual liquidation. All significant intercompany account balances and transactions have been eliminated in consolidation. The combined results of operations of the nonbank subsidiaries are not material to the consolidated financial statements.

These consolidated statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of March 31, 2014 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

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

Banking regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to the Corporation. Based on an analysis of the loan portfolio, the Corporation believes that the level of the allowance for loan losses at March 31, 2014 is adequate.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in-substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, based upon an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a charge-off. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At March 31, 2014, foreclosed real estate, net of allowance, was $3,635,000, compared to $4,068,000 for December 31, 2013.

Per Common Share Computations

All per share computations include the effect of stock dividends distributed. The computation of net income per common share is provided in the table below.

	Three months ended
	March 31,
(in thousands, except per share data)	2014	2013
Net income available to common shareholders	$2,941	$2,599

Weighted average shares outstanding (basic)	4,855	4,710
Effect of dilutive stock options	105	86
Weighted average shares outstanding (diluted)	4,960	4,796

Basic earnings per common share	$0.61	$0.55
Diluted earnings per common share	$0.59	$0.54

Anti-dilutive stock options excluded from the computation of earnings per share	23	29

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

Supplemental cash flow information is provided in the table below.

	Three months ended
	March 31,
(dollars in thousands)	2014	2013
Cash paid during the period for:
Income taxes	$1	$65
Interest	$1,973	$2,250

Noncash investing activities:
Transfer of loans to foreclosed real estate	$252	$0

Reclassification

Certain amounts in the 2013 consolidated financial statements have been reclassified to conform to the 2014 presentation, which did not impact net income or shareholders’ equity.

Recent Accounting Pronouncements

There were no new accounting pronouncements affecting the Corporation during the reporting period that were not already adopted or that are expected to have a material impact on the Corporation’s consolidated financial position or results of operations.

Note 3-Securities

A summary of securities available-for-sale at March 31, 2014 and December 31, 2013 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof and investments in the obligations of states and municipalities. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At March 31, 2014, the fair value of the municipal bond portfolio was concentrated in the states of Pennsylvania at 45 percent and Texas at 16 percent.

	Amortized Cost	Gross Unrealized		Fair Value
(dollars in thousands)		Gains	Losses

March 31, 2014
Debt securities:
U.S. agency	$33,248	$641	$(252)	$33,637
U.S. agency mortgage-backed, residential	103,974	1,666	(384)	105,256
State and municipal	82,409	2,266	(63)	84,612
Total debt securities	$219,631	$4,573	$(699)	$223,505

December 31, 2013
Debt securities:
U.S. agency	$33,265	$695	$(461)	$33,499
U.S. agency mortgage-backed, residential	105,181	1,563	(825)	105,919
State and municipal	87,004	2,411	(92)	89,323
Total debt securities	$225,450	$4,669	$(1,378)	$228,741

The amortized cost and estimated fair value of debt securities at March 31, 2014 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$13,278	$13,413
Due after one year through five years	140,333	143,998
Due after five years through ten years	62,201	62,124
Due after ten years	3,819	3,970
Total debt securities	$219,631	$223,505

There were no sales of securities during the three months ended March 31, 2014 and 2013.

Securities, issued by agencies of the federal government, with a carrying value of $141,165,000 and $142,914,000 on March 31, 2014 and December 31, 2013, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2014
Debt securities:
U.S. agency	$13,529	$(190)	$2,030	$(62)	$15,559	$(252)
U.S. agency mortgage-backed, residential	43,919	(384)	0	0	43,919	(384)
State and municipal	9,804	(50)	1,059	(13)	10,863	(63)
Total temporarily impaired debt securities, available-for-sale	$67,252	$(624)	$3,089	$(75)	$70,341	$(699)

December 31, 2013
Debt securities:
U.S. agency	$15,351	$(461)	$0	$0	$15,351	$(461)
U.S. agency mortgage-backed, residential	56,787	(825)	0	0	56,787	(825)
State and municipal	9,897	(78)	797	(14)	10,694	(92)
Total temporarily impaired debt securities, available-for-sale	$82,035	$(1,364)	$797	$(14)	$82,832	$(1,378)

The unrealized losses of $624,000 at March 31, 2014 within the less than 12 months category were attributable to four U.S. agency securities, fourteen U.S. agency mortgage-backed securities, and twenty-three state and municipal securities. The unrealized losses of $75,000 within the 12 months or more category were attributable to one U.S. agency security and three state and municipal securities. All of the securities with unrealized losses have been evaluated and determined to be investment grade.

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

The Corporation believes that unrealized losses at March 31, 2014 were primarily the result of changes in market interest rates and that it has the ability to hold these investments for a time necessary to recover the amortized cost. Through March 31, 2014, the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

Note 4—Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of March 31, 2014 and December 31, 2013, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (FHLBP) and, to a lesser degree, Atlantic Community Bankers Bank (ACBB). Under the FHLBP’s Capital Plan, PeoplesBank is required to maintain a minimum member stock investment, as a condition of remaining a member and as a condition of obtaining borrowings from the FHLBP. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the periods ended March 31, 2014 and 2013. FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended March 31, 2014 and 2013.

Note 5—Loans

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at March 31, 2014 and December 31, 2013. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance. Those industries representing the largest dollar investment and most risk are listed separately. The “Other” commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

(dollars in thousands)	March 31, 2014	December 31, 2013
Builder & developer	$106,644	$106,436
Commercial real estate investor	140,227	141,372
Residential real estate investor	82,975	78,400
Hotel/Motel	73,211	70,324
Wholesale & retail	73,256	75,445
Manufacturing	36,747	36,872
Agriculture	38,867	38,041
Other	173,070	167,325
Total commercial related loans	724,997	714,215
Residential mortgages	30,042	25,695
Home equity	80,008	80,859
Other	36,885	38,615
Total consumer related loans	146,935	145,169
Total loans	$871,932	$859,384

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

The Corporation uses ten risk ratings to grade loans. The first seven ratings, representing the lowest risk, are combined and given a “pass” rating. A pass rating is a satisfactory credit rating, which applies to a loan that is expected to perform in accordance with the loan agreement and has a low probability of loss. A loan rated “special mention” has a potential weakness which may, if not corrected, weaken the loan or inadequately protect the Corporation’s position at some future date. A loan rated “substandard” is inadequately protected by the current net worth or paying capacity of the borrower or of the collateral pledged. A substandard loan has a well defined weakness or weaknesses that could jeopardize liquidation of the loan, which exposes the Corporation to loss if the deficiencies are not corrected. A loan classified “doubtful” has all the weaknesses inherent in one classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and value highly improbable and the possibility of loss extremely high. When circumstances indicate that collection of the loan is doubtful, the loan is risk rated “nonaccrual,” the accrual of interest income is discontinued, and any unpaid interest previously credited to income is reversed. The table below does not include the regulatory classification of “doubtful,” which is subsumed within the nonaccrual risk rating category, nor does it include the regulatory classification of “loss” because the Corporation promptly charges off known loan losses.

The table below presents a summary of loan risk ratings by loan class at March 31, 2014 and December 31, 2013.

(dollars in thousands)	Pass	Special Mention	Substandard	Nonaccrual	Total
March 31, 2014
Builder & developer	$91,820	$4,471	$4,799	$5,554	$106,644
Commercial real estate investor	128,695	3,718	3,413	4,401	140,227
Residential real estate investor	78,529	2,687	186	1,573	82,975
Hotel/Motel	72,581	0	630	0	73,211
Wholesale & retail	71,852	869	0	535	73,256
Manufacturing	35,095	983	669	0	36,747
Agriculture	35,665	2,754	448	0	38,867
Other	170,703	1,158	473	736	173,070
Total commercial related loans	684,940	16,640	10,618	12,799	724,997
Residential mortgage	29,890	3	29	120	30,042
Home equity	79,367	356	11	274	80,008
Other	36,243	167	0	475	36,885
Total consumer related loans	145,500	526	40	869	146,935
Total loans	$830,440	$17,166	$10,658	$13,668	$871,932

December 31, 2013
Builder & developer	$91,106	$4,879	$4,786	$5,665	$106,436
Commercial real estate investor	129,763	3,749	3,426	4,434	141,372
Residential real estate investor	74,626	1,790	187	1,797	78,400
Hotel/Motel	70,324	0	0	0	70,324
Wholesale & retail	73,425	892	0	1,128	75,445
Manufacturing	34,986	1,215	671	0	36,872
Agriculture	34,961	2,629	451	0	38,041
Other	164,621	880	482	1,342	167,325
Total commercial related loans	673,812	16,034	10,003	14,366	714,215
Residential mortgage	25,541	4	30	120	25,695
Home equity	80,271	357	11	220	80,859
Other	37,814	207	0	594	38,615
Total consumer related loans	143,626	568	41	934	145,169
Total loans	$817,438	$16,602	$10,044	$15,300	$859,384

Impaired Loans

The table below presents a summary of impaired loans at March 31, 2014 and December 31, 2013. Generally, impaired loans are loans risk rated substandard and nonaccrual or classified as troubled debt restructurings. An allowance is established for individual commercial related loans where the Corporation has doubt as to full recovery of the outstanding principal balance. Typically, impaired consumer related loans are partially or fully charged off obviating the need for a specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for charge-offs.

	March 31, 2014			December 31, 2013
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance:
Builder & developer	$4,430	$4,430	—	$3,861	$3,861	—
Commercial real estate investor	7,815	7,815	—	7,860	7,860	—
Residential real estate investor	352	577	—	354	579	—
Hotel/Motel	630	630	—	0	0	—
Wholesale & retail	810	810	—	1,403	1,403	—
Manufacturing	669	669	—	671	671	—
Agriculture	0	0	—	0	0	—
Other commercial	1,008	1,008	—	1,498	1,498	—
Residential mortgage	149	175	—	150	176	—
Home equity	285	310	—	231	256	—
Other consumer	475	530	—	594	609	—
Total impaired loans with no related allowance	$16,623	$16,954	—	$16,622	$16,913	—

Impaired loans with a related allowance:
Builder & developer	$5,924	$5,924	$953	$7,733	$7,733	$850
Commercial real estate investor	0	0	0	0	0	0
Residential real estate investor	1,407	1,407	500	1,630	1,630	650
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	0	0	0	0	0	0
Manufacturing	0	0	0	0	0	0
Agriculture	448	448	100	451	451	100
Other commercial	199	199	120	326	326	120
Residential mortgage	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total impaired loans with a related allowance	$7,978	$7,978	$1,673	$10,140	$10,140	$1,720

Total impaired loans:
Builder & developer	$10,354	$10,354	$953	$11,594	$11,594	$850
Commercial real estate investor	7,815	7,815	0	7,860	7,860	0
Residential real estate investor	1,759	1,984	500	1,984	2,209	650
Hotel/Motel	630	630	0	0	0	0
Wholesale & retail	810	810	0	1,403	1,403	0
Manufacturing	669	669	0	671	671	0
Agriculture	448	448	100	451	451	100
Other commercial	1,207	1,207	120	1,824	1,824	120
Residential mortgage	149	175	0	150	176	0
Home equity	285	310	0	231	256	0
Other consumer	475	530	0	594	609	0
Total impaired loans	$24,601	$24,932	$1,673	$26,762	$27,053	$1,720

The table below presents a summary of average impaired loans and related interest income that was included in net income for the three months ended March 31, 2014 and 2013.

	For the three months ended
	March 31, 2014			March 31, 2013
(dollars in thousands)	Average Recorded Investment	Total Interest Income	Cash Basis Interest Income	Average Recorded Investment	Total Interest Income	Cash Basis Interest Income
Impaired loans with no related allowance:
Builder & developer	$4,146	$98	$16	$10,732	$130	$2
Commercial real estate investor	7,837	76	27	5,724	67	36
Residential real estate investor	353	3	0	115	2	1
Hotel/Motel	315	5	0	0	0	0
Wholesale & retail	1,107	71	68	2,988	(23)	1
Manufacturing	670	11	0	693	10	0
Agriculture	0	0	0	0	0	0
Other commercial	1,253	24	21	1,614	(2)	1
Residential mortgage	149	2	2	84	2	1
Home equity	258	0	0	310	3	1
Other consumer	534	12	12	630	6	6
Total impaired loans with no related allowance	$16,622	$302	$146	$22,890	$195	$49

Impaired loans with a related allowance:
Builder & developer	$6,828	$7	$0	$194	$0	$0
Commercial real estate investor	0	0	0	0	0	0
Residential real estate investor	1,519	0	0	2,658	(9)	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	0	0	0	0	0	0
Manufacturing	0	0	0	0	0	0
Agriculture	450	8	0	470	8	0
Other commercial	262	0	0	971	1	0
Residential mortgage	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total impaired loans with a related allowance	$9,059	$15	$0	$4,293	$0	$—

Total impaired loans:
Builder & developer	$10,974	$105	$16	$10,926	$130	$2
Commercial real estate investor	7,837	76	27	5,724	67	36
Residential real estate investor	1,872	3	0	2,773	(7)	1
Hotel/Motel	315	5	0	0	0	0
Wholesale & retail	1,107	71	68	2,988	(23)	1
Manufacturing	670	11	0	693	10	0
Agriculture	450	8	0	470	8	0
Other commercial	1,515	24	21	2,585	(1)	1
Residential mortgage	149	2	2	84	2	1
Home equity	258	0	0	310	3	1
Other consumer	534	12	12	630	6	6
Total impaired loans	$25,681	$317	$146	$27,183	$195	$49

Past Due and Nonaccrual

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule which shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at March 31, 2014 and December 31, 2013.

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total Loans
March 31, 2014
Builder & developer	$650	$562	$0	$5,554	$6,766	$99,878	$106,644
Commercial real estate investor	0	0	0	4,401	4,401	135,826	140,227
Residential real estate investor	53	581	0	1,573	2,207	80,768	82,975
Hotel/Motel	630	0	0	0	630	72,581	73,211
Wholesale & retail	43	0	0	535	578	72,678	73,256
Manufacturing	0	0	0	0	0	36,747	36,747
Agriculture	760	0	0	0	760	38,107	38,867
Other	7	274	0	736	1,017	172,053	173,070
Total commercial related loans	2,143	1,417	0	12,799	16,359	708,638	724,997
Residential mortgage	293	0	0	120	413	29,629	30,042
Home equity	69	0	0	274	343	79,665	80,008
Other	201	48	0	475	724	36,161	36,885
Total consumer related loans	563	48	0	869	1,480	145,455	146,935
Total loans	$2,706	$1,465	$0	$13,668	$17,839	$854,093	$871,932

December 31, 2013
Builder & developer	$220	$0	$0	$5,665	$5,885	$100,551	$106,436
Commercial real estate investor	0	0	0	4,434	4,434	136,938	141,372
Residential real estate investor	0	265	0	1,797	2,062	76,338	78,400
Hotel/Motel	0	0	0	0	0	70,324	70,324
Wholesale & retail	0	0	0	1,128	1,128	74,317	75,445
Manufacturing	0	0	0	0	0	36,872	36,872
Agriculture	0	0	0	0	0	38,041	38,041
Other	109	0	0	1,342	1,451	165,874	167,325
Total commercial related loans	329	265	0	14,366	14,960	699,255	714,215
Residential mortgage	0	0	0	120	120	25,575	25,695
Home equity	171	0	0	220	391	80,468	80,859
Other	118	161	0	594	873	37,742	38,615
Total consumer related loans	289	161	0	934	1,384	143,785	145,169
Total loans	$618	$426	$0	$15,300	$16,344	$843,040	$859,384

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

A nonaccrual TDR represents a nonaccrual loan, as previously defined, which includes an economic concession. Nonaccrual TDRs are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive payments after the modification and future principal and interest payments are reasonably assured. In contrast, an accruing TDR represents a loan that, at the time of the modification, has a demonstrated history of payments and which management believes that future loan payments are reasonably assured under the modified terms.

The table below shows loans whose terms have been modified under TDRs during the three months ended March 31, 2014 and 2013. There was no impairment loss recognized on any of these TDRs, and they are all performing under their modified terms. There were no defaults during the three months ended March 31, 2014 and 2013 for TDRs entered into for the last 12 months.

	Modifications
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments	Recorded Investment at Period End
Three months ended:

March 31, 2014
Commercial related loans accruing	1	194	194	192

March 31, 2013
Commercial related loans accruing	1	208	208	208

NOTE 6 – Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the three months ended March 31, 2014 and 2013.

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/ Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:

Balance, January 1, 2014	$2,073	$1,500	$1,482	$595	$637	$217	$307	$1,393	$8,204
Charge-offs	0	0	(91)	0	(34)	0	0	0	(125)
Recoveries	0	0	0	0	18	0	0	0	18
Provisions	122	(12)	39	22	18	0	4	32	225
Balance, March 31, 2014	$2,195	$1,488	$1,430	$617	$639	$217	$311	$1,425	$8,322

Balance, January 1, 2013	$1,571	$1,259	$1,195	$485	$1,913	$237	$202	$1,170	$8,032
Charge-offs	0	0	0	0	0	0	0	0	0
Recoveries	0	0	0	0	4	0	0	0	4
Provisions	(37)	27	1	29	(85)	(13)	35	(14)	(57)
Balance, March 31, 2013	$1,534	$1,286	$1,196	$514	$1,832	$224	$237	$1,156	$7,979

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated	Total
Allowance for loan losses:

Balance, January 1, 2014	$65	$237	$269	$571	$1,200	$9,975
Charge-offs	0	(40)	(125)	(165)	0	(290)
Recoveries	3	31	26	60	0	78
Provisions	(9)	(72)	148	67	258	550
Balance, March 31, 2014	$59	$156	$318	$533	$1,458	$10,313

Balance, January 1, 2013	$124	$237	$238	$599	$671	$9,302
Charge-offs	0	(75)	(32)	(107)	0	(107)
Recoveries	0	1	26	27	0	31
Provisions	(76)	152	(35)	41	276	260
Balance, March 31, 2013	$48	$315	$197	$560	$947	$9,486

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment at March 31, 2014 and 2013 and December 31, 2013.

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/ Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:

Individually evaluated for impairment	$953	$0	$500	$0	$0	$0	$100	$120	$1,673
Collectively evaluated for impairment	1,242	1,488	930	617	639	217	211	1,305	6,649
Balance, March 31, 2014	$2,195	$1,488	$1,430	$617	$639	$217	$311	$1,425	$8,322

Individually evaluated for impairment	$850	$0	$650	$0	$0	$0	$100	$120	$1,720
Collectively evaluated for impairment	1,223	1,500	832	595	637	217	207	1,273	6,484
Balance, December 31, 2013	$2,073	$1,500	$1,482	$595	$637	$217	$307	$1,393	$8,204

Individually evaluated for impairment	$62	$0	$700	$0	$0	$0	$100	$170	$1,032
Collectively evaluated for impairment	1,472	1,286	496	514	1,832	224	137	986	6,947
Balance, March 31, 2013	$1,534	$1,286	$1,196	$514	$1,832	$224	$237	$1,156	$7,979

Loans:

Individually evaluated for impairment	$10,354	$7,815	$1,759	$630	$810	$669	$448	$1,207	$23,692
Collectively evaluated for impairment	96,290	132,412	81,216	72,581	72,446	36,078	38,419	171,863	701,305
Balance, March 31, 2014	$106,644	$140,227	$82,975	$73,211	$73,256	$36,747	$38,867	$173,070	$724,997

Individually evaluated for impairment	$11,594	$7,860	$1,984	$0	$1,403	$671	$451	$1,824	$25,787
Collectively evaluated for impairment	94,842	133,512	76,416	70,324	74,042	36,201	37,590	165,501	688,428
Balance, December 31, 2013	$106,436	$141,372	$78,400	$70,324	$75,445	$36,872	$38,041	$167,325	$714,215

Individually evaluated for impairment	$9,386	$5,712	$2,814	$0	$2,928	$688	$469	$2,714	$24,711
Collectively evaluated for impairment	87,809	119,205	63,911	68,903	66,977	37,235	27,466	131,232	602,738
Balance, March 31, 2013	$97,195	$124,917	$66,725	$68,903	$69,905	$37,923	$27,935	$133,946	$627,449

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated		Total
Allowance for loan losses:

Individually evaluated for impairment	$0	$0	$0	$0		$0	$1,673
Collectively evaluated for impairment	59	156	318	533		1,458	8,640
Balance, March 31, 2014	$59	$156	$318	$533		$1,458	$10,313

Individually evaluated for impairment	$0	$0	$0	$0		$0	$1,720
Collectively evaluated for impairment	65	237	269	571		1,200	8,255
Balance, December 31, 2013	$65	$237	$269	$571		$1,200	$9,975

Individually evaluated for impairment	$0	$0	$0	$0		$0	$1,032
Collectively evaluated for impairment	48	315	197	560		947	8,454
Balance, March 31, 2013	$48	$315	$197	$560		$947	$9,486

Loans:

Individually evaluated for impairment	$149	$285	$475	$909	$		$24,601
Collectively evaluated for impairment	29,893	79,723	36,410	146,026			847,331
Balance, March 31, 2014	$30,042	$80,008	$36,885	$146,935	$		$871,932

Individually evaluated for impairment	$150	$231	$594	$975	$		$26,762
Collectively evaluated for impairment	25,545	80,628	38,021	144,194			832,622
Balance, December 31, 2013	$25,695	$80,859	$38,615	$145,169	$		$859,384

Individually evaluated for impairment	$83	$279	$618	$980	$		$25,691
Collectively evaluated for impairment	23,455	68,585	39,145	131,185			733,923
Balance, March 31, 2013	$23,538	$68,864	$39,763	$132,165	$		$759,614

Note 7—Deposits

The composition of deposits as of March 31, 2014 and December 31, 2013 is shown below.

(dollars in thousands)	March 31, 2014	December 31, 2013
Noninterest bearing demand	$112,112	$107,921
NOW	92,531	83,949
Money market	299,922	292,870
Savings	41,094	39,522
Time deposits less than $100,000	231,406	230,641
Time deposits $100,000 or more	171,873	170,400
Total deposits	$948,938	$925,303

Note 8—Short-Term Borrowings and Long-term Debt

Short-term borrowings consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. At March 31, 2014, the balance of securities sold under agreements to repurchase was $22,814,000 compared to $24,597,000 at December 31, 2013. At March 31, 2014, there were no other short-term borrowings compared to $15,766,000 at December 31, 2013.

The following table presents a summary of long-term debt as of March 31, 2014 and December 31, 2013.

(dollars in thousands)	March 31, 2014	December 31, 2013
PeoplesBank’s obligations:
FHLBP
Due July 2015, 1.90%	$5,000	$5,000
Due July 2016, 2.35%	5,000	5,000
Due September 2016, 1.18%	10,000	10,000
Due October 2016, 1.06%	10,000	10,000
Due October 2016, 1.10%	10,000	10,000
Due April 2017, .97%	10,000	0
Due March 2018, 1.17%	10,000	10,000
Due June 2018, 1.87%	5,000	5,000
Due June 2019, 2.10%	5,000	5,000
Total FHLBP	70,000	60,000
Capital lease obligation	162	183
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 2.33%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 2.39% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Total long-term debt	$80,472	$70,493

PeoplesBank’s long-term debt obligations to the Federal Home Loan Bank of Pittsburgh (FHLBP) are fixed rate instruments. Under terms of a blanket collateral agreement with the FHLBP, the obligations are secured by FHLBP stock and PeoplesBank qualifying loan receivables, principally real estate secured loans.

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

Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to quarter-to-date average assets (leverage ratio). Management believes that Codorus Valley and PeoplesBank were well capitalized on March 31, 2014 based on regulatory capital guidelines.

	Actual		Minimum for Capital Adequacy		Well Capitalized Minimum*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at March 31, 2014
Capital ratios:
Tier 1 risk based	$130,805	14.35%	$36,449	4.00%	n/a	n/a
Total risk based	141,118	15.49	72,899	8.00	n/a	n/a
Leverage	130,805	11.34	46,152	4.00	n/a	n/a

at December 31, 2013
Capital ratios:
Tier 1 risk based	$115,477	12.79%	$36,118	4.00%	n/a	n/a
Total risk based	125,452	13.89	72,236	8.00	n/a	n/a
Leverage	115,477	10.18	45,371	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at March 31, 2014
Capital ratios:
Tier 1 risk based	$114,359	12.59%	$36,333	4.00%	$54,500	6.00%
Total risk based	124,672	13.73	72,666	8.00	90,833	10.00
Leverage	114,359	9.94	46,032	4.00	57,539	5.00

at December 31, 2013
Capital ratios:
Tier 1 risk based	$111,713	12.42%	$35,987	4.00%	$53,981	6.00%
Total risk based	121,688	13.53	71,975	8.00	89,968	10.00
Leverage	111,713	9.88	45,236	4.00	56,545	5.00

*To be well capitalized under prompt corrective action provisions.

Note 10—Shareholders’ Equity

Private Placement of Common Stock

On March 26, 2014, the Corporation completed a private placement of 650,000 shares of its common stock, par value $2.50 per share, pursuant to the terms of a Securities Purchase Agreement (“Purchase Agreement”) dated March 26, 2014, by and among the Corporation and seven (7) accredited investors. The Corporation raised net proceeds of approximately $12.5 million resulting from the gross amount of the private placement transaction of $13 million less related issuance costs of approximately $.5 million. Subject to approval by the Corporation’s primary bank regulatory agencies, the Corporation intends to use the net proceeds and additional cash to redeem $13 million of the $25 million in outstanding shares of the Corporation’s preferred stock held by the United States Department of the Treasury.

Pursuant to the terms of the Purchase Agreement, the accredited investors also entered into a Registration Rights Agreement with the Corporation, under which the Corporation has agreed to file with the Securities and Exchange Commission (the “SEC”), within thirty (30) days following the March 26, 2014 closing of the private placement transaction, a registration statement covering the resale of the common stock issued pursuant to the Purchase Agreement. Under the Registration Rights Agreement, the Corporation will be required to make certain payments as liquidated damages to the accredited investors if the registration statement is not (i) filed with the SEC within specific time periods, (ii) declared effective by the SEC within specified time periods or (iii) available, with certain limited exceptions, after having been declared effective. The provisions of the Registration Rights Agreement also include an agreement by the Corporation to indemnify each accredited investor against certain liabilities. The Purchase Agreement also contains representations, warranties and covenants of the Company and the Purchasers that are customary in private placement transactions of this nature.

The foregoing terms and summary of the Purchase Agreement and Registration Rights Agreement are not complete and are qualified in their entirety by reference to the full text and form of both the Purchase Agreement and the Registration Rights Agreement, copies of which are attached to the Corporation’s related Form 8-K filed on March 27, 2014.

Preferred stock issued under the US Treasury’s Small Business Lending Fund Program

The annualized dividend rate on the $25 million of preferred stock issued under the U.S. Treasury’s Small Business Lending Fund Program (SBLF Program) was 1 percent for the quarters ended March 31, 2014 and 2013. Based on the increase in the qualified small business lending portfolio balance over the baseline level at September 30, 2013, the dividend rate will remain at 1 percent through February 18, 2016. Thereafter, under the provisions of the SBLF Program the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%). Additional information about SBLF preferred stock is disclosed in Note 10—Shareholders’ Equity in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

Common stock dividend

Periodically, the Corporation distributes stock dividends on its common stock. The Corporation distributed a 5 percent stock dividend on December 10, 2013 which resulted in the issuance of 225,937 additional common shares.

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

Note 12—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $25,899,000 of standby letters of credit outstanding on March 31, 2014, compared to $27,673,000 on December 31, 2013. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of March 31, 2014 and December 31, 2013, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
March 31, 2014
Securities available-for-sale:
U.S. agency	$33,637	$0	$33,637	$0
U.S. agency mortgage-backed, residential	105,256	0	105,256	0
State and municipal	84,612	0	84,612	0

December 31, 2013
Securities available-for-sale:
U.S. agency	$33,499	$0	$33,499	$0
U.S. agency mortgage-backed, residential	105,919	0	105,919	0
State and municipal	89,323	0	89,323	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans
Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At March 31, 2014, the fair value of impaired loans with a valuation allowance or charge-off was of $6,569,000, which is net of valuation allowances of $1,673,000 and charge-offs of $331,000. At December 31, 2013 the fair value of impaired loans with a valuation allowance or charge-off was $8,669,000, which is net of valuation allowances of $1,720,000 and charge-offs of $291,000.

Foreclosed Real Estate
Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. At March 31, 2014, the fair value of foreclosed real estate with a valuation allowance or charge-off was $2,965,000, which is net of valuation allowances of $3,829,000. At December 31, 2013, the carrying value of foreclosed real estate with a valuation allowance or charge-off was $3,098,000, which is net of valuation allowances of $3,954,000 and charge-offs of $100,000.

	Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
March 31, 2014
Impaired loans	$6,569	$0	$0	$6,569
Foreclosed real estate	2,965	0	0	2,965

December 31, 2013
Impaired loans	$8,669	$0	$0	$8,669
Foreclosed real estate	3,098	0	0	3,098

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques		Unobservable Input		Range	Weighted Average
March 31, 2014
Impaired loans	$6,569	Appraisal	(1)	Appraisal adjustments	(2)	14% - 26%	18%
Foreclosed real estate	2,965	Appraisal	(1)	Appraisal adjustments	(2)	8% - 67%	45%

December 31, 2013
Impaired loans	$8,669	Appraisal	(1)	Appraisal adjustments	(2)	13% - 27%	19%
Foreclosed real estate	3,098	Appraisal	(1)	Appraisal adjustments	(2)	8% - 67%	45%

(1)	Fair value is generally determined through independent appraisals, which generally include various level 3 inputs that are not identifiable.
(2)

Appraisals may be adjusted downward by the Corporation’s management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Disclosures about Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of the Corporation’s financial instruments as of March 31, 2014 and December 31, 2013:

Cash and cash equivalents
The carrying amount is a reasonable estimate of fair value.

Securities available for sale
The fair value of securities available for sale is determined in accordance with the methods described under FASB ASC Topic 820 as described above.

Restricted investment in bank stocks
The carrying amount of restricted investment in bank stocks is a reasonable estimate of fair value. The Corporation is required to maintain minimum investment balances in these stocks. These stocks are not actively traded, and therefore, have no readily determinable market value.

Loans held for sale
The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If quoted prices do not exist, quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan, are used.

Loans, net
The fair value of loans, excluding all impaired loans, is estimated using discounted cash flow analyses using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans are first segregated by type such as commercial, real estate, and consumer, and then further segmented by rate type. Projected future cash flows are calculated based on contractual maturity or call dates. Generally, for variable rate loans that reprice frequently have no significant change in credit risk, fair value is based on carrying value.

Interest receivable
The carrying value of interest receivable is a reasonable estimate of fair value.

Deposits
The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using a discounted cash flow analyses. Discount rates used are based on rates currently offered for deposits with similar remaining maturities. Fair value of variable rate time deposits that reprice frequently are based on carrying value. Fair values of time deposit liabilities do not include the value of the Corporation’s long-term relationships with depositors, which may be significant.

Short-term borrowings
For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Long-term debt
Long-term debt includes FHLB advances (Level 2) and junior subordinated debt (Level 3). The fair value of FHLB advances is estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. These prices are obtained from this active market and represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party. The fair value of junior subordinated debt is estimated using discounted cash flow analysis, based on market rates and spread characteristics of similar debt with similar credit risk characteristics, terms and remaining maturity.

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

The following presents the carrying amounts and estimated fair values of the Corporation’s financial instruments as of March 31, 2014 and December 31, 2013.

			Fair Value Estimates
(dollars in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
March 31, 2014
Financial assets
Cash and cash equivalents	$42,091	$42,091	$42,091	$0	$0
Securities available-for-sale	223,505	223,505	$0	223,505	0
Restricted investment in bank stocks	4,510	4,510	0	4,510	0
Loans held for sale	1,326	1,360	0	1,360	0
Loans, net	861,619	878,796	0	0	878,796
Interest receivable	3,603	3,603	0	3,603	0

Financial liabilities
Deposits	$948,938	$950,860	$0	$950,860	$0
Short-term borrowings	22,814	22,814	0	22,814	0
Long-term debt	80,472	78,401	0	70,436	7,965
Interest payable	410	410	0	410	0

Off-balance sheet instruments	0	0	0	0	0

December 31, 2013
Financial assets
Cash and cash equivalents	$15,062	$15,062	$15,062	$0	$0
Securities available-for-sale	228,741	228,741	0	228,741	0
Restricted investment in bank stocks	4,742	4,742	0	4,742	0
Loans held for sale	514	524	0	524	0
Loans, net	849,409	868,413	0	0	868,413
Interest receivable	3,583	3,583	0	3,583	0

Financial liabilities
Deposits	$925,303	$927,396	$0	$927,396	$0
Short-term borrowings	40,363	40,363	0	40,363	0
Long-term debt	70,493	68,604	0	60,417	8,187
Interest payable	391	391	0	391	0

Off-balance sheet instruments	0	0	0	0	0

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

		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Gross amounts Not Offset in the Statements of Condition
(dollars in thousands)					Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2014
Repurchase Agreements	(1)	$22,814	$0	$22,814	$(22,814)	$0	$0

December 31, 2013
Repurchase Agreements	(1)	$24,597	$0	$24,597	$(24,597)	$0	$0

(1)	As of March 31, 2014 and December 31, 2013, the fair value of securities pledged in connection with repurchase agreements was $28,981,000 and $29,299,000, respectively.

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

Critical accounting policies

We have identified critical accounting policies for the Corporation to include allowance for loan losses, valuation of foreclosed real estate and evaluation of other-than-temporary impairment losses of securities. There were no material changes made to the critical accounting policies disclosed in the 2013 Annual Report on Form 10-K in regards to application or related judgments and estimates used. A detailed disclosure pertaining to critical accounting estimates is provided in Item 7 of the Corporation’s 2013 Annual Report on Form 10-K.

Three months ended March 31, 2014,
compared to three months ended March 31, 2013

FINANCIAL HIGHLIGHTS

The Corporation earned net income available to common shareholders (earnings) totaling $2,941,000 for the quarter ended March 31, 2014, compared to $2,599,000 for the quarter ended March 31, 2013. The $342,000 or 13 percent increase in earnings was primarily the result of an increase in net interest income and a decrease in the provision for income taxes, which more than offset a decrease in noninterest income and increases in the provision for loan losses and noninterest expense, as described below.

The $1,269,000 or 14 percent increase in net interest income for the current quarter of 2014, compared to the first quarter of 2013, was due primarily to an increase in interest income and fees from an increase in the volume of earning assets, principally commercial loans. The current quarter also included approximately $234,000 of interest income and loan fees from the payoff of two unrelated commercial loan accounts. One of these accounts was classified as impaired and on a cash basis for recognizing interest income. A decrease in funding costs resulting from a larger proportion of low cost core deposits to total deposits and lower rates generally paid on all deposit products, which reflected unusually low market interest rates, also contributed to the increase in net interest income.

The $290,000 or 112 percent increase in the provision for loan losses for the current quarter of 2014, compared to the first quarter of 2013, was necessary to support a larger loan portfolio and to replenish the allowance for loan losses due to an increase in net charge-offs. Net charge-offs for the current quarter totaled $212,000, compared to $76,000 for the first quarter of 2013.

The $277,000 or 14 percent decrease in total noninterest income for the current quarter of 2014, compared to the first quarter of 2013, was primarily the result of decreases in net gain from the sale of loans held for sale and income from mutual fund, annuity and insurance sales. The $239,000 or 75 percent decrease in net gain from the sale of loans held for sale, principally residential mortgages, reflects a sharp decrease in refinancing demand and higher mortgage interest rates. The $116,000 or 47 percent decrease in income from mutual fund, annuity and insurance sales reflects a decrease in sales volume and loss of accounts as a result of staff resignations in April of 2013.

The $395,000 or 5 percent increase in noninterest expense for the current quarter, compared to the first quarter of 2013, was driven by increases in personnel and marketing expenses. Personnel expense increased $136,000 or 3 percent as a result of expanding the banking franchise in the year 2013 and normal business growth. Marketing expense increased $161,000 or 110 percent primarily as a result of non-recurring costs to promote PeoplesBank’s 150th year in business anniversary.

The $34,000 or 3 percent decrease in the provision for income taxes for the current quarter, compared to the first quarter of 2013, was due to a non-recurring $171,000 decrease in federal income tax, which more than offset the increase in the provision resulting from a higher level of pretax earnings. The $171,000 adjustment to federal income tax was the result of an increase in the net deferred tax asset account on the Corporation’s balance sheet. The increase in the net deferred tax asset reflected an anticipated increase in the federal statutory income tax rate from 34 percent to 35 percent for future periods.

The schedule below presents selected performance metrics for the first quarter of 2014 and 2013. Earnings per common share were adjusted for the 5 percent common stock dividend distributed by the Corporation on December 10, 2013.

	Three months ended March 31,
	2014	2013
Basic earnings per common share	$0.61	$0.55
Diluted earnings per common share	$0.59	$0.54
Cash dividend payout ratio	19.6%	19.0%
Return on average assets	1.04%	1.01%
Return on average equity	10.82%	10.39%
Net interest margin (tax equivalent basis)	3.97%	3.86%
Net overhead ratio	2.05%	1.99%
Efficiency ratio	60.74%	62.42%
Average equity to average assets	9.59%	9.73%

A more detailed analysis of the factors and trends affecting corporate earnings follows.

INCOME STATEMENT ANALYSIS

Net interest income

Net interest income for the three month period ended March 31, 2014, was $10,421,000, an increase of $1,269,000 or 14 percent above the first quarter of 2013. The increase in net interest income was due primarily to an increase in the average volume of interest earning assets. A decrease in the cost of deposits also contributed to the increase in net interest income. Net interest income (tax equivalent basis) annualized as a percentage of average interest earning assets, i.e., net interest margin, was 3.97 percent for the first quarter of 2014, compared to 3.86 percent for the first quarter of 2013.

Interest income for the current quarter totaled $12,413,000, an increase of $1,052,000 or 9 percent above the first quarter of 2013. The increase was driven primarily by an increase in the average volume of interest earning assets, principally commercial loans. The current quarter also included approximately $234,000 of interest income and loan fees from the payoff of two unrelated commercial loan accounts. One of these loan accounts was classified as impaired and on a cash basis for recognizing interest income. Interest earning assets averaged $1.1 billion and yielded 4.70 percent (tax equivalent basis) for the current quarter, compared to $998 million and 4.76 percent, respectively, for the first quarter of 2013. While the volume of earning assets increased, its effect on interest income was muted by lower yields, a reflection of the low interest rate environment.

Interest expense for the current quarter totaled $1,992,000, a decrease of $217,000 or 10 percent below the first quarter of 2013. The decrease in total interest expense was driven primarily by a general decrease in deposit rates, due to the low interest rate environment, and from a larger proportion of low cost core deposits to total deposits. The average volume of core deposits was $535 million for the current quarter representing a $50 million or 10 percent increase above the average volume for the first quarter of 2013. The growth of core deposits is a particular focus of the Corporation because the rates are relatively low, are a source of fee income and provide the opportunity to cross-sell other financial products and services. The Corporation defines core deposits as noninterest and interest bearing demand, savings and money market deposits. While interest expense on deposits decreased, the interest expense on long-term debt increased due to an increase in the average volume. Long-term debt averaged $77 million for the current quarter, compared to a $34 million average for the first quarter of 2013. The increase in long-term debt was comprised of advances from the Federal Home Loan Bank of Pittsburgh. These advances were low rate borrowings with intermediate term bullet maturities that supplement deposit funding and provide a hedge against rising market interest rates.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended March 31,
	2014			2013
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest bearing deposits with banks	$4,647	$3	0.24%	$22,651	$14	0.25%
Investment securities:
Taxable	144,508	869	2.44	127,832	651	2.07
Tax-exempt	82,508	806	3.96	95,046	931	3.97
Total investment securities	227,016	1,675	2.99	222,878	1,582	2.88

Loans:
Taxable (1)	850,321	10,860	5.18	741,583	9,967	5.45
Tax-exempt	16,773	209	5.05	10,635	151	5.76
Total loans	867,094	11,069	5.18	752,218	10,118	5.46
Total earning assets	1,098,757	12,747	4.70	997,747	11,714	4.76
Other assets (2)	57,974			56,263
Total assets	$1,156,731			$1,054,010
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$389,494	$367	0.38%	$365,246	$334	0.37%
Savings	39,704	25	0.26	35,727	22	0.25
Time	398,163	1,279	1.30	406,250	1,653	1.65
Total interest bearing deposits	827,361	1,671	0.82	807,223	2,009	1.01
Short-term borrowings	28,274	36	0.52	20,127	28	0.56
Long-term debt	76,817	285	1.50	34,169	172	2.04
Total interest bearing liabilities	932,452	1,992	0.87	861,519	2,209	1.04

Noninterest bearing deposits	105,458			83,227
Other liabilities	7,836			6,747
Shareholders’ equity	110,985			102,517

Total liabilities and shareholders’ equity	$1,156,731			$1,054,010
Net interest income (tax equivalent basis)		$10,755			$9,505
Net interest margin (3)			3.97%			3.86%
Tax equivalent adjustment		(334)			(353)
Net interest income		$10,421			$9,152

(1)	Average balance includes average nonaccrual loans of $14,069,000 for 2014 and $8,749,000 for 2013.
Interest includes net loan fees of $458,000 for 2014 and $328,000 for 2013.
(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.
(3)	Net interest income (tax equivalent basis) annualized as a percentage of average interest earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended March 31, 2014 vs. 2013

	Increase (decrease) due to change in
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$(11)	$0	$(11)
Investment securities:
Taxable	80	138	218
Tax-exempt	(122)	(3)	(125)
Loans:
Taxable	1,619	(726)	893
Tax-exempt	87	(29)	58
Total interest income	1,653	(620)	1,033
Interest Expense
Deposits:
Interest bearing demand	27	6	33
Savings	3	0	3
Time	(33)	(341)	(374)
Short-term borrowings	8	0	8
Long-term debt	217	(104)	113
Total interest expense	222	(439)	(217)
Net interest income	$1,431	$(181)	$1,250

Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for loan losses

The provision for loan losses was $550,000 for the three month period ended March 31, 2014, an increase of $290,000 or 112 percent above the first quarter of 2013. The increase in the provision was necessary to support a larger loan portfolio and to replenish the allowance for loan losses due to an increase in net charge-offs. Net charge-offs for the current quarter totaled $212,000, compared to $76,000 for the first quarter of 2013. More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 46.

Noninterest income

The following table presents the components of total noninterest income for the first quarter of 2014, compared to the first quarter of 2013.

Table 3 - Noninterest income

	Three months ended March 31,		Change Increase (Decrease)
(dollars in thousands)	2014	2013	$	%

Trust and investment services fees	$527	$473	$54	11%
Income from mutual fund, annuity and insurance sales	133	249	(116)	(47)
Service charges on deposit accounts	678	634	44	7
Income from bank owned life insurance	173	166	7	4
Other income	139	166	(27)	(16)
Net gain on sales of loans held for sale	80	319	(239)	(75)
Total noninterest income	$1,730	$2,007	$(277)	(14)%

The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The $54,000 or 11 percent increase in trust and investment services fees was due to appreciation in the market value of managed accounts, upon which some fees are based, and growth in traditional trust business.

Income from mutual fund, annuity and insurance sales—The $116,000 or 47 percent decrease in income from the sale of mutual fund, annuity and insurance products by Codorus Valley Financial Advisors (CVFA), a subsidiary of PeoplesBank, was a result of the resignation of three registered representatives who left CVFA in April 2013. The level of sales in the current quarter was adversely affected by the unusually severe winter weather.

Service charges on deposit accounts—The $44,000 or 7 percent increase in service charge income was due primarily to increases in overdraft fees and debit card revenue.

Income from bank owned life insurance (BOLI)—Income from BOLI in the current quarter, compared to the first quarter of 2013, was relatively flat as low market interest rates depressed yields.

Other income—The $27,000 or 16 percent decrease in other income was due primarily to a decrease in income from settlement services, which has been adversely affected by the decrease in mortgage banking activity.

Net gain on sales of loans held for sale—The $239,000 or 75 percent decrease in gains from the sale of residential mortgage loans resulted from a decrease in production, which was demand driven. Refinancing demand and gains therefrom have declined significantly as demand has been largely fulfilled and the higher level of mortgage interest rates has priced some borrowers out of the mortgage market.

Noninterest expense

The following table presents the components of total noninterest expense for the first quarter of 2014, compared to the first quarter of 2013.

Table 4 - Noninterest expense

	Three months ended March 31,		Change Increase (Decrease)
(dollars in thousands)	2014	2013	$	%

Personnel	$4,316	$4,180	$136	3%
Occupancy of premises, net	566	511	55	11
Furniture and equipment	543	494	49	10
Postage, stationery and supplies	159	150	9	6
Professional and legal	183	137	46	34
Marketing	307	146	161	110
FDIC insurance	189	171	18	11
Debit card processing	200	178	22	12
Charitable donations	737	475	262	55
Telephone	146	134	12	9
External data processing	202	168	34	20
Foreclosed real estate including (gains) losses on sales	80	63	17	27
Other	20	446	(426)	(96)
Total noninterest expense	$7,648	$7,253	$395	(5)%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $136,000 or 3 percent increase in personnel expense was due largely to an increase in wage expense resulting from planned staff additions that occurred in the first quarter of 2014 and throughout the year 2013 that affect the current period (e.g., franchise expansion), and normal business growth.

Occupancy of premises, net—The $55,000 or 11 percent increase in occupancy expense was due in part to an increase in rent and other related occupancy expenses from the addition of two banking offices in the year 2013. An increase in snow removal costs caused by severe winter weather in the current quarter also contributed to the increase in occupancy expense.

Furniture and equipment—The $49,000 or 10 percent increase in furniture and equipment was due primarily to normal business growth, which included increases in depreciation expense on computer hardware and software.

Professional and legal—The $46,000 or 34 percent increase in professional and legal expense was due primarily to an increase in consulting expense, which supported various corporate initiatives, and normal business growth.

Marketing—The $161,000 or 110 percent increase in marketing expense was primarily the result of non-recurring costs to promote PeoplesBank’s 150th year in business anniversary.

Charitable donations—The $262,000 or 55 percent increase in charitable donations was the result of an increase in donations to nonprofit organizations that qualify for related state tax credits. PeoplesBank uses state tax credits from donations to reduce its Pennsylvania shares tax expense, included below in other expenses. State tax credits typically range from 55 to 90 percent of the amount donated, effectively lowering the cost of the donation.

External data processing—The $34,000 or 20 percent increase in external data processing reflects increased reliance on outsourcing transaction processing to specialized vendors, which is typically performed on their hosted and secure websites thereby increasing our processing efficiency. Increases in the services offered to our client base and increases in transaction volume from normal business growth also contributed to the increase in this expense category.

Other—The $426,000 or 96 percent decrease in other expense was primarily attributable to a $302,000 or 182 percent decrease in PA shares tax expense, a component of other expense. The decrease in shares tax expense reflected the recognition of tax credits, which originated from qualifying charitable donations described earlier. A $90,000 or 114 percent decrease in impaired loan carrying costs also contributed to the decrease in other expense for the current quarter, which reflected cost reimbursements from the U.S. Department of Agriculture as guarantor for an impaired commercial loan.

Provision for income taxes

The provision for income tax for the first quarter of 2014 was $950,000, compared to $984,000 for the first quarter of 2013. The $34,000 or 3 percent decrease in the provision for income taxes was due to a non-recurring $171,000 decrease in federal income tax, which more than offset the increase in the provision resulting from a higher level of pretax earnings. The $171,000 adjustment to federal income tax was the result of an increase in the net deferred tax asset account on the Corporation’s balance sheet. The increase in the net deferred tax asset reflected an anticipated increase in the federal statutory income tax rate from 34 percent to 35 percent for future periods.

For both periods, the Corporation’s statutory federal income tax rate was 34 percent. The Corporation’s effective income tax rate was 28 percent for the first quarter of 2014, compared to 27 percent for the first quarter of 2013. The effective tax rate differs from the statutory tax rate due to the impact of low-income housing credits and tax-exempt income, including income from bank owned life insurance.

Preferred stock dividends

Preferred stock dividends for the first quarter of 2014 and 2013 totaled approximately $62,000, which equated to an annualized dividend rate of 1 percent. The Corporation is currently paying the lowest permissible dividend rate under the U.S. Treasury’s Small Business Lending Fund Program (SBLF Program) as a result of adding loans that qualify for the SBLF Program in excess of a pre-determined loan portfolio baseline balance. Information about the SBLF Program is provided in this report at Note 10-Shareholders’ Equity.

BALANCE SHEET REVIEW

Interest bearing deposits with banks

On March 31, 2014, interest bearing deposits with banks totaled $26 million, compared to $2 million at year-end 2013. The increase in cash was the result of net proceeds from the private placement of common stock, described in Note 10—Shareholder’ Equity of this report. The Corporation plans to use $13 million of cash to partially redeem the $25 million of outstanding preferred stock held by the U.S. Department of the Treasury under its Small Business Lending Program in the second quarter of 2014. Proceeds from a $10 million borrowing from the Federal Home Loan Bank of Pittsburgh, which is described below, also contributed to the increase in interest bearing deposits.

Securities available-for-sale

On March 31, 2014, the fair value of securities available-for-sale totaled $224 million, which represented a 2 percent decrease compared to the $229 million value at year-end 2013. During the current quarter, cash inflows from U.S. agency mortgage-backed bonds and bond maturities (or bond calls) temporarily exceeded new investments. The composition of the Corporation’s investment securities portfolio is provided in Note 3-Securities.

Loans

On March 31, 2014, total loans, net of deferred fees, totaled $872 million, which was $13 million or 1 percent higher than the year-end 2013 level. The increase in volume was due primarily to an increase in commercial related loans, particularly within the residential real estate investor, hotel and other (e.g. finance, public administration) sectors. An increase in residential mortgage loans also contributed to the overall increase in loans. The composition of the Corporation’s loan portfolio at March 31, 2014, compared to December 31, 2013, is provided in Note 5—Loans.

Deposits

On March 31, 2014, deposits totaled $949 million, which represented a $24 million or 3 percent increase compared to the level at year-end 2013. The increase in total deposits occurred primarily within the demand (both interest and non-interest bearing), money market and savings categories, while higher rate time deposits (i.e., CDs) increased slightly. The composition of the Corporation’s deposit portfolio at March 31, 2014, is provided in Note 7—Deposits.

Long-term debt

On March 31, 2014, long-term debt totaled $80.5 million, which was $10 million or 14 percent above the year-end 2013 level. The increase was the result of a $10 million advance from the Federal Home Loan Bank of Pittsburgh that provides liquidity and acts as a hedge against rising market interest rates. The advance has a 38-month bullet maturity and a low fixed interest rate. A listing of outstanding long-term debt obligations is provided in Note 8—Short Term Borrowing and Long-term Debt.

Shareholders’ equity and capital adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Total shareholders’ equity was approximately $123 million on March 31, 2014, an increase of approximately $16 million or 15 percent, compared to the level at December 31, 2013. The increase in capital was primarily the result of a private placement of common stock, described below, and an increase in retained earnings from profitable operations.

Private placement of common stock

As previously announced on Form 8-K filed on March 27, 2014, the Corporation completed the private placement of 650,000 shares of its common stock to accredited investors at a purchase price of $20 per share, pursuant to which the Corporation raised gross proceeds of $13 million. After issuance costs, net proceeds from the private placement totaled approximately $12.5 million. The net proceeds in addition to $0.5 million in cash will be used to partially redeem $13 million of the $25 million of outstanding preferred stock issued to the U.S. Department of the Treasury under its Small Business Lending Fund Program. The $13 million redemption of preferred stock, subject to bank regulatory approval, is expected to be completed in the second quarter of 2014. More information about the private placement can be found in this report at Note 10—Shareholders’ Equity.

Dividends on preferred stock

As previously disclosed, the Corporation participates in the U.S. Department of the Treasury’s Small Business Lending Fund Program (SBLF Program). Information about the SBLF Program can be found in this report at Note 10—Shareholders’ Equity. For the quarters ended March 31, 2014, December 31, 2013 and March 31, 2013, accrued dividends equated to an annualized dividend rate of 1 percent on the $25 million of preferred stock outstanding.

Dividends on common stock

The Corporation typically pays cash dividends on its common stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other factors. As recently announced, the Board of Directors declared a quarterly cash dividend of $0.12 per common share on April 8, 2014, payable on May 13, 2014, to shareholders of record at the close of business on April 22, 2014. This dividend follows a $0.12 per common share cash dividend paid in February 2014.

Capital adequacy

The Corporation and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 9—Regulatory Matters, to the financial statements. We believe that Codorus Valley and PeoplesBank were well capitalized on March 31, 2014, based on regulatory capital guidelines.

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

RISK MANAGEMENT

Credit risk management

The Credit Risk Management section included in the Corporation’s Form 10-K for year-end 2013 provides a general overview of the Corporation’s credit risk management process and loan concentrations. Credit risk represents the possibility that a loan client, counterparty or issuer may not perform in accordance with contractual terms, posing one of the most significant risks to the Corporation.

Nonperforming assets

The following table presents asset categories posing the greatest risk of loss and related ratios. We generally place a loan on nonaccrual status and cease accruing interest income, i.e., recognize interest income on a cash basis, as long as the loan is sufficiently collateralized, when loan payment performance is unsatisfactory and the loan is past due 90 days or more. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank. The final category, troubled debt restructurings, pertains to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. The paragraphs below explain significant changes in the aforementioned categories as of March 31, 2014, compared to December 31, 2013.

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

Table 5-Nonperforming Assets

(dollars in thousands)	March 31, 2014	December 31, 2013

Nonaccrual loans	$11,631	$13,231
Nonaccrual loans, troubled debt restructurings	2,037	2,069
Accruing loans 90 days or more past due	0	0
Total nonperforming loans	13,668	15,300
Foreclosed real estate, net of allowance	3,635	4,068
Total nonperforming assets	$17,303	$19,368
Accruing troubled debt restructurings	$2,192	$3,342

Total period-end loans, net of deferred fees	$871,932	$859,384
Allowance for loan losses (ALL)	$10,313	$9,975
ALL as a% of total period-end loans	1.18%	1.16%
Annualized net charge-offs as a% of average total loans	0.10%	0.10%
ALL as a% of nonperforming loans	75.46%	65.20%
Nonperforming loans as a% of total period-end loans	1.57%	1.78%
Nonperforming assets as a% of total period-end loans and net foreclosed real estate	1.98%	2.24%
Nonperforming assets as a% of total period-end assets	1.46%	1.68%
Nonperforming assets as a% of total period-end shareholders’ equity	14.03%	17.99%

The current level of nonperforming assets has decreased by approximately $2.1 million or 11 percent when compared to year-end 2013. The decrease was primarily the result of a $1.05 million payoff of a nonaccrual commercial loan and an approximate $0.5 million recovery from the sale of a foreclosed property. Generally, we remain concerned about prolonged weak economic conditions and the corresponding effects it has on our commercial borrowers.

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

On March 31, 2014, the nonperforming loan portfolio balance totaled $13,668,000, compared to $15,300,000 at year-end 2013. For both periods the portfolio balance was comprised primarily of collateralized commercial loans. On March 31, 2014, the nonaccrual loan portfolio was comprised of twenty-six unrelated loan relationships with outstanding principal balances ranging in size from $8,700 to $5,474,000. Five unrelated commercial relationships, which represent 83 percent of the nonperforming loan portfolio balance, are described below.

Loan no. 1—At March 31, 2014, the outstanding principal balance of the loan relationship was $5,474,000, collateralized by various commercial properties. A $750,000 allowance for probable loan losses was established for this relationship. Management is weighing its legal remedies to recover the amount due.

Loan no. 2—At March 31, 2014, the outstanding principal balance of the loan relationship was $2,037,000, collateralized by commercial rental properties whose rents are assigned to PeoplesBank. Based on a recent appraisal of the primary real estate collateralizing the relationship, we believe that the loans are adequately collateralized. The borrower is presently operating under a troubled debt restructuring agreement.

Loan no. 3—At March 31, 2014, the outstanding principal balance of the loan relationship was $1,407,000, collateralized by various residential rental properties. A $500,000 allowance for loan losses was established for this relationship. The Bank is presently pursuing its legal remedies to recover the amount due.

Loan no. 4—At March 31, 2014, the outstanding principal balance of the loan relationship was $1,349,000, collateralized by two commercial properties. Based on an independent appraisal of the real estate collateralizing the relationship, we believe that the loans are adequately collateralized. The Bank is presently pursuing its legal remedies to recover the amount due.

Loan no. 5—At March 31, 2014, the outstanding principal balance of the loan relationship was $1,126,000, collateralized by a commercial rental property. Subsequent to March 31, 2014, the property was acquired by the Corporation in satisfaction of debt. Management is evaluating its recovery options for this account.

Foreclosed real estate

On March 31, 2014, foreclosed real estate, net of allowance, totaled $3,635,000, compared to $4,068,000 at December 31, 2013. On March 31, 2014, the portfolio was comprised of seven unrelated accounts ranging in size from $120,000 to $1,179,000, net of related allowance. If a valuation allowance for probable loss has been established for a particular property it is so noted in the property description below. Further valuation allowances may be required on any foreclosed property as additional information becomes available or conditions change. Foreclosed real estate is included in the other assets category on the Corporation’s balance sheet. Three unrelated foreclosed real estate properties, which represent the majority of the foreclosed real estate portfolio balance, are described below.

Property no. 1— The carrying amount of this property at March 31, 2014 was $1,179,000, which is net of a $2,119,000 allowance for probable loss based on an independent appraisal, as adjusted for improvements, less estimated selling costs. This account is collateralized by 266 acres of unimproved land that is zoned for residential development. Management is evaluating its disposition options with regard to this property.

Property no. 2— The carrying amount of this property at March 31, 2014 was $1,088,000, which is net of a $1,627,000 allowance for probable loss. This account is comprised of 134 approved residential building lots. Of this total, 28 lots are improved. Management is evaluating its disposition options with regard to this property.

Property no. 3—The carrying amount of this residential property at March 31, 2014 was $698,000, which is net of a $82,000 allowance for probable loss. The property is presently listed for sale.

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

The following table presents an analysis of the activity in the allowance for loan losses for the three months ended March 31, 2014 and 2013. The $827,000 or 9 percent increase in the allowance generally supported the $112 million or 15 percent increase in loans, net of deferred fees. The $290,000 or 112 percent increase in the provision thus far for 2014 reflected an increase in net charge-offs compared to the first three months of 2013. The risks and uncertainties associated with prolonged weakness in economic and business conditions, the level of unemployment and erosion of real estate values can adversely affect our borrowers’ ability to service their loans causing significant fluctuations in the level of charge-offs and provision expense from one period to another. Based on a comprehensive analysis of the loan portfolio, we believe that the allowance for loan losses was adequate at March 31, 2014.

Table 6 -Analysis of Allowance for Loan Losses

(dollars in thousands)	2014	2013
Balance-January 1,	$9,975	$9,302

Provision charged to operating expense	550	260

Loans charged off:
Commercial, financial and agricultural	125	0
Real estate - construction and land development	0	0
Real estate - residential mortgages	0	0
Consumer and home equity	165	107
Total loans charged off	290	107
Recoveries:
Commercial, financial and agricultural	18	4
Real estate - residential mortgages	3	0
Consumer and home equity	57	27
Total recoveries	78	31
Net charge-offs	212	76
Balance-March 31,	$10,313	$9,486

Ratios:
Allowance for loan losses as a% of total period-end loans	1.18%	1.25%
Annualized net charge-offs as a% of average total loans	0.10%	0.04%
Allowance for loan losses as a% of nonperforming loans	75.46%	77.99%

Liquidity risk management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan customers, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, it provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are scheduled investment security maturities and cash inflows, funds received from customer loan payments, and asset sales. The primary sources of liability liquidity are deposit growth, short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At March 31, 2014, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $80 million and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $261 million. The Corporation’s loan-to-deposit ratio was 92 percent at March 31, 2014, compared to 93 percent at year-end 2013.

Off-balance sheet arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on March 31, 2014, totaled $268 million and consisted of $199 million in unfunded commitments under existing loan facilities, $43 million to grant new loans and $26 million in letters of credit. Normally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the Corporation’s disclosure controls and procedures are effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints, that the benefits of controls must be considered relative to their costs, and inherent limitations that may not prevent fraud, particularly by collusion of two or more people or by management override of a control.

There has been no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2014, that has materially affected or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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
The Corporation relies on its subsidiary PeoplesBank, A Codorus Valley Company, for dividend distributions, which are subject to restrictions as reported in Note 9—Regulatory Matters of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

The Corporation has a Share Repurchase Program (Program), which was authorized in 1995, and periodically amended, to permit the purchase of up to a maximum of 4.9 percent of the outstanding shares of the Corporation’s common stock at a price per share no greater than 200 percent of the latest quarterly published book value. For the three month period ended March 31, 2014 and the year ended December 31, 2013, the Corporation had not acquired any of its common stock under the Program. The U.S. Treasury’s Small Business Lending Fund (SBLF) agreement imposes limits on the ability of the Corporation to repurchase shares of common stock if it fails to declare and pay quarterly dividends on the SBLF preferred stock.

On March 26, 2014, the Corporation completed a private placement of 650,000 shares of its common stock, par value $2.50 per share, at a purchase price of $20.00 per share, for gross proceeds of $13 million. The shares were sold pursuant to the terms of a Securities Purchase Agreement (“Purchase Agreement”), by and among the Corporation and (7) accredited investors. Sandler O’Neill & Partners, L.P., acted as sole placement agent for the offering. The issuance of the common stock pursuant to the Purchase Agreement was conducted to quality as a private placement to “accredited investors” (as the term is defined under Rule 501 of Regulation D), exempt from registration under the Securities Act of 1933, as amended (“Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D as a transaction not involving a public offering. Subject to approval by the Corporation’s primary bank regulatory agencies, the Corporation intends to use the net proceeds of $12.5 million from the offering, plus additional cash of $500,000, to redeem $13 million of the $25 million in outstanding shares of the Corporation’s preferred stock held by the United States Department of the Treasury under the Small Business Lending Fund Program. Pursuant to the terms of the Purchase Agreement, the purchasers also entered into a Registration Rights Agreement with the Corporation under which the Corporation agreed to file with the Securities and Exchange Commission a registration statement covering the resale of the common stock issued pursuant to the Purchase Agreement.

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

3.3

Certificate of Designation of Senior Non-Cumulative Perpetual Preferred Stock, Series B (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 24, 2011)

4.1

Rights Agreement dated as of November 4, 2005 (Incorporated by reference to Exhibit 4 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with Commission on November 15, 2010), as amended January 9, 2009 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with the Commission on November 15, 2010), as further amended August 18, 2011 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 24, 2011)

4.2

Specimen Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series B (Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-3 filed with the Commission on November 21, 2013)

4.3	Registration Rights Agreement dated March 26, 2014 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 26, 2014)

10.1	Securities Purchase Agreement dated March 26, 2014 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 27, 2014)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial statements from the Quarterly Report on Form 10-Q of Codorus Valley Bancorp, Inc. for the quarter ended March 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholder’s Equity, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Codorus Valley Bancorp, Inc.
(Registrant)

May 9, 2014	/s/ Larry J. Miller
Date	Larry J. Miller
President & CEO
(Principal Executive Officer)

May 9, 2014	/s/ Jann A. Weaver
Date	Jann A. Weaver
Treasurer & Assistant Secretary
(Principal Financial and Accounting Officer)