Form 10-Q
period 2014-06-30
CODORUS VALLEY BANCORP INC
filed 2014-08-08
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
or
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On August 1, 2014, 5,493,061 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.
Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.
Consolidated Balance Sheets
Unaudited

(dollars in thousands, except share and per share data)	June 30, 2014	December 31, 2013
Assets
Interest bearing deposits with banks	$20,857	$1,947
Cash and due from banks	15,218	13,115
Total cash and cash equivalents	36,075	15,062
Securities, available-for-sale	226,586	228,741
Restricted investment in bank stocks, at cost	4,710	4,742
Loans held for sale	875	514
Loans (net of deferred fees of $2,203 - 2014 and $1,963 - 2013)	887,908	859,384
Less-allowance for loan losses	(10,460)	(9,975)
Net loans	877,448	849,409
Premises and equipment, net	15,303	14,599
Other assets	39,641	37,574
Total assets	$1,200,638	$1,150,641

Liabilities
Deposits
Noninterest bearing	$113,207	$107,921
Interest bearing	855,292	817,382
Total deposits	968,499	925,303
Short-term borrowings	29,971	40,363
Long-term debt	80,451	70,493
Other liabilities	8,036	6,833
Total liabilities	1,086,957	1,042,992

Shareholders’ equity
Preferred stock, par value $2.50 per share; $1,000 liquidation preference, 1,000,000 shares authorized; Series B shares issued and outstanding: 12,000 at June 30, 2014 and 25,000 at December 31, 2013	12,000	25,000
Common stock, par value $2.50 per share; 15,000,000 shares authorized; shares issued and outstanding: 5,489,784 at June 30, 2014 and 4,800,318 at December 31, 2013	13,724	12,001
Additional paid-in capital	57,009	45,399
Retained earnings	27,540	23,077
Accumulated other comprehensive income	3,408	2,172
Total shareholders’ equity	113,681	107,649
Total liabilities and shareholders’ equity	$1,200,638	$1,150,641

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Income
Unaudited

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share data)	2014	2013	2014	2013
Interest income
Loans, including fees	$10,885	$10,209	$21,885	$20,277
Investment securities:
Taxable	858	621	1,697	1,266
Tax-exempt	505	612	1,046	1,240
Dividends	93	3	123	9
Other	23	28	26	42
Total interest income	12,364	11,473	24,777	22,834

Interest expense
Deposits	1,741	1,951	3,412	3,960
Federal funds purchased and other short-term borrowings	37	29	73	57
Long-term debt	297	192	582	364
Total interest expense	2,075	2,172	4,067	4,381
Net interest income	10,289	9,301	20,710	18,453
Provision for loan losses	300	560	850	820
Net interest income after provision for loan losses	9,989	8,741	19,860	17,633

Noninterest income
Trust and investment services fees	525	464	1,052	937
Income from mutual fund, annuity and insurance sales	192	173	325	422
Service charges on deposit accounts	760	670	1,438	1,304
Income from bank owned life insurance	175	185	348	351
Other income	164	180	303	346
Net gain on sales of loans held for sale	102	322	182	641
Gain on sales of securities	0	44	0	44
Total noninterest income	1,918	2,038	3,648	4,045

Noninterest expense
Personnel	4,288	4,115	8,604	8,295
Occupancy of premises, net	515	512	1,081	1,023
Furniture and equipment	551	476	1,094	970
Postage, stationery and supplies	163	157	322	307
Professional and legal	256	165	439	302
Marketing	413	254	720	400
FDIC insurance	173	138	362	309
Debit card processing	193	195	393	373
Charitable donations	32	11	769	486
Telephone	145	132	291	266
External data processing	233	167	435	335
Foreclosed real estate including (gains) losses on sales	167	74	247	137
Other	857	761	877	1,207
Total noninterest expense	7,986	7,157	15,634	14,410
Income before income taxes	3,921	3,622	7,874	7,268
Provision for income taxes	1,114	977	2,064	1,961
Net income	2,807	2,645	5,810	5,307
Preferred stock dividends	52	62	114	125
Net income available to common shareholders	$2,755	$2,583	$5,696	$5,182
Net income per common share, basic	$0.50	$0.55	$1.11	$1.10
Net income per common share, diluted	$0.49	$0.54	$1.08	$1.08

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Comprehensive Income
Unaudited

	Three months ended June 30,
(dollars in thousands)	2014	2013
Net income	$2,807	$2,645
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding gains (losses) arising during the period (net of tax expense (benefit) of $439 and ($1,283), respectively)	851	(2,489)
Reclassification adjustment for gains included in net income (net of tax expense of $0 and $15, respectively) (a) (b)	0	(29)
Net unrealized gains (losses)	851	(2,518)
Comprehensive income	$3,658	$127

	Six months ended June 30,
(dollars in thousands)	2014	2013
Net income	$5,810	$5,307
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding gains (losses) arising during the period (net of tax expense (benefit) of $637 and ($1,500), respectively)	1,236	(2,911)
Reclassification adjustment for gains included in net income (net of tax expense of $0 and $15, respectively) (a) (b)	0	(29)
Net unrealized gains (losses)	1,236	(2,940)
Comprehensive income	$7,046	$2,367

(a)	Amounts are included in net gain on sales of securities on the Consolidated Statements of Income within noninterest income.
(b)	Income tax amounts are included in provision for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Cash Flows
Unaudited

	Six months ended June 30,
(dollars in thousands)	2014	2013
Cash flows from operating activities
Net income	$5,810	$5,307
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	873	729
Net amortization of premiums on securities	481	722
Amortization of deferred loan origination fees and costs	(345)	(277)
Provision for loan losses	850	820
Provision for losses on foreclosed real estate	50	0
Deferred income tax benefit	(145)	0
Amortization of investment in real estate partnership	178	161
Increase in cash surrender of bank owned life insurance	(348)	(351)
Originations of loans held for sale	(9,025)	(33,537)
Proceeds from sales of loans held for sale	8,846	36,125
Net gain on sales of loans held for sale	(182)	(641)
Gain on disposal of premises and equipment	(11)	0
Gain on sales of securities, available-for-sale	0	(44)
Gain on sales of foreclosed real estate	0	(15)
Stock-based compensation	157	157
(Increase) decrease in interest receivable	(54)	181
(Decrease) increase in other assets	(1,697)	621
Increase (decrease) in interest payable	96	(79)
Increase in other liabilities	1,146	439
Net cash provided by operating activities	6,680	10,318
Cash flows from investing activities
Purchases of securities, available-for-sale	(14,841)	(14,143)
Maturities, repayments and calls of securities, available-for-sale	18,388	20,961
Sales of securities, available-for-sale	0	927
Redemption (purchase) of restricted investment in bank stock	32	(230)
Net increase in loans made to customers	(30,114)	(31,852)
Purchases of premises and equipment	(1,566)	(2,265)
Investment in bank owned life insurance	0	(5,300)
Proceeds from sales of foreclosed real estate	877	207
Net cash used in investing activities	(27,224)	(31,695)
Cash flows from financing activities
Net increase in demand and savings deposits	10,903	19,877
Net increase in time deposits	32,293	3,666
Net (decrease) increase in short-term borrowings	(10,392)	3,774
Proceeds from issuance of long-term debt	10,000	10,000
Repayment of long-term debt	(42)	(282)
Cash dividends paid to preferred shareholder	(147)	(125)
Cash dividends paid to common shareholders	(1,233)	(988)
Redemption of preferred stock	(13,000)	0
Issuance of common stock	13,175	514
Net cash provided by financing activities	41,557	36,436
Net increase in cash and cash equivalents	21,013	15,059
Cash and cash equivalents at beginning of year	15,062	49,757
Cash and cash equivalents at end of period	$36,075	$64,816

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
Unaudited

(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance, January 1, 2014	$25,000	$12,001	$45,399	$23,077	$2,172	$0	$107,649
Net income				5,810			5,810
Other comprehensive income, net of tax					1,236		1,236
Common stock cash dividends ($0.24 per share)				(1,233)			(1,233)
Preferred stock cash dividends				(114)			(114)
Redemption of preferred stock	(13,000)						(13,000)
Stock-based compensation including related tax benefit			157				157
Forfeiture of restricted stock			1			(1)	0
Issuance and reissuance of common stock including related tax benefit:
650,000 shares through private placement		1,625	10,885				12,510
8,706 shares under the dividend reinvestment and stock purchase plan		22	164			1	187
27,104 shares under the stock option plan		67	351				418
3,613 shares under employee stock purchase plan		9	52				61

Balance, June 30, 2014	$12,000	$13,724	$57,009	$27,540	$3,408	$0	$113,681

Balance, January 1, 2013	$25,000	$11,206	$40,524	$18,868	$5,733	$0	$101,331
Net income				5,307			5,307
Other comprehensive loss, net of tax					(2,940)		(2,940)
Common stock cash dividends ($0.21 per share, adjusted)				(988)			(988)
Preferred stock cash dividends				(125)			(125)
Stock-based compensation including related tax benefit			157				157
Issuance of common stock including related tax benefit:
10,453 shares under the dividend reinvestment and stock purchase plan		26	151				177
23,105 shares under the stock option plan		58	226				284
4,246 shares under employee stock purchase plan		10	43				53

Balance, June 30, 2013	$25,000	$11,300	$41,101	$23,062	$2,793	$0	$103,256

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

The consolidated financial statements include the accounts of Codorus Valley Bancorp, Inc. and its wholly-owned bank subsidiary, PeoplesBank, A Codorus Valley Company (PeoplesBank), and its wholly-owned nonbank subsidiary, SYC Realty Company, Inc. (collectively referred to as Codorus Valley or the Corporation). PeoplesBank operates two wholly-owned subsidiaries, Codorus Valley Financial Advisors, Inc. and SYC Settlement Services, Inc. and periodically creates nonbank subsidiaries whose purpose is to temporarily hold foreclosed properties pending eventual liquidation. All significant intercompany account balances and transactions have been eliminated in consolidation. The combined results of operations of the nonbank subsidiaries are not material to the consolidated financial statements.

These consolidated statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of June 30, 2014 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

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

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to the Corporation’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

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

The allowance for loan losses is maintained at a level considered by management to be adequate to provide for losses that can be reasonably anticipated. The Corporation performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired, generally substandard and nonaccrual loans. For loans that are classified as impaired, an allowance is established when the collateral value (or discounted cash flows or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class, including commercial loans not considered impaired, as well as smaller balance homogeneous loans such as residential real estate, home equity and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these classes of loans, adjusted for qualitative (environmental) risk factors. Historical loss rates are based on a two year rolling average of net charge-offs. Qualitative risk factors that supplement historical losses in the evaluation of loan pools include:

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

As disclosed in Note 5-Loans, the Corporation engages in commercial and consumer lending. Loans are made within the Corporation’s primary market area and surrounding areas, and include the purchase of whole loan or participation interests in loans from other financial institutions or private equity companies. Commercial loans, which pose the greatest risk of loss to the Corporation, whether originated or purchased, are generally secured by real estate. Within the broad commercial loan segment, the builder & developer and commercial real estate investor loan classes generally present a higher level of risk than other commercial loan classifications. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties, unstable real estate prices and the dependency upon successful construction and sale or operation of the real estate project. Within the consumer loan segment, junior (i.e., second) liens present a slightly higher risk to the Corporation because economic and housing market conditions can adversely affect the underlying value of the collateral and the ability of some borrowers to service their debt.

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

Banking regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to the Corporation. Based on an analysis of the loan portfolio, the Corporation believes that the level of the allowance for loan losses at June 30, 2014 is adequate.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in-substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, based upon an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a charge-off. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At June 30, 2014, foreclosed real estate, net of allowance, was $4,711,000, compared to $4,068,000 for December 31, 2013.

Per Common Share Computations

All per share computations include the effect of stock dividends distributed. The computation of net income per common share is provided in the table below.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Net income available to common shareholders	$2,755	$2,583	$5,696	$5,182

Weighted average shares outstanding (basic)	5,475	4,731	5,167	4,720
Effect of dilutive stock options	101	87	103	87
Weighted average shares outstanding (diluted)	5,576	4,818	5,270	4,807

Basic earnings per common share	$0.50	$0.55	$1.11	$1.10
Diluted earnings per common share	$0.49	$0.54	$1.08	$1.08

Anti-dilutive stock options excluded from the computation of earnings per share	23	29	23	29

Comprehensive Income

Accounting principles generally accepted in the United States require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the shareholders’ equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Cash Flow Information

For purposes of the statements of cash flows, the Corporation considers interest bearing deposits with banks, cash and due from banks, and federal funds sold to be cash and cash equivalents.

Supplemental cash flow information is provided in the table below.

	Six months ended June 30,
(dollars in thousands)	2014	2013
Cash paid during the period for:
Income taxes	$2,285	$1,965
Interest	$3,971	$4,460

Noncash investing activities:
Transfer of loans to foreclosed real estate	$1,570	$0

Reclassification

Certain amounts in the prior periods consolidated financial statements have been reclassified to conform to the current period presentation, such reclassification did not impact net income or shareholders’ equity.

Recent Accounting Pronouncements

There were no new accounting pronouncements affecting the Corporation during the reporting period that were not already adopted or that are expected to have a material impact on the Corporation’s consolidated financial position or results of operations.

Note 3-Securities

A summary of securities available-for-sale at June 30, 2014 and December 31, 2013 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof and investments in the obligations of states and municipalities. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At June 30, 2014, the fair value of the municipal bond portfolio was concentrated in the states of Pennsylvania at 42 percent and Texas at 17 percent.

	Amortized Cost	Gross Unrealized		Fair Value
(dollars in thousands)		Gains	Losses
June 30, 2014
Debt securities:
U.S. agency	$33,230	$665	$(111)	$33,784
U.S. agency mortgage-backed, residential	110,813	2,387	(14)	113,186
State and municipal	77,379	2,256	(19)	79,616
Total debt securities	$221,422	$5,308	$(144)	$226,586
December 31, 2013
Debt securities:
U.S. agency	$33,265	$695	$(461)	$33,499
U.S. agency mortgage-backed, residential	105,181	1,563	(825)	105,919
State and municipal	87,004	2,411	(92)	89,323
Total debt securities	$225,450	$4,669	$(1,378)	$228,741

The amortized cost and estimated fair value of debt securities at June 30, 2014 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$17,116	$17,315
Due after one year through five years	135,111	139,078
Due after five years through ten years	65,376	66,176
Due after ten years	3,819	4,017
Total debt securities	$221,422	$226,586

Gross realized gains and losses on sales of securities available-for-sale are shown below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Realized gains	$0	$44	$0	$44
Realized losses	0	0	0	0
Net gains	$0	$44	$0	$44

Securities, issued by agencies of the federal government, with a carrying value of $154,722,000 and $142,914,000 on June 30, 2014 and December 31, 2013, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014
Debt securities:
U.S. agency	$0	$0	$11,021	$(111)	$11,021	$(111)
U.S. agency mortgage-backed, residential	0	0	4,415	(14)	4,415	(14)
State and municipal	2,215	(4)	1,697	(15)	3,912	(19)
Total temporarily impaired debt securities, available-for-sale	$2,215	$(4)	$17,133	$(140)	$19,348	$(144)

December 31, 2013
Debt securities:
U.S. agency	$15,351	$(461)	$0	$0	$15,351	$(461)
U.S. agency mortgage-backed, residential	56,787	(825)	0	0	56,787	(825)
State and municipal	9,897	(78)	797	(14)	10,694	(92)
Total temporarily impaired debt securities, available-for-sale	$82,035	$(1,364)	$797	$(14)	$82,832	$(1,378)

The unrealized losses of $4,000 at June 30, 2014 within the less than 12 months category were attributable to six state and municipal securities. The unrealized losses of $140,000 within the 12 months or more category were attributable to four U.S. agency securities, two U.S. agency mortgage-backed securities, and four state and municipal securities. All of the securities with unrealized losses have been evaluated and determined to be investment grade.

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

The Corporation believes that unrealized losses at June 30, 2014 were primarily the result of changes in market interest rates and that it has the ability to hold these investments for a time necessary to recover the amortized cost. Through June 30, 2014 the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

Note 4—Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of June 30, 2014 and December 31, 2013, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (FHLBP) and, to a lesser degree, Atlantic Community Bankers Bank (ACBB). Under the FHLBP’s Capital Plan, PeoplesBank is required to maintain a minimum member stock investment, as a condition of remaining a member and as a condition of obtaining borrowings from the FHLBP. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the periods ended June 30, 2014 and 2013. FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended June 30, 2014 and 2013.

Note 5—Loans

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at June 30, 2014 and December 31, 2013. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance. Those industries representing the largest dollar investment and most risk are listed separately. The “Other” commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

(dollars in thousands)	June 30, 2014	December 31, 2013
Builder & developer	$106,322	$106,436
Commercial real estate investor	142,227	141,372
Residential real estate investor	88,299	78,400
Hotel/Motel	77,645	70,324
Wholesale & retail	73,194	75,445
Manufacturing	35,919	36,872
Agriculture	40,169	38,041
Other	177,966	167,325
Total commercial related loans	741,741	714,215
Residential mortgages	30,683	25,695
Home equity	80,738	80,859
Other	34,746	38,615
Total consumer related loans	146,167	145,169
Total loans	$887,908	$859,384

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

The table below presents a summary of loan risk ratings by loan class at June 30, 2014 and December 31, 2013.

(dollars in thousands)	Pass	Special Mention	Substandard	Nonaccrual	Total
June 30, 2014
Builder & developer	$95,039	$4,830	$4,782	$1,671	$106,322
Commercial real estate investor	131,357	4,227	3,403	3,240	142,227
Residential real estate investor	84,005	2,037	270	1,987	88,299
Hotel/Motel	77,046	0	599	0	77,645
Wholesale & retail	71,809	850	0	535	73,194
Manufacturing	34,210	1,043	666	0	35,919
Agriculture	36,947	2,780	442	0	40,169
Other	175,074	1,126	1,031	735	177,966
Total commercial related loans	705,487	16,893	11,193	8,168	741,741
Residential mortgage	30,537	0	28	118	30,683
Home equity	80,164	390	10	174	80,738
Other	34,057	185	0	504	34,746
Total consumer related loans	144,758	575	38	796	146,167
Total loans	$850,245	$17,468	$11,231	$8,964	$887,908

December 31, 2013
Builder & developer	$91,106	$4,879	$4,786	$5,665	$106,436
Commercial real estate investor	129,763	3,749	3,426	4,434	141,372
Residential real estate investor	74,626	1,790	187	1,797	78,400
Hotel/Motel	70,324	0	0	0	70,324
Wholesale & retail	73,425	892	0	1,128	75,445
Manufacturing	34,986	1,215	671	0	36,872
Agriculture	34,961	2,629	451	0	38,041
Other	164,621	880	482	1,342	167,325
Total commercial related loans	673,812	16,034	10,003	14,366	714,215
Residential mortgage	25,541	4	30	120	25,695
Home equity	80,271	357	11	220	80,859
Other	37,814	207	0	594	38,615
Total consumer related loans	143,626	568	41	934	145,169
Total loans	$817,438	$16,602	$10,044	$15,300	$859,384

Impaired Loans

The table below presents a summary of impaired loans at June 30, 2014 and December 31, 2013. Generally, impaired loans are loans risk rated substandard and nonaccrual or classified as troubled debt restructurings. An allowance is established for individual commercial loans where the Corporation has doubt as to full recovery of the outstanding principal balance. Typically, impaired consumer loans are partially or fully charged off obviating the need for a specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for charge-offs.

	June 30, 2014			December 31, 2013
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance:
Builder & developer	$4,408	$4,408	—	$3,861	$3,861	—
Commercial real estate investor	6,643	6,643	—	7,860	7,860	—
Residential real estate investor	731	731	—	354	579	—
Hotel/Motel	599	599	—	0	0	—
Wholesale & retail	808	808	—	1,403	1,403	—
Manufacturing	666	666	—	671	671	—
Agriculture	0	0	—	0	0	—
Other commercial	1,291	1,291	—	1,498	1,498	—
Residential mortgage	146	172	—	150	176	—
Home equity	184	184	—	231	256	—
Other consumer	504	559	—	594	609	—
Total impaired loans with no related allowance	$15,980	$16,061	—	$16,622	$16,913	—

Impaired loans with a related allowance:
Builder & developer	$2,045	$2,045	$953	$7,733	$7,733	$850
Commercial real estate investor	0	0	0	0	0	0
Residential real estate investor	1,526	1,526	559	1,630	1,630	650
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	0	0	0	0	0	0
Manufacturing	0	0	0	0	0	0
Agriculture	442	442	100	451	451	100
Other commercial	475	475	300	326	326	120
Residential mortgage	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total impaired loans with a related allowance	$4,488	$4,488	$1,912	$10,140	$10,140	$1,720

Total impaired loans:
Builder & developer	$6,453	$6,453	$953	$11,594	$11,594	$850
Commercial real estate investor	6,643	6,643	0	7,860	7,860	0
Residential real estate investor	2,257	2,257	559	1,984	2,209	650
Hotel/Motel	599	599	0	0	0	0
Wholesale & retail	808	808	0	1,403	1,403	0
Manufacturing	666	666	0	671	671	0
Agriculture	442	442	100	451	451	100
Other commercial	1,766	1,766	300	1,824	1,824	120
Residential mortgage	146	172	0	150	176	0
Home equity	184	184	0	231	256	0
Other consumer	504	559	0	594	609	0
Total impaired loans	$20,468	$20,549	$1,912	$26,762	$27,053	$1,720

The table below presents a summary of average impaired loans and related interest income that was included in net income for the three and six months ended June 30, 2014 and 2013.

	For the three months ended
	June 30, 2014			June 30, 2013
(dollars in thousands)	Average Recorded Investment	Total Interest Income	Cash Basis Interest Income	Average Recorded Investment	Total Interest Income	Cash Basis Interest Income
Impaired loans with no related allowance:
Builder & developer	$4,419	$67	$1	$9,211	$135	$3
Commercial real estate investor	7,229	74	25	5,702	67	33
Residential real estate investor	542	2	0	239	3	1
Hotel/Motel	614	5	0	0	0	0
Wholesale & retail	809	3	0	2,539	66	64
Manufacturing	667	10	0	685	11	0
Agriculture	0	0	0	0	0	0
Other commercial	1,149	7	0	1,667	7	2
Residential mortgage	148	2	2	118	2	2
Home equity	235	2	2	338	3	0
Other consumer	490	2	2	642	7	7
Total impaired loans with no related allowance	$16,302	$174	$32	$21,141	$301	$112

Impaired loans with a related allowance:
Builder & developer	$3,985	$7	$0	$66	$0	$0
Commercial real estate investor	0	0	0	0	0	0
Residential real estate investor	1,467	2	0	2,453	0	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	0	0	0	0	0	0
Manufacturing	0	0	0	0	0	0
Agriculture	445	8	0	466	8	0
Other commercial	337	7	0	924	0	0
Residential mortgage	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total impaired loans with a related allowance	$6,234	$24	$0	$3,909	$8	$0

Total impaired loans:
Builder & developer	$8,404	$74	$1	$9,277	$135	$3
Commercial real estate investor	7,229	74	25	5,702	67	33
Residential real estate investor	2,009	4	0	2,692	3	1
Hotel/Motel	614	5	0	0	0	0
Wholesale & retail	809	3	0	2,539	66	64
Manufacturing	667	10	0	685	11	0
Agriculture	445	8	0	466	8	0
Other commercial	1,486	14	0	2,591	7	2
Residential mortgage	148	2	2	118	2	2
Home equity	235	2	2	338	3	0
Other consumer	490	2	2	642	7	7
Total impaired loans	$22,536	$198	$32	$25,050	$309	$112

	For the six months ended
	June 30, 2014			June 30, 2013
(dollars in thousands)	Average Recorded Investment	Total Interest Income	Cash Basis Interest Income	Average Recorded Investment	Total Interest Income	Cash Basis Interest Income
Impaired loans with no related allowance:
Builder & developer	$4,233	$164	$17	$10,211	$264	$5
Commercial real estate investor	7,440	150	52	5,713	134	69
Residential real estate investor	479	5	0	184	5	2
Hotel/Motel	410	10	0	0	0	0
Wholesale & retail	1,007	74	68	2,708	43	64
Manufacturing	669	21	0	690	22	0
Agriculture	0	0	0	0	0	0
Other commercial	1,266	31	21	1,606	6	4
Residential mortgage	148	4	3	107	4	3
Home equity	233	3	2	339	6	1
Other consumer	524	15	15	642	13	13
Total impaired loans with no related allowance	$16,409	$477	$178	$22,200	$497	$161

Impaired loans with a related allowance:
Builder & developer	$5,234	$14	$0	$129	$0	$0
Commercial real estate investor	0	0	0	0	0	0
Residential real estate investor	1,521	2	0	2,522	(9)	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	0	0	0	0	0	0
Manufacturing	0	0	0	0	0	0
Agriculture	447	16	0	468	16	0
Other commercial	333	7	0	939	0	0
Residential mortgage	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total impaired loans with a related allowance	$7,535	$39	$0	$4,058	$7	$0

Total impaired loans:
Builder & developer	$9,467	$178	$17	$10,340	$264	$5
Commercial real estate investor	7,440	150	52	5,713	134	69
Residential real estate investor	2,000	7	0	2,706	(4)	2
Hotel/Motel	410	10	0	0	0	0
Wholesale & retail	1,007	74	68	2,708	43	64
Manufacturing	669	21	0	690	22	0
Agriculture	447	16	0	468	16	0
Other commercial	1,599	38	21	2,545	6	4
Residential mortgage	148	4	3	107	4	3
Home equity	233	3	2	339	6	1
Other consumer	524	15	15	642	13	13
Total impaired loans	$23,944	$516	$178	$26,258	$504	$161

Past Due and Nonaccrual

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule which shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at June 30, 2014 and December 31, 2013.

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total Loans
June 30, 2014
Builder & developer	$0	$0	$0	$1,671	$1,671	$104,651	$106,322
Commercial real estate investor	0	0	0	3,240	3,240	138,987	142,227
Residential real estate investor	0	0	0	1,987	1,987	86,312	88,299
Hotel/Motel	0	599	0	0	599	77,046	77,645
Wholesale & retail	0	0	0	535	535	72,659	73,194
Manufacturing	0	0	0	0	0	35,919	35,919
Agriculture	0	0	0	0	0	40,169	40,169
Other	10	129	0	735	874	177,092	177,966
Total commercial related loans	10	728	0	8,168	8,906	732,835	741,741
Residential mortgage	0	0	0	118	118	30,565	30,683
Home equity	100	0	0	174	274	80,464	80,738
Other	160	0	0	504	664	34,082	34,746
Total consumer related loans	260	0	0	796	1,056	145,111	146,167
Total loans	$270	$728	$0	$8,964	$9,962	$877,946	$887,908

December 31, 2013
Builder & developer	$220	$0	$0	$5,665	$5,885	$100,551	$106,436
Commercial real estate investor	0	0	0	4,434	4,434	136,938	141,372
Residential real estate investor	0	265	0	1,797	2,062	76,338	78,400
Hotel/Motel	0	0	0	0	0	70,324	70,324
Wholesale & retail	0	0	0	1,128	1,128	74,317	75,445
Manufacturing	0	0	0	0	0	36,872	36,872
Agriculture	0	0	0	0	0	38,041	38,041
Other	109	0	0	1,342	1,451	165,874	167,325
Total commercial related loans	329	265	0	14,366	14,960	699,255	714,215
Residential mortgage	0	0	0	120	120	25,575	25,695
Home equity	171	0	0	220	391	80,468	80,859
Other	118	161	0	594	873	37,742	38,615
Total consumer related loans	289	161	0	934	1,384	143,785	145,169
Total loans	$618	$426	$0	$15,300	$16,344	$843,040	$859,384

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

A nonaccrual TDR represents a nonaccrual loan, as previously defined, which includes an economic concession. Nonaccrual TDRs are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive payments after the modification and future principal and interest payments are reasonably assured. In contrast, an accruing TDR represents a loan that, at the time of the modification, has a demonstrated history of payments and management believes that future loan payments are reasonably assured under the modified terms.

The table below shows loans whose terms have been modified under TDRs during the three and six months ended June 30, 2014 and 2013. There was no impairment loss recognized on any of these TDRs, and they are all performing under their modified terms. There were no defaults during the three and six months ended June 30, 2014 and 2013 for TDRs entered into for the last 12 months.

	Modifications
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments	Recorded Investment at Period End
Three months ended:

June 30, 2014
Consumer related loans nonaccrual	1	$150	$120	$120

June 30, 2013
None

Six months ended:

June 30, 2014
Consumer related loans nonaccrual	1	$150	$120	$120
Commercial related loans accruing	1	$194	$194	$188

June 30, 2013
Commercial related loans accruing	1	$208	$208	$208

NOTE 6 – Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the three and six months ended June 30, 2014 and 2013.

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/ Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:

Balance, April 1, 2014	$2,195	$1,488	$1,430	$617	$639	$217	$311	$1,425	$8,322
Charge-offs	0	(200)	0	0	0	0	0	0	(200)
Recoveries	0	0	190	0	4	0	0	0	194
Provisions	46	304	(200)	38	(6)	(5)	7	88	272
Balance, June 30, 2014	$2,241	$1,592	$1,420	$655	$637	$212	$318	$1,513	$8,588

Balance, April 1, 2013	$1,534	$1,286	$1,196	$514	$1,832	$224	$237	$1,156	$7,979
Charge-offs	(62)	0	(225)	0	(210)	0	0	0	(497)
Recoveries	0	0	0	0	18	0	0	0	18
Provisions	104	(73)	210	(9)	216	(23)	16	(5)	436
Balance, June 30, 2013	$1,576	$1,213	$1,181	$505	$1,856	$201	$253	$1,151	$7,936

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated	Total
Allowance for loan losses:

Balance, April 1, 2014	$59	$156	$318	$533	$1,458	$10,313
Charge-offs	(30)	(1)	(125)	(156)	0	(356)
Recoveries	0	4	5	9	0	203
Provisions	32	(2)	125	155	(127)	300
Balance, June 30, 2014	$61	$157	$323	$541	$1,331	$10,460

Balance, April 1, 2013	$48	$315	$197	$560	$947	$9,486
Charge-offs	(28)	0	(101)	(129)	0	(626)
Recoveries	2	6	13	21	0	39
Provisions	55	(85)	167	137	(13)	560
Balance, June 30, 2013	$77	$236	$276	$589	$934	$9,459

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/ Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:

Balance, January 1, 2014	$2,073	$1,500	$1,482	$595	$637	$217	$307	$1,393	$8,204
Charge-offs	0	(200)	(91)	0	(34)	0	0	0	(325)
Recoveries	0	0	190	0	22	0	0	0	212
Provisions	168	292	(161)	60	12	(5)	11	120	497
Balance, June 30, 2014	$2,241	$1,592	$1,420	$655	$637	$212	$318	$1,513	$8,588

Balance, January 1, 2013	$1,571	$1,259	$1,195	$485	$1,913	$237	$202	$1,170	$8,032
Charge-offs	(62)	0	(225)	0	(210)	0	0	0	(497)
Recoveries	0	0	0	0	22	0	0	0	22
Provisions	67	(46)	211	20	131	(36)	51	(19)	379
Balance, June 30, 2013	$1,576	$1,213	$1,181	$505	$1,856	$201	$253	$1,151	$7,936

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated	Total
Allowance for loan losses:

Balance, January 1, 2014	$65	$237	$269	$571	$1,200	$9,975
Charge-offs	(30)	(41)	(251)	(322)	0	(647)
Recoveries	4	35	31	70	0	282
Provisions	22	(74)	274	222	131	850
Balance, June 30, 2014	$61	$157	$323	$541	$1,331	$10,460

Balance, January 1, 2013	$124	$237	$238	$599	$671	$9,302
Charge-offs	(28)	(75)	(133)	(236)	0	(733)
Recoveries	2	7	39	48	0	70
Provisions	(21)	67	132	178	263	820
Balance, June 30, 2013	$77	$236	$276	$589	$934	$9,459

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment at June 30, 2014 and 2013 and December 31, 2013.

(dollars in thousands)	Builder & developer	Commercial real estate investor	Residential real estate investor	Hotel/ Motel	Wholesale & retail	Manufacturing	Agriculture	Other	Total commercial related
Allowance for loan losses:

Individually evaluated for impairment	$953	$0	$559	$0	$0	$0	$100	$300	$1,912
Collectively evaluated for impairment	1,288	1,592	861	655	637	212	218	1,213	6,676
Balance, June 30, 2014	$2,241	$1,592	$1,420	$655	$637	$212	$318	$1,513	$8,588

Individually evaluated for impairment	$850	$0	$650	$0	$0	$0	$100	$120	$1,720
Collectively evaluated for impairment	1,223	1,500	832	595	637	217	207	1,273	6,484
Balance, December 31, 2013	$2,073	$1,500	$1,482	$595	$637	$217	$307	$1,393	$8,204

Individually evaluated for impairment	$0	$0	$550	$0	$0	$0	$100	$120	$770
Collectively evaluated for impairment	1,576	1,213	631	505	1,856	201	153	1,031	7,166
Balance, June 30, 2013	$1,576	$1,213	$1,181	$505	$1,856	$201	$253	$1,151	$7,936

Loans:

Individually evaluated for impairment	$6,453	$6,643	$2,257	$599	$808	$666	$442	$1,766	$19,634
Collectively evaluated for impairment	99,869	135,584	86,042	77,046	72,386	35,253	39,727	176,200	722,107
Balance, June 30, 2014	$106,322	$142,227	$88,299	$77,645	$73,194	$35,919	$40,169	$177,966	$741,741

Individually evaluated for impairment	$11,594	$7,860	$1,984	$0	$1,403	$671	$451	$1,824	$25,787
Collectively evaluated for impairment	94,842	133,512	76,416	70,324	74,042	36,201	37,590	165,501	688,428
Balance, December 31, 2013	$106,436	$141,372	$78,400	$70,324	$75,445	$36,872	$38,041	$167,325	$714,215

Individually evaluated for impairment	$9,168	$5,691	$2,571	$0	$2,149	$682	$463	$2,468	$23,192
Collectively evaluated for impairment	92,743	112,394	67,095	67,668	66,434	33,460	30,690	140,169	610,653
Balance, June 30, 2013	$101,911	$118,085	$69,666	$67,668	$68,583	$34,142	$31,153	$142,637	$633,845

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated		Total
Allowance for loan losses:

Individually evaluated for impairment	$0	$0	$0	$0		$0	$1,912
Collectively evaluated for impairment	61	157	323	541		1,331	8,548
Balance, June 30, 2014	$61	$157	$323	$541		$1,331	$10,460

Individually evaluated for impairment	$0	$0	$0	$0		$0	$1,720
Collectively evaluated for impairment	65	237	269	571		1,200	8,255
Balance, December 31, 2013	$65	$237	$269	$571		$1,200	$9,975

Individually evaluated for impairment	$0	$0	$0	$0		$0	$770
Collectively evaluated for impairment	77	236	276	589		934	8,689
Balance, June 30, 2013	$77	$236	$276	$589		$934	$9,459

Loans:

Individually evaluated for impairment	$146	$184	$504	$834	$		$20,468
Collectively evaluated for impairment	30,537	80,554	34,242	145,333			867,440
Balance, June 30, 2014	$30,683	$80,738	$34,746	$146,167	$		$887,908

Individually evaluated for impairment	$150	$231	$594	$975	$		$26,762
Collectively evaluated for impairment	25,545	80,628	38,021	144,194			832,622
Balance, December 31, 2013	$25,695	$80,859	$38,615	$145,169	$		$859,384

Individually evaluated for impairment	$152	$397	$667	$1,216	$		$24,408
Collectively evaluated for impairment	24,276	71,169	38,094	133,539			744,192
Balance, June 30, 2013	$24,428	$71,566	$38,761	$134,755	$		$768,600

Note 7—Deposits

The composition of deposits as of June 30, 2014 and December 31, 2013 is shown below.

(dollars in thousands)	June 30, 2014	December 31, 2013
Noninterest bearing demand	$113,207	$107,921
NOW	88,654	83,949
Money market	291,377	292,870
Savings	41,927	39,522
Time deposits less than $100,000	246,394	230,641
Time deposits $100,000 or more	186,940	170,400
Total deposits	$968,499	$925,303

Note 8—Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. At June 30, 2014, the balance of securities sold under agreements to repurchase was $29,971,000 compared to $24,597,000 at December 31, 2013. At June 30, 2014, there were no other short- term borrowings compared to $15,766,000 at December 31, 2013.

The following table presents a summary of long-term debt as of June 30, 2014 and December 31, 2013.

(dollars in thousands)	June 30, 2014	December 31, 2013
PeoplesBank’s obligations:
Federal Home Loan Bank of Pittsburgh (FHLBP)
Due July 2015, 1.90%	$5,000	$5,000
Due July 2016, 2.35%	5,000	5,000
Due September 2016, 1.18%	10,000	10,000
Due October 2016, 1.06%	10,000	10,000
Due October 2016, 1.10%	10,000	10,000
Due April 2017, .97%	10,000	0
Due March 2018, 1.17%	10,000	10,000
Due June 2018, 1.87%	5,000	5,000
Due June 2019, 2.10%	5,000	5,000
Total FHLBP	70,000	60,000
Capital lease obligation	141	183
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 2.25%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 1.77% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Total long-term debt	$80,451	$70,493

PeoplesBank’s long-term debt obligations to the FHLBP are fixed rate instruments. Under terms of a blanket collateral agreement with the FHLBP, the obligations are secured by FHLBP stock and PeoplesBank qualifying loan receivables, principally real estate secured loans.

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

Note 9—Regulatory Matters

Codorus Valley and PeoplesBank are subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if imposed, could have a material adverse effect on Codorus Valley’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Codorus Valley and PeoplesBank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators.

Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to quarter-to-date average assets (leverage ratio). Management believes that Codorus Valley and PeoplesBank were well capitalized on June 30, 2014 based on regulatory capital guidelines.

	Actual		Minimum for Capital Adequacy		Well Capitalized Minimum*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at June 30, 2014
Capital ratios:
Tier 1 risk based	$120,273	12.90%	$37,292	4.00%	n/a	n/a
Total risk based	130,733	14.02	74,584	8.00	n/a	n/a
Leverage	120,273	10.04	47,919	4.00	n/a	n/a

at December 31, 2013
Capital ratios:
Tier 1 risk based	$115,477	12.79%	$36,118	4.00%	n/a	n/a
Total risk based	125,452	13.89	72,236	8.00	n/a	n/a
Leverage	115,477	10.18	45,371	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at June 30, 2014
Capital ratios:
Tier 1 risk based	$116,666	12.56%	$37,166	4.00%	$55,748	6.00%
Total risk based	127,126	13.68	74,331	8.00	92,914	10.00
Leverage	116,666	9.76	47,793	4.00	59,742	5.00

at December 31, 2013
Capital ratios:
Tier 1 risk based	$111,713	12.42%	$35,987	4.00%	$53,981	6.00%
Total risk based	121,688	13.53	71,975	8.00	89,968	10.00
Leverage	111,713	9.88	45,236	4.00	56,545	5.00

*To be well capitalized under prompt corrective action provisions.

Note 10—Shareholders’ Equity

Private Placement of Common Stock

On March 26, 2014, the Corporation completed a private placement of 650,000 shares of its common stock, par value $2.50 per share, pursuant to the terms of a Securities Purchase Agreement (“Purchase Agreement”) dated March 26, 2014, by and among the Corporation and seven accredited investors. Pursuant to the terms of the Purchase Agreement, the accredited investors also entered into a Registration Rights Agreement with the Corporation, under which the Corporation agreed to file with the Securities and Exchange Commission (the “SEC”) a registration statement covering the resale of the common stock issued pursuant to the Purchase Agreement. This registration statement was filed with the SEC on April 25, 2014. The full text and form of both the Purchase Agreement and the Registration Rights Agreement are attached to the Corporation’s related Form 8-K filed on March 27, 2014.

The Corporation raised net proceeds of approximately $12.5 million resulting from the gross amount of the private placement transaction of $13 million, less related issuance costs of approximately $0.5 million. The Corporation used the net proceeds from the private placement, and additional cash, to redeem $13 million of the $25 million in outstanding shares of the Corporation’s preferred stock held by the United States Department of the Treasury.

Preferred stock issued under the US Treasury’s Small Business Lending Fund Program

The U.S. Department of the Treasury (Treasury) has a capital investment in the Corporation pursuant to the Corporation’s participation in the Treasury’s Small Business Lending Funding Program (SBLF Program). In August 2011, the Corporation sold to the Treasury, for an aggregate purchase price of $25 million, 25,000 shares of non-cumulative, perpetual preferred stock, Series B, $1,000 liquidation value, $2.50 par value. On May 30, 2014, the Corporation redeemed 13,000 of the 25,000 outstanding shares of the Corporation’s preferred stock that had been issued to the Treasury, leaving 12,000 outstanding shares and $12 million of preferred stock as of June 30, 2014. The May 30, 2014 preferred stock redemption was funded primarily with the funds the Corporation raised in the March 26, 2014 private placement of its common stock.

The annualized dividend rate on the preferred stock issued under the SBLF Program was 1 percent for the three and six months ended June 30, 2014 and 2013. Based on the increase in the qualified small business lending portfolio balance over the baseline level at September 30, 2013, the dividend rate will remain at 1 percent through February 18, 2016. Thereafter, under the provisions of the SBLF Program the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%). Additional information about SBLF preferred stock is disclosed in Note 10—Shareholders’ Equity in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Note 12—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $25,350,000 of standby letters of credit outstanding on June 30, 2014, compared to $27,673,000 on December 31, 2013. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of June 30, 2014 and December 31, 2013, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

Assets Measured at Fair Value on a Recurring Basis

Securities available-for-sale

The fair values of investment securities were measured using information from a third-party pricing service. The pricing service uses quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique, used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather, by relying on the securities’ relationship to other benchmark quoted prices. At least annually, the Corporation reviews a random sample of the pricing information received from the third-party pricing service by comparing it to price quotes from third-party brokers. Historically, price deviations have been immaterial.

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
June 30, 2014
Securities available-for-sale:
U.S. agency	$33,784	$0	$33,784	$0
U.S. agency mortgage-backed, residential	113,186	0	113,186	0
State and municipal	79,616	0	79,616	0

December 31, 2013
Securities available-for-sale:
U.S. agency	$33,499	$0	$33,499	$0
U.S. agency mortgage-backed, residential	105,919	0	105,919	0
State and municipal	89,323	0	89,323	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans
Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At June 30, 2014, the fair value of impaired loans with a valuation allowance or charge-off was of $2,803,000, which is net of valuation allowances of $1,912,000 and charge-offs of $81,000. At December 31, 2013 the fair value of impaired loans with a valuation allowance or charge-off was $8,669,000, which is net of valuation allowances of $1,720,000 and charge-offs of $291,000.

Foreclosed Real Estate
Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. At June 30, 2014, the fair value of foreclosed real estate with a valuation allowance or charge-off was $2,915,000, which is net of valuation allowances of $3,878,000. At December 31, 2013, the carrying value of foreclosed real estate with a valuation allowance or charge-off was $3,098,000, which is net of valuation allowances of $3,954,000 and charge-offs of $100,000.

	Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
June 30, 2014
Impaired loans	$2,803	$0	$0	$2,803
Foreclosed real estate	2,915	0	0	2,915

December 31, 2013
Impaired loans	$8,669	$0	$0	$8,669
Foreclosed real estate	3,098	0	0	3,098

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques		Unobservable Input		Range	Weighted Average
June 30, 2014
Impaired loans	$2,803	Appraisal	(1)	Appraisal adjustments	(2)	10% - 41%	22%
Foreclosed real estate	2,915	Appraisal	(1)	Appraisal adjustments	(2)	8% - 66%	45%

December 31, 2013
Impaired loans	$8,669	Appraisal	(1)	Appraisal adjustments	(2)	13% - 27%	19%
Foreclosed real estate	3,098	Appraisal	(1)	Appraisal adjustments	(2)	8% - 67%	45%

(1)	Fair value is generally determined through independent appraisals, which generally include various level 3 inputs that are not identifiable.
(2)

Appraisals may be adjusted downward by the Corporation’s management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Disclosures about Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of the Corporation’s financial instruments as of June 30, 2014 and December 31, 2013:

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

Deposits
The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using a discounted cash flow analysis. Discount rates used are based on rates currently offered for deposits with similar remaining maturities. Fair value of variable rate time deposits that reprice frequently are based on carrying value. Fair values of time deposit liabilities do not include the value of the Corporation’s long-term relationships with depositors, which may be significant.

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

The following presents the carrying amounts and estimated fair values of the Corporation’s financial instruments as of June 30, 2014 and December 31, 2013.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
June 30, 2014
Financial assets
Cash and cash equivalents	$36,075	$36,075	$36,075	$0	$0
Securities available-for-sale	226,586	226,586	$0	226,586	0
Restricted investment in bank stocks	4,710	4,710	0	4,710	0
Loans held for sale	875	895	0	895	0
Loans, net	877,448	892,753	0	0	892,753
Interest receivable	3,637	3,637	0	3,637	0

Financial liabilities
Deposits	$968,499	$970,616	$0	$970,616	$0
Short-term borrowings	29,971	29,971	0	29,971	0
Long-term debt	80,451	78,228	0	70,555	7,673
Interest payable	487	487	0	487	0

Off-balance sheet instruments	0	0	0	0	0

December 31, 2013
Financial assets
Cash and cash equivalents	$15,062	$15,062	$15,062	$0	$0
Securities available-for-sale	228,741	228,741	0	228,741	0
Restricted investment in bank stocks	4,742	4,742	0	4,742	0
Loans held for sale	514	524	0	524	0
Loans, net	849,409	868,413	0	0	868,413
Interest receivable	3,583	3,583	0	3,583	0

Financial liabilities
Deposits	$925,303	$927,396	$0	$927,396	$0
Short-term borrowings	40,363	40,363	0	40,363	0
Long-term debt	70,493	68,604	0	60,417	8,187
Interest payable	391	391	0	391	0

Off-balance sheet instruments	0	0	0	0	0

Note 14—Assets and Liabilities Subject to Offsetting

Securities Sold Under Agreements to Repurchase (“Repurchase Agreements”)

PeoplesBank enters into agreements under which it sells securities subject to an obligation to repurchase the same securities the next business day. These repurchase agreements are accounted for as a collateralized financing arrangement (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability (short-term borrowings) in the Corporation’s consolidated financial statements of condition, while the securities underlying the repurchase agreements remain in the respective securities asset accounts. In other words, there is no offsetting or netting of the securities with the repurchase agreement liabilities.

		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Gross amounts Not Offset in the Statements of Condition
(dollars in thousands)					Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2014
Repurchase Agreements	(1)	$29,971	$0	$29,971	$(29,971)	$0	$0

December 31, 2013
Repurchase Agreements	(1)	$24,597	$0	$24,597	$(24,597)	$0	$0

(1)	As of June 30, 2014 and December 31, 2013, the fair value of securities pledged in connection with repurchase agreements was $34,596,000 and $29,299,000, respectively.

Note 15—Subsequent Events

On July 22, 2014, the Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Madison Bancorp, Inc., a Maryland corporation (“Madison”), and CVLY Corp., a Pennsylvania corporation and wholly-owned subsidiary of the Corporation (“Acquisition Subsidiary”), pursuant to which the Corporation will acquire Madison through the merger of Acquisition Subsidiary with and into Madison (the “Merger”), with Madison being the surviving corporation in the Merger. In connection with the Merger, Madison will cause its wholly-owned subsidiary, Madison Square Federal Savings Bank (“Madison Square”), to merge with and into PeoplesBank (the “Bank Merger”), with PeoplesBank being the surviving bank in the Bank Merger.

Under the terms of the Merger Agreement, upon consummation of the Merger, each share of Madison common stock will be converted into the right to receive $22.90 in cash, without interest, and each outstanding option to purchase Madison common stock will be converted into the right to receive cash based on a formula set forth in the Merger Agreement. The transaction is valued at approximately $14.4 million.

Consummation of the Merger is subject to certain terms and conditions, including, but not limited to, receipt of various regulatory approvals and approval by Madison’s shareholders.

It is expected that the acquisition will be completed in the fourth quarter of 2014 or first quarter of 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for Codorus Valley Bancorp, Inc. (Codorus Valley or the Corporation), a bank holding company, and its wholly-owned subsidiary, PeoplesBank, A Codorus Valley Company (PeoplesBank), are provided below. Codorus Valley’s consolidated financial condition and results of operations consist almost entirely of PeoplesBank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future.

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
•

unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, which may adversely affect the Corporation’s operations, net income or reputation; and

•	the risk that management’s analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Critical accounting policies

We have identified critical accounting policies for the Corporation to include the allowance for loan losses, valuation of foreclosed real estate, and evaluation of other-than-temporary impairment losses of securities. There were no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013 in regards to application or related judgments and estimates. A detailed disclosure pertaining to critical accounting estimates is provided in Item 7 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

Three months ended June 30, 2014,
compared to three months ended June 30, 2013

FINANCIAL HIGHLIGHTS

The Corporation earned net income available to common shareholders (earnings) totaling $2,755,000 for the quarter ended June 30, 2014, compared to $2,583,000 for the quarter ended June 30, 2013. The $172,000 or 7 percent increase in earnings was primarily the result of an increase in net interest income and a decrease in the provision for loan losses, which more than offset an increase in noninterest expense, a decrease in noninterest income, and an increase in the provision for income taxes, as described below.

Net interest income increased $988,000 or 11 percent for the second quarter of 2014, compared to the second quarter of 2013, due primarily to an increase in the volume of interest-earning assets, principally commercial loans and U.S. agency mortgage-backed securities, and a decrease in the overall cost of deposits.

The provision for loan losses for the second quarter of 2014 decreased $260,000 or 46 percent compared to the second quarter of 2013. Net charge-offs in the second quarter of 2014 were $153,000, compared to $587,000 for the second quarter of 2013. The Corporation realized a recovery of $190,000 of a previous partial charge-off of an impaired commercial loan due to updated collateral appraisals resulting in a favorable fair value adjustment prior to the asset being transferred to foreclosed real estate.

The $120,000 or 6 percent decrease in total noninterest income for the second quarter of 2014, compared to the second quarter of 2013, was primarily the result of a substantial decrease in net gain from sales of loans held for sale (i.e. residential mortgage loans), reflecting a sharp decrease in refinancing demand and elevated mortgage market interest rates.

The $829,000 or 12 percent increase in noninterest expense for the second quarter of 2014, compared to the second quarter of 2013, was driven by increases in personnel, marketing, foreclosed real estate, and professional and legal expenses. Personnel expense increased $173,000 or 4 percent as a result of expanding the banking franchise in the third quarter of 2013, and normal business growth. Marketing expense increased $159,000 or 63 percent primarily as a result of non-recurring costs to promote PeoplesBank’s 150th year in business anniversary. Foreclosed real estate expenses increased $93,000 or 126 percent as a result of increased holding costs and valuation adjustments based upon updated appraisals for selected properties. The $91,000 or 55 percent increase in professional and legal expense was due primarily to an increase in consulting expense, which supported various corporate initiatives, and normal business growth.

The $137,000 or 14 percent increase in the provision for income taxes for the second quarter of 2014, compared to the second quarter of 2013, was primarily the result of a higher level of pretax earnings, and a decrease in the amount of tax-exempt income for the second quarter of 2014 as compared to the same period in 2013.

The schedule below presents selected performance metrics for second quarter of 2014 and 2013. Earnings per common share reflect an adjustment for the 5 percent common stock dividend distributed on December 10, 2013.

	Three months ended June 30,
	2014	2013
Basic earnings per common share	$0.50	$0.55
Diluted earnings per common share	$0.49	$0.54
Cash dividend payout ratio	23.8%	19.2%
Return on average assets	0.93%	0.98%
Return on average equity	9.63%	10.13%
Net interest margin (tax equivalent basis)	3.73%	3.79%
Net overhead ratio	2.02%	1.91%
Efficiency ratio	63.21%	60.86%
Average equity to average assets	9.71%	9.67%

A more detailed analysis of the factors and trends affecting corporate earnings follows.

INCOME STATEMENT ANALYSIS

Net interest income

Net interest income for the three month period ended June 30, 2014, was $10,289,000, an increase of $988,000 or 11 percent above the second quarter of 2013. The increase was due primarily to increased interest income from a higher average volume of interest earning assets, and a decrease in the cost of deposits, partially offset by an increase in long-term debt interest expense due to an increase in borrowings. Net interest income (tax equivalent basis) annualized as a percentage of average interest earning assets, i.e., net interest margin, was 3.73 percent for the second quarter of 2014, compared to 3.79 percent for the same period in 2013.

Interest income for the second quarter of 2014 totaled $12,364,000, an increase of $891,000 or 8 percent above the second quarter of 2013. The increase was driven primarily by an increase in the average volume of interest earning assets, principally commercial loans and U.S. agency mortgage-backed securities. Interest earning assets averaged $1.14 billion and yielded 4.46 percent (tax equivalent basis) for the second quarter of 2014, compared to $1.02 billion and 4.65 percent, respectively, for the second quarter of 2013. While the volume of earning assets increased, its effect on interest income was muted by lower loan yields, a reflection of the continuing low interest rate environment.

Interest expense for the second quarter of 2014 totaled $2,075,000, a decrease of $97,000 or 4 percent below the second quarter of 2013. The decrease in total interest expense was driven primarily by a general decrease in deposit rates, due to the low interest rate environment, and from a larger volume of low-cost core deposits. The Corporation defines core deposits as noninterest and interest bearing demand, savings and money market deposits. The average volume of these core demand and savings deposits was $537 million for the second quarter of 2014, a $43 million or 9 percent increase above the average volume for the second quarter of 2013. The growth of core deposits is a particular focus of the Corporation because of the lower cost of funds, fee income generated by certain transaction activity, and the relationship opportunity to cross-sell other financial products and services. Decreased interest expense on deposits was partially offset by higher interest expense on long-term debt, which increased $105,000 or 55 percent due to an increase in the average volume of borrowings. Long-term debt averaged $80 million for the second quarter of 2014, compared to a $41 million average for the second quarter of 2013. The increase in long-term debt was comprised of advances from the Federal Home Loan Bank of Pittsburgh. These advances were low rate borrowings with intermediate term bullet maturities that supplement deposit funding and provide a hedge against rising market interest rates.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended June 30,
	2014			2013
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest bearing deposits with banks	$36,740	$23	0.25%	$44,315	$28	0.25%
Investment securities:
Taxable	149,407	951	2.55	120,860	624	2.07
Tax-exempt	76,918	752	3.92	92,784	908	3.93
Total investment securities	226,325	1,703	3.02	213,644	1,532	2.88

Loans:
Taxable (1)	859,412	10,737	5.01	751,554	10,105	5.39
Tax-exempt	18,096	221	4.90	11,111	155	5.60
Total loans	877,508	10,958	5.01	762,665	10,260	5.40
Total earning assets	1,140,573	12,684	4.46	1,020,624	11,820	4.65
Other assets (2)	60,447			58,939
Total assets	$1,201,020			$1,079,563
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$381,758	$329	0.35%	$363,182	$337	0.37%
Savings	41,236	20	0.19	38,194	24	0.25
Time	430,927	1,392	1.30	410,682	1,590	1.55
Total interest bearing deposits	853,921	1,741	0.82	812,058	1,951	0.96
Short-term borrowings	27,176	37	0.55	21,051	29	0.55
Long-term debt	80,463	297	1.48	40,569	192	1.90
Total interest bearing liabilities	961,560	2,075	0.87	873,678	2,172	1.00

Noninterest bearing deposits	114,409			93,442
Other liabilities	8,454			8,001
Shareholders’ equity	116,597			104,442

Total liabilities and shareholders’ equity	$1,201,020			$1,079,563
Net interest income (tax equivalent basis)		$10,609			$9,648
Net interest margin (3)			3.73%			3.79%
Tax equivalent adjustment		(320)			(347)
Net interest income		$10,289			$9,301

(1)	Average balance includes average nonaccrual loans of $12,001,000 for 2014 and $11,726,000 for 2013.
Interest includes net loan fees of $362,000 for 2014 and $393,000 for 2013.
(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.
(3)	Net interest income (tax equivalent basis) annualized as a percentage of average interest earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended June 30, 2014 vs. 2013

	Increase (decrease) due to change in
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$(5)	$0	$(5)
Investment securities:
Taxable	145	182	327
Tax-exempt	(155)	(1)	(156)
Loans:
Taxable	1,499	(867)	632
Tax-exempt	97	(31)	66
Total interest income	1,581	(717)	864
Interest Expense
Deposits:
Interest bearing demand	21	(29)	(8)
Savings	1	(5)	(4)
Time	78	(276)	(198)
Short-term borrowings	9	(1)	8
Long-term debt	185	(80)	105
Total interest expense	294	(391)	(97)
Net interest income	$1,287	$(326)	$961

Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for loan losses

The provision for loan losses was $300,000 for the three month period ended June 30, 2014, a decrease of $260,000 or 46 percent below the provision of $560,000 for the second quarter of 2013. The decrease in the provision was consistent with a decrease in net charge-offs in the second quarter of 2014, which totaled $153,000. The current quarter benefited from a recovery of $190,000 from a previous partial charge-off of an impaired commercial loan due to updated collateral appraisals resulting in a favorable fair value adjustment prior to the asset being transferred to foreclosed real estate. Comparatively, net charge-offs totaled $587,000 for the second quarter of 2013. More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 55.

Noninterest income

The following table presents the components of total noninterest income for the second quarter of 2014, compared to the second quarter of 2013.

Table 3 - Noninterest income

	Three months ended June 30,		Change Increase (Decrease)
(dollars in thousands)	2014	2013	$	%

Trust and investment services fees	$525	$464	$61	13%
Income from mutual fund, annuity and insurance sales	192	173	19	11
Service charges on deposit accounts	760	670	90	13
Income from bank owned life insurance	175	185	(10)	(5)
Other income	164	180	(16)	(9)
Net gain on sales of loans held for sale	102	322	(220)	(68)
Gain on sales of securities	0	44	(44)	(100)
Total noninterest income	$1,918	$2,038	$(120)	(6)%

The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The $61,000 or 13 percent increase in trust and investment services fees was due to appreciation in the market value of managed accounts, upon which some fees are based, and growth in traditional trust business.

Service charges on deposit accounts—The $90,000 or 13 percent increase in service charge income was due primarily to increases in overdraft fees and debit card revenue.

Net gain on sales of loans held for sale—The $220,000 or 68 percent decrease in gains from the sale of residential mortgage loans held for sale resulted from a decrease in mortgage originations, as refinancing demand and gains therefrom have declined significantly, and the higher level of mortgage interest rates has priced some borrowers out of the mortgage market.

Noninterest expense

The following table presents the components of total noninterest expense for the second quarter of 2014, compared to the second quarter of 2013.

Table 4 - Noninterest expense

	Three months ended June 30,		Change Increase (Decrease)
(dollars in thousands)	2014	2013	$	%

Personnel	$4,288	$4,115	$173	4%
Occupancy of premises, net	515	512	3	1
Furniture and equipment	551	476	75	16
Postage, stationery and supplies	163	157	6	4
Professional and legal	256	165	91	55
Marketing	413	254	159	63
FDIC insurance	173	138	35	25
Debit card processing	193	195	(2)	(1)
Charitable donations	32	11	21	191
Telephone	145	132	13	10
External data processing	233	167	66	40
Foreclosed real estate including (gains) losses on sales	167	74	93	126
Other	857	761	96	13
Total noninterest expense	$7,986	$7,157	$829	12%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $173,000 or 4 percent increase in personnel expense was due largely to an increase in wage expense resulting from planned staff additions that occurred in the first half of 2014 and throughout the year 2013 that affect the current period (e.g. franchise expansion), and normal business growth.

Furniture and equipment—The $75,000 or 16 percent increase in furniture and equipment was due primarily to additions related to franchise/office expansion, and normal business growth, which included increases in depreciation expense on computer hardware and software.

Professional and legal—The $91,000 or 55 percent increase in professional and legal expense was due primarily to an increase in consulting expense, which supported various corporate initiatives, and normal business growth.

Marketing—The $159,000 or 63 percent increase in marketing expense was primarily the result of non-recurring costs to promote PeoplesBank’s 150th year in business anniversary.

External data processing—The $66,000 or 40 percent increase in external data processing reflects increased reliance on outsourcing transaction processing to specialized vendors, which is typically performed on their hosted and secure websites thereby increasing our processing efficiency. Increases in the services offered to our client base and increases in transaction volume from normal business growth also contributed to the increase in this expense category.

Foreclosed real estate—The $93,000 or 126 percent increase in foreclosed real estate expenses was a result of holding costs incurred including real estate taxes, property maintenance, and valuation adjustments based upon updated appraisals.

Provision for income taxes

The provision for income tax for the second quarter of 2014 was $1,114,000, compared to $977,000 for the second quarter of 2013. The $137,000 or 14 percent increase was primarily the result from a higher level of pretax earnings, and a decrease in the amount of tax-exempt income for the second quarter of 2014 as compared to the same period in 2013.

For both periods, the Corporation’s statutory federal income tax rate was 34 percent. The Corporation’s effective income tax rate was 28 percent for the second quarter of 2014, compared to 27 percent for the second quarter of 2013. The effective tax rate differs from the statutory tax rate due to the impact of low-income housing credits and tax-exempt income, including income from bank owned life insurance.

Preferred stock dividends

Preferred stock dividends for the second quarter of 2014 totaled $52,000 compared to $62,000 for the second quarter of 2013. Though an annualized dividend rate of 1 percent applied to both periods, the amount of preferred stock dividends for the second quarter of 2014 decreased because, on May 30, 2014, as reported on a Form 8-K filed on the same date, the Corporation used the net proceeds from a private placement of common stock, and additional cash, to redeem $13 million of the $25 million in outstanding shares of the Corporation’s preferred stock held by the United States Department of the Treasury. The Corporation is currently paying the lowest permissible dividend rate under the U.S. Treasury’s Small Business Lending Fund Program (SBLF Program) as a result of originating loans that qualify for the SBLF Program in excess of a pre-determined loan portfolio baseline balance. Information about the SBLF Program is provided in this report at Note 10-Shareholders’ Equity.

Six months ended June 30, 2014,
compared to six months ended June 30, 2013

FINANCIAL HIGHLIGHTS

The Corporation earned net income available to common shareholders (earnings) totaling $5,696,000 for the first six months of 2014, compared to $5,182,000 for the same period of 2013. The $514,000 or 10 percent increase in earnings was primarily the result of an increase in net interest income, which more than offset an increase in noninterest expense and a decrease in noninterest income as described below.

Net interest income increased $2,257,000 or 12 percent for the first six months of 2014, compared to the same period of 2013, due primarily to an increase in the volume of interest-earning assets, principally commercial loans and U.S. agency mortgage-backed securities, and a decrease in the overall cost of deposits. The average balance of interest-earning assets for the first six months of 2014 increased $111 million or 11 percent compared to the same period of 2013.

The provision for loan losses for the first six months of 2014 was $850,000, which was required to support growth in the commercial loan portfolio and maintain the adequacy of the allowance for loan losses. The provision was 4% higher compared to the first six months of 2013. Net charge-offs for the first six months of 2014 were $365,000, which benefited from a $190,000 recovery from a previous partial charge-off of an impaired commercial loan due to updated collateral appraisals resulting in a favorable fair value adjustment prior to the asset being transferred to foreclosed real estate. Comparatively, net charge-offs totaled $663,000 for the same period of 2013.

The $397,000 or 10 percent decrease in total noninterest income for the first six months of 2014, compared to the same period of 2013, was primarily the result of a substantial decrease in net gain from the sales of residential mortgage loans, reflecting a sharp decrease in refinancing demand and higher mortgage market interest rates. Additionally, a decrease in income from the sale of mutual fund, annuity, and insurance products resulted from the lingering impact of staff turnover in 2013, and the unusually severe weather affecting sales activities in early 2014.

The $1,224,000 or 8 percent increase in noninterest expense for the first six months of 2014, compared to the same period of 2013, was driven by increases in several areas including personnel, furniture and equipment, marketing, charitable donations, external data processing, foreclosed real estate expenses, and professional and legal expenses. Personnel expense increased $309,000 and furniture and equipment expenses increased $124,000 as a result of expanding the banking franchise in the third quarter of 2013, and normal business growth. Marketing expense increased $320,000 primarily as a result of non-recurring costs to promote PeoplesBank’s 150th year in business anniversary. An increase in charitable contributions of $283,000 reflects increased donations to nonprofit organizations that qualify for state tax credits, which reduce future tax liabilities and effectively lower the overall cost of the donation. Foreclosed real estate expenses increased $110,000 related to holding costs and valuation adjustments based upon updated appraisals. Professional and legal expense increased $137,000 due primarily to increases in consulting expenses which supported various corporate initiatives, and increased professional services associated with normal business growth. An increase in external data processing of $100,000 reflects increased reliance on outsourcing transaction processing to specialized vendors, increases in the services offered to our client base, and increases in transaction volume from normal business growth.

The $103,000 or 5 percent increase in the provision for income taxes for the first six months of 2014, compared to the same period of 2013, primarily resulted from higher level of pretax earnings and a decrease in the amount of tax-exempt income.

The schedule below presents selected performance metrics for the first six months of 2014 and 2013. Earnings per common share reflect an adjustment for the 5 percent common stock dividend distributed on December 10, 2013.

	Six months ended June 30,
	2014	2013
Basic earnings per common share	$1.11	$1.10
Diluted earnings per common share	$1.08	$1.08
Cash dividend payout ratio	21.7%	19.1%
Return on average assets	0.99%	0.99%
Return on average equity	10.21%	10.26%
Net interest margin (tax equivalent basis)	3.85%	3.83%
Net overhead ratio	2.03%	1.95%
Efficiency ratio	61.98%	61.64%
Average equity to average assets	9.65%	9.70%

A more detailed analysis of the factors and trends affecting corporate earnings follows.

INCOME STATEMENT ANALYSIS

Net interest income

Net interest income for the six-month period ended June 30, 2014, was $20,710,000, an increase of $2,257,000 or 12 percent above the same period of 2013. The increase was due primarily to increased interest income from a higher average volume of interest-earning assets. A decrease in the cost of deposits, partially offset by increased long-term debt interest expense due to an increase in borrowings, also contributed to the increase in net increase income. Net interest income (tax equivalent basis) annualized as a percentage of average interest-earning assets, i.e., net interest margin, was 3.85 percent for the first six months of 2014 compared to 3.83 percent for the same period in 2013.

Interest income for the first six months totaled $24,777,000, an increase of $1,943,000 or 9 percent above the same period of 2013. The increase was driven primarily by an increase in the average volume of interest earning assets, principally commercial loans and U.S. agency mortgage-backed securities. Interest earning assets averaged $1.12 billion and yielded 4.58 percent (tax equivalent basis) for the first six months of 2014, compared to $1.01 billion and 4.70 percent, respectively, for the first six months of 2013. While the volume of earning assets increased, its effect on interest income was muted by lower asset yields, a reflection of the continuing low interest rate environment.

Interest expense for the first six months of 2014 totaled $4,067,000, a decrease of $314,000 or 7 percent below the same period of 2013. The decrease in total interest expense was driven primarily by a general decrease in deposit rates, due to the low interest rate environment, and from a larger volume of low-cost core deposits. The Corporation defines core deposits as noninterest and interest bearing demand, savings and money market deposits. The average volume of these core demand and savings deposits was $536 million for the six-month period ending June 30, 2014, a $47 million or 10 percent increase above the average volume for the same period of 2013. The growth of core deposits is a particular focus of the Corporation because of the lower cost of funds, fee income generated by certain transaction activity, and the relationship opportunity to cross-sell other financial products and services. Decreased interest expense on deposits was offset by higher interest expense on long-term debt, which increased $218,000 or 60 percent due to an increase in average borrowings. Long-term debt averaged $79 million for the first six months of 2014, compared to a $37 million average for the same period of 2013. The increase in long-term debt was comprised of advances from the Federal Home Loan Bank of Pittsburgh. These advances were low rate borrowings with intermediate term bullet maturities that supplement deposit funding and provide a hedge against rising market interest rates.

Table 5-Average Balances and Interest Rates (tax equivalent basis)

	Six months ended June 30,
	2014			2013
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest bearing deposits with banks	$20,775	$26	0.25%	$33,543	$42	0.25%
Investment securities:
Taxable	146,972	1,820	2.50	124,327	1,275	2.07
Tax-exempt	79,698	1,557	3.94	93,908	1,840	3.95
Total investment securities	226,670	3,377	3.00	218,235	3,115	2.88

Loans:
Taxable (1)	854,894	21,597	5.09	746,601	20,072	5.42
Tax-exempt	17,438	431	4.98	10,874	306	5.67
Total loans	872,332	22,028	5.09	757,475	20,378	5.43
Total earning assets	1,119,777	25,431	4.58	1,009,253	23,535	4.70
Other assets (2)	59,218			57,607
Total assets	$1,178,995			$1,066,860
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$385,605	$695	0.36%	$364,209	$671	0.37%
Savings	40,474	45	0.22	36,967	46	0.25
Time	414,636	2,672	1.30	408,478	3,243	1.60
Total interest bearing deposits	840,715	3,412	0.82	809,654	3,960	0.99
Short-term borrowings	27,722	73	0.53	20,592	57	0.56
Long-term debt	78,650	582	1.49	37,387	364	1.96
Total interest bearing liabilities	947,087	4,067	0.87	867,633	4,381	1.02

Noninterest bearing deposits	109,967			88,363
Other liabilities	8,137			7,377
Shareholders’ equity	113,804			103,487

Total liabilities and shareholders’ equity	$1,178,995			$1,066,860
Net interest income (tax equivalent basis)		$21,364			$19,154
Net interest margin (3)			3.85%			3.83%
Tax equivalent adjustment		(654)			(701)
Net interest income		$20,710			$18,453

(1)	Average balance includes average nonaccrual loans of $13,030,000 for 2014 and $10,249,000 for 2013. Interest includes net loan fees of $821,000 for 2014 and $721,000 for 2013.
(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.
(3)	Net interest income (tax equivalent basis) annualized as a percentage of average interest earning assets.

Table 6-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Six months ended June 30, 2014 vs. 2013
	Increase (decrease) due to change in
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$(16)	$0	$(16)
Investment securities:
Taxable	224	321	545
Tax-exempt	(278)	(5)	(283)
Loans:
Taxable	3,116	(1,591)	1,525
Tax-exempt	185	(60)	125
Total interest income	3,231	(1,335)	1,896
Interest Expense
Deposits:
Interest bearing demand	47	(23)	24
Savings	4	(5)	(1)
Time	49	(620)	(571)
Short-term borrowings	15	1	16
Long-term debt	398	(180)	218
Total interest expense	513	(827)	(314)
Net interest income	$2,718	$(508)	$2,210

Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for loan losses

The provision for loan losses for the first six months of 2014 was $850,000, which was required to support growth in the commercial loan portfolio and maintain the adequacy of the allowance for loan losses. The provision was 4% higher compared to the first six months of 2013. Net charge-offs for the first six months of 2014 were $365,000, which benefited from a $190,000 recovery from a previous partial charge-off of an impaired commercial loan due to updated collateral appraisals resulting in a favorable fair value adjustment prior to the asset being transferred to foreclosed real estate. Comparatively, net charge-offs totaled $663,000 for the same period of 2013. More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 55.

Noninterest income

The following table presents the components of total noninterest income for the first six months of 2014 compared to the first six months of 2013.

Table 7 - Noninterest income

	Six months ended June 30,		Change Increase (Decrease)
(dollars in thousands)	2014	2013	$	%

Trust and investment services fees	$1,052	$937	$115	12%
Income from mutual fund, annuity and insurance sales	325	422	(97)	(23)
Service charges on deposit accounts	1,438	1,304	134	10
Income from bank owned life insurance	348	351	(3)	(1)
Other income	303	346	(43)	(12)
Net gain on sales of loans held for sale	182	641	(459)	(72)
Gain on sales of securities	0	44	(44)	(100)
Total noninterest income	$3,648	$4,045	$(397)	(10)%

The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The $115,000 or 12 percent increase in trust and investment services fees was due to appreciation in the market value of managed accounts, upon which some fees are based, and growth in traditional trust business.

Income from mutual fund, annuity and insurance sales—The $97,000 or 23 percent decrease in income from the sale of mutual fund, annuity and insurance products by Codorus Valley Financial Advisors (CVFA), a subsidiary of PeoplesBank, was a result of the lingering impact of the resignation of three registered representatives who left CVFA in 2013. Also, the level of sales early in 2014 was adversely affected by the unusually severe winter weather.

Service charges on deposit accounts—The $134,000 or 10 percent increase in service charge income was due primarily to increases in debit card revenue and overdraft fees.

Income from bank owned life insurance (BOLI)—Income from BOLI in the first six months of 2014, compared to the same period in 2013, was relatively flat as low market interest rates depressed yields.

Other income—The $43,000 or 12 percent decrease in other income was due primarily to a decrease in income from settlement services, which has been adversely affected by the decrease in mortgage banking activity.

Net gain on sales of loans held for sale—The $459,000 or 72 percent decrease in gains from the sale of residential mortgage loans held for sale resulted from a decrease in mortgage originations, as refinancing demand and gains therefrom have declined significantly, and the higher level of mortgage interest rates has priced some prospective borrowers out of the mortgage market.

Noninterest expense

The following table presents the components of total noninterest expense for the first six months of 2014, compared to the first six months of 2013.

Table 8 - Noninterest expense

	Six months ended June 30,		Change Increase (Decrease)
(dollars in thousands)	2014	2013	$	%

Personnel	$8,604	$8,295	$309	4%
Occupancy of premises, net	1,081	1,023	58	6
Furniture and equipment	1,094	970	124	13
Postage, stationery and supplies	322	307	15	5
Professional and legal	439	302	137	45
Marketing and advertising	720	400	320	80
FDIC insurance	362	309	53	17
Debit card processing	393	373	20	5
Charitable donations	769	486	283	58
Telephone	291	266	25	9
External data processing	435	335	100	30
Foreclosed real estate including (gains) losses on sales	247	137	110	80
Other	877	1,207	(330)	(27)
Total noninterest expense	$15,634	$14,410	$1,224	8%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $309,000 or 4 percent increase in personnel expense was due largely to an increase in wage expense resulting from planned staff additions that occurred in the first six months of 2014 and throughout the year 2013 that affect the current period (e.g., franchise expansion), and normal business growth.

Furniture and equipment—The $124,000 or 13 percent increase in furniture and equipment was due primarily to normal business growth, including expenses from the addition of two banking offices in the year 2013 that affect the current period, which includes depreciation expense on computer hardware and software.

Professional and legal—The $137,000 or 45 percent increase in professional and legal expense was due primarily to increases in consulting expenses which supported various corporate initiatives, and increased professional services associated with normal business growth.

Marketing—The $320,000 or 80 percent increase in marketing expense was primarily the result of non-recurring costs to promote PeoplesBank’s 150th year in business anniversary.

Charitable donations—The $283,000 or 58 percent increase in charitable donations was the result of an increase in donations to nonprofit organizations that qualify for related state tax credits. PeoplesBank uses state tax credits from donations to reduce its Pennsylvania shares tax expense, included in other expenses. State tax credits typically range from 55 to 90 percent of the amount donated, effectively lowering the cost of the donation.

External data processing—The $100,000 or 30 percent increase in external data processing reflects increased reliance on outsourcing transaction processing to specialized vendors, which is typically performed on their hosted and secure websites thereby increasing our processing efficiency. Increases in the services offered to our client base and increases in transaction volume from normal business growth also contributed to the increase in this expense category.

Foreclosed real estate—The $110,000 or 80 percent increase in foreclosed real estate expenses was a result of holding costs incurred including real estate taxes, property maintenance, and valuation adjustments based upon updated appraisals.

Other —The $330,000 or 27 percent decrease in other expense was primarily attributable to a $342,000 decrease in PA shares tax expense, a component of other expense. The decrease in shares tax expense reflected both (i) statutory changes in the formula for determining the shares tax which were favorable for the Corporation’s tax basis, and (ii) changes in the volume of tax credits which originated from qualifying charitable donations described earlier.

Provision for income taxes

The provision for income tax for the first six months of 2014 was $2,064,000, compared to $1,961,000 for the same period of 2013. The $103,000 or 5 percent increase in the provision for income taxes was primarily the result of higher pretax earnings. For both periods, the Corporation’s statutory federal income tax rate was 34 percent. The Corporation’s effective income tax rate was 26 percent for the first six months of 2014, compared to 27 percent for the first six months of 2013. The effective tax rate differs from the statutory tax rate due to the impact of low-income housing credits and tax-exempt income, including income from bank owned life insurance.

Preferred stock dividends

Preferred stock dividends for the first six months of 2014 totaled $114,000 compared to $125,000 for the same period of 2013. Though an annualized dividend rate of 1 percent applied to both periods, the amount of preferred stock dividends for the first half of 2014 decreased because, on May 30, 2014, as reported on a Form 8-K filed on the same date, the Corporation used the net proceeds from a private placement of common stock, and additional cash, to redeem $13 million of the $25 million in outstanding shares of the Corporation’s preferred stock held by the United States Department of the Treasury. The Corporation is currently paying the lowest permissible dividend rate under the U.S. Treasury’s Small Business Lending Fund Program (SBLF Program) as a result of originating loans that qualify for the SBLF Program in excess of a pre-determined loan portfolio baseline balance. Information about the SBLF Program is provided in this report at Note 10-Shareholders’ Equity.

BALANCE SHEET REVIEW

Interest bearing deposits with banks

On June 30, 2014, interest bearing deposits with banks totaled $21 million, compared to $2 million at year-end 2013. The increase was the result of funds generated from an increase in interest bearing deposits, and the proceeds from a $10 million borrowing from the Federal Home Loan Bank of Pittsburgh, which outpaced the deployment of funds to the loan and investment security portfolios.

Securities available-for-sale

On June 30, 2014, the fair value of securities available-for-sale totaled $227 million, which represented a slight 1 percent decrease compared to the $229 million value at year-end 2013. During the second quarter of 2014, cash inflows from U.S. agency mortgage-backed securities and state and municipal bond maturities (or bond calls) temporarily exceeded new investments in U.S. agency mortgage-backed securities. The overall composition of the Corporation’s investment securities portfolio is provided in Note 3-Securities.

Loans

On June 30, 2014, total loans, net of deferred fees, totaled $888 million, which was $29 million or 3 percent higher than the level at year-end 2013. The increase in volume was due primarily to increases in commercial loans within the residential real estate investor and hotel/motel sectors, and additional loan growth in other industries (e.g., agriculture, professional services and finance). The composition of the Corporation’s loan portfolio is provided in Note 5—Loans.

Deposits

On June 30, 2014, deposits totaled $968 million, which represented a $43 million or 5 percent increase compared to the level at year-end 2013. Of the increase in total deposits, $32 million was attributable to growth in time deposits, which reflected a special rate promotion to celebrate PeoplesBank’s 150th anniversary. Additional increases in the demand (both interest and non-interest bearing) and savings categories also contributed to the increase in deposits. The composition of the Corporation’s deposit portfolio is provided in Note 7—Deposits.

Long-term debt

On June 30, 2014, long-term debt totaled $80 million, which was $10 million or 14 percent above the year-end 2013 level. The increase was the result of a $10 million advance from the Federal Home Loan Bank of Pittsburgh that provides liquidity and acts as a hedge against rising market interest rates. The advance has a 38-month bullet maturity and a low fixed interest rate. A listing of outstanding long-term debt obligations is provided in Note 8—Short-Term Borrowing and Long-Term Debt.

Shareholders’ equity and capital adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Total shareholders’ equity was approximately $114 million on June 30, 2014, an increase of approximately $6 million or 6 percent, compared to the level at December 31, 2013. The increase in capital was primarily the result of retained earnings from profitable operations, less cash dividends paid during the first six months of 2014. The composition of shareholders’ equity reflects an increase in common equity and a decrease in preferred equity as a result of the net proceeds from a $13 million private placement of common stock being used to redeem preferred stock, as discussed below.

Private placement of common stock and redemption of preferred stock

As previously announced on the Form 8-K filed on March 27, 2014, the Corporation completed the private placement of 650,000 shares of its common stock to accredited investors at a purchase price of $20 per share, pursuant to which the Corporation raised gross proceeds of $13 million. After issuance costs, net proceeds from the private placement totaled approximately $12.5 million.

The net proceeds from the private placement, in addition to $0.5 million in cash, were used to redeem $13 million of the $25 million of outstanding preferred stock issued to the U.S. Department of the Treasury under its Small Business Lending Fund Program, as reported on the Form 8-K filed on May 30, 2014. More information about the private placement and the preferred stock can be found in this report at Note 10—Shareholders’ Equity. For the six month periods ended June 30, 2014 and 2013, accrued dividends equated to an annualized dividend rate of 1 percent on the preferred stock outstanding.

Dividends on common stock

The Corporation has historically paid cash dividends on its common stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other relevant factors. As recently announced, the Board of Directors declared a quarterly cash dividend of $0.125 per common share on July 8, 2014, payable on August 12, 2014, to shareholders of record at the close of business on July 22, 2014. This dividend follows $0.12 per common share cash dividends paid in May and February 2014.

Capital adequacy

The Corporation and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 9—Regulatory Matters to the financial statements. We believe that Codorus Valley and PeoplesBank were well capitalized on June 30, 2014, based on regulatory capital guidelines.

On July 2, 2013, the Board of Governors of the Federal Reserve System finalized its rule implementing the Basel III regulatory capital framework, which the FDIC adopted on July 9, 2013. Under the rule, minimum requirements will increase both the quantity and quality of capital held by banking organizations. Additionally, a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5 percent and a common equity Tier 1 conservation buffer of 2.5 percent of risk-weighted assets will apply to all supervised financial institutions. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent for all banking organizations. The new rule also increases the risk weights for past-due loans, certain commercial real estate loans and some equity exposures, and makes selected other changes in risk weights and credit conversion factors. The rule for smaller, less complex institutions, which includes the Corporation, takes effect January 1, 2015. The new rule provides that, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold the 2.5 percent capital conservation buffer, which is to be phased in over a four year period beginning January 1, 2016, with the full 2.5 percent required as of January 1, 2019. The transition schedule for new ratios, including the capital conservation buffer, is as follows:

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

As fully phased in, a banking organization with a buffer greater than 2.5% would not be subject to limits on dividend payments or discretionary bonus payments; however, a banking organization with a buffer less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The new rule also prohibits a banking organization from making dividend payments or discretionary bonus payments if its eligible net income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% as of the beginning of that quarter. Eligible net income is defined as net income for the 4 calendar quarters preceding the current calendar quarter, net of any distributions and associated tax effects not already reflected in net income. A summary of payout restrictions based on the capital conservation buffer is as follows:

Capital Conservation Buffer (as a % of risk-weighted assets)	Maximum Payout (as a % of eligible net income)
Greater than 2.5%	No payout limitation applies
≤2.5% and >1.875%	60%
≤1.875% and >1.25%	40%
≤1.25% and >0.625%	20%
≤0.625%	0%

The Corporation plans to manage its capital to ensure compliance with the new capital rules.

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

Nonperforming assets

The following table presents asset categories posing the greatest risk of loss and related ratios. We generally place a loan on nonaccrual status and cease accruing interest income, i.e., recognize interest income on a cash basis, as long as the loan is sufficiently collateralized, when loan payment performance is unsatisfactory and the loan is past due 90 days or more. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank. Troubled debt restructurings pertain to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. The paragraphs and table below address significant changes in the aforementioned categories as of June 30, 2014, compared to December 31, 2013.

Nonperforming assets are under the purview of in-house counsel, who continuously monitors and manages the collection of these accounts. Additionally, an internal asset quality control committee meets monthly to review nonperforming assets. We generally rely on appraisals performed by independent licensed appraisers to determine the value of collateral for impaired collateral-dependent loans. Generally, an appraisal is performed when: an account reaches 90 days past due, unless a certified appraisal was completed within the past twelve months; market values have changed significantly; the condition of the property has changed significantly; or the existing appraisal is outdated. In instances where the value of the collateral, net of costs to sell, is less than the net carrying amount for impaired commercial related loans, a specific loss allowance is established for the difference. When it is probable that some portion or an entire loan balance will not be collected, that amount is charged off as loss against the allowance.

Table 9 - Nonperforming Assets

(dollars in thousands)	June 30, 2014	December 31, 2013

Nonaccrual loans	$6,842	$13,231
Nonaccrual loans, troubled debt restructurings	2,122	2,069
Total nonperforming loans	8,964	15,300
Foreclosed real estate, net of allowance	4,711	4,068
Total nonperforming assets	$13,675	$19,368
Accruing troubled debt restructurings	$2,186	$3,342

Total period-end loans, net of deferred fees	$887,908	$859,384
Allowance for loan losses (ALL)	$10,460	$9,975
ALL as a % of total period-end loans	1.18%	1.16%
Annualized net charge-offs as a % of average total loans	0.08%	0.10%
ALL as a % of nonperforming loans	116.69%	65.20%
Nonperforming loans as a % of total period-end loans	1.01%	1.78%
Nonperforming assets as a % of total period-end loans and net foreclosed real estate	1.53%	2.24%
Nonperforming assets as a % of total period-end assets	1.14%	1.68%
Nonperforming assets as a % of total period-end shareholders’ equity	12.03%	17.99%

The current level of nonperforming assets has decreased by approximately $5.7 million or 29 percent when compared to year-end 2013. The decrease was primarily the result of (i) a $3.9 million payment received on a nonaccrual loan in the second quarter of 2014, (ii) the $1.05 million payoff of a nonaccrual commercial loan in the first quarter of 2014, and (iii) an approximate $0.5 million recovery from the sale of a foreclosed property in the first quarter of 2014. Generally, we remain concerned about prolonged low economic growth or weakening economic conditions and the corresponding effects it has on our commercial borrowers.

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

As of June 30, 2014, the nonperforming loan portfolio balance totaled $8,964,000, compared to $15,300,000 at year-end 2013. The decrease was primarily the result of a $3.9 million payment received on a nonaccrual commercial loan, a $1.05 million payoff of a nonaccrual commercial loan and reclassifications to foreclosed real estate totaling $1.6 million. For both periods the portfolio balance was comprised primarily of collateralized commercial loans. On June 30, 2014, the nonaccrual loan portfolio was comprised of twenty-two unrelated loan relationships with outstanding principal balances ranging in size from $21,200 to $2,002,000. Four unrelated commercial relationships, which represent 71 percent of the nonperforming loan portfolio balance, are described below.

Loan no. 1—At June 30, 2014, the outstanding principal balance of the loan relationship was $1,595,000 after a significant principal payment of $3,879,000 was received during the second quarter of 2014 from proceeds of the sale of the largest commercial property securing the loan. The remaining balance is collateralized by various smaller commercial properties, some with multiple lienholders. A $750,000 allowance for probable loan losses was established for this relationship. Management is pursuing its legal remedies to recover the remaining amount due.

Loan no. 2—At June 30, 2014, the outstanding principal balance of the loan relationship was $2,002,000, collateralized by commercial rental properties whose rents are assigned to PeoplesBank. Based on a recent appraisal of the primary real estate collateralizing the relationship, we believe that the loans are adequately collateralized. The borrower is presently operating under a troubled debt restructuring agreement.

Loan no. 3—At June 30, 2014, the outstanding principal balance of the loan relationship was $1,407,000, collateralized by various residential rental properties. A $500,000 allowance for loan losses was established for this relationship. The Bank is presently pursuing its legal remedies to recover the amount due.

Loan no. 4—At June 30, 2014, the outstanding principal balance of the loan relationship was $1,349,000, collateralized by two commercial properties. Based on an independent appraisal of the real estate collateralizing the relationship, we believe that the loans are adequately collateralized. The Bank is presently pursuing its legal remedies to recover the amount due.

Foreclosed real estate

On June 30, 2014, foreclosed real estate, net of allowance, totaled $4,711,000, compared to $4,068,000 at December 31, 2013. On June 30, 2014, the portfolio was comprised of nine unrelated accounts ranging in size from $51,000 to $1,179,000, net of related allowance. If a valuation allowance for probable loss has been established for a particular property, it is so noted in the property description below. Further valuation allowances may be required on any foreclosed property as additional information becomes available or conditions change. Foreclosed real estate is included in the other assets category on the Corporation’s balance sheet. Four unrelated foreclosed real estate properties, which represent 81% of the foreclosed real estate portfolio balance, net of allowance, are described below.

Property no. 1— The carrying amount of this property at June 30, 2014 was $1,179,000, which is net of a $2,119,000 valuation allowance based on an independent appraisal, as adjusted for improvements, less estimated selling costs. The property is comprised of 266 acres of unimproved land that is zoned for residential development. Management is working towards a sale of the property.

Property no. 2— The carrying amount of this property at June 30, 2014 was $1,088,000, which is net of a $1,627,000 valuation allowance. The property is comprised of 134 approved residential building lots. Of this total, 28 lots are improved. Management is evaluating its disposition options with regard to this property.

Property no. 3 – The carrying amount of this property at June 30, 2014 is $910,000. The property is comprised of an 8 acre parcel improved for commercially developable sites. Management is evaluating its disposition options with regard to this property.

Property no. 4—The carrying amount of this residential property at June 30, 2014 was $648,000, which is net of a $132,000 valuation allowance. The property is presently listed for sale.

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

The following table presents an analysis of the activity in the allowance for loan losses for the six months ended June 30, 2014 and 2013. The $1,001,000 or 11 percent increase in the allowance from June 30, 2013 to June 30, 2014, generally supported the $119 million or 16 percent increase in loans, net of deferred fees. The provision for loan losses for the first six months of 2014 was $850,000 or 4 percent higher compared to the provision of $820,000 for the first six months of 2013. The increased provision was required to support the larger commercial loan portfolio and maintain the adequacy of the allowance for loan losses. Net charge-offs for the first six months of 2014 were $365,000 compared to $663,000 of net charge-offs for the same period of 2013. The Corporation realized a recovery in 2014 of $190,000 of a previous partial charge-off of an impaired commercial loan due to updated collateral appraisals resulting in a favorable fair value adjustment prior to the asset being transferred to foreclosed real estate. The risks and uncertainties associated with prolonged low growth or weakness in economic and business conditions, and the level of unemployment and erosion of real estate values, can adversely affect our borrowers’ ability to service their loans, causing significant fluctuations in the level of charge-offs and provision expense from one period to another. Based on a comprehensive analysis of the loan portfolio, we believe that the allowance for loan losses was adequate at June 30, 2014.

Table 10 - Analysis of Allowance for Loan Losses

(dollars in thousands)	2014	2013
Balance-January 1,	$9,975	$9,302

Provision charged to operating expense	850	820

Loans charged off:
Commercial, financial and agricultural	325	497
Real estate - residential mortgages	30	28
Consumer and home equity	292	208
Total loans charged off	647	733
Recoveries:
Commercial, financial and agricultural	212	22
Real estate - residential mortgages	4	2
Consumer and home equity	66	46
Total recoveries	282	70
Net charge-offs	365	663
Balance-June 30,	$10,460	$9,459

Ratios:
Allowance for loan losses as a % of total period-end loans	1.18%	1.23%
Annualized net charge-offs as a % of average total loans	0.08%	0.18%
Allowance for loan losses as a % of nonperforming loans	116.69%	85.00%

Liquidity risk management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan customers, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, it provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are scheduled investment security maturities and cash inflows, funds received from customer loan payments, and asset sales. The primary sources of liability liquidity are deposit growth, short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At June 30, 2014, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $70 million and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $272 million. The Corporation’s loan-to-deposit ratio was 92 percent at June 30, 2014, compared to 93 percent at year-end 2013.

Off-balance sheet arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on June 30, 2014, totaled $287 million and consisted of $204 million in unfunded commitments under existing loan facilities, $58 million to grant new loans and $25 million in letters of credit. Normally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the Corporation’s disclosure controls and procedures are effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2014, that has materially affected or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

The Corporation has a Share Repurchase Program (Program), which was authorized in 1995, and has been periodically amended, to permit the purchase of up to a maximum of 4.9 percent of the outstanding shares of the Corporation’s common stock at a price per share no greater than 200 percent of the latest quarterly published book value. For the six month period ended June 30, 2014 and the year ended December 31, 2013, the Corporation had not acquired any of its common stock under the Program. The U.S. Treasury’s Small Business Lending Fund (SBLF) agreement imposes limits on the ability of the Corporation to repurchase shares of common stock if it fails to declare and pay quarterly dividends on the SBLF preferred stock.

Item 3. Defaults upon senior securities

None

Item 4. Mine safety disclosures

This Item 4 is not applicable to the Corporation.

Item 5. Other information

None

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

101

Financial statements from the Quarterly Report on Form 10-Q of Codorus Valley Bancorp, Inc. for the quarter ended June 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholder’s Equity, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Codorus Valley Bancorp, Inc.
(Registrant)

August 8, 2014	/s/ Larry J. Miller
Date	Larry J. Miller
President & CEO
(Principal Executive Officer)

August 8, 2014	/s/ Jann A. Weaver
Date	Jann A. Weaver
Treasurer & Assistant Secretary
(Principal Financial and Accounting Officer)