Form 10-Q
period 2014-09-30
CODORUS VALLEY BANCORP INC
filed 2014-11-07
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2014
or
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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On October 31, 2014, 5,804,749 shares of common stock, par value $2.50, were outstanding, which includes the effect of the 5 percent common stock dividend declared October 14, 2014.

Codorus Valley Bancorp, Inc.
Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.
Consolidated Balance Sheets
Unaudited

(dollars in thousands, except share and per share data)	September 30, 2014	December 31, 2013
Assets
Interest bearing deposits with banks	$21,433	$1,947
Cash and due from banks	12,798	13,115
Total cash and cash equivalents	34,231	15,062
Securities, available-for-sale	228,803	228,741
Restricted investment in bank stocks, at cost	4,710	4,742
Loans held for sale	641	514
Loans (net of deferred fees of $2,144 - 2014 and $1,963 - 2013)	892,004	859,384
Less-allowance for loan losses	(10,713)	(9,975)
Net loans	881,291	849,409
Premises and equipment, net	15,173	14,599
Other assets	38,791	37,574
Total assets	$1,203,640	$1,150,641

Liabilities
Deposits
Noninterest bearing	$117,954	$107,921
Interest bearing	841,141	817,382
Total deposits	959,095	925,303
Short-term borrowings	41,377	40,363
Long-term debt	80,429	70,493
Other liabilities	6,883	6,833
Total liabilities	1,087,784	1,042,992

Shareholders’ equity
Preferred stock, par value $2.50 per share; $1,000 liquidation preference, 1,000,000 shares authorized; Series B shares issued and outstanding:
12,000 at September 30, 2014 and 25,000 at December 31, 2013	12,000	25,000
Common stock, par value $2.50 per share; 15,000,000 shares authorized; shares issued and outstanding: 5,804,749 at September 30, 2014 and 4,800,318 at December 31, 2013	14,513	12,001
Additional paid-in capital	62,423	45,399
Retained earnings	24,424	23,077
Accumulated other comprehensive income	2,496	2,172
Total shareholders’ equity	115,856	107,649
Total liabilities and shareholders’ equity	$1,203,640	$1,150,641

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Income
Unaudited

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share data)	2014	2013	2014	2013
Interest income
Loans, including fees	$11,272	$10,415	$33,157	$30,692
Investment securities:
Taxable	867	788	2,564	2,054
Tax-exempt	467	590	1,513	1,830
Dividends	48	9	171	18
Other	16	17	42	59
Total interest income	12,670	11,819	37,447	34,653

Interest expense
Deposits	1,682	1,889	5,094	5,849
Federal funds purchased and other short-term borrowings	43	34	116	91
Long-term debt	299	201	881	565
Total interest expense	2,024	2,124	6,091	6,505
Net interest income	10,646	9,695	31,356	28,148
Provision for loan losses	250	150	1,100	970
Net interest income after provision for loan losses	10,396	9,545	30,256	27,178

Noninterest income
Trust and investment services fees	592	510	1,644	1,447
Income from mutual fund, annuity and insurance sales	178	74	503	496
Service charges on deposit accounts	783	688	2,221	1,992
Income from bank owned life insurance	184	192	532	543
Other income	155	157	458	503
Net gain on sales of loans held for sale	124	233	306	874
Gain on sales of securities	146	0	146	44
Total noninterest income	2,162	1,854	5,810	5,899

Noninterest expense
Personnel	4,436	4,191	13,040	12,486
Occupancy of premises, net	505	496	1,586	1,519
Furniture and equipment	552	522	1,646	1,493
Postage, stationery and supplies	199	131	521	438
Professional and legal	380	187	819	489
Marketing	340	341	1,060	741
FDIC insurance	149	154	511	463
Debit card processing	199	204	592	577
Charitable donations	66	32	835	518
Telephone	141	130	432	396
External data processing	186	178	621	513
Foreclosed real estate including (gains) losses on sales	60	277	307	414
Other	789	889	1,666	2,095
Total noninterest expense	8,002	7,732	23,636	22,142
Income before income taxes	4,556	3,667	12,430	10,935
Provision for income taxes	1,377	990	3,441	2,951
Net income	3,179	2,677	8,989	7,984
Preferred stock dividends	30	62	144	187
Net income available to common shareholders	$3,149	$2,615	$8,845	$7,797
Net income per common share, basic	$0.54	$0.52	$1.60	$1.57
Net income per common share, diluted	$0.54	$0.51	$1.57	$1.54

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Comprehensive Income
Unaudited

	Three months ended September 30,
(dollars in thousands)	2014	2013
Net income	$3,179	$2,677
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding (losses) gains arising during the period (net of tax (benefit) expense of ($420) and $89, respectively)	(816)	173
Reclassification adjustment for gains included in net income (net of tax expense of $50 and $0, respectively) (a) (b)	(96)	0
Net unrealized (losses) gains	(912)	173
Comprehensive income	$2,267	$2,850

	Nine months ended September 30,
(dollars in thousands)	2014	2013
Net income	$8,989	$7,984
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding gains (losses) arising during the period (net of tax expense (benefit) of $217 and ($1,410), respectively)	420	(2,738)
Reclassification adjustment for gains included in net income (net of tax expense of $50 and $15, respectively) (a) (b)	(96)	(29)
Net unrealized gains (losses)	324	(2,767)
Comprehensive income	$9,313	$5,217

(a)	Amounts are included in net gain on sales of securities on the Consolidated Statements of Income within noninterest income.
(b)	Income tax amounts are included in provision for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Cash Flows
Unaudited

	Nine months ended September 30,
(dollars in thousands)	2014	2013
Cash flows from operating activities
Net income	$8,989	$7,984
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	1,311	1,116
Net amortization of premiums on securities	732	997
Amortization of deferred loan origination fees and costs	(538)	(404)
Provision for loan losses	1,100	970
Provision for losses on foreclosed real estate	0	125
Deferred income tax benefit	(145)	0
Amortization of investment in real estate partnership	208	242
Increase in cash surrender of bank owned life insurance	(532)	(543)
Originations of loans held for sale	(14,795)	(46,719)
Proceeds from sales of loans held for sale	14,974	48,600
Net gain on sales of loans held for sale	(306)	(874)
Net loss on disposal of premises and equipment	5	0
Gain on sales of securities, available-for-sale	(146)	(44)
Net loss (gain) on sales of foreclosed real estate	40	(15)
Stock-based compensation	229	236
Decrease in interest receivable	142	61
(Increase) decrease in other assets	(1,100)	1,270
Decrease in interest payable	(6)	(94)
Increase (decrease) in other liabilities	98	(143)
Net cash provided by operating activities	10,260	12,765
Cash flows from investing activities
Purchases of securities, available-for-sale	(34,214)	(43,348)
Maturities, repayments and calls of securities, available-for-sale	29,910	32,209
Sales of securities, available-for-sale	4,147	927
Redemption (purchase) of restricted investment in bank stock	32	(745)
Net increase in loans made to customers	(34,014)	(77,240)
Purchases of premises and equipment	(1,890)	(3,912)
Investment in bank owned life insurance	(1,186)	(5,307)
Proceeds from sales of foreclosed real estate	2,750	207
Net cash used in investing activities	(34,465)	(97,209)
Cash flows from financing activities
Net increase in demand and savings deposits	28,298	27,664
Net increase (decrease) in time deposits	5,494	(6,656)
Net increase in short-term borrowings	1,014	12,179
Proceeds from issuance of long-term debt	10,000	20,000
Repayment of long-term debt	(64)	(302)
Tax benefit on vested restricted stock	3	0
Cash dividends paid to preferred shareholder	(177)	(187)
Cash dividends paid to common shareholders	(1,920)	(1,531)
Redemption of preferred stock	(13,000)	0
Issuance of common stock	13,726	667
Net cash provided by financing activities	43,374	51,834
Net increase (decrease) in cash and cash equivalents	19,169	(32,610)
Cash and cash equivalents at beginning of year	15,062	49,757
Cash and cash equivalents at end of period	$34,231	$17,147

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
Unaudited

(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2014	$25,000	$12,001	$45,399	$23,077	$2,172	$107,649
Net income				8,989		8,989
Other comprehensive income, net of tax					324	324
Common stock cash dividends ($0.347 per share, adjusted)				(1,920)		(1,920)
5% common stock dividend, 276,417 shares at fair value		691	4,887	(5,578)		0
Preferred stock cash dividends				(144)		(144)
Redemption of preferred stock	(13,000)					(13,000)
Stock-based compensation including related tax benefit			232			232
Issuance and reissuance of common stock including related tax benefit:
650,000 shares through private placement		1,625	10,885			12,510
13,219 shares under the dividend reinvestment and stock purchase plan		33	247			280
61,411 shares under the stock option plan		154	721			875
3,613 shares under employee stock purchase plan		9	52			61

Balance, September 30, 2014	$12,000	$14,513	$62,423	$24,424	$2,496	$115,856

Balance, January 1, 2013	$25,000	$11,206	$40,524	$18,868	$5,733	$101,331
Net income				7,984		7,984
Other comprehensive loss, net of tax					(2,767)	(2,767)
Common stock cash dividends ($0.309 per share, adjusted)				(1,531)		(1,531)
5% common stock dividend, 226,451 shares at fair value		566	3,467	(4,033)		0
Preferred stock cash dividends				(187)		(187)
Stock-based compensation including related tax benefit			236			236
Issuance of common stock including related tax benefit:
15,429 shares under the dividend reinvestment and stock purchase plan		38	229			267
27,031 shares under the stock option plan		68	278			346
4,246 shares under employee stock purchase plan		11	43			54

Balance, September 30, 2013	$25,000	$11,889	$44,777	$21,101	$2,966	$105,733

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

The consolidated financial statements include the accounts of Codorus Valley Bancorp, Inc. and its wholly-owned bank subsidiary, PeoplesBank, A Codorus Valley Company (PeoplesBank), and its wholly-owned nonbank subsidiary, SYC Realty Company, Inc. and CVLY Corp. (collectively referred to as Codorus Valley or the Corporation). PeoplesBank operates two wholly-owned subsidiaries, Codorus Valley Financial Advisors, Inc. and SYC Settlement Services, Inc. and periodically creates nonbank subsidiaries whose purpose is to temporarily hold foreclosed properties pending eventual liquidation. All significant intercompany account balances and transactions have been eliminated in consolidation. The combined results of operations of the nonbank subsidiaries are not material to the consolidated financial statements.

These consolidated statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of September 30, 2014 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

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

Banking regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to the Corporation. Based on an analysis of the loan portfolio, the Corporation believes that the level of the allowance for loan losses at September 30, 2014 is adequate.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in-substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, based upon an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a charge-off. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At September 30, 2014, foreclosed real estate, net of allowance, was $2,805,000, compared to $4,068,000 for December 31, 2013.

Per Common Share Computations

All per share computations include the effect of stock dividends declared, including a 5% common stock dividend declared October 14, 2014. The computation of net income per common share is provided in the table below.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Net income available to common shareholders	$3,149	$2,615	$8,845	$7,797

Weighted average shares outstanding (basic)	5,781	4,988	5,545	4,967
Effect of dilutive stock options	95	99	104	93
Weighted average shares outstanding (diluted)	5,876	5,087	5,649	5,060

Basic earnings per common share	$0.54	$0.52	$1.60	$1.57
Diluted earnings per common share	$0.54	$0.51	$1.57	$1.54

Anti-dilutive stock options excluded from the computation of earnings per share	23	4	28	35

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

Supplemental cash flow information is provided in the table below.

	Nine months ended September 30,
(dollars in thousands)	2014	2013
Cash paid during the period for:
Income taxes	$3,126	$2,490
Interest	$6,097	$6,599
Noncash investing activities:
Transfer of loans to foreclosed real estate	$1,570	$551
Transfer of loans held for sale to the held-to-maturity portfolio	$0	$258
Charitable donation of foreclosed real estate	$43	$0

Reclassification

Certain amounts in the 2013 consolidated financial statements have been reclassified to conform to the 2014 presentation, such reclassification did not impact net income or shareholders’ equity.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This standards update provides a framework that replaces most existing revenue recognition guidance. The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Corporation is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

Note 3-Securities

A summary of securities available-for-sale at September 30, 2014 and December 31, 2013 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof and investments in the obligations of states and municipalities. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At September 30, 2014, the fair value of the municipal bond portfolio was concentrated in the states of Pennsylvania at 42 percent and Texas at 16 percent.

	Amortized Cost	Gross Unrealized		Fair Value
(dollars in thousands)		Gains	Losses

September 30, 2014
Debt securities:
U.S. agency	$29,211	$433	$(144)	$29,500
U.S. agency mortgage-backed, residential	124,601	1,688	(234)	126,055
State and municipal	71,209	2,051	(12)	73,248
Total debt securities	$225,021	$4,172	$(390)	$228,803

December 31, 2013
Debt securities:
U.S. agency	$33,265	$695	$(461)	$33,499
U.S. agency mortgage-backed, residential	105,181	1,563	(825)	105,919
State and municipal	87,004	2,411	(92)	89,323
Total debt securities	$225,450	$4,669	$(1,378)	$228,741

The amortized cost and estimated fair value of debt securities at September 30, 2014 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$16,158	$16,362
Due after one year through five years	147,006	150,259
Due after five years through ten years	58,038	58,166
Due after ten years	3,819	4,016
Total debt securities	$225,021	$228,803

Gross realized gains and losses on sales of securities available-for-sale are shown below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Realized gains	$146	$0	$146	$44
Realized losses	0	0	0	0
Net gains	$146	$0	$146	$44

Securities, issued by agencies of the federal government, with a carrying value of $176,709,000 and $142,914,000 on September 30, 2014 and December 31, 2013, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014
Debt securities:
U.S. agency	$0	$0	$10,980	$(144)	$10,980	$(144)
U.S. agency mortgage-backed, residential	48,509	(193)	4,219	(41)	52,728	(234)
State and municipal	1,237	(1)	1,697	(11)	2,934	(12)
Total temporarily impaired debt securities, available-for-sale	$49,746	$(194)	$16,896	$(196)	$66,642	$(390)

December 31, 2013
Debt securities:
U.S. agency	$15,351	$(461)	$0	$0	$15,351	$(461)
U.S. agency mortgage-backed, residential	56,787	(825)	0	0	56,787	(825)
State and municipal	9,897	(78)	797	(14)	10,694	(92)
Total temporarily impaired debt securities, available-for-sale	$82,035	$(1,364)	$797	$(14)	$82,832	$(1,378)

The unrealized losses of $194,000 at September 30, 2014 within the less than 12 months category were attributable to fourteen U.S. agency mortgage-backed securities and three state and municipal securities. The unrealized losses of $196,000 within the 12 months or more category were attributable to four U.S. agency securities, two U.S. agency mortgage-backed securities, and four state and municipal securities. All of the securities with unrealized losses have been evaluated and determined to be investment grade.

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

The Corporation believes that unrealized losses at September 30, 2014 were primarily the result of changes in market interest rates and that it has the ability to hold these investments for a time necessary to recover the amortized cost. Through September 30, 2014, the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

Note 4—Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of September 30, 2014 and December 31, 2013, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (FHLBP) and, to a lesser degree, Atlantic Community Bankers Bank (ACBB). Under the FHLBP’s Capital Plan, PeoplesBank is required to maintain a minimum member stock investment, as a condition of remaining a member and as a condition of obtaining borrowings from the FHLBP. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the periods ended September 30, 2014 and 2013. FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended September 30, 2014 and 2013.

Note 5—Loans

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at September 30, 2014 and December 31, 2013. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance. Those industries representing the largest dollar investment and most risk are listed separately. The “Other” commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

(dollars in thousands)	September 30, 2014	December 31, 2013
Builder & developer	$107,542	$106,436
Commercial real estate investor	151,462	141,372
Residential real estate investor	89,198	78,400
Hotel/Motel	75,371	70,324
Wholesale & retail	67,053	75,445
Manufacturing	35,532	36,872
Agriculture	40,242	38,041
Other	176,794	167,325
Total commercial related loans	743,194	714,215
Residential mortgages	32,676	25,695
Home equity	82,585	80,859
Other	33,549	38,615
Total consumer related loans	148,810	145,169
Total loans	$892,004	$859,384

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

The table below presents a summary of loan risk ratings by loan class at September 30, 2014 and December 31, 2013.

(dollars in thousands)	Pass	Special Mention	Substandard	Nonaccrual	Total
September 30, 2014
Builder & developer	$94,626	$6,726	$4,074	$2,116	$107,542
Commercial real estate investor	140,572	4,293	3,389	3,208	151,462
Residential real estate investor	83,982	3,279	268	1,669	89,198
Hotel/Motel	74,806	0	565	0	75,371
Wholesale & retail	58,700	8,223	0	130	67,053
Manufacturing	31,336	3,533	663	0	35,532
Agriculture	37,055	2,751	436	0	40,242
Other	173,685	1,623	843	643	176,794
Total commercial related loans	694,762	30,428	10,238	7,766	743,194
Residential mortgage	32,530	0	28	118	32,676
Home equity	81,998	354	10	223	82,585
Other	33,024	82	0	443	33,549
Total consumer related loans	147,552	436	38	784	148,810
Total loans	$842,314	$30,864	$10,276	$8,550	$892,004

December 31, 2013
Builder & developer	$91,106	$4,879	$4,786	$5,665	$106,436
Commercial real estate investor	129,763	3,749	3,426	4,434	141,372
Residential real estate investor	74,626	1,790	187	1,797	78,400
Hotel/Motel	70,324	0	0	0	70,324
Wholesale & retail	73,425	892	0	1,128	75,445
Manufacturing	34,986	1,215	671	0	36,872
Agriculture	34,961	2,629	451	0	38,041
Other	164,621	880	482	1,342	167,325
Total commercial related loans	673,812	16,034	10,003	14,366	714,215
Residential mortgage	25,541	4	30	120	25,695
Home equity	80,271	357	11	220	80,859
Other	37,814	207	0	594	38,615
Total consumer related loans	143,626	568	41	934	145,169
Total loans	$817,438	$16,602	$10,044	$15,300	$859,384

Impaired Loans

The table below presents a summary of impaired loans at September 30, 2014 and December 31, 2013. Generally, impaired loans are loans risk rated substandard and nonaccrual or classified as troubled debt restructurings. An allowance is established for individual commercial loans where the Corporation has doubt as to full recovery of the outstanding principal balance. Typically, impaired consumer loans are partially or fully charged off obviating the need for a specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for charge-offs.

	September 30, 2014			December 31, 2013
(dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance:
Builder & developer	$4,145	$4,145	—	$3,861	$3,861	—
Commercial real estate investor	6,597	6,597	—	7,860	7,860	—
Residential real estate investor	411	411	—	354	579	—
Hotel/Motel	565	565	—	0	0	—
Wholesale & retail	402	402	—	1,403	1,403	—
Manufacturing	663	663	—	671	671	—
Agriculture	0	0	—	0	0	—
Other commercial	1,011	1,011	—	1,498	1,498	—
Residential mortgage	146	171	—	150	176	—
Home equity	233	233	—	231	256	—
Other consumer	443	443	—	594	609	—
Total impaired loans with no related allowance	$14,616	$14,641	—	$16,622	$16,913	—

Impaired loans with a related allowance:
Builder & developer	$2,045	$2,045	$953	$7,733	$7,733	$850
Commercial real estate investor	0	0	0	0	0	0
Residential real estate investor	1,526	1,526	559	1,630	1,630	650
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	0	0	0	0	0	0
Manufacturing	0	0	0	0	0	0
Agriculture	436	436	100	451	451	100
Other commercial	475	475	300	326	326	120
Residential mortgage	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total impaired loans with a related allowance	$4,482	$4,482	$1,912	$10,140	$10,140	$1,720

Total impaired loans:
Builder & developer	$6,190	$6,190	$953	$11,594	$11,594	$850
Commercial real estate investor	6,597	6,597	0	7,860	7,860	0
Residential real estate investor	1,937	1,937	559	1,984	2,209	650
Hotel/Motel	565	565	0	0	0	0
Wholesale & retail	402	402	0	1,403	1,403	0
Manufacturing	663	663	0	671	671	0
Agriculture	436	436	100	451	451	100
Other commercial	1,486	1,486	300	1,824	1,824	120
Residential mortgage	146	171	0	150	176	0
Home equity	233	233	0	231	256	0
Other consumer	443	443	0	594	609	0
Total impaired loans	$19,098	$19,123	$1,912	$26,762	$27,053	$1,720

The table below presents a summary of average impaired loans and related interest income that was included in net income for the three and nine months ended September 30, 2014 and 2013.

	For the three months ended
	September 30, 2014			September 30, 2013
(dollars in thousands)	Average Recorded Investment	Total Interest Income	Cash Basis Interest Income	Average Recorded Investment	Total Interest Income	Cash Basis Interest Income
Impaired loans with no related allowance:
Builder & developer	$4,277	$64	$1	$9,094	$132	$0
Commercial real estate investor	6,620	76	26	6,182	61	23
Residential real estate investor	571	24	22	305	0	1
Hotel/Motel	582	5	0	0	0	0
Wholesale & retail	605	8	5	1,882	65	62
Manufacturing	665	10	0	679	11	0
Agriculture	0	0	0	0	0	0
Other commercial	1,151	5	0	1,563	4	0
Residential mortgage	146	0	0	152	3	2
Home equity	208	1	1	392	2	0
Other consumer	474	6	6	626	2	4
Total impaired loans with no related allowance	$15,299	$199	$61	$20,875	$280	$92

Impaired loans with a related allowance:
Builder & developer	$2,045	$5	$0	$0	$0	$0
Commercial real estate investor	0	0	0	0	0	0
Residential real estate investor	1,526	2	0	2,236	0	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	0	0	0	0	0	0
Manufacturing	0	0	0	0	0	0
Agriculture	439	8	0	460	8	0
Other commercial	475	7	0	602	0	0
Residential mortgage	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total impaired loans with a related allowance	$4,485	$22	$0	$3,298	$8	$0

Total impaired loans:
Builder & developer	$6,322	$69	$1	$9,094	$132	$0
Commercial real estate investor	6,620	76	26	6,182	61	23
Residential real estate investor	2,097	26	22	2,541	0	1
Hotel/Motel	582	5	0	0	0	0
Wholesale & retail	605	8	5	1,882	65	62
Manufacturing	665	10	0	679	11	0
Agriculture	439	8	0	460	8	0
Other commercial	1,626	12	0	2,165	4	0
Residential mortgage	146	0	0	152	3	2
Home equity	208	1	1	392	2	0
Other consumer	474	6	6	626	2	4
Total impaired loans	$19,784	$221	$61	$24,173	$288	$92

	For the nine months ended
	September 30, 2014			September 30, 2013
(dollars in thousands)	Average Recorded Investment	Total Interest Income	Cash Basis Interest Income	Average Recorded Investment	Total Interest Income	Cash Basis Interest Income
Impaired loans with no related allowance:
Builder & developer	$4,211	$228	$18	$9,913	$396	$5
Commercial real estate investor	7,229	226	78	5,953	195	92
Residential real estate investor	462	29	22	210	5	4
Hotel/Motel	449	15	0	0	0	0
Wholesale & retail	856	82	73	2,435	108	126
Manufacturing	667	32	0	686	33	0
Agriculture	0	0	0	0	0	0
Other commercial	1,202	36	21	1,589	10	4
Residential mortgage	148	4	3	118	7	5
Home equity	233	3	3	351	8	0
Other consumer	504	21	21	628	15	17
Total impaired loans with no related allowance	$15,961	$676	$239	$21,883	$777	$253

Impaired loans with a related allowance:
Builder & developer	$4,437	$18	$0	$97	$0	$0
Commercial real estate investor	0	0	0	0	0	0
Residential real estate investor	1,522	5	0	2,447	(9)	0
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	0	0	0	0	0	0
Manufacturing	0	0	0	0	0	0
Agriculture	444	24	0	465	24	0
Other commercial	369	14	0	786	0	0
Residential mortgage	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total impaired loans with a related allowance	$6,772	$61	$0	$3,795	$15	$0

Total impaired loans:
Builder & developer	$8,648	$246	$18	$10,010	$396	$5
Commercial real estate investor	7,229	226	78	5,953	195	92
Residential real estate investor	1,984	34	22	2,657	(4)	4
Hotel/Motel	449	15	0	0	0	0
Wholesale & retail	856	82	73	2,435	108	126
Manufacturing	667	32	0	686	33	0
Agriculture	444	24	0	465	24	0
Other commercial	1,571	50	21	2,375	10	4
Residential mortgage	148	4	3	118	7	5
Home equity	233	3	3	351	8	0
Other consumer	504	21	21	628	15	17
Total impaired loans	$22,733	$737	$239	$25,678	$792	$253

Past Due and Nonaccrual

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule which shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at September 30, 2014 and December 31, 2013.

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total Loans
September 30, 2014
Builder & developer	$108	$0	$0	$2,116	$2,224	$105,318	$107,542
Commercial real estate investor	0	0	0	3,208	3,208	148,254	151,462
Residential real estate investor	508	69	0	1,669	2,246	86,952	89,198
Hotel/Motel	0	565	0	0	565	74,806	75,371
Wholesale & retail	348	0	0	130	478	66,575	67,053
Manufacturing	0	0	0	0	0	35,532	35,532
Agriculture	0	0	0	0	0	40,242	40,242
Other	130	0	0	643	773	176,021	176,794
Total commercial related loans	1,094	634	0	7,766	9,494	733,700	743,194
Residential mortgage	0	0	0	118	118	32,558	32,676
Home equity	394	150	0	223	767	81,818	82,585
Other	187	9	0	443	639	32,910	33,549
Total consumer related loans	581	159	0	784	1,524	147,286	148,810
Total loans	$1,675	$793	$0	$8,550	$11,018	$880,986	$892,004

December 31, 2013
Builder & developer	$220	$0	$0	$5,665	$5,885	$100,551	$106,436
Commercial real estate investor	0	0	0	4,434	4,434	136,938	141,372
Residential real estate investor	0	265	0	1,797	2,062	76,338	78,400
Hotel/Motel	0	0	0	0	0	70,324	70,324
Wholesale & retail	0	0	0	1,128	1,128	74,317	75,445
Manufacturing	0	0	0	0	0	36,872	36,872
Agriculture	0	0	0	0	0	38,041	38,041
Other	109	0	0	1,342	1,451	165,874	167,325
Total commercial related loans	329	265	0	14,366	14,960	699,255	714,215
Residential mortgage	0	0	0	120	120	25,575	25,695
Home equity	171	0	0	220	391	80,468	80,859
Other	118	161	0	594	873	37,742	38,615
Total consumer related loans	289	161	0	934	1,384	143,785	145,169
Total loans	$618	$426	$0	$15,300	$16,344	$843,040	$859,384

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

The table below shows loans whose terms have been modified under TDRs during the three and nine months ended September 30, 2014 and 2013. There was no impairment loss recognized on any of these TDRs. One commercial loan with a recorded investment of $188,000 modified under a TDR during the nine months ended September 30, 2013, defaulted and was modified again, and subsequently defaulted under the terms of the new modification agreement during the nine months ended September 30, 2014.

	Modifications
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Recorded
	of	Recorded	Recorded	Investment
(dollars in thousands)	Contracts	Investments	Investments	at Period End
Three months ended:

September 30, 2014
None

September 30, 2013
Commercial related loans nonaccrual	1	375	375	200

Nine months ended:

September 30, 2014
Commercial related loans accruing	1	$194	$194	$188
Consumer related loans nonaccrual	1	$150	$120	$120

September 30, 2013
Commercial related loans accruing	1	$208	$208	$206

NOTE 6 – Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the three and nine months ended September 30, 2014 and 2013.

		Commercial	Residential						Total
	Builder &	real estate	real estate	Hotel/	Wholesale &				commercial
(dollars in thousands)	developer	investor	investor	Motel	retail	Manufacturing	Agriculture	Other	related
Allowance for loan losses:

Balance, July 1, 2014	$2,241	$1,592	$1,420	$655	$637	$212	$318	$1,513	$8,588
Charge-offs	0	0	0	0	0	0	0	0	0
Recoveries	0	0	0	0	3	0	0	0	3
Provisions	(95)	95	(7)	(19)	(32)	(3)	0	(21)	(82)
Balance, September 30, 2014	$2,146	$1,687	$1,413	$636	$608	$209	$318	$1,492	$8,509

Balance, July 1, 2013	$1,576	$1,213	$1,181	$505	$1,856	$201	$253	$1,151	$7,936
Charge-offs	0	0	(85)	0	0	0	0	0	(85)
Recoveries	0	0	0	0	25	0	0	16	41
Provisions	(400)	188	265	(13)	(1,239)	0	21	30	(1,148)
Balance, September 30, 2013	$1,176	$1,401	$1,361	$492	$642	$201	$274	$1,197	$6,744

				Total
	Residential	Home		consumer
(dollars in thousands)	mortgage	equity	Other	related	Unallocated	Total
Allowance for loan losses:

Balance, July 1, 2014	$61	$157	$323	$541	$1,331	$10,460
Charge-offs	0	0	(15)	(15)	0	(15)
Recoveries	0	5	10	15	0	18
Provisions	1	(2)	(66)	(67)	399	250
Balance, September 30, 2014	$62	$160	$252	$474	$1,730	$10,713

Balance, July 1, 2013	$77	$236	$276	$589	$934	$9,459
Charge-offs	0	(25)	(106)	(131)	0	(216)
Recoveries	0	2	13	15	0	56
Provisions	(8)	24	124	140	1,158	150
Balance, September 30, 2013	$69	$237	$307	$613	$2,092	$9,449

		Commercial	Residential						Total
	Builder &	real estate	real estate	Hotel/	Wholesale &				commercial
(dollars in thousands)	developer	investor	investor	Motel	retail	Manufacturing	Agriculture	Other	related
Allowance for loan losses:

Balance, January 1, 2014	$2,073	$1,500	$1,482	$595	$637	$217	$307	$1,393	$8,204
Charge-offs	0	(200)	(91)	0	(35)	0	0	0	(326)
Recoveries	0	0	190	0	25	0	0	0	215
Provisions	73	387	(168)	41	(19)	(8)	11	99	416
Balance, September 30, 2014	$2,146	$1,687	$1,413	$636	$608	$209	$318	$1,492	$8,509

Balance, January 1, 2013	$1,571	$1,259	$1,195	$485	$1,913	$237	$202	$1,170	$8,032
Charge-offs	(62)	0	(310)	0	(210)	0	0	0	(582)
Recoveries	0	0	0	0	47	0	0	17	64
Provisions	(333)	142	476	7	(1,108)	(36)	72	10	(770)
Balance, September 30, 2013	$1,176	$1,401	$1,361	$492	$642	$201	$274	$1,197	$6,744

				Total
	Residential	Home		consumer
(dollars in thousands)	mortgage	equity	Other	related	Unallocated	Total
Allowance for loan losses:

Balance, January 1, 2014	$65	$237	$269	$571	$1,200	$9,975
Charge-offs	(30)	(41)	(265)	(336)	0	(662)
Recoveries	4	40	41	85	0	300
Provisions	23	(76)	207	154	530	1,100
Balance, September 30, 2014	$62	$160	$252	$474	$1,730	$10,713

Balance, January 1, 2013	$124	$237	$238	$599	$671	$9,302
Charge-offs	(28)	(99)	(239)	(366)	0	(948)
Recoveries	1	8	52	61	0	125
Provisions	(28)	91	256	319	1,421	970
Balance, September 30, 2013	$69	$237	$307	$613	$2,092	$9,449

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment at September 30, 2014 and 2013 and December 31, 2013.

		Commercial	Residential						Total
	Builder &	real estate	real estate	Hotel/	Wholesale &				commercial
(dollars in thousands)	developer	investor	investor	Motel	retail	Manufacturing	Agriculture	Other	related
Allowance for loan losses:

Individually evaluated for impairment	$953	$0	$559	$0	$0	$0	$100	$300	$1,912
Collectively evaluated for impairment	1,193	1,687	854	636	608	209	218	1,192	6,597
Balance, September 30, 2014	$2,146	$1,687	$1,413	$636	$608	$209	$318	$1,492	$8,509

Individually evaluated for impairment	$850	$0	$650	$0	$0	$0	$100	$120	$1,720
Collectively evaluated for impairment	1,223	1,500	832	595	637	217	207	1,273	6,484
Balance, December 31, 2013	$2,073	$1,500	$1,482	$595	$637	$217	$307	$1,393	$8,204

Individually evaluated for impairment	$0	$0	$650	$0	$0	$0	$100	$120	$870
Collectively evaluated for impairment	1,176	1,401	711	492	642	201	174	1,077	5,874
Balance, September 30, 2013	$1,176	$1,401	$1,361	$492	$642	$201	$274	$1,197	$6,744

Loans:

Individually evaluated for impairment	$6,190	$6,597	$1,937	$565	$402	$663	$436	$1,486	$18,276
Collectively evaluated for impairment	101,352	144,865	87,261	74,806	66,651	34,869	39,806	175,308	724,918
Balance, September 30, 2014	$107,542	$151,462	$89,198	$75,371	$67,053	$35,532	$40,242	$176,794	$743,194

Individually evaluated for impairment	$11,594	$7,860	$1,984	$0	$1,403	$671	$451	$1,824	$25,787
Collectively evaluated for impairment	94,842	133,512	76,416	70,324	74,042	36,201	37,590	165,501	688,428
Balance, December 31, 2013	$106,436	$141,372	$78,400	$70,324	$75,445	$36,872	$38,041	$167,325	$714,215

Individually evaluated for impairment	$9,020	$6,673	$2,510	$0	$1,616	$676	$458	$1,862	$22,815
Collectively evaluated for impairment	94,092	129,808	70,482	65,940	72,863	33,474	34,852	149,878	651,389
Balance, September 30, 2013	$103,112	$136,481	$72,992	$65,940	$74,479	$34,150	$35,310	$151,740	$674,204

				Total
	Residential	Home		consumer
(dollars in thousands)	mortgage	equity	Other	related		Unallocated	Total
Allowance for loan losses:

Individually evaluated for impairment	$0	$0	$0	$0		$0	$1,912
Collectively evaluated for impairment	62	160	252	474		1,730	8,801
Balance, September 30, 2014	$62	$160	$252	$474		$1,730	$10,713

Individually evaluated for impairment	$0	$0	$0	$0		$0	$1,720
Collectively evaluated for impairment	65	237	269	571		1,200	8,255
Balance, December 31, 2013	$65	$237	$269	$571		$1,200	$9,975

Individually evaluated for impairment	$0	$0	$0	$0		$0	$870
Collectively evaluated for impairment	69	237	307	613		2,092	8,579
Balance, September 30, 2013	$69	$237	$307	$613		$2,092	$9,449

Loans:

Individually evaluated for impairment	$146	$233	$443	$822	$		$19,098
Collectively evaluated for impairment	32,530	82,352	33,106	147,988			872,906
Balance, September 30, 2014	$32,676	$82,585	$33,549	$148,810	$		$892,004

Individually evaluated for impairment	$150	$231	$594	$975	$		$26,762
Collectively evaluated for impairment	25,545	80,628	38,021	144,194			832,622
Balance, December 31, 2013	$25,695	$80,859	$38,615	$145,169	$		$859,384

Individually evaluated for impairment	$151	$387	$585	$1,123	$		$23,938
Collectively evaluated for impairment	24,974	74,693	38,667	138,334			789,723
Balance, September 30, 2013	$25,125	$75,080	$39,252	$139,457	$		$813,661

Note 7—Deposits

The composition of deposits as of September 30, 2014 and December 31, 2013 is shown below.

(dollars in thousands)	September 30, 2014	December 31, 2013
Noninterest bearing demand	$117,954	$107,921
NOW	86,401	83,949
Money market	306,479	292,870
Savings	41,726	39,522
Time deposits less than $100,000	232,406	230,641
Time deposits $100,000 or more	174,129	170,400
Total deposits	$959,095	$925,303

Note 8—Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. At September 30, 2014, the balance of securities sold under agreements to repurchase was $41,377,000 compared to $24,597,000 at December 31, 2013. At September 30, 2014, there were no other short-term borrowings compared to $15,766,000 at December 31, 2013.

The following table presents a summary of long-term debt as of September 30, 2014 and December 31, 2013.

(dollars in thousands)	September 30, 2014	December 31, 2013
PeoplesBank’s obligations:
Federal Home Loan Bank of Pittsburgh (FHLBP)
Due July 2015, 1.90%	$5,000	$5,000
Due July 2016, 2.35%	5,000	5,000
Due September 2016, 1.18%	10,000	10,000
Due October 2016, 1.06%	10,000	10,000
Due October 2016, 1.10%	10,000	10,000
Due April 2017, .97%	10,000	0
Due March 2018, 1.17%	10,000	10,000
Due June 2018, 1.87%	5,000	5,000
Due June 2019, 2.10%	5,000	5,000
Total FHLBP	70,000	60,000
Capital lease obligation	119	183
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 2.25%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 1.77% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Total long-term debt	$80,429	$70,493

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

Quantitative measures established by regulators to ensure capital adequacy require Codorus Valley and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to quarter-to-date average assets (leverage ratio). Management believes that Codorus Valley and PeoplesBank were well capitalized on September 30, 2014 based on regulatory capital guidelines.

	Actual		Minimum for Capital Adequacy		Well Capitalized Minimum*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at September 30, 2014
Capital ratios:
Tier 1 risk based	$123,360	13.25%	$37,231	4.00%	n/a	n/a
Total risk based	134,073	14.40	74,462	8.00	n/a	n/a
Leverage	123,360	10.25	48,144	4.00	n/a	n/a

at December 31, 2013
Capital ratios:
Tier 1 risk based	$115,477	12.79%	$36,118	4.00%	n/a	n/a
Total risk based	125,452	13.89	72,236	8.00	n/a	n/a
Leverage	115,477	10.18	45,371	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at September 30, 2014
Capital ratios:
Tier 1 risk based	$119,349	12.87%	$37,102	4.00%	$55,653	6.00%
Total risk based	130,062	14.02	74,204	8.00	92,755	10.00
Leverage	119,349	9.94	48,013	4.00	60,016	5.00

at December 31, 2013
Capital ratios:
Tier 1 risk based	$111,713	12.42%	$35,987	4.00%	$53,981	6.00%
Total risk based	121,688	13.53	71,975	8.00	89,968	10.00
Leverage	111,713	9.88	45,236	4.00	56,545	5.00

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

Preferred stock issued under the US Treasury’s Small Business Lending Fund Program

The U.S. Department of the Treasury (Treasury) has a capital investment in the Corporation pursuant to the Corporation’s participation in the Treasury’s Small Business Lending Funding Program (SBLF Program). In August 2011, the Corporation sold to the Treasury, for an aggregate purchase price of $25 million, 25,000 shares of non-cumulative, perpetual preferred stock, Series B, $1,000 liquidation value, $2.50 par value. On May 30, 2014, the Corporation redeemed 13,000 of the 25,000 outstanding shares of the Corporation’s preferred stock that had been issued to the Treasury, leaving 12,000 outstanding shares and $12 million of preferred stock as of September 30, 2014. The May 30, 2014 preferred stock redemption was funded primarily with the funds the Corporation raised in the March 26, 2014 private placement of its common stock.

The annualized dividend rate on the preferred stock issued under the SBLF Program was 1 percent for the three and nine months ended September 30, 2014 and 2013. Based on the increase in the qualified small business lending portfolio balance over the baseline level at September 30, 2013, the dividend rate will remain at 1 percent through February 18, 2016. Thereafter, under the provisions of the SBLF Program the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%). Additional information about SBLF preferred stock is disclosed in Note 10—Shareholders’ Equity in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

Common stock dividend

Periodically, the Corporation distributes stock dividends on its common stock. On October 14, 2014, the Corporation declared a 5 percent common stock dividend payable on December 9, 2014, to shareholders of record at the close of business on October 28, 2014. Distribution of this stock dividend will result in the issuance of approximately 276,417 additional common shares. The Corporation distributed a 5 percent stock dividend on December 10, 2013 which resulted in the issuance of 225,937 additional common shares.

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

Note 12—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $25,751,000 of standby letters of credit outstanding on September 30, 2014, compared to $27,673,000 on December 31, 2013. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of September 30, 2014 and December 31, 2013, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
September 30, 2014
Securities available-for-sale:
U.S. agency	$29,500	$0	$29,500	$0
U.S. agency mortgage-backed, residential	126,055	0	126,055	0
State and municipal	73,248	0	73,248	0

December 31, 2013
Securities available-for-sale:
U.S. agency	$33,499	$0	$33,499	$0
U.S. agency mortgage-backed, residential	105,919	0	105,919	0
State and municipal	89,323	0	89,323	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans
Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At September 30, 2014, the fair value of impaired loans with a valuation allowance or charge-off was of $2,741,000, which is net of valuation allowances of $1,912,000 and charge-offs of $26,000. At December 31, 2013 the fair value of impaired loans with a valuation allowance or charge-off was $8,669,000, which is net of valuation allowances of $1,720,000 and charge-offs of $291,000.

Foreclosed Real Estate
Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. At September 30, 2014, the fair value of foreclosed real estate with a valuation allowance or charge-off was $1,010,000, which is net of valuation allowances of $1,627,000. At December 31, 2013, the carrying value of foreclosed real estate with a valuation allowance or charge-off was $3,098,000, which is net of valuation allowances of $3,954,000 and charge-offs of $100,000.

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
September 30, 2014
Impaired loans	$2,741	$0	$0	$2,741
Foreclosed real estate	1,010	0	0	1,010

December 31, 2013
Impaired loans	$8,669	$0	$0	$8,669
Foreclosed real estate	3,098	0	0	3,098

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques		Unobservable Input		Range	Weighted Average
September 30, 2014
Impaired loans	$2,741	Appraisal	(1)	Appraisal adjustments	(2)	10% - 25%	20%
Foreclosed real estate	1,010	Appraisal	(1)	Appraisal adjustments	(2)	68% - 68%	68%

December 31, 2013
Impaired loans	$8,669	Appraisal	(1)	Appraisal adjustments	(2)	13% - 27%	19%
Foreclosed real estate	3,098	Appraisal	(1)	Appraisal adjustments	(2)	8% - 67%	45%

(1)	Fair value is generally determined through independent appraisals, which generally include various level 3 inputs that are not identifiable.
(2)

Appraisals may be adjusted downward by the Corporation’s management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Disclosures about Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of the Corporation’s financial instruments as of September 30, 2014 and December 31, 2013:

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

The following presents the carrying amounts and estimated fair values of the Corporation’s financial instruments as of September 30, 2014 and December 31, 2013.

			Fair Value Estimates
(dollars in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
September 30, 2014
Financial assets
Cash and cash equivalents	$34,231	$34,231	$34,231	$0	$0
Securities available-for-sale	228,803	228,803	$0	228,803	0
Restricted investment in bank stocks	4,710	4,710	0	4,710	0
Loans held for sale	641	659	0	659	0
Loans, net	881,291	894,266	0	0	894,266
Interest receivable	3,441	3,441	0	3,441	0

Financial liabilities
Deposits	$959,095	$959,944	$0	$959,944	$0
Short-term borrowings	41,377	41,377	0	41,377	0
Long-term debt	80,429	78,018	0	70,355	7,663
Interest payable	385	385	0	385	0

Off-balance sheet instruments	0	0	0	0	0

December 31, 2013
Financial assets
Cash and cash equivalents	$15,062	$15,062	$15,062	$0	$0
Securities available-for-sale	228,741	228,741	0	228,741	0
Restricted investment in bank stocks	4,742	4,742	0	4,742	0
Loans held for sale	514	524	0	524	0
Loans, net	849,409	868,413	0	0	868,413
Interest receivable	3,583	3,583	0	3,583	0

Financial liabilities
Deposits	$925,303	$927,396	$0	$927,396	$0
Short-term borrowings	40,363	40,363	0	40,363	0
Long-term debt	70,493	68,604	0	60,417	8,187
Interest payable	391	391	0	391	0

Off-balance sheet instruments	0	0	0	0	0

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

		Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Gross amounts Not Offset in the Statements of Condition
(dollars in thousands)					Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2014
Repurchase Agreements	(1)	$41,377	$0	$41,377	$(41,377)	$0	$0

December 31, 2013
Repurchase Agreements	(1)	$24,597	$0	$24,597	$(24,597)	$0	$0

(1)	As of September 30, 2014 and December 31, 2013, the fair value of securities pledged in connection with repurchase agreements was $43,746,000 and $29,299,000, respectively.

Note 15—Pending Acquisition

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

As reported in a Form 8-K dated October 15, 2014, the merger transaction has been formally approved by Madison’s shareholders. As reported in a Form 8-K dated November 3, 2014, the merger transaction has been approved by the various federal and state bank regulators. Consummation of the Merger is subject to the fulfillment of certain other terms and conditions.

It is expected that the acquisition will be completed in the first quarter of 2015.

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

Three months ended September 30, 2014,
compared to three months ended September 30, 2013

FINANCIAL HIGHLIGHTS

The Corporation earned net income available to common shareholders (earnings) totaling $3,149,000 for the quarter ended September 30, 2014, compared to $2,615,000 for the quarter ended September 30, 2013. The $534,000 or 20 percent increase in earnings was primarily the result of increases in net interest income and noninterest income, which more than offset increases in noninterest expense, the provision for loan losses, and the provision for income taxes, as described below.

Net interest income increased $951,000 or 10 percent for the third quarter of 2014, compared to the third quarter of 2013, due primarily to an increase in the volume of interest-earning assets, principally commercial loans and U.S. agency mortgage-backed securities, and a decrease in the overall cost of deposits.

The provision for loan losses for the third quarter of 2014 increased $100,000 or 67 percent compared to the third quarter of 2013. The increased provision supported growth in the commercial loan portfolio and maintained the adequacy of the allowance for loan losses.

The $308,000 or 17 percent increase in total noninterest income for the third quarter of 2014, compared to the third quarter of 2013, was primarily the result of increases in trust fees, income from mutual fund and annuity sales, and gains on sales of securities, which collectively more than offset a decrease in net gain from sales of loans held for sale (i.e. residential mortgage loans), reflecting a decline in refinancing demand due to elevated mortgage market interest rates.

The $270,000 or 3 percent increase in noninterest expense for the third quarter of 2014, compared to the third quarter of 2013, was driven by increases in personnel and professional and legal expenses, which more than offset a substantial decrease on foreclosed real estate expenses. Personnel expense increased $245,000 or 6 percent as a result of expanding the banking franchise and normal business growth. The $193,000 or 103 percent increase in professional and legal expense primarily was due to investment banking and legal fees associated with pre-merger activities related to the Corporation’s planned acquisition of Madison Bancorp, Inc. as previously announced in a Form 8-K dated July 22, 2014 (see Note 15 – Pending Acquisition). Foreclosed real estate expenses decreased $217,000 or 78 percent primarily as a result of the reversal of a $50,000 allowance on a foreclosed real estate property during the third quarter of 2014 compared to a $125,000 provision expense on a foreclosed real estate property during the third quarter of 2013.

The $387,000 or 39 percent increase in the provision for income taxes for the third quarter of 2014, compared to the third quarter of 2013, was primarily the result of a higher level of pretax earnings, and to a lesser extent, a decrease in the amount of tax-exempt income for the third quarter of 2014 as compared to the same period in 2013.

The schedule below presents selected performance metrics for the third quarter of both 2014 and 2013. All per share computations include the effect of stock dividends declared, including the 5 percent common stock dividend declared October 14, 2014.

	Three months ended September 30,
	2014	2013
Basic earnings per common share	$0.54	$0.52
Diluted earnings per common share	$0.54	$0.51
Cash dividend payout ratio	21.80%	20.74%
Return on average assets	1.05%	0.97%
Return on average equity	11.03%	10.26%
Net interest margin (tax equivalent basis)	3.80%	3.78%
Net overhead ratio	1.98%	2.12%
Efficiency ratio	61.17%	64.39%
Average equity to average assets	9.56%	9.42%

A more detailed analysis of the factors and trends affecting corporate earnings follows.

INCOME STATEMENT ANALYSIS

Net interest income

Net interest income for the three month period ended September 30, 2014, was $10,646,000, an increase of $951,000 or 10 percent above the third quarter of 2013. The increase was due primarily to increased interest income from an increase in the average volume of interest earning assets, and a decrease in the cost of deposits, partially offset by an increase in long-term debt interest expense due to an increase in borrowings. Net interest income (tax equivalent basis) annualized as a percentage of average interest earning assets, i.e., net interest margin, was 3.80 percent for the third quarter of 2014, compared to 3.78 percent for the same period in 2013.

Interest income for the third quarter of 2014 totaled $12,670,000, an increase of $851,000 or 7 percent above the third quarter of 2013. The increase was driven primarily by an increase in the average volume of interest earning assets, principally commercial loans and U.S. agency mortgage-backed securities. Interest earning assets averaged $1.14 billion and yielded 4.50 percent (tax equivalent basis) for the third quarter of 2014, compared to $1.05 billion and 4.58 percent, respectively, for the third quarter of 2013. While the volume of earning assets increased, its effect on interest income was slightly muted by lower loan yields, a reflection of the continuing low interest rate environment.

Interest expense for the third quarter of 2014 totaled $2,024,000, a decrease of $100,000 or 5 percent below the third quarter of 2013. The decrease in total interest expense was driven primarily by a general decrease in deposit rates, due to the continuing low interest rate environment, and from a larger volume of low-cost core deposits. The Corporation defines core deposits as noninterest and interest bearing demand, savings and money market deposits. The average volume of these core demand and savings deposits was $550 million for the third quarter of 2014, a $32 million or 6 percent increase above the average volume for the third quarter of 2013. The growth of core deposits is a particular focus of the Corporation because of the lower cost of funds, fee income generated by certain transaction activity, and the relationship opportunity to cross-sell other financial products and services. Decreased interest expense on deposits was partially offset by higher interest expense on long-term debt, which increased $98,000 or 49 percent due to an increase in the average volume of borrowings. Long-term debt averaged $80 million for the third quarter of 2014, compared to a $44 million average for the third quarter of 2013. The increase in long-term debt was comprised of advances from the Federal Home Loan Bank of Pittsburgh. These advances were low rate borrowings with intermediate term bullet maturities that supplement deposit funding and provide a hedge against rising market interest rates.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended September 30,
	2014			2013
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest bearing deposits with banks	$25,462	$16	0.25%	$27,250	$17	0.25%
Investment securities:
Taxable	154,871	915	2.34	144,238	797	2.19
Tax-exempt	71,364	697	3.87	89,713	876	3.87
Total investment securities	226,235	1,612	2.83	233,951	1,673	2.84

Loans:
Taxable (1)	872,908	11,110	5.05	778,944	10,308	5.25
Tax-exempt	19,039	241	5.02	12,001	161	5.32
Total loans	891,947	11,351	5.05	790,945	10,469	5.25
Total earning assets	1,143,644	12,979	4.50	1,052,146	12,159	4.58
Other assets (2)	62,999			56,668
Total assets	$1,206,643			$1,108,814
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$388,500	$325	0.33%	$378,997	$361	0.38%
Savings	41,945	15	0.14	38,728	24	0.25
Time	420,587	1,342	1.27	411,419	1,504	1.45
Total interest bearing deposits	851,032	1,682	0.78	829,144	1,889	0.90
Short-term borrowings	32,900	43	0.52	24,519	34	0.55
Long-term debt	80,442	299	1.47	43,568	201	1.83
Total interest bearing liabilities	964,374	2,024	0.83	897,231	2,124	0.94

Noninterest bearing deposits	119,633			100,505
Other liabilities	7,322			6,642
Shareholders’ equity	115,314			104,436

Total liabilities and shareholders’ equity	$1,206,643			$1,108,814
Net interest income (tax equivalent basis)		$10,955			$10,035
Net interest margin (3)			3.80%			3.78%
Tax equivalent adjustment		(309)			(340)
Net interest income		$10,646			$9,695

(1)	Average balance includes average nonaccrual loans of $8,248,000 for 2014 and $10,667,000 for 2013.
Interest includes net loan fees of $487,000 for 2014 and $328,000 for 2013.
(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.
(3)	Net interest income (tax equivalent basis) annualized as a percentage of average interest earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended September 30, 2014 vs. 2013
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$(1)	$0	$(1)
Investment securities:
Taxable	56	62	118
Tax-exempt	(178)	(1)	(179)
Loans:
Taxable	1,452	(650)	802
Tax-exempt	95	(15)	80
Total interest income	1,424	(604)	820
Interest Expense
Deposits:
Interest bearing demand	10	(46)	(36)
Savings	2	(11)	(9)
Time	34	(196)	(162)
Short-term borrowings	12	(3)	9
Long-term debt	166	(68)	98
Total interest expense	224	(324)	(100)
Net interest income	$1,200	$(280)	$920

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for loan losses

The provision for loan losses was $250,000 for the third quarter of 2014, an increase of $100,000 or 67 percent above the provision of $150,000 for the third quarter of 2013. The increased provision supported growth in the commercial loan portfolio and maintained the adequacy of the allowance for loan losses. More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 54.

Noninterest income

The following table presents the components of total noninterest income for the third quarter of 2014, compared to the third quarter of 2013.

Table 3 - Noninterest income

	Three months ended September 30,		Change Increase (Decrease)
(dollars in thousands)	2014	2013	$	%

Trust and investment services fees	$592	$510	$82	16%
Income from mutual fund, annuity and insurance sales	178	74	104	141
Service charges on deposit accounts	783	688	95	14
Income from bank owned life insurance	184	192	(8)	(4)
Other income	155	157	(2)	(1)
Net gain on sales of loans held for sale	124	233	(109)	(47)
Gain on sales of securities	146	0	146	nm *
Total noninterest income	$2,162	$1,854	$308	17%

*nm – not meaningful

The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The $82,000 or 16 percent increase in trust and investment services fees was due to appreciation in the market value of managed accounts, upon which some fees are based, and growth in traditional trust business.

Income from mutual fund, annuity and insurance sales—The $104,000 or 141 percent increase in income from the sale of mutual fund, annuity and insurance products by Codorus Valley Financial Advisors (CVFA), a subsidiary of PeoplesBank, was a result of increased sales volume during the third quarter of 2014, while the third quarter of 2013 reflected the negative impact of the resignation of three registered representatives who left CVFA in 2013.

Service charges on deposit accounts—The $95,000 or 14 percent increase in service charge income on deposit accounts was due primarily to increases in overdraft fees and debit card revenue.

Net gain on sales of loans held for sale—The $109,000 or 47 percent decrease in gains from the sale of residential mortgage loans held for sale resulted from a decrease in mortgage originations, as refinancing demand and gains therefrom have declined significantly, and the higher level of mortgage interest rates has priced some borrowers out of the mortgage market.

Gain on sales of securities— The third quarter of 2014 had $146,000 in gains from the sale of approximately $4 million of U.S. agency securities. Comparatively, there were no sales of investment securities in the third quarter of 2013.

Noninterest expense

The following table presents the components of total noninterest expense for the third quarter of 2014, compared to the third quarter of 2013.

Table 4 - Noninterest expense

	Three months ended September 30,		Change Increase (Decrease)
(dollars in thousands)	2014	2013	$	%

Personnel	$4,436	$4,191	$245	6%
Occupancy of premises, net	505	496	9	2
Furniture and equipment	552	522	30	6
Postage, stationery and supplies	199	131	68	52
Professional and legal	380	187	193	103
Marketing	340	341	(1)	(0)
FDIC insurance	149	154	(5)	(3)
Debit card processing	199	204	(5)	(2)
Charitable donations	66	32	34	106
Telephone	141	130	11	8
External data processing	186	178	8	4
Foreclosed real estate including (gains) losses on sales	60	277	(217)	(78)
Other	789	889	(100)	(11)
Total noninterest expense	$8,002	$7,732	$270	3%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $245,000 or 6 percent increase in personnel expense was due largely to an increase in wage expense resulting from planned franchise expansion.

Postage, stationary and supplies—The $68,000 or 52 percent increase in postage, stationary and supplies was due primarily to franchise expansion, postage rate increases, and new stationary reflecting the Corporation’s updated branding.

Professional and legal—The $193,000 or 103 percent increase in professional and legal expense primarily was due to investment banking and legal fees associated with pre-merger activities related to the Corporation’s planned acquisition of Madison Bancorp, Inc. (see Note 15 – Pending Acquisition).

Charitable donations—The $34,000 or 106 percent increase in charitable donations was the primarily the result of a charitable donation of a parcel of foreclosed real estate.

Foreclosed real estate—The $217,000 or 78 percent decrease in foreclosed real estate expenses was primarily the result of the reversal of a $50,000 allowance on a foreclosed real estate property during the third quarter of 2014 compared to a $125,000 provision expense on a foreclosed real estate property during the third quarter of 2013.

Other —Other expense, comprised of many underlying expenses, decreased $100,000 or 11 percent primarily due to decreased impaired loan costs as the lower volume of nonperforming assets in 2014 versus 2013 resulted in less carrying and collection costs.

Provision for income taxes

The provision for income tax for the third quarter of 2014 was $1,377,000, compared to $990,000 for the third quarter of 2013. The $387,000 or 39 percent increase was primarily the result from a higher level of pretax earnings, and a decrease in the amount of tax-exempt income for the third quarter of 2014 as compared to the same period in 2013. For both periods, the Corporation’s statutory federal income tax rate was 34 percent. The Corporation’s effective income tax rate was 30 percent for the third quarter of 2014, compared to 27 percent for the third quarter of 2013 as a result of the lower tax-exempt income. The effective tax rate differs from the statutory tax rate due to the impact of low-income housing credits and tax-exempt income, including income from bank owned life insurance.

Preferred stock dividends

Preferred stock dividends for the third quarter of 2014 totaled $30,000 compared to $62,000 for the third quarter of 2013. Though an annualized dividend rate of 1 percent applied to both periods, the amount of preferred stock dividends for the third quarter of 2014 decreased because, on May 30, 2014, as reported on a Form 8-K filed on the same date, the Corporation used the net proceeds from a private placement of common stock, and additional cash, to redeem $13 million of the $25 million in outstanding shares of the Corporation’s preferred stock held by the United States Department of the Treasury. The Corporation is currently paying the lowest permissible dividend rate under the U.S. Treasury’s Small Business Lending Fund Program (SBLF Program) as a result of originating loans that qualify for the SBLF Program in excess of a pre-determined loan portfolio baseline balance. Information about the SBLF Program is provided in this report at Note 10-Shareholders’ Equity.

Nine months ended September 30, 2014, compared
to the nine months ended September 30, 2013

FINANCIAL HIGHLIGHTS

The Corporation earned net income available to common shareholders (earnings) totaling $8,845,000 for the first nine months of 2014, compared to $7,797,000 for the same period of 2013. The $1,048,000 or 13 percent increase in earnings was due primarily to an increase in net interest income, which more than offset increases in the provision for loan losses, noninterest expense and income taxes, as described below.

Net interest income increased $3,208,000 or 11 percent for the first nine months of 2014, compared to the same period of 2013, due primarily to an increase in the average volume of interest-earning assets, principally commercial loans and U.S. agency mortgage-backed securities, and a decrease in the overall cost of deposits. The average balance of interest-earning assets increased $104 million or 10 percent compared to the same period of 2013. Net interest income (tax equivalent basis) annualized as a percentage of average interest earning assets, i.e., net interest margin, was 3.83 percent for the first nine months of 2014, compared to 3.81 percent for the same period in 2013.

The provision for loan losses for the first nine months of 2014 was $1,100,000 compared to $970,000 for the same period in 2013, an increase of $130,000 and 13 percent for 2014 year to date. The increased provision was required to support growth in the loan portfolio and to maintain the adequacy of the allowance for loan losses. The average balance of total loans for the first nine months of 2014 was $879 million or 14% higher than the $769 million of average total loans for the first nine months of 2013.

The $89,000 or 2 percent decrease in total noninterest income for the first nine months of 2014, compared to the same period of 2013, was primarily the result of a sharp decrease in the net gain from sales of loans held for sale (i.e. residential mortgage loans). The decrease was offset by increases in trust fees, service charges on deposit accounts, and gains on sales of securities. The lower mortgage sale revenue reflects a decline in consumer mortgage demand and refinancing activity, primarily due to higher mortgage market interest rates that increased in mid-2013 and generally have persisted throughout 2014.

The $1,494,000 or 7 percent increase in noninterest expense for the first nine months of 2014, compared to the same period of 2013, was due largely to an increase in personnel and facilities expenses, professional fees, marketing costs, and charitable donations.

Personnel expense increased $554,000 and occupancy and furniture and equipment expenses increased $220,000 primarily as a result of expanding the banking franchise. Professional and legal expense increased $330,000 due to investment banking and legal fees associated with pre-merger activities related to the Corporation’s planned acquisition of Madison Bancorp, Inc. (see Note 15 – Pending Acquisition), as well as increases in consulting expenses which supported corporate revenue growth initiatives. Marketing expense increased $319,000 as a result of non-recurring costs to promote PeoplesBank’s 150th year in business anniversary. An increase in charitable contributions of $317,000 reflects increased donations to nonprofit organizations that qualify for state tax credits, which reduce future tax liabilities and effectively lowers the overall cost of the donations. External data processing increased $108,000 reflecting greater reliance on outsourcing transaction processing to specialized vendors, expanded services offered to our client base, and higher transaction volume from normal business growth. Offsetting these overhead increases were reduced foreclosed real estate expenses, which decreased $107,000 as sales of certain larger foreclosed properties during 2014 reduced related property holding costs. Additionally, the Corporation experienced favorable savings in certain other expense categories, including bank shares tax expense and impaired loan carrying costs.

The $490,000 or 17 percent increase in the provision for income taxes for the first nine months of 2014, compared to the same period of 2013, primarily resulted from higher level of pretax earnings and a decrease in the amount of tax-exempt income.

The schedule below presents selected performance metrics for the first nine months of both 2014 and 2013. All per share computations include the effect of stock dividends declared, including the 5 percent common stock dividend distributed on December 10, 2013, and the 5 percent common stock dividend declared October 14, 2014.

	Nine months ended September 30,
	2014	2013
Basic earnings per common share	$1.60	$1.57
Diluted earnings per common share	$1.57	$1.54
Cash dividend payout ratio	29.52%	19.63%
Return on average assets	1.01%	0.98%
Return on average equity	10.48%	10.26%
Net interest margin (tax equivalent basis)	3.83%	3.81%
Net overhead ratio	2.02%	2.01%
Efficiency ratio	61.70%	62.57%
Average equity to average assets	9.62%	9.60%

A more detailed analysis of the factors and trends affecting corporate earnings follows.

INCOME STATEMENT ANALYSIS

Net interest income

Net interest income for the nine-month period ended September 30, 2014, was $31,356,000, an increase of $3,208,000 or 12 percent above the same period of 2013. The increase was due primarily to increased interest income from a 10 percent increase in the average volume of interest-earning assets for the first nine months of 2014 compared to the first nine months of 2013. A decrease in the cost of deposits, partially offset by increased long-term debt interest expense due to an increase in borrowings, also contributed to the increase in net increase income. Net interest income (tax equivalent basis) annualized as a percentage of average interest-earning assets, i.e., net interest margin, was 3.83 percent for the first nine months of 2014 compared to 3.81 percent for the same period in 2013.

Interest income for the first nine months totaled $37,447,000, an increase of $2,794,000 or 8 percent above the same period of 2013. The increase was driven primarily by an increase in the average volume of interest earning assets, principally commercial loans and U.S. agency mortgage-backed securities. Interest earning assets averaged $1.13 billion and yielded 4.55 percent (tax equivalent basis) for the first nine months of 2014, compared to $1.02 billion and a yield of 4.66 percent, respectively, for the first nine months of 2013. While the volume of earning assets increased, its effect on interest income was slightly muted by the lower asset yields, a reflection of the continuing low interest rate environment.

Interest expense for the first nine months of 2014 totaled $6,091,000, a decrease of $414,000 or 6 percent below the same period of 2013. The decrease in total interest expense was driven primarily by a general decrease in deposit rates, due to the continuing low interest rate environment, and from a larger volume of low-cost core deposits. The Corporation defines core deposits as noninterest and interest bearing demand, savings and money market deposits. The average volume of these core demand and savings deposits was $541 million for the nine-month period ending September 30, 2014, a $42 million or 8 percent increase above the average volume for the same period of 2013. The growth of core deposits is a particular focus of the Corporation because of the lower cost of funds, fee income generated by certain transaction activity, and the relationship opportunity to cross-sell other financial products and services.

Decreased interest expense on deposits was offset by higher interest expense on long-term debt, which increased $316,000 or 56 percent due to an increase in average borrowings. Long-term debt averaged $79 million for the first nine months of 2014, compared to a $39 million average for the same period of 2013. The increase in long-term debt was comprised of advances from the Federal Home Loan Bank of Pittsburgh. These advances were low rate borrowings with intermediate term bullet maturities that supplement deposit funding and provide a hedge against rising market interest rates.

Table 5-Average Balances and Interest Rates (tax equivalent basis)

	Nine months ended September 30,
	2014			2013
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest bearing deposits with banks	$22,359	$42	0.25%	$31,422	$59	0.25%
Investment securities:
Taxable	149,634	2,735	2.44	131,037	2,072	2.11
Tax-exempt	76,889	2,253	3.92	92,495	2,717	3.93
Total investment securities	226,523	4,988	2.94	223,532	4,789	2.86

Loans:
Taxable (1)	860,963	32,707	5.08	757,499	30,379	5.36
Tax-exempt	17,978	672	5.00	11,254	468	5.56
Total loans	878,941	33,379	5.08	768,753	30,847	5.36
Total earning assets	1,127,823	38,409	4.55	1,023,707	35,695	4.66
Other assets (2)	60,489			57,289
Total assets	$1,188,312			$1,080,996
Liabilities and Shareholders’ Equity Deposits:
Interest bearing demand	$386,581	$1,021	0.35%	$369,193	$1,032	0.37%
Savings	40,970	60	0.20	37,560	70	0.25
Time	416,642	4,013	1.29	409,470	4,747	1.55
Total interest bearing deposits	844,193	5,094	0.81	816,223	5,849	0.96
Short-term borrowings	29,467	116	0.53	21,914	91	0.56
Long-term debt	79,254	881	1.49	39,470	565	1.91
Total interest bearing liabilities	952,914	6,091	0.85	877,607	6,505	0.99

Noninterest bearing deposits	113,213			92,455
Other liabilities	7,866			7,133
Shareholders’ equity	114,319			103,801

Total liabilities and shareholders’ equity	$1,188,312			$1,080,996
Net interest income (tax equivalent basis)		$32,318			$29,190
Net interest margin (3)			3.83%			3.81%
Tax equivalent adjustment		(962)			(1,042)
Net interest income		$31,356			$28,148

(1)	Average balance includes average nonaccrual loans of $11,418,000 for 2014 and $10,388,000 for 2013.
Interest includes net loan fees of $1,308,000 for 2014 and $1,049,000 for 2013.
(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.
(3)	Net interest income (tax equivalent basis) annualized as a percentage of average interest earning assets.

Table 6-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Nine months ended September 30, 2014 vs. 2013
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$(17)	$0	$(17)
Investment securities:
Taxable	284	379	663
Tax-exempt	(459)	(5)	(464)
Loans:
Taxable	4,548	(2,220)	2,328
Tax-exempt	279	(75)	204
Total interest income	4,635	(1,921)	2,714
Interest Expense
Deposits:
Interest bearing demand	86	(97)	(11)
Savings	6	(16)	(10)
Time	83	(817)	(734)
Short-term borrowings	30	(5)	25
Long-term debt	561	(245)	316
Total interest expense	766	(1,180)	(414)
Net interest income	$3,869	$(741)	$3,128

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for loan losses

The provision for loan losses for the first nine months of 2014 was $1,100,000, which was provided to support growth in the commercial loan portfolio and maintain the adequacy of the allowance for loan losses. The provision was $130,000 or 13 percent higher compared to the first nine months of 2013. Average total loans for the first nine months of 2014 were $879 million, a 14 percent increase as compared to the $769 million of average total loans for the first nine months of 2013.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 54.

Noninterest income

The following table presents the components of total noninterest income for the first nine months of 2014 compared to the first nine months of 2013.

Table 7 - Noninterest income

	Nine months ended September 30,		Change Increase (Decrease)
(dollars in thousands)	2014	2013	$	%

Trust and investment services fees	$1,644	$1,447	$197	14%
Income from mutual fund, annuity and insurance sales	503	496	7	1
Service charges on deposit accounts	2,221	1,992	229	11
Income from bank owned life insurance	532	543	(11)	(2)
Other income	458	503	(45)	(9)
Net gain on sales of loans held for sale	306	874	(568)	(65)
Gain on sales of securities	146	44	102	232
Total noninterest income	$5,810	$5,899	$(89)	(2)%

The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The $197,000 or 14 percent increase in trust and investment services fees was due to appreciation in the market value of managed accounts, upon which some fees are based, and growth in traditional trust business.

Service charges on deposit accounts—The $229,000 or 11 percent increase in service charge income was due primarily to increases in debit card revenue and overdraft fees.

Net gain on sales of loans held for sale—The $568,000 or 65 percent decrease in gains from the sale of residential mortgage loans held for sale resulted from a decrease in mortgage originations, as refinancing demand and gains therefrom have declined significantly, and the higher level of mortgage interest rates has priced some prospective borrowers out of the mortgage market.

Gain on sales of securities—The $102,000 increase in gains on sales of securities related to gains realized during the third quarter of 2014 from the sale of approximately $4 million of U.S. agency securities.

Noninterest expense

The following table presents the components of total noninterest expense for the first nine months of 2014, compared to the first nine months of 2013.

Table 8 - Noninterest expense

	Nine months ended September 30,		Change Increase (Decrease)
(dollars in thousands)	2014	2013	$	%

Personnel	$13,040	$12,486	$554	4%
Occupancy of premises, net	1,586	1,519	67	4
Furniture and equipment	1,646	1,493	153	10
Postage, stationery and supplies	521	438	83	19
Professional and legal	819	489	330	67
Marketing	1,060	741	319	43
FDIC insurance	511	463	48	10
Debit card processing	592	577	15	3
Charitable donations	835	518	317	61
Telephone	432	396	36	9
External data processing	621	513	108	21
Foreclosed real estate including (gains) losses on sales	307	414	(107)	(26)
Other	1,666	2,095	(429)	(20)
Total noninterest expense	$23,636	$22,142	$1,494	7%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $554,000 or 4 percent increase in personnel expense was due largely to an increase in wage expense resulting from planned franchise expansion that occurred during the first nine months of 2014 and the latter half of 2013 that affect the current period.

Furniture and equipment—The $153,000 or 10 percent increase in furniture and equipment was due primarily to normal business growth, including expenses from the addition of two banking offices in the year 2013 that affect the current period, and related increased depreciation on computer hardware and software.

Professional and legal—The $330,000 or 67 percent increase in professional and legal expense was due to investment banking and legal fees associated with pre-merger activities related to the Corporation’s planned acquisition of Madison Bancorp, Inc. (see Note 15 – Pending Acquisition), as well as increases in consulting expenses which supported corporate revenue growth initiatives.

Marketing—The $319,000 or 43 percent increase in marketing expense was primarily the result of non-recurring costs to promote PeoplesBank’s 150th year in business anniversary.

FDIC insurance—The $48,000 or 10 percent increase in FDIC insurance expense related primarily to growth in the average balance of deposits for 2014, resulting in a higher deposit insurance assessment.

Charitable donations—The $317,000 or 61 percent increase in charitable donations was the result of an increase in donations to nonprofit organizations that qualify for related state tax credits. PeoplesBank uses state tax credits from donations to reduce its Pennsylvania shares tax expense, included in other expenses. State tax credits typically range from 55 to 90 percent of the amount donated, effectively lowering the cost of the donation.

External data processing—The $108,000 or 21 percent increase in external data processing reflects increased reliance on outsourcing transaction processing to specialized vendors, which is typically performed on their hosted and secure websites thereby increasing our processing efficiency. Expansion in the electronic banking services offered to our client base, and higher transaction volume from normal business growth, also contributed to the increase in this expense category.

Foreclosed real estate—The $107,000 or 26 percent decrease in foreclosed real estate expenses was a result of sales of certain larger foreclosed properties in 2014. The sales reduced the volume of foreclosed assets held and the related year-over-year holding costs incurred, including real estate taxes, property maintenance, appraisal costs, and collection processing costs.

Other—The $429,000 or 20 percent decrease in other expense was primarily attributable to a substantial decrease in PA shares tax expense, a component of other expense. The decrease in shares tax expense reflected both (i) statutory changes in the formula for determining the shares tax which were favorable for the Corporation’s tax basis, and (ii) changes in the volume of tax credits which originated from qualifying charitable donations described earlier. Additionally, impaired loan costs decreased as the lower volume of nonperforming assets in 2014 versus 2013 resulted in less carrying and collection costs.

Provision for income taxes

The provision for income tax for the first nine months of 2014 was $3,441,000, compared to $2,951,000 for the same period of 2013. The $490,000 or 17 percent increase in the provision for income taxes was primarily the result of higher pretax earnings, and a decrease in the amount of tax-exempt income for the first nine months of 2014 as compared to the same period in 2013. For both periods, the Corporation’s statutory federal income tax rate was 34 percent. The Corporation’s effective income tax rate was 28 percent for the first nine months of 2014, compared to 27 percent for the first nine months of 2013. The effective tax rate differs from the statutory tax rate due to the impact of low-income housing credits and tax-exempt income, including income from bank owned life insurance.

Preferred stock dividends

Preferred stock dividends for the first nine months of 2014 totaled $144,000 compared to $187,000 for the same period of 2013. Though an annualized dividend rate of 1 percent applied to both periods, the amount of preferred stock dividends for the first nine months of 2014 decreased because, on May 30, 2014, as reported on a Form 8-K filed on the same date, the Corporation used the net proceeds from a private placement of common stock, and additional cash, to redeem $13 million of the $25 million in outstanding shares of the Corporation’s preferred stock held by the United States Department of the Treasury. The Corporation is currently paying the lowest permissible dividend rate under the U.S. Treasury’s Small Business Lending Fund Program (SBLF Program) as a result of originating loans that qualify for the SBLF Program in excess of a pre-determined loan portfolio baseline balance. Information about the SBLF Program is provided in this report at Note 10-Shareholders’ Equity.

BALANCE SHEET REVIEW

Interest bearing deposits with banks

On September 30, 2014, interest bearing deposits with banks totaled $21 million, compared to $2 million at year-end 2013. The increase was the result of the growth in deposits, which outpaced the deployment of funds to the loan and investment security portfolios.

Securities available-for-sale

On September 30, 2014, the fair value of securities available-for-sale totaled $229 million, which represented approximately the same total value of investments as compared year-end 2013. During 2014, cash inflows from U.S. agency mortgage-backed securities and state and municipal bond maturities (or bond calls) were reinvested in new investments in U.S. agency mortgage-backed securities. The overall composition of the Corporation’s investment securities portfolio is provided in Note 3-Securities.

Loans

On September 30, 2014, total loans, net of deferred fees, totaled $892 million, which was $33 million or 4 percent higher than the level at year-end 2013. The increase in volume was due primarily to increases in commercial loans within the commercial real estate investor and residential real estate investor sectors, and additional loan growth in other industry sectors (e.g., agriculture, hotel/motel, and transportation industries). The composition of the Corporation’s loan portfolio is provided in Note 5—Loans.

Deposits

On September 30, 2014, deposits totaled $959 million, which represented a $34 million or 4 percent increase compared to the level at year-end 2013. Of the increase in total deposits, $10 million was attributable to growth in noninterest bearing deposits, with an additional $18 million related to growth in both interest bearing demand and savings deposits. Growth in time deposits of approximately $6 million reflected new monies from a special rate promotion in early 2014 to celebrate PeoplesBank’s 150th anniversary. The composition of the Corporation’s deposit portfolio is provided in Note 7—Deposits.

Long-term debt

On September 30, 2014, long-term debt totaled $80 million, which was $10 million or 14 percent above the year-end 2013 level. The increase was the result of a $10 million advance from the Federal Home Loan Bank of Pittsburgh that provides liquidity and acts as a hedge against rising market interest rates. A listing of outstanding long-term debt obligations is provided in Note 8—Short-Term Borrowing and Long-Term Debt.

Shareholders’ equity and capital adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Total shareholders’ equity was approximately $116 million on September 30, 2014, an increase of approximately $8 million or 8 percent, compared to the level at December 31, 2013. The increase in capital was primarily the result of retained earnings from profitable operations, less cash dividends paid during the first nine months of 2014. The composition of shareholders’ equity reflects an increase in common equity and a decrease in preferred equity as a result of the net proceeds from a $13 million private placement of common stock being used to redeem preferred stock, as discussed below.

Dividends on common stock

The Corporation has historically paid cash dividends on its common stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other relevant factors. As recently announced, the Board of Directors declared a quarterly cash dividend of $0.125 per common share on October 14, 2014, payable on November 11, 2014, to shareholders of record at the close of business on October 28, 2014. This dividend follows a $0.125 cash dividend distributed in August, and $0.12 per common share of cash dividends distributed in May and February 2014. Also, on October 14, 2014, the Board of Directors declared a 5 percent common stock dividend, to be distributed on December 9, 2014, to shareholders of record at the close of business on October 28, 2014.

Private placement of common stock and redemption of preferred stock

As previously announced on the Form 8-K filed on March 27, 2014, the Corporation completed the private placement of 650,000 shares of its common stock to accredited investors at a purchase price of $20 per share, pursuant to which the Corporation raised gross proceeds of $13 million. After issuance costs, net proceeds from the private placement totaled approximately $12.5 million. These net proceeds, in addition to $0.5 million in cash, were used to redeem $13 million of the $25 million of outstanding preferred stock issued to the U.S. Treasury under its Small Business Lending Fund Program, as reported on the Form 8-K filed on May 30, 2014. More information about the private placement and the preferred stock can be found in this report at Note 10—Shareholders’ Equity. For the nine month periods ended September 30, 2014 and 2013, accrued dividends equated to an annualized dividend rate of 1 percent on the preferred stock outstanding.

Capital adequacy

The Corporation and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Note 9—Regulatory Matters to the financial statements. We believe that Codorus Valley and PeoplesBank were well capitalized on September 30, 2014, based on regulatory capital guidelines.

On July 2, 2013, the Board of Governors of the Federal Reserve System finalized its rule implementing the Basel III regulatory capital framework, which the FDIC adopted on July 9, 2013. Under the rule, minimum requirements will increase both the quantity and quality of capital held by banking organizations. Additionally, a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5 percent and a common equity Tier 1 conservation buffer of 2.5 percent of risk-weighted assets will apply to all supervised financial institutions. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent for all banks. The new rule also increases the risk weights for past-due loans, certain commercial real estate loans and some equity exposures, and makes selected other changes in risk weights and credit conversion factors. The rule for smaller, less complex institutions, which includes the Corporation, takes effect January 1, 2015.

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

As fully phased in, a banking organization with a buffer greater than 2.5% would not be subject to limits on dividend payments or discretionary bonus payments; however, a banking organization with a buffer less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. The new rule also prohibits a banking organization from paying dividends or discretionary bonuses if its eligible net income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% as of the beginning of that quarter. Eligible net income is defined as net income for the four calendar quarters preceding the current calendar quarter, net of any distributions and associated tax effects not already reflected in net income. A summary of payout restrictions based on the capital conservation buffer is as follows:

Capital Conservation Buffer (as a % of risk-weighted assets)	Maximum Payout (as a % of eligible net income)
Greater than 2.5%	No payout limitation applies
≤ 2.5% and >1.875%	60%
≤ 1.875% and >1.25%	40%
≤ 1.25% and >0.625%	20%
≤ 0.625%	0%

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

Nonperforming assets

The following table presents asset categories posing the greatest risk of loss and related ratios. We generally place a loan on nonaccrual status and cease accruing interest income, i.e., recognize interest income on a cash basis, as long as the loan is sufficiently collateralized, when loan payment performance is unsatisfactory and the loan is past due 90 days or more. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank. Troubled debt restructurings pertain to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. The paragraphs and table below address significant changes in the aforementioned categories as of September 30, 2014, compared to December 31, 2013.

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

Table 9 - Nonperforming Assets

	September 30,	December 31,
(dollars in thousands)	2014	2013

Nonaccrual loans	$6,273	$13,231
Nonaccrual loans, troubled debt restructurings	2,277	2,069
Total nonperforming loans	8,550	15,300
Foreclosed real estate, net of allowance	2,805	4,068
Total nonperforming assets	$11,355	$19,368
Accruing troubled debt restructurings	$1,997	$3,342

Total period-end loans, net of deferred fees	$892,004	$859,384
Allowance for loan losses (ALL)	$10,713	$9,975
ALL as a % of total period-end loans	1.20%	1.16%
Annualized net charge-offs as a % of average total loans	0.05%	0.10%
ALL as a % of nonperforming loans	125.30%	65.20%
Nonperforming loans as a % of total period-end loans	0.96%	1.78%
Nonperforming assets as a % of total period-end loans and net foreclosed real estate	1.27%	2.24%
Nonperforming assets as a % of total period-end assets	0.94%	1.68%
Nonperforming assets as a % of total period-end shareholders’ equity	9.80%	17.99%

The level of nonperforming assets as of September 30, 2014, has decreased by approximately $8.0 million or 41 percent when compared to year-end 2013. Significant transactions contributing to the decrease include sales of two foreclosed real estate properties in the third quarter of 2014 totaling $1.9 million, a $3.9 million payment received on a nonaccrual loan in the second quarter of 2014, and a $1.05 million payoff of a nonaccrual loan in the first quarter of 2014. Generally, we remain concerned about prolonged low economic growth, or a weakening economy, and the corresponding effects it has on our commercial borrowers.

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

As of September 30, 2014, the nonperforming loan portfolio balance totaled $8,550,000, compared to $15,300,000 at year-end 2013. Significant activity contributing to the decrease included (i) a $3.9 million payment received on a nonaccrual commercial loan, (ii) a $1.05 million payoff of a nonaccrual commercial loan, (iii) payments totaling $679,000 from collateral sales and guarantees on a commercial loan relationship, and (iv) reclassifications to foreclosed real estate totaling $1.6 million. For both periods the portfolio balance was comprised primarily of collateralized commercial loans. On September 30, 2014, the nonaccrual loan portfolio was comprised of twenty-four unrelated loan relationships with outstanding principal balances ranging in size from $18,300 to $1,969,000. Four unrelated commercial relationships, which represent 74 percent of the nonperforming loan portfolio balance, are described below.

Loan no. 1—At September 30, 2014, the outstanding principal balance of the loan relationship was $1,969,000, collateralized by commercial rental properties with rents assigned to PeoplesBank. Based on a recent appraisal of the primary real estate collateralizing the relationship, we believe that the loans are adequately secured. The borrower is presently operating under a troubled debt restructuring agreement.

Loan no. 2—At September 30, 2014, the outstanding principal balance of this loan relationship was $1,595,000. The balance outstanding was significantly reduced in 2014 due to a significant principal payment of $3,879,000 received during the second quarter, funded by proceeds from the sale of the largest commercial property securing the loan. The remaining balance is collateralized by various smaller properties, some with prior lienholders. A $750,000 allowance for probable loan losses was established for this relationship. Management is pursuing its legal remedies to recover the remaining amount due.

Loan no. 3—At September 30, 2014, the outstanding principal balance of the loan relationship was $1,407,000, collateralized by various residential rental properties. A $500,000 allowance for loan losses was established for this relationship. The Bank is presently pursuing its legal remedies to recover the amount due, including sales of underlying collateral.

Loan no. 4—At September 30, 2014, the outstanding principal balance of the loan relationship was $1,349,000, collateralized by two commercial properties. Based on an independent appraisal of the real estate collateralizing the relationship, we believe that the loans are adequately collateralized. The Bank is presently pursuing its legal remedies to recover the amount due.

Foreclosed real estate

Foreclosed real estate is included in the Other Assets category on the Corporation’s balance sheet. The carrying amount of foreclosed real estate on September 30, 2014, net of allowance, totaled $2,805,000 and was comprised of seven unrelated accounts ranging in size from $51,000 to $1,010,000, net of allowance. Total foreclosed real estate decreased by 31% from December 31, 2013, to September 30, 2014, with the decrease primarily attributable to the sales of two foreclosed real estate assets with a combined carrying amount of $1,827,000 during the third quarter of 2014 with minimal combined additional losses.

Two unrelated foreclosed real estate properties, which represent 68% of the foreclosed real estate portfolio balance, net of allowance, as of September 30, 2014, are described below. If a valuation allowance for probable loss has been established for a particular property, it is so noted in the property description below. Further valuation allowances may be required on any foreclosed property as additional information becomes available or conditions change.

Property no. 1— The carrying amount of this property at September 30, 2014 was $1,010,000, which is net of a $1,627,000 valuation allowance. The property is comprised of 132 approved residential building lots. Of this total, 27 lots are improved. The property has been listed for sale with a property broker.

Property no. 2 – The carrying amount of this property at September 30, 2014 is $910,000. The property is comprised of an 8 acre parcel improved for commercially developable sites. Management is evaluating its disposition options with regard to this property.

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

The allowance for loan losses consists primarily of three components: specific allowances for individually impaired commercial loans; allowances calculated for pools of loans; and an unallocated component, which reflects the margin of imprecision inherent in the assumptions that underlie the evaluation of the adequacy of the allowance. The Corporation uses an internal risk rating system to evaluate individual loans. Loans are segmented into industry groups or pools with similar characteristics, and an allowance for loan losses is allocated to each segment based on quantitative factors such as recent loss history (two-year rolling average of net charge-offs) and qualitative factors, such as the results of internal and external credit reviews, changes in the size and composition of the loan portfolio, adequacy of collateral, and general economic conditions. Determining the level of the allowance for probable loan losses at any given period is subjective, particularly during deteriorating or uncertain economic periods, and requires that we make estimates using assumptions. There is also the potential for adjustment to the allowance as a result of regulatory examinations.

The following table presents an analysis of the activity in the allowance for loan losses for the nine months ended September 30, 2014 and 2013:

Table 10 - Analysis of Allowance for Loan Losses

(dollars in thousands)	2014	2013
Balance-January 1,	$9,975	$9,302

Provision charged to operating expense	1,100	970

Loans charged off:
Commercial, financial and agricultural	326	582
Real estate - residential mortgages	30	28
Consumer and home equity	306	338
Total loans charged off	662	948
Recoveries:
Commercial, financial and agricultural	215	64
Real estate - residential mortgages	4	1
Consumer and home equity	81	60
Total recoveries	300	125
Net charge-offs	362	823
Balance-September 30,	$10,713	$9,449

Ratios:
Allowance for loan losses as a % of total period-end loans	1.20%	1.16%
Annualized net charge-offs as a % of average total loans	0.05%	0.14%
Allowance for loan losses as a % of nonperforming loans	125.30%	96.61%

The $1,264,000 or 13 percent increase in the allowance from September 30, 2013 to September 30, 2014, generally supported the $78 million increase in loans, net of deferred fees, over the same 12 month period. The provision for loan losses for the first nine months of 2014 was $1,100,000 or 13 percent higher compared to the provision of $970,000 for the first nine months of 2013. The increased provision was required to support the larger commercial loan portfolio and to maintain the adequacy of the allowance for loan losses.

Net charge-offs for the first nine months of 2014 were $362,000 compared to $823,000 of net charge-offs for the same period of 2013. During 2014, the Corporation realized a recovery of $190,000 of a previous partial charge-off of an impaired commercial loan due to updated appraisals of underlying collateral resulting in a favorable fair value adjustment prior to the asset being transferred to foreclosed real estate. The risks and uncertainties associated with prolonged low growth, or weak economic and business conditions, or the erosion of real estate values, can adversely affect our borrowers’ ability to service their loans, causing significant fluctuations in the level of charge-offs and provision expense from one period to another. The unallocated portion of the allowance for loan losses decreased to $1,730,000 or 16 percent of the total allowance as of September 30, 2014, as compared to $2,092,000 or 22 percent of the total allowance as of September 30, 2013. Despite the comparatively favorable net charge off activity for 2014, the unallocated portion of the allowance was not further reduced in consideration of both continued loan growth, principally commercial loans, and the inherent imprecision in the methodology for estimating specific and general loan losses, including the unpredictable timing and amounts of charge-offs and related historical loss averages, and economic and real estate market value uncertainties which could negatively impact unimpaired portfolio loss factors. Based on a comprehensive analysis of the loan portfolio, we believe that the allowance for loan losses was adequate at September 30, 2014.

Liquidity risk management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan customers, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, it provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are scheduled investment security maturities and cash inflows, funds received from customer loan payments, and asset sales. The primary sources of liability liquidity are deposit growth, short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At September 30, 2014, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $51 million and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $300 million. The Corporation’s loan-to-deposit ratio was 93 percent at both September 30, 2014 and year-end 2013.

Off-balance sheet arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on September 30, 2014, totaled $291 million and consisted of $203 million in unfunded commitments under existing loan facilities, $62 million to grant new loans and $26 million in letters of credit. Normally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4.	Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the Corporation’s disclosure controls and procedures are effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2014, that has materially affected or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

The Corporation has a Share Repurchase Program (Program), which was authorized in 1995, and has been periodically amended, to permit the purchase of up to a maximum of 4.9 percent of the outstanding shares of the Corporation’s common stock at a price per share no greater than 200 percent of the latest quarterly published book value. For the nine month period ended September 30, 2014 and the year ended December 31, 2013, the Corporation had not acquired any of its common stock under the Program. The U.S. Treasury’s Small Business Lending Fund (SBLF) agreement imposes limits on the ability of the Corporation to repurchase shares of common stock if it fails to declare and pay quarterly dividends on the SBLF preferred stock.

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

101

Financial statements from the Quarterly Report on Form 10-Q of Codorus Valley Bancorp, Inc. for the quarter ended September 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholder’s Equity, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Codorus Valley Bancorp, Inc.
(Registrant)

November 7, 2014	/s/ Larry J. Miller
Date	Larry J. Miller
President & CEO
(Principal Executive Officer)

November 7, 2014	/s/ Jann A. Weaver
Date	Jann A. Weaver
Treasurer & Assistant Secretary
(Principal Financial and Accounting Officer)