Form 10-K
period 2014-12-31
CODORUS VALLEY BANCORP INC
filed 2015-03-10
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☒ No

The aggregate market value of Codorus Valley Bancorp, Inc.’s voting stock held by non-affiliates was approximately $108,117,325 as of June 30, 2014.

As of March 4, 2015, Codorus Valley Bancorp, Inc. had 5,838,553 shares of common stock outstanding, par value $2.50 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2015.

1

Codorus Valley Bancorp, Inc.
Form 10-K Index

PART I

Item 1:	Business

Codorus Valley Bancorp, Inc. (“Codorus Valley” or the “Corporation”) is a Pennsylvania business corporation, incorporated on October 7, 1986. On March 2, 1987, Codorus Valley became a bank holding company under the Bank Holding Company Act of 1956, as amended. PeoplesBank, A Codorus Valley Company (“PeoplesBank”) is its wholly owned bank subsidiary. The Corporation’s business consists primarily of managing PeoplesBank, and its principal source of income is dividends received from PeoplesBank. The Corporation also wholly-owns two non-bank subsidiaries, SYC Realty Co., Inc., a subsidiary for holding certain foreclosed assets pending liquidation, and CVLY Corp., which may be used, as needed, for the financial and legal management of acquisition transactions. On December 31, 2014, Codorus Valley had total consolidated assets of $1.21 billion, total deposits and other liabilities of $1.09 billion, and total shareholders’ equity of $118 million.

As reported on a Form 8-K filed on January 16, 2015, and as discussed in Note 20 – Subsequent Events to the consolidated financial statements included in this Annual Report on Form 10-K, on January 16, 2015, Codorus Valley acquired Madison Bancorp, Inc. (“Madison”), a Maryland corporation, and as part of the transaction, Madison’s wholly-owned banking subsidiary, Madison Square Federal Savings Bank (“MSFSB”), was merged with and into PeoplesBank, with PeoplesBank being the surviving bank.

Bank Subsidiary

PeoplesBank, organized in 1934, is a Pennsylvania chartered bank that offers a full range of business and consumer banking services. As of December 31, 2014, PeoplesBank operated twenty-one financial centers located in York and Cumberland Counties in Pennsylvania, and in Hunt Valley, Bel Air and Westminster, Maryland. PeoplesBank, with origins dating back to 1864, is focused on acquiring and nurturing financial relationships with small and mid-sized businesses. It also provides personal banking, mortgage banking, wealth management and real estate settlement services. The Federal Deposit Insurance Corporation insures the deposits of PeoplesBank to the maximum extent provided by law. On December 31, 2014, PeoplesBank had total gross loans of $921 million, excluding loans held for sale, and total deposits of $956 million. PeoplesBank had the second largest share of deposits in York County, Pennsylvania with deposits totaling 13.8 percent of the market as of June 30, 2014, the latest available measurement date.

PeoplesBank is not dependent on deposits of, or exposed to a loan concentration to, a single customer, or a small group of customers. Therefore, the loss of a single customer, or a small customer group, would not have a material adverse effect on the financial condition of PeoplesBank. At December 31, 2014, the largest indebtedness of a single PeoplesBank customer was approximately $12.5 million or 1.4 percent of the total loan portfolio, which was within PeoplesBank’s 2014 regulatory lending limit of $18.2 million.

Most of the Corporation’s business is with customers in York County, Pennsylvania and northern Maryland. Although this market area may pose a concentration risk geographically, we believe that the diverse local economy and our detailed knowledge of the customer base lessens this risk. At December 31, 2014, the Corporation had three industry concentrations that exceeded 10 percent of the total loan portfolio: commercial real estate investor was 15.7 percent of the portfolio; builder and developer were 12.5 percent of the portfolio; and residential real estate investors were 10.6 percent the portfolio. At December 31, 2013, the Corporation had two industry concentrations that exceeded 10 percent of the total loan portfolio: commercial real estate investor was 16.5 percent of the portfolio; and builder and developer were 12.4 percent of the portfolio. Loans to borrowers within these industries are usually collateralized by real estate.

Nonbank Subsidiaries of PeoplesBank

PeoplesBank had five wholly-owned nonbank subsidiaries as of December 31, 2014, that are consolidated for financial reporting purposes. Codorus Valley Financial Advisors, Inc., a subsidiary that sells non-deposit investment products, began operations in January 2000, and previously operated as SYC Insurance Services, Inc. until the change to the current name in December 2005. SYC Settlement Services, Inc. is a subsidiary that has provided real estate settlement services since January 1999. Periodically, PeoplesBank creates nonbank subsidiaries for the purpose of temporarily holding certain foreclosed assets pending liquidation. On December 31, 2014, three of these foreclosed asset subsidiaries were active.

Nonbank Subsidiaries of Codorus Valley Bancorp, Inc.

In 2006, Codorus Valley formed CVB Statutory Trust No. 2, a wholly-owned special purpose subsidiary whose sole purpose was to facilitate a pooled trust preferred debt issuance of $7,217,000. In 2004, Codorus Valley formed CVB Statutory Trust No. 1 to facilitate a pooled trust preferred debt issuance of $3,093,000. The Corporation owns 100 percent of the common stock of these nonbank subsidiaries, which are not consolidated for financial reporting purposes. These obligations are reported as junior subordinated debt on the Corporation’s balance sheet.

In 1991, SYC Realty Co., Inc. was incorporated as a wholly owned subsidiary of Codorus Valley, and originally commenced operations in October 1995. Codorus Valley created this nonbank subsidiary primarily for the purpose of holding certain foreclosed properties obtained by PeoplesBank pending liquidation of those properties. SYC Realty was inactive during the entire reporting period of 2014.

In 2014, CVLY Corp. was formed as a wholly-owned subsidiary of Codorus Valley to be used in connection with the acquisition of Madison Bancorp, Inc. (which was completed on January 16, 2015). This entity may be used, as needed, for the financial and legal management of acquisition transactions.

Employees

At year-end 2014, PeoplesBank employed 226 full-time employees and 32 part-time employees, which equated to approximately 238 full-time equivalent employees. Employees are not covered by a collective bargaining agreement, and PeoplesBank considers its relations with employees to be satisfactory.

Segment Reporting

Management has determined that it operates in only one segment, community banking. The Corporation’s non-banking activities are insignificant to the consolidated financial statements.

Competition

The banking industry in PeoplesBank’s service area, principally York County, Pennsylvania, and northern Maryland (specifically, Baltimore, Harford and Carroll counties), is highly competitive. PeoplesBank competes through service and price, and by leveraging its hometown image. It competes with commercial banks and other financial service providers, such as thrifts, credit unions, consumer finance companies, investment firms and mortgage companies. Some financial service providers operating in PeoplesBank’s service area operate on a national and regional scale and possess resources that are greater than PeoplesBank’s.

Supervision and Regulation

The Corporation is subject to extensive regulation under federal and Pennsylvania banking laws, regulations and policies, including prescribed standards relating to capital, earnings, dividends, the repurchase or redemption of shares, loans or extensions of credit to affiliates and insiders, internal controls, information systems, internal audit processes, loan documentation, credit underwriting, asset growth, impaired assets, and loan-to-value ratios. The bank regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking systems as a whole, and not for the protection of security holders.

The following summary sets forth certain of the material elements of the regulatory framework applicable to bank holding companies and their bank subsidiaries and provides certain specific information about Codorus Valley and PeoplesBank. It does not describe all of the provisions of the statutes, regulations and policies that are identified. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by express reference to each of the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on the business of the Corporation.

Bank Holding Company Regulations

Codorus Valley is registered as a bank holding company, and is subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”), under the Bank Holding Company Act of 1956, as amended. The Bank Holding Company Act requires bank holding companies to file periodic reports with, and subjects them to examination by, the Federal Reserve. The Federal Reserve has issued regulations under the Bank Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve may require Codorus Valley to use its resources to provide adequate capital funds to PeoplesBank during periods of financial stress or adversity.

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

PeoplesBank and the banking industry, in general, are affected by the monetary and fiscal policies of the U.S. Treasury and government agencies, including the Federal Reserve. Through open market securities transactions, and changes in its federal funds and discount rates and reserve requirements, the Federal Reserve exerts considerable influence over the cost and availability of funds for lending and investment.

Small Business Lending Fund Program

The U.S. Department of the Treasury (“Treasury”) has a capital investment in the Corporation pursuant to the Corporation’s participation in the Treasury’s Small Business Lending Funding Program (SBLF Program). In August 2011, the Corporation sold to the Treasury, for an aggregate purchase price of $25 million, 25,000 shares of non-cumulative, perpetual preferred stock, Series B, $1,000 liquidation value, $2.50 par value. Proceeds from the SBLF Program were used in part to redeem $16.5 million of outstanding Series A preferred stock previously issued to the Treasury under its Capital Purchase Program (“CPP”) and to repurchase a related CPP common stock warrant. In May 2014, the Corporation redeemed 13,000 of the 25,000 outstanding shares of the Corporation’s preferred stock that had been issued to the Treasury, leaving 12,000 shares and $12 million of Series B preferred stock outstanding as of December 31, 2014. The preferred stock redemption was funded primarily with funds raised in a March 2014 private placement of Codorus Valley’s common stock.

The transactions involving the Treasury were previously disclosed in filings with the SEC. The terms of the Series B preferred stock impose limits on the ability of the Corporation to pay dividends and repurchase shares of common stock, as disclosed within Note 10–Shareholders’ Equity to the consolidated financial statements.

Regulation of PeoplesBank

PeoplesBank is a Pennsylvania chartered bank that is not a member of the Federal Reserve System, and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (“FDIC”). Accordingly, PeoplesBank’s primary federal regulator is the FDIC, and PeoplesBank is subject to the extensive regulation and examination by the FDIC and the Pennsylvania Department of Banking and Securities.

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

As the primary federal regulator of PeoplesBank, the FDIC regularly examines banks in such areas as capital, asset quality, management, earnings, liquidity and sensitivity to market risk and other aspects of operations and requires that PeoplesBank furnish annual and quarterly reports. Examinations by the FDIC are designed for the protection of PeoplesBank’s depositors rather than Codorus Valley’s shareholders. The FDIC provides deposit insurance to banks, which covers all deposit accounts. The standard maximum insurance amount is $250,000 per depositor.

Effective January 1, 2012, PeoplesBank became subject to FDIC regulation 363.3(b), which requires depository institutions with total assets of $1 billion or more to engage an independent public accountant to examine, attest to, and report on the assertion of management concerning the institution’s internal control structure and procedures for financial reporting.

The Pennsylvania Insurance Department, the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”) control and supervise the licensing and activities of employees engaged in the sale of non-deposit investment products.

Federal Deposit Insurance and Premiums

PeoplesBank pays deposit insurance premiums to the FDIC based on a risk-based assessment formula established by the FDIC for Deposit Insurance Fund (DIF) member institutions. Institutions are classified into one of four risk categories and pay premiums according to perceived risk to the FDIC’s DIF. PeoplesBank has consistently been a risk category I institution, the least risky category. Institutions in risk categories II, III and IV are assessed premiums at progressively higher rates. In accordance with a FDIC final rule in November 2009 pertaining to prepaid deposit insurance assessments for the banking industry, PeoplesBank prepaid approximately $4.4 million to the FDIC on December 30, 2009. This prepaid amount represented an accumulation of regular quarterly deposit insurance assessments projected by the FDIC through the year 2012. In June of 2013, the FDIC returned to PeoplesBank the amount remaining in the prepaid asset balance, approximately $1.3 million, that was not assessed through December 31, 2012. Beginning in the year 2013, the Corporation began to accrue the cost of FDIC premiums in anticipation of quarterly assessments by the FDIC.

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

Dividend Restrictions

The Corporation is a legal entity separate and distinct from PeoplesBank. Declaration and payment of cash dividends depends upon cash dividend payments to the Corporation by PeoplesBank, which is the Corporation’s primary source of revenue and cash flow. Accordingly, the right of the Corporation, and consequently the right of our creditors and shareholders, to participate in any distribution of the assets or earnings of any subsidiary is necessarily subject to the prior claims of creditors of the subsidiary, except to the extent that claims of the Corporation in its capacity as a creditor may be recognized.

As a Pennsylvania chartered bank, PeoplesBank is subject to regulatory restrictions on the payment and amounts of dividends under the Pennsylvania Banking Code of 1965, as amended. Further, the ability of banking subsidiaries to pay dividends is also subject to their profitability, financial condition, capital expenditures and other cash flow requirements.

The payment of dividends by PeoplesBank and the Corporation may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it is already undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. Federal banking regulators have the authority to prohibit banks and bank holding companies from paying a dividend if the regulators deem such payment to be an unsafe and unsound practice. More information about dividend restrictions and capital requirements can be found in Note 9 – Regulatory Matters, to the consolidated financial statements.

Other Laws and Regulations Affecting the Corporation and PeoplesBank

Small Business Jobs and Credit Act of 2010 In September 2010, President Obama signed into law the Small Business Jobs and Credit Act of 2010, which created the Small Business Lending Fund (“SBLF”). Under the SBLF, the U.S. Treasury was authorized to make a capital investment of up to $30 billion by purchasing securities in participating community banks, principally in the form of senior preferred stock, that agree to use the funds to increase small-business lending. The SBLF limits the investment by the Treasury to 5 percent of risk-weighted assets for participating banks with total assets of $1 billion or less, and to 3 percent of risk-weighted assets for participating banks with more than $1 billion but less than $10 billion of total assets. Although the dividend rate was initially set at 5 percent, a participating community bank can decrease the dividend rate to as low as 1 percent by increasing its qualifying small business lending portfolio balance by at least 10 percent above a baseline portfolio balance. However, four and a half years after issuance, the dividend rate on SBLF securities will increase to 9 percent regardless of the level of small business lending. The SBLF provides community banks with a relatively inexpensive form of Tier 1 capital and also provides an attractive option for community banks to refinance preferred stock issued to the Treasury pursuant to its Capital Purchase Program. As described above, the Corporation participated in the SBLF program beginning in 2011, and continues to participate in this program as discussed within the Shareholders’ Equity and Capital Adequacy sections in the Management Discussion and Analysis.

Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) In July 2010, the Dodd-Frank Act was enacted to improve accountability and transparency in the financial system, to attempt to end “too big to fail” pertaining to large, troubled financial institutions, to protect the American taxpayer by ending governmental bailouts, to protect consumers from abusive financial services practices, and for other purposes. The Dodd-Frank Act is broad and complex legislation that puts in place a sweeping new financial services regime that will have significant regulatory and legal consequences for banks now and for years to come. The effects of the Dodd-Frank Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them under the Dodd-Frank Act and the approaches taken in implementing regulations. Additional uncertainty regarding the effect of the Dodd-Frank Act exists due to the potential for additional legislative changes to the Dodd-Frank Act. The Corporation, like all financial institutions, has been and will continue to be impacted by the Dodd-Frank Act in the areas of corporate governance, deposit insurance assessments, capital requirements, risk management, stress testing, and regulation under consumer protection laws.

Among other things, the Dodd-Frank Act:

●	Provides extensive authorities to the federal bank regulatory agencies and, in particular, the Federal Reserve, to take proactive steps to reduce or eliminate threats to the safety of the financial system, impose strict controls on large bank holding companies ($50 billion or more) and nonbank financial companies to limit their risk, and take direct control of troubled financial companies considered systemically significant;

●	Increases bank supervision by restructuring the supervision of holding companies and depository institutions; establishes the equivalent of a prompt corrective action program for large bank holding companies; requires that capital requirements for holding companies be at least as strict as capital requirements for depository institutions; disallows new issuances of trust preferred securities from qualifying for Tier 1 capital treatment; directs federal bank regulators to develop specific capital requirements for holding companies and depository institutions that address activities that pose risk to the financial system, such as significant activities in higher risk areas, or concentrations in assets whose reported values are based on models;

●
Establishes the Bureau of Consumer Financial Protection (“Bureau”) as an independent entity within the Federal Reserve System that has assumed responsibility for supervision and enforcement of most consumer protection laws, and has authority to supervise, examine and take enforcement action with respect to depository institutions with more than $10 billion in assets and nonbank mortgage industry participants and other designated nonbank providers of consumer financial services;

●
Places certain limitations on investment and other activities by depository institutions, holding companies and their affiliates; expands the coverage of Section 23A of the Federal Reserve Act to include the credit exposure related to additional transactions, including derivatives; and

●
Significantly increases the regulation of residential mortgage lending and servicing by banks and nonbanks by requiring, among other things, mortgage originators to ensure that the consumer will have the capacity to repay the loan; requires mortgage loan securitizers to retain a certain amount of risk, unless the mortgages conform to the new regulatory standards as qualified residential mortgages.

Sarbanes-Oxley Act of 2002 The Sarbanes-Oxley Act (“SOA”) was signed into law in July 2002 and applies to all companies, both U.S. and non-U.S, that file periodic reports under the Securities Exchange Act of 1934. The stated goals of the SOA were to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SEC is responsible for establishing rules to implement various provisions of the SOA. The SOA includes specific disclosure requirements and corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC. The SOA represents significant regulation of the accounting profession and corporate governance practices, such as the relationship between a board of directors and management and between a board of directors and its committees. Section 404 of the SOA requires publicly held companies to document, test and certify that their internal control systems over financial reporting are effective.

Effective December 31, 2014, the Corporation is subject to the independent attestation requirement under Section 404 of the SOA. PeoplesBank remains subject to independent auditor attestation under FDIC regulation 363.3(b), which is a similar independent attestation requirement to Section 404 of the SOA.

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

Future Laws and Regulations

Periodically, various federal and state legislation is proposed that could result in additional regulation of, and restrictions on, the business of Codorus Valley and PeoplesBank.  It cannot be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of Codorus Valley and its subsidiaries.  As a consequence of the extensive regulation of commercial banking activities in the United States, Codorus Valley’s and PeoplesBank’s business is particularly susceptible to being affected by federal legislation and regulations. The general cost of compliance with numerous federal and state laws and regulations has had, and in the future may have, a negative impact on Codorus Valley’s results of operations.

Other Information

This Annual Report on Form 10-K is filed with the Securities and Exchange Commission (SEC). Copies of this document, the Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports and other filings by Codorus Valley with the SEC may be obtained electronically at PeoplesBank’s website at www.peoplesbanknet.com (select “Investor Relations”, then select “SEC Filings”, then select “Documents”), or the SEC’s website at www.sec.gov/edgarhp.htm. Copies can also be obtained without charge by writing to: Treasurer, Codorus Valley Bancorp, Inc., 105 Leader Heights Road, York, PA 17403.

Where we have included web addresses in this report, such as the Corporation’s web address, we have included these web addresses as inactive text references only.  Except as specifically incorporated by reference into this report, information on those websites is not part hereof.

Item 1A:  Risk Factors

The Corporation has elected to set forth in this Annual Report on Form 10-K the following risk factors, notwithstanding the fact that the Corporation has no affirmative obligation, under the Securities Act or Securities Exchange Act of 1934, to provide such risk factors in this filing. Unless the context otherwise requires, references to “we,” “us,” “our,” “Codorus Valley Bancorp, Inc.,” “Codorus Valley” or the “Corporation” refer to Codorus Valley Bancorp, Inc. and its direct or indirect owned subsidiaries, and references to the “Bank” refer to PeoplesBank, a Codorus Valley Company, the wholly-owned banking subsidiary of the Corporation.

Before investing in the Corporation’s common stock, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. The risks and uncertainties described below are not the only ones facing the Corporation. Additional risks and uncertainties that we are not aware of or focused on, or that we currently deem immaterial, may also impact our business and results of operations. If any of these known or unknown risks or uncertainties actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the market price of our common stock could decline significantly, and you could lose all or part of your investment.

Weakness in the economy may materially adversely affect our business and results of operations.

Our results of operations are materially affected by conditions in the capital markets and the economy generally, which continue to be uncertain and include sluggish economic growth, accompanied by high unemployment and historically low interest rates. In recent years, the economic downturn produced downward pressure on stock prices of, and credit availability to, certain companies without regard to those companies’ underlying financial strength.

In recent years, concerns over unemployment, energy costs, the availability and cost of credit, the U.S. mortgage market, a depressed U.S. real estate market and geopolitical issues such as sovereign-debt defaults and euro-zone political uncertainty have contributed to increased volatility and diminished expectations for the economy and the capital and credit markets in the near term. Dramatic declines in the housing market in recent years, with falling home prices and increasing foreclosures and unemployment, resulted in significant write-downs of asset values by financial institutions. While conditions have improved, a return to a recessionary economy could result in financial stress on our borrowers that would adversely affect our financial condition and results of operations. Deteriorating conditions in the local and regional economies we serve could drive losses beyond those provided for in our allowance for loan losses. The markets for fixed income instruments have experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Securities that are less liquid are more difficult to value and may be hard to dispose of. Domestic and international equity markets have also experienced periods of heightened volatility and turmoil, with issuers (such as the Corporation) that have exposure to the real estate, mortgage, automobile and credit markets particularly affected. These events and other market disturbances may have an adverse effect on us, in part because we are dependent upon customer behavior. Our revenues are susceptible to decline in such circumstances, and our profit margins could erode. In addition, in the event of extreme and prolonged market events, such as the global credit crisis, we could incur significant losses.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our financial products could be adversely affected. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The economic slowdown has resulted in legislative and regulatory actions, including the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, that have impacted our business and will further impact our business in the future. In addition, we cannot predict whether there will be additional legislative or regulatory actions, when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

Deterioration in our local and regional economy or real estate market may adversely affect our business.

Substantially all of our business is with customers located within York County, Pennsylvania and northern Maryland areas, including Bel Air, Hunt Valley, and Westminster. As a result of this geographic concentration, our results depend largely on economic conditions in these and surrounding areas. Deterioration in economic conditions in this market could:

●	increase loan delinquencies;
●	increase problem assets and foreclosures;
●	increase claims and lawsuits;
●	decrease the demand for our products and services; and
●	decrease the value of collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with nonperforming loans and collateral coverage.

Generally, we make loans to small and mid-sized businesses whose success depends on the regional economy. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. Adverse economic and business conditions in our market area could reduce our growth rate, affect our borrowers’ ability to repay their loans and, consequently, adversely affect our financial condition and performance. For example, we place substantial reliance on real estate as collateral for our loan portfolio. A sharp downturn in real estate values in our market area could leave many of our loans inadequately collateralized. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings could be adversely affected.

If our allowance for loan and lease losses is not sufficient to cover actual loan and lease losses, our earnings would decrease.

To absorb probable, incurred loan and lease losses that we may realize, we recognize an allowance for loan and lease losses based on, among other things, national and regional economic conditions, historical loss experience, and delinquency trends. However, we cannot estimate loan and lease losses with certainty, and we cannot assure you that charge-offs in future periods will not exceed the allowance for loan and lease losses. If charge-offs exceed our allowance, our earnings would decrease. In addition, regulatory agencies, as an integral part of their examination process, review our allowance for loan and lease losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. Factors that require an increase in our allowance for loan and lease losses, such as a prolonged economic downturn or continued weakening in general economic conditions such as inflation, recession, unemployment or other factors beyond our control, could reduce our earnings.

Our exposure to credit risk, which is heightened by our focus on commercial lending, could adversely affect our earnings and financial condition.

There are certain risks inherent in making loans. These risks include interest rate changes over the time period in which loans may be repaid, risks resulting from changes in the economy, risks inherent in dealing with borrowers and, in the case of a loan backed by collateral, risks resulting from uncertainties about the future value of the collateral.

Commercial loans, including commercial real estate, are generally viewed as having a higher credit risk than residential real estate or consumer loans because they usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Our consolidated commercial lending operations include commercial, financial and agricultural lending, real estate construction lending, and commercial mortgage lending. Construction financing typically involves a higher degree of credit risk than commercial mortgage lending. Risk of loss on a construction loan depends largely on the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated cost (including interest) of construction. If the estimated property value proves to be inaccurate, the loan may be inadequately collateralized.

Because our loan portfolio contains a significant number of commercial real estate, commercial and industrial loans, and construction loans, the deterioration of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could cause an increase in loan charge-offs and a corresponding increase in the provision for loan losses, which could adversely impact our financial condition and results of operations.

Changes in interest rates could adversely impact our financial condition and results of operations.

Our ability to make a profit, like that of most financial institutions, substantially depends upon our net interest income, which is the difference between the interest income earned on interest earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or reduce net interest income and net income.

Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase in market rates of interest could reduce net interest income. When interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. Changes in market interest rates are affected by many factors beyond our control, including inflation, unemployment, money supply, international events, and events in the United States and other financial markets.

We attempt to manage risk from changes in market interest rates, in part, by controlling the mix of interest rate sensitive assets and interest rate sensitive liabilities. However, interest rate risk management techniques are not exact and a rapid increase or decrease in interest rates could adversely affect our financial performance.

Government regulation significantly affects our business.

As a publicly traded financial holding Corporation, we are subject to various requirements and restrictions under the Dodd-Frank Act. The Dodd-Frank Act requires publicly traded companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments and requires that listed companies implement and disclose “clawback” policies for recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding Corporation executives, regardless of whether the Corporation is publicly traded or not.

The Biggert-Waters Flood Insurance Reform Act of 2012, or Biggert-Waters, was enacted in 2012 and is intended to reform and modernize the National Flood Insurance Program by reducing federal insurance subsidies for certain property in flood-prone areas. The increases in flood insurance premiums proposed by Biggert-Waters were to take effect in the latter part of 2013, but subsequent legislative action has delayed certain flood insurance premium increases. Flood insurance premium increases could significantly slow economic activity in our market areas in which flood insurance policies are issued, as well as impair property owners’ ability to continue to own, and in the case of businesses, operate their facilities. To the extent these borrowers are impacted by Biggert-Waters, their ability to service loans owed to us, and the value of collateral could be adversely impacted. In addition, a decrease in the volume of sales transactions for properties located in these areas, as well as reduced deposit levels maintained by these customers, could result.   If there is no repeal or amendment of Biggert-Waters, potential outcomes could include, but not be limited to: lower loan growth, increased past due loans, increased non-performing assets, higher net charge offs, and/or reduced deposit levels. These events, either collectively or individually, could negatively affect our financial condition and results of operations.

Apart from the Dodd-Frank Act and Biggert-Waters, the banking industry is heavily regulated, and such regulations are intended primarily for the protection of depositors and the federal deposit insurance funds, not shareholders. As a financial holding Corporation, we are subject to regulation by the Federal Reserve. Our bank subsidiary is also regulated by the Federal Deposit Insurance Corporation, or FDIC, and is subject to regulation by the Pennsylvania Department of Banking and Securities and recently, by regulations promulgated by the Consumer Financial Protection Bureau as to consumer financial services and products. These regulations affect lending practices, capital structure, investment practices, dividend policy, and growth. In addition, we have non-bank operating subsidiaries from which we derive income. One of these non-bank subsidiaries, Codorus Valley Financial Advisors, Inc., engages in providing investment management and insurance brokerage services, industries that are also heavily regulated on both a state and federal level. In addition, newly enacted and amended laws, regulations, and regulatory practices affecting the financial service industry may result in higher capital requirements, higher insurance premiums and limit the manner in which we may conduct our business. Such changes may adversely affect us, including our ability to offer new products and services, obtain financing, attract deposits, make loans and leases and achieve satisfactory spreads, and may also result in the imposition of additional costs on us. As a public Corporation, we are also subject to the corporate governance standards set forth in the Sarbanes-Oxley Act of 2002, as well as any applicable rules or regulations promulgated by the SEC and The NASDAQ Stock Market, LLC.

Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, affect retention of key personnel, require us to increase our regulatory capital, require us to invest significant management attention and resources and limit our ability to pursue business opportunities in an efficient manner.

We will become subject to more stringent capital requirements.

The Dodd-Frank Act required the federal banking agencies to establish minimum leverage and risk-based capital requirements for insured banks and their holding companies. The federal banking agencies issued a joint final rule, or the “Final Capital Rule,” that implements the Basel III capital standards and establishes the minimum capital levels required under the Dodd-Frank Act. Certain capital requirements mandated by the Final Capital Rule become effective January 1, 2015. The Final Capital Rule establishes a minimum common equity Tier I capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution and increases the minimum Tier I capital ratio for a “well capitalized” institution from 6.0% to 8.0%. Additionally, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier I capital conservation buffer over the 6.5% minimum risk-based capital requirement for “adequately capitalized” institutions, or face restrictions on the ability to pay dividends, discretionary bonuses, and engage in share repurchases. The Final Capital Rule permanently grandfathers trust preferred securities issued before May 19, 2010, subject to a limit of 25% of Tier I capital. The Final Capital Rule increases the required capital for certain categories of assets, including high-volatility construction real estate loans and certain exposures related to securitizations; however, the Final Capital Rule retains the current capital treatment of residential mortgages. Under the Final Capital Rule, we may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If we do not make this election, unrealized gains and losses will be included in the calculation of our regulatory capital. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

The soundness of other financial services institutions may adversely affect our credit risk.

Our ability to engage in funding transactions could be adversely affected by the actions and failure of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual funds, and other institutional clients. As a result, defaults by, or even questions or rumors about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or other institutions. Many of these transactions expose us to operational and credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. Losses related to these credit risks could materially and adversely affect our results of operations or earnings.

We are required to make a number of judgments in applying accounting policies and different estimates and assumptions in the application of these policies could result in a decrease in capital and/or other material changes to our reports of financial condition and results of operations.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and reserve for unfunded lending commitments, the effectiveness of derivatives and other hedging activities, and the fair value of certain financial instruments (securities, derivatives, and privately held investments), income tax assets or liabilities (including deferred tax assets and any related valuation allowance), and share-based compensation. While we have identified those accounting policies that are considered critical and have procedures in place to facilitate the associated judgments, different assumptions in the application of these policies could result in a decrease to net income and, possibly, capital and may have a material adverse effect on our financial condition and results of operations.

From time to time, the Financial Accounting Standards Board, or FASB, and the SEC change the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes are beyond our control, can be difficult to predict, and could materially impact how we report our financial condition and results of operations. We could be required to apply new or revised guidance retrospectively, which may result in the revision of prior financial statements by material amounts. The implementation of new or revised guidance could result in material adverse effects to our reported capital.

We may elect or need to seek additional capital in the future, but that capital may not be available when needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In the future, we may elect or need to raise additional capital. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed on acceptable terms. If we cannot raise additional capital when needed, our ability to expand our operations through internal growth or acquisitions could be materially impaired.

Our controls and procedures may fail or could be circumvented.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures in order to ensure accurate financial control and reporting. Any system of controls, no matter how well designed and operated, can only provide reasonable, not absolute assurance that the objectives of the system are met. Any failure or circumvention of our controls and/or procedures could have a material adverse effect on our business and results of operation and financial condition.

The inability to hire or retain key personnel could adversely affect our business.

Our success is dependent upon our ability to attract and retain highly skilled individuals. We face intense competition from various other financial institutions, as well as from non-bank providers of financial services, such as credit unions, brokerage firms, insurance agencies, consumer finance companies and government organizations, for the attraction and retention of key personnel, specifically those who generate and maintain our customer relationships and serve in other key operation positions in the areas of finance, credit oversight and administration, and wealth management. These competitors may offer greater compensation and benefits, which could result in the loss of potential and/or existing substantial customer relationships and may adversely affect our ability to compete effectively. The unexpected loss of services of one or more of these or other key personnel could have a material adverse impact on our business because of their skills, knowledge of the markets in which we operate, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems, cyber-related crime to systems of our external data processing vendors, or otherwise, could severely harm our business.

As part of our business we collect, process, and retain sensitive and confidential client and customer information in both paper and electronic form. We believe we have taken reasonable and prudent security measures to prevent the loss of this information, including steps to detect and deter cyber-related crimes intended to electronically infiltrate our network, capture sensitive client and customer information, deny service to customers via our website, and harm our electronic processing capability. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses or compromises, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by us or by our vendors, could severely damage our reputation, expose us to the risks of litigation and liability, disrupt our operations and have a material adverse effect on our business.

Damage to our reputation could significantly harm our business, including our competitive position and business prospects.

We are dependent on our reputation within our market area, as a trusted and responsible financial Corporation, for all aspects of our relationships with customers, employees, vendors, third-party service providers, and others, with whom we conduct business or potential future business. Our ability to attract and retain customers and employees could be adversely affected if our reputation is damaged. Our actual or perceived failure to address various issues could give rise to reputational risk that could cause harm to us and our business prospects. These issues also include, but are not limited to, legal and regulatory requirements; properly maintaining customer and employee personal information; record keeping; money-laundering; sales and trading practices; ethical issues; appropriately addressing potential conflicts of interest; and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions and legal risks, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and incur related costs and expenses.

We rely on other companies to provide key components of our business infrastructure.

Third party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers or otherwise conduct our business efficiently and effectively. Replacing these third party vendors could also entail significant delay and expense.

We continually encounter technological change, and we may have fewer resources than our competitors to continue to invest in technological improvements, which could reduce our ability to effectively compete.

Our future success depends, in part, on our ability to effectively embrace technology efficiencies to better serve customers and reduce costs. Many of our competitors have substantially greater resources to invest in technological improvements. There can be no assurance that we will be able to effectively implement new technology-driven products and services, which could reduce our ability to effectively compete. Failure to keep pace with technological change could potentially have an adverse effect on our business operations and financial condition.

Competition from other financial institutions in originating loans, attracting deposits and providing various financial services may adversely affect our profitability.

Our banking subsidiary faces substantial competition in originating loans, both commercial and consumer. This competition comes principally from other banks, savings institutions, mortgage banking companies, and other lenders. Many of our competitors enjoy advantages over us, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce our net income by decreasing the number and size of loans that our banking subsidiary originates and the interest rates it may charge on these loans.

In attracting business and consumer deposits, our bank subsidiary faces substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of our competitors enjoy advantages over us, including greater financial resources, more aggressive marketing campaigns and better brand recognition and more branch locations. These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations. As a result, we may need to seek other sources of funds that may be more expensive to obtain and could increase our cost of funds.

Our banking and non-banking subsidiaries also compete with non-bank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance companies and governmental organizations which may offer more favorable terms. Some of our non-bank competitors are not subject to the same extensive regulations that govern our banking operations. As a result, such non-bank competitors may have advantages over our banking and non-banking subsidiaries in providing certain products and services. This competition may reduce or limit our margins on banking and non-banking services, reduce our market share, and adversely affect our earnings and financial condition.

Difficulties in integrating our acquisition of Madison Bancorp, Inc., or the financial impact and integration of future acquisitions, could adversely affect our business.

The efficient and effective integration of any businesses the Corporation acquires into its organization is critical to the financial success of an acquisition transaction.  Our completed acquisition of Madison Bancorp, Inc. on January 16, 2015, and any future acquisitions, involve numerous risks including difficulties in integrating the culture, operations, technologies and personnel of the acquired companies, the diversion of management’s attention from other business concerns and the potential loss of customers.  Failure to successfully integrate the operations of Madison Bancorp, Inc. could also harm our business, results of operations and cash flows.

The market price of our common stock may fluctuate significantly, and this may make it difficult for you to resell shares of common stock owned by you at times or at prices you find attractive.

The market price of our common stock on the NASDAQ Global Market constantly changes. We expect that the market price of our common stock will continue to fluctuate and there can be no assurance about the market prices for our common stock.

Our stock price may fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include:

●	our financial condition, performance, creditworthiness and prospects;
●	quarterly variations in our operating results or the quality of our assets;
●	operating results that vary from the expectations of management, analysts and investors;
●	changes in expectations as to our future financial performance;
●	announcements of innovations, new products, strategic developments, significant contracts, acquisitions and other material events by us or our competitors;
●	the operating and securities price performance of other companies that investors believe are comparable to us;
●	future sales of our equity or equity-related securities;
●	the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally;
●
changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility and other geopolitical, regulatory or judicial events; and

●	the relatively low trading volume of our common stock.

The trading volume of our common stock may not provide adequate liquidity for investors.

Our common stock is listed under the symbol “CVLY” on the NASDAQ Global Market. The average daily trading volume for shares of our common stock is less than larger financial services companies. Given the lower trading volume of our common stock, the sale of a significant number of these shares, or the expectation of such sales, could adversely affect the market price of our stock.

We may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing shareholders.

In order to maintain our capital at desired or regulatory-required levels or to replace existing capital, we may be required to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. Generally, we are not restricted from issuing such additional shares. We may sell any shares that we issue at prices below the current market price of our common stock, and the sale of these shares may significantly dilute shareholder ownership. We could also issue additional shares in connection with acquisitions of other financial institutions or in connection with our equity compensation plans.

Offerings of debt and/or preferred equity securities may adversely affect the market price of our common stock.

We may attempt to increase our capital resources or, if our or our subsidiary bank’s capital ratios fall below the required minimums, we could be forced to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings are likely to receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

Our board of directors is authorized to issue one or more classes or series of preferred stock from time to time without any action on the part of the shareholders. Our board of directors also has the power, without shareholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over our common stock with respect to dividends or upon our dissolution, winding up and liquidation and other terms. If we issue preferred stock in the future that has a preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the market price of our common stock could be adversely affected.

Our SBLF Preferred Stock impacts net income available to our common stockholders and earnings per common share.

As of December 31, 2014, we had $12 million of our Senior Non-cumulative Perpetual Preferred Stock, Series B, or SBLF Preferred Stock, issued and outstanding. The dividends declared on the SBLF Preferred Stock reduce the net income available to common stockholders and our earnings per common share. The SBLF Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Corporation.

The dividend rate on the SBLF Preferred Stock will increase significantly if we have not redeemed the SBLF Preferred Stock before February 18, 2016.

The per annum dividend rate on the SBLF Preferred Stock is currently, and will remain, fixed at 1% through the earlier of the redemption of the SBLF Preferred Stock by the Corporation and February 18, 2016. After February 18, 2016, the dividend rate on any outstanding SBLF Preferred Stock will be fixed at 9.00%. While we intend to redeem the SBLF Preferred Stock prior to February 18, 2016, our ability to complete a redemption of all of our SBLF Preferred Stock would be dependent on a number of factors, including, but not limited to, our capital position and the prior receipt of certain regulatory approvals. No assurance can be given that our capital position would support a redemption prior to February 18, 2016, or that required regulatory approvals would be received. Depending on our financial condition at the time, any increases in the dividend rate payable on the SBLF Preferred Stock could have a material adverse effect on our liquidity.

Regulatory and contractual restrictions may limit or prevent us from paying dividends on and repurchasing our common stock.

Our holding Corporation is an entity separate and distinct from its principal subsidiary, PeoplesBank, a Codorus Valley Corporation, and we derive substantially all of our revenue in the form of dividends from that subsidiary. Accordingly, we are and will be dependent upon dividends from the Bank to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on its common and preferred stock. The Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event the Bank is unable to pay dividends to us, we may not be able to pay dividends on our common or preferred stock. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors, including those of its depositors.

Under the terms of the SBLF Preferred Stock and the securities purchase agreement between us and the Treasury in connection with the SBLF transaction, our ability to pay dividends on or repurchase our common stock is subject to a limit requiring us generally not to reduce our Tier 1 capital from the level on the SBLF closing date by more than 10%. In addition, if we fail to pay an SBLF dividend, there are further restrictions on our ability to pay dividends on or repurchase our common stock. As described below in the next risk factor, the terms of our outstanding junior subordinated debt securities prohibit us from paying dividends on or repurchasing our common stock at any time when we have elected to defer the payment of interest on such debt securities or certain events of default under the terms of those debt securities have occurred and are continuing. These restrictions could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our board of directors could reduce, suspend or eliminate our common stock cash dividend in the future.

If we defer payments of interest on our outstanding junior subordinated debt securities or if certain defaults relating to those debt securities occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.

As of December 31, 2014, we had outstanding approximately $10 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by certain of our subsidiaries that are statutory business trusts. We have also guaranteed those trust preferred securities. There are currently two separate series of these junior subordinated debt securities outstanding, each series having been issued under a separate indenture and with a separate guarantee. Each of these indentures, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock (including the SBLF Preferred Stock and our common stock) at any time when (i) there shall have occurred and be continuing an event of default under the indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under the indenture; or (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have deferred payment of interest on the junior subordinated debt securities outstanding under that indenture. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities of each series from time to time for up to five years.

Events of default under each indenture generally consist of our failure to pay interest on the junior subordinated debt securities outstanding under that indenture under certain circumstances, our failure to pay any principal of or premium on such junior subordinated debt securities when due, our failure to comply with certain covenants under the indenture, and certain events of bankruptcy, insolvency or liquidation relating to us or the Bank.

As a result of these provisions, if we were to elect to defer payments of interest on any series of junior subordinated debt securities, or if any of the other events described in clause (i) or (ii) of the first paragraph of this risk factor were to occur, we would be prohibited from declaring or paying any dividends on the SBLF Preferred Stock and our common stock, from redeeming, repurchasing or otherwise acquiring any of the SBLF Preferred Stock or our common stock, and from making any payments to holders of the SBLF Preferred Stock or our common stock in the event of our liquidation, which would likely have a material adverse effect on the market value of our common stock. Moreover, without notice to or consent from the holders of our common stock or the SBLF Preferred Stock, we may issue additional series of junior subordinated debt securities in the future with terms similar to those of our existing junior subordinated debt securities or enter into other financing agreements that limit our ability to purchase or to pay dividends or distributions on our capital stock, including our common stock.

Our common stock is not insured by any governmental entity.

Our common stock is not a deposit account or other obligation of any bank and is not insured by the FDIC or any other governmental entity.

Anti-takeover provisions and restrictions on ownership could negatively impact our shareholders.

Provisions of federal and Pennsylvania law and our amended and restated articles of incorporation and bylaws could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us. These provisions could make it more difficult for a third party to acquire us even if an acquisition might be in the best interest of our shareholders. In addition, the Bank Holding Corporation Act of 1956, as amended, or the BHCA, requires any bank holding Corporation to obtain the approval of the Federal Reserve prior to acquiring more than 5% of our outstanding common stock. Any person other than a bank holding Corporation is required to obtain prior approval of the Federal Reserve to acquire 10% or more of our outstanding common stock under the Change in Bank Control Act. Any holder of 25% or more of our outstanding common stock, other than an individual, is subject to regulation as a bank holding Corporation under the BHCA.

Finally, we are a party to a rights agreement, which, in general terms, works by imposing a significant penalty upon any person or group that acquires 20% or more of our outstanding common stock without the approval of our board of directors. These provisions, regulations and contract provisions apply even if the offer may be considered beneficial by some shareholders.

Item 1B:  Unresolved Staff Comments

Not applicable.

Item 2:  Properties

Codorus Valley owns the Codorus Valley Corporate Center (“Corporate Center”), subject to a first lien held by ACNB Bank and a second lien held by its wholly owned subsidiary, PeoplesBank. The first lien held by ACNB Bank supports a $3 million line of credit. No draws have been made on the line and on December 31, 2014, the balance was zero. The second lien held by PeoplesBank totaled $900,000 on December 31, 2014. The Corporate Center is located at 105 Leader Heights Road, York Township, York, PA.  This facility serves as the corporate headquarters and is approximately 40,000 square feet, a portion of which is leased to third-parties.  The Corporate Center is adjacent to PeoplesBank’s Data Operations Center and the Leader Heights banking office.

On December 31, 2014, PeoplesBank operated twenty-one branch banking offices.  Of this total, eight are owned by PeoplesBank and located in York County, Pennsylvania, one is owned by PeoplesBank and located in Cumberland County, Pennsylvania, and twelve are leased by PeoplesBank and are located in York County, PA, and in Baltimore, Carroll and Harford Counties in Maryland.

We believe that the above properties are adequate for the Corporation’s present levels of operation.

Item 3:  Legal Proceedings

In the opinion of management, there are no legal proceedings pending against Codorus Valley or any of its subsidiaries which are expected to have a material impact upon the financial position and/or operating results of the Corporation.  Management is not aware of any adverse proceedings known or contemplated by governmental authorities.

Item 4:  Mine Safety Disclosures

Not applicable.

PART II

Item 5:  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Codorus Valley Bancorp, Inc. common stock is listed on the NASDAQ Global Market under the symbol CVLY.  Codorus Valley had approximately 2,036 holders of record as of March 4, 2015.  The closing price per share of Codorus Valley’s common stock on March 4, 2015, was $20.36.  The following table sets forth high and low sales prices and dividends paid per common share for Codorus Valley as reported by NASDAQ during the periods indicated. All amounts reflect the impact of the common stock dividends distributed by the Corporation.

	2014			2013
			Dividends			Dividends
Quarter	High	Low	Per Share	High	Low	Per Share
First	$21.29	$18.23	$0.114	$15.33	$12.01	$0.100
Second	20.88	18.52	$0.114	15.95	13.83	$0.100
Third	20.81	19.02	$0.119	17.32	15.65	$0.109
Fourth	24.00	16.29	$0.119	20.93	15.93	$0.109

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

The annualized dividend rate on the Series B preferred stock issued by Codorus Valley to the Treasury under the SBLF Program was 1 percent for the years ended December 31, 2014 and 2013, and 1.54 percent for the year ended December 31, 2012.  Based on the increase in the qualified small business lending portfolio balance over the baseline level at September 30, 2013, the dividend rate will remain at 1 percent through February 18, 2016. Thereafter, under the terms of the Series B preferred stock, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%). Additional information about Series B preferred stock is disclosed in Note 10—Shareholders’ Equity in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about options outstanding and securities available for future issuance under the Corporation’s 2000 Stock Incentive Plan, 2001 Employee Stock Bonus Plan, 2007 Long Term Incentive Plan and 2007 Employee Stock Purchase Plan.

	Equity Compensation Plan Information
			Number of securities
	Number of securities		remaining available for future
	to be issued upon	Weighted-average	issuance under equity
	exercise of outstanding	exercise price of	compensation plans
	options, warrants, and	outstanding options,	(excluding securities
Plan Category	rights	warrants and rights	reflected in the first column)
Equity compensation plans approved by security holders	190,585	$11.88	351,551 (1)
Equity compensation plans not approved by security holders	0	0	16,545 (2)
Total	190,585	$11.88	368,096

(1)	Includes 173,413 shares available for issuance under the 2007 Employee Stock Purchase Plan.
(2)	Shares available for issuance under the 2001 Employee Stock Bonus Plan that provides for shares of common stock to employees as performance-based compensation.

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

For the years ended December 31, 2014 and 2013, the Corporation did not acquire any of its common stock under the current repurchase program.

Item 6: Selected financial data

Codorus Valley Bancorp, Inc.

	2014	2013	2012	2011	2010
Summary of operations (in thousands)
Interest income	$50,400	$46,972	$46,512	$45,411	$44,027
Interest expense	8,040	8,619	10,527	12,359	13,154
Net interest income	42,360	38,353	35,985	33,052	30,873
Provision for loan losses	1,600	1,470	1,750	4,935	2,990
Noninterest income	8,153	7,754	8,190	7,358	7,574
Noninterest expense	32,476	30,154	29,928	27,079	28,116
Income before income taxes	16,437	14,483	12,497	8,396	7,341
Provision for income taxes	4,668	3,917	3,103	1,617	1,133
Net income	11,769	10,566	9,394	6,779	6,208
Preferred stock dividends and discount accretion	174	250	384	1,460	980
Net income available to common shareholders	$11,595	$10,316	$9,010	$5,319	$5,228

Per common share
(adjusted for stock dividends)
Net income, basic	$2.07	$2.07	$1.84	$1.10	$1.10
Net income, diluted	$2.03	$2.03	$1.82	$1.10	$1.10
Cash dividends paid	$0.466	$0.417	$0.347	$0.304	$0.216
Stock dividends distributed	5%	5%	5%	-	-
Book value	$18.25	$16.40	$15.45	$14.03	$12.53
Tangible book value	$18.25	$16.40	$15.45	$13.99	$12.47
Cash dividend payout ratio	22.5%	20.1%	18.8%	27.3%	19.6%
Weighted average shares outstanding	5,611,806	4,981,789	4,896,752	4,814,041	4,738,381
Weighted average diluted shares outstanding	5,710,117	5,081,307	4,963,624	4,844,670	4,745,655

Profitability ratios
Return on average shareholders’ equity (ROE)	10.22%	10.08%	9.55%	8.04%	8.12%
Return on average assets (ROA)	0.98%	0.96%	0.90%	0.69%	0.67%
Net interest margin	3.84%	3.83%	3.81%	3.73%	3.72%
Efficiency ratio	62.83%	63.01%	65.65%	64.20%	69.87%
Net overhead ratio	2.08%	2.05%	2.13%	2.02%	2.24%

Capital ratios
Tier 1 risk-based capital	13.24%	12.79%	13.59%	13.35%	12.51%
Total risk-based capital	14.42%	13.89%	14.79%	14.55%	13.64%
Average shareholders’ equity to average assets	9.62%	9.57%	9.45%	8.56%	8.29%

Summary of financial condition at year-end (in thousands)
Investment securities	$216,973	$233,483	$236,925	$237,496	$226,603
Loans	920,554	859,898	740,225	696,384	645,839
Assets	1,213,846	1,150,641	1,059,737	1,012,132	957,332
Deposits	954,973	925,303	901,307	854,399	806,110
Borrowings	132,590	110,856	50,171	56,885	68,805
Equity	118,440	107,649	101,331	93,242	76,539

Other data
Number of bank offices	21	20	18	18	17
Number of employees (full-time equivalents)	238	229	219	203	198
Wealth Management assets, market value (in thousands)	$307,000	$261,044	$329,626	$277,505	$368,985

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

Forward-looking Statements

Management of the Corporation has made forward-looking statements in this Form 10-K. These forward-looking statements may be subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of the Corporation and its subsidiaries. When words such as “believes,” “expects,” “anticipates,” or similar expressions are used in this Form 10-K, management is making forward-looking statements.

Note that many factors, some of which are discussed elsewhere in this report and in the documents that are incorporated by reference, could affect the future financial results of the Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this Form 10-K. These factors include, but are not limited to, the following:

●	Operating, legal and regulatory risks;
●	Credit risk, including an increase in nonperforming assets requiring loss provisions and the incurrence of carrying costs related to nonperforming assets;
●	Interest rate fluctuations which could increase our cost of funds or decrease our yield on earning assets and therefore reduce our net interest income;
●	Declines in the market value of investment securities considered to be other-than-temporary;
●	Unavailability of capital when needed or availability at less than favorable terms;
●
Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, may adversely affect the Corporation’s operations, net income or reputation;

●	Inability to achieve merger-related synergies, and difficulties in integrating the business and operations of acquired institutions;
●	A prolonged economic downturn;
●	Political and competitive forces affecting banking, securities, asset management and credit services businesses;
●	The effects of and changes in the rate of FDIC premiums, including special assessments;
●	Future legislative or administrative changes to U.S. governmental capital programs;
●	Enacted financial reform legislation, e.g., Dodd-Frank Wall Street Reform and Consumer Protection Act, may have a significant impact on the Corporation’s business and results of operations; and
●	The risk that management’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Critical Accounting Estimates

Disclosure of Codorus Valley’s significant accounting policies is included in Note 1 in the notes to the consolidated financial statements included in this Form 10-K. Some of these policies require management to make significant judgments, estimates and assumptions that have a material impact on the carrying value of certain assets and liabilities. Management makes significant estimates in determining the allowance for loan losses, valuation of foreclosed real estate, and evaluation of other-than-temporary impairment losses of securities.

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

Management discussed the development and selection of critical accounting estimates and related Management Discussion and Analysis disclosure with the Audit Committee. There were no material changes made to the critical accounting estimates during the periods presented within this report. Additional information is contained in Management’s Discussion and Analysis regarding critical accounting estimates, including the provision and allowance for loan losses located on pages 34 and 51 of this report.

FINANCIAL HIGHLIGHTS

Executive Summary

The Corporation’s net income available to common shareholders (earnings) was $11,595,000 for the full year 2014, compared to $10,316,000 of earnings in 2013, an increase of $1,279,000 or 12 percent.

●	Net interest income for 2014 increased $4,007,000 or 10 percent when compared to 2013, primarily due to an increase in the volume of commercial loans, and decreases in funding costs.

●
Noninterest income for 2014 increased $399,000 or 5 percent when compared to 2013, primarily due to increases in trust fees, service fees on deposits, and gains on sales of investment securities. These increases more than offset a decrease in gains from the sale of residential mortgages.

●
Noninterest expense for 2014 increased $2,322,000 or 8 percent above 2013, as personnel costs rose due to both franchise expansion activities (new financial centers), and planned staff additions given the Corporation’s overall business growth. Also, noninterest expenses for 2014 included pre-merger expenses associated with the Corporation’s acquisition of Madison Bancorp, Inc.

●	The loan loss provision for 2014 increased $130,000 compared to 2013, reflective of the Corporation’s continued commercial loan growth and related credit risk profile.

●
The provision for income taxes for 2014 increased $751,000 above the income tax provision for 2013. The increase is directionally consistent with the higher pretax income for 2014 versus 2013, and reflects a decrease in the amount of tax-exempt income when compared to 2013.

●
Preferred stock dividends for 2014 decreased $76,000 compared to 2013. During 2014, the Corporation redeemed $13,000,000 of $25,000,000 in outstanding shares of preferred stock issued under the U.S. Treasury’s Small Business Lending Fund Program (SBLF Program).

●
Earnings per share was $2.07 basic and $2.03 diluted, for both 2014 and 2013, as the increase in net income for 2014 was neutralized by the per common share dilutive impact of the Corporation’s private placement common capital raise which was completed in the first quarter of 2014.

●
Net interest margin (tax-equivalent basis) for 2014 was 3.84 percent, compared to 3.83 percent for 2013. Given the continued low interest rate environment, the Corporation was able to decrease its cost of interest-bearing liabilities to 0.84 percent in 2014, as compared to 0.97 percent in 2013. However, these low market interest rates also resulted in slightly reduced yields on loans and investments, as the Corporation’s average yield on earning assets declined to 4.55 percent in 2014, compared to 4.66 percent in 2013.

On December 31, 2014, total assets were approximately $1.2 billion, representing a 5 percent increase compared to December 31, 2013. Asset growth for 2014 occurred primarily in the commercial loan portfolio and was funded primarily by increases in core deposits and low-rate wholesale advances.

The Corporation’s capital level remained sound as evidenced by capital ratios that exceed current regulatory requirements for well capitalized institutions.

The closing price for the Corporation’s common stock (NASDAQ: CVLY) was $19.68 per share on December 31, 2014, compared to $19.53 per share on December 31, 2013. Cash dividends paid on common shares for the year 2014 totaled $0.466 per share, as adjusted for stock dividends, representing an increase of $0.049 or 12 percent above the cash dividends of $0.417, as adjusted, paid in 2013. Also, the Corporation distributed a 5 percent common stock dividend on December 9, 2014.

The Selected Financial Data schedule, located on page 25 of this report, provides a summary of operations and performance metrics for the past five years in a comparative format.

Year Ended December 31, 2014 vs. Year Ended December 31, 2013

The full year 2014 net income available to common shareholders of $11,595,000 represents an increase of $1,279,000 compared to the full year 2013 earnings of $10,316,000. Earnings per share remained the same for 2014 and 2013, at $2.07 basic and $2.03 diluted, as the 12 percent increase in net income neutralized the per share dilutive impact of the issuance of 650,000 common shares during the first quarter of 2014 from a private placement common capital raise. The Corporation used the funds from the private placement to redeem $13,000,000 of the $25,000,000 in outstanding shares of Series B preferred stock issued under the U.S. Treasury’s Small Business Lending Fund Program.

The increase in earnings for 2014 was driven by an increase in net interest income, which totaled $42,360,000 for the year ended December 31, 2014, representing an increase of $4,007,000 or 10 percent above net interest income of $38,353,000 for 2013. The growth in net interest income reflects the increased volume of earning assets (primarily commercial loans), and decreases in funding costs.

The loan loss provision for 2014 totaled $1,600,000 as compared to the loan loss provision of $1,470,000 for 2013, contributing to an increase in allowance for loan losses from $9,975,000 at December 31, 2013, to $11,162,000 at December 31, 2014. The allowance for loan losses as a percentage of total period-end loans was 1.21 percent and 1.16 percent as of December 31, 2014 and 2013, respectively. The increased allowance for loan losses reflected both the overall commercial loan growth for 2014, and the Corporation’s analysis of the adequacy of the allowance based upon the size, composition, and risks to the loan portfolio, the level of specific reserves, and realized net charge-offs.

Noninterest income for the year ended December 31, 2014, totaled $8,153,000 representing an increase of $399,000 or 5 percent compared to noninterest income of $7,754,000 for 2013. Specific noninterest income increases included higher trust fees (which was due to growth in trust assets under management), increases in service fees on deposits, and gains on sales of investment securities. The Corporation realized the securities gains to substantially offset pre-merger costs associated with the acquisition of Madison Bancorp, Inc. The aforementioned increases in noninterest income components more than offset a decrease in gains from the sale of residential mortgages, primarily due to reduced mortgage loan demand and production in 2014 as compared to 2013.

Noninterest expense for the year ended December 31, 2014, totaled $32,476,000 representing a $2,322,000 or 8 percent increase above noninterest expenses of $30,154,000 for the year 2013. Personnel expenses increased due to new franchise expansion (Camp Hill, PA and Shrewsbury, PA financial centers in 2014; the Dover, PA financial center in late 2013), and planned staff additions given the Corporation’s overall business growth. The overall noninterest expense increase also reflected the Corporation incurring $533,000 of costs in 2014 associated with the acquisition of Madison Bancorp, Inc. which consummated on January 16, 2015, as disclosed on a Form 8-K filed on the same date. Pre-acquisition expenses in 2014 included investment banking fees, legal expenses, and external data processing conversion costs.

The provision for income taxes for 2014 totaled $4,668,000 which was $751,000 or 19 percent above the provision for income taxes for 2013 of $3,917,000. The increase is directionally in alignment with the higher pretax income for 2014 as compared to 2013, and reflects a decrease in the amount of tax-exempt income when compared to 2013.

Preferred stock dividends for 2014 were $174,000, a decrease of $76,000 compared to $250,000 of preferred stock dividends paid in 2013. The preferred stock dividend rate for both years was 1%. On May 30, 2014, as reported on a Form 8-K filed on the same date, the Corporation redeemed $13,000,000 of $25,000,000 in outstanding shares of Series B preferred stock issued under the U.S. Treasury’s Small Business Lending Fund Program.

On December 31, 2014, total assets were $1.21 billion, representing a 5 percent increase compared to total assets of $1.15 billion as of December 31, 2013. Asset growth for 2014 occurred primarily in the commercial loan portfolio and was funded by increases in core deposits, as well as low-rate advances from the Federal Home Loan Bank of Pittsburgh.

The growth in core deposits included a $20 million increase in the average balance of noninterest bearing deposits for 2014 as compared to 2013. Growing core deposits remains a particular focus of the Corporation because the rates paid for such deposits are low, transactional activity on these deposits are a source of fee income, and a core deposit relationship provides the opportunity to cross-sell other financial products and services. The Corporation excludes time deposits in its definition of core deposits.

Cash dividends paid on common shares for the year 2014 totaled $0.466 per share, as adjusted for stock dividends, representing an increase of $0.049 or 12 percent above the cash dividends of $0.417, as adjusted, paid for the year 2013.

The Corporation distributed a 5 percent common stock dividend on December 9, 2014, the same common stock dividend percentage that was distributed in December 2013.

As a result of profitable operations, the Corporation’s capital level remained sound as evidenced by capital ratios that exceed current regulatory requirements for well capitalized institutions. Table 9 - Capital Ratios, following, shows that both the Corporation and PeoplesBank were well capitalized for all periods presented.

Year Ended December 31, 2013 vs. Year Ended December 31, 2012

The Corporation earned net income available to common shareholders (earnings) for the year 2013 totaling $10,316,000 or $2.07 per share basic, $2.03 per share diluted, compared to $9,010,000 or $1.84 per share basic, $1.82 per share diluted, earned for the year 2012. Per share amounts, for all periods, were adjusted for the 5 percent common stock dividends distributed in December 2014 and 2013. The $1,306,000 or 14 percent increase in earnings was due primarily to an increase in net interest income and, to a lesser degree, decreases in the provision for loan losses and preferred stock dividends, which more than offset a decrease in noninterest income and increases in noninterest expense and provision for income taxes, as described below.

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

The $280,000 or 16 percent decrease in the provision for loan losses for the year 2013, compared to the year 2012, was due primarily to improving credit quality, including a decrease in net loan charge-offs, and adequacy of the allowance for loan losses.

The $436,000 or 5 percent decrease in total noninterest income for the year 2013, compared to the year 2012, was primarily the result of decreases in net gain from the periodic sale of investment securities, net gain from the sale of loans held for sale, and income from mutual fund, annuity and insurance sales. Gains from the sale of U.S. agency mortgage-back securities were greater in the year 2012 as selected instruments that no longer met the Corporation’s investment standards were liquidated. Net gains from the sale of loans held for sale, principally residential mortgages, for the year 2013 was adversely affected by a sharp decrease in refinancing demand as a result of saturation and an increase in market interest rates. The decrease in income from mutual fund, annuity and insurance sales for the year 2013 reflected a decrease in sales volume and loss of accounts as a result of staff resignations. Core noninterest income, which excludes gains or losses from the sale of securities, decreased $92,000 or 1 percent for the year 2013, compared to the year 2012.

The $226,000 or 1 percent increase in total noninterest expense for the year 2013 was driven primarily by a 10 percent increase in personnel expense, which resulted from expanding the banking franchise and normal business growth. A significant reduction in impairment costs associated with foreclosed real estate offset the increase in personnel expense, reducing the overall increase in noninterest expense.

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

On December 31, 2013, total assets were approximately $1.15 billion representing a $91 million or 9 percent increase above December 31, 2012. Compared to one year earlier, asset growth occurred primarily in the commercial loan portfolio and was funded primarily by an increase in core deposits (i.e., all deposits excluding CDs) and low-rate advances from the Federal Home Loan Bank of Pittsburgh.

Cash dividends on common shares for the year 2013 totaled $0.417 per share, as adjusted, representing an increase of $0.070 or 20 percent above the year 2012. Also, a 5 percent common stock dividend was distributed on December 10, 2013, the same percentage that was distributed in December 2012.

INCOME STATEMENT ANALYSIS

Net Interest Income

The Corporation’s principal source of revenue is net interest income, which is the difference between (i) interest income on earning assets, primarily loans and investment securities, and (ii) interest expense incurred on deposits and borrowed funds. Fluctuations in net interest income are caused by changes in both interest rates, and the volume and composition of interest rate sensitive assets and liabilities. Unless otherwise noted, this section discusses interest income and interest expense amounts as reported in the Consolidated Statements of Income, which are not presented on a tax equivalent basis.

Net interest income for the year ended December 31, 2014, was $42,360,000, an increase of $4,007,000 or 10 percent above the full year 2013 net interest income, due primarily to a 9 percent increase in the average volume of interest-earning assets for 2014 compared to 2013. A decrease in the cost of deposits, partially offset by increased long-term debt interest expense (due to an increase in wholesale borrowings), also contributed to the increase in net interest income. The net interest margin, which reflects net interest income on tax-equivalent basis as a percentage of average interest-earning assets, was 3.84 percent for 2014, compared to 3.83 percent for 2013.

Interest income for the full year 2014 totaled $50,400,000, an increase of $3,428,000 or 7 percent above the 2013. The increase was driven by an increase in the average volume of interest earning assets, principally commercial loans and U.S. agency mortgage-backed securities. While earning assets increased 9 percent, the growth effect on interest income was slightly muted by lower asset yields, a reflection of the continuing low interest rate environment. Interest earning assets averaged $1.14 billion and yielded 4.55 percent (tax equivalent basis) for 2014, compared to $1.04 billion and a tax-equivalent yield of 4.66 percent, respectively, for 2013.

Interest expense for the full year 2014 totaled $8,040,000, a decrease of $579,000 or 7 percent below 2013. The decrease in total interest expense was driven by a general decrease in deposit rates, due to the continuing low interest rate environment, and a lower-cost deposit mix with a reduced volume of time deposits and a higher volume of core deposits (the Corporation defines core deposits as demand, savings, and money market deposits). The average volume of core deposits was $548 million for the full year 2014, a $43 million or 8 percent increase above the average volume for 2013.

Interest expense on long-term debt increased $363,000 or 43 percent for 2014 as compared to 2013, partially offsetting the decreased interest expense on deposits. Long-term debt averaged $81 million for the full year 2014, compared to a $47 million average for 2013. Long-term debt is comprised of low-rate advances from the Federal Home Loan Bank of Pittsburgh, with intermediate term bullet maturities that supplement deposit funding and provide a partial funding hedge against rising market interest rates.

Tables 1 and 2, following, are presented on a tax-equivalent basis to make it easier to compare taxable and tax-exempt assets. Interest on tax-exempt assets (which include securities issued by, or loans made to, state and local governments) is adjusted based upon a 34 percent federal income tax rate.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

		2014			2013			2012
	Average		Yield/	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$25,336	$63	0.25%	$25,674	$65	0.25%	$37,101	$94	0.25%
Investment securities:
Taxable	150,232	3,611	2.40	134,573	2,916	2.17	145,357	3,381	2.33
Tax-exempt	74,579	2,913	3.91	90,850	3,561	3.92	84,357	3,587	4.25
Total investment securities	224,811	6,524	2.90	225,423	6,477	2.87	229,714	6,968	3.03

Loans:
Taxable (1)	867,122	44,151	5.09	774,683	41,163	5.31	700,915	40,096	5.72
Tax-exempt	18,754	926	4.94	11,716	643	5.49	13,150	770	5.86
Total loans	885,876	45,077	5.09	786,399	41,806	5.32	714,065	40,866	5.72
Total earning assets	1,136,023	51,664	4.55	1,037,496	48,348	4.66	980,880	47,928	4.89
Other assets (2)	60,721			57,720			60,431
Total assets	$1,196,744			$1,095,216			$1,041,311
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$390,417	$1,352	0.35%	$371,503	$1,402	0.38%	$336,077	$1,335	0.40%
Savings	41,485	71	0.17	37,906	94	0.25	33,516	84	0.25
Time	410,917	5,245	1.28	408,229	6,159	1.51	427,536	8,196	1.92
Total interest bearing deposits	842,819	6,668	0.79	817,638	7,655	0.94	797,129	9,615	1.21
Short-term borrowings	33,744	170	0.50	22,724	125	0.55	20,843	122	0.59
Long-term debt	81,164	1,202	1.48	47,018	839	1.78	36,212	790	2.18
Total interest bearing liabilities	957,727	8,040	0.84	887,380	8,619	0.97	854,184	10,527	1.23

Noninterest bearing deposits	115,982			95,738			82,008
Other liabilities	7,859			7,268			6,727
Shareholders’ equity	115,176			104,830			98,392

Total liabilities and shareholders’ equity	$1,196,744			$1,095,216			$1,041,311
Net interest income (tax equivalent basis)		$43,624			$39,729			$37,401
Net interest margin (3)			3.84%			3.83%			3.81%
Tax equivalent adjustment		(1,264)			(1,376)			(1,416)
Net interest income		$42,360			$38,353			$35,985

(1)
Average balance includes average nonaccrual loans of $10,615,000 in 2014, $10,588,000 in 2013, and $11,538,000 in 2012. Interest includes net loan fees of $1,973,000 in 2014, $1,458,000 in 2013, and $1,060,000 in 2012.

(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.
(3)	Net interest income (tax equivalent basis) annualized as a percent of average interest earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	2014 vs. 2013			2013 vs. 2012
	Increase (decrease) due			Increase (decrease) due
	to change in			to change in
(dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$(2)	$0	$(2)	$(29)	$0	$(29)
Investment securities:
Taxable	334	361	695	(201)	(264)	(465)
Tax-exempt	(638)	(10)	(648)	278	(304)	(26)
Loans:
Taxable	5,573	(2,585)	2,988	4,809	(3,742)	1,067
Tax-exempt	386	(103)	283	(84)	(43)	(127)
Total interest income	5,653	(2,337)	3,316	4,773	(4,353)	420
Interest Expense
Deposits:
Interest bearing demand	81	(131)	(50)	127	(60)	67
Savings	9	(32)	(23)	11	(1)	10
Time	41	(955)	(914)	(370)	(1,667)	(2,037)
Short-term borrowings	60	(15)	45	7	(4)	3
Long-term debt	590	(227)	363	236	(187)	49
Total interest expense	781	(1,360)	(579)	11	(1,919)	(1,908)
Net interest income	$4,872	$(977)	$3,895	$4,762	$(2,434)	$2,328

Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

The provision for loan losses is an expense charged to earnings to cover estimated losses attributable to uncollectable loans. The provision reflects management’s judgment of an appropriate level for the allowance for loan and lease losses. The Risk Management section of this report, including Tables 10 – Nonperforming Assets, 11 – Analysis of Allowance for Loan and Lease Losses, and 12 – Allocation of Allowance for Loan and Lease Losses, provides detailed information about the allowance for loan losses, the loan loss provision, and credit risk.

For the year 2014, the provision for loan losses was $1,600,000, which was provided to support growth in the commercial loan portfolio and maintain the adequacy of the allowance for loan losses. The provision was $130,000 or 9 percent higher compared to 2013. The increased provision for loan losses was reflective of both overall commercial loan growth for 2014, and the Corporation’s analysis of the adequacy of the allowance based upon the size, composition, and risks to the loan portfolio, the level of specific reserves, and realized net charge-offs.

Noninterest Income

The following table presents the components of total noninterest income for each of the past three years.

Table 3 - Noninterest income

(dollars in thousands)	2014	2013	2012
Trust and investment services fees	$2,223	$1,922	$1,702
Income from mutual fund, annuity and insurance sales	648	614	896
Service charges on deposit accounts	2,968	2,727	2,560
Income from bank owned life insurance	714	727	633
Other income	630	662	645
Net gain on sales of loans held for sale	452	1,019	1,327
Net gain on sales of securities	518	83	427
Total noninterest income	$8,153	$7,754	$8,190

For the year 2014, the overall $399,000 or 5 percent increase in total noninterest income, compared to the year 2013, was primarily the result of increases in trust fees, service fees on deposits, and gains on sales of investment securities, which combined to more than offset a significant decrease in gains from the sale of residential mortgages. The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The upward trend in trust and investment services fees over the three year period presented was due to growth in trust assets under management from both new accounts, and appreciation in the market value of managed accounts, upon which some fees are based.

Income from mutual fund, annuity and insurance sales—For the year 2014, the $34,000 or 6 percent increase in income from the sale of mutual fund, annuity and insurance products by Codorus Valley Financial Advisors, Inc. (“CVFA”), a subsidiary of PeoplesBank, was a result of increased sales volume as compared to 2013. For 2013, the $282,000 or 31 percent decrease in income compared to the year 2012 was the result of a decrease in sales and loss of accounts due to the resignation of three registered representatives who left CVFA in April 2013.

Service charges on deposit accounts—For the year 2014, the $241,000 or 9 percent increase in service charge income compared to the year 2013 was due primarily to increases in debit card revenue and overdraft fees. For 2013, service charges on deposits accounts increased compared to the year 2012 primarily due to an increase in debit card revenue, which reflected an increase in the volume of transactions from normal business growth. Increases in account analysis fees and overdraft fees also contributed to the increase in service charges.

Income from bank owned life insurance (BOLI)—For the year 2014, the $13,000 or 2 percent decrease in income from BOLI was due to a decrease in policy rates which more than offset the increase in income due to an additional investment of $1.2 million in August 2014. For 2013, the $94,000 or 15 percent increase compared to 2012 was due to an additional investment totaling $5.3 million in February 2013.

Net gain on sales of loans held for sale—The downward trend in gains from the sale of residential mortgage loans held for sale over the three year period presented resulted from a decrease in mortgage originations, as refinancing demand and gains therefrom declined significantly, while the generally higher level of mortgage interest rates for 2014 and 2013 reduced the volume of new loan applications.

Net gain on sales of securities—For the year 2014, the $435,000 increase in gains on sales of securities related to gains realized from the sale of four U.S. agency securities which had appreciated in value due to the low-yield interest rate environment. The gains were realized to substantially offset nonrecurring pre-merger expenses of $533,000 related to costs associated with the Corporation’s acquisition of Madison Bancorp, Inc. For 2013, the $344,000 decrease in gains compared to 2012 reflected a lower level of sales.

Noninterest Expense

The following table presents the components of total noninterest expense for each of the past three years.

Table 4 - Noninterest expense

(dollars in thousands)	2014	2013	2012
Personnel	$18,025	$16,827	$15,312
Occupancy of premises, net	2,089	2,049	1,977
Furniture and equipment	2,251	2,045	1,851
Postage, stationery and supplies	741	586	508
Professional and legal	758	667	534
Marketing	1,295	1,074	907
FDIC insurance	663	622	733
Debit card processing	790	773	707
Charitable donations	1,134	685	640
Telephone	570	543	532
External data processing	878	693	605
Foreclosed real estate including (gains) losses on sales	425	713	2,830
Other	2,857	2,877	2,792
Total noninterest expense	$32,476	$30,154	$29,928

Total noninterest expense for the year 2014 increased $2,322,000 or 8 percent above the year 2013, reflecting the overall expansion of the banking franchise (new financial centers), planned expenses related to expected business growth, and certain nonrecurring overhead expenses, including merger-related expenses. The discussion that follows addresses changes in selected noninterest expenses.

Personnel—The upward trend in personnel expense was due largely to an increase in wage expense resulting from planned staff additions for both normal business growth, and franchise expansion (the new Camp Hill, PA and Shrewsbury, PA financial centers in 2014; the Dover, PA financial center in late 2013).

Occupancy of premises, net— Occupancy of premises expense is comprised of rent, depreciation, maintenance, insurance, real estate taxes and utilities. The level of expense can vary annually based upon franchise expansion, repairs and maintenance, and normal business growth.

Furniture and equipment—The upward trend in furniture and equipment expense was in alignment with the increased personnel expense, as additional furniture, computer hardware and software (and related depreciation and maintenance expenses) were incurred to support new staff from both business growth, and the addition of the new financial centers. Also during 2014, expenditures were made for planned information system hardware and storage upgrades.

Postage, stationary and supplies—The upward trend in postage, stationary and supplies was due primarily to franchise expansion, postage rate increases, and new stationary reflecting the Corporation’s updated branding.

Professional and legal—The level of professional and legal expense can vary annually based on the varying needs for legal, accounting and consulting services, which is driven in part by the level of routine lawsuits in the ordinary course of business, the number and complexity of corporate initiatives, including IT security, and changes in regulatory compliance requirements. In 2014, professional and legal expense included nonrecurring consulting expenses related to analyzing and identifying opportunities to increase noninterest revenues.

Marketing—Expense for the three years presented shows an upward trend that reflects an increased operating budget to support normal business growth, and corporate initiatives such as branding, product advertising and internal promotions. In addition, for 2014, marketing expense included non-recurring costs and business development activities related to promoting PeoplesBank’s 150th year in business.

FDIC insurance—The $41,000 or 7 percent increase in FDIC insurance for 2014 as compared to 2013 related primarily to growth in the average balance of assets less average tangible capital, resulting in a higher deposit insurance assessment. For 2013, FDIC insurance decreased $111,000 or 15 percent compared to 2012, reflective of a lower assessment rate due to PeoplesBank’s improved financial performance and credit quality.

Charitable donations—The upward trend in charitable donations was the result of an increase in, and timing of, donations to nonprofit organizations that qualify for related state tax credits. PeoplesBank uses state tax credits from donations to reduce its Pennsylvania shares tax expense, included in other expenses. State tax credits typically range from 55 to 90 percent of the amount donated, effectively lowering the cost of the donation.

External data processing—The upward trend in external data processing reflects increased reliance on outsourcing transaction processing to specialized vendors, which is typically performed on their hosted and secure websites, thereby increasing the Corporation’s data processing efficiency. Additional expenditures related to expansion in the electronic banking services offered to our client base, and charges for higher transaction volume from normal business growth.

Foreclosed real estate including (gains) losses on sales—The $288,000 or 40 percent decrease in foreclosed real estate expenses compared to 2013 was a result of sales of certain larger foreclosed properties in 2014. The sales reduced the volume of foreclosed assets held, and the related year-over-year holding costs including real estate taxes, property maintenance, appraisal fees, and collection costs. For 2013, foreclosed real estate expense decreased $2,117,000 or 75 percent, compared to the year 2012. The year 2012 included a a $1,027,000 provision related to a single foreclosed property, as previously reported on Form 8-K dated August 30, 2012 and filed with the SEC. Losses totaling $816,000 on two additional and unrelated properties during the year 2012 contributed as well.

Other expenses — Other expenses included $533,000 of pre-merger costs in 2014 associated with the Corporation’s acquisition of Madison Bancorp, Inc. (the acquisition was completed on January 16, 2015, as disclosed on a Form 8-K filed on the same date). Pre-acquisition expenses in 2014 included investment banking fees, legal expenses, and external data processing conversion costs. Offsetting the merger-related costs was a decrease of $487,000 in Pennsylvania shares tax expense, which resulted from both (i) statutory changes in the formula for determining the shares tax which were favorable for the Corporation’s tax basis, and (ii) changes in the volume of tax credits which originated from qualifying charitable donations described earlier. Additionally, impaired loan costs decreased as the lower volume of nonperforming assets in 2014 versus 2013 resulted in less carrying and collection costs. For 2013, the $85,000 or 3 percent increase in other expenses compared to 2012 was primarily due to an increase in PA shares tax expense.

Provision for Income Taxes

The provision for income taxes for 2014 totaled $4,668,000 which was $751,000 or 19 percent above the provision for income taxes for 2013 of $3,917,000. The increase is directionally in alignment with the higher pretax income for 2014 as compared to 2013. For both years, the Corporation’s incremental statutory federal income tax rate was 35 percent; however, the Corporation’s effective income tax rate was approximately 28 percent for 2014, compared to 27 percent for 2013. The effective tax rate differs from the statutory tax rate due to the impact and volume of tax-exempt income, including income from bank owned life insurance and certain municipal securities and loans. The slightly higher effective tax rate for 2014 also reflects a decrease in the amount of tax-exempt income when compared to 2013.

Preferred Stock Dividends

Preferred stock dividends for 2014 were $174,000, a decrease of $76,000 compared to $250,000 of preferred stock dividends paid in 2013. On May 30, 2014, as reported on a Form 8-K filed on the same date, the Corporation redeemed $13,000,000 of $25,000,000 in outstanding shares of preferred stock held by the United States Department of the Treasury under its Small Business Lending Fund (SBLF). Information about the SBLF Program is provided in Note 10—Shareholders’ Equity, to the consolidated financial statements. The preferred stock dividend rate for both 2014 and 2013 was 1 percent of the amount of the average preferred stock outstanding, paid quarterly to the U.S. Treasury.

BALANCE SHEET REVIEW

Interest Bearing Deposits with Banks

Interest bearing deposits with banks totaled $17 million on December 31, 2014, compared to $2 million on December 31, 2013. The increase related to cash management planning by the Corporation, as funds held in reserve include $14.4 million to fund the Corporation’s cash consideration payment to acquire Madison Bancorp, Inc. on January 16, 2015.

Investment Securities (Available-for-Sale)

The Corporation’s entire investment securities portfolio is classified available-for-sale, and is comprised of interest-earning debt securities (see Table 5 below). Investment securities serve as an important source of liquidity, and provide stable interest income revenue supplementary to the larger loan portfolio. The securities also serve as collateral for public and trust deposits, securities sold under agreements to repurchase, and to support borrowing capacity. The investment securities portfolio is managed to comply with the Corporation’s Investment Securities Policy, and accounted for in accordance with FASB ASC Topic 320. Decisions to purchase or sell securities are based on an assessment of current economic and financial conditions, including the interest rate environment, the demand for loans, liquidity and income requirements.

The following table shows the amortized cost and fair value, by type of debt security, for three year-end periods:

Table 5-Investment Securities
	December 31,
	2014		2013		2012
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
Debt securities:
U.S. Treasury notes	$0	$0	$0	$0	$5,001	$5,032
U.S. agency	17,811	17,907	33,265	33,499	37,000	38,058
U.S. agency mortgage-backed, residential	122,443	124,815	105,181	105,919	84,630	88,233
State and municipal	68,879	70,452	87,004	89,323	98,744	102,739
Total debt securities	$209,133	$213,174	$225,450	$228,741	$225,375	$234,062

At December 31, 2014, the fair value of securities, available-for-sale, totaled $213 million, a decrease of $16 million compared to the fair value of the investment securities portfolio at December 31, 2013. For the year 2014, cash inflows from maturities, repayments, and calls were reinvested in U.S. agency mortgage-backed bonds to take advantage of improved yield opportunities and to provide cash flow, which could be re-priced at higher yields should market interest rates trend upward in the future. Additionally, approximately $13 million of U.S. agency securities were sold during 2014 to realize $518,000 of gains to substantially offset the impact of nonrecurring pre-merger expenses in 2014. Proceeds from sales and maturities of investments provided funds to support both loan growth, and cash reserves towards required merger consideration.

Securities, available-for-sale are generally comprised of high quality debt instruments. On January 1, 2013, Section 939(a) of the Dodd-Frank Act became effective changing the definition of investment grade by removing reliance on credit ratings by national statistical rating organizations. Investment credit assessment, under the revised definition, requires an active review by the Corporation (i.e., pre-purchase and post-purchase credit risk analysis) of the underlying obligor to determine that the obligor has an adequate capacity to meet its financial commitments, and more specifically, that the risk of default is low, and that full and timely repayment of principal and interest is expected. Obligations of the U.S. government and U.S. government sponsored enterprises are not subject to the due diligence requirement. However, the Corporation’s municipal securities, and any corporate securities that may be acquired in the future, are subject to the new requirement.

As shown in Table 5, above, the Corporation holds investments in the obligations of states and municipalities. Municipalities have many options for meeting their debt obligations, including decreasing costs and service levels, imposing taxes and fees and selling assets. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific reserves, which provide additional layers of protection to the investor. Access to the credit market and a good credit rating are high priorities enabling a municipality to meet its current and future funding needs at a reasonable interest cost. For these reasons, defaults on municipal bonds are unusual. The majority of municipal bonds in the Corporation’s portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but such bonds are for critical services such as water and sewer. Many of the municipal holdings are also insured or backed by specific school district loss reserves. Based on the results of an independent credit review of the Bank’s entire municipal bond portfolio as performed in 2014, and recent bond ratings by national statistical rating organizations, we believe that the municipal investments held by the Bank are investment grade.

The table below shows that the available-for-sale securities portfolio had an overall yield of 2.95 percent on December 31, 2014:

Table 6-Securities Maturity Schedule (amortized cost basis)

	December 31, 2014
	Maturity Distribution
		One	Five
	One year	through	through	After	Total
(dollars in thousands)	or less	five years	ten years	ten years	Amount	Yield(1)
Debt securities:
U.S. agency	$2,001	$11,115	$4,695	$0	$17,811	1.56%
U.S. agency mortgage-backed, residential (2)	0	80,059	42,384	0	122,443	2.58%
State and municipal	12,643	52,169	249	3,818	68,879	3.97%
Total debt securities	$14,644	$143,343	$47,328	$3,818	$209,133	2.95%

Yield (1)	4.43%	2.87%	2.46%	6.18%	2.95%

(1) Weighted average yields (tax equivalent basis) were calculated on the amortized cost basis.
(2) U.S. agency mortgage-backed securities are included in the maturity categories based on average expected life.

The portfolio yield for 2014, reflected in the table above, is lower than the 3.10 percent securities portfolio yield as of December 31, 2013. Generally lower yielding securities were purchase in 2014, including the reinvestment of cash flows from maturities and principal repayments on mortgage-backed bonds, during a year of persistently low market investment interest rates. Also, securities purchases made were generally shorter in duration as part of the Corporation’s interest rate risk management. More information about investment securities is provided in Note 3-Securities, to the consolidated financial statements.

Restricted Investment in Bank Stocks

At December 31, 2014, the Corporation held approximately $3.8 million in restricted common stock, compared to $4.7 million at year-end 2013. Investment in restricted stock is a condition of obtaining credit from the Federal Home Loan Bank of Pittsburgh (FHLBP) and the Atlantic Community Bankers Bank (ACBB) organizations. Accordingly, changes in the level of restricted stock are the result of member capital requirements and borrowing levels from the FHLBP as described within the Long-term Debt section of this report. Of the total investment as of December 31, 2014, approximately $3.7 million consisted of stock issued by the FHLBP, with the remainder being restricted stock issued by ACBB. Information about restricted investment in bank stocks, including impairment considerations, is provided in Note 1–Summary of Significant Accounting Policies, to the consolidated financial statements.

Loans Held for Sale

On December 31, 2014, loans held for sale were approximately $464,000, compared to $514,000 at year-end 2013. For both years, the majority of PeoplesBank’s mortgage banking production focused on originating and selling secondary-market qualifying residential mortgage loans, without retaining mortgage servicing rights.

Loans

On December 31, 2014, total loans, net of deferred fees, totaled approximately $920 million, an increase of $61 million or 7 percent above total loans as of year-end 2013. Most of the increase was due to a $59 million or 8 percent increase in commercial loans, which reflected continued strong commercial loan demand in our markets, and our continued ability to expand existing relationships with creditworthy borrowers, and acquire new loan business, based on our reputation for client service and competitive prices and terms.

The average yield (tax- equivalent basis) earned on total loans was 5.09 percent for the full year 2014, as compared to 5.32 percent for the year 2013.  Persistent low market interest rates and strong competition in our markets resulted in continuing pricing pressures on new loan and refinancing activities.  The composition of the Corporation’s loan portfolio, by industry class, at December 31, 2014 and 2013 is provided in Note 4–Loans in the notes to the consolidated financial statements.

The following table presents the general composition of total loans for five year-end periods:

Table 7-Loan Portfolio Composition

	December 31,
(dollars in thousands)	2014	%	2013	%	2012	%	2011	%	2010	%
Commercial, financial and agricultural	$658,627	71.6	$607,779	70.7	$510,544	69.2	$462,061	66.6	$419,649	65.5
Real estate-construction and land development	114,695	12.5	106,436	12.4	96,936	13.2	103,514	14.9	95,735	14.9
Total commercial related loans	773,322	84.1	714,215	83.1	607,480	82.4	565,575	81.5	515,384	80.4

Real estate - residential mortgages	32,453	3.5	25,695	3.0	23,511	3.2	21,324	3.1	20,357	3.2
Consumer and home equity	114,315	12.4	119,474	13.9	106,143	14.4	106,616	15.4	105,108	16.4
Total consumer related loans	146,768	15.9	145,169	16.9	129,654	17.6	127,940	18.5	125,465	19.6

Total loans	$920,090	100.0	$859,384	100.0	$737,134	100.0	$693,515	100.0	$640,849	100.0

The table below shows at December 31, 2014, the commercial loan portfolio was comprised of approximately $560 million or 72 percent in fixed rate loans, and $213 million or 28 percent in floating rate loans.  This compares to $486 million or 68 percent in fixed rate loans, and $229 million or 32 percent in floating rate loans, for the year ended December 31, 2013.  Floating rate loans reprice periodically with changes in the Wall Street Journal (WSJ) Prime Rate, or LIBOR.

Table 8-Selected Loan Maturities and Interest Rate Sensitivity

	December 31, 2014
	Maturity Distribution
		One
	One year	through	After
(dollars in thousands)	or less	five years	five years	Total
Commercial, financial and agricultural	$77,418	$150,767	$430,442	$658,627
Real estate-construction and land development	54,585	38,941	21,169	114,695
Total commercial related loans	$132,003	$189,708	$451,611	$773,322

Fixed interest rates	$24,923	$135,391	$399,425	$559,739
Floating interest rates	107,080	54,317	52,186	213,583
Total commercial related loans	$132,003	$189,708	$451,611	$773,322

During 2014, commercial borrowers continued to prefer fixed rate loans with maturities ranging from 5 to 10 years. Although the commercial loan portfolio’s increased fixed rate volume and longer maturities increase risk if interest rates rise, management has implemented interest rate risk mitigation strategies which include maintaining a shorter duration in the Corporation’s investment portfolio, and lengthening fixed rate liabilities, principally borrowings from the Federal Home Loan Bank of Pittsburgh.

Additional loan information can be found in Note 4–Loans, in the notes to the consolidated financial statements, and within the Risk Management section of this report.

Premises and Equipment

On December 31, 2014, premises and equipment, net of accumulated depreciation, totaled approximately $18.5 million, compared to $14.6 million on December 31, 2013. The increase was primarily the result of capital expenditures associated with franchise expansion via new financial centers (land and building acquisition of the Camp Hill, PA location; new construction at the Shrewsbury, PA location), the purchase of an additional administration center, and secondarily to IT initiatives pertaining to the replacement of older technology, upgrades and storage capacity increases, and the addition of new client services.

Other Assets

On December 31, 2014, other assets totaled approximately $37.9 million, comparable to $37.5 million of other assets as of December 31, 2013.  Other assets were primarily comprised of investments in bank owned life insurance (BOLI), foreclosed real estate, accrued interest receivable, and deferred tax assets.

Investments in life insurance relates to a select group of employees and directors whereby PeoplesBank is the owner and beneficiary of the policies. These investments, carried at the cash surrender value of the underlying policies, totaled $23.3 million at year-end 2014, compared to $21.5 million at year-end 2013. The selection of the underlying BOLI insurers is based primarily on the respective insurers’ high credit rating and reputation, and competitive tax-exempt yield.  The Corporation also seeks to maintain a reasonable diversification among insurers for the BOLI portfolio.

The level of the Corporation’s BOLI investment was approximately 19 percent of PeoplesBank’s Tier 1 capital, excluding net unrealized gains on available-for-sale securities, at December 31, 2014, which is well within the regulatory guideline of 25 percent of Tier 1 capital.

Other assets also includes foreclosed real estate, net of allowance, totaling $2.5 million at year-end 2014, which is a reduction compared to $4.1 million at year-end 2013.  The reduction is primarily from sales of foreclosed real estate during 2014. Foreclosed real estate is discussed in the Nonperforming Assets section of this report.   Also included with other assets is $3.7 million of accrued interest receivable on loans and investment securities, and $4.8 million of net deferred tax assets. Additional information about these assets can be found in Note 1–Summary of Significant Accounting Policies in the notes to the consolidated financial statements under the appropriate subheadings.

Funding

Deposits

Deposits are the Corporation’s principal source of funding for earning assets.  The average rate paid on interest-bearing deposits was 0.79 percent for the year 2014, which favorably compares to the average deposit funding cost of 0.94 percent for the year 2013.

On December 31, 2014, deposits totaled $955 million, which represented a $30 million or 3 percent increase compared to the level at year-end 2013.  Increases in deposits occurred in core deposit categories, including demand, money market and saving accounts.  These core deposits, in aggregate, increased $45 million or 9 percent for the year ended December 31, 2014. In contrast, for the same period, total time deposits (i.e., CDs) decreased $15 million or 4 percent.  Of the total $386 million of time deposits as of December 31, 2014, the balance of certificates of deposit with a balance of $100,000 or more was $164 million, while time deposits with a balance less than $100,000 totaled $222 million. Time deposits totaling $183 million, or 47 percent of the total at year-end 2014, will mature in 2015.

The composition of the Corporation’s deposit portfolio at December 31, 2014 is provided in Note 7-Deposits, in the notes to the consolidated financial statements.

Short-term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase (repo agreements), federal funds purchased, and other borrowings as described more fully in Note 8-Short-term borrowings and Long-term Debt, to the consolidated financial statements. On December 31, 2014, short-term borrowings totaled $42.2 million, as compared to the $40.4 million of short-term borrowings on December 31, 2013.

Long-term Debt

Long-term debt is a secondary funding source for asset growth.  On December 31, 2014, long-term debt totaled $90.4 million, compared to $70.5 million at year-end 2013.  The increase was the result of $20 million in new advances from the Federal Home Loan Bank of Pittsburgh (FHLBP), which were used to help fund loan demand, and to provide a hedge against rising market interest rates. All advances had low fixed rates of interest with three to five year maturities.

Generally, funds for the payment of long-term debt come from operations.  On December 31, 2014, total unused credit with the FHLBP was approximately $297 million.  Obligations to the FHLBP are secured by FHLBP stock and qualifying collateral, principally real estate secured loans. A listing of outstanding long-term debt obligations is provided in Note 8-Short-term Borrowings and Long-term Debt, in the notes to the consolidated financial statements.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity, or capital, enables the Corporation to maintain asset growth and absorb losses.  Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion, balance sheet growth, dividend policy, and regulatory mandates.

Total shareholders’ equity was $118.4 million on December 31, 2014, compared to $107.6 million at year-end 2013, reflecting an increase in net income after cash dividends distributed.

Information pertaining to preferred and common stock issued by the Corporation is disclosed in Note 10–Shareholders’ Equity, in the notes to the consolidated financial statements.

Dividends on Preferred Stock

As previously disclosed, the Corporation participates in the U.S. Department of the Treasury’s (Treasury) Small Business Lending Fund Program (SBLF Program). Information about the SBLF Program is provided in Note 10—Shareholders’ Equity, to the consolidated financial statements.  Under the SBLF program, the Corporation originally issued $25 million, or 25,000 shares of non-cumulative, perpetual preferred stock, Series B, $1,000 liquidation value, $2.50 par value to the Treasury.

The SBLF preferred stock qualifies as Tier 1 regulatory capital and requires the payment of non-cumulative cash dividends quarterly on each January 1, April 1, July 1 and October 1. Preferred stock dividends for 2014 were $174,000, a decrease of $76,000 compared to $250,000 of preferred stock dividends in 2013.  The reduction in preferred dividends resulted from the Corporation redeeming $13,000,000 of the $25,000,000 in outstanding shares of preferred stock on May 30, 2014, as reported on a Form 8-K filed on the same date.  The preferred stock dividend rate throughout both 2014 and 2013 was 1 percent.

Dividends on Common Stock

The Corporation typically pays cash dividends on its common stock on a quarterly basis.  The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other factors.  Annual cash dividends per common share for the year 2014 totaled $0.466 per share, as adjusted for stock dividends, representing an increase of $0.049 or 12 percent above the cash dividends of $0.417, as adjusted, paid for the year 2013.

Periodically, the Corporation distributes stock dividends on its common stock. On December 9, 2014, the Corporation distributed a 5 percent common stock dividend to shareholders of record at the close of business on October 28, 2014.  A 5 percent common stock dividend was also distributed in December 2013.

Compensation Plans

As disclosed in this report, the Corporation maintains various employee and director benefit plans that could result in the issuance of its common stock or affect its earnings.  Information regarding these plans can be found in Note 11-Benefit Plans and Note 12-Stock-Based Compensation, in the notes to the consolidated financial statements.

Shelf Registration Statement

During November 2013, the Corporation filed a registration statement on Form S-3 using a “shelf” registration process. Under the shelf registration statement, the Corporation may sell any combination of common stock, preferred stock, warrants and units, from time to time in one or more offerings, up to a total dollar amount of $35 million.

The Corporation expects to use the net proceeds of any sale of securities for general corporate purposes, unless specified otherwise in an applicable prospectus supplement.  As noted below, the Corporation completed a private placement issuance of common stock in March 2014.

Private Placement of Common Stock and Redemption of Preferred Stock

As previously announced on the Form 8-K filed on March 27, 2014, the Corporation completed the private placement of 650,000 shares of its common stock to accredited investors at a purchase price of $20 per share, pursuant to which the Corporation raised gross proceeds of $13 million. After issuance costs, net proceeds from the private placement totaled approximately $12.5 million.  The Corporation used these net proceeds, plus additional cash on hand, to redeem $13 million of the $25 million of outstanding preferred stock issued to the U.S. Treasury under its Small Business Lending Fund Program.  This redemption was reported on a Form 8-K filed on May 30, 2014.

Capital Ratios

The Corporation and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments.  Quantitative measures established by regulators pertain to minimum capital ratios, as set forth in Table 9 below.  The table provides a comparison of the Corporation’s and PeoplesBank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirement for the periods indicated.

Table 9-Capital Ratios

	Ratios		Federal	Federal		Capital *
	at December 31,		Minimum	Well		at December 31,
(dollars in thousands)	2014	2013	Required	Capitalized		2014	2013

Tier 1 risk-based capital
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	13.24%	12.79%	4.00%	n/a	%	$125,773	$115,477
PeoplesBank	12.85	12.42	4.00	6.00		121,634	111,713

Total risk-based capital
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	14.42%	13.89%	8.00%	n/a	%	$136,935	$125,452
PeoplesBank	14.03	13.53	8.00	10.00		132,796	121,688

Leverage
(Tier 1 capital as a percentage of average total assets)
Codorus Valley Bancorp, Inc. (consolidated)	10.32%	10.18%	4.00%	n/a	%	$125,773	$115,477
PeoplesBank	10.01	9.88	4.00	5.00		121,634	111,713

* Net unrealized gains and losses on securities available-for-sale, net of taxes, are disregarded for capital ratio computation purposes in accordance with federal regulatory banking guidelines.

On July 2, 2013, the Board of Governors of the Federal Reserve System finalized its rule implementing the Basel III regulatory capital framework, which the FDIC adopted on July 9, 2013. Under the rule, minimum requirements will increase both the quantity and quality of capital held by banking organizations. Consistent with the Basel III framework, the rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5 percent, and a common equity Tier 1 conservation buffer of 2.5 percent of risk-weighted assets, that will apply to all supervised financial institutions. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4 percent to 6 percent, and includes a minimum leverage ratio of 4 percent for all banking organizations. The new rule also increases the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors. The rule for smaller, less complex institutions, including the Corporation, takes effect January 1, 2015.

The new rule provides that, in order to avoid restrictions on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold the 2.5 percent capital conservation buffer, which is to be phased in over a four year period beginning January 1, 2016, with the full 2.5 percent required as of January 1, 2019.

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

The Corporation’s regulatory capital position at December 31, 2014, as reflected in Table 9 above, reflects compliance with the new rule requirements that become effective January 1, 2015.  The Corporation plans to manage its capital to ensure continued compliance.

Risk Management

The Corporation’s Risk Management Committee (“Committee”) meets at least quarterly and includes members of senior management and at least one independent director.  The objective of the Committee is to identify and manage risk inherent in the operations of the Corporation and its affiliates.  While the Committee’s risk review is broad in scope, its primary responsibility is to develop, implement and monitor compliance with formal risk management policies and procedures.

Credit Risk Management

Credit risk represents the possibility that a loan client, counterparty or issuer may not perform in accordance with contractual terms, posing one of the most significant risks of loss to the Corporation. Accordingly, the Corporation emphasizes the management of credit risk.  To support this objective, a lending policy framework has been established which management believes is sound given the nature and scope of our operations.  This framework includes seven basic policy parameters that guide the lending process and minimize risk:

●	The Corporation follows detailed written lending policies and procedures.
●	Lending authority is granted commensurate with dollar amount, loan type, level of risk, and loan officer experience.
●	Loan review committees function at both the senior lending officer level and the Board level to review and approve loans that exceed pre-established dollar thresholds and/or meet other criteria.
●
The Corporation lends mainly within its primary geographical market area, including York County, Pennsylvania and northern-central Maryland.  Although this focus may pose a geographical concentration risk, the diverse local economies and employee knowledge of our customers lessens this risk.

●	The loan portfolio is diversified to prevent dependency upon a single customer or small group of related customers.
●	The Corporation does not participate in the subprime lending market, nor does it invest in securities backed by subprime mortgages.
●	The Corporation does not lend to foreign countries or persons residing therein.

The Corporation uses loan-to-value ratios (“LTV ratios”) for loan underwriting, establishing generally acceptable ratios of the loan amount to the value of the collateral securing the loan, to minimize the risk of future loss from the loan portfolio. At December 31, 2014, the LTV ratios listed below were in effect.

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

One component of the internal credit risk review is the identification and management of industry concentrations, defined as greater than 10 percent of the total loan portfolio.  At December 31, 2014, the Corporation had three industry concentrations that exceeded 10 percent of the total loan portfolio: commercial real estate investor, which was 15.7 percent of the portfolio; builder & developer, which was 12.5 percent of the portfolio; and residential real estate investor, which was 10.6 percent of the portfolio.  At December 31, 2013, the Corporation had two industry concentrations that exceeded 10 percent of the total loan portfolio: commercial real estate investor, which was 16.5 percent of the portfolio, and builder & developer, which was 12.4 percent of the portfolio.  Loans to borrowers within these industries are usually collateralized by real estate.

In addition to a comprehensive lending policy, numerous internal reviews of loan and foreclosed real estate portfolios occur throughout the year.  These portfolios, or selected accounts therein, are also examined periodically by the Corporation’s or PeoplesBank’s regulators.

Nonperforming Assets

Table 10 – Nonperforming assets, below, presents a five-year history of asset categories posing the greatest risk of loss and related ratios.  The Corporation generally places a loan on nonaccrual status and ceases accruing interest income (i.e., recognizes interest income on a cash basis as long as the loan is sufficiently collateralized) when loan payment performance is unsatisfactory and the loan is past due 90 days or more.    Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection.

Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank, or a foreclosed asset subsidiary.

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

Nonperforming assets are reviewed by management on a monthly basis.  We generally rely on appraisals performed by independent licensed appraisers to determine the value of real estate collateral for impaired collateral-dependent loans.  Generally, an appraisal is performed when: (i) an account reaches 90 days past due, unless a certified appraisal was completed within the past twelve months; (ii) market values have changed significantly; (iii) the condition of the property has changed significantly; or (iv) the existing appraisal is outdated based upon regulatory or policy requirements. In instances where the value of the collateral is less than the net carrying amount of the loan, a specific loss allowance is established for the difference by recording a loss provision to the income statement.  When it is probable that some portion or all of the loan balance will not be collected, that amount is charged off as loss against the allowance.

Table 10-Nonperforming Assets

	December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Nonaccrual loans	$6,384	$13,231	$6,232	$5,931	$14,844
Nonaccrual loans, troubled debt restructurings	2,242	2,069	2,110	5,770	3,680
Accruing loans that are contractually past due 90 days or more as to principal and interest	54	0	186	0	197
Total nonperforming loans	8,680	15,300	8,528	11,701	18,721
Foreclosed real estate, net of allowance	2,542	4,068	3,633	16,243	10,572
Total nonperforming assets	$11,222	$19,368	$12,161	$27,944	$29,293
Accruing troubled debt restructurings	$1,996	$3,342	$3,550	$3,272	$0

Total period-end loans, net of deferred fees	$920,090	$859,384	$737,134	$693,515	$640,849
Allowance for loan losses (ALL)	$11,162	$9,975	$9,302	$8,702	$7,626
ALL as a % of total period-end loans	1.21%	1.16%	1.26%	1.25%	1.19%
Annualized net charge-offs as a % of average total loans	0.05%	0.10%	0.16%	0.58%	0.39%
ALL as a % of nonperforming loans	128.59%	65.20%	109.08%	74.38%	40.74%
Nonperforming loans as a % of total period-end loans	0.94%	1.78%	1.16%	1.69%	2.92%
Nonperforming assets as a % of total period-end loans and net foreclosed real estate	1.22%	2.24%	1.64%	3.94%	4.50%
Nonperforming assets as a % of total period-end assets	0.92%	1.68%	1.15%	2.76%	3.06%
Nonperforming assets as a % of total period-end shareholders’ equity	9.47%	17.99%	12.00%	29.97%	38.27%

While the Corporation’s loan portfolio has experienced strong growth over the years, notable progress has been made in managing, and reducing the level of, nonperforming assets. This has been accomplished through continuous collection efforts coordinated by the Corporation’s General Counsel, recoveries from borrower payments and foreclosed real estate sales, the establishment of valuation allowances for selective accounts, and if necessary, loan charge-offs. While progress has been made in managing nonperforming assets, we remain concerned about the impact of changing economic conditions, and the potential for adverse real estate market value changes, and the corresponding effects on commercial borrowers.

The paragraphs below explain significant changes in the aforementioned nonperforming asset categories as of December 31, 2014, compared to December 31, 2013.

Nonaccrual Loans

The Corporation evaluates the adequacy of the allowance for loan losses at least quarterly, and has established a loss allowance for selected loan relationships where the net realizable value of the collateral is insufficient to repay the loan.  In this regard, allowances, if applicable, are noted below within the description of the loan.  Collection efforts, including modification of contractual terms for individual accounts based on prevailing market conditions and liquidation of collateral assets, are being employed to maximize recovery.  Further provisions for loan losses may be required for nonaccrual loans as additional information becomes available or conditions change. There is also the potential for adjustment to the allowance as a result of regulatory examinations. A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all of the principal and interest amounts contractually due are current for at least six consecutive payments and future payments are reasonably assured.

On December 31, 2014, the nonaccrual loan portfolio balance totaled $8,626,000, compared to $15,300,000 at year-end 2013.  Significant activity contributing to the decrease included (i) a $3.9 million payment received on a nonaccrual commercial loan, (ii) a $1.05 million payoff of a nonaccrual commercial loan, (iii) payments totaling $679,000 from collateral sales and guarantees on a commercial loan relationship, and (iv) reclassifications to foreclosed real estate totaling $1.6 million.

Four unrelated commercial relationships, which represent the majority of the nonperforming loan portfolio balance as of December 31, 2014, are described below.

Loan no. 1—At December 31, 2014, the outstanding principal balance of this loan relationship was $1,934,000, collateralized by commercial rental properties with rents assigned to PeoplesBank. Based on a recent appraisal of the primary real estate collateralizing the relationship, we believe that the loans are adequately secured.  The borrower is presently operating under a troubled debt restructuring agreement.

Loan no. 2—At December 31, 2014, the outstanding principal balance of this loan relationship was $1,595,000.  The balance outstanding was significantly reduced in 2014 due to a significant principal payment of $3,879,000 received during the second quarter, funded by proceeds from the sale of the largest commercial property securing the loan.  The remaining balance is collateralized by various smaller properties, some with prior lienholders.  A $750,000 allowance for probable loan losses was established for this relationship. Management is pursuing its legal remedies to recover the remaining amount due.

Loan no. 3—At December 31, 2014, the outstanding principal balance of the loan relationship was $1,407,000, collateralized by various residential rental properties. A $500,000 allowance for loan losses was established for this relationship.  PeoplesBank is presently pursuing its legal remedies to recover the amount due, including sales of underlying collateral.

Loan no. 4—At December 31, 2014, the outstanding principal balance of the loan relationship was $835,000, collateralized by two commercial properties. Based on an independent appraisal of the real estate collateralizing the relationship, we believe that the loans are adequately collateralized. PeoplesBank is presently pursuing its legal remedies to recover the amount due.

For 2014, the gross interest income that would have been recorded if the nonaccrual loans had been current in accordance with their original terms and current throughout the period was approximately $648,000.  The amount of interest income on those nonaccrual loans that was included in net income for 2014 was approximately $183,000.  The interest income recognized on impaired loans in Note 4–Loans, in the notes to the consolidated financial statements, is a higher amount because it includes interest income on all impaired loans, which includes nonaccrual loans, from the time the loan was impaired.

At December 31, 2014, there were approximately $9.4 million in additional potential problem loans being closely monitored by management.   These additional potential problem loans consist of loans classified as substandard reflecting increased risk of the borrowers’ ability to comply with present repayment terms.  These loans are not classified as nonperforming and are not disclosed in Table 10. A loss allowance totaling $1.1 million was established at December 31, 2014, for those potential problem commercial loans that, in our judgment, were under collateralized. Comparatively, we were monitoring approximately $10 million of potential problem loans at December 31, 2013.

Foreclosed Real Estate

On December 31, 2014, foreclosed real estate, net of allowance, totaled $2,542,000, compared to $4,068,000 at December 31, 2013. Total foreclosed real estate decreased by 38% from December 31, 2013, to December 31, 2014, with the decrease primarily attributable to the sales of two foreclosed real estate assets with a combined carrying amount of $1,827,000 during the third quarter of 2014.  These foreclosed assets were sold with minimal current combined realized losses.

Two unrelated foreclosed real estate properties, which represent 76% of the foreclosed real estate portfolio balance, net of allowance, as of December 31, 2014, are described below. If a valuation allowance for probable loss has been established for a particular property, it is so noted in the property description below.  Further valuation allowances may be required on any foreclosed property as additional information becomes available or conditions change.

Property no. 1— The carrying amount of this property at December 31, 2014 was $1,010,000, which is net of a $1,627,000 valuation allowance. The property is comprised of 132 approved residential building lots. Of this total, 26 lots are improved. The property has been listed for sale with a property broker.

Property no. 2 – The carrying amount of this property at December 31, 2014 is $910,000.  The property is comprised of an 8 acre parcel improved for commercially developable sites.  Management is evaluating its disposition options with regard to this property.

Allowance for Loan Losses

Although the Corporation believes that it maintains sound credit policies, certain loans deteriorate and must be charged off as losses.  The allowance for loan losses is maintained to absorb losses inherent in the portfolio.  The allowance is increased by provisions charged to expense and is reduced by loan charge-offs, net of recoveries.  The allowance is based upon management’s continuous evaluation of the loan portfolio coupled with a formal review of adequacy on a quarterly basis, which is subject to review and approval by the Board.  An overview of the methodology and key factors that we use in evaluating the adequacy of the allowance and loan impairment is provided in Note 1-Summary of Significant Accounting Policies, in the notes to the consolidated financial statements.

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

An analysis of the activity in the allowance for loan losses over a five-year period is presented in Table 11 - Analysis of Allowance for Loan Losses, below.  A more detailed analysis of the allowance for the current year is provided in Note 5 –Allowance for Loan Losses in the notes to the consolidated financial statements.

The allowance was $11,162,000 or 1.21 percent of total loans, on December 31, 2014, compared to $9,975,000 and 1.16 percent, respectively, on December 31, 2013. The $1,187,000 increase in the allowance from December 31, 2013 to December 31, 2014, generally supported the $61 million overall increase in loans (primarily commercial loans), net of deferred fees, over the same 12 month period. Based on our comprehensive analysis of the loan portfolio, and recognizing other relevant considerations including expected continued loan growth, continued uncertainty on certain larger criticized assets as legal and collection efforts continue, and the unknown impact of future accounting and regulatory requirements related to the determination of the allowance for loan losses, we believe that the allowance for loan losses was adequate at December 31, 2014.

Table 11 -Analysis of Allowance for Loan Losses

(dollars in thousands)	2014	2013	2012	2011	2010
Balance - beginning of year	$9,975	$9,302	$8,702	$7,626	$7,175
Provision charged to operating expense	1,600	1,470	1,750	4,935	2,990
Loans charged off:
Commercial, financial and agricultural	326	591	607	3,444	1,519
Real estate - construction and land development	0	0	2	0	789
Real estate - residential mortgages	30	27	115	141	31
Consumer and home equity	396	380	501	371	298
Total loans charged off	752	998	1,225	3,956	2,637
Recoveries:
Commercial, financial and agricultural	248	102	17	9	24
Real estate - residential mortgages	4	2	41	0	0
Consumer and home equity	87	97	17	88	74
Total recoveries	339	201	75	97	98
Net charge-offs	413	797	1,150	3,859	2,539
Balance - end of year	$11,162	$9,975	$9,302	$8,702	$7,626

Ratios:
Net charge offs as a % of average total loans	0.05%	0.10%	0.16%	0.58%	0.39%
Allowance for loan losses as a % of total period-end loans	1.21%	1.16%	1.26%	1.25%	1.19%
Allowance for loan losses as a % of nonperforming loans	128.59%	65.20%	109.08%	74.38%	40.74%

Table 12 - Allocation of Allowance for Loan Losses, below, presents a comparison of the allocation of the allowance for loan losses by major loan category for five year-end periods. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

Table 12-Allocation of Allowance for Loan Losses

	December 31,
	2014		2013		2012		2011		2010
		% Total		% Total		% Total		% Total		% Total
(dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial, financial and agricultural	$7,134	71.6	$6,131	70.7	$6,461	69.2	$5,950	66.6	$5,226	65.5
Real estate - construction and land development	2,236	12.5	2,073	12.4	1,571	13.2	2,170	14.9	1,561	14.9
Total commercial related	9,370	84.1	8,204	83.1	8,032	82.4	8,120	81.5	6,787	80.4

Real estate - residential mortgages	64	3.5	65	3.0	124	3.2	88	3.1	30	3.2
Consumer and home equity	392	12.4	506	13.9	475	14.4	257	15.4	284	16.4
Total consumer related	456	15.9	571	16.9	599	17.6	345	18.5	314	19.6

Unallocated	1,336	n/a	1,200	n/a	671	n/a	237	n/a	525	n/a

Total	$11,162	100.0	$9,975	100.0	$9,302	100.0	$8,702	100.0	$7,626	100.0

Despite comparatively favorable net charge off activity for 2014 as compared to recent years (see Table 11, above), the unallocated portion of the allowance as reflected in Table 12, below, was not further reduced as of December 31, 2014, in consideration of both continued loan growth (principally commercial loans), and the inherent imprecision in the methodology for estimating specific and general loan losses, including the unpredictable timing and amounts of charge-offs and related historical loss averages, and economic and real estate market value uncertainties which could negatively impact unimpaired portfolio loss factors.

Liquidity

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan customers, employees, and shareholders on a timely and cost effective basis in the normal course of business.  Additionally, it provides funds for growth and business opportunities as they arise.  Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities.  The primary sources of asset liquidity are scheduled investment security maturities and cash inflows, funds received from customer loan payments and, to a lesser degree, asset sales.  The primary sources of liability liquidity are deposit growth, short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities.  At year-end 2014, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $37 million and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $297 million. The Corporation’s loan-to-deposit ratio was approximately 96 percent as of year-end 2014, compared to 93 percent as of year-end 2013. The increase in the ratio was the result of loan growth outpacing the growth of deposits in 2014.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments.  Financial instruments with off-balance sheet risk are disclosed in Note 14-Commitments to Extend Credit, to the consolidated financial statements, and totaled $272 million at December 31, 2014, compared to $277 million at December 31, 2013.  Generally, these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Impact of Inflation and Changing Prices

The majority of assets and liabilities of a financial institution are monetary in nature and therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories.  However, inflation may impact the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio.  Inflation may also significantly affect noninterest expenses, which tend to rise during periods of general inflation.  The level of inflation can be measured by the change in the Consumer Price Index (CPI) for all urban consumers (December vs. December). The change in the CPI for 2014 was 0.8 percent, compared to 1.5 percent for 2013 and 1.7 percent for 2012.

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

Item 7A:  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8: Financial Statements and Supplementary Data
Codorus Valley Bancorp, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
(dollars in thousands, except share and per share data)	2014	2013
Assets
Interest bearing deposits with banks	$17,420	$1,947
Cash and due from banks	13,674	13,115
Total cash and cash equivalents	31,094	15,062
Securities, available-for-sale	213,174	228,741
Restricted investment in bank stocks, at cost	3,799	4,742
Loans held for sale	464	514
Loans (net of deferred fees of $2,249 - 2014 and $1,963 - 2013)	920,090	859,384
Less-allowance for loan losses	(11,162)	(9,975)
Net loans	908,928	849,409
Premises and equipment, net	18,471	14,599
Other assets	37,916	37,574
Total assets	$1,213,846	$1,150,641

Liabilities
Deposits
Noninterest bearing	$121,673	$107,921
Interest bearing	833,300	817,382
Total deposits	954,973	925,303
Short-term borrowings	42,184	40,363
Long-term debt	90,406	70,493
Other liabilities	7,843	6,833
Total liabilities	1,095,406	1,042,992

Shareholders’ equity
Preferred stock, par value $2.50 per share; $1,000 liquidation preference, 1,000,000 shares authorized; Series B shares issued and outstanding: 12,000 at December 31, 2014 and 25,000 at December 31, 2013	12,000	25,000
Common stock, par value $2.50 per share; 15,000,000 shares authorized; shares issued and outstanding: 5,830,913 at December 31, 2014 and 4,800,318 at December 31, 2013	14,577	12,001
Additional paid-in capital	62,713	45,399
Retained earnings	26,483	23,077
Accumulated other comprehensive income	2,667	2,172
Total shareholders’ equity	118,440	107,649
Total liabilities and shareholders’ equity	$1,213,846	$1,150,641

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Income

	Years ended December 31,
(dollars in thousands, except per share data)	2014	2013	2012
Interest income
Loans, including fees	$44,770	$41,594	$40,613
Investment securities:
Taxable	3,400	2,885	3,367
Tax-exempt	1,956	2,397	2,424
Dividends	211	31	14
Other	63	65	94
Total interest income	50,400	46,972	46,512

Interest expense
Deposits	6,668	7,655	9,615
Federal funds purchased and other short-term borrowings	170	125	122
Long-term debt	1,202	839	790
Total interest expense	8,040	8,619	10,527
Net interest income	42,360	38,353	35,985
Provision for loan losses	1,600	1,470	1,750
Net interest income after provision for loan losses	40,760	36,883	34,235

Noninterest income
Trust and investment services fees	2,223	1,922	1,702
Income from mutual fund, annuity and insurance sales	648	614	896
Service charges on deposit accounts	2,968	2,727	2,560
Income from bank owned life insurance	714	727	633
Other income	630	662	645
Net gain on sales of loans held for sale	452	1,019	1,327
Net gain on sales of securities	518	83	427
Total noninterest income	8,153	7,754	8,190

Noninterest expense
Personnel	18,025	16,827	15,312
Occupancy of premises, net	2,089	2,049	1,977
Furniture and equipment	2,251	2,045	1,851
Postage, stationery and supplies	741	586	508
Professional and legal	758	667	534
Marketing	1,295	1,074	907
FDIC insurance	663	622	733
Debit card processing	790	773	707
Charitable donations	1,134	685	640
Telephone	570	543	532
External data processing	878	693	605
Foreclosed real estate including (gains) losses on sales	425	713	2,830
Other	2,857	2,877	2,792
Total noninterest expense	32,476	30,154	29,928
Income before income taxes	16,437	14,483	12,497
Provision for income taxes	4,668	3,917	3,103
Net income	11,769	10,566	9,394
Preferred stock dividends	174	250	384
Net income available to common shareholders	$11,595	$10,316	$9,010
Net income per common share, basic	$2.07	$2.07	$1.84
Net income per common share, diluted	$2.03	$2.03	$1.82

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Comprehensive Income

	Years ended December 31,
(dollars in thousands)	2014	2013	2012
Net income	$11,769	$10,566	$9,394
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding gains (losses) arising during the period
(net of tax expense (benefit) of $431, ($1,806), and $47, respectively)	837	(3,506)	91
Reclassification adjustment for (gains) included in net income
(net of tax expense of $176, $28, and $145, respectively) (a) (b)	(342)	(55)	(282)
Net unrealized gains (losses)	495	(3,561)	(191)
Comprehensive income	$12,264	$7,005	$9,203

(a)	Amounts are included in net gain on sales of securities on the Consolidated Statements of Income within noninterest income.
(b)	Income tax amounts are included in provision for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2014	2013	2012
Cash flows from operating activities
Net income	$11,769	$10,566	$9,394
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	1,772	1,546	1,377
Net amortization of premiums on securities	978	1,223	1,438
Amortization of deferred loan origination fees and costs	(774)	(588)	(311)
Amortization of intangible assets	0	0	190
Provision for loan losses	1,600	1,470	1,750
Provision for losses on foreclosed real estate	60	342	2,663
Deferred income tax expense (benefit)	77	(437)	385
Amortization of investment in real estate partnership	208	325	335
Increase in bank owned life insurance	(714)	(727)	(633)
Originations of loans held for sale	(21,894)	(52,877)	(72,298)
Proceeds from sales of loans held for sale	22,396	56,215	73,403
Net gain on sales of loans held for sale	(452)	(1,019)	(1,327)
Loss on disposal of premises and equipment	5	1	9
Net gain on sales of securities available-for-sale	(518)	(83)	(427)
Net loss (gain) on sales of foreclosed real estate	50	(15)	167
Stock-based compensation	288	318	295
(Increase) decrease in interest receivable	(119)	(4)	73
(Increase) decrease in other assets	(442)	1,475	416
Increase (decrease) in interest payable	86	(79)	(51)
Increase (decrease) in other liabilities	969	(4)	(365)
Net cash provided by operating activities	15,345	17,648	16,483

Cash flows from investing activities
Purchases of securities, available-for-sale	(37,736)	(63,161)	(63,119)
Maturities, repayments and calls of securities, available-for-sale	40,682	41,855	44,178
Sales of securities, available-for-sale	12,911	20,090	17,440
Redemption (purchase) of restricted investment in bank stock	943	(1,879)	772
Net increase in loans made to customers	(61,940)	(123,171)	(44,689)
Purchases of premises and equipment	(5,649)	(4,653)	(2,018)
Investment in bank owned life insurance	(1,186)	(5,307)	(237)
Proceeds from bank owned life insurance	82	0	206
Investment in foreclosed real estate	0	0	(17)
Proceeds from sales of foreclosed real estate	2,970	207	10,028
Net cash used in investing activities	(48,923)	(136,019)	(37,456)

Cash flows from financing activities
Net increase in demand and savings deposits	44,599	34,734	63,343
Net decrease in time deposits	(14,929)	(10,738)	(16,435)
Net increase in short-term borrowings	1,821	21,007	9,099
Proceeds from issuance of long-term debt	20,000	40,000	0
Repayment of long-term debt	(87)	(322)	(15,813)
Tax benefit on vested restricted stock	52	89	44
Cash dividends paid to preferred shareholders	(207)	(250)	(634)
Cash dividends paid to common shareholders	(2,611)	(2,074)	(1,690)
Redemption of preferred stock	(13,000)	0	0
Net issuance of common stock	13,982	1,239	627
Cash paid in lieu of fractional shares	(10)	(9)	(6)
Net cash provided by financing activities	49,610	83,676	38,535
Net increase (decrease) in cash and cash equivalents	16,032	(34,695)	17,562
Cash and cash equivalents at beginning of year	15,062	49,757	32,195
Cash and cash equivalents at end of period	$31,094	$15,062	$49,757

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Stock	Capital	Earnings	Income	Stock	Total

Balance, January 1, 2012	$25,000	$10,507	$37,253	$14,558	$5,924	$0	$93,242
Net income				9,394			9,394
Other comprehensive loss, net of tax					(191)		(191)
Common stock cash dividends ($0.347 per share, adjusted)				(1,690)			(1,690)
5% common stock dividend, 211,564 shares at fair value		529	2,475	(3,010)			(6)
Preferred stock cash dividends				(384)			(384)
Stock-based compensation including related tax benefit			339				339
Withheld shares of restricted stock						(80)	(80)
Issuance and reissuance of common stock including related tax benefit:
23,165 shares under the dividend reinvestment and stock purchase plan		50	216			44	310
28,264 shares under the employee stock option plan		65	199			36	300
10,784 shares under employee stock purchase plan		27	70				97
11,290 shares of stock-based compensation awards		28	(28)				0

Balance, December 31, 2012	$25,000	$11,206	$40,524	$18,868	$5,733	$0	$101,331
Net income				10,566			10,566
Other comprehensive loss, net of tax					(3,561)		(3,561)
Common stock cash dividends ($0.417 per share, adjusted)				(2,074)			(2,074)
5% common stock dividend, 225,937 shares at fair value		565	3,459	(4,033)			(9)
Preferred stock cash dividends				(250)			(250)
Stock-based compensation including related tax benefit			407				407
Forfeiture and withheld shares of restricted stock			5			(169)	(164)
Issuance and reissuance of common stock including related tax benefit:
19,683 shares under the dividend reinvestment and stock purchase plan		40	233			82	355
65,441 shares under the employee stock option plan		159	739			38	936
8,420 shares under employee stock purchase plan		10	53			49	112
8,480 shares of stock-based compensation awards		21	(21)				0

Balance, December 31, 2013	$25,000	$12,001	$45,399	$23,077	$2,172	$0	$107,649
Net income				11,769			11,769
Other comprehensive income, net of tax					495		495
Common stock cash dividends ($0.466 per share, adjusted)				(2,611)			(2,611)
5% common stock dividend, 275,900 shares at fair value		690	4,878	(5,578)			(10)
Preferred stock cash dividends				(174)			(174)
Redemption of preferred stock	(13,000)						(13,000)
Stock-based compensation including related tax benefit			340				340
Forfeiture and withheld shares of restricted stock			4			(39)	(35)
Issuance and reissuance of common stock including related tax benefit:
650,000 shares through private placement		1,625	10,885				12,510
17,749 shares under the dividend reinvestment and stock purchase plan		42	333			2	377
72,585 shares under the employee stock option plan		181	819				1,000
7,710 shares under employee stock purchase plan		17	106			7	130
9,830 shares of stock-based compensation awards		21	(51)			30	0

Balance, December 31, 2014	$12,000	$14,577	$62,713	$26,483	$2,667	$0	$118,440

See accompanying notes.

Codorus Valley Bancorp, Inc.
Notes to Consolidated Financial Statements

NOTE 1-Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation
Codorus Valley Bancorp, Inc. (“Corporation” or “Codorus Valley”) is a one-bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (“PeoplesBank” or “Bank”). PeoplesBank operates two wholly-owned subsidiaries, Codorus Valley Financial Advisors, Inc., which sells nondeposit investment products, and SYC Settlement Services, Inc., which provides real estate settlement services. In addition, PeoplesBank may periodically create nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending the liquidation of these properties. PeoplesBank operates under a state charter and is subject to regulation by the Pennsylvania Department of Banking and Securities, and the Federal Deposit Insurance Corporation. The Corporation is subject to regulation by the Federal Reserve Board and the Pennsylvania Department of Banking and Securities.

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and two wholly-owned nonbank subsidiaries, SYC Realty Company, Inc. and CVLY Corp. SYC Realty is primarily used to hold foreclosed properties obtained by PeoplesBank pending the liquidation of these properties and was inactive during the reportable period of 2014. CVLY Corp. was formed in connection with the acquisition of Madison Bancorp, Inc. The accounts of CVB Statutory Trust No. 1 and No. 2 are not included in the consolidated financial statements as discussed in Note 8 –Short-term Borrowings and Long-term Debt. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

In accordance with FASB ASC Topic 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of December 31, 2014, through the date these consolidated financial statements were issued.

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

Restricted Investment in Bank Stocks
Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of December 31, 2014 and 2013, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (FHLBP) and, to a lesser degree, Atlantic Community Bankers Bank (ACBB). Under the FHLBP’s Capital Plan, PeoplesBank is required to maintain a minimum member stock investment, both as a condition of becoming and remaining a member and as a condition of obtaining borrowings from the FHLBP. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the years ended December 31, 2014 and 2013. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended December 31, 2014 and 2013.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired, generally substandard and nonaccrual loans. For loans that are classified as impaired, an allowance is established when the collateral value (or discounted cash flows or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these classes of loans, adjusted for qualitative (environmental) risk factors. Historical loss rates are based on a two year rolling average of net charge-offs. Qualitative risk factors that supplement historical losses in the evaluation of loan pools include:

●	Changes in national and local economies and business conditions
●	Changes in the value of collateral for collateral dependent loans
●	Changes in the level of concentrations of credit
●	Changes in the volume and severity of classified and past due loans
●	Changes in the nature and volume of the portfolio
●	Changes in collection, charge-off, and recovery procedures
●	Changes in underwriting standards and loan terms
●	Changes in the quality of the loan review system
●	Changes in the experience/ability of lending management and key lending staff
●	Regulatory and legal regulations that could affect the level of credit losses
●	Other pertinent environmental factors

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

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The Corporation determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Loans that are deemed impaired are evaluated for impairment loss based on the net realizable value of the collateral, as applicable. Loans that are not collateral dependent will rely on the present value of expected future cash flows discounted at the loan’s effective interest rate to determine impairment loss. Large groups of smaller balance homogeneous loans such as residential mortgage loans, home equity loans and other consumer loans are collectively evaluated for impairment, unless they are classified as impaired.

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

Banking regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to the Corporation. Based on a comprehensive analysis of the loan portfolio, the Corporation believes that the level of the allowance for loan losses at December 31, 2014 is adequate.

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

Foreclosed Real Estate
Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, based upon an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a charge-off. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At December 31, 2014, foreclosed real estate, net of allowance, was $2,542,000, compared to $4,068,000 for December 31, 2013.

Investments in Real Estate Partnerships
In March 2003, PeoplesBank acquired a 73.47 percent limited partner interest in a real estate joint venture known as Village Court, which was formed to develop, construct, own and operate a 60-unit affordable housing complex located in Dover Township, York County, Pennsylvania. Construction of the housing complex was completed in the fourth quarter of 2004 and the complex was fully leased by December 31, 2004. The investment balance included in other assets has been fully amortized as of December 31, 2014, compared to $208,000 at December 31, 2013.

Investment and related tax credits are accounted for under the effective yield method of accounting under which tax credits are recognized as they are allocated, and the cost of the investment is amortized to provide a constant yield over the period that tax credits are allocated, generally ten years.

Bank Owned Life Insurance
PeoplesBank invests in bank owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by PeoplesBank on a select group of employees and directors. PeoplesBank is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies and is included in other assets in the amount of $23,296,000 at December 31, 2014, compared to $21,491,000 at December 31, 2013.

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

The Corporation accounts for uncertain tax positions as required by FASB ASC Topic 740. FASB ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, the accounting standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. No significant income tax uncertainties have been identified by the Corporation; therefore, the Corporation recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2014, 2013 or 2012. The Corporation’s policy is to recognize interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statement of Income. The Corporation did not recognize any interest and penalties for the years ended December 31, 2014, 2013 and 2012. The tax years subject to examination by the taxing authorities are the years ended December 31, 2013, 2012, and 2011.

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

The computation of net income per common share for the years ended December 31, 2014, 2013 and 2012 is provided in the table below.

(in thousands, except per share data)	2014	2013	2012
Net income available to common shareholders	$11,595	$10,316	$9,010

Weighted average shares outstanding (basic)	5,612	4,982	4,897
Effect of dilutive stock options	98	99	67
Weighted average shares outstanding (diluted)	5,710	5,081	4,964

Basic earnings per common share	$2.07	$2.07	$1.84
Diluted earnings per common share	$2.03	$2.03	$1.82

Anti-dilutive stock options excluded from the computation of earnings per share	56	24	117

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

Supplemental cash flow information is provided in the table below.

	Years ended December 31,
(dollars in thousands)	2014	2013	2012
Cash paid during the period for:
Income taxes	$3,511	$3,740	$2,825
Interest	$7,954	$8,698	$10,578

Noncash investing activities:
Transfer of loans to foreclosed real estate	$1,597	$969	$231
Charitable donation of foreclosed real estate	$43	$0	$0
Transfer of loans held for sale to held-to-maturity portfolio	$0	$258	$0
Increase in other liabilities for preferred dividends declared	$0	$0	$63

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

NOTE 2-Restrictions on Cash and Due from Banks

The Bank is required to maintain average reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. In 2014 and 2013, the reserves were met with vault cash. The Bank is also required to maintain compensating balances with certain correspondent banks, which totaled $75,000 at December 31, 2014 and 2013.

NOTE 3-Securities

A summary of securities, available-for-sale at December 31, 2014 and 2013, is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, such as obligations of the United States government or agencies thereof and investments in the obligations of states and municipalities. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment.  Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At December 31, 2014, the fair value of the municipal bond portfolio was concentrated in the states of Pennsylvania at 41 percent and Texas at 17 percent.

	Amortized Cost	Gross Unrealized		Fair
(dollars in thousands)		Gains	Losses	Value

December 31, 2014
Debt securities:
U.S. agency	$17,811	$193	$(97)	$17,907
U.S. agency mortgage-backed, residential	122,443	2,373	(1)	124,815
State and municipal	68,879	1,610	(37)	70,452
Total debt securities	$209,133	$4,176	$(135)	$213,174

December 31, 2013
Debt securities:
U.S. agency	$33,265	$695	$(461)	$33,499
U.S. agency mortgage-backed, residential	105,181	1,563	(825)	105,919
State and municipal	87,004	2,411	(92)	89,323
Total debt securities	$225,450	$4,669	$(1,378)	$228,741

The amortized cost and estimated fair value of debt securities at December 31, 2014 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities if call options on selected debt issues are exercised in the future.  Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$14,644	$14,812
Due after one year through five years	143,343	146,297
Due after five years through ten years	47,328	48,074
Due after ten years	3,818	3,991
Total debt securities	$209,133	$213,174

Gross realized gains and losses on sales of securities, available-for-sale is shown below.  Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Years ended December 31,
(dollars in thousands)	2014	2013	2012
Realized gains	$518	$127	$428
Realized losses	0	(44)	(1)
Net gains	$518	$83	$427

Securities, issued by agencies of the federal government, with a carrying value of $174,834,000 and $142,914,000 on December 31, 2014 and December 31, 2013, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at December 31, 2014 and 2013.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2014
Debt securities:
U.S. agency	$5,999	$(27)	$5,019	$(70)	$11,018	$(97)
U.S. agency mortgage-backed, residential	2,054	(1)	0	0	2,054	(1)
State and municipal	6,379	(18)	1,686	(19)	8,065	(37)
Total temporarily impaired debt securities, available-for-sale	$14,432	$(46)	$6,705	$(89)	$21,137	$(135)

December 31, 2013
Debt securities:
U.S. agency	$15,351	$(461)	$0	$0	$15,351	$(461)
U.S. agency mortgage-backed, residential	56,787	(825)	0	0	56,787	(825)
State and municipal	9,897	(78)	797	(14)	10,694	(92)
Total temporarily impaired debt securities, available-for-sale	$82,035	$(1,364)	$797	$(14)	$82,832	$(1,378)

The unrealized losses of $46,000 at December 31, 2014 within the less than 12 months category were attributable to two U.S. agency securities, one U.S. agency mortgage-backed security, and sixteen state and municipal securities.  The unrealized losses of $89,000 within the 12 months or more category were attributable to two U.S. agency securities and four state and municipal securities.  All of the securities with unrealized losses have been evaluated and determined to be investment grade.

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

The Corporation believes that unrealized losses at December 31, 2014 were primarily the result of changes in market interest rates and that it has the ability to hold these investments for a time necessary to recover the amortized cost.  Through December 31, 2014, the Corporation has collected all interest and principal on its investment securities as scheduled.  The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

NOTE 4-Loans

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at December 31, 2014 and 2013.  The portfolio is comprised of two segments, commercial and consumer loans.  The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance. Those industries representing the largest dollar investment and most risk are listed separately.  The other commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

	December 31,	% Total	December 31,	% Total
(dollars in thousands)	2014	Loans	2013	Loans
Builder & developer	$114,695	12.5	$106,436	12.4
Commercial real estate investor	144,206	15.7	141,372	16.5
Residential real estate investor	97,562	10.6	78,400	9.1
Hotel/Motel	79,412	8.6	70,324	8.2
Wholesale & retail	75,063	8.2	75,445	8.8
Manufacturing	34,162	3.7	36,872	4.3
Agriculture	42,136	4.6	38,041	4.4
Other	186,086	20.2	167,325	19.4
Total commercial related loans	773,322	84.1	714,215	83.1
Residential mortgages	32,453	3.5	25,695	3.0
Home equity	82,256	8.9	80,859	9.4
Other	32,059	3.5	38,615	4.5
Total consumer related loans	146,768	15.9	145,169	16.9
Total loans	$920,090	100.0	$859,384	100.0

Concentrations of Credit Risk

Concentrations of credit risk arise when a number of customers are engaged in similar business activities in the same geographic region or have similar economic features that could cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.  Most of the Corporation’s business is with customers in York County, Pennsylvania and northern-central Maryland, specifically Baltimore, Harford and Carroll counties.  Although this focus may pose a concentration risk geographically, the Corporation believes that the diverse local economy and our detailed knowledge of the customer base lessens this risk.  At December 31, 2014, the Corporation had three industry concentrations that exceeded 10 percent of the total loan portfolio: commercial real estate investor, which was 15.7 percent of the portfolio; builder & developer, which was 12.5 percent of the portfolio; and residential real estate investor, which was 10.6 percent of the portfolio.  At December 31, 2013, the Corporation had two industry concentrations that exceeded 10 percent of the total loan portfolio: commercial real estate investor, which was 16.5 percent of the portfolio, and builder & developer, which was 12.4 percent of the portfolio.  Loans to borrowers within these industries are usually collateralized by real estate.

The principal balance of outstanding loans to directors, executive officers, principal shareholders and any associates of such persons was $132,000 at December 31, 2014 and $178,000 at December 31, 2013.  During 2014, total additions were $110,000 and total repayments and reductions were $156,000.  Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collection.  As of year-end 2014, all loans to this group were current and performing in accordance with contractual terms.

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

The Corporation uses ten risk ratings to grade loans.  The first seven ratings, representing the lowest risk, are combined and given a “pass” rating.  A pass rating is a satisfactory credit rating, which applies to a loan that is expected to perform in accordance with the loan agreement and has a low probability of loss.  A loan rated “special mention” has a potential weakness which may, if not corrected, weaken the loan or inadequately protect the Corporation’s position at some future date.  A loan rated “substandard” is inadequately protected by the current net worth or paying capacity of the borrower, or of the collateral pledged.  A “substandard” loan has a well-defined weakness or weaknesses that could jeopardize liquidation of the loan, which exposes the Corporation to loss if the deficiencies are not corrected.  When circumstances indicate that collection of the loan is doubtful, the loan is risk-rated “nonaccrual,” the accrual of interest income is discontinued, and any unpaid interest previously credited to income is reversed.  The table below, which presents a summary of loan risk ratings by loan class at December 31, 2014 and 2013, does not include the regulatory classification of “doubtful,” nor does it include the regulatory classification of “loss”, because the Corporation promptly charges off loan losses.

The table below presents a summary of loan risk ratings by loan class at December 31, 2014 and 2013.

		Special
(dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total
December 31, 2014
Builder & developer	$102,109	$6,613	$3,861	$2,112	$114,695
Commercial real estate investor	133,923	3,733	3,377	3,173	144,206
Residential real estate investor	91,765	4,059	266	1,472	97,562
Hotel/Motel	78,892	0	0	520	79,412
Wholesale & retail	66,415	8,526	0	122	75,063
Manufacturing	29,528	3,979	655	0	34,162
Agriculture	39,025	2,679	432	0	42,136
Other	183,556	1,083	840	607	186,086
Total commercial related loans	725,213	30,672	9,431	8,006	773,322
Residential mortgage	32,307	0	28	118	32,453
Home equity	81,581	566	0	109	82,256
Other	31,586	80	0	393	32,059
Total consumer related loans	145,474	646	28	620	146,768
Total loans	$870,687	$31,318	$9,459	$8,626	$920,090

December 31, 2013
Builder & developer	$91,106	$4,879	$4,786	$5,665	$106,436
Commercial real estate investor	129,763	3,749	3,426	4,434	141,372
Residential real estate investor	74,626	1,790	187	1,797	78,400
Hotel/Motel	70,324	0	0	0	70,324
Wholesale & retail	73,425	892	0	1,128	75,445
Manufacturing	34,986	1,215	671	0	36,872
Agriculture	34,961	2,629	451	0	38,041
Other	164,621	880	482	1,342	167,325
Total commercial related loans	673,812	16,034	10,003	14,366	714,215
Residential mortgage	25,541	4	30	120	25,695
Home equity	80,271	357	11	220	80,859
Other	37,814	207	0	594	38,615
Total consumer related loans	143,626	568	41	934	145,169
Total loans	$817,438	$16,602	$10,044	$15,300	$859,384

Impaired Loans

The table below presents a summary of impaired loans at December 31, 2014 and 2013. Generally, impaired loans are loans risk rated substandard and nonaccrual.  An allowance is established for those individual loans that are commercial related where the Corporation has doubt as to full recovery of the outstanding principal balance.   The recorded investment represents outstanding unpaid principal loan balances adjusted for charge-offs.

	December 31, 2014			December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(dollars in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with no related allowance:
Builder & developer	$3,928	$3,928	-	$3,861	$3,861	-
Commercial real estate investor	5,055	5,055	-	7,860	7,860	-
Residential real estate investor	785	785	-	354	579	-
Hotel/Motel	520	520	-	0	0	-
Wholesale & retail	394	394	-	1,403	1,403	-
Manufacturing	655	655	-	671	671	-
Agriculture	0	0	-	0	0	-
Other commercial	973	973	-	1,498	1,498	-
Residential mortgage	146	172	-	150	176	-
Home equity	109	109	-	231	256	-
Other consumer	393	393	-	594	609	-
Total impaired loans with no related allowance	$12,958	$12,984	-	$16,622	$16,913	-
Impaired loans with a related allowance:
Builder & developer	$2,045	$2,045	$953	$7,733	$7,733	$850
Commercial real estate investor	1,495	1,495	600	0	0	0
Residential real estate investor	953	953	559	1,630	1,630	650
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	0	0	0	0	0	0
Manufacturing	0	0	0	0	0	0
Agriculture	432	432	100	451	451	100
Other commercial	474	474	300	326	326	120
Residential mortgage	0	0	0	0	0	0
Home equity	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0
Total impaired loans with a related allowance	$5,399	$5,399	$2,512	$10,140	$10,140	$1,720
Total impaired loans:
Builder & developer	$5,973	$5,973	$953	$11,594	$11,594	$850
Commercial real estate investor	6,550	6,550	600	7,860	7,860	0
Residential real estate investor	1,738	1,738	559	1,984	2,209	650
Hotel/Motel	520	520	0	0	0	0
Wholesale & retail	394	394	0	1,403	1,403	0
Manufacturing	655	655	0	671	671	0
Agriculture	432	432	100	451	451	100
Other commercial	1,447	1,447	300	1,824	1,824	120
Residential mortgage	146	172	0	150	176	0
Home equity	109	109	0	231	256	0
Other consumer	393	393	0	594	609	0
Total impaired loans	$18,357	$18,383	$2,512	$26,762	$27,053	$1,720

The table below presents a summary of average impaired loans and related interest income that was included in net income for the years ended December 31, 2014, 2013 and 2012.  Generally impaired loans are loans risk rated substandard and nonaccrual or classified as troubled debt restructurings. An allowance is established for individual commercial related loans where the Corporation has doubt as to full recovery of the outstanding principal balance.  Typically, impaired consumer related loans are partially or fully charged-off obviating the need for a specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for charge-offs.

	December 31, 2014			For the years ended December 31, 2013			December 31, 2012
	Average	Total	Cash Basis	Average	Total	Cash Basis	Average	Total	Cash Basis
	Recorded	Interest	Interest	Recorded	Interest	Interest	Recorded	Interest	Interest
(dollars in thousands)	Investment	Income	Income	Investment	Income	Income	Investment	Income	Income
Impaired loans with no related allowance:
Builder & developer	$4,154	$290	$20	$8,703	$215	$8	$8,849	$570	$65
Commercial real estate investor	6,794	213	102	6,334	301	162	4,910	281	108
Residential real estate investor	527	35	26	238	7	5	307	5	4
Hotel/Motel	463	19	0	0	0	0	0	0	0
Wholesale & retail	764	90	78	2,229	65	66	2,711	28	4
Manufacturing	665	42	0	683	44	0	707	42	0
Agriculture	0	0	0	0	0	0	0	0	0
Other commercial	1,156	148	128	1,570	19	4	4,020	177	138
Residential mortgage	147	4	3	124	6	5	133	6	4
Home equity	208	4	3	327	8	1	274	8	1
Other consumer	482	32	32	621	23	23	435	22	10
Total impaired loans with no related allowance	$15,360	$877	$392	$20,829	$688	$274	$22,346	$1,139	$334
Impaired loans with a related allowance:
Builder & developer	$3,958	$18	$0	$1,624	$294	$0	$260	$6	$4
Commercial real estate investor	299	87	0	0	0	0	45	0	0
Residential real estate investor	1,409	7	0	2,284	18	0	1,483	64	0
Hotel/Motel	0	0	0	0	0	0	0	0	0
Wholesale & retail	0	0	0	0	0	0	105	0	0
Manufacturing	0	0	0	0	0	0	0	0	0
Agriculture	442	31	0	462	33	0	481	34	0
Other commercial	390	22	0	694	0	0	935	2	0
Residential mortgage	0	0	0	0	0	0	0	0	0
Home equity	0	0	0	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0	0	0	0
Total impaired loans with a related allowance	$6,498	$165	$0	$5,064	$345	$0	$3,309	$106	$4
Total impaired loans:
Builder & developer	$8,112	$308	$20	$10,327	$509	$8	$9,109	$576	$69
Commercial real estate investor	7,093	300	102	6,334	301	162	4,955	281	108
Residential real estate investor	1,936	42	26	2,522	25	5	1,790	69	4
Hotel/Motel	463	19	0	0	0	0	0	0	0
Wholesale & retail	764	90	78	2,229	65	66	2,816	28	4
Manufacturing	665	42	0	683	44	0	707	42	0
Agriculture	442	31	0	462	33	0	481	34	0
Other commercial	1,546	170	128	2,264	19	4	4,955	179	138
Residential mortgage	147	4	3	124	6	5	133	6	4
Home equity	208	4	3	327	8	1	274	8	1
Other consumer	482	32	32	621	23	23	435	22	10
Total impaired loans	$21,858	$1,042	$392	$25,893	$1,033	$274	$25,655	$1,245	$338

Past Due and Nonaccrual

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule which shows the length of time a payment is past due.  The table below presents a summary of past due loans, current loans and nonaccrual loans by loan segment and class at December 31, 2014 and 2013.

			≥ 90 Days
	30-59	60-89	Past Due		Total Past
	Days	Days	and		Due and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Loans
December 31, 2014
Builder & developer	$106	$0	$0	$2,112	$2,218	$112,477	$114,695
Commercial real estate investor	0	0	0	3,173	3,173	141,033	144,206
Residential real estate investor	51	55	25	1,472	1,603	95,959	97,562
Hotel/Motel	0	0	0	520	520	78,892	79,412
Wholesale & retail	163	0	0	122	285	74,778	75,063
Manufacturing	0	0	0	0	0	34,162	34,162
Agriculture	432	0	0	0	432	41,704	42,136
Other	1,200	129	0	607	1,936	184,150	186,086
Total commercial related loans	1,952	184	25	8,006	10,167	763,155	773,322
Residential mortgage	0	0	29	118	147	32,306	32,453
Home equity	2,450	0	0	109	2,559	79,697	82,256
Other	94	80	0	393	567	31,492	32,059
Total consumer related loans	2,544	80	29	620	3,273	143,495	146,768
Total loans	$4,496	$264	$54	$8,626	$13,440	$906,650	$920,090

December 31, 2013
Builder & developer	$220	$0	$0	$5,665	$5,885	$100,551	$106,436
Commercial real estate investor	0	0	0	4,434	4,434	136,938	141,372
Residential real estate investor	0	265	0	1,797	2,062	76,338	78,400
Hotel/Motel	0	0	0	0	0	70,324	70,324
Wholesale & retail	0	0	0	1,128	1,128	74,317	75,445
Manufacturing	0	0	0	0	0	36,872	36,872
Agriculture	0	0	0	0	0	38,041	38,041
Other	109	0	0	1,342	1,451	165,874	167,325
Total commercial related loans	329	265	0	14,366	14,960	699,255	714,215
Residential mortgage	0	0	0	120	120	25,575	25,695
Home equity	171	0	0	220	391	80,468	80,859
Other	118	161	0	594	873	37,742	38,615
Total consumer related loans	289	161	0	934	1,384	143,785	145,169
Total loans	$618	$426	$0	$15,300	$16,344	$843,040	$859,384
74

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

The table below shows loans whose terms have been modified under TDRs during the years ended December 31, 2014 and 2013.  There was no impairment loss recognized on any of these TDRs. One commercial loan with a recorded investment of $188,000 as of December 31, 2014, was modified under a TDR during 2013.  The loan defaulted, was modified again in 2014, and subsequently defaulted under the terms of the new modification agreement.

	Modifications
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Recorded
	of	Recorded	Recorded	Investment
(dollars in thousands)	Contracts	Investment	Investment	at Period End
Years ended:

December 31, 2014
Commercial related loans accruing	1	$192	$192	$188
Consumer related loans nonaccrual	1	$150	$120	$120

December 31, 2013
Commercial related loans accruing	1	$208	$208	$199
Commercial related loans nonaccrual	2	$2,482	$2,482	$2,069

NOTE 5-Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the years ended December 31, 2014, 2013 and 2012.

		Commercial	Residential						Total
	Builder &	real estate	real estate	Hotel/	Wholesale &				commercial
(dollars in thousands)	developer	investor	investor	Motel	retail	Manufacturing	Agriculture	Other	related
Allowance for loan losses:

Balance, January 1, 2014	$2,073	$1,500	$1,482	$595	$637	$217	$307	$1,393	$8,204
Charge-offs	0	(200)	(91)	0	(35)	0	0	0	(326)
Recoveries	3	0	215	0	30	0	0	0	248
Provisions	160	904	(122)	76	59	(16)	22	161	1,244
Balance, December 31, 2014	$2,236	$2,204	$1,484	$671	$691	$201	$329	$1,554	$9,370

Balance, January 1, 2013	$1,571	$1,259	$1,195	$485	$1,913	$237	$202	$1,170	$8,032
Charge-offs	(62)	0	(310)	0	(210)	0	0	(9)	(591)
Recoveries	0	0	0	0	85	0	0	17	102
Provisions	564	241	597	110	(1,151)	(20)	105	215	661
Balance, December 31, 2013	$2,073	$1,500	$1,482	$595	$637	$217	$307	$1,393	$8,204

Balance, January 1, 2012	$2,170	$2,003	$505	$394	$1,806	$151	$184	$907	$8,120
Charge-offs	(217)	(67)	(15)	0	0	0	0	(310)	(609)
Recoveries	0	0	0	0	16	0	0	1	17
Provisions	(382)	(677)	705	91	91	86	18	572	504
Balance, December 31, 2012	$1,571	$1,259	$1,195	$485	$1,913	$237	$202	$1,170	$8,032

(dollars in thousands)	Residential mortgage	Home equity	Other	Total consumer related	Unallocated	Total
Allowance for loan losses:

Balance, January 1, 2014	$65	$237	$269	$571	$1,200	$9,975
Charge-offs	(30)	(116)	(280)	(426)	0	(752)
Recoveries	4	40	47	91	0	339
Provisions	25	15	180	220	136	1,600
Balance, December 31, 2014	$64	$176	$216	$456	$1,336	$11,162

Balance, January 1, 2013	$124	$237	$238	$599	$671	$9,302
Charge-offs	(27)	(116)	(264)	(407)	0	(998)
Recoveries	2	9	88	99	0	201
Provisions	(34)	107	207	280	529	1,470
Balance, December 31, 2013	$65	$237	$269	$571	$1,200	$9,975

Balance, January 1, 2012	$88	$86	$171	$345	$237	$8,702
Charge-offs	(115)	(189)	(312)	(616)	0	(1,225)
Recoveries	41	2	15	58	0	75
Provisions	110	338	364	812	434	1,750
Balance, December 31, 2012	$124	$237	$238	$599	$671	$9,302

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment at December 31, 2014, 2013 and 2012 along with the related loan balances for those years.

		Commercial	Residential						Total
	Builder &	real estate	real estate	Hotel/	Wholesale &				commercial
(dollars in thousands)	developer	investor	investor	Motel	retail	Manufacturing	Agriculture	Other	related
Allowance for loan losses:

Individually evaluated for impairment	$953	$600	$559	$0	$0	$0	$100	$300	$2,512
Collectively evaluated for impairment	1,283	1,604	925	671	691	201	229	1,254	6,858
Balance, December 31, 2014	$2,236	$2,204	$1,484	$671	$691	$201	$329	$1,554	$9,370

Individually evaluated for impairment	$850	$0	$650	$0	$0	$0	$100	$120	$1,720
Collectively evaluated for impairment	1,223	1,500	832	595	637	217	207	1,273	6,484
Balance, December 31, 2013	$2,073	$1,500	$1,482	$595	$637	$217	$307	$1,393	$8,204

Individually evaluated for impairment	$147	$0	$700	$0	$0	$0	$100	$215	$1,162
Collectively evaluated for impairment	1,424	1,259	495	485	1,913	237	102	955	6,870
Balance, December 31, 2012	$1,571	$1,259	$1,195	$485	$1,913	$237	$202	$1,170	$8,032

Loans:

Individually evaluated for impairment	$5,973	$6,550	$1,738	$520	$394	$655	$432	$1,447	$17,709
Collectively evaluated for impairment	108,722	137,656	95,824	78,892	74,669	33,507	41,704	184,639	755,613
Balance, December 31, 2014	$114,695	$144,206	$97,562	$79,412	$75,063	$34,162	$42,136	$186,086	$773,322

Individually evaluated for impairment	$11,594	$7,860	$1,984	$0	$1,403	$671	$451	$1,824	$25,787
Collectively evaluated for impairment	94,842	133,512	76,416	70,324	74,042	36,201	37,590	165,501	688,428
Balance, December 31, 2013	$106,436	$141,372	$78,400	$70,324	$75,445	$36,872	$38,041	$167,325	$714,215

Individually evaluated for impairment	$12,467	$5,736	$2,731	$0	$3,048	$699	$471	$2,455	$27,607
Collectively evaluated for impairment	84,469	116,978	63,688	64,948	67,395	39,559	20,457	122,379	579,873
Balance, December 31, 2012	$96,936	$122,714	$66,419	$64,948	$70,443	$40,258	$20,928	$124,834	$607,480

				Total
	Residential	Home		consumer
(dollars in thousands)	mortgage	equity	Other	related	Unallocated		Total
Allowance for loan losses:

Individually evaluated for impairment	$0	$0	$0	$0		$0	$2,512
Collectively evaluated for impairment	64	176	216	456		1,336	8,650
Balance, December 31, 2014	$64	$176	$216	$456		$1,336	$11,162

Individually evaluated for impairment	$0	$0	$0	$0		$0	$1,720
Collectively evaluated for impairment	65	237	269	571		1,200	8,255
Balance, December 31, 2013	$65	$237	$269	$571		$1,200	$9,975

Individually evaluated for impairment	$0	$0	$0	$0		$0	$1,162
Collectively evaluated for impairment	124	237	238	599		671	8,140
Balance, December 31, 2012	$124	$237	$238	$599		$671	$9,302

Loans:

Individually evaluated for impairment	$146	$109	$393	$648	$		$18,357
Collectively evaluated for impairment	32,307	82,147	31,666	146,120			901,733
Balance, December 31, 2014	$32,453	$82,256	$32,059	$146,768	$		$920,090

Individually evaluated for impairment	$150	$231	$594	$975	$		$26,762
Collectively evaluated for impairment	25,545	80,628	38,021	144,194			832,622
Balance, December 31, 2013	$25,695	$80,859	$38,615	$145,169	$		$859,384

Individually evaluated for impairment	$85	$340	$642	$1,067	$		$28,674
Collectively evaluated for impairment	23,426	65,518	39,643	128,587			708,460
Balance, December 31, 2012	$23,511	$65,858	$40,285	$129,654	$		$737,134

NOTE 6-Premises and Equipment

The following table presents a summary of premises and equipment as of December 31, 2014 and 2013.

(dollars in thousands)	2014	2013
Land	$3,477	$3,445
Buildings and improvements	18,544	14,448
Capitalized leased premises	672	672
Equipment	15,539	14,151
	38,232	32,716
Less-accumulated depreciation/amortization	(19,761)	(18,117)
Premises and equipment, net	$18,471	$14,599

PeoplesBank leases certain banking branches under capital and noncancellable operating leases.  The terms include various renewal options and provide for rental increases based upon predetermined factors.  Total lease expenses under operating leases amounted to $367,000 in 2014, $360,000 in 2013 and $423,000 in 2012.

At December 31, 2014, future minimum lease payments for these leases and a capital lease are payable as follows:

	Capital	Operating
(dollars in thousands)	Lease	Leases
2015	$102	$716
2016	0	670
2017	0	635
2018	0	604
2019	0	420
Thereafter	0	614
Total future minimum lease payments	102	$3,659
Less interest	(6)
Present value of minimum lease payments	$96

NOTE 7-Deposits

The composition of deposits as of December 31, 2014 and 2013 is shown below.

	December 31,
(dollars in thousands)	2014	2013
Noninterest bearing demand	$121,673	$107,921
NOW	90,158	83,949
Money market	313,932	292,870
Savings	43,098	39,522
Time deposits less than $100,000	222,237	230,641
Time deposits $100,000 or more	163,875	170,400
Total deposits	$954,973	$925,303

The following table presents scheduled maturities of time deposits by year as of December 31, 2014.

(dollars in thousands)	2014
2015	$182,901
2016	69,830
2017	84,823
2018	23,538
2019	24,249
Thereafter	771
Total time deposits	$386,112

NOTE 8-Short-term Borrowings and Long-term Debt

The schedule below provides a summary of short-term borrowings that consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings.  Securities sold under agreements to repurchase are overnight borrowings between PeoplesBank and its commercial depositors and are subject to daily repricing.  Federal Funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate.  As of December 31, 2014, PeoplesBank’s total availability under Federal Funds lines was $8 million.  Other short-term borrowings consist of credit available through the Federal Home Loan Bank of Pittsburgh (FHLBP) and the Federal Reserve Discount Window.  PeoplesBank maintains a line-of credit (Open Repo Plus) with the FHLBP which is a revolving term commitment used on an overnight basis.  The term of this commitment may not exceed 364 days and it reprices daily at market rates.  Under terms of a blanket collateral agreement with the FHLBP, the line-of-credit and long term advances are secured by FHLBP stock and qualifying loan receivables, principally real estate secured loans.  As of December 31, 2014, PeoplesBank’s total availability was $297 million with the FHLBP and collateralized availability of $12 million with the Federal Reserve Discount Window.

The Corporation maintains a $3 million line of credit with ACNB Bank to provide a source of liquidity.  The line, renewable annually, is secured by a first lien on the Codorus Valley Corporate Center.  The interest rate on the ACNB Bank line is Wall Street Journal Prime.  No draws have been made on the line and on December 31, 2014 and 2013, the balance was zero.

The following table presents a summary of aggregate short-term borrowings as of and for the years ended December 31, 2014, 2013 and 2012.

	2014		2013		2012
(dollars in thousands)	Repurchase agreements	Other Short-term borrowings	Repurchase agreements	Other Short-term borrowings	Repurchase agreements	Other Short-term borrowings
Amount outstanding at end of year	$42,184	$0	$24,597	$15,766	$19,356	$0
Weighted average interest rate at end of year	0.46%	0%	0.54%	0.25%	0.56%	0%
Maximum amount outstanding at any month-end	$51,218	$11,825	$25,702	$15,766	$26,166	$0
Daily average amount outstanding	$32,688	$1,056	$22,174	$542	$20,843	$0
Approximate weighted average interest rate for the year	0.51%	0.21%	0.56%	0.20%	0.58%	0%

Securities that serve as collateral for securities sold under agreements to repurchase and pledged to provide access to the Federal Reserve Bank Discount Window and other short-term borrowing remain in available-for-sale securities.  The fair value of these securities was $55,006,000 and $45,419,000 on December 31, 2014 and 2013, respectively.

The following table presents a summary of long-term debt as of December 31, 2014 and 2013:

	December 31,
(dollars in thousands)	2014	2013
PeoplesBank’s obligations:
FHLBP
Due July 2015, 1.90%	$5,000	$5,000
Due July 2016, 2.35%	5,000	5,000
Due September 2016, 1.18%	10,000	10,000
Due October 2016, 1.06%	10,000	10,000
Due October 2016, 1.10%	10,000	10,000
Due April 2017, 0.97%	10,000	0
Due November 2017, 1.19%	5,000	0
Due March 2018, 1.17%	10,000	10,000
Due June 2018, 1.87%	5,000	5,000
Due November 2018, 1.62%	5,000	0
Due June 2019, 2.10%	5,000	5,000
Total FHLBP	80,000	60,000
Capital lease obligation	96	183
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 2.26%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 1.77% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Total long-term debt	$90,406	$70,493

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

Total long-term debt maturities over the next five years are as follows:  $5,096,000 in 2015, $35,000,000 in 2016, $15,000,000 in 2017, $20,000,000 in 2018 and $5,000,000 in 2019.

NOTE 9-Regulatory Matters

The Corporation is subject to restrictions on the payment of dividends to its shareholders pursuant to the Pennsylvania Business Corporation Law of 1988, as amended (“BCL”).  The BCL prohibits dividend payments if such payment would render the Corporation insolvent or result in negative net worth.  Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by PeoplesBank to the Corporation.  The amount of total dividends, which may be paid at any date, is generally limited to the retained earnings of PeoplesBank.  Furthermore, dividend payments would be prohibited if the effect thereof would cause PeoplesBank’s capital to be reduced below applicable minimum capital requirements as discussed below. Loans and advances by PeoplesBank to affiliates, including the Corporation, are limited to 10 percent of PeoplesBank’s capital stock and contributed capital on a secured basis.

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

Quantitative measures established by regulators to ensure capital adequacy require the Corporation and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to quarter-to-date average assets (leverage ratio).  In December 2014, PeoplesBank received the most recent notification from the Federal Deposit Insurance Corporation, which categorized PeoplesBank as “well capitalized”, as of September 30, 2014, under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes would change PeoplesBank’s well capitalized category.  As of December 31, 2013, PeoplesBank was also categorized as “well capitalized”.

			Minimum for		Well Capitalized
	Actual		Capital Adequacy		Minimum*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at December 31, 2014
Capital ratios:
Tier 1 risk based	$125,773	13.24%	$37,991	4.00%	n/a	n/a
Total risk based	136,935	14.42	75,982	8.00	n/a	n/a
Leverage	125,773	10.32	48,759	4.00	n/a	n/a

at December 31, 2013
Capital ratios:
Tier 1 risk based	$115,477	12.79%	$36,118	4.00%	n/a	n/a
Total risk based	125,452	13.89	72,236	8.00	n/a	n/a
Leverage	115,477	10.18	45,371	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at December 31, 2014
Capital ratios:
Tier 1 risk based	$121,634	12.85%	$37,863	4.00%	$56,795	6.00%
Total risk based	132,796	14.03	75,727	8.00	94,658	10.00
Leverage	121,634	10.01	48,615	4.00	60,768	5.00

at December 31, 2013
Capital ratios:
Tier 1 risk based	$111,713	12.42%	$35,987	4.00%	$53,981	6.00%
Total risk based	121,688	13.53	71,975	8.00	89,968	10.00
Leverage	111,713	9.88	45,236	4.00	56,545	5.00
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

Preferred Stock Issued under the US Treasury’s Small Business Lending Fund Program

The U.S. Department of the Treasury (Treasury) has a capital investment in the Corporation pursuant to the Corporation’s participation in the Treasury’s Small Business Lending Funding Program (SBLF Program). In August 2011, the Corporation sold to the Treasury, for an aggregate purchase price of $25 million, 25,000 shares of non-cumulative, perpetual preferred stock, Series B, $1,000 liquidation value, $2.50 par value.  On May 30, 2014, the Corporation redeemed 13,000 of the 25,000 outstanding shares of the Corporation’s preferred stock that had been issued to the Treasury, leaving 12,000 shares representing $12 million of preferred stock outstanding as of December 31, 2014.  The May 30, 2014 preferred stock redemption was funded primarily with the funds the Corporation raised in the March 26, 2014 private placement of its common stock.

The annualized dividend rate on the preferred stock issued under the SBLF Program was 1 percent for the years ended December 31, 2014 and 2013, and 1.54 percent for the year ended December 31, 2012.  Based on the increase in the qualified small business lending portfolio balance over the baseline level at September 30, 2013, the dividend rate will remain at 1 percent through February 18, 2016. Thereafter, under the terms of the Series B preferred stock, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%). Additional information about Series B preferred stock is disclosed in Note 10—Shareholders’ Equity in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

Common Stock Dividend

Periodically, the Corporation distributes stock dividends on its common stock.  The Corporation distributed 5 percent common stock dividends on December 9, 2014 and December 10, 2013 which resulted in the issuance of 275,900 and 225,937 additional common shares, respectively.

NOTE 11- Benefit Plans

Defined Contribution Plan
PeoplesBank maintains a 401(k) savings and investment plan covering substantially all employees.  Under the plan, employees can contribute a percentage of their compensation subject to certain limits based on federal tax law.  In 2014 and 2013, the Bank made 100 percent matching contributions up to the first 4 percent of each employee’s compensation contributed to the plan, and both the employee and employer contributions vest immediately. In 2012, the Bank made matching contributions of 50 percent up to the first 6 percent of an employee’s compensation contributed to the plan.  Employee contributions vested immediately and employer contributions vested 100% after three years of service.  The Bank’s expense for the 401(k) savings and investment plan was $398,000 for 2014, $366,000 for 2013 and $237,000 for 2012.

Supplemental Benefit Plans
PeoplesBank maintains supplemental retirement plans for selected executives.  The expense associated with these plans was approximately $242,000 for 2014, $239,000 for 2013 and $296,000 for 2012.  The accrued liability for the supplemental retirement plans was $3,901,000 at December 31, 2014 and $3,714,000 at December 31, 2013.  Income earned from bank owned life insurance policies was used to finance the cost of supplemental benefit plans, and provide a tax-exempt return to PeoplesBank.

Director’s Post Retirement Split-dollar Life Insurance Benefit
PeoplesBank recorded net expense of $15,000 in 2014, net expense of $7,000 in 2013 and net income of $1,000 in 2012, respectively, on bank owned life insurance policies with a post retirement split-dollar life insurance benefit.  The accrued liability for the post retirement split-dollar benefit was $257,000 at December 31, 2014 and $242,000 at December 31, 2013.

NOTE 12-Stock-Based Compensation

FASB ASC Topic 718 requires that the fair value of equity awards granted to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such awards.

The following table presents information about the Corporation’s stock plans, adjusted for stock dividends distributed, as of December 31, 2014.

		Number of	Number of	Number of shares
		shares	outstanding	available for future
Plan	Types of grants	reserved (2)	options (2)	issuance (2)
	Stock options
2000 Stock Incentive Plan	Stock appreciation rights
(2000 Plan) (1)	Restricted stock	55,519	22,743	0
	Stock options
	Stock appreciation rights
2007 Long Term Incentive	Restricted stock
Plan (LTIP)	Stock awards	345,980	167,842 (3)	178,138
2007 Employee Stock
Purchase Plan (ESPP)	Stock option	173,413	0	173,413
Employee Stock
Bonus Plan (ESBP)	Stock awards	16,545	0	16,545

(1)	All options available for grant under the 2000 Plan have been granted.
(2)	Shares/options are subject to adjustment in the event of specified changes in the Corporation’s capital structure.
(3)	Amount includes 34,491 of unvested options.

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

(dollars in thousands)	2014	2013	2012
Compensation expense	$256	$292	$270
Tax benefit	(61)	(74)	(67)
Net income effect	$195	$218	$203

The tax benefit shown in the preceding table is less than the benefit that would be calculated using the Corporation’s 35% statutory Federal tax rate.  Under FASB ASC Topic 718, tax benefits are only recognized over the vesting period for options that ordinarily will generate a tax deduction when exercised (non-qualified stock options) and restricted stock awards.

The Corporation granted the following stock options and restricted stock awards during the years ended December 31, 2014, 2013 and 2012.

	2014	2013	2012
Nonqualified stock options	11,846	9,713	11,899
Incentive stock options	22,645	13,495	15,850
Restricted stock	9,840	8,480	11,290

The weighted average grant-date fair value and weighted average assumptions used to determine the fair value using the Black-Scholes valuation model for the stock options granted are presented below.

	2014	2013	2012
Fair value	$5.42	$6.55	$4.74
Expected life (in years)	5.5	5.5	7.43
Risk-free interest rate	1.56%	1.44%	1.10%
Expected volatility	36.01%	46.43%	43.84%
Expected dividend yield	2.33%	2.67%	3.19%

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

A summary of stock options activity from the option and stock incentive plans, adjusted for stock dividends distributed, is shown below.

		Weighted Average	Weighted Average	Aggregate
		Exercise Price	Remaining	Intrinsic Value
	Options	Per Share	Contractual Term	($000)
Outstanding at January 1, 2014	234,483	$10.12	6.3 years	$1,989
Granted	34,491	19.70
Exercised	(75,658)	9.74
Cancelled	(2,731)	18.33
Outstanding at December 31, 2014	190,585	$11.88	6.6 years	$1,486

Exercisable at December 31, 2014	156,094	$10.16	5.9 years	$1,486

The following table presents information about stock options exercised for the years ended December 31, 2014, 2013 and 2012.

(dollars in thousands)	2014	2013	2012
Total intrinsic value of options exercised	$777	$467	$140
Cash received from options exercised	$737	$794	$252
Tax deduction realized from options exercised	$264	$141	$48

The following table presents information about non-vested options and restricted stock, adjusted for stock dividends distributed, for the year ended December 31, 2014.

	Stock Options		Restricted Stock
		Weighted Average		Weighted Average
		Exercise Price		Grant Date
	Options	Per Share	Shares	Fair Value
Non-vested at January 1, 2014	24,372	$18.33	27,431	$13.06
Vested	(21,641)	18.33	(14,193)	9.85
Cancelled	(2,731)	18.33	(1,488)	16.66
Granted	34,491	19.70	9,840	19.70
Non-vested at December 31, 2014	34,491	$19.70	21,590	$17.95

As of December 31, 2014, total unrecognized compensation cost related to non-vested options and restricted stock was $456,000.  The cost is expected to be recognized over a weighted average period of 1.0 year.

Employee Stock Purchase Plan (ESPP)

Under the ESPP, eligible employees can purchase common stock of the Corporation at 85% of the fair market value of the stock at the beginning or end of the six-month offering period, whichever is lower.  The ESPP is considered to be a compensatory plan.  The following table presents information about the ESPP for the years ended December 31, 2014, 2013 and 2012.

	2014	2013	2012
ESPP shares purchased	7,710	8,420	10,784
Average purchase price per share (85% of market value)	$16.776	$13.386	$8.969
Compensation expense recognized (in thousands)	$32	$26	$24

In 2014, 940 shares were reissued from treasury stock and 6,770 shares were issued from authorized but unissued common stock to satisfy the purchase of ESPP shares.  In 2013, 4,174 shares were reissued from treasury stock and 4,246 shares were issued from authorized but unissued common stock to satisfy the purchase of ESPP shares.  In 2012, the Corporation issued authorized, but unissued, common stock to satisfy the purchase of all ESPP shares.

Employee Stock Bonus Plan (ESBP)

The ESBP is administered by nonemployee members of the Corporation’s Board of Directors, under which the Corporation may issue shares of its common stock to employees as performance based compensation.  There were no shares of common stock issued under the ESBP in 2014, 2013 and 2012.

NOTE 13-Income Taxes

The following table presents the provision for income taxes for the years ended December 31, 2014, 2013 and 2012.

(dollars in thousands)	2014	2013	2012
Current tax provision
Federal	$4,204	$4,042	$2,486
State	387	312	232
Total current tax provision	4,591	4,354	2,718

Deferred tax expense (benefit)
Federal	141	(383)	419
State	(64)	(54)	(34)
Total deferred tax expense (benefit)	77	(437)	385
Total tax provision	$4,668	$3,917	$3,103

The differences between the effective income tax rate and the Federal statutory income tax rate for the years ended December 31, 2014, 2013 and 2012 are shown below.

	2014	2013	2012
Statutory tax rate	35.0%	35.0%	34.0%
Increase (decrease) resulting from:
Low-income housing credits	(0.5)	(0.9)	(1.8)
Tax-exempt interest income	(5.1)	(6.3)	(7.5)
Bank owned life insurance income	(1.5)	(1.7)	(1.7)
State income taxes, net of federal tax benefit	1.3	1.2	1.1
Other, net	(0.8)	(0.3)	0.7
Effective income tax rate	28.4%	27.0%	24.8%

Significant components of the Corporation’s net deferred tax asset, included in other assets as of December 31, 2014 and 2013 are shown below.

(dollars in thousands)	2014	2013
Deferred tax assets
Allowance for loan losses	$4,145	$3,579
Deferred compensation	1,578	1,468
Low-income housing partnerships	542	567
Foreclosed real estate	626	1,419
Other	438	313
Total deferred tax assets	$7,329	$7,346

Deferred tax liabilities
Deferred loan fees	$523	$424
Depreciation	384	422
Net unrealized gains on available-for-sale securities	1,374	1,119
Other	299	300
Total deferred tax liabilities	$2,580	$2,265
Net deferred tax assets	$4,749	$5,081

Based on the level of historical income projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that, as of December 31, 2014, it is more likely than not that the Corporation will realize the benefits of its deferred tax assets.

NOTE 14-Commitments to Extend Credit

In the normal course of business, the Corporation is a party to various financial transactions that are not funded as of the balance sheet date.  Off-balance sheet financial instruments, which enable Bank customers to meet their financing needs, are comprised mainly of commitments to extend credit and standby letters of credit.  Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a customer to a third party.  The credit and market risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  To manage these risks, the Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments and requires collateral to support these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The amount of the liability as of December 31, 2014 and 2013, for guarantees under standby letters of credit issued was considered not material by management.  Normally, commitments to extend credit and letters of credit have fixed expiration dates or termination clauses, have specific rates and are for specific purposes.  Many of the commitments are expected to expire without being extended; therefore, total commitment amounts do not necessarily represent future cash requirements.

A summary of outstanding commitments at December 31, 2014 and 2013 is shown below.

(dollars in thousands)	2014	2013
Commitments to grant loans
Fixed rate	$40,215	$46,164
Variable rate	11,652	7,779

Unfunded commitments of existing loans
Fixed rate	$51,487	$52,956
Variable rate	148,904	142,578

Standby letters of credit	$19,651	$27,673

NOTE 15-Contingent Liabilities

Periodically, the Corporation and its subsidiary, PeoplesBank, may be defendants in legal proceedings relating to the conduct of their banking business.  Most of such legal proceedings are normal parts of the banking business and, in management’s opinion, do not materially affect the financial position or results of operations of the Corporation.

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

Securities Available for Sale

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

		Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
(dollars in thousands)	Total	Identical Assets	Inputs	Inputs
December 31, 2014
Securities available-for-sale:
U.S. agency	$17,907	$0	$17,907	$0
U.S. agency mortgage-backed, residential	124,815	0	124,815	0
State and municipal	70,452	0	70,452	0

December 31, 2013
Securities available-for-sale:
U.S. agency	$33,499	$0	$33,499	$0
U.S. agency mortgage-backed, residential	105,919	0	105,919	0
State and municipal	89,323	0	89,323	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired Loans
Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements.  At December 31, 2014, the fair value consists of loan balances of $3,058,000, net of valuation allowances of $2,512,000 and charge-offs of $26,000, compared to loan balances of $8,669,000, net of valuation allowances of $1,720,000 and charge-offs of $291,000, at December 31, 2013.

Foreclosed Real Estate
Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost.  Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer.  At December 31, 2014, the fair value of foreclosed real estate with a valuation allowance or charge-off was $1,198,000, which is net of valuation allowances of $1,687,000 and no charge-offs.  At December 31, 2013, the fair value of foreclosed real estate with a valuation allowance or charge-off was $3,098,000, which is net of valuation allowances of $3,954,000 and charge-offs of $100,000.

		Fair Value Measurements
		(Level 1)		(Level 3)
		Quoted Prices in	(Level 2)	Significant Other
		Active Markets for	Significant Other	Unobservable
(dollars in thousands)	Total	Identical Assets	Observable Inputs	Inputs
December 31, 2014
Impaired loans	$3,058	$0	$0	$3,058
Foreclosed real estate	1,198	0	0	1,198

December 31, 2013
Impaired loans	$8,669	$0	$0	$8,669
Foreclosed real estate	3,098	0	0	3,098

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
(dollars in thousands)	Estimate	Techniques	Input	Range	Average
December 31, 2014
Impaired loans	$3,058	Appraisal (1)	Appraisal adjustments (2)	13% - 25%	16%
Foreclosed real estate	1,198	Appraisal (1)	Appraisal adjustments (2)	15% - 68%	64%

December 31, 2013
Impaired loans	$8,669	Appraisal (1)	Appraisal adjustments (2)	13% - 27%	19%
Foreclosed real estate	3,098	Appraisal (1)	Appraisal adjustments (2)	8% - 67%	45%

(1)	Fair value is generally determined through independent appraisals, which generally include various level 3 inputs that are not identifiable.
(2)
Appraisals may be adjusted downward by the Corporation’s management for qualitative factors such as economic conditions, and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments as of December 31, 2014 and 2013.

Cash and Cash Equivalents
The carrying amount is a reasonable estimate of fair value.

Securities Available for Sale
The fair value of securities available for sale is determined in accordance with the methods described under FASB ASC Topic 820 as described above.

Restricted Investment in Bank Stocks
The carrying amount of restricted investment in bank stocks is a reasonable estimate of fair value.  The Corporation is required to maintain minimum investment balances in these stocks, which are not actively traded and, therefore, have no readily determinable market value.

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

Long-term Debt
Long-term debt includes FHLBP advances (Level 2) and junior subordinated debt (Level 3).  The fair value of FHLBP advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLBP advances with similar credit risk characteristics, terms and remaining maturity.  These prices are obtained from this active market and represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.  The fair value of junior subordinated debt is estimated using discounted cash flow analysis, based on market rates and spread characteristics of similar debt with similar credit risk characteristics, terms and remaining maturity.

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

The following presents the carrying amount and estimated fair value of the Corporation’s financial instruments as of December 31, 2014 and 2013.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices	Significant	Significant
			in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
(dollars in thousands)	Amount	Fair Value	Identical Assets	Inputs	Inputs
December 31, 2014
Financial assets
Cash and cash equivalents	$31,094	$31,094	$31,094	$0	$0
Securities available-for-sale	213,174	213,174	0	213,174	0
Restricted investment in bank stocks	3,799	3,799	0	3,799	0
Loans held for sale	464	475	0	475	0
Loans, net	908,928	924,930	0	0	924,930
Interest receivable	3,702	3,702	0	3,702	0

Financial liabilities
Deposits	$954,973	$955,581	$0	$955,581	$0
Short-term borrowings	42,184	42,184	0	42,184	0
Long-term debt	90,406	88,120	0	80,367	7,753
Interest payable	477	477	0	477	0

Off-balance sheet instruments	0	0	0	0	0

December 31, 2013
Financial assets
Cash and cash equivalents	$15,062	$15,062	$15,062	$0	$0
Securities available-for-sale	228,741	228,741	0	228,741	0
Restricted investment in bank stocks	4,742	4,742	0	4,742	0
Loans held for sale	514	524	0	524	0
Loans, net	849,409	868,413	0	0	868,413
Interest receivable	3,583	3,583	0	3,583	0

Financial liabilities
Deposits	$925,303	$927,396	$0	$927,396	$0
Short-term borrowings	40,363	40,363	0	40,363	0
Long-term debt	70,493	68,604	0	60,417	8,187
Interest payable	391	391	0	391	0

Off-balance sheet instruments	0	0	0	0	0

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

			Gross	Net Amounts
		Gross	Amounts	of Liabilities	Gross amounts Not Offset in
		Amounts of	Offset in the	Presented in	the Statements of Condition
		Recognized	Statements of	the Statements	Financial	Cash Collateral	Net
(dollars in thousands)		Liabilities	Condition	of Condition	Instruments	Pledged	Amount
December 31, 2014
Repurchase Agreements	(1)	$42,184	$0	$42,184	$(42,184)	$0	$0

December 31, 2013
Repurchase Agreements	(1)	$24,597	$0	$24,597	$(24,597)	$0	$0

(1)	As of December 31, 2014 and 2013, the fair value of securities pledged in connection with repurchase agreements was $60,872,000 and $29,299,000, respectively.

Note 18-Condensed Financial Information-Parent Company Only

Condensed Balance Sheets

	December 31,
(dollars in thousands)	2014	2013
Assets
Cash and due from banks	$678	$239
Investment in bank subsidiary	124,301	113,885
Investment in other subsidiaries	317	790
Premises and equipment, net	3,724	3,570
Other assets	711	677
Total assets	$129,731	$119,161

Liabilities
Long-term debt	$10,310	$10,310
Long-term debt with bank subsidiary	900	1,051
Other liabilities	81	151
Total liabilities	11,291	11,512

Shareholders’ equity	118,440	107,649
Total liabilities and shareholders’ equity	$129,731	$119,161

Condensed Statements of Income and Comprehensive Income

	Years ended December 31,
(dollars in thousands)	2014	2013	2012
Income
Interest from investment securities	$6	$6	$7
Dividends from bank subsidiary	2,336	1,520	2,022
Total income	2,342	1,526	2,029

Expense
Interest expense on long-term debt	272	290	320
Occupancy of premises, net	154	213	133
Other	316	324	293
Total expense	742	827	746

Income before applicable income tax benefit and undistributed earnings (losses) of subsidiaries	1,600	699	1,283
Applicable income tax benefit	249	278	249
Income before undistributed earnings (losses) of subsidiaries	1,849	977	1,532
Equity in undistributed earnings of bank subsidiary	9,920	9,593	7,874
Equity in undistributed losses of other subsidiaries	0	(4)	(12)
Net income	$11,769	$10,566	$9,394
Preferred stock dividends	174	250	384
Net income available to common shareholders	$11,595	$10,316	$9,010
Comprehensive income	$12,264	$7,005	$9,203

Note 18-Condensed Financial Information-Parent Company Only (continued)

Condensed Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2014	2013	2012
Cash flows from operating activities
Net income	$11,769	$10,566	$9,394
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	196	182	160
Equity in undistributed earnings of subsidiaries, net	(9,920)	(9,589)	(7,862)
Loss on disposal of premises and equipment	0	1	0
Other, net	216	147	208
Net cash provided by operating activities	2,261	1,307	1,900

Cash flows from investing activities
Return of investment in other subsidiary	476	0	360
Investment in other subsidiary	(3)	0	0
Purchases of premises and equipment	(350)	(237)	(231)
Net cash provided by (used in) investing activities	123	(237)	129

Cash flows from financing activities
Repayments of long-term debt	(151)	(138)	(128)
Tax benefit on vested restricted stock	52	89	44
Cash dividends paid to preferred shareholders	(207)	(250)	(634)
Cash dividends paid to common shareholders	(2,611)	(2,074)	(1,690)
Redemption of preferred stock	(13,000)	0	0
Net issuance of common stock	13,982	1,239	627
Cash paid in lieu of fractional shares	(10)	(9)	(6)
Net cash used in financing activities	(1,945)	(1,143)	(1,787)
Net increase (decrease) in cash and cash equivalents	439	(73)	242
Cash and cash equivalents at beginning of year	239	312	70
Cash and cash equivalents at end of year	$678	$239	$312

Note 19-Quarterly Results of Operations (Unaudited)

A summary of the quarterly results of operations for the years ended December 31, 2014 and 2013 is shown below.

	2014				2013
(dollars in thousands,	Quarter				Quarter
except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First

Interest income	$12,953	$12,670	$12,364	$12,413	$12,319	$11,819	$11,473	$11,361
Interest expense	1,949	2,024	2,075	1,992	2,114	2,124	2,172	2,209
Net interest income	11,004	10,646	10,289	10,421	10,205	9,695	9,301	9,152
Provision for loan losses	500	250	300	550	500	150	560	260
Noninterest income	1,825	1,892	1,816	1,650	1,671	1,621	1,672	1,688
Net gain on sales of loans held for sale	146	124	102	80	145	233	322	319
Noninterest expense	8,840	8,002	7,986	7,648	8,012	7,732	7,157	7,253
Income before taxes and securities gain	3,635	4,410	3,921	3,953	3,509	3,667	3,578	3,646
Net gain on sales of securities	372	146	0	0	39	0	44	0
Income before income taxes	4,007	4,556	3,921	3,953	3,548	3,667	3,622	3,646
Provision for income taxes	1,227	1,377	1,114	950	966	990	977	984
Net income	2,780	3,179	2,807	3,003	2,582	2,677	2,645	2,662
Preferred stock dividends	30	30	52	62	63	62	62	63
Net income available to common shareholders	$2,750	$3,149	$2,755	$2,941	$2,519	$2,615	$2,583	$2,599

Net income per common share, basic (1)	$0.47	$0.54	$0.48	$0.58	$0.50	$0.52	$0.52	$0.53
Net income per common share, diluted (1)	$0.46	$0.54	$0.47	$0.56	$0.49	$0.51	$0.51	$0.52

(1) adjusted for common stock dividends distributed.

Note 20 - Subsequent Event

On July 22, 2014, the Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Madison Bancorp, Inc., a Maryland corporation (“Madison”), and CVLY Corp., a Pennsylvania corporation and wholly-owned subsidiary of the Corporation (“Acquisition Subsidiary). Pursuant to the Merger Agreement, Madison agreed to cause its wholly-owned subsidiary, Madison Square Federal Savings Bank (“MSFSB”), to merge with and into the Corporation’s wholly-owned subsidiary PeoplesBank, with PeoplesBank being the surviving bank in the Bank Merger.

The acquisition of Madison and MSFSB was completed on January 16, 2015, as reported on a Form 8-K filed on the same date. Pursuant to the Merger Agreement, each share of Madison common stock was converted into the right to receive $22.90 in cash, without interest, and each outstanding option to purchase Madison common stock was converted into the right to receive cash based on a formula set forth in the Merger Agreement. The transaction was valued at approximately $14.4 million. At December 31, 2014, and sixteen days prior to the acquisition transaction, MSFSB reported total assets of $135 million, total loans of $77 million, and total deposits of $115 million on a Call Report filed with federal banking regulators. Given that the initial purchase accounting for the acquisition, in accordance with generally accepted accounting principles for this business combination, is not yet completed, the Corporation is not yet able to disclose the preliminary fair value of the Madison assets acquired and liabilities assumed.

Management Report on Internal Controls Over Financial Reporting

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in SEC Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2014, the Corporation’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Corporation’s internal control over financial reporting has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Larry J. Miller	/s/ Michael D. Peduzzi
Larry J. Miller	Michael D. Peduzzi, CPA
(Principal Executive Officer)	(Principal Financial and Accounting
Vice-Chairman, President	Officer) Treasurer, and
and Chief Executive Officer	Assistant Secretary

March 10, 2015	March 10, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Codorus Valley Bancorp, Inc.
York, Pennsylvania

We have audited Codorus Valley Bancorp, Inc. and subsidiaries’ (the “Corporation”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Codorus Valley Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Codorus Valley Bancorp, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for the years then ended and our report dated March 10, 2015 expressed an unqualified opinion thereon.

/s/BDO USA, LLP

Harrisburg, Pennsylvania
March 10, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Codorus Valley Bancorp, Inc.
York, Pennsylvania

We have audited the accompanying consolidated balance sheets of Codorus Valley Bancorp, Inc. and subsidiaries (the “Corporation”) as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Codorus Valley Bancorp, Inc. and subsidiaries at December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Codorus Valley Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2015 expressed an unqualified opinion thereon.

/s/BDO USA, LLP

Harrisburg, Pennsylvania
March 10, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

of Codorus Valley Bancorp, Inc.

York, Pennsylvania

We have audited the accompanying Codorus Valley Bancorp, Inc. and subsidiaries' (“the Corporation”) consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the Corporation's operations and its cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Allentown, Pennsylvania

March 28, 2013

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act performed as of December 31, 2014, the Chief Executive and Chief Financial Officers of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. A Report of Management’s Assessment of Internal Control Over Financial Reporting is located on page 96 of this Annual Report, and incorporated herein by reference.

The Chief Executive and Chief Financial Officers are not aware of any changes in internal controls over financial reporting or in other factors that has materially affected these controls subsequent to December 31, 2014, the date of their evaluation.

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

Item 9B: Other information

None.

PART III

Item 10: Directors, executive officers and corporate governance

Information appearing in the Proxy Statement relating to the 2015 Annual Meeting of Shareholders to be held May 19, 2015 (“Proxy Statement”), under the heading, “Proposal 1-Election of Directors” and the caption “Information about Nominees and Continuing Directors,” under the heading “Security Ownership of Directors, Nominees, Executive Officers and Certain Beneficial Owners” and the caption “Executive Officers,” and under the heading “Governance of the Corporation” is incorporated by reference in response to this item.

The Corporation has adopted a Code of Business Conduct and Ethics (“Code of Ethics”) as defined in Item 406 of Regulation S-K. The Code of Ethics was filed as Exhibit 14 to a Form 10-Q filed with the SEC on November 13, 2012, and is incorporated by reference in response to this item. The Code of Ethics is also accessible on PeoplesBank’s website at www.peoplesbanknet.com. Select “Investor Relations”, then select “Corporate Information” and then select “Governance Documents”.

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

Item 12: Security ownership of certain beneficial owners and management and related shareholder matters

Information appearing on page 23 of this report under the caption “Securities Authorized for Issuance under Equity Compensation Plans” and in the Proxy Statement, under the caption “Security Ownership of Directors, Nominees, Executive Officers, and Certain Beneficial Owners,” is incorporated by reference in response to this item.

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
Reports of Independent Registered Public Accounting Firms
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

Codorus Valley Bancorp, Inc. (Registrant)

/s/ Larry J. Miller
Larry J. Miller, Vice-Chairman,	Date: March 10, 2015
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity

/s/ Rodney L. Krebs	Chairman of the Board of	3/10/15
Rodney L. Krebs	Directors and Director

/s/ Larry J. Miller	President, Chief Executive Officer,	3/10/15
Larry J. Miller	Vice-Chairman of the Board of
(Principal Executive Officer)	Directors and Director

/s/ D. Reed Anderson	Director	3/10/15
D. Reed Anderson, Esq.

/s/ Cynthia A. Dotzel	Director	3/10/15
Cynthia A. Dotzel, CPA

/s/ Jeffrey R. Hines	Director	3/10/15
Jeffrey R Hines, P.E.

/s/ MacGregor S. Jones	Director	3/10/15
MacGregor S. Jones

	Director	3/10/15
Dallas L. Smith

/s/ Harry R. Swift	Director	3/10/15
Harry R. Swift, Esq.

/s/ Michael D. Peduzzi	Treasurer and Assistant Secretary	3/10/15
Michael D. Peduzzi, CPA
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

10.3	2000 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-40532 on Form S-8, filed with the Commission on June 30, 2000) *

10.4	2001 Employee Stock Bonus Plan (Incorporated by reference to Exhibit 99.1 of Registration Statement No. 333-68410 on Form S-8, filed with the Commission on August 27, 2001) *

10.5	Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 of Registration Statement No. 333-179179 on Form S-3D, filed with the Commission on January 26, 2012)

10.6	Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller dated October 1, 1998 – filed herein *

10.7	Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Harry R. Swift dated October 1, 1998 – filed herein *

10.8	Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Jann Allen Weaver dated October 1, 1998 – filed herein *

10.9	Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller dated December 27, 2005 – filed herein *

10.10	Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Harry R. Swift dated December 27, 2005 – filed herein *

10.11	Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Jann Allen Weaver dated December 27, 2005 – filed herein *

10.12	Second Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller dated December 23, 2008 – filed herein *

10.13	Second Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Harry R. Swift dated December 23, 2008 – filed herein *

10.14	Second Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Jann Allen Weaver dated December 23, 2008 – filed herein *

10.15	Form of Group Term Replacement Plan, dated January 1, 2009 pertaining to senior officers of the Corporation’s subsidiary, PeoplesBank, A Codorus Valley Company – filed herein *

10.16
Form of Director Group Term Replacement Plan, dated December 1, 1998, including Split Dollar Policy Endorsements pertaining to non-employee directors of the Corporation’s subsidiary, PeoplesBank, A Codorus Valley Company – filed herein *

10.17
Long-Term Nursing Care Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry J. Miller, dated December 27, 2005. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with the Commission on November 15, 2010) *

10.18
Codorus Valley Bancorp, Inc. Change in Control and Supplemental Benefit Trust Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Hershey Trust Company, dated January 25, 2006. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with the Commission on November 15, 2010) and Resignation and Appointment of Trustee. (Incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for December 31, 2011 filed with the Commission on March 27, 2012)

105

10.19
Amended and Restated Declaration of Trust of CVB Statutory Trust No. 2, dated as of June 28, 2006, among Codorus Valley Bancorp, Inc., as sponsor, the Delaware and institutional trustee named therein, and the administrators named therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.20
Indenture, dated as of June 28, 2006, between Codorus Valley Bancorp, Inc., as issuer, and the trustee named therein, relating to the Junior Subordinated Debt Securities due 2036. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.21
Guarantee Agreement, dated as of June 28, 2006, between Codorus Valley Bancorp, Inc. and guarantee trustee named therein. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.22	2007 Long-Term Incentive Plan of Codorus Valley Bancorp, Inc. (Incorporated by reference to Exhibit A of the Registrant’s definitive proxy statement, dated April 6, 2012) *

10.23	2007 Employee Stock Purchase Plan (Incorporated by reference to Exhibit B of the Registrant’s definitive proxy statement, dated April 6, 2012) *

10.24	Executive Incentive Plan – filed herein *

10.25
Employment Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Michael F. Allen, dated July 23, 2012. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A, filed with the Commission on March 19, 2013)*

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2012 filed with the Commission on November 13, 2012)

21	List of subsidiaries of the Codorus Valley Bancorp, Inc.

23	Consents of Independent Registered Public Accounting Firms

24	Power of Attorney

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data file containing the following financial statements of Codorus Valley Bancorp, Inc. formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2014 and 2013, (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013, and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012, (iv) Consolidated Statements of Cash Flow for the years ended December 31, 2014, 2013, and 2012, (v) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013, and 2012 and (vi) Notes to Consolidated Financial Statements – filed herewith.

* Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.

