Form 10-Q
period 2015-03-31
CODORUS VALLEY BANCORP INC
filed 2015-05-06
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2015
or
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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On May 1, 2015, 5,848,726 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.
Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.
Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
(dollars in thousands, except share and per share data)	2015	2014
Assets
Interest bearing deposits with banks	$12,934	$17,420
Cash and due from banks	13,888	13,674
Total cash and cash equivalents	26,822	31,094
Securities, available-for-sale	218,895	213,174
Restricted investment in bank stocks, at cost	3,799	3,799
Loans held for sale	1,400	464
Loans (net of deferred fees of $2,445 - 2015 and $2,249 - 2014)	1,020,792	920,090
Less-allowance for loan losses	(11,435)	(11,162)
Net loans	1,009,357	908,928
Premises and equipment, net	21,501	18,471
Goodwill	2,421	0
Other assets	39,478	37,916
Total assets	$1,323,673	$1,213,846

Liabilities
Deposits
Noninterest bearing	$134,620	$121,673
Interest bearing	939,511	833,300
Total deposits	1,074,131	954,973
Short-term borrowings	29,161	42,184
Long-term debt	90,383	90,406
Other liabilities	9,320	7,843
Total liabilities	1,202,995	1,095,406

Shareholders’ equity
Preferred stock, par value $2.50 per share; $1,000 liquidation preference, 1,000,000 shares authorized; Series B shares issued and outstanding:
12,000 at March 31, 2015 and December 31, 2014	12,000	12,000
Common stock, par value $2.50 per share; 15,000,000 shares authorized; shares issued: 5,844,614 at March 31, 2015 and 5,830,913 at December 31, 2014; and shares outstanding: 5,842,238 at March 31, 2015 and 5,830,913 at December 31, 2014	14,611	14,577
Additional paid-in capital	62,957	62,713
Retained earnings	28,158	26,483
Accumulated other comprehensive income	2,958	2,667
Treasury stock, at cost; 2,376 shares at March 31, 2015	(6)	0
Total shareholders’ equity	120,678	118,440
Total liabilities and shareholders’ equity	$1,323,673	$1,213,846

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Income
Unaudited

	Three months ended
	March 31,
(dollars in thousands, except per share data)	2015	2014
Interest income
Loans, including fees	$12,307	$11,000
Investment securities:
Taxable	780	839
Tax-exempt	422	541
Dividends	158	30
Other	19	3
Total interest income	13,686	12,413

Interest expense
Deposits	1,640	1,671
Federal funds purchased and other short-term borrowings	41	36
Long-term debt	327	285
Total interest expense	2,008	1,992
Net interest income	11,678	10,421
Provision for loan losses	1,000	550
Net interest income after provision for loan losses	10,678	9,871

Noninterest income
Trust and investment services fees	601	527
Income from mutual fund, annuity and insurance sales	156	133
Service charges on deposit accounts	757	678
Income from bank owned life insurance	171	173
Other income	150	139
Net gain on sales of loans held for sale	151	80
Gain on sales of securities	371	0
Total noninterest income	2,357	1,730

Noninterest expense
Personnel	5,260	4,316
Occupancy of premises, net	800	566
Furniture and equipment	678	543
Postage, stationery and supplies	163	159
Professional and legal	174	183
Marketing	219	307
FDIC insurance	175	189
Debit card processing	202	200
Charitable donations	724	737
Telephone	161	146
External data processing	282	202
Merger related	425	0
Foreclosed real estate including (gains) losses on sales	117	80
Other	209	20
Total noninterest expense	9,589	7,648
Income before income taxes	3,446	3,953
Provision for income taxes	1,012	950
Net income	2,434	3,003
Preferred stock dividends	30	62
Net income available to common shareholders	$2,404	$2,941
Net income per common share, basic	$0.41	$0.58
Net income per common share, diluted	$0.41	$0.56

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Comprehensive Income
Unaudited

	Three months ended
	March 31,
(dollars in thousands)	2015	2014
Net income	$2,434	$3,003
Other comprehensive income:
Securities available for sale:
Net unrealized holding gains arising during the period (net of tax expense of $24 and $198, respectively)	46	385
Reclassification adjustment for gains included in net income (net of tax expense of $126 and $0, respectively) (a) (b)	245	0
Net unrealized gains	291	385
Comprehensive income	$2,725	$3,388

(a)	Amounts are included in net gain on sales of securities on the Consolidated Statements of Income within noninterest income.
(b)	Income tax amounts are included in provision for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Cash Flows
Unaudited

	Three months ended
	March 31,
(dollars in thousands)	2015	2014
Cash flows from operating activities
Net income	$2,434	$3,003
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	557	436
Net amortization of premiums on securities	251	240
Amortization of deferred loan origination fees and costs	(197)	(166)
Provision for loan losses	1,000	550
Provision for losses on foreclosed real estate	59	0
Deferred income tax benefit	0	(145)
Amortization of investment in real estate partnership	0	89
Increase in bank owned life insurance	(171)	(173)
Originations of loans held for sale	(7,885)	(4,626)
Proceeds from sales of loans held for sale	7,100	3,894
Net gain on sales of loans held for sale	(151)	(80)
Net loss on disposal of premises and equipment	0	(4)
Gain on sales of securities, available-for-sale	(371)	0
Net loss on sales of foreclosed real estate	9	0
Stock-based compensation	71	77
Increase in interest receivable	(27)	(20)
Decrease (increase) in other assets	510	(465)
Increase in interest payable	10	19
(Decrease) increase in other liabilities	(168)	2,733
Net cash provided by operating activities	3,031	5,362
Cash flows from investing activities
Purchases of securities, available-for-sale	(19,082)	(3,108)
Maturities, repayments and calls of securities, available-for-sale	8,148	8,687
Sales of securities, available-for-sale	7,170	0
Redemption of restricted investment in bank stock	0	232
Net proceeds from acquisition	21,091	0
Proceeds from acquired receivables of sold investment settlements	15,256	0
Net increase in loans made to customers	(24,004)	(12,846)
Purchases of premises and equipment	(1,004)	(296)
Proceeds from sale of fixed assets	18	0
Proceeds from sales of foreclosed real estate	95	685
Net cash provided by (used in) investing activities	7,688	(6,646)
Cash flows from financing activities
Net increase in demand and savings deposits	16,571	21,397
Net (decrease) increase in time deposits	(17,958)	2,238
Net decrease in short-term borrowings	(13,023)	(17,549)
Proceeds from issuance of long-term debt	0	10,000
Repayment of long-term debt	(23)	(21)
Cash dividends paid to preferred shareholder	(30)	(62)
Cash dividends paid to common shareholders	(729)	(577)
Issuance of common stock	201	12,887
Net cash (used in) provided by financing activities	(14,991)	28,313
Net (decrease) increase in cash and cash equivalents	(4,272)	27,029
Cash and cash equivalents at beginning of year	31,094	15,062
Cash and cash equivalents at end of period	$26,822	$42,091

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
Unaudited

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Stock	Capital	Earnings	Income	Stock	Total

Balance, January 1, 2015	$12,000	$14,577	$62,713	$26,483	$2,667	$0	$118,440
Net income				2,434			2,434
Other comprehensive income, net of tax					291		291
Common stock cash dividends ($0.125 per share)				(729)			(729)
Preferred stock cash dividends				(30)			(30)
Stock-based compensation including related tax benefit			71				71
Forfeiture of restricted stock			6			(6)	0
Issuance and reissuance of common stock including related tax benefit:
5,133 shares under the dividend reinvestment and stock purchase plan		13	87				100
8,568 shares under the stock option plan		21	80				101

Balance, March 31, 2015	$12,000	$14,611	$62,957	$28,158	$2,958	$(6)	$120,678

Balance, January 1, 2014	$25,000	$12,001	$45,399	$23,077	$2,172	$0	$107,649
Net income				3,003			3,003
Other comprehensive income, net of tax					385		385
Common stock cash dividends ($0.119 per share, adjusted)				(577)			(577)
Preferred stock cash dividends				(62)			(62)
Stock-based compensation including related tax benefit			77				77
Forfeiture of restricted stock			1			(1)	0
Issuance and reissuance of common stock including related tax benefit:
650,000 shares through private placement		1,625	10,929				12,554
4,612 shares under the dividend reinvestment and stock purchase plan		11	81			1	93
16,292 shares under the stock option plan		40	200				240

Balance, March 31, 2014	$25,000	$13,677	$56,687	$25,441	$2,557	$0	$123,362

See accompanying notes.

Note 1—Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation
The accompanying consolidated balance sheet at December 31, 2014 has been derived from audited financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and FASB Accounting Standards Codification (ASC) 270. Accordingly, the interim financial statements do not include all of the financial information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim consolidated financial statements include all adjustments necessary to present fairly the financial condition and results of operations for the reported periods, and all such adjustments are of a normal and recurring nature.

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

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and two wholly-owned nonbank subsidiaries, SYC Realty Company, Inc. and CVLY Corp. SYC Realty is primarily used to hold foreclosed properties obtained by PeoplesBank and was inactive during the period ended March 31, 2015. CVLY Corp. was formed in connection with the acquisition of Madison Bancorp, Inc. The accounts of CVB Statutory Trust No. 1 and No. 2 are not included in the consolidated financial statements as discussed in Note 8—Short-Term Borrowings and Long-Term Debt. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

These consolidated statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of March 31, 2015 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

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

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan may be currently performing. A loan may remain on accrual status if it is in the process of collection and well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to the Corporation’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

Acquired Loans
Acquired loans are initially recorded at their acquisition date fair values. The carryover of allowance for loan losses is prohibited as any credit losses in the loans are included in the determination of the fair value of the loans at the acquisition date. Fair values for acquired loans are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, prepayment risk, liquidity risk, default rates, loss severity, payment speeds, collateral values and discount rate.

For acquired loans that are not deemed impaired at acquisition, credit discounts representing principal losses expected over the life of the loan are a component of the initial fair value and amortized over the life of the asset. Subsequent to the acquisition date, the methods used to estimate the required allowance for loan losses on these loans is similar to originated loans. However, the Corporation records a provision for loan losses only when the required allowance for loan losses exceeds any remaining credit discount. The remaining differences between the acquisition date fair value and the unpaid principal balance at the date of acquisition are recorded in interest income over the life of the loan.

Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments are accounted for as impaired loans under ASC 310-30. The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require the Company to evaluate the need for an allowance for loan losses on these loans. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the non-accretable discount which the Company then reclassifies as an accretable discount that is recognized into interest income over the remaining life of the loans using the interest method.

The following is a summary of acquired impaired loans from the merger, as discussed in Note 2-Merger With Madison Bancorp, Inc.:

(dollars in thousands)	January 16, 2015
Contractually required principal and interest at acquisition	$1,961
Contractual cash flows not expected to be collected	1,185
Expected cash flows at acquisition	776
Interest component of expected cash flows	160
Basis in acquired loans at acquisition - estimated fair value	$616

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

As disclosed in Note 5—Loans, the Corporation engages in commercial and consumer lending. Loans are made within the Corporation’s primary market area and surrounding areas, and include the purchase of whole loan or participation interests in loans from other financial institutions or private equity companies. Commercial loans, which pose the greatest risk of loss to the Corporation, whether originated or purchased, are generally secured by real estate. Within the broad commercial loan segment, the builder & developer and commercial real estate investor loan classes generally present a higher level of risk than other commercial loan classifications. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties, unstable real estate prices and the dependency upon successful construction and sale or operation of the real estate project. Within the consumer loan segment, junior (i.e., second) liens present a slightly higher risk to the Corporation because economic and housing market conditions can adversely affect the underlying value of the collateral and the ability of some borrowers to service their debt.

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

Banking regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to the Corporation. Based on an analysis of the loan portfolio, the Corporation believes that the level of the allowance for loan losses at March 31, 2015 is adequate.

Foreclosed Real Estate
Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in-substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, based upon an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a charge-off. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At March 31, 2015, foreclosed real estate, net of allowance, was $2,385,000, compared to $2,542,000 as of December 31, 2014. Included within loans receivable as of March 31, 2015 was a recorded investment of $507,000 of consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

Goodwill and Core Deposit Intangible Assets
Goodwill arising from acquisitions is not amortized, but is subject to an annual impairment test to determine if an impairment loss has occurred. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. At March 31, 2015, the Corporation does not have any indicators of potential impairment of goodwill.

Core deposit intangibles represent the value assigned to demand, interest checking, money market, and savings accounts acquired as part of an acquisition. The core deposit intangible value represents the future economic benefit of potential cost savings from acquiring core deposits as part of an acquisition compared to the cost of alternative funding sources and the alternative cost to grow a similar core deposit base. The core deposit intangible asset resulting from the merger with Madison Bancorp, Inc. was determined to have a definite life and is being amortized using the sum of the years’ digits method over 10 years.

Per Common Share Data
All per share computations include the effect of stock dividends distributed. The computation of net income per common share is provided in the table below.

	Three months ended March 31,
(in thousands, except per share data)	2015	2014
Net income available to common shareholders	$2,404	$2,941

Weighted average shares outstanding (basic)	5,836	5,098
Effect of dilutive stock options	76	110
Weighted average shares outstanding (diluted)	5,912	5,208

Basic earnings per common share	$0.41	$0.58
Diluted earnings per common share	$0.41	$0.56

Anti-dilutive stock options excluded from the computation of earnings per share	35	24

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

Supplemental cash flow information is provided in the table below.

	Three months ended March 31,
(dollars in thousands)	2015	2014
Cash paid during the period for:
Income taxes	$350	$1
Interest	$1,998	$1,973

Noncash investing activities:
Transfer of loans to foreclosed real estate	$0	$252

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

Note 2-Merger With Madison Bancorp, Inc.

On July 22, 2014, the Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Madison Bancorp, Inc., a Maryland corporation (“Madison”), and CVLY Corp., a Pennsylvania corporation and wholly-owned subsidiary of the Corporation (“Acquisition Subsidiary”). Pursuant to the Merger Agreement, Madison agreed to cause its wholly-owned subsidiary, Madison Square Federal Savings Bank (“MSFSB”), to merge with and into the Corporation’s wholly-owned subsidiary PeoplesBank, with PeoplesBank being the surviving bank in the Bank Merger. The acquisition of Madison and MSFSB was completed on January 16, 2015, as reported on a Form 8-K filed on the same date. Pursuant to the Merger Agreement, each share of Madison common stock was converted into the right to receive $22.90 in cash, without interest, and each outstanding option to purchase Madison common stock was converted into the right to receive cash based on a formula set forth in the Merger Agreement. Total consideration paid was $14,425,000, which included the purchase of 608,116 shares of Madison common stock as well as the cash out of 41,270 options to purchase Madison common stock with an average exercise price of $10.81 per share.

The merger is being accounted for using acquisition accounting, which requires the Corporation to allocate total consideration transferred to the assets acquired and liabilities assumed, based on their respective fair value at the merger date, with any remaining excess consideration being recorded as goodwill. The fair value estimates are subject to change for up to one year after the closing date of the transaction if additional information relative to the closing date fair values becomes available. As the Corporation continues to analyze the acquired assets and liabilities, there may be adjustments to the recorded carrying values. The table below presents the detail of the total acquisition cost as well as a summary of the assets acquired and liabilities assumed recorded at their estimated fair value, as of January 16, 2015.

(in thousands, except per share data)	January 16, 2015
Cash paid for outstanding shares of Madison common stock and outstanding options		$14,425

Assets Acquired:
Cash and due from banks	$35,516
Securities, available for sale	1,396
Loans	77,228
Premises and equipment	2,601
Other assets	17,447
Total assets acquired		134,188
Liabilities Assumed:
Deposits	120,545
Other liabilities	1,639
Total liabilities assumed		122,184

Net goodwill resulting from merger		$2,421

The fair value of total assets acquired as a result of the merger totaled $134,188,000, which included $1,396,000 of securities which were subsequently sold in the first quarter of 2015. Additionally, other assets of $17,447,000 included $15,256,000 of receivables related to investment securities sold prior to the merger, pending receipt of sales proceeds. The transaction also resulted in a core deposit intangible of $39,000 and goodwill of $2,421,000. Goodwill arising from the acquisition consists largely of synergies and the cost savings expected to result from the combining of operations and is not expected to be deductible for income tax purposes.

The following table presents unaudited pro forma information as if the merger between PeoplesBank and MSFSB had been completed on January 1, 2014. Nonrecurring merger related expenses of $1,423,000 related to the acquisition of MSFSB are reflected in the unaudited pro forma amounts. The pro forma information does not necessarily reflect the results of operations that would have occurred had MSFSB merged with PeoplesBank at the beginning of 2014. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, cost savings, or other factors.

(in thousands, except per share data)	Pro forma for the year ended December 31, 2014
Net interest income	$44,598
Noninterest income	8,246
Net income available to common shareholders	10,972

Pro forma earnings per share:
Basic	$1.96
Diluted	$1.92

Note 3-Securities

A summary of securities available-for-sale at March 31, 2015 and December 31, 2014 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof and investments in the obligations of states and municipalities. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At March 31, 2015, the fair value of the municipal bond portfolio was concentrated in the states of Pennsylvania at 46 percent and Texas at 16 percent.

	Amortized Cost	Gross Unrealized		Fair Value
(dollars in thousands)		Gains	Losses
March 31, 2015
Debt securities:
U.S. agency	$19,229	$23	$(28)	$19,224
U.S. agency mortgage-backed, residential	126,043	3,048	(8)	129,083
State and municipal	69,141	1,469	(22)	70,588
Total debt securities	$214,413	$4,540	$(58)	$218,895
December 31, 2014
Debt securities:
U.S. agency	$17,811	$193	$(97)	$17,907
U.S. agency mortgage-backed, residential	122,443	2,373	(1)	124,815
State and municipal	68,879	1,610	(37)	70,452
Total debt securities	$209,133	$4,176	$(135)	$213,174

The amortized cost and estimated fair value of debt securities at March 31, 2015 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$14,561	$14,684
Due after one year through five years	140,903	144,234
Due after five years through ten years	53,327	54,208
Due after ten years	5,622	5,769
Total debt securities	$214,413	$218,895

Gross realized gains and losses on sales of securities available-for-sale are shown below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Three months ended March 31,
(dollars in thousands)	2015	2014
Realized gains	$371	$0
Realized losses	0	0
Net gains	$371	$0

Securities, issued by agencies of the federal government, with a carrying value of $150,595,000 and $174,834,000 on March 31, 2015 and December 31, 2014, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014.

	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015
Debt securities:
U.S. agency	$3,467	$(4)	$5,059	$(24)	$8,526	$(28)
U.S. agency mortgage-backed, residential	3,292	(8)	0	0	3,292	(8)
State and municipal	5,318	(7)	1,686	(15)	7,004	(22)
Total temporarily impaired debt securities, available-for-sale	$12,077	$(19)	$6,745	$(39)	$18,822	$(58)
December 31, 2014
Debt securities:
U.S. agency	$5,999	$(27)	$5,019	$(70)	$11,018	$(97)
U.S. agency mortgage-backed, residential	2,054	(1)	0	0	2,054	(1)
State and municipal	6,379	(18)	1,686	(19)	8,065	(37)
Total temporarily impaired debt securities, available-for-sale	$14,432	$(46)	$6,705	$(89)	$21,137	$(135)

The unrealized losses of $19,000 at March 31, 2015 within the less than 12 months category were attributable to one U.S. agency security, one U.S. agency mortgage-backed security, and eight state and municipal securities. The unrealized losses of $39,000 within the 12 months or more category were attributable to two U.S. agency securities and four state and municipal securities. All of the securities with unrealized losses have been evaluated and determined to be investment grade.

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

The Corporation believes that unrealized losses at March 31, 2015 were primarily the result of changes in market interest rates and that it has the ability to hold these investments for a time necessary to recover the amortized cost. Through March 31, 2015 the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

Note 4—Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of March 31, 2015 and December 31, 2014, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (FHLBP) and, to a lesser degree, Atlantic Community Bankers Bank (ACBB). Under the FHLBP’s Capital Plan, PeoplesBank is required to maintain a minimum member stock investment, as a condition of becoming and remaining a member and as a condition of obtaining borrowings from the FHLBP. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the periods ended March 31, 2015 and 2014. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended March 31, 2015 and 2014.

Note 5—Loans

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at March 31, 2015 and December 31, 2014. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance. Those industries representing the largest dollar investment and most risk are listed separately. The “Other” commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

(dollars in thousands)	March 31, 2015	% Total Loans	December 31, 2014	% Total Loans
Builder & developer	$126,637	12.4	$114,695	12.5
Commercial real estate investor	161,635	15.8	144,206	15.7
Residential real estate investor	111,497	10.9	97,562	10.6
Hotel/Motel	81,441	8.0	79,412	8.6
Wholesale & retail	77,455	7.6	75,063	8.2
Manufacturing	33,095	3.2	34,162	3.7
Agriculture	43,849	4.3	42,136	4.6
Other	193,577	19.0	186,086	20.2
Total commercial related loans	829,186	81.2	773,322	84.1
Residential mortgages	74,665	7.3	32,453	3.5
Home equity	83,629	8.2	82,256	8.9
Other	33,312	3.3	32,059	3.5
Total consumer related loans	191,606	18.8	146,768	15.9
Total loans	$1,020,792	100.0	$920,090	100.0

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

The Corporation uses ten risk ratings to grade loans. The first seven ratings, representing the lowest risk, are combined and given a “pass” rating. A pass rating is a satisfactory credit rating, which applies to a loan that is expected to perform in accordance with the loan agreement and has a low probability of loss. A loan rated “special mention” has a potential weakness which may, if not corrected, weaken the loan or inadequately protect the Corporation’s position at some future date. A loan rated “substandard” is inadequately protected by the current net worth or paying capacity of the borrower or of the collateral pledged. A substandard loan has a well-defined weakness or weaknesses that could jeopardize liquidation of the loan, which exposes the Corporation to loss if the deficiencies are not corrected. A loan classified “doubtful” has all the weaknesses inherent in one classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and value highly improbable and the possibility of loss extremely high. When circumstances indicate that collection of the loan is doubtful, the loan is risk rated “nonaccrual,” the accrual of interest income is discontinued, and any unpaid interest previously credited to income is reversed. The table below does not include the regulatory classification of “doubtful,” which is subsumed within the nonaccrual risk rating category, nor does it include the regulatory classification of “loss” because the Corporation promptly charges off known loan losses.

The table below presents a summary of loan risk ratings by loan class at March 31, 2015 and December 31, 2014.

(dollars in thousands)	Pass	Special Mention	Substandard	Nonaccrual	Total
March 31, 2015
Builder & developer	$114,216	$6,412	$3,902	$2,107	$126,637
Commercial real estate investor	151,384	4,102	3,866	2,283	161,635
Residential real estate investor	105,067	4,424	894	1,112	111,497
Hotel/Motel	80,932	0	0	509	81,441
Wholesale & retail	68,854	8,481	0	120	77,455
Manufacturing	28,438	4,008	649	0	33,095
Agriculture	40,581	2,844	424	0	43,849
Other	190,679	1,273	846	779	193,577
Total commercial related loans	780,151	31,544	10,581	6,910	829,186
Residential mortgage	74,461	0	0	204	74,665
Home equity	82,923	565	0	141	83,629
Other	32,802	122	120	268	33,312
Total consumer related loans	190,186	687	120	613	191,606
Total loans	$970,337	$32,231	$10,701	$7,523	$1,020,792

December 31, 2014
Builder & developer	$102,109	$6,613	$3,861	$2,112	$114,695
Commercial real estate investor	133,923	3,733	3,377	3,173	144,206
Residential real estate investor	91,765	4,059	266	1,472	97,562
Hotel/Motel	78,892	0	0	520	79,412
Wholesale & retail	66,415	8,526	0	122	75,063
Manufacturing	29,528	3,979	655	0	34,162
Agriculture	39,025	2,679	432	0	42,136
Other	183,556	1,083	840	607	186,086
Total commercial related loans	725,213	30,672	9,431	8,006	773,322
Residential mortgage	32,307	0	28	118	32,453
Home equity	81,581	566	0	109	82,256
Other	31,586	80	0	393	32,059
Total consumer related loans	145,474	646	28	620	146,768
Total loans	$870,687	$31,318	$9,459	$8,626	$920,090

Impaired Loans

The table below presents a summary of impaired loans at March 31, 2015 and December 31, 2014. Generally, impaired loans are loans risk rated substandard and nonaccrual or classified as troubled debt restructurings. An allowance is established for individual commercial loans where the Corporation has doubt as to full recovery of the outstanding principal balance. Typically, impaired consumer loans are partially or fully charged off obviating the need for a specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for charge-offs.

	With No Allowance		With A Related Allowance			Total
	Recorded	Unpaid	Recorded	Unpaid	Related	Recorded	Unpaid
(dollars in thousands)	Investment	Principal	Investment	Principal	Allowance	Investment	Principal
March 31, 2015
Builder & developer	$3,964	$4,100	$2,045	$2,045	$703	$6,009	$6,145
Commercial real estate investor	3,892	3,907	2,257	2,257	800	6,149	6,164
Residential real estate investor	1,369	1,740	637	637	113	2,006	2,377
Hotel/Motel	509	509	0	0	0	509	509
Wholesale & retail	390	390	0	0	0	390	390
Manufacturing	649	649	0	0	0	649	649
Agriculture	0	0	424	424	100	424	424
Other commercial	1,625	2,441	0	0	0	1,625	2,441
Total impaired commercial related loans	12,398	13,736	5,363	5,363	1,716	17,761	19,099
Residential mortgage	204	254	0	0	0	204	254
Home equity	141	181	0	0	0	141	181
Other consumer	388	407	0	0	0	388	407
Total impaired consumer related loans	733	842	0	0	0	733	842
Total impaired loans	$13,131	$14,578	$5,363	$5,363	$1,716	$18,494	$19,941

December 31, 2014
Builder & developer	$3,928	$3,928	$2,045	$2,045	$953	$5,973	$5,973
Commercial real estate investor	5,055	5,055	1,495	1,495	600	6,550	6,550
Residential real estate investor	785	785	953	953	559	1,738	1,738
Hotel/Motel	520	520	0	0	0	520	520
Wholesale & retail	394	394	0	0	0	394	394
Manufacturing	655	655	0	0	0	655	655
Agriculture	0	0	432	432	100	432	432
Other commercial	973	973	474	474	300	1,447	1,447
Total impaired commercial related loans	12,310	12,310	5,399	5,399	2,512	17,709	17,709
Residential mortgage	146	172	0	0	0	146	172
Home equity	109	109	0	0	0	109	109
Other consumer	393	393	0	0	0	393	393
Total impaired consumer related loans	648	674	0	0	0	648	674
Total impaired loans	$12,958	$12,984	$5,399	$5,399	$2,512	$18,357	$18,383

The table below presents a summary of average impaired loans and related interest income that was included in net income for the three months ended March 31, 2015 and 2014.

	With No Related Allowance			With A Related Allowance			Total
	Average	Total	Cash Basis	Average	Total	Cash Basis	Average	Total	Cash Basis
	Recorded	Interest	Interest	Recorded	Interest	Interest	Recorded	Interest	Interest
(dollars in thousands)	Investment	Income	Income	Investment	Income	Income	Investment	Income	Income
Three months ended March 31, 2015
Builder & developer	$3,946	$60	$1	$2,045	$0	$0	$5,991	$60	$1
Commercial real estate investor	4,474	296	249	1,876	32	32	6,350	328	281
Residential real estate investor	1,077	16	0	795	(3)	0	1,872	13	0
Hotel/Motel	515	3	3	0	0	0	515	3	3
Wholesale & retail	392	5	2	0	0	0	392	5	2
Manufacturing	652	10	0	0	0	0	652	10	0
Agriculture	0	0	0	428	7	0	428	7	0
Other commercial	1,299	24	2	237	0	0	1,536	24	2
Total impaired commercial related loans	12,355	414	257	5,381	36	32	17,736	450	289
Residential mortgage	175	2	3	0	0	0	175	2	3
Home equity	125	0	0	0	0	0	125	0	0
Other consumer	390	6	4	0	0	0	390	6	4
Total impaired consumer related loans	690	8	7	0	0	0	690	8	7
Total impaired loans	$13,045	$422	$264	$5,381	$36	$32	$18,426	$458	$296

Three months ended March 31, 2014
Builder & developer	$4,146	$98	$16	$6,828	$7	$0	$10,974	$105	$16
Commercial real estate investor	7,837	76	27	0	0	0	7,837	76	27
Residential real estate investor	353	3	0	1,519	0	0	1,872	3	0
Hotel/Motel	315	5	0	0	0	0	315	5	0
Wholesale & retail	1,107	71	68	0	0	0	1,107	71	68
Manufacturing	670	11	0	0	0	0	670	11	0
Agriculture	0	0	0	450	8	0	450	8	0
Other commercial	1,253	24	21	262	0	0	1,515	24	21
Total impaired commercial related loans	15,681	288	132	9,059	15	0	24,740	303	132
Residential mortgage	149	2	2	0	0	0	149	2	2
Home equity	258	0	0	0	0	0	258	0	0
Other consumer	534	12	12	0	0	0	534	12	12
Total impaired consumer related loans	941	14	14	0	0	0	941	14	14
Total impaired loans	$16,622	$302	$146	$9,059	$15	$0	$25,681	$317	$146

Past Due and Nonaccrual

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule which shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at March 31, 2015 and December 31, 2014.

			≥ 90 Days
	30-59	60-89	Past Due		Total Past
	Days	Days	and		Due and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Loans
March 31, 2015
Builder & developer	$0	$0	$0	$2,107	$2,107	$124,530	$126,637
Commercial real estate investor	85	0	0	2,283	2,368	159,267	161,635
Residential real estate investor	0	0	0	1,112	1,112	110,385	111,497
Hotel/Motel	0	0	0	509	509	80,932	81,441
Wholesale & retail	162	0	0	120	282	77,173	77,455
Manufacturing	0	0	0	0	0	33,095	33,095
Agriculture	0	0	0	0	0	43,849	43,849
Other	138	0	0	779	917	192,660	193,577
Total commercial related loans	385	0	0	6,910	7,295	821,891	829,186
Residential mortgage	86	138	192	204	620	74,045	74,665
Home equity	248	0	0	141	389	83,240	83,629
Other	164	110	0	268	542	32,770	33,312
Total consumer related loans	498	248	192	613	1,551	190,055	191,606
Total loans	$883	$248	$192	$7,523	$8,846	$1,011,946	$1,020,792

December 31, 2014
Builder & developer	$106	$0	$0	$2,112	$2,218	$112,477	$114,695
Commercial real estate investor	0	0	0	3,173	3,173	141,033	144,206
Residential real estate investor	51	55	25	1,472	1,603	95,959	97,562
Hotel/Motel	0	0	0	520	520	78,892	79,412
Wholesale & retail	163	0	0	122	285	74,778	75,063
Manufacturing	0	0	0	0	0	34,162	34,162
Agriculture	432	0	0	0	432	41,704	42,136
Other	1,200	129	0	607	1,936	184,150	186,086
Total commercial related loans	1,952	184	25	8,006	10,167	763,155	773,322
Residential mortgage	0	0	29	118	147	32,306	32,453
Home equity	2,450	0	0	109	2,559	79,697	82,256
Other	94	80	0	393	567	31,492	32,059
Total consumer related loans	2,544	80	29	620	3,273	143,495	146,768
Total loans	$4,496	$264	$54	$8,626	$13,440	$906,650	$920,090

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

There were no loans whose terms have been modified under TDRs during the three months ended March 31, 2015 and 2014. There were no defaults during the three months ended March 31, 2015 for TDRs entered into during the previous 12 month period.

NOTE 6 – Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the three months ended March 31, 2015 and 2014.

	Allowance for Loan Losses
(dollars in thousands)	January 1, 2015 Balance	Charge-offs	Recoveries	Provision	March 31, 2015 Balance
Builder & developer	$2,236	$0	$0	$(113)	$2,123
Commercial real estate investor	2,204	0	0	407	2,611
Residential real estate investor	1,484	(489)	2	485	1,482
Hotel/Motel	671	0	0	17	688
Wholesale & retail	691	0	14	7	712
Manufacturing	201	0	0	(6)	195
Agriculture	329	0	0	9	338
Other commercial	1,554	(190)	0	56	1,420
Total commercial related loans	9,370	(679)	16	862	9,569
Residential mortgage	64	(28)	20	92	148
Home equity	176	(40)	0	67	203
Other consumer	216	(23)	7	(16)	184
Total consumer related loans	456	(91)	27	143	535
Unallocated	1,336	0	0	(5)	1,331
Total	$11,162	$(770)	$43	$1,000	$11,435

	Allowance for Loan Losses
(dollars in thousands)	January 1, 2014 Balance	Charge-offs	Recoveries	Provision	March 31, 2014 Balance
Builder & developer	$2,073	$0	$0	$122	$2,195
Commercial real estate investor	1,500	0	0	(12)	1,488
Residential real estate investor	1,482	(91)	0	39	1,430
Hotel/Motel	595	0	0	22	617
Wholesale & retail	637	(34)	18	18	639
Manufacturing	217	0	0	0	217
Agriculture	307	0	0	4	311
Other commercial	1,393	0	0	32	1,425
Total commercial related loans	8,204	(125)	18	225	8,322
Residential mortgage	65	0	3	(9)	59
Home equity	237	(40)	31	(72)	156
Other consumer	269	(125)	26	148	318
Total consumer related loans	571	(165)	60	67	533
Unallocated	1,200	0	0	258	1,458
Total	$9,975	$(290)	$78	$550	$10,313

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment at March 31, 2015 and 2014 and December 31, 2014.

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated For	Evaluated For		Evaluated For	Evaluated For
(dollars in thousands)	Impairment	Impairment	Balance	Impairment	Impairment	Balance
March 31, 2015
Builder & developer	$703	$1,420	$2,123	$6,009	$120,628	$126,637
Commercial real estate investor	800	1,811	2,611	6,149	155,486	161,635
Residential real estate investor	113	1,369	1,482	2,006	109,491	111,497
Hotel/Motel	0	688	688	509	80,932	81,441
Wholesale & retail	0	712	712	390	77,065	77,455
Manufacturing	0	195	195	649	32,446	33,095
Agriculture	100	238	338	424	43,425	43,849
Other commercial	0	1,420	1,420	1,625	191,952	193,577
Total commercial related	1,716	7,853	9,569	17,761	811,425	829,186
Residential mortgage	0	148	148	204	74,461	74,665
Home equity	0	203	203	141	83,488	83,629
Other consumer	0	184	184	388	32,924	33,312
Total consumer related	0	535	535	733	190,873	191,606
Unallocated	0	1,331	1,331	-	-	-
Total	$1,716	$9,719	$11,435	$18,494	$1,002,298	$1,020,792

December 31, 2014
Builder & developer	$953	$1,283	$2,236	$5,973	$108,722	$114,695
Commercial real estate investor	600	1,604	2,204	6,550	137,656	144,206
Residential real estate investor	559	925	1,484	1,738	95,824	97,562
Hotel/Motel	0	671	671	520	78,892	79,412
Wholesale & retail	0	691	691	394	74,669	75,063
Manufacturing	0	201	201	655	33,507	34,162
Agriculture	100	229	329	432	41,704	42,136
Other commercial	300	1,254	1,554	1,447	184,639	186,086
Total commercial related	2,512	6,858	9,370	17,709	755,613	773,322
Residential mortgage	0	64	64	146	32,307	32,453
Home equity	0	176	176	109	82,147	82,256
Other consumer	0	216	216	393	31,666	32,059
Total consumer related	0	456	456	648	146,120	146,768
Unallocated	0	1,336	1,336	-	-	-
Total	$2,512	$8,650	$11,162	$18,357	$901,733	$920,090

March 31, 2014
Builder & developer	$953	$1,242	$2,195	$10,354	$96,290	$106,644
Commercial real estate investor	0	1,488	1,488	7,815	132,412	140,227
Residential real estate investor	500	930	1,430	1,759	81,216	82,975
Hotel/Motel	0	617	617	630	72,581	73,211
Wholesale & retail	0	639	639	810	72,446	73,256
Manufacturing	0	217	217	669	36,078	36,747
Agriculture	100	211	311	448	38,419	38,867
Other commercial	120	1,305	1,425	1,207	171,863	173,070
Total commercial related	1,673	6,649	8,322	23,692	701,305	724,997
Residential mortgage	0	59	59	149	29,893	30,042
Home equity	0	156	156	285	79,723	80,008
Other consumer	0	318	318	475	36,410	36,885
Total consumer related	0	533	533	909	146,026	146,935
Unallocated	0	1,458	1,458	-	-	-
Total	$1,673	$8,640	$10,313	$24,601	$847,331	$871,932

Note 7—Deposits

The composition of deposits as of March 31, 2015 and December 31, 2014 is shown below.

(dollars in thousands)	March 31, 2015	December 31, 2014
Noninterest bearing demand	$134,620	$121,673
NOW	99,939	90,158
Money market	323,244	313,932
Savings	67,671	43,098
Time deposits less than $100,000	259,608	222,237
Time deposits $100,000 or more	189,049	163,875
Total deposits	$1,074,131	$954,973

Note 8—Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. At March 31, 2015, the balance of securities sold under agreements to repurchase was $29,161,000 compared to $42,184,000 at December 31, 2014. There were no other short-term borrowings at March 31, 2015 and December 31, 2014.

The following table presents a summary of long-term debt as of March 31, 2015 and December 31, 2014.

(dollars in thousands)	March 31, 2015	December 31, 2014
PeoplesBank’s obligations:
Federal Home Loan Bank of Pittsburgh (FHLBP)
Due July 2015, 1.90%	$5,000	$5,000
Due July 2016, 2.35%	5,000	5,000
Due September 2016, 1.18%	10,000	10,000
Due October 2016, 1.06%	10,000	10,000
Due October 2016, 1.10%	10,000	10,000
Due April 2017, 0.97%	10,000	10,000
Due November 2017, 1.19%	5,000	5,000
Due March 2018, 1.17%	10,000	10,000
Due June 2018, 1.87%	5,000	5,000
Due November 2018, 1.62%	5,000	5,000
Due June 2019, 2.10%	5,000	5,000
Total FHLBP	80,000	80,000
Capital lease obligation	73	96
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 2.29%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 1.79% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Total long-term debt	$90,383	$90,406

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

On July 2, 2013, the Board of Governors of the Federal Reserve System finalized its rule implementing the Basel III regulatory capital framework, which the FDIC adopted on July 9, 2013. Under the rule, minimum requirements increased both the quantity and quality of capital held by banking organizations. Consistent with the Basel III framework, the rule included a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5 percent, and a common equity Tier 1 conservation buffer of 2.5 percent of risk-weighted assets, that applies to all supervised financial institutions, which is to be phased in over a four year period beginning January 1, 2016, with the full 2.5 percent required as of January 1, 2019. The rule also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4 percent to 6 percent, and includes a minimum leverage ratio of 4 percent for all banking organizations. The new rule also increased the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors. The rule for smaller, less complex institutions, including the Corporation, took effect January 1, 2015.

Management believes that Codorus Valley and PeoplesBank were well capitalized on March 31, 2015 based on regulatory capital guidelines. The table below provides a comparison of the Corporation’s and PeoplesBank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirement for the periods indicated.

	Actual		Minimum for Capital Adequacy		Well Capitalized Minimum*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at March 31, 2015
Capital ratios:
Common equity Tier 1	$103,266	9.96%	$46,659	4.50%	n/a	n/a
Tier 1 risk based	125,266	12.08	62,213	6.00	n/a	n/a
Total risk based	136,701	13.18	82,950	8.00	n/a	n/a
Leverage	125,266	9.64	51,951	4.00	n/a	n/a

at December 31, 2014
Capital ratios:
Tier 1 risk based	$125,773	13.24%	$37,991	4.00%	n/a	n/a
Total risk based	136,935	14.42	75,982	8.00	n/a	n/a
Leverage	125,773	10.32	48,759	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at March 31, 2015
Capital ratios:
Common equity Tier 1	$121,716	11.78%	$46,511	4.50%	$67,183	6.50%
Tier 1 risk based	121,716	11.78	62,015	6.00	82,686	8.00
Total risk based	133,151	12.88	82,686	8.00	103,358	10.00
Leverage	121,716	9.40	51,818	4.00	64,773	5.00

at December 31, 2014
Capital ratios:
Tier 1 risk based	$121,634	12.85%	$37,863	4.00%	$56,795	6.00%
Total risk based	132,796	14.03	75,727	8.00	94,658	10.00
Leverage	121,634	10.01	48,615	4.00	60,768	5.00

*To be well capitalized under prompt corrective action provisions prior to January 1, 2015; and the new Basel III requirements after January 1, 2015.

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

The Corporation raised net proceeds of approximately $12,500,000 resulting from the gross amount of the private placement transaction of $13,000,000, less related issuance costs of approximately $500,000. On May 30, 2014, the Corporation used the net proceeds from the private placement, and additional cash, to redeem $13,000,000 of the $25,000,000 in outstanding shares of the Corporation’s preferred stock held by the United States Department of the Treasury.

Preferred Stock Issued under the US Treasury’s Small Business Lending Fund Program

The U.S. Department of the Treasury (“Treasury”) has a capital investment in the Corporation pursuant to the Corporation’s participation in the Treasury’s Small Business Lending Funding Program (“SBLF Program”). In August 2011, the Corporation sold to the Treasury, for an aggregate purchase price of $25,000,000, 25,000 shares of non-cumulative, perpetual preferred stock, Series B, $1,000 liquidation value, $2.50 par value. On May 30, 2014, the Corporation redeemed 13,000 of the 25,000 outstanding shares of the Corporation’s preferred stock that had been issued to the Treasury, leaving 12,000 outstanding shares representing $12,000,000 of preferred stock outstanding as of March 31, 2015. The May 30, 2014 preferred stock redemption was funded primarily with the funds the Corporation raised in the March 26, 2014 private placement of its common stock.

The annualized dividend rate on the preferred stock issued under the SBLF Program was 1 percent for the three months ended March 31, 2015 and 2014. Based on the increase in the qualified small business lending portfolio balance over the baseline level at September 30, 2013, the dividend rate will remain at 1 percent through February 18, 2016. Thereafter, under the terms of the Series B preferred stock, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%). Additional information about the Series B preferred stock is disclosed in Note 10—Shareholders’ Equity in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

Common Stock Dividend

Periodically, the Corporation distributes stock dividends on its common stock. The Corporation distributed a 5 percent stock dividend on December 9, 2014 which resulted in the issuance of 275,900 additional common shares.

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

Note 12—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $16,808,000 of standby letters of credit outstanding on March 31, 2015, compared to $19,651,000 on December 31, 2014. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of March 31, 2015 and December 31, 2014, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

		Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
(dollars in thousands)	Total	Identical Assets	Inputs	Inputs
March 31, 2015
Securities available-for-sale:
U.S. agency	$19,224	$0	$19,224	$0
U.S. agency mortgage-backed, residential	129,083	0	129,083	0
State and municipal	70,588	0	70,588	0

December 31, 2014
Securities available-for-sale:
U.S. agency	$17,907	$0	$17,907	$0
U.S. agency mortgage-backed, residential	124,815	0	124,815	0
State and municipal	70,452	0	70,452	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans
Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At March 31, 2015, the fair value of impaired loans with a valuation allowance or charge-off was $4,598,000, which is net of valuation allowances of $1,716,000 and charge-offs of $627,000. At December 31, 2014 the fair value of impaired loans with a valuation allowance or charge-off was $3,058,000, which is net of valuation allowances of $2,512,000 and charge-offs of $26,000.

Foreclosed Real Estate
Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. At March 31, 2015, the fair value of foreclosed real estate with a valuation allowance or charge-off was $1,157,000, which is net of valuation allowances of $1,668,000 and charge-offs of $59,000. At December 31, 2014, the carrying value of foreclosed real estate with a valuation allowance or charge-off was $1,198,000, which is net of valuation allowances of $1,687,000 and no charge-offs.

		Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
(dollars in thousands)	Total	Identical Assets	Observable Inputs	Inputs
March 31, 2015
Impaired loans	$4,598	$0	$0	$4,598
Foreclosed real estate	1,157	0	0	1,157

December 31, 2014
Impaired loans	$3,058	$0	$0	$3,058
Foreclosed real estate	1,198	0	0	1,198

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation		Unobservable			Weighted
(dollars in thousands)	Estimate	Techniques		Input		Range	Average
March 31, 2015
Impaired loans	$4,598	Appraisal	(1)	Appraisal adjustments	(2)	15% - 25%	19%
Foreclosed real estate	1,157	Appraisal	(1)	Appraisal adjustments	(2)	15% - 70%	66%

December 31, 2014
Impaired loans	$3,058	Appraisal	(1)	Appraisal adjustments	(2)	13% - 25%	16%
Foreclosed real estate	1,198	Appraisal	(1)	Appraisal adjustments	(2)	15% - 68%	64%

(1)	Fair value is generally determined through independent appraisals, which generally include various level 3 inputs that are not identifiable.

(2)	Appraisals may be adjusted downward by the Corporation’s management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Disclosures about Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of the Corporation’s financial instruments as of March 31, 2015 and December 31, 2014:

Cash and cash equivalents
The carrying amount is a reasonable estimate of fair value.

Securities available for sale
The fair value of securities available for sale is determined in accordance with the methods described under FASB ASC Topic 820 as described above.

Restricted investment in bank stocks
The carrying amount of restricted investment in bank stocks is a reasonable estimate of fair value. The Corporation is required to maintain minimum investment balances in these stocks. These stocks are not actively traded and, therefore, have no readily determinable market value.

Loans held for sale
The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted prices exist, the fair value of a loan is determined using quoted prices for a similar loan or loans, adjusted for the specific attributes of that loan.

Loans, net
The fair value of loans, excluding all impaired loans, is estimated using discounted cash flow analyses using the current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans were first segregated by type such as commercial, real estate, and consumer, and were further segmented into fixed and variable rate. Projected future cash flows are calculated based on contractual maturity or call dates. For variable rate loans that reprice frequently and have no significant change in credit risk, fair value is based on carrying value.

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

Long-term debt
Long-term debt includes FHLBP advances (Level 2) and junior subordinated debt (Level 3). The fair value of FHLBP advances is estimated using discounted cash flow analysis, based on quoted prices for new FHLBP advances with similar credit risk characteristics, terms and remaining maturity. These prices are obtained from this active market and represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party. The fair value of junior subordinated debt is estimated using discounted cash flow analysis, based on market rates and spread characteristics of similar debt with similar credit risk characteristics, terms and remaining maturity.

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

The following presents the carrying amounts and estimated fair values of the Corporation’s financial instruments as of March 31, 2015 and December 31, 2014.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices	Significant	Significant
			in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
(dollars in thousands)	Amount	Fair Value	Identical Assets	Inputs	Inputs
March 31, 2015
Financial assets
Cash and cash equivalents	$26,822	$26,822	$26,822	$0	$0
Securities available-for-sale	218,895	218,895	$0	218,895	0
Restricted investment in bank stocks	3,799	3,799	0	3,799	0
Loans held for sale	1,400	1,433	0	1,433	0
Loans, net	1,009,357	1,026,379	0	0	1,026,379
Interest receivable	3,729	3,729	0	3,729	0

Financial liabilities
Deposits	$1,074,131	$1,075,540	$0	$1,075,540	$0
Short-term borrowings	29,161	29,161	0	29,161	0
Long-term debt	90,383	88,628	0	80,643	7,985
Interest payable	486	486	0	486	0

Off-balance sheet instruments	0	0	0	0	0

December 31, 2014
Financial assets
Cash and cash equivalents	$31,094	$31,094	$31,094	$0	$0
Securities available-for-sale	213,174	213,174	0	213,174	0
Restricted investment in bank stocks	3,799	3,799	0	3,799	0
Loans held for sale	464	475	0	475	0
Loans, net	908,928	924,930	0	0	924,930
Interest receivable	3,702	3,702	0	3,702	0

Financial liabilities
Deposits	$954,973	$955,581	$0	$955,581	$0
Short-term borrowings	42,184	42,184	0	42,184	0
Long-term debt	90,406	88,120	0	80,367	7,753
Interest payable	477	477	0	477	0

Off-balance sheet instruments	0	0	0	0	0

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

			Gross	Net Amounts
		Gross	Amounts	of Liabilities	Gross amounts Not Offset in
		Amounts of	Offset in the	Presented in	the Statements of Condition
		Recognized	Statements of	the Statements	Financial	Cash Collateral	Net
(dollars in thousands)		Liabilities	Condition	of Condition	Instruments	Pledged	Amount
March 31, 2015
Repurchase Agreements	(1)	$29,161	$0	$29,161	$(29,161)	$0	$0

December 31, 2014
Repurchase Agreements	(1)	$42,184	$0	$42,184	$(42,184)	$0	$0

(1)	As of March 31, 2015 and December 31, 2014, the fair value of securities pledged in connection with repurchase agreements was $41,644,000 and $60,872,000, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Note that many factors, some of which are discussed elsewhere in this report and in the documents that are incorporated by reference, could affect the future financial results of the Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this Form 10-Q. These factors include, but are not limited to, the following:

●	Operating, legal and regulatory risks;
●	Credit risk, including an increase in nonperforming assets requiring loss provisions and the incurrence of carrying costs related to nonperforming assets;
●	Interest rate fluctuations which could increase our cost of funds or decrease our yield on earning assets and therefore reduce our net interest income;
●	Other-than-temporary declines in the market value of investment securities;
●	Unavailability of capital when needed, or availability at less than favorable terms;
●
Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, which may adversely affect the Corporation’s operations, net income or reputation;

●	Inability to achieve merger-related synergies, and difficulties in integrating the business and operations of acquired institutions;
●	A prolonged economic downturn;
●	Political and competitive forces affecting banking, securities, asset management and credit services businesses;
●	The effects of and changes in the rate of FDIC premiums, including special assessments;
●	Future legislative or administrative changes to U.S. governmental capital programs;
●	Enacted financial reform legislation, e.g., Dodd-Frank Wall Street Reform and Consumer Protection Act, which may have a significant impact on the Corporation’s business and operating results; and
●	The risk that management’s analysis of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Critical Accounting Policies

The Corporation’s critical accounting policies, as summarized in Note 1—Summary of Significant Accounting Policies, include those related to the allowance for loan losses, valuation of foreclosed real estate, evaluation of other-than-temporary impairment of securities, and determination of acquisition-related goodwill and fair value adjustments, which require management to make significant judgments, estimates and assumptions that have a material impact on the carrying value of the respective assets and liabilities. For this Form 10-Q, there were no material changes made to the Corporation’s critical accounting policies, which are more fully disclosed in Item 7 of the Corporation’s previously filed Annual Report on Form 10-K for the year ended December 31, 2014.

Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014

Financial Highlights

The Corporation’s net income available to common shareholders (earnings) was $2,404,000 for the quarter ended March 31, 2015, compared to $2,941,000 for the quarter ended March 31, 2014, a decrease of $537,000 or 18 percent.

●
The decrease in earnings resulted primarily from additional noninterest expenses in the first quarter of 2015 related to the Corporation’s acquisition of Madison Bancorp, Inc. on January 16, 2015. Nonrecurring merger-specific costs in the first quarter of 2015 totaled $425,000 and included expenses for systems and data conversion, severance payments, and legal activities. Also, the four Maryland financial centers acquired from Madison added over 20 new employees, which significantly contributed to the $944,000 increase in personnel expenses. The increase in personnel expenses was also impacted by the addition of new employees for the two recently opened financial centers in Shrewsbury, PA and Camp Hill, PA. The $369,000 increase in occupancy, furniture and equipment costs was due primarily to the addition of six financial centers since the first quarter of 2014.

●
Net interest income for the first quarter of 2015 increased $1,257,000 or 12 percent compared to the first quarter of 2014, principally due to the interest earning assets acquired in the Madison transaction, which were mostly residential mortgages, and an increase in the volume of commercial loans from core business growth.

●
The Corporation’s net interest margin (tax-equivalent basis) for the first quarter of 2015 was 3.93 percent, compared to 3.97 percent for the first quarter of 2014. PeoplesBank continues to have success in growing low-cost core deposits, while maintaining reasonable loan yields in a highly competitive low interest rate environment.

●
The provision for loan losses for the first quarter of 2015 was $1,000,000 as compared to a provision of $550,000 for the first quarter of 2014. The provision was provided to support growth in the loan portfolio and maintain the adequacy of the allowance for loan losses. Despite the increased provision for the first quarter of 2015, the allowance as a percentage of total loans decreased to 1.12 percent as of March 31, 2015 as compared to 1.21 percent at December 31, 2014 and 1.18 percent at March 31, 2014. The impact of the increased provision on the allowance for loan losses was partially offset by charge-offs recorded in the first quarter of 2015 as a result of confirmed losses on two impaired commercial credits. Also, no allowance for loan losses was added relative to the $77,000,000 of loans acquired from Madison in January 2015 as such loans were recorded on the Corporation’s balance sheet at fair value in accordance with acquisition accounting principles.

●
Due to continued collection and legal workout efforts, the Corporation’s nonperforming asset ratio was 0.99% as of March 31, 2015, reflecting a favorable year-over-year decrease when compared to the 1.98% nonperforming asset ratio as of March 31, 2014.

●
Noninterest income for the first quarter of 2015 increased $627,000 or 36 percent compared to the first quarter of 2014. The increase reflects growth in wealth management income from continued growth in trust assets under management, and sales of non-deposit investment products. Gains on mortgages sold also increased, as did service fee income on deposit accounts. The Corporation also realized gains on the sales of two investment securities in the first quarter of 2015.

●
The provision for income taxes for the first quarter of 2015 increased to $1,012,000 as compared to $950,000 for the first quarter of 2014. Despite having less pre-tax income for the first three months of 2015, the Corporation’s income earned on tax-exempt loan and investment assets decreased to $900,000 in the first quarter of 2015 as compared to $1,015,000 for the first quarter of 2014, resulting in a decrease of the related tax benefit. Also, certain merger-related expenses incurred by the Corporation in the first quarter of 2015 are expected to be nondeductible for federal tax purposes.

On March 31, 2015, the Corporation’s total assets were over $1.3 billion, representing a 9 percent increase compared to December 31, 2014. Asset growth for the quarter primarily was attributable to the Madison Bancorp acquisition, which added approximately $134,000,000 of assets to Codorus Valley, as well as $121,000,000 of deposits.

The Corporation’s capital level remained sound as evidenced by regulatory capital ratios that exceed current regulatory requirements for well capitalized institutions. As of March 31, 2015, the Corporation’s capital calculations and ratios reflect the implementation of the Basel III regulatory capital framework, which became effective on January 1, 2015.

The schedule below presents selected performance metrics for the first quarter of both 2015 and 2014. The 2014 per share computations include the effect of the 5 percent common stock dividend declared and distributed in the fourth quarter of 2014.

	Three months ended March 31,
	2015	2014
Basic earnings per common share	$0.41	$0.58
Diluted earnings per common share	$0.41	$0.56
Cash dividend payout ratio	30.32%	19.61%
Return on average assets	0.75%	1.04%
Return on average equity	8.18%	10.82%
Net interest margin (tax equivalent basis)	3.93%	3.97%
Net overhead ratio	2.33%	2.05%
Efficiency ratio	68.19%	60.74%
Average equity to average assets	9.13%	9.59%

A more detailed analysis of the factors and trends affecting the Corporation’s earnings and financial position follows.

Income Statement Analysis

Net Interest Income

Net interest income for the quarter ending March 31, 2015 was $11,678,000, an increase of $1,257,000 or 12 percent compared to net interest income of $10,421,000 for the first quarter of 2014. The increase was due primarily to higher interest income from an increase in the average volume of interest earning assets, including those acquired from Madison in the first quarter of 2015. The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets for the quarter, was 3.93 percent for the first quarter of 2015, which was comparable to 3.97 percent for the same period in 2014.

Interest income for the first quarter of 2015 totaled $13,686,000, an increase of $1,273,000 or 10 percent above the first quarter of 2014. The increase was attributable primarily to the interest earning assets acquired in the Madison transaction, including $77,000,000 of loans (the majority of which were residential mortgages). The Corporation also experienced an increase in commercial loans from core business growth. Interest earning assets averaged $1.23 billion and yielded 4.59 percent (tax equivalent basis) for the first quarter of 2015, compared to $1.10 billion and 4.70 percent, respectively, for the first quarter of 2014. While the volume of earning assets increased, its effect on interest income was slightly muted by lower loan yields, a reflection of competitive loan pricing in the continuing low interest rate environment.

The average balance of investment securities was $212,000,000 for the first quarter of 2015, a decrease of $15,000,000 or 7 percent compared to the average balance of $227,000,000 for the same period in 2014. The decrease related to net investment maturities, and the sale of two securities, in the first quarter, to provide funds for loan growth and acquisition-related costs and funding requirements. The Corporation acquired $1,396,000 of investment securities from Madison Bancorp. The majority of Madison’s portfolio was sold prior to the January 16, 2015 acquisition date.

Interest expense for the first quarter of 2015 totaled $2,008,000, a slight increase of $16,000 or less than 1 percent above interest expense of $1,992,000 for the first quarter of 2014. A decrease in the overall cost of deposits was more than offset by additional interest expense from an increase in the average volume of borrowings outstanding.

Average interest-bearing deposits for the first quarter of 2015 totaled $922,000,000, an increase of $95,000,000 or 11 percent compared to the first quarter of 2014. This increase was primarily due to $80,000,000 of time deposits and $24,000,000 of savings deposits from the Madison Bancorp acquisition in January 2015. Decreases in the rate of interest paid on deposits in the low-interest rate environment more than offset the additional interest expense attributable to this increase in the volume of deposits. The average rate paid on interest-bearing deposits in the first quarter of 2015 was 0.72 percent, a decrease from the average rate of 0.82 percent paid on deposits during the first quarter of 2014. Also, the Corporation experienced a favorable increase in the volume of noninterest-bearing deposits, with the average volume for the first quarter of 2015 increasing to $128,000,000 as compared to $105,000,000 for the same period in 2014.

Long-term debt averaged $90,000,000 for the first quarter of 2015, compared to a $77,000,000 average for the first quarter of 2014. The increase in long-term debt was comprised of advances from the Federal Home Loan Bank of Pittsburgh. These advances were low rate borrowings with intermediate term bullet maturities that supplement deposit funding and provide a hedge against rising market interest rates. The cost of these long-term borrowings averaged 1.47 percent for the first quarter of 2015, a slight decrease as compared to a rate of 1.50 percent for the first quarter of 2014.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended March 31,
		2015			2014
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Interest bearing deposits with banks	$29,988	$19	0.26%	$4,647	$3	0.24%
Investment securities:
Taxable	146,127	938	2.60	144,508	869	2.44
Tax-exempt	65,709	630	3.89	82,508	806	3.96
Total investment securities	211,836	1,568	3.00	227,016	1,675	2.99

Loans:
Taxable (1)	971,494	12,126	5.06	850,321	10,860	5.18
Tax-exempt	22,211	270	4.93	16,773	209	5.05
Total loans	993,705	12,396	5.06	867,094	11,069	5.18
Total earning assets	1,235,529	13,983	4.59	1,098,757	12,747	4.70
Other assets (2)	68,721			57,974
Total assets	$1,304,250			$1,156,731
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$415,620	$332	0.32%	$389,494	$367	0.38%
Savings	62,670	15	0.10	39,704	25	0.26
Time	443,717	1,293	1.18	398,163	1,279	1.30
Total interest bearing deposits	922,007	1,640	0.72	827,361	1,671	0.82
Short-term borrowings	35,252	41	0.47	28,274	36	0.52
Long-term debt	90,397	327	1.47	76,817	285	1.50
Total interest bearing liabilities	1,047,656	2,008	0.78	932,452	1,992	0.87

Noninterest bearing deposits	128,255			105,458
Other liabilities	9,300			7,836
Shareholders’ equity	119,039			110,985

Total liabilities and shareholders’ equity	$1,304,250			$1,156,731
Net interest income (tax equivalent basis)		$11,975			$10,755
Net interest margin (3)			3.93%			3.97%
Tax equivalent adjustment		(297)			(334)
Net interest income		$11,678			$10,421

(1)	Average balance includes average nonaccrual loans of $9,168,000 for 2015 and $14,069,000 for 2014.
Interest includes net loan fees of $509,000 for 2015 and $458,000 for 2014.
(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.
(3)	Net interest income (tax equivalent basis) annualized as a percentage of average interest earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended March 31, 2015 vs. 2014
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$15	$1	$16
Investment securities:
Taxable	4	65	69
Tax-exempt	(164)	(12)	(176)
Loans:
Taxable	1,647	(381)	1,266
Tax-exempt	68	(7)	61
Total interest income	1,570	(334)	1,236
Interest Expense
Deposits:
Interest bearing demand	22	(57)	(35)
Savings	14	(24)	(10)
Time	146	(132)	14
Short-term borrowings	12	(7)	5
Long-term debt	48	(6)	42
Total interest expense	242	(226)	16
Net interest income	$1,328	$(108)	$1,220

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

The provision for loan losses is an expense charged to earnings to cover the estimated losses attributable to uncollected loans. The provision reflects management’s judgment of an appropriate level for the allowance for loan losses. For the first quarter of 2015, the provision for loan losses was $1,000,000 as compared to a provision of $550,000 for the first quarter of 2014. The provision was provided to support growth in the loan portfolio and maintain the adequacy of the allowance for loan losses. Despite the increased provision for the first quarter of 2015, the allowance as a percentage of total loans decreased to 1.12 percent as of March 31, 2015 as compared to 1.21 percent at December 31, 2014 and 1.18 percent at March 31, 2014. The impact of the increased provision for the first quarter of 2015 was partially offset by charge-offs recorded in the same quarter as a result of confirmed losses of $562,000 on two impaired commercial credits. Also, no allowance for loan losses was added relative to the $77,000,000 of loans acquired from Madison in January 2015 as such loans were recorded on the Corporation’s balance sheet at fair value in accordance with acquisition accounting principles.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 51.

Noninterest Income

The following table presents the components of total noninterest income for the first quarter of 2015, compared to the first quarter of 2014.

Table 3 - Noninterest income

	Three months ended March 31,		Change Increase (Decrease)
(dollars in thousands)	2015	2014	$	%

Trust and investment services fees	$601	$527	$74	14%
Income from mutual fund, annuity and insurance sales	156	133	23	17
Service charges on deposit accounts	757	678	79	12
Income from bank owned life insurance	171	173	(2)	(1)
Other income	150	139	11	8
Net gain on sales of loans held for sale	151	80	71	89
Gain on sales of securities	371	0	371	nm *
Total noninterest income	$2,357	$1,730	$627	36%

*nm – not meaningful

The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The $74,000 or 14 percent increase in trust and investment services fees was due primarily to an increase in the volume of assets under management from both growth in traditional trust business and appreciation in the market value of managed accounts, as well as rate increases in certain wealth management fees.

Income from mutual fund, annuity and insurance sales—The $23,000 or 17 percent increase in income from the sale of mutual fund, annuity and insurance products by Codorus Valley Financial Advisors, Inc. (“CVFA”), a subsidiary of PeoplesBank, was primarily a result of increases in sales volume and non-deposit investment assets managed for the first quarter of 2015.

Service charges on deposit accounts—The $79,000 or 12 percent increase in service charge income on deposit accounts was due to an increase in the volume of demand deposit accounts subject to fees, including those added from the Madison acquisition in January 2015, and from applied rate increases on certain service charge categories.

Net gain on sales of loans held for sale—The $71,000 or 89 percent increase in gains from the sale of residential mortgage loans held for sale resulted from a significant increase in fixed-rate mortgage originations and sales for the first quarter of 2015, while the origination and sales activity for the first quarter of 2014 reflected a decline in refinancing demand and volume.

Gain on sales of securities— The first quarter of 2015 had $371,000 in gains from the sale of two securities, one U.S. agency and one municipal security, totaling $5,000,000. Comparatively, there were no sales of investment securities in the first quarter of 2014. The gains on the sales of the securities partially offset the impact of nonrecurring noninterest expenses related to the Madison acquisition.

Noninterest Expense

The following table presents the components of total noninterest expense for the first quarter of 2015, compared to the first quarter of 2014.

Table 4 - Noninterest expense

	Three months ended March 31,		Change Increase (Decrease)
(dollars in thousands)	2015	2014	$	%

Personnel	$5,260	$4,316	$944	22%
Occupancy of premises, net	800	566	234	41
Furniture and equipment	678	543	135	25
Postage, stationery and supplies	163	159	4	3
Professional and legal	174	183	(9)	(5)
Marketing	219	307	(88)	(29)
FDIC insurance	175	189	(14)	(7)
Debit card processing	202	200	2	1
Charitable donations	724	737	(13)	(2)
Telephone	161	146	15	10
External data processing	282	202	80	40
Merger related	425	0	425	nm *
Foreclosed real estate including (gains) losses on sales	117	80	37	46
Other	209	20	189	945
Total noninterest expense	$9,589	$7,648	$1,941	25%

*nm – not meaningful

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $944,000 or 22 percent increase in personnel expense was due largely the impact of adding over 20 new employees from the four Maryland financial centers acquired from Madison, as well as the addition of new employees for the two recently opened financial centers in Shrewsbury, PA and Camp Hill, PA. Additionally, the expense includes an accrual for the employment agreement liability related to the separation of the Corporation’s former Chief Operating Officer as reported on the Form 8-K filed on March 31, 2015.

Occupancy; furniture and equipment – The $369,000 or 33 percent increase in combined occupancy, furniture and equipment costs was due primarily to the addition of six financial centers since the first quarter of 2014, including four from the Madison acquisition.

Marketing—The $88,000 or 29 percent decrease in marketing expenses reflects the Corporation incurring additional marketing costs in the first quarter of 2014 for special activities promoting the 150th anniversary of PeoplesBank in 2014.

Telephone—The $15,000 or 10 percent increase in telephone expenses reflects the additional system costs for the new employees and lines associated with the six new financial centers added since the first quarter of 2014, including those from the Corporation’s acquisition of Madison Bancorp in January 2015.

External data processing—The $80,000 or 40 percent increase in external data processing expenses reflects the additional third-party processing costs for new systems, applications and licensing costs to support data processing and information security requirements for the new employees and customers from the addition of six new financial centers since the first quarter of 2014, including those added from the Corporation’s acquisition of Madison Bancorp in January 2015.

Merger related - Nonrecurring merger-specific costs related to the Corporation’s acquisition of Madison Bancorp in the first quarter of 2015 totaled $425,000 and included expenses for systems and data conversion, severance payments, and legal activities.

Foreclosed real estate—The $37,000 or 46 percent increase in foreclosed real estate expenses was primarily the result of provision expenses during the first quarter of 2015 to adjust the expected net realized value of certain foreclosed real estate as a result of property sales efforts and updated appraisals received.

Other —Other expense, comprised of many underlying expenses, increased $189,000 reflecting the costs of several activities in the first quarter of 2015, including new checkbooks for demand deposit customers from the Madison acquisition, training costs for newly added employees, the costs for the inception of corporate-wide seminars supporting expansion of revenue generation activities, increased insurance costs commensurate with the financial centers and employees added since the first quarter of 2014, impaired loan carrying costs, and appraisal expenses.

Provision for Income Taxes

The provision for income tax for the first quarter of 2015 was $1,012,000 as compared to $950,000 for the first quarter of 2014. For both periods, the Corporation’s statutory federal income tax rate was 34 percent; however, the effective income tax rate was 29 percent for the first quarter of 2015, compared to 24 percent for the first quarter of 2014. The effective tax rate differs from the statutory tax rate due to the impact of low-income housing credits and tax-exempt income, including income from bank owned life insurance. The Corporation’s income earned on tax-exempt investment and loan assets decreased to $600,000 in the first quarter of 2015 as compared to $677,000 for the first quarter of 2014, resulting in a decrease of the related tax benefit. Also, certain merger-related expenses incurred by the Corporation in the first quarter of 2015 are expected to be nondeductible for federal tax purposes.

Preferred Stock Dividends

Preferred stock dividends for the first quarter of 2015 totaled $30,000 compared to $62,000 for the first quarter of 2014. Though an annualized dividend rate of 1 percent applied to both periods, the amount of preferred stock dividends for the first quarter of 2015 decreased because, on May 30, 2014, as reported on a Form 8-K filed on the same date, the Corporation used the net proceeds from a private placement of common stock, and additional cash, to redeem $13,000,000 of the $25,000,000 in outstanding shares of the Corporation’s Series B preferred stock held by the United States Department of the Treasury. The Corporation is currently paying the lowest permissible dividend rate under the U.S. Treasury’s Small Business Lending Fund Program (“SBLF Program”) as a result of originating loans that qualify for the SBLF Program in excess of a pre-determined loan portfolio baseline balance. Information about the SBLF Program is provided in this report at Note 10-Shareholders’ Equity.

Balance Sheet Review

Interest Bearing Deposits with Banks

On March 31, 2015, interest bearing deposits with banks totaled $13,000,000, compared to $17,000,000 at year-end 2014. The decrease resulted from funds used primarily for purchases in investments securities portfolio since year-end 2014.

Investment Securities (Available-for-Sale)

The Corporation’s entire investment securities portfolio is classified available-for-sale, and is comprised primarily of interest-earning debt securities. The overall composition of the Corporation’s investment securities portfolio is provided in Note 3—Securities. On March 31, 2015, the fair value of investment securities available-for-sale totaled $219,000,000, which represented an increase of approximately $6,000,000 or 3 percent as compared to the fair value of investment securities at year-end 2014. During the first quarter of 2015, funds from investment maturities and sales, mortgage-backed securities payments, and some excess cash were invested in primarily U.S. agency and tax-exempt municipal securities.

Loans

On March 31, 2015, total loans, net of deferred fees, totaled $1.02 billion which was $101,000,000 or 11 percent higher than the level at year-end 2014. The increase in volume was due primarily to the loans acquired from Madison Bancorp on January 16, 2015, which totaled $77,000,000 on that date. Also, the Corporation increased commercial loans within the builder & developer, commercial real estate investor and residential real estate investor sectors, and experienced additional loan growth in other industry sectors (e.g., agriculture, hotel/motel, and the retail/wholesale industries). The composition of the Corporation’s loan portfolio is provided in Note 5—Loans.

Deposits

Deposits are the Corporation’s principal source of funding for earning assets. On March 31, 2015, deposits totaled $1.07 billion, which reflected an $119,000,000 or 12 percent increase compared to the level at year-end 2014. The increase in total deposits was substantially from the $121,000,000 in deposit liabilities assumed from the acquisition of Madison Bancorp on January 16, 2015. The composition of the Corporation’s total deposit portfolio is provided in Note 7—Deposits.

Long-term Debt

The Corporation uses long-term borrowings as a secondary funding source for asset growth. On March 31, 2015, long-term debt totaled $90,000,000, which was substantially unchanged from the level at year-end 2014. No borrowings were added from the acquisition of Madison Bancorp in January 2015, and no borrowings were obtained by the Corporation to support funding the acquisition transaction. A listing of outstanding long-term debt obligations is provided in Note 8—Short-Term Borrowing and Long-Term Debt.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion and acquisitions, dividend policy and distributions, and regulatory mandates. The Corporation’s total shareholders’ equity was approximately $121,000,000 on March 31, 2015, an increase of approximately $2,000,000 or 2 percent, compared to the level at year-end 2014. The increase in capital was primarily the result of retained earnings from profitable operations, less cash dividends paid during the first three months of 2015. The regulatory capital measurements and the calculation of certain regulatory capital components as of March 31, 2015, have changed since year-end 2014 due to both (i) goodwill resulting from the acquisition of Madison Bancorp in January 2015, as goodwill is excluded from regulatory capital, and (ii) the implementation of the Basel III regulatory framework changes, including changes to the risk-weighting of certain assets, which became effective for the Corporation and PeoplesBank effective January 1, 2015.

Dividends on Common Stock

The Corporation has historically paid cash dividends on its common stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other relevant factors. As recently announced, the Board of Directors declared a quarterly cash dividend of $0.125 per common share on April 14, 2015, payable on May 12, 2015, to common shareholders of record at the close of business on April 28, 2015. This dividend follows a $0.125 common stock cash dividend distributed in February 2015.

Redemption of Preferred Stock

As previously announced on the Form 8-K filed on May 30, 2014, the Corporation redeemed $13,000,000 of the $25,000,000 of outstanding preferred stock issued to the U.S. Treasury under its Small Business Lending Fund Program. For the three month periods ended March 31, 2015 and 2014, accrued preferred stock dividends equated to an annualized dividend rate of 1 percent on the preferred stock outstanding.

Capital Adequacy

The Corporation and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. The regulatory capital measures for the Corporation and PeoplesBank as of March 31, 2015, and the quantitative measures established by regulators pertain to minimum capital ratios, are set forth in Note 9—Regulatory Matters to the financial statements. We believe that Codorus Valley and PeoplesBank were well capitalized on March 31, 2015.

Our capital adequacy as of March 31, 2015, reflects updated regulatory capital guidelines from the Board of Governors of the Federal Reserve System finalized rule which implemented the Basel III regulatory capital framework, and which became effective for the Corporation and PeoplesBank on January 1, 2015. Under the revised regulatory capital framework, minimum requirements increased both the quantity and quality of capital held by banking organizations. Additionally, a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5 percent and a common equity Tier 1 conservation buffer of risk-weighted assets applies to all supervised financial institutions. The rule also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent for all banks. The new rule also increases the risk weights for past-due loans, certain commercial real estate loans and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

The new rule further provides that, in order to avoid restrictions on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold the 2.5 percent capital conservation buffer, which is to be phased in over a four year period beginning January 1, 2016, with the full 2.5 percent required as of January 1, 2019. The transition schedule for new ratios, including the capital conservation buffer, is as follows:

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

Under the new rule as effective for the quarter ending March 31, 2015, the Corporation and PeoplesBank had no regulatory dividend restrictions and remained well capitalized by all regulatory capital measures (see Note 9—Regulatory Matters to the financial statements). The Corporation plans to manage its capital adequacy to ensure continued compliance with the new capital rules.

Risk Management

Credit Risk Management

Credit risk represents the possibility that a loan client, counterparty or issuer may not perform in accordance with contractual terms, posing one of the most significant risks of loss to the Corporation. Accordingly, the Corporation emphasizes the management of credit risk, and has established a lending policy framework which management believes is sound given the nature and scope of our operations. The Credit Risk Management section included in Item 7 of the Corporation’s previously filed Annual Report on Form 10-K as of December 31, 2014, provides a more detailed overview of the Corporation’s credit risk management process.

Nonperforming Assets

The following table presents asset categories posing the greatest risk of loss and related ratios. We generally place a loan on nonaccrual status and cease accruing interest income (i.e., recognize interest income on a cash basis, as long as the loan is sufficiently collateralized) when loan payment performance is unsatisfactory and the loan is past due 90 days or more. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank. Troubled debt restructurings pertain to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. The paragraphs and table below address significant changes in the aforementioned categories as of March 31, 2015, compared to December 31, 2014.

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

Table 5 - Nonperforming Assets

	March 31,	December 31,
(dollars in thousands)	2015	2014

Nonaccrual loans	$5,610	$6,384
Nonaccrual loans, troubled debt restructurings	1,913	2,242
Accruing loans 90 days or more past due	192	54
Total nonperforming loans	7,715	8,680
Foreclosed real estate, net of allowance	2,385	2,542
Total nonperforming assets	$10,100	$11,222
Accruing troubled debt restructurings	$2,288	$1,996

Total period-end loans, net of deferred fees	$1,020,792	$920,090
Allowance for loan losses (ALL)	$11,435	$11,162
ALL as a % of total period-end loans	1.12%	1.21%
Annualized net charge-offs as a % of average total loans	0.29%	0.05%
ALL as a % of nonperforming loans	148.22%	128.59%
Nonperforming loans as a % of total period-end loans	0.76%	0.94%
Nonperforming assets as a % of total period-end loans and net foreclosed real estate	0.99%	1.22%
Nonperforming assets as a % of total period-end assets	0.76%	0.92%
Nonperforming assets as a % of total period-end shareholders’ equity	8.37%	9.47%

The level of nonperforming assets as of March 31, 2015, has decreased by approximately $1,122,000 or 10 percent when compared to year-end 2014. Significant transactions contributing to the decrease include the successful workout and payoff of $1,300,000 on a nonaccrual commercial loan relationship in the first quarter of 2015. Generally, we remain concerned about prolonged low economic growth, or a weakening economy, and the corresponding effects it has on our commercial borrowers.

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

As of March 31, 2015, the nonperforming loan portfolio balance totaled $7,715,000, compared to $8,680,000 at year-end 2014. Significant activity contributing to the net decrease included the aforementioned $1,300,000 payment received on a nonaccrual commercial loan relationship, partially offset by some net downgrades of other loan relationships as of March 31, 2015. For both periods the portfolio balance was comprised primarily of collateralized commercial loans. On March 31, 2015, the nonaccrual loan portfolio was comprised of twenty-seven unrelated loan relationships with outstanding principal balances ranging in size from $1,239 to $2,257,000. Four unrelated commercial relationships, which represent 60 percent of the nonperforming loan portfolio balance, are described below.

Loan no. 1—At March 31, 2015, the balance of this loan relationship was $1,595,000. The remaining balance is collateralized by various smaller properties, some with prior lienholders. A $500,000 specific allowance was allocated for this relationship. Since December 31, 2014, the specific reserve amount decreased by $250,000 due to updated collateral valuation and cash flow information obtained by the Corporation as part of the collection and workout process. Management is pursuing its legal remedies to recover the remaining amount due.

Loan no. 2—At March 31, 2015, the balance of this loan relationship was $2,257,000. The remaining balance is collateralized by various commercial and residential properties, some with prior liens. An $800,000 specific allowance was allocated for this relationship. Management is pursuing its legal remedies to recover the remaining amount due.

Loan no. 3—At March 31, 2015, the balance of this loan relationship was $463,000, collateralized by various residential rental properties. At year-end 2014, a $500,000 specific allowance was previously allocated for this relationship. Based upon recent collateral liquidations and updated appraisals on remaining collateral properties, the Corporation determined that a partial charge off of $372,000 was warranted and recorded on this loan at the end of the first quarter of 2015. The balance as of March 31, 2015 reflects this recorded partial charge off. Management is pursuing its legal remedies to recover the remaining amount due which, after the charge off, has no specific reserve allocated against the outstanding principal balance.

Loan no. 4—At March 31, 2015, the balance of this commercial loan relationship was $282,000, collateralized by business assets and residential real estate. At year-end 2014, the balance of this relationship was $475,000. During the first quarter of 2015, the Corporation received updated information confirming the existence of significant tax liens against the business which significantly impacted the collectability of the credit. As a result, a $190,000 partial charge off for the probable loss amount was recorded. The balance as of March 31, 2015 reflects this recorded partial charge off. Management is pursuing its legal remedies to recover the remaining amount due which, after the charge off, has no specific reserve allocated against the outstanding principal balance.

Foreclosed Real Estate

Foreclosed real estate is included in the Other Assets category on the Corporation’s balance sheet. The carrying amount of foreclosed real estate on March 31, 2015, net of allowance, totaled $2,385,000 and was comprised of seven unrelated accounts ranging in size from $7,000 to $930,000 net of allowance. Total foreclosed real estate decreased by $157,000 or 6% from December 31, 2014, to March 31, 2015, with the decrease primarily attributable to the sales of certain smaller properties, and valuation adjustments recorded on two foreclosed real estate assets during the first quarter.

Two unrelated foreclosed real estate properties, which represent 77% of the foreclosed real estate portfolio balance, net of allowance, as of March 31, 2015, are described below. If a valuation allowance for probable loss has been established for a particular property, it is so noted in the property description below. Further valuation allowances may be required on any foreclosed property as additional information becomes available or conditions change.

Property no. 1— The carrying amount of this property at March 31, 2015 was $930,000, which is net of a $1,627,000 valuation allowance. The property is comprised of 131 approved residential building lots. Of this total, 24 lots are improved. The property has been listed for sale with a property broker.

Property no. 2 – The carrying amount of this property at March 31, 2015 is $910,000. The property is comprised of an 8 acre parcel improved for commercially developable sites. Management is pursuing a sales agreement for this property.

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

The following table presents an analysis of the activity in the allowance for loan losses for the three months ended March 31, 2015 and 2014:

Table 6 - Analysis of Allowance for Loan Losses

(dollars in thousands)	2015	2014
Balance-January 1,	$11,162	$9,975

Provision charged to operating expense	1,000	550

Loans charged off:
Commercial, financial and agricultural	679	125
Real estate - residential mortgages	28	0
Consumer and home equity	63	165
Total loans charged off	770	290
Recoveries:
Commercial, financial and agricultural	16	18
Real estate - residential mortgages	21	3
Consumer and home equity	6	57
Total recoveries	43	78
Net charge-offs	727	212
Balance-March 31,	$11,435	$10,313

Ratios:
Allowance for loan losses as a % of total period-end loans	1.12%	1.18%
Annualized net charge-offs as a % of average total loans	0.29%	0.10%
Allowance for loan losses as a % of nonperforming loans	148.22%	75.46%

The allowance for loan losses increased $1,122,000 or 11 percent from March 31, 2014 to March 31, 2015. Total loans, net of deferred fees, increased $149,000,000 over the same 12 month period. This increase in loans included over $77,000,000 of loans acquired from Madison Bancorp in January 2015 which, in accordance with purchase accounting principles, were acquired at estimated fair value and were added to the Corporation’s loan portfolio with no respective allowance for loan loss balance.

Net charge-offs for the first three months of 2015 were $727,000 compared to $212,000 of net charge-offs for the same period of 2014. The increase is due primarily to charge-offs on two impaired commercial credits as a result of confirmed losses identified through the collection and workout process. The risks and uncertainties associated with prolonged low growth, or weak economic and business conditions, or the erosion of real estate values, can adversely affect our borrowers’ ability to service their loans, causing significant fluctuations in the level of charge-offs and provision expense from one period to another. The unallocated portion of the allowance for loan losses decreased to $1,331,000 or 12 percent of the total allowance as of March 31, 2015, as compared to $1,458,000 or 14 percent of the total allowance as of March 31, 2014. The unallocated portion of the allowance was not further reduced in consideration of both continued loan growth, principally commercial loans, and the inherent imprecision in the methodology for estimating specific and general loan losses, including the unpredictable timing and amounts of charge-offs and related historical loss averages, and economic and real estate market value uncertainties which could negatively impact unimpaired portfolio loss factors. Based on a comprehensive analysis of the loan portfolio, we believe that the allowance for loan losses was adequate at March 31, 2015.

Liquidity Risk Management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan customers, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, it provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are scheduled investment security maturities and cash inflows, funds received from customer loan payments, and asset sales. The primary sources of liability liquidity are deposit growth, short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At March 31, 2015, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $67,000,000 and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $257,000,000. The Corporation’s loan-to-deposit ratio was 95 percent at March 31, 2015, 96 percent at year-end 2014, and 92 percent at March 31, 2014.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on March 31, 2015, totaled $275,000,000 and consisted of $216,000,000 in unfunded commitments under existing loan facilities, $42,000,000 to grant new loans and $17,000,000 in letters of credit. Generally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The most significant market risk to which the Corporation is exposed is interest rate risk. The business of the Corporation and the composition of its balance sheet consist of investments in interest earning assets (primarily loans and securities) which are funded by interest bearing liabilities (deposits and borrowings), all of which have varying levels of sensitivity to changes in market interest rates. Changes in rates also have an impact on the Corporation’s liquidity position and could affect its ability to meet obligations and continue to grow.

The Corporation employs various management techniques to minimize its exposure to interest rate risk. An Asset Liability Management Committee, consisting of key financial and senior management personnel, meets on a regular basis. The Committee is responsible for reviewing the interest rate sensitivity and liquidity positions of the Corporation, reviewing projected sources and uses of funds, approving asset and liability management policies, monitoring economic conditions, and overseeing the formulation and implementation of strategies regarding balance sheet positions.

Simulation of net interest income is performed for the next twelve-month period. A variety of interest rate scenarios are used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of net interest income is used primarily to measure the Corporation’s short-term earnings exposure to rate movements. A “shock” is an immediate upward or downward movement of interest rates. The shocks do not take into account changes in customer behavior that could result in changes to mix and/or volumes in the balance sheet, nor do they account for competitive pricing over the forward 12-month period. The Corporation applies these interest rate “shocks” to its financial instruments up and down 100, 200, 300, and 400 basis points. A 300 and 400 basis point decrease in interest rates cannot be simulated at this time due to the historically low interest rate environment.

The following table summarizes the expected impact of interest rate shocks on net interest income as well as the Corporation’s policy limits at each level:

Change in Interest Rates	Annual Change in Net	% Change in Net	% Change
(basis points)	Interest Income (in thousands)	Interest Income	Policy Limit
+100	$-7	(0.01)%	(5.00)%
-100	$318	0.68%	(15.00)%

+200	$1,249	2.66%	(15.00)%
-200	$50	0.11%	(5.00)%

+300	$2,469	5.26%	(25.00)%

+400	$3,576	7.62%	(35.00)%

Item 4.	Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the Corporation’s disclosure controls and procedures were effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2015, that has materially affected or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.	Legal proceedings

The Corporation and PeoplesBank are involved in routine litigation incidental to their business. In the opinion of management, there are no legal proceedings pending against the Corporation or any of its subsidiaries which are expected to have a material impact upon the consolidated financial position and/or operating results of the Corporation. Management is not aware of any adverse proceedings known or contemplated by government authorities.

Item 1A.	Risk factors

See Item 1A – Risk Factors – in our Annual Report on Form 10-K for the year ended December 31, 2014 for a detailed discussion of risk factors affecting the Corporation.

Item 2.	Unregistered sales of equity securities and use of proceeds

The Corporation relies on its subsidiary PeoplesBank, A Codorus Valley Company, for dividend distributions, which are subject to restrictions as reported in Note 9—Regulatory Matters of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

The Corporation has a Share Repurchase Program (Program), which was authorized in 1995, and has been periodically amended, to permit the purchase of up to a maximum of 4.9 percent of the outstanding shares of the Corporation’s common stock at a price per share no greater than 200 percent of the latest quarterly published book value. For the three month period ended March 31, 2015 and the year ended December 31, 2014, the Corporation had not acquired any of its common stock under the Program. The U.S. Treasury’s Small Business Lending Fund (SBLF) agreement imposes limits on the ability of the Corporation to repurchase shares of common stock if it fails to declare and pay quarterly dividends on the SBLF preferred stock.

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

101
Financial statements from the Quarterly Report on Form 10-Q of Codorus Valley Bancorp, Inc. for the quarter ended March 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholder’s Equity, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Codorus Valley Bancorp, Inc.
(Registrant)

May 6, 2015	/s/ Larry J. Miller
Date	Larry J. Miller
President & CEO
(Principal Executive Officer)

May 6, 2015	/s/ Michael D. Peduzzi
Date	Michael D. Peduzzi, CPA
Treasurer & Assistant Secretary
(Principal Financial and Accounting Officer)

- 57 -