Form 10-Q
period 2015-06-30
CODORUS VALLEY BANCORP INC
filed 2015-08-05
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On July 31, 2015, 5,885,265 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.

Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
(dollars in thousands, except share and per share data)	2015	2014
Assets
Interest bearing deposits with banks	$44,571	$17,420
Cash and due from banks	14,422	13,674
Total cash and cash equivalents	58,993	31,094
Securities, available-for-sale	213,637	213,174
Restricted investment in bank stocks, at cost	5,228	3,799
Loans held for sale	1,049	464
Loans (net of deferred fees of $2,526 - 2015 and $2,249 - 2014)	1,041,399	920,090
Less-allowance for loan losses	(11,966)	(11,162)
Net loans	1,029,433	908,928
Premises and equipment, net	21,859	18,471
Goodwill	2,421	0
Other assets	40,150	37,916
Total assets	$1,372,770	$1,213,846

Liabilities
Deposits
Noninterest bearing	$141,734	$121,673
Interest bearing	937,911	833,300
Total deposits	1,079,645	954,973
Short-term borrowings	30,628	42,184
Long-term debt	125,359	90,406
Other liabilities	14,538	7,843
Total liabilities	1,250,170	1,095,406

Shareholders’ equity
Preferred stock, par value $2.50 per share; $1,000 liquidation preference, 1,000,000 shares authorized; Series B shares issued and outstanding:
12,000 at June 30, 2015 and December 31, 2014	12,000	12,000
Common stock, par value $2.50 per share; 15,000,000 shares authorized; shares issued and outstanding: 5,885,265 at June 30, 2015 and 5,830,913 at December 31, 2014	14,713	14,577
Additional paid-in capital	63,585	62,713
Retained earnings	30,317	26,483
Accumulated other comprehensive income	1,985	2,667
Total shareholders’ equity	122,600	118,440
Total liabilities and shareholders’ equity	$1,372,770	$1,213,846

See accompanying notes.

Codorus Valley Bancorp, Inc.

 Consolidated Statements of Income

Unaudited

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2015	2014	2015	2014
Interest income
Loans, including fees	$12,560	$10,885	$24,867	$21,885
Investment securities:
Taxable	762	858	1,542	1,697
Tax-exempt	422	505	844	1,046
Dividends	48	93	206	123
Other	14	23	33	26
Total interest income	13,806	12,364	27,492	24,777

Interest expense
Deposits	1,551	1,741	3,191	3,412
Federal funds purchased and other short-term borrowings	38	37	79	73
Long-term debt	388	297	715	582
Total interest expense	1,977	2,075	3,985	4,067
Net interest income	11,829	10,289	23,507	20,710
Provision for loan losses	800	300	1,800	850
Net interest income after provision for loan losses	11,029	9,989	21,707	19,860

Noninterest income
Trust and investment services fees	604	525	1,205	1,052
Income from mutual fund, annuity and insurance sales	159	192	315	325
Service charges on deposit accounts	875	760	1,632	1,438
Income from bank owned life insurance	173	175	344	348
Other income	166	164	316	303
Net gain on sales of loans held for sale	157	102	308	182
Gain on sales of securities	0	0	371	0
Total noninterest income	2,134	1,918	4,491	3,648

Noninterest expense
Personnel	4,893	4,288	10,153	8,604
Occupancy of premises, net	784	515	1,584	1,081
Furniture and equipment	672	551	1,350	1,094
Postage, stationery and supplies	189	163	352	322
Professional and legal	246	206	420	389
Marketing	470	413	689	720
FDIC insurance	174	173	349	362
Debit card processing	220	193	422	393
Charitable donations	18	32	742	769
Telephone	158	145	319	291
External data processing	262	233	544	435
Merger related	49	50	474	50
Foreclosed real estate including (gains) losses on sales	32	167	149	247
Other	801	857	1,010	877
Total noninterest expense	8,968	7,986	18,557	15,634
Income before income taxes	4,195	3,921	7,641	7,874
Provision for income taxes	1,275	1,114	2,287	2,064
Net income	2,920	2,807	5,354	5,810
Preferred stock dividends	30	52	60	114
Net income available to common shareholders	$2,890	$2,755	$5,294	$5,696
Net income per common share, basic	$0.49	$0.48	$0.90	$1.06
Net income per common share, diluted	$0.49	$0.47	$0.90	$1.03

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Comprehensive Income

 Unaudited

	Three months ended
	June 30,
(dollars in thousands)	2015	2014
Net income	$2,920	$2,807
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding (losses) gains arising during the period
(net of tax (benefit) expense of ($501) and $439, respectively)	(973)	851
Net unrealized (losses) gains	(973)	851
Comprehensive income	$1,947	$3,658

	Six months ended
	June 30,
(dollars in thousands)	2015	2014
Net income	$5,354	$5,810
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding (losses) gains arising during the period
(net of tax (benefit) expense of ($477) and $637, respectively)	(927)	1,236
Reclassification adjustment for gains included in net income
(net of tax expense of $126 and $0, respectively) (a) (b)	245	0
Net unrealized (losses) gains	(682)	1,236
Comprehensive income	$4,672	$7,046

(a)	Amounts are included in net gain on sales of securities on the Consolidated Statements of Income within noninterest income.

(b)	Income tax amounts are included in provision for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Cash Flows

 Unaudited

	Six months ended
	June 30,
(dollars in thousands)	2015	2014
Cash flows from operating activities
Net income	$5,354	$5,810
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	1,120	873
Net amortization of premiums on securities	519	481
Amortization of deferred loan origination fees and costs	(408)	(345)
Provision for loan losses	1,800	850
Provision for losses on foreclosed real estate	57	50
Deferred income tax benefit	0	(145)
Amortization of investment in real estate partnership	0	178
Increase in bank owned life insurance	(344)	(348)
Originations of loans held for sale	(15,412)	(9,025)
Proceeds from sales of loans held for sale	15,135	8,846
Net gain on sales of loans held for sale	(308)	(182)
Net loss on disposal of premises and equipment	0	(11)
Gain on sales of securities, available-for-sale	(371)	0
Net loss on sales of foreclosed real estate	9	0
Stock-based compensation	155	157
Increase in interest receivable	(76)	(54)
Decrease (increase) in other assets	548	(1,697)
Increase in interest payable	33	96
(Decrease) increase in other liabilities	(101)	1,146
Net cash provided by operating activities	7,710	6,680
Cash flows from investing activities
Purchases of securities, available-for-sale	(23,131)	(14,841)
Maturities, repayments and calls of securities, available-for-sale	20,846	18,388
Sales of securities, available-for-sale	7,170	0
(Purchase) redemption of restricted investment in bank stock	(1,429)	32
Net proceeds from acquisition	21,091	0
Proceeds from acquired receivables of sold investment settlements	15,256	0
Net increase in loans made to customers	(44,710)	(30,114)
Purchases of premises and equipment	(1,958)	(1,566)
Proceeds from sale of fixed assets	51	0
Proceeds from sales of foreclosed real estate	146	877
Net cash used in investing activities	(6,668)	(27,224)
Cash flows from financing activities
Net increase in demand and savings deposits	42,642	10,903
Net (decrease) increase in time deposits	(38,515)	32,293
Net decrease in short-term borrowings	(11,556)	(10,392)
Proceeds from issuance of long-term debt	35,000	10,000
Repayment of long-term debt	(47)	(42)
Cash dividends paid to preferred shareholder	(60)	(147)
Cash dividends paid to common shareholders	(1,460)	(1,233)
Redemption of preferred stock	0	(13,000)
Issuance of common stock	853	13,175
Net cash provided by financing activities	26,857	41,557
Net increase in cash and cash equivalents	27,899	21,013
Cash and cash equivalents at beginning of year	31,094	15,062
Cash and cash equivalents at end of period	$58,993	$36,075

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

 Unaudited

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Stock	Capital	Earnings	Income	Stock	Total

Balance, January 1, 2015	$12,000	$14,577	$62,713	$26,483	$2,667	$0	$118,440
Net income				5,354			5,354
Other comprehensive loss, net of tax					(682)		(682)
Common stock cash dividends ($0.25 per share)				(1,460)			(1,460)
Preferred stock cash dividends				(60)			(60)
Stock-based compensation including related tax benefit			155				155
Forfeiture of restricted stock			6			(6)	0
Issuance and reissuance of common stock including related tax benefit:
9,784 shares under the dividend reinvestment and stock purchase plan		25	174				199
41,207 shares under the stock option plan		103	489			6	598
3,361 shares under employee stock purchase plan		8	48				56

Balance, June 30, 2015	$12,000	$14,713	$63,585	$30,317	$1,985	$0	$122,600

Balance, January 1, 2014	$25,000	$12,001	$45,399	$23,077	$2,172	$0	$107,649
Net income				5,810			5,810
Other comprehensive income, net of tax					1,236		1,236
Common stock cash dividends ($0.228 per share, adjusted)				(1,233)			(1,233)
Preferred stock cash dividends				(114)			(114)
Redemption of preferred stock	(13,000)						(13,000)
Stock-based compensation including related tax benefit			157				157
Forfeiture of restricted stock			1			(1)	0
Issuance and reissuance of common stock including related tax benefit:
650,000 shares through private placement		1,625	10,885				12,510
8,706 shares under the dividend reinvestment and stock purchase plan		22	164			1	187
27,104 shares under the stock option plan		67	351				418
3,613 shares under employee stock purchase plan		9	52				61

Balance, June 30, 2014	$12,000	$13,724	$57,009	$27,540	$3,408	$0	$113,681

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

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and two wholly-owned nonbank subsidiaries, SYC Realty Company, Inc. and CVLY Corp. SYC Realty is primarily used to hold foreclosed properties obtained by PeoplesBank and was inactive during the period ended June 30, 2015. CVLY Corp. was formed in connection with the acquisition of Madison Bancorp, Inc. The accounts of CVB Statutory Trust No. 1 and No. 2 are not included in the consolidated financial statements as discussed in Note 8—Short-Term Borrowings and Long-Term Debt. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

These consolidated statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of June 30, 2015 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

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

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan may be currently performing. A past due loan may remain on accrual status if it is in the process of collection and well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to the Corporation’s judgment as to the collectability of principal. Generally, nonaccrual loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

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

Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the Corporation will be unable to collect all contractually required payments are accounted for as impaired loans under ASC 310-30. The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require the Corporation to evaluate the need for an allowance for loan losses on these loans. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the non-accretable discount which the Corporation then reclassifies as an accretable discount that is recognized into interest income over the remaining life of the loans using the interest method.

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

Allowance for Loan Losses

The allowance for loan losses represents the Corporation’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. Based on an analysis of the loan portfolio, the Corporation believes that the level of the allowance for loan losses at June 30, 2015 is adequate. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. While the Corporation attributes a portion of the allowance to individual loans and groups of loans that it evaluates and determines to be impaired, the allowance is available to cover all charge-offs that arise from the loan portfolio.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired, generally substandard and nonaccrual loans. For loans that are classified as impaired, an allowance is established when the collateral value (or discounted cash flows or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class, including commercial loans not considered impaired, as well as smaller balance homogeneous loans such as residential real estate, home equity and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these classes of loans, adjusted for qualitative (environmental) risk factors. Historical loss rates are based on a two year rolling average of net charge-offs. Qualitative risk factors that supplement historical losses in the evaluation of loan pools are shown below. Each factor is assigned a value to reflect improving, stable or declining conditions based on the Corporation’s best judgment using relevant information available at the time of the evaluation.

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

The unallocated component is maintained to cover uncertainties that could affect the Corporation’s estimate of probable losses. For example, increasing credit risks and uncertainties, not yet reflected in current leading indicators, associated with prolonged low economic growth, or recessionary business conditions for certain industries or the broad economy, or the erosion of real estate values, any or all of which can adversely affect a borrowers’ ability to service their loans. The unallocated component of the allowance also reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the loan portfolio, including the unpredictable timing and amounts of charge-offs and related historical loss averages, and specific-credit or broader portfolio future cash flow value and collateral valuation uncertainties which could negatively impact unimpaired portfolio loss factors.

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

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in-substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, based upon an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a write-down. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At June 30, 2015, foreclosed real estate, net of allowance, was $2,378,000, compared to $2,542,000 at December 31, 2014. Included within loans receivable as of June 30, 2015 was a recorded investment of $239,000 of consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

Goodwill and Core Deposit Intangible Assets

Goodwill arising from acquisitions is not amortized, but is subject to an annual impairment test to determine if an impairment loss has occurred. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. At June 30, 2015, the Corporation does not have any indicators of potential impairment of goodwill.

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

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Net income available to common shareholders	$2,890	$2,755	$5,294	$5,696

Weighted average shares outstanding (basic)	5,866	5,749	5,851	5,425
Effect of dilutive stock options	64	106	70	108
Weighted average shares outstanding (diluted)	5,930	5,855	5,921	5,533

Basic earnings per common share	$0.49	$0.48	$0.90	$1.06
Diluted earnings per common share	$0.49	$0.47	$0.90	$1.03

Anti-dilutive stock options excluded from the computation of earnings per share	31	24	31	24

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

Supplemental cash flow information is provided in the table below.

	Six months ended
	June 30,
(dollars in thousands)	2015	2014
Cash paid during the period for:
Income taxes	$2,515	$2,285
Interest	$3,952	$3,971

Noncash investing activities:
Transfer of loans to foreclosed real estate	$41	$1,570
Increase in other liabilities for purchase of securities settling after quarter end	$5,133	$0

Reclassification

Certain amounts in the 2014 consolidated financial statements have been reclassified to conform to the 2015 presentation. Such reclassification did not impact net income or shareholders’ equity.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This standards update provides a framework that replaces most existing revenue recognition guidance. The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017, with earlier adoption permitted. The Corporation is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

Note 2-Merger With Madison Bancorp, Inc.

On July 22, 2014, the Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Madison Bancorp, Inc., a Maryland corporation (“Madison”), and CVLY Corp., a Pennsylvania corporation and wholly-owned subsidiary of the Corporation (“Acquisition Subsidiary”). Pursuant to the Merger Agreement, Madison agreed to cause its wholly-owned subsidiary, Madison Square Federal Savings Bank (“MSFSB”), to merge with and into the Corporation’s wholly-owned bank subsidiary, PeoplesBank, with PeoplesBank being the surviving bank in the Bank Merger. The acquisition of Madison and MSFSB was completed on January 16, 2015, as reported on a Form 8-K filed on the same date. Pursuant to the Merger Agreement, each share of Madison common stock was converted into the right to receive $22.90 in cash, without interest, and each outstanding option to purchase Madison common stock was converted into the right to receive cash based on a formula set forth in the Merger Agreement. Total consideration paid was $14,425,000, which included the purchase of 608,116 shares of Madison common stock as well as the cash out of 41,270 options to purchase Madison common stock with an average exercise price of $10.81 per share.

The merger was accounted for using acquisition accounting, which requires the Corporation to allocate total consideration transferred to the assets acquired and liabilities assumed, based on their respective fair value at the merger date, with any remaining excess consideration being recorded as goodwill. The fair value estimates are subject to change for up to one year after the closing date of the transaction if additional information relative to the closing date fair values becomes available. As the Corporation continues to analyze the acquired assets and liabilities, there may be adjustments to the recorded carrying values. The table below presents the detail of the total acquisition cost as well as a summary of the assets acquired and liabilities assumed recorded at their estimated fair value, as of the January 16, 2015 acquisition date.

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

The fair value of total assets acquired as a result of the merger totaled $134,188,000, which included $1,396,000 of securities which were subsequently sold in the first quarter of 2015. Additionally, other assets of $17,447,000 included $15,256,000 of receivables related to investment securities sold prior to the merger, pending receipt of sales proceeds, which were subsequently collected. The transaction also resulted in a core deposit intangible of $39,000 and goodwill of $2,421,000. Goodwill arising from the acquisition consists largely of synergies and the cost savings expected to result from the combining of operations and is not expected to be deductible for income tax purposes.

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

Pro forma for the year ended
(in thousands, except per share data)	December 31, 2014
Net interest income	$44,598
Noninterest income	8,246
Net income available to common shareholders	10,972

Pro forma earnings per share:
Basic	$1.96
Diluted	$1.92

Note 3-Securities

A summary of securities available-for-sale at June 30, 2015 and December 31, 2014 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof and investments in the obligations of states and municipalities. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At June 30, 2015, the fair value of the municipal bond portfolio was concentrated in the states of Pennsylvania at 50 percent and Texas at 16 percent.

	Amortized Cost	Gross Unrealized		Fair
(dollars in thousands)		Gains	Losses	Value
June 30, 2015
Debt securities:
U.S. agency	$17,221	$6	$(56)	$17,171
U.S. agency mortgage-backed, residential	123,039	2,146	(66)	125,119
State and municipal	70,369	1,154	(176)	71,347
Total debt securities	$210,629	$3,306	$(298)	$213,637
December 31, 2014
Debt securities:
U.S. agency	$17,811	$193	$(97)	$17,907
U.S. agency mortgage-backed, residential	122,443	2,373	(1)	124,815
State and municipal	68,879	1,610	(37)	70,452
Total debt securities	$209,133	$4,176	$(135)	$213,174

The amortized cost and estimated fair value of debt securities at June 30, 2015 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$12,801	$12,904
Due after one year through five years	148,230	150,841
Due after five years through ten years	41,777	41,962
Due after ten years	7,821	7,930
Total debt securities	$210,629	$213,637

Gross realized gains and losses on sales of securities available-for-sale are shown below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2015	2014	2015	2014
Realized gains	$0	$0	$371	$0
Realized losses	0	0	0	0
Net gains	$0	$0	$371	$0

Securities, issued by agencies of the federal government, with a carrying value of $156,879,000 and $174,834,000 on June 30, 2015 and December 31, 2014, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at June 30, 2015 and December 31, 2014.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2015
Debt securities:
U.S. agency	$6,446	$(35)	$2,047	$(21)	$8,493	$(56)
U.S. agency mortgage-backed, residential	9,895	(66)	0	0	9,895	(66)
State and municipal	14,505	(161)	1,683	(15)	16,188	(176)
Total temporarily impaired debt securities, available-for-sale	$30,846	$(262)	$3,730	$(36)	$34,576	$(298)
December 31, 2014
Debt securities:
U.S. agency	$5,999	$(27)	$5,019	$(70)	$11,018	$(97)
U.S. agency mortgage-backed, residential	2,054	(1)	0	0	2,054	(1)
State and municipal	6,379	(18)	1,686	(19)	8,065	(37)
Total temporarily impaired debt securities, available-for-sale	$14,432	$(46)	$6,705	$(89)	$21,137	$(135)

The unrealized losses of $262,000 at June 30, 2015 within the less than 12 months category were attributable to two U.S. agency securities, three U.S. agency mortgage-backed securities, and twenty-eight state and municipal securities. The unrealized losses of $36,000 within the 12 months or more category were attributable to one U.S. agency security and four state and municipal securities. All of the securities with unrealized losses have been evaluated and determined to be investment grade.

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

The Corporation believes that unrealized losses at June 30, 2015 were primarily the result of changes in market interest rates and that the Corporation has the ability to hold these investments for a time necessary to recover the amortized cost. Through June 30, 2015 the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

Note 4—Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of June 30, 2015 and December 31, 2014, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (FHLBP) and, to a lesser degree, Atlantic Community Bankers Bank (ACBB). Under the FHLBP’s Capital Plan, PeoplesBank is required to maintain a minimum member stock investment, as a condition of becoming and remaining a member and as a condition of obtaining borrowings from the FHLBP. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the periods ended June 30, 2015 and 2014. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended June 30, 2015 and 2014.

Note 5—Loans

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at June 30, 2015 and December 31, 2014. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance. Those industries representing the largest dollar investment and most risk are listed separately. The “Other” commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

	June 30,	% Total	December 31,	% Total
(dollars in thousands)	2015	Loans	2014	Loans
Builder & developer	$131,835	12.7	$114,695	12.5
Commercial real estate investor	167,200	16.1	144,206	15.7
Residential real estate investor	118,112	11.3	97,562	10.6
Hotel/Motel	83,090	8.0	79,412	8.6
Wholesale & retail	77,601	7.5	75,063	8.2
Manufacturing	32,621	3.1	34,162	3.7
Agriculture	45,287	4.3	42,136	4.6
Other	196,187	18.8	186,086	20.2
Total commercial related loans	851,933	81.8	773,322	84.1
Residential mortgages	73,017	7.0	32,453	3.5
Home equity	84,257	8.1	82,256	8.9
Other	32,192	3.1	32,059	3.5
Total consumer related loans	189,466	18.2	146,768	15.9
Total loans	$1,041,399	100.0	$920,090	100.0

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

The Corporation uses ten risk ratings to grade loans. The first seven ratings, representing loans with lower risk, are combined and given a “pass” rating. A pass rating is a satisfactory credit rating, which applies to a loan that is expected to perform in accordance with the loan agreement and has a low probability of loss. A loan rated “special mention” has a potential weakness which may, if not corrected, weaken the loan or inadequately protect the Corporation’s position at some future date. A loan rated “substandard” is inadequately protected by the current net worth or paying capacity of the borrower or of the collateral pledged. A substandard loan has a well-defined weakness or weaknesses that could jeopardize liquidation of the loan, which exposes the Corporation to loss if the deficiencies are not corrected. A loan classified “doubtful” has all the weaknesses inherent in one classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and value highly improbable and the possibility of loss extremely high. When circumstances indicate that collection of the loan is doubtful, the loan is risk rated “nonaccrual,” the accrual of interest income is discontinued, and any unpaid interest previously credited to income is reversed. The table below does not include the regulatory classification of “doubtful,” which is subsumed within the nonaccrual risk rating category, nor does it include the regulatory classification of “loss” because the Corporation promptly charges off known loan losses.

The table below presents a summary of loan risk ratings by loan class at June 30, 2015 and December 31, 2014.

		Special
(dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total
June 30, 2015
Builder & developer	$119,808	$6,342	$3,640	$2,045	$131,835
Commercial real estate investor	157,096	4,053	3,818	2,233	167,200
Residential real estate investor	111,775	4,391	888	1,058	118,112
Hotel/Motel	82,597	0	0	493	83,090
Wholesale & retail	69,574	7,908	119	0	77,601
Manufacturing	28,288	3,693	640	0	32,621
Agriculture	41,955	2,910	0	422	45,287
Other	193,022	1,232	844	1,089	196,187
Total commercial related loans	804,115	30,529	9,949	7,340	851,933
Residential mortgage	72,864	0	86	67	73,017
Home equity	83,534	582	0	141	84,257
Other	31,694	118	182	198	32,192
Total consumer related loans	188,092	700	268	406	189,466
Total loans	$992,207	$31,229	$10,217	$7,746	$1,041,399

December 31, 2014
Builder & developer	$102,109	$6,613	$3,861	$2,112	$114,695
Commercial real estate investor	133,923	3,733	3,377	3,173	144,206
Residential real estate investor	91,765	4,059	266	1,472	97,562
Hotel/Motel	78,892	0	0	520	79,412
Wholesale & retail	66,415	8,526	0	122	75,063
Manufacturing	29,528	3,979	655	0	34,162
Agriculture	39,025	2,679	432	0	42,136
Other	183,556	1,083	840	607	186,086
Total commercial related loans	725,213	30,672	9,431	8,006	773,322
Residential mortgage	32,307	0	28	118	32,453
Home equity	81,581	566	0	109	82,256
Other	31,586	80	0	393	32,059
Total consumer related loans	145,474	646	28	620	146,768
Total loans	$870,687	$31,318	$9,459	$8,626	$920,090

Impaired Loans

The table below presents a summary of impaired loans at June 30, 2015 and December 31, 2014. Generally, impaired loans are loans risk rated substandard and nonaccrual or classified as troubled debt restructurings. An allowance is established for individual commercial loans where the Corporation has doubt as to full recovery of the outstanding principal balance. Typically, impaired consumer loans are partially or fully charged off obviating the need for a specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for charge-offs.

	With No Allowance		With A Related Allowance			Total
	Recorded	Unpaid	Recorded	Unpaid	Related	Recorded	Unpaid
(dollars in thousands)	Investment	Principal	Investment	Principal	Allowance	Investment	Principal
June 30, 2015
Builder & developer	$4,090	$4,226	$1,595	$1,595	$495	$5,685	$5,821
Commercial real estate investor	3,838	3,853	2,213	2,213	845	6,051	6,066
Residential real estate investor	777	1,203	1,169	1,169	148	1,946	2,372
Hotel/Motel	493	493	0	0	0	493	493
Wholesale & retail	387	387	0	0	0	387	387
Manufacturing	640	640	0	0	0	640	640
Agriculture	0	0	422	422	263	422	422
Other commercial	1,933	2,333	0	0	0	1,933	2,333
Total impaired commercial related loans	12,158	13,135	5,399	5,399	1,751	17,557	18,534
Residential mortgage	153	177	0	0	0	153	177
Home equity	141	181	0	0	0	141	181
Other consumer	380	399	0	0	0	380	399
Total impaired consumer related loans	674	757	0	0	0	674	757
Total impaired loans	$12,832	$13,892	$5,399	$5,399	$1,751	$18,231	$19,291

December 31, 2014
Builder & developer	$3,928	$3,928	$2,045	$2,045	$953	$5,973	$5,973
Commercial real estate investor	5,055	5,055	1,495	1,495	600	6,550	6,550
Residential real estate investor	785	785	953	953	559	1,738	1,738
Hotel/Motel	520	520	0	0	0	520	520
Wholesale & retail	394	394	0	0	0	394	394
Manufacturing	655	655	0	0	0	655	655
Agriculture	0	0	432	432	100	432	432
Other commercial	973	973	474	474	300	1,447	1,447
Total impaired commercial related loans	12,310	12,310	5,399	5,399	2,512	17,709	17,709
Residential mortgage	146	172	0	0	0	146	172
Home equity	109	109	0	0	0	109	109
Other consumer	393	393	0	0	0	393	393
Total impaired consumer related loans	648	674	0	0	0	648	674
Total impaired loans	$12,958	$12,984	$5,399	$5,399	$2,512	$18,357	$18,383

The table below presents a summary of average impaired loans and related interest income that was included in net income for the three and six months ended June 30, 2015 and 2014.

	With No Related Allowance			With A Related Allowance			Total
	Average	Total	Cash Basis	Average	Total	Cash Basis	Average	Total	Cash Basis
	Recorded	Interest	Interest	Recorded	Interest	Interest	Recorded	Interest	Interest
(dollars in thousands)	Investment	Income	Income	Investment	Income	Income	Investment	Income	Income
Three months ended June 30, 2015
Builder & developer	$4,027	$60	$1	$1,820	$0	$0	$5,847	$60	$1
Commercial real estate investor	3,865	117	136	2,235	0	0	6,100	117	136
Residential real estate investor	1,073	5	0	903	8	0	1,976	13	0
Hotel/Motel	501	3	3	0	0	0	501	3	3
Wholesale & retail	388	4	0	0	0	0	388	4	0
Manufacturing	645	10	0	0	0	0	645	10	0
Agriculture	0	0	0	423	2	2	423	2	2
Other commercial	1,779	14	0	0	0	0	1,779	14	0
Total impaired commercial related loans	12,278	213	140	5,381	10	2	17,659	223	142
Residential mortgage	179	0	0	0	0	0	179	0	0
Home equity	141	0	0	0	0	0	141	0	0
Other consumer	384	4	1	0	0	0	384	4	1
Total impaired consumer related loans	704	4	1	0	0	0	704	4	1
Total impaired loans	$12,982	$217	$141	$5,381	$10	$2	$18,363	$227	$143

Three months ended June 30, 2014
Builder & developer	$4,419	$67	$1	$3,985	$7	$0	$8,404	$74	$1
Commercial real estate investor	7,229	74	25	0	0	0	7,229	74	25
Residential real estate investor	542	2	0	1,467	2	0	2,009	4	0
Hotel/Motel	614	5	0	0	0	0	614	5	0
Wholesale & retail	809	3	0	0	0	0	809	3	0
Manufacturing	667	10	0	0	0	0	667	10	0
Agriculture	0	0	0	445	8	0	445	8	0
Other commercial	1,149	7	0	337	7	0	1,486	14	0
Total impaired commercial related loans	15,429	168	26	6,234	24	0	21,663	192	26
Residential mortgage	148	2	2	0	0	0	148	2	2
Home equity	235	2	2	0	0	0	235	2	2
Other consumer	490	2	2	0	0	0	490	2	2
Total impaired consumer related loans	873	6	6	0	0	0	873	6	6
Total impaired loans	$16,302	$174	$32	$6,234	$24	$0	$22,536	$198	$32

	With No Related Allowance			With A Related Allowance			Total
	Average	Total	Cash Basis	Average	Total	Cash Basis	Average	Total	Cash Basis
	Recorded	Interest	Interest	Recorded	Interest	Interest	Recorded	Interest	Interest
(dollars in thousands)	Investment	Income	Income	Investment	Income	Income	Investment	Income	Income
Six months ended June 30, 2015
Builder & developer	$3,994	$121	$3	$1,895	$0	$0	$5,889	$121	$3
Commercial real estate investor	4,262	413	317	1,988	32	32	6,250	445	349
Residential real estate investor	977	14	0	920	12	0	1,897	26	0
Hotel/Motel	508	5	5	0	0	0	508	5	5
Wholesale & retail	390	9	2	0	0	0	390	9	2
Manufacturing	648	20	31	0	0	0	648	20	31
Agriculture	0	0	0	426	13	13	426	13	13
Other commercial	1,510	66	0	158	0	0	1,668	66	0
Total impaired commercial related loans	12,289	648	358	5,387	57	45	17,676	705	403
Residential mortgage	168	0	0	0	0	0	168	0	0
Home equity	130	0	0	0	0	0	130	0	0
Other consumer	387	10	5	0	0	0	387	10	5
Total impaired consumer related loans	685	10	5	0	0	0	685	10	5
Total impaired loans	$12,974	$658	$363	$5,387	$57	$45	$18,361	$715	$408

Six months ended June 30, 2014
Builder & developer	$4,233	$164	$17	$5,234	$14	$0	$9,467	$178	$17
Commercial real estate investor	7,440	150	52	0	0	0	7,440	150	52
Residential real estate investor	479	5	0	1,521	2	0	2,000	7	0
Hotel/Motel	410	10	0	0	0	0	410	10	0
Wholesale & retail	1,007	74	68	0	0	0	1,007	74	68
Manufacturing	669	21	0	0	0	0	669	21	0
Agriculture	0	0	0	447	16	0	447	16	0
Other commercial	1,266	31	21	333	7	0	1,599	38	21
Total impaired commercial related loans	15,504	455	158	7,535	39	0	23,039	494	158
Residential mortgage	148	4	3	0	0	0	148	4	3
Home equity	233	3	2	0	0	0	233	3	2
Other consumer	524	15	15	0	0	0	524	15	15
Total impaired consumer related loans	905	22	20	0	0	0	905	22	20
Total impaired loans	$16,409	$477	$178	$7,535	$39	$0	$23,944	$516	$178

Past Due and Nonaccrual

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule which shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at June 30, 2015 and December 31, 2014.

			≥ 90 Days
	30-59	60-89	Past Due		Total Past
	Days	Days	and		Due and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Loans
June 30, 2015
Builder & developer	$8	$103	$0	$2,045	$2,156	$129,679	$131,835
Commercial real estate investor	0	401	0	2,233	2,634	164,566	167,200
Residential real estate investor	0	0	0	1,058	1,058	117,054	118,112
Hotel/Motel	0	0	0	493	493	82,597	83,090
Wholesale & retail	159	0	0	0	159	77,442	77,601
Manufacturing	0	0	0	0	0	32,621	32,621
Agriculture	0	0	0	422	422	44,865	45,287
Other	0	12	0	1,089	1,101	195,086	196,187
Total commercial related loans	167	516	0	7,340	8,023	843,910	851,933
Residential mortgage	0	141	12	67	220	72,797	73,017
Home equity	293	146	0	141	580	83,677	84,257
Other	137	36	59	198	430	31,762	32,192
Total consumer related loans	430	323	71	406	1,230	188,236	189,466
Total loans	$597	$839	$71	$7,746	$9,253	$1,032,146	$1,041,399

December 31, 2014
Builder & developer	$106	$0	$0	$2,112	$2,218	$112,477	$114,695
Commercial real estate investor	0	0	0	3,173	3,173	141,033	144,206
Residential real estate investor	51	55	25	1,472	1,603	95,959	97,562
Hotel/Motel	0	0	0	520	520	78,892	79,412
Wholesale & retail	163	0	0	122	285	74,778	75,063
Manufacturing	0	0	0	0	0	34,162	34,162
Agriculture	432	0	0	0	432	41,704	42,136
Other	1,200	129	0	607	1,936	184,150	186,086
Total commercial related loans	1,952	184	25	8,006	10,167	763,155	773,322
Residential mortgage	0	0	29	118	147	32,306	32,453
Home equity	2,450	0	0	109	2,559	79,697	82,256
Other	94	80	0	393	567	31,492	32,059
Total consumer related loans	2,544	80	29	620	3,273	143,495	146,768
Total loans	$4,496	$264	$54	$8,626	$13,440	$906,650	$920,090

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

The table below shows loans whose terms have been modified under TDRs during the three and six months ended June 30, 2015 and 2014. There was no impairment loss recognized on any of these TDRs, and they are all performing under their modified terms. There were no defaults during the three and six months ended June 30, 2015 for TDRs entered into during the previous 12 month period.

	Modifications
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Recorded
	of	Recorded	Recorded	Investment
(dollars in thousands)	Contracts	Investments	Investments	at Period End
Three months ended:

June 30, 2015
None

June 30, 2014
Consumer related loans nonaccrual	1	$150	$120	$120

Six months ended:

June 30, 2015
None

June 30, 2014
Consumer related loans nonaccrual	1	$150	$120	$120
Commercial related loans accruing	1	$194	$194	$188

NOTE 6 – Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the three and six months ended June 30, 2015 and 2014.

	Allowance for Loan Losses
	April 1, 2015				June 30, 2015
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,123	$0	$0	$(217)	$1,906
Commercial real estate investor	2,611	0	0	19	2,630
Residential real estate investor	1,482	(54)	0	(44)	1,384
Hotel/Motel	688	0	0	14	702
Wholesale & retail	712	0	3	(129)	586
Manufacturing	195	0	0	(3)	192
Agriculture	338	0	0	171	509
Other commercial	1,420	(210)	0	313	1,523
Total commercial related loans	9,569	(264)	3	124	9,432
Residential mortgage	148	(12)	1	(71)	66
Home equity	203	0	0	(45)	158
Other consumer	184	(9)	12	(34)	153
Total consumer related loans	535	(21)	13	(150)	377
Unallocated	1,331	0	0	826	2,157
Total	$11,435	$(285)	$16	$800	$11,966

	Allowance for Loan Losses
	April 1, 2014				June 30, 2014
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,195	$0	$0	$46	$2,241
Commercial real estate investor	1,488	(200)	0	304	1,592
Residential real estate investor	1,430	0	190	(200)	1,420
Hotel/Motel	617	0	0	38	655
Wholesale & retail	639	0	4	(6)	637
Manufacturing	217	0	0	(5)	212
Agriculture	311	0	0	7	318
Other commercial	1,425	0	0	88	1,513
Total commercial related loans	8,322	(200)	194	272	8,588
Residential mortgage	59	(30)	0	32	61
Home equity	156	(1)	4	(2)	157
Other consumer	318	(125)	5	125	323
Total consumer related loans	533	(156)	9	155	541
Unallocated	1,458	0	0	(127)	1,331
Total	$10,313	$(356)	$203	$300	$10,460

	Allowance for Loan Losses
	January 1, 2015				June 30, 2015
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,236	$0	$0	$(330)	$1,906
Commercial real estate investor	2,204	0	0	426	2,630
Residential real estate investor	1,484	(543)	17	426	1,384
Hotel/Motel	671	0	0	31	702
Wholesale & retail	691	0	2	(107)	586
Manufacturing	201	0	0	(9)	192
Agriculture	329	0	0	180	509
Other commercial	1,554	(400)	0	369	1,523
Total commercial related loans	9,370	(943)	19	986	9,432
Residential mortgage	64	(40)	21	21	66
Home equity	176	(40)	0	22	158
Other consumer	216	(32)	19	(50)	153
Total consumer related loans	456	(112)	40	(7)	377
Unallocated	1,336	0	0	821	2,157
Total	$11,162	$(1,055)	$59	$1,800	$11,966

	Allowance for Loan Losses
	January 1, 2014				June 30, 2014
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,073	$0	$0	$168	$2,241
Commercial real estate investor	1,500	(200)	0	292	1,592
Residential real estate investor	1,482	(91)	190	(161)	1,420
Hotel/Motel	595	0	0	60	655
Wholesale & retail	637	(34)	22	12	637
Manufacturing	217	0	0	(5)	212
Agriculture	307	0	0	11	318
Other commercial	1,393	0	0	120	1,513
Total commercial related loans	8,204	(325)	212	497	8,588
Residential mortgage	65	(30)	4	22	61
Home equity	237	(41)	35	(74)	157
Other consumer	269	(251)	31	274	323
Total consumer related loans	571	(322)	70	222	541
Unallocated	1,200	0	0	131	1,331
Total	$9,975	$(647)	$282	$850	$10,460

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment at June 30, 2015 and 2014 and December 31, 2014.

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated For	Evaluated For		Evaluated For	Evaluated For
(dollars in thousands)	Impairment	Impairment	Balance	Impairment	Impairment	Balance
June 30, 2015
Builder & developer	$495	$1,411	$1,906	$5,685	$126,150	$131,835
Commercial real estate investor	845	1,785	2,630	6,051	161,149	167,200
Residential real estate investor	148	1,236	1,384	1,946	116,166	118,112
Hotel/Motel	0	702	702	493	82,597	83,090
Wholesale & retail	0	586	586	387	77,214	77,601
Manufacturing	0	192	192	640	31,981	32,621
Agriculture	263	246	509	422	44,865	45,287
Other commercial	0	1,523	1,523	1,933	194,254	196,187
Total commercial related	1,751	7,681	9,432	17,557	834,376	851,933
Residential mortgage	0	66	66	153	72,864	73,017
Home equity	0	158	158	141	84,116	84,257
Other consumer	0	153	153	380	31,812	32,192
Total consumer related	0	377	377	674	188,792	189,466
Unallocated	0	2,157	2,157	-	-	-
Total	$1,751	$10,215	$11,966	$18,231	$1,023,168	$1,041,399

December 31, 2014
Builder & developer	$953	$1,283	$2,236	$5,973	$108,722	$114,695
Commercial real estate investor	600	1,604	2,204	6,550	137,656	144,206
Residential real estate investor	559	925	1,484	1,738	95,824	97,562
Hotel/Motel	0	671	671	520	78,892	79,412
Wholesale & retail	0	691	691	394	74,669	75,063
Manufacturing	0	201	201	655	33,507	34,162
Agriculture	100	229	329	432	41,704	42,136
Other commercial	300	1,254	1,554	1,447	184,639	186,086
Total commercial related	2,512	6,858	9,370	17,709	755,613	773,322
Residential mortgage	0	64	64	146	32,307	32,453
Home equity	0	176	176	109	82,147	82,256
Other consumer	0	216	216	393	31,666	32,059
Total consumer related	0	456	456	648	146,120	146,768
Unallocated	0	1,336	1,336	-	-	-
Total	$2,512	$8,650	$11,162	$18,357	$901,733	$920,090

June 30, 2014
Builder & developer	$953	$1,288	$2,241	$6,453	$99,869	$106,322
Commercial real estate investor	0	1,592	1,592	6,643	135,584	142,227
Residential real estate investor	559	861	1,420	2,257	86,042	88,299
Hotel/Motel	0	655	655	599	77,046	77,645
Wholesale & retail	0	637	637	808	72,386	73,194
Manufacturing	0	212	212	666	35,253	35,919
Agriculture	100	218	318	442	39,727	40,169
Other commercial	300	1,213	1,513	1,766	176,200	177,966
Total commercial related	1,912	6,676	8,588	19,634	722,107	741,741
Residential mortgage	0	61	61	146	30,537	30,683
Home equity	0	157	157	184	80,554	80,738
Other consumer	0	323	323	504	34,242	34,746
Total consumer related	0	541	541	834	145,333	146,167
Unallocated	0	1,331	1,331	-	-	-
Total	$1,912	$8,548	$10,460	$20,468	$867,440	$887,908

Note 7—Deposits

The composition of deposits as of June 30, 2015 and December 31, 2014 is shown below.

	June 30,	December 31,
(dollars in thousands)	2015	2014
Noninterest bearing demand	$141,734	$121,673
NOW	94,993	90,158
Money market	343,124	313,932
Savings	71,694	43,098
Time deposits less than $100,000	252,995	222,237
Time deposits $100,000 or more	175,105	163,875
Total deposits	$1,079,645	$954,973

Note 8—Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. At June 30, 2015, the balance of securities sold under agreements to repurchase was $30,628,000 compared to $42,184,000 at December 31, 2014. There were no other short-term borrowings at June 30, 2015 and December 31, 2014.

The following table presents a summary of long-term debt as of June 30, 2015 and December 31, 2014. PeoplesBank’s long-term debt obligations to the FHLBP are fixed rate instruments. Under terms of a blanket collateral agreement with the FHLBP, the obligations are secured by FHLBP stock and PeoplesBank qualifying loan receivables, principally real estate secured loans.

	June 30,	December 31,
(dollars in thousands)	2015	2014
PeoplesBank’s obligations:
Federal Home Loan Bank of Pittsburgh (FHLBP)
Due July 2015, 1.90%	$5,000	$5,000
Due July 2016, 2.35%	5,000	5,000
Due September 2016, 1.18%	10,000	10,000
Due October 2016, 1.06%	10,000	10,000
Due October 2016, 1.10%	10,000	10,000
Due April 2017, 0.97%	10,000	10,000
Due November 2017, 1.19%	5,000	5,000
Due March 2018, 1.17%	10,000	10,000
Due June 2018, 1.87%	5,000	5,000
Due November 2018, 1.62%	5,000	5,000
Due June 2019, 2.10%	5,000	5,000
Due June 2019, 1.64%	5,000	0
Due June 2020, 1.87%	15,000	0
Due June 2021, 2.14%	15,000	0
Total FHLBP	115,000	80,000
Capital lease obligation	49	96
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 2.31%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 1.82% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Total long-term debt	$125,359	$90,406

PeoplesBank obtained $35,000,000 in new FHLBP advances during the second quarter of 2015. These new advances are lower-rate borrowings with intermediate term bullet maturities to supplement deposits for funding loan growth, and to provide a partial hedge against market interest rates by having maturities similar to the amortization of fixed rate commercial loans in the Corporation’s portfolio.

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

Management believes that Codorus Valley and PeoplesBank were well capitalized on June 30, 2015 based on regulatory capital guidelines. The table below provides a comparison of the Corporation’s and PeoplesBank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirement for the periods indicated.

			Minimum for		Well Capitalized
	Actual		Capital Adequacy		Minimum*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Codorus Valley Bancorp, Inc. (consolidated)
at June 30, 2015
Capital ratios:
Common equity Tier 1	$106,179	9.97%	$47,918	4.50%	n/a	n/a
Tier 1 risk based	128,179	12.04	63,890	6.00	n/a	n/a
Total risk based	140,145	13.16	85,187	8.00	n/a	n/a
Leverage	128,179	9.62	53,311	4.00	n/a	n/a

at December 31, 2014
Capital ratios:
Tier 1 risk based	$125,773	13.24%	$37,991	4.00%	n/a	n/a
Total risk based	136,935	14.42	75,982	8.00	n/a	n/a
Leverage	125,773	10.32	48,759	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at June 30, 2015
Capital ratios:
Common equity Tier 1	$124,516	11.73%	$47,767	4.50%	$68,996	6.50%
Tier 1 risk based	124,516	11.73	63,689	6.00	84,918	8.00
Total risk based	136,482	12.86	84,918	8.00	106,148	10.00
Leverage	124,516	9.37	53,170	4.00	66,462	5.00

at December 31, 2014
Capital ratios:
Tier 1 risk based	$121,634	12.85%	$37,863	4.00%	$56,795	6.00%
Total risk based	132,796	14.03	75,727	8.00	94,658	10.00
Leverage	121,634	10.01	48,615	4.00	60,768	5.00

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

Preferred Stock Issued under the US Treasury’s Small Business Lending Fund Program

The U.S. Department of the Treasury (“Treasury”) has a capital investment in the Corporation pursuant to the Corporation’s participation in the Treasury’s Small Business Lending Funding Program (“SBLF Program”). In August 2011, the Corporation sold to the Treasury, for an aggregate purchase price of $25,000,000, 25,000 shares of non-cumulative, perpetual preferred stock, Series B, $1,000 liquidation value, $2.50 par value. On May 30, 2014, the Corporation redeemed 13,000 of the 25,000 outstanding shares of the Corporation’s preferred stock that had been issued to the Treasury, leaving 12,000 outstanding shares representing $12,000,000 of preferred stock outstanding as of June 30, 2015. The May 30, 2014 preferred stock redemption was funded primarily with the funds the Corporation raised in the March 26, 2014 private placement of its common stock.

The annualized dividend rate on the preferred stock issued under the SBLF Program was 1 percent for the three months ended June 30, 2015 and 2014. Based on the increase in the qualified small business lending portfolio balance over the baseline level at September 30, 2013, the dividend rate will remain at 1 percent through February 18, 2016. Thereafter, under the terms of the Series B preferred stock, the dividend rate will increase to 9% (including a quarterly lending incentive fee of 0.5%). Additional information about the Series B preferred stock is disclosed in Note 10—Shareholders’ Equity in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

Common Stock Dividend

Periodically, the Corporation distributes stock dividends on its common stock. The Corporation distributed a 5 percent stock dividend on December 9, 2014, which resulted in the issuance of 275,900 additional common shares.

Note 11—Contingent Liabilities

There are no legal proceedings pending against Codorus Valley Bancorp, Inc. or any of its subsidiaries which are expected to have a material impact upon the consolidated financial position and/or operating results of the Corporation, other than routine litigation incidental to the business. Management is not aware of any proceedings known or contemplated by government authorities.

Note 12—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $16,451,000 of standby letters of credit outstanding on June 30, 2015, compared to $19,651,000 on December 31, 2014. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of June 30, 2015 and December 31, 2014, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

		Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
(dollars in thousands)	Total	Identical Assets	Inputs	Inputs
June 30, 2015
Securities available-for-sale:
U.S. agency	$17,171	$0	$17,171	$0
U.S. agency mortgage-backed, residential	125,119	0	125,119	0
State and municipal	71,347	0	71,347	0

December 31, 2014
Securities available-for-sale:
U.S. agency	$17,907	$0	$17,907	$0
U.S. agency mortgage-backed, residential	124,815	0	124,815	0
State and municipal	70,452	0	70,452	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans

Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At June 30, 2015, the fair value of impaired loans with a valuation allowance or charge-off was $4,589,000, which is net of valuation allowances of $1,751,000 and charge-offs of $866,000. At December 31, 2014 the fair value of impaired loans with a valuation allowance or charge-off was $3,058,000, which is net of valuation allowances of $2,512,000 and charge-offs of $26,000.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. At June 30, 2015, the fair value of foreclosed real estate with a valuation allowance or write-down was $1,115,000, which is net of valuation allowances of $1,668,000 and write-downs of $34,000. At December 31, 2014, the carrying value of foreclosed real estate with a valuation allowance or write-down was $1,198,000, which is net of valuation allowances of $1,687,000 and no write-downs.

		Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
(dollars in thousands)	Total	Identical Assets	Observable Inputs	Inputs
June 30, 2015
Impaired loans	$4,589	$0	$0	$4,589
Foreclosed real estate	1,115	0	0	1,115

December 31, 2014
Impaired loans	$3,058	$0	$0	$3,058
Foreclosed real estate	1,198	0	0	1,198

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation		Unobservable			Weighted
(dollars in thousands)	Estimate	Techniques		Input		Range	Average
June 30, 2015
Impaired loans	$4,589	Appraisal	(1)	Appraisal adjustments	(2)	15% - 25%	18%
Foreclosed real estate	1,115	Appraisal	(1)	Appraisal adjustments	(2)	15% - 65%	60%

December 31, 2014
Impaired loans	$3,058	Appraisal	(1)	Appraisal adjustments	(2)	13% - 25%	16%
Foreclosed real estate	1,198	Appraisal	(1)	Appraisal adjustments	(2)	15% - 68%	64%

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

Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of the Corporation’s financial instruments as of June 30, 2015 and December 31, 2014:

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

The following presents the carrying amounts and estimated fair values of the Corporation’s financial instruments as of June 30, 2015 and December 31, 2014.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices	Significant	Significant
			in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
(dollars in thousands)	Amount	Fair Value	Identical Assets	Inputs	Inputs
June 30, 2015
Financial assets
Cash and cash equivalents	$58,993	$58,993	$58,993	$0	$0
Securities available-for-sale	213,637	213,637	$0	213,637	0
Restricted investment in bank stocks	5,228	5,228	0	5,228	0
Loans held for sale	1,049	1,074	0	1,074	0
Loans, net	1,029,433	1,043,270	0	0	1,043,270
Interest receivable	3,778	3,778	0	3,778	0

Financial liabilities
Deposits	$1,079,645	$1,079,859	$0	$1,079,859	$0
Short-term borrowings	30,628	30,628	0	30,628	0
Long-term debt	125,359	122,706	0	115,672	7,034
Interest payable	510	510	0	510	0

Off-balance sheet instruments	0	0	0	0	0

December 31, 2014
Financial assets
Cash and cash equivalents	$31,094	$31,094	$31,094	$0	$0
Securities available-for-sale	213,174	213,174	0	213,174	0
Restricted investment in bank stocks	3,799	3,799	0	3,799	0
Loans held for sale	464	475	0	475	0
Loans, net	908,928	924,930	0	0	924,930
Interest receivable	3,702	3,702	0	3,702	0

Financial liabilities
Deposits	$954,973	$955,581	$0	$955,581	$0
Short-term borrowings	42,184	42,184	0	42,184	0
Long-term debt	90,406	88,120	0	80,367	7,753
Interest payable	477	477	0	477	0

Off-balance sheet instruments	0	0	0	0	0

Note 14—Assets and Liabilities Subject to Offsetting

Securities Sold Under Agreements to Repurchase

PeoplesBank enters into agreements with customers in which it sells securities subject to an obligation to repurchase the same securities (“Repurchase Agreements”). The contractual maturity of the repurchase agreement is overnight and continues until either party terminates the agreement. These repurchase agreements are accounted for as a collateralized financing arrangement (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability (short-term borrowings) in the Corporation’s consolidated financial statements of condition, while the securities underlying the repurchase agreements are appropriately segregated for safekeeping purposes and remain in the respective securities asset accounts. Thus, there is no offsetting or netting of the securities with the repurchase agreement liabilities.

Gross amounts Not Offset in
		Gross	Net Amounts	the Statements of Condition
	Gross	Amounts	of Liabilities	Financial Instruments
	Amounts of	Offset in the	Presented in	U.S. agency	Cash
	Recognized	Statements	the Statements	mortgage-backed,	Collateral	Net
(dollars in thousands)	Liabilities	of Condition	of Condition	residential	Pledged	Amount
June 30, 2015
Repurchase Agreements	$30,628	$0	$30,628	$(30,628)	$0	$0

December 31, 2014
Repurchase Agreements	$42,184	$0	$42,184	(42,184)	$0	$0

As of June 30, 2015 and December 31, 2014, the fair value of securities pledged in connection with repurchase agreements was $39,944,000 and $60,872,000, respectively.

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

Note that many factors, some of which are discussed elsewhere in this report and in the documents that are incorporated by reference, could affect the future financial results of the Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this Form 10-Q. These factors include, but are not limited to, the following:

•	Operating, legal and regulatory risks;
•	Credit risk, including an increase in nonperforming assets requiring loss provisions and the incurrence of carrying costs related to nonperforming assets;
•	Interest rate fluctuations which could increase our cost of funds or decrease our yield on earning assets and therefore reduce our net interest income;
•	Other-than-temporary declines in the market value of investment securities;
•	Unavailability of capital when needed, or availability at less than favorable terms;
•	Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, which may adversely affect the Corporation’s operations, net income or reputation;
•	Inability to achieve merger-related synergies, and difficulties in integrating the business and operations of acquired institutions;
•	A prolonged economic downturn;
•	Political and competitive forces affecting banking, securities, asset management and credit services businesses;
•	The effects of and changes in the rate of FDIC premiums, including special assessments;
•	Future legislative or administrative changes to U.S. governmental capital programs;
•	Enacted financial reform legislation which may have a significant impact on the Corporation’s business and operating results; and
•	The risk that management’s analysis of these risks and forces could be imprecise and/or that the strategies developed to address them could be unsuccessful.

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

Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014

Financial Highlights

The Corporation’s net income available to common shareholders (earnings) was $2,890,000 for the quarter ended June 30, 2015, compared to $2,755,000 for the quarter ended June 30, 2014, an increase of $135,000 or 5 percent.

•	Net interest income for the second quarter of 2015 increased $1,540,000 or 15 percent above the second quarter of 2014, primarily due to increased interest income from a higher volume of loans due to both (i) the Corporation’s acquisition of $77 million of loans, mostly residential mortgages, in the Madison transaction on January 16, 2015, and (ii) core commercial loan growth over the previous twelve months.

•	The Corporation’s net interest margin (tax-equivalent basis) for the second quarter of 2015 was 3.83 percent, compared to 3.73 percent for the second quarter of 2014. PeoplesBank continues to have success in growing low-cost core deposits and reducing the costs of time deposits, while maintaining reasonable yields on new loan growth in the current price-competitive lower rate environment.

•	Noninterest income for the second quarter of 2015 increased $216,000 or 11 percent compared to the second quarter of 2014. Several sources contributed to the rise in noninterest revenues, including growth in trust assets under management and related fees, a greater volume of mortgage originations and gains on loans sold, and increased deposit service fees generated by higher transaction volumes and fee schedule changes.

•	Noninterest expenses in the second quarter of 2015 were $982,000 or 12 percent higher than the second quarter of 2014. Personnel and facility costs accounted for the majority of the increase, reflecting additional compensation, benefits, and occupancy expenses supporting the four acquired Madison financial centers, and the two recently opened financial centers in Shrewsbury, PA and Camp Hill, PA.

•	The provision for loan losses for the second quarter of 2015 was $800,000, representing a $500,000 increase as compared to a provision of $300,000 for the second quarter of 2014. The increased provision supported adequate loan loss reserve coverage considering several factors, including the Corporation’s commercial loan growth and higher loan balances outstanding as of June 30, 2015. The allowance as a percentage of total loans was 1.15 percent at June 30, 2015, as compared to 1.21 percent at December 31, 2014, and 1.18 percent at June 30, 2014.

•	The provision for income taxes for the second quarter of 2015 increased by $161,000 or 14 percent as compared to the second quarter of 2014. The increase reflects several factors, including the higher level of pre-tax income in the second quarter of 2015, and the decreased amount of tax-exempt investment income for 2015 as compared to the prior year.

The schedule below presents selected performance metrics for the second quarter of both 2015 and 2014. The 2014 per share amounts reflect the impact of the 5 percent common stock dividend declared and distributed in the fourth quarter of 2014.

	Three months ended
	June 30,
	2015	2014
Basic earnings per common share	$0.49	$0.48
Diluted earnings per common share	$0.49	$0.47
Cash dividend payout ratio	25.30%	23.83%
Return on average assets	0.87%	0.93%
Return on average equity	9.55%	9.63%
Net interest margin (tax equivalent basis)	3.83%	3.73%
Net overhead ratio	2.04%	2.02%
Efficiency ratio	62.45%	63.21%
Average equity to average assets	9.14%	9.71%

A more detailed analysis of the factors and trends affecting the Corporation’s earnings and financial position follows.

Income Statement Analysis

Net Interest Income

Net interest income for the quarter ending June 30, 2015 was $11,829,000, an increase of $1,540,000 or 15 percent compared to net interest income of $10,289,000 for the second quarter of 2014. The increase was primarily attributable to increased loan interest income. The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets for the quarter, was 3.83 percent for the second quarter of 2015, which compared favorably to the 3.73 percent net interest margin for the second quarter of 2014.

Total interest income for the second quarter of 2015 totaled $13,806,000, an increase of $1,442,000 or 12 percent above the amount of total interest income for the second quarter of 2014. The increase was primarily a result of a significant increase in loan income, partially offset by a decline in investment income.

Interest income on loans increased $1,675,000 or 15 percent in the second quarter of 2015 compared to the same period in 2014. The average volume of loans increased approximately $153,000,000 or 17 percent in the second quarter of 2015 compared to the same quarter in 2014, reflecting both core commercial loan growth over the past year, and the impact of the loans acquired from Madison during the first quarter of 2015. The impact of the increased loan volume on interest income was slightly offset by a decrease in the overall tax-equivalent yield on loans for the second quarter of 2015, which declined by 9 basis points compared to the second quarter of 2014.

Investment income for the second quarter of 2015 decreased $224,000 or 15 percent compared to the second quarter of 2014. Contributing to the decrease, the tax-equivalent yield on investments for the second quarter of 2015 was 2.68 percent or 34 basis points lower than the investment yield of 3.02 percent for the second quarter of 2014, as the yields on maturing investments (primarily tax-exempt municipal securities) were generally higher than yields on investments purchased in the current lower interest rate environment. Also, the average volume of investment securities decreased 5 percent when comparing the second quarter of 2015 to the same period in 2014, as some funds from investment maturities and sales were not fully reinvested, but were used for other purposes, including providing funds to support loan growth.

Total interest expense for the second quarter of 2015 totaled $1,977,000, a decrease of $98,000 or 5 percent as compared to total interest expense of $2,075,000 for the second quarter of 2014. A decrease in the overall cost of deposits was partially offset by additional interest expense from an increase in the average volume of long-term borrowings outstanding.

Interest expense on deposits decreased $190,000 or 11 percent in the second quarter of 2015 compared to the same period in 2014. Decreases in the rate of interest paid on deposits in the continuing low rate environment more than offset the additional interest expense attributable to an increase in the volume of deposits. The average rate paid on interest-bearing deposits in the second quarter of 2015 was 0.66 percent, a decrease from the average rate of 0.82 percent paid on interest-bearing deposits during the second quarter of 2014. The average volume of interest-bearing deposits for the second quarter of 2015 increased by $83,000,000 or 10 percent compared to the second quarter of 2014. This increase was primarily due to the retention of a significant amount of the $80,000,000 of time deposits and $24,000,000 of savings deposits assumed in the Madison transaction in January 2015. Also, the Corporation experienced a favorable increase in noninterest-bearing deposits, with the average volume for the second quarter of 2015 increasing to $139,000,000 as compared to $114,000,000 for the second quarter of 2014.

Interest expense on borrowings for the second quarter of 2015 increased by $92,000 compared to the second quarter of 2014, due primarily to an increase in the average balance of long-term debt. Outstanding long-term borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB) averaged $102,000,000 for the second quarter of 2015, compared to an average balance of approximately $80,000,000 for the second quarter of 2014. The increase related primarily to new FHLB advances totaling $35,000,000 obtained in June 2015 as more fully described in Note 8 – Short-Term Borrowings and Long-Term Debt. These new advances are lower-rate borrowings with intermediate term bullet maturities to supplement deposits for funding expected loan growth, and to provide a partial hedge against rising market interest rates by having maturities similar to the amortization of fixed rate commercial loans in the Corporation’s portfolio. The rate on average long-term borrowings for the second quarter of 2015 was 1.53 percent, a slight increase as compared to the rate of 1.48 percent for the second quarter of 2014.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended June 30,
	2015			2014
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$21,772	$14	0.26%	$36,740	$23	0.25%
Investment securities:
Taxable	149,264	810	2.18	149,407	951	2.55
Tax-exempt	66,349	628	3.80	76,918	752	3.92
Total investment securities	215,613	1,438	2.68	226,325	1,703	3.02

Loans:
Taxable (1)	1,008,810	12,386	4.92	859,412	10,737	5.01
Tax-exempt	21,998	260	4.74	18,096	221	4.90
Total loans	1,030,808	12,646	4.92	877,508	10,958	5.01
Total earning assets	1,268,193	14,098	4.46	1,140,573	12,684	4.46
Other assets (2)	69,737			60,447
Total assets	$1,337,930			$1,201,020
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$428,376	$350	0.33%	$381,758	$329	0.35%
Savings	70,410	18	0.10	41,236	20	0.19
Time	437,803	1,183	1.08	430,927	1,392	1.30
Total interest bearing deposits	936,589	1,551	0.66	853,921	1,741	0.82
Short-term borrowings	28,784	38	0.53	27,176	37	0.55
Long-term debt	101,912	388	1.53	80,463	297	1.48
Total interest bearing liabilities	1,067,285	1,977	0.74	961,560	2,075	0.87

Noninterest bearing deposits	139,137			114,409
Other liabilities	9,179			8,454
Shareholders’ equity	122,329			116,597

Total liabilities and shareholders’ equity	$1,337,930			$1,201,020
Net interest income (tax equivalent basis)		$12,121			$10,609
Net interest margin (3)			3.83%			3.73%
Tax equivalent adjustment		(292)			(320)
Net interest income		$11,829			$10,289

(1)	Average balance includes average nonaccrual loans of $7,450,000 for 2015 and $12,001,000 for 2014.

Interest includes net loan fees of $510,000 for 2015 and $362,000 for 2014.

(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.

(3)	Net interest income (tax equivalent basis) annualized as a percentage of average interest earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended
	June 30,
	2015 vs. 2014
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$(9)	$0	$(9)
Investment securities:
Taxable	(10)	(131)	(141)
Tax-exempt	(104)	(20)	(124)
Loans:
Taxable	2,063	(414)	1,649
Tax-exempt	48	(9)	39
Total interest income	1,988	(574)	1,414
Interest Expense
Deposits:
Interest bearing demand	45	(24)	21
Savings	15	(17)	(2)
Time	22	(231)	(209)
Short-term borrowings	1	0	1
Long-term debt	76	15	91
Total interest expense	159	(257)	(98)
Net interest income	$1,829	$(317)	$1,512

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

The provision for loan losses is an expense charged to earnings to cover the estimated losses attributable to uncollected loans. The provision reflects management’s judgment of an appropriate level for the allowance for loan losses. For the second quarter of 2015, the provision for loan losses was $800,000 as compared to a provision of $300,000 for the second quarter of 2014. The increased provision was provided to maintain the adequacy of the allowance for loan losses, particularly given the substantial growth in the loan portfolio in the twelve months ending June 30, 2015. Despite the comparatively higher provision for the second quarter of 2015 versus the same period in 2014, the allowance as a percentage of total loans was 1.15 percent at June 30, 2015, as compared to 1.21 percent at December 31, 2014, and 1.18 percent at June 30, 2014. The impact of the increased provision for the second quarter of 2015 was partially offset by $269,000 of net charge-offs recorded in the second quarter of 2015, including partial charge-offs on three impaired commercial credits to reflect confirmed losses due primarily to collateral deficiencies. Also, no allowance for loan losses was added relative to the $77,000,000 of loans acquired from Madison in January 2015 as such loans were recorded on the Corporation’s balance sheet at fair value in accordance with acquisition accounting principles.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 61.

Noninterest Income

The following table presents the components of total noninterest income for the second quarter of 2015, compared to the second quarter of 2014.

Table 3 - Noninterest income

	Three months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2015	2014	$	%

Trust and investment services fees	$604	$525	$79	15%
Income from mutual fund, annuity and insurance sales	159	192	(33)	(17)
Service charges on deposit accounts	875	760	115	15
Income from bank owned life insurance	173	175	(2)	(1)
Other income	166	164	2	1
Net gain on sales of loans held for sale	157	102	55	54
Total noninterest income	$2,134	$1,918	$216	11%

The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The $79,000 or 15 percent increase in trust and investment services fees was due primarily to an increase in the volume of assets under management from both growth in traditional trust business and appreciation in the market value of managed accounts, as well as rate increases in certain wealth management fees.

Income from mutual fund, annuity and insurance sales—The $33,000 or 17 percent decrease in income from the sale of mutual fund, annuity and insurance products by Codorus Valley Financial Advisors, Inc. (“CVFA”), a subsidiary of PeoplesBank, was due to the high volume of sales and income for the second quarter of 2014 (the strongest quarterly performance in the previous two years). The second quarter of 2014 accounted for 30 percent of the total of all 2014 income from the sale of non-deposit investment and insurance products.

Service charges on deposit accounts—The $115,000 or 15 percent increase in service charge income on deposit accounts was due to both (i) an increase in the volume of demand deposit accounts subject to fees, including deposit accounts assumed in the Madison acquisition in January 2015, and (ii) from planned fee schedule increases for certain service charge categories. The fee schedule changes were implemented during the first quarter of 2015, and were in effect during the entire second quarter.

Net gain on sales of loans held for sale—The $55,000 or 54 percent increase in gains from the sale of residential mortgage loans held for sale follows the 2015 year-to-date favorable trend of increased fixed-rate mortgage originations and refinance activity, while the mortgage origination and sales during the second quarter of 2014 had reflected a lower-than-average volume of activity.

Noninterest Expense

The following table presents the components of total noninterest expense for the second quarter of 2015, compared to the second quarter of 2014.

Table 4 - Noninterest expense

	Three months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2015	2014	$	%

Personnel	$4,893	$4,288	$605	14%
Occupancy of premises, net	784	515	269	52
Furniture and equipment	672	551	121	22
Postage, stationery and supplies	189	163	26	16
Professional and legal	246	206	40	19
Marketing	470	413	57	14
FDIC insurance	174	173	1	1
Debit card processing	220	193	27	14
Charitable donations	18	32	(14)	(44)
Telephone	158	145	13	9
External data processing	262	233	29	12
Merger related	49	50	(1)	(2)
Foreclosed real estate including (gains) losses on sales	32	167	(135)	(81)
Other	801	857	(56)	(7)
Total noninterest expense	$8,968	$7,986	$982	12%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $605,000 or 14 percent increase in personnel expense was due largely to the impact of adding new employees from (i) the four Maryland financial centers acquired in the Madison acquisition in January 2015, and (ii) the two financial centers in Shrewsbury, PA and Camp Hill, PA that were opened after the second quarter of 2014. These financial center personnel additions as well as other planned staff additions to support continued business growth resulted in a 15 percent increase to the Corporation’s full-time equivalents (FTEs) from June 2014 to June 2015.

Occupancy; furniture and equipment – The $390,000 or 37 percent increase in combined occupancy and furniture and equipment costs was due primarily to the addition of seven facilities to the Corporation since the second quarter of 2014, including four financial centers from the Madison acquisition, two financial centers in Pennsylvania (Shrewsbury and Camp Hill), and a new administrative services center near the Corporation’s headquarters in York, PA.

Postage, stationery and supplies—The $26,000 or 16 percent increase in postage, stationery, and supplies expenses reflects the incremental costs of supporting six additional financial centers and the related customer accounts, including those added from the January 2015 Madison acquisition.

Professional and legal—The $40,000 or 19 percent increase in professional and legal expenses reflects additional legal support, and planned accounting fee increases, given the expanded business profile of the franchise and post-acquisition support activities.

Marketing—The $57,000 or 14 percent increase in marketing expenses reflects the timing of the Corporation’s planned higher volume of branding, promotion, and advertising activities in the new Maryland markets acquired from Madison.

Debit card processing—The $27,000 or 14 percent increase in debit card processing reflects year over year higher debit card transaction volume, due primarily to the increased number of demand deposit accounts and debit cards, including those related to the Madison acquisition.

Charitable donations—The $14,000 or 44 percent decrease in quarterly charitable donations was primarily due to changes in the timing of donations (as the comparison of year-to-date charitable donations reflects a lower 4 percent variance). Most donations to nonprofit organizations qualify for related state tax credits that typically range from 55 to 90 percent of the donated amount, effectively lowering the cost of the donation. PeoplesBank uses state tax credits from donations to reduce its Pennsylvania shares tax expense which is included in other expenses.

External data processing—The $29,000 or 12 percent increase in external data processing expenses reflects the additional third-party processing costs for to support data processing and information security requirements for the new employees and customers from the addition of six new financial centers since the second quarter of 2014, including those added from the Corporation’s acquisition of Madison in January 2015.

Foreclosed real estate—The $135,000 or 81 percent decrease in foreclosed real estate expenses was primarily the result of a significant reduction in the number of foreclosed properties held by the Bank in 2015 versus the prior year (reflected by a 50 percent decrease in the balance of foreclosed real estate assets when comparing the June 30, 2015 to June 30, 2014). These expenses include real estate taxes, property maintenance, marketing and listing expenses, appraisal costs, and valuation adjustments based upon updated impairment analyses.

Provision for Income Taxes

The provision for income taxes for the second quarter of 2015 was $1,275,000, an increase of $161,000 or 14 percent as compared to the second quarter of 2014. Several factors contributed to the increase, including the higher level of pre-tax income for the second quarter of 2015 versus the same period in 2014, and the decreased amount of tax-exempt investment income for 2015 as compared to the prior year. Also, the tax liability and provision reflected the impact of certain merger-related expenses being nondeductible for federal tax purposes. For both the second quarter of 2015 and 2014, the Corporation’s statutory federal income tax rate was 34 percent. However, the effective income tax rate was 30 percent for the second quarter of 2015, compared to 28 percent for the second quarter of 2014. The effective tax rate differs from the statutory tax rate due to the impact of certain elements with specific tax benefits, including low-income housing credits and tax-exempt income, including income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance. The Corporation’s income earned on tax-exempt investment and loan assets decreased to $596,000 in the second quarter of 2015 as compared to $653,000 for the second quarter of 2014, resulting in a decrease of the related tax benefit.

Preferred Stock Dividends

Preferred stock dividends for the second quarter of 2015 totaled $30,000 compared to $52,000 for the second quarter of 2014. Though an annualized dividend rate of 1 percent applied to both periods, the amount of preferred stock dividends for the second quarter of 2015 decreased compared to the same period in 2014 because, on May 30, 2014 (as reported on a Form 8-K filed on the same date), the Corporation used the net proceeds from a private placement of common stock, and additional cash, to redeem $13,000,000 of the $25,000,000 in outstanding shares of the Corporation’s Series B preferred stock held by the United States Department of the Treasury. The Corporation is currently paying the lowest permissible dividend rate under the U.S. Treasury’s Small Business Lending Fund Program (“SBLF Program”) as a result of originating loans that qualify for the SBLF Program in excess of a pre-determined loan portfolio baseline balance. Information about the SBLF Program is provided in this report at Note 10-Shareholders’ Equity.

Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014

Financial Highlights

The Corporation’s net income available to common shareholders (earnings) was $5,294,000 for the first six months of 2015 compared to $5,696,000 for the first six months of 2014, a decrease of $402,000 or 7 percent. Contributing to the decrease was nonrecurring expenses associated with the Madison acquisition which occurred in the first quarter of 2015.

•	Net interest income for the first six months of 2015 increased $2,797,000 or 14 percent above the first six months of 2014, primarily due to increased interest income from a higher volume of loans due to both (i) the Corporation’s acquisition of $77 million of loans, mostly residential mortgages, in the Madison transaction on January 16, 2015, and (ii) core commercial loan growth over the previous twelve months.

•	The Corporation’s net interest margin (tax-equivalent basis) for the six months ended June 30, 2015 was 3.88 percent, compared to 3.85 percent for the first six months of 2014. PeoplesBank continues to have success in growing low-cost core deposits and reducing the costs of time deposits, while maintaining reasonable yields on new loan growth in the current price-competitive lower rate environment.

•	Noninterest income for the first six months of 2015 increased $843,000 or 23 percent compared to the first six months of 2014. Several sources contributed to the rise in noninterest revenues, including growth in trust assets under management and related fees, a greater volume of mortgage originations and gains on loans sold, increased deposit service fees generated by higher transaction volumes and fee schedule changes, and gains on sales of securities in the first six months of 2015 (no securities were sold in the first six months of 2014).

•	Noninterest expenses for the first six months of 2015 were $2,923,000 or 19 percent higher than the first six months of 2014. Personnel and facility costs accounted for the majority of the increase, reflecting additional compensation, benefits, and occupancy expenses supporting the four acquired Madison financial centers, and the two recently opened financial centers in Shrewsbury, PA and Camp Hill, PA. Also contributing to the increase was $474,000 of nonrecurring noninterest expenses in the first six months of 2015 associated with the Madison acquisition, including one-time costs for systems conversion and integration, external legal and professional fees, and severance costs.

•	The provision for loan losses for the first six months of 2015 was $1,800,000 or a $950,000 increase as compared to a provision of $850,000 for the first six months of 2014. The increased provision supported adequate loan loss reserve coverage considering several factors, including the Corporation’s substantial commercial loan growth in the past twelve months. The allowance as a percentage of total loans was 1.15 percent at June 30, 2015, as compared to 1.18 percent at June 30, 2014.

•	The provision for income taxes for the first six months of 2015 increased by $223,000 or 11 percent as compared to the first six months of 2014. The increase is primarily related to the decreased amount of tax-exempt investment income for 2015 as compared to the prior year. The tax liability and provision also reflect the impact of certain merger-related expenses incurred by the Corporation in the first half of 2015 which are expected to be nondeductible for federal tax purposes.

On June 30, 2015, the Corporation’s total assets were over $1.37 billion, an increase of 13 percent since December 31, 2014. The increase resulted from both the Corporation’s acquisition of $134 million of assets from Madison in the first quarter of 2015, and continued core loan growth through the first six months of the year.

The Corporation’s capital level remained sound as evidenced by regulatory capital ratios that exceed current regulatory requirements for well capitalized institutions. As of June 30, 2015, the Corporation’s capital calculations and ratios reflect full compliance with the Basel III regulatory capital framework, which became effective on January 1, 2015.

The schedule below presents selected performance metrics for the first six months of both 2015 and 2014. The 2014 per share computations include the effect of the 5 percent common stock dividend declared and distributed in the fourth quarter of 2014.

	Six months ended
	June 30,
	2015	2014
Basic earnings per common share	$0.90	$1.06
Diluted earnings per common share	$0.90	$1.03
Cash dividend payout ratio	27.58%	21.65%
Return on average assets	0.81%	0.99%
Return on average equity	8.87%	10.21%
Net interest margin (tax equivalent basis)	3.88%	3.85%
Net overhead ratio	2.19%	2.03%
Efficiency ratio	65.29%	61.98%
Average equity to average assets	9.14%	9.65%

A more detailed analysis of the factors and trends affecting the Corporation’s earnings and financial position follows.

Income Statement Analysis

Net Interest Income

Net interest income for the six months ending June 30, 2015 was $23,507,000, an increase of $2,797,000 or 14 percent compared to net interest income of $20,710,000 for the first six months of 2014. The increase was primarily attributable to increased loan interest income. The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets for the quarter, was 3.88 percent for the first half of 2015, which was comparable to the 3.85 percent net interest margin for the first half of 2014.

Total interest income for the first six months of 2015 totaled $27,492,000, an increase of $2,715,000 or 11 percent above the amount of total interest income for the first six months of 2014. The increase was primarily a result of a significant increase in loan income, partially offset by a decline in investment income.

Interest income on loans increased $2,982,000 or 14 percent in the first six months of 2015 compared to the same period in 2014. The average volume of loans increased approximately $140,000,000 or 16 percent in the first six months of 2015 compared to the first half of 2014, reflecting both core commercial loan growth over the past year, and the impact of the loans acquired from Madison during the first quarter of 2015. The impact of the increased loan volume on interest income was slightly offset by a decrease in the overall tax-equivalent yield on loans for the first half of 2015, which declined by 10 basis points compared to the first half of 2014.

Investment income for the first six months of 2015 decreased $274,000 or 10 percent compared to the first six months of 2014. Contributing to the decrease, the average volume of investment securities decreased 6 percent when comparing the first half of 2015 to the same period in 2014, as some funds from investment maturities and sales were not fully reinvested, but were used for other purposes, including providing funds to support loan growth. Also, the tax-equivalent yield on investments for the first half of 2015 was 2.84 percent or 16 basis points lower than the investment yield of 3.00 percent for the first half of 2014, as the yields on maturing investments (primarily tax-exempt municipal securities) were generally higher than yields on investments purchased in the current lower interest rate environment.

Total interest expense for the first six months of 2015 totaled $3,985,000, a decrease of $82,000 or 2 percent as compared to total interest expense of $4,067,000 for the first six months of 2014. A decrease in the overall cost of deposits was partially offset by additional interest expense from an increase in the average volume of long-term borrowings outstanding.

Interest expense on deposits decreased of $221,000 or 6 percent in the first half of 2015 compared to the same period in 2014. Decreases in the rate of interest paid on deposits in the continuing low rate environment more than offset the additional interest expense attributable to an increase in the volume of deposits. The average rate paid on interest-bearing deposits in the first half of 2015 was 0.69 percent, a decrease from the average rate of 0.82 percent paid on interest-bearing deposits during the first half of 2014. The average volume of interest-bearing deposits for the first six months of 2015 increased by $89,000,000 or 11 percent compared to the average for the first six months of 2014. This increase was primarily due to the retention of a significant amount of the $80,000,000 of time deposits and $24,000,000 of savings deposits assumed in the Madison transaction in January 2015. Also, the Corporation experienced a favorable increase in noninterest-bearing deposits, with the average volume for the first half of 2015 increasing to $134,000,000 as compared to $110,000,000 for the first half of 2014.

Interest expense on borrowings for the first six months of 2015 increased by $139,000 or 21 percent compared to the first six months of 2014, due primarily to an increase in the average balance of long-term debt. Long-term borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB) averaged $86,000,000 for the first half of 2015, compared to an average balance of approximately $68,000,000 for the first six months of 2014. The increase related to new FHLB advances since the end of the second quarter of 2014, including $35,000,000 of FHLB borrowings obtained in June 2015 as more fully described in Note 8 – Short-Term Borrowings and Long-Term Debt. These new advances are lower-rate borrowings with intermediate term bullet maturities to supplement deposits for funding expected loan growth, and to provide a partial hedge against rising market interest rates by having maturities similar to the amortization of fixed rate commercial loans in the Corporation’s portfolio. The rate on average long-term borrowings for the first half of 2015 was 1.50 percent, a slight increase as compared to the rate of 1.49 percent for the first half of 2014.

Table 5-Average Balances and Interest Rates (tax equivalent basis)

	Six months ended June 30,
		2015			2014
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$25,857	$33	0.26%	$20,775	$26	0.25%
Investment securities:
Taxable	147,704	1,748	2.39	146,972	1,820	2.50
Tax-exempt	66,031	1,258	3.84	79,698	1,557	3.94
Total investment securities	213,735	3,006	2.84	226,670	3,377	3.00

Loans:
Taxable (1)	990,250	24,515	4.99	854,894	21,597	5.09
Tax-exempt	22,104	529	4.83	17,438	431	4.98
Total loans	1,012,354	25,044	4.99	872,332	22,028	5.09
Total earning assets	1,251,946	28,083	4.52	1,119,777	25,431	4.58
Other assets (2)	69,243			59,218
Total assets	$1,321,189			$1,178,995
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$422,034	$683	0.33%	$385,605	$695	0.36%
Savings	66,561	33	0.10	40,474	45	0.22
Time	440,746	2,475	1.13	414,636	2,672	1.30
Total interest bearing deposits	929,341	3,191	0.69	840,715	3,412	0.82
Short-term borrowings	32,001	79	0.50	27,722	73	0.53
Long-term debt	96,186	715	1.50	78,650	582	1.49
Total interest bearing liabilities	1,057,528	3,985	0.76	947,087	4,067	0.87

Noninterest bearing deposits	133,724			109,967
Other liabilities	9,244			8,137
Shareholders’ equity	120,693			113,804

Total liabilities and shareholders’ equity	$1,321,189			$1,178,995
Net interest income (tax equivalent basis)		$24,098			$21,364
Net interest margin (3)			3.88%			3.85%
Tax equivalent adjustment		(591)			(654)
Net interest income		$23,507			$20,710

(1)	Average balance includes average nonaccrual loans of $8,304,000 for 2015 and $13,030,000 for 2014.

Interest includes net loan fees of $1,020,000 for 2015 and $821,000 for 2014.

(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.

(3)	Net interest income (tax equivalent basis) annualized as a percentage of average interest earning assets.

Table 6-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Six months ended
	June 30,
	2015 vs. 2014
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$6	$1	$7
Investment securities:
Taxable	(10)	(62)	(72)
Tax-exempt	(267)	(32)	(299)
Loans:
Taxable	3,715	(797)	2,918
Tax-exempt	115	(17)	98
Total interest income	3,559	(907)	2,652
Interest Expense
Deposits:
Interest bearing demand	68	(80)	(12)
Savings	29	(41)	(12)
Time	168	(365)	(197)
Short-term borrowings	14	(8)	6
Long-term debt	124	9	133
Total interest expense	403	(485)	(82)
Net interest income	$3,156	$(422)	$2,734

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

For the first six months of 2015, the provision for loan losses was $1,800,000 as compared to a provision of $850,000 for the first six months of 2014. The increased provision was provided to maintain the adequacy of the allowance for loan losses, particularly given the substantial growth in the loan portfolio in the twelve months ending June 30, 2015. The impact of the increased provision for the first half of 2015 was partially offset by $996,000 of net charge-offs recorded in the first half of 2015, including partial charge-offs totaling $826,000 on three impaired commercial credits to reflect confirmed losses due primarily to collateral deficiencies. For the first six months of 2014, net charge-offs were $365,000 which reflected a favorable large recovery of $190,000 on a previously charged-off credit. Despite the comparatively higher provision for the first half of 2015 versus the same period in 2014, the allowance as a percentage of total loans was 1.15 percent at June 30, 2015, as compared to 1.21 percent at December 31, 2014, and 1.18 percent at June 30, 2014. Also, no allowance for loan losses was added relative to the $77,000,000 of loans acquired from Madison in January 2015 as such loans were recorded on the Corporation’s balance sheet at fair value in accordance with acquisition accounting principles.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 61.

Noninterest Income

The following table presents the components of total noninterest income for the first six months of 2015, compared to the first six months of 2014.

Table 7 - Noninterest income

	Six months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2015	2014	$	%

Trust and investment services fees	$1,205	$1,052	$153	15%
Income from mutual fund, annuity and insurance sales	315	325	(10)	(3)
Service charges on deposit accounts	1,632	1,438	194	13
Income from bank owned life insurance	344	348	(4)	(1)
Other income	316	303	13	4
Net gain on sales of loans held for sale	308	182	126	69
Gain on sales of securities	371	0	371	nm*
Total noninterest income	$4,491	$3,648	$843	23%

*nm – not meaningful

The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The $153,000 or 15 percent increase in trust and investment services fees was due primarily to an increase in the volume of assets under management from both growth in traditional trust business and appreciation in the market value of managed accounts, as well as rate increases in certain wealth management fees.

Service charges on deposit accounts—The $194,000 or 13 percent increase in service charge income on deposit accounts was due to both (i) an increase in the volume of demand deposit accounts subject to fees, including deposit accounts assumed in the Madison acquisition in January 2015, and (ii) from planned increases on certain service charge categories which were implemented during the first quarter of 2015.

Net gain on sales of loans held for sale—The $126,000 or 69 percent increase in gains from the sale of residential mortgage loans held for sale follows the 2015 year-to-date favorable trend of increased fixed-rate mortgage originations and refinance activity, while the mortgage origination and sales during the first half of 2014 had reflected a lower-than-average volume of activity.

Gain on sales of securities— The Corporation realized $371,000 in gains from the sale of two securities in the first six months of 2015. The combined value of the securities sold totaled $5,000,000 and included one U.S. agency and one municipal security. Comparatively, there were no sales of investment securities in the first six months of 2014. The gains on the sales of the securities partially offset the impact of additional noninterest expenses during the first six months of 2015 related to the Madison acquisition.

Noninterest Expense

The following table presents the components of total noninterest expense for the first six months of 2015, compared to the first six months of 2014.

Table 8 - Noninterest expense

	Six months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2015	2014	$	%

Personnel	$10,153	$8,604	$1,549	18%
Occupancy of premises, net	1,584	1,081	503	47
Furniture and equipment	1,350	1,094	256	23
Postage, stationery and supplies	352	322	30	9
Professional and legal	420	389	31	8
Marketing	689	720	(31)	(4)
FDIC insurance	349	362	(13)	(4)
Debit card processing	422	393	29	7
Charitable donations	742	769	(27)	(4)
Telephone	319	291	28	10
External data processing	544	435	109	25
Merger related	474	50	424	848
Foreclosed real estate including (gains) losses on sales	149	247	(98)	(40)
Other	1,010	877	133	15
Total noninterest expense	$18,557	$15,634	$2,923	19%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $1,549,000 or 18 percent increase in personnel expense was due largely to the impact of adding new employees from (i) the four Maryland financial centers acquired from Madison in January of 2015, and (ii) the two financial centers in Shrewsbury, PA and Camp Hill, PA that were opened after the second quarter of 2014. These financial center personnel additions as well as other planned staff additions to support continued business growth resulted in a 15 percent increase to the Corporation’s full-time equivalents (FTEs) from June 2014 to June 2015. Additionally, the expense includes an accrual for the employment agreement liability related to the separation of the Corporation’s former Chief Operating Officer as reported on the Form 8-K filed on March 31, 2015.

Occupancy; furniture and equipment – The $759,000 or 35 percent increase in combined occupancy and furniture and equipment costs was due primarily to the addition of seven facilities to the Corporation since the second quarter of 2014, including four financial centers from the Madison acquisition, two financial centers in Pennsylvania (Shrewsbury and Camp Hill), and a new administrative services center near the Corporation’s headquarters in York, PA.

Telephone—The $28,000 or 10 percent increase in telephone expenses reflects the additional system costs for the new employees and lines associated with the six new financial centers added subsequent to the second quarter of 2014, including those from the Corporation’s acquisition of Madison in January 2015.

External data processing—The $109,000 or 25 percent increase in external data processing expenses reflects the additional third-party processing costs for new systems, applications, and licensing costs to support data processing and information security requirements for the new employees and customers from the addition of six new financial centers since the second quarter of 2014, including those added from the Corporation’s acquisition of Madison in January 2015.

Merger related - Nonrecurring merger-specific costs related to the Corporation’s acquisition of Madison in the first six months of 2015 totaled $474,000 and included expenses for systems and data conversion, severance payments, and legal services. In the second quarter of 2014, the Corporation incurred $50,000 of acquisition-related costs related to pre-merger legal and professional services.

Foreclosed real estate—The $98,000 or 40 percent decrease in foreclosed real estate expenses was primarily the result of a significant reduction in the number of foreclosed properties held by the Bank in 2015 versus the prior year (reflected by a 50 percent decrease in the balance of foreclosed real estate assets when comparing the June 30, 2015 to June 30, 2014). These expenses include real estate taxes, property maintenance, marketing and listing expenses, appraisal costs, and valuation adjustments based upon updated impairment analyses.

Other —Other expense, comprised of many underlying expenses, increased $133,000 or 15 percent reflecting the costs of several activities in the first half of 2015, including new checkbooks for demand deposit customers from the Madison acquisition, training costs for newly added employees, the costs for the inception of corporate-wide seminars supporting expansion of revenue generation activities, increased insurance costs commensurate with the financial centers and employees added since the second quarter of 2014, and appraisal expenses.

Provision for Income Taxes

The provision for income taxes for the first six months of 2015 was $2,287,000, an increase of $223,000 or 11 percent as compared to the first six months of 2014. For both the first six months of 2015 and 2014, the Corporation’s statutory federal income tax rate was 34 percent. However, the effective income tax rate was 30 percent for the first half of 2015, compared to 26 percent for the first half of 2014. The effective tax rate differs from the statutory tax rate due to the impact of certain elements with specific tax benefits, including low-income housing credits and tax-exempt income, including income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance. The Corporation’s income earned on tax-exempt investment and loan assets decreased to $1,196,000 in the first half of 2015 as compared to $1,334,000 for the first half of 2014, resulting in a decrease of the related tax benefit.

Preferred Stock Dividends

Preferred stock dividends for the first six months of 2015 totaled $60,000 compared to $114,000 for the first six months of 2014. Though an annualized dividend rate of 1 percent applied to both periods, the amount of preferred stock dividends for the first half of 2015 decreased compared to the same period in 2014 because, on May 30, 2014 (as reported on a Form 8-K filed on the same date), the Corporation used the net proceeds from a private placement of common stock, and additional cash, to redeem $13,000,000 of the $25,000,000 in outstanding shares of the Corporation’s Series B preferred stock held by the United States Department of the Treasury. The Corporation is currently paying the lowest permissible dividend rate under the U.S. Treasury’s Small Business Lending Fund Program (“SBLF Program”) as a result of originating loans that qualify for the SBLF Program in excess of a pre-determined loan portfolio baseline balance. Information about the SBLF Program is provided in this report at Note 10-Shareholders’ Equity.

Balance Sheet Review

Interest Bearing Deposits with Banks

On June 30, 2015, interest bearing deposits with banks totaled $45,000,000, compared to $17,000,000 at year-end 2014. The increase resulted primarily from new FHLB borrowings obtained in June 2015, with such borrowings to be used to both fund new loan originations and to hedge fixed-rate loans with a similar duration.

Investment Securities (Available-for-Sale)

The Corporation’s entire investment securities portfolio is classified available-for-sale, and is comprised primarily of interest-earning debt securities. The overall composition of the Corporation’s investment securities portfolio is provided in Note 3—Securities. On June 30, 2015, the fair value of investment securities available-for-sale totaled $214,000,000, which represented an increase of less than $1,000,000 as compared to the fair value of investment securities at year-end 2014. During the first half of 2015, funds from investment securities maturities and sales, and mortgage-backed securities payments, were reinvested in primarily tax-exempt municipal and U.S. Agency securities.

Loans

On June 30, 2015, total loans, net of deferred fees, were $1.04 billion which was $122,000,000 or 13 percent higher than the level at year-end 2014. The increase in volume was due primarily to the loans acquired in the Madison transaction on January 16, 2015, which totaled $77,000,000 on that date. Year-to-date commercial loan growth was experienced across the Corporation’s reportable commercial industry sectors, except for manufacturing loans, which decreased slightly. Commercial loans within the builder & developer, commercial real estate investor and residential real estate investor sectors were all more than 10 percent of the total portfolio. The composition of the Corporation’s loan portfolio is provided in Note 5—Loans.

Deposits

Deposits are the Corporation’s principal source of funding for earning assets. On June 30, 2015, deposits totaled $1.08 billion, which reflected a $125,000,000 or 13 percent increase compared to the level at year-end 2014. The increase in total deposits resulted substantially from the $121,000,000 in deposit liabilities assumed in the acquisition of Madison on January 16, 2015. The composition of the Corporation’s total deposit portfolio is provided in Note 7—Deposits.

Long-term Debt

The Corporation uses long-term borrowings as a secondary funding source for asset growth. On June 30, 2015, long-term debt totaled $125,000,000, an increase of $35,000,000 from the level of long-term borrowings at year-end 2014. The increase reflects $35,000,000 of FHLB borrowings obtained in June 2015 as more fully described in Note 8 – Short-Term Borrowings and Long-Term Debt. These new advances are lower-rate borrowings with intermediate term bullet maturities to supplement deposits for funding expected loan growth, and to provide a partial hedge against rising market interest rates by having maturities similar to the amortization of fixed rate commercial loans in the Corporation’s portfolio. No borrowings were assumed in the acquisition of Madison in January 2015. A listing of outstanding long-term debt obligations is provided in Note 8—Short-Term Borrowings and Long-Term Debt.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion and acquisitions, dividend policy and distributions, and regulatory mandates. The Corporation’s total shareholders’ equity was approximately $123,000,000 on June 30, 2015, an increase of approximately $4,000,000 or 3.5 percent, compared to the level at year-end 2014. The increase in capital was primarily the result of retained earnings from profitable operations, less cash dividends paid during the first six months of 2015. The regulatory capital measurements and the calculation of certain regulatory capital components as of June 30, 2015, have changed since year-end 2014 due to both (i) goodwill resulting from the acquisition of Madison in January 2015, as goodwill is excluded from regulatory capital, and (ii) the implementation of the Basel III regulatory framework changes, including changes to the risk-weighting of certain assets, which became effective for the Corporation and PeoplesBank effective January 1, 2015.

Dividends on Common Stock

The Corporation has historically paid cash dividends on its common stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other relevant factors. As recently announced, the Board of Directors declared a quarterly cash dividend of $0.13 per common share on July 14, 2015, payable on August 11, 2015, to common shareholders of record at the close of business on July 28, 2015. This dividend per share reflects a one half cent increase over the $0.125 common stock cash dividend distributed in May 2015.

Redemption of Preferred Stock

As previously announced on the Form 8-K filed on May 30, 2014, the Corporation redeemed $13,000,000 of the $25,000,000 of outstanding preferred stock issued to the U.S. Treasury under its Small Business Lending Fund Program. For the six month periods ended June 30, 2015 and 2014, accrued preferred stock dividends equated to an annualized dividend rate of 1 percent on the preferred stock outstanding.

Capital Adequacy

The Corporation and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. The regulatory capital measures for the Corporation and PeoplesBank as of June 30, 2015, and the quantitative measures established by regulators pertain to minimum capital ratios, are set forth in Note 9—Regulatory Matters to the financial statements. We believe that Codorus Valley and PeoplesBank were well capitalized on June 30, 2015.

Our capital adequacy as of June 30, 2015, reflects updated regulatory capital guidelines from the Board of Governors of the Federal Reserve System finalized rule which implemented the Basel III regulatory capital framework, and which became effective for the Corporation and PeoplesBank on January 1, 2015. Under the revised regulatory capital framework, minimum requirements increased both the quantity and quality of capital held by banking organizations. Additionally, a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5 percent and a common equity Tier 1 conservation buffer of risk-weighted assets applies to all supervised financial institutions. The rule also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent for all banks. The new rule also increases the risk weights for past-due loans, certain commercial real estate loans and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

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

Under the new rule as effective through the quarter ending June 30, 2015, the Corporation and PeoplesBank had no regulatory dividend restrictions and remained well capitalized by all regulatory capital measures (see Note 9—Regulatory Matters to the financial statements). The Corporation plans to manage its capital adequacy to ensure continued compliance with the new capital rules.

Risk Management

Credit Risk Management

Credit risk represents the possibility that a loan client, counterparty or issuer may not perform in accordance with contractual terms, posing one of the most significant risks of loss to the Corporation. Accordingly, the Corporation emphasizes the management of credit risk, and has established a lending policy which management believes is sound given the nature and scope of our operations. The Credit Risk Management section included in Item 7 of the Corporation’s previously filed Annual Report on Form 10-K as of December 31, 2014, provides a more detailed overview of the Corporation’s credit risk management process.

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

Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank. Troubled debt restructurings pertain to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. The paragraphs and table below address significant changes in the aforementioned categories as of June 30, 2015, compared to December 31, 2014.

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

Table 9 - Nonperforming Assets

	June 30,	December 31,
(dollars in thousands)	2015	2014
Nonaccrual loans	$5,858	$6,384
Nonaccrual loans, troubled debt restructurings	1,888	2,242
Accruing loans 90 days or more past due	71	54
Total nonperforming loans	7,817	8,680
Foreclosed real estate, net of allowance	2,378	2,542
Total nonperforming assets	$10,195	$11,222
Accruing troubled debt restructurings	$2,251	$1,996

Total period-end loans, net of deferred fees	$1,041,399	$920,090
Allowance for loan losses (ALL)	$11,966	$11,162
ALL as a % of total period-end loans	1.15%	1.21%
Annualized net charge-offs as a % of average total loans	0.20%	0.05%
ALL as a % of nonperforming loans	153.08%	128.59%
Nonperforming loans as a % of total period-end loans	0.75%	0.94%
Nonperforming assets as a % of total period-end loans and net foreclosed real estate	0.98%	1.22%
Nonperforming assets as a % of total period-end assets	0.74%	0.92%
Nonperforming assets as a % of total period-end shareholders’ equity	8.32%	9.47%

The level of nonperforming assets as of June 30, 2015, has decreased by approximately $1,027,000 or 9 percent when compared to year-end 2014. Significant transactions contributing to the decrease include the successful workout and payoff of $1,300,000 on a nonaccrual commercial loan relationship in the first quarter of 2015. Despite this favorable decrease in the level of nonperforming assets, we remain concerned about prolonged low economic growth, or a weakening economy, and the corresponding effects it has on our commercial borrowers.

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

As of June 30, 2015, the nonperforming loan portfolio balance totaled $7,817,000, compared to $8,680,000 at year-end 2014. Significant activity contributing to the net decrease included the aforementioned $1,300,000 payment received on a nonaccrual commercial loan relationship, partially offset by some net downgrades of other loan relationships through June 30, 2015. For both periods, the nonperforming portfolio balance was comprised primarily of collateralized commercial loans. On June 30, 2015, the nonaccrual loan portfolio was comprised of twenty-one loan relationships with outstanding principal balances ranging in size from $12,000 to $2,213,000. Three commercial relationships, which represent 54 percent of the nonperforming loan portfolio balance, are described below.

Loan no. 1—At June 30, 2015, the balance of this loan relationship was $2,213,000. The remaining balance is collateralized by various smaller properties, some with prior lienholders. An $845,000 specific allowance was allocated for this relationship. Since December 31, 2014, the specific reserve amount on this relationship increased by $245,000 due to cash flow information and updated, appraisal-based collateral valuations obtained by the Corporation as part of the collection and workout process. Management is pursuing its legal remedies to recover the remaining amount due.

Loan no. 2—At June 30, 2015, the balance of this loan relationship was $1,595,000. The remaining balance is collateralized by various commercial and residential properties, some with prior liens. A $495,000 specific allowance was allocated for this relationship. Since December 31, 2014, the specific reserve amount on this relationship decreased by $255,000 due to cash flow information and updated, appraisal-based collateral valuations obtained by the Corporation as part of the collection and workout process. Management is pursuing its legal remedies to recover the remaining amount due.

Loan no. 3—At June 30, 2015, the balance of this loan relationship was $422,000 and was collateralized by junior liens on several real estate properties. A $263,000 specific allowance was allocated for this relationship. Since December 31, 2014, the specific reserve amount on this relationship increased by $163,000 due to cash flow information and updated collateral valuations obtained by the Corporation as part of the collection and workout process. Management is pursuing its legal remedies to recover the remaining amount due.

Foreclosed Real Estate

Foreclosed real estate is included in the Other Assets category on the Corporation’s balance sheet. The carrying amount of foreclosed real estate on June 30, 2015, net of allowance, totaled $2,378,000 and was comprised of seven unrelated accounts ranging in size from $41,000 to $910,000. Total foreclosed real estate decreased by $164,000 or 6 percent from December 31, 2014, to June 30, 2015, with the decrease primarily attributable to the sales of certain smaller properties, and valuation adjustments recorded on certain foreclosed real estate assets during the first six months of 2015.

Two unrelated foreclosed real estate properties, which represent 76 percent of the foreclosed real estate portfolio balance, net of allowance, as of June 30, 2015, are described below. If a valuation allowance for probable loss has been established for a particular property, it is so noted in the property description below. Further valuation allowances may be required on any foreclosed property as additional information becomes available or conditions change.

Property no. 1— The carrying amount of this property at June 30, 2015 was $889,000, which is net of a $1,627,000 valuation allowance. The property is comprised of 130 approved residential building lots. Of this total, 23 lots are improved. The property has been listed for sale with a property broker.

Property no. 2 – The carrying amount of this property at June 30, 2015 was $910,000. The property is comprised of an 8 acre parcel improved for commercially developable sites. Management is pursuing a sales agreement for this property.

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

The following table presents an analysis of the activity in the allowance for loan losses for the six months ended June 30, 2015 and 2014:

Table 10 - Analysis of Allowance for Loan Losses

(dollars in thousands)	2015	2014
Balance-January 1,	$11,162	$9,975

Provision charged to operating expense	1,800	850

Loans charged off:
Commercial, financial and agricultural	943	325
Real estate - residential mortgages	40	30
Consumer and home equity	72	292
Total loans charged off	1,055	647
Recoveries:
Commercial, financial and agricultural	19	212
Real estate - residential mortgages	21	4
Consumer and home equity	19	66
Total recoveries	59	282
Net charge-offs	996	365
Balance-June 30,	$11,966	$10,460

Ratios:
Allowance for loan losses as a % of total period-end loans	1.15%	1.18%
Annualized net charge-offs as a % of average total loans	0.20%	0.08%
Allowance for loan losses as a % of nonperforming loans	153.08%	116.69%

The allowance for loan losses increased $1,506,000 or 14 percent from June 30, 2014 to June 30, 2015. Total loans, net of deferred fees, increased $153,000,000 or 17 percent over the same 12 month period. This increase in loans included over $77,000,000 of loans acquired from Madison in January 2015 which, in accordance with purchase accounting principles, were acquired at estimated fair value and were added to the Corporation’s loan portfolio with no respective allowance for loan loss balance.

Net charge-offs for the first six months of 2015 were $996,000 compared to $365,000 of net charge-offs for the same period of 2014. The variance is due primarily to the following:

•	In the first six months of 2015, the Corporation recorded larger partial charge-offs on three commercial credits totaling $826,000 to reflect confirmed losses due primarily to updated collateral valuations and resulting deficiencies.
•	During the first six months of 2014, the Corporation realized a favorable large recovery of $190,000 on a previously charged-off credit.

Affecting our estimation of the allowance for loan and lease losses are several considerations that are not specifically measureable through either specific loan impairment analyses, or portfolio-based historical losses. For example, we believe that we could face increasing credit risks and uncertainties, not yet reflected in current leading indicators, associated with prolonged low economic growth, or recessionary business conditions for certain industries or the broad economy, or the erosion of real estate values, any or all of which can adversely affect our borrowers’ ability to service their loans. Additionally, we have experienced continued strong commercial loan growth, including growth in newer markets where we have less of a loss history. Also, we recognize the inherent imprecision in any methodology for estimating specific and general loan losses, including the unpredictable timing and amounts of charge-offs and related historical loss averages, and specific-credit or broader portfolio future cash flow value and collateral valuation uncertainties which could negatively impact unimpaired portfolio loss factors. Accordingly, for the six months ended June 30, 2015, we recorded a higher provision for the first half of 2015 than we did for the first six months of 2014, and we maintained a higher unallocated portion of our allowance for loan losses than at year-end 2014. Despite the higher year-to-date provision and unallocated portion of the reserve, our allowance as a percentage of total loans at June 30, 2015 or 1.15 percent was less than the 1.21 percent allowance-to-loan ratio at December 31, 2014, and the 1.18 percent allowance-to-loan ratio at June 30, 2014. It is important to note that this allowance coverage ratio was impacted by the Madison acquisition in the first quarter of 2015, as the Corporation acquired $77,000,000 of loans from Madison which were recorded on the Corporation’s balance sheet at fair value (and thus, no allowance recorded with the acquired loan pool) in accordance with acquisition accounting principles. The unallocated portion of the allowance was $2,157,000 or 18 percent of the total allowance as of June 30, 2015, as compared to $1,336,000 or 12 percent of the total allowance as of December 31, 2014.

Liquidity Risk Management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan customers, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, adequate liquidity provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are funds received from customer loan payments, investment maturities and cash inflows from mortgage-backed securities, and the net proceeds of asset sales. The primary sources of liability liquidity are deposit growth, and funds obtained from short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At June 30, 2015, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $50,000,000 and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $222,000,000. The Corporation’s loan-to-deposit ratio was 96 percent at June 30, 2015, compared to 96 percent at December 31, 2014, and 92 percent at June 30, 2014.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on June 30, 2015, totaled $310,000,000 and consisted of $228,000,000 in unfunded commitments under existing loan facilities, $66,000,000 to grant new loans and $16,000,000 in letters of credit. Generally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

The most significant market risk to which the Corporation is exposed is interest rate risk. The primary business of the Corporation and the composition of its balance sheet consist of investments in interest earning assets (primarily loans and securities) which are funded by interest bearing liabilities (deposits and borrowings), all of which have varying levels of sensitivity to changes in market interest rates. Changes in rates also have an impact on the Corporation’s liquidity position and could affect its ability to meet obligations and continue to grow.

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

The following table summarizes the expected impact of interest rate shocks on net interest income as well as the Corporation’s policy limits at each level:

Change in Interest Rates	Annual Change in Net	% Change in Net	% Change
(basis points)	Interest Income (in thousands)	Interest Income	Policy Limit
+100	$215	0.45%	(5.00)%
-100	$176	0.37%	(5.00)%

+200	$2,002	4.22%	(15.00)%
-200	$(75)	(0.16)%	(15.00)%

+300	$3,688	7.78%	(25.00)%

+400	$5,282	11.14%	(35.00)%

Item 4.          Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the Corporation’s disclosure controls and procedures were effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in the Corporation’s internal control over financial reporting that occurred during the six months ended June 30, 2015, that has materially affected or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

The Corporation has a Share Repurchase Program (Program), which was authorized in 1995, and has been periodically amended, to permit the purchase of up to a maximum of 4.9 percent of the outstanding shares of the Corporation’s common stock at a price per share no greater than 200 percent of the latest quarterly published book value. For the six month period ended June 30, 2015 and the year ended December 31, 2014, the Corporation had not acquired any of its common stock under the Program. The U.S. Treasury’s Small Business Lending Fund (SBLF) agreement imposes limits on the ability of the Corporation to repurchase shares of common stock if it fails to declare and pay quarterly dividends on the SBLF preferred stock.

Item 3.          Defaults upon senior securities

None

Item 4.          Mine safety disclosures

This Item 4 is not applicable to the Corporation.

Item 5.          Other information

None

Item 6.          Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2012, filed with the Commission on November 13, 2012)

3.2	Amended By-laws (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 17, 2012)

3.3	Certificate of Designation of Senior Non-Cumulative Perpetual Preferred Stock, Series B (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 24, 2011)

4.1	Rights Agreement dated as of November 4, 2005 (Incorporated by reference to Exhibit 4 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with Commission on November 15, 2010), as amended January 9, 2009 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with the Commission on November 15, 2010), as further amended August 18, 2011 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 24, 2011)

4.2	Specimen Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series B (Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-3 filed with the Commission on November 21, 2013)

4.3	Registration Rights Agreement dated March 26, 2014 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 26, 2014)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of Codorus Valley Bancorp, Inc. for the quarter ended June 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholder’s Equity, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Codorus Valley Bancorp, Inc.
(Registrant)

August 5, 2015	/s/ Larry J. Miller
Date	Larry J. Miller
President & CEO
(Principal Executive Officer)

August 5, 2015	/s/ Michael D. Peduzzi
Date	Michael D. Peduzzi, CPA
Treasurer & Assistant Secretary
(Principal Financial and Accounting Officer)

- 67 -