Form 10-Q
period 2015-09-30
CODORUS VALLEY BANCORP INC
filed 2015-11-04
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On October 30, 2015, 5,893,936 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.

Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
(dollars in thousands, except share and per share data)	2015	2014
Assets
Interest bearing deposits with banks	$59,329	$17,420
Cash and due from banks	12,704	13,674
Total cash and cash equivalents	72,033	31,094
Securities, available-for-sale	210,678	213,174
Restricted investment in bank stocks, at cost	5,028	3,799
Loans held for sale	608	464
Loans (net of deferred fees of $2,487 - 2015 and $2,249 - 2014)	1,055,649	920,090
Less-allowance for loan losses	(12,380)	(11,162)
Net loans	1,043,269	908,928
Premises and equipment, net	22,812	18,471
Goodwill	2,421	0
Other assets	40,227	37,916
Total assets	$1,397,076	$1,213,846

Liabilities
Deposits
Noninterest bearing	$144,955	$121,673
Interest bearing	949,688	833,300
Total deposits	1,094,643	954,973
Short-term borrowings	47,329	42,184
Long-term debt	120,335	90,406
Other liabilities	9,325	7,843
Total liabilities	1,271,632	1,095,406

Shareholders’ equity
Preferred stock, par value $2.50 per share; $1,000 liquidation preference, 1,000,000 shares authorized; Series B shares issued and outstanding:
12,000 at September 30, 2015 and December 31, 2014	12,000	12,000
Common stock, par value $2.50 per share; 15,000,000 shares authorized; shares issued and outstanding: 6,184,645 at September 30, 2015 and 5,830,913 at December 31, 2014	15,461	14,577
Additional paid-in capital	68,988	62,713
Retained earnings	26,569	26,483
Accumulated other comprehensive income	2,426	2,667
Total shareholders’ equity	125,444	118,440
Total liabilities and shareholders’ equity	$1,397,076	$1,213,846

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Income

Unaudited

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2015	2014	2015	2014
Interest income
Loans, including fees	$12,868	$11,272	$37,735	$33,157
Investment securities:
Taxable	738	867	2,280	2,564
Tax-exempt	412	467	1,256	1,513
Dividends	64	48	270	171
Other	35	16	68	42
Total interest income	14,117	12,670	41,609	37,447

Interest expense
Deposits	1,564	1,682	4,755	5,094
Federal funds purchased and other short-term borrowings	47	43	126	116
Long-term debt	484	299	1,199	881
Total interest expense	2,095	2,024	6,080	6,091
Net interest income	12,022	10,646	35,529	31,356
Provision for loan losses	500	250	2,300	1,100
Net interest income after provision for loan losses	11,522	10,396	33,229	30,256

Noninterest income
Trust and investment services fees	604	592	1,809	1,644
Income from mutual fund, annuity and insurance sales	265	178	580	503
Service charges on deposit accounts	882	783	2,514	2,221
Income from bank owned life insurance	179	184	523	532
Other income	110	155	426	458
Net gain on sales of loans held for sale	181	124	489	306
Gain on sales of securities	121	146	492	146
Total noninterest income	2,342	2,162	6,833	5,810

Noninterest expense
Personnel	5,367	4,436	15,520	13,040
Occupancy of premises, net	811	505	2,395	1,586
Furniture and equipment	664	552	2,014	1,646
Postage, stationery and supplies	153	199	505	521
Professional and legal	198	223	618	612
Marketing	242	340	931	1,060
FDIC insurance	177	149	526	511
Debit card processing	235	199	657	592
Charitable donations	21	66	763	835
Telephone	208	141	527	432
External data processing	306	186	850	621
Merger related	0	161	474	211
Foreclosed real estate including (gains) losses on sales	66	60	215	307
Other	1,062	785	2,072	1,662
Total noninterest expense	9,510	8,002	28,067	23,636
Income before income taxes	4,354	4,556	11,995	12,430
Provision for income taxes	1,343	1,377	3,630	3,441
Net income	3,011	3,179	8,365	8,989
Preferred stock dividends	30	30	90	144
Net income available to common shareholders	$2,981	$3,149	$8,275	$8,845
Net income per common share, basic	$0.48	$0.52	$1.34	$1.52
Net income per common share, diluted	$0.48	$0.51	$1.33	$1.49

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Comprehensive Income

Unaudited

	Three months ended
	September 30,
(dollars in thousands)	2015	2014
Net income	$3,011	$3,179
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding gains (losses) arising during the period (net of tax expense (benefit) of $268 and ($420), respectively)	521	(816)
Reclassification adjustment for (gains) included in net income (net of tax expense of $41 and $50, respectively) (a) (b)	(80)	(96)
Net unrealized gains (losses)	441	(912)
Comprehensive income	$3,452	$2,267

	Nine months ended
	September 30,
(dollars in thousands)	2015	2014
Net income	$8,365	$8,989
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding gains arising during the period (net of tax expense of $43 and $217, respectively)	84	420
Reclassification adjustment for (gains) included in net income (net of tax expense of $167 and $50, respectively) (a) (b)	(325)	(96)
Net unrealized (losses) gains	(241)	324
Comprehensive income	$8,124	$9,313

(a)	Amounts are included in net gain on sales of securities on the Consolidated Statements of Income within noninterest income.

(b)	Income tax amounts are included in provision for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Cash Flows

Unaudited

	Nine months ended
	September 30,
(dollars in thousands)	2015	2014
Cash flows from operating activities
Net income	$8,365	$8,989
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	1,693	1,311
Net amortization of premiums on securities	784	732
Amortization of deferred loan origination fees and costs	(630)	(538)
Provision for loan losses	2,300	1,100
Provision for losses on foreclosed real estate	57	0
Deferred income tax benefit	0	(145)
Amortization of investment in real estate partnership	0	208
Increase in bank owned life insurance	(523)	(532)
Originations of loans held for sale	(23,508)	(14,795)
Proceeds from sales of loans held for sale	23,853	14,974
Net gain on sales of loans held for sale	(489)	(306)
Net loss on disposal of premises and equipment	60	5
Gain on sales of securities, available-for-sale	(492)	(146)
Net loss on sales of foreclosed real estate	19	40
Stock-based compensation	229	229
Decrease in interest receivable	0	142
Decrease (increase) in other assets	249	(1,100)
Increase (decrease) in interest payable	9	(6)
(Decrease) increase in other liabilities	(1,311)	98
Net cash provided by operating activities	10,665	10,260
Cash flows from investing activities
Purchases of securities, available-for-sale	(40,613)	(34,214)
Maturities, repayments and calls of securities, available-for-sale	35,390	29,910
Sales of securities, available-for-sale	9,615	4,147
(Purchase) redemption of restricted investment in bank stock	(1,229)	32
Net proceeds from acquisition	21,091	0
Proceeds from acquired receivables of sold investment settlements	15,256	0
Net increase in loans made to customers	(58,824)	(34,014)
Purchases of premises and equipment	(3,544)	(1,890)
Investment in bank owned life insurance	(7)	(1,186)
Proceeds from sale of premises and equipment	51	0
Proceeds from sales of foreclosed real estate	238	2,750
Net cash used in investing activities	(22,576)	(34,465)
Cash flows from financing activities
Net increase in demand and savings deposits	74,993	28,298
Net (decrease) increase in time deposits	(55,868)	5,494
Net increase in short-term borrowings	5,145	1,014
Proceeds from issuance of long-term debt	35,000	10,000
Repayment of long-term debt	(5,071)	(64)
Tax benefit on vested restricted stock	0	3
Cash dividends paid to preferred shareholder	(90)	(177)
Cash dividends paid to common shareholders	(2,225)	(1,920)
Redemption of preferred stock	0	(13,000)
Issuance of common stock	966	13,726
Net cash provided by financing activities	52,850	43,374
Net increase in cash and cash equivalents	40,939	19,169
Cash and cash equivalents at beginning of year	31,094	15,062
Cash and cash equivalents at end of period	$72,033	$34,231

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Unaudited

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Stock	Capital	Earnings	Income	Stock	Total

Balance, January 1, 2015	$12,000	$14,577	$62,713	$26,483	$2,667	$0	$118,440
Net income				8,365			8,365
Other comprehensive loss, net of tax					(241)		(241)
Common stock cash dividends ($0.362 per share, adjusted)				(2,225)			(2,225)
5% common stock dividend, 294,507 shares at fair value		736	5,228	(5,964)			0
Preferred stock cash dividends				(90)			(90)
Stock-based compensation including related tax benefit			229				229
Forfeiture of restricted stock			8			(8)	0
Issuance and reissuance of common stock including related tax benefit:
14,756 shares under the dividend reinvestment and stock purchase plan		37	499				536
41,207 shares under the stock option plan		103	264			8	375
3,361 shares under employee stock purchase plan		8	47				55

Balance, September 30, 2015	$12,000	$15,461	$68,988	$26,569	$2,426	$0	$125,444

Balance, January 1, 2014	$25,000	$12,001	$45,399	$23,077	$2,172	$0	$107,649
Net income				8,989			8,989
Other comprehensive income, net of tax					324		324
Common stock cash dividends ($0.331 per share, adjusted)				(1,920)			(1,920)
5% common stock dividend, 276,417 shares at fair value		691	4,887	(5,578)			0
Preferred stock cash dividends				(144)			(144)
Redemption of preferred stock	(13,000)						(13,000)
Stock-based compensation including related tax benefit			232				232
Issuance and reissuance of common stock including related tax benefit:
650,000 shares through private placement		1,625	10,885				12,510
13,219 shares under the dividend reinvestment and stock purchase plan		33	247				280
61,411 shares under the stock option plan		154	721				875
3,613 shares under employee stock purchase plan		9	52				61

Balance, September 30, 2014	$12,000	$14,513	$62,423	$24,424	$2,496	$0	$115,856

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

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and two wholly-owned nonbank subsidiaries, SYC Realty Company, Inc. and CVLY Corp. SYC Realty is primarily used to hold foreclosed properties obtained by PeoplesBank and was inactive during the period ended September 30, 2015. CVLY Corp. was formed to facilitate the acquisition of Madison Bancorp, Inc. (“Madison”) and may be used, as needed, for the financial and legal management of future acquisition transactions. The accounts of CVB Statutory Trust No. 1 and No. 2 are not included in the consolidated financial statements as discussed in Note 8—Short-Term Borrowings and Long-Term Debt. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

These consolidated statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of September 30, 2015 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

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

Allowance for Loan Losses

The allowance for loan losses represents the Corporation’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. Based on an analysis of the loan portfolio, the Corporation believes that the level of the allowance for loan losses at September 30, 2015 is adequate. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectable are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. While the Corporation attributes a portion of the allowance to individual loans and groups of loans that it evaluates and determines to be impaired, the allowance is available to cover all charge-offs that arise from the loan portfolio.

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

The unallocated component is maintained to cover uncertainties that could affect the Corporation’s estimate of probable losses. For example, increasing credit risks and uncertainties, not yet reflected in current leading indicators, associated with prolonged low economic growth, or recessionary business conditions for certain industries or the broad economy, or the erosion of real estate values, represent risk factors, the occurrence of any or all of which can adversely affect a borrowers’ ability to service their loans. The unallocated component of the allowance also reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the loan portfolio, including the unpredictable timing and amounts of charge-offs and related historical loss averages, and specific-credit or broader portfolio future cash flow value and collateral valuation uncertainties which could negatively impact unimpaired portfolio loss factors.

As disclosed in Note 5—Loans, the Corporation engages in commercial and consumer lending. Loans are made within the Corporation’s primary market area and surrounding areas, and include the purchase of whole loan or participation interests in loans from other financial institutions or private equity companies. Commercial loans, which pose the greatest risk of loss to the Corporation, whether originated or purchased, are generally secured by real estate. Within the consumer loan segment, junior (i.e., second) liens present a slightly higher risk to the Corporation because economic and housing market conditions can adversely affect the underlying value of the collateral and the ability of some borrowers to service their debt, which could render the Corporation under-secured or unsecured depending on the deterioration in the value of the collateral.

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

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in-substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, obtained from an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a write-down. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At September 30, 2015, foreclosed real estate, net of allowance, was $2,276,000, compared to $2,542,000 at December 31, 2014. Included within loans receivable as of September 30, 2015, was a recorded investment of $221,000 of consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

Goodwill and Core Deposit Intangible Assets

Goodwill arising from acquisitions is not amortized, but is subject to an annual impairment test to determine if an impairment loss has occurred. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. At September 30, 2015, the Corporation does not have any indicators of potential impairment of goodwill.

Core deposit intangibles represent the value assigned to demand, interest checking, money market, and savings accounts acquired as part of an acquisition. The core deposit intangible value represents the future economic benefit of potential cost savings from acquiring core deposits as part of an acquisition compared to the cost of alternative funding sources and the alternative cost to grow a similar core deposit base. The core deposit intangible asset resulting from the merger with Madison Bancorp, Inc. was determined to have a definite life and is being amortized using the sum of the years’ digits method over ten years.

Per Common Share Data

All per share computations include the effect of stock dividends declared, including a 5% common stock dividend declared October 13, 2015. The computation of net income per common share is provided in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Net income available to common shareholders	$2,981	$3,149	$8,275	$8,845

Weighted average shares outstanding (basic)	6,182	6,070	6,157	5,822
Effect of dilutive stock options	60	100	69	109
Weighted average shares outstanding (diluted)	6,242	6,170	6,226	5,931

Basic earnings per common share	$0.48	$0.52	$1.34	$1.52
Diluted earnings per common share	$0.48	$0.51	$1.33	$1.49

Anti-dilutive stock options excluded from the computation of earnings per share	30	24	31	29

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

Supplemental cash flow information is provided in the table below.

	Nine months ended
	September 30,
(dollars in thousands)	2015	2014
Cash paid during the period for:
Income taxes	$4,100	$3,126
Interest	$6,071	$6,097

Noncash investing activities:
Transfer of loans to foreclosed real estate	$41	$1,570
Charitable donation of foreclosed real estate	$0	$43
Increase in other liabilities for purchase of securities settling after quarter end	$1,157	$0

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

Note 3-Securities

A summary of securities available-for-sale at September 30, 2015 and December 31, 2014 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof and investments in the obligations of states and municipalities. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At September 30, 2015, the fair value of the municipal bond portfolio was concentrated in the states of Pennsylvania at 55 percent and Texas at 14 percent.

	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2015
Debt securities:
U.S. agency	$14,564	$30	$(6)	$14,588
U.S. agency mortgage-backed, residential	120,869	2,652	(4)	123,517
State and municipal	71,569	1,066	(62)	72,573
Total debt securities	$207,002	$3,748	$(72)	$210,678
December 31, 2014
Debt securities:
U.S. agency	$17,811	$193	$(97)	$17,907
U.S. agency mortgage-backed, residential	122,443	2,373	(1)	124,815
State and municipal	68,879	1,610	(37)	70,452
Total debt securities	$209,133	$4,176	$(135)	$213,174

The amortized cost and estimated fair value of debt securities at September 30, 2015 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$15,890	$16,024
Due after one year through five years	169,344	172,725
Due after five years through ten years	13,858	13,866
Due after ten years	7,910	8,063
Total debt securities	$207,002	$210,678

Gross realized gains and losses on sales of securities available-for-sale are shown below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2015	2014	2015	2014
Realized gains	$121	$146	$492	$146
Realized losses	0	0	0	0
Net gains	$121	$146	$492	$146

Securities, issued by agencies of the federal government, with a carrying value of $170,494,000 and $174,834,000 on September 30, 2015 and December 31, 2014, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at September 30, 2015 and December 31, 2014.

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
September 30, 2015
Debt securities:
U.S. agency	0	$0	$0	1	$2,056	$(6)	1	$2,056	$(6)
U.S. agency mortgage-backed, residential	2	4,011	(4)	0	0	0	2	4,011	(4)
State and municipal	13	8,997	(55)	4	1,806	(7)	17	10,803	(62)
Total temporarily impaired debt securities, available-for-sale	15	$13,008	$(59)	5	$3,862	$(13)	20	$16,870	$(72)
December 31, 2014
Debt securities:
U.S. agency	2	$5,999	$(27)	2	$5,019	$(70)	4	$11,018	$(97)
U.S. agency mortgage-backed, residential	1	2,054	(1)	0	0	0	1	2,054	(1)
State and municipal	16	6,379	(18)	4	1,686	(19)	20	8,065	(37)
Total temporarily impaired debt securities, available-for-sale	19	$14,432	$(46)	6	$6,705	$(89)	25	$21,137	$(135)

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

The Corporation believes that unrealized losses at September 30, 2015 were primarily the result of changes in market interest rates and that the Corporation has the ability to hold these investments for a time necessary to recover the amortized cost. Through September 30, 2015, the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

Note 4—Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of September 30, 2015 and December 31, 2014, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (FHLBP) and, to a lesser degree, Atlantic Community Bankers Bank (ACBB). Under the FHLBP’s Capital Plan, PeoplesBank is required to maintain a minimum member stock investment, as a condition of becoming and remaining a member and as a condition of obtaining borrowings from the FHLBP. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the periods ended September 30, 2015 and 2014. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended September 30, 2015 and 2014.

Note 5—Loans

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at September 30, 2015 and December 31, 2014. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance. Those industries representing the largest dollar investment and most risk are listed separately. The “Other” commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

	September 30,	% Total	December 31,	% Total
(dollars in thousands)	2015	Loans	2014	Loans
Builder & developer	$133,817	12.7	$114,695	12.5
Commercial real estate investor	172,805	16.4	144,206	15.7
Residential real estate investor	122,682	11.6	97,562	10.6
Hotel/Motel	84,744	8.0	79,412	8.6
Wholesale & retail	76,831	7.3	75,063	8.2
Manufacturing	33,105	3.1	34,162	3.7
Agriculture	38,290	3.6	42,136	4.6
Other	203,650	19.3	186,086	20.2
Total commercial related loans	865,924	82.0	773,322	84.1
Residential mortgages	73,079	6.9	32,453	3.5
Home equity	84,917	8.0	82,256	8.9
Other	31,729	3.1	32,059	3.5
Total consumer related loans	189,725	18.0	146,768	15.9
Total loans	$1,055,649	100.0	$920,090	100.0

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

The table below presents a summary of loan risk ratings by loan class at September 30, 2015 and December 31, 2014.

		Special
(dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total
September 30, 2015
Builder & developer	$121,820	$6,536	$4,067	$1,394	$133,817
Commercial real estate investor	165,299	1,474	6,012	20	172,805
Residential real estate investor	114,421	6,659	881	721	122,682
Hotel/Motel	84,298	0	0	446	84,744
Wholesale & retail	69,492	7,223	116	0	76,831
Manufacturing	28,523	3,946	636	0	33,105
Agriculture	35,880	1,988	0	422	38,290
Other	200,540	1,173	848	1,089	203,650
Total commercial related loans	820,273	28,999	12,560	4,092	865,924
Residential mortgage	72,914	0	98	67	73,079
Home equity	84,195	519	0	203	84,917
Other	31,346	77	130	176	31,729
Total consumer related loans	188,455	596	228	446	189,725
Total loans	$1,008,728	$29,595	$12,788	$4,538	$1,055,649

December 31, 2014
Builder & developer	$102,109	$6,613	$3,861	$2,112	$114,695
Commercial real estate investor	133,923	3,733	3,377	3,173	144,206
Residential real estate investor	91,765	4,059	266	1,472	97,562
Hotel/Motel	78,892	0	0	520	79,412
Wholesale & retail	66,415	8,526	0	122	75,063
Manufacturing	29,528	3,979	655	0	34,162
Agriculture	39,025	2,679	432	0	42,136
Other	183,556	1,083	840	607	186,086
Total commercial related loans	725,213	30,672	9,431	8,006	773,322
Residential mortgage	32,307	0	28	118	32,453
Home equity	81,581	566	0	109	82,256
Other	31,586	80	0	393	32,059
Total consumer related loans	145,474	646	28	620	146,768
Total loans	$870,687	$31,318	$9,459	$8,626	$920,090

Impaired Loans

The table below presents a summary of impaired loans at September 30, 2015 and December 31, 2014. Generally, impaired loans are loans risk rated substandard and nonaccrual or classified as troubled debt restructurings. An allowance is established for individual commercial loans where the Corporation has doubt as to full recovery of the outstanding principal balance. Typically, impaired consumer loans are partially or fully charged off obviating the need for a specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for charge-offs.

	With No Allowance		With A Related Allowance			Total
	Recorded	Unpaid	Recorded	Unpaid	Related	Recorded	Unpaid
(dollars in thousands)	Investment	Principal	Investment	Principal	Allowance	Investment	Principal
September 30, 2015
Builder & developer	$4,166	$4,302	$1,295	$1,295	$495	$5,461	$5,597
Commercial real estate investor	6,032	6,047	0	0	0	6,032	6,047
Residential real estate investor	775	1,201	827	870	142	1,602	2,071
Hotel/Motel	446	446	0	0	0	446	446
Wholesale & retail	383	383	0	0	0	383	383
Manufacturing	636	636	0	0	0	636	636
Agriculture	0	0	422	422	263	422	422
Other commercial	1,937	2,337	0	0	0	1,937	2,337
Total impaired commercial related loans	14,375	15,352	2,544	2,587	900	16,919	17,939
Residential mortgage	165	189	0	0	0	165	189
Home equity	203	243	0	0	0	203	243
Other consumer	306	324	0	0	0	306	324
Total impaired consumer related loans	674	756	0	0	0	674	756
Total impaired loans	$15,049	$16,108	$2,544	$2,587	$900	$17,593	$18,695

December 31, 2014
Builder & developer	$3,928	$3,928	$2,045	$2,045	$953	$5,973	$5,973
Commercial real estate investor	5,055	5,055	1,495	1,495	600	6,550	6,550
Residential real estate investor	785	785	953	953	559	1,738	1,738
Hotel/Motel	520	520	0	0	0	520	520
Wholesale & retail	394	394	0	0	0	394	394
Manufacturing	655	655	0	0	0	655	655
Agriculture	0	0	432	432	100	432	432
Other commercial	973	973	474	474	300	1,447	1,447
Total impaired commercial related loans	12,310	12,310	5,399	5,399	2,512	17,709	17,709
Residential mortgage	146	172	0	0	0	146	172
Home equity	109	109	0	0	0	109	109
Other consumer	393	393	0	0	0	393	393
Total impaired consumer related loans	648	674	0	0	0	648	674
Total impaired loans	$12,958	$12,984	$5,399	$5,399	$2,512	$18,357	$18,383

The table below presents a summary of average impaired loans and related interest income that was included in net income for the three and nine months ended September 30, 2015 and 2014.

	With No Related Allowance			With A Related Allowance			Total
	Average	Total	Cash Basis	Average	Total	Cash Basis	Average	Total	Cash Basis
	Recorded	Interest	Interest	Recorded	Interest	Interest	Recorded	Interest	Interest
(dollars in thousands)	Investment	Income	Income	Investment	Income	Income	Investment	Income	Income
Three months ended September 30, 2015
Builder & developer	$4,128	$93	$30	$1,445	$0	$0	$5,573	$93	$30
Commercial real estate investor	4,935	83	33	1,106	0	0	6,041	83	33
Residential real estate investor	776	5	0	998	7	0	1,774	12	0
Hotel/Motel	470	6	6	0	0	0	470	6	6
Wholesale & retail	385	4	0	0	0	0	385	4	0
Manufacturing	638	10	0	0	0	0	638	10	0
Agriculture	0	0	0	422	0	0	422	0	0
Other commercial	1,935	14	0	0	0	0	1,935	14	0
Total impaired commercial related loans	13,267	215	69	3,971	7	0	17,238	222	69
Residential mortgage	159	1	0	0	0	0	159	1	0
Home equity	172	0	0	0	0	0	172	0	0
Other consumer	343	4	1	0	0	0	343	4	1
Total impaired consumer related loans	674	5	1	0	0	0	674	5	1
Total impaired loans	$13,941	$220	$70	$3,971	$7	$0	$17,912	$227	$70

Three months ended September 30, 2014
Builder & developer	$4,277	$64	$1	$2,045	$5	$0	$6,322	$69	$1
Commercial real estate investor	6,620	76	26	0	0	0	6,620	76	26
Residential real estate investor	571	24	22	1,526	2	0	2,097	26	22
Hotel/Motel	582	5	0	0	0	0	582	5	0
Wholesale & retail	605	8	5	0	0	0	605	8	5
Manufacturing	665	10	0	0	0	0	665	10	0
Agriculture	0	0	0	439	8	0	439	8	0
Other commercial	1,151	5	0	475	7	0	1,626	12	0
Total impaired commercial related loans	14,471	192	54	4,485	22	0	18,956	214	54
Residential mortgage	146	0	0	0	0	0	146	0	0
Home equity	208	1	1	0	0	0	208	1	1
Other consumer	474	6	6	0	0	0	474	6	6
Total impaired consumer related loans	828	7	7	0	0	0	828	7	7
Total impaired loans	$15,299	$199	$61	$4,485	$22	$0	$19,784	$221	$61

	With No Related Allowance			With A Related Allowance			Total
	Average	Total	Cash Basis	Average	Total	Cash Basis	Average	Total	Cash Basis
	Recorded	Interest	Interest	Recorded	Interest	Interest	Recorded	Interest	Interest
(dollars in thousands)	Investment	Income	Income	Investment	Income	Income	Investment	Income	Income
Nine months ended September 30, 2015
Builder & developer	$4,037	$214	$32	$1,745	$0	$0	$5,782	$214	$32
Commercial real estate investor	4,704	562	416	1,491	0	0	6,195	562	416
Residential real estate investor	926	19	1	897	19	0	1,823	38	1
Hotel/Motel	492	11	11	0	0	0	492	11	11
Wholesale & retail	389	14	2	0	0	0	389	14	2
Manufacturing	645	30	0	0	0	0	645	30	0
Agriculture	0	0	0	425	13	13	425	13	13
Other commercial	1,617	81	31	118	0	0	1,735	81	31
Total impaired commercial related loans	12,810	931	493	4,676	32	13	17,486	963	506
Residential mortgage	167	4	0	0	0	0	167	4	0
Home equity	149	0	0	0	0	0	149	0	0
Other consumer	367	13	6	0	0	0	367	13	6
Total impaired consumer related loans	683	17	6	0	0	0	683	17	6
Total impaired loans	$13,493	$948	$499	$4,676	$32	$13	$18,169	$980	$512

Nine months ended September 30, 2014
Builder & developer	$4,211	$228	$18	$4,437	$18	$0	$8,648	$246	$18
Commercial real estate investor	7,229	226	78	0	0	0	7,229	226	78
Residential real estate investor	462	29	22	1,522	5	0	1,984	34	22
Hotel/Motel	449	15	0	0	0	0	449	15	0
Wholesale & retail	856	82	73	0	0	0	856	82	73
Manufacturing	667	32	0	0	0	0	667	32	0
Agriculture	0	0	0	444	24	0	444	24	0
Other commercial	1,202	36	21	369	14	0	1,571	50	21
Total impaired commercial related loans	15,076	648	212	6,772	61	0	21,848	709	212
Residential mortgage	148	4	3	0	0	0	148	4	3
Home equity	233	3	3	0	0	0	233	3	3
Other consumer	504	21	21	0	0	0	504	21	21
Total impaired consumer related loans	885	28	27	0	0	0	885	28	27
Total impaired loans	$15,961	$676	$239	$6,772	$61	$0	$22,733	$737	$239

Past Due and Nonaccrual

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule that shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at September 30, 2015 and December 31, 2014.

			≥ 90 Days
	30-59	60-89	Past Due		Total Past
	Days	Days	and		Due and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Loans
September 30, 2015
Builder & developer	$1,983	$311	$1,202	$1,394	$4,890	$128,927	$133,817
Commercial real estate investor	0	0	0	20	20	172,785	172,805
Residential real estate investor	1,628	0	0	721	2,349	120,333	122,682
Hotel/Motel	0	0	0	446	446	84,298	84,744
Wholesale & retail	0	53	0	0	53	76,778	76,831
Manufacturing	0	0	0	0	0	33,105	33,105
Agriculture	0	0	0	422	422	37,868	38,290
Other	1,169	0	0	1,089	2,258	201,392	203,650
Total commercial related loans	4,780	364	1,202	4,092	10,438	855,486	865,924
Residential mortgage	0	250	80	67	397	72,682	73,079
Home equity	365	0	0	203	568	84,349	84,917
Other	77	267	5	176	525	31,204	31,729
Total consumer related loans	442	517	85	446	1,490	188,235	189,725
Total loans	$5,222	$881	$1,287	$4,538	$11,928	$1,043,721	$1,055,649

December 31, 2014
Builder & developer	$106	$0	$0	$2,112	$2,218	$112,477	$114,695
Commercial real estate investor	0	0	0	3,173	3,173	141,033	144,206
Residential real estate investor	51	55	25	1,472	1,603	95,959	97,562
Hotel/Motel	0	0	0	520	520	78,892	79,412
Wholesale & retail	163	0	0	122	285	74,778	75,063
Manufacturing	0	0	0	0	0	34,162	34,162
Agriculture	432	0	0	0	432	41,704	42,136
Other	1,200	129	0	607	1,936	184,150	186,086
Total commercial related loans	1,952	184	25	8,006	10,167	763,155	773,322
Residential mortgage	0	0	29	118	147	32,306	32,453
Home equity	2,450	0	0	109	2,559	79,697	82,256
Other	94	80	0	393	567	31,492	32,059
Total consumer related loans	2,544	80	29	620	3,273	143,495	146,768
Total loans	$4,496	$264	$54	$8,626	$13,440	$906,650	$920,090

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

The table below shows loans whose terms have been modified under TDRs during the three and nine months ended September 30, 2015. There was no impairment loss recognized on any of these TDRs, and they are all performing under their modified terms. There were no defaults during the three and nine months ended September 30, 2015 for TDRs entered into during the previous 12 month period.

	Modifications
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Recorded
	of	Recorded	Recorded	Investment
(dollars in thousands)	Contracts	Investments	Investments	at Period End
Three months ended:

September 30, 2015
None

September 30, 2014
None

Nine months ended:

September 30, 2015
None

September 30, 2014
Commercial related loans accruing	1	$194	$194	$188
Consumer related loans nonaccrual	1	$150	$120	$120

NOTE 6 – Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the three and nine months ended September 30, 2015 and 2014.

	Allowance for Loan Losses
	July 1, 2015				September 30, 2015
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$1,906	$0	$0	$234	$2,140
Commercial real estate investor	2,630	0	0	(530)	2,100
Residential real estate investor	1,384	(42)	0	225	1,567
Hotel/Motel	702	0	0	183	885
Wholesale & retail	586	0	2	105	693
Manufacturing	192	0	0	52	244
Agriculture	509	0	0	18	527
Other commercial	1,523	0	0	372	1,895
Total commercial related loans	9,432	(42)	2	659	10,051
Residential mortgage	66	0	0	3	69
Home equity	158	0	0	1	159
Other consumer	153	(49)	3	70	177
Total consumer related loans	377	(49)	3	74	405
Unallocated	2,157	0	0	(233)	1,924
Total	$11,966	$(91)	$5	$500	$12,380

	Allowance for Loan Losses
	July 1, 2014				September 30, 2014
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,241	$0	$0	$(95)	$2,146
Commercial real estate investor	1,592	0	0	95	1,687
Residential real estate investor	1,420	0	0	(7)	1,413
Hotel/Motel	655	0	0	(19)	636
Wholesale & retail	637	0	3	(32)	608
Manufacturing	212	0	0	(3)	209
Agriculture	318	0	0	0	318
Other commercial	1,513	0	0	(21)	1,492
Total commercial related loans	8,588	0	3	(82)	8,509
Residential mortgage	61	0	0	1	62
Home equity	157	0	5	(2)	160
Other consumer	323	(15)	10	(66)	252
Total consumer related loans	541	(15)	15	(67)	474
Unallocated	1,331	0	0	399	1,730
Total	$10,460	$(15)	$18	$250	$10,713

	Allowance for Loan Losses
	January 1, 2015				September 30, 2015
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,236	$0	$0	$(96)	$2,140
Commercial real estate investor	2,204	0	0	(104)	2,100
Residential real estate investor	1,484	(585)	2	666	1,567
Hotel/Motel	671	0	0	214	885
Wholesale & retail	691	0	19	(17)	693
Manufacturing	201	0	0	43	244
Agriculture	329	0	0	198	527
Other commercial	1,554	(400)	0	741	1,895
Total commercial related loans	9,370	(985)	21	1,645	10,051
Residential mortgage	64	(40)	21	24	69
Home equity	176	(40)	0	23	159
Other consumer	216	(81)	22	20	177
Total consumer related loans	456	(161)	43	67	405
Unallocated	1,336	0	0	588	1,924
Total	$11,162	$(1,146)	$64	$2,300	$12,380

	Allowance for Loan Losses
	January 1, 2014				September 30, 2014
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,073	$0	$0	$73	$2,146
Commercial real estate investor	1,500	(200)	0	387	1,687
Residential real estate investor	1,482	(91)	190	(168)	1,413
Hotel/Motel	595	0	0	41	636
Wholesale & retail	637	(35)	25	(19)	608
Manufacturing	217	0	0	(8)	209
Agriculture	307	0	0	11	318
Other commercial	1,393	0	0	99	1,492
Total commercial related loans	8,204	(326)	215	416	8,509
Residential mortgage	65	(30)	4	23	62
Home equity	237	(41)	40	(76)	160
Other consumer	269	(265)	41	207	252
Total consumer related loans	571	(336)	85	154	474
Unallocated	1,200	0	0	530	1,730
Total	$9,975	$(662)	$300	$1,100	$10,713

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment at September 30, 2015 and 2014 and December 31, 2014.

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated For	Evaluated For		Evaluated For	Evaluated For
(dollars in thousands)	Impairment	Impairment	Balance	Impairment	Impairment	Balance
September 30, 2015
Builder & developer	$495	$1,645	$2,140	$5,461	$128,356	$133,817
Commercial real estate investor	0	2,100	2,100	6,032	166,773	172,805
Residential real estate investor	142	1,425	1,567	1,602	121,080	122,682
Hotel/Motel	0	885	885	446	84,298	84,744
Wholesale & retail	0	693	693	383	76,448	76,831
Manufacturing	0	244	244	636	32,469	33,105
Agriculture	263	264	527	422	37,868	38,290
Other commercial	0	1,895	1,895	1,937	201,713	203,650
Total commercial related	900	9,151	10,051	16,919	849,005	865,924
Residential mortgage	0	69	69	165	72,914	73,079
Home equity	0	159	159	203	84,714	84,917
Other consumer	0	177	177	306	31,423	31,729
Total consumer related	0	405	405	674	189,051	189,725
Unallocated	0	1,924	1,924	-	-	-
Total	$900	$11,480	$12,380	$17,593	$1,038,056	$1,055,649

December 31, 2014
Builder & developer	$953	$1,283	$2,236	$5,973	$108,722	$114,695
Commercial real estate investor	600	1,604	2,204	6,550	137,656	144,206
Residential real estate investor	559	925	1,484	1,738	95,824	97,562
Hotel/Motel	0	671	671	520	78,892	79,412
Wholesale & retail	0	691	691	394	74,669	75,063
Manufacturing	0	201	201	655	33,507	34,162
Agriculture	100	229	329	432	41,704	42,136
Other commercial	300	1,254	1,554	1,447	184,639	186,086
Total commercial related	2,512	6,858	9,370	17,709	755,613	773,322
Residential mortgage	0	64	64	146	32,307	32,453
Home equity	0	176	176	109	82,147	82,256
Other consumer	0	216	216	393	31,666	32,059
Total consumer related	0	456	456	648	146,120	146,768
Unallocated	0	1,336	1,336	-	-	-
Total	$2,512	$8,650	$11,162	$18,357	$901,733	$920,090

September 30, 2014
Builder & developer	$953	$1,193	$2,146	$6,190	$101,352	$107,542
Commercial real estate investor	0	1,687	1,687	6,597	144,865	151,462
Residential real estate investor	559	854	1,413	1,937	87,261	89,198
Hotel/Motel	0	636	636	565	74,806	75,371
Wholesale & retail	0	608	608	402	66,651	67,053
Manufacturing	0	209	209	663	34,869	35,532
Agriculture	100	218	318	436	39,806	40,242
Other commercial	300	1,192	1,492	1,486	175,308	176,794
Total commercial related	1,912	6,597	8,509	18,276	724,918	743,194
Residential mortgage	0	62	62	146	32,530	32,676
Home equity	0	160	160	233	82,352	82,585
Other consumer	0	252	252	443	33,106	33,549
Total consumer related	0	474	474	822	147,988	148,810
Unallocated	0	1,730	1,730	-	-	-
Total	$1,912	$8,801	$10,713	$19,098	$872,906	$892,004

Note 7—Deposits

The composition of deposits as of September 30, 2015 and December 31, 2014 is shown below.

(dollars in thousands)	September 30, 2015	December 31, 2014
Noninterest bearing demand	$144,955	$121,673
NOW	103,499	90,158
Money market	364,607	313,932
Savings	70,835	43,098
Time deposits less than $100,000	244,016	222,237
Time deposits $100,000 or more	166,731	163,875
Total deposits	$1,094,643	$954,973

Note 8—Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. At September 30, 2015, the balance of securities sold under agreements to repurchase was $47,329,000 compared to $42,184,000 at December 31, 2014. There were no other short-term borrowings at September 30, 2015 and December 31, 2014.

The following table presents a summary of long-term debt as of September 30, 2015 and December 31, 2014. PeoplesBank’s long-term debt obligations to the FHLBP are fixed rate instruments. Under terms of a blanket collateral agreement with the FHLBP, the obligations are secured by FHLBP stock and PeoplesBank qualifying loan receivables, principally real estate secured loans.

(dollars in thousands)	September 30, 2015	December 31, 2014
PeoplesBank’s obligations:
Federal Home Loan Bank of Pittsburgh (FHLBP)
Due July 2015, 1.90%	0	5,000
Due July 2016, 2.35%	5,000	5,000
Due September 2016, 1.18%	10,000	10,000
Due October 2016, 1.06%	10,000	10,000
Due October 2016, 1.10%	10,000	10,000
Due April 2017, 0.97%	10,000	10,000
Due November 2017, 1.19%	5,000	5,000
Due March 2018, 1.17%	10,000	10,000
Due June 2018, 1.87%	5,000	5,000
Due November 2018, 1.62%	5,000	5,000
Due June 2019, 2.10%	5,000	5,000
Due June 2019, 1.64%	5,000	0
Due June 2020, 1.87%	15,000	0
Due June 2021, 2.14%	15,000	0
Total FHLBP	110,000	80,000
Capital lease obligation	25	96
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 2.36%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 1.83% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Total long-term debt	$120,335	$90,406

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

Management believes that Codorus Valley and PeoplesBank were well capitalized on September 30, 2015 based on regulatory capital guidelines. The table below provides a comparison of the Corporation’s and PeoplesBank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirement for the periods indicated.

	Actual		Minimum for Capital Adequacy		Well Capitalized Minimum*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated) at September 30, 2015
Capital ratios:
Common equity Tier 1	$108,583	10.11%	$48,350	4.50%	n/a	n/a
Tier 1 risk based	130,583	12.15	64,467	6.00	n/a	n/a
Total risk based	142,963	13.31	85,956	8.00	n/a	n/a
Leverage	130,583	9.45	55,255	4.00	n/a	n/a

at December 31, 2014
Capital ratios:
Tier 1 risk based	$125,773	13.24%	$37,991	4.00%	n/a	n/a
Total risk based	136,935	14.42	75,982	8.00	n/a	n/a
Leverage	125,773	10.32	48,759	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at September 30, 2015
Capital ratios:
Common equity Tier 1	$126,991	11.86%	$48,183	4.50%	$69,598	6.50%
Tier 1 risk based	126,991	11.86	64,245	6.00	85,659	8.00
Total risk based	139,371	13.02	85,659	8.00	107,074	10.00
Leverage	126,991	9.22	55,106	4.00	68,882	5.00

at December 31, 2014
Capital ratios:
Tier 1 risk based	$121,634	12.85%	$37,863	4.00%	$56,795	6.00%
Total risk based	132,796	14.03	75,727	8.00	94,658	10.00
Leverage	121,634	10.01	48,615	4.00	60,768	5.00

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

Preferred Stock Issued under the US Treasury’s Small Business Lending Fund Program

The U.S. Department of the Treasury (“Treasury”) has a capital investment in the Corporation pursuant to the Corporation’s participation in the Treasury’s Small Business Lending Funding Program (“SBLF Program”). In August 2011, the Corporation sold to the Treasury, for an aggregate purchase price of $25,000,000, 25,000 shares of non-cumulative, perpetual preferred stock, Series B, $1,000 liquidation value, $2.50 par value. On May 30, 2014, the Corporation redeemed 13,000 of the 25,000 outstanding shares of the Corporation’s preferred stock that had been issued to the Treasury, leaving 12,000 outstanding shares representing $12,000,000 of preferred stock outstanding as of September 30, 2015. The May 30, 2014 preferred stock redemption was funded primarily with the funds the Corporation raised in the March 26, 2014 private placement of its common stock.

The annualized dividend rate on the preferred stock issued under the SBLF Program was 1 percent for the three and nine months ended September 30, 2015 and 2014. Based on the increase in the qualified small business lending portfolio balance over the baseline level at September 30, 2013, the dividend rate will remain at 1 percent through February 18, 2016. Thereafter, under the terms of the Series B preferred stock, the dividend rate will increase to 9 percent (including a quarterly lending incentive fee of .5 percent). Additional information about the Series B preferred stock is disclosed in Note 10—Shareholders’ Equity in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

Common Stock Dividend

Periodically, the Corporation distributes stock dividends on its common stock. On October 13, 2015, the Corporation declared a 5 percent common stock dividend payable on December 8, 2015, to shareholders of record at the close of business on October 27, 2015. Distribution of this stock dividend will result in the issuance of approximately 294,507 additional common shares. The Corporation distributed a 5 percent stock dividend on December 9, 2014, which resulted in the issuance of 275,900 additional common shares.

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

Note 12—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $18,106,000 of standby letters of credit outstanding on September 30, 2015, compared to $19,651,000 on December 31, 2014. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of September 30, 2015 and December 31, 2014, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
September 30, 2015
Securities available-for-sale:
U.S. agency	$14,588	$0	$14,588	$0
U.S. agency mortgage-backed, residential	123,517	0	123,517	0
State and municipal	72,573	0	72,573	0

December 31, 2014
Securities available-for-sale:
U.S. agency	$17,907	$0	$17,907	$0
U.S. agency mortgage-backed, residential	124,815	0	124,815	0
State and municipal	70,452	0	70,452	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans

Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At September 30, 2015, the fair value of impaired loans with a valuation allowance or charge-off was $2,948,000, which is net of valuation allowances of $900,000 and charge-offs of $925,000. At December 31, 2014 the fair value of impaired loans with a valuation allowance or charge-off was $3,058,000, which is net of valuation allowances of $2,512,000 and charge-offs of $26,000.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. At September 30, 2015, the fair value of foreclosed real estate with a valuation allowance or write-down was $1,013,000, which is net of valuation allowances of $1,660,000 and write-downs of $34,000. At December 31, 2014, the carrying value of foreclosed real estate with a valuation allowance or write-down was $1,198,000, which is net of valuation allowances of $1,687,000 and no write-downs.

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
September 30, 2015
Impaired loans	$2,948	$0	$0	$2,948
Foreclosed real estate	1,013	0	0	1,013

December 31, 2014
Impaired loans	$3,058	$0	$0	$3,058
Foreclosed real estate	1,198	0	0	1,198

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation		Unobservable			Weighted
(dollars in thousands)	Estimate	Techniques		Input		Range	Average
September 30, 2015
Impaired loans	$2,948	Appraisal	(1)	Appraisal adjustments	(2)	15% - 25%	16%
Foreclosed real estate	1,013	Appraisal	(1)	Appraisal adjustments	(2)	15% - 65%	62%

December 31, 2014
Impaired loans	$3,058	Appraisal	(1)	Appraisal adjustments	(2)	13% - 25%	16%
Foreclosed real estate	1,198	Appraisal	(1)	Appraisal adjustments	(2)	15% - 68%	64%

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

Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of the Corporation’s financial instruments as of September 30, 2015 and December 31, 2014:

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

The following presents the carrying amounts and estimated fair values of the Corporation’s financial instruments as of September 30, 2015 and December 31, 2014.

			Fair Value Estimates
(dollars in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
September 30, 2015
Financial assets
Cash and cash equivalents	$72,033	$72,033	$72,033	$0	$0
Securities available-for-sale	210,678	210,678	$0	210,678	0
Restricted investment in bank stocks	5,028	5,028	0	5,028	0
Loans held for sale	608	623	0	623	0
Loans, net	1,043,269	1,057,412	0	0	1,057,412
Interest receivable	3,702	3,702	0	3,702	0

Financial liabilities
Deposits	$1,094,643	$1,095,720	$0	$1,095,720	$0
Short-term borrowings	47,329	47,329	0	47,329	0
Long-term debt	120,335	117,796	0	111,122	6,674
Interest payable	486	486	0	486	0

Off-balance sheet instruments	0	0	0	0	0

December 31, 2014
Financial assets
Cash and cash equivalents	$31,094	$31,094	$31,094	$0	$0
Securities available-for-sale	213,174	213,174	0	213,174	0
Restricted investment in bank stocks	3,799	3,799	0	3,799	0
Loans held for sale	464	475	0	475	0
Loans, net	908,928	924,930	0	0	924,930
Interest receivable	3,702	3,702	0	3,702	0

Financial liabilities
Deposits	$954,973	$955,581	$0	$955,581	$0
Short-term borrowings	42,184	42,184	0	42,184	0
Long-term debt	90,406	88,120	0	80,367	7,753
Interest payable	477	477	0	477	0

Off-balance sheet instruments	0	0	0	0	0

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

Gross amounts Not Offset in
		Gross	Net Amounts	the Statements of Condition
	Gross	Amounts	of Liabilities	Financial Instruments
	Amounts of	Offset in the	Presented in	U.S. agency		Cash
	Recognized	Statements	the Statements	mortgage-backed,		Collateral	Net
(dollars in thousands)	Liabilities	of Condition	of Condition	residential	U.S. agency	Pledged	Amount
September 30, 2015
Repurchase Agreements	$47,329	$0	$47,329	$(39,338)	(7,991)	$0	$0

December 31, 2014
Repurchase Agreements	$42,184	$0	$42,184	(42,184)	0	$0	$0

As of September 30, 2015 and December 31, 2014, the fair value of securities pledged in connection with repurchase agreements was $48,386,000 and $60,872,000, respectively.

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

Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014

Financial Highlights

The Corporation’s net income available to common shareholders (earnings) was $2,981,000 for the quarter ended September 30, 2015, as compared to $3,149,000 for the quarter ended September 30, 2014, a decrease of $168,000 or 5 percent.

•	Net interest income for the third quarter of 2015 increased $1,376,000 or 13 percent above the same period in 2014, primarily due to a higher average balance of loans outstanding in the third quarter of 2015. The increased loan volume resulted from both PeoplesBank core commercial loan growth over the previous twelve months, and the Corporation’s acquisition of $77 million of loans, mostly residential mortgages, in the Madison transaction on January 16, 2015.

•	The provision for loan losses for the third quarter of 2015 was $500,000, representing a $250,000 increase as compared to a provision of $250,000 for the third quarter of 2014. The increased provision supported adequate loan loss reserve coverage considering several factors, including the Corporation’s commercial loan growth for the twelve months ending September 30, 2015. The allowance as a percentage of total loans was 1.17 percent at September 30, 2015, as compared to 1.21 percent at December 31, 2014, and 1.20 percent at September 30, 2014.

•	Noninterest income for the third quarter of 2015 increased $180,000 or 8 percent compared to the third quarter of 2014. Several sources contributed to the rise in noninterest revenues, including increased deposit service fees generated by higher transaction volumes and fee schedule changes, growth in trust and wealth management assets and related fees, and gains from a higher volume of mortgage loans originated and sold in the third quarter of 2015 versus the same period in the prior year.

•	Noninterest expenses in the third quarter of 2015 were $1,508,000 or 19 percent higher than the third quarter of 2014. Personnel and facility costs accounted for the majority of the increase, reflecting additional compensation, benefits, and occupancy expenses supporting business banking and retail services in the Maryland markets and financial centers from the Madison transaction, and the two Pennsylvania financial centers in Shrewsbury and Camp Hill opened after the third quarter of 2014.

•	The provision for income taxes for the third quarter of 2015 decreased by $34,000 or 2 percent as compared to the third quarter of 2014, reflecting both (i) pre-tax income in the third quarter of 2015 being 4 percent less than the third quarter of 2014, and (ii) a slightly higher effective tax rate for the third quarter of 2015 due to less tax-exempt investment income in 2015 as compared to the prior year.

•	The Corporation’s net interest margin (tax-equivalent basis) for the third quarter of 2015 was 3.71 percent, compared to 3.80 percent for the third quarter of 2014. The decrease relates to yields on new loan growth and new investments being slightly lower than maturing interest-earning assets in the continued low rate environment, and the additional interest expense on a higher volume of long-term borrowings in the third quarter of 2015 versus the same period in the prior year.

The schedule below presents selected performance metrics for the third quarter of both 2015 and 2014. Per share computations include the effect of stock dividends, including the 5 percent common stock dividend declared on October 13, 2015.

	Three months ended
	September 30,
	2015	2014
Basic earnings per common share	$0.48	$0.52
Diluted earnings per common share	$0.48	$0.51
Cash dividend payout ratio	25.67%	21.80%
Return on average assets	0.87%	1.05%
Return on average equity	9.68%	11.03%
Net interest margin (tax equivalent basis)	3.71%	3.80%
Net overhead ratio	2.10%	1.98%
Efficiency ratio	65.00%	61.17%
Average equity to average assets	8.98%	9.56%

A more detailed analysis of the factors and trends affecting the Corporation’s earnings and financial position follows.

Income Statement Analysis

Net Interest Income

Net interest income for the quarter ended September 30, 2015 was $12,022,000, an increase of $1,376,000 or 13 percent compared to net interest income of $10,646,000 for the third quarter of 2014. The increase was primarily attributable to increased loan interest income. The Corporation’s net interest margin, computed as net interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets for the quarter, was 3.71 percent for the third quarter of 2015, compared to the 3.80 percent net interest margin for the third quarter of 2014. The reduction in the net interest margin was due primarily to a reduction in the yield on interest-earning assets, as maturing loans and investments had slightly higher yields, on average, than both new loans and new investments in 2015, as a result of the continuing low rate environment.

Total interest income for the third quarter of 2015 was $14,117,000, an increase of $1,447,000 or 11 percent above the amount of total interest income for the third quarter of 2014. The increase was primarily a result of a significant increase in loan income, partially offset by a decline in investment income.

Interest income on loans increased $1,596,000 or 14 percent in the third quarter of 2015 compared to the same period in 2014. The average volume of loans increased approximately $155,000,000 or 17 percent in the third quarter of 2015 compared to the same quarter in 2014, reflecting both core commercial loan growth over the past year, and the impact of the $77 million of loans acquired from Madison during the first quarter of 2015. The Corporation’s carrying value of Madison-acquired loans as of September 30, 2015 was approximately $63 million, with the reduction in the portfolio since the January 2015 acquisition date resulting primarily from normal scheduled repayments received during the year, as well as some loan payoffs and sales. The impact of the increased loan volume on interest income was slightly offset by a decrease in the overall tax-equivalent yield on loans for the third quarter of 2015, which declined by 15 basis points compared to the third quarter of 2014, as maturing loans had slightly higher yields, on average, than new loans as a result of the continuing low interest rates and competitive market pricing.

Investment income for the third quarter of 2015 decreased $168,000 or 12 percent compared to the third quarter of 2014. Contributing to the decrease, the tax-equivalent yield on investments for the third quarter of 2015 was 2.65 percent or 18 basis points lower than the taxable-equivalent investment yield of 2.83 percent for the third quarter of 2014, as the yields on maturing investments (primarily tax-exempt municipal securities and mortgage-backed securities) were generally higher than yields on new investments purchased in the current lower interest rate environment. Also, the average balance of investment securities decreased 6 percent when comparing the third quarter of 2015 to the same period in 2014, as some funds from investment maturities and sales were not fully reinvested, but were used for other purposes, including providing funds to support loan growth.

Total interest expense for the third quarter of 2015 totaled $2,095,000, an increase of $71,000 or 4 percent as compared to total interest expense of $2,024,000 for the third quarter of 2014. An increase in both the average volume and cost of long-term borrowings, used to fund commercial loans of a similar duration, more than offset a favorable decrease in the cost of deposits.

Interest expense on deposits decreased $118,000 or 7 percent in the third quarter of 2015 compared to the same period in 2014. Decreases in the rate of interest paid on deposits in the continuing low rate environment more than offset the additional interest expense attributable to an increase in the volume of deposits. The average rate paid on interest-bearing deposits in the third quarter of 2015 was 0.66 percent, a decrease from the average rate of 0.78 percent paid on interest-bearing deposits during the third quarter of 2014. The average balance of interest-bearing deposits for the third quarter of 2015 increased by $95,000,000 or 11 percent compared to the third quarter of 2014. This increase was primarily due to the growth of demand and savings deposits, including those assumed in the Madison transaction in January 2015. Also, the Corporation experienced a favorable increase in noninterest-bearing deposits, with the average balance for the third quarter of 2015 increasing to $149,000,000 as compared to $120,000,000 for the third quarter of 2014.

Interest expense on borrowings for the third quarter of 2015 increased by $189,000 compared to the third quarter of 2014, due primarily to an increase in the average balance of long-term debt. Outstanding long-term borrowings averaged $120,000,000 for the third quarter of 2015, compared to an average balance of approximately $80,000,000 for the third quarter of 2014. The increase related primarily to new FHLB advances totaling $35,000,000 obtained in June 2015 as disclosed in Note 8 – Short-Term Borrowings and Long-Term Debt. The advances obtained in 2015 are borrowings with intermediate term bullet maturities to supplement deposits for funding expected loan growth, and to provide a partial hedge against rising market interest rates by having maturities similar to the amortization of fixed rate commercial loans in the Corporation’s portfolio. The overall rate on average long-term borrowings for the third quarter of 2015 was 1.60 percent, an increase as compared to the rate of 1.47 percent for the third quarter of 2014.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended September 30,
		2015			2014
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Interest bearing deposits with banks	$55,258	$35	0.25%	$25,462	$16	0.25%
Investment securities:
Taxable	145,609	802	2.19	154,871	915	2.34
Tax-exempt	66,855	615	3.65	71,364	697	3.87
Total investment securities	212,464	1,417	2.65	226,235	1,612	2.83

Loans:
Taxable (1)	1,026,039	12,706	4.91	872,908	11,110	5.05
Tax-exempt	21,321	241	4.48	19,039	241	5.02
Total loans	1,047,360	12,947	4.90	891,947	11,351	5.05
Total earning assets	1,315,082	14,399	4.34	1,143,644	12,979	4.50
Other assets (2)	70,821			62,999
Total assets	$1,385,903			$1,206,643
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$459,921	$412	0.36%	$388,500	$325	0.33%
Savings	71,580	18	0.10	41,945	15	0.14
Time	414,674	1,134	1.08	420,587	1,342	1.27
Total interest bearing deposits	946,175	1,564	0.66	851,032	1,682	0.78
Short-term borrowings	37,413	47	0.50	32,900	43	0.52
Long-term debt	120,349	484	1.60	80,442	299	1.47
Total interest bearing liabilities	1,103,937	2,095	0.75	964,374	2,024	0.83

Noninterest bearing deposits	149,204			119,633
Other liabilities	8,339			7,322
Shareholders’ equity	124,423			115,314

Total liabilities and shareholders’ equity	$1,385,903			$1,206,643
Net interest income (tax equivalent basis)		$12,304			$10,955
Net interest margin (3)			3.71%			3.80%
Tax equivalent adjustment		(282)			(309)
Net interest income		$12,022			$10,646

(1)	Average balance includes average nonaccrual loans of $7,210,000 for 2015 and $8,248,000 for 2014.
Interest includes net loan fees of $511,000 for 2015 and $487,000 for 2014.

(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.

(3)	Net interest income (tax equivalent basis) annualized as a percentage of average interest earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended
	September 30,
	2015 vs. 2014
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$19	$0	$19
Investment securities:
Taxable	(54)	(59)	(113)
Tax-exempt	(44)	(38)	(82)
Loans:
Taxable	1,949	(353)	1,596
Tax-exempt	29	(29)	0
Total interest income	1,899	(479)	1,420
Interest Expense
Deposits:
Interest bearing demand	73	14	87
Savings	11	(8)	3
Time	(19)	(189)	(208)
Short-term borrowings	6	(2)	4
Long-term debt	141	44	185
Total interest expense	212	(141)	71
Net interest income	$1,687	$(338)	$1,349

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

The provision for loan losses is an expense charged to earnings to cover the estimated losses attributable to uncollectible loans. The provision reflects management’s judgment of an appropriate level for the allowance for loan losses. For the third quarter of 2015, the provision for loan losses was $500,000 as compared to a provision of $250,000 for the third quarter of 2014. The increased provision was provided to maintain the adequacy of the allowance for loan losses, particularly given the continued growth in the commercial loan portfolio in the twelve months ending September 30, 2015. Despite the comparatively higher provision for the third quarter of 2015 versus the same period in 2014, the allowance as a percentage of total loans was 1.17 percent at September 30, 2015, as compared to 1.21 percent at December 31, 2014, and 1.20 percent at September 30, 2014. The impact of the increased provision for the third quarter of 2015 on the allowance for loan losses balance was partially offset by $86,000 of net charge-offs recorded in the third quarter of 2015. Also, no allowance for loan losses was added relative to the $77,000,000 of loans acquired from Madison in January 2015 as such loans were recorded on the Corporation’s balance sheet at fair value in accordance with acquisition accounting principles.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 63.

Noninterest Income

The following table presents the components of total noninterest income for the third quarter of 2015, compared to the third quarter of 2014.

Table 3 - Noninterest income

	Three months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2015	2014	$	%

Trust and investment services fees	$604	$592	$12	2%
Income from mutual fund, annuity and insurance sales	265	178	87	49
Service charges on deposit accounts	882	783	99	13
Income from bank owned life insurance	179	184	(5)	(3)
Other income	110	155	(45)	(29)
Net gain on sales of loans held for sale	181	124	57	46
Gain on sales of securities	121	146	(25)	(17)
Total noninterest income	$2,342	$2,162	$180	8%

The discussion that follows addresses changes in selected categories of noninterest income.

Income from mutual fund, annuity and insurance sales—The $87,000 or 49 percent increase in income from the sale of mutual fund, annuity and insurance products by Codorus Valley Financial Advisors, Inc. (“CVFA”), a subsidiary of PeoplesBank, was due to the higher volume of assets under management and fee income for the third quarter of 2015 (the strongest quarterly performance in the previous two years). This increase reflected the addition of a significant volume of assets under management in the third quarter of 2015 due primarily to the addition of a new larger retirement plan client.

Service charges on deposit accounts—The $99,000 or 13 percent increase in service charge income on deposit accounts was due to both (i) an increase in the volume of demand deposit accounts subject to fees, including deposit accounts assumed in the Madison acquisition in January 2015, and (ii) planned fee schedule increases for certain service charge categories. The fee schedule changes were implemented during the first quarter of 2015, and were in effect during the entire third quarter of 2015.

Net gain on sales of loans held for sale—The $57,000 or 46 percent increase in gains from the sale of residential mortgage loans held for sale follows the 2015 year-to-date favorable trend of increased fixed-rate mortgage originations and refinance activity, while the mortgage origination and sales during the third quarter of 2014 had reflected a lower-than-average volume of activity.

Gain on sales of securities—The $25,000 or 17 percent decrease in gains on the sale of securities was consistent with a lower volume of security sales in the third quarter of 2015 versus the same period in 2014. Securities sold included those where market pricing for certain instruments provided a favorable total return upon the sale and reinvestment of proceeds, versus holding the respective securities to maturity.

Other income—The $45,000 or 29 percent decrease in other income reflects the impact of realized losses on the disposal of premises and equipment during the third quarter of 2015.

Noninterest Expense

The following table presents the components of total noninterest expense for the third quarter of 2015, compared to the third quarter of 2014.

Table 4 - Noninterest expense

	Three months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2015	2014	$	%

Personnel	$5,367	$4,436	$931	21%
Occupancy of premises, net	811	505	306	61
Furniture and equipment	664	552	112	20
Postage, stationery and supplies	153	199	(46)	(23)
Professional and legal	198	223	(25)	(11)
Marketing	242	340	(98)	(29)
FDIC insurance	177	149	28	19
Debit card processing	235	199	36	18
Charitable donations	21	66	(45)	(68)
Telephone	208	141	67	48
External data processing	306	186	120	65
Merger related	0	161	(161)	(100)
Foreclosed real estate including (gains) losses on sales	66	60	6	10
Other	1,062	785	277	35
Total noninterest expense	$9,510	$8,002	$1,508	19%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $931,000 or 21 percent increase in personnel expense was due largely to the impact of adding new employees from (i) the four Maryland financial centers acquired in the Madison acquisition in January 2015, (ii) the two financial centers in Shrewsbury, PA and Camp Hill, PA that were opened after the third quarter of 2014, and (iii) the addition of business banking personnel to support loan growth in the Corporation’s newer markets. These financial center personnel additions as well as other planned staff additions to support continued business growth resulted in a 15 percent increase to the Corporation’s full-time equivalents (FTEs) from year-end 2014 to September 30, 2015.

Occupancy; furniture and equipment – The $418,000 or 40 percent increase in combined occupancy and furniture and equipment costs was due primarily to the addition of seven facilities to the Corporation since the third quarter of 2014, including four financial centers from the Madison acquisition, two financial centers in Pennsylvania (Shrewsbury and Camp Hill), and a new administrative services center near the Corporation’s headquarters in York, PA.

Postage, stationery and supplies—The $46,000 or 23 percent decrease in postage, stationery, and supplies expenses reflects variances in the timing of promotional mailings, and the additional supplies expenses in the third quarter of 2014 reflecting the Corporation’s updated branding.

Professional and legal—The $25,000 or 11 percent decrease in professional and legal expenses reflects the higher volume of third-party consulting and legal support in the third quarter of 2014 versus the third quarter of 2015, including charges associated with strategic consulting supporting fee-based revenue enhancement.

Marketing—The $98,000 or 29 percent decrease in marketing expenses reflects timing differences in the Corporation’s planned branding, promotion, and advertising activities. Also, the third quarter of 2014 included additional nonrecurring marketing expenses for promotions related to the PeoplesBank 150th anniversary events.

FDIC insurance—The $28,000 or 19 percent increase in FDIC insurance is attributable to year over year deposit growth including deposits assumed in the January 2015 Madison acquisition.

Debit card processing—The $36,000 or 18 percent increase in debit card processing reflects year over year higher debit card transaction volume, due primarily to the increased number of demand deposit accounts and debit cards, including those related to the Madison acquisition.

Charitable donations—The $45,000 or 68 percent decrease in quarterly charitable donations was primarily due to changes in the timing of donations (as the comparison of year-to-date charitable donations reflects a lower 9 percent variance). Most donations to nonprofit organizations qualify for related state tax credits that typically range from 55 to 90 percent of the donated amount, effectively lowering the cost of the donation. PeoplesBank uses state tax credits from donations to reduce its Pennsylvania shares tax expense which is included in other expenses.

External data processing—The $120,000 or 65 percent increase in external data processing expenses reflects the additional third-party processing costs to support file-count and transaction-based data processing and information security requirements for the new customers from the addition of six new financial centers since the third quarter of 2014, including those added from the Corporation’s acquisition of Madison in January 2015.

Merger related expenses—The Corporation incurred $161,000 of pre-merger related expenses in the third quarter of 2014 related to the eventual acquisition of Madison Bancorp in the first quarter of 2015. Merger-related integration activities were completed in the first half of 2015, and no acquisition expenses were incurred in the third quarter of 2015. The merger agreement between the Corporation and Madison was executed on July 22, 2014, and merger-related expenses in the third quarter of 2014 included professional fees supporting legal, investment banking, regulatory application and integration activities.

Other expenses—The $277,000 or 35 percent increase in other expenses included the costs for the inception of corporate-wide seminars supporting expansion of revenue generation activities, as well as increases in costs associated with franchise expansion, such as additional insurance, employee training and travel, and additional courier expenses.

Provision for Income Taxes

The provision for income taxes for the third quarter of 2015 was $1,343,000, a decrease of $34,000 or 2 percent as compared to the third quarter of 2014. The decrease reflected the lower level of pre-tax income for the third quarter of 2015 versus the same period in 2014, partially offset by the impact of the lower level of tax-exempt investment income for 2015 as compared to the prior year. For both the second quarter of 2015 and 2014, the Corporation’s statutory federal income tax rate was 34 percent. However, the effective income tax rate was 31 percent for the third quarter of 2015, compared to 30 percent for the third quarter of 2014. The effective tax rate differs from the statutory tax rate due to the impact of certain elements with specific tax benefits, including low-income housing credits and tax-exempt income, including income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance. The Corporation’s income earned on tax-exempt investments decreased in the third quarter of 2015 as compared to the third quarter of 2014, resulting in a decrease of the related tax benefit.

Preferred Stock Dividends

Preferred stock dividends for both the third quarter of 2015 and 2014 were $30,000 in each period as the same annualized dividend rate of 1 percent applied to the same balance for both periods of $12,000,000 in outstanding shares of the Corporation’s Series B preferred stock held by the United States Department of the Treasury. The Corporation is currently paying the lowest permissible dividend rate under the U.S. Treasury’s Small Business Lending Fund Program (“SBLF Program”) as a result of originating loans that qualify for the SBLF Program in excess of a pre-determined loan portfolio baseline balance. Information about the SBLF Program is provided in this report at Note 10-Shareholders’ Equity.

Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014

Financial Highlights

The Corporation’s net income available to common shareholders (earnings) was $8,275,000 for the first nine months of 2015 compared to $8,845,000 for the first nine months of 2014, a decrease of $570,000 or 6 percent. Contributing to the decrease was (i) nonrecurring expenses associated with the Madison acquisition which occurred in the first quarter of 2015, (ii) personnel and occupancy expenses related to the Corporation’s business expansion, and (iii) additional loan loss provision in consideration of commercial loan growth and net charge offs for the previous twelve months.

•	Net interest income for the first nine months of 2015 increased $4,173,000 or 13 percent above the first nine months of 2014, primarily due to increased interest income from a higher volume of loans due to both PeoplesBank core commercial loan growth over the previous twelve months, and the Corporation’s acquisition of $77 million of loans, mostly residential mortgages, in the Madison transaction on January 16, 2015.

•	The Corporation’s net interest margin (tax-equivalent basis) for the nine months ended September 30, 2015 was 3.82 percent, which was comparable to the 3.83 percent net interest margin for the first nine months of 2014. Yields on new loans and new investments were slightly lower for 2015 in the continuing low interest rate environment, which was offset by a reduction in the cost of deposits.

•	The provision for loan losses for the first nine months of 2015 was $2,300,000 or a $1,200,000 increase as compared to a loan loss provision of $1,100,000 for the first nine months of 2014. The increased provision for 2015 supported adequate loan loss reserve coverage considering several factors, including the Corporation’s substantial commercial loan growth in the past twelve months, and higher net charge-offs of $1,082,000 in the first nine months of 2015 as compared to net charge offs of $362,000 for the same period in 2014. The charge-offs recorded in the first nine months of 2015 included a combined $827,000 on three impaired commercial credits reflecting confirmed losses from collateral deficiencies.

•	Noninterest income for the first nine months of 2015 increased $1,023,000 or 18 percent compared to the first nine months of 2014. Several sources contributed to the rise in noninterest revenues, including increased deposit service fees generated by higher transaction volumes and fee schedule changes, growth in trust assets under management and related fees, a greater volume of sold mortgages and related gains, and gains on sales of securities.

•	Noninterest expenses for the first nine months of 2015 were $4,431,000 or 19 percent higher than the first nine months of 2014. Personnel and facility costs accounted for the majority of the increase, reflecting additional compensation, benefits, and occupancy expenses supporting expanded business banking and retail banking activities in the Maryland financial centers from the Madison acquisition, and the two financial centers in Shrewsbury, PA and Camp Hill, PA opened after the third quarter of 2014. Also contributing to the noninterest expense increase was $474,000 of nonrecurring noninterest expenses in the first nine months of 2015 associated with the Madison acquisition, an increase of $263,000 compared to acquisition-related expenses for the first nine months of 2014. Acquisition expenses included one-time costs for systems conversion and integration, external legal and professional fees, and severance costs.

•	The provision for income taxes for the first nine months of 2015 increased by $189,000 or 5 percent as compared to the first nine months of 2014, primarily related to the lower amount of tax-exempt investment income for 2015 as compared to the prior year.

As of September 30, 2015, the Corporation’s total assets were nearly $1.4 billion, an increase of $183 million or 15 percent since December 31, 2014. The increase resulted from both the Corporation’s acquisition of $134 million of assets from Madison in the first quarter of 2015, and commercial loan growth generated through PeoplesBank during the first nine months of the year.

The Corporation’s capital level remained sound as evidenced by regulatory capital ratios that exceed current regulatory requirements for well capitalized institutions. As of September 30, 2015, the Corporation’s capital calculations and ratios reflect full compliance with the Basel III regulatory capital framework, which became effective on January 1, 2015.

The schedule below presents selected performance metrics for the first nine months of both 2015 and 2014. Per share computations include the effect of stock dividends, including the 5 percent common stock dividend declared on October 13, 2015.

	Nine months ended
	September 30,
	2015	2014
Basic earnings per common share	$1.34	$1.52
Diluted earnings per common share	$1.33	$1.49
Cash dividend payout ratio	26.89%	29.52%
Return on average assets	0.83%	1.01%
Return on average equity	9.15%	10.48%
Net interest margin (tax equivalent basis)	3.82%	3.83%
Net overhead ratio	2.16%	2.02%
Efficiency ratio	65.19%	61.70%
Average equity to average assets	9.08%	9.62%

A more detailed analysis of the factors and trends affecting the Corporation’s earnings and financial position follows.

Income Statement Analysis

Net Interest Income

Net interest income for the nine months ending September 30, 2015 was $35,529,000, an increase of $4,173,000 or 13 percent compared to net interest income of $31,356,000 for the first nine months of 2014. The increase was primarily attributable to increased loan interest income. The Corporation’s net interest margin, computed as net interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets for the quarter, was 3.82 percent for the first nine months of 2015, which was comparable to the 3.83 percent net interest margin for the same period in 2014.

Total interest income for the first nine months of 2015 was $41,609,000, an increase of $4,162,000 or 11 percent above total interest income of $37,447,000 for the first nine months of 2014. The increase was primarily a result of a significant increase in loan income, partially offset by a decline in investment income.

Interest income on loans increased $4,578,000 or 14 percent in the first nine months of 2015 compared to the same period in 2014. The average balance of loans increased approximately $145,000,000 or 17 percent in the first nine months of 2015 compared to the first nine months of 2014, reflecting core commercial loan growth over the past year, and the impact of the $77 million of loans acquired from Madison during the first quarter of 2015. The impact of the increased loan volume on interest income was slightly offset by a decrease in the overall tax-equivalent yield on loans for the first nine months of 2015, which declined by 12 basis points compared to the same period in 2014.

Investment income for the first nine months of 2015 decreased by $442,000 or 10 percent compared to the first nine months of 2014. Contributing to the decrease, the average balance of investment securities decreased 6 percent when comparing the first nine months of 2015 to the same period in 2014, as some funds from investment maturities and sales were not fully reinvested, but were used for other purposes, including providing funds to support loan growth. Also, the tax-equivalent yield on investments for the first nine months of 2015 was 2.77 percent or 17 basis points lower than the investment yield of 2.94 percent for the first nine months of 2014, as the yields on maturing investments (primarily tax-exempt municipal securities) were generally higher than yields on investments purchased in the current low interest rate environment.

Total interest expense for the first nine months of 2015 totaled $6,080,000, a slight decrease of $11,000 or less than 1 percent as compared to total interest expense of $6,091,000 for the first nine months of 2014. A decrease in the overall cost of deposits was substantially offset by additional interest expense from an increase in the average volume of long-term borrowings outstanding.

Interest expense on deposits decreased of $339,000 or 7 percent in the first nine months of 2015 compared to the same period in 2014. Decreases in the rate of interest paid on deposits in the continuing low rate environment more than offset the additional interest expense attributable to an increase in the volume of deposits. The average rate paid on interest-bearing deposits in the first nine months of 2015 was 0.68 percent, a decrease from the average rate of 0.81 percent paid on interest-bearing deposits during the first nine months of 2014. The average volume of interest-bearing deposits for the first nine months of 2015 increased by $91,000,000 or 11 percent compared to the average for the first nine months of 2014. This increase was primarily due to the retention of a significant amount of the time deposits and savings deposits assumed in the Madison transaction in January 2015. Also, the Corporation experienced a favorable increase in noninterest-bearing deposits, with the average volume for the first nine months of 2015 increasing to $139,000,000 as compared to $113,000,000 for the first nine months of 2014.

Interest expense on borrowings for the first nine months of 2015 increased by $328,000 or 33 percent compared to the first nine months of 2014, due primarily to an increase in the average balance of long-term debt. Long-term borrowings averaged $104,329,000 for the first nine months of 2015, an increase of 32 percent compared to an average balance of approximately $79,254,000 for the first nine months of 2014. The increase related to new FHLB advances since the end of the second quarter of 2014, including $35,000,000 of FHLB borrowings obtained in June 2015 as disclosed in Note 8 – Short-Term Borrowings and Long-Term Debt. These new borrowings are intermediate term bullet maturities to supplement deposits for funding expected loan growth, and to provide a partial hedge against rising market interest rates by having maturities similar to the amortization of fixed rate commercial loans in the Corporation’s portfolio. The rate on average long-term borrowings for the first nine months of 2015 was 1.54 percent, an increase as compared to the rate of 1.49 percent for the first nine months of 2014.

Table 5-Average Balances and Interest Rates (tax equivalent basis)

	Nine months ended September 30,
		2015			2014
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$35,765	$68	0.25%	$22,359	$42	0.25%
Investment securities:
Taxable	146,998	2,550	2.32	149,634	2,735	2.44
Tax-exempt	66,309	1,873	3.78	76,889	2,253	3.92
Total investment securities	213,307	4,423	2.77	226,523	4,988	2.94

Loans:
Taxable (1)	1,002,312	37,219	4.96	860,963	32,707	5.08
Tax-exempt	21,840	771	4.72	17,978	672	5.00
Total loans	1,024,152	37,990	4.96	878,941	33,379	5.08
Total earning assets	1,273,224	42,481	4.46	1,127,823	38,409	4.55
Other assets (2)	69,773			60,489
Total assets	$1,342,997			$1,188,312
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$434,801	$1,095	0.34%	$386,581	$1,021	0.35%
Savings	68,253	51	0.10	40,970	60	0.20
Time	431,959	3,609	1.12	416,642	4,013	1.29
Total interest bearing deposits	935,013	4,755	0.68	844,193	5,094	0.81
Short-term borrowings	33,824	126	0.50	29,467	116	0.53
Long-term debt	104,329	1,199	1.54	79,254	881	1.49
Total interest bearing liabilities	1,073,166	6,080	0.76	952,914	6,091	0.85

Noninterest bearing deposits	138,939			113,213
Other liabilities	8,941			7,866
Shareholders’ equity	121,951			114,319

Total liabilities and shareholders’ equity	$1,342,997			$1,188,312
Net interest income (tax equivalent basis)		$36,401			$32,318
Net interest margin (3)			3.82%			3.83%
Tax equivalent adjustment		(872)			(962)
Net interest income		$35,529			$31,356

(1)	Average balance includes average nonaccrual loans of $7,935,000 for 2015 and $11,418,000 for 2014.
Interest includes net loan fees of $1,531,000 for 2015 and $1,308,000 for 2014.
(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.
(3)	Net interest income (tax equivalent basis) annualized as a percentage of average interest earning assets.

Table 6-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Nine months ended
	September 30,
	2015 vs. 2014
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$26	$0	$26
Investment securities:
Taxable	19	(204)	(185)
Tax-exempt	(310)	(70)	(380)
Loans:
Taxable	5,370	(858)	4,512
Tax-exempt	144	(45)	99
Total interest income	5,249	(1,177)	4,072
Interest Expense
Deposits:
Interest bearing demand	162	(88)	74
Savings	40	(49)	(9)
Time	147	(551)	(404)
Short-term borrowings	20	(10)	10
Long-term debt	266	52	318
Total interest expense	635	(646)	(11)
Net interest income	$4,614	$(531)	$4,083

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

For the first nine months of 2015, the provision for loan losses was $2,300,000 as compared to a provision of $1,100,000 for the first nine months of 2014. The increased provision was provided to maintain the adequacy of the allowance for loan losses, particularly given the substantial growth in the loan portfolio in the twelve months ending September 30, 2015. The impact of the increased provision on the allowance for loan losses was partially offset by $1,082,000 of net charge-offs recorded in the first nine months of 2015, including partial charge-offs totaling $827,000 on three impaired commercial credits to reflect confirmed losses due primarily to collateral deficiencies. For the first nine months of 2014, net charge-offs were $362,000 which reflected a favorable large recovery of $190,000 on a previously charged-off credit. Despite the comparatively higher provision for the first nine months of 2015 versus the same period in 2014, the allowance as a percentage of total loans was 1.17 percent as of September 30, 2015, as compared to 1.21 percent at December 31, 2014, and 1.20 percent at September 30, 2014. Also, no allowance for loan losses was added relative to the $77,000,000 of loans acquired from Madison in January 2015 as such loans were recorded on the Corporation’s balance sheet at fair value in accordance with acquisition accounting principles.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 63.

Noninterest Income

The following table presents the components of total noninterest income for the first nine months of 2015, compared to the first nine months of 2014.

Table 7 - Noninterest income

	Nine months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2015	2014	$	%

Trust and investment services fees	$1,809	$1,644	$165	10%
Income from mutual fund, annuity and insurance sales	580	503	77	15
Service charges on deposit accounts	2,514	2,221	293	13
Income from bank owned life insurance	523	532	(9)	(2)
Other income	426	458	(32)	(7)
Net gain on sales of loans held for sale	489	306	183	60
Gain on sales of securities	492	146	346	237
Total noninterest income	$6,833	$5,810	$1,023	18%

The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The $165,000 or 10 percent increase in trust and investment services fees was due primarily to an increase in the volume of assets under management from both growth in traditional trust business and appreciation in the market value of managed accounts, as well as rate increases in certain wealth management fees.

Income from mutual fund, annuity and insurance sales—The $77,000 or 15 percent increase in income from mutual fund, annuity and insurance sales was due primarily to an increase in the volume of assets under management from a substantial increase in sales of non-deposit investment products, and the addition of a new large retirement plan client during the third quarter if 2015.

Service charges on deposit accounts—The $293,000 or 13 percent increase in service charge income on deposit accounts was due to both (i) an increase in the volume of demand deposit accounts subject to fees, including deposit accounts assumed in the Madison acquisition in January 2015, and (ii) planned increases on certain service charge categories which were implemented during the first quarter of 2015.

Net gain on sales of loans held for sale—The $183,000 or 60 percent increase in gains from the sale of residential mortgage loans held for sale follows the 2015 year-to-date favorable trend of increased fixed-rate mortgage originations and refinance activity, while the mortgage origination and sales during the first nine months of 2014 reflected a lower-than-average volume of activity.

Gain on sales of securities— The Corporation realized $492,000 in gains from the sales of securities in the first nine months of 2015 compared to securities gains of $146,000 for the first nine months of 2014. The increased gains on the sales of securities in 2015 substantially offset the impact of additional noninterest expenses during the first nine months of 2015 related to the Madison acquisition. Securities sold included those where market pricing for certain instruments provided a favorable total return upon the sale and reinvestment of proceeds, versus holding the respective securities to maturity.

Noninterest Expense

The following table presents the components of total noninterest expense for the first nine months of 2015, compared to the first nine months of 2014.

Table 8 - Noninterest expense

	Nine months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2015	2014	$	%

Personnel	$15,520	$13,040	$2,480	19%
Occupancy of premises, net	2,395	1,586	809	51
Furniture and equipment	2,014	1,646	368	22
Postage, stationery and supplies	505	521	(16)	(3)
Professional and legal	618	612	6	1
Marketing	931	1,060	(129)	(12)
FDIC insurance	526	511	15	3
Debit card processing	657	592	65	11
Charitable donations	763	835	(72)	(9)
Telephone	527	432	95	22
External data processing	850	621	229	37
Merger related	474	211	263	125
Foreclosed real estate including (gains) losses on sales	215	307	(92)	(30)
Other	2,072	1,662	410	25
Total noninterest expense	$28,067	$23,636	$4,431	19%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $2,480,000 or 19 percent increase in personnel expense was due largely to the impact of adding new business banking and retail banking employees from (i) the four Maryland financial centers acquired from Madison in January of 2015, and (ii) the two financial centers in Shrewsbury, PA and Camp Hill, PA that were opened after the third quarter of 2014. These financial center personnel additions as well as other planned staff additions to support continued business growth resulted in a 15 percent increase to the Corporation’s full-time equivalents (FTEs) from year-end 2014 to September 30, 2015. Additionally, the personnel expense includes an accrual for the employment agreement liability related to the separation of the Corporation’s former Chief Operating Officer as reported on the Form 8-K filed on March 31, 2015.

Occupancy; furniture and equipment – The $1,177,000 or 36 percent increase in combined occupancy and furniture and equipment costs was due primarily to the addition of seven facilities to the Corporation since the third quarter of 2014, including four financial centers from the Madison acquisition, two financial centers in Pennsylvania (Shrewsbury and Camp Hill), and a new administrative services center near the Corporation’s headquarters in York, PA.

Marketing—The $129,000 or 12 percent decrease in marketing expenses reflects timing differences in the Corporation’s planned branding, promotion, and advertising activities. Also, the nine months of 2014 included additional nonrecurring marketing expenses for promotions related to the PeoplesBank 150th anniversary events.

Debit card processing—The $65,000 or 11 percent increase in debit card processing reflects year over year higher debit card transaction volume, due primarily to the increased number of demand deposit accounts and debit cards, including those related to the Madison acquisition.

Charitable donations—The $72,000 or 9 percent decrease in charitable donations was primarily due to changes in the timing of donations. Most donations to nonprofit organizations qualify for related state tax credits that typically range from 55 to 90 percent of the donated amount, effectively lowering the cost of the donation. PeoplesBank uses state tax credits from donations to reduce its Pennsylvania shares tax expense which is included in other expenses.

Telephone—The $95,000 or 22 percent increase in telephone expenses reflects the additional system costs for the new employees and lines associated with the six new financial centers added subsequent to the third quarter of 2014, including those from the Corporation’s acquisition of Madison in January 2015.

External data processing—The $229,000 or 37 percent increase in external data processing expenses reflects the additional third-party processing costs for new systems and applications to support file-count and transaction-based data processing and information security requirements for the new customers from the addition of six financial centers since the third quarter of 2014, including those added from the Corporation’s acquisition of Madison in January 2015.

Merger related - Nonrecurring merger-specific costs related to the Corporation’s acquisition of Madison in the first nine months of 2015 totaled $474,000 compared to $211,000 for the same period in 2014. Acquisition-related expenses included systems and data conversion, severance payments, and legal services. The merger agreement between the Corporation and Madison was executed on July 22, 2014, and merger-related expenses in the first nine months of 2014 included professional fees supporting legal, investment banking, regulatory application and integration activities.

Foreclosed real estate—The $92,000 or 30 percent decrease in foreclosed real estate expenses was primarily the result of a significant reduction in the number of foreclosed properties held by the Bank in 2015 versus the prior year. These expenses include real estate taxes, property maintenance, marketing and listing expenses, appraisal costs, and valuation adjustments based upon updated impairment analyses.

Other expense —Other expense, comprised of many underlying expenses, increased $410,000 or 25 percent reflecting the costs of several activities in the first nine months of 2015, including the costs for the inception of corporate-wide seminars supporting expansion of revenue generation activities, as well as increases in costs associated with franchise expansion, such as additional insurance, employee training and travel, additional courier expenses, and new checkbooks for demand deposit accounts from the Madison acquisition.

Provision for Income Taxes

The provision for income taxes for the first nine months of 2015 was $3,630,000, an increase of $189,000 or 5 percent as compared to the first nine months of 2014, despite the reduced level of pretax income for the first nine months of 2015. For both years, the Corporation’s statutory federal income tax rate was 34 percent. However, the effective income tax rate was 30 percent for the first nine months of 2015, compared to 28 percent for the first nine months of 2014. The effective tax rate differs from the statutory tax rate due to the impact of certain elements with specific tax benefits, including low-income housing credits and tax-exempt income, including income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance. The Corporation’s income earned on tax-exempt investment assets decreased by approximately 17 percent in the first nine months of 2015 as compared to the same period of 2014, resulting in a decrease of the related tax benefit.

Preferred Stock Dividends

Preferred stock dividends for the first nine months of 2015 totaled $90,000 compared to $144,000 for the first nine months of 2014. Though an annualized dividend rate of 1 percent applied to both periods, the amount of preferred stock dividends for the first nine months of 2015 decreased compared to the same period in 2014 because, on May 30, 2014 (as reported on a Form 8-K filed on the same date), the Corporation used the net proceeds from a private placement of common stock, and additional cash, to redeem $13,000,000 of the $25,000,000 in outstanding shares of the Corporation’s Series B preferred stock held by the United States Department of the Treasury. The Corporation is currently paying the lowest permissible dividend rate under the U.S. Treasury’s Small Business Lending Fund Program (“SBLF Program”) as a result of originating loans that qualify for the SBLF Program in excess of a pre-determined loan portfolio baseline balance. Information about the SBLF Program is provided in this report at Note 10-Shareholders’ Equity.

Balance Sheet Review

Interest Bearing Deposits with Banks

On September 30, 2015, interest bearing deposits with banks totaled $59,000,000, compared to $17,000,000 at year-end 2014. The increase resulted from both increased deposit balances, including increased public funds from the cyclical September 30 real estate tax collections, and a net $30 million of additional FHLB borrowings obtained in 2015, with such borrowings expected to be used to both fund new loan originations, and to hedge fixed-rate loans with a similar duration.

Investment Securities (Available-for-Sale)

The Corporation’s entire investment securities portfolio is classified available-for-sale, and is comprised primarily of interest-earning debt securities. The overall composition of the Corporation’s investment securities portfolio is provided in Note 3—Securities. On September 30, 2015, the fair value of investment securities available-for-sale totaled $211,000,000, which represented a decrease of less than $2,000,000 as compared to the fair value of investment securities at year-end 2014. During the first nine months of 2015, funds from investment securities maturities and sales, and mortgage-backed securities payments, were reinvested in primarily tax-exempt municipal and U.S. Agency securities.

Loans

On September 30, 2015, total loans, net of deferred fees, were $1.06 billion which was $136,000,000 or 15 percent higher than the level at year-end 2014. The increase in volume was due primarily to the loans acquired in the Madison transaction on January 16, 2015 (primarily residential mortgage and consumer loans), which totaled $77,000,000 on the acquisition date. As of September 30, 2015, $63 million of the Madison-acquired loans remained with the decrease resulting from both normal and scheduled loan repayments, and some payoffs and loan sales. Also, year-to-date commercial loan growth was generated by PeoplesBank across most of the Corporation’s reportable commercial industry sectors. Commercial loans within the builder & developer, commercial real estate investor and residential real estate investor sectors were all more than 10 percent of the total portfolio. The composition of the Corporation’s loan portfolio is provided in Note 5—Loans.

Deposits

Deposits are the Corporation’s principal source of funding for earning assets. On September 30, 2015, deposits totaled $1.09 billion, which reflected a $140,000,000 or 15 percent increase compared to the level at year-end 2014. The increase in total deposits resulted substantially from the $121,000,000 in deposit liabilities assumed in the acquisition of Madison on January 16, 2015. The composition of the Corporation’s total deposit portfolio is provided in Note 7—Deposits.

Long-term Debt

The Corporation uses long-term borrowings as a secondary funding source for asset growth. On September 30, 2015, long-term debt totaled $120,000,000, an increase of $30,000,000 from the level of long-term borrowings at year-end 2014. The increase reflects the maturity of one $5 million note in July 2015, and $35,000,000 of new FHLB borrowings obtained in June 2015 as disclosed in Note 8 – Short-Term Borrowings and Long-Term Debt. These new borrowings are intermediate term bullet maturities to supplement deposits for funding expected loan growth, and to provide a partial hedge against rising market interest rates by having maturities similar to the amortization of fixed rate commercial loans in the Corporation’s portfolio. No borrowings were assumed in the acquisition of Madison in January 2015. A listing of outstanding long-term debt obligations is provided in Note 8—Short-Term Borrowings and Long-Term Debt.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion and acquisitions, dividend policy and distributions, and regulatory mandates. The Corporation’s total shareholders’ equity was approximately $125,000,000 on September 30, 2015, an increase of approximately $7,000,000 or 6 percent, compared to the level at year-end 2014. The increase in capital was primarily the result of retained earnings from profitable operations, less cash dividends paid during the first nine months of 2015. The regulatory capital measurements and the calculation of certain regulatory capital components as of September 30, 2015, have changed since year-end 2014 due to both (i) goodwill resulting from the acquisition of Madison in January 2015, as goodwill is excluded from regulatory capital, and (ii) the implementation of the Basel III regulatory framework changes, including changes to the risk-weighting of certain assets, which became effective for the Corporation and PeoplesBank January 1, 2015.

Cash Dividends on Common Stock

The Corporation has historically paid cash dividends on its common stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other relevant factors. As recently announced, the Board of Directors declared a quarterly cash dividend of $0.13 per common share on October 13, 2015, payable on November 10, 2015, to common shareholders of record at the close of business on October 27, 2015. The Corporation’s total cash dividends declared for the four quarters of 2015 total $0.51, representing a $0.02 or 4 percent increase compared to $0.49 of total cash dividends in 2014.

Stock Dividend

The Board of Directors declared a five percent common stock dividend on October 13, 2015, payable on December 8, 2015, to common shareholders of record at the close of business on October 27, 2015. The Corporation also distributed a five percent stock dividend in the fourth quarter of 2014.

Redemption of Preferred Stock and Preferred Stock Dividends

As previously announced on the Form 8-K filed on May 30, 2014, the Corporation redeemed $13,000,000 of the $25,000,000 of outstanding preferred stock issued to the U.S. Treasury under its Small Business Lending Fund Program. For the nine month periods ended September 30, 2015 and 2014, accrued preferred stock dividends equated to an annualized dividend rate of 1 percent on the preferred stock outstanding.

Capital Adequacy

The Corporation and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. The regulatory capital measures for the Corporation and PeoplesBank as of September 30, 2015, and the quantitative measures established by regulators pertain to minimum capital ratios, are set forth in Note 9—Regulatory Matters to the financial statements. We believe that Codorus Valley and PeoplesBank were well capitalized on September 30, 2015.

Our capital adequacy as of September 30, 2015, reflects updated regulatory capital guidelines from the Board of Governors of the Federal Reserve System finalized rule which implemented the Basel III regulatory capital framework, and which became effective for the Corporation and PeoplesBank on January 1, 2015. Under the revised regulatory capital framework, minimum requirements increased both the quantity and quality of capital held by banking organizations. Additionally, a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5 percent and a common equity Tier 1 conservation buffer of risk-weighted assets applies to all supervised financial institutions. The rule also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent for all banks. The new rule also increases the risk weights for past-due loans, certain commercial real estate loans and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

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

Under the new rule as effective through the quarter ending September 30, 2015, the Corporation and PeoplesBank had no regulatory dividend restrictions and remained well capitalized by all regulatory capital measures (see Note 9—Regulatory Matters to the financial statements). The Corporation plans to manage its capital adequacy to ensure continued compliance with the new capital rules.

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

Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank. Troubled debt restructurings pertain to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. The paragraphs and table below address significant changes in the aforementioned categories as of September 30, 2015, compared to December 31, 2014.

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

Table 9 - Nonperforming Assets

	September 30,	December 31,
(dollars in thousands)	2015	2014
Nonaccrual loans	$4,350	$6,384
Nonaccrual loans, troubled debt restructurings	188	2,242
Accruing loans 90 days or more past due	1,287	54
Total nonperforming loans	5,825	8,680
Foreclosed real estate, net of allowance	2,276	2,542
Total nonperforming assets	$8,101	$11,222
Accruing troubled debt restructurings	$3,941	$1,996

Total period-end loans, net of deferred fees	$1,055,649	$920,090
Allowance for loan losses (ALL)	$12,380	$11,162
ALL as a % of total period-end loans	1.17%	1.21%
Annualized net charge-offs as a % of average total loans	0.14%	0.05%
ALL as a % of nonperforming loans	212.54%	128.59%
Nonperforming loans as a % of total period-end loans	0.55%	0.94%
Nonperforming assets as a % of total period-end loans and net foreclosed real estate	0.77%	1.22%
Nonperforming assets as a % of total period-end assets	0.58%	0.92%
Nonperforming assets as a % of total period-end shareholders’ equity	6.46%	9.47%

The level of nonperforming assets as of September 30, 2015, has decreased by approximately $3,121,000 or 28 percent when compared to year-end 2014. Significant transactions contributing to the decrease include the successful workout and payoff of $1,300,000 on a nonaccrual commercial loan relationship in the first quarter of 2015, and the upgrade of a $2,200,000 nonaccrual loan to substandard-accrual status as the Corporation obtained substantial additional collateral value on the related debt, eliminating a previously estimated $845,000 collateral deficiency and specific reserve allocation on the relationship. The Corporation regularly monitors large and criticized assets in its commercial loan portfolio recognizing that prolonged low economic growth, or a weakening economy, could have negative effects on these commercial borrowers.

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

As of September 30, 2015, the nonperforming loan portfolio balance totaled $5,825,000, compared to $8,680,000 at year-end 2014. Significant activity contributing to the net decrease included the aforementioned payments received on, and upgrades of, nonaccrual commercial loan relationships, partially offset by some net downgrades of other loan relationships through September 30, 2015. For both periods, the nonperforming portfolio balance was comprised primarily of collateralized commercial loans. On September 30, 2015, the nonaccrual loan portfolio was comprised of twenty-three loan relationships with outstanding principal balances ranging in size from $7,000 to $1,295,000. Two commercial relationships, which represent 32 percent of the nonperforming loan portfolio balance, are described below.

Loan no. 1—At September 30, 2015, the balance of this loan relationship was $1,295,000. The remaining balance is collateralized by various commercial and residential properties, some with prior liens. A $495,000 specific allowance was allocated for this relationship. Since December 31, 2014, the specific reserve amount on this relationship decreased by $255,000 due to cash flow information and updated third-party appraisal-based collateral valuations obtained by the Corporation as part of the collection and workout process. During the third quarter of 2015, the Corporation collected $300,000 of cash payments from the principals as part of the workout process. Management is pursuing fulfillment of remaining workout commitments from the principals, and other applicable legal remedies, to recover the remaining balance.

Loan no. 2—At September 30, 2015, the balance of this loan relationship was $422,000 and was collateralized by junior liens on several real estate properties. A $263,000 specific allowance was allocated for this relationship. Since December 31, 2014, the specific reserve amount on this relationship increased by $163,000 due to cash flow information and updated collateral valuations obtained by the Corporation as part of the collection and workout process. Management is pursuing its legal remedies to recover the remaining amount due.

Foreclosed Real Estate

Foreclosed real estate is included in the Other Assets category on the Corporation’s balance sheet. The carrying amount of foreclosed real estate on September 30, 2015, net of allowance, totaled $2,276,000 and was comprised of seven unrelated accounts ranging in size from $41,000 to $910,000. Total foreclosed real estate decreased by $266,000 or over 10 percent from December 31, 2014, to September 30, 2015, with the decrease primarily attributable to the sales of certain smaller properties, and valuation adjustments recorded on certain foreclosed real estate assets during the first nine months of 2015.

Two unrelated foreclosed real estate properties, which represent 79 percent of the foreclosed real estate portfolio balance, net of allowance, as of September 30, 2015, are described below. If a valuation allowance for probable loss has been established for a particular property, it is so noted in the property description below. Further valuation allowances may be required on any foreclosed property as additional information becomes available or conditions change.

Property no. 1— The carrying amount of this property at September 30, 2015 was $889,000, which is net of a $1,627,000 valuation allowance. The property is comprised of 130 approved residential building lots. Of this total, 23 lots are improved.

Property no. 2 – The carrying amount of this property at September 30, 2015 was $910,000. The property is comprised of an 8 acre parcel improved for commercially developable sites. The property is expected to sell with a net realizable value of approximately the carrying amount in the fourth quarter of 2015 under a pending sales agreement on this property.

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

The following table presents an analysis of the activity in the allowance for loan losses for the nine months ended September 30, 2015 and 2014:

Table 10 - Analysis of Allowance for Loan Losses

(dollars in thousands)	2015	2014
Balance-January 1,	$11,162	$9,975

Provision charged to operating expense	2,300	1,100

Loans charged off:
Commercial, financial and agricultural	985	326
Real estate - residential mortgages	40	30
Consumer and home equity	121	306
Total loans charged off	1,146	662
Recoveries:
Commercial, financial and agricultural	21	215
Real estate - residential mortgages	21	4
Consumer and home equity	22	81
Total recoveries	64	300
Net charge-offs	1,082	362
Balance-September 30,	$12,380	$10,713

Ratios:
Allowance for loan losses as a % of total period-end loans	1.17%	1.20%
Annualized net charge-offs as a % of average total loans	0.14%	0.05%
Allowance for loan losses as a % of nonperforming loans	212.54%	125.30%

The allowance for loan losses increased $1,667,000 or 16 percent from September 30, 2014 to September 30, 2015. Total loans, net of deferred fees, increased $164,000,000 or 18 percent over the same 12 month period. This increase in loans included over $63,000,000 of loans remaining from the Madison acquisition in January 2015 which. In accordance with purchase accounting principles, these loans were acquired at estimated fair value and were added to the Corporation’s loan portfolio with no respective allowance for loan loss balance.

Net charge-offs for the first nine months of 2015 were $1,082,000 compared to $362,000 of net charge-offs for the same period of 2014. The variance is due primarily to the following:

•	In the first nine months of 2015, the Corporation recorded larger partial charge-offs on three commercial credits totaling $827,000 to reflect confirmed losses due primarily to updated collateral valuations and resulting deficiencies.

•	During the first nine months of 2014, the Corporation realized a favorable large recovery of $190,000 on a previously charged-off credit.

Affecting our estimation of the allowance for loan and lease losses are several considerations that are not specifically measureable through either specific loan impairment analyses, or portfolio-based historical losses. For example, we believe that we could face increasing credit risks and uncertainties, not yet reflected in current leading indicators, associated with prolonged low economic growth, or recessionary business conditions for certain industries or the broad economy, or the erosion of real estate values, any or all of which can adversely affect our borrowers’ ability to service their loans. Additionally, we have experienced continued strong commercial loan growth, including growth in newer markets where we have less of a loss history. Also, we recognize the inherent imprecision in any methodology for estimating specific and general loan losses, including the unpredictable timing and amounts of charge-offs and related historical loss averages, and specific-credit or broader portfolio future cash flow value and collateral valuation uncertainties which could negatively impact unimpaired portfolio loss factors. Accordingly, for the nine months ended September 30, 2015, we recorded a higher provision than we did for the first nine months of 2014, and we maintained a higher 16 percent unallocated portion of our allowance for loan losses, similar to the 16 percent unallocated portion of the allowance as of September 30, 2014, but higher than the 12 percent unallocated portion of the allowance as of December 31, 2014. Despite the higher year-to-date provision, the allowance as a percentage of total loans at September 30, 2015 of 1.15 percent was less than the 1.21 percent allowance-to-loan ratio at December 31, 2014, and the 1.12 percent allowance-to-loan ratio at September 30, 2014. It is important to note that this allowance coverage ratio was impacted by the Madison acquisition in the first quarter of 2015, as the Corporation acquired $77,000,000 of loans from Madison which were recorded on the Corporation’s balance sheet at fair value (and thus, no allowance recorded with the acquired loan pool) in accordance with acquisition accounting principles. The unallocated portion of the allowance was $1,924,000 or 16 percent of the total allowance as of September 30, 2015, as compared to $1,336,000 or 12 percent of the total allowance as of December 31, 2014, and $1,730,000 or 16 percent of the total allowance as of September 30, 2014.

Liquidity Risk Management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan customers, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, adequate liquidity provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are funds received from customer loan payments, investment maturities and cash inflows from mortgage-backed securities, and the net proceeds of asset sales. The primary sources of liability liquidity are deposit growth, and funds obtained from short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At September 30, 2015, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $38,000,000 and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $238,000,000. The Corporation’s loan-to-deposit ratio was 96 percent as of September 30, 2015, as compared to a 96 percent loan-to-deposit ratio as of December 31, 2014, and a 93 percent loan-to-deposit ratio as of September 30, 2014.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on September 30, 2015, totaled $307,000,000 and consisted of $214,000,000 in unfunded commitments under existing loan facilities, $75,000,000 to grant new loans and $18,000,000 in letters of credit. Generally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

The following table summarizes the expected impact of interest rate shocks on net interest income as well as the Corporation’s policy limits at each level:

Change in Interest Rates	Annual Change in Net	% Change in Net	% Change
(basis points)	Interest Income (in thousands)	Interest Income	Policy Limit
+100	$867	1.86%	(5.00)%
-100	$(24)	(0.05)%	(5.00)%

+200	$2,999	6.44%	(15.00)%
-200	$(65)	(0.14)%	(15.00)%

+300	$4,982	10.70%	(25.00)%

+400	$6,882	14.79%	(35.00)%

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the Corporation’s disclosure controls and procedures were effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in the Corporation’s internal control over financial reporting that occurred during the nine months ended September 30, 2015, that has materially affected or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

The Corporation has a Share Repurchase Program (Program), which was authorized in 1995, and has been periodically amended, to permit the purchase of up to a maximum of 4.9 percent of the outstanding shares of the Corporation’s common stock at a price per share no greater than 200 percent of the latest quarterly published book value. For the nine month period ended September 30, 2015 and the year ended December 31, 2014, the Corporation had not acquired any of its common stock under the Program. The U.S. Treasury’s Small Business Lending Fund (SBLF) agreement imposes limits on the ability of the Corporation to repurchase shares of common stock if it fails to declare and pay quarterly dividends on the SBLF preferred stock.

Item 3. Defaults upon senior securities

None

Item 4. Mine safety disclosures

This Item 4 is not applicable to the Corporation.

Item 5. Other information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2012, filed with the Commission on November 13, 2012)

3.2	Amended By-laws (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K, filed with the Commission on February 17, 2012)

3.3	Certificate of Designation of Senior Non-Cumulative Perpetual Preferred Stock, Series B (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 24, 2011)

4.1	Rights Agreement dated as of November 4, 2005 (Incorporated by reference to Exhibit 4 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with Commission on November 15, 2010), as amended January 9, 2009 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2010, filed with the Commission on November 15, 2010), as further amended August 18, 2011 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 24, 2011)

4.2	Specimen Certificate for Senior Non-Cumulative Perpetual Preferred Stock, Series B (Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-3 filed with the Commission on November 21, 2013)

4.3	Registration Rights Agreement dated March 26, 2014 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 26, 2014)

10.1	Employment Agreement of A. Dwight Utz dated September 17, 2015 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 22, 2015)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of Codorus Valley Bancorp, Inc. for the quarter ended September 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholder’s Equity, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Codorus Valley Bancorp, Inc.
(Registrant)

November 4, 2015	/s/ Larry J. Miller
Date	Larry J. Miller
President & CEO
(Principal Executive Officer)

November 4, 2015	/s/ Michael D. Peduzzi
Date	Michael D. Peduzzi, CPA
Treasurer & Assistant Secretary
(Principal Financial and Accounting Officer)

- 69 -