Form 10-K
period 2015-12-31
CODORUS VALLEY BANCORP INC
filed 2016-03-08
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☒ No

The aggregate market value of Codorus Valley Bancorp, Inc.’s voting stock held by non-affiliates was approximately $111,525,588 as of June 30, 2015.

As of March 2, 2016, Codorus Valley Bancorp, Inc. had 7,963,528 shares of common stock outstanding, par value $2.50 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2016.

1

Codorus Valley Bancorp, Inc.

Form 10-K Index

PART I

Item 1: Business

Codorus Valley Bancorp, Inc. (“Codorus Valley” or the “Corporation”) is a Pennsylvania business corporation, incorporated on October 7, 1986. On March 2, 1987, Codorus Valley became a bank holding company under the Bank Holding Company Act of 1956, as amended. PeoplesBank, A Codorus Valley Company (“PeoplesBank”) is its wholly owned bank subsidiary. The Corporation’s business consists primarily of managing PeoplesBank, and its principal source of income is dividends received from PeoplesBank. The Corporation also wholly-owns two non-bank subsidiaries, SYC Realty Co., Inc., a subsidiary for holding certain foreclosed assets pending liquidation, and CVLY Corp., which may be used, as needed, for the financial and legal management of acquisition transactions. On December 31, 2015, Codorus Valley had total consolidated assets of $1.46 billion, total deposits and other liabilities of $1.3 billion, and total shareholders’ equity of $159,141,000.

Bank Subsidiary

PeoplesBank, organized in 1934, is a Pennsylvania chartered bank that offers a full range of business and consumer banking services. As of December 31, 2015, PeoplesBank operated twenty-four financial centers located in York and Cumberland Counties in Pennsylvania, and in Baltimore, Harford and Carroll Counties, and Baltimore City, in Maryland. PeoplesBank, with origins dating back to 1864, is focused on acquiring and nurturing financial relationships with small and mid-sized businesses. It also provides personal banking, mortgage banking, wealth management and real estate settlement services. The Federal Deposit Insurance Corporation insures the deposits of PeoplesBank to the maximum extent provided by law. On December 31, 2015, PeoplesBank had total gross loans of $1.12 billion, excluding loans held for sale, and total deposits of $1.11 billion. PeoplesBank had the second largest share of deposits in York County, Pennsylvania, with deposits totaling 13.2 percent of the market as of June 30, 2015, the latest available measurement date.

PeoplesBank is not dependent on deposits of, or exposed to a loan concentration to, a single customer, or a small group of customers. Therefore, the loss of a single customer, or a small customer group, would not have a material adverse effect on the financial condition of PeoplesBank. At December 31, 2015, the largest indebtedness of a single PeoplesBank customer was approximately $17,516,000 or 1.6 percent of the total loan portfolio, which was within PeoplesBank’s 2015 regulatory lending limit of $19,919,000.

Most of the Corporation’s business is with customers in York County, Pennsylvania and northern Maryland. Although this market area may pose a concentration risk geographically, we believe that the diverse local economy and our detailed knowledge of the customer base lessens this risk. At December 31, 2015, the Corporation had three industry concentrations that exceeded 10 percent of the total loan portfolio: commercial real estate investor represented 17.1 percent of the portfolio; residential real estate investors represented 14.3 percent of the portfolio; and builder and developer represented 11.9 percent of the portfolio. At December 31, 2014, the Corporation had three industry concentrations that exceeded 10 percent of the total loan portfolio: commercial real estate investor represented 15.7 percent of the portfolio; builder and developer represented 12.5 percent of the portfolio; and residential real estate investors represented 10.6 percent of the portfolio. Loans to borrowers within these industries are usually collateralized by real estate.

Nonbank Subsidiaries of PeoplesBank

PeoplesBank had five wholly-owned nonbank subsidiaries as of December 31, 2015, that are consolidated for financial reporting purposes. Codorus Valley Financial Advisors, Inc., a subsidiary that sells non-deposit investment products, began operations in January 2000, and previously operated as SYC Insurance Services, Inc. until the change to the current name in December 2005. SYC Settlement Services, Inc. is a subsidiary that has provided real estate settlement services since January 1999. Periodically, PeoplesBank creates nonbank subsidiaries for the purpose of temporarily holding certain foreclosed assets pending liquidation. On December 31, 2015, two of three of these foreclosed asset subsidiaries were active.

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

In 1991, SYC Realty Co., Inc. was incorporated as a wholly owned subsidiary of Codorus Valley, and originally commenced operations in October 1995. Codorus Valley created this nonbank subsidiary primarily for the purpose of holding certain foreclosed properties obtained by PeoplesBank pending liquidation of those properties. SYC Realty was inactive during the entire reporting period of 2015.

In 2014, CVLY Corp. was formed as a wholly-owned subsidiary of Codorus Valley to be used in connection with the acquisition of Madison Bancorp, Inc. (which was completed on January 16, 2015). This entity may be used, as needed, for the financial and legal management of acquisition transactions.

Employees

At year-end 2015, PeoplesBank employed 256 full-time employees and 36 part-time employees, which equated to approximately 282 full-time equivalent employees. Employees are not covered by a collective bargaining agreement, and PeoplesBank considers its relations with employees to be satisfactory.

Segment Reporting

Management has determined that it operates in only one segment, community banking. The Corporation’s non-banking activities are not significant to the consolidated financial statements.

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

Small Business Lending Fund Program

As of December 31, 2015, the U.S. Department of the Treasury (“Treasury”) had a capital investment in the Corporation pursuant to the Corporation’s participation in the Treasury’s Small Business Lending Funding Program (“SBLF Program”). In August 2011, the Corporation sold to the Treasury, for an aggregate purchase price of $25,000,000, 25,000 shares of non-cumulative, perpetual preferred stock, Series B, $1,000 liquidation value, $2.50 par value. Proceeds from the SBLF Program were used in part to redeem $16,500,000 of outstanding Series A preferred stock previously issued to the Treasury under its Capital Purchase Program (“CPP”) and to repurchase a related CPP common stock warrant. In May 2014, the Corporation redeemed 13,000 of the 25,000 outstanding shares of the Corporation’s preferred stock that had been issued to the Treasury, leaving 12,000 shares and $12,000,000 of Series B preferred stock outstanding as of December 31, 2015. The preferred stock redemption was funded primarily with funds raised in a March 2014 private placement of Codorus Valley’s common stock.

On February 18, 2016, Codorus Valley redeemed the remaining 12,000 shares and $12,000,000 of Series B preferred stock issued to the Treasury as reported on Form 8-K filed on February 19, 2016.

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

Dividend Restrictions

The Corporation is a legal entity separate and distinct from PeoplesBank. Declaration and payment of cash dividends by the Corporation depends upon cash dividend payments to the Corporation by PeoplesBank, which is the Corporation’s primary source of revenue and cash flow. Accordingly, the right of the Corporation, and consequently the right of our creditors and shareholders, to participate in any distribution of the assets or earnings of any subsidiary is necessarily subject to the prior claims of creditors of the subsidiary, except to the extent that claims of the Corporation in its capacity as a creditor may be recognized.

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

Among other things, the Dodd-Frank Act:

•	Provides extensive authorities to the federal bank regulatory agencies and, in particular, the Federal Reserve, to take proactive steps to reduce or eliminate threats to the safety of the financial system, impose strict controls on large bank holding companies ($50 billion or more) and nonbank financial companies to limit their risk, and take direct control of troubled financial companies considered systemically significant;

•	Increases bank supervision by restructuring the supervision of holding companies and depository institutions; establishes the equivalent of a prompt corrective action program for large bank holding companies; requires that capital requirements for holding companies be at least as strict as capital requirements for depository institutions; disallows new issuances of trust preferred securities from qualifying for Tier 1 capital treatment; directs federal bank regulators to develop specific capital requirements for holding companies and depository institutions that address activities that pose risk to the financial system, such as significant activities in higher risk areas, or concentrations in assets whose reported values are based on models;

•	Established the Consumer Financial Protection Bureau as an independent entity within the Federal Reserve System that has assumed responsibility for supervision and enforcement of most consumer protection laws, and has authority to supervise, examine and take enforcement action with respect to depository institutions with more than $10 billion in assets and nonbank mortgage industry participants and other designated nonbank providers of consumer financial services;

•	Places certain limitations on investment and other activities by depository institutions, holding companies and their affiliates. Expands the coverage of Section 23A of the Federal Reserve Act to include the credit exposure related to additional transactions, including derivatives; and

•	Significantly increases the regulation of residential mortgage lending and servicing by banks and nonbanks by requiring, among other things, mortgage originators to ensure that the consumer will have the capacity to repay the loan; and requires mortgage loan securitizers to retain a certain amount of risk, unless the mortgages conform to the new regulatory standards as qualified residential mortgages.

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

Other Information

This Annual Report on Form 10-K is filed with the Securities and Exchange Commission (SEC). Copies of this document, the Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports and other filings by Codorus Valley with the SEC may be obtained electronically at PeoplesBank’s website at www.peoplesbanknet.com (select “Investor Relations”, then select “SEC Filings”, then select “Documents”), or the SEC’s website at www.sec.gov. Copies can also be obtained without charge by writing to: Treasurer, Codorus Valley Bancorp, Inc., 105 Leader Heights Road, York, PA 17403.

Where we have included web addresses in this report, such as the Corporation’s web address, we have included these web addresses as inactive text references only. Except as specifically incorporated by reference into this report, information on those websites is not part hereof.

Item 1A: Risk Factors

Before investing in our common stock, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. Unless the context otherwise requires, references to “we,” “us,” “our,” “Codorus Valley Bancorp, Inc.,” “Codorus Valley” or the “Corporation” refer to Codorus Valley Bancorp, Inc. and its direct or indirect owned subsidiaries, and references to the “Bank” refer to PeoplesBank, a Codorus Valley Company, the wholly-owned banking subsidiary of the Corporation.

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

Risks Related to Our Business and Industry

Weakness in the economy may materially adversely affect our business and results of operations.

Our results of operations are materially affected by conditions in the economy generally, which continue to be uncertain and include sluggish economic growth, accompanied by historically low interest rates. Dramatic declines in the housing market following the 2008 financial crisis, with falling home prices and increasing foreclosures and unemployment, resulted in significant write-downs of asset values by financial institutions. While conditions have improved, a return to a recessionary economy could result in financial stress on our borrowers that would adversely affect consumer confidence, a reduction in general business activity and increased market volatility. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets could adversely affect our business, financial condition, results of operations and stock price. Our ability to properly assess the creditworthiness of our customers and to estimate the losses inherent in our credit exposure would be made more complex by these difficult market and economic conditions. Accordingly, if market conditions worsen, we may experience increases in foreclosures, delinquencies, write-offs and customer bankruptcies, as well as more restricted access to funds.

Deterioration in our local and regional economy or real estate market may adversely affect our business.

Substantially all of our business is with customers located within York County, Cumberland County, and Lancaster County, Pennsylvania and Harford County, Baltimore County, Baltimore City and Carroll County, Maryland. As a result of this geographic concentration, our results depend largely on economic conditions in these and surrounding areas. Deterioration in economic conditions in these markets could:

•	increase loan delinquencies;
•	increase problem assets and foreclosures;
•	increase claims and lawsuits;
•	decrease the demand for our products and services; and
•	decrease the value of collateral for loans, especially real estate, in turn reducing customers’ borrowing power, the value of assets associated with nonperforming loans and collateral coverage.

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

We are exposed to the risk that our borrowers may default on their obligations. To absorb probable, incurred loan and lease losses that we may realize, we recognize an allowance for loan and lease losses based on, among other things, national and regional economic conditions, historical loss experience, and delinquency trends. However, we cannot estimate loan and lease losses with certainty, and we cannot assure you that charge-offs in future periods will not exceed the allowance for loan and lease losses. If charge-offs exceed our allowance, our earnings would decrease. In addition, regulatory agencies, as an integral part of their examination process, review our allowance for loan and lease losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. Factors that require an increase in our allowance for loan and lease losses, such as a prolonged economic downturn or continued weakening in general economic conditions such as inflation, recession, unemployment or other factors beyond our control, could reduce our earnings.

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

We depend primarily on net interest income for our earnings, and changes in interest rates could adversely impact our financial condition and results of operations.

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

We attempt to manage risk from changes in market interest rates, in part, by controlling the mix of interest rate sensitive assets and interest rate sensitive liabilities. However, interest rate risk management techniques are not exact and a rapid increase or decrease in interest rates could adversely affect our financial performance. In the event that one or more of these factors were to result in a decrease in our net interest income, we do not have significant sources of fee income to make up for decreases in net interest income.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

The banking industry is heavily regulated, and such regulations are intended primarily for the protection of depositors and the federal deposit insurance fund, not shareholders. As a bank holding company, we are subject to regulation by the Federal Reserve. Our bank subsidiary is also regulated by the Federal Deposit Insurance Corporation, or FDIC, and is subject to regulation by the Pennsylvania Department of Banking and Securities and recently, by regulations promulgated by the Consumer Financial Protection Bureau (CFPB) as to consumer financial services and products. These regulations affect lending practices, capital structure, investment practices, dividend policy, and growth. In addition, we have non-bank operating subsidiaries from which we derive income. One of these non-bank subsidiaries, Codorus Valley Financial Advisors, Inc., engages in providing investment management and insurance brokerage services, industries that are also heavily regulated on both a state and federal level. In addition, newly enacted and amended laws, regulations, and regulatory practices affecting the financial service industry may result in higher capital requirements, higher insurance premiums and limit the manner in which we may conduct our business. Such changes may adversely affect us, including our ability to offer new products and services, obtain financing, attract deposits, make loans and leases and achieve satisfactory spreads, and may also result in the imposition of additional costs on us. As a public corporation, we are also subject to the corporate governance standards set forth in the Sarbanes-Oxley Act of 2002, as well as any applicable rules or regulations promulgated by the SEC and The NASDAQ Stock Market, LLC.

Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, affect retention of key personnel, require us to increase our regulatory capital, require us to invest significant management attention and resources and limit our ability to pursue business opportunities in an efficient manner.

Additional requirements imposed by the Dodd-Frank Act could increase our costs of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, has significantly changed the current bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, some of the details and impact of the Dodd-Frank Act may not yet be known. Our operating and compliance costs have materially increased and it is expected that the legislation and implementing regulations will continue to increase our operating and compliance costs.

The Dodd-Frank Act created the Consumer Financial Protection Bureau, or CFPB, as an independent bureau of the Federal Reserve with broad powers to supervise and enforce consumer protection laws. In addition, the CFPB has rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB’s qualified mortgage rule, or “QM Rule,” became effective on January 10, 2014. The QM Rule is designed to clarify how lenders can manage the potential legal liability under the Dodd-Frank Act, which would hold lenders accountable for insuring a borrower’s ability to repay a mortgage. Loans that meet the definition of “qualified mortgage” will be presumed to have complied with the new ability-to-repay standard. The QM Rule and similar rules could limit the Bank’s ability to make certain types of loans or loans to certain borrowers, or could make it more expensive and time-consuming to make these loans, which could limit the Bank’s growth or profitability.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. The Dodd-Frank Act also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives. Compliance with these rules will likely increase our overall regulatory compliance costs and may have an adverse effect on our ability to recruit and retain executive officers for the Company and the Bank.

We recently became subject to more stringent capital requirements.

The Dodd-Frank Act required the federal banking agencies to establish minimum leverage and risk-based capital requirements for insured banks and their holding companies. The federal banking agencies issued a joint final rule, or the Final Capital Rule, that implements the Basel III capital standards and establishes the minimum capital levels required under the Dodd-Frank Act. Certain capital requirements mandated by the Final Capital Rule became effective January 1, 2015. The Final Capital Rule establishes a minimum common equity Tier I capital ratio of 6.5 percent of risk-weighted assets for a “well capitalized” institution and increases the minimum Tier I capital ratio for a “well capitalized” institution from 6 percent to 8 percent. Additionally, the Final Capital Rule requires an institution to maintain a 2.5 percent common equity Tier I capital conservation buffer over the 6.5 percent minimum risk-based capital requirement for “adequately capitalized” institutions, or face restrictions on the ability to pay dividends, discretionary bonuses, and engage in share repurchases. For bank holding companies under $15 billion in assets as of December 31, 2009, the Final Capital Rule permanently grandfathers trust preferred securities issued before May 19, 2010, subject to a limit of 25 percent of Tier I capital. The Final Capital Rule increases the required capital for certain categories of assets, including high-volatility construction real estate loans and certain exposures related to securitizations; however, the Final Capital Rule retains the current capital treatment of residential mortgages. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

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

Risks associated with system failures, interruptions, or breaches of security could negatively affect our earnings. Information technology systems are critical to our business.

We use various technology systems to manage our customer relationships, general ledger, securities investments, deposits, and loans. We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches (including privacy breaches and cyber-attacks), but such events may still occur or may not be adequately addressed if they do occur. In addition, any compromise of our systems could deter customers from using our products and services. Although we take protective measures, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have an impact on information security.

In addition, we outsource a significant amount of our data processing to certain third-party providers. If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers or otherwise conduct our business efficiently and effectively. Replacing these third party vendors could also entail significant delay and expense. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

There have been increasing efforts on the part of third parties, including through cyber-attacks, to breach data security at financial institutions or with respect to financial transactions. There have been several recent instances involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data. In addition, because the techniques used to cause such security breaches change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. The ability of our customers to bank remotely, including online and through mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches.

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business thereby subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

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

We may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations.

We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations. However, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. For example, we are subject to regulations issued by the Office of Foreign Assets Control, or OFAC, that prohibit financial institutions from participating in the transfer of property belonging to the governments of certain foreign countries and designated nationals of those countries. OFAC may impose penalties for inadvertent or unintentional violations even if reasonable processes are in place to prevent the violations. There may be other negative consequences resulting from a finding of noncompliance, including restrictions on certain activities. Such a finding may also damage our reputation as described below and could restrict the ability of institutional investment managers to invest in our securities.

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

Our future success depends, in part, on our ability to effectively embrace technological efficiencies to better serve customers and reduce costs. Many of our competitors have substantially greater resources to invest in technological improvements. There can be no assurance that we will be able to effectively implement new technology-driven products and services, which could reduce our ability to effectively compete. Failure to keep pace with technological change could potentially have an adverse effect on our business operations and financial condition.

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

We may not be able to successfully maintain and manage our growth.

We continue to execute on our acquisition and organic branching initiatives, which are intended to develop our branch infrastructure in a manner more consistent with the expansion of lending markets and to fill in and grow our branch footprint. As we continue to grow through our acquisitions, branching and other strategic initiatives, we cannot be certain as to our ability to manage increased levels of assets and liabilities. We may be required to make additional investments in equipment and personnel to manage higher asset levels and loans balances, which may adversely impact our efficiency ratio, earnings and shareholder returns.

Difficulties in integrating our acquisition of Madison Bancorp, Inc., or the financial impact and integration of future acquisitions, could adversely affect our business.

The efficient and effective integration of any businesses we acquire into our organization is critical to the financial success of an acquisition transaction. Our completed acquisition of Madison Bancorp, Inc. on January 16, 2015, and any future acquisitions, involve numerous risks including difficulties in integrating the culture, operations, technologies and personnel of the acquired companies, the diversion of management’s attention from other business concerns and the potential loss of customers. Failure to successfully integrate the operations of Madison Bancorp, Inc. could also harm our business, results of operations and cash flows.

Risks Related to Our Common Stock

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

Stock price volatility may make it difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. These factors include, among others:

•	actual or anticipated variations in quarterly results of operations;
•	recommendations by securities analysts;
•	operating and stock price performance of other companies that investors deem comparable to us;
•	any failure to pay dividends on our common stock or a reduction in dividends;
•	continued levels of loan quality and volume origination;
•	the adequacy of loan loss reserves;
•	the willingness of customers to substitute competitors’ products and services for our products and services and vice versa, based on price, quality, relationship or otherwise;
•	interest rate, market and monetary fluctuations;
•	declines in the fair value of our available-for-sale securities that are deemed to be other-than-temporarily impaired;
•	the timely development of competitive new products and services by us and the acceptance of such products and services by customers;
•	changes in consumer spending and saving habits relative to the financial services we provide;
•	relationships with major customers;
•	our ability to continue to grow our business internally and through acquisition and successful integration of new or acquired entities while controlling costs;
•	news reports relating to trends, concerns and other issues in the financial services industry, including the failures of other financial institutions in the current economic downturn;
•	perceptions in the marketplace regarding us and/or our competitors;
•	rapidly changing technology, or new technology used, or services offered, by competitors;
•	deposit flows;
•	changes in accounting principles, policies and guidelines;
•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;
•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;
•	changes in and compliance with laws and government regulations of federal, state and local agencies;
•	geopolitical conditions such as acts or threats of terrorism or military conflicts;
•	quarterly variations in our operating results or the quality of our assets;
•	operating results that vary from the expectations of management, analysts and investors;
•	future sales of our equity or equity-related securities;
•	the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally; and
•	the relatively low trading volume of our common stock.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results as evidenced by the current volatility and disruption of capital and credit markets.

The trading volume of our common stock may not provide adequate liquidity for investors and is less than that of other financial services companies.

Our common stock is listed under the symbol “CVLY” on the NASDAQ Global Market. The average daily trading volume for shares of our common stock is less than larger financial institutions. As a result, sales of our common stock may place significant downward pressure on the market price of our common stock. Furthermore, it may be difficult for holders to resell their shares at prices they find attractive, or at all.

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

Our common stock is subordinate to our existing and future indebtedness and preferred stock, and effectively subordinated to all the indebtedness and other non-common equity claims against our subsidiaries.

Shares of our common stock are equity interests in us and do not constitute indebtedness. As such, shares of our common stock rank junior to all of our indebtedness and to other non-equity claims against us and our assets available to satisfy claims against us, including in our liquidation. Additionally, holders of our common stock could be subject to the prior dividend and liquidation rights of holders of our preferred stock. Furthermore, our right to participate in a distribution of assets upon any of our subsidiaries’ liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors.

We may attempt to increase our capital resources or, if our or the Bank’s capital ratios fall below the required minimums, we could be forced to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, trust-preferred securities, senior or subordinated notes and preferred stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings are likely to receive distributions of our available assets prior to the holders of our common stock.

We are currently authorized to issue up to 15,000,000 shares of common stock of which 7,957,145 shares were outstanding as of December 31, 2015, and up to 1,000,000 shares of preferred stock, of which 12,000 shares were outstanding as of December 31, 2015. (The 12,000 outstanding preferred shares were fully redeemed on February 18, 2016 as described in Note 10 – Shareholders’ Equity.) Our board of directors has authority, without action or vote of the shareholders of common stock, to issue all or part of the authorized but unissued shares. Authorized but unissued shares of our common stock or preferred stock could be issued on terms or in circumstances that could dilute the interests of other shareholders.

Regulatory and contractual restrictions may limit or prevent us from paying dividends or repurchasing, or we may choose not to pay dividends on or repurchase, our common stock.

The Company is an entity separate and distinct from its principal subsidiary, PeoplesBank, and we derive substantially all of our revenue in the form of dividends from that subsidiary. Accordingly, we are and will be dependent upon dividends from the Bank to pay the principal of and interest on our indebtedness, to satisfy our other cash needs and to pay dividends on our common and preferred stock. The Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event the Bank is unable to pay dividends to us, we may not be able to pay dividends on our common or preferred stock. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors, including those of its depositors.

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

Although we have historically paid cash dividends on our common stock, we are not required to do so and our board of directors could reduce, suspend or eliminate our common stock cash dividend in the future. No determination has been made by our board of directors regarding whether or what amount of dividends will be paid in future quarters. Additionally, there can be no assurance that regulatory approval will be granted by the Federal Reserve Board to pay dividends. Future payment of cash dividends, if any, will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the board may deem relevant and will be subject to applicable federal and state laws that impose restrictions on our and our bank subsidiary’s ability to pay dividends, as well as guidance issued from time to time by regulatory authorities.

Under guidance issued by the Federal Reserve, as a bank holding company we are to consult the Federal Reserve before declaring dividends and are to strongly consider eliminating, deferring, or reducing dividends we pay to our shareholders if (1) our net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends, (2) our prospective rate of earnings retention is not consistent with our capital needs and overall current and prospective financial condition, or (3) we will not meet, or are in danger of not meeting, our minimum regulatory capital adequacy ratios.

If we defer payments of interest on our outstanding junior subordinated debt securities or if certain defaults relating to those debt securities occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.

As of December 31, 2015, we had outstanding approximately $10,000,000 aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by certain of our subsidiaries that are statutory business trusts. We have also guaranteed those trust preferred securities. There are currently two separate series of these junior subordinated debt securities outstanding, each series having been issued under a separate indenture and with a separate guarantee. Each of these indentures, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock at any time when (i) there shall have occurred and be continuing an event of default under the indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under the indenture; or (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have deferred payment of interest on the junior subordinated debt securities outstanding under that indenture. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities of each series from time to time for up to five years.

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

As a result of these provisions, if we were to elect to defer payments of interest on any series of junior subordinated debt securities, or if any of the other events described in clause (i) or (ii) of the first paragraph of this risk factor were to occur, we would be prohibited from declaring or paying any dividends on our common stock, from redeeming, repurchasing or otherwise acquiring any of our common stock, and from making any payments to holders of our common stock in the event of our liquidation, which would likely have a material adverse effect on the market value of our common stock. Moreover, without notice to or consent from the holders of our common stock, we may issue additional series of junior subordinated debt securities in the future with terms similar to those of our existing junior subordinated debt securities or enter into other financing agreements that limit our ability to purchase or to pay dividends or distributions on our capital stock, including our common stock.

Our common stock is not insured by any governmental entity.

Our common stock is not a deposit account or other obligation of any bank and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund, any other governmental entity or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this document and our other filings with the SEC, and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.

Anti-takeover provisions and restrictions on ownership could negatively impact our shareholders.

Provisions of federal and Pennsylvania law and our amended and restated articles of incorporation and bylaws could make it more difficult for a third party to acquire control of us or have the effect of discouraging a third party from attempting to acquire control of us. These provisions could make it more difficult for a third party to acquire us even if an acquisition might be in the best interest of our shareholders. In addition, the Bank Holding Company Act of 1956, as amended, or the BHCA, requires any bank holding company to obtain the approval of the Federal Reserve prior to acquiring more than 5 percent of our outstanding common stock. Any person other than a bank holding company is required to obtain prior approval of the Federal Reserve to acquire 10 percent or more of our outstanding common stock under the Change in Bank Control Act. Any holder of 25 percent or more of our outstanding common stock, other than an individual, is subject to regulation as a bank holding company under the BHCA.

Our articles of incorporation and bylaws contain certain provisions that may have the effect of deterring or discouraging an attempt to take control of the Company. Among other things, these provisions:

•	empower our board of directors, without shareholder approval, to issue shares of our preferred stock the terms of which, including voting power, are set by our board;
•	divide our board of directors into three classes serving staggered three year terms;
•	authorize our board of directors to oppose a tender or other offer for the Company’s securities if the board determines that such an offer should be rejected;
•	require the affirmative vote of holders of at least 75 percent of the outstanding shares of our common stock to approve any merger, consolidation, liquidation or dissolution of the Company, or any sale or other disposition of all or substantially all of the assets of the Company, and require such a supermajority vote to amend this requirement;
•	eliminate cumulative voting in the election of directors; and
•	require advance notice of nominations for the election of directors and the presentation of shareholder proposals at meetings of shareholders.

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2: Properties

Codorus Valley owns the Codorus Valley Corporate Center (“Corporate Center”), subject to a first lien held by ACNB Bank and a second lien held by its wholly owned subsidiary, PeoplesBank. The first lien held by ACNB Bank supports a $3,000,000 line of credit. No draws have been made on the line and on December 31, 2015, the balance was zero. The second lien held by PeoplesBank totaled $728,000 on December 31, 2015. The Corporate Center is located at 105 Leader Heights Road, York Township, York, PA. This facility serves as the corporate headquarters and is approximately 40,000 square feet, a portion of which is leased to third-parties. The Corporate Center is adjacent to PeoplesBank’s Data Operations Center and the Leader Heights financial center and is approximately one half mile from PeoplesBank’s Administrative Services Center.

On December 31, 2015, PeoplesBank operated twenty-four financial centers. Thirteen financial centers are owned by PeoplesBank with ten located in York County, Pennsylvania, one in Cumberland County, Pennsylvania, one in Baltimore County, Maryland, and one in Baltimore City, Maryland. Eleven financial centers are leased by PeoplesBank with seven located in York County, PA, and four in Baltimore, Carroll and Harford Counties in Maryland. In January 2016, PeoplesBank opened its twenty-fifth financial center which is a leased facility in Lancaster County, Pennsylvania. During the fourth quarter 2015, PeoplesBank acquired a property in Hereford, Maryland and has formally applied to bank regulatory agencies seeking approval to open a new financial center. Subject to receiving regulatory approval and completion of facility renovations, the financial center should open in the second quarter of 2016.

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

PART II

Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Codorus Valley Bancorp, Inc. common stock is listed on the NASDAQ Global Market under the symbol CVLY. Codorus Valley had approximately 2,263 holders of record as of March 2, 2016. The closing price per share of Codorus Valley’s common stock on March 2, 2016, was $20.10. The following table sets forth high and low sales prices and dividends paid per common share for Codorus Valley as reported by NASDAQ during the periods indicated. All amounts reflect the impact of the common stock dividends distributed by the Corporation.

	2015			2014
			Dividends			Dividends
Quarter	High	Low	Per Share	High	Low	Per Share
First	$20.00	$17.81	$0.119	$20.27	$17.36	$0.109
Second	20.78	18.30	$0.119	19.88	17.64	$0.109
Third	20.95	18.73	$0.124	19.82	18.11	$0.113
Fourth	21.10	19.29	$0.124	22.86	15.51	$0.113

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

The annualized dividend rate on the Series B preferred stock issued by Codorus Valley to the Treasury under the SBLF Program was 1 percent for the years ended December 31, 2015, 2014, and 2013. Based on the increase in the qualified small business lending portfolio balance over the baseline level at September 30, 2013, the dividend rate will remain at 1 percent through February 18, 2016. Thereafter, under the terms of the Series B preferred stock, the dividend rate will increase to 9 percent (including a quarterly lending incentive fee of 0.5 percent).

As reported on a Form 8-K filed February 19, 2016, Codorus Valley redeemed the remaining $12,000,000 of Series B preferred stock issued to the Treasury on February 18, 2016. Additional information about Series B preferred stock is disclosed in Note 10—Shareholders’ Equity in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about options outstanding and securities available for future issuance under the Corporation’s 2000 Stock Incentive Plan, 2001 Employee Stock Bonus Plan, 2007 Long Term Incentive Plan and 2007 Employee Stock Purchase Plan.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	222,693	$14.63	280,512	(1)
Equity compensation plans not approved by security holders	0	0	17,372	(2)
Total	222,693	$14.63	297,884

(1)	Includes 174,199 shares available for issuance under the 2007 Employee Stock Purchase Plan.

(2)	Shares available for issuance under the 2001 Employee Stock Bonus Plan that provides for shares of common stock to employees as performance-based compensation. For a description of this plan, see Note 12 - Stock-Based Compensation, to the consolidated financial statements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Corporation has a Share Repurchase Program (Program), which was authorized in 1995, and has been periodically amended, to permit the purchase of up to a maximum of 4.9 percent of the outstanding shares of the Corporation’s common stock at a price per share no greater than 200 percent of the latest quarterly published book value. The U.S. Treasury’s Small Business Lending Fund (SBLF) program imposed limits on the ability of the Corporation to repurchase shares of common stock if it failed to declare and pay quarterly dividends on the SBLF preferred stock. As reported on a Form 8-K filed February 19, 2016, Codorus Valley redeemed the remaining $12,000,000 of Series B preferred stock issued to the Treasury on February 18, 2016; therefore, the limits previously imposed by the SBLF program are no longer applicable.

For the years ended December 31, 2015 and 2014, the Corporation did not acquire any of its common stock under the current repurchase program.

Performance Graph

The following five-year performance graph compares the cumulative total shareholders return (including reinvestment of dividends) on Codorus Valley Bancorp, Inc.’s common stock to the S&P 500 Index and the ABA Community Bank NASDAQ Index. The stock performance graph assumes that $100 was invested on December 31, 2010, and the cumulative return is measured as of each subsequent fiscal year end.

Total Return Performance

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Codorus Valley Bancorp, Inc.	$100.00	$90.43	$177.25	$247.94	$268.29	$298.37
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75
ABA Community Bank Index (1)	100.00	91.49	105.52	146.93	151.05	162.31

(1)	The ABA Community Bank Index is a market capitalization-weighted index, including banks and thrifts or their holding companies listed on The NASDAQ Stock Market as selected by the American Bankers Association (ABA).

Item 6: Selected financial data

Codorus Valley Bancorp, Inc.

	2015	2014	2013	2012	2011
Summary of operations (in thousands)
Interest income	$56,002	$50,400	$46,972	$46,512	$45,411
Interest expense	8,174	8,040	8,619	10,527	12,359
Net interest income	47,828	42,360	38,353	35,985	33,052
Provision for loan losses	3,500	1,600	1,470	1,750	4,935
Noninterest income	9,047	8,153	7,754	8,190	7,358
Noninterest expense	37,427	32,476	30,154	29,928	27,079
Income before income taxes	15,948	16,437	14,483	12,497	8,396
Provision for income taxes	4,813	4,668	3,917	3,103	1,617
Net income	11,135	11,769	10,566	9,394	6,779
Preferred stock dividends and discount accretion	120	174	250	384	1,460
Net income available to common shareholders	$11,015	$11,595	$10,316	$9,010	$5,319

Per common share
(adjusted for stock dividends)
Net income, basic	$1.76	$1.97	$1.97	$1.75	$1.05
Net income, diluted	$1.75	$1.93	$1.93	$1.73	$1.04
Cash dividends paid	$0.486	$0.444	$0.398	$0.330	$0.289
Stock dividends distributed	5%	5%	5%	5%	-
Book value	$18.49	$17.38	$15.62	$14.71	$13.36
Tangible book value	$18.20	$17.38	$15.62	$14.71	$13.32
Cash dividend payout ratio	27.2%	22.5%	20.1%	18.8%	27.3%
Weighted average shares outstanding	6,243,103	5,892,396	5,230,878	5,141,590	5,054,743
Weighted average diluted shares outstanding	6,310,348	5,995,623	5,335,372	5,211,805	5,086,904

Profitability ratios
Return on average shareholders’ equity (ROE)	8.94%	10.22%	10.08%	9.55%	8.04%
Return on average assets (ROA)	0.82%	0.98%	0.96%	0.90%	0.69%
Net interest margin	3.79%	3.84%	3.83%	3.81%	3.73%
Efficiency ratio	64.60%	62.83%	63.01%	65.65%	64.20%
Net overhead ratio	2.12%	2.08%	2.05%	2.13%	2.02%

Capital ratios
Common equity tier 1 ratio	12.56%	n/a	n/a	n/a	n/a
Tier 1 risk-based capital	14.49%	13.24%	12.79%	13.59%	13.35%
Total risk-based capital	15.60%	14.42%	13.89%	14.79%	14.55%
Average shareholders’ equity to average assets	9.15%	9.62%	9.57%	9.45%	8.56%

Summary of financial condition at year-end (in thousands)
Investment securities	$218,498	$216,973	$233,483	$236,925	$237,496
Loans	1,123,775	920,554	859,898	740,225	696,384
Assets	1,456,334	1,213,846	1,150,641	1,059,737	1,012,132
Deposits	1,094,149	954,973	925,303	901,307	854,399
Borrowings	194,820	132,590	110,856	50,171	56,885
Equity	159,141	118,440	107,649	101,331	93,242

Other data
Number of bank offices	24	21	20	18	18
Number of employees (full-time equivalents)	282	238	229	219	203
Wealth Management assets, market value (in thousands)	$514,728	$307,000	$261,044	$329,626	$277,505

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

Management discussed the development and selection of critical accounting estimates and related Management Discussion and Analysis disclosures with the Audit Committee. There were no material changes made to the critical accounting estimates during the periods presented within this report. Additional information is contained in Management’s Discussion and Analysis regarding critical accounting estimates, including the provision and allowance for loan losses located on pages 37 and 54 of this report.

FINANCIAL HIGHLIGHTS

Executive Summary

The Corporation’s net income available to common shareholders (earnings) was $11,015,000 for the full year 2015, compared to $11,595,000 of earnings in 2014, a decrease of $580,000 or 5 percent.

•	Net interest income for 2015 increased $5,468,000 or 13 percent when compared to 2014, primarily due to an increase in the volume of commercial loans.

•	Noninterest income for 2015 increased $894,000 or 11 percent when compared to 2014, primarily due to increases in trust fees, income from mutual fund, annuity and insurance sales, service fees on deposits, and gains on sales of loans held for sale.

•	Noninterest expense for 2015 increased $4,951,000 or 15 percent above 2014. Personnel and facility costs accounted for the majority of the increase, reflecting additional compensation, benefits, and occupancy expenses supporting expanded business banking and retail banking activities in the Maryland financial centers from the Madison acquisition, and two financial centers (Shrewsbury, PA and Camp Hill, PA) which opened after the third quarter of 2014.

•	The loan loss provision for 2015 increased $1,900,000 compared to 2014, reflective of the Corporation’s substantial continued commercial loan growth and related credit risk profile.

•	The provision for income taxes for 2015 increased $145,000 above the income tax provision for 2014, primarily due to a decrease in the amount of tax-exempt income when compared to 2014.

•	Preferred stock dividends for 2015 compared to 2014 decreased $54,000 due to the Corporation redeeming in 2014 $13,000,000 of $25,000,000 in outstanding shares of preferred stock issued under the U.S. Treasury’s Small Business Lending Fund Program (SBLF Program).

•	Earnings per share was $1.76 basic and $1.75 diluted for 2015 compared to $1.97 basic and $1.93 diluted for 2014. The decrease is due to the reduction in the net income available to common shareholders and the full-year impact of the Corporation’s private placement common capital raise which was completed in the first quarter of 2014.

•	Net interest margin (tax-equivalent basis) for 2015 was 3.79 percent, compared to 3.84 percent for 2014. Given the continued low interest rate environment, the Corporation was able to decrease its cost of interest-bearing liabilities to 0.75 percent in 2015, as compared to 0.84 percent in 2014. However, these low market interest rates also resulted in slightly reduced yields on loans and investments, as the Corporation’s average yield on earning assets declined to 4.43 percent in 2015, compared to 4.55 percent in 2014.

On December 31, 2015, total assets were approximately $1.46 billion, representing a 20 percent increase compared to December 31, 2014, reflecting organic growth and the loans added as a result of the acquisition of Madison Bancorp, Inc. Core asset growth for 2015 occurred primarily in the commercial loan portfolio and was funded primarily by increases in core deposits and low-rate wholesale advances.

The Corporation’s capital level remained sound as evidenced by capital ratios that exceed current regulatory requirements for well capitalized institutions. In December 2015, the Corporation raised approximately $32,500,000 in capital from the net proceeds of a public offering of common stock of approximately 1,747,000 shares as previously reported on Form 8-Ks filed on December 15, 2015 and December 23, 2015.

The closing price for the Corporation’s common stock (NASDAQ: CVLY) was $20.34 per share on December 31, 2015, compared to $18.74 per share on December 31, 2014, as adjusted. Cash dividends paid on common shares for the year 2015 totaled $0.486 per share, as adjusted for stock dividends, representing an increase of $0.042 or 9 percent above the cash dividends of $0.444, as adjusted, paid in 2014. Also, the Corporation distributed a 5 percent common stock dividend on December 8, 2015. The Selected Financial Data schedule, located on page of this 28 report, provides a summary of operations and performance metrics for the past five years in a comparative format.

Year Ended December 31, 2015 vs. Year Ended December 31, 2014

The full year 2015 net income available to common shareholders of $11,015,000 represents a decrease of $580,000 compared to the full year 2014 earnings of $11,595,000. Earnings per share was $1.76 basic and $1.75 diluted for 2015 compared to $1.97 basic and $1.93 diluted for 2014. The decrease is due to the reduction in the net income available to common shareholders, and to a lesser extent, the dilutive impact of the Corporation’s issuance of 650,000 common shares in the private placement completed in the first quarter of 2014. The Corporation used the funds from the private placement to redeem $13,000,000 of the $25,000,000 in outstanding shares of Series B preferred stock issued under the U.S. Treasury’s Small Business Lending Fund Program.

Net interest income, which totaled $47,828,000 for the year ended December 31, 2015, represented an increase of $5,468,000 or 13 percent above net interest income of $42,360,000 for 2014. The growth in net interest income reflects the increased volume of interest-earning assets, primarily commercial loans; however, the additional interest income from this new loan volume was partially offset by increased funding costs associated with the Corporation obtaining additional long-term borrowings, as loan growth outpaced deposit growth during the year.

The loan loss provision for 2015 totaled $3,500,000 as compared to the loan loss provision of $1,600,000 for 2014, contributing to an increase in allowance for loan losses from $11,162,000 at December 31, 2014, to $12,704,000 at December 31, 2015. The allowance for loan losses as a percentage of total period-end loans was 1.13 percent and 1.21 percent as of December 31, 2015 and 2014, respectively. The increased allowance for loan losses reflected both the overall commercial loan growth for 2015, and the Corporation’s analysis of the adequacy of the allowance based upon the size, composition, and risks to the loan portfolio, the level of specific reserves, and realized net charge-offs.

Noninterest income for the year ended December 31, 2015, totaled $9,047,000 representing an increase of $894,000 or 11 percent compared to noninterest income of $8,153,000 for 2014. Specific noninterest income increases included trust fees, income from mutual fund, annuity and insurance sales, service fees on deposits, and gains on sales of loans held for sale.

Noninterest expense for the year ended December 31, 2015, totaled $37,427,000 representing an increase of $4,951,000 or 15 percent compared to $32,476,000 for 2014. Personnel and facility costs accounted for the majority of the increase, reflecting additional compensation, benefits, and occupancy expenses supporting expanded business banking and retail banking activities in the Maryland financial centers from the Madison acquisition, and the two financial centers in Shrewsbury, PA and Camp Hill, PA opened after the third quarter of 2014.

The provision for income taxes for 2015 totaled $4,813,000 which was $145,000 or 3 percent above the provision for income taxes for 2014 of $4,668,000. While pre-tax income was lower in 2015, the increase is primarily due to a reduction in the amount of tax-exempt income.

Preferred stock dividends for 2015 were $120,000, a decrease of $54,000, compared to $174,000 in 2014. The preferred stock dividend rate for both years was 1 percent. On May 30, 2014, as reported on a Form 8-K filed on the same date, the Corporation redeemed $13,000,000 of $25,000,000 in outstanding shares of Series B preferred stock issued under the U.S. Treasury’s Small Business Lending Fund Program, resulting in the reduction in dividends expense for the year.

On December 31, 2015, total assets were $1.46 billion, representing a 20 percent increase compared to total assets of $1.21 billion as of December 31, 2014. Asset growth for 2015 occurred primarily in the commercial loan portfolio and was funded by increases in core deposits and low-rate advances from the Federal Home Loan Bank of Pittsburgh, as well as the loans added as a result of the acquisition of Madison Bancorp, Inc. in January 2015.

The growth in core deposits included a $28,000,000 increase in the average balance of noninterest bearing deposits for 2015 as compared to 2014, including $6,600,000 of core deposits from the Madison acquisition. Growing core deposits remains a particular focus of the Corporation because the rates paid for such deposits are low, transactional activity on these deposits are a source of fee income, and a core deposit relationship provides the opportunity to cross-sell other financial products and services. The Corporation excludes time deposits in its definition of core deposits.

Cash dividends paid on common shares for the year 2015 totaled $0.486 per share, as adjusted for stock dividends, representing an increase of $0.042 or 9 percent above the cash dividends of $0.444, as adjusted, paid for the year 2014.

The Corporation distributed a 5 percent common stock dividend on December 8, 2015, the same common stock dividend percentage that was distributed in December 2014.

As a result of profitable operations and the public offering of common stock as previously reported on Form 8-Ks filed on December 15, 2015 and December 23, 2015, the Corporation’s capital level remained sound as evidenced by capital ratios that exceed current regulatory requirements for well capitalized institutions. Table 9 - Capital Ratios, following, shows that both the Corporation and PeoplesBank were well capitalized for all periods presented.

Year Ended December 31, 2014 vs. Year Ended December 31, 2013

The full year 2014 net income available to common shareholders of $11,595,000 represents an increase of $1,279,000 compared to the full year 2013 earnings of $10,316,000. Earnings per share remained the same for 2014 and 2013, at $1.97 basic and $1.93 diluted, as adjusted for stock dividends, as the 12 percent increase in net income neutralized the per share dilutive impact of the issuance of 650,000 common shares during the first quarter of 2014 in a private placement common capital raise. The Corporation used the funds from the private placement to redeem $13,000,000 of the $25,000,000 in outstanding shares of Series B preferred stock issued under the U.S. Treasury’s Small Business Lending Fund Program.

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

Preferred stock dividends for 2014 were $174,000, a decrease of $76,000 compared to $250,000 of preferred stock dividends paid in 2013. The preferred stock dividend rate for both years was 1 percent. On May 30, 2014, as reported on a Form 8-K filed on the same date, the Corporation redeemed $13,000,000 of $25,000,000 in outstanding shares of Series B preferred stock issued under the U.S. Treasury’s Small Business Lending Fund Program, resulting in the reduction in dividends expense for the year.

On December 31, 2014, total assets were $1.21 billion, representing a 5 percent increase compared to total assets of $1.15 billion as of December 31, 2013. Asset growth for 2014 occurred primarily in the commercial loan portfolio and was funded by increases in core deposits, as well as low-rate advances from the Federal Home Loan Bank of Pittsburgh.

The growth in core deposits included a $20,000,000 increase in the average balance of noninterest bearing deposits for 2014 as compared to 2013. Growing core deposits remains a particular focus of the Corporation because the rates paid for such deposits are low, transactional activity on these deposits are a source of fee income, and a core deposit relationship provides the opportunity to cross-sell other financial products and services. The Corporation excludes time deposits in its definition of core deposits.

Cash dividends paid on common shares for the year 2014 totaled $0.444 per share, as adjusted for stock dividends, representing an increase of $0.046 or 12 percent above the cash dividends of $0.398, as adjusted, paid for the year 2013.

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

Net interest income for the year ended December 31, 2015, was $47,828,000, an increase of $5,468,000 or 13 percent above the full year 2014 net interest income. The increase was supported by a 14 percent increase in the average volume of interest-earning assets, primarily commercial loans, and the loans added as a result of the acquisition of Madison Bancorp, Inc. The additional interest income from the increased loan volume was partially offset by increased funding costs associated with the additional long-term borrowings by the Corporation, as loan growth outpaced deposit growth during 2015. The net interest margin, which reflects net interest income on tax-equivalent basis as a percentage of average interest-earning assets, was 3.79 percent for 2015, compared to 3.84 percent for 2014.

Interest income for the full year 2015 totaled $56,002,000, an increase of $5,602,000 or 11 percent above 2014. The increase was driven by an increase in the average volume of interest earning assets, primarily commercial loans, and the loans added as a result of the acquisition of Madison Bancorp, Inc. While earning assets increased 14 percent, the growth effect on interest income was slightly muted by lower asset yields, a reflection of the continuing low interest rate environment. Interest earning assets averaged $1.29 billion and yielded 4.43 percent (tax equivalent basis) for 2015, compared to $1.14 billion and a tax-equivalent yield of 4.55 percent, respectively, for 2014.

Interest expense for the full year 2015 totaled $8,174,000, an increase of $134,000 or 2 percent above 2014. The increase in total interest expense was driven by a volume increase in borrowings which was offset by a decrease in deposit rates. Interest expense on deposits decreased $373,000 or 6 percent for 2015 compared to 2014. The decrease is due to the continuing low interest rate environment and a higher volume of core deposits (the Corporation defines core deposits as demand, savings, and money market deposits). The average volume of core deposits was $655,000,000 for the full year 2015, a $107,000,000 or 20 percent increase above the average volume for 2014. Interest expense on short-term borrowings and long-term debt increased $507,000 or 37 percent for 2015. The average volume of borrowings primarily long-term borrowings was $108,000,000 for the full year 2015, a $27,000,000 or 34 percent increase above the average volume for 2014. Long-term debt is comprised of low-rate advances from the Federal Home Loan Bank of Pittsburgh, with intermediate term bullet maturities that supplement deposit funding and provide a partial funding hedge against rising market interest rates.

Tables 1 and 2, following, are presented on a tax-equivalent basis to make it easier to compare taxable and tax-exempt assets. Interest on tax-exempt assets (which include securities issued by, or loans made to, state and local governments) is adjusted based upon a 34 percent federal income tax rate.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	2015			2014			2013
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets
Interest bearing deposits with banks	$39,671	$103	0.26%	$25,336	$63	0.25%	$25,674	$65	0.25%
Investment securities:
Taxable	146,356	3,337	2.28	150,232	3,611	2.40	134,573	2,916	2.17
Tax-exempt	66,936	2,482	3.71	74,579	2,913	3.91	90,850	3,561	3.92
Total investment securities	213,292	5,819	2.73	224,811	6,524	2.90	225,423	6,477	2.87

Loans:
Taxable (1)	1,016,751	50,249	4.94	867,122	44,151	5.09	774,683	41,163	5.31
Tax-exempt	21,072	969	4.60	18,754	926	4.94	11,716	643	5.49
Total loans	1,037,823	51,218	4.94	885,876	45,077	5.09	786,399	41,806	5.32
Total earning assets	1,290,786	57,140	4.43	1,136,023	51,664	4.55	1,037,496	48,348	4.66
Other assets (2)	70,201			60,721			57,720
Total assets	$1,360,987			$1,196,744			$1,095,216
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$441,948	$1,517	0.34%	$390,417	$1,352	0.35%	$371,503	$1,402	0.38%
Savings	68,987	69	0.10	41,485	71	0.17	37,906	94	0.25
Time	424,885	4,709	1.11	410,917	5,245	1.28	408,229	6,159	1.51
Total interest bearing deposits	935,820	6,295	0.67	842,819	6,668	0.79	817,638	7,655	0.94
Short-term borrowings	39,649	195	0.49	33,744	170	0.50	22,724	125	0.55
Long-term debt	108,361	1,684	1.55	81,164	1,202	1.48	47,018	839	1.78
Total interest bearing liabilities	1,083,830	8,174	0.75	957,727	8,040	0.84	887,380	8,619	0.97

Noninterest bearing deposits	143,840			115,982			95,738
Other liabilities	8,796			7,859			7,268
Shareholders’ equity	124,521			115,176			104,830

Total liabilities and shareholders’ equity	$1,360,987			$1,196,744			$1,095,216
Net interest income (tax equivalent basis)		$48,966			$43,624			$39,729
Net interest margin (3)			3.79%			3.84%			3.83%
Tax equivalent adjustment		(1,138)			(1,264)			(1,376)
Net interest income		$47,828			$42,360			$38,353

(1)	Average balance includes average nonaccrual loans of $7,145,000 in 2015, $10,615,000 in 2014, and $10,588,000 in 2013. Interest includes net loan fees of $2,067,000 in 2015, $1,973,000 in 2014, and $1,458,000 in 2013.
(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.
(3)	Net interest income (tax equivalent basis) annualized as a percent of average interest earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	2015 vs. 2014			2014 vs. 2013
	Increase (decrease) due to change in			Increase (decrease) due to change in
(dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$36	$4	$40	$(2)	$0	$(2)
Investment securities:
Taxable	(98)	(176)	(274)	334	361	695
Tax-exempt	(298)	(133)	(431)	(638)	(10)	(648)
Loans:
Taxable	7,723	(1,625)	6,098	5,573	(2,585)	2,988
Tax-exempt	115	(72)	43	386	(103)	283
Total interest income	7,478	(2,002)	5,476	5,653	(2,337)	3,316
Interest Expense
Deposits:
Interest bearing demand	201	(36)	165	81	(131)	(50)
Savings	47	(49)	(2)	9	(32)	(23)
Time	178	(714)	(536)	41	(955)	(914)
Short-term borrowings	32	(7)	25	60	(15)	45
Long-term debt	385	97	482	590	(227)	363
Total interest expense	843	(709)	134	781	(1,360)	(579)
Net interest income	$6,635	$(1,293)	$5,342	$4,872	$(977)	$3,895

Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

The provision for loan losses is an expense charged to earnings to cover estimated losses attributable to uncollectable loans. The provision reflects management’s judgment of an appropriate level for the allowance for loan and lease losses. The Risk Management section of this report, including Table 10 – Nonperforming Assets, Table 11 – Analysis of Allowance for Loan Losses, and Table 12 – Allocation of Allowance for Loan Losses, provides detailed information about the allowance for loan losses, the loan loss provision, and credit risk.

For the year 2015, the provision for loan losses was $3,500,000, which was provided in connection with growth in the commercial loan portfolio and maintain the adequacy of the allowance for loan losses. The provision was $1,900,000 or 119 percent higher compared to 2014. The increased provision for loan losses was reflective of both overall commercial loan growth for 2015, and the Corporation’s analysis of the adequacy of the allowance based upon the size, composition, and risks to the loan portfolio, the level of specific reserves, and realized net charge-offs.

Noninterest Income

The following table presents the components of total noninterest income for each of the past three years.

Table 3 - Noninterest income

(dollars in thousands)	2015	2014	2013
Trust and investment services fees	$2,411	$2,223	$1,922
Income from mutual fund, annuity and insurance sales	810	648	614
Service charges on deposit accounts	3,406	2,968	2,727
Income from bank owned life insurance	694	714	727
Other income	567	630	662
Net gain on sales of loans held for sale	667	452	1,019
Net gain on sales of securities	492	518	83
Total noninterest income	$9,047	$8,153	$7,754

For the year 2015, the overall $894,000 or 11 percent increase in total noninterest income, compared to the year 2014, was primarily the result of increases in trust fees, income from mutual fund, annuity and insurance sales, service fees on deposits, and gains on sales of loans held for sale. The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The upward trend in trust and investment services fees over the three year period presented was due to growth in trust assets under management from both new accounts, and appreciation in the market value of managed accounts, upon which some fees are based.

Income from mutual fund, annuity and insurance sales—The upward trend in income from mutual fund, annuity and insurance sales by Codorus Valley Financial Advisors, Inc. (“CVFA”), a subsidiary of PeoplesBank, over the three year period was due primarily to an increase in the assets under management from sales of non-deposit investment products, and the addition of a new large retirement plan client during the third quarter of 2015.

Service charges on deposit accounts—For the year 2015, the $438,000 or 15 percent increase in service charge income compared to the year 2014 was due to both (1) an increase in the volume of demand deposit accounts subject to fees, including deposit accounts assumed in the Madison acquisition in January 2015, and (ii) planned increases on certain service charge categories which were implemented during the first quarter of 2015. For the year 2014, the $241,000 or 9 percent increase compared to the year 2013 was due primarily to increases in debit card revenue and overdraft fees.

Income from bank owned life insurance (BOLI)—The downward trend in income from BOLI was due to a decrease in policy yields. In 2014, the decrease in policy yields more than offset the increase in income due to an additional investment of $1,179,000 in August 2014.

Net gain on sales of loans held for sale—For the year 2015, the $215,000 or 48 percent increase in net gains from the sale of residential mortgage loans held for sale is due to a favorable trend of increased fixed-rate mortgage loan originations. For the year 2014, the $567,000 or 56 percent decrease from the sales of residential mortgage loans held for sale in 2013 resulted from a decrease in mortgage originations, as refinancing demand and gains therefrom declined significantly through much of the year, while the generally higher level of mortgage interest rates for 2014 reduced the volume of new loan applications.

Net gain on sales of securities—For the year 2015, the Corporation realized $492,000 in gains from sales of securities compared to $518,000 for the year 2014. For the year 2015, securities sold included those where market pricing for certain instruments provided a favorable total return upon the sales and reinvestment of proceeds, versus holding the respective securities to maturity. For the year 2014, securities sold included securities which had appreciated in value due to the low-yield interest rate environment. The gains on sales of securities in 2015 and 2014 substantially offset the impact of the non-recurring merger related noninterest expenses associated with the Corporation’s acquisition of Madison Bancorp, Inc. For the year 2013, the Corporation realized $83,000 in gains due to a lower level of investment sales.

Noninterest Expense

The following table presents the components of total noninterest expense for each of the past three years.

Table 4 - Noninterest expense

(dollars in thousands)	2015	2014	2013
Personnel	$21,317	$18,025	$16,827
Occupancy of premises, net	3,185	2,089	2,049
Furniture and equipment	2,685	2,251	2,045
Postage, stationery and supplies	683	741	586
Professional and legal	896	758	667
Marketing	1,286	1,295	1,074
FDIC insurance	712	663	622
Debit card processing	884	790	773
Charitable donations	986	1,134	685
Telephone	702	570	543
External data processing	1,154	878	693
Merger related	474	533	0
Foreclosed real estate including (recovery of) provision for losses	(422)	425	713
Other	2,885	2,324	2,877
Total noninterest expense	$37,427	$32,476	$30,154

Total noninterest expense for the year 2015 increased $4,951,000 or 15 percent above the year 2014, reflecting the overall expansion of the banking franchise in Maryland resulting from the Madison acquisition and the opening of two new financial centers in Pennsylvania in the fourth quarter of 2014, planned expenses related to expected business growth, and certain nonrecurring overhead expenses. The discussion that follows addresses changes in selected noninterest expenses.

Personnel—The upward trend in personnel expense was due largely to an increase in wage expense resulting from planned staff additions for both normal business growth, and franchise expansion (the Madison acquisition in January 2015, the new Camp Hill, PA and Shrewsbury, PA financial centers in 2014; the Dover, PA financial center in late 2013). Additionally, in 2015 personnel expense includes an accrual of $250,000 for the employment agreement expense related to the separation of the Corporation’s former Chief Operating Officer as reported on the Form 8-K filed on March 31, 2015.

Occupancy of premises, net— Occupancy of premises expense is comprised of rent, depreciation, maintenance, insurance, real estate taxes and utilities. The level of expense can vary annually based upon franchise expansion, repairs and maintenance, and normal business growth. The increase in 2015 was due primarily to the addition of seven facilities to the Corporation since the third quarter of 2014, including four financial centers from the Madison acquisition, two financial centers in Pennsylvania (Shrewsbury and Camp Hill), and a new administrative services center near the Corporation’s headquarters in York, PA. The increase in 2014 was due to the addition of a financial center in Dover, PA late in 2013.

Furniture and equipment—The upward trend in furniture and equipment expense was in alignment with the increased personnel expense, as additional furniture, computer hardware and software (and related depreciation and maintenance expenses) were incurred to support new staff from both business growth, the Madison acquisition in 2015 and the addition of the new financial centers. During 2014, expenditures were made for planned information system hardware and storage upgrades.

Postage, stationary and supplies—The upward trend in postage, stationary and supplies was due primarily to franchise expansion, postage rate increases, and in 2014, costs associated with new stationary reflecting the Corporation’s updated branding and PeoplesBank’s 150th year in business.

Professional and legal—The level of professional and legal expense can fluctuate annually based on the varying needs for legal, accounting and consulting services, which is driven in part by the level of routine lawsuits in the ordinary course of business, the number and complexity of corporate initiatives, including IT security, and changes in regulatory compliance requirements. In 2014, professional and legal expense included nonrecurring consulting expenses related to analyzing and identifying opportunities to increase noninterest revenues.

Marketing— In 2015, the marketing expense included non-recurring expenses related to the Madison acquisition and in 2014, included non-recurring costs and business development activities related to promoting PeoplesBank’s 150th year in business. Both 2015 and 2014, reflect an increased operating budget to support normal business growth, and corporate initiatives such as branding, product advertising and internal promotions.

FDIC insurance—The $49,000 or 7 percent increase in FDIC insurance for 2015 as compared to 2014 was a result of an increase in the average balance of assets less average tangible capital which was offset by a lower assessment rate due to PeoplesBank’s improved financial performance and credit quality. For 2014, FDIC insurance increased $41,000 or 7 percent compared to 2013, resulting primarily to growth in the average balance of assets less average tangible capital.

Debit card processing—The upward trend in debit card processing reflects a continual increase in higher debit card transaction volume, due primarily to the increased number of demand deposit accounts and debit cards, including those related to the Madison acquisition in 2015.

Charitable donations—The $148,000 or 13 percent decrease in charitable donations in 2015 compared to 2014 was the result of changes in the timing of donations. The $449,000 or 66 percent increase in charitable donations in 2014 compared to 2013 was the result of an increase in donations which qualify for related tax credits. Most donations to nonprofit organizations qualify for related state tax credits that typically range from 55 to 90 percent of the amount donated, effectively lowering the cost of the donation. PeoplesBank uses state tax credits from donations to reduce it Pennsylvania bank shares tax expense which is included in other expenses.

Telephone—The upward trend in telephone expense is due to normal business growth, and franchise expansion (the Madison acquisition in January 2015, the new Camp Hill, PA and Shrewsbury, PA financial centers in 2014; the Dover, PA financial center in late 2013) and a new administrative services center near the Corporation’s headquarters in York, PA.

External data processing—The upward trend in external data processing reflects increased reliance on outsourcing transaction processing to specialized vendors, which is typically performed on their hosted and secure websites, thereby increasing the Corporation’s data processing efficiency. Additional expenditures related to expansion in the electronic banking services offered to our client base, and charges for higher transaction volume from normal business growth and the Madison acquisition.

Merger related— The $474,000 in 2015 and $533,000 in 2014 of merger related expenses was associated with the Corporation’s acquisition of Madison Bancorp, Inc. (the acquisition was completed on January 16, 2015, as disclosed on a Form 8-K filed on the same date). In 2015, acquisition-related expenses included external data processing conversion costs, severance payments, acquisition accounting services and legal expenses. In 2014, pre-acquisition expenses included investment banking fees, legal expenses, and external data processing conversion costs.

Foreclosed real estate including (recovery of) provision for losses—The $847,000 or 199 percent decrease in foreclosed real estate expenses compared to 2014 was primarily a result of a partial recovery of a previous valuation allowance of $746,000 on a large foreclosed real estate property (see section titled “Foreclosed Real Estate” on page 54 of this report) and to a lesser degree the reduction in the number of foreclosed real estate properties. The $288,000 or 40 percent decrease in foreclosed real estate expenses in 2014 compared to 2013 was a result of sales of certain larger foreclosed properties in 2014. The sales reduced the volume of foreclosed assets held, and the related year-over-year holding costs including real estate taxes, property maintenance, appraisal fees, and collection costs.

Other expenses —Other expense, comprised of many underlying expenses, increased $561,000 or 24 percent in 2015 reflecting the costs of several activities including the costs from the inception of corporate-wide seminars supporting expansion of revenue generation activities, as well as increased costs associated with franchise expansion, such as insurance, employee training and travel, and courier services. In 2014, Pennsylvania shares tax expense decreased, which resulted from both (i) statutory changes in the formula for determining the shares tax which were favorable for the Corporation’s tax basis, and (ii) changes in the volume of tax credits which originated from qualifying charitable donations described earlier. Additionally, impaired loan costs trended downward in all years as the lower volume of nonperforming assets resulted in less carrying and collection costs.

Provision for Income Taxes

The provision for income taxes for 2015 totaled $4,813,000, which was $145,000 or 3 percent above the provision for income taxes for 2014 of $4,668,000. While pre-tax income was lower in 2015, the increase is primarily due to a reduction in the amount of tax-exempt income. For both years, the Corporation’s incremental statutory federal income tax rate was 35 percent; however, the Corporation’s effective income tax rate was approximately 30 percent for 2015, compared to 28 percent for 2014. The effective tax rate differs from the statutory tax rate due to the impact and volume of tax-exempt income, including income from bank owned life insurance and certain municipal securities and loans.

Preferred Stock Dividends

Preferred stock dividends for 2015 were $120,000, a decrease of $54,000 compared to $174,000 of preferred stock dividends in 2014. On May 30, 2014, as reported on a Form 8-K filed on the same date, the Corporation redeemed $13,000,000 of $25,000,000 in outstanding shares of preferred stock held by the United States Department of the Treasury under its Small Business Lending Fund (SBLF). Information about the SBLF Program is provided in Note 10—Shareholders’ Equity, to the consolidated financial statements. The preferred stock dividend rate for both 2015 and 2014 was 1 percent of the amount of the average preferred stock outstanding, paid quarterly to the U.S. Treasury.

BALANCE SHEET REVIEW

Interest Bearing Deposits with Banks

Interest bearing deposits with banks totaled $44,496,000 on December 31, 2015, compared to $17,420,000 on December 31, 2014. The increase related to approximately $32,500,000 net cash received from the public offering of common stock in December 2015.

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

The following table shows the amortized cost and fair value, by type of debt security, for three year-end periods:

Table 5-Investment Securities

	December 31,
	2015		2014		2013
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt securities:
U.S. agency	$17,554	$17,414	$17,811	$17,907	$33,265	$33,499
U.S. agency mortgage-backed, residential	119,266	120,581	122,443	124,815	105,181	105,919
State and municipal	74,573	75,475	68,879	70,452	87,004	89,323
Total debt securities	$211,393	$213,470	$209,133	$213,174	$225,450	$228,741

At December 31, 2015, the fair value of securities, available-for-sale, totaled $213,470,000, a slight increase compared to the fair value of the investment securities portfolio balance of $213,174,000 at December 31, 2014. For the year 2015, cash inflows from maturities, repayments, and calls were reinvested in U.S. agency, U.S. agency mortgage-backed, and tax-exempt municipal securities. Additionally, approximately $6,154,000 of U.S. agency and $1,572,000 of municipal securities were sold during 2015 to realize $492,000 of gains to substantially offset the impact of additional nonrecurring expenses related to the Madison acquisition in 2015.

Securities available-for-sale are generally comprised of high quality debt instruments. On January 1, 2013, Section 939(a) of the Dodd-Frank Act became effective changing the definition of investment grade by removing reliance on credit ratings by national statistical rating organizations. Investment credit assessment, under the revised definition, requires an active review by the Corporation (i.e., pre-purchase and post-purchase credit risk analysis) of the underlying obligor to determine that the obligor has an adequate capacity to meet its financial commitments, and more specifically, that the risk of default is low, and that full and timely repayment of principal and interest is expected. Obligations of the U.S. government and U.S. government sponsored enterprises are not subject to the due diligence requirement. However, the Corporation’s municipal securities, and any corporate securities that may be acquired in the future, are subject to the new requirement.

As shown in Table 5, above, the Corporation holds investments in the obligations of states and municipalities. Municipalities have many options for meeting their debt obligations, including decreasing costs and service levels, imposing taxes and fees and selling assets. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific reserves, which provide additional layers of protection to the investor. Access to the credit market and a good credit rating are high priorities enabling a municipality to meet its current and future funding needs at a reasonable interest cost. For these reasons, defaults on municipal bonds are unusual. The majority of municipal bonds in the Corporation’s portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but such bonds are for critical services such as water and sewer. Many of the municipal holdings are also insured or backed by specific school district loss reserves. Based on the results of an independent credit review of the Bank’s entire municipal bond portfolio as performed in 2015, and recent bond ratings by national statistical rating organizations, we believe that the municipal investments held by the Bank are investment grade.

The table below shows that the available-for-sale securities portfolio had an overall yield of 2.74 percent on December 31, 2015:

Table 6-Securities Maturity Schedule (amortized cost basis)

	December 31, 2015 Maturity Distribution
(dollars in thousands)	One year or less	One through five years	Five through ten years	After ten years
					Total
					Amount	Yield(1)
Debt securities:
U.S. agency	$0	$14,556	$2,998	$0	$17,554	1.31%
U.S. agency mortgage-backed, residential (2)	0	117,331	1,935	0	119,266	2.44%
State and municipal	14,086	32,641	19,573	8,273	74,573	3.56%
Total debt securities	$14,086	$164,528	$24,506	$8,273	$211,393	2.74%

Yield (1)	3.39%	2.53%	2.96%	4.91%	2.74%

(1) Weighted average yields (tax equivalent basis) were calculated on the amortized cost basis.

(2) U.S. agency mortgage-backed securities are included in the maturity categories based on average expected life.

The portfolio yield for 2015, reflected in the table above, is lower than the 2.95 percent securities portfolio yield as of December 31, 2014. Generally lower yielding securities, as compared to the yields in maturing and called securities, were purchased in 2015. Purchases included the reinvestment of cash flows from maturities, calls and principal repayments on mortgage-backed bonds, during a year of persistently low market investment interest rates. More information about investment securities is provided in Note 3-Securities, to the consolidated financial statements.

Restricted Investment in Bank Stocks

At December 31, 2015, the Corporation held approximately $5,028,000 in restricted common stock, compared to $3,799,000 at year-end 2014. Investment in restricted stock is a condition of obtaining credit from the Federal Home Loan Bank of Pittsburgh (FHLBP) and the Atlantic Community Bankers Bank (ACBB) organizations. Accordingly, changes in the level of restricted stock are the result of member capital requirements and borrowing levels from the FHLBP as described within the Long-term Debt section of this report. Of the total investment as of December 31, 2015, approximately $4,953,000 consisted of stock issued by the FHLBP, with the remainder being restricted stock issued by ACBB. Information about restricted investment in bank stocks, including impairment considerations, is provided in Note 1–Summary of Significant Accounting Policies, to the consolidated financial statements.

Loans Held for Sale

On December 31, 2015, loans held for sale were approximately $564,000, compared to $464,000 at year-end 2014. For both years, the majority of PeoplesBank’s mortgage banking production focused on originating and selling secondary-market qualifying residential mortgage loans, without retaining mortgage servicing rights. Beginning in January 2016, PeoplesBank intends to retain mortgage servicing rights on residential mortgage loans sold on the secondary market.

Loans

On December 31, 2015, total loans, net of deferred fees, totaled approximately $1.12 billion, compared to $920,000,000 at year end 2014, an increase of $203,121,000 or 22 percent above total loans as of year-end 2014. Most of the increase was due to a $163,092,000 or 21 percent increase in commercial loans, which reflected continued strong commercial loan demand in our markets, and our continued ability to expand existing relationships with creditworthy borrowers, and acquire new loan business, based on our reputation for client service and competitive prices and terms. The increase also included loans acquired in the Madison transaction on January 16, 2015 (primarily residential mortgages and consumer loans) which totaled $77,228,000 on the acquisition date. As of December 31, 2015, $60,295,000 of the Madison acquired loans remained with the decrease resulting from both normal and scheduled loan repayments, and some payoffs and loan sales.

The average yield (tax- equivalent basis) earned on total loans was 4.94 percent for the full year 2015, as compared to 5.09 percent for the year 2014. Persistent low market interest rates and strong competition in our markets resulted in continuing pricing pressures on new loan and refinancing activities. The composition of the Corporation’s loan portfolio, by industry class, at December 31, 2015 and 2014 is provided in Note 4–Loans in the notes to the consolidated financial statements.

The following table presents the general composition of total loans for five year-end periods:

Table 7-Loan Portfolio Composition

	December 31,
(dollars in thousands)	2015	%	2014	%	2013	%	2012	%	2011	%
Commercial, financial and agricultural	$802,436	71.5	$658,627	71.6	$607,779	70.7	$510,544	69.2	$462,061	66.6
Real estate-construction and land development	133,978	11.9	114,695	12.5	106,436	12.4	96,936	13.2	103,514	14.9
Total commercial related loans	936,414	83.4	773,322	84.1	714,215	83.1	607,480	82.4	565,575	81.5

Real estate - residential mortgages	70,094	6.2	32,453	3.5	25,695	3.0	23,511	3.2	21,324	3.1
Consumer and home equity	116,703	10.4	114,315	12.4	119,474	13.9	106,143	14.4	106,616	15.4
Total consumer related loans	186,797	16.6	146,768	15.9	145,169	16.9	129,654	17.6	127,940	18.5

Total loans	$1,123,211	100.0	$920,090	100.0	$859,384	100.0	$737,134	100.0	$693,515	100.0

The table below shows at December 31, 2015, the commercial loan portfolio was comprised of approximately $670,150,000 or 72 percent in fixed rate loans, and $266,264,000 or 28 percent in floating rate loans. This compares to $559,739,000 or 72 percent in fixed rate loans, and $213,583,000 or 28 percent in floating rate loans, for the year ended December 31, 2014. Floating rate loans reprice periodically with changes in the Wall Street Journal (WSJ) Prime Rate, or LIBOR.

Table 8-Selected Loan Maturities and Interest Rate Sensitivity

	December 31, 2015 Maturity Distribution
(dollars in thousands)	One year or less	One through five years	After five years	Total
Commercial, financial and agricultural	$86,830	$182,472	$533,134	$802,436
Real estate-construction and land development	74,713	27,051	32,214	133,978
Total commercial related loans	$161,543	$209,523	$565,348	$936,414

Fixed interest rates	$21,027	$164,875	$484,248	$670,150
Floating interest rates	140,516	44,648	81,100	266,264
Total commercial related loans	$161,543	$209,523	$565,348	$936,414

During 2015, commercial borrowers continued to prefer fixed rate loans with maturities ranging from five to ten years. Although the commercial loan portfolio’s increased fixed rate volume and longer maturities increase risk if interest rates rise, management has implemented interest rate risk mitigation strategies which include maintaining a shorter duration in the Corporation’s investment portfolio, and lengthening fixed rate liabilities, principally borrowings from the Federal Home Loan Bank of Pittsburgh.

Additional loan information can be found in Note 4–Loans, in the notes to the consolidated financial statements, and within the Risk Management section of this report.

Premises and Equipment

On December 31, 2015, premises and equipment, net of accumulated depreciation, totaled approximately $24,606,000, compared to $18,471,000 on December 31, 2014. The increase was primarily the result of capital expenditures associated with the acquisition of Madison Bancorp, Inc., construction to relocate a financial center in Hanover, PA, improvements, furniture and equipment for the administrative center, and new furniture and equipment related to the Center City York financial center. Additional expenditures supported IT initiatives pertaining to the replacement of older technology, upgrades and storage capacity increases.

Other Assets

On December 31, 2015, other assets totaled approximately $42,373,000, compared to $37,916,000 of other assets as of December 31, 2014. Other assets were primarily comprised of investments in bank owned life insurance (BOLI), foreclosed real estate, accrued interest receivable, and deferred tax assets.

Investments in life insurance relates to a select group of employees and directors whereby PeoplesBank is the owner and beneficiary of the policies. These investments, carried at the cash surrender value of the underlying policies, totaled $23,980,000 at year-end 2015, compared to $23,296,000 at year-end 2014. The selection of the underlying BOLI insurers is based primarily on the respective insurers’ high credit rating and reputation, and competitive tax-exempt yield. The Corporation also seeks to maintain a reasonable diversification among insurers supporting the BOLI portfolio.

The level of the Corporation’s BOLI investment was approximately 16 percent of PeoplesBank’s Tier 1 capital, excluding net unrealized gains on available-for-sale securities, at December 31, 2015, which is well within the regulatory guideline of 25 percent of Tier 1 capital.

Other assets also includes foreclosed real estate, net of allowance, totaling $2,913,000 at year-end 2015, compared to $2,542,000 at year-end 2014. The $371,000 increase was primarily a result of a large favorable valuation recovery on one property, partially offset by some smaller property sales and valuation adjustments. Foreclosed real estate is discussed in the Nonperforming Assets section of this report. Also included with other assets is $4,003,000 of accrued interest receivable on loans and investment securities, $1,728,000 of income taxes receivable, and $5,848,000 of net deferred tax assets. Additional information about these assets can be found in Note 1–Summary of Significant Accounting Policies in the notes to the consolidated financial statements under the appropriate subheadings.

Funding

Deposits

Deposits are the Corporation’s principal source of funding for earning assets. The average rate paid on interest-bearing deposits was 0.67 percent for the year 2015, which favorably compares to the average deposit funding cost of 0.79 percent for the year 2014.

On December 31, 2015, deposits totaled $1.09 billion, which represented a $139,176,000 or 15 percent increase compared to the level at year-end 2014. The increase in total deposits resulted substantially from the $120,545,000 in deposit liabilities assumed in the acquisition of Madison on January 16, 2015. Increases in deposits occurred in core deposit categories, including demand, money market and saving accounts. These core deposits, in aggregate, increased $128,000,000 or 23 percent for the year ended December 31, 2015. In contrast, for the same period, total time deposits (i.e., CDs) decreased $11,000,000 or 3 percent. Of the total $397,595,000 of time deposits as of December 31, 2015, the balance of certificates of deposit with a balance of $100,000 or more was $159,203,000, while time deposits with a balance less than $100,000 totaled $238,392,000. Time deposits totaling $144,770,000 or 36 percent of the total at year-end 2015, will mature in 2016.

The composition of the Corporation’s deposit portfolio at December 31, 2015 is provided in Note 7-Deposits, in the notes to the consolidated financial statements.

Short-term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase (repo agreements), federal funds purchased, and other borrowings as described more fully in Note 8-Short-term Borrowings and Long-term Debt, to the consolidated financial statements. On December 31, 2015, short-term borrowings totaled $74,510,000, as compared to the $42,184,000 of short-term borrowings on December 31, 2014.

Long-term Debt

Long-term debt is a secondary funding source to deposits for asset growth. On December 31, 2015, long-term debt totaled $120,310,000, compared to $90,406,000 at year-end 2014. The increase was the result of $35,000,000 in new advances from the Federal Home Loan Bank of Pittsburgh (FHLBP), which were used to help fund loan demand, and to provide a hedge against rising market interest rates. All advances had reasonably low fixed rates of interest with four to six year maturities.

Generally, funds for the payment of long-term debt come from operations. On December 31, 2015, total unused credit with the FHLBP was approximately $238,074,000. Obligations to the FHLBP are secured by FHLBP stock and qualifying collateral, principally real estate secured loans. A listing of outstanding long-term debt obligations is provided in Note 8-Short-term Borrowings and Long-term Debt, in the notes to the consolidated financial statements.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity, or capital, enables the Corporation to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion, balance sheet growth, dividend policy, and regulatory mandates.

Total shareholders’ equity was $159,141,000 on December 31, 2015, compared to $118,440,000 at year-end 2014, reflecting an increase in net income after cash dividends distributed, and the effect of the public offering of common stock in December 2015. Information pertaining to preferred and common stock issued by the Corporation is disclosed in Note 10–Shareholders’ Equity, in the notes to the consolidated financial statements.

Dividends on Preferred Stock

As previously disclosed, the Corporation participated in the U.S. Department of the Treasury’s (Treasury) Small Business Lending Fund Program (SBLF Program). Information about the SBLF Program is provided in Note 10—Shareholders’ Equity, to the consolidated financial statements. Under the SBLF program, the Corporation originally issued $25,000,000, or 25,000 shares of non-cumulative, perpetual preferred stock, Series B, $1,000 liquidation value, $2.50 par value to the Treasury.

The SBLF preferred stock qualifies as Tier 1 regulatory capital and requires the payment of non-cumulative cash dividends quarterly on each January 1, April 1, July 1 and October 1. Preferred stock dividends for 2015 were $120,000, a decrease of $54,000 compared to $174,000 of preferred stock dividends in 2014. The reduction in preferred dividends resulted from the Corporation redeeming $13,000,000 of the $25,000,000 in outstanding shares of preferred stock on May 30, 2014, as reported on a Form 8-K filed on the same date. The preferred stock dividend rate throughout both 2015 and 2014 was 1 percent.

On February 18, 2016, Codorus Valley redeemed the remaining $12,000,000 of Series B preferred stock issued to the Treasury as reported on form 8-K filed on February 19, 2016.

Dividends on Common Stock

The Corporation typically pays cash dividends on its common stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other factors. Annual cash dividends per common share for the year 2015 totaled $0.486 per share, as adjusted for stock dividends, representing an increase of $0.042 or 9 percent above the cash dividends of $0.444, as adjusted, paid for the year 2014.

Periodically, the Corporation distributes stock dividends on its common stock. On December 8, 2015, the Corporation distributed a 5 percent common stock dividend to shareholders of record at the close of business on October 27, 2015. A 5 percent common stock dividend was also distributed in December 2014.

Compensation Plans

As disclosed in this report, the Corporation maintains various employee and director benefit plans that could result in the issuance of its common stock or affect its earnings. Information regarding these plans can be found in Note 11-Benefit Plans and Note 12-Stock-Based Compensation, in the notes to the consolidated financial statements.

Public Offering of Common Stock

As previously discussed in December 2015, the Corporation completed a public offering of approximately 1,747,000 shares of its common stock pursuant to which it raised net proceeds of approximately $32,500,000. Approximately $19,800,000 of the net proceeds from the public offering were invested in the Corporation’s Bank subsidiary, PeoplesBank. A portion of the proceeds were used to redeem the remaining $12,000,000 of Series B preferred held by the United States Department of Treasury on February 18, 2016, as reported on a Form 8-K filed on February 19, 2016. The remaining proceeds will be used for general corporate purposes.

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

Table 9-Capital Ratios

	Ratios		Federal	Federal		Capital *
	at December 31,		Minimum	Well		at December 31,
(dollars in thousands)	2015	2014	Required	Capitalized		2015	2014

Common Equity Tier 1 Capital
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	12.56%	n/a %	4.50%	n/a	%	$143,456	$	n/a
PeoplesBank	13.10	n/a	4.50	6.50		149,073		n/a

Tier 1 risk-based capital
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	14.49%	13.24%	6.00%	n/a	%	$165,456		$125,773
PeoplesBank	13.10	12.85	6.00	8.00		149,073		121,634

Total risk-based capital
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	15.60%	14.42%	8.00%	n/a	%	$178,160		$136,935
PeoplesBank	14.21	14.03	8.00	10.00		161,777		132,796

Leverage
(Tier 1 capital as a percentage of average total assets)
Codorus Valley Bancorp, Inc. (consolidated)	11.73%	10.32%	4.00%	n/a	%	$165,456		$125,773
PeoplesBank	10.60	10.01	4.00	5.00		149,073		121,634

* Net unrealized gains and losses on securities available-for-sale, net of taxes, are disregarded for capital ratio computation purposes in accordance with federal regulatory banking guidelines.

On July 2, 2013, the Board of Governors of the Federal Reserve System finalized its rule implementing the Basel III regulatory capital framework, which the FDIC adopted on July 9, 2013. Under the rule, minimum requirements will increase both the quantity and quality of capital held by banking organizations. Consistent with the Basel III framework, the rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5 percent, and a common equity Tier 1 conservation buffer of 2.5 percent of risk-weighted assets, that will apply to all supervised financial institutions. The rule also raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4 percent to 6 percent, and includes a minimum leverage ratio of 4 percent for all banking organizations. The new rule also increases the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors. The rule for smaller, less complex institutions, including the Corporation and PeoplesBank, became effective January 1, 2015.

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

As fully phased in, a banking organization with a buffer greater than 2.5 percent would not be subject to limits on dividend payments or discretionary bonus payments; however, a banking organization with a buffer less than 2.5 percent would be subject to increasingly stringent limitations as the buffer approaches zero. The new rule also prohibits a banking organization from making dividend payments or discretionary bonus payments if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent as of the beginning of that quarter. Eligible net income is defined as net income for the 4 calendar quarters preceding the current calendar quarter, net of any distributions and associated tax effects not already reflected in net income. A summary of payout restrictions based on the capital conservation buffer is as follows:

Capital Conservation Buffer (as a % of risk-weighted assets)	Maximum Payout (as a % of eligible retained income)
Greater than 2.5%	No payout limitation applies
≤2.5% and >1.875%	60%
≤1.875% and >1.25%	40%
≤1.25% and >0.625%	20%
≤0.625%	0%

The Corporation’s regulatory capital position at December 31, 2015, as reflected in Table 9 above, reflects compliance with the new rule requirements that became effective January 1, 2015. The Corporation plans to manage its capital to ensure continued compliance.

Risk Management

The Corporation’s Enterprise Risk Management Committee (“Committee”) meets at least quarterly and includes members of senior management and at least one independent director. The objective of the Committee is to identify and manage risk inherent in the operations of the Corporation and its affiliates. While the Committee’s risk review is broad in scope, its primary responsibility is to develop, implement and monitor compliance with formal risk management policies and procedures.

Credit Risk Management

Credit risk represents the possibility that a loan client, counterparty or issuer may not perform in accordance with contractual terms, posing one of the most significant risks of loss to the Corporation. Accordingly, the Corporation emphasizes the management of credit risk. To support this objective, a lending policy framework has been established which management believes is sound given the nature and scope of our operations. This framework includes seven basic policy parameters that guide the lending process and minimize risk:

•	The Corporation follows detailed written lending policies and procedures.
•	Lending authority is granted commensurate with dollar amount, loan type, level of risk, and loan officer experience.
•	Loan review committees function at both the senior lending officer level and the Board level to review and approve loans that exceed pre-established dollar thresholds and/or meet other criteria.
•	The Corporation lends mainly within its primary geographical market area, including York County, Cumberland County, and Lancaster County, Pennsylvania and Harford County, Baltimore County, Baltimore City and Carroll County, Maryland. Although this focus may pose a geographical concentration risk, the diverse local economies and employee knowledge of our customers lessens this risk.
•	The loan portfolio is diversified to prevent dependency upon a single customer or small group of related customers.
•	The Corporation does not participate in the subprime lending market, nor does it invest in securities backed by subprime mortgages.
•	The Corporation does not lend to foreign countries or persons residing therein.

The Corporation uses loan-to-value ratios (“LTV ratios”) for loan underwriting, establishing generally acceptable ratios of the loan amount to the value of the collateral securing the loan, to minimize the risk of future loss from the loan portfolio. At December 31, 2015, the LTV ratios listed below were in effect.

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

An acceptable valuation is required on all real estate secured loans. Generally, an appraisal performed by an independent licensed appraiser is required for real estate secured loans under any of the following conditions:  loan amount is above $250,000; non-owner occupied; LTV ratio is above 70 percent for commercial property; above the limits shown in the above schedule for valuations based on tax assessments for owner occupied residential property; or if an existing appraisal is more than two years old (unless there was a material change in market conditions or the physical aspects of the property). Exceptions to LTV ratios and the use of a licensed appraiser are sometimes made by management or the Board of Directors when there are compensating factors.

One component of the internal credit risk review is the identification and management of industry concentrations, defined as greater than 10 percent of the total loan portfolio. As of December 31, 2015, the Corporation had three industry concentrations that exceeded 10 percent of the total loan portfolio: commercial real estate investor, which represented 17.1 percent of the portfolio; residential real estate investor, which represented 14.3 percent of the portfolio; and builder & developer, which represented 11.9 percent of the portfolio. As of December 31, 2014, the Corporation had the same three industry concentrations that exceeded 10 percent of the total loan portfolio: commercial real estate investor, which represented 15.7 percent of the portfolio; builder & developer, which represented 12.5 percent of the portfolio; and residential real estate investor, which represented 10.6 percent of the portfolio. Loans to borrowers within these industries are usually collateralized by real estate.

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

Table 10-Nonperforming Assets

	December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Nonaccrual loans	$3,045	$6,384	$13,231	$6,232	$5,931
Nonaccrual loans, troubled debt restructurings	188	2,242	2,069	2,110	5,770
Accruing loans that are contractually past due 90 days or more as to principal and interest	484	54	0	186	0
Total nonperforming loans	3,717	8,680	15,300	8,528	11,701
Foreclosed real estate, net of allowance	2,913	2,542	4,068	3,633	16,243
Total nonperforming assets	$6,630	$11,222	$19,368	$12,161	$27,944
Accruing troubled debt restructurings	$3,903	$1,996	$3,342	$3,550	$3,272

Total period-end loans, net of deferred fees	$1,123,211	$920,090	$859,384	$737,134	$693,515
Allowance for loan losses (ALL)	$12,704	$11,162	$9,975	$9,302	$8,702
ALL as a % of total period-end loans	1.13%	1.21%	1.16%	1.26%	1.25%
Net charge-offs as a % of average total loans	0.19%	0.05%	0.10%	0.16%	0.58%
ALL as a % of nonperforming loans	341.78%	128.59%	65.20%	109.08%	74.38%
Nonperforming loans as a % of total period-end loans	0.33%	0.94%	1.78%	1.16%	1.69%
Nonperforming assets as a % of total period-end loans and net foreclosed real estate	0.59%	1.22%	2.24%	1.64%	3.94%
Nonperforming assets as a % of total period-end assets	0.46%	0.92%	1.68%	1.15%	2.76%
Nonperforming assets as a % of total period-end shareholders’ equity	4.17%	9.47%	17.99%	12.00%	29.97%

While the Corporation’s loan portfolio has experienced strong growth over the years, Table 10 above reflects notable progress in reducing the level of nonperforming assets. This has been accomplished through continuous collection efforts coordinated by the Corporation’s General Counsel, recoveries from borrower payments and foreclosed real estate sales, the establishment of valuation allowances for selective accounts, and if necessary, loan charge-offs. In monitoring and managing nonperforming assets, we remain concerned about the impact of changing economic conditions, and the potential for adverse real estate market value changes, and the corresponding effects on commercial borrowers.

The paragraphs below explain significant changes in the aforementioned nonperforming asset categories as of December 31, 2015, compared to December 31, 2014.

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

On December 31, 2015, the nonaccrual loan portfolio balance totaled $3,233,000, compared to $8,626,000 at year-end 2014. Significant activity during 2015 that contributed to the 62 percent decrease in the nonaccrual loan portfolio balance included: (i) $2,384,000 of previously rated nonaccrual loans upgraded to accruing status based upon demonstrated repayment abilities and improved collateral coverage; (ii) $1,648,000 of charge-offs of nonaccrual loans; (iii) $1,416,000 of total payoffs of nonaccrual loans; and (iv) $782,000 of partial payments received on one larger nonaccrual commercial loan relationship.

Three unrelated commercial relationships, which represent 36 percent of the nonaccrual loan portfolio balance as of December 31, 2015, are described below.

Loan no. 1—At December 31, 2015, the outstanding principal balance of this loan relationship was $316,000 with no specific allowance allocated for the relationship. The loan balance at December 31, 2014 was $1,595,000 and was reduced during 2015 from both (i) $782,000 of payments received, and a partial charge-off of $497,000, eliminating a specific reserve of $495,000 that the Corporation had established on the loan. The remaining balance at December 31, 2015 was fully paid off in January 2016 with no further charge offs.

Loan no. 2—At December 31, 2015, the outstanding principal balance of this loan relationship was $422,000 and was collateralized by junior liens on several real estate properties. A $263,000 specific allowance was allocated for this relationship. Since the end of 2014, the specific allowance on this relationship was increased by $163,000 due to updated cash flow analyses and collateral valuations obtained by the Corporation as part of the collection/workout process. Management is pursuing its legal remedies to recover the remaining amount due.

Loan no. 3—At December 31, 2015, the outstanding principal balance of the loan relationship was $420,000 with no specific allowance. The loan is collateralized by real estate including a motel and recreational complex. The Corporation’s balance represents a purchased participation of a larger loan relationship with another financial institution serving as the lead bank. The Corporation, in coordination with the lead bank, is presently pursuing its legal remedies to recover the amount due.

For 2015, the gross interest income that would have been recorded if the nonaccrual loans had been current in accordance with their original terms and current throughout the period was approximately $314,000. The amount of interest income on those nonaccrual loans that was included in net income for 2015 was approximately $45,000. The interest income recognized on impaired loans in Note 4–Loans, in the notes to the consolidated financial statements, is a higher amount because it includes interest income on all impaired loans, which includes nonaccrual loans, from the time the loan was impaired.

At December 31, 2015, there were $12,416,000 in additional potential problem loans being closely monitored by management. These additional potential problem loans consist of loans classified as substandard, reflecting an increased risk of the borrowers’ ability to comply with present repayment terms. These loans are not classified as nonperforming and are not disclosed in Table 10. Comparatively, we were monitoring $9,459,000 of potential problem loans at December 31, 2014.

Foreclosed Real Estate

On December 31, 2015, foreclosed real estate, net of allowance, totaled $2,913,000, compared to $2,542,000 at December 31, 2014. The net increase for the year reflects a large favorable valuation recovery on one property, partially offset by some smaller property sales and valuation adjustments.

During 2015, the Corporation recorded a partial recovery of a previous valuation allowance on a large foreclosed real estate property, an unfinished residential housing development, comprised of 131 approved building lots, including 22 improved lots. The carrying value of the property as of December 31, 2014 was $1,010,000 with a cost basis of $2,637,000 and a valuation allowance of $1,627,000. Since the end of 2014, the Corporation realized $121,000 of net proceeds from three improved lot sales, and the remaining property was fully reappraised by an independent third party during the fourth quarter of 2015. Considering the Level 3 fair value inputs of both the updated appraisal and the net proceeds from the 2015 lot sales, the Corporation estimated the net realizable value of the remaining property to be $1,635,000 as of December 31, 2015. As a result, the Corporation recorded a favorable valuation adjustment of $746,000 in December 2015, which reduced the valuation allowance on the property to $881,000 as of December 31, 2015.

The Corporation had one other large foreclosed real estate property at December 31 2015, with a carrying amount of $910,000. The property is comprised of an eight acre parcel improved with two commercial buildings, including a bank branch and a strip mall, and a paved parking area. The property is under an agreement of sale, pending approval of certain buyer financing conditions, and is expected to sell with a net realizable value that approximates the year-end carrying value.

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

The allowance for loan losses consists primarily of three components: (i) specific allowances for individually impaired commercial loans; (ii) allowances calculated for pools of loans; and (iii) an unallocated component, which reflects the margin of imprecision inherent in the assumptions that underlie the evaluation of the adequacy of the allowance. The Corporation uses an internal risk rating system to evaluate individual loans. Loans are segmented into industry groups or pools with similar characteristics, and an allowance for loan losses is allocated to each segment based on quantitative factors such as recent loss history (two-year rolling average of net charge-offs) and qualitative factors, such as the results of internal and external credit reviews, changes in the size and composition of the loan portfolio, adequacy of collateral, and general economic conditions. Determining the level of the allowance for probable loan losses at any given period is subjective, particularly during deteriorating or uncertain economic periods, and requires that we make estimates using assumptions. There is also the potential for adjustment to the allowance as a result of regulatory examinations.

An analysis of the activity in the allowance for loan losses over a five-year period is presented in Table 11 - Analysis of Allowance for Loan Losses, below. A more detailed analysis of the allowance for the current year is provided in Note 5 –Allowance for Loan Losses in the notes to the consolidated financial statements.

The allowance for loan losses was $12,704,000 or 1.13 percent of total loans, on December 31, 2015, compared to $11,162,000 and 1.21 percent, respectively, on December 31, 2014. The $1,542,000 or 14 percent increase in the allowance from December 31, 2014 to December 31, 2015, was generally consistent with the $142,826,000 or 16 percent overall increase in organic loan growth (primarily commercial loans), net of deferred fees, over the same 12 month period. Total loan growth for the twelve months ended December 31, 2015 was $203,121,000; however, $60,295,000 of the balance of total loans at December 31, 2015 were loans from the Madison transaction in January 2015, and in accordance with acquisition accounting principles, were acquired at fair value. No allowance for loan and lease losses was allocated to this former Madison pool of loans as of December 31, 2015 for losses occurring after the acquisition date.

Based on our comprehensive analysis of the loan portfolio, and recognizing other relevant considerations including expected continued loan growth, continued uncertainty on certain larger criticized assets as legal and collection efforts continue, and the unknown impact of future accounting and regulatory requirements related to the determination of the allowance for loan losses, we believe that the allowance for loan losses was adequate at December 31, 2015.

Table 11 -Analysis of Allowance for Loan Losses

(dollars in thousands)	2015	2014	2013	2012	2011
Balance - beginning of year	$11,162	$9,975	$9,302	$8,702	$7,626
Provision charged to operating expense	3,500	1,600	1,470	1,750	4,935
Loans charged off:
Commercial, financial and agricultural	1,151	326	591	607	3,444
Real estate - construction and land development	497	0	0	2	0
Real estate - residential mortgages	40	30	27	115	141
Consumer and home equity	337	396	380	501	371
Total loans charged off	2,025	752	998	1,225	3,956
Recoveries:
Commercial, financial and agricultural	21	248	102	17	9
Real estate - residential mortgages	21	4	2	41	0
Consumer and home equity	25	87	97	17	88
Total recoveries	67	339	201	75	97
Net charge-offs	1,958	413	797	1,150	3,859
Balance - end of year	$12,704	$11,162	$9,975	$9,302	$8,702

Ratios:
Net charge offs as a % of average total loans	0.19%	0.05%	0.10%	0.16%	0.58%
Allowance for loan losses as a % of total period-end loans	1.13%	1.21%	1.16%	1.26%	1.25%
Allowance for loan losses as a % of nonperforming loans	341.78%	128.59%	65.20%	109.08%	74.38%

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

Table 12-Allocation of Allowance for Loan Losses

	December 31,
	2015		2014		2013		2012		2011
(dollars in thousands)	Amount	% Total Loans	Amount	% Total Loans	Amount	% Total Loans	Amount	% Total Loans	Amount	% Total Loans
Commercial, financial and agricultural	$8,801	71.5	$7,134	71.6	$6,131	70.7	$6,461	69.2	$5,950	66.6
Real estate - construction and land development	1,934	11.9	2,236	12.5	2,073	12.4	1,571	13.2	2,170	14.9
Total commercial related	10,735	83.4	9,370	84.1	8,204	83.1	8,032	82.4	8,120	81.5

Real estate - residential mortgages	67	6.2	64	3.5	65	3.0	124	3.2	88	3.1
Consumer and home equity	422	10.4	392	12.4	506	13.9	475	14.4	257	15.4
Total consumer related	489	16.6	456	15.9	571	16.9	599	17.6	345	18.5

Unallocated	1,480	n/a	1,336	n/a	1,200	n/a	671	n/a	237	n/a

Total	$12,704	100.0	$11,162	100.0	$9,975	100.0	$9,302	100.0	$8,702	100.0

Affecting our estimation of the allowance for loan and lease losses are several considerations that are not specifically measureable through either specific loan impairment analyses, or portfolio-based historical losses. For example, we believe that we could face increasing credit risks and uncertainties, not yet reflected in current leading indicators, associated with prolonged low economic growth, or potential recessionary business conditions for certain industries or the broad economy, or the erosion of real estate values, any or all of which can adversely affect our borrowers’ ability to service their loans. Additionally, we have experienced continued strong commercial loan growth, including growth in newer markets where we have less of a loss history. Also, we recognize the inherent imprecision in any methodology for estimating specific and general loan losses, including the unpredictable timing and amounts of charge-offs and related historical loss averages, and specific-credit or broader portfolio future cash flow value and collateral valuation uncertainties which could negatively impact unimpaired portfolio loss factors. Accordingly, as of December 31, 2015, we maintained a 12 percent unallocated portion of our allowance for loan losses, similar to 12 percent unallocated portion of the allowance as of December 31, 2014.

Liquidity

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan customers, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, it provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are scheduled investment security maturities and cash inflows, funds received from customer loan payments and, to a lesser degree, asset sales. The primary sources of liability liquidity are deposit growth, short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At year-end 2015, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $26,533,000 and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $238,074,000. The Corporation’s loan-to-deposit ratio was approximately 103 percent as of year-end 2015, compared to 96 percent as of year-end 2014. The increase in the ratio was the result of loan growth outpacing the growth of deposits in 2015.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Financial instruments with off-balance sheet risk are disclosed in Note 14-Commitments to Extend Credit, to the consolidated financial statements, and totaled $321,235,000 at December 31, 2015, compared to $271,908,000 at December 31, 2014. Generally, these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Contractual Obligations

The following table presents the amount and timing of payments due under long-term contractual obligations.

Table 13-Contractual Obligations
		December 31, 2015
		Payments due by period
		Less than	1-3	3-5	More than
(dollars in thousands)	Total	1 year	years	years	5 years

Long-term debt	$120,310	$35,000	$35,000	$25,000	$25,310
Operating leases	3,143	705	1,347	646	445
Time deposits	397,595	144,770	198,897	51,926	2,002
Supplemental retirement plans	7,925	185	449	725	6,566
Total	$528,973	$180,660	$235,693	$78,297	$34,323

Impact of Inflation and Changing Prices

The majority of assets and liabilities of a financial institution are monetary in nature and therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation may impact the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio. Inflation may also significantly affect noninterest expenses, which tend to rise during periods of general inflation. The level of inflation can be measured by the change in the Consumer Price Index (CPI) for all urban consumers (December vs. December). The change in the CPI for 2015 was 0.7 percent, compared to 0.8 percent for 2014 and 1.5 percent for 2013.

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

Change in Interest Rates	Annual Change in Net	% Change in Net	% Change
(basis points)	Interest Income (in thousands)	Interest Income	Policy Limit
+100	$1,544	3.08%	(5.00)%
(100)	$(552)	(1.10)%	(5.00)%

+200	$3,235	6.45%	(15.00)%
(200)	$(1,828)	(3.65)%	(15.00)%

+300	$4,760	9.50%	(25.00)%

+400	$6,391	12.75%	(35.00)%

Management Report on Internal Controls Over Financial Reporting

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in SEC Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2015, the Corporation’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Corporation’s internal control over financial reporting has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Larry J. Miller	/s/ Michael D. Peduzzi
Larry J. Miller	Michael D. Peduzzi, CPA
(Principal Executive Officer)	(Principal Financial and Accounting
Chairman, President	Officer) Treasurer, and
and Chief Executive Officer	Assistant Secretary

March 8, 2016	March 8, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Codorus Valley Bancorp, Inc.

York, Pennsylvania

We have audited Codorus Valley Bancorp, Inc.’s (the “Corporation”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Codorus Valley Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Codorus Valley Bancorp, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2015 and our report dated March 8, 2016 expressed an unqualified opinion thereon.

/s/BDO USA, LLP

Harrisburg, Pennsylvania

March 8, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Codorus Valley Bancorp, Inc.

York, Pennsylvania

We have audited the accompanying consolidated balance sheets of Codorus Valley Bancorp, Inc. (the “Corporation”) as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Codorus Valley Bancorp, Inc. at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Codorus Valley Bancorp, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2016 expressed an unqualified opinion thereon.

/s/BDO USA, LLP

Harrisburg, Pennsylvania

March 8, 2016

Item 8: Financial Statements and Supplementary Data

Codorus Valley Bancorp, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(dollars in thousands, except share and per share data)	2015	2014
Assets
Interest bearing deposits with banks	$44,496	$17,420
Cash and due from banks	12,989	13,674
Total cash and cash equivalents	57,485	31,094
Securities, available-for-sale	213,470	213,174
Restricted investment in bank stocks, at cost	5,028	3,799
Loans held for sale	564	464
Loans (net of deferred fees of $2,701 - 2015 and $2,249 - 2014)	1,123,211	920,090
Less-allowance for loan losses	(12,704)	(11,162)
Net loans	1,110,507	908,928
Premises and equipment, net	24,606	18,471
Goodwill	2,301	0
Other assets	42,373	37,916
Total assets	$1,456,334	$1,213,846

Liabilities
Deposits
Noninterest bearing	$162,982	$121,673
Interest bearing	931,167	833,300
Total deposits	1,094,149	954,973
Short-term borrowings	74,510	42,184
Long-term debt	120,310	90,406
Other liabilities	8,224	7,843
Total liabilities	1,297,193	1,095,406

Shareholders’ equity
Preferred stock, par value $2.50 per share; $1,000 liquidation preference, 1,000,000 shares authorized; Series B shares issued and outstanding: 12,000 at December 31, 2015 and 2014	12,000	12,000
Common stock, par value $2.50 per share; 15,000,000 shares authorized; shares issued and outstanding: 7,957,145 at December 31, 2015 and 5,830,913 at December 31, 2014	19,893	14,577
Additional paid-in capital	97,338	62,713
Retained earnings	28,539	26,483
Accumulated other comprehensive income	1,371	2,667
Total shareholders’ equity	159,141	118,440
Total liabilities and shareholders’ equity	$1,456,334	$1,213,846

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Income

	Years ended December 31,
(dollars in thousands, except per share data)	2015	2014	2013
Interest income
Loans, including fees	$50,897	$44,770	$41,594
Investment securities:
Taxable	3,005	3,400	2,885
Tax-exempt	1,665	1,956	2,397
Dividends	332	211	31
Other	103	63	65
Total interest income	56,002	50,400	46,972

Interest expense
Deposits	6,295	6,668	7,655
Federal funds purchased and other short-term borrowings	195	170	125
Long-term debt	1,684	1,202	839
Total interest expense	8,174	8,040	8,619
Net interest income	47,828	42,360	38,353
Provision for loan losses	3,500	1,600	1,470
Net interest income after provision for loan losses	44,328	40,760	36,883

Noninterest income
Trust and investment services fees	2,411	2,223	1,922
Income from mutual fund, annuity and insurance sales	810	648	614
Service charges on deposit accounts	3,406	2,968	2,727
Income from bank owned life insurance	694	714	727
Other income	567	630	662
Net gain on sales of loans held for sale	667	452	1,019
Net gain on sales of securities	492	518	83
Total noninterest income	9,047	8,153	7,754

Noninterest expense
Personnel	21,317	18,025	16,827
Occupancy of premises, net	3,185	2,089	2,049
Furniture and equipment	2,685	2,251	2,045
Postage, stationery and supplies	683	741	586
Professional and legal	896	758	667
Marketing	1,286	1,295	1,074
FDIC insurance	712	663	622
Debit card processing	884	790	773
Charitable donations	986	1,134	685
Telephone	702	570	543
External data processing	1,154	878	693
Merger related	474	533	0
Foreclosed real estate including (recovery of) provision for losses	(422)	425	713
Other	2,885	2,324	2,877
Total noninterest expense	37,427	32,476	30,154
Income before income taxes	15,948	16,437	14,483
Provision for income taxes	4,813	4,668	3,917
Net income	11,135	11,769	10,566
Preferred stock dividends	120	174	250
Net income available to common shareholders	$11,015	$11,595	$10,316
Net income per common share, basic	$1.76	$1.97	$1.97
Net income per common share, diluted	$1.75	$1.93	$1.93

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(dollars in thousands)	2015	2014	2013
Net income	$11,135	$11,769	$10,566
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding (losses) gains arising during the period
(net of tax (benefit) expense of ($501), $431, and ($1,806), respectively)	(971)	837	(3,506)
Reclassification adjustment for (gains) included in net income
(net of tax expense of $167, $176, and $28, respectively) (a) (b)	(325)	(342)	(55)
Net unrealized (losses) gains	(1,296)	495	(3,561)
Comprehensive income	$9,839	$12,264	$7,005

(a)	Amounts are included in net gain on sales of securities on the Consolidated Statements of Income within noninterest income.
(b)	Income tax amounts are included in provision for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2015	2014	2013
Cash flows from operating activities
Net income	$11,135	$11,769	$10,566
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	2,266	1,772	1,546
Net amortization of premiums on securities	1,042	978	1,223
Amortization of deferred loan origination fees and costs	(835)	(774)	(588)
Provision for loan losses	3,500	1,600	1,470
(Recovery of) provision for losses on foreclosed real estate	(622)	60	342
Deferred income tax expense (benefit)	32	77	(437)
Amortization of investment in real estate partnership	0	208	325
Increase in bank owned life insurance	(694)	(714)	(727)
Originations of loans held for sale	(31,821)	(21,894)	(52,877)
Proceeds from sales of loans held for sale	32,388	22,396	56,215
Net gain on sales of loans held for sale	(667)	(452)	(1,019)
Loss on disposal of premises and equipment	105	5	1
Net gain on sales of securities available-for-sale	(492)	(518)	(83)
Net loss (gain) on sales of foreclosed real estate	9	50	(15)
Stock-based compensation	358	288	318
Increase in interest receivable	(301)	(119)	(4)
(Increase) decrease in other assets	(160)	(442)	1,475
(Decrease) increase in interest payable	(9)	86	(79)
(Decrease) increase in other liabilities	(1,232)	969	(4)
Net cash provided by operating activities	14,002	15,345	17,648

Cash flows from investing activities
Purchases of securities, available-for-sale	(57,136)	(37,736)	(63,161)
Maturities, repayments and calls of securities, available-for-sale	46,108	40,682	41,855
Sales of securities, available-for-sale	9,614	12,911	20,090
(Purchase) redemption of restricted investment in bank stock	(1,229)	943	(1,879)
Proceeds from acquisition, net	21,091	0	0
Proceeds from acquired receivables of sold investment settlements	15,256	0	0
Net increase in loans made to customers	(127,056)	(61,940)	(123,171)
Purchases of premises and equipment	(5,957)	(5,649)	(4,653)
Investment in bank owned life insurance	(7)	(1,186)	(5,307)
Proceeds from sales of fixed assets	51	0	0
Proceeds from bank owned life insurance	0	82	0
Proceeds from sales of foreclosed real estate	289	2,970	207
Net cash used in investing activities	(98,976)	(48,923)	(136,019)

Cash flows from financing activities
Net increase in demand and savings deposits	87,651	44,599	34,734
Net decrease in time deposits	(69,020)	(14,929)	(10,738)
Net increase in short-term borrowings	32,326	1,821	21,007
Proceeds from issuance of long-term debt	35,000	20,000	40,000
Repayment of long-term debt	(5,096)	(87)	(322)
Tax benefit on vested restricted stock	13	52	89
Cash dividends paid to preferred shareholders	(120)	(207)	(250)
Cash dividends paid to common shareholders	(2,991)	(2,611)	(2,074)
Redemption of preferred stock	0	(13,000)	0
Net issuance of common stock	33,614	13,982	1,239
Cash paid in lieu of fractional shares	(12)	(10)	(9)
Net cash provided by financing activities	111,365	49,610	83,676
Net increase (decrease) in cash and cash equivalents	26,391	16,032	(34,695)
Cash and cash equivalents at beginning of year	31,094	15,062	49,757
Cash and cash equivalents at end of period	$57,485	$31,094	$15,062

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Stock	Capital	Earnings	Income	Stock	Total

Balance, January 1, 2013	$25,000	$11,206	$40,524	$18,868	$5,733	$0	$101,331
Net income				10,566			10,566
Other comprehensive loss, net of tax					(3,561)		(3,561)
Common stock cash dividends ($0.398 per share, adjusted)				(2,074)			(2,074)
5% common stock dividend, 225,937 shares at fair value		565	3,459	(4,033)			(9)
Preferred stock cash dividends				(250)			(250)
Stock-based compensation including related tax benefit			407				407
Forfeiture and withheld shares of restricted stock			5			(169)	(164)
Issuance and reissuance of common stock including related tax benefit:
19,683 shares under the dividend reinvestment and stock purchase plan		40	233			82	355
65,441 shares under the employee stock option plan		159	739			38	936
8,420 shares under employee stock purchase plan		10	53			49	112
8,840 shares of stock-based compensation awards		21	(21)				0

Balance, December 31, 2013	$25,000	$12,001	$45,399	$23,077	$2,172	$0	$107,649
Net income				11,769			11,769
Other comprehensive income, net of tax					495		495
Common stock cash dividends ($0.444 per share, adjusted)				(2,611)			(2,611)
5% common stock dividend, 275,900 shares at fair value		690	4,878	(5,578)			(10)
Preferred stock cash dividends				(174)			(174)
Redemption of preferred stock	(13,000)						(13,000)
Stock-based compensation including related tax benefit			340				340
Forfeiture and withheld shares of restricted stock			4			(39)	(35)
Issuance and reissuance of common stock including related tax benefit:
650,000 shares through private placement		1,625	10,885				12,510
17,749 shares under the dividend reinvestment and stock purchase plan		42	333			2	377
72,585 shares under the employee stock option plan		181	819				1,000
7,710 shares under employee stock purchase plan		17	106			7	130
9,830 shares of stock-based compensation awards		21	(51)			30	0

Balance, December 31, 2014	$12,000	$14,577	$62,713	$26,483	$2,667	$0	$118,440
Net income				11,135			11,135
Other comprehensive loss, net of tax					(1,296)		(1,296)
Common stock cash dividends ($0.486 per share, adjusted)				(2,991)			(2,991)
5% common stock dividend, 294,161 shares at fair value		735	5,221	(5,968)			(12)
Preferred stock cash dividends				(120)			(120)
Stock-based compensation including related tax benefit			371				371
Forfeiture and withheld shares of restricted stock			8			(55)	(47)
Issuance and reissuance of common stock including related tax benefit:
1,746,850 shares through public offering		4,367	28,135				32,502
19,585 shares under the dividend reinvestment and stock purchase plan		49	352				401
45,783 shares under the employee stock option plan		108	515			7	630
7,716 shares under employee stock purchase plan		17	90			21	128
17,450 shares of stock-based compensation awards		40	(67)			27	0

Balance, December 31, 2015	$12,000	$19,893	$97,338	$28,539	$1,371	$0	$159,141

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

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and two wholly-owned nonbank subsidiaries, SYC Realty Company, Inc. and CVLY Corp. SYC Realty is primarily used to hold foreclosed properties obtained by PeoplesBank pending the liquidation of these properties and was inactive during the reportable period of 2015. CVLY Corp. was formed in connection with the acquisition of Madison Bancorp, Inc. (“Madison”) as discussed in Note 20-Merger With Madison Bancorp, Inc., and may be used, as needed, for the financial and legal management of future acquisition transactions. The accounts of CVB Statutory Trust No. 1 and No. 2 are not included in the consolidated financial statements as discussed in Note 8 –Short-term Borrowings and Long-term Debt. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

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

Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of December 31, 2015 and 2014, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (FHLBP) and, to a lesser degree, Atlantic Community Bankers Bank (ACBB). Under the FHLBP’s Capital Plan, PeoplesBank is required to maintain a minimum member stock investment, both as a condition of becoming and remaining a member and as a condition of obtaining borrowings from the FHLBP. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the years ended December 31, 2015 and 2014. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended December 31, 2015 and 2014.

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

The following is a summary of acquired impaired loans from the merger, as discussed in Note 20-Merger With Madison Bancorp, Inc.:

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

Banking regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to the Corporation. Based on a comprehensive analysis of the loan portfolio, the Corporation believes that the level of the allowance for loan losses at December 31, 2015 is adequate.

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

Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation expense is calculated principally on the straight-line method over the assets’ estimated useful lives. Estimated useful lives are five to forty years for buildings and improvements, five to twenty years for furniture and equipment and three to seven years for computer equipment and software. Maintenance and repairs are charged to expense as incurred. The cost of significant improvements to existing assets is capitalized and amortized over the shorter of the asset’s useful life or related lease term. When facilities are retired or otherwise disposed of, the depreciated cost is removed from the asset accounts, and any gain or loss is reflected in the statement of income.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, obtained from an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a charge-off. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At December 31, 2015, foreclosed real estate, net of allowance, was $2,913,000, compared to $2,542,000 for December 31, 2014. Included within loans receivable as of December 31, 2015, was a recorded investment of $258,000 of consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

Investments in Real Estate Partnerships

In March 2003, PeoplesBank acquired a 73.47 percent limited partner interest in a real estate joint venture known as Village Court, which was formed to develop, construct, own and operate a 60-unit affordable housing complex located in Dover Township, York County, Pennsylvania. Construction of the housing complex was completed in the fourth quarter of 2004 and the complex was fully leased by December 31, 2004. The investment balance included in other assets has been fully amortized as of December 31, 2015 and 2014.

Investment and related tax credits are accounted for under the effective yield method of accounting under which tax credits are recognized as they are allocated, and the cost of the investment is amortized to provide a constant yield over the period that tax credits are allocated, generally ten years.

Bank Owned Life Insurance

PeoplesBank invests in bank owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by PeoplesBank on a select group of employees and directors. PeoplesBank is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies and is included in other assets in the amount of $23,980,000 at December 31, 2015, compared to $23,296,000 at December 31, 2014.

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

The Corporation accounts for uncertain tax positions as required by FASB ASC Topic 740. FASB ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, the accounting standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. No significant income tax uncertainties have been identified by the Corporation; therefore, the Corporation recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2015 and 2014. The Corporation’s policy is to recognize interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statement of Income. The Corporation did not recognize any interest and penalties for the years ended December 31, 2015, 2014 and 2013. The tax years subject to examination by the taxing authorities are the years ended December 31, 2014, 2013, and 2012.

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

Goodwill and Core Deposit Intangible Assets

Goodwill arising from acquisitions is not amortized, but is subject to an annual impairment test to determine if an impairment loss has occurred. If certain events or changes in circumstances occur which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events or changes occur. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. A quantitative annual impairment test is not required and is an option the Corporation can choose when, based on a qualitative analysis, the Corporation determines that the existence of events and circumstances indicate that it is more likely than not that goodwill is not impaired. The Corporation completes its annual goodwill impairment test on October 1st of each year. Based upon a qualitative analysis of goodwill, the Corporation concluded that the amount of recorded goodwill was not impaired as of October 1, 2015.

Core deposit intangibles represent the value assigned to demand, interest checking, money market, and savings accounts acquired as part of an acquisition. The core deposit intangible value represents the future economic benefit of potential cost savings from acquiring core deposits as part of an acquisition compared to the cost of alternative funding sources and the alternative cost to grow a similar core deposit base. The core deposit intangible asset resulting from the merger with Madison Bancorp, Inc. was determined to have a definite life and is being amortized using the sum of the years’ digits method over ten years. All intangible assets must be evaluated for impairment if certain events or changes in circumstances occur. Any impairment write-downs, if necessary, would be recognized as expense on the consolidated statements of income.

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

The computation of net income per common share for the years ended December 31, 2015, 2014 and 2013 is provided in the table below.

(in thousands, except per share data)	2015	2014	2013
Net income available to common shareholders	$11,015	$11,595	$10,316

Weighted average shares outstanding (basic)	6,243	5,892	5,231
Effect of dilutive stock options	67	104	104
Weighted average shares outstanding (diluted)	6,310	5,996	5,335

Basic earnings per common share	$1.76	$1.97	$1.97
Diluted earnings per common share	$1.75	$1.93	$1.93

Anti-dilutive stock options excluded from the computation of earnings per share	107	59	25

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

Supplemental cash flow information is provided in the table below.

	Years ended December 31,
(dollars in thousands)	2015	2014	2013
Cash paid during the period for:
Income taxes	$6,050	$3,511	$3,740
Interest	$8,183	$7,954	$8,698

Noncash investing activities:
Transfer of loans to foreclosed real estate	$41	$1,597	$969
Charitable donation of foreclosed real estate	$0	$43	$0
Transfer of loans held for sale to held-to-maturity portfolio	$0	$0	$258

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Corporation enters into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit. These financial instruments are recorded on the balance sheet when they become a receivable to the Corporation.

Comprehensive Income and Accumulated Other Comprehensive Income

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases. From the lessee’s perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessees. From the lessor’s perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor doesn’t convey risks and rewards or control, an operating lease results.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Corporation is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This standards update provides a framework that replaces most existing revenue recognition guidance. The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is not permitted. The Corporation is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

NOTE 2-Restrictions on Cash and Due from Banks

The Bank is required to maintain average reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. In 2015 and 2014, the reserves were met with vault cash. The Bank is also required to maintain compensating balances with certain correspondent banks, which totaled $50,000 at December 31, 2015 and $75,000 at December 31, 2014.

NOTE 3-Securities

A summary of securities, available-for-sale at December 31, 2015 and 2014, is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, such as obligations of the United States government or agencies thereof and investments in the obligations of states and municipalities. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At December 31, 2015, the fair value of the municipal bond portfolio was concentrated in the states of Pennsylvania at 60 percent and Texas at 14 percent.

	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value

December 31, 2015
Debt securities:
U.S. agency	$17,554	$0	$(140)	$17,414
U.S. agency mortgage-backed, residential	119,266	1,472	(157)	120,581
State and municipal	74,573	937	(35)	75,475
Total debt securities	$211,393	$2,409	$(332)	$213,470

December 31, 2014
Debt securities:
U.S. agency	$17,811	$193	$(97)	$17,907
U.S. agency mortgage-backed, residential	122,443	2,373	(1)	124,815
State and municipal	68,879	1,610	(37)	70,452
Total debt securities	$209,133	$4,176	$(135)	$213,174

The amortized cost and estimated fair value of debt securities at December 31, 2015 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on selected debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$14,086	$14,177
Due after one year through five years	164,528	166,304
Due after five years through ten years	24,506	24,542
Due after ten years	8,273	8,447
Total debt securities	$211,393	$213,470

Gross realized gains and losses on sales of securities, available-for-sale is shown below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Years ended December 31,
(dollars in thousands)	2015	2014	2013
Realized gains	$492	$518	$127
Realized losses	0	0	(44)
Net gains	$492	$518	$83

Securities, issued by agencies of the federal government, with a carrying value of $186,097,000 and $174,834,000 on December 31, 2015 and December 31, 2014, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at December 31, 2015 and 2014.

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
December 31, 2015
Debt securities:
U.S. agency	6	$17,414	$(140)	0	$0	$0	6	$17,414	$(140)
U.S. agency mortgage-backed, residential	8	18,991	(157)	0	0	0	8	18,991	(157)
State and municipal	27	11,272	(26)	4	1,886	(9)	31	13,158	(35)
Total temporarily impaired debt securities, available-for-sale	41	$47,677	$(323)	4	$1,886	$(9)	45	$49,563	$(332)

December 31, 2014
Debt securities:
U.S. agency	2	$5,999	$(27)	2	$5,019	$(70)	4	$11,018	$(97)
U.S. agency mortgage-backed, residential	1	2,054	(1)	0	0	0	1	2,054	(1)
State and municipal	16	6,379	(18)	4	1,686	(19)	20	8,065	(37)
Total temporarily impaired debt securities, available-for-sale	19	$14,432	$(46)	6	$6,705	$(89)	25	$21,137	$(135)

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

The Corporation believes that any unrealized losses at December 31, 2015 were primarily the result of changes in market interest rates and that it has the ability to hold these investments for a time necessary to recover the amortized cost. Through December 31, 2015, the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

NOTE 4-Loans

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at December 31, 2015 and 2014. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance.

Those industries representing the largest dollar investment and most risk are listed separately. The other commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

	December 31,	% Total	December 31,	% Total
(dollars in thousands)	2015	Loans	2014	Loans
Builder & developer	$133,978	11.9	$114,695	12.5
Commercial real estate investor	191,994	17.1	144,206	15.7
Residential real estate investor	161,144	14.3	97,562	10.6
Hotel/Motel	84,171	7.5	79,412	8.6
Wholesale & retail	77,694	6.9	75,063	8.2
Manufacturing	30,325	2.7	34,162	3.7
Agriculture	41,217	3.7	42,136	4.6
Other	215,891	19.2	186,086	20.2
Total commercial related loans	936,414	83.4	773,322	84.1
Residential mortgages	70,094	6.2	32,453	3.5
Home equity	86,408	7.7	82,256	8.9
Other	30,295	2.7	32,059	3.5
Total consumer related loans	186,797	16.6	146,768	15.9
Total loans	$1,123,211	100.0	$920,090	100.0

Concentrations of Credit Risk

Concentrations of credit risk arise when a number of customers are engaged in similar business activities in the same geographic region or have similar economic features that could cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Most of the Corporation’s business is with customers in York County, Pennsylvania and northern-central Maryland, specifically Baltimore, Harford and Carroll counties. Although this focus may pose a concentration risk geographically, the Corporation believes that the diverse local economy and our detailed knowledge of the customer base lessens this risk. At December 31, 2015, the Corporation had three industry concentrations that exceeded 10 percent of the total loan portfolio: commercial real estate investor, which represented 17.1 percent of the portfolio; residential real estate investor, which represented 14.3 percent of the portfolio; and builder & developer, which represented 11.9 percent of the portfolio. At December 31, 2014, the Corporation had three industry concentrations that exceeded 10 percent of the total loan portfolio: commercial real estate investor, which represented 15.7 percent of the portfolio; builder & developer, which represented 12.5 percent of the portfolio; and residential real estate investor, which represented 10.6 percent of the portfolio. Loans to borrowers within these industries are usually collateralized by real estate.

The principal balance of outstanding loans to directors, executive officers, principal shareholders and any associates of such persons was $129,000 at December 31, 2015 and $132,000 at December 31, 2014. During 2015, total additions were $43,000 and total repayments and reductions were $46,000. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collection. As of year-end 2015, all loans to this group were current and performing in accordance with contractual terms.

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

The Corporation uses ten risk ratings to grade loans. The first seven ratings, representing the lowest risk, are combined and given a “pass” rating. A pass rating is a satisfactory credit rating, which applies to a loan that is expected to perform in accordance with the loan agreement and has a low probability of loss. A loan rated “special mention” has a potential weakness which may, if not corrected, weaken the loan or inadequately protect the Corporation’s position at some future date. A loan rated “substandard” is inadequately protected by the current net worth or paying capacity of the borrower, or of the collateral pledged. A “substandard” loan has a well-defined weakness or weaknesses that could jeopardize liquidation of the loan, which exposes the Corporation to loss if the deficiencies are not corrected. When circumstances indicate that collection of the loan is doubtful, the loan is risk-rated “nonaccrual,” the accrual of interest income is discontinued, and any unpaid interest previously credited to income is reversed. The table below, which presents a summary of loan risk ratings by loan class at December 31, 2015 and 2014, does not include the regulatory classification of “doubtful,” nor does it include the regulatory classification of “loss”, because the Corporation promptly charges off loan losses.

The table below presents a summary of loan risk ratings by loan class at December 31, 2015 and 2014.

		Special
(dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total
December 31, 2015
Builder & developer	$122,919	$6,775	$3,873	$411	$133,978
Commercial real estate investor	185,621	396	5,957	20	191,994
Residential real estate investor	153,072	6,601	874	597	161,144
Hotel/Motel	83,751	0	0	420	84,171
Wholesale & retail	69,973	7,678	0	43	77,694
Manufacturing	26,705	2,990	630	0	30,325
Agriculture	40,795	0	0	422	41,217
Other	212,971	1,131	855	934	215,891
Total commercial related loans	895,807	25,571	12,189	2,847	936,414
Residential mortgage	69,930	0	97	67	70,094
Home equity	85,690	516	0	202	86,408
Other	29,973	75	130	117	30,295
Total consumer related loans	185,593	591	227	386	186,797
Total loans	$1,081,400	$26,162	$12,416	$3,233	$1,123,211

December 31, 2014
Builder & developer	$102,109	$6,613	$3,861	$2,112	$114,695
Commercial real estate investor	133,923	3,733	3,377	3,173	144,206
Residential real estate investor	91,765	4,059	266	1,472	97,562
Hotel/Motel	78,892	0	0	520	79,412
Wholesale & retail	66,415	8,526	0	122	75,063
Manufacturing	29,528	3,979	655	0	34,162
Agriculture	39,025	2,679	432	0	42,136
Other	183,556	1,083	840	607	186,086
Total commercial related loans	725,213	30,672	9,431	8,006	773,322
Residential mortgage	32,307	0	28	118	32,453
Home equity	81,581	566	0	109	82,256
Other	31,586	80	0	393	32,059
Total consumer related loans	145,474	646	28	620	146,768
Total loans	$870,687	$31,318	$9,459	$8,626	$920,090

Impaired Loans

The table below presents a summary of impaired loans at December 31, 2015 and 2014. Generally, impaired loans are loans risk rated substandard and nonaccrual. An allowance is established for those individual loans that are commercial related where the Corporation has doubt as to full recovery of the outstanding principal balance. The recorded investment represents outstanding unpaid principal loan balances adjusted for charge-offs.

	With No Allowance		With A Related Allowance			Total
(dollars in thousands)	Recorded Investment	Unpaid Principal	Recorded Investment	Unpaid Principal	Related Allowance	Recorded Investment	Unpaid Principal
December 31, 2015
Builder & developer	$4,284	$4,917	$0	$0	$0	$4,284	$4,917
Commercial real estate investor	5,977	5,991	0	0	0	5,977	5,991
Residential real estate investor	649	1,199	822	864	142	1,471	2,063
Hotel/Motel	420	420	0	0	0	420	420
Wholesale & retail	309	309	0	0	0	309	309
Manufacturing	630	630	0	0	0	630	630
Agriculture	0	0	422	422	263	422	422
Other commercial	1,789	1,904	0	0	0	1,789	1,904
Total impaired commercial related loans	14,058	15,370	1,244	1,286	405	15,302	16,656
Residential mortgage	164	188	0	0	0	164	188
Home equity	202	242	0	0	0	202	242
Other consumer	247	265	0	0	0	247	265
Total impaired consumer related loans	613	695	0	0	0	613	695
Total impaired loans	$14,671	$16,065	$1,244	$1,286	$405	$15,915	$17,351

December 31, 2014
Builder & developer	$3,928	$3,928	$2,045	$2,045	$953	$5,973	$5,973
Commercial real estate investor	5,055	5,055	1,495	1,495	600	6,550	6,550
Residential real estate investor	785	785	953	953	559	1,738	1,738
Hotel/Motel	520	520	0	0	0	520	520
Wholesale & retail	394	394	0	0	0	394	394
Manufacturing	655	655	0	0	0	655	655
Agriculture	0	0	432	432	100	432	432
Other commercial	973	973	474	474	300	1,447	1,447
Total impaired commercial related loans	12,310	12,310	5,399	5,399	2,512	17,709	17,709
Residential mortgage	146	172	0	0	0	146	172
Home equity	109	109	0	0	0	109	109
Other consumer	393	393	0	0	0	393	393
Total impaired consumer related loans	648	674	0	0	0	648	674
Total impaired loans	$12,958	$12,984	$5,399	$5,399	$2,512	$18,357	$18,383

The table below presents a summary of average impaired loans and related interest income that was included in net income for the years ended December 31, 2015, 2014 and 2013. Generally impaired loans are loans risk rated substandard and nonaccrual or classified as troubled debt restructurings. An allowance is established for individual commercial related loans where the Corporation has doubt as to full recovery of the outstanding principal balance. Typically, impaired consumer related loans are partially or fully charged-off eliminating the need for a specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for charge-offs.

	With No Related Allowance			With A Related Allowance			Total
(dollars in thousands)	Average Recorded Investment	Total Interest Income	Cash Basis Interest Income	Average Recorded Investment	Total Interest Income	Cash Basis Interest Income	Average Recorded Investment	Total Interest Income	Cash Basis Interest Income
December 31, 2015
Builder & developer	$4,086	$275	$33	$1,396	$0	$0	$5,482	$275	$33
Commercial real estate investor	4,959	644	416	1,193	0	0	6,152	644	416
Residential real estate investor	871	24	1	882	27	0	1,753	51	1
Hotel/Motel	478	14	14	0	0	0	478	14	14
Wholesale & retail	373	18	2	0	0	0	373	18	2
Manufacturing	642	40	0	0	0	0	642	40	0
Agriculture	0	0	0	424	13	13	424	13	13
Other commercial	1,651	95	31	95	0	0	1,746	95	31
Total impaired commercial related loans	13,060	1,110	497	3,990	40	13	17,050	1,150	510
Residential mortgage	166	4	0	0	0	0	166	4	0
Home equity	159	2	2	0	0	0	159	2	2
Other consumer	343	22	13	0	0	0	343	22	13
Total impaired consumer related loans	668	28	15	0	0	0	668	28	15
Total impaired loans	$13,728	$1,138	$512	$3,990	$40	$13	$17,718	$1,178	$525

December 31, 2014
Builder & developer	$4,154	$290	$20	$3,958	$18	$0	$8,112	$308	$20
Commercial real estate investor	6,794	213	102	299	87	0	7,093	300	102
Residential real estate investor	527	35	26	1,409	7	0	1,936	42	26
Hotel/Motel	463	19	0	0	0	0	463	19	0
Wholesale & retail	764	90	78	0	0	0	764	90	78
Manufacturing	665	42	0	0	0	0	665	42	0
Agriculture	0	0	0	442	31	0	442	31	0
Other commercial	1,156	148	128	390	22	0	1,546	170	128
Total impaired commercial related loans	14,523	837	354	6,498	165	0	21,021	1,002	354
Residential mortgage	147	4	3	0	0	0	147	4	3
Home equity	208	4	3	0	0	0	208	4	3
Other consumer	482	32	32	0	0	0	482	32	32
Total impaired consumer related loans	837	40	38	0	0	0	837	40	38
Total impaired loans	$15,360	$877	$392	$6,498	$165	$0	$21,858	$1,042	$392

December 31, 2013
Builder & developer	$8,703	$215	$8	$1,624	$294	$0	$10,327	$509	$8
Commercial real estate investor	6,334	301	162	0	0	0	6,334	301	162
Residential real estate investor	238	7	5	2,284	18	0	2,522	25	5
Hotel/Motel	0	0	0	0	0	0	0	0	0
Wholesale & retail	2,229	65	66	0	0	0	2,229	65	66
Manufacturing	683	44	0	0	0	0	683	44	0
Agriculture	0	0	0	462	33	0	462	33	0
Other commercial	1,570	19	4	694	0	0	2,264	19	4
Total impaired commercial related loans	19,757	651	245	5,064	345	0	24,821	996	245
Residential mortgage	124	6	5	0	0	0	124	6	5
Home equity	327	8	1	0	0	0	327	8	1
Other consumer	621	23	23	0	0	0	621	23	23
Total impaired consumer related loans	1,072	37	29	0	0	0	1,072	37	29
Total impaired loans	$20,829	$688	$274	$5,064	$345	$0	$25,893	$1,033	$274

Past Due and Nonaccrual

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule which shows the length of time a payment is past due. The table below presents a summary of past due loans, current loans and nonaccrual loans by loan segment and class at December 31, 2015 and 2014.

(dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	≥ 90 Days Past Due and Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total Loans
December 31, 2015
Builder & developer	$398	$308	$0	$411	$1,117	$132,861	$133,978
Commercial real estate investor	216	396	0	20	632	191,362	191,994
Residential real estate investor	0	304	0	597	901	160,243	161,144
Hotel/Motel	0	0	0	420	420	83,751	84,171
Wholesale & retail	0	119	0	43	162	77,532	77,694
Manufacturing	0	0	0	0	0	30,325	30,325
Agriculture	0	0	0	422	422	40,795	41,217
Other	324	0	198	934	1,456	214,435	215,891
Total commercial related loans	938	1,127	198	2,847	5,110	931,304	936,414
Residential mortgage	0	0	249	67	316	69,778	70,094
Home equity	485	71	0	202	758	85,650	86,408
Other	171	163	37	117	488	29,807	30,295
Total consumer related loans	656	234	286	386	1,562	185,235	186,797
Total loans	$1,594	$1,361	$484	$3,233	$6,672	$1,116,539	$1,123,211

December 31, 2014
Builder & developer	$106	$0	$0	$2,112	$2,218	$112,477	$114,695
Commercial real estate investor	0	0	0	3,173	3,173	141,033	144,206
Residential real estate investor	51	55	25	1,472	1,603	95,959	97,562
Hotel/Motel	0	0	0	520	520	78,892	79,412
Wholesale & retail	163	0	0	122	285	74,778	75,063
Manufacturing	0	0	0	0	0	34,162	34,162
Agriculture	432	0	0	0	432	41,704	42,136
Other	1,200	129	0	607	1,936	184,150	186,086
Total commercial related loans	1,952	184	25	8,006	10,167	763,155	773,322
Residential mortgage	0	0	29	118	147	32,306	32,453
Home equity	2,450	0	0	109	2,559	79,697	82,256
Other	94	80	0	393	567	31,492	32,059
Total consumer related loans	2,544	80	29	620	3,273	143,495	146,768
Total loans	$4,496	$264	$54	$8,626	$13,440	$906,650	$920,090

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

The table below shows loans whose terms have been modified under TDRs during the years ended December 31, 2015 and 2014. There was no impairment loss recognized on any of these TDRs. There were no defaults during the year ended December 31, 2015 for TDRs entered into during the previous 12 month period.

	Modifications
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment at Period End
Years ended:

December 31, 2015
None

December 31, 2014
Commercial related loans accruing	1	$192	$192	$188
Commercial related loans nonaccrual	1	$150	$120	$120

NOTE 5-Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the years ended December 31, 2015, 2014 and 2013.

	Allowance for Loan Losses
(dollars in thousands)	January 1, 2015 Balance	Charge-offs	Recoveries	Provision	December 31, 2015 Balance
Builder & developer	$2,236	$(497)	$0	$195	$1,934
Commercial real estate investor	2,204	0	0	133	2,337
Residential real estate investor	1,484	(709)	2	1,324	2,101
Hotel/Motel	671	0	0	166	837
Wholesale & retail	691	0	19	(9)	701
Manufacturing	201	0	0	22	223
Agriculture	329	0	0	219	548
Other commercial	1,554	(442)	0	942	2,054
Total commercial related loans	9,370	(1,648)	21	2,992	10,735
Residential mortgage	64	(40)	21	22	67
Home equity	176	(40)	0	25	161
Other consumer	216	(297)	25	317	261
Total consumer related loans	456	(377)	46	364	489
Unallocated	1,336	0	0	144	1,480
Total	$11,162	$(2,025)	$67	$3,500	$12,704

	Allowance for Loan Losses
(dollars in thousands)	January 1, 2014 Balance	Charge-offs	Recoveries	Provision	December 31, 2014 Balance
Builder & developer	$2,073	$0	$3	$160	$2,236
Commercial real estate investor	1,500	(200)	0	904	2,204
Residential real estate investor	1,482	(91)	215	(122)	1,484
Hotel/Motel	595	0	0	76	671
Wholesale & retail	637	(35)	30	59	691
Manufacturing	217	0	0	(16)	201
Agriculture	307	0	0	22	329
Other commercial	1,393	0	0	161	1,554
Total commercial related loans	8,204	(326)	248	1,244	9,370
Residential mortgage	65	(30)	4	25	64
Home equity	237	(116)	40	15	176
Other consumer	269	(280)	47	180	216
Total consumer related loans	571	(426)	91	220	456
Unallocated	1,200	0	0	136	1,336
Total	$9,975	$(752)	$339	$1,600	$11,162

	Allowance for Loan Losses
(dollars in thousands)	January 1, 2013 Balance	Charge-offs	Recoveries	Provision	December 31, 2013 Balance
Builder & developer	$1,571	$(62)	$0	$564	$2,073
Commercial real estate investor	1,259	0	0	241	1,500
Residential real estate investor	1,195	(310)	0	597	1,482
Hotel/Motel	485	0	0	110	595
Wholesale & retail	1,913	(210)	85	(1,151)	637
Manufacturing	237	0	0	(20)	217
Agriculture	202	0	0	105	307
Other commercial	1,170	(9)	17	215	1,393
Total commercial related loans	8,032	(591)	102	661	8,204
Residential mortgage	124	(27)	2	(34)	65
Home equity	237	(116)	9	107	237
Other consumer	238	(264)	88	207	269
Total consumer related loans	599	(407)	99	280	571
Unallocated	671	0	0	529	1,200
Total	$9,302	$(998)	$201	$1,470	$9,975

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment at December 31, 2015, 2014 and 2013 along with the related loan balances for those years.

	Allowance for Loan Losses			Loans
(dollars in thousands)	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Balance	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Balance
December 31, 2015
Builder & developer	$0	$1,934	$1,934	$4,284	$129,694	$133,978
Commercial real estate investor	0	2,337	2,337	5,977	186,017	191,994
Residential real estate investor	142	1,959	2,101	1,471	159,673	161,144
Hotel/Motel	0	837	837	420	83,751	84,171
Wholesale & retail	0	701	701	309	77,385	77,694
Manufacturing	0	223	223	630	29,695	30,325
Agriculture	263	285	548	422	40,795	41,217
Other commercial	0	2,054	2,054	1,789	214,102	215,891
Total commercial related	405	10,330	10,735	15,302	921,112	936,414
Residential mortgage	0	67	67	164	69,930	70,094
Home equity	0	161	161	202	86,206	86,408
Other consumer	0	261	261	247	30,048	30,295
Total consumer related	0	489	489	613	186,184	186,797
Unallocated	0	1,480	1,480	-	-	-
Total	$405	$12,299	$12,704	$15,915	$1,107,296	$1,123,211

December 31, 2014
Builder & developer	$953	$1,283	$2,236	$5,973	$108,722	$114,695
Commercial real estate investor	600	1,604	2,204	6,550	137,656	144,206
Residential real estate investor	559	925	1,484	1,738	95,824	97,562
Hotel/Motel	0	671	671	520	78,892	79,412
Wholesale & retail	0	691	691	394	74,669	75,063
Manufacturing	0	201	201	655	33,507	34,162
Agriculture	100	229	329	432	41,704	42,136
Other commercial	300	1,254	1,554	1,447	184,639	186,086
Total commercial related	2,512	6,858	9,370	17,709	755,613	773,322
Residential mortgage	0	64	64	146	32,307	32,453
Home equity	0	176	176	109	82,147	82,256
Other consumer	0	216	216	393	31,666	32,059
Total consumer related	0	456	456	648	146,120	146,768
Unallocated	0	1,336	1,336	-	-	-
Total	$2,512	$8,650	$11,162	$18,357	$901,733	$920,090

December 31, 2013
Builder & developer	$850	$1,223	$2,073	$11,594	$94,842	$106,436
Commercial real estate investor	0	1,500	1,500	7,860	133,512	141,372
Residential real estate investor	650	832	1,482	1,984	76,416	78,400
Hotel/Motel	0	595	595	0	70,324	70,324
Wholesale & retail	0	637	637	1,403	74,042	75,445
Manufacturing	0	217	217	671	36,201	36,872
Agriculture	100	207	307	451	37,590	38,041
Other commercial	120	1,273	1,393	1,824	165,501	167,325
Total commercial related	1,720	6,484	8,204	25,787	688,428	714,215
Residential mortgage	0	65	65	150	25,545	25,695
Home equity	0	237	237	231	80,628	80,859
Other consumer	0	269	269	594	38,021	38,615
Total consumer related	0	571	571	975	144,194	145,169
Unallocated	0	1,200	1,200	-	-	-
Total	$1,720	$8,255	$9,975	$26,762	$832,622	$859,384

NOTE 6-Premises and Equipment

The following table presents a summary of premises and equipment as of December 31, 2015 and 2014.

(dollars in thousands)	2015	2014
Land	$4,467	$3,477
Buildings and improvements	23,726	18,544
Capitalized leased premises	0	672
Equipment	17,458	15,539
	45,651	38,232
Less accumulated depreciation/amortization	(21,045)	(19,761)
Premises and equipment, net	$24,606	$18,471

PeoplesBank leases certain banking branches under capital and noncancellable operating leases. The terms include various renewal options and provide for rental increases based upon predetermined factors. Total lease expenses under operating leases amounted to $788,000 in 2015, $367,000 in 2014 and $360,000 in 2013.

At December 31, 2015, future minimum lease payments for these leases are payable as follows:

(dollars in thousands)	Operating Leases
2016	$705
2017	691
2018	656
2019	414
2020	232
Thereafter	445
Total future minimum lease payments	$3,143

NOTE 7-Deposits

The composition of deposits as of December 31, 2015 and 2014 is shown below.

	December 31,
(dollars in thousands)	2015	2014
Noninterest bearing demand	$162,982	$121,673
NOW	102,943	90,158
Money market	360,983	313,932
Savings	69,646	43,098
Time deposits less than $100,000	238,392	222,237
Time deposits $100,000 to $250,000	122,730	116,019
Time deposits $250,000 or more	36,473	47,856
Total deposits	$1,094,149	$954,973

The following table presents scheduled maturities of time deposits by year as of December 31, 2015.

(dollars in thousands)	2015
2016	$144,770
2017	127,563
2018	71,334
2019	34,765
2020	17,161
Thereafter	2,002
Total time deposits	$397,595

NOTE 8-Short-term Borrowings and Long-term Debt

The schedule below provides a summary of short-term borrowings that consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. Securities sold under agreements to repurchase are overnight borrowings between PeoplesBank and its commercial depositors and are subject to daily repricing. Federal Funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. As of December 31, 2015, PeoplesBank’s total availability under Federal Funds lines was $13,000,000. Other short-term borrowings consist of credit available through the Federal Home Loan Bank of Pittsburgh (FHLBP) and the Federal Reserve Discount Window. PeoplesBank maintains a line-of credit (Open Repo Plus) with the FHLBP which is a revolving term commitment used on an overnight basis. The term of this commitment may not exceed 364 days and it reprices daily at market rates. Under terms of a blanket collateral agreement with the FHLBP, the line-of-credit and long term advances are secured by FHLBP stock and qualifying real estate secured loans. As of December 31, 2015, PeoplesBank’s total availability was $238,074,000 with the FHLBP and collateralized availability of $8,506,000 with the Federal Reserve Discount Window.

The Corporation maintains a $3,000,000 line of credit with ACNB Bank to provide a source of liquidity. The line, renewable annually, is secured by a first lien on the Codorus Valley Corporate Center. The interest rate on the ACNB Bank line is Wall Street Journal Prime. No draws have been made on the line and on December 31, 2015 and 2014, the balance was zero.

The following table presents a summary of aggregate short-term borrowings as of and for the years ended December 31, 2015, 2014 and 2013.

	2015		2014		2013
		Other		Other		Other
	Repurchase	Short-term	Repurchase	Short-term	Repurchase	Short-term
(dollars in thousands)	agreements	borrowings	agreements	borrowings	agreements	borrowings
Amount outstanding at end of year	$74,510	$0	$42,184	$0	$24,597	$15,766
Weighted average interest rate at end of year	0.48%	0%	0.46%	0%	0.54%	0.25%
Maximum amount outstanding at any month-end	$74,510	$9,459	$51,218	$11,825	$25,702	$15,766
Daily average amount outstanding	$39,449	$200	$32,688	$1,056	$22,174	$542
Approximate weighted average interest rate for the year	0.49%	0.33%	0.51%	0.21%	0.56%	0.20%

Securities that serve as collateral for securities sold under agreements to repurchase and pledged to provide access to the Federal Reserve Bank Discount Window and other short-term borrowing remain in available-for-sale securities. The fair value of these securities was $85,201,000 and $55,006,000 on December 31, 2015 and 2014, respectively.

The following table presents a summary of long-term debt as of December 31, 2015 and 2014:

	December 31,
(dollars in thousands)	2015	2014
PeoplesBank’s obligations:
FHLBP
Due July 2015, 1.90%	$0	$5,000
Due July 2016, 2.35%	5,000	5,000
Due September 2016, 1.18%	10,000	10,000
Due October 2016, 1.06%	10,000	10,000
Due October 2016, 1.10%	10,000	10,000
Due April 2017, 0.97%	10,000	10,000
Due November 2017, 1.19%	5,000	5,000
Due March 2018, 1.17%	10,000	10,000
Due June 2018, 1.87%	5,000	5,000
Due November 2018, 1.62%	5,000	5,000
Due June 2019, 1.64%	5,000	0
Due June 2019, 2.10%	5,000	5,000
Due June 2020, 1.87%	15,000	0
Due June 2021, 2.14%	15,000	0
Total FHLBP	110,000	80,000
Capital lease obligation	0	96
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 2.53%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 1.86% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Total long-term debt	$120,310	$90,406

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

At December 31, 2015, long-term debt maturities over the next five years are as follows:

Long-term
(dollars in thousands)	debt maturities
2016	$35,000
2017	15,000
2018	20,000
2019	10,000
2020	15,000
Thereafter	25,310
Total long-term debt	120,310

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

Quantitative measures established by regulators to ensure capital adequacy require the Corporation and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to quarter-to-date average assets (leverage ratio). In December 2015, PeoplesBank received the most recent notification from the Federal Deposit Insurance Corporation, which categorized PeoplesBank as “well capitalized”, as of September 30, 2015, under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change PeoplesBank’s well capitalized category. As of December 31, 2014, PeoplesBank was also categorized as “well capitalized”.

			Minimum for		Well Capitalized
	Actual		Capital Adequacy		Minimum*
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at December 31, 2015
Capital ratios:
Common Equity Tier 1	$143,456	12.56%	$51,395	4.50%	$	n/a	n/a	%
Tier 1 risk based	165,456	14.49	68,527	6.00		n/a	n/a
Total risk based	178,160	15.60	91,370	8.00		n/a	n/a
Leverage	165,456	11.73	56,398	4.00		n/a	n/a

at December 31, 2014
Capital ratios:
Tier 1 risk based	125,773	13.24	37,991	4.00		n/a	n/a
Total risk based	136,935	14.42	75,982	8.00		n/a	n/a
Leverage	125,773	10.32	48,759	4.00		n/a	n/a

PeoplesBank, A Codorus Valley Company
at December 31, 2015
Capital ratios:
Common Equity Tier 1	$149,073	13.10%	$51,227	4.50%		$73,994	6.50%
Tier 1 risk based	149,073	13.10	68,302	6.00		91,070	8.00
Total risk based	161,777	14.21	91,070	8.00		113,837	10.00
Leverage	149,073	10.60	56,248	4.00		70,310	5.00

at December 31, 2014
Capital ratios:
Tier 1 risk based	121,634	12.85	37,863	4.00		56,795	6.00
Total risk based	132,796	14.03	75,727	8.00		94,658	10.00
Leverage	121,634	10.01	48,615	4.00		60,768	5.00

* To be well capitalized under prompt corrective action provisions prior to January 1, 2015; and the new Basel III requirements after January 1, 2015.

NOTE 10-Shareholders’ Equity

Public Offering of Common Stock

On December 15, 2015, the Corporation completed a public offering of 1,519,000 shares of common stock at a price of $19.75 per share. On December 23, 2015, the Corporation announced that the underwriters of the previously closed public offering had exercised in full their option to purchase an additional 227,850 shares of the Corporation’s common stock at a public offering price of $19.75 per share.

The Corporation raised net proceeds of approximately $32,500,000, resulting from the gross amount of the public offering transaction and the exercise of the purchase option of $34,500,000, less related underwriting discounts, commissions and offering expenses of approximately $2,000,000. Approximately $19,800,000 of the net proceeds from the public offering were invested in the Corporation’s Bank subsidiary, PeoplesBank. A portion of the proceeds were used to redeem the remaining $12,000,000 of Series B preferred held by the United States Department of Treasury on February 18, 2016. The remaining proceeds will be used for general corporate purposes.

Private Placement of Common Stock

On March 26, 2014, the Corporation completed a private placement of 650,000 shares of its common stock at a price of $20.00 per share, par value $2.50 per share, pursuant to the terms of a Securities Purchase Agreement (“Purchase Agreement”) dated March 26, 2014, by and among the Corporation and seven accredited investors. Pursuant to the terms of the Purchase Agreement, the accredited investors also entered into a Registration Rights Agreement with the Corporation, under which the Corporation agreed to file with the Securities and Exchange Commission (the “SEC”) a registration statement covering the resale of the common stock issued pursuant to the Purchase Agreement. This registration statement was filed with the SEC on April 25, 2014. The full text and form of both the Purchase Agreement and the Registration Rights Agreement are attached to the Corporation’s related Form 8-K filed on March 27, 2014.

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

Preferred Stock Issued under the US Treasury’s Small Business Lending Fund Program

The U.S. Department of the Treasury (Treasury) had a capital investment in the Corporation pursuant to the Corporation’s participation in the Treasury’s Small Business Lending Funding Program (SBLF Program). In August 2011, the Corporation sold to the Treasury, for an aggregate purchase price of $25,000,000, 25,000 shares of non-cumulative, perpetual preferred stock, Series B, $1,000 liquidation value, $2.50 par value. On May 30, 2014, the Corporation redeemed 13,000 of the 25,000 outstanding shares of the Corporation’s preferred stock that had been issued to the Treasury, leaving 12,000 shares representing $12,000,000 of preferred stock outstanding as of December 31, 2015. The May 30, 2014 preferred stock redemption was funded primarily with the funds the Corporation raised in the March 26, 2014 private placement of its common stock.

On February 18, 2016, Codorus Valley redeemed the remaining $12,000,000 of Series B preferred stock issued to the Treasury as reported on Form 8-K filed on February 19, 2016.

The annualized dividend rate on the preferred stock issued under the SBLF Program was 1 percent for the years ended December 31, 2015, 2014, and 2013. Based on the increase in the qualified small business lending portfolio balance over the baseline level at September 30, 2013, the dividend rate will remain at 1 percent through February 18, 2016. Thereafter, under the terms of the Series B preferred stock, the dividend rate will increase to 9 percent (including a quarterly lending incentive fee of 0.5 percent). Codorus Valley paid the final pro-rated preferred stock dividend due when the stock was redeemed on February 18, 2016.

Common Stock Dividend

Periodically, the Corporation distributes stock dividends on its common stock. The Corporation distributed 5 percent common stock dividends on December 8, 2015 and December 9, 2014 which resulted in the issuance of 294,161 and 275,900 additional common shares, respectively.

NOTE 11- Benefit Plans

Defined Contribution Plan

PeoplesBank maintains a 401(k) savings and investment plan covering substantially all employees. Under the plan, employees can contribute a percentage of their compensation subject to certain limits based on federal tax law. In 2015, 2014, and 2013, the Bank made 100 percent matching contributions up to the first 4 percent of each employee’s compensation contributed to the plan, and both the employee and employer contributions vest immediately. The Bank’s expense for the 401(k) savings and investment plan was $461,000 for 2015, $398,000 for 2014 and $366,000 for 2013.

Supplemental Benefit Plans

PeoplesBank maintains supplemental retirement plans for selected executives. The expense associated with these plans was approximately $170,000 for 2015, $242,000 for 2014 and $239,000 for 2013. The accrued liability for the supplemental retirement plans was $3,923,000 at December 31, 2015 and $3,901,000 at December 31, 2014. Income earned from bank owned life insurance policies was used to finance the cost of supplemental benefit plans, and provide a tax-exempt return to PeoplesBank.

Director’s Post Retirement Split-dollar Life Insurance Benefit

PeoplesBank recorded net expense of $3,000 in 2015, $15,000 in 2014, and $7,000 in 2013, on bank owned life insurance policies with a post retirement split-dollar life insurance benefit. The accrued liability for the post retirement split-dollar benefit was $259,000 at December 31, 2015 and $257,000 at December 31, 2014.

NOTE 12-Stock-Based Compensation

FASB ASC Topic 718 requires that the fair value of equity awards granted to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such awards.

The following table presents information about the Corporation’s stock plans, adjusted for stock dividends distributed, as of December 31, 2015.

		Number of	Number of	Number of shares
		shares	outstanding	available for future
Plan	Types of grants	reserved (2)	options (2)	issuance (2)
	Stock options
2000 Stock Incentive Plan	Stock appreciation rights
(2000 Plan) (1)	Restricted stock	9,770	9,770	0
	Stock options
	Stock appreciation rights
2007 Long Term Incentive	Restricted stock
Plan (LTIP)	Stock awards	319,236	212,923 (3)	106,313
2007 Employee Stock
Purchase Plan (ESPP)	Stock option	174,199	0	174,199
Employee Stock
Bonus Plan (ESBP)	Stock awards	17,372	0	17,372

(1) All options available for grant under the 2000 Plan have been granted.
(2) Shares/options are subject to adjustment in the event of specified changes in the Corporation’s capital structure.
(3) Amount includes 75,369 of unvested options.

2000 Stock Incentive Plan and 2007 Long-Term Incentive Plan (LTIP)

Options awarded under these plans to date have been granted with an exercise price equal to the fair value of the stock on the grant date, a minimum vesting period of six months and an expiration period of ten years. Restricted awards are granted at fair value. 2,268 of the restricted shares granted in 2015 vest as follows: 0% at the end of the first year from the date of grant; 50% at the end of the second year from the date of grant; and 50% at the end of the third year from the date of grant. The remaining 15,290 of the restricted shares granted in 2015 vest as follows: 1/3rd at the end of the first year from the date of grant; 1/3rd at the end of the second year from the date of grant; and 1/3rd at the end of the third year from the date of grant. Restricted shares granted during 2014 and 2013 vest as follows: 0% at the end of the first year from the date of grant; 50% at the end of the second year from the date of grant; and 50% at the end of the third year from the date of grant. Upon exercise and/or award, the Corporation has historically issued authorized, but unissued, common stock to satisfy the options/awards.

The following table presents compensation expense and related tax benefits for stock option and restricted stock awards recognized on the consolidated statement of income.

(dollars in thousands)	2015	2014	2013
Compensation expense	$325	$256	$292
Tax benefit	(78)	(61)	(74)
Net income effect	$247	$195	$218

The tax benefit shown in the preceding table is less than the benefit that would be calculated using the Corporation’s 35% statutory Federal tax rate. Under FASB ASC Topic 718, tax benefits are only recognized over the vesting period for options that ordinarily will generate a tax deduction when exercised (non-qualified stock options) and restricted stock awards.

The Corporation granted the following stock options and restricted stock awards during the years ended December 31, 2015, 2014 and 2013.

	2015	2014	2013
Nonqualified stock options	70,184	11,846	9,713
Incentive stock options	5,185	22,645	13,495
Restricted stock	17,558	9,840	8,480

The weighted average grant-date fair value and weighted average assumptions used to determine the fair value using the Black-Scholes valuation model for the stock options granted are presented below.

	2015	2014	2013
Fair value	$4.22	$5.42	$6.55
Expected life (in years)	5.2	5.5	5.5
Risk-free interest rate	1.64%	1.56%	1.44%
Expected volatility	28.22%	36.01%	46.43%
Expected dividend yield	2.59%	2.33%	2.67%

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

A summary of stock options activity from the option and stock incentive plans, adjusted for stock dividends distributed, is shown below.

		Weighted Average	Weighted Average	Aggregate
		Exercise Price	Remaining	Intrinsic Value
	Options	Per Share	Contractual Term	($ 000)
Outstanding at January 1, 2015	200,121	$11.32	6.6 years	$1,486
Granted	75,369	20.66
Exercised	(48,072)	9.87
Cancelled	(4,725)	18.76
Outstanding at December 31, 2015	222,693	$14.63	7.5 years	$1,306

Exercisable at December 31, 2015	147,324	$11.54	6.2 years	$1,295

The following table presents information about stock options exercised for the years ended December 31, 2015, 2014 and 2013.

(dollars in thousands)	2015	2014	2013
Total intrinsic value of options exercised	$481	$777	$467
Cash received from options exercised	$475	$737	$794
Tax deduction realized from options exercised	$154	$264	$141

The following table presents information about non-vested options and restricted stock, adjusted for stock dividends distributed, for the year ended December 31, 2015.

	Stock Options		Restricted Stock
	Options	Weighted Average Exercise Price Per Share	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2015	36,215	$18.76	22,677	$17.10
Vested	(31,490)	18.76	(7,365)	14.81
Cancelled	(4,725)	18.76	(3,112)	17.35
Granted	75,369	20.66	17,558	20.68
Non-vested at December 31, 2015	75,369	$20.66	29,758	$19.75

As of December 31, 2015, total unrecognized compensation cost related to non-vested options and restricted stock was $734,000. The cost is expected to be recognized over a weighted average period of 1.0 year.

Employee Stock Purchase Plan (ESPP)

Under the ESPP, eligible employees can purchase common stock of the Corporation at 85% of the fair market value of the stock at the beginning or end of the six-month offering period, whichever is lower. The ESPP is considered to be a compensatory plan. The following table presents information about the ESPP for the years ended December 31, 2015, 2014 and 2013.

	2015	2014	2013
ESPP shares purchased	7,716	7,710	8,420
Average purchase price per share (85% of market value)	$16.530	$16.776	$13.386
Compensation expense recognized (in thousands)	$33	$32	$26

In 2015, 990 shares were reissued from treasury stock and 6,726 shares were issued from authorized but unissued common stock to satisfy the purchase of ESPP shares. In 2014, 940 shares were reissued from treasury stock and 6,770 shares were issued from authorized but unissued common stock to satisfy the purchase of ESPP shares. In 2013, 4,174 shares were reissued from treasury stock and 4,246 shares were issued from authorized but unissued common stock to satisfy the purchase of ESPP shares.

Employee Stock Bonus Plan (ESBP)

The ESBP is administered by the Compensation Committee which is comprised of non-employee members of the Corporation’s Board of Directors. Under the ESBP the Corporation may issue shares of its common stock to employees as performance based compensation. There were no shares of common stock issued under the ESBP in 2015, 2014 and 2013.

NOTE 13-Income Taxes

The following table presents the provision for income taxes for the years ended December 31, 2015, 2014 and 2013.

(dollars in thousands)	2015	2014	2013
Current tax provision
Federal	$4,827	$4,204	$4,042
State	417	387	312
Total current tax provision	5,244	4,591	4,354

Deferred tax expense (benefit)
Federal	(376)	141	(383)
State	(55)	(64)	(54)
Total deferred tax expense (benefit)	(431)	77	(437)
Total tax provision	$4,813	$4,668	$3,917

The differences between the effective income tax rate and the Federal statutory income tax rate for the years ended December 31, 2015, 2014 and 2013 are shown below.

	2015	2014	2013
Statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Low-income housing credits	0.0	(0.5)	(0.9)
Tax-exempt interest income	(4.7)	(5.1)	(6.3)
Bank owned life insurance income	(1.5)	(1.5)	(1.7)
State income taxes, net of federal tax benefit	1.5	1.3	1.2
Other, net	(0.1)	(0.8)	(0.3)
Effective income tax rate	30.2%	28.4%	27.0%

Significant components of the Corporation’s net deferred tax asset, included in other assets as of December 31, 2015 and 2014 are shown below.

(dollars in thousands)	2015	2014
Deferred tax assets
Allowance for loan losses	$4,740	$4,145
Deferred compensation	1,623	1,578
Low-income housing partnerships	404	542
Foreclosed real estate	366	626
Acquisition accounting adjustments	266	0
Acquired net operating loss carryforwards	487	0
Other	145	438
Total deferred tax assets	$8,031	$7,329

Deferred tax liabilities
Deferred loan fees	$539	$523
Depreciation	620	384
Net unrealized gains on available-for-sale securities	706	1,374
Other	318	299
Total deferred tax liabilities	$2,183	$2,580
Net deferred tax assets	$5,848	$4,749

Based on the level of historical income projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that, as of December 31, 2015, it is more likely than not that the Corporation will realize the benefits of its deferred tax assets.

NOTE 14-Commitments to Extend Credit

In the normal course of business, the Corporation is a party to various financial transactions that are not funded as of the balance sheet date. Off-balance sheet financial instruments, which enable Bank customers to meet their financing needs, are comprised mainly of commitments to extend credit and standby letters of credit. Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a customer to a third party. The credit and market risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. To manage these risks, the Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments and requires collateral to support these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2015 and 2014, for guarantees under standby letters of credit issued was considered not material by management. Normally, commitments to extend credit and letters of credit have fixed expiration dates or termination clauses, have specific rates and are for specific purposes. Many of the commitments are expected to expire without being extended; therefore, total commitment amounts do not necessarily represent future cash requirements.

A summary of outstanding commitments at December 31, 2015 and 2014 is shown below.

(dollars in thousands)	2015	2014
Commitments to grant loans
Fixed rate	$35,706	$40,215
Variable rate	34,791	11,652

Unfunded commitments of existing loans
Fixed rate	$49,818	$51,487
Variable rate	181,883	148,904

Standby letters of credit	$19,037	$19,651

NOTE 15-Contingent Liabilities

Periodically, the Corporation and its subsidiary, PeoplesBank, may be defendants in legal proceedings relating to the conduct of their banking business. Most of such legal proceedings are normal parts of the banking business and, in management’s opinion, do not materially affect the financial position or results of operations of the Corporation.

Note 16-Fair Value Measurements and Fair Values of Financial Instruments

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

		Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
(dollars in thousands)	Total	Identical Assets	Inputs	Inputs
December 31, 2015
Securities available-for-sale:
U.S. agency	$17,414	$0	$17,414	$0
U.S. agency mortgage-backed, residential	120,581	0	120,581	0
State and municipal	75,475	0	75,475	0

December 31, 2014
Securities available-for-sale:
U.S. agency	$17,907	$0	$17,907	$0
U.S. agency mortgage-backed, residential	124,815	0	124,815	0
State and municipal	70,452	0	70,452	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired Loans

Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At December 31, 2015, the fair value consists of impaired loan balances of $1,846,000, net of valuation allowances of $405,000 and charge-offs of $1,262,000, compared to impaired loan balances of $3,058,000, net of valuation allowances of $2,512,000 and charge-offs of $26,000, at December 31, 2014.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. At December 31, 2015, the fair value of foreclosed real estate with a valuation allowance or write-down was $2,003,000, which is net of valuation allowances of $981,000 and write-downs of $34,000. At December 31, 2014, the fair value of foreclosed real estate with a valuation allowance or write-down was $1,198,000, which is net of valuation allowances of $1,687,000 and no write-downs.

		Fair Value Measurements
		(Level 1)		(Level 3)
		Quoted Prices in	(Level 2)	Significant Other
		Active Markets for	Significant Other	Unobservable
(dollars in thousands)	Total	Identical Assets	Observable Inputs	Inputs
December 31, 2015
Impaired loans	$1,846	$0	$0	$1,846
Foreclosed real estate	2,003	0	0	2,003

December 31, 2014
Impaired loans	$3,058	$0	$0	$3,058
Foreclosed real estate	1,198	0	0	1,198

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range	Weighted Average
December 31, 2015
Impaired loans	$1,846	Appraisal (1)	Appraisal adjustments (2)	15% - 25%	16%
Foreclosed real estate	2,003	Appraisal (1)	Appraisal adjustments (2)	7% - 38%	34%

December 31, 2014
Impaired loans	$3,058	Appraisal (1)	Appraisal adjustments (2)	13% - 25%	16%
Foreclosed real estate	1,198	Appraisal (1)	Appraisal adjustments (2)	15% - 68%	64%

(1)	Fair value is generally determined through independent appraisals, which generally include various level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted downward by the Corporation’s management for qualitative factors such as economic conditions, and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments as of December 31, 2015 and 2014.

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

The following presents the carrying amount and estimated fair value of the Corporation’s financial instruments as of December 31, 2015 and 2014.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices	Significant	Significant
			in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
(dollars in thousands)	Amount	Fair Value	Identical Assets	Inputs	Inputs
December 31, 2015
Financial assets
Cash and cash equivalents	$57,485	$57,485	$57,485	$0	$0
Securities available-for-sale	213,470	213,470	0	213,470	0
Restricted investment in bank stocks	5,028	5,028	0	5,028	0
Loans held for sale	564	574	0	574	0
Loans, net	1,110,507	1,119,758	0	0	1,119,758
Interest receivable	4,003	4,003	0	4,003	0

Financial liabilities
Deposits	$1,094,149	$1,092,819	$0	$1,092,819	$0
Short-term borrowings	74,510	74,510	0	74,510	0
Long-term debt	120,310	117,041	0	110,195	6,846
Interest payable	468	468	0	468	0

Off-balance sheet instruments	0	0	0	0	0

December 31, 2014
Financial assets
Cash and cash equivalents	$31,094	$31,094	$31,094	$0	$0
Securities available-for-sale	213,174	213,174	0	213,174	0
Restricted investment in bank stocks	3,799	3,799	0	3,799	0
Loans held for sale	464	475	0	475	0
Loans, net	908,928	924,930	0	0	924,930
Interest receivable	3,702	3,702	0	3,702	0

Financial liabilities
Deposits	$954,973	$955,581	$0	$955,581	$0
Short-term borrowings	42,184	42,184	0	42,184	0
Long-term debt	90,406	88,120	0	80,367	7,753
Interest payable	477	477	0	477	0

Off-balance sheet instruments	0	0	0	0	0

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

Gross amounts Not Offset in
		Gross	Net Amounts	the Statements of Condition
	Gross	Amounts	of Liabilities	Financial Instruments
	Amounts of	Offset in the	Presented in	U.S Agency		Cash
	Recognized	Statements of	the Statements	mortgage-backed,		Collateral	Net
(dollars in thousands)	Liabilities	Condition	of Condition	residential	U.S. agency	Pledged	Amount
December 31, 2015
Repurchase Agreements (1)	$74,510	$0	$74,510	$(63,162)	$(11,348)	$0	$0

December 31, 2014
Repurchase Agreements (1)	$42,184	$0	$42,184	$(42,184)	$0	$0	$0

(1)	As of December 31, 2015 and 2014, the fair value of securities pledged in connection with repurchase agreements was $75,094,000 and $60,872,000, respectively.

Note 18-Condensed Financial Information-Parent Company Only

Condensed Balance Sheets

	December 31,
(dollars in thousands)	2015	2014
Assets
Cash and due from banks	$13,023	$678
Investment in bank subsidiary	152,759	124,301
Investment in other subsidiaries	317	317
Premises and equipment, net	3,647	3,724
Other assets	587	711
Total assets	$170,333	$129,731

Liabilities
Long-term debt	$10,310	$10,310
Long-term debt with bank subsidiary	728	900
Other liabilities	154	81
Total liabilities	11,192	11,291

Shareholders’ equity	159,141	118,440
Total liabilities and shareholders’ equity	$170,333	$129,731

Condensed Statements of Income and Comprehensive Income

	Years ended December 31,
(dollars in thousands)	2015	2014	2013
Income
Interest from investment securities	$6	$6	$6
Dividends from bank subsidiary	16,116	2,336	1,520
Total income	16,122	2,342	1,526

Expense
Interest expense on long-term debt	239	272	290
Occupancy of premises, net	153	154	213
Other	422	316	324
Total expense	814	742	827
Income before applicable income tax benefit and undistributed (losses) earnings of subsidiaries	15,308	1,600	699
Applicable income tax benefit	273	249	278
Income before undistributed (losses) earnings of subsidiaries	15,581	1,849	977
Equity in undistributed (losses) earnings of bank subsidiary	(4,446)	9,920	9,593
Equity in undistributed losses of other subsidiaries	0	0	(4)
Net income	$11,135	$11,769	$10,566
Preferred stock dividends	120	174	250
Net income available to common shareholders	$11,015	$11,595	$10,316
Comprehensive income	$9,839	$12,264	$7,005

Note 18-Condensed Financial Information-Parent Company Only (continued)

Condensed Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2015	2014	2013
Cash flows from operating activities
Net income	$11,135	$11,769	$10,566
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	207	196	182
Equity in undistributed losses (earnings) of subsidiaries, net	4,446	(9,920)	(9,589)
Loss on disposal of premises and equipment	0	0	1
Other, net	555	216	147
Net cash provided by operating activities	16,343	2,261	1,307

Cash flows from investing activities
Additional investment in bank subsidiary	(19,775)	0	0
Outlay for business acquisition	(14,425)	0	0
Return of investment in other subsidiary	0	476	0
Investment in other subsidiary	0	(3)	0
Purchases of premises and equipment	(130)	(350)	(237)
Net cash (used in) provided by investing activities	(34,330)	123	(237)

Cash flows from financing activities
Repayments of long-term debt	(172)	(151)	(138)
Tax benefit on vested restricted stock	13	52	89
Cash dividends paid to preferred shareholders	(120)	(207)	(250)
Cash dividends paid to common shareholders	(2,991)	(2,611)	(2,074)
Redemption of preferred stock	0	(13,000)	0
Net issuance of common stock	33,614	13,982	1,239
Cash paid in lieu of fractional shares	(12)	(10)	(9)
Net cash provided by (used in) financing activities	30,332	(1,945)	(1,143)
Net increase (decrease) in cash and cash equivalents	12,345	439	(73)
Cash and cash equivalents at beginning of year	678	239	312
Cash and cash equivalents at end of year	$13,023	$678	$239

Note 19-Quarterly Results of Operations (Unaudited)

A summary of the quarterly results of operations for the years ended December 31, 2015 and 2014 is shown below.

	2015				2014
	Quarter				Quarter
(dollars in thousands, except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First

Interest income	$14,393	$14,117	$13,806	$13,686	$12,953	$12,670	$12,364	$12,413
Interest expense	2,094	2,095	1,977	2,008	1,949	2,024	2,075	1,992
Net interest income	12,299	12,022	11,829	11,678	11,004	10,646	10,289	10,421
Provision for loan losses	1,200	500	800	1,000	500	250	300	550
Noninterest income	2,036	2,040	1,977	1,835	1,825	1,892	1,816	1,650
Net gain on sales of loans held for sale	178	181	157	151	146	124	102	80
Noninterest expense	9,360	9,510	8,968	9,589	8,840	8,002	7,986	7,648
Income before taxes and securities gain	3,953	4,233	4,195	3,075	3,635	4,410	3,921	3,953
Net gain on sales of securities	0	121	0	371	372	146	0	0
Income before income taxes	3,953	4,354	4,195	3,446	4,007	4,556	3,921	3,953
Provision for income taxes	1,183	1,343	1,275	1,012	1,227	1,377	1,114	950
Net income	2,770	3,011	2,920	2,434	2,780	3,179	2,807	3,003
Preferred stock dividends	30	30	30	30	30	30	52	62
Net income available to common shareholders	$2,740	$2,981	$2,890	$2,404	$2,750	$3,149	$2,755	$2,941

Net income per common share, basic (1)	$0.42	$0.48	$0.47	$0.39	$0.45	$0.52	$0.45	$0.55
Net income per common share, diluted (1)	$0.42	$0.48	$0.46	$0.39	$0.44	$0.51	$0.45	$0.53

(1) adjusted for common stock dividends distributed.

Note 20-Merger With Madison Bancorp, Inc.

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

(in thousands, except per share data)	January 16, 2015
Cash paid for outstanding shares of Madison common stock and outstanding options		$14,425

Assets Acquired:
Cash and due from banks	$35,516
Securities, available for sale	1,396
Loans	77,228
Premises and equipment	2,601
Other assets	17,567
Total assets acquired		134,308
Liabilities Assumed:
Deposits	120,545
Other liabilities	1,639
Total liabilities assumed		122,184

Net goodwill resulting from merger		$2,301

The fair value of total assets acquired as a result of the merger totaled $134,308,000, which included $1,396,000 of securities which were subsequently sold in the first quarter of 2015. Additionally, other assets of $17,567,000 included $15,256,000 of receivables related to investment securities sold prior to the merger, pending receipt of sales proceeds, which were subsequently collected. The transaction also resulted in a core deposit intangible of $39,000 and goodwill of $2,301,000. Goodwill arising from the acquisition consists largely of synergies and the cost savings expected to result from the combining of operations and is not expected to be deductible for income tax purposes.

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

Pro forma for the year ended
(in thousands, except per share data)	December 31, 2014
Net interest income	$44,598
Noninterest income	8,246
Net income available to common shareholders	10,972

Pro forma earnings per share:
Basic	$1.87
Diluted	$1.83

Note 21 – Subsequent Event

On February 18, 2016, the Corporation completed the redemption of all 12,000 remaining shares of the Corporation’s Senior Non-Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), that had been issued to the United States Department of the Treasury in August 2011 in connection with the Corporation’s participation in the Small Business Lending Fund (“SBLF”) program. The shares were redeemed at their liquidation value of $1,000 per share plus accrued dividends for a total redemption price of approximately $12,016,000.

The Corporation funded the redemption using proceeds raised in its recently completed public offering of common stock. Following the redemption, the Corporation does not have any shares of its Series B Preferred Stock outstanding.

The redemption terminates the Corporation’s participation in the SBLF program.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act performed as of December 31, 2015, the Chief Executive and Chief Financial Officers of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. A Report of Management’s Assessment of Internal Control Over Financial Reporting is located on page 107 of this Annual Report, and incorporated herein by reference.

The Chief Executive and Chief Financial Officers are not aware of any changes in internal controls over financial reporting or in other factors that has materially affected these controls subsequent to December 31, 2015, the date of their evaluation.

Item 9B: Other information

None.

PART III

Item 10: Directors, executive officers and corporate governance

Information appearing in the Proxy Statement relating to the 2016 Annual Meeting of Shareholders to be held May 17, 2016 (“Proxy Statement”), under the heading, “Proposal 1-Election of Directors” and the caption “Information about Nominees and Continuing Directors,” under the heading “Information Concerning Security Ownership” and the caption “Executive Officers,” and under the heading “Governance of the Corporation” is incorporated by reference in response to this item.

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

Item 11: Executive compensation

Information appearing in the Proxy Statement, under the captions “Executive Compensation”, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” is incorporated by reference in response to this item.

Item 12: Security ownership of certain beneficial owners and management and related shareholder matters

Information appearing on page 26 of this report under the caption “Securities Authorized for Issuance under Equity Compensation Plans” and in the Proxy Statement, under the caption “Information Concerning Security Ownership” is incorporated by reference in response to this item.

Item 13: Certain relationships and related transactions, and director independence

Information appearing in the Proxy Statement, under the captions “Related Person Transactions and Policies” and “Governance of the Corporation” is incorporated by reference in response to this item.

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

Codorus Valley Bancorp, Inc. (Registrant)

/s/ Larry J. Miller
Larry J. Miller, Chairman,	Date: March 8, 2016
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity

/s/ Larry J. Miller	President, Chief Executive Officer,	3/8/16
Larry J. Miller	Chairman of the Board of
(Principal Executive Officer)	Directors and Director

/s/ D. Reed Anderson	Vice-Chairman of the Board of	3/8/16
D. Reed Anderson, Esq.	Directors and Lead Director

/s/ Brian D. Brunner	Director	3/8/16
Brian D. Brunner

/s/ Cynthia A. Dotzel	Director	3/8/16
Cynthia A. Dotzel, CPA

	Director	3/8/16
Jeffrey R. Hines, P.E.

/s/ MacGregor S. Jones	Director	3/8/16
MacGregor S. Jones

/s/ Dallas L. Smith	Director	3/8/16
Dallas L. Smith

/s/ Harry R. Swift	Director	3/8/16
Harry R. Swift, Esq.

/s/ Michael D. Peduzzi	Treasurer and Assistant Secretary	3/8/16
Michael D. Peduzzi, CPA
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Exhibit

3.1	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 4, 2015)

3.2	Amended By-laws (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 12, 2016)

10.1	Employment Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry J. Miller, dated December 27, 2005 and amendment dated August 9, 2011 – filed herewith; and second amendment dated March 8, 2016 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 8, 2016) *

10.2	2000 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-40532 on Form S-8, filed with the Commission on June 30, 2000) *

10.3	2001 Employee Stock Bonus Plan (Incorporated by reference to Exhibit 99.1 of Registration Statement No. 333-68410 on Form S-8, filed with the Commission on August 27, 2001) *

10.4	Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 of Registration Statement No. 333-179179 on Form S-3D, filed with the Commission on January 26, 2012)

10.5	Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller dated October 1, 1998 (Incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.6	Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Harry R. Swift dated October 1, 1998 (Incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.7	Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Jann Allen Weaver dated October 1, 1998 (Incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.8	Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller dated December 27, 2005 (Incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.9	Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Harry R. Swift dated December 27, 2005 (Incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.10	Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Jann Allen Weaver dated December 27, 2005 (Incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.11	Second Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller dated December 23, 2008 – filed herewith *

10.12	Second Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Harry R. Swift dated December 23, 2008 (Incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.13	Second Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Jann Allen Weaver dated December 23, 2008 (Incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.14	Form of Group Term Replacement Plan, dated January 1, 2009 pertaining to senior officers of the Corporation’s subsidiary, PeoplesBank, A Codorus Valley Company (Incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.15	Form of Director Group Term Replacement Plan, dated December 1, 1998, including Split Dollar Policy Endorsements pertaining to non-employee directors of the Corporation’s subsidiary, PeoplesBank, A Codorus Valley Company (Incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.16	Long-Term Nursing Care Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry J. Miller, dated December 27, 2005 – filed herewith *

10.17	Codorus Valley Bancorp, Inc. Change in Control and Supplemental Benefit Trust Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Hershey Trust Company, dated January 25, 2006 and Resignation and Appointment of Trustee – filed herewith *

10.18	Amended and Restated Declaration of Trust of CVB Statutory Trust No. 2, dated as of June 28, 2006, among Codorus Valley Bancorp, Inc., as sponsor, the Delaware and institutional trustee named therein, and the administrators named therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.19	Indenture, dated as of June 28, 2006, between Codorus Valley Bancorp, Inc., as issuer, and the trustee named therein, relating to the Junior Subordinated Debt Securities due 2036. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.20	Guarantee Agreement, dated as of June 28, 2006, between Codorus Valley Bancorp, Inc. and guarantee trustee named therein. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.21	2007 Long-Term Incentive Plan of Codorus Valley Bancorp, Inc. (Incorporated by reference to Exhibit A of the Registrant’s definitive proxy statement, dated April 6, 2012) *

10.22	2007 Employee Stock Purchase Plan (Incorporated by reference to Exhibit B of the Registrant’s definitive proxy statement, dated April 6, 2012) *

10.23	Executive Incentive Plan (Incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015)*

10.24	Employment Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Michael F. Allen, dated July 23, 2012. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A, filed with the Commission on March 19, 2013) *

10.25	Employment Agreement of A. Dwight Utz dated September 17, 2015 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 22, 2015) *

10.26	Change of Control Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Benjamin F. Riggs, Jr., dated March 11, 2014. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 11, 2014)

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2012 filed with the Commission on November 13, 2012)

21	List of subsidiaries of Codorus Valley Bancorp, Inc.

23	Consents of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data file containing the following financial statements of Codorus Valley Bancorp, Inc. formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013, (iv) Consolidated Statements of Cash Flow for the years ended December 31, 2015, 2014, and 2013, (v) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014, and 2013 and (vi) Notes to Consolidated Financial Statements – filed herewith.

* Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.

