Form 10-K/A
period 2015-12-31
CODORUS VALLEY BANCORP INC
filed 2016-03-10
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________________.

Commission file number: 0-15536

CODORUS VALLEY BANCORP, INC.
(Exact name of Registrant as specified in its charter)

Pennsylvania	23-2428543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105 Leader Heights Roads, P.O. Box 2887, York Pennsylvania 17405
(Address of principal executive offices) (Zip code)

(717) 747-1519
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange Where Registered
Common Stock, $2.50 Par Value	NASDAQ Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer “and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one:) ☐  Large accelerated filer   ☒  Accelerated filer   ☐  Non-accelerated filer   ☐  Smaller reporting company

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

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A (“Amendment No. 1”) is being filed to amend Codorus Valley Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, previously filed with the Securities and Exchange Commission on March 8, 2016 (the “Initial Filing”).

This Amendment No. 1 is being filed for the sole purpose of correcting the description of Exhibit 10.23, Executive Incentive Plan, appearing in the Exhibit Index and incorporated by reference into Part IV, Item 15 of the Initial Filing. The Initial Filing inadvertently listed an erroneous reference. Exhibit 10.23 is filed with this Amendment No. 1.

No other changes have been made to the Initial Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Initial Filing.

Pursuant to Exchange Rule 12b-15, new certifications by the Registrant’s principal executive officer and principal financial officer are filed or furnished with this Amendment No. 1 as Exhibits 31.1, 31.2 and 32.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Codorus Valley Bancorp, Inc. (Registrant)

/s/ Larry J. Miller
Larry J. Miller, Chairman,	Date: March 10, 2016
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity

/s/ Larry J. Miller	President, Chief Executive Officer,	3/10/16
Larry J. Miller	Chairman of the Board of
(Principal Executive Officer)	Directors and Director

*	Vice-Chairman of the Board of	3/10/16
D. Reed Anderson, Esq.	Directors and Lead Director

*	Director	3/10/16
Brian D. Brunner

*	Director	3/10/16
Cynthia A. Dotzel, CPA

Director
Jeffrey R. Hines, P.E.

*	Director	3/10/16
MacGregor S. Jones

*	Director	3/10/16
Dallas L. Smith

*	Director	3/10/16
Harry R. Swift, Esq.

/s/ Michael D. Peduzzi	Treasurer and Assistant Secretary	3/10/16
Michael D. Peduzzi, CPA
(Principal Financial and Accounting Officer)

*By: /s/ Larry J. Miller		3/10/16
Larry J. Miller
(Attorney-in-Fact)

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Registrant’s Current Report on Form 8-K, filed with the Commission on December 4, 2015)

3.2	Amended By-laws (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 12, 2016)

10.1	Employment Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry J. Miller, dated December 27, 2005 and amendment dated August 9, 2011 – filed herewith; and second amendment dated March 8, 2016 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 8, 2016)

10.2	2000 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-40532 on Form S-8, filed with the Commission on June 30, 2000)

10.3	2001 Employee Stock Bonus Plan (Incorporated by reference to Exhibit 99.1 of Registration Statement No. 333-68410 on Form S-8, filed with the Commission on August 27, 2001)

10.4	Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 of Registration Statement No. 333-179179 on Form S-3D, filed with the Commission on January 26, 2012)

10.5	Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller dated October 1, 1998 (Incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015)

10.6	Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Harry R. Swift dated October 1, 1998 (Incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015)

10.7	Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Jann Allen Weaver dated October 1, 1998 (Incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015)

10.8	Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller dated December 27, 2005 (Incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015)

10.9	Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Harry R. Swift dated December 27, 2005 (Incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015)

10.10	Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Jann Allen Weaver dated December 27, 2005 (Incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015)

10.11	Second Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller dated December 23, 2008 *

10.12	Second Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Harry R. Swift dated December 23, 2008 (Incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015)

10.13	Second Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Jann Allen Weaver dated December 23, 2008 (Incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015)

10.14	Form of Group Term Replacement Plan, dated January 1, 2009 pertaining to senior officers of the Corporation’s subsidiary, PeoplesBank, A Codorus Valley Company (Incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015)

10.15	Form of Director Group Term Replacement Plan, dated December 1, 1998, including Split Dollar Policy Endorsements pertaining to non-employee directors of the Corporation’s subsidiary, PeoplesBank, A Codorus Valley Company (Incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015)

10.16	Long-Term Nursing Care Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry J. Miller, dated December 27, 2005*

10.17	Codorus Valley Bancorp, Inc. Change in Control and Supplemental Benefit Trust Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Hershey Trust Company, dated January 25, 2006 and Resignation and Appointment of Trustee *

10.18	Amended and Restated Declaration of Trust of CVB Statutory Trust No. 2, dated as of June 28, 2006, among Codorus Valley Bancorp, Inc., as sponsor, the Delaware and institutional trustee named therein, and the administrators named therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.19	Indenture, dated as of June 28, 2006, between Codorus Valley Bancorp, Inc., as issuer, and the trustee named therein, relating to the Junior Subordinated Debt Securities due 2036. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.20	Guarantee Agreement, dated as of June 28, 2006, between Codorus Valley Bancorp, Inc. and guarantee trustee named therein. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.21	2007 Long-Term Incentive Plan of Codorus Valley Bancorp, Inc. (Incorporated by reference to Exhibit A of the Registrant’s definitive proxy statement, dated April 6, 2012)

10.22	2007 Employee Stock Purchase Plan (Incorporated by reference to Exhibit B of the Registrant’s definitive proxy statement, dated April 6, 2012)

10.23	Executive Incentive Plan

10.24	Employment Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Michael F. Allen, dated July 23, 2012. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A, filed with the Commission on March 19, 2013)

10.25	Employment Agreement of A. Dwight Utz dated September 17, 2015 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 22, 2015)

10.26	Change of Control Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Benjamin F. Riggs, Jr., dated March 11, 2014. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 11, 2014)

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2012 filed with the Commission on November 13, 2012)

21	List of subsidiaries of Codorus Valley Bancorp, Inc.*

23	Consents of Independent Registered Public Accounting Firm*

24	Power of Attorney*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data file containing the following financial statements of Codorus Valley Bancorp, Inc. formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2015 and 2014, (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013, (iv) Consolidated Statements of Cash Flow for the years ended December 31, 2015, 2014, and 2013, (v) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014, and 2013 and (vi) Notes to Consolidated Financial Statements *

* Previously filed.

