Form 10-Q
period 2016-03-31
CODORUS VALLEY BANCORP INC
filed 2016-05-05
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On April 29, 2016, 7,962,658 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.

Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
(dollars in thousands, except per share data)	2016	2015
Assets
Interest bearing deposits with banks	$1,919	$44,496
Cash and due from banks	10,518	12,989
Total cash and cash equivalents	12,437	57,485
Securities, available-for-sale	199,916	213,470
Restricted investment in bank stocks, at cost	5,371	5,028
Loans held for sale	1,499	564
Loans (net of deferred fees of $2,910 - 2016 and $2,701 - 2015)	1,150,147	1,123,211
Less-allowance for loan losses	(13,090)	(12,704)
Net loans	1,137,057	1,110,507
Premises and equipment, net	24,796	24,606
Goodwill	2,301	2,301
Other assets	43,645	42,373
Total assets	$1,427,022	$1,456,334

Liabilities
Deposits
Noninterest bearing	$168,510	$162,982
Interest bearing	952,323	931,167
Total deposits	1,120,833	1,094,149
Short-term borrowings	26,586	74,510
Long-term debt	120,310	120,310
Other liabilities	9,276	8,224
Total liabilities	1,277,005	1,297,193

Shareholders’ equity
Preferred stock, par value $2.50 per share; $1,000 liquidation preference, 1,000,000 shares authorized; Series B shares issued and outstanding:
0 at March 31, 2016 and 12,000 at December 31, 2015	0	12,000
Common stock, par value $2.50 per share; 15,000,000 shares authorized; shares issued: 7,963,528 at March 31, 2016 and 7,957,145 at December 31, 2015; and shares outstanding: 7,962,658 at March 31, 2016 and 7,957,145 at December 31, 2015	19,909	19,893
Additional paid-in capital	97,566	97,338
Retained earnings	30,305	28,539
Accumulated other comprehensive income	2,239	1,371
Treasury stock, at cost; 870 shares at March 31, 2016	(2)	0
Total shareholders’ equity	150,017	159,141
Total liabilities and shareholders’ equity	$1,427,022	$1,456,334

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Income

Unaudited

	Three months ended
	March 31,
(dollars in thousands, except per share data)	2016	2015
Interest income
Loans, including fees	$13,811	$12,307
Investment securities:
Taxable	702	780
Tax-exempt	425	422
Dividends	68	158
Other	8	19
Total interest income	15,014	13,686

Interest expense
Deposits	1,510	1,640
Federal funds purchased and other short-term borrowings	54	41
Long-term debt	485	327
Total interest expense	2,049	2,008
Net interest income	12,965	11,678
Provision for loan losses	800	1,000
Net interest income after provision for loan losses	12,165	10,678

Noninterest income
Trust and investment services fees	617	601
Income from mutual fund, annuity and insurance sales	259	156
Service charges on deposit accounts	837	757
Income from bank owned life insurance	174	171
Other income	189	150
Gain on sales of loans held for sale	115	151
Gain on sales of securities	194	371
Total noninterest income	2,385	2,357

Noninterest expense
Personnel	5,997	5,260
Occupancy of premises, net	897	800
Furniture and equipment	725	678
Postage, stationery and supplies	173	163
Professional and legal	163	174
Marketing	469	219
FDIC insurance	166	175
Debit card processing	297	202
Charitable donations	741	724
Telephone	162	161
External data processing	333	282
Merger related	0	425
Foreclosed real estate including losses on sales	40	117
Other	295	209
Total noninterest expense	10,458	9,589
Income before income taxes	4,092	3,446
Provision for income taxes	1,275	1,012
Net income	2,817	2,434
Preferred stock dividends	16	30
Net income available to common shareholders	$2,801	$2,404
Net income per common share, basic	$0.35	$0.39
Net income per common share, diluted	$0.35	$0.39

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Comprehensive Income

Unaudited

	Three months ended
	March 31,
(dollars in thousands)	2016	2015
Net income	$2,817	$2,434
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding gains arising during the period (net of tax expense of $513 and $276, respectively)	996	536
Reclassification adjustment for gains included in net income (net of tax expense of $66 and $126, respectively) (a) (b)	(128)	(245)
Net unrealized gains	868	291
Comprehensive income	$3,685	$2,725

(a)	Amounts are included in net gain on sales of securities on the Consolidated Statements of Income within noninterest income.
(b)	Income tax amounts are included in provision for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Cash Flows

Unaudited

	Three months ended
	March 31,
(dollars in thousands)	2016	2015
Cash flows from operating activities
Net income	$2,817	$2,434
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	574	557
Net amortization of premiums on securities	220	251
Amortization of deferred loan origination fees and costs	(236)	(197)
Provision for loan losses	800	1,000
Provision for losses on foreclosed real estate	0	59
Increase in bank owned life insurance	(174)	(171)
Originations of loans held for sale	(8,805)	(7,885)
Proceeds from sales of loans held for sale	7,985	7,100
Gain on sales of loans held for sale	(115)	(151)
Net gain on disposal of premises and equipment	2	0
Gain on sales of securities, available-for-sale	(194)	(371)
Net loss on sales of foreclosed real estate	1	9
Stock-based compensation	123	71
Decrease (increase) in interest receivable	72	(27)
Decrease in other assets	228	510
Increase in interest payable	42	10
Increase (decrease) in other liabilities	1,044	(168)
Net cash provided by operating activities	4,384	3,031
Cash flows from investing activities
Purchases of securities, available-for-sale	(12,156)	(19,082)
Maturities, repayments and calls of securities, available-for-sale	14,096	8,148
Sales of securities, available-for-sale	12,903	7,170
Purchase of restricted investment in bank stock	(343)	0
Net proceeds from acquisition	0	21,091
Proceeds from acquired receivables of sold investment settlements	0	15,256
Net increase in loans made to customers	(27,114)	(24,004)
Purchases of premises and equipment	(762)	(1,004)
Investment in bank owned life insurance	(1,987)	0
Proceeds from sale of premises and equipment	0	18
Proceeds from sales of foreclosed real estate	133	95
Net cash (used in) provided by investing activities	(15,230)	7,688
Cash flows from financing activities
Net increase in demand and savings deposits	24,905	16,571
Net increase (decrease) in time deposits	1,779	(17,958)
Net decrease in short-term borrowings	(47,924)	(13,023)
Repayment of long-term debt	0	(23)
Cash dividends paid to preferred shareholder	(46)	(30)
Cash dividends paid to common shareholders	(1,035)	(729)
Redemption of preferred stock	(12,000)	0
Issuance of common stock	119	201
Net cash used in financing activities	(34,202)	(14,991)
Net decrease in cash and cash equivalents	(45,048)	(4,272)
Cash and cash equivalents at beginning of year	57,485	31,094
Cash and cash equivalents at end of period	$12,437	$26,822

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Unaudited

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Stock	Capital	Earnings	Income	Stock	Total

Balance, January 1, 2016	$12,000	$19,893	$97,338	$28,539	$1,371	$0	$159,141
Net income				2,817			2,817
Other comprehensive income, net of tax					868		868
Common stock cash dividends ($0.13 per share)				(1,035)			(1,035)
Preferred stock cash dividends				(16)			(16)
Redemption of preferred stock	(12,000)						(12,000)
Stock-based compensation including related tax benefit			123				123
Forfeiture of restricted stock			4			(4)	0
Issuance and reissuance of common stock including related tax benefit:
5,378 shares under the dividend reinvestment and stock purchase plan		13	94				107
704 shares under the stock option plan			10			2	12
1,005 shares of stock-based compensation awards		3	(3)				0

Balance, March 31, 2016	$0	$19,909	$97,566	$30,305	$2,239	$(2)	$150,017

Balance, January 1, 2015	$12,000	$14,577	$62,713	$26,483	$2,667	$0	$118,440
Net income				2,434			2,434
Other comprehensive income, net of tax					291		291
Common stock cash dividends ($0.119 per share, adjusted)				(729)			(729)
Preferred stock cash dividends				(30)			(30)
Stock-based compensation including related tax benefit			71				71
Forfeiture of restricted stock			6			(6)	0
Issuance and reissuance of common stock including related tax benefit:
5,133 shares under the dividend reinvestment and stock purchase plan		13	87				100
8,568 shares under the stock option plan		21	80				101

Balance, March 31, 2015	$12,000	$14,611	$62,957	$28,158	$2,958	$(6)	$120,678

See accompanying notes.

Note 1—Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

The accompanying consolidated balance sheet at December 31, 2015 has been derived from audited financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and FASB Accounting Standards Codification (ASC) 270. Accordingly, the interim financial statements do not include all of the financial information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim consolidated financial statements include all adjustments necessary to present fairly the financial condition and results of operations for the reported periods, and all such adjustments are of a normal and recurring nature.

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

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and two wholly-owned nonbank subsidiaries, SYC Realty Company, Inc. and CVLY Corp. SYC Realty is primarily used to hold foreclosed properties obtained by PeoplesBank and was inactive during the period ended March 31, 2016. CVLY Corp. was formed to facilitate the acquisition of Madison Bancorp, Inc. (“Madison”) and may be used, as needed, for the financial and legal management of future acquisition transactions. The accounts of CVB Statutory Trust No. 1 and No. 2 are not included in the consolidated financial statements as discussed in Note 8—Short-Term Borrowings and Long-Term Debt. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

These consolidated statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of March 31, 2016 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

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

As disclosed in Note 5—Loans, the Corporation engages in commercial and consumer lending. Loans are made within the Corporation’s primary market area and surrounding areas, and include the purchase of whole loan or participation interests in loans from other financial institutions or private equity companies. Commercial loans, which pose the greatest risk of loss to the Corporation, whether originated or purchased, are generally secured by real estate. Within the broad commercial loan segment, the builder & developer and commercial real estate investor loan classes generally present a higher level of risk than other commercial loan classifications. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties, unstable real estate prices and the dependency upon successful construction and sale or operation of the real estate project. Within the consumer loan segment, junior (i.e., second) liens present a higher risk to the Corporation because economic and housing market conditions can adversely affect the underlying value of the collateral, which could render the Corporation under-secured or unsecured. In addition, economic and housing market conditions can adversely affect the ability of borrowers to service their debt.

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

Banking regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to the Corporation. Based on an analysis of the loan portfolio, the Corporation believes that the level of the allowance for loan losses at March 31, 2016 is adequate.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in-substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, obtained from an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a write-down. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At March 31, 2016, foreclosed real estate, net of allowance, was $2,779,000, compared to $2,913,000 at December 31, 2015. Included within loans receivable as of March 31, 2016, was a recorded investment of $224,000 of consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

Goodwill and Core Deposit Intangible Assets

Goodwill arising from acquisitions is not amortized, but is subject to an annual impairment test. This test consists of a qualitative analysis. If the Corporation determines events or circumstances indicate that it is more likely than not that goodwill is impaired, a quantitative analysis must be completed. Analyses may also be performed between annual tests. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. The Corporation completes its annual goodwill impairment test on October 1st of each year. Based upon a qualitative analysis of goodwill, the Corporation concluded that the amount of recorded goodwill was not impaired as of October 1, 2015.

Core deposit intangibles represent the value assigned to demand, interest checking, money market, and savings accounts acquired as part of an acquisition. The core deposit intangible value represents the future economic benefit of potential cost savings from acquiring core deposits as part of an acquisition compared to the cost of alternative funding sources and the alternative cost to grow a similar core deposit base. The core deposit intangible asset resulting from the merger with Madison Bancorp, Inc. was determined to have a definite life and is being amortized using the sum of the years’ digits method over ten years. All intangible assets must be evaluated for impairment if certain events or changes in circumstances occur. Any impairment write-downs would be recognized as expense on the consolidated statements of income.

At March 31, 2016, the Corporation does not have any indicators of potential impairment of either goodwill or core deposit intangibles.

Per Common Share Data

All per share computations include the effect of stock dividends distributed. The computation of net income per common share is provided in the table below.

	Three months ended March 31,
(in thousands, except per share data)	2016	2015
Net income available to common shareholders	$2,801	$2,404

Weighted average shares outstanding (basic)	7,960	6,128
Effect of dilutive stock options	64	80
Weighted average shares outstanding (diluted)	8,024	6,208

Basic earnings per common share	$0.35	$0.39
Diluted earnings per common share	$0.35	$0.39

Anti-dilutive stock options excluded from the
computation of earnings per share	74	37

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

Supplemental cash flow information is provided in the table below.

	Three months ended March 31,
(dollars in thousands)	2016	2015
Cash paid during the period for:
Income taxes	$80	$350
Interest	$2,007	$1,998

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718).  This standard introduces amendments intended to simplify the accounting for stock compensation. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  Early adoption is permitted.  The Corporation is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. From the lessee’s perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for lessees. From the lessor’s perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor does not convey risks and rewards or control, an operating lease results.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Corporation is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

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

Note 3-Securities

A summary of securities available-for-sale at March 31, 2016 and December 31, 2015 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof and investments in the obligations of states and municipalities. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At March 31, 2016, the fair value of the municipal bond portfolio was concentrated in the states of Pennsylvania at 64 percent and Texas at 12 percent.

	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2016
Debt securities:
U.S. agency	$14,071	$8	$(19)	$14,060
U.S. agency mortgage-backed, residential	104,240	2,473	0	106,713
State and municipal	78,213	1,011	(81)	79,143
Total debt securities	$196,524	$3,492	$(100)	$199,916
December 31, 2015
Debt securities:
U.S. agency	$17,554	$0	$(140)	$17,414
U.S. agency mortgage-backed, residential	119,266	1,472	(157)	120,581
State and municipal	74,573	937	(35)	75,475
Total debt securities	$211,393	$2,409	$(332)	$213,470

The amortized cost and estimated fair value of debt securities at March 31, 2016 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$14,558	$14,636
Due after one year through five years	127,334	129,886
Due after five years through ten years	43,763	44,340
Due after ten years	10,869	11,054
Total debt securities	$196,524	$199,916

Gross realized gains and losses on sales of securities available-for-sale are shown below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Three months ended
	March 31,
(dollars in thousands)	2016	2015
Realized gains	$194	$371
Realized losses	0	0
Net gains	$194	$371

Securities, issued by agencies of the federal government, with a carrying value of $138,871,000 and $186,097,000 on March 31, 2016 and December 31, 2015, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at March 31, 2016 and December 31, 2015.

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
March 31, 2016
Debt securities:
U.S. agency	2	$5,986	$(19)	0	$0	$0	2	$5,986	$(19)
State and municipal	22	12,357	(76)	2	1,036	(5)	24	13,393	(81)
Total temporarily impaired debt securities, available-for-sale	24	$18,343	$(95)	2	$1,036	$(5)	26	$19,379	$(100)
December 31, 2015
Debt securities:
U.S. agency	6	$17,414	$(140)	0	$0	$0	6	$17,414	$(140)
U.S. agency mortgage-backed, residential	8	18,991	(157)	0	0	0	8	18,991	(157)
State and municipal	27	11,272	(26)	4	1,886	(9)	31	13,158	(35)
Total temporarily impaired debt securities, available-for-sale	41	$47,677	$(323)	4	$1,886	$(9)	45	$49,563	$(332)

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

The Corporation believes that unrealized losses at March 31, 2016 were primarily the result of changes in market interest rates and that the Corporation has the ability to hold these investments for a time necessary to recover the amortized cost. Through March 31, 2016, the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

Note 4—Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of March 31, 2016 and December 31, 2015, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (FHLBP) and, to a lesser degree, Atlantic Community Bankers Bank (ACBB). Under the FHLBP’s Capital Plan, PeoplesBank is required to maintain a minimum member stock investment, as a condition of becoming and remaining a member and as a condition of obtaining borrowings from the FHLBP. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the periods ended March 31, 2016 and 2015. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended March 31, 2016 and 2015.

Note 5—Loans

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at March 31, 2016 and December 31, 2015. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance. Those industries representing the largest dollar investment and most risk are listed separately. The “Other” commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

	March 31,	% Total	December 31,	% Total
(dollars in thousands)	2016	Loans	2015	Loans
Builder & developer	$141,923	12.3	$133,978	11.9
Commercial real estate investor	210,016	18.3	191,994	17.1
Residential real estate investor	158,813	13.8	161,144	14.3
Hotel/Motel	83,589	7.3	84,171	7.5
Wholesale & retail	77,645	6.7	77,694	6.9
Manufacturing	32,988	2.9	30,325	2.7
Agriculture	41,366	3.6	41,217	3.7
Other	218,670	19.0	215,891	19.2
Total commercial related loans	965,010	83.9	936,414	83.4
Residential mortgages	68,418	5.9	70,094	6.2
Home equity	86,136	7.5	86,408	7.7
Other	30,583	2.7	30,295	2.7
Total consumer related loans	185,137	16.1	186,797	16.6
Total loans	$1,150,147	100.0	$1,123,211	100.0

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

The table below presents a summary of loan risk ratings by loan class at March 31, 2016 and December 31, 2015.

		Special
(dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total
March 31, 2016
Builder & developer	$131,096	$6,888	$3,847	$92	$141,923
Commercial real estate investor	203,806	388	5,822	0	210,016
Residential real estate investor	150,934	6,605	863	411	158,813
Hotel/Motel	83,178	0	0	411	83,589
Wholesale & retail	69,121	8,496	0	28	77,645
Manufacturing	29,586	2,776	626	0	32,988
Agriculture	40,627	349	0	390	41,366
Other	215,757	1,284	862	767	218,670
Total commercial related loans	924,105	26,786	12,020	2,099	965,010
Residential mortgage	68,121	0	97	200	68,418
Home equity	85,711	74	0	351	86,136
Other	30,189	118	129	147	30,583
Total consumer related loans	184,021	192	226	698	185,137
Total loans	$1,108,126	$26,978	$12,246	$2,797	$1,150,147

December 31, 2015
Builder & developer	$122,919	$6,775	$3,873	$411	$133,978
Commercial real estate investor	185,621	396	5,957	20	191,994
Residential real estate investor	153,072	6,601	874	597	161,144
Hotel/Motel	83,751	0	0	420	84,171
Wholesale & retail	69,973	7,678	0	43	77,694
Manufacturing	26,705	2,990	630	0	30,325
Agriculture	40,795	0	0	422	41,217
Other	212,971	1,131	855	934	215,891
Total commercial related loans	895,807	25,571	12,189	2,847	936,414
Residential mortgage	69,930	0	97	67	70,094
Home equity	85,690	516	0	202	86,408
Other	29,973	75	130	117	30,295
Total consumer related loans	185,593	591	227	386	186,797
Total loans	$1,081,400	$26,162	$12,416	$3,233	$1,123,211

Impaired Loans

The table below presents a summary of impaired loans at March 31, 2016 and December 31, 2015. Generally, impaired loans are loans risk rated substandard and nonaccrual. An allowance is established for individual commercial loans where the Corporation has doubt as to full recovery of the outstanding principal balance. The recorded investment represents outstanding unpaid principal loan balances adjusted for charge-offs.

	With No Allowance		With A Related Allowance			Total
	Recorded	Unpaid	Recorded	Unpaid	Related	Recorded	Unpaid
(dollars in thousands)	Investment	Principal	Investment	Principal	Allowance	Investment	Principal
March 31, 2016
Builder & developer	$3,939	$4,074	$0	$0	$0	$3,939	$4,074
Commercial real estate investor	5,822	5,837	0	0	0	5,822	5,837
Residential real estate investor	462	1,186	812	854	192	1,274	2,040
Hotel/Motel	411	411	0	0	0	411	411
Wholesale & retail	293	293	0	0	0	293	293
Manufacturing	626	626	0	0	0	626	626
Agriculture	0	0	390	390	263	390	390
Other commercial	1,629	1,744	0	0	0	1,629	1,744
Total impaired commercial related loans	13,182	14,171	1,202	1,244	455	14,384	15,415
Residential mortgage	297	339	0	0	0	297	339
Home equity	351	391	0	0	0	351	391
Other consumer	276	293	0	0	0	276	293
Total impaired consumer related loans	924	1,023	0	0	0	924	1,023
Total impaired loans	$14,106	$15,194	$1,202	$1,244	$455	$15,308	$16,438

December 31, 2015
Builder & developer	$4,284	$4,917	$0	$0	$0	$4,284	$4,917
Commercial real estate investor	5,977	5,991	0	0	0	5,977	5,991
Residential real estate investor	649	1,199	822	864	142	1,471	2,063
Hotel/Motel	420	420	0	0	0	420	420
Wholesale & retail	309	309	0	0	0	309	309
Manufacturing	630	630	0	0	0	630	630
Agriculture	0	0	422	422	263	422	422
Other commercial	1,789	1,904	0	0	0	1,789	1,904
Total impaired commercial related loans	14,058	15,370	1,244	1,286	405	15,302	16,656
Residential mortgage	164	188	0	0	0	164	188
Home equity	202	242	0	0	0	202	242
Other consumer	247	265	0	0	0	247	265
Total impaired consumer related loans	613	695	0	0	0	613	695
Total impaired loans	$14,671	$16,065	$1,244	$1,286	$405	$15,915	$17,351

The table below presents a summary of average impaired loans and related interest income that was included in net income for the three months ended March 31, 2016 and 2015.

	With No Related Allowance			With A Related Allowance			Total
	Average	Total	Cash Basis	Average	Total	Cash Basis	Average	Total	Cash Basis
	Recorded	Interest	Interest	Recorded	Interest	Interest	Recorded	Interest	Interest
(dollars in thousands)	Investment	Income	Income	Investment	Income	Income	Investment	Income	Income
Three months ended March 31, 2016
Builder & developer	$4,111	$59	$0	$0	$0	$0	$4,111	$59	$0
Commercial real estate investor	5,899	76	0	0	0	0	5,899	76	0
Residential real estate investor	555	5	0	817	7	0	1,372	12	0
Hotel/Motel	416	2	2	0	0	0	416	2	2
Wholesale & retail	301	3	0	0	0	0	301	3	0
Manufacturing	628	10	0	0	0	0	628	10	0
Agriculture	0	0	0	406	0	0	406	0	0
Other commercial	1,709	18	4	0	0	0	1,709	18	4
Total impaired commercial related loans	13,619	173	6	1,223	7	0	14,842	180	6
Residential mortgage	230	0	0	0	0	0	230	0	0
Home equity	277	1	1	0	0	0	277	1	1
Other consumer	261	3	2	0	0	0	261	3	2
Total impaired consumer related loans	768	4	3	0	0	0	768	4	3
Total impaired loans	$14,387	$177	$9	$1,223	$7	$0	$15,610	$184	$9

Three months ended March 31, 2015
Builder & developer	$3,946	$60	$1	$2,045	$0	$0	$5,991	$60	$1
Commercial real estate investor	4,474	296	249	1,876	32	32	6,350	328	281
Residential real estate investor	1,077	16	0	795	(3)	0	1,872	13	0
Hotel/Motel	515	3	3	0	0	0	515	3	3
Wholesale & retail	392	5	2	0	0	0	392	5	2
Manufacturing	652	10	0	0	0	0	652	10	0
Agriculture	0	0	0	428	7	0	428	7	0
Other commercial	1,299	24	2	237	0	0	1,536	24	2
Total impaired commercial related loans	12,355	414	257	5,381	36	32	17,736	450	289
Residential mortgage	175	2	3	0	0	0	175	2	3
Home equity	125	0	0	0	0	0	125	0	0
Other consumer	390	6	4	0	0	0	390	6	4
Total impaired consumer related loans	690	8	7	0	0	0	690	8	7
Total impaired loans	$13,045	$422	$264	$5,381	$36	$32	$18,426	$458	$296

Past Due and Nonaccrual

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule that shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at March 31, 2016 and December 31, 2015.

			≥ 90 Days
	30-59	60-89	Past Due		Total Past
	Days	Days	and		Due and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Loans
March 31, 2016
Builder & developer	$570	$0	$307	$92	$969	$140,954	$141,923
Commercial real estate investor	215	0	0	0	215	209,801	210,016
Residential real estate investor	0	0	0	411	411	158,402	158,813
Hotel/Motel	0	0	0	411	411	83,178	83,589
Wholesale & retail	119	138	0	28	285	77,360	77,645
Manufacturing	0	0	0	0	0	32,988	32,988
Agriculture	0	0	200	390	590	40,776	41,366
Other	0	0	193	767	960	217,710	218,670
Total commercial related loans	904	138	700	2,099	3,841	961,169	965,010
Residential mortgage	271	0	79	200	550	67,868	68,418
Home equity	156	54	75	351	636	85,500	86,136
Other	150	59	12	147	368	30,215	30,583
Total consumer related loans	577	113	166	698	1,554	183,583	185,137
Total loans	$1,481	$251	$866	$2,797	$5,395	$1,144,752	$1,150,147

December 31, 2015
Builder & developer	$398	$308	$0	$411	$1,117	$132,861	$133,978
Commercial real estate investor	216	396	0	20	632	191,362	191,994
Residential real estate investor	0	304	0	597	901	160,243	161,144
Hotel/Motel	0	0	0	420	420	83,751	84,171
Wholesale & retail	0	119	0	43	162	77,532	77,694
Manufacturing	0	0	0	0	0	30,325	30,325
Agriculture	0	0	0	422	422	40,795	41,217
Other	324	0	198	934	1,456	214,435	215,891
Total commercial related loans	938	1,127	198	2,847	5,110	931,304	936,414
Residential mortgage	0	0	249	67	316	69,778	70,094
Home equity	485	71	0	202	758	85,650	86,408
Other	171	163	37	117	488	29,807	30,295
Total consumer related loans	656	234	286	386	1,562	185,235	186,797
Total loans	$1,594	$1,361	$484	$3,233	$6,672	$1,116,539	$1,123,211

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

There were no loans whose terms have been modified under TDRs during the three months ended March 31, 2016 and 2015. There were no defaults during the three months ended March 31, 2016 for TDRs entered into during the previous 12 month period.

NOTE 6 – Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the three months ended March 31, 2016 and 2015.

	Allowance for Loan Losses
	January 1, 2016				March 31, 2016
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$1,934	$0	$0	$129	$2,063
Commercial real estate investor	2,337	0	0	270	2,607
Residential real estate investor	2,101	(186)	0	252	2,167
Hotel/Motel	837	0	0	(5)	832
Wholesale & retail	701	0	1	(10)	692
Manufacturing	223	(140)	0	228	311
Agriculture	548	0	0	1	549
Other commercial	2,054	(42)	0	124	2,136
Total commercial related loans	10,735	(368)	1	989	11,357
Residential mortgage	67	(24)	0	30	73
Home equity	161	0	0	1	162
Other consumer	261	(27)	4	(27)	211
Total consumer related loans	489	(51)	4	4	446
Unallocated	1,480	0	0	(193)	1,287
Total	$12,704	$(419)	$5	$800	$13,090

	Allowance for Loan Losses
	January 1, 2015				March 31, 2015
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,236	$0	$0	$(113)	$2,123
Commercial real estate investor	2,204	0	0	407	2,611
Residential real estate investor	1,484	(489)	2	485	1,482
Hotel/Motel	671	0	0	17	688
Wholesale & retail	691	0	14	7	712
Manufacturing	201	0	0	(6)	195
Agriculture	329	0	0	9	338
Other commercial	1,554	(190)	0	56	1,420
Total commercial related loans	9,370	(679)	16	862	9,569
Residential mortgage	64	(28)	20	92	148
Home equity	176	(40)	0	67	203
Other consumer	216	(23)	7	(16)	184
Total consumer related loans	456	(91)	27	143	535
Unallocated	1,336	0	0	(5)	1,331
Total	$11,162	$(770)	$43	$1,000	$11,435

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment at March 31, 2016 and 2015 and December 31, 2015.

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated For	Evaluated For		Evaluated For	Evaluated For
(dollars in thousands)	Impairment	Impairment	Balance	Impairment	Impairment	Balance
March 31, 2016
Builder & developer	$0	$2,063	$2,063	$3,939	$137,984	$141,923
Commercial real estate investor	0	2,607	2,607	5,822	204,194	210,016
Residential real estate investor	192	1,975	2,167	1,274	157,539	158,813
Hotel/Motel	0	832	832	411	83,178	83,589
Wholesale & retail	0	692	692	293	77,352	77,645
Manufacturing	0	311	311	626	32,362	32,988
Agriculture	263	286	549	390	40,976	41,366
Other commercial	0	2,136	2,136	1,629	217,041	218,670
Total commercial related	455	10,902	11,357	14,384	950,626	965,010
Residential mortgage	0	73	73	297	68,121	68,418
Home equity	0	162	162	351	85,785	86,136
Other consumer	0	211	211	276	30,307	30,583
Total consumer related	0	446	446	924	184,213	185,137
Unallocated	0	1,287	1,287	-	-	-
Total	$455	$12,635	$13,090	$15,308	$1,134,839	$1,150,147

December 31, 2015
Builder & developer	$0	$1,934	$1,934	$4,284	$129,694	$133,978
Commercial real estate investor	0	2,337	2,337	5,977	186,017	191,994
Residential real estate investor	142	1,959	2,101	1,471	159,673	161,144
Hotel/Motel	0	837	837	420	83,751	84,171
Wholesale & retail	0	701	701	309	77,385	77,694
Manufacturing	0	223	223	630	29,695	30,325
Agriculture	263	285	548	422	40,795	41,217
Other commercial	0	2,054	2,054	1,789	214,102	215,891
Total commercial related	405	10,330	10,735	15,302	921,112	936,414
Residential mortgage	0	67	67	164	69,930	70,094
Home equity	0	161	161	202	86,206	86,408
Other consumer	0	261	261	247	30,048	30,295
Total consumer related	0	489	489	613	186,184	186,797
Unallocated	0	1,480	1,480	-	-	-
Total	$405	$12,299	$12,704	$15,915	$1,107,296	$1,123,211

March 31, 2015
Builder & developer	$703	$1,420	$2,123	$6,009	$120,628	$126,637
Commercial real estate investor	800	1,811	2,611	6,149	155,486	161,635
Residential real estate investor	113	1,369	1,482	2,006	109,491	111,497
Hotel/Motel	0	688	688	509	80,932	81,441
Wholesale & retail	0	712	712	390	77,065	77,455
Manufacturing	0	195	195	649	32,446	33,095
Agriculture	100	238	338	424	43,425	43,849
Other commercial	0	1,420	1,420	1,625	191,952	193,577
Total commercial related	1,716	7,853	9,569	17,761	811,425	829,186
Residential mortgage	0	148	148	204	74,461	74,665
Home equity	0	203	203	141	83,488	83,629
Other consumer	0	184	184	388	32,924	33,312
Total consumer related	0	535	535	733	190,873	191,606
Unallocated	0	1,331	1,331	-	-	-
Total	$1,716	$9,719	$11,435	$18,494	$1,002,298	$1,020,792

Note 7—Deposits

The composition of deposits as of March 31, 2016 and December 31, 2015 is shown below.

	March 31,	December 31,
(dollars in thousands)	2016	2015
Noninterest bearing demand	$168,510	$162,982
NOW	105,607	102,943
Money market	373,689	360,983
Savings	73,653	69,646
Time deposits less than $100,000	238,014	238,392
Time deposits $100,000 to $250,000	123,488	122,730
Time deposits $250,000 or more	37,872	36,473
Total deposits	$1,120,833	$1,094,149

Note 8—Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. At March 31, 2016, the balance of securities sold under agreements to repurchase was $19,922,000 compared to $74,510,000 at December 31, 2015. At March 31, 2016, the balance of other short-term borrowings was $6,664,000. At December 31, 2015 there were no other short-term borrowings.

The following table presents a summary of long-term debt as of March 31, 2016 and December 31, 2015. PeoplesBank’s long-term debt obligations to the FHLBP are fixed rate instruments. Under terms of a blanket collateral agreement with the FHLBP, the obligations are secured by FHLBP stock and PeoplesBank qualifying loan receivables, principally real estate secured loans.

	March 31,	December 31,
(dollars in thousands)	2016	2015
PeoplesBank’s obligations:
Federal Home Loan Bank of Pittsburgh (FHLBP)
Due July 2016, 2.35%	5,000	5,000
Due September 2016, 1.18%	10,000	10,000
Due October 2016, 1.06%	10,000	10,000
Due October 2016, 1.10%	10,000	10,000
Due April 2017, 0.97%	10,000	10,000
Due November 2017, 1.19%	5,000	5,000
Due March 2018, 1.17%	10,000	10,000
Due June 2018, 1.87%	5,000	5,000
Due November 2018, 1.62%	5,000	5,000
Due June 2019, 2.10%	5,000	5,000
Due June 2019, 1.64%	5,000	5,000
Due June 2020, 1.87%	15,000	15,000
Due June 2021, 2.14%	15,000	15,000
Total FHLBP	110,000	110,000
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 2.65%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 2.16% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Total long-term debt	$120,310	$120,310

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

As of March 31, 2016, Codorus Valley and PeoplesBank met the minimum requirements of the Basel III framework, and PeoplesBank’s capital ratios exceeded the amount to be considered “well capitalized” as defined in the regulations. The table below provides a comparison of the Corporation’s and PeoplesBank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirement for the periods indicated.

			Minimum for		Well Capitalized
	Actual		Capital Adequacy (1)		Minimum (2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at March 31, 2016
Capital ratios:
Common equity Tier 1	$145,460	12.55%	$59,388	5.125%	n/a	n/a
Tier 1 risk based	155,460	13.42	76,770	6.625	n/a	n/a
Total risk based	168,550	14.55	99,946	8.625	n/a	n/a
Leverage	155,460	10.99	56,560	4.00	n/a	n/a

at December 31, 2015
Capital ratios:
Common equity Tier 1	$143,456	12.56%	$51,395	4.50%	n/a	n/a
Tier 1 risk based	165,456	14.49	68,527	6.00	n/a	n/a
Total risk based	178,160	15.60	91,370	8.00	n/a	n/a
Leverage	165,456	11.73	56,398	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at March 31, 2016
Capital ratios:
Common equity Tier 1	$152,053	13.16%	$59,214	5.125%	$75,101	6.50%
Tier 1 risk based	152,053	13.16	76,545	6.625	92,432	8.00
Total risk based	165,143	14.29	99,653	8.625	115,540	10.00
Leverage	152,053	10.78	56,425	4.00	70,532	5.00

at December 31, 2015
Capital ratios:
Common equity Tier 1	$149,073	13.10%	$51,227	4.50%	$73,994	6.50%
Tier 1 risk based	149,073	13.10	68,302	6.00	91,070	8.00
Total risk based	161,777	14.21	91,070	8.00	113,837	10.00
Leverage	149,073	10.60	56,248	4.00	70,310	5.00

(1) Minimum amounts and ratios as of March 31, 2016 include the first year phase in of the capital conservation buffer of 0.625 percent required by the Basel III framework. The conservation buffer is to be phased in over a four year period beginning January 1, 2016, with the full 2.5 percent required as of January 1, 2019.

(2) To be “well capitalized” under the prompt corrective action provisions in the Basel III framework. “Well capitalized” applies to PeoplesBank only.

Note 10—Shareholders’ Equity

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

The Corporation raised net proceeds of approximately $32,500,000, resulting from the gross amount of the public offering transaction and the exercise of the purchase options of $34,500,000, less related underwriting discounts, commissions and offering expense of approximately $2,000,000. Approximately $19,800,000 of the net proceeds from the public offering were invested in the Corporation’s Bank subsidiary, PeoplesBank. A portion of the proceeds were used to redeem the remaining $12,000,000 of Series B preferred held by the United States Department of Treasury on February 18, 2016. The remaining proceeds were used for general corporate purposes.

Preferred Stock Issued under the US Treasury’s Small Business Lending Fund Program

The U.S. Department of the Treasury (“Treasury”) had a capital investment in the Corporation pursuant to the Corporation’s participation in the Treasury’s Small Business Lending Funding Program (“SBLF Program”). In August 2011, the Corporation sold to the Treasury, for an aggregate purchase price of $25,000,000, 25,000 shares of non-cumulative, perpetual preferred stock, Series B, $1,000 liquidation value, $2.50 par value. On May 30, 2014, the Corporation redeemed 13,000 of the 25,000 outstanding shares of the Corporation’s preferred stock that had been issued to the Treasury, leaving 12,000 outstanding shares representing $12,000,000 of preferred stock. On February 18, 2016, the Corporation redeemed the remaining $12,000,000 of Series B preferred stock issued to the Treasury as reported on Form 8-K filed on February 19, 2016.

The annualized dividend rate on the preferred stock issued under the SBLF Program was 1 percent for the three months ended March 31, 2016 and 2015.

Common Stock Dividend

Periodically, the Corporation distributes stock dividends on its common stock. The Corporation distributed a 5 percent stock dividend on December 8, 2015 and December 9, 2014 which resulted in the issuance of 294,161 and 275,900 additional common shares, respectively.

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

Note 12—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $18,210,000 of standby letters of credit outstanding on March 31, 2016, compared to $19,037,000 on December 31, 2015. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of March 31, 2016 and December 31, 2015, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

		Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
(dollars in thousands)	Total	Identical Assets	Inputs	Inputs
March 31, 2016
Securities available-for-sale:
U.S. agency	$14,060	$0	$14,060	$0
U.S. agency mortgage-backed, residential	106,713	0	106,713	0
State and municipal	79,143	0	79,143	0

December 31, 2015
Securities available-for-sale:
U.S. agency	$17,414	$0	$17,414	$0
U.S. agency mortgage-backed, residential	120,581	0	120,581	0
State and municipal	75,475	0	75,475	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans

Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At March 31, 2016, the fair value of impaired loans with a valuation allowance or charge-off was $1,396,000, which is net of valuation allowances of $455,000 and charge-offs of $958,000. At December 31, 2015 the fair value of impaired loans with a valuation allowance or charge-off was $1,846,000, which is net of valuation allowances of $405,000 and charge-offs of $1,262,000.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. At March 31, 2016, the fair value of foreclosed real estate with a valuation allowance or write-down was $1,857,000, which is net of valuation allowances of $920,000 and no write-downs. At December 31, 2015, the carrying value of foreclosed real estate with a valuation allowance or write-down was $2,003,000, which is net of valuation allowances of $981,000 and write-downs of $34,000.

		Fair Value Measurements
		(Level 1)		(Level 3)
		Quoted Prices in	(Level 2)	Significant Other
		Active Markets for	Significant Other	Unobservable
(dollars in thousands)	Total	Identical Assets	Observable Inputs	Inputs
March 31, 2016
Impaired loans	$1,396	$0	$0	$1,396
Foreclosed real estate	1,857	0	0	1,857

December 31, 2015
Impaired loans	$1,846	$0	$0	$1,846
Foreclosed real estate	2,003	0	0	2,003

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation		Unobservable		Weighted
(dollars in thousands)	Estimate	Techniques		Input	Range	Average
March 31, 2016
Impaired loans	$1,396	Appraisal	(1)	Appraisal adjustments (2)	15% - 25%	18%
Foreclosed real estate	1,857	Appraisal	(1)	Appraisal adjustments (2)	12% - 25%	14%

December 31, 2015
Impaired loans	$1,846	Appraisal	(1)	Appraisal adjustments (2)	15% - 25%	16%
Foreclosed real estate	2,003	Appraisal	(1)	Appraisal adjustments (2)	7% - 38%	34%

(1)	Fair value is generally determined through independent appraisals, which generally include various level 3 inputs that are not identifiable.

(2)	Appraisals may be adjusted downward by the Corporation’s management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of the Corporation’s financial instruments as of March 31, 2016 and December 31, 2015:

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

The following presents the carrying amounts and estimated fair values of the Corporation’s financial instruments as of March 31, 2016 and December 31, 2015.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices	Significant	Significant
			in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
(dollars in thousands)	Amount	Fair Value	Identical Assets	Inputs	Inputs
March 31, 2016
Financial assets
Cash and cash equivalents	$12,437	$12,437	$12,437	$0	$0
Securities available-for-sale	199,916	199,916	0	199,916	0
Restricted investment in bank stocks	5,371	5,371	0	5,371	0
Loans held for sale	1,499	1,516	0	1,516	0
Loans, net	1,137,057	1,147,759	0	0	1,147,759
Interest receivable	3,931	3,931	0	3,931	0

Financial liabilities
Deposits	$1,120,833	$1,121,809	$0	$1,121,809	$0
Short-term borrowings	26,586	26,586	0	26,586	0
Long-term debt	120,310	118,018	0	111,120	6,898
Interest payable	510	510	0	510	0

Off-balance sheet instruments	0	0	0	0	0

December 31, 2015
Financial assets
Cash and cash equivalents	$57,485	$57,485	$57,485	$0	$0
Securities available-for-sale	213,470	213,470	0	213,470	0
Restricted investment in bank stocks	5,028	5,028	0	5,028	0
Loans held for sale	564	574	0	574	0
Loans, net	1,110,507	1,119,758	0	0	1,119,758
Interest receivable	4,003	4,003	0	4,003	0

Financial liabilities
Deposits	$1,094,149	$1,092,819	$0	$1,092,819	$0
Short-term borrowings	74,510	74,510	0	74,510	0
Long-term debt	120,310	117,041	0	110,195	6,846
Interest payable	468	468	0	468	0

Off-balance sheet instruments	0	0	0	0	0

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

Gross amounts Not Offset in
		Gross	Net Amounts	the Statements of Condition
	Gross	Amounts	of Liabilities	Financial Instruments
	Amounts of	Offset in the	Presented in	U.S. agency		Cash
	Recognized	Statements	the Statements	mortgage-backed,		Collateral	Net
(dollars in thousands)	Liabilities	of Condition	of Condition	residential	U.S. agency	Pledged	Amount
March 31, 2016
Repurchase Agreements	$19,922	$0	$19,922	$(19,922)	0	$0	$0

December 31, 2015
Repurchase Agreements	$74,510	$0	$74,510	(63,162)	(11,348)	$0	$0

As of March 31, 2016 and December 31, 2015, the fair value of securities pledged in connection with repurchase agreements was $37,489,000 and $75,094,000, respectively.

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

Critical Accounting Policies

The Corporation’s critical accounting policies, as summarized in Note 1—Summary of Significant Accounting Policies, include those related to the allowance for loan losses, valuation of foreclosed real estate, evaluation of other-than-temporary impairment of securities, and determination of acquisition-related goodwill and fair value adjustments, which require management to make significant judgments, estimates and assumptions that have a material impact on the carrying value of the respective assets and liabilities. For this Form 10-Q, there were no material changes made to the Corporation’s critical accounting policies, which are more fully disclosed in Item 7 of the Corporation’s previously filed Annual Report on Form 10-K for the year ended December 31, 2015.

Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015

Financial Highlights

The Corporation’s net income available to common shareholders (earnings) was $2,801,000 for the quarter ended March 31, 2016, as compared to $2,404,000 for the quarter ended March 31, 2015, an increase of $397,000 or 17 percent.

•	Net interest income for the first quarter of 2016 increased $1,287,000 or 11 percent above the same period in 2015, primarily due to increased interest income from a higher volume of commercial loans in the first quarter of 2016 as compared to the first quarter of 2015.

•	The provision for loan losses for the first quarter of 2016 was $800,000, representing a $200,000 decrease as compared to a provision of $1,000,000 for the first quarter of 2015. The decrease in the provision for loan losses was attributable to a $313,000 reduction in net charge-offs in the first quarter of 2016 as compared to the same period in 2015. The allowance as a percentage of total loans was 1.14 percent at March 31, 2016, as compared to 1.13 percent at December 31, 2015, and 1.12 percent at March 31, 2015.

•	Noninterest income for the first quarter of 2016 increased $28,000 or 1 percent compared to the first quarter of 2015. While noninterest income was relatively flat, there were increases in both wealth management income and service fees on deposit accounts, which were offset by a decrease in gains from sales of mortgage loans and securities.

•	Noninterest expenses in the first quarter of 2016 were $869,000 or 9 percent higher than the first quarter of 2015. Personnel costs, which include compensation and benefit expenses, accounted for the majority of the increase. The higher costs are due to a combination of normal business growth and 2016 including a full quarter impact of the Corporation’s January 2015 acquisition of Madison Bancorp, Inc. Marketing costs increased $250,000 due to planned initiatives related to the continued expansion of the franchise along with initial expenses associated with the acquisition of the naming rights to the facility that houses a local independent league baseball team.

•	The provision for income taxes for the first quarter of 2016 increased by $263,000 or 26 percent as compared to the first quarter of 2015. Pre-tax income in the first quarter of 2016 was 19 percent more than the first quarter of 2015. The increase is also due to a higher effective tax rate resulting from a lower level of tax-exempt investment income in the first quarter of 2016 as compared to the prior year.

•	The Corporation’s net interest margin (tax-equivalent basis) for the first quarter of 2016 was 3.95 percent, compared to 3.93 percent for the first quarter of 2015. PeoplesBank continues to have success in growing low cost core deposits and reducing the cost of time deposits, while maintaining reasonable loan yields in a highly competitive low interest rate environment.

The schedule below presents selected performance metrics for the first quarter of both 2016 and 2015. Per share computations include the effect of stock dividends, including the 5 percent common stock dividend declared and distributed in the fourth quarter of 2015.

	Three months ended March 31,
	2016	2015
Basic earnings per common share	$0.35	$0.39
Diluted earnings per common share	$0.35	$0.39
Cash dividend payout ratio	36.93%	30.32%
Return on average assets	0.79%	0.75%
Return on average equity	7.22%	8.18%
Net interest margin (tax equivalent basis)	3.95%	3.93%
Net overhead ratio	2.33%	2.33%
Efficiency ratio	67.33%	68.19%
Average equity to average assets	11.00%	9.13%

A more detailed analysis of the factors and trends affecting the Corporation’s earnings and financial position follows.

Income Statement Analysis

Net Interest Income

Net interest income for the quarter ended March 31, 2016 was $12,965,000, an increase of $1,287,000 or 11 percent compared to net interest income of $11,678,000 for the first quarter of 2015. The increase was driven by an increase in the average volume of interest earning assets, primarily commercial loans. The Corporation’s net interest margin, computed as net interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets for the quarter, was 3.95 percent for the first quarter of 2016, compared to the 3.93 percent net interest margin for the first quarter of 2015. The slight increase was primarily a result of growing low cost core deposits and reducing the cost of time deposits, while maintaining reasonable loan yields in a highly competitive low rate environment.

Total interest income for the first quarter of 2016 was $15,014,000, an increase of $1,328,000 or 10 percent above the amount of total interest income for the first quarter of 2015. The increase was primarily a result of a significant increase in loan income, partially offset by a decline in investment income.

Interest income on loans increased $1,504,000 or 12 percent in the first quarter of 2016 compared to the same period in 2015. The average volume of loans increased approximately $139,546,000 or 14 percent in the first quarter of 2016 compared to the same quarter in 2015, reflecting core commercial loan growth over the past year. The impact of the increased loan volume on interest income was slightly offset by a decrease in the overall tax-equivalent yield on loans for the first quarter of 2016, which declined by 13 basis points compared to the first quarter of 2015. Maturing loans had slightly higher yields, on average, than new loans as a result of the continuing low interest rates and competitive market pricing.

Investment income for the first quarter of 2016 decreased $165,000 or 12 percent compared to the first quarter of 2015. Contributing to the decrease, the tax-equivalent yield on investments for the first quarter of 2016 was 2.70 percent or 30 basis points lower than the taxable-equivalent investment yield of 3.00 percent for the first quarter of 2015. Yields on maturing investments, primarily tax-exempt municipal securities and mortgage-backed securities, were generally higher than yields on new investments purchased in the current lower interest rate environment. Also, the average balance of investment securities decreased 1 percent when comparing the first quarter of 2016 to the same period in 2015, as some funds from investment maturities and sales were not fully reinvested, but were used for other purposes, including providing funds to support loan growth and normal business operations.

Total interest expense for the first quarter of 2016 totaled $2,049,000, an increase of $41,000 or 2 percent as compared to total interest expense of $2,008,000 for the first quarter of 2015. An increase in both the average volume and cost of long-term borrowings, used to fund commercial loans of a similar duration, more than offset a favorable decrease in the cost of deposits.

Interest expense on deposits decreased $130,000 or 8 percent in the first quarter of 2016 compared to the same period in 2015. The decrease was attributable to an increase in lower cost core deposits and a reduction in higher cost time deposits. The average rate paid on interest-bearing deposits in the first quarter of 2016 was 0.65 percent, a decrease from the average rate of 0.72 percent paid on interest-bearing deposits during the first quarter of 2015. The average balance of interest-bearing deposits for the first quarter of 2016 increased by $9,378,000 or 1 percent compared to the first quarter of 2015, primarily in lower cost core deposits. Also, the Corporation experienced a favorable increase in noninterest-bearing deposits, with the average balance for the first quarter of 2016 increasing to $161,299,000 as compared to $128,255,000 for the first quarter of 2015.

Interest expense on borrowings for the first quarter of 2016 increased by $171,000 or 46 percent compared to the first quarter of 2015, due primarily to an increase in the average balance of long-term debt. Outstanding long-term borrowings averaged $120,310,000 for the first quarter of 2016, compared to an average balance of approximately $90,397,000 for the first quarter of 2015. The increase related primarily to new FHLBP advances totaling $35,000,000 obtained in June 2015. The advances obtained in 2015 are borrowings with intermediate term bullet maturities to supplement deposits for funding expected loan growth, and to provide a partial hedge against rising market interest rates by having maturities similar to the amortization of fixed rate commercial loans in the Corporation’s portfolio. The average long-term borrowings rate for the first quarter of 2016 was 1.62 percent, an increase, as compared to the rate of 1.47 percent for the first quarter of 2015.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended March 31,
		2016			2015
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$4,170	$8	0.77%	$29,988	$19	0.26%
Investment securities:
Taxable	135,075	770	2.29	146,127	938	2.60
Tax-exempt	73,790	633	3.45	65,709	630	3.89
Total investment securities	208,865	1,403	2.70	211,836	1,568	3.00

Loans:
Taxable (1)	1,114,673	13,680	4.94	971,494	12,126	5.06
Tax-exempt	18,578	197	4.26	22,211	270	4.93
Total loans	1,133,251	13,877	4.93	993,705	12,396	5.06
Total earning assets	1,346,286	15,288	4.57	1,235,529	13,983	4.59
Other assets (2)	72,054			68,721
Total assets	$1,418,340			$1,304,250
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$463,089	$415	0.36%	$415,620	$332	0.32%
Savings	70,941	18	0.10	62,670	15	0.10
Time	397,356	1,077	1.09	443,717	1,293	1.18
Total interest bearing deposits	931,386	1,510	0.65	922,007	1,640	0.72
Short-term borrowings	41,722	54	0.52	35,252	41	0.47
Long-term debt	120,310	485	1.62	90,397	327	1.47
Total interest bearing liabilities	1,093,418	2,049	0.75	1,047,656	2,008	0.78

Noninterest bearing deposits	161,299			128,255
Other liabilities	7,556			9,300
Shareholders’ equity	156,067			119,039

Total liabilities and
shareholders’ equity	$1,418,340			$1,304,250
Net interest income (tax equivalent basis)		$13,238			$11,975
Net interest margin (3)			3.95%			3.93%
Tax equivalent adjustment		(273)			(297)
Net interest income		$12,965			$11,678

(1)	Average balance includes average nonaccrual loans of $3,083,000 for 2016 and $9,168,000 for 2015. Interest includes net loan fees of $705,000 for 2016 and $509,000 for 2015.

(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.
(3)	Net interest income (tax equivalent basis) annualized as a percentage of average earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended March 31, 2016 vs. 2015
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$(16)	$5	$(11)
Investment securities:
Taxable	3	(171)	(168)
Tax-exempt	77	(74)	3
Loans:
Taxable	2,049	(495)	1,554
Tax-exempt	(45)	(28)	(73)
Total interest income	2,068	(763)	1,305
Interest Expense
Deposits:
Interest bearing demand	45	38	83
Savings	3	0	3
Time	(135)	(81)	(216)
Short-term borrowings	(2)	15	13
Long-term debt	104	54	158
Total interest expense	15	26	41
Net interest income	$2,053	$(789)	$1,264

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

The provision for loan losses is an expense charged to earnings to cover the estimated losses attributable to uncollectible loans. The provision reflects management’s judgment of an appropriate level for the allowance for loan losses. For the first quarter of 2016, the provision for loan losses was $800,000 as compared to a provision of $1,000,000 for the first quarter of 2015. Despite the comparatively lower provision for the first quarter of 2016 versus the same period in 2015, the allowance as a percentage of total loans was 1.14 percent at March 31, 2016, as compared to 1.13 percent at December 31, 2015, and 1.12 percent at March 31, 2015. The decreased provision for the first quarter of 2016 as compared to the first quarter of 2015 was impacted by a reduction in the net charge-offs of $313,000.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 52.

Noninterest Income

The following table presents the components of total noninterest income for the first quarter of 2016, compared to the first quarter of 2015.

Table 3 - Noninterest income

	Three months ended March 31,		Change Increase (Decrease)
(dollars in thousands)	2016	2015	$	%

Trust and investment services fees	$617	$601	$16	3%
Income from mutual fund, annuity and insurance sales	259	156	103	66
Service charges on deposit accounts	837	757	80	11
Income from bank owned life insurance	174	171	3	2
Other income	189	150	39	26
Gain on sales of loans held for sale	115	151	(36)	(24)
Gain on sales of securities	194	371	(177)	(48)
Total noninterest income	$2,385	$2,357	$28	1%

The discussion that follows addresses changes in selected categories of noninterest income.

Income from mutual fund, annuity and insurance sales—The $103,000 or 66 percent increase in income from the sale of mutual fund, annuity and insurance products by Codorus Valley Financial Advisors, Inc. (“CVFA”), a subsidiary of PeoplesBank, was due to the higher volume of assets under management during the first quarter of 2016 and the success of recently hired commissioned sales representatives.

Service charges on deposit accounts—The $80,000 or 11 percent increase in service charge income on deposit accounts was due to an increase in the volume of demand deposit accounts subject to fees as well as fee schedule increases implemented during the first quarter 2015. These increased fees were in effect during the entire first quarter of 2016.

Gain on sales of loans held for sale—The $36,000 or 24 percent decrease in gains from the sale of residential mortgage loans held for sale reflects a reduction in the sale price per loan due to PeoplesBank retaining the servicing of sold loans beginning in January 2016.

Gain on sales of securities—The first quarter of 2016 included $194,000 in gains from the sales of four securities. This represents a $177,000 or 48 percent decrease from the $371,000 recognized in the first quarter of 2015. Securities sold included those where market pricing provided a favorable return at the time of the sale, versus holding the respective securities to maturity. Sales in the first quarter of 2016 provided cash to meet short-term liquidity needs.

Noninterest Expense

The following table presents the components of total noninterest expense for the first quarter of 2016, compared to the first quarter of 2015.

Table 4 - Noninterest expense

	Three months ended March 31,		Change Increase (Decrease)
(dollars in thousands)	2016	2015	$	%

Personnel	$5,997	$5,260	$737	14%
Occupancy of premises, net	897	800	97	12
Furniture and equipment	725	678	47	7
Postage, stationery and supplies	173	163	10	6
Professional and legal	163	174	(11)	(6)
Marketing	469	219	250	114
FDIC insurance	166	175	(9)	(5)
Debit card processing	297	202	95	47
Charitable donations	741	724	17	2
Telephone	162	161	1	1
External data processing	333	282	51	18
Merger related	0	425	(425)	nm*
Foreclosed real estate including losses on sales	40	117	(77)	(66)
Other	295	209	86	41
Total noninterest expense	$10,458	$9,589	$869	9%

*nm – not meaningful

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $737,000 or 14 percent increase in personnel expense was due largely to the addition of new employees to support the Corporation’s continued business growth, increased cost of health insurance and a full quarter impact of the Corporation’s January 2015 acquisition of Madison Bancorp, Inc.

Occupancy; furniture and equipment – The $144,000 or 10 percent increase in combined occupancy and furniture and equipment costs was due to PeoplesBank relocating the South Hanover Branch into a newly constructed facility and the completion of renovations to the administrative services center in December 2015. Two limited facility branches were also added with one opening during the fourth quarter of 2015 and the other during the first quarter of 2016.

Marketing—The $250,000 or 114 percent increase in marketing expenses was due to planned initiatives related to the continued expansion of our franchise along with the initial expenses associated with the acquisition of the naming rights to PeoplesBank Park, the facility that houses the York, Pennsylvania based York Revolution independent league baseball team.

Debit card processing—The $95,000 or 47 percent increase in debit card processing costs reflects higher debit card transaction volumes and the reissuance costs associated with upgrading PeoplesBank’s debit cards to EMV chip card technology.

External data processing—The $51,000 or 18 percent increase in external data processing expenses reflects increased reliance on outsourcing transaction processing to specialized vendors, which is typically performed on their hosted and secure websites. The Corporation continues to expand and enhance electronic banking services provided to our clients and has outsourced statement printing and mailing services, resulting in higher external data processing costs.

Merger related expenses—The Corporation incurred $425,000 of merger related expenses in the first quarter of 2015 related to the acquisition of Madison Bancorp in January 2015. Merger-related integration activities were completed in the first half of 2015.

Foreclosed real estate including losses on sales—The first quarter of 2015 included provision expense incurred to adjust the expected net realizable value of certain foreclosed real estate. Similar expenses were not recognized in the first quarter of 2016, and the number of foreclosed real estate properties overall has decreased, resulting in a $77,000 or 66 percent decrease from the same period last year.

Other expenses—Other expenses, comprised of many underlying expenses, increased $86,000 or 41 percent due in part to an increase in charitable donations as well as increased costs related to franchise expansion.

Provision for Income Taxes

The provision for income taxes for the first quarter of 2016 was $1,275,000, an increase of $263,000 or 26 percent as compared to the first quarter of 2015. The increase reflected a higher level of pre-tax income and the impact of the lower level of tax-exempt investment income for the first quarter of 2016 versus the same period in 2015. For both periods, the Corporation’s statutory federal income tax rate was 35 percent. However, the effective income tax rate was 31 percent for the first quarter of 2016, compared to 29 percent for the first quarter of 2015. The effective tax rate differs from the statutory rate due to the impact and volume of tax-exempt income, including income from bank owned life insurance and certain municipal securities and loans. The Corporation’s income earned on tax-exempt investments and loans decreased in the first quarter of 2016 as compared to the first quarter of 2015, resulting in a decrease of the related tax benefit.

Preferred Stock Dividends

Preferred stock dividends for the first quarter of 2016 were $16,000 compared to $30,000 for the same period in 2015. Though an annualized dividend rate of 1 percent applied to both periods, the amount of preferred dividends for the first quarter of 2016 decreased because, on February 18, 2016, the Corporation completed the redemption of all 12,000 remaining shares of the Corporation’s Series B preferred stock issued in connection with the Small Business Lending Fund Program. This transaction was reported on a Form 8-K filed on February 19, 2016. The Information about the SBLF Program is provided in this report at Note 10-Shareholders’ Equity.

Balance Sheet Review

Interest Bearing Deposits with Banks

On March 31, 2016, interest bearing deposits with banks totaled $1,919,000, compared to $44,496,000 at year-end 2015. The reduction resulted from a decrease in short-term borrowings due to the loss of a repurchase agreement account relationship, as well as funding loan growth.

Investment Securities (Available-for-Sale)

The Corporation’s entire investment securities portfolio is classified available-for-sale, and is comprised primarily of interest-earning debt securities. The overall composition of the Corporation’s investment securities portfolio is provided in Note 3—Securities. On March 31, 2016, the fair value of investment securities available-for-sale totaled $199,916,000, which represented a decrease of $13,544,000 as compared to the fair value of investment securities at year-end 2015. During the first three months of 2016, principal reductions from investment sales and maturities and mortgage-backed security payments temporarily exceeded new investments.

Loans

On March 31, 2016, total loans, net of deferred fees, were $1.15 billion which was $26,936,000 or 2 percent higher than the level at year-end 2015. The increase in volume was due primarily to an increase in commercial loans, particularly within the builder & developer and commercial real estate investor sectors. Commercial loans within the builder & developer, commercial real estate investor and residential real estate investor sectors each represented more than 10 percent of the total portfolio. The composition of the Corporation’s loan portfolio is provided in Note 5—Loans.

Deposits

Deposits are the Corporation’s principal source of funding for earning assets. On March 31, 2016, deposits totaled $1.12 billion, which reflected a $26,684,000 or 2 percent increase compared to the level at year-end 2015. The increase in total deposits was primarily within core deposits (noninterest bearing demand, NOW, money market and savings categories), while time deposits only had a slight increase. The composition of the Corporation’s total deposit portfolio is provided in Note 7—Deposits.

Short-term Borrowings

On March 31, 2016, short-term borrowings, which consist of securities sold under agreements to repurchase (repurchase agreements), federal funds purchased, and other short-term borrowings totaled $26,586,000, which reflected a $47,924,000 or 64 percent decrease compared to the level at year-end 2015. Repurchase agreements decreased $54,588,000 primarily due to the loss of a significant account relationship and other short-term borrowings increased $6,664,000 to fund normal business operations.

Long-term Debt

The Corporation uses long-term borrowings as a secondary funding source for asset growth. On March 31, 2016 and year-end 2015, long-term debt totaled $120,310,000. There were no new borrowings or principal repayments during the first quarter of 2016. A listing of outstanding long-term debt obligations is provided in Note 8—Short-Term Borrowings and Long-Term Debt.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion and acquisitions, dividend policy and distributions, and regulatory mandates. The Corporation’s total shareholders’ equity was approximately $150,017,000 on March 31, 2016, a decrease of approximately $9,124,000 or 6 percent, compared to the level at year-end 2015. The decrease was primarily the result of the redemption of all 12,000 remaining shares of the Corporation’s Series B preferred stock issued in connection with the Small Business Lending Fund Program, as discussed below.

Redemption of Preferred Stock and Preferred Stock Dividends

As previously announced on the Form 8-K filed on February 19, 2016, the Corporation redeemed the remaining $12,000,000 of the Corporation’s Preferred Stock, Series B that had been issued to the United States Treasury under its Small Business Lending Fund Program. For the three month periods ended March 31, 2016 and 2015, preferred stock dividends equated to an annualized dividend rate of 1 percent on the preferred stock outstanding.

Cash Dividends on Common Stock

The Corporation has historically paid cash dividends on its common stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other relevant factors. As recently announced, the Board of Directors declared a quarterly cash dividend of $0.13 per common share on April 12, 2016, payable on May 10, 2016, to common shareholders of record at the close of business on April 26, 2016. This cash dividend follows a $0.13 common stock dividend distributed in February 2016.

Capital Adequacy

The Corporation and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. The regulatory capital measures for the Corporation and PeoplesBank as of March 31, 2016, and the quantitative measures established by regulators pertain to minimum capital ratios, are set forth in Note 9—Regulatory Matters to the financial statements. We believe that Codorus Valley and PeoplesBank were well capitalized on March 31, 2016.

Our capital adequacy as of March 31, 2016, reflects updated regulatory capital guidelines from the Board of Governors of the Federal Reserve System finalized rule which implemented the Basel III regulatory capital framework, and which became effective for the Corporation and PeoplesBank on January 1, 2015. Under the revised regulatory capital framework, minimum requirements increased both the quantity and quality of capital held by banking organizations. Additionally, a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5 percent and a common equity Tier 1 conservation buffer of risk-weighted assets applies to all supervised financial institutions. The rule also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent for all banks. The new rule also increases the risk weights for past-due loans, certain commercial real estate loans and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

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

Under the new rule as effective through the quarter ending March 31, 2016, the Corporation and PeoplesBank had no regulatory dividend restrictions and remained well capitalized by all regulatory capital measures (see Note 9—Regulatory Matters to the financial statements). The Corporation plans to manage its capital adequacy to ensure continued compliance with the new capital rules.

Risk Management

Credit Risk Management

Credit risk represents the possibility that a loan client, counterparty or issuer may not perform in accordance with contractual terms, posing one of the most significant risks of loss to the Corporation. Accordingly, the Corporation emphasizes the management of credit risk, and has established a lending policy which management believes is sound given the nature and scope of our operations. The Credit Risk Management section included in Item 7 of the Corporation’s previously filed Annual Report on Form 10-K as of December 31, 2015, provides a more detailed overview of the Corporation’s credit risk management process.

Nonperforming Assets

The following table presents asset categories posing the greatest risk of loss and related ratios. We generally place a loan on nonaccrual status and cease accruing interest income (i.e., recognize interest income on a cash basis, as long as the loan is sufficiently collateralized) when loan payment performance is unsatisfactory and the loan is past due 90 days or more. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank. Troubled debt restructurings pertain to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. The paragraphs and table below address significant changes in the aforementioned categories as of March 31, 2016, compared to December 31, 2015.

Nonperforming assets are under the purview of in-house counsel, who continuously monitors and manages the collection of these accounts. Additionally, an internal asset quality control committee meets monthly to review nonperforming assets. We generally rely on appraisals performed by independent licensed appraisers to determine the value of real estate collateral for impaired collateral-dependent loans. Generally, an appraisal is performed when: an account reaches 90 days past due, unless a certified appraisal was completed within the past twelve months; market values have changed significantly; the condition of the property has changed significantly; or the existing appraisal is outdated based upon regulatory or policy requirements. In instances where the value of the collateral, net of costs to sell, is less than the net carrying amount for impaired commercial related loans, a specific loss allowance is established for the difference. When it is probable that some portion or an entire loan balance will not be collected, that amount is charged off as loss against the allowance.

Table 5 - Nonperforming Assets

	March 31,	December 31,
(dollars in thousands)	2016	2015

Nonaccrual loans	$2,609	$3,045
Nonaccrual loans, troubled debt restructurings	188	188
Accruing loans 90 days or more past due	866	484
Total nonperforming loans	3,663	3,717
Foreclosed real estate, net of allowance	2,779	2,913
Total nonperforming assets	$6,442	$6,630
Accruing troubled debt restructurings	$3,809	$3,903

Total period-end loans, net of deferred fees	$1,150,147	$1,123,211
Allowance for loan losses (ALL)	$13,090	$12,704
ALL as a % of total period-end loans	1.14%	1.13%
Annualized net charge-offs as a % of average total loans	0.15%	0.19%
ALL as a % of nonperforming loans	357.34%	341.78%
Nonperforming loans as a % of total period-end loans	0.32%	0.33%
Nonperforming assets as a % of total period-end loans and net foreclosed real estate	0.56%	0.59%
Nonperforming assets as a % of total period-end assets	0.45%	0.46%
Nonperforming assets as a % of total period-end shareholders’ equity	4.29%	4.17%

The level of nonperforming assets as of March 31, 2016, has decreased by approximately $188,000 or 3 percent when compared to year-end 2015. The decrease was primarily a result of payments received on and the charge-off of nonaccrual commercial loan relationships. The decrease was partially offset by downgrades of other loan relationships. The Corporation regularly monitors large and criticized assets in its commercial loan portfolio recognizing that prolonged low economic growth, or a weakening economy, could have negative effects on these commercial borrowers.

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

As of March 31, 2016, the nonperforming loan portfolio balance totaled $3,663,000, compared to $3,717,000 at year-end 2015. The decrease was primarily a result of payments received on and the charge-off of nonaccrual commercial loan relationships. The decrease was partially offset by downgrades of other loan relationships. For both periods, the nonperforming portfolio balance was comprised primarily of collateralized commercial loans. On March 31, 2016, the nonaccrual loan portfolio was comprised of twenty-three loan relationships with outstanding principal balances, net of specific charge-offs, ranging in size from $9,000 to $411,000. Two commercial relationships, which represent 29 percent of the nonperforming loan portfolio balance, are described below.

Loan no. 1—At March 31, 2016, the outstanding principal balance of this loan relationship was $390,000 and was collateralized by junior liens on several real estate properties. A $263,000 specific allowance was allocated for this relationship. During the first quarter of 2016, the Corporation collected $32,000 of cash payments as part of the workout process. Management is pursuing its legal remedies to recover the remaining amount due.

Loan no. 2—At March 31, 2016, the outstanding principal balance of the loan relationship was $411,000 with no specific allowance. The loan is collateralized by real estate including a motel and recreational complex. The Corporation’s balance represents a purchased participation of a larger loan relationship with another financial institution serving as the lead bank. The Corporation, in coordination with the lead bank, is presently pursuing its legal remedies to recover the amount due.

Foreclosed Real Estate

Foreclosed real estate is included in the Other Assets category on the Corporation’s balance sheet. The carrying amount of foreclosed real estate on March 31, 2016, net of allowance, totaled $2,779,000 and was comprised of four unrelated accounts ranging in size from $53,000 to $1,594,000. Total foreclosed real estate decreased by $134,000 or 5 percent from December 31, 2015 to March 31, 2016, with the decrease attributable to the sales of certain smaller properties during the first three months of 2016.

Two unrelated foreclosed real estate properties, which represent 90 percent of the foreclosed real estate portfolio balance, net of allowance, as of March 31, 2016, are described below. If a valuation allowance for probable loss has been established for a particular property, it is so noted in the property description below. Further valuation allowances may be required on any foreclosed property as additional information becomes available or conditions change.

Property no. 1— The carrying amount of this property at March 31, 2016 was $1,594,000, which is net of an $881,000 valuation allowance. The property is comprised of 130 approved residential building lots. Of this total, 22 lots are improved. During the first quarter of 2016, the Corporation realized $41,000 of net proceeds from the sale of one improved lot.

Property no. 2 – The carrying amount of this property at March 31, 2016 was $910,000. The property is comprised of an eight acre parcel improved for commercially developable sites. The property is under an agreement of sale and is expected to sell with a net realizable value that approximates the March 31, 2016 carrying value.

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

The following table presents an analysis of the activity in the allowance for loan losses for the three months ended March 31, 2016 and 2015:

Table 6 - Analysis of Allowance for Loan Losses

(dollars in thousands)	2016	2015
Balance-January 1,	$12,704	$11,162

Provision charged to operating expense	800	1,000

Loans charged off:
Commercial, financial and agricultural	368	679
Real estate - residential mortgages	24	28
Consumer and home equity	27	63
Total loans charged off	419	770
Recoveries:
Commercial, financial and agricultural	1	16
Real estate - residential mortgages	0	21
Consumer and home equity	4	6
Total recoveries	5	43
Net charge-offs	414	727
Balance-March 31,	$13,090	$11,435

Ratios:
Allowance for loan losses as a % of total period-end loans	1.14%	1.12%
Annualized net charge-offs as a % of average total loans	0.15%	0.29%
Allowance for loan losses as a % of nonperforming loans	357.34%	148.22%

The allowance for loan losses increased $1,655,000 or 14 percent from March 31, 2015 to March 31, 2016. The increase in the allowance generally supported the $129,355,000 or 13 percent increase in loans, net of deferred fees, over the same 12 month period.

Net charge-offs for the first three months of 2016 were $414,000 compared to $727,000 of net charge-offs for the same period of 2015. During the first quarter of 2015, two large charge-offs were taken on commercial credits as a result of confirmed losses identified through the collection and workout process. The risks and uncertainties associated with prolonged low growth, or weak economic and business conditions, or the erosion of real estate values, can adversely affect our borrowers’ ability to service their loans, causing significant fluctuations in the level of charge-offs and provision expense from one period to another. The provision for loan losses for the first three months of 2016 was $800,000, compared to $1,000,000 for the same period of 2015. The allowance as a percentage of total loans at March 31, 2016 was 1.14 percent, compared to 1.13 percent at December 31, 2015 and 1.12 percent as of March 31, 2015. The unallocated portion of the allowance was $1,287,000 or 10 percent of the total allowance as of March 31, 2016, as compared to $1,480,000 or 12 percent of the total allowance as of December 31, 2015, and $1,331,000 or 12 percent of the total allowance as of March 31, 2015.

Liquidity Risk Management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan customers, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, adequate liquidity provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are funds received from customer loan payments, investment maturities and cash inflows from mortgage-backed securities, and the net proceeds of asset sales. The primary sources of liability liquidity are deposit growth, and funds obtained from short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At March 31, 2016, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $60,255,000 and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $271,758,000. The Corporation’s loan-to-deposit ratio was 103 percent as of March 31, 2016, as compared to a 103 percent loan-to-deposit ratio as of December 31, 2015, and a 95 percent loan-to-deposit ratio as of March 31, 2015.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on March 31, 2016, totaled $304,611,000 and consisted of $225,181,000 in unfunded commitments under existing loan facilities, $61,220,000 to grant new loans and $18,210,000 in letters of credit. Generally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

The following table summarizes the expected impact of interest rate shocks on net interest income as well as the Corporation’s policy limits at each level. All scenarios were within policy limits at March 31, 2016.

Change in Interest Rates	Annual Change in Net	% Change in Net	% Change
(basis points)	Interest Income (in thousands)	Interest Income	Policy Limit
+100	$1,523	2.99%	(5.00)%
-100	$(329)	(0.65)%	(5.00)%

+200	$3,149	6.19%	(15.00)%
-200	$(1,415)	(2.78)%	(15.00)%

+300	$4,602	9.04%	(25.00)%

+400	$6,166	12.11%	(35.00)%

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Interim Treasurer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Interim Treasurer concluded that, as of March 31, 2016, the Corporation’s disclosure controls and procedures were effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in the Corporation’s internal control over financial reporting that occurred during the three months ended March 31, 2016, that has materially affected or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk factors

See Item 1A – Risk Factors – in our Annual Report on Form 10-K for the year ended December 31, 2015 for a detailed discussion of risk factors affecting the Corporation.

Item 2. Unregistered sales of equity securities and use of proceeds

The Corporation relies on its subsidiary PeoplesBank, A Codorus Valley Company, for dividend distributions, which are subject to restrictions as reported in Note 9—Regulatory Matters of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

The Corporation has a Share Repurchase Program (Program), which was authorized in 1995, and has been periodically amended, to permit the purchase of up to a maximum of 4.9 percent of the outstanding shares of the Corporation’s common stock at a price per share no greater than 200 percent of the latest quarterly published book value. For the three month period ended March 31, 2016 and the year ended December 31, 2015, the Corporation had not acquired any of its common stock under the Program.

Item 3. Defaults upon senior securities

None

Item 4. Mine safety disclosures

This Item 4 is not applicable to the Corporation.

Item 5. Other information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 8-K, filed with the Commission on December 4, 2015)

3.2	Amended By-laws (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 12, 2016)

10.1	Second Amendment to Employment Agreement of Larry J. Miller dated March 8, 2016 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 8, 2016)

10.2	First Amendment to Employment Agreement of A. Dwight Utz dated April 14, 2016 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 15, 2016)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of Codorus Valley Bancorp, Inc. for the quarter ended March 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholder’s Equity, and (vi) the Notes to Consolidated Financial Statements– filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Codorus Valley Bancorp, Inc.
(Registrant)

May 5, 2016	/s/ Larry J. Miller
Date	Larry J. Miller
Chairman, President
and Chief Executive Officer
(Principal Executive Officer)

May 5, 2016	/s/ Diane E. Baker
Date	Diane E. Baker, CPA
Interim Treasurer
(Principal Financial and Accounting Officer)

- 58 -