Form 10-Q
period 2016-06-30
CODORUS VALLEY BANCORP INC
filed 2016-08-08
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On July 29, 2016, 7,977,024 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.

Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
(dollars in thousands, except per share data)	2016	2015
Assets
Interest bearing deposits with banks	$65,179	$44,496
Cash and due from banks	14,155	12,989
Total cash and cash equivalents	79,334	57,485
Securities, available-for-sale	189,326	213,470
Restricted investment in bank stocks, at cost	5,126	5,028
Loans held for sale	950	564
Loans (net of deferred fees of $2,962 - 2016 and $2,701 - 2015)	1,167,519	1,123,211
Less-allowance for loan losses	(13,558)	(12,704)
Net loans	1,153,961	1,110,507
Premises and equipment, net	24,838	24,606
Goodwill	2,301	2,301
Other assets	48,229	42,373
Total assets	$1,504,065	$1,456,334

Liabilities
Deposits
Noninterest bearing	$194,630	$162,982
Interest bearing	1,004,120	931,167
Total deposits	1,198,750	1,094,149
Short-term borrowings	21,887	74,510
Long-term debt	120,310	120,310
Other liabilities	10,101	8,224
Total liabilities	1,351,048	1,297,193

Shareholders’ equity
Preferred stock, par value $2.50 per share; $1,000 liquidation preference, 1,000,000 shares authorized; Series B shares issued and outstanding: 0 at June 30, 2016 and 12,000 at December 31, 2015	0	12,000
Common stock, par value $2.50 per share; 15,000,000 shares authorized; shares issued and outstanding: 7,973,876 at June 30, 2016 and 7,957,145 at December 31, 2015	19,935	19,893
Additional paid-in capital	97,910	97,338
Retained earnings	32,310	28,539
Accumulated other comprehensive income	2,862	1,371
Total shareholders’ equity	153,017	159,141
Total liabilities and shareholders’ equity	$1,504,065	$1,456,334

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Income

Unaudited

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2016	2015	2016	2015
Interest income
Loans, including fees	$14,221	$12,560	$28,032	$24,867
Investment securities:
Taxable	602	762	1,304	1,542
Tax-exempt	420	422	845	844
Dividends	54	48	122	206
Other	26	14	34	33
Total interest income	15,323	13,806	30,337	27,492

Interest expense
Deposits	1,608	1,551	3,118	3,191
Federal funds purchased and other short-term borrowings	28	38	82	79
Long-term debt	488	388	973	715
Total interest expense	2,124	1,977	4,173	3,985
Net interest income	13,199	11,829	26,164	23,507
Provision for loan losses	800	800	1,600	1,800
Net interest income after provision for loan losses	12,399	11,029	24,564	21,707

Noninterest income
Trust and investment services fees	621	604	1,238	1,205
Income from mutual fund, annuity and insurance sales	236	159	495	315
Service charges on deposit accounts	901	875	1,738	1,632
Income from bank owned life insurance	224	173	398	344
Other income	229	166	418	316
Gain on sales of loans held for sale	235	157	350	308
Gain on sales of securities	0	0	194	371
Total noninterest income	2,446	2,134	4,831	4,491

Noninterest expense
Personnel	6,001	4,893	11,998	10,153
Occupancy of premises, net	824	784	1,721	1,584
Furniture and equipment	707	672	1,432	1,350
Postage, stationery and supplies	204	189	377	352
Professional and legal	167	246	330	420
Marketing	369	470	838	689
FDIC insurance	180	174	346	349
Debit card processing	265	220	562	422
Charitable donations	27	18	768	742
Telephone	164	158	326	319
External data processing	349	262	682	544
Merger related	0	49	0	474
Foreclosed real estate including losses on sales	95	32	135	149
Other	1,061	801	1,356	1,010
Total noninterest expense	10,413	8,968	20,871	18,557
Income before income taxes	4,432	4,195	8,524	7,641
Provision for income taxes	1,392	1,275	2,667	2,287
Net income	3,040	2,920	5,857	5,354
Preferred stock dividends	0	30	16	60
Net income available to common shareholders	$3,040	$2,890	$5,841	$5,294
Net income per common share, basic	$0.38	$0.47	$0.73	$0.86
Net income per common share, diluted	$0.38	$0.46	$0.73	$0.85

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Comprehensive Income

Unaudited

	Three months ended
	June 30,
(dollars in thousands)	2016	2015
Net income	$3,040	$2,920
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding gains (losses) arising during the period (net of tax expense (benefit) of $321 and ($501), respectively)	623	(973)
Net unrealized gains (losses)	623	(973)
Comprehensive income	$3,663	$1,947

	Six months ended
	June 30,
(dollars in thousands)	2016	2015
Net income	$5,857	$5,354
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding gains (losses) arising during the period (net of tax expense (benefit) of $834 and ($225), respectively)	1,619	(437)
Reclassification adjustment for (gains) included in net income (net of tax expense of $66 and $126, respectively) (a) (b)	(128)	(245)
Net unrealized gains (losses)	1,491	(682)
Comprehensive income	$7,348	$4,672

(a)	Amounts are included in net gain on sales of securities on the Consolidated Statements of Income within noninterest income.
(b)	Income tax amounts are included in provision for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Cash Flows

Unaudited

	Six months ended
	June 30,
(dollars in thousands)	2016	2015
Cash flows from operating activities
Net income	$5,857	$5,354
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	1,163	1,120
Net amortization of premiums on securities	452	519
Amortization of deferred loan origination fees and costs	(488)	(408)
Provision for loan losses	1,600	1,800
(Reversal of) provision for losses on foreclosed real estate	(3)	57
Increase in bank owned life insurance	(398)	(344)
Originations of loans held for sale	(18,469)	(15,412)
Proceeds from sales of loans held for sale	18,316	15,135
Gain on sales of loans held for sale	(350)	(308)
Net gain on disposal of premises and equipment	(2)	0
Gain on sales of securities, available-for-sale	(194)	(371)
Net loss on sales of foreclosed real estate	1	9
Stock-based compensation	277	155
Decrease (increase) in interest receivable	85	(76)
Decrease in other assets	596	548
Increase in interest payable	42	33
Increase (decrease) in other liabilities	1,874	(101)
Net cash provided by operating activities	10,359	7,710
Cash flows from investing activities
Purchases of securities, available-for-sale	(12,910)	(23,131)
Maturities, repayments and calls of securities, available-for-sale	26,152	20,846
Sales of securities, available-for-sale	12,903	7,170
Purchase of restricted investment in bank stock	(98)	(1,429)
Net proceeds from acquisition	0	21,091
Proceeds from acquired receivables of sold investment settlements	0	15,256
Net increase in loans made to customers	(44,566)	(44,710)
Purchases of premises and equipment	(1,393)	(1,958)
Investment in bank owned life insurance	(6,987)	0
Proceeds from sale of fixed assets	0	51
Proceeds from sales of foreclosed real estate	190	146
Net cash used in investing activities	(26,709)	(6,668)
Cash flows from financing activities
Net increase in demand and savings deposits	83,184	42,642
Net increase (decrease) in time deposits	21,417	(38,515)
Net decrease in short-term borrowings	(52,623)	(11,556)
Proceeds from issuance of long-term debt	0	35,000
Repayment of long-term debt	0	(47)
Cash dividends paid to preferred shareholder	(46)	(60)
Cash dividends paid to common shareholders	(2,070)	(1,460)
Redemption of preferred stock	(12,000)	0
Issuance of common stock	337	853
Net cash provided by financing activities	38,199	26,857
Net increase in cash and cash equivalents	21,849	27,899
Cash and cash equivalents at beginning of year	57,485	31,094
Cash and cash equivalents at end of period	$79,334	$58,993

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Unaudited

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Stock	Capital	Earnings	Income	Stock	Total

Balance, January 1, 2016	$12,000	$19,893	$97,338	$28,539	$1,371	$0	$159,141
Net income				5,857			5,857
Other comprehensive income, net of tax					1,491		1,491
Common stock cash dividends ($0.26 per share)				(2,070)			(2,070)
Preferred stock cash dividends				(16)			(16)
Redemption of preferred stock	(12,000)						(12,000)
Stock-based compensation including related tax benefit			277				277
Forfeiture of restricted stock			4			(4)	0
Issuance and reissuance of common stock including related tax benefit:
10,380 shares under the dividend reinvestment and stock purchase plan		24	189			2	215
2,473 shares under the stock option plan		4	38			2	44
1,005 shares of stock-based compensation awards		3	(3)				0
4,447 shares under employee stock purchase plan		11	67				78

Balance, June 30, 2016	$0	$19,935	$97,910	$32,310	$2,862	$0	$153,017

Balance, January 1, 2015	$12,000	$14,577	$62,713	$26,483	$2,667	$0	$118,440
Net income				5,354			5,354
Other comprehensive loss, net of tax					(682)		(682)
Common stock cash dividends ($0.238 per share, adjusted)				(1,460)			(1,460)
Preferred stock cash dividends				(60)			(60)
Stock-based compensation including related tax benefit			155				155
Forfeiture of restricted stock			6			(6)	0
Issuance and reissuance of common stock including related tax benefit:
9,784 shares under the dividend reinvestment and stock purchase plan		25	174				199
41,207 shares under the stock option plan		103	489			6	598
3,361 shares under employee stock purchase plan		8	48				56

Balance, June 30, 2015	$12,000	$14,713	$63,585	$30,317	$1,985	$0	$122,600

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

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and two wholly-owned nonbank subsidiaries, SYC Realty Company, Inc. and CVLY Corp. SYC Realty is primarily used to hold foreclosed properties obtained by PeoplesBank and was inactive during the period ended June 30, 2016. CVLY Corp. was formed to facilitate the acquisition of Madison Bancorp, Inc. (“Madison”) and may be used, as needed, for the financial and legal management of future acquisition transactions. The accounts of CVB Statutory Trust No. 1 and No. 2 are not included in the consolidated financial statements as discussed in Note 8—Short-Term Borrowings and Long-Term Debt. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

These consolidated statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of June 30, 2016 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

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

Banking regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to the Corporation. Based on an analysis of the loan portfolio, the Corporation believes that the level of the allowance for loan losses at June 30, 2016 is adequate.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in-substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, obtained from an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a write-down. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At June 30, 2016, foreclosed real estate, net of allowance, was $2,843,000, compared to $2,913,000 at December 31, 2015. Included within loans receivable as of June 30, 2016 was a recorded investment of $381,000 of consumer mortgage loans secured by residential real estate, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

Mortgage Servicing Rights

PeoplesBank retained servicing of sold mortgage loans beginning in 2016. The mortgage servicing rights (MSRs) associated with the sold loans are included in other assets on the consolidated balance sheets at an amount equal to the estimated fair value of the contractual rights to service the mortgage loans. The MSR asset is amortized as a reduction to servicing income. The MSR asset is evaluated periodically for impairment and carried at the lower of amortized cost or fair value. A third party calculates fair value by discounting the estimated cash flows from servicing income using a rate consistent with the risk associated with these assets and an expected life commensurate with the expected life of the underlying loans. In the event that the amortized cost of the MSR asset exceeds the fair value of the asset, a valuation allowance would be established through a charge against servicing income. Subsequent fair value evaluations may determine that impairment has been reduced or eliminated, in which case the valuation allowance would be reduced through a credit to earnings. At June 30, 2016, the MSR asset was $117,000. There were no mortgage servicing assets as of December 31, 2015. No valuation allowance was necessary as of June 30, 2016.

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

At June 30, 2016, the Corporation does not have any indicators of potential impairment of either goodwill or core deposit intangibles.

Per Common Share Data

All per share computations include the effect of stock dividends distributed. The computation of net income per common share is provided in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Net income available to common shareholders	$3,040	$2,890	$5,841	$5,294

Weighted average shares outstanding (basic)	7,966	6,159	7,963	6,143
Effect of dilutive stock options	65	68	65	74
Weighted average shares outstanding (diluted)	8,031	6,227	8,028	6,217

Basic earnings per common share	$0.38	$0.47	$0.73	$0.86
Diluted earnings per common share	$0.38	$0.46	$0.73	$0.85

Anti-dilutive stock options excluded from the
computation of earnings per share	70	33	70	33

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

Supplemental cash flow information is provided in the table below.

	Six months ended
	June 30,
(dollars in thousands)	2016	2015
Cash paid during the period for:
Income taxes	$1,205	$2,515
Interest	$4,131	$3,952

Noncash investing activities:
Transfer of loans to foreclosed real estate	$117	$41
Increase in other liabilities for purchase of securities settling after quarter end	$0	$5,133

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 Financial Instruments – Credit Losses (Topic 326). This standard adds a new Topic 326 which requires companies to measure and record impairment on financial instruments at the time of origination using the expected credit loss (CECL) model. The CECL model calculates impairment based on historical experience, current conditions, and reasonable and supportable forecasts, and reflects the organization’s current estimate of all expected credit losses over the contractual term of its financial assets. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The Corporation is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

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

Note 3-Securities

A summary of securities available-for-sale at June 30, 2016 and December 31, 2015 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof and investments in the obligations of states and municipalities. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At June 30, 2016, the fair value of the municipal bond portfolio was concentrated in the states of Pennsylvania at 67 percent and Texas at 11 percent.

	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2016
Debt securities:
U.S. agency	$11,063	$25	$0	$11,088
U.S. agency mortgage-backed, residential	98,529	2,969	0	101,498
State and municipal	75,398	1,350	(8)	76,740
Total debt securities	$184,990	$4,344	$(8)	$189,326
December 31, 2015
Debt securities:
U.S. agency	$17,554	$0	$(140)	$17,414
U.S. agency mortgage-backed, residential	119,266	1,472	(157)	120,581
State and municipal	74,573	937	(35)	75,475
Total debt securities	$211,393	$2,409	$(332)	$213,470

The amortized cost and estimated fair value of debt securities at June 30, 2016 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$17,523	$17,580
Due after one year through five years	133,440	136,929
Due after five years through ten years	24,655	25,133
Due after ten years	9,372	9,684
Total debt securities	$184,990	$189,326

Gross realized gains and losses on sales of securities available-for-sale are shown below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2016	2015	2016	2015
Realized gains	$0	$0	$194	$371
Realized losses	0	0	0	0
Net gains	$0	$0	$194	$371

Securities, issued by agencies of the federal government, with a carrying value of $167,192,000 and $186,097,000 on June 30, 2016 and December 31, 2015, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at June 30, 2016 and December 31, 2015.

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
June 30, 2016
Debt securities:
State and municipal	5	$2,487	$(4)	2	$1,035	$(4)	7	$3,522	$(8)
Total temporarily impaired debt securities, available-for-sale	5	$2,487	$(4)	2	$1,035	$(4)	7	$3,522	$(8)
December 31, 2015
Debt securities:
U.S. agency	6	$17,414	$(140)	0	$0	$0	6	$17,414	$(140)
U.S. agency mortgage-backed, residential	8	18,991	(157)	0	0	0	8	18,991	(157)
State and municipal	27	11,272	(26)	4	1,886	(9)	31	13,158	(35)
Total temporarily impaired debt securities, available-for-sale	41	$47,677	$(323)	4	$1,886	$(9)	45	$49,563	$(332)

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

The Corporation believes that unrealized losses at June 30, 2016 were primarily the result of changes in market interest rates and that the Corporation has the ability to hold these investments for a time necessary to recover the amortized cost. Through June 30, 2016 the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

Note 4—Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of June 30, 2016 and December 31, 2015, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (FHLBP) and, to a lesser degree, Atlantic Community Bankers Bank (ACBB). Under the FHLBP’s Capital Plan, PeoplesBank is required to maintain a minimum member stock investment, as a condition of becoming and remaining a member and as a condition of obtaining borrowings from the FHLBP. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the periods ended June 30, 2016 and 2015. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended June 30, 2016 and 2015.

Note 5—Loans

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at June 30, 2016 and December 31, 2015. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance. Those industries representing the largest dollar investment and most risk are listed separately. The “Other” commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

	June 30,	% Total	December 31,	% Total
(dollars in thousands)	2016	Loans	2015	Loans
Builder & developer	$140,888	12.1	$133,978	11.9
Commercial real estate investor	219,394	18.8	191,994	17.1
Residential real estate investor	169,772	14.5	161,144	14.3
Hotel/Motel	84,740	7.3	84,171	7.5
Wholesale & retail	77,714	6.7	77,694	6.9
Manufacturing	32,838	2.8	30,325	2.7
Agriculture	44,751	3.8	41,217	3.7
Other	210,716	18.0	215,891	19.2
Total commercial related loans	980,813	84.0	936,414	83.4
Residential mortgages	67,436	5.8	70,094	6.2
Home equity	87,934	7.5	86,408	7.7
Other	31,336	2.7	30,295	2.7
Total consumer related loans	186,706	16.0	186,797	16.6
Total loans	$1,167,519	100.0	$1,123,211	100.0

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

The table below presents a summary of loan risk ratings by loan class at June 30, 2016 and December 31, 2015.

		Special
(dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total
June 30, 2016
Builder & developer	$130,490	$6,496	$3,817	$85	$140,888
Commercial real estate investor	212,992	646	5,756	0	219,394
Residential real estate investor	164,362	4,441	859	110	169,772
Hotel/Motel	84,360	0	0	380	84,740
Wholesale & retail	69,519	8,182	0	13	77,714
Manufacturing	29,245	2,971	622	0	32,838
Agriculture	43,388	348	0	1,015	44,751
Other	208,335	1,245	870	266	210,716
Total commercial related loans	942,691	24,329	11,924	1,869	980,813
Residential mortgage	67,151	0	85	200	67,436
Home equity	87,549	72	0	313	87,934
Other	31,069	73	129	65	31,336
Total consumer related loans	185,769	145	214	578	186,706
Total loans	$1,128,460	$24,474	$12,138	$2,447	$1,167,519

December 31, 2015
Builder & developer	$122,919	$6,775	$3,873	$411	$133,978
Commercial real estate investor	185,621	396	5,957	20	191,994
Residential real estate investor	153,072	6,601	874	597	161,144
Hotel/Motel	83,751	0	0	420	84,171
Wholesale & retail	69,973	7,678	0	43	77,694
Manufacturing	26,705	2,990	630	0	30,325
Agriculture	40,795	0	0	422	41,217
Other	212,971	1,131	855	934	215,891
Total commercial related loans	895,807	25,571	12,189	2,847	936,414
Residential mortgage	69,930	0	97	67	70,094
Home equity	85,690	516	0	202	86,408
Other	29,973	75	130	117	30,295
Total consumer related loans	185,593	591	227	386	186,797
Total loans	$1,081,400	$26,162	$12,416	$3,233	$1,123,211

Impaired Loans

The table below presents a summary of impaired loans at June 30, 2016 and December 31, 2015. Generally, impaired loans are loans risk rated substandard and nonaccrual. An allowance is established for individual commercial loans where the Corporation has doubt as to full recovery of the outstanding principal balance. The recorded investment represents outstanding unpaid principal loan balances adjusted for charge-offs.

	With No Allowance		With A Related Allowance			Total
	Recorded	Unpaid	Recorded	Unpaid	Related	Recorded	Unpaid
(dollars in thousands)	Investment	Principal	Investment	Principal	Allowance	Investment	Principal
June 30, 2016
Builder & developer	$3,902	$4,037	$0	$0	$0	$3,902	$4,037
Commercial real estate investor	5,756	5,771	0	0	0	5,756	5,771
Residential real estate investor	459	1,184	510	510	29	969	1,694
Hotel/Motel	380	380	0	0	0	380	380
Wholesale & retail	276	276	0	0	0	276	276
Manufacturing	622	622	0	0	0	622	622
Agriculture	636	636	379	379	263	1,015	1,015
Other commercial	953	953	183	298	31	1,136	1,251
Total impaired commercial related loans	12,984	13,859	1,072	1,187	323	14,056	15,046
Residential mortgage	285	327	0	0	0	285	327
Home equity	313	313	0	0	0	313	313
Other consumer	194	194	0	0	0	194	194
Total impaired consumer related loans	792	834	0	0	0	792	834
Total impaired loans	$13,776	$14,693	$1,072	$1,187	$323	$14,848	$15,880

December 31, 2015
Builder & developer	$4,284	$4,917	$0	$0	$0	$4,284	$4,917
Commercial real estate investor	5,977	5,991	0	0	0	5,977	5,991
Residential real estate investor	649	1,199	822	864	142	1,471	2,063
Hotel/Motel	420	420	0	0	0	420	420
Wholesale & retail	309	309	0	0	0	309	309
Manufacturing	630	630	0	0	0	630	630
Agriculture	0	0	422	422	263	422	422
Other commercial	1,789	1,904	0	0	0	1,789	1,904
Total impaired commercial related loans	14,058	15,370	1,244	1,286	405	15,302	16,656
Residential mortgage	164	188	0	0	0	164	188
Home equity	202	242	0	0	0	202	242
Other consumer	247	265	0	0	0	247	265
Total impaired consumer related loans	613	695	0	0	0	613	695
Total impaired loans	$14,671	$16,065	$1,244	$1,286	$405	$15,915	$17,351

The table below presents a summary of average impaired loans and related interest income that was included in net income for the three and six months ended June 30, 2016 and 2015.

	With No Related Allowance			With A Related Allowance			Total
	Average	Total	Cash Basis	Average	Total	Cash Basis	Average	Total	Cash Basis
	Recorded	Interest	Interest	Recorded	Interest	Interest	Recorded	Interest	Interest
(dollars in thousands)	Investment	Income	Income	Investment	Income	Income	Investment	Income	Income
Three months ended June 30, 2016
Builder & developer	$3,920	$59	$0	$0	$0	$0	$3,920	$59	$0
Commercial real estate investor	5,789	74	0	0	0	0	5,789	74	0
Residential real estate investor	460	4	0	661	7	0	1,121	11	0
Hotel/Motel	396	0	0	0	0	0	396	0	0
Wholesale & retail	285	3	0	0	0	0	285	3	0
Manufacturing	624	10	0	0	0	0	624	10	0
Agriculture	318	0	0	385	0	0	703	0	0
Other commercial	1,291	30	16	91	0	0	1,382	30	16
Total impaired commercial related loans	13,083	180	16	1,137	7	0	14,220	187	16
Residential mortgage	300	1	1	0	0	0	300	1	1
Home equity	332	1	1	0	0	0	332	1	1
Other consumer	235	2	0	0	0	0	235	2	0
Total impaired consumer related loans	867	4	2	0	0	0	867	4	2
Total impaired loans	$13,950	$184	$18	$1,137	$7	$0	$15,087	$191	$18

Three months ended June 30, 2015
Builder & developer	$4,027	$60	$1	$1,820	$0	$0	$5,847	$60	$1
Commercial real estate investor	3,865	117	136	2,235	0	0	6,100	117	136
Residential real estate investor	1,073	5	0	903	8	0	1,976	13	0
Hotel/Motel	501	3	3	0	0	0	501	3	3
Wholesale & retail	388	4	0	0	0	0	388	4	0
Manufacturing	645	10	0	0	0	0	645	10	0
Agriculture	0	0	0	423	2	2	423	2	2
Other commercial	1,779	14	0	0	0	0	1,779	14	0
Total impaired commercial related loans	12,278	213	140	5,381	10	2	17,659	223	142
Residential mortgage	179	0	0	0	0	0	179	0	0
Home equity	141	0	0	0	0	0	141	0	0
Other consumer	384	4	1	0	0	0	384	4	1
Total impaired consumer related loans	704	4	1	0	0	0	704	4	1
Total impaired loans	$12,982	$217	$141	$5,381	$10	$2	$18,363	$227	$143

	With No Related Allowance			With A Related Allowance			Total
	Average	Total	Cash Basis	Average	Total	Cash Basis	Average	Total	Cash Basis
	Recorded	Interest	Interest	Recorded	Interest	Interest	Recorded	Interest	Interest
(dollars in thousands)	Investment	Income	Income	Investment	Income	Income	Investment	Income	Income
Six months ended June 30, 2016
Builder & developer	$4,042	$118	$0	$0	$0	$0	$4,042	$118	$0
Commercial real estate investor	5,850	150	0	0	0	0	5,850	150	0
Residential real estate investor	523	9	0	715	14	0	1,238	23	0
Hotel/Motel	404	2	2	0	0	0	404	2	2
Wholesale & retail	293	5	0	0	0	0	293	5	0
Manufacturing	626	20	0	0	0	0	626	20	0
Agriculture	212	0	0	397	0	0	609	0	0
Other commercial	1,457	48	20	61	0	0	1,518	48	20
Total impaired commercial related loans	13,407	352	22	1,173	14	0	14,580	366	22
Residential mortgage	255	1	1	0	0	0	255	1	1
Home equity	289	2	2	0	0	0	289	2	2
Other consumer	239	6	2	0	0	0	239	6	2
Total impaired consumer related loans	783	9	5	0	0	0	783	9	5
Total impaired loans	$14,190	$361	$27	$1,173	$14	$0	$15,363	$375	$27

Six months ended June 30, 2015
Builder & developer	$3,994	$121	$3	$1,895	$0	$0	$5,889	$121	$3
Commercial real estate investor	4,262	413	317	1,988	32	32	6,250	445	349
Residential real estate investor	977	14	0	920	12	0	1,897	26	0
Hotel/Motel	508	5	5	0	0	0	508	5	5
Wholesale & retail	390	9	2	0	0	0	390	9	2
Manufacturing	648	20	31	0	0	0	648	20	31
Agriculture	0	0	0	426	13	13	426	13	13
Other commercial	1,510	66	0	158	0	0	1,668	66	0
Total impaired commercial related loans	12,289	648	358	5,387	57	45	17,676	705	403
Residential mortgage	168	0	0	0	0	0	168	0	0
Home equity	130	0	0	0	0	0	130	0	0
Other consumer	387	10	5	0	0	0	387	10	5
Total impaired consumer related loans	685	10	5	0	0	0	685	10	5
Total impaired loans	$12,974	$658	$363	$5,387	$57	$45	$18,361	$715	$408

Past Due and Nonaccrual

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule that shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at June 30, 2016 and December 31, 2015.

			≥ 90 Days
	30-59	60-89	Past Due		Total Past
	Days	Days	and		Due and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Loans
June 30, 2016
Builder & developer	$199	$0	$0	$85	$284	$140,604	$140,888
Commercial real estate investor	261	0	0	0	261	219,133	219,394
Residential real estate investor	145	284	0	110	539	169,233	169,772
Hotel/Motel	0	0	0	380	380	84,360	84,740
Wholesale & retail	0	0	0	13	13	77,701	77,714
Manufacturing	0	0	0	0	0	32,838	32,838
Agriculture	170	0	0	1,015	1,185	43,566	44,751
Other	99	0	0	266	365	210,351	210,716
Total commercial related loans	874	284	0	1,869	3,027	977,786	980,813
Residential mortgage	0	247	68	200	515	66,921	67,436
Home equity	200	119	0	313	632	87,302	87,934
Other	299	102	12	65	478	30,858	31,336
Total consumer related loans	499	468	80	578	1,625	185,081	186,706
Total loans	$1,373	$752	$80	$2,447	$4,652	$1,162,867	$1,167,519

December 31, 2015
Builder & developer	$398	$308	$0	$411	$1,117	$132,861	$133,978
Commercial real estate investor	216	396	0	20	632	191,362	191,994
Residential real estate investor	0	304	0	597	901	160,243	161,144
Hotel/Motel	0	0	0	420	420	83,751	84,171
Wholesale & retail	0	119	0	43	162	77,532	77,694
Manufacturing	0	0	0	0	0	30,325	30,325
Agriculture	0	0	0	422	422	40,795	41,217
Other	324	0	198	934	1,456	214,435	215,891
Total commercial related loans	938	1,127	198	2,847	5,110	931,304	936,414
Residential mortgage	0	0	249	67	316	69,778	70,094
Home equity	485	71	0	202	758	85,650	86,408
Other	171	163	37	117	488	29,807	30,295
Total consumer related loans	656	234	286	386	1,562	185,235	186,797
Total loans	$1,594	$1,361	$484	$3,233	$6,672	$1,116,539	$1,123,211

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

There were no loans whose terms have been modified under TDRs during the three and six months ended June 30, 2016 and 2015. There were no defaults during the three and six months ended June 30, 2016 for TDRs entered into during the previous 12 month period.

NOTE 6 – Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the three and six months ended June 30, 2016 and 2015.

	Allowance for Loan Losses
	April 1, 2016				June 30, 2016
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,063	$0	$0	$(30)	$2,033
Commercial real estate investor	2,607	0	0	(21)	2,586
Residential real estate investor	2,167	(301)	2	547	2,415
Hotel/Motel	832	0	0	12	844
Wholesale & retail	692	0	1	4	697
Manufacturing	311	0	0	(2)	309
Agriculture	549	0	0	19	568
Other commercial	2,136	(17)	0	(12)	2,107
Total commercial related loans	11,357	(318)	3	517	11,559
Residential mortgage	73	0	0	(8)	65
Home equity	162	0	0	5	167
Other consumer	211	(66)	49	15	209
Total consumer related loans	446	(66)	49	12	441
Unallocated	1,287	0	0	271	1,558
Total	$13,090	$(384)	$52	$800	$13,558

	Allowance for Loan Losses
	April 1, 2015				June 30, 2015
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,123	$0	$0	$(217)	$1,906
Commercial real estate investor	2,611	0	0	19	2,630
Residential real estate investor	1,482	(54)	0	(44)	1,384
Hotel/Motel	688	0	0	14	702
Wholesale & retail	712	0	3	(129)	586
Manufacturing	195	0	0	(3)	192
Agriculture	338	0	0	171	509
Other commercial	1,420	(210)	0	313	1,523
Total commercial related loans	9,569	(264)	3	124	9,432
Residential mortgage	148	(12)	1	(71)	66
Home equity	203	0	0	(45)	158
Other consumer	184	(9)	12	(34)	153
Total consumer related loans	535	(21)	13	(150)	377
Unallocated	1,331	0	0	826	2,157
Total	$11,435	$(285)	$16	$800	$11,966

	Allowance for Loan Losses
	January 1, 2016				June 30, 2016
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$1,934	$0	$0	$99	$2,033
Commercial real estate investor	2,337	0	0	249	2,586
Residential real estate investor	2,101	(487)	2	799	2,415
Hotel/Motel	837	0	0	7	844
Wholesale & retail	701	0	2	(6)	697
Manufacturing	223	(140)	0	226	309
Agriculture	548	0	0	20	568
Other commercial	2,054	(59)	0	112	2,107
Total commercial related loans	10,735	(686)	4	1,506	11,559
Residential mortgage	67	(24)	0	22	65
Home equity	161	0	0	6	167
Other consumer	261	(93)	53	(12)	209
Total consumer related loans	489	(117)	53	16	441
Unallocated	1,480	0	0	78	1,558
Total	$12,704	$(803)	$57	$1,600	$13,558

	Allowance for Loan Losses
	January 1, 2015				June 30, 2015
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,236	$0	$0	$(330)	$1,906
Commercial real estate investor	2,204	0	0	426	2,630
Residential real estate investor	1,484	(543)	17	426	1,384
Hotel/Motel	671	0	0	31	702
Wholesale & retail	691	0	2	(107)	586
Manufacturing	201	0	0	(9)	192
Agriculture	329	0	0	180	509
Other commercial	1,554	(400)	0	369	1,523
Total commercial related loans	9,370	(943)	19	986	9,432
Residential mortgage	64	(40)	21	21	66
Home equity	176	(40)	0	22	158
Other consumer	216	(32)	19	(50)	153
Total consumer related loans	456	(112)	40	(7)	377
Unallocated	1,336	0	0	821	2,157
Total	$11,162	$(1,055)	$59	$1,800	$11,966

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment at June 30, 2016 and 2015 and December 31, 2015.

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated For	Evaluated For		Evaluated For	Evaluated For
(dollars in thousands)	Impairment	Impairment	Balance	Impairment	Impairment	Balance
June 30, 2016
Builder & developer	$0	$2,033	$2,033	$3,902	$136,986	$140,888
Commercial real estate investor	0	2,586	2,586	5,756	213,638	219,394
Residential real estate investor	29	2,386	2,415	969	168,803	169,772
Hotel/Motel	0	844	844	380	84,360	84,740
Wholesale & retail	0	697	697	276	77,438	77,714
Manufacturing	0	309	309	622	32,216	32,838
Agriculture	263	305	568	1,015	43,736	44,751
Other commercial	31	2,076	2,107	1,136	209,580	210,716
Total commercial related	323	11,236	11,559	14,056	966,757	980,813
Residential mortgage	0	65	65	285	67,151	67,436
Home equity	0	167	167	313	87,621	87,934
Other consumer	0	209	209	194	31,142	31,336
Total consumer related	0	441	441	792	185,914	186,706
Unallocated	0	1,558	1,558	-	-	-
Total	$323	$13,235	$13,558	$14,848	$1,152,671	$1,167,519

December 31, 2015
Builder & developer	$0	$1,934	$1,934	$4,284	$129,694	$133,978
Commercial real estate investor	0	2,337	2,337	5,977	186,017	191,994
Residential real estate investor	142	1,959	2,101	1,471	159,673	161,144
Hotel/Motel	0	837	837	420	83,751	84,171
Wholesale & retail	0	701	701	309	77,385	77,694
Manufacturing	0	223	223	630	29,695	30,325
Agriculture	263	285	548	422	40,795	41,217
Other commercial	0	2,054	2,054	1,789	214,102	215,891
Total commercial related	405	10,330	10,735	15,302	921,112	936,414
Residential mortgage	0	67	67	164	69,930	70,094
Home equity	0	161	161	202	86,206	86,408
Other consumer	0	261	261	247	30,048	30,295
Total consumer related	0	489	489	613	186,184	186,797
Unallocated	0	1,480	1,480	-	-	-
Total	$405	$12,299	$12,704	$15,915	$1,107,296	$1,123,211

June 30, 2015
Builder & developer	$495	$1,411	$1,906	$5,685	$126,150	$131,835
Commercial real estate investor	845	1,785	2,630	6,051	161,149	167,200
Residential real estate investor	148	1,236	1,384	1,946	116,166	118,112
Hotel/Motel	0	702	702	493	82,597	83,090
Wholesale & retail	0	586	586	387	77,214	77,601
Manufacturing	0	192	192	640	31,981	32,621
Agriculture	263	246	509	422	44,865	45,287
Other commercial	0	1,523	1,523	1,933	194,254	196,187
Total commercial related	1,751	7,681	9,432	17,557	834,376	851,933
Residential mortgage	0	66	66	153	72,864	73,017
Home equity	0	158	158	141	84,116	84,257
Other consumer	0	153	153	380	31,812	32,192
Total consumer related	0	377	377	674	188,792	189,466
Unallocated	0	2,157	2,157	-	-	-
Total	$1,751	$10,215	$11,966	$18,231	$1,023,168	$1,041,399

Note 7—Deposits

The composition of deposits as of June 30, 2016 and December 31, 2015 is shown below.

	June 30,	December 31,
(dollars in thousands)	2016	2015
Noninterest bearing demand	$194,630	$162,982
NOW	107,904	102,943
Money market	399,611	360,983
Savings	77,593	69,646
Time deposits less than $100,000	244,053	238,392
Time deposits $100,000 to $250,000	129,381	122,730
Time deposits $250,000 or more	45,578	36,473
Total deposits	$1,198,750	$1,094,149

Note 8—Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. At June 30, 2016, the balance of securities sold under agreements to repurchase was $21,887,000 compared to $74,510,000 at December 31, 2015. There were no other short-term borrowings at June 30, 2016 or December 31, 2015.

The following table presents a summary of long-term debt as of June 30, 2016 and December 31, 2015. PeoplesBank’s long-term debt obligations to the FHLBP are fixed rate instruments. Under terms of a blanket collateral agreement with the FHLBP, the obligations are secured by FHLBP stock and PeoplesBank qualifying loan receivables, principally real estate secured loans.

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
Due 2034, 2.67%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 2.17% floating rate based on 3 month
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

As of June 30, 2016, Codorus Valley and PeoplesBank met the minimum requirements of the Basel III framework, and PeoplesBank’s capital ratios exceeded the amount to be considered “well capitalized” as defined in the regulations. The table below provides a comparison of the Corporation’s and PeoplesBank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirement for the periods indicated.

			Minimum for		Well Capitalized
	Actual		Capital Adequacy (1)		Minimum (2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at June 30, 2016
Capital ratios:
Common equity Tier 1	$147,838	12.38%	$61,198	5.125%	n/a	n/a
Tier 1 risk based	157,838	13.22	79,110	6.625	n/a	n/a
Total risk based	171,396	14.35	102,992	8.625	n/a	n/a
Leverage	157,838	10.89	57,961	4.00	n/a	n/a

at December 31, 2015
Capital ratios:
Common equity Tier 1	$143,456	12.56%	$51,395	4.50%	n/a	n/a
Tier 1 risk based	165,456	14.49	68,527	6.00	n/a	n/a
Total risk based	178,160	15.60	91,370	8.00	n/a	n/a
Leverage	165,456	11.73	56,398	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at June 30, 2016
Capital ratios:
Common equity Tier 1	$154,324	12.96%	$61,025	5.125%	$77,397	6.50%
Tier 1 risk based	154,324	12.96	78,885	6.625	95,258	8.00
Total risk based	167,882	14.10	102,700	8.625	119,072	10.00
Leverage	154,324	10.68	57,822	4.00	72,277	5.00

at December 31, 2015
Capital ratios:
Common equity Tier 1	$149,073	13.10%	$51,227	4.50%	$73,994	6.50%
Tier 1 risk based	149,073	13.10	68,302	6.00	91,070	8.00
Total risk based	161,777	14.21	91,070	8.00	113,837	10.00
Leverage	149,073	10.60	56,248	4.00	70,310	5.00

(1) Minimum amounts and ratios as of June 30, 2016 include the first year phase in of the capital conservation buffer of 0.625 percent required by the Basel III framework. The conservation buffer is to be phased in over a four year period beginning January 1, 2016, with the full 2.5 percent required as of January 1, 2019.

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

 - 32  -

The Corporation raised net proceeds of approximately $32,500,000, resulting from the gross amount of the public offering transaction and the exercise of the purchase options of $34,500,000, less related underwriting discounts, commissions and offering expense of approximately $2,000,000. Approximately $19,800,000 of the net proceeds from the public offering was invested in the Corporation’s Bank subsidiary, PeoplesBank. A portion of the proceeds were used to redeem the remaining $12,000,000 of Series B preferred held by the United States Department of Treasury on February 18, 2016. The remaining proceeds were used for general corporate purposes.

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

The annualized dividend rate on the preferred stock issued under the SBLF Program was 1 percent for the six months ended June 30, 2015 and through the redemption date of February 18, 2016.

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

Note 12—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $22,907,000 of standby letters of credit outstanding on June 30, 2016, compared to $19,037,000 on December 31, 2015. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of June 30, 2016 and December 31, 2015, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

 - 33  -

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

 - 34  -

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

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
June 30, 2016
Securities available-for-sale:
U.S. agency	$11,088	$0	$11,088	$0
U.S. agency mortgage-backed, residential	101,498	0	101,498	0
State and municipal	76,740	0	76,740	0

December 31, 2015
Securities available-for-sale:
U.S. agency	$17,414	$0	$17,414	$0
U.S. agency mortgage-backed, residential	120,581	0	120,581	0
State and municipal	75,475	0	75,475	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans

Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At June 30, 2016, the fair value of impaired loans with a valuation allowance or charge-off was $1,112,000, net of valuation allowances of $323,000 and charge-offs of $888,000. At December 31, 2015 the fair value of impaired loans with a valuation allowance or charge-off was $1,846,000, net of valuation allowances of $405,000 and charge-offs of $1,262,000.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based on an independent third-party appraisal of the property or occasionally on a recent sales offer. At June 30, 2016, the fair value of foreclosed real estate with a valuation allowance or write-down was $1,816,000, net of valuation allowances of $920,000 and no write-downs. At December 31, 2015, the fair value of foreclosed real estate with a valuation allowance or write-down was $2,003,000, net of valuation allowances of $981,000 and write-downs of $34,000.

 - 35  -

Mortgage Servicing Rights

Mortgage servicing rights are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. The fair value of servicing rights is based on the present value of estimated future cash flows on pools of mortgages stratified by rate and original time to maturity. Mortgage servicing rights are subsequently evaluated for impairment on a quarterly basis. Significant inputs to the valuation include expected cash flow, expected net servicing income, a cash flow discount rate and the expected life of the underlying loans. At June 30, 2016, the fair value of the mortgage servicing rights asset was $117,000. There were no mortgage servicing assets as of December 31, 2015.

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
June 30, 2016
Impaired loans	$1,112	$0	$0	$1,112
Foreclosed real estate	1,816	0	0	1,816
Mortgage servicing rights	117	0	0	117

December 31, 2015
Impaired loans	$1,846	$0	$0	$1,846
Foreclosed real estate	2,003	0	0	2,003

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
(dollars in thousands)	Estimate	Techniques	Input	Range	Average
June 30, 2016
Impaired loans	$1,112	Appraisal (1)	Appraisal adjustments (2)	15% - 25%	18%
Foreclosed real estate	1,816	Appraisal (1)	Appraisal adjustments (2)	19% - 19%	19%
Mortgage servicing rights	117	Multiple of annual service fee	Estimated prepayment speed based on rate and term	238% - 406%	376%

December 31, 2015
Impaired loans	$1,846	Appraisal (1)	Appraisal adjustments (2)	15% - 25%	16%
Foreclosed real estate	2,003	Appraisal (1)	Appraisal adjustments (2)	7% - 38%	34%

(1)	Fair value is generally determined through independent appraisals, which generally include various level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted downward by the Corporation’s management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

 - 36  -

Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of the Corporation’s financial instruments as of June 30, 2016 and December 31, 2015:

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

 - 37  -

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

The following presents the carrying amounts and estimated fair values of the Corporation’s financial instruments as of June 30, 2016 and December 31, 2015.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices	Significant	Significant
			in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
(dollars in thousands)	Amount	Fair Value	Identical Assets	Inputs	Inputs
June 30, 2016
Financial assets
Cash and cash equivalents	$79,334	$79,334	$79,334	$0	$0
Securities available-for-sale	189,326	189,326	0	189,326	0
Restricted investment in bank stocks	5,126	5,126	0	5,126	0
Loans held for sale	950	965	0	965	0
Loans, net	1,153,961	1,164,988	0	0	1,164,988
Interest receivable	3,918	3,918	0	3,918	0
Mortgage servicing rights	117	117	0	0	117

Financial liabilities
Deposits	$1,198,750	$1,200,539	$0	$1,200,539	$0
Short-term borrowings	21,887	21,887	0	21,887	0
Long-term debt	120,310	118,266	0	111,306	6,960
Interest payable	510	510	0	510	0

Off-balance sheet instruments	0	0	0	0	0

December 31, 2015
Financial assets
Cash and cash equivalents	$57,485	$57,485	$57,485	$0	$0
Securities available-for-sale	213,470	213,470	0	213,470	0
Restricted investment in bank stocks	5,028	5,028	0	5,028	0
Loans held for sale	564	574	0	574	0
Loans, net	1,110,507	1,119,758	0	0	1,119,758
Interest receivable	4,003	4,003	0	4,003	0

Financial liabilities
Deposits	$1,094,149	$1,092,819	$0	$1,092,819	$0
Short-term borrowings	74,510	74,510	0	74,510	0
Long-term debt	120,310	117,041	0	110,195	6,846
Interest payable	468	468	0	468	0

Off-balance sheet instruments	0	0	0	0	0

 - 38  -

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

Gross amounts Not Offset in
		Gross	Net Amounts	the Statements of Condition
	Gross	Amounts	of Liabilities	Financial Instruments
	Amounts of	Offset in the	Presented in	U.S. agency		Cash
	Recognized	Statements	the Statements	mortgage-backed,		Collateral	Net
(dollars in thousands)	Liabilities	of Condition	of Condition	residential	U.S. agency	Pledged	Amount
June 30, 2016
Repurchase Agreements	$21,887	$0	$21,887	$(21,887)	0	$0	$0

December 31, 2015
Repurchase Agreements	$74,510	$0	$74,510	(63,162)	(11,348)	$0	$0

As of June 30, 2016 and December 31, 2015, the fair value of securities pledged in connection with repurchase agreements was $33,584,000 and $75,094,000, respectively.

 - 39  -

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

 - 40  -

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

Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015

Financial Highlights

The Corporation’s net income available to common shareholders (earnings) was $3,040,000 for the quarter ended June 30, 2016, as compared to $2,890,000 for the quarter ended June 30, 2015, an increase of $150,000 or 5 percent.

•	Net interest income for the second quarter of 2016 increased $1,370,000 or 12 percent above the same period in 2015, primarily due to increased interest income from a higher volume of commercial loans in the second quarter of 2016 as compared to the second quarter of 2015.

•	The Corporation’s net interest margin (tax-equivalent basis) for the second quarter of 2016 was 3.95 percent, compared to 3.83 percent for the second quarter of 2015. PeoplesBank continues to have success in growing low cost core deposits, while maintaining reasonable yields on new loan growth in a highly competitive, low interest rate environment.

•	The provision for loan losses was $800,000 for each of the three months ended June 30, 2016 and 2015. The allowance as a percentage of total loans was 1.16 percent at June 30, 2016, as compared to 1.13 percent at December 31, 2015, and 1.15 percent at June 30, 2015.

•	Noninterest income for the second quarter of 2016 increased $312,000 or 15 percent compared to the second quarter of 2015. Several sources contributed to the rise in noninterest revenues, including income from mutual fund, annuity and insurance sales, increased deposit service fees generated by higher transaction volumes and fee schedule changes, and income from bank owned life insurance.

•	Noninterest expenses in the second quarter of 2016 were $1,445,000 or 16 percent higher than the second quarter of 2015. Personnel and facility costs accounted for the majority of the increase, reflecting additional compensation, benefits, and/or occupancy expenses to support normal business growth in our existing and newly expanded markets. In the prior twelve months, PeoplesBank added two limited service facilities, one full service branch and an administrative services center.

•	The provision for income taxes for the second quarter of 2016 increased by $117,000 or 9 percent as compared to the second quarter of 2015. Pre-tax income in the second quarter of 2016 was 6 percent more than the second quarter of 2015. The increase is also due to a higher effective tax rate resulting from a lower level of tax-exempt investment income in the second quarter of 2016 as compared to the prior year.

 - 41  -

The schedule below presents selected performance metrics for the second quarter of both 2016 and 2015. Per share computations include the effect of stock dividends, including the 5 percent common stock dividend declared and distributed in the fourth quarter of 2015.

	Three months ended
	June 30,
	2016	2015
Basic earnings per common share	$0.38	$0.47
Diluted earnings per common share	$0.38	$0.46
Cash dividend payout ratio	34.05%	25.30%
Return on average assets	0.84%	0.87%
Return on average equity	8.01%	9.55%
Net interest margin (tax equivalent basis)	3.95%	3.83%
Net overhead ratio	2.19%	2.04%
Efficiency ratio	64.89%	62.45%
Average equity to average assets	10.45%	9.14%

A more detailed analysis of the factors and trends affecting the Corporation’s earnings and financial position follows.

Income Statement Analysis

Net Interest Income

Net interest income for the quarter ended June 30, 2016 was $13,199,000, an increase of $1,370,000 or 12 percent compared to net interest income of $11,829,000 for the second quarter of 2015. The increase was primarily attributable to higher loan interest income. The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets for the quarter, was 3.95 percent for the second quarter of 2016, which compared favorably to the 3.83 percent net interest margin for the second quarter of 2015.

Total interest income for the second quarter of 2016 totaled $15,323,000, an increase of $1,517,000 or 11 percent above the amount of total interest income for the second quarter of 2015. The change was primarily a result of a significant increase in loan income, partially offset by a decline in investment income.

Interest income on loans increased $1,661,000 or 13 percent in the second quarter of 2016 compared to the same period in 2015. The average balance of outstanding loans increased approximately $125,870,000 or 12 percent in the second quarter of 2016 compared to the same quarter in 2015, primarily in commercial loans. In addition, the tax equivalent yield on loans for the second quarter of 2016 increased by 5 basis points compared to the second quarter of 2015.

Interest income on investments decreased $156,000 or 13 percent in the second quarter of 2016 compared to the same period in 2015. The average balance of the investment securities portfolio decreased 9 percent when comparing the second quarter of 2016 to the same period in 2015, as funds from investment maturities, repayments and calls were not reinvested, but were used for other purposes, including providing funds to support loan growth. The tax-equivalent yield on investments for the second quarter of 2016 was 2.64 percent or 4 basis points lower than the 2.68 percent experienced in the second quarter of 2015, which also contributed to the decrease in interest income on investments.

 - 42  -

Total interest expense for the second quarter of 2016 totaled $2,124,000, an increase of $147,000 or 7 percent as compared to total interest expense of $1,977,000 for the second quarter of 2015. The increase was a result of higher average volume of deposits and a higher average volume and cost of borrowings, used to fund commercial loans of similar duration.

Interest expense on deposits increased $57,000 or 4 percent in the second quarter of 2016 compared to the same period in 2015. The change in expense on deposits was primarily volume driven, as the average rate paid on interest-bearing deposits in both the second quarter of 2016 and 2015 was 0.66 percent. The average balance of interest-bearing deposits for the second quarter of 2016 increased by $36,148,000 or 4 percent compared to the second quarter of 2015. Also, the Corporation experienced favorable growth in noninterest-bearing deposits, with the average volume for the second quarter of 2016 increasing to $179,026,000 as compared to $139,137,000 for the second quarter of 2015.

Interest expense on borrowings for the second quarter of 2016 increased by $90,000 compared to the second quarter of 2015, due primarily to a higher average balance of long-term debt. Outstanding long-term borrowings from the Federal Home Loan Bank of Pittsburgh (FHLB) averaged $120,310,000 for the second quarter of 2016, compared to an average balance of approximately $101,912,000 for the second quarter of 2015. The increase in the average balance related primarily to FHLB advances totaling $35,000,000 obtained in June 2015. These advances have intermediate term bullet maturities and were to supplement deposits for funding expected loan growth, and to provide a partial hedge against rising market interest rates by having maturities similar to the amortization of fixed rate commercial loans in the Corporation’s portfolio. The rate on average long-term borrowings for the second quarter of 2016 was 1.63 percent, a slight increase as compared to the rate of 1.53 percent for the second quarter of 2015.

 - 43  -

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended June 30,
		2016			2015
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$21,115	$26	0.50%	$21,772	$14	0.26%
Investment securities:
Taxable	120,982	657	2.18	149,264	810	2.18
Tax-exempt	74,195	625	3.39	66,349	628	3.80
Total investment securities	195,177	1,282	2.64	215,613	1,438	2.68

Loans:
Taxable (1)	1,137,325	14,084	4.98	1,008,810	12,386	4.92
Tax-exempt	19,353	204	4.24	21,998	260	4.74
Total loans	1,156,678	14,288	4.97	1,030,808	12,646	4.92
Total earning assets	1,372,970	15,596	4.57	1,268,193	14,098	4.46
Other assets (2)	80,631			69,737
Total assets	$1,453,601			$1,337,930
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$484,238	$442	0.37%	$428,376	$350	0.33%
Savings	75,685	19	0.10	70,410	18	0.10
Time	412,814	1,147	1.12	437,803	1,183	1.08
Total interest bearing deposits	972,737	1,608	0.66	936,589	1,551	0.66
Short-term borrowings	20,760	28	0.54	28,784	38	0.53
Long-term debt	120,310	488	1.63	101,912	388	1.53
Total interest bearing liabilities	1,113,807	2,124	0.77	1,067,285	1,977	0.74

Noninterest bearing deposits	179,026			139,137
Other liabilities	8,909			9,179
Shareholders’ equity	151,859			122,329

Total liabilities and
shareholders’ equity	$1,453,601			$1,337,930
Net interest income (tax equivalent basis)		$13,472			$12,121
Net interest margin (3)			3.95%			3.83%
Tax equivalent adjustment		(273)			(292)
Net interest income		$13,199			$11,829

(1)	Average balance includes average nonaccrual loans of $2,570,000 for 2016 and $7,450,000 for 2015. Interest includes net loan fees of $863,000 for 2016 and $510,000 for 2015.

(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.
(3)	Net interest income (tax equivalent basis) annualized as a percentage of average earning assets.

 - 44  -

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended
	June 30,
	2016 vs. 2015
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$0	$12	$12
Investment securities:
Taxable	(136)	(17)	(153)
Tax-exempt	74	(77)	(3)
Loans:
Taxable	1,977	(279)	1,698
Tax-exempt	(31)	(25)	(56)
Total interest income	1,884	(386)	1,498
Interest Expense
Deposits:
Interest bearing demand	47	45	92
Savings	1	0	1
Time	(68)	32	(36)
Short-term borrowings	(11)	1	(10)
Long-term debt	68	32	100
Total interest expense	37	110	147
Net interest income	$1,847	$(496)	$1,351

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

The provision for loan losses is an expense charged to earnings to cover the estimated losses attributable to uncollected loans. The provision reflects management’s judgment of an appropriate level for the allowance for loan losses. The provision for loan losses was $800,000 for each of the three months ended June 30, 2016 and 2015. The second quarter provisions for each period were impacted by net charge-offs of $332,000 in 2016 and $269,000 in 2015. The allowance as a percentage of total loans was 1.16 percent at June 30, 2016, as compared to 1.13 percent at December 31, 2015, and 1.15 percent at June 30, 2015.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 61.

 - 45  -

Noninterest Income

The following table presents the components of total noninterest income for the second quarter of 2016, compared to the second quarter of 2015.

Table 3 - Noninterest income

	Three months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2016	2015	$	%

Trust and investment services fees	$621	$604	$17	3%
Income from mutual fund, annuity and insurance sales	236	159	77	48
Service charges on deposit accounts	901	875	26	3
Income from bank owned life insurance	224	173	51	29
Other income	229	166	63	38
Net gain on sales of loans held for sale	235	157	78	50
Total noninterest income	$2,446	$2,134	$312	15%

The discussion that follows addresses changes in selected categories of noninterest income.

Income from mutual fund, annuity and insurance sales—The $77,000 or 48 percent increase in income from the sale of mutual fund, annuity and insurance products by Codorus Valley Financial Advisors, Inc. (“CVFA”), a subsidiary of PeoplesBank, was due to the higher volume of assets under management during the second quarter of 2016.

Income from bank owned life insurance—The $51,000 or 29 percent increase in income from bank owned life insurance was due to additional investments totaling $6,987,000 in 2016.

Other income— The $63,000 or 38 percent increase in other income was due to higher miscellaneous client based service charges, such as wire transfer, gift card, and credit card merchant fees. Also contributing to the increase was higher revenue provided by SYC Settlement Services, Inc., a subsidiary of PeoplesBank, due to an upturn in the volume of real estate settlement services.

Net gain on sales of loans held for sale—The $78,000 or 50 percent increase in gains from the sale of residential mortgage loans held for sale was due to a higher volume of mortgage originations and sales during the second quarter of 2016 compared to 2015 and the recording of $117,000 of mortgage servicing rights on all loans sold during 2016 with servicing retained.

 - 46  -

Noninterest Expense

The following table presents the components of total noninterest expense for the second quarter of 2016, compared to the second quarter of 2015.

Table 4 - Noninterest expense

	Three months ended June 30,		Change Increase (Decrease)
(dollars in thousands)	2016	2015	$	%

Personnel	$6,001	$4,893	$1,108	23%
Occupancy of premises, net	824	784	40	5
Furniture and equipment	707	672	35	5
Postage, stationery and supplies	204	189	15	8
Professional and legal	167	246	(79)	(32)
Marketing	369	470	(101)	(21)
FDIC insurance	180	174	6	3
Debit card processing	265	220	45	20
Charitable donations	27	18	9	50
Telephone	164	158	6	4
External data processing	349	262	87	33
Merger related	0	49	(49)	(100)
Foreclosed real estate including losses on sales	95	32	63	197
Other	1,061	801	260	32
Total noninterest expense	$10,413	$8,968	$1,445	16%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $1,108,000 or 23 percent increase in personnel expense was due largely to the addition of new employees to support the Corporation’s business growth, which included our entry into Lancaster County, Pennsylvania and the hiring of employees to support our business and consumer banking services in our Maryland market. Also contributing to the change was the timing of expense recognition for the annual employee performance bonuses as well as the higher cost of health insurance.

Occupancy; furniture and equipment – The $75,000 or 5 percent increase in combined occupancy and furniture and equipment costs was due primarily to the opening of three new branches over the previous twelve months. The three branches included two limited services facilities, which opened in July of 2015 and January of 2016, and a full service branch opened in our Maryland market in April of 2016. Additionally, in December of 2015, PeoplesBank relocated the South Hanover Branch into a newly constructed facility and completed the renovations of, and subsequently opened, the administrative services center.

Professional and legal—The $79,000 or 32 percent decrease in professional and legal expenses is attributed to a reduction in legal and consulting fees related to corporate strategic initiatives.

Marketing—The $101,000 or 21 percent decrease in marketing expenses was due to 2015 including higher volume of branding, promotion, and advertising activities in the new Maryland markets from the Corporation’s January 2015 acquisition of Madison Bancorp, Inc.

Debit card processing—The $45,000 or 20 percent increase in debit card processing reflects year over year higher debit card transaction volume, due primarily to the increased number of demand deposit accounts and debit cards.

External data processing—The $87,000 or 33 percent increase in external data processing expenses reflects increased outsourcing of transaction processing to specialized vendors, which is typically performed on such vendors’ hosted and secure websites. The corporation continues to expand and enhance electronic banking services provided to our clients and has outsourced statement printing and mailing services, resulting in higher external data processing costs.

Foreclosed real estate—The $63,000 or 197 percent increase in foreclosed real estate expenses was primarily attributable to $51,000 of costs to complete infrastructure and improvements to a foreclosed real estate property. The Corporation has no further financial obligation or liability related to the foregoing.

Provision for Income Taxes

The provision for income taxes for the second quarter of 2016 was $1,392,000, an increase of $117,000 or 9 percent as compared to the second quarter of 2015. Several factors contributed to the increase, including the higher level of pre-tax income for the second quarter of 2016 versus the same period in 2015, and the decreased amount of tax-exempt investment income for 2016 as compared to the prior year. For both the second quarter of 2016 and 2015, the Corporation’s statutory federal income tax rate was 35 percent. However, the effective income tax rate was 31 percent for the second quarter of 2016, compared to 30 percent for the second quarter of 2015. The effective tax rate differs from the statutory tax rate due to the impact of certain elements with specific tax benefits, including tax-exempt income, such as income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance.

Preferred Stock Dividends

No preferred stock dividends were paid in the second quarter of 2016 compared to $30,000 for the same period in 2015. On February 18, 2016, the Corporation completed the redemption of all 12,000 remaining shares of the Corporation’s Series B preferred stock issued in connection with the Small Business Lending Fund Program. This transaction was reported on a Form 8-K filed on February 19, 2016. The Information about the SBLF Program is provided in this report at Note 10-Shareholders’ Equity.

Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015

Financial Highlights

The Corporation’s net income available to common shareholders (earnings) was $5,841,000 for the first six months of 2016 compared to $5,294,000 for the first six months of 2015, an increase of $547,000 or 10 percent.

•	Net interest income for the first six months of 2016 increased $2,657,000 or 11 percent above the first six months of 2015, primarily due to increased interest income from a higher volume of commercial loan growth over the previous twelve months.

•	The Corporation’s net interest margin (tax-equivalent basis) for the six months ended June 30, 2016 was 3.95 percent, compared to 3.88 percent for the first six months of 2015. PeoplesBank continues to have success in growing low cost core deposits, while maintaining reasonable yields on new loan growth in a highly competitive, low interest rate environment.

•	The provision for loan losses for the first six months of 2016 was $1,600,000 or a $200,000 decrease as compared to a provision of $1,800,000 for the first six months of 2015. The provision for both periods supported adequate loan loss reserve coverage including the Corporation’s substantial growth in commercial loans. The allowance as a percentage of total loans was 1.16 percent at June 30, 2016, as compared to 1.15 percent at June 30, 2015.

•	Noninterest income for the first six months of 2016 increased $340,000 or 8 percent compared to the first six months of 2015. Several sources contributed to the rise in noninterest revenues, including income from mutual fund, annuity and insurance sales, increased deposit service fees generated by higher transaction volumes and fee schedule changes, and income from bank owned life insurance.

•	Noninterest expenses for the first six months of 2016 were $2,314,000 or 12 percent higher than the first six months of 2015. Personnel and facility costs accounted for the majority of the increase, reflecting additional compensation, benefits, and/or occupancy expenses to support normal business growth in our existing and newly expanded markets. In the prior twelve months, PeoplesBank added two limited services facilities, one full service branch and an administrative services center.

•	The provision for income taxes for the first six months of 2016 increased by $380,000 or 17 percent as compared to the first six months of 2015. Pre-tax income in the first six months of 2016 was 12 percent more than the first six months of 2015. The increase is due to a higher effective tax rate resulting from a lower level of tax-exempt investment income in the first six months of 2016 as compared to the prior year.

On June 30, 2016, the Corporation’s total assets were over $1.50 billion, an increase of 3 percent since December 31, 2015. The increase was attributed to loan growth, primarily in commercial loans.

The Corporation’s capital level remained sound as evidenced by regulatory capital ratios that exceed current regulatory requirements for well capitalized institutions. As of June 30, 2016, the Corporation’s capital calculations and ratios reflect full compliance with the Basel III regulatory capital framework, which became effective on January 1, 2015.

The schedule below presents selected performance metrics for the first six months of both 2016 and 2015. The 2015 per share computations include the effect of the 5 percent common stock dividend declared and distributed in the fourth quarter of 2015.

	Six months ended
	June 30,
	2016	2015
Basic earnings per common share	$0.73	$0.86
Diluted earnings per common share	$0.73	$0.85
Cash dividend payout ratio	35.43%	27.58%
Return on average assets	0.82%	0.81%
Return on average equity	7.61%	8.87%
Net interest margin (tax equivalent basis)	3.95%	3.88%
Net overhead ratio	2.26%	2.19%
Efficiency ratio	66.09%	65.29%
Average equity to average assets	10.72%	9.14%

A more detailed analysis of the factors and trends affecting the Corporation’s earnings and financial position follows.

Income Statement Analysis

Net Interest Income

Net interest income for the six months ending June 30, 2016 was $26,164,000, an increase of $2,657,000 or 11 percent compared to net interest income of $23,507,000 for the first six months of 2015. The increase was primarily attributable to higher loan interest income. The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets for the quarter, was 3.95 percent for the first half of 2016, which was comparable to the 3.88 percent net interest margin for the first half of 2015.

Total interest income for the first six months of 2016 totaled $30,337,000, an increase of $2,845,000 or 10 percent above the amount of total interest income for the first six months of 2015. The change was primarily a result of a significant increase in loan income, partially offset by a decline in investment income.

Interest income on loans increased $3,165,000 or 13 percent in the first six months of 2016 compared to the same period in 2015. The average balance of outstanding loans increased approximately $132,610,000 or 13 percent in the first six months of 2016 compared to the first half of 2015, reflecting commercial loan growth over the past year.

Investment income for the first six months of 2016 decreased $321,000 or 12 percent compared to the first six months of 2015. The average balance of the investment securities portfolio decreased 5 percent when comparing the first half of 2016 to the same period in 2015, which contributed to the decline in investment income. Some proceeds from investment maturities and sales were not fully reinvested, but were used for other purposes including providing funds to support loan growth. Also, the tax-equivalent yield on investments for the first half of 2016 was 2.67 percent or 17 basis points lower than the 2.84 percent experienced during the first half of 2015, as the yields on maturing investments (primarily tax-exempt municipal securities) were generally higher than those on investments purchased in the current lower interest rate environment.

Total interest expense for the first six months of 2016 totaled $4,173,000, an increase of $188,000 or 5 percent as compared to total interest expense of $3,985,000 for the first six months of 2015. The change in interest expense was primarily a result of an increase in the average volume and cost of long-term borrowings which was partially offset by a decrease in overall cost of deposits.

Interest expense on deposits decreased by $73,000 or 2 percent in the first half of 2016 compared to the same period in 2015. Decreases in the rate of interest paid on deposits in the continuing low rate environment more than offset the additional interest expense attributable to an increase in the volume of deposits. The average rate paid on interest-bearing deposits in the first half of 2016 was 0.66 percent, a decrease from the average rate of 0.69 percent paid on interest-bearing deposits during the first half of 2015. The average balance of interest-bearing deposits for the first six months of 2016, primarily in lower cost core deposits, increased by $22,721,000 or 24 percent compared to the average for the first six months of 2015. Also, the Corporation experienced favorable growth in noninterest-bearing deposits, with the average volume for the first half of 2016 increasing to $170,162,000 as compared to $133,724,000 for the first half of 2015.

Interest expense on borrowings for the first six months of 2016 increased by $261,000 or 33 percent compared to the first six months of 2015, due primarily to a higher average balance and cost of long-term debt. Outstanding long-term borrowings, consisting primarily of Federal Home Loan Bank of Pittsburgh (FHLB) advances, averaged $120,310,000 for the first half of 2016, compared to an average balance of approximately $96,186,000 for the same period of 2015. The increase in the average balance related primarily to FHLB advances totaling $35,000,000 obtained in June 2015. These advances have intermediate term bullet maturities and were used to supplement deposits for funding expected loan growth as well as to provide a partial hedge against rising market interest rates by having maturities similar to the amortization of fixed rate commercial loans in the Corporation’s portfolio. The rate on average long-term borrowings for the first half of 2016 was 1.63 percent, a slight increase as compared to the rate of 1.50 percent for the same period of 2015.

Table 5-Average Balances and Interest Rates (tax equivalent basis)

	Six months ended June 30,
		2016			2015
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$12,619	$34	0.54%	$25,857	$33	0.26%
Investment securities:
Taxable	128,029	1,426	2.24	147,704	1,748	2.39
Tax-exempt	73,992	1,259	3.42	66,031	1,258	3.84
Total investment securities	202,021	2,685	2.67	213,735	3,006	2.84

Loans:
Taxable (1)	1,125,999	27,764	4.96	990,250	24,515	4.99
Tax-exempt	18,965	400	4.24	22,104	529	4.83
Total loans	1,144,964	28,164	4.95	1,012,354	25,044	4.99
Total earning assets	1,359,604	30,883	4.57	1,251,946	28,083	4.52
Other assets (2)	76,367			69,243
Total assets	$1,435,971			$1,321,189
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$473,664	$858	0.36%	$422,034	$683	0.33%
Savings	73,313	36	0.10	66,561	33	0.10
Time	405,085	2,224	1.10	440,746	2,475	1.13
Total interest bearing deposits	952,062	3,118	0.66	929,341	3,191	0.69
Short-term borrowings	31,242	82	0.53	32,001	79	0.50
Long-term debt	120,310	973	1.63	96,186	715	1.50
Total interest bearing liabilities	1,103,614	4,173	0.76	1,057,528	3,985	0.76

Noninterest bearing deposits	170,162			133,724
Other liabilities	8,232			9,244
Shareholders’ equity	153,963			120,693

Total liabilities and
shareholders’ equity	$1,435,971			$1,321,189
Net interest income (tax equivalent basis)		$26,710			$24,098
Net interest margin (3)			3.95%			3.88%
Tax equivalent adjustment		(546)			(591)
Net interest income		$26,164			$23,507

(1)	Average balance includes average nonaccrual loans of $2,826,000 for 2016 and $8,304,000 for 2015.

Interest includes net loan fees of $1,568,000 for 2016 and $1,020,000 for 2015.

(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.
(3)	Net interest income (tax equivalent basis) annualized as a percentage of average interest earning assets.

Table 6-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Six months ended
	June 30,
	2016 vs. 2015
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$(17)	$18	$1
Investment securities:
Taxable	(151)	(171)	(322)
Tax-exempt	152	(151)	1
Loans:
Taxable	4,014	(765)	3,249
Tax-exempt	(75)	(54)	(129)
Total interest income	3,923	(1,123)	2,800
Interest Expense
Deposits:
Interest bearing demand	92	83	175
Savings	3	0	3
Time	(200)	(51)	(251)
Short-term borrowings	(5)	8	3
Long-term debt	173	85	258
Total interest expense	63	125	188
Net interest income	$3,860	$(1,248)	$2,612

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

For the first six months of 2016, the provision for loan losses was $1,600,000 as compared to a provision of $1,800,000 for the first six months of 2015. The provision for both periods supported adequate loan loss reserve coverage including the Corporation’s substantial growth in commercial loans. For the first six months of 2016, net charge-offs were $746,000 as compared to $996,000 in the first half of 2015. The allowance as a percentage of total loans was 1.16 percent at June 30, 2016, as compared to 1.13 percent at December 31, 2015, and 1.15 percent at June 30, 2015.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 61.

Noninterest Income

The following table presents the components of total noninterest income for the first six months of 2016, compared to the first six months of 2015.

Table 7 - Noninterest income

	Six months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2016	2015	$	%

Trust and investment services fees	$1,238	$1,205	$33	3%
Income from mutual fund, annuity and insurance sales	495	315	180	57
Service charges on deposit accounts	1,738	1,632	106	6
Income from bank owned life insurance	398	344	54	16
Other income	418	316	102	32
Net gain on sales of loans held for sale	350	308	42	14
Gain on sales of securities	194	371	(177)	(48)
Total noninterest income	$4,831	$4,491	$340	8%

The discussion that follows addresses changes in selected categories of noninterest income.

Income from mutual fund, annuity and insurance sales—The $180,000 or 57 percent increase in income from the sale of mutual fund, annuity and insurance products by CVFA, was due to the higher volume of assets under management during the first half of 2016.

Service charges on deposit accounts—The $106,000 or 6 percent increase in service charge income on deposit accounts was due to an increase in the volume of deposit accounts subject to fees as well as fee schedule increases implemented during the first quarter of 2015. The increased fees were in effect during the entire first half of 2016.

Income on bank owned life insurance—The $54,000 or 16 percent increase in income from bank owned life insurance was due to additional investments totaling $6,987,000 in 2016.

Other income— The $102,000 or 32 percent increase in other income was due to higher miscellaneous client based service charges, such as wire transfer, gift card, and credit card merchant fees. Also contributing to the increase was higher revenue provided by SYC Settlement Services, Inc., a subsidiary of PeoplesBank, due to an upturn in the volume of real estate settlement services.

Net gain on sales of loans held for sale—The $42,000 or 14 percent increase in net gains from the sale of residential mortgage loans held for sale was due to higher volume of mortgage originations and sales during 2016 compared to 2015.

Gain on sales of securities— The Corporation realized $194,000 in gains from the sales of four securities. This represents a $177,000 or 48 percent decrease from the $371,000 recognized in 2015. Securities sold included those where market pricing provided a favorable return at the time of sale, versus holding the respective securities to maturity. Sales in 2016 provided cash to meet short-term liquidity needs.

Noninterest Expense

The following table presents the components of total noninterest expense for the first six months of 2016, compared to the first six months of 2015.

Table 8 - Noninterest expense

	Six months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2016	2015	$	%

Personnel	$11,998	$10,153	$1,845	18%
Occupancy of premises, net	1,721	1,584	137	9
Furniture and equipment	1,432	1,350	82	6
Postage, stationery and supplies	377	352	25	7
Professional and legal	330	420	(90)	(21)
Marketing	838	689	149	22
FDIC insurance	346	349	(3)	(1)
Debit card processing	562	422	140	33
Charitable donations	768	742	26	4
Telephone	326	319	7	2
External data processing	682	544	138	25
Merger related	0	474	(474)	(100)
Foreclosed real estate including losses on sales	135	149	(14)	(9)
Other	1,356	1,010	346	34
Total noninterest expense	$20,871	$18,557	$2,314	12%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $1,845,000 or 18 percent increase in personnel expense was due largely to the addition of new employees to support the Corporation’s business growth, which included our entry into Lancaster County, Pennsylvania and the hiring of employees to support our business and consumer banking services in our Maryland market. Also contributing to the change was the timing of expense recognition for the annual employee performance bonuses as well as the higher cost of health insurance. Additionally, personnel expense as of June 30, 2016 included the full six month impact of the Corporation’s January 2015 acquisition of Madison Bancorp, Inc.

Occupancy; furniture and equipment – The $219,000 or 7 percent increase in combined occupancy and furniture and equipment costs was due primarily to three new branches opened over the previous twelve months. The three branches included two limited services facilities, which opened in July of 2015 and January of 2016, and a full service branch opened in our Maryland market in April of 2016. Additionally, in December of 2015, PeoplesBank relocated the South Hanover Branch into a newly constructed facility and completed the renovations of, and subsequently opened, the administrative services center.

Professional and legal—The $90,000 or 21 percent decrease in professional and legal expense is attributed to a reduction in legal and consulting fees related to corporate strategic initiatives.

Marketing—The $149,000 or 22 percent increase in marketing expenses was due to planned initiatives related to the continued expansion of our franchise along with the initial expenses associated with the acquisition of the naming rights to PeoplesBank Park, the facility that houses the York, Pennsylvania-based York Revolution independent league baseball team.

Debit card processing—The $140,000 or 33 percent increase in debit card processing reflects higher debit card transaction volumes and the reissuance costs associated with upgrading PeoplesBank’s debit cards to EMV chip card technology.

External data processing—The $138,000 or 25 percent increase in external data processing expenses reflects increased reliance on outsourcing transaction processing to specialized vendors, which is typically performed on such vendors’ hosted and secure websites. Transaction volumes have increased year over year due to business expansion. The corporation continues to expand and enhance electronic banking services provided to our clients and has outsourced statement printing and mailing services, resulting in higher external data processing costs.

Merger related – The Corporation incurred $474,000 of merger related expenses during the first six months of 2015 related to the acquisition of Madison Bancorp, Inc. in January 2015. Merger-related integration activities were completed in the first half of 2015.

Other —The increase of $346,000 or 34 percent was the result of increases across several expense categories, including the Pennsylvania Department of Banking’s annual assessment, annual shareholder meeting costs, Pennsylvania bank shares tax and loan origination fees. Additionally, other expense through June 30, 2015 reflected the recovery of $114,000 in legal fees related to an impaired loan.

Provision for Income Taxes

The provision for income taxes for the first six months of 2016 was $2,667,000, an increase of $380,000 or 17 percent as compared to the first six months of 2015. For both the first six months of 2016 and 2015, the Corporation’s statutory federal income tax rate was 35 percent. However, the effective income tax rate was 31 percent for the first half of 2016, compared to 30 percent for the first half of 2015. The effective tax rate differs from the statutory tax rate due to the impact of certain elements with specific tax benefits, including tax-exempt income, such as income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance.

Preferred Stock Dividends

Preferred stock dividends for the first six months of 2016 totaled $16,000 compared to $60,000 for the first six months of 2015. Though an annualized dividend rate of 1 percent applied to both periods, the amount of preferred stock dividends for the first half of 2016 decreased compared to the same period in 2015 because, on February 18, 2016, the Corporation completed the redemption of all 12,000 remaining shares of the Corporation’s Series B preferred stock issued in connection with the Small Business Lending Fund Program. This transaction was reported on a Form 8-K filed on February 19, 2016. The Information about the SBLF Program is provided in this report at Note 10-Shareholders’ Equity.

Balance Sheet Review

Interest Bearing Deposits with Banks

On June 30, 2016, interest bearing deposits with banks totaled $65,179,000, compared to $44,496,000 at year-end 2015. The increase is primarily the result of the growth in deposits, which outpaced the deployment of funds to the loan and investment security portfolios.

Investment Securities (Available-for-Sale)

The Corporation’s entire investment securities portfolio is classified available-for-sale, and is comprised primarily of interest-earning debt securities. The overall composition of the Corporation’s investment securities portfolio is provided in Note 3—Securities. On June 30, 2016, the fair value of investment securities available-for-sale totaled $189,326,000, which represented a decrease of $24,144,000 as compared to the fair value of investment securities at year-end 2015. During the first six months of 2016, principal reductions from investment sales and maturities and mortgage-backed security payments exceeded new investments.

Loans

On June 30, 2016, total loans, net of deferred fees, were $1.17 billion which was $44,308,000 or 4 percent higher than the level at year-end 2015. This change in volume was due primarily to an increase in commercial loans, particularly within the builder & developer, commercial real estate investor, and residential real estate investor sectors. Commercial loans within the builder & developer, commercial real estate investor and residential real estate investor sectors each represented more than 10 percent of the total portfolio. The composition of the Corporation’s loan portfolio is provided in Note 5—Loans.

Deposits

Deposits are the Corporation’s principal source of funding for earning assets. On June 30, 2016, deposits totaled $1.20 billion, which reflected a $104,601,000 or 10 percent increase compared to the level at year-end 2015. Of the increase in total deposits, $31,648,000 was attributable to growth in noninterest bearing deposits, with an additional $51,536,000 related to growth in both interest bearing demand and savings deposits. Time deposits increased $21,417,000 compared to the level at year-end 2015. Growth in deposits, particularly money market and time deposits, reflects several rate promotions during the first six months ended June 30, 2016. The composition of the Corporation’s total deposit portfolio is provided in Note 7—Deposits.

Short-term Borrowings

Short-term borrowings, which consist of securities sold under agreements to repurchase (repurchase agreements), federal funds purchased, and other short-term borrowings, totaled $21,887,000 at June 30, 2016 which reflected a $52,623,000 or 71 percent decrease compared to the level at year-end 2015. The entire balance of short-term borrowings at June 30, 2016 and December 31, 2015 was comprised of repurchase agreements, which decreased primarily due to the loss of a significant account relationship.

Long-term Debt

The Corporation uses long-term borrowings as a secondary funding source for asset growth. On June 30, 2016 and year-end 2015, long-term debt totaled $120,310,000. There were no new borrowings or principal repayments during the first six months of 2016. A listing of outstanding long-term debt obligations is provided in Note 8—Short-Term Borrowings and Long-Term Debt.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion and acquisitions, dividend policy and distributions, and regulatory mandates. The Corporation’s total shareholders’ equity was approximately $153,017,000 on June 30, 2016, a decrease of approximately $6,124,000 or 4 percent, compared to the level at year-end 2015. The decrease was primarily the result of the redemption of all 12,000 remaining shares of the Corporation’s Series B preferred stock issued in connection with the Small Business Lending Fund Program, as discussed below.

Redemption of Preferred Stock and Preferred Stock Dividends

As previously announced on the Form 8-K filed on February 19, 2016, the Corporation redeemed the remaining $12,000,000 of the Corporation’s Preferred Stock, Series B that had been issued to the United States Treasury under its Small Business Lending Fund Program. The annualized dividend rate on the preferred stock issued under the SBLF Program was 1 percent for the six months ended June 30, 2015 and through the redemption date of February 18, 2016.

Cash Dividends on Common Stock

The Corporation has historically paid cash dividends on its common stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other relevant factors. As recently announced, the Board of Directors declared a quarterly cash dividend of $0.13 per common share on July 12, 2016, payable on August 9, 2016, to common shareholders of record at the close of business on July 26, 2016. This cash dividend follows the $0.13 common stock cash dividend distributed in May 2016.

Capital Adequacy

The Corporation and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. The regulatory capital measures for the Corporation and PeoplesBank as of June 30, 2016 and the minimum capital ratios established by regulators are set forth in Note 9—Regulatory Matters to the financial statements. We believe that both Codorus Valley and PeoplesBank were well capitalized on June 30, 2016.

Our capital adequacy as of June 30, 2016, reflects updated regulatory capital guidelines from the Board of Governors of the Federal Reserve System finalized rule which implemented the Basel III regulatory capital framework, and which became effective for the Corporation and PeoplesBank on January 1, 2015. Under the revised regulatory capital framework, minimum requirements increased both the quantity and quality of capital held by banking organizations. Additionally, a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5 percent and a common equity Tier 1 conservation buffer of risk-weighted assets applies to all supervised financial institutions. The rule also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent for all banks. The new rule also increases the risk weights for past-due loans, certain commercial real estate loans and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

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

Under the new rule as effective through the six months ending June 30, 2016, the Corporation and PeoplesBank had no regulatory dividend restrictions and remained well capitalized by all regulatory capital measures (see Note 9—Regulatory Matters to the financial statements). The Corporation plans to manage its capital adequacy to ensure continued compliance with the new capital rules.

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

Nonperforming Assets

Nonperforming assets, as shown in the table below, are asset categories that pose the greatest risk of loss. The level of nonperforming assets as of June 30, 2016, has decreased by approximately $1,260,000 or 19 percent when compared to year-end 2015. The decrease was primarily the result of a reduction in nonaccrual loans.

The Corporation regularly monitors large and criticized assets in its commercial loan portfolio recognizing that prolonged low economic growth, or a weakening economy, could have negative effects on these commercial borrowers. Nonperforming assets are under the purview of in-house counsel, who continuously monitors and manages the collection of these accounts. Collection efforts, including modification of contractual terms for individual accounts based on prevailing market conditions and liquidation of collateral assets, are employed to maximize recovery. A special assets committee meets monthly to review nonperforming assets. We generally rely on appraisals performed by independent licensed appraisers to determine the value of real estate collateral for impaired collateral-dependent loans. Generally, an appraisal is performed when: an account reaches 90 days past due, unless a certified appraisal was completed within the past twelve months; market values have changed significantly; the condition of the property has changed significantly; or the existing appraisal is outdated based upon regulatory or policy requirements. In instances where the value of the collateral, net of costs to sell, is less than the net carrying amount for impaired commercial related loans, a specific loss allowance is established for the difference. Further provisions for loan losses may be required for nonaccrual loans as additional information becomes available or conditions change. When it is probable that some portion or an entire loan balance will not be collected, that amount is charged off as loss against the allowance.

The paragraphs and table below address significant changes in the nonperforming asset categories as of June 30, 2016, compared to December 31, 2015.

Table 9 - Nonperforming Assets

	June 30,	December 31,
(dollars in thousands)	2016	2015

Nonaccrual loans	$2,447	$3,045
Nonaccrual loans, troubled debt restructurings	0	188
Accruing loans 90 days or more past due	80	484
Total nonperforming loans	2,527	3,717
Foreclosed real estate, net of allowance	2,843	2,913
Total nonperforming assets	$5,370	$6,630
Accruing troubled debt restructurings	$3,758	$3,903

Total period-end loans, net of deferred fees	$1,167,519	$1,123,211
Allowance for loan losses (ALL)	$13,558	$12,704
ALL as a % of total period-end loans	1.16%	1.13%
Annualized net charge-offs as a % of average total loans	0.13%	0.19%
ALL as a % of nonperforming loans	536.50%	341.78%
Nonperforming loans as a % of total period-end loans	0.22%	0.33%
Nonperforming assets as a % of total period-end
loans and net foreclosed real estate	0.46%	0.59%
Nonperforming assets as a % of total period-end assets	0.36%	0.46%
Nonperforming assets as a % of total period-end
shareholders’ equity	3.51%	4.17%

Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due. We generally place a loan on nonaccrual status and cease accruing interest income (i.e., recognize interest income on a cash basis, as long as the loan is sufficiently collateralized) when loan payment performance is unsatisfactory and the loan is past due 90 days or more. A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all of the principal and interest amounts contractually due are current for at least six consecutive payments and future payments are reasonably assured. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. As of June 30, 2016, the nonperforming loan portfolio balance totaled $2,527,000, compared to $3,717,000 at year-end 2015. The decrease was primarily the result of four nonaccrual commercial loan payoffs totaling $926,000 and the charge-off of three nonaccrual commercial loans totaling $616,000. For both periods, the nonperforming portfolio balance was comprised primarily of collateralized commercial loans.

Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank and is included in the Other Assets category on the Corporation’s balance sheet. The carrying amount of foreclosed real estate as of June 30, 2016, net of allowance, totaled $2,843,000 compared to $2,913,000 at year-end 2015. Total foreclosed real estate decreased by $70,000 or 2 percent from December 31, 2015 to June 30, 2016. The decrease is attributable to the sales of certain smaller properties and was partially offset by the transfer of two properties to foreclosed real estate during the first six months of 2016.

Troubled debt restructurings pertain to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. As of June 30, 2016, the accruing troubled debt restructuring portfolio balance totaled $3,758,000, compared to $3,903,000 at year-end 2015. The decrease was the result of principal payments made on loans within the troubled debt restructuring portfolio.

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

The following table presents an analysis of the activity in the allowance for loan losses for the six months ended June 30, 2016 and 2015:

Table 10 - Analysis of Allowance for Loan Losses

(dollars in thousands)	2016	2015
Balance-January 1,	$12,704	$11,162

Provision charged to operating expense	1,600	1,800

Loans charged off:
Commercial, financial and agricultural	686	943
Real estate - residential mortgages	24	40
Consumer and home equity	93	72
Total loans charged off	803	1,055
Recoveries:
Commercial, financial and agricultural	4	19
Real estate - residential mortgages	0	21
Consumer and home equity	53	19
Total recoveries	57	59
Net charge-offs	746	996
Balance-June 30,	$13,558	$11,966

Ratios:
Allowance for loan losses as a % of total period-end loans	1.16%	1.15%
Annualized net charge-offs as a % of average total loans	0.13%	0.20%
Allowance for loan losses as a % of nonperforming loans	536.50%	153.08%

The allowance for loan losses increased $1,592,000 or 13 percent from June 30, 2015 to June 30, 2016. The increase in the allowance generally supported the $126,120,000 or 12 percent increase in loans, net of deferred fees, over the same 12 month period.

Net charge-offs for the first six months of 2016 were $746,000 compared to $996,000 of net charge-offs for the same period of 2015. During the first six months of 2015, charge-offs were higher in both volume and amount than the same period of 2016. The risks and uncertainties associated with prolonged sluggish growth, weak economic and business conditions, or the erosion of real estate values can adversely affect our borrowers’ ability to service their loans, causing significant fluctuations in the level of charge-offs and provision expense from one period to another. The provision for loan losses for the first six months of 2016 was $1,600,000, compared to $1,800,000 for the same period of 2015. The allowance as a percentage of total loans at June 30, 2016 was 1.16 percent, compared to 1.13 percent at December 31, 2015 and 1.15 percent as of June 30, 2015. The unallocated portion of the allowance was $1,558,000 or 11 percent of the total allowance as of June 30, 2016, as compared to $1,480,000 or 12 percent of the total allowance as of December 31, 2015.

Liquidity Risk Management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan customers, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, adequate liquidity provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are funds received from customer loan payments, investment maturities and cash inflows from mortgage-backed securities, and the net proceeds of asset sales. The primary sources of liability liquidity are deposit growth, and funds obtained from short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At June 30, 2016, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $21,348,000 and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $298,044,000. The Corporation’s loan-to-deposit ratio was 97 percent as of June 30, 2016, as compared to a 103 percent loan-to-deposit ratio as of December 31, 2015, and a 96 percent loan-to-deposit ratio as of June 30, 2015.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on June 30, 2016, totaled $405,805,000 and consisted of $247,963,000 in unfunded commitments under existing loan facilities, $134,935,000 to grant new loans and $22,907,000 in letters of credit. Generally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

The following table summarizes the expected impact of interest rate shocks on net interest income as well as the Corporation’s policy limits at each level. All scenarios were within policy limits at June 30, 2016.

Change in Interest Rates (basis points)	Annual Change in Net Interest Income (in thousands)	% Change in Net Interest Income	% Change Policy Limit
+100	$1,931	3.75%	(5.00)%
-100	$(383)	(0.74)%	(5.00)%

+200	$3,991	7.75%	(15.00)%
-200	$(1,279)	(2.48)%	(15.00)%

+300	$5,906	11.47%	(25.00)%

+400	$7,939	15.41%	(35.00)%

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Interim Treasurer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Interim Treasurer concluded that, as of June 30, 2016, the Corporation’s disclosure controls and procedures were effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in the Corporation’s internal control over financial reporting that occurred during the six months ended June 30, 2016, that has materially affected or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed in Item 1A – Risk Factors – in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation relies on its subsidiary PeoplesBank, A Codorus Valley Company, for dividend distributions, which are subject to restrictions as reported in Note 9—Regulatory Matters of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

The Corporation has a Share Repurchase Program (Program), which was authorized in 1995, and has been periodically amended, to permit the purchase of up to a maximum of 4.9 percent of the outstanding shares of the Corporation’s common stock at a price per share no greater than 200 percent of the latest quarterly published book value. For the six month period ended June 30, 2016 and the year ended December 31, 2015, the Corporation had not acquired any of its common stock under the Program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

This Item 4 is not applicable to the Corporation.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended Articles of Incorporation – filed herewith

3.2	Amended By-laws (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 12, 2016)

10.1	Third Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller, dated May 10, 2016 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 16, 2016)

10.2	Form of Change of Control Agreement dated June 23, 2016 by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and each of Stephen M. Altland, Diane E. Baker and Amy L. Doll (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 28, 2016)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of Codorus Valley Bancorp, Inc. for the quarter ended June 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholder’s Equity, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Codorus Valley Bancorp, Inc.
(Registrant)

August 8, 2016	/s/ Larry J. Miller
Date	Larry J. Miller
Chairman, President
and Chief Executive Officer
(Principal Executive Officer)

August 8, 2016	/s/ Diane E. Baker
Date	Diane E. Baker, CPA
Interim Treasurer
(Principal Financial and Accounting Officer)