Form 10-Q
period 2016-09-30
CODORUS VALLEY BANCORP INC
filed 2016-11-03
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On October 27, 2016, 8,380,855 shares of common stock, par value $2.50, were outstanding, which includes the effect of the 5 percent common stock dividend declared October 11, 2016.

Codorus Valley Bancorp, Inc.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.

Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
(dollars in thousands, except per share data)	2016	2015
Assets
Interest bearing deposits with banks	$32,945	$44,496
Cash and due from banks	13,190	12,989
Total cash and cash equivalents	46,135	57,485
Securities, available-for-sale	200,373	213,470
Restricted investment in bank stocks, at cost	4,526	5,028
Loans held for sale	3,318	564
Loans (net of deferred fees of $3,261 - 2016 and $2,701 - 2015)	1,207,842	1,123,211
Less-allowance for loan losses	(14,225)	(12,704)
Net loans	1,193,617	1,110,507
Premises and equipment, net	24,616	24,606
Goodwill	2,301	2,301
Other assets	48,095	42,373
Total assets	$1,522,981	$1,456,334

Liabilities
Deposits
Noninterest bearing	$187,455	$162,982
Interest bearing	1,034,640	931,167
Total deposits	1,222,095	1,094,149
Short-term borrowings	31,061	74,510
Long-term debt	105,310	120,310
Other liabilities	9,198	8,224
Total liabilities	1,367,664	1,297,193

Shareholders’ equity
Preferred stock, par value $2.50 per share; $1,000 liquidation preference,
1,000,000 shares authorized; Series B shares issued and outstanding:
0 at September 30, 2016 and 12,000 at December 31, 2015	0	12,000
Common stock, par value $2.50 per share; 15,000,000 shares authorized; shares issued:
8,382,573 at September 30, 2016 and 7,957,145 at December 31, 2015; and shares	20,957	19,893
outstanding: 8,380,855 at September 30, 2016 and 7,957,145 at December 31, 2015
Additional paid-in capital	105,745	97,338
Retained earnings	26,104	28,539
Accumulated other comprehensive income	2,515	1,371
Treasury stock, at cost; 1,718 shares at September 30, 2016	(4)	0
Total shareholders’ equity	155,317	159,141
Total liabilities and shareholders’ equity	$1,522,981	$1,456,334

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Income

Unaudited

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2016	2015	2016	2015
Interest income
Loans, including fees	$14,540	$12,868	$42,572	$37,735
Investment securities:
Taxable	579	738	1,883	2,280
Tax-exempt	383	412	1,228	1,256
Dividends	61	64	183	270
Other	97	35	131	68
Total interest income	15,660	14,117	45,997	41,609

Interest expense
Deposits	1,757	1,564	4,875	4,755
Federal funds purchased and other short-term borrowings	34	47	116	126
Long-term debt	454	484	1,427	1,199
Total interest expense	2,245	2,095	6,418	6,080
Net interest income	13,415	12,022	39,579	35,529
Provision for loan losses	800	500	2,400	2,300
Net interest income after provision for loan losses	12,615	11,522	37,179	33,229

Noninterest income
Trust and investment services fees	654	604	1,892	1,809
Income from mutual fund, annuity and insurance sales	240	265	735	580
Service charges on deposit accounts	957	882	2,695	2,514
Income from bank owned life insurance	233	179	631	523
Other income	224	110	642	426
Gain on sales of loans held for sale	262	181	612	489
Gain on sales of securities	0	121	194	492
Total noninterest income	2,570	2,342	7,401	6,833

Noninterest expense
Personnel	5,990	5,367	17,988	15,520
Occupancy of premises, net	780	811	2,501	2,395
Furniture and equipment	728	664	2,160	2,014
Postage, stationery and supplies	147	153	524	505
Professional and legal	185	198	515	618
Marketing	437	242	1,275	931
FDIC insurance	121	177	467	526
Debit card processing	291	235	853	657
Charitable donations	116	21	884	763
Telephone	187	208	513	527
External data processing	385	306	1,067	850
Merger related	0	0	0	474
Foreclosed real estate including (recovery of) provision for losses	(13)	66	122	215
Other	868	1,062	2,224	2,072
Total noninterest expense	10,222	9,510	31,093	28,067
Income before income taxes	4,963	4,354	13,487	11,995
Provision for income taxes	1,560	1,343	4,227	3,630
Net income	3,403	3,011	9,260	8,365
Preferred stock dividends	0	30	16	90
Net income available to common shareholders	$3,403	$2,981	$9,244	$8,275
Net income per common share, basic	$0.41	$0.46	$1.10	$1.28
Net income per common share, diluted	$0.40	$0.45	$1.09	$1.27

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Comprehensive Income

Unaudited

	Three months ended
	September 30,
(dollars in thousands)	2016	2015
Net income	$3,403	$3,011
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding (losses) gains arising during the period (net of tax (benefit) expense of ($179) and $268, respectively)	(347)	521
Reclassification adjustment for (gains) included in net income (net of tax expense of $0 and $41, respectively) (a) (b)	0	(80)
Net unrealized (losses) gains	(347)	441
Comprehensive income	$3,056	$3,452

	Nine months ended
	September 30,
(dollars in thousands)	2016	2015
Net income	$9,260	$8,365
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding gains arising during the period (net of tax expense of $655 and $43, respectively)	1,272	84
Reclassification adjustment for (gains) included in net income (net of tax expense of $66 and $167, respectively) (a) (b)	(128)	(325)
Net unrealized gains (losses)	1,144	(241)
Comprehensive income	$10,404	$8,124

(a)	Amounts are included in net gain on sales of securities on the Consolidated Statements of Income within noninterest income.

(b)	Income tax amounts are included in provision for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Cash Flows

Unaudited

	Nine months ended
	September 30,
(dollars in thousands)	2016	2015
Cash flows from operating activities
Net income	$9,260	$8,365
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	1,762	1,693
Net amortization of premiums on securities	685	784
Amortization of deferred loan origination fees and costs	(771)	(630)
Provision for loan losses	2,400	2,300
(Reversal of) provision for losses on foreclosed real estate	(31)	57
Increase in bank owned life insurance	(631)	(523)
Originations of loans held for sale	(31,369)	(23,508)
Proceeds from sales of loans held for sale	29,010	23,853
Gain on sales of loans held for sale	(612)	(489)
(Gain) loss on disposal of premises and equipment	(2)	60
Gain on sales of securities, available-for-sale	(194)	(492)
(Gain) loss on sales of foreclosed real estate	(19)	19
Stock-based compensation	391	229
Decrease in interest receivable	389	0
Increase in other assets	888	249
Increase in interest payable	0	9
Increase (decrease) in other liabilities	1,018	(1,311)
Net cash provided by operating activities	12,174	10,665
Cash flows from investing activities
Purchases of securities, available-for-sale	(37,901)	(40,613)
Maturities, repayments and calls of securities, available-for-sale	39,337	35,390
Sales of securities, available-for-sale	12,903	9,615
Net decrease (increase) in restricted investment in bank stock	502	(1,229)
Net proceeds from acquisition	0	21,091
Proceeds from acquired receivables of sold investment settlements	0	15,256
Net increase in loans made to customers	(84,989)	(58,824)
Purchases of premises and equipment	(1,770)	(3,544)
Investment in bank owned life insurance	(6,994)	(7)
Proceeds from sale of fixed assets	0	51
Proceeds from sales of foreclosed real estate	540	238
Net cash used in investing activities	(78,372)	(22,576)
Cash flows from financing activities
Net increase in demand and savings deposits	102,379	74,993
Net increase (decrease) in time deposits	25,567	(55,868)
Net (decrease) increase in short-term borrowings	(43,449)	5,145
Proceeds from issuance of long-term debt	0	35,000
Repayment of long-term debt	(15,000)	(5,071)
Cash dividends paid to preferred shareholder	(46)	(90)
Cash dividends paid to common shareholders	(3,106)	(2,225)
Redemption of preferred stock	(12,000)	0
Issuance of common stock	503	966
Net cash provided by financing activities	54,848	52,850
Net (decrease) increase in cash and cash equivalents	(11,350)	40,939
Cash and cash equivalents at beginning of year	57,485	31,094
Cash and cash equivalents at end of period	$46,135	$72,033

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity
Unaudited

(dollars in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance, January 1, 2016	$12,000	$19,893	$97,338	$28,539	$1,371	$0	$159,141
Net income				9,260			9,260
Other comprehensive income, net of tax					1,144		1,144
Common stock cash dividends ($0.371 per share, adjusted)				(3,106)			(3,106)
5% common stock dividend, 399,088 shares at fair value		998	7,575	(8,573)			0
Preferred stock cash dividends				(16)			(16)
Redemption of preferred stock	(12,000)						(12,000)
Stock-based compensation including related tax benefit			391				391
Forfeiture of restricted stock			8			(8)	0
Issuance and reissuance of common stock including related tax benefit:
15,425 shares under the dividend reinvestment and stock purchase plan		37	282			2	321
5,621 shares under the stock option plan		12	90			2	104
2,421 shares of stock-based compensation awards		6	(6)				0
4,447 shares under employee stock purchase plan		11	67				78

Balance, September 30, 2016	$0	$20,957	$105,745	$26,104	$2,515	$(4)	$155,317

Balance, January 1, 2015	$12,000	$14,577	$62,713	$26,483	$2,667	$0	$118,440
Net income				8,365			8,365
Other comprehensive loss, net of tax					(241)		(241)
Common stock cash dividends ($0.345 per share, adjusted)				(2,225)			(2,225)
5% common stock dividend, 294,507 shares at fair value		736	5,228	(5,964)			0
Preferred stock cash dividends				(90)			(90)
Stock-based compensation including related tax benefit			229				229
Forfeiture of restricted stock			8			(8)	0
Issuance and reissuance of common stock including related tax benefit:
14,756 shares under the dividend reinvestment and stock purchase plan		37	499				536
41,207 shares under the stock option plan		103	264			8	375
3,361 shares under employee stock purchase plan		8	47				55

Balance, September 30, 2015	$12,000	$15,461	$68,988	$26,569	$2,426	$0	$125,444

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

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and two wholly-owned nonbank subsidiaries, SYC Realty Company, Inc. and CVLY Corp. SYC Realty is primarily used to hold foreclosed properties obtained by PeoplesBank and was inactive during the period ended September 30, 2016. CVLY Corp. was formed to facilitate the acquisition of Madison Bancorp, Inc. (“Madison”) and may be used, as needed, for the financial and legal management of future acquisition transactions. The accounts of CVB Statutory Trust No. 1 and No. 2 are not included in the consolidated financial statements as discussed in Note 8—Short-Term Borrowings and Long-Term Debt. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

These consolidated statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of September 30, 2016 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

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

Banking regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to the Corporation. Based on an analysis of the loan portfolio, the Corporation believes that the level of the allowance for loan losses at September 30, 2016 is adequate.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in-substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, obtained from an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a write-down. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At September 30, 2016, foreclosed real estate, net of allowance, was $2,674,000, compared to $2,913,000 at December 31, 2015. Included within loans receivable as of September 30, 2016 was a recorded investment of $230,000 of consumer mortgage loans secured by residential real estate, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

Mortgage Servicing Rights

PeoplesBank retained servicing of sold mortgage loans beginning in 2016. The mortgage servicing rights (MSRs) associated with the sold loans are included in other assets on the consolidated balance sheets at an amount equal to the estimated fair value of the contractual rights to service the mortgage loans. The MSR asset is amortized as a reduction to servicing income. The MSR asset is evaluated periodically for impairment and carried at the lower of amortized cost or fair value. A third party calculates fair value by discounting the estimated cash flows from servicing income using a rate consistent with the risk associated with these assets and an expected life commensurate with the expected life of the underlying loans. In the event that the amortized cost of the MSR asset exceeds the fair value of the asset, a valuation allowance would be established through a charge against servicing income. Subsequent fair value evaluations may determine that impairment has been reduced or eliminated, in which case the valuation allowance would be reduced through a credit to earnings. At September 30, 2016, the MSR asset was $209,000, net of a valuation allowance of $3,000. There were no mortgage servicing assets as of December 31, 2015.

Goodwill and Core Deposit Intangible Assets

Goodwill arising from acquisitions is not amortized, but is subject to an annual impairment test. This test consists of a qualitative analysis. If the Corporation determines events or circumstances indicate that it is more likely than not that goodwill is impaired, a quantitative analysis must be completed. Analyses may also be performed between annual tests. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. The Corporation completes its annual goodwill impairment test on October 1st of each year. Based upon a qualitative analysis of goodwill, the Corporation concluded that the amount of recorded goodwill was not impaired as of October 1, 2016.

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

At September 30, 2016, the Corporation does not have any indicators of potential impairment of either goodwill or core deposit intangibles.

Per Common Share Data

All per share computations include the effect of stock dividends declared, including a 5 percent common stock dividend declared October 11, 2016. The computation of net income per common share is provided in the table below.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Net income available to common shareholders	$3,403	$2,981	$9,244	$8,275

Weighted average shares outstanding (basic)	8,378	6,491	8,367	6,464
Effect of dilutive stock options	70	63	68	72
Weighted average shares outstanding (diluted)	8,448	6,554	8,435	6,536

Basic earnings per common share	$0.41	$0.46	$1.10	$1.28
Diluted earnings per common share	$0.40	$0.45	$1.09	$1.27

Anti-dilutive stock options excluded from the computation of earnings per share	57	32	69	33

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

Supplemental cash flow information is provided in the table below.

	Nine months ended September 30,
(dollars in thousands)	2016	2015
Cash paid during the period for:
Income taxes	$2,729	$4,100
Interest	$6,418	$6,071

Noncash investing activities:
Transfer of loans to foreclosed real estate	$251	$41
Increase in other liabilities for purchase of securities settling after quarter end	$0	$1,157

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. This standard clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows to reduce diversity in practice. This standard contains guidance clarifying when an entity should separate cash receipts and cash payments and classify them into more than one class of cash flows (including when reasonable judgment is required to estimate and allocate cash flows) versus when an entity should classify the aggregate amount into one class of cash flows on the basis of predominance. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Corporation is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). This standard adds a new Topic 326 which requires companies to measure and record impairment on financial instruments at the time of origination using the expected credit loss (CECL) model. The CECL model calculates impairment based on historical experience, current conditions, and reasonable and supportable forecasts, and reflects the organization’s current estimate of all expected credit losses over the contractual term of its financial assets. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The Corporation is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

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

(in thousands, except per share data)	Pro forma for the year ended December 31, 2014
Net interest income	$44,598
Noninterest income	8,246
Net income available to common shareholders	10,972

Pro forma earnings per share, adjusted:
Basic	$1.78
Diluted	$1.74

Note 3-Securities

A summary of securities available-for-sale at September 30, 2016 and December 31, 2015 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof and investments in the obligations of states and municipalities. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At September 30, 2016, the fair value of the municipal bond portfolio was concentrated in the state of Pennsylvania at 71 percent.

	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2016
Debt securities:
U.S. Treasury notes	$9,960	$25	$(48)	$9,937
U.S. agency	21,054	10	(32)	$21,032
U.S. agency mortgage-backed, residential	97,368	2,785	0	100,153
State and municipal	68,181	1,077	(7)	69,251
Total debt securities	$196,563	$3,897	$(87)	$200,373
December 31, 2015
Debt securities:
U.S. agency	$17,554	$0	$(140)	$17,414
U.S. agency mortgage-backed, residential	119,266	1,472	(157)	120,581
State and municipal	74,573	937	(35)	75,475
Total debt securities	$211,393	$2,409	$(332)	$213,470

The amortized cost and estimated fair value of debt securities at September 30, 2016 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$19,341	$19,412
Due after one year through five years	126,514	129,658
Due after five years through ten years	44,364	44,749
Due after ten years	6,344	6,554
Total debt securities	$196,563	$200,373

Gross realized gains and losses on sales of securities available-for-sale are shown below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2016	2015	2016	2015
Realized gains	$0	$121	$194	$492
Realized losses	0	0	0	0
Net gains	$0	$121	$194	$492

Securities, issued by agencies of the federal government, with a carrying value of $162,501,000 and $186,097,000 on September 30, 2016 and December 31, 2015, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at September 30, 2016 and December 31, 2015.

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
September 30, 2016
Debt securities:
U.S. Treasury notes	1	$4,952	$(48)	0	$0	$0	1	$4,952	$(48)
U.S. agency	2	9,968	(32)	0	0	0	2	9,968	$(32)
State and municipal	13	5,903	(4)	1	503	(3)	14	6,406	$(7)
Total temporarily impaired debt securities, available-for-sale	16	$20,823	$(84)	1	$503	$(3)	17	$21,326	$(87)
December 31, 2015
Debt securities:
U.S. agency	6	$17,414	$(140)	0	$0	$0	6	$17,414	$(140)
U.S. agency mortgage-backed, residential	8	18,991	(157)	0	0	0	8	18,991	(157)
State and municipal	27	11,272	(26)	4	1,886	(9)	31	13,158	(35)
Total temporarily impaired debt securities, available-for-sale	41	$47,677	$(323)	4	$1,886	$(9)	45	$49,563	$(332)

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

The Corporation believes that unrealized losses at September 30, 2016 were primarily the result of changes in market interest rates and that the Corporation has the ability to hold these investments for a time necessary to recover the amortized cost. Through September 30, 2016 the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

Note 4—Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of September 30, 2016 and December 31, 2015, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (FHLBP) and, to a lesser degree, Atlantic Community Bankers Bank (ACBB). Under the FHLBP’s Capital Plan, PeoplesBank is required to maintain a minimum member stock investment, as a condition of becoming and remaining a member and as a condition of obtaining borrowings from the FHLBP. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the periods ended September 30, 2016 and 2015. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their a ssessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended September 30, 2016 and 2015.

Note 5—Loans

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at September 30, 2016 and December 31, 2015. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance. Those industries representing the largest dollar investment and most risk are listed separately. The “Other” commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

	September 30,	% Total	December 31,	% Total
(dollars in thousands)	2016	Loans	2015	Loans
Builder & developer	$128,996	10.7	$133,978	11.9
Commercial real estate investor	229,619	19.0	191,994	17.1
Residential real estate investor	175,768	14.6	161,144	14.3
Hotel/Motel	82,714	6.8	84,171	7.5
Wholesale & retail	88,422	7.3	77,694	6.9
Manufacturing	39,327	3.3	30,325	2.7
Agriculture	48,105	4.0	41,217	3.7
Other	223,954	18.5	215,891	19.2
Total commercial related loans	1,016,905	84.2	936,414	83.4
Residential mortgages	69,845	5.8	70,094	6.2
Home equity	91,468	7.6	86,408	7.7
Other	29,624	2.4	30,295	2.7
Total consumer related loans	190,937	15.8	186,797	16.6
Total loans	$1,207,842	100.0	$1,123,211	100.0

Loan Risk Ratings

The Corporation’s internal risk rating system follows regulatory guidance as to risk classifications and definitions. Every approved loan is assigned a risk rating. Generally, risk ratings for commercial related loans and residential mortgages held for investment are determined by a formal evaluation of risk factors performed by the Corporation’s underwriting staff. For consumer loans, and commercial loans up to $500,000, the Corporation uses third-party credit scoring software models for risk rating purposes. The loan portfolio is monitored on a continuous basis by loan officers, loan review personnel and senior management. Adjustments of loan risk ratings are generally performed by the Special Asset Committee, which includes senior management. The Committee, which meets monthly, makes changes, as appropriate, to risk ratings when it becomes aware of credit events such as payment delinquency, cessation of a business or project, bankruptcy or death of the borrower, or changes in collateral value.

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

The table below presents a summary of loan risk ratings by loan class at September 30, 2016 and December 31, 2015.

		Special
(dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total
September 30, 2016
Builder & developer	$118,625	$6,445	$3,542	$384	$128,996
Commercial real estate investor	222,173	1,494	5,952	0	229,619
Residential real estate investor	169,863	4,192	1,710	3	175,768
Hotel/Motel	82,353	0	0	361	82,714
Wholesale & retail	79,769	8,653	0	0	88,422
Manufacturing	33,946	4,763	618	0	39,327
Agriculture	46,295	802	0	1,008	48,105
Other	216,411	6,404	876	263	223,954
Total commercial related loans	969,435	32,753	12,698	2,019	1,016,905
Residential mortgage	69,625	0	99	121	69,845
Home equity	91,085	71	0	312	91,468
Other	29,361	72	129	62	29,624
Total consumer related loans	190,071	143	228	495	190,937
Total loans	$1,159,506	$32,896	$12,926	$2,514	$1,207,842

December 31, 2015
Builder & developer	$122,919	$6,775	$3,873	$411	$133,978
Commercial real estate investor	185,621	396	5,957	20	191,994
Residential real estate investor	153,072	6,601	874	597	161,144
Hotel/Motel	83,751	0	0	420	84,171
Wholesale & retail	69,973	7,678	0	43	77,694
Manufacturing	26,705	2,990	630	0	30,325
Agriculture	40,795	0	0	422	41,217
Other	212,971	1,131	855	934	215,891
Total commercial related loans	895,807	25,571	12,189	2,847	936,414
Residential mortgage	69,930	0	97	67	70,094
Home equity	85,690	516	0	202	86,408
Other	29,973	75	130	117	30,295
Total consumer related loans	185,593	591	227	386	186,797
Total loans	$1,081,400	$26,162	$12,416	$3,233	$1,123,211

Impaired Loans

The table below presents a summary of impaired loans at September 30, 2016 and December 31, 2015. Generally, impaired loans are loans risk rated substandard and nonaccrual. An allowance is established for individual commercial loans where the Corporation has doubt as to full recovery of the outstanding principal balance. The recorded investment represents outstanding unpaid principal loan balances adjusted for charge-offs.

	With No Allowance		With A Related Allowance			Total
	Recorded	Unpaid	Recorded	Unpaid	Related	Recorded	Unpaid
(dollars in thousands)	Investment	Principal	Investment	Principal	Allowance	Investment	Principal
September 30, 2016
Builder & developer	$3,542	$3,678	$384	$384	$200	$3,926	$4,062
Commercial real estate investor	5,952	5,967	0	0	0	5,952	5,967
Residential real estate investor	1,713	2,438	0	0	0	1,713	2,438
Hotel/Motel	361	361	0	0	0	361	361
Wholesale & retail	262	262	0	0	0	262	262
Manufacturing	618	618	0	0	0	618	618
Agriculture	636	636	372	372	263	1,008	1,008
Other commercial	956	956	183	298	31	1,139	1,254
Total impaired commercial related loans	14,040	14,916	939	1,054	494	14,979	15,970
Residential mortgage	220	289	0	0	0	220	289
Home equity	312	312	0	0	0	312	312
Other consumer	191	191	0	0	0	191	191
Total impaired consumer related loans	723	792	0	0	0	723	792
Total impaired loans	$14,763	$15,708	$939	$1,054	$494	$15,702	$16,762

December 31, 2015
Builder & developer	$4,284	$4,917	$0	$0	$0	$4,284	$4,917
Commercial real estate investor	5,977	5,991	0	0	0	5,977	5,991
Residential real estate investor	649	1,199	822	864	142	1,471	2,063
Hotel/Motel	420	420	0	0	0	420	420
Wholesale & retail	309	309	0	0	0	309	309
Manufacturing	630	630	0	0	0	630	630
Agriculture	0	0	422	422	263	422	422
Other commercial	1,789	1,904	0	0	0	1,789	1,904
Total impaired commercial related loans	14,058	15,370	1,244	1,286	405	15,302	16,656
Residential mortgage	164	188	0	0	0	164	188
Home equity	202	242	0	0	0	202	242
Other consumer	247	265	0	0	0	247	265
Total impaired consumer related loans	613	695	0	0	0	613	695
Total impaired loans	$14,671	$16,065	$1,244	$1,286	$405	$15,915	$17,351

The table below presents a summary of average impaired loans and related interest income that was included in net income for the three and nine months ended September 30, 2016 and 2015.

	With No Related Allowance			With A Related Allowance			Total
	Average	Total	Cash Basis	Average	Total	Cash Basis	Average	Total	Cash Basis
	Recorded	Interest	Interest	Recorded	Interest	Interest	Recorded	Interest	Interest
(dollars in thousands)	Investment	Income	Income	Investment	Income	Income	Investment	Income	Income
Three months ended September 30, 2016
Builder & developer	$3,722	$56	$0	$192	$0	$0	$3,914	$56	$0
Commercial real estate investor	5,854	74	0	0	0	0	5,854	74	0
Residential real estate investor	1,086	14	0	255	0	0	1,341	14	0
Hotel/Motel	371	0	0	0	0	0	371	0	0
Wholesale & retail	269	3	0	0	0	0	269	3	0
Manufacturing	620	10	0	0	0	0	620	10	0
Agriculture	636	16	16	376	0	0	1,012	16	16
Other commercial	954	14	0	183	0	0	1,137	14	0
Total impaired commercial related loans	13,512	187	16	1,006	0	0	14,518	187	16
Residential mortgage	253	1	1	0	0	0	253	1	1
Home equity	312	1	1	0	0	0	312	1	1
Other consumer	192	3	1	0	0	0	192	3	1
Total impaired consumer related loans	757	5	3	0	0	0	757	5	3
Total impaired loans	$14,269	$192	$19	$1,006	$0	$0	$15,275	$192	$19

Three months ended September 30, 2015
Builder & developer	$4,128	$93	$30	$1,445	$0	$0	$5,573	$93	$30
Commercial real estate investor	4,935	83	33	1,106	0	0	6,041	83	33
Residential real estate investor	776	5	0	998	7	0	1,774	12	0
Hotel/Motel	470	6	6	0	0	0	470	6	6
Wholesale & retail	385	4	0	0	0	0	385	4	0
Manufacturing	638	10	0	0	0	0	638	10	0
Agriculture	0	0	0	422	0	0	422	0	0
Other commercial	1,935	14	0	0	0	0	1,935	14	0
Total impaired commercial related loans	13,267	215	69	3,971	7	0	17,238	222	69
Residential mortgage	159	1	0	0	0	0	159	1	0
Home equity	172	0	0	0	0	0	172	0	0
Other consumer	343	4	1	0	0	0	343	4	1
Total impaired consumer related loans	674	5	1	0	0	0	674	5	1
Total impaired loans	$13,941	$220	$70	$3,971	$7	$0	$17,912	$227	$70

	With No Related Allowance			With A Related Allowance			Total
	Average	Total	Cash Basis	Average	Total	Cash Basis	Average	Total	Cash Basis
	Recorded	Interest	Interest	Recorded	Interest	Interest	Recorded	Interest	Interest
(dollars in thousands)	Investment	Income	Income	Investment	Income	Income	Investment	Income	Income
Nine months ended September 30, 2016
Builder & developer	$3,917	$174	$0	$96	$0	$0	$4,013	$174	$0
Commercial real estate investor	5,876	224	0	0	0	0	5,876	224	0
Residential real estate investor	821	38	0	536	0	0	1,357	38	0
Hotel/Motel	393	2	2	0	0	0	393	2	2
Wholesale & retail	285	8	0	0	0	0	285	8	0
Manufacturing	624	29	0	0	0	0	624	29	0
Agriculture	318	17	17	391	0	0	709	17	17
Other commercial	1,332	62	20	91	0	0	1,423	62	20
Total impaired commercial related loans	13,566	554	39	1,114	0	0	14,680	554	39
Residential mortgage	246	1	1	0	0	0	246	1	1
Home equity	295	3	2	0	0	0	295	3	2
Other consumer	226	9	4	0	0	0	226	9	4
Total impaired consumer related loans	767	13	7	0	0	0	767	13	7
Total impaired loans	$14,333	$567	$46	$1,114	$0	$0	$15,447	$567	$46

Nine months ended September 30, 2015
Builder & developer	$4,037	$214	$32	$1,745	$0	$0	$5,782	$214	$32
Commercial real estate investor	4,704	562	416	1,491	0	0	6,195	562	416
Residential real estate investor	926	19	1	897	19	0	1,823	38	1
Hotel/Motel	492	11	11	0	0	0	492	11	11
Wholesale & retail	389	14	2	0	0	0	389	14	2
Manufacturing	645	30	0	0	0	0	645	30	0
Agriculture	0	0	0	425	13	13	425	13	13
Other commercial	1,617	81	31	118	0	0	1,735	81	31
Total impaired commercial related loans	12,810	931	493	4,676	32	13	17,486	963	506
Residential mortgage	167	4	0	0	0	0	167	4	0
Home equity	149	0	0	0	0	0	149	0	0
Other consumer	367	13	6	0	0	0	367	13	6
Total impaired consumer related loans	683	17	6	0	0	0	683	17	6
Total impaired loans	$13,493	$948	$499	$4,676	$32	$13	$18,169	$980	$512

Past Due and Nonaccrual

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule that shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at September 30, 2016 and December 31, 2015.

			≥ 90 Days
	30-59	60-89	Past Due		Total Past
	Days	Days	and		Due and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Loans
September 30, 2016
Builder & developer	$0	$0	$0	$384	$384	$128,612	$128,996
Commercial real estate investor	211	0	0	0	211	229,408	229,619
Residential real estate investor	132	203	93	3	431	175,337	175,768
Hotel/Motel	0	0	0	361	361	82,353	82,714
Wholesale & retail	134	0	0	0	134	88,288	88,422
Manufacturing	0	0	0	0	0	39,327	39,327
Agriculture	0	0	0	1,008	1,008	47,097	48,105
Other	0	0	0	263	263	223,691	223,954
Total commercial related loans	477	203	93	2,019	2,792	1,014,113	1,016,905
Residential mortgage	0	433	68	121	622	69,223	69,845
Home equity	235	40	0	312	587	90,881	91,468
Other	67	132	12	62	273	29,351	29,624
Total consumer related loans	302	605	80	495	1,482	189,455	190,937
Total loans	$779	$808	$173	$2,514	$4,274	$1,203,568	$1,207,842

December 31, 2015
Builder & developer	$398	$308	$0	$411	$1,117	$132,861	$133,978
Commercial real estate investor	216	396	0	20	632	191,362	191,994
Residential real estate investor	0	304	0	597	901	160,243	161,144
Hotel/Motel	0	0	0	420	420	83,751	84,171
Wholesale & retail	0	119	0	43	162	77,532	77,694
Manufacturing	0	0	0	0	0	30,325	30,325
Agriculture	0	0	0	422	422	40,795	41,217
Other	324	0	198	934	1,456	214,435	215,891
Total commercial related loans	938	1,127	198	2,847	5,110	931,304	936,414
Residential mortgage	0	0	249	67	316	69,778	70,094
Home equity	485	71	0	202	758	85,650	86,408
Other	171	163	37	117	488	29,807	30,295
Total consumer related loans	656	234	286	386	1,562	185,235	186,797
Total loans	$1,594	$1,361	$484	$3,233	$6,672	$1,116,539	$1,123,211

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

There were no loans whose terms have been modified under TDRs during the three and nine months ended September 30, 2016 and 2015. There were no defaults during the three and nine months ended September 30, 2016 for TDRs entered into during the previous 12 month period.

NOTE 6 – Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the three and nine months ended September 30, 2016 and 2015.

	Allowance for Loan Losses
	July 1, 2016				September 30, 2016
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,033	$(85)	$0	$141	$2,089
Commercial real estate investor	2,586	0	0	125	2,711
Residential real estate investor	2,415	0	0	2	2,417
Hotel/Motel	844	0	0	(20)	824
Wholesale & retail	697	0	0	112	809
Manufacturing	309	0	0	63	372
Agriculture	568	0	0	24	592
Other commercial	2,107	0	1	134	2,242
Total commercial related loans	11,559	(85)	1	581	12,056
Residential mortgage	65	(45)	0	57	77
Home equity	167	0	0	5	172
Other consumer	209	(8)	4	(11)	194
Total consumer related loans	441	(53)	4	51	443
Unallocated	1,558	0	0	168	1,726
Total	$13,558	$(138)	$5	$800	$14,225

	Allowance for Loan Losses
	July 1, 2015				September 30, 2015
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$1,906	$0	$0	$234	$2,140
Commercial real estate investor	2,630	0	0	(530)	2,100
Residential real estate investor	1,384	(42)	0	225	1,567
Hotel/Motel	702	0	0	183	885
Wholesale & retail	586	0	2	105	693
Manufacturing	192	0	0	52	244
Agriculture	509	0	0	18	527
Other commercial	1,523	0	0	372	1,895
Total commercial related loans	9,432	(42)	2	659	10,051
Residential mortgage	66	0	0	3	69
Home equity	158	0	0	1	159
Other consumer	153	(49)	3	70	177
Total consumer related loans	377	(49)	3	74	405
Unallocated	2,157	0	0	(233)	1,924
Total	$11,966	$(91)	$5	$500	$12,380

	Allowance for Loan Losses
	January 1, 2016				September 30, 2016
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$1,934	$(85)	$0	$240	$2,089
Commercial real estate investor	2,337	0	0	374	2,711
Residential real estate investor	2,101	(487)	2	801	2,417
Hotel/Motel	837	0	0	(13)	824
Wholesale & retail	701	0	2	106	809
Manufacturing	223	(140)	0	289	372
Agriculture	548	0	0	44	592
Other commercial	2,054	(59)	1	246	2,242
Total commercial related loans	10,735	(771)	5	2,087	12,056
Residential mortgage	67	(69)	0	79	77
Home equity	161	0	0	11	172
Other consumer	261	(101)	57	(23)	194
Total consumer related loans	489	(170)	57	67	443
Unallocated	1,480	0	0	246	1,726
Total	$12,704	$(941)	$62	$2,400	$14,225

	Allowance for Loan Losses
	January 1, 2015				September 30, 2015
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,236	$0	$0	$(96)	$2,140
Commercial real estate investor	2,204	0	0	(104)	2,100
Residential real estate investor	1,484	(585)	2	666	1,567
Hotel/Motel	671	0	0	214	885
Wholesale & retail	691	0	19	(17)	693
Manufacturing	201	0	0	43	244
Agriculture	329	0	0	198	527
Other commercial	1,554	(400)	0	741	1,895
Total commercial related loans	9,370	(985)	21	1,645	10,051
Residential mortgage	64	(40)	21	24	69
Home equity	176	(40)	0	23	159
Other consumer	216	(81)	22	20	177
Total consumer related loans	456	(161)	43	67	405
Unallocated	1,336	0	0	588	1,924
Total	$11,162	$(1,146)	$64	$2,300	$12,380

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment at September 30, 2016 and 2015 and December 31, 2015.

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated For	Evaluated For		Evaluated For	Evaluated For
(dollars in thousands)	Impairment	Impairment	Balance	Impairment	Impairment	Balance
September 30, 2016
Builder & developer	$200	$1,889	$2,089	$3,926	$125,070	$128,996
Commercial real estate investor	0	2,711	2,711	5,952	223,667	229,619
Residential real estate investor	0	2,417	2,417	1,713	174,055	175,768
Hotel/Motel	0	824	824	361	82,353	82,714
Wholesale & retail	0	809	809	262	88,160	88,422
Manufacturing	0	372	372	618	38,709	39,327
Agriculture	263	329	592	1,008	47,097	48,105
Other commercial	31	2,211	2,242	1,139	222,815	223,954
Total commercial related	494	11,562	12,056	14,979	1,001,926	1,016,905
Residential mortgage	0	77	77	220	69,625	69,845
Home equity	0	172	172	312	91,156	91,468
Other consumer	0	194	194	191	29,433	29,624
Total consumer related	0	443	443	723	190,214	190,937
Unallocated	0	1,726	1,726	-	-	-
Total	$494	$13,731	$14,225	$15,702	$1,192,140	$1,207,842

December 31, 2015
Builder & developer	$0	$1,934	$1,934	$4,284	$129,694	$133,978
Commercial real estate investor	0	2,337	2,337	5,977	186,017	191,994
Residential real estate investor	142	1,959	2,101	1,471	159,673	161,144
Hotel/Motel	0	837	837	420	83,751	84,171
Wholesale & retail	0	701	701	309	77,385	77,694
Manufacturing	0	223	223	630	29,695	30,325
Agriculture	263	285	548	422	40,795	41,217
Other commercial	0	2,054	2,054	1,789	214,102	215,891
Total commercial related	405	10,330	10,735	15,302	921,112	936,414
Residential mortgage	0	67	67	164	69,930	70,094
Home equity	0	161	161	202	86,206	86,408
Other consumer	0	261	261	247	30,048	30,295
Total consumer related	0	489	489	613	186,184	186,797
Unallocated	0	1,480	1,480	-	-	-
Total	$405	$12,299	$12,704	$15,915	$1,107,296	$1,123,211

September 30, 2015
Builder & developer	$495	$1,645	$2,140	$5,461	$128,356	$133,817
Commercial real estate investor	0	2,100	2,100	6,032	166,773	172,805
Residential real estate investor	142	1,425	1,567	1,602	121,080	122,682
Hotel/Motel	0	885	885	446	84,298	84,744
Wholesale & retail	0	693	693	383	76,448	76,831
Manufacturing	0	244	244	636	32,469	33,105
Agriculture	263	264	527	422	37,868	38,290
Other commercial	0	1,895	1,895	1,937	201,713	203,650
Total commercial related	900	9,151	10,051	16,919	849,005	865,924
Residential mortgage	0	69	69	165	72,914	73,079
Home equity	0	159	159	203	84,714	84,917
Other consumer	0	177	177	306	31,423	31,729
Total consumer related	0	405	405	674	189,051	189,725
Unallocated	0	1,924	1,924	-	-	-
Total	$900	$11,480	$12,380	$17,593	$1,038,056	$1,055,649

Note 7—Deposits

The composition of deposits as of September 30, 2016 and December 31, 2015 is shown below.

	September 30,	December 31,
(dollars in thousands)	2016	2015
Noninterest bearing demand	$187,455	$162,982
NOW	123,845	102,943
Money market	410,806	360,983
Savings	76,827	69,646
Time deposits less than $100,000	245,560	238,392
Time deposits $100,000 to $250,000	129,963	122,730
Time deposits $250,000 or more	47,639	36,473
Total deposits	$1,222,095	$1,094,149

Note 8—Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. At September 30, 2016, the balance of securities sold under agreements to repurchase was $31,061,000 compared to $74,510,000 at December 31, 2015. There were no other short-term borrowings at September 30, 2016 or December 31, 2015.

The following table presents a summary of long-term debt as of September 30, 2016 and December 31, 2015. PeoplesBank’s long-term debt obligations to the FHLBP are fixed rate instruments. Under terms of a blanket collateral agreement with the FHLBP, the obligations are secured by FHLBP stock and PeoplesBank qualifying loan receivables, principally real estate secured loans.

	September 30,	December 31,
(dollars in thousands)	2016	2015
PeoplesBank’s obligations:
Federal Home Loan Bank of Pittsburgh (FHLBP)
Due July 2016, 2.35%	0	5,000
Due September 2016, 1.18%	0	10,000
Due October 2016, 1.06%	10,000	10,000
Due October 2016, 1.10%	10,000	10,000
Due April 2017, 0.97%	10,000	10,000
Due November 2017, 1.19%	5,000	5,000
Due March 2018, 1.17%	10,000	10,000
Due June 2018, 1.87%	5,000	5,000
Due November 2018, 1.62%	5,000	5,000
Due June 2019, 2.10%	5,000	5,000
Due June 2019, 1.64%	5,000	5,000
Due June 2020, 1.87%	15,000	15,000
Due June 2021, 2.14%	15,000	15,000
Total FHLBP	95,000	110,000
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 2.87%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 2.22% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Total long-term debt	$105,310	$120,310

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

As of September 30, 2016, Codorus Valley and PeoplesBank met the minimum requirements of the Basel III framework, and PeoplesBank’s capital ratios exceeded the amount to be considered “well capitalized” as defined in the regulations. The table below provides a comparison of the Corporation’s and PeoplesBank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirement for the periods indicated.

			Minimum for		Well Capitalized
	Actual		Capital Adequacy (1)		Minimum (2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at September 30, 2016
Capital ratios:
Common equity Tier 1	$150,485	12.18%	$63,324	5.125%	n/a	n/a
Tier 1 risk based	160,485	12.99	81,858	6.625	n/a	n/a
Total risk based	174,710	14.14	106,569	8.625	n/a	n/a
Leverage	160,485	10.53	60,967	4.00	n/a	n/a

at December 31, 2015
Capital ratios:
Common equity Tier 1	$143,456	12.56%	$51,395	4.50%	n/a	n/a
Tier 1 risk based	165,456	14.49	68,527	6.00	n/a	n/a
Total risk based	178,160	15.60	91,370	8.00	n/a	n/a
Leverage	165,456	11.73	56,398	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at September 30, 2016
Capital ratios:
Common equity Tier 1	$156,897	12.73%	$63,151	5.125%	$80,094	6.50%
Tier 1 risk based	156,897	12.73	81,634	6.625	98,577	8.00
Total risk based	171,122	13.89	106,279	8.625	123,222	10.00
Leverage	156,897	10.32	60,828	4.00	76,035	5.00

at December 31, 2015
Capital ratios:
Common equity Tier 1	$149,073	13.10%	$51,227	4.50%	$73,994	6.50%
Tier 1 risk based	149,073	13.10	68,302	6.00	91,070	8.00
Total risk based	161,777	14.21	91,070	8.00	113,837	10.00
Leverage	149,073	10.60	56,248	4.00	70,310	5.00

(1) Minimum amounts and ratios as of September 30, 2016 include the first year phase in of the capital conservation buffer of 0.625 percent required by the Basel III framework. The conservation buffer is to be phased in over a four year period beginning January 1, 2016, with the full 2.5 percent required as of January 1, 2019.

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

The annualized dividend rate on the preferred stock issued under the SBLF Program was 1 percent for the nine months ended September 30, 2015 and through the redemption date of February 18, 2016.

Common Stock Dividend

Periodically, the Corporation distributes stock dividends on its common stock. On October 11, 2016, the Corporation declared a 5 percent common stock dividend payable on December 13, 2016, to shareholders of record at the close of business on October 25, 2016. Distribution of this stock dividend will result in the issuance of approximately 399,088 additional common shares. The Corporation distributed a 5 percent stock dividend on December 8, 2015 which resulted in the issuance of 294,161 additional common shares.

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

Note 12—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $20,505,000 of standby letters of credit outstanding on September 30, 2016, compared to $19,037,000 on December 31, 2015. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of September 30, 2016 and December 31, 2015, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
September 30, 2016
Securities available-for-sale:
U.S. Treasury notes	$9,937	$9,937	$0	$0
U.S. agency	21,032	0	21,032	0
U.S. agency mortgage-backed, residential	100,153	0	100,153	0
State and municipal	69,251	0	69,251	0

December 31, 2015
Securities available-for-sale:
U.S. agency	$17,414	$0	$17,414	$0
U.S. agency mortgage-backed, residential	120,581	0	120,581	0
State and municipal	75,475	0	75,475	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans

Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At September 30, 2016, the fair value of impaired loans with a valuation allowance or charge-off was $570,000, net of valuation allowances of $494,000 and charge-offs of $870,000. At December 31, 2015 the fair value of impaired loans with a valuation allowance or charge-off was $1,846,000, net of valuation allowances of $405,000 and charge-offs of $1,262,000.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based on an independent third-party appraisal of the property or occasionally on a recent sales offer. At September 30, 2016, the fair value of foreclosed real estate with a valuation allowance or write-down was $1,630,000, net of valuation allowances of $891,000. At December 31, 2015, the fair value of foreclosed real estate with a valuation allowance or write-down was $2,003,000, net of valuation allowances of $981,000 and write-downs of $34,000.

Mortgage Servicing Rights

Mortgage servicing rights are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. The fair value of servicing rights is based on the present value of estimated future cash flows on pools of mortgages stratified by rate and original time to maturity. Mortgage servicing rights are subsequently evaluated for impairment on a quarterly basis. Significant inputs to the valuation include expected cash flow, expected net servicing income, a cash flow discount rate and the expected life of the underlying loans. At September 30, 2016, the fair value of the mortgage servicing rights asset was $209,000, net of a valuation allowance of $3,000. There were no mortgage servicing assets as of December 31, 2015.

		Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
(dollars in thousands)	Total	Identical Assets	Inputs	Inputs
September 30, 2016
Impaired loans	$570	$0	$0	$570
Foreclosed real estate	1,630	0	0	1,630
Mortgage servicing rights	209	0	0	209

December 31, 2015
Impaired loans	$1,846	$0	$0	$1,846
Foreclosed real estate	2,003	0	0	2,003

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
(dollars in thousands)	Estimate	Techniques	Input	Range	Average
September 30, 2016
Impaired loans	$570	Appraisal (1)	Appraisal adjustments (2)	15% - 25%	24%
Foreclosed real estate	1,630	Appraisal (1)	Appraisal adjustments (2)	9% - 19%	19%
Mortgage servicing rights	209	Multiple of annual service fee	Estimated prepayment speed based on rate and term	231% - 405%	378%

December 31, 2015
Impaired loans	$1,846	Appraisal (1)	Appraisal adjustments (2)	15% - 25%	16%
Foreclosed real estate	2,003	Appraisal (1)	Appraisal adjustments (2)	7% - 38%	34%

(1)	Fair value is generally determined through independent appraisals, which generally include various level 3 inputs that are not identifiable.

(2)	Appraisals may be adjusted downward by the Corporation’s management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of the Corporation’s financial instruments as of September 30, 2016 and December 31, 2015:

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

Off-balance sheet instruments

Off-balance sheet instruments consist of lending commitments and letters of credit and are based on fees currently charged in the market to enter into similar arrangements, taking into account the remaining terms of the agreements and counterparties’ credit standing. These amounts were not considered material.

The following presents the carrying amounts and estimated fair values of the Corporation’s financial instruments as of September 30, 2016 and December 31, 2015.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices	Significant	Significant
			in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
(dollars in thousands)	Amount	Fair Value	Identical Assets	Inputs	Inputs
September 30, 2016
Financial assets
Cash and cash equivalents	$46,135	$46,135	$46,135	$0	$0
Securities available-for-sale	200,373	200,373	9,937	190,436	0
Restricted investment in bank stocks	4,526	4,526	0	4,526	0
Loans held for sale	3,318	3,422	0	3,422	0
Loans, net	1,193,617	1,202,404	0	0	1,202,404
Interest receivable	3,614	3,614	0	3,614	0
Mortgage servicing rights	209	209	0	0	209

Financial liabilities
Deposits	$1,222,095	$1,223,310	$0	$1,223,310	$0
Short-term borrowings	31,061	31,061	0	31,061	0
Long-term debt	105,310	103,213	0	95,995	7,218
Interest payable	468	468	0	468	0

Off-balance sheet instruments	0	0	0	0	0

December 31, 2015
Financial assets
Cash and cash equivalents	$57,485	$57,485	$57,485	$0	$0
Securities available-for-sale	213,470	213,470	0	213,470	0
Restricted investment in bank stocks	5,028	5,028	0	5,028	0
Loans held for sale	564	574	0	574	0
Loans, net	1,110,507	1,119,758	0	0	1,119,758
Interest receivable	4,003	4,003	0	4,003	0

Financial liabilities
Deposits	$1,094,149	$1,092,819	$0	$1,092,819	$0
Short-term borrowings	74,510	74,510	0	74,510	0
Long-term debt	120,310	117,041	0	110,195	6,846
Interest payable	468	468	0	468	0

Off-balance sheet instruments	0	0	0	0	0

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

Gross amounts Not Offset in
		Gross	Net Amounts	the Statements of Condition
	Gross	Amounts	of Liabilities	Financial Instruments
	Amounts of	Offset in the	Presented in	U.S. agency		Cash
	Recognized	Statements	the Statements	mortgage-backed,		Collateral	Net
(dollars in thousands)	Liabilities	of Condition	of Condition	residential	U.S. agency	Pledged	Amount
September 30, 2016
Repurchase Agreements	$31,061	$0	$31,061	$(25,837)	(5,224)	$0	$0

December 31, 2015
Repurchase Agreements	$74,510	$0	$74,510	(63,162)	(11,348)	$0	$0

 As of September 30, 2016 and December 31, 2015, the fair value of securities pledged in connection with repurchase agreements was $34,859,000 and $75,094,000, respectively.

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

Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015

Financial Highlights

The Corporation’s net income available to common shareholders (earnings) was $3,403,000 for the quarter ended September 30, 2016, as compared to $2,981,000 for the quarter ended September 30, 2015, an increase of $422,000 or 14 percent.

•	Net interest income for the third quarter of 2016 increased $1,393,000 or 12 percent above the same period in 2015, primarily due to increased interest income from a higher volume of commercial loans in the third quarter of 2016 as compared to the third quarter of 2015.

•	The Corporation’s net interest margin (tax-equivalent basis) for the third quarter of 2016 was 3.75 percent, compared to 3.71 percent for the third quarter of 2015. PeoplesBank continues to have success in growing low cost core deposits, while maintaining reasonable yields on new loan growth in a highly competitive, low interest rate environment.

•	The provision for loan losses was $800,000 for the third quarter 2016, a $300,000 increase as compared to a provision of $500,000 for the third quarter of 2015. The increased provision supported adequate allowance for loan loss coverage considering several factors, including the Corporation’s continued commercial loan growth. The allowance as a percentage of total loans was 1.18 percent at September 30, 2016, as compared to 1.13 percent at December 31, 2015, and 1.17 percent at September 30, 2015.

•	Noninterest income for the third quarter of 2016 increased $228,000 or 10 percent ($349,000 or 16 percent excluding gain on sale of securities) compared to the third quarter of 2015. Several sources contributed to the rise in noninterest revenues, including trust and investment service fees, increased deposit service fees, income from bank owned life insurance, gains on sale of mortgage loans and other income.

•	Noninterest expenses in the third quarter of 2016 were $712,000 or 7 percent higher than the third quarter of 2015. Personnel costs accounted for the majority of the increase, reflecting additional compensation and benefits due primarily to the addition of new employees to support normal business growth in our existing and newly expanded markets. In the prior twelve months, PeoplesBank added a limited services facility, a full service branch and an administrative services center.

•	The provision for income taxes for the third quarter of 2016 increased by $217,000 or 16 percent as compared to the third quarter of 2015. The increase is primarily a result of $609,000 or 14 percent more pre-tax income in the third quarter of 2016 compared to the same period in 2015.

The schedule below presents selected performance metrics for the third quarter of both 2016 and 2015. Per share computations include the effect of stock dividends, including the 5 percent common stock dividend declared on October 11, 2016.

	Three months ended
	September 30,
	2016	2015
Basic earnings per common share	$0.41	$0.46
Diluted earnings per common share	$0.40	$0.45
Cash dividend payout ratio	30.46%	25.67%
Return on average assets	0.89%	0.87%
Return on average equity	8.79%	9.68%
Net interest margin (tax equivalent basis)	3.75%	3.71%
Net overhead ratio	2.00%	2.10%
Efficiency ratio	62.44%	65.00%
Average equity to average assets	10.12%	8.98%

A more detailed analysis of the factors and trends affecting the Corporation’s earnings and financial position follows.

Income Statement Analysis

Net Interest Income

Net interest income for the quarter ended September 30, 2016 was $13,415,000, an increase of $1,393,000 or 12 percent compared to net interest income of $12,022,000 for the third quarter of 2015. The increase was primarily attributable to higher loan interest income. The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 3.75 percent for the third quarter of 2016, which compared favorably to the 3.71 percent net interest margin for the third quarter of 2015.

Total interest income for the third quarter of 2016 totaled $15,660,000, an increase of $1,543,000 or 11 percent above the amount of total interest income for the third quarter of 2015. The change was primarily a result of a significant increase in loan income, partially offset by a decline in investment income.

Interest income on loans increased $1,672,000 or 13 percent in the third quarter of 2016 compared to the same period in 2015. The average balance of outstanding loans, primarily commercial loans, increased approximately $133,690,000 or 13 percent comparing the third quarter of 2016 to the same period in 2015. In addition, the tax equivalent yield on loans for the third quarter of 2016 increased by 2 basis points compared to the third quarter of 2015.

Interest income on investments decreased $191,000 or 16 percent in the third quarter of 2016 compared to the same period in 2015. The average balance of the investment securities portfolio decreased 10 percent when comparing the third quarter of 2016 to the same period in 2015, as some funds from investment maturities, repayments and calls were not reinvested, but were used for other purposes, including providing funds to support loan growth. The tax-equivalent yield on investments for the third quarter of 2016 was 2.51 percent or 14 basis points lower than the 2.65 percent experienced in the third quarter of 2015, which also contributed to the decrease in interest income on investments.

Total interest expense for the third quarter of 2016 totaled $2,245,000, an increase of $150,000 or 7 percent as compared to total interest expense of $2,095,000 for the third quarter of 2015. An increase in both the average volume and cost of deposits, used to fund commercial loans, more than offset the decrease in the average volume of short-term borrowings and long-term debt.

Interest expense on deposits increased $193,000 or 12 percent in the third quarter of 2016 compared to the same period in 2015. The change in expense on deposits was primarily volume driven, as the average rate paid on interest-bearing deposits was 0.68 percent in the third quarter of 2016 which was slightly higher than the average rate paid of 0.66 percent in the third quarter of 2015. The average balance of interest-bearing deposits for the third quarter of 2016 increased by $87,899,000 or 9 percent compared to the third quarter of 2015. Also, the Corporation experienced favorable growth in noninterest-bearing deposits, with the average volume for the third quarter of 2016 increasing to $192,950,000 as compared to $149,204,000 for the third quarter of 2015.

Interest expense on borrowings for the third quarter of 2016 decreased by $43,000 compared to the third quarter of 2015, due primarily to a lower average balance of borrowings. Short-term borrowings consisting of repurchase agreements averaged $26,355,000 for the third quarter of 2016, compared to an average balance $37,413,000 for the third quarter of 2015. The rate on average short-term borrowings for the third quarter of 2016 was 0.51 percent, a slight increase as compared to a rate of 0.50 percent for the third quarter of 2015. Long-term debt from the Federal Home Loan Bank of Pittsburgh (FHLB) averaged $101,739,000 for the third quarter of 2016, compared to an average balance of approximately $110,039,000 for the third quarter of 2015. The decrease in the average balance of long-term debt resulted from repayment of maturing FHLB advances totaling $15,000,000 during the third quarter of 2016. The rate on average long-term debt for the third quarter of 2016 was 1.61 percent, a slight increase as compared to the rate of 1.60 percent for the third quarter of 2015.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended September 30,
	2016			2015
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$75,410	$97	0.51%	$55,258	$35	0.25%
Investment securities:
Taxable	121,935	640	2.09	145,609	802	2.19
Tax-exempt	69,785	570	3.25	66,855	615	3.65
Total investment securities	191,720	1,210	2.51	212,464	1,417	2.65

Loans:
Taxable (1)	1,162,124	14,407	4.93	1,026,039	12,706	4.91
Tax-exempt	18,926	199	4.18	21,321	241	4.48
Total loans	1,181,050	14,606	4.92	1,047,360	12,947	4.90
Total earning assets	1,448,180	15,913	4.37	1,315,082	14,399	4.34
Other assets (2)	81,232			70,821
Total assets	$1,529,412			$1,385,903
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$533,350	$531	0.40%	$459,921	$412	0.36%
Savings	78,638	19	0.10	71,580	18	0.10
Time	422,086	1,207	1.14	414,674	1,134	1.08
Total interest bearing deposits	1,034,074	1,757	0.68	946,175	1,564	0.66
Short-term borrowings	26,355	34	0.51	37,413	47	0.50
Long-term debt	112,049	454	1.61	120,349	484	1.60
Total interest bearing liabilities	1,172,478	2,245	0.76	1,103,937	2,095	0.75

Noninterest bearing deposits	192,950			149,204
Other liabilities	9,204			8,339
Shareholders’ equity	154,780			124,423

Total liabilities and shareholders’ equity	$1,529,412			$1,385,903
Net interest income (tax equivalent basis)		$13,668			$12,304
Net interest margin (3)			3.75%			3.71%
Tax equivalent adjustment		(253)			(282)
Net interest income		$13,415			$12,022

(1)	Average balance includes average nonaccrual loans of $2,373,000 for 2016 and $7,210,000 for 2015.
Interest includes net loan fees of $843,000 for 2016 and $511,000 for 2015.
(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.
(3)	Net interest income (tax equivalent basis) annualized as a percentage of average earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended
	September 30,
	2016 vs. 2015
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$13	$49	$62
Investment securities:
Taxable	(143)	(19)	(162)
Tax-exempt	28	(73)	(45)
Loans:
Taxable	2,055	(354)	1,701
Tax-exempt	(27)	(15)	(42)
Total interest income	1,926	(412)	1,514
Interest Expense
Deposits:
Interest bearing demand	58	61	119
Savings	2	(1)	1
Time	20	53	73
Short-term borrowings	(14)	1	(13)
Long-term debt	(33)	3	(30)
Total interest expense	33	117	150
Net interest income	$1,893	$(529)	$1,364

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

The provision for loan losses is an expense charged to earnings to cover the estimated losses attributable to uncollected loans. The provision reflects management’s judgment of an appropriate level for the allowance for loan losses. The provision for loan losses was $800,000 for the third quarter of 2016, a $300,000 increase as compared to a provision of $500,000 for the third quarter of 2015. The increased provision was provided to maintain the adequacy of the allowance for loan losses, particularly given the substantial growth in the loan portfolio during the twelve months ended September 30, 2016. The third quarter provisions for each period were impacted by net charge-offs of $133,000 in 2016 and $86,000 in 2015. The allowance as a percentage of total loans was 1.18 percent at September 30, 2016, as compared to 1.13 percent at December 31, 2015, and 1.17 percent at September 30, 2015.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 62.

Noninterest Income

The following table presents the components of total noninterest income for the third quarter of 2016, compared to the third quarter of 2015.

Table 3 - Noninterest income

	Three months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2016	2015	$	%

Trust and investment services fees	$654	$604	$50	8%
Income from mutual fund, annuity and insurance sales	240	265	(25)	(9)
Service charges on deposit accounts	957	882	75	9
Income from bank owned life insurance	233	179	54	30
Other income	224	110	114	104
Net gain on sales of loans held for sale	262	181	81	45
Gain on sales of securities	0	121	(121)	(100)
Total noninterest income	$2,570	$2,342	$228	10%

The discussion that follows addresses changes in selected categories of noninterest income.

Income from bank owned life insurance—The $54,000 or 30 percent increase in income from bank owned life insurance was due to additional investments totaling $6,987,000 in 2016.

Other income— The $114,000 or 104 percent increase in other income was due to higher miscellaneous client based service charges, such as wire transfer, gift card, and credit card merchant fees and loan related income, such as mortgage loan servicing and FHA mortgage loan origination fees. Also contributing to the increase was higher revenue provided by SYC Settlement Services, Inc., a subsidiary of PeoplesBank, due to an upturn in the volume of real estate settlement services.

Net gain on sales of loans held for sale—The $81,000 or 45 percent increase in gains from the sale of residential mortgage loans held for sale was due to a higher volume of mortgage originations and sales during the third quarter of 2016 compared to 2015.

Noninterest Expense

The following table presents the components of total noninterest expense for the third quarter of 2016, compared to the third quarter of 2015.

Table 4 - Noninterest expense

	Three months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2016	2015	$	%

Personnel	$5,990	$5,367	$623	12%
Occupancy of premises, net	780	811	(31)	(4)
Furniture and equipment	728	664	64	10
Postage, stationery and supplies	147	153	(6)	(4)
Professional and legal	185	198	(13)	(7)
Marketing	437	242	195	81
FDIC insurance	121	177	(56)	(32)
Debit card processing	291	235	56	24
Charitable donations	116	21	95	452
Telephone	187	208	(21)	(10)
External data processing	385	306	79	26
Foreclosed real estate including (recovery of) provision for losses	(13)	66	(79)	(120)
Other	868	1,062	(194)	(18)
Total noninterest expense	$10,222	$9,510	$712	7%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $623,000 or 12 percent increase in personnel expense was due largely to the addition of new employees to support the Corporation’s business and consumer banking services in our Maryland market and expanded Pennsylvania market.

Furniture and equipment – The $64,000 or 10 percent increase in furniture and equipment costs was due to increased computer hardware and software costs related to enhanced technology to support business growth.

Marketing—The $195,000 or 81 percent increase in marketing expenses was due to incentives paid for new deposit accounts, timing in sponsorships of community events and costs associated with naming rights to PeoplesBank Park, the facility that houses the York, Pennsylvania-based York Revolution independent league baseball team.

FDIC Insurance—The $56,000 or 32 percent decrease in FDIC insurance is due to the change in the assessment methodology effective with the third quarter of 2016.

Debit card processing—The $56,000 or 24 percent increase in debit card processing reflects year over year higher debit card transaction volume, due primarily to the increased number of demand deposit accounts and debit cards.

Charitable donations—The $95,000 or 452 percent increase in charitable donations was primarily due to timing in payment of donations.

External data processing—The $79,000 or 26 percent increase in external data processing expenses reflects increased outsourcing of transaction processing to specialized vendors, which is typically performed on such vendors’ hosted and secure websites. The Corporation continues to expand and enhance electronic banking services provided to our clients and has outsourced statement printing and mailing services, resulting in higher external data processing costs.

Foreclosed real estate—The $79,000 or 120 percent decrease in foreclosed real estate expenses was primarily attributable to the recovery of real estate taxes, insurance premiums and the reversal of provision expense on a property that was sold during the third quarter of 2016.

Other—The $194,000 or 18 percent decrease in other expenses is primarily a result of a reduction in the costs associated with a corporate-wide training program, deposit account charge-offs from debit card fraud and impaired loan expenses.

Provision for Income Taxes

The provision for income taxes for the third quarter of 2016 was $1,560,000, an increase of $217,000 or 16 percent as compared to the third quarter of 2015. The increase is primarily a result of a higher level of pre-tax income for the third quarter of 2016 versus the same period in 2015. For both the third quarter of 2016 and 2015, the Corporation’s statutory federal income tax rate was 35 percent and the effective income tax rate was 31 percent. The effective tax rate differs from the statutory tax rate due to the impact of certain elements with specific tax benefits, including tax-exempt income, such as income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance.

Preferred Stock Dividends

No preferred stock dividends were paid in the third quarter of 2016 compared to $30,000 for the same period in 2015. On February 18, 2016, the Corporation completed the redemption of all 12,000 remaining shares of the Corporation’s Series B preferred stock issued in connection with the Small Business Lending Fund Program. This transaction was reported on a Form 8-K filed on February 19, 2016. The Information about the SBLF Program is provided in this report at Note 10-Shareholders’ Equity.

Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015

Financial Highlights

The Corporation’s net income available to common shareholders (earnings) was $9,244,000 for the first nine months of 2016 compared to $8,275,000 for the first nine months of 2015, an increase of $969,000 or 12 percent.

•	Net interest income for the first nine months of 2016 increased $4,050,000 or 11 percent above the first nine months of 2015, primarily due to increased interest income from a higher volume of commercial loan growth over the previous twelve months.

•	The Corporation’s net interest margin (tax-equivalent basis) for the nine months ended September 30, 2016 was 3.88 percent, compared to 3.82 percent for the first nine months of 2015. PeoplesBank continues to have success in growing low cost core deposits, while maintaining reasonable yields on new loan growth in a highly competitive, low interest rate environment.

•	The provision for loan losses for the first nine months of 2016 was $2,400,000 or a $100,000 increase as compared to a provision of $2,300,000 for the first nine months of 2015. The provision for both periods supported adequate allowance for loan loss coverage including the Corporation’s substantial growth in commercial loans. The allowance as a percentage of total loans was 1.18 percent at September 30, 2016, as compared to 1.13 percent at December 31, 2015, and 1.17 percent at September 30, 2015.

•	Noninterest income for the first nine months of 2016 increased $568,000 or 8 percent ($866,000 or 14 percent excluding gain on sales of securities) compared to the first nine months of 2015. All sources contributed to the rise in noninterest revenues, including trust and investment services fees, income from mutual fund, annuity and insurance sales, service charges on deposits, income from bank owned life insurance and other income.

•	Noninterest expenses for the first nine months of 2016 were $3,026,000 or 11 percent higher than the first nine months of 2015. Growth in our existing and newly expanded markets resulted in higher personnel, occupancy and furniture and equipment, marketing, debit card processing and external data processing costs. In the prior twelve months, PeoplesBank added a limited services facility, a full service branch and an administrative services center.

•	The provision for income taxes for the first nine months of 2016 increased by $597,000 or 16 percent as compared to the first nine months of 2015. The increase was primarily a result of higher pre-tax income for the first nine months of 2016 compared to the same period in 2015.

On September 30, 2016, the Corporation’s total assets were over $1.52 billion, an increase of 5 percent since December 31, 2015. The increase was attributed to loan growth, primarily in commercial loans.

The Corporation’s capital level remained sound as evidenced by regulatory capital ratios that exceed current regulatory requirements for well capitalized institutions. As of September 30, 2016, the Corporation’s capital calculations and ratios reflect full compliance with the Basel III regulatory capital framework, which became effective on January 1, 2015.

The schedule below presents selected performance metrics for the first nine months of both 2016 and 2015. Per share computations include the effect of stock dividends, including the 5 percent common stock dividend declared on October 11, 2016.

	Nine months ended
	September 30,
	2016	2015
Basic earnings per common share	$1.10	$1.28
Diluted earnings per common share	$1.09	$1.27
Cash dividend payout ratio	33.60%	26.89%
Return on average assets	0.84%	0.83%
Return on average equity	8.00%	9.15%
Net interest margin (tax equivalent basis)	3.88%	3.82%
Net overhead ratio	2.17%	2.16%
Efficiency ratio	64.84%	65.19%
Average equity to average assets	10.51%	9.08%

A more detailed analysis of the factors and trends affecting the Corporation’s earnings and financial position follows.

Income Statement Analysis

Net Interest Income

Net interest income for the nine months ending September 30, 2016 was $39,579,000, an increase of $4,050,000 or 11 percent compared to net interest income of $35,529,000 for the first nine months of 2015. The increase was primarily attributable to higher loan interest income. The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 3.88 percent for the first nine months of 2016, representing a slight increase compared to the 3.82 percent net interest margin for the first nine months of 2015.

Total interest income for the first nine months of 2016 totaled $45,997,000, an increase of $4,388,000 or 11 percent above the amount of total interest income for the first nine months of 2015. The change was primarily a result of a significant increase in loan income, partially offset by a decline in investment income.

Interest income on loans increased $4,837,000 or 13 percent in the first nine months of 2016 compared to the same period in 2015. The average balance of outstanding loans increased approximately $132,929,000 or 13 percent in the first nine months of 2016 compared to the first nine months of 2015, reflecting commercial loan growth over the past year.

Investment income for the first nine months of 2016 decreased $512,000 or 13 percent compared to the first nine months of 2015. The average balance of the investment securities portfolio decreased 7 percent when comparing the first nine months of 2016 to the same period in 2015, which contributed to the decline in investment income. Some proceeds from investment maturities and sales were not fully reinvested, but were used for other purposes, including providing funds to support loan growth. Also, the tax-equivalent yield on investments for the first nine months of 2016 was 2.62 percent or 15 basis points lower than the 2.77 percent experienced during the first nine months of 2015, as the yields on maturing investments (primarily tax-exempt municipal securities) were generally higher than those on investments purchased in the current lower interest rate environment.

Total interest expense for the first nine months of 2016 totaled $6,418,000, an increase of $338,000 or 6 percent as compared to total interest expense of $6,080,000 for the first nine months of 2015. The change in interest expense was primarily a result of an increase in the average volume and cost of deposits and long-term borrowings.

Interest expense on deposits increased by $120,000 or 3 percent in the first nine months of 2016 compared to the same period in 2015. The increase was primarily due to the growth in the volume of deposits. The average balance of interest-bearing deposits for the first nine months of 2016, primarily in lower cost core deposits, increased by $44,585,000 or 5 percent compared to the average for the first nine months of 2015. The average rate paid on interest-bearing deposits in the first nine months of 2016 was 0.66 percent, a decrease from the average rate of 0.68 percent paid on interest-bearing deposits during the first nine months of 2015. Also, the Corporation experienced favorable growth in noninterest-bearing deposits, with the average volume for the first nine months of 2016 increasing to $177,805,000, as compared to $138,939,000 for the first nine months of 2015.

Interest expense on borrowings for the first nine months of 2016 increased by $218,000 or 16 percent compared to the first nine months of 2015, due primarily to a higher average balance and cost of long-term debt. Outstanding long-term borrowings, consisting primarily of Federal Home Loan Bank of Pittsburgh (FHLB) advances, averaged $107,226,000 for the first nine months of 2016, compared to an average balance of approximately $94,019,000 for the same period of 2015. The increase in the average balance related primarily to FHLB advances totaling $35,000,000 obtained in June 2015, offset by the repayment of maturing FHLB advances totaling $15,000,000 during the third quarter of 2016. The rate on average long-term borrowings for the first half of 2016 was 1.62 percent, a slight increase as compared to the rate of 1.54 percent for the same period of 2015.

Table 5-Average Balances and Interest Rates (tax equivalent basis)

	Nine months ended September 30,
		2016			2015
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$33,718	$131	0.52%	$35,765	$68	0.25%
Investment securities:
Taxable	125,984	2,066	2.19	146,998	2,550	2.32
Tax-exempt	72,579	1,829	3.37	66,309	1,873	3.78
Total investment securities	198,563	3,895	2.62	213,307	4,423	2.77

Loans:
Taxable (1)	1,138,129	42,171	4.95	1,002,312	37,219	4.96
Tax-exempt	18,952	599	4.22	21,840	771	4.72
Total loans	1,157,081	42,770	4.94	1,024,152	37,990	4.96
Total earning assets	1,389,362	46,796	4.50	1,273,224	42,481	4.46
Other assets (2)	77,983			69,773
Total assets	$1,467,345			$1,342,997
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$493,704	$1,389	0.38%	$434,801	$1,095	0.34%
Savings	75,101	55	0.10	68,253	51	0.10
Time	410,793	3,431	1.12	431,959	3,609	1.12
Total interest bearing deposits	979,598	4,875	0.66	935,013	4,755	0.68
Short-term borrowings	29,601	116	0.52	33,824	126	0.50
Long-term debt	117,536	1,427	1.62	104,329	1,199	1.54
Total interest bearing liabilities	1,126,735	6,418	0.76	1,073,166	6,080	0.76

Noninterest bearing deposits	177,805			138,939
Other liabilities	8,558			8,941
Shareholders’ equity	154,247			121,951

Total liabilities and shareholders’ equity	$1,467,345			$1,342,997
Net interest income (tax equivalent basis)		$40,378			$36,401
Net interest margin (3)			3.88%			3.82%
Tax equivalent adjustment		(799)			(872)
Net interest income		$39,579			$35,529

(1)	Average balance includes average nonaccrual loans of $2,674,000 for 2016 and $7,935,000 for 2015.
Interest includes net loan fees of $2,411,000 for 2016 and $1,531,000 for 2015.

(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.

(3)	Net interest income (tax equivalent basis) annualized as a percentage of average interest earning assets.

Table 6-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Nine months ended
	September 30,
	2016 vs. 2015
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$(4)	$67	$63
Investment securities:
Taxable	(309)	(175)	(484)
Tax-exempt	178	(222)	(44)
Loans:
Taxable	6,077	(1,125)	4,952
Tax-exempt	(102)	(70)	(172)
Total interest income	5,840	(1,525)	4,315
Interest Expense
Deposits:
Interest bearing demand	182	112	294
Savings	5	(1)	4
Time	(177)	(1)	(178)
Short-term borrowings	(19)	9	(10)
Long-term debt	147	81	228
Total interest expense	138	200	338
Net interest income	$5,702	$(1,725)	$3,977

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

For the first nine months of 2016, the provision for loan losses was $2,400,000, as compared to a provision of $2,300,000 for the first nine months of 2015. The provision for both periods supported adequate allowance for loan loss coverage, including the Corporation’s substantial growth in commercial loans. For the first nine months of 2016, net charge-offs were $879,000, as compared to $1,082,000 in the first nine months of 2015. The allowance as a percentage of total loans was 1.18 percent at September 30, 2016, as compared to 1.13 percent at December 31, 2015, and 1.17 percent at September 30, 2015.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 62.

Noninterest Income

The following table presents the components of total noninterest income for the first nine months of 2016, compared to the first nine months of 2015.

Table 7 - Noninterest income

	Nine months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2016	2015	$	%

Trust and investment services fees	$1,892	$1,809	$83	5%
Income from mutual fund, annuity and insurance sales	735	580	155	27
Service charges on deposit accounts	2,695	2,514	181	7
Income from bank owned life insurance	631	523	108	21
Other income	642	426	216	51
Net gain on sales of loans held for sale	612	489	123	25
Gain on sales of securities	194	492	(298)	(61)
Total noninterest income	$7,401	$6,833	$568	8%

The discussion that follows addresses changes in selected categories of noninterest income.

Income from mutual fund, annuity and insurance sales—The $155,000 or 27 percent increase in income from the sale of mutual fund, annuity and insurance products by CVFA was due to the higher volume of assets under management during the first nine months of 2016.

Service charges on deposit accounts—The $181,000 or 7 percent increase in service charge income on deposit accounts was due to an increase in the volume of deposit accounts subject to fees, as well as fee schedule increases implemented during the first quarter of 2015. The increased fees were in effect during the entire first nine months of 2016.

Income on bank owned life insurance—The $108,000 or 21 percent increase in income from bank owned life insurance was due to additional investments totaling $6,987,000 in 2016.

Other income—The $216,000 or 51 percent increase in other income was due to higher miscellaneous client based service charges, such as wire transfer, gift card, and credit card merchant fees and loan related income, such as mortgage loan servicing and FHA loan origination fees. Also contributing to the increase was higher revenue provided by SYC Settlement Services, Inc., a subsidiary of PeoplesBank, due to an upturn in the volume of real estate settlement services.

Net gain on sales of loans held for sale—The $123,000 or 25 percent increase in net gains from the sale of residential mortgage loans held for sale was due to a higher volume of mortgage originations and sales during 2016 compared to 2015.

Gain on sales of securities— The Corporation realized $194,000 in gains from the sales of four securities. This represents a $298,000 or 61 percent decrease from the $492,000 recognized in 2015. Securities sold included those where market pricing provided a favorable return at the time of sale, versus holding the respective securities to maturity. In addition, sales in 2016 provided cash to meet short-term liquidity needs.

Noninterest Expense

The following table presents the components of total noninterest expense for the first nine months of 2016, compared to the first nine months of 2015.

Table 8 - Noninterest expense

	Nine months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2016	2015	$	%

Personnel	$17,988	$15,520	$2,468	16%
Occupancy of premises, net	2,501	2,395	106	4
Furniture and equipment	2,160	2,014	146	7
Postage, stationery and supplies	524	505	19	4
Professional and legal	515	618	(103)	(17)
Marketing	1,275	931	344	37
FDIC insurance	467	526	(59)	(11)
Debit card processing	853	657	196	30
Charitable donations	884	763	121	16
Telephone	513	527	(14)	(3)
External data processing	1,067	850	217	26
Merger related	0	474	(474)	(100)
Foreclosed real estate including (recovery of) provision for losses	122	215	(93)	(43)
Other	2,224	2,072	152	7
Total noninterest expense	$31,093	$28,067	$3,026	11%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $2,468,000 or 16 percent increase in personnel expense was due largely to the addition of new employees to support the Corporation’s business growth, which included our entry into Lancaster County, Pennsylvania and the hiring of employees to support our business and consumer banking services in our Maryland market. Also contributing to the increase was the timing of expense recognition for the annual employee performance bonuses, as well as the higher cost of health insurance. Additionally, personnel expense as of September 30, 2016 included the full nine month impact of the Corporation’s January 2015 acquisition of Madison Bancorp, Inc.

Occupancy—The $106,000 or 4 percent increase in occupancy expense was due primarily to two new branches opened over the previous twelve months. The two branches included one limited services facility, which opened in January of 2016, and a full service branch, which opened in our Maryland market in April of 2016. Additionally, in December of 2015, PeoplesBank relocated the South Hanover Branch into a newly constructed facility and completed the renovations of, and subsequently opened, the administrative services center.

Furniture and equipment—The $146,000 or 7 percent increase in furniture and equipment expense was due primarily to the opening of new branches and an administrative services center noted above, and computer hardware and software costs related to enhanced technology to support business growth.

Professional and legal—The $103,000 or 17 percent decrease in professional and legal expense is attributed to a reduction in legal and consulting fees related to corporate strategic initiatives.

Marketing—The $344,000 or 37 percent increase in marketing expenses was due to planned initiatives related to the continued expansion of our franchise, along with the initial expenses associated with the acquisition of the naming rights to PeoplesBank Park, the facility that houses the York, Pennsylvania-based York Revolution independent league baseball team.

FDIC Insurance—The $59,000 or 11 percent decrease in FDIC insurance is due to the change in the assessment methodology effective with the third quarter of 2016.

Debit card processing—The $196,000 or 30 percent increase in debit card processing reflects higher debit card transaction volumes and the reissuance costs associated with upgrading PeoplesBank’s debit cards to EMV chip card technology.

Charitable donations—The $121,000 or 16 percent increase in charitable donations was primarily due to timing in payment of donations. Some donations to Pennsylvania nonprofit organizations qualify for related state tax credits that typically range from 55 to 90 percent of the donated amount, effectively lowering the cost of the donation. PeoplesBank uses state tax credits from donations to reduce its Pennsylvania shares tax expense, which is included in other expenses.

External data processing—The $217,000 or 26 percent increase in external data processing expenses reflects increased reliance on outsourcing transaction processing to specialized vendors, which is typically performed on such vendors’ hosted and secure websites. Transaction volumes have increased year over year due to business expansion. The Corporation continues to expand and enhance electronic banking services provided to our clients and has outsourced statement printing and mailing services, resulting in higher external data processing costs.

Merger related—The Corporation incurred $474,000 of merger related expenses during the first nine months of 2015 related to the acquisition of Madison Bancorp, Inc. in January 2015. Merger-related integration activities were completed in the first half of 2015.

Foreclosed real estate —The $93,000 or 43 percent decrease in foreclosed real estate expenses is primarily attributable to the recovery of real estate taxes, insurance premiums and the reversal of provision expense on a property that was sold during the third quarter of 2016.

Other —The $152,000 or 7 percent increase in other expenses, which is comprised of many underlying expenses, is primarily due to increases in the Pennsylvania Department of Banking’s annual assessment, annual shareholder meeting costs, Pennsylvania bank shares tax, and impaired loan expenses.

Provision for Income Taxes

The provision for income taxes for the first nine months of 2016 was $4,227,000, an increase of $597,000 or 16 percent as compared to the first nine months of 2015. The increase is primarily a result of a higher level of pre-tax income for the first nine months of 2016 versus the same period in 2015. For both the first nine months of 2016 and 2015, the Corporation’s statutory federal income tax rate was 35 percent. However, the effective income tax rate was 31 percent for the first nine months of 2016, compared to 30 percent for the same period in 2015. The effective tax rate differs from the statutory tax rate due to the impact of certain elements with specific tax benefits, including tax-exempt income, such as income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance.

Preferred Stock Dividends

Preferred stock dividends for the first nine months of 2016 totaled $16,000 compared to $90,000 for the first nine months of 2015. Though an annualized dividend rate of 1 percent applied to both periods, the amount of preferred stock dividends for the first nine months of 2016 decreased compared to the same period in 2015 because, on February 18, 2016, the Corporation completed the redemption of all 12,000 remaining shares of the Corporation’s Series B preferred stock issued in connection with the Small Business Lending Fund Program. This transaction was reported on a Form 8-K filed on February 19, 2016. The Information about the SBLF Program is provided in this report at Note 10-Shareholders’ Equity.

Balance Sheet Review

Interest Bearing Deposits with Banks

On September 30, 2016, interest bearing deposits with banks totaled $32,945,000, compared to $44,496,000 at year-end 2015. The reduction was primarily the result of funding of loan growth and long-term debt principal repayments, offset by an increase in deposits.

Investment Securities (Available-for-Sale)

The Corporation’s entire investment securities portfolio is classified available-for-sale, and is comprised primarily of interest-earning debt securities. The overall composition of the Corporation’s investment securities portfolio is provided in Note 3—Securities. On September 30, 2016, the fair value of investment securities available-for-sale totaled $200,373,000, which represented a decrease of $13,097,000 as compared to the fair value of investment securities at year-end 2015. Principal reductions from investment sales and maturities and mortgage-backed security payments exceeded new investments during the first nine months of 2016.

Loans

On September 30, 2016, total loans, net of deferred fees, were $1.21 billion, which was $84,631,000 or 8 percent higher than the level at year-end 2015. This change in volume was due primarily to an increase in commercial loans, particularly within the commercial real estate investor and residential real estate investor sectors. Commercial loans within the builder & developer, commercial real estate investor and residential real estate investor sectors each represented more than 10 percent of the total portfolio. The composition of the Corporation’s loan portfolio is provided in Note 5—Loans.

Deposits

Deposits are the Corporation’s principal source of funding for earning assets. On September 30, 2016, deposits totaled $1.22 billion, which reflected a $127,946,000 or 12 percent increase compared to the level at year-end 2015. Of the increase in total deposits, $24,473,000 was attributable to growth in noninterest bearing deposits, with an additional $77,906,000 related to growth in both interest bearing demand and savings deposits. Time deposits increased $25,567,000 compared to the level at year-end 2015. Growth in deposits, particularly money market and time deposits, reflects several rate promotions during the first nine months of 2016. The composition of the Corporation’s total deposit portfolio is provided in Note 7—Deposits.

Short-term Borrowings

Short-term borrowings, which consist of securities sold under agreements to repurchase (repurchase agreements), federal funds purchased, and other short-term borrowings, totaled $31,061,000 at September 30, 2016, which reflected a $43,449,000 or 58 percent decrease compared to the level at year-end 2015. The entire balance of short-term borrowings at September 30, 2016 and December 31, 2015 was comprised of repurchase agreements, which decreased primarily due to the loss of a significant account relationship.

Long-term Debt

The Corporation uses long-term borrowings as a secondary funding source for asset growth. On September 30, 2016 long-term debt totaled $105,310,000 compared to $120,310,000 at year-end 2015. The decrease reflects the repayment of $15,000,000 of long-term debt obligations which matured during the third quarter of 2016. A listing of outstanding long-term debt obligations is provided in Note 8—Short-Term Borrowings and Long-Term Debt.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion and acquisitions, dividend policy and distributions, and regulatory mandates. The Corporation’s total shareholders’ equity was approximately $155,317,000 on September 30, 2016, a decrease of approximately $3,824,000 or 2 percent, compared to the level at year-end 2015. The decrease was primarily the result of the redemption of all 12,000 remaining shares of the Corporation’s Series B preferred stock issued in connection with the Small Business Lending Fund Program, as discussed below.

Redemption of Preferred Stock and Preferred Stock Dividends

As previously announced on the Form 8-K filed on February 19, 2016, the Corporation redeemed the remaining $12,000,000 of the Corporation’s Preferred Stock, Series B that had been issued to the United States Treasury under its Small Business Lending Fund Program. The annualized dividend rate on the preferred stock issued under the SBLF Program was 1 percent for the nine months ended September 30, 2015 and through the redemption date of February 18, 2016.

Cash Dividends on Common Stock

The Corporation has historically paid cash dividends on its common stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other relevant factors. As recently announced, the Board of Directors declared a quarterly cash dividend of $0.13 per common share on October 11, 2016, payable on November 8, 2016, to common shareholders of record at the close of business on October 25, 2016. This cash dividend follows the $0.13 common stock cash dividend distributed in August 2016.

Capital Adequacy

The Corporation and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. The regulatory capital measures for the Corporation and PeoplesBank as of September 30, 2016 and the minimum capital ratios established by regulators are set forth in Note 9—Regulatory Matters to the financial statements. We believe that both Codorus Valley and PeoplesBank were well capitalized on September 30, 2016.

Our capital adequacy as of September 30, 2016, reflects updated regulatory capital guidelines from the Board of Governors of the Federal Reserve System finalized rule which implemented the Basel III regulatory capital framework, and which became effective for the Corporation and PeoplesBank on January 1, 2015. Under the revised regulatory capital framework, minimum requirements increased both the quantity and quality of capital held by banking organizations. Additionally, a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5 percent and a common equity Tier 1 conservation buffer of risk-weighted assets applies to all supervised financial institutions. The rule also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent for all banks. The new rule also increases the risk weights for past-due loans, certain commercial real estate loans and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

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

Under the new rule as effective through the nine months ending September 30, 2016, the Corporation and PeoplesBank had no regulatory dividend restrictions and remained well capitalized by all regulatory capital measures (see Note 9—Regulatory Matters to the financial statements). The Corporation plans to manage its capital adequacy to ensure continued compliance with the new capital rules.

Risk Management

Credit Risk Management

Credit risk represents the possibility that a loan client, counterparty or issuer may not perform in accordance with contractual terms, posing one of the most significant risks of loss to the Corporation. Accordingly, the Corporation emphasizes the management of credit risk, and has established a lending policy which management believes is sound given the nature and scope of our operations. The Credit Risk Management section included in Item 7 of the Corporation’s previously filed Annual Report on Form 10-K for the year ended December 31, 2015, provides a more detailed overview of the Corporation’s credit risk management process.

Nonperforming Assets

Nonperforming assets, as shown in the table below, are asset categories that pose the greatest risk of loss. The level of nonperforming assets as of September 30, 2016, has decreased by approximately $1,270,000 or 19 percent when compared to year-end 2015. The decrease was primarily the result of a reduction in nonaccrual loans.

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

The paragraphs and table below address significant changes in the nonperforming asset categories as of September 30, 2016, compared to December 31, 2015.

Table 9 - Nonperforming Assets

(dollars in thousands)	September 30, 2016	December 31, 2015

Nonaccrual loans	$2,514	$3,045
Nonaccrual loans, troubled debt restructurings	0	188
Accruing loans 90 days or more past due	172	484
Total nonperforming loans	2,686	3,717
Foreclosed real estate, net of allowance	2,674	2,913
Total nonperforming assets	$5,360	$6,630
Accruing troubled debt restructurings	$3,713	$3,903

Total period-end loans, net of deferred fees	$1,207,842	$1,123,211
Allowance for loan losses (ALL)	$14,225	$12,704
ALL as a % of total period-end loans	1.18%	1.13%
Annualized net charge-offs as a % of average total loans	0.10%	0.19%
ALL as a % of nonperforming loans	529.56%	341.78%
Nonperforming loans as a % of total period-end loans	0.22%	0.33%
Nonperforming assets as a % of total period-end loans and net foreclosed real estate	0.44%	0.59%
Nonperforming assets as a % of total period-end assets	0.35%	0.46%
Nonperforming assets as a % of total period-end shareholders’ equity	3.45%	4.17%

Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due. We generally place a loan on nonaccrual status and cease accruing interest income (i.e., recognize interest income on a cash basis, as long as the loan is sufficiently collateralized) when loan payment performance is unsatisfactory and the loan is past due 90 days or more. A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all of the principal and interest amounts contractually due are current for at least six consecutive payments and future payments are reasonably assured. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. As of September 30, 2016, the nonperforming loan portfolio balance totaled $2,686,000, compared to $3,717,000 at year-end 2015. The decrease was primarily the result of principal repayments and charge-offs of nonaccrual commercial loans totaling $1,736,000, which was partially offset by commercial loans placed on nonaccrual status totaling $1,170,000. For both periods, the nonperforming portfolio balance was comprised primarily of collateralized commercial loans.

Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank and is included in the Other Assets category on the Corporation’s balance sheet. The carrying amount of foreclosed real estate as of September 30, 2016, net of allowance, totaled $2,674,000 compared to $2,913,000 at year-end 2015. Total foreclosed real estate decreased by $239,000 or 8 percent from December 31, 2015 to September 30, 2016. The decrease is attributable to the sales of certain smaller properties and was partially offset by the transfer of two properties to foreclosed real estate during the first nine months of 2016.

Troubled debt restructurings pertain to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. As of September 30, 2016, the accruing troubled debt restructuring portfolio balance totaled $3,713,000, compared to $3,903,000 at year-end 2015. The decrease was the result of principal payments made on loans within the troubled debt restructuring portfolio.

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

The following table presents an analysis of the activity in the allowance for loan losses for the three and nine months ended September 30, 2016 and 2015:

Table 10 - Analysis of Allowance for Loan Losses

(dollars in thousands)	2016	2015
Balance-January 1,	$12,704	$11,162

Provision charged to operating expense	2,400	2,300

Loans charged off:
Commercial, financial and agricultural	771	985
Real estate - residential mortgages	69	40
Consumer and home equity	101	121
Total loans charged off	941	1,146
Recoveries:
Commercial, financial and agricultural	5	21
Real estate - residential mortgages	0	21
Consumer and home equity	57	22
Total recoveries	62	64
Net charge-offs	879	1,082
Balance-September 30,	$14,225	$12,380

Ratios:
Allowance for loan losses as a % of total period-end loans	1.18%	1.17%
Annualized net charge-offs as a % of average total loans	0.10%	0.14%
Allowance for loan losses as a % of nonperforming loans	529.56%	212.54%

The allowance for loan losses increased $1,845,000 or 15 percent from September 30, 2015 to September 30, 2016. The increase in the allowance was primarily attributable to the $152,193,000 or 14 percent increase in loans, net of deferred fees, over the same 12 month period.

Net charge-offs for the first nine months of 2016 were $879,000 compared to $1,082,000 of net charge-offs for the same period of 2015. During the first nine months of 2015, charge-offs were higher in both volume and amount than the same period of 2016. The risks and uncertainties associated with prolonged sluggish growth, weak economic and business conditions, or the erosion of real estate values can adversely affect our borrowers’ ability to service their loans, causing significant fluctuations in the level of charge-offs and provision expense from one period to another. The provision for loan losses for the first nine months of 2016 was $2,400,000, compared to $2,300,000 for the same period of 2015. The allowance as a percentage of total loans at September 30, 2016 was 1.18 percent, compared to 1.13 percent at December 31, 2015 and 1.17 percent as of September 30, 2015. The unallocated portion of the allowance was $1,726,000 or 12 percent of the total allowance as of September 30, 2016, as compared to $1,480,000 or 12 percent of the total allowance as of December 31, 2015.

Liquidity Risk Management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan customers, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, adequate liquidity provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are funds received from customer loan payments, investment maturities and cash inflows from mortgage-backed securities, and the net proceeds of asset sales. The primary sources of liability liquidity are deposit growth, and funds obtained from short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At September 30, 2016, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $37,511,000 and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $326,756,000. The Corporation’s loan-to-deposit ratio was 99 percent as of September 30, 2016, as compared to a 103 percent loan-to-deposit ratio as of December 31, 2015, and a 96 percent loan-to-deposit ratio as of September 30, 2015.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on September 30, 2016, totaled $410,082,000 and consisted of $279,459,000 in unfunded commitments under existing loan facilities, $110,118,000 to grant new loans and $20,505,000 in letters of credit. Generally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The most significant market risk to which the Corporation is exposed is interest rate risk. The primary business of the Corporation and the composition of its balance sheet consist of investments in interest earning assets (primarily loans and securities), which are funded by interest bearing liabilities (deposits and borrowings), all of which have varying levels of sensitivity to changes in market interest rates. Changes in rates also have an impact on the Corporation’s liquidity position and could affect its ability to meet obligations and continue to grow.

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

The following table summarizes the expected impact of interest rate shocks on net interest income as well as the Corporation’s policy limits at each level. All scenarios were within policy limits at September 30, 2016.

Change in Interest Rates	Annual Change in Net	% Change in Net	% Change
(basis points)	Interest Income (in thousands)	Interest Income	Policy Limit
+100	$1,986	3.74%	(5.00)%
-100	$(477)	(0.90)%	(5.00)%

+200	$3,846	7.24%	(15.00)%
-200	$(1,416)	(2.67)%	(15.00)%

+300	$5,563	10.48%	(25.00)%

+400	$7,407	13.95%	(35.00)%

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Interim Treasurer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Interim Treasurer concluded that, as of September 30, 2016, the Corporation’s disclosure controls and procedures were effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in the Corporation’s internal control over financial reporting that occurred during the nine months ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

The Corporation has a Share Repurchase Program (Program), which was authorized in 1995, and has been periodically amended, to permit the purchase of up to a maximum of 4.9 percent of the outstanding shares of the Corporation’s common stock at a price per share no greater than 200 percent of the latest quarterly published book value. For the nine month period ended September 30, 2016 and the year ended December 31, 2015, the Corporation had not acquired any of its common stock under the Program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

This Item 4 is not applicable to the Corporation.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit

Number	Description of Exhibit

3.1	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for June 30, 2016 filed with the Commission on August 8, 2016)

3.2	Amended By-laws (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 12, 2016)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of Codorus Valley Bancorp, Inc. for the quarter ended September 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholder’s Equity, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Codorus Valley Bancorp, Inc.
(Registrant)

November 3, 2016	/s/ Larry J. Miller
Date	Larry J. Miller
Chairman, President
and Chief Executive Officer
(Principal Executive Officer)

November 3, 2016	/s/ Diane E. Baker
Date	Diane E. Baker, CPA
Interim Treasurer
(Principal Financial and Accounting Officer)

- 68 -