Form 10-K
period 2016-12-31
CODORUS VALLEY BANCORP INC
filed 2017-03-15
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☒  No

The aggregate market value of Codorus Valley Bancorp, Inc.’s voting stock held by non-affiliates was approximately $155,106,213 as of June 30, 2016.

As of March 1, 2017, Codorus Valley Bancorp, Inc. had 8,431,256 shares of common stock outstanding, par value $2.50 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2017.

Codorus Valley Bancorp, Inc.

Form 10-K Index

PART I

Item 1: Business

Codorus Valley Bancorp, Inc. (“Codorus Valley” or the “Corporation”) is a Pennsylvania business corporation, incorporated on October 7, 1986. On March 2, 1987, Codorus Valley became a bank holding company under the Bank Holding Company Act of 1956, as amended. PeoplesBank, A Codorus Valley Company (“PeoplesBank”) is its wholly owned bank subsidiary. The Corporation’s business consists primarily of managing PeoplesBank, and its principal source of income is dividends received from PeoplesBank. The Corporation also wholly-owns two non-bank subsidiaries, SYC Realty Co., Inc., a subsidiary for holding certain foreclosed assets pending liquidation, and CVLY Subsidiary Corp., which may be used, as needed, for the financial and legal management of acquisition transactions. On December 31, 2016, Codorus Valley had total consolidated assets of $1.61 billion, total deposits and other liabilities of $1.46 billion, and total shareholders’ equity of $154,957,000.

Bank Subsidiary

PeoplesBank, organized in 1934, is a Pennsylvania chartered bank that offers a full range of business and consumer banking services. As of December 31, 2016, PeoplesBank operated twenty-six full service financial centers located in York, Cumberland and Lancaster Counties in Pennsylvania, and in Baltimore, Harford and Carroll Counties, and Baltimore City, in Maryland. PeoplesBank, with origins dating back to 1864, is focused on acquiring and nurturing financial relationships with small and mid-sized businesses. It also provides personal banking, mortgage banking, wealth management and real estate settlement services. The Federal Deposit Insurance Corporation insures the deposits of PeoplesBank to the maximum extent provided by law. On December 31, 2016, PeoplesBank had total gross loans of $1.27 billion, excluding loans held for sale, and total deposits of $1.26 billion. PeoplesBank had the second largest share of deposits in York County, Pennsylvania, with deposits totaling 14.1 percent of the market as of June 30, 2016, the latest available measurement date.

PeoplesBank is not dependent on deposits of, or exposed to a loan concentration to, a single client, or a small group of clients. Therefore, the loss of a single client, or a small client group, would not have a material adverse effect on the financial condition of PeoplesBank. At December 31, 2016, the largest indebtedness of a single PeoplesBank client was approximately $21,390,000 or 1.7 percent of the total loan portfolio, which was within PeoplesBank’s 2016 regulatory lending limit of $26,224,000.

Most of the Corporation’s business is with clients in York County, Pennsylvania and northern Maryland. Although this market area may pose a concentration risk geographically, we believe that the diverse local economy and our detailed knowledge of the client base lessens this risk. At December 31, 2016, the Corporation had three industry concentrations that exceeded 10 percent of the total loan portfolio: commercial real estate investor represented 19.2 percent of the portfolio; residential real estate investor represented 14.4 percent of the portfolio; and builder and developer represented 11.7 percent of the portfolio. At December 31, 2015, the Corporation had three industry concentrations that exceeded 10 percent of the total loan portfolio: commercial real estate investor represented 17.1 percent of the portfolio; residential real estate investor represented 14.3 percent of the portfolio; and builder and developer represented 11.9 percent of the portfolio. Loans to borrowers within these industries are usually collateralized by real estate.

Nonbank Subsidiaries of PeoplesBank

PeoplesBank had six wholly-owned nonbank subsidiaries as of December 31, 2016, that were consolidated for financial reporting purposes.

Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, a subsidiary that sells non-deposit investment products in Pennsylvania, began operations in January 2000, and previously operated as SYC Insurance Services, Inc. until the change to the current name in December 2005.

Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, a subsidiary that sells non-deposit investment products in Maryland, was acquired through the merger with Madison Federal Savings Bank (which was completed on January 16, 2015), and previously operated as Madison Financial Services Corp until the change to the current name in December 2016.

SYC Settlement Services, Inc. is a subsidiary that has provided real estate settlement services since January 1999.

Periodically, PeoplesBank creates nonbank subsidiaries for the purpose of temporarily holding certain foreclosed assets pending liquidation. On December 31, 2016, two of three of these foreclosed asset subsidiaries were active.

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

In 1991, SYC Realty Co., Inc. was incorporated as a wholly owned subsidiary of Codorus Valley, and originally commenced operations in October 1995. Codorus Valley created this nonbank subsidiary primarily for the purpose of holding certain foreclosed properties obtained by PeoplesBank pending liquidation of those properties. SYC Realty was inactive during the entire reporting period of 2016.

In 2015, CVLY Subsidiary Corp., a wholly owned subsidiary of Codorus Valley and known formerly as Madison Bancorp, Inc., was the surviving merged entity resulting from the acquisition of Madison Bancorp, Inc. (which was completed on January 16, 2015). This entity was inactive during the entire reporting period of 2016 but may be used, as needed, for acquisition or other legal activities.

Employees

At year-end 2016, PeoplesBank employed 269 full-time employees and 35 part-time employees, which equated to approximately 306 full-time equivalent employees. Employees are not covered by a collective bargaining agreement, and PeoplesBank considers its relations with employees to be satisfactory.

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

State and federal banking laws and regulations govern such things as: the scope of a bank’s business; permissible investments; the reserves against deposits a bank must maintain; the types and terms of loans a bank may make and the collateral it may take; the activities of a bank with respect to mergers and consolidations; the establishment of branches; and the sale of non-deposit investment products by the bank and its subsidiaries.

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

On April 26, 2016, the FDIC adopted a rule amending small institution pricing for deposit insurance, which is effective the quarter after the Reserve Ratio reaches 1.15 percent. The reserve ratio reached 1.15 percent effective June 30, 2016, so the lower rates became effective July 1, 2016. The initial base assessment rates for all insured institutions were reduced from 5 to 35 basis points to 3 to 30 basis points. Total base assessment rates after possible adjustments were reduced from 2.5 to 45 basis points to 1.5 to 40 basis points. For insured institutions under $10 billion in total assets, the new pricing system eliminates all risk categories and uses the Financial Ratios Method to determine assessment rates. CAMELS composite ratings are used to set minimum and maximum assessment rates for an institution. In addition, the new pricing system revises the Financial Ratios Method so that it is based on a statistical method eliminating the probability of failure over three years; and updates the financial measures used in the financial Ratios Method so the measures are consistent with the statistical method. Generally, the change in the assessment methodology by the FDIC lowered deposit insurance premiums for community banks like PeoplesBank.

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

Among other things, the Dodd-Frank Act:

●	Provides extensive authorities to the federal bank regulatory agencies and, in particular, the Federal Reserve, to take proactive steps to reduce or eliminate threats to the safety of the financial system, impose strict controls on large bank holding companies ($50 billion or more) and nonbank financial companies to limit their risk, and take direct control of troubled financial companies considered systemically significant;

●	Increases bank supervision by restructuring the supervision of holding companies and depository institutions; establishes the equivalent of a prompt corrective action program for large bank holding companies; requires that capital requirements for holding companies be at least as strict as capital requirements for depository institutions; disallows new issuances of trust preferred securities from qualifying for Tier 1 capital treatment; directs federal bank regulators to develop specific capital requirements for holding companies and depository institutions that address activities that pose risk to the financial system, such as significant activities in higher risk areas, or concentrations in assets whose reported values are based on models;

●	Established the Consumer Financial Protection Bureau as an independent entity within the Federal Reserve System that has assumed responsibility for supervision and enforcement of most consumer protection laws, and has authority to supervise, examine and take enforcement action with respect to depository institutions with more than $10 billion in assets and nonbank mortgage industry participants and other designated nonbank providers of consumer financial services;

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

The risks and uncertainties described below are not the only ones facing the Corporation. Additional risks and uncertainties that we are not aware of or focused on, or that we currently deem immaterial, may also impact our business and results of operations. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the market price of our common stock could decline significantly, and you could lose all or part of your investment.

Risks Related to Our Business and Industry

Weakness in the economy may materially adversely affect our business and results of operations.

Our results of operations are materially affected by conditions in the economy generally, which continue to be uncertain and include sluggish economic growth, accompanied by historically low interest rates. Dramatic declines in the housing market following the 2008 financial crisis, with falling home prices and increasing foreclosures and unemployment, resulted in significant write-downs of asset values by financial institutions. While conditions have improved, a return to a recessionary economy could result in financial stress on our borrowers that would adversely affect consumer confidence, a reduction in general business activity and increased market volatility. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets could adversely affect our business, financial condition, results of operations and stock price. Our ability to properly assess the creditworthiness of our clients and to estimate the losses inherent in our credit exposure would be made more complex by these difficult market and economic conditions. Accordingly, if market conditions worsen, we may experience increases in foreclosures, delinquencies, write-offs and client bankruptcies, as well as more restricted access to funds.

Deterioration in our local and regional economy or real estate market may adversely affect our business.

Substantially all of our business is with clients located within York County, Cumberland County, and Lancaster County, Pennsylvania and Harford County, Baltimore County, Baltimore City and Carroll County, Maryland. As a result of this geographic concentration, our results depend largely on economic conditions in these and surrounding areas. Deterioration in economic conditions in these markets could:

●	increase loan delinquencies;
●	increase problem assets and foreclosures;
●	increase claims and lawsuits;
●	decrease the demand for our products and services; and
●	decrease the value of collateral for loans, especially real estate, in turn reducing clients’ borrowing power, the value of assets associated with nonperforming loans and collateral coverage.

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

There are certain risks inherent in making loans. These risks include interest rate changes over the time period in which loans may be repaid, risks resulting from changes in the economy, risks inherent in dealing with borrowers and, in the case of a loan backed by collateral, risks resulting from uncertainties about the future value of the collateral if a disposition is necessary.

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

Because our loan portfolio contains a significant number of commercial real estate, commercial and industrial loans, and construction loans, the deterioration of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could cause an increase in loan related legal fees and expenses, loan charge-offs and a corresponding increase in the provision for loan losses, which could adversely impact our financial condition and results of operations.

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

The banking industry is heavily regulated, and such regulations are intended primarily for the protection of depositors and the federal deposit insurance fund, not shareholders. As a bank holding company, we are subject to regulation by the Federal Reserve. Our bank subsidiary is also regulated by the Federal Deposit Insurance Corporation, or FDIC, and is subject to regulation by the Pennsylvania Department of Banking and Securities and recently, by regulations promulgated by the Consumer Financial Protection Bureau (CFPB) as to consumer financial services and products. These regulations affect lending practices, capital structure, investment practices, dividend policy, and growth. In addition, we have non-bank operating subsidiaries from which we derive income. One of these non-bank subsidiaries, Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, engages in providing investment management and insurance brokerage services, industries that are also heavily regulated on both a state and federal level. In addition, newly enacted and amended laws, regulations, and regulatory practices affecting the financial service industry may result in higher capital requirements, higher insurance premiums and limit the manner in which we may conduct our business. Such changes may adversely affect us, including our ability to offer new products and services, obtain financing, attract deposits, make loans and leases and achieve satisfactory spreads, and may also result in the imposition of additional costs on us. As a public corporation, we are also subject to the corporate governance standards set forth in the Sarbanes-Oxley Act of 2002, as well as any applicable rules or regulations promulgated by the SEC and The NASDAQ Stock Market, LLC.

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

We use various technology systems to manage our client relationships, general ledger, securities investments, deposits, and loans. We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches (including privacy breaches and cyber-attacks), but such events may still occur or may not be adequately addressed if they do occur. In addition, any compromise of our systems could deter clients from using our products and services. Although we take protective measures, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have an impact on information security.

In addition, we outsource a significant amount of our data processing to certain third-party providers. If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our clients or otherwise conduct our business efficiently and effectively. Replacing these third party vendors could also entail significant delay and expense. Threats to information security also exist in the processing of client information through various other vendors and their personnel.

There have been increasing efforts on the part of third parties, including through cyber-attacks, to breach data security at financial institutions or with respect to financial transactions. There have been several recent instances involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data. In addition, because the techniques used to cause such security breaches change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. The ability of our clients to bank remotely, including online and through mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches.

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of clients and business thereby subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

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

Our success is dependent upon our ability to attract and retain highly skilled individuals. We face intense competition from various other financial institutions, as well as from non-bank providers of financial services, such as credit unions, brokerage firms, insurance agencies, consumer finance companies and government organizations, for the attraction and retention of key personnel, specifically those who generate and maintain our client relationships and serve in other key operation positions in the areas of finance, credit oversight and administration, and wealth management. These competitors may offer greater compensation and benefits, which could result in the loss of potential and/or existing substantial client relationships and may adversely affect our ability to compete effectively. The unexpected loss of services of one or more of these or other key personnel could have a material adverse impact on our business because of their skills, knowledge of the markets in which we operate, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Damage to our reputation could significantly harm our business, including our competitive position and business prospects.

We are dependent on our reputation within our market area, as a trusted and responsible financial corporation, for all aspects of our relationships with clients, employees, vendors, third-party service providers, and others, with whom we conduct business or potential future business. Our ability to attract and retain clients and employees could be adversely affected if our reputation is damaged. Our actual or perceived failure to address various issues could give rise to reputational risk that could cause harm to us and our business prospects. These issues also include, but are not limited to, legal and regulatory requirements; properly maintaining client and employee personal information; record keeping; money-laundering; sales and trading practices; ethical issues; appropriately addressing potential conflicts of interest; and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions and legal risks, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and incur related costs and expenses.

We continually encounter technological change, and we may have fewer resources than our competitors to continue to invest in technological improvements, which could reduce our ability to effectively compete.

Our future success depends, in part, on our ability to effectively embrace technological efficiencies to better serve clients and reduce costs. Many of our competitors have substantially greater resources to invest in technological improvements. There can be no assurance that we will be able to effectively implement new technology-driven products and services, which could reduce our ability to effectively compete. Failure to keep pace with technological change could potentially have an adverse effect on our business operations and financial condition.

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

The financial impact and difficulties in integrating future acquisitions could adversely affect our business.

The efficient and effective integration of any businesses we acquire into our organization is critical to the financial success of an acquisition transaction. Any future acquisitions involve numerous risks, including difficulties in integrating the culture, operations, technologies and personnel of the acquired companies, the diversion of management’s attention from other business concerns and the potential loss of clients. Failure to successfully integrate the operations of any future acquisitions could also harm our business, results of operations and cash flows.

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

Stock price volatility may make it difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. These factors include, among others:

●	actual or anticipated variations in quarterly results of operations or quality of our assets;
●	recommendations by securities analysts;
●	operating and stock price performance of other companies that investors deem comparable to us;
●	any failure to pay dividends on our common stock or a reduction in cash dividends;
●	continued levels of loan quality and volume origination;
●	the adequacy of loan loss reserves;
●	the willingness of clients to substitute competitors’ products and services for our products and services and vice versa, based on price, quality, relationship or otherwise;
●	interest rate, market and monetary fluctuations;
●	declines in the fair value of our available-for-sale securities that are deemed to be other-than-temporarily impaired;
●	the timely development of competitive new products and services by us and the acceptance of such products and services by clients;
●	changes in consumer spending and saving habits relative to the financial services we provide;
●	relationships with major clients;
●	our ability to continue to grow our business internally and through acquisition and successful integration of new or acquired entities while controlling costs;
●	news reports relating to trends, concerns and other issues in the financial services industry, including the failures of other financial institutions in the current economic downturn;
●	perceptions in the marketplace regarding us and/or our competitors;
●	rapidly changing technology, or new technology used, or services offered, by competitors;
●	deposit flows;
●	changes in accounting principles, policies and guidelines;
●	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;
●	failure to integrate acquisitions or realize anticipated benefits from acquisitions;
●	changes in and compliance with laws and government regulations of federal, state and local agencies;
●	geopolitical conditions such as acts or threats of terrorism or military conflicts;
●	failure to retain or attract key personnel;
●	operating results that vary from the expectations of management, analysts and investors;
●	future sales of our equity or equity-related securities;
●	the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally; and
●	the relatively low trading volume of our common stock.

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

We are currently authorized to issue up to 15,000,000 shares of common stock of which 8,426,873 shares were outstanding as of December 31, 2016, and up to 1,000,000 shares of preferred stock, none of which were outstanding as of December 31, 2016. Our board of directors has authority, without action or vote of the shareholders of common stock, to issue all or part of the authorized but unissued shares. Authorized but unissued shares of our common stock or preferred stock could be issued on terms or in circumstances that could dilute the interests of other shareholders.

Regulatory and contractual restrictions may limit or prevent us from paying dividends or repurchasing, or we may choose not to pay dividends on or repurchase, our common stock.

The Company is an entity separate and distinct from its principal subsidiary, PeoplesBank, and we derive substantially all of our revenue in the form of dividends from that subsidiary. Accordingly, we are and will be dependent upon dividends from PeoplesBank to pay the principal of and interest on our indebtedness, to satisfy our other cash needs and to pay dividends on our common and preferred stock. The Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event PeoplesBank is unable to pay dividends to us, we may not be able to pay dividends on our common or preferred stock. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors, including those of its depositors.

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

As of December 31, 2016, we had outstanding approximately $10,000,000 aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by certain of our subsidiaries that are statutory business trusts. We have also guaranteed those trust preferred securities. There are currently two separate series of these junior subordinated debt securities outstanding, each series having been issued under a separate indenture and with a separate guarantee. Each of these indentures, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock at any time when (i) there shall have occurred and be continuing an event of default under the indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under the indenture; or (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have deferred payment of interest on the junior subordinated debt securities outstanding under that indenture. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities of each series from time to time for up to five years.

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

Our articles of incorporation and bylaws contain certain provisions that may have the effect of deterring or discouraging an attempt to take control of the Company. Among other things, these provisions:

●	empower our board of directors, without shareholder approval, to issue shares of our preferred stock the terms of which, including voting power, are set by our board;
●	divide our board of directors into three classes serving staggered three year terms;
●	authorize our board of directors to oppose a tender or other offer for the Company’s securities if the board determines that such an offer should be rejected;
●	require the affirmative vote of holders of at least 75 percent of the outstanding shares of our common stock to approve merger, consolidation, liquidation or dissolution of the Company, or any sale or other disposition of all or substantially all of the assets of the Company, excepting transactions described above that are approved by at least 80 percent of the members of the Board of Directors, where such transactions shall only require shareholder approval by a majority of the votes cast at the shareholders meeting;
●	eliminate cumulative voting in the election of directors; and
●	require advance notice of nominations for the election of directors and the presentation of shareholder proposals at meetings of shareholders.

Item 1B:  Unresolved Staff Comments

Not applicable.

Item 2:  Properties

Codorus Valley owns the Codorus Valley Corporate Center (“Corporate Center”), located at 105 Leader Heights Road, York, PA 17403, subject to a first lien held by ACNB Bank and a second lien held by its wholly owned subsidiary, PeoplesBank. The first lien held by ACNB Bank supports a $3,000,000 line of credit. No draws have been made on the line and on December 31, 2016, the balance was zero. The second lien held by PeoplesBank totaled $549,000 on December 31, 2016. This facility serves as the corporate headquarters and is approximately 40,000 square feet, a portion of which is leased to third-parties. The Corporate Center is adjacent to PeoplesBank’s Data Operations Center and the Leader Heights financial center and is approximately one half mile from PeoplesBank’s Administrative Services Center.

PeoplesBank owns and leases properties in York, Cumberland and Lancaster Counties, Pennsylvania and Baltimore, Carroll and Harford Counties and Baltimore City in Maryland as shown below.

	Owned	Leased	Total
Pennsylvania
Financial Centers	11	8	19
Administrative Services Center	1	-	1
Other Property(1)	1	1	2

Maryland
Financial Centers	3	4	7
Other Property(2)	-	1	1

(1) The other property located in Pennsylvania consists of a limited services facility located in Lancaster County and a maintenance facility for storage of maintenance equipment and other PeoplesBank items.

(2) The other property located in Maryland consists of a facility formerly used as an administrative office for Madison Federal Savings Bank, acquired as a result of the merger completed on January 16, 2015.

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

PART II

Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Codorus Valley Bancorp, Inc. common stock is listed on the NASDAQ Global Market under the symbol CVLY. Codorus Valley had approximately 2,232 holders of record as of March 1, 2017. The closing price per share of Codorus Valley’s common stock on March 1, 2017, was $26.41. The following table sets forth high and low sales prices and dividends paid per common share for Codorus Valley as reported by NASDAQ during the periods indicated. All amounts reflect the impact of the common stock dividends distributed by the Corporation.

	2016			2015
			Dividends			Dividends
Quarter	High	Low	Per Share	High	Low	Per Share
First	$20.00	$18.72	$0.124	$19.05	$16.96	$0.113
Second	20.79	18.82	$0.124	19.79	17.43	$0.113
Third	20.86	19.00	$0.124	19.95	17.84	$0.118
Fourth	29.34	19.99	$0.124	20.10	18.37	$0.118

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

On February 18, 2016, Codorus Valley redeemed the remaining $12,000,000 of Series B preferred stock issued to the Treasury as reported on a Form 8-K filed February 19, 2016. Additional information about Series B preferred stock is disclosed in Note 10—Shareholders’ Equity in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

The annualized dividend rate on the Series B preferred stock issued by Codorus Valley to the Treasury under the SBLF Program was 1 percent for the years ended December 31, 2015, 2014 and through the redemption date of February 18, 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about options outstanding and securities available for future issuance under the Corporation’s 2000 Stock Incentive Plan, 2001 Employee Stock Bonus Plan, 2007 Long Term Incentive Plan and 2007 Employee Stock Purchase Plan, as adjusted for stock dividends distributed.

	Equity Compensation Plan Information
			Number of securities
	Number of securities		remaining available for future
	to be issued upon	Weighted-average	issuance under equity
	exercise of outstanding	exercise price of	compensation plans
	options, warrants, and	outstanding options,	(excluding securities
Plan Category	rights	warrants and rights	reflected in the first column)
Equity compensation plans approved by security holders	217,369	$14.52	255,626	(1)
Equity compensation plans not approved by security holders	0	0	18,241	(2)
Total	217,369	$14.52	273,867

(1)	Includes 172,790 shares available for issuance under the 2007 Employee Stock Purchase Plan.
(2)	Shares available for issuance under the 2001 Employee Stock Bonus Plan that provides for shares of common stock to employees as performance-based compensation. For a description of this plan, see Note 12 - Stock-Based Compensation, to the consolidated financial statements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Corporation has a Share Repurchase Program (Program), which was authorized in 1995, and has been periodically amended, to permit the purchase of up to a maximum of 4.9 percent of the outstanding shares of the Corporation’s common stock at a price per share no greater than 200 percent of the latest quarterly published book value. The U.S. Treasury’s Small Business Lending Fund (SBLF) program imposed limits on the ability of the Corporation to repurchase shares of common stock if it failed to declare and pay quarterly dividends on the SBLF preferred stock. On February 18, 2016, Codorus Valley redeemed the remaining $12,000,000 of Series B preferred stock issued to the Treasury as reported on a Form 8-K filed February 19, 2016; therefore, the limits previously imposed by the SBLF program are no longer applicable.

For the years ended December 31, 2016 and 2015, the Corporation did not acquire any of its common stock under the current repurchase program.

Performance Graph

The following five-year performance graph compares the cumulative total shareholders return (including reinvestment of dividends) on Codorus Valley Bancorp, Inc.’s common stock to the S&P 500 Index and the ABA Community Bank NASDAQ Index. The stock performance graph assumes that $100 was invested on December 31, 2011, and the cumulative return is measured as of each subsequent fiscal year end.

Total Return Performance

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Codorus Valley Bancorp, Inc.	$100.00	$196.01	$274.18	$296.68	$329.95	$499.25
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18
ABA Community Bank Index(1)	100.00	115.33	160.59	165.10	177.40	241.24

(1)	The ABA Community Bank Index is a market capitalization-weighted index, including banks and thrifts or their holding companies listed on The NASDAQ Stock Market as selected by the American Bankers Association (ABA).

Item 6: Selected financial data

Codorus Valley Bancorp, Inc.

	2016	2015	2014	2013	2012
Summary of operations (in thousands)
Interest income	$62,230	$56,002	$50,400	$46,972	$46,512
Interest expense	8,649	8,174	8,040	8,619	10,527
Net interest income	53,581	47,828	42,360	38,353	35,985
Provision for loan losses	3,000	3,500	1,600	1,470	1,750
Noninterest income	10,030	9,047	8,153	7,754	8,190
Noninterest expense	41,623	37,427	32,476	30,154	29,928
Income before income taxes	18,988	15,948	16,437	14,483	12,497
Provision for income taxes	5,886	4,813	4,668	3,917	3,103
Net income	13,102	11,135	11,769	10,566	9,394
Preferred stock dividends	16	120	174	250	384
Net income available to common shareholders	$13,086	$11,015	$11,595	$10,316	$9,010

Per common share
(adjusted for stock dividends)
Net income, basic	$1.56	$1.68	$1.88	$1.88	$1.67
Net income, diluted	$1.55	$1.67	$1.84	$1.84	$1.65
Cash dividends paid	$0.496	$0.462	$0.424	$0.378	$0.314
Stock dividends distributed	5%	5%	5%	5%	5%
Book value	$18.39	$17.61	$16.55	$14.88	$14.01
Tangible book value (1)	$18.11	$17.33	$16.55	$14.88	$14.01
Cash dividend payout ratio	32.0%	27.2%	22.5%	20.1%	18.8%
Weighted average shares outstanding	8,374,680	6,555,258	6,187,016	5,492,422	5,398,670
Weighted average diluted shares outstanding	8,446,361	6,625,865	6,295,404	5,602,141	5,472,396

Profitability ratios
Return on average shareholders’ equity (ROE)	8.47%	8.94%	10.22%	10.08%	9.55%
Return on average assets (ROA)	0.88%	0.82%	0.98%	0.96%	0.90%
Net interest margin	3.89%	3.79%	3.84%	3.83%	3.81%
Efficiency ratio	64.09%	64.60%	62.83%	63.01%	65.65%
Net overhead ratio	2.15%	2.12%	2.08%	2.05%	2.13%

Capital ratios
Common equity tier 1 ratio	11.88%	12.56%	n/a	n/a	n/a
Tier 1 risk-based capital	12.66%	14.49%	13.24%	12.79%	13.59%
Total risk-based capital	13.81%	15.60%	14.42%	13.89%	14.79%
Average shareholders’ equity to average assets	10.44%	9.15%	9.62%	9.57%	9.45%

Summary of financial condition at year-end (in thousands)
Investment securities	$201,665	$218,498	$216,973	$233,483	$236,925
Loans	1,272,319	1,123,775	920,554	859,898	740,225
Assets	1,611,587	1,456,334	1,213,846	1,150,641	1,059,737
Deposits	1,264,177	1,094,149	954,973	925,303	901,307
Borrowings	181,947	194,820	132,590	110,856	50,171
Equity	154,957	159,141	118,440	107,649	101,331

Other data
Full service financial centers	26	24	21	20	18
Number of employees (full-time equivalents)	306	282	238	229	219
Wealth Management assets, market value (in thousands)	$562,865	$514,728	$307,000	$261,044	$329,626

(1)	Book value less goodwill and core deposit intangibles

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for Codorus Valley Bancorp, Inc. (“Codorus Valley” or the “Corporation”), a bank holding company, and its wholly owned subsidiary, PeoplesBank, A Codorus Valley Company (“PeoplesBank”), are provided below. Codorus Valley’s consolidated financial condition and results of operations consist almost entirely of PeoplesBank’s financial condition and results of operations. Current performance does not guarantee and may not be indicative of similar performance in the future.

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

Management discussed the development and selection of critical accounting estimates and related Management Discussion and Analysis disclosures with the Audit Committee. There were no material changes made to the critical accounting estimates during the periods presented within this report. Additional information is contained in Management’s Discussion and Analysis regarding critical accounting estimates, including the provision and allowance for loan losses located on pages 37 and 55 of this report.

FINANCIAL HIGHLIGHTS

Executive Summary

The Corporation’s net income available to common shareholders (earnings) was $13,086,000 for the full year 2016, compared to $11,015,000 of earnings in 2015, an increase of $2,071,000 or 19 percent.

●	Net interest income for 2016 increased $5,753,000 or 12 percent when compared to 2015, primarily due to an increase in the volume of commercial loans.

●	Net interest margin (tax-equivalent basis) for 2016 was 3.89 percent, compared to 3.79 percent for 2015. The Corporation continues to have success in growing low cost core deposits, while maintaining reasonable yields on new loan growth in a highly competitive, low interest rate environment. The average yield on earning assets increased to 4.51 percent in 2016 as compared to 4.43 percent in 2015 and the cost of interest-bearing liabilities increased slightly to 0.76 percent in 2016, as compared to 0.75 percent in 2015.

●	The loan loss provision for 2016 decreased $500,000 compared to 2015, primary due to a reduction in net charge-offs in 2016 as compared to the prior year.

●	Noninterest income for 2016, excluding gains on sales of investment securities, increased $1,281,000 or 15 percent when compared to 2015, primarily due to increases in trust fees, income from mutual fund, annuity and insurance sales, service fees on deposits, income from bank owned life insurance, other income and gains on sales of loans held for sale. Gains on sales of investment securities for 2016 decreased $298,000 when compared to 2015.

●	Noninterest expense for 2016 increased $4,196,000 or 11 percent above 2015. Personnel, costs associated with other real estate owned, external data processing, debit card processing and marketing expenses accounted for the majority of the increase. The primary driver of the aforementioned increase in noninterest expense was the expansion of our business and consumer banking services in our Maryland and Pennsylvania markets.

●	The provision for income taxes for 2016 increased $1,073,000 above the income tax provision for 2015, primarily due to an increase in pre-tax net income and a slight decrease in the amount of tax-exempt income when compared to 2015.

●	Preferred stock dividends for 2016 compared to 2015 decreased $104,000. In February 2016, the Corporation redeemed the remaining $12,000,000 in outstanding shares of preferred stock issued under the U.S. Treasury’s Small Business Lending Fund Program (SBLF Program).

●	Earnings per share was $1.56 basic and $1.55 diluted for 2016 compared to $1.68 basic and $1.67 diluted for 2015. The decrease is primarily a result of the issuance of 1,746,850 of common shares in the $34,500,000 public offering completed in December 2015.

On December 31, 2016, total assets were approximately $1.61 billion, representing an 11 percent increase compared to December 31, 2015. The growth for 2016 occurred primarily in the commercial loan portfolio and was funded primarily by an increase in deposits.

The Corporation’s capital level remained sound as evidenced by capital ratios that exceed current regulatory requirements for well capitalized institutions. In December 2015, the Corporation raised approximately $32,500,000 in capital from the net proceeds of a public offering of common stock of 1,746,850 shares as previously reported on Form 8-Ks filed on December 15, 2015 and December 23, 2015.

The closing price for the Corporation’s common stock (NASDAQ: CVLY) was $28.60 per share on December 31, 2016, compared to $19.37 per share on December 31, 2015, as adjusted. Cash dividends paid on common shares for the year 2016 totaled $0.496 per share, as adjusted for stock dividends, representing an increase of $0.034 or 7 percent above the cash dividends of $0.462, as adjusted, paid in 2015. Also, the Corporation distributed a 5 percent common stock dividend on December 13, 2016. The Selected Financial Data schedule, located on page 29 of this report, provides a summary of operations and performance metrics for the past five years in a comparative format.

Year Ended December 31, 2016 vs. Year Ended December 31, 2015

The full year 2016 net income available to common shareholders of $13,086,000 represents an increase of $2,071,000 compared to the full year 2015 earnings of $11,015,000. Earnings per share was $1.56 basic and $1.55 diluted for 2016 compared to $1.68 basic and $1.67 diluted for 2015. The decrease is primarily a result of the issuance of 1,746,850 of common shares in the $34,500,000 public offering completed in December 2015. The Corporation used the funds from the public offering to redeem the remaining $12,000,000 of shares of Series B preferred stock issued under the U.S. Treasury’s Small Business Lending Fund Program, as reported on a Form 8-K filed on February 19, 2016. In addition, approximately $19,800,000 of the net proceeds were invested in the Corporation’s Bank subsidiary PeoplesBank and the remaining proceeds were used for general corporate purposes.

Net interest income, which totaled $53,581,000 for the year ended December 31, 2016, represented an increase of $5,753,000 or 12 percent above net interest income of $47,828,000 for 2015. The growth in net interest income reflects the increased volume of interest-earning assets, primarily commercial loans; however, the additional interest income from this new loan volume was partially offset by increased costs associated with the growth in core deposits and higher long-term borrowing costs.

The loan loss provision for 2016 totaled $3,000,000 as compared to the loan loss provision of $3,500,000 for 2015, a decrease of $500,000. The decrease in the provision was primarily a result of a reduction in net charge-offs of $1,246,000 in 2016 compared to 2015. The allowance for loan losses as a percentage of total period-end loans was 1.18 percent and 1.13 percent as of December 31, 2016 and 2015, respectively. The increased allowance for loan losses reflected both the overall commercial loan growth for 2016, and the Corporation’s analysis of the adequacy of the allowance based upon the size, composition, and risks to the loan portfolio, the level of specific reserves, and realized net charge-offs.

Noninterest income, excluding gains on sales of investment securities, for the year ended December 31, 2016, totaled $9,836,000 representing an increase of $1,281,000 or 15 percent compared to noninterest income of $8,555,000 for 2015. Specific noninterest income increases included trust fees, income from mutual fund, annuity and insurance sales, service fees on deposits, income from bank owned life insurance and gains on sales of loans held for sale. Gains on sales of investment securities for 2016 decreased $298,000 when compared to 2015.

Noninterest expense for the year ended December 31, 2016, totaled $41,623,000 representing an increase of $4,196,000 or 11 percent compared to $37,427,000 for 2015. Higher costs associated with: personnel, other real estate owned, external data processing, debit card processing and marketing expenses, accounted for the majority of the increase. The primary driver of the aforementioned increase in noninterest expense was the expansion of our business and consumer banking services in our Maryland and Pennsylvania markets.

The provision for income taxes for 2016 totaled $5,886,000 which was $1,073,000 or 22 percent above the provision for income taxes for 2015 of $4,813,000. The increase was due to higher pre-tax net income and a slight decrease in the amount of tax-exempt income.

Preferred stock dividends for 2016 were $16,000, a decrease of $104,000, compared to $120,000 in 2015. The preferred stock dividend rate for both years was 1 percent. On February 18, 2016, as reported on a Form 8-K filed on February 19, 2016, the Corporation redeemed the remaining $12,000,000 in outstanding shares of Series B preferred stock issued under the U.S. Treasury’s Small Business Lending Fund Program, resulting in the reduction in dividends expense for the year.

On December 31, 2016, total assets were $1.61 billion, representing an 11 percent increase compared to total assets of $1.46 billion as of December 31, 2015. Asset growth for 2016 occurred primarily in the commercial loan portfolio and was funded primarily by an increase in deposits.

The growth in core deposits included a $37,694,000 increase in the average balance of noninterest bearing deposits for 2016 as compared to 2015. Growing core deposits remains a particular focus of the Corporation because the rates paid for such deposits are low, transactional activity on these deposits are a source of fee income, and a core deposit relationship provides the opportunity to cross-sell other financial products and services. The Corporation excludes time deposits in its definition of core deposits.

Cash dividends paid on common shares for the year 2016 totaled $0.496 per share, as adjusted for stock dividends, representing an increase of $0.034 or 7 percent above the cash dividends of $0.462, as adjusted, paid for the year 2015.

The Corporation distributed a 5 percent common stock dividend on December 13, 2016, the same common stock dividend percentage that was distributed in December 2015.

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

Year Ended December 31, 2015 vs. Year Ended December 31, 2014

The full year 2015 net income available to common shareholders of $11,015,000 represents a decrease of $580,000 compared to the full year 2014 earnings of $11,595,000. Earnings per share was $1.68 basic and $1.67 diluted for 2015 compared to $1.88 basic and $1.84 diluted for 2014. The decrease is due to the reduction in the net income available to common shareholders, and to a lesser extent, the dilutive impact of the Corporation’s issuance of 650,000 common shares in the private placement completed in the first quarter of 2014. The Corporation used the funds from the private placement to redeem $13,000,000 of the $25,000,000 in outstanding shares of Series B preferred stock issued under the U.S. Treasury’s Small Business Lending Fund Program.

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

Cash dividends paid on common shares for the year 2015 totaled $0.462 per share, as adjusted for stock dividends, representing an increase of $0.038 or 9 percent above the cash dividends of $0.424, as adjusted, paid for the year 2014.

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

Net interest income for the year ended December 31, 2016, was $53,581,000, an increase of $5,753,000 or 12 percent above the full year 2015 net interest income. The increase was supported by a 9 percent increase in the average volume of interest-earning assets, primarily commercial loans. The additional interest income from the increased loan volume was partially offset by the costs associated with the growth in core deposits and higher long-term borrowing costs. The net interest margin, which reflects net interest income on a tax-equivalent basis as a percentage of average interest-earning assets, was 3.89 percent for 2016, compared to 3.79 percent for 2015.

Interest income for the full year 2016 totaled $62,230,000, an increase of $6,228,000 or 11 percent above 2015. The increase in total interest income was driven by a growth in the average volume of loans which was partially offset by a decrease in the average volume and yield on investment securities. Interest earning assets averaged $1.40 billion and yielded 4.51 percent (tax equivalent basis) for 2016, compared to $1.29 billion and a tax-equivalent yield of 4.43 percent, respectively, for 2015.

Interest expense for the full year 2016 totaled $8,649,000, an increase of $475,000 or 6 percent above 2015. The increase in total interest expense was primarily driven by an increase in volume and rate in core deposits (the Corporation defines core deposits as demand, savings, and money market deposits) and an increase in the rate paid on long-term borrowings. Interest expense on deposits increased $372,000 or 6 percent for 2016 compared to 2015 and was primarily attributed to the increase in interest bearing core deposits. The average volume of interest bearing core deposits was $581,565,000 for the full year 2016, a $70,630,000 or 14 percent increase above the average volume for 2015. Interest expense on long-term debt increased $136,000 or 8 percent for 2016. The average rate paid on long-term borrowings in 2016 was 1.65 percent an increase from the average rate paid of 1.55 percent in 2015. Long-term debt is comprised of advances from the Federal Home Loan Bank of Pittsburgh, with intermediate term bullet maturities that supplement deposit funding and provide a partial funding hedge against rising market interest rates.

Tables 1 and 2, following, are presented on a tax-equivalent basis to make it easier to compare taxable and tax-exempt assets. Interest on tax-exempt assets (which include securities issued by, or loans made to, state and local governments) is adjusted based upon a 34 percent federal income tax rate.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	2016			2015			2014
	Average		Yield/	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$27,415	$142	0.52%	$39,671	$103	0.26%	$25,336	$63	0.25%
Investment securities:
Taxable	129,353	2,759	2.13	146,356	3,337	2.28	150,232	3,611	2.40
Tax-exempt	70,497	2,355	3.34	66,936	2,482	3.71	74,579	2,913	3.91
Total investment securities	199,850	5,114	2.56	213,292	5,819	2.73	224,811	6,524	2.90

Loans:
Taxable (1)	1,157,918	57,216	4.94	1,016,751	50,249	4.94	867,122	44,151	5.09
Tax-exempt	18,869	794	4.21	21,072	969	4.60	18,754	926	4.94
Total loans	1,176,787	58,010	4.93	1,037,823	51,218	4.94	885,876	45,077	5.09
Total earning assets	1,404,052	63,266	4.51	1,290,786	57,140	4.43	1,136,023	51,664	4.55
Other assets (2)	77,794			70,201			60,721
Total assets	$1,481,846			$1,360,987			$1,196,744
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$505,903	$1,935	0.38%	$441,948	$1,517	0.34%	$390,417	$1,352	0.35%
Savings	75,662	75	0.10	68,987	69	0.10	41,485	71	0.17
Time	413,876	4,657	1.13	424,885	4,709	1.11	410,917	5,245	1.28
Total interest bearing deposits	995,441	6,667	0.67	935,820	6,295	0.67	842,819	6,668	0.79
Short-term borrowings	31,129	162	0.52	39,649	195	0.49	33,744	170	0.50
Long-term debt	110,201	1,820	1.65	108,361	1,684	1.55	81,164	1,202	1.48
Total interest bearing liabilities	1,136,771	8,649	0.76	1,083,830	8,174	0.75	957,727	8,040	0.84

Noninterest bearing deposits	181,534			143,840			115,982
Other liabilities	8,880			8,796			7,859
Shareholders’ equity	154,661			124,521			115,176

Total liabilities and shareholders’ equity	$1,481,846			$1,360,987			$1,196,744
Net interest income (tax equivalent basis)		$54,617			$48,966			$43,624
Net interest margin (3)			3.89%			3.79%			3.84%
Tax equivalent adjustment		(1,036)			(1,138)			(1,264)
Net interest income		$53,581			$47,828			$42,360

(1)	Average balance includes average nonaccrual loans of $2,692,000 in 2016, $7,145,000 in 2015, and $10,615,000 in 2014. Interest includes net loan fees of $3,370,000 in 2016, $2,067,000 in 2015, and $1,973,000 in 2014.
(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.
(3)	Net interest income (tax equivalent basis) annualized as a percent of average interest earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	2016 vs. 2015			2015 vs. 2014
	Increase (decrease) due			Increase (decrease) due
	to change in			to change in
(dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$(32)	$71	$39	$36	$4	$40
Investment securities:
Taxable	(414)	(164)	(578)	(98)	(176)	(274)
Tax-exempt	132	(259)	(127)	(298)	(133)	(431)
Loans:
Taxable	8,398	(1,431)	6,967	7,723	(1,625)	6,098
Tax-exempt	(102)	(73)	(175)	115	(72)	43
Total interest income	7,982	(1,856)	6,126	7,478	(2,002)	5,476
Interest Expense
Deposits:
Interest bearing demand	209	209	418	201	(36)	165
Savings	7	(1)	6	47	(49)	(2)
Time	(122)	70	(52)	178	(714)	(536)
Short-term borrowings	(47)	14	(33)	32	(7)	25
Long-term debt	28	108	136	385	97	482
Total interest expense	75	400	475	843	(709)	134
Net interest income	$7,907	$(2,256)	$5,651	$6,635	$(1,293)	$5,342

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

For the year 2016, the provision for loan losses was $3,000,000, which was $500,000 or 14 percent lower, compared to a provision of $3,500,000 in 2015. The decreased provision for loan losses was impacted by a reduction in net charge-offs in 2016 of $1,246,000. The provision for both periods supported adequate allowance for loan loss coverage, including the Corporation’s substantial growth in commercial loans, and the Corporation’s analysis of the adequacy of the allowance based upon the size, composition, and risks to the loan portfolio, the level of specific reserves, and realized net charge-offs.

Noninterest Income

The following table presents the components of total noninterest income for each of the past three years.

Table 3 - Noninterest income

(dollars in thousands)	2016	2015	2014
Trust and investment services fees	$2,541	$2,411	$2,223
Income from mutual fund, annuity and insurance sales	870	810	648
Service charges on deposit accounts	3,696	3,406	2,968
Income from bank owned life insurance	861	694	714
Other income	898	567	630
Net gain on sales of loans held for sale	970	667	452
Gain on sales of securities	194	492	518
Total noninterest income	$10,030	$9,047	$8,153

For the year 2016, the overall $983,000 or 11 percent increase in total noninterest income, compared to the year 2015, was primarily the result of increases in trust fees, income from mutual fund, annuity and insurance sales, service fees on deposit, income from bank owned life insurance, and gains on sales of loans held for sale. The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The upward trend in trust and investment services fee income over the three year period presented was due to growth in trust assets under management from both new accounts, and appreciation in the market value of managed accounts, upon which some fees are based.

Income from mutual fund, annuity and insurance sales—The upward trend in income from mutual fund, annuity and insurance sales over the three year period was due primarily to an increase in the assets under management from sales of non-deposit investment products, and the addition of a new large retirement plan client during the third quarter of 2015. The non-deposit investment products are sold by PeoplesBank’s subsidiaries Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors.

Service charges on deposit accounts—For the year 2016, the $290,000 or 9 percent increase in service charge income compared to the year 2015 was due to an increase in the volume of demand deposit accounts subject to fees and debit card transactions, as well as fee schedule increases implemented during the first quarter of 2015. For the year 2015, the $438,000 or 15 percent increase in service charge income compared to the year 2014 was due to both (1) an increase in the volume of demand deposit accounts subject to fees, including deposit accounts assumed in the Madison acquisition in January 2015, and (ii) planned increases on certain service charge categories which were implemented during the first quarter of 2015.

Income from bank owned life insurance (BOLI)—For the year 2016, the $167,000 or 24 percent increase in income from BOLI compared to 2015 was primarily due to additional investments totaling $6,987,000 during 2016. For the year 2015, the decrease of $20,000 or 3 percent compared to 2014 was a result of downward trends in policy yields.

Net gain on sales of loans held for sale—The upward trend in net gains from the sale of loans held for sale is primarily due to a favorable trend of fixed-rate residential mortgage loan originations and sales.

Net gain on sales of securities—For the year 2016, the Corporation realized $194,000 in gains on sales of securities compared to $492,000 and $518,000 for the full years 2015 and 2014, respectively. For the years 2016 and 2015, securities sold included those where market pricing for certain instruments provided a favorable total return upon the sales and reinvestment of proceeds, versus holding the respective securities to maturity. In addition, sales in 2016 provided cash to meet short-term liquidity needs. For the year 2014, securities sold included securities which had appreciated in value due to the low-yield interest rate environment. The gains on sales of securities in 2015 and 2014 substantially offset the impact of the non-recurring merger related noninterest expenses associated with the Corporation’s acquisition of Madison Bancorp, Inc.

Noninterest Expense

The following table presents the components of total noninterest expense for each of the past three years.

Table 4 - Noninterest expense

(dollars in thousands)	2016	2015	2014
Personnel	$24,187	$21,317	$18,025
Occupancy of premises, net	3,259	3,185	2,089
Furniture and equipment	2,801	2,685	2,251
Postage, stationery and supplies	676	683	741
Professional and legal	732	896	758
Marketing	1,518	1,286	1,295
FDIC insurance	606	712	663
Debit card processing	1,127	884	790
Charitable donations	1,079	986	1,134
Telephone	749	702	570
External data processing	1,455	1,154	878
Merger related	0	474	533
Foreclosed real estate including provision for (recovery of) losses	157	(422)	425
Other	3,277	2,885	2,324
Total noninterest expense	$41,623	$37,427	$32,476

Total noninterest expense for the year 2016 increased $4,196,000 or 11 percent above the year 2015, reflecting the overall expansion of our business and consumer banking services in our Maryland and Pennsylvania markets. The discussion that follows addresses changes in selected noninterest expenses.

Personnel—The upward trend in personnel expense was due largely to an increase in wage and benefit costs resulting from planned staff additions to support our expanded business and consumer banking services in Maryland and Pennsylvania. Also contributing to the increase is a higher cost of health insurance. Additionally, in 2015 personnel expense includes an accrual of $250,000 for the employment agreement expense related to the separation of the Corporation’s former Chief Operating Officer as reported on the Form 8-K filed on March 31, 2015.

Occupancy of premises, net— Occupancy of premises expense is comprised of rent, depreciation, maintenance, insurance, real estate taxes and utilities. The level of expense can vary annually based upon franchise expansion, repairs and maintenance, and normal business growth. The upward trend was due primarily to the addition of ten financial centers (eight full service and two limited service) to the Corporation since the third quarter of 2014, including four financial centers from the Madison acquisition and a new administrative services center near the Corporation’s headquarters in York, PA.

Furniture and equipment—The upward trend in furniture and equipment expense was in alignment with the increased personnel expense, as additional furniture, computer hardware and software (and related depreciation and maintenance expenses) were incurred to support new staff from both business growth, the Madison acquisition in 2015, the addition of the new financial centers and administrative services center noted above. During 2014, expenditures were made for planned information system hardware and storage upgrades.

Postage, stationary and supplies—The level of postage, stationary and supplies can vary based on franchise expansion, postage rate changes, marketing promotions and in 2014, costs associated with new stationary reflecting the Corporation’s updated branding and PeoplesBank’s 150th year in business.

Professional and legal—The level of professional and legal expense can fluctuate annually based on the varying needs for legal, accounting and consulting services, which is driven in part by the level of routine lawsuits in the ordinary course of business and the number and complexity of corporate initiatives.

Marketing— The upward trend in marketing expense reflects an increased operating budget to support normal business growth, and corporate initiatives such as branding, product advertising and internal promotions. In 2016, marketing expense included initial costs associated with the acquisition of the naming rights to PeoplesBank Park, the facility that houses the York, Pennsylvania-based York Revolution independent league baseball team.

FDIC insurance—The $106,000 or 15 percent decrease in FDIC insurance for 2016 as compared to 2015 was a result of a lower assessment rate due to PeoplesBank’s improved financial performance and credit quality and a change in the assessment methodology effective with the third quarter 2016. For 2015 and 2014, the upward trend in FDIC insurance was primarily a result in growth in the average balance of assets less average tangible capital.

Debit card processing—The upward trend in debit card processing reflects a continual increase in higher debit card transaction volume, due primarily to the increased number of demand deposit accounts and debit cards, including those related to the Madison acquisition in 2015.

Charitable donations—The level of charitable donations can fluctuate annually due to the timing of payment and the availability of the state tax credits. Some donations to nonprofit organizations qualify for related state tax credits that typically range from 55 to 90 percent of the amount donated, effectively lowering the cost of the donation. PeoplesBank uses state tax credits from donations to reduce its Pennsylvania bank shares tax expense which is included in other expenses.

Telecommunications— The upward trend was due primarily to the addition of ten financial centers (eight full service and two limited service facilities) to the Corporation since the third quarter of 2014, including four financial centers from the Madison acquisition and a new administrative services center near the Corporation’s headquarters in York, PA.

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

Merger related— The $474,000 in 2015 and $533,000 in 2014 of merger related expenses were associated with the Corporation’s acquisition of Madison Bancorp, Inc. (the acquisition was completed on January 16, 2015, as disclosed on a Form 8-K filed on the same date). In 2015, acquisition-related expenses included external data processing conversion costs, severance payments, acquisition accounting services and legal expenses. In 2014, pre-acquisition expenses included investment banking fees, legal expenses, and external data processing conversion costs.

Foreclosed real estate including (recovery of) provision for losses—The $579,000 or 369 percent increase in foreclosed real estate expenses compared to 2015 was primarily a result of 2015 including a partial recovery of a previous valuation allowance of $746,000 on a large foreclosed real estate property. A downward trend in the volume of foreclosed assets held resulted in a reduction year-over-year holding costs including real estate taxes, property maintenance, appraisal fees, and provision for losses.

Other expenses —Other expense, comprised of many underlying expenses, increased $392,000 or 14 percent in 2016 as compared to 2015 reflecting additional costs associated with the Pennsylvania Department of Banking and Securities’ annual assessment, annual shareholder meeting, Pennsylvania bank shares tax and impaired loans. In 2015, other expenses increased $561,000 or 24 percent reflecting the costs of several activities including the inception of corporate-wide seminars supporting expansion of revenue generation activities, as well as increased costs associated with franchise expansion, such as insurance, employee training and travel, and courier services.

Provision for Income Taxes

The provision for income taxes for 2016 totaled $5,886,000, which was $1,073,000 or 22 percent above the provision for income taxes for 2015 of $4,813,000. The increase was primarily due to higher pre-tax net income. For both years, the Corporation’s incremental statutory federal income tax rate was 35 percent; however, the Corporation’s effective income tax rate was approximately 31 percent for 2016, compared to 30 percent for 2015. The effective tax rate differs from the statutory tax rate due to the impact and volume of tax-exempt income, including income from bank owned life insurance and certain municipal securities and loans.

Preferred Stock Dividends

Preferred stock dividends for 2016 were $16,000, a decrease of $104,000 compared to $120,000 of preferred stock dividends in 2015. On February 18, 2016, as reported on a Form 8-K filed on February 19, 2016, the Corporation redeemed the remaining $12,000,000 in outstanding shares of Series B preferred stock issued under the U.S. Treasury’s Small Business Lending Fund Program, resulting in the reduction in dividends expense for the year. Information about the SBLF Program is provided in Note 10—Shareholders’ Equity, to the consolidated financial statements. The preferred stock dividend rate for both 2016 and 2015 was 1 percent of the amount of the average preferred stock outstanding, paid quarterly to the U.S. Treasury.

BALANCE SHEET REVIEW

Interest Bearing Deposits with Banks

Interest bearing deposits with banks totaled $54,966,000 on December 31, 2016, compared to $44,496,000 on December 31, 2015. The increase was primarily a result of the strong growth in deposits which were used to fund new loans, principally commercial loans.

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

The following table shows the amortized cost and fair value, by type of debt security, for three year-end periods:

Table 5-Investment Securities
	December 31,
	2016		2015		2014
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
Debt securities:
U.S. Treasury notes	$14,730	$13,937	$0	$0	$0	$0
U.S. agency	26,045	25,086	17,554	17,414	17,811	17,907
U.S. agency mortgage-backed, residential	91,242	91,761	119,266	120,581	122,443	124,815
State and municipal	64,421	63,955	74,573	75,475	68,879	70,452
Total debt securities	$196,438	$194,739	$211,393	$213,470	$209,133	$213,174

At December 31, 2016, the fair value of securities, available-for-sale, totaled $194,739,000, a decrease compared to the fair value of the investment securities portfolio balance of $213,470,000 at December 31, 2015. For the year 2016, cash inflows from maturities, repayments, and calls were reinvested in U.S. Treasury notes, U.S. agency, U.S. agency mortgage-backed, and tax-exempt municipal securities. Additionally, approximately $12,903,000 of U.S. agency securities were sold during 2016 to realize $194,000 of gains to meet short-term liquidity needs.

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

As shown in Table 5, above, the Corporation holds investments in the obligations of states and municipalities. Municipalities have many options for meeting their debt obligations, including decreasing costs and service levels, imposing taxes and fees and selling assets. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific reserves, which provide additional layers of protection to the investor. Access to the credit market and a good credit rating are high priorities enabling a municipality to meet its current and future funding needs at a reasonable interest cost. For these reasons, defaults on municipal bonds are unusual. The majority of municipal bonds in the Corporation’s portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but such bonds are for critical services such as water and sewer. Many of the municipal holdings are also insured or backed by specific school district loss reserves. Based on the results of an independent credit review of the Bank’s entire municipal bond portfolio as performed in 2016, and recent bond ratings by national statistical rating organizations, we believe that the municipal investments held by PeoplesBank are investment grade.

The table below shows that the available-for-sale securities portfolio had an overall yield of 2.51 percent on December 31, 2016:

Table 6-Securities Maturity Schedule (amortized cost basis)

	December 31, 2016
	Maturity Distribution
		One	Five
	One year	through	through	After	Total
(dollars in thousands)	or less	five years	ten years	ten years	Amount	Yield(1)
Debt securities:
U.S. Treasury notes	$0	$0	$14,730	$0	$14,730	1.68%
U.S. agency	9,009	2,036	15,000	0	26,045	1.44%
U.S. agency mortgage-backed, residential (2)	310	90,932	0	0	91,242	2.37%
State and municipal	13,566	21,319	25,167	4,369	64,421	3.33%
Total debt securities	$22,885	$114,287	$54,897	$4,369	$196,438	2.51%

Yield (1)	2.19%	2.52%	2.46%	4.42%	2.51%

(1) Weighted average yields (tax equivalent basis) were calculated on the amortized cost basis.
(2) U.S. agency mortgage-backed securities are included in the maturity categories based on average expected life.

The portfolio yield for 2016, reflected in the table above, is lower than the 2.74 percent securities portfolio yield as of December 31, 2015. Generally, lower yielding securities, as compared to the yields in maturing and called securities, were purchased in 2016. Purchases included the reinvestment of cash flows from maturities, calls and principal repayments on mortgage-backed bonds, during a year of persistently low market investment interest rates. More information about investment securities is provided in Note 3-Securities, to the consolidated financial statements.

Restricted Investment in Bank Stocks

At December 31, 2016, the Corporation held approximately $6,926,000 in restricted common stock, compared to $5,028,000 at year-end 2015. Investment in restricted stock is a condition of obtaining credit from the Federal Home Loan Bank of Pittsburgh (FHLBP) and the Atlantic Community Bankers Bank, which is a subsidiary of Atlantic Community Bancshares, Inc. (ACBI). Accordingly, changes in the level of restricted stock are the result of member capital requirements and borrowing levels from the FHLBP as described within the Long-term Debt section of this report. Of the total investment as of December 31, 2016, approximately $6,851,000 consisted of stock issued by the FHLBP, with the remainder being restricted stock issued by ACBI. Information about restricted investment in bank stocks, including impairment considerations, is provided in Note 1–Summary of Significant Accounting Policies, to the consolidated financial statements.

Loans Held for Sale

On December 31, 2016, loans held for sale were approximately $1,548,000, compared to $564,000 at year-end 2015. The $1,548,000 consists of $1,189,000 residential mortgage loans and $359,000 of Small Business Administration (SBA) loans. For both years, PeoplesBank’s mortgage banking production focused on originating and selling secondary-market qualifying residential mortgage loans. Beginning in January 2016, PeoplesBank retained mortgage servicing rights on residential mortgage loans sold on the secondary market. In addition, in 2016, PeoplesBank began originating loans partially guaranteed by the Small Business Administration with the intent to sell the guaranteed portion of secondary-market qualifying loans.

Loans

On December 31, 2016, total loans, net of deferred fees, totaled approximately $1.27 billion, compared to $1.12 billion at year end 2015, an increase of $147,560,000 or 13 percent above total loans as of year-end 2015. Most of the increase was due to a $136,950,000 or 15 percent increase in commercial loans, which reflected continued strong commercial loan demand in our markets, and our continued ability to expand existing relationships with creditworthy borrowers, and acquire new loan business, based on our reputation for client service and competitive prices and terms.

The average yield (tax-equivalent basis) earned on total loans was 4.93 percent for the full year 2016, as compared to 4.94 percent for the year 2015. Persistent low market interest rates and strong competition in our markets resulted in continuing pricing pressures on new loan and refinancing activities. The composition of the Corporation’s loan portfolio, by industry class, at December 31, 2016 and 2015 is provided in Note 4–Loans in the notes to the consolidated financial statements.

The following table presents the general composition of total loans for five year-end periods:

Table 7-Loan Portfolio Composition

	December 31,
(dollars in thousands)	2016	%	2015	%	2014	%	2013	%	2012	%
Commercial, financial and agricultural	$924,729	72.8	$802,436	71.5	$658,627	71.6	$607,779	70.7	$510,544	69.2
Real estate-construction and land development	148,635	11.7	133,978	11.9	114,695	12.5	106,436	12.4	96,936	13.2
Total commercial related loans	1,073,364	84.5	936,414	83.4	773,322	84.1	714,215	83.1	607,480	82.4

Real estate - residential mortgages	73,496	5.8	70,094	6.2	32,453	3.5	25,695	3.0	23,511	3.2
Consumer and home equity	123,911	9.7	116,703	10.4	114,315	12.4	119,474	13.9	106,143	14.4
Total consumer related loans	197,407	15.5	186,797	16.6	146,768	15.9	145,169	16.9	129,654	17.6

Total loans	$1,270,771	100.0	$1,123,211	100.0	$920,090	100.0	$859,384	100.0	$737,134	100.0

The table below shows at December 31, 2016, the commercial loan portfolio was comprised of approximately $768,149,000 or 72 percent in fixed rate loans, and $305,215,000 or 28 percent in floating rate loans. This compares to $670,150,000 or 72 percent in fixed rate loans, and $266,264,000 or 28 percent in floating rate loans, for the year ended December 31, 2015. Floating rate loans reprice periodically with changes in the Wall Street Journal (WSJ) Prime Rate, or LIBOR.

Table 8-Selected Loan Maturities and Interest Rate Sensitivity

	December 31, 2016
	Maturity Distribution
		One
	One year	through	After
(dollars in thousands)	or less	five years	five years	Total
Commercial, financial and agricultural	$113,545	$215,997	$595,187	$924,729
Real estate-construction and land development	76,552	40,759	31,324	148,635
Total commercial related loans	$190,097	$256,756	$626,511	$1,073,364

Fixed interest rates	$18,264	$202,338	$547,547	$768,149
Floating interest rates	171,833	54,418	78,964	305,215
Total commercial related loans	$190,097	$256,756	$626,511	$1,073,364

During 2016, commercial borrowers continued to prefer fixed rate loans with maturities ranging from five to ten years. Although the commercial loan portfolio’s increased fixed rate volume and longer maturities increase risk if interest rates rise, management has implemented interest rate risk mitigation strategies which include maintaining a shorter duration in the Corporation’s investment portfolio, and lengthening fixed rate liabilities, principally borrowings from the Federal Home Loan Bank of Pittsburgh. In addition, commercial loans are generally structured whereby there is an initial fixed rate period, typically five years, and then adjust based upon a predetermined index. Approximately 40 percent of the loans identified as fixed interest rates above are set to adjust during the term of the loan. Additional loan information can be found in Note 4–Loans, in the notes to the consolidated financial statements, and within the Risk Management section of this report.

Premises and Equipment

On December 31, 2016, premises and equipment, net of accumulated depreciation, totaled approximately $24,573,000, compared to $24,606,000 on December 31, 2015. The decrease was a result of depreciation and disposals on existing premises and equipment of $2,347,000 exceeding new acquisitions of $2,314,000.

Other Assets

On December 31, 2016, other assets totaled approximately $51,689,000, compared to $42,373,000 of other assets as of December 31, 2016. Other assets were primarily comprised of investments in bank owned life insurance (BOLI), foreclosed real estate, accrued interest receivable, and deferred tax assets.

Investments in life insurance relates to a select group of employees and directors whereby PeoplesBank is the owner and beneficiary of the policies. These investments, carried at the cash surrender value of the underlying policies, totaled $31,621,000 at year-end 2016, compared to $23,980,000 at year-end 2015. PeoplesBank purchased $6,987,000 of BOLI during 2016. The selection of the underlying BOLI insurers is based primarily on the respective insurers’ high credit rating and reputation, and competitive tax-exempt yield. The Corporation also seeks to maintain a reasonable diversification among insurers supporting the BOLI portfolio. The level of the Corporation’s BOLI investment was approximately 20 percent of PeoplesBank’s Tier 1 capital, excluding net unrealized gains on available-for-sale securities, at December 31, 2016, which is well within the regulatory guideline of 25 percent of Tier 1 capital.

Other assets also includes foreclosed real estate, net of allowance, totaling $2,705,000 at year-end 2016, compared to $2,913,000 at year-end 2015. The $208,000 decrease was a result of sales of smaller properties. Foreclosed real estate is discussed in the Nonperforming Assets section of this report.

Also included with other assets is $4,448,000 of accrued interest receivable on loans and investment securities, and $8,153,000 of net deferred tax assets. Additional information about these assets can be found in Note 1–Summary of Significant Accounting Policies in the notes to the consolidated financial statements under the appropriate subheadings.

Funding

Deposits

Deposits are the Corporation’s principal source of funding for earning assets. The average rate paid on interest-bearing deposits was 0.67 percent for the years 2016 and 2015.

On December 31, 2016, deposits totaled $1.26 billion, which represented a $170,028,000 or 16 percent increase compared to the level at year-end 2015. The increase in all deposit categories, primarily money market and time deposits, reflects several rate promotions offered throughout the year. Core deposits, consisting of demand, money market and savings, in aggregate, increased $140,938,000 or 20 percent and time deposits (i.e. CDs) increased $29,090,000 or 7 percent. Of the total $426,685,000 of time deposits as of December 31, 2016, the balance of certificates of deposit with a balance of less than $100,000 totaled $242,778,000, $100,000 to $250,000 totaled $134,811,000 and $250,000 or more totaled $49,096,000. Time deposits totaling $203,640,000 or 48 percent of the total at year-end 2016 will mature in 2017.

On December 31, 2016, the balance of certificates of deposit with a balance of $100,000 and above was $183,907,000. Of this total, $25,103,000 mature within three months, $17,485,000 mature after three months but within six months, $47,564,000 mature after six months but within twelve months, and the remaining $93,755,000 mature beyond twelve months.

The composition of the Corporation’s deposit portfolio at December 31, 2016 is provided in Note 7-Deposits, in the notes to the consolidated financial statements.

Short-term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase (repo agreements), federal funds purchased, and other borrowings as described more fully in Note 8-Short-term Borrowings and Long-term Debt, to the consolidated financial statements. On December 31, 2016, short-term borrowings totaled $56,637,000, as compared to the $74,510,000 as of December 31, 2015. The balance on December 31, 2016, consisted of $23,637,000 of repurchase agreements and $33,000,000 of other short-term borrowings as compared to the balance of $74,510,000 at year-end 2015 consisting entirely of repurchase agreements. The increase in other short-term borrowings was to maintain adequate short-term liquidity and the decrease in the balance of repurchase agreements is primarily due to the loss of a significant account relationship.

Long-term Debt

Long-term debt is a secondary funding source to deposits for asset growth. On December 31, 2016, long-term debt totaled $125,310,000, compared to $120,310,000 at year-end 2015. The increase was the result of $40,000,000 in new advances from the Federal Home Loan Bank of Pittsburgh (FHLBP), which included refinances of $35,000,000 of advances that matured during 2016. The 2016 advances have fixed rates of interest with maturities ranging between eighteen months to three-years.

Generally, funds for the payment of long-term debt come from operations. On December 31, 2016, total unused credit with the FHLBP was approximately $291,924,000. Obligations to the FHLBP are secured by FHLBP stock and qualifying collateral, principally real estate secured loans. A listing of outstanding long-term debt obligations is provided in Note 8-Short-term Borrowings and Long-term Debt, in the notes to the consolidated financial statements.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity, or capital, enables the Corporation to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion, balance sheet growth, dividend policy, and regulatory mandates.

Total shareholders’ equity was $154,957,000 on December 31, 2016, a decrease of approximately $4,184,000 or 3 percent, compared to $159,141,000 at year-end 2015. The decrease was primarily the result of the redemption of the remaining $12,000,000 of the Corporation’s Series B preferred stock issued in connection with the Small Business Lending Fund Program as discussed below. Information pertaining to preferred and common stock issued by the Corporation is disclosed in Note 10–Shareholders’ Equity, in the notes to the consolidated financial statements.

Redemption of Preferred Stock and Preferred Stock Dividends

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

The SBLF preferred stock qualifies as Tier 1 regulatory capital and requires the payment of non-cumulative cash dividends quarterly on each January 1, April 1, July 1 and October 1. Preferred stock dividends for 2016 were $16,000, a decrease of $104,000 compared to $120,000 of preferred stock dividends in 2015. On February 18, 2016, Codorus Valley redeemed the remaining $12,000,000, or 12,000 shares of Series B preferred stock issued to the Treasury as reported on form 8-K filed on February 19, 2016.

The preferred stock annualized dividend rate for both years was 1 percent.

Dividends on Common Stock

The Corporation typically pays cash dividends on its common stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other factors. Annual cash dividends per common share for the year 2016 totaled $0.496 per share, as adjusted for stock dividends, representing an increase of $0.034 or 7 percent above the cash dividends of $0.462, as adjusted, paid for the year 2015.

Periodically, the Corporation distributes stock dividends on its common stock. On December 13, 2016, the Corporation distributed a 5 percent common stock dividend to shareholders of record at the close of business on October 25, 2016. A 5 percent common stock dividend was also distributed in December 2015.

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

Table 9-Capital Ratios
	Ratios		Federal Minimum		Federal		Capital (2)
	at December 31,		Required (1)		Well		at December 31,
(dollars in thousands)	2016	2015	2016	2015	Capitalized		2016	2015

Common Equity Tier 1 Capital
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	11.88%	12.56%	5.125%	4.50%	n/a	%	$153,762	$143,456
PeoplesBank	12.38	13.10	5.125	4.50	6.50		159,832	149,073

Tier 1 risk-based capital
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	12.66%	14.49%	6.625%	6.00%	n/a	%	$163,762	$165,456
PeoplesBank	12.38	13.10	6.625	6.00	8.00		159,832	149,073

Total risk-based capital
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	13.81%	15.60%	8.625%	8.00%	n/a	%	$178,754	$178,160
PeoplesBank	13.54	14.21	8.625	8.00	10.00		174,824	161,777

Leverage
(Tier 1 capital as a percentage of average total assets)
Codorus Valley Bancorp, Inc. (consolidated)	10.76%	11.73%	4.00%	4.00%	n/a	%	$163,762	$165,456
PeoplesBank	10.53	10.60	4.00	4.00	5.00		159,832	149,073

(1) Minimum amounts and ratios as of December 31, 2016 include the first year phase in of the capital conservation buffer of 0.625 percent required by the Basel III framework. The conservation buffer is to be phased in over a four year period beginning January 1, 2016, with the full 2.5 percent required as of January 1, 2019.

(2) Net unrealized gains and losses on securities available-for-sale, net of taxes, are disregarded for capital ratio computation purposes in accordance with federal regulatory banking guidelines.

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

The Corporation’s regulatory capital position at December 31, 2016 and 2015, as reflected in Table 9 above, reflects compliance with the new rule requirements that became effective January 1, 2015. The Corporation plans to manage its capital to ensure continued compliance.

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

Credit Risk Management

Credit risk represents the possibility that a loan client, counterparty or issuer may not perform in accordance with contractual terms, posing one of the most significant risks of loss to the Corporation. Accordingly, the Corporation emphasizes the management of credit risk. To support this objective, a lending policy framework has been established which management believes is sound given the nature and scope of our operations. This framework includes seven basic policy parameters that guide the lending process and minimize risk:

●	The Corporation follows detailed written lending policies and procedures.
●	Lending authority is granted commensurate with dollar amount, loan type, level of risk, and loan officer experience.
●	Loan review committees function at both the senior lending officer level and the Board level to review and approve loans that exceed pre-established dollar thresholds and/or meet other criteria.
●	The Corporation lends mainly within its primary geographical market area, including York County, Cumberland County, and Lancaster County, Pennsylvania and Harford County, Baltimore County, Baltimore City and Carroll County, Maryland. Although this focus may pose a geographical concentration risk, the diverse local economies and employee knowledge of our clients lessens this risk.
●	The loan portfolio is diversified to prevent dependency upon a single client or small group of related clients.
●	The Corporation does not participate in the subprime lending market, nor does it invest in securities backed by subprime mortgages.
●	The Corporation does not lend to foreign countries or persons residing therein.

The Corporation uses loan-to-value ratios (“LTV ratios”) for loan underwriting, establishing generally acceptable ratios of the loan amount to the value of the collateral securing the loan, to minimize the risk of future loss from the loan portfolio. At December 31, 2016, the LTV ratios listed below were in effect.

	LTV ratio %
	Owner	Non-owner
Loan type	Occupied	Occupied

Residential, owner occupied 1-4 units, tax assessment (PA)	85	80
Residential, owner occupied 1-4 units, tax assessment (MD)	90	90
Residential, owner occupied 1-4 units, certified appraisal	80	75
Residential construction - spec	N/A	70
Residential construction - presold	N/A	80
Agricultural	80	75
Residential (5 or more units)	75	75
Commercial	80	75
Raw Land	60	60
Approved, but unimproved land	65	65
Approved and improved land	70	70
Industrial	70	65
Special/Limited use properties	50	50

An acceptable valuation is required on all real estate secured loans. Generally, an appraisal performed by an independent licensed appraiser is required for real estate secured loans under any of the following conditions:

●	loan amount is above $250,000;
●	or if the LTV is above 75 percent for commercial non-owner occupied property;
●	or if the LTV is above 80% for commercial owner occupied property;
●	or if the loan amount is greater than 85% of the tax assessed value for owner-occupied residential real estate in Pennsylvania;
●	or if the loan amount is greater than 90% of the tax assessed value for owner-occupied residential real estate in Maryland;
●	or if an existing appraisal is more than two years old (unless there was a material change in market conditions or the physical aspects of the property).

Exceptions to LTV ratios and the use of a licensed appraiser are sometimes made by management or the Board of Directors when there are compensating factors.

One component of the internal credit risk review is the identification and management of industry concentrations, defined as greater than 10 percent of the total loan portfolio. As of December 31, 2016, the Corporation had three industry concentrations that exceeded 10 percent of the total loan portfolio: commercial real estate investor represented 19.2 percent of the portfolio; residential real estate investor represented 14.4 percent of the portfolio; and builder and developer represented 11.7 percent of the portfolio. As of December 31, 2015, the Corporation had the same three industry concentrations that exceeded 10 percent of the total loan portfolio: commercial real estate investor, which represented 17.1 percent of the portfolio; residential real estate investor, which represented 14.3 percent of the portfolio; and builder & developer, which represented 11.9 percent of the portfolio. Loans to borrowers within these industries are usually collateralized by real estate.

In addition to a comprehensive lending policy, numerous internal reviews of loan and foreclosed real estate portfolios occur throughout the year. These portfolios, or selected accounts therein, are also examined periodically by the Corporation’s or PeoplesBank’s regulators.

Nonperforming Assets

Table 10 – Nonperforming Assets, below, presents a five-year history of asset categories posing the greatest risk of loss and related ratios.

Table 10-Nonperforming Assets
	December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Nonaccrual loans	$3,114	$3,045	$6,384	$13,231	$6,232
Nonaccrual loans, troubled debt restructurings	0	188	2,242	2,069	2,110
Accruing loans that are contractually past due 90 days or more as to principal and interest	733	484	54	0	186
Total nonperforming loans	3,847	3,717	8,680	15,300	8,528
Foreclosed real estate, net of allowance	2,705	2,913	2,542	4,068	3,633
Total nonperforming assets	$6,552	$6,630	$11,222	$19,368	$12,161
Accruing troubled debt restructurings	$3,664	$3,903	$1,996	$3,342	$3,550

Total period-end loans, net of deferred fees	$1,270,771	$1,123,211	$920,090	$859,384	$737,134
Allowance for loan losses (ALL)	$14,992	$12,704	$11,162	$9,975	$9,302
ALL as a % of total period-end loans	1.18%	1.13%	1.21%	1.16%	1.26%
Net charge-offs as a % of average total loans	0.06%	0.19%	0.05%	0.10%	0.16%
ALL as a % of nonperforming loans	389.69%	341.78%	128.59%	65.20%	109.08%
Nonperforming loans as a % of total period-end loans	0.30%	0.33%	0.94%	1.78%	1.16%
Nonperforming assets as a % of total period-end loans and net foreclosed real estate	0.51%	0.59%	1.22%	2.24%	1.64%
Nonperforming assets as a % of total period-end assets	0.41%	0.46%	0.92%	1.68%	1.15%
Nonperforming assets as a % of total period-end shareholders’ equity	4.23%	4.17%	9.47%	17.99%	12.00%

While the Corporation’s loan portfolio has experienced strong growth over the years, Table 10 above reflects notable progress in reducing or maintaining the level of nonperforming assets. This has been accomplished through continuous collection efforts coordinated by the Corporation’s General Counsel, recoveries from borrower payments and foreclosed real estate sales, the establishment of valuation allowances for selective accounts, and if necessary, loan charge-offs. In monitoring and managing nonperforming assets, we remain concerned about the impact of changing economic conditions, and the potential for adverse real estate market value changes, and the corresponding effects on commercial borrowers.

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

As of December 31, 2016, the nonperforming loan portfolio balance totaled $3,847,000, compared to $3,717,000 at year-end 2015. Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due. The Corporation generally places a loan on nonaccrual status and ceases accruing interest income (i.e., recognizes interest income on a cash basis as long as the loan is sufficiently collateralized) when loan payment performance is unsatisfactory and the loan is past due 90 days or more. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all of the principal and interest amounts contractually due are current for at least six consecutive payments and future payments are reasonably assured. As of December 31, 2016, the nonaccrual loan portfolio balance totaled $3,114,000, compared to $3,233,000 at year-end 2015. The slight decrease in nonaccrual loans resulted from reductions totaling $2,135,000, primarily principal repayments and charge-offs, which was offset by loans totaling $2,016,000 being placed on nonaccrual status. For both periods, the nonperforming loan portfolio balance was comprised primarily of collateralized commercial loans. For 2016, the gross interest income that would have been recorded if the nonaccrual loans had been current in accordance with their original terms and current throughout the period was approximately $172,000. The amount of interest income on those nonaccrual loans that was included in net income for 2016 was approximately $66,000. The interest income recognized on impaired loans in Note 4–Loans, in the notes to the consolidated financial statements, is a higher amount because it includes interest income on all impaired loans, which includes nonaccrual loans, from the time the loan was impaired.

Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank and is included in the Other Assets category on the Corporation’s balance sheet. The carrying amount of foreclosed real estate as of December 31, 2016, net of allowance, totaled $2,705,000, a decrease of $208,000 or 7 percent, compared to $2,913,000 at year-end 2015. The decrease is attributable to the sales of seven properties which was partially offset by the transfer of four properties to foreclosed real estate during the year.

Troubled debt restructurings pertain to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. As of December 31, 2016, the accruing troubled debt restructuring portfolio balance totaled $3,664,000, compared to $3,903,000 at year-end 2015. The decrease was the result of principal payments made on loans within the troubled debt restructuring portfolio.

At December 31, 2016, there were $11,979,000 in additional potential problem loans being closely monitored by management. These additional potential problem loans consist of loans classified as substandard, reflecting an increased risk of the borrowers’ ability to comply with present repayment terms. These loans are not classified as nonperforming and are not disclosed in Table 10. Comparatively, we were monitoring $12,416,000 of potential problem loans at December 31, 2015.

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

The allowance for loan losses was $14,992,000 or 1.18 percent of total loans, on December 31, 2016, compared to $12,704,000 and 1.13 percent, respectively, on December 31, 2015. The $2,288,000 or 18 percent increase in the allowance from December 31, 2015 to December 31, 2016, was generally consistent with the $147,560,000 or 13 percent overall increase in loan growth (primarily commercial loans), net of deferred fees, over the same 12 month period.

Based on our comprehensive analysis of the loan portfolio, and recognizing other relevant considerations including expected continued loan growth, continued uncertainty on certain larger criticized assets as legal and collection efforts continue, and the unknown impact of future accounting and regulatory requirements related to the determination of the allowance for loan losses, we believe that the allowance for loan losses was adequate at December 31, 2016.

Table 11 -Analysis of Allowance for Loan Losses

(dollars in thousands)	2016	2015	2014	2013	2012
Balance - beginning of year	$12,704	$11,162	$9,975	$9,302	$8,702
Provision charged to operating expense	3,000	3,500	1,600	1,470	1,750
Loans charged off:
Commercial, financial and agricultural	771	1,151	326	591	607
Real estate - construction and land development	0	497	0	0	2
Real estate - residential mortgages	79	40	30	27	115
Consumer and home equity	116	337	396	380	501
Total loans charged off	966	2,025	752	998	1,225
Recoveries:
Commercial, financial and agricultural	193	21	248	102	17
Real estate - residential mortgages	1	21	4	2	41
Consumer and home equity	60	25	87	97	17
Total recoveries	254	67	339	201	75
Net charge-offs	712	1,958	413	797	1,150
Balance - end of year	$14,992	$12,704	$11,162	$9,975	$9,302

Ratios:
Net charge-offs as a % of average total loans	0.06%	0.19%	0.05%	0.10%	0.16%
Allowance for loan losses as a % of total period-end loans	1.18%	1.13%	1.21%	1.16%	1.26%
Allowance for loan losses as a % of nonperforming loans	389.69%	341.78%	128.59%	65.20%	109.08%

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

Table 12-Allocation of Allowance for Loan Losses

	December 31,
	2016		2015		2014		2013		2012
		% Total		% Total		% Total		% Total		% Total
(dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial, financial and agricultural	$10,390	72.8	$8,801	71.5	$7,134	71.6	$6,131	70.7	$6,461	69.2
Real estate - construction and land development	2,384	11.7	1,934	11.9	2,236	12.5	2,073	12.4	1,571	13.2
Total commercial related	12,774	84.5	10,735	83.4	9,370	84.1	8,204	83.1	8,032	82.4

Real estate - residential mortgages	85	5.8	67	6.2	64	3.5	65	3.0	124	3.2
Consumer and home equity	372	9.7	422	10.4	392	12.4	506	13.9	475	14.4
Total consumer related	457	15.5	489	16.6	456	15.9	571	16.9	599	17.6

Unallocated	1,761	n/a	1,480	n/a	1,336	n/a	1,200	n/a	671	n/a

Total	$14,992	100.0	$12,704	100.0	$11,162	100.0	$9,975	100.0	$9,302	100.0

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

Additionally, we have experienced continued strong commercial loan growth, including growth in newer markets where we have less of a loss history. Also, we recognize the inherent imprecision in any methodology for estimating specific and general loan losses, including the unpredictable timing and amounts of charge-offs and related historical loss averages, and specific-credit or broader portfolio future cash flow value and collateral valuation uncertainties which could negatively impact unimpaired portfolio loss factors. Accordingly, as of December 31, 2016, we maintained a 12 percent unallocated portion of our allowance for loan losses, similar to 12 percent unallocated portion of the allowance as of December 31, 2015.

Liquidity

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan clients, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, it provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are scheduled investment security maturities and cash inflows, funds received from client loan payments and, to a lesser degree, asset sales. The primary sources of liability liquidity are deposit growth, short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At year-end 2016, we believe our liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $34,022,000 and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $291,924,000. The Corporation’s loan-to-deposit ratio was approximately 101 percent as of year-end 2016, compared to 103 percent as of year-end 2015. The decrease in the ratio was the result of deposit growth outpacing loan growth in 2016.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Financial instruments with off-balance sheet risk are disclosed in Note 14-Commitments to Extend Credit, to the consolidated financial statements, and totaled $449,178,000 at December 31, 2016, compared to $321,235,000 at December 31, 2015. Generally, these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Contractual Obligations

The following table presents the amount and timing of payments due under long-term contractual obligations.

Table 13-Contractual Obligations
		December 31, 2016
		Payments due by period
		Less than	1-3	3-5	More than
(dollars in thousands)	Total	1 year	years	years	5 years

Long-term debt	$125,310	$15,000	$70,000	$30,000	$10,310
Operating leases	2,581	738	1,142	386	315
Time deposits	426,685	203,640	171,817	49,344	1,884
Supplemental retirement plans	8,207	185	370	756	6,896
Total	$562,783	$219,563	$243,329	$80,486	$19,405

Impact of Inflation and Changing Prices

The majority of assets and liabilities of a financial institution are monetary in nature and therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation may impact the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio. Inflation may also significantly affect noninterest expenses, which tend to rise during periods of general inflation. The level of inflation can be measured by the change in the Consumer Price Index (CPI) for all urban consumers (December vs. December). The change in the CPI for 2016 was 2.1 percent, compared to 0.7 percent for 2015 and 0.8 percent for 2014.

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

Simulation of net interest income is performed for the next twelve-month period. A variety of interest rate scenarios are used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of net interest income is used primarily to measure the Corporation’s short-term earnings exposure to rate movements. A “shock” is an immediate upward or downward movement of interest rates. The shocks do not take into account changes in client behavior that could result in changes to mix and/or volumes in the balance sheet, nor do they account for competitive pricing over the forward 12-month period. The Corporation applies these interest rate “shocks” to its financial instruments up and down 100, 200, 300, and 400 basis points. A 300 and 400 basis point decrease in interest rates cannot be simulated at this time due to the historically low interest rate environment.

Change in Interest Rates	Annual Change in Net	% Change in Net	% Change
(basis points)	Interest Income (in thousands)	Interest Income	Policy Limit
+100	$2,521	4.44%	(5.00)%
(100)	$(728)	(1.28)%	(5.00)%

+200	$4,947	8.72%	(15.00)%
(200)	$(2,083)	(3.67)%	(15.00)%

+300	$7,240	12.76%	(25.00)%

+400	$9,685	17.07%	(35.00)%

Management Report on Internal Controls Over Financial Reporting

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in SEC Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2016, the Corporation’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Corporation’s internal control over financial reporting has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Larry J. Miller	/s/ Charles T. Field
Larry J. Miller	Charles T. Field, CPA
(Principal Executive Officer)	(Principal Financial and Accounting
Chairman, President	Officer) Treasurer, and
and Chief Executive Officer	Assistant Secretary

March 15, 2017	March 15, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Codorus Valley Bancorp, Inc.

York, Pennsylvania

We have audited Codorus Valley Bancorp, Inc.’s (the “Corporation”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Codorus Valley Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Codorus Valley Bancorp, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2016 and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/BDO USA, LLP

Harrisburg, Pennsylvania

March 15, 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Codorus Valley Bancorp, Inc.

York, Pennsylvania

We have audited the accompanying consolidated balance sheets of Codorus Valley Bancorp, Inc. (the “Corporation”) as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Codorus Valley Bancorp, Inc. at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Codorus Valley Bancorp, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/BDO USA, LLP

Harrisburg, Pennsylvania

March 15, 2017

Item 8: Financial Statements and Supplementary Data

Codorus Valley Bancorp, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(dollars in thousands, except per share data)	2016	2015
Assets
Interest bearing deposits with banks	$54,966	$44,496
Cash and due from banks	19,066	12,989
Total cash and cash equivalents	74,032	57,485
Securities, available-for-sale	194,739	213,470
Restricted investment in bank stocks, at cost	6,926	5,028
Loans held for sale	1,548	564
Loans (net of deferred fees of $3,685 - 2016 and $2,701 - 2015)	1,270,771	1,123,211
Less-allowance for loan losses	(14,992)	(12,704)
Net loans	1,255,779	1,110,507
Premises and equipment, net	24,573	24,606
Goodwill	2,301	2,301
Other assets	51,689	42,373
Total assets	$1,611,587	$1,456,334

Liabilities
Deposits
Noninterest bearing	$202,639	$162,982
Interest bearing	1,061,538	931,167
Total deposits	1,264,177	1,094,149
Short-term borrowings	56,637	74,510
Long-term debt	125,310	120,310
Other liabilities	10,506	8,224
Total liabilities	1,456,630	1,297,193

Shareholders’ equity
Preferred stock, par value $2.50 per share; $1,000 liquidation preference, 1,000,000 shares authorized; Series B shares issued and outstanding: 0 at December 31, 2016 and 12,000 at December 31, 2015	0	12,000
Common stock, par value $2.50 per share; 15,000,000 shares authorized; shares issued and outstanding: 8,426,873 at December 31, 2016 and 7,957,145 at December 31, 2015	21,067	19,893
Additional paid-in capital	106,102	97,338
Retained earnings	28,909	28,539
Accumulated other comprehensive (loss) income	(1,121)	1,371
Total shareholders’ equity	154,957	159,141
Total liabilities and shareholders’ equity	$1,611,587	$1,456,334

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Income

	Years ended December 31,
(dollars in thousands, except per share data)	2016	2015	2014
Interest income
Loans, including fees	$57,747	$50,897	$44,770
Investment securities:
Taxable	2,527	3,005	3,400
Tax-exempt	1,582	1,665	1,956
Dividends	232	332	211
Other	142	103	63
Total interest income	62,230	56,002	50,400

Interest expense
Deposits	6,667	6,295	6,668
Federal funds purchased and other short-term borrowings	162	195	170
Long-term debt	1,820	1,684	1,202
Total interest expense	8,649	8,174	8,040
Net interest income	53,581	47,828	42,360
Provision for loan losses	3,000	3,500	1,600
Net interest income after provision for loan losses	50,581	44,328	40,760

Noninterest income
Trust and investment services fees	2,541	2,411	2,223
Income from mutual fund, annuity and insurance sales	870	810	648
Service charges on deposit accounts	3,696	3,406	2,968
Income from bank owned life insurance	861	694	714
Other income	898	567	630
Net gain on sales of loans held for sale	970	667	452
Net gain on sales of securities	194	492	518
Total noninterest income	10,030	9,047	8,153

Noninterest expense
Personnel	24,187	21,317	18,025
Occupancy of premises, net	3,259	3,185	2,089
Furniture and equipment	2,801	2,685	2,251
Postage, stationery and supplies	676	683	741
Professional and legal	732	896	758
Marketing	1,518	1,286	1,295
FDIC insurance	606	712	663
Debit card processing	1,127	884	790
Charitable donations	1,079	986	1,134
Telecommunications	749	702	570
External data processing	1,455	1,154	878
Merger related	0	474	533
Foreclosed real estate including provision for (recovery of) losses	157	(422)	425
Other	3,277	2,885	2,324
Total noninterest expense	41,623	37,427	32,476
Income before income taxes	18,988	15,948	16,437
Provision for income taxes	5,886	4,813	4,668
Net income	13,102	11,135	11,769
Preferred stock dividends	16	120	174
Net income available to common shareholders	$13,086	$11,015	$11,595
Net income per common share, basic	$1.56	$1.68	$1.88
Net income per common share, diluted	$1.55	$1.67	$1.84

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(dollars in thousands)	2016	2015	2014
Net income	$13,102	$11,135	$11,769
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding (losses) gains arising during the period
(net of tax (benefit) expense of ($1,218), ($501), and $431, respectively)	(2,364)	(971)	837
Reclassification adjustment for (gains) included in net income
(net of tax expense of $66, $167, and $176, respectively) (a) (b)	(128)	(325)	(342)
Net unrealized (losses) gains	(2,492)	(1,296)	495
Comprehensive income	$10,610	$9,839	$12,264

(a)	Amounts are included in net gain on sales of securities on the Consolidated Statements of Income within noninterest income.

(b)	Income tax amounts are included in provision for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2016	2015	2014
Cash flows from operating activities
Net income	$13,102	$11,135	$11,769
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	2,343	2,266	1,772
Net amortization of premiums on securities	912	1,042	978
Amortization of deferred loan origination fees and costs	(1,049)	(835)	(774)
Provision for loan losses	3,000	3,500	1,600
(Recovery of) provision for losses on foreclosed real estate	(31)	(622)	60
Deferred income tax (benefit) expense	(1,021)	32	77
Amortization of investment in real estate partnership	0	0	208
Increase in bank owned life insurance	(861)	(694)	(714)
Originations of loans held for sale	(43,660)	(31,821)	(21,894)
Proceeds from sales of loans held for sale	43,308	32,388	22,396
Net gain on sales of loans held for sale	(970)	(667)	(452)
Loss on disposal of premises and equipment	4	105	5
Gain on sales of securities available-for-sale	(194)	(492)	(518)
Net (gain) loss on sales of foreclosed real estate	(18)	9	50
Stock-based compensation	525	358	288
Increase in interest receivable	(445)	(301)	(119)
Decrease (increase) in other assets	1,203	(160)	(442)
(Decrease) increase in interest payable	(18)	(9)	86
Increase (decrease) in other liabilities	2,349	(1,232)	969
Net cash provided by operating activities	18,479	14,002	15,345

Cash flows from investing activities
Purchases of securities, available-for-sale	(47,665)	(57,136)	(37,736)
Maturities, repayments and calls of securities, available-for-sale	48,999	46,108	40,682
Sales of securities, available-for-sale	12,903	9,614	12,911
(Purchase) redemption of restricted investment in bank stock	(1,898)	(1,229)	943
Proceeds from acquisition, net	0	21,091	0
Proceeds from acquired receivables of sold investment settlements	0	15,256	0
Net increase in loans made to customers	(147,541)	(127,056)	(61,940)
Purchases of premises and equipment	(2,314)	(5,957)	(5,649)
Investment in bank owned life insurance	(6,994)	(7)	(1,186)
Proceeds from sales of fixed assets	0	51	0
Proceeds from bank owned life insurance	196	0	82
Proceeds from sales of foreclosed real estate	576	289	2,970
Net cash used in investing activities	(143,738)	(98,976)	(48,923)

Cash flows from financing activities
Net increase in demand and savings deposits	140,938	87,651	44,599
Net increase (decrease) in time deposits	29,090	(69,020)	(14,929)
Net (decrease) increase in short-term borrowings	(17,873)	32,326	1,821
Proceeds from issuance of long-term debt	40,000	35,000	20,000
Repayment of long-term debt	(35,000)	(5,096)	(87)
Tax benefit on vested restricted stock	0	13	52
Cash dividends paid to preferred shareholders	(46)	(120)	(207)
Cash dividends paid to common shareholders	(4,144)	(2,991)	(2,611)
Redemption of preferred stock	(12,000)	0	(13,000)
Net issuance of common stock	853	33,614	13,982
Cash paid in lieu of fractional shares	(12)	(12)	(10)
Net cash provided by financing activities	141,806	111,365	49,610
Net increase in cash and cash equivalents	16,547	26,391	16,032
Cash and cash equivalents at beginning of year	57,485	31,094	15,062
Cash and cash equivalents at end of period	$74,032	$57,485	$31,094

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2014	$25,000	$12,001	$45,399	$23,077	$2,172	$0	$107,649
Net income				11,769			11,769
Other comprehensive income, net of tax					495		495
Common stock cash dividends ($0.424 per share, adjusted)				(2,611)			(2,611)
5% common stock dividend, 275,900 shares at fair value		690	4,878	(5,578)			(10)
Preferred stock cash dividends				(174)			(174)
Redemption of preferred stock	(13,000)						(13,000)
Stock-based compensation including related tax benefit			340				340
Forfeiture and withheld shares of restricted stock			4			(39)	(35)
Issuance and reissuance of common stock including related tax benefit:
650,000 shares through private placement		1,625	10,885				12,510
17,749 shares under the dividend reinvestment and stock purchase plan		42	333			2	377
72,585 shares under the employee stock option plan		181	819				1,000
7,710 shares under employee stock purchase plan		17	106			7	130
9,830 shares of stock-based compensation awards		21	(51)			30	0

Balance, December 31, 2014	$12,000	$14,577	$62,713	$26,483	$2,667	$0	$118,440
Net income				11,135			11,135
Other comprehensive loss, net of tax					(1,296)		(1,296)
Common stock cash dividends ($0.462 per share, adjusted)				(2,991)			(2,991)
5% common stock dividend, 294,161 shares at fair value		735	5,221	(5,968)			(12)
Preferred stock cash dividends				(120)			(120)
Stock-based compensation including related tax benefit			371				371
Forfeiture and withheld shares of restricted stock			8			(55)	(47)
Issuance and reissuance of common stock including related tax benefit:
1,746,850 shares through public offering		4,367	28,135				32,502
19,585 shares under the dividend reinvestment and stock purchase plan		49	352				401
45,783 shares under the employee stock option plan		108	515			7	630
7,716 shares under employee stock purchase plan		17	90			21	128
17,450 shares of stock-based compensation awards		40	(67)			27	0

Balance, December 31, 2015	$12,000	$19,893	$97,338	$28,539	$1,371	$0	$159,141
Net income				13,102			13,102
Other comprehensive loss, net of tax					(2,492)		(2,492)
Common stock cash dividends ($0.496 per share, adjusted)				(4,144)			(4,144)
5% common stock dividend, 398,541 shares at fair value		996	7,564	(8,572)			(12)
Preferred stock cash dividends				(16)			(16)
Redemption of preferred stock	(12,000)						(12,000)
Stock-based compensation			525				525
Forfeiture and withheld shares of restricted stock			8			(111)	(103)
Issuance and reissuance of common stock:
20,592 shares under the dividend reinvestment and stock purchase plan		45	374			6	425
27,510 shares under the employee stock option plan		60	239			65	364
9,897 shares under employee stock purchase plan		21	106			40	167
20,716 shares of stock-based compensation awards		52	(52)				0

Balance, December 31, 2016	$0	$21,067	$106,102	$28,909	$(1,121)	$0	$154,957

See accompanying notes.

Codorus Valley Bancorp, Inc.

Notes to Consolidated Financial Statements

NOTE 1-Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

Codorus Valley Bancorp, Inc. (“Corporation” or “Codorus Valley”) is a one-bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (“PeoplesBank” or “Bank”). PeoplesBank operates three wholly-owned subsidiaries as of December 31, 2016. The subsidiaries consist of Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, which sells non-deposit investment products in Pennsylvania, SYC Settlement Services, Inc., which provides real estate settlement services, and Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, a subsidiary that sells non-deposit investment products in Maryland. In addition, PeoplesBank may periodically create nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending the liquidation of these properties. PeoplesBank operates under a state charter and is subject to regulation by the Pennsylvania Department of Banking and Securities, and the Federal Deposit Insurance Corporation. The Corporation is subject to regulation by the Federal Reserve Board and the Pennsylvania Department of Banking and Securities.

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and two wholly-owned nonbank subsidiaries, SYC Realty Company, Inc. and CVLY Subsidiary Corp. SYC Realty was inactive during the reportable period of 2016. CVLY Subsidiary Corp. was the surviving merged entity resulting from the acquisition of Madison Bancorp, Inc. (“Madison”) and may be used, as needed, for the financial and legal management of future acquisition transactions. The accounts of CVB Statutory Trust No. 1 and No. 2 are not included in the consolidated financial statements as discussed in Note 8 – Short-term Borrowings and Long-term Debt. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

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

Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of December 31, 2016 and 2015 consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (FHLBP) and, to a lesser degree, Atlantic Community Bancshares, Inc. (ACBI), the parent company of Atlantic Community Bankers Bank (ACBB). Under the FHLBP’s Capital Plan, PeoplesBank is required to maintain a minimum member stock investment, both as a condition of becoming and remaining a member and as a condition of obtaining borrowings from the FHLBP. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the years ended December 31, 2016 and 2015. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended December 31, 2016 and 2015.

Loans Held for Sale

Loans held for sale are primarily comprised of residential mortgage loans originated by the Bank. During 2016, PeoplesBank began originating loans partially guaranteed by the Small Business Administration with the intent to sell the guaranteed portion of secondary-market qualified loans. Loans held for sale are reported at the lower of cost or fair value, as determined by the aggregate commitments from investors or current investor yield requirements. The amount by which cost exceeds fair value, if any, is accounted for as a valuation allowance and is charged to expense in the period of the change. Gains or losses recognized on the sale of mortgage loans and loans guaranteed by the Small Business Administration loans are recognized based on the difference between the selling price and the carrying value of the related loan and are recorded in noninterest income.

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

Banking regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to the Corporation. Based on a comprehensive analysis of the loan portfolio, the Corporation believes that the level of the allowance for loan losses at December 31, 2016 is adequate.

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

Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation expense is calculated principally on the straight-line method over the assets’ estimated useful lives. Estimated useful lives are five to forty years for buildings and improvements, five to twenty years for furniture and equipment and two to seven years for computer equipment and software. Maintenance and repairs are charged to expense as incurred. The cost of significant improvements to existing assets is capitalized and amortized over the shorter of the asset’s useful life or related lease term. When facilities are retired or otherwise disposed of, the depreciated cost is removed from the asset accounts, and any gain or loss is reflected in the statement of income.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, obtained from an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a charge-off. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At December 31, 2016, foreclosed real estate, net of allowance, was $2,705,000, compared to $2,913,000 for December 31, 2015. Included within loans receivable as of December 31, 2016, was a recorded investment of $230,000 of consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

Investments in Real Estate Partnerships

In March 2003, PeoplesBank acquired a 73.47 percent limited partner interest in a real estate joint venture known as Village Court, which was formed to develop, construct, own and operate a 60-unit affordable housing complex located in Dover Township, York County, Pennsylvania. Construction of the housing complex was completed in the fourth quarter of 2004 and the complex was fully leased by December 31, 2004. The investment balance included in other assets has been fully amortized as of December 31, 2016 and 2015.

Investment and related tax credits are accounted for under the effective yield method of accounting under which tax credits are recognized as they are allocated, and the cost of the investment is amortized to provide a constant yield over the period that tax credits are allocated, generally ten years.

Bank Owned Life Insurance

PeoplesBank invests in bank owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by PeoplesBank on a select group of employees and directors. PeoplesBank is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies and is included in other assets in the amount of $31,621,000 at December 31, 2016, compared to $23,980,000 at December 31, 2015.

Mortgage Servicing Rights

PeoplesBank retained servicing of sold mortgage loans beginning in 2016. The mortgage servicing rights (MSRs) associated with the sold loans are included in other assets on the consolidated balance sheets at an amount equal to the estimated fair value of the contractual rights to service the mortgage loans. The MSR asset is amortized as a reduction to servicing income. The MSR asset is evaluated periodically for impairment and carried at the lower of amortized cost or fair value. A third party calculates fair value by discounting the estimated cash flows from servicing income using a rate consistent with the risk associated with these assets and an expected life commensurate with the expected life of the underlying loans. In the event that the amortized cost of the MSR asset exceeds the fair value of the asset, a valuation allowance would be established through a charge against servicing income. Subsequent fair value evaluations may determine that impairment has been reduced or eliminated, in which case the valuation allowance would be reduced through a credit to earnings. At December 31, 2016, the MSR asset was $324,000 and the balance of residential mortgage loans serviced for third parties was $36,969,000. As December 31, 2015, there were no MSR assets.

Trust and Investment Services Assets

Assets held by PeoplesBank in a fiduciary or agency capacity for its clients are not included in the consolidated balance sheets since these items are not assets of PeoplesBank.

Advertising

Advertising costs are charged to expense when incurred.

Income Taxes

Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted through the provision for income taxes for the effects of changes in tax laws and rates on the effective date.

The Corporation accounts for uncertain tax positions as required by FASB ASC Topic 740. FASB ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, the accounting standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. No significant income tax uncertainties have been identified by the Corporation; therefore, the Corporation recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2016 and 2015. The Corporation’s policy is to recognize interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statement of Income. The Corporation did not recognize any interest and penalties for the years ended December 31, 2016, 2015 and 2014. The tax years subject to examination by the taxing authorities are the years ended December 31, 2015, 2014, and 2013.

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

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 16 – Fair Value Measurements and Fair Values of Financial Instruments. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

Goodwill and Core Deposit Intangible Assets

Goodwill arising from acquisitions is not amortized, but is subject to an annual impairment test. This test consists of a qualitative analysis. If the Corporation determines events or circumstances indicate that it is more likely than not that goodwill is impaired, a quantitative analysis must be completed. Analyses may also be performed between annual tests. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. The Corporation completes its annual goodwill impairment test on October 1st of each year. Based upon the analysis, the Corporation concluded that the amount of recorded goodwill was not impaired as of October 1, 2016.

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

At December 31, 2016, the Corporation does not have any indicators of potential impairment of either goodwill or core deposit intangibles.

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

The computation of net income per common share for the years ended December 31, 2016, 2015 and 2014 is provided in the table below.

(in thousands, except per share data)	2016	2015	2014
Net income available to common shareholders	$13,086	$11,015	$11,595

Weighted average shares outstanding (basic)	8,375	6,555	6,187
Effect of dilutive stock options	71	71	108
Weighted average shares outstanding (diluted)	8,446	6,626	6,295

Basic earnings per common share	$1.56	$1.68	$1.88
Diluted earnings per common share	$1.55	$1.67	$1.84

Anti-dilutive stock options excluded from the computation of earnings per share	78	112	62

Stock-Based Compensation

The Corporation accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, which requires public companies to recognize compensation expense, related to stock-based compensation awards in their statements of operations. Compensation expense is equal to the fair value of the stock-based compensation awards on the grant date and is recognized over the vesting period of such awards. More information is provided in Note 12 – Stock-Based Compensation.

Cash Flow Information

For purposes of the statements of cash flows, the Corporation considers interest bearing deposits with banks, cash and due from banks, and federal funds sold to be cash and cash equivalents.

Supplemental cash flow information is provided in the table below.

	Years ended December 31,
(dollars in thousands)	2016	2015	2014
Cash paid during the period for:
Income taxes	$4,973	$6,050	$3,511
Interest	$8,667	$8,183	$7,954

Noncash investing activities:
Transfer of loans to foreclosed real estate	$318	$41	$1,597
Charitable donation of foreclosed real estate	$0	$0	$43

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

Recent Accounting Pronouncements

Pronouncements Adopted in 2016

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718).  This standard introduces amendments intended to simplify the accounting for stock compensation. Specifically, the ASU requires all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) to be recognized as income tax expense or benefit in the income statement.  In the fourth quarter of 2016, the Corporation elected early adoption of ASU 2016-09, effective January 1, 2016, and has applied the ASU using a modified retrospective approach. Adoption of this standard had the following impact on the Corporation’s consolidated financial statements:

●	Excess tax benefits are recognized in the provision for income tax expense rather than additional paid in capital. An income tax benefit of approximately $134,000 was recognized for the year ended December 31, 2016 as a result of the adoption of ASU 2016-09.

●	Excess tax benefits are presented as operating activities rather than as an inflow from financing activities and an outflow from operating activities in the consolidated statement of cash flows. The Corporation’s early adoption of ASU 2016-09 resulted in the prospective presentation of $134,000 of excess tax benefits included in the change in other liabilities in the consolidated statement of cash flows for the year ended December 31, 2016. No prior periods have been adjusted.

●	The Corporation has elected to continue the current process of recognizing forfeitures as a reversal of compensation expense in the period in which the forfeiture occurs.

Pronouncements Not Yet Effective

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). This standard simplifies the test for goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill, which currently is Step 2 of the goodwill impairment test. Instead, the goodwill impairment test will consist of a single quantitative step comparing the fair value of the reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and any interim goodwill impairment tests in reporting periods beginning after December 15, 2019. Early adoption is permitted. The Corporation intends to adopt this standard effective with its October 1, 2020 goodwill impairment test and the adoption of this standard is not expected to have a material impact on the its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. This standard clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows to reduce diversity in practice. This standard contains guidance clarifying when an entity should separate cash receipts and cash payments and classify them into more than one class of cash flows (including when reasonable judgment is required to estimate and allocate cash flows) versus when an entity should classify the aggregate amount into one class of cash flows on the basis of predominance. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Corporation intends to adopt this standard effective with its March 31, 2018 quarterly report on Form 10-Q and does not expect the adoption of the ASU to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). This standard adds a new Topic 326 which requires companies to measure and record impairment on financial instruments at the time of origination using the expected credit loss (CECL) model. The CECL model calculates impairment based on historical experience, current conditions, and reasonable and supportable forecasts, and reflects the organization’s current estimate of all expected credit losses over the contractual term of its financial assets. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The Corporation is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and is in the initial stages of assessing and gathering the necessary data to implement the new standard.

In February 2016, the FASB issued ASU 2016-02, Leases. From the lessee’s perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessees. From the lessor’s perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor doesn’t convey risks and rewards or control, an operating lease results.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Corporation is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and has determined that the provisions of ASU 2016-02 will result in an increase in assets to recognize the present value of the lease obligations (right-of-use assets) with a corresponding increase in liabilities. The initial measurement of the right-of-use asset and the corresponding liability will be affected by certain key assumptions such as expectations of renewals or extensions and the interest rate to be used to discount the future lease obligations. The Corporation is currently assessing its lease portfolio to determine the key assumptions; however, the total impact of the new standard will be affected by any new leases that are executed, leases that are terminated prior to the effective date, and any leases with changes to key assumptions or expectations such as renewals and extensions, and discount rates.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This standards update provides a framework that replaces most existing revenue recognition guidance. The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. This ASU amends the new revenue standard to make minor technical corrections that affect narrow aspects of the guidance, including contract cost accounting, disclosures, and other matters. ASU 2014-09 and ASU 2016-20 are effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is not permitted. The Corporation is evaluating the anticipated effects of these ASUs on its consolidated financial statements and related disclosures. The Corporation has determined that certain noninterest income financial statement line items, including trust and investment services fees, income from mutual fund, annuity and insurance sales, service charges on deposit accounts, and other noninterest income, contain revenue streams that are in scope of these updates. Preliminary findings indicate that there may be some changes in the presentation of certain revenues and expenses based on the principal versus agent guidance within these updates.

NOTE 2-Restrictions on Cash and Due from Banks

PeoplesBank is required to maintain average reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. In 2016 and 2015, the reserves were met with vault cash. PeoplesBank is also required to maintain compensating balances with certain correspondent banks, which totaled $50,000 at December 31, 2016 and 2015.

NOTE 3-Securities

A summary of securities, available-for-sale at December 31, 2016 and 2015, is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, such as obligations of the United States government or agencies thereof and investments in the obligations of states and municipalities. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At December 31, 2016, the fair value of the municipal bond portfolio was concentrated in the state of Pennsylvania at 72 percent.

	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value

December 31, 2016
Debt securities:
U.S. Treasury notes	$14,730	$0	$(793)	$13,937
U.S. agency	26,045	1	(960)	25,086
U.S. agency mortgage-backed, residential	91,242	804	(285)	91,761
State and municipal	64,421	272	(738)	63,955
Total debt securities	$196,438	$1,077	$(2,776)	$194,739

December 31, 2015
Debt securities:
U.S. agency	$17,554	$0	$(140)	$17,414
U.S. agency mortgage-backed, residential	119,266	1,472	(157)	120,581
State and municipal	74,573	937	(35)	75,475
Total debt securities	$211,393	$2,409	$(332)	$213,470

The amortized cost and estimated fair value of debt securities at December 31, 2016 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on selected debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$22,885	$22,933
Due after one year through five years	114,287	114,901
Due after five years through ten years	54,897	52,551
Due after ten years	4,369	4,354
Total debt securities	$196,438	$194,739

Gross realized gains and losses on sales of securities, available-for-sale is shown below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Years ended December 31,
(dollars in thousands)	2016	2015	2014
Realized gains	$194	$492	$518
Realized losses	0	0	0
Net gains	$194	$492	$518

Securities, issued by agencies of the federal government, with a carrying value of $160,357,000 and $186,097,000 on December 31, 2016 and December 31, 2015, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at December 31, 2016 and 2015.

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
December 31, 2016
Debt securities:
U.S. Treasury notes	3	$13,937	$(793)	0	$0	$0	3	$13,937	$(793)
U.S. agency	6	22,083	(960)	0	0	0	6	22,083	(960)
U.S. agency mortgage-backed, residential	15	36,473	(285)	0	0	0	15	36,473	(285)
State and municipal	83	40,092	(734)	1	501	(4)	84	40,593	(738)
Total temporarily impaired debt securities, available-for-sale	107	$112,585	$(2,772)	1	$501	$(4)	108	$113,086	$(2,776)

December 31, 2015
Debt securities:
U.S. agency	6	$17,414	$(140)	0	$0	$0	6	$17,414	$(140)
U.S. agency mortgage-backed, residential	8	18,991	(157)	0	0	0	8	18,991	(157)
State and municipal	27	11,272	(26)	4	1,886	(9)	31	13,158	(35)
Total temporarily impaired debt securities, available-for-sale	41	$47,677	$(323)	4	$1,886	$(9)	45	$49,563	$(332)

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

The Corporation believes that any unrealized losses at December 31, 2016 were primarily the result of changes in market interest rates and that it has the ability to hold these investments for a time necessary to recover the amortized cost. Through December 31, 2016, the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

NOTE 4-Loans

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at December 31, 2016 and 2015. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance.

Those industries representing the largest dollar investment and most risk are listed separately. The “Other” commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

	December 31,	% Total	December 31,	% Total
(dollars in thousands)	2016	Loans	2015	Loans
Builder & developer	$148,635	11.7	$133,978	11.9
Commercial real estate investor	243,623	19.2	191,994	17.1
Residential real estate investor	183,623	14.4	161,144	14.3
Hotel/Motel	82,085	6.5	84,171	7.5
Wholesale & retail	88,062	6.9	77,694	6.9
Manufacturing	32,616	2.6	30,325	2.7
Agriculture	51,848	4.1	41,217	3.7
Other	242,872	19.1	215,891	19.2
Total commercial related loans	1,073,364	84.5	936,414	83.4
Residential mortgages	73,496	5.8	70,094	6.2
Home equity	94,222	7.4	86,408	7.7
Other	29,689	2.3	30,295	2.7
Total consumer related loans	197,407	15.5	186,797	16.6
Total loans	$1,270,771	100.0	$1,123,211	100.0

Concentrations of Credit Risk

Concentrations of credit risk arise when a number of clients are engaged in similar business activities in the same geographic region or have similar economic features that could cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Most of the Corporation’s business is with clients in York County, Pennsylvania and northern-central Maryland, specifically Baltimore, Harford and Carroll counties. Although this focus may pose a concentration risk geographically, the Corporation believes that the diverse local economy and our detailed knowledge of the client base lessens this risk. At December 31, 2016, the Corporation had three industry concentrations that exceeded 10 percent of the total loan portfolio: commercial real estate investor, which represented 19.2 percent of the portfolio; residential real estate investor, which represented 14.4 percent of the portfolio; and builder & developer, which represented 11.7 percent of the portfolio. At December 31, 2015, the Corporation had three industry concentrations that exceeded 10 percent of the total loan portfolio: commercial real estate investor, which represented 17.1 percent of the portfolio; residential real estate investor, which represented 14.3 percent of the portfolio; and builder & developer, which represented 11.9 percent of the portfolio. Loans to borrowers within these industries are usually collateralized by real estate.

The principal balance of outstanding loans to directors, executive officers, principal shareholders and any affiliates of such persons was $162,000 at December 31, 2016 and $129,000 at December 31, 2015. During 2016, total additions were $170,000 and total repayments and reductions were $137,000. As of year-end 2016, all loans to this group were current and performing in accordance with contractual terms.

Loan Risk Ratings

The Corporation’s internal risk rating system follows regulatory guidance as to risk classifications and definitions. Every approved loan is assigned a risk rating. Generally, risk ratings for commercial related loans and residential mortgages held for investment are determined by a formal evaluation of risk factors performed by the Corporation’s underwriting staff. For consumer loans, and commercial loans up to $500,000, the Corporation uses third-party credit scoring software models for risk rating purposes. The loan portfolio is monitored on a continuous basis by loan officers, loan review personnel and senior management. Adjustments of loan risk ratings are generally performed by the Special Asset Committee, which includes senior management. The Committee, which typically meets monthly, makes changes, as appropriate, to risk ratings when it becomes aware of credit events such as payment delinquency, cessation of a business or project, bankruptcy or death of the borrower, or changes in collateral value.

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

The table below presents a summary of loan risk ratings by loan class at December 31, 2016 and 2015.

		Special
(dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total
December 31, 2016
Builder & developer	$138,653	$6,090	$3,508	$384	$148,635
Commercial real estate investor	236,240	1,490	5,893	0	243,623
Residential real estate investor	177,763	4,157	866	837	183,623
Hotel/Motel	81,724	0	0	361	82,085
Wholesale & retail	79,884	8,178	0	0	88,062
Manufacturing	27,564	4,439	613	0	32,616
Agriculture	50,123	796	0	929	51,848
Other	235,515	6,213	885	259	242,872
Total commercial related loans	1,027,466	31,363	11,765	2,770	1,073,364
Residential mortgage	73,340	14	85	57	73,496
Home equity	93,908	70	0	244	94,222
Other	29,420	97	129	43	29,689
Total consumer related loans	196,668	181	214	344	197,407
Total loans	$1,224,134	$31,544	$11,979	$3,114	$1,270,771

December 31, 2015
Builder & developer	$122,919	$6,775	$3,873	$411	$133,978
Commercial real estate investor	185,621	396	5,957	20	191,994
Residential real estate investor	153,072	6,601	874	597	161,144
Hotel/Motel	83,751	0	0	420	84,171
Wholesale & retail	69,973	7,678	0	43	77,694
Manufacturing	26,705	2,990	630	0	30,325
Agriculture	40,795	0	0	422	41,217
Other	212,971	1,131	855	934	215,891
Total commercial related loans	895,807	25,571	12,189	2,847	936,414
Residential mortgage	69,930	0	97	67	70,094
Home equity	85,690	516	0	202	86,408
Other	29,973	75	130	117	30,295
Total consumer related loans	185,593	591	227	386	186,797
Total loans	$1,081,400	$26,162	$12,416	$3,233	$1,123,211

Impaired Loans

The table below presents a summary of impaired loans at December 31, 2016 and 2015. Generally, impaired loans are loans risk rated substandard and nonaccrual or classified as troubled debt restructurings. An allowance is established for those individual loans that are commercial related where the Corporation has doubt as to full recovery of the outstanding principal balance. Typically, impaired consumer related loans are partially or fully charged-off eliminating the need for a specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for charge-offs.

	With No Allowance		With A Related Allowance			Total
	Recorded	Unpaid	Recorded	Unpaid	Related	Recorded	Unpaid
(dollars in thousands)	Investment	Principal	Investment	Principal	Allowance	Investment	Principal
December 31, 2016
Builder & developer	$3,508	$3,644	$384	$384	$200	$3,892	$4,028
Commercial real estate investor	5,893	5,908	0	0	0	5,893	5,908
Residential real estate investor	1,404	1,404	299	299	136	1,703	1,703
Hotel/Motel	361	361	0	0	0	361	361
Wholesale & retail	260	260	0	0	0	260	260
Manufacturing	613	613	0	0	0	613	613
Agriculture	568	568	361	361	263	929	929
Other commercial	961	961	183	298	82	1,144	1,259
Total impaired commercial related loans	13,568	13,719	1,227	1,342	681	14,795	15,061
Residential mortgage	142	222	0	0	0	142	222
Home equity	244	244	0	0	0	244	244
Other consumer	172	172	0	0	0	172	172
Total impaired consumer related loans	558	638	0	0	0	558	638
Total impaired loans	$14,126	$14,357	$1,227	$1,342	$681	$15,353	$15,699

December 31, 2015
Builder & developer	$4,284	$4,917	$0	$0	$0	$4,284	$4,917
Commercial real estate investor	5,977	5,991	0	0	0	5,977	5,991
Residential real estate investor	649	1,199	822	864	142	1,471	2,063
Hotel/Motel	420	420	0	0	0	420	420
Wholesale & retail	309	309	0	0	0	309	309
Manufacturing	630	630	0	0	0	630	630
Agriculture	0	0	422	422	263	422	422
Other commercial	1,789	1,904	0	0	0	1,789	1,904
Total impaired commercial related loans	14,058	15,370	1,244	1,286	405	15,302	16,656
Residential mortgage	164	188	0	0	0	164	188
Home equity	202	242	0	0	0	202	242
Other consumer	247	265	0	0	0	247	265
Total impaired consumer related loans	613	695	0	0	0	613	695
Total impaired loans	$14,671	$16,065	$1,244	$1,286	$405	$15,915	$17,351

The table below presents a summary of average impaired loans and related interest income that was included in net income for the years ended December 31, 2016, 2015 and 2014.

	With No Related Allowance			With A Related Allowance			Total
	Average	Total	Cash Basis	Average	Total	Cash Basis	Average	Total	Cash Basis
	Recorded	Interest	Interest	Recorded	Interest	Interest	Recorded	Interest	Interest
(dollars in thousands)	Investment	Income	Income	Investment	Income	Income	Investment	Income	Income
December 31, 2016
Builder & developer	$3,835	$230	$0	$153	$0	$0	$3,988	$230	$0
Commercial real estate investor	5,880	301	0	0	0	0	5,880	301	0
Residential real estate investor	937	29	2	489	0	0	1,426	29	2
Hotel/Motel	386	2	2	0	0	0	386	2	2
Wholesale & retail	280	11	0	0	0	0	280	11	0
Manufacturing	622	39	0	0	0	0	622	39	0
Agriculture	368	26	26	385	0	0	753	26	26
Other commercial	1,258	76	20	110	0	0	1,368	76	20
Total impaired commercial related loans	13,566	714	50	1,137	0	0	14,703	714	50
Residential mortgage	225	2	1	0	0	0	225	2	1
Home equity	285	2	2	0	0	0	285	2	2
Other consumer	216	11	4	0	0	0	216	11	4
Total impaired consumer related loans	726	15	7	0	0	0	726	15	7
Total impaired loans	$14,292	$729	$57	$1,137	$0	$0	$15,429	$729	$57

December 31, 2015
Builder & developer	$4,086	$275	$33	$1,396	$0	$0	$5,482	$275	$33
Commercial real estate investor	4,959	644	416	1,193	0	0	6,152	644	416
Residential real estate investor	871	24	1	882	27	0	1,753	51	1
Hotel/Motel	478	14	14	0	0	0	478	14	14
Wholesale & retail	373	18	2	0	0	0	373	18	2
Manufacturing	642	40	0	0	0	0	642	40	0
Agriculture	0	0	0	424	13	13	424	13	13
Other commercial	1,651	95	31	95	0	0	1,746	95	31
Total impaired commercial related loans	13,060	1,110	497	3,990	40	13	17,050	1,150	510
Residential mortgage	166	4	0	0	0	0	166	4	0
Home equity	159	2	2	0	0	0	159	2	2
Other consumer	343	22	13	0	0	0	343	22	13
Total impaired consumer related loans	668	28	15	0	0	0	668	28	15
Total impaired loans	$13,728	$1,138	$512	$3,990	$40	$13	$17,718	$1,178	$525

December 31, 2014
Builder & developer	$4,154	$290	$20	$3,958	$18	$0	$8,112	$308	$20
Commercial real estate investor	6,794	213	102	299	87	0	7,093	300	102
Residential real estate investor	527	35	26	1,409	7	0	1,936	42	26
Hotel/Motel	463	19	0	0	0	0	463	19	0
Wholesale & retail	764	90	78	0	0	0	764	90	78
Manufacturing	665	42	0	0	0	0	665	42	0
Agriculture	0	0	0	442	31	0	442	31	0
Other commercial	1,156	148	128	390	22	0	1,546	170	128
Total impaired commercial related loans	14,523	837	354	6,498	165	0	21,021	1,002	354
Residential mortgage	147	4	3	0	0	0	147	4	3
Home equity	208	4	3	0	0	0	208	4	3
Other consumer	482	32	32	0	0	0	482	32	32
Total impaired consumer related loans	837	40	38	0	0	0	837	40	38
Total impaired loans	$15,360	$877	$392	$6,498	$165	$0	$21,858	$1,042	$392

Past Due and Nonaccrual

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule which shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at December 31, 2016 and 2015.

			≥ 90 Days
	30-59	60-89	Past Due		Total Past
	Days	Days	and		Due and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Loans
December 31, 2016
Builder & developer	$1,456	$0	$0	$384	$1,840	$146,795	$148,635
Commercial real estate investor	392	209	0	0	601	243,022	243,623
Residential real estate investor	171	0	0	837	1,008	182,615	183,623
Hotel/Motel	0	0	0	361	361	81,724	82,085
Wholesale & retail	0	0	0	0	0	88,062	88,062
Manufacturing	0	0	0	0	0	32,616	32,616
Agriculture	0	0	0	929	929	50,919	51,848
Other	238	102	498	259	1,097	241,775	242,872
Total commercial related loans	2,257	311	498	2,770	5,836	1,067,528	1,073,364
Residential mortgage	55	0	68	57	180	73,316	73,496
Home equity	203	176	0	244	623	93,599	94,222
Other	131	127	167	43	468	29,221	29,689
Total consumer related loans	389	303	235	344	1,271	196,136	197,407
Total loans	$2,646	$614	$733	$3,114	$7,107	$1,263,664	$1,270,771

December 31, 2015
Builder & developer	$398	$308	$0	$411	$1,117	$132,861	$133,978
Commercial real estate investor	216	396	0	20	632	191,362	191,994
Residential real estate investor	0	304	0	597	901	160,243	161,144
Hotel/Motel	0	0	0	420	420	83,751	84,171
Wholesale & retail	0	119	0	43	162	77,532	77,694
Manufacturing	0	0	0	0	0	30,325	30,325
Agriculture	0	0	0	422	422	40,795	41,217
Other	324	0	198	934	1,456	214,435	215,891
Total commercial related loans	938	1,127	198	2,847	5,110	931,304	936,414
Residential mortgage	0	0	249	67	316	69,778	70,094
Home equity	485	71	0	202	758	85,650	86,408
Other	171	163	37	117	488	29,807	30,295
Total consumer related loans	656	234	286	386	1,562	185,235	186,797
Total loans	$1,594	$1,361	$484	$3,233	$6,672	$1,116,539	$1,123,211

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

There were no loans whose terms have been modified under TDRs during the years ended December 31, 2016 and 2015. There were no defaults during the year ended December 31, 2016 for TDRs entered into during the previous 12 month period.

NOTE 5-Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the years ended December 31, 2016, 2015 and 2014.

	Allowance for Loan Losses
	January 1, 2016				December 31, 2016
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$1,934	$(85)	$3	$532	$2,384
Commercial real estate investor	2,337	0	0	533	2,870
Residential real estate investor	2,101	(487)	187	716	2,517
Hotel/Motel	837	0	0	(30)	807
Wholesale & retail	701	0	3	99	803
Manufacturing	223	(140)	0	224	307
Agriculture	548	0	0	71	619
Other commercial	2,054	(59)	0	472	2,467
Total commercial related loans	10,735	(771)	193	2,617	12,774
Residential mortgage	67	(79)	1	96	85
Home equity	161	0	0	18	179
Other consumer	261	(116)	60	(12)	193
Total consumer related loans	489	(195)	61	102	457
Unallocated	1,480	0	0	281	1,761
Total	$12,704	$(966)	$254	$3,000	$14,992

	Allowance for Loan Losses
	January 1, 2015				December 31, 2015
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,236	$(497)	$0	$195	$1,934
Commercial real estate investor	2,204	0	0	133	2,337
Residential real estate investor	1,484	(709)	2	1,324	2,101
Hotel/Motel	671	0	0	166	837
Wholesale & retail	691	0	19	(9)	701
Manufacturing	201	0	0	22	223
Agriculture	329	0	0	219	548
Other commercial	1,554	(442)	0	942	2,054
Total commercial related loans	9,370	(1,648)	21	2,992	10,735
Residential mortgage	64	(40)	21	22	67
Home equity	176	(40)	0	25	161
Other consumer	216	(297)	25	317	261
Total consumer related loans	456	(377)	46	364	489
Unallocated	1,336	0	0	144	1,480
Total	$11,162	$(2,025)	$67	$3,500	$12,704

	Allowance for Loan Losses
	January 1, 2014				December 31, 2014
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,073	$0	$3	$160	$2,236
Commercial real estate investor	1,500	(200)	0	904	2,204
Residential real estate investor	1,482	(91)	215	(122)	1,484
Hotel/Motel	595	0	0	76	671
Wholesale & retail	637	(35)	30	59	691
Manufacturing	217	0	0	(16)	201
Agriculture	307	0	0	22	329
Other commercial	1,393	0	0	161	1,554
Total commercial related loans	8,204	(326)	248	1,244	9,370
Residential mortgage	65	(30)	4	25	64
Home equity	237	(116)	40	15	176
Other consumer	269	(280)	47	180	216
Total consumer related loans	571	(426)	91	220	456
Unallocated	1,200	0	0	136	1,336
Total	$9,975	$(752)	$339	$1,600	$11,162

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment at December 31, 2016, 2015 and 2014 along with the related loan balances for those years.

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated For	Evaluated For		Evaluated For	Evaluated For
(dollars in thousands)	Impairment	Impairment	Balance	Impairment	Impairment	Balance
December 31, 2016
Builder & developer	$200	$2,184	$2,384	$3,892	$144,743	$148,635
Commercial real estate investor	0	2,870	2,870	5,893	237,730	243,623
Residential real estate investor	136	2,381	2,517	1,703	181,920	183,623
Hotel/Motel	0	807	807	361	81,724	82,085
Wholesale & retail	0	803	803	260	87,802	88,062
Manufacturing	0	307	307	613	32,003	32,616
Agriculture	263	356	619	929	50,919	51,848
Other commercial	82	2,385	2,467	1,144	241,728	242,872
Total commercial related	681	12,093	12,774	14,795	1,058,569	1,073,364
Residential mortgage	0	85	85	142	73,354	73,496
Home equity	0	179	179	244	93,978	94,222
Other consumer	0	193	193	172	29,517	29,689
Total consumer related	0	457	457	558	196,849	197,407
Unallocated	0	1,761	1,761	-	-	-
Total	$681	$14,311	$14,992	$15,353	$1,255,418	$1,270,771

December 31, 2015
Builder & developer	$0	$1,934	$1,934	$4,284	$129,694	$133,978
Commercial real estate investor	0	2,337	2,337	5,977	186,017	191,994
Residential real estate investor	142	1,959	2,101	1,471	159,673	161,144
Hotel/Motel	0	837	837	420	83,751	84,171
Wholesale & retail	0	701	701	309	77,385	77,694
Manufacturing	0	223	223	630	29,695	30,325
Agriculture	263	285	548	422	40,795	41,217
Other commercial	0	2,054	2,054	1,789	214,102	215,891
Total commercial related	405	10,330	10,735	15,302	921,112	936,414
Residential mortgage	0	67	67	164	69,930	70,094
Home equity	0	161	161	202	86,206	86,408
Other consumer	0	261	261	247	30,048	30,295
Total consumer related	0	489	489	613	186,184	186,797
Unallocated	0	1,480	1,480	-	-	-
Total	$405	$12,299	$12,704	$15,915	$1,107,296	$1,123,211

December 31, 2014
Builder & developer	$953	$1,283	$2,236	$5,973	$108,722	$114,695
Commercial real estate investor	600	1,604	2,204	6,550	137,656	144,206
Residential real estate investor	559	925	1,484	1,738	95,824	97,562
Hotel/Motel	0	671	671	520	78,892	79,412
Wholesale & retail	0	691	691	394	74,669	75,063
Manufacturing	0	201	201	655	33,507	34,162
Agriculture	100	229	329	432	41,704	42,136
Other commercial	300	1,254	1,554	1,447	184,639	186,086
Total commercial related	2,512	6,858	9,370	17,709	755,613	773,322
Residential mortgage	0	64	64	146	32,307	32,453
Home equity	0	176	176	109	82,147	82,256
Other consumer	0	216	216	393	31,666	32,059
Total consumer related	0	456	456	648	146,120	146,768
Unallocated	0	1,336	1,336	-	-	-
Total	$2,512	$8,650	$11,162	$18,357	$901,733	$920,090

NOTE 6-Premises and Equipment

The following table presents a summary of premises and equipment as of December 31, 2016 and 2015.

(dollars in thousands)	2016	2015
Land	$4,521	$4,467
Buildings and improvements	24,560	23,726
Equipment	18,796	17,458
	47,877	45,651
Less accumulated depreciation/amortization	(23,304)	(21,045)
Premises and equipment, net	$24,573	$24,606

PeoplesBank leases certain banking branches under noncancellable operating leases. The terms include various renewal options and provide for rental increases based upon predetermined factors. Total lease expenses under operating leases amounted to $762,000 in 2016, $788,000 in 2015, and $367,000 in 2014.

At December 31, 2016, future minimum lease payments for these leases are payable as follows:

Operating
(dollars in thousands)	Leases
2017	$738
2018	692
2019	450
2020	256
2021	130
Thereafter	315
Total future minimum lease payments	$2,581

NOTE 7-Deposits

The composition of deposits as of December 31, 2016 and 2015 is shown below.

	December 31,
(dollars in thousands)	2016	2015
Noninterest bearing demand	$202,639	$162,982
NOW	130,394	102,943
Money market	425,874	360,983
Savings	78,585	69,646
Time deposits less than $100,000	242,778	238,392
Time deposits $100,000 to $250,000	134,811	122,730
Time deposits $250,000 or more	49,096	36,473
Total deposits	$1,264,177	$1,094,149

The deposits from directors, executive officers, principal shareholders and any affiliates of such persons were $1,440,000 at December 31, 2016 and $1,094,000 at December 31, 2015.

The following table presents scheduled maturities of time deposits by year as of December 31, 2016.

(dollars in thousands)	2016
2017	$203,640
2018	112,893
2019	58,924
2020	22,191
2021	27,153
Thereafter	1,884
Total time deposits	$426,685

NOTE 8-Short-term Borrowings and Long-term Debt

The schedule below provides a summary of short-term borrowings that consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. Securities sold under agreements to repurchase are overnight borrowings between PeoplesBank and its commercial depositors and are subject to daily repricing. Federal Funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. As of December 31, 2016, PeoplesBank’s total availability under Federal Funds lines was $13,000,000. Other short-term borrowings consist of credit available through the Federal Home Loan Bank of Pittsburgh (FHLBP) and the Federal Reserve Discount Window. PeoplesBank maintains a line-of credit (Open Repo Plus) with the FHLBP which is a revolving term commitment used on an overnight basis. The term of this commitment may not exceed 364 days and it reprices daily at market rates. Under terms of a blanket collateral agreement with the FHLBP, the line-of-credit and long term advances are secured by FHLBP stock and qualifying real estate secured loans. As of December 31, 2016, PeoplesBank’s total availability was $291,924,000 with the FHLBP.

The Corporation maintains a $3,000,000 line of credit with ACNB Bank to provide a source of liquidity. The line, renewable annually, is secured by a first lien on the Codorus Valley Corporate Center. The interest rate on the ACNB Bank line is Wall Street Journal Prime. No draws have been made on the line and on December 31, 2016 and 2015, the balance was zero.

The following table presents a summary of aggregate short-term borrowings as of and for the years ended December 31, 2016, 2015 and 2014.

	2016		2015		2014
		Other		Other		Other
	Repurchase	Short-term	Repurchase	Short-term	Repurchase	Short-term
(dollars in thousands)	agreements	borrowings	agreements	borrowings	agreements	borrowings
Amount outstanding at end of year	$23,637	$33,000	$74,510	$0	$42,184	$0
Weighted average interest rate at end of year	0.47%	0.94%	0.48%	0%	0.46%	0%
Maximum amount outstanding at any month-end	$36,231	$33,000	$74,510	$9,459	$51,218	$11,825
Daily average amount outstanding	$27,677	$3,452	$39,449	$200	$32,688	$1,056
Approximate weighted average interest rate for the year	0.50%	0.66%	0.49%	0.33%	0.51%	0.21%

Securities that serve as collateral for securities sold under agreements to repurchase and pledged to provide access to the Federal Reserve Bank Discount Window and other short-term borrowing remain in available-for-sale securities. The fair value of these securities was $33,795,000 and $85,201,000 on December 31, 2016 and 2015, respectively.

The following table presents a summary of long-term debt as of December 31, 2016 and 2015:

	December 31,
(dollars in thousands)	2016	2015
PeoplesBank’s obligations:
FHLBP
Due July 2016, 2.35%	0	5,000
Due September 2016, 1.18%	0	10,000
Due October 2016, 1.06%	0	10,000
Due October 2016, 1.10%	0	10,000
Due April 2017, 0.97%	10,000	10,000
Due November 2017, 1.19%	5,000	5,000
Due March 2018, 1.17%	10,000	10,000
Due June 2018, 1.87%	5,000	5,000
Due June 2018, 1.41%	10,000	0
Due November 2018, 1.62%	5,000	5,000
Due December 2018, 1.60%	15,000	0
Due June 2019, 1.64%	5,000	5,000
Due June 2019, 2.10%	5,000	5,000
Due December 2019, 1.89%	15,000	0
Due June 2020, 1.87%	15,000	15,000
Due June 2021, 2.14%	15,000	15,000
Total FHLBP	115,000	110,000
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 2.98%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 2.42% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Total long-term debt	$125,310	$120,310

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

The following table presents long-term debt maturities by year as of December 31, 2016.

(dollars in thousands)	2016
2017	$15,000
2018	45,000
2019	25,000
2020	15,000
2021	15,000
Thereafter	10,310
Total long-term debt	$125,310

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

Quantitative measures established by regulators to ensure capital adequacy require the Corporation and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to quarter-to-date average assets (leverage ratio). In December 2016, PeoplesBank received the most recent notification from the Federal Deposit Insurance Corporation, which categorized PeoplesBank as “well capitalized”, as of September 30, 2016, under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change PeoplesBank’s well capitalized category. As of December 31, 2015, PeoplesBank was also categorized as “well capitalized”.

	Actual		Minimum for Capital Adequacy (1)		Well Capitalized Minimum (2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at December 31, 2016
Capital ratios:
Common Equity Tier 1	$153,762	11.88%	$66,320	5.125%	$	n/a	n/a	%
Tier 1 risk based	163,762	12.66	85,731	6.625		n/a	n/a
Total risk based	178,754	13.81	111,611	8.625		n/a	n/a
Leverage	163,762	10.76	60,870	4.00		n/a	n/a

at December 31, 2015
Capital ratios:
Common Equity Tier 1	$143,456	12.56%	$51,395	4.50%	$	n/a	n/a
Tier 1 risk based	165,456	14.49	68,527	6.00		n/a	n/a
Total risk based	178,160	15.60	91,370	8.00		n/a	n/a
Leverage	165,456	11.73	56,398	4.00		n/a	n/a

PeoplesBank, A Codorus Valley Company
at December 31, 2016
Capital ratios:
Common Equity Tier 1	$159,832	12.38%	$66,151	5.125%		$83,899	6.50%
Tier 1 risk based	159,832	12.38	85,513	6.625		103,260	8.00
Total risk based	174,824	13.54	111,328	8.625		129,076	10.00
Leverage	159,832	10.53	60,723	4.00		75,903	5.00

at December 31, 2015
Capital ratios:
Common Equity Tier 1	$149,073	13.10%	$51,227	4.50%		$73,994	6.50
Tier 1 risk based	149,073	13.10	68,302	6.00		91,070	8.00
Total risk based	161,777	14.21	91,070	8.00		113,837	10.00
Leverage	149,073	10.60	56,248	4.00		70,310	5.00

(1)	Minimum amounts and ratios as of December 31, 2016 include the first year phase in of the capital conservation buffer of 0.625 percent required by the Basel III framework. The conservation buffer is to be phased in over a four year period beginning January 1, 2016, with the full 2.5 percent required as of January 1, 2019.

(2)	To be “well capitalized” under the prompt corrective action provisions in the Basel III framework. “Well capitalized” applies to PeoplesBank only.

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

The annualized dividend rate on the preferred stock issued under the SBLF Program was 1 percent for the periods ended December 31, 2015 and 2014, and through the redemption date of February 18, 2016.

Common Stock Dividend

Periodically, the Corporation distributes stock dividends on its common stock. The Corporation distributed 5 percent common stock dividends on December 13, 2016 and December 8, 2015 which resulted in the issuance of 398,541 and 294,161 additional common shares, respectively.

NOTE 11- Benefit Plans

Defined Contribution Plan

PeoplesBank maintains a 401(k) savings and investment plan covering substantially all employees. Under the plan, employees can contribute a percentage of their compensation subject to certain limits based on federal tax law. In 2016, 2015, and 2014, PeoplesBank made 100 percent matching contributions up to the first 4 percent of each employee’s compensation contributed to the plan, and both the employee and employer contributions vest immediately. PeoplesBank’s expense for the 401(k) savings and investment plan was $522,000 for 2016, $461,000 for 2015 and $398,000 for 2014.

Supplemental Benefit Plans

PeoplesBank maintains supplemental retirement plans for selected executives. The expense associated with these plans was approximately $255,000 for 2016, $170,000 for 2015 and $242,000 for 2014. The accrued liability for the supplemental retirement plans was $3,993,000 at December 31, 2016 and $3,923,000 at December 31, 2015. Income earned from bank owned life insurance policies was used to finance the cost of supplemental benefit plans, and provide a tax-exempt return to PeoplesBank.

Director’s Post Retirement Split-dollar Life Insurance Benefit

PeoplesBank recorded net expense of $104,000 in 2016, $3,000 in 2015 and $15,000 in 2014, on bank owned life insurance policies with a post retirement split-dollar life insurance benefit. The accrued liability for the post retirement split-dollar benefit was $363,000 at December 31, 2016 and $259,000 at December 31, 2015.

NOTE 12-Stock-Based Compensation

FASB ASC Topic 718 requires that the fair value of equity awards granted to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such awards.

The Corporation early adopted ASU 2016-09 in 2016, which provides improvements to the accounting for employee share-based payments. See Note 1 – Summary of Significant Accounting Policies for additional information.

The following table presents information about the Corporation’s stock plans, adjusted for stock dividends distributed, as of December 31, 2016.

		Number of	Number of	Number of shares
		shares	outstanding	available for future
Plan	Types of grants	reserved (2)	options (2)	issuance (2)
	Stock options
2000 Stock Incentive Plan	Stock appreciation rights
(2000 Plan) (1)	Restricted stock	9,520	9,520	0
	Stock options
	Stock appreciation rights
2007 Long Term Incentive	Restricted stock
Plan (LTIP)	Stock awards	290,685	207,849 (3)	82,836
2007 Employee Stock
Purchase Plan (ESPP)	Stock option	172,790	0	172,790
Employee Stock
Bonus Plan (ESBP)	Stock awards	18,241	0	18,241

(1)	All options available for grant under the 2000 Plan have been granted.
(2)	Shares/options are subject to adjustment in the event of specified changes in the Corporation’s capital structure.
(3)	Amount includes 46,614 of unvested options.

2000 Stock Incentive Plan and 2007 Long-Term Incentive Plan (LTIP)

Options awarded under these plans to date have been granted with an exercise price equal to the fair value of the stock on the grant date, a minimum vesting period of six months and an expiration period of ten years. Restricted awards are granted at fair value. All of the restricted shares granted in 2016 and 15,290 of the restricted shares granted in 2015 vest as follows: 1/3rd at the end of the first year from the date of grant; 1/3rd at the end of the second year from the date of grant; and 1/3rd at the end of the third year from the date of grant. The remaining 2,268 restricted shares granted in 2015 and all restricted shares granted during 2014 vest as follows: 0% at the end of the first year from the date of grant; 50% at the end of the second year from the date of grant; and 50% at the end of the third year from the date of grant. Upon exercise and/or award, the Corporation has historically issued authorized, but unissued, common stock to satisfy the options/awards.

The following table presents compensation expense and related tax benefits for stock option and restricted stock awards recognized on the consolidated statement of income.

(dollars in thousands)	2016	2015	2014
Compensation expense	$491	$325	$256
Tax benefit	(164)	(78)	(61)
Net income effect	$327	$247	$195

The tax benefit shown in the preceding table is less than the benefit that would be calculated using the Corporation’s 35% statutory Federal tax rate. Under FASB ASC Topic 718, tax benefits are only recognized over the vesting period for options that ordinarily will generate a tax deduction when exercised (non-qualified stock options) and restricted stock awards.

The Corporation granted the following stock options and restricted stock awards during the years ended December 31, 2016, 2015 and 2014.

	2016	2015	2014
Nonqualified stock options	21,723	70,184	11,846
Incentive stock options	0	5,185	22,645
Restricted stock	20,837	17,558	9,840

The weighted average grant-date fair value and weighted average assumptions used to determine the fair value using the Black-Scholes valuation model for the stock options granted are presented below.

	2016	2015	2014
Fair value	$3.64	$4.22	$5.42
Expected life (in years)	4.5	5.2	5.5
Risk-free interest rate	1.57%	1.64%	1.56%
Expected volatility	24.31%	28.22%	36.01%
Expected dividend yield	2.42%	2.59%	2.33%

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

A summary of stock options activity from the option and stock incentive plans, adjusted for stock dividends distributed, is shown below.

		Weighted Average	Weighted Average	Aggregate
		Exercise Price	Remaining	Intrinsic Value
	Options	Per Share	Contractual Term	($ 000)
Outstanding at January 1, 2016	233,826	$13.94	7.5 years	$1,306
Granted	21,723	21.50
Exercised	(27,790)	13.06
Cancelled	(10,390)	19.90
Outstanding at December 31, 2016	217,369	$14.52	6.8 years	$3,061

Vested and exercisable at December 31, 2016	170,755	$12.85	6.1 years	$2,690
Vested and non-vested, expected to vest at December 31, 2016	217,369	$14.52	6.8 years	$3,061

The following table presents information about stock options exercised for the years ended December 31, 2016, 2015 and 2014.

(dollars in thousands)	2016	2015	2014
Total intrinsic value of options exercised	$338	$481	$777
Cash received from options exercised	$364	$475	$737
Tax deduction realized from options exercised	$113	$154	$264

The following table presents information about non-vested options and restricted stock, adjusted for stock dividends distributed, for the year ended December 31, 2016.

	Stock Options		Restricted Stock
		Weighted Average		Weighted Average
		Exercise Price		Grant Date
	Options	Per Share	Shares	Fair Value
Non-vested at January 1, 2016	79,138	$19.68	31,239	$18.81
Vested	(43,857)	19.50	(11,979)	18.34
Cancelled	(10,390)	19.90	(3,373)	18.97
Granted	21,723	21.50	20,837	21.28
Non-vested at December 31, 2016	46,614	$20.64	36,724	$20.35

As of December 31, 2016, total unrecognized compensation cost related to non-vested options and restricted stock was $662,000, of which $437,000 will be recognized in 2017, $177,000 will be recognized in 2018, and $48,000 in 2019, with a weighted average recognition period of 1.0 year. The unrecognized compensation expense does not include an estimate for forfeiture of stock awards. The Corporation recognizes forfeitures in the period in which the forfeiture occurs.

Employee Stock Purchase Plan (ESPP)

Under the ESPP, eligible employees can purchase common stock of the Corporation at 85% of the fair market value of the stock at the beginning or end of the six-month offering period, whichever is lower. The ESPP is considered to be a compensatory plan. The following table presents information about the ESPP for the years ended December 31, 2016, 2015 and 2014.

	2016	2015	2014
ESPP shares purchased	9,897	7,716	7,710
Average purchase price per share (85% of market value)	$16.860	$16.530	$16.776
Compensation expense recognized (in thousands)	$34	$33	$32
Shares issued from treasury stock to satisfy the purchase of ESPP shares	1,416	990	940
Shares issued from authorized but unissued common stock to satisfy the purchase of ESPP shares	8,481	6,726	6,770

Employee Stock Bonus Plan (ESBP)

The ESBP is administered by the Compensation Committee which is comprised of non-employee members of the Corporation’s Board of Directors. Under the ESBP the Corporation may issue shares of its common stock to employees as performance based compensation. There were no shares of common stock issued under the ESBP in 2016, 2015 and 2014.

NOTE 13-Income Taxes

The following table presents the provision for income taxes for the years ended December 31, 2016, 2015 and 2014.

(dollars in thousands)	2016	2015	2014
Current tax provision
Federal	$6,221	$4,827	$4,204
State	686	417	387
Total current tax provision	6,907	5,244	4,591

Deferred tax (benefit) expense
Federal	(838)	(376)	141
State	(183)	(55)	(64)
Total deferred tax (benefit) expense	(1,021)	(431)	77
Total tax provision	$5,886	$4,813	$4,668

The differences between the effective income tax rate and the Federal statutory income tax rate for the years ended December 31, 2016, 2015 and 2014 are shown below.

	2016	2015	2014
Statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Low-income housing credits	0.0	0.0	(0.5)
Tax-exempt interest income	(3.6)	(4.7)	(5.1)
Bank owned life insurance income	(1.6)	(1.5)	(1.5)
State income taxes, net of federal tax benefit	1.7	1.5	1.3
Other, net	(0.5)	(0.1)	(0.8)
Effective income tax rate	31.0%	30.2%	28.4%

Significant components of the Corporation’s net deferred tax asset, included in other assets as of December 31, 2016 and 2015 are shown below.

(dollars in thousands)	2016	2015
Deferred tax assets
Allowance for loan losses	$5,672	$4,740
Deferred compensation	1,755	1,623
Low-income housing partnerships	312	404
Foreclosed real estate	334	366
Acquisition accounting adjustments	218	266
Net unrealized losses on available-for-sale securities	578	0
Acquired net operating loss carryforwards	347	487
Other	421	145
Total deferred tax assets	$9,637	$8,031

Deferred tax liabilities
Deferred loan fees	$528	$539
Depreciation	565	620
Net unrealized gains on available-for-sale securities	0	706
Other	391	318
Total deferred tax liabilities	$1,484	$2,183
Net deferred tax assets	$8,153	$5,848

Based on the level of historical income projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that, as of December 31, 2016, it is more likely than not that the Corporation will realize the benefits of its deferred tax assets.

NOTE 14-Commitments to Extend Credit

In the normal course of business, the Corporation is a party to various financial transactions that are not funded as of the balance sheet date. Off-balance sheet financial instruments, which enable PeoplesBank clients to meet their financing needs, are comprised mainly of commitments to extend credit and standby letters of credit. Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a client to a third party. The credit and market risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. To manage these risks, the Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments and requires collateral to support these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2016 and 2015, for guarantees under standby letters of credit issued was considered not material by management. Normally, commitments to extend credit and letters of credit have fixed expiration dates or termination clauses, have specific rates and are for specific purposes. Many of the commitments are expected to expire without being extended; therefore, total commitment amounts do not necessarily represent future cash requirements.

A summary of outstanding commitments at December 31, 2016 and 2015 is shown below.

(dollars in thousands)	2016	2015
Commitments to grant loans
Fixed rate	$104,274	$35,706
Variable rate	27,369	34,791

Unfunded commitments of existing loans
Fixed rate	$68,571	$49,818
Variable rate	229,459	181,883

Standby letters of credit	$19,505	$19,037

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

		Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
(dollars in thousands)	Total	Identical Assets	Inputs	Inputs
December 31, 2016
Securities available-for-sale:
U.S. Treasury notes	$13,937	$13,937	$0	$0
U.S. agency	25,086	0	25,086	0
U.S. agency mortgage-backed, residential	91,761	0	91,761	0
State and municipal	63,955	0	63,955	0

December 31, 2015
Securities available-for-sale:
U.S. agency	$17,414	$0	$17,414	$0
U.S. agency mortgage-backed, residential	120,581	0	120,581	0
State and municipal	75,475	0	75,475	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired Loans

Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At December 31, 2016, the fair value consists of impaired loan balances of $604,000, net of valuation allowances of $681,000 and charge-offs of $170,000, compared to impaired loan balances of $1,846,000, net of valuation allowances of $405,000 and charge-offs of $1,262,000, at December 31, 2015.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. At December 31, 2016, the fair value of foreclosed real estate with a valuation allowance or write-down was $1,594,000, which is net of valuation allowances of $881,000 and no write-downs. At December 31, 2015, the fair value of foreclosed real estate with a valuation allowance or write-down was $1,846,000, which is net of valuation allowances of $405,000 and write-downs of $1,262,000.

Mortgage Servicing Rights

Mortgage servicing rights are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. The fair value of servicing rights is based on the present value of estimated future cash flows on pools of mortgages stratified by rate and original time to maturity. Mortgage servicing rights are subsequently evaluated for impairment on a quarterly basis. Significant inputs to the valuation include expected cash flow, expected net servicing income, a cash flow discount rate and the expected life of the underlying loans. At December 31, 2016, the fair value of the mortgage servicing rights asset was $367,000. There were no mortgage servicing assets as of December 31, 2015.

		Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
(dollars in thousands)	Total	Identical Assets	Observable Inputs	Inputs
December 31, 2016
Impaired loans	$604	$0	$0	$604
Foreclosed real estate	1,594	0	0	1,594
Mortgage servicing rights	367	0	0	367

December 31, 2015
Impaired loans	$1,846	$0	$0	$1,846
Foreclosed real estate	2,003	0	0	2,003

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
(dollars in thousands)	Estimate	Techniques	Input	Range	Average
December 31, 2016
Impaired loans	$604	Appraisal (1)	Appraisal adjustments (2)	15% - 25%	19%
Foreclosed real estate	1,594	Appraisal (1)	Appraisal adjustments (2)	9% - 9%	9%
Mortgage servicing rights	367	Multiple of annual service fee	Estimated prepayment speed based on rate and term	247% - 490%	446%

December 31, 2015
Impaired loans	$1,846	Appraisal (1)	Appraisal adjustments (2)	15% - 25%	16%
Foreclosed real estate	2,003	Appraisal (1)	Appraisal adjustments (2)	7% - 38%	34%

(1)	Fair value is generally determined through independent appraisals, which generally include various level 3 inputs that are not identifiable.
(2)	Appraisals may be adjusted downward by the Corporation’s management for qualitative factors such as economic conditions, and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments as of December 31, 2016 and 2015.

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

The following presents the carrying amount and estimated fair value of the Corporation’s financial instruments as of December 31, 2016 and 2015.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices	Significant	Significant
			in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
(dollars in thousands)	Amount	Fair Value	Identical Assets	Inputs	Inputs
December 31, 2016
Financial assets
Cash and cash equivalents	$74,032	$74,032	$74,032	$0	$0
Securities available-for-sale	194,739	194,739	13,937	180,802	0
Restricted investment in bank stocks	6,926	6,926	0	6,926	0
Loans held for sale	1,548	1,603	0	1,603	0
Loans, net	1,255,779	1,251,031	0	0	1,251,031
Interest receivable	4,448	4,448	0	4,448	0
Mortgage servicing rights	324	367	0	0	367

Financial liabilities
Deposits	$1,264,177	$1,262,529	$0	$1,262,529	$0
Short-term borrowings	56,637	56,637	0	56,637	0
Long-term debt	125,310	123,353	0	115,195	8,158
Interest payable	450	450	0	450	0

Off-balance sheet instruments	0	0	0	0	0

December 31, 2015
Financial assets
Cash and cash equivalents	$57,485	$57,485	$57,485	$0	$0
Securities available-for-sale	213,470	213,470	0	213,470	0
Restricted investment in bank stocks	5,028	5,028	0	5,028	0
Loans held for sale	564	574	0	574	0
Loans, net	1,110,507	1,119,758	0	0	1,119,758
Interest receivable	4,003	4,003	0	4,003	0

Financial liabilities
Deposits	$1,094,149	$1,092,819	$0	$1,092,819	$0
Short-term borrowings	74,510	74,510	0	74,510	0
Long-term debt	120,310	117,041	0	110,195	6,846
Interest payable	468	468	0	468	0

Off-balance sheet instruments	0	0	0	0	0

Note 17—Assets and Liabilities Subject to Offsetting

Securities Sold Under Agreements to Repurchase

PeoplesBank enters into agreements with clients in which it sells securities subject to an obligation to repurchase the same securities (“repurchase agreements”). The contractual maturity of the repurchase agreement is overnight and continues until either party terminates the agreement. These repurchase agreements are accounted for as a collateralized financing arrangement (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability (short-term borrowings) in the Corporation’s consolidated financial statements of condition, while the securities underlying the repurchase agreements are appropriately segregated for safekeeping purposes and remain in the respective securities asset accounts. Thus, there is no offsetting or netting of the securities with the repurchase agreement liabilities.

Gross amounts Not Offset in
		Gross	Net Amounts	the Statements of Condition
	Gross	Amounts	of Liabilities	Financial Instruments
	Amounts of	Offset in the	Presented in	U.S Agency		Cash
	Recognized	Statements of	the Statements	mortgage-backed,		Collateral	Net
(dollars in thousands)	Liabilities	Condition	of Condition	residential	U.S. agency	Pledged	Amount
December 31, 2016
Repurchase Agreements (1)	$23,637	$0	$23,637	$(23,529)	$(108)	$0	$0

December 31, 2015
Repurchase Agreements (1)	$74,510	$0	$74,510	$(63,162)	$(11,348)	$0	$0

(1)	As of December 31, 2016 and 2015, the fair value of securities pledged in connection with repurchase agreements was $32,535,000 and $75,094,000, respectively.

Note 18-Condensed Financial Information-Parent Company Only

Condensed Balance Sheets
	December 31,
(dollars in thousands)	2016	2015
Assets
Cash and due from banks	$467	$13,023
Investment in bank subsidiary	161,027	152,759
Investment in other subsidiaries	317	317
Premises and equipment, net	3,451	3,647
Other assets	612	587
Total assets	$165,874	$170,333

Liabilities
Long-term debt	$10,310	$10,310
Long-term debt with bank subsidiary	549	728
Other liabilities	58	154
Total liabilities	10,917	11,192

Shareholders’ equity	154,957	159,141
Total liabilities and shareholders’ equity	$165,874	$170,333

Condensed Statements of Income and Comprehensive Income
	Years ended December 31,
(dollars in thousands)	2016	2015	2014
Income
Interest from investment securities	$7	$6	$6
Dividends from bank subsidiary	2,801	16,116	2,336
Total income	2,808	16,122	2,342

Expense
Interest expense on long-term debt	275	239	272
Occupancy of premises, net	174	153	154
Other	463	422	316
Total expense	912	814	742
Income before applicable income tax benefit and undistributed earnings (losses) of subsidiaries	1,896	15,308	1,600
Applicable income tax benefit	445	273	249
Income before undistributed earnings (losses) of subsidiaries	2,341	15,581	1,849
Equity in undistributed earnings (losses) of bank subsidiary	10,761	(4,446)	9,920
Net income	$13,102	$11,135	$11,769
Preferred stock dividends	16	120	174
Net income available to common shareholders	$13,086	$11,015	$11,595
Comprehensive income	$10,610	$9,839	$12,264

Note 18-Condensed Financial Information-Parent Company Only (continued)

Condensed Statements of Cash Flows
	Years ended December 31,
(dollars in thousands)	2016	2015	2014
Cash flows from operating activities
Net income	$13,102	$11,135	$11,769
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	208	207	196
Equity in undistributed (earnings) losses of subsidiaries, net	(10,761)	4,446	(9,920)
Other, net	435	555	216
Net cash provided by operating activities	2,984	16,343	2,261

Cash flows from investing activities
Additional investment in bank subsidiary	0	(19,775)	0
Outlay for business acquisition	0	(14,425)	0
Return of investment in other subsidiary	0	0	476
Investment in other subsidiary	0	0	(3)
Purchases of premises and equipment	(12)	(130)	(350)
Net cash (used in) provided by investing activities	(12)	(34,330)	123

Cash flows from financing activities
Repayments of long-term debt	(179)	(172)	(151)
Tax benefit on vested restricted stock	0	13	52
Cash dividends paid to preferred shareholders	(46)	(120)	(207)
Cash dividends paid to common shareholders	(4,144)	(2,991)	(2,611)
Redemption of preferred stock	(12,000)	0	(13,000)
Net issuance of common stock	853	33,614	13,982
Cash paid in lieu of fractional shares	(12)	(12)	(10)
Net cash (used in) provided by financing activities	(15,528)	30,332	(1,945)
Net (decrease) increase in cash and cash equivalents	(12,556)	12,345	439
Cash and cash equivalents at beginning of year	13,023	678	239
Cash and cash equivalents at end of year	$467	$13,023	$678

Note 19-Quarterly Results of Operations (Unaudited)

A summary of the quarterly results of operations for the years ended December 31, 2016 and 2015 is shown below.

	2016				2015
(dollars in thousands,	Quarter				Quarter
except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First

Interest income	$16,233	$15,660	$15,323	$15,014	$14,393	$14,117	$13,806	$13,686
Interest expense	2,231	2,245	2,124	2,049	2,094	2,095	1,977	2,008
Net interest income	14,002	13,415	13,199	12,965	12,299	12,022	11,829	11,678
Provision for loan losses	600	800	800	800	1,200	500	800	1,000
Noninterest income	2,271	2,308	2,211	2,076	2,036	2,040	1,977	1,835
Net gain on sales of loans held for sale	358	262	235	115	178	181	157	151
Noninterest expense	10,530	10,222	10,413	10,458	9,360	9,510	8,968	9,589
Income before taxes and securities gain	5,501	4,963	4,432	3,898	3,953	4,233	4,195	3,075
Net gain on sales of securities	0	0	0	194	0	121	0	371
Income before income taxes	5,501	4,963	4,432	4,092	3,953	4,354	4,195	3,446
Provision for income taxes	1,659	1,560	1,392	1,275	1,183	1,343	1,275	1,012
Net income	3,842	3,403	3,040	2,817	2,770	3,011	2,920	2,434
Preferred stock dividends	0	0	0	16	30	30	30	30
Net income available to common shareholders	$3,842	$3,403	$3,040	$2,801	$2,740	$2,981	$2,890	$2,404

Net income per common share, basic (1)	$0.46	$0.41	$0.36	$0.33	$0.40	$0.46	$0.45	$0.37
Net income per common share, diluted (1)	$0.46	$0.40	$0.36	$0.33	$0.40	$0.45	$0.45	$0.37

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

Pro forma for the year ended
(in thousands, except per share data)	December 31, 2014
Net interest income	$44,598
Noninterest income	8,246
Net income available to common shareholders	10,972

Pro forma earnings per share; adjusted:
Basic	$1.78
Diluted	$1.74

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act performed as of December 31, 2016, the Chief Executive and Chief Financial Officers of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. A Report of Management’s Assessment of Internal Control Over Financial Reporting is located on page 60 of this Annual Report, and incorporated herein by reference.

The Chief Executive and Chief Financial Officers are not aware of any changes in internal controls over financial reporting or in other factors that has materially affected these controls subsequent to December 31, 2016, the date of their evaluation.

Item 9B: Other information

None.

PART III

Item 10: Directors, executive officers and corporate governance

Information appearing in the Proxy Statement relating to the 2017 Annual Meeting of Shareholders to be held May 16, 2017 (“Proxy Statement”), under the heading, “Proposal 1-Election of Directors” and the caption “Information about Nominees and Continuing Directors,” under the heading “Information Concerning Security Ownership” and the caption “Executive Officers,” and under the heading “Governance of the Corporation” is incorporated by reference in response to this item.

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

Codorus Valley Bancorp, Inc. (Registrant)

/s/ Larry J. Miller
Larry J. Miller, Chairman,	Date: March 15, 2017
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity

/s/ Larry J. Miller	President, Chief Executive Officer,	3/15/17
Larry J. Miller	Chairman of the Board of
(Principal Executive Officer)	Directors and Director

/s/ D. Reed Anderson	Vice-Chairman of the Board of	3/15/17
D. Reed Anderson, Esq.	Directors and Lead Director

	Director	3/15/17
Brian D. Brunner

/s/ Cynthia A. Dotzel	Director	3/15/17
Cynthia A. Dotzel, CPA

/s/ Jeffrey R. Hines	Director	3/15/17
Jeffrey R. Hines, P.E.

/s/ MacGregor S. Jones	Director	3/15/17
MacGregor S. Jones

/s/ Dallas L. Smith	Director	3/15/17
Dallas L. Smith

/s/ Harry R. Swift	Director	3/15/17
Harry R. Swift, Esq.

/s/ Charles T. Field	Treasurer and Assistant Secretary	3/15/17
Charles T. Field, CPA
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for June 30, 2016, filed with the Commission on August 8, 2016)

3.2	Amended By-laws (Incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 12, 2016)

10.1	Employment Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry J. Miller, dated December 27, 2005 and amendment dated August 9, 2011(Incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for December 31, 2015, filed with the Commission on March 8, 2016) and second amendment dated March 8, 2016 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 8, 2016) *

10.2	2000 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-40532 on Form S-8, filed with the Commission on June 30, 2000) *

10.3	2001 Employee Stock Bonus Plan (Incorporated by reference to Exhibit 99.1 of Registration Statement No. 333-68410 on Form S-8, filed with the Commission on August 27, 2001) *

10.4	Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 of Registration Statement No. 333-179179 on Form S-3D, filed with the Commission on January 26, 2012)

10.5	Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller dated October 1, 1998 (Incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.6	Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Harry R. Swift dated October 1, 1998 (Incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.7	Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Jann Allen Weaver dated October 1, 1998 (Incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.8	Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller dated December 27, 2005 (Incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.9	Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Harry R. Swift dated December 27, 2005 (Incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.10	Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Jann Allen Weaver dated December 27, 2005 (Incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.11	Second Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller dated December 23, 2008 – (Incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.12	Second Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Harry R. Swift dated December 23, 2008 (Incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.13	Second Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Jann Allen Weaver dated December 23, 2008 (Incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.14	Third Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller dated May 10, 2016 – (Incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 8-K filed with the Commission on May 16, 2016) *

10.15	Form of Group Term Replacement Plan, dated January 1, 2009 pertaining to senior officers of the Corporation’s subsidiary, PeoplesBank, A Codorus Valley Company (Incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.16	Form of Director Group Term Replacement Plan, dated December 1, 1998, including Split Dollar Policy Endorsements pertaining to non-employee directors of the Corporation’s subsidiary, PeoplesBank, A Codorus Valley Company (Incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.17	Long-Term Nursing Care Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry J. Miller, dated December 27, 2005 (Incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for December 31, 2015, filed with the Commission on March 8, 2016) *

10.18	Codorus Valley Bancorp, Inc. Change in Control and Supplemental Benefit Trust Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Hershey Trust Company, dated January 25, 2006 and Resignation and Appointment of Trustee (Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for December 31, 2015, filed with the Commission on March 8, 2016) *

10.19	Amended and Restated Declaration of Trust of CVB Statutory Trust No. 2, dated as of June 28, 2006, among Codorus Valley Bancorp, Inc., as sponsor, the Delaware and institutional trustee named therein, and the administrators named therein. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.20	Indenture, dated as of June 28, 2006, between Codorus Valley Bancorp, Inc., as issuer, and the trustee named therein, relating to the Junior Subordinated Debt Securities due 2036. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.21	Guarantee Agreement, dated as of June 28, 2006, between Codorus Valley Bancorp, Inc. and guarantee trustee named therein. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.22	2007 Long-Term Incentive Plan of Codorus Valley Bancorp, Inc. (Incorporated by reference to Exhibit A of the Registrant’s definitive proxy statement, dated April 6, 2012) *

10.23	2007 Employee Stock Purchase Plan (Incorporated by reference to Exhibit B of the Registrant’s definitive proxy statement, dated April 6, 2012) *

10.24	Executive Incentive Plan – filed herewith *

10.25	Form of Change of Control Agreement dated June 23, 2016 by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and each of Diane E. Baker and Amy L. Doll (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 28, 2016)

10.26	Employment Agreement of A. Dwight Utz dated September 17, 2015 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 22, 2015) *

10.27	First Amendment to Employment Agreement of A. Dwight Utz dated April 14, 2016 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 15, 2016) *

10.28	Change of Control Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Charles T. Field, dated November 9, 2016. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 15, 2016) *

10.29	Change of Control Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Matthew A. Clemens, dated July 14, 2016 – filed herewith *

10.30	Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Matthew A. Clemens, dated October 1, 2002 – filed herewith *

10.31	Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Matthew A. Clemens, dated December 27, 2005 – filed herewith *

10.32	Second Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Matthew A. Clemens, dated December 23, 2008 – filed herewith *

10.33	Third Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Matthew A. Clemens, dated March 11, 2014 – filed herewith *

12	Statements Regarding Computation of Ratios – filed herewith

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2012 filed with the Commission on November 13, 2012)

21	List of subsidiaries of Codorus Valley Bancorp, Inc.

23	Consents of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data file containing the following financial statements of Codorus Valley Bancorp, Inc. formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2016 and 2015, (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014, (iv) Consolidated Statements of Cash Flow for the years ended December 31, 2016, 2015, and 2014, (v) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015, and 2014 and (vi) Notes to Consolidated Financial Statements – filed herewith.

* Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.