Form 10-Q
period 2017-03-31
CODORUS VALLEY BANCORP INC
filed 2017-05-08
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On May 1, 2017, 8,438,317 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.

Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
(dollars in thousands, except per share data)	2017	2016
Assets
Interest bearing deposits with banks	$71,723	$54,966
Cash and due from banks	15,896	19,066
Total cash and cash equivalents	87,619	74,032
Securities, available-for-sale	191,379	194,739
Restricted investment in bank stocks, at cost	7,326	6,926
Loans held for sale	1,415	1,548
Loans (net of deferred fees of $3,930 - 2017 and $3,685 - 2016)	1,318,625	1,270,771
Less-allowance for loan losses	(15,704)	(14,992)
Net loans	1,302,921	1,255,779
Premises and equipment, net	24,532	24,573
Goodwill	2,301	2,301
Other assets	53,047	51,689
Total assets	$1,670,540	$1,611,587

Liabilities
Deposits
Noninterest bearing	$213,261	$202,639
Interest bearing	1,087,947	1,061,538
Total deposits	1,301,208	1,264,177
Short-term borrowings	53,604	56,637
Long-term debt	145,310	125,310
Other liabilities	12,479	10,506
Total liabilities	1,512,601	1,456,630

Shareholders’ equity
Preferred stock, par value $2.50 per share;
1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, par value $2.50 per share; 15,000,000 shares authorized; shares issued
and outstanding: 8,433,701 at March 31, 2017 and 8,426,873 at December 31, 2016	21,084	21,067
Additional paid-in capital	106,336	106,102
Retained earnings	31,190	28,909
Accumulated other comprehensive loss	(671)	(1,121)
Total shareholders’ equity	157,939	154,957
Total liabilities and shareholders’ equity	$1,670,540	$1,611,587

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Income

Unaudited

	Three months ended
	March 31,
(dollars in thousands, except per share data)	2017	2016
Interest income
Loans, including fees	$15,394	$13,811
Investment securities:
Taxable	649	702
Tax-exempt	333	425
Dividends	76	68
Other	53	8
Total interest income	16,505	15,014

Interest expense
Deposits	1,807	1,510
Federal funds purchased and other short-term borrowings	92	54
Long-term debt	546	485
Total interest expense	2,445	2,049
Net interest income	14,060	12,965
Provision for loan losses	650	800
Net interest income after provision for loan losses	13,410	12,165

Noninterest income
Trust and investment services fees	659	617
Income from mutual fund, annuity and insurance sales	211	259
Service charges on deposit accounts	970	837
Income from bank owned life insurance	272	174
Other income	280	189
Gain on sales of loans held for sale	289	115
Gain on sales of securities	0	194
Total noninterest income	2,681	2,385

Noninterest expense
Personnel	6,736	5,997
Occupancy of premises, net	871	897
Furniture and equipment	695	725
Postage, stationery and supplies	165	173
Professional and legal	149	163
Marketing	336	469
FDIC insurance	153	166
Debit card processing	215	297
Charitable donations	666	741
Telecommunications	204	162
External data processing	395	333
Foreclosed real estate including (recovery of) provision for losses	(29)	40
Other	507	295
Total noninterest expense	11,063	10,458
Income before income taxes	5,028	4,092
Provision for income taxes	1,609	1,275
Net income	3,419	2,817
Preferred stock dividends	0	16
Net income available to common shareholders	$3,419	$2,801
Net income per common share, basic	$0.41	$0.33
Net income per common share, diluted	$0.40	$0.33

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Comprehensive Income

Unaudited

	Three months ended
	March 31,
(dollars in thousands)	2017	2016
Net income	$3,419	$2,817
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding gains arising during the period (net of tax expense of $242 and $513, respectively)	450	996
Reclassification adjustment for (gains) included in net income (net of tax expense of $0 and $66, respectively) (a) (b)	0	(128)
Net unrealized gains	450	868
Comprehensive income	$3,869	$3,685

(a)	Amounts are included in net gain on sales of securities on the Consolidated Statements of Income within noninterest income.
(b)	Income tax amounts are included in provision for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Cash Flows

Unaudited

	Three months ended
	March 31,
(dollars in thousands)	2017	2016
Cash flows from operating activities
Net income	$3,419	$2,817
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	562	574
Net amortization of premiums on securities	200	220
Amortization of deferred loan origination fees and costs	(366)	(236)
Provision for loan losses	650	800
(Reversal of) provision for losses on foreclosed real estate	(47)	0
Increase in bank owned life insurance	(272)	(174)
Originations of loans held for sale	(9,268)	(8,805)
Proceeds from sales of loans held for sale	9,354	7,985
Gain on sales of loans held for sale	(289)	(115)
(Gain) loss on disposal of premises and equipment	(7)	2
Gain on sales of securities, available-for-sale	0	(194)
(Gain) loss on sales of foreclosed real estate	(11)	1
Stock-based compensation	133	123
Decrease in interest receivable	477	72
(Decrease) increase in other assets	(317)	228
Increase in interest payable	14	42
Increase in other liabilities	1,966	1,044
Net cash provided by operating activities	6,198	4,384
Cash flows from investing activities
Purchases of securities, available-for-sale	(4,875)	(12,156)
Maturities, repayments and calls of securities, available-for-sale	8,702	14,096
Sales of securities, available-for-sale	0	12,903
Net decrease in restricted investment in bank stock	(400)	(343)
Net increase in loans made to customers	(46,288)	(27,114)
Purchases of premises and equipment	(514)	(762)
Investment in bank owned life insurance	(4,000)	(1,987)
Proceeds from sales of foreclosed real estate	1,786	133
Net cash used in investing activities	(45,589)	(15,230)
Cash flows from financing activities
Net increase in demand and savings deposits	41,873	24,905
Net (decrease) increase in time deposits	(4,842)	1,779
Net decrease in short-term borrowings	(3,033)	(47,924)
Proceeds from issuance of long-term debt	20,000	0
Cash dividends paid to preferred shareholder	0	(46)
Cash dividends paid to common shareholders	(1,138)	(1,035)
Redemption of preferred stock	0	(12,000)
Issuance of common stock	118	119
Net cash provided by (used in) financing activities	52,978	(34,202)
Net increase (decrease) in cash and cash equivalents	13,587	(45,048)
Cash and cash equivalents at beginning of year	74,032	57,485
Cash and cash equivalents at end of period	$87,619	$12,437

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Unaudited

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Stock	Capital	Earnings	Income	Stock	Total

Balance, January 1, 2017	$0	$21,067	$106,102	$28,909	$(1,121)	$0	$154,957
Net income				3,419			3,419
Other comprehensive income, net of tax					450		450
Common stock cash dividends ($0.135 per share)				(1,138)			(1,138)
Stock-based compensation			133				133
Issuance and reissuance of common stock:
4,383 shares under the dividend reinvestment and stock purchase plan		11	107				118
2,445 shares of stock-based compensation awards		6	(6)				0

Balance, March 31, 2017	$0	$21,084	$106,336	$31,190	$(671)	$0	$157,939

Balance, January 1, 2016	$12,000	$19,893	$97,338	$28,539	$1,371	$0	$159,141
Net income				2,817			2,817
Other comprehensive income, net of tax					868		868
Common stock cash dividends ($0.124 per share, adjusted)				(1,035)			(1,035)
Preferred stock cash dividends				(16)			(16)
Redemption of preferred stock	(12,000)						(12,000)
Stock-based compensation			123				123
Forfeiture of restricted stock			4			(4)	0
Issuance and reissuance of common stock:
5,378 shares under the dividend reinvestment and stock purchase plan		13	94				107
704 shares under the stock option plan			10			2	12
1,005 shares of stock-based compensation awards		3	(3)				0

Balance, March 31, 2016	$0	$19,909	$97,566	$30,305	$2,239	$(2)	$150,017

See accompanying notes.

Note 1—Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

The accompanying consolidated balance sheet at December 31, 2016 has been derived from audited financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and FASB Accounting Standards Codification (ASC) 270. Accordingly, the interim financial statements do not include all of the financial information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim consolidated financial statements include all adjustments necessary to present fairly the financial condition and results of operations for the reported periods, and all such adjustments are of a normal and recurring nature.

Codorus Valley Bancorp, Inc. (“Corporation” or “Codorus Valley”) is a one-bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (“PeoplesBank” or “Bank”). PeoplesBank operates three wholly-owned subsidiaries as of March 31, 2017. Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, which sells nondeposit investment products in Pennsylvania, SYC Settlement Services, Inc., which provides real estate settlement services and Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, which sells nondeposit investment products in Maryland. In addition, PeoplesBank may periodically create nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending the liquidation of these properties. PeoplesBank operates under a state charter and is subject to regulation by the Pennsylvania Department of Banking and Securities, and the Federal Deposit Insurance Corporation. The Corporation is subject to regulation by the Federal Reserve Board and the Pennsylvania Department of Banking and Securities.

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and two wholly-owned nonbank subsidiaries, SYC Realty Company, Inc. and CVLY Subsidiary Corp. SYC Realty was inactive during the period ended March 31, 2017. CVLY Subsidiary Corp. was the surviving merged entity resulting from the acquisition of Madison Bancorp, Inc. (“Madison”) and may be used, as needed, for the financial and legal management of future acquisition transactions. The accounts of CVB Statutory Trust No. 1 and No. 2 are not included in the consolidated financial statements as discussed in Note 7—Short-Term Borrowings and Long-Term Debt. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

These consolidated statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of March 31, 2017 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

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

Generally, for all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan may be currently performing. A past due loan may remain on accrual status if it is in the process of collection and well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to the Corporation’s judgment as to the collectability of principal. Generally, nonaccrual loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

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

The following is a summary of acquired impaired loans from the merger with Madison Bancorp, Inc.:

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

As disclosed in Note 4—Loans, the Corporation engages in commercial and consumer lending. Loans are made within the Corporation’s primary market area and surrounding areas, and include the purchase of whole loan or participation interests in loans from other financial institutions or private equity companies. Commercial loans, which pose the greatest risk of loss to the Corporation, whether originated or purchased, are generally secured by real estate. Within the broad commercial loan segment, the builder & developer and commercial real estate investor loan classes generally present a higher level of risk than other commercial loan classifications. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties, unstable real estate prices and the dependency upon successful construction and sale or operation of the real estate project. Within the consumer loan segment, junior (i.e., second) liens present a higher risk to the Corporation because economic and housing market conditions can adversely affect the underlying value of the collateral, which could render the Corporation under-secured or unsecured. In addition, economic and housing market conditions can adversely affect the ability of some borrowers to service their debt.

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

Banking regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to the Corporation. Based on an analysis of the loan portfolio, the Corporation believes that the level of the allowance for loan losses at March 31, 2017 is adequate.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in-substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, obtained from an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a write-down. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At March 31, 2017, foreclosed real estate, net of allowance, was $68,000, compared to $2,705,000 at December 31, 2016. Included within loans receivable as of March 31, 2017 was a recorded investment of $213,000 of consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

Mortgage Servicing Rights

PeoplesBank retained servicing of sold mortgage loans beginning in 2016. The mortgage servicing rights (MSRs) associated with the sold loans are included in other assets on the consolidated balance sheets at an amount equal to the estimated fair value of the contractual rights to service the mortgage loans. The MSR asset is amortized as a reduction to servicing income. The MSR asset is evaluated periodically for impairment and carried at the lower of amortized cost or fair value. A third party calculates fair value by discounting the estimated cash flows from servicing income using a rate consistent with the risk associated with these assets and an expected life commensurate with the expected life of the underlying loans. In the event that the amortized cost of the MSR asset exceeds the fair value of the asset, a valuation allowance would be established through a charge against servicing income. Subsequent fair value evaluations may determine that impairment has been reduced or eliminated, in which case the valuation allowance would be reduced through a credit to earnings. On March 31, 2017, the MSR asset was $416,000 and the balance of residential mortgage loans serviced for third parties was $44,221,000. The MSR asset was $324,000 and the balance of residential mortgage loans serviced for third parties was $36,969,000 at December 31, 2016.

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

At March 31, 2017, the Corporation does not have any indicators of potential impairment of either goodwill or core deposit intangibles.

Per Common Share Data

All per share computations include the effect of stock dividends distributed. The computation of net income per common share is provided in the table below.

	Three months ended
	March 31,
(in thousands, except per share data)	2017	2016
Net income available to common shareholders	$3,419	$2,801

Weighted average shares outstanding (basic)	8,430	8,358
Effect of dilutive stock options	94	67
Weighted average shares outstanding (diluted)	8,524	8,425

Basic earnings per common share	$0.41	$0.33
Diluted earnings per common share	$0.40	$0.33

Anti-dilutive stock options excluded from the
computation of earnings per share	0	78

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

Supplemental cash flow information is provided in the table below.

	Three months ended
	March 31,
(dollars in thousands)	2017	2016
Cash paid during the period for:
Income taxes	$0	$80
Interest	$2,432	$2,007

Noncash investing activities:
Transfer of loans held for sale to the held-to-maturity portfolio	$228	$0
Sale of foreclosed real estate through loans	$910	$0

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). This standard simplifies the test for goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill, which currently is Step 2 of the goodwill impairment test. Instead, the goodwill impairment test will consist of a single quantitative step comparing the fair value of the reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and any interim goodwill impairment tests in reporting periods beginning after December 15, 2019. Early adoption is permitted. The Corporation intends to adopt this standard effective with its October 1, 2020 goodwill impairment test and the adoption of this standard is not expected to have a material impact on its consolidated financial statements.

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

Note 2-Securities

A summary of securities available-for-sale at March 31, 2017 and December 31, 2016 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof and investments in the obligations of states and municipalities. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At March 31, 2017, the fair value of the municipal bond portfolio was concentrated in the state of Pennsylvania at 73 percent.

	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2017
Debt securities:
U.S. Treasury notes	$14,736	$0	$(717)	$14,019
U.S. agency	26,037	0	(850)	25,187
U.S. agency mortgage-backed, residential	90,507	809	(214)	91,102
State and municipal	61,131	314	(374)	61,071
Total debt securities	$192,411	$1,123	$(2,155)	$191,379
December 31, 2016
Debt securities:
U.S. Treasury notes	$14,730	$0	$(793)	$13,937
U.S. agency	26,045	1	(960)	25,086
U.S. agency mortgage-backed, residential	91,242	804	(285)	91,761
State and municipal	64,421	272	(738)	63,955
Total debt securities	$196,438	$1,077	$(2,776)	$194,739

The amortized cost and estimated fair value of debt securities at March 31, 2017 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$23,059	$23,103
Due after one year through five years	109,248	110,007
Due after five years through ten years	55,412	53,562
Due after ten years	4,692	4,707
Total debt securities	$192,411	$191,379

Gross realized gains and losses on sales of securities available-for-sale are shown below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Three months ended
	March 31,
(dollars in thousands)	2017	2016
Realized gains	$0	$194
Realized losses	0	0
Net gains	$0	$194

Securities, issued by agencies of the federal government, with a carrying value of $167,894,000 and $160,357,000 on March 31, 2017 and December 31, 2016, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at March 31, 2017 and December 31, 2016.

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
March 31, 2017
Debt securities:
U.S. Treasury notes	3	$14,019	$(717)	0	$0	$0	3	$14,019	$(717)
U.S. agency	7	25,187	(850)	0	0	0	7	25,187	(850)
U.S. agency mortgage-backed, residential	9	21,556	(214)	0	0	0	9	21,556	(214)
State and municipal	51	26,050	(371)	1	501	(3)	52	26,551	(374)
Total temporarily impaired debt securities, available-for-sale	70	$86,812	$(2,152)	1	$501	$(3)	71	$87,313	$(2,155)
December 31, 2016
Debt securities:
U.S. Treasury notes	3	$13,937	$(793)	0	$0	$0	3	$13,937	$(793)
U.S. agency	6	22,083	(960)	0	0	0	6	22,083	(960)
U.S. agency mortgage-backed, residential	15	36,473	(285)	0	0	0	15	36,473	(285)
State and municipal	83	40,092	(734)	1	501	(4)	84	40,593	(738)
Total temporarily impaired debt securities, available-for-sale	107	$112,585	$(2,772)	1	$501	$(4)	108	$113,086	$(2,776)

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

The Corporation believes that unrealized losses at March 31, 2017 were primarily the result of changes in market interest rates and that the Corporation has the ability to hold these investments for a time necessary to recover the amortized cost. Through March 31, 2017 the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

Note 3—Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of March 31, 2017 and December 31, 2016, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (FHLBP) and, to a lesser degree, Atlantic Community Bancshares, Inc. (ACBI), the parent company of Atlantic Community Bankers Bank (ACBB). Under the FHLBP’s Capital Plan, PeoplesBank is required to maintain a minimum member stock investment, as a condition of becoming and remaining a member and as a condition of obtaining borrowings from the FHLBP. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the periods ended March 31, 2017 and 2016. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended March 31, 2017 and 2016.

Note 4—Loans

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at March 31, 2017 and December 31, 2016. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance. Those industries representing the largest dollar investment and most risk are listed separately. The “Other” commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

	March 31,	% Total	December 31,	% Total
(dollars in thousands)	2017	Loans	2016	Loans
Builder & developer	$164,637	12.5	$148,635	11.7
Commercial real estate investor	248,785	18.9	243,623	19.2
Residential real estate investor	199,017	15.1	183,623	14.4
Hotel/Motel	69,528	5.3	82,085	6.5
Wholesale & retail	93,368	7.1	88,062	6.9
Manufacturing	40,254	3.1	32,616	2.6
Agriculture	55,613	4.2	51,848	4.1
Other	250,815	18.9	242,872	19.1
Total commercial related loans	1,122,017	85.1	1,073,364	84.5
Residential mortgages	73,134	5.5	73,496	5.8
Home equity	94,987	7.2	94,222	7.4
Other	28,487	2.2	29,689	2.3
Total consumer related loans	196,608	14.9	197,407	15.5
Total loans	$1,318,625	100.0	$1,270,771	100.0

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

The table below presents a summary of loan risk ratings by loan class at March 31, 2017 and December 31, 2016.

		Special
(dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total
March 31, 2017
Builder & developer	$155,189	$6,005	$3,059	$384	$164,637
Commercial real estate investor	242,535	1,486	4,512	252	248,785
Residential real estate investor	192,881	4,117	692	1,327	199,017
Hotel/Motel	69,492	0	0	36	69,528
Wholesale & retail	85,963	387	7,018	0	93,368
Manufacturing	35,239	1,791	3,224	0	40,254
Agriculture	53,909	1,353	0	351	55,613
Other	243,719	5,823	892	381	250,815
Total commercial related loans	1,078,927	20,962	19,397	2,731	1,122,017
Residential mortgage	73,041	0	85	8	73,134
Home equity	94,542	49	0	396	94,987
Other	28,082	106	9	290	28,487
Total consumer related loans	195,665	155	94	694	196,608
Total loans	$1,274,592	$21,117	$19,491	$3,425	$1,318,625

December 31, 2016
Builder & developer	$138,653	$6,090	$3,508	$384	$148,635
Commercial real estate investor	236,240	1,490	5,893	0	243,623
Residential real estate investor	177,763	4,157	866	837	183,623
Hotel/Motel	81,724	0	0	361	82,085
Wholesale & retail	79,884	8,178	0	0	88,062
Manufacturing	27,564	4,439	613	0	32,616
Agriculture	50,123	796	0	929	51,848
Other	235,515	6,213	885	259	242,872
Total commercial related loans	1,027,466	31,363	11,765	2,770	1,073,364
Residential mortgage	73,340	14	85	57	73,496
Home equity	93,908	70	0	244	94,222
Other	29,420	97	129	43	29,689
Total consumer related loans	196,668	181	214	344	197,407
Total loans	$1,224,134	$31,544	$11,979	$3,114	$1,270,771

Impaired Loans

The table below presents a summary of impaired loans at March 31, 2017 and December 31, 2016. Generally, impaired loans are loans risk rated substandard and nonaccrual. An allowance is established for individual commercial loans where the Corporation has doubt as to full recovery of the outstanding principal balance. The recorded investment represents outstanding unpaid principal loan balances adjusted for charge-offs.

	With No Allowance		With A Related Allowance			Total
	Recorded	Unpaid	Recorded	Unpaid	Related	Recorded	Unpaid
(dollars in thousands)	Investment	Principal	Investment	Principal	Allowance	Investment	Principal
March 31, 2017
Builder & developer	$3,059	$3,194	$384	$384	$200	$3,443	$3,578
Commercial real estate investor	4,764	4,778	0	0	0	4,764	4,778
Residential real estate investor	1,399	1,399	620	620	269	2,019	2,019
Hotel/Motel	0	0	36	36	31	36	36
Wholesale & retail	7,276	7,276	0	0	0	7,276	7,276
Manufacturing	1,949	1,949	1,275	1,275	400	3,224	3,224
Agriculture	0	0	351	351	263	351	351
Other commercial	1,091	1,091	182	298	82	1,273	1,389
Total impaired commercial related loans	19,538	19,687	2,848	2,964	1,245	22,386	22,651
Residential mortgage	93	122	0	0	0	93	122
Home equity	396	396	0	0	0	396	396
Other consumer	299	299	0	0	0	299	299
Total impaired consumer related loans	788	817	0	0	0	788	817
Total impaired loans	$20,326	$20,504	$2,848	$2,964	$1,245	$23,174	$23,468

December 31, 2016
Builder & developer	$3,508	$3,644	$384	$384	$200	$3,892	$4,028
Commercial real estate investor	5,893	5,908	0	0	0	5,893	5,908
Residential real estate investor	1,404	1,404	299	299	136	1,703	1,703
Hotel/Motel	361	361	0	0	0	361	361
Wholesale & retail	260	260	0	0	0	260	260
Manufacturing	613	613	0	0	0	613	613
Agriculture	568	568	361	361	263	929	929
Other commercial	961	961	183	298	82	1,144	1,259
Total impaired commercial related loans	13,568	13,719	1,227	1,342	681	14,795	15,061
Residential mortgage	142	222	0	0	0	142	222
Home equity	244	244	0	0	0	244	244
Other consumer	172	172	0	0	0	172	172
Total impaired consumer related loans	558	638	0	0	0	558	638
Total impaired loans	$14,126	$14,357	$1,227	$1,342	$681	$15,353	$15,699

The table below presents a summary of average impaired loans and related interest income that was included in net income for the three months ended March 31, 2017 and March 31, 2016.

	With No Related Allowance			With A Related Allowance			Total
	Average	Total	Cash Basis	Average	Total	Cash Basis	Average	Total	Cash Basis
	Recorded	Interest	Interest	Recorded	Interest	Interest	Recorded	Interest	Interest
(dollars in thousands)	Investment	Income	Income	Investment	Income	Income	Investment	Income	Income
Three months ended March 31, 2017
Builder & developer	$3,284	$54	$0	$384	$0	$0	$3,668	$54	$0
Commercial real estate investor	5,328	63	7	0	0	0	5,328	63	7
Residential real estate investor	1,402	14	5	460	0	0	1,862	14	5
Hotel/Motel	180	0	0	18	0	0	198	0	0
Wholesale & retail	3,768	3	0	0	0	0	3,768	3	0
Manufacturing	1,281	9	0	637	0	0	1,918	9	0
Agriculture	284	0	0	356	0	0	640	0	0
Other commercial	1,026	14	0	183	0	0	1,209	14	0
Total impaired commercial related loans	16,553	157	12	2,038	0	0	18,591	157	12
Residential mortgage	117	0	0	0	0	0	117	0	0
Home equity	320	1	1	0	0	0	320	1	1
Other consumer	235	1	1	0	0	0	235	1	1
Total impaired consumer related loans	672	2	2	0	0	0	672	2	2
Total impaired loans	$17,225	$159	$14	$2,038	$0	$0	$19,263	$159	$14

Three months ended March 31, 2016
Builder & developer	$4,111	$59	$0	$0	$0	$0	$4,111	$59	$0
Commercial real estate investor	5,899	76	0	0	0	0	5,899	76	0
Residential real estate investor	555	5	0	817	7	0	1,372	12	0
Hotel/Motel	416	2	2	0	0	0	416	2	2
Wholesale & retail	301	3	0	0	0	0	301	3	0
Manufacturing	628	10	0	0	0	0	628	10	0
Agriculture	0	0	0	406	0	0	406	0	0
Other commercial	1,709	18	4	0	0	0	1,709	18	4
Total impaired commercial related loans	13,619	173	6	1,223	7	0	14,842	180	6
Residential mortgage	230	0	0	0	0	0	230	0	0
Home equity	277	1	1	0	0	0	277	1	1
Other consumer	261	3	2	0	0	0	261	3	2
Total impaired consumer related loans	768	4	3	0	0	0	768	4	3
Total impaired loans	$14,387	$177	$9	$1,223	$7	$0	$15,610	$184	$9

Past Due and Nonaccrual

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule that shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at March 31, 2017 and December 31, 2016.

			≥ 90 Days
	30-59	60-89	Past Due		Total Past
	Days	Days	and		Due and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Loans
March 31, 2017
Builder & developer	$3,972	$201	$0	$384	$4,557	$160,080	$164,637
Commercial real estate investor	294	0	0	252	546	248,239	248,785
Residential real estate investor	0	0	0	1,327	1,327	197,690	199,017
Hotel/Motel	0	0	0	36	36	69,492	69,528
Wholesale & retail	41	130	0	0	171	93,197	93,368
Manufacturing	0	0	0	0	0	40,254	40,254
Agriculture	0	0	0	351	351	55,262	55,613
Other	473	83	0	381	937	249,878	250,815
Total commercial related loans	4,780	414	0	2,731	7,925	1,114,092	1,122,017
Residential mortgage	49	0	68	8	125	73,009	73,134
Home equity	73	143	0	396	612	94,375	94,987
Other	191	9	12	290	502	27,985	28,487
Total consumer related loans	313	152	80	694	1,239	195,369	196,608
Total loans	$5,093	$566	$80	$3,425	$9,164	$1,309,461	$1,318,625

December 31, 2016
Builder & developer	$1,456	$0	$0	$384	$1,840	$146,795	$148,635
Commercial real estate investor	392	209	0	0	601	243,022	243,623
Residential real estate investor	171	0	0	837	1,008	182,615	183,623
Hotel/Motel	0	0	0	361	361	81,724	82,085
Wholesale & retail	0	0	0	0	0	88,062	88,062
Manufacturing	0	0	0	0	0	32,616	32,616
Agriculture	0	0	0	929	929	50,919	51,848
Other	238	102	498	259	1,097	241,775	242,872
Total commercial related loans	2,257	311	498	2,770	5,836	1,067,528	1,073,364
Residential mortgage	55	0	68	57	180	73,316	73,496
Home equity	203	176	0	244	623	93,599	94,222
Other	131	127	167	43	468	29,221	29,689
Total consumer related loans	389	303	235	344	1,271	196,136	197,407
Total loans	$2,646	$614	$733	$3,114	$7,107	$1,263,664	$1,270,771

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

There were no loans whose terms have been modified under TDRs during the three months ended March 31, 2017 and March 31, 2016. There were no defaults during the three months ended March 31, 2017 for TDRs entered into during the previous 12 month period.

NOTE 5 – Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the three months ended March 31, 2017 and March 31, 2016.

	Allowance for Loan Losses
(dollars in thousands)	January 1, 2017 Balance	Charge-offs	Recoveries	Provision	March 31, 2017 Balance
Builder & developer	$2,384	$0	$0	$274	$2,658
Commercial real estate investor	2,870	0	0	137	3,007
Residential real estate investor	2,517	0	53	(61)	2,509
Hotel/Motel	807	0	0	(60)	747
Wholesale & retail	803	0	0	26	829
Manufacturing	307	0	0	482	789
Agriculture	619	0	0	44	663
Other commercial	2,467	0	0	59	2,526
Total commercial related loans	12,774	0	53	901	13,728
Residential mortgage	85	0	5	(2)	88
Home equity	179	0	0	3	182
Other consumer	193	0	4	(121)	76
Total consumer related loans	457	0	9	(120)	346
Unallocated	1,761	0	0	(131)	1,630
Total	$14,992	$0	$62	$650	$15,704

	Allowance for Loan Losses
(dollars in thousands)	January 1, 2016 Balance	Charge-offs	Recoveries	Provision	March 31, 2016 Balance
Builder & developer	$1,934	$0	$0	$129	$2,063
Commercial real estate investor	2,337	0	0	270	2,607
Residential real estate investor	2,101	(186)	0	252	2,167
Hotel/Motel	837	0	0	(5)	832
Wholesale & retail	701	0	1	(10)	692
Manufacturing	223	(140)	0	228	311
Agriculture	548	0	0	1	549
Other commercial	2,054	(42)	0	124	2,136
Total commercial related loans	10,735	(368)	1	989	11,357
Residential mortgage	67	(24)	0	30	73
Home equity	161	0	0	1	162
Other consumer	261	(27)	4	(27)	211
Total consumer related loans	489	(51)	4	4	446
Unallocated	1,480	0	0	(193)	1,287
Total	$12,704	$(419)	$5	$800	$13,090

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment at March 31, 2017 and December 31, 2016.

	Allowance for Loan Losses			Loans
(dollars in thousands)	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Balance	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Balance
March 31, 2017
Builder & developer	$200	$2,458	$2,658	$3,443	$161,194	$164,637
Commercial real estate investor	0	3,007	3,007	4,764	244,021	248,785
Residential real estate investor	269	2,240	2,509	2,019	196,998	199,017
Hotel/Motel	31	716	747	36	69,492	69,528
Wholesale & retail	0	829	829	7,276	86,092	93,368
Manufacturing	400	389	789	3,224	37,030	40,254
Agriculture	263	400	663	351	55,262	55,613
Other commercial	82	2,444	2,526	1,273	249,542	250,815
Total commercial related	1,245	12,483	13,728	22,386	1,099,631	1,122,017
Residential mortgage	0	88	88	93	73,041	73,134
Home equity	0	182	182	396	94,591	94,987
Other consumer	0	76	76	299	28,188	28,487
Total consumer related	0	346	346	788	195,820	196,608
Unallocated	0	1,630	1,630	-	-	-
Total	$1,245	$14,459	$15,704	$23,174	$1,295,451	$1,318,625

December 31, 2016
Builder & developer	$200	$2,184	$2,384	$3,892	$144,743	$148,635
Commercial real estate investor	0	2,870	2,870	5,893	237,730	243,623
Residential real estate investor	136	2,381	2,517	1,703	181,920	183,623
Hotel/Motel	0	807	807	361	81,724	82,085
Wholesale & retail	0	803	803	260	87,802	88,062
Manufacturing	0	307	307	613	32,003	32,616
Agriculture	263	356	619	929	50,919	51,848
Other commercial	82	2,385	2,467	1,144	241,728	242,872
Total commercial related	681	12,093	12,774	14,795	1,058,569	1,073,364
Residential mortgage	0	85	85	142	73,354	73,496
Home equity	0	179	179	244	93,978	94,222
Other consumer	0	193	193	172	29,517	29,689
Total consumer related	0	457	457	558	196,849	197,407
Unallocated	0	1,761	1,761	-	-	-
Total	$681	$14,311	$14,992	$15,353	$1,255,418	$1,270,771

Note 6—Deposits

The composition of deposits as of March 31, 2017 and December 31, 2016 is shown below.

(dollars in thousands)	March 31, 2017	December 31, 2016
Noninterest bearing demand	$213,261	$202,639
NOW	150,684	130,394
Money market	429,025	425,874
Savings	86,395	78,585
Time deposits less than $100,000	241,860	242,778
Time deposits $100,000 to $250,000	130,043	134,811
Time deposits $250,000 or more	49,940	49,096
Total deposits	$1,301,208	$1,264,177

Note 7—Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. At March 31, 2017, the balance of securities sold under agreements to repurchase was $23,604,000 compared to $23,637,000 at December 31, 2016. At March 31, 2017, the balance of other short-term borrowings was $30,000,000 compared to $33,000,000 at December 31, 2016.

The following table presents a summary of long-term debt as of March 31, 2017 and December 31, 2016. PeoplesBank’s long-term debt obligations to the FHLBP are fixed rate instruments. Under terms of a blanket collateral agreement with the FHLBP, the obligations are secured by FHLBP stock and PeoplesBank qualifying loan receivables, principally real estate secured loans.

(dollars in thousands)	March 31, 2017	December 31, 2016
PeoplesBank’s obligations:
Federal Home Loan Bank of Pittsburgh (FHLBP)
Due April 2017, 0.97%	$10,000	$10,000
Due November 2017, 1.19%	5,000	5,000
Due March 2018, 1.17%	10,000	10,000
Due June 2018, 1.87%	5,000	5,000
Due June 2018, 1.41%	10,000	10,000
Due November 2018, 1.62%	5,000	5,000
Due December 2018, 1.60%	15,000	15,000
Due April 2019, 1.64%	10,000	0
Due June 2019, 1.64%	5,000	5,000
Due June 2019, 2.10%	5,000	5,000
Due December 2019, 1.89%	15,000	15,000
Due March 2020, 1.86%	10,000	0
Due June 2020, 1.87%	15,000	15,000
Due June 2021, 2.14%	15,000	15,000
Total FHLBP	135,000	115,000
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 3.15%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 2.56% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Total long-term debt	$145,310	$125,310

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

Note 8—Regulatory Matters

The Corporation and PeoplesBank are subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if imposed, could have a material adverse effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and PeoplesBank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators.

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

As of March 31, 2017, the Corporation and PeoplesBank met the minimum requirements of the Basel III framework, and PeoplesBank’s capital ratios exceeded the amount to be considered “well capitalized” as defined in the regulations. The table below provides a comparison of the Corporation’s and PeoplesBank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirement for the periods indicated.

	Actual		Minimum for Capital Adequacy (1)		Well Capitalized Minimum (2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at March 31, 2017
Capital ratios:
Common equity Tier 1	$156,289	11.60%	$77,500	5.750%	n/a	n/a
Tier 1 risk based	166,289	12.34	97,718	7.250	n/a	n/a
Total risk based	181,993	13.50	124,674	9.250	n/a	n/a
Leverage	166,289	10.40	63,954	4.00	n/a	n/a

at December 31, 2016
Capital ratios:
Common equity Tier 1	$153,762	11.88%	$66,320	5.125%	n/a	n/a
Tier 1 risk based	163,762	12.66	85,731	6.625	n/a	n/a
Total risk based	178,754	13.81	111,611	8.625	n/a	n/a
Leverage	163,762	10.76	60,870	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at March 31, 2017
Capital ratios:
Common equity Tier 1	$162,879	12.11%	$77,310	5.750%	$87,394	6.50%
Tier 1 risk based	162,879	12.11	97,478	7.250	107,562	8.00
Total risk based	178,583	13.28	124,369	9.250	134,453	10.00
Leverage	162,879	10.21	63,819	4.00	79,774	5.00

at December 31, 2016
Capital ratios:
Common equity Tier 1	$159,832	12.38%	$66,151	5.125%	$83,899	6.50%
Tier 1 risk based	159,832	12.38	85,513	6.625	103,260	8.00
Total risk based	174,824	13.54	111,328	8.625	129,076	10.00
Leverage	159,832	10.53	60,723	4.00	75,903	5.00

(1) Minimum amounts and ratios as of March 31, 2017 include the second year phase in of the capital conservation buffer of 1.25 percent required by the Basel III framework. At December 31, 2016, the minimum amounts and ratios included the first year phase in of the capital conservation buffer of 0.625 percent required by the Basel III framework. The conservation buffer is to be phased in over a four year period beginning January 1, 2016, with the full 2.5 percent required as of January 1, 2019.

(2) To be “well capitalized” under the prompt corrective action provisions in the Basel III framework. “Well capitalized” applies to PeoplesBank only.

Note 9—Shareholders’ Equity

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

The annualized dividend rate on the preferred stock issued under the SBLF Program was 1 percent from January 1, 2016 through the redemption date of February 18, 2016.

Common Stock Dividend

Periodically, the Corporation distributes stock dividends on its common stock. The Corporation distributed 5 percent common stock dividends on December 13, 2016 and December 8, 2015, which resulted in the issuance of 398,541 and 294,161 additional common shares, respectively.

Note 10—Contingent Liabilities

There are no legal proceedings pending against Codorus Valley Bancorp, Inc. or any of its subsidiaries which are expected to have a material impact upon the consolidated financial position and/or operating results of the Corporation, other than routine litigation incidental to the business. Management is not aware of any proceedings known or contemplated by government authorities.

Note 11—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a client to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to clients. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $22,745,000 of standby letters of credit outstanding on March 31, 2017, compared to $19,505,000 on December 31, 2016. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of March 31, 2017 and December 31, 2016, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Note 12—Fair Value of Assets and Liabilities

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

		Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
(dollars in thousands)	Total	Identical Assets	Inputs	Inputs
March 31, 2017
Securities available-for-sale:
U.S. Treasury notes	$14,019	$14,019	$0	$0
U.S. agency	25,187	0	25,187	0
U.S. agency mortgage-backed, residential	91,102	0	91,102	0
State and municipal	61,071	0	61,071	0

December 31, 2016
Securities available-for-sale:
U.S. Treasury notes	$13,937	$13,937	$0	$0
U.S. agency	25,086	0	25,086	0
U.S. agency mortgage-backed, residential	91,761	0	91,761	0
State and municipal	63,955	0	63,955	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans

Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At March 31, 2017, the fair value of impaired loans with a valuation allowance or charge-off was $1,612,000, net of valuation allowances of $1,245,000 and charge-offs of $120,000. At December 31, 2016 the fair value of impaired loans with a valuation allowance or charge-off was $604,000, net of valuation allowances of $681,000 and charge-offs of $170,000.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based on an independent third-party appraisal of the property or occasionally on a recent sales offer. At March 31, 2017, there were no foreclosed real estate assets with a valuation allowance or write-down. At December 31, 2016, the fair value of foreclosed real estate with a valuation allowance or write-down was $1,594,000, net of valuation allowances of $881,000 and no write-downs.

Mortgage Servicing Rights

Mortgage servicing rights are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. The fair value of servicing rights is based on the present value of estimated future cash flows on pools of mortgages stratified by rate and original time to maturity. Mortgage servicing rights are subsequently evaluated for impairment on a quarterly basis. Significant inputs to the valuation include expected cash flow, expected net servicing income, a cash flow discount rate and the expected life of the underlying loans. At March 31, 2017, the fair value of the mortgage servicing rights asset was $467,000. At December 31, 2016, the fair value of the mortgage servicing rights asset was $367,000.

		Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
(dollars in thousands)	Total	Identical Assets	Inputs	Inputs
March 31, 2017
Impaired loans	$1,612	$0	$0	$1,612
Foreclosed real estate	0	0	0	0
Mortgage servicing rights	467	0	0	467

December 31, 2016
Impaired loans	$604	$0	$0	$604
Foreclosed real estate	1,594	0	0	1,594
Mortgage servicing rights	367	0	0	367

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
(dollars in thousands)	Estimate	Techniques	Input	Range	Average
March 31, 2017
Impaired loans	$1,612	Appraisal (1)	Appraisal adjustments (2)	15% - 50%	26%
Foreclosed real estate	0	Appraisal (1)	Appraisal adjustments (2)	0% - 0%	0%
Mortgage servicing rights	467	Multiple of annual	Estimated prepayment speed	241% - 485%	443%
		service fee	based on rate and term
December 31, 2016
Impaired loans	$604	Appraisal (1)	Appraisal adjustments (2)	15% - 25%	19%
Foreclosed real estate	1,594	Appraisal (1)	Appraisal adjustments (2)	9% - 9%	9%
Mortgage servicing rights	367	Multiple of annual	Estimated prepayment speed	247% - 490%	446%
		service fee	based on rate and term

(1)	Fair value is generally determined through independent appraisals, which generally include various level 3 inputs that are not identifiable.

(2)	Appraisals may be adjusted downward by the Corporation’s management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of the Corporation’s financial instruments as of March 31, 2017 and December 31, 2016:

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

The following presents the carrying amounts and estimated fair values of the Corporation’s financial instruments as of March 31, 2017 and December 31, 2016.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices	Significant	Significant
			in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
(dollars in thousands)	Amount	Fair Value	Identical Assets	Inputs	Inputs
March 31, 2017
Financial assets
Cash and cash equivalents	$87,619	$87,619	$87,619	$0	$0
Securities available-for-sale	191,379	191,379	14,019	177,360	0
Restricted investment in bank stocks	7,326	7,326	0	7,326	0
Loans held for sale	1,415	1,436	0	1,436	0
Loans, net	1,302,921	1,305,760	0	0	1,305,760
Interest receivable	3,971	3,971	0	3,971	0
Mortgage servicing rights	416	467	0	0	467

Financial liabilities
Deposits	$1,301,208	$1,299,222	$0	$1,299,222	$0
Short-term borrowings	53,604	53,604	0	53,604	0
Long-term debt	145,310	143,159	0	135,186	7,973
Interest payable	464	464	0	464	0

Off-balance sheet instruments	0	0	0	0	0

December 31, 2016
Financial assets
Cash and cash equivalents	$74,032	$74,032	$74,032	$0	$0
Securities available-for-sale	194,739	194,739	13,937	180,802	0
Restricted investment in bank stocks	6,926	6,926	0	6,926	0
Loans held for sale	1,548	1,603	0	1,603	0
Loans, net	1,255,779	1,251,031	0	0	1,251,031
Interest receivable	4,448	4,448	0	4,448	0
Mortgage servicing rights	324	367	0	0	367

Financial liabilities
Deposits	$1,264,177	$1,262,529	$0	$1,262,529	$0
Short-term borrowings	56,637	56,637	0	56,637	0
Long-term debt	125,310	123,353	0	115,195	8,158
Interest payable	450	450	0	450	0

Off-balance sheet instruments	0	0	0	0	0

Note 13—Assets and Liabilities Subject to Offsetting

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

Gross amounts Not Offset in
		Gross	Net Amounts	the Statements of Condition
	Gross	Amounts	of Liabilities	Financial Instruments
	Amounts of	Offset in the	Presented in	U.S. agency		Cash
	Recognized	Statements	the Statements	mortgage-backed,		Collateral	Net
(dollars in thousands)	Liabilities	of Condition	of Condition	residential	U.S. agency	Pledged	Amount
March 31, 2017
Repurchase Agreements	$23,604	$0	$23,604	(22,373)	(1,231)	$0	$0

December 31, 2016
Repurchase Agreements	$23,637	$0	$23,637	(23,529)	(108)	$0	$0

As of March 31, 2017 and December 31, 2016, the fair value of securities pledged in connection with repurchase agreements was $31,372,000 and $32,535,000, respectively.

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

Critical Accounting Policies

The Corporation’s critical accounting policies, as summarized in Note 1—Summary of Significant Accounting Policies, include those related to the allowance for loan losses, valuation of foreclosed real estate, evaluation of other-than-temporary impairment of securities, and determination of acquisition-related goodwill and fair value adjustments, which require management to make significant judgments, estimates and assumptions that have a material impact on the carrying value of the respective assets and liabilities. For this Form 10-Q, there were no material changes made to the Corporation’s critical accounting policies, which are more fully disclosed in Item 7 of the Corporation’s previously filed Annual Report on Form 10-K for the year ended December 31, 2016.

Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016

Financial Highlights

The Corporation’s net income available to common shareholders (earnings) was $3,419,000 for the quarter ended March 31, 2017, as compared to $2,801,000 for the quarter ended March 31, 2016, an increase of $618,000 or 22 percent.

●	Net interest income for the first quarter of 2017 increased $1,095,000 or 8 percent above the same period in 2016, primarily due to increased interest income from a higher volume of commercial loans in the first quarter of 2017 as compared to the first quarter of 2016.

●	The Corporation’s net interest margin (tax-equivalent basis) for the first quarter of 2017 was 3.81 percent, compared to 3.95 percent for the first quarter of 2016. The margin was impacted by a decline in yields on our fixed commercial loan portfolio and an increase in overall funding costs.

●	The provision for loan losses was $650,000 for the first quarter 2017, a $150,000 decrease as compared to a provision of $800,000 for the first quarter of 2016. The decreased provision was primarily due to a reduction in net charge-offs but still supported adequate allowance for loan loss coverage. The allowance as a percentage of total loans was 1.19 percent at March 31, 2017, as compared to 1.18 percent at December 31, 2016, and 1.14 percent at March 31, 2016.

●	Noninterest income for the first quarter of 2017 increased $296,000 or 12 percent ($490,000 or 22 percent excluding gain on sale of securities) compared to the first quarter of 2016. Several sources contributed to the rise in noninterest revenues, including increased deposit account service fees, income from bank owned life insurance, gains on sale of loans and other income. Gain on sales of investment securities decreased $194,000 when compared to the first quarter of 2016.

●	Noninterest expenses in the first quarter of 2017 were $605,000 or 6 percent higher than the first quarter of 2016. Higher personnel costs, which include compensation and benefits, external data processing, telecommunications and Pennsylvania bank shares tax accounted for the majority of the increase with decreases in marketing expenses, debit card processing, charitable donations and costs associated with real estate owned somewhat offset the rise in other noninterest expenses.

●	The provision for income taxes for the first quarter of 2017 increased by $334,000 or 26 percent as compared to the first quarter of 2016. The increase is primarily a result of $936,000 or 23 percent more pre-tax income in the first quarter of 2017 compared to the same period in 2016.

The schedule below presents selected performance metrics for the first quarter of both 2017 and 2016. Per share computations include the effect of stock dividends, including the 5 percent common stock dividend distributed in the fourth quarter of 2016.

	Three months ended
	March 31,
	2017	2016
Basic earnings per common share	$0.41	$0.33
Diluted earnings per common share	$0.40	$0.33
Cash dividend payout ratio	33.30%	36.93%
Return on average assets	0.85%	0.79%
Return on average equity	8.71%	7.22%
Net interest margin (tax equivalent basis)	3.81%	3.95%
Net overhead ratio	2.10%	2.33%
Efficiency ratio	64.56%	67.33%
Average equity to average assets	9.81%	11.00%

A more detailed analysis of the factors and trends affecting the Corporation’s earnings and financial position follows.

Income Statement Analysis

Net Interest Income

Unless otherwise noted, this section discusses interest income and interest expense amounts as reported in the Consolidated Statement of Income, which are not presented on a tax equivalent basis.

Net interest income for the quarter ended March 31, 2017 was $14,060,000, an increase of $1,095,000 or 8 percent compared to net interest income of $12,965,000 for the first quarter of 2016. The increase was primarily attributable to higher loan interest income. The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 3.81 percent for the first quarter of 2017 compared to the 3.95 percent for the first quarter of 2016. The margin was impacted by a decline in yields on investment securities and loans and an increase in overall funding costs.

Total interest income for the first quarter of 2017 totaled $16,505,000, an increase of $1,491,000 or 10 percent above the amount of total interest income for the first quarter of 2016. The change was primarily a result of a significant increase in loan income, partially offset by a decline in investment income.

Interest income on investments decreased $137,000 or 11 percent in the first quarter of 2017 compared to the same period in 2016. The average balance of the investment securities portfolio decreased $8,081,000 or 4 percent when comparing the first quarter of 2017 to the same period in 2016, as some funds from investment maturities, repayments and calls were not reinvested, but were used for other purposes, including providing funds to support loan growth. The tax-equivalent yield on investments for the first quarter of 2017 was 2.48 percent or 22 basis points lower than the 2.70 percent experienced in the first quarter of 2016, which also contributed to the decrease in interest income on investments.

Interest income on loans increased $1,583,000 or 11 percent in the first quarter of 2017 compared to the same period in 2016. The average balance of outstanding loans, primarily commercial loans, increased approximately $161,413,000 or 14 percent comparing the first quarter of 2017 to the same period in 2016 which primarily attributed to the increase in interest income on loans. The tax-equivalent yield on loans for the first quarter 2017 was 4.84 percent or 9 basis points lower than the 4.93 percent experienced in the first quarter of 2016. The decline in yields was offset by an increase in interest income from the higher volume of loans in the first quarter of 2017 compared to the same period in 2016.

Total interest expense for the first quarter of 2017 totaled $2,445,000, an increase of $396,000 or 19 percent as compared to total interest expense of $2,049,000 for the first quarter of 2016. The change was a result of increases in the average volume and costs of deposits, short term borrowings and long term debt.

Interest expense on deposits increased $297,000 or 20 percent in the first quarter of 2017 compared to the same period in 2016. The average rate paid on interest-bearing deposits was 0.69 percent in the first quarter of 2017 which was slightly higher than the average rate paid of 0.65 percent in the first quarter of 2016. The average balance of interest-bearing deposits for the first quarter of 2017 increased by $129,397,000 or 14 percent compared to the first quarter of 2016. Also, the Corporation experienced favorable growth in noninterest-bearing deposits, with the average volume for the first quarter of 2017 increasing to $198,534,000 as compared to $161,299,000 for the first quarter of 2016.

Interest expense on borrowings for the first quarter of 2017 increased by $99,000 compared to the first quarter of 2016, due primarily to a higher rate paid on the borrowings. Short-term borrowings consisting of repurchase agreements and other short-term borrowings averaged $46,298,000 for the first quarter of 2017, compared to an average balance $41,722,000 for the first quarter of 2016. The rate on average short-term borrowings for the first quarter of 2017 was 0.81 percent, an increase as compared to a rate of 0.52 percent for the first quarter of 2016. Long-term debt from the Federal Home Loan Bank of Pittsburgh (FHLB) averaged $115,444,000 for the first quarter of 2017, compared to an average balance of approximately $110,000,000 for the first quarter of 2016. The rate on average long-term borrowings for the first quarter of 2017 was 1.76 percent, an increase as compared to a rate of 1.62 percent for the first quarter of 2016.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended March 31,
		2017			2016
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$25,660	$53	0.84%	$4,170	$8	0.77%
Investment securities:
Taxable	139,915	725	2.10	135,075	770	2.29
Tax-exempt	60,869	503	3.35	73,790	632	3.44
Total investment securities	200,784	1,228	2.48	208,865	1,402	2.70

Loans:
Taxable (1)	1,276,460	15,265	4.85	1,114,673	13,680	4.94
Tax-exempt	18,204	194	4.32	18,578	197	4.26
Total loans	1,294,664	15,459	4.84	1,133,251	13,877	4.93
Total earning assets	1,521,108	16,740	4.46	1,346,286	15,287	4.57
Other assets (2)	79,211			72,054
Total assets	$1,600,319			$1,418,340
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$556,258	$573	0.42%	$463,089	$415	0.36%
Savings	81,747	21	0.10	70,941	18	0.10
Time	422,777	1,213	1.16	397,356	1,077	1.09
Total interest bearing deposits	1,060,782	1,807	0.69	931,386	1,510	0.65
Short-term borrowings	46,298	92	0.81	41,722	54	0.52
Long-term debt	125,754	546	1.76	120,310	485	1.62
Total interest bearing liabilities	1,232,834	2,445	0.80	1,093,418	2,049	0.75

Noninterest bearing deposits	198,534			161,299
Other liabilities	11,971			7,556
Shareholders’ equity	156,980			156,067

Total liabilities and shareholders’ equity	$1,600,319			$1,418,340
Net interest income (tax equivalent basis)		$14,295			$13,238
Net interest margin (3)			3.81%			3.95%
Tax equivalent adjustment		(235)			(273)
Net interest income		$14,060			$12,965

(1)	Average balance includes average nonaccrual loans of $3,572,000 for 2017 and $3,083,000 for 2016.

Interest includes net loan fees of $670,000 for 2017 and $705,000 for 2016.

(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.
(3)	Net interest income (tax equivalent basis) annualized as a percentage of average earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended
	March 31,
	2017 vs. 2016
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$40	$5	$45
Investment securities:
Taxable	57	(102)	(45)
Tax-exempt	(110)	(19)	(129)
Loans:
Taxable	1,848	(263)	1,585
Tax-exempt	(4)	1	(3)
Total interest income	1,831	(378)	1,453
Interest Expense
Deposits:
Interest bearing demand	74	84	158
Savings	3	0	3
Time	69	67	136
Short-term borrowings	9	29	38
Long-term debt	21	40	61
Total interest expense	176	220	396
Net interest income	$1,655	$(598)	$1,057

* Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

The provision for loan losses is an expense charged to earnings to cover the estimated losses attributable to uncollected loans. The provision reflects management’s judgment of an appropriate level for the allowance for loan losses. The provision for loan losses was $650,000 for the first quarter of 2017, a $150,000 decrease as compared to a provision of $800,000 for the first quarter of 2016. The decrease in the provision was primarily due to net recoveries of $62,000 during the first quarter of 2017 as compared to net charge-offs of $414,000 during the first quarter of 2016. The provision for both periods supported adequate allowance for loan loss coverage considering several factors, including the Corporation’s continued commercial loan growth. The allowance as a percentage of total loans was 1.19 percent at March 31, 2017, as compared to 1.18 percent at December 31, 2016, and 1.14 percent at March 31, 2016.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 52.

Noninterest Income

The following table presents the components of total noninterest income for the first quarter of 2017, compared to the first quarter of 2016.

Table 3 - Noninterest income

	Three months ended		Change
	March 31,		Increase (Decrease)
(dollars in thousands)	2017	2016	$	%

Trust and investment services fees	$659	$617	$42	7%
Income from mutual fund, annuity and insurance sales	211	259	(48)	(19)
Service charges on deposit accounts	970	837	133	16
Income from bank owned life insurance	272	174	98	56
Other income	280	189	91	48
Gain on sales of loans held for sale	289	115	174	151
Gain on sales of securities	0	194	(194)	(100)
Total noninterest income	$2,681	$2,385	$296	12%

The discussion that follows addresses changes in selected categories of noninterest income.

Service charges on deposits accounts—The $133,000 or 16 percent increase in service charges on deposit accounts was due to the increase in the volume of demand deposit accounts subject to fees and debit card transactions.

Income from bank owned life insurance—The $98,000 or 56 percent increase in income from bank owned life insurance was due to additional investments of $4,000,000 during the first quarter of 2017 and $6,987,000 during the twelve months ended December 31, 2016.

Other income— The $91,000 or 48 percent increase in other income was due to higher miscellaneous client based fees, such as wire transfer and rental of safe deposit boxes, sales of credit cards, gift cards and checkbooks, litigation settlement, and loan related income.

Net gain on sales of loans held for sale—The $174,000 or 151 percent increase in gains from the sale of loans was due to a higher volume of originations and sales of residential mortgage loans held for sale and mortgage servicing rights on residential loans sold with servicing retained during the first quarter of 2017 compared to 2016. In addition, there was $56,000 of gains on sale of the guaranteed portion of Small Business Administration (SBA) loans held for sale in the first quarter of 2017 as compared to none for the same period in 2016.

Noninterest Expense

The following table presents the components of total noninterest expense for the first quarter of 2017, compared to the first quarter of 2016.

Table 4 - Noninterest expense

	Three months ended		Change
	March 31,		Increase (Decrease)
(dollars in thousands)	2017	2016	$	%

Personnel	$6,736	$5,997	$739	12%
Occupancy of premises, net	871	897	(26)	(3)
Furniture and equipment	695	725	(30)	(4)
Postage, stationery and supplies	165	173	(8)	(5)
Professional and legal	149	163	(14)	(9)
Marketing	336	469	(133)	(28)
FDIC insurance	153	166	(13)	(8)
Debit card processing	215	297	(82)	(28)
Charitable donations	666	741	(75)	(10)
Telecommunications	204	162	42	26
External data processing	395	333	62	19
Foreclosed real estate including (recovery of) provision for losses	(29)	40	(69)	(173)
Other	507	295	212	72
Total noninterest expense	$11,063	$10,458	$605	6%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $739,000 or 12 percent increase in personnel expense was due largely to the addition of new employees to support the Corporation’s business and consumer banking services in our Maryland market and expanded Pennsylvania market during the prior twelve months. Also contributing to the increase was higher cost of health insurance.

Marketing—The $133,000 or 28 percent decrease in marketing expenses was due to timing of corporate initiatives such as branding, product and services advertising and internal promotions.

Debit card processing—The $82,000 or 28 percent decrease in debit card processing reflects lower card replacement costs due to 2016 including reissuance costs associated with upgrading PeoplesBank’s debit cards to EMV chip card technology. In addition, the first quarter of 2017 includes an annual incentive from Visa which reduced transaction processing costs.

Charitable donations—The $75,000 or 10 percent decrease in charitable donations was primarily due to a reduction in donations eligible for Pennsylvania tax credits during the first quarter of 2017 compared to 2016.

Telecommunications—The $42,000 or 26 percent increase in telecommunications was primarily due to the business growth during the prior twelve months.

External data processing—The $62,000 or 19 percent increase in external data processing expenses reflects increased outsourcing of transaction processing to specialized vendors on their hosted and secure websites and also an increase in transaction volume being processed due to business growth.

Foreclosed real estate—The $69,000 or 173 percent decrease in foreclosed real estate expenses was primarily attributable to the reversal of provision expense on one property and gains on sales of two properties that were sold during the first quarter of 2017.

Other—The $212,000 or 72 percent increase in other expenses is primarily a result of increases in Pennsylvania bank shares tax, membership fees, and miscellaneous loan related and impaired loan expenses.

Provision for Income Taxes

The provision for income taxes for the first quarter of 2017 was $1,609,000, an increase of $334,000 or 26 percent as compared to the first quarter of 2016. The increase is primarily a result of a higher level of pre-tax income for the first quarter of 2017 versus the same period in 2016. For both the first quarter of 2017 and 2016, the Corporation’s statutory federal income tax rate was 35 percent and the effective income tax rate was 32 percent and 31 percent, respectively. The effective tax rate differs from the statutory tax rate due to the impact of certain elements with specific tax benefits, including tax-exempt income, such as income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance.

Preferred Stock Dividends

No preferred stock dividends were paid in the first quarter of 2017 compared to $16,000 for the same period in 2016. On February 18, 2016, the Corporation redeemed the remaining $12,000,000, or 12,000 shares of the Corporation’s Series B preferred stock issued in connection with the Small Business Lending Fund Program. This transaction was reported on a Form 8-K filed on February 19, 2016. Information about the SBLF Program is provided in this report at Note 9-Shareholders’ Equity.

Balance Sheet Review

Interest Bearing Deposits with Banks

On March 31, 2017, interest bearing deposits with banks totaled $71,723,000, increased $16,757,000 or 30 percent, compared to the level at year-end 2016. The increase was primarily the result of growth in deposits and long-term debt.

Investment Securities (Available-for-Sale)

The Corporation’s entire investment securities portfolio is classified available-for-sale, and is comprised primarily of interest-earning debt securities. The overall composition of the Corporation’s investment securities portfolio is provided in Note 2—Securities. On March 31, 2017, the fair value of investment securities available-for-sale totaled $191,379,000, which represented a decrease of $3,360,000 as compared to the fair value of investment securities at year-end 2016. Principal reductions from investment maturities and mortgage-backed security payments exceeded new investments during the first three months of 2017.

Loans

On March 31, 2017, total loans, net of deferred fees, were $1.32 billion, which was $47,854,000 or 4 percent higher than the level at year-end 2016. This change in volume was due primarily to an increase in commercial loans, particularly within the builder & developer and residential real estate investor sectors which reflected continued commercial loan demand in our markets. Commercial loans within the builder & developer, commercial real estate investor and residential real estate investor sectors each represented more than 10 percent of the total portfolio. The composition of the Corporation’s loan portfolio is provided in Note 4—Loans.

Deposits

Deposits are the Corporation’s principal source of funding for earning assets. On March 31, 2017, deposits totaled $1.30 billion, which reflected a $37,031,000 or 3 percent increase compared to the level at year-end 2016. Of the increase in total deposits, $10,622,000 was attributable to growth in noninterest bearing deposits, with an additional $31,251,000 related to growth in interest bearing demand, NOW, money market and savings deposits. Time deposits decreased $4,842,000 compared to the level at year-end 2016. The composition of the Corporation’s total deposit portfolio is provided in Note 6—Deposits.

Short-term Borrowings

Short-term borrowings, which consist of securities sold under agreements to repurchase (repurchase agreements), federal funds purchased, and other short-term borrowings, totaled $53,604,000 at March 31, 2017, which reflected a $3,033,000 or 5 percent decrease compared to the level at year-end 2016. The decrease was primarily attributed to a reduction of $3,000,000 in short-term borrowings.

Long-term Debt

The Corporation uses long-term borrowings as a secondary funding source for asset growth. On March 31, 2017 long-term debt totaled $145,310,000 compared to $125,310,000 at year-end 2016. The increase reflects the addition of $20,000,000 of long-term debt obligations with fixed rates of interest and maturities ranging between two and three years. A listing of outstanding long-term debt obligations is provided in Note 7—Short-Term Borrowings and Long-Term Debt.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion and acquisitions, dividend policy and distributions, and regulatory mandates. The Corporation’s total shareholders’ equity was approximately $157,939,000 on March 31, 2017, an increase of approximately $2,982,000 or 2 percent, compared to the level at year-end 2016. The increase was primarily the result of the increase in retained earnings of $2,281,000 or 8 percent from profitable operations.

Cash Dividends on Common Stock

The Corporation has historically paid cash dividends on its common stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other relevant factors. As recently announced, the Board of Directors declared a quarterly cash dividend of $0.135 per common share on April 11, 2017, payable on May 9, 2017, to common shareholders of record at the close of business on April 25, 2017. This cash dividend follows the $0.135 common stock cash dividend distributed in February 2017.

Capital Adequacy

The Corporation and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. The regulatory capital measures for the Corporation and PeoplesBank as of March 31, 2017 and the minimum capital ratios established by regulators are set forth in Note 8—Regulatory Matters to the financial statements. We believe that both Codorus Valley and PeoplesBank were well capitalized on March 31, 2017.

Our capital adequacy as of March 31, 2017, reflects updated regulatory capital guidelines from the Board of Governors of the Federal Reserve System finalized rule which implemented the Basel III regulatory capital framework, and which became effective for the Corporation and PeoplesBank on January 1, 2015. Under the revised regulatory capital framework, minimum requirements increased both the quantity and quality of capital held by banking organizations. Additionally, a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5 percent and a common equity Tier 1 conservation buffer of risk-weighted assets applies to all supervised financial institutions. The rule also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent for all banks. The new rule also increases the risk weights for past-due loans, certain commercial real estate loans and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

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

Under the new rule as effective through the three months ending March 31, 2017, the Corporation and PeoplesBank had no regulatory dividend restrictions and remained well capitalized by all regulatory capital measures (see Note 8—Regulatory Matters to the financial statements). The Corporation plans to manage its capital adequacy to ensure continued compliance with the new capital rules.

Risk Management

Credit Risk Management

Credit risk represents the possibility that a loan client, counterparty or issuer may not perform in accordance with contractual terms, posing one of the most significant risks of loss to the Corporation. Accordingly, the Corporation emphasizes the management of credit risk, and has established a lending policy which management believes is sound given the nature and scope of our operations. The Credit Risk Management section included in Item 7 of the Corporation’s previously filed Annual Report on Form 10-K for the year ended December 31, 2016, provides a more detailed overview of the Corporation’s credit risk management process.

Nonperforming Assets

Nonperforming assets, as shown in the table below, are asset categories that pose the greatest risk of loss. The level of nonperforming assets March 31, 2017, has decreased by approximately $2,979,000 or 45 percent when compared to year-end 2016. The decrease was primarily the result of a reduction in foreclosed real estate.

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

The paragraphs and table below address significant changes in the nonperforming asset categories as of March 31, 2017 compared to December 31, 2016.

Table 5 - Nonperforming Assets

	March 31,	December 31,
(dollars in thousands)	2017	2016

Nonaccrual loans	$3,305	$3,114
Nonaccrual loans, troubled debt restructurings	120	0
Accruing loans 90 days or more past due	80	733
Total nonperforming loans	3,505	3,847
Foreclosed real estate, net of allowance	68	2,705
Total nonperforming assets	$3,573	$6,552
Accruing troubled debt restructurings	$3,494	$3,664

Total period-end loans, net of deferred fees	$1,318,625	$1,270,771
Allowance for loan losses (ALL)	$15,704	$14,992
ALL as a % of total period-end loans	1.19%	1.18%
Annualized net (recoveries) charge-offs as a % of average total loans	(0.02)%	0.06%
ALL as a % of nonperforming loans	448.14%	389.69%
Nonperforming loans as a % of total period-end loans	0.27%	0.30%
Nonperforming assets as a % of total period-end loans and net foreclosed real estate	0.27%	0.51%
Nonperforming assets as a % of total period-end assets	0.21%	0.41%
Nonperforming assets as a % of total period-end shareholders’ equity	2.26%	4.23%

Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due. We generally place a loan on nonaccrual status and cease accruing interest income (i.e., recognize interest income on a cash basis, as long as the loan is sufficiently collateralized) when loan payment performance is unsatisfactory and the loan is past due 90 days or more. A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all of the principal and interest amounts contractually due are current for at least six consecutive payments and future payments are reasonably assured. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. As of March 31, 2017, the nonperforming loan portfolio balance totaled $3,505,000, compared to $3,847,000 at year-end 2016. The decrease was a result of a reduction of $653,000 in accruing loans 90 days or more past due which was offset by an increase of $311,000 in nonaccrual loans. For both periods, the nonperforming portfolio balance was comprised primarily of collateralized commercial loans.

Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank and is included in the Other Assets category on the Corporation’s balance sheet. The carrying amount of foreclosed real estate as of March 31, 2017, net of allowance, totaled $68,000 compared to $2,705,000 at year-end 2016. The decrease is attributable to the sale of three properties (two commercial and one residential) during the first quarter of 2017.

Troubled debt restructurings pertain to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. As of March 31, 2017, the accruing troubled debt restructuring portfolio balance totaled $3,494,000, compared to $3,664,000 at year-end 2016. The decrease was a result of one loan being transferred from accruing to non-accrual status and principal repayments on the remaining loans within the accruing troubled debt restructuring portfolio.

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

The following table presents an analysis of the activity in the allowance for loan losses for the three months ended March 31, 2017 and 2016:

Table 10 - Analysis of Allowance for Loan Losses

(dollars in thousands)	2017	2016
Balance-January 1,	$14,992	$12,704

Provision charged to operating expense	650	800

Loans charged off:
Commercial, financial and agricultural	0	368
Real estate - residential mortgages	0	24
Consumer and home equity	0	27
Total loans charged off	0	419
Recoveries:
Commercial, financial and agricultural	53	1
Real estate - residential mortgages	5	0
Consumer and home equity	4	4
Total recoveries	62	5
Net (recoveries) charge-offs	(62)	414
Balance-March 31,	$15,704	$13,090

Ratios:
Allowance for loan losses as a % of total period-end loans	1.19%	1.14%
Annualized net (recoveries) charge-offs as a % of average total loans	(0.02)%	0.15%
Allowance for loan losses as a % of nonperforming loans	448.14%	357.34%

The allowance for loan losses increased $2,614,000 or 20 percent from March 31, 2016 to March 31, 2017. The increase in the allowance was primarily attributable to the $168,478,000 or 15 percent increase in loans, net of deferred fees, over the same 12 month period.

Net recoveries for the first three months of 2017 were $62,000 compared to $414,000 of net charge-offs for the same period of 2016. During the first three months of 2017, there were no charge-offs as compared to $419,000 during the same period in 2016. The risks and uncertainties associated with prolonged sluggish growth, weak economic and business conditions, or the erosion of real estate values can adversely affect our borrowers’ ability to service their loans, causing significant fluctuations in the level of charge-offs and provision expense from one period to another. The provision for loan losses for the first three months of 2017 was $650,000, compared to $800,000 for the same period of 2016. The allowance as a percentage of total loans at March 31, 2017 was 1.19 percent, compared to 1.18 percent at December 31, 2016 and 1.14 percent as of March 31, 2016. The unallocated portion of the allowance was $1,630,000 or 10 percent of the total allowance as of March 31, 2017, as compared to $1,761,000 or 12 percent of the total allowance as of December 31, 2016.

Liquidity Risk Management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan clients, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, adequate liquidity provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are funds received from client loan payments, investment maturities and cash inflows from mortgage-backed securities, and the net proceeds of asset sales. The primary sources of liability liquidity are deposit growth, and funds obtained from short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At March 31, 2017, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $23,126,000 and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $296,169,000. The Corporation’s loan-to-deposit ratio was 101 percent as of March 31, 2017, as compared to a 101 percent loan-to-deposit ratio as of December 31, 2016, and a 103 percent loan-to-deposit ratio as of March 31, 2016.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on March 31, 2017, totaled $474,019,000 and consisted of $344,351,000 in unfunded commitments under existing loan facilities, $106,923,000 to grant new loans and $22,745,000 in letters of credit. Generally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

The following table summarizes the expected impact of interest rate shocks on net interest income as well as the Corporation’s policy limits at each level. All scenarios were within policy limits at March 31, 2017.

Change in Interest Rates	Annual Change in Net	% Change in Net	% Change
(basis points)	Interest Income (in thousands)	Interest Income	Policy Limit
+100	$2,907	4.95%	(5.00)%
(100)	$(1,784)	(3.04)%	(5.00)%

+200	$5,701	9.72%	(15.00)%
(200)	$(3,358)	(5.72)%	(15.00)%

+300	$8,346	14.23%	(25.00)%

+400	$11,133	18.98%	(35.00)%

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Treasurer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Treasurer concluded that, as of March 31, 2017, the Corporation’s disclosure controls and procedures were effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in the Corporation’s internal control over financial reporting that occurred during the three months ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed in Item 1A – Risk Factors – in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation relies on its subsidiary PeoplesBank, A Codorus Valley Company, for dividend distributions, which are subject to restrictions as reported in Note 8—Regulatory Matters of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

The Corporation has a Share Repurchase Program (Program), which was authorized in 1995, and has been periodically amended, to permit the purchase of up to a maximum of 4.9 percent of the outstanding shares of the Corporation’s common stock at a price per share no greater than 200 percent of the latest quarterly published book value. For the three month period ended March 31, 2017 and the year ended December 31, 2016, the Corporation had not acquired any of its common stock under the Program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

This Item 4 is not applicable to the Corporation.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit

Number	Description of Exhibit
3.1	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for June 30, 2016 filed with the Commission on August 8, 2016)

3.2	Amended By-laws (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 12, 2016)

10.1	2017 Long-Term Incentive Plan of Codorus Valley Bancorp, Inc. (Incorporated by reference to Exhibit A of the Registrant’s definitive proxy statement, dated April 7, 2017) *

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of Codorus Valley Bancorp, Inc. for the quarter ended March 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholder’s Equity, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

* Compensation plan required to be incorporated as an exhibit.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Codorus Valley Bancorp, Inc.
(Registrant)

May 8, 2017	/s/ Larry J. Miller
Date	Larry J. Miller
Chairman, President
and Chief Executive Officer
(Principal Executive Officer)

May 8, 2017	/s/ Charles T. Field
Date	Charles T. Field, CPA
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)

- 58 -