Form 10-Q
period 2017-06-30
CODORUS VALLEY BANCORP INC
filed 2017-08-07
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On July 27, 2017, -------8,453,193 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.

Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
(dollars in thousands, except per share data)	2017	2016
Assets
Interest bearing deposits with banks	$42,964	$54,966
Cash and due from banks	18,365	19,066
Total cash and cash equivalents	61,329	74,032
Securities, available-for-sale	181,897	194,739
Restricted investment in bank stocks, at cost	6,866	6,926
Loans held for sale	2,034	1,548
Loans (net of deferred fees of $4,053 - 2017 and $3,685 - 2016)	1,353,648	1,270,771
Less-allowance for loan losses	(16,415)	(14,992)
Net loans	1,337,233	1,255,779
Premises and equipment, net	24,336	24,573
Goodwill	2,301	2,301
Other assets	54,335	51,689
Total assets	$1,670,331	$1,611,587

Liabilities
Deposits
Noninterest bearing	$216,779	$202,639
Interest bearing	1,108,886	1,061,538
Total deposits	1,325,665	1,264,177
Short-term borrowings	36,524	56,637
Long-term debt	135,310	125,310
Other liabilities	11,396	10,506
Total liabilities	1,508,895	1,456,630

Shareholders’ equity
Preferred stock, par value $2.50 per share; 1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, par value $2.50 per share; 15,000,000 shares authorized; shares issued and outstanding: 8,451,743 at June 30, 2017 and 8,426,873 at December 31, 2016	21,129	21,067
Additional paid-in capital	106,863	106,102
Retained earnings	33,737	28,909
Accumulated other comprehensive loss	(293)	(1,121)
Total shareholders’ equity	161,436	154,957
Total liabilities and shareholders’ equity	$1,670,331	$1,611,587

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Income
Unaudited

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Interest income
Loans, including fees	$16,102	$14,221	$31,496	$28,032
Investment securities:
Taxable	653	602	1,302	1,304
Tax-exempt	316	420	649	845
Dividends	82	54	158	122
Other	142	26	195	34
Total interest income	17,295	15,323	33,800	30,337

Interest expense
Deposits	1,948	1,608	3,755	3,118
Federal funds purchased and other short-term borrowings	100	28	192	82
Long-term debt	619	488	1,165	973
Total interest expense	2,667	2,124	5,112	4,173
Net interest income	14,628	13,199	28,688	26,164
Provision for loan losses	825	800	1,475	1,600
Net interest income after provision for loan losses	13,803	12,399	27,213	24,564

Noninterest income
Trust and investment services fees	741	621	1,400	1,238
Income from mutual fund, annuity and insurance sales	195	236	406	495
Service charges on deposit accounts	1,051	901	2,021	1,738
Income from bank owned life insurance	250	224	522	398
Other income	261	229	541	418
Gain on sales of loans held for sale	282	235	571	350
Gain on sales of securities	63	0	63	194
Total noninterest income	2,843	2,446	5,524	4,831

Noninterest expense
Personnel	6,399	6,001	13,135	11,998
Occupancy of premises, net	807	824	1,678	1,721
Furniture and equipment	696	707	1,391	1,432
Postage, stationery and supplies	226	204	391	377
Professional and legal	173	167	322	330
Marketing	361	369	697	838
FDIC insurance	221	180	374	346
Debit card processing	271	265	486	562
Charitable donations	168	27	834	768
Telecommunications	200	164	404	326
External data processing	452	349	847	682
Foreclosed real estate including provision for (recovery of) losses	1	95	(28)	135
Other	1,192	1,061	1,699	1,356
Total noninterest expense	11,167	10,413	22,230	20,871
Income before income taxes	5,479	4,432	10,507	8,524
Provision for income taxes	1,794	1,392	3,403	2,667
Net income	3,685	3,040	7,104	5,857
Preferred stock dividends	0	0	0	16
Net income available to common shareholders	$3,685	$3,040	$7,104	$5,841
Net income per common share, basic	$0.43	$0.36	$0.84	$0.69
Net income per common share, diluted	$0.43	$0.36	$0.83	$0.69

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Comprehensive Income

Unaudited

	Three months ended
	June 30,
(dollars in thousands)	2017	2016
Net income	$3,685	$3,040
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding gains arising during the period (net of tax expense of $226 and $321, respectively)	419	623
Reclassification adjustment for (gains) included in net income (net of tax expense of $22 and $0, respectively) (a) (b)	(41)	0
Net unrealized gains	378	623
Comprehensive income	$4,063	$3,663

	Six months ended
	June 30,
(dollars in thousands)	2017	2016
Net income	$7,104	$5,857
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding gains arising during the period (net of tax expense of $468 and $834, respectively)	869	1,619
Reclassification adjustment for (gains) included in net income (net of tax expense of $22 and $66, respectively) (a) (b)	(41)	(128)
Net unrealized gains	828	1,491
Comprehensive income	$7,932	$7,348

(a)	Amounts are included in net gain on sales of securities on the Consolidated Statements of Income within noninterest income.
(b)	Income tax amounts are included in provision for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Cash Flows

Unaudited

	Six months ended
	June 30,
(dollars in thousands)	2017	2016
Cash flows from operating activities
Net income	$7,104	$5,857
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	1,155	1,163
Net amortization of premiums on securities	376	452
Amortization of deferred loan origination fees and costs	(754)	(488)
Provision for loan losses	1,475	1,600
(Reversal of) losses on foreclosed real estate	(47)	(3)
Increase in bank owned life insurance	(522)	(398)
Originations of loans held for sale	(21,168)	(18,469)
Proceeds from sales of loans held for sale	20,824	18,316
Gain on sales of loans held for sale	(571)	(350)
Gain on disposal of premises and equipment	(7)	(2)
Gain on sales of securities, available-for-sale	(63)	(194)
(Gain) loss on sales of foreclosed real estate	(11)	1
Stock-based compensation	371	277
Decrease in interest receivable	113	85
(Decrease) increase in other assets	(1,106)	596
(Decrease) Increase in interest payable	(5)	42
Increase in other liabilities	907	1,874
Net cash provided by operating activities	8,071	10,359
Cash flows from investing activities
Purchases of securities, available-for-sale	(9,532)	(12,910)
Maturities, repayments and calls of securities, available-for-sale	21,258	26,152
Sales of securities, available-for-sale	2,051	12,903
Net increase (decrease) in restricted investment in bank stock	60	(98)
Net increase in loans made to customers	(79,637)	(44,566)
Purchases of premises and equipment	(911)	(1,393)
Investment in bank owned life insurance	(4,000)	(6,987)
Proceeds from sales of foreclosed real estate	386	190
Net cash used in investing activities	(70,325)	(26,709)
Cash flows from financing activities
Net increase in demand and savings deposits	60,369	83,184
Net increase in time deposits	1,119	21,417
Net (decrease) in short-term borrowings	(20,113)	(52,623)
Proceeds from issuance of long-term debt	10,000	0
Cash dividends paid to preferred shareholder	0	(46)
Cash dividends paid to common shareholders	(2,276)	(2,070)
Redemption of preferred stock	0	(12,000)
Issuance of common stock	452	337
Net cash provided by financing activities	49,551	38,199
Net (decrease) increase in cash and cash equivalents	(12,703)	21,849
Cash and cash equivalents at beginning of year	74,032	57,485
Cash and cash equivalents at end of period	$61,329	$79,334

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Unaudited

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Stock	Capital	Earnings	Income	Stock	Total

Balance, January 1, 2017	$0	$21,067	$106,102	$28,909	$(1,121)	$0	$154,957
Net income				7,104			7,104
Other comprehensive income, net of tax					828		828
Common stock cash dividends ($0.27 per share)				(2,276)			(2,276)
Stock-based compensation			371				371
Forfeiture of restricted stock			4			(4)	0
Issuance and reissuance of common stock:
8,557 shares under the dividend reinvestment and stock purchase plan		21	215				236
5,976 shares under the stock option plan		15	86				101
7,037 shares of stock-based compensation awards		18	(18)				0
4,844 shares under employee stock purchase plan		8	103			4	115

Balance, June 30, 2017	$0	$21,129	$106,863	$33,737	$(293)	$0	$161,436

Balance, January 1, 2016	$12,000	$19,893	$97,338	$28,539	$1,371	$0	$159,141
Net income				5,857			5,857
Other comprehensive income, net of tax					1,491		1,491
Common stock cash dividends ($0.248 per share, adjusted)				(2,070)			(2,070)
Preferred stock cash dividends				(16)			(16)
Redemption of preferred stock	(12,000)						(12,000)
Stock-based compensation			277				277
Forfeiture of restricted stock			4			(4)	0
Issuance and reissuance of common stock:
10,380 shares under the dividend reinvestment and stock purchase plan		24	189			2	215
2,473 shares under the stock option plan		4	38			2	44
1,005 shares of stock-based compensation awards		3	(3)				0
4,447 shares under employee stock purchase plan		11	67				78

Balance, June 30, 2016	$0	$19,935	$97,910	$32,310	$2,862	$0	$153,017

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

Codorus Valley Bancorp, Inc. (“Corporation” or “Codorus Valley”) is a one-bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (“PeoplesBank” or “Bank”). PeoplesBank operates three wholly-owned subsidiaries as of June 30, 2017. Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, which sells nondeposit investment products in Pennsylvania, SYC Settlement Services, Inc., which provides real estate settlement services and Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, which sells nondeposit investment products in Maryland. In addition, PeoplesBank may periodically create nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending the liquidation of these properties. PeoplesBank operates under a state charter and is subject to regulation by the Pennsylvania Department of Banking and Securities, and the Federal Deposit Insurance Corporation. The Corporation is subject to regulation by the Federal Reserve Board and the Pennsylvania Department of Banking and Securities.

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and two wholly-owned nonbank subsidiaries, SYC Realty Company, Inc. and CVLY Subsidiary Corp. SYC Realty was inactive during the period ended June 30, 2017. CVLY Subsidiary Corp. was the surviving merged entity resulting from the acquisition of Madison Bancorp, Inc. (“Madison”) and may be used, as needed, for the financial and legal management of future acquisition transactions. The accounts of CVB Statutory Trust No. 1 and No. 2 are not included in the consolidated financial statements as discussed in Note 7—Short-Term Borrowings and Long-Term Debt. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

These consolidated statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of June 30, 2017 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

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

Banking regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to the Corporation. Based on an analysis of the loan portfolio, the Corporation believes that the level of the allowance for loan losses at June 30, 2017 is adequate.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in-substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, obtained from an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a write-down. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At June 30, 2017, foreclosed real estate, net of allowance, was $68,000, compared to $2,705,000 at December 31, 2016. Included within loans receivable as of June 30, 2017 was a recorded investment of $210,000 of consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

Mortgage Servicing Rights

PeoplesBank retained servicing of sold mortgage loans beginning in 2016. The mortgage servicing rights (MSRs) associated with the sold loans are included in other assets on the consolidated balance sheets at an amount equal to the estimated fair value of the contractual rights to service the mortgage loans. The MSR asset is amortized as a reduction to servicing income. The MSR asset is evaluated periodically for impairment and carried at the lower of amortized cost or fair value. A third party calculates fair value by discounting the estimated cash flows from servicing income using a rate consistent with the risk associated with these assets and an expected life commensurate with the expected life of the underlying loans. In the event that the amortized cost of the MSR asset exceeds the fair value of the asset, a valuation allowance would be established through a charge against servicing income. Subsequent fair value evaluations may determine that impairment has been reduced or eliminated, in which case the valuation allowance would be reduced through a credit to earnings. On June 30, 2017, the MSR asset was $493,000 and the balance of residential mortgage loans serviced for third parties was $53,647,000. The MSR asset was $324,000 and the balance of residential mortgage loans serviced for third parties was $36,969,000 at December 31, 2016.

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

At June 30, 2017, the Corporation does not have any indicators of potential impairment of either goodwill or core deposit intangibles.

Per Common Share Data

All per share computations include the effect of stock dividends distributed. The computation of net income per common share is provided in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Net income available to common shareholders	$3,685	$3,040	$7,104	$5,841

Weighted average shares outstanding (basic)	8,440	8,365	8,435	8,361
Effect of dilutive stock options	96	68	95	68
Weighted average shares outstanding (diluted)	8,536	8,433	8,530	8,429

Basic earnings per common share	$0.43	$0.36	$0.84	$0.69
Diluted earnings per common share	$0.43	$0.36	$0.83	$0.69

Anti-dilutive stock options excluded from the computation of earnings per share	0	74	0	74

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

Supplemental cash flow information is provided in the table below.

	Six months ended
	June 30,
(dollars in thousands)	2017	2016
Cash paid during the period for:
Income taxes	$4,450	$1,205
Interest	$5,117	$4,131

Noncash investing activities:
Transfer of loans held for sale to the held-to-maturity portfolio	$228	$117
Sale of foreclosed real estate through loans	$2,311	$0

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This standards update provides a framework that replaces most existing revenue recognition guidance. The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. This ASU amends the new revenue standard to make minor technical corrections that affect narrow aspects of the guidance, including contract cost accounting, disclosures, and other matters. ASU 2014-09 and ASU 2016-20 are effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year. The Corporation is evaluating the anticipated effects of these ASUs on its consolidated financial statements and related disclosures. The Corporation has determined that certain noninterest income financial statement line items, including trust and investment services fees, income from mutual fund, annuity and insurance sales, service charges on deposit accounts, and other noninterest income, contain revenue streams that are in scope of these updates. Preliminary findings indicate that there may be some changes in the presentation of certain revenues and expenses based on the principal versus agent guidance within these updates.

Note 2-Securities

A summary of securities available-for-sale at June 30, 2017 and December 31, 2016 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof and investments in the obligations of states and municipalities. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At June 30, 2017, the fair value of the municipal bond portfolio was concentrated in the state of Pennsylvania at 75 percent.

	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2017
Debt securities:
U.S. Treasury notes	$14,743	$0	$(583)	$14,160
U.S. agency	24,028	0	(632)	23,396
U.S. agency mortgage-backed, residential	85,945	658	(198)	86,405
State and municipal	57,632	394	(90)	57,936
Total debt securities	$182,348	$1,052	$(1,503)	$181,897
December 31, 2016
Debt securities:
U.S. Treasury notes	$14,730	$0	$(793)	$13,937
U.S. agency	26,045	1	(960)	25,086
U.S. agency mortgage-backed, residential	91,242	804	(285)	91,761
State and municipal	64,421	272	(738)	63,955
Total debt securities	$196,438	$1,077	$(2,776)	$194,739

The amortized cost and estimated fair value of debt securities at June 30, 2017 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$16,947	$16,988
Due after one year through five years	105,633	106,230
Due after five years through ten years	56,064	54,908
Due after ten years	3,704	3,771
Total debt securities	$182,348	$181,897

Gross realized gains and losses on sales of securities available-for-sale are shown below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2017	2016	2017	2016
Realized gains	$63	$0	$63	$194
Realized losses	0	0	0	0
Net gains	$63	$0	$63	$194

Securities, issued by agencies of the federal government, with a carrying value of $130,346,000 and $160,357,000 on June 30, 2017 and December 31, 2016, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at June 30, 2017 and December 31, 2016.

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
June 30, 2017
Debt securities:
U.S. Treasury notes	3	$14,160	$(583)	0	$0	$0	3	$14,160	$(583)
U.S. agency	7	23,396	(632)	0	0	0	7	23,396	(632)
U.S. agency mortgage-backed, residential	11	23,521	(198)	0	0	0	11	23,521	(198)
State and municipal	31	17,069	(87)	1	501	(3)	32	17,570	(90)
Total temporarily impaired debt securities, available-for-sale	52	$78,146	$(1,500)	1	$501	$(3)	53	$78,647	$(1,503)
December 31, 2016
Debt securities:
U.S. Treasury notes	3	$13,937	$(793)	0	$0	$0	3	$13,937	$(793)
U.S. agency	6	22,083	(960)	0	0	0	6	22,083	(960)
U.S. agency mortgage-backed, residential	15	36,473	(285)	0	0	0	15	36,473	(285)
State and municipal	83	40,092	(734)	1	501	(4)	84	40,593	(738)
Total temporarily impaired debt securities, available-for-sale	107	$112,585	$(2,772)	1	$501	$(4)	108	$113,086	$(2,776)

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

The Corporation believes that unrealized losses at June 30, 2017 were primarily the result of changes in market interest rates and that the Corporation has the ability to hold these investments for a time necessary to recover the amortized cost. Through June 30, 2017 the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

Note 3—Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of June 30, 2017 and December 31, 2016, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLBP”) and, to a lesser degree, Atlantic Community Bancshares, Inc. (“ACBI”), the parent company of Atlantic Community Bankers Bank (“ACBB”). Under the FHLBP’s Capital Plan, PeoplesBank is required to maintain a minimum member stock investment, as a condition of becoming and remaining a member and as a condition of obtaining borrowings from the FHLBP. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the periods ended June 30, 2017 and 2016. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended June 30, 2017 and 2016.

Note 4—Loans

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at June 30, 2017 and December 31, 2016. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance. Those industries representing the largest dollar investment and most risk are listed separately. The “Other” commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

	June 30,	% Total	December 31,	% Total
(dollars in thousands)	2017	Loans	2016	Loans
Builder & developer	$171,389	12.7	$148,635	11.7
Commercial real estate investor	255,127	18.8	243,623	19.2
Residential real estate investor	203,315	15.0	183,623	14.4
Hotel/Motel	65,581	4.9	82,085	6.5
Wholesale & retail	93,609	6.9	88,062	6.9
Manufacturing	53,700	4.0	32,616	2.6
Agriculture	57,024	4.2	51,848	4.1
Other	257,222	19.0	242,872	19.1
Total commercial related loans	1,156,967	85.5	1,073,364	84.5
Residential mortgages	75,104	5.5	73,496	5.8
Home equity	94,129	7.0	94,222	7.4
Other	27,448	2.0	29,689	2.3
Total consumer related loans	196,681	14.5	197,407	15.5
Total loans	$1,353,648	100.0	$1,270,771	100.0

Loan Risk Ratings

The Corporation’s internal risk rating system follows regulatory guidance as to risk classifications and definitions. Every approved loan is assigned a risk rating. Generally, risk ratings for commercial related loans and residential mortgages held for investment are determined by a formal evaluation of risk factors performed by the Corporation’s underwriting staff. For consumer loans, and commercial loans up to $500,000, the Corporation uses third-party credit scoring software models for risk rating purposes. The loan portfolio is monitored on a continuous basis by loan officers, loan review personnel and senior management. Adjustments of loan risk ratings are generally performed by the Special Asset Committee, which includes senior management. The Committee, which meets at a minimum quarterly, makes changes, as appropriate, to risk ratings when it becomes aware of credit events such as payment delinquency, cessation of a business or project, bankruptcy or death of the borrower, or changes in collateral value.

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

The table below presents a summary of loan risk ratings by loan class at June 30, 2017 and December 31, 2016.

(dollars in thousands)	Pass	Special Mention	Substandard	Nonaccrual	Total
June 30, 2017
Builder & developer	$162,179	$1,923	$2,999	$4,288	$171,389
Commercial real estate investor	248,939	368	5,571	249	255,127
Residential real estate investor	197,552	4,041	717	1,005	203,315
Hotel/Motel	65,581	0	0	0	65,581
Wholesale & retail	87,288	367	5,954	0	93,609
Manufacturing	48,685	0	5,015	0	53,700
Agriculture	55,345	1,342	0	337	57,024
Other	254,940	871	898	513	257,222
Total commercial related loans	1,120,509	8,912	21,154	6,392	1,156,967
Residential mortgage	75,011	0	85	8	75,104
Home equity	93,690	49	0	390	94,129
Other	27,063	103	9	273	27,448
Total consumer related loans	195,764	152	94	671	196,681
Total loans	$1,316,273	$9,064	$21,248	$7,063	$1,353,648

December 31, 2016
Builder & developer	$138,653	$6,090	$3,508	$384	$148,635
Commercial real estate investor	236,240	1,490	5,893	0	243,623
Residential real estate investor	177,763	4,157	866	837	183,623
Hotel/Motel	81,724	0	0	361	82,085
Wholesale & retail	79,884	8,178	0	0	88,062
Manufacturing	27,564	4,439	613	0	32,616
Agriculture	50,123	796	0	929	51,848
Other	235,515	6,213	885	259	242,872
Total commercial related loans	1,027,466	31,363	11,765	2,770	1,073,364
Residential mortgage	73,340	14	85	57	73,496
Home equity	93,908	70	0	244	94,222
Other	29,420	97	129	43	29,689
Total consumer related loans	196,668	181	214	344	197,407
Total loans	$1,224,134	$31,544	$11,979	$3,114	$1,270,771

Impaired Loans

The table below presents a summary of impaired loans at June 30, 2017 and December 31, 2016. Generally, impaired loans are loans risk rated substandard and nonaccrual. An allowance is established for individual commercial loans where the Corporation has doubt as to full recovery of the outstanding principal balance. The recorded investment represents outstanding unpaid principal loan balances adjusted for charge-offs.

	With No Allowance		With A Related Allowance			Total
	Recorded	Unpaid	Recorded	Unpaid	Related	Recorded	Unpaid
(dollars in thousands)	Investment	Principal	Investment	Principal	Allowance	Investment	Principal
June 30, 2017
Builder & developer	$2,999	$3,134	$4,288	$4,288	$1,021	$7,287	$7,422
Commercial real estate investor	5,820	5,836	0	0	0	5,820	5,836
Residential real estate investor	1,423	1,423	299	299	136	1,722	1,722
Hotel/Motel	0	0	0	0	0	0	0
Wholesale & retail	6,211	6,211	0	0	0	6,211	6,211
Manufacturing	3,790	3,790	1,225	1,225	400	5,015	5,015
Agriculture	0	0	337	337	263	337	337
Other commercial	1,228	1,228	183	298	82	1,411	1,526
Total impaired commercial related loans	21,471	21,622	6,332	6,447	1,902	27,803	28,069
Residential mortgage	93	122	0	0	0	93	122
Home equity	390	390	0	0	0	390	390
Other consumer	282	282	0	0	0	282	282
Total impaired consumer related loans	765	794	0	0	0	765	794
Total impaired loans	$22,236	$22,416	$6,332	$6,447	$1,902	$28,568	$28,863

December 31, 2016
Builder & developer	$3,508	$3,644	$384	$384	$200	$3,892	$4,028
Commercial real estate investor	5,893	5,908	0	0	0	5,893	5,908
Residential real estate investor	1,404	1,404	299	299	136	1,703	1,703
Hotel/Motel	361	361	0	0	0	361	361
Wholesale & retail	260	260	0	0	0	260	260
Manufacturing	613	613	0	0	0	613	613
Agriculture	568	568	361	361	263	929	929
Other commercial	961	961	183	298	82	1,144	1,259
Total impaired commercial related loans	13,568	13,719	1,227	1,342	681	14,795	15,061
Residential mortgage	142	222	0	0	0	142	222
Home equity	244	244	0	0	0	244	244
Other consumer	172	172	0	0	0	172	172
Total impaired consumer related loans	558	638	0	0	0	558	638
Total impaired loans	$14,126	$14,357	$1,227	$1,342	$681	$15,353	$15,699

The table below presents a summary of average impaired loans and related interest income that was included in net income for the three and six months ended June 30, 2017 and 2016.

	With No Related Allowance			With A Related Allowance			Total
(dollars in thousands)	Average Recorded Investment	Total Interest Income	Cash Basis Interest Income	Average Recorded Investment	Total Interest Income	Cash Basis Interest Income	Average Recorded Investment	Total Interest Income	Cash Basis Interest Income
Three months ended June 30, 2017
Builder & developer	$3,029	$48	$0	$2,336	$0	$0	$5,365	$48	$0
Commercial real estate investor	5,292	60	4	0	0	0	5,292	60	4
Residential real estate investor	1,411	12	2	460	0	0	1,871	12	2
Hotel/Motel	0	0	0	18	0	0	18	0	0
Wholesale & retail	6,743	80	0	0	0	0	6,743	80	0
Manufacturing	2,869	76	0	1,250	18	0	4,119	94	0
Agriculture	0	0	0	344	0	0	344	0	0
Other commercial	1,160	14	0	183	0	0	1,343	14	0
Total impaired commercial related loans	20,504	290	6	4,591	18	0	25,095	308	6
Residential mortgage	93	0	0	0	0	0	93	0	0
Home equity	393	4	4	0	0	0	393	4	4
Other consumer	290	4	4	0	0	0	290	4	4
Total impaired consumer related loans	776	8	8	0	0	0	776	8	8
Total impaired loans	$21,280	$298	$14	$4,591	$18	$0	$25,871	$316	$14

Three months ended June 30, 2016
Builder & developer	$3,920	$59	$0	$0	$0	$0	$3,920	$59	$0
Commercial real estate investor	5,789	74	0	0	0	0	5,789	74	0
Residential real estate investor	460	4	0	661	7	0	1,121	11	0
Hotel/Motel	396	0	0	0	0	0	396	0	0
Wholesale & retail	285	3	0	0	0	0	285	3	0
Manufacturing	624	10	0	0	0	0	624	10	0
Agriculture	318	0	0	385	0	0	703	0	0
Other commercial	1,291	30	16	91	0	0	1,382	30	16
Total impaired commercial related loans	13,083	180	16	1,137	7	0	14,220	187	16
Residential mortgage	300	1	1	0	0	0	300	1	1
Home equity	332	1	1	0	0	0	332	1	1
Other consumer	235	2	0	0	0	0	235	2	0
Total impaired consumer related loans	867	4	2	0	0	0	867	4	2
Total impaired loans	$13,950	$184	$18	$1,137	$7	$0	$15,087	$191	$18

	With No Related Allowance			With A Related Allowance			Total
	Average	Total	Cash Basis	Average	Total	Cash Basis	Average	Total	Cash Basis
	Recorded	Interest	Interest	Recorded	Interest	Interest	Recorded	Interest	Interest
(dollars in thousands)	Investment	Income	Income	Investment	Income	Income	Investment	Income	Income
Six months ended June 30, 2017
Builder & developer	$3,189	$101	$0	$1,685	$0	$0	$4,874	$101	$0
Commercial real estate investor	5,492	123	11	0	0	0	5,492	123	11
Residential real estate investor	1,409	27	7	406	0	0	1,815	27	7
Hotel/Motel	120	0	0	12	0	0	132	0	0
Wholesale & retail	4,582	83	0	0	0	0	4,582	83	0
Manufacturing	2,117	86	0	833	18	0	2,950	104	0
Agriculture	189	0	0	350	0	0	539	0	0
Other commercial	1,094	27	0	183	0	0	1,277	27	0
Total impaired commercial related loans	18,192	447	18	3,469	18	0	21,661	465	18
Residential mortgage	109	0	0	0	0	0	109	0	0
Home equity	343	4	4	0	0	0	343	4	4
Other consumer	251	6	6	0	0	0	251	6	6
Total impaired consumer related loans	703	10	10	0	0	0	703	10	10
Total impaired loans	$18,895	$457	$28	$3,469	$18	$0	$22,364	$475	$28

Six months ended June 30, 2016
Builder & developer	$4,042	$118	$0	$0	$0	$0	$4,042	$118	$0
Commercial real estate investor	5,850	150	0	0	0	0	5,850	150	0
Residential real estate investor	523	9	0	715	14	0	1,238	23	0
Hotel/Motel	404	2	2	0	0	0	404	2	2
Wholesale & retail	293	5	0	0	0	0	293	5	0
Manufacturing	626	20	0	0	0	0	626	20	0
Agriculture	212	0	0	397	0	0	609	0	0
Other commercial	1,457	48	20	61	0	0	1,518	48	20
Total impaired commercial related loans	13,407	352	22	1,173	14	0	14,580	366	22
Residential mortgage	255	1	1	0	0	0	255	1	1
Home equity	289	2	2	0	0	0	289	2	2
Other consumer	239	6	2	0	0	0	239	6	2
Total impaired consumer related loans	783	9	5	0	0	0	783	9	5
Total impaired loans	$14,190	$361	$27	$1,173	$14	$0	$15,363	$375	$27

Past Due and Nonaccrual

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule that shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at June 30, 2017 and December 31, 2016.

			≥ 90 Days
	30-59	60-89	Past Due		Total Past
	Days	Days	and		Due and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Loans
June 30, 2017
Builder & developer	$1,197	$0	$0	$4,288	$5,485	$165,904	$171,389
Commercial real estate investor	289	0	0	249	538	254,589	255,127
Residential real estate investor	0	0	0	1,005	1,005	202,310	203,315
Hotel/Motel	0	0	0	0	0	65,581	65,581
Wholesale & retail	0	0	0	0	0	93,609	93,609
Manufacturing	0	0	0	0	0	53,700	53,700
Agriculture	1,277	0	0	337	1,614	55,410	57,024
Other	54	0	0	513	567	256,655	257,222
Total commercial related loans	2,817	0	0	6,392	9,209	1,147,758	1,156,967
Residential mortgage	0	182	67	8	257	74,847	75,104
Home equity	261	55	0	390	706	93,423	94,129
Other	83	56	93	273	505	26,943	27,448
Total consumer related loans	344	293	160	671	1,468	195,213	196,681
Total loans	$3,161	$293	$160	$7,063	$10,677	$1,342,971	$1,353,648

December 31, 2016
Builder & developer	$1,456	$0	$0	$384	$1,840	$146,795	$148,635
Commercial real estate investor	392	209	0	0	601	243,022	243,623
Residential real estate investor	171	0	0	837	1,008	182,615	183,623
Hotel/Motel	0	0	0	361	361	81,724	82,085
Wholesale & retail	0	0	0	0	0	88,062	88,062
Manufacturing	0	0	0	0	0	32,616	32,616
Agriculture	0	0	0	929	929	50,919	51,848
Other	238	102	498	259	1,097	241,775	242,872
Total commercial related loans	2,257	311	498	2,770	5,836	1,067,528	1,073,364
Residential mortgage	55	0	68	57	180	73,316	73,496
Home equity	203	176	0	244	623	93,599	94,222
Other	131	127	167	43	468	29,221	29,689
Total consumer related loans	389	303	235	344	1,271	196,136	197,407
Total loans	$2,646	$614	$733	$3,114	$7,107	$1,263,664	$1,270,771

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

There were no loans whose terms have been modified under TDRs during the three and six months ended June 30, 2017 and June 30, 2016. There were no defaults during the three and six months ended June 30, 2017 for TDRs entered into during the previous 12 month period.

NOTE 5 – Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the three and six months ended June 30, 2017 and 2016.

	Allowance for Loan Losses
(dollars in thousands)	April 1, 2017 Balance	Charge-offs	Recoveries	Provision	June 30, 2017 Balance
Builder & developer	$2,658	$0	$2	$851	$3,511
Commercial real estate investor	3,007	0	0	66	3,073
Residential real estate investor	2,509	(110)	3	56	2,458
Hotel/Motel	747	(36)	36	(85)	662
Wholesale & retail	829	0	0	16	845
Manufacturing	789	0	0	117	906
Agriculture	663	0	0	10	673
Other commercial	2,526	0	0	(92)	2,434
Total commercial related loans	13,728	(146)	41	939	14,562
Residential mortgage	88	0	0	6	94
Home equity	182	0	0	0	182
Other consumer	76	(10)	1	6	73
Total consumer related loans	346	(10)	1	12	349
Unallocated	1,630	0	0	(126)	1,504
Total	$15,704	$(156)	$42	$825	$16,415

	Allowance for Loan Losses
(dollars in thousands)	April 1, 2016 Balance	Charge-offs	Recoveries	Provision	June 30, 2016 Balance
Builder & developer	$2,063	$0	$0	$(30)	$2,033
Commercial real estate investor	2,607	0	0	(21)	2,586
Residential real estate investor	2,167	(301)	2	547	2,415
Hotel/Motel	832	0	0	12	844
Wholesale & retail	692	0	1	4	697
Manufacturing	311	0	0	(2)	309
Agriculture	549	0	0	19	568
Other commercial	2,136	(17)	0	(12)	2,107
Total commercial related loans	11,357	(318)	3	517	11,559
Residential mortgage	73	0	0	(8)	65
Home equity	162	0	0	5	167
Other consumer	211	(66)	49	15	209
Total consumer related loans	446	(66)	49	12	441
Unallocated	1,287	0	0	271	1,558
Total	$13,090	$(384)	$52	$800	$13,558

	Allowance for Loan Losses
	January 1, 2017				June 30, 2017
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,384	$0	$2	$1,125	$3,511
Commercial real estate investor	2,870	0	0	203	3,073
Residential real estate investor	2,517	(110)	56	(5)	2,458
Hotel/Motel	807	(36)	36	(145)	662
Wholesale & retail	803	0	0	42	845
Manufacturing	307	0	0	599	906
Agriculture	619	0	0	54	673
Other commercial	2,467	0	0	(33)	2,434
Total commercial related loans	12,774	(146)	94	1,840	14,562
Residential mortgage	85	0	5	4	94
Home equity	179	0	0	3	182
Other consumer	193	(10)	5	(115)	73
Total consumer related loans	457	(10)	10	(108)	349
Unallocated	1,761	0	0	(257)	1,504
Total	$14,992	$(156)	$104	$1,475	$16,415

	Allowance for Loan Losses
	January 1, 2016				June 30, 2016
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$1,934	$0	$0	$99	$2,033
Commercial real estate investor	2,337	0	0	249	2,586
Residential real estate investor	2,101	(487)	2	799	2,415
Hotel/Motel	837	0	0	7	844
Wholesale & retail	701	0	2	(6)	697
Manufacturing	223	(140)	0	226	309
Agriculture	548	0	0	20	568
Other commercial	2,054	(59)	0	112	2,107
Total commercial related loans	10,735	(686)	4	1,506	11,559
Residential mortgage	67	(24)	0	22	65
Home equity	161	0	0	6	167
Other consumer	261	(93)	53	(12)	209
Total consumer related loans	489	(117)	53	16	441
Unallocated	1,480	0	0	78	1,558
Total	$12,704	$(803)	$57	$1,600	$13,558

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment at June 30, 2017 and December 31, 2016.

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated For	Evaluated For		Evaluated For	Evaluated For
(dollars in thousands)	Impairment	Impairment	Balance	Impairment	Impairment	Balance
June 30, 2017
Builder & developer	$1,021	$2,490	$3,511	$7,287	$164,102	$171,389
Commercial real estate investor	0	3,073	3,073	5,820	249,307	255,127
Residential real estate investor	136	2,322	2,458	1,722	201,593	203,315
Hotel/Motel	0	662	662	0	65,581	65,581
Wholesale & retail	0	845	845	6,211	87,398	93,609
Manufacturing	400	506	906	5,015	48,685	53,700
Agriculture	263	410	673	337	56,687	57,024
Other commercial	82	2,352	2,434	1,411	255,811	257,222
Total commercial related	1,902	12,660	14,562	27,803	1,129,164	1,156,967
Residential mortgage	0	94	94	93	75,011	75,104
Home equity	0	182	182	390	93,739	94,129
Other consumer	0	73	73	282	27,166	27,448
Total consumer related	0	349	349	765	195,916	196,681
Unallocated	0	1,504	1,504	-	-	-
Total	$1,902	$14,513	$16,415	$28,568	$1,325,080	$1,353,648

December 31, 2016
Builder & developer	$200	$2,184	$2,384	$3,892	$144,743	$148,635
Commercial real estate investor	0	2,870	2,870	5,893	237,730	243,623
Residential real estate investor	136	2,381	2,517	1,703	181,920	183,623
Hotel/Motel	0	807	807	361	81,724	82,085
Wholesale & retail	0	803	803	260	87,802	88,062
Manufacturing	0	307	307	613	32,003	32,616
Agriculture	263	356	619	929	50,919	51,848
Other commercial	82	2,385	2,467	1,144	241,728	242,872
Total commercial related	681	12,093	12,774	14,795	1,058,569	1,073,364
Residential mortgage	0	85	85	142	73,354	73,496
Home equity	0	179	179	244	93,978	94,222
Other consumer	0	193	193	172	29,517	29,689
Total consumer related	0	457	457	558	196,849	197,407
Unallocated	0	1,761	1,761	-	-	-
Total	$681	$14,311	$14,992	$15,353	$1,255,418	$1,270,771

June 30, 2016
Builder & developer	$0	$2,033	$2,033	$3,902	$136,986	$140,888
Commercial real estate investor	0	2,586	2,586	5,756	213,638	219,394
Residential real estate investor	29	2,386	2,415	969	168,803	169,772
Hotel/Motel	0	844	844	380	84,360	84,740
Wholesale & retail	0	697	697	276	77,438	77,714
Manufacturing	0	309	309	622	32,216	32,838
Agriculture	263	305	568	1,015	43,736	44,751
Other commercial	31	2,076	2,107	1,136	209,580	210,716
Total commercial related	323	11,236	11,559	14,056	966,757	980,813
Residential mortgage	0	65	65	285	67,151	67,436
Home equity	0	167	167	313	87,621	87,934
Other consumer	0	209	209	194	31,142	31,336
Total consumer related	0	441	441	792	185,914	186,706
Unallocated	0	1,558	1,558	-	-	-
Total	$323	$13,235	$13,558	$14,848	$1,152,671	$1,167,519

Note 6—Deposits

The composition of deposits as of June 30, 2017 and December 31, 2016 is shown below.

	June 30,	December 31,
(dollars in thousands)	2017	2016
Noninterest bearing demand	$216,779	$202,639
NOW	147,002	130,394
Money market	441,460	425,874
Savings	92,620	78,585
Time deposits less than $100,000	243,512	242,778
Time deposits $100,000 to $250,000	133,255	134,811
Time deposits $250,000 or more	51,037	49,096
Total deposits	$1,325,665	$1,264,177

Note 7—Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. At June 30, 2017, the balance of securities sold under agreements to repurchase was $26,524,000 compared to $23,637,000 at December 31, 2016. At June 30, 2017, the balance of other short-term borrowings was $10,000,000 compared to $33,000,000 at December 31, 2016.

The following table presents a summary of long-term debt as of June 30, 2017 and December 31, 2016. PeoplesBank’s long-term debt obligations to the FHLBP are fixed rate instruments. Under terms of a blanket collateral agreement with the FHLBP, the obligations are secured by FHLBP stock and PeoplesBank qualifying loan receivables, principally real estate secured loans.

	June 30,	December 31,
(dollars in thousands)	2017	2016
PeoplesBank’s obligations:
Federal Home Loan Bank of Pittsburgh (FHLBP)
Due April 2017, 0.97%	$0	$10,000
Due November 2017, 1.19%	5,000	5,000
Due March 2018, 1.17%	10,000	10,000
Due June 2018, 1.87%	5,000	5,000
Due June 2018, 1.41%	10,000	10,000
Due November 2018, 1.62%	5,000	5,000
Due December 2018, 1.60%	15,000	15,000
Due April 2019, 1.64%	10,000	0
Due June 2019, 1.64%	5,000	5,000
Due June 2019, 2.10%	5,000	5,000
Due December 2019, 1.89%	15,000	15,000
Due March 2020, 1.86%	10,000	0
Due June 2020, 1.87%	15,000	15,000
Due June 2021, 2.14%	15,000	15,000
Total FHLBP	125,000	115,000
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 3.27%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 2.70% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Total long-term debt	$135,310	$125,310

At June 30, 2017, municipal deposit letter of credits issued by the FHLBP on behalf of PeoplesBank naming applicable municipalities as beneficiaries were $37,000,000 compared to none at December 31, 2016. The letter of credit took the place of securities pledged to the municipality for their deposits maintained at PeoplesBank.

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

As of June 30, 2017, the Corporation and PeoplesBank met the minimum requirements of the Basel III framework, and PeoplesBank’s capital ratios exceeded the amount to be considered “well capitalized” as defined in the regulations. The table below provides a comparison of the Corporation’s and PeoplesBank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirement for the periods indicated.

			Minimum for		Well Capitalized
	Actual		Capital Adequacy (1)		Minimum (2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at June 30, 2017
Capital ratios:
Common equity Tier 1	$159,410	11.55%	$79,360	5.750%	n/a	n/a
Tier 1 risk based	169,410	12.27	100,062	7.250	n/a	n/a
Total risk based	185,825	13.46	127,666	9.250	n/a	n/a
Leverage	169,410	10.17	66,602	4.00	n/a	n/a

at December 31, 2016
Capital ratios:
Common equity Tier 1	$153,762	11.88%	$66,320	5.125%	n/a	n/a
Tier 1 risk based	163,762	12.66	85,731	6.625	n/a	n/a
Total risk based	178,754	13.81	111,611	8.625	n/a	n/a
Leverage	163,762	10.76	60,870	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at June 30, 2017
Capital ratios:
Common equity Tier 1	$165,677	12.03%	$79,160	5.750%	$89,485	6.50%
Tier 1 risk based	165,677	12.03	99,810	7.250	110,135	8.00
Total risk based	182,092	13.23	127,344	9.250	137,669	10.00
Leverage	165,677	9.97	66,463	4.00	83,079	5.00

at December 31, 2016
Capital ratios:
Common equity Tier 1	$159,832	12.38%	$66,151	5.125%	$83,899	6.50%
Tier 1 risk based	159,832	12.38	85,513	6.625	103,260	8.00
Total risk based	174,824	13.54	111,328	8.625	129,076	10.00
Leverage	159,832	10.53	60,723	4.00	75,903	5.00

(1) Minimum amounts and ratios as of June 30, 2017 include the second year phase in of the capital conservation buffer of 1.25 percent required by the Basel III framework. At December 31, 2016, the minimum amounts and ratios included the first year phase in of the capital conservation buffer of 0.625 percent required by the Basel III framework. The conservation buffer is to be phased in over a four year period beginning January 1, 2016, with the full 2.5 percent required as of January 1, 2019.

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

Note 11—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a client to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to clients. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $23,531,000 of standby letters of credit outstanding on June 30, 2017, compared to $19,505,000 on December 31, 2016. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of June 30, 2017 and December 31, 2016, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

		Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
(dollars in thousands)	Total	Identical Assets	Inputs	Inputs
June 30, 2017
Securities available-for-sale:
U.S. Treasury notes	$14,160	$14,160	$0	$0
U.S. agency	23,396	0	23,396	0
U.S. agency mortgage-backed, residential	86,405	0	86,405	0
State and municipal	57,936	0	57,936	0

December 31, 2016
Securities available-for-sale:
U.S. Treasury notes	$13,937	$13,937	$0	$0
U.S. agency	25,086	0	25,086	0
U.S. agency mortgage-backed, residential	91,761	0	91,761	0
State and municipal	63,955	0	63,955	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans

Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At June 30, 2017, the fair value of impaired loans with a valuation allowance or charge-off was $4,437,000, net of valuation allowances of $1,902,000 and charge-offs of $120,000. At December 31, 2016 the fair value of impaired loans with a valuation allowance or charge-off was $604,000, net of valuation allowances of $681,000 and charge-offs of $170,000.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based on an independent third-party appraisal of the property or occasionally on a recent sales offer. At June 30, 2017, there were no foreclosed real estate assets with a valuation allowance or write-down. At December 31, 2016, the fair value of foreclosed real estate with a valuation allowance or write-down was $1,594,000, net of valuation allowances of $881,000 and no write-downs.

Mortgage Servicing Rights

Mortgage servicing rights are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. The fair value of servicing rights is based on the present value of estimated future cash flows on pools of mortgages stratified by rate and original time to maturity. Mortgage servicing rights are subsequently evaluated for impairment on a quarterly basis. Significant inputs to the valuation include expected cash flow, expected net servicing income, a cash flow discount rate and the expected life of the underlying loans. At June 30, 2017, the fair value of the mortgage servicing rights asset was $532,000. At December 31, 2016, the fair value of the mortgage servicing rights asset was $367,000.

		Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
(dollars in thousands)	Total	Identical Assets	Inputs	Inputs
June 30, 2017
Impaired loans	$4,437	$0	$0	$4,437
Mortgage servicing rights	532	0	0	532

December 31, 2016
Impaired loans	$604	$0	$0	$604
Foreclosed real estate	1,594	0	0	1,594
Mortgage servicing rights	367	0	0	367

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
(dollars in thousands)	Estimate	Techniques	Input	Range	Average
June 30, 2017
Impaired loans	$4,437	Appraisal (1)	Appraisal adjustments (2)	15% - 50%	22%
Mortgage servicing rights	532	Multiple of annual	Estimated prepayment speed	237% - 454%	421%
		service fee	based on rate and term
December 31, 2016
Impaired loans	$604	Appraisal (1)	Appraisal adjustments (2)	15% - 25%	19%
Foreclosed real estate	1,594	Appraisal (1)	Appraisal adjustments (2)	9% - 9%	9%
Mortgage servicing rights	367	Multiple of annual	Estimated prepayment speed	247% - 490%	446%
		service fee	based on rate and term

(1)	Fair value is generally determined through independent appraisals, which generally include various level 3 inputs that are not identifiable.

(2)	Appraisals may be adjusted downward by the Corporation’s management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of the Corporation’s financial instruments as of June 30, 2017 and December 31, 2016:

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

The following presents the carrying amounts and estimated fair values of the Corporation’s financial instruments as of June 30, 2017 and December 31, 2016.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices	Significant	Significant
			in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
(dollars in thousands)	Amount	Fair Value	Identical Assets	Inputs	Inputs
June 30, 2017
Financial assets
Cash and cash equivalents	$61,329	$61,329	$61,329	$0	$0
Securities available-for-sale	181,897	181,897	14,160	167,737	0
Restricted investment in bank stocks	6,866	6,866	0	6,866	0
Loans held for sale	2,034	2,107	0	2,107	0
Loans, net	1,337,234	1,331,238	0	0	1,331,238
Interest receivable	4,335	4,335	0	4,335	0
Mortgage servicing rights	493	532	0	0	532

Financial liabilities
Deposits	$1,325,665	$1,323,670	$0	$1,323,670	$0
Short-term borrowings	36,524	36,524	0	36,524	0
Long-term debt	135,310	133,155	0	125,250	7,905
Interest payable	445	445	0	445	0

Off-balance sheet instruments	0	0	0	0	0

December 31, 2016
Financial assets
Cash and cash equivalents	$74,032	$74,032	$74,032	$0	$0
Securities available-for-sale	194,739	194,739	13,937	180,802	0
Restricted investment in bank stocks	6,926	6,926	0	6,926	0
Loans held for sale	1,548	1,603	0	1,603	0
Loans, net	1,255,779	1,251,031	0	0	1,251,031
Interest receivable	4,448	4,448	0	4,448	0
Mortgage servicing rights	324	367	0	0	367

Financial liabilities
Deposits	$1,264,177	$1,262,529	$0	$1,262,529	$0
Short-term borrowings	56,637	56,637	0	56,637	0
Long-term debt	125,310	123,353	0	115,195	8,158
Interest payable	450	450	0	450	0

Off-balance sheet instruments	0	0	0	0	0

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

Gross amounts Not Offset in
		Gross	Net Amounts	the Statements of Condition
	Gross	Amounts	of Liabilities	Financial Instruments
	Amounts of	Offset in the	Presented in	U.S. agency		Cash
	Recognized	Statements	the Statements	mortgage-backed,		Collateral	Net
(dollars in thousands)	Liabilities	of Condition	of Condition	residential	U.S. agency	Pledged	Amount
June 30, 2017
Repurchase Agreements	$26,524	$0	$26,524	(26,524)	0	$0	$0

December 31, 2016
Repurchase Agreements	$23,637	$0	$23,637	(23,529)	(108)	$0	$0

As of June 30, 2017 and December 31, 2016, the fair value of securities pledged in connection with repurchase agreements was $29,998,000 and $32,535,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for Codorus Valley Bancorp, Inc. (“Codorus Valley” or “the Corporation”), a bank holding company, and its wholly-owned subsidiary, PeoplesBank, A Codorus Valley Company (“PeoplesBank”), are provided below. Codorus Valley’s consolidated financial condition and results of operations consist almost entirely of PeoplesBank’s financial condition and results of operations. Current performance does not guarantee, and may not be indicative of, similar performance in the future.

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

Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016

Financial Highlights

The Corporation’s net income available to common shareholders (earnings) was $3,685,000 for the quarter ended June 30, 2017, as compared to $3,040,000 for the quarter ended June 30, 2016, an increase of $645,000 or 21 percent.

●	Net interest income for the second quarter of 2017 increased $1,429,000 or 11 percent above the same period in 2016, primarily due to increased interest income from a higher volume of commercial loans in the second quarter of 2017 as compared to the second quarter of 2016.

●	The Corporation’s net interest margin (tax-equivalent basis) for the second quarter of 2017 was 3.76 percent, compared to 3.95 percent for the second quarter of 2016. The margin was impacted by a decline in yields on our fixed commercial loan and investment portfolios, higher balances in interest bearing deposits with banks, a loan placed on non-accrual status and an increase in overall funding costs.

●	The provision for loan losses was $825,000 for the second quarter 2017, a $25,000 increase as compared to a provision of $800,000 for the second quarter of 2016. The allowance as a percentage of total loans was 1.21 percent at June 30, 2017, as compared to 1.18 percent at December 31, 2016, and 1.16 percent at June 30, 2016.

●	Noninterest income for the second quarter of 2017 increased $397,000 or 16 percent ($334,000 or 14 percent excluding gain on sales of securities) compared to the second quarter of 2016. Several sources contributed to the rise in noninterest income, including increased trust and investment services fees, service charges on deposits and gain on sales of loans. Gain on sales of investment securities increased $63,000 when compared to the second quarter of 2016.

●	Noninterest expenses in the second quarter of 2017 were $754,000 or 7 percent higher than the second quarter of 2016. Higher personnel costs, which include compensation and benefits, charitable donations, director’s fees, external data processing and telecommunications costs accounted for the majority of the increase with a decrease in costs associated with foreclosed real estate and marketing somewhat offsetting the rise in other noninterest expenses.

●	The provision for income taxes for the second quarter of 2017 increased by $402,000 or 29 percent as compared to the second quarter of 2016. The increase is primarily a result of $1,047,000 or 24 percent rise in pre-tax income in the second quarter of 2017 compared to the same period in 2016.

The schedule below presents selected performance metrics for the second quarter of both 2017 and 2016. Per share computations include the effect of stock dividends, including the 5 percent common stock dividend distributed in the fourth quarter of 2016.

	Three months ended
	June 30,
	2017	2016
Basic earnings per common share	$0.43	$0.36
Diluted earnings per common share	$0.43	$0.36
Cash dividend payout ratio	30.90%	34.05%
Return on average assets	0.88%	0.84%
Return on average equity	9.16%	8.01%
Net interest margin (tax equivalent basis)	3.76%	3.95%
Net overhead ratio	2.01%	2.19%
Efficiency ratio	62.81%	64.89%
Average equity to average assets	9.65%	10.45%

A more detailed analysis of the factors and trends affecting the Corporation’s earnings and financial position follows.

Income Statement Analysis

Net Interest Income

Unless otherwise noted, this section discusses interest income and interest expense amounts as reported in the Consolidated Statements of Income, which are not presented on a tax equivalent basis.

Net interest income for the quarter ended June 30, 2017 was $14,628,000, an increase of $1,429,000 or 11 percent compared to net interest income of $13,199,000 for the second quarter of 2016. The increase was primarily attributable to higher loan interest income. The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 3.76 percent for the second quarter of 2017 compared to the 3.95 percent for the second quarter of 2016. The margin was impacted by a decline in yields on investment securities and loans, a loan placed on non-accrual status and an increase in overall funding costs.

Total interest income for the second quarter of 2017 totaled $17,295,000, an increase of $1,972,000 or 13 percent above the amount of total interest income for the second quarter of 2016. The change was primarily a result of a significant increase in loan income, partially offset by a decline in investment income.

Interest income on investments decreased $25,000 or 2 percent in the second quarter of 2017 compared to the same period in 2016. The average balance of the investment securities portfolio decreased $875,000 or less than 1 percent when comparing the second quarter of 2017 to the same period in 2016. The tax-equivalent yield on investments for the second quarter of 2017 was 2.48 percent or 16 basis points lower than the 2.64 percent experienced in the second quarter of 2016, which also contributed to the decrease in interest income on investments.

Interest income on loans increased $1,878,000 or 13 percent in the second quarter of 2017 compared to the same period in 2016. The average balance of outstanding loans, primarily commercial loans, increased approximately $177,628,000 or 15 percent comparing the second quarter of 2017 to the same period in 2016 which primarily attributed to the increase in interest income on loans. The tax-equivalent yield on loans for the second quarter 2017 was 4.86 percent or 11 basis points lower than the 4.97 percent experienced in the second quarter of 2016. The decline in yields was offset by an increase in interest income from the higher volume of loans in the second quarter of 2017 compared to the same period in 2016.

Total interest expense for the second quarter of 2017 totaled $2,667,000, an increase of $543,000 or 26 percent as compared to total interest expense of $2,124,000 for the second quarter of 2016. The change was a result of increases in the average volume and costs of deposits, short term borrowings and long term debt.

Interest expense on deposits increased $340,000 or 21 percent in the second quarter of 2017 compared to the same period in 2016. The average rate paid on interest-bearing deposits was 0.71 percent in the second quarter of 2017 which was slightly higher than the average rate paid of 0.66 percent in the second quarter of 2016. The average balance of interest-bearing deposits for the second quarter of 2017 increased by $122,827,000 or 13 percent compared to the second quarter of 2016. Also, the Corporation experienced favorable growth in noninterest-bearing deposits, with the average volume for the second quarter of 2017 increasing 20 percent to $214,489,000 as compared to $179,026,000 for the second quarter of 2016.

Interest expense on borrowings for the second quarter of 2017 increased $203,000 or 39 percent compared to the second quarter of 2016, due primarily to a higher rate paid on the borrowings. Short-term borrowings consisting of repurchase agreements and other short-term borrowings averaged $49,556,000 for the second quarter of 2017, compared to an average balance $20,760,000 for the second quarter of 2016. The rate on average short-term borrowings for the second quarter of 2017 was 0.81 percent, an increase as compared to a rate of 0.54 percent for the second quarter of 2016. Long-term debt, primarily from the Federal Home Loan Bank of Pittsburgh (FHLBP), averaged $135,530,000 for the second quarter of 2017, compared to an average balance of approximately $120,310,000 for the second quarter of 2016. The rate on average long-term borrowings for the second quarter of 2017 was 1.83 percent, an increase as compared to a rate of 1.63 percent for the second quarter of 2016.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended June 30,
		2017			2016
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$54,399	$142	1.05%	$21,115	$26	0.50%
Investment securities:
Taxable	139,355	735	2.12	120,982	657	2.18
Tax-exempt	56,697	477	3.37	74,195	625	3.39
Total investment securities	196,052	1,212	2.48	195,177	1,282	2.64

Loans:
Taxable (1)	1,316,505	15,976	4.87	1,137,325	14,084	4.98
Tax-exempt	17,801	190	4.28	19,353	204	4.24
Total loans	1,334,306	16,166	4.86	1,156,678	14,288	4.97
Total earning assets	1,584,757	17,520	4.43	1,372,970	15,596	4.57
Other assets (2)	82,478			80,631
Total assets	$1,667,235			$1,453,601
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$582,382	$659	0.45%	$484,238	$442	0.37%
Savings	89,581	22	0.10	75,685	19	0.10
Time	423,601	1,267	1.20	412,814	1,147	1.12
Total interest bearing deposits	1,095,564	1,948	0.71	972,737	1,608	0.66
Short-term borrowings	49,556	100	0.81	20,760	28	0.54
Long-term debt	135,530	619	1.83	120,310	488	1.63
Total interest bearing liabilities	1,280,650	2,667	0.84	1,113,807	2,124	0.77

Noninterest bearing deposits	214,489			179,026
Other liabilities	11,211			8,909
Shareholders’ equity	160,885			151,859

Total liabilities and shareholders’ equity	$1,667,235			$1,453,601
Net interest income (tax equivalent basis)		$14,853			$13,472
Net interest margin (3)			3.76%			3.95%
Tax equivalent adjustment		(225)			(273)
Net interest income		$14,628			$13,199

(1)	Average balance includes average nonaccrual loans of $3,429,000 for 2017 and $2,570,000 for 2016.

Interest includes net loan fees of $708,000 for 2017 and $863,000 for 2016.

(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.

(3)	Net interest income (tax equivalent basis) annualized as a percentage of average earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended
	June 30,
	2017 vs. 2016
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$42	$74	$116
Investment securities:
Taxable	26	52	78
Tax-exempt	(147)	(1)	(148)
Loans:
Taxable	1,924	(32)	1,892
Tax-exempt	(17)	3	(14)
Total interest income	1,828	96	1,924
Interest Expense
Deposits:
Interest bearing demand	77	140	217
Savings	3	0	3
Time	30	90	120
Short-term borrowings	38	34	72
Long-term debt	59	72	131
Total interest expense	207	336	543
Net interest income	$1,621	$(240)	$1,381

* Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

The provision for loan losses is an expense charged to earnings to cover the estimated losses attributable to uncollected loans. The provision reflects management’s judgment of an appropriate level for the allowance for loan losses. The provision for loan losses was $825,000 for the second quarter of 2017, a $25,000 increase as compared to a provision of $800,000 for the second quarter of 2016. The provision for both periods supported adequate allowance for loan loss coverage considering several factors, including the Corporation’s continued commercial loan growth. The allowance as a percentage of total loans was 1.21 percent at June 30, 2017, as compared to 1.18 percent at December 31, 2016, and 1.16 percent at June 30, 2016.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 61.

Noninterest Income

The following table presents the components of total noninterest income for the second quarter of 2017, compared to the second quarter of 2016.

Table 3 - Noninterest income

	Three months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2017	2016	$	%

Trust and investment services fees	$741	$621	$120	19%
Income from mutual fund, annuity and insurance sales	195	236	(41)	(17)
Service charges on deposit accounts	1,051	901	150	17
Income from bank owned life insurance	250	224	26	12
Other income	261	229	32	14
Gain on sales of loans held for sale	282	235	47	20
Gain on sales of securities	63	0	63	*nm
Total noninterest income	$2,843	$2,446	$397	16%

The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The $120,000 or 19 percent increase in trust and investment services fees was due to an increase in assets under management year over year related to new accounts and market returns and a one-time executor fee.

Service charges on deposits accounts—The $150,000 or 17 percent increase in service charges on deposit accounts was due to the increase in the volume of demand deposit accounts subject to fees and debit card transactions.

Income from bank owned life insurance—The $26,000 or 12 percent increase in income from bank owned life insurance was due to additional investments of $4,000,000 during the first quarter of 2017 and $6,987,000 during the twelve months ended December 31, 2016.

Other income— The $32,000 or 14 percent increase in other income was due to higher miscellaneous client based fees, such as wire transfer and rental of safe deposit boxes, sales of credit cards, gift cards and checkbooks, and loan related income.

Gain on sales of loans held for sale—The $47,000 or 20 percent increase in gain from the sale of loans was due to a higher volume of originations and sales of residential mortgage loans held for sale during the second quarter of 2017 compared to 2016. In addition, there was $29,000 of gain on sale of the guaranteed portion of Small Business Administration (SBA) loans held for sale in the second quarter of 2017 as compared to none for the same period in 2016.

Noninterest Expense

The following table presents the components of total noninterest expense for the first quarter of 2017, compared to the first quarter of 2016.

Table 4 - Noninterest expense

	Three months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2017	2016	$	%

Personnel	$6,399	$6,001	$398	7%
Occupancy of premises, net	807	824	(17)	(2)
Furniture and equipment	696	707	(11)	(2)
Postage, stationery and supplies	226	204	22	11
Professional and legal	173	167	6	4
Marketing	361	369	(8)	(2)
FDIC insurance	221	180	41	23
Debit card processing	271	265	6	2
Charitable donations	168	27	141	522
Telecommunications	200	164	36	22
External data processing	452	349	103	30
Foreclosed real estate including provision for losses	1	95	(94)	(99)
Other	1,192	1,061	131	12
Total noninterest expense	$11,167	$10,413	$754	7%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $398,000 or 7 percent increase in personnel expense was due largely to the addition of new employees to support the Corporation’s business and consumer banking services in our Maryland market and expanded Pennsylvania market during the prior twelve months. Also contributing to the increase was higher cost of health insurance.

Charitable donations—The $141,000 or 522 percent increase in charitable donations was primarily due to an increase in donations eligible for Pennsylvania tax credits during the second quarter of 2017 compared to 2016. The donations usually occur in the first quarter of each year but were delayed due to timing of approval of the aforementioned Pennsylvania tax credits.

External data processing—The $103,000 or 30 percent increase in external data processing expenses reflects increased outsourcing of transaction processing to specialized vendors on their hosted and secure websites and also an increase in transaction volume being processed due to business growth.

Foreclosed real estate—The $94,000 or 99 percent decrease in foreclosed real estate expenses was primarily due to the reduction in the number of properties held during the second quarter of 2017 as compared to the second quarter of 2016.

Other—The $131,000 or 12 percent increase in other expenses is primarily a result of stock awards granted to the Corporation’s directors during the quarter.

Provision for Income Taxes

The provision for income taxes for the second quarter of 2017 was $1,794,000, an increase of $402,000 or 29 percent as compared to the second quarter of 2016. The increase is primarily a result of a higher level of pre-tax income for the second quarter of 2017 versus the same period in 2016. For both the second quarter of 2017 and 2016, the Corporation’s statutory federal income tax rate was 35 percent and the effective income tax rate was 33 percent and 31 percent, respectively. The effective tax rate differs from the statutory tax rate due to the impact of certain elements with specific tax benefits, including tax-exempt income, such as income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance.

Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016

Financial Highlights

The Corporation’s net income available to common shareholders (earnings) was $7,104,000 for the first six months of 2017 compared to $5,841,000 for the first six months of 2016, an increase of $1,263,000 or 22 percent.

●	Net interest income for the first six months of 2017 increased $2,524,000 or 10 percent above the first six months of 2016, primarily due to increased interest income from a higher volume of commercial loan growth over the previous twelve months.

●	The Corporation’s net interest margin (tax-equivalent basis) for the six months ended June 30, 2017 was 3.78 percent, compared to 3.95 percent for the first six months of 2016. The margin was impacted by a decline in yields on our fixed commercial loan and investment portfolios, higher balances in interest bearing deposits with banks, a loan placed on non-accrual status and an increase in overall funding costs.

●	The provision for loan losses for the first six months of 2017 was $1,475,000 or a $125,000 decrease as compared to a provision of $1,600,000 for the first six months of 2016. The provision for both periods supported adequate allowance for loan loss coverage including the Corporation’s substantial growth in commercial loans. The allowance as a percentage of total loans was 1.21 percent at June 30, 2017, as compared to 1.18 percent at December 31, 2016, and 1.16 percent at June 30, 2016.

●	Noninterest income for the first six months of 2017 increased $693,000 or 14 percent ($824,000 or 18 percent excluding gain on sales of securities) compared to the first six months of 2016. Contributing to the rise in noninterest income were trust and investment services fees, service charges on deposits, income from bank owned life insurance, gain on sales of loans and other income. Offsetting some of the increases were declines in income from mutual fund, annuity and insurance sales and gain on sales of securities.

●	Noninterest expenses for the first six months of 2017 were $1,359,000 or 7 percent higher than the first six months of 2016. The increase was primarily attributable to higher personnel costs, external data processing costs and other expenses. Offsetting some of the increases were declines in foreclosed real estate expenses and marketing costs.

●	The provision for income taxes for the first six months of 2017 increased $736,000 or 28 percent as compared to the first six months of 2016. The increase was primarily a result of higher pre-tax income for the first six months of 2017 compared to the same period in 2016.

On June 30, 2017, the Corporation’s total assets were over $1.67 billion, an increase of 4 percent since December 31, 2016. The increase was attributed to loan growth, primarily in commercial loans.

The Corporation’s capital level remained sound as evidenced by regulatory capital ratios that exceed current regulatory requirements for well capitalized institutions. As of June 30, 2017, the Corporation’s capital calculations and ratios reflect full compliance with the Basel III regulatory capital framework, which became effective on January 1, 2015.

The schedule below presents selected performance metrics for the first six months of both 2017 and 2016. Per share computations include the effect of stock dividends, including the 5 percent common stock dividend distributed in the fourth quarter of 2016.

	Six months ended
	June 30,
	2017	2016
Basic earnings per common share	$0.84	$0.69
Diluted earnings per common share	$0.83	$0.69
Cash dividend payout ratio	32.04%	35.43%
Return on average assets	0.87%	0.82%
Return on average equity	8.94%	7.61%
Net interest margin (tax equivalent basis)	3.78%	3.95%
Net overhead ratio	2.05%	2.26%
Efficiency ratio	63.67%	66.09%
Average equity to average assets	9.73%	10.72%

A more detailed analysis of the factors and trends affecting the Corporation’s earnings and financial position follows.

Income Statement Analysis

Net Interest Income

Net interest income for the six months ending June 30, 2017 was $28,688,000, an increase of $2,524,000 or 10 percent compared to net interest income of $26,164,000 for the first six months of 2016. The increase was primarily attributable to higher loan interest income. The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 3.78 percent for the first six months of 2017, representing a decrease compared to the 3.95 percent net interest margin for the first six months of 2016.

Total interest income for the first six months of 2017 totaled $33,800,000, an increase of $3,463,000 or 11 percent above the amount of total interest income for the first six months of 2016. The change was primarily a result of a significant increase in loan income, partially offset by a decline in investment income.

Interest income on loans increased $3,464,000 or 12 percent in the first six months of 2017 compared to the same period in 2016. The average balance of outstanding loans increased approximately $169,623,000 or 15 percent in the first six months of 2017 compared to the first six months of 2016, reflecting commercial loan growth over the past year.

Investment income for the first six months of 2017 decreased $162,000 or 7 percent compared to the first six months of 2016. The tax-equivalent yield on investments for the first six months of 2017 was 2.48 percent or 19 basis points lower than the 2.67 percent experienced during the first six months of 2016, as the yields on maturing investments were generally higher than those on investments purchased in the current lower interest rate environment.

Total interest expense for the first six months of 2017 totaled $5,112,000, an increase of $939,000 or 23 percent as compared to total interest expense of $4,173,000 for the first six months of 2016. The change in interest expense was primarily a result of an increase in the average volume and cost of deposits and long-term borrowings.

Interest expense on deposits increased $637,000 or 20 percent in the first six months of 2017 compared to the same period in 2016. The increase was due to both an increase in the costs of and growth in deposits. The average balance of interest-bearing deposits for the first six months of 2017, primarily in lower cost core deposits, increased by $126,207,000 or 13 percent compared to the average for the first six months of 2016. The average rate paid on interest-bearing deposits in the first six months of 2017 was 0.70 percent, an increase from the average rate of 0.66 percent paid on interest-bearing deposits during the first six months of 2016. Also, the Corporation experienced favorable growth in noninterest-bearing deposits, with the average volume for the first six months of 2017 increasing to $206,544,000, as compared to $170,162,000 for the first six months of 2016.

Interest expense on borrowings for the first six months of 2017 increased $302,000 or 29 percent compared to the first six months of 2016, due primarily to a higher average balance and cost of both short-term borrowings and long-term debt. Outstanding long-term borrowings, consisting primarily of Federal Home Loan Bank of Pittsburgh (FHLBP) advances, averaged $130,669,000 for the first six months of 2017, compared to an average balance of approximately $120,310,000 for the same period of 2016. The rate on average long-term borrowings for the first half of 2017 was 1.80 percent, a slight increase as compared to the rate of 1.63 percent for the same period of 2016.

 Table 5-Average Balances and Interest Rates (tax equivalent basis)

	Six months ended June 30,
		2017			2016
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$40,109	$195	0.98%	$12,619	$34	0.54%
Investment securities:
Taxable	139,633	1,460	2.11	128,029	1,426	2.24
Tax-exempt	58,772	980	3.36	73,992	1,259	3.42
Total investment securities	198,405	2,440	2.48	202,021	2,685	2.67

Loans:
Taxable (1)	1,296,586	31,243	4.86	1,125,999	27,764	4.96
Tax-exempt	18,001	383	4.29	18,965	400	4.24
Total loans	1,314,587	31,626	4.85	1,144,964	28,164	4.95
Total earning assets	1,553,101	34,261	4.45	1,359,604	30,883	4.57
Other assets (2)	80,854			76,367
Total assets	$1,633,955			$1,435,971
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$569,392	$1,234	0.44%	$473,664	$858	0.36%
Savings	85,686	42	0.10	73,313	36	0.10
Time	423,191	2,479	1.18	405,085	2,224	1.10
Total interest bearing deposits	1,078,269	3,755	0.70	952,062	3,118	0.66
Short-term borrowings	47,935	192	0.81	31,242	82	0.53
Long-term debt	130,669	1,165	1.80	120,310	973	1.63
Total interest bearing liabilities	1,256,873	5,112	0.82	1,103,614	4,173	0.76

Noninterest bearing deposits	206,554			170,162
Other liabilities	11,586			8,232
Shareholders’ equity	158,942			153,963

Total liabilities and shareholders’ equity	$1,633,955			$1,435,971
Net interest income (tax equivalent basis)		$29,149			$26,710
Net interest margin (3)			3.78%			3.95%
Tax equivalent adjustment		(461)			(546)
Net interest income		$28,688			$26,164

(1)	Average balance includes average nonaccrual loans of $3,500,000 for 2017 and $2,826,000 for 2016.

Interest includes net loan fees of $1,378,000 for 2017 and $1,568,000 for 2016.

(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.

(3)	Net interest income (tax equivalent basis) annualized as a percentage of average interest earning assets.

Table 6-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Six months ended
	June 30,
	2017 vs. 2016
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$75	$86	$161
Investment securities:
Taxable	(21)	55	34
Tax-exempt	(259)	(20)	(279)
Loans:
Taxable	3,776	(297)	3,479
Tax-exempt	(20)	3	(17)
Total interest income	3,551	(173)	3,378
Interest Expense
Deposits:
Interest bearing demand	151	225	376
Savings	6	0	6
Time	99	156	255
Short-term borrowings	50	60	110
Long-term debt	80	112	192
Total interest expense	386	553	939
Net interest income	$3,165	$(726)	$2,439

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

For the first six months of 2017, the provision for loan losses was $1,475,000, as compared to a provision of $1,600,000 for the first six months of 2016. The provision for both periods supported adequate allowance for loan loss coverage, including the Corporation’s substantial growth in commercial loans. For the first six months of 2017, net charge-offs were $52,000, as compared to $746,000 in the first six months of 2016. The allowance as a percentage of total loans was 1.21 percent at June 30, 2017, as compared to 1.18 percent at December 31, 2016, and 1.16 percent at June 30, 2016.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 61.

Noninterest Income

The following table presents the components of total noninterest income for the first six months of 2017, compared to the first six months of 2016.

Table 7 - Noninterest income

	Six months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2017	2016	$	%

Trust and investment services fees	$1,400	$1,238	$162	13%
Income from mutual fund, annuity and insurance sales	406	495	(89)	(18)
Service charges on deposit accounts	2,021	1,738	283	16
Income from bank owned life insurance	522	398	124	31
Other income	541	418	123	29
Gain on sales of loans held for sale	571	350	221	63
Gain on sales of securities	63	194	(131)	(68)
Total noninterest income	$5,524	$4,831	$693	14%

The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The $162,000 or 13 percent increase in trust and investment services fee income was a result of an increase in assets under management year over year related to new accounts and market returns and a one-time executor fee.

Income from mutual fund, annuity and insurance sales—The $89,000 or 18 percent decrease in income from the sale of mutual fund, annuity and insurance products was partially due to a reduction in commissions received for annuity and insurance sales due to the new Department of Labor fiduciary rules.

Service charges on deposit accounts—The $283,000 or 16 percent increase in service charge income on deposit accounts was due to a growth in the volume of deposit accounts subject to fees.

Income on bank owned life insurance—The $124,000 or 31 percent increase in income from bank owned life insurance was due to additional investments during 2017 and 2016.

Other income—The $123,000 or 29 percent increase in other income was due to higher miscellaneous client based service charges, such as wire transfer, gift card, and credit card merchant fees and loan related income, such as mortgage loan servicing and FHA loan origination fees.

Gain on sales of loans held for sale—The $221,000 or 63 percent increase in gain from the sale of residential mortgage loans held for sale was due to a higher volume of mortgage originations and sales and mortgage servicing rights on residential loans sold with servicing retained during 2017 compared to 2016 and gain on sales of the guaranteed portion of SBA loans sales which did not occur in the first six months of 2016.

Noninterest Expense

The following table presents the components of total noninterest expense for the first six months of 2017, compared to the first six months of 2016.

Table 8 - Noninterest expense

	Six months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2017	2016	$	%

Personnel	$13,135	$11,998	$1,137	9%
Occupancy of premises, net	1,678	1,721	(43)	(2)
Furniture and equipment	1,391	1,432	(41)	(3)
Postage, stationery and supplies	391	377	14	4
Professional and legal	322	330	(8)	(2)
Marketing	697	838	(141)	(17)
FDIC insurance	374	346	28	8
Debit card processing	486	562	(76)	(14)
Charitable donations	834	768	66	9
Telecommunications	404	326	78	24
External data processing	847	682	165	24
Foreclosed real estate including (recovery of) provision for losses	(28)	135	(163)	(121)
Other	1,699	1,356	343	25
Total noninterest expense	$22,230	$20,871	$1,359	7%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $1,137,000 or 9 percent increase in personnel expense was due largely to the addition of new employees to support the Corporation’s business growth. Also contributing to the increase was higher cost of health insurance.

Marketing—The $141,000 or 17 percent decrease in marketing expenses was primarily due to timing of planned initiatives and campaigns during the year.

Debit card processing—The $76,000 or 14 percent decrease in debit card processing reflects lower card replacement costs due to 2016 including reissuance costs associated with upgrading PeoplesBank’s debit cards to the EMV chip card technology. In addition, 2017 includes a reduction to transaction processing costs as a result of an annual Visa incentive credit.

External data processing—The $165,000 or 24 percent increase in external data processing expenses reflects increased reliance on outsourcing transaction processing to specialized vendors, which is typically performed on such vendors’ hosted and secure websites. In addition, increased volumes in both accounts and transactions year over year due to business expansion resulted in higher costs.

Foreclosed real estate —The $163,000 or 121 percent decrease in foreclosed real estate expenses was primarily due to the reduction in the number of properties held during 2017 as compared to the same period in 2016 and 2017 includes a recovery of a loss provision on a property sold during the first quarter.

Other —The $343,000 or 25 percent increase in other expenses, which is comprised of many underlying expenses, was primarily due to stock awards granted to the Corporation’s directors during the second quarter of 2017 and increases in membership fees, Pennsylvania bank shares tax, and miscellaneous loan related expenses as compared to the same period in 2016.

Provision for Income Taxes

The provision for income taxes for the first six months of 2017 was $3,403,000, an increase of $736,000 or 28 percent as compared to the first six months of 2016. The increase is primarily a result of a higher level of pre-tax income for the first six months of 2017 versus the same period in 2016. For both the first six months of 2017 and 2016, the Corporation’s statutory federal income tax rate was 35 percent. However, the effective income tax rate was 32 percent for the first six months of 2016, compared to 31 percent for the same period in 2016. The effective tax rate differs from the statutory tax rate due to the impact of certain elements with specific tax benefits, including tax-exempt income, such as income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance.

Preferred Stock Dividends

No preferred stock dividends were paid in the first six months of 2017 as compared to $16,000 for the first six months of 2016. On February 18, 2016, the Corporation completed the redemption of all 12,000 remaining shares of the Corporation’s Series B preferred stock issued in connection with the Small Business Lending Fund Program. This transaction was reported on a Form 8-K filed on February 19, 2016.

Balance Sheet Review

Interest Bearing Deposits with Banks

On June 30, 2017, interest bearing deposits with banks totaled $42,964,000, a decrease of $12,002,000 or 22 percent, compared to the level at year-end 2016. The decrease was primarily the result of a decline in short-term borrowings and increase in loans.

Investment Securities (Available-for-Sale)

The Corporation’s entire investment securities portfolio is classified available-for-sale, and is comprised primarily of interest-earning debt securities. The overall composition of the Corporation’s investment securities portfolio is provided in Note 2—Securities. On June 30, 2017, the fair value of investment securities available-for-sale totaled $181,897,000, which represented a decrease of $12,842,000 as compared to the fair value of investment securities at year-end 2016. Principal reductions from investment maturities and mortgage-backed security payments exceeded new investments during the first six months of 2017 and were redeployed in higher yielding loans.

Loans

On June 30, 2017, total loans, net of deferred fees, were $1.35 billion, which was $82,877,000 or 7 percent higher than the level at year-end 2016. This change in volume was due primarily to an increase in commercial loans, particularly within the builder & developer, manufacturing and residential real estate investor sectors which reflected continued commercial loan demand in our markets. Commercial loans within the builder & developer, commercial real estate investor and residential real estate investor sectors each represented more than 10 percent of the total portfolio. The composition of the Corporation’s loan portfolio is provided in Note 4—Loans.

Deposits

Deposits are the Corporation’s principal source of funding for earning assets. On June 30, 2017, deposits totaled $1.33 billion, which reflected a $61,488,000 or 5 percent increase compared to the level at year-end 2016. Of the increase in total deposits, $14,140,000 was attributable to growth in noninterest bearing deposits, with an additional $46,229,000 related to growth in interest bearing demand, NOW, money market and savings deposits. Time deposits increased $1,119,000 compared to the level at year-end 2016. The composition of the Corporation’s total deposit portfolio is provided in Note 6—Deposits.

Short-term Borrowings

Short-term borrowings, which consist of securities sold under agreements to repurchase (repurchase agreements), federal funds purchased, and other short-term borrowings, totaled $36,524,000 at June 30, 2017, which reflected a $20,113,000 or 36 percent decrease compared to the level at year-end 2016. The decrease was primarily attributed to a repayment of $20,000,000 in short-term borrowings.

Long-term Debt

The Corporation uses long-term borrowings as a secondary funding source for asset growth and to manage interest rate risk. On June 30, 2017 long-term debt totaled $135,310,000 compared to $125,310,000 at year-end 2016. A listing of outstanding long-term debt obligations is provided in Note 7—Short-Term Borrowings and Long-Term Debt.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion and acquisitions, dividend policy and distributions, and regulatory mandates. The Corporation’s total shareholders’ equity was approximately $161,436,000 on June 30, 2017, an increase of approximately $6,479,000 or 4 percent, compared to the level at year-end 2016. The increase was primarily the result of the increase in retained earnings of $4,828,000 or 17 percent from profitable operations.

Cash Dividends on Common Stock

The Corporation has historically paid cash dividends on its common stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other relevant factors. As recently announced, the Board of Directors declared a quarterly cash dividend of $0.135 per common share on July 11, 2017, payable on August 8, 2017, to common shareholders of record at the close of business on July 25, 2017. This cash dividend follows the $0.135 common stock cash dividends distributed in February and April 2017.

Capital Adequacy

The Corporation and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. The regulatory capital measures for the Corporation and PeoplesBank as of June 30, 2017 and the minimum capital ratios established by regulators are set forth in Note 8—Regulatory Matters to the financial statements. We believe that both Codorus Valley and PeoplesBank were well capitalized on June 30, 2017.

Our capital adequacy as of June 30, 2017, reflects updated regulatory capital guidelines from the Board of Governors of the Federal Reserve System finalized rule which implemented the Basel III regulatory capital framework, and which became effective for the Corporation and PeoplesBank on January 1, 2015. Under the revised regulatory capital framework, minimum requirements increased both the quantity and quality of capital held by banking organizations. Additionally, a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5 percent and a common equity Tier 1 conservation buffer of risk-weighted assets applies to all supervised financial institutions. The rule also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent for all banks. The new rule also increases the risk weights for past-due loans, certain commercial real estate loans and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

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

Under the new rule as effective through the six months ending June 30, 2017, the Corporation and PeoplesBank had no regulatory dividend restrictions and remained well capitalized by all regulatory capital measures (see Note 8—Regulatory Matters to the financial statements). The Corporation plans to manage its capital adequacy to ensure continued compliance with the new capital rules.

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

Nonperforming Assets

Nonperforming assets, as shown in the table below, are asset categories that pose the greatest risk of loss. The level of nonperforming assets as of June 30, 2017 has increased by approximately $739,000 or 11 percent when compared to year-end 2016. The increase was primarily the result of loans placed on non-accrual status during the quarter which was offset by sales of foreclosed real estate properties.

The Corporation regularly monitors large and criticized assets in its commercial loan portfolio recognizing that prolonged low economic growth, or a weakening economy, could have negative effects on these commercial borrowers. Nonperforming assets are monitored and managed for collection of these accounts. Collection efforts, including modification of contractual terms for individual accounts based on prevailing market conditions and liquidation of collateral assets, are employed to maximize recovery. A special assets committee meets monthly to review nonperforming assets. We generally rely on appraisals performed by independent licensed appraisers to determine the value of real estate collateral for impaired collateral-dependent loans. Generally, an appraisal is performed when: an account reaches 90 days past due, unless a certified appraisal was completed within the past twelve months; market values have changed significantly; the condition of the property has changed significantly; or the existing appraisal is outdated based upon regulatory or policy requirements. In instances where the value of the collateral, net of costs to sell, is less than the net carrying amount for impaired commercial related loans, a specific loss allowance is established for the difference. Further provisions for loan losses may be required for nonaccrual loans as additional information becomes available or conditions change. When it is probable that some portion or an entire loan balance will not be collected, that amount is charged off as loss against the allowance.

The paragraphs and table below address significant changes in the nonperforming asset categories as of June 30, 2017 compared to December 31, 2016.

Table 9 - Nonperforming Assets

	June 30,	December 31,
(dollars in thousands)	2017	2016

Nonaccrual loans	$6,943	$3,114
Nonaccrual loans, troubled debt restructurings	120	0
Accruing loans 90 days or more past due	160	733
Total nonperforming loans	7,223	3,847
Foreclosed real estate, net of allowance	68	2,705
Total nonperforming assets	$7,291	$6,552
Accruing troubled debt restructurings	$3,447	$3,664

Total period-end loans, net of deferred fees	$1,353,648	$1,270,771
Allowance for loan losses (ALL)	$16,415	$14,992
ALL as a % of total period-end loans	1.21%	1.18%
Annualized net charge-offs as a % of average total loans	0.01%	0.06%
ALL as a % of nonperforming loans	227.24%	389.69%
Nonperforming loans as a % of total period-end loans	0.53%	0.30%
Nonperforming assets as a % of total period-end loans and net foreclosed real estate	0.54%	0.51%
Nonperforming assets as a % of total period-end assets	0.44%	0.41%
Nonperforming assets as a % of total period-end shareholders’ equity	4.52%	4.23%

Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due. We generally place a loan on nonaccrual status and cease accruing interest income (i.e., recognize interest income on a cash basis, as long as the loan is sufficiently collateralized) when loan payment performance is unsatisfactory and the loan is past due 90 days or more. A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all of the principal and interest amounts contractually due are current for at least six consecutive payments and future payments are reasonably assured. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. As of June 30, 2017, the nonperforming loan portfolio balance totaled $7,223,000, compared to $3,847,000 at year-end 2016. The increase was a result of $3,949,000 in additions to nonaccrual loans, primarily one loan, which was offset by a decrease of $573,000 in accruing loans 90 days or more past due. For both periods, the nonperforming portfolio balance was comprised primarily of collateralized commercial loans.

Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank and is included in the Other Assets category on the Corporation’s balance sheet. The carrying amount of foreclosed real estate as of June 30, 2017, net of allowance, totaled $68,000 compared to $2,705,000 at year-end 2016. The decrease is attributable to the sale of three properties (two commercial and one residential) during the first quarter of 2017.

Troubled debt restructurings pertain to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. As of June 30, 2017, the accruing troubled debt restructuring portfolio balance totaled $3,447,000, compared to $3,664,000 at year-end 2016. The decrease was a result of one loan being transferred from accruing to non-accrual status and principal repayments on the remaining loans within the accruing troubled debt restructuring portfolio.

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

The following table presents an analysis of the activity in the allowance for loan losses for the three and six months ended June 30, 2017 and 2016:

Table 10 - Analysis of Allowance for Loan Losses

(dollars in thousands)	2017	2016
Balance-January 1,	$14,992	$12,704

Provision charged to operating expense	1,475	1,600

Loans charged off:
Commercial, financial and agricultural	146	686
Real estate - residential mortgages	0	24
Consumer and home equity	10	93
Total loans charged off	156	803
Recoveries:
Commercial, financial and agricultural	94	4
Real estate - residential mortgages	5	0
Consumer and home equity	5	53
Total recoveries	104	57
Net charge-offs	52	746
Balance-June 30,	$16,415	$13,558

Ratios:
Allowance for loan losses as a % of total period-end loans	1.21%	1.16%
Annualized net charge-offs as a % of average total loans	0.01%	0.13%
Allowance for loan losses as a % of nonperforming loans	227.24%	536.50%

The allowance for loan losses increased $2,857,000 or 21 percent from June 30, 2016 to June 30, 2017. The increase in the allowance was primarily attributable to the $86,129,000 or 16 percent increase in loans, net of deferred fees, over the same 12 month period.

Net charge-offs for the first six months of 2017 were $52,000 compared to $746,000 of net charge-offs for the same period of 2016. During the first six months of 2017, there were $156,000 charge-offs as compared to $803,000 during the same period in 2016. The risks and uncertainties associated with prolonged sluggish growth, weak economic and business conditions, or the erosion of real estate values can adversely affect our borrowers’ ability to service their loans, causing significant fluctuations in the level of charge-offs and provision expense from one period to another. The provision for loan losses for the first six months of 2017 was $1,475,000, compared to $1,600,000 for the same period of 2016. The allowance as a percentage of total loans was 1.21 percent at June 30, 2017, as compared to 1.18 percent at December 31, 2016, and 1.16 percent at June 30, 2016. The unallocated portion of the allowance was $1,504,000 or 9 percent of the total allowance as of June 30, 2017, as compared to $1,761,000 or 12 percent of the total allowance as of December 31, 2016.

Liquidity Risk Management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan clients, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, adequate liquidity provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are funds received from client loan payments, investment maturities and cash inflows from mortgage-backed securities, and the net proceeds of asset sales. The primary sources of liability liquidity are deposit growth, and funds obtained from short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At June 30, 2017, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $51,193,000 and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $306,722,000. The Corporation’s loan-to-deposit ratio was 102 percent as of June 30, 2017, as compared to a 101 percent loan-to-deposit ratio as of December 31, 2016, and a 97 percent loan-to-deposit ratio as of June 30, 2016.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on June 30, 2017, totaled $497,475,000 and consisted of $363,061,000 in unfunded commitments under existing loan facilities, $110,883,000 to grant new loans and $23,531,000 in letters of credit. Generally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

The following table summarizes the expected impact of interest rate shocks on net interest income as well as the Corporation’s policy limits at each level. All scenarios were within policy limits at June 30, 2017.

Change in Interest Rates	Annual Change in Net	% Change in Net	% Change
(basis points)	Interest Income (in thousands)	Interest Income	Policy Limit
+100	$2,770	4.61%	(5.00)%
-100	$(1,685)	(2.80)%	(5.00)%

+200	$5,414	9.00%	(15.00)%
-200	$(3,512)	(5.84)%	(15.00)%

+300	$7,884	13.11%	(25.00)%

+400	$10,515	17.48%	(35.00)%

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Treasurer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Treasurer concluded that, as of June 30, 2017, the Corporation’s disclosure controls and procedures were effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in the Corporation’s internal control over financial reporting that occurred during the three and six months ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

The Corporation has a Share Repurchase Program (Program), which was authorized in 1995, and has been periodically amended, to permit the purchase of up to a maximum of 4.9 percent of the outstanding shares of the Corporation’s common stock at a price per share no greater than 200 percent of the latest quarterly published book value. For the six month period ended June 30, 2017 and the year ended December 31, 2016, the Corporation had not acquired any of its common stock under the Program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

This Item 4 is not applicable to the Corporation.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit

Number	Description of Exhibit

3.1	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for June 30, 2016 filed with the Commission on August 8, 2016)

3.2	Amended By-laws (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 12, 2016)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of Codorus Valley Bancorp, Inc. for the quarter ended June 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholder’s Equity, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Codorus Valley Bancorp, Inc.
(Registrant)

August 7, 2017	/s/ Larry J. Miller
Date	Larry J. Miller
Chairman, President
and Chief Executive Officer
(Principal Executive Officer)

August 7, 2017	/s/ Charles T. Field
Date	Charles T. Field, CPA
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)