Form 10-Q
period 2017-09-30
CODORUS VALLEY BANCORP INC
filed 2017-11-06
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On October 27, 2017, 8,884,315 shares of common stock, par value $2.50, were outstanding, which includes the effect of the 5 percent common stock dividend declared on October 10, 2017.

Codorus Valley Bancorp, Inc.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.
Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
(dollars in thousands, except per share data)	2017	2016
Assets
Interest bearing deposits with banks	$1,047	$54,966
Cash and due from banks	18,608	19,066
Total cash and cash equivalents	19,655	74,032
Securities, available-for-sale	167,306	194,739
Restricted investment in bank stocks, at cost	7,024	6,926
Loans held for sale	3,688	1,548
Loans (net of deferred fees of $4,166 - 2017 and $3,685 - 2016)	1,402,262	1,270,771
Less-allowance for loan losses	(16,792)	(14,992)
Net loans	1,385,470	1,255,779
Premises and equipment, net	24,101	24,573
Goodwill	2,301	2,301
Other assets	55,067	51,689
Total assets	$1,664,612	$1,611,587

Liabilities
Deposits
Noninterest bearing	$223,403	$202,639
Interest bearing	1,099,369	1,061,538
Total deposits	1,322,772	1,264,177
Short-term borrowings	31,924	56,637
Long-term debt	135,310	125,310
Other liabilities	10,552	10,506
Total liabilities	1,500,558	1,456,630

Shareholders’ equity
Preferred stock, par value $2.50 per share; 1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, par value $2.50 per share; 15,000,000 shares authorized; shares issued 8,884,315 at September 30, 2017 and 8,426,873 at December 31, 2016; and shares outstanding: 8,884,122 at September 30, 2017 and 8,426,873 at December 31, 2016	22,211	21,067
Additional paid-in capital	119,781	106,102
Retained earnings	22,340	28,909
Accumulated other comprehensive loss	(273)	(1,121)
Treasury stock, at cost; 193 shares at September 30, 2017	(5)	0
Total shareholders’ equity	164,054	154,957
Total liabilities and shareholders’ equity	$1,664,612	$1,611,587

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Income
Unaudited

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Interest income
Loans, including fees	$16,997	$14,540	$48,493	$42,572
Investment securities:
Taxable	620	579	1,922	1,883
Tax-exempt	297	383	946	1,228
Dividends	78	61	236	183
Other	71	97	266	131
Total interest income	18,063	15,660	51,863	45,997

Interest expense
Deposits	2,071	1,757	5,826	4,875
Federal funds purchased and other short-term borrowings	71	34	263	116
Long-term debt	629	454	1,794	1,427
Total interest expense	2,771	2,245	7,883	6,418
Net interest income	15,292	13,415	43,980	39,579
Provision for loan losses	2,100	800	3,575	2,400
Net interest income after provision for loan losses	13,192	12,615	40,405	37,179

Noninterest income
Trust and investment services fees	738	654	2,138	1,892
Income from mutual fund, annuity and insurance sales	214	240	620	735
Service charges on deposit accounts	1,057	957	3,078	2,695
Income from bank owned life insurance	257	233	779	631
Other income	276	224	817	642
Gain on sales of loans held for sale	252	262	823	612
Gain on sales of securities	16	0	79	194
Total noninterest income	2,810	2,570	8,334	7,401

Noninterest expense
Personnel	6,366	5,990	19,501	17,988
Occupancy of premises, net	793	780	2,471	2,501
Furniture and equipment	724	728	2,115	2,160
Postage, stationery and supplies	181	147	572	524
Professional and legal	294	185	616	515
Marketing	459	437	1,156	1,275
FDIC insurance	163	121	537	467
Debit card processing	294	291	780	853
Charitable donations	148	116	982	884
Telecommunications	204	187	608	513
External data processing	405	385	1,252	1,067
Foreclosed real estate including provision for (recovery of) losses	10	(13)	(18)	122
Other	945	868	2,644	2,224
Total noninterest expense	10,986	10,222	33,216	31,093
Income before income taxes	5,016	4,963	15,523	13,487
Provision for income taxes	1,606	1,560	5,009	4,227
Net income	3,410	3,403	10,514	9,260
Preferred stock dividends	0	0	0	16
Net income available to common shareholders	$3,410	$3,403	$10,514	$9,244
Net income per common share, basic	$0.38	$0.39	$1.19	$1.05
Net income per common share, diluted	$0.38	$0.38	$1.17	$1.04

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Comprehensive Income
Unaudited

	Three months ended
	September 30,
(dollars in thousands)	2017	2016
Net income	$3,410	$3,403
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding gains (losses) arising during the period (net of tax expense (benefit) of $16 and ($179), respectively)	30	(347)
Reclassification adjustment for (gains) included in net income (net of tax expense of $6 and $0, respectively) (a) (b)	(10)	0
Net unrealized gains (losses)	20	(347)
Comprehensive income	$3,430	$3,056

	Nine months ended
	September 30,
(dollars in thousands)	2017	2016
Net income	$10,514	$9,260
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding gains arising during the period (net of tax expense of $484 and $655, respectively)	899	1,272
Reclassification adjustment for (gains) included in net income (net of tax expense of $28 and $66, respectively) (a) (b)	(51)	(128)
Net unrealized gains	848	1,144
Comprehensive income	$11,362	$10,404

(a)	Amounts are included in net gain on sales of securities on the Consolidated Statements of Income within noninterest income.
(b)	Income tax amounts are included in provision for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Cash Flows
Unaudited

	Nine months ended
	September 30,
(dollars in thousands)	2017	2016
Cash flows from operating activities
Net income	$10,514	$9,260
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	1,755	1,762
Net amortization of premiums on securities	535	685
Amortization of deferred loan origination fees and costs	(1,128)	(771)
Provision for loan losses	3,575	2,400
(Reversal of) losses on foreclosed real estate	(47)	(31)
Increase in bank owned life insurance	(779)	(631)
Originations of loans held for sale	(31,653)	(31,369)
Proceeds from sales of loans held for sale	29,830	29,010
Gain on sales of loans held for sale	(823)	(612)
Gain on disposal of premises and equipment	(8)	(2)
Gain on sales of securities, available-for-sale	(79)	(194)
Gain on sales of foreclosed real estate	(11)	(19)
Stock-based compensation	509	391
Decrease in interest receivable	173	389
(Decrease) increase in other assets	(1,640)	888
Increase in interest payable	127	0
(Decrease) Increase in other liabilities	(63)	1,018
Net cash provided by operating activities	10,787	12,174
Cash flows from investing activities
Purchases of securities, available-for-sale	(10,669)	(37,901)
Maturities, repayments and calls of securities, available-for-sale	33,233	39,337
Sales of securities, available-for-sale	5,692	12,903
Net (decrease) increase in restricted investment in bank stock	(98)	502
Net increase in loans made to customers	(129,600)	(84,989)
Purchases of premises and equipment	(1,275)	(1,770)
Investment in bank owned life insurance	(4,007)	(6,994)
Proceeds from sales of foreclosed real estate	452	540
Net cash used in investing activities	(106,272)	(78,372)
Cash flows from financing activities
Net increase in demand and savings deposits	60,564	102,379
Net (decrease) increase in time deposits	(1,969)	25,567
Net decrease in short-term borrowings	(24,713)	(43,449)
Proceeds from issuance of long-term debt	10,000	0
Repayment of long-term debt	0	(15,000)
Cash dividends paid to preferred shareholder	0	(46)
Cash dividends paid to common shareholders	(3,418)	(3,106)
Redemption of preferred stock	0	(12,000)
Issuance of common stock	644	503
Net cash provided by financing activities	41,108	54,848
Net decrease in cash and cash equivalents	(54,377)	(11,350)
Cash and cash equivalents at beginning of year	74,032	57,485
Cash and cash equivalents at end of period	$19,655	$46,135

See accompanying notes.

Codorus Valley Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
Unaudited

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Stock	Capital	Earnings	Income	Stock	Total

Balance, January 1, 2017	$0	$21,067	$106,102	$28,909	$(1,121)	$0	$154,957
Net income				10,514			10,514
Other comprehensive income, net of tax					848		848
Common stock cash dividends ($0.387 per share)				(3,418)			(3,418)
5% common stock dividend, 423,053 shares at fair value		1,058	12,607	(13,665)			0
Stock-based compensation			509				509
Forfeiture of restricted stock and withheld shares			4			(9)	(5)
Issuance and reissuance of common stock:
12,655 shares under the dividend reinvestment and stock purchase plan		32	317				349
11,397 shares under the stock option plan		28	157				185
7,037 shares of stock-based compensation awards		18	(18)				0
4,844 shares under employee stock purchase plan		8	103			4	115

Balance, September 30, 2017	$0	$22,211	$119,781	$22,340	$(273)	$(5)	$164,054

Balance, January 1, 2016	$12,000	$19,893	$97,338	$28,539	$1,371	$0	$159,141
Net income				9,260			9,260
Other comprehensive income, net of tax					1,144		1,144
Common stock cash dividends ($0.353 per share, adjusted)				(3,106)			(3,106)
5% common stock dividend, 399,088 shares at fair value		998	7,575	(8,573)			0
Preferred stock cash dividends				(16)			(16)
Redemption of preferred stock	(12,000)						(12,000)
Stock-based compensation			391				391
Forfeiture of restricted stock			8			(8)	0
Issuance and reissuance of common stock:
15,425 shares under the dividend reinvestment and stock purchase plan		37	282			2	321
5,621 shares under the stock option plan		12	90			2	104
2,421 shares of stock-based compensation awards		6	(6)				0
4,447 shares under employee stock purchase plan		11	67				78

Balance, September 30, 2016	$0	$20,957	$105,745	$26,104	$2,515	$(4)	$155,317

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

Codorus Valley Bancorp, Inc. (“Corporation” or “Codorus Valley”) is a one-bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (“PeoplesBank” or “Bank”). PeoplesBank operates three wholly-owned subsidiaries as of September 30, 2017. Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, which sells nondeposit investment products in Pennsylvania; SYC Settlement Services, Inc., which provides real estate settlement services and Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, which sells nondeposit investment products in Maryland. In addition, PeoplesBank may periodically create nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending the liquidation of these properties. PeoplesBank operates under a state charter and is subject to regulation by the Pennsylvania Department of Banking and Securities, and the Federal Deposit Insurance Corporation. The Corporation is subject to regulation by the Federal Reserve Board and the Pennsylvania Department of Banking and Securities.

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and two wholly-owned nonbank subsidiaries, SYC Realty Company, Inc. and CVLY Subsidiary Corp. SYC Realty was inactive during the period ended September 30, 2017. CVLY Subsidiary Corp. was the surviving merged entity resulting from the acquisition of Madison Bancorp, Inc. (“Madison”) and was inactive during the period ended September 30, 2017. The accounts of CVB Statutory Trust No. 1 and No. 2 are not included in the consolidated financial statements as discussed in Note 7—Short-Term Borrowings and Long-Term Debt. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

These consolidated statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of September 30, 2017 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

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

Banking regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to the Corporation. Based on an analysis of the loan portfolio, the Corporation believes that the level of the allowance for loan losses at September 30, 2017 is adequate.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in-substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, obtained from an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a write-down. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At September 30, 2017, there was no foreclosed real estate, compared to $2,705,000 at December 31, 2016. Included within loans receivable as of September 30, 2017 was a recorded investment of $243,000 of consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

Mortgage Servicing Rights

PeoplesBank retained servicing of sold mortgage loans beginning in 2016. The mortgage servicing rights (MSRs) associated with the sold loans are included in other assets on the consolidated balance sheets at an amount equal to the estimated fair value of the contractual rights to service the mortgage loans. The MSR asset is amortized as a reduction to servicing income. The MSR asset is evaluated periodically for impairment and carried at the lower of amortized cost or fair value. A third party calculates fair value by discounting the estimated cash flows from servicing income using a rate consistent with the risk associated with these assets and an expected life commensurate with the expected life of the underlying loans. In the event that the amortized cost of the MSR asset exceeds the fair value of the asset, a valuation allowance would be established through a charge against servicing income. Subsequent fair value evaluations may determine that impairment has been reduced or eliminated, in which case the valuation allowance would be reduced through a credit to earnings. On September 30, 2017, the MSR asset was $549,000 and the balance of residential mortgage loans serviced for third parties was $60,242,000. The MSR asset was $324,000 and the balance of residential mortgage loans serviced for third parties was $36,969,000 at December 31, 2016.

Goodwill and Core Deposit Intangible Assets

Goodwill arising from acquisitions is not amortized, but is subject to an annual impairment test. This test consists of a qualitative analysis. If the Corporation determines events or circumstances indicate that it is more likely than not that goodwill is impaired, a quantitative analysis must be completed. Analyses may also be performed between annual tests. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. The Corporation completes its annual goodwill impairment test on October 1st of each year. Based upon a qualitative analysis of goodwill, the Corporation concluded that the amount of recorded goodwill was not impaired as of October 1, 2017.

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

At September 30, 2017, the Corporation does not have any indicators of potential impairment of either goodwill or core deposit intangibles.

Per Common Share Data

All per share computations include the effect of stock dividends declared, including a 5 percent common stock dividend declared on October 10, 2017. The computation of net income per common share is provided in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Net income available to common shareholders	$3,410	$3,403	$10,514	$9,244

Weighted average shares outstanding (basic)	8,881	8,797	8,865	8,785
Effect of dilutive stock options	99	74	100	72
Weighted average shares outstanding (diluted)	8,980	8,871	8,965	8,857

Basic earnings per common share	$0.38	$0.39	$1.19	$1.05
Diluted earnings per common share	$0.38	$0.38	$1.17	$1.04

Anti-dilutive stock options excluded from the computation of earnings per share	0	57	0	69

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

Supplemental cash flow information is provided in the table below.

	Nine months ended
	September 30,
(dollars in thousands)	2017	2016
Cash paid during the period for:
Income taxes	$6,425	$2,729
Interest	$7,756	$6,418

Noncash investing activities:
Transfer of loans held for sale to the held-to-maturity portfolio	$228	$251
Sale of foreclosed real estate through loans	$2,310	$0

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). This standard simplifies the test for goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill, which currently is Step 2 of the goodwill impairment test. Instead, the goodwill impairment test will consist of a single quantitative step comparing the fair value of the reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and any interim goodwill impairment tests in reporting periods beginning after December 15, 2019. Early adoption is permitted. The Corporation intends to adopt this standard effective with its October 1, 2020 goodwill impairment test and the adoption of this standard is not expected to have a material impact on its consolidated financial statements based on current circumstances.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This standards update provides a framework that replaces most existing revenue recognition guidance. The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. This ASU amends the new revenue standard to make minor technical corrections that affect narrow aspects of the guidance, including contract cost accounting, disclosures, and other matters. ASU 2014-09 and ASU 2016-20 are effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year. The Corporation intends to adopt this standard on January 1, 2018. The Corporation is evaluating the anticipated effects of these ASUs on its consolidated financial statements and related disclosures. The Corporation has determined that certain noninterest income financial statement line items, including trust and investment services fees, income from mutual fund, annuity and insurance sales, service charges on deposit accounts, and other noninterest income, contain revenue streams that are in scope of these updates. Preliminary findings indicate that there may be some changes in the presentation of certain revenues and expenses where the Corporation acts as an agent.

Note 2-Securities

A summary of securities available-for-sale at September 30, 2017 and December 31, 2016 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof and investments in the obligations of states and municipalities. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At September 30, 2017, the fair value of the municipal bond portfolio was concentrated in the state of Pennsylvania at 79 percent.

	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2017
Debt securities:
U.S. Treasury notes	$14,751	$0	$(575)	$14,176
U.S. agency	21,020	0	(585)	20,435
U.S. agency mortgage-backed, residential	77,447	646	(170)	77,923
State and municipal	54,509	362	(99)	54,772
Total debt securities	$167,727	$1,008	$(1,429)	$167,306
December 31, 2016
Debt securities:
U.S. Treasury notes	$14,730	$0	$(793)	$13,937
U.S. agency	26,045	1	(960)	25,086
U.S. agency mortgage-backed, residential	91,242	804	(285)	91,761
State and municipal	64,421	272	(738)	63,955
Total debt securities	$196,438	$1,077	$(2,776)	$194,739

The amortized cost and estimated fair value of debt securities at September 30, 2017 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$14,119	$14,150
Due after one year through five years	94,458	95,081
Due after five years through ten years	56,123	54,996
Due after ten years	3,027	3,079
Total debt securities	$167,727	$167,306

Gross realized gains and losses on sales of securities available-for-sale are shown below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2017	2016	2017	2016
Realized gains	$16	$0	$79	$194
Realized losses	0	0	0	0
Net gains	$16	$0	$79	$194

Securities, issued by agencies of the federal government, with a carrying value of $140,780,000 and $160,357,000 on September 30, 2017 and December 31, 2016, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at September 30, 2017 and December 31, 2016.

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
September 30, 2017
Debt securities:
U.S. Treasury notes	1	$4,682	$(104)	2	$9,494	$(471)	3	$14,176	$(575)
U.S. agency	3	6,000	(21)	3	14,436	(564)	6	20,436	(585)
U.S. agency mortgage-backed, residential	11	19,585	(107)	1	3,921	(63)	12	23,506	(170)
State and municipal	23	13,450	(49)	5	3,256	(50)	28	16,706	(99)
Total temporarily impaired debt securities, available-for-sale	38	$43,717	$(281)	11	$31,107	$(1,148)	49	$74,824	$(1,429)
December 31, 2016
Debt securities:
U.S. Treasury notes	3	$13,937	$(793)	0	$0	$0	3	$13,937	$(793)
U.S. agency	6	22,083	(960)	0	0	0	6	22,083	(960)
U.S. agency mortgage-backed, residential	15	36,473	(285)	0	0	0	15	36,473	(285)
State and municipal	83	40,092	(734)	1	501	(4)	84	40,593	(738)
Total temporarily impaired debt securities, available-for-sale	107	$112,585	$(2,772)	1	$501	$(4)	108	$113,086	$(2,776)

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

The Corporation believes that unrealized losses at September 30, 2017 were primarily the result of changes in market interest rates and that the Corporation has the ability to hold these investments for a time necessary to recover the amortized cost. Through September 30, 2017 the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

Note 3—Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of September 30, 2017 and December 31, 2016, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLBP”) and, to a lesser degree, Atlantic Community Bancshares, Inc. (“ACBI”), the parent company of Atlantic Community Bankers Bank (“ACBB”). Under the FHLBP’s Capital Plan, PeoplesBank is required to maintain a minimum member stock investment, as a condition of becoming and remaining a member and as a condition of obtaining borrowings from the FHLBP. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the periods ended September 30, 2017 and 2016. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended September 30, 2017 and 2016.

Note 4—Loans

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at September 30, 2017 and December 31, 2016. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance. Those industries representing the largest dollar investment and most risk are listed separately. The “Other” commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

	September 30,	% Total	December 31,	% Total
(dollars in thousands)	2017	Loans	2016	Loans
Builder & developer	$196,611	14.0	$148,635	11.7
Commercial real estate investor	245,997	17.6	243,623	19.2
Residential real estate investor	211,448	15.1	183,623	14.4
Hotel/Motel	66,291	4.7	82,085	6.5
Wholesale & retail	98,373	7.0	88,062	6.9
Manufacturing	58,961	4.2	32,616	2.6
Agriculture	57,927	4.1	51,848	4.1
Other	265,598	19.0	242,872	19.1
Total commercial related loans	1,201,206	85.7	1,073,364	84.5
Residential mortgages	79,988	5.7	73,496	5.8
Home equity	95,483	6.8	94,222	7.4
Other	25,585	1.8	29,689	2.3
Total consumer related loans	201,056	14.3	197,407	15.5
Total loans	$1,402,262	100.0	$1,270,771	100.0

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

The table below presents a summary of loan risk ratings by loan class at September 30, 2017 and December 31, 2016.

		Special
(dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total
September 30, 2017
Builder & developer	$188,987	$1,841	$2,968	$2,815	$196,611
Commercial real estate investor	239,885	365	4,397	1,350	245,997
Residential real estate investor	206,106	3,626	713	1,003	211,448
Hotel/Motel	66,291	0	0	0	66,291
Wholesale & retail	91,322	261	6,790	0	98,373
Manufacturing	54,439	0	4,522	0	58,961
Agriculture	54,979	2,619	0	329	57,927
Other	263,880	655	908	155	265,598
Total commercial related loans	1,165,889	9,367	20,298	5,652	1,201,206
Residential mortgage	79,895	0	85	8	79,988
Home equity	95,123	0	0	360	95,483
Other	25,249	32	9	295	25,585
Total consumer related loans	200,267	32	94	663	201,056
Total loans	$1,366,156	$9,399	$20,392	$6,315	$1,402,262

December 31, 2016
Builder & developer	$138,653	$6,090	$3,508	$384	$148,635
Commercial real estate investor	236,240	1,490	5,893	0	243,623
Residential real estate investor	177,763	4,157	866	837	183,623
Hotel/Motel	81,724	0	0	361	82,085
Wholesale & retail	79,884	8,178	0	0	88,062
Manufacturing	27,564	4,439	613	0	32,616
Agriculture	50,123	796	0	929	51,848
Other	235,515	6,213	885	259	242,872
Total commercial related loans	1,027,466	31,363	11,765	2,770	1,073,364
Residential mortgage	73,340	14	85	57	73,496
Home equity	93,908	70	0	244	94,222
Other	29,420	97	129	43	29,689
Total consumer related loans	196,668	181	214	344	197,407
Total loans	$1,224,134	$31,544	$11,979	$3,114	$1,270,771

Impaired Loans

The table below presents a summary of impaired loans at September 30, 2017 and December 31, 2016. Generally, impaired loans are loans risk rated substandard and nonaccrual. An allowance is established for individual commercial loans where the Corporation has doubt as to full recovery of the outstanding principal balance. The recorded investment represents outstanding unpaid principal loan balances adjusted for charge-offs.

	With No Allowance		With A Related Allowance			Total
	Recorded	Unpaid	Recorded	Unpaid	Related	Recorded	Unpaid
(dollars in thousands)	Investment	Principal	Investment	Principal	Allowance	Investment	Principal
September 30, 2017
Builder & developer	$5,399	$7,007	$384	$384	$200	$5,783	$7,391
Commercial real estate investor	4,646	4,661	1,101	1,101	243	5,747	5,762
Residential real estate investor	1,417	1,417	299	299	154	1,716	1,716
Hotel/Motel	0	0	0	0	0	0	0
Wholesale & retail	7,046	7,046	0	0	0	7,046	7,046
Manufacturing	3,372	3,372	1,150	1,150	400	4,522	4,522
Agriculture	329	329	0	0	0	329	329
Other commercial	1,063	1,063	0	0	0	1,063	1,063
Total impaired commercial related loans	23,272	24,895	2,934	2,934	997	26,206	27,829
Residential mortgage	93	122	0	0	0	93	122
Home equity	360	360	0	0	0	360	360
Other consumer	304	343	0	0	0	304	343
Total impaired consumer related loans	757	825	0	0	0	757	825
Total impaired loans	$24,029	$25,720	$2,934	$2,934	$997	$26,963	$28,654

December 31, 2016
Builder & developer	$3,508	$3,644	$384	$384	$200	$3,892	$4,028
Commercial real estate investor	5,893	5,908	0	0	0	5,893	5,908
Residential real estate investor	1,404	1,404	299	299	136	1,703	1,703
Hotel/Motel	361	361	0	0	0	361	361
Wholesale & retail	260	260	0	0	0	260	260
Manufacturing	613	613	0	0	0	613	613
Agriculture	568	568	361	361	263	929	929
Other commercial	961	961	183	298	82	1,144	1,259
Total impaired commercial related loans	13,568	13,719	1,227	1,342	681	14,795	15,061
Residential mortgage	142	222	0	0	0	142	222
Home equity	244	244	0	0	0	244	244
Other consumer	172	172	0	0	0	172	172
Total impaired consumer related loans	558	638	0	0	0	558	638
Total impaired loans	$14,126	$14,357	$1,227	$1,342	$681	$15,353	$15,699

The table below presents a summary of average impaired loans and related interest income that was included in net income for the three and nine months ended September 30, 2017 and 2016.

	With No Related Allowance			With A Related Allowance			Total
	Average	Total	Cash Basis	Average	Total	Cash Basis	Average	Total	Cash Basis
	Recorded	Interest	Interest	Recorded	Interest	Interest	Recorded	Interest	Interest
(dollars in thousands)	Investment	Income	Income	Investment	Income	Income	Investment	Income	Income
Three months ended September 30, 2017
Builder & developer	$4,199	$48	$0	$2,336	$0	$0	$6,535	$48	$0
Commercial real estate investor	5,233	62	4	550	0	0	5,783	62	4
Residential real estate investor	1,420	12	2	299	0	0	1,719	12	2
Hotel/Motel	0	0	0	0	0	0	0	0	0
Wholesale & retail	6,628	90	0	0	0	0	6,628	90	0
Manufacturing	3,581	82	0	1,188	17	0	4,769	99	0
Agriculture	165	0	0	168	0	0	333	0	0
Other commercial	1,146	14	0	92	0	0	1,238	14	0
Total impaired commercial related loans	22,372	308	6	4,633	17	0	27,005	325	6
Residential mortgage	93	0	0	0	0	0	93	0	0
Home equity	375	3	3	0	0	0	375	3	3
Other consumer	293	0	0	0	0	0	293	0	0
Total impaired consumer related loans	761	3	3	0	0	0	761	3	3
Total impaired loans	$23,133	$311	$9	$4,633	$17	$0	$27,766	$328	$9

Three months ended September 30, 2016
Builder & developer	$3,722	$56	$0	$192	$0	$0	$3,914	$56	$0
Commercial real estate investor	5,854	74	0	0	0	0	5,854	74	0
Residential real estate investor	1,086	14	0	255	0	0	1,341	14	0
Hotel/Motel	371	0	0	0	0	0	371	0	0
Wholesale & retail	269	3	0	0	0	0	269	3	0
Manufacturing	620	10	0	0	0	0	620	10	0
Agriculture	636	16	16	376	0	0	1,012	16	16
Other commercial	954	14	0	183	0	0	1,137	14	0
Total impaired commercial related loans	13,512	187	16	1,006	0	0	14,518	187	16
Residential mortgage	253	1	1	0	0	0	253	1	1
Home equity	312	1	1	0	0	0	312	1	1
Other consumer	192	3	1	0	0	0	192	3	1
Total impaired consumer related loans	757	5	3	0	0	0	757	5	3
Total impaired loans	$14,269	$192	$19	$1,006	$0	$0	$15,275	$192	$19

	With No Related Allowance			With A Related Allowance			Total
	Average	Total	Cash Basis	Average	Total	Cash Basis	Average	Total	Cash Basis
	Recorded	Interest	Interest	Recorded	Interest	Interest	Recorded	Interest	Interest
(dollars in thousands)	Investment	Income	Income	Investment	Income	Income	Investment	Income	Income
Nine months ended September 30, 2017
Builder & developer	$3,741	$149	$0	$1,360	$0	$0	$5,101	$149	$0
Commercial real estate investor	5,281	185	15	275	0	0	5,556	185	15
Residential real estate investor	1,411	38	9	379	0	0	1,790	38	9
Hotel/Motel	90	0	0	9	0	0	99	0	0
Wholesale & retail	5,198	174	0	0	0	0	5,198	174	0
Manufacturing	2,431	168	0	913	35	0	3,344	203	0
Agriculture	224	0	0	262	0	0	486	0	0
Other commercial	1,086	41	0	137	0	0	1,223	41	0
Total impaired commercial related loans	19,462	755	24	3,335	35	0	22,797	790	24
Residential mortgage	105	1	0	0	0	0	105	1	0
Home equity	348	7	7	0	0	0	348	7	7
Other consumer	264	6	5	0	0	0	264	6	5
Total impaired consumer related loans	717	14	12	0	0	0	717	14	12
Total impaired loans	$20,179	$769	$36	$3,335	$35	$0	$23,514	$804	$36

Nine months ended September 30, 2016
Builder & developer	$3,917	$174	$0	$96	$0	$0	$4,013	$174	$0
Commercial real estate investor	5,876	224	0	0	0	0	5,876	224	0
Residential real estate investor	821	38	0	536	0	0	1,357	38	0
Hotel/Motel	393	2	2	0	0	0	393	2	2
Wholesale & retail	285	8	0	0	0	0	285	8	0
Manufacturing	624	29	0	0	0	0	624	29	0
Agriculture	318	17	17	391	0	0	709	17	17
Other commercial	1,332	62	20	91	0	0	1,423	62	20
Total impaired commercial related loans	13,566	554	39	1,114	0	0	14,680	554	39
Residential mortgage	246	1	1	0	0	0	246	1	1
Home equity	295	3	2	0	0	0	295	3	2
Other consumer	226	9	4	0	0	0	226	9	4
Total impaired consumer related loans	767	13	7	0	0	0	767	13	7
Total impaired loans	$14,333	$567	$46	$1,114	$0	$0	$15,447	$567	$46

Past Due and Nonaccrual

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule that shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at September 30, 2017 and December 31, 2016.

			≥ 90 Days
	30-59	60-89	Past Due		Total Past
	Days	Days	and		Due and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Loans
September 30, 2017
Builder & developer	$2,836	$199	$0	$2,815	$5,850	$190,761	$196,611
Commercial real estate investor	0	0	0	1,350	1,350	244,647	245,997
Residential real estate investor	1,206	0	0	1,003	2,209	209,239	211,448
Hotel/Motel	0	0	0	0	0	66,291	66,291
Wholesale & retail	0	0	0	0	0	98,373	98,373
Manufacturing	0	0	0	0	0	58,961	58,961
Agriculture	50	0	0	329	379	57,548	57,927
Other	191	0	0	155	346	265,252	265,598
Total commercial related loans	4,283	199	0	5,652	10,134	1,191,072	1,201,206
Residential mortgage	227	262	67	8	564	79,424	79,988
Home equity	544	6	0	360	910	94,573	95,483
Other	105	2	9	295	411	25,174	25,585
Total consumer related loans	876	270	76	663	1,885	199,171	201,056
Total loans	$5,159	$469	$76	$6,315	$12,019	$1,390,243	$1,402,262

December 31, 2016
Builder & developer	$1,456	$0	$0	$384	$1,840	$146,795	$148,635
Commercial real estate investor	392	209	0	0	601	243,022	243,623
Residential real estate investor	171	0	0	837	1,008	182,615	183,623
Hotel/Motel	0	0	0	361	361	81,724	82,085
Wholesale & retail	0	0	0	0	0	88,062	88,062
Manufacturing	0	0	0	0	0	32,616	32,616
Agriculture	0	0	0	929	929	50,919	51,848
Other	238	102	498	259	1,097	241,775	242,872
Total commercial related loans	2,257	311	498	2,770	5,836	1,067,528	1,073,364
Residential mortgage	55	0	68	57	180	73,316	73,496
Home equity	203	176	0	244	623	93,599	94,222
Other	131	127	167	43	468	29,221	29,689
Total consumer related loans	389	303	235	344	1,271	196,136	197,407
Total loans	$2,646	$614	$733	$3,114	$7,107	$1,263,664	$1,270,771

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

There were no loans whose terms have been modified under TDRs during the three and nine months ended September 30, 2017 and September 30, 2016. There were no defaults during the three and nine months ended September 30, 2017 for TDRs entered into during the previous 12 month period.

NOTE 5 – Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the three and nine months ended September 30, 2017 and 2016.

	Allowance for Loan Losses
	July 1, 2017				September 30, 2017
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$3,511	$(1,474)	$0	$1,913	$3,950
Commercial real estate investor	3,073	0	0	128	3,201
Residential real estate investor	2,458	0	3	71	2,532
Hotel/Motel	662	0	0	7	669
Wholesale & retail	845	0	0	34	879
Manufacturing	906	0	0	55	961
Agriculture	673	0	0	(257)	416
Other commercial	2,434	(68)	0	113	2,479
Total commercial related loans	14,562	(1,542)	3	2,064	15,087
Residential mortgage	94	0	0	11	105
Home equity	182	(137)	0	153	198
Other consumer	73	(51)	4	47	73
Total consumer related loans	349	(188)	4	211	376
Unallocated	1,504	0	0	(175)	1,329
Total	$16,415	$(1,730)	$7	$2,100	$16,792

	Allowance for Loan Losses
	July 1, 2016				September 30, 2016
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,033	$(85)	$0	$141	$2,089
Commercial real estate investor	2,586	0	0	125	2,711
Residential real estate investor	2,415	0	0	2	2,417
Hotel/Motel	844	0	0	(20)	824
Wholesale & retail	697	0	0	112	809
Manufacturing	309	0	0	63	372
Agriculture	568	0	0	24	592
Other commercial	2,107	0	1	134	2,242
Total commercial related loans	11,559	(85)	1	581	12,056
Residential mortgage	65	(45)	0	57	77
Home equity	167	0	0	5	172
Other consumer	209	(8)	4	(11)	194
Total consumer related loans	441	(53)	4	51	443
Unallocated	1,558	0	0	168	1,726
Total	$13,558	$(138)	$5	$800	$14,225

	Allowance for Loan Losses
	January 1, 2017				September 30, 2017
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,384	$(1,474)	$2	$3,038	$3,950
Commercial real estate investor	2,870	0	0	331	3,201
Residential real estate investor	2,517	(110)	59	66	2,532
Hotel/Motel	807	(36)	36	(138)	669
Wholesale & retail	803	0	0	76	879
Manufacturing	307	0	0	654	961
Agriculture	619	0	0	(203)	416
Other commercial	2,467	(68)	0	80	2,479
Total commercial related loans	12,774	(1,688)	97	3,904	15,087
Residential mortgage	85	0	5	15	105
Home equity	179	(137)	0	156	198
Other consumer	193	(61)	9	(68)	73
Total consumer related loans	457	(198)	14	103	376
Unallocated	1,761	0	0	(432)	1,329
Total	$14,992	$(1,886)	$111	$3,575	$16,792

	Allowance for Loan Losses
	January 1, 2016				September 30, 2016
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$1,934	$(85)	$0	$240	$2,089
Commercial real estate investor	2,337	0	0	374	2,711
Residential real estate investor	2,101	(487)	2	801	2,417
Hotel/Motel	837	0	0	(13)	824
Wholesale & retail	701	0	2	106	809
Manufacturing	223	(140)	0	289	372
Agriculture	548	0	0	44	592
Other commercial	2,054	(59)	1	246	2,242
Total commercial related loans	10,735	(771)	5	2,087	12,056
Residential mortgage	67	(69)	0	79	77
Home equity	161	0	0	11	172
Other consumer	261	(101)	57	(23)	194
Total consumer related loans	489	(170)	57	67	443
Unallocated	1,480	0	0	246	1,726
Total	$12,704	$(941)	$62	$2,400	$14,225

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment at September 30, 2017 and December 31, 2016.

	Allowance for Loan Losses			Loans
(dollars in thousands)	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Balance	Individually Evaluated For Impairment	Collectively Evaluated For Impairment	Balance
September 30, 2017
Builder & developer	$200	$3,750	$3,950	$5,783	$190,828	$196,611
Commercial real estate investor	243	2,958	3,201	5,747	240,250	245,997
Residential real estate investor	154	2,378	2,532	1,716	209,732	211,448
Hotel/Motel	0	669	669	0	66,291	66,291
Wholesale & retail	0	879	879	7,046	91,327	98,373
Manufacturing	400	561	961	4,522	54,439	58,961
Agriculture	0	416	416	329	57,598	57,927
Other commercial	0	2,479	2,479	1,063	264,535	265,598
Total commercial related	997	14,090	15,087	26,206	1,175,000	1,201,206
Residential mortgage	0	105	105	93	79,895	79,988
Home equity	0	198	198	360	95,123	95,483
Other consumer	0	73	73	304	25,281	25,585
Total consumer related	0	376	376	757	200,299	201,056
Unallocated	0	1,329	1,329	-	-	-
Total	$997	$15,795	$16,792	$26,963	$1,375,299	$1,402,262

December 31, 2016
Builder & developer	$200	$2,184	$2,384	$3,892	$144,743	$148,635
Commercial real estate investor	0	2,870	2,870	5,893	237,730	243,623
Residential real estate investor	136	2,381	2,517	1,703	181,920	183,623
Hotel/Motel	0	807	807	361	81,724	82,085
Wholesale & retail	0	803	803	260	87,802	88,062
Manufacturing	0	307	307	613	32,003	32,616
Agriculture	263	356	619	929	50,919	51,848
Other commercial	82	2,385	2,467	1,144	241,728	242,872
Total commercial related	681	12,093	12,774	14,795	1,058,569	1,073,364
Residential mortgage	0	85	85	142	73,354	73,496
Home equity	0	179	179	244	93,978	94,222
Other consumer	0	193	193	172	29,517	29,689
Total consumer related	0	457	457	558	196,849	197,407
Unallocated	0	1,761	1,761	-	-	-
Total	$681	$14,311	$14,992	$15,353	$1,255,418	$1,270,771

September 30, 2016
Builder & developer	$200	$1,889	$2,089	$3,926	$125,070	$128,996
Commercial real estate investor	0	2,711	2,711	5,952	223,667	229,619
Residential real estate investor	0	2,417	2,417	1,713	174,055	175,768
Hotel/Motel	0	824	824	361	82,353	82,714
Wholesale & retail	0	809	809	262	88,160	88,422
Manufacturing	0	372	372	618	38,709	39,327
Agriculture	263	329	592	1,008	47,097	48,105
Other commercial	31	2,211	2,242	1,139	222,815	223,954
Total commercial related	494	11,562	12,056	14,979	1,001,926	1,016,905
Residential mortgage	0	77	77	220	69,625	69,845
Home equity	0	172	172	312	91,156	91,468
Other consumer	0	194	194	191	29,433	29,624
Total consumer related	0	443	443	723	190,214	190,937
Unallocated	0	1,726	1,726	-	-	-
Total	$494	$13,731	$14,225	$15,702	$1,192,140	$1,207,842

Note 6—Deposits

The composition of deposits as of September 30, 2017 and December 31, 2016 is shown below.

	September 30,	December 31,
(dollars in thousands)	2017	2016
Noninterest bearing demand	$223,403	$202,639
NOW	142,431	130,394
Money market	448,293	425,874
Savings	83,929	78,585
Time deposits less than $100,000	242,803	242,778
Time deposits $100,000 to $250,000	131,854	134,811
Time deposits $250,000 or more	50,059	49,096
Total deposits	$1,322,772	$1,264,177

Note 7—Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. At September 30, 2017, the balance of securities sold under agreements to repurchase was $16,674,000 compared to $23,637,000 at December 31, 2016. At September 30, 2017, the balance of other short-term borrowings was $15,250,000 compared to $33,000,000 at December 31, 2016.

The following table presents a summary of long-term debt as of September 30, 2017 and December 31, 2016. PeoplesBank’s long-term debt obligations to the FHLBP are fixed rate instruments. Under terms of a blanket collateral agreement with the FHLBP, the obligations are secured by FHLBP stock and PeoplesBank qualifying loan receivables, principally real estate secured loans.

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
Due 2034, 3.34%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 2.84% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Total long-term debt	$135,310	$125,310

At September 30, 2017, municipal deposit letters of credit issued by the FHLBP on behalf of PeoplesBank naming applicable municipalities as beneficiaries were $37,000,000 compared to none at December 31, 2016. The letters of credit took the place of securities pledged to the municipalities for their deposits maintained at PeoplesBank.

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

As of September 30, 2017, the Corporation and PeoplesBank met the minimum requirements of the Basel III framework, and PeoplesBank’s capital ratios exceeded the amount to be considered “well capitalized” as defined in the regulations. The table below provides a comparison of the Corporation’s and PeoplesBank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirement for the periods indicated.

			Minimum for		Well Capitalized
	Actual		Capital Adequacy (1)		Minimum (2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at September 30, 2017
Capital ratios:
Common equity Tier 1	$162,008	11.47%	$81,220	5.750%	n/a	n/a
Tier 1 risk based	172,008	12.18	102,408	7.250	n/a	n/a
Total risk based	188,800	13.37	130,659	9.250	n/a	n/a
Leverage	172,008	10.32	66,666	4.00	n/a	n/a

at December 31, 2016
Capital ratios:
Common equity Tier 1	$153,762	11.88%	$66,320	5.125%	n/a	n/a
Tier 1 risk based	163,762	12.66	85,731	6.625	n/a	n/a
Total risk based	178,754	13.81	111,611	8.625	n/a	n/a
Leverage	163,762	10.76	60,870	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at September 30, 2017
Capital ratios:
Common equity Tier 1	$168,174	11.94%	$81,014	5.750%	$91,581	6.50%
Tier 1 risk based	168,174	11.94	102,148	7.250	112,715	8.00
Total risk based	184,966	13.13	130,326	9.250	140,893	10.00
Leverage	168,174	10.11	66,521	4.00	83,152	5.00

at December 31, 2016
Capital ratios:
Common equity Tier 1	$159,832	12.38%	$66,151	5.125%	$83,899	6.50%
Tier 1 risk based	159,832	12.38	85,513	6.625	103,260	8.00
Total risk based	174,824	13.54	111,328	8.625	129,076	10.00
Leverage	159,832	10.53	60,723	4.00	75,903	5.00

(1) Minimum amounts and ratios as of September 30, 2017 include the second year phase in of the capital conservation buffer of 1.25 percent required by the Basel III framework. At December 31, 2016, the minimum amounts and ratios included the first year phase in of the capital conservation buffer of 0.625 percent required by the Basel III framework. The conservation buffer is to be phased in over a four year period beginning January 1, 2016, with the full 2.5 percent required as of January 1, 2019.

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

Common Stock Dividend

Periodically, the Corporation distributes stock dividends on its common stock. On October 10, 2017, the Corporation declared a 5 percent common stock dividend payable on December 12, 2017, to shareholders of record at the close of business on October 24, 2017. Distribution of this stock dividend will result in the issuance of approximately 423,053 additional common shares. The Corporation distributed a 5 percent common stock dividend on December 13, 2016 which resulted in the issuance of 398,541 additional common shares.

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

Note 11—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a client to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to clients. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $22,867,000 of standby letters of credit outstanding on September 30, 2017, compared to $19,505,000 on December 31, 2016. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of September 30, 2017 and December 31, 2016, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

		Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
(dollars in thousands)	Total	Identical Assets	Inputs	Inputs
September 30, 2017
Securities available-for-sale:
U.S. Treasury notes	$14,176	$14,176	$0	$0
U.S. agency	20,435	0	20,435	0
U.S. agency mortgage-backed, residential	77,923	0	77,923	0
State and municipal	54,772	0	54,772	0

December 31, 2016
Securities available-for-sale:
U.S. Treasury notes	$13,937	$13,937	$0	$0
U.S. agency	25,086	0	25,086	0
U.S. agency mortgage-backed, residential	91,761	0	91,761	0
State and municipal	63,955	0	63,955	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans

Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At September 30, 2017, the fair value of impaired loans with a valuation allowance or charge-off was $4,456,000, net of valuation allowances of $997,000 and charge-offs of $1,519,000. At December 31, 2016 the fair value of impaired loans with a valuation allowance or charge-off was $604,000, net of valuation allowances of $681,000 and charge-offs of $170,000.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based on an independent third-party appraisal of the property or occasionally on a recent sales offer. At September 30, 2017, there were no foreclosed real estate assets with a valuation allowance or write-down. At December 31, 2016, the fair value of foreclosed real estate with a valuation allowance or write-down was $1,594,000, net of valuation allowances of $881,000 and no write-downs.

Mortgage Servicing Rights

Mortgage servicing rights are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. The fair value of servicing rights is based on the present value of estimated future cash flows on pools of mortgages stratified by rate and original time to maturity. Mortgage servicing rights are subsequently evaluated for impairment on a quarterly basis. Significant inputs to the valuation include expected cash flow, expected net servicing income, a cash flow discount rate and the expected life of the underlying loans. At September 30, 2017, the fair value of the mortgage servicing rights asset was $590,000. At December 31, 2016, the fair value of the mortgage servicing rights asset was $367,000.

		Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
(dollars in thousands)	Total	Identical Assets	Inputs	Inputs
September 30, 2017
Impaired loans	$4,456	$0	$0	$4,456
Mortgage servicing rights	590	0	0	590

December 31, 2016
Impaired loans	$604	$0	$0	$604
Foreclosed real estate	1,594	0	0	1,594
Mortgage servicing rights	367	0	0	367

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
(dollars in thousands)	Estimate	Techniques	Input	Range	Average
September 30, 2017
Impaired loans	$4,456	Appraisal (1)	Appraisal adjustments (2)	15% - 52%	37%
Mortgage servicing rights	590	Multiple of annual	Estimated prepayment speed	237% - 442%	410%
		service fee	based on rate and term
December 31, 2016
Impaired loans	$604	Appraisal (1)	Appraisal adjustments (2)	15% - 25%	19%
Foreclosed real estate	1,594	Appraisal (1)	Appraisal adjustments (2)	9% - 9%	9%
Mortgage servicing rights	367	Multiple of annual	Estimated prepayment speed	247% - 490%	446%
		service fee	based on rate and term

(1)	Fair value is generally determined through independent appraisals, which generally include various level 3 inputs that are not identifiable.

(2)	Appraisals may be adjusted downward by the Corporation’s management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of the Corporation’s financial instruments as of September 30, 2017 and December 31, 2016:

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

The following presents the carrying amounts and estimated fair values of the Corporation’s financial instruments as of September 30, 2017 and December 31, 2016.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices	Significant	Significant
			in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
(dollars in thousands)	Amount	Fair Value	Identical Assets	Inputs	Inputs
September 30, 2017
Financial assets
Cash and cash equivalents	$19,655	$19,655	$19,655	$0	$0
Securities available-for-sale	167,306	167,306	14,176	153,130	0
Restricted investment in bank stocks	7,024	7,024	0	7,024	0
Loans held for sale	3,688	3,746	0	3,746	0
Loans, net	1,385,470	1,380,608	0	0	1,380,608
Interest receivable	4,275	4,275	0	4,275	0
Mortgage servicing rights	549	590	0	0	590

Financial liabilities
Deposits	$1,322,772	$1,320,477	$0	$1,320,477	$0
Short-term borrowings	31,924	31,924	0	31,924	0
Long-term debt	135,310	132,987	0	125,164	7,823
Interest payable	577	577	0	577	0

Off-balance sheet instruments	0	0	0	0	0

December 31, 2016
Financial assets
Cash and cash equivalents	$74,032	$74,032	$74,032	$0	$0
Securities available-for-sale	194,739	194,739	13,937	180,802	0
Restricted investment in bank stocks	6,926	6,926	0	6,926	0
Loans held for sale	1,548	1,603	0	1,603	0
Loans, net	1,255,779	1,251,031	0	0	1,251,031
Interest receivable	4,448	4,448	0	4,448	0
Mortgage servicing rights	324	367	0	0	367

Financial liabilities
Deposits	$1,264,177	$1,262,529	$0	$1,262,529	$0
Short-term borrowings	56,637	56,637	0	56,637	0
Long-term debt	125,310	123,353	0	115,195	8,158
Interest payable	450	450	0	450	0

Off-balance sheet instruments	0	0	0	0	0

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

Gross amounts Not Offset in
		Gross	Net Amounts	the Statements of Condition
	Gross	Amounts	of Liabilities	Financial Instruments
	Amounts of	Offset in the	Presented in	U.S. agency		Cash
	Recognized	Statements	the Statements	mortgage-backed,		Collateral	Net
(dollars in thousands)	Liabilities	of Condition	of Condition	residential	U.S. agency	Pledged	Amount
September 30, 2017
Repurchase Agreements	$16,674	$0	$16,674	(16,674)	0	$0	$0

December 31, 2016
Repurchase Agreements	$23,637	$0	$23,637	(23,529)	(108)	$0	$0

As of September 30, 2017 and December 31, 2016, the fair value of securities pledged in connection with repurchase agreements was $29,372,000 and $32,535,000, respectively.

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

Three Months Ended September 30, 2017 vs. Three Months Ended September 30, 2016

Financial Highlights

The Corporation’s net income available to common shareholders (earnings) was $3,410,000 for the quarter ended September 30, 2017, as compared to $3,403,000 for the quarter ended September 30, 2016, an increase of $7,000 or 0 percent.

●	Net interest income for the third quarter of 2017 increased $1,877,000 or 14 percent above the same period in 2016, primarily due to increased interest income from a higher volume of commercial loans in the third quarter of 2017 as compared to the third quarter of 2016.

●	The Corporation’s net interest margin (tax-equivalent basis) for the third quarter of 2017 was 3.88 percent, compared to 3.75 percent for the third quarter of 2016. The net interest margin expansion was a result of a change in the mix in interest earning assets and an increase in non-interest bearing demand deposits, which more than offset the increase in the volume and cost of interest-bearing liabilities.

●	The provision for loan losses was $2,100,000 for the third quarter 2017, a $1,300,000 increase as compared to a provision of $800,000 for the third quarter of 2016. The increase in the provision for third quarter of 2017 was a result of commercial loan growth and an increase in net charge-offs, from the partial charge-off of one loan, in the Corporation’s builder and developer portfolio. The allowance as a percentage of total loans was 1.20 percent at September 30, 2017, as compared to 1.18 percent at December 31, 2016, and 1.18 percent at September 30, 2016.

●	Noninterest income for the third quarter of 2017 increased $240,000 or 9 percent ($224,000 or 9 percent excluding gain on sales of securities) compared to the third quarter of 2016. Several sources contributed to the rise in noninterest income, including increased service charges on deposits, trust services fees, and other income. Gain on sales of investment securities increased $16,000 when compared to the third quarter of 2016.

●	Noninterest expenses in the third quarter of 2017 were $764,000 or 7 percent higher than the third quarter of 2016. Higher personnel costs, which include compensation and benefits, professional and legal fees, other expenses and FDIC insurance costs accounted for the majority of the increase.

●	The provision for income taxes for the third quarter of 2017 increased by $46,000 or 3 percent as compared to the third quarter of 2016.

The schedule below presents selected performance metrics for the third quarter of both 2017 and 2016. Per share computations include the effect of stock dividends, including the 5 percent common stock dividend declared on October 10, 2017.

	Three months ended
	September 30,
	2017	2016
Basic earnings per common share	$0.38	$0.39
Diluted earnings per common share	$0.38	$0.38
Cash dividend payout ratio	33.46%	30.46%
Return on average assets	0.82%	0.89%
Return on average equity	8.30%	8.79%
Net interest margin (tax equivalent basis)	3.88%	3.75%
Net overhead ratio	1.96%	2.00%
Efficiency ratio	59.54%	62.44%
Average equity to average assets	9.84%	10.12%

A more detailed analysis of the factors and trends affecting the Corporation’s earnings and financial position follows.

Income Statement Analysis

Net Interest Income

Unless otherwise noted, this section discusses interest income and interest expense amounts as reported in the Consolidated Statements of Income, which are not presented on a tax equivalent basis.

Net interest income for the quarter ended September 30, 2017 was $15,292,000, an increase of $1,877,000 or 14 percent compared to net interest income of $13,415,000 for the third quarter of 2016. The increase was primarily attributable to higher loan interest income. The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 3.88 percent for the third quarter of 2017 compared to the 3.75 percent for the third quarter of 2016.

Total interest income for the third quarter of 2017 totaled $18,063,000, an increase of $2,403,000 or 15 percent above the amount of total interest income for the third quarter of 2016. The change was primarily a result of a significant increase in loan income, partially offset by a decline in investment income.

Interest income on investments decreased $28,000 or 3 percent in the third quarter of 2017 compared to the same period in 2016. The average balance of the investment securities portfolio decreased $6,947,000 or 4 percent when comparing the third quarter of 2017 to the same period in 2016. The tax-equivalent yield on investments for the third quarter of 2017 was 2.46 percent or 5 basis points lower than the 2.51 percent experienced in the third quarter of 2016, which also contributed to the decrease in interest income on investments.

Interest income on loans increased $2,457,000 or 17 percent in the third quarter of 2017 compared to the same period in 2016. The average balance of outstanding loans, primarily commercial loans, increased approximately $197,971,000 or 17 percent comparing the third quarter of 2017 to the same period in 2016 which is primarily attributed to the increase in interest income on loans. The tax-equivalent yield on loans for the third quarter 2017 was 4.91 percent or 1 basis points lower than the 4.92 percent experienced in the third quarter of 2016.

Total interest expense for the third quarter of 2017 totaled $2,771,000, an increase of $526,000 or 23 percent as compared to total interest expense of $2,245,000 for the third quarter of 2016. The change was a result of increases in the average volume and costs of deposits, short term borrowings and long term debt.

Interest expense on deposits increased $314,000 or 18 percent in the third quarter of 2017 compared to the same period in 2016. The average rate paid on interest-bearing deposits was 0.75 percent in the third quarter of 2017 or 7 basis points higher than the average rate paid of 0.68 percent in the third quarter of 2016. The average balance of interest-bearing deposits for the third quarter of 2017 increased by $66,324,000 or 6 percent compared to the third quarter of 2016. Also, the Corporation experienced favorable growth in noninterest-bearing deposits, with the average volume for the third quarter of 2017 increasing 15 percent to $221,474,000 as compared to $192,950,000 for the third quarter of 2016.

Interest expense on borrowings for the third quarter of 2017 increased $212,000 or 43 percent compared to the third quarter of 2016, due primarily to a higher rate paid on the borrowings. Short-term borrowings consisting of repurchase agreements and other short-term borrowings averaged $37,307,000 for the third quarter of 2017, compared to an average balance of $26,355,000 for the third quarter of 2016. The rate on average short-term borrowings for the third quarter of 2017 was 0.76 percent, an increase as compared to a rate of 0.51 percent for the third quarter of 2016. Long-term debt, primarily from the Federal Home Loan Bank of Pittsburgh (FHLBP), averaged $135,310,000 for the third quarter of 2017, compared to an average balance of approximately $112,049,000 for the third quarter of 2016. The rate on average long-term borrowings for the third quarter of 2017 was 1.84 percent, an increase as compared to a rate of 1.61 percent for the third quarter of 2016.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended September 30,
		2017			2016
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$22,629	$71	1.24%	$75,410	$97	0.51%
Investment securities:
Taxable	130,756	698	2.12	121,935	640	2.09
Tax-exempt	54,017	447	3.28	69,785	570	3.25
Total investment securities	184,773	1,145	2.46	191,720	1,210	2.51

Loans:
Taxable (1)	1,361,637	16,875	4.92	1,162,124	14,407	4.93
Tax-exempt	17,384	185	4.22	18,926	199	4.18
Total loans	1,379,021	17,060	4.91	1,181,050	14,606	4.92
Total earning assets	1,586,423	18,276	4.57	1,448,180	15,913	4.37
Other assets (2)	82,580			81,232
Total assets	$1,669,003			$1,529,412
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$585,856	$716	0.48%	$533,350	$531	0.40%
Savings	87,474	22	0.10	78,638	19	0.10
Time	427,068	1,333	1.24	422,086	1,207	1.14
Total interest bearing deposits	1,100,398	2,071	0.75	1,034,074	1,757	0.68
Short-term borrowings	37,307	71	0.76	26,355	34	0.51
Long-term debt	135,310	629	1.84	112,049	454	1.61
Total interest bearing liabilities	1,273,015	2,771	0.86	1,172,478	2,245	0.76

Noninterest bearing deposits	221,474			192,950
Other liabilities	10,252			9,204
Shareholders’ equity	164,262			154,780

Total liabilities and shareholders’ equity	$1,669,003			$1,529,412
Net interest income (tax equivalent basis)		$15,505			$13,668
Net interest margin (3)			3.88%			3.75%
Tax equivalent adjustment		(213)			(253)
Net interest income		$15,292			$13,415

(1)	Average balance includes average nonaccrual loans of $7,095,000 for 2017 and $2,373,000 for 2016.

Interest includes net loan fees of $680,000 for 2017 and $843,000 for 2016.

(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.

(3)	Net interest income (tax equivalent basis) annualized as a percentage of average earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended
	September 30,
	2017 vs. 2016
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$(68)	$42	$(26)
Investment securities:
Taxable	39	19	58
Tax-exempt	(129)	6	(123)
Loans:
Taxable	2,118	350	2,468
Tax-exempt	(17)	3	(14)
Total interest income	1,943	420	2,363
Interest Expense
Deposits:
Interest bearing demand	39	146	185
Savings	2	1	3
Time	14	112	126
Short-term borrowings	16	21	37
Long-term debt	89	86	175
Total interest expense	160	366	526
Net interest income	$1,783	$54	$1,837

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

The provision for loan losses is an expense charged to earnings to cover the estimated losses attributable to uncollected loans. The provision reflects management’s judgment of an appropriate level for the allowance for loan losses. The provision for loan losses was $2,100,000 for the third quarter of 2017, a $1,300,000 increase as compared to a provision of $800,000 for the third quarter of 2016. The increase in the provision for third quarter of 2017 was a result of commercial loan growth and an increase in net charge-offs, from the partial charge-off of one loan, in the Corporation’s builder and developer portfolio. The provision for both periods supported adequate allowance for loan loss coverage considering several factors, including the Corporation’s continued commercial loan growth. The allowance as a percentage of total loans was 1.20 percent at September 30, 2017, as compared to 1.18 percent at December 31, 2016, and 1.18 percent at September 30, 2016.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 61.

Noninterest Income

The following table presents the components of total noninterest income for the third quarter of 2017, compared to the third quarter of 2016.

Table 3 - Noninterest income

	Three months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2017	2016	$	%

Trust and investment services fees	$738	$654	$84	13%
Income from mutual fund, annuity and insurance sales	214	240	(26)	(11)
Service charges on deposit accounts	1,057	957	100	10
Income from bank owned life insurance	257	233	24	10
Other income	276	224	52	23
Gain on sales of loans held for sale	252	262	(10)	(4)
Gain on sales of securities	16	0	16	*nm
Total noninterest income	$2,810	$2,570	$240	9%

    *nm - not meaningful

The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The $84,000 or 13 percent increase in trust and investment services fees was due to an increase in assets under management year over year related to new accounts and market returns.

Service charges on deposits accounts—The $100,000 or 10 percent increase in service charges on deposit accounts was due to the increase in the volume of demand deposit accounts subject to fees and debit card transactions.

Income from bank owned life insurance—The $24,000 or 10 percent increase in income from bank owned life insurance was due to additional investments of $4,000,000 during the first quarter of 2017.

Other income— The $52,000 or 23 percent increase in other income was due to higher miscellaneous client based fees, such as wire transfer and rental of safe deposit boxes, sales of credit cards, gift cards and checkbooks, and loan related income.

Noninterest Expense

The following table presents the components of total noninterest expense for the third quarter of 2017, compared to the third quarter of 2016.

Table 4 - Noninterest expense

	Three months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2017	2016	$	%

Personnel	$6,366	$5,990	$376	6%
Occupancy of premises, net	793	780	13	2
Furniture and equipment	724	728	(4)	(1)
Postage, stationery and supplies	181	147	34	23
Professional and legal	294	185	109	59
Marketing	459	437	22	5
FDIC insurance	163	121	42	35
Debit card processing	294	291	3	1
Charitable donations	148	116	32	28
Telecommunications	204	187	17	9
External data processing	405	385	20	5
Foreclosed real estate including provision for (recovery of) losses	10	(13)	23	*nm
Other	945	868	77	9
Total noninterest expense	$10,986	$10,222	$764	7%

    *nm - not meaningful

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $376,000 or 6 percent increase in personnel expense was due largely to the addition of new employees to support the Corporation’s business and consumer banking services in our Maryland market and expanded Pennsylvania market during the prior twelve months. Also contributing to the increase was higher cost of health insurance.

Professional and legal fees—The $109,000 or 59 percent increase in professional and legal expenses is attributed to litigation incidental to the Corporation’s business and consulting fees related to corporate strategic initiatives.

FDIC insurance—The $42,000 or 35 percent increase is due to both an increase in the assessment base and rate.

Other—The $77,000 or 9 percent increase in other expenses is primarily a result of increases in the costs associated with Pennsylvania shares tax, impaired loan expenses, employee training and deposit account charge-offs from debit card fraud.

Provision for Income Taxes

The provision for income taxes for the third quarter of 2017 was $1,606,000, an increase of $46,000 or 3 percent as compared to the third quarter of 2016. For both the third quarter of 2017 and 2016, the Corporation’s statutory federal income tax rate was 35 percent and the effective income tax rate was 32 percent and 31 percent, respectively. The effective tax rate differs from the statutory tax rate due to the impact of certain elements with specific tax benefits, including tax-exempt income, such as income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance.

Nine Months Ended September 30, 2017 vs. Nine Months Ended September 30, 2016

Financial Highlights

The Corporation’s net income available to common shareholders (earnings) was $10,514,000 for the first nine months of 2017 compared to $9,244,000 for the first nine months of 2016, an increase of $1,270,000 or 14 percent.

●	Net interest income for the first nine months of 2017 increased $4,401,000 or 11 percent above the first nine months of 2016, primarily due to increased interest income from a higher volume of commercial loan growth over the previous twelve months.

●	The Corporation’s net interest margin (tax-equivalent basis) for the nine months ended September 30, 2017 was 3.82 percent, compared to 3.88 percent for the first nine months of 2016. The margin was impacted by a decline in yields on our fixed commercial loan and investment portfolios, an increase in non-accrual loans, a decline in net loan fee income, along with an increase in funding costs.

●	The provision for loan losses for the first nine months of 2017 was $3,575,000 or a $1,175,000 increase as compared to a provision of $2,400,000 for the first nine months of 2016. The increase in the provision for third quarter of 2017 was a result of commercial loan growth and an increase in net charge-offs, from the partial charge-off of one loan, in the Corporation’s builder and developer portfolio. The provision for both periods supported adequate allowance for loan loss coverage including the Corporation’s substantial growth in commercial loans. The allowance as a percentage of total loans was 1.20 percent at September 30, 2017, as compared to 1.18 percent at December 31, 2016, and 1.18 percent at September 30, 2016.

●	Noninterest income for the first nine months of 2017 increased $933,000 or 13 percent ($1,048,000 or 15 percent excluding gain on sales of securities) compared to the first nine months of 2016. Contributing to the rise in noninterest income were trust and investment services fees, service charges on deposits, income from bank owned life insurance, gain on sales of loans and other income. Offsetting some of the increases were declines in income from mutual fund, annuity and insurance sales and gain on sales of securities.

●	Noninterest expenses for the first nine months of 2017 were $2,123,000 or 7 percent higher than the first nine months of 2016. The increase was primarily attributable to higher personnel costs, external data processing costs, professional and legal fees, and other expenses. Offsetting some of the increases were declines in foreclosed real estate expenses and marketing costs.

●	The provision for income taxes for the first nine months of 2017 increased $782,000 or 19 percent as compared to the first nine months of 2016. The increase was primarily a result of higher pre-tax income for the first nine months of 2017 compared to the same period in 2016.

On September 30, 2017, the Corporation’s total assets were over $1.67 billion, an increase of 3 percent since December 31, 2016. The increase was attributed to loan growth, primarily in commercial loans.

The Corporation’s capital level remained sound as evidenced by regulatory capital ratios that exceed current regulatory requirements for well capitalized institutions. As of September 30, 2017, the Corporation’s capital calculations and ratios reflect full compliance with the Basel III regulatory capital framework, which became effective on January 1, 2015.

The schedule below presents selected performance metrics for the first nine months of both 2017 and 2016. Per share computations include the effect of stock dividends, including the 5 percent common stock dividend declared on October 10, 2017.

	Nine months ended
	September 30,
	2017	2016
Basic earnings per common share	$1.19	$1.05
Diluted earnings per common share	$1.17	$1.04
Cash dividend payout ratio	32.50%	33.60%
Return on average assets	0.85%	0.84%
Return on average equity	8.72%	8.00%
Net interest margin (tax equivalent basis)	3.82%	3.88%
Net overhead ratio	2.02%	2.17%
Efficiency ratio	62.24%	64.84%
Average equity to average assets	9.77%	10.51%

A more detailed analysis of the factors and trends affecting the Corporation’s earnings and financial position follows.

Income Statement Analysis

Net Interest Income

Net interest income for the nine months ending September 30, 2017 was $43,980,000, an increase of $4,401,000 or 11 percent compared to net interest income of $39,579,000 for the first nine months of 2016. The increase was primarily attributable to higher loan interest income. The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 3.82 percent for the first nine months of 2017, representing a decrease compared to the 3.88 percent net interest margin for the first nine months of 2016.

Total interest income for the first nine months of 2017 totaled $51,863,000, an increase of $5,866,000 or 13 percent above the amount of total interest income for the first nine months of 2016. The change was primarily a result of a significant increase in loan income, partially offset by a decline in investment income.

Interest income on loans increased $5,921,000 or 14 percent in the first nine months of 2017 compared to the same period in 2016. The average balance of outstanding loans increased approximately $179,241,000 or 15 percent in the first nine months of 2017 compared to the first nine months of 2016, reflecting commercial loan growth over the past year.

Investment income for the first nine months of 2017 decreased $190,000 or 6 percent compared to the first nine months of 2016. The tax-equivalent yield on investments for the first nine months of 2017 was 2.47 percent or 15 basis points lower than the 2.62 percent experienced during the first nine months of 2016, as the yields on maturing investments were generally higher than those on investments purchased in the current lower interest rate environment.

Total interest expense for the first nine months of 2017 totaled $7,883,000, an increase of $1,465,000 or 23 percent as compared to total interest expense of $6,418,000 for the first nine months of 2016. The change in interest expense was primarily a result of an increase in the average volume and cost of deposits and long-term borrowings.

Interest expense on deposits increased $951,000 or 20 percent in the first nine months of 2017 compared to the same period in 2016. The increase was due to both an increase in the costs of and growth in deposits. The average balance of interest-bearing deposits for the first nine months of 2017, primarily in lower cost core deposits, increased by $106,129,000 or 11 percent compared to the average for the first nine months of 2016. The average rate paid on interest-bearing deposits in the first nine months of 2017 was 0.72 percent, an increase from the average rate of 0.66 percent paid on interest-bearing deposits during the first nine months of 2016. Also, the Corporation experienced favorable growth in noninterest-bearing deposits, with the average volume for the first nine months of 2017 increasing to $211,582,000, as compared to $177,805,000 for the first nine months of 2016.

Interest expense on borrowings for the first nine months of 2017 increased $514,000 or 33 percent compared to the first nine months of 2016, due primarily to a higher average balance and cost of both short-term borrowings and long-term debt. Outstanding long-term borrowings, consisting primarily of Federal Home Loan Bank of Pittsburgh (FHLBP) advances, averaged $132,233,000 for the first nine months of 2017, compared to an average balance of approximately $117,536,000 for the same period of 2016. The rate on average long-term borrowings for the first nine months of 2017 was 1.81 percent, an increase as compared to the rate of 1.62 percent for the same period of 2016.

Table 5-Average Balances and Interest Rates (tax equivalent basis)

	Nine months ended September 30,
		2017			2016
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$34,218	$266	1.04%	$33,718	$131	0.52%
Investment securities:
Taxable	136,642	2,158	2.11	125,984	2,066	2.19
Tax-exempt	57,169	1,427	3.34	72,579	1,829	3.37
Total investment securities	193,811	3,585	2.47	198,563	3,895	2.62

Loans:
Taxable (1)	1,318,529	48,117	4.88	1,138,129	42,171	4.95
Tax-exempt	17,793	569	4.28	18,952	599	4.22
Total loans	1,336,322	48,686	4.87	1,157,081	42,770	4.94
Total earning assets	1,564,351	52,537	4.49	1,389,362	46,796	4.50
Other assets (2)	81,445			77,983
Total assets	$1,645,796			$1,467,345
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$574,941	$1,950	0.45%	$493,704	$1,389	0.38%
Savings	86,288	64	0.10	75,101	55	0.10
Time	424,498	3,812	1.20	410,793	3,431	1.12
Total interest bearing deposits	1,085,727	5,826	0.72	979,598	4,875	0.66
Short-term borrowings	44,353	263	0.79	29,601	116	0.52
Long-term debt	132,233	1,794	1.81	117,536	1,427	1.62
Total interest bearing liabilities	1,262,313	7,883	0.83	1,126,735	6,418	0.76

Noninterest bearing deposits	211,582			177,805
Other liabilities	11,156			8,558
Shareholders’ equity	160,745			154,247

Total liabilities and shareholders’ equity	$1,645,796			$1,467,345
Net interest income (tax equivalent basis)		$44,654			$40,378
Net interest margin (3)			3.82%			3.88%
Tax equivalent adjustment		(674)			(799)
Net interest income		$43,980			$39,579

(1)	Average balance includes average nonaccrual loans of $4,712,000 for 2017 and $2,674,000 for 2016.

Interest includes net loan fees of $2,057,000 for 2017 and $2,411,000 for 2016.

(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.

(3)	Net interest income (tax equivalent basis) annualized as a percentage of average interest earning assets.

Table 6-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Nine months ended
	September 30,
	2017 vs. 2016
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$2	$133	$135
Investment securities:
Taxable	128	(36)	92
Tax-exempt	(388)	(14)	(402)
Loans:
Taxable	5,897	49	5,946
Tax-exempt	(36)	6	(30)
Total interest income	5,603	138	5,741
Interest Expense
Deposits:
Interest bearing demand	192	369	561
Savings	8	1	9
Time	114	267	381
Short-term borrowings	66	81	147
Long-term debt	171	196	367
Total interest expense	551	914	1,465
Net interest income	$5,052	$(776)	$4,276

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

For the first nine months of 2017, the provision for loan losses was $3,575,000, as compared to a provision of $2,400,000 for the first nine months of 2016. The increase in the provision for third quarter of 2017 was a result of commercial loan growth and an increase in net charge-offs, from the partial charge-off of one loan, in the Corporation’s builder and developer portfolio. The provision for both periods supported adequate allowance for loan loss coverage, including the Corporation’s substantial growth in commercial loans. For the first nine months of 2017, net charge-offs were $1,775,000, as compared to $879,000 in the first nine months of 2016. The allowance as a percentage of total loans was 1.20 percent at September 30, 2017, as compared to 1.18 percent at December 31, 2016, and 1.18 percent at September 30, 2016.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 61.

Noninterest Income

The following table presents the components of total noninterest income for the first nine months of 2017, compared to the first nine months of 2016.

Table 7 - Noninterest income

	Nine months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2017	2016	$	%

Trust and investment services fees	$2,138	$1,892	$246	13%
Income from mutual fund, annuity and insurance sales	620	735	(115)	(16)
Service charges on deposit accounts	3,078	2,695	383	14
Income from bank owned life insurance	779	631	148	23
Other income	817	642	175	27
Gain on sales of loans held for sale	823	612	211	34
Gain on sales of securities	79	194	(115)	(59)
Total noninterest income	$8,334	$7,401	$933	13%

The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The $246,000 or 13 percent increase in trust and investment services fee income was a result of an increase in assets under management year over year related to new accounts and market returns and a one-time executor fee.

Income from mutual fund, annuity and insurance sales—The $115,000 or 16 percent decrease in income from the sale of mutual fund, annuity and insurance products was partially due to a reduction in commissions received for annuity and insurance sales due to the new Department of Labor fiduciary rules.

Service charges on deposit accounts—The $383,000 or 14 percent increase in service charge income on deposit accounts was due to a growth in the volume of deposit accounts subject to fees.

Income on bank owned life insurance—The $148,000 or 23 percent increase in income from bank owned life insurance was due to additional investments during 2017 and 2016.

Other income—The $175,000 or 27 percent increase in other income was due to higher miscellaneous client based service charges, such as wire transfer, gift card, and credit card merchant fees and loan related income, such as mortgage loan servicing and FHA loan origination fees.

Gain on sales of loans held for sale—The $211,000 or 34 percent increase in gains on sales of loans was due to higher volumes of both residential mortgage and SBA originations, which were sold on the secondary market, along with the recognition of mortgage servicing rights on residential mortgage loans sold with servicing retained during 2017 compared to 2016.

Noninterest Expense

The following table presents the components of total noninterest expense for the first nine months of 2017, compared to the first nine months of 2016.

Table 8 - Noninterest expense

	Nine months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2017	2016	$	%

Personnel	$19,501	$17,988	$1,513	8%
Occupancy of premises, net	2,471	2,501	(30)	(1)
Furniture and equipment	2,115	2,160	(45)	(2)
Postage, stationery and supplies	572	524	48	9
Professional and legal	616	515	101	20
Marketing	1,156	1,275	(119)	(9)
FDIC insurance	537	467	70	15
Debit card processing	780	853	(73)	(9)
Charitable donations	982	884	98	11
Telecommunications	608	513	95	19
External data processing	1,252	1,067	185	17
Foreclosed real estate including (recovery of) provision for losses	(18)	122	(140)	(115)
Other	2,644	2,224	420	19
Total noninterest expense	$33,216	$31,093	$2,123	7%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $1,513,000 or 8 percent increase in personnel expense was due largely to the addition of new employees to support the Corporation’s business growth. Also contributing to the increase was higher cost of health insurance.

Marketing—The $119,000 or 9 percent decrease in marketing expenses was primarily due to timing of planned initiatives and campaigns during the year.

Debit card processing—The $73,000 or 9 percent decrease in debit card processing reflects lower card replacement costs in 2017 compared to 2016 which included reissuance costs associated with upgrading PeoplesBank’s debit cards to the EMV chip card technology. In addition, 2017 includes a reduction to transaction processing costs as a result of an annual Visa incentive credit.

External data processing—The $185,000 or 17 percent increase in external data processing expenses reflects increased reliance on outsourcing transaction processing to specialized vendors, which is typically performed on such vendors’ hosted and secure websites. In addition, increased volumes in both accounts and transactions year over year due to business expansion resulted in higher costs.

Foreclosed real estate —The $140,000 or 115 percent decrease in foreclosed real estate expenses was primarily due to the reduction in the number of properties held during 2017 as compared to the same period in 2016 and 2017 includes a recovery of a loss provision on a property sold during the first quarter.

Other —The $420,000 or 19 percent increase in other expenses, which is comprised of many underlying expenses, was primarily due to increases in employee related expenses including seminars, training and membership fees, Pennsylvania bank shares tax, and miscellaneous loan related expenses as compared to the same period in 2016.

Provision for Income Taxes

The provision for income taxes for the first nine months of 2017 was $5,009,000, an increase of $782,000 or 19 percent as compared to the first nine months of 2016. The increase is primarily a result of a higher level of pre-tax income for the first nine months of 2017 versus the same period in 2016. For both the first nine months of 2017 and 2016, the Corporation’s statutory federal income tax rate was 35 percent. However, the effective income tax rate was 32 percent for the first nine months of 2017, compared to 31 percent for the same period in 2016. The effective tax rate differs from the statutory tax rate due to the impact of certain elements with specific tax benefits, including tax-exempt income, such as income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance.

Preferred Stock Dividends

No preferred stock dividends were paid in the first nine months of 2017 as compared to $16,000 for the first nine months of 2016. On February 18, 2016, the Corporation completed the redemption of all 12,000 remaining shares of the Corporation’s Series B preferred stock issued in connection with the Small Business Lending Fund Program. This transaction was reported on a Form 8-K filed on February 19, 2016.

Balance Sheet Review

Interest Bearing Deposits with Banks

On September 30, 2017, interest bearing deposits with banks totaled $1,047,000, a decrease of $53,919,000 or 98 percent, compared to the level at year-end 2016. The decrease was primarily the result of an increase in loans and a decline in short-term borrowings.

Investment Securities (Available-for-Sale)

The Corporation’s entire investment securities portfolio is classified available-for-sale, and is comprised primarily of interest-earning debt securities. The overall composition of the Corporation’s investment securities portfolio is provided in Note 2—Securities. On September 30, 2017, the fair value of investment securities available-for-sale totaled $167,306,000, which represented a decrease of $27,433,000 as compared to the fair value of investment securities at year-end 2016. Principal reductions from investment maturities, mortgage-backed security payments and sale proceeds exceeded new investments during the first nine months of 2017 and were redeployed in higher yielding loans.

Loans

On September 30, 2017, total loans, net of deferred fees, were $1.40 billion, which was $131,491,000 or 10 percent higher than the level at year-end 2016. This change in volume was due primarily to an increase in commercial loans, particularly within the builder & developer, manufacturing and residential real estate investor sectors which reflected continued commercial loan demand in our markets. Commercial loans within the builder & developer, commercial real estate investor and residential real estate investor sectors each represented more than 10 percent of the total portfolio. The composition of the Corporation’s loan portfolio is provided in Note 4—Loans.

Deposits

Deposits are the Corporation’s principal source of funding for earning assets. On September 30, 2017, deposits totaled $1.32 billion, which reflected a $58,595,000 or 5 percent increase compared to the level at year-end 2016. Of the increase in total deposits, $20,764,000 was attributable to growth in noninterest bearing deposits, with an additional $39,800,000 related to growth in interest bearing demand, NOW, money market and savings deposits. Time deposits decreased $1,969,000 compared to the level at year-end 2016. The composition of the Corporation’s total deposit portfolio is provided in Note 6—Deposits.

Short-term Borrowings

Short-term borrowings, which consist of securities sold under agreements to repurchase (repurchase agreements), federal funds purchased, and other short-term borrowings, totaled $31,924,000 at September 30, 2017, which reflected a $24,713,000 or 44 percent decrease compared to the level at year-end 2016. The decrease was primarily attributed to a repayment of $20,000,000 in short-term borrowings.

Long-term Debt

The Corporation uses long-term borrowings as a secondary funding source for asset growth and to manage interest rate risk. On September 30, 2017 long-term debt totaled $135,310,000 compared to $125,310,000 at year-end 2016. A listing of outstanding long-term debt obligations is provided in Note 7—Short-Term Borrowings and Long-Term Debt.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion and acquisitions, dividend policy and distributions, and regulatory mandates. The Corporation’s total shareholders’ equity was approximately $164,054,000 on September 30, 2017, an increase of approximately $9,097,000 or 6 percent, compared to the level at year-end 2016.

Cash Dividends on Common Stock

The Corporation has historically paid cash dividends on its common stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other relevant factors. As recently announced, the Board of Directors declared a quarterly cash dividend of $0.135 per common share on October 10, 2017, payable on November 14, 2017, to common shareholders of record at the close of business on October 24, 2017. This cash dividend follows the $0.135 common stock cash dividends distributed in February, May and August 2017.

Capital Adequacy

The Corporation and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. The regulatory capital measures for the Corporation and PeoplesBank as of September 30, 2017 and the minimum capital ratios established by regulators are set forth in Note 8—Regulatory Matters to the financial statements. We believe that both Codorus Valley and PeoplesBank were well capitalized on September 30, 2017.

Our capital adequacy as of September 30, 2017, reflects updated regulatory capital guidelines from the Board of Governors of the Federal Reserve System finalized rule which implemented the Basel III regulatory capital framework, and which became effective for the Corporation and PeoplesBank on January 1, 2015. Under the revised regulatory capital framework, minimum requirements increased both the quantity and quality of capital held by banking organizations. Additionally, a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5 percent and a common equity Tier 1 conservation buffer of risk-weighted assets applies to all supervised financial institutions. The rule also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent for all banks. The new rule also increases the risk weights for past-due loans, certain commercial real estate loans and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

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

Under the new rule as effective through the nine months ending September 30, 2017, the Corporation and PeoplesBank had no regulatory dividend restrictions and remained well capitalized by all regulatory capital measures (see Note 8—Regulatory Matters to the financial statements). The Corporation plans to manage its capital adequacy to ensure continued compliance with the new capital rules.

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

Nonperforming Assets

Nonperforming assets, as shown in the table below, are asset categories that pose the greatest risk of loss. The level of nonperforming assets September 30, 2017 has decreased by approximately $161,000 or 2 percent when compared to year-end 2016. The decrease was primarily the result of loans placed on non-accrual status during the quarter which was offset by sales of foreclosed real estate properties.

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

The paragraphs and table below address significant changes in the nonperforming asset categories as of September 30, 2017 compared to December 31, 2016.

Table 9 - Nonperforming Assets

(dollars in thousands)	September 30, 2017	December 31, 2016

Nonaccrual loans	$6,235	$3,114
Nonaccrual loans, troubled debt restructurings	80	0
Accruing loans 90 days or more past due	76	733
Total nonperforming loans	6,391	3,847
Foreclosed real estate, net of allowance	0	2,705
Total nonperforming assets	$6,391	$6,552
Accruing troubled debt restructurings	$3,395	$3,664

Total period-end loans, net of deferred fees	$1,402,262	$1,270,771
Allowance for loan losses (ALL)	$16,792	$14,992
ALL as a % of total period-end loans	1.20%	1.18%
Annualized net charge-offs as a % of average total loans	0.17%	0.06%
ALL as a % of nonperforming loans	262.72%	389.69%
Nonperforming loans as a % of total period-end loans	0.46%	0.30%
Nonperforming assets as a % of total period-end loans and net foreclosed real estate	0.46%	0.51%
Nonperforming assets as a % of total period-end assets	0.38%	0.41%
Nonperforming assets as a % of total period-end shareholders’ equity	3.90%	4.23%

Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due. We generally place a loan on nonaccrual status and cease accruing interest income (i.e., recognize interest income on a cash basis, as long as the loan is sufficiently collateralized) when loan payment performance is unsatisfactory and the loan is past due 90 days or more. A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all of the principal and interest amounts contractually due are current for at least six consecutive payments and future payments are reasonably assured. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. As of September 30, 2017, the nonperforming loan portfolio balance totaled $6,391,000, compared to $3,847,000 at year-end 2016. The increase was a result of $3,081,000 in additions to nonaccrual loans net of partial charge-offs, primarily one loan, which was offset by a decrease of $657,000 in accruing loans 90 days or more past due. For both periods, the nonperforming portfolio balance was comprised primarily of collateralized commercial loans.

Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank and is included in the Other Assets category on the Corporation’s balance sheet. The carrying amount of foreclosed real estate as of September 30, 2017, net of allowance, totaled $0 compared to $2,705,000 at year-end 2016. The decrease is attributable to the sale of all of the foreclosed properties during 2017.

Troubled debt restructurings pertain to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. As of September 30, 2017, the accruing troubled debt restructuring portfolio balance totaled $3,395,000, compared to $3,664,000 at year-end 2016. The decrease was primarily the result of one loan being transferred from accruing to non-accrual status and principal repayments on the remaining loans within the accruing troubled debt restructuring portfolio.

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

The following table presents an analysis of the activity in the allowance for loan losses for the nine months ended September 30, 2017 and 2016:

Table 10 - Analysis of Allowance for Loan Losses

(dollars in thousands)	2017	2016
Balance-January 1,	$14,992	$12,704

Provision charged to operating expense	3,575	2,400

Loans charged off:
Commercial, financial and agricultural	214	771
Real estate - construction and land development	1,474	0
Real estate - residential mortgages	0	69
Consumer and home equity	198	101
Total loans charged off	1,886	941
Recoveries:
Commercial, financial and agricultural	97	5
Real estate - residential mortgages	5	0
Consumer and home equity	9	57
Total recoveries	111	62
Net charge-offs	1,775	879
Balance-September 30,	$16,792	$14,225

Ratios:
Allowance for loan losses as a % of total period-end loans	1.20%	1.18%
Annualized net charge-offs as a % of average total loans	0.17%	0.10%
Allowance for loan losses as a % of nonperforming loans	262.72%	529.56%

The allowance for loan losses increased $2,567,000 or 18 percent from September 30, 2016 to September 30, 2017. The increase in the allowance was primarily attributable to the $194,420,000 or 16 percent increase in loans, net of deferred fees, over the same 12 month period.

Net charge-offs for the first nine months of 2017 were $1,775,000 compared to $879,000 of net charge-offs for the same period of 2016. During the first nine months of 2017, there were $1,886,000 of charge-offs as compared to $941,000 during the same period in 2016. The increase in the net charge-offs was primarily due to the partial charge-off of one loan in the construction and land development portfolio where a negotiated sales price has been agreed upon. The risks and uncertainties associated with prolonged sluggish growth, weak economic and business conditions, or the erosion of real estate values can adversely affect our borrowers’ ability to service their loans, causing significant fluctuations in the level of charge-offs and provision expense from one period to another. The provision for loan losses for the first nine months of 2017 was $3,575,000, compared to $2,400,000 for the same period of 2016. The allowance as a percentage of total loans was 1.20 percent at September 30, 2017, as compared to 1.18 percent at December 31, 2016, and 1.18 percent at September 30, 2016. The unallocated portion of the allowance was $1,329,000 or 8 percent of the total allowance as of September 30, 2017, as compared to $1,761,000 or 12 percent of the total allowance as of December 31, 2016.

Liquidity Risk Management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan clients, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, adequate liquidity provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are funds received from client loan payments, investment maturities and cash inflows from mortgage-backed securities, and the net proceeds of asset sales. The primary sources of liability liquidity are deposit growth, and funds obtained from short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At September 30, 2017, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $26,526,000 and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $328,008,000. The Corporation’s loan-to-deposit ratio was 106 percent as of September 30, 2017, as compared to a 101 percent loan-to-deposit ratio as of December 31, 2016, and a 99 percent loan-to-deposit ratio as of September 30, 2016.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on September 30, 2017, totaled $486,767,000 and consisted of $370,060,000 in unfunded commitments under existing loan facilities, $93,840,000 to grant new loans and $22,867,000 in letters of credit. Generally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

The following table summarizes the expected impact of interest rate shocks on net interest income as well as the Corporation’s policy limits at each level. All scenarios were within policy limits at September 30, 2017.

Change in Interest Rates	Annual Change in Net	% Change in Net	% Change
(basis points)	Interest Income (in thousands)	Interest Income	Policy Limit
+100	$2,385	3.91%	(5.00)%
-100	$(1,205)	(1.98)%	(5.00)%

+200	$4,637	7.60%	(15.00)%
-200	$(2,750)	(4.51)%	(15.00)%

+300	$6,705	10.99%	(25.00)%

+400	$8,933	14.64%	(35.00)%

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Treasurer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Treasurer concluded that, as of September 30, 2017, the Corporation’s disclosure controls and procedures were effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in the Corporation’s internal control over financial reporting that occurred during the three and nine months ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

The Corporation has a Share Repurchase Program (Program), which was authorized in 1995, and has been periodically amended, to permit the purchase of up to a maximum of 4.9 percent of the outstanding shares of the Corporation’s common stock at a price per share no greater than 200 percent of the latest quarterly published book value. For the nine month period ended September 30, 2017 and the year ended December 31, 2016, the Corporation had not acquired any of its common stock under the Program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

This Item 4 is not applicable to the Corporation.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit

Number	Description of Exhibit
3.1	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for June 30, 2016 filed with the Commission on August 8, 2016)

3.2	Amended By-laws (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 12, 2016)

14	Code of Ethics – filed herewith.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101	Financial statements from the Quarterly Report on Form 10-Q of Codorus Valley Bancorp, Inc. for the quarter ended September 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholder’s Equity, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Codorus Valley Bancorp, Inc.
(Registrant)

November 6, 2017	/s/ Larry J. Miller
Date	Larry J. Miller
Chairman, President
and Chief Executive Officer
(Principal Executive Officer)

November 6, 2017	/s/ Charles T. Field
Date	Charles T. Field, CPA
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)