Form 10-K
period 2017-12-31
CODORUS VALLEY BANCORP INC
filed 2018-03-13
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth comopany” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of Codorus Valley Bancorp, Inc.’s voting stock held by non-affiliates was approximately $228,753,924 as of June 30, 2017.

As of February 28, 2018, Codorus Valley Bancorp, Inc. had 8,913,398 shares of common stock outstanding, par value $2.50 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 15, 2018.

Codorus Valley Bancorp, Inc.

Form 10-K Index

PART I

Item 1: Business

Codorus Valley Bancorp, Inc. (“Codorus Valley” or the “Corporation”) is a Pennsylvania business corporation, incorporated on October 7, 1986. On March 2, 1987, Codorus Valley became a bank holding company under the Bank Holding Company Act of 1956, as amended. PeoplesBank, A Codorus Valley Company (“PeoplesBank”) is its wholly owned bank subsidiary. The Corporation’s business consists primarily of managing PeoplesBank, and its principal source of income is dividends received from PeoplesBank. The Corporation also wholly-owns one non-bank subsidiary, SYC Realty Co., Inc., a subsidiary for holding certain foreclosed assets pending liquidation. On December 31, 2017, Codorus Valley had total consolidated assets of $1.71 billion, total deposits and other liabilities of $1.54 billion, and total shareholders’ equity of $164,219,000.

Bank Subsidiary

PeoplesBank, organized in 1934, is a Pennsylvania chartered bank that offers a full range of business and consumer banking services. As of December 31, 2017, PeoplesBank operated twenty-six full service financial centers located in York, Cumberland and Lancaster Counties in Pennsylvania, and in Baltimore, Harford and Carroll Counties, and Baltimore City, in Maryland. In addition to the full service financial centers there are eleven financial centers located primarily within retirement communities that provide a full suite of services on a limited basis. PeoplesBank, with origins dating back to 1864, is focused on acquiring and nurturing financial relationships with small and mid-sized businesses. It also provides personal banking, mortgage banking, wealth management and real estate settlement services. The Federal Deposit Insurance Corporation insures the deposits of PeoplesBank to the maximum extent provided by law. On December 31, 2017, PeoplesBank had total gross loans of $1.40 billion, excluding loans held for sale, and total deposits of $1.39 billion. PeoplesBank had the second largest share of deposits in York County, Pennsylvania, with deposits totaling 15.4 percent of the market as of June 30, 2017, the latest available measurement date.

PeoplesBank is not dependent on deposits of, or exposed to a loan concentration to, a single client, or a small group of clients. Therefore, the loss of a single client, or a small client group, would not have a material adverse effect on the financial condition of PeoplesBank. At December 31, 2017, the largest indebtedness of a single PeoplesBank client was approximately $23,150,000 or 1.7 percent of the total loan portfolio, which was within PeoplesBank’s regulatory lending limit of $27,835,000.

Most of the Corporation’s business is with clients in York County, Pennsylvania and northern Maryland. Although this market area may pose a concentration risk geographically, we believe that the diverse local economy and our detailed knowledge of the client base lessens this risk. At December 31, 2017, the Corporation had three industry concentrations that exceeded 10 percent of the total loan portfolio: commercial real estate investor represented 16.5 percent of the portfolio; residential real estate investor represented 15.0 percent of the portfolio; and builder and developer represented 13.2 percent of the portfolio. At December 31, 2016, the Corporation had three industry concentrations that exceeded 10 percent of the total loan portfolio: commercial real estate investor represented 19.2 percent of the portfolio; residential real estate investor represented 14.4 percent of the portfolio; and builder and developer represented 11.7 percent of the portfolio. Loans to borrowers within these industries are usually collateralized by real estate.

Nonbank Subsidiaries of PeoplesBank

PeoplesBank had six wholly-owned nonbank subsidiaries as of December 31, 2017, that were consolidated for financial reporting purposes.

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

Periodically, PeoplesBank creates nonbank subsidiaries for the purpose of temporarily holding certain foreclosed assets pending liquidation. On December 31, 2017, none of these foreclosed asset subsidiaries were active.

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

In 1991, SYC Realty Co., Inc. was incorporated as a wholly owned subsidiary of Codorus Valley, and originally commenced operations in October 1995. Codorus Valley created this nonbank subsidiary primarily for the purpose of holding certain foreclosed properties obtained by PeoplesBank pending liquidation of those properties. SYC Realty was inactive during the entire reporting period of 2017.

Employees

At year-end 2017, PeoplesBank employed 308 full-time employees and 31 part-time employees, which equated to approximately 326 full-time equivalent employees. Employees are not covered by a collective bargaining agreement, and PeoplesBank considers its relations with employees to be satisfactory.

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

Our results of operations are materially affected by conditions in the economy generally, which continue to be uncertain and include uneven economic growth, accompanied by low interest rates. Dramatic declines in the housing market following the 2008 financial crisis, with falling home prices and increasing foreclosures and unemployment, resulted in significant write-downs of asset values by financial institutions. While conditions have improved, a return to a recessionary or excessive inflationary economy could result in financial stress on our borrowers that would adversely affect consumer confidence, a reduction in general business activity and increased market volatility. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets could adversely affect our business, financial condition, results of operations and stock price. Our ability to properly assess the creditworthiness of our clients and to estimate the losses inherent in our credit exposure would be made more complex by these difficult market and economic conditions. Accordingly, if market conditions worsen, we may experience increases in foreclosures, delinquencies, write-offs and client bankruptcies, as well as more restricted access to funds.

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

We are currently authorized to issue up to 15,000,000 shares of common stock of which 8,906,052 shares were outstanding as of December 31, 2017, and up to 1,000,000 shares of preferred stock, none of which were outstanding as of December 31, 2017. The Corporation’s shareholders are being asked to approve an amendment to the Corporation’s Articles of Incorporation at the 2018 Annual Meeting of Shareholders to increase the number of shares of common stock which the Corporation is authorized to issue from 15,000,000 shares to 30,000,000 shares. Our board of directors has authority, without action or vote of the shareholders of common stock, to issue all or part of the authorized but unissued shares. Authorized but unissued shares of our common stock or preferred stock could be issued on terms or in circumstances that could dilute the interests of other shareholders.

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

As of December 31, 2017, we had outstanding approximately $10,000,000 aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by certain of our subsidiaries that are statutory business trusts. We have also guaranteed those trust preferred securities. There are currently two separate series of these junior subordinated debt securities outstanding, each series having been issued under a separate indenture and with a separate guarantee. Each of these indentures, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock at any time when (i) there shall have occurred and be continuing an event of default under the indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under the indenture; or (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have deferred payment of interest on the junior subordinated debt securities outstanding under that indenture. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities of each series from time to time for up to five years.

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

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2: Properties

Codorus Valley owns the Codorus Valley Corporate Center (“Corporate Center”), located at 105 Leader Heights Road, York, PA 17403, subject to a first lien held by ACNB Bank and a second lien held by its wholly owned subsidiary, PeoplesBank. The first lien held by ACNB Bank supports a $3,000,000 line of credit. No draws have been made on the line and on December 31, 2017, the balance was zero. The second lien held by PeoplesBank totaled $363,000 on December 31, 2017. This facility serves as the corporate headquarters and is approximately 40,000 square feet, a portion of which is leased to third-parties. The Corporate Center is adjacent to PeoplesBank’s Data Operations Center and the Leader Heights financial center and is approximately one half mile from PeoplesBank’s Administrative Services Center.

PeoplesBank owns and leases properties in York, Cumberland and Lancaster Counties, Pennsylvania and Baltimore, Carroll and Harford Counties and Baltimore City in Maryland as shown below.

	Owned	Leased	Total
Pennsylvania
Financial Centers	11	8	19
Limited Service Facilities	-	11	11
Administrative Services Center	1	-	1
Other Property(1)	1	1	2

Maryland
Financial Centers	3	4	7
Other Property(2)	-	1	1

(1) The other properties located in Pennsylvania consist of a maintenance facility for storage of maintenance equipment and a building for future back office operations expansion.

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

PART II

Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Codorus Valley Bancorp, Inc. common stock is listed on the NASDAQ Global Market under the symbol CVLY. Codorus Valley had approximately 2,297 holders of record as of February 28, 2018. The closing price per share of Codorus Valley’s common stock on February 28, 2018, was $26.17. The following table sets forth high and low sales prices and dividends paid per common share for Codorus Valley as reported by NASDAQ during the periods indicated. All amounts reflect the impact of the common stock dividends distributed by the Corporation.

	2017			2016
			Dividends			Dividends
Quarter	High	Low	Per Share	High	Low	Per Share
First	$27.48	$23.83	$0.129	$19.05	$17.83	$0.118
Second	28.15	24.02	$0.129	19.80	17.92	$0.118
Third	30.34	22.82	$0.129	19.86	18.10	$0.118
Fourth	33.46	27.31	$0.129	27.94	19.04	$0.118

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

The annualized dividend rate on the Series B preferred stock issued by Codorus Valley to the Treasury under the SBLF Program was 1 percent for the year ended December 31, 2015 and through the redemption date of February 18, 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about options outstanding and securities available for future issuance under the Corporation’s 2000 Stock Incentive Plan, 2001 Employee Stock Bonus Plan, 2007 Long Term Incentive Plan, 2007 Employee Stock Purchase Plan and 2017 Long Term Incentive Plan, as adjusted for stock dividends distributed.

	Equity Compensation Plan Information
			Number of securities
	Number of securities		remaining available for future
	to be issued upon	Weighted-average	issuance under equity
	exercise of outstanding	exercise price of	compensation plans
	options, warrants, and	outstanding options,	(excluding securities
Plan Category	rights	warrants and rights	reflected in the first column)
Equity compensation plans approved by security holders	227,898	$14.70	170,455(1)
Equity compensation plans not approved by security holders	0	0	19,153(2)
Total	227,898	$14.70	189,608

(1)	Includes 170,455 shares available for issuance under the 2007 Employee Stock Purchase Plan.
(2)	Shares available for issuance under the 2001 Employee Stock Bonus Plan that provides for shares of common stock to employees as performance-based compensation. For a description of this plan, see Note 12 - Stock-Based Compensation, to the consolidated financial statements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Corporation has a Share Repurchase Program (Program), which was authorized in 1995, and has been periodically amended, to permit the purchase of up to a maximum of 4.9 percent of the outstanding shares of the Corporation’s common stock at a price per share no greater than 200 percent of the latest quarterly published book value. No shares were repurchased in 2017 under the 1995 Program. On February 13, 2018 the Corporation cancelled the prior Program and authorized a new Share Repurchase Program, to permit the purchase of up to a maximum of 4.9 percent of the outstanding shares of the Corporation’s common stock at a price per share no greater than 150 percent of the latest quarterly published book value. The U.S. Treasury’s Small Business Lending Fund (SBLF) program imposed limits on the ability of the Corporation to repurchase shares of common stock if it failed to declare and pay quarterly dividends on the SBLF preferred stock. On February 18, 2016, Codorus Valley redeemed the remaining $12,000,000 of Series B preferred stock issued to the Treasury as reported on a Form 8-K filed February 19, 2016; therefore, the limits previously imposed by the SBLF program are no longer applicable.

For the years ended December 31, 2017 and 2016, the Corporation did not acquire any of its common stock under the current repurchase program.

Performance Graph

The following five-year performance graph compares the cumulative total shareholders return (including reinvestment of dividends) on Codorus Valley Bancorp, Inc.’s common stock to the S&P 500 Index and the ABA Community Bank NASDAQ Index. The stock performance graph assumes that $100 was invested on December 31, 2012, and the cumulative return is measured as of each subsequent fiscal year end.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Codorus Valley Bancorp, Inc.	$100.00	$139.88	$151.36	$168.33	$254.71	$262.42
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
ABA Community Bank Index(1)	100.00	139.24	143.15	153.81	209.16	210.70

(1)	The ABA Community Bank Index is a market capitalization-weighted index, including banks and thrifts or their holding companies listed on The NASDAQ Stock Market as selected by the American Bankers Association (ABA).

Item 6: Selected financial data
Codorus Valley Bancorp, Inc.

	2017	2016	2015	2014	2013
Summary of operations (in thousands)
Interest income	$70,415	$62,230	$56,002	$50,400	$46,972
Interest expense	10,868	8,649	8,174	8,040	8,619
Net interest income	59,547	53,581	47,828	42,360	38,353
Provision for loan losses	4,175	3,000	3,500	1,600	1,470
Noninterest income	11,522	10,030	9,047	8,153	7,754
Noninterest expense	44,986	41,623	37,427	32,476	30,154
Income before income taxes	21,908	18,988	15,948	16,437	14,483
Provision for income taxes	9,904	5,886	4,813	4,668	3,917
Net income	12,004	13,102	11,135	11,769	10,566
Preferred stock dividends	0	16	120	174	250
Net income available to common shareholders	$12,004	$13,086	$11,015	$11,595	$10,316

Per common share
(adjusted for stock dividends)
Net income, basic	$1.35	$1.49	$1.60	$1.79	$1.79
Net income, diluted	$1.34	$1.48	$1.59	$1.75	$1.75
Cash dividends paid	$0.516	$0.472	$0.440	$0.404	$0.360
Stock dividends distributed	5%	5%	5%	5%	5%
Book value	$18.44	$17.51	$16.77	$15.77	$14.17
Tangible book value (1)	$18.18	$17.25	$16.51	$15.77	$14.17
Cash dividend payout ratio	38.0%	32.0%	27.2%	22.5%	20.1%
Weighted average shares outstanding	8,870,581	8,793,414	6,883,021	6,496,367	5,767,043
Weighted average diluted shares outstanding	8,974,719	8,868,679	6,957,159	6,610,174	5,882,248

Profitability ratios
Return on average shareholders’ equity (ROE)	7.40%	8.47%	8.94%	10.22%	10.08%
Return on average assets (ROA)	0.72%	0.88%	0.82%	0.98%	0.96%
Net interest margin (tax equivalent basis)	3.84%	3.89%	3.79%	3.84%	3.83%
Efficiency ratio	62.07%	64.09%	64.60%	62.83%	63.01%
Net overhead ratio	2.03%	2.15%	2.12%	2.08%	2.05%

Capital ratios
Common equity tier 1 ratio	11.58%	11.88%	12.56%	n/a	n/a
Tier 1 risk-based capital	12.29%	12.66%	14.49%	13.24%	12.79%
Total risk-based capital	13.48%	13.81%	15.60%	14.42%	13.89%
Average shareholders’ equity to average assets	9.79%	10.44%	9.15%	9.62%	9.57%

Summary of financial condition at year-end (in thousands)
Investment securities	$164,902	$201,665	$218,498	$216,973	$233,483
Loans	1,401,479	1,272,319	1,123,775	920,554	859,898
Assets	1,709,205	1,611,587	1,456,334	1,213,846	1,150,641
Deposits	1,384,507	1,264,177	1,094,149	954,973	925,303
Borrowings	150,805	181,947	194,820	132,590	110,856
Equity	164,219	154,957	159,141	118,440	107,649

Other data
Full service financial centers	26	26	24	21	20
Number of employees (full-time equivalents)	326	306	282	238	229
Wealth Management assets, market value (in thousands)	$711,161	$562,865	$514,728	$307,000	$261,044

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

Note that many factors, some of which are discussed elsewhere in this report and in the documents that are incorporated by reference, could affect the future financial results of the Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this Form 10-K. These factors include, but are not limited to, the following:

●	Operating, legal and regulatory risks;

●	Credit risk, including an increase in nonperforming assets requiring loss provisions and the incurrence of carrying costs related to nonperforming assets;

●	Interest rate fluctuations which could increase our cost of funds or decrease our yield on earning assets and therefore reduce our net interest income;

●	Declines in the market value of investment securities considered to be other-than-temporary;

●	Unavailability of capital when needed or availability at less than favorable terms;

●	Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, may adversely affect the Corporation’s operations, net income or reputation;

●	Inability to achieve merger-related synergies, and difficulties in integrating the business and operations of acquired institutions;

●	A prolonged economic downturn or excessive inflation;

●	Political and competitive forces affecting banking, securities, asset management and credit services businesses;

●	The effects of and changes in the rate of FDIC premiums, including special assessments;

●	Future legislative or administrative changes to U.S. governmental capital programs;

●	Future changes in federal or state tax laws or tax rates;

●	Enacted financial reform legislation, e.g., Dodd-Frank Wall Street Reform and Consumer Protection Act, may have a significant impact on the Corporation’s business and results of operations; and

●	The risk that management’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

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

FINANCIAL HIGHLIGHTS

Executive Summary

The Corporation’s net income available to common shareholders (earnings) was $12,004,000 for the full year 2017, compared to $13,086,000 of earnings in 2016, a decrease of $1,082,000 or 8 percent. The decrease in net income and earnings per share for the year was primarily the result of a $2,755,000 reduction in the net deferred tax asset value due to the new corporate tax rate of 21 percent enacted as part of the Tax Cuts and Jobs Act.

●	Net interest income for 2017 increased $5,966,000 or 11 percent when compared to 2016, primarily due to an increase in the volume of commercial loans.

●	Net interest margin (tax-equivalent basis) for 2017 was 3.84 percent, compared to 3.89 percent for 2016. The Corporation continues to have success in growing lower cost core deposits, while maintaining reasonable yields on new loan growth in a highly competitive environment. The average yield on earning assets increased to 4.53 percent in 2017 as compared to 4.51 percent in 2016 and the cost of interest-bearing liabilities increased to 0.86 percent in 2017, as compared to 0.76 percent in 2016.

●	The loan loss provision for 2017 increased $1,175,000 compared to 2016, primary due to growth in commercial loans and an increase in net charge-offs in 2017 as compared to the prior year.

●	Noninterest income, excluding gains on sales of investment securities, for the year ended December 31, 2017, totaled $11,443,000 representing an increase of $1,607,000 or 16 percent compared to noninterest income of $9,836,000 for 2016. Specific noninterest income increases included trust fees, service charges on deposits, income from bank owned life insurance and gains on sales of loans held for sale. Gains on sales of investment securities for 2017 decreased $115,000 when compared to 2016.

●	Noninterest expense for the year ended December 31, 2017, totaled $44,986,000 representing an increase of $3,363,000 or 8 percent compared to $41,623,000 for 2016. Higher costs associated with: personnel, external data processing, charitable contributions and other expenses, accounted for the majority of the increase. The primary driver of the aforementioned increase in noninterest expense was the expansion of our business and consumer banking in and support services for our Maryland and Pennsylvania markets.

●	The provision for income taxes for 2017 totaled $9,904,000 which was $4,018,000 or 68 percent above the provision for income taxes for 2016 of $5,886,000. The increase was due to a $2,755,000 reduction in the net deferred tax asset value due to the new corporate tax rate of 21 percent enacted as part of the Tax Cuts and Jobs Act and a $2,920,000 increase in pre-tax net income.

●	Earnings per share were $1.35 basic and $1.34 diluted for 2017 compared to $1.49 basic and $1.48 diluted for 2016. The decrease in earnings per share for the year was primarily the result of the aforementioned reduction in the net deferred tax asset value.

On December 31, 2017, total assets were approximately $1.71 billion, representing a 6 percent increase compared to December 31, 2016. The growth for 2017 occurred primarily in the commercial loan portfolio and was funded primarily by an increase in deposits.

The Corporation’s capital level remained sound as evidenced by capital ratios that exceed current regulatory requirements for well capitalized institutions.

The closing price for the Corporation’s common stock (NASDAQ: CVLY) was $27.53 per share on December 31, 2017, compared to $27.24 per share on December 31, 2016, as adjusted. Cash dividends paid on common shares for the year 2017 totaled $0.516 per share, as adjusted for stock dividends, representing an increase of $0.044 or 9 percent above the cash dividends of $0.472, as adjusted, paid for the year 2016. Also, the Corporation distributed a 5 percent common stock dividend on December 12, 2017. The Selected Financial Data schedule, located on page 28 of this report, provides a summary of operations and performance metrics for the past five years in a comparative format.

Year Ended December 31, 2017 vs. Year Ended December 31, 2016

The full year 2017, net income available to common shareholders of $12,004,000 represents a decrease of $1,082,000 compared to the full year 2016 earnings of $13,086,000. Earnings per share was $1.35 basic and $1.34 diluted for 2017 compared to $1.49 basic and $1.48 diluted for 2016. The decrease in net income and earnings per share for year was primarily the result of a $2,755,000 reduction in the net deferred tax asset value due to the new corporate tax rate of 21 percent enacted as part of the Tax Cuts and Jobs Act.

Net interest income, which totaled $59,547,000 for the year ended December 31, 2017, represented an increase of $5,966,000 or 11 percent above net interest income of $53,581,000 for 2016. The growth in net interest income reflects the increased volume of interest-earning assets, primarily commercial loans; however, the additional interest income from this new loan volume was partially offset by increased costs associated with the growth in core deposits and an increase in volume and rates paid for both time deposits and long-term borrowings.

The loan loss provision for 2017 totaled $4,175,000 as compared to the loan loss provision of $3,000,000 for 2016, an increase of $1,175,000. The increase in the provision was primarily a result of an increase in net charge-offs of $1,766,000 in 2017 compared to 2016 and commercial loan portfolio growth. The allowance for loan losses as a percentage of total period-end loans was 1.19 percent and 1.18 percent as of December 31, 2017 and 2016, respectively. The increased allowance for loan losses reflected both the overall commercial loan growth for 2017, and the Corporation’s analysis of the adequacy of the allowance based upon the size, composition, and risks to the loan portfolio, the level of specific reserves, and realized net charge-offs.

Noninterest income, excluding gains on sales of investment securities, for the year ended December 31, 2017, totaled $11,443,000 representing an increase of $1,607,000 or 16 percent compared to noninterest income of $9,836,000 for 2016. Specific noninterest income increases included trust fees, service charges on deposits, income from bank owned life insurance and gains on sales of loans held for sale. Gains on sales of investment securities for 2017 decreased $115,000 when compared to 2016.

Noninterest expense for the year ended December 31, 2017, totaled $44,986,000 representing an increase of $3,363,000 or 8 percent compared to $41,623,000 for 2016. Higher costs associated with: personnel, external data processing, charitable contributions and other expenses, accounted for the majority of the increase. The primary driver of the aforementioned increase in noninterest expense was the expansion of our business and consumer banking in and support services for our Maryland and Pennsylvania markets.

The provision for income taxes for 2017 totaled $9,904,000 which was $4,018,000 or 68 percent above the provision for income taxes for 2016 of $5,886,000. The increase was due to a $2,755,000 reduction in the net deferred tax asset value due to the new corporate tax rate of 21 percent enacted as part of the Tax Cuts and Jobs Act and a $2,920,000 increase in pre-tax net income.

On December 31, 2017, total assets were $1.71 billion, representing an 6 percent increase compared to total assets of $1.61 billion as of December 31, 2016. Asset growth for 2017 occurred primarily in the commercial loan portfolio and was funded primarily by an increase in deposits.

The growth in core deposits included a $35,740,000 increase in the average balance of noninterest bearing deposits for 2017 as compared to 2016. Growing core deposits remains a particular focus of the Corporation because the rates paid for such deposits are low, transactional activity on these deposits are a source of fee income, and a core deposit relationship provides the opportunity to cross-sell other financial products and services. The Corporation excludes time deposits in its definition of core deposits.

Cash dividends paid on common shares for the year 2017 totaled $0.516 per share, as adjusted for stock dividends, representing an increase of $0.044 or 9 percent above the cash dividends of $0.472, as adjusted, paid for the year 2016.

The Corporation distributed a 5 percent common stock dividend on December 12, 2017, the same common stock dividend percentage that was distributed in December 2016.

The Corporation’s capital level remained sound as evidenced by capital ratios that exceed current regulatory requirements for well capitalized institutions. Table 9 - Capital Ratios, following, shows that both the Corporation and PeoplesBank were well capitalized for all periods presented.

Year Ended December 31, 2016 vs. Year Ended December 31, 2015

The full year 2016 net income available to common shareholders of $13,086,000 represents an increase of $2,071,000 compared to the full year 2015 earnings of $11,015,000. Earnings per share was $1.49 basic and $1.48 diluted for 2016 compared to $1.60 basic and $1.59 diluted for 2015, as adjusted for stock dividends. The decrease is primarily a result of the issuance of 1,746,850 of common shares in the $34,500,000 public offering completed in December 2015. The Corporation used the funds from the public offering to redeem the remaining $12,000,000 of shares of Series B preferred stock issued under the U.S. Treasury’s Small Business Lending Fund Program, as reported on a Form 8-K filed on February 19, 2016. In addition, approximately $19,800,000 of the net proceeds were invested in the Corporation’s Bank subsidiary PeoplesBank and the remaining proceeds were used for general corporate purposes.

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

Noninterest income, excluding gains on sales of investment securities, for the year ended December 31, 2016, totaled $9,836,000 representing an increase of $1,281,000 or 15 percent compared to noninterest income of $8,555,000 for 2015. Specific noninterest income increases included trust fees, income from mutual fund, annuity and insurance sales, service charges on deposits, income from bank owned life insurance and gains on sales of loans held for sale. Gains on sales of investment securities for 2016 decreased $298,000 when compared to 2015.

Noninterest expense for the year ended December 31, 2016, totaled $41,623,000 representing an increase of $4,196,000 or 11 percent compared to $37,427,000 for 2015. Higher costs associated with: personnel, charitable donations, external data processing, debit card processing, FDIC insurance and other expenses, accounted for the majority of the increase. The primary driver of the aforementioned increase in noninterest expense was the expansion of our business and consumer banking services in our Maryland and Pennsylvania markets.

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

Cash dividends paid on common shares for the year 2016 totaled $0.472 per share, as adjusted for stock dividends, representing an increase of $0.032 or 7 percent above the cash dividends of $0.440, as adjusted, paid for the year 2015.

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

Net interest income for the year ended December 31, 2017, was $59,547,000, an increase of $5,966,000 or 11 percent above the full year 2016 net interest income. The increase was supported by a 12 percent increase in the average volume of interest-earning assets, primarily commercial loans. The additional interest income from the increased loan volume was partially offset by the costs associated with the growth in core deposits and an increase in volume and rates paid for both time deposits and long-term borrowings. The net interest margin, which reflects net interest income on a tax-equivalent basis as a percentage of average interest-earning assets, was 3.84 percent for 2017, compared to 3.89 percent for 2016.

Interest income for the full year 2017 totaled $70,415,000, an increase of $8,185,000 or 13 percent above 2016. The increase in total interest income was driven by a growth in the average volume of loans which was partially offset by a decrease in the average volume of investment securities. Interest earning assets averaged $1.57 billion and yielded 4.53 percent (tax equivalent basis) for 2017, compared to $1.40 billion and a tax-equivalent yield of 4.51 percent, respectively, for 2016.

Interest expense for the full year 2017 totaled $10,868,000, an increase of $2,219,000 or 26 percent above 2016. The increase in total interest expense was primarily driven by an increase in volume and rate in core deposits (the Corporation defines core deposits as demand, savings, and money market deposits) and an increase in the rates paid on time deposits and long-term borrowings. Interest expense on deposits increased $1,471,000 or 22 percent for 2017 compared to 2016 and was primarily attributed to the increases in volume and rates paid on in interest bearing core deposits and time deposits. The average volume of interest bearing core deposits was $668,314,000 for the full year 2017, an $86,749,000 or 15 percent increase above the average volume for 2016. Interest expense on long-term debt increased $594,000 or 33 percent for 2017. The average rate paid on long-term borrowings in 2017 reflected a 1.83 percent increase from the average rate paid of 1.65 percent in 2016. Long-term debt is primarily comprised of advances from the Federal Home Loan Bank of Pittsburgh, with intermediate term bullet maturities that supplement deposit funding and provide a partial funding hedge against rising market interest rates.

Tables 1 and 2, following, are presented on a tax-equivalent basis to make it easier to compare taxable and tax-exempt assets. Interest on tax-exempt assets (which include securities issued by, or loans made to, state and local governments) is adjusted based upon a 35 percent federal income tax rate in 2017 compared to a 34 percent rate for 2016 and 2015.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	2017			2016			2015
	Average		Yield/	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$34,050	$379	1.11%	$27,415	$142	0.52%	$39,671	$103	0.26%
Investment securities:
Taxable	131,999	2,809	2.13	129,353	2,759	2.13	146,356	3,337	2.28
Tax-exempt	55,565	1,855	3.34	70,497	2,355	3.34	66,936	2,482	3.71
Total investment securities	187,564	4,664	2.49	199,850	5,114	2.56	213,292	5,819	2.73

Loans:
Taxable (1)	1,335,264	65,501	4.91	1,157,918	57,216	4.94	1,016,751	50,249	4.94
Tax-exempt	17,611	750	4.26	18,869	794	4.21	21,072	969	4.60
Total loans	1,352,875	66,251	4.90	1,176,787	58,010	4.93	1,037,823	51,218	4.94
Total earning assets	1,574,489	71,294	4.53	1,404,052	63,266	4.51	1,290,786	57,140	4.43
Other assets (2)	81,534			77,794			70,201
Total assets	$1,656,023			$1,481,846			$1,360,987
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$582,389	$2,841	0.49%	$505,903	$1,935	0.38%	$441,948	$1,517	0.34%
Savings	85,925	86	0.10	75,662	75	0.10	68,987	69	0.10
Time	426,189	5,211	1.22	413,876	4,657	1.13	424,885	4,709	1.11
Total interest bearing deposits	1,094,503	8,138	0.74	995,441	6,667	0.67	935,820	6,295	0.67
Short-term borrowings	38,988	316	0.81	31,129	162	0.52	39,649	195	0.49
Long-term debt	132,200	2,414	1.83	110,201	1,820	1.65	108,361	1,684	1.55
Total interest bearing liabilities	1,265,691	10,868	0.86	1,136,771	8,649	0.76	1,083,830	8,174	0.75

Noninterest bearing deposits	217,274			181,534			143,840
Other liabilities	10,837			8,880			8,796
Shareholders’ equity	162,221			154,661			124,521

Total liabilities and shareholders’ equity	$1,656,023			$1,481,846			$1,360,987

Net interest income (tax equivalent basis)		$60,426			$54,617			$48,966
Net interest margin (3)			3.84%			3.89%			3.79%
Tax equivalent adjustment		(879)			(1,036)			(1,138)
Net interest income		$59,547			$53,581			$47,828

(1)	Average balance includes average nonaccrual loans of $5,095,000 in 2017, $2,692,000 in 2016, and $7,145,000 in 2015. Interest includes net loan fees of $2,995,000 in 2017, $3,370,000 in 2016, and $2,067,000 in 2015.

(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.

(3)	Net interest income (tax equivalent basis) annualized as a percent of average interest earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	2017 vs. 2016			2016 vs. 2015
	Increase (decrease) due to change in			Increase (decrease) due to change in
(dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$34	$203	$237	$(32)	$71	$39
Investment securities:
Taxable	41	9	50	(414)	(164)	(578)
Tax-exempt	(499)	(1)	(500)	132	(259)	(127)
Loans:
Taxable	7,784	501	8,285	8,398	(1,431)	6,967
Tax-exempt	(53)	9	(44)	(102)	(73)	(175)
Total interest income	7,307	721	8,028	7,982	(1,856)	6,126
Interest Expense
Deposits:
Interest bearing demand	313	593	906	209	209	418
Savings	10	1	11	7	(1)	6
Time	138	416	554	(122)	70	(52)
Short-term borrowings	62	92	154	(47)	14	(33)
Long-term debt	346	248	594	28	108	136
Total interest expense	869	1,350	2,219	75	400	475
Net interest income	$6,438	$(629)	$5,809	$7,907	$(2,256)	$5,651

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

For the year 2017, the provision for loan losses was $4,175,000, which was $1,175,000 or 39 percent higher, compared to a provision of $3,000,000 in 2016. The increased provision for loan losses was impacted by an increase in net charge-offs in 2017 of $1,766,000. One loan in the construction and land development portfolio was primary the contributor to the increase in net charge-offs. The provision for both periods supported adequate allowance for loan loss coverage, including the Corporation’s substantial growth in commercial loans, and the Corporation’s analysis of the adequacy of the allowance based upon the size, composition, and risks to the loan portfolio, the level of specific reserves, and realized net charge-offs.

Noninterest Income

The following table presents the components of total noninterest income for each of the past three years.

Table 3 - Noninterest income

(dollars in thousands)	2017	2016	2015
Trust and investment services fees	$2,889	$2,541	$2,411
Income from mutual fund, annuity and insurance sales	821	870	810
Service charges on deposit accounts	4,164	3,696	3,406
Income from bank owned life insurance	1,028	861	694
Other income	1,107	898	567
Net gain on sales of loans held for sale	1,434	970	667
Gain on sales of securities	79	194	492
Total noninterest income	$11,522	$10,030	$9,047

For the year 2017, the overall $1,492,000 or 15 percent increase in total noninterest income, compared to the year 2016, was primarily the result of increases in trust fees, service charges on deposit, income from bank owned life insurance, and gains on sales of loans held for sale. The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The upward trend in trust and investment services fee income over the three year period presented was due to growth in trust assets under management from both new accounts, and appreciation in the market value of managed accounts, upon which some fees are based.

Income from mutual fund, annuity and insurance sales— Income from mutual fund, annuity and insurance sales declined during the current year due to the implementation of a new regulatory rule resulting in reduced commissions. Despite the reduced fees in the current year, assets under management have shown a steady increase over the last three year period. The non-deposit investment products are sold by PeoplesBank’s subsidiaries Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors.

Service charges on deposit accounts—For the year 2017, the $468,000 or 13 percent increase in service charge income compared to the year 2016 was due to an increase in the volume of demand deposit accounts subject to fees and debit card transactions. For the year 2016, service charge income increased $290,000 or 9 percent as compared to the year 2015.

Income from bank owned life insurance (BOLI)—For the year 2017, the $167,000 or 19 percent increase in income from BOLI compared to 2016 was primarily due to additional investments totaling $4,007,000 during 2017. For the year 2016, the $167,000 or 24 percent increase in income from BOLI compared to 2015 was primarily due to additional investments totaling $6,987,000 during 2016.

Net gain on sales of loans held for sale—The upward trend in net gains from the sale of loans held for sale is primarily due to a favorable trend in sales of fixed-rate residential mortgage loans and selling the guaranteed portion of secondary-market qualified loans originated through programs with the Small Business Administration.

Net gain on sales of securities—For the year 2017, the Corporation realized $79,000 in gains on sales of securities compared to $194,000 and $492,000 for the full years 2016 and 2015, respectively. Securities sold included those where market pricing for certain instruments provided a favorable total return upon the sales and reinvestment of proceeds, versus holding the respective securities to maturity. In addition, sales provided cash to meet short-term liquidity needs.

Noninterest Expense

The following table presents the components of total noninterest expense for each of the past three years.

Table 4 - Noninterest expense

(dollars in thousands)	2017	2016	2015
Personnel	$26,045	$24,187	$21,317
Occupancy of premises, net	3,305	3,259	3,185
Furniture and equipment	2,851	2,801	2,685
Postage, stationery and supplies	765	676	683
Professional and legal	823	732	896
Marketing	1,572	1,518	1,286
FDIC insurance	723	606	712
Debit card processing	1,071	1,127	884
Charitable donations	1,368	1,079	986
Telecommunications	813	749	702
External data processing	1,690	1,455	1,154
Merger related	0	0	474
Foreclosed real estate including (recovery of) provision for losses	(21)	157	(422)
Other	3,981	3,277	2,885
Total noninterest expense	$44,986	$41,623	$37,427

Total noninterest expense for the year 2017 increased $3,363,000 or 8 percent above the year 2016, reflecting the overall expansion of our business and consumer banking in and support services for our Maryland and Pennsylvania markets. The discussion that follows addresses changes in selected noninterest expenses.

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

Furniture and equipment—The upward trend in furniture and equipment expense was in alignment with the increased personnel expense, as additional furniture, computer hardware and software (and related depreciation and maintenance expenses) were incurred to support staff growth. During 2017, overall maintenance and repair expenses declined compared to 2016 offsetting some of the aforementioned increases in expenses.

Postage, stationary and supplies—The level of postage, stationary and supplies can vary based on growth in loan and deposit customers, franchise expansion, postage rate changes, and marketing promotions.

Professional and legal—The level of professional and legal expense can fluctuate annually based on the varying needs for legal, accounting and consulting services, which is driven in part by the level of routine lawsuits in the ordinary course of business and the number and complexity of corporate initiatives.

Marketing— The upward trend in marketing expense reflects an increased operating budget to support normal business growth, and corporate initiatives such as branding, product advertising and internal promotions. In 2016, marketing expense included initial costs associated with the acquisition of the naming rights to PeoplesBank Park, the facility that houses the York, Pennsylvania-based York Revolution, an independent league baseball team.

FDIC insurance—FDIC insurance fluctuations are a result of growth in assets and changes in financial ratios and other factors which are used to calculate the assessment multiplier. The change for 2016 as compared to 2015 was a result of a change in the assessment methodology effective with the third quarter 2016 and a lower assessment rate.

Debit card processing—The upward trend in debit card processing reflects a continual increase in debit card transaction volume, due primarily to the increased number of demand deposit accounts and debit cards offset in the current year by a new contract which reduced the costs per transaction.

Charitable donations—The level of charitable donations can fluctuate annually due to the timing of payment and the availability of the state tax credits. Some donations to nonprofit organizations qualify for related state tax credits that typically range from 50 to 90 percent of the amount donated, effectively lowering the cost of the donation. PeoplesBank uses state tax credits from donations to reduce its Pennsylvania bank shares tax expense which is included in other expenses as well as Maryland corporate income tax.

Telecommunications— The upward trend was due primarily to the increases in network capacity, the number of facilities, and personnel.

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

Merger related— The $474,000 in 2015 of merger related expenses were associated with the Corporation’s acquisition of Madison Bancorp, Inc. (the acquisition was completed on January 16, 2015, as disclosed on a Form 8-K filed on the same date). In 2015, acquisition-related expenses included external data processing conversion costs, severance payments, acquisition accounting services and legal expenses.

Foreclosed real estate including (recovery of) provision for losses— A downward trend in the volume of foreclosed assets held resulted in a reduction in year-over-year holding costs including real estate taxes, property maintenance, appraisal fees, and provision for losses. In addition, during 2017, there was a recovery of a prior provision. The $579,000 or 369 percent increase in foreclosed real estate expenses in 2016 as compared to 2015 was primarily a result of 2015 including a partial recovery of a previous valuation allowance of $746,000 on a large foreclosed real estate property.

Other expenses —Other expense, comprised of many underlying expenses, increased $704,000 or 21 percent in 2017 as compared to 2016 reflecting additional costs associated with director and committee fees, miscellaneous loan expenses, memberships, Pennsylvania bank shares tax, deposit charge-offs and impaired loans. In 2016, other expenses increased $392,000 or 14 percent as compared to 2015 reflecting additional costs associated with the Pennsylvania Department of Banking and Securities’ annual assessment, annual shareholder meeting, Pennsylvania bank shares tax and impaired loans.

Provision for Income Taxes

The provision for income taxes for 2017 totaled $9,904,000, which was $4,018,000 or 68 percent above the provision for income taxes for 2016 of $5,886,000. The increase was due to a $2,755,000 reduction in the net deferred tax asset value due to the new corporate tax rate of 21 percent enacted as part of the Tax Cuts and Jobs Act and a $2,920,000 increase in pre-tax net income. For both years, the Corporation’s incremental statutory federal income tax rate was 35 percent; however, the Corporation’s effective income tax rate was approximately 45 percent for 2017, compared to 31 percent for 2016. The effective tax rate differs from the statutory tax rate due to the impact and volume of tax-exempt income, including income from bank owned life insurance and certain municipal securities and loans and the new corporate tax rate.

Preferred Stock Dividends

No preferred stock dividends were paid in 2017 as compared to $16,000 for 2016. Preferred stock dividends for 2016 were $16,000, a decrease of $104,000 compared to $120,000 of preferred stock dividends in 2015. On February 18, 2016, as reported on a Form 8-K filed on February 19, 2016, the Corporation redeemed the remaining $12,000,000 in outstanding shares of Series B preferred stock issued under the U.S. Treasury’s Small Business Lending Fund Program, resulting in the reduction in dividends expense for the year. Information about the SBLF Program is provided in Note 10—Shareholders’ Equity, to the consolidated financial statements. The preferred stock dividend rate for both 2016 and 2015 was 1 percent of the amount of the average preferred stock outstanding, paid quarterly to the U.S. Treasury.

BALANCE SHEET REVIEW

Interest Bearing Deposits with Banks

Interest bearing deposits with banks totaled $55,566,000 on December 31, 2017, compared to $54,966,000 on December 31, 2016. The balance remained relatively flat as a result of the strong growth in deposits and cash flow from the investment portfolio offset by loan growth, principally commercial loans.

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

The following table shows the amortized cost and fair value, by type of debt security, for three year-end periods:

Table 5-Investment Securities
	December 31,
	2017		2016		2015
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
Debt securities:
U.S. Treasury notes	$14,758	$14,071	$14,730	$13,937	$0	$0
U.S. agency	18,015	17,303	26,045	25,086	17,554	17,414
U.S. agency mortgage-backed, residential	75,204	75,175	91,242	91,761	119,266	120,581
State and municipal	51,827	52,042	64,421	63,955	74,573	75,475
Total debt securities	$159,804	$158,591	$196,438	$194,739	$211,393	$213,470

At December 31, 2017, the fair value of securities, available-for-sale, totaled $158,591,000, a decrease compared to the fair value of the investment securities portfolio balance of $194,739,000 at December 31, 2016. For the year 2017, cash inflows from maturities, repayments, and calls were reinvested in commercial loans and paid off short term borrowings. Additionally, approximately $5,613,000 of securities were sold during 2017 to realize $79,000 of gains to meet short-term liquidity needs.

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

As shown in Table 5, above, the Corporation holds investments in the obligations of states and municipalities. Municipalities have many options for meeting their debt obligations, including decreasing costs and service levels, imposing taxes and fees and selling assets. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific reserves, which provide additional layers of protection to the investor. Access to the credit market and a good credit rating are high priorities enabling a municipality to meet its current and future funding needs at a reasonable interest cost. For these reasons, defaults on municipal bonds are unusual. The majority of municipal bonds in the Corporation’s portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but such bonds are for critical services such as water and sewer. Many of the municipal holdings are also insured or backed by specific school district loss reserves. Based on the results of an independent credit review of the Bank’s entire municipal bond portfolio as performed in 2017, and recent bond ratings by national statistical rating organizations, we believe that the municipal investments held by PeoplesBank are investment grade.

The table below shows that the available-for-sale securities portfolio had an overall yield of 2.44 percent on December 31, 2017:

Table 6-Securities Maturity Schedule (amortized cost basis)

	December 31, 2017
	Maturity Distribution
		One	Five
	One year	through	through	After	Total
(dollars in thousands)	or less	five years	ten years	ten years	Amount	Yield(1)
Debt securities:
U.S. Treasury notes	$0	$0	$14,758	$0	$14,758	1.68%
U.S. agency	2,015	0	16,000	0	18,015	1.84%
U.S. agency mortgage-backed, residential (2)	470	74,734	0	0	75,204	2.41%
State and municipal	10,497	13,193	25,114	3,023	51,827	2.91%
Total debt securities	$12,982	$87,927	$55,872	$3,023	$159,804	2.44%

Yield (1)	2.71%	2.43%	2.34%	3.35%	2.44%

(1)	Weighted average yields (tax equivalent basis) were calculated on the amortized cost basis.
(2)	U.S. agency mortgage-backed securities are included in the maturity categories based on average expected life.

The portfolio yield as of December 31, 2017, reflected in the table above, is lower than the 2.51 percent securities portfolio yield as of December 31, 2016. Generally, lower yielding securities, as compared to the yields in maturing and called securities, were purchased in 2017. Purchases included the reinvestment of cash flows from maturities, calls and principal repayments on mortgage-backed bonds, during a year of low market investment interest rates. More information about investment securities is provided in Note 3-Securities, to the consolidated financial statements.

Restricted Investment in Bank Stocks

At December 31, 2017, the Corporation held approximately $6,311,000 in restricted common stock, compared to $6,926,000 at year-end 2016. Investment in restricted stock is a condition of obtaining credit from the Federal Home Loan Bank of Pittsburgh (FHLBP) and the Atlantic Community Bankers Bank, which is a subsidiary of Atlantic Community Bancshares, Inc. (ACBI). Accordingly, changes in the level of restricted stock are the result of member capital requirements and borrowing levels from the FHLBP as described within the Long-term Debt section of this report. Of the total investment as of December 31, 2017, approximately $6,236,000 consisted of stock issued by the FHLBP, with the remainder being restricted stock issued by ACBI. Information about restricted investment in bank stocks, including impairment considerations, is provided in Note 1–Summary of Significant Accounting Policies, to the consolidated financial statements.

Loans Held for Sale

On December 31, 2017, loans held for sale were approximately $1,715,000, compared to $1,548,000 at year-end 2016. The $1,715,000 consists of $1,062,000 residential mortgage loans and $653,000 of Small Business Administration (SBA) loans. For both years, PeoplesBank’s mortgage banking production focused on originating and selling secondary-market qualifying residential mortgage loans. Beginning in January 2016, PeoplesBank retained mortgage servicing rights on residential mortgage loans sold on the secondary market. In addition, in 2016, PeoplesBank began originating loans partially guaranteed by the Small Business Administration with the intent to sell the guaranteed portion of secondary-market qualifying loans.

Loans

On December 31, 2017, total loans, net of deferred fees, totaled approximately $1.40 billion, compared to $1.27 billion at year end 2016, an increase of $128,993,000 or 10 percent above total loans as of year-end 2016. Most of the increase was due to a $124,466,000 or 12 percent increase in commercial loans, which reflected continued strong commercial loan demand in our markets, and our continued ability to expand existing relationships with creditworthy borrowers, and acquire new loan business, based on our reputation for client service and competitive prices and terms.

The average yield (tax-equivalent basis) earned on total loans was 4.90 percent for the full year 2017, as compared to 4.93 percent for the year 2016. Persistent low market interest rates and strong competition in our markets resulted in continuing pricing pressures on new loan and refinancing activities. The composition of the Corporation’s loan portfolio, by industry class, at December 31, 2017 and 2016 is provided in Note 4–Loans in the notes to the consolidated financial statements.

The following table presents the general composition of total loans for five year-end periods:

Table 7-Loan Portfolio Composition

	December 31,
(dollars in thousands)	2017	%	2016	%	2015	%	2014	%	2013	%
Commercial, financial and agricultural	$1,013,428	72.4	$924,729	72.8	$802,436	71.5	$658,627	71.6	$607,779	70.7
Real estate-construction and land development	184,402	13.2	148,635	11.7	133,978	11.9	114,695	12.5	106,436	12.4
Total commercial related loans	1,197,830	85.6	1,073,364	84.5	936,414	83.4	773,322	84.1	714,215	83.1

Real estate - residential mortgages	79,325	5.6	73,496	5.8	70,094	6.2	32,453	3.5	25,695	3.0
Consumer and home equity	122,609	8.8	123,911	9.7	116,703	10.4	114,315	12.4	119,474	13.9
Total consumer related loans	201,934	14.4	197,407	15.5	186,797	16.6	146,768	15.9	145,169	16.9

Total loans	$1,399,764	100.0	$1,270,771	100.0	$1,123,211	100.0	$920,090	100.0	$859,384	100.0

The table below shows at December 31, 2017, the commercial loan portfolio was comprised of approximately $822,285,000 or 69 percent in fixed rate loans, and $375,545,000 or 31 percent in floating rate loans. This compares to $768,149,000 or 72 percent in fixed rate loans, and $305,215,000 or 28 percent in floating rate loans, for the year ended December 31, 2016. Floating rate loans reprice periodically with changes in the Wall Street Journal (WSJ) Prime Rate, or LIBOR.

Table 8-Selected Loan Maturities and Interest Rate Sensitivity

	December 31, 2017 Maturity Distribution
		One
	One year	through	After
(dollars in thousands)	or less	five years	five years	Total
Commercial, financial and agricultural	$158,595	$242,399	$612,434	$1,013,428
Real estate-construction and land development	91,601	56,013	36,788	184,402
Total commercial related loans	$250,196	$298,412	$649,222	$1,197,830

Fixed interest rates	$41,787	$210,644	$569,854	$822,285
Floating interest rates	208,409	87,768	79,368	375,545
Total commercial related loans	$250,196	$298,412	$649,222	$1,197,830

During 2017, in terms of dollars and percentages more floating rate commercial loans were originated although a majority of the commercial portfolio is fixed rate loans with maturities ranging from five to ten years. Although the commercial loan portfolio’s fixed rate volume and longer maturities increase risk if interest rates rise, management has implemented interest rate risk mitigation strategies which include maintaining a shorter duration in the Corporation’s investment portfolio, and lengthening fixed rate liabilities, principally borrowings from the Federal Home Loan Bank of Pittsburgh. In addition, commercial loans are generally structured whereby there is an initial fixed rate period, typically five years, and then adjust based upon a predetermined index if a new fixed rate is not renegotiated. Approximately 47 percent of the loans identified as fixed interest rates above are set to adjust during the term of the loan. Additional loan information can be found in Note 4–Loans, in the notes to the consolidated financial statements, and within the Risk Management section of this report.

Premises and Equipment

On December 31, 2017, premises and equipment, net of accumulated depreciation, totaled approximately $24,382,000, as compared to $24,573,000 on December 31, 2016. The decrease was a result of depreciation and disposals on existing premises and equipment of $2,348,000 exceeding new acquisitions of $2,157,000.

Other Assets

On December 31, 2017, other assets totaled approximately $53,306,000, compared to $51,689,000 of other assets as of December 31, 2016. Other assets were primarily comprised of investments in bank owned life insurance (BOLI), foreclosed real estate, accrued interest receivable, and deferred tax assets.

Investments in life insurance relates to a select group of employees and directors whereby PeoplesBank is the owner and beneficiary of the policies. These investments, carried at the cash surrender value of the underlying policies, totaled $36,632,000 at year-end 2017, compared to $31,621,000 at year-end 2016. PeoplesBank purchased $4,007,000 of BOLI during 2017. The selection of the underlying BOLI insurers is based primarily on the respective insurers’ high credit rating and reputation, and competitive tax-exempt yield. The Corporation also seeks to maintain a reasonable diversification among insurers supporting the BOLI portfolio. The level of the Corporation’s BOLI investment was approximately 22 percent of PeoplesBank’s Tier 1 capital, excluding net unrealized gains on available-for-sale securities, at December 31, 2017, which is within the regulatory guideline of 25 percent of Tier 1 capital.

Other assets also include foreclosed real estate, net of allowance, totaling $216,000 at year-end 2017, compared to $2,705,000 at year-end 2016. The $2,489,000 decrease was primarily the result of sale of all of the properties held at December 31, 2016 during 2017. Foreclosed real estate is discussed in the Nonperforming Assets section of this report.

Also included with other assets is $4,968,000 of accrued interest receivable on loans and investment securities, and $4,715,000 of net deferred tax assets. Net deferred assets declined year over year primarily as a result of the enactment of the Tax Cuts and Jobs Act which reduced the corporate Federal tax rate to 21 percent. Additional information about these assets can be found in Note 1–Summary of Significant Accounting Policies in the notes to the consolidated financial statements under the appropriate subheadings.

Funding

Deposits

Deposits are the Corporation’s principal source of funding for earning assets. The average rate paid on interest-bearing deposits was 0.74 percent for the year 2017 as compared to 0.67 percent for the year 2016.

On December 31, 2017, deposits totaled $1.38 billion, which represented a $120,330,000 or 10 percent increase compared to the level at year-end 2016. The increase in all deposit categories, primarily money market and time deposits, reflects several rate promotions offered throughout the year. Core deposits, consisting of demand, money market and savings, in aggregate, increased $100,994,000 or 12 percent and time deposits (i.e. CDs) increased $19,336,000 or 5 percent. Of the total $446,021,000 of time deposits as of December 31, 2017, the balance of certificates of deposit with a balance of less than $100,000 totaled $260,482,000, $100,000 to $250,000 totaled $135,242,000 and $250,000 or more totaled $50,297,000. Time deposits totaling $190,146,000 or 43 percent of the total at year-end 2017 will mature in 2018.

On December 31, 2017, the balance of certificates of deposit with a balance of $100,000 and above was $185,539,000. Of this total, $28,246,000 mature within three months, $17,961,000 mature after three months but within six months, $33,417,000 mature after six months but within twelve months, and the remaining $105,915,000 mature beyond twelve months. The composition of the Corporation’s deposit portfolio at December 31, 2017 is provided in Note 7-Deposits, in the notes to the consolidated financial statements.

Short-term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase (repo agreements), federal funds purchased, and other borrowings as described more fully in Note 8-Short-term Borrowings and Long-term Debt, to the consolidated financial statements. On December 31, 2017, short-term borrowings totaled $20,495,000, as compared to the $56,637,000 as of December 31, 2016. The balance on December 31, 2017, consisted of $10,295,000 of repurchase agreements and $10,200,000 of other short-term borrowings as compared to the balance of $56,637,000 at year-end 2016 consisting of $23,637,000 of repurchase agreements and $33,000,000 of short-term borrowings. The decrease in the balance of repurchase agreements was a result of a move in balances into deposit products while other short-term borrowings declined as cash flow from investments and deposits were ample to fund loan growth and maintain adequate liquidity.

Long-term Debt

Long-term debt is a secondary funding source to deposits for asset growth. On December 31, 2017, long-term debt totaled $130,310,000, compared to $125,310,000 at year-end 2016. The increase was the result of $5,000,000 in net new advances from the Federal Home Loan Bank of Pittsburgh (FHLBP).

Generally, funds for the payment of long-term debt come from operations. On December 31, 2017, total unused credit with the FHLBP was approximately $346,889,000. Obligations to the FHLBP are secured by FHLBP stock and qualifying collateral, principally real estate secured loans. A listing of outstanding long-term debt obligations is provided in Note 8-Short-term Borrowings and Long-term Debt, in the notes to the consolidated financial statements.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity, or capital, enables the Corporation to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion, balance sheet growth, dividend policy, and regulatory mandates.

Total shareholders’ equity was $164,219,000 on December 31, 2017, an increase of approximately $9,262,000 or 6 percent, compared to $154,957,000 at year-end 2016. The increase was primarily the result the Corporation’s $12,004,000 in net income available for common shareholders less $4,559,000 of dividends paid to common shareholders for 2017. Information pertaining to preferred and common stock of the Corporation is disclosed in Note 10–Shareholders’ Equity, in the notes to the consolidated financial statements.

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

The SBLF preferred stock qualifies as Tier 1 regulatory capital and requires the payment of non-cumulative cash dividends quarterly on each January 1, April 1, July 1 and October 1. Preferred stock dividends for 2016 were $16,000, a decrease of $104,000 compared to $120,000 of preferred stock dividends in 2015. On February 18, 2016, Codorus Valley redeemed the remaining $12,000,000, or 12,000 shares of Series B preferred stock issued to the Treasury as reported on form 8-K filed on February 19, 2016. The annualized dividend rate on the preferred stock issued under the SBLF Program was 1 percent through the redemption date of February 18, 2016.

Dividends on Common Stock

The Corporation typically pays cash dividends on its common stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other factors. Annual cash dividends per common share for the year 2017 totaled $0.516 per share, as adjusted for stock dividends, representing an increase of $0.044 or 9 percent above the cash dividends of $0.472, as adjusted, paid for the year 2016.

Periodically, the Corporation distributes stock dividends on its common stock. On December 12, 2017, the Corporation distributed a 5 percent common stock dividend to shareholders of record at the close of business on October 24, 2017. A 5 percent common stock dividend was also distributed in December 2016.

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

Table 9-Capital Ratios

	Ratios		Federal Minimum		Federal		Capital (2)
	at December 31,		Required (1)		Well		at December 31,
(dollars in thousands)	2017	2016	2017	2016	Capitalized		2017	2016

Common Equity Tier 1 Capital
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	11.58%	11.88%	5.750%	5.125%	n/a	%	$162,860	$153,762
PeoplesBank	12.04	12.38	5.750	5.125	6.50		168,879	159,832

Tier 1 risk-based capital
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	12.29%	12.66%	7.250%	6.625%	n/a	%	$172,860	$163,762
PeoplesBank	12.04	12.38	7.250	6.625	8.00		168,879	159,832

Total risk-based capital
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	13.48%	13.81%	9.250%	8.625%	n/a	%	$189,549	$178,754
PeoplesBank	13.23	13.54	9.250	8.625	10.00		185,568	174,824

Leverage
(Tier 1 capital as a percentage of average total assets)
Codorus Valley Bancorp, Inc. (consolidated)	10.26%	10.76%	4.00%	4.00%	n/a	%	$172,860	$163,762
PeoplesBank	10.05	10.53	4.00	4.00	5.00		168,879	159,832

(1)	Minimum amounts and ratios as of December 31, 2017 include the second year phase in of the capital conservation buffer of 1.25 percent required by the Basel III framework. At December 31, 2016, the minimum amounts and ratios included the first year phase in of the capital conservation buffer of 0.625 percent required by the Basel III framework. The conservation buffer is to be phased in over a four year period beginning January 1, 2016, with the full 2.5 percent required as of January 1, 2019.
(2)	Net unrealized gains and losses on securities available-for-sale, net of taxes, are disregarded for capital ratio computation purposes in accordance with federal regulatory banking guidelines.

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

The Corporation’s regulatory capital position at December 31, 2017 and 2016, as reflected in Table 9 above, reflects compliance with the new rule requirements that became effective January 1, 2015. The Corporation plans to manage its capital to ensure continued compliance.

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

The Corporation uses loan-to-value ratios (“LTV ratios”) for loan underwriting, establishing generally acceptable ratios of the loan amount to the value of the collateral securing the loan, to minimize the risk of future loss from the loan portfolio. At December 31, 2017, the LTV ratios listed below were in effect.

	LTV ratio %
	Owner	Non-owner
Loan type	Occupied	Occupied

Residential, owner occupied 1-4 units, tax assessment (PA)	90	80
Residential, owner occupied 1-4 units, tax assessment (MD)	90	90
Residential, owner occupied 1-4 units, certified appraisal	80	75
Residential construction - spec	N/A	70
Residential construction - presold	N/A	80
Residential rehab for resale	N/A	70
Agricultural	80	75
Residential (5 or more units)	75	75
Commercial	80	75
Raw Land	60	60
Approved, but unimproved land	65	65
Approved and improved land	70	70
Industrial	70	65
Hotels/motels and mobile home parks	N/A	65
Special/Limited use properties	50	50

An acceptable valuation is required on all real estate secured loans. Generally, an appraisal performed by an independent licensed appraiser is required for real estate secured loans under any of the following conditions:

●	loan amount is above $250,000;

●	or if the LTV is above 75 percent for commercial non-owner occupied property;

●	or if the LTV is above 80 percent for commercial owner occupied property;

●	or if the loan amount is greater than 90 percent of the tax assessed value for owner-occupied residential real estate in Pennsylvania;

●	or if the loan amount is greater than 90 percent of the tax assessed value for owner-occupied residential real estate in Maryland;

●	or if an existing appraisal is more than two years old (unless there was a material change in market conditions or the physical aspects of the property).

Exceptions to LTV ratios and the use of a licensed appraiser are sometimes made by management or the Board of Directors when there are compensating factors.

One component of the internal credit risk review is the identification and management of industry concentrations, defined as greater than 10 percent of the total loan portfolio. As of December 31, 2017, the Corporation had three industry concentrations that exceeded 10 percent of the total loan portfolio: commercial real estate investor represented 16.5 percent of the portfolio; residential real estate investor represented 15.0 percent of the portfolio; and builder and developer represented 13.2 percent of the portfolio. As of December 31, 2016, the Corporation had the same three industry concentrations that exceeded 10 percent of the total loan portfolio: commercial real estate investor, which represented 19.2 percent of the portfolio; residential real estate investor, which represented 14.4 percent of the portfolio; and builder & developer, which represented 11.7 percent of the portfolio. Loans to borrowers within these industries are usually collateralized by real estate.

In addition to a comprehensive lending policy, numerous internal reviews of loan and foreclosed real estate portfolios occur throughout the year. These portfolios, or selected accounts therein, are also examined periodically by the Corporation’s or PeoplesBank’s regulators.

Nonperforming Assets

Table 10 – Nonperforming Assets, below, presents a five-year history of asset categories posing the greatest risk of loss and related ratios.

Table 10-Nonperforming Assets

	December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Nonaccrual loans	$5,052	$3,114	$3,045	$6,384	$13,231
Nonaccrual loans, troubled debt restructurings	0	0	188	2,242	2,069
Accruing loans that are contractually past due 90 days or more as to principal and interest	76	733	484	54	0
Total nonperforming loans	5,128	3,847	3,717	8,680	15,300
Foreclosed real estate, net of allowance	216	2,705	2,913	2,542	4,068
Total nonperforming assets	$5,344	$6,552	$6,630	$11,222	$19,368
Accruing troubled debt restructurings	$3,344	$3,664	$3,903	$1,996	$3,342
Total period-end loans, net of deferred fees	$1,399,764	$1,270,771	$1,123,211	$920,090	$859,384
Allowance for loan losses (ALL)	$16,689	$14,992	$12,704	$11,162	$9,975
ALL as a % of total period-end loans	1.19%	1.18%	1.13%	1.21%	1.16%
Net charge-offs as a % of average total loans	0.18%	0.06%	0.19%	0.05%	0.10%
ALL as a % of nonperforming loans	325.48%	389.69%	341.78%	128.59%	65.20%
Nonperforming loans as a % of total period-end loans	0.37%	0.30%	0.33%	0.94%	1.78%
Nonperforming assets as a % of total period-end loans and net foreclosed real estate	0.38%	0.51%	0.59%	1.22%	2.24%
Nonperforming assets as a % of total period-end assets	0.31%	0.41%	0.46%	0.92%	1.68%
Nonperforming assets as a % of total period-end shareholders’ equity	3.25%	4.23%	4.17%	9.47%	17.99%

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

As of December 31, 2017, the nonperforming loan portfolio balance totaled $5,128,000, compared to $3,847,000 at year-end 2016. Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due. The Corporation generally places a loan on nonaccrual status and ceases accruing interest income (i.e., recognizes interest income on a cash basis as long as the loan is sufficiently collateralized) when loan payment performance is unsatisfactory and the loan is past due 90 days or more. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all of the principal and interest amounts contractually due are current for at least six consecutive payments and future payments are reasonably assured. As of December 31, 2017, the nonaccrual loan portfolio balance totaled $5,052,000, compared to $3,114,000 at year-end 2016. The increase in nonaccrual loans resulted from reductions totaling $6,914,000 primarily principal repayments and charge-offs, which was offset by loans totaling $8,852,000 being placed on nonaccrual status. For both periods, the nonperforming loan portfolio balance was comprised primarily of collateralized commercial loans. For 2017, the gross interest income that would have been recorded if the nonaccrual loans had been current in accordance with their original terms and current throughout the period was approximately $359,000. The amount of interest income on those nonaccrual loans that was included in net income for 2017 was approximately $164,000. The interest income recognized on impaired loans in Note 4–Loans, in the notes to the consolidated financial statements, is a higher amount because it includes interest income on all impaired loans, which includes nonaccrual loans, from the time the loan was impaired.

Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank and is included in the Other Assets category on the Corporation’s balance sheet. The carrying amount of foreclosed real estate as of December 31, 2017, net of allowance, totaled $216,000, a decrease of $2,489,000 or 92 percent, compared to $2,705,000 at year-end 2016. The decrease is primarily attributable to the sale of one property.

Troubled debt restructurings pertain to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. As of December 31, 2017, the accruing troubled debt restructuring portfolio balance totaled $3,344,000, compared to $3,664,000 at year-end 2016. The decrease was the result of principal payments made on loans within the troubled debt restructuring portfolio.

At December 31, 2017, there were $18,141,000 in additional potential problem loans being closely monitored by management. These additional potential problem loans consist of loans classified as substandard, reflecting an increased risk of the borrowers’ ability to comply with present repayment terms. These loans are not classified as nonperforming and are not disclosed in Table 10. Comparatively, we were monitoring $11,979,000 of potential problem loans at December 31, 2016.

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

The allowance for loan losses was $16,689,000 or 1.19 percent of total loans, on December 31, 2017, compared to $14,992,000 and 1.18 percent, respectively, on December 31, 2016. The $1,697,000 or 11 percent increase in the allowance from December 31, 2016 to December 31, 2017, was generally consistent with the $128,993,000 or 10 percent overall increase in loan growth (primarily commercial loans), net of deferred fees, over the same 12 month period.

Based on our comprehensive analysis of the loan portfolio, and recognizing other relevant considerations including expected continued loan growth, continued uncertainty on certain larger criticized assets as legal and collection efforts continue, and the unknown impact of future accounting and regulatory requirements related to the determination of the allowance for loan losses, we believe that the allowance for loan losses was adequate at December 31, 2017.

Table 11 -Analysis of Allowance for Loan Losses

(dollars in thousands)	2017	2016	2015	2014	2013
Balance - beginning of year	$14,992	$12,704	$11,162	$9,975	$9,302
Provision charged to operating expense	4,175	3,000	3,500	1,600	1,470
Loans charged off:
Commercial, financial and agricultural	858	771	1,151	326	591
Real estate - construction and land development	1,474	0	497	0	0
Real estate - residential mortgages	0	79	40	30	27
Consumer and home equity	305	116	337	396	380
Total loans charged off	2,637	966	2,025	752	998
Recoveries:
Commercial, financial and agricultural	101	193	21	248	102
Real estate - construction and land development	30	0	0	0	0
Real estate - residential mortgages	5	1	21	4	2
Consumer and home equity	23	60	25	87	97
Total recoveries	159	254	67	339	201
Net charge-offs	2,478	712	1,958	413	797
Balance - end of year	$16,689	$14,992	$12,704	$11,162	$9,975

Ratios:
Net charge-offs as a % of average total loans	0.18%	0.06%	0.19%	0.05%	0.10%
Allowance for loan losses as a % of total period-end loans	1.19%	1.18%	1.13%	1.21%	1.16%
Allowance for loan losses as a % of nonperforming loans	325.48%	389.69%	341.78%	128.59%	65.20%

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

Table 12-Allocation of Allowance for Loan Losses

	December 31,
	2017		2016		2015		2014		2013
		% Total		% Total		% Total		% Total		% Total
(dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial, financial and agricultural	$10,730	72.4	$10,390	72.8	$8,801	71.5	$7,134	71.6	$6,131	70.7
Real estate - construction and land development	3,388	13.2	2,384	11.7	1,934	11.9	2,236	12.5	2,073	12.4
Total commercial related	14,118	85.6	12,774	84.5	10,735	83.4	9,370	84.1	8,204	83.1

Real estate - residential mortgages	108	5.6	85	5.8	67	6.2	64	3.5	65	3.0
Consumer and home equity	283	8.8	372	9.7	422	10.4	392	12.4	506	13.9
Total consumer related	391	14.4	457	15.5	489	16.6	456	15.9	571	16.9

Unallocated	2,180	n/a	1,761	n/a	1,480	n/a	1,336	n/a	1,200	n/a

Total	$16,689	100.0	$14,992	100.0	$12,704	100.0	$11,162	100.0	$9,975	100.0

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

Additionally, we have experienced continued strong commercial loan growth, including growth in newer markets where we have less of a loss history. Also, we recognize the inherent imprecision in any methodology for estimating specific and general loan losses, including the unpredictable timing and amounts of charge-offs and related historical loss averages, and specific-credit or broader portfolio future cash flow value and collateral valuation uncertainties which could negatively impact unimpaired portfolio loss factors. Accordingly, as of December 31, 2017, we maintained a 13 percent unallocated portion of our allowance for loan losses, similar to a 12 percent unallocated portion of the allowance as of December 31, 2016.

Liquidity

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan clients, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, it provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are scheduled investment security maturities and cash inflows, funds received from client loan payments and, to a lesser degree, asset sales. The primary sources of liability liquidity are deposit growth, short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At year-end 2017, we believe our liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $52,988,000 and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $346,889,000. The Corporation’s loan-to-deposit ratio was approximately 101 percent as of year-end 2017 and 2016. The ratio was flat as period end deposit growth was in line with loan growth in 2017.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Financial instruments with off-balance sheet risk are disclosed in Note 14-Commitments to Extend Credit, to the consolidated financial statements, and totaled $508,575,000 at December 31, 2017, compared to $449,178,000 at December 31, 2016. Generally, these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Contractual Obligations

The following table presents the amount and timing of payments due under long-term contractual obligations.

Table 13-Contractual Obligations

		December 31, 2017
		Payments due by period
		Less than	1-3	3-5	More than
(dollars in thousands)	Total	1 year	years	years	5 years

Long-term debt	$130,310	$45,000	$60,000	$15,000	$10,310
Operating leases	2,333	763	998	389	183
Time deposits	446,021	190,146	183,452	71,748	675
Supplemental retirement plans	8,022	185	499	884	6,454
Purchase obligations	2,420	384	898	1,025	113
Naming rights	1,475	295	590	590	0
Total	$590,581	$236,773	$246,437	$89,636	$17,735

Impact of Inflation and Changing Prices

The majority of assets and liabilities of a financial institution are monetary in nature and therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation may impact the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio. Inflation may also significantly affect noninterest expenses, which tend to rise during periods of general inflation. The level of inflation can be measured by the change in the Consumer Price Index (CPI) for all urban consumers (December vs. December). The change in the CPI for 2017 and 2016 was 2.1 percent, compared to 0.7 percent for 2015.

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

Change in Interest Rates	Annual Change in Net	% Change in Net	% Change
(basis points)	Interest Income (in thousands)	Interest Income	Policy Limit
+100	$2,865	4.58%	(5.00)%
(100)	$(2,530)	(4.04)%	(5.00)%

+200	$5,575	8.91%	(15.00)%
(200)	$(4,497)	(7.19)%	(15.00)%

+300	$8,172	13.06%	(25.00)%

+400	$10,936	17.48%	(35.00)%

Management Report on Internal Controls Over Financial Reporting

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in SEC Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2017, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2017, the Corporation’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Corporation’s internal control over financial reporting has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Larry J. Miller	/s/ Charles T. Field
Larry J. Miller	Charles T. Field, CPA
(Principal Executive Officer)	(Principal Financial and Accounting
Chairman, President	Officer) Treasurer, and
and Chief Executive Officer	Assistant Secretary

March 13, 2018	March 13, 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Codorus Valley Bancorp, Inc.

York, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Codorus Valley Bancorp, Inc. (the “Corporation”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 13, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Corporation’s auditor since 2013.

Harrisburg, Pennsylvania

March 13, 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Codorus Valley Bancorp, Inc.

York, Pennsylvania

Opinion on Internal Control over Financial Reporting

We have audited Codorus Valley Bancorp, Inc.’s (the “Corporation’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Corporation as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 13, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/BDO USA, LLP

Harrisburg, Pennsylvania

March 13, 2018

Item 8: Financial Statements and Supplementary Data

Codorus Valley Bancorp, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(dollars in thousands, except per share data)	2017	2016
Assets
Interest bearing deposits with banks	$55,566	$54,966
Cash and due from banks	23,958	19,066
Total cash and cash equivalents	79,524	74,032
Securities, available-for-sale	158,591	194,739
Restricted investment in bank stocks, at cost	6,311	6,926
Loans held for sale	1,715	1,548
Loans (net of deferred fees of $4,039 - 2017 and $3,685 - 2016)	1,399,764	1,270,771
Less-allowance for loan losses	(16,689)	(14,992)
Net loans	1,383,075	1,255,779
Premises and equipment, net	24,382	24,573
Goodwill	2,301	2,301
Other assets	53,306	51,689
Total assets	$1,709,205	$1,611,587

Liabilities
Deposits
Noninterest bearing	$246,866	$202,639
Interest bearing	1,137,641	1,061,538
Total deposits	1,384,507	1,264,177
Short-term borrowings	20,495	56,637
Long-term debt	130,310	125,310
Other liabilities	9,674	10,506
Total liabilities	1,544,986	1,456,630

Shareholders’ equity
Preferred stock, par value $2.50 per share; $1,000 liquidation preference, 1,000,000 shares authorized; Series B shares issued and outstanding: 0 at December 31, 2017 and 0 at December 31, 2016	0	0
Common stock, par value $2.50 per share; 15,000,000 shares authorized; shares issued and outstanding: 8,906,052 at December 31, 2017 and 8,426,873 at December 31, 2016	22,265	21,067
Additional paid-in capital	120,052	106,102
Retained earnings	22,860	28,909
Accumulated other comprehensive loss	(958)	(1,121)
Total shareholders’ equity	164,219	154,957
Total liabilities and shareholders’ equity	$1,709,205	$1,611,587

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Income

	Years ended December 31,
(dollars in thousands, except per share data)	2017	2016	2015
Interest income
Loans, including fees	$65,996	$57,747	$50,897
Investment securities:
Taxable	2,496	2,527	3,005
Tax-exempt	1,231	1,582	1,665
Dividends	313	232	332
Other	379	142	103
Total interest income	70,415	62,230	56,002

Interest expense
Deposits	8,138	6,667	6,295
Federal funds purchased and other short-term borrowings	316	162	195
Long-term debt	2,414	1,820	1,684
Total interest expense	10,868	8,649	8,174
Net interest income	59,547	53,581	47,828
Provision for loan losses	4,175	3,000	3,500
Net interest income after provision for loan losses	55,372	50,581	44,328

Noninterest income
Trust and investment services fees	2,889	2,541	2,411
Income from mutual fund, annuity and insurance sales	821	870	810
Service charges on deposit accounts	4,164	3,696	3,406
Income from bank owned life insurance	1,028	861	694
Other income	1,107	898	567
Net gain on sales of loans held for sale	1,434	970	667
Net gain on sales of securities	79	194	492
Total noninterest income	11,522	10,030	9,047

Noninterest expense
Personnel	26,045	24,187	21,317
Occupancy of premises, net	3,305	3,259	3,185
Furniture and equipment	2,851	2,801	2,685
Postage, stationery and supplies	765	676	683
Professional and legal	823	732	896
Marketing	1,572	1,518	1,286
FDIC insurance	723	606	712
Debit card processing	1,071	1,127	884
Charitable donations	1,368	1,079	986
Telecommunications	813	749	702
External data processing	1,690	1,455	1,154
Merger related	0	0	474
Foreclosed real estate including (recovery of) provision for losses	(21)	157	(422)
Other	3,981	3,277	2,885
Total noninterest expense	44,986	41,623	37,427
Income before income taxes	21,908	18,988	15,948
Provision for income taxes	9,904	5,886	4,813
Net income	12,004	13,102	11,135
Preferred stock dividends	0	16	120
Net income available to common shareholders	$12,004	$13,086	$11,015
Net income per common share, basic	$1.35	$1.49	$1.60
Net income per common share, diluted	$1.34	$1.48	$1.59

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(dollars in thousands)	2017	2016	2015
Net income	$12,004	$13,102	$11,135
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding gains (losses) arising during the period
(net of tax expense (benefit) of $181, ($1,218), and ($501), respectively)	384	(2,364)	(971)
Reclassification adjustment for (gains) included in net income
(net of tax expense of $28, $66, and $167, respectively) (a) (b)	(51)	(128)	(325)
Net unrealized gains (losses)	333	(2,492)	(1,296)
Comprehensive income	$12,337	$10,610	$9,839

(a)	Amounts are included in net gain on sales of securities on the Consolidated Statements of Income within noninterest income.
(b)	Income tax amounts are included in provision for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2017	2016	2015
Cash flows from operating activities
Net income	$12,004	$13,102	$11,135
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	2,357	2,343	2,266
Net amortization of premiums on securities	667	912	1,042
Amortization of deferred loan origination fees and costs	(1,640)	(1,049)	(835)
Provision for loan losses	4,175	3,000	3,500
Recovery of foreclosed real estate	(47)	(31)	(622)
Deferred income tax expense (benefit)	3,287	(1,021)	32
Increase in bank owned life insurance	(1,028)	(861)	(694)
Originations of mortgage loans held for sale	(39,687)	(42,260)	(31,821)
Originations of SBA loans held for sale	(5,316)	(1,400)	0
Proceeds from sales of mortgage loans held for sale	40,203	42,191	32,388
Proceeds from sales of SBA loans held for sale	5,416	1,117	0
Net gain on sales of loans held for sale	(1,434)	(970)	(667)
(Gain) loss on disposal of premises and equipment	(9)	4	105
Gain on sales of securities available-for-sale	(79)	(194)	(492)
Net (gain) loss on sales of foreclosed real estate	(11)	(18)	9
Stock-based compensation	752	525	358
Increase in interest receivable	(520)	(445)	(301)
(Increase) decrease in other assets	(1,593)	1,203	(160)
Increase (decrease) in interest payable	176	(18)	(9)
(Decrease) increase in other liabilities	(984)	2,349	(1,232)
Net cash provided by operating activities	16,689	18,479	14,002

Cash flows from investing activities
Purchases of securities, available-for-sale	(13,546)	(47,665)	(57,136)
Maturities, repayments and calls of securities, available-for-sale	43,900	48,999	46,108
Sales of securities, available-for-sale	5,692	12,903	9,614
Redemption (purchase) of restricted investment in bank stock	615	(1,898)	(1,229)
Proceeds from acquisition, net	0	0	21,091
Proceeds from acquired receivables of sold investment settlements	0	0	15,256
Net increase in loans made to customers	(127,509)	(147,541)	(127,056)
Purchases of premises and equipment	(2,157)	(2,314)	(5,957)
Investment in bank owned life insurance	(4,007)	(6,994)	(7)
Proceeds from sales of fixed assets	0	0	51
Proceeds from bank owned life insurance	0	196	0
Proceeds from sales of foreclosed real estate	454	576	289
Net cash used in investing activities	(96,558)	(143,738)	(98,976)

Cash flows from financing activities
Net increase in demand and savings deposits	100,994	140,938	87,651
Net increase (decrease) in time deposits	19,336	29,090	(69,020)
Net (decrease) increase in short-term borrowings	(36,142)	(17,873)	32,326
Proceeds from issuance of long-term debt	20,000	40,000	35,000
Repayment of long-term debt	(15,000)	(35,000)	(5,096)
Tax benefit on vested restricted stock	0	0	13
Cash dividends paid to preferred shareholders	0	(46)	(120)
Cash dividends paid to common shareholders	(4,559)	(4,144)	(2,991)
Redemption of preferred stock	0	(12,000)	0
Net issuance of common stock	751	853	33,614
Cash paid in lieu of fractional shares	(19)	(12)	(12)
Net cash provided by financing activities	85,361	141,806	111,365
Net increase in cash and cash equivalents	5,492	16,547	26,391
Cash and cash equivalents at beginning of year	74,032	57,485	31,094
Cash and cash equivalents at end of period	$79,524	$74,032	$57,485

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2015	$12,000	$14,577	$62,713	$26,483	$2,667	$0	$118,440
Net income				11,135			11,135
Other comprehensive loss, net of tax					(1,296)		(1,296)
Common stock cash dividends ($0.44 per share, adjusted)				(2,991)			(2,991)
5% common stock dividend, 294,161 shares at fair value		735	5,221	(5,968)			(12)
Preferred stock cash dividends				(120)			(120)
Stock-based compensation including related tax benefit			371				371
Forfeiture and withheld shares of restricted stock			8			(55)	(47)
Issuance and reissuance of common stock including related tax benefit:
1,746,850 shares through public offering		4,367	28,135				32,502
19,585 shares under the dividend reinvestment and stock purchase plan		49	352				401
45,783 shares under the employee stock option plan		108	515			7	630
7,716 shares under employee stock purchase plan		17	90			21	128
17,450 shares of stock-based compensation awards		40	(67)			27	0

Balance, December 31, 2015	$12,000	$19,893	$97,338	$28,539	$1,371	$0	$159,141
Net income				13,102			13,102
Other comprehensive loss, net of tax					(2,492)		(2,492)
Common stock cash dividends ($0.472 per share, adjusted)				(4,144)			(4,144)
5% common stock dividend, 398,541 shares at fair value		996	7,564	(8,572)			(12)
Preferred stock cash dividends				(16)			(16)
Redemption of preferred stock	(12,000)						(12,000)
Stock-based compensation			525				525
Forfeiture and withheld shares of restricted stock			8			(111)	(103)
Issuance and reissuance of common stock:
20,592 shares under the dividend reinvestment and stock purchase plan		45	374			6	425
27,510 shares under the employee stock option plan		60	239			65	364
9,897 shares under employee stock purchase plan		21	106			40	167
20,716 shares of stock-based compensation awards		52	(52)				0

Balance, December 31, 2016	$0	$21,067	$106,102	$28,909	$(1,121)	$0	$154,957
Net income				12,004			12,004
Impact of change in enacted tax rate				170	(170)		0
Other comprehensive income, net of tax					333		333
Common stock cash dividends ($0.516 per share, adjusted)				(4,559)			(4,559)
5% common stock dividend, 422,439 shares at fair value		1,049	12,510	(13,664)		86	(19)
Stock-based compensation			752				752
Forfeiture and withheld shares of restricted stock			4			(163)	(159)
Issuance and reissuance of common stock:
16,553 shares under the dividend reinvestment and stock purchase plan		40	403			22	465
11,857 shares under the employee stock option plan		28	153			14	195
10,732 shares under employee stock purchase plan		20	189			41	250
24,431 shares of stock-based compensation awards		61	(61)				0

Balance, December 31, 2017	$0	$22,265	$120,052	$22,860	$(958)	$0	$164,219

See accompanying notes.

Codorus Valley Bancorp, Inc.

Notes to Consolidated Financial Statements

NOTE 1-Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

Codorus Valley Bancorp, Inc. (“Corporation” or “Codorus Valley”) is a one-bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (“PeoplesBank” or “Bank”). PeoplesBank operates three wholly-owned subsidiaries as of December 31, 2017. The subsidiaries consist of Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, which sells non-deposit investment products in Pennsylvania, SYC Settlement Services, Inc., which provides real estate settlement services, and Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, a subsidiary that sells non-deposit investment products in Maryland. In addition, PeoplesBank may periodically create nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending the liquidation of these properties. PeoplesBank operates under a state charter and is subject to regulation by the Pennsylvania Department of Banking and Securities, and the Federal Deposit Insurance Corporation. The Corporation is subject to regulation by the Federal Reserve Board and the Pennsylvania Department of Banking and Securities.

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and a wholly-owned nonbank subsidiary, SYC Realty Company, Inc. SYC Realty was inactive during the reportable period of 2017. The accounts of CVB Statutory Trust No. 1 and No. 2 are not included in the consolidated financial statements as discussed in Note 8 – Short-term Borrowings and Long-term Debt. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

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

Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of December 31, 2017 and 2016 consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (FHLBP) and, to a lesser degree, Atlantic Community Bancshares, Inc. (ACBI), the parent company of Atlantic Community Bankers Bank (ACBB). Under the FHLBP’s Capital Plan, PeoplesBank is required to maintain a minimum member stock investment, both as a condition of becoming and remaining a member and as a condition of obtaining borrowings from the FHLBP. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the years ended December 31, 2017 and 2016. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended December 31, 2017 and 2016.

Loans Held for Sale

Loans held for sale are comprised of residential mortgage loans and the guaranteed portion of secondary-market qualified Small Business Administration loans. Loans held for sale are reported at the lower of cost or fair value, as determined by the aggregate commitments from investors or current investor yield requirements. The amount by which cost exceeds fair value, if any, is accounted for as a valuation allowance and is charged to expense in the period of the change. The Company generally sells the guaranteed portion of its SBA loans to a third party and retains the servicing, holding the nonguaranteed portion in its portfolio. Gains or losses recognized on the sale of mortgage loans and loans guaranteed by the Small Business Administration loans are recognized based on the difference between the selling price and the carrying value of the related loan and are recorded in noninterest income.

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

Banking regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to the Corporation. Based on a comprehensive analysis of the loan portfolio, the Corporation believes that the level of the allowance for loan losses at December 31, 2017 is adequate.

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

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, obtained from an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a charge-off. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At December 31, 2017, foreclosed real estate, net of allowance, was $216,000, which included $96,000 of residential real estate, compared to $2,705,000 in foreclosed real estate, net of allowance, which included $201,000 of residential real estate, at December 31, 2016. Included within loans receivable as of December 31, 2017, was a recorded investment of $262,000 of consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

Bank Owned Life Insurance

PeoplesBank invests in bank owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by PeoplesBank on a select group of employees and members of the board of directors. PeoplesBank is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies and is included in other assets in the amount of $36,632,000 at December 31, 2017, compared to $31,621,000 at December 31, 2016.

Mortgage Servicing Rights

PeoplesBank retained servicing of sold mortgage loans beginning in 2016. The mortgage servicing rights (MSRs) associated with the sold loans are included in other assets on the consolidated balance sheets at an amount equal to the estimated fair value of the contractual rights to service the mortgage loans. The MSR asset is amortized as a reduction to servicing income. The MSR asset is evaluated periodically for impairment and carried at the lower of amortized cost or fair value. A third party calculates fair value by discounting the estimated cash flows from servicing income using a rate consistent with the risk associated with these assets and an expected life commensurate with the expected life of the underlying loans. In the event that the amortized cost of the MSR asset exceeds the fair value of the asset, a valuation allowance would be established through a charge against servicing income. Subsequent fair value evaluations may determine that impairment has been reduced or eliminated, in which case the valuation allowance would be reduced through a credit to earnings. At December 31, 2017, the balance of residential mortgage loans serviced for third parties was $70,780,000 compared to $36,969,000 at December 31, 2016.

	Years ended December 31,
(dollars in thousands)	2017	2016
Amortized cost:
Balance at beginning of year	$324	$0
Originations of mortgage servicing rights	422	338
Amortization expense	(74)	(14)
Balance at end of year	$672	$324

Trust and Investment Services Assets

Assets held by PeoplesBank in a fiduciary or agency capacity for its clients are not included in the consolidated balance sheets since these items are not assets of PeoplesBank. At December 31, 2017, the market value of assets was $711,161,000 compared to $562,865,000 at December 31, 2016.

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

The Corporation accounts for uncertain tax positions as required by FASB ASC Topic 740. FASB ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, the accounting standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. No significant income tax uncertainties have been identified by the Corporation; therefore, the Corporation recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2017 and 2016 The Corporation’s policy is to recognize interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statement of Income. The Corporation did not recognize any interest and penalties for the years ended December 31, 2017, 2016 and 2015. The tax years subject to examination by the taxing authorities are the years ended December 31, 2016, 2015, and 2014.

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

At December 31, 2017, the Corporation does not have any indicators of potential impairment of either goodwill or core deposit intangibles.

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

The computation of net income per common share for the years ended December 31, 2017, 2016 and 2015 is provided in the table below.

(in thousands, except per share data)	2017	2016	2015
Net income available to common shareholders	$12,004	$13,086	$11,015

Weighted average shares outstanding (basic)	8,871	8,793	6,883
Effect of dilutive stock options	104	75	75
Weighted average shares outstanding (diluted)	8,975	8,868	6,958

Basic earnings per common share	$1.35	$1.49	$1.60
Diluted earnings per common share	$1.34	$1.48	$1.59

Anti-dilutive stock options excluded from the computation of earnings per share	16	82	118

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

Supplemental cash flow information is provided in the table below.

	Years ended December 31,
(dollars in thousands)	2017	2016	2015
Cash paid during the period for:
Income taxes	$7,926	$4,973	$6,050
Interest	$10,692	$8,667	$8,183

Noncash investing activities:
Transfer of loans to foreclosed real estate	$216	$318	$41
Transfer of loans held for sale to held-to-maturity portfolio	$228	$251	$0

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

Recent Accounting Pronouncements

Pronouncements Adopted in 2017

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220). The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In the fourth quarter of 2017, the Corporation elected early adoption of ASU 2018-02.  Adoption of this standard resulted in a reclassification of $170,000 from accumulated other comprehensive income to retained earnings, which is reflected as a separate line within the Consolidated Statements of Changes in Shareholders’ Equity.

Pronouncements Not Yet Effective

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). This standard simplifies the test for goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill, which currently is Step 2 of the goodwill impairment test. Instead, the goodwill impairment test will consist of a single quantitative step comparing the fair value of the reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and any interim goodwill impairment tests in reporting periods beginning after December 15, 2019. Early adoption is permitted. The Corporation intends to adopt this standard effective with its October 1, 2020 goodwill impairment test and the adoption of this standard is not expected to have a material impact on the its consolidated financial statements based on current circumstances.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This standards update provides a framework that replaces most existing revenue recognition guidance. The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. This ASU amends the new revenue standard to make minor technical corrections that affect narrow aspects of the guidance, including contract cost accounting, disclosures, and other matters. ASU 2014-09 and ASU 2016-20 are effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is not permitted. The Corporation has determined that certain noninterest income financial statement line items, including trust and investment services fees, income from mutual fund, annuity and insurance sales, service charges on deposit accounts, and other noninterest income, contain revenue streams that are in scope of these updates. The Corporation adopted this standard on January 1, 2018 utilizing the modified retrospective method and the adoption of the new standard did not have a material impact on its financial statements.

NOTE 2-Restrictions on Cash and Due from Banks

PeoplesBank is required to maintain average reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. In 2017 and 2016, the reserves were met with vault cash. PeoplesBank is also required to maintain compensating balances with certain correspondent banks, which totaled $50,000 at December 31, 2017 and 2016.

NOTE 3-Securities

A summary of securities, available-for-sale at December 31, 2017 and 2016, is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, such as obligations of the United States government or agencies thereof and investments in the obligations of states and municipalities. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At December 31, 2017, the fair value of the municipal bond portfolio was concentrated in the state of Pennsylvania at 82 percent.

	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value

December 31, 2017
Debt securities:
U.S. Treasury notes	$14,758	$0	$(687)	$14,071
U.S. agency	18,015	0	(712)	17,303
U.S. agency mortgage-backed, residential	75,204	327	(356)	75,175
State and municipal	51,827	304	(89)	52,042
Total debt securities	$159,804	$631	$(1,844)	$158,591

December 31, 2016
Debt securities:
U.S. Treasury notes	$14,730	$0	$(793)	$13,937
U.S. agency	26,045	1	(960)	25,086
U.S. agency mortgage-backed, residential	91,242	804	(285)	91,761
State and municipal	64,421	272	(738)	63,955
Total debt securities	$196,438	$1,077	$(2,776)	$194,739

The amortized cost and estimated fair value of debt securities at December 31, 2017 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on selected debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$12,982	$13,006
Due after one year through five years	87,928	87,925
Due after five years through ten years	55,871	54,550
Due after ten years	3,023	3,110
Total debt securities	$159,804	$158,591

Gross realized gains and losses on sales of securities, available-for-sale is shown below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Years ended December 31,
(dollars in thousands)	2017	2016	2015
Realized gains	$79	$194	$492
Realized losses	0	0	0
Net gains	$79	$194	$492

Securities, issued by agencies of the federal government, with a carrying value of $105,603,000 and $160,357,000 on December 31, 2017 and December 31, 2016, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at December 31, 2017 and 2016.

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
December 31, 2017
Debt securities:
U.S. Treasury notes	0	$0	$0	3	$14,071	$(687)	3	$14,071	$(687)
U.S. agency	1	989	(12)	4	16,314	(700)	5	17,303	(712)
U.S. agency mortgage-backed, residential	25	43,329	(261)	2	5,051	(95)	27	48,380	(356)
State and municipal	27	12,171	(60)	5	3,277	(29)	32	15,448	(89)
Total temporarily impaired debt securities, available-for-sale	53	$56,489	$(333)	14	$38,713	$(1,511)	67	$95,202	$(1,844)

December 31, 2016
Debt securities:
U.S. Treasury notes	3	$13,937	$(793)	0	$0	$0	3	$13,937	$(793)
U.S. agency	6	22,083	(960)	0	0	0	6	22,083	(960)
U.S. agency mortgage-backed, residential	15	36,473	(285)	0	0	0	15	36,473	(285)
State and municipal	83	40,092	(734)	1	501	(4)	84	40,593	(738)
Total temporarily impaired debt securities, available-for-sale	107	$112,585	$(2,772)	1	$501	$(4)	108	$113,086	$(2,776)

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

The Corporation believes that any unrealized losses at December 31, 2017 were primarily the result of changes in market interest rates and that it has the ability to hold these investments for a time necessary to recover the amortized cost. Through December 31, 2017, the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

NOTE 4-Loans

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at December 31, 2017 and 2016. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance.

Those industries representing the largest dollar investment and most risk are listed separately. The “Other” commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

	December 31,	% Total	December 31,	% Total
(dollars in thousands)	2017	Loans	2016	Loans
Builder & developer	$184,402	13.2	$148,635	11.7
Commercial real estate investor	230,827	16.5	243,623	19.2
Residential real estate investor	209,414	15.0	183,623	14.4
Hotel/Motel	63,195	4.5	82,085	6.5
Wholesale & retail	103,040	7.3	88,062	6.9
Manufacturing	62,510	4.5	32,616	2.6
Agriculture	59,931	4.3	51,848	4.1
Other	284,511	20.3	242,872	19.1
Total commercial related loans	1,197,830	85.6	1,073,364	84.5
Residential mortgages	79,325	5.6	73,496	5.8
Home equity	97,950	7.0	94,222	7.4
Other	24,659	1.8	29,689	2.3
Total consumer related loans	201,934	14.4	197,407	15.5
Total loans	$1,399,764	100.0	$1,270,771	100.0

Concentrations of Credit Risk

Concentrations of credit risk arise when a number of clients are engaged in similar business activities in the same geographic region or have similar economic features that could cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Most of the Corporation’s business is with clients in York County, Pennsylvania and northern-central Maryland, specifically Baltimore, Harford and Carroll counties. Although this focus may pose a concentration risk geographically, the Corporation believes that the diverse local economy and our detailed knowledge of the client base lessens this risk. At December 31, 2017, the Corporation had three industry concentrations that exceeded 10 percent of the total loan portfolio: commercial real estate investor, which represented 16.5 percent of the portfolio; residential real estate investor, which represented 15.0 percent of the portfolio; and builder & developer, which represented 13.2 percent of the portfolio. At December 31, 2016, the Corporation had three industry concentrations that exceeded 10 percent of the total loan portfolio: commercial real estate investor, which represented 19.2 percent of the portfolio; residential real estate investor, which represented 14.4 percent of the portfolio; and builder & developer, which represented 11.7 percent of the portfolio. Loans to borrowers within these industries are usually collateralized by real estate.

The principal balance of outstanding loans to directors, executive officers, principal shareholders and any affiliates of such persons was $8,580,000 at December 31, 2017 and $162,000 at December 31, 2016. During 2017, total additions were $9,360,000 and total repayments and reductions were $942,000. As of year-end 2017, all loans to this group were current and performing in accordance with contractual terms.

Loan Risk Ratings

The Corporation’s internal risk rating system follows regulatory guidance as to risk classifications and definitions. Every approved loan is assigned a risk rating. Generally, risk ratings for commercial related loans and residential mortgages held for investment are determined by a formal evaluation of risk factors performed by the Corporation’s underwriting staff. For consumer loans, and commercial loans up to $500,000, the Corporation uses third-party credit scoring software models for risk rating purposes. The loan portfolio is monitored on a continuous basis by loan officers, loan review personnel and senior management. Adjustments of loan risk ratings are generally performed by the Special Asset Committee, which includes senior management. The Committee, which typically meets at least quarterly, makes changes, as appropriate, to risk ratings when it becomes aware of credit events such as payment delinquency, cessation of a business or project, bankruptcy or death of the borrower, or changes in collateral value.

The Corporation uses ten risk ratings to grade commercial loans. The first seven ratings, representing the lowest risk, are combined and given a “pass” rating. A pass rating is a satisfactory credit rating, which applies to a loan that is expected to perform in accordance with the loan agreement and has a low probability of loss. A loan rated “special mention” has a potential weakness which may, if not corrected, weaken the loan or inadequately protect the Corporation’s position at some future date. A loan rated “substandard” is inadequately protected by the current net worth or paying capacity of the borrower, or of the collateral pledged. A “substandard” loan has a well-defined weakness or weaknesses that could jeopardize liquidation of the loan, which exposes the Corporation to loss if the deficiencies are not corrected. When circumstances indicate that collection of the loan is doubtful, the loan is risk-rated “nonaccrual,” the accrual of interest income is discontinued, and any unpaid interest previously credited to income is reversed. The table below does not include the regulatory classification of “doubtful,” nor does it include the regulatory classification of “loss”, because the Corporation promptly charges off loan losses.

The table below presents a summary of loan risk ratings by loan class at December 31, 2017 and 2016.

		Special
(dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total
December 31, 2017
Builder & developer	$179,897	$1,832	$581	$2,092	$184,402
Commercial real estate investor	224,822	360	4,339	1,306	230,827
Residential real estate investor	204,139	4,065	711	499	209,414
Hotel/Motel	63,195	0	0	0	63,195
Wholesale & retail	95,128	254	7,658	0	103,040
Manufacturing	58,082	588	3,840	0	62,510
Agriculture	57,140	2,476	0	315	59,931
Other	283,086	507	918	0	284,511
Total commercial related loans	1,165,489	10,082	18,047	4,212	1,197,830
Residential mortgage	79,068	10	85	162	79,325
Home equity	97,498	0	0	452	97,950
Other	24,394	30	9	226	24,659
Total consumer related loans	200,960	40	94	840	201,934
Total loans	$1,366,449	$10,122	$18,141	$5,052	$1,399,764

December 31, 2016
Builder & developer	$138,653	$6,090	$3,508	$384	$148,635
Commercial real estate investor	236,240	1,490	5,893	0	243,623
Residential real estate investor	177,763	4,157	866	837	183,623
Hotel/Motel	81,724	0	0	361	82,085
Wholesale & retail	79,884	8,178	0	0	88,062
Manufacturing	27,564	4,439	613	0	32,616
Agriculture	50,123	796	0	929	51,848
Other	235,515	6,213	885	259	242,872
Total commercial related loans	1,027,466	31,363	11,765	2,770	1,073,364
Residential mortgage	73,340	14	85	57	73,496
Home equity	93,908	70	0	244	94,222
Other	29,420	97	129	43	29,689
Total consumer related loans	196,668	181	214	344	197,407
Total loans	$1,224,134	$31,544	$11,979	$3,114	$1,270,771

Impaired Loans

The table below presents a summary of impaired loans at December 31, 2017 and 2016. Generally, impaired loans are certain loans risk rated substandard and all loans risk rated nonaccrual or classified as troubled debt restructurings. An allowance is established for those individual loans that are commercial related where the Corporation has doubt as to full recovery of the outstanding principal balance. Typically, impaired consumer related loans are partially or fully charged-off eliminating the need for a specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for charge-offs.

	With No Allowance		With A Related Allowance			Total
	Recorded	Unpaid	Recorded	Unpaid	Related	Recorded	Unpaid
(dollars in thousands)	Investment	Principal	Investment	Principal	Allowance	Investment	Principal
December 31, 2017
Builder & developer	$2,673	$3,008	$0	$0	$0	$2,673	$3,008
Commercial real estate investor	4,585	4,601	1,060	1,060	243	5,645	5,661
Residential real estate investor	1,210	1,510	0	0	0	1,210	1,510
Hotel/Motel	0	0	0	0	0	0	0
Wholesale & retail	7,912	7,912	0	0	0	7,912	7,912
Manufacturing	3,840	3,840	0	0	0	3,840	3,840
Agriculture	315	315	0	0	0	315	315
Other commercial	918	918	0	0	0	918	918
Total impaired commercial related loans	21,453	22,104	1,060	1,060	243	22,513	23,164
Residential mortgage	247	276	0	0	0	247	276
Home equity	452	452	0	0	0	452	452
Other consumer	235	235	0	0	0	235	235
Total impaired consumer related loans	934	963	0	0	0	934	963
Total impaired loans	$22,387	$23,067	$1,060	$1,060	$243	$23,447	$24,127

December 31, 2016
Builder & developer	$3,508	$3,644	$384	$384	$200	$3,892	$4,028
Commercial real estate investor	5,893	5,908	0	0	0	5,893	5,908
Residential real estate investor	1,404	1,404	299	299	136	1,703	1,703
Hotel/Motel	361	361	0	0	0	361	361
Wholesale & retail	260	260	0	0	0	260	260
Manufacturing	613	613	0	0	0	613	613
Agriculture	568	568	361	361	263	929	929
Other commercial	961	961	183	298	82	1,144	1,259
Total impaired commercial related loans	13,568	13,719	1,227	1,342	681	14,795	15,061
Residential mortgage	142	222	0	0	0	142	222
Home equity	244	244	0	0	0	244	244
Other consumer	172	172	0	0	0	172	172
Total impaired consumer related loans	558	638	0	0	0	558	638
Total impaired loans	$14,126	$14,357	$1,227	$1,342	$681	$15,353	$15,699

The table below presents a summary of average impaired loans and related interest income that was included in net income for the years ended December 31, 2017, 2016 and 2015.

	With No Related Allowance			With A Related Allowance			Total
	Average	Total	Cash Basis	Average	Total	Cash Basis	Average	Total	Cash Basis
	Recorded	Interest	Interest	Recorded	Interest	Interest	Recorded	Interest	Interest
(dollars in thousands)	Investment	Income	Income	Investment	Income	Income	Investment	Income	Income
December 31, 2017
Builder & developer	$3,528	$140	$0	$1,088	$0	$0	$4,616	$140	$0
Commercial real estate investor	5,142	248	20	432	0	0	5,574	248	20
Residential real estate investor	1,371	52	13	303	0	0	1,674	52	13
Hotel/Motel	72	0	0	7	0	0	79	0	0
Wholesale & retail	5,741	260	0	0	0	0	5,741	260	0
Manufacturing	2,713	214	0	730	0	0	3,443	214	0
Agriculture	242	0	0	210	0	0	452	0	0
Other commercial	1,052	55	0	110	0	0	1,162	55	0
Total impaired commercial related loans	19,861	969	33	2,880	0	0	22,741	969	33
Residential mortgage	134	1	0	0	0	0	134	1	0
Home equity	368	17	17	0	0	0	368	17	17
Other consumer	258	8	7	0	0	0	258	8	7
Total impaired consumer related loans	760	26	24	0	0	0	760	26	24
Total impaired loans	$20,621	$995	$57	$2,880	$0	$0	$23,501	$995	$57

December 31, 2016
Builder & developer	$3,835	$230	$0	$153	$0	$0	$3,988	$230	$0
Commercial real estate investor	5,880	301	0	0	0	0	5,880	301	0
Residential real estate investor	937	29	2	489	0	0	1,426	29	2
Hotel/Motel	386	2	2	0	0	0	386	2	2
Wholesale & retail	280	11	0	0	0	0	280	11	0
Manufacturing	622	39	0	0	0	0	622	39	0
Agriculture	368	26	26	385	0	0	753	26	26
Other commercial	1,258	76	20	110	0	0	1,368	76	20
Total impaired commercial related loans	13,566	714	50	1,137	0	0	14,703	714	50
Residential mortgage	225	2	1	0	0	0	225	2	1
Home equity	285	2	2	0	0	0	285	2	2
Other consumer	216	11	4	0	0	0	216	11	4
Total impaired consumer related loans	726	15	7	0	0	0	726	15	7
Total impaired loans	$14,292	$729	$57	$1,137	$0	$0	$15,429	$729	$57

December 31, 2015
Builder & developer	$4,086	$275	$33	$1,396	$0	$0	$5,482	$275	$33
Commercial real estate investor	4,959	644	416	1,193	0	0	6,152	644	416
Residential real estate investor	871	24	1	882	27	0	1,753	51	1
Hotel/Motel	478	14	14	0	0	0	478	14	14
Wholesale & retail	373	18	2	0	0	0	373	18	2
Manufacturing	642	40	0	0	0	0	642	40	0
Agriculture	0	0	0	424	13	13	424	13	13
Other commercial	1,651	95	31	95	0	0	1,746	95	31
Total impaired commercial related loans	13,060	1,110	497	3,990	40	13	17,050	1,150	510
Residential mortgage	166	4	0	0	0	0	166	4	0
Home equity	159	2	2	0	0	0	159	2	2
Other consumer	343	22	13	0	0	0	343	22	13
Total impaired consumer related loans	668	28	15	0	0	0	668	28	15
Total impaired loans	$13,728	$1,138	$512	$3,990	$40	$13	$17,718	$1,178	$525

Past Due and Nonaccrual

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule which shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at December 31, 2017 and 2016.

			≥ 90 Days
	30-59	60-89	Past Due		Total Past
	Days	Days	and		Due and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Loans
December 31, 2017
Builder & developer	$615	$26	$0	$2,092	$2,733	$181,669	$184,402
Commercial real estate investor	0	0	0	1,306	1,306	229,521	230,827
Residential real estate investor	347	0	0	499	846	208,568	209,414
Hotel/Motel	0	0	0	0	0	63,195	63,195
Wholesale & retail	0	0	0	0	0	103,040	103,040
Manufacturing	0	0	0	0	0	62,510	62,510
Agriculture	0	137	0	315	452	59,479	59,931
Other	203	117	0	0	320	284,191	284,511
Total commercial related loans	1,165	280	0	4,212	5,657	1,192,173	1,197,830
Residential mortgage	392	72	67	162	693	78,632	79,325
Home equity	264	5	0	452	721	97,229	97,950
Other	123	5	9	226	363	24,296	24,659
Total consumer related loans	779	82	76	840	1,777	200,157	201,934
Total loans	$1,944	$362	$76	$5,052	$7,434	$1,392,330	$1,399,764

December 31, 2016
Builder & developer	$1,456	$0	$0	$384	$1,840	$146,795	$148,635
Commercial real estate investor	392	209	0	0	601	243,022	243,623
Residential real estate investor	171	0	0	837	1,008	182,615	183,623
Hotel/Motel	0	0	0	361	361	81,724	82,085
Wholesale & retail	0	0	0	0	0	88,062	88,062
Manufacturing	0	0	0	0	0	32,616	32,616
Agriculture	0	0	0	929	929	50,919	51,848
Other	238	102	498	259	1,097	241,775	242,872
Total commercial related loans	2,257	311	498	2,770	5,836	1,067,528	1,073,364
Residential mortgage	55	0	68	57	180	73,316	73,496
Home equity	203	176	0	244	623	93,599	94,222
Other	131	127	167	43	468	29,221	29,689
Total consumer related loans	389	303	235	344	1,271	196,136	197,407
Total loans	$2,646	$614	$733	$3,114	$7,107	$1,263,664	$1,270,771

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

There were no loans whose terms have been modified under TDRs during the years ended December 31, 2017 and 2016. There were no defaults during the year ended December 31, 2017 for TDRs entered into during the previous 12 month period.

NOTE 5-Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the years ended December 31, 2017, 2016 and 2015.

	Allowance for Loan Losses
	January 1, 2017				December 31, 2017
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,384	$(1,674)	$32	$2,646	$3,388
Commercial real estate investor	2,870	0	0	143	3,013
Residential real estate investor	2,517	(518)	62	444	2,505
Hotel/Motel	807	(36)	36	(170)	637
Wholesale & retail	803	0	1	105	909
Manufacturing	307	0	0	285	592
Agriculture	619	0	0	(188)	431
Other commercial	2,467	(104)	0	280	2,643
Total commercial related loans	12,774	(2,332)	131	3,545	14,118
Residential mortgage	85	0	5	18	108
Home equity	179	(223)	0	261	217
Other consumer	193	(82)	23	(68)	66
Total consumer related loans	457	(305)	28	211	391
Unallocated	1,761	0	0	419	2,180
Total	$14,992	$(2,637)	$159	$4,175	$16,689

	Allowance for Loan Losses
	January 1, 2016				December 31, 2016
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$1,934	$(85)	$3	$532	$2,384
Commercial real estate investor	2,337	0	0	533	2,870
Residential real estate investor	2,101	(487)	187	716	2,517
Hotel/Motel	837	0	0	(30)	807
Wholesale & retail	701	0	3	99	803
Manufacturing	223	(140)	0	224	307
Agriculture	548	0	0	71	619
Other commercial	2,054	(59)	0	472	2,467
Total commercial related loans	10,735	(771)	193	2,617	12,774
Residential mortgage	67	(79)	1	96	85
Home equity	161	0	0	18	179
Other consumer	261	(116)	60	(12)	193
Total consumer related loans	489	(195)	61	102	457
Unallocated	1,480	0	0	281	1,761
Total	$12,704	$(966)	$254	$3,000	$14,992

	Allowance for Loan Losses
	January 1, 2015				December 31, 2015
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,236	$(497)	$0	$195	$1,934
Commercial real estate investor	2,204	0	0	133	2,337
Residential real estate investor	1,484	(709)	2	1,324	2,101
Hotel/Motel	671	0	0	166	837
Wholesale & retail	691	0	19	(9)	701
Manufacturing	201	0	0	22	223
Agriculture	329	0	0	219	548
Other commercial	1,554	(442)	0	942	2,054
Total commercial related loans	9,370	(1,648)	21	2,992	10,735
Residential mortgage	64	(40)	21	22	67
Home equity	176	(40)	0	25	161
Other consumer	216	(297)	25	317	261
Total consumer related loans	456	(377)	46	364	489
Unallocated	1,336	0	0	144	1,480
Total	$11,162	$(2,025)	$67	$3,500	$12,704

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment at December 31, 2017, 2016 and 2015 along with the related loan balances for those years.

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated For	Evaluated For		Evaluated For	Evaluated For
(dollars in thousands)	Impairment	Impairment	Balance	Impairment	Impairment	Balance
December 31, 2017
Builder & developer	$0	$3,388	$3,388	$2,673	$181,729	$184,402
Commercial real estate investor	243	2,770	3,013	5,645	225,182	230,827
Residential real estate investor	0	2,505	2,505	1,210	208,204	209,414
Hotel/Motel	0	637	637	0	63,195	63,195
Wholesale & retail	0	909	909	7,912	95,128	103,040
Manufacturing	0	592	592	3,840	58,670	62,510
Agriculture	0	431	431	315	59,616	59,931
Other commercial	0	2,643	2,643	918	283,593	284,511
Total commercial related	243	13,875	14,118	22,513	1,175,317	1,197,830
Residential mortgage	0	108	108	247	79,078	79,325
Home equity	0	217	217	452	97,498	97,950
Other consumer	0	66	66	235	24,424	24,659
Total consumer related	0	391	391	934	201,000	201,934
Unallocated	0	2,180	2,180	—	—	—
Total	$243	$16,446	$16,689	$23,447	$1,376,317	$1,399,764

December 31, 2016
Builder & developer	$200	$2,184	$2,384	$3,892	$144,743	$148,635
Commercial real estate investor	0	2,870	2,870	5,893	237,730	243,623
Residential real estate investor	136	2,381	2,517	1,703	181,920	183,623
Hotel/Motel	0	807	807	361	81,724	82,085
Wholesale & retail	0	803	803	260	87,802	88,062
Manufacturing	0	307	307	613	32,003	32,616
Agriculture	263	356	619	929	50,919	51,848
Other commercial	82	2,385	2,467	1,144	241,728	242,872
Total commercial related	681	12,093	12,774	14,795	1,058,569	1,073,364
Residential mortgage	0	85	85	142	73,354	73,496
Home equity	0	179	179	244	93,978	94,222
Other consumer	0	193	193	172	29,517	29,689
Total consumer related	0	457	457	558	196,849	197,407
Unallocated	0	1,761	1,761	—	—	—
Total	$681	$14,311	$14,992	$15,353	$1,255,418	$1,270,771

December 31, 2015
Builder & developer	$0	$1,934	$1,934	$4,284	$129,694	$133,978
Commercial real estate investor	0	2,337	2,337	5,977	186,017	191,994
Residential real estate investor	142	1,959	2,101	1,471	159,673	161,144
Hotel/Motel	0	837	837	420	83,751	84,171
Wholesale & retail	0	701	701	309	77,385	77,694
Manufacturing	0	223	223	630	29,695	30,325
Agriculture	263	285	548	422	40,795	41,217
Other commercial	0	2,054	2,054	1,789	214,102	215,891
Total commercial related	405	10,330	10,735	15,302	921,112	936,414
Residential mortgage	0	67	67	164	69,930	70,094
Home equity	0	161	161	202	86,206	86,408
Other consumer	0	261	261	247	30,048	30,295
Total consumer related	0	489	489	613	186,184	186,797
Unallocated	0	1,480	1,480	—	—	—
Total	$405	$12,299	$12,704	$15,915	$1,107,296	$1,123,211

NOTE 6-Premises and Equipment

The following table presents a summary of premises and equipment as of December 31, 2017 and 2016.

(dollars in thousands)	2017	2016
Land	$4,543	$4,521
Buildings and improvements	25,371	24,560
Equipment	20,057	18,796
	49,971	47,877
Less accumulated depreciation/amortization	(25,589)	(23,304)
Premises and equipment, net	$24,382	$24,573

PeoplesBank leases certain banking branches under noncancellable operating leases. The terms include various renewal options and provide for rental increases based upon predetermined factors. Total lease expenses under operating leases amounted to $796,000 in 2017, $762,000 in 2016, and $788,000 in 2015.

At December 31, 2017, future minimum lease payments for these leases are payable as follows:

Operating
(dollars in thousands)	Leases
2018	$763
2019	610
2020	388
2021	255
2022	134
Thereafter	183
Total future minimum lease payments	$2,333

NOTE 7-Deposits

The composition of deposits as of December 31, 2017 and 2016 is shown below.

	December 31,
(dollars in thousands)	2017	2016
Noninterest bearing demand	$246,866	$202,639
Interest Bearing Demand	157,903	130,394
Money market	447,425	425,874
Savings	86,292	78,585
Time deposits less than $100,000	260,482	242,778
Time deposits $100,000 to $250,000	135,242	134,811
Time deposits $250,000 or more	50,297	49,096
Total deposits	$1,384,507	$1,264,177

The deposits from members of the board of directors, executive officers, principal shareholders and any affiliates of such persons were $4,319,000 at December 31, 2017 and $1,440,000 at December 31, 2016.

The following table presents scheduled maturities of time deposits by year as of December 31, 2017.

(dollars in thousands)	2017
2018	$190,146
2019	118,117
2020	65,335
2021	49,204
2022	22,544
Thereafter	675
Total time deposits	$446,021

NOTE 8-Short-term Borrowings and Long-term Debt

The schedule below provides a summary of short-term borrowings that consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. Securities sold under agreements to repurchase are overnight borrowings between PeoplesBank and its commercial depositors and are subject to daily repricing. Federal Funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. As of December 31, 2017, PeoplesBank’s total availability under Federal Funds lines was $13,000,000. Other short-term borrowings consist of credit available through the Federal Home Loan Bank of Pittsburgh (FHLBP) and the Federal Reserve Discount Window. PeoplesBank maintains a line-of credit (Open Repo Plus) with the FHLBP which is a revolving term commitment used on an overnight basis. The term of this commitment may not exceed 364 days and it reprices daily at market rates. Under terms of a blanket collateral agreement with the FHLBP, the line-of-credit and long term advances are secured by FHLBP stock and qualifying real estate secured loans. As of December 31, 2017, PeoplesBank’s total availability was $346,889,150 with the FHLBP.

The Corporation maintains a $3,000,000 line of credit with ACNB Bank to provide a source of liquidity. The line, renewable annually, is secured by a first lien on the Codorus Valley Corporate Center. The interest rate on the ACNB Bank line is Wall Street Journal Prime. No draws have been made on the line and on December 31, 2017 and 2016, the balance was zero.

The following table presents a summary of aggregate short-term borrowings as of and for the years ended December 31, 2017, 2016 and 2015.

	2017		2016		2015
		Other		Other		Other
	Repurchase	Short-term	Repurchase	Short-term	Repurchase	Short-term
(dollars in thousands)	agreements	borrowings	agreements	borrowings	agreements	borrowings
Amount outstanding at end of year	$10,295	$10,200	$23,637	$33,000	$74,510	$0
Weighted average interest rate at end of year	0.56%	1.55%	0.47%	0.94%	0.48%	0%
Maximum amount outstanding at any month-end	$28,596	$30,000	$36,231	$33,000	$74,510	$9,459
Daily average amount outstanding	$22,078	$16,910	$27,677	$3,452	$39,449	$200
Approximate weighted average interest rate for the year	0.56%	1.14%	0.50%	0.66%	0.49%	0.33%

Securities that serve as collateral for securities sold under agreements to repurchase and pledged to provide access to the Federal Reserve Bank Discount Window and other short-term borrowing remain in available-for-sale securities. The fair value of these securities was $16,542,000 and $33,795,000 on December 31, 2017 and 2016, respectively.

The following table presents a summary of long-term debt as of December 31, 2017 and 2016:

	December 31,
(dollars in thousands)	2017	2016
PeoplesBank’s obligations:
FHLBP
Due April 2017, 0.97%	0	10,000
Due November 2017, 1.19%	0	5,000
Due March 2018, 1.17%	10,000	10,000
Due June 2018, 1.87%	5,000	5,000
Due June 2018, 1.41%	10,000	10,000
Due November 2018, 1.62%	5,000	5,000
Due December 2018, 1.60%	15,000	15,000
Due April 2019, 1.64%	10,000	0
Due June 2019, 1.64%	5,000	5,000
Due June 2019, 2.10%	5,000	5,000
Due December 2019, 1.89%	15,000	15,000
Due March 2020, 1.86%	10,000	0
Due June 2020, 1.87%	15,000	15,000
Due June 2021, 2.14%	15,000	15,000
Total FHLBP	120,000	115,000
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 3.61%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 2.90% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Total long-term debt	$130,310	$125,310

PeoplesBank’s long-term debt obligations to FHLBP are fixed rate instruments.

At December 31, 2017, municipal deposit letters of credit issued by the FHLBP on behalf of PeoplesBank naming applicable municipalities as beneficiaries were $42,000,000 compared to none at December 31, 2016. The letters of credit took the place of securities pledged to the municipalities for their deposits maintained at PeoplesBank.

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

The following table presents long-term debt maturities by year as of December 31, 2017.

(dollars in thousands)	2017
2018	$45,000
2019	35,000
2020	25,000
2021	15,000
Thereafter	10,310
Total long-term debt	$130,310

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

Quantitative measures established by regulators to ensure capital adequacy require the Corporation and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to quarter-to-date average assets (leverage ratio). In December 2017, PeoplesBank received the most recent notification from the Federal Deposit Insurance Corporation, which categorized PeoplesBank as “well capitalized”, as of September 30, 2017, under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change PeoplesBank’s well capitalized category. As of December 31, 2016, PeoplesBank was also categorized as “well capitalized”.

			Minimum for		Well Capitalized
	Actual		Capital Adequacy (1)		Minimum (2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Codorus Valley Bancorp, Inc. (consolidated) at December 31, 2017
Capital ratios:
Common Equity Tier 1	$162,860	11.58%	$80,842	5.750%	$	n/a	n/a %
Tier 1 risk based	172,860	12.29	101,932	7.250		n/a	n/a
Total risk based	189,549	13.48	130,051	9.250		n/a	n/a
Leverage	172,860	10.26	67,382	4.00		n/a	n/a

at December 31, 2016
Capital ratios:
Common Equity Tier 1	$153,762	11.88%	$66,320	5.125%	$	n/a	n/a %
Tier 1 risk based	163,762	12.66	85,731	6.625		n/a	n/a
Total risk based	178,754	13.81	111,611	8.625		n/a	n/a
Leverage	163,762	10.76	60,870	4.00		n/a	n/a

PeoplesBank, A Codorus Valley Company at December 31, 2017
Capital ratios:
Common Equity Tier 1	$168,879	12.04%	$80,630	5.750%		$91,147	6.50%
Tier 1 risk based	168,879	12.04	101,664	7.250		112,181	8.00
Total risk based	185,568	13.23	129,709	9.250		140,226	10.00
Leverage	168,879	10.05	67,234	4.00		84,043	5.00

at December 31, 2016
Capital ratios:
Common Equity Tier 1	$159,832	12.38%	$66,151	5.125%		$83,899	6.50%
Tier 1 risk based	159,832	12.38	85,513	6.625		103,260	8.00
Total risk based	174,824	13.54	111,328	8.625		129,076	10.00
Leverage	159,832	10.53	60,723	4.00		75,903	5.00

(1)	Minimum amounts and ratios as of December 31, 2017 include the second year phase in of the capital conservation buffer of 1.25 percent required by the Basel III framework. At December 31, 2016, the minimum amounts and ratios included the first year phase in of the capital conservation buffer of 0.625 percent required by the Basel III framework. The conservation buffer is to be phased in over a four year period beginning January 1, 2016, with the full 2.5 percent required as of January 1, 2019.

(2)	To be “well capitalized” under the prompt corrective action provisions in the Basel III framework. “Well capitalized” applies to PeoplesBank only.

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

The annualized dividend rate on the preferred stock issued under the SBLF Program was 1 percent for the year ended December 31, 2015 and through the redemption date of February 18, 2016.

Common Stock Dividend

Periodically, the Corporation distributes stock dividends on its common stock. The Corporation distributed 5 percent common stock dividends on December 12, 2017 and December 13, 2016 which resulted in the issuance of 422,439 and 398,541 additional common shares, respectively.

NOTE 11- Benefit Plans

Defined Contribution Plan

PeoplesBank maintains a 401(k) savings and investment plan covering substantially all employees. Under the plan, employees can contribute a percentage of their compensation subject to certain limits based on federal tax law. In 2017, 2016, and 2015, PeoplesBank made 100 percent matching contributions up to the first 4 percent of each employee’s compensation contributed to the plan, and both the employee and employer contributions vest immediately. PeoplesBank’s expense for the 401(k) savings and investment plan was $587,000 for 2017, $522,000 for 2016 and $461,000 for 2015.

Supplemental Benefit Plans

PeoplesBank maintains supplemental retirement plans for selected executives. The expense associated with these plans was approximately $256,000 for 2017, $255,000 for 2016 and $170,000 for 2015. The accrued liability for the supplemental retirement plans was $4,063,000 at December 31, 2017 and $3,993,000 at December 31, 2016. Income earned from bank owned life insurance policies was used to finance the cost of supplemental benefit plans, and provide a tax-exempt return to PeoplesBank.

Director’s Post Retirement Split-dollar Life Insurance Benefit

PeoplesBank recorded net expense of $39,000 in 2017, $104,000 in 2016 and $3,000 in 2015, on bank owned life insurance policies with a post retirement split-dollar life insurance benefit. The accrued liability for the post retirement split-dollar benefit was $401,000 at December 31, 2017 and $363,000 at December 31, 2016.

NOTE 12-Stock-Based Compensation

FASB ASC Topic 718 requires that the fair value of equity awards granted to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such awards.

The following table presents information about the Corporation’s stock plans, adjusted for stock dividends distributed, as of December 31, 2017.

		Number of	Number of	Number of shares
		shares	outstanding	available for future
Plan	Types of grants	reserved (1)	options (1)	issuance (1)
	Stock options
2000 Stock Incentive Plan	Stock appreciation rights
(2000 Plan)	Restricted stock	8,568	8,568	(2)
	Stock options
	Stock appreciation rights
2007 Long Term Incentive	Restricted stock
Plan (07LTIP)	Stock awards	203,058	203,058(4)	(3)
	Stock options
	Stock appreciation rights
2017 Long Term Incentive	Restricted stock
Plan (17LTIP)	Stock awards	355,783	16,272(5)	339,511
2007 Employee Stock
Purchase Plan (ESPP)	Stock option	170,455	0	170,455
Employee Stock
Bonus Plan (ESBP)	Stock awards	19,153	0	19,153

(1)	Shares/options are subject to adjustment in the event of specified changes in the Corporation’s capital structure.
(2)	Plan expired on March 28, 2010.
(3)	Plan expired on May 15, 2017.
(4)	Amount includes 25,923 of unvested options.
(5)	All are unvested options.

2000 Stock Incentive Plan, 2007 Long-Term Incentive Plan (07LTIP) and 2017 Long Term Incentive Plan (17LTIP)

Options awarded under these plans to date have been granted with an exercise price equal to the fair value of the stock on the grant date, a minimum vesting period of six months and an expiration period of ten years. Restricted awards are granted at fair value. All of the restricted shares granted in 2017, 2016 and 15,290 of the restricted shares granted in 2015 vest as follows: 1/3rd at the end of the first year from the date of grant; 1/3rd at the end of the second year from the date of grant; and 1/3rd at the end of the third year from the date of grant. The remaining 2,268 restricted shares granted in 2015 vest as follows: 0% at the end of the first year from the date of grant; 50% at the end of the second year from the date of grant; and 50% at the end of the third year from the date of grant. Upon exercise and/or award, the Corporation has historically issued authorized, but unissued, common stock to satisfy the options/awards.

The following table presents compensation expense and related tax benefits for stock option, restricted stock and stock awards recognized on the consolidated statement of income.

(dollars in thousands)	2017	2016	2015
Compensation expense	$693	$491	$325
Tax benefit	(243)	(164)	(78)
Net income effect	$450	$327	$247

The tax benefit shown in the preceding table is less than the benefit that would be calculated using the Corporation’s 35% statutory Federal tax rate. Under FASB ASC Topic 718, tax benefits are only recognized over the vesting period for options that ordinarily will generate a tax deduction when exercised (non-qualified stock options) and restricted stock awards.

The Corporation granted the following stock options, restricted stock and stock awards during the years ended December 31, 2017, 2016 and 2015.

	2017	2016	2015
Nonqualified stock options	16,272	21,723	70,184
Incentive stock options	0	0	5,185
Restricted stock	15,719	20,837	17,558
Stock award	9,065	0	0

The weighted average grant-date fair value and weighted average assumptions used to determine the fair value using the Black-Scholes valuation model for the stock options granted are presented below.

	2017	2016	2015
Fair value	$6.04	$3.64	$4.22
Expected life (in years)	5.3	4.5	5.2
Risk-free interest rate	2.19%	1.57%	1.64%
Expected volatility	24.82%	24.31%	28.22%
Expected dividend yield	1.86%	2.42%	2.59%

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

A summary of stock options activity from the option and stock incentive plans, adjusted for stock dividends distributed, is shown below.

		Weighted Average	Weighted Average	Aggregate
		Exercise Price	Remaining	Intrinsic Value
	Options	Per Share	Contractual Term	($ 000)
Outstanding at January 1, 2017	228,237	$13.83	6.8 years	$3,061
Granted	16,272	28.86
Exercised	(12,427)	15.67
Cancelled/Forfeited	(4,184)	19.50
Outstanding at December 31, 2017	227,898	$14.70	6.0 years	$2,946

Vested and exercisable at December 31, 2017	185,703	$12.74	5.3 years	$2,746
Vested and non-vested, expected to vest at December 31, 2017	227,898	$14.70	6.0 years	$2,946

The following table presents information about stock options exercised for the years ended December 31, 2017, 2016 and 2015.

(dollars in thousands)	2017	2016	2015
Total intrinsic value of options exercised	$142	$338	$481
Cash received from options exercised	$195	$364	$475
Tax deduction realized from options exercised	$50	$113	$154

The following table presents information about non-vested options and restricted stock, adjusted for stock dividends distributed, for the year ended December 31, 2017.

	Stock Options		Restricted Stock
		Weighted Average		Weighted Average
		Exercise Price		Grant Date
	Options	Per Share	Shares	Fair Value
Non-vested at January 1, 2017	48,943	$19.66	38,552	$19.38
Vested	(18,836)	19.52	(16,989)	18.92
Cancelled/Forfeited	(4,184)	19.50	(1,587)	19.32
Granted	16,272	28.86	15,719	28.21
Non-vested at December 31, 2017	42,195	$23.28	35,695	$23.49

As of December 31, 2017, total unrecognized compensation cost related to non-vested options and restricted stock was $709,000, of which $465,000 will be recognized in 2018, $183,000 will be recognized in 2019, $55,000 in 2020 and $6,000 in 2021 with a weighted average recognition period of 1.0 year. The unrecognized compensation expense does not include an estimate for forfeiture of stock awards. The Corporation recognizes forfeitures in the period in which the forfeiture occurs.

Employee Stock Purchase Plan (ESPP)

Under the ESPP, eligible employees can purchase common stock of the Corporation at 85% of the fair market value of the stock at the beginning or end of the six-month offering period, whichever is lower. The ESPP is considered to be a compensatory plan. The following table presents information about the ESPP for the years ended December 31, 2017, 2016 and 2015.

	2017	2016	2015
ESPP shares purchased	10,732	9,897	7,716
Average purchase price per share (85% of market value)	$23.330	$16.860	$16.530
Compensation expense recognized (in thousands)	$59	$34	$33
Shares issued from treasury stock to satisfy the purchase of ESPP shares	2,772	1,416	990
Shares issued from authorized but unissued common stock to satisfy the purchase of ESPP shares	7,960	8,481	6,726

Employee Stock Bonus Plan (ESBP)

The ESBP is administered by the Compensation Committee which is comprised of non-employee members of the Corporation’s Board of Directors. Under the ESBP the Corporation may issue shares of its common stock to employees as performance based compensation. There were no shares of common stock issued under the ESBP in 2017, 2016 and 2015.

NOTE 13-Income Taxes

The following table presents the provision for income taxes for the years ended December 31, 2017, 2016 and 2015.

(dollars in thousands)	2017	2016	2015
Current tax provision
Federal	$6,151	$6,221	$4,827
State	466	686	417
Total current tax provision	6,617	6,907	5,244

Deferred tax expense (benefit)
Federal	3,211	(838)	(376)
State	76	(183)	(55)
Total deferred tax expense (benefit)	3,287	(1,021)	(431)
Total tax provision	$9,904	$5,886	$4,813

The differences between the effective income tax rate and the Federal statutory income tax rate for the years ended December 31, 2017, 2016 and 2015 are shown below.

	2017	2016	2015
Statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
Tax-exempt interest income	(2.6)	(3.6)	(4.7)
Bank owned life insurance income	(1.6)	(1.6)	(1.5)
State income taxes, net of federal tax benefit	1.6	1.7	1.5
Other, net	0.2	(0.5)	(0.1)
Change in enacted tax rate	12.6	0.0	0.0
Effective income tax rate	45.2%	31.0%	30.2%

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law reducing the federal tax rate to 21 percent beginning on January 1, 2018. The revaluation of net deferred tax assets as of December 22, 2017 resulted in $2,755,000 of additional tax expense on the date of enactment. The impact on the 2017 effective tax rate is shown in the table above.

Significant components of the Corporation’s net deferred tax asset, included in other assets as of December 31, 2017 and 2016 are shown below.

(dollars in thousands)	2017	2016
Deferred tax assets
Allowance for loan losses	$3,954	$5,672
Deferred compensation	1,135	1,755
Low-income housing partnerships	79	312
Foreclosed real estate	0	334
Acquisition accounting adjustments	115	218
Net unrealized losses on available-for-sale securities	255	578
Acquired net operating loss carryforwards	131	347
Other	32	421
Total deferred tax assets	$5,701	$9,637

Deferred tax liabilities
Deferred loan fees	$475	$528
Depreciation	310	565
Other	201	391
Total deferred tax liabilities	$986	$1,484
Net deferred tax assets	$4,715	$8,153

Based on the level of historical income projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that, as of December 31, 2017, it is more likely than not that the Corporation will realize the benefits of its deferred tax assets.

NOTE 14-Commitments to Extend Credit

In the normal course of business, the Corporation is a party to various financial transactions that are not funded as of the balance sheet date. Off-balance sheet financial instruments, which enable PeoplesBank clients to meet their financing needs, are comprised mainly of commitments to extend credit and standby letters of credit. Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a client to a third party. The credit and market risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. To manage these risks, the Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments and requires collateral to support these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2017 and 2016, for guarantees under standby letters of credit issued was considered not material by management. Normally, commitments to extend credit and letters of credit have fixed expiration dates or termination clauses, have specific rates and are for specific purposes. Many of the commitments are expected to expire without being extended; therefore, total commitment amounts do not necessarily represent future cash requirements.

A summary of outstanding commitments at December 31, 2017 and 2016 is shown below.

(dollars in thousands)	2017	2016
Commitments to grant loans
Fixed rate	$57,727	$104,274
Variable rate	29,838	27,369

Unfunded commitments of existing loans
Fixed rate	$63,327	$68,571
Variable rate	334,080	229,459

Standby letters of credit	$23,603	$19,505

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

		Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
(dollars in thousands)	Total	Identical Assets	Inputs	Inputs
December 31, 2017
Securities available-for-sale:
U.S. Treasury notes	$14,071	$14,071	$0	$0
U.S. agency	17,303	0	17,303	0
U.S. agency mortgage-backed, residential	75,175	0	75,175	0
State and municipal	52,042	0	52,042	0

December 31, 2016
Securities available-for-sale:
U.S. Treasury notes	$13,937	$13,937	$0	$0
U.S. agency	25,086	0	25,086	0
U.S. agency mortgage-backed, residential	91,761	0	91,761	0
State and municipal	63,955	0	63,955	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired Loans

Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At December 31, 2017, the fair value consists of impaired loan balances of $1,331,000, net of valuation allowances of $243,000 and charge-offs of $506,000, compared to impaired loan balances of $604,000, net of valuation allowances of $681,000 and charge-offs of $170,000, at December 31, 2016.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. At December 31, 2017, there were no foreclosed real estate assets with a valuation allowance or write-down. At December 31, 2016, the fair value of foreclosed real estate with a valuation allowance or write-down was $1,594,000, which is net of valuation allowances of $881,000 and no write-downs.

Mortgage Servicing Rights

Mortgage servicing rights are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. The fair value of servicing rights is based on the present value of estimated future cash flows on pools of mortgages stratified by rate and original time to maturity. Mortgage servicing rights are subsequently evaluated for impairment on a quarterly basis. Significant inputs to the valuation include expected cash flow, expected net servicing income, a cash flow discount rate and the expected life of the underlying loans. At December 31, 2017, the fair value of the mortgage servicing rights asset was $769,000. At December 31, 2016, the fair value of the mortgage servicing rights asset was $367,000.

		Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
(dollars in thousands)	Total	Identical Assets	Observable Inputs	Inputs
December 31, 2017
Impaired loans	$1,331	$0	$0	$1,331
Mortgage servicing rights	769	0	0	769

December 31, 2016
Impaired loans	$604	$0	$0	$604
Foreclosed real estate	1,594	0	0	1,594
Mortgage servicing rights	367	0	0	367

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
(dollars in thousands)	Estimate	Techniques	Input	Range	Average
December 31, 2017
Impaired loans	$1,331	Appraisal (1)	Appraisal adjustments (2)	24% - 52%	38%
Mortgage servicing rights	769	Multiple of annual	Estimated prepayment speed	6.9% - 8.5%	7.6%
		service fee	based on rate and term

December 31, 2016
Impaired loans	$604	Appraisal (1)	Appraisal adjustments (2)	15% - 25%	19%
Foreclosed real estate	1,594	Appraisal (1)	Appraisal adjustments (2)	9% - 9%	9%
Mortgage servicing rights	367	Multiple of annual	Estimated prepayment speed	6.9% - 8.8%	7.0%
		service fee	based on rate and term

(1)	Fair value is generally determined through independent appraisals, which generally include various level 3 inputs that are not identifiable.

(2)	Appraisals may be adjusted downward by the Corporation’s management for qualitative factors such as economic conditions, and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments as of December 31, 2017 and 2016.

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

The following presents the carrying amount and estimated fair value of the Corporation’s financial instruments as of December 31, 2017 and 2016.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices	Significant	Significant
			in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
(dollars in thousands)	Amount	Fair Value	Identical Assets	Inputs	Inputs
December 31, 2017
Financial assets
Cash and cash equivalents	$79,524	$79,524	$79,524	$0	$0
Securities available-for-sale	158,591	158,591	14,071	144,520	0
Restricted investment in bank stocks	6,311	6,311	0	6,311	0
Loans held for sale	1,715	1,798	0	1,798	0
Loans, net	1,383,075	1,368,753	0	0	1,368,753
Interest receivable	4,968	4,968	0	4,968	0
Mortgage servicing rights	672	769	0	0	769

Financial liabilities
Deposits	$1,384,507	$1,369,008	$0	$1,369,008	$0
Short-term borrowings	20,495	20,495	0	20,495	0
Long-term debt	130,310	127,586	0	119,474	8,112
Interest payable	626	626	0	626	0

Off-balance sheet instruments	0	0	0	0	0

December 31, 2016
Financial assets
Cash and cash equivalents	$74,032	$74,032	$74,032	$0	$0
Securities available-for-sale	194,739	194,739	13,937	180,802	0
Restricted investment in bank stocks	6,926	6,926	0	6,926	0
Loans held for sale	1,548	1,603	0	1,603	0
Loans, net	1,255,779	1,251,031	0	0	1,251,031
Interest receivable	4,448	4,448	0	4,448	0
Mortgage servicing rights	324	367	0	0	367

Financial liabilities
Deposits	$1,264,177	$1,262,529	$0	$1,262,529	$0
Short-term borrowings	56,637	56,637	0	56,637	0
Long-term debt	125,310	123,353	0	115,195	8,158
Interest payable	450	450	0	450	0

Off-balance sheet instruments	0	0	0	0	0

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

Gross amounts Not Offset in
		Gross	Net Amounts	the Statements of Condition
	Gross	Amounts	of Liabilities	Financial Instruments
	Amounts of	Offset in the	Presented in	U.S Agency		Cash
	Recognized	Statements of	the Statements	mortgage-backed,		Collateral	Net
(dollars in thousands)	Liabilities	Condition	of Condition	residential	U.S. agency	Pledged	Amount
December 31, 2017
Repurchase Agreements (1)	$10,295	$0	$10,295	$(10,295)	$0	$0	$0

December 31, 2016
Repurchase Agreements (1)	$23,637	$0	$23,637	$(23,529)	$(108)	$0	$0

(1)	As of December 31, 2017 and 2016, the fair value of securities pledged in connection with repurchase agreements was $15,545,000 and $32,535,000, respectively.

Note 18-Condensed Financial Information-Parent Company Only

Condensed Balance Sheets

	December 31,
(dollars in thousands)	2017	2016
Assets
Cash and due from banks	$515	$467
Investment in bank subsidiary	170,238	161,027
Investment in other subsidiaries	314	317
Premises and equipment, net	3,249	3,451
Other assets	635	612
Total assets	$174,951	$165,874

Liabilities
Long-term debt	$10,310	$10,310
Long-term debt with bank subsidiary	363	549
Other liabilities	59	58
Total liabilities	10,732	10,917

Shareholders’ equity	164,219	154,957
Total liabilities and shareholders’ equity	$174,951	$165,874

Condensed Statements of Income and Comprehensive Income

	Years ended December 31,
(dollars in thousands)	2017	2016	2015
Income
Interest from investment securities	$9	$7	$6
Dividends from bank subsidiary	3,580	2,801	16,116
Total income	3,589	2,808	16,122

Expense
Interest expense on long-term debt	320	275	239
Occupancy of premises, net	140	174	153
Other	419	463	422
Total expense	879	912	814
Income before applicable income tax benefit and undistributed earnings (losses) of subsidiaries	2,710	1,896	15,308
Applicable income tax benefit	416	445	273
Income before undistributed earnings (losses) of subsidiaries	3,126	2,341	15,581
Equity in undistributed earnings (losses) of bank subsidiary	8,878	10,761	(4,446)
Net income	$12,004	$13,102	$11,135
Preferred stock dividends	0	16	120
Net income available to common shareholders	$12,004	$13,086	$11,015
Comprehensive income	$12,337	$10,610	$9,839

Note 18-Condensed Financial Information-Parent Company Only (continued)

Condensed Statements of Cash Flows
	Years ended December 31,
(dollars in thousands)	2017	2016	2015
Cash flows from operating activities
Net income	$12,004	$13,102	$11,135
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	202	208	207
Equity in undistributed (earnings) losses of subsidiaries, net	(8,878)	(10,761)	4,446
Other, net	730	435	555
Net cash provided by operating activities	4,058	2,984	16,343

Cash flows from investing activities
Additional investment in bank subsidiary	0	0	(19,775)
Outlay for business acquisition	0	0	(14,425)
Return of investment in other subsidiary	3	0	0
Purchases of premises and equipment	0	(12)	(130)
Net cash provided by (used in) investing activities	3	(12)	(34,330)

Cash flows from financing activities
Repayments of long-term debt	(186)	(179)	(172)
Tax benefit on vested restricted stock	0	0	13
Cash dividends paid to preferred shareholders	0	(46)	(120)
Cash dividends paid to common shareholders	(4,559)	(4,144)	(2,991)
Redemption of preferred stock	0	(12,000)	0
Net issuance of common stock	751	853	33,614
Cash paid in lieu of fractional shares	(19)	(12)	(12)
Net cash (used in) provided by financing activities	(4,013)	(15,528)	30,332
Net increase (decrease) in cash and cash equivalents	48	(12,556)	12,345
Cash and cash equivalents at beginning of year	467	13,023	678
Cash and cash equivalents at end of year	$515	$467	$13,023

Note 19-Quarterly Results of Operations (Unaudited)

A summary of the quarterly results of operations for the years ended December 31, 2017 and 2016 is shown below.

	2017				2016
(dollars in thousands,	Quarter				Quarter
except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First

Interest income	$18,552	$18,063	$17,295	$16,505	$16,233	$15,660	$15,323	$15,014
Interest expense	2,985	2,771	2,667	2,445	2,231	2,245	2,124	2,049
Net interest income	15,567	15,292	14,628	14,060	14,002	13,415	13,199	12,965
Provision for loan losses	600	2,100	825	650	600	800	800	800
Noninterest income	2,577	2,542	2,498	2,392	2,271	2,308	2,211	2,076
Net gain on sales of loans held for sale	611	252	282	289	358	262	235	115
Noninterest expense	11,770	10,986	11,167	11,063	10,530	10,222	10,413	10,458
Income before taxes and securities gain	6,385	5,000	5,416	5,028	5,501	4,963	4,432	3,898
Net gain on sales of securities	0	16	63	0	0	0	0	194
Income before income taxes	6,385	5,016	5,479	5,028	5,501	4,963	4,432	4,092
Provision for income taxes	4,895	1,606	1,794	1,609	1,659	1,560	1,392	1,275
Net income	1,490	3,410	3,685	3,419	3,842	3,403	3,040	2,817
Preferred stock dividends	0	0	0	0	0	0	0	16
Net income available to common shareholders	$1,490	$3,410	$3,685	$3,419	$3,842	$3,403	$3,040	$2,801

Net income per common share, basic (1)	$0.17	$0.38	$0.41	$0.39	$0.43	$0.39	$0.35	$0.32
Net income per common share, diluted (1)	$0.17	$0.38	$0.41	$0.38	$0.43	$0.38	$0.35	$0.32

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

The following is a summary of acquired impaired loans from the merger with Madison Bancorp, Inc:

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

Pro forma for the year ended
(in thousands, except per share data)	December 31, 2014
Net interest income	$44,598
Noninterest income	8,246
Net income available to common shareholders	10,972

Pro forma earnings per share; adjusted:
Basic	$1.70
Diluted	$1.66

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act performed as of December 31, 2017, the Chief Executive and Chief Financial Officers of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. A Report of Management’s Assessment of Internal Control Over Financial Reporting is located on page 60 of this Annual Report, and incorporated herein by reference.

The Chief Executive and Chief Financial Officers are not aware of any changes in internal controls over financial reporting or in other factors that has materially affected these controls subsequent to December 31, 2017, the date of their evaluation.

Item 9B: Other information

None.

PART III

Item 10: Directors, executive officers and corporate governance

Information appearing in the Proxy Statement relating to the 2018 Annual Meeting of Shareholders to be held May 15, 2018 (“Proxy Statement”), under the heading, “Proposal 1-Election of Directors” and the caption “Information about Nominees and Continuing Directors,” under the heading “Information Concerning Security Ownership” and the caption “Executive Officers,” and under the heading “Governance of the Corporation” is incorporated by reference in response to this item.

The Corporation has adopted a Code of Business Conduct and Ethics (“Code of Ethics”) as defined in Item 406 of Regulation S-K. The Code of Ethics was filed as Exhibit 14 to a Form 10-Q filed with the SEC on November 06, 2017, and is incorporated by reference in response to this item. The Code of Ethics is also accessible on PeoplesBank’s website at www.peoplesbanknet.com. Select “Investor Relations” at the bottom of the page and then select “Governance Documents”.

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

Codorus Valley Bancorp, Inc. (Registrant)

/s/ Larry J. Miller
Larry J. Miller, Chairman,	Date: March 13, 2018
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity

/s/ Larry J. Miller	President, Chief Executive Officer,	3/13/18
Larry J. Miller	Chairman of the Board of
(Principal Executive Officer)	Directors and Director

/s/ Harry R. Swift	Vice-Chairman of the Board of	3/13/18
Harry R. Swift, Esq.	Directors and Lead Director

/s/ Brian D. Brunner	Director	3/13/18
Brian D. Brunner

/s/ Cynthia A. Dotzel	Director	3/13/18
Cynthia A. Dotzel, CPA

/s/ John W. Giambalvo	Director	3/13/18
John W. Giambalvo, Esq.

/s/ Jeffrey R. Hines	Director	3/13/18
Jeffrey R. Hines, P.E.

/s/ MacGregor S. Jones	Director	3/13/18
MacGregor S. Jones

/s/ Dallas L. Smith	Director	3/13/18
Dallas L. Smith

/s/ Charles T. Field	Treasurer and Assistant Secretary	3/13/18
Charles T. Field, CPA
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for June 30, 2016, filed with the Commission on August 8, 2016)

3.2	Amended By-laws (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 12, 2016)

10.1	Employment Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry J. Miller, dated December 27, 2005 and amendment dated August 9, 2011(Incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for December 31, 2015, filed with the Commission on March 8, 2016) and second amendment dated March 8, 2016 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 8, 2016) *

10.2	2000 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 of Registration Statement No. 333-40532 on Form S-8, filed with the Commission on June 30, 2000) *

10.3	2001 Employee Stock Bonus Plan (Incorporated by reference to Exhibit 99.1 of Registration Statement No. 333-68410 on Form S-8, filed with the Commission on August 27, 2001) *

10.4	Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 of Registration Statement No. 333-179179 on Form S-3D, filed with the Commission on January 26, 2012)

10.5	Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller dated October 1, 1998 (Incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015)

10.6	Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Harry R. Swift dated October 1, 1998 (Incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.7	Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Jann Allen Weaver dated October 1, 1998 (Incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.8	Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller dated December 27, 2005 (Incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.9	Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Harry R. Swift dated December 27, 2005 (Incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.10	Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Jann Allen Weaver dated December 27, 2005 (Incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.11	Second Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller dated December 23, 2008 (Incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.12	Second Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Harry R. Swift dated December 23, 2008 (Incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.13	Second Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Jann Allen Weaver dated December 23, 2008 (Incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.14	Third Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller dated May 10, 2016 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 8-K filed with the Commission on May 16, 2016) *

10.15	Form of Group Term Replacement Plan, dated January 1, 2009 pertaining to senior officers of the Corporation’s subsidiary, PeoplesBank, A Codorus Valley Company (Incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.16	Form of Director Group Term Replacement Plan, dated December 1, 1998, including Split Dollar Policy Endorsements pertaining to non-employee directors of the Corporation’s subsidiary, PeoplesBank, A Codorus Valley Company (Incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.17	Long-Term Nursing Care Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry J. Miller, dated December 27, 2005 (Incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for December 31, 2015, filed with the Commission on March 8, 2016) *

10.18	Codorus Valley Bancorp, Inc. Change in Control and Supplemental Benefit Trust Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Hershey Trust Company, dated January 25, 2006 and Resignation and Appointment of Trustee (Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for December 31, 2015, filed with the Commission on March 8, 2016) *

10.19	Amended and Restated Declaration of Trust of CVB Statutory Trust No. 2, dated as of June 28, 2006, among Codorus Valley Bancorp, Inc., as sponsor, the Delaware and institutional trustee named therein, and the administrators named therein (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.20	Indenture, dated as of June 28, 2006, between Codorus Valley Bancorp, Inc., as issuer, and the trustee named therein, relating to the Junior Subordinated Debt Securities due 2036 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.21	Guarantee Agreement, dated as of June 28, 2006, between Codorus Valley Bancorp, Inc. and guarantee trustee named therein (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.22	2007 Long-Term Incentive Plan of Codorus Valley Bancorp, Inc. (Incorporated by reference to Exhibit A of the Registrant’s definitive proxy statement, dated April 6, 2012) *

10.23	2007 Employee Stock Purchase Plan (Incorporated by reference to Exhibit B of the Registrant’s definitive proxy statement, dated April 6, 2012) *

10.24	Executive Incentive Plan – filed herewith *

10.25	Form of Change of Control Agreement dated June 23, 2016 by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and each of Diane E. Baker and Amy L. Doll (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 28, 2016)

10.26	Employment Agreement of A. Dwight Utz dated September 17, 2015 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 22, 2015) *

10.27	First Amendment to Employment Agreement of A. Dwight Utz dated April 14, 2016 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 15, 2016) *

10.28	Change of Control Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Charles T. Field, dated November 9, 2016 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on November 15, 2016) *

10.29	Change of Control Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Matthew A. Clemens, dated July 14, 2016 (Incorporated by reference to Exhibit 10.29 to the Registrant’s Current Report on Form 10-K, filed with the Commission on March, 15, 2017) *

10.30	Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Matthew A. Clemens, dated October 1, 2002 (Incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 10-K, filed with the Commission on March 15, 2017) *

10.31	Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Matthew A. Clemens, dated December 27, 2005 (Incorporated by reference to Exhibit 10.31 to the Registrant’s Current Report on Form 10-K, filed with the Commission on March 15, 2017) *

10.32	Second Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Matthew A. Clemens, dated December 23, 2008 (Incorporated by reference to Exhibit 10.32 to the Registrant’s Current Report on Form 10-K, filed with the Commission on March 15, 2017) *

10.33	Third Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Matthew A. Clemens, dated March 11, 2014 (Incorporated by reference to Exhibit 10.33 to the Registrant’s Current Report on Form 10-K, filed with the Commission on March 15, 2017) *

10.34	2017 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registration Statement No. 333-218031 on Form S-8, filed with the Commission on May 16, 2017) *

10.35	Change of Control Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Timothy J. Nieman, dated February 5, 2018 – filed herewith *

12	Statements Regarding Computation of Ratios – filed herewith

14	Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrant’s Quarterly Report on Form 10-Q for September 30, 2017 filed with the Commission on November 06, 2017)

21	List of subsidiaries of Codorus Valley Bancorp, Inc.

23	Consents of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith

101	Interactive data file containing the following financial statements of Codorus Valley Bancorp, Inc. formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2017 and 2016, (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016, and 2015, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015, (iv) Consolidated Statements of Cash Flow for the years ended December 31, 2017, 2016, and 2015, (v) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016, and 2015 and (vi) Notes to Consolidated Financial Statements – filed herewith.

* Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.