Form 10-Q
period 2018-03-31
CODORUS VALLEY BANCORP INC
filed 2018-05-07
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On April 27, 2018, 8,925,158 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.

Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
(dollars in thousands, except per share data)	2018	2017
Assets
Interest bearing deposits with banks	$62,401	$55,566
Cash and due from banks	15,792	23,958
Total cash and cash equivalents	78,193	79,524
Securities, available-for-sale	151,786	158,591
Restricted investment in bank stocks, at cost	6,103	6,311
Loans held for sale	1,657	1,715
Loans (net of deferred fees of $3,832 - 2018 and $4,039 - 2017)	1,423,757	1,399,764
Less-allowance for loan losses	(16,866)	(16,689)
Net loans	1,406,891	1,383,075
Premises and equipment, net	24,311	24,382
Goodwill	2,301	2,301
Other assets	53,696	53,306
Total assets	$1,724,938	$1,709,205

Liabilities
Deposits
Noninterest bearing	$241,120	$246,866
Interest bearing	1,161,433	1,137,641
Total deposits	1,402,553	1,384,507
Short-term borrowings	24,715	20,495
Long-term debt	120,310	130,310
Other liabilities	11,679	9,674
Total liabilities	1,559,257	1,544,986

Shareholders’ equity
Preferred stock, par value $2.50 per share; 1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, par value $2.50 per share; 15,000,000 shares authorized; shares issued 8,925,002 at March 31, 2018 and 8,906,052 at December 31, 2017; and shares	22,313	22,265
outstanding: 8,924,798 at March 31, 2018 and 8,906,052 at December 31, 2017
Additional paid-in capital	120,558	120,052
Retained earnings	25,562	22,860
Accumulated other comprehensive loss	(2,746)	(958)
Treasury stock, at cost; 204 shares at March 31, 2018	(6)	0
Total shareholders’ equity	165,681	164,219
Total liabilities and shareholders’ equity	$1,724,938	$1,709,205

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Income

Unaudited

	Three months ended
	March 31,
(dollars in thousands, except per share data)	2018	2017
Interest income
Loans, including fees	$17,497	$15,394
Investment securities:
Taxable	566	649
Tax-exempt	281	333
Dividends	123	76
Other	126	53
Total interest income	18,593	16,505

Interest expense
Deposits	2,632	1,807
Federal funds purchased and other short-term borrowings	15	92
Long-term debt	601	546
Total interest expense	3,248	2,445
Net interest income	15,345	14,060
Provision for loan losses	200	650
Net interest income after provision for loan losses	15,145	13,410

Noninterest income
Trust and investment services fees	790	659
Income from mutual fund, annuity and insurance sales	314	211
Service charges on deposit accounts	1,103	970
Income from bank owned life insurance	241	272
Other income	326	280
Gain on sales of loans held for sale	443	289
Total noninterest income	3,217	2,681

Noninterest expense
Personnel	7,812	6,736
Occupancy of premises, net	871	871
Furniture and equipment	814	695
Postage, stationery and supplies	172	165
Professional and legal	180	149
Marketing	408	336
FDIC insurance	168	153
Debit card processing	288	215
Charitable donations	1,509	666
Telecommunications	237	204
External data processing	447	395
Foreclosed real estate including provision for (recovery of) losses	9	(29)
Other	342	507
Total noninterest expense	13,257	11,063
Income before income taxes	5,105	5,028
Provision for income taxes	1,022	1,609
Net income	$4,083	$3,419
Net income per share, basic	$0.46	$0.39
Net income per share, diluted	$0.45	$0.38

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Comprehensive Income

Unaudited

	Three months ended
	March 31,
(dollars in thousands)	2018	2017
Net income	$4,083	$3,419
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding (losses) gains arising during the period (net of tax (benefit) expense of $(475) and $242, respectively)	(1,788)	450
Net unrealized (losses) gains	(1,788)	450
Comprehensive income	$2,295	$3,869

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Cash Flows

Unaudited

	Three months ended
	March 31,
(dollars in thousands)	2018	2017
Cash flows from operating activities
Net income	$4,083	$3,419
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	591	562
Net amortization of premiums on securities	120	200
Amortization of deferred loan origination fees and costs	(439)	(366)
Provision for loan losses	200	650
Recovery of foreclosed real estate	0	(47)
Increase in bank owned life insurance	(241)	(272)
Originations of mortgage loans held for sale	(7,683)	(8,645)
Originations of SBA loans held for sale	(4,403)	(623)
Proceeds from sales of mortgage loans held for sale	8,561	8,317
Proceeds from sales of SBA loans held for sale	3,957	1,037
Gain on sales of loans held for sale	(443)	(289)
Gain on disposal of premises and equipment	(18)	(7)
Net gain on sales of foreclosed real estate	0	(11)
Stock-based compensation	230	133
Decrease in interest receivable	349	477
Increase in other assets	(58)	(317)
(Decrease) increase in interest payable	(50)	14
Increase in other liabilities	2,062	1,966
Net cash provided by operating activities	6,818	6,198
Cash flows from investing activities
Purchases of securities, available-for-sale	(1,519)	(4,875)
Maturities, repayments and calls of securities, available-for-sale	5,941	8,702
Net decrease (increase) in restricted investment in bank stock	208	(400)
Net increase in loans made to customers	(23,577)	(46,288)
Purchases of premises and equipment	(502)	(514)
Investment in bank owned life insurance	0	(4,000)
Proceeds from sales of foreclosed real estate	97	1,786
Net cash used in investing activities	(19,352)	(45,589)
Cash flows from financing activities
Net increase in demand and savings deposits	19,781	41,873
Net decrease in time deposits	(1,735)	(4,842)
Net increase (decrease) in short-term borrowings	4,220	(3,033)
Proceeds from issuance of long-term debt	0	20,000
Repayment of long-term debt	(10,000)	0
Cash dividends paid to shareholders	(1,381)	(1,138)
Issuance of stock	318	118
Net cash provided by financing activities	11,203	52,978
Net (decrease) increase in cash and cash equivalents	(1,331)	13,587
Cash and cash equivalents at beginning of year	79,524	74,032
Cash and cash equivalents at end of period	$78,193	$87,619

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Unaudited

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Stock	Capital	Earnings	Loss	Stock	Total

Balance, January 1, 2018	$0	$22,265	$120,052	$22,860	$(958)	$0	$164,219
Net income				4,083			4,083
Other comprehensive loss, net of tax					(1,788)		(1,788)
Cash dividends ($0.155 per share)				(1,381)			(1,381)
Stock-based compensation			230				230
Forfeiture of restricted stock and withheld shares						(63)	(63)
Issuance and reissuance of stock:
5,518 shares under the dividend reinvestment and stock purchase plan		9	76			57	142
13,736 shares under the stock option plan		34	205				239
1,816 shares of stock-based compensation awards		5	(5)				0

Balance, March 31, 2018	$0	$22,313	$120,558	$25,562	$(2,746)	$(6)	$165,681

Balance, January 1, 2017	$0	$21,067	$106,102	$28,909	$(1,121)	$0	$154,957
Net income				3,419			3,419
Other comprehensive income, net of tax					450		450
Cash dividends ($0.129 per share, adjusted)				(1,138)			(1,138)
Stock-based compensation			133				133
Issuance and reissuance of stock:
4,383 shares under the dividend reinvestment and stock purchase plan		11	107				118
2,445 shares of stock-based compensation awards		6	(6)				0

Balance, March 31, 2017	$0	$21,084	$106,336	$31,190	$(671)	$0	$157,939

See accompanying notes.

Note 1—Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

The accompanying consolidated balance sheet at December 31, 2017 has been derived from audited financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and FASB Accounting Standards Codification (ASC) 270. Accordingly, the interim financial statements do not include all of the financial information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim consolidated financial statements include all adjustments necessary to present fairly the financial condition and results of operations for the reported periods, and all such adjustments are of a normal and recurring nature.

Codorus Valley Bancorp, Inc. (“Corporation” or “Codorus Valley”) is a one-bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (“PeoplesBank” or “Bank”). PeoplesBank operates three wholly-owned subsidiaries as of March 31, 2018. Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, which sells nondeposit investment products in Pennsylvania; SYC Settlement Services, Inc., which provides real estate settlement services and Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, which sells nondeposit investment products in Maryland. In addition, PeoplesBank may periodically create nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending the liquidation of these properties. PeoplesBank operates under a state charter and is subject to regulation by the Pennsylvania Department of Banking and Securities, and the Federal Deposit Insurance Corporation. The Corporation is subject to regulation by the Federal Reserve Board and the Pennsylvania Department of Banking and Securities.

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and a wholly-owned nonbank subsidiary, SYC Realty Company, Inc. SYC Realty was inactive during the period ended March 31, 2018. The accounts of CVB Statutory Trust No. 1 and No. 2 are not included in the consolidated financial statements as discussed in Note 7—Short-Term Borrowings and Long-Term Debt. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

These consolidated statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017.

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of March 31, 2018 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

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

Acquired loans that have evidence of deterioration in credit quality since origination and for which it is probable, at acquisition, that the Corporation will be unable to collect all contractually required payments are accounted for as impaired loans under FASB ASC 310-30. The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loans. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require the Corporation to evaluate the need for an allowance for loan losses on these loans. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the non-accretable discount which the Corporation then reclassifies as an accretable discount that is recognized into interest income over the remaining life of the loans using the interest method.

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

Banking regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to the Corporation. Based on an analysis of the loan portfolio, the Corporation believes that the level of the allowance for loan losses at March 31, 2018 is adequate.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in-substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, obtained from an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a write-down. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At March 31, 2018, there was $119,000 of foreclosed real estate, which included no residential real estate, compared to $216,000, which included $96,000 of residential real estate, at December 31, 2017. Included within loans receivable as of March 31, 2018 was a recorded investment of $280,000 of consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

Mortgage Servicing Rights

PeoplesBank retained servicing of sold mortgage loans beginning in 2016. The mortgage servicing rights (MSRs) associated with the sold loans are included in other assets on the consolidated balance sheets at an amount equal to the estimated fair value of the contractual rights to service the mortgage loans. The MSR asset is amortized as a reduction to servicing income. The MSR asset is evaluated periodically for impairment and carried at the lower of amortized cost or fair value. A third party calculates fair value by discounting the estimated cash flows from servicing income using a rate consistent with the risk associated with these assets and an expected life commensurate with the expected life of the underlying loans. In the event that the amortized cost of the MSR asset exceeds the fair value of the asset, a valuation allowance would be established through a charge against servicing income. Subsequent fair value evaluations may determine that impairment has been reduced or eliminated, in which case the valuation allowance would be reduced through a credit to earnings. At March 31, 2018, the balance of residential mortgage loans serviced for third parties was $77,087,000 compared to $70,780,000 at December 31, 2017.

	Three months ended
	March 31,
(dollars in thousands)	2018	2017
Amortized cost:
Balance at beginning of year	$672	$324
Originations of mortgage servicing rights	68	107
Amortization expense	(25)	(15)
Balance at end of period	$715	$416

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

At March 31, 2018, the Corporation does not have any indicators of potential impairment of either goodwill or core deposit intangibles.

Revenue from Contracts with Customers

Revenue from contracts with customers that are required to be recognized under FASB ASC Topic 606 - Revenue from Contracts with Customers (ASC 606) is measured based on consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Corporation recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer.

The majority of the Corporation’s revenue-generating transactions are not within the scope of ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other U.S. Generally Accepted Accounting Principles (GAAP) discussed elsewhere within our disclosures. Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our consolidated statements of income as components of non-interest income are as follows:

Trust and investment service fees - The Corporation provides trust, investment management custody and irrevocable life insurance trust services to customers. Such services are rendered in accordance with the underlying contracts for which fees are earned. Performance obligations are typically fulfilled on a monthly basis which is when revenue is recognized.

Income from mutual fund, annuity and insurance sales – The Corporation sells mutual funds, annuity and insurance products to its customers. The Corporation’s performance obligation is met upon the signing of the product agreement and, in certain cases, a time component may exist when the customer has the right to rescind the agreement with or without penalty. The Corporation recognizes revenues upon delivery of the product or service unless there is a time component and revenues are recognized utilizing the expected value method.

Service charges on deposits accounts - These represent general service fees for monthly account maintenance and activity- or transaction based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when the performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed.

Per Share Data

All per share computations include the effect of stock dividends distributed. The computation of net income per share is provided in the table below.

	Three months ended
	March 31,
(in thousands, except per share data)	2018	2017
Net income	$4,083	$3,419

Weighted average shares outstanding (basic)	8,913	8,851
Effect of dilutive stock options	92	99
Weighted average shares outstanding (diluted)	9,005	8,950

Basic earnings per share	$0.46	$0.39
Diluted earnings per share	$0.45	$0.38

Anti-dilutive stock options excluded from the computation of earnings per share	16	0

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

Supplemental cash flow information is provided in the table below.

	Three months ended
	March 31,
(dollars in thousands)	2018	2017
Cash paid during the period for:
Income taxes	$0	$0
Interest	$3,298	$2,432

Noncash investing activities:
Transfer of loans held for sale to the held-to-maturity portfolio	$0	$228
Sale of foreclosed real estate through loans	$0	$910

Recent Accounting Pronouncements

Pronouncements Adopted in 2018

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. This standard clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows to reduce diversity in practice. This standard contains guidance clarifying when an entity should separate cash receipts and cash payments and classify them into more than one class of cash flows (including when reasonable judgment is required to estimate and allocate cash flows) versus when an entity should classify the aggregate amount into one class of cash flows on the basis of predominance. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Corporation adopted this standard effective with its March 31, 2018 quarterly report on Form 10-Q. The adoption of the new standard did not have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).

This standards update provides a framework that replaces most existing revenue recognition guidance. The guidance requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. This ASU amends the new revenue standard to make minor technical corrections that affect narrow aspects of the guidance, including contract cost accounting, disclosures, and other matters. ASU 2014-09 and ASU 2016-20 are effective for interim and annual reporting periods beginning after December 15, 2017. The Corporation has determined that certain noninterest income financial statement line items, including trust and investment services fees, income from mutual fund, annuity and insurance sales, service charges on deposit accounts, and other noninterest income, contain revenue streams that are in scope of these updates. The Corporation adopted this standard on January 1, 2018 utilizing the modified retrospective method and the adoption of the new standard did not have a material impact on the recognition of revenue.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. In February 2018, the FASB issued ASU No. 2018-03 which includes technical corrections and improvements to clarify the guidance in ASU No. 2016-01. The Corporation adopted ASU 2016-01 on January 1, 2018 and it did not have a material effect on its accounting for fair value disclosures and other disclosure requirements.

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

In February 2016, the FASB issued ASU 2016-02, Leases. From the lessee’s perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessees. From the lessor’s perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Corporation is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and has determined that the provisions of ASU 2016-02 will result in an increase in assets to recognize the present value of the lease obligations (right-of-use assets) with a corresponding increase in liabilities. The initial measurement of the right-of-use asset and the corresponding liability will be affected by certain key assumptions such as expectations of renewals or extensions and the interest rate to be used to discount the future lease obligations. The Corporation is currently assessing its lease portfolio to determine the key assumptions and financial statement impact; however, the total impact of the new standard will be affected by any new leases that are executed, leases that are terminated prior to the effective date, and any leases with changes to key assumptions or expectations such as renewals and extensions, and discount rates.

Note 2-Securities

A summary of securities available-for-sale at March 31, 2018 and December 31, 2017 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof and investments in the obligations of states and municipalities. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At March 31, 2018, 84 percent of the fair value of the municipal bond portfolio was concentrated in the Commonwealth of Pennsylvania.

	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2018
Debt securities:
U.S. Treasury notes	$14,764	$0	$(993)	$13,771
U.S. agency	18,010	0	(1,044)	16,966
U.S. agency mortgage-backed, residential	72,124	88	(1,065)	71,147
State and municipal	50,364	126	(588)	49,902
Total debt securities	$155,262	$214	$(3,690)	$151,786
December 31, 2017
Debt securities:
U.S. Treasury notes	$14,758	$0	$(687)	$14,071
U.S. agency	18,015	0	(712)	17,303
U.S. agency mortgage-backed, residential	75,204	327	(356)	75,175
State and municipal	51,827	304	(89)	52,042
Total debt securities	$159,804	$631	$(1,844)	$158,591

The amortized cost and estimated fair value of debt securities at March 31, 2018 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$13,356	$13,381
Due after one year through five years	82,516	81,493
Due after five years through ten years	56,370	53,859
Due after ten years	3,020	3,053
Total debt securities	$155,262	$151,786

Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement. There were no realized gains or losses for the three months ended March 31, 2018 and 2017.

Securities, issued by agencies of the federal government, with a carrying value of $103,637,000 and $105,603,000 on March 31, 2018 and December 31, 2017, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at March 31, 2018 and December 31, 2017.

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
March 31, 2018
Debt securities:
U.S. Treasury notes	0	$0	$0	3	$13,771	$(993)	3	$13,771	$(993)
U.S. agency	1	968	(33)	4	15,998	(1,011)	5	16,966	(1,044)
U.S. agency mortgage-backed, residential	38	57,509	(908)	2	4,765	(157)	40	62,274	(1,065)
State and municipal	57	29,059	(446)	5	3,163	(142)	62	32,222	(588)
Total temporarily impaired debt securities, available-for-sale	96	$87,536	$(1,387)	14	$37,697	$(2,303)	110	$125,233	$(3,690)
December 31, 2017
Debt securities:
U.S. Treasury notes	0	$0	$0	3	$14,071	$(687)	3	$14,071	$(687)
U.S. agency	1	989	(12)	4	16,314	(700)	5	17,303	(712)
U.S. agency mortgage-backed, residential	25	43,329	(261)	2	5,051	(95)	27	48,380	(356)
State and municipal	27	12,171	(60)	5	3,277	(29)	32	15,448	(89)
Total temporarily impaired debt securities, available-for-sale	53	$56,489	$(333)	14	$38,713	$(1,511)	67	$95,202	$(1,844)

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

The Corporation believes that unrealized losses at March 31, 2018 were primarily the result of changes in market interest rates and that the Corporation has the ability to hold these investments for a time necessary to recover the amortized cost. Through March 31, 2018 the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

Note 3—Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of March 31, 2018 and December 31, 2017, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLBP”) and, to a lesser degree, Atlantic Community Bancshares, Inc. (“ACBI”), the parent company of Atlantic Community Bankers Bank (“ACBB”). Under the FHLBP’s Capital Plan member banks, including PeoplesBank, are required to maintain a minimum stock investment. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the periods ended March 31, 2018 and 2017. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended March 31, 2018 and 2017.

Note 4—Loans

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at March 31, 2018 and December 31, 2017. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance. Those industries representing the largest dollar investment and most risk are listed separately. The “Other” commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

	March 31,	% Total	December 31,	% Total
(dollars in thousands)	2018	Loans	2017	Loans
Builder & developer	$163,839	11.5	$184,402	13.2
Commercial real estate investor	230,981	16.2	230,827	16.5
Residential real estate investor	222,940	15.7	209,414	15.0
Hotel/Motel	75,074	5.3	63,195	4.5
Wholesale & retail	102,673	7.2	103,040	7.3
Manufacturing	67,466	4.7	62,510	4.5
Agriculture	62,565	4.4	59,931	4.3
Other	296,303	20.8	284,511	20.3
Total commercial related loans	1,221,841	85.8	1,197,830	85.6
Residential mortgages	80,826	5.7	79,325	5.6
Home equity	97,646	6.9	97,950	7.0
Other	23,444	1.6	24,659	1.8
Total consumer related loans	201,916	14.2	201,934	14.4
Total loans	$1,423,757	100.0	$1,399,764	100.0

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

The table below presents a summary of loan risk ratings by loan class at March 31, 2018 and December 31, 2017.

		Special
(dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total
March 31, 2018
Builder & developer	$160,995	$546	$207	$2,091	$163,839
Commercial real estate investor	223,751	2,710	4,278	242	230,981
Residential real estate investor	216,408	5,008	683	841	222,940
Hotel/Motel	75,074	0	0	0	75,074
Wholesale & retail	96,259	394	6,020	0	102,673
Manufacturing	63,222	580	3,664	0	67,466
Agriculture	59,794	2,331	136	304	62,565
Other	294,438	736	1,129	0	296,303
Total commercial related loans	1,189,941	12,305	16,117	3,478	1,221,841
Residential mortgage	80,542	9	84	191	80,826
Home equity	97,189	0	0	457	97,646
Other	23,183	28	9	224	23,444
Total consumer related loans	200,914	37	93	872	201,916
Total loans	$1,390,855	$12,342	$16,210	$4,350	$1,423,757

December 31, 2017
Builder & developer	$179,897	$1,832	$581	$2,092	$184,402
Commercial real estate investor	224,822	360	4,339	1,306	230,827
Residential real estate investor	204,139	4,065	711	499	209,414
Hotel/Motel	63,195	0	0	0	63,195
Wholesale & retail	95,128	254	7,658	0	103,040
Manufacturing	58,082	588	3,840	0	62,510
Agriculture	57,140	2,476	0	315	59,931
Other	283,086	507	918	0	284,511
Total commercial related loans	1,165,489	10,082	18,047	4,212	1,197,830
Residential mortgage	79,068	10	85	162	79,325
Home equity	97,498	0	0	452	97,950
Other	24,394	30	9	226	24,659
Total consumer related loans	200,960	40	94	840	201,934
Total loans	$1,366,449	$10,122	$18,141	$5,052	$1,399,764

Impaired Loans

The table below presents a summary of impaired loans at March 31, 2018 and December 31, 2017. Generally, impaired loans are certain loans risk rated substandard and all loans risk rated nonaccrual or classified as troubled debt restructurings. An allowance is established for individual loans that are commercial related where the Corporation has doubt as to full recovery of the outstanding principal balance. Typically, impaired consumer related loans are partially or fully charged-off eliminating the need for a specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for charge-offs.

	With No Allowance		With A Related Allowance			Total
	Recorded	Unpaid	Recorded	Unpaid	Related	Recorded	Unpaid
(dollars in thousands)	Investment	Principal	Investment	Principal	Allowance	Investment	Principal
March 31, 2018
Builder & developer	$2,298	$2,634	$0	$0	$0	$2,298	$2,634
Commercial real estate investor	4,520	4,535	0	0	0	4,520	4,535
Residential real estate investor	1,524	1,824	0	0	0	1,524	1,824
Hotel/Motel	0	0	0	0	0	0	0
Wholesale & retail	6,273	6,273	0	0	0	6,273	6,273
Manufacturing	3,664	3,664	0	0	0	3,664	3,664
Agriculture	440	440	0	0	0	440	440
Other commercial	1,129	1,129	0	0	0	1,129	1,129
Total impaired commercial related loans	19,848	20,499	0	0	0	19,848	20,499
Residential mortgage	275	305	0	0	0	275	305
Home equity	457	457	0	0	0	457	457
Other consumer	233	233	0	0	0	233	233
Total impaired consumer related loans	965	995	0	0	0	965	995
Total impaired loans	$20,813	$21,494	$0	$0	$0	$20,813	$21,494

December 31, 2017
Builder & developer	$2,673	$3,008	$0	$0	$0	$2,673	$3,008
Commercial real estate investor	4,585	4,601	1,060	1,060	243	5,645	5,661
Residential real estate investor	1,210	1,510	0	0	0	1,210	1,510
Hotel/Motel	0	0	0	0	0	0	0
Wholesale & retail	7,912	7,912	0	0	0	7,912	7,912
Manufacturing	3,840	3,840	0	0	0	3,840	3,840
Agriculture	315	315	0	0	0	315	315
Other commercial	918	918	0	0	0	918	918
Total impaired commercial related loans	21,453	22,104	1,060	1,060	243	22,513	23,164
Residential mortgage	247	276	0	0	0	247	276
Home equity	452	452	0	0	0	452	452
Other consumer	235	235	0	0	0	235	235
Total impaired consumer related loans	934	963	0	0	0	934	963
Total impaired loans	$22,387	$23,067	$1,060	$1,060	$243	$23,447	$24,127

The table below presents a summary of average impaired loans and related interest income that was included in net income for the three months ended March 31, 2018 and 2017.

	With No Related Allowance			With A Related Allowance			Total
	Average	Total	Cash Basis	Average	Total	Cash Basis	Average	Total	Cash Basis
	Recorded	Interest	Interest	Recorded	Interest	Interest	Recorded	Interest	Interest
(dollars in thousands)	Investment	Income	Income	Investment	Income	Income	Investment	Income	Income
Three months ended March 31, 2018
Builder & developer	$2,486	$6	$0	$0	$0	$0	$2,486	$6	$0
Commercial real estate investor	4,552	60	4	530	0	0	5,082	60	4
Residential real estate investor	1,366	12	3	0	0	0	1,366	12	3
Hotel/Motel	0	0	0	0	0	0	0	0	0
Wholesale & retail	7,092	100	0	0	0	0	7,092	100	0
Manufacturing	3,752	91	0	0	0	0	3,752	91	0
Agriculture	378	1	0	0	0	0	378	1	0
Other commercial	1,024	15	0	0	0	0	1,024	15	0
Total impaired commercial related loans	20,650	285	7	530	0	0	21,180	285	7
Residential mortgage	261	0	0	0	0	0	261	0	0
Home equity	454	2	2	0	0	0	454	2	2
Other consumer	235	5	5	0	0	0	235	5	5
Total impaired consumer related loans	950	7	7	0	0	0	950	7	7
Total impaired loans	$21,600	$292	$14	$530	$0	$0	$22,130	$292	$14

Three months ended March 31, 2017
Builder & developer	$3,284	$54	$0	$384	$0	$0	$3,668	$54	$0
Commercial real estate investor	5,328	63	7	0	0	0	5,328	63	7
Residential real estate investor	1,402	14	5	460	0	0	1,862	14	5
Hotel/Motel	180	0	0	18	0	0	198	0	0
Wholesale & retail	3,768	3	0	0	0	0	3,768	3	0
Manufacturing	1,281	9	0	637	0	0	1,918	9	0
Agriculture	284	0	0	356	0	0	640	0	0
Other commercial	1,026	14	0	183	0	0	1,209	14	0
Total impaired commercial related loans	16,553	157	12	2,038	0	0	18,591	157	12
Residential mortgage	117	0	0	0	0	0	117	0	0
Home equity	320	1	1	0	0	0	320	1	1
Other consumer	235	1	1	0	0	0	235	1	1
Total impaired consumer related loans	672	2	2	0	0	0	672	2	2
Total impaired loans	$17,225	$159	$14	$2,038	$0	$0	$19,263	$159	$14

Past Due and Nonaccrual

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule that shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at March 31, 2018 and December 31, 2017.

			≥ 90 Days
	30-59	60-89	Past Due		Total Past
	Days	Days	and		Due and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Loans
March 31, 2018
Builder & developer	$220	$0	$0	$2,091	$2,311	$161,528	$163,839
Commercial real estate investor	897	1,275	0	242	2,414	228,567	230,981
Residential real estate investor	348	350	0	841	1,539	221,401	222,940
Hotel/Motel	0	0	0	0	0	75,074	75,074
Wholesale & retail	299	0	0	0	299	102,374	102,673
Manufacturing	0	0	0	0	0	67,466	67,466
Agriculture	0	21	1,188	304	1,513	61,052	62,565
Other	196	15	0	0	211	296,092	296,303
Total commercial related loans	1,960	1,661	1,188	3,478	8,287	1,213,554	1,221,841
Residential mortgage	1,157	0	68	191	1,416	79,410	80,826
Home equity	362	39	0	457	858	96,788	97,646
Other	181	49	8	224	462	22,982	23,444
Total consumer related loans	1,700	88	76	872	2,736	199,180	201,916
Total loans	$3,660	$1,749	$1,264	$4,350	$11,023	$1,412,734	$1,423,757

December 31, 2017
Builder & developer	$615	$26	$0	$2,092	$2,733	$181,669	$184,402
Commercial real estate investor	0	0	0	1,306	1,306	229,521	230,827
Residential real estate investor	347	0	0	499	846	208,568	209,414
Hotel/Motel	0	0	0	0	0	63,195	63,195
Wholesale & retail	0	0	0	0	0	103,040	103,040
Manufacturing	0	0	0	0	0	62,510	62,510
Agriculture	0	137	0	315	452	59,479	59,931
Other	203	117	0	0	320	284,191	284,511
Total commercial related loans	1,165	280	0	4,212	5,657	1,192,173	1,197,830
Residential mortgage	392	72	67	162	693	78,632	79,325
Home equity	264	5	0	452	721	97,229	97,950
Other	123	5	9	226	363	24,296	24,659
Total consumer related loans	779	82	76	840	1,777	200,157	201,934
Total loans	$1,944	$362	$76	$5,052	$7,434	$1,392,330	$1,399,764

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

There were no loans whose terms have been modified under TDRs during the three months ended March 31, 2018 and 2017. There were no defaults during the three ended March 31, 2018 for TDRs entered into during the previous 12 month period.

NOTE 5 – Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the three months ended March 31, 2018 and 2017.

	Allowance for Loan Losses
	January 1, 2018				March 31, 2018
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$3,388	$0	$18	$(429)	$2,977
Commercial real estate investor	3,013	0	0	(225)	2,788
Residential real estate investor	2,505	0	3	31	2,539
Hotel/Motel	637	0	0	122	759
Wholesale & retail	909	0	1	15	925
Manufacturing	592	0	0	(50)	542
Agriculture	431	0	0	18	449
Other commercial	2,643	0	0	72	2,715
Total commercial related loans	14,118	0	22	(446)	13,694
Residential mortgage	108	0	0	6	114
Home equity	217	0	0	(13)	204
Other consumer	66	(48)	3	131	152
Total consumer related loans	391	(48)	3	124	470
Unallocated	2,180	0	0	522	2,702
Total	$16,689	$(48)	$25	$200	$16,866

	Allowance for Loan Losses
	January 1, 2017				March 31, 2017
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,384	$0	$0	$274	$2,658
Commercial real estate investor	2,870	0	0	137	3,007
Residential real estate investor	2,517	0	53	(61)	2,509
Hotel/Motel	807	0	0	(60)	747
Wholesale & retail	803	0	0	26	829
Manufacturing	307	0	0	482	789
Agriculture	619	0	0	44	663
Other commercial	2,467	0	0	59	2,526
Total commercial related loans	12,774	0	53	901	13,728
Residential mortgage	85	0	5	(2)	88
Home equity	179	0	0	3	182
Other consumer	193	0	4	(121)	76
Total consumer related loans	457	0	9	(120)	346
Unallocated	1,761	0	0	(131)	1,630
Total	$14,992	$0	$62	$650	$15,704

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment at March 31, 2018, December 31, 2017 and March 31, 2017.

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated For	Evaluated For		Evaluated For	Evaluated For
(dollars in thousands)	Impairment	Impairment	Balance	Impairment	Impairment	Balance
March 31, 2018
Builder & developer	$0	$2,977	$2,977	$2,298	$161,541	$163,839
Commercial real estate investor	0	2,788	2,788	4,520	226,461	230,981
Residential real estate investor	0	2,539	2,539	1,524	221,416	222,940
Hotel/Motel	0	759	759	0	75,074	75,074
Wholesale & retail	0	925	925	6,273	96,400	102,673
Manufacturing	0	542	542	3,664	63,802	67,466
Agriculture	0	449	449	440	62,125	62,565
Other commercial	0	2,715	2,715	1,129	295,174	296,303
Total commercial related	0	13,694	13,694	19,848	1,201,993	1,221,841
Residential mortgage	0	114	114	275	80,551	80,826
Home equity	0	204	204	457	97,189	97,646
Other consumer	0	152	152	233	23,211	23,444
Total consumer related	0	470	470	965	200,951	201,916
Unallocated	0	2,702	2,702	—	—	—
Total	$0	$16,866	$16,866	$20,813	$1,402,944	$1,423,757

December 31, 2017
Builder & developer	$0	$3,388	$3,388	$2,673	$181,729	$184,402
Commercial real estate investor	243	2,770	3,013	5,645	225,182	230,827
Residential real estate investor	0	2,505	2,505	1,210	208,204	209,414
Hotel/Motel	0	637	637	0	63,195	63,195
Wholesale & retail	0	909	909	7,912	95,128	103,040
Manufacturing	0	592	592	3,840	58,670	62,510
Agriculture	0	431	431	315	59,616	59,931
Other commercial	0	2,643	2,643	918	283,593	284,511
Total commercial related	243	13,875	14,118	22,513	1,175,317	1,197,830
Residential mortgage	0	108	108	247	79,078	79,325
Home equity	0	217	217	452	97,498	97,950
Other consumer	0	66	66	235	24,424	24,659
Total consumer related	0	391	391	934	201,000	201,934
Unallocated	0	2,180	2,180	-	-	-
Total	$243	$16,446	$16,689	$23,447	$1,376,317	$1,399,764

March 31, 2017
Builder & developer	$200	$2,458	$2,658	$3,443	$161,194	$164,637
Commercial real estate investor	0	3,007	3,007	4,764	244,021	248,785
Residential real estate investor	269	2,240	2,509	2,019	196,998	199,017
Hotel/Motel	31	716	747	36	69,492	69,528
Wholesale & retail	0	829	829	7,276	86,092	93,368
Manufacturing	400	389	789	3,224	37,030	40,254
Agriculture	263	400	663	351	55,262	55,613
Other commercial	82	2,444	2,526	1,273	249,542	250,815
Total commercial related	1,245	12,483	13,728	22,386	1,099,631	1,122,017
Residential mortgage	0	88	88	93	73,041	73,134
Home equity	0	182	182	396	94,591	94,987
Other consumer	0	76	76	299	28,188	28,487
Total consumer related	0	346	346	788	195,820	196,608
Unallocated	0	1,630	1,630	-	-	-
Total	$1,245	$14,459	$15,704	$23,174	$1,295,451	$1,318,625

Note 6—Deposits

The composition of deposits as of March 31, 2018 and December 31, 2017 is shown below. The aggregate amount of demand deposit overdrafts that were reclassified as loans were $198,000 at March 31, 2018, compared to $199,000 at December 31, 2017.

	March 31,	December 31,
(dollars in thousands)	2018	2017
Noninterest bearing demand	$241,120	$246,866
Interest Bearing Demand	162,877	157,903
Money market	464,418	447,425
Savings	89,852	86,292
Time deposits less than $100,000	260,655	260,482
Time deposits $100,000 to $250,000	135,495	135,242
Time deposits $250,000 or more	48,136	50,297
Total deposits	$1,402,553	$1,384,507

Note 7—Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. At March 31, 2018, the balance of securities sold under agreements to repurchase was $9,715,000 compared to $10,295,000 at December 31, 2017. At March 31, 2018, the balance of other short-term borrowings was $15,000,000 compared to $10,200,000 at December 31, 2017.

The following table presents a summary of long-term debt as of March 31, 2018 and December 31, 2017. PeoplesBank’s long-term debt obligations to the FHLBP are fixed rate instruments. Under terms of a blanket collateral agreement with the FHLBP, the obligations are secured by FHLBP stock and PeoplesBank qualifying loan receivables, principally real estate secured loans.

	March 31,	December 31,
(dollars in thousands)	2018	2017
PeoplesBank’s obligations:
Federal Home Loan Bank of Pittsburgh (FHLBP)
Due March 2018, 1.17%	$0	$10,000
Due June 2018, 1.87%	5,000	5,000
Due June 2018, 1.41%	10,000	10,000
Due November 2018, 1.62%	5,000	5,000
Due December 2018, 1.60%	15,000	15,000
Due April 2019, 1.64%	10,000	10,000
Due June 2019, 1.64%	5,000	5,000
Due June 2019, 2.10%	5,000	5,000
Due December 2019, 1.89%	15,000	15,000
Due March 2020, 1.86%	10,000	10,000
Due June 2020, 1.87%	15,000	15,000
Due June 2021, 2.14%	15,000	15,000
Total FHLBP	110,000	120,000
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 4.14%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 3.26% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Total long-term debt	$120,310	$130,310

At March 31, 2018 and December 31, 2017, municipal deposit letters of credit issued by the FHLBP on behalf of PeoplesBank naming applicable municipalities as beneficiaries were $42,000,000. The letters of credit took the place of securities pledged to the municipalities for their deposits maintained at PeoplesBank.

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

As of March 31, 2018, the Corporation and PeoplesBank met the minimum requirements of the Basel III framework, and PeoplesBank’s capital ratios exceeded the amount to be considered “well capitalized” as defined in the regulations. The table below provides a comparison of the Corporation’s and PeoplesBank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirement for the periods indicated.

			Minimum for		Well Capitalized
	Actual		Capital Adequacy (1)		Minimum (2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at March 31, 2018
Capital ratios:
Common equity Tier 1	$166,107	11.66%	$90,818	6.375%	n/a	n/a
Tier 1 risk based	176,107	12.36	112,187	7.875	n/a	n/a
Total risk based	192,973	13.55	140,678	9.875	n/a	n/a
Leverage	176,107	10.43	67,526	4.00	n/a	n/a

at December 31, 2017
Capital ratios:
Common equity Tier 1	$162,860	11.58%	$80,842	5.750%	n/a	n/a
Tier 1 risk based	172,860	12.29	101,932	7.250	n/a	n/a
Total risk based	189,549	13.48	130,051	9.250	n/a	n/a
Leverage	172,860	10.26	67,382	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at March 31, 2018
Capital ratios:
Common equity Tier 1	$172,199	12.12%	$90,607	6.375%	$92,384	6.50%
Tier 1 risk based	172,199	12.12	111,926	7.875	113,703	8.00
Total risk based	189,065	13.30	140,352	9.875	142,129	10.00
Leverage	172,199	10.22	67,393	4.00	84,241	5.00

at December 31, 2017
Capital ratios:
Common equity Tier 1	$168,879	12.04%	$80,630	5.750%	$91,147	6.50%
Tier 1 risk based	168,879	12.04	101,664	7.250	112,181	8.00
Total risk based	185,568	13.23	129,709	9.250	140,226	10.00
Leverage	168,879	10.05	67,234	4.00	84,043	5.00

(1) Minimum amounts and ratios as of March 31, 2018 include the third year phase in of the capital conservation buffer of 1.875 percent required by the Basel III framework. At December 31, 2017, the minimum amounts and ratios included the second year phase in of the capital conservation buffer of 1.25 percent required by the Basel III framework. The conservation buffer is to be phased in over a four year period beginning January 1, 2016, with the full 2.5 percent required as of January 1, 2019.

(2) To be “well capitalized” under the prompt corrective action provisions in the Basel III framework. “Well capitalized” applies to PeoplesBank only.

Note 9—Shareholders’ Equity

Stock Dividend

Periodically, the Corporation distributes stock dividends on its stock. The Corporation distributed 5 percent stock dividends on December 12, 2017 and December 13, 2016, which resulted in the issuance of 422,439 and 398,541 additional shares, respectively.

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

Note 11—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a client to a third party. Generally, all letters of credit, when issued, have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to clients. The Corporation generally holds collateral and/or personal guarantees supporting these commitments. The Corporation had $22,633,000 of standby letters of credit outstanding on March 31, 2018, compared to $23,603,000 on December 31, 2017. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of March 31, 2018 and December 31, 2017, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

		Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
(dollars in thousands)	Total	Identical Assets	Inputs	Inputs
March 31, 2018
Securities available-for-sale:
U.S. Treasury notes	$13,771	$13,771	$0	$0
U.S. agency	16,966	0	16,966	0
U.S. agency mortgage-backed, residential	71,147	0	71,147	0
State and municipal	49,902	0	49,902	0

December 31, 2017
Securities available-for-sale:
U.S. Treasury notes	$14,071	$14,071	$0	$0
U.S. agency	17,303	0	17,303	0
U.S. agency mortgage-backed, residential	75,175	0	75,175	0
State and municipal	52,042	0	52,042	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans

Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At March 31, 2018, the fair value of impaired loans with a valuation allowance or charge-off was $481,000, net of charge-offs of $501,000. At December 31, 2017 the fair value of impaired loans with a valuation allowance or charge-off was $1,331,000, net of valuation allowances of $243,000 and charge-offs of $506,000.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based on an independent third-party appraisal of the property or occasionally on a recent sales offer. At March 31, 2018 and December 31, 2017, there were no foreclosed real estate assets with a valuation allowance or write-down.

Mortgage Servicing Rights

Mortgage servicing rights are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. The fair value of servicing rights is based on the present value of estimated future cash flows on pools of mortgages stratified by rate and original time to maturity. Mortgage servicing rights are subsequently evaluated for impairment on a quarterly basis. Significant inputs to the valuation include expected cash flow, expected net servicing income, a cash flow discount rate and the expected life of the underlying loans. At March 31, 2018, the fair value of the mortgage servicing rights asset was $844,000. At December 31, 2017, the fair value of the mortgage servicing rights asset was $769,000.

		Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
(dollars in thousands)	Total	Identical Assets	Inputs	Inputs
March 31, 2018
Impaired loans	$481	$0	$0	$481
Mortgage servicing rights	844	0	0	844

December 31, 2017
Impaired loans	$1,331	$0	$0	$1,331
Mortgage servicing rights	769	0	0	769

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
(dollars in thousands)	Estimate	Techniques	Input	Range	Average
March 31, 2018
Impaired loans	$481	Appraisal (1)	Appraisal adjustments (2)	25% - 52%	45%
Mortgage servicing rights	844	Multiple of annual	Estimated prepayment speed	7.1% - 8.3%	7.4%
		service fee	based on rate and term
December 31, 2017
Impaired loans	$1,331	Appraisal (1)	Appraisal adjustments (2)	24% - 52%	38%
Mortgage servicing rights	769	Multiple of annual	Estimated prepayment speed	6.9% - 8.5%	7.6%
		service fee	based on rate and term

(1)	Fair value is generally determined through independent appraisals, which generally include various level 3 inputs that are not identifiable.

(2)	Appraisals may be adjusted downward by the Corporation’s management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of the Corporation’s financial instruments as of March 31, 2018 and December 31, 2017:

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

Loans, net

The fair value of loans, for March 31, 2018, are estimated on an exit price basis incorporating discounts for such factors as credit, liquidity and marketability factors. This is not comparable with the fair values disclosed for December 31, 2017, which were based on an entrance price basis. For that date, fair values of variable rate loans that reprice frequently and with no significant change in credit risk were based on carrying values. The fair values of other loans as of that date were estimated using discounted cash flow analyses which used interest rates then being offered for loans with similar terms to borrowers of similar credit quality.

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

The following presents the carrying amounts and estimated fair values of the Corporation’s financial instruments as of March 31, 2018 and December 31, 2017.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices	Significant	Significant
			in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
(dollars in thousands)	Amount	Fair Value	Identical Assets	Inputs	Inputs
March 31, 2018
Financial assets
Cash and cash equivalents	$78,193	$78,193	$78,193	$0	$0
Securities available-for-sale	151,786	151,786	13,771	138,015	0
Restricted investment in bank stocks	6,103	6,103	0	6,103	0
Loans held for sale	1,657	1,768	0	1,768	0
Loans, net	1,406,891	1,388,115	0	0	1,388,115
Interest receivable	4,619	4,619	0	4,619	0
Mortgage servicing rights	715	844	0	0	844

Financial liabilities
Deposits	$1,402,553	$1,386,084	$0	$1,386,084	$0
Short-term borrowings	24,715	24,715	0	24,715	0
Long-term debt	120,310	117,545	0	109,007	8,538
Interest payable	576	576	0	576	0

Off-balance sheet instruments	0	0	0	0	0

December 31, 2017
Financial assets
Cash and cash equivalents	$79,524	$79,524	$79,524	$0	$0
Securities available-for-sale	158,591	158,591	14,071	144,520	0
Restricted investment in bank stocks	6,311	6,311	0	6,311	0
Loans held for sale	1,715	1,798	0	1,798	0
Loans, net	1,383,075	1,368,753	0	0	1,368,753
Interest receivable	4,968	4,968	0	4,968	0
Mortgage servicing rights	672	769	0	0	769

Financial liabilities
Deposits	$1,384,507	$1,369,008	$0	$1,369,008	$0
Short-term borrowings	20,495	20,495	0	20,495	0
Long-term debt	130,310	127,586	0	119,474	8,112
Interest payable	626	626	0	626	0

Off-balance sheet instruments	0	0	0	0	0

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

Gross amounts Not Offset in
		Gross	Net Amounts	the Statements of Condition
	Gross	Amounts	of Liabilities	Financial Instruments
	Amounts of	Offset in the	Presented in	U.S. agency		Cash
	Recognized	Statements	the Statements	mortgage-backed,		Collateral	Net
(dollars in thousands)	Liabilities	of Condition	of Condition	residential	U.S. agency	Pledged	Amount
March 31, 2018
Repurchase Agreements	$9,715	$0	$9,715	$(9,715)	$0	$0	$0

December 31, 2017
Repurchase Agreements	$10,295	$0	$10,295	$(10,295)	$0	$0	$0

As of March 31, 2018 and December 31, 2017, the carrying value of securities pledged in connection with repurchase agreements was $14,588,000 and $15,545,000, respectively.

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

Critical Accounting Policies

The Corporation’s critical accounting policies, as summarized in Note 1—Summary of Significant Accounting Policies, include those related to the allowance for loan losses, valuation of foreclosed real estate, evaluation of other-than-temporary impairment of securities, and determination of acquisition-related goodwill and fair value adjustments, which require management to make significant judgments, estimates and assumptions that have a material impact on the carrying value of the respective assets and liabilities. For this Form 10-Q, there were no material changes made to the Corporation’s critical accounting policies, which are more fully disclosed in Item 7 of the Corporation’s previously filed Annual Report on Form 10-K for the year ended December 31, 2017.

Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017

Financial Highlights

The Corporation’s net income (earnings) was $4,083,000 for the quarter ended March 31, 2018, as compared to $3,419,000 for the quarter ended March 31, 2017, an increase of $664,000 or 19 percent.

●	Net interest income for the first quarter of 2018 increased $1,285,000 or 9 percent above the same period in 2017, primarily due to increased interest income from a higher volume of commercial loans in the first quarter of 2018 as compared to the first quarter of 2017.

●	The Corporation’s net interest margin (tax-equivalent basis) for the first quarter of 2018 was 3.89 percent, compared to 3.81 percent for the first quarter of 2017. The net interest margin expansion was a result of a change in the mix in interest earning assets and an increase in non-interest bearing demand deposits, which more than offset the increase in the volume and cost of interest-bearing liabilities.

●	The provision for loan losses was $200,000 for the first quarter 2018, a $450,000 decrease as compared to a provision of $650,000 for the first quarter of 2017. The change in the provision for the first quarter of 2018 was primarily due to the decrease in reserves required for impaired loans as compared to the first quarter of 2017. The allowance as a percentage of total loans was 1.18 percent at March 31, 2018 as compared to 1.19 percent at December 31, 2017 and March 31, 2017.

●	Noninterest income for the first quarter of 2018 increased $536,000 or 20 percent compared to the first quarter of 2017. Several sources contributed to the rise in noninterest income, including increased gains on sales of loans, service charges on deposit accounts, trust and investment services fees, and income from mutual fund, annuity and insurance sales.

●	Noninterest expenses in the first quarter of 2018 were $2,194,000 or 20 percent higher than the first quarter of 2017. Higher personnel costs, which include compensation and benefit expenses, furniture and equipment expense, marketing, charitable contributions and debit card processing accounted for a majority of the increase.

●	The provision for income taxes for the first quarter of 2018 decreased by $587,000 or 36 percent as compared to the first quarter of 2017 as a result of the new corporate tax rate of 21 percent enacted as part of the Tax Cuts and Jobs Act that became effective January 1, 2018.

The schedule below presents selected performance metrics for the first quarter of both 2018 and 2017. Per share computations include the effect of stock dividends, including the 5 percent stock dividend distributed in the fourth quarter of 2017.

	Three months ended
	March 31,
	2018	2017
Basic earnings per share	$0.46	$0.39
Diluted earnings per share	$0.45	$0.38
Cash dividend payout ratio	33.81%	33.30%
Return on average assets	0.97%	0.85%
Return on average equity	9.87%	8.71%
Net interest margin (tax equivalent basis)	3.89%	3.81%
Net overhead ratio	2.38%	2.10%
Efficiency ratio	70.76%	64.56%
Average equity to average assets	9.80%	9.81%

A more detailed analysis of the factors and trends affecting the Corporation’s earnings and financial position follows.

Income Statement Analysis

Net Interest Income

Unless otherwise noted, this section discusses interest income and interest expense amounts as reported in the Consolidated Statements of Income, which are not presented on a tax equivalent basis.

Net interest income for the quarter ended March 31, 2018 was $15,345,000, an increase of $1,285,000 or 9 percent compared to net interest income of $14,060,000 for the first quarter of 2017. The increase was primarily attributable to higher loan interest income. The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 3.89 percent for the first quarter of 2018 compared to the 3.81 percent for the first quarter of 2017.

Total interest income for the first quarter of 2018 totaled $18,593,000, an increase of $2,088,000 or 13 percent above the amount of total interest income for the first quarter of 2017. The change was primarily a result of a significant increase in loan income, partially offset by a decline in investment income.

Interest and dividend income on investments decreased $88,000 or 8 percent in the first quarter of 2018 compared to the same period in 2017. The average balance of the investment securities portfolio decreased $36,941,000 or 18 percent when comparing the first quarter of 2018 to the same period in 2017. The tax-equivalent yield on investments for the first quarter of 2018 was 2.57 percent or 9 basis points higher than the 2.48 percent experienced in the first quarter of 2017.

Interest income on loans increased $2,103,000 or 14 percent in the first quarter of 2018 compared to the same period in 2017. The average balance of outstanding loans, primarily commercial loans, increased approximately $117,305,000 or 9 percent comparing the first quarter of 2018 to the same period in 2017 which primarily attributed to the increase in interest income on loans. The tax-equivalent yield on loans for the first quarter 2018 was 4.71 percent or 25 basis points more than the 4.46 percent experienced in the first quarter of 2017.

Total interest expense for the first quarter of 2018 totaled $3,248,000, an increase of $803,000 or 33 percent as compared to total interest expense of $2,445,000 for the first quarter of 2017. The change was a primarily the result of increases in the average volume and costs of deposits.

Interest expense on deposits increased $825,000 or 46 percent in the first quarter of 2018 compared to the same period in 2017. The average rate paid on interest-bearing deposits was 0.93 percent in the first quarter of 2018 or 24 basis points higher than the average rate paid of 0.69 percent in the first quarter of 2017. The average balance of interest-bearing deposits for the first quarter of 2018 increased by $81,542,000 or 8 percent compared to the first quarter of 2017. Also, the Corporation experienced favorable growth in noninterest-bearing deposits, with the average volume for the first quarter of 2018 increasing 18 percent to $233,702,000 as compared to $198,534,000 for the first quarter of 2017.

Interest expense on borrowings for the first quarter of 2018 decreased $22,000 or 3 percent compared to the first quarter of 2017. Short-term borrowings consisting of repurchase agreements and other short-term borrowings averaged $10,055,000 for the first quarter of 2018, compared to an average balance of $46,298,000 for the first quarter of 2017. The rate on average short-term borrowings for the first quarter of 2018 was 0.61 percent, a decrease as compared to a rate of 0.81 percent for the first quarter of 2017. Long-term debt, primarily from the Federal Home Loan Bank of Pittsburgh (FHLBP), averaged $126,866,000 for the first quarter of 2018, compared to an average balance of $125,754,000 for the first quarter of 2017. The rate on average long-term borrowings for the first quarter of 2018 was 1.92 percent, an increase as compared to a rate of 1.76 percent for the first quarter of 2017.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended March 31,
		2018			2017
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$32,981	$126	1.55%	$25,660	$53	0.84%
Investment securities:
Taxable	114,407	689	2.44	139,915	725	2.10
Tax-exempt	49,436	350	2.87	60,869	503	3.35
Total investment securities	163,843	1,039	2.57	200,784	1,228	2.48

Loans:
Taxable (1)	1,394,739	17,374	5.05	1,276,460	15,265	4.85
Tax-exempt	17,230	155	3.65	18,204	194	4.32
Total loans	1,411,969	17,529	5.03	1,294,664	15,459	4.84
Total earning assets	1,608,793	18,694	4.71	1,521,108	16,740	4.46
Other assets (2)	79,512			79,211
Total assets	$1,688,305			$1,600,319
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$609,055	$1,087	0.72%	$556,258	$573	0.42%
Savings	87,794	22	0.10	81,747	21	0.10
Time	445,475	1,523	1.39	422,777	1,213	1.16
Total interest bearing deposits	1,142,324	2,632	0.93	1,060,782	1,807	0.69
Short-term borrowings	10,055	15	0.61	46,298	92	0.81
Long-term debt	126,866	601	1.92	125,754	546	1.76
Total interest bearing liabilities	1,279,245	3,248	1.03	1,232,834	2,445	0.80

Noninterest bearing deposits	233,702			198,534
Other liabilities	9,812			11,971
Shareholders’ equity	165,546			156,980

Total liabilities and shareholders’ equity	$1,688,305			$1,600,319
Net interest income (tax equivalent basis)		$15,446			$14,295
Net interest margin (3)			3.89%			3.81%
Tax equivalent adjustment		(101)			(235)
Net interest income		$15,345			$14,060

(1)	Average balance includes average nonaccrual loans of $4,310,000 for 2018 and $3,572,000 for 2017.

Interest includes net loan fees of $783,000 for 2018 and $670,000 for 2017.

(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.

(3)	Net interest income (tax equivalent basis) annualized as a percentage of average earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended
	March 31,
	2018 vs. 2017
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$15	$58	$73
Investment securities:
Taxable	(130)	94	(36)
Tax-exempt	(95)	(58)	(153)
Loans:
Taxable	1,450	659	2,109
Tax-exempt	(10)	(29)	(39)
Total interest income	1,230	724	1,954
Interest Expense
Deposits:
Interest bearing demand	50	464	514
Savings	1	0	1
Time	65	245	310
Short-term borrowings	(78)	1	(77)
Long-term debt	5	50	55
Total interest expense	43	760	803
Net interest income	$1,187	$(36)	$1,151

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

The provision for loan losses is an expense charged to earnings to cover the estimated losses attributable to uncollected loans. The provision reflects management’s judgment of an appropriate level for the allowance for loan losses. The provision for loan losses was $200,000 for the first quarter of 2018, a $450,000 decrease as compared to a provision of $650,000 for the first quarter of 2017. The change in the provision for the first quarter in 2018 was primarily due to the decrease in reserves required for the impaired loans as compared to the first quarter of 2017. The provision for both periods supported adequate allowance for loan loss coverage considering several factors, including the Corporation’s continued commercial loan growth. The allowance as a percentage of total loans was 1.18 percent at March 31, 2018, as compared to 1.19 percent at December 31, 2017 and March 31, 2017.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 51.

Noninterest Income

The following table presents the components of total noninterest income for the first quarter of 2018, compared to the first quarter of 2017.

Table 3 - Noninterest income

	Three months ended		Change
	March 31,		Increase (Decrease)
(dollars in thousands)	2018	2017	$	%

Trust and investment services fees	$790	$659	$131	20%
Income from mutual fund, annuity and insurance sales	314	211	103	49
Service charges on deposit accounts	1,103	970	133	14
Income from bank owned life insurance	241	272	(31)	(11)
Other income	326	280	46	16
Gain on sales of loans held for sale	443	289	154	53
Total noninterest income	$3,217	$2,681	$536	20%

The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The $131,000 or 20 percent increase in trust and investment services fees was primarily due to an increase in assets under management year over year related to new accounts and market returns.

Income from mutual fund, annuity and insurance sales—The $103,000 or 49 percent increase in income from mutual fund, annuity and insurance sales was primarily due to a $74,000 fee associated with an exchange of an insurance product.

Service charges on deposits accounts—The $133,000 or 14 percent increase in service charges on deposit accounts was due to the higher volume of demand deposit accounts subject to fees and debit card transactions.

Gain on sales of loans held for sale—The $154,000 or 53 percent increase in gains on sales of loans was due to a higher volume of the guaranteed portion of SBA loans sold in the secondary market offset by a decline in gain on sales of mortgage loans.

Noninterest Expense

The following table presents the components of total noninterest expense for the first quarter of 2018, compared to the first quarter of 2017.

Table 4 - Noninterest expense

	Three months ended		Change
	March 31,		Increase (Decrease)
(dollars in thousands)	2018	2017	$	%

Personnel	$7,812	$6,736	$1,076	16%
Occupancy of premises, net	871	871	0	0
Furniture and equipment	814	695	119	17
Postage, stationery and supplies	172	165	7	4
Professional and legal	180	149	31	21
Marketing	408	336	72	21
FDIC insurance	168	153	15	10
Debit card processing	288	215	73	34
Charitable donations	1,509	666	843	127
Telecommunications	237	204	33	16
External data processing	447	395	52	13
Foreclosed real estate including provision for (recovery of) losses	9	(29)	38	*nm
Other	342	507	(165)	(33)
Total noninterest expense	$13,257	$11,063	$2,194	20%

*nm – not meaningful

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $1,076,000 or 16 percent increase in personnel expense was largely due to the addition of new employees to support the Corporation’s business and consumer banking services in our Maryland and Pennsylvania markets, severance costs incurred on the termination of an executive officer of PeoplesBank during the quarter, one-time bonuses to non-executive officers, and higher health insurance costs.

Furniture and equipment —The $119,000 or 17 percent increase was primarily related to an increases in software licenses and maintenance costs.

Marketing—The $72,000 or 21 percent increase in marketing expenses is attributed to an increase in advertising and public relations expenses during the quarter.

Debit card processing—The $73,000 or 34 percent increase was a result of a higher assessment base and rate for card processing, and a decrease in incentive credits received as compared to the prior year.

Charitable donations—The $843,000 or 127 percent increase was due to the donation to the recently formed PeoplesBank Charitable foundation and an increase in contributions during the quarter that qualified for educational improvement tax credits which reduces Pennsylvania bank shares tax.

Other—The $165,000 or 33 percent decrease in other noninterest expenses was due to a decline in Pennsylvania bank shares tax. Pennsylvania bank shares tax declined due to an increase in educational improvement tax credits received which was a result of the increase in charitable contributions.

Provision for Income Taxes

The provision for income taxes for the first quarter of 2018 was $1,022,000, a decrease of $587,000 or 36 percent as compared to the first quarter of 2017. For the first quarter of 2018 the Corporation’s statutory federal income tax rate was 21 percent compared to 35 percent for the first quarter of 2017. The effective income tax rate was 20 percent and 32 percent for the quarters ended March 31, 2018 and 2017, respectively. The effective tax rate differs from the statutory tax rate due to the impact of certain elements with specific tax benefits, including tax-exempt income, such as income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance. Decreases in the provision for income taxes and effective tax rate were due to the new 21 percent corporate tax rate enacted as part of the Tax Cuts and Jobs Act that became effective January 1, 2018.

Balance Sheet Review

Interest Bearing Deposits with Banks

On March 31, 2018, interest bearing deposits with banks totaled $62,401,000, an increase of $6,835,000 or 12 percent, compared to the level at year-end 2017. The increase was primarily the result of an increase in deposits.

Investment Securities (Available-for-Sale)

The Corporation’s entire investment securities portfolio is classified available-for-sale, and is comprised primarily of interest-earning debt securities. The overall composition of the Corporation’s investment securities portfolio is provided in Note 2—Securities. On March 31, 2018, the fair value of investment securities available-for-sale totaled $151,786,000, which represented a decrease of $6,805,000 as compared to the fair value of investment securities at year-end 2017. Principal reductions from investment maturities and mortgage-backed security payments exceeded new investments during the first three months of 2018 and were redeployed in higher yielding loans.

Loans

On March 31, 2018, total loans, net of deferred fees, were $1.42 billion, which was $23,993,000 or 2 percent higher than the level at year-end 2017. This change in volume was due primarily to an increase in commercial loans, particularly within the residential real estate investor and hotel/motel sectors which reflected continued commercial loan demand in our markets. Commercial loans within the commercial real estate investor, residential real estate investor and builder & developer sectors each represented more than 10 percent of the total portfolio. The composition of the Corporation’s loan portfolio is provided in Note 4—Loans.

Deposits

Deposits are the Corporation’s principal source of funding for earning assets. On March 31, 2018, deposits totaled $1.40 billion, which reflected an $18,046,000 or 1 percent increase compared to the level at year-end 2017. Of the increase in total deposits, $25,527,000 related to growth in interest bearing demand, money market and savings deposits while noninterest bearing deposits declined $5,746,000. Time deposits decreased $1,735,000 compared to the level at year-end 2017. The composition of the Corporation’s total deposit portfolio is provided in Note 6—Deposits.

Short-term Borrowings

Short-term borrowings, which consist of securities sold under agreements to repurchase (repurchase agreements), federal funds purchased, and other short-term borrowings, totaled $24,715,000 at March 31, 2018, which reflected a $4,220,000 or 21 percent increase compared to the level at year-end 2017. The increase was primarily attributed to an addition of $4,800,000 in other short-term borrowings.

Long-term Debt

The Corporation uses long-term borrowings as a secondary funding source for asset growth and to manage interest rate risk. On March 31, 2018, long-term debt totaled $120,310,000 compared to $130,310,000 at year-end 2017. The decrease was due to a $10,000,000 advance maturing in March 2018 which was not refinanced. A listing of outstanding long-term debt obligations is provided in Note 7—Short-Term Borrowings and Long-Term Debt.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion and acquisitions, dividend policy and distributions, and regulatory mandates. The Corporation’s total shareholders’ equity was approximately $165,681,000 on March 31, 2018, an increase of approximately $1,462,000 or 1 percent, compared to the level at year-end 2017.

Cash Dividends on Stock

The Corporation has historically paid cash dividends on its stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other relevant factors. As recently announced, the Board of Directors declared a quarterly cash dividend of $0.155 per share on April 10, 2018, payable on May 8, 2018, to shareholders of record at the close of business on April 24, 2018. This cash dividend follows the $0.155 cash dividend distributed in February 2018.

Capital Adequacy

The Corporation and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. The regulatory capital measures for the Corporation and PeoplesBank as of March 31, 2018 and the minimum capital ratios established by regulators are set forth in Note 8—Regulatory Matters to the financial statements. We believe that both Codorus Valley and PeoplesBank were well capitalized on March 31, 2018.

Our capital adequacy as of March 31, 2018, reflects updated regulatory capital guidelines from the Board of Governors of the Federal Reserve System finalized rule which implemented the Basel III regulatory capital framework, and which became effective for the Corporation and PeoplesBank on January 1, 2015. Under the revised regulatory capital framework, minimum requirements increased both the quantity and quality of capital held by banking organizations. Additionally, a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5 percent and a common equity Tier 1 conservation buffer of risk-weighted assets applies to all supervised financial institutions. The rule also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent for all banks. The new rule also increases the risk weights for past-due loans, certain commercial real estate loans and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

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

Under the new rule as effective through the three months ending March 31, 2018, the Corporation and PeoplesBank had no regulatory dividend restrictions and remained well capitalized by all regulatory capital measures (see Note 8—Regulatory Matters to the financial statements). The Corporation plans to manage its capital adequacy to ensure continued compliance with the new capital rules.

Risk Management

Credit Risk Management

Credit risk represents the possibility that a loan client, counterparty or issuer may not perform in accordance with contractual terms, posing one of the most significant risks of loss to the Corporation. Accordingly, the Corporation emphasizes the management of credit risk, and has established a lending policy which management believes is sound given the nature and scope of our operations. The Credit Risk Management section included in Item 7 of the Corporation’s previously filed Annual Report on Form 10-K for the year ended December 31, 2017, provides a more detailed overview of the Corporation’s credit risk management process.

Nonperforming Assets

Nonperforming assets, as shown in the table below, are asset categories that pose the greatest risk of loss. The level of nonperforming assets March 31, 2018 has increased by approximately $389,000 or 7 percent when compared to year-end 2017. The increase was primarily the result of an increase in accruing loans 90 days or more past due during the quarter which was offset by a decrease in non-accruing loans and sales of foreclosed real estate properties.

The Corporation regularly monitors large and criticized assets in its commercial loan portfolio recognizing that prolonged low economic growth, or a weakening economy, could have negative effects on these commercial borrowers. Nonperforming assets are monitored and managed for collection of these accounts. Collection efforts, including modification of contractual terms for individual accounts based on prevailing market conditions and liquidation of collateral assets, are employed to maximize recovery. A special assets committee meets regularly, at a minimum quarterly, to review nonperforming assets. We generally rely on appraisals performed by independent licensed appraisers to determine the value of real estate collateral for impaired collateral-dependent loans. Generally, an appraisal is performed when: an account reaches 90 days past due, unless a certified appraisal was completed within the past twelve months; market values have changed significantly; the condition of the property has changed significantly; or the existing appraisal is outdated based upon regulatory or policy requirements. In instances where the value of the collateral, net of costs to sell, is less than the net carrying amount for impaired commercial related loans, a specific loss allowance is established for the difference. Further provisions for loan losses may be required for nonaccrual loans as additional information becomes available or conditions change. When it is probable that some portion or an entire loan balance will not be collected, that amount is charged off as loss against the allowance.

The paragraphs and table below address significant changes in the nonperforming asset categories as of March 31, 2018 compared to December 31, 2017.

Table 5 - Nonperforming Assets

	March 31,	December 31,
(dollars in thousands)	2018	2017

Nonaccrual loans	$4,350	$5,052
Accruing loans 90 days or more past due	1,264	76
Total nonperforming loans	5,614	5,128
Foreclosed real estate, net of allowance	119	216
Total nonperforming assets	$5,733	$5,344
Accruing troubled debt restructurings	$3,292	$3,344

Total period-end loans, net of deferred fees	$1,423,757	$1,399,764
Allowance for loan losses (ALL)	$16,866	$16,689
ALL as a % of total period-end loans	1.18%	1.19%
Annualized net charge-offs as a % of average total loans	0.01%	0.18%
ALL as a % of nonperforming loans	300.42%	325.48%
Nonperforming loans as a % of total period-end loans	0.39%	0.37%
Nonperforming assets as a % of total period-end loans and net foreclosed real estate	0.40%	0.38%
Nonperforming assets as a % of total period-end assets	0.33%	0.31%
Nonperforming assets as a % of total period-end shareholders’ equity	3.46%	3.25%

Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due. We generally place a loan on nonaccrual status and cease accruing interest income (i.e., recognize interest income on a cash basis, as long as the loan is sufficiently collateralized) when loan payment performance is unsatisfactory and the loan is past due 90 days or more. A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all of the principal and interest amounts contractually due are current for at least six consecutive payments and future payments are reasonably assured. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. As of March 31, 2018, the nonperforming loan portfolio balance totaled $5,614,000, compared to $5,128,000 at year-end 2017. The increase was a result of $1,188,000 in additions to accruing loans 90 days or more past due, primarily one relationship which subsequently was brought current, offset by a decrease of $702,000 in nonaccrual loans. For both periods, the nonperforming portfolio balance was comprised primarily of collateralized commercial loans.

Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank and is included in the Other Assets category on the Corporation’s balance sheet. The carrying amount of foreclosed real estate as of March 31, 2018, net of allowance, totaled $119,000 compared to $216,000 at year-end 2017. The decrease is attributable to the sale of foreclosed properties during 2018.

Troubled debt restructurings pertain to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. As of March 31, 2018, the accruing troubled debt restructuring portfolio balance totaled $3,292,000, compared to $3,344,000 at year-end 2017. The decrease was primarily the result of one loan being transferred from accruing to non-accrual status and principal repayments on the remaining loans within the accruing troubled debt restructuring portfolio.

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

The following table presents an analysis of the activity in the allowance for loan losses for the three months ended March 31, 2018 and 2017:

Table 6 - Analysis of Allowance for Loan Losses

(dollars in thousands)	2018	2017
Balance-January 1,	$16,689	$14,992

Provision charged to operating expense	200	650

Loans charged off:
Consumer and home equity	48	0
Total loans charged off	48	0
Recoveries:
Commercial, financial and agricultural	4	53
Real estate - construction and land development	18	0
Real estate - residential mortgages	0	5
Consumer and home equity	3	4
Total recoveries	25	62
Net charge-offs (recoveries)	23	(62)
Balance-March 31,	$16,866	$15,704

Ratios:
Allowance for loan losses as a % of total period-end loans	1.18%	1.19%
Annualized net charge-offs as a % of average total loans	0.01%	(0.02)%
Allowance for loan losses as a % of nonperforming loans	300.42%	448.14%

The allowance for loan losses increased $1,162,000 or 7 percent from March 31, 2017 to March 31, 2018. The increase in the allowance was primarily attributable to the $105,132,000 or 8 percent increase in loans, net of deferred fees, over the same 12 month period.

Net charge-offs for the first three months of 2018 were $23,000 compared to $62,000 of net recoveries for the same period of 2017. During the first three months of 2018, there were $48,000 of charge-offs as compared to no charge-offs during the same period in 2017. The risks and uncertainties associated with prolonged sluggish growth, weak economic and business conditions, or the erosion of real estate values can adversely affect our borrowers’ ability to service their loans, causing significant fluctuations in the level of charge-offs and provision expense from one period to another. The provision for loan losses for the first three months of 2018 was $200,000, compared to $650,000 for the same period of 2017. The allowance as a percentage of total loans was 1.18 percent at March 31, 2018, as compared to 1.19 percent at December 31, 2017 and March 31, 2017. The unallocated portion of the allowance was $2,702,000 or 16 percent of the total allowance as of March 31, 2018, as compared to $2,180,000 or 13 percent of the total allowance as of December 31, 2017.

Liquidity Risk Management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan clients, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, adequate liquidity provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are funds received from client loan payments, investment maturities and cash inflows from mortgage-backed securities, and the net proceeds of asset sales. The primary sources of liability liquidity are deposit growth, and funds obtained from short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At March 31, 2018, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $48,149,000 and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $359,868,000. The Corporation’s loan-to-deposit ratio was 101 percent as of March 31, 2018, December 31, 2017 and March 31, 2017.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on March 31, 2018, totaled $546,019,000 and consisted of $379,851,000 in unfunded commitments under existing loan facilities, $143,534,000 to grant new loans and $22,633,000 in letters of credit. Generally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

The following table summarizes the expected impact of interest rate shocks on net interest income as well as the Corporation’s policy limits at each level. All scenarios were within policy limits at March 31, 2018.

Change in Interest Rates	Annual Change in Net	% Change in Net	% Change
(basis points)	Interest Income (in thousands)	Interest Income	Policy Limit
+100	$2,763	4.29%	(5.00)%
-100	$(2,582)	(4.01)%	(5.00)%

+200	$5,384	8.35%	(15.00)%
-200	$(4,422)	(6.86)%	(15.00)%

+300	$8,106	12.57%	(25.00)%

+400	$10,861	16.85%	(35.00)%

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Treasurer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Treasurer concluded that, as of March 31, 2018, the Corporation’s disclosure controls and procedures were effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in the Corporation’s internal control over financial reporting that occurred during the three months ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed in Item 1A – Risk Factors – in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation relies on its subsidiary PeoplesBank, A Codorus Valley Company, for dividend distributions, which are subject to restrictions as reported in Note 9—Regulatory Matters of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017.

The Corporation has a Share Repurchase Program (Program), which was authorized in 1995, and has been periodically amended, to permit the purchase of up to a maximum of 4.9 percent of the outstanding shares of the Corporation’s common stock at a price per share no greater than 200 percent of the latest quarterly published book value. No shares were repurchased in 2017 under the 1995 Program. On February 13, 2018, the Corporation cancelled the prior Program and authorized a new Share Repurchase Program (2018 Program), to permit the purchase of up to a maximum of 4.9 percent of the outstanding shares of the Corporation’s common stock at a price per share no greater than 150 percent of the latest quarterly published book value. For the three month period ended March 31, 2018 the Corporation had not acquired any of its common stock under the 2018 Program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

This Item 4 is not applicable to the Corporation.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit

Number	Description of Exhibit
3.1	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for June 30, 2016, filed with the Commission on August 8, 2016)

3.2	Amended By-laws (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 12, 2016)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101	Financial statements from the Quarterly Report on Form 10-Q of Codorus Valley Bancorp, Inc. for the quarter ended March 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholder’s Equity, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Codorus Valley Bancorp, Inc.
(Registrant)

May 7, 2018	/s/ Larry J. Miller
Date	Larry J. Miller
Chairman, President
and Chief Executive Officer
(Principal Executive Officer)

May 7, 2018	/s/ Charles T. Field
Date	Charles T. Field, CPA
Treasurer and Assistant Secretary
(Principal Financial and Accounting Officer)