Form 10-Q
period 2018-06-30
CODORUS VALLEY BANCORP INC
filed 2018-08-06
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On July 27, 2018, 8,946,062 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.

Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
(dollars in thousands, except per share data)	2018	2017
Assets
Interest bearing deposits with banks	$65,181	$55,566
Cash and due from banks	20,840	23,958
Total cash and cash equivalents	86,021	79,524
Securities, available-for-sale	154,467	158,591
Restricted investment in bank stocks, at cost	6,522	6,311
Loans held for sale	2,794	1,715
Loans (net of deferred fees of $3,907 - 2018 and $4,039 - 2017)	1,465,896	1,399,764
Less-allowance for loan losses	(17,147)	(16,689)
Net loans	1,448,749	1,383,075
Premises and equipment, net	24,285	24,382
Goodwill	2,301	2,301
Other assets	53,993	53,306
Total assets	$1,779,132	$1,709,205

Liabilities
Deposits
Noninterest bearing	$259,745	$246,866
Interest bearing	1,183,079	1,137,641
Total deposits	1,442,824	1,384,507
Short-term borrowings	12,964	20,495
Long-term debt	135,310	130,310
Other liabilities	17,661	9,674
Total liabilities	1,608,759	1,544,986

Shareholders’ equity
Preferred stock, par value $2.50 per share; 1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, par value $2.50 per share; 30,000,000 shares authorized at June 30, 2018 and 15,000,000 at December 31, 2017; shares issued and outstanding: 8,943,966 at June 30, 2018 and 8,906,052 at December 31, 2017	22,360	22,265
Additional paid-in capital	120,938	120,052
Retained earnings	30,233	22,860
Accumulated other comprehensive loss	(3,158)	(958)
Total shareholders’ equity	170,373	164,219
Total liabilities and shareholders’ equity	$1,779,132	$1,709,205

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Income

Unaudited

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2018	2017	2018	2017
Interest income
Loans, including fees	$18,646	$16,102	$36,143	$31,496
Investment securities:
Taxable	568	653	1,134	1,302
Tax-exempt	275	316	556	649
Dividends	95	82	218	158
Other	250	142	376	195
Total interest income	19,834	17,295	38,427	33,800

Interest expense
Deposits	3,070	1,948	5,702	3,755
Federal funds purchased and other short-term borrowings	18	100	33	192
Long-term debt	667	619	1,268	1,165
Total interest expense	3,755	2,667	7,003	5,112
Net interest income	16,079	14,628	31,424	28,688
Provision for loan losses	300	825	500	1,475
Net interest income after provision for loan losses	15,779	13,803	30,924	27,213

Noninterest income
Trust and investment services fees	781	741	1,571	1,400
Income from mutual fund, annuity and insurance sales	237	195	551	406
Service charges on deposit accounts	1,195	1,051	2,298	2,021
Income from bank owned life insurance	241	250	482	522
Other income	531	261	857	541
Gain on sales of loans held for sale	558	282	1,001	571
Gain on sales of securities	0	63	0	63
Total noninterest income	3,543	2,843	6,760	5,524

Noninterest expense
Personnel	6,884	6,399	14,696	13,135
Occupancy of premises, net	825	807	1,696	1,678
Furniture and equipment	747	696	1,561	1,391
Postage, stationery and supplies	192	226	364	391
Professional and legal	143	173	323	322
Marketing	419	361	827	697
FDIC insurance	136	221	304	374
Debit card processing	296	271	584	486
Charitable donations	164	168	1,673	834
Telecommunications	144	200	381	404
External data processing	537	452	984	847
Foreclosed real estate including provision for (recovery of) losses	11	1	20	(28)
Other	1,125	1,192	1,467	1,699
Total noninterest expense	11,623	11,167	24,880	22,230
Income before income taxes	7,699	5,479	12,804	10,507
Provision for income taxes	1,645	1,794	2,667	3,403
Net income	$6,054	$3,685	$10,137	$7,104
Net income per share, basic	$0.68	$0.41	$1.14	$0.80
Net income per share, diluted	$0.67	$0.41	$1.12	$0.79

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Comprehensive Income

Unaudited

	Three months ended
	June 30,
(dollars in thousands)	2018	2017
Net income	$6,054	$3,685
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding (losses) gains arising during the period (net of tax (benefit) expense of ($110) and $226, respectively)	(412)	419
Reclassification adjustment for (gains) included in net income (net of tax expense of $0 and $22, respectively) (a) (b)	0	(41)
Net unrealized (losses) gains	(412)	378
Comprehensive income	$5,642	$4,063

	Six months ended
	June 30,
(dollars in thousands)	2018	2017
Net income	$10,137	$7,104
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding (losses) gains arising during the period (net of tax (benefit) expense of ($585) and $468, respectively)	(2,200)	869
Reclassification adjustment for (gains) included in net income (net of tax expense of $0 and $22, respectively) (a) (b)	0	(41)
Net unrealized (losses) gains	(2,200)	828
Comprehensive income	$7,937	$7,932

(a)	Amounts are included in net gain on sales of securities on the Consolidated Statements of Income within noninterest income.

(b)	Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Cash Flows

Unaudited

	Six months ended
	June 30,
(dollars in thousands)	2018	2017
Cash flows from operating activities
Net income	$10,137	$7,104
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	1,183	1,155
Net amortization of premiums on securities	234	376
Amortization of deferred loan origination fees and costs	(916)	(754)
Provision for loan losses	500	1,475
Recovery of foreclosed real estate	0	(47)
Increase in bank owned life insurance	(482)	(522)
Originations of mortgage loans held for sale	(20,064)	(19,491)
Originations of SBA loans held for sale	(8,546)	(1,677)
Proceeds from sales of mortgage loans held for sale	20,390	19,204
Proceeds from sales of SBA loans held for sale	7,948	1,620
Gain on sales of mortgage loans held for sale	(485)	(485)
Gain on sales of SBA loans held for sale	(516)	(86)
Gain on disposal of premises and equipment	(11)	(7)
Gain on sales of securities, available-for-sale	0	(63)
Loss (gain) on sales of foreclosed real estate	1	(11)
Stock-based compensation	332	371
Decrease in interest receivable	96	113
Decrease (increase) in other assets	441	(1,106)
Increase (decrease) in interest payable	125	(5)
Increase in other liabilities	3,506	907
Net cash provided by operating activities	13,873	8,071
Cash flows from investing activities
Purchases of securities, available-for-sale	(6,578)	(9,532)
Maturities, repayments and calls of securities, available-for-sale	12,053	21,258
Sales of securities, available-for-sale	0	2,051
Net (increase) decrease in restricted investment in bank stock	(211)	60
Net increase in loans made to customers	(65,350)	(79,637)
Purchases of premises and equipment	(1,075)	(911)
Investment in bank owned life insurance	0	(4,000)
Proceeds from sales of foreclosed real estate	114	386
Net cash used in investing activities	(61,047)	(70,325)
Cash flows from financing activities
Net increase in demand and savings deposits	50,277	60,369
Net increase in time deposits	8,040	1,119
Net decrease in short-term borrowings	(7,531)	(20,113)
Proceeds from issuance of long-term debt	30,000	10,000
Repayment of long-term debt	(25,000)	0
Cash dividends paid to shareholders	(2,764)	(2,276)
Issuance of stock	649	452
Net cash provided by financing activities	53,671	49,551
Net increase (decrease) in cash and cash equivalents	6,497	(12,703)
Cash and cash equivalents at beginning of year	79,524	74,032
Cash and cash equivalents at end of period	$86,021	$61,329

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Unaudited

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Stock	Capital	Earnings	Loss	Stock	Total

Balance, January 1, 2018	$0	$22,265	$120,052	$22,860	$(958)	$0	$164,219
Net income				10,137			10,137
Other comprehensive loss, net of tax					(2,200)		(2,200)
Cash dividends ($0.31 per share)				(2,764)			(2,764)
Stock-based compensation			332				332
Forfeiture of restricted stock and withheld shares			5			(70)	(65)
Issuance and reissuance of stock:
10,103 shares under the dividend reinvestment and stock purchase plan		20	198			57	275
25,360 shares under the stock option plan		62	250			9	321
1,816 shares of stock-based compensation awards		4	(4)				0
5,125 shares under employee stock purchase plan		9	105			4	118

Balance, June 30, 2018	$0	$22,360	$120,938	$30,233	$(3,158)	$0	$170,373

Balance, January 1, 2017	$0	$21,067	$106,102	$28,909	$(1,121)	$0	$154,957
Net income				7,104			7,104
Other comprehensive income, net of tax					828		828
Cash dividends ($0.258 per share, adjusted)				(2,276)			(2,276)
Stock-based compensation			371				371
Forfeiture of restricted stock			4			(4)	0
Issuance and reissuance of stock:
8,557 shares under the dividend reinvestment and stock purchase plan		21	215				236
5,976 shares under the stock option plan		15	86				101
7,037 shares of stock-based compensation awards		18	(18)				0
4,844 shares under employee stock purchase plan		8	103			4	115

Balance, June 30, 2017	$0	$21,129	$106,863	$33,737	$(293)	$0	$161,436

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

Codorus Valley Bancorp, Inc. (“Corporation” or “Codorus Valley”) is a one-bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (“PeoplesBank” or “Bank”). PeoplesBank operates three wholly-owned subsidiaries as of June 30, 2018. Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, which sells nondeposit investment products in Pennsylvania; SYC Settlement Services, Inc., which provides real estate settlement services and Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, which sells nondeposit investment products in Maryland. In addition, PeoplesBank may periodically create nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending the liquidation of these properties. PeoplesBank operates under a state charter and is subject to regulation by the Pennsylvania Department of Banking and Securities, and the Federal Deposit Insurance Corporation. The Corporation is subject to regulation by the Federal Reserve Board and the Pennsylvania Department of Banking and Securities.

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and a wholly-owned nonbank subsidiary, SYC Realty Company, Inc. SYC Realty was inactive during the period ended June 30, 2018. The accounts of CVB Statutory Trust No. 1 and No. 2 are not included in the consolidated financial statements as discussed in Note 7—Short-Term Borrowings and Long-Term Debt. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

These consolidated statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017.

The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of June 30, 2018 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

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

Banking regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to the Corporation. Based on an analysis of the loan portfolio, the Corporation believes that the level of the allowance for loan losses at June 30, 2018 is adequate.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in-substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, obtained from an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a write-down. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At June 30, 2018, there was $193,000 of foreclosed real estate, which included $74,000 of residential real estate, compared to $216,000, which included $96,000 of residential real estate, at December 31, 2017. Included within loans receivable as of June 30, 2018 was a recorded investment of $245,000 of consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

Mortgage Servicing Rights

The mortgage servicing rights (MSRs) associated with the sold loans are included in other assets on the consolidated balance sheets at an amount equal to the estimated fair value of the contractual rights to service the mortgage loans. The MSR asset is amortized as a reduction to servicing income. The MSR asset is evaluated periodically for impairment and carried at the lower of amortized cost or fair value. A third party calculates fair value by discounting the estimated cash flows from servicing income using a rate consistent with the risk associated with these assets and an expected life commensurate with the expected life of the underlying loans. In the event that the amortized cost of the MSR asset exceeds the fair value of the asset, a valuation allowance would be established through a charge against servicing income. Subsequent fair value evaluations may determine that impairment has been reduced or eliminated, in which case the valuation allowance would be reduced through a credit to earnings. At June 30, 2018, the balance of residential mortgage loans serviced for third parties was $86,854,000 compared to $70,780,000 at December 31, 2017.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2018	2017	2018	2017
Amortized cost:
Balance at beginning of period	$715	$416	$672	$324
Originations of mortgage servicing rights	125	94	193	201
Amortization expense	(32)	(17)	(57)	(32)
Balance at end of period	$808	$493	$808	$493

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

At June 30, 2018, the Corporation does not have any indicators of potential impairment of either goodwill or core deposit intangibles.

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

Per Share Data

All per share computations include the effect of stock dividends distributed. The computation of net income per share is provided in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Net income	$6,054	$3,685	$10,137	$7,104

Weighted average shares outstanding (basic)	8,932	8,862	8,923	8,857
Effect of dilutive stock options	103	101	92	100
Weighted average shares outstanding (diluted)	9,035	8,963	9,015	8,957

Basic earnings per share	$0.68	$0.41	$1.14	$0.80
Diluted earnings per share	$0.67	$0.41	$1.12	$0.79

Anti-dilutive stock options excluded from the computation of earnings per share	14	0	14	0

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

Supplemental cash flow information is provided in the table below.

	Six months ended
	June 30,
(dollars in thousands)	2018	2017
Cash paid during the period for:
Income taxes	$900	$4,450
Interest	$6,878	$5,117

Noncash investing activities:
Transfer of loans to foreclosed real estate	$92	$0
Transfer of loans held for sale to the held-to-maturity portfolio	$0	$228
Sale of foreclosed real estate through loans	$0	$2,311
Increase in other liabilities for purchase of securities settling after quarter end	$4,369	$0

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

In February 2016, the FASB issued ASU 2016-02, Leases and in July 2018 issued ASU 2018-10, Codification Improvements to Topic 842, Leases. From the lessee’s perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessees. From the lessor’s perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor doesn’t convey risks and rewards or control, an operating lease results.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Corporation is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and has determined that the provisions of ASU 2016-02 will result in an increase in assets to recognize the present value of the lease obligations (right-of-use assets) with a corresponding increase in liabilities. The initial measurement of the right-of-use asset and the corresponding liability will be affected by certain key assumptions such as expectations of renewals or extensions and the interest rate to be used to discount the future lease obligations. The Corporation is currently assessing its lease portfolio to determine the key assumptions and financial statement impact; however, the total impact of the new standard will be affected by any new leases that are executed, leases that are terminated prior to the effective date, and any leases with changes to key assumptions or expectations such as renewals and extensions, and discount rates.

In July 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. This standard expands the scope of Topic 718, Compensation – Stock Compensation to include share-based payment transactions for acquiring goods and services from nonemployees. This standard requires application of Topic 718 to nonemployee awards for specific guidance on inputs to an option pricing model and the attribution of costs (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments in the Update are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of this standard is not expected to have a material impact on the Corporation’s consolidated financial statements based on current circumstances.

Note 2-Securities

A summary of securities available-for-sale at June 30, 2018 and December 31, 2017 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof and investments in the obligations of states and municipalities. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At June 30, 2018, 83 percent of the fair value of the municipal bond portfolio was concentrated in the Commonwealth of Pennsylvania.

	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2018
Debt securities:
U.S. Treasury notes	$14,772	$0	$(1,068)	$13,704
U.S. agency	18,004	0	(1,160)	16,844
U.S. agency mortgage-backed, residential	76,659	62	(1,378)	75,343
State and municipal	49,029	88	(541)	48,576
Total debt securities	$158,464	$150	$(4,147)	$154,467
December 31, 2017
Debt securities:
U.S. Treasury notes	$14,758	$0	$(687)	$14,071
U.S. agency	18,015	0	(712)	17,303
U.S. agency mortgage-backed, residential	75,204	327	(356)	75,175
State and municipal	51,827	304	(89)	52,042
Total debt securities	$159,804	$631	$(1,844)	$158,591

The amortized cost and estimated fair value of debt securities at June 30, 2018 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$13,073	$13,098
Due after one year through five years	80,072	78,702
Due after five years through ten years	57,935	55,268
Due after ten years	7,384	7,399
Total debt securities	$158,464	$154,467

Gross realized gains and losses on sales of securities available-for-sale are shown below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2018	2017	2018	2017
Realized gains	$0	$63	$0	$63
Realized losses	0	0	0	0
Net gains	$0	$63	$0	$63

Securities, issued by agencies of the federal government, with a carrying value of $114,175,000 and $105,603,000 on June 30, 2018 and December 31, 2017, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at June 30, 2018 and December 31, 2017.

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
June 30, 2018
Debt securities:
U.S. Treasury notes	0	$0	$0	3	$13,704	$(1,068)	3	$13,704	$(1,068)
U.S. agency	0	0	0	5	16,844	(1,160)	5	16,844	(1,160)
U.S. agency mortgage-backed, residential	41	57,952	(1,127)	3	6,131	(251)	44	64,083	(1,378)
State and municipal	54	27,819	(391)	6	3,634	(150)	60	31,453	(541)
Total temporarily impaired debt securities, available-for-sale	95	$85,771	$(1,518)	17	$40,313	$(2,629)	112	$126,084	$(4,147)
December 31, 2017
Debt securities:
U.S. Treasury notes	0	$0	$0	3	$14,071	$(687)	3	$14,071	$(687)
U.S. agency	1	989	(12)	4	16,314	(700)	5	17,303	(712)
U.S. agency mortgage-backed, residential	25	43,329	(261)	2	5,051	(95)	27	48,380	(356)
State and municipal	27	12,171	(60)	5	3,277	(29)	32	15,448	(89)
Total temporarily impaired debt securities, available-for-sale	53	$56,489	$(333)	14	$38,713	$(1,511)	67	$95,202	$(1,844)

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

The Corporation believes that unrealized losses at June 30, 2018 were primarily the result of changes in market interest rates and that the Corporation has the ability to hold these investments for a time necessary to recover the amortized cost. Through June 30, 2018 the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

Note 3—Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of June 30, 2018 and December 31, 2017, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLBP”) and, to a lesser degree, Atlantic Community Bancshares, Inc. (“ACBI”), the parent company of Atlantic Community Bankers Bank (“ACBB”). Under the FHLBP’s Capital Plan member banks, including PeoplesBank, are required to maintain a minimum stock investment. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the periods ended June 30, 2018 and 2017. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended June 30, 2018 and 2017.

Note 4—Loans

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at June 30, 2018 and December 31, 2017. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance. Those industries representing the largest dollar investment and most risk are listed separately. The “Other” commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

	June 30,	% Total	December 31,	% Total
(dollars in thousands)	2018	Loans	2017	Loans
Builder & developer	$160,530	11.0	$184,402	13.2
Commercial real estate investor	226,218	15.4	230,827	16.5
Residential real estate investor	232,041	15.8	209,414	15.0
Hotel/Motel	75,531	5.2	63,195	4.5
Wholesale & retail	104,823	7.1	103,040	7.3
Manufacturing	79,450	5.4	62,510	4.5
Agriculture	65,476	4.5	59,931	4.3
Other	321,276	21.9	284,511	20.3
Total commercial related loans	1,265,345	86.3	1,197,830	85.6
Residential mortgages	80,393	5.5	79,325	5.6
Home equity	96,934	6.6	97,950	7.0
Other	23,224	1.6	24,659	1.8
Total consumer related loans	200,551	13.7	201,934	14.4
Total loans	$1,465,896	100.0	$1,399,764	100.0

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

The table below presents a summary of loan risk ratings by loan class at June 30, 2018 and December 31, 2017.

		Special
(dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total
June 30, 2018
Builder & developer	$157,711	$536	$195	$2,088	$160,530
Commercial real estate investor	218,742	362	6,059	1,055	226,218
Residential real estate investor	225,538	4,862	521	1,120	232,041
Hotel/Motel	75,531	0	0	0	75,531
Wholesale & retail	95,969	2,374	6,362	118	104,823
Manufacturing	75,426	574	3,450	0	79,450
Agriculture	61,996	3,186	0	294	65,476
Other	318,469	1,847	960	0	321,276
Total commercial related loans	1,229,382	13,741	17,547	4,675	1,265,345
Residential mortgage	80,147	8	84	154	80,393
Home equity	96,369	0	0	565	96,934
Other	22,974	25	9	216	23,224
Total consumer related loans	199,490	33	93	935	200,551
Total loans	$1,428,872	$13,774	$17,640	$5,610	$1,465,896

December 31, 2017
Builder & developer	$179,897	$1,832	$581	$2,092	$184,402
Commercial real estate investor	224,822	360	4,339	1,306	230,827
Residential real estate investor	204,139	4,065	711	499	209,414
Hotel/Motel	63,195	0	0	0	63,195
Wholesale & retail	95,128	254	7,658	0	103,040
Manufacturing	58,082	588	3,840	0	62,510
Agriculture	57,140	2,476	0	315	59,931
Other	283,086	507	918	0	284,511
Total commercial related loans	1,165,489	10,082	18,047	4,212	1,197,830
Residential mortgage	79,068	10	85	162	79,325
Home equity	97,498	0	0	452	97,950
Other	24,394	30	9	226	24,659
Total consumer related loans	200,960	40	94	840	201,934
Total loans	$1,366,449	$10,122	$18,141	$5,052	$1,399,764

Impaired Loans

The table below presents a summary of impaired loans at June 30, 2018 and December 31, 2017. Generally, impaired loans are certain loans risk rated substandard and all loans risk rated nonaccrual or classified as troubled debt restructurings. An allowance is established for individual loans that are commercial related where the Corporation has doubt as to full recovery of the outstanding principal balance. Typically, impaired consumer related loans are partially or fully charged-off eliminating the need for a specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for charge-offs.

	With No Allowance		With A Related Allowance			Total
	Recorded	Unpaid	Recorded	Unpaid	Related	Recorded	Unpaid
(dollars in thousands)	Investment	Principal	Investment	Principal	Allowance	Investment	Principal
June 30, 2018
Builder & developer	$2,283	$2,618	$0	$0	$0	$2,283	$2,618
Commercial real estate investor	7,114	7,129	0	0	0	7,114	7,129
Residential real estate investor	1,641	1,911	0	0	0	1,641	1,911
Hotel/Motel	0	0	0	0	0	0	0
Wholesale & retail	6,730	6,730	0	0	0	6,730	6,730
Manufacturing	3,450	3,450	0	0	0	3,450	3,450
Agriculture	294	294	0	0	0	294	294
Other commercial	960	960	0	0	0	960	960
Total impaired commercial related loans	22,472	23,092	0	0	0	22,472	23,092
Residential mortgage	238	262	0	0	0	238	262
Home equity	565	565	0	0	0	565	565
Other consumer	225	229	0	0	0	225	229
Total impaired consumer related loans	1,028	1,056	0	0	0	1,028	1,056
Total impaired loans	$23,500	$24,148	$0	$0	$0	$23,500	$24,148

December 31, 2017
Builder & developer	$2,673	$3,008	$0	$0	$0	$2,673	$3,008
Commercial real estate investor	4,585	4,601	1,060	1,060	243	5,645	5,661
Residential real estate investor	1,210	1,510	0	0	0	1,210	1,510
Hotel/Motel	0	0	0	0	0	0	0
Wholesale & retail	7,912	7,912	0	0	0	7,912	7,912
Manufacturing	3,840	3,840	0	0	0	3,840	3,840
Agriculture	315	315	0	0	0	315	315
Other commercial	918	918	0	0	0	918	918
Total impaired commercial related loans	21,453	22,104	1,060	1,060	243	22,513	23,164
Residential mortgage	247	276	0	0	0	247	276
Home equity	452	452	0	0	0	452	452
Other consumer	235	235	0	0	0	235	235
Total impaired consumer related loans	934	963	0	0	0	934	963
Total impaired loans	$22,387	$23,067	$1,060	$1,060	$243	$23,447	$24,127

The table below presents a summary of average impaired loans and related interest income that was included in net income for the three and six months ended June 30, 2018 and 2017.

	With No Related Allowance			With A Related Allowance			Total
	Average	Total	Cash Basis	Average	Total	Cash Basis	Average	Total	Cash Basis
	Recorded	Interest	Interest	Recorded	Interest	Interest	Recorded	Interest	Interest
(dollars in thousands)	Investment	Income	Income	Investment	Income	Income	Investment	Income	Income
Three months ended June 30, 2018
Builder & developer	$2,291	$5	$0	$0	$0	$0	$2,291	$5	$0
Commercial real estate investor	5,817	75	3	0	0	0	5,817	75	3
Residential real estate investor	1,582	8	2	0	0	0	1,582	8	2
Hotel/Motel	0	0	0	0	0	0	0	0	0
Wholesale & retail	6,501	90	0	0	0	0	6,501	90	0
Manufacturing	3,557	92	0	0	0	0	3,557	92	0
Agriculture	367	0	0	0	0	0	367	0	0
Other commercial	1,045	16	0	0	0	0	1,045	16	0
Total impaired commercial related loans	21,160	286	5	0	0	0	21,160	286	5
Residential mortgage	257	1	0	0	0	0	257	1	0
Home equity	511	9	9	0	0	0	511	9	9
Other consumer	229	4	4	0	0	0	229	4	4
Total impaired consumer related loans	997	14	13	0	0	0	997	14	13
Total impaired loans	$22,157	$300	$18	$0	$0	$0	$22,157	$300	$18

Three months ended June 30, 2017
Builder & developer	$3,029	$48	$0	$2,336	$0	$0	$5,365	$48	$0
Commercial real estate investor	5,292	60	4	0	0	0	5,292	60	4
Residential real estate investor	1,411	12	2	460	0	0	1,871	12	2
Hotel/Motel	0	0	0	18	0	0	18	0	0
Wholesale & retail	6,743	80	0	0	0	0	6,743	80	0
Manufacturing	2,869	76	0	1,250	18	0	4,119	94	0
Agriculture	0	0	0	344	0	0	344	0	0
Other commercial	1,160	14	0	183	0	0	1,343	14	0
Total impaired commercial related loans	20,504	290	6	4,591	18	0	25,095	308	6
Residential mortgage	93	0	0	0	0	0	93	0	0
Home equity	393	4	4	0	0	0	393	4	4
Other consumer	290	4	4	0	0	0	290	4	4
Total impaired consumer related loans	776	8	8	0	0	0	776	8	8
Total impaired loans	$21,280	$298	$14	$4,591	$18	$0	$25,871	$316	$14

	With No Related Allowance			With A Related Allowance			Total
	Average	Total	Cash Basis	Average	Total	Cash Basis	Average	Total	Cash Basis
	Recorded	Interest	Interest	Recorded	Interest	Interest	Recorded	Interest	Interest
(dollars in thousands)	Investment	Income	Income	Investment	Income	Income	Investment	Income	Income
Six months ended June 30, 2018
Builder & developer	$2,418	$11	$0	$0	$0	$0	$2,418	$11	$0
Commercial real estate investor	5,406	135	7	0	0	0	5,406	135	7
Residential real estate investor	1,458	20	5	0	0	0	1,458	20	5
Hotel/Motel	0	0	0	0	0	0	0	0	0
Wholesale & retail	6,972	190	0	0	0	0	6,972	190	0
Manufacturing	3,652	183	0	0	0	0	3,652	183	0
Agriculture	350	1	0	0	0	0	350	1	0
Other commercial	1,002	31	0	0	0	0	1,002	31	0
Total impaired commercial related loans	21,258	571	12	0	0	0	21,258	571	12
Residential mortgage	253	1	0	0	0	0	253	1	0
Home equity	491	11	11	0	0	0	491	11	11
Other consumer	231	9	9	0	0	0	231	9	9
Total impaired consumer related loans	975	21	20	0	0	0	975	21	20
Total impaired loans	$22,233	$592	$32	$0	$0	$0	$22,233	$592	$32

Six months ended June 30, 2017
Builder & developer	$3,189	$101	$0	$1,685	$0	$0	$4,874	$101	$0
Commercial real estate investor	5,492	123	11	0	0	0	5,492	123	11
Residential real estate investor	1,409	27	7	406	0	0	1,815	27	7
Hotel/Motel	120	0	0	12	0	0	132	0	0
Wholesale & retail	4,582	83	0	0	0	0	4,582	83	0
Manufacturing	2,117	86	0	833	18	0	2,950	104	0
Agriculture	189	0	0	350	0	0	539	0	0
Other commercial	1,094	27	0	183	0	0	1,277	27	0
Total impaired commercial related loans	18,192	447	18	3,469	18	0	21,661	465	18
Residential mortgage	109	0	0	0	0	0	109	0	0
Home equity	343	4	4	0	0	0	343	4	4
Other consumer	251	6	6	0	0	0	251	6	6
Total impaired consumer related loans	703	10	10	0	0	0	703	10	10
Total impaired loans	$18,895	$457	$28	$3,469	$18	$0	$22,364	$475	$28

Past Due and Nonaccrual

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule that shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at June 30, 2018 and December 31, 2017.

			≥ 90 Days
	30-59	60-89	Past Due		Total Past
	Days	Days	and		Due and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Loans
June 30, 2018
Builder & developer	$257	$0	$0	$2,088	$2,345	$158,185	$160,530
Commercial real estate investor	600	362	0	1,055	2,017	224,201	226,218
Residential real estate investor	212	501	0	1,120	1,833	230,208	232,041
Hotel/Motel	0	0	0	0	0	75,531	75,531
Wholesale & retail	0	0	0	118	118	104,705	104,823
Manufacturing	0	0	0	0	0	79,450	79,450
Agriculture	324	70	0	294	688	64,788	65,476
Other	3,688	0	0	0	3,688	317,588	321,276
Total commercial related loans	5,081	933	0	4,675	10,689	1,254,656	1,265,345
Residential mortgage	477	321	68	154	1,020	79,373	80,393
Home equity	163	56	0	565	784	96,150	96,934
Other	107	6	8	216	337	22,887	23,224
Total consumer related loans	747	383	76	935	2,141	198,410	200,551
Total loans	$5,828	$1,316	$76	$5,610	$12,830	$1,453,066	$1,465,896

December 31, 2017
Builder & developer	$615	$26	$0	$2,092	$2,733	$181,669	$184,402
Commercial real estate investor	0	0	0	1,306	1,306	229,521	230,827
Residential real estate investor	347	0	0	499	846	208,568	209,414
Hotel/Motel	0	0	0	0	0	63,195	63,195
Wholesale & retail	0	0	0	0	0	103,040	103,040
Manufacturing	0	0	0	0	0	62,510	62,510
Agriculture	0	137	0	315	452	59,479	59,931
Other	203	117	0	0	320	284,191	284,511
Total commercial related loans	1,165	280	0	4,212	5,657	1,192,173	1,197,830
Residential mortgage	392	72	67	162	693	78,632	79,325
Home equity	264	5	0	452	721	97,229	97,950
Other	123	5	9	226	363	24,296	24,659
Total consumer related loans	779	82	76	840	1,777	200,157	201,934
Total loans	$1,944	$362	$76	$5,052	$7,434	$1,392,330	$1,399,764

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

The table below shows loans whose terms have been modified under TDRs during the three and six months ended June 30, 2018 and 2017. There were no impairment losses recognized on any of these TDRs, and they are all performing under their modified terms. There were no defaults during the three and six months ended June 30, 2018 for TDRs entered into during the previous 12 month period.

	Modifications
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Recorded
	of	Recorded	Recorded	Investment
(dollars in thousands)	Contracts	Investments	Investments	at Period End
Three months ended:

June 30, 2018
Commercial related loans accruing	1	$150	$150	$139

June 30, 2017
None

Six months ended:

June 30, 2018
Commercial related loans accruing	1	$150	$150	$139

June 30, 2017
None

NOTE 5 – Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the three and six months ended June 30, 2018 and 2017.

	Allowance for Loan Losses
	April 1, 2018				June 30, 2018
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,977	$0	$0	$(78)	$2,899
Commercial real estate investor	2,788	0	0	(93)	2,695
Residential real estate investor	2,539	(1)	71	(185)	2,424
Hotel/Motel	759	0	0	5	764
Wholesale & retail	925	0	1	12	938
Manufacturing	542	0	0	103	645
Agriculture	449	0	0	22	471
Other commercial	2,715	0	0	240	2,955
Total commercial related loans	13,694	(1)	72	26	13,791
Residential mortgage	114	(10)	1	9	114
Home equity	204	0	0	(1)	203
Other consumer	152	(88)	7	121	192
Total consumer related loans	470	(98)	8	129	509
Unallocated	2,702	0	0	145	2,847
Total	$16,866	$(99)	$80	$300	$17,147

	Allowance for Loan Losses
	April 1, 2017				June 30, 2017
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,658	$0	$2	$851	$3,511
Commercial real estate investor	3,007	0	0	66	3,073
Residential real estate investor	2,509	(110)	3	56	2,458
Hotel/Motel	747	(36)	36	(85)	662
Wholesale & retail	829	0	0	16	845
Manufacturing	789	0	0	117	906
Agriculture	663	0	0	10	673
Other commercial	2,526	0	0	(92)	2,434
Total commercial related loans	13,728	(146)	41	939	14,562
Residential mortgage	88	0	0	6	94
Home equity	182	0	0	0	182
Other consumer	76	(10)	1	6	73
Total consumer related loans	346	(10)	1	12	349
Unallocated	1,630	0	0	(126)	1,504
Total	$15,704	$(156)	$42	$825	$16,415

	Allowance for Loan Losses
	January 1, 2018				June 30, 2018
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$3,388	$0	$18	$(507)	$2,899
Commercial real estate investor	3,013	0	0	(318)	2,695
Residential real estate investor	2,505	(1)	74	(154)	2,424
Hotel/Motel	637	0	0	127	764
Wholesale & retail	909	0	2	27	938
Manufacturing	592	0	0	53	645
Agriculture	431	0	0	40	471
Other commercial	2,643	0	0	312	2,955
Total commercial related loans	14,118	(1)	94	(420)	13,791
Residential mortgage	108	(10)	1	15	114
Home equity	217	0	0	(14)	203
Other consumer	66	(136)	10	252	192
Total consumer related loans	391	(146)	11	253	509
Unallocated	2,180	0	0	667	2,847
Total	$16,689	$(147)	$105	$500	$17,147

	Allowance for Loan Losses
	January 1, 2017				June 30, 2017
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,384	$0	$2	$1,125	$3,511
Commercial real estate investor	2,870	0	0	203	3,073
Residential real estate investor	2,517	(110)	56	(5)	2,458
Hotel/Motel	807	(36)	36	(145)	662
Wholesale & retail	803	0	0	42	845
Manufacturing	307	0	0	599	906
Agriculture	619	0	0	54	673
Other commercial	2,467	0	0	(33)	2,434
Total commercial related loans	12,774	(146)	94	1,840	14,562
Residential mortgage	85	0	5	4	94
Home equity	179	0	0	3	182
Other consumer	193	(10)	5	(115)	73
Total consumer related loans	457	(10)	10	(108)	349
Unallocated	1,761	0	0	(257)	1,504
Total	$14,992	$(156)	$104	$1,475	$16,415

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment at June 30, 2018, December 31, 2017, and June 30, 2017.

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated For	Evaluated For		Evaluated For	Evaluated For
(dollars in thousands)	Impairment	Impairment	Balance	Impairment	Impairment	Balance
June 30, 2018
Builder & developer	$0	$2,899	$2,899	$2,283	$158,247	$160,530
Commercial real estate investor	0	2,695	2,695	7,114	219,104	226,218
Residential real estate investor	0	2,424	2,424	1,641	230,400	232,041
Hotel/Motel	0	764	764	0	75,531	75,531
Wholesale & retail	0	938	938	6,730	98,093	104,823
Manufacturing	0	645	645	3,450	76,000	79,450
Agriculture	0	471	471	294	65,182	65,476
Other commercial	0	2,955	2,955	960	320,316	321,276
Total commercial related	0	13,791	13,791	22,472	1,242,873	1,265,345
Residential mortgage	0	114	114	238	80,155	80,393
Home equity	0	203	203	565	96,369	96,934
Other consumer	0	192	192	225	22,999	23,224
Total consumer related	0	509	509	1,028	199,523	200,551
Unallocated	0	2,847	2,847	—	—	—
Total	$0	$17,147	$17,147	$23,500	$1,442,396	$1,465,896

December 31, 2017
Builder & developer	$0	$3,388	$3,388	$2,673	$181,729	$184,402
Commercial real estate investor	243	2,770	3,013	5,645	225,182	230,827
Residential real estate investor	0	2,505	2,505	1,210	208,204	209,414
Hotel/Motel	0	637	637	0	63,195	63,195
Wholesale & retail	0	909	909	7,912	95,128	103,040
Manufacturing	0	592	592	3,840	58,670	62,510
Agriculture	0	431	431	315	59,616	59,931
Other commercial	0	2,643	2,643	918	283,593	284,511
Total commercial related	243	13,875	14,118	22,513	1,175,317	1,197,830
Residential mortgage	0	108	108	247	79,078	79,325
Home equity	0	217	217	452	97,498	97,950
Other consumer	0	66	66	235	24,424	24,659
Total consumer related	0	391	391	934	201,000	201,934
Unallocated	0	2,180	2,180	—	—	—
Total	$243	$16,446	$16,689	$23,447	$1,376,317	$1,399,764

June 30, 2017
Builder & developer	$1,021	$2,490	$3,511	$7,287	$164,102	$171,389
Commercial real estate investor	0	3,073	3,073	5,820	249,307	255,127
Residential real estate investor	136	2,322	2,458	1,722	201,593	203,315
Hotel/Motel	0	662	662	0	65,581	65,581
Wholesale & retail	0	845	845	6,211	87,398	93,609
Manufacturing	400	506	906	5,015	48,685	53,700
Agriculture	263	410	673	337	56,687	57,024
Other commercial	82	2,352	2,434	1,411	255,811	257,222
Total commercial related	1,902	12,660	14,562	27,803	1,129,164	1,156,967
Residential mortgage	0	94	94	93	75,011	75,104
Home equity	0	182	182	390	93,739	94,129
Other consumer	0	73	73	282	27,166	27,448
Total consumer related	0	349	349	765	195,916	196,681
Unallocated	0	1,504	1,504	—	—	—
Total	$1,902	$14,513	$16,415	$28,568	$1,325,080	$1,353,648

Note 6—Deposits

The composition of deposits as of June 30, 2018 and December 31, 2017 is shown below. The aggregate amount of demand deposit overdrafts that were reclassified as loans were $117,000 at June 30, 2018, compared to $199,000 at December 31, 2017.

	June 30,	December 31,
(dollars in thousands)	2018	2017
Noninterest bearing demand	$259,745	$246,866
Interest Bearing Demand	168,971	157,903
Money market	471,181	447,425
Savings	88,866	86,292
Time deposits less than $100,000	265,216	260,482
Time deposits $100,000 to $250,000	139,960	135,242
Time deposits $250,000 or more	48,885	50,297
Total deposits	$1,442,824	$1,384,507

Note 7—Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. At June 30, 2018, the balance of securities sold under agreements to repurchase was $12,964,000 compared to $10,295,000 at December 31, 2017. At June 30, 2018, there were no other short-term borrowings compared to $10,200,000 at December 31, 2017.

The following table presents a summary of long-term debt as of June 30, 2018 and December 31, 2017. PeoplesBank’s long-term debt obligations to the FHLBP are fixed rate instruments. Under terms of a blanket collateral agreement with the FHLBP, the obligations are secured by FHLBP stock and PeoplesBank qualifying loan receivables, principally real estate secured loans.

	June 30,	December 31,
(dollars in thousands)	2018	2017
PeoplesBank’s obligations:
Federal Home Loan Bank of Pittsburgh (FHLBP)
Due March 2018, 1.17%	$0	$10,000
Due June 2018, 1.87%	0	5,000
Due June 2018, 1.41%	0	10,000
Due November 2018, 1.62%	5,000	5,000
Due December 2018, 1.60%	15,000	15,000
Due April 2019, 1.64%	10,000	10,000
Due June 2019, 1.64%	5,000	5,000
Due June 2019, 2.10%	5,000	5,000
Due December 2019, 1.89%	15,000	15,000
Due March 2020, 1.86%	10,000	10,000
Due June 2020, 1.87%	15,000	15,000
Due June 2020, 2.70%	10,000	0
Due June 2021, 2.14%	15,000	15,000
Due June 2021, 2.81%	10,000	0
Due May 2022, 2.98%	10,000	0
Total FHLBP	125,000	120,000
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 4.36%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 3.89% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Total long-term debt	$135,310	$130,310

At June 30, 2018 and December 31, 2017, municipal deposit letters of credit issued by the FHLBP on behalf of PeoplesBank naming applicable municipalities as beneficiaries were $42,000,000. The letters of credit took the place of securities pledged to the municipalities for their deposits maintained at PeoplesBank.

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

As of June 30, 2018, the Corporation and PeoplesBank met the minimum requirements of the Basel III framework, and PeoplesBank’s capital ratios exceeded the amount to be considered “well capitalized” as defined in the regulations. The table below provides a comparison of the Corporation’s and PeoplesBank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirement for the periods indicated.

			Minimum for		Well Capitalized
	Actual		Capital Adequacy (1)		Minimum (2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at June 30, 2018
Capital ratios:
Common equity Tier 1	$171,212	11.78%	$92,666	6.375%	n/a	n/a
Tier 1 risk based	181,212	12.47	114,470	7.875	n/a	n/a
Total risk based	198,359	13.65	143,542	9.875	n/a	n/a
Leverage	181,212	10.37	69,920	4.00	n/a	n/a

at December 31, 2017
Capital ratios:
Common equity Tier 1	$162,860	11.58%	$80,842	5.750%	n/a	n/a
Tier 1 risk based	172,860	12.29	101,932	7.250	n/a	n/a
Total risk based	189,549	13.48	130,051	9.250	n/a	n/a
Leverage	172,860	10.26	67,382	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at June 30, 2018
Capital ratios:
Common equity Tier 1	$177,166	12.22%	$92,452	6.375%	$94,264	6.50%
Tier 1 risk based	177,166	12.22	114,205	7.875	116,018	8.00
Total risk based	194,313	13.40	143,209	9.875	145,022	10.00
Leverage	177,166	10.16	69,779	4.00	87,224	5.00

at December 31, 2017
Capital ratios:
Common equity Tier 1	$168,879	12.04%	$80,630	5.750%	$91,147	6.50%
Tier 1 risk based	168,879	12.04	101,664	7.250	112,181	8.00
Total risk based	185,568	13.23	129,709	9.250	140,226	10.00
Leverage	168,879	10.05	67,234	4.00	84,043	5.00

(1) Minimum amounts and ratios as of June 30, 2018 include the third year phase in of the capital conservation buffer of 1.875 percent required by the Basel III framework. At December 31, 2017, the minimum amounts and ratios included the second year phase in of the capital conservation buffer of 1.25 percent required by the Basel III framework. The conservation buffer is to be phased in over a four year period beginning January 1, 2016, with the full 2.5 percent required as of January 1, 2019.

(2) To be “well capitalized” under the prompt corrective action provisions in the Basel III framework. “Well capitalized” applies to PeoplesBank only.

Note 9—Shareholders’ Equity

Authorized Shares

At the May 15, 2018 annual shareholder meeting, the shareholders of the Corporation approved a change in the Articles of Incorporation to increase the number of authorized shares of common stock from 15,000,000 to 30,000,000.

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

Note 11—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a client to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to clients.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $28,229,000 of standby letters of credit outstanding on June 30, 2018, compared to $23,603,000 on December 31, 2017. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of June 30, 2018 and December 31, 2017, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

		Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
(dollars in thousands)	Total	Identical Assets	Inputs	Inputs
June 30, 2018
Securities available-for-sale:
U.S. Treasury notes	$13,704	$13,704	$0	$0
U.S. agency	16,844	0	16,844	0
U.S. agency mortgage-backed, residential	75,343	0	75,343	0
State and municipal	48,576	0	48,576	0

December 31, 2017
Securities available-for-sale:
U.S. Treasury notes	$14,071	$14,071	$0	$0
U.S. agency	17,303	0	17,303	0
U.S. agency mortgage-backed, residential	75,175	0	75,175	0
State and municipal	52,042	0	52,042	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans

Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At June 30, 2018, the fair value of impaired loans with a valuation allowance or charge-off was $478,000, net of charge-offs of $475,000. At December 31, 2017 the fair value of impaired loans with a valuation allowance or charge-off was $1,331,000, net of valuation allowances of $243,000 and charge-offs of $506,000.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based on an independent third-party appraisal of the property or occasionally on a recent sales offer. At June 30, 2018 and December 31, 2017, there were no foreclosed real estate assets with a valuation allowance or write-down.

Mortgage Servicing Rights

Mortgage servicing rights are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. The fair value of servicing rights is based on the present value of estimated future cash flows on pools of mortgages stratified by rate and original time to maturity. Mortgage servicing rights are subsequently evaluated for impairment on a quarterly basis. Significant inputs to the valuation include expected cash flow, expected net servicing income, a cash flow discount rate and the expected life of the underlying loans. At June 30, 2018, the fair value of the mortgage servicing rights asset was $964,000. At December 31, 2017, the fair value of the mortgage servicing rights asset was $769,000.

		Fair Value Measurements
		(Level 1)		(Level 3)
		Quoted Prices in	(Level 2)	Significant Other
		Active Markets for	Significant Other	Unobservable
(dollars in thousands)	Total	Identical Assets	Observable Inputs	Inputs
June 30, 2018
Impaired loans	$478	$0	$0	$478
Mortgage servicing rights	964	0	0	964

December 31, 2017
Impaired loans	$1,331	$0	$0	$1,331
Mortgage servicing rights	769	0	0	769

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
(dollars in thousands)	Estimate	Techniques	Input	Range	Average
June 30, 2018
Impaired loans	$478	Appraisal (1)	Appraisal adjustments (2)	15% - 60%	46%
Mortgage servicing rights	964	Multiple of annual	Estimated prepayment speed	7.1% - 8.3%	7.4%
		service fee	based on rate and term
December 31, 2017
Impaired loans	$1,331	Appraisal (1)	Appraisal adjustments (2)	24% - 52%	38%
Mortgage servicing rights	769	Multiple of annual	Estimated prepayment speed	6.9% - 8.5%	7.6%
		service fee	based on rate and term

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

Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of the Corporation’s financial instruments as of June 30, 2018 and December 31, 2017:

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

Loans, net

The fair value of loans, for June 30, 2018, are estimated on an exit price basis incorporating discounts for such factors as credit, liquidity and marketability factors. This is not comparable with the fair values disclosed for December 31, 2017, which were based on an entrance price basis. For that date, fair values of variable rate loans that reprice frequently and with no significant change in credit risk were based on carrying values. The fair values of other loans as of that date were estimated using discounted cash flow analyses which used interest rates then being offered for loans with similar terms to borrowers of similar credit quality.

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

The following presents the carrying amounts and estimated fair values of the Corporation’s financial instruments as of June 30, 2018 and December 31, 2017.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices	Significant	Significant
			in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
(dollars in thousands)	Amount	Fair Value	Identical Assets	Inputs	Inputs
June 30, 2018
Financial assets
Cash and cash equivalents	$86,021	$86,021	$86,021	$0	$0
Securities available-for-sale	154,467	154,467	13,704	140,763	0
Restricted investment in bank stocks	6,522	6,522	0	6,522	0
Loans held for sale	2,794	2,918	0	2,918	0
Loans, net	1,448,749	1,426,027	0	0	1,426,027
Interest receivable	4,872	4,872	0	4,872	0
Mortgage servicing rights	808	964	0	0	964

Financial liabilities
Deposits	$1,442,824	$1,425,645	$0	$1,425,645	$0
Short-term borrowings	12,964	12,964	0	12,964	0
Long-term debt	135,310	132,619	0	123,907	8,712
Interest payable	751	751	0	751	0

Off-balance sheet instruments	0	0	0	0	0

December 31, 2017
Financial assets
Cash and cash equivalents	$79,524	$79,524	$79,524	$0	$0
Securities available-for-sale	158,591	158,591	14,071	144,520	0
Restricted investment in bank stocks	6,311	6,311	0	6,311	0
Loans held for sale	1,715	1,798	0	1,798	0
Loans, net	1,383,075	1,368,753	0	0	1,368,753
Interest receivable	4,968	4,968	0	4,968	0
Mortgage servicing rights	672	769	0	0	769

Financial liabilities
Deposits	$1,384,507	$1,369,008	$0	$1,369,008	$0
Short-term borrowings	20,495	20,495	0	20,495	0
Long-term debt	130,310	127,586	0	119,474	8,112
Interest payable	626	626	0	626	0

Off-balance sheet instruments	0	0	0	0	0

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

Gross amounts Not Offset in
		Gross	Net Amounts	the Statements of Condition
	Gross	Amounts	of Liabilities	Financial Instruments
	Amounts of	Offset in the	Presented in	U.S. agency		Cash
	Recognized	Statements	the Statements	mortgage-backed,		Collateral	Net
(dollars in thousands)	Liabilities	of Condition	of Condition	residential	U.S. agency	Pledged	Amount
June 30, 2018
Repurchase Agreements	$12,964	$0	$12,964	$(12,964)	$0	$0	$0

December 31, 2017
Repurchase Agreements	$10,295	$0	$10,295	$(10,295)	$0	$0	$0

As of June 30, 2018 and December 31, 2017, the carrying value of securities pledged in connection with repurchase agreements was $15,089,000 and $15,545,000, respectively.

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

Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017

Financial Highlights

The Corporation’s net income (earnings) was $6,054,000 for the quarter ended June 30, 2018, as compared to $3,685,000 for the quarter ended June 30, 2017, an increase of $2,369,000 or 64 percent.

●	Net interest income for the second quarter of 2018 increased $1,451,000 or 10 percent above the same period in 2017, primarily due to increased interest income from a higher volume of commercial loans in the second quarter of 2018 as compared to the second quarter of 2017.

●	The Corporation’s net interest margin (tax-equivalent basis) for the second quarter of 2018 was 3.89 percent, compared to 3.76 percent for the second quarter of 2017. The net interest margin expansion was a result of a change in the mix in interest earning assets and an increase in non-interest bearing demand deposits, which more than offset the increase in the volume and cost of interest-bearing liabilities.

●	The provision for loan losses was $300,000 for the second quarter of 2018, a $525,000 decrease as compared to a provision of $825,000 for the second quarter of 2017. The change in the provision for the second quarter of 2018 was primarily due to the decrease in reserves required for impaired loans as compared to the second quarter of 2017. The allowance as a percentage of total loans was 1.17 percent at June 30, 2018 as compared to 1.19 percent at December 31, 2017, and 1.21 percent at June 30, 2017.

●	Noninterest income for the second quarter of 2018 increased $700,000 or 25 percent compared to the second quarter of 2017. Several sources contributed to the rise in noninterest income, including increased gains on sales of loans, service charges on deposit accounts, trust and investment services fees, income from mutual fund, annuity and insurance sales and other income.

●	Noninterest expenses in the second quarter of 2018 were $456,000 or 4 percent higher than the second quarter of 2017. Higher personnel costs, which include compensation and benefit expenses, furniture and equipment expense, marketing, and external data processing accounted for a majority of the increase.

●	The provision for income taxes for the second quarter of 2018 decreased by $149,000 or 8 percent as compared to the second quarter of 2017 as a result of the new corporate tax rate of 21 percent enacted as part of the Tax Cuts and Jobs Act that became effective January 1, 2018.

The schedule below presents selected performance metrics for the second quarter of both 2018 and 2017. Per share computations include the effect of stock dividends, including the 5 percent stock dividend distributed in the fourth quarter of 2017.

	Three months ended
	June 30,
	2018	2017
Basic earnings per common share	$0.68	$0.41
Diluted earnings per common share	$0.67	$0.41
Cash dividend payout ratio	22.84%	30.90%
Return on average assets	1.39%	0.88%
Return on average equity	14.36%	9.16%
Net interest margin (tax equivalent basis)	3.89%	3.76%
Net overhead ratio	1.85%	2.01%
Efficiency ratio	58.73%	62.81%
Average equity to average assets	9.65%	9.65%

A more detailed analysis of the factors and trends affecting the Corporation’s earnings and financial position follows.

Income Statement Analysis

Net Interest Income

Unless otherwise noted, this section discusses interest income and interest expense amounts as reported in the Consolidated Statements of Income, which are not presented on a tax equivalent basis.

Net interest income for the quarter ended June 30, 2018 was $16,079,000, an increase of $1,451,000 or 10 percent compared to net interest income of $14,628,000 for the second quarter of 2017. The increase was primarily attributable to higher loan interest income. The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 3.89 percent for the second quarter of 2018 compared to the 3.76 percent for the second quarter of 2017.

Total interest income for the second quarter of 2018 totaled $19,834,000, an increase of $2,539,000 or 15 percent above the amount of total interest income for the second quarter of 2017. The change was primarily a result of a significant increase in loan income, partially offset by a decline in investment income.

Interest and dividend income on investments decreased $113,000 or 11 percent in the second quarter of 2018 compared to the same period in 2017. The average balance of the investment securities portfolio decreased $34,170,000 or 17 percent when comparing the second quarter of 2018 to the same period in 2017. The tax-equivalent yield on investments for the second quarter of 2018 was 2.49 percent or 1 basis point higher than the 2.48 percent experienced in the second quarter of 2017.

Interest income on loans increased $2,544,000 or 16 percent in the second quarter of 2018 compared to the same period in 2017. The average balance of outstanding loans, primarily commercial loans, increased approximately $116,017,000 or 9 percent comparing the second quarter of 2018 to the same period in 2017 which was the primary driver to the increase in interest income on loans. The tax-equivalent yield on loans for the second quarter 2018 was 5.17 percent or 31 basis points more than the 4.86 percent experienced in the second quarter of 2017.

Total interest expense for the second quarter of 2018 was $3,755,000, an increase of $1,088,000 or 41 percent as compared to total interest expense of $2,667,000 for the second quarter of 2017. The change was primarily the result of increases in the average volume and cost of deposits.

Interest expense on deposits increased $1,122,000 or 58 percent in the second quarter of 2018 compared to the same period in 2017. The average rate paid on interest-bearing deposits was 1.05 percent in the second quarter of 2018 or 34 basis points higher than the average rate paid of 0.71 percent in the second quarter of 2017. The average balance of interest-bearing deposits for the second quarter of 2018 increased by $79,391,000 or 7 percent compared to the second quarter of 2017. Also, the Corporation experienced favorable growth in noninterest-bearing deposits, with the average volume for the second quarter of 2018 increasing 17 percent to $250,734,000 as compared to $214,489,000 for the second quarter of 2017.

For the second quarter of 2018, interest expense on borrowings decreased $34,000 or 5 percent compared to the second quarter of 2017. Short-term borrowings consisting of repurchase agreements and other short-term borrowings averaged $11,945,000 for the second quarter of 2018, compared to an average balance of $49,556,000 for the second quarter of 2017. The rate on average short-term borrowings for the second quarter of 2018 was 0.60 percent, a decrease as compared to a rate of 0.81 percent for the second quarter of 2017. Long-term debt, primarily from the Federal Home Loan Bank of Pittsburgh (FHLBP), averaged $128,772,000 for the second quarter of 2018, compared to an average balance of $135,530,000 for the second quarter of 2017. For the second quarter of 2018, the rate on average long-term borrowings was 2.08 percent, an increase as compared to a rate of 1.83 percent for the second quarter of 2017.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended June 30,
		2018			2017
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$54,951	$250	1.82%	$54,399	$142	1.05%
Investment securities:
Taxable	113,789	663	2.34	139,355	735	2.12
Tax-exempt	48,093	343	2.86	56,697	477	3.37
Total investment securities	161,882	1,006	2.49	196,052	1,212	2.48

Loans:
Taxable (1)	1,433,433	18,525	5.18	1,316,505	15,976	4.87
Tax-exempt	16,890	151	3.59	17,801	190	4.28
Total loans	1,450,323	18,676	5.17	1,334,306	16,166	4.86
Total earning assets	1,667,156	19,932	4.80	1,584,757	17,520	4.43
Other assets (2)	80,033			82,478
Total assets	$1,747,189			$1,667,235
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$632,782	$1,358	0.86%	$582,382	$659	0.45%
Savings	89,015	22	0.10	89,581	22	0.10
Time	453,158	1,690	1.50	423,601	1,267	1.20
Total interest bearing deposits	1,174,955	3,070	1.05	1,095,564	1,948	0.71
Short-term borrowings	11,945	18	0.60	49,556	100	0.81
Long-term debt	128,772	667	2.08	135,530	619	1.83
Total interest bearing liabilities	1,315,672	3,755	1.14	1,280,650	2,667	0.84

Noninterest bearing deposits	250,734			214,489
Other liabilities	12,166			11,211
Shareholders’ equity	168,617			160,885

Total liabilities and
shareholders’ equity	$1,747,189			$1,667,235
Net interest income (tax equivalent basis)		$16,177			$14,853
Net interest margin (3)			3.89%			3.76%
Tax equivalent adjustment		(98)			(225)
Net interest income		$16,079			$14,628

(1)	Average balance includes average nonaccrual loans of $4,624,000 for 2018 and $3,429,000 for 2017.

Interest includes net loan fees of $904,000 for 2018 and $708,000 for 2017.

(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.

(3)	Net interest income (tax equivalent basis) annualized as a percentage of average earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended
	June 30,
	2018 vs. 2017
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$2	$106	$108
Investment securities:
Taxable	(133)	61	(72)
Tax-exempt	(73)	(61)	(134)
Loans:
Taxable	1,554	995	2,549
Tax-exempt	(10)	(29)	(39)
Total interest income	1,340	1,072	2,412
Interest Expense
Deposits:
Interest bearing demand	50	649	699
Savings	0	0	0
Time	88	335	423
Short-term borrowings	(83)	1	(82)
Long-term debt	(29)	77	48
Total interest expense	26	1,062	1,088
Net interest income	$1,314	$10	$1,324

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

The provision for loan losses is an expense charged to earnings to cover the estimated losses attributable to uncollected loans. The provision reflects management’s judgment of an appropriate level for the allowance for loan losses. The provision for loan losses was $300,000 for the second quarter of 2018, a $525,000 decrease as compared to a provision of $825,000 for the second quarter of 2017. The change in the provision for the second quarter in 2018 was primarily due to the decrease in reserves required for the impaired loans as compared to the second quarter of 2017. The provision for both periods supported adequate allowance for loan loss coverage considering several factors, including the Corporation’s continued commercial loan growth. The allowance as a percentage of total loans was 1.17 percent at June 30, 2018, as compared to 1.19 percent at December 31, 2017, and 1.21 percent at June 30, 2017.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 63.

Noninterest Income

The following table presents the components of total noninterest income for the second quarter of 2018, compared to the second quarter of 2017.

Table 3 - Noninterest income

	Three months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2018	2017	$	%

Trust and investment services fees	$781	$741	$40	5%
Income from mutual fund, annuity and insurance sales	237	195	42	22
Service charges on deposit accounts	1,195	1,051	144	14
Income from bank owned life insurance	241	250	(9)	(4)
Other income	531	261	270	103
Gain on sales of loans held for sale	558	282	276	98
Gain on sales of securities	0	63	(63)	(100)
Total noninterest income	$3,543	$2,843	$700	25%

The discussion that follows addresses changes in selected categories of noninterest income.

Service charges on deposits accounts—The $144,000 or 14 percent increase in service charges on deposit accounts was due to the higher volume of demand deposit accounts subject to fees and debit card transactions.

Other income—The $270,000 or 103 percent increase in other income was due to higher loan related income such as mortgage and SBA loan servicing income, letter of credit and referral fees and miscellaneous client based service charges such as wire transfer, gift card and credit card merchant fees.

Gain on sales of loans held for sale—The $276,000 or 98 percent increase in gain on sales of loans was due to the sale of a higher volume of the guaranteed portion of SBA loans to the secondary market.

Noninterest Expense

The following table presents the components of total noninterest expense for the second quarter of 2018, compared to the second quarter of 2017.

Table 4 - Noninterest expense

	Three months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2018	2017	$	%

Personnel	$6,884	$6,399	$485	8%
Occupancy of premises, net	825	807	18	2
Furniture and equipment	747	696	51	7
Postage, stationery and supplies	192	226	(34)	(15)
Professional and legal	143	173	(30)	(17)
Marketing	419	361	58	16
FDIC insurance	136	221	(85)	(38)
Debit card processing	296	271	25	9
Charitable donations	164	168	(4)	(2)
Telecommunications	144	200	(56)	(28)
External data processing	537	452	85	19
Foreclosed real estate including provision for losses	11	1	10	*nm
Other	1,125	1,192	(67)	(6)
Total noninterest expense	$11,623	$11,167	$456	4%

*nm – not meaningful

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $485,000 or 8 percent increase in personnel expense was largely due to the addition of new employees to support the Corporation’s business and consumer banking services in our Maryland and Pennsylvania markets and higher health insurance costs.

Furniture and equipment —The $51,000 or 7 percent increase was primarily related to higher software licenses and maintenance costs.

Marketing—The $58,000 or 16 percent increase in marketing expenses is attributed to an increase in advertising costs during the quarter as compared to the prior year.

FDIC insurance—The $85,000 or 38 percent decrease was a result of a lower assessment rate used to calculate the quarterly premiums.

Telecommunications—The $56,000 or 28 percent decrease was due to a change in network providers which provide a higher level of service for a lower cost.

External data processing—The $85,000 or 19 percent increase in external data processing expenses reflects increased reliance on outsourcing transaction processing to specialized vendors, which is typically performed on such vendors’ hosted and secure websites. Transaction volumes in both accounts and transactions year over year due to business expansion resulted in higher costs. The Corporation continues to expand and enhance electronic banking services provided to our clients which contributed to the increase in the expense.

Other—The $67,000 or 6 percent decrease in other expenses, which is comprised of many underlying expenses, is primarily due to the prior year including the cost of stock awards paid to the Corporation’s directors.

Provision for Income Taxes

The provision for income taxes for the second quarter of 2018 was $1,645,000, a decrease of $149,000 or 8 percent as compared to the second quarter of 2017. For the second quarter of 2018 the Corporation’s statutory federal income tax rate was 21 percent compared to 35 percent for the second quarter of 2017. The effective income tax rate was 21 percent and 33 percent for the quarters ended June 30, 2018 and 2017, respectively. The effective tax rate differs from the statutory tax rate due to the impact of certain elements with specific tax benefits, including tax-exempt income, such as income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance. Decreases in the provision for income taxes and effective tax rate were due to the new 21 percent corporate tax rate enacted as part of the Tax Cuts and Jobs Act that became effective January 1, 2018.

Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017

Financial Highlights

The Corporation’s net income (earnings) was $10,137,000 for the first six months of 2018 compared to $7,104,000 for the first six months of 2017, an increase of $3,033,000 or 43 percent.

●	Net interest income for the first six months of 2018 increased $2,736,000 or 10 percent above the first six months of 2017, primarily due to increased interest income from a higher volume of commercial loan growth over the previous twelve months.

●	The Corporation’s net interest margin (tax-equivalent basis) for the six months ended June 30, 2018 was 3.89 percent, compared to 3.78 percent for the first six months of 2017. The net interest margin expansion was a result of a change in the mix in interest earning assets and an increase in noninterest bearing demand deposits, which more than offset the increase in the volume and cost of interest bearing liabilities.

●	The provision for loan losses for the first six months of 2018 was $500,000 or a $975,000 decrease as compared to a provision of $1,475,000 for the first six months of 2017. The change in the provision for the first six months of 2018 was primarily due to a decrease in reserves required for the impaired loans as compared to the same period in 2017. The provision for both periods supported adequate allowance for loan loss coverage considering several factors, including the Corporation’s substantial growth in commercial loans. The allowance as a percentage of total loans was 1.17 percent at June 30, 2018, as compared to 1.19 percent at December 31, 2017, and 1.21 percent at June 30, 2017.

●	Noninterest income for the first six months of 2018 increased $1,236,000 or 22 percent ($1,299,000 or 24 percent excluding gain on sales of securities) compared to the first six months of 2017. Contributing to the rise in noninterest income were trust and investment services fees, income from mutual fund, annuity and insurance sales, service charges on deposits, gain on sales of loans and other income. Offsetting some of the increases was a decline in gain on sales of securities.

●	Noninterest expenses for the first six months of 2018 were $24,880,000 or 12 percent higher than the first six months of 2017. The increase was primarily attributable to higher personnel costs, furniture and equipment, marketing, debit card processing, charitable donations and external data processing costs. Offsetting some of the increases were declines in FDIC insurance fees and other expenses.

●	The provision for income taxes for the first six months of 2018 decreased $736,000 or 22 percent as compared to the first six months of 2017 as a result of the new corporate tax rate of 21 percent enacted as part of the Tax Cuts and Jobs Act that became effective January 1, 2018.

On June 30, 2018, the Corporation’s total assets were over $1.78 billion, an increase of 4 percent since December 31, 2017. The increase was attributed to loan growth, primarily in commercial loans.

The Corporation’s capital level remained sound as evidenced by regulatory capital ratios that exceed current regulatory requirements for well capitalized institutions. As of June 30, 2018, the Corporation’s capital calculations and ratios reflect full compliance with the Basel III regulatory capital framework, which became effective on January 1, 2015.

The schedule below presents selected performance metrics for the first six months of both 2018 and 2017. Per share computations include the effect of stock dividends, including the 5 percent common stock dividend distributed in the fourth quarter of 2017.

	Six months ended
	June 30,
	2018	2017
Basic earnings per common share	$1.14	$0.80
Diluted earnings per common share	$1.12	$0.79
Cash dividend payout ratio	27.26%	32.04%
Return on average assets	1.18%	0.87%
Return on average equity	12.13%	8.94%
Net interest margin (tax equivalent basis)	3.89%	3.78%
Net overhead ratio	2.11%	2.05%
Efficiency ratio	64.58%	63.67%
Average equity to average assets	9.73%	9.73%

A more detailed analysis of the factors and trends affecting the Corporation’s earnings and financial position follows.

Income Statement Analysis

Net Interest Income

Net interest income for the six months ending June 30, 2018 was $31,424,000, an increase of $2,736,000 or 10 percent compared to net interest income of $28,688,000 for the first six months of 2017. The increase was primarily attributable to higher loan interest income. The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 3.89 percent for the first six months of 2018, representing an increase compared to the 3.78 percent net interest margin for the first six months of 2017.

Total interest income for the first six months of 2018 totaled $38,427,000, an increase of $4,627,000 or 14 percent above the amount of total interest income for the first six months of 2017. The change was primarily a result of a significant increase in loan income, partially offset by a decline in investment income.

Interest income on loans increased $4,647,000 or 15 percent in the first six months of 2018 compared to the same period in 2017. The average balance of outstanding loans increased approximately $116,664,000 or 9 percent in the first six months of 2018 compared to the first six months of 2017, reflecting commercial loan growth over the past year.

Investment income for the first six months of 2018 decreased $201,000 or 10 percent compared to the first six months of 2017. The tax-equivalent yield on investments for the first six months of 2018 was 2.53 percent or 5 basis points higher than the 2.48 percent experienced during the first six months of 2017, as the yields on maturing investments were generally higher than those on investments purchased in the current lower interest rate environment.

Total interest expense for the first six months of 2018 was $7,003,000, an increase of $1,891,000 or 37 percent as compared to total interest expense of $5,112,000 for the first six months of 2017. The change in interest expense was primarily a result of an increase in the average volume and cost of deposits and long-term borrowings.

Interest expense on deposits increased $1,947,000 or 52 percent in the first six months of 2018 compared to the same period in 2017. The increase was due to both an increase in the costs of and growth in deposits. The average balance of interest-bearing deposits for the first six months of 2018, primarily in lower cost core deposits, increased by $80,460,000 or 7 percent compared to the average for the first six months of 2017. The average rate paid on interest-bearing deposits in the first six months of 2018 was 0.99 percent, an increase from the average rate of 0.70 percent paid on interest-bearing deposits during the first six months of 2017. Also, the Corporation experienced favorable growth in noninterest-bearing deposits, with the average volume for the first six months of 2018 increasing to $242,265,000, as compared to $206,554,000 for the first six months of 2017.

Interest expense on borrowings for the first six months of 2018 decreased $56,000 or 4 percent compared to the first six months of 2017, due to a decrease in volume of short-term borrowings and long-term debt which was partially offset by a higher cost of long-term debt. Outstanding long-term debt, consisting primarily of Federal Home Loan Bank of Pittsburgh (FHLBP) advances, averaged $127,824,000 for the first six months of 2018, compared to an average balance of approximately $130,669,000 for the same period of 2017. The rate on average long-term debt for the first six months of 2018 was 2.00 percent, an increase as compared to the rate of 1.80 percent for the same period of 2017.

Table 5-Average Balances and Interest Rates (tax equivalent basis)

	Six months ended June 30,
		2018			2017
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$44,027	$376	1.72%	$40,109	$195	0.98%
Investment securities:
Taxable	114,097	1,352	2.39	139,633	1,460	2.11
Tax-exempt	48,761	694	2.87	58,772	980	3.36
Total investment securities	162,858	2,046	2.53	198,405	2,440	2.48

Loans:
Taxable (1)	1,414,192	35,899	5.12	1,296,586	31,243	4.86
Tax-exempt	17,059	305	3.61	18,001	383	4.29
Total loans	1,431,251	36,204	5.10	1,314,587	31,626	4.85
Total earning assets	1,638,136	38,626	4.75	1,553,101	34,261	4.45
Other assets (2)	79,770			80,854
Total assets	$1,717,906			$1,633,955
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$620,983	$2,445	0.79%	$569,392	$1,234	0.44%
Savings	88,408	44	0.10	85,686	42	0.10
Time	449,338	3,213	1.44	423,191	2,479	1.18
Total interest bearing deposits	1,158,729	5,702	0.99	1,078,269	3,755	0.70
Short-term borrowings	11,005	33	0.60	47,935	192	0.81
Long-term debt	127,824	1,268	2.00	130,669	1,165	1.80
Total interest bearing liabilities	1,297,558	7,003	1.09	1,256,873	5,112	0.82

Noninterest bearing deposits	242,265			206,554
Other liabilities	10,993			11,586
Shareholders’ equity	167,090			158,942

Total liabilities and
shareholders’ equity	$1,717,906			$1,633,955
Net interest income (tax equivalent basis)		$31,623			$29,149
Net interest margin (3)			3.89%			3.78%
Tax equivalent adjustment		(199)			(461)
Net interest income		$31,424			$28,688

(1)	Average balance includes average nonaccrual loans of $4,468,000 for 2018 and $3,500,000 for 2017.

Interest includes net loan fees of $1,687,000 for 2018 and $1,378,000 for 2017.

(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.

(3)	Net interest income (tax equivalent basis) annualized as a percentage of average interest earning assets.

Table 6-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Six months ended
	June 30,
	2018 vs. 2017
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$19	$162	$181
Investment securities:
Taxable	(261)	153	(108)
Tax-exempt	(167)	(119)	(286)
Loans:
Taxable	3,003	1,653	4,656
Tax-exempt	(20)	(58)	(78)
Total interest income	2,574	1,791	4,365
Interest Expense
Deposits:
Interest bearing demand	101	1,110	1,211
Savings	2	0	2
Time	153	581	734
Short-term borrowings	(161)	2	(159)
Long-term debt	(24)	127	103
Total interest expense	71	1,820	1,891
Net interest income	$2,503	$(29)	$2,474

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

For the first six months of 2018, the provision for loan losses was $500,000, as compared to a provision of $1,475,000 for the first six months of 2017. The change in the provision for the first six months of 2018 was primarily due to the decrease in reserves required for the impaired loans as compared to the same period of 2017. The provision for both periods supported adequate allowance for loan loss coverage, including the Corporation’s substantial growth in commercial loans. For the first six months of 2018, net charge-offs and recoveries were comparable to the first six months of 2017. The allowance as a percentage of total loans was 1.17 percent at June 30, 2018, as compared to 1.19 percent at December 31, 2017, and 1.21 percent at June 30, 2017.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 63.

Noninterest Income

The following table presents the components of total noninterest income for the first six months of 2018, compared to the first six months of 2017.

Table 7 - Noninterest income

	Six months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2018	2017	$	%

Trust and investment services fees	$1,571	$1,400	$171	12%
Income from mutual fund, annuity and insurance sales	551	406	145	36
Service charges on deposit accounts	2,298	2,021	277	14
Income from bank owned life insurance	482	522	(40)	(8)
Other income	857	541	316	58
Gain on sales of loans held for sale	1,001	571	430	75
Gain on sales of securities	0	63	(63)	(100)
Total noninterest income	$6,760	$5,524	$1,236	22%

The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The $171,000 or 12 percent increase in trust and investment services fee income was a result of an increase in assets under management year over year related to new accounts and market returns.

Income from mutual fund, annuity and insurance sales—The $145,000 or 36 percent increase in income from the sale of mutual fund, annuity and insurance products by CVFA d/b/a PeoplesWealth Advisors was due to the higher volume of assets under management during the first six months of 2018 and a $74,000 fee received during the first quarter of 2018 associated with a one-time transaction associated with a 1031 exchange.

Service charges on deposit accounts—The $277,000 or 14 percent increase in service charge income on deposit accounts was due to a growth in the volume of deposit accounts subject to fees.

Other income—The $316,000 or 58 percent increase in other income was due to higher loan related income such as mortgage and SBA loan servicing income, letter of credit and referral fees and miscellaneous client based service charges such as wire transfer, gift card and credit card merchant and ATM fees.

Gain on sales of loans held for sale—The $430,000 or 75 percent increase in gains on sales of loans was due to the sale of a higher volume of the guaranteed portion of SBA loans to the secondary market.

Noninterest Expense

The following table presents the components of total noninterest expense for the first six months of 2018, compared to the first six months of 2017.

Table 8 - Noninterest expense

	Six months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2018	2017	$	%

Personnel	$14,696	$13,135	$1,561	12%
Occupancy of premises, net	1,696	1,678	18	1
Furniture and equipment	1,561	1,391	170	12
Postage, stationery and supplies	364	391	(27)	(7)
Professional and legal	323	322	1	0
Marketing	827	697	130	19
FDIC insurance	304	374	(70)	(19)
Debit card processing	584	486	98	20
Charitable donations	1,673	834	839	101
Telecommunications	381	404	(23)	(6)
External data processing	984	847	137	16
Foreclosed real estate including provision for (recovery of) losses	20	(28)	48	*nm
Other	1,467	1,699	(232)	(14)
Total noninterest expense	$24,880	$22,230	$2,650	12%

*nm – not meaningful

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $1,561,000 or 12 percent increase in personnel expense was due largely to the addition of new employees to support the Corporation’s business growth, severance costs incurred on the termination of an executive officer of PeoplesBank, one-time bonuses to non-executive officers and higher health insurance costs.

Furniture and equipment—The $170,000 or 12 percent increase was primarily related to higher software licenses and maintenance costs and computer hardware depreciation and maintenance costs.

Marketing—The $130,000 or 19 percent increase in marketing expenses was primarily due to timing of planned initiatives and campaigns during the year and new deposit account incentives.

FDIC insurance—The $70,000 or 19 percent decrease was a result of a lower assessment rate used to calculate the quarterly premiums.

Debit card processing—The $98,000 or 20 percent increase in debit card processing was a result of a higher assessment base and rate for card processing and a decrease in incentive credits received as compared to the prior year.

Charitable donations—The $839,000 or 101 percent increase in charitable contributions was primarily due to a donation to the recently formed PeoplesBank Charitable Foundation and an increase in donations that qualify for educational improvement tax credits which reduces Pennsylvania bank shares tax.

External data processing—The $137,000 or 16 percent increase in external data processing expenses reflects increased reliance on outsourcing transaction processing to specialized vendors, which is typically performed on such vendors’ hosted and secure websites. In addition, increased volumes in both accounts and transactions year over year due to business expansion resulted in higher costs. The Corporation continues to expand and enhance electronic banking services provided to our clients which contributed to the increase in the expense.

Other —The $232,000 or 14 percent decrease in other expenses, which is comprised of many underlying expenses, was primarily due to a decline in Pennsylvania bank shares tax resulting from increased donations eligible for tax credits in the current year and the prior year including the cost of stock awards paid to the Corporation’s directors.

Provision for Income Taxes

The provision for income taxes for the first six months of 2018 was $2,667,000, a decrease of $736,000 or 22 percent as compared to the first six months of 2017. For the first six months of 2018, the Corporation’s statutory federal income tax rate was 21 percent compared to 35 percent for the first six months of 2017. The effective income tax rate was 21 percent and 32 percent for the first six months ended June 30, 2018 and 2017, respectively. The effective tax rate differs from the statutory tax rate due to the impact of certain elements with specific tax benefits, including tax-exempt income, such as income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance. Decreases in the provision for income taxes and effective tax rate were due to the new 21 percent corporate tax rate enacted as part of the Tax Cuts and Jobs Act that became effective January 1, 2018.

Balance Sheet Review

Interest Bearing Deposits with Banks

On June 30, 2018, interest bearing deposits with banks totaled $65,181,000, an increase of $9,615,000 or 17 percent, compared to the level at year-end 2017. The increase was primarily the result of the growth in client deposits.

Investment Securities (Available-for-Sale)

The Corporation’s entire investment securities portfolio is classified available-for-sale, and is comprised primarily of interest-earning debt securities. The overall composition of the Corporation’s investment securities portfolio is provided in Note 2—Securities. On June 30, 2018, the fair value of investment securities available-for-sale totaled $154,467,000, which represented a decrease of $4,124,000 as compared to the fair value of investment securities at year-end 2017. Principal reductions from investment maturities and mortgage-backed security payments exceeded new investments during the first six months of 2018 and were redeployed in higher yielding loans.

Loans

On June 30, 2018, total loans, net of deferred fees, were $1.47 billion, which was $66,132,000 or 5 percent higher than the level at year-end 2017. This change in volume was due primarily to an increase in commercial loans, particularly within the residential real estate investor sector and the other sector, which reflected continued commercial loan demand in our markets. Commercial loans within the commercial real estate investor, residential real estate investor and builder & developer sectors each represented more than 10 percent of the total portfolio. The composition of the Corporation’s loan portfolio is provided in Note 4—Loans.

Deposits

Deposits are the Corporation’s principal source of funding for earning assets. On June 30, 2018, deposits totaled $1.44 billion, which reflected a $58,317,000 or 4 percent increase compared to the level at year-end 2017. Of the increase in total deposits, $12,879,000 was attributable to noninterest bearing deposits and $37,398,000 related to growth in interest bearing demand, money market and savings deposits. Time deposits increased $8,040,000 compared to the level at year-end 2017. The composition of the Corporation’s total deposit portfolio is provided in Note 6—Deposits.

Short-term Borrowings

Short-term borrowings, which consist of securities sold under agreements to repurchase (repurchase agreements), federal funds purchased, and other short-term borrowings, totaled $12,964,000 at June 30, 2018, which reflected a $7,531,000 or 37 percent decrease compared to the level at year-end 2017. The decrease was primarily attributed to a reduction of $10,200,000 in other short-term borrowings.

Long-term Debt

The Corporation uses long-term borrowings as a secondary funding source for asset growth and to manage interest rate risk. On June 30, 2018, long-term debt totaled $135,310,000 compared to $130,310,000 at year-end 2017. The $5,000,000 increase was due to $30,000,000 in new advances and $25,000,000 of maturities during the first six months of 2018. A listing of outstanding long-term debt obligations is provided in Note 7—Short-Term Borrowings and Long-Term Debt.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion and acquisitions, dividend policy and distributions, and regulatory mandates. The Corporation’s total shareholders’ equity was approximately $170,373,000 on June 30, 2018, an increase of approximately $6,154,000 or 4 percent, compared to the level at year-end 2017.

Cash Dividends on Stock

The Corporation has historically paid cash dividends on its stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other relevant factors. As recently announced, the Board of Directors declared a quarterly cash dividend of $0.155 per share on July 10, 2018, payable on August 14, 2018, to shareholders of record at the close of business on July 24, 2018. This cash dividend follows the $0.155 cash dividend distributed in May 2018.

Capital Adequacy

The Corporation and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. The regulatory capital measures for the Corporation and PeoplesBank as of June 30, 2018 and the minimum capital ratios established by regulators are set forth in Note 8—Regulatory Matters to the financial statements. We believe that both Codorus Valley and PeoplesBank were well capitalized on June 30, 2018.

Our capital adequacy as of June 30, 2018, reflects updated regulatory capital guidelines from the Board of Governors of the Federal Reserve System finalized rule which implemented the Basel III regulatory capital framework, and which became effective for the Corporation and PeoplesBank on January 1, 2015. Under the revised regulatory capital framework, minimum requirements increased both the quantity and quality of capital held by banking organizations. Additionally, a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5 percent and a common equity Tier 1 conservation buffer of risk-weighted assets applies to all supervised financial institutions. The rule also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent for all banks. The new rule also increases the risk weights for past-due loans, certain commercial real estate loans and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

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

Under the new rule as effective through the six months ending June 30, 2018, the Corporation and PeoplesBank had no regulatory dividend restrictions and remained well capitalized by all regulatory capital measures (see Note 8—Regulatory Matters to the financial statements). The Corporation plans to manage its capital adequacy to ensure continued compliance with the new capital rules.

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

Nonperforming Assets

Nonperforming assets, as shown in the table below, are asset categories that pose the greatest risk of loss. The level of nonperforming assets June 30, 2018 has increased by approximately $535,000 or 10 percent when compared to year-end 2017. The increase was primarily the result of an increase in non-accruing loans which was offset by a decrease in foreclosed real estate, net of allowance.

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

The paragraphs and table below address significant changes in the nonperforming asset categories as of June 30, 2018 compared to December 31, 2017.

Table 9 - Nonperforming Assets

	June 30,	December 31,
(dollars in thousands)	2018	2017

Nonaccrual loans	$5,610	$5,052
Accruing loans 90 days or more past due	76	76
Total nonperforming loans	5,686	5,128
Foreclosed real estate, net of allowance	193	216
Total nonperforming assets	$5,879	$5,344
Accruing troubled debt restructurings	$3,381	$3,344

Total period-end loans, net of deferred fees	$1,465,896	$1,399,764
Allowance for loan losses (ALL)	$17,147	$16,689
ALL as a % of total period-end loans	1.17%	1.19%
Annualized net charge-offs as a % of average total loans	0.01%	0.18%
ALL as a % of nonperforming loans	301.54%	325.48%
Nonperforming loans as a % of total period-end loans	0.39%	0.37%
Nonperforming assets as a % of total period-end loans and net foreclosed real estate	0.40%	0.38%
Nonperforming assets as a % of total period-end assets	0.33%	0.31%
Nonperforming assets as a % of total period-end shareholders’ equity	3.45%	3.25%

Nonperforming loans

Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due. We generally place a loan on nonaccrual status and cease accruing interest income (i.e., recognize interest income on a cash basis, as long as the loan is sufficiently collateralized) when loan payment performance is unsatisfactory and the loan is past due 90 days or more. A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all of the principal and interest amounts contractually due are current for at least six consecutive payments and future payments are reasonably assured. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. As of June 30, 2018, the nonperforming loan portfolio balance totaled $5,686,000, compared to $5,128,000 at year-end 2017. The increase of $558,000 was a result of the transfer of loans to non-accrual totaling $1,759,000 which was primarily offset by a pay-off of one non-accrual loan of approximately $1,060,000. For both periods, the nonperforming portfolio balance was comprised primarily of collateralized commercial loans.

Foreclosed Real Estate

Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank and is included in the Other Assets category on the Corporation’s balance sheet. The carrying amount of foreclosed real estate as of June 30, 2018, net of allowance, totaled $193,000 compared to $216,000 at year-end 2017. The decrease is attributable to the sale of a foreclosed property during 2018.

Troubled Debt Restructurings

Troubled debt restructurings pertain to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. As of June 30, 2018, the accruing troubled debt restructuring portfolio balance totaled $3,381,000, compared to $3,344,000 at year-end 2017. The $37,000 increase was the result of a modification to one loan with a principal balance of $150,000 during the second quarter 2018 which was offset by principal repayments of $103,000.

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

The following table presents an analysis of the activity in the allowance for loan losses for the six months ended June 30, 2018 and 2017:

Table 10 - Analysis of Allowance for Loan Losses

(dollars in thousands)	2018	2017
Balance-January 1,	$16,689	$14,992

Provision charged to operating expense	500	1,475

Loans charged off:
Commercial, financial and agricultural	1	146
Real estate - residential mortgages	10	0
Consumer and home equity	136	10
Total loans charged off	147	156
Recoveries:
Commercial, financial and agricultural	76	94
Real estate - construction and land development	18	0
Real estate - residential mortgages	1	5
Consumer and home equity	10	5
Total recoveries	105	104
Net charge-offs	42	52
Balance-June 30,	$17,147	$16,415

Ratios:
Allowance for loan losses as a % of total period-end loans	1.17%	1.21%
Annualized net charge-offs as a % of average total loans	0.01%	0.01%
Allowance for loan losses as a % of nonperforming loans	301.54%	227.24%

The allowance for loan losses increased $732,000 or 4 percent from June 30, 2017 to June 30, 2018. The increase in the allowance was primarily attributable to the $112,248,000 or 8 percent increase in loans, net of deferred fees, over the same 12 month period.

Net charge-offs for the first six months of 2018 were $42,000 compared to $52,000 for the same period of 2017. During the first six months of 2018, there were $147,000 of charge-offs as compared to $156,000 during the same period in 2017. The risks and uncertainties associated with weak economic and business conditions, or the erosion of real estate values may adversely affect our borrowers’ ability to service their loans, causing significant fluctuations in the level of charge-offs and provision expense from one period to another. The provision for loan losses for the first six months of 2018 was $500,000, compared to $1,475,000 for the same period of 2017. The allowance as a percentage of total loans was 1.17 percent at June 30, 2018, as compared to 1.19 percent at December 31, 2017 and 1.21 percent at June 30, 2017. The unallocated portion of the allowance was $2,847,000 or 17 percent of the total allowance as of June 30, 2018, as compared to $2,180,000 or 13 percent of the total allowance as of December 31, 2017.

Liquidity Risk Management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan clients, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, adequate liquidity provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are funds received from client loan payments, investment maturities and cash inflows from mortgage-backed securities, and the net proceeds of asset sales. The primary sources of liability liquidity are deposit growth, and funds obtained from short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At June 30, 2018, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $35,923,000 and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $370,263,000. The Corporation’s loan-to-deposit ratio was 102 percent as of June 30, 2018 and 2017 and 101 percent as of December 31, 2017.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on June 30, 2018, totaled $517,454,000 and consisted of $392,786,000 in unfunded commitments under existing loan facilities, $96,439,000 to grant new loans and $28,229,000 in letters of credit. Generally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Recent Legislative Developments

On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and
Consumer Protection Act (the “Act”), which was designed to ease certain restrictions imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Most of the changes made by the new Act can be grouped into five general areas: mortgage lending; certain regulatory relief for “community” banks; enhanced consumer protections in specific areas, including subjecting credit reporting agencies to additional requirements; certain regulatory relief for large financial institutions, including increasing the threshold at which institutions are classified a systemically important financial institutions (from $50 billion to $250 billion) and therefore subject to stricter oversight, and revising the rules for larger institution stress testing; and certain changes to federal securities regulations designed to promote capital formation. Some of the key provisions of the Act as it relates to community banks and bank holding companies include, but are not limited to: (i) designating mortgages held in portfolio as “qualified mortgages” for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidated assets of not less than 8% or more than 10%, and provide that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; and (vi) clarifying definitions pertaining to high volatility commercial real estate loans (HVCRE), which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings. The Corporation continues to analyze the changes implemented by the Act, but does not believe that such changes will materially impact the Corporation’s business, operations, or financial results.

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

The following table summarizes the expected impact of interest rate shocks on net interest income as well as the Corporation’s policy limits at each level. All scenarios were within policy limits at June 30, 2018.

Change in Interest Rates	Annual Change in Net	% Change in Net	% Change
(basis points)	Interest Income (in thousands)	Interest Income	Policy Limit
+100	$2,903	4.30%	(5.00)%
-100	$(2,892)	(4.28)%	(5.00)%

+200	$5,646	8.36%	(15.00)%
-200	$(5,700)	(8.44)%	(15.00)%

+300	$8,525	12.63%	(25.00)%

+400	$11,424	16.92%	(35.00)%

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Interim Treasurer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Interim Treasurer concluded that, as of June 30, 2018, the Corporation’s disclosure controls and procedures were effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in the Corporation’s internal control over financial reporting that occurred during the three and six months ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

The Corporation has a Share Repurchase Program (Program), which was authorized in 1995, and has been periodically amended, to permit the purchase of up to a maximum of 4.9 percent of the outstanding shares of the Corporation’s common stock at a price per share no greater than 200 percent of the latest quarterly published book value. No shares were repurchased in 2017 under the 1995 Program. On February 13, 2018, the Corporation cancelled the prior Program and authorized a new Share Repurchase Program (2018 Program), to permit the purchase of up to a maximum of 4.9 percent of the outstanding shares of the Corporation’s common stock at a price per share no greater than 150 percent of the latest quarterly published book value. For the six month period ended June 30, 2018 the Corporation had not acquired any of its common stock under the 2018 Program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

This Item 4 is not applicable to the Corporation.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit

Number	Description of Exhibit

3.1	Amended Articles of Incorporation – filed herewith.

3.2	Amended By-laws (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 12, 2016)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101	Financial statements from the Quarterly Report on Form 10-Q of Codorus Valley Bancorp, Inc. for the quarter ended June 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholder’s Equity, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Codorus Valley Bancorp, Inc.
(Registrant)

August 6, 2018	/s/ Larry J. Miller
Date	Larry J. Miller
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2018	/s/ Diane E. Baker
Date	Diane E. Baker, CPA
Interim Treasurer
(Principal Financial and Accounting Officer)