Form 10-Q
period 2018-09-30
CODORUS VALLEY BANCORP INC
filed 2018-11-08
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On October 26, 2018, 8,956,679 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.

Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
(dollars in thousands, except per share data)	2018	2017
Assets
Interest bearing deposits with banks	$60,421	$55,566
Cash and due from banks	24,927	23,958
Total cash and cash equivalents	85,348	79,524
Securities, available-for-sale	146,089	158,591
Restricted investment in bank stocks, at cost	6,122	6,311
Loans held for sale	3,795	1,715
Loans (net of deferred fees of $3,866 - 2018 and $4,039 - 2017)	1,494,027	1,399,764
Less-allowance for loan losses	(18,234)	(16,689)
Net loans	1,475,793	1,383,075
Premises and equipment, net	24,844	24,382
Goodwill	2,301	2,301
Other assets	56,479	53,306
Total assets	$1,800,771	$1,709,205

Liabilities
Deposits
Noninterest bearing	$258,816	$246,866
Interest bearing	1,211,443	1,137,641
Total deposits	1,470,259	1,384,507
Short-term borrowings	8,624	20,495
Long-term debt	135,310	130,310
Other liabilities	12,981	9,674
Total liabilities	1,627,174	1,544,986

Shareholders’ equity
Preferred stock, par value $2.50 per share;
1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, par value $2.50 per share; 30,000,000 shares authorized at
September 30, 2018 and 15,000,000 at December 31, 2017; shares issued:	23,504	22,265
8,954,157 at September 30, 2018 and 8,906,052 at December 31, 2017; and shares outstanding: 8,953,998 at September 30, 2018 and 8,906,052 at December 31, 2017
Additional paid-in capital	134,143	120,052
Retained earnings	19,880	22,860
Accumulated other comprehensive loss	(3,925)	(958)
Treasury stock, at cost; 159 shares at September 30, 2018	(5)	0
Total shareholders’ equity	173,597	164,219
Total liabilities and shareholders’ equity	$1,800,771	$1,709,205

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Income

Unaudited

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2018	2017	2018	2017
Interest income
Loans, including fees	$19,580	$16,997	$55,723	$48,493
Investment securities:
Taxable	568	620	1,702	1,922
Tax-exempt	261	297	817	946
Dividends	100	78	318	236
Other	287	71	663	266
Total interest income	20,796	18,063	59,223	51,863

Interest expense
Deposits	3,581	2,071	9,283	5,826
Federal funds purchased and other short-term borrowings	15	71	48	263
Long-term debt	768	629	2,036	1,794
Total interest expense	4,364	2,771	11,367	7,883
Net interest income	16,432	15,292	47,856	43,980
Provision for loan losses	1,300	2,100	1,800	3,575
Net interest income after provision for loan losses	15,132	13,192	46,056	40,405

Noninterest income
Trust and investment services fees	818	738	2,389	2,138
Income from mutual fund, annuity and insurance sales	255	214	806	620
Service charges on deposit accounts	1,187	1,057	3,485	3,078
Income from bank owned life insurance	248	257	730	779
Other income	364	276	1,221	817
Gain on sales of loans held for sale	435	252	1,436	823
Gain on sales of securities	0	16	0	79
Total noninterest income	3,307	2,810	10,067	8,334

Noninterest expense
Personnel	7,159	6,366	21,855	19,501
Occupancy of premises, net	860	793	2,556	2,471
Furniture and equipment	701	724	2,262	2,115
Postage, stationery and supplies	196	181	560	572
Professional and legal	286	294	609	616
Marketing	373	459	1,200	1,156
FDIC insurance	189	163	493	537
Debit card processing	318	294	902	780
Charitable donations	119	148	1,792	982
Telecommunications	119	204	500	608
External data processing	579	405	1,563	1,252
Foreclosed real estate including provision for (recovery of) losses	13	10	33	(18)
Other	1,090	945	2,557	2,644
Total noninterest expense	12,002	10,986	36,882	33,216
Income before income taxes	6,437	5,016	19,241	15,523
Provision for income taxes	1,377	1,606	4,044	5,009
Net income	$5,060	$3,410	$15,197	$10,514
Net income per share, basic	$0.53	$0.37	$1.62	$1.13
Net income per share, diluted	$0.53	$0.36	$1.60	$1.11

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Comprehensive Income

Unaudited

	Three months ended
	September 30,
(dollars in thousands)	2018	2017
Net income	$5,060	$3,410
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding (losses) gains arising during the period (net of tax (benefit) expense of ($203) and $16, respectively)	(767)	30
Reclassification adjustment for (gains) included in net income (net of tax expense of $0 and $6, respectively) (a) (b)	0	(10)
Net unrealized (losses) gains	(767)	20
Comprehensive income	$4,293	$3,430

	Nine months ended
	September 30,
(dollars in thousands)	2018	2017
Net income	$15,197	$10,514
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding (losses) gains arising during the period (net of tax (benefit) expense of ($788) and $484, respectively)	(2,967)	899
Reclassification adjustment for (gains) included in net income (net of tax expense of $0 and $28, respectively) (a) (b)	0	(51)
Net unrealized (losses) gains	(2,967)	848
Comprehensive income	$12,230	$11,362

(a)	Amounts are included in net gain on sales of securities on the Consolidated Statements of Income within noninterest income.

(b)	Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Cash Flows

Unaudited

	Nine months ended
	September 30,
(dollars in thousands)	2018	2017
Cash flows from operating activities
Net income	$15,197	$10,514
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	1,780	1,755
Net amortization of premiums on securities	335	535
Amortization of deferred loan origination fees and costs	(1,264)	(1,128)
Provision for loan losses	1,800	3,575
Recovery of foreclosed real estate	0	(47)
Increase in bank owned life insurance	(730)	(779)
Originations of mortgage loans held for sale	(28,746)	(28,467)
Originations of SBA loans held for sale	(12,292)	(3,186)
Proceeds from sales of mortgage loans held for sale	29,744	27,682
Proceeds from sales of SBA loans held for sale	10,352	2,148
Gain on sales of mortgage loans held for sale	(718)	(694)
Gain on sales of SBA loans held for sale	(718)	(129)
Gain on disposal of premises and equipment	(11)	(8)
Gain on sales of securities, available-for-sale	0	(79)
Loss (gain) on sales of foreclosed real estate	3	(11)
Stock-based compensation	457	509
(Increase) decrease in interest receivable	(174)	173
Decrease (increase) in other assets	355	(1,640)
Increase in interest payable	239	127
Increase (decrease) in other liabilities	1,830	(63)
Net cash provided by operating activities	17,439	10,787
Cash flows from investing activities
Purchases of securities, available-for-sale	(10,946)	(10,669)
Maturities, repayments and calls of securities, available-for-sale	20,616	33,233
Sales of securities, available-for-sale	0	5,692
Net decrease (increase) in restricted investment in bank stock	189	(98)
Net increase in loans made to customers	(94,963)	(129,600)
Purchases of premises and equipment	(2,231)	(1,275)
Investment in bank owned life insurance	(7)	(4,007)
Proceeds from sales of foreclosed real estate	155	452
Net cash used in investing activities	(87,187)	(106,272)
Cash flows from financing activities
Net increase in demand and savings deposits	69,510	60,564
Net increase (decrease) in time deposits	16,242	(1,969)
Net decrease in short-term borrowings	(11,871)	(24,713)
Proceeds from issuance of long-term debt	30,000	10,000
Repayment of long-term debt	(25,000)	0
Cash dividends paid to shareholders	(4,151)	(3,418)
Issuance of stock	842	644
Net cash provided by financing activities	75,572	41,108
Net increase (decrease) in cash and cash equivalents	5,824	(54,377)
Cash and cash equivalents at beginning of year	79,524	74,032
Cash and cash equivalents at end of period	$85,348	$19,655

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Unaudited

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Stock	Capital	Earnings	Loss	Stock	Total

Balance, January 1, 2018	$0	$22,265	$120,052	$22,860	$(958)	$0	$164,219
Net income				15,197			15,197
Other comprehensive loss, net of tax					(2,967)		(2,967)
Cash dividends ($0.443 per share, adjusted)				(4,151)			(4,151)
5% stock dividend, 447,700 shares at fair value		1,119	12,907	(14,026)			0
Stock-based compensation			457				457
Forfeiture of restricted stock and withheld shares			5			(75)	(70)
Issuance and reissuance of stock:
12,718 shares under the dividend reinvestment and stock purchase plan		31	322			57	410
30,535 shares under the stock option plan		70	305			9	384
4,217 shares of stock-based compensation awards		10	(10)				0
5,125 shares under employee stock purchase plan		9	105			4	118

Balance, September 30, 2018	$0	$23,504	$134,143	$19,880	$(3,925)	$(5)	$173,597

Balance, January 1, 2017	$0	$21,067	$106,102	$28,909	$(1,121)	$0	$154,957
Net income				10,514			10,514
Other comprehensive income, net of tax					848		848
Cash dividends ($0.368 per share, adjusted)				(3,418)			(3,418)
5% stock dividend, 423,053 shares at fair value		1,058	12,607	(13,665)			0
Stock-based compensation			509				509
Forfeiture of restricted stock			4			(9)	(5)
Issuance and reissuance of stock:
12,655 shares under the dividend reinvestment and stock purchase plan		32	317				349
11,397 shares under the stock option plan		28	157				185
7,037 shares of stock-based compensation awards		18	(18)				0
4,844 shares under employee stock purchase plan		8	103			4	115

Balance, September 30, 2017	$0	$22,211	$119,781	$22,340	$(273)	$(5)	$164,054

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

Codorus Valley Bancorp, Inc. (“Corporation” or “Codorus Valley”) is a one-bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (“PeoplesBank” or “Bank”). PeoplesBank operates three wholly-owned subsidiaries as of September 30, 2018. Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, which sells nondeposit investment products in Pennsylvania; SYC Settlement Services, Inc., which provides real estate settlement services and Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, which sells nondeposit investment products in Maryland. In addition, PeoplesBank may periodically create nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending the liquidation of these properties. PeoplesBank operates under a state charter and is subject to regulation by the Pennsylvania Department of Banking and Securities, and the Federal Deposit Insurance Corporation. The Corporation is subject to regulation by the Federal Reserve Board and the Pennsylvania Department of Banking and Securities.

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and a wholly-owned nonbank subsidiary, SYC Realty Company, Inc. SYC Realty was inactive during the period ended September 30, 2018. The accounts of CVB Statutory Trust No. 1 and No. 2 are not included in the consolidated financial statements as discussed in Note 7—Short-Term Borrowings and Long-Term Debt. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

These consolidated statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017.

The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of September 30, 2018 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

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

●	Changes in national and local economies and business conditions

●	Changes in the value of collateral for collateral dependent loans

●	Changes in the level of concentrations of credit

●	Changes in the volume and severity of classified and past due loans

●	Changes in the nature and volume of the portfolio

●	Changes in collection, charge-off, and recovery procedures

●	Changes in underwriting standards and loan terms

●	Changes in the quality of the loan review system

●	Changes in the experience/ability of lending management and key lending staff

●	Regulatory and legal regulations that could affect the level of credit losses

●	Other pertinent environmental factors

●	Impact of imposed and proposed tariffs

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

Banking regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to the Corporation. Based on an analysis of the loan portfolio, the Corporation believes that the level of the allowance for loan losses at September 30, 2018 is adequate.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in-substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, obtained from an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a write-down. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At September 30, 2018, there was $1,767,000 of foreclosed real estate, which included $32,000 of residential real estate, compared to $216,000, which included $96,000 of residential real estate, at December 31, 2017. Included within loans receivable as of September 30, 2018 was a recorded investment of $18,000 of consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

Mortgage Servicing Rights

The mortgage servicing rights (MSRs) associated with the sold loans are included in other assets on the consolidated balance sheets at an amount equal to the estimated fair value of the contractual rights to service the mortgage loans. The MSR asset is amortized as a reduction to servicing income. The MSR asset is evaluated periodically for impairment and carried at the lower of amortized cost or fair value. A third party calculates fair value by discounting the estimated cash flows from servicing income using a rate consistent with the risk associated with these assets and an expected life commensurate with the expected life of the underlying loans. In the event that the amortized cost of the MSR asset exceeds the fair value of the asset, a valuation allowance would be established through a charge against servicing income. Subsequent fair value evaluations may determine that impairment has been reduced or eliminated, in which case the valuation allowance would be reduced through a credit to earnings. At September 30, 2018, the balance of residential mortgage loans serviced for third parties was $94,004,000 compared to $70,780,000 at December 31, 2017.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Amortized cost:
Balance at beginning of period	$808	$492	$672	$324
Originations of mortgage servicing rights	104	77	297	277
Amortization expense	(36)	(20)	(93)	(52)
Balance at end of period	$876	$549	$876	$549

Goodwill and Core Deposit Intangible Assets

Goodwill arising from acquisitions is not amortized, but is subject to an annual impairment test. This test consists of a qualitative analysis. If the Corporation determines events or circumstances indicate that it is more likely than not that goodwill is impaired, a quantitative analysis must be completed. Analyses may also be performed between annual tests. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. The Corporation completes its annual goodwill impairment test on October 1st of each year. Based upon a qualitative analysis of goodwill, the Corporation concluded that the amount of recorded goodwill was not impaired as of October 1, 2018.

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

At September 30, 2018, the Corporation does not have any indicators of potential impairment of either goodwill or core deposit intangibles.

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

Per Share Data

All per share computations include the effect of stock dividends declared, including the 5 percent stock dividend declared on October 9, 2018. The computation of net income per share is provided in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Net income	$5,060	$3,410	$15,197	$10,514

Weighted average shares outstanding (basic)	9,398	9,325	9,379	9,308
Effect of dilutive stock options	107	103	96	105
Weighted average shares outstanding (diluted)	9,505	9,428	9,475	9,413

Basic earnings per share	$0.53	$0.37	$1.62	$1.13
Diluted earnings per share	$0.53	$0.36	$1.60	$1.11

Anti-dilutive stock options excluded from the
computation of earnings per share	1	0	2	0

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

Supplemental cash flow information is provided in the table below.

	Nine months ended
	September 30,
(dollars in thousands)	2018	2017
Cash paid during the period for:
Income taxes	$3,115	$6,425
Interest	$11,128	$7,756

Noncash investing activities:
Transfer of loans to foreclosed real estate	$1,709	$0
Transfer of loans held for sale to the held-to-maturity portfolio	$0	$228
Sale of foreclosed real estate through loans	$0	$2,310
Increase in other liabilities for purchase of securities settling after quarter end	$1,258	$0

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

In February 2016, the FASB issued ASU 2016-02, Leases and in July 2018 issued ASU 2018-10 and ASU 2018-11, Codification Improvements to Topic 842, Leases. From the lessee’s perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessees. From the lessor’s perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor doesn’t convey risks and rewards or control, an operating lease results. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Corporation is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements. The Corporation has determined that the provisions of ASU 2016-02 will result in an increase in assets to recognize the present value of the lease obligations (right-of-use assets) with a corresponding increase in liabilities. The initial measurement of the right-of-use asset and the corresponding liability will be affected by certain key assumptions such as expectations of renewals or extensions and the interest rate to be used to discount the future lease obligations. The Corporation is currently assessing its lease portfolio to determine the key assumptions and financial statement impact; however, the total impact of the new standard will be affected by any new leases that are executed, leases that are terminated prior to the effective date, and any leases with changes to key assumptions or expectations such as renewals and extensions, and discount rates. The adoption is not expected to have an overall material impact on the Corporation’s consolidated financial statements of income.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement. The amendments in this update modify the disclosure requirements in Topic 820, Fair Value Measurement. The following disclosure requirements were removed: the amount of and reasons for transfers between Level 1 and Level 2, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. The following disclosure requirements were modified: for investments in certain entities that calculate net asset value, and entity is required to disclose the timing of liquidation of investee’s assets and the amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The following disclosure requirements were added: the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The update is effective for fiscal years beginning after December 15, 2019. The Corporation is currently evaluating the impact of the adoption of this update on its disclosures.

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20). The amendments in this update remove disclosures that are no longer considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The update is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Corporation is currently evaluating the impact of the adoption of this update on its disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with those incurred to develop or obtain internal-use software. This standard requires application of Subtopic 350-40 to determine which costs to implement the service contract would be capitalized as an asset and which costs would be expensed. The amendments in the Update are effective for the years beginning after December 15, 2019. The Corporation is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

Note 2-Securities

A summary of securities available-for-sale at September 30, 2018 and December 31, 2017 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof and investments in the obligations of states and municipalities. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At September 30, 2018, 86 percent of the fair value of the municipal bond portfolio was concentrated in the Commonwealth of Pennsylvania.

	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2018
Debt securities:
U.S. Treasury notes	$14,779	$0	$(1,207)	$13,572
U.S. agency	16,000	0	(1,258)	14,742
U.S. agency mortgage-backed, residential	73,794	37	(1,765)	72,066
State and municipal	46,484	42	(817)	45,709
Total debt securities	$151,057	$79	$(5,047)	$146,089
December 31, 2017
Debt securities:
U.S. Treasury notes	$14,758	$0	$(687)	$14,071
U.S. agency	18,015	0	(712)	17,303
U.S. agency mortgage-backed, residential	75,204	327	(356)	75,175
State and municipal	51,827	304	(89)	52,042
Total debt securities	$159,804	$631	$(1,844)	$158,591

The amortized cost and estimated fair value of debt securities at September 30, 2018 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$9,013	$9,026
Due after one year through five years	88,647	86,107
Due after five years through ten years	44,759	42,323
Due after ten years	8,638	8,633
Total debt securities	$151,057	$146,089

Gross realized gains and losses on sales of securities available-for-sale are shown below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Realized gains	$0	$16	$0	$79
Realized losses	0	0	0	0
Net gains	$0	$16	$0	$79

Investment securities having a carrying value of $135,246,000 and $105,603,000 on September 30, 2018 and December 31, 2017, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at September 30, 2018 and December 31, 2017.

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
September 30, 2018
Debt securities:
U.S. Treasury notes	0	$0	$0	3	$13,572	$(1,207)	3	$13,572	$(1,207)
U.S. agency	0	0	0	4	14,742	(1,258)	4	14,742	(1,258)
U.S. agency mortgage-backed, residential	36	46,566	(1,107)	11	16,963	(658)	47	63,529	(1,765)
State and municipal	58	28,641	(517)	12	7,083	(300)	70	35,724	(817)
Total temporarily impaired debt securities, available-for-sale	94	$75,207	$(1,624)	30	$52,360	$(3,423)	124	$127,567	$(5,047)
December 31, 2017
Debt securities:
U.S. Treasury notes	0	$0	$0	3	$14,071	$(687)	3	$14,071	$(687)
U.S. agency	1	989	(12)	4	16,314	(700)	5	17,303	(712)
U.S. agency mortgage-backed, residential	25	43,329	(261)	2	5,051	(95)	27	48,380	(356)
State and municipal	27	12,171	(60)	5	3,277	(29)	32	15,448	(89)
Total temporarily impaired debt securities, available-for-sale	53	$56,489	$(333)	14	$38,713	$(1,511)	67	$95,202	$(1,844)

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

The Corporation believes that unrealized losses at September 30, 2018 were primarily the result of changes in market interest rates and that the Corporation has the ability to hold these investments for a time necessary to recover the amortized cost. Through September 30, 2018 the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

Note 3—Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of September 30, 2018 and December 31, 2017, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLBP”) and, to a lesser degree, Atlantic Community Bancshares, Inc. (“ACBI”), the parent company of Atlantic Community Bankers Bank (“ACBB”). Under the FHLBP’s Capital Plan member banks, including PeoplesBank, are required to maintain a minimum stock investment. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the periods ended September 30, 2018 and 2017. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended September 30, 2018 and 2017.

Note 4—Loans

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at September 30, 2018 and December 31, 2017. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance. Those industries representing the largest dollar investment and most risk are listed separately. The “Other” commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

	September 30,	% Total	December 31,	% Total
(dollars in thousands)	2018	Loans	2017	Loans
Builder & developer	$162,602	10.9	$184,402	13.2
Commercial real estate investor	219,424	14.7	230,827	16.5
Residential real estate investor	235,126	15.7	209,414	15.0
Hotel/Motel	86,815	5.8	63,195	4.5
Wholesale & retail	105,949	7.1	103,040	7.3
Manufacturing	84,441	5.7	62,510	4.5
Agriculture	65,520	4.4	59,931	4.3
Other	330,643	22.1	284,511	20.3
Total commercial related loans	1,290,520	86.4	1,197,830	85.6
Residential mortgages	82,763	5.5	79,325	5.6
Home equity	97,301	6.5	97,950	7.0
Other	23,443	1.6	24,659	1.8
Total consumer related loans	203,507	13.6	201,934	14.4
Total loans	$1,494,027	100.0	$1,399,764	100.0

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

The table below presents a summary of loan risk ratings by loan class at September 30, 2018 and December 31, 2017.

		Special
(dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total
September 30, 2018
Builder & developer	$161,351	$836	$415	$0	$162,602
Commercial real estate investor	214,458	0	4,365	601	219,424
Residential real estate investor	225,570	7,380	1,171	1,005	235,126
Hotel/Motel	86,815	0	0	0	86,815
Wholesale & retail	92,858	5,177	97	7,817	105,949
Manufacturing	80,629	568	1,375	1,869	84,441
Agriculture	61,656	3,203	374	287	65,520
Other	327,020	2,506	955	162	330,643
Total commercial related loans	1,250,357	19,670	8,752	11,741	1,290,520
Residential mortgage	82,206	7	83	467	82,763
Home equity	96,808	0	0	493	97,301
Other	23,198	3	9	233	23,443
Total consumer related loans	202,212	10	92	1,193	203,507
Total loans	$1,452,569	$19,680	$8,844	$12,934	$1,494,027

December 31, 2017
Builder & developer	$179,897	$1,832	$581	$2,092	$184,402
Commercial real estate investor	224,822	360	4,339	1,306	230,827
Residential real estate investor	204,139	4,065	711	499	209,414
Hotel/Motel	63,195	0	0	0	63,195
Wholesale & retail	95,128	254	7,658	0	103,040
Manufacturing	58,082	588	3,840	0	62,510
Agriculture	57,140	2,476	0	315	59,931
Other	283,086	507	918	0	284,511
Total commercial related loans	1,165,489	10,082	18,047	4,212	1,197,830
Residential mortgage	79,068	10	85	162	79,325
Home equity	97,498	0	0	452	97,950
Other	24,394	30	9	226	24,659
Total consumer related loans	200,960	40	94	840	201,934
Total loans	$1,366,449	$10,122	$18,141	$5,052	$1,399,764

Impaired Loans

The table below presents a summary of impaired loans at September 30, 2018 and December 31, 2017. Generally, impaired loans are certain loan risk rated substandard and all loans risk rated nonaccrual or classified as troubled debt restructuring. An allowance is established for individual loans that are commercial related where the Corporation has doubt as to full recovery of the outstanding principal balance. Typically, impaired consumer related loans are partially or fully charged-off eliminating the need for a specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for charge-offs.

	With No Allowance		With A Related Allowance			Total
	Recorded	Unpaid	Recorded	Unpaid	Related	Recorded	Unpaid
(dollars in thousands)	Investment	Principal	Investment	Principal	Allowance	Investment	Principal
September 30, 2018
Builder & developer	$277	$571	$138	$138	$51	$415	$709
Commercial real estate investor	4,966	4,966	0	0	0	4,966	4,966
Residential real estate investor	2,176	2,176	0	0	0	2,176	2,176
Hotel/Motel	0	0	0	0	0	0	0
Wholesale & retail	347	347	7,817	7,817	757	8,164	8,164
Manufacturing	1,393	1,393	1,851	1,851	539	3,244	3,244
Agriculture	661	661	0	0	0	661	661
Other commercial	1,117	1,117	0	0	0	1,117	1,117
Total impaired commercial related loans	10,937	11,231	9,806	9,806	1,347	20,743	21,037
Residential mortgage	550	574	0	0	0	550	574
Home equity	493	493	0	0	0	493	493
Other consumer	242	242	0	0	0	242	242
Total impaired consumer related loans	1,285	1,309	0	0	0	1,285	1,309
Total impaired loans	$12,222	$12,540	$9,806	$9,806	$1,347	$22,028	$22,346

December 31, 2017
Builder & developer	$2,673	$3,008	$0	$0	$0	$2,673	$3,008
Commercial real estate investor	4,585	4,601	1,060	1,060	243	5,645	5,661
Residential real estate investor	1,210	1,510	0	0	0	1,210	1,510
Hotel/Motel	0	0	0	0	0	0	0
Wholesale & retail	7,912	7,912	0	0	0	7,912	7,912
Manufacturing	3,840	3,840	0	0	0	3,840	3,840
Agriculture	315	315	0	0	0	315	315
Other commercial	918	918	0	0	0	918	918
Total impaired commercial related loans	21,453	22,104	1,060	1,060	243	22,513	23,164
Residential mortgage	247	276	0	0	0	247	276
Home equity	452	452	0	0	0	452	452
Other consumer	235	235	0	0	0	235	235
Total impaired consumer related loans	934	963	0	0	0	934	963
Total impaired loans	$22,387	$23,067	$1,060	$1,060	$243	$23,447	$24,127

The table below presents a summary of average impaired loans and related interest income that was included in net income for the three and nine months ended September 30, 2018 and 2017.

	With No Related Allowance			With A Related Allowance			Total
	Average	Total	Cash Basis	Average	Total	Cash Basis	Average	Total	Cash Basis
	Recorded	Interest	Interest	Recorded	Interest	Interest	Recorded	Interest	Interest
(dollars in thousands)	Investment	Income	Income	Investment	Income	Income	Investment	Income	Income
Three months ended September 30, 2018
Builder & developer	$1,280	$4	$0	$69	$2	$0	$1,349	$6	$0
Commercial real estate investor	6,040	75	7	0	0	0	6,040	75	7
Residential real estate investor	1,909	13	4	0	0	0	1,909	13	4
Hotel/Motel	0	0	0	0	0	0	0	0	0
Wholesale & retail	3,538	3	0	3,909	116	0	7,447	119	0
Manufacturing	2,422	23	0	925	69	0	3,347	92	0
Agriculture	477	3	0	0	0	0	477	3	0
Other commercial	1,039	17	1	0	0	0	1,039	17	1
Total impaired commercial related loans	16,705	138	12	4,903	187	0	21,608	325	12
Residential mortgage	394	16	15	0	0	0	394	16	15
Home equity	529	3	3	0	0	0	529	3	3
Other consumer	248	4	4	0	0	0	248	4	4
Total impaired consumer related loans	1,171	23	22	0	0	0	1,171	23	22
Total impaired loans	$17,876	$161	$34	$4,903	$187	$0	$22,779	$348	$34

Three months ended September 30, 2017
Builder & developer	$4,199	$48	$0	$2,336	$0	$0	$6,535	$48	$0
Commercial real estate investor	5,233	62	4	550	0	0	5,783	62	4
Residential real estate investor	1,420	12	2	299	0	0	1,719	12	2
Hotel/Motel	0	0	0	0	0	0	0	0	0
Wholesale & retail	6,628	90	0	0	0	0	6,628	90	0
Manufacturing	3,581	82	0	1,188	17	0	4,769	99	0
Agriculture	165	0	0	168	0	0	333	0	0
Other commercial	1,146	14	0	92	0	0	1,238	14	0
Total impaired commercial related loans	22,372	308	6	4,633	17	0	27,005	325	6
Residential mortgage	93	0	0	0	0	0	93	0	0
Home equity	375	3	3	0	0	0	375	3	3
Other consumer	293	0	0	0	0	0	293	0	0
Total impaired consumer related loans	761	3	3	0	0	0	761	3	3
Total impaired loans	$23,133	$311	$9	$4,633	$17	$0	$27,766	$328	$9

	With No Related Allowance			With A Related Allowance			Total
	Average	Total	Cash Basis	Average	Total	Cash Basis	Average	Total	Cash Basis
	Recorded	Interest	Interest	Recorded	Interest	Interest	Recorded	Interest	Interest
(dollars in thousands)	Investment	Income	Income	Investment	Income	Income	Investment	Income	Income
Nine months ended September 30, 2018
Builder & developer	$1,883	$10	$0	$35	$7	$0	$1,918	$17	$0
Commercial real estate investor	5,296	210	14	265	0	0	5,561	210	14
Residential real estate investor	1,637	33	9	0	0	0	1,637	33	9
Hotel/Motel	0	0	0	0	0	0	0	0	0
Wholesale & retail	5,316	8	0	1,954	301	0	7,270	309	0
Manufacturing	3,087	68	0	463	206	0	3,550	274	0
Agriculture	427	4	0	0	0	0	427	4	0
Other commercial	1,031	47	1	0	0	0	1,031	47	1
Total impaired commercial related loans	18,677	380	24	2,717	514	0	21,394	894	24
Residential mortgage	327	17	15	0	0	0	327	17	15
Home equity	492	15	14	0	0	0	492	15	14
Other consumer	242	13	13	0	0	0	242	13	13
Total impaired consumer related loans	1,061	45	42	0	0	0	1,061	45	42
Total impaired loans	$19,738	$425	$66	$2,717	$514	$0	$22,455	$939	$66

Nine months ended September 30, 2017
Builder & developer	$3,741	$149	$0	$1,360	$0	$0	$5,101	$149	$0
Commercial real estate investor	5,281	185	15	275	0	0	5,556	185	15
Residential real estate investor	1,411	38	9	379	0	0	1,790	38	9
Hotel/Motel	90	0	0	9	0	0	99	0	0
Wholesale & retail	5,198	174	0	0	0	0	5,198	174	0
Manufacturing	2,431	168	0	913	35	0	3,344	203	0
Agriculture	224	0	0	262	0	0	486	0	0
Other commercial	1,086	41	0	137	0	0	1,223	41	0
Total impaired commercial related loans	19,462	755	24	3,335	35	0	22,797	790	24
Residential mortgage	105	1	0	0	0	0	105	1	0
Home equity	348	7	7	0	0	0	348	7	7
Other consumer	264	6	5	0	0	0	264	6	5
Total impaired consumer related loans	717	14	12	0	0	0	717	14	12
Total impaired loans	$20,179	$769	$36	$3,335	$35	$0	$23,514	$804	$36

Past Due and Nonaccrual

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule that shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at September 30, 2018 and December 31, 2017.

			≥ 90 Days
	30-59	60-89	Past Due		Total Past
	Days	Days	and		Due and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Loans
September 30, 2018
Builder & developer	$550	$223	$118	$0	$891	$161,711	$162,602
Commercial real estate investor	1,828	0	0	601	2,429	216,995	219,424
Residential real estate investor	1,910	930	0	1,005	3,845	231,281	235,126
Hotel/Motel	0	0	0	0	0	86,815	86,815
Wholesale & retail	0	0	0	7,817	7,817	98,132	105,949
Manufacturing	0	0	0	1,869	1,869	82,572	84,441
Agriculture	0	17	0	287	304	65,216	65,520
Other	461	63	100	162	786	329,857	330,643
Total commercial related loans	4,749	1,233	218	11,741	17,941	1,272,579	1,290,520
Residential mortgage	364	11	67	467	909	81,854	82,763
Home equity	207	112	0	493	812	96,489	97,301
Other	116	78	8	233	435	23,008	23,443
Total consumer related loans	687	201	75	1,193	2,156	201,351	203,507
Total loans	$5,436	$1,434	$293	$12,934	$20,097	$1,473,930	$1,494,027

December 31, 2017
Builder & developer	$615	$26	$0	$2,092	$2,733	$181,669	$184,402
Commercial real estate investor	0	0	0	1,306	1,306	229,521	230,827
Residential real estate investor	347	0	0	499	846	208,568	209,414
Hotel/Motel	0	0	0	0	0	63,195	63,195
Wholesale & retail	0	0	0	0	0	103,040	103,040
Manufacturing	0	0	0	0	0	62,510	62,510
Agriculture	0	137	0	315	452	59,479	59,931
Other	203	117	0	0	320	284,191	284,511
Total commercial related loans	1,165	280	0	4,212	5,657	1,192,173	1,197,830
Residential mortgage	392	72	67	162	693	78,632	79,325
Home equity	264	5	0	452	721	97,229	97,950
Other	123	5	9	226	363	24,296	24,659
Total consumer related loans	779	82	76	840	1,777	200,157	201,934
Total loans	$1,944	$362	$76	$5,052	$7,434	$1,392,330	$1,399,764

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

The table below shows loans whose terms have been modified under TDRs during the three and nine months ended September 30, 2018 and 2017. There were no impairment losses recognized on any of these TDRs, and one of the loans modified in the third quarter of 2018 is not performing under their modified terms. There were no defaults during the three and nine months ended September 30, 2018 for TDRs entered into during the previous 12 month period.

	Modifications
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Recorded
	of	Recorded	Recorded	Investment
(dollars in thousands)	Contracts	Investments	Investments	at Period End
Three months ended:

September 30, 2018
Commercial related loans accruing	2	$1,114	$1,155	$1,154

September 30, 2017
None

Nine months ended:

September 30, 2018
Commercial related loans accruing	3	$1,264	$1,305	$1,293

September 30, 2017
None

NOTE 5 – Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the three and nine months ended September 30, 2018 and 2017.

	Allowance for Loan Losses
	July 1, 2018				September 30, 2018
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,899	$(144)	$41	$218	$3,014
Commercial real estate investor	2,695	0	0	49	2,744
Residential real estate investor	2,424	(1)	3	68	2,494
Hotel/Motel	764	0	0	46	810
Wholesale & retail	938	0	1	775	1,714
Manufacturing	645	0	0	681	1,326
Agriculture	471	0	0	76	547
Other commercial	2,955	0	18	(63)	2,910
Total commercial related loans	13,791	(145)	63	1,850	15,559
Residential mortgage	114	0	9	(1)	122
Home equity	203	(123)	0	203	283
Other consumer	192	(30)	13	(17)	158
Total consumer related loans	509	(153)	22	185	563
Unallocated	2,847	0	0	(735)	2,112
Total	$17,147	$(298)	$85	$1,300	$18,234

	Allowance for Loan Losses
	July 1, 2017				September 30, 2017
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$3,511	$(1,474)	$0	$1,913	$3,950
Commercial real estate investor	3,073	0	0	128	3,201
Residential real estate investor	2,458	0	3	71	2,532
Hotel/Motel	662	0	0	7	669
Wholesale & retail	845	0	0	34	879
Manufacturing	906	0	0	55	961
Agriculture	673	0	0	(257)	416
Other commercial	2,434	(68)	0	113	2,479
Total commercial related loans	14,562	(1,542)	3	2,064	15,087
Residential mortgage	94	0	0	11	105
Home equity	182	(137)	0	153	198
Other consumer	73	(51)	4	47	73
Total consumer related loans	349	(188)	4	211	376
Unallocated	1,504	0	0	(175)	1,329
Total	$16,415	$(1,730)	$7	$2,100	$16,792

	Allowance for Loan Losses
	January 1, 2018				September 30, 2018
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$3,388	$(144)	$59	$(289)	$3,014
Commercial real estate investor	3,013	0	0	(269)	2,744
Residential real estate investor	2,505	(2)	77	(86)	2,494
Hotel/Motel	637	0	0	173	810
Wholesale & retail	909	0	3	802	1,714
Manufacturing	592	0	0	734	1,326
Agriculture	431	0	0	116	547
Other commercial	2,643	0	18	249	2,910
Total commercial related loans	14,118	(146)	157	1,430	15,559
Residential mortgage	108	(10)	10	14	122
Home equity	217	(123)	0	189	283
Other consumer	66	(166)	23	235	158
Total consumer related loans	391	(299)	33	438	563
Unallocated	2,180	0	0	(68)	2,112
Total	$16,689	$(445)	$190	$1,800	$18,234

	Allowance for Loan Losses
	January 1, 2017				September 30, 2017
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,384	$(1,474)	$2	$3,038	$3,950
Commercial real estate investor	2,870	0	0	331	3,201
Residential real estate investor	2,517	(110)	59	66	2,532
Hotel/Motel	807	(36)	36	(138)	669
Wholesale & retail	803	0	0	76	879
Manufacturing	307	0	0	654	961
Agriculture	619	0	0	(203)	416
Other commercial	2,467	(68)	0	80	2,479
Total commercial related loans	12,774	(1,688)	97	3,904	15,087
Residential mortgage	85	0	5	15	105
Home equity	179	(137)	0	156	198
Other consumer	193	(61)	9	(68)	73
Total consumer related loans	457	(198)	14	103	376
Unallocated	1,761	0	0	(432)	1,329
Total	$14,992	$(1,886)	$111	$3,575	$16,792

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment at September 30, 2018, December 31, 2017, and September 30, 2017.

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated For	Evaluated For		Evaluated For	Evaluated For
(dollars in thousands)	Impairment	Impairment	Balance	Impairment	Impairment	Balance
September 30, 2018
Builder & developer	$51	$2,963	$3,014	$415	$162,187	$162,602
Commercial real estate investor	0	2,744	2,744	4,966	214,458	219,424
Residential real estate investor	0	2,494	2,494	2,176	232,950	235,126
Hotel/Motel	0	810	810	0	86,815	86,815
Wholesale & retail	757	957	1,714	8,164	97,785	105,949
Manufacturing	539	787	1,326	3,244	81,197	84,441
Agriculture	0	547	547	661	64,859	65,520
Other commercial	0	2,910	2,910	1,117	329,526	330,643
Total commercial related	1,347	14,212	15,559	20,743	1,269,777	1,290,520
Residential mortgage	0	122	122	550	82,213	82,763
Home equity	0	283	283	493	96,808	97,301
Other consumer	0	158	158	242	23,201	23,443
Total consumer related	0	563	563	1,285	202,222	203,507
Unallocated	0	2,112	2,112	—	—	—
Total	$1,347	$16,887	$18,234	$22,028	$1,471,999	$1,494,027

December 31, 2017
Builder & developer	$0	$3,388	$3,388	$2,673	$181,729	$184,402
Commercial real estate investor	243	2,770	3,013	5,645	225,182	230,827
Residential real estate investor	0	2,505	2,505	1,210	208,204	209,414
Hotel/Motel	0	637	637	0	63,195	63,195
Wholesale & retail	0	909	909	7,912	95,128	103,040
Manufacturing	0	592	592	3,840	58,670	62,510
Agriculture	0	431	431	315	59,616	59,931
Other commercial	0	2,643	2,643	918	283,593	284,511
Total commercial related	243	13,875	14,118	22,513	1,175,317	1,197,830
Residential mortgage	0	108	108	247	79,078	79,325
Home equity	0	217	217	452	97,498	97,950
Other consumer	0	66	66	235	24,424	24,659
Total consumer related	0	391	391	934	201,000	201,934
Unallocated	0	2,180	2,180	—	—	—
Total	$243	$16,446	$16,689	$23,447	$1,376,317	$1,399,764

September 30, 2017
Builder & developer	$200	$3,750	$3,950	$5,783	$190,828	$196,611
Commercial real estate investor	243	2,958	3,201	5,747	240,250	245,997
Residential real estate investor	154	2,378	2,532	1,716	209,732	211,448
Hotel/Motel	0	669	669	0	66,291	66,291
Wholesale & retail	0	879	879	7,046	91,327	98,373
Manufacturing	400	561	961	4,522	54,439	58,961
Agriculture	0	416	416	329	57,598	57,927
Other commercial	0	2,479	2,479	1,063	264,535	265,598
Total commercial related	997	14,090	15,087	26,206	1,175,000	1,201,206
Residential mortgage	0	105	105	93	79,895	79,988
Home equity	0	198	198	360	95,123	95,483
Other consumer	0	73	73	304	25,281	25,585
Total consumer related	0	376	376	757	200,299	201,056
Unallocated	0	1,329	1,329	—	—	—
Total	$997	$15,795	$16,792	$26,963	$1,375,299	$1,402,262

Note 6—Deposits

The composition of deposits as of September 30, 2018 and December 31, 2017 is shown below. The aggregate amount of demand deposit overdrafts that were reclassified as loans were $190,000 at September 30, 2018, compared to $199,000 at December 31, 2017.

	September 30,	December 31,
(dollars in thousands)	2018	2017
Noninterest bearing demand	$258,816	$246,866
Interest Bearing Demand	160,100	157,903
Money market	503,017	447,425
Savings	86,063	86,292
Time deposits less than $100,000	268,486	260,482
Time deposits $100,000 to $250,000	142,950	135,242
Time deposits $250,000 or more	50,827	50,297
Total deposits	$1,470,259	$1,384,507

Note 7—Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. At September 30, 2018, the balance of securities sold under agreements to repurchase was $8,624,000 compared to $10,295,000 at December 31, 2017. At September 30, 2018, there were no other short-term borrowings compared to $10,200,000 at December 31, 2017.

The following table presents a summary of long-term debt as of September 30, 2018 and December 31, 2017. PeoplesBank’s long-term debt obligations to the FHLBP are fixed rate instruments. Under terms of a blanket collateral agreement with the FHLBP, the obligations are secured by FHLBP stock and PeoplesBank qualifying loan receivables, principally real estate secured loans.

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
Due 2034, 4.35%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 3.88% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Total long-term debt	$135,310	$130,310

At September 30, 2018 and December 31, 2017, municipal deposit letters of credit issued by the FHLBP on behalf of PeoplesBank naming applicable municipalities as beneficiaries were $42,000,000. The letters of credit took the place of securities pledged to the municipalities for their deposits maintained at PeoplesBank.

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

As of September 30, 2018, the Corporation and PeoplesBank met the minimum requirements of the Basel III framework, and PeoplesBank’s capital ratios exceeded the amount to be considered “well capitalized” as defined in the regulations. The table below provides a comparison of the Corporation’s and PeoplesBank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirement for the periods indicated.

			Minimum for		Well Capitalized
	Actual		Capital Adequacy (1)		Minimum (2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at September 30, 2018
Capital ratios:
Common equity Tier 1	$175,204	11.82%	$94,493	6.375%	n/a	n/a
Tier 1 risk based	185,204	12.49	116,726	7.875	n/a	n/a
Total risk based	203,438	13.73	146,371	9.875	n/a	n/a
Leverage	185,204	10.39	71,335	4.00	n/a	n/a

at December 31, 2017
Capital ratios:
Common equity Tier 1	$162,860	11.58%	$80,842	5.750%	n/a	n/a
Tier 1 risk based	172,860	12.29	101,932	7.250	n/a	n/a
Total risk based	189,549	13.48	130,051	9.250	n/a	n/a
Leverage	172,860	10.26	67,382	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at September 30, 2018
Capital ratios:
Common equity Tier 1	$181,193	12.25%	$94,260	6.375%	$96,108	6.50%
Tier 1 risk based	181,193	12.25	116,439	7.875	118,287	8.00
Total risk based	199,427	13.49	146,011	9.875	147,859	10.00
Leverage	181,193	10.18	71,188	4.00	88,986	5.00

at December 31, 2017
Capital ratios:
Common equity Tier 1	$168,879	12.04%	$80,630	5.750%	$91,147	6.50%
Tier 1 risk based	168,879	12.04	101,664	7.250	112,181	8.00
Total risk based	185,568	13.23	129,709	9.250	140,226	10.00
Leverage	168,879	10.05	67,234	4.00	84,043	5.00

(1) Minimum amounts and ratios as of September 30, 2018 include the third year phase in of the capital conservation buffer of 1.875 percent required by the Basel III framework. At December 31, 2017, the minimum amounts and ratios included the second year phase in of the capital conservation buffer of 1.25 percent required by the Basel III framework. The conservation buffer is to be phased in over a four year period beginning January 1, 2016, with the full 2.5 percent required as of January 1, 2019.

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

Stock Dividend

Periodically, the Corporation distributes stock dividends on its stock. On October 9, 2018, the Corporation declared a 5 percent stock dividend payable on December 11, 2018, to shareholders of record at close of business on October 23, 2018. Distribution of this stock dividend will result in the issuance of approximately 447,700 additional shares. The Corporation distributed a 5 percent stock dividend on December 12, 2017 which resulted in the issuance of 422,439 additional shares.

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

Note 11—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a client to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to clients.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $27,564,000 of standby letters of credit outstanding on September 30, 2018, compared to $23,603,000 on December 31, 2017. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of September 30, 2018 and December 31, 2017, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
September 30, 2018
Securities available-for-sale:
U.S. Treasury notes	$13,572	$13,572	$0	$0
U.S. agency	14,742	0	14,742	0
U.S. agency mortgage-backed, residential	72,066	0	72,066	0
State and municipal	45,709	0	45,709	0

December 31, 2017
Securities available-for-sale:
U.S. Treasury notes	$14,071	$14,071	$0	$0
U.S. agency	17,303	0	17,303	0
U.S. agency mortgage-backed, residential	75,175	0	75,175	0
State and municipal	52,042	0	52,042	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans

Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At September 30, 2018, the fair value of impaired loans with a valuation allowance or charge-off was $8,683,000, net of valuation allowances of $1,347,000 and charge-offs of $159,000. At December 31, 2017 the fair value of impaired loans with a valuation allowance or charge-off was $1,331,000, net of valuation allowances of $243,000 and charge-offs of $506,000.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based on an independent third-party appraisal of the property or occasionally on a recent sales offer. At September 30, 2018 and December 31, 2017, there were no foreclosed real estate assets with a valuation allowance or write-down.

Mortgage Servicing Rights

Mortgage servicing rights are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. The fair value of servicing rights is based on the present value of estimated future cash flows on pools of mortgages stratified by rate and original time to maturity. Mortgage servicing rights are subsequently evaluated for impairment on a quarterly basis. Significant inputs to the valuation include expected cash flow, expected net servicing income, a cash flow discount rate and the expected life of the underlying loans. At September 30, 2018, the fair value of the mortgage servicing rights asset was $1,081,000. At December 31, 2017, the fair value of the mortgage servicing rights asset was $769,000.

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
September 30, 2018
Impaired loans	$8,683	$0	$0	$8,683
Mortgage servicing rights	1,081	0	0	1,081

December 31, 2017
Impaired loans	$1,331	$0	$0	$1,331
Mortgage servicing rights	769	0	0	769

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range	Weighted Average
September 30, 2018
Impaired loans	$311	Appraisal (1)	Appraisal adjustments (2)	15% - 25%	23%
Impaired loans	8,372	Financial statements (3)	Valuation adjustments (2)	0% - 52%	50%
Mortgage servicing rights	1,081	Multiple of annual	Estimated prepayment speed	7.2% - 8.3%	7.4%
		service fee	based on rate and term
December 31, 2017
Impaired loans	$1,331	Appraisal (1)	Appraisal adjustments (2)	24% - 52%	38%
Mortgage servicing rights	769	Multiple of annual	Estimated prepayment speed	6.9% - 8.5%	7.6%
		service fee	based on rate and term

(1)	Fair value is generally determined through independent appraisals, which generally include various level 3 inputs that are not identifiable.

(2)	Appraisals and financial statement amounts may be adjusted downward by the Corporation’s management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other adjustments are a percent of the appraisal or financial statement book value.

(3)	Internal financial statements provided by customers.

Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of the Corporation’s financial instruments as of September 30, 2018 and December 31, 2017:

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

Loans, net

The fair value of loans, for September 30, 2018, are estimated on an exit price basis incorporating adjustments for such factors as credit, liquidity and marketability factors. This is not comparable with the fair values disclosed for December 31, 2017, which were based on an entrance price basis. For that date, fair values of variable rate loans that reprice frequently and with no significant change in credit risk were based on carrying values. The fair values of other loans as of that date were estimated using discounted cash flow analyses which used interest rates then being offered for loans with similar terms to borrowers of similar credit quality.

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

The following presents the carrying amounts and estimated fair values of the Corporation’s financial instruments as of September 30, 2018 and December 31, 2017.

			Fair Value Estimates
(dollars in thousands)	Carrying Amount	Estimated Fair Value	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
September 30, 2018
Financial assets
Cash and cash equivalents	$85,348	$85,348	$85,348	$0	$0
Securities available-for-sale	146,089	146,089	13,572	132,517	0
Restricted investment in bank stocks	6,122	6,122	0	6,122	0
Loans held for sale	3,795	3,928	0	3,928	0
Loans, net	1,475,793	1,452,672	0	0	1,452,672
Interest receivable	5,142	5,142	0	5,142	0
Mortgage servicing rights	876	1,081	0	0	1,081

Financial liabilities
Deposits	$1,470,259	$1,452,587	$0	$1,452,587	$0
Short-term borrowings	8,624	8,624	0	8,624	0
Long-term debt	135,310	132,178	0	123,740	8,438
Interest payable	865	865	0	865	0

Off-balance sheet instruments	0	0	0	0	0

December 31, 2017
Financial assets
Cash and cash equivalents	$79,524	$79,524	$79,524	$0	$0
Securities available-for-sale	158,591	158,591	14,071	144,520	0
Restricted investment in bank stocks	6,311	6,311	0	6,311	0
Loans held for sale	1,715	1,798	0	1,798	0
Loans, net	1,383,075	1,368,753	0	0	1,368,753
Interest receivable	4,968	4,968	0	4,968	0
Mortgage servicing rights	672	769	0	0	769

Financial liabilities
Deposits	$1,384,507	$1,369,008	$0	$1,369,008	$0
Short-term borrowings	20,495	20,495	0	20,495	0
Long-term debt	130,310	127,586	0	119,474	8,112
Interest payable	626	626	0	626	0

Off-balance sheet instruments	0	0	0	0	0

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

Gross amounts Not Offset in
		Gross	Net Amounts	the Statements of Condition
	Gross	Amounts	of Liabilities	Financial Instruments
	Amounts of	Offset in the	Presented in	U.S. agency		Cash
	Recognized	Statements	the Statements	mortgage-backed,		Collateral	Net
(dollars in thousands)	Liabilities	of Condition	of Condition	residential	U.S. agency	Pledged	Amount
September 30, 2018
Repurchase Agreements	$8,624	$0	$8,624	$(8,624)	$0	$0	$0

December 31, 2017
Repurchase Agreements	$10,295	$0	$10,295	$(10,295)	$0	$0	$0

As of September 30, 2018 and December 31, 2017, the carrying value of securities pledged in connection with repurchase agreements was $9,406,000 and $15,545,000, respectively.

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

Three Months Ended September 30, 2018 vs. Three Months Ended September 30, 2017

Financial Highlights

The Corporation’s net income (earnings) was $5,060,000 for the quarter ended September 30, 2018, as compared to $3,410,000 for the quarter ended September 30, 2017, an increase of $1,650,000 or 48 percent.

●	Net interest income for the third quarter of 2018 increased $1,140,000 or 7 percent above the same period in 2017, primarily due to increased interest income from a higher volume of commercial loans in the third quarter of 2018 as compared to the third quarter of 2017.

●	The Corporation’s net interest margin (tax-equivalent basis) for the third quarter of 2018 was 3.86 percent, compared to 3.88 percent for the third quarter of 2017. The net interest margin contraction was a result of an increase in the volume and cost of interest-bearing liabilities, partially offset by an increase in the volume of interest earning assets.

●	The provision for loan losses was $1,300,000 for the third quarter of 2018, an $800,000 decrease as compared to a provision of $2,100,000 for the third quarter of 2017. The change in the provision for the third quarter of 2018 was primarily due to specific loan loss reserves assigned during the third quarter of 2018 as compared to a larger aggregate amount of net charge-offs and specific reserves taken during the third quarter of 2017. The allowance as a percentage of total loans was 1.22 percent at September 30, 2018 as compared to 1.19 percent at December 31, 2017 and 1.20 percent at September 30, 2017.

●	Noninterest income for the third quarter of 2018 increased $497,000 or 18 percent compared to the third quarter of 2017. Several sources contributed to the rise in noninterest income, including increased gains on sales of loans held for sale, service charges on deposit accounts, trust and investment services fees, income from mutual fund, annuity and insurance sales and other income.

●	Noninterest expenses in the third quarter of 2018 were $1,016,000 or 9 percent higher than the third quarter of 2017. Higher personnel costs, which include compensation and benefit expenses, external data processing and other expenses accounted for a majority of the increase. The increase was partially offset by decreases in marketing and telecommunications.

●	The provision for income taxes for the third quarter of 2018 decreased by $229,000 or 14 percent as compared to the third quarter of 2017 as a result of the new corporate tax rate of 21 percent enacted as part of the Tax Cuts and Jobs Act that became effective January 1, 2018.

The schedule below presents selected performance metrics for the third quarter of both 2018 and 2017. Per share computations include the effect of stock dividends, including the 5 percent stock dividend declared on October 9, 2018.

	Three months ended
	September 30,
	2018	2017
Basic earnings per common share	$0.53	$0.37
Diluted earnings per common share	$0.53	$0.36
Cash dividend payout ratio	27.40%	33.46%
Return on average assets	1.14%	0.82%
Return on average equity	11.66%	8.30%
Net interest margin (tax equivalent basis)	3.86%	3.88%
Net overhead ratio	1.95%	1.96%
Efficiency ratio	60.30%	59.54%
Average equity to average assets	9.74%	9.84%

A more detailed analysis of the factors and trends affecting the Corporation’s earnings and financial position follows.

Income Statement Analysis

Net Interest Income

Unless otherwise noted, this section discusses interest income and interest expense amounts as reported in the Consolidated Statements of Income, which are not presented on a tax equivalent basis.

Net interest income for the quarter ended September 30, 2018 was $16,432,000, an increase of $1,140,000 or 7 percent compared to net interest income of $15,292,000 for the third quarter of 2017. The increase was primarily attributable to higher loan interest income. The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 3.86 percent for the third quarter of 2018 compared to the 3.88 percent for the third quarter of 2017.

Total interest income for the third quarter of 2018 totaled $20,796,000, an increase of $2,733,000 or 15 percent above the amount of total interest income for the third quarter of 2017. The change was primarily a result of a significant increase in loan income, partially offset by a decline in investment income.

Interest and dividend income on investments decreased $66,000 or 7 percent in the third quarter of 2018 compared to the same period in 2017. The average balance of the investment securities portfolio decreased $26,918,000 or 15 percent when comparing the third quarter of 2018 to the same period in 2017. The tax-equivalent yield on investments for the third quarter of 2018 was 2.49 percent or 3 basis points higher than the 2.46 percent experienced in the third quarter of 2017.

Interest income on loans increased $2,583,000 or 15 percent in the third quarter of 2018 compared to the same period in 2017. The average balance of outstanding loans, primarily commercial loans, increased approximately $105,090,000 or 8 percent comparing the third quarter of 2018 to the same period in 2017 which was the primary driver to the increase in interest income on loans. The tax-equivalent yield on loans for the third quarter 2018 was 5.24 percent or 33 basis points more than the 4.91 percent experienced in the third quarter of 2017.

Total interest expense for the third quarter of 2018 was $4,364,000, an increase of $1,593,000 or 57 percent as compared to total interest expense of $2,771,000 for the third quarter of 2017. The change was primarily the result of an increase in the cost of deposits.

Interest expense on deposits increased $1,510,000 or 73 percent in the third quarter of 2018 compared to the same period in 2017. The average rate paid on interest-bearing deposits was 1.19 percent in the third quarter of 2018 or 44 basis points higher than the average rate paid of 0.75 percent in the third quarter of 2017. The average balance of interest-bearing deposits for the third quarter of 2018 increased by $91,947,000 or 8 percent compared to the third quarter of 2017. Also, the Corporation experienced favorable growth in noninterest-bearing deposits, with the average volume for the third quarter of 2018 increasing 16 percent to $257,749,000 as compared to $221,474,000 for the third quarter of 2017.

For the third quarter of 2018 interest expense on borrowings increased $83,000 or 12 percent compared to the third quarter of 2017. Short-term borrowings consisting of repurchase agreements and other short-term borrowings averaged $10,430,000 for the third quarter of 2018, compared to an average balance of $37,307,000 for the third quarter of 2017. The rate on average short-term borrowings for the third quarter of 2018 was 0.57 percent, a decrease as compared to a rate of 0.76 percent for the third quarter of 2017. Long-term debt, primarily from the Federal Home Loan Bank of Pittsburgh (FHLBP), averaged $135,310,000 for both the third quarter of 2018 and the third quarter of 2017. For the third quarter of 2018, the rate on average long-term borrowings was 2.25 percent, an increase as compared to a rate of 1.84 percent for the third quarter of 2017.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended September 30,
	2018			2017
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$57,361	$287	1.99%	$22,629	$71	1.24%
Investment securities:
Taxable	111,601	668	2.37	130,756	698	2.12
Tax-exempt	46,254	324	2.78	54,017	447	3.28
Total investment securities	157,855	992	2.49	184,773	1,145	2.46

Loans:
Taxable (1)	1,468,188	19,465	5.26	1,361,637	16,875	4.92
Tax-exempt	15,923	144	3.59	17,384	185	4.22
Total loans	1,484,111	19,609	5.24	1,379,021	17,060	4.91
Total earning assets	1,699,327	20,888	4.88	1,586,423	18,276	4.57
Other assets (2)	83,115			82,580
Total assets	$1,782,442			$1,669,003
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$648,634	$1,702	1.04%	$585,856	$716	0.48%
Savings	87,465	21	0.10	87,474	22	0.10
Time	456,246	1,858	1.62	427,068	1,333	1.24
Total interest bearing deposits	1,192,345	3,581	1.19	1,100,398	2,071	0.75
Short-term borrowings	10,430	15	0.57	37,307	71	0.76
Long-term debt	135,310	768	2.25	135,310	629	1.84
Total interest bearing liabilities	1,338,085	4,364	1.29	1,273,015	2,771	0.86

Noninterest bearing deposits	257,749			221,474
Other liabilities	13,018			10,252
Shareholders’ equity	173,590			164,262

Total liabilities and shareholders’ equity	$1,782,442			$1,669,003
Net interest income (tax equivalent basis)		$16,524			$15,505
Net interest margin (3)			3.86%			3.88%
Tax equivalent adjustment		(92)			(213)
Net interest income		$16,432			$15,292

(1)	Average balance includes average nonaccrual loans of $4,232,000 for 2018 and $7,095,000 for 2017.

Interest includes net loan fees of $868,000 for 2018 and $680,000 for 2017.

(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.

(3)	Net interest income (tax equivalent basis) annualized as a percentage of average earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended
	September 30,
	2018 vs. 2017
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$110	$106	$216
Investment securities:
Taxable	(99)	69	(30)
Tax-exempt	(64)	(59)	(123)
Loans:
Taxable	1,548	1,042	2,590
Tax-exempt	(16)	(25)	(41)
Total interest income	1,479	1,133	2,612
Interest Expense
Deposits:
Interest bearing demand	78	908	986
Savings	(1)	0	(1)
Time	91	434	525
Short-term borrowings	(56)	0	(56)
Long-term debt	0	139	139
Total interest expense	112	1,481	1,593
Net interest income (tax equivalent basis)	$1,367	$(348)	$1,019

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

The provision for loan losses is an expense charged to earnings to cover the estimated losses attributable to uncollected loans. The provision reflects management’s judgment of an appropriate level for the allowance for loan losses. The provision for loan losses was $1,300,000 for the third quarter of 2018, an $800,000 decrease as compared to a provision of $2,100,000 for the third quarter of 2017. The provision in the third quarter of 2018 was primarily due to approximately $1,347,000 of specific loan loss reserves assigned during the quarter, provision related to net loan growth during the quarter, net charge-offs of $213,000 and the net impact of adjustments made to certain qualitative factors and the unallocated reserve. The provision of $2,100,000 in the third quarter of 2017 related primarily to individual net loan charge-off of $1,730,000 and provision related to net loan growth during the quarter. The provision for both periods supported adequate allowance for loan loss coverage considering several factors, including the Corporation’s continued commercial loan growth. The allowance as a percentage of total loans was 1.22 percent at September 30, 2018, as compared to 1.19 percent at December 31, 2017 and 1.20 percent at September 30, 2017.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 63.

Noninterest Income

The following table presents the components of total noninterest income for the third quarter of 2018, compared to the third quarter of 2017.

Table 3 - Noninterest income

	Three months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2018	2017	$	%

Trust and investment services fees	$818	$738	$80	11%
Income from mutual fund, annuity and insurance sales	255	214	41	19
Service charges on deposit accounts	1,187	1,057	130	12
Income from bank owned life insurance	248	257	(9)	(4)
Other income	364	276	88	32
Gain on sales of loans held for sale	435	252	183	73
Gain on sales of securities	0	16	(16)	(100)
Total noninterest income	$3,307	$2,810	$497	18%

The discussion that follows addresses changes in selected categories of noninterest income.

Service charges on deposits accounts—The $130,000 or 12 percent increase in service charges on deposit accounts was due to the higher volume of demand deposit accounts subject to fees and debit card transactions.

Other income—The $88,000 or 32 percent increase in other income was due to higher loan related income such as mortgage and SBA loan servicing income, letter of credit fees and miscellaneous client based service charges such as gift card and credit card merchant fees.

Gain on sales of loans held for sale—The $183,000 or 73 percent increase in gain on sales of loans was due to the sale of a higher volume of the guaranteed portion of SBA loans to the secondary market.

Noninterest Expense

The following table presents the components of total noninterest expense for the third quarter of 2018, compared to the third quarter of 2017.

Table 4 - Noninterest expense

	Three months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2018	2017	$	%

Personnel	$7,159	$6,366	$793	12%
Occupancy of premises, net	860	793	67	8
Furniture and equipment	701	724	(23)	(3)
Postage, stationery and supplies	196	181	15	8
Professional and legal	286	294	(8)	(3)
Marketing	373	459	(86)	(19)
FDIC insurance	189	163	26	16
Debit card processing	318	294	24	8
Charitable donations	119	148	(29)	(20)
Telecommunications	119	204	(85)	(42)
External data processing	579	405	174	43
Foreclosed real estate including provision for losses	13	10	3	30
Other	1,090	945	145	15
Total noninterest expense	$12,002	$10,986	$1,016	9%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $793,000 or 12 percent increase in personnel expense was largely due to the addition of new employees to support the Corporation’s business and consumer banking services in our Maryland and Pennsylvania markets and higher health insurance costs.

Marketing—The $86,000 or 19 percent decrease in marketing expenses is attributed to a decrease in advertising costs during the quarter as compared to the prior year.

Telecommunications—The $85,000 or 42 percent decrease was due to a change in network providers which provide a higher level of service for a lower cost.

External data processing—The $174,000 or 43 percent increase in external data processing expenses reflects increased reliance on outsourcing transaction processing to specialized vendors, which is typically performed on such vendors’ hosted and secure websites. Transaction volumes in both accounts and transactions year over year due to business expansion resulted in higher costs. The Corporation continues to expand and enhance electronic banking services provided to our clients which contributed to the increase in the expense.

Other—The $145,000 or 15 percent increase in other expenses, which is comprised of many underlying expenses, is primarily due to liability insurance, PA shares tax and other miscellaneous loan expense.

Provision for Income Taxes

The provision for income taxes for the third quarter of 2018 was $1,377,000, a decrease of $229,000 or

14 percent as compared to the third quarter of 2017. For the third quarter of 2018 the Corporation’s statutory federal income tax rate was 21 percent compared to 35 percent for the third quarter of 2017. The effective income tax rate was 21 percent and 32 percent for the quarters ended September 30, 2018 and 2017, respectively. The effective tax rate differs from the statutory tax rate due to the impact of certain elements with specific tax benefits, including tax-exempt income, such as income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance. Decreases in the provision for income taxes and effective tax rate were due to the new 21 percent corporate tax rate enacted as part of the Tax Cuts and Jobs Act that became effective January 1, 2018.

Nine Months Ended September 30, 2018 vs. Nine Months Ended September 30, 2017

Financial Highlights

The Corporation’s net income (earnings) was $15,197,000 for the first nine months of 2018 compared to $10,514,000 for the first nine months of 2017, an increase of $4,683,000 or 45 percent.

●	Net interest income for the first nine months of 2018 increased $3,876,000 or 9 percent above the first nine months of 2017, primarily due to increased interest income from a higher volume of commercial loan growth over the previous twelve months.

●	The Corporation’s net interest margin (tax-equivalent basis) for the nine months ended September 30, 2018 was 3.88 percent, compared to 3.82 percent for the first nine months of 2017. The net interest margin expansion was a result of a change in the mix of interest earning assets and an increase in noninterest bearing demand deposits, which more than offset the increase in the volume and cost of interest bearing liabilities.

●	The provision for loan losses for the first nine months of 2018 was $1,800,000 or a $1,775,000 decrease as compared to a provision of $3,575,000 for the first nine months of 2017. The change in provision for 2018 was primarily due to specific loan loss reserves assigned during 2018 as compared to a larger amount of aggregate net charge-offs and specific reserves taken during 2017. The provision for both periods supported adequate allowance for loan loss coverage considering several factors, including the Corporation’s substantial growth in commercial loans. The allowance as a percentage of total loans was 1.22 percent at September 30, 2018, as compared to 1.19 percent at December 31, 2017, and 1.20 percent at September 30, 2017.

●	Noninterest income for the first nine months of 2018 increased $1,733,000 or 21 percent ($1,812,000 or 22 percent excluding gain on sales of securities) compared to the first nine months of 2017. Contributing to the rise in noninterest income were income from mutual fund, annuity and insurance sales, gain on sales of loans and other income. Offsetting some of the increase was a decline in gain on sales of securities.

●	Noninterest expenses for the first nine months of 2018 were $36,882,000 or 11 percent higher than the first nine months of 2017. The increase was primarily attributable to higher personnel costs, debit card processing, charitable donations and external data processing costs. Offsetting some of the increase were declines in FDIC insurance fees and other expenses.

●	The provision for income taxes for the first nine months of 2018 decreased $965,000 or 19 percent as compared to the first nine months of 2017 as a result of the new corporate tax rate of 21 percent enacted as part of the Tax Cuts and Jobs Act that became effective January 1, 2018.

On September 30, 2018, the Corporation’s total assets were over $1.80 billion, an increase of 5 percent since December 31, 2017. The increase was attributed to loan growth, primarily in commercial loans.

The Corporation’s capital level remained sound as evidenced by regulatory capital ratios that exceed current regulatory requirements for well capitalized institutions. As of September 30, 2018, the Corporation’s capital calculations and ratios reflect full compliance with the Basel III regulatory capital framework, which became effective on January 1, 2015.

The schedule below presents selected performance metrics for the first nine months of both 2018 and 2017. Per share computations include the effect of stock dividends, including the 5 percent stock dividend declared October 9, 2018.

	Nine months ended
	September 30,
	2018	2017
Basic earnings per common share	$1.62	$1.13
Diluted earnings per common share	$1.60	$1.11
Cash dividend payout ratio	27.31%	32.50%
Return on average assets	1.16%	0.85%
Return on average equity	11.97%	8.72%
Net interest margin (tax equivalent basis)	3.88%	3.82%
Net overhead ratio	2.06%	2.02%
Efficiency ratio	63.12%	62.24%
Average equity to average assets	9.73%	9.77%

A more detailed analysis of the factors and trends affecting the Corporation’s earnings and financial position follows.

Income Statement Analysis

Net Interest Income

Net interest income for the nine months ending September 30, 2018 was $47,856,000, an increase of $3,876,000 or 9 percent compared to net interest income of $43,980,000 for the first nine months of 2017. The increase was primarily attributable to higher loan interest income. The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 3.88 percent for the first nine months of 2018, representing an increase compared to the 3.82 percent net interest margin for the first nine months of 2017.

Total interest income for the first nine months of 2018 totaled $59,223,000, an increase of $7,360,000 or 14 percent above the amount of total interest income for the first nine months of 2017. The change was primarily a result of a significant increase in loan income, partially offset by a decline in investment income.

Interest income on loans increased $7,230,000 or 15 percent in the first nine months of 2018 compared to the same period in 2017. The average balance of outstanding loans increased approximately $112,743,000 or 8 percent in the first nine months of 2018 compared to the first nine months of 2017, reflecting commercial loan growth over the past year.

Investment income for the first nine months of 2018 decreased $267,000 or 9 percent compared to the first nine months of 2017. The tax-equivalent yield on investments for the first nine months of 2018 was 2.52 percent or 5 basis points higher than the 2.47 percent experienced during the first nine months of 2017, as the yields on maturing investments were generally higher than those on investments purchased in the current lower interest rate environment.

Total interest expense for the first nine months of 2018 was $11,367,000, an increase of $3,484,000 or 44 percent as compared to total interest expense of $7,883,000 for the first nine months of 2017. The change in interest expense was primarily a result of an increase in the cost of deposits and long-term borrowings.

Interest expense on deposits increased $3,457,000 or 59 percent in the first nine months of 2018 compared to the same period in 2017. The change was due to both an increase in the costs of and growth in deposits. The average balance of interest-bearing deposits for the first nine months of 2018, primarily in lower cost core deposits, increased by $84,331,000 or 8 percent compared to the average for the first nine months of 2017. The average rate paid on interest-bearing deposits in the first nine months of 2018 was 1.06 percent, an increase from the average rate of 0.72 percent paid on interest-bearing deposits during the first nine months of 2017. Also, the Corporation experienced favorable growth in noninterest-bearing deposits, with the average volume for the first nine months of 2018 increasing to $247,484,000, as compared to $211,582,000 for the first nine months of 2017.

Interest expense on borrowings for the first nine months of 2018 increased $27,000 or 1 percent compared to the first nine months of 2017, due to a higher cost of long-term debt, which was partially offset by a decrease in volume of short-term borrowings and long-term debt. Outstanding long-term debt, consisting primarily of Federal Home Loan Bank of Pittsburgh (FHLBP) advances, averaged $130,347,000 for the first nine months of 2018, compared to an average balance of approximately $132,233,000 for the same period of 2017. The rate on average long-term debt for the first nine months of 2018 was 2.09 percent, an increase as compared to the rate of 1.81 percent for the same period of 2017.

Table 5-Average Balances and Interest Rates (tax equivalent basis)

	Nine months ended September 30,
		2018			2017
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$48,520	$663	1.83%	$34,218	$266	1.04%
Investment securities:
Taxable	113,256	2,020	2.38	136,642	2,158	2.11
Tax-exempt	47,916	1,018	2.84	57,169	1,427	3.34
Total investment securities	161,172	3,038	2.52	193,811	3,585	2.47

Loans:
Taxable (1)	1,432,389	55,364	5.17	1,318,529	48,117	4.88
Tax-exempt	16,676	449	3.60	17,793	569	4.28
Total loans	1,449,065	55,813	5.15	1,336,322	48,686	4.87
Total earning assets	1,658,757	59,514	4.80	1,564,351	52,537	4.49
Other assets (2)	80,911			81,445
Total assets	$1,739,668			$1,645,796
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$630,302	$4,147	0.88%	$574,941	$1,950	0.45%
Savings	88,090	66	0.10	86,288	64	0.10
Time	451,666	5,070	1.50	424,498	3,812	1.20
Total interest bearing deposits	1,170,058	9,283	1.06	1,085,727	5,826	0.72
Short-term borrowings	10,812	48	0.59	44,353	263	0.79
Long-term debt	130,347	2,036	2.09	132,233	1,794	1.81
Total interest bearing liabilities	1,311,217	11,367	1.16	1,262,313	7,883	0.83

Noninterest bearing deposits	247,484			211,582
Other liabilities	11,675			11,156
Shareholders’ equity	169,292			160,745

Total liabilities and shareholders’ equity	$1,739,668			$1,645,796
Net interest income (tax equivalent basis)		$48,147			$44,654
Net interest margin (3)			3.88%			3.82%
Tax equivalent adjustment		(291)			(674)
Net interest income		$47,856			$43,980

(1)	Average balance includes average nonaccrual loans of $4,389,000 for 2018 and $4,712,000 for 2017.

Interest includes net loan fees of $2,555,000 for 2018 and $2,057,000 for 2017.

(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.

(3)	Net interest income (tax equivalent basis) annualized as a percentage of average interest earning assets.

Table 6-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Nine months ended
	September 30,
	2018 vs. 2017
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$111	$286	$397
Investment securities:
Taxable	(360)	222	(138)
Tax-exempt	(231)	(178)	(409)
Loans:
Taxable	4,549	2,698	7,247
Tax-exempt	(36)	(84)	(120)
Total interest income	4,033	2,944	6,977
Interest Expense
Deposits:
Interest bearing demand	178	2,019	2,197
Savings	2	0	2
Time	244	1,014	1,258
Short-term borrowings	(217)	2	(215)
Long-term debt	(24)	266	242
Total interest expense	183	3,301	3,484
Net interest income (tax equivalent basis)	$3,850	$(357)	$3,493

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

For the first nine months of 2018, the provision for loan losses was $1,800,000, as compared to a provision of $3,575,000 for the first nine months of 2017. The provision in 2018 was due to approximately $1,347,000 of specific loan loss reserves assigned during 2018, provision related to net loan growth during 2018, net charge-offs of $255,000 and the net impact of adjustments made to certain qualitative factors and the unallocated reserve. The provision of $3,575,000 in 2017 was related primarily to net loan charge-offs of $1,775,000 and provision related to net loan growth during 2017. The provision for both periods supported adequate allowance for loan loss coverage, including the Corporation’s substantial growth in commercial loans. The allowance as a percentage of total loans was 1.22 percent at September 30, 2018, as compared to 1.19 percent at December 31, 2017, and 1.20 percent at September 30, 2017.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 63.

Noninterest Income

The following table presents the components of total noninterest income for the first nine months of 2018, compared to the first nine months of 2017.

Table 7 - Noninterest income

	Nine months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2018	2017	$	%

Trust and investment services fees	$2,389	$2,138	$251	12%
Income from mutual fund, annuity and insurance sales	806	620	186	30
Service charges on deposit accounts	3,485	3,078	407	13
Income from bank owned life insurance	730	779	(49)	(6)
Other income	1,221	817	404	49
Gain on sales of loans held for sale	1,436	823	613	74
Gain on sales of securities	0	79	(79)	(100)
Total noninterest income	$10,067	$8,334	$1,733	21%

The discussion that follows addresses changes in selected categories of noninterest income.

Income from mutual fund, annuity and insurance sales—The $186,000 or 30 percent increase in income from the sale of mutual fund, annuity and insurance products by CVFA d/b/a PeoplesWealth Advisors was due to the higher volume of assets under management during the first nine months of 2018 and a $74,000 fee received during the first quarter of 2018 associated with a one-time transaction associated with an Internal Revenue Code Section 1031 exchange.

Service charges on deposit accounts—The $407,000 or 13 percent increase in service charge income on deposit accounts was due to a growth in the volume of deposit accounts subject to fees.

Other income—The $404,000 or 49 percent increase in other income was due to higher loan related income such as mortgage and SBA loan servicing income, letter of credit and referral fees and miscellaneous client based service charges such as gift card and credit card merchant and ATM fees.

Gain on sales of loans held for sale—The $613,000 or 74 percent increase in gain on sales of loans was due to the sale of a higher volume of the guaranteed portion of SBA loans to the secondary market.

Noninterest Expense

The following table presents the components of total noninterest expense for the first nine months of 2018, compared to the first nine months of 2017.

Table 8 - Noninterest expense

	Nine months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2018	2017	$	%

Personnel	$21,855	$19,501	$2,354	12%
Occupancy of premises, net	2,556	2,471	85	3
Furniture and equipment	2,262	2,115	147	7
Postage, stationery and supplies	560	572	(12)	(2)
Professional and legal	609	616	(7)	(1)
Marketing	1,200	1,156	44	4
FDIC insurance	493	537	(44)	(8)
Debit card processing	902	780	122	16
Charitable donations	1,792	982	810	82
Telecommunications	500	608	(108)	(18)
External data processing	1,563	1,252	311	25
Foreclosed real estate including provision for (recovery of) losses	33	(18)	51	*nm
Other	2,557	2,644	(87)	(3)
Total noninterest expense	$36,882	$33,216	$3,666	11%

*nm – not meaningful

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $2,354,000 or 12 percent increase in personnel expense was due largely to the addition of new employees to support the Corporation’s business growth, severance costs incurred on the termination of an executive officer of PeoplesBank, one-time bonuses to non-executive officers and higher health insurance costs.

FDIC insurance—The $44,000 or 8 percent decrease was a result of a lower assessment rate used to calculate the quarterly premiums.

Debit card processing—The $122,000 or 16 percent increase in debit card processing was a result of a higher assessment base and rate for card processing and a decrease in incentive credits received as compared to the prior year.

Charitable donations—The $810,000 or 82 percent increase in charitable contributions was primarily due to a donation to the recently formed PeoplesBank Charitable Foundation and an increase in donations that qualify for educational improvement tax credits which reduces Pennsylvania bank shares tax.

External data processing—The $311,000 or 25 percent increase in external data processing expenses reflects increased reliance on outsourcing transaction processing to specialized vendors, which is typically performed on such vendors’ hosted and secure websites. In addition, increased volumes in both accounts and transactions year over year due to business expansion resulted in higher costs. The Corporation continues to expand and enhance electronic banking services provided to our clients which contributed to the increase in the expense.

Provision for Income Taxes

The provision for income taxes for the first nine months of 2018 was $4,044,000, a decrease of $965,000 or 19 percent as compared to the first nine months of 2017. For the first nine months of 2018, the Corporation’s statutory federal income tax rate was 21 percent compared to 35 percent for the first nine months of 2017. The effective income tax rate was 21 percent and 32 percent for the first nine months ended September 30, 2018 and 2017, respectively. The effective tax rate differs from the statutory tax rate due to the impact of certain elements with specific tax benefits, including tax-exempt income, such as income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance. Decreases in the provision for income taxes and effective tax rate were due to the new 21 percent corporate tax rate enacted as part of the Tax Cuts and Jobs Act that became effective January 1, 2018.

Balance Sheet Review

Interest Bearing Deposits with Banks

On September 30, 2018, interest bearing deposits with banks totaled $60,421,000, an increase of $4,855,000 or 9 percent, compared to the level at year-end 2017. The increase was primarily the result of the growth in client deposits.

Investment Securities (Available-for-Sale)

The Corporation’s entire investment securities portfolio is classified available-for-sale, and is comprised primarily of interest-earning debt securities. The overall composition of the Corporation’s investment securities portfolio is provided in Note 2—Securities. On September 30, 2018, the fair value of investment securities available-for-sale totaled $146,089,000, which represented a decrease of $12,502,000 as compared to the fair value of investment securities at year-end 2017. Principal reductions from investment maturities and mortgage-backed security payments exceeded new investments during the first nine months of 2018 and were redeployed in higher yielding loans.

Loans

On September 30, 2018, total loans, net of deferred fees, were $1.49 billion, which was $94,263,000 or 7 percent higher than the level at year-end 2017. This change in volume was due primarily to an increase in commercial loans, particularly within the residential real estate investor sector and the other sector, which reflected continued commercial loan demand in our markets. Commercial loans within the commercial real estate investor, residential real estate investor and builder & developer sectors each represented more than 10 percent of the total portfolio. The composition of the Corporation’s loan portfolio is provided in Note 4—Loans.

Deposits

Deposits are the Corporation’s principal source of funding for earning assets. On September 30, 2018, deposits totaled $1.47 billion, which reflected an $85,752,000 or 6 percent increase compared to the level at year-end 2017. Of the increase in total deposits, $11,950,000 was attributable to noninterest bearing deposits and $57,560,000 related to growth in interest bearing demand, money market and savings deposits. Time deposits increased $16,242,000 compared to the level at year-end 2017. The composition of the Corporation’s total deposit portfolio is provided in Note 6—Deposits.

Short-term Borrowings

Short-term borrowings, which consist of securities sold under agreements to repurchase (repurchase agreements), federal funds purchased, and other short-term borrowings, totaled $8,624,000 at September 30, 2018, which reflected an $11,871,000 or 58 percent decrease compared to the level at year-end 2017. The decrease was primarily attributed to a reduction of $10,200,000 in other short-term borrowings.

Long-term Debt

The Corporation uses long-term borrowings as a secondary funding source for asset growth and to manage interest rate risk. On September 30, 2018, long-term debt totaled $135,310,000 compared to $130,310,000 at year-end 2017. The $5,000,000 increase was due to $30,000,000 in new advances and $25,000,000 of maturities during the first nine months of 2018. A listing of outstanding long-term debt obligations is provided in Note 7—Short-Term Borrowings and Long-Term Debt.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion and acquisitions, dividend policy and distributions, and regulatory mandates. The Corporation’s total shareholders’ equity was approximately $173,597,000 on September 30, 2018, an increase of approximately $9,378,000 or 6 percent, compared to the level at year-end 2017.

Cash Dividends on Stock

The Corporation has historically paid cash dividends on its stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other relevant factors. As recently announced, the Board of Directors declared a quarterly cash dividend of $0.155 per share on October 9, 2018, payable on November 13, 2018, to shareholders of record at the close of business on October 23, 2018. This cash dividend follows the $0.155 cash dividend distributed in August 2018.

Capital Adequacy

The Corporation and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. The regulatory capital measures for the Corporation and PeoplesBank as of September 30, 2018 and the minimum capital ratios established by regulators are set forth in Note 8—Regulatory Matters to the financial statements. We believe that both Codorus Valley and PeoplesBank were well capitalized on September 30, 2018.

Our capital adequacy as of September 30, 2018, reflects updated regulatory capital guidelines from the Board of Governors of the Federal Reserve System finalized rule which implemented the Basel III regulatory capital framework, and which became effective for the Corporation and PeoplesBank on January 1, 2015. Under the revised regulatory capital framework, minimum requirements increased both the quantity and quality of capital held by banking organizations. Additionally, a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5 percent and a common equity Tier 1 conservation buffer of risk-weighted assets applies to all supervised financial institutions. The rule also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent for all banks. The new rule also increases the risk weights for past-due loans, certain commercial real estate loans and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

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

Under the new rule as effective through the nine months ending September 30, 2018, the Corporation and PeoplesBank had no regulatory dividend restrictions and remained well capitalized by all regulatory capital measures (see Note 8—Regulatory Matters to the financial statements). The Corporation plans to manage its capital adequacy to ensure continued compliance with the new capital rules.

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

Nonperforming Assets

Nonperforming assets, as shown in the table below, are asset categories that pose the greatest risk of loss. The level of nonperforming assets at September 30, 2018 has increased by approximately $9,650,000 or 181 percent when compared to year-end 2017. The increase was the result of increases in both nonaccrual loans and foreclosed real estate, net of allowance.

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

The paragraphs and table below address significant changes in the nonperforming asset categories as of September 30, 2018 compared to December 31, 2017.

Table 9 - Nonperforming Assets

	September 30,	December 31,
(dollars in thousands)	2018	2017

Nonaccrual loans	$12,934	$5,052
Accruing loans 90 days or more past due	293	76
Total nonperforming loans	13,227	5,128
Foreclosed real estate, net of allowance	1,767	216
Total nonperforming assets	$14,994	$5,344
Accruing troubled debt restructurings	$4,079	$3,344

Total period-end loans, net of deferred fees	$1,494,027	$1,399,764
Allowance for loan losses (ALL)	$18,234	$16,689
ALL as a % of total period-end loans	1.22%	1.19%
Net charge-offs year-to-date, annualized as a % of average total loans	0.02%	0.18%
ALL as a % of nonperforming loans	137.86%	325.48%
Nonperforming loans as a % of total period-end loans	0.89%	0.37%
Nonperforming assets as a % of total period-end loans and net foreclosed real estate	1.00%	0.38%
Nonperforming assets as a % of total period-end assets	0.83%	0.31%
Nonperforming assets as a % of total period-end shareholders’ equity	8.64%	3.25%

Nonperforming loans

Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due. We generally place a loan on nonaccrual status and cease accruing interest income (i.e., recognize interest income on a cash basis, as long as the loan is sufficiently collateralized) when loan payment performance is unsatisfactory and the loan is past due 90 days or more. A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all of the principal and interest amounts contractually due are current for at least six consecutive payments and future payments are reasonably assured. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. As of September 30, 2018, the nonperforming loan portfolio balance totaled $13,227,000, compared to $5,128,000 at year-end 2017. The increase of $8,099,000 was primarily the result of the transfer of four loans to nonaccrual status totaling approximately $9,686,000 offset by the transfer of a loan to foreclosed real estate totaling $1,618,000. For both periods, the nonperforming portfolio balance was comprised primarily of collateralized commercial loans.

Foreclosed Real Estate

Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank and is included in the Other Assets category on the Corporation’s balance sheet. The carrying amount of foreclosed real estate as of September 30, 2018, net of allowance, totaled $1,767,000 compared to $216,000 at year-end 2017. The increase is attributable to the acquisition of a commercial property during the third quarter of 2018.

Troubled Debt Restructurings

Troubled debt restructurings pertain to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. As of September 30, 2018, the accruing troubled debt restructuring portfolio balance totaled $4,079,000, compared to $3,344,000 at year-end 2017. The $735,000 increase was the result of a modification to three loans with combined principal balances of $1,305,000 during the second and third quarters of 2018 which was offset by principal repayments of $337,000 and a payoff of $221,000.

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

The following table presents an analysis of the activity in the allowance for loan losses for nine months ended September 30, 2018 and 2017:

Table 10 - Analysis of Allowance for Loan Losses

(dollars in thousands)	2018	2017
Balance-January 1,	$16,689	$14,992

Provision charged to operating expense	1,800	3,575

Loans charged off:
Commercial, financial and agricultural	146	214
Real estate - construction and land development	0	1,474
Real estate - residential mortgages	10	0
Consumer and home equity	289	198
Total loans charged off	445	1,886
Recoveries:
Commercial, financial and agricultural	139	97
Real estate - construction and land development	18	0
Real estate - residential mortgages	10	5
Consumer and home equity	23	9
Total recoveries	190	111
Net charge-offs	255	1,775
Balance-September 30,	$18,234	$16,792

Ratios:
Allowance for loan losses as a % of total period-end loans	1.22%	1.20%
Net charge-offs year-to-date, annualized as a % of average total loans	0.02%	0.17%
Allowance for loan losses as a % of nonperforming loans	137.86%	262.72%

The provision for loan losses decreased $1,775,000 or 50 percent from September 30, 2017 to September 30, 2018. The change in provision for 2018 was primarily due to specific loan loss reserves assigned during 2018 as compared to a larger amount of net charge-offs taken during 2017. The provision for both periods supported adequate allowance for loan loss coverage considering several factors, including the Corporation’s substantial growth in commercial loans.

Net charge-offs for the first nine months of 2018 were $255,000 compared to $1,775,000 for the same period of 2017. During the first nine months of 2018, there were $445,000 of charge-offs as compared to $1,886,000 during the same period in 2017. The risks and uncertainties associated with weak economic and business conditions, or the erosion of real estate values may adversely affect our borrowers’ ability to service their loans, causing significant fluctuations in the level of charge-offs and provision expense from one period to another. The provision for loan losses for the first nine months of 2018 was $1,800,000, compared to $3,575,000 for the same period of 2017. The allowance as a percentage of total loans was 1.22 percent at September 30, 2018, as compared to 1.19 percent at December 31, 2017 and 1.20 percent at September 30, 2017. The unallocated portion of the allowance was $2,112,000 or 12 percent of the total allowance as of September 30, 2018, as compared to $2,180,000 or 13 percent of the total allowance as of December 31, 2017.

Liquidity Risk Management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan clients, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, adequate liquidity provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are funds received from client loan payments, investment maturities and cash inflows from mortgage-backed securities, and the net proceeds of asset sales. The primary sources of liability liquidity are deposit growth, and funds obtained from short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At September 30, 2018, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $9,585,000 and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $381,144,000. The Corporation’s loan-to-deposit ratio was approximately 102 percent as of September 30, 2018, 106 percent as of September 30, 2017 and 101 percent as of December 31, 2017.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on September 30, 2018, totaled $488,031,000 and consisted of $389,572,000 in unfunded commitments under existing loan facilities, $70,895,000 to grant new loans and $27,564,000 in letters of credit. Generally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Recent Legislative Developments

On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Act”), which was designed to ease certain restrictions imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Most of the changes made by the new Act can be grouped into five general areas: mortgage lending; certain regulatory relief for “community” banks; enhanced consumer protections in specific areas, including subjecting credit reporting agencies to additional requirements; certain regulatory relief for large financial institutions, including increasing the threshold at which institutions are classified a systemically important financial institutions (from $50 billion to $250 billion) and therefore subject to stricter oversight, and revising the rules for larger institution stress testing; and certain changes to federal securities regulations designed to promote capital formation. Some of the key provisions of the Act as it relates to community banks and bank holding companies include, but are not limited to: (i) designating mortgages held in portfolio as “qualified mortgages” for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidated assets of not less than 8% or more than 10%, and provide that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; and (vi) clarifying definitions pertaining to high volatility commercial real estate loans (HVCRE), which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings. As required by the Act, the Federal Reserve Board issued an interim final rule that expanded applicability of the Board’s small bank holding company policy statement, raising the policy statement’s asset threshold from $1 billion to $3 billion in total consolidated assets for a bank holding company or savings and loan holding company, subject to other conditions. Management believes the Corporation meets the conditions of the Federal Reserve’s small bank holding company policy statement and is therefore excluded from consolidated capital requirements as of September 30, 2018. Further, qualification as a small bank holding company allows the Corporation to file more abbreviated, and less frequent, consolidated and holding company reports with the Federal Reserve. The Corporation continues to analyze the changes implemented by the Act, but does not believe that such changes will materially impact the Corporation’s business, operations, or financial results.

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

The following table summarizes the expected impact of interest rate shocks on net interest income as well as the Corporation’s policy limits at each level. All scenarios were within policy limits at September 30, 2018.

Change in Interest Rates	Annual Change in Net	% Change in Net	% Change
(basis points)	Interest Income (in thousands)	Interest Income	Policy Limit
+100	$2,625	3.86%	(5.00)%
-100	$(2,656)	(3.91)%	(5.00)%

+200	$5,106	7.51%	(15.00)%
-200	$(4,327)	(6.36)%	(15.00)%

+300	$7,728	11.36%	(25.00)%

+400	$10,374	15.25%	(35.00)%

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Treasurer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Treasurer concluded that, as of September 30, 2018, the Corporation’s disclosure controls and procedures were effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in the Corporation’s internal control over financial reporting that occurred during the three and nine months ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

The Corporation has a Share Repurchase Program (Program), which was authorized in 1995, and has been periodically amended, to permit the purchase of up to a maximum of 4.9 percent of the outstanding shares of the Corporation’s common stock at a price per share no greater than 200 percent of the latest quarterly published book value. No shares were repurchased in 2017 under the 1995 Program. On February 13, 2018, the Corporation cancelled the prior Program and authorized a new Share Repurchase Program (2018 Program), to permit the purchase of up to a maximum of 4.9 percent of the outstanding shares of the Corporation’s common stock at a price per share no greater than 150 percent of the latest quarterly published book value. For the nine month period ended September 30, 2018 the Corporation had not acquired any of its common stock under the 2018 Program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

This Item 4 is not applicable to the Corporation.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for June 30, 2018, filed with the Commission on August 6, 2018)

3.2	Amended By-laws (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 12, 2016)

10.1	Change of Control Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry D. Pickett, dated August 9, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 9, 2018)*

10.2	Employment Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Craig L. Kauffman, dated August 6, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 16, 2018)*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101	Financial statements from the Quarterly Report on Form 10-Q of Codorus Valley Bancorp, Inc. for the quarter ended September 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholder’s Equity, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

*Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Codorus Valley Bancorp, Inc.
(Registrant)

November 8, 2018	/s/ Larry J. Miller
Date	Larry J. Miller
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2018	/s/ Larry D. Pickett
Date	Larry D. Pickett, CPA
Treasurer
(Principal Financial and Accounting Officer)