Form 10-K
period 2018-12-31
CODORUS VALLEY BANCORP INC
filed 2019-03-15
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (717) 747-1519

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $2.50 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Codorus Valley Bancorp, Inc.’s voting stock held by non-affiliates was approximately $228,753,924 as of June 30, 2018.

As of February 27, 2019, Codorus Valley Bancorp, Inc. had 9,457,820 shares of common stock outstanding, par value $2.50 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2019.

Codorus Valley Bancorp, Inc.

Form 10-K Index

PART I

Item 1: Business

Codorus Valley Bancorp, Inc. (“Codorus Valley” or the “Corporation”) is a Pennsylvania business corporation, incorporated on October 7, 1986. On March 2, 1987, Codorus Valley became a bank holding company under the Bank Holding Company Act of 1956, as amended. PeoplesBank, A Codorus Valley Company (“PeoplesBank”) is its wholly owned bank subsidiary. The Corporation’s business consists primarily of managing PeoplesBank, and its principal source of income is dividends received from PeoplesBank. The Corporation also wholly-owns one non-bank subsidiary, SYC Realty Co., Inc., a subsidiary for holding certain foreclosed assets pending liquidation. On December 31, 2018, Codorus Valley had total consolidated assets of $1.81 billion, total deposits and other liabilities of $1.63 billion, and total shareholders’ equity of $178,746,000.

Bank Subsidiary

PeoplesBank, organized in 1934, is a Pennsylvania chartered bank that offers a full range of consumer, business, wealth management, and mortgage services at financial centers located in communities throughout South Central Pennsylvania and Central Maryland. In addition to the twenty-six full service financial centers there are eleven financial centers located primarily within retirement communities that provide a full suite of services on a limited basis. PeoplesBank, with origins dating back to 1864, is focused on acquiring and nurturing financial relationships with small and mid-sized businesses. The Federal Deposit Insurance Corporation insures the deposits of PeoplesBank to the maximum extent provided by law. On December 31, 2018, PeoplesBank had total gross loans of $1.49 billion, excluding loans held for sale, and total deposits of $1.50 billion. PeoplesBank had the second largest share of deposits in York County, Pennsylvania, with deposits totaling 15.5 percent of the market as of June 30, 2018, the latest available measurement date.

PeoplesBank is not dependent on deposits of, or exposed to a loan concentration to, a single client, or a small group of clients. Therefore, the loss of a single client, or a small client group, would not have a material adverse effect on the financial condition of PeoplesBank. At December 31, 2018, the largest indebtedness of a single PeoplesBank client was approximately $23,550,000 or 1.6 percent of the total loan portfolio, which was within PeoplesBank’s regulatory lending limit of $30,535,000.

Most of the Corporation's business is with clients in York County, Pennsylvania and northern Maryland. Although this market area may pose a concentration risk geographically, we believe that the diverse local economy and our detailed knowledge of the client base lessens this risk. At December 31, 2018, the Corporation had three industry concentrations that exceeded 10 percent of the total loan portfolio: residential real estate investor represented 15.6 percent of the portfolio; commercial real estate investor represented 14.2 percent of the portfolio; and builder and developer represented 10.4 percent of the portfolio. At December 31, 2017, the Corporation had three industry concentrations that exceeded 10 percent of the total loan portfolio: commercial real estate investor represented 16.5 percent of the portfolio; residential real estate investor represented 15.0 percent of the portfolio; and builder and developer represented 13.2 percent of the portfolio. Loans to borrowers within these industries are usually collateralized by real estate.

Nonbank Subsidiaries of PeoplesBank

PeoplesBank had six wholly-owned nonbank subsidiaries as of December 31, 2018, that were consolidated for financial reporting purposes.

Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, a subsidiary that sells non-deposit investment products in Pennsylvania, began operations in January 2000, and previously operated as SYC Insurance Services, Inc. until the change to the current name in December 2005.

Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, a separate subsidiary that sells non-deposit investment products in Maryland, was acquired through the merger with Madison Federal Savings Bank (which was completed on January 16, 2015), and previously operated as Madison Financial Services Corp until the change to the current name in December 2016.

SYC Settlement Services, Inc. is a subsidiary that has provided real estate settlement services since January 1999.

Periodically, PeoplesBank creates nonbank subsidiaries for the purpose of temporarily holding certain foreclosed assets pending liquidation. On December 31, 2018, one of three of these foreclosed asset subsidiaries was active.

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

In 1991, SYC Realty Co., Inc. was incorporated as a wholly owned subsidiary of Codorus Valley, and originally commenced operations in October 1995. Codorus Valley created this nonbank subsidiary primarily for the purpose of holding certain foreclosed properties obtained by PeoplesBank pending liquidation of those properties. SYC Realty was inactive during the entire reporting period of 2018.

Employees

At year-end 2018, PeoplesBank employed 327 full-time employees and 37 part-time employees, which equated to approximately 348 full-time equivalent employees. Employees are not covered by a collective bargaining agreement, and PeoplesBank considers its relations with employees to be satisfactory.

Segment Reporting

Management has determined that it operates in only one segment, community banking. The Corporation’s non-banking activities are not significant to the consolidated financial statements.

Competition

The banking industry in PeoplesBank’s service area, South Central Pennsylvania (principally, York and Lancaster County), and North Central Maryland (principally, Baltimore County, Baltimore City and Harford County), is highly competitive. PeoplesBank competes through service and price, and by leveraging its hometown image. It competes with commercial banks and other financial service providers, such as thrifts, credit unions, consumer finance companies, investment firms and mortgage companies. Some financial service providers operating in PeoplesBank’s service area operate on a national and regional scale and possess resources that are greater than PeoplesBank’s.

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

Among other things, the Dodd-Frank Act:

●	Provides extensive authority to the federal bank regulatory agencies and, in particular, the Federal Reserve, to take proactive steps to reduce or eliminate threats to the safety of the financial system, impose strict controls on large bank holding companies ($50 billion or more) and nonbank financial companies to limit their risk, and take direct control of troubled financial companies considered systemically significant;

●	Increases bank supervision by restructuring the supervision of holding companies and depository institutions; establishes the equivalent of a prompt corrective action program for large bank holding companies; requires that capital requirements for holding companies be at least as strict as capital requirements for depository institutions; disallows new issuances of trust preferred securities from qualifying for Tier 1 capital treatment; directs federal bank regulators to develop specific capital requirements for holding companies and depository institutions that address activities that pose risk to the financial system, such as significant activities in higher risk areas, or concentrations in assets whose reported values are based on models;

●	Established the Consumer Financial Protection Bureau as an independent entity within the Federal Reserve System that has assumed responsibility for supervision and enforcement of most consumer protection laws, and has authority to supervise, examine and take enforcement action with respect to depository institutions with more than $10 billion in assets and nonbank mortgage industry participants and other designated nonbank providers of consumer financial services;

●	Places certain limitations on investment and other activities by depository institutions, holding companies and their affiliates. Expands the coverage of Section 23A of the Federal Reserve Act to include the credit exposure related to additional transactions, including derivatives; and

●	Significantly increases the regulation of residential mortgage lending and servicing by banks and nonbanks by requiring, among other things, mortgage originators to ensure that the consumer will have the capacity to repay the loan; and requires mortgage loan securitizers to retain a certain amount of risk, unless the mortgages conform to the new regulatory standards as qualified residential mortgages.

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

May 2018 Banking Reform Legislation On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Regulatory Relief Act”), amended certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as certain other statutes administered by the federal banking agencies Some of the key provisions of the Regulatory Relief Act as it relates to community banks and bank holding companies include: (i) designating mortgages held in portfolio and “qualified mortgages” for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets (and total trading assets and trading liabilities of 5% or less of total assets) from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring federal banking agencies to establish a community bank leverage ratio of tangible equity to average consolidated assets of not less than 8% or more than 10%, and provide that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; (vi) clarifying definitions pertaining to high volatility commercial real estate loans (HVCRE), which requires higher capital allocations, so that only loans with increased risk are subject to higher risk weightings; and (vii) changing the eligibility for use of the small bank holding company policy statement from institutions with under $1 billion in assets to institutions with under $3 billion in assets.

Section 201 of the Regulatory Relief Act directed the federal banking agencies to develop a community bank leverage ratio (“CBLR”) of not less than 8% and not more than 10% for qualifying community banks and bank holding companies with total consolidated assets of less than $10 billion. Qualifying community banking organizations that exceed the CBLR level established by the agencies, and that elect to be covered by the CBLR framework, will be considered to have met: (i) the generally applicable leverage and risk-based capital requirements under the banking agencies’ capital rules; (ii) the capital ratio requirements necessary to be considered “well capitalized” under the banking agencies’ prompt corrective action framework in the case of insured depository institutions; and (iii) any other applicable capital or leverage requirements.

On February 8, 2019, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve Board, and the FDIC published for comment a proposed rule to implement the provisions of Section 201 of the Regulatory Relief Act. Under the proposal, a qualifying community banking organization would be defined as a deposit institution or depository institution holding company with less than $10 billion in assets and specified limited amounts of off-balance sheet exposures, trading assets and liabilities, mortgage servicing assets, and certain temporary difference deferred tax assets. A qualifying community banking organization would be permitted to elect the CBLR framework if its CBLR is greater than 9%. The proposed rulemaking also addresses opting in and opting out of the CBLR framework by a community banking organization, the treatment of a community banking organization that falls below the CBLR requirements, and the effect of various CBLR levels for purposes of the prompt corrective action categories applicable to insured depository institutions. Advanced approaches banking organizations (generally, institutions with $250 billion or more in consolidated assets) are not eligible to use the CBLR framework.

The Company continues to analyze the changes implemented by the Regulatory Relief Act, including the CBLR framework included in the recently proposed rulemaking. The Company does not believe, however, that such changes will materially impact the Company’s business, operations, or financial results.

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

Other Information

This Annual Report on Form 10-K is filed with the Securities and Exchange Commission (SEC). Copies of this document, the Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports and other filings by Codorus Valley with the SEC may be obtained electronically at PeoplesBank’s website at www.peoplesbanknet.com (select “Investor Relations”, then select “Filings”, then select “Documents”), or the SEC’s website at www.sec.gov. Copies can also be obtained without charge by writing to: Treasurer, Codorus Valley Bancorp, Inc., 105 Leader Heights Road, York, PA 17403.

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

Substantially all of our business is with clients located within South Central Pennsylvania, principally York and Lancaster County and North Central Maryland, principally Harford County, Baltimore County and Baltimore City. As a result of this geographic concentration, our results depend largely on economic conditions in these and surrounding areas. Deterioration in economic conditions in these markets could:

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

The planned phasing out of LIBOR as a financial benchmark presents risks to the financial instruments originated or held by the Corporation.

The London Interbank Offered Rate ("LIBOR") is the reference rate used for many of the Corporation's transactions, including variable and adjustable rate loans and borrowings. However, a reduced volume of interbank unsecured term borrowing coupled with recent legal and regulatory proceedings related to rate manipulation by certain financial institutions has led to international reconsideration of LIBOR as a financial benchmark. The United Kingdom Financial Conduct Authority ("FCA"), which regulates the process for establishing LIBOR, announced in July 2017 that the sustainability of LIBOR cannot be guaranteed. Accordingly, the FCA intends to stop persuading, or compelling, banks to submit to LIBOR after 2021. Until such time, however, FCA panel banks have agreed to continue to support LIBOR. It is impossible to predict what benchmark rate(s) may replace LIBOR or how LIBOR will be determined for purposes of financial instruments that are currently referencing LIBOR if, and when, it ceases to exist. The uncertainty surrounding potential reforms, including the use of alternative reference rates and changes to the methods and processes used to calculate rates, may have an adverse effect on the trading market for LIBOR-based securities, loan yields, and the amounts received and paid on other financial instruments. In addition, the implementation of LIBOR reform proposals may result in increased compliance and operational costs.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

The banking industry is heavily regulated, and such regulations are intended primarily for the protection of depositors and the federal deposit insurance fund, not shareholders. As a bank holding company, we are subject to regulation by the Federal Reserve. Our bank subsidiary is also regulated by the Federal Deposit Insurance Corporation, or FDIC, and is subject to regulation by the Pennsylvania Department of Banking and Securities and recently, by regulations promulgated by the Consumer Financial Protection Bureau (CFPB) as to consumer financial services and products. These regulations affect lending practices, capital structure, investment practices, dividend policy, and growth. In addition, we have non-bank operating subsidiaries from which we derive income. One of these non-bank subsidiaries, Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, engages in providing investment management and insurance brokerage services, industries that are also heavily regulated on both a state and federal level. In addition, newly enacted and amended laws, regulations, and regulatory practices affecting the financial service industry may result in higher capital requirements, higher insurance premiums and limit the manner in which we may conduct our business. Such changes may adversely affect us, including our ability to offer new products and services, obtain financing, attract deposits, make loans and leases and achieve satisfactory spreads, and may also result in the imposition of additional costs on us. As a public corporation, we are also subject to the corporate governance standards set forth in the Sarbanes-Oxley Act of 2002, as well as any applicable rules or regulations promulgated by the SEC and The NASDAQ Global Market.

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

We are currently authorized to issue up to 30,000,000 shares of common stock of which 9,451,547 shares were outstanding as of December 31, 2018, and up to 1,000,000 shares of preferred stock, none of which were outstanding as of December 31, 2018. Our board of directors has authority, without action or vote of the shareholders of common stock, to issue all or part of the authorized but unissued shares. Authorized but unissued shares of our common stock or preferred stock could be issued on terms or in circumstances that could dilute the interests of other shareholders.

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

As of December 31, 2018, we had $10,310,000 outstanding aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by certain of our subsidiaries that are statutory business trusts. We have also guaranteed those trust preferred securities. There are currently two separate series of these junior subordinated debt securities outstanding, each series having been issued under a separate indenture and with a separate guarantee. Each of these indentures, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock at any time when (i) there shall have occurred and be continuing an event of default under the indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under the indenture; or (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have deferred payment of interest on the junior subordinated debt securities outstanding under that indenture. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities of each series from time to time for up to five years.

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

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2: Properties

Codorus Valley owns the Codorus Valley Corporate Center (“Corporate Center”), located at 105 Leader Heights Road, York, PA 17403, subject to a first lien held by ACNB Bank and a second lien held by its wholly owned subsidiary, PeoplesBank. The first lien held by ACNB Bank supports a $3,000,000 line of credit. No draws have been made on the line and on December 31, 2018, the balance was zero. The second lien held by PeoplesBank totaled $169,000 on December 31, 2018. This facility serves as the corporate headquarters and is approximately 40,000 square feet, a portion of which is leased to third-parties. The Corporate Center is adjacent to PeoplesBank’s Data Operations Center and the Leader Heights financial center and is approximately one half mile from PeoplesBank’s Administrative Services Centers.

PeoplesBank owns and leases properties in York, Cumberland and Lancaster Counties, Pennsylvania and Baltimore and Harford Counties and Baltimore City in Maryland as shown below.

	Owned	Leased	Total
Pennsylvania
Financial Centers	11	9	20
Limited Service Facilities	-	11	11
Administrative Services Centers	1	1	2
Other Property(1)	1	-	1

Maryland
Financial Centers	4	2	6
Other Properties(2)	-	2	2

(1) The other property located in Pennsylvania consists of a maintenance facility for storage of maintenance equipment.

(2) The other properties located in Maryland consist of a facility formerly used as an administrative office for Madison Federal Savings Bank, acquired as a result of the merger completed on January 16, 2015 and a Loan Production Office.

In January 2019 a 3-building complex was purchased in Pennsylvania for future back office operations expansion.

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

PART II

Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Codorus Valley Bancorp, Inc. common stock is listed on the NASDAQ Global Market under the symbol CVLY. Codorus Valley had approximately 2,450 holders of record as of February 27, 2019. The closing price per share of Codorus Valley’s common stock on February 27, 2019, was $22.95. The following table sets forth high and low sales prices and dividends paid per common share for Codorus Valley as reported by NASDAQ during the periods indicated. All amounts reflect the impact of the common stock dividends distributed by the Corporation.

	2018			2017
			Dividends			Dividends
Quarter	High	Low	Per Share	High	Low	Per Share
First	$28.31	$23.65	$0.148	$26.17	$22.70	$0.123
Second	29.51	26.21	$0.148	26.81	22.88	$0.123
Third	31.86	28.19	$0.148	28.90	21.73	$0.123
Fourth	30.48	20.27	$0.148	31.87	26.01	$0.123

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about options outstanding and securities available for future issuance under the Corporation’s 2001 Employee Stock Bonus Plan, 2007 Long Term Incentive Plan, 2007 Employee Stock Purchase Plan and 2017 Long Term Incentive Plan, as adjusted for stock dividends distributed.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	204,418	$15.62	480,648	(1)
Equity compensation plans not approved by security holders	0	0	20,111	(2)
Total	204,418	$15.62	500,759

(1)	Includes 168,171 shares available for issuance under the 2007 Employee Stock Purchase Plan.
(2)	Shares available for issuance under the 2001 Employee Stock Bonus Plan that provides for shares of common stock to employees as performance-based compensation. For a description of this plan, see Note 12 - Stock-Based Compensation, to the consolidated financial statements.

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

For the years ended December 31, 2018 and 2017, the Corporation did not acquire any of its common stock under the current repurchase program.

Performance Graph

The following five-year performance graph compares the cumulative total shareholders return (including reinvestment of dividends) on Codorus Valley Bancorp, Inc.’s common stock to the S&P 500 Index and the ABA Community Bank NASDAQ Index. The stock performance graph assumes that $100 was invested on December 31, 2013, and the cumulative return is measured as of each subsequent fiscal year end.

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Codorus Valley Bancorp, Inc.	$100.00	$108.21	$120.34	$182.09	$187.61	$155.35
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
ABA Community Bank Index(1)	100.00	102.81	110.47	150.22	151.32	126.17

(1)	The ABA Community Bank Index is a market capitalization-weighted index, including banks and thrifts or their holding companies listed on The NASDAQ Stock Market as selected by the American Bankers Association (ABA).

Item 6: Selected financial data

Codorus Valley Bancorp, Inc.

	2018	2017	2016	2015	2014
Summary of operations (in thousands)
Interest income	$80,321	$70,415	$62,230	$56,002	$50,400
Interest expense	16,401	10,868	8,649	8,174	8,040
Net interest income	63,920	59,547	53,581	47,828	42,360
Provision for loan losses	2,700	4,175	3,000	3,500	1,600
Noninterest income	13,314	11,522	10,030	9,047	8,153
Noninterest expense	49,810	44,986	41,623	37,427	32,476
Income before income taxes	24,724	21,908	18,988	15,948	16,437
Provision for income taxes	5,182	9,904	5,886	4,813	4,668
Net income	19,542	12,004	13,102	11,135	11,769
Preferred stock dividends	0	0	16	120	174
Net income available to common shareholders	$19,542	$12,004	$13,086	$11,015	$11,595

Per common share
(adjusted for stock dividends)
Net income, basic	$2.08	$1.29	$1.42	$1.52	$1.70
Net income, diluted	$2.06	$1.27	$1.41	$1.51	$1.67
Cash dividends paid	$0.592	$0.492	$0.448	$0.420	$0.384
Stock dividends distributed	5%	5%	5%	5%	5%
Book value	$18.91	$17.56	$16.68	$15.97	$15.01
Tangible book value (1)	$18.67	$17.31	$16.43	$15.72	$15.01
Cash dividend payout ratio	28.3%	38.0%	32.0%	27.2%	22.5%
Weighted average shares outstanding	9,388,151	9,314,110	9,233,085	7,227,172	6,821,185
Weighted average diluted shares outstanding	9,479,266	9,423,455	9,312,113	7,305,017	6,940,683

Profitability ratios
Return on average shareholders’ equity (ROE)	11.42%	7.40%	8.47%	8.94%	10.22%
Return on average assets (ROA)	1.11%	0.72%	0.88%	0.82%	0.98%
Net interest margin (tax equivalent basis)	3.84%	3.84%	3.89%	3.79%	3.84%
Efficiency ratio	63.95%	62.07%	64.09%	64.60%	62.83%
Net overhead ratio	2.08%	2.03%	2.15%	2.12%	2.08%

Capital ratios (consolidated)
Common equity tier 1 ratio	12.15%	11.58%	11.88%	12.56%	n/a
Tier 1 risk-based capital	12.83%	12.29%	12.66%	14.49%	13.24%
Total risk-based capital	14.09%	13.48%	13.81%	15.60%	14.42%
Average shareholders’ equity to average assets	9.75%	9.79%	10.44%	9.15%	9.62%

Summary of financial condition at year-end (in thousands)
Investment securities (including restricted bank stock)	$155,515	$164,902	$201,665	$218,498	$216,973
Loans (including loans held for sale)	1,489,807	1,401,479	1,272,319	1,123,775	920,554
Assets	1,807,480	1,709,205	1,611,587	1,456,334	1,213,846
Deposits	1,495,280	1,384,507	1,264,177	1,094,149	954,973
Borrowings	122,332	150,805	181,947	194,820	132,590
Equity	178,746	164,219	154,957	159,141	118,440

Other data
Full service financial centers	26	26	26	24	21
Number of employees (full-time equivalents)	348	326	306	282	238
Wealth Management assets, market value (in thousands)	$725,087	$711,161	$562,865	$514,728	$307,000

(1) The following table provides the reconciliation of tangible book value, which is a non-GAAP Financial Measure, for the dates indicated:

(dollars in thousands)	2018	2017	2016	2015	2014
Total Shareholders’ Equity	$178,746	$164,219	$154,957	$159,141	$118,440
Less: Preferred Stock	0	0	0	(12,000)	(12,000)
Less: Goodwill and Other Intangible Assets	(2,316)	(2,321)	(2,327)	(2,333)	0
Tangible Shareholders’ Equity	$176,430	$161,898	$152,630	$144,808	$106,440

Common Shares Outstanding	9,452	9,351	9,290	9,211	7,087
Book Value	$18.91	$17.56	$16.68	$15.97	$15.01

Book Value	$18.91	$17.56	$16.68	$15.97	$15.01
Effect of Intangible Assets	(0.25)	(0.25)	(0.25)	(0.25)	0.00
Tangible Book Value	$18.67	$17.31	$16.43	$15.72	$15.01

This report contains certain financial information determined by methods other than in accordance with GAAP. This non-GAAP disclosure has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of the Corporation’s results as reported under GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies. Our management uses this non-GAAP measure in its analysis of our performance because it believes this measure is material and will be used as a measure of our performance by investors.

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

Management discussed the development and selection of critical accounting estimates and related Management Discussion and Analysis disclosures with the Audit Committee. There were no material changes made to the critical accounting estimates during the periods presented within this report. Additional information is contained in Management’s Discussion and Analysis regarding critical accounting estimates, including the provision and allowance for loan losses located on pages 38 and 56 of this report.

FINANCIAL HIGHLIGHTS

Executive Summary

The Corporation’s net income available to common shareholders (earnings) was $19,542,000 for the full year 2018, compared to $12,004,000 of earnings in 2017, an increase of $7,538,000 or 63 percent. The increase in net income for the year was partially the result of a $2,755,000 reduction in the net deferred tax asset value at December 31, 2017 due to the new corporate tax rate of 21 percent enacted on December 22, 2017 as part of the Tax Cuts and Jobs Act that became effective January 1, 2018.

●	Net interest income for 2018 increased $4,373,000 or 7 percent when compared to 2017, primarily due to an increase in the volume of commercial loans, which was partially offset by an increase in interest-bearing deposits.

●	Net interest margin (tax-equivalent basis) for 2018 was 3.84 percent, compared to 3.84 percent for 2017. The Corporation continues to have success in growing lower cost core deposits, while maintaining reasonable yields on new loan growth in a highly competitive environment. The average yield on earning assets increased to 4.82 percent in 2018 as compared to 4.53 percent in 2017 and the cost of interest-bearing liabilities increased to 1.24 percent in 2018, as compared to 0.86 percent in 2017.

●	The loan loss provision for 2018 was $2,700,000, a decrease of $1,475,000 compared to a provision of $4,175,000 for 2017. The change in provision for 2018 was primarily due to specific loan loss reserves assigned during 2018 as compared to a larger amount of aggregate net charge-offs and specific loan loss reserves in the prior year. The provision for both periods supported adequate allowance for loan loss coverage considering several factors, including the Corporation’s growth in commercial loans. The allowance as a percentage of total loans was 1.29 percent at December 31, 2018, and 1.19 percent at December 31, 2017.

●	Noninterest income, excluding gains on sales of investment securities, for the year ended December 31, 2018, totaled $13,314,000 representing an increase of $1,871,000 or 16 percent compared to noninterest income of $11,443,000 for 2017. Specific noninterest income increases included trust and investment services fees, income from mutual fund, annuity and insurance sales, service charges on deposits, gain on sale of loans held for sale, and other income. There were no gains on sales of investment securities for 2018 compared to $79,000 in 2017.

●	Noninterest expense for the year ended 2018, totaled $49,810,000 representing an increase of $4,824,000 or 11 percent compared to $44,986,000 for 2017. Higher costs associated with personnel, professional and legal, debit card processing, external data processing, and charitable donations, accounted for the majority of the increase. The primary driver of the aforementioned increase in noninterest expense was the continued expansion of our business and consumer banking in and support services for our Maryland and Pennsylvania markets. The higher costs were partially offset by a reduction in telecommunications expense due to a contract re-negotiation.

●	The provision for income taxes for 2018 totaled $5,182,000 which was $4,772,000 or 48 percent below the provision for income taxes for 2017 of $9,904,000. The decrease was due to a $2,755,000 reduction in the net deferred tax asset value at December 31, 2017 due to the new corporate tax rate of 21 percent enacted on December 22, 2017 as part of the Tax Cuts and Jobs Act that became effective January 1, 2018 and an overall higher tax rate in 2017, offset by a $2,816,000 increase in 2018 pre-tax net income.

●	Earnings per share were $2.08 basic and $2.06 diluted for 2018 compared to $1.29 basic and $1.27 diluted for 2017. The increase in earnings per share for the year was primarily the result of the aforementioned reduction in the net deferred tax asset value in 2017.

On December 31, 2018, total assets were approximately $1.81 billion, representing a 6 percent increase compared to December 31, 2017. The growth for 2018 occurred primarily in the commercial loan portfolio and was funded primarily by an increase in deposits.

The Corporation’s capital level remained sound as evidenced by capital ratios that exceed current regulatory requirements for well capitalized institutions.

The closing price for the Corporation’s common stock (NASDAQ: CVLY) was $21.25 per share on December 31, 2018, compared to $26.22 per share on December 31, 2017, as adjusted. Cash dividends paid on common shares for the year 2018 totaled $0.592 per share, as adjusted for stock dividends, representing an increase of $0.100 or 20 percent above the cash dividends of $0.492, as adjusted, paid for the year 2017. Also, the Corporation distributed a 5 percent common stock dividend on December 11, 2018. The Selected Financial Data schedule, located on page 29 of this report, provides a summary of operations and performance metrics for the past five years in a comparative format.

Year Ended December 31, 2018 vs. Year Ended December 31, 2017

The full year 2018 net income available to common shareholders of $19,542,000 represents an increase of $7,538,000 compared to the full year 2017 earnings of $12,004,000. Earnings per share were $2.08 basic and $2.06 diluted for 2018 compared to $1.29 basic and $1.27 diluted for 2017. The increase in net income and earnings per share for the year was partially the result of a $2,755,000 reduction in the net deferred tax asset value at December 31, 2017 due to the new corporate tax rate of 21 percent enacted on December 22, 2017 as part of the Tax Cuts and Jobs Act that became effective January 1, 2018.

Net interest income, which totaled $63,920,000 for the year ended December 31, 2018, represented an increase of $4,373,000 or 7 percent above net interest income of $59,547,000 for 2017. The growth in net interest income reflects the increased volume of interest-earning assets, primarily commercial loans; however, the additional interest income from this new loan volume was partially offset by increased costs associated with the growth in core deposits and an increase in volume and rates paid for time deposits and an increase in rates paid for long-term borrowings.

The loan loss provision for 2018 was $2,700,000, a decrease of $1,475,000 compared to a provision of $4,175,000 for 2017. The change in provision for 2018 was primarily due to specific loan loss reserves assigned during 2018 as compared to a larger amount of aggregate net charge-offs and specific loan loss reserves in the prior year. The allowance for loan losses as a percentage of total period-end loans was 1.29 percent and 1.19 percent as of December 31, 2018 and 2017, respectively. The provision for loan losses for both periods supported adequate allowance for loan loss coverage considering several factors, including the size, composition, and risks to the loan portfolio, the level of specific reserves, and realized net charge-offs.

Noninterest income, excluding gains on sales of investment securities, for the year ended December 31, 2018, totaled $13,314,000 representing an increase of $1,871,000 or 16 percent compared to noninterest income of $11,443,000 for 2017. Specific noninterest income increases included trust and investment services fees, income from mutual fund, annuity and insurance sales, service charges on deposits, gains on sales of loans held for sale, and other income. There were no gains on sales of investment securities for 2018 compared to $79,000 in 2017.

Noninterest expense for the year ended December 31, 2018, totaled $49,810,000 representing an increase of $4,824,000 or 11 percent compared to $44,986,000 for 2017. Higher costs associated with personnel, professional and legal, debit card processing, external data processing, charitable donations and foreclosed real estate, accounted for the majority of the increase. The primary driver of the aforementioned increase in noninterest expense was the expansion of our business and consumer banking in and support services for our Maryland and Pennsylvania markets. The increase was partially offset by a decrease in telecommunications expense.

The provision for income taxes for 2018 totaled $5,182,000 which was $4,772,000 or 48 percent below the provision for income taxes for 2017 of $9,904,000. The decrease was due to a $2,755,000 reduction in the net deferred tax asset value at December 31, 2017 due to the new corporate tax rate of 21 percent enacted on December 22, 2017 as part of the Tax Cuts and Jobs Act that became effective January 1, 2018 and an overall higher tax rate in 2017, offset by a $2,816,000 increase in 2018 pre-tax net income.

On December 31, 2018, total assets were $1.81 billion, representing a 6 percent increase compared to total assets of $1.71 billion as of December 31, 2017. Asset growth for 2018 occurred primarily in the commercial loan portfolio and was funded primarily by an increase in deposits.

The growth in core deposits included a $31,419,000 increase in the average balance of noninterest bearing deposits for 2018 as compared to 2017. Growing core deposits remains a particular focus of the Corporation because the rates paid for such deposits are low, transactional activity on these deposits are a source of fee income, and a core deposit relationship provides the opportunity to cross-sell other financial products and services. The Corporation excludes time deposits in its definition of core deposits.

Cash dividends paid on common shares for the year 2018 totaled $0.592 per share, as adjusted for stock dividends, representing an increase of $0.100 or 20 percent above the cash dividends of $0.492, as adjusted, paid for the year 2017.

The Corporation distributed a 5 percent common stock dividend on December 11, 2018, the same common stock dividend percentage that was distributed in December 2017.

The Corporation’s capital level remained sound as evidenced by capital ratios that exceed current regulatory requirements for well capitalized institutions. Table 9 - Capital Ratios, following, shows that both the Corporation and PeoplesBank were well capitalized for all periods presented.

Year Ended December 31, 2017 vs. Year Ended December 31, 2016

The full year 2017 net income available to common shareholders of $12,004,000 represents a decrease of $1,082,000 compared to the full year 2016 earnings of $13,086,000. Earnings per share were $1.29 basic and $1.27 diluted for 2017 compared to $1.42 basic and $1.41 diluted for 2016. The decrease in net income and earnings per share for the year was primarily the result of a $2,755,000 reduction in the net deferred tax asset value due to the new corporate tax rate of 21 percent enacted as part of the Tax Cuts and Jobs Act.

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

On December 31, 2017, total assets were $1.71 billion, representing a 6 percent increase compared to total assets of $1.61 billion as December 31, 2016. Asset growth for 2017 occurred primarily in the commercial loan portfolio and was funded primarily by an increase in deposits.

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

Cash dividends paid on common shares for the year 2017 totaled $0.492 per share, as adjusted for stock dividends, representing an increase of $0.044 or 10 percent above the cash dividends of $0.448, as adjusted, paid for the year 2016.

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

Net interest income for the year ended December 31, 2018, was $63,920,000, an increase of $4,373,000 or 7 percent above the full year 2017 net interest income. The increase was supported by a 6 percent increase in the average volume of interest-earning assets, primarily commercial loans. The additional interest income from the increased loan volume was partially offset by the costs associated with the growth in core deposits and an increase in volume and rates paid for interest bearing demand deposits, time deposits and long-term borrowings. The net interest margin, which reflects net interest income on a tax-equivalent basis as a percentage of average interest-earning assets, was 3.84 percent for 2018, compared to 3.84 percent for 2017.

Interest income for the full year 2018 totaled $80,321,000, an increase of $9,906,000 or 14 percent above 2017. The increase in total interest income was driven by a growth in the average volume and rate of loans which was partially offset by a decrease in the average volume and rate of tax-exempt investment securities and tax-exempt loans. Interest earning assets averaged $1.67 billion and yielded 4.82 percent (tax equivalent basis) for 2018, compared to $1.57 billion and a tax-equivalent yield of 4.53 percent, respectively, for 2017.

Interest expense for the full year 2018 totaled $16,401,000, an increase of $5,533,000 or 51 percent above 2017. The increase in total interest expense was primarily driven by an increase in rate in core deposits (the Corporation defines core deposits as demand, savings, and money market deposits), time deposits and long-term borrowings. Interest expense on deposits increased $5,415,000 or 67 percent for 2018 compared to 2017 and was primarily attributed to the increases in rates paid on interest bearing core deposits and time deposits. The average volume of interest bearing core deposits was $728,283,000 for the full year 2018, a $59,969,000 or 9 percent increase above the average volume for 2017. Interest expense on long-term debt increased $375,000 or 16 percent for 2018. The average rate paid on long-term borrowings in 2018 of 2.14 percent, reflected a 17 percent increase from the average rate paid of 1.83 percent in 2017. Long-term debt is primarily comprised of advances from the Federal Home Loan Bank of Pittsburgh, with intermediate term bullet maturities that supplement deposit funding and provide a partial funding hedge against rising market interest rates.

Tables 1 and 2, following, are presented on a tax-equivalent basis to make it easier to compare taxable and tax-exempt assets. Interest on tax-exempt assets (which include securities issued by, or loans made to, state and local governments) is adjusted based upon a 21 percent federal income tax rate in 2018 compared to a 35 percent rate for 2017 and 2016.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

		2018			2017			2016
	Average		Yield/	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$53,522	$1,053	1.97%	$34,050	$379	1.11%	$27,415	$142	0.52%
Investment securities:
Taxable	113,703	2,745	2.41	131,999	2,809	2.13	129,353	2,759	2.13
Tax-exempt	46,376	1,309	2.82	55,565	1,855	3.34	70,497	2,355	3.34
Total investment securities	160,079	4,054	2.53	187,564	4,664	2.49	199,850	5,114	2.56

Loans:
Taxable (1)	1,445,572	75,024	5.19	1,335,264	65,501	4.91	1,157,918	57,216	4.94
Tax-exempt	15,264	558	3.66	17,611	750	4.26	18,869	794	4.21
Total loans	1,460,836	75,582	5.17	1,352,875	66,251	4.90	1,176,787	58,010	4.93
Total earning assets	1,674,437	80,689	4.82	1,574,489	71,294	4.53	1,404,052	63,266	4.51
Other assets (2)	80,769			81,534			77,794
Total assets	$1,755,206			$1,656,023			$1,481,846
Liabilities and Shareholders’ Equity Deposits:
Interest bearing demand	$640,813	$6,366	0.99%	$582,389	$2,841	0.49%	$505,903	$1,935	0.38%
Savings	87,470	87	0.10	85,925	86	0.10	75,662	75	0.10
Time	454,608	7,100	1.56	426,189	5,211	1.22	413,876	4,657	1.13
Total interest bearing deposits	1,182,891	13,553	1.15	1,094,503	8,138	0.74	995,441	6,667	0.67
Short-term borrowings	10,104	59	0.58	38,988	316	0.81	31,129	162	0.52
Long-term debt	130,611	2,789	2.14	132,200	2,414	1.83	110,201	1,820	1.65
Total interest bearing liabilities	1,323,606	16,401	1.24	1,265,691	10,868	0.86	1,136,771	8,649	0.76

Noninterest bearing deposits	248,693			217,274			181,534
Other liabilities	11,795			10,837			8,880
Shareholders’ equity	171,112			162,221			154,661

Total liabilities and shareholders’ equity	$1,755,206			$1,656,023			$1,481,846
Net interest income (tax equivalent basis)		$64,288			$60,426			$54,617
Net interest margin (3)			3.84%			3.84%			3.89%
Tax equivalent adjustment		(368)			(879)			(1,036)
Net interest income		$63,920			$59,547			$53,581

(1)	Average balance includes average nonaccrual loans of $6,414,000 in 2018, $5,095,000 in 2017, and $2,692,000 in 2016. Interest includes net loan fees of $3,209,000 in 2018, $2,995,000 in 2017, and $3,370,000 in 2016.

(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.

(3)	Net interest income (tax equivalent basis) annualized as a percent of average interest earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	2018 vs. 2017			2017 vs. 2016
	Increase (decrease) due			Increase (decrease) due
	to change in			to change in
(dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$217	$457	$674	$34	$203	$237
Investment securities:
Taxable	(384)	320	(64)	41	9	50
Tax-exempt	(306)	(240)	(546)	(499)	(1)	(500)
Loans:
Taxable	5,430	4,093	9,523	7,784	501	8,285
Tax-exempt	(100)	(92)	(192)	(53)	9	(44)
Total interest income	4,857	4,538	9,395	7,307	721	8,028
Interest Expense
Deposits:
Interest bearing demand	291	3,234	3,525	313	593	906
Savings	1	0	1	10	1	11
Time	348	1,541	1,889	138	416	554
Short-term borrowings	(259)	2	(257)	62	92	154
Long-term debt	(27)	402	375	346	248	594
Total interest expense	354	5,179	5,533	869	1,350	2,219
Net interest income	$4,503	$(641)	$3,862	$6,438	$(629)	$5,809

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

For the year 2018, the provision for loan losses was $2,700,000, which was $1,475,000 or 35 percent lower, compared to a provision of $4,175,000 in 2017. The decreased provision for loan losses was the result of a $2,233,000 decrease in net loan charge-offs offset partially by modest net loan growth. Additionally, the increase in classified and past due loans resulted in increases to applicable qualitative factors and the amounts recorded to the provision in 2018. Higher provision for loan losses in 2017 was impacted by an increase in net charge-offs of $1,766,000. One loan in the construction and land development portfolio was the primary contributor to the higher net charge-offs in 2017. The provision for both periods supported adequate allowance for loan loss coverage, including the Corporation’s growth in commercial loans, and the Corporation’s analysis of the adequacy of the allowance based upon the size, composition, and risks to the loan portfolio, the level of specific reserves, and realized net charge-offs.

Noninterest Income

The following table presents the components of total noninterest income for each of the past three years.

Table 3 - Noninterest income

(dollars in thousands)	2018	2017	2016
Trust and investment services fees	$3,218	$2,889	$2,541
Income from mutual fund, annuity and insurance sales	1,031	821	870
Service charges on deposit accounts	4,732	4,164	3,696
Income from bank owned life insurance	972	1,028	861
Other income	1,650	1,107	898
Net gain on sales of loans held for sale	1,711	1,434	970
Gain on sales of securities	0	79	194
Total noninterest income	$13,314	$11,522	$10,030

For the year 2018, the overall $1,792,000 or 16 percent increase in total noninterest income, compared to the year 2017, was primarily the result of increases in trust and investment services fees, income from mutual fund, annuity and insurance sales, service charges on deposit, gains on sales of loans held for sale and other income.  The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The upward trend in trust and investment services fee income over the three year period presented was due to growth in trust assets under management from both new accounts, and appreciation in the market value of managed accounts, upon which some fees are based.

Income from mutual fund, annuity and insurance sales— Income from mutual fund, annuity and insurance sales increased during the current year due to higher volume of business.  Despite a decline in fees in 2017 as compared to 2016, assets under management have shown a steady increase over the last three year period.  The non-deposit investment products are sold by PeoplesBank’s subsidiaries Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors.

Service charges on deposit accounts—For the year 2018, the $568,000 or 14 percent increase in service charge income compared to the year 2017 was due to an increase in the volume of demand deposit accounts subject to fees and debit card transactions.  For the year 2017, service charge income increased $468,000 or 13 percent as compared to the year 2016.

Income from bank owned life insurance (BOLI)—For the year 2018, the $56,000 or 5 percent decrease in income from BOLI compared to 2017 was primarily due to a lower return on investments.  For the year 2017, the $167,000 or 19 percent increase in income from BOLI compared to 2016 was primarily due to additional investments totaling $4,007,000 during 2017.

Other income—For the year 2018, the $543,000 or 49 percent increase in other income compared to the year 2017 was primarily due to an increase in credit card merchant fees, loan servicing fees and letter of credit fees.

Net gain on sales of loans held for sale—The upward trend in net gains from the sale of loans held for sale is primarily due to a favorable trend in sales of fixed-rate residential mortgage loans and selling the guaranteed portion of secondary-market qualified loans originated through programs with the Small Business Administration.

Net gain on sales of securities—There were no gains on sales of securities in 2018.  For the year 2017, the Corporation realized $79,000 in gains on sales of securities compared to $194,000 for the full year 2016.  Securities sold included those where market pricing for certain instruments provided a favorable total return upon the sales and reinvestment of proceeds, versus holding the respective securities to maturity. In addition, sales provided cash to meet short-term liquidity needs.

Noninterest Expense

The following table presents the components of total noninterest expense for each of the past three years.

Table 4 - Noninterest expense

(dollars in thousands)	2018	2017	2016
Personnel	$29,410	$26,045	$24,187
Occupancy of premises, net	3,457	3,305	3,259
Furniture and equipment	3,044	2,851	2,801
Postage, stationery and supplies	734	765	676
Professional and legal	922	823	732
Marketing	1,589	1,572	1,518
FDIC insurance	702	723	606
Debit card processing	1,302	1,071	1,127
Charitable donations	2,131	1,368	1,079
Telecommunications	627	813	749
External data processing	2,144	1,690	1,455
Foreclosed real estate including provision for (recovery of) losses	66	(21)	157
Other	3,682	3,981	3,277
Total noninterest expense	$49,810	$44,986	$41,623

Total noninterest expense for the year 2018 increased $4,824,000 or 11 percent above the year 2017, reflecting the overall expansion of our business and consumer banking and support services for our Maryland and Pennsylvania markets.  The discussion that follows addresses changes in selected noninterest expenses.

Personnel—The upward trend in personnel expense was due largely to an increase in wage and benefit costs resulting from planned staff additions to support our expanded business and consumer banking services in Maryland and Pennsylvania.  Also contributing to the increase were higher incentive payments due to target financial metrics being achieved, along with increased costs associated with health insurance.

Occupancy of premises, net— Occupancy of premises expense is comprised of rent, depreciation, maintenance, insurance, real estate taxes and utilities. The level of expense can vary annually based upon franchise expansion, repairs and maintenance, and normal business growth.

Furniture and equipment—The upward trend in furniture and equipment expense was in alignment with the increased personnel expense, as additional furniture, computer hardware and software (and related depreciation and maintenance expenses) were incurred to support staff growth.  During 2017, overall maintenance and repair expenses declined compared to 2016, offsetting some of the aforementioned increases in expenses.

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

FDIC insurance—FDIC insurance fluctuations are a result of growth in assets and changes in financial ratios and other factors which are used to calculate the assessment multiplier.  There was a change of assessment methodology effective with the third quarter 2016, resulting in a lower assessment rate for 2016 as compared to subsequent years.

Debit card processing—The upward trend in debit card processing reflects a continual increase in debit card transaction volume, due primarily to the increased number of demand deposit accounts and debit cards offset by a new contract in 2017 which reduced the costs per transaction.

Charitable donations—The level of charitable donations can fluctuate annually due to the timing of payment and the availability of the state tax credits.  Some donations to nonprofit organizations qualify for related state tax credits that typically range from 50 to 90 percent of the amount donated, effectively lowering the cost of the donation.  PeoplesBank uses state tax credits from donations to reduce its Pennsylvania bank shares tax expense which is included in other expenses as well as Maryland corporate income tax.  In 2018 the Corporation established a charitable foundation, accounting for $560,000 of the increase as compared to 2017.

Telecommunications— Although network capacity, the number of facilities, and personnel continue to increase, telecommunication decreased 23 percent in 2018, as compared to 2017 and decreased 16 percent, as compared to 2016, as the result of a contract re-negotiation.

External data processing—The upward trend in external data processing from 2016 to 2018 reflects increased reliance on outsourcing transaction processing to specialized vendors, which is typically performed on their hosted and secure websites, thereby increasing the Corporation’s data processing efficiency.   Additional expenditures related to expansion in the electronic banking services offered to our client base, and charges for higher transaction volume from normal business growth.

Foreclosed real estate including provision for (recovery of) losses— An upward trend in the volume of foreclosed assets held resulted in an increase in year-over-year holding costs including real estate taxes, property maintenance, appraisal fees, and provision for losses. In addition, during 2017, there was a recovery of a prior provision in 2016.

Other expenses —Other expense, comprised of many underlying expenses, decreased $299,000 or 8 percent in 2018 as compared to 2017 reflecting reduced costs associated with miscellaneous loan expenses and impaired loans. In 2017, other expenses increased $704,000 or 21 percent as compared to 2016 reflecting additional costs associated with director and committee fees, miscellaneous loan expenses, memberships, Pennsylvania bank shares tax, deposit charge-offs and impaired loans.

Provision for Income Taxes

The provision for income taxes for 2018 totaled $5,182,000, which was $4,722,000 or 48 percent below the provision for income taxes for 2017 of $9,904,000.  The decrease was due to a $2,755,000 reduction in the net deferred tax asset value at December 31, 2017 due to the new corporate tax rate of 21 percent enacted as part of the Tax Cuts and Jobs Act.  For 2017 and 2016, the Corporation’s incremental statutory federal income tax rate was 35 percent; however, the Corporation’s effective income tax rate was approximately 45 percent for 2017, compared to 31 percent for 2016.  The effective tax rate differs from the statutory tax rate due to the impact and volume of tax-exempt income, including income from bank owned life insurance and certain municipal securities and loans and the new corporate tax rate.

Preferred Stock Dividends

No preferred stock dividends were paid in 2018 or 2017 as compared to $16,000 for 2016.  On February 18, 2016, as reported on a Form 8-K filed on February 19, 2016, the Corporation redeemed the remaining $12,000,000 in outstanding shares of Series B preferred stock issued under the U.S. Treasury’s Small Business Lending Fund Program, resulting in the reduction in dividends expense for the year.  Information about the SBLF Program is provided in Note 10—Shareholders’ Equity, to the consolidated financial statements.  The preferred stock dividend rate for both 2016 was 1 percent of the amount of the average preferred stock outstanding, paid quarterly to the U.S. Treasury.

BALANCE SHEET REVIEW

Interest Bearing Deposits with Banks

Interest bearing deposits with banks totaled $69,103,000 on December 31, 2018, compared to $55,566,000 on December 31, 2017.  The balance increased as a result of the strong growth in deposits and cash flow from the investment portfolio offset by loan growth, principally commercial loans and a reduction in short-term borrowings and long-term debt.

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

The following table shows the amortized cost and fair value, by type of debt security, for three year-end periods:

Table 5-Investment Securities
	December 31,
	2018		2017		2016
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
Debt securities:
U.S. Treasury notes	$19,780	$19,003	$14,758	$14,071	$14,730	$13,937
U.S. agency	16,000	15,063	18,015	17,303	26,045	25,086
U.S. agency mortgage-backed, residential	75,446	74,555	75,204	75,175	91,242	91,761
State and municipal	41,184	40,972	51,827	52,042	64,421	63,955
Total debt securities	$152,410	$149,593	$159,804	$158,591	$196,438	$194,739

At December 31, 2018, the fair value of securities, available-for-sale, totaled $149,593,000, a decrease compared to the fair value of the investment securities portfolio balance of $158,591,000 at December 31, 2017.  For the year 2018, cash inflows from maturities, repayments, and calls were reinvested in commercial loans and paid off short-term borrowings and long-term debt, while increasing on-Balance Sheet liquidity.

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

As shown in Table 5, above, the Corporation holds investments in the obligations of states and municipalities. Municipalities have many options for meeting their debt obligations, including decreasing costs and service levels, imposing taxes and fees and selling assets.  In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific reserves, which provide additional layers of protection to the investor.  Access to the credit market and a good credit rating are high priorities enabling a municipality to meet its current and future funding needs at a reasonable interest cost.  For these reasons, defaults on municipal bonds are unusual.  The majority of municipal bonds in the Corporation’s portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment.  Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but such bonds are for critical services such as water and sewer.  Many of the municipal holdings are also insured or backed by specific school district loss reserves. Based on the results of an independent credit review of the Bank’s entire municipal bond portfolio as performed in 2018, and recent bond ratings by national statistical rating organizations, we believe that the municipal investments held by PeoplesBank are investment grade.

The table below shows that the available-for-sale securities portfolio had an overall yield of 2.58 percent on December 31, 2018:

Table 6-Securities Maturity Schedule (amortized cost basis)

	December 31, 2018
	Maturity Distribution
		One	Five
	One year	through	through	After	Total
(dollars in thousands)	or less	five years	ten years	ten years	Amount	Yield(1)
Debt securities:
U.S. Treasury notes	$0	$9,966	$9,814	$0	$19,780	1.96%
U.S. agency	0	5,000	11,000	0	16,000	1.95%
U.S. agency mortgage-backed, residential (2)	418	61,501	5,464	8,063	75,446	2.69%
State and municipal	4,285	13,734	20,157	3,008	41,184	2.92%
Total debt securities	$4,703	$90,201	$46,435	$11,071	$152,410	2.58%

Yield (1)	3.28%	2.41%	2.60%	3.62%	2.58%

(1) Weighted average yields (tax equivalent basis) were calculated on the amortized cost basis.

(2) U.S. agency mortgage-backed securities are included in the maturity categories based on average expected life.

The portfolio yield as of December 31, 2018, reflected in the table above, is higher than the 2.44 percent securities portfolio yield as of December 31, 2017.  Generally, higher yielding securities, as compared to the yields in maturing and called securities, were purchased in 2018.  Purchases included the reinvestment of cash flows from maturities, calls and principal repayments on mortgage-backed bonds, during a year of increasing market investment interest rates.  More information about investment securities is provided in Note 3-Securities, to the consolidated financial statements.

Restricted Investment in Bank Stocks

At December 31, 2018, the Corporation held approximately $5,922,000 in restricted common stock, compared to $6,311,000 at year-end 2017.  Investment in restricted stock is a condition of obtaining credit from the Federal Home Loan Bank of Pittsburgh (FHLBP) and the Atlantic Community Bankers Bank, which is a subsidiary of Atlantic Community Bancshares, Inc. (ACBI).  Accordingly, changes in the level of restricted stock are the result of member capital requirements and borrowing levels from the FHLBP as described within the Long-term Debt section of this report. Of the total investment as of December 31, 2018, approximately $5,847,000 consisted of stock issued by the FHLBP, with the remainder being restricted stock issued by ACBI.  Information about restricted investment in bank stocks, including impairment considerations, is provided in Note 1–Summary of Significant Accounting Policies, to the consolidated financial statements.

Loans Held for Sale

On December 31, 2018, loans held for sale were approximately $4,127,000, compared to $1,715,000 at year-end 2017. The $4,127,000 consists of $516,000 residential mortgage loans and $3,611,000 of Small Business Administration (SBA) loans.  For both years, PeoplesBank’s mortgage banking production focused on originating and selling secondary-market qualifying residential mortgage loans.

Loans

On December 31, 2018, total loans, net of deferred fees, totaled approximately $1.49 billion, compared to $1.40 billion at year end 2017, an increase of $85,916,000 or 6 percent above total loans as of year-end 2017. Most of the increase was due to an $81,980,000 or 7 percent increase in commercial loans, which reflected continued strong commercial loan demand in our markets, and our continued ability to expand existing relationships with creditworthy borrowers, and acquire new loan business, based on our reputation for client service and competitive prices and terms.

The average yield (tax-equivalent basis) earned on total loans was 5.17 percent for the full year 2018, as compared to 4.90 percent for the year 2017.  Slowly rising market interest rates and strong competition in our markets resulted in continuing pricing pressures on new loan and refinancing activities.  The composition of the Corporation’s loan portfolio, by industry class, at December 31, 2018 and 2017 is provided in Note 4–Loans in the notes to the consolidated financial statements.

The following table presents the general composition of total loans for five year-end periods:

Table 7-Loan Portfolio Composition

Table 7-Loan Portfolio Composition

	December 31,
(dollars in thousands)	2018	%	2017	%	2016	%	2015	%	2014	%
Commercial, financial and agricultural	$1,124,833	75.7	$1,013,428	72.4	$924,729	72.8	$802,436	71.5	$658,627	71.6
Real estate-construction and land development	154,977	10.4	184,402	13.2	148,635	11.7	133,978	11.9	114,695	12.5
Total commercial related loans	1,279,810	86.1	1,197,830	85.6	1,073,364	84.5	936,414	83.4	773,322	84.1

Real estate - residential mortgages	83,977	5.7	79,325	5.6	73,496	5.8	70,094	6.2	32,453	3.5
Consumer and home equity	121,893	8.2	122,609	8.8	123,911	9.7	116,703	10.4	114,315	12.4
Total consumer related loans	205,870	13.9	201,934	14.4	197,407	15.5	186,797	16.6	146,768	15.9

Total loans	$1,485,680	100.0	$1,399,764	100.0	$1,270,771	100.0	$1,123,211	100.0	$920,090	100.0

The table below shows at December 31, 2018, the commercial loan portfolio was comprised of approximately $832,146,000 or 65 percent in fixed rate loans, and $447,664,000 or 35 percent in floating rate loans.  This compares to $822,285,000 or 69 percent in fixed rate loans, and $375,545,000 or 31 percent in floating rate loans, for the year ended December 31, 2017.  Floating rate loans reprice periodically with changes in the Wall Street Journal (WSJ) Prime Rate, or LIBOR.

Table 8-Selected Loan Maturities and Interest Rate Sensitivity

	December 31, 2018
	Maturity Distribution
		One
	One year	through	After
(dollars in thousands)	or less	five years	five years	Total
Commercial, financial and agricultural	$241,736	$248,806	$634,291	$1,124,833
Real estate-construction and land development	94,910	30,970	29,097	154,977
Total commercial related loans	$336,646	$279,776	$663,388	$1,279,810

Fixed interest rates	$54,001	$213,910	$564,235	$832,146
Floating interest rates	282,645	65,866	99,153	447,664
Total commercial related loans	$336,646	$279,776	$663,388	$1,279,810

During 2018, in terms of dollars and percentages more floating rate commercial loans were originated although a majority of the commercial portfolio is fixed rate loans with maturities ranging from five to ten years. Although the commercial loan portfolio’s fixed rate volume and longer maturities increase risk if interest rates rise, management has implemented interest rate risk mitigation strategies which include maintaining a shorter duration in the Corporation’s investment portfolio, and lengthening fixed rate liabilities, principally borrowings from the Federal Home Loan Bank of Pittsburgh.  In addition, commercial loans are generally structured whereby there is an initial fixed rate period, typically five years, and then adjust based upon a predetermined index if a new fixed rate is not renegotiated.  Approximately 52 percent of the loans identified as fixed interest rates above are set to adjust during the term of the loan.  Additional loan information can be found in Note 4–Loans, in the notes to the consolidated financial statements, and within the Risk Management section of this report.

Premises and Equipment

On December 31, 2018, premises and equipment, net of accumulated depreciation, totaled approximately $24,724,000, as compared to $24,382,000 on December 31, 2017. The increase was a result of new acquisitions of $2,754,000, offset by depreciation and disposals on existing premises and equipment of $2,412,000.

Other Assets

On December 31, 2018, other assets totaled approximately $57,495,000, compared to $53,306,000 of other assets as of December 31, 2017.  Other assets were primarily comprised of investments in bank owned life insurance (BOLI), foreclosed real estate, accrued interest receivable, and deferred tax assets.

Investments in life insurance relates to a select group of employees and directors whereby PeoplesBank is the owner and beneficiary of the policies. These investments, carried at the cash surrender value of the underlying policies, totaled $37,585,000 at year-end 2018, compared to $36,632,000 at year-end 2017. PeoplesBank purchased $4,007,000 of BOLI during 2017.  The selection of the underlying BOLI insurers is based primarily on the respective insurers’ high credit rating and reputation, and competitive tax-exempt yield.  The Corporation also seeks to maintain a reasonable diversification among insurers supporting the BOLI portfolio. The level of the Corporation’s BOLI investment was approximately 21 percent of PeoplesBank’s Tier 1 capital, excluding net unrealized gains on available-for-sale securities, at December 31, 2018, which is within the regulatory guideline of 25 percent of Tier 1 capital.

Other assets also include foreclosed real estate, net of allowance, totaling $1,755,000 at year-end 2018, compared to $216,000 at year-end 2017.  The $1,539,000 increase was primarily the result of the addition of one property.  Foreclosed real estate is discussed in the Nonperforming Assets section of this report.

Also included with other assets is $5,552,000 of accrued interest receivable on loans and investment securities, and $5,018,000 of net deferred tax assets. Additional information about these assets can be found in Note 1–Summary of Significant Accounting Policies in the notes to the consolidated financial statements under the appropriate subheadings.

Funding

Deposits

Deposits are the Corporation’s principal source of funding for earning assets.  The average rate paid on interest-bearing deposits was 1.15 percent for the year 2018 as compared to 0.74 percent for the year 2017.

On December 31, 2018, deposits totaled $1.50 billion, which represented a $110,773,000 or 8 percent increase compared to the level at year-end 2017. The increase, primarily associated with noninterest bearing demand, money market and time deposits less than $250,000, reflects several rate promotions offered throughout the year.  Core deposits, consisting of demand, money market and savings, in aggregate, increased $92,018,000 or 10 percent and time deposits (i.e. CDs) increased $18,755,000 or 4 percent.  Of the total $464,776,000 of time deposits as of December 31, 2018, the balance of certificates of deposit with a balance of less than $100,000 totaled $271,794,000, $100,000 to $250,000 totaled $144,866,000 and $250,000 or more totaled $48,116,000.  Time deposits totaling $187,087,000 or 40 percent of the total at year-end 2018 will mature in 2019.

On December 31, 2018, the balance of certificates of deposit with a balance of $100,000 and above was $192,982,000.  Of this total, $16,827,000 mature within three months, $21,241,000 mature after three months but within six months, $41,540,000 mature after six months but within twelve months, and the remaining $113,374,000 mature beyond twelve months. The composition of the Corporation’s deposit portfolio at December 31, 2018 is provided in Note 7-Deposits, in the notes to the consolidated financial statements.

Short-term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase (repo agreements), federal funds purchased, and other borrowings as described more fully in Note 8-Short-term Borrowings and Long-term Debt, to the consolidated financial statements. On December 31, 2018, short-term borrowings totaled $7,022,000, as compared to the $20,495,000 as of December 31, 2017.  The balance on December 31, 2018, consisted of $7,022,000 of repurchase agreements and no other short-term borrowings as compared to the balance of $20,495,000 at year-end 2017 consisting of $10,295,000 of repurchase agreements and $10,200,000 of short-term borrowings.  The decrease in the balance of repurchase agreements was a result of a shifting in balances into deposit products while other short-term borrowings declined as cash flow from investments and deposits were ample to fund loan growth and maintain adequate liquidity.

Long-term Debt

Long-term debt is a secondary funding source to deposits for asset growth.  On December 31, 2018, long-term debt totaled $115,310,000, compared to $130,310,000 at year-end 2017.  The decrease was the result of the repayment of matured advances from the Federal Home Loan Bank of Pittsburgh (FHLBP).

Generally, funds for the payment of long-term debt come from operations.  On December 31, 2018, total unused credit with the FHLBP was approximately $409,978,000.  Obligations to the FHLBP are secured by FHLBP stock and qualifying collateral, principally real estate secured loans. A listing of outstanding long-term debt obligations is provided in Note 8-Short-term Borrowings and Long-term Debt, in the notes to the consolidated financial statements.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity, or capital, enables the Corporation to maintain asset growth and absorb losses.  Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion, balance sheet growth, dividend policy, and regulatory mandates.

Total shareholders’ equity was $178,746,000 on December 31, 2018, an increase of approximately $14,527,000 or 9 percent, compared to $164,219,000 at year-end 2017.  The increase was primarily the result the Corporation’s $19,542,000 in net income available for common shareholders less $5,539,000 of dividends paid to common shareholders for 2018. Information pertaining to preferred and common stock of the Corporation is disclosed in Note 10–Shareholders’ Equity, in the notes to the consolidated financial statements.

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

The SBLF preferred stock qualifies as Tier 1 regulatory capital and requires the payment of non-cumulative cash dividends quarterly on each January 1, April 1, July 1 and October 1. Preferred stock dividends for 2016 were $16,000.  On February 18, 2016, Codorus Valley redeemed the remaining $12,000,000, or 12,000 shares of Series B preferred stock issued to the Treasury as reported on form 8-K filed on February 19, 2016. The annualized dividend rate on the preferred stock issued under the SBLF Program was 1 percent through the redemption date of February 18, 2016.

Dividends on Common Stock

The Corporation typically pays cash dividends on its common stock on a quarterly basis.  The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other factors.  Annual cash dividends per common share for the year 2018 totaled $0.592 per share, as adjusted for stock dividends, representing an increase of $0.100 or 20 percent above the cash dividends of $0.492, as adjusted, paid for the year 2017.

Periodically, the Corporation distributes stock dividends on its common stock. On December 11, 2018, the Corporation distributed a 5 percent common stock dividend to shareholders of record at the close of business on October 23, 2018.  A 5 percent common stock dividend was also distributed in December 2017.

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

Table 9-Capital Ratios

	Ratios		Federal Minimum		Federal		Capital (2)
	at December 31,		Required (1)		Well		at December 31,
(dollars in thousands)	2018	2017	2018	2017	Capitalized		2018	2017

Common Equity Tier 1 Capital
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	12.15%	11.58%	6.375%	5.750%	n/a	%	$178,656	$162,860
PeoplesBank	12.58	12.04	6.375	5.750	6.50		184,420	168,879

Tier 1 risk-based capital
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	12.83%	12.29%	7.875%	7.250%	n/a	%	$188,656	$172,860
PeoplesBank	12.58	12.04	7.875	7.250	8.00		184,420	168,879

Total risk-based capital
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	14.09%	13.48%	9.875%	9.250%	n/a	%	$207,040	$189,549
PeoplesBank	13.83	13.23	9.875	9.250	10.00		202,757	185,568

Leverage
(Tier 1 capital as a percentage of average total assets)
Codorus Valley Bancorp, Inc. (consolidated)	10.46%	10.26%	4.00%	4.00%	n/a	%	$188,656	$172,860
PeoplesBank	10.25	10.05	4.00	4.00	5.00		184,420	168,879

(1) Minimum amounts and ratios as of December 31, 2018 include the third year phase in of the capital conservation buffer of 0.625 percent required by the Basel III framework.  The conservation buffer is to be phased in over a four year period beginning January 1, 2016, with the full 2.5 percent required as of January 1, 2019.

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

The Corporation’s regulatory capital position at December 31, 2018 and 2017, as reflected in Table 9 above, reflects compliance with the new rule requirements that became effective January 1, 2015.  The Corporation plans to manage its capital to ensure continued compliance.

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
●

The Corporation lends mainly within its primary geographical market area, including York County and Lancaster County, Pennsylvania and Harford County, Baltimore County and Baltimore City, Maryland.  Although this focus may pose a geographical concentration risk, the diverse local economies and employee knowledge of our clients lessens this risk.

●	The loan portfolio is diversified to prevent dependency upon a single client or small group of related clients.
●	The Corporation does not participate in the subprime lending market, nor does it invest in securities backed by subprime mortgages.
●	The Corporation does not lend to foreign countries or persons residing therein.

The Corporation uses loan-to-value ratios (“LTV ratios”) for loan underwriting, establishing generally acceptable ratios of the loan amount to the value of the collateral securing the loan, to minimize the risk of future loss from the loan portfolio. At December 31, 2018, the LTV ratios listed below were in effect.

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

One component of the internal credit risk review is the identification and management of industry concentrations, defined as greater than 10 percent of the total loan portfolio. As of December 31, 2018, the Corporation had three industry concentrations that exceeded 10 percent of the total loan portfolio: residential real estate investor represented 15.6 percent of the portfolio; commercial real estate investor represented 14.2 percent of the portfolio; and builder and developer represented 10.4 percent of the portfolio. As of December 31, 2017, the Corporation had the same three industry concentrations that exceeded 10 percent of the total loan portfolio: commercial real estate investor, which represented 16.5 percent of the portfolio; residential real estate investor, which represented 15.0 percent of the portfolio; and builder & developer, which represented 13.2 percent of the portfolio. Loans to borrowers within these industries are usually collateralized by real estate.

In addition to a comprehensive lending policy, numerous internal reviews of loan and foreclosed real estate portfolios occur throughout the year.  These portfolios, or selected accounts therein, are also examined periodically by the Corporation’s or PeoplesBank’s regulators.

Nonperforming Assets

Table 10 – Nonperforming Assets, below, presents a five-year history of asset categories posing the greatest risk of loss and related ratios.

Table 10-Nonperforming Assets

	December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Nonaccrual loans	$20,058	$5,052	$3,114	$3,045	$6,384
Nonaccrual loans, troubled debt restructurings	930	0	0	188	2,242
Accruing loans that are contractually past due 90 days or more as to principal and interest	2,128	76	733	484	54
Total nonperforming loans	23,116	5,128	3,847	3,717	8,680
Foreclosed real estate, net of allowance	1,755	216	2,705	2,913	2,542
Total nonperforming assets	$24,871	$5,344	$6,552	$6,630	$11,222
Accruing troubled debt restructurings	$3,098	$3,344	$3,664	$3,903	$1,996

Total period-end loans, net of deferred fees	$1,485,680	$1,399,764	$1,270,771	$1,123,211	$920,090
Allowance for loan losses (ALL)	$19,144	$16,689	$14,992	$12,704	$11,162
ALL as a % of total period-end loans	1.29%	1.19%	1.18%	1.13%	1.21%
Net charge-offs as a % of average total loans	0.02%	0.18%	0.06%	0.19%	0.05%
ALL as a % of nonperforming loans	82.81%	325.48%	389.69%	341.78%	128.59%
Nonperforming loans as a % of total period-end loans	1.56%	0.37%	0.30%	0.33%	0.94%
Nonperforming assets as a % of total period-end loans and net foreclosed real estate	1.67%	0.38%	0.51%	0.59%	1.22%
Nonperforming assets as a % of total period-end assets	1.38%	0.31%	0.41%	0.46%	0.92%
Nonperforming assets as a % of total period-end shareholders’ equity	13.91%	3.25%	4.23%	4.17%	9.47%

While the Corporation’s loan portfolio has experienced strong growth over the years, Table 10 above reflects notable progress prior to 2018 in reducing or maintaining the level of nonperforming assets. This was accomplished through continuous collection efforts coordinated by the Corporation’s General Counsel, recoveries from borrower payments and foreclosed real estate sales, the establishment of valuation allowances for selective accounts, and if necessary, loan charge-offs.  During 2018 there was a $17.9 million increase in nonperforming loans, primarily related to the identification of a likely deterioration within eight credit relationships that had a loan balance of $16.9 million, of which one relationship represents $9.4 million of the $13.8 million.  Loan balances of $2.1 million are still accruing interest due to sufficient collateral coverage.  Management believes that specific reserves assigned within the allowance for loan losses for each credit is sufficient at December 31, 2018 and the bank is not experiencing a change in the portfolio’s credit quality.  In monitoring and managing nonperforming assets, we remain concerned about the impact of changing economic conditions, and the potential for adverse real estate market value changes, and the corresponding effects on commercial borrowers.

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

As of December 31, 2018, the nonperforming loan portfolio balance totaled $23,116,000, compared to $5,128,000 at year-end 2017.  Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due.  The Corporation generally places a loan on nonaccrual status and ceases accruing interest income (i.e., recognizes interest income on a cash basis as long as the loan is sufficiently collateralized) when loan payment performance is unsatisfactory and the loan is past due 90 days or more.  Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection.  A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all of the principal and interest amounts contractually due are current for at least six consecutive payments and future payments are reasonably assured.  As of December 31, 2018, the nonaccrual loan portfolio balance totaled $20,988,000, compared to $5,052,000 at year-end 2017.  The increase in nonaccrual loans resulted from loans totaling $19,576,000 being placed on nonaccrual status, which as offset by reductions totaling $3,640,000 primarily the result of principal repayments and charge-offs.  For both periods, the nonperforming loan portfolio balance was comprised primarily of collateralized commercial loans.  For 2018, the gross interest income that would have been recorded if the nonaccrual loans had been current in accordance with their original terms and current throughout the period was approximately $1,271,000.  The amount of interest income on those nonaccrual loans that was included in net income for 2018 was approximately $357,000.  The interest income recognized on impaired loans in Note 4–Loans, in the notes to the consolidated financial statements, is a higher amount because it includes interest income on all impaired loans, which includes nonaccrual loans, from the time the loan was impaired.

Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank and is included in the Other Assets category on the Corporation’s balance sheet.  The carrying amount of foreclosed real estate as of December 31, 2018, net of allowance, totaled $1,755,000, an increase of $1,539,000 or 713 percent, compared to $216,000 at year-end 2017.  The increase is primarily attributable to the addition of one property.

Troubled debt restructurings pertain to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties.  Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date.  Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms.  As of December 31, 2018, the accruing troubled debt restructuring portfolio balance totaled $3,098,000, compared to $3,344,000 at year-end 2017.  The decrease was the result of principal payments made on loans within the troubled debt restructuring portfolio.

At December 31, 2018, there were $23,997,000 in additional potential problem loans being closely monitored by management.   These additional potential problem loans consist of loans classified as substandard, reflecting an increased risk of the borrowers’ ability to comply with present repayment terms.  These loans are not classified as nonperforming and are not disclosed in Table 10.  Comparatively, we were monitoring $18,141,000 of potential problem loans at December 31, 2017.

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

The allowance for loan losses was $19,144,000 or 1.29 percent of total loans, on December 31, 2018, compared to $16,689,000 and 1.19 percent, respectively, on December 31, 2017.  While the $2,455,000 or 15 percent increase in the allowance from December 31, 2017 to December 31, 2018 was generally consistent with the additional $3,436,000 related allowance established for impaired loans over the same 12 month period, the bank analyzed the increase of loan designated as impaired, including those identified as nonaccrual or contractually past due, and made adjustments to applicable qualitative factors in the calculation of the reserve.  The increase is considered credit specific and not believed to be an indication of a larger deterioration trend within overall credit quality.

Based on our comprehensive analysis of the loan portfolio, and recognizing other relevant considerations including expected continued loan growth, continued uncertainty on certain larger criticized assets as legal and collection efforts continue, and the unknown impact of future accounting and regulatory requirements related to the determination of the allowance for loan losses, we believe that the allowance for loan losses was adequate at December 31, 2018.

Table 11 -Analysis of Allowance for Loan Losses

(dollars in thousands)	2018	2017	2016	2015	2014
Balance - beginning of year	$16,689	$14,992	$12,704	$11,162	$9,975
Provision charged to operating expense	2,700	4,175	3,000	3,500	1,600
Loans charged off:
Commercial, financial and agricultural	146	858	771	1,151	326
Real estate - construction and land development	0	1,474	0	497	0
Real estate - residential mortgages	10	0	79	40	30
Consumer and home equity	326	305	116	337	396
Total loans charged off	482	2,637	966	2,025	752
Recoveries:
Commercial, financial and agricultural	168	101	193	21	248
Real estate - construction and land development	18	30	0	0	0
Real estate - residential mortgages	10	5	1	21	4
Consumer and home equity	41	23	60	25	87
Total recoveries	237	159	254	67	339
Net charge-offs	245	2,478	712	1,958	413
Balance - end of year	$19,144	$16,689	$14,992	$12,704	$11,162

Ratios:
Net charge-offs as a % of average total loans	0.02%	0.18%	0.06%	0.19%	0.05%
Allowance for loan losses as a % of total period-end loans	1.29%	1.19%	1.18%	1.13%	1.21%
Allowance for loan losses as a % of nonperforming loans	82.81%	325.48%	389.69%	341.78%	128.59%

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

Table 12-Allocation of Allowance for Loan Losses

	December 31,
	2018		2017		2016		2015		2014
		% Total		% Total		% Total		% Total		% Total
(dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial, financial and agricultural	$15,055	75.7	$10,730	72.4	$10,390	72.8	$8,801	71.5	$7,134	71.6
Real estate - construction and land development	2,835	10.4	3,388	13.2	2,384	11.7	1,934	11.9	2,236	12.5
Total commercial related	17,890	86.1	14,118	85.6	12,774	84.5	10,735	83.4	9,370	84.1

Real estate - residential mortgages	126	5.7	108	5.6	85	5.8	67	6.2	64	3.5
Consumer and home equity	409	8.2	283	8.8	372	9.7	422	10.4	392	12.4
Total consumer related	535	13.9	391	14.4	457	15.5	489	16.6	456	15.9

Unallocated	719	n/a	2,180	n/a	1,761	n/a	1,480	n/a	1,336	n/a

Total	$19,144	100.0	$16,689	100.0	$14,992	100.0	$12,704	100.0	$11,162	100.0

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

Additionally, we have experienced continued strong commercial loan growth, including growth in newer markets where we have less of a loss history.  Also, we recognize the inherent imprecision in any methodology for estimating specific and general loan losses, including the unpredictable timing and amounts of charge-offs and related historical loss averages, and specific-credit or broader portfolio future cash flow value and collateral valuation uncertainties which could negatively impact unimpaired portfolio loss factors.  Accordingly, as of December 31, 2018, we maintained a 4 percent unallocated portion of the allowance for loan losses, a decrease from a 13 percent unallocated portion of the allowance as of December 31, 2017.

Liquidity

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan clients, employees, and shareholders on a timely and cost effective basis in the normal course of business.  Additionally, it provides funds for growth and business opportunities as they arise.  Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities.  The primary sources of asset liquidity are scheduled investment security maturities and cash inflows, funds received from client loan payments and, to a lesser degree, asset sales.  The primary sources of liability liquidity are deposit growth, short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities.  At year-end 2018, we believe our liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $26,505,000 and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $409,978,000. The Corporation’s loan-to-deposit ratio was approximately 99 and 101 percent as of year-end 2018 and 2017, respectively. The ratio was relatively flat with period end deposit growth slightly higher than loan growth in 2018.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments.  Financial instruments with off-balance sheet risk are disclosed in Note 14-Commitments to Extend Credit, to the consolidated financial statements, and totaled $442,269,000 at December 31, 2018, compared to $508,575,000 at December 31, 2017.  Generally, these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Contractual Obligations

The following table presents the amount and timing of payments due under long-term contractual obligations.

Table 13-Contractual Obligations

		December 31, 2018
		Payments due by period
		Less than	1-3	3-5	More than
(dollars in thousands)	Total	1 year	years	years	5 years

Long-term debt	$115,310	$35,000	$60,000	$10,000	$10,310
Operating leases	2,823	814	1,052	674	283
Time deposits	464,776	187,087	238,149	38,986	554
Supplemental retirement plans	7,837	185	718	884	6,050
Purchase obligations	8,155	2,352	2,799	2,601	403
Naming rights	1,180	295	590	295	0
Total	$600,081	$225,733	$303,308	$53,440	$17,600

Impact of Inflation and Changing Prices

The majority of assets and liabilities of a financial institution are monetary in nature and therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories.  However, inflation may impact the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio.  Inflation may also significantly affect noninterest expenses, which tend to rise during periods of general inflation.  The level of inflation can be measured by the change in the Consumer Price Index (CPI) for all urban consumers (December vs. December). The change in the CPI for 2018 and 2017 was 1.9 percent, compared to 2.1 percent for 2016.

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

Simulation of net interest income is performed for the next twelve-month period. A variety of interest rate scenarios are used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of net interest income is used primarily to measure the Corporation’s short-term earnings exposure to rate movements.  A “shock” is an immediate upward or downward movement of interest rates. The shocks do not take into account changes in client behavior that could result in changes to mix and/or volumes in the balance sheet, nor do they account for competitive pricing over the forward 12-month period.  The Corporation applies these interest rate “shocks” to its financial instruments up and down 100, 200, 300, and 400 basis points.  A 400 basis point decrease in interest rates is not simulated at this time due to the historically low interest rate environment.

The following table summarizes the expected impact of interest rate shocks on net interest income as well as the Corporation’s policy limits at each level. All scenarios were within policy limits at December 31, 2018.

Change in Interest Rates	Annual Change in Net	% Change in Net	% Change
(basis points)	Interest Income (in thousands)	Interest Income	Policy Limit
+100	$2,089	3.22%	(5.00)%
(100)	$(2,175)	(3.36)%	(5.00)%

+200	$4,010	6.19%	(15.00)%
(200)	$(3,459)	(5.34)%	(15.00)%

+300	$6,017	9.29%	(25.00)%
(300)	$(5,946)	(9.18)%	(25.00)%

+400	$8,085	12.48%	(35.00)%

Management Report on Internal Controls Over Financial Reporting

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in SEC Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2018, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2018, the Corporation’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Corporation’s internal control over financial reporting has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Larry J. Miller	/s/ Larry D. Pickett
Larry J. Miller	Larry D. Pickett, CPA
(Principal Executive Officer) Chairman, President and Chief Executive Officer	(Principal Financial and Accounting Officer) Treasurer, and Assistant Secretary

March 15, 2019	March 15, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Codorus Valley Bancorp, Inc.

York, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Codorus Valley Bancorp, Inc. (the “Corporation”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Corporation's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2019, expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

We have served as the Corporation's auditor since 2013.

Harrisburg, Pennsylvania

March 15, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Codorus Valley Bancorp, Inc.

York, Pennsylvania

Opinion on Internal Control over Financial Reporting

We have audited Codorus Valley Bancorp, Inc.’s (the “Corporation’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Corporation as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 15, 2019, expressed an unqualified opinion thereon.

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

/s/BDO USA, LLP

Harrisburg, Pennsylvania

March 15, 2019

Item 8: Financial Statements and Supplementary Data

Codorus Valley Bancorp, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(dollars in thousands, except per share data)	2018	2017
Assets
Interest bearing deposits with banks	$69,103	$55,566
Cash and due from banks	27,679	23,958
Total cash and cash equivalents	96,782	79,524
Securities, available-for-sale	149,593	158,591
Restricted investment in bank stocks, at cost	5,922	6,311
Loans held for sale	4,127	1,715
Loans (net of deferred fees of $3,722 - 2018 and $4,039 - 2017)	1,485,680	1,399,764
Less-allowance for loan losses	(19,144)	(16,689)
Net loans	1,466,536	1,383,075
Premises and equipment, net	24,724	24,382
Goodwill	2,301	2,301
Other assets	57,495	53,306
Total assets	$1,807,480	$1,709,205

Liabilities
Deposits
Noninterest bearing	$252,777	$246,866
Interest bearing	1,242,503	1,137,641
Total deposits	1,495,280	1,384,507
Short-term borrowings	7,022	20,495
Long-term debt	115,310	130,310
Other liabilities	11,122	9,674
Total liabilities	1,628,734	1,544,986

Shareholders' equity
Preferred stock, par value $2.50 per share; 1,000,000 shares authorized; shares issued and outstanding: 0 at December 31, 2018 and 0 at December 31, 2017	0	0
Common stock, par value $2.50 per share; 30,000,000 shares authorized at December 31, 2018 and 15,000,000 at December 31, 2017; shares issued and outstanding: 9,451,547 at December 31, 2018 and 8,906,052 at December 31, 2017	23,629	22,265
Additional paid-in capital	134,506	120,052
Retained earnings	22,837	22,860
Accumulated other comprehensive loss	(2,226)	(958)
Total shareholders' equity	178,746	164,219
Total liabilities and shareholders' equity	$1,807,480	$1,709,205

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Income

	Years ended December 31,
(dollars in thousands, except per share data)	2018	2017	2016
Interest income
Loans, including fees	$75,471	$65,996	$57,747
Investment securities:
Taxable	2,330	2,496	2,527
Tax-exempt	1,051	1,231	1,582
Dividends	416	313	232
Other	1,053	379	142
Total interest income	80,321	70,415	62,230

Interest expense
Deposits	13,553	8,138	6,667
Federal funds purchased and other short-term borrowings	59	316	162
Long-term debt	2,789	2,414	1,820
Total interest expense	16,401	10,868	8,649
Net interest income	63,920	59,547	53,581
Provision for loan losses	2,700	4,175	3,000
Net interest income after provision for loan losses	61,220	55,372	50,581

Noninterest income
Trust and investment services fees	3,218	2,889	2,541
Income from mutual fund, annuity and insurance sales	1,031	821	870
Service charges on deposit accounts	4,732	4,164	3,696
Income from bank owned life insurance	972	1,028	861
Other income	1,650	1,107	898
Net gain on sales of loans held for sale	1,711	1,434	970
Gain on sales of securities	0	79	194
Total noninterest income	13,314	11,522	10,030

Noninterest expense
Personnel	29,410	26,045	24,187
Occupancy of premises, net	3,457	3,305	3,259
Furniture and equipment	3,044	2,851	2,801
Postage, stationery and supplies	734	765	676
Professional and legal	922	823	732
Marketing	1,589	1,572	1,518
FDIC insurance	702	723	606
Debit card processing	1,302	1,071	1,127
Charitable donations	2,131	1,368	1,079
Telecommunications	627	813	749
External data processing	2,144	1,690	1,455
Foreclosed real estate including provision for (recovery of) losses	66	(21)	157
Other	3,682	3,981	3,277
Total noninterest expense	49,810	44,986	41,623
Income before income taxes	24,724	21,908	18,988
Provision for income taxes	5,182	9,904	5,886
Net income	19,542	12,004	13,102
Preferred stock dividends	0	0	16
Net income available to common shareholders	$19,542	$12,004	$13,086
Net income per common share, basic	$2.08	$1.29	$1.42
Net income per common share, diluted	$2.06	$1.27	$1.41

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(dollars in thousands)	2018	2017	2016
Net income	$19,542	$12,004	$13,102
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding (losses) gains arising during the period
(net of tax (benefit) expense of ($336), $181, and ($1,218), respectively)	(1,268)	384	(2,364)
Reclassification adjustment for (gains) included in net income
(net of tax expense of $0, $28, and $66, respectively) (a) (b)	0	(51)	(128)
Net unrealized (losses) gains	(1,268)	333	(2,492)
Comprehensive income	$18,274	$12,337	$10,610

(a)	Amounts are included in net gain on sales of securities on the Consolidated Statements of Income within noninterest income.

(b)	Income tax amounts are included in provision for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2018	2017	2016
Cash flows from operating activities
Net income	$19,542	$12,004	$13,102
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	2,423	2,357	2,343
Net amortization of premiums on securities	422	667	912
Amortization of deferred loan origination fees and costs	(1,554)	(1,640)	(1,049)
Provision for loan losses	2,700	4,175	3,000
Recovery of foreclosed real estate	0	(47)	(31)
Deferred income tax (benefit) expense	(34)	3,287	(1,021)
Increase in bank owned life insurance	(972)	(1,028)	(861)
Originations of mortgage loans held for sale	(35,537)	(39,687)	(42,260)
Originations of SBA loans held for sale	(13,932)	(5,316)	(1,400)
Proceeds from sales of mortgage loans held for sale	36,602	40,203	42,191
Proceeds from sales of SBA loans held for sale	11,781	5,416	1,117
Gain on sales of mortgage loans held for sale	(905)	(1,039)	(894)
Gain on sales of SBA loans held for sale	(806)	(395)	(76)
(Gain) loss on disposal of premises and equipment	(11)	(9)	4
Gain on sales of securities available-for-sale	0	(79)	(194)
Net loss (gain) on sales of foreclosed real estate	2	(11)	(18)
Stock-based compensation	697	752	525
Increase in interest receivable	(584)	(520)	(445)
(Increase) decrease in other assets	(423)	(1,593)	1,203
Increase (decrease) in interest payable	210	176	(18)
Increase (decrease) in other liabilities	1,329	(984)	2,349
Net cash provided by operating activities	20,950	16,689	18,479

Cash flows from investing activities
Purchases of securities, available-for-sale	(22,663)	(13,546)	(47,665)
Maturities, repayments and calls of securities, available-for-sale	29,635	43,900	48,999
Sales of securities, available-for-sale	0	5,692	12,903
Redemption (purchase) of restricted investment in bank stock	389	615	(1,898)
Net increase in loans made to customers	(86,316)	(127,509)	(147,541)
Purchases of premises and equipment	(2,754)	(2,157)	(2,314)
Investment in bank owned life insurance	(7)	(4,007)	(6,994)
Proceeds from bank owned life insurance	0	0	196
Proceeds from sales of foreclosed real estate	168	454	576
Net cash used in investing activities	(81,548)	(96,558)	(143,738)

Cash flows from financing activities
Net increase in demand and savings deposits	92,018	100,994	140,938
Net increase in time deposits	18,755	19,336	29,090
Net decrease in short-term borrowings	(13,473)	(36,142)	(17,873)
Proceeds from issuance of long-term debt	30,000	20,000	40,000
Repayment of long-term debt	(45,000)	(15,000)	(35,000)
Cash dividends paid to preferred shareholders	0	0	(46)
Cash dividends paid to common shareholders	(5,539)	(4,559)	(4,144)
Redemption of preferred stock	0	0	(12,000)
Net issuance of common stock	1,114	751	853
Cash paid in lieu of fractional shares	(19)	(19)	(12)
Net cash provided by financing activities	77,856	85,361	141,806
Net increase in cash and cash equivalents	17,258	5,492	16,547
Cash and cash equivalents at beginning of year	79,524	74,032	57,485
Cash and cash equivalents at end of period	$96,782	$79,524	$74,032

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2016	$12,000	$19,893	$97,338	$28,539	$1,371	$0	$159,141
Net income				13,102			13,102
Other comprehensive loss, net of tax					(2,492)		(2,492)
Common stock cash dividends ($0.448 per share, adjusted)				(4,144)			(4,144)
5% common stock dividend, 398,541 shares at fair value		996	7,564	(8,572)			(12)
Preferred stock cash dividends				(16)			(16)
Redemption of preferred stock	(12,000)						(12,000)
Stock-based compensation including related tax benefit			525				525
Forfeiture and withheld shares of restricted stock			8			(111)	(103)
Issuance and reissuance of common stock including related tax benefit:
20,592 shares under the dividend reinvestment and stock purchase plan		45	374			6	425
27,510 shares under the employee stock option plan		60	239			65	364
9,897 shares under employee stock purchase plan		21	106			40	167
20,716 shares of stock-based compensation awards		52	(52)				0

Balance, December 31, 2016	$0	$21,067	$106,102	$28,909	$(1,121)	$0	$154,957
Net income				12,004			12,004
Impact of change in enacted tax rate				170	(170)		0
Other comprehensive income, net of tax					333		333
Common stock cash dividends ($0.488 per share, adjusted)				(4,559)			(4,559)
5% common stock dividend, 422,439 shares at fair value		1,049	12,510	(13,664)		86	(19)
Stock-based compensation			752				752
Forfeiture and withheld shares of restricted stock			4			(163)	(159)
Issuance and reissuance of common stock:
16,553 shares under the dividend reinvestment and stock purchase plan		40	403			22	465
11,857 shares under the employee stock option plan		28	153			14	195
10,732 shares under employee stock purchase plan		20	189			41	250
24,431 shares of stock-based compensation awards		61	(61)				0

Balance, December 31, 2017	$0	$22,265	$120,052	$22,860	$(958)	$0	$164,219
Net income				19,542			19,542
Other comprehensive loss, net of tax					(1,268)		(1,268)
Common stock cash dividends ($0.592 per share, adjusted)				(5,539)			(5,539)
5% common stock dividend, 447,092 shares at fair value		1,118	12,889	(14,026)			(19)
Stock-based compensation			697				697
Forfeiture and withheld shares of restricted stock			5			(158)	(153)
Issuance and reissuance of common stock:
19,614 shares under the dividend reinvestment and stock purchase plan		44	445			57	546
47,164 shares under the employee stock option plan		110	319			76	505
10,607 shares under employee stock purchase plan		20	171			25	216
29,062 shares of stock-based compensation awards		72	(72)				0

Balance, December 31, 2018	$0	$23,629	$134,506	$22,837	$(2,226)	$0	$178,746

See accompanying notes.

Codorus Valley Bancorp, Inc.

Notes to Consolidated Financial Statements

NOTE 1-Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

Codorus Valley Bancorp, Inc. (“Corporation” or “Codorus Valley”) is a one-bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (“PeoplesBank” or “Bank”). PeoplesBank operates three wholly-owned subsidiaries as of December 31, 2018. The subsidiaries consist of Codorus Valley Financial Advisors, Inc. d/b/a Peoples Wealth Advisors, which sells non-deposit investment products in Pennsylvania, SYC Settlement Services, Inc., which provides real estate settlement services, and Codorus Valley Financial Advisors, Inc. d/b/a Peoples Wealth Advisors, a subsidiary that sells non-deposit investment products in Maryland. In addition, PeoplesBank may periodically create nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending the liquidation of these properties. PeoplesBank operates under a state charter and is subject to regulation by the Pennsylvania Department of Banking and Securities, and the Federal Deposit Insurance Corporation. The Corporation is subject to regulation by the Federal Reserve Board and the Pennsylvania Department of Banking and Securities.

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and a wholly-owned nonbank subsidiary, SYC Realty Company, Inc. SYC Realty was inactive during the reportable period of 2018. The accounts of CVB Statutory Trust No. 1 and No. 2 are not included in the consolidated financial statements as discussed in Note 8 – Short-term Borrowings and Long-term Debt. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

Reclassifications

Certain amounts in the 2017 and 2016 consolidated financial statements and notes have been reclassified to conform to the 2018 presentation.

Investment Securities

The classification of securities is determined at the time of acquisition and is reevaluated at each reporting date. Securities classified as available-for-sale are debt securities that the Corporation intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in maturity mix of assets and liabilities, income or liquidity needs, regulatory considerations and other factors. Debt securities available-for-sale are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income in shareholders' equity. Premiums and discounts are recognized in interest income using the interest method over the estimated life of the security. Realized gains and losses from the sale of available-for-sale securities are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the statement of income.

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

Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of December 31, 2018 and 2017 consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (FHLBP) and, to a lesser degree, Atlantic Community Bancshares, Inc. (ACBI), the parent company of Atlantic Community Bankers Bank (ACBB). Under the FHLBP’s Capital Plan, PeoplesBank is required to maintain a minimum member stock investment, both as a condition of becoming and remaining a member and as a condition of obtaining borrowings from the FHLBP. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the years ended December 31, 2018 and 2017. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended December 31, 2018 and 2017.

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

Banking regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to the Corporation. Based on a comprehensive analysis of the loan portfolio, the Corporation believes that the level of the allowance for loan losses at December 31, 2018 is adequate.

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

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, obtained from an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a charge-off. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At December 31, 2018, foreclosed real estate was $1,755,000, which included $18,000 of residential real estate, compared to $216,000 in foreclosed real estate, which included $96,000 of residential real estate, at December 31, 2017. Included within loans receivable as of December 31, 2018, was a recorded investment of $138,000 of consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

Bank Owned Life Insurance

PeoplesBank invests in bank owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by PeoplesBank on a select group of employees and members of the board of directors. PeoplesBank is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies and is included in other assets in the amount of $37,585,000 at December 31, 2018, compared to $36,632,000 at December 31, 2017.

Mortgage Servicing Rights

PeoplesBank retained servicing of sold mortgage loans beginning in 2016. The mortgage servicing rights (MSRs) associated with the sold loans are included in other assets on the consolidated balance sheets at an amount equal to the estimated fair value of the contractual rights to service the mortgage loans. The MSR asset is amortized as a reduction to servicing income which was $213,000, $128,000, and $37,000 in 2018, 2017 and 2016, respectively. Mortgage servicing income is included in other income on the consolidated statements of income. The MSR asset is evaluated periodically for impairment and carried at the lower of amortized cost or fair value. A third party calculates fair value by discounting the estimated cash flows from servicing income using a rate consistent with the risk associated with these assets and an expected life commensurate with the expected life of the underlying loans. In the event that the amortized cost of the MSR asset exceeds the fair value of the asset, a valuation allowance would be established through a charge against servicing income. Subsequent fair value evaluations may determine that impairment has been reduced or eliminated, in which case the valuation allowance would be reduced through a credit to earnings. At December 31, 2018, the balance of residential mortgage loans serviced for third parties was $98,852,000 compared to $70,780,000 at December 31, 2017.

The following table summarizes the changes in MSRs, which are included in other assets on the consolidated balance sheets.

	Years ended December 31,
(dollars in thousands)	2018	2017
Amortized cost:
Balance at beginning of year	$672	$324
Originations of mortgage servicing rights	386	422
Amortization expense	(133)	(74)
Balance at end of year	$925	$672

Trust and Investment Services Assets

Assets held by PeoplesBank in a fiduciary or agency capacity for its clients are not included in the consolidated balance sheets since these items are not assets of PeoplesBank. At December 31, 2018, the market value of assets was $725,087,000 compared to $711,161,000 at December 31, 2017.

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

The Corporation accounts for uncertain tax positions as required by FASB ASC Topic 740. FASB ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, the accounting standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. No significant income tax uncertainties have been identified by the Corporation; therefore, the Corporation recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2018 2017. The Corporation’s policy is to recognize interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statement of Income. The Corporation did not recognize any interest and penalties for the years ended December 31, 2018, 2017 and 2016. The tax years subject to examination by the taxing authorities are the years ended December 31, 2017, 2016, and 2015.

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

At December 31, 2018, the Corporation does not have any indicators of potential impairment of either goodwill or core deposit intangibles.

Revenue from Contracts with Customers

Revenue from contracts with customers that are required to be recognized under FASB ASC Topic 606 - Revenue from Contracts with Customers (ASC 606) is measured based on consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Corporation recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the previous accounting guidance under ASC 605.

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

Trust and investment service fees – The Corporation provides trust, investment management custody and irrevocable life insurance trust services to customers. Such services are rendered in accordance with the underlying contracts for which fees are earned. The Corporation’s performance obligations are generally satisfied, and the related revenue recognized, over the period in which the service is provided. Payment for services rendered is primarily received in the following month.

Income from mutual fund, annuity and insurance sales – The Corporation sells mutual funds, annuity and insurance products to its customers. The Corporation’s performance obligation is met upon the signing of the product agreement and, in certain cases, a time component may exist when the customer has the right to rescind the agreement with or without penalty. The Corporation recognizes revenues upon delivery of the product or service unless there is a time component in which case revenues are recognized utilizing the expected value method. Payment for services rendered is primarily received in the following month.

Service charges on deposits accounts – These represent general service fees for monthly account maintenance and activity- or transaction based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Other service charges include revenue from processing wire transfers, cashier’s checks and other services. Revenue is recognized when the performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to the customers’ accounts.

Other noninterest income – The Corporation evaluated individual components of other noninterest income, such as credit card merchant fees, credit and gift card fees and ATM fees. Debit card income is primarily comprised of interchange fees earned whenever the Corporation’s debit cards are processed through payment networks, such as Visa. Credit and gift card income is realized through a third party provider who issues credits as private label in the Corporation’s name. ATM fees are primarily generated when a non-Corporation cardholder uses a Corporation ATM. The income is primarily comprised as a percentage of interchange fees earned whenever the issuer’s card is processed through card payment networks, such as Visa or Pulse. Merchant services income is realized through a third party service provider who is contracted by the Corporation under a referral arrangement. Such fees represent fees charged to merchants to process their debit card transactions. The Corporation’s performance obligation these fees are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received within a 1 to 3 day lag or in the following month.

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

The computation of net income per common share for the years ended December 31, 2018, 2017 and 2016 is provided in the table below.

(in thousands, except per share data)	2018	2017	2016
Net income available to common shareholders	$19,542	$12,004	$13,086

Weighted average shares outstanding (basic)	9,388	9,314	9,233
Effect of dilutive stock options	91	109	79
Weighted average shares outstanding (diluted)	9,479	9,423	9,312

Basic earnings per common share	$2.08	$1.29	$1.42
Diluted earnings per common share	$2.06	$1.27	$1.41

Anti-dilutive stock options excluded from the computation of earnings per share	33	17	86

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

Supplemental cash flow information is provided in the table below.

	Years ended December 31,
(dollars in thousands)	2018	2017	2016
Cash paid during the period for:
Income taxes	$4,605	$7,926	$4,973
Interest	$16,191	$10,692	$8,667

Noncash investing activities:
Transfer of loans to foreclosed real estate	$1,709	$216	$318
Loans to facilitate sales of foreclosed real estate	$0	$2,310	$0
Transfer of loans held for sale to held-to-maturity portfolio	$0	$228	$251

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

Pronouncements Not Yet Effective

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). This standard simplifies the test for goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill, which currently is Step 2 of the goodwill impairment test. Instead, the goodwill impairment test will consist of a single quantitative step comparing the fair value of the reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and any interim goodwill impairment tests in reporting periods beginning after December 15, 2019. Early adoption is permitted. The Corporation intends to adopt this standard effective with its January 1, 2020 goodwill impairment test and the adoption of this standard is not expected to have a material impact on its consolidated financial statements based on current circumstances.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). This standard adds a new Topic 326 which requires companies to measure and record impairment on financial instruments at the time of origination using the expected credit loss (CECL) model. The CECL model calculates impairment based on historical experience, current conditions, and reasonable and supportable forecasts, and reflects the organization’s current estimate of all expected credit losses over the contractual term of its financial assets. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The Corporation is planning to adopt the standard in the first quarter of 2020 and is continuing its implementation, having established a Corporation-wide implementation team. This team is assigning roles and responsibilities, key tasks and a general timeline. The team meets periodically to discuss the latest developments and ensure progress is being made. The team is in the final stages of a vendor partner selection and each finalist has established that they can meet the general timeline. We are evaluating the need to join with an advisory consultant and to identify the methodologies that will be utilized, which will be followed by developing and documenting processes, controls, policies and disclosure requirements in preparation for performing a full parallel run. The Corporation expects the provisions of ASU No. 2016-13 to impact the Corporation’s consolidated financial statements, in particular, the level of the reserve for credit losses. The Corporation is continuing to evaluate the extent of the potential impact and expects that portfolio composition and economic conditions at the time of adoption will be a factor.

In February 2016, the FASB issued ASU 2016-02, Leases and in July 2018 issued ASU 2018-10 and ASU 2018-11, Codification Improvements to Topic 842, Leases. From the lessee's perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for lessees. From the lessor's perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor doesn’t convey risks and rewards or control, an operating lease results.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Corporation elected the transition option provided in ASU No. 2018-11 and the modified retrospective approach was applied on January 1, 2019 (as opposed to January 1, 2017). The Corporation adopted certain practical expedients available under the new guidance, which will not require it to (1) reassess whether any expired or existing contracts contain leases, (2) reassess initial direct costs for any existing leases and (3) the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. Upon adoption of ASU 2016-02 on its required effective date of January 1, 2019, the Corporation recorded a right of use asset of approximately $4,200,000 and a lease liability of approximately $4,500,000. The Corporation expects its regulatory capital ratios to remain above the thresholds necessary to be classified as a “well capitalized” institution. The new guidance did not have a material impact on the consolidated statements of income. The Corporation is completing its evaluation of the ASU’s expanded disclosure requirements effective for the March 31, 2019 Form 10-Q.

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

NOTE 2-Restrictions on Cash and Due from Banks

PeoplesBank is required to maintain average reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. In 2018 and 2017, the reserves were met with vault cash. PeoplesBank is also required to maintain compensating balances with certain correspondent banks, which totaled $65,000 at December 31, 2018 and $50,000 at December 31, 2017.

NOTE 3-Securities

A summary of securities, available-for-sale at December 31, 2018 and 2017 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof and investments in the obligations of states and municipalities. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At December 31, 2018, 86 percent of the fair value of the municipal bond portfolio was concentrated in the Commonwealth of Pennsylvania.

	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value

December 31, 2018
Debt securities:
U.S. Treasury notes	$19,780	$29	$(806)	$19,003
U.S. agency	16,000	0	(937)	15,063
U.S. agency mortgage-backed, residential	75,446	102	(993)	74,555
State and municipal	41,184	85	(297)	40,972
Total debt securities	$152,410	$216	$(3,033)	$149,593

December 31, 2017
Debt securities:
U.S. Treasury notes	$14,758	$0	$(687)	$14,071
U.S. agency	18,015	0	(712)	17,303
U.S. agency mortgage-backed, residential	75,204	327	(356)	75,175
State and municipal	51,827	304	(89)	52,042
Total debt securities	$159,804	$631	$(1,844)	$158,591

The amortized cost and estimated fair value of debt securities at December 31, 2018 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on selected debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$4,703	$4,714
Due after one year through five years	90,202	88,756
Due after five years through ten years	46,435	45,006
Due after ten years	11,070	11,117
Total debt securities	$152,410	$149,593

Gross realized gains and losses on sales of securities, available-for-sale is shown below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Years ended December 31,
(dollars in thousands)	2018	2017	2016
Realized gains	$0	$79	$194
Realized losses	0	0	0
Net gains	$0	$79	$194

Investment securities having a carrying value of $123,088,000 and $105,603,000 on December 31, 2018 and December 31, 2017, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at December 31, 2018 and 2017.

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
December 31, 2018
Debt securities:
U.S. Treasury notes	0	$0	$0	3	$13,980	$(806)	3	$13,980	$(806)
U.S. agency	0	0	0	4	15,063	(937)	4	15,063	(937)
U.S. agency mortgage-backed, residential	8	4,878	(14)	39	51,137	(979)	47	56,015	(993)
State and municipal	15	6,707	(11)	36	20,287	(286)	51	26,994	(297)
Total temporarily impaired debt securities, available-for-sale	23	$11,585	$(25)	82	$100,467	$(3,008)	105	$112,052	$(3,033)

December 31, 2017
Debt securities:
U.S. Treasury notes	0	$0	$0	3	$14,071	$(687)	3	$14,071	$(687)
U.S. agency	1	989	(12)	4	16,314	(700)	5	17,303	(712)
U.S. agency mortgage-backed, residential	25	43,329	(261)	2	5,051	(95)	27	48,380	(356)
State and municipal	27	12,171	(60)	5	3,277	(29)	32	15,448	(89)
Total temporarily impaired debt securities, available-for-sale	53	$56,489	$(333)	14	$38,713	$(1,511)	67	$95,202	$(1,844)

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

The Corporation believes that any unrealized losses at December 31, 2018 were primarily the result of changes in market interest rates and that it has the ability to hold these investments for a time necessary to recover the amortized cost. Through December 31, 2018, the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

NOTE 4-Loans

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at December 31, 2018 and 2017. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance.

Those industries representing the largest dollar investment and most risk are listed separately. The “Other” commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

	December 31,	% Total	December 31,	% Total
(dollars in thousands)	2018	Loans	2017	Loans
Builder & developer	$154,977	10.4	$184,402	13.2
Commercial real estate investor	210,501	14.2	230,827	16.5
Residential real estate investor	231,118	15.6	209,414	15.0
Hotel/Motel	77,480	5.2	63,195	4.5
Wholesale & retail	117,280	7.9	103,040	7.3
Manufacturing	80,075	5.4	62,510	4.5
Agriculture	65,540	4.4	59,931	4.3
Other	342,839	23.0	284,511	20.3
Total commercial related loans	1,279,810	86.1	1,197,830	85.6
Residential mortgages	83,977	5.7	79,325	5.6
Home equity	98,019	6.6	97,950	7.0
Other	23,874	1.6	24,659	1.8
Total consumer related loans	205,870	13.9	201,934	14.4
Total loans	$1,485,680	100.0	$1,399,764	100.0

Concentrations of Credit Risk

Concentrations of credit risk arise when a number of clients are engaged in similar business activities in the same geographic region or have similar economic features that could cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Most of the Corporation's business is with clients in south central Pennsylvania, specifically York County and Lancaster County and north central Maryland, specifically Baltimore County, Harford County and Baltimore City. Although this focus may pose a concentration risk geographically, the Corporation believes that the diverse local economy and our detailed knowledge of the client base lessens this risk. At December 31, 2018, the Corporation had three industry concentrations that exceeded 10 percent of the total loan portfolio: residential real estate investor, which represented 15.6 percent of the portfolio; commercial real estate investor, which represented 14.2 percent of the portfolio; and builder & developer, which represented 10.4 percent of the portfolio. At December 31, 2017, the Corporation had three industry concentrations that exceeded 10 percent of the total loan portfolio: commercial real estate investor, which represented 16.5 percent of the portfolio; residential real estate investor, which represented 15.0 percent of the portfolio; and builder & developer, which represented 13.2 percent of the portfolio. Loans to borrowers within these industries are usually collateralized by real estate.

The principal balance of outstanding loans to directors, executive officers, principal shareholders and any affiliates of such persons was $7,502,000 at December 31, 2018 and $8,580,000 at December 31, 2017. During 2018, total additions were $144,000 and total repayments and reductions were $1,222,000. As of year-end 2018, all loans to this group were current and performing in accordance with contractual terms.

Loan Risk Ratings

The Corporation’s internal risk rating system follows regulatory guidance as to risk classifications and definitions. Every approved loan is assigned a risk rating. Generally, risk ratings for commercial related loans and residential mortgages held for investment are determined by a formal evaluation of risk factors performed by the Corporation’s underwriting staff. For consumer loans, and commercial loans up to $500,000, the Corporation uses third-party credit scoring software models for risk rating purposes. The loan portfolio is monitored on a continuous basis by loan officers, loan review personnel and senior management. Adjustments of loan risk ratings are generally performed by the Special Asset Committee, which includes senior management. The Committee, which typically meets at least quarterly, makes changes, as appropriate, to risk ratings when it becomes aware of credit events such as payment delinquency, cessation of a business or project, bankruptcy or death of the borrower, or changes in collateral value. In addition to review by the Committee, existing loans are monitored by the primary loan officer and loan review to determine if any changes, upward or downward, in risk ratings are appropriate. Primary loan officers and loan review may downgrade existing loans, except to non-accrual status. Only the Committee, Executive Chairman or President/CEO may upgrade a loan that is classified.

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

The table below presents a summary of loan risk ratings by loan class at December 31, 2018 and 2017.

		Special
(dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total
December 31, 2018
Builder & developer	$152,188	$1,604	$411	$774	$154,977
Commercial real estate investor	204,141	1,808	4,317	235	210,501
Residential real estate investor	222,227	3,597	235	5,059	231,118
Hotel/Motel	77,480	0	0	0	77,480
Wholesale & retail	94,726	9,973	4,952	7,629	117,280
Manufacturing	72,058	4,991	1,302	1,724	80,075
Agriculture	61,636	3,244	0	660	65,540
Other	318,940	7,760	12,689	3,450	342,839
Total commercial related loans	1,203,396	32,977	23,906	19,531	1,279,810
Residential mortgage	83,305	7	82	583	83,977
Home equity	97,395	13	0	611	98,019
Other	23,601	1	9	263	23,874
Total consumer related loans	204,301	21	91	1,457	205,870
Total loans	$1,407,697	$32,998	$23,997	$20,988	$1,485,680

December 31, 2017
Builder & developer	$179,897	$1,832	$581	$2,092	$184,402
Commercial real estate investor	224,822	360	4,339	1,306	230,827
Residential real estate investor	204,139	4,065	711	499	209,414
Hotel/Motel	63,195	0	0	0	63,195
Wholesale & retail	95,128	254	7,658	0	103,040
Manufacturing	58,082	588	3,840	0	62,510
Agriculture	57,140	2,476	0	315	59,931
Other	283,086	507	918	0	284,511
Total commercial related loans	1,165,489	10,082	18,047	4,212	1,197,830
Residential mortgage	79,068	10	85	162	79,325
Home equity	97,498	0	0	452	97,950
Other	24,394	30	9	226	24,659
Total consumer related loans	200,960	40	94	840	201,934
Total loans	$1,366,449	$10,122	$18,141	$5,052	$1,399,764

Impaired Loans

The table below presents a summary of impaired loans at December 31, 2018 and 2017. Generally, impaired loans are certain loans risk rated substandard and all loans risk rated nonaccrual or classified as troubled debt restructurings. An allowance is established for those individual loans that are commercial related where the Corporation has doubt as to full recovery of the outstanding principal balance. Typically, impaired consumer related loans are partially or fully charged-off eliminating the need for a specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for charge-offs.

	With No Allowance		With A Related Allowance			Total
	Recorded	Unpaid	Recorded	Unpaid	Related	Recorded	Unpaid
(dollars in thousands)	Investment	Principal	Investment	Principal	Allowance	Investment	Principal
December 31, 2018
Builder & developer	$1,047	$1,318	$138	$138	$51	$1,185	$1,456
Commercial real estate investor	4,552	4,552	0	0	0	4,552	4,552
Residential real estate investor	909	909	4,385	4,385	1,218	5,294	5,294
Hotel/Motel	0	0	0	0	0	0	0
Wholesale & retail	5,200	5,200	7,629	7,629	757	12,829	12,829
Manufacturing	1,320	1,320	1,706	1,706	539	3,026	3,026
Agriculture	660	660	0	0	0	660	660
Other commercial	13,245	13,245	2,894	2,894	1,114	16,139	16,139
Total impaired commercial related loans	26,933	27,204	16,752	16,752	3,679	43,685	43,956
Residential mortgage	665	689	0	0	0	665	689
Home equity	611	611	0	0	0	611	611
Other consumer	272	272	0	0	0	272	272
Total impaired consumer related loans	1,548	1,572	0	0	0	1,548	1,572
Total impaired loans	$28,481	$28,776	$16,752	$16,752	$3,679	$45,233	$45,528

December 31, 2017
Builder & developer	$2,673	$3,008	$0	$0	$0	$2,673	$3,008
Commercial real estate investor	4,585	4,601	1,060	1,060	243	5,645	5,661
Residential real estate investor	1,210	1,510	0	0	0	1,210	1,510
Hotel/Motel	0	0	0	0	0	0	0
Wholesale & retail	7,912	7,912	0	0	0	7,912	7,912
Manufacturing	3,840	3,840	0	0	0	3,840	3,840
Agriculture	315	315	0	0	0	315	315
Other commercial	918	918	0	0	0	918	918
Total impaired commercial related loans	21,453	22,104	1,060	1,060	243	22,513	23,164
Residential mortgage	247	276	0	0	0	247	276
Home equity	452	452	0	0	0	452	452
Other consumer	235	235	0	0	0	235	235
Total impaired consumer related loans	934	963	0	0	0	934	963
Total impaired loans	$22,387	$23,067	$1,060	$1,060	$243	$23,447	$24,127

The table below presents a summary of average impaired loans and related interest income that was included in net income for the years ended December 31, 2018, 2017 and 2016. Interest income on loans with a related allowance is the result of interest collected prior to the loan moving to nonaccrual status.

	With No Related Allowance			With A Related Allowance			Total
	Average	Total	Cash Basis	Average	Total	Cash Basis	Average	Total	Cash Basis
	Recorded	Interest	Interest	Recorded	Interest	Interest	Recorded	Interest	Interest
(dollars in thousands)	Investment	Income	Income	Investment	Income	Income	Investment	Income	Income
December 31, 2018
Builder & developer	$1,716	$17	$0	$55	$9	$0	$1,771	$26	$0
Commercial real estate investor	5,147	269	18	212	0	0	5,359	269	18
Residential real estate investor	1,492	41	15	877	7	0	2,369	48	15
Hotel/Motel	0	0	0	0	0	0	0	0	0
Wholesale & retail	5,292	34	0	3,089	301	0	8,381	335	0
Manufacturing	2,733	90	3	712	206	0	3,445	296	3
Agriculture	474	26	17	0	0	0	474	26	17
Other commercial	3,474	94	3	579	14	14	4,053	108	17
Total impaired commercial related loans	20,328	571	56	5,524	537	14	25,852	1,108	70
Residential mortgage	395	23	19	0	0	0	395	23	19
Home equity	516	26	26	0	0	0	516	26	26
Other consumer	247	17	17	0	0	0	247	17	17
Total impaired consumer related loans	1,158	66	62	0	0	0	1,158	66	62
Total impaired loans	$21,486	$637	$118	$5,524	$537	$14	$27,010	$1,174	$132

December 31, 2017
Builder & developer	$3,528	$140	$0	$1,088	$0	$0	$4,616	$140	$0
Commercial real estate investor	5,142	248	20	432	0	0	5,574	248	20
Residential real estate investor	1,371	52	13	303	0	0	1,674	52	13
Hotel/Motel	72	0	0	7	0	0	79	0	0
Wholesale & retail	5,741	260	0	0	0	0	5,741	260	0
Manufacturing	2,713	214	0	730	0	0	3,443	214	0
Agriculture	242	0	0	210	0	0	452	0	0
Other commercial	1,052	55	0	110	0	0	1,162	55	0
Total impaired commercial related loans	19,861	969	33	2,880	0	0	22,741	969	33
Residential mortgage	134	1	0	0	0	0	134	1	0
Home equity	368	17	17	0	0	0	368	17	17
Other consumer	258	8	7	0	0	0	258	8	7
Total impaired consumer related loans	760	26	24	0	0	0	760	26	24
Total impaired loans	$20,621	$995	$57	$2,880	$0	$0	$23,501	$995	$57

December 31, 2016
Builder & developer	$3,835	$230	$0	$153	$0	$0	$3,988	$230	$0
Commercial real estate investor	5,880	301	0	0	0	0	5,880	301	0
Residential real estate investor	937	29	2	489	0	0	1,426	29	2
Hotel/Motel	386	2	2	0	0	0	386	2	2
Wholesale & retail	280	11	0	0	0	0	280	11	0
Manufacturing	622	39	0	0	0	0	622	39	0
Agriculture	368	26	26	385	0	0	753	26	26
Other commercial	1,258	76	20	110	0	0	1,368	76	20
Total impaired commercial related loans	13,566	714	50	1,137	0	0	14,703	714	50
Residential mortgage	225	2	1	0	0	0	225	2	1
Home equity	285	2	2	0	0	0	285	2	2
Other consumer	216	11	4	0	0	0	216	11	4
Total impaired consumer related loans	726	15	7	0	0	0	726	15	7
Total impaired loans	$14,292	$729	$57	$1,137	$0	$0	$15,429	$729	$57

Past Due and Nonaccrual

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule which shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at December 31, 2018 and 2017.

			≥ 90 Days
	30-59	60-89	Past Due		Total Past
	Days	Days	and		Due and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Loans
December 31, 2018
Builder & developer	$159	$547	$43	$774	$1,523	$153,454	$154,977
Commercial real estate investor	0	0	1,828	235	2,063	208,438	210,501
Residential real estate investor	244	812	0	5,059	6,115	225,003	231,118
Hotel/Motel	0	0	0	0	0	77,480	77,480
Wholesale & retail	0	0	97	7,629	7,726	109,554	117,280
Manufacturing	0	0	0	1,724	1,724	78,351	80,075
Agriculture	0	0	0	660	660	64,880	65,540
Other	4,877	0	0	3,450	8,327	334,512	342,839
Total commercial related loans	5,280	1,359	1,968	19,531	28,138	1,251,672	1,279,810
Residential mortgage	0	10	66	583	659	83,318	83,977
Home equity	206	94	0	611	911	97,108	98,019
Other	263	2	94	263	622	23,252	23,874
Total consumer related loans	469	106	160	1,457	2,192	203,678	205,870
Total loans	$5,749	$1,465	$2,128	$20,988	$30,330	$1,455,350	$1,485,680

December 31, 2017
Builder & developer	$615	$26	$0	$2,092	$2,733	$181,669	$184,402
Commercial real estate investor	0	0	0	1,306	1,306	229,521	230,827
Residential real estate investor	347	0	0	499	846	208,568	209,414
Hotel/Motel	0	0	0	0	0	63,195	63,195
Wholesale & retail	0	0	0	0	0	103,040	103,040
Manufacturing	0	0	0	0	0	62,510	62,510
Agriculture	0	137	0	315	452	59,479	59,931
Other	203	117	0	0	320	284,191	284,511
Total commercial related loans	1,165	280	0	4,212	5,657	1,192,173	1,197,830
Residential mortgage	392	72	67	162	693	78,632	79,325
Home equity	264	5	0	452	721	97,229	97,950
Other	123	5	9	226	363	24,296	24,659
Total consumer related loans	779	82	76	840	1,777	200,157	201,934
Total loans	$1,944	$362	$76	$5,052	$7,434	$1,392,330	$1,399,764

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

The table below shows loans whose terms have been modified under TDRs during the years ended December 31, 2018 and 2017. There was no impairment loss recognized on any of these TDRs. There were no defaults during the year ended December 31, 2018 for TDRs entered into during the previous 12 month period, with the exception of one loan modified in the third quarter of 2018 in the amount of $930,000 that is not performing under their modified terms.

Modifications
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Recorded
	of	Recorded	Recorded	Investment
(dollars in thousands)	Contracts	Investment	Investment	at Period End
Years ended:

December 31, 2018	3	$1,264	$1,305	$1,291

December 31, 2017
None

NOTE 5-Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the years ended December 31, 2018, 2017 and 2016.

	Allowance for Loan Losses
	January 1, 2018				December 31, 2018
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$3,388	$(144)	$84	$(493)	$2,835
Commercial real estate investor	3,013	0	0	(377)	2,636
Residential real estate investor	2,505	(2)	80	1,362	3,945
Hotel/Motel	637	0	0	95	732
Wholesale & retail	909	0	3	901	1,813
Manufacturing	592	0	0	695	1,287
Agriculture	431	0	0	148	579
Other commercial	2,643	0	19	1,401	4,063
Total commercial related loans	14,118	(146)	186	3,732	17,890
Residential mortgage	108	(10)	10	18	126
Home equity	217	(123)	1	170	265
Other consumer	66	(203)	40	241	144
Total consumer related loans	391	(336)	51	429	535
Unallocated	2,180	0	0	(1,461)	719
Total	$16,689	$(482)	$237	$2,700	$19,144

	Allowance for Loan Losses
	January 1, 2017				December 31, 2017
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,384	$(1,674)	$32	$2,646	$3,388
Commercial real estate investor	2,870	0	0	143	3,013
Residential real estate investor	2,517	(518)	62	444	2,505
Hotel/Motel	807	(36)	36	(170)	637
Wholesale & retail	803	0	1	105	909
Manufacturing	307	0	0	285	592
Agriculture	619	0	0	(188)	431
Other commercial	2,467	(104)	0	280	2,643
Total commercial related loans	12,774	(2,332)	131	3,545	14,118
Residential mortgage	85	0	5	18	108
Home equity	179	(223)	0	261	217
Other consumer	193	(82)	23	(68)	66
Total consumer related loans	457	(305)	28	211	391
Unallocated	1,761	0	0	419	2,180
Total	$14,992	$(2,637)	$159	$4,175	$16,689

	Allowance for Loan Losses
	January 1, 2016				December 31, 2016
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$1,934	$(85)	$3	$532	$2,384
Commercial real estate investor	2,337	0	0	533	2,870
Residential real estate investor	2,101	(487)	187	716	2,517
Hotel/Motel	837	0	0	(30)	807
Wholesale & retail	701	0	3	99	803
Manufacturing	223	(140)	0	224	307
Agriculture	548	0	0	71	619
Other commercial	2,054	(59)	0	472	2,467
Total commercial related loans	10,735	(771)	193	2,617	12,774
Residential mortgage	67	(79)	1	96	85
Home equity	161	0	0	18	179
Other consumer	261	(116)	60	(12)	193
Total consumer related loans	489	(195)	61	102	457
Unallocated	1,480	0	0	281	1,761
Total	$12,704	$(966)	$254	$3,000	$14,992

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment at December 31, 2018, 2017 and 2016 along with the related loan balances for those years.

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated For	Evaluated For		Evaluated For	Evaluated For
(dollars in thousands)	Impairment	Impairment	Balance	Impairment	Impairment	Balance
December 31, 2018
Builder & developer	$51	$2,784	$2,835	$1,185	$153,792	$154,977
Commercial real estate investor	0	2,636	2,636	4,552	205,949	210,501
Residential real estate investor	1,218	2,727	3,945	5,294	225,824	231,118
Hotel/Motel	0	732	732	0	77,480	77,480
Wholesale & retail	757	1,056	1,813	12,829	104,451	117,280
Manufacturing	539	748	1,287	3,026	77,049	80,075
Agriculture	0	579	579	660	64,880	65,540
Other commercial	1,114	2,949	4,063	16,139	326,700	342,839
Total commercial related	3,679	14,211	17,890	43,685	1,236,125	1,279,810
Residential mortgage	0	126	126	665	83,312	83,977
Home equity	0	265	265	611	97,408	98,019
Other consumer	0	144	144	272	23,602	23,874
Total consumer related	0	535	535	1,548	204,322	205,870
Unallocated	0	719	719	—	—	—
Total	$3,679	$15,465	$19,144	$45,233	$1,440,447	$1,485,680

December 31, 2017
Builder & developer	$0	$3,388	$3,388	$2,673	$181,729	$184,402
Commercial real estate investor	243	2,770	3,013	5,645	225,182	230,827
Residential real estate investor	0	2,505	2,505	1,210	208,204	209,414
Hotel/Motel	0	637	637	0	63,195	63,195
Wholesale & retail	0	909	909	7,912	95,128	103,040
Manufacturing	0	592	592	3,840	58,670	62,510
Agriculture	0	431	431	315	59,616	59,931
Other commercial	0	2,643	2,643	918	283,593	284,511
Total commercial related	243	13,875	14,118	22,513	1,175,317	1,197,830
Residential mortgage	0	108	108	247	79,078	79,325
Home equity	0	217	217	452	97,498	97,950
Other consumer	0	66	66	235	24,424	24,659
Total consumer related	0	391	391	934	201,000	201,934
Unallocated	0	2,180	2,180	—	—	—
Total	$243	$16,446	$16,689	$23,447	$1,376,317	$1,399,764

December 31, 2016
Builder & developer	$200	$2,184	$2,384	$3,892	$144,743	$148,635
Commercial real estate investor	0	2,870	2,870	5,893	237,730	243,623
Residential real estate investor	136	2,381	2,517	1,703	181,920	183,623
Hotel/Motel	0	807	807	361	81,724	82,085
Wholesale & retail	0	803	803	260	87,802	88,062
Manufacturing	0	307	307	613	32,003	32,616
Agriculture	263	356	619	929	50,919	51,848
Other commercial	82	2,385	2,467	1,144	241,728	242,872
Total commercial related	681	12,093	12,774	14,795	1,058,569	1,073,364
Residential mortgage	0	85	85	142	73,354	73,496
Home equity	0	179	179	244	93,978	94,222
Other consumer	0	193	193	172	29,517	29,689
Total consumer related	0	457	457	558	196,849	197,407
Unallocated	0	1,761	1,761	—	—	—
Total	$681	$14,311	$14,992	$15,353	$1,255,418	$1,270,771

NOTE 6-Premises and Equipment

The following table presents a summary of premises and equipment as of December 31, 2018 and 2017.

(dollars in thousands)	2018	2017
Land	$4,829	$4,543
Buildings and improvements	26,172	25,371
Equipment	21,519	20,057
	52,520	49,971
Less accumulated depreciation/amortization	(27,796)	(25,589)
Premises and equipment, net	$24,724	$24,382

PeoplesBank leases certain banking branches under noncancellable operating leases. The terms include various renewal options and provide for rental increases based upon predetermined factors. Total lease expenses under operating leases amounted to $841,000 in 2018, $796,000 in 2017, and $762,000 in 2016.

At December 31, 2018, future minimum lease payments for these leases are payable as follows:

(dollars in thousands)	Operating Leases
2019	$814
2020	592
2021	460
2022	340
2023	334
Thereafter	283
Total future minimum lease payments	$2,823

NOTE 7-Deposits

The composition of deposits as of December 31, 2018 and 2017 is shown below.

	December 31,
(dollars in thousands)	2018	2017
Noninterest bearing demand	$252,777	$246,866
Interest bearing demand	156,858	157,903
Money market	535,454	447,425
Savings	85,415	86,292
Time deposits less than $100	271,794	260,482
Time deposits $100 to $250	144,866	135,242
Time deposits $250 or more	48,116	50,297
Total deposits	$1,495,280	$1,384,507

Included above in time deposits less than $100,000 are brokered time deposits in the amount of $10,299,000 and $10,682,000 at December 31, 2018 and 2017, respectively. Included above in time deposits $100,000 to $250,000 are brokered time deposits in the amount of $1,035,000 and $1,633,000 at December 31, 2018 and 2017, respectively.

The deposits from members of the board of directors, executive officers, principal shareholders and any affiliates of such persons were $4,162,000 at December 31, 2018 and $4,319,000 at December 31, 2017.

The following table presents scheduled maturities of time deposits by year as of December 31, 2018.

(dollars in thousands)	2018
2019	$187,087
2020	144,716
2021	93,433
2022	25,036
2023	13,950
Thereafter	554
Total time deposits	$464,776

Demand deposit overdrafts reclassified as loans were $116,000 and $199,000 at December 31, 2018 and 2017, respectively.

NOTE 8-Short-term Borrowings and Long-term Debt

The schedule below provides a summary of short-term borrowings that consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. Securities sold under agreements to repurchase are overnight borrowings between PeoplesBank and its commercial depositors and are subject to daily repricing. Federal Funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. As of December 31, 2018, PeoplesBank’s total availability under Federal Funds lines was $13,000,000. Other short-term borrowings consist of credit available through the Federal Home Loan Bank of Pittsburgh (FHLBP). PeoplesBank maintains a line-of credit (Open Repo Plus) with the FHLBP which is a revolving term commitment used on an overnight basis. The term of this commitment may not exceed 364 days and it reprices daily at market rates. Under terms of a blanket collateral agreement with the FHLBP, the line-of-credit and long term advances are secured by FHLBP stock and qualifying real estate secured loans. As of December 31, 2018, PeoplesBank’s total availability was $409,978,250 with the FHLBP.

The Corporation maintains a $3,000,000 line of credit with ACNB Bank to provide a source of liquidity. The line, renewable annually, is secured by a first lien on the Codorus Valley Corporate Center. The interest rate on the ACNB Bank line is Wall Street Journal Prime. No draws have been made on the line and on December 31, 2018 and 2017, the balance was zero.

The following table presents a summary of aggregate short-term borrowings as of and for the years ended December 31, 2018, 2017 and 2016.

	2018		2017		2016
		Other		Other		Other
	Repurchase	Short-term	Repurchase	Short-term	Repurchase	Short-term
(dollars in thousands)	agreements	borrowings	agreements	borrowings	agreements	borrowings
Amount outstanding at end of year	$7,022	$0	$10,295	$10,200	$23,637	$33,000
Weighted average interest rate at end of year	0.52%	0%	0.56%	1.55%	0.47%	0.94%
Maximum amount outstanding at any month-end	$12,964	$15,000	$28,596	$30,000	$36,231	$33,000
Daily average amount outstanding	$9,911	$193	$22,078	$16,910	$27,677	$3,452
Approximate weighted average interest rate for the year	0.56%	1.86%	0.56%	1.14%	0.50%	0.66%

Securities that serve as collateral for securities sold under agreements to repurchase and pledged to provide access to the Federal Reserve Bank Discount Window and other short-term borrowing remain in available-for-sale securities. The fair value of these securities was $9,768,000 and $16,542,000 on December 31, 2018 and 2017, respectively.

The following table presents a summary of long-term debt as of December 31, 2018 and 2017:

	December 31,
(dollars in thousands)	2018	2017
PeoplesBank’s obligations:
FHLBP
Due March 2018, 1.17%	0	10,000
Due June 2018, 1.87%	0	5,000
Due June 2018, 1.41%	0	10,000
Due November 2018, 1.62%	0	5,000
Due December 2018, 1.60%	0	15,000
Due April 2019, 1.64%	10,000	10,000
Due June 2019, 1.64%	5,000	5,000
Due June 2019, 2.10%	5,000	5,000
Due December 2019, 1.89%	15,000	15,000
Due March 2020, 1.86%	10,000	10,000
Due June 2020, 1.87%	15,000	15,000
Due June 2020, 2.70%	10,000	0
Due June 2021, 2.81%	10,000	0
Due June 2021, 2.14%	15,000	15,000
Due May 2022, 2.98%	10,000	0
Total FHLBP	105,000	120,000
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 4.81%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 3.98% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Total long-term debt	$115,310	$130,310

PeoplesBank’s long-term debt obligations to FHLBP are fixed rate instruments.

At December 31, 2018 and 2017, municipal deposit letters of credit issued by the FHLBP on behalf of PeoplesBank naming applicable municipalities as beneficiaries were $42,000,000. The letters of credit took the place of securities pledged to the municipalities for their deposits maintained at PeoplesBank.

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

The following table presents long-term debt maturities by year as of December 31, 2018.

(dollars in thousands)	2018
2019	$35,000
2020	35,000
2021	25,000
2022	10,000
2034 - 2036	10,310
Total long-term debt	$115,310

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

Quantitative measures established by regulators to ensure capital adequacy require the Corporation and PeoplesBank to maintain minimum ratios, as set forth below, to total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to quarter-to-date average assets (leverage ratio). In December 2018, PeoplesBank received the most recent notification from the Federal Deposit Insurance Corporation, which categorized PeoplesBank as “well capitalized”, as of September 30, 2018, under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change PeoplesBank’s well capitalized category. As of December 31, 2017, PeoplesBank was also categorized as “well capitalized”.

			Minimum for		Well Capitalized
	Actual		Capital Adequacy (1)		Minimum (2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Codorus Valley Bancorp, Inc. (consolidated) at December 31, 2018
Capital ratios:
Common Equity Tier 1	$178,656	12.15%	$93,708	6.375%	$	n/a	n/a	%
Tier 1 risk based	188,656	12.83	115,757	7.875		n/a	n/a
Total risk based	207,040	14.08	145,155	9.875		n/a	n/a
Leverage	188,656	10.46	72,119	4.00		n/a	n/a

at December 31, 2017
Capital ratios:
Common Equity Tier 1	$162,860	11.58%	$80,842	5.750%	$	n/a	n/a	%
Tier 1 risk based	172,860	12.29	101,932	7.250		n/a	n/a
Total risk based	189,549	13.48	130,051	9.250		n/a	n/a
Leverage	172,860	10.26	67,382	4.00		n/a	n/a

PeoplesBank, A Codorus Valley Company at December 31, 2018
Capital ratios:
Common Equity Tier 1	$184,420	12.58%	$93,466	6.375%		$95,298	6.50%
Tier 1 risk based	184,420	12.58	115,457	7.875		117,290	8.00
Total risk based	202,757	13.83	144,780	9.875		146,613	10.00
Leverage	184,420	10.25	71,968	4.00		89,960	5.00

at December 31, 2017
Capital ratios:
Common Equity Tier 1	$168,879	12.04%	$80,630	5.750%		$91,147	6.50%
Tier 1 risk based	168,879	12.04	101,664	7.250		112,181	8.00
Total risk based	185,568	13.23	129,709	9.250		140,226	10.00
Leverage	168,879	10.05	67,234	4.00		84,043	5.00

(1)	Minimum amounts and ratios as of December 31, 2018 include the third year phase in of the capital conservation buffer of 1.875 percent required by the Basel III framework. At December 31, 2017, the minimum amounts and ratios included the second year phase in of the capital conservation buffer of 1.25 percent required by the Basel III framework. The conservation buffer is to be phased in over a four year period beginning January 1, 2016, with the full 2.5 percent required as of January 1, 2019.

(2)	To be “well capitalized” under the prompt corrective action provisions in the Basel III framework. “Well capitalized” applies to PeoplesBank only.

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

Common Stock Dividend

Periodically, the Corporation distributes stock dividends on its common stock. The Corporation distributed 5 percent common stock dividends on December 11, 2018 and December 12, 2017 which resulted in the issuance of 447,092 and 422,439 additional common shares, respectively. All share and per share amounts are adjusted for stock dividends that are declared prior to the issuance of the consolidated financial statements.

NOTE 11- Benefit Plans

Defined Contribution Plan

PeoplesBank maintains a 401(k) savings and investment plan covering substantially all employees. Under the plan, employees can contribute a percentage of their compensation subject to certain limits based on federal tax law. In 2018, 2017, and 2016, PeoplesBank made 100 percent matching contributions up to the first 4 percent of each employee’s compensation contributed to the plan, and both the employee and employer contributions vest immediately. PeoplesBank’s expense for the 401(k) savings and investment plan was $590,000 for 2018, $587,000 for 2017, and $522,000 for 2016.

Supplemental Benefit Plans

PeoplesBank maintains supplemental retirement plans for selected executives. The expense associated with these plans was approximately $261,000 for 2018, $256,000 for 2017 and $255,000 for 2016. The accrued liability for the supplemental retirement plans was $4,140,000 at December 31, 2018 and $4,063,000 at December 31, 2017. Income earned from bank owned life insurance policies was used to finance the cost of supplemental benefit plans, and provide a tax-exempt return to PeoplesBank.

Director’s Post Retirement Split-dollar Life Insurance Benefit

PeoplesBank recorded net expense of $43,000 in 2018, $39,000 in 2017 and $104,000 in 2016, on bank owned life insurance policies with a post retirement split-dollar life insurance benefit. The accrued liability for the post retirement split-dollar benefit was $444,000 at December 31, 2018 and $401,000 at December 31, 2017.

NOTE 12-Stock-Based Compensation

FASB ASC Topic 718 requires that the fair value of equity awards granted to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such awards.

The following table presents information about the Corporation’s stock plans, adjusted for stock dividends distributed, as of December 31, 2018.

		Number of	Number of	Number of shares
		shares	outstanding	available for future
Plan	Types of grants	reserved (1)	awards (1)	issuance (1)
	Stock options
	Stock appreciation rights
2007 Long Term Incentive	Restricted stock
Plan (07LTIP)	Stock awards	178,492	178,492 (3)	(2)
	Stock options
	Stock appreciation rights
2017 Long Term Incentive	Restricted stock
Plan (17LTIP)	Stock awards	375,737	63,260 (4)	312,477
2007 Employee Stock
Purchase Plan (ESPP)	Stock option	168,171	0	168,171
Employee Stock
Bonus Plan (ESBP)	Stock awards	20,111	0	20,111

(1)	Shares/options are subject to adjustment in the event of specified changes in the Corporation’s capital structure.

(2)	Plan expired on May 15, 2017.

(3)	Amount includes 6,991 of unvested options and 7,108 of unvested restricted stock.

(4)	Amount includes 28,008 of unvested options and 30,206 of unvested restricted stock.

2007 Long-Term Incentive Plan (07LTIP) and 2017 Long-Term Incentive Plan (17LTIP)

Options awarded under these plans to date have been granted with an exercise price equal to the fair value of the stock on the grant date, a minimum vesting period of six months and an expiration period of ten years. Restricted awards are granted at fair value. 1,046 and 909 restricted shares granted in 2018 and 2017, respectively, vest 100% four years from the date of grant. All of the remaining restricted shares granted in 2018, 2017 and 2016 vest as follows: one-third at the end of the first year from the date of grant; one-third at the end of the second year from the date of grant; and one-third at the end of the third year from the date of grant. Restricted stock awards are participating securities but have no impact on basic EPS at December 31, 2018 and 2017. The plans also permit the granting of stock awards, which are unrestricted shares of common stock. Upon exercise and/or award, the Corporation has historically issued treasury stock, if available, and/or authorized, but unissued, common stock to satisfy the options/awards.

The following table presents compensation expense and related tax benefits for stock option, restricted stock and stock awards recognized on the consolidated statement of income.

(dollars in thousands)	2018	2017	2016
Compensation expense	$634	$693	$491
Tax benefit	(133)	(243)	(164)
Net income effect	$501	$450	$327

The tax benefit shown in the preceding table is less than the benefit that would be calculated using the Corporation’s 21%, 35% and 35% statutory Federal tax rate for 2018, 2017 and 2016, respectively. Under FASB ASC Topic 718, tax benefits are only recognized over the vesting period for options that ordinarily will generate a tax deduction when exercised (non-qualified stock options) and restricted stock awards.

The Corporation granted the following stock options, restricted stock and stock awards during the years ended December 31, 2018, 2017 and 2016, as adjusted for stock dividends.

	2018	2017	2016
Nonqualified stock options	17,924	17,085	23,949
Incentive stock options	0	0	0
Restricted stock	21,507	16,504	22,972
Stock award	7,766	9,065	0

The weighted average grant-date fair value and weighted average assumptions used to determine the fair value using the Black-Scholes valuation model for the stock options granted are presented below, as adjusted for stock dividends.

	2018	2017	2016
Fair value	$5.27	$5.75	$3.30
Expected life (in years)	5.5	5.3	4.5
Risk-free interest rate	2.75%	2.19%	1.57%
Expected volatility	25.55%	24.82%	24.31%
Expected dividend yield	2.14%	1.86%	2.42%

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

A summary of stock options activity from the option and stock incentive plans, adjusted for stock dividends distributed, is shown below.

		Weighted Average	Weighted Average	Aggregate
		Exercise Price	Remaining	Intrinsic Value
	Options	Per Share	Contractual Term	($000)
Outstanding at January 1, 2018	239,297	$14.00	6.0 years	$3,239
Granted	17,924	23.88
Exercised	(48,608)	10.37
Cancelled/Forfeited	(2,944)	24.57
Expired	(1,251)	6.40
Outstanding at December 31, 2018	204,418	$15.62	5.9 years	$1,293

Vested and exercisable at December 31, 2018	169,419	$13.88	5.2 years	$1,280

The following table presents information about stock options exercised for the years ended December 31, 2018, 2017 and 2016.

(dollars in thousands)	2018	2017	2016
Total intrinsic value of options exercised	$499	$142	$338
Cash received from options exercised	$505	$195	$364
Tax deduction realized from options exercised	$105	$50	$113

The following table presents information about non-vested options and restricted stock, adjusted for stock dividends distributed, for the year ended December 31, 2018.

	Stock Options		Restricted Stock
		Weighted Average		Weighted Average
		Exercise Price		Grant Date
	Options	Per Share	Shares	Fair Value
Non-vested at January 1, 2018	44,534	$22.10	37,470	$22.37
Vested	(24,515)	20.33	(19,562)	20.66
Cancelled/Forfeited	(2,944)	24.57	(2,101)	24.09
Granted	17,924	23.88	21,507	24.58
Non-vested at December 31, 2018	34,999	$24.04	37,314	$24.45

As of December 31, 2018, total unrecognized compensation cost related to non-vested options and restricted stock was $802,000, of which $511,000 will be recognized in 2019, $213,000 will be recognized in 2020, $72,000 in 2021 and $6,000 in 2022 with a weighted average recognition period of 1.1 years. The unrecognized compensation expense does not include an estimate for forfeiture of stock awards. The Corporation recognizes forfeitures in the period in which the forfeiture occurs.

Employee Stock Purchase Plan (ESPP)

Under the ESPP, eligible employees can purchase common stock of the Corporation at 85% of the fair market value of the stock at the beginning or end of the six-month offering period, whichever is lower. The ESPP is considered to be a compensatory plan. The following table presents information about the ESPP for the years ended December 31, 2018, 2017 and 2016.

	2018	2017	2016
ESPP shares purchased	10,607	10,732	9,897
Average purchase price per share (85% of market value)	$20.620	$23.330	$16.860
Compensation expense recognized (in thousands)	$63	$59	$34
Shares issued from treasury stock to satisfy the purchase of ESPP shares	2,509	2,772	1,416
Shares issued from authorized but unissued common stock to satisfy the purchase of ESPP shares	8,044	7,960	8,481

Employee Stock Bonus Plan (ESBP)

The ESBP is administered by the Compensation Committee which is comprised of non-employee members of the Corporation’s Board of Directors. Under the ESBP the Corporation may issue shares of its common stock to employees as performance based compensation. There were no shares of common stock issued under the ESBP in 2018, 2017 and 2016.

NOTE 13-Income Taxes

The following table presents the provision for income taxes for the years ended December 31, 2018, 2017 and 2016.

(dollars in thousands)	2018	2017	2016
Current tax provision
Federal	$4,648	$6,151	$6,221
State	568	466	686
Total current tax provision	5,216	6,617	6,907

Deferred tax expense (benefit)
Federal	10	3,211	(838)
State	(44)	76	(183)
Total deferred tax expense (benefit)	(34)	3,287	(1,021)
Total tax provision	$5,182	$9,904	$5,886

The differences between the effective income tax rate and the Federal statutory income tax rate for the years ended December 31, 2018, 2017 and 2016 are shown below.

	2018	2017	2016
Statutory tax rate	21.0%	35.0%	35.0%
Increase (decrease) resulting from:
Tax-exempt interest income	(1.2)	(2.6)	(3.6)
Bank owned life insurance income	(0.8)	(1.6)	(1.6)
State income taxes, net of federal tax benefit	2.0	1.6	1.7
Other, net	0.0	0.2	(0.5)
Change in enacted tax rate	0.0	12.6	0.0
Effective income tax rate	21.0%	45.2%	31.0%

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law reducing the federal tax rate to 21 percent beginning on January 1, 2018. The revaluation of net deferred tax assets as of December 22, 2017 resulted in $2,755,000 of additional tax expense on the date of enactment. The impact on the 2017 effective tax rate is shown in the table above.

Significant components of the Corporation’s net deferred tax asset, included in other assets as of December 31, 2018 and 2017 are shown below.

(dollars in thousands)	2018	2017
Deferred tax assets
Allowance for loan losses	$4,508	$3,954
Deferred compensation	1,138	1,135
Low-income housing partnerships	57	79
Acquisition accounting adjustments	106	115
Net unrealized losses on available-for-sale securities	592	255
Acquired net operating loss carryforwards	34	131
Other	92	32
Total deferred tax assets	$6,527	$5,701

Deferred tax liabilities
Deferred loan fees	$842	$475
Depreciation	446	310
Other	221	201
Total deferred tax liabilities	$1,509	$986
Net deferred tax assets	$5,018	$4,715

Based on the level of historical income projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that, as of December 31, 2018, it is more likely than not that the Corporation will realize the benefits of its deferred tax assets.

NOTE 14-Commitments

The Bank entered into an agreement of sale to purchase a 3-building complex in York County, Pennsylvania in the amount of $970,000 on November 7, 2018. The transaction was settled on January 31, 2019.

In the normal course of business, the Corporation is a party to various financial transactions that are not funded as of the balance sheet date. Off-balance sheet financial instruments, which enable PeoplesBank clients to meet their financing needs, are comprised mainly of commitments to extend credit and standby letters of credit. Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a client to a third party. The credit and market risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. To manage these risks, the Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments and requires collateral to support these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2018 and 2017, for guarantees under standby letters of credit issued was considered not material by management. Normally, commitments to extend credit and letters of credit have fixed expiration dates or termination clauses, have specific rates and are for specific purposes. Many of the commitments are expected to expire without being extended; therefore, total commitment amounts do not necessarily represent future cash requirements.

A summary of outstanding commitments at December 31, 2018 and 2017 is shown below.

(dollars in thousands)	2018	2017
Commitments to grant loans
Fixed rate	$22,995	$57,727
Variable rate	15,027	29,838

Unfunded commitments of existing loans
Fixed rate	$45,481	$63,327
Variable rate	335,029	334,080

Standby letters of credit	$23,737	$23,603

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

		Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
(dollars in thousands)	Total	Identical Assets	Inputs	Inputs
December 31, 2018
Securities available-for-sale:
U.S. Treasury notes	$19,003	$19,003	$0	$0
U.S. agency	15,063	0	15,063	0
U.S. agency mortgage-backed, residential	74,555	0	74,555	0
State and municipal	40,972	0	40,972	0

December 31, 2017
Securities available-for-sale:
U.S. Treasury notes	$14,071	$14,071	$0	$0
U.S. agency	17,303	0	17,303	0
U.S. agency mortgage-backed, residential	75,175	0	75,175	0
State and municipal	52,042	0	52,042	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired Loans

Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At December 31, 2018, the fair value consists of impaired loan balances of $13,297,000, net of valuation allowances of $3,679,000 and charge-offs of $134,000, compared to impaired loan balances of $1,331,000, net of valuation allowances of $243,000 and charge-offs of $506,000, at December 31, 2017.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. At December 31, 2018 and 2017 there were no foreclosed real estate assets with a valuation allowance or write-down.

		Fair Value Measurements
		(Level 1)		(Level 3)
		Quoted Prices in	(Level 2)	Significant Other
		Active Markets for	Significant Other	Unobservable
(dollars in thousands)	Total	Identical Assets	Observable Inputs	Inputs
December 31, 2018
Impaired loans	$13,297	$0	$0	$13,297

December 31, 2017
Impaired loans	$1,331	$0	$0	$1,331

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
(dollars in thousands)	Estimate	Techniques	Input	Range	Average
December 31, 2018
Impaired loans	$5,257	Appraisal (1)	Appraisal adjustments (2)	15% - 50%	39%

Impaired loans	8,040	Business asset valuation (3)	Business asset valuation adjustments (4)	10% - 53%	51%

December 31, 2017
Impaired loans	$1,331	Appraisal (1)	Appraisal adjustments (2)	24% - 52%	38%

(1)	Fair value is generally determined through independent appraisals which generally include various level 3 inputs that are not identifiable.
(2)	Appraisal amounts may be adjusted downward by the Corporation's management for qualitative factors such as economic conditions, and estimated liquidation expenses. The range of liquidation expenses and other adjustments are presented as a percent of the appraisal or financial statement book value.

(3)	Fair value is generally determined through customer-provided financial statements.
(4)	Business asset valuations may be adjusted downward by the Corporation's management for qualitative factors such as economic conditions, and estimated liquidation expenses. The range of liquidation expenses and other adjustments are presented as a percent of the financial statement book value.

The following presents the carrying amount and estimated fair value of the Corporation’s financial instruments as of December 31, 2018 and 2017.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices	Significant	Significant
			in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
(dollars in thousands)	Amount	Fair Value	Identical Assets	Inputs	Inputs
December 31, 2018
Financial assets
Cash and cash equivalents	$96,782	$96,782	$96,782	$0	$0
Securities available-for-sale	149,593	149,593	19,003	130,590	0
Restricted investment in bank stocks	5,922	5,922	0	5,922	0
Loans held for sale	4,127	4,302	0	4,302	0
Loans, net	1,466,536	1,437,415	0	0	1,437,415
Interest receivable	5,552	5,552	0	5,552	0
Mortgage servicing rights	925	1,052	0	0	1,052

Financial liabilities
Deposits	$1,495,280	$1,479,997	$0	$1,479,997	$0
Short-term borrowings	7,022	7,022	0	7,022	0
Long-term debt	115,310	112,406	0	104,332	8,074
Interest payable	836	836	0	836	0

Off-balance sheet instruments	0	0	0	0	0

December 31, 2017
Financial assets
Cash and cash equivalents	$79,524	$79,524	$79,524	$0	$0
Securities available-for-sale	158,591	158,591	14,071	144,520	0
Restricted investment in bank stocks	6,311	6,311	0	6,311	0
Loans held for sale	1,715	1,798	0	1,798	0
Loans, net	1,383,075	1,368,753	0	0	1,368,753
Interest receivable	4,968	4,968	0	4,968	0
Mortgage servicing rights	672	769	0	0	769

Financial liabilities
Deposits	$1,384,507	$1,369,008	$0	$1,369,008	$0
Short-term borrowings	20,495	20,495	0	20,495	0
Long-term debt	130,310	127,586	0	119,474	8,112
Interest payable	626	626	0	626	0

Off-balance sheet instruments	0	0	0	0	0

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

Gross amounts Not Offset in
		Gross	Net Amounts	the Statements of Condition
	Gross	Amounts	of Liabilities	Financial Instruments
	Amounts of	Offset in the	Presented in	U.S Agency		Cash
	Recognized	Statements of	the Statements	mortgage-backed,		Collateral	Net
(dollars in thousands)	Liabilities	Condition	of Condition	residential	U.S. agency	Pledged	Amount
December 31, 2018
Repurchase Agreements	$7,022	$0	$7,022	$(8,981)	$0	$0	$(1,959)

December 31, 2017
Repurchase Agreements	$10,295	$0	$10,295	$(15,545)	$0	$0	$(5,250)

Note 18-Condensed Financial Information-Parent Company Only

Condensed Balance Sheets
	December 31,
(dollars in thousands)	2018	2017
Assets
Cash and due from banks	$770	$515
Investment in bank subsidiary	184,511	170,238
Investment in other subsidiaries	314	314
Premises and equipment, net	3,199	3,249
Other assets	510	635
Total assets	$189,304	$174,951

Liabilities
Long-term debt	$10,310	$10,310
Long-term debt with bank subsidiary	169	363
Other liabilities	79	59
Total liabilities	10,558	10,732

Shareholders’ equity	178,746	164,219
Total liabilities and shareholders’ equity	$189,304	$174,951

Condensed Statements of Income and Comprehensive Income
	Years ended December 31,
(dollars in thousands)	2018	2017	2016
Income
Interest from investment securities	$12	$9	$7
Dividends from bank subsidiary	4,650	3,580	2,801
Total income	4,662	3,589	2,808

Expense
Interest expense on long-term debt	415	320	275
Occupancy of premises, net	157	140	174
Other	414	419	463
Total expense	986	879	912
Income before applicable income tax benefit and undistributed earnings of subsidiaries	3,676	2,710	1,896
Applicable income tax benefit	326	416	445
Income before undistributed earnings of subsidiaries	4,002	3,126	2,341
Equity in undistributed earnings of bank subsidiary	15,540	8,878	10,761
Net income	$19,542	$12,004	$13,102
Preferred stock dividends	0	0	16
Net income available to common shareholders	$19,542	$12,004	$13,086
Comprehensive income	$18,274	$12,337	$10,610

Note 18-Condensed Financial Information-Parent Company Only (continued)

Condensed Statements of Cash Flows
	Years ended December 31,
(dollars in thousands)	2018	2017	2016
Cash flows from operating activities
Net income	$19,542	$12,004	$13,102
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	197	202	208
Equity in undistributed earnings of subsidiaries, net	(15,540)	(8,878)	(10,761)
Other, net	840	730	435
Net cash provided by operating activities	5,039	4,058	2,984

Cash flows from investing activities
Return of investment in other subsidiary	0	3	0
Purchases of premises and equipment	(146)	0	(12)
Net cash (used in) provided by investing activities	(146)	3	(12)

Cash flows from financing activities
Repayments of long-term debt	(194)	(186)	(179)
Cash dividends paid to preferred shareholders	0	0	(46)
Cash dividends paid to common shareholders	(5,539)	(4,559)	(4,144)
Redemption of preferred stock	0	0	(12,000)
Net issuance of common stock	1,114	751	853
Cash paid in lieu of fractional shares	(19)	(19)	(12)
Net cash used in financing activities	(4,638)	(4,013)	(15,528)
Net increase (decrease) in cash and cash equivalents	255	48	(12,556)
Cash and cash equivalents at beginning of year	515	467	13,023
Cash and cash equivalents at end of year	$770	$515	$467

Note 19-Quarterly Results of Operations (Unaudited)

A summary of the quarterly results of operations for the years ended December 31, 2018 and 2017 is shown below. Management identified impaired credits during the third quarter of 2017 where a $1,473,000 net charge-off was recognized. An additional relationship was identified during the third quarter of 2018 where a $1,296,000 specific loan loss reserve was established. The identifications resulted in increased provision for loan losses in the applicable quarters.

	2018				2017
	Quarter				Quarter
(dollars in thousands, except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First

Interest income	$21,098	$20,796	$19,834	$18,593	$18,552	$18,063	$17,295	$16,505
Interest expense	5,034	4,364	3,755	3,248	2,985	2,771	2,667	2,445
Net interest income	16,064	16,432	16,079	15,345	15,567	15,292	14,628	14,060
Provision for loan losses	900	1,300	300	200	600	2,100	825	650
Noninterest income	2,972	2,872	2,985	2,774	2,577	2,542	2,498	2,392
Net gain on sales of loans held for sale	275	435	558	443	611	252	282	289
Noninterest expense	12,928	12,002	11,623	13,257	11,770	10,986	11,167	11,063
Income before taxes and securities gain	5,483	6,437	7,699	5,105	6,385	5,000	5,416	5,028
Net gain on sales of securities	0	0	0	0	0	16	63	0
Income before income taxes	5,483	6,437	7,699	5,105	6,385	5,016	5,479	5,028
Provision for income taxes	1,138	1,377	1,645	1,022	4,895	1,606	1,794	1,609
Net income	4,345	5,060	6,054	4,083	1,490	3,410	3,685	3,419
Net income available to common shareholders	$4,345	$5,060	$6,054	$4,083	$1,490	$3,410	$3,685	$3,419

Net income per common share, basic (1)	$0.46	$0.53	$0.65	$0.44	$0.16	$0.37	$0.40	$0.37
Net income per common share, diluted (1)	$0.46	$0.53	$0.64	$0.43	$0.16	$0.36	$0.39	$0.36

(1) adjusted for common stock dividends distributed.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act performed as of December 31, 2018, the Chief Executive and Chief Financial Officers of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2018 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. A Report of Management’s Assessment of Internal Control Over Financial Reporting is located on page 60 of this Annual Report, and incorporated herein by reference.

The Chief Executive and Chief Financial Officers are not aware of any changes in internal controls over financial reporting or in other factors that has materially affected these controls subsequent to December 31, 2018, the date of their evaluation.

Item 9B: Other information

None.

PART III

Item 10: Directors, executive officers and corporate governance

Information appearing in the Proxy Statement relating to the 2019 Annual Meeting of Shareholders to be held May 21, 2019 (“Proxy Statement”), under the heading, “Proposal 1-Election of Directors” and the caption “Information about Nominees and Continuing Directors,” under the heading “Information Concerning Security Ownership” and the caption “Executive Officers,” and under the heading “Governance of the Corporation” is incorporated by reference in response to this item.

The Corporation has adopted a Code of Business Conduct and Ethics (“Code of Ethics”) as defined in Item 406 of Regulation S-K. The Code of Ethics is filed herewith as Exhibit 14. The Code of Ethics is also accessible on PeoplesBank’s website at www.peoplesbanknet.com. Select “Investor Relations” at the bottom of the page and then select “Governance Documents”.

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

Item 12: Security ownership of certain beneficial owners and management and related shareholder matters

Information appearing on page 27 of this report under the caption “Securities Authorized for Issuance under Equity Compensation Plans” and in the Proxy Statement, under the caption “Information Concerning Security Ownership” is incorporated by reference in response to this item.

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

Codorus Valley Bancorp, Inc. (Registrant)

/s/ Larry J. Miller
Larry J. Miller, Chairman,	Date: March 15, 2019
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity

/s/ Larry J. Miller	President, Chief Executive Officer,	3/15/19
Larry J. Miller	Chairman of the Board of
(Principal Executive Officer)	Directors and Director

/s/ Harry R. Swift	Vice-Chairman of the Board of	3/15/19
Harry R. Swift, Esq.	Directors and Lead Director

/s/ Brian D. Brunner	Director	3/15/19
Brian D. Brunner

/s/ Cynthia A. Dotzel	Director	3/15/19
Cynthia A. Dotzel, CPA

/s/ John W. Giambalvo	Director	3/15/19
John W. Giambalvo, Esq.

/s/ Jeffrey R. Hines	Director	3/15/19
Jeffrey R. Hines, P.E.

/s/ MacGregor S. Jones	Director	3/15/19
MacGregor S. Jones

/s/ Dallas L. Smith	Director	3/15/19
Dallas L. Smith

/s/ Larry D. Pickett	Treasurer	3/15/19
Larry D. Pickett, CPA
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Exhibit

3.1	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for June 30, 2018, filed with the Commission on August 6, 2018)

3.2	Amended By-laws (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 12, 2016)

10.1	Employment Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry J. Miller, dated December 27, 2005 and amendment dated August 9, 2011(Incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for December 31, 2015, filed with the Commission on March 8, 2016) and second amendment dated March 8, 2016 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 8, 2016) *

10.2	Change of Control Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry D. Pickett, dated August 9, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 9, 2018)*

10.3	2001 Employee Stock Bonus Plan (Incorporated by reference to Exhibit 99.1 of Registration Statement No. 333-68410 on Form S-8, filed with the Commission on August 27, 2001) *

10.4	Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 of Registration Statement No. 333-179179 on Form S-3D, filed with the Commission on January 26, 2012)

10.5	Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller dated October 1, 1998 (Incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015)

10.6	Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Harry R. Swift dated October 1, 1998 (Incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.7	Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Jann Allen Weaver dated October 1, 1998 (Incorporated by reference to Exhibit 10.8 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.8	Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller dated December 27, 2005 (Incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.9	Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Harry R. Swift dated December 27, 2005 (Incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.10	Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Jann Allen Weaver dated December 27, 2005 (Incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.11	Second Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller dated December 23, 2008 (Incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.12	Second Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Harry R. Swift dated December 23, 2008 (Incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.13	Second Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Jann Allen Weaver dated December 23, 2008 (Incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.14	Third Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller dated May 10, 2016 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 8-K filed with the Commission on May 16, 2016) *

10.15	Form of Group Term Replacement Plan, dated January 1, 2009 pertaining to senior officers of the Corporation’s subsidiary, PeoplesBank, A Codorus Valley Company (Incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.16	Form of Director Group Term Replacement Plan, dated December 1, 1998, including Split Dollar Policy Endorsements pertaining to non-employee directors of the Corporation’s subsidiary, PeoplesBank, A Codorus Valley Company (Incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.17	Long-Term Nursing Care Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry J. Miller, dated December 27, 2005 (Incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for December 31, 2015, filed with the Commission on March 8, 2016) *

10.18	Codorus Valley Bancorp, Inc. Change in Control and Supplemental Benefit Trust Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Hershey Trust Company, dated January 25, 2006 and Resignation and Appointment of Trustee (Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for December 31, 2015, filed with the Commission on March 8, 2016) *

10.19	Amended and Restated Declaration of Trust of CVB Statutory Trust No. 2, dated as of June 28, 2006, among Codorus Valley Bancorp, Inc., as sponsor, the Delaware and institutional trustee named therein, and the administrators named therein (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.20	Indenture, dated as of June 28, 2006, between Codorus Valley Bancorp, Inc., as issuer, and the trustee named therein, relating to the Junior Subordinated Debt Securities due 2036 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.21	Guarantee Agreement, dated as of June 28, 2006, between Codorus Valley Bancorp, Inc. and guarantee trustee named therein (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.22	2007 Long-Term Incentive Plan of Codorus Valley Bancorp, Inc. (Incorporated by reference to Exhibit A of the Registrant’s definitive proxy statement, dated April 6, 2012) *

10.23	2007 Employee Stock Purchase Plan (Incorporated by reference to Exhibit B of the Registrant’s definitive proxy statement, dated April 6, 2012) *

10.24	Executive Incentive Plan – filed herewith *

10.25	Form of Change of Control Agreement dated June 23, 2016 by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and each of Diane E. Baker and Amy L. Doll (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 28, 2016)

10.26	Employment Agreement of A. Dwight Utz dated September 17, 2015 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on September 22, 2015) *

10.27	First Amendment to Employment Agreement of A. Dwight Utz dated April 14, 2016 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 15, 2016) *

10.28	Employment Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Craig L. Kauffman, dated August 6, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 16, 2018)*

10.29	Change of Control Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Matthew A. Clemens, dated July 14, 2016 (Incorporated by reference to Exhibit 10.29 to the Registrant’s Current Report on Form 10-K, filed with the Commission on March, 15, 2017) *

10.30	Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Matthew A. Clemens, dated October 1, 2002 (Incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 10-K, filed with the Commission on March 15, 2017) *

10.31	Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Matthew A. Clemens, dated December 27, 2005 (Incorporated by reference to Exhibit 10.31 to the Registrant’s Current Report on Form 10-K, filed with the Commission on March 15, 2017) *

10.32	Second Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Matthew A. Clemens, dated December 23, 2008 (Incorporated by reference to Exhibit 10.32 to the Registrant’s Current Report on Form 10-K, filed with the Commission on March 15, 2017) *

10.33	Third Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Matthew A. Clemens, dated March 11, 2014 (Incorporated by reference to Exhibit 10.33 to the Registrant’s Current Report on Form 10-K, filed with the Commission on March 15, 2017) *

10.34	2017 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registration Statement No. 333-218031 on Form S-8, filed with the Commission on May 16, 2017) *

10.35	Change of Control Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Timothy J. Nieman, dated February 5, 2018 (Incorporated by reference to Exhibit 10.35 to the Registrant’s Current Report on Form 10-K, filed with the Commission on March 13, 2018) *

14	Code of Ethics – filed herewith.

21	List of subsidiaries of Codorus Valley Bancorp, Inc. – filed herewith.

23	Consents of Independent Registered Public Accounting Firm – filed herewith.

24	Power of Attorney – filed herewith.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith

101	Interactive data file containing the following financial statements of Codorus Valley Bancorp, Inc. formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2018 and 2017, (ii) Consolidated Statements of Income for the years ended December 31, 2018, 2017, and 2016, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016, (iv) Consolidated Statements of Cash Flow for the years ended December 31, 2018, 2017, and 2016, (v) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017, and 2016 and (vi) Notes to Consolidated Financial Statements – filed herewith.

* Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.