Form 10-Q
period 2019-03-31
CODORUS VALLEY BANCORP INC
filed 2019-05-08
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $2.50 par value	CVLY	NASDAQ Global Market

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On May 1, 2019, 9,455,313 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.

Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
(dollars in thousands, except per share data)	2019	2018
Assets
Interest bearing deposits with banks	$73,835	$69,103
Cash and due from banks	20,450	27,679
Total cash and cash equivalents	94,285	96,782
Securities, available-for-sale	149,168	149,593
Restricted investment in bank stocks, at cost	5,322	5,922
Loans held for sale	4,778	4,127
Loans (net of deferred fees of $3,699 - 2019 and $3,722 - 2018)	1,494,962	1,485,680
Less-allowance for loan losses	(20,081)	(19,144)
Net loans	1,474,881	1,466,536
Premises and equipment, net	27,137	24,724
Operating leases right-of-use assets	2,684	0
Goodwill	2,301	2,301
Other assets	64,413	57,495
Total assets	$1,824,969	$1,807,480

Liabilities
Deposits
Noninterest bearing	$253,114	$252,777
Interest bearing	1,249,763	1,242,503
Total deposits	1,502,877	1,495,280
Short-term borrowings	6,830	7,022
Long-term debt	116,779	115,310
Operating leases liabilities	2,864	0
Other liabilities	12,812	11,122
Total liabilities	1,642,162	1,628,734

Shareholders’ equity
Preferred stock, par value $2.50 per share;
1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, par value $2.50 per share; 30,000,000 shares authorized;
shares issued: 9,458,193 at March 31, 2019 and 9,451,547 at December 31, 2018; and shares outstanding: 9,457,383 at March 31, 2019 and 9,451,547 at December 31, 2018	23,646	23,629
Additional paid-in capital	134,775	134,506
Retained earnings	25,217	22,837
Accumulated other comprehensive loss	(827)	(2,226)
Treasury stock, at cost; 810 shares at March 31, 2019	(4)	0
Total shareholders’ equity	182,807	178,746
Total liabilities and shareholders’ equity	$1,824,969	$1,807,480

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Income

Unaudited

	Three months ended
	March 31,
(dollars in thousands, except per share data)	2019	2018
Interest income
Loans, including fees	$19,510	$17,497
Investment securities:
Taxable	676	566
Tax-exempt	209	281
Dividends	119	123
Other	362	126
Total interest income	20,876	18,593

Interest expense
Deposits	4,620	2,632
Federal funds purchased and other short-term borrowings	9	15
Long-term debt	716	601
Total interest expense	5,345	3,248
Net interest income	15,531	15,345
Provision for loan losses	1,050	200
Net interest income after provision for loan losses	14,481	15,145

Noninterest income
Trust and investment services fees	840	790
Income from mutual fund, annuity and insurance sales	235	314
Service charges on deposit accounts	1,158	1,103
Income from bank owned life insurance	367	241
Other income	409	326
Gain on sales of loans held for sale	218	443
Loss on sales of securities	(4)	0
Total noninterest income	3,223	3,217

Noninterest expense
Personnel	7,706	7,812
Occupancy of premises, net	963	871
Furniture and equipment	772	814
Postage, stationery and supplies	184	172
Professional and legal	109	180
Marketing	349	408
FDIC insurance	237	168
Debit card processing	323	288
Charitable donations	845	1,509
Telecommunications	126	237
External data processing	556	447
Foreclosed real estate including provision for losses	87	9
Other	304	342
Total noninterest expense	12,561	13,257
Income before income taxes	5,143	5,105
Provision for income taxes	1,052	1,022
Net income	$4,091	$4,083
Net income per share, basic	$0.43	$0.44
Net income per share, diluted	$0.43	$0.43

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Comprehensive Income

Unaudited

	Three months ended
	March 31,
(dollars in thousands)	2019	2018
Net income	$4,091	$4,083
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding gains (losses) arising during the period (net of tax expense (benefit) of $370 and $(475), respectively)	1,396	(1,788)
Reclassification adjustment for losses included in net income (net of tax benefit of $1 and $0, respectively) (a) (b)	3	0
Net unrealized gains (losses)	1,399	(1,788)
Comprehensive income	$5,490	$2,295

(a)	Amounts are included in net gain on sales of securities on the Consolidated Statements of Income within noninterest income.

(b)	Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Cash Flows

Unaudited

	Three months ended
	March 31,
(dollars in thousands)	2019	2018
Cash flows from operating activities
Net income	$4,091	$4,083
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	651	591
Net amortization of premiums on securities	65	120
Amortization of deferred loan origination fees and costs	(229)	(439)
Amortization of operating lease right of use assets	166	0
Provision for loan losses	1,050	200
Increase in bank owned life insurance	(367)	(241)
Originations of mortgage loans held for sale	(7,627)	(7,683)
Originations of SBA loans held for sale	(1,595)	(4,403)
Proceeds from sales of mortgage loans held for sale	7,948	8,561
Proceeds from sales of SBA loans held for sale	791	3,957
Gain on sales of mortgage loans held for sale	(165)	(198)
Gain on sales of SBA loans held for sale	(53)	(245)
Gain on disposal of premises and equipment	(11)	(18)
Loss on sales of securities, available-for-sale	4	0
Stock-based compensation	135	230
Decrease in interest receivable	370	349
(Increase) in other assets	(647)	(58)
Increase (decrease) in interest payable	142	(50)
Increase in other liabilities	539	2,062
Net cash provided by operating activities	5,258	6,818
Cash flows from investing activities
Purchases of securities, available-for-sale	(8,448)	(1,519)
Maturities, repayments and calls of securities, available-for-sale	5,561	5,941
Sales of securities, available-for-sale	6,017	0
Net decrease in restricted investment in bank stock	600	208
Net increase in loans made to customers	(9,166)	(23,577)
Purchases of premises and equipment	(1,759)	(502)
Investment in bank owned life insurance	(6,600)	0
Proceeds from sales of foreclosed real estate	0	97
Net cash used in investing activities	(13,795)	(19,352)
Cash flows from financing activities
Net (decrease) increase in demand and savings deposits	(20,669)	19,781
Net increase (decrease) in time deposits	28,266	(1,735)
Net (decrease) increase in short-term borrowings	(192)	4,220
Repayment of long-term debt	0	(10,000)
Cash dividends paid to shareholders	(1,512)	(1,381)
Issuance of stock	147	318
Net cash provided by financing activities	6,040	11,203
Net (decrease) in cash and cash equivalents	(2,497)	(1,331)
Cash and cash equivalents at beginning of year	96,782	79,524
Cash and cash equivalents at end of period	$94,285	$78,193

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Unaudited

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Stock	Capital	Earnings	Loss	Stock	Total

Balance, January 1, 2019	$0	$23,629	$134,506	$22,837	$(2,226)	$0	$178,746
Net income				4,091			4,091
Other comprehensive income, net of tax					1,399		1,399
Cash dividends ($0.160 per share)				(1,512)			(1,512)
Adoption of ASC topic 842 (leases)				(199)			(199)
Stock-based compensation			135				135
Forfeiture of restricted stock and withheld shares			2			(4)	(2)
Issuance and reissuance of stock:
6,646 shares under the dividend reinvestment and stock purchase plan		17	132				149

Balance, March 31, 2019	$0	$23,646	$134,775	$25,217	$(827)	$(4)	$182,807

Balance, January 1, 2018	$0	$22,265	$120,052	$22,860	$(958)	$0	$164,219
Net income				4,083			4,083
Other comprehensive loss, net of tax					(1,788)		(1,788)
Cash dividends ($0.148 per share, adjusted)				(1,381)			(1,381)
Stock-based compensation			230				230
Forfeiture of restricted stock						(63)	(63)
Issuance and reissuance of stock:
5,518 shares under the dividend reinvestment and stock purchase plan		9	76			57	142
13,736 shares under the stock option plan		34	205				239
1,816 shares of stock-based compensation awards		5	(5)				0

Balance, March 31, 2018	$0	$22,313	$120,558	$25,562	$(2,746)	$(6)	$165,681

See accompanying notes.

Note 1—Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

The accompanying consolidated balance sheet at December 31, 2018 has been derived from audited financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and FASB Accounting Standards Codification (ASC) 270. Accordingly, the interim financial statements do not include all of the financial information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim consolidated financial statements include all adjustments necessary to present fairly the financial condition and results of operations for the reported periods, and all such adjustments are of a normal and recurring nature.

Codorus Valley Bancorp, Inc. (“Corporation” or “Codorus Valley”) is a one-bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (“PeoplesBank” or “Bank”). PeoplesBank operates three wholly-owned subsidiaries as of March 31, 2019. Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, which sells nondeposit investment products in Pennsylvania; SYC Settlement Services, Inc., which provides real estate settlement services and Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, which sells nondeposit investment products in Maryland. In addition, PeoplesBank may periodically create nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending the liquidation of these properties. PeoplesBank operates under a state charter and is subject to regulation by the Pennsylvania Department of Banking and Securities, and the Federal Deposit Insurance Corporation. The Corporation is subject to regulation by the Federal Reserve Board and the Pennsylvania Department of Banking and Securities.

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and a wholly-owned nonbank subsidiary, SYC Realty Company, Inc. SYC Realty was inactive during the period ended March 31, 2019. The accounts of CVB Statutory Trust No. 1 and No. 2 are not included in the consolidated financial statements as discussed in Note 7—Short-Term Borrowings and Long-Term Debt. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

These consolidated statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018.

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of March 31, 2019 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired, generally nonaccrual loans and troubled debt restructurings. For loans that are classified as impaired, an allowance is established when the collateral value (or discounted cash flows or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class, including commercial loans not considered impaired, as well as smaller balance homogeneous loans such as residential real estate, home equity and other consumer loans. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these classes of loans, adjusted for qualitative (environmental) risk factors. Historical loss rates are based on a two year rolling average of net charge-offs. Qualitative risk factors that supplement historical losses in the evaluation of loan pools are shown below. Each factor is assigned a value to reflect improving, stable or declining conditions based on the Corporation’s best judgment using relevant information available at the time of the evaluation.

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

Banking regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to the Corporation. Based on an analysis of the loan portfolio, the Corporation believes that the level of the allowance for loan losses at March 31, 2019 is adequate.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in-substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, obtained from an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a write-down. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At both March 31, 2019 and December 31, 2018, there was $1,755,000 of foreclosed real estate, which included $18,000 of residential real estate. Included within loans receivable as of March 31, 2019 was a recorded investment of $255,000 of consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

Mortgage Servicing Rights

The mortgage servicing rights (MSRs) associated with the sold loans are included in other assets on the consolidated balance sheets at an amount equal to the estimated fair value of the contractual rights to service the mortgage loans. The MSR asset is amortized as a reduction to servicing income. The MSR asset is evaluated periodically for impairment and carried at the lower of amortized cost or fair value. A third party calculates fair value by discounting the estimated cash flows from servicing income using a rate consistent with the risk associated with these assets and an expected life commensurate with the expected life of the underlying loans. In the event that the amortized cost of the MSR asset exceeds the fair value of the asset, a valuation allowance would be established through a charge against servicing income. Subsequent fair value evaluations may determine that impairment has been reduced or eliminated, in which case the valuation allowance would be reduced through a credit to earnings. At March 31, 2019, the balance of residential mortgage loans serviced for third parties was $104,621,000 compared to $98,852,000 at December 31, 2018.

	Three months ended
	March 31,
(dollars in thousands)	2019	2018
Amortized cost:
Balance at beginning of period	$925	$672
Originations of mortgage servicing rights	50	68
Amortization expense	(36)	(25)
Valuation allowance	(17)	0
Balance at end of period	$922	$715

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

At March 31, 2019, the Corporation does not have any indicators of potential impairment of either goodwill or core deposit intangibles.

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

Other noninterest income – The Corporation evaluated individual components of other noninterest income, such as credit card merchant fees, credit and gift card fees and ATM fees. Debit card income is primarily comprised of interchange fees earned whenever the Corporation’s debit cards are processed through payment networks, such as Visa. Credit and gift card income is realized through a third party provider who issues credits as private label in the Corporation’s name. ATM fees are primarily generated when a non-Corporation cardholder uses a Corporation ATM. The income is primarily comprised as a percentage of interchange fees earned whenever the issuer’s card is processed through card payment networks, such as Visa or Pulse. Merchant services income is realized through a third party service provider who is contracted by the Corporation under a referral arrangement. Such fees represent fees charged to merchants to process their debit card transactions. The Corporation’s performance obligation for these fees are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received within a one to three day lag or in the following month.

Per Share Data

All per share computations include the effect of stock dividends distributed. The computation of net income per share is provided in the table below.

	Three months ended
	March 31,
(in thousands, except per share data)	2019	2018
Net income	$4,091	$4,083

Weighted average shares outstanding (basic)	9,455	9,359
Effect of dilutive stock options	66	96
Weighted average shares outstanding (diluted)	9,521	9,455

Basic earnings per share	$0.43	$0.44
Diluted earnings per share	$0.43	$0.43

Anti-dilutive stock options excluded from the computation of earnings per share	30	16

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

Supplemental cash flow information is provided in the table below.

	Three months ended
	March 31,
(dollars in thousands)	2019	2018
Cash paid during the period for:
Income taxes	$300	$0
Interest	$5,203	$3,298

Noncash investing and financing activities:
Initial recognition of financing lease right-of-use assets	$1,358	$0
Initial recognition of financing lease liabilities	$1,480	$0
Initial recognition of operating lease right-of-use assets	$2,958	$0
Initial recognition of operating lease liabilities	$3,035	$0
Increase in other liabilities for purchase of securities settling after quarter end	$1,004	$0

Recent Accounting Pronouncements

Pronouncements Adopted in 2019

In February 2016, the FASB issued ASU 2016-02, Leases and in July 2018 issued ASU 2018-10 and ASU 2018-11, Codification Improvements to Topic 842, Leases. From the lessee’s perspective, the new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement for a lessees. From the lessor’s perspective, the new standard requires a lessor to classify leases as either sales-type, finance or operating. A lease will be treated as a sale if it transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor doesn’t convey risks and rewards or control, an operating lease results.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. A modified retrospective transition approach is required for lessors for sales-type, direct financing, and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Corporation adopted the new standard effective January 1, 2019, which resulted in an increase in assets to recognize the present value of the lease obligations (right-of-use assets) with a corresponding increase in liabilities as discussed in Note 8-Leases. The adoption did not have an overall material impact on the Corporation’s consolidated financial statements of income.

In July 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. This standard expands the scope of Topic 718, Compensation – Stock Compensation to include share-based payment transactions for acquiring goods and services from nonemployees. This standard requires application of Topic 718 to nonemployee awards for specific guidance on inputs to an option pricing model and the attribution of costs (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments in the Update are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Corporation adopted the new standard on January 1, 2019 and the adoption of this standard did not have a material impact on the Corporation’s consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). This standard adds a new Topic 326 which requires companies to measure and record impairment on financial instruments at the time of origination using the expected credit loss (CECL) model. The CECL model calculates impairment based on historical experience, current conditions, and reasonable and supportable forecasts, and reflects the organization’s current estimate of all expected credit losses over the contractual term of its financial assets. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. The Corporation is planning to adopt the standard in the first quarter of 2020 and is continuing its implementation, having established a Corporation-wide implementation team. The team is in the final stages of selecting a vendor partner and a model. We are also finalizing the development and documenting of processes, controls, policies and disclosure requirements in preparation for performing a full parallel run. The Corporation expects the provisions of ASU No. 2016-13 to impact the Corporation’s consolidated financial statements, in particular, the level of the reserve for credit losses. The Corporation is continuing to evaluate the extent of the potential impact and expects that portfolio composition and economic conditions at the time of adoption will be a factor.

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

Note 2-Securities

A summary of securities available-for-sale at March 31, 2019 and December 31, 2018 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof and investments in the obligations of states and municipalities. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At March 31, 2019, while 85 percent of the fair value of the municipal bond portfolio was concentrated in the Commonwealth of Pennsylvania, the portfolio was intentionally distributed to limit exposure with the largest issuer at $2.3 million.

	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2019
Debt securities:
U.S. Treasury notes	$19,788	$39	$(543)	$19,284
U.S. agency	16,000	0	(621)	15,379
U.S. agency mortgage-backed, residential	81,345	421	(499)	81,267
State and municipal	33,082	181	(25)	33,238
Total debt securities	$150,215	$641	$(1,688)	$149,168
December 31, 2018
Debt securities:
U.S. Treasury notes	$19,780	$29	$(806)	$19,003
U.S. agency	16,000	0	(937)	15,063
U.S. agency mortgage-backed, residential	75,446	102	(993)	74,555
State and municipal	41,184	85	(297)	40,972
Total debt securities	$152,410	$216	$(3,033)	$149,593

The amortized cost and estimated fair value of debt securities at March 31, 2019 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$3,439	$3,443
Due after one year through five years	89,460	88,997
Due after five years through ten years	46,896	46,221
Due after ten years	10,420	10,507
Total debt securities	$150,215	$149,168

Gross realized gains and losses on sales of securities available-for-sale are shown below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Three months ended
	March 31,
(dollars in thousands)	2019	2018
Realized gains	$3	$0
Realized losses	(7)	0
Net losses	$(4)	$0

Investment securities having a carrying value of $123,369,000 and $123,088,000 on March 31, 2019 and December 31, 2018, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at March 31, 2019 and December 31, 2018.

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
March 31, 2019
Debt securities:
U.S. Treasury notes	0	$0	$0	3	$14,250	$(543)	3	$14,250	$(543)
U.S. agency	0	0	0	4	15,379	(621)	4	15,379	(621)
U.S. agency mortgage-backed, residential	6	6,237	(91)	29	37,665	(408)	35	43,902	(499)
State and municipal	2	1,036	(2)	14	7,266	(23)	16	8,302	(25)
Total temporarily impaired debt securities, available-for-sale	8	$7,273	$(93)	50	$74,560	$(1,595)	58	$81,833	$(1,688)
December 31, 2018
Debt securities:
U.S. Treasury notes	0	$0	$0	3	$13,980	$(806)	3	$13,980	$(806)
U.S. agency	0	0	0	4	15,063	(937)	4	15,063	(937)
U.S. agency mortgage-backed, residential	8	4,878	(14)	39	51,137	(979)	47	56,015	(993)
State and municipal	15	6,707	(11)	36	20,287	(286)	51	26,994	(297)
Total temporarily impaired debt securities, available-for-sale	23	$11,585	$(25)	82	$100,467	$(3,008)	105	$112,052	$(3,033)

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

The Corporation believes that unrealized losses at March 31, 2019 were primarily the result of changes in market interest rates and that the Corporation has the ability to hold these investments for a time necessary to recover the amortized cost. Through March 31, 2019 the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

Note 3—Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of March 31, 2019 and December 31, 2018, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLBP”) and, to a lesser degree, Atlantic Community Bancshares, Inc. (“ACBI”), the parent company of Atlantic Community Bankers Bank (“ACBB”). Under the FHLBP’s Capital Plan member banks, including PeoplesBank, are required to maintain a minimum stock investment. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the periods ended March 31, 2019 and 2018. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended March 31, 2019 and 2018.

Note 4—Loans

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at March 31, 2019 and December 31, 2018. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance. Those industries representing the largest dollar investment and most risk are listed separately. The “Other” commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

	March 31,	% Total	December 31,	% Total
(dollars in thousands)	2019	Loans	2018	Loans
Builder & developer	$165,131	11.0	$154,977	10.4
Commercial real estate investor	209,134	14.0	210,501	14.2
Residential real estate investor	233,306	15.6	231,118	15.6
Hotel/Motel	84,521	5.7	77,480	5.2
Wholesale & retail	112,046	7.5	117,280	7.9
Manufacturing	78,639	5.3	80,075	5.4
Agriculture	65,427	4.4	65,540	4.4
Other	340,624	22.7	342,839	23.0
Total commercial related loans	1,288,828	86.2	1,279,810	86.1
Residential mortgages	86,599	5.8	83,977	5.7
Home equity	97,363	6.5	98,019	6.6
Other	22,172	1.5	23,874	1.6
Total consumer related loans	206,134	13.8	205,870	13.9
Total loans	$1,494,962	100.0	$1,485,680	100.0

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

The table below presents a summary of loan risk ratings by loan class at March 31, 2019 and December 31, 2018.

		Special
(dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total
March 31, 2019
Builder & developer	$160,978	$2,904	$272	$977	$165,131
Commercial real estate investor	201,743	2,893	4,267	231	209,134
Residential real estate investor	223,167	5,286	226	4,627	233,306
Hotel/Motel	84,521	0	0	0	84,521
Wholesale & retail	91,974	8,449	4,447	7,176	112,046
Manufacturing	74,180	1,636	1,229	1,594	78,639
Agriculture	61,665	757	2,350	655	65,427
Other	316,544	1,203	14,072	8,805	340,624
Total commercial related loans	1,214,772	23,128	26,863	24,065	1,288,828
Residential mortgage	85,949	137	82	431	86,599
Home equity	96,755	11	0	597	97,363
Other	21,881	0	9	282	22,172
Total consumer related loans	204,585	148	91	1,310	206,134
Total loans	$1,419,357	$23,276	$26,954	$25,375	$1,494,962

December 31, 2018
Builder & developer	$152,188	$1,604	$411	$774	$154,977
Commercial real estate investor	204,141	1,808	4,317	235	210,501
Residential real estate investor	222,227	3,597	235	5,059	231,118
Hotel/Motel	77,480	0	0	0	77,480
Wholesale & retail	94,726	9,973	4,952	7,629	117,280
Manufacturing	72,058	4,991	1,302	1,724	80,075
Agriculture	61,636	3,244	0	660	65,540
Other	318,940	7,760	12,689	3,450	342,839
Total commercial related loans	1,203,396	32,977	23,906	19,531	1,279,810
Residential mortgage	83,305	7	82	583	83,977
Home equity	97,395	13	0	611	98,019
Other	23,601	1	9	263	23,874
Total consumer related loans	204,301	21	91	1,457	205,870
Total loans	$1,407,697	$32,998	$23,997	$20,988	$1,485,680

Impaired Loans

The table below presents a summary of impaired loans at March 31, 2019 and December 31, 2018. As of March 31, 2019, generally, impaired loans are all loans risk rated nonaccrual or classified as troubled debt restructuring. As of December 31, 2018, generally, impaired loans are certain loans risk rated substandard and all loans risk rated nonaccrual or classified as troubled debt restructurings. An allowance is established for individual loans that are commercial related where the Corporation has doubt as to full recovery of the outstanding principal balance. Typically, impaired consumer related loans are partially or fully charged-off eliminating the need for a specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for payments collected on a non-cash basis and charge-offs.

	With No Allowance		With A Related Allowance			Total
	Recorded	Unpaid	Recorded	Unpaid	Related	Recorded	Unpaid
(dollars in thousands)	Investment	Principal	Investment	Principal	Allowance	Investment	Principal
March 31, 2019
Builder & developer	$1,201	$1,345	$0	$0	$0	$1,201	$1,345
Commercial real estate investor	2,669	2,669	0	0	0	2,669	2,669
Residential real estate investor	321	324	4,306	4,345	1,218	4,627	4,669
Hotel/Motel	0	0	0	0	0	0	0
Wholesale & retail	246	246	7,176	7,455	757	7,422	7,701
Manufacturing	17	17	1,577	1,634	539	1,594	1,651
Agriculture	655	655	0	0	0	655	655
Other commercial	1,957	1,957	6,848	6,854	2,260	8,805	8,811
Total impaired commercial related loans	7,066	7,213	19,907	20,288	4,774	26,973	27,501
Residential mortgage	431	455	0	0	0	431	455
Home equity	597	597	0	0	0	597	597
Other consumer	282	283	0	0	0	282	283
Total impaired consumer related loans	1,310	1,335	0	0	0	1,310	1,335
Total impaired loans	$8,376	$8,548	$19,907	$20,288	$4,774	$28,283	$28,836

December 31, 2018
Builder & developer	$1,047	$1,318	$138	$138	$51	$1,185	$1,456
Commercial real estate investor	4,552	4,552	0	0	0	4,552	4,552
Residential real estate investor	909	909	4,385	4,385	1,218	5,294	5,294
Hotel/Motel	0	0	0	0	0	0	0
Wholesale & retail	5,200	5,200	7,629	7,629	757	12,829	12,829
Manufacturing	1,320	1,320	1,706	1,706	539	3,026	3,026
Agriculture	660	660	0	0	0	660	660
Other commercial	13,245	13,245	2,894	2,894	1,114	16,139	16,139
Total impaired commercial related loans	26,933	27,204	16,752	16,752	3,679	43,685	43,956
Residential mortgage	665	689	0	0	0	665	689
Home equity	611	611	0	0	0	611	611
Other consumer	272	272	0	0	0	272	272
Total impaired consumer related loans	1,548	1,572	0	0	0	1,548	1,572
Total impaired loans	$28,481	$28,776	$16,752	$16,752	$3,679	$45,233	$45,528

The table below presents a summary of average impaired loans and related interest income that was included in net income for the three months ended March 31, 2019 and 2018.

	With No Related Allowance		With A Related Allowance		Total
	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income	Investment	Income
Three months ended March 31, 2019
Builder & developer	$1,124	$14	$69	$0	$1,193	$14
Commercial real estate investor	3,610	34	0	0	3,610	34
Residential real estate investor	615	5	4,346	0	4,961	5
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	2,723	3	7,402	0	10,125	3
Manufacturing	669	5	1,642	0	2,311	5
Agriculture	658	13	0	0	658	13
Other commercial	7,601	0	4,870	0	12,471	0
Total impaired commercial related loans	17,000	74	18,329	0	35,329	74
Residential mortgage	548	6	0	0	548	6
Home equity	604	6	0	0	604	6
Other consumer	277	4	0	0	277	4
Total impaired consumer related loans	1,429	16	0	0	1,429	16
Total impaired loans	$18,429	$90	$18,329	$0	$36,758	$90

Three months ended March 31, 2018
Builder & developer	$2,486	$6	$0	$0	$2,486	$6
Commercial real estate investor	4,552	60	530	0	5,082	60
Residential real estate investor	1,366	12	0	0	1,366	12
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	7,092	100	0	0	7,092	100
Manufacturing	3,752	91	0	0	3,752	91
Agriculture	378	1	0	0	378	1
Other commercial	1,024	15	0	0	1,024	15
Total impaired commercial related loans	20,650	285	530	0	21,180	285
Residential mortgage	261	0	0	0	261	0
Home equity	454	2	0	0	454	2
Other consumer	235	5	0	0	235	5
Total impaired consumer related loans	950	7	0	0	950	7
Total impaired loans	$21,600	$292	$530	$0	$22,130	$292

Past Due and Nonaccrual

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule that shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at March 31, 2019 and December 31, 2018.

			≥ 90 Days
	30-59	60-89	Past Due		Total Past
	Days	Days	and		Due and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Loans
March 31, 2019
Builder & developer	$0	$810	$0	$977	$1,787	$163,344	$165,131
Commercial real estate investor	0	0	1,828	231	2,059	207,075	209,134
Residential real estate investor	958	891	0	4,627	6,476	226,830	233,306
Hotel/Motel	0	0	0	0	0	84,521	84,521
Wholesale & retail	0	0	97	7,176	7,273	104,773	112,046
Manufacturing	0	666	0	1,594	2,260	76,379	78,639
Agriculture	12	0	0	655	667	64,760	65,427
Other	1,052	0	0	8,805	9,857	330,767	340,624
Total commercial related loans	2,022	2,367	1,925	24,065	30,379	1,258,449	1,288,828
Residential mortgage	577	42	65	431	1,115	85,484	86,599
Home equity	318	0	0	597	915	96,448	97,363
Other	435	27	9	282	753	21,419	22,172
Total consumer related loans	1,330	69	74	1,310	2,783	203,351	206,134
Total loans	$3,352	$2,436	$1,999	$25,375	$33,162	$1,461,800	$1,494,962

December 31, 2018
Builder & developer	$159	$547	$43	$774	$1,523	$153,454	$154,977
Commercial real estate investor	0	0	1,828	235	2,063	208,438	210,501
Residential real estate investor	244	812	0	5,059	6,115	225,003	231,118
Hotel/Motel	0	0	0	0	0	77,480	77,480
Wholesale & retail	0	0	97	7,629	7,726	109,554	117,280
Manufacturing	0	0	0	1,724	1,724	78,351	80,075
Agriculture	0	0	0	660	660	64,880	65,540
Other	4,877	0	0	3,450	8,327	334,512	342,839
Total commercial related loans	5,280	1,359	1,968	19,531	28,138	1,251,672	1,279,810
Residential mortgage	0	10	66	583	659	83,318	83,977
Home equity	206	94	0	611	911	97,108	98,019
Other	263	2	94	263	622	23,252	23,874
Total consumer related loans	469	106	160	1,457	2,192	203,678	205,870
Total loans	$5,749	$1,465	$2,128	$20,988	$30,330	$1,455,350	$1,485,680

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

The table below shows loans whose terms have been modified under TDRs during the three months ended March 31, 2019 and 2018. There were no impairment losses recognized on this TDR. There were no defaults during the three months ended March 31, 2019 for TDRs entered into during the previous 12 month period; however one loan is not performing under its modified terms.

Modifications
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Recorded
	of	Recorded	Recorded	Investment
(dollars in thousands)	Contracts	Investments	Investments	at Period End
Three months ended:

March 31, 2019	1	63	63	61

March 31, 2018
None

NOTE 5 – Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the three months ended March 31, 2019 and 2018.

	Allowance for Loan Losses
	January 1, 2019				March 31, 2019
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,835	$0	$0	$132	$2,967
Commercial real estate investor	2,636	0	0	16	2,652
Residential real estate investor	3,945	0	3	62	4,010
Hotel/Motel	732	0	0	67	799
Wholesale & retail	1,813	0	0	(12)	1,801
Manufacturing	1,287	0	0	(21)	1,266
Agriculture	579	0	0	(1)	578
Other commercial	4,063	(46)	0	1,168	5,185
Total commercial related loans	17,890	(46)	3	1,411	19,258
Residential mortgage	126	0	0	6	132
Home equity	265	(20)	1	(51)	195
Other consumer	144	(60)	9	106	199
Total consumer related loans	535	(80)	10	61	526
Unallocated	719	0	0	(422)	297
Total	$19,144	$(126)	$13	$1,050	$20,081

	Allowance for Loan Losses
	January 1, 2018				March 31, 2018
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$3,388	$0	$18	$(429)	$2,977
Commercial real estate investor	3,013	0	0	(225)	2,788
Residential real estate investor	2,505	0	3	31	2,539
Hotel/Motel	637	0	0	122	759
Wholesale & retail	909	0	1	15	925
Manufacturing	592	0	0	(50)	542
Agriculture	431	0	0	18	449
Other commercial	2,643	0	0	72	2,715
Total commercial related loans	14,118	0	22	(446)	13,694
Residential mortgage	108	0	0	6	114
Home equity	217	0	0	(13)	204
Other consumer	66	(48)	3	131	152
Total consumer related loans	391	(48)	3	124	470
Unallocated	2,180	0	0	522	2,702
Total	$16,689	$(48)	$25	$200	$16,866

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for March 31, 2019, December 31, 2018 and March 31, 2018.

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated For	Evaluated For		Evaluated For	Evaluated For
(dollars in thousands)	Impairment	Impairment	Balance	Impairment	Impairment	Balance
March 31, 2019
Builder & developer	$0	$2,967	$2,967	$1,201	$163,930	$165,131
Commercial real estate investor	0	2,652	2,652	2,669	206,465	209,134
Residential real estate investor	1,218	2,792	4,010	4,627	228,679	233,306
Hotel/Motel	0	799	799	0	84,521	84,521
Wholesale & retail	757	1,044	1,801	7,422	104,624	112,046
Manufacturing	539	727	1,266	1,594	77,045	78,639
Agriculture	0	578	578	655	64,772	65,427
Other commercial	2,260	2,925	5,185	8,805	331,819	340,624
Total commercial related	4,774	14,484	19,258	26,973	1,261,855	1,288,828
Residential mortgage	0	132	132	431	86,168	86,599
Home equity	0	195	195	597	96,766	97,363
Other consumer	0	199	199	282	21,890	22,172
Total consumer related	0	526	526	1,310	204,824	206,134
Unallocated	0	297	297	0	0	0
Total	$4,774	$15,307	$20,081	$28,283	$1,466,679	$1,494,962

December 31, 2018
Builder & developer	$51	$2,784	$2,835	$1,185	$153,792	$154,977
Commercial real estate investor	0	2,636	2,636	4,552	205,949	210,501
Residential real estate investor	1,218	2,727	3,945	5,294	225,824	231,118
Hotel/Motel	0	732	732	0	77,480	77,480
Wholesale & retail	757	1,056	1,813	12,829	104,451	117,280
Manufacturing	539	748	1,287	3,026	77,049	80,075
Agriculture	0	579	579	660	64,880	65,540
Other commercial	1,114	2,949	4,063	16,139	326,700	342,839
Total commercial related	3,679	14,211	17,890	43,685	1,236,125	1,279,810
Residential mortgage	0	126	126	665	83,312	83,977
Home equity	0	265	265	611	97,408	98,019
Other consumer	0	144	144	272	23,602	23,874
Total consumer related	0	535	535	1,548	204,322	205,870
Unallocated	0	719	719	0	0	0
Total	$3,679	$15,465	$19,144	$45,233	$1,440,447	$1,485,680

March 31, 2018
Builder & developer	$0	$2,977	$2,977	$2,298	$161,541	$163,839
Commercial real estate investor	0	2,788	2,788	4,520	226,461	230,981
Residential real estate investor	0	2,539	2,539	1,524	221,416	222,940
Hotel/Motel	0	759	759	0	75,074	75,074
Wholesale & retail	0	925	925	6,273	96,400	102,673
Manufacturing	0	542	542	3,664	63,802	67,466
Agriculture	0	449	449	440	62,125	62,565
Other commercial	0	2,715	2,715	1,129	295,174	296,303
Total commercial related	0	13,694	13,694	19,848	1,201,993	1,221,841
Residential mortgage	0	114	114	275	80,551	80,826
Home equity	0	204	204	457	97,189	97,646
Other consumer	0	152	152	233	23,211	23,444
Total consumer related	0	470	470	965	200,951	201,916
Unallocated	0	2,702	2,702	0	0	0
Total	$0	$16,866	$16,866	$20,813	$1,402,944	$1,423,757

Note 6—Deposits

The composition of deposits as of March 31, 2019 and December 31, 2018 is shown below. The aggregate amount of demand deposit overdrafts that were reclassified as loans is $101,000 at March 31, 2019, compared to $116,000 at December 31, 2018.

	March 31,	December 31,
(dollars in thousands)	2019	2018
Noninterest bearing demand	$253,114	$252,777
Interest bearing demand	159,608	156,858
Money market	507,376	535,454
Savings	89,737	85,415
Time deposits less than $100	281,070	271,794
Time deposits $100 to $250	156,193	144,866
Time deposits $250 or more	55,779	48,116
Total deposits	$1,502,877	$1,495,280

Note 7—Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. At March 31, 2019, the balance of securities sold under agreements to repurchase was $6,830,000 compared to $7,022,000 at December 31, 2018. At March 31, 2019 and December 31, 2018, there were no other short-term borrowings.

The following table presents a summary of long-term debt as of March 31, 2019 and December 31, 2018. PeoplesBank’s long-term debt obligations to the FHLBP are fixed rate instruments. Under terms of a blanket collateral agreement with the FHLBP, the obligations are secured by FHLBP stock and PeoplesBank qualifying loan receivables, principally real estate secured loans.

	March 31,	December 31,
(dollars in thousands)	2019	2018
PeoplesBank’s obligations:
Federal Home Loan Bank of Pittsburgh (FHLBP)
Due April 2019, 1.64%	$10,000	10,000
Due June 2019, 1.64%	5,000	5,000
Due June 2019, 2.10%	5,000	5,000
Due December 2019, 1.89%	15,000	15,000
Due March 2020, 1.86%	10,000	10,000
Due June 2020, 1.87%	15,000	15,000
Due June 2020, 2.70%	10,000	10,000
Due June 2021, 2.81%	10,000	10,000
Due June 2021, 2.14%	15,000	15,000
Due May 2022, 2.98%	10,000	10,000
Total FHLBP	105,000	105,000
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 4.63%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 4.33% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Total junior subordinated debt	10,310	10,310
Lease obligations included in long-term debt:
Finance lease liabilities	1,469	0
Total long-term debt	$116,779	$115,310

At March 31, 2019 and December 31, 2018, municipal deposit letters of credit issued by the FHLBP on behalf of PeoplesBank naming applicable municipalities as beneficiaries were $42,000,000. The letters of credit took the place of securities pledged to the municipalities for their deposits maintained at PeoplesBank.

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

Note 8—Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Corporation adopted ASU 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. For the Corporation, Topic 842 affected the accounting treatment for operating lease agreements in which the Corporation is the lessee.

Substantially all of the leases in which the Corporation is the lessee are comprised of real estate property, ATM locations, and office space. Substantially all of our leases are classified as operating leases, and therefore, were previously not recognized on the Corporation’s consolidated statements of condition. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated statements of condition as a right-of-use (“ROU”) asset and a corresponding lease liability. The Corporation has two finance leases for two financial centers.

Leases with an initial term of 12 months or less are not recorded on the consolidated statement of condition. The leases have remaining lease terms of 1 year to 25 years, some of which include options to extend. Upon opening a new financial center, we typically install brand-specific leasehold improvements which are depreciated over the shorter of the useful life or length of the lease. To the extent that the initial lease term of the related lease is less than the useful life of the leasehold improvements and, taking into consideration the dollar amount of the improvements, we conclude that it is reasonably certain that a renewal option will be exercised, the renewal period is included in the lease term, and the related payments are reflected in the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Corporation utilizes its incremental borrowing rate at lease inception, on an amortizing and collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used. For the Corporation’s financing leases, the Corporation utilized its incremental borrowing rate at lease inception.

All of our leases include fixed rental payments. We commonly enter into leases under which the lease payments increase at pre-determined dates based on the change in the consumer price index. While the majority of our leases are gross leases, we also have a number of leases in which we make separate payments to the lessor based on the lessor’s property and casualty insurance cost and the property taxes assessed on the property, as well as a portion of the common area maintenance associated with the property. We have elected the practical expedient not to separate lease and nonlease components for all of our building leases.

The components of lease expense were as follows:

Three Months Ended
(dollars in thousands)	March 31, 2019
Operating lease cost	$188

Finance lease cost:
Amortization of right-of-use assets	$17
Interest on lease liability	13
Total finance lease cost	$30
Total lease cost	$218

Supplemental cash flow information related to leases was as follows:

Three Months Ended
March 31, 2019
Operating cash flows from operating leases	$193
Operating cash flows from financing leases	13
Financing cash flows from financing leases	11
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	0
Finance leases	0

Amounts recognized as right-of-use assets related to finance leases are included in fixed assets in the accompanying statement of financial position, while related lease liabilities are included in long-term debt. Supplemental balance sheet information related to leases was as follows:

March 31,
2019
Assets:
Operating leases right-of-use assets	$2,684
Finance leases assets	1,294
Total lease assets	$3,978

Liabilities:
Operating	$2,864
Financing	1,469
Total lease liabilities	$4,333

Weighted Average Remaining Lease Term (years)
Operating leases	5.0
Finance leases	23.3

Weighted Average Discount Rate
Operating leases	2.97%
Finance leases	3.63%

Future minimum payments for financing leases and operating leases with initial terms of one year or more as of March 31, 2019 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2019	$573	$71
2020	643	99
2021	572	100
2022	425	100
2023	382	100
Thereafter	512	1,767
Total lease payments	3,107	2,237
Less imputed interest	(243)	(768)
Total	$2,864	$1,469

Note 9—Regulatory Matters

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

As of March 31, 2019, the Corporation and PeoplesBank met the minimum requirements of the Basel III framework, and PeoplesBank’s capital ratios exceeded the amount to be considered “well capitalized” as defined in the regulations. The table below provides a comparison of the Corporation’s and PeoplesBank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirement for the periods indicated.

			Minimum for Basel III		Well Capitalized
	Actual		Capital Adequacy (1)		Minimum (2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at March 31, 2019
Capital ratios:
Common equity Tier 1	$180,990	12.16%	$104,158	7.000%	n/a	n/a
Tier 1 risk based	190,990	12.84	126,477	8.500	n/a	n/a
Total risk based	209,608	14.09	156,236	10.500	n/a	n/a
Leverage	190,990	10.58	72,211	4.00	n/a	n/a

at December 31, 2018
Capital ratios:
Common equity Tier 1	$178,656	12.15%	$93,708	6.375%	n/a	n/a
Tier 1 risk based	188,656	12.83	115,757	7.875	n/a	n/a
Total risk based	207,040	14.08	145,155	9.875	n/a	n/a
Leverage	188,656	10.46	72,119	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at March 31, 2019
Capital ratios:
Common equity Tier 1	$187,177	12.61%	$103,913	7.000%	$96,491	6.50%
Tier 1 risk based	187,177	12.61	126,180	8.500	118,758	8.00
Total risk based	205,752	13.86	155,869	10.500	148,447	10.00
Leverage	187,177	10.39	72,071	4.00	90,089	5.00

at December 31, 2018
Capital ratios:
Common equity Tier 1	$184,420	12.58%	$93,466	6.375%	$95,298	6.50%
Tier 1 risk based	184,420	12.58	115,457	7.875	117,290	8.00
Total risk based	202,757	13.83	144,780	9.875	146,613	10.00
Leverage	184,420	10.25	71,968	4.00	89,960	5.00

(1) Minimum Basel III capital adequacy requirements in order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. Minimum amounts and ratios as of March 31, 2019 include the full phase in of the capital conservation buffer of 2.5 percent required by the Basel III framework. At December 31, 2018, the minimum amounts and ratios included the third year phase in of the capital conservation buffer of 1.875 percent required by the Basel III framework. The conservation buffer is to be phased in over a four year period beginning January 1, 2016, with the full 2.5 percent required as of January 1, 2019.

(2) To be “well capitalized” under the prompt corrective action provisions in the Basel III framework. “Well capitalized” applies to PeoplesBank only.

Note 10—Shareholders’ Equity

Stock Dividend

Periodically, the Corporation distributes stock dividends on its common stock. The Corporation distributed 5 percent stock dividends on December 11, 2018 and December 12, 2017, which resulted in the issuance of 447,092 and 422,439 additional shares, respectively.

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

Note 12—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a client to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to clients.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $22,773,000 of standby letters of credit outstanding on March 31, 2019, compared to $23,737,000 on December 31, 2018. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of March 31, 2019 and December 31, 2018, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
March 31, 2019
Securities available-for-sale:
U.S. Treasury notes	$19,284	$19,284	$0	$0
U.S. agency	15,379	0	15,379	0
U.S. agency mortgage-backed, residential	81,267	0	81,267	0
State and municipal	33,238	0	33,238	0

December 31, 2018
Securities available-for-sale:
U.S. Treasury notes	$19,003	$19,003	$0	$0
U.S. agency	15,063	0	15,063	0
U.S. agency mortgage-backed, residential	74,555	0	74,555	0
State and municipal	40,972	0	40,972	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans

Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At March 31, 2019, the fair value of impaired loans with a valuation allowance or partial charge-off was $15,402,000, net of valuation allowances of $4,774,000 and partial charge-offs of $134,000. At December 31, 2018 the fair value of impaired loans with a valuation allowance or charge-off was $13,297,000, net of valuation allowances of $3,679,000 and charge-offs of $134,000.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based on an independent third-party appraisal of the property or occasionally on a recent sales offer. At March 31, 2019 and December 31, 2018, there were no foreclosed real estate assets with a valuation allowance or write-down.

		Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
(dollars in thousands)	Total	Identical Assets	Observable Inputs	Inputs
March 31, 2019
Impaired loans	$15,402	$0	$0	$15,402

December 31, 2018
Impaired loans	$13,297	$0	$0	$13,297

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(dollars in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range	Weighted Average
March 31, 2019
Impaired loans	$7,944	Appraisal (1)	Appraisal adjustments (2)	15% - 50%	42%
Impaired loans	7,458	Business asset valuation (3)	Business asset valuation adjustments (4)	10% - 52%	48%

December 31, 2018
Impaired loans	$5,257	Appraisal (1)	Appraisal adjustments (2)	15% - 50%	39%
Impaired loans	8,040	Business asset valuation (3)	Business asset valuation adjustments (4)	10% - 53%	51%

(1)	Fair value is generally determined through independent appraisals, which generally include various level 3 inputs that are not identifiable.
(2)	Appraisal amounts may be adjusted downward by the Corporation’s management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expense adjustments are presented as a percent of the appraisal.
(3)	Fair value is generally determined through customer-provided financial statements.
(4)	Business asset valuation may be adjusted downward by the corporation’s management qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses adjustments are presented as a percent of the financial statement book value.

The following presents the carrying amounts and estimated fair values of the Corporation’s financial instruments as of March 31, 2019 and December 31, 2018.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices	Significant	Significant
			in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
(dollars in thousands)	Amount	Fair Value	Identical Assets	Inputs	Inputs
March 31, 2019
Financial assets
Cash and cash equivalents	$94,285	$94,285	$94,285	$0	$0
Securities available-for-sale	149,168	149,168	19,284	129,884	0
Restricted investment in bank stocks	5,322	5,322	0	5,322	0
Loans held for sale	4,778	4,978	0	4,978	0
Loans, net	1,474,881	1,452,023	0	0	1,452,023
Interest receivable	5,182	5,182	0	5,182	0
Mortgage servicing rights	922	1,002	0	0	1,002

Financial liabilities
Deposits	$1,502,877	$1,490,098	$0	$1,490,098	$0
Short-term borrowings	6,830	6,830	0	6,830	0
Long-term debt (1)	115,310	117,245	0	109,336	7,909
Interest payable	978	978	0	978	0

Off-balance sheet instruments	0	0	0	0	0

December 31, 2018
Financial assets
Cash and cash equivalents	$96,782	$96,782	$96,782	$0	$0
Securities available-for-sale	149,593	149,593	19,003	130,590	0
Restricted investment in bank stocks	5,922	5,922	0	5,922	0
Loans held for sale	4,127	4,302	0	4,302	0
Loans, net	1,466,536	1,437,415	0	0	1,437,415
Interest receivable	5,552	5,552	0	5,552	0
Mortgage servicing rights	925	1,052	0	0	1,052

Financial liabilities
Deposits	$1,495,280	$1,479,997	$0	$1,479,997	$0
Short-term borrowings	7,022	7,022	0	7,022	0
Long-term debt	115,310	112,406	0	104,332	8,074
Interest payable	836	836	0	836	0

Off-balance sheet instruments	0	0	0	0	0

(1) Exclude leases included in Long-term debt

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

Gross amounts Not Offset in
		Gross	Net Amounts	the Statements of Condition
	Gross	Amounts	of Liabilities	Financial Instruments
	Amounts of	Offset in the	Presented in	U.S. agency		Cash
	Recognized	Statements	the Statements	mortgage-backed,		Collateral	Net
(dollars in thousands)	Liabilities	of Condition	of Condition	residential	U.S. agency	Pledged	Amount
March 31, 2019
Repurchase Agreements	$6,830	$0	$6,830	$(7,988)	$0	$0	$(1,158)

December 31, 2018
Repurchase Agreements	$7,022	$0	$7,022	$(8,981)	$0	$0	$(1,959)

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

Critical Accounting Policies

The Corporation’s critical accounting policies, as summarized in Note 1—Summary of Significant Accounting Policies, include those related to the allowance for loan losses, valuation of foreclosed real estate, evaluation of other-than-temporary impairment of securities, and determination of acquisition-related goodwill and fair value adjustments, which require management to make significant judgments, estimates and assumptions that have a material impact on the carrying value of the respective assets and liabilities. For this Form 10-Q, there were no material changes made to the Corporation’s critical accounting policies, which are more fully disclosed in Item 7 of the Corporation’s previously filed Annual Report on Form 10-K for the year ended December 31, 2018.

Three Months Ended March 31, 2019 vs. Three Months Ended March 31, 2018

Financial Highlights

The Corporation’s net income (earnings) was $4,091,000 for the quarter ended March 31, 2019, as compared to $4,083,000 for the quarter ended March 31, 2018, an increase of $8,000 or 0.2 percent.

●	Net interest income for the first quarter of 2019 increased $186,000 or 1 percent above the same period in 2018, primarily due to increased interest income from a higher volume of commercial loans at a higher rate of interest, offset by higher rates of interest on demand and time deposits in the first quarter of 2019 as compared to the first quarter of 2018.

●	The Corporation’s net interest margin (tax-equivalent basis) for the first quarter of 2019 was 3.69 percent, compared to 3.89 percent for the first quarter of 2018. The net interest margin contraction was a result of a temporary increase in balance sheet liquidity, a flat yield curve and an increase in loans classified as nonaccrual.

●	The provision for loan losses was $1,050,000 for the first quarter of 2019, an $850,000 increase as compared to a provision of $200,000 for the first quarter of 2018. The increased provision in the first quarter of 2019 was primarily attributed to approximately $1.1 million of specific loan loss reserves established during the quarter, provision related to net loan growth during the quarter, net charge-offs of $113,000 and the net impact of adjustments made to certain qualitative factors and the unallocated reserve. The allowance as a percentage of total loans was 1.34 percent at March 31, 2019 as compared to 1.29 percent at December 31, 2018 and 1.18 percent at March 31, 2018.

●	Noninterest income for the first quarter of 2019 increased $6,000 or 0 percent compared to the first quarter of 2018. Income from bank owned life insurance increased due to the purchase of additional insurance. The increase was offset by a decrease in the gain on sale of loans held for sale, primarily the result of the inability to sell the SBA guaranteed portion of loans due to the government shut-down in the first quarter of 2019.

●	Noninterest expenses in the first quarter of 2019 were $696,000 or 5 percent lower than the first quarter of 2018. Lower personnel costs and charitable donations accounted for a majority of the decrease. The decrease was partially offset by an increase in occupancy expense.

●	The provision for income taxes for the first quarter of 2019 increased by $30,000 or 3 percent as compared to the first quarter of 2018 as a result of the slightly higher income before taxes in the first quarter 2019 as compared to the first quarter 2018.

The schedule below presents selected performance metrics for the first quarter of both 2019 and 2018. Per share computations include the effect of stock dividends, including the 5 percent stock dividend distributed in the fourth quarter of 2018.

	Three months ended
	March 31,
	2019	2018
Basic earnings per share	$0.43	$0.44
Diluted earnings per share	$0.43	$0.43
Cash dividend payout ratio	36.96%	33.81%
Return on average assets	0.91%	0.97%
Return on average equity	9.04%	9.87%
Net interest margin (tax equivalent basis)	3.69%	3.89%
Net overhead ratio	2.07%	2.38%
Efficiency ratio	66.35%	70.76%
Average equity to average assets	10.02%	9.80%

A more detailed analysis of the factors and trends affecting the Corporation’s earnings and financial position follows.

Income Statement Analysis

Net Interest Income

Unless otherwise noted, this section discusses interest income and interest expense amounts as reported in the Consolidated Statements of Income, which are not presented on a tax equivalent basis.

Net interest income for the quarter ended March 31, 2019 was $15,531,000, an increase of $186,000 or 1 percent compared to net interest income of $15,345,000 for the first quarter of 2018. The increase was primarily attributable to a higher volume of commercial loans at a higher rate of interest, offset by higher rates of interest on demand and time deposits. The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 3.69 percent for the first quarter of 2019 compared to the 3.89 percent for the first quarter of 2018.

Total interest income for the first quarter of 2019 totaled $20,876,000, an increase of $2,283,000 or 12 percent above the amount of total interest income for the first quarter of 2018. The change was primarily a result of a higher volume and rate on commercial loans and interest bearing deposits with banks.

Interest and dividend income on investments increased $34,000 or 4 percent in the first quarter of 2019 compared to the same period in 2018. The average balance of the investment securities portfolio decreased $8,419,000 or 5 percent when comparing the first quarter of 2019 to the same period in 2018. The tax-equivalent yield on investments for the first quarter of 2019 was 2.75 percent or 18 basis points higher than the 2.57 percent experienced in the first quarter of 2018.

Interest income on loans increased $2,013,000 or 12 percent in the first quarter of 2019 compared to the same period in 2018. The average balance of outstanding loans, primarily commercial loans, increased approximately $88,992,000 or 6 percent comparing the first quarter of 2019 to the same period in 2018. The increased volume of commercial loans and higher rates on the loan portfolio were the primary drivers to the increase in interest income on loans. The tax-equivalent yield on loans for the first quarter 2019 was 5.28 percent or 25 basis points more than the 5.03 percent experienced in the first quarter of 2018.

Total interest expense for the first quarter of 2019 was $5,345,000, an increase of $2,097,000 or 65 percent as compared to total interest expense of $3,248,000 for the first quarter of 2018. The change was primarily the result of an increase in the volume and cost of deposits.

Interest expense on deposits increased $1,988,000 or 76 percent in the first quarter of 2019 compared to the same period in 2018. The average rate paid on interest-bearing deposits was 1.51 percent in the first quarter of 2019 or 58 basis points higher than the average rate paid of 0.93 percent in the first quarter of 2018. The average balance of interest-bearing deposits for the first quarter of 2019 increased by $99,687,000 or 9 percent compared to the first quarter of 2018. Also, the Corporation experienced favorable growth in noninterest-bearing deposits, with the average volume for the first quarter of 2019 increasing 5 percent to $244,847,000 as compared to $233,702,000 for the first quarter of 2018.

For the first quarter of 2019 interest expense on borrowings increased $109,000 or 18 percent compared to the first quarter of 2018. Short-term borrowings consisting of repurchase agreements and other short-term borrowings averaged $6,434,000 for the first quarter of 2019, compared to an average balance of $10,055,000 for the first quarter of 2018. The rate on average short-term borrowings for the first quarter of 2019 was 0.57 percent, a decrease as compared to a rate of 0.61 percent for the first quarter of 2018. Long-term debt, primarily from the Federal Home Loan Bank of Pittsburgh (FHLBP), averaged $119,759,000 for the first quarter of 2019 and $126,866,000 for the first quarter of 2018. For the first quarter of 2019, the rate on average long-term borrowings was 2.42 percent, an increase as compared to a rate of 1.92 percent for the first quarter of 2018.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended March 31,
		2019			2018
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$60,397	$362	2.43%	$32,981	$126	1.55%
Investment securities:
Taxable	118,751	795	2.72	114,407	689	2.44
Tax-exempt	36,673	259	2.86	49,436	350	2.87
Total investment securities	155,424	1,054	2.75	163,843	1,039	2.57

Loans:
Taxable (1)	1,490,231	19,425	5.29	1,394,739	17,374	5.05
Tax-exempt	10,730	106	4.01	17,230	155	3.65
Total loans	1,500,961	19,531	5.28	1,411,969	17,529	5.03
Total earning assets	1,716,782	20,947	4.95	1,608,793	18,694	4.71
Other assets (2)	89,249			79,512
Total assets	$1,806,031			$1,688,305
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$682,155	$2,384	1.42%	$609,055	$1,087	0.72%
Savings	86,644	21	0.10	87,794	22	0.10
Time	473,212	2,215	1.90	445,475	1,523	1.39
Total interest bearing deposits	1,242,011	4,620	1.51	1,142,324	2,632	0.93
Short-term borrowings	6,434	9	0.57	10,055	15	0.61
Long-term debt	119,759	716	2.42	126,866	601	1.92
Total interest bearing liabilities	1,368,204	5,345	1.58	1,279,245	3,248	1.03

Noninterest bearing deposits	244,847			233,702
Other liabilities	11,960			9,812
Shareholders’ equity	181,020			165,546

Total liabilities and shareholders’ equity	$1,806,031			$1,688,305
Net interest income (tax equivalent basis)		$15,602			$15,446
Net interest margin (3)			3.69%			3.89%
Tax equivalent adjustment		(71)			(101)
Net interest income		$15,531			$15,345

(1)	Average balance includes average nonaccrual loans of $21,237,000 for 2019 and $4,310,000 for 2018.

Interest includes net loan fees of $512,000 for 2019 and $783,000 for 2018.

(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.
(3)	Net interest income (tax equivalent basis) annualized as a percentage of average earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended
	March 31,
	2019 vs. 2018
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$105	$131	$236
Investment securities:
Taxable	9	97	106
Tax-exempt	(90)	(1)	(91)
Loans:
Taxable	775	1,276	2,051
Tax-exempt	(59)	10	(49)
Total interest income	740	1,513	2,253
Interest Expense
Deposits:
Interest bearing demand	163	1,134	1,297
Savings	(1)	0	(1)
Time	94	598	692
Short-term borrowings	(5)	(1)	(6)
Long-term debt	(31)	146	115
Total interest expense	220	1,877	2,097
Net interest income (tax equivalent basis)	$520	$(364)	$156

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

The provision for loan losses is an expense charged to earnings to cover the estimated losses attributable to uncollected loans. The provision reflects management’s judgment of an appropriate level for the allowance for loan losses. The provision for loan losses was $1,050,000 for the first quarter of 2019, an $850,000 increase as compared to a provision of $200,000 for the first quarter of 2018. The provision in the first quarter of 2019 was primarily due to approximately $1.1 million of specific loan loss reserves assigned during the quarter, provision related to net loan growth during the quarter, net charge-offs of $113,000 and the net impact of adjustments made to certain qualitative factors and the unallocated reserve. The provision for both periods supported adequate allowance for loan loss coverage considering several factors, including the Corporation’s continued commercial loan growth. The allowance as a percentage of total loans was 1.34 percent at March 31, 2019, as compared to 1.29 percent at December 31, 2018 and 1.18 percent at March 31, 2018.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 53.

Noninterest Income

The following table presents the components of total noninterest income for the first quarter of 2019, compared to the first quarter of 2018.

Table 3 - Noninterest income

	Three months ended		Change
	March 31,		Increase (Decrease)
(dollars in thousands)	2019	2018	$	%

Trust and investment services fees	$840	$790	$50	6%
Income from mutual fund, annuity and insurance sales	235	314	(79)	(25)
Service charges on deposit accounts	1,158	1,103	55	5
Income from bank owned life insurance	367	241	126	52
Other income	409	326	83	25
Gain on sales of loans held for sale	218	443	(225)	(51)
Loss on sales of securities	(4)	0	(4)	*nm
Total noninterest income	$3,223	$3,217	$6	0%

*nm – not meaningful

The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The $50,000 or 6 percent increase in trust and investment services fees is due to the growth of new business.

Income from mutual fund, annuity and insurance sales—The $79,000 or 25 percent decrease in income from mutual fund, annuity and insurance sales is due to $75,000 in non-recurring revenue in the first quarter of 2018.

Service charges on deposits accounts—The $55,000 or 5 percent increase in service charges on deposit accounts is due to the higher volume of demand deposit accounts subject to fees and debit card transactions.

Income from bank owned life insurance—The $126,000 or 52 percent increase in income from bank owned life insurance is due to a $6.6 million purchase of bank owned life insurance during the first quarter 2019.

Other income—The $83,000 or 25 percent increase in other income is due to higher loan related income such as mortgage and SBA loan servicing income, letter of credit fees and miscellaneous client based service charges such as gift card and credit card merchant fees.

Gain on sales of loans held for sale—The $225,000 or 51 percent decrease in gain on sales of loans is due to the sale of a lower volume of the guaranteed portion of SBA loans to the secondary market as a result of the government shutdown during the first quarter 2019.

Noninterest Expense

The following table presents the components of total noninterest expense for the first quarter of 2019, compared to the first quarter of 2018.

Table 4 - Noninterest expense

	Three months ended		Change
	March 31,		Increase (Decrease)
(dollars in thousands)	2019	2018	$	%

Personnel	$7,706	$7,812	$(106)	(1)%
Occupancy of premises, net	963	871	92	11
Furniture and equipment	772	814	(42)	(5)
Postage, stationery and supplies	184	172	12	7
Professional and legal	109	180	(71)	(39)
Marketing	349	408	(59)	(14)
FDIC insurance	237	168	69	41
Debit card processing	323	288	35	12
Charitable donations	845	1,509	(664)	(44)
Telecommunications	126	237	(111)	(47)
External data processing	556	447	109	24
Foreclosed real estate including provision for losses	87	9	78	867
Other	304	342	(38)	(11)
Total noninterest expense	$12,561	$13,257	$(696)	(5)%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $106,000 or 1 percent decrease in personnel expense is largely due to employee turnover in the first quarter of 2019.

Occupancy of premises, net—The $92,000 or 11 percent increase in occupancy of premises is primarily due to higher depreciation expense on buildings and improvements and higher maintenance and repair costs.

Furniture and equipment—The $42,000 or 5 percent decrease in furniture and equipment is primarily due to a reduction in software licenses and maintenance costs in the first quarter of 2019 as compared to the first quarter of 2018.

Professional and legal—The $71,000 or 39 percent decrease in professional and legal expenses is attributed to a decrease in legal and consulting fees during the quarter as compared to the prior period.

Marketing—The $59,000 or 14 percent decrease in marketing expenses is attributed to a decrease in advertising costs during the quarter as compared to the prior period.

FDIC insurance—The $69,000 or 41 percent increase in FDIC insurance expenses is attributed to an increase in the bank’s overall asset growth, which is the primary driver of the premium, as compared to the prior period.

Charitable donations—The $664,000 or 44 percent decrease in charitable donations is primarily attributed to a decrease in donations in the first quarter 2019 to the PeoplesBank Charitable foundation, which was newly formed in the first quarter 2018.

Telecommunications—The $111,000 or 47 percent decrease is due to a change in network providers which provide a higher level of service for a lower cost.

External data processing—The $109,000 or 24 percent increase in external data processing expenses reflects increased reliance on outsourcing transaction processing to specialized vendors, which is typically performed on such vendors’ hosted and secure websites. Transaction volumes in both accounts and transactions year over year due to business expansion resulted in higher costs. The Corporation continues to expand and enhance electronic banking services provided to our clients which contributed to the increase in the expense.

Foreclosed real estate including provision for losses—The $78,000 or 867 percent increase in foreclosed real estate including provision for losses is attributed to a corresponding increase in foreclosed real estate and expenses associated with those assets in the first quarter of 2019.

Other—The $38,000 or 11 percent decrease in other expenses, which is comprised of many underlying expenses, is primarily due to other miscellaneous loan expense.

Provision for Income Taxes

The provision for income taxes for the first quarter of 2019 was $1,052,000, an increase of $30,000 or 3 percent as compared to the first quarter of 2018. The increase is attributed to the slightly higher net income for the first quarter of 2019 compared to the first quarter of 2018.

Balance Sheet Review

Interest Bearing Deposits with Banks

On March 31, 2019, interest bearing deposits with banks totaled $73,835,000, an increase of $4,732,000 or 7 percent, compared to the level at year-end 2018. The increase is primarily the result of the growth in client deposits and selective redeployment of investment security proceeds.

Investment Securities (Available-for-Sale)

The Corporation’s entire investment securities portfolio is classified available-for-sale, and is comprised primarily of interest-earning debt securities. The overall composition of the Corporation’s investment securities portfolio is provided in Note 2—Securities. On March 31, 2019, the fair value of investment securities available-for-sale totaled $149,168,000, which represented a decrease of $425,000 as compared to the fair value of investment securities at year-end 2018. Principal reductions from investment maturities, mortgage-backed security payments, and sales exceeded new investments during the first three months of 2019.

Loans

On March 31, 2019, total loans, net of deferred fees, were $1.49 billion, which was $9,282,000 or 1 percent higher than the level at year-end 2018. This change in volume was due primarily to an increase in commercial loans, particularly within the builder and developer sector and the hotel/motel sector, which reflected continued commercial loan demand in our markets. Commercial loans within the commercial real estate investor, residential real estate investor and builder & developer sectors each represented more than 10 percent of the total portfolio. The composition of the Corporation’s loan portfolio is provided in Note 4—Loans.

Deposits

Deposits are the Corporation’s principal source of funding for earning assets. On March 31, 2019, deposits totaled $1.50 billion, which reflected a $7,597,000 or 1 percent increase compared to the level at year-end 2018. Of the increase in total deposits, $337,000 is attributable to noninterest bearing deposits and $7,260,000 related to growth in interest bearing deposits. The composition of the Corporation’s total deposit portfolio is provided in Note 6—Deposits.

Short-term Borrowings

Short-term borrowings, which consist of securities sold under agreements to repurchase (repurchase agreements), federal funds purchased, and other short-term borrowings, totaled $6,830,000 at March 31, 2019, which reflected a $192,000 or 3 percent decrease compared to the level at year-end 2018.

Long-term Debt

The Corporation uses long-term borrowings as a secondary funding source for asset growth and to manage interest rate risk. On March 31, 2019, long-term debt totaled $116,779,000 compared to $115,310,000 at year-end 2018. The $1,469,000 increase is due to the financing lease liability established January 1, 2019 upon adoption of ASC 842. A listing of outstanding long-term debt obligations is provided in Note 7—Short-Term Borrowings and Long-Term Debt. The composition of the Corporation’s leases is provided in Note 8—Leases.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion and acquisitions, dividend policy and distributions, and regulatory mandates. The Corporation’s total shareholders’ equity was approximately $182,807,000 on March 31, 2019, an increase of approximately $4,061,000 or 2 percent, compared to the level at year-end 2018.

Cash Dividends on Stock

The Corporation has historically paid cash dividends on its stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other relevant factors. As recently announced, the Board of Directors declared a quarterly cash dividend of $0.16 per share on April 9, 2019, payable on May 14, 2019, to shareholders of record at the close of business on April 23, 2019. This cash dividend follows the $0.16 cash dividend distributed in February 2019.

Capital Adequacy

The Corporation and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. The regulatory capital measures for the Corporation and PeoplesBank as of March 31, 2019 and the minimum capital ratios established by regulators are set forth in Note 8—Regulatory Matters to the financial statements. We believe that both Codorus Valley and PeoplesBank were well capitalized on March 31, 2019.

Our capital adequacy as of March 31, 2019, reflects updated regulatory capital guidelines from the Board of Governors of the Federal Reserve System finalized rule which implemented the Basel III regulatory capital framework, and which became effective for the Corporation and PeoplesBank on January 1, 2015. Under the revised regulatory capital framework, minimum requirements increased both the quantity and quality of capital held by banking organizations. Additionally, a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5 percent and a common equity Tier 1 conservation buffer of risk-weighted assets applies to all supervised financial institutions. The rule also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent for all banks. The new rule also increases the risk weights for past-due loans, certain commercial real estate loans and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

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

Under the new rule as effective through the three months ending March 31, 2019, the Corporation and PeoplesBank had no regulatory dividend restrictions and remained well capitalized by all regulatory capital measures (see Note 9—Regulatory Matters to the financial statements). The Corporation plans to manage its capital adequacy to ensure continued compliance with the new capital rules.

Risk Management

Credit Risk Management

Credit risk represents the possibility that a loan client, counterparty or issuer may not perform in accordance with contractual terms, posing one of the most significant risks of loss to the Corporation. Accordingly, the Corporation emphasizes the management of credit risk, and has established a lending policy which management believes is sound given the nature and scope of our operations. The Credit Risk Management section included in Item 7 of the Corporation’s previously filed Annual Report on Form 10-K for the year ended December 31, 2018, provides a more detailed overview of the Corporation’s credit risk management process.

Nonperforming Assets

Nonperforming assets, as shown in the table below, are asset categories that pose the greatest risk of loss. The level of nonperforming assets at March 31, 2019 has increased by approximately $4,258,000 or 17 percent when compared to year-end 2018. The increase is the result of a net increase in nonaccrual loans.

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

The paragraphs and table below address significant changes in the nonperforming asset categories as of March 31, 2019 compared to December 31, 2018.

Table 5 - Nonperforming Assets

	March 31,	December 31,
(dollars in thousands)	2019	2018

Nonaccrual loans	$24,400	$20,058
Nonaccrual loans, troubled debt restructurings	975	930
Accruing loans 90 days or more past due	1,999	2,128
Total nonperforming loans	27,374	23,116
Foreclosed real estate, net of allowance	1,755	1,755
Total nonperforming assets	$29,129	$24,871
Accruing troubled debt restructurings	$2,908	$3,098

Total period-end loans, net of deferred fees	$1,494,962	$1,485,680
Allowance for loan losses (ALL)	$20,081	$19,144
ALL as a % of total period-end loans	1.34%	1.29%
Net charge-offs year-to-date, annualized as a % of average total loans	0.03%	0.02%
ALL as a % of nonperforming loans	73.36%	82.81%
Nonperforming loans as a % of total period-end loans	1.83%	1.56%
Nonperforming assets as a % of total period-end loans and net foreclosed real estate	1.95%	1.67%
Nonperforming assets as a % of total period-end assets	1.60%	1.38%
Nonperforming assets as a % of total period-end shareholders’ equity	15.93%	13.91%

Nonperforming loans

Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due. We generally place a loan on nonaccrual status and cease accruing interest income (i.e., recognize interest income on a cash basis, as long as the loan is sufficiently collateralized) when loan payment performance is unsatisfactory and the loan is past due 90 days or more. A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all of the principal and interest amounts contractually due are current for at least six consecutive payments and future payments are reasonably assured. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. As of March 31, 2019, the nonperforming loan portfolio balance totaled $27,374,000, compared to $23,116,000 at year-end 2018. During the quarter, loans totaling $6,431,000 were transferred to nonaccrual status, offset by the transfer of loans out of nonaccrual status and payments to loans in nonaccrual status totaling approximately $2,173,000, resulting in the net increase of $4,258,000. For both periods, the nonperforming portfolio balance was comprised primarily of collateralized commercial loans.

Foreclosed Real Estate

Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank and is included in the Other Assets category on the Corporation’s balance sheet. The carrying amount of foreclosed real estate as of March 31, 2019, net of allowance, totaled $1,755,000, which was unchanged from year-end 2018.

Troubled Debt Restructurings

Troubled debt restructurings pertain to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. As of March 31, 2019, the accruing troubled debt restructuring portfolio balance totaled $2,908,000, compared to $3,098,000 at year-end 2018. The $190,000 decrease was the result of principal repayments of $253,000, offset by a modification to one loan with a principal balance of $63,000 during the first quarter of 2019.

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

The following table presents an analysis of the activity in the allowance for loan losses for the three months ended March 31, 2019 and 2018:

Table 6 - Analysis of Allowance for Loan Losses

(dollars in thousands)	2019	2018
Balance-January 1,	$19,144	$16,689

Provision charged to operating expense	1,050	200

Loans charged off:
Commercial, financial and agricultural	46	0
Consumer and home equity	80	48
Total loans charged off	126	48
Recoveries:
Commercial, financial and agricultural	3	4
Real estate - construction and land development	0	18
Consumer and home equity	10	3
Total recoveries	13	25
Net charge-offs	113	23
Balance-March 31,	$20,081	$16,866

Ratios:
Annualized net charge-offs as a % of average total loans	0.03%	0.01%
Allowance for loan losses as a % of total period-end loans	1.34%	1.18%
Allowance for loan losses as a % of nonperforming loans	73.36%	300.42%

The provision for loan losses increased $850,000 from March 31, 2018 to March 31, 2019. The increase in the provision for the first quarter of 2019 was primarily attributed to approximately $1.1 million of specific loan loss reserves established during the first quarter of 2019, provision related to net loan growth during the quarter, net charge-offs of $113,000 and the net impact of adjustments made to certain qualitative factors and the unallocated reserve. The provision for both periods supported adequate allowance for loan loss coverage considering several factors, including the Corporation’s growth in commercial loans.

Net charge-offs for the first three months of 2019 were $113,000 compared to $23,000 for the same period of 2018. During the first three months of 2019, there were $126,000 of charge-offs as compared to $48,000 during the same period in 2018. The risks and uncertainties associated with weak economic and business conditions, or the erosion of real estate values may adversely affect our borrowers’ ability to service their loans, causing significant fluctuations in the level of charge-offs and provision expense from one period to another. The allowance as a percentage of total loans was 1.34 percent at March 31, 2019, as compared to 1.29 percent at December 31, 2018 and 1.18 percent at March 31, 2018. The unallocated portion of the allowance was $297,000 or 1 percent of the total allowance as of March 31, 2019, as compared to $719,000 or 4 percent of the total allowance as of December 31, 2018.

Liquidity Risk Management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan clients, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, adequate liquidity provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are funds received from client loan payments, investment maturities and cash inflows from mortgage-backed securities, and the net proceeds of asset sales. The primary sources of liability liquidity are deposit growth, and funds obtained from short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At March 31, 2019, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $25,799,000 and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $390,486,000. The Corporation’s loan-to-deposit ratio was approximately 98 percent as of March 31, 2019, 99 percent as of December 31, 2018 and 101 percent as of March 31, 2018.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on March 31, 2019, totaled $461,431,000 and consisted of $377,444,000 in unfunded commitments under existing loan facilities, $61,214,000 to grant new loans and $22,773,000 in letters of credit. Generally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

On February 8, 2019, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve Board, and the FDIC published for comment a proposed rule to implement the provisions of Section 201 of the Regulatory Relief Act. Under the proposal, a qualifying community banking organization would be defined as a deposit institution or depository institution holding company with less than $10 billion in assets and specified limited amounts of off-balance sheet exposures, trading assets and liabilities, mortgage servicing assets, and certain temporary difference deferred tax assets. A qualifying community banking organization would be permitted to elect the CBLR framework if its CBLR is greater than 9%. The proposed rulemaking also addresses opting in and opting out of the CBLR framework by a community banking organization, the treatment of a community banking organization that falls below the CBLR requirements and the effect of various CBLR levels for purposes of the prompt corrective action categories applicable to insured depository institutions. Advanced approaches banking organizations (generally, institutions with $250 billion or more in consolidated assets) are not eligible to use the CBLR framework.

The Corporation continues to analyze the changes implemented by the Regulatory Relief Act, including the CBLR framework included in the recently proposed rulemaking. The Corporation does not believe, however, that such changes will materially impact the Corporation’s business, operations, or financial results.

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

Simulation of net interest income is performed for the next twelve-month period. A variety of interest rate scenarios are used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of net interest income is used primarily to measure the Corporation’s short-term earnings exposure to rate movements. A “shock” is an immediate upward or downward movement of interest rates. The shocks do not take into account changes in client behavior that could result in changes to mix and/or volumes in the balance sheet, nor do they account for competitive pricing over the forward 12-month period. The Corporation applies these interest rate “shocks” to its financial instruments up and down 100, 200, 300, and 400 basis points. A 400 basis point decrease in interest rates cannot be simulated at this time due to the historically low interest rate environment.

The following table summarizes the expected impact of interest rate shocks on net interest income as well as the Corporation’s policy limits at each level. All scenarios with the exception of a decrease of 100 basis points were within policy limits at March 31, 2019. The -100 scenario is expected to return to within policy limit during 2019.

Change in Interest Rates	Annual Change in Net	% Change in Net	% Change
(basis points)	Interest Income (in thousands)	Interest Income	Policy Limit
+100	$3,270	5.04%	(5.00)%
-100	$(3,561)	(5.49)%	(5.00)%

+200	$6,527	10.06%	(15.00)%
-200	$(6,813)	(10.50)%	(15.00)%

+300	$9,762	15.04%	(25.00)%
-300	$(10,051)	(15.49)	(25.00)%

+400	$13,108	20.20%	(35.00)%

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Treasurer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive and Chief Financial Officers concluded that, as of March 31, 2019, the Corporation’s disclosure controls and procedures were effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in the Corporation’s internal control over financial reporting that occurred during the three months ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed in Item 1A – Risk Factors – in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation relies on its subsidiary PeoplesBank, A Codorus Valley Company, for dividend distributions, which are subject to restrictions as reported in Note 9—Regulatory Matters of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018.

The Corporation has a Share Repurchase Program (Program), which was authorized in 1995, and has been periodically amended, to permit the purchase of up to a maximum of 4.9 percent of the outstanding shares of the Corporation’s common stock at a price per share no greater than 200 percent of the latest quarterly published book value. On February 13, 2018, the Corporation cancelled the prior Program and authorized a new Share Repurchase Program (2018 Program), to permit the purchase of up to a maximum of 4.9 percent of the outstanding shares of the Corporation’s common stock at a price per share no greater than 150 percent of the latest quarterly published book value. For the three month period ended March 31, 2019 the Corporation had not acquired any of its common stock under the current repurchase program. No shares were repurchased in 2018 under the 2018 Program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

This Item 4 is not applicable to the Corporation.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit

Number        Description of Exhibit

3.1	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for June 30, 2018, filed with the Commission on August 6, 2018)

3.2	Amended By-laws (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 12, 2016)

10.1	Supplemental Executive Retirement Plan by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Diane Baker, dated January 29, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2019)*

10.2	Bank Contribution Deferred Compensation Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Craig L. Kauffman, dated February 21, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 27, 2019)*

10.3	Elective Deferred Compensation Plan, dated February 21, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 27, 2019)*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101	Financial statements from the Quarterly Report on Form 10-Q of Codorus Valley Bancorp, Inc. for the quarter ended March 31, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholder’s Equity, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

*Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Codorus Valley Bancorp, Inc.
(Registrant)

May 8, 2019	/s/ Larry J. Miller
Date	Larry J. Miller
Chairman, President
and Chief Executive Officer
(Principal Executive Officer)

May 8, 2019	/s/ Larry D. Pickett
Date	Larry D. Pickett, CPA
Treasurer
(Principal Financial and Accounting Officer)