Form 10-Q
period 2019-06-30
CODORUS VALLEY BANCORP INC
filed 2019-08-05
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On July 25, 2019, 9,413,333 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.

Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
(dollars in thousands, except per share data)	2019	2018
Assets
Interest bearing deposits with banks	$106,510	$69,103
Cash and due from banks	20,070	27,679
Total cash and cash equivalents	126,580	96,782
Securities, available-for-sale	153,914	149,593
Restricted investment in bank stocks, at cost	4,551	5,922
Loans held for sale	8,631	4,127
Loans (net of deferred fees of $3,552 - 2019 and $3,722 - 2018)	1,473,878	1,485,680
Less-allowance for loan losses	(21,174)	(19,144)
Net loans	1,452,704	1,466,536
Premises and equipment, net	26,977	24,724
Operating leases right-of-use assets	2,563	0
Goodwill	2,301	2,301
Other assets	64,134	57,495
Total assets	$1,842,355	$1,807,480

Liabilities
Deposits
Noninterest bearing	$264,297	$252,777
Interest bearing	1,268,798	1,242,503
Total deposits	1,533,095	1,495,280
Short-term borrowings	9,986	7,022
Long-term debt	96,769	115,310
Operating leases liabilities	2,742	0
Other liabilities	12,243	11,122
Total liabilities	1,654,835	1,628,734

Shareholders’ equity
Preferred stock, par value $2.50 per share;
1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, par value $2.50 per share; 30,000,000 shares authorized;
shares issued: 9,461,918 at June 30, 2019 and 9,451,547 at December 31, 2018; and shares outstanding: 9,437,233 at June 30, 2019 and 9,451,547 at December 31, 2018	23,655	23,629
Additional paid-in capital	134,943	134,506
Retained earnings	28,563	22,837
Accumulated other comprehensive income (loss)	892	(2,226)
Treasury stock, at cost; 24,685 shares at June 30, 2019	(533)	0
Total shareholders’ equity	187,520	178,746
Total liabilities and shareholders’ equity	$1,842,355	$1,807,480

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Income

Unaudited

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Interest income
Loans, including fees	$19,974	$18,646	$39,484	$36,143
Investment securities:
Taxable	744	568	1,420	1,134
Tax-exempt	171	275	380	556
Dividends	88	95	207	218
Other	558	250	920	376
Total interest income	21,535	19,834	42,411	38,427

Interest expense
Deposits	4,616	3,070	9,236	5,702
Federal funds purchased and other short-term borrowings	11	18	20	33
Long-term debt	665	667	1,381	1,268
Total interest expense	5,292	3,755	10,637	7,003
Net interest income	16,243	16,079	31,774	31,424
Provision for loan losses	1,200	300	2,250	500
Net interest income after provision for loan losses	15,043	15,779	29,524	30,924

Noninterest income
Trust and investment services fees	881	781	1,721	1,571
Income from mutual fund, annuity and insurance sales	296	237	531	551
Service charges on deposit accounts	1,208	1,195	2,366	2,298
Income from bank owned life insurance	292	241	659	482
Other income	645	531	1,054	857
Gain on sales of loans held for sale	319	558	537	1,001
Gain (loss) on sales of securities	1	0	(3)	0
Total noninterest income	3,642	3,543	6,865	6,760

Noninterest expense
Personnel	7,391	6,884	15,097	14,696
Occupancy of premises, net	900	825	1,863	1,696
Furniture and equipment	775	747	1,547	1,561
Postage, stationery and supplies	175	192	359	364
Professional and legal	222	143	331	323
Marketing	374	419	723	827
FDIC insurance	223	136	460	304
Debit card processing	317	296	640	584
Charitable donations	134	164	979	1,673
Telecommunications	130	144	256	381
External data processing	616	537	1,172	984
Foreclosed real estate including provision for losses	47	11	134	20
Other	1,200	1,125	1,504	1,467
Total noninterest expense	12,504	11,623	25,065	24,880
Income before income taxes	6,181	7,699	11,324	12,804
Provision for income taxes	1,322	1,645	2,374	2,667
Net income	$4,859	$6,054	$8,950	$10,137
Net income per share, basic	$0.51	$0.65	$0.95	$1.08
Net income per share, diluted	$0.51	$0.64	$0.94	$1.07

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Comprehensive Income

Unaudited

	Three months ended
	June 30,
(dollars in thousands)	2019	2018
Net income	$4,859	$6,054
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding gains (losses) arising during the period
(net of tax expense (benefit) of $457 and $(110), respectively)	1,720	(412)
Reclassification adjustment for gains included in net income
(net of tax benefit of $0 and $0, respectively) (a) (b)	(1)	0
Net unrealized gains (losses)	1,719	(412)
Comprehensive income	$6,578	$5,642

	Six months ended
	June 30,
(dollars in thousands)	2019	2018
Net income	$8,950	$10,137
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding gains (losses) arising during the period
(net of tax expense (benefit) of $828 and ($585), respectively)	3,116	(2,200)
Reclassification adjustment for losses included in net income
(net of tax benefit of $1 and $0, respectively) (a) (b)	2	0
Net unrealized gains (losses)	3,118	(2,200)
Comprehensive income	$12,068	$7,937

(a)	Amounts are included in net gain on sales of securities on the Consolidated Statements of Income within noninterest income.

(b)	Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Cash Flows

Unaudited

	Six months ended
	June 30,
(dollars in thousands)	2019	2018
Cash flows from operating activities
Net income	$8,950	$10,137
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	1,309	1,183
Net amortization of premiums on securities	132	234
Amortization of deferred loan origination fees and costs	(630)	(916)
Amortization of operating lease right of use assets	334	0
Provision for loan losses	2,250	500
Increase in bank owned life insurance	(659)	(482)
Originations of mortgage loans held for sale	(16,807)	(20,064)
Originations of SBA loans held for sale	(5,430)	(8,546)
Proceeds from sales of mortgage loans held for sale	15,835	20,390
Proceeds from sales of SBA loans held for sale	2,311	7,948
Gain on sales of mortgage loans held for sale	(355)	(485)
Gain on sales of SBA loans held for sale	(182)	(516)
Gain on disposal of premises and equipment	(15)	(11)
Loss on sales of securities, available-for-sale	3	0
Loss on sales of foreclosed real estate	3	1
Stock-based compensation	253	332
Decrease in interest receivable	334	96
(Increase) decrease in other assets	(476)	441
Increase in interest payable	47	125
Increase in other liabilities	1,087	3,506
Net cash provided by operating activities	8,294	13,873
Cash flows from investing activities
Purchases of securities, available-for-sale	(21,669)	(6,578)
Maturities, repayments and calls of securities, available-for-sale	11,386	12,053
Sales of securities, available-for-sale	9,777	0
Net decrease (increase) in restricted investment in bank stock	1,371	(211)
Net decrease (increase) in loans made to customers	12,212	(65,350)
Purchases of premises and equipment	(2,270)	(1,075)
Investment in bank owned life insurance	(6,600)	0
Proceeds from sales of foreclosed real estate	16	114
Net cash provided by (used in) investing activities	4,223	(61,047)
Cash flows from financing activities
Net (decrease) increase in demand and savings deposits	(18,729)	50,277
Net increase in time deposits	56,544	8,040
Net increase (decrease) increase in short-term borrowings	2,964	(7,531)
Proceeds from issuance of long-term debt	0	30,000
Repayment of long-term debt	(20,000)	(25,000)
Cash dividends paid to shareholders	(3,025)	(2,764)
Treasury stock reissued	88	0
Treasury stock purchased	(762)	0
Issuance of stock	201	649
Net cash provided by financing activities	17,281	53,671
Net increase in cash and cash equivalents	29,798	6,497
Cash and cash equivalents at beginning of year	96,782	79,524
Cash and cash equivalents at end of period	$126,580	$86,021

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Unaudited

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Stock	Capital	Earnings	(Loss) Income	Stock	Total

Balance, January 1, 2019	$0	$23,629	$134,506	$22,837	$(2,226)	$0	$178,746
Net income				4,091			4,091
Other comprehensive income, net of tax					1,399		1,399
Cash dividends ($0.160 per share)				(1,512)			(1,512)
Adoption of ASC topic 842 (leases)				(199)			(199)
Stock-based compensation			135				135
Forfeiture of restricted stock and withheld shares			2			(4)	(2)
Issuance and reissuance of stock:
6,646 shares under the dividend reinvestment and stock purchase plan		17	132				149

Balance, March 31, 2019	$0	$23,646	$134,775	$25,217	$(827)	$(4)	$182,807

Balance, April 1, 2019	$0	$23,646	$134,775	$25,217	$(827)	$(4)	$182,807
Net income				4,859			4,859
Other comprehensive income, net of tax					1,719		1,719
Cash dividends ($0.160 per share)				(1,513)			(1,513)
Stock-based compensation			118				118
Forfeiture of restricted stock and withheld shares			5			(5)	0
Repurchased stock - 35,600 shares						(762)	(762)
Issuance and reissuance of stock:
6,605 shares under the dividend reinvestment and stock purchase plan		9	128			9	146
4,221 shares under the stock option plan			(69)			88	19
6,694 shares under employee stock purchase plan			(14)			141	127

Balance, June 30, 2019	$0	$23,655	$134,943	$28,563	$892	$(533)	$187,520

Balance, January 1, 2018	$0	$22,265	$120,052	$22,860	$(958)	$0	$164,219
Net income				4,083			4,083
Other comprehensive loss, net of tax					(1,788)		(1,788)
Cash dividends ($0.148 per share, adjusted)				(1,381)			(1,381)
Stock-based compensation			230				230
Forfeiture of restricted stock and withheld shares						(63)	(63)
Issuance and reissuance of stock:
5,518 shares under the dividend reinvestment and stock purchase plan		9	76			57	142
13,736 shares under the stock option plan		34	205				239
1,816 shares of stock-based compensation awards		4	(4)				0

Balance, March 31, 2018	$0	$22,312	$120,559	$25,562	$(2,746)	$(6)	$165,681

Balance, April 1, 2018	$0	$22,312	$120,559	$25,562	$(2,746)	$(6)	$165,681
Net income				6,054			6,054
Other comprehensive loss, net of tax					(412)		(412)
Cash dividends ($0.148 per share, adjusted)				(1,383)			(1,383)
Stock-based compensation			102				102
Forfeiture of restricted stock			5			(7)	(2)
Issuance and reissuance of stock:
4,585 shares under the dividend reinvestment and stock purchase plan		11	122				133
11,624 shares under the stock option plan		28	45			9	82
5,125 shares under employee stock purchase plan		9	105			4	118

Balance, June 30, 2018	$0	$22,360	$120,938	$30,233	$(3,158)	$0	$170,373

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

Codorus Valley Bancorp, Inc. (“Corporation” or “Codorus Valley”) is a one-bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (“PeoplesBank” or “Bank”). PeoplesBank operates three wholly-owned subsidiaries as of June 30, 2019. Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, which sells nondeposit investment products in Pennsylvania; SYC Settlement Services, Inc., which provides real estate settlement services and Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, which sells nondeposit investment products in Maryland. In addition, PeoplesBank may periodically create nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending the liquidation of these properties. PeoplesBank operates under a state charter and is subject to regulation by the Pennsylvania Department of Banking and Securities, and the Federal Deposit Insurance Corporation. The Corporation is subject to regulation by the Federal Reserve Board and the Pennsylvania Department of Banking and Securities.

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and a wholly-owned nonbank subsidiary, SYC Realty Company, Inc. SYC Realty was inactive during the period ended June 30, 2019. The accounts of CVB Statutory Trust No. 1 and No. 2 are not included in the consolidated financial statements as discussed in Note 7—Short-Term Borrowings and Long-Term Debt. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

These consolidated statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018.

The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of June 30, 2019 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

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

An allowance for loan losses is established for an impaired commercial loan if its carrying value exceeds its estimated fair value. For commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals of the underlying collateral. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the most recent appraisal and the condition of the property. Appraisals are generally discounted to provide for selling costs and other factors to determine an estimate of the net realizable value of the property. For commercial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging or equipment appraisals or invoices. Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets. In instances when specific consumer related loans become impaired, they may be partially or fully charged off, which eliminates the need for a specific allowance.

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

Banking regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to the Corporation. Based on an analysis of the loan portfolio, the Corporation believes that the level of the allowance for loan losses at June 30, 2019 is adequate.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in-substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, obtained from an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a write-down. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At June 30, 2019 there was $1,711,000 of foreclosed real estate, none of which was residential real estate. Included within loans receivable as of June 30, 2019 was a recorded investment of $255,000 of consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

Mortgage Servicing Rights

The mortgage servicing rights (MSRs) associated with the sold loans are included in other assets on the consolidated balance sheets at an amount equal to the estimated fair value of the contractual rights to service the mortgage loans. The MSR asset is amortized as a reduction to servicing income. The MSR asset is evaluated periodically for impairment and carried at the lower of amortized cost or fair value. A third party calculates fair value by discounting the estimated cash flows from servicing income using a rate consistent with the risk associated with these assets and an expected life commensurate with the expected life of the underlying loans. In the event that the amortized cost of the MSR asset exceeds the fair value of the asset, a valuation allowance would be established through a charge against servicing income. Subsequent fair value evaluations may determine that impairment has been reduced or eliminated, in which case the valuation allowance would be reduced through a credit to earnings. At June 30, 2019, the balance of residential mortgage loans serviced for third parties was $109,822,000 compared to $98,852,000 at December 31, 2018.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018
Amortized cost:
Balance at beginning of period	$922	$715	$925	$672
Originations of mortgage servicing rights	74	125	124	193
Amortization expense	(47)	(32)	(83)	(57)
Valuation allowance	(44)	0	(61)	0
Balance at end of period	$905	$808	$905	$808

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

At June 30, 2019, the Corporation does not have any indicators of potential impairment of either goodwill or core deposit intangibles.

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

Other noninterest income – The Corporation evaluated individual components of other noninterest income, such as credit card merchant fees, credit and gift card fees and ATM fees. Debit card income is primarily comprised of interchange fees earned whenever the Corporation’s debit cards are processed through payment networks, such as Visa. Credit and gift card income is realized through a third party provider who issues cards as private label in the Corporation’s name. ATM fees are primarily generated when a non-Corporation cardholder uses a Corporation ATM. The income is primarily comprised as a percentage of interchange fees earned whenever the issuer’s card is processed through card payment networks, such as Visa or Pulse. Merchant services income is realized through a third party service provider who is contracted by the Corporation under a referral arrangement. Such fees represent fees charged to merchants to process their debit card transactions. The Corporation’s performance obligation for these fees are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received within a one to three day lag or in the following month.

Per Share Data

All per share computations include the effect of stock dividends distributed. The computation of net income per share is provided in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net income	$4,859	$6,054	$8,950	$10,137

Weighted average shares outstanding (basic)	9,454	8,932	9,454	8,923
Effect of dilutive stock options	62	103	64	92
Weighted average shares outstanding (diluted)	9,516	9,035	9,518	9,015

Basic earnings per share	$0.51	$0.65	$0.95	$1.08
Diluted earnings per share	$0.51	$0.64	$0.94	$1.07

Anti-dilutive stock options excluded from the computation of earnings per share	30	14	30	14

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

Supplemental cash flow information is provided in the table below.

	Six months ended
	June 30,
(dollars in thousands)	2019	2018
Cash paid during the period for:
Income taxes	$2,450	$900
Interest	$10,590	$6,878

Noncash investing and financing activities:
Transfer of loans to foreclosed real estate	$0	$92
Initial recognition of financing lease right-of-use assets	$1,358	$0
Initial recognition of financing lease liabilities	$1,480	$0
Initial recognition of operating lease right-of-use assets	$2,958	$0
Initial recognition of operating lease liabilities	$3,035	$0
Increase in other liabilities for purchase of securities settling after quarter end	$0	$4,369

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). This standard adds a new Topic 326 which requires companies to measure and record impairment on financial instruments at the time of origination using the expected credit loss (CECL) model. The CECL model calculates impairment based on historical experience, current conditions, and reasonable and supportable forecasts, and reflects the organization’s current estimate of all expected credit losses over the contractual term of its financial assets. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. In July 2019, the FASB voted to propose a deferral of the effective date for smaller reporting companies (SRC), as defined by the SEC. If approved, the Corporation would consider the options of early adoption or delaying its implementation. In the meantime, the Corporation is continuing its existing implementation plan, having established a Corporation-wide implementation team, selected a vendor partner and model. The team is in the process of finalizing the development and documenting of the processes, controls, policies and disclosure requirements in preparation for performing a full parallel run. The Corporation expects the provisions of ASU No. 2016-13 to impact the Corporation’s consolidated financial statements, in particular, the level of the reserve for credit losses. The Corporation is continuing to evaluate the extent of the potential impact and expects that portfolio composition and economic conditions at the time of adoption will be a factor.

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

Note 2-Securities

A summary of securities available-for-sale at June 30, 2019 and December 31, 2018 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof and investments in the obligations of states and municipalities. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At June 30, 2019, while 87 percent of the fair value of the municipal bond portfolio was concentrated in the Commonwealth of Pennsylvania, the portfolio was intentionally distributed to limit exposure with the largest issuer at $2.3 million.

	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2019
Debt securities:
U.S. Treasury notes	$19,796	$115	$(174)	$19,737
U.S. agency	16,000	0	(249)	15,751
U.S. agency mortgage-backed, residential	88,678	1,286	(96)	89,868
State and municipal	28,310	252	(4)	28,558
Total debt securities	$152,784	$1,653	$(523)	$153,914
December 31, 2018
Debt securities:
U.S. Treasury notes	$19,780	$29	$(806)	$19,003
U.S. agency	16,000	0	(937)	15,063
U.S. agency mortgage-backed, residential	75,446	102	(993)	74,555
State and municipal	41,184	85	(297)	40,972
Total debt securities	$152,410	$216	$(3,033)	$149,593

The amortized cost and estimated fair value of debt securities at June 30, 2019 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$2,678	$2,684
Due after one year through five years	99,880	100,501
Due after five years through ten years	44,667	44,787
Due after ten years	5,559	5,942
Total debt securities	$152,784	$153,914

Gross realized gains and losses on sales of securities available-for-sale are shown below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018
Realized gains	$11	$0	$14	$0
Realized losses	(10)	0	(17)	0
Net gains (losses)	$1	$0	$(3)	$0

Investment securities having a carrying value of $133,668,000 and $123,088,000 on June 30, 2019 and December 31, 2018, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at June 30, 2019 and December 31, 2018.

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
June 30, 2019
Debt securities:
U.S. Treasury notes	0	$0	$0	2	$9,801	$(174)	2	$9,801	$(174)
U.S. agency	0	0	0	4	15,751	(249)	4	15,751	(249)
U.S. agency mortgage-backed, residential	7	9,031	(21)	6	6,655	(75)	13	15,686	(96)
State and municipal	0	0	0	3	1,171	(4)	3	1,171	(4)
Total temporarily impaired debt securities, available-for-sale	7	$9,031	$(21)	15	$33,378	$(502)	22	$42,409	$(523)
December 31, 2018
Debt securities:
U.S. Treasury notes	0	$0	$0	3	$13,980	$(806)	3	$13,980	$(806)
U.S. agency	0	0	0	4	15,063	(937)	4	15,063	(937)
U.S. agency mortgage-backed, residential	8	4,878	(14)	39	51,137	(979)	47	56,015	(993)
State and municipal	15	6,707	(11)	36	20,287	(286)	51	26,994	(297)
Total temporarily impaired debt securities, available-for-sale	23	$11,585	$(25)	82	$100,467	$(3,008)	105	$112,052	$(3,033)

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

The Corporation believes that unrealized losses at June 30, 2019 were primarily the result of changes in market interest rates and that the Corporation has the ability to hold these investments for a time necessary to recover the amortized cost. Through June 30, 2019 the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

Note 3—Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of June 30, 2019 and December 31, 2018, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLBP”) and, to a lesser degree, Atlantic Community Bancshares, Inc. (“ACBI”), the parent company of Atlantic Community Bankers Bank (“ACBB”). Under the FHLBP’s Capital Plan member banks, including PeoplesBank, are required to maintain a minimum stock investment. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the periods ended June 30, 2019 and 2018. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended June 30, 2019 and 2018.

Note 4—Loans

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at June 30, 2019 and December 31, 2018. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance. Those industries representing the largest dollar investment and most risk are listed separately. The “Other” commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

	June 30,	% Total	December 31,	% Total
(dollars in thousands)	2019	Loans	2018	Loans
Builder & developer	$153,983	10.4	$154,977	10.4
Commercial real estate investor	204,581	13.9	210,501	14.2
Residential real estate investor	230,162	15.6	231,118	15.6
Hotel/Motel	80,788	5.5	77,480	5.2
Wholesale & retail	111,724	7.6	117,280	7.9
Manufacturing	89,657	6.1	80,075	5.4
Agriculture	64,367	4.4	65,540	4.4
Other	331,527	22.4	342,839	23.0
Total commercial related loans	1,266,789	85.9	1,279,810	86.1
Residential mortgages	87,849	6.0	83,977	5.7
Home equity	97,303	6.6	98,019	6.6
Other	21,937	1.5	23,874	1.6
Total consumer related loans	207,089	14.1	205,870	13.9
Total loans	$1,473,878	100.0	$1,485,680	100.0

Loan Risk Ratings

The Corporation’s internal risk rating system follows regulatory guidance as to risk classifications and definitions. Every approved loan is assigned a risk rating. Generally, risk ratings for commercial related loans and residential mortgages held for investment are determined by a formal evaluation of risk factors performed by the Corporation’s underwriting staff. For consumer loans, and commercial loans up to $500,000, the Corporation uses third-party credit scoring software models for risk rating purposes. The loan portfolio is monitored on a continuous basis by loan officers, loan review personnel and senior management. Adjustments of loan risk ratings are generally performed by the Special Asset Committee (the ‘Committee’), which includes senior management. The Committee, which typically meets at least quarterly, makes changes, as appropriate, to risk ratings when it becomes aware of credit events such as payment delinquency, cessation of a business or project, bankruptcy or death of the borrower, or changes in collateral value. In addition to review by the Committee, existing loans are monitored by the primary loan officer and loan review to determine if any changes, upward or downward, in risk ratings are appropriate. Primary loan officers and loan review may downgrade existing loans, except to non-accrual status. Only the Committee, Executive Chairman or President/CEO may upgrade a loan that is classified.

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

The table below presents a summary of loan risk ratings by loan class at June 30, 2019 and December 31, 2018.

(dollars in thousands)	Pass	Special Mention	Substandard	Nonaccrual	Total
June 30, 2019
Builder & developer	$150,034	$2,711	$270	$968	$153,983
Commercial real estate investor	198,144	3,817	2,390	230	204,581
Residential real estate investor	218,832	6,448	218	4,664	230,162
Hotel/Motel	80,788	0	0	0	80,788
Wholesale & retail	91,593	8,628	4,271	7,232	111,724
Manufacturing	78,897	8,260	1,155	1,345	89,657
Agriculture	60,718	750	2,251	648	64,367
Other	298,163	10,722	13,985	8,657	331,527
Total commercial related loans	1,177,169	41,336	24,540	23,744	1,266,789
Residential mortgage	87,231	422	75	121	87,849
Home equity	96,709	63	0	531	97,303
Other	21,670	0	7	260	21,937
Total consumer related loans	205,610	485	82	912	207,089
Total loans	$1,382,779	$41,821	$24,622	$24,656	$1,473,878

December 31, 2018
Builder & developer	$152,188	$1,604	$411	$774	$154,977
Commercial real estate investor	204,141	1,808	4,317	235	210,501
Residential real estate investor	222,227	3,597	235	5,059	231,118
Hotel/Motel	77,480	0	0	0	77,480
Wholesale & retail	94,726	9,973	4,952	7,629	117,280
Manufacturing	72,058	4,991	1,302	1,724	80,075
Agriculture	61,636	3,244	0	660	65,540
Other	318,940	7,760	12,689	3,450	342,839
Total commercial related loans	1,203,396	32,977	23,906	19,531	1,279,810
Residential mortgage	83,305	7	82	583	83,977
Home equity	97,395	13	0	611	98,019
Other	23,601	1	9	263	23,874
Total consumer related loans	204,301	21	91	1,457	205,870
Total loans	$1,407,697	$32,998	$23,997	$20,988	$1,485,680

Impaired Loans

The table below presents a summary of impaired loans at June 30, 2019 and December 31, 2018. As of June 30, 2019, generally, impaired loans are all loans risk rated nonaccrual or classified as troubled debt restructuring. As of December 31, 2018, generally, impaired loans are certain loans risk rated substandard and all loans risk rated nonaccrual or classified as troubled debt restructurings. An allowance is established for individual loans that are commercial related where the Corporation has doubt as to full recovery of the outstanding principal balance. Typically, impaired consumer related loans are partially or fully charged-off eliminating the need for specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for payments collected on a non-cash basis and charge-offs.

	With No Allowance		With A Related Allowance			Total
	Recorded	Unpaid	Recorded	Unpaid	Related	Recorded	Unpaid
(dollars in thousands)	Investment	Principal	Investment	Principal	Allowance	Investment	Principal
June 30, 2019
Builder & developer	$1,192	$1,347	$0	$0	$0	$1,192	$1,347
Commercial real estate investor	2,620	2,620	0	0	0	2,620	2,620
Residential real estate investor	403	407	4,261	4,338	1,218	4,664	4,745
Hotel/Motel	0	0	0	0	0	0	0
Wholesale & retail	244	244	7,232	7,571	2,461	7,476	7,815
Manufacturing	15	15	1,330	1,400	539	1,345	1,415
Agriculture	648	652	0	0	0	648	652
Other commercial	1,948	1,954	6,709	6,738	2,383	8,657	8,692
Total impaired commercial related loans	7,070	7,239	19,532	20,047	6,601	26,602	27,286
Residential mortgage	121	121	0	0	0	121	121
Home equity	531	531	0	0	0	531	531
Other consumer	260	262	0	0	0	260	262
Total impaired consumer related loans	912	914	0	0	0	912	914
Total impaired loans	$7,982	$8,153	$19,532	$20,047	$6,601	$27,514	$28,200

December 31, 2018
Builder & developer	$1,047	$1,318	$138	$138	$51	$1,185	$1,456
Commercial real estate investor	4,552	4,552	0	0	0	4,552	4,552
Residential real estate investor	909	909	4,385	4,385	1,218	5,294	5,294
Hotel/Motel	0	0	0	0	0	0	0
Wholesale & retail	5,200	5,200	7,629	7,629	757	12,829	12,829
Manufacturing	1,320	1,320	1,706	1,706	539	3,026	3,026
Agriculture	660	660	0	0	0	660	660
Other commercial	13,245	13,245	2,894	2,894	1,114	16,139	16,139
Total impaired commercial related loans	26,933	27,204	16,752	16,752	3,679	43,685	43,956
Residential mortgage	665	689	0	0	0	665	689
Home equity	611	611	0	0	0	611	611
Other consumer	272	272	0	0	0	272	272
Total impaired consumer related loans	1,548	1,572	0	0	0	1,548	1,572
Total impaired loans	$28,481	$28,776	$16,752	$16,752	$3,679	$45,233	$45,528

The table below presents a summary of average impaired loans and related interest income that was included in net income for the three and six months ended June 30, 2019 and 2018.

	With No Related Allowance		With A Related Allowance		Total
	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income	Investment	Income
Three months ended June 30, 2019
Builder & developer	$1,196	$14	$0	$0	$1,196	$14
Commercial real estate investor	2,644	34	0	0	2,644	34
Residential real estate investor	362	6	4,283	0	4,645	6
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	245	3	7,204	0	7,449	3
Manufacturing	16	4	1,454	0	1,470	4
Agriculture	652	20	0	0	652	20
Other commercial	1,953	0	6,778	0	8,731	0
Total impaired commercial related loans	7,068	81	19,719	0	26,787	81
Residential mortgage	276	3	0	0	276	3
Home equity	564	5	0	0	564	5
Other consumer	271	5	0	0	271	5
Total impaired consumer related loans	1,111	13	0	0	1,111	13
Total impaired loans	$8,179	$94	$19,719	$0	$27,898	$94

Three months ended June 30, 2018
Builder & developer	$2,291	$5	$0	$0	$2,291	$5
Commercial real estate investor	5,817	78	0	0	5,817	78
Residential real estate investor	1,582	10	0	0	1,582	10
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	6,501	90	0	0	6,501	90
Manufacturing	3,557	92	0	0	3,557	92
Agriculture	367	0	0	0	367	0
Other commercial	1,045	16	0	0	1,045	16
Total impaired commercial related loans	21,160	291	0	0	21,160	291
Residential mortgage	257	1	0	0	257	1
Home equity	511	18	0	0	511	18
Other consumer	229	8	0	0	229	8
Total impaired consumer related loans	997	27	0	0	997	27
Total impaired loans	$22,157	$318	$0	$0	$22,157	$318

	With No Related Allowance		With A Related Allowance		Total
	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income	Investment	Income
Six months ended June 30, 2019
Builder & developer	$1,147	$28	$45	$0	$1,192	$28
Commercial real estate investor	3,280	68	0	0	3,280	68
Residential real estate investor	544	11	4,318	0	4,862	11
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	1,897	6	7,346	0	9,243	6
Manufacturing	451	9	1,538	0	1,989	9
Agriculture	654	33	0	0	654	33
Other commercial	5,717	0	5,483	0	11,200	0
Total impaired commercial related loans	13,690	155	18,730	0	32,420	155
Residential mortgage	406	9	0	0	406	9
Home equity	579	11	0	0	579	11
Other consumer	271	9	0	0	271	9
Total impaired consumer related loans	1,256	29	0	0	1,256	29
Total impaired loans	$14,946	$184	$18,730	$0	$33,676	$184

Six months ended June 30, 2018
Builder & developer	$2,418	$11	$0	$0	$2,418	$11
Commercial real estate investor	5,406	142	0	0	5,406	142
Residential real estate investor	1,458	25	0	0	1,458	25
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	6,972	190	0	0	6,972	190
Manufacturing	3,652	183	0	0	3,652	183
Agriculture	350	1	0	0	350	1
Other commercial	1,002	31	0	0	1,002	31
Total impaired commercial related loans	21,258	583	0	0	21,258	583
Residential mortgage	253	1	0	0	253	1
Home equity	491	22	0	0	491	22
Other consumer	231	18	0	0	231	18
Total impaired consumer related loans	975	41	0	0	975	41
Total impaired loans	$22,233	$624	$0	$0	$22,233	$624

Past Due and Nonaccrual

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule that shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at June 30, 2019 and December 31, 2018.

			≥ 90 Days
	30-59	60-89	Past Due		Total Past
	Days	Days	and		Due and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Loans
June 30, 2019
Builder & developer	$177	$0	$147	$968	$1,292	$152,691	$153,983
Commercial real estate investor	0	0	0	230	230	204,351	204,581
Residential real estate investor	393	0	114	4,664	5,171	224,991	230,162
Hotel/Motel	0	0	0	0	0	80,788	80,788
Wholesale & retail	1,828	0	88	7,232	9,148	102,576	111,724
Manufacturing	438	0	0	1,345	1,783	87,874	89,657
Agriculture	96	1,336	0	648	2,080	62,287	64,367
Other	8,946	932	50	8,657	18,585	312,942	331,527
Total commercial related loans	11,878	2,268	399	23,744	38,289	1,228,500	1,266,789
Residential mortgage	214	18	105	121	458	87,391	87,849
Home equity	173	69	0	531	773	96,530	97,303
Other	347	16	7	260	630	21,307	21,937
Total consumer related loans	734	103	112	912	1,861	205,228	207,089
Total loans	$12,612	$2,371	$511	$24,656	$40,150	$1,433,728	$1,473,878

December 31, 2018
Builder & developer	$159	$547	$43	$774	$1,523	$153,454	$154,977
Commercial real estate investor	0	0	1,828	235	2,063	208,438	210,501
Residential real estate investor	244	812	0	5,059	6,115	225,003	231,118
Hotel/Motel	0	0	0	0	0	77,480	77,480
Wholesale & retail	0	0	97	7,629	7,726	109,554	117,280
Manufacturing	0	0	0	1,724	1,724	78,351	80,075
Agriculture	0	0	0	660	660	64,880	65,540
Other	4,877	0	0	3,450	8,327	334,512	342,839
Total commercial related loans	5,280	1,359	1,968	19,531	28,138	1,251,672	1,279,810
Residential mortgage	0	10	66	583	659	83,318	83,977
Home equity	206	94	0	611	911	97,108	98,019
Other	263	2	94	263	622	23,252	23,874
Total consumer related loans	469	106	160	1,457	2,192	203,678	205,870
Total loans	$5,749	$1,465	$2,128	$20,988	$30,330	$1,455,350	$1,485,680

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

The table below shows loans whose terms have been modified under TDRs during the three and six months ended June 30, 2019 and 2018. There were no impairment losses recognized on these TDRs. There were no defaults during the six months ended June 30, 2019 for TDRs entered into during the previous 12 month period.

	Modifications
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Recorded
	of	Recorded	Recorded	Investment
(dollars in thousands)	Contracts	Investments	Investments	at Period End
Three months ended:

June 30, 2019
None

June 30, 2018
Commercial related loans accruing	1	$150	$150	$139

Six months ended:

June 30, 2019
Commercial related loans accruing	1	$63	$63	$59

June 30, 2018
Commercial related loans accruing	1	$150	$150	$139

NOTE 5 – Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the three and six months ended June 30, 2019 and 2018.

	Allowance for Loan Losses
	April 1, 2019				June 30, 2019
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,967	$0	$0	$(259)	$2,708
Commercial real estate investor	2,652	0	0	(84)	2,568
Residential real estate investor	4,010	0	3	(125)	3,888
Hotel/Motel	799	0	0	(53)	746
Wholesale & retail	1,801	0	0	1,681	3,482
Manufacturing	1,266	0	0	89	1,355
Agriculture	578	0	0	(22)	556
Other commercial	5,185	0	0	(40)	5,145
Total commercial related loans	19,258	0	3	1,187	20,448
Residential mortgage	132	0	0	5	137
Home equity	195	(97)	1	173	272
Other consumer	199	(30)	16	(25)	160
Total consumer related loans	526	(127)	17	153	569
Unallocated	297	0	0	(140)	157
Total	$20,081	$(127)	$20	$1,200	$21,174

	Allowance for Loan Losses
	April 1, 2018				June 30, 2018
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,977	$0	$0	$(78)	$2,899
Commercial real estate investor	2,788	0	0	(93)	2,695
Residential real estate investor	2,539	(1)	71	(185)	2,424
Hotel/Motel	759	0	0	5	764
Wholesale & retail	925	0	1	12	938
Manufacturing	542	0	0	103	645
Agriculture	449	0	0	22	471
Other commercial	2,715	0	0	240	2,955
Total commercial related loans	13,694	(1)	72	26	13,791
Residential mortgage	114	(10)	1	9	114
Home equity	204	0	0	(1)	203
Other consumer	152	(88)	7	121	192
Total consumer related loans	470	(98)	8	129	509
Unallocated	2,702	0	0	145	2,847
Total	$16,866	$(99)	$80	$300	$17,147

	Allowance for Loan Losses
	January 1, 2019				June 30, 2019
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,835	$0	$0	$(127)	$2,708
Commercial real estate investor	2,636	0	0	(68)	2,568
Residential real estate investor	3,945	0	6	(63)	3,888
Hotel/Motel	732	0	0	14	746
Wholesale & retail	1,813	0	0	1,669	3,482
Manufacturing	1,287	0	0	68	1,355
Agriculture	579	0	0	(23)	556
Other commercial	4,063	(46)	0	1,128	5,145
Total commercial related loans	17,890	(46)	6	2,598	20,448
Residential mortgage	126	0	0	11	137
Home equity	265	(117)	2	122	272
Other consumer	144	(90)	25	81	160
Total consumer related loans	535	(207)	27	214	569
Unallocated	719	0	0	(562)	157
Total	$19,144	$(253)	$33	$2,250	$21,174

	Allowance for Loan Losses
	January 1, 2018				June 30, 2018
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$3,388	$0	$18	$(507)	$2,899
Commercial real estate investor	3,013	0	0	(318)	2,695
Residential real estate investor	2,505	(1)	74	(154)	2,424
Hotel/Motel	637	0	0	127	764
Wholesale & retail	909	0	2	27	938
Manufacturing	592	0	0	53	645
Agriculture	431	0	0	40	471
Other commercial	2,643	0	0	312	2,955
Total commercial related loans	14,118	(1)	94	(420)	13,791
Residential mortgage	108	(10)	1	15	114
Home equity	217	0	0	(14)	203
Other consumer	66	(136)	10	252	192
Total consumer related loans	391	(146)	11	253	509
Unallocated	2,180	0	0	667	2,847
Total	$16,689	$(147)	$105	$500	$17,147

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for June 30, 2019, December 31, 2018 and June 30, 2018.

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated For	Evaluated For		Evaluated For	Evaluated For
(dollars in thousands)	Impairment	Impairment	Balance	Impairment	Impairment	Balance
June 30, 2019
Builder & developer	$0	$2,708	$2,708	$1,192	$152,791	$153,983
Commercial real estate investor	0	2,568	2,568	2,620	201,961	204,581
Residential real estate investor	1,218	2,670	3,888	4,664	225,498	230,162
Hotel/Motel	0	746	746	0	80,788	80,788
Wholesale & retail	2,461	1,021	3,482	7,476	104,248	111,724
Manufacturing	539	816	1,355	1,345	88,312	89,657
Agriculture	0	556	556	648	63,719	64,367
Other commercial	2,383	2,762	5,145	8,657	322,870	331,527
Total commercial related	6,601	13,847	20,448	26,602	1,240,187	1,266,789
Residential mortgage	0	137	137	121	87,728	87,849
Home equity	0	272	272	531	96,772	97,303
Other consumer	0	160	160	260	21,677	21,937
Total consumer related	0	569	569	912	206,177	207,089
Unallocated	0	157	157	0	0	0
Total	$6,601	$14,573	$21,174	$27,514	$1,446,364	$1,473,878

December 31, 2018
Builder & developer	$51	$2,784	$2,835	$1,185	$153,792	$154,977
Commercial real estate investor	0	2,636	2,636	4,552	205,949	210,501
Residential real estate investor	1,218	2,727	3,945	5,294	225,824	231,118
Hotel/Motel	0	732	732	0	77,480	77,480
Wholesale & retail	757	1,056	1,813	12,829	104,451	117,280
Manufacturing	539	748	1,287	3,026	77,049	80,075
Agriculture	0	579	579	660	64,880	65,540
Other commercial	1,114	2,949	4,063	16,139	326,700	342,839
Total commercial related	3,679	14,211	17,890	43,685	1,236,125	1,279,810
Residential mortgage	0	126	126	665	83,312	83,977
Home equity	0	265	265	611	97,408	98,019
Other consumer	0	144	144	272	23,602	23,874
Total consumer related	0	535	535	1,548	204,322	205,870
Unallocated	0	719	719	0	0	0
Total	$3,679	$15,465	$19,144	$45,233	$1,440,447	$1,485,680

June 30, 2018
Builder & developer	$0	$2,899	$2,899	$2,283	$158,247	$160,530
Commercial real estate investor	0	2,695	2,695	7,114	219,104	226,218
Residential real estate investor	0	2,424	2,424	1,641	230,400	232,041
Hotel/Motel	0	764	764	0	75,531	75,531
Wholesale & retail	0	938	938	6,730	98,093	104,823
Manufacturing	0	645	645	3,450	76,000	79,450
Agriculture	0	471	471	294	65,182	65,476
Other commercial	0	2,955	2,955	960	320,316	321,276
Total commercial related	0	13,791	13,791	22,472	1,242,873	1,265,345
Residential mortgage	0	114	114	238	80,155	80,393
Home equity	0	203	203	565	96,369	96,934
Other consumer	0	192	192	225	22,999	23,224
Total consumer related	0	509	509	1,028	199,523	200,551
Unallocated	0	2,847	2,847	0	0	0
Total	$0	$17,147	$17,147	$23,500	$1,442,396	$1,465,896

Note 6—Deposits

The composition of deposits as of June 30, 2019 and December 31, 2018 is shown below. The aggregate amount of demand deposit overdrafts that were reclassified as loans is $63,000 at June 30, 2019, compared to $116,000 at December 31, 2018.

	June 30,	December 31,
(dollars in thousands)	2019	2018
Noninterest bearing demand	$264,297	$252,777
Interest bearing demand	162,519	156,858
Money market	499,182	535,454
Savings	85,777	85,415
Time deposits less than $100	292,607	271,794
Time deposits $100 to $250	168,263	144,866
Time deposits $250 or more	60,450	48,116
Total deposits	$1,533,095	$1,495,280

Note 7—Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. At June 30, 2019, the balance of securities sold under agreements to repurchase was $9,986,000 compared to $7,022,000 at December 31, 2018. At June 30, 2019 and December 31, 2018, there were no other short-term borrowings.

The following table presents a summary of long-term debt as of June 30, 2019 and December 31, 2018. PeoplesBank’s long-term debt obligations to the FHLBP are fixed rate instruments. Under terms of a blanket collateral agreement with the FHLBP, the obligations are secured by FHLBP stock and PeoplesBank qualifying loan receivables, principally real estate secured loans.

	June 30,	December 31,
(dollars in thousands)	2019	2018
PeoplesBank’s obligations:
Federal Home Loan Bank of Pittsburgh (FHLBP)
Due April 2019, 1.64%	$0	10,000
Due June 2019, 1.64%	0	5,000
Due June 2019, 2.10%	0	5,000
Due December 2019, 1.89%	15,000	15,000
Due March 2020, 1.86%	10,000	10,000
Due June 2020, 1.87%	15,000	15,000
Due June 2020, 2.70%	10,000	10,000
Due June 2021, 2.81%	10,000	10,000
Due June 2021, 2.14%	15,000	15,000
Due May 2022, 2.98%	10,000	10,000
Total FHLBP	85,000	105,000
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 4.43%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 4.14% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Total junior subordinated debt	10,310	10,310
Lease obligations included in long-term debt:
Finance lease liabilities	1,459	0
Total long-term debt	$96,769	$115,310

At June 30, 2019 and December 31, 2018, municipal deposit letters of credit issued by the FHLBP on behalf of PeoplesBank naming applicable municipalities as beneficiaries were $42,000,000. The letters of credit took the place of securities pledged to the municipalities for their deposits maintained at PeoplesBank.

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

The components of lease expense were as follows:

Three Months Ended
(dollars in thousands)	June 30, 2019
Operating lease cost	$188

Finance lease cost:
Amortization of right-of-use assets	$17
Interest on lease liability	13
Total finance lease cost	$30

Total lease cost	$218

Six months ended
(dollars in thousands)	June 30, 2019
Operating lease cost	$376

Finance lease cost:
Amortization of right-of-use assets	$34
Interest on lease liability	26
Total finance lease cost	$60

Total lease cost	$436

Supplemental cash flow information related to leases was as follows:

Six months ended
June 30, 2019
Operating cash flows from operating leases	$387
Operating cash flows from financing leases	26
Financing cash flows from financing leases	22

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	0
Finance leases	0

Amounts recognized as right-of-use assets related to finance leases are included in fixed assets in the accompanying statement of financial position, while related lease liabilities are included in long-term debt. Supplemental balance sheet information related to leases was as follows:

June 30,
2019
Assets:
Operating leases right-of-use assets	$2,563
Finance leases assets	1,277
Total lease assets	$3,840

Liabilities:
Operating	$2,742
Financing	1,459
Total lease liabilities	$4,201

Weighted Average Remaining Lease Term (years)
Operating leases	4.8
Finance leases	23.0

Weighted Average Discount Rate
Operating leases	2.97%
Finance leases	3.63%

Future minimum payments for financing leases and operating leases with initial terms of one year or more as of June 30, 2019 and December 31, 2018 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2019	$379	$48
2020	659	99
2021	599	100
2022	437	100
2023	382	100
Thereafter	511	1,767
Total lease payments	2,967	2,214
Less imputed interest	(225)	(755)
Total	$2,742	$1,459

(dollars in thousands)	December 31, 2018
2019	$814
2020	592
2021	460
2022	340
2023	334
Thereafter	283
Total future minimum lease payments	$2,823

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

As of June 30, 2019, the Corporation and PeoplesBank met the minimum requirements of the Basel III framework, and PeoplesBank’s capital ratios exceeded the amount to be considered “well capitalized” as defined in the regulations. The table below provides a comparison of the Corporation’s and PeoplesBank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirement for the periods indicated.

			Minimum for Basel III		Well Capitalized
	Actual		Capital Adequacy (1)		Minimum (2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at June 30, 2019
Capital ratios:
Common equity Tier 1	$184,059	12.49%	$103,191	7.000%	n/a	n/a
Tier 1 risk based	194,059	13.16	125,304	8.500	n/a	n/a
Total risk based	212,520	14.42	154,787	10.500	n/a	n/a
Leverage	194,059	10.58	73,375	4.00	n/a	n/a

at December 31, 2018
Capital ratios:
Common equity Tier 1	$178,656	12.15%	$93,708	6.375%	n/a	n/a
Tier 1 risk based	188,656	12.83	115,757	7.875	n/a	n/a
Total risk based	207,040	14.08	145,155	9.875	n/a	n/a
Leverage	188,656	10.46	72,119	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at June 30, 2019
Capital ratios:
Common equity Tier 1	$190,768	12.97%	$102,936	7.000%	$95,584	6.50%
Tier 1 risk based	190,768	12.97	124,994	8.500	117,642	8.00
Total risk based	209,184	14.23	154,404	10.500	147,052	10.00
Leverage	190,768	10.42	73,231	4.00	91,538	5.00

at December 31, 2018
Capital ratios:
Common equity Tier 1	$184,420	12.58%	$93,466	6.375%	$95,298	6.50%
Tier 1 risk based	184,420	12.58	115,457	7.875	117,290	8.00
Total risk based	202,757	13.83	144,780	9.875	146,613	10.00
Leverage	184,420	10.25	71,968	4.00	89,960	5.00

(1) Minimum Basel III capital adequacy requirements in order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. Minimum amounts and ratios as of June 30, 2019 include the full phase in of the capital conservation buffer of 2.5 percent required by the Basel III framework. At December 31, 2018, the minimum amounts and ratios included the third year phase in of the capital conservation buffer of 1.875 percent required by the Basel III framework. The conservation buffer is to be phased in over a four year period beginning January 1, 2016, with the full 2.5 percent required as of January 1, 2019.

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

Share Repurchase

The Corporation has a Share Repurchase Program, authorized in 2018, which permits the purchase of up to a maximum of 4.9 percent of the outstanding shares of the Corporation’s common stock at a price no greater than 150 percent of the latest quarterly published book value. The Corporation’s Board of Directors has approved to repurchase shares of its common stock in an aggregate amount of up to $5 million. During the second quarter of 2019 the Corporation repurchased 35,600 shares at an average price of $21.41.

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

Note 12—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a client to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to clients.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $22,517,000 of standby letters of credit outstanding on June 30, 2019, compared to $23,737,000 on December 31, 2018. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of June 30, 2019 and December 31, 2018, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

		Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
(dollars in thousands)	Total	Identical Assets	Inputs	Inputs
June 30, 2019
Securities available-for-sale:
U.S. Treasury notes	$19,737	$19,737	$0	$0
U.S. agency	15,751	0	15,751	0
U.S. agency mortgage-backed, residential	89,868	0	89,868	0
State and municipal	28,558	0	28,558	0

December 31, 2018
Securities available-for-sale:
U.S. Treasury notes	$19,003	$19,003	$0	$0
U.S. agency	15,063	0	15,063	0
U.S. agency mortgage-backed, residential	74,555	0	74,555	0
State and municipal	40,972	0	40,972	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans

Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At June 30, 2019, the fair value of impaired loans with a valuation allowance or partial charge-off was $13,155,000, net of valuation allowances of $6,601,000 and partial charge-offs of $134,000. At December 31, 2018 the fair value of impaired loans with a valuation allowance or charge-off was $13,297,000, net of valuation allowances of $3,679,000 and charge-offs of $134,000.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based on an independent third-party appraisal of the property or occasionally on a recent sales offer. At June 30, 2019, the fair value of foreclosed real estate with a valuation allowance or write-down was $93,000, which was net of $26,000 in write-downs and no valuation allowance. At December 31, 2018, there were no foreclosed real estate assets with a valuation allowance or write-down.

		Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
(dollars in thousands)	Total	Identical Assets	Observable Inputs	Inputs
June 30, 2019
Impaired loans	$13,155	$0	$0	$13,155
Foreclosed real estate	93	0	0	93

December 31, 2018
Impaired loans	$13,297	$0	$0	$13,297

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
(dollars in thousands)	Estimate	Techniques	Input	Range	Average
June 30, 2019
Impaired loans	$7,594	Appraisal (1)	Appraisal adjustments (2)	15% - 50%	42%
Foreclosed real estate	93	Appraisal (1)	Appraisal adjustments (2)	15% - 15%	15%
Impaired loans	5,561	Business asset valuation (3)	Business asset valuation adjustments (4)	10% - 73%	70%

December 31, 2018
Impaired loans	$5,257	Appraisal (1)	Appraisal adjustments (2)	15% - 50%	39%
Impaired loans	8,040	Business asset valuation (3)	Business asset valuation adjustments (4)	10% - 53%	51%

(1)	Fair value is generally determined through independent appraisals, which generally include various level 3 inputs that are not identifiable.
(2)	Appraisal amounts may be adjusted downward by the Corporation’s management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expense adjustments are presented as a percent of the appraisal.
(3)	Fair value is generally determined through customer-provided financial statements.
(4)	Business asset valuation may be adjusted downward by the corporation’s management qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses adjustments are presented as a percent of the financial statement book value.

The following presents the carrying amounts and estimated fair values of the Corporation’s financial instruments as of June 30, 2019 and December 31, 2018.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices	Significant	Significant
			in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
(dollars in thousands)	Amount	Fair Value	Identical Assets	Inputs	Inputs
June 30, 2019
Financial assets
Cash and cash equivalents	$126,580	$126,580	$126,580	$0	$0
Securities available-for-sale	153,914	153,914	19,737	134,177	0
Restricted investment in bank stocks	4,551	4,551	0	4,551	0
Loans held for sale	8,631	9,047	0	9,047	0
Loans, net	1,452,704	1,437,535	0	0	1,437,535
Interest receivable	5,218	5,218	0	5,218	0
Mortgage servicing rights	905	965	0	0	965

Financial liabilities
Deposits	$1,533,095	$1,523,472	$0	$1,523,472	$0
Short-term borrowings	9,986	9,986	0	9,986	0
Long-term debt (1)	95,310	94,015	0	85,384	8,631
Interest payable	883	883	0	883	0

Off-balance sheet instruments	0	0	0	0	0

December 31, 2018
Financial assets
Cash and cash equivalents	$96,782	$96,782	$96,782	$0	$0
Securities available-for-sale	149,593	149,593	19,003	130,590	0
Restricted investment in bank stocks	5,922	5,922	0	5,922	0
Loans held for sale	4,127	4,302	0	4,302	0
Loans, net	1,466,536	1,437,415	0	0	1,437,415
Interest receivable	5,552	5,552	0	5,552	0
Mortgage servicing rights	925	1,052	0	0	1,052

Financial liabilities
Deposits	$1,495,280	$1,479,997	$0	$1,479,997	$0
Short-term borrowings	7,022	7,022	0	7,022	0
Long-term debt	115,310	112,406	0	104,332	8,074
Interest payable	836	836	0	836	0

Off-balance sheet instruments	0	0	0	0	0

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

Gross amounts Not Offset in
		Gross	Net Amounts	the Statements of Condition
	Gross	Amounts	of Liabilities	Financial Instruments
	Amounts of	Offset in the	Presented in	U.S. agency		Cash
	Recognized	Statements	the Statements	mortgage-backed,		Collateral	Net
(dollars in thousands)	Liabilities	of Condition	of Condition	residential	U.S. agency	Pledged	Amount
June 30, 2019
Repurchase Agreements	$9,986	$0	$9,986	$(10,853)	$0	$0	$(867)

December 31, 2018
Repurchase Agreements	$7,022	$0	$7,022	$(8,981)	$0	$0	$(1,959)

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

Three Months Ended June 30, 2019 vs. Three Months Ended June 30, 2018

Financial Highlights

The Corporation’s net income (earnings) was $4,859,000 for the quarter ended June 30, 2019, as compared to $6,054,000 for the quarter ended June 30, 2018, a decrease of $1,195,000 or 20 percent.

●	Net interest income for the second quarter of 2019 increased $164,000 or 1 percent above the same period in 2018, primarily due to increased interest income from higher rates of interest on commercial loans, offset by higher rates of interest on interest bearing demand and time deposits in the second quarter of 2019 as compared to the second quarter of 2018.

●	The Corporation’s net interest margin (tax-equivalent basis) for the second quarter of 2019 was 3.75 percent, compared to 3.89 percent for the second quarter of 2018. The net interest margin contraction was a result of a temporary increase in balance sheet liquidity, an inverted yield curve and an increase in loans classified as nonaccrual.

●	The provision for loan losses was $1,200,000 for the second quarter of 2019, a $900,000 increase as compared to a provision of $300,000 for the second quarter of 2018. The increased provision expense in the second quarter of 2019 was primarily attributed to approximately $1.8 million of net specific loan loss allowances established during the quarter, net charge-offs of $107,000, the net impact of loan growth during the quarter and adjustments made to certain qualitative factors and the unallocated allowance. The allowance as a percentage of total loans was 1.44 percent at June 30, 2019 as compared to 1.29 percent at December 31, 2018 and 1.17 percent at June 30, 2018.

●	Noninterest income for the second quarter of 2019 increased $99,000 or 3 percent compared to the second quarter of 2018. Income from bank owned life insurance increased due to the purchase of additional insurance and other income increased due to additional referral fees recognized. The increase was offset by a decrease in the gain on sale of loans held for sale, primarily the result of lower sale volumes in the second quarter of 2019.

●	Noninterest expenses in the second quarter of 2019 were $881,000 or 8 percent higher than the second quarter of 2018. Higher personnel costs, professional and legal fees and FDIC insurance accounted for a majority of the increase. The increase was partially offset by a decrease in charitable donations.

●	The provision for income taxes for the second quarter of 2019 decreased by $323,000 or 20 percent as compared to the second quarter of 2018 as a result of the lower income before taxes in the second quarter 2019 as compared to the second quarter 2018.

The schedule below presents selected performance metrics for the second quarter of both 2019 and 2018. Per share computations include the effect of stock dividends, including the 5 percent stock dividend distributed in the fourth quarter of 2018.

	Three months ended
	June 30,
	2019	2018
Basic earnings per share	$0.51	$0.65
Diluted earnings per share	$0.51	$0.64
Cash dividend payout ratio	31.14%	22.84%
Return on average assets	1.06%	1.39%
Return on average equity	10.45%	14.36%
Net interest margin (tax equivalent basis)	3.75%	3.89%
Net overhead ratio	1.93%	1.85%
Efficiency ratio	62.42%	58.73%
Average equity to average assets	10.13%	9.65%

A more detailed analysis of the factors and trends affecting the Corporation’s earnings and financial position follows.

Income Statement Analysis

Net Interest Income

Unless otherwise noted, this section discusses interest income and interest expense amounts as reported in the Consolidated Statements of Income, which are not presented on a tax equivalent basis.

Net interest income for the quarter ended June 30, 2019 was $16,243,000, an increase of $164,000 or 1 percent compared to net interest income of $16,079,000 for the second quarter of 2018. The increase was primarily attributable to higher rates of interest on commercial loans, offset by higher rates of interest on demand and time deposits. The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 3.75 percent for the second quarter of 2019 compared to the 3.89 percent for the second quarter of 2018.

Total interest income for the second quarter of 2019 totaled $21,535,000, an increase of $1,701,000 or 9 percent above the amount of total interest income for the second quarter of 2018. The change was primarily a result of higher rates of interest on commercial loans and investment securities and a higher volume and rate of interest bearing deposits with banks.

Interest and dividend income on investments increased $65,000 or 7 percent in the second quarter of 2019 compared to the same period in 2018. The average balance of the investment securities portfolio decreased $4,186,000 or 3 percent when comparing the second quarter of 2019 to the same period in 2018. The tax-equivalent yield on investments for the second quarter of 2019 was 2.66 percent or 17 basis points higher than the 2.49 percent experienced in the second quarter of 2018.

Interest income on loans increased $1,328,000 or 7 percent in the second quarter of 2019 compared to the same period in 2018. The average balance of outstanding loans, primarily commercial loans, increased approximately $40,803,000 or 3 percent comparing the second quarter of 2019 to the same period in 2018. Higher rates on the loan portfolio were the primary driver to the increase in interest income on loans. The tax-equivalent yield on loans for the second quarter 2019 was 5.38 percent or 21 basis points more than the 5.17 percent experienced in the second quarter of 2018.

Total interest expense for the second quarter of 2019 was $5,292,000, an increase of $1,537,000 or 41 percent as compared to total interest expense of $3,755,000 for the second quarter of 2018. The change was primarily the result of an increase in the volume and cost of interest bearing demand and time deposits.

Interest expense on deposits increased $1,546,000 or 50 percent in the second quarter of 2019 compared to the same period in 2018. The average rate paid on interest bearing deposits was 1.46 percent in the second quarter of 2019 or 41 basis points higher than the average rate paid of 1.05 percent in the second quarter of 2018. The average balance of interest bearing deposits for the second quarter of 2019 increased by $90,911,000 or 8 percent compared to the second quarter of 2018. Also, the Corporation experienced favorable growth in noninterest-bearing deposits, with the average volume for the second quarter of 2019 increasing 3 percent to $257,451,000 as compared to $250,734,000 for the second quarter of 2018.

For the second quarter of 2019 interest expense on borrowings decreased $9,000 or 1 percent compared to the second quarter of 2018. Short-term borrowings consisting of repurchase agreements and other short-term borrowings averaged $8,066,000 for the second quarter of 2019, compared to an average balance of $11,945,000 for the second quarter of 2018. The rate on average short-term borrowings for the second quarter of 2019 was 0.55 percent, a decrease as compared to a rate of 0.60 percent for the second quarter of 2018. Long-term debt, primarily from the Federal Home Loan Bank of Pittsburgh (FHLBP), averaged $106,495,000 for the second quarter of 2019 and $128,772,000 for the second quarter of 2018. For the second quarter of 2019, the rate on average long-term borrowings was 2.50 percent, an increase as compared to a rate of 2.08 percent for the second quarter of 2018.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended June 30,
		2019			2018
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$93,302	$558	2.40%	$54,951	$250	1.82%
Investment securities:
Taxable	128,243	832	2.60	113,789	663	2.34
Tax-exempt	29,453	212	2.89	48,093	343	2.86
Total investment securities	157,696	1,044	2.66	161,882	1,006	2.49

Loans:
Taxable (1)	1,480,696	19,890	5.39	1,433,433	18,525	5.18
Tax-exempt	10,430	104	4.00	16,890	151	3.59
Total loans	1,491,126	19,994	5.38	1,450,323	18,676	5.17
Total earning assets	1,742,124	21,596	4.97	1,667,156	19,932	4.80
Other assets (2)	94,278			80,033
Total assets	$1,836,402			$1,747,189
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$674,048	$2,035	1.21%	$632,782	$1,358	0.86%
Savings	86,832	21	0.10	89,015	22	0.10
Time	504,986	2,560	2.03	453,158	1,690	1.50
Total interest bearing deposits	1,265,866	4,616	1.46	1,174,955	3,070	1.05
Short-term borrowings	8,066	11	0.55	11,945	18	0.60
Long-term debt	106,495	665	2.50	128,772	667	2.08
Total interest bearing liabilities	1,380,427	5,292	1.54	1,315,672	3,755	1.14

Noninterest bearing deposits	257,451			250,734
Other liabilities	12,526			12,166
Shareholders’ equity	185,998			168,617

Total liabilities and
shareholders’ equity	$1,836,402			$1,747,189
Net interest income (tax equivalent basis)		$16,304			$16,177
Net interest margin (3)			3.75%			3.89%
Tax equivalent adjustment		(61)			(98)
Net interest income		$16,243			$16,079

(1)	Average balance includes average nonaccrual loans of $24,987,000 for 2019 and $4,624,000 for 2018.

Interest includes net loan fees of $759,000 for 2019 and $904,000 for 2018.

(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.
(3)	Net interest income (tax equivalent basis) annualized as a percentage of average earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended
	June 30,
	2019 vs. 2018
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$173	$135	$308
Investment securities:
Taxable	58	111	169
Tax-exempt	(133)	2	(131)
Loans:
Taxable	241	1,124	1,365
Tax-exempt	(58)	11	(47)
Total interest income	281	1,383	1,664
Interest Expense
Deposits:
Interest bearing demand	107	570	677
Savings	(1)	0	(1)
Time	193	677	870
Short-term borrowings	(6)	(1)	(7)
Long-term debt	(106)	104	(2)
Total interest expense	187	1,350	1,537
Net interest income (tax equivalent basis)	$94	$33	$127

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

The provision for loan losses is an expense charged to earnings to cover the estimated losses attributable to uncollected loans. The provision reflects management’s judgment of an appropriate level for the allowance for loan losses. The provision for loan losses was $1,200,000 for the second quarter of 2019, a $900,000 increase as compared to a provision of $300,000 for the second quarter of 2018. The provision in the second quarter of 2019 was primarily attributed to approximately $1.8 million of net specific loan loss allowances established during the quarter, net charge-offs of $107,000, the net impact of changes in loans outstanding during the quarter and the net impact of adjustments made to certain qualitative factors and the unallocated allowance. The provision for both periods supported adequate allowance for loan loss coverage considering several factors. The allowance as a percentage of total loans was 1.44 percent at June 30, 2019, as compared to 1.29 percent at December 31, 2018 and 1.17 percent at June 30, 2018.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 63.

Noninterest Income

The following table presents the components of total noninterest income for the second quarter of 2019, compared to the second quarter of 2018.

Table 3 - Noninterest income

	Three months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2019	2018	$	%

Trust and investment services fees	$881	$781	$100	13%
Income from mutual fund, annuity and insurance sales	296	237	59	25
Service charges on deposit accounts	1,208	1,195	13	1
Income from bank owned life insurance	292	241	51	21
Other income	645	531	114	21
Gain on sales of loans held for sale	319	558	(239)	(43)
Gain on sales of securities	1	0	1	*nm
Total noninterest income	$3,642	$3,543	$99	3%

*nm – not meaningful

The discussion that follows addresses changes in selected categories of noninterest income.

Income from mutual fund, annuity and insurance sales—The $59,000 or 25 percent increase in income from mutual fund, annuity and insurance sales is due to an increasing client base.

Income from bank owned life insurance—The $51,000 or 21 percent increase in income from bank owned life insurance is due to increased income from the $6.6 million purchase of bank owned life insurance during the first quarter 2019.

Other income—The $114,000 or 21 percent increase in other income is due to higher loan related referral fees.

Gain on sales of loans held for sale—The $239,000 or 43 percent decrease in gain on sales of loans is due to the sale of a lower volume of the guaranteed portion of SBA loans to the secondary market and lower mortgage rates which impacted the value of mortgage servicing rights during the second quarter 2019.

Noninterest Expense

The following table presents the components of total noninterest expense for the second quarter of 2019, compared to the second quarter of 2018.

Table 4 - Noninterest expense

	Three months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2019	2018	$	%

Personnel	$7,391	$6,884	$507	7%
Occupancy of premises, net	900	825	75	9
Furniture and equipment	775	747	28	4
Postage, stationery and supplies	175	192	(17)	(9)
Professional and legal	222	143	79	55
Marketing	374	419	(45)	(11)
FDIC insurance	223	136	87	64
Debit card processing	317	296	21	7
Charitable donations	134	164	(30)	(18)
Telecommunications	130	144	(14)	(10)
External data processing	616	537	79	15
Foreclosed real estate including provision for losses	47	11	36	327
Other	1,200	1,125	75	7
Total noninterest expense	$12,504	$11,623	$881	8%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $507,000 or 7 percent increase in personnel is the result of filling vacant senior management positions in the third quarter of 2018. One executive position was open during the entire second quarter of 2018, while one was open for a portion of the quarter.

Professional and legal—The $79,000 or 55 percent increase in professional and legal expenses is attributed to an increase in legal and consulting fees related to marketing and also a trust audit during the quarter as compared to the prior period.

FDIC insurance—The $87,000 or 64 percent increase in FDIC insurance expenses is attributed to an increase in the bank’s overall asset growth, which is the primary driver of the premium, as compared to the prior period.

Charitable donations—The $30,000 or 18 percent decrease in charitable donations is primarily attributed to a decrease in donations in the second quarter 2019 due to timing of payments in comparable periods.

External data processing—The $79,000 or 15 percent increase in external data processing expenses reflects increased reliance on outsourcing transaction processing to specialized vendors, which is typically performed on such vendors’ hosted and secure websites. Transaction volumes in both accounts and transactions year over year due to business expansion resulted in higher costs. The Corporation continues to expand and enhance electronic banking services provided to our clients which contributed to the increase in the expense.

Foreclosed real estate including provision for losses—The $36,000 or 327 percent increase in foreclosed real estate including provision for losses is attributed to a corresponding increase expenses associated with foreclosed real estate in the second quarter of 2019.

Provision for Income Taxes

The provision for income taxes for the second quarter of 2019 was $1,322,000, a decrease of $323,000 or

20 percent as compared to the second quarter of 2018. The decrease is attributed to the lower pre-tax net income for the second quarter of 2019 compared to the second quarter of 2018. The effective tax rates for the three months ended June 30, 2019 and 2018 were 21.4 percent and 21.4 percent, respectively. The effective tax rate differs from the statutory tax rate primarily due to the impact of certain elements with specific tax benefits, including tax-exempt income, such as income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance.

Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018

Financial Highlights

The Corporation’s net income (earnings) was $8,950,000 for the first six months of 2019 compared to $10,137,000 for the first six months of 2018, a decrease of $1,187,000 or 12 percent.

●	Net interest income for the first six months of 2019 increased $350,000 or 1 percent above the first six months of 2018, primarily due to increased interest income from higher rates and higher volume of commercial loans over the previous period.

●	The Corporation’s net interest margin (tax-equivalent basis) for the six months ended June 30, 2019 was 3.72 percent, compared to 3.89 percent for the first six months of 2018. The net interest margin contraction was a result of an increase in the cost of interest bearing demand and time deposits, offset by an increase in the rate and volume of commercial loans.

●	The provision for loan losses for the first six months of 2019 was $2,250,000 or a $1,750,000 increase as compared to a provision of $500,000 for the first six months of 2018. The change in provision for 2019 was primarily due to specific loan loss allowances established during the first six months of 2019. The provision for both periods supported adequate allowance for loan loss coverage considering several factors, including net loan growth, net charge-offs and adjustments made to certain qualitative factors and the unallocated allowance. The allowance as a percentage of total loans was 1.44 percent at June 30, 2019, as compared to 1.29 percent at December 31, 2018, and 1.17 percent at June 30, 2018.

●	Noninterest income for the first six months of 2019 increased $105,000 or 2 percent compared to the first six months of 2018. Contributing to the rise in noninterest income were income from bank owned life insurance and other income. Offsetting some of the increase was a decline in gain on sales of loans held for sale.

●	Noninterest expenses for the first six months of 2019 were $25,065,000 or 1 percent higher than the first six months of 2018. The increase was primarily attributable to higher personnel costs, FDIC insurance, external data processing and foreclosed real estate costs. Offsetting some of the increase were declines in charitable contributions and telecommunications.

●	The provision for income taxes for the first six months of 2019 decreased $293,000 or 11 percent as compared to the first six months of 2018 as a result of lower income before taxes in the first half of 2019 compared to the first half of 2018.

On June 30, 2019, the Corporation’s total assets were over $1.84 billion, an increase of 2 percent since December 31, 2018. The increase was attributed to deposit growth, primarily in interest bearing deposits with banks.

The Corporation’s capital level remained sound as evidenced by regulatory capital ratios that exceed current regulatory requirements for well capitalized institutions. As of June 30, 2019, the Corporation’s capital calculations and ratios reflect full compliance with the Basel III regulatory capital framework, which became effective on January 1, 2015.

The schedule below presents selected performance metrics for the first six months of both 2019 and 2018. Per share computations include the effect of stock dividends, including the 5 percent stock dividend distributed in the fourth quarter of 2018.

	Six months ended
	June 30,
	2019	2018
Basic earnings per share	$0.95	$1.08
Diluted earnings per share	$0.94	$1.07
Cash dividend payout ratio	33.80%	27.26%
Return on average assets	0.98%	1.18%
Return on average equity	9.75%	12.13%
Net interest margin (tax equivalent basis)	3.72%	3.89%
Net overhead ratio	2.00%	2.11%
Efficiency ratio	64.33%	64.58%
Average equity to average assets	10.08%	9.73%

A more detailed analysis of the factors and trends affecting the Corporation’s earnings and financial position follows.

Income Statement Analysis

Net Interest Income

Net interest income for the six months ended June 30, 2019 was $31,774,000, an increase of $350,000 or 1 percent compared to net interest income of $31,424,000 for the first six months of 2018. The increase was primarily attributable to increased interest income from higher rates and higher volume of commercial loans over the previous period. The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 3.72 percent for the first six months of 2019, representing a decrease compared to the 3.89 percent net interest margin for the first six months of 2018. The net interest margin contraction was a result of an increase in the cost of interest bearing demand and time deposits, offset by an increase in the rate and volume of commercial loans.

Total interest income for the first six months of 2019 totaled $42,411,000, an increase of $3,984,000 or 10 percent above the amount of total interest income for the first six months of 2018. The change was primarily a result of an increase in loan income due to both higher volume and rates on commercial loans, partially offset by a decline in tax-exempt investment and dividend income.

Interest income on loans increased $3,341,000 or 9 percent in the first six months of 2019 compared to the same period in 2018. The average balance of outstanding loans increased approximately $64,762,000 or 5 percent in the first six months of 2019 compared to the first six months of 2018, reflecting commercial loan growth between the two periods.

Investment income for the first six months of 2019 increased $99,000 or 5 percent compared to the first six months of 2018. The tax-equivalent yield on investments for the first six months of 2019 was 2.70 percent or 17 basis points higher than the 2.53 percent experienced during the first six months of 2018, as maturing investments were able to be reinvested at higher interest rates.

Total interest expense for the first six months of 2019 was $10,637,000, an increase of $3,634,000 or 52 percent as compared to total interest expense of $7,003,000 for the first six months of 2018. The change in interest expense was primarily a result of an increase in the cost of interest bearing demand and time deposits.

Interest expense on deposits increased $3,534,000 or 62 percent in the first six months of 2019 compared to the same period in 2018. The change was due primarily to an increase in the cost of interest bearing demand and time deposits. The average balance of interest-bearing deposits for the first six months of 2019, primarily in lower cost core deposits, increased by $95,275,000 or 8 percent compared to the average for the first six months of 2018. The average rate paid on interest-bearing deposits in the first six months of 2019 was 1.49 percent, an increase from the average rate of 0.99 percent paid on interest-bearing deposits during the first six months of 2018. Also, the Corporation experienced favorable growth in noninterest-bearing deposits, with the average volume for the first six months of 2019 increasing to $251,188,000, as compared to $242,265,000 for the first six months of 2018.

Interest expense on borrowings for the first six months of 2019 increased $100,000 or 8 percent compared to the first six months of 2018, due to a higher cost of long-term debt, which was partially offset by a decrease in volume of short-term borrowings and long-term debt. Outstanding long-term debt, consisting primarily of Federal Home Loan Bank of Pittsburgh (FHLBP) advances, averaged $113,090,000 for the first six months of 2019, compared to an average balance of approximately $127,824,000 for the same period of 2018. The rate on average long-term debt for the first six months of 2019 was 2.46 percent, an increase as compared to the rate of 2.00 percent for the same period of 2018.

Table 5-Average Balances and Interest Rates (tax equivalent basis)

	Six months ended June 30,
		2019			2018
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$76,941	$920	2.41%	$44,027	$376	1.72%
Investment securities:
Taxable	123,524	1,627	2.66	114,097	1,352	2.39
Tax-exempt	33,043	471	2.87	48,761	694	2.87
Total investment securities	156,567	2,098	2.70	162,858	2,046	2.53

Loans:
Taxable (1)	1,485,434	39,315	5.34	1,414,192	35,899	5.12
Tax-exempt	10,579	210	4.00	17,059	305	3.61
Total loans	1,496,013	39,525	5.33	1,431,251	36,204	5.10
Total earning assets	1,729,521	42,543	4.96	1,638,136	38,626	4.75
Other assets (2)	91,767			79,770
Total assets	$1,821,288			$1,717,906
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$678,079	$4,417	1.31%	$620,983	$2,445	0.79%
Savings	86,738	43	0.10	88,408	44	0.10
Time	489,187	4,776	1.97	449,338	3,213	1.44
Total interest bearing deposits	1,254,004	9,236	1.49	1,158,729	5,702	0.99
Short-term borrowings	7,255	20	0.56	11,005	33	0.60
Long-term debt	113,090	1,381	2.46	127,824	1,268	2.00
Total interest bearing liabilities	1,374,349	10,637	1.56	1,297,558	7,003	1.09

Noninterest bearing deposits	251,188			242,265
Other liabilities	12,239			10,993
Shareholders’ equity	183,512			167,090

Total liabilities and
shareholders’ equity	$1,821,288			$1,717,906
Net interest income (tax equivalent basis)		$31,906			$31,623
Net interest margin (3)			3.72%			3.89%
Tax equivalent adjustment		(132)			(199)
Net interest income		$31,774			$31,424

(1)	Average balance includes average nonaccrual loans of $21,561,000 for 2019 and $4,468,000 for 2018.

Interest includes net loan fees of $1,271,000 for 2019 and $1,687,000 for 2018.

(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.
(3)	Net interest income (tax equivalent basis) annualized as a percentage of average interest earning assets.

Table 6-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Six months ended
	June 30,
	2019 vs. 2018
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$281	$263	$544
Investment securities:
Taxable	64	211	275
Tax-exempt	(224)	1	(223)
Loans:
Taxable	1,026	2,390	3,416
Tax-exempt	(116)	21	(95)
Total interest income	1,031	2,886	3,917
Interest Expense
Deposits:
Interest bearing demand	278	1,694	1,972
Savings	(1)	0	(1)
Time	285	1,278	1,563
Short-term borrowings	(13)	0	(13)
Long-term debt	(135)	248	113
Total interest expense	414	3,220	3,634
Net interest income (tax equivalent basis)	$617	$(334)	$283

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

For the first six months of 2019, the provision for loan losses was $2,250,000, as compared to a provision of $500,000 for the first six months of 2018, an increase of $1,750,000. The provision in 2019 was due to approximately $2,900,000 of specific loan loss allowances established during 2019, net charge-offs of $220,000 and the net impact of changes in loans outstanding, adjustments made to certain qualitative factors and the unallocated allowance. The provision supported adequate allowance for loan loss coverage. The allowance as a percentage of total loans was 1.44 percent at June 30, 2019, as compared to 1.29 percent at December 31, 2018, and 1.17 percent at June 30, 2018.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 63.

Noninterest Income

The following table presents the components of total noninterest income for the first six months of 2019, compared to the first six months of 2018.

Table 7 - Noninterest income

	Six months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2019	2018	$	%

Trust and investment services fees	$1,721	$1,571	$150	10%
Income from mutual fund, annuity and insurance sales	531	551	(20)	(4)
Service charges on deposit accounts	2,366	2,298	68	3
Income from bank owned life insurance	659	482	177	37
Other income	1,054	857	197	23
Gain on sales of loans held for sale	537	1,001	(464)	(46)
Loss on sales of securities	(3)	0	(3)	*nm
Total noninterest income	$6,865	$6,760	$105	2%

*nm – not meaningful

The discussion that follows addresses changes in selected categories of noninterest income.

Income from bank owned life insurance—The $177,000 or 37 percent increase in income from bank owned life insurance was due to an additional purchase of life insurance during the first quarter 2019.

Other income—The $197,000 or 23 percent increase in other income was due to higher loan related income such as SBA loan servicing income, letter of credit and referral fees and miscellaneous client based service charges such as credit card merchant and ATM fees.

Gain on sales of loans held for sale—The $464,000 or 46 percent decrease in gain on sales of loans was due to the sale of a lower volume of mortgage loans and the guaranteed portion of SBA loans to the secondary market.

Noninterest Expense

The following table presents the components of total noninterest expense for the first six months of 2019, compared to the first six months of 2018.

Table 8 - Noninterest expense

	Six months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2019	2018	$	%

Personnel	$15,097	$14,696	$401	3%
Occupancy of premises, net	1,863	1,696	167	10
Furniture and equipment	1,547	1,561	(14)	(1)
Postage, stationery and supplies	359	364	(5)	(1)
Professional and legal	331	323	8	2
Marketing	723	827	(104)	(13)
FDIC insurance	460	304	156	51
Debit card processing	640	584	56	10
Charitable donations	979	1,673	(694)	(41)
Telecommunications	256	381	(125)	(33)
External data processing	1,172	984	188	19
Foreclosed real estate including provision for losses	134	20	114	570
Other	1,504	1,467	37	3
Total noninterest expense	$25,065	$24,880	$185	1%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $401,000 or 3 percent increase in personnel is the result of filling vacant senior management positions in the third quarter of 2018. One executive position was open during most of the first half of 2018, while one was open for a portion of the second quarter.

FDIC insurance—The $156,000 or 51 percent increase was attributed to an increase in the bank’s overall asset growth, which is the primary driver of the premium, as compared to the prior period.

Charitable donations—The $694,000 or 41 percent decrease in charitable contributions was primarily due to a decrease in the donation to the PeoplesBank Charitable Foundation.

Telecommunications—The $125,000 or 33 percent decrease in telecommunications was due to a change in network providers which generated a higher level of service for a lower cost.

External data processing—The $188,000 or 19 percent increase in external data processing expenses reflects increased reliance on outsourcing transaction processing to specialized vendors, which is typically performed on such vendors’ hosted and secure websites. In addition, increased volumes in both accounts and transactions year over year due to business expansion resulted in higher costs. The Corporation continues to expand and enhance electronic banking services provided to our clients which contributed to the increase in the expense.

Foreclosed real estate including provision for losses—The $114,000 or 570 percent increase in foreclosed real estate including provision for losses was attributed to increased expenses associated with foreclosed real estate.

Provision for Income Taxes

The provision for income taxes for the first six months of 2019 was $2,374,000, a decrease of $293,000 or 11 percent as compared to the first six months of 2018. The effective tax rates for the six months ended June 30, 2019 and 2018 were 20.9 percent and 20.8 percent, respectively. The effective tax rate differs from the statutory tax rate primarily due to the impact of certain elements with specific tax benefits, including tax-exempt income, such as income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance.

Balance Sheet Review

Interest Bearing Deposits with Banks

On June 30, 2019, interest bearing deposits with banks totaled $106,510,000, an increase of $37,407,000 or 54 percent, compared to the level at year-end 2018. The increase is primarily the result of the growth in client deposits and selective redeployment of investment security proceeds.

Investment Securities (Available-for-Sale)

The Corporation’s entire investment securities portfolio is classified available-for-sale, and is comprised primarily of interest-earning debt securities. The overall composition of the Corporation’s investment securities portfolio is provided in Note 2—Securities. On June 30, 2019, the fair value of investment securities available-for-sale totaled $153,914,000, which represented an increase of $4,321,000 as compared to the fair value of investment securities at year-end 2018. New investments during the first six months of 2019 exceeded principal reductions from investment maturities, mortgage-backed security payments, and sales.

Loans

On June 30, 2019, total loans, net of deferred fees, were $1.47 billion, which was $11,802,000 or 1 percent lower than the level at year-end 2018. This change in volume was due primarily to a decrease in commercial loans, particularly within the commercial real estate investor and wholesale retail, offset by an increase in hotel/motel and manufacturing. Commercial loans within the commercial real estate investor, residential real estate investor and builder & developer sectors each represented more than 10 percent of the total portfolio. The composition of the Corporation’s loan portfolio is provided in Note 4—Loans.

Deposits

Deposits are the Corporation’s principal source of funding for earning assets. On June 30, 2019, deposits totaled $1.53 billion, which reflected a $37,815,000 or 3 percent increase compared to the level at year-end 2018. Of the increase in total deposits, $11,520,000 is attributable to noninterest bearing deposits and $26,295,000 related to growth in interest bearing deposits. The composition of the Corporation’s total deposit portfolio is provided in Note 6—Deposits.

Short-term Borrowings

Short-term borrowings, which consist of securities sold under agreements to repurchase (repurchase agreements), federal funds purchased, and other short-term borrowings, totaled $9,986,000 at June 30, 2019, which reflected a $2,964,000 or 42 percent increase compared to the level at year-end 2018.

Long-term Debt

The Corporation uses long-term borrowings as a secondary funding source for asset growth and to manage interest rate risk. On June 30, 2019, long-term debt totaled $96,769,000 compared to $115,310,000 at year-end 2018. The $18,451,000 decrease is the result of $20,000,000 in FHLBP borrowings that were repaid at maturity during the quarter, partially offset by a $1,469,000 increase due to the financing lease liability established January 1, 2019 upon adoption of ASC 842. A listing of outstanding long-term debt obligations is provided in Note 7—Short-Term Borrowings and Long-Term Debt. The composition of the Corporation’s leases is provided in Note 8—Leases.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion and acquisitions, dividend policy and distributions, and regulatory mandates. The Corporation’s total shareholders’ equity was approximately $187,520,000 on June 30, 2019, an increase of approximately $8,774,000 or 5 percent, compared to the level at year-end 2018.

Cash Dividends on Stock

The Corporation has historically paid cash dividends on its stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other relevant factors. As recently announced, the Board of Directors declared a quarterly cash dividend of $0.16 per share on July 9, 2019, payable on August 13, 2019, to shareholders of record at the close of business on July 23, 2019. This cash dividend follows the $0.16 cash dividend distributed in February and May 2019.

Capital Adequacy

The Corporation and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. The regulatory capital measures for the Corporation and PeoplesBank as of June 30, 2019 and the minimum capital ratios established by regulators are set forth in Note 8—Regulatory Matters to the financial statements. We believe that both Codorus Valley and PeoplesBank were well capitalized on June 30, 2019.

Our capital adequacy as of June 30, 2019, reflects updated regulatory capital guidelines from the Board of Governors of the Federal Reserve System finalized rule which implemented the Basel III regulatory capital framework, and which became effective for the Corporation and PeoplesBank on January 1, 2015. Under the revised regulatory capital framework, minimum requirements increased both the quantity and quality of capital held by banking organizations. Additionally, a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5 percent and a common equity Tier 1 conservation buffer of risk-weighted assets applies to all supervised financial institutions. The rule also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent for all banks. The new rule also increases the risk weights for past-due loans, certain commercial real estate loans and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

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

Under the new rule as effective through the six months ending June 30, 2019, the Corporation and PeoplesBank had no regulatory dividend restrictions and remained well capitalized by all regulatory capital measures (see Note 9—Regulatory Matters to the financial statements). The Corporation plans to manage its capital adequacy to ensure continued compliance with the new capital rules.

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

Nonperforming Assets

Nonperforming assets, as shown in the table below, are asset categories that pose the greatest risk of loss. The level of nonperforming assets at June 30, 2019 has increased by approximately $2,007,000 or 8 percent when compared to year-end 2018. The increase is the result of a net increase in nonaccrual loans.

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

The paragraphs and table below address significant changes in the nonperforming asset categories as of June 30, 2019 compared to December 31, 2018.

Table 9 - Nonperforming Assets

	June 30,	December 31,
(dollars in thousands)	2019	2018

Nonaccrual loans	$23,689	$20,058
Nonaccrual loans, troubled debt restructurings	967	930
Accruing loans 90 days or more past due	511	2,128
Total nonperforming loans	25,167	23,116
Foreclosed real estate, net of allowance	1,711	1,755
Total nonperforming assets	$26,878	$24,871
Accruing troubled debt restructurings	$2,858	$3,098

Total period-end loans, net of deferred fees	$1,473,878	$1,485,680
Allowance for loan losses (ALL)	$21,174	$19,144
ALL as a % of total period-end loans	1.44%	1.29%
Net charge-offs year-to-date, annualized as a % of average total loans	0.03%	0.02%
ALL as a % of nonperforming loans	84.13%	82.81%
Nonperforming loans as a % of total period-end loans	1.71%	1.56%
Nonperforming assets as a % of total period-end loans and net foreclosed real estate	1.82%	1.67%
Nonperforming assets as a % of total period-end assets	1.46%	1.38%
Nonperforming assets as a % of total period-end shareholders’ equity	14.33%	13.91%

Nonperforming loans

Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due. We generally place a loan on nonaccrual status and cease accruing interest income (i.e., recognize interest income on a cash basis, as long as the loan is sufficiently collateralized) when loan payment performance is unsatisfactory and the loan is past due 90 days or more. A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all of the principal and interest amounts contractually due are current for at least six consecutive payments and future payments are reasonably assured. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. As of June 30, 2019, the nonperforming loan portfolio balance totaled $25,167,000, compared to $23,116,000 at year-end 2018. During the first six months of 2019, loans totaling $6,540,000 were transferred to nonaccrual status, offset by the payoff of an accruing loan more than 90 days past due totaling $1,800,000 and the transfer of loans out of nonaccrual status and payments to loans in nonaccrual status totaling approximately $2,689,000, resulting in the net increase of $2,051,000. For both periods, the nonperforming portfolio balance was comprised primarily of collateralized commercial loans.

Foreclosed Real Estate

Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank and is included in the Other Assets category on the Corporation’s balance sheet. The carrying amount of foreclosed real estate as of June 30, 2019, net of allowance, totaled $1,711,000 compared to $1,755,000 at year-end 2018. This $44,000 decrease was the result of the sale of a property for $18,000 as well as a write-down of $26,000.

Troubled Debt Restructurings

Troubled debt restructurings pertain to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. As of June 30, 2019, the accruing troubled debt restructuring portfolio balance totaled $2,858,000, compared to $3,098,000 at year-end 2018. The $240,000 decrease was the result of the payoff of one loan totaling $137,000 and principal repayments of $103,000.

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

The following table presents an analysis of the activity in the allowance for loan losses for the six months ended June 30, 2019 and 2018:

Table 10 - Analysis of Allowance for Loan Losses

(dollars in thousands)	2019	2018
Balance-January 1,	$19,144	$16,689

Provision charged to operating expense	2,250	500

Loans charged off:
Commercial, financial and agricultural	46	1
Real estate - residential mortgages	0	10
Consumer and home equity	207	136
Total loans charged off	253	147
Recoveries:
Commercial, financial and agricultural	6	76
Real estate - construction and land development	0	18
Real estate - residential mortgages	0	1
Consumer and home equity	27	10
Total recoveries	33	105
Net charge-offs	220	42
Balance-June 30,	$21,174	$17,147

Ratios:
Annualized net charge-offs as a % of average total loans	0.03%	0.01%
Allowance for loan losses as a % of total period-end loans	1.44%	1.17%
Allowance for loan losses as a % of nonperforming loans	84.13%	301.54%

The provision for loan losses increased $1,750,000 from June 30, 2018 to June 30, 2019. The increase in the provision was primarily attributed to approximately $2,900,000 of specific loan loss allowances established during the first half of 2019, net charge-offs of $220,000, the net impact of loan growth during the period and adjustments made to certain qualitative factors and the unallocated allowance. The provision for both periods supported adequate allowance for loan loss coverage.

Net charge-offs for the first six months of 2019 were $220,000 compared to $42,000 for the same period of 2018. During the first six months of 2019, there were $253,000 of charge-offs as compared to $147,000 during the same period in 2018. The risks and uncertainties associated with weak economic and business conditions, or the erosion of real estate values may adversely affect our borrowers’ ability to service their loans, causing significant fluctuations in the level of charge-offs and provision expense from one period to another. The allowance as a percentage of total loans was 1.44 percent at June 30, 2019, as compared to 1.29 percent at December 31, 2018 and 1.17 percent at June 30, 2018. The unallocated portion of the allowance was $157,000 or 1 percent of the total allowance as of June 30, 2019, as compared to $719,000 or 4 percent of the total allowance as of December 31, 2018. As the methodology for estimating specific losses has impacted the precision of these estimates, the unallocated portion of the allowance has decreased over the period.

Liquidity Risk Management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan clients, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, adequate liquidity provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are funds received from client loan payments, investment maturities and cash inflows from mortgage-backed securities, and the net proceeds of asset sales. The primary sources of liability liquidity are deposit growth, and funds obtained from short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At June 30, 2019, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $20,226,000 and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $407,642,000. The Corporation’s loan-to-deposit ratio was approximately 96 percent as of June 30, 2019, 99 percent as of December 31, 2018 and 102 percent as of June 30, 2018.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on June 30, 2019, totaled $500,088,000 and consisted of $398,248,000 in unfunded commitments under existing loan facilities, $79,323,000 to grant new loans and $22,517,000 in letters of credit. Generally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Recent Legislative Developments

At its July 12, 2019 meeting, the FASB voted to propose a deferral of the effective date for several of its recent standards. In most cases, the deferral would provide at least an additional year to companies that have not yet adopted the standards. The proposal is expected to create two new “buckets”: (1) SEC filers other than smaller reporting companies (SRCs, as defined by the SEC) and (2) all other entities. For the Corporation, this would apply to ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”), which has not yet been adopted by the Corporation. If the FASB amendment is adopted as proposed, the effective date of the CECL standard would be for fiscal years beginning after December 15, 2022, as compared to the current effective date for fiscal years beginning after December 15, 2019. The FASB expects to issue the final amendments later this year. If adopted, the Corporation may either early adopt or delay CECL implementation.

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

The following table summarizes the expected impact of interest rate shocks on net interest income as well as the Corporation’s policy limits at each level. All scenarios were within policy limits at June 30, 2019.

Change in Interest Rates	Annual Change in Net	% Change in Net	% Change
(basis points)	Interest Income (in thousands)	Interest Income	Policy Limit
+100	$2,649	4.22%	(5.00)%
-100	$(2,903)	(4.62)%	(5.00)%

+200	$5,168	8.22%	(15.00)%
-200	$(6,776)	(10.78)%	(15.00)%

+300	$7,535	11.99%	(25.00)%
-300	$(10,246)	(16.30)%	(25.00)%

+400	$10,065	16.01%	(35.00)%

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Treasurer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive and Chief Financial Officers concluded that, as of June 30, 2019, the Corporation’s disclosure controls and procedures were effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in the Corporation’s internal control over financial reporting that occurred during the three and six months ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
April 1 - 30, 2019	0	$0	0	$5,000,000
May 1 - 31, 2019	0	$0	0	$5,000,000
June 1 - 30, 2019	35,600	$21.41	35,600	$4,237,804

The Corporation has a Share Repurchase Program (Program), which was authorized in 2018 to permit the purchase of up to a maximum of 4.9 percent of the outstanding shares of the Corporation’s common stock at a price per share no greater than 150 percent of the latest quarterly published book value. The Corporation’s Board of Directors, under the Program, has approved the repurchase of shares of its common stock in an aggregate amount of up to $5 million. For the three month period ended June 30, 2019 the Corporation had acquired 35,600 shares of its common stock under the Program. No shares were repurchased in 2018 or during the first quarter of 2019 under the Program. All shares of common stock repurchased pursuant to the Program will be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

This Item 4 is not applicable to the Corporation.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for June 30, 2018, filed with the Commission on August 6, 2018)

3.2	Amended By-laws (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 12, 2016)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101	Financial statements from the Quarterly Report on Form 10-Q of Codorus Valley Bancorp, Inc. for the quarter ended June 30, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholder’s Equity, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Codorus Valley Bancorp, Inc.
(Registrant)

August 5, 2019	/s/ Larry J. Miller
Date	Larry J. Miller
Chairman, President
and Chief Executive Officer
(Principal Executive Officer)

August 5, 2019	/s/ Larry D. Pickett
Date	Larry D. Pickett, CPA
Treasurer
(Principal Financial and Accounting Officer)