Form 10-Q
period 2019-09-30
CODORUS VALLEY BANCORP INC
filed 2019-11-04
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

or

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

(Address of principal executive offices)(Zip code)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On October 25, 2019, 9,725,688 shares of common stock, par value $2.50, were outstanding, which includes the effect of the 5 percent common stock dividend declared on October 8, 2019.

Codorus Valley Bancorp, Inc.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Codorus Valley Bancorp, Inc.

Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
(dollars in thousands, except per share data)	2019	2018
Assets
Interest bearing deposits with banks	$103,260	$69,103
Cash and due from banks	24,086	27,679
Total cash and cash equivalents	127,346	96,782
Securities, available-for-sale	162,918	149,593
Restricted investment in bank stocks, at cost	4,551	5,922
Loans held for sale	9,745	4,127
Loans (net of deferred fees of $3,635 - 2019 and $3,722 - 2018)	1,490,646	1,485,680
Less-allowance for loan losses	(21,164)	(19,144)
Net loans	1,469,482	1,466,536
Premises and equipment, net	26,782	24,724
Operating leases right-of-use assets	2,408	0
Goodwill	2,301	2,301
Other assets	63,863	57,495
Total assets	$1,869,396	$1,807,480

Liabilities
Deposits
Noninterest bearing	$268,547	$252,777
Interest bearing	1,291,477	1,242,503
Total deposits	1,560,024	1,495,280
Short-term borrowings	8,830	7,022
Long-term debt	96,758	115,310
Operating leases liabilities	2,579	0
Other liabilities	11,832	11,122
Total liabilities	1,680,023	1,628,734

Shareholders’ equity
Preferred stock, par value $2.50 per share;
1,000,000 shares authorized; 0 shares issued and outstanding	0	0
Common stock, par value $2.50 per share; 30,000,000 shares authorized;	24,819	23,629
shares issued: 9,461,918 at September 30, 2019 and 9,451,547 at December 31, 2018; and shares outstanding: 9,328,354 at September 30, 2019 and 9,451,547 at December 31, 2018
Additional paid-in capital	144,114	134,506
Retained earnings	21,971	22,837
Accumulated other comprehensive income (loss)	1,509	(2,226)
Treasury stock, at cost; 133,564 shares at September 30, 2019	(3,040)	0
Total shareholders’ equity	189,373	178,746
Total liabilities and shareholders’ equity	$1,869,396	$1,807,480

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Income

Unaudited

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2019	2018	2019	2018
Interest income
Loans, including fees	$19,847	$19,580	$59,331	$55,723
Investment securities:
Taxable	780	568	2,200	1,702
Tax-exempt	152	261	532	817
Dividends	85	100	292	318
Other	602	287	1,522	663
Total interest income	21,466	20,796	63,877	59,223

Interest expense
Deposits	4,815	3,581	14,051	9,283
Federal funds purchased and other short-term borrowings	11	15	31	48
Long-term debt	627	768	2,008	2,036
Total interest expense	5,453	4,364	16,090	11,367
Net interest income	16,013	16,432	47,787	47,856
Provision for loan losses	0	1,300	2,250	1,800
Net interest income after provision for loan losses	16,013	15,132	45,537	46,056

Noninterest income
Trust and investment services fees	921	818	2,642	2,389
Income from mutual fund, annuity and insurance sales	255	255	786	806
Service charges on deposit accounts	1,239	1,187	3,605	3,485
Income from bank owned life insurance	301	248	960	730
Other income	443	364	1,497	1,221
Gain on sales of loans held for sale	312	435	849	1,436
Gain (loss) on sales of securities	2	0	(1)	0
Total noninterest income	3,473	3,307	10,338	10,067

Noninterest expense
Personnel	7,849	7,159	22,946	21,855
Occupancy of premises, net	865	860	2,728	2,556
Furniture and equipment	787	701	2,334	2,262
Postage, stationery and supplies	190	196	549	560
Professional and legal	272	286	603	609
Marketing	441	373	1,164	1,200
FDIC insurance	5	189	465	493
Debit card processing	263	318	903	902
Charitable donations	337	119	1,316	1,792
Telecommunications	124	119	380	500
External data processing	649	579	1,821	1,563
Foreclosed real estate including provision for losses	10	13	144	33
Other	1,059	1,090	2,563	2,557
Total noninterest expense	12,851	12,002	37,916	36,882
Income before income taxes	6,635	6,437	17,959	19,241
Provision for income taxes	1,432	1,377	3,806	4,044
Net income	$5,203	$5,060	$14,153	$15,197
Net income per share, basic	$0.53	$0.51	$1.43	$1.54
Net income per share, diluted	$0.52	$0.51	$1.42	$1.53

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Comprehensive Income

Unaudited

	Three months ended September 30,
(dollars in thousands)	2019	2018
Net income	$5,203	$5,060
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding gains (losses) arising during the period
(net of tax expense (benefit) of $164 and ($203), respectively)	619	(767)
Reclassification adjustment for gains included in net income
(net of tax expense of $0 and $0, respectively) (a) (b)	(2)	0
Net unrealized gains (losses)	617	(767)
Comprehensive income	$5,820	$4,293

	Nine months ended September 30,
(dollars in thousands)	2019	2018
Net income	$14,153	$15,197
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding gains (losses) arising during the period
(net of tax expense (benefit) of $992 and ($788), respectively)	3,734	(2,967)
Reclassification adjustment for losses included in net income
(net of tax benefit of $0 and $0, respectively) (a) (b)	1	0
Net unrealized gains (losses)	3,735	(2,967)
Comprehensive income	$17,888	$12,230

(a)	Amounts are included in net gain on sales of securities on the Consolidated Statements of Income within noninterest income.
(b)	Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Cash Flows

Unaudited

	Nine months ended September 30,
(dollars in thousands)	2019	2018
Cash flows from operating activities
Net income	$14,153	$15,197
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	1,964	1,780
Net amortization of premiums on securities	232	335
Amortization of deferred loan origination fees and costs	(974)	(1,264)
Net amortization of operating lease right of use assets	446	0
Provision for loan losses	2,250	1,800
Provision for losses on foreclosed real estate	26	0
Increase in bank owned life insurance	(960)	(730)
Originations of mortgage loans held for sale	(27,789)	(28,746)
Originations of SBA loans held for sale	(6,766)	(12,292)
Proceeds from sales of mortgage loans held for sale	26,289	29,744
Proceeds from sales of SBA loans held for sale	3,286	10,352
Net gain on sales of mortgage loans held for sale	(596)	(718)
Gain on sales of SBA loans held for sale	(253)	(718)
Gain on disposal of premises and equipment	(15)	(11)
Loss on sales of securities, available-for-sale	1	0
Loss on sales of foreclosed real estate	0	3
Stock-based compensation	395	457
Decrease (increase) in interest receivable	577	(174)
(Increase) decrease in other assets	(87)	355
Increase in interest payable	28	239
Increase in other liabilities	701	1,830
Net cash provided by operating activities	12,908	17,439
Cash flows from investing activities
Purchases of securities, available-for-sale	(111,466)	(10,946)
Maturities, repayments and calls of securities, available-for-sale	90,859	20,616
Sales of securities, available-for-sale	11,776	0
Net decrease in restricted investment in bank stock	1,371	189
Net increase in loans made to customers	(4,222)	(94,963)
Purchases of premises and equipment	(2,747)	(2,231)
Investment in bank owned life insurance	(6,836)	(7)
Proceeds from sales of foreclosed real estate	111	155
Net cash used in investing activities	(21,154)	(87,187)
Cash flows from financing activities
Net (decrease) increase in demand and savings deposits	(9,492)	69,510
Net increase in time deposits	74,236	16,242
Net increase (decrease) increase in short-term borrowings	1,808	(11,871)
Proceeds from issuance of long-term debt	0	30,000
Repayment of long-term debt	(20,000)	(25,000)
Cash dividends paid to shareholders	(4,533)	(4,151)
Treasury stock reissued	213	0
Treasury stock purchased	(3,530)	0
Issuance of stock	108	842
Net cash provided by financing activities	38,810	75,572
Net increase in cash and cash equivalents	30,564	5,824
Cash and cash equivalents at beginning of year	96,782	79,524
Cash and cash equivalents at end of period	$127,346	$85,348

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Unaudited

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Stock	Capital	Earnings	(Loss) Income	Stock	Total

Balance, January 1, 2019	$0	$23,629	$134,506	$22,837	$(2,226)	$0	$178,746
Net income				4,091			4,091
Other comprehensive income, net of tax					1,399		1,399
Cash dividends ($0.152 per share, adjusted)				(1,512)			(1,512)
Adoption of ASC topic 842 (leases)				(199)			(199)
Stock-based compensation			135				135
Forfeiture of restricted stock and withheld shares			2			(4)	(2)
Issuance and reissuance of stock:
6,646 shares under the dividend reinvestment and stock purchase plan		17	132				149

Balance, March 31, 2019	$0	$23,646	$134,775	$25,217	$(827)	$(4)	$182,807

Balance, April 1, 2019	$0	$23,646	$134,775	$25,217	$(827)	$(4)	$182,807
Net income				4,859			4,859
Other comprehensive income, net of tax					1,719		1,719
Cash dividends ($0.152 per share, adjusted)				(1,513)			(1,513)
Stock-based compensation			118				118
Forfeiture of restricted stock and withheld shares			5			(5)	0
Repurchased stock - 35,600 shares						(762)	(762)
Issuance and reissuance of stock:
6,605 shares under the dividend reinvestment and stock purchase plan		9	128			9	146
4,221 shares under the stock option plan			(69)			88	19
6,694 shares under employee stock purchase plan			(14)			141	127

Balance, June 30, 2019	$0	$23,655	$134,943	$28,563	$892	$(533)	$187,520

Balance, July 1, 2019	0	23,655	134,943	28,563	892	(533)	187,520
Net income				5,203			5,203
Other comprehensive income, net of tax					617		617
Cash dividends ($0.152 per share, adjusted)				(1,508)			(1,508)
5% stock dividend, 465,473 shares at fair value		1,164	9,123	(10,287)			0
Stock-based compensation			142				142
Repurchased stock - 121,200 shares						(2,768)	(2,768)
Issuance and reissuance of stock:
6,421 shares under the dividend reinvestment and stock purchase plan			6			136	142
5,221 shares under the stock option plan			(86)			111	25
679 shares of stock-based compensation awards			(14)			14	0

Balance, September 30, 2019	0	$24,819	$144,114	$21,971	$1,509	$(3,040)	$189,373

Balance, January 1, 2018	$0	$22,265	$120,052	$22,860	$(958)	$0	$164,219
Net income				4,083			4,083
Other comprehensive loss, net of tax					(1,788)		(1,788)
Cash dividends ($0.141 per share, adjusted)				(1,381)			(1,381)
Stock-based compensation			230				230
Forfeiture of restricted stock and withheld shares						(63)	(63)
Issuance and reissuance of stock:
5,518 shares under the dividend reinvestment and stock purchase plan		9	76			57	142
13,736 shares under the stock option plan		34	205				239
1,816 shares of stock-based compensation awards		4	(4)				0

Balance, March 31, 2018	$0	$22,312	$120,559	$25,562	$(2,746)	$(6)	$165,681

Balance, April 1, 2018	$0	$22,312	$120,559	$25,562	$(2,746)	$(6)	$165,681
Net income				6,054			6,054
Other comprehensive loss, net of tax					(412)		(412)
Cash dividends ($0.141 per share, adjusted)				(1,383)			(1,383)
Stock-based compensation			102				102
Forfeiture of restricted stock			5			(7)	(2)
Issuance and reissuance of stock:
4,585 shares under the dividend reinvestment and stock purchase plan		11	122				133
11,624 shares under the stock option plan		28	45			9	82
5,125 shares under employee stock purchase plan		9	105			4	118

Balance, June 30, 2018	$0	$22,360	$120,938	$30,233	$(3,158)	$0	$170,373

Balance, July 1, 2018	0	22,360	120,938	30,233	(3,158)	0	170,373
Net income				5,060			5,060
Other comprehensive loss, net of tax					(767)		(767)
Cash dividends ($0.141 per share, adjusted)				(1,387)			(1,387)
5% stock dividend, 447,700 shares at fair value		1,119	12,907	(14,026)			0
Stock-based compensation			125				125
Forfeiture of restricted stock						(5)	(5)
Issuance and reissuance of stock:
2,615 shares under the dividend reinvestment and stock purchase plan		11	124				135
5,175 shares under the stock option plan		8	55				63
2,401 shares of stock-based compensation awards		6	(6)				0

Balance, September 30, 2018	$0	$23,504	$134,143	$19,880	$(3,925)	$(5)	$173,597

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

Codorus Valley Bancorp, Inc. (“Corporation” or “Codorus Valley”) is a one-bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (“PeoplesBank” or “Bank”). PeoplesBank operates two wholly-owned subsidiaries as of September 30, 2019. Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, which sells nondeposit investment products and SYC Settlement Services, Inc., which provides real estate settlement services. In addition, PeoplesBank may periodically create nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending the liquidation of these properties. PeoplesBank operates under a state charter and is subject to regulation by the Pennsylvania Department of Banking and Securities, and the Federal Deposit Insurance Corporation. The Corporation is subject to regulation by the Federal Reserve Board and the Pennsylvania Department of Banking and Securities.

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and a wholly-owned nonbank subsidiary, SYC Realty Company, Inc. SYC Realty was inactive during the period ended September 30, 2019. The accounts of CVB Statutory Trust No. 1 and No. 2 are not included in the consolidated financial statements as discussed in Note 7—Short-Term Borrowings and Long-Term Debt. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

These consolidated statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018.

The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of September 30, 2019 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

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

Banking regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to the Corporation. Based on an analysis of the loan portfolio, the Corporation believes that the level of the allowance for loan losses at September 30, 2019 is adequate.

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in-substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, obtained from an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a write-down. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At September 30, 2019 there was $1,618,000 of foreclosed real estate, none of which was residential real estate. Included within loans receivable as of September 30, 2019 was a recorded investment of $388,000 of consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

Mortgage Servicing Rights

The mortgage servicing rights (MSRs) associated with the sold loans are included in other assets on the consolidated balance sheets at an amount equal to the estimated fair value of the contractual rights to service the mortgage loans. The MSR asset is amortized as a reduction to servicing income. The MSR asset is evaluated periodically for impairment and carried at the lower of amortized cost or fair value. A third party calculates fair value by discounting the estimated cash flows from servicing income using a rate consistent with the risk associated with these assets and an expected life commensurate with the expected life of the underlying loans. In the event that the amortized cost of the MSR asset exceeds the fair value of the asset, a valuation allowance would be established through a charge against servicing income. Subsequent fair value evaluations may determine that impairment has been reduced or eliminated, in which case the valuation allowance would be reduced through a credit to earnings. At September 30, 2019, the balance of residential mortgage loans serviced for third parties was $116,464,000 compared to $98,852,000 at December 31, 2018.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Amortized cost:
Balance at beginning of period	$905	$808	$925	$672
Originations of mortgage servicing rights	87	104	211	297
Amortization expense	(56)	(36)	(139)	(93)
Valuation allowance	(11)	0	(72)	0
Balance at end of period	$925	$876	$925	$876

Goodwill and Core Deposit Intangible Assets

Goodwill arising from acquisitions is not amortized, but is subject to an annual impairment test. This test consists of a qualitative analysis. If the Corporation determines events or circumstances indicate that it is more likely than not that goodwill is impaired, a quantitative analysis must be completed. Analyses may also be performed between annual tests. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. The Corporation completes its annual goodwill impairment test on October 1st of each year. Based upon a qualitative analysis of goodwill, the Corporation concluded that the amount of recorded goodwill was not impaired as of October 1, 2019.

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

At September 30, 2019, the Corporation does not have any indicators of potential impairment of either goodwill or core deposit intangibles.

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

Per Share Data

All per share computations include the effect of stock dividends declared, including the 5 percent stock dividend declared October 8, 2019. The computation of net income per share is provided in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net income	$5,203	$5,060	$14,153	$15,197

Weighted average shares outstanding (basic)	9,860	9,868	9,904	9,848
Effect of dilutive stock options	63	112	67	102
Weighted average shares outstanding (diluted)	9,923	9,980	9,971	9,950

Basic earnings per share	$0.53	$0.51	$1.43	$1.54
Diluted earnings per share	$0.52	$0.51	$1.42	$1.53

Anti-dilutive stock options excluded from the computation of earnings per share	30	1	30	2

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

Supplemental cash flow information is provided in the table below.

	Nine months ended
	September 30,
(dollars in thousands)	2019	2018
Cash paid during the period for:
Income taxes	$3,610	$3,115
Interest	$16,062	$11,128

Noncash investing and financing activities:
Transfer of loans to foreclosed real estate	$0	$1,709
Initial recognition of financing lease right-of-use assets	$1,358	$0
Initial recognition of financing lease liabilities	$1,480	$0
Initial recognition of operating lease right-of-use assets	$2,958	$0
Initial recognition of operating lease liabilities	$3,035	$0
Increase in other liabilities for purchase of securities settling after quarter end	$0	$1,258

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). This standard adds a new Topic 326 which requires companies to measure and record impairment on financial instruments at the time of origination using the expected credit loss (CECL) model. The CECL model calculates impairment based on historical experience, current conditions, and reasonable and supportable forecasts, and reflects the organization’s current estimate of all expected credit losses over the contractual term of its financial assets. The new standard was delayed and is now effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Corporation expects the provisions of ASU No. 2016-13 to impact the Corporation’s consolidated financial statements, in particular, the level of the reserve for credit losses. The Corporation is continuing to evaluate the extent of the potential impact and expects that portfolio composition and economic conditions at the time of adoption will be a factor.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement. The amendments in this update modify the disclosure requirements in Topic 820, Fair Value Measurement. The following disclosure requirements were removed: the amount of and reasons for transfers between Level 1 and Level 2, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. The following disclosure requirements were modified: for investments in certain entities that calculate net asset value, and entity is required to disclose the timing of liquidation of investee’s assets and the amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The following disclosure requirements were added: the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The update is effective for fiscal years beginning after December 15, 2019. The adoption of this update is not expected to have a material impact on its consolidated financial statements based on current circumstances.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with those incurred to develop or obtain internal-use software. This standard requires application of Subtopic 350-40 to determine which costs to implement the service contract would be capitalized as an asset and which costs would be expensed. The amendments in the Update are effective for the years beginning after December 15, 2019. The adoption of this update is not expected to have a material impact on its consolidated financial statements based on current circumstances.

Note 2-Securities

A summary of securities available-for-sale at September 30, 2019 and December 31, 2018 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof and investments in the obligations of states and municipalities. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At September 30, 2019, while 88 percent of the fair value of the municipal bond portfolio was concentrated in the Commonwealth of Pennsylvania, the portfolio was intentionally distributed to limit exposure with the largest issuer at $2.3 million.

	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2019
Debt securities:
U.S. Treasury notes	$17,804	$187	$(37)	$17,954
U.S. agency	15,000	37	(96)	14,941
U.S. agency mortgage-backed, residential	101,179	1,610	(60)	102,729
State and municipal	27,025	271	(2)	27,294
Total debt securities	$161,008	$2,105	$(195)	$162,918
December 31, 2018
Debt securities:
U.S. Treasury notes	$19,780	$29	$(806)	$19,003
U.S. agency	16,000	0	(937)	15,063
U.S. agency mortgage-backed, residential	75,446	102	(993)	74,555
State and municipal	41,184	85	(297)	40,972
Total debt securities	$152,410	$216	$(3,033)	$149,593

The amortized cost and estimated fair value of debt securities at September 30, 2019 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$1,709	$1,713
Due after one year through five years	104,059	105,078
Due after five years through ten years	49,706	50,134
Due after ten years	5,534	5,993
Total debt securities	$161,008	$162,918

Gross realized gains and losses on sales of securities available-for-sale are shown below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Realized gains	$2	$0	$16	$0
Realized losses	0	0	(17)	0
Net gains (losses)	$2	$0	$(1)	$0

Investment securities having a carrying value of $144,411,000 and $123,088,000 on September 30, 2019 and December 31, 2018, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at September 30, 2019 and December 31, 2018.

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
September 30, 2019
Debt securities:
U.S. Treasury notes	2	$7,940	$(37)	0	$0	$0	2	$7,940	$(37)
U.S. agency	0	0	0	2	9,904	(96)	2	9,904	(96)
U.S. agency mortgage-backed, residential	9	15,558	(57)	2	1,308	(3)	11	16,866	(60)
State and municipal	3	1,168	(2)	0	0	0	3	1,168	(2)
Total temporarily impaired debt securities, available-for-sale	14	$24,666	$(96)	4	$11,212	$(99)	18	$35,878	$(195)
December 31, 2018
Debt securities:
U.S. Treasury notes	0	$0	$0	3	$13,980	$(806)	3	$13,980	$(806)
U.S. agency	0	0	0	4	15,063	(937)	4	15,063	(937)
U.S. agency mortgage-backed, residential	8	4,878	(14)	39	51,137	(979)	47	56,015	(993)
State and municipal	15	6,707	(11)	36	20,287	(286)	51	26,994	(297)
Total temporarily impaired debt securities, available-for-sale	23	$11,585	$(25)	82	$100,467	$(3,008)	105	$112,052	$(3,033)

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

The Corporation believes that unrealized losses at September 30, 2019 were primarily the result of changes in market interest rates and that the Corporation has the ability to hold these investments for a time necessary to recover the amortized cost. Through September 30, 2019 the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

Note 3—Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of September 30, 2019 and December 31, 2018, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLBP”) and, to a lesser degree, Atlantic Community Bancshares, Inc. (“ACBI”), the parent company of Atlantic Community Bankers Bank (“ACBB”). Under the FHLBP’s Capital Plan member banks, including PeoplesBank, are required to maintain a minimum stock investment. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the periods ended September 30, 2019 and 2018. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended September 30, 2019 and 2018.

Note 4—Loans

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at September 30, 2019 and December 31, 2018. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance. Those industries representing the largest dollar investment and most risk are listed separately. The “Other” commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

	September 30,	% Total	December 31,	% Total
(dollars in thousands)	2019	Loans	2018	Loans
Builder & developer	$146,829	9.9	$154,977	10.4
Commercial real estate investor	212,571	14.3	210,501	14.2
Residential real estate investor	229,277	15.4	231,118	15.6
Hotel/Motel	80,868	5.4	77,480	5.2
Wholesale & retail	115,544	7.7	117,280	7.9
Manufacturing	89,737	6.0	80,075	5.4
Agriculture	78,506	5.3	65,540	4.4
Other	320,654	21.5	342,839	23.0
Total commercial related loans	1,273,986	85.5	1,279,810	86.1
Residential mortgages	92,522	6.2	83,977	5.7
Home equity	100,300	6.7	98,019	6.6
Other	23,838	1.6	23,874	1.6
Total consumer related loans	216,660	14.5	205,870	13.9
Total loans	$1,490,646	100.0	$1,485,680	100.0

Loan Risk Ratings

The Corporation’s internal risk rating system follows regulatory guidance as to risk classifications and definitions. Every approved loan is assigned a risk rating. Generally, risk ratings for commercial related loans and residential mortgages held for investment are determined by a formal evaluation of risk factors performed by the Corporation’s underwriting staff. For consumer loans, and commercial loans up to $500,000, the Corporation uses third-party credit scoring software models for risk rating purposes. The loan portfolio is monitored on a continuous basis by loan officers, loan review personnel and senior management. Adjustments of loan risk ratings are generally performed by the Special Asset Committee (the ‘Committee’), which includes senior management. The Committee, which typically meets at least quarterly, makes changes, as appropriate, to risk ratings when it becomes aware of credit events such as payment delinquency, cessation of a business or project, bankruptcy or death of the borrower, or changes in collateral value. In addition to review by the Committee, existing loans are monitored by the primary loan officer and loan review to determine if any changes, upward or downward, in risk ratings are appropriate. An external consultant is also used to review a portion of the existing portfolio and recommend rating changes as appropriate. Primary loan officers and internal loan review may downgrade existing loans, except to nonaccrual status. Only the Committee, Executive Chairman or President/CEO may upgrade a loan that is classified.

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

The table below presents a summary of loan risk ratings by loan class at September 30, 2019 and December 31, 2018.

		Special
(dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total
September 30, 2019
Builder & developer	$138,345	$6,581	$269	$1,634	$146,829
Commercial real estate investor	206,103	3,900	2,340	228	212,571
Residential real estate investor	218,511	3,818	210	6,738	229,277
Hotel/Motel	68,336	12,305	227	0	80,868
Wholesale & retail	93,408	10,439	4,296	7,401	115,544
Manufacturing	77,947	660	9,882	1,248	89,737
Agriculture	74,911	335	408	2,852	78,506
Other	285,081	14,617	13,846	7,110	320,654
Total commercial related loans	1,162,642	52,655	31,478	27,211	1,273,986
Residential mortgage	91,890	437	74	121	92,522
Home equity	99,618	62	0	620	100,300
Other	23,535	0	7	296	23,838
Total consumer related loans	215,043	499	81	1,037	216,660
Total loans	$1,377,685	$53,154	$31,559	$28,248	$1,490,646

December 31, 2018
Builder & developer	$152,188	$1,604	$411	$774	$154,977
Commercial real estate investor	204,141	1,808	4,317	235	210,501
Residential real estate investor	222,227	3,597	235	5,059	231,118
Hotel/Motel	77,480	0	0	0	77,480
Wholesale & retail	94,726	9,973	4,952	7,629	117,280
Manufacturing	72,058	4,991	1,302	1,724	80,075
Agriculture	61,636	3,244	0	660	65,540
Other	318,940	7,760	12,689	3,450	342,839
Total commercial related loans	1,203,396	32,977	23,906	19,531	1,279,810
Residential mortgage	83,305	7	82	583	83,977
Home equity	97,395	13	0	611	98,019
Other	23,601	1	9	263	23,874
Total consumer related loans	204,301	21	91	1,457	205,870
Total loans	$1,407,697	$32,998	$23,997	$20,988	$1,485,680

Impaired Loans

The table below presents a summary of impaired loans at September 30, 2019 and December 31, 2018. As of September 30, 2019, generally, impaired loans are all loans risk rated nonaccrual or classified troubled debt restructuring. As of December 31, 2018, generally, impaired loans are certain loans risk rated substandard and all loans risk rated nonaccrual or classified as troubled debt restructuring. An allowance is established for individual loans that are commercial related where the Corporation has doubt as to the full recovery of the outstanding principal balance. Typically, impaired consumer related loans are partially or fully charged-off eliminating the need for specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for payments collected on a non-cash basis and charge-offs.

	With No Allowance		With A Related Allowance			Total
	Recorded	Unpaid	Recorded	Unpaid	Related	Recorded	Unpaid
(dollars in thousands)	Investment	Principal	Investment	Principal	Allowance	Investment	Principal
September 30, 2019
Builder & developer	$1,370	$1,391	$487	$487	$276	$1,857	$1,878
Commercial real estate investor	2,568	2,568	0	0	0	2,568	2,568
Residential real estate investor	773	780	5,965	6,049	1,316	6,738	6,829
Hotel/Motel	0	0	0	0	0	0	0
Wholesale & retail	244	244	7,401	7,782	2,537	7,645	8,026
Manufacturing	15	15	1,233	1,305	463	1,248	1,320
Agriculture	1,794	1,794	1,058	1,058	714	2,852	2,852
Other commercial	2,244	2,250	4,866	5,002	2,079	7,110	7,252
Total impaired commercial related loans	9,008	9,042	21,010	21,683	7,385	30,018	30,725
Residential mortgage	121	121	0	0	0	121	121
Home equity	620	620	0	0	0	620	620
Other consumer	296	300	0	0	0	296	300
Total impaired consumer related loans	1,037	1,041	0	0	0	1,037	1,041
Total impaired loans	$10,045	$10,083	$21,010	$21,683	$7,385	$31,055	$31,766

December 31, 2018
Builder & developer	$1,047	$1,318	$138	$138	$51	$1,185	$1,456
Commercial real estate investor	4,552	4,552	0	0	0	4,552	4,552
Residential real estate investor	909	909	4,385	4,385	1,218	5,294	5,294
Hotel/Motel	0	0	0	0	0	0	0
Wholesale & retail	5,200	5,200	7,629	7,629	757	12,829	12,829
Manufacturing	1,320	1,320	1,706	1,706	539	3,026	3,026
Agriculture	660	660	0	0	0	660	660
Other commercial	13,245	13,245	2,894	2,894	1,114	16,139	16,139
Total impaired commercial related loans	26,933	27,204	16,752	16,752	3,679	43,685	43,956
Residential mortgage	665	689	0	0	0	665	689
Home equity	611	611	0	0	0	611	611
Other consumer	272	272	0	0	0	272	272
Total impaired consumer related loans	1,548	1,572	0	0	0	1,548	1,572
Total impaired loans	$28,481	$28,776	$16,752	$16,752	$3,679	$45,233	$45,528

The table below presents a summary of average impaired loans and related interest income that was included in net income for the three and nine months ended September 30, 2019 and 2018.

	With No Related Allowance		With A Related Allowance		Total
	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income	Investment	Income
Three months ended September 30, 2019
Builder & developer	$1,281	$4	$243	$0	$1,524	$4
Commercial real estate investor	2,594	35	0	0	2,594	35
Residential real estate investor	588	4	5,113	0	5,701	4
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	244	2	7,317	0	7,561	2
Manufacturing	15	4	1,281	0	1,296	4
Agriculture	1,221	6	529	0	1,750	6
Other commercial	2,096	0	5,788	0	7,884	0
Total impaired commercial related loans	8,039	55	20,271	0	28,310	55
Residential mortgage	121	0	0	0	121	0
Home equity	575	5	0	0	575	5
Other consumer	278	4	0	0	278	4
Total impaired consumer related loans	974	9	0	0	974	9
Total impaired loans	$9,013	$64	$20,271	$0	$29,284	$64

Three months ended September 30, 2018
Builder & developer	$1,280	$4	$69	$2	$1,349	$6
Commercial real estate investor	6,040	82	0	0	6,040	82
Residential real estate investor	1,909	17	0	0	1,909	17
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	3,538	3	3,909	116	7,447	119
Manufacturing	2,422	23	925	69	3,347	92
Agriculture	477	3	0	0	477	3
Other commercial	1,039	18	0	0	1,039	18
Total impaired commercial related loans	16,705	150	4,903	187	21,608	337
Residential mortgage	394	31	0	0	394	31
Home equity	529	6	0	0	529	6
Other consumer	248	8	0	0	248	8
Total impaired consumer related loans	1,171	45	0	0	1,171	45
Total impaired loans	$17,876	$195	$4,903	$187	$22,779	$382

	With No Related Allowance		With A Related Allowance		Total
	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income	Investment	Income
Nine months ended September 30, 2019
Builder & developer	$1,202	$32	$156	$0	$1,358	$32
Commercial real estate investor	3,102	103	0	0	3,102	103
Residential real estate investor	601	15	4,729	0	5,330	15
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	1,483	8	7,359	0	8,842	8
Manufacturing	342	13	1,462	0	1,804	13
Agriculture	939	17	265	0	1,204	17
Other commercial	4,849	0	5,329	0	10,178	0
Total impaired commercial related loans	12,518	188	19,300	0	31,818	188
Residential mortgage	335	9	0	0	335	9
Home equity	590	15	0	0	590	15
Other consumer	278	13	0	0	278	13
Total impaired consumer related loans	1,203	37	0	0	1,203	37
Total impaired loans	$13,721	$225	$19,300	$0	$33,021	$225

Nine months ended September 30, 2018
Builder & developer	$1,883	$10	$35	$7	$1,918	$17
Commercial real estate investor	5,296	224	265	0	5,561	224
Residential real estate investor	1,637	42	0	0	1,637	42
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	5,316	8	1,954	301	7,270	309
Manufacturing	3,087	68	463	206	3,550	274
Agriculture	427	4	0	0	427	4
Other commercial	1,031	48	0	0	1,031	48
Total impaired commercial related loans	18,677	404	2,717	514	21,394	918
Residential mortgage	327	32	0	0	327	32
Home equity	492	29	0	0	492	29
Other consumer	242	26	0	0	242	26
Total impaired consumer related loans	1,061	87	0	0	1,061	87
Total impaired loans	$19,738	$491	$2,717	$514	$22,455	$1,005

Past Due and Nonaccrual

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule that shows the length of time a loan is past due.  The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at September 30, 2019 and December 31, 2018.

			≥ 90 Days
	30-59	60-89	Past Due		Total Past
	Days	Days	and		Due and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Loans
September 30, 2019
Builder & developer	$175	$651	$570	$1,634	$3,030	$143,799	$146,829
Commercial real estate investor	0	0	0	228	228	212,343	212,571
Residential real estate investor	51	0	114	6,738	6,903	222,374	229,277
Hotel/Motel	0	0	0	0	0	80,868	80,868
Wholesale & retail	286	31	2,293	7,401	10,011	105,533	115,544
Manufacturing	0	0	670	1,248	1,918	87,819	89,737
Agriculture	0	0	0	2,852	2,852	75,654	78,506
Other	1,160	876	46	7,110	9,192	311,462	320,654
Total commercial related loans	1,672	1,558	3,693	27,211	34,134	1,239,852	1,273,986
Residential mortgage	0	155	104	121	380	92,142	92,522
Home equity	374	183	0	620	1,177	99,123	100,300
Other	5	73	44	296	418	23,420	23,838
Total consumer related loans	379	411	148	1,037	1,975	214,685	216,660
Total loans	$2,051	$1,969	$3,841	$28,248	$36,109	$1,454,537	$1,490,646

December 31, 2018
Builder & developer	$159	$547	$43	$774	$1,523	$153,454	$154,977
Commercial real estate investor	0	0	1,828	235	2,063	208,438	210,501
Residential real estate investor	244	812	0	5,059	6,115	225,003	231,118
Hotel/Motel	0	0	0	0	0	77,480	77,480
Wholesale & retail	0	0	97	7,629	7,726	109,554	117,280
Manufacturing	0	0	0	1,724	1,724	78,351	80,075
Agriculture	0	0	0	660	660	64,880	65,540
Other	4,877	0	0	3,450	8,327	334,512	342,839
Total commercial related loans	5,280	1,359	1,968	19,531	28,138	1,251,672	1,279,810
Residential mortgage	0	10	66	583	659	83,318	83,977
Home equity	206	94	0	611	911	97,108	98,019
Other	263	2	94	263	622	23,252	23,874
Total consumer related loans	469	106	160	1,457	2,192	203,678	205,870
Total loans	$5,749	$1,465	$2,128	$20,988	$30,330	$1,455,350	$1,485,680

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

The table below shows loans whose terms have been modified under TDRs during the three and nine months ended September 30, 2019 and 2018.  There were no impairment losses recognized on these TDRs. There were no defaults during the three and nine months ended September 30, 2019 for TDRs entered into during the previous 12 month period.

	Modifications
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Recorded
	of	Recorded	Recorded	Investment
(dollars in thousands)	Contracts	Investments	Investments	at Period End
Three months ended:

September 30, 2019
None

September 30, 2018
Commercial related loans accruing	2	$1,114	$1,155	$1,154

Nine months ended:

September 30, 2019
Commercial related loans accruing	1	$63	$63	$56

September 30, 2018
Commercial related loans accruing	3	$1,264	$1,305	$1,293

NOTE 5 – Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the three and nine months ended September 30, 2019 and 2018.

	Allowance for Loan Losses
	July 1, 2019				September 30, 2019
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,708	$(8)	$0	$(495)	$2,205
Commercial real estate investor	2,568	0	0	60	2,628
Residential real estate investor	3,888	0	3	33	3,924
Hotel/Motel	746	0	0	2	748
Wholesale & retail	3,482	(24)	0	144	3,602
Manufacturing	1,355	0	0	(74)	1,281
Agriculture	556	0	0	819	1,375
Other commercial	5,145	0	0	(380)	4,765
Total commercial related loans	20,448	(32)	3	109	20,528
Residential mortgage	137	0	0	13	150
Home equity	272	(30)	69	(97)	214
Other consumer	160	(35)	15	20	160
Total consumer related loans	569	(65)	84	(64)	524
Unallocated	157	0	0	(45)	112
Total	$21,174	$(97)	$87	$0	$21,164

	Allowance for Loan Losses
	July 1, 2018				September 30, 2018
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,899	$(144)	$41	$218	$3,014
Commercial real estate investor	2,695	0	0	49	2,744
Residential real estate investor	2,424	(1)	3	68	2,494
Hotel/Motel	764	0	0	46	810
Wholesale & retail	938	0	1	775	1,714
Manufacturing	645	0	0	681	1,326
Agriculture	471	0	0	76	547
Other commercial	2,955	0	18	(63)	2,910
Total commercial related loans	13,791	(145)	63	1,850	15,559
Residential mortgage	114	0	9	(1)	122
Home equity	203	(123)	0	203	283
Other consumer	192	(30)	13	(17)	158
Total consumer related loans	509	(153)	22	185	563
Unallocated	2,847	0	0	(735)	2,112
Total	$17,147	$(298)	$85	$1,300	$18,234

	Allowance for Loan Losses
	January 1, 2019				September 30, 2019
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,835	$(8)	$0	$(622)	$2,205
Commercial real estate investor	2,636	0	0	(8)	2,628
Residential real estate investor	3,945	0	9	(30)	3,924
Hotel/Motel	732	0	0	16	748
Wholesale & retail	1,813	(24)	0	1,813	3,602
Manufacturing	1,287	0	0	(6)	1,281
Agriculture	579	0	0	796	1,375
Other commercial	4,063	(46)	0	748	4,765
Total commercial related loans	17,890	(78)	9	2,707	20,528
Residential mortgage	126	0	0	24	150
Home equity	265	(147)	71	25	214
Other consumer	144	(125)	40	101	160
Total consumer related loans	535	(272)	111	150	524
Unallocated	719	0	0	(607)	112
Total	$19,144	$(350)	$120	$2,250	$21,164

	Allowance for Loan Losses
	January 1, 2018				September 30, 2018
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$3,388	$(144)	$59	$(289)	$3,014
Commercial real estate investor	3,013	0	0	(269)	2,744
Residential real estate investor	2,505	(2)	77	(86)	2,494
Hotel/Motel	637	0	0	173	810
Wholesale & retail	909	0	3	802	1,714
Manufacturing	592	0	0	734	1,326
Agriculture	431	0	0	116	547
Other commercial	2,643	0	18	249	2,910
Total commercial related loans	14,118	(146)	157	1,430	15,559
Residential mortgage	108	(10)	10	14	122
Home equity	217	(123)	0	189	283
Other consumer	66	(166)	23	235	158
Total consumer related loans	391	(299)	33	438	563
Unallocated	2,180	0	0	(68)	2,112
Total	$16,689	$(445)	$190	$1,800	$18,234

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for September 30, 2019, December 31, 2018 and September 30, 2018.

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated For	Evaluated For		Evaluated For	Evaluated For
(dollars in thousands)	Impairment	Impairment	Balance	Impairment	Impairment	Balance
September 30, 2019
Builder & developer	$276	$1,929	$2,205	$1,857	$144,972	$146,829
Commercial real estate investor	0	2,628	2,628	2,568	210,003	212,571
Residential real estate investor	1,316	2,608	3,924	6,738	222,539	229,277
Hotel/Motel	0	748	748	0	80,868	80,868
Wholesale & retail	2,537	1,065	3,602	7,645	107,899	115,544
Manufacturing	463	818	1,281	1,248	88,489	89,737
Agriculture	714	661	1,375	2,852	75,654	78,506
Other commercial	2,079	2,686	4,765	7,110	313,544	320,654
Total commercial related	7,385	13,143	20,528	30,018	1,243,968	1,273,986
Residential mortgage	0	150	150	121	92,401	92,522
Home equity	0	214	214	620	99,680	100,300
Other consumer	0	160	160	296	23,542	23,838
Total consumer related	0	524	524	1,037	215,623	216,660
Unallocated	0	112	112	0	0	0
Total	$7,385	$13,779	$21,164	$31,055	$1,459,591	$1,490,646

December 31, 2018
Builder & developer	$51	$2,784	$2,835	$1,185	$153,792	$154,977
Commercial real estate investor	0	2,636	2,636	4,552	205,949	210,501
Residential real estate investor	1,218	2,727	3,945	5,294	225,824	231,118
Hotel/Motel	0	732	732	0	77,480	77,480
Wholesale & retail	757	1,056	1,813	12,829	104,451	117,280
Manufacturing	539	748	1,287	3,026	77,049	80,075
Agriculture	0	579	579	660	64,880	65,540
Other commercial	1,114	2,949	4,063	16,139	326,700	342,839
Total commercial related	3,679	14,211	17,890	43,685	1,236,125	1,279,810
Residential mortgage	0	126	126	665	83,312	83,977
Home equity	0	265	265	611	97,408	98,019
Other consumer	0	144	144	272	23,602	23,874
Total consumer related	0	535	535	1,548	204,322	205,870
Unallocated	0	719	719	0	0	0
Total	$3,679	$15,465	$19,144	$45,233	$1,440,447	$1,485,680

September 30, 2018
Builder & developer	$51	$2,963	$3,014	$415	$162,187	$162,602
Commercial real estate investor	0	2,744	2,744	4,966	214,458	219,424
Residential real estate investor	0	2,494	2,494	2,176	232,950	235,126
Hotel/Motel	0	810	810	0	86,815	86,815
Wholesale & retail	757	957	1,714	8,164	97,785	105,949
Manufacturing	539	787	1,326	3,244	81,197	84,441
Agriculture	0	547	547	661	64,859	65,520
Other commercial	0	2,910	2,910	1,117	329,526	330,643
Total commercial related	1,347	14,212	15,559	20,743	1,269,777	1,290,520
Residential mortgage	0	122	122	550	82,213	82,763
Home equity	0	283	283	493	96,808	97,301
Other consumer	0	158	158	242	23,201	23,443
Total consumer related	0	563	563	1,285	202,222	203,507
Unallocated	0	2,112	2,112	0	0	0
Total	$1,347	$16,887	$18,234	$22,028	$1,471,999	$1,494,027

Note 6—Deposits

The composition of deposits as of September 30, 2019 and December 31, 2018 is shown below.  The aggregate amount of demand deposit overdrafts that were reclassified as loans is $140,000 at September 30, 2019, compared to $116,000 at December 31, 2018.

(dollars in thousands)	September 30, 2019	December 31, 2018
Noninterest bearing demand	$268,547	$252,777
Interest bearing demand	166,400	156,858
Money market	502,797	535,454
Savings	83,268	85,415
Time deposits less than $100	300,747	271,794
Time deposits $100 to $250	175,022	144,866
Time deposits $250 or more	63,243	48,116
Total deposits	$1,560,024	$1,495,280

Note 7—Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings.  At September 30, 2019, the balance of securities sold under agreements to repurchase was $8,830,000 compared to $7,022,000 at December 31, 2018.  At September 30, 2019 and December 31, 2018, there were no other short-term borrowings.

The following table presents a summary of long-term debt as of September 30, 2019 and December 31, 2018.  PeoplesBank’s long-term debt obligations to the FHLBP are fixed rate instruments.  Under terms of a blanket collateral agreement with the FHLBP, the obligations are secured by FHLBP stock and PeoplesBank qualifying loan receivables, principally real estate secured loans.

(dollars in thousands)	September 30, 2019	December 31, 2018
PeoplesBank’s obligations:
Federal Home Loan Bank of Pittsburgh (FHLBP)
Due April 2019, 1.64%	$0	10,000
Due June 2019, 1.64%	0	5,000
Due June 2019, 2.10%	0	5,000
Due December 2019, 1.89%	15,000	15,000
Due March 2020, 1.86%	10,000	10,000
Due June 2020, 1.87%	15,000	15,000
Due June 2020, 2.70%	10,000	10,000
Due June 2021, 2.81%	10,000	10,000
Due June 2021, 2.14%	15,000	15,000
Due May 2022, 2.98%	10,000	10,000
Total FHLBP	85,000	105,000
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 4.14%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 3.84% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Total junior subordinated debt	10,310	10,310
Lease obligations included in long-term debt:
Finance lease liabilities	1,448	0
Total long-term debt	$96,758	$115,310

At September 30, 2019 and December 31, 2018, municipal deposit letters of credit issued by the FHLBP on behalf of PeoplesBank naming applicable municipalities as beneficiaries were $42,000,000. The letters of credit took the place of securities pledged to the municipalities for their deposits maintained at PeoplesBank.

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

The components of lease expense were as follows:

(dollars in thousands)	Three Months Ended September 30, 2019
Operating lease cost	$189

Finance lease cost:
Amortization of right-of-use assets	$17
Interest on lease liability	13
Total finance lease cost	$30

Total lease cost	$219

(dollars in thousands)	Nine months ended September 30, 2019
Operating lease cost	$565

Finance lease cost:
Amortization of right-of-use assets	$51
Interest on lease liability	39
Total finance lease cost	$90

Total lease cost	$655

Supplemental cash flow information related to leases was as follows:

Nine months ended September 30, 2019
Operating cash flows from operating leases	$583
Operating cash flows from financing leases	39
Financing cash flows from financing leases	31

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	13
Finance leases	0

Amounts recognized as right-of-use assets related to finance leases are included in fixed assets in the accompanying statement of financial position, while related lease liabilities are included in long-term debt. Supplemental balance sheet information related to leases was as follows:

September 30, 2019
Assets:
Operating leases right-of-use assets	$2,408
Finance leases assets	1,260
Total lease assets	$3,668

Liabilities:
Operating	$2,579
Financing	1,448
Total lease liabilities	$4,027

Weighted Average Remaining Lease Term (years)
Operating leases	4.6
Finance leases	22.8

Weighted Average Discount Rate
Operating leases	2.97%
Finance leases	3.63%

Future minimum payments for financing leases and operating leases with initial terms of one year or more as of September 30, 2019 and December 31, 2018 were as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2019	$183	$24
2020	659	99
2021	599	100
2022	437	100
2023	382	100
Thereafter	527	1,767
Total lease payments	2,787	2,190
Less imputed interest	(208)	(742)
Total	$2,579	$1,448

(dollars in thousands)	December 31, 2018
2019	$814
2020	592
2021	460
2022	340
2023	334
Thereafter	283
Total future minimum lease payments	$2,823

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

As of September 30, 2019, the Corporation and PeoplesBank met the minimum requirements of the Basel III framework, and PeoplesBank’s capital ratios exceeded the amount to be considered “well capitalized” as defined in the regulations.  The table below provides a comparison of the Corporation’s and PeoplesBank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirement for the periods indicated.

	Actual		Minimum for Basel III Capital Adequacy (1)		Well Capitalized Minimum (2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at September 30, 2019
Capital ratios:
Common equity Tier 1	$185,310	12.33%	$105,186	7.000%	n/a	n/a
Tier 1 risk based	195,310	13.00	127,726	8.500	n/a	n/a
Total risk based	214,123	14.25	157,779	10.500	n/a	n/a
Leverage	195,310	10.50	74,428	4.00	n/a	n/a

at December 31, 2018
Capital ratios:
Common equity Tier 1	$178,656	12.15%	$93,708	6.375%	n/a	n/a
Tier 1 risk based	188,656	12.83	115,757	7.875	n/a	n/a
Total risk based	207,040	14.08	145,155	9.875	n/a	n/a
Leverage	188,656	10.46	72,119	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at September 30, 2019
Capital ratios:
Common equity Tier 1	$191,516	12.78%	$104,927	7.000%	$97,432	6.50%
Tier 1 risk based	191,516	12.78	127,411	8.500	119,916	8.00
Total risk based	210,283	14.03	157,390	10.500	149,895	10.00
Leverage	191,516	10.31	74,281	4.00	92,851	5.00

at December 31, 2018
Capital ratios:
Common equity Tier 1	$184,420	12.58%	$93,466	6.375%	$95,298	6.50%
Tier 1 risk based	184,420	12.58	115,457	7.875	117,290	8.00
Total risk based	202,757	13.83	144,780	9.875	146,613	10.00
Leverage	184,420	10.25	71,968	4.00	89,960	5.00

(1) Minimum Basel III capital adequacy requirements in order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers.  Minimum amounts and ratios as of September 30, 2019 include the full phase in of the capital conservation buffer of 2.5 percent required by the Basel III framework.  At December 31, 2018, the minimum amounts and ratios included the third year phase in of the capital conservation buffer of 1.875 percent required by the Basel III framework.  The conservation buffer is to be phased in over a four year period beginning January 1, 2016, with the full 2.5 percent required as of January 1, 2019.

(2) To be “well capitalized” under the prompt corrective action provisions in the Basel III framework.  “Well capitalized” applies to PeoplesBank only.

Note 10—Shareholders’ Equity

Stock Dividend

Periodically, the Corporation distributes stock dividends on its stock. On October 8, 2019, the Corporation declared a 5 percent stock dividend payable on December 10, 2019, to shareholders of record at close of business on October 22, 2019. Distribution of this stock dividend will result in the issuance of approximately 465,473 additional shares. The Corporation distributed a 5 percent stock dividend on December 11, 2018 which resulted in the issuance of 447,092 additional shares.

Share Repurchase

The Corporation has a Share Repurchase Program (the “Program”), authorized in 2018, which permits the purchase of up to a maximum of 4.9 percent of the outstanding shares of the Corporation’s common stock at a price no greater than 150 percent of the latest quarterly published book value.  The Corporation’s Board of Directors, under the Program, has approved the repurchase of shares of its common stock in an aggregate amount of up to $5 million.  During the third quarter of 2019 the Corporation repurchased 121,200 shares at an average price of $22.85 for a total of $2,800,000. During the first nine months of 2019 the Corporation repurchased 156,800 shares at an average price of $22.52 for a total of $3,500,000.

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

Note 12—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a client to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to clients.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $20,020,000 of standby letters of credit outstanding on September 30, 2019, compared to $23,737,000 on December 31, 2018. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of September 30, 2019 and December 31, 2018, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
September 30, 2019
Securities available-for-sale:
U.S. Treasury notes	$17,954	$17,954	$0	$0
U.S. agency	14,941	0	14,941	0
U.S. agency mortgage-backed, residential	102,729	0	102,729	0
State and municipal	27,294	0	27,294	0

December 31, 2018
Securities available-for-sale:
U.S. Treasury notes	$19,003	$19,003	$0	$0
U.S. agency	15,063	0	15,063	0
U.S. agency mortgage-backed, residential	74,555	0	74,555	0
State and municipal	40,972	0	40,972	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans

Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements.  At September 30, 2019, the fair value of impaired loans with a valuation allowance or partial charge-off was $13,849,000, net of valuation allowances of $7,385,000 and partial charge-offs of $134,000.  At December 31, 2018 the fair value of impaired loans with a valuation allowance or charge-off was $13,297,000, net of valuation allowances of $3,679,000 and charge-offs of $134,000.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost.  Fair value is usually determined based on an independent third-party appraisal of the property or occasionally on a recent sales offer.  At September 30, 2019 and December 31, 2018, there were no foreclosed real estate assets with a valuation allowance or write-down.

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
September 30, 2019
Impaired loans	$13,849	$0	$0	$13,849

December 31, 2018
Impaired loans	$13,297	$0	$0	$13,297

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
(dollars in thousands)	Estimate	Techniques	Input	Range	Average
September 30, 2019
Impaired loans	$8,216	Appraisal (1)	Appraisal adjustments (2)	15% - 50%	41%
Impaired loans	5,633	Business asset valuation (3)	Business asset valuation adjustments (4)	10% - 73%	70%

December 31, 2018
Impaired loans	$5,257	Appraisal (1)	Appraisal adjustments (2)	15% - 50%	39%
Impaired loans	8,040	Business asset valuation (3)	Business asset valuation adjustments (4)	10% - 53%	51%

(1)	Fair value is generally determined through independent appraisals, which generally include various level 3 inputs that are not identifiable.
(2)	Appraisal amounts may be adjusted downward by the Corporation’s management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expense adjustments are presented as a percent of the appraisal.
(3)	Fair value is generally determined through customer-provided financial statements.
(4)	Business asset valuation may be adjusted downward by the corporation’s management qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses adjustments are presented as a percent of the financial statement book value.

The following presents the carrying amounts and estimated fair values of the Corporation’s financial instruments as of September 30, 2019 and December 31, 2018.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices	Significant	Significant
			in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
(dollars in thousands)	Amount	Fair Value	Identical Assets	Inputs	Inputs
September 30, 2019
Financial assets
Cash and cash equivalents	$127,346	$127,346	$127,346	$0	$0
Securities available-for-sale	162,918	162,918	17,954	144,964	0
Restricted investment in bank stocks	4,551	4,551	0	4,551	0
Loans held for sale	9,745	10,330	0	10,330	0
Loans, net	1,469,482	1,457,416	0	0	1,457,416
Interest receivable	4,975	4,975	0	4,975	0
Mortgage servicing rights	925	979	0	0	979

Financial liabilities
Deposits	$1,560,024	$1,552,685	$0	$1,552,685	$0
Short-term borrowings	8,830	8,830	0	8,830	0
Long-term debt (1)	95,310	94,919	0	85,488	9,431
Interest payable	864	864	0	864	0

Off-balance sheet instruments	0	0	0	0	0

December 31, 2018
Financial assets
Cash and cash equivalents	$96,782	$96,782	$96,782	$0	$0
Securities available-for-sale	149,593	149,593	19,003	130,590	0
Restricted investment in bank stocks	5,922	5,922	0	5,922	0
Loans held for sale	4,127	4,302	0	4,302	0
Loans, net	1,466,536	1,437,415	0	0	1,437,415
Interest receivable	5,552	5,552	0	5,552	0
Mortgage servicing rights	925	1,052	0	0	1,052

Financial liabilities
Deposits	$1,495,280	$1,479,997	$0	$1,479,997	$0
Short-term borrowings	7,022	7,022	0	7,022	0
Long-term debt	115,310	112,406	0	104,332	8,074
Interest payable	836	836	0	836	0

Off-balance sheet instruments	0	0	0	0	0

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

Gross amounts Not Offset in
		Gross	Net Amounts	the Statements of Condition
	Gross	Amounts	of Liabilities	Financial Instruments
	Amounts of	Offset in the	Presented in	U.S. agency		Cash
	Recognized	Statements	the Statements	mortgage-backed,		Collateral	Net
(dollars in thousands)	Liabilities	of Condition	of Condition	residential	U.S. agency	Pledged	Amount
September 30, 2019
Repurchase Agreements	$8,830	$0	$8,830	$(10,070)	$0	$0	$(1,240)

December 31, 2018
Repurchase Agreements	$7,022	$0	$7,022	$(8,981)	$0	$0	$(1,959)

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

Three Months Ended September 30, 2019 vs. Three Months Ended September 30, 2018

Financial Highlights

The Corporation’s net income (earnings) was $5,203,000 for the quarter ended September 30, 2019, as compared to $5,060,000 for the quarter ended September 30, 2018, an increase of $143,000 or 3 percent.

●

Net interest income for the third quarter of 2019 decreased $419,000 or 3 percent below the same period in 2018, primarily due to higher rates of interest on time deposits offset by higher rates of interest on loans in the third quarter of 2019 as compared to the third quarter of 2018.

●

The Corporation’s net interest margin (tax-equivalent basis) for the third quarter of 2019 was 3.60 percent, compared to 3.86 percent for the third quarter of 2018.  The net interest margin contraction was a result of a temporary increase in balance sheet liquidity, a changing yield curve and an increase in loans classified as nonaccrual.

●

There was no provision for loan losses for the third quarter of 2019, as compared to a provision of $1,300,000 for the third quarter of 2018. The decreased provision expense in the third quarter of 2019 was primarily attributed to declines in the general reserve as a result of the net impact of changes in loans outstanding and the unallocated allowance, which were primarily offset by an increase in specific reserve allocations for impaired assets of $1.1 million.  The increase in specific reserve allocations was primarily attributable to the transfers of three commercial credits to nonaccrual status.  The allowance as a percentage of total loans was 1.42 percent at September 30, 2019 as compared to 1.29 percent at December 31, 2018 and 1.22 percent at September 30, 2018.

●

Noninterest income for the third quarter of 2019 increased $166,000 or 5 percent compared to the third quarter of 2018.   Income from bank owned life insurance increased due to the purchase of additional insurance and other income increased due to additional referral fees recognized.  The increase was offset by a decrease in the gain on sale of loans held for sale, primarily the result of lower sale volumes in the third quarter of 2019.

●

Noninterest expenses in the third quarter of 2019 were $849,000 or 7 percent higher than the third quarter of 2018.  Higher personnel costs, marketing and advertising and charitable donations accounted for a majority of the increase.  The increase was partially offset by a decrease in FDIC insurance attributed to an assessment credit issued by the FDIC as a result of the Deposit Insurance Fund exceeding its target level.

●

The provision for income taxes for the third quarter of 2019 increased by $55,000 or 4 percent as compared to the third quarter of 2018 as a result of the higher income before taxes in the third quarter 2019 as compared to the third quarter 2018.

The schedule below presents selected performance metrics for the third quarter of both 2019 and 2018.  Per share computations include the effect of stock dividends, including the 5 percent stock dividend declared on October 8, 2019.

	Three months ended
	September 30,
	2019	2018
Basic earnings per share	$0.53	$0.51
Diluted earnings per share	$0.52	$0.51
Cash dividend payout ratio	28.99%	27.40%
Return on average assets	1.12%	1.14%
Return on average equity	10.98%	11.66%
Net interest margin (tax equivalent basis)	3.60%	3.86%
Net overhead ratio	2.01%	1.95%
Efficiency ratio	65.48%	60.30%
Average equity to average assets	10.16%	9.74%

A more detailed analysis of the factors and trends affecting the Corporation’s earnings and financial position follows.

Income Statement Analysis

Net Interest Income

Unless otherwise noted, this section discusses interest income and interest expense amounts as reported in the Consolidated Statements of Income, which are not presented on a tax equivalent basis.

Net interest income for the quarter ended September 30, 2019 was $16,013,000, a decrease of $419,000 or 3 percent compared to net interest income of $16,432,000 for the third quarter of 2018.  The decrease was primarily attributable to higher rates of interest on time deposits offset by higher rates of interest on loans.

The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 3.60 percent for the third quarter of 2019 compared to the 3.86 percent for the third quarter of 2018.  The net interest margin contraction was a result of a temporary increase in balance sheet liquidity, a changing yield curve and an increase in loans classified as nonaccrual.

Total interest income for the third quarter of 2019 totaled $21,466,000, an increase of $670,000 or 3 percent above the amount of total interest income for the third quarter of 2018.  The change was primarily a result of higher rates of interest on commercial loans and a higher volume and rate of investment securities and interest bearing deposits with banks.

Interest and dividend income on investments increased $88,000 or 9 percent in the third quarter of 2019 compared to the same period in 2018.  The average balance of the investment securities portfolio increased $6,874,000 or 4 percent when comparing the third quarter of 2019 to the same period in 2018.  The tax-equivalent yield on investments for the third quarter of 2019 was 2.54 percent or 5 basis points higher than the 2.49 percent experienced in the third quarter of 2018.

Interest income on loans increased $267,000 or 1 percent in the third quarter of 2019 compared to the same period in 2018.  The average balance of outstanding loans, primarily commercial loans, increased approximately $10,907,000 or 1 percent comparing the third quarter of 2019 to the same period in 2018.  Higher rates on the loan portfolio were the primary driver to the increase in interest income on loans.   The tax-equivalent yield on loans for the third quarter 2019 was 5.27 percent or 3 basis points more than the 5.24 percent experienced in the third quarter of 2018.

Total interest expense for the third quarter of 2019 was $5,453,000, an increase of $1,089,000 or 25 percent as compared to total interest expense of $4,364,000 for the third quarter of 2018.  The change was primarily the result of an increase in the volume and cost of interest bearing demand and time deposits.

Interest expense on deposits increased $1,234,000 or 34 percent in the third quarter of 2019 compared to the same period in 2018.  The average rate paid on interest bearing deposits was 1.48 percent in the third quarter of 2019 or 29 basis points higher than the average rate paid of 1.19 percent in the third quarter of 2018.  The average balance of interest bearing deposits for the third quarter of 2019 increased by $98,488,000 or 8 percent compared to the third quarter of 2018.  Also, the Corporation experienced favorable growth in noninterest-bearing deposits, with the average volume for the third quarter of 2019 increasing 3 percent to $264,550,000 as compared to $257,749,000 for the third quarter of 2018.

For the third quarter of 2019 interest expense on borrowings decreased $145,000 or 19 percent compared to the third quarter of 2018.  Short-term borrowings consisting of repurchase agreements and other short-term borrowings averaged $8,571,000 for the third quarter of 2019, compared to an average balance of $10,430,000 for the third quarter of 2018.  The rate on average short-term borrowings for the third quarter of 2019 was 0.51 percent, a decrease as compared to a rate of 0.57 percent for the third quarter of 2018.  Long-term debt, primarily from the Federal Home Loan Bank of Pittsburgh (FHLBP), averaged $99,448,000 for the third quarter of 2019 and $135,310,000 for the third quarter of 2018. For the third quarter of 2019, the rate on average long-term borrowings was 2.50 percent, an increase as compared to a rate of 2.25 percent for the third quarter of 2018.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended September 30,
		2019			2018
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$109,636	$602	2.18%	$57,361	$287	1.99%
Investment securities:
Taxable	138,390	865	2.48	111,601	668	2.37
Tax-exempt	26,339	188	2.83	46,254	324	2.78
Total investment securities	164,729	1,053	2.54	157,855	992	2.49

Loans:
Taxable (1)	1,484,676	19,764	5.28	1,468,188	19,465	5.26
Tax-exempt	10,342	104	3.99	15,923	144	3.59
Total loans	1,495,018	19,868	5.27	1,484,111	19,609	5.24
Total earning assets	1,769,383	21,523	4.83	1,699,327	20,888	4.88
Other assets (2)	95,081			83,115
Total assets	$1,864,464			$1,782,442
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$678,156	$1,955	1.14%	$648,634	$1,702	1.04%
Savings	85,015	21	0.10	87,465	21	0.10
Time	527,662	2,839	2.13	456,246	1,858	1.62
Total interest bearing deposits	1,290,833	4,815	1.48	1,192,345	3,581	1.19
Short-term borrowings	8,571	11	0.51	10,430	15	0.57
Long-term debt	99,448	627	2.50	135,310	768	2.25
Total interest bearing liabilities	1,398,852	5,453	1.55	1,338,085	4,364	1.29

Noninterest bearing deposits	264,550			257,749
Other liabilities	11,592			13,018
Shareholders’ equity	189,470			173,590

Total liabilities and
shareholders’ equity	$1,864,464			$1,782,442
Net interest income (tax equivalent basis)		$16,070			$16,524
Net interest margin (3)			3.60%			3.86%
Tax equivalent adjustment		(57)			(92)
Net interest income		$16,013			$16,432

(1)	Average balance includes average nonaccrual loans of $24,392,000 for 2019 and $4,232,000 for 2018.

Interest includes net loan fees of $739,000 for 2019 and $868,000 for 2018.

(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.

(3)	Net interest income (tax equivalent basis) annualized as a percentage of average earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended
	September 30,
	2019 vs. 2018
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$262	$53	$315
Investment securities:
Taxable	122	74	196
Tax-exempt	(139)	4	(135)
Loans:
Taxable	(134)	433	299
Tax-exempt	(50)	10	(40)
Total interest income	61	574	635
Interest Expense
Deposits:
Interest bearing demand	82	171	253
Savings	0	0	0
Time	291	690	981
Short-term borrowings	(3)	(1)	(4)
Long-term debt	(190)	49	(141)
Total interest expense	180	909	1,089
Net interest income (tax equivalent basis)	$(119)	$(335)	$(454)

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

The provision for loan losses is an expense charged to earnings to cover the estimated losses attributable to uncollected loans. The provision reflects management’s judgment of an appropriate level for the allowance for loan losses. There was no provision for loan losses for the third quarter of 2019, a $1,300,000 decrease as compared to a provision of $1,300,000 for the third quarter of 2018.  The decreased provision expense in the third quarter of 2019 was primarily attributed to declines in the general reserve as a result of the net impact of changes in loans outstanding and the unallocated allowance, which were primarily offset by an increase in specific reserve allocations for impaired assets of $1.1 million.  The increase in specific reserve allocations was primarily attributable to the transfers of three commercial credits to nonaccrual status.  Both periods supported adequate allowance for loan loss coverage considering several factors. The allowance as a percentage of total loans was 1.42 percent at September 30, 2019, as compared to 1.29 percent at December 31, 2018 and 1.22 percent at September 30, 2018.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 63.

Noninterest Income

The following table presents the components of total noninterest income for the third quarter of 2019, compared to the third quarter of 2018.

Table 3 - Noninterest income

	Three months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2019	2018	$	%

Trust and investment services fees	$921	$818	$103	13%
Income from mutual fund, annuity and insurance sales	255	255	0	0
Service charges on deposit accounts	1,239	1,187	52	4
Income from bank owned life insurance	301	248	53	21
Other income	443	364	79	22
Gain on sales of loans held for sale	312	435	(123)	(28)
Gain on sales of securities	2	0	2	*nm
Total noninterest income	$3,473	$3,307	$166	5%

*nm – not meaningful

The discussion that follows addresses changes in selected categories of noninterest income.

Income from bank owned life insurance—The $53,000 or 21 percent increase in income from bank owned life insurance was due to increased income from the $6.6 million purchase of bank owned life insurance during the first quarter 2019.

Other income—The $79,000 or 22 percent increase in other income was due to higher loan related referral fees.

Gain on sales of loans held for sale—The $123,000 or 28 percent decrease in gain on sales of loans was due to the sale of a lower volume of the guaranteed portion of SBA loans to the secondary market during the third quarter 2019.

Noninterest Expense

The following table presents the components of total noninterest expense for the third quarter of 2019, compared to the third quarter of 2018.

Table 4 - Noninterest expense

	Three months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2019	2018	$	%

Personnel	$7,849	$7,159	$690	10%
Occupancy of premises, net	865	860	5	1
Furniture and equipment	787	701	86	12
Postage, stationery and supplies	190	196	(6)	(3)
Professional and legal	272	286	(14)	(5)
Marketing	441	373	68	18
FDIC insurance	5	189	(184)	(97)
Debit card processing	263	318	(55)	(17)
Charitable donations	337	119	218	183
Telecommunications	124	119	5	4
External data processing	649	579	70	12
Foreclosed real estate including provision for losses	10	13	(3)	(23)
Other	1,059	1,090	(31)	(3)
Total noninterest expense	$12,851	$12,002	$849	7%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $690,000 or 10 percent increase in personnel was primarily the result of filling vacant senior management positions during the third quarter of 2018 and an increase in medical insurance expense in the third quarter 2019 compared to the third quarter 2018.  Two executive and two senior management positions were filled during the third quarter of 2018.

Marketing—The $68,000 or 18 percent increase in marketing expenses was attributed to an increase in marketing campaigns to support retail expansion during the quarter as compared to the prior period.

FDIC insurance—The $184,000 or 97 percent decrease in FDIC insurance expenses was attributed to an assessment credit issued by the FDIC as a result of the Deposit Insurance Fund exceeding its target level.

Debit card processing—The $55,000 or 17 percent decrease in debit card processing expenses was attributed to a change in vendor during 2019, which resulted in reduced expense as compared to the prior period.

Charitable donations—The $218,000 or 183 percent increase in charitable donations was primarily attributed to an increase in donations in the third quarter 2019 due to timing of payments in comparable periods.

Provision for Income Taxes

The provision for income taxes for the third quarter of 2019 was $1,432,000, an increase of $55,000 or 4 percent as compared to the third quarter of 2018.  The increase was attributed to the higher pre-tax net income for the third quarter of 2019 compared to the third quarter of 2018.  The effective tax rates for the three months ended September 30, 2019 and 2018 were 21.6 percent and 21.4 percent, respectively.  The effective tax rate differs from the statutory tax rate primarily due to the impact of certain elements with specific tax benefits, including tax-exempt income, such as income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance.

Nine Months Ended September 30, 2019 vs. Nine Months Ended September 30, 2018

Financial Highlights

The Corporation’s net income (earnings) was $14,153,000 for the first nine months of 2019 compared to $15,197,000 for the first nine months of 2018, a decrease of $1,044,000 or 7 percent.

●

Net interest income for the first nine months of 2019 decreased $69,000 or less than 1 percent below the first nine months of 2018, primarily due to higher interest rates on interest bearing demand and time deposits, offset by higher interest rates on commercial loans over the previous period.

●

The Corporation’s net interest margin (tax-equivalent basis) for the nine months ended September 30, 2019 was 3.68 percent, compared to 3.88 percent for the first nine months of 2018.  The net interest margin contraction was a result of an increase in the cost of interest bearing demand and time deposits, offset by an increase in the rate and volume of commercial loans.

●

The provision for loan losses for the first nine months of 2019 was $2,250,000, a $450,000 increase as compared to a provision of $1,800,000 for the first nine months of 2018.  The provision for 2019 was primarily due to specific reserve allocations for impaired assets of $4 million established during the first nine months of 2019, which were primarily offset by declines in the general reserve as a result of the net impact of changes in loans outstanding and the unallocated reserve.  The increased provision from the prior period was primarily attributable to the increase in specific reserve allocations for impaired assets.  The provision for both periods supported adequate allowance for loan loss coverage considering several factors, including net loan growth, net charge-offs and adjustments made to certain qualitative factors and the unallocated allowance. The allowance as a percentage of total loans was 1.42 percent at September 30, 2019, as compared to 1.29 percent at December 31, 2018, and 1.22 percent at September 30, 2018.

●

Noninterest income for the first nine months of 2019 increased $271,000, 3 percent compared to the first nine months of 2018.   Contributing to the rise in noninterest income were income from bank owned life insurance and other income.  Offsetting some of the increase was a decline in gain on sales of loans held for sale.

●

Noninterest expenses for the first nine months of 2019 were $37,916,000 or 3 percent higher than the first nine months of 2018.  The increase was primarily attributable to higher personnel costs, external data processing and foreclosed real estate costs. Offsetting some of the increase were declines in charitable donations and telecommunications.

●

The provision for income taxes for the first nine months of 2019 decreased $238,000 or 6 percent as compared to the first nine months of 2018 as a result of lower income before taxes in the first nine months of 2019 compared to the first nine months of 2018.

On September 30, 2019, the Corporation’s total assets were $1.87 billion, an increase of 3 percent since December 31, 2018.  The increase was attributed to deposit growth, primarily in interest bearing deposits with banks.

The Corporation’s capital level remained sound as evidenced by regulatory capital ratios that exceed current regulatory requirements for well capitalized institutions.  As of September 30, 2019, the Corporation’s capital calculations and ratios reflect full compliance with the Basel III regulatory capital framework, which became effective on January 1, 2015.

The schedule below presents selected performance metrics for the first nine months of both 2019 and 2018.  Per share computations include the effect of stock dividends, including the 5 percent stock dividend declared on October 8, 2019.

	Nine months ended
	September 30,
	2019	2018
Basic earnings per share	$1.43	$1.54
Diluted earnings per share	$1.42	$1.53
Cash dividend payout ratio	32.03%	27.31%
Return on average assets	1.03%	1.16%
Return on average equity	10.17%	11.97%
Net interest margin (tax equivalent basis)	3.68%	3.88%
Net overhead ratio	2.00%	2.06%
Efficiency ratio	64.72%	63.12%
Average equity to average assets	10.11%	9.73%

A more detailed analysis of the factors and trends affecting the Corporation’s earnings and financial position follows.

Income Statement Analysis

Net Interest Income

Net interest income for the nine months ended September 30, 2019 was $47,787,000, a decrease of $69,000 or less than 1 percent compared to net interest income of $47,856,000 for the first nine months of 2018.  The decrease was primarily attributable to increased interest income from higher rates and higher volume of commercial loans over the previous period.  The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 3.68 percent for the first nine months of 2019, representing a decrease compared to the 3.88 percent net interest margin for the first nine months of 2018.  The net interest margin contraction was a result of an increase in the cost of interest bearing demand and time deposits, offset by an increase in the rate and volume of commercial loans.

Total interest income for the first nine months of 2019 totaled $63,877,000, an increase of $4,654,000 or 8 percent above the amount of total interest income for the first nine months of 2018.  The change was primarily a result of an increase in loan income due to both higher volume and rates on commercial loans, partially offset by a decline in tax-exempt investment and dividend income.

Interest income on loans increased $3,608,000 or 6 percent in the first nine months of 2019 compared to the same period in 2018.  The average balance of outstanding loans increased approximately $64,762,000 or 5 percent in the first nine months of 2019 compared to the first nine months of 2018, reflecting commercial loan growth between the two periods.

Investment income for the first nine months of 2019 increased $187,000 or 7 percent compared to the first nine months of 2018.  The tax-equivalent yield on investments for the first nine months of 2019 was 2.70 percent or 17 basis points higher than the 2.53 percent experienced during the first nine months of 2018, as maturing investments were able to be reinvested at higher interest rates.

Total interest expense for the first nine months of 2019 was $16,090,000, an increase of $4,723,000 or 42 percent as compared to total interest expense of $11,367,000 for the first nine months of 2018.  The change in interest expense was primarily a result of an increase in the cost of interest bearing demand and time deposits.

Interest expense on deposits increased $4,768,000 or 51 percent in the first nine months of 2019 compared to the same period in 2018.  The change was due primarily to an increase in the cost of interest bearing demand and time deposits.  The average balance of interest-bearing deposits for the first nine months of 2019, primarily in lower cost core deposits, increased by $95,275,000 or 8 percent compared to the average for the first nine months of 2018.  The average rate paid on interest-bearing deposits in the first nine months of 2019 was 1.49 percent, an increase from the average rate of 0.99 percent paid on interest-bearing deposits during the first nine months of 2018.  Also, the Corporation experienced favorable growth in noninterest-bearing deposits, with the average volume for the first nine months of 2019 increasing to $251,188,000, as compared to $242,265,000 for the first nine months of 2018.

Interest expense on borrowings for the first nine months of 2019 decreased $45,000 or 2 percent compared to the first nine months of 2018, due to a higher cost of long-term debt, which was partially offset by a decrease in volume of short-term borrowings and long-term debt.  Outstanding long-term debt, consisting primarily of Federal Home Loan Bank of Pittsburgh (FHLBP) advances, averaged $113,090,000 for the first nine months of 2019, compared to an average balance of approximately $127,824,000 for the same period of 2018.  The rate on average long-term debt for the first nine months of 2019 was 2.46 percent, an increase as compared to the rate of 2.00 percent for the same period of 2018.

Table 5-Average Balances and Interest Rates (tax equivalent basis)

	Nine months ended September 30,
		2019			2018
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$87,959	$1,522	2.31%	$48,520	$663	1.83%
Investment securities:
Taxable	128,533	2,492	2.59	113,256	2,020	2.38
Tax-exempt	30,784	660	2.87	47,916	1,018	2.84
Total investment securities	159,317	3,152	2.65	161,172	3,038	2.52

Loans:
Taxable (1)	1,485,177	59,080	5.32	1,432,389	55,364	5.17
Tax-exempt	10,500	313	3.99	16,676	449	3.60
Total loans	1,495,677	59,393	5.31	1,449,065	55,813	5.15
Total earning assets	1,742,953	64,067	4.91	1,658,757	59,514	4.80
Other assets (2)	92,883			80,911
Total assets	$1,835,836			$1,739,668
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$678,104	$6,372	1.26%	$630,302	$4,147	0.88%
Savings	86,158	64	0.10	88,090	66	0.10
Time	502,153	7,615	2.03	451,666	5,070	1.50
Total interest bearing deposits	1,266,415	14,051	1.48	1,170,058	9,283	1.06
Short-term borrowings	7,698	31	0.54	10,812	48	0.59
Long-term debt	108,493	2,008	2.47	130,347	2,036	2.09
Total interest bearing liabilities	1,382,606	16,090	1.56	1,311,217	11,367	1.16

Noninterest bearing deposits	255,691			247,484
Other liabilities	12,023			11,675
Shareholders’ equity	185,516			169,292

Total liabilities and shareholders’ equity	$1,835,836			$1,739,668
Net interest income (tax equivalent basis)		$47,977			$48,147
Net interest margin (3)			3.68%			3.88%
Tax equivalent adjustment		(190)			(291)
Net interest income		$47,787			$47,856

(1)	Average balance includes average nonaccrual loans of $22,515,000 for 2019 and $4,389,000 for 2018.

Interest includes net loan fees of $2,010,000 for 2019 and $2,555,000 for 2018.

(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.

(3)	Net interest income (tax equivalent basis) annualized as a percentage of average interest earning assets.

Table 6-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Nine months ended
	September 30,
	2019 vs. 2018
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$539	$320	$859
Investment securities:
Taxable	186	286	472
Tax-exempt	(364)	6	(358)
Loans:
Taxable	912	2,804	3,716
Tax-exempt	(166)	30	(136)
Total interest income	1,107	3,446	4,553
Interest Expense
Deposits:
Interest bearing demand	378	1,847	2,225
Savings	(2)	0	(2)
Time	567	1,978	2,545
Short-term borrowings	(16)	(1)	(17)
Long-term debt	(317)	289	(28)
Total interest expense	610	4,113	4,723
Net interest income (tax equivalent basis)	$497	$(667)	$(170)

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

For the first nine months of 2019, the provision for loan losses was $2,250,000, as compared to a provision of $1,800,000 for the first nine months of 2018, an increase of $450,000.  The provision in 2019 was primarily due to specific loan loss allowances established during the first nine months of 2019 of approximately $4,000,000, net charge-offs of $230,000 and the net impact of changes in loans outstanding, adjustments made to certain qualitative factors and the unallocated allowance.  The increased provision from the prior period was primarily attributable to the increase in specific reserve allocations for impaired assets.  The provision supported adequate allowance for loan loss coverage for both periods.  The allowance as a percentage of total loans was 1.42 percent at September 30, 2019, as compared to 1.29 percent at December 31, 2018, and 1.22 percent at September 30, 2018.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 63.

Noninterest Income

The following table presents the components of total noninterest income for the first nine months of 2019, compared to the first nine months of 2018.

Table 7 - Noninterest income

	Nine months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2019	2018	$	%

Trust and investment services fees	$2,642	$2,389	$253	11%
Income from mutual fund, annuity and insurance sales	786	806	(20)	(2)
Service charges on deposit accounts	3,605	3,485	120	3
Income from bank owned life insurance	960	730	230	32
Other income	1,497	1,221	276	23
Gain on sales of loans held for sale	849	1,436	(587)	(41)
Loss on sales of securities	(1)	0	(1)	*nm
Total noninterest income	$10,338	$10,067	$271	3%

*nm – not meaningful

The discussion that follows addresses changes in selected categories of noninterest income.

Income from bank owned life insurance—The $230,000 or 32 percent increase in income from bank owned life insurance was due to an additional purchase of life insurance during the first quarter 2019.

Other income—The $276,000 or 23 percent increase in other income was due to higher loan related income such as SBA loan servicing income, letter of credit and referral fees and miscellaneous client based service charges such as credit card merchant and ATM fees.

Gain on sales of loans held for sale—The $587,000 or 41 percent decrease in gain on sales of loans was due to the sale of a lower volume of mortgage loans and the guaranteed portion of SBA loans to the secondary market.

Noninterest Expense

The following table presents the components of total noninterest expense for the first nine months of 2019, compared to the first nine months of 2018.

Table 8 - Noninterest expense

	Nine months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2019	2018	$	%

Personnel	$22,946	$21,855	$1,091	5%
Occupancy of premises, net	2,728	2,556	172	7
Furniture and equipment	2,334	2,262	72	3
Postage, stationery and supplies	549	560	(11)	(2)
Professional and legal	603	609	(6)	(1)
Marketing	1,164	1,200	(36)	(3)
FDIC insurance	465	493	(28)	(6)
Debit card processing	903	902	1	0
Charitable donations	1,316	1,792	(476)	(27)
Telecommunications	380	500	(120)	(24)
External data processing	1,821	1,563	258	17
Foreclosed real estate including provision for losses	144	33	111	336
Other	2,563	2,557	6	0
Total noninterest expense	$37,916	$36,882	$1,034	3%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $1,091,000 or 5 percent increase in personnel is the result of filling vacant senior management positions in the third quarter of 2018.  Two executive and two senior management positions were filled during the third quarter of 2018.

Charitable donations—The $476,000 or 27 percent decrease in charitable donations was primarily due to a decrease in the donation to the PeoplesBank Charitable Foundation.

Telecommunications—The $120,000 or 24 percent decrease in telecommunications was due to a change in network providers which generated a higher level of service for a lower cost.

External data processing—The $258,000 or 17 percent increase in external data processing expenses reflects increased reliance on outsourcing transaction processing to specialized vendors, which is typically performed on such vendors’ hosted and secure websites.  In addition, increased volumes in both accounts and transactions year over year due to business expansion resulted in higher costs.  The Corporation continues to expand and enhance electronic banking services provided to our clients which contributed to the increase in the expense.

Foreclosed real estate including provision for losses—The $111,000 or 336 percent increase in foreclosed real estate including provision for losses was attributed to increased expenses associated with foreclosed real estate.

Provision for Income Taxes

The provision for income taxes for the first nine months of 2019 was $3,806,000, a decrease of $238,000 or 6 percent as compared to the first nine months of 2018.  The effective tax rates for the nine months ended September 30, 2019 and 2018 were 21.2 percent and 21.0 percent, respectively.  The effective tax rate differs from the statutory tax rate primarily due to the impact of certain elements with specific tax benefits, including tax-exempt income, such as income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance.

Balance Sheet Review

Interest Bearing Deposits with Banks

On September 30, 2019, interest bearing deposits with banks totaled $103,260,000, an increase of $34,157,000 or 49 percent, compared to the level at year-end 2018. The increase is primarily the result of the growth in client deposits and selective redeployment of investment security proceeds.

Investment Securities (Available-for-Sale)

The Corporation’s entire investment securities portfolio is classified available-for-sale, and is comprised primarily of interest-earning debt securities.  The overall composition of the Corporation’s investment securities portfolio is provided in Note 2—Securities.  On September 30, 2019, the fair value of investment securities available-for-sale totaled $162,918,000, which represented an increase of $13,325,000 as compared to the fair value of investment securities at year-end 2018.   New investments during the first nine months of 2019 exceeded principal reductions from investment maturities, mortgage-backed security payments, and sales.

Loans

On September 30, 2019, total loans, net of deferred fees, were $1.49 billion, which was $4,996,000 or less than 1 percent higher than the level at year-end 2018. This change in volume was due primarily to a decrease in commercial loans, particularly within the builder and developer and residential real estate investor, offset by an increase in manufacturing and agriculture.  Commercial loans within the commercial real estate investor and residential real estate investor sectors each represented more than 10 percent of the total portfolio. The composition of the Corporation’s loan portfolio is provided in Note 4—Loans.

Deposits

Deposits are the Corporation’s principal source of funding for earning assets.  On September 30, 2019, deposits totaled $1.56 billion, which reflected a $64,744,000 or 4 percent increase compared to the level at year-end 2018.  Of the increase in total deposits, $15,770,000 is attributable to noninterest bearing deposits and $48,974,000 related to growth in interest bearing deposits.  The composition of the Corporation’s total deposit portfolio is provided in Note 6—Deposits.

Short-term Borrowings

Short-term borrowings, which consist of securities sold under agreements to repurchase (repurchase agreements), federal funds purchased, and other short-term borrowings, totaled $8,830,000 at September 30, 2019, which reflected a $1,808,000 or 26 percent increase compared to the level at year-end 2018.

Long-term Debt

The Corporation uses long-term borrowings as a secondary funding source for asset growth and to manage interest rate risk.  On September 30, 2019, long-term debt totaled $96,758,000 compared to $115,310,000 at year-end 2018.  The $18,552,000 decrease is the result of $20,000,000 in FHLBP borrowings that were repaid at maturity during the year, partially offset by a $1,469,000 increase due to the financing lease liability established January 1, 2019 upon adoption of ASC 842.  A listing of outstanding long-term debt obligations is provided in Note 7—Short-Term Borrowings and Long-Term Debt.  The composition of the Corporation’s leases is provided in Note 8—Leases.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses.  Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion and acquisitions, dividend policy and distributions, and regulatory mandates.  The Corporation’s total shareholders’ equity was approximately $189,373,000 on September 30, 2019, an increase of approximately $10,627,000 or 6 percent, compared to the level at year-end 2018.

Cash Dividends on Stock

The Corporation has historically paid cash dividends on its stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other relevant factors.  As recently announced, the Board of Directors declared a quarterly cash dividend of $0.16 per share on October 8, 2019, payable on November 12, 2019, to shareholders of record at the close of business on October 22, 2019.  This cash dividend follows the $0.16 cash dividend distributed in February, May and August 2019.

Capital Adequacy

The Corporation and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments.  The regulatory capital measures for the Corporation and PeoplesBank as of September 30, 2019 and the minimum capital ratios established by regulators are set forth in Note 8—Regulatory Matters to the financial statements.  We believe that both Codorus Valley and PeoplesBank were well capitalized on September 30, 2019.

Our capital adequacy as of September 30, 2019, reflects updated regulatory capital guidelines from the Board of Governors of the Federal Reserve System finalized rule which implemented the Basel III regulatory capital framework, and which became effective for the Corporation and PeoplesBank on January 1, 2015.  Under the revised regulatory capital framework, minimum requirements increased both the quantity and quality of capital held by banking organizations. Additionally, a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5 percent and a common equity Tier 1 conservation buffer of risk-weighted assets applies to all supervised financial institutions. The rule also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4 percent to 6 percent and includes a minimum leverage ratio of 4 percent for all banks. The new rule also increases the risk weights for past-due loans, certain commercial real estate loans and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

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

Under the new rule as effective through the nine months ending September 30, 2019, the Corporation and PeoplesBank had no regulatory dividend restrictions and remained well capitalized by all regulatory capital measures (see Note 9—Regulatory Matters to the financial statements).  The Corporation plans to manage its capital adequacy to ensure continued compliance with the new capital rules.

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

Nonperforming Assets

Nonperforming assets, as shown in the table below, are asset categories that pose the greatest risk of loss.  The level of nonperforming assets at September 30, 2019 has increased by approximately $8,836,000 or 36 percent when compared to year-end 2018.  The increase was primarily the result of a net increase in nonaccrual loans.

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

The paragraphs and table below address significant changes in the nonperforming asset categories as of September 30, 2019 compared to December 31, 2018.

Table 9 - Nonperforming Assets

	September 30,	December 31,
(dollars in thousands)	2019	2018

Nonaccrual loans	$27,289	$20,058
Nonaccrual loans, troubled debt restructurings	959	930
Accruing loans 90 days or more past due	3,841	2,128
Total nonperforming loans	32,089	23,116
Foreclosed real estate, net of allowance	1,618	1,755
Total nonperforming assets	$33,707	$24,871
Accruing troubled debt restructurings	$2,807	$3,098

Total period-end loans, net of deferred fees	$1,490,646	$1,485,680
Allowance for loan losses (ALL)	$21,164	$19,144
ALL as a % of total period-end loans	1.42%	1.29%
Net charge-offs year-to-date, annualized as a % of average total loans	0.02%	0.02%
ALL as a % of nonperforming loans	65.95%	82.81%
Nonperforming loans as a % of total period-end loans	2.15%	1.56%
Nonperforming assets as a % of total period-end loans and net foreclosed real estate	2.26%	1.67%
Nonperforming assets as a % of total period-end assets	1.80%	1.38%
Nonperforming assets as a % of total period-end shareholders’ equity	17.80%	13.91%

Nonperforming loans

Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due.  We generally place a loan on nonaccrual status and cease accruing interest income (i.e., recognize interest income on a cash basis, as long as the loan is sufficiently collateralized) when loan payment performance is unsatisfactory and the loan is past due 90 days or more.  A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all of the principal and interest amounts contractually due are current for at least six consecutive payments and future payments are reasonably assured.  Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection.  As of September 30, 2019, the nonperforming loan portfolio balance totaled $32,089,000, compared to $23,116,000 at year-end 2018.  During the first nine months of 2019, loans totaling $11,827,000 were transferred to nonaccrual status, offset by the transfer of loans out of nonaccrual status and payments to loans in nonaccrual status totaling approximately $2,854,000, resulting in the net increase of $8,973,000.  For both periods, the nonperforming portfolio balance was comprised primarily of collateralized commercial loans.

Foreclosed Real Estate

Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank and is included in the Other Assets category on the Corporation’s balance sheet.  The carrying amount of foreclosed real estate as of September 30, 2019, net of allowance, totaled $1,618,000 compared to $1,755,000 at year-end 2018.  This $137,000 decrease was the result of the sale of two properties totaling $111,000 as well as a write-down of $26,000.

Troubled Debt Restructurings

Troubled debt restructurings pertain to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties.  Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms.  As of September 30, 2019, the accruing troubled debt restructuring portfolio balance totaled $2,807,000, compared to $3,098,000 at year-end 2018.  The $291,000 decrease was the result of the payoff of one loan totaling $137,000 and principal repayments of $154,000.

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

The following table presents an analysis of the activity in the allowance for loan losses for the three and nine months ended September 30, 2019 and 2018:

Table 10 - Analysis of Allowance for Loan Losses

(dollars in thousands)	2019	2018
Balance-January 1,	$19,144	$16,689

Provision charged to operating expense	2,250	1,800

Loans charged off:
Commercial, financial and agricultural	78	146
Real estate - residential mortgages	0	10
Consumer and home equity	272	289
Total loans charged off	350	445
Recoveries:
Commercial, financial and agricultural	9	139
Real estate - construction and land development	0	18
Real estate - residential mortgages	0	10
Consumer and home equity	111	23
Total recoveries	120	190
Net charge-offs	230	255
Balance-September 30,	$21,164	$18,234

Ratios:
Annualized net charge-offs as a % of average total loans	0.02%	0.02%
Allowance for loan losses as a % of total period-end loans	1.42%	1.22%
Allowance for loan losses as a % of nonperforming loans	65.95%	137.86%

The provision for loan losses increased $450,000 from September 30, 2018 to September 30, 2019.  The increase in the provision was primarily attributed to approximately $4,000,000 of specific loan loss allowances established during the first nine months of 2019, net charge-offs of $230,000, the net impact of loan growth during the period and adjustments made to certain qualitative factors and the unallocated allowance.  The provision for both periods supported adequate allowance for loan loss coverage.

Net charge-offs for the first nine months of 2019 were $230,000 compared to $255,000 for the same period of 2018. During the first nine months of 2019, there were $350,000 of charge-offs as compared to $445,000 during the same period in 2018.  The risks and uncertainties associated with weak economic and business conditions, or the erosion of real estate values may adversely affect our borrowers’ ability to service their loans, causing significant fluctuations in the level of charge-offs and provision expense from one period to another.  The allowance as a percentage of total loans was 1.42 percent at September 30, 2019, as compared to 1.29 percent at December 31, 2018 and 1.22 percent at September 30, 2018.   The unallocated portion of the allowance was $112,000 or 1 percent of the total allowance as of September 30, 2019, as compared to $719,000 or 4 percent of the total allowance as of December 31, 2018.  As the methodology for estimating specific losses has impacted the precision of these estimates, the unallocated portion of the allowance has decreased over the period.

Liquidity Risk Management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan clients, employees, and shareholders on a timely and cost effective basis in the normal course of business.  Additionally, adequate liquidity provides funds for growth and business opportunities as they arise.  Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities.  The primary sources of asset liquidity are funds received from client loan payments, investment maturities and cash inflows from mortgage-backed securities, and the net proceeds of asset sales. The primary sources of liability liquidity are deposit growth, and funds obtained from short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities.  At September 30, 2019, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $18,507,000 and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $407,941,000. The Corporation’s loan-to-deposit ratio was approximately 96 percent as of September 30, 2019, 99 percent as of December 31, 2018 and 102 percent as of September 30, 2018.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments.  Unused commitments on September 30, 2019, totaled $485,312,000 and consisted of $401,066,000 in unfunded commitments under existing loan facilities, $64,226,000 to grant new loans and $20,020,000 in letters of credit.  Generally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Recent Legislative Developments

At its October 16, 2019 meeting, the FASB approved a deferral of the effective date for several of its recent standards.  The proposal creates two new “buckets”: (1) SEC filers other than smaller reporting companies (SRCs, as defined by the SEC) and (2) all other entities.  For the Corporation, this would apply to ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“CECL”), which has not yet been adopted by the Corporation.  The effective date of the CECL standard would be for fiscal years beginning after December 15, 2022.  The Corporation plans to delay CECL implementation, but to continue moving forward with the project.

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

The following table summarizes the expected impact of interest rate shocks on net interest income as well as the Corporation’s policy limits at each level.  All scenarios were within policy limits at September 30, 2019.

Change in Interest Rates	Annual Change in Net	% Change in Net	% Change
(basis points)	Interest Income (in thousands)	Interest Income	Policy Limit
+100	$2,177	3.43%	(5.00)%
(100)	$(2,253)	(3.55)%	(5.00)%

+200	$4,150	6.53%	(15.00)%
(200)	$(6,461)	(10.17)%	(15.00)%

+300	$5,972	9.40%	(25.00)%

+400	$7,919	12.46%	(35.00)%

Item 4.  Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Treasurer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive and Chief Financial Officers concluded that, as of September 30, 2019, the Corporation’s disclosure controls and procedures were effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in the Corporation’s internal control over financial reporting that occurred during the three and nine months ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
April 1 - 30, 2019	0	$0	0	$5,000,000
May 1 - 31, 2019	0	$0	0	$5,000,000
June 1 - 30, 2019	35,600	$21.41	35,600	$4,237,804
July 1 - 31, 2019	30,100	$22.93	30,100	$3,547,610
August 1 - 31, 2019	40,500	$22.23	40,500	$2,647,348
September 1 - 30, 2019	50,600	$23.29	50,600	$1,468,921

The Corporation has a Share Repurchase Program (Program), which was authorized in 2018 to permit the purchase of up to a maximum of 4.9 percent of the outstanding shares of the Corporation’s common stock at a price per share no greater than 150 percent of the latest quarterly published book value. The Corporation’s Board of Directors, under the Program, has approved the repurchase of shares of its common stock in an aggregate amount of up to $5 million.  For the three month period ended September 30, 2019 the Corporation had acquired 121,200 shares of its common stock under the Program for a total of $2,800,000.  For the nine month period ended September 30, 2019 the Corporation had acquired 156,800 shares of its common stock under the Program for a total of $3,500,000. No shares were repurchased in 2018 or during the first quarter of 2019 under the Program. All shares of common stock repurchased pursuant to the Program will be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

This Item 4 is not applicable to the Corporation.

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for June 30, 2018, filed with the Commission on August 6, 2018)

3.2	Amended By-laws (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 12, 2016)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101	Financial statements from the Quarterly Report on Form 10-Q of Codorus Valley Bancorp, Inc. for the quarter ended September 30, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholder’s Equity, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Codorus Valley Bancorp, Inc.
(Registrant)

November 4, 2019	/s/ Larry J. Miller
Date	Larry J. Miller
Chairman, President
and Chief Executive Officer
(Principal Executive Officer)

November 4, 2019	/s/ Larry D. Pickett
Date	Larry D. Pickett, CPA
Treasurer
(Principal Financial and Accounting Officer)