Form 10-K
period 2019-12-31
CODORUS VALLEY BANCORP INC
filed 2020-03-11
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Codorus Valley Bancorp, Inc.’s voting stock held by non-affiliates was approximately $209,224,729 as of June 30, 2019.

As of February 26, 2020, Codorus Valley Bancorp, Inc. had 9,762,682 shares of common stock outstanding, par value $2.50 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2020.

Codorus Valley Bancorp, Inc.

Form 10-K Index

PART I

Item 1: Business

Codorus Valley Bancorp, Inc. (“Codorus Valley” or the “Corporation”) is a Pennsylvania business corporation, incorporated on October 7, 1986. On March 2, 1987, Codorus Valley became a bank holding company under the Bank Holding Company Act of 1956, as amended. PeoplesBank, A Codorus Valley Company (“PeoplesBank”) is its wholly owned bank subsidiary. The Corporation’s business consists primarily of managing PeoplesBank, and its principal source of income is dividends received from PeoplesBank. The Corporation also wholly-owns one non-bank subsidiary, SYC Realty Co., Inc., a subsidiary for holding certain foreclosed assets pending liquidation. On December 31, 2019, Codorus Valley had total consolidated assets of $1.89 billion, total deposits and other liabilities of $1.70 billion, and total shareholders’ equity of $191,168,000.

Bank Subsidiary

PeoplesBank, organized in 1934, is a Pennsylvania chartered bank that offers a full range of consumer, business, wealth management, and mortgage services at financial centers located in communities throughout South Central Pennsylvania and Central Maryland. In addition to the twenty-five full service financial centers there are twelve financial centers located primarily within retirement communities that provide a full suite of services on a limited basis. It was announced in late 2019 that five of the financial centers located within retirement communities would be closing by late April 2020. PeoplesBank, with origins dating back to 1864, is focused on acquiring and nurturing financial relationships with small and mid-sized businesses. The Federal Deposit Insurance Corporation insures the deposits of PeoplesBank to the maximum extent provided by law. On December 31, 2019, PeoplesBank had total gross loans of $1.51 billion, excluding loans held for sale, and total deposits of $1.59 billion. PeoplesBank had the second largest share of deposits in York County, Pennsylvania, with deposits totaling 15.6 percent of the market as of June 30, 2019, the latest available measurement date.

PeoplesBank is not dependent on deposits of, or exposed to a loan concentration to, a single client, or a small group of clients. Therefore, the loss of a single client, or a small client group, would not have a material adverse effect on the financial condition of PeoplesBank. At December 31, 2019, the largest indebtedness of a single PeoplesBank client was approximately $22,550,000 or 1.5 percent of the total loan portfolio, which was within PeoplesBank’s regulatory lending limit of $32,173,000.

Most of the Corporation’s business is with clients located within South Central Pennsylvania, principally York and Lancaster Counties and North Central Maryland, principally Harford County, Baltimore County and Baltimore City. Although this market area may pose a concentration risk geographically, we believe that the diverse local economies and our detailed knowledge of the client base lessens this risk. At December 31, 2019, the Corporation had three industry concentrations that exceeded 10 percent of the total loan portfolio: residential real estate investor represented 16.5 percent of the portfolio; commercial real estate investor represented 13.8 percent of the portfolio; and builder and developer represented 10.6 percent of the portfolio. At December 31, 2018, the Corporation had three industry concentrations that exceeded 10 percent of the total loan portfolio: residential real estate investor represented 15.6 percent of the portfolio; commercial real estate investor represented 14.2 percent of the portfolio; and builder and developer represented 10.4 percent of the portfolio. Loans to borrowers within these industries are usually collateralized by real estate.

Nonbank Subsidiaries of PeoplesBank

PeoplesBank had five wholly-owned nonbank subsidiaries as of December 31, 2019, that were consolidated for financial reporting purposes.

Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, a subsidiary that sells non-deposit investment products, began operations in January 2000, and previously operated as SYC Insurance Services, Inc. until the change to the current name in December 2005.

SYC Settlement Services, Inc. is a subsidiary that has provided real estate settlement services since January 1999 and is in the process of being dissolved. A final tax return is expected to be filed as of December 31, 2019.

Periodically, PeoplesBank creates nonbank subsidiaries for the purpose of temporarily holding certain foreclosed assets pending liquidation. On December 31, 2019, one of three of these foreclosed asset subsidiaries was active.

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

In 1991, SYC Realty Co., Inc. was incorporated as a wholly owned subsidiary of Codorus Valley, and originally commenced operations in October 1995. Codorus Valley created this nonbank subsidiary primarily for the purpose of holding certain foreclosed properties obtained by PeoplesBank pending liquidation of those properties. SYC Realty was inactive during the entire reporting period of 2019.

Employees

At year-end 2019, PeoplesBank employed 327 full-time employees and 36 part-time employees, which equated to approximately 350 full-time equivalent employees. Employees are not covered by a collective bargaining agreement, and PeoplesBank considers its relations with employees to be satisfactory.

Segment Reporting

Management has determined that it operates in only one segment, community banking. The Corporation’s non-banking activities are not significant to the consolidated financial statements.

Competition

The banking industry in PeoplesBank’s service area, South Central Pennsylvania (principally, York and Lancaster Counties), and North Central Maryland (principally, Baltimore County, Baltimore City and Harford County), is highly competitive. PeoplesBank competes through service and price, and by leveraging its hometown image. It competes with commercial banks and other financial service providers, such as thrifts, credit unions, consumer finance companies, investment firms and mortgage companies. Some financial service providers operating in PeoplesBank’s service area operate on a national and regional scale and possess resources that are greater than PeoplesBank’s.

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

On January 24, 2019, the FDIC provided preliminary notification of small bank assessment credits. On September 30, 2018, the Deposit Insurance Fund (DIF) reserve ratio reached 1.36 percent. Because the reserve ratio exceeded 1.35 percent, small banks were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15 percent to 1.35 percent, to be applied when the reserve ratio is at least 1.38 percent. The DIF reserve ratio as of June 30, 2019 was 1.40 percent. Because the reserve ratio exceeded the 1.38 percent, small bank assessment credits were applied beginning with the invoice payment for the second quarter assessment period of 2019. The small bank assessment credits issued to the Corporation were fully utilized as of December 31, 2019.

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

On September 17, 2019, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve Board, and the FDIC adopted a rule to implement the provisions of Section 201 of the Regulatory Relief Act. Under the rule, a qualifying community banking organization would be defined as a deposit institution or depository institution holding company with less than $10 billion in assets and specified limited amounts of off-balance sheet exposures, trading assets and liabilities, mortgage servicing assets, and certain temporary difference deferred tax assets. A qualifying community banking organization would be permitted to elect the CBLR framework if its CBLR is greater than 9%. The rule also addresses opting in and opting out of the CBLR framework by a community banking organization, the treatment of a community banking organization that falls below the CBLR requirements, and the effect of various CBLR levels for purposes of the prompt corrective action categories applicable to insured depository institutions. Advanced approaches banking organizations (generally, institutions with $250 billion or more in consolidated assets) are not eligible to use the CBLR framework.

The Company continues to analyze the changes implemented by the Regulatory Relief Act, including the CBLR framework included in the recently adopted rule. The Company does not believe, however, that such changes will materially impact the Company’s business, operations, or financial results.

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

Other Information

This Annual Report on Form 10-K is filed with the Securities and Exchange Commission (SEC). Copies of this document, the Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports and other filings by Codorus Valley with the SEC may be obtained electronically at PeoplesBank’s website at www.peoplesbanknet.com (select “Your Life” or “Your Business”, then select “Investor Relations”, then select “Filings”, then select “Documents”), or the SEC’s website at www.sec.gov. Copies can also be obtained without charge by writing to: Treasurer, Codorus Valley Bancorp, Inc., 105 Leader Heights Road, York, PA 17403.

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

Substantially all of our business is with clients located within South Central Pennsylvania, principally York and Lancaster Counties and North Central Maryland, principally Harford County, Baltimore County and Baltimore City. As a result of this geographic concentration, our results depend largely on economic conditions in these and surrounding areas. Deterioration in economic conditions in these markets could:

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

The London Interbank Offered Rate (“LIBOR”) is the reference rate used for many of the Corporation’s transactions, including variable and adjustable rate loans and borrowings. However, a reduced volume of interbank unsecured term borrowing, coupled with recent legal and regulatory proceedings related to rate manipulation by certain financial institutions, has led to international reconsideration of LIBOR as a financial benchmark. The United Kingdom Financial Conduct Authority (“FCA”), which regulates the process for establishing LIBOR, announced in July 2017 that the sustainability of LIBOR cannot be guaranteed. Accordingly, the FCA intends to stop persuading, or compelling, banks to submit rates for the calculation of LIBOR after 2021.

Regulators, industry groups and certain communities (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fallback language LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implantation may be on the markets for floating rate financial instruments. The uncertainty surrounding potential reforms, including the use of alternative reference rates and changes to the methods and processes used to calculate rates, may have an adverse effect on the trading market for LIBOR-based securities, loan yields, and the amount received and paid on derivative contracts and other financial instruments. In addition, the implementation of LIBOR reform proposals may result in increased compliance and operational costs.

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

We use various technology systems to manage our client relationships, general ledger, securities investments, deposits, and loans. Business disruptions can occur due to forces beyond our control such as severe weather, power or telecommunications loss, accidents, cyberattacks, terrorism, health emergencies, the spread of infectious diseases or pandemics. We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches (including privacy breaches and cyber-attacks), but such events may still occur or may not be adequately addressed if they do occur. In addition, any compromise of our systems could deter clients from using our products and services. Although we take protective measures, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have an impact on information security.

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

Stock price volatility may make it difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. These factors include, among others:

●	actual or anticipated variations in quarterly results of operations or quality of our assets;

●	recommendations by securities analysts;

●	operating and stock price performance of other companies that investors deem comparable to us;

●	any failure to pay dividends on our common stock or a reduction in cash dividends;

●	continued levels of loan quality and volume origination;

●	the adequacy of loan loss reserves;

●	the willingness of clients to substitute competitors’ products and services for our products and services and vice versa, based on price, quality, relationship or otherwise;

●	interest rate, market and monetary fluctuations;

●	declines in the fair value of our available-for-sale securities that are deemed to be other-than-temporarily impaired;

●	the timely development of competitive new products and services by us and the acceptance of such products and services by clients;

●	changes in consumer spending and saving habits relative to the financial services we provide;

●	relationships with major clients;

●	our ability to continue to grow our business internally and through acquisition and successful integration of new or acquired entities while controlling costs;

●	news reports relating to trends, concerns and other issues in the financial services industry, including the failures of other financial institutions in the current economic downturn;

●	perceptions in the marketplace regarding us and/or our competitors;

●	rapidly changing technology, or new technology used, or services offered, by competitors;

●	deposit flows;

●	changes in accounting principles, policies and guidelines;

●	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

●	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

●	changes in and compliance with laws and government regulations of federal, state and local agencies;

●	effects of climate change;

●	geopolitical conditions such as acts or threats of terrorism or military conflicts;

●	natural disasters or severe weather conditions;

●	health emergencies, the spread of infectious diseases or pandemics;

●	cyber breaches or breaches of physical premises, including data centers;

●	failure to retain or attract key personnel;

●	operating results that vary from the expectations of management, analysts and investors;

●	future sales of our equity or equity-related securities;

●	the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally; and

●	the relatively low trading volume of our common stock.

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

We are currently authorized to issue up to 30,000,000 shares of common stock of which 9,755,976 shares were outstanding as of December 31, 2019, and up to 1,000,000 shares of preferred stock, none of which were outstanding as of December 31, 2019. Our board of directors has authority, without action or vote of the shareholders of common stock, to issue all or part of the authorized but unissued shares. Authorized but unissued shares of our common stock or preferred stock could be issued on terms or in circumstances that could dilute the interests of other shareholders.

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

As of December 31, 2019, we had $10,310,000 outstanding aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by certain of our subsidiaries that are statutory business trusts. We have also guaranteed those trust preferred securities. There are currently two separate series of these junior subordinated debt securities outstanding, each series having been issued under a separate indenture and with a separate guarantee. Each of these indentures, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock at any time when (i) there shall have occurred and be continuing an event of default under the indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under the indenture; or (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have deferred payment of interest on the junior subordinated debt securities outstanding under that indenture. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities of each series from time to time for up to five years.

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

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2: Properties

Codorus Valley owns the Codorus Valley Corporate Center (“Corporate Center”), located at 105 Leader Heights Road, York, PA 17403, subject to a first lien held by ACNB Bank. The first lien held by ACNB Bank supports a $3,000,000 line of credit. No draws have been made on the line and on December 31, 2019, the balance was zero. This facility serves as the corporate headquarters and is approximately 40,000 square feet, a portion of which is leased to third-parties. The Corporate Center is adjacent to PeoplesBank’s Data Operations Center and the Leader Heights financial center and is approximately one half mile from PeoplesBank’s Administrative Services Centers.

PeoplesBank owns and leases properties in York, Cumberland and Lancaster Counties, Pennsylvania and Baltimore and Harford Counties and Baltimore City in Maryland as shown below.

	Owned	Leased	Total
Pennsylvania
Financial Centers	10	10	20
Limited Service Facilities	-	12	12
Administrative Services Centers	1	1	2
Other Properties(1)	2	1	3

Maryland
Financial Centers	4	1	5
Other Properties(2)	-	2	2

(1) The other properties located in Pennsylvania consists of a maintenance facility for storage of maintenance equipment, a 3-building complex purchased in 2019 for future back office operations expansion and the leased building for the new Lancaster City Connection Center scheduled to open in 2020.

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

PART II

Item 5: Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Codorus Valley Bancorp, Inc. stock is listed on the NASDAQ Global Market under the symbol CVLY. Codorus Valley had approximately 2,787 holders of record as of February 26, 2020. The closing price per share of Codorus Valley’s common stock on February 26, 2020, was $21.10. The following table sets forth high and low sales prices and dividends paid per common share for Codorus Valley as reported by NASDAQ during the periods indicated. All amounts reflect the impact of the common stock dividends distributed by the Corporation.

	2019			2018
			Dividends			Dividends
Quarter	High	Low	Per Share	High	Low	Per Share
First	$23.07	$18.71	$0.152	$26.97	$22.52	$0.141
Second	22.35	19.30	$0.152	28.11	24.96	$0.141
Third	23.46	19.30	$0.152	30.34	26.85	$0.141
Fourth	23.60	20.69	$0.152	29.03	19.30	$0.141

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

	Equity Compensation Plan Information
			Number of securities
	Number of securities		remaining available for future
	to be issued upon	Weighted-average	issuance under equity
	exercise of outstanding	exercise price of	compensation plans
	options, warrants, and	outstanding options,	(excluding securities
Plan Category	rights	warrants and rights	reflected in the first column)
Equity compensation plans approved by security holders	201,030	$15.25	474,511	(1)
Equity compensation plans not approved by security holders	0	0	21,117	(2)
Total	201,030	$15.25	495,628

(1) Includes 163,118 shares available for issuance under the 2007 Employee Stock Purchase Plan.

(2) Shares available for issuance under the 2001 Employee Stock Bonus Plan that provides for shares of common stock to employees as performance-based compensation.  For a description of this plan, see Note 12 - Stock-Based Compensation, to the consolidated financial statements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Corporation has a Share Repurchase Program (the “Program”), authorized in 2018, which permits the purchase of up to a maximum of 4.9 percent of the outstanding shares of the Corporation’s common stock at a price per share no greater than 150 percent of the latest quarterly published book value. The Corporation’s Board of Directors, under the Program, approved the repurchase of shares of its common stock in an aggregate amount of up to $5 million.

For the year ended December 31, 2018, the Corporation did not acquire any of its common stock under the current repurchase program. Details for repurchases under the current repurchase program for the year ended December 31, 2019 are as follows:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
April 1 - 30, 2019	0	$0	0	$5,000,000
May 1 - 31, 2019	0	$0	0	$5,000,000
June 1 - 30, 2019	35,600	$21.41	35,600	$4,237,804
July 1 - 31, 2019	30,100	$22.93	30,100	$3,547,610
August 1 - 31, 2019	40,500	$22.23	40,500	$2,647,348
September 1 - 30, 2019	50,600	$23.29	50,600	$1,468,921
October 1 - 31, 2019	65,794	$22.23	65,794	$0

Performance Graph

The following five-year performance graph compares the cumulative total shareholders return (including reinvestment of dividends) on Codorus Valley Bancorp, Inc.’s common stock to the S&P 500 Index and the ABA Community Bank NASDAQ Index. The stock performance graph assumes that $100 was invested on December 31, 2014, and the cumulative return is measured as of each subsequent fiscal year end.

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Codorus Valley Bancorp, Inc.	$100.00	$111.21	$168.28	$173.34	$143.42	$167.86
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
ABA Community Bank Index(1)	100.00	107.45	146.12	147.19	122.73	147.67

(1) The ABA Community Bank Index is a market capitalization-weighted index, including banks and thrifts or their holding companies listed on The NASDAQ Stock Market as selected by the American Bankers Association (ABA).

Item 6: Selected financial data

Codorus Valley Bancorp, Inc.
	2019	2018	2017	2016	2015
Summary of operations (in thousands)
Interest income	$85,317	$80,321	$70,415	$62,230	$56,002
Interest expense	21,378	16,401	10,868	8,649	8,174
Net interest income	63,939	63,920	59,547	53,581	47,828
Provision for loan losses	2,450	2,700	4,175	3,000	3,500
Noninterest income	13,912	13,314	11,522	10,030	9,047
Noninterest expense	51,729	49,810	44,986	41,623	37,427
Income before income taxes	23,672	24,724	21,908	18,988	15,948
Provision for income taxes	5,025	5,182	9,904	5,886	4,813
Net income	18,647	19,542	12,004	13,102	11,135
Preferred stock dividends	0	0	0	16	120
Net income available to common shareholders	$18,647	$19,542	$12,004	$13,086	$11,015

Per common share
(adjusted for stock dividends)
Net income, basic	$1.89	$1.98	$1.22	$1.35	$1.45
Net income, diluted	$1.88	$1.96	$1.21	$1.34	$1.44
Cash dividends paid	$0.608	$0.564	$0.468	$0.427	$0.400
Stock dividends distributed	5%	5%	5%	5%	5%
Book value	$19.59	$18.01	$16.72	$15.88	$15.21
Tangible book value (1)	$19.36	$17.78	$16.49	$15.65	$14.97
Cash dividend payout ratio	32.4%	28.3%	38.0%	32.0%	27.2%
Weighted average shares outstanding	9,863,332	9,857,559	9,779,816	9,694,739	7,588,531
Weighted average diluted shares outstanding	9,929,659	9,953,229	9,894,628	9,777,719	7,670,268

Profitability ratios
Return on average shareholders’ equity (ROE)	9.98%	11.42%	7.40%	8.47%	8.94%
Return on average assets (ROA)	1.01%	1.11%	0.72%	0.88%	0.82%
Net interest margin (tax equivalent basis)	3.66%	3.84%	3.84%	3.89%	3.79%
Efficiency ratio	65.93%	63.95%	62.07%	64.09%	64.60%
Net overhead ratio	2.05%	2.08%	2.03%	2.15%	2.12%

Capital ratios (consolidated)
Common equity tier 1 ratio	12.64%	12.15%	11.58%	11.88%	12.56%
Tier 1 risk-based capital	13.31%	12.83%	12.29%	12.66%	14.49%
Total risk-based capital	14.56%	14.08%	13.48%	13.81%	15.60%
Average shareholders’ equity to average assets	10.12%	9.75%	9.79%	10.44%	9.15%

Summary of financial condition at year-end (in thousands)
Investment securities (including restricted bank stock)	$164,226	$155,515	$164,902	$201,665	$218,498
Loans (including loans held for sale)	1,516,938	1,489,807	1,401,479	1,272,319	1,123,775
Assets	1,886,545	1,807,480	1,709,205	1,611,587	1,456,334
Deposits	1,590,564	1,495,280	1,384,507	1,264,177	1,094,149
Borrowings	89,557	122,332	150,805	181,947	194,820
Equity	191,168	178,746	164,219	154,957	159,141

Other data
Full service financial centers	25	26	26	26	24
Number of employees (full-time equivalents)	350	348	326	306	282
Wealth Management assets, market value (in thousands)	$899,876	$725,087	$711,161	$562,865	$514,728

(1) The following tables provides the reconciliation of tangible book value, which is a non-GAAP Financial Measure, for the dates indicated:

(dollars in thousands)	2019	2018	2017	2016	2015
Total Shareholders’ Equity	$191,168	$178,746	$164,219	$154,957	$159,141
Less: Preferred Stock	0	0	0	0	(12,000)
Less: Goodwill and Other Intangible Assets	(2,312)	(2,316)	(2,321)	(2,327)	(2,333)
Tangible Shareholders’ Equity	$188,856	$176,430	$161,898	$152,630	$144,808

Common Shares Outstanding	9,756	9,924	9,819	9,755	9,672
Book Value	$19.59	$18.01	$16.72	$15.88	$15.21

Book Value	$19.59	$18.01	$16.72	$15.88	$15.21
Effect of Intangible Assets	(0.23)	(0.23)	(0.23)	(0.23)	(0.24)
Tangible Book Value	$19.36	$17.78	$16.49	$15.65	$14.97

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

Note that many factors, some of which are discussed elsewhere in this report and in the documents that are incorporated by reference, could affect the future financial results of the Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this Form 10-K. These factors include, but are not limited to, the following:

●	Operating, legal and regulatory risks;

●	Credit risk, including an increase in nonperforming assets requiring loss provisions and the incurrence of carrying costs related to nonperforming assets;

●	Interest rate fluctuations which could increase our cost of funds or decrease our yield on earning assets and therefore reduce our net interest income;

●	Declines in the market value of investment securities considered to be other-than-temporary;

●	Unavailability of capital when needed or availability at less than favorable terms;

●	Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, may adversely affect the Corporation’s operations, net income or reputation;

●	Inability to achieve merger-related synergies, and difficulties in integrating the business and operations of acquired institutions;

●	A prolonged economic downturn or excessive inflation;

●	Political and competitive forces affecting banking, securities, asset management and credit services businesses;

●	Occurrence of natural or man-made disasters or calamities, including health emergencies, the spread of infectious diseases or pandemics;

●	The effects of and changes in the rate of FDIC premiums, including special assessments;

●	Future legislative or administrative changes to U.S. governmental capital programs;

●	Future changes in federal or state tax laws or tax rates;

●	Enacted financial reform legislation, e.g., Dodd-Frank Wall Street Reform and Consumer Protection Act, may have a significant impact on the Corporation’s business and results of operations; and

●	The risk that management’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

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

Management discussed the development and selection of critical accounting estimates and related Management Discussion and Analysis disclosures with the Audit Committee. There were no material changes made to the critical accounting estimates during the periods presented within this report. Additional information is contained in Management’s Discussion and Analysis regarding critical accounting estimates, including the provision and allowance for loan losses located on pages 39 and 54 of this report.

FINANCIAL HIGHLIGHTS

Executive Summary

The Corporation’s net income available to common shareholders (earnings) was $18,647,000 for the full year 2019, compared to $19,542,000 of earnings in 2018, a decrease of $895,000 or 5 percent. The lower net income was primarily the result of higher noninterest expense in 2019 as compared to 2018. Personnel costs increased in 2019 due to executive level positions being vacant in the first half of 2018. In addition, a write down on foreclosed real estate during the fourth quarter 2019 resulted in increased noninterest expense for the year 2019.

●	Net interest income for 2019 increased $19,000 or less than 1 percent when compared to 2018, primarily due to an increase in the volume and rate on commercial loans, offset by a corresponding increase in the rate on interest-bearing deposits.

●	Net interest margin (tax-equivalent basis) for 2019 was 3.66 percent, compared to 3.84 percent for 2018. The Corporation continues to have success in growing lower cost core deposits, while maintaining reasonable yields on new loan growth in a highly competitive environment. The average yield on earning assets increased to 4.88 percent in 2019 as compared to 4.82 percent in 2018 and the cost of interest-bearing liabilities increased to 1.54 percent in 2019, as compared to 1.24 percent in 2018.

●	The loan loss provision for 2019 was $2,450,000, a decrease of $250,000 compared to 2018. The decreased loan loss provision was the result of a decrease of $718,000 in the unallocated portion of the loan loss provision, offset by modest net loan growth and a minimal increase in total nonperforming assets compared to 2018. The provision for both periods supported adequate allowance for loan loss coverage considering several factors, including the Corporation’s growth in commercial loans. The allowance as a percentage of total loans was 1.40 percent at December 31, 2019, and 1.29 percent at December 31, 2018.

●	Noninterest income, excluding gains on sales of investment securities, for the year ended December 31, 2019, totaled $13,921,000 representing an increase of $607,000 or 5 percent compared to noninterest income of $13,314,000 for 2018. Specific noninterest income increases included trust and investment services fees, income from mutual fund, annuity and insurance sales, service charges on deposits, income from bank owned life insurance and other income. Loss on sales of investment securities totaled $9,000 for 2019 compared to no gain or loss on sales of investment securities in 2018.

●	Noninterest expense for the year ended 2019, totaled $51,729,000 representing an increase of $1,919,000 or 4 percent compared to $49,810,000 for 2018. Higher costs associated with personnel, occupancy, furniture and equipment, marketing, external data processing, other expense and foreclosed real estate, including provision for losses, accounted for the majority of the increase. Personnel costs increased in 2019 due to executive level positions being vacant in the first half of 2018. In addition, a write down on foreclosed real estate during the fourth quarter 2019 resulted in increased noninterest expense for the year 2019.

●	The provision for income taxes for 2019 totaled $5,025,000 which was $157,000 or 3 percent below the provision for income taxes for 2018 of $5,182,000. The decrease was due to lower income before taxes for 2019 compared to 2018.

●	Earnings per share were $1.89 basic and $1.88 diluted for 2019 compared to $1.98 basic and $1.96 diluted for 2018. The decrease in earnings per share for the year was primarily the result of the aforementioned lower net income in 2019.

On December 31, 2019, total assets were approximately $1.89 billion, representing a 4 percent increase compared to December 31, 2018. The growth for 2019 occurred primarily in the commercial loan portfolio and cash and cash equivalents which was funded primarily by an increase in deposits and offset by a reduction in long-term debt.

The Corporation’s capital level remained sound as evidenced by capital ratios that exceed current regulatory requirements for well capitalized institutions.

The closing price for the Corporation’s common stock (NASDAQ: CVLY) was $23.03 per share on December 31, 2019, compared to $20.24 per share on December 31, 2018, as adjusted. Cash dividends paid on common shares for the year 2019 totaled $0.608 per share, as adjusted for stock dividends, representing an increase of $0.044 or 8 percent above the cash dividends of $0.564, as adjusted, paid for the year 2018. Also, the Corporation distributed a 5 percent common stock dividend on December 10, 2019. The Selected Financial Data schedule, located on page 29 of this report, provides a summary of operations and performance metrics for the past five years in a comparative format.

Year Ended December 31, 2019 vs. Year Ended December 31, 2018

The full year 2019 net income available to shareholders of $18,647,000 represents a decrease of $895,000 compared to the full year 2018 earnings of $19,542,000. Earnings per share were $1.89 basic and $1.88 diluted for 2019 compared to $1.98 basic and $1.96 diluted for 2018. The decrease in net income and earnings per share for the year was primarily the result of higher noninterest expense in 2019 as compared to 2018. Personnel costs increased in 2019 due to executive level positions being vacant in the first half of 2018. In addition, a write down on foreclosed real estate during the fourth quarter 2019 resulted in increased noninterest expense for the year 2019.

Net interest income, which totaled $63,939,000 for the year ended December 31, 2019, represented an increase of $19,000 or less than 1 percent above net interest income of $63,920,000 for 2018. The slight change in net interest income was primarily due to an increase in the volume and rate on commercial loans, offset by a corresponding increase in the rate on interest bearing deposits.

The loan loss provision for 2019 was $2,450,000, a decrease of $250,000 compared to a provision of $2,700,000 for 2018. The decreased loan loss provision was the result of a decrease of $718,000 in the unallocated portion of the loan loss provision, offset by modest net loan growth and a minimal increase in total nonperforming assets compared to 2018. The allowance for loan losses as a percentage of total period-end loans was 1.40 percent and 1.29 percent as of December 31, 2019 and 2018, respectively. The provision for loan losses for both periods supported adequate allowance for loan loss coverage considering several factors, including the size, composition, and risks to the loan portfolio, the level of specific reserves, and realized net charge-offs.

Noninterest income, excluding gains on sales of investment securities, for the year ended December 31, 2019, totaled $13,921,000 representing an increase of $607,000 or 5 percent compared to noninterest income of $13,314,000 for 2018. Specific noninterest income increases included trust and investment services fees, income from mutual fund, annuity and insurance sales, service charges on deposits, income from bank owned life insurance and other income. Loss on sales of investment securities totaled $9,000 for 2019 compared to no gain or less on sales of investment securities for 2018.

Noninterest expense for the year ended December 31, 2019, totaled $51,729,000 representing an increase of $1,919,000 or 4 percent compared to $49,810,000 for 2018. Higher costs associated with personnel, occupancy, furniture and equipment, marketing, external data processing, other expense and foreclosed real estate, accounted for the majority of the increase. The primary driver of the aforementioned increase in noninterest expense was higher personnel costs due to lower executive level vacancy rates and a write down on foreclosed real estate during the fourth quarter 2019.

The provision for income taxes for 2019 totaled $5,025,000 which was $157,000 or 3 percent below the provision for income taxes for 2018 of $5,182,000. The decrease was due to lower income before taxes for 2019 compared to 2018.

On December 31, 2019, total assets were $1.89 billion, representing a 4 percent increase compared to total assets of $1.81 billion as of December 31, 2018. Asset growth for 2019 occurred primarily in the commercial loan portfolio and cash and cash equivalents which was funded primarily by an increase in deposits and offset by a reduction in long-term debt.

The growth in core deposits included a $9,302,000 increase in the average balance of noninterest bearing deposits for 2019 compared to 2018. Growing core deposits remains a particular focus of the Corporation because the rates paid for such deposits are low, transactional activity on these deposits are a source of fee income, and a core deposit relationship provides the opportunity to cross-sell other financial products and services. The Corporation excludes time deposits in its definition of core deposits.

Cash dividends paid on common shares for the year 2019 totaled $0.608 per share, as adjusted for stock dividends, representing an increase of $0.044 or 8 percent above the cash dividends of $0.564, as adjusted, paid for the year 2018.

The Corporation distributed a 5 percent common stock dividend on December 10, 2019, the same common stock dividend percentage that was distributed in December 2018.

The Corporation’s capital level remained sound as evidenced by capital ratios that exceed current regulatory requirements for well capitalized institutions. Table 9 - Capital Ratios, following, shows that both the Corporation and PeoplesBank were well capitalized for all periods presented.

Year Ended December 31, 2018 vs. Year Ended December 31, 2017

The full year 2018 net income available to common shareholders of $19,542,000 represents an increase of $7,538,000 compared to the full year 2017 earnings of $12,004,000. Earnings per share were $1.98 basic and $1.96 diluted for 2018 compared to $1.22 basic and $1.21 diluted for 2017. The increase in net income and earnings per share for the year was partially the result of a $2,755,000 reduction in the net deferred tax asset value at December 31, 2017 due to the new corporate tax rate of 21 percent enacted on December 22, 2017 as part of the Tax Cuts and Jobs Act that became effective January 1, 2018.

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

The loan loss provision for 2018 totaled $2,700,000, a decrease of $1,475,000 compared to the loan loss provision of $4,175,000 for 2017. The change in provision for 2018 was primarily due to specific loan loss reserves assigned during 2018 compared to a larger amount of aggregate net charge-offs and specific loan loss reserves in the prior year. The allowance for loan losses as a percentage of total period-end loans was 1.29 percent and 1.19 percent as of December 31, 2018 and 2017, respectively. The provision for loan losses for both period supported adequate allowance for loan loss coverage considering several factors, including the size, composition and risks to the loan portfolio, the level of specific reserves, and realized net charge-offs.

Noninterest income, excluding gains on sales of investment securities, for the year ended December 31, 2018, totaled $13,314,000 representing an increase of $1,871,000 or 16 percent compared to noninterest income of $11,443,000 for 2017. Specific noninterest income increases included trust and investment service fees, income from mutual fund, annuity and insurance sales, service charges on deposits, gains on sales of loans held for sale and other income. There were no gains on sales of investment securities for 2018 compared to $79,000 in 2017.

Noninterest expense for the year ended December 31, 2018, totaled $49,810,000 representing an increase of $4,824,000 or 11 percent compared to $44,986,000 for 2017. Higher costs associated with personnel, professional and legal, debit card processing, external data processing, charitable contributions and foreclosed real estate, accounted for the majority of the increase. The primary driver of the aforementioned increase in noninterest expense was the expansion of our business and consumer banking in and support services for our Maryland and Pennsylvania markets. The increase was partially offset by a decrease in telecommunications expense.

The provision for income taxes for 2018 totaled $5,182,000 which was $4,772,000 or 48 percent below the provision for income taxes for 2017 of $9,904,000. The decrease was due to a $2,755,000 reduction in the net deferred tax asset value at December 31, 2017 due to the new corporate tax rate of 21 percent enacted on December 22, 2017 as part of the Tax Cuts and Jobs Act that became effective January 1, 2018 and an overall higher tax rate in 2017, offset by a $2,816,000 increase in pre-tax net income.

On December 31, 2018, total assets were $1.81 billion, representing a 6 percent increase compared to total assets of $1.71 billion as December 31, 2017. Asset growth for 2018 occurred primarily in the commercial loan portfolio and was funded primarily by an increase in deposits.

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

Cash dividends paid on common shares for the year 2018 totaled $0.564 per share, as adjusted for stock dividends, representing an increase of $0.096 or 21 percent above the cash dividends of $0.468, as adjusted, paid for the year 2017.

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

Net interest income for the year ended December 31, 2019, was $63,939,000, an increase of $19,000 or less than 1 percent above the full year 2018 net interest income. The increase was supported by a 5 percent increase in the average volume of interest-earning assets, primarily commercial loans. The additional interest income from the increased loan volume was partially offset by the costs associated with the growth in core deposits and an increase in volume and rates paid for interest bearing demand deposits, time deposits and long-term borrowings. The net interest margin, which reflects net interest income on a tax-equivalent basis as a percentage of average interest-earning assets, was 3.66 percent for 2019, compared to 3.84 percent for 2018.

Interest income for the full year 2019 totaled $85,317,000, an increase of $4,996,000 or 6 percent above 2018. The increase in total interest income was driven by a growth in the average volume and rate of loans which was partially offset by a decrease in the average volume of tax-exempt investment securities and tax-exempt loans. Interest earning assets averaged $1.75 billion and yielded 4.88 percent (tax equivalent basis) for 2019, compared to $1.67 billion and a tax-equivalent yield of 4.82 percent, respectively, for 2018.

Interest expense for the full year 2019 totaled $21,378,000, an increase of $4,977,000 or 30 percent above 2018. The increase in total interest expense was primarily driven by an increase in rate in core deposits (the Corporation defines core deposits as demand, savings, and money market deposits), time deposits and long-term borrowings. Interest expense on deposits increased $5,156,000 or 38 percent for 2019 compared to 2018 and was primarily attributed to the increases in rates paid on interest bearing core deposits and time deposits. The average volume of interest bearing core deposits was $762,723,000 for the full year 2019, a $34,440,000 or 5 percent increase above the average volume for 2018. Interest expense on long-term debt decreased $162,000 or 6 percent for 2019. The average rate paid on long-term borrowings in 2019 of 2.48 percent, reflected a 16 percent increase from the average rate paid of 2.14 percent in 2018. Long-term debt is primarily comprised of advances from the Federal Home Loan Bank of Pittsburgh, with intermediate term bullet maturities that supplement deposit funding and provide a partial funding hedge against rising market interest rates.

Tables 1 and 2, following, are presented on a tax-equivalent basis to make it easier to compare taxable and tax-exempt assets. Interest on tax-exempt assets (which include securities issued by, or loans made to, state and local governments) is adjusted based upon a 21 percent federal income tax rate in 2019 and 2018 compared to a 35 percent rate for 2017.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

		2019			2018			2017
	Average		Yield/	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$92,436	$1,960	2.12%	$53,522	$1,053	1.97%	$34,050	$379	1.11%
Investment securities:
Taxable	130,687	3,348	2.56	113,703	2,745	2.41	131,999	2,809	2.13
Tax-exempt	29,387	846	2.88	46,376	1,309	2.82	55,565	1,855	3.34
Total investment securities	160,074	4,194	2.62	160,079	4,054	2.53	187,564	4,664	2.49

Loans:
Taxable (1)	1,488,922	78,984	5.30	1,445,572	75,024	5.19	1,335,264	65,501	4.91
Tax-exempt	10,704	428	4.00	15,264	558	3.66	17,611	750	4.26
Total loans	1,499,626	79,412	5.30	1,460,836	75,582	5.17	1,352,875	66,251	4.90
Total earning assets	1,752,136	85,566	4.88	1,674,437	80,689	4.82	1,574,489	71,294	4.53
Other assets (2)	93,462			80,769			81,534
Total assets	$1,845,598			$1,755,206			$1,656,023
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$677,083	$8,037	1.19%	$640,813	$6,366	0.99%	$582,389	$2,841	0.49%
Savings	85,640	85	0.10	87,470	87	0.10	85,925	86	0.10
Time	511,940	10,587	2.07	454,608	7,100	1.56	426,189	5,211	1.22
Total interest bearing deposits	1,274,663	18,709	1.47	1,182,891	13,553	1.15	1,094,503	8,138	0.74
Short-term borrowings	7,892	42	0.53	10,104	59	0.58	38,988	316	0.81
Long-term debt	106,133	2,627	2.48	130,611	2,789	2.14	132,200	2,414	1.83
Total interest bearing liabilities	1,388,688	21,378	1.54	1,323,606	16,401	1.24	1,265,691	10,868	0.86

Noninterest bearing deposits	257,995			248,693			217,274
Other liabilities	12,107			11,795			10,837
Shareholders’ equity	186,808			171,112			162,221

Total liabilities and shareholders’ equity	$1,845,598			$1,755,206			$1,656,023
Net interest income (tax equivalent basis)		$64,188			$64,288			$60,426
Net interest margin (3)			3.66%			3.84%			3.84%
Tax equivalent adjustment		(249)			(368)			(879)
Net interest income		$63,939			$63,920			$59,547

(1)	Average balance includes average nonaccrual loans of $23,626,000 in 2019, $6,414,000 in 2018, and $5,095,000 in 2017. Interest includes net loan fees of $3,175,000 in 2019, $3,209,000 in 2018, and $2,995,000 in 2017.

(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.

(3)	Net interest income (tax equivalent basis) annualized as a percent of average interest earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	2019 vs. 2018			2018 vs. 2017
	Increase (decrease) due			Increase (decrease) due
	to change in			to change in
(dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$765	$142	$907	$217	$457	$674
Investment securities:
Taxable	303	300	603	(384)	320	(64)
Tax-exempt	(479)	16	(463)	(306)	(240)	(546)
Loans:
Taxable	1,454	2,506	3,960	5,430	4,093	9,523
Tax-exempt	(167)	37	(130)	(100)	(92)	(192)
Total interest income	1,876	3,001	4,877	4,857	4,538	9,395
Interest Expense
Deposits:
Interest bearing demand	408	1,263	1,671	291	3,234	3,525
Savings	(2)	0	(2)	1	0	1
Time	896	2,591	3,487	348	1,541	1,889
Short-term borrowings	(15)	(1)	(16)	(259)	2	(257)
Long-term debt	(485)	323	(162)	(27)	402	375
Total interest expense	802	4,176	4,978	354	5,179	5,533
Net interest income	$1,074	$(1,175)	$(101)	$4,503	$(641)	$3,862

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

For the year 2019, the provision for loan losses was $2,450,000, which was $250,000 or 9 percent lower, compared to a provision of $2,700,000 in 2018. The decreased provision for loan losses was the result of a decrease of $718,000 in the unallocated portion of the loan loss provision, offset by modest net loan growth and a minimal increase in total nonperforming assets compared to prior years. The provision for both periods supported adequate allowance for loan loss coverage, including the Corporation’s growth in commercial loans, and the Corporation’s analysis of the adequacy of the allowance based upon the size, composition, and risks to the loan portfolio, the level of specific reserves, and realized net charge-offs.

Noninterest Income

The following table presents the components of total noninterest income for each of the past three years.

Table 3 - Noninterest income

(dollars in thousands)	2019	2018	2017
Trust and investment services fees	$3,598	$3,218	$2,889
Income from mutual fund, annuity and insurance sales	1,055	1,031	821
Service charges on deposit accounts	4,845	4,732	4,164
Income from bank owned life insurance	1,252	972	1,028
Other income	1,965	1,650	1,107
Net gain on sales of loans held for sale	1,206	1,711	1,434
(Loss) gain on sales of securities	(9)	0	79
Total noninterest income	$13,912	$13,314	$11,522

For the year 2019, the overall $598,000 or 4 percent increase in total noninterest income, compared to the year 2018, was primarily the result of increases across all categories with the exception of net gain on sales of loans held for sale and loss on sales of securities. The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The upward trend in trust and investment services fee income over the three year period presented was due to growth in trust assets under management from both new accounts, and appreciation in the market value of managed accounts, upon which some fees are based.

Income from mutual fund, annuity and insurance sales— Income from mutual fund, annuity and insurance sales increased due to higher volume of assets under management over the last three year period. The non-deposit investment products are sold by PeoplesBank’s subsidiaries Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors.

Service charges on deposit accounts—For the year 2019, the $113,000 or 2 percent increase in service charge income compared to the year 2018 was due to an increase in the volume of demand deposit accounts subject to fees and debit card transactions. For the year 2018, service charge income increased $568,000 or 14 percent as compared to the year 2017.

Income from bank owned life insurance (BOLI)—For the year 2019, the $280,000 or 29 percent increase in income from BOLI compared to 2018 was primarily due to additional investments totaling $6,836,000 during 2019. For the year 2018, the $56,000 or 5 percent decrease in income from BOLI compared to 2017 was primarily due to a lower return on investments.

Other income—For the year 2019, the $315,000 or 19 percent increase in other income compared to the year 2018 was primarily due to an increase in credit card merchant fees, loan servicing fees and letter of credit fees. For the year 2018, the $543,000 or 49 percent increase in other income compared to the year 2017 was also primarily due to an increase in credit card merchant fees, loan servicing fees and letter of credit fees.

Net gain on sales of loans held for sale—For the year 2019, the $505,000 or 30 percent decrease in net gain on sales of loans held for sale compared to the year 2018 was primarily due to a decrease in volume of loans selling the guaranteed portion of secondary-market qualified loans originated through programs with the Small Business Administration. Previously, there had been an upward trend in net gains from the sale of loans held for sale primarily due to a favorable trend in sales of fixed-rate residential mortgage loans and selling the guaranteed portion of secondary-market qualified loans originated through programs with the Small Business Administration.

Net (loss) gain on sales of securities—For the year 2019, the Corporation realized $9,000 in losses on sales of securities compared to $0 in 2018 and gains of $79,000 for the year 2017. Securities sold included those where market pricing for certain instruments provided a favorable total return upon the sales and reinvestment of proceeds, versus holding the respective securities to maturity. In addition, sales provided cash to meet short-term liquidity needs.

Noninterest Expense

The following table presents the components of total noninterest expense for each of the past three years.

Table 4 - Noninterest expense

(dollars in thousands)	2019	2018	2017
Personnel	$30,224	$29,410	$26,045
Occupancy of premises, net	3,637	3,457	3,305
Furniture and equipment	3,174	3,044	2,851
Postage, stationery and supplies	720	734	765
Professional and legal	946	922	823
Marketing	1,785	1,589	1,572
FDIC insurance	473	702	723
Debit card processing	1,258	1,302	1,071
Charitable donations	1,657	2,131	1,368
Telecommunications	501	627	813
External data processing	2,473	2,144	1,690
Foreclosed real estate including provision for (recovery of) losses	776	66	(21)
Other	4,105	3,682	3,981
Total noninterest expense	$51,729	$49,810	$44,986

Total noninterest expense for the year 2019 increased $1,919,000 or 4 percent above the year 2018, reflecting the overall expansion of our business and consumer banking and support services for our Maryland and Pennsylvania markets. The discussion that follows addresses changes in selected noninterest expenses.

Personnel—The upward trend in personnel expense was due largely to an increase in wage and benefit costs resulting from planned staff additions to support our expanded business and consumer banking services in Maryland and Pennsylvania. The increase for the year 2019 compared to the year 2018 of $814,000 or 3 percent, was lower than previous comparable periods due to a high vacancy rate for executive level positions in 2018.

Occupancy of premises, net— Occupancy of premises expense is comprised of rent, depreciation, maintenance, insurance, real estate taxes and utilities. The level of expense can vary annually based upon franchise expansion, repairs and maintenance, and normal business growth.

Furniture and equipment—The upward trend in furniture and equipment expense was in alignment with the increased personnel expense, as additional furniture, computer hardware and software (and related depreciation and maintenance expenses) were incurred to support business expansion and staff growth.

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

Marketing— The overall upward trend in marketing expense reflects an increased operating budget to support normal business growth, and corporate initiatives such as branding, product advertising and internal promotions. For the year 2019, the $196,000 or 12 percent increase in marketing compared to the year 2018 was primarily due to market research to support a brand refresh initiative in 2020.

FDIC insurance—FDIC insurance fluctuations are a result of growth in assets and changes in financial ratios and other factors which are used to calculate the assessment multiplier. For the year 2019, the $229,000 or 33 percent decrease was primarily the result of assessment credits issued by the FDIC.

Debit card processing—For the year 2019, the $44,000 or 3 percent decrease in debit card processing expense was primarily due to a change in vendor which reduced the costs per transaction. Prior year showed an upward trend, reflecting a continual increase in debit card transaction volume, due primarily to the increased number of demand deposit accounts and debit cards.

Charitable donations—The level of charitable donations can fluctuate annually due to the timing of payment and the availability of the state tax credits. Some donations to nonprofit organizations qualify for related state tax credits that typically range from 50 to 90 percent of the amount donated, effectively lowering the cost of the donation. PeoplesBank uses state tax credits from donations to reduce its Pennsylvania bank shares tax expense which is included in other expenses as well as Maryland corporate income tax. In 2018 the Corporation established a charitable foundation, accounting for $560,000 of the increase as compared to 2017. In 2019 the donation to the charitable foundation was lower, resulting in a $474,000 decrease in charitable donation expense.

Telecommunications— Although network capacity, the number of facilities, and personnel continue to increase, telecommunication decreased 20 percent in 2019, as compared to 2018 and decreased 23 percent, as compared to 2017, as the result of a contract re-negotiation.

External data processing—The upward trend in external data processing from 2017 to 2019 reflects increased reliance on outsourcing transaction processing to specialized vendors, which is typically performed on their hosted and secure websites, thereby increasing the Corporation’s data processing efficiency. Additional expenditures related to expansion in the electronic banking services offered to our client base, and charges for higher transaction volume from normal business growth.

Foreclosed real estate including provision for (recovery of) losses—For the year 2019, the $710,000 increase was primarily the result of a write down on foreclosed real estate during the fourth quarter 2019. For the year 2017, there was a recovery of a prior year provision.

Other expense —Other expense, comprised of many underlying expenses, increased $423,000 or 11 percent in 2019 as compared to 2018 reflecting increased expenses associated with miscellaneous loan expenses and impaired loans. In 2018, other expense decreased $299,000 or 8 percent as compared to 2017 reflecting reduced costs associated with miscellaneous loan expenses and impaired loans.

Provision for Income Taxes

The provision for income taxes for 2019 totaled $5,025,000, which was $157,000 or 3 percent below the provision for income taxes for 2018 of $5,182,000. The decrease was due to lower net income before taxes in 2019 compared to 2018. For 2019 and 2018, the Corporation’s incremental statutory federal income tax rate was 21 percent; however, the Corporation’s effective income tax rate was approximately 21.3 percent for 2019, compared to 21.0 percent for 2018. The effective tax rate differs from the statutory tax rate due to the impact and volume of tax-exempt income, including income from bank owned life insurance and certain municipal securities and loans and the new corporate tax rate.

BALANCE SHEET REVIEW

Interest Bearing Deposits with Banks

Interest bearing deposits with banks totaled $110,742,000 on December 31, 2019, compared to $69,103,000 on December 31, 2018. The balance increased as a result of the strong growth in deposits offset by loan growth, principally commercial loans and a reduction in long-term debt.

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

The following table shows the amortized cost and fair value, by type of debt security, for three year-end periods:

Table 5-Investment Securities
	December 31,
	2019		2018		2017
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
Debt securities:
U.S. Treasury notes	$9,834	$9,953	$19,780	$19,003	$14,758	$14,071
U.S. agency	15,000	14,923	16,000	15,063	18,015	17,303
U.S. agency mortgage-backed, residential	106,799	108,155	75,446	74,555	75,204	75,175
State and municipal	26,385	26,644	41,184	40,972	51,827	52,042
Total debt securities	$158,018	$159,675	$152,410	$149,593	$159,804	$158,591

At December 31, 2019, the fair value of securities, available-for-sale, totaled $159,675,000, an increase compared to the fair value of the investment securities portfolio balance of $149,593,000 at December 31, 2018.

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

As shown in Table 5, above, the Corporation holds investments in the obligations of states and municipalities. Municipalities have many options for meeting their debt obligations, including decreasing costs and service levels, imposing taxes and fees and selling assets. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific reserves, which provide additional layers of protection to the investor. Access to the credit market and a good credit rating are high priorities enabling a municipality to meet its current and future funding needs at a reasonable interest cost. For these reasons, defaults on municipal bonds are unusual. The majority of municipal bonds in the Corporation’s portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but such bonds are for critical services such as water and sewer. Many of the municipal holdings are also insured or backed by specific school district loss reserves. Based on the results of an independent credit review of the Bank’s entire municipal bond portfolio as performed in 2019, and recent bond ratings by national statistical rating organizations, we believe that the municipal investments held by PeoplesBank are investment grade.

The table below shows that the available-for-sale securities portfolio had an overall yield of 2.64 percent on December 31, 2019:

Table 6-Securities Maturity Schedule (amortized cost basis)
	December 31, 2019
	Maturity Distribution
		One	Five
	One year	through	through	After	Total
(dollars in thousands)	or less	five years	ten years	ten years	Amount	Yield(1)
Debt securities:
U.S. Treasury notes	$4,997	$0	$4,837	$0	$9,834	2.42%
U.S. agency	0	10,000	5,000	0	15,000	1.90%
U.S. agency mortgage-backed, residential (2)	298	85,600	11,315	9,586	106,799	2.68%
State and municipal	2,024	9,193	15,168	0	26,385	3.01%
Total debt securities	$7,319	$104,793	$36,320	$9,586	$158,018	2.64%

Yield (1)	2.73%	2.56%	2.71%	3.25%	2.64%

(1)	Weighted average yields (tax equivalent basis) were calculated on the amortized cost basis.
(2)	U.S. agency mortgage-backed securities are included in the maturity categories based on average expected life.

The portfolio yield as of December 31, 2019, reflected in the table above, is higher than the 2.58 percent securities portfolio yield as of December 31, 2018. Generally, higher yielding securities, as compared to the yields in maturing and called securities, were purchased in 2019. Purchases included the reinvestment of cash flows from maturities, calls and principal repayments on mortgage-backed bonds, during a year of increasing market investment interest rates. More information about investment securities is provided in Note 3-Securities, to the consolidated financial statements.

Restricted Investment in Bank Stocks

At December 31, 2019, the Corporation held approximately $4,551,000 in restricted common stock, compared to $5,922,000 at year-end 2018. Investment in restricted stock is a condition of obtaining credit from the Federal Home Loan Bank of Pittsburgh (FHLBP) and the Atlantic Community Bankers Bank, which is a subsidiary of Atlantic Community Bancshares, Inc. (ACBI). Accordingly, changes in the level of restricted stock are the result of member capital requirements and borrowing levels from the FHLBP as described within the Long-term Debt section of this report. Of the total investment as of December 31, 2019, approximately $4,476,000 consisted of stock issued by the FHLBP, with the remainder being restricted stock issued by ACBI. Information about restricted investment in bank stocks, including impairment considerations, is provided in Note 1–Summary of Significant Accounting Policies, to the consolidated financial statements.

Loans Held for Sale

On December 31, 2019, loans held for sale were approximately $11,803,000, which consists of $5,065,000 residential mortgage loans and $6,738,000 of Small Business Administration (SBA) loans compared to $4,127,000 at year-end 2018, which consists of $516,000 residential mortgage loans and $3,611,000 of Small Business Administration (SBA) loans. For both years, PeoplesBank’s mortgage banking production focused on originating and selling secondary-market qualifying residential mortgage loans.

Loans

On December 31, 2019, total loans, net of deferred fees, totaled approximately $1.51 billion, compared to $1.49 billion at year end 2018, an increase of $19,455,000 or 1 percent above total loans as of year-end 2018. The increase consisted of increased commercial loans of $4,797,000 or 0.4 percent and increased consumer loans of $14,658,000 or 7 percent which reflected continued loan demand in our markets, and our continued ability to expand existing relationships with creditworthy borrowers, and acquire new loan business, based on our reputation for client service and competitive prices and terms.

The average yield (tax-equivalent basis) earned on total loans was 5.30 percent for the full year 2019, as compared to 5.17 percent for the year 2018. Slowly rising market interest rates and strong competition in our markets resulted in continuing pricing pressures on new loan and refinancing activities. The composition of the Corporation’s loan portfolio, by industry class, at December 31, 2019 and 2018 is provided in Note 4–Loans in the notes to the consolidated financial statements.

The following table presents the general composition of total loans for five year-end periods:

Table 7-Loan Portfolio Composition

	December 31,
(dollars in thousands)	2019	%	2018	%	2017	%	2016	%	2015	%
Commercial, financial and agricultural	$1,125,295	74.7	$1,124,833	75.7	$1,013,428	72.4	$924,729	72.8	$802,436	71.5
Real estate-construction and land development	159,312	10.6	154,977	10.4	184,402	13.2	148,635	11.7	133,978	11.9
Total commercial related loans	1,284,607	85.3	1,279,810	86.1	1,197,830	85.6	1,073,364	84.5	936,414	83.4

Real estate - residential mortgages	94,868	6.3	83,977	5.7	79,325	5.6	73,496	5.8	70,094	6.2
Consumer and home equity	125,660	8.4	121,893	8.2	122,609	8.8	123,911	9.7	116,703	10.4
Total consumer related loans	220,528	14.7	205,870	13.9	201,934	14.4	197,407	15.5	186,797	16.6

Total loans	$1,505,135	100.0	$1,485,680	100.0	$1,399,764	100.0	$1,270,771	100.0	$1,123,211	100.0

The table below shows at December 31, 2019, the commercial loan portfolio was comprised of approximately $807,721,000 or 63 percent in fixed rate loans, and $476,886,000 or 37 percent in floating rate loans. This compares to $832,146,000 or 65 percent in fixed rate loans, and $447,664,000 or 35 percent in floating rate loans, for the year ended December 31, 2018. Floating rate loans reprice periodically with changes in the Wall Street Journal (WSJ) Prime Rate, or LIBOR.

Table 8-Selected Loan Maturities and Interest Rate Sensitivity

	December 31, 2019
	Maturity Distribution
		One
	One year	through	After
(dollars in thousands)	or less	five years	five years	Total
Commercial, financial and agricultural	$429,114	$418,972	$277,209	$1,125,295
Real estate-construction and land development	76,095	50,360	32,857	159,312
Total commercial related loans	$505,209	$469,332	$310,066	$1,284,607

Fixed interest rates	$111,532	$411,794	$284,395	$807,721
Floating interest rates	393,677	57,538	25,671	476,886
Total commercial related loans	$505,209	$469,332	$310,066	$1,284,607

During 2019, in terms of dollars and percentages more floating rate commercial loans were originated although a majority of the commercial portfolio is fixed rate loans with maturities ranging from five to ten years. Although the commercial loan portfolio’s fixed rate volume and longer maturities increase risk if interest rates rise, management has implemented interest rate risk mitigation strategies which include maintaining a shorter duration in the Corporation’s investment portfolio, and lengthening fixed rate liabilities, principally borrowings from the Federal Home Loan Bank of Pittsburgh. In addition, commercial loans are generally structured whereby there is an initial fixed rate period, typically five years, and then adjust based upon a predetermined index if a new fixed rate is not renegotiated. Approximately 49 percent of the loans identified as fixed interest rates above are set to adjust during the term of the loan. Additional loan information can be found in Note 4–Loans, in the notes to the consolidated financial statements, and within the Risk Management section of this report.

Premises and Equipment

On December 31, 2019, premises and equipment, net of accumulated depreciation, totaled approximately $25,967,000, as compared to $24,724,000 on December 31, 2018. The increase was a result of new purchases of $3,103,000, offset by depreciation and disposals on existing premises and equipment of $2,994,000. Financing leases which are now included as part of premises and equipment on the consolidated balance sheets had a balance of $1,134,000 on December 31, 2019.

Other Assets

On December 31, 2019, other assets totaled approximately $63,567,000, compared to $57,495,000 of other assets as of December 31, 2018. Other assets were primarily comprised of investments in bank owned life insurance (BOLI), foreclosed real estate, accrued interest receivable, and deferred tax assets.

Investments in life insurance relates to a select group of employees and directors whereby PeoplesBank is the owner and beneficiary of the policies. These investments, carried at the cash surrender value of the underlying policies, totaled $45,647,000 at year-end 2019, compared to $37,585,000 at year-end 2018. PeoplesBank purchased $6,836,000 of BOLI during 2019. The selection of the underlying BOLI insurers is based primarily on the respective insurers’ high credit rating and reputation, and competitive tax-exempt yield. The Corporation also seeks to maintain a reasonable diversification among insurers supporting the BOLI portfolio. The level of the Corporation’s BOLI investment was approximately 23 percent of PeoplesBank’s Tier 1 capital, excluding net unrealized gains on available-for-sale securities, at December 31, 2019, which is within the regulatory guideline of 25 percent of Tier 1 capital.

Other assets also include foreclosed real estate, net of allowance, totaling $797,000 at year-end 2019, compared to $1,755,000 at year-end 2018. The $958,000 decrease was the result of the sale of three properties of $315,000 and write downs of $643,000 in 2019. Foreclosed real estate is discussed in the Nonperforming Assets section of this report.

Also included with other assets is $5,016,000 of accrued interest receivable on loans and investment securities, and $4,115,000 of net deferred tax assets. Additional information about these assets can be found in Note 1–Summary of Significant Accounting Policies in the notes to the consolidated financial statements under the appropriate subheadings.

Funding

Deposits

Deposits are the Corporation’s principal source of funding for earning assets. The average rate paid on interest-bearing deposits was 1.47 percent for the year 2019 as compared to 1.15 percent for the year 2018.

On December 31, 2019, deposits totaled $1.59 billion, which represented a $95,284,000 or 6 percent increase compared to the level at year-end 2018. The increase, primarily associated with noninterest and interest bearing demand and time deposits, reflects several rate promotions offered throughout the year on time deposits. Core deposits, consisting of demand, money market and savings, in aggregate, increased $17,149,000 or 2 percent and time deposits (i.e. CDs) increased $78,135,000 or 17 percent. Of the total $542,911,000 of time deposits as of December 31, 2019, the balance of certificates of deposit with a balance of less than $100,000 totaled $303,527,000, $100,000 to $250,000 totaled $175,477,000 and $250,000 or more totaled $63,907,000. Time deposits totaling $290,035,000 or 53 percent of the total at year-end 2019 will mature in 2020.

On December 31, 2019, the balance of certificates of deposit with a balance of $100,000 and above was $239,384,000. Of this total, $18,033,000 mature within three months, $34,317,000 mature after three months but within six months, $78,991,000 mature after six months but within twelve months, and the remaining $108,043,000 mature beyond twelve months. The composition of the Corporation’s deposit portfolio at December 31, 2019 is provided in Note 7-Deposits, in the notes to the consolidated financial statements.

Short-term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase (repo agreements), federal funds purchased, and other borrowings as described more fully in Note 8-Short-term Borrowings and Long-term Debt, to the consolidated financial statements. On December 31, 2019, short-term borrowings totaled $7,925,000, as compared to the $7,022,000 as of December 31, 2018. The balance on December 31, 2019, consisted of $7,925,000 of repurchase agreements and no other short-term borrowings as compared to the balance of $7,022,000 at year-end 2018 consisting of repurchase agreements and no other short-term borrowings. The increase in the balance of repurchase agreements was a result of a shifting in balances out of deposit products while other short-term borrowings remained the same as cash flow from investments and deposits were ample to fund loan growth and maintain adequate liquidity.

Long-term Debt

Long-term debt is a secondary funding source to deposits for asset growth. On December 31, 2019, long-term debt totaled $81,632,000, compared to $115,310,000 at year-end 2018. The decrease was the result of the repayment of matured advances from the Federal Home Loan Bank of Pittsburgh (FHLBP).

Generally, funds for the payment of long-term debt come from operations. On December 31, 2019, total unused credit with the FHLBP was approximately $445,067,000. Obligations to the FHLBP are secured by FHLBP stock and qualifying collateral, principally real estate secured loans. A listing of outstanding long-term debt obligations is provided in Note 8-Short-term Borrowings and Long-term Debt, in the notes to the consolidated financial statements.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity, or capital, enables the Corporation to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion, balance sheet growth, dividend policy, and regulatory mandates.

Total shareholders’ equity was $191,168,000 on December 31, 2019, an increase of approximately $12,422,000 or 7 percent, compared to $178,746,000 at year-end 2018. The increase was primarily the result of the Corporation’s $18,647,000 in net income available for shareholders less $6,017,000 of dividends paid to shareholders for 2019 and $4,993,000 of treasury stock purchased. Information pertaining to stock of the Corporation is disclosed in Note 10–Shareholders’ Equity, in the notes to the consolidated financial statements.

Dividends on Stock

The Corporation typically pays cash dividends on its stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation’s capital requirements, current and projected net income, and other factors. Annual cash dividends per share for the year 2019 totaled $0.608 per share, as adjusted for stock dividends, representing an increase of $0.044 or 8 percent above the cash dividends of $0.564, as adjusted, paid for the year 2018.

Periodically, the Corporation distributes stock dividends on its stock. On December 10, 2019, the Corporation distributed a 5 percent stock dividend to shareholders of record at the close of business on October 22, 2019. A 5 percent stock dividend was also distributed in December 2018.

Compensation Plans

As disclosed in this report, the Corporation maintains various employee and director benefit plans that could result in the issuance of its stock or affect its earnings. Information regarding these plans can be found in Note 11-Benefit Plans and Note 12-Stock-Based Compensation, in the notes to the consolidated financial statements.

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

Table 9-Capital Ratios
	Ratios		Federal Minimum		Federal		Capital (2)
	at December 31,		Required (1)		Well		at December 31,
(dollars in thousands)	2019	2018	2019	2018	Capitalized		2019	2018

Common Equity Tier 1 Capital
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	12.64%	12.15%	7.000%	6.375%	n/a	%	$190,312	$178,656
PeoplesBank	12.88	12.58	7.000	6.375	6.50		193,421	184,420

Tier 1 risk-based capital
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	13.31%	12.83%	8.500%	7.875%	n/a	%	$200,312	$188,656
PeoplesBank	12.88	12.58	8.500	7.875	8.00		193,421	184,420

Total risk-based capital
(as a percentage of risk weighted assets)
Codorus Valley Bancorp, Inc. (consolidated)	14.56%	14.09%	10.500%	9.875%	n/a	%	$219,154	$207,040
PeoplesBank	14.13	13.83	10.500	9.875	10.00		212,220	202,757

Leverage
(Tier 1 capital as a percentage of average total assets)
Codorus Valley Bancorp, Inc. (consolidated)	10.71%	10.46%	4.00%	4.00%	n/a	%	$200,312	$188,656
PeoplesBank	10.36	10.25	4.00	4.00	5.00		193,421	184,420

(1) Minimum amounts and ratios as of December 31, 2018 include the full phase in of the capital conservation buffer of 2.5 percent required by the Basel III framework.  The conservation buffer was phased in over a four year period beginning January 1, 2016, with the full 2.5 percent required as of January 1, 2019.

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

The new rule provides that, in order to avoid restrictions on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold the 2.5 percent capital conservation buffer, which was phased in over a four year period beginning January 1, 2016, with the full 2.5 percent required as of January 1, 2019.

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

The Corporation’s regulatory capital position at December 31, 2019 and 2018, as reflected in Table 9 above, reflects compliance with the new rule requirements that became effective January 1, 2015. The Corporation plans to manage its capital to ensure continued compliance.

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

The Corporation uses loan-to-value ratios (“LTV ratios”) for loan underwriting, establishing generally acceptable ratios of the loan amount to the value of the collateral securing the loan, to minimize the risk of future loss from the loan portfolio. At December 31, 2019, the LTV ratios listed below were in effect.

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

One component of the internal credit risk review is the identification and management of industry concentrations, defined as greater than 10 percent of the total loan portfolio. As of December 31, 2019, the Corporation had three industry concentrations that exceeded 10 percent of the total loan portfolio: residential real estate investor represented 16.5 percent of the portfolio; commercial real estate investor represented 13.8 percent of the portfolio; and builder and developer represented 10.6 percent of the portfolio. As of December 31, 2018, the Corporation had the same three industry concentrations that exceeded 10 percent of the total loan portfolio: residential real estate investor, which represented 15.6 percent of the portfolio; commercial real estate investor, which represented 14.2 percent of the portfolio; and builder & developer, which represented 10.4 percent of the portfolio. Loans to borrowers within these industries are usually collateralized by real estate.

In addition to a comprehensive lending policy, numerous internal reviews of loan and foreclosed real estate portfolios occur throughout the year. These portfolios, or selected accounts therein, are also examined periodically by the Corporation’s or PeoplesBank’s regulators.

Nonperforming Assets

Table 10 – Nonperforming Assets, below, presents a five-year history of asset categories posing the greatest risk of loss and related ratios.

Table 10-Nonperforming Assets
	December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Nonaccrual loans	$24,696	$20,058	$5,052	$3,114	$3,045
Nonaccrual loans, troubled debt restructurings	54	930	0	0	188
Accruing loans that are contractually past due 90 days or more as to principal and interest	280	2,128	76	733	484
Total nonperforming loans	25,030	23,116	5,128	3,847	3,717
Foreclosed real estate, net of allowance	797	1,755	216	2,705	2,913
Total nonperforming assets	$25,827	$24,871	$5,344	$6,552	$6,630
Accruing troubled debt restructurings	$1,596	$3,098	$3,344	$3,664	$3,903

Total period-end loans, net of deferred fees	$1,505,135	$1,485,680	$1,399,764	$1,270,771	$1,123,211
Allowance for loan losses (ALL)	$21,066	$19,144	$16,689	$14,992	$12,704
ALL as a % of total period-end loans	1.40%	1.29%	1.19%	1.18%	1.13%
Net charge-offs as a % of average total loans	0.04%	0.02%	0.18%	0.06%	0.19%
ALL as a % of nonperforming loans	84.16%	82.81%	325.48%	389.69%	341.78%
Nonperforming loans as a % of total period-end loans	1.66%	1.56%	0.37%	0.30%	0.33%
Nonperforming assets as a % of total period-end loans and net foreclosed real estate	1.72%	1.67%	0.38%	0.51%	0.59%
Nonperforming assets as a % of total period-end assets	1.37%	1.38%	0.31%	0.41%	0.46%
Nonperforming assets as a % of total period-end shareholders’ equity	13.51%	13.91%	3.25%	4.23%	4.17%

For the year 2018 there was a $19.5 million increase in nonperforming assets, primarily related to the identification of a likely deterioration within eight credit relationships that had a loan balance of $16.9 million, of which one relationship represents $9.4 million. For the year 2019 there was a $956,000 increase in nonperforming assets. The Corporation expanded its legal department in 2019 to include a part-time dedicated workout officer. The continuous collection efforts coordinated by the Corporation’s General Counsel, recoveries from borrower payments and foreclosed real estate sales, the establishment of valuation allowances for selective accounts, and if necessary, loan charge-offs have been critical to managing the level of nonperforming assets. Management believes that specific reserves assigned within the allowance for loan losses for each credit is sufficient at December 31, 2019 and the bank is not experiencing a change in the portfolio’s credit quality. In monitoring and managing nonperforming assets, we remain concerned about the impact of changing economic conditions, and the potential for adverse real estate market value changes, and the corresponding effects on commercial borrowers.

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

As of December 31, 2019, the nonperforming loan portfolio balance totaled $25,030,000, compared to $23,116,000 at year-end 2018. Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due. The Corporation generally places a loan on nonaccrual status and ceases accruing interest income (i.e., recognizes interest income on a cash basis as long as the loan is sufficiently collateralized) when loan payment performance is unsatisfactory and the loan is past due 90 days or more. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all of the principal and interest amounts contractually due are current for at least six consecutive payments and future payments are reasonably assured. As of December 31, 2019, the nonaccrual loan portfolio balance totaled $24,750,000, compared to $20,988,000 at year-end 2018. The increase in nonaccrual loans resulted from loans totaling $10,336,000 being placed on nonaccrual status, which was offset by reductions totaling $6,574,000 primarily the result of principal repayments and charge-offs. For both periods, the nonperforming loan portfolio balance was comprised primarily of collateralized commercial loans. For 2019, the gross interest income that would have been recorded if the nonaccrual loans had been current in accordance with their original terms and current throughout the period was approximately $1,915,000. The amount of interest income on those nonaccrual loans that was included in net income for 2019 was approximately $203,000. The interest income recognized on impaired loans in Note 4–Loans, in the notes to the consolidated financial statements, is a higher amount because it includes interest income on all impaired loans, which includes nonaccrual loans, from the time the loan was impaired.

Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank and is included in the Other Assets category on the Corporation’s balance sheet. The carrying amount of foreclosed real estate as of December 31, 2019, net of allowance, totaled $797,000, a decrease of $958,000 or 55 percent, compared to $1,755,000 at year-end 2018. The decrease is attributable to the sale of three properties and two write downs.

Troubled debt restructurings pertain to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. As of December 31, 2019, the accruing troubled debt restructuring portfolio balance totaled $1,596,000, compared to $3,098,000 at year-end 2018. The decrease was the result of principal payments made on loans within the troubled debt restructuring portfolio.

At December 31, 2019, there were $25,383,000 in additional potential problem loans being closely monitored by management. These additional potential problem loans consist of loans classified as substandard, reflecting an increased risk of the borrowers’ ability to comply with present repayment terms. These loans are not classified as nonperforming and are not disclosed in Table 10. Comparatively, we were monitoring $23,997,000 of potential problem loans at December 31, 2018.

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

The allowance for loan losses was $21,066,000 or 1.40 percent of total loans, on December 31, 2019, compared to $19,144,000 and 1.29 percent, respectively, on December 31, 2018. While the $1,922,000 or 10 percent increase in the allowance from December 31, 2018 to December 31, 2019 was generally consistent with the additional $3,741,000 related allowance established for impaired loans and the $18,887,000 increase in loan balances individually evaluated for impairment over the same 12 month period, the bank analyzed the increase of loans designated as impaired, including those identified as nonaccrual or contractually past due. In addition, adjustments were made to applicable qualitative factors in the calculation of the reserve. The increase is primarily related to specific credits and not believed to be an indication of a larger deterioration trend within overall credit quality.

Based on our comprehensive analysis of the loan portfolio, and recognizing other relevant considerations including expected continued loan growth, continued uncertainty on certain larger criticized assets as legal and collection efforts continue, and the unknown impact of future accounting and regulatory requirements related to the determination of the allowance for loan losses, we believe that the allowance for loan losses was adequate at December 31, 2019.

Table 11 -Analysis of Allowance for Loan Losses

(dollars in thousands)	2019	2018	2017	2016	2015
Balance - beginning of year	$19,144	$16,689	$14,992	$12,704	$11,162
Provision charged to operating expense	2,450	2,700	4,175	3,000	3,500
Loans charged off:
Commercial, financial and agricultural	410	146	858	771	1,151
Real estate - construction and land development	0	0	1,474	0	497
Real estate - residential mortgages	0	10	0	79	40
Consumer and home equity	309	326	305	116	337
Total loans charged off	719	482	2,637	966	2,025
Recoveries:
Commercial, financial and agricultural	75	168	101	193	21
Real estate - construction and land development	0	18	30	0	0
Real estate - residential mortgages	0	10	5	1	21
Consumer and home equity	116	41	23	60	25
Total recoveries	191	237	159	254	67
Net charge-offs	528	245	2,478	712	1,958
Balance - end of year	$21,066	$19,144	$16,689	$14,992	$12,704

Ratios:
Net charge-offs as a % of average total loans	0.04%	0.02%	0.18%	0.06%	0.19%
Allowance for loan losses as a % of total period-end loans	1.40%	1.29%	1.19%	1.18%	1.13%
Allowance for loan losses as a % of nonperforming loans	84.16%	82.81%	325.48%	389.69%	341.78%

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

Table 12-Allocation of Allowance for Loan Losses

	December 31,
	2019		2018		2017		2016		2015
		% Total		% Total		% Total		% Total		% Total
(dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial, financial and agricultural	$18,274	74.7	$15,055	75.7	$10,730	72.4	$10,390	72.8	$8,801	71.5
Real estate - construction and land development	2,263	10.6	2,835	10.4	3,388	13.2	2,384	11.7	1,934	11.9
Total commercial related	20,537	85.3	17,890	86.1	14,118	85.6	12,774	84.5	10,735	83.4

Real estate - residential mortgages	158	6.3	126	5.7	108	5.6	85	5.8	67	6.2
Consumer and home equity	370	8.4	409	8.2	283	8.8	372	9.7	422	10.4
Total consumer related	528	14.7	535	13.9	391	14.4	457	15.5	489	16.6

Unallocated	1	n/a	719	n/a	2,180	n/a	1,761	n/a	1,480	n/a

Total	$21,066	100.0	$19,144	100.0	$16,689	100.0	$14,992	100.0	$12,704	100.0

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

Additionally, we have experienced continued strong commercial loan growth, including growth in newer markets where we have less of a loss history. Also, we recognize the inherent imprecision in any methodology for estimating specific and general loan losses, including the unpredictable timing and amounts of charge-offs and related historical loss averages, and specific-credit or broader portfolio future cash flow value and collateral valuation uncertainties which could negatively impact unimpaired portfolio loss factors. Accordingly, as of December 31, 2019, we maintained less than 1 percent unallocated portion of the allowance for loan losses, a decrease from a 4 percent unallocated portion of the allowance as of December 31, 2018.

Liquidity

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan clients, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, it provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation’s assets and liabilities. The primary sources of asset liquidity are scheduled investment security maturities and cash inflows, funds received from client loan payments and, to a lesser degree, asset sales. The primary sources of liability liquidity are deposit growth, short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At year-end 2019, we believe our liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $31,248,000 and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $445,067,000. The Corporation’s loan-to-deposit ratio was approximately 95 and 99 percent as of year-end 2019 and 2018 respectively. The ratio decreased with period end deposit growth higher than loan growth in 2019.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Financial instruments with off-balance sheet risk are disclosed in Note 14-Commitments to Extend Credit, to the consolidated financial statements, and totaled $498,932,000 at December 31, 2019, compared to $442,269,000 at December 31, 2018. Generally, these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Contractual Obligations

The following table presents the amount and timing of payments due under long-term contractual obligations.

Table 13-Contractual Obligations

		December 31, 2019
		Payments due by period
		Less than	1-3	3-5	More than
(dollars in thousands)	Total	1 year	years	years	5 years

Long-term debt	$80,310	$35,000	$35,000	$0	$10,310
Operating leases	3,429	767	1,251	904	507
Financing leases	2,042	74	150	150	1,668
Time deposits	542,911	290,035	226,288	26,017	571
Supplemental retirement plans	8,794	185	757	887	6,965
Purchase obligations	8,572	2,154	4,074	2,344	0
Naming rights	885	295	590	0	0
Deferred compensation	208	0	0	10	198
Total	$647,151	$328,510	$268,110	$30,312	$20,219

Impact of Inflation and Changing Prices

The majority of assets and liabilities of a financial institution are monetary in nature and therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation may impact the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio. Inflation may also significantly affect noninterest expenses, which tend to rise during periods of general inflation. The level of inflation can be measured by the change in the Consumer Price Index (CPI) for all urban consumers (December vs. December). The change in the CPI for 2019 and 2018 was 2.3 percent, compared to 1.9 percent for 2017.

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

Simulation of net interest income is performed for the next twelve-month period. A variety of interest rate scenarios are used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of net interest income is used primarily to measure the Corporation’s short-term earnings exposure to rate movements. A “shock” is an immediate upward or downward movement of interest rates. The shocks do not take into account changes in client behavior that could result in changes to mix and/or volumes in the balance sheet, nor do they account for competitive pricing over the forward 12-month period. The Corporation applies these interest rate “shocks” to its financial instruments up and down 100, 200, 300, and 400 basis points. A 300 and 400 basis point decrease in interest rates is not simulated at this time due to the historically low interest rate environment.

The following table summarizes the expected impact of interest rate shocks on net interest income as well as the Corporation’s policy limits at each level. All scenarios were within policy limits at December 31, 2019.

Change in Interest Rates	Annual Change in Net	% Change in Net	% Change
(basis points)	Interest Income (in thousands)	Interest Income	Policy Limit
+100	$3,605	5.58%	(5.00)%
(100)	$(3,152)	(4.88)%	(5.00)%

+200	$6,831	10.57%	(15.00)%
(200)	$(6,551)	(10.14)%	(15.00)%

+300	$9,967	15.43%	(25.00)%

+400	$13,031	20.17%	(35.00)%

Management Report on Internal Controls Over Financial Reporting

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in SEC Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2019, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2019, the Corporation’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Corporation’s internal control over financial reporting has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Larry J. Miller	/s/ Larry D. Pickett
Larry J. Miller	Larry D. Pickett, CPA
(Principal Executive Officer)	(Principal Financial and Accounting
Chairman, President	Officer) Treasurer, and
and Chief Executive Officer	Assistant Secretary

March 11, 2020	March 11, 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Codorus Valley Bancorp, Inc.

York, Pennsylvania

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Codorus Valley Bancorp, Inc. (the “Corporation”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Corporation and subsidiaries at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 11, 2020, expressed an unqualified opinion thereon.

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

Philadelphia, Pennsylvania

March 11, 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Codorus Valley Bancorp, Inc.

York, Pennsylvania

Opinion on Internal Control over Financial Reporting

We have audited Codorus Valley Bancorp, Inc.’s (the “Corporation’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Corporation as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 11, 2020, expressed an unqualified opinion thereon.

Basis for Opinion

The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, LLP

Philadelphia, Pennsylvania

March 11, 2020

Item 8: Financial Statements and Supplementary Data

Codorus Valley Bancorp, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(dollars in thousands, except per share data)	2019	2018
Assets
Interest bearing deposits with banks	$110,742	$69,103
Cash and due from banks	20,849	27,679
Total cash and cash equivalents	131,591	96,782
Securities, available-for-sale	159,675	149,593
Restricted investment in bank stocks, at cost	4,551	5,922
Loans held for sale	11,803	4,127
Loans (net of deferred fees of $3,463 - 2019 and $3,722 - 2018)	1,505,135	1,485,680
Less-allowance for loan losses	(21,066)	(19,144)
Net loans	1,484,069	1,466,536
Premises and equipment, net	25,967	24,724
Operating leases right-of-use assets	3,021	0
Goodwill	2,301	2,301
Other assets	63,567	57,495
Total assets	$1,886,545	$1,807,480

Liabilities
Deposits
Noninterest bearing	$273,968	$252,777
Interest bearing	1,316,596	1,242,503
Total deposits	1,590,564	1,495,280
Short-term borrowings	7,925	7,022
Long-term debt	81,632	115,310
Operating leases liabilities	3,184	0
Other liabilities	12,072	11,122
Total liabilities	1,695,377	1,628,734

Shareholders’ equity
Preferred stock, par value $2.50 per share; 1,000,000 shares authorized; shares issued and outstanding: 0 at December 31, 2019 and 0 at December 31, 2018	0	0
Common stock, par value $2.50 per share; 30,000,000 shares authorized; shares issued and outstanding: 9,755,976 at December 31, 2019 and 9,924,124 at December 31, 2018	24,390	23,629
Additional paid-in capital	140,450	134,506
Retained earnings	25,019	22,837
Accumulated other comprehensive income (loss)	1,309	(2,226)
Total shareholders’ equity	191,168	178,746
Total liabilities and shareholders’ equity	$1,886,545	$1,807,480

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Income

	Years ended December 31,
(dollars in thousands, except per share data)	2019	2018	2017
Interest income
Loans, including fees	$79,327	$75,471	$65,996
Investment securities:
Taxable	2,972	2,330	2,496
Tax-exempt	682	1,051	1,231
Dividends	376	416	313
Other	1,960	1,053	379
Total interest income	85,317	80,321	70,415

Interest expense
Deposits	18,709	13,553	8,138
Federal funds purchased and other short-term borrowings	42	59	316
Long-term debt	2,627	2,789	2,414
Total interest expense	21,378	16,401	10,868
Net interest income	63,939	63,920	59,547
Provision for loan losses	2,450	2,700	4,175
Net interest income after provision for loan losses	61,489	61,220	55,372

Noninterest income
Trust and investment services fees	3,598	3,218	2,889
Income from mutual fund, annuity and insurance sales	1,055	1,031	821
Service charges on deposit accounts	4,845	4,732	4,164
Income from bank owned life insurance	1,252	972	1,028
Other income	1,965	1,650	1,107
Net gain on sales of loans held for sale	1,206	1,711	1,434
(Loss) gain on sales of securities	(9)	0	79
Total noninterest income	13,912	13,314	11,522

Noninterest expense
Personnel	30,224	29,410	26,045
Occupancy of premises, net	3,637	3,457	3,305
Furniture and equipment	3,174	3,044	2,851
Postage, stationery and supplies	720	734	765
Professional and legal	946	922	823
Marketing	1,785	1,589	1,572
FDIC insurance	473	702	723
Debit card processing	1,258	1,302	1,071
Charitable donations	1,657	2,131	1,368
Telecommunications	501	627	813
External data processing	2,473	2,144	1,690
Foreclosed real estate including provision for (recovery of) losses	776	66	(21)
Other	4,105	3,682	3,981
Total noninterest expense	51,729	49,810	44,986
Income before income taxes	23,672	24,724	21,908
Provision for income taxes	5,025	5,182	9,904
Net income	18,647	19,542	12,004
Net income per share, basic	$1.89	$1.98	$1.22
Net income per share, diluted	$1.88	$1.96	$1.21

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(dollars in thousands)	2019	2018	2017
Net income	$18,647	$19,542	$12,004
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding gains (losses) arising during the period (net of tax expense (benefit) of $937, ($336), and $181, respectively)	3,528	(1,268)	384
Reclassification adjustment for losses (gains) included in net income (net of tax (benefit) expense of ($2), $0, and $28, respectively) (a) (b)	7	0	(51)
Net unrealized gains (losses)	3,535	(1,268)	333
Comprehensive income	$22,182	$18,274	$12,337

(a)	Amounts are included in (loss) gain on sales of securities on the Consolidated Statements of Income within noninterest income.

(b)	Income tax amounts are included in provision for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2019	2018	2017
Cash flows from operating activities
Net income	$18,647	$19,542	$12,004
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	2,645	2,423	2,357
Net amortization of premiums on securities	375	422	667
Amortization of deferred loan origination fees and costs	(1,480)	(1,554)	(1,640)
Net amortization of operating lease right of use assets	760	0	0
Net amortization of finance lease right of use assets	177	0	0
Repayment of lease obligations	(882)	0	0
Provision for loan losses	2,450	2,700	4,175
Provision for losses on foreclosed real estate	643	0	(47)
Deferred income tax (benefit) expense	(595)	(34)	3,287
Increase in bank owned life insurance	(1,252)	(972)	(1,028)
Originations of mortgage loans held for sale	(43,284)	(35,537)	(39,687)
Originations of SBA loans held for sale	(6,951)	(13,932)	(5,316)
Proceeds from sales of mortgage loans held for sale	39,368	36,602	40,203
Proceeds from sales of SBA loans held for sale	4,120	11,781	5,416
Gain on sales of mortgage loans held for sale	(911)	(905)	(1,039)
Gain on sales of SBA loans held for sale	(295)	(806)	(395)
Loss (gain) on disposal of premises and equipment	350	(11)	(9)
Gain on lease write off	(8)	0	0
Loss (gain) on sales of securities available-for-sale	9	0	(79)
Loss (gain) on sales of foreclosed real estate	0	2	(11)
Stock-based compensation	666	697	752
Decrease (increase) in interest receivable	536	(584)	(520)
Decrease (increase) in other assets	573	(423)	(1,593)
Increase in interest payable	6	210	176
Increase (decrease) in other liabilities	969	1,329	(984)
Net cash provided by operating activities	16,636	20,950	16,689

Cash flows from investing activities
Purchases of securities, available-for-sale	(124,463)	(22,663)	(13,546)
Maturities, repayments and calls of securities, available-for-sale	98,727	29,635	43,900
Sales of securities, available-for-sale	19,745	0	5,692
Redemption of restricted investment in bank stock	1,371	389	615
Net increase in loans made to customers	(18,503)	(86,316)	(127,509)
Purchases of premises and equipment	(3,103)	(2,754)	(2,157)
Investment in bank owned life insurance	(6,836)	(7)	(4,007)
Proceeds from sales of foreclosed real estate	315	168	454
Net cash used in investing activities	(32,747)	(81,548)	(96,558)

Cash flows from financing activities
Net increase in demand and savings deposits	17,149	92,018	100,994
Net increase in time deposits	78,135	18,755	19,336
Net increase (decrease) in short-term borrowings	903	(13,473)	(36,142)
Proceeds from issuance of long-term debt	0	30,000	20,000
Repayment of long-term debt	(35,040)	(45,000)	(15,000)
Cash dividends paid to shareholders	(6,017)	(5,539)	(4,559)
Proceeds from treasury stock reissuance	334	0	0
Payment of taxes related to stock withheld	(88)	(158)	(163)
Treasury stock repurchased	(4,993)	0	0
Proceeds from issuance of stock	550	1,272	914
Cash paid in lieu of fractional shares	(13)	(19)	(19)
Net cash provided by financing activities	50,920	77,856	85,361
Net increase in cash and cash equivalents	34,809	17,258	5,492
Cash and cash equivalents at beginning of year	96,782	79,524	74,032
Cash and cash equivalents at end of period	$131,591	$96,782	$79,524

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Capital	Earnings	(Loss) Income	Stock	Total

Balance, January 1, 2017	$21,067	$106,102	$28,909	$(1,121)	$0	$154,957
Net income			12,004			12,004
Impact of change in enacted tax rate			170	(170)		0
Other comprehensive income, net of tax				333		333
Common stock cash dividends ($0.468 per share, adjusted)			(4,559)			(4,559)
5% common stock dividend, 422,439 shares at fair value	1,049	12,510	(13,664)		86	(19)
Stock-based compensation including related tax benefit		752				752
Forfeiture and withheld shares of restricted stock		4			(163)	(159)
Issuance and reissuance of common stock including related tax benefit:
16,553 shares under the dividend reinvestment and stock purchase plan	40	403			22	465
11,857 shares under the employee stock option plan	28	153			14	195
10,732 shares under employee stock purchase plan	20	189			41	250
24,431 shares of stock-based compensation awards	61	(61)				0

Balance, December 31, 2017	$22,265	$120,052	$22,860	$(958)	$0	$164,219
Net income			19,542			19,542
Other comprehensive loss, net of tax				(1,268)		(1,268)
Common stock cash dividends ($0.564 per share, adjusted)			(5,539)			(5,539)
5% common stock dividend, 447,092 shares at fair value	1,118	12,889	(14,026)			(19)
Stock-based compensation		697				697
Forfeiture and withheld shares of restricted stock		5			(158)	(153)
Issuance and reissuance of common stock:
19,614 shares under the dividend reinvestment and stock purchase plan	44	445			57	546
47,164 shares under the employee stock option plan	110	319			76	505
10,607 shares under employee stock purchase plan	20	171			25	216
29,062 shares of stock-based compensation awards	72	(72)				0

Balance, December 31, 2018	$23,629	$134,506	$22,837	$(2,226)	$0	$178,746
Adoption of ASC topic 842 (leases)			(199)			(199)
Net income			18,647			18,647
Other comprehensive income, net of tax				3,535		3,535
Common stock cash dividends ($0.608 per share, adjusted)			(6,017)			(6,017)
5% common stock dividend, 463,193 shares at fair value	656	5,049	(10,249)		4,531	(13)
Stock-based compensation		666				666
Repurchased stock - 222,594 shares					(4,993)	(4,993)
Forfeiture and withheld shares of restricted stock		7			(95)	(88)
Issuance and reissuance of common stock:
26,061 shares under the dividend reinvestment and stock purchase plan	42	393			145	580
10,321 shares under the employee stock option plan		(160)			219	59
13,127 shares under employee stock purchase plan	12	54			179	245
21,033 shares of stock-based compensation awards	51	(65)			14	0

Balance, December 31, 2019	$24,390	$140,450	$25,019	$1,309	$0	$191,168

See accompanying notes.

Codorus Valley Bancorp, Inc.

Notes to Consolidated Financial Statements

NOTE 1-Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

Codorus Valley Bancorp, Inc. (“Corporation” or “Codorus Valley”) is a one-bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (“PeoplesBank” or “Bank”). PeoplesBank operates two wholly-owned subsidiaries as of December 31, 2019. The subsidiaries consist of Codorus Valley Financial Advisors, Inc. d/b/a Peoples Wealth Advisors, which sells non-deposit investment products and SYC Settlement Services, Inc., which provides real estate settlement services. In addition, PeoplesBank may periodically create nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending the liquidation of these properties. PeoplesBank operates under a state charter and is subject to regulation by the Pennsylvania Department of Banking and Securities, and the Federal Deposit Insurance Corporation. The Corporation is subject to regulation by the Federal Reserve Board and the Pennsylvania Department of Banking and Securities.

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and a wholly-owned nonbank subsidiary, SYC Realty Company, Inc. SYC Realty was inactive during the reportable period of 2019. The accounts of CVB Statutory Trust No. 1 and No. 2 are not included in the consolidated financial statements as discussed in Note 8 – Short-term Borrowings and Long-term Debt. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

Reclassifications

Certain amounts in the 2017 consolidated financial statements and notes have been reclassified to conform to the 2018 presentation.

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

Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of December 31, 2019 and 2018 consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (FHLBP) and, to a lesser degree, Atlantic Community Bancshares, Inc. (ACBI), the parent company of Atlantic Community Bankers Bank (ACBB). Under the FHLBP’s Capital Plan, PeoplesBank is required to maintain a minimum member stock investment, both as a condition of becoming and remaining a member and as a condition of obtaining borrowings from the FHLBP. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the years ended December 31, 2019 and 2018. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended December 31, 2019 and 2018.

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

●	Changes in international, US, and local economies and business conditions
●	Changes in the value of collateral for collateral dependent loans
●	Changes in the level of concentrations of credit
●	Changes in the volume and severity of classified and past due loans
●	Changes in the nature and volume of the portfolio
●	Changes in collection, charge-off, and recovery procedures
●	Changes in underwriting standards and loan terms
●	Changes in the quality of the loan review system
●	Changes in the experience/ability of lending management and key lending staff
●	Regulatory and legal regulations that could affect the level of credit losses
●	Other pertinent environmental factors
●	Impact of imposed tariffs

The unallocated component is maintained to cover uncertainties that could affect the Corporation’s estimate of probable losses. For example, increasing credit risk and uncertainties, not yet reflected in current leading indicators, associated with prolonged low economic growth, or recessionary business conditions for certain industries or the broad economy, or the erosion of real estate values, represent risk factors, the occurrence of any or all of which can adversely affect a borrowers’ ability to service their loans. The unallocated component of the allowance also reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the loan portfolio, including the unpredictable timing and amounts of charge-offs and related historical loss averages, and specific-credit or broader portfolio future cash flow value and collateral valuation uncertainties which could negatively impact unimpaired portfolio loss factors.

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

Banking regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and may require the Corporation to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to the Corporation. Based on a comprehensive analysis of the loan portfolio, the Corporation believes that the level of the allowance for loan losses at December 31, 2019 is adequate.

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

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, obtained from an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a charge-off. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At December 31, 2019, foreclosed real estate was $797,000, which included no residential real estate, compared to $1,755,000 in foreclosed real estate, which included $18,000 of residential real estate, at December 31, 2018. Included within loans receivable as of December 31, 2019, was a recorded investment of $407,000 of consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

Bank Owned Life Insurance

PeoplesBank invests in bank owned life insurance (BOLI) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by PeoplesBank on a select group of employees and members of the board of directors. PeoplesBank is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies and is included in other assets in the amount of $45,647,000 at December 31, 2019, compared to $37,585,000 at December 31, 2018.

Mortgage Servicing Rights

PeoplesBank retained servicing of sold mortgage loans beginning in 2016. The mortgage servicing rights (MSRs) associated with the sold loans are included in other assets on the consolidated balance sheets at an amount equal to the estimated fair value of the contractual rights to service the mortgage loans. The MSR asset is amortized as a reduction to servicing income which was $257,000, $213,000, and $128,000 in 2019, 2018 and 2017, respectively. Mortgage servicing income is included in other income on the consolidated statements of income. The MSR asset is evaluated periodically for impairment and carried at the lower of amortized cost or fair value. A third party calculates fair value by discounting the estimated cash flows from servicing income using a rate consistent with the risk associated with these assets and an expected life commensurate with the expected life of the underlying loans. In the event that the amortized cost of the MSR asset exceeds the fair value of the asset, a valuation allowance would be established through a charge against servicing income. Subsequent fair value evaluations may determine that impairment has been reduced or eliminated, in which case the valuation allowance would be reduced through a credit to earnings. At December 31, 2019, the balance of residential mortgage loans serviced for third parties was $115,620,000 compared to $98,852,000 at December 31, 2018.

The following table summarizes the changes in MSRs, which are included in other assets on the consolidated balance sheets.

	Years ended December 31,
(dollars in thousands)	2019	2018
Amortized cost:
Balance at beginning of year	$925	$672
Originations of mortgage servicing rights	277	386
Amortization expense	(220)	(133)
Valuation allowance	(17)	0
Balance at end of year	$965	$925

Trust and Investment Services Assets

Assets held by PeoplesBank in a fiduciary or agency capacity for its clients are not included in the consolidated balance sheets since these items are not assets of PeoplesBank. At December 31, 2019, the market value of assets was $899,876,000 compared to $725,087,000 at December 31, 2018.

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

The Corporation accounts for uncertain tax positions as required by FASB ASC Topic 740. FASB ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, the accounting standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. No significant income tax uncertainties have been identified by the Corporation; therefore, the Corporation recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2019 and 2018. The Corporation’s policy is to recognize interest and penalties on unrecognized tax benefits in income taxes expense in the Consolidated Statement of Income. The tax years subject to examination by the taxing authorities are the years ended December 31, 2018, 2017, and 2016.

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

At December 31, 2019, the Corporation does not have any indicators of potential impairment of either goodwill or core deposit intangibles.

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

Per Share Data

Basic net income per share is calculated as net income available to shareholders divided by the weighted average number of shares outstanding. Diluted net income per share is calculated as net income available to shareholders divided by the weighted average number of shares outstanding plus shares that would have been outstanding if dilutive potential shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential shares that may be issued by the Corporation relate solely to outstanding stock options and are determined using the treasury stock method. All share and per share amounts are adjusted for stock dividends that are declared prior to the issuance of the consolidated financial statements.

The computation of net income per share for the years ended December 31, 2019, 2018 and 2017 is provided in the table below.

(in thousands, except per share data)	2019	2018	2017
Net income available to shareholders	$18,647	$19,542	$12,004

Weighted average shares outstanding (basic)	9,863	9,858	9,780
Effect of dilutive stock options	66	95	115
Weighted average shares outstanding (diluted)	9,929	9,953	9,895

Basic earnings per share	$1.89	$1.98	$1.22
Diluted earnings per share	$1.88	$1.96	$1.21

Anti-dilutive stock options excluded from the computation of earnings per share	32	35	18

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

Supplemental cash flow information is provided in the table below.

	Years ended December 31,
(dollars in thousands)	2019	2018	2017
Cash paid during the period for:
Income taxes	$4,310	$4,605	$7,926
Interest	$21,373	$16,191	$10,692

Noncash investing activities:
Transfer of loans to foreclosed real estate	$0	$1,709	$216
Initial recognition of financing lease right-of-use assets	$1,358	$0	$0
Initial recognition of financing lease liabilities	$1,480	$0	$0
Initial recognition of operating lease right-of-use assets	$2,958	$0	$0
Initial recognition of operating lease liabilities	$3,035	$0	$0
Loans to facilitate sales of foreclosed real estate	$0	$0	$2,310
Transfer of loans held for sale to held-to-maturity portfolio	$0	$0	$228

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

In July 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. This standard expands the scope of Topic 718, Compensation – Stock Compensation to include share-based payment transaction for acquiring goods and services from nonemployees. This standard requires application of Topic 718 to nonemployee awards for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments in the Update are effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Corporation adopted the new standard on January 1, 2019 and the adoption of this standard did not have a material impact on the Corporation’s consolidated financial statements.

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

NOTE 2-Restrictions on Cash and Due from Banks

PeoplesBank is required to maintain average reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities. In 2019 and 2018, the reserves were met with vault cash. PeoplesBank is also required to maintain compensating balances with certain correspondent banks, which totaled $65,000 at December 31, 2019 and 2018.

NOTE 3-Securities

A summary of securities, available-for-sale at December 31, 2019 and 2018 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof and investments in the obligations of states and municipalities. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At December 31, 2019, 88 percent of the fair value of the municipal bond portfolio was concentrated in the Commonwealth of Pennsylvania, the portfolio was intentionally distributed to limit exposure with the largest issuer at $2.3 million.

	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value

December 31, 2019
Debt securities:
U.S. Treasury notes	$9,834	$119	$0	$9,953
U.S. agency	15,000	0	(77)	14,923
U.S. agency mortgage-backed, residential	106,799	1,443	(87)	108,155
State and municipal	26,385	260	(1)	26,644
Total debt securities	$158,018	$1,822	$(165)	$159,675

December 31, 2018
Debt securities:
U.S. Treasury notes	$19,780	$29	$(806)	$19,003
U.S. agency	16,000	0	(937)	15,063
U.S. agency mortgage-backed, residential	75,446	102	(993)	74,555
State and municipal	41,184	85	(297)	40,972
Total debt securities	$152,410	$216	$(3,033)	$149,593

The amortized cost and estimated fair value of debt securities at December 31, 2019 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on selected debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$7,319	$7,374
Due after one year through five years	104,793	105,832
Due after five years through ten years	36,320	36,576
Due after ten years	9,586	9,893
Total debt securities	$158,018	$159,675

Gross realized gains and losses on sales of securities, available-for-sale is shown below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement.

	Years ended December 31,
(dollars in thousands)	2019	2018	2017
Realized gains	$18	$0	$79
Realized losses	(27)	0	0
Net (losses) gains	$(9)	$0	$79

Investment securities having a carrying value of $128,427,000 and $123,088,000 on December 31, 2019 and December 31, 2018, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at December 31, 2019 and 2018.

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
December 31, 2019
Debt securities:
U.S. agency	1	4,983	(17)	2	9,940	(60)	3	14,923	(77)
U.S. agency mortgage-backed, residential	12	21,821	(82)	2	1,163	(5)	14	22,984	(87)
State and municipal	1	466	(1)	0	0	0	1	466	(1)
Total temporarily impaired debt securities, available-for-sale	14	$27,270	$(100)	4	$11,103	$(65)	18	$38,373	$(165)

December 31, 2018
Debt securities:
U.S. Treasury notes	0	$0	$0	3	$13,980	$(806)	3	$13,980	$(806)
U.S. agency	0	0	0	4	15,063	(937)	4	15,063	(937)
U.S. agency mortgage-backed, residential	8	4,878	(14)	39	51,137	(979)	47	56,015	(993)
State and municipal	15	6,707	(11)	36	20,287	(286)	51	26,994	(297)
Total temporarily impaired debt securities, available-for-sale	23	$11,585	$(25)	82	$100,467	$(3,008)	105	$112,052	$(3,033)

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

The Corporation believes that any unrealized losses at December 31, 2019 were primarily the result of changes in market interest rates and that it has the ability to hold these investments for a time necessary to recover the amortized cost. Through December 31, 2019, the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

NOTE 4-Loans

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at December 31, 2019 and 2018. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance.

Those industries representing the largest dollar investment and most risk are listed separately. The “Other” commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

	December 31,	% Total	December 31,	% Total
(dollars in thousands)	2019	Loans	2018	Loans
Builder & developer	$159,312	10.6	$154,977	10.4
Commercial real estate investor	207,227	13.8	210,501	14.2
Residential real estate investor	247,969	16.5	231,118	15.6
Hotel/Motel	80,260	5.3	77,480	5.2
Wholesale & retail	109,238	7.3	117,280	7.9
Manufacturing	86,511	5.7	80,075	5.4
Agriculture	80,719	5.4	65,540	4.4
Other	313,371	20.7	342,839	23.0
Total commercial related loans	1,284,607	85.3	1,279,810	86.1
Residential mortgages	94,868	6.3	83,977	5.7
Home equity	100,827	6.7	98,019	6.6
Other	24,833	1.7	23,874	1.6
Total consumer related loans	220,528	14.7	205,870	13.9
Total loans	$1,505,135	100.0	$1,485,680	100.0

Concentrations of Credit Risk

Concentrations of credit risk arise when a number of clients are engaged in similar business activities in the same geographic region or have similar economic features that could cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Most of the Corporation’s business is with clients in south central Pennsylvania, specifically York County and Lancaster County and north central Maryland, specifically Baltimore County, Harford County and Baltimore City. Although this focus may pose a concentration risk geographically, the Corporation believes that the diverse local economy and our detailed knowledge of the client base lessens this risk. At December 31, 2019, the Corporation had three industry concentrations that exceeded 10 percent of the total loan portfolio: residential real estate investor, which represented 16.5 percent of the portfolio; commercial real estate investor, which represented 13.8 percent of the portfolio; and builder & developer, which represented 10.6 percent of the portfolio. At December 31, 2018, the Corporation had three industry concentrations that exceeded 10 percent of the total loan portfolio: residential real estate investor, which represented 15.6 percent of the portfolio; commercial real estate investor, which represented 14.2 percent of the portfolio; and builder & developer, which represented 10.4 percent of the portfolio. Loans to borrowers within these industries are usually collateralized by real estate.

The principal balance of outstanding loans to directors, executive officers, principal shareholders and any affiliates of such persons was $9,355,000 at December 31, 2019 and $7,502,000 at December 31, 2018. During 2019, total additions were $2,944,000 and total repayments and reductions were $1,091,000. As of year-end 2019, all loans to this group were current and performing in accordance with contractual terms.

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

The table below presents a summary of loan risk ratings by loan class at December 31, 2019 and 2018.

		Special
(dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total
December 31, 2019
Builder & developer	$151,672	$6,503	$252	$885	$159,312
Commercial real estate investor	201,967	3,890	1,145	225	207,227
Residential real estate investor	238,216	3,780	202	5,771	247,969
Hotel/Motel	67,732	12,528	0	0	80,260
Wholesale & retail	89,556	10,513	1,954	7,215	109,238
Manufacturing	76,721	1,058	7,597	1,135	86,511
Agriculture	76,350	1,123	404	2,842	80,719
Other	277,634	16,490	13,748	5,499	313,371
Total commercial related loans	1,179,848	55,885	25,302	23,572	1,284,607
Residential mortgage	94,388	131	74	275	94,868
Home equity	100,089	61	0	677	100,827
Other	24,600	0	7	226	24,833
Total consumer related loans	219,077	192	81	1,178	220,528
Total loans	$1,398,925	$56,077	$25,383	$24,750	$1,505,135

December 31, 2018
Builder & developer	$152,188	$1,604	$411	$774	$154,977
Commercial real estate investor	204,141	1,808	4,317	235	210,501
Residential real estate investor	222,227	3,597	235	5,059	231,118
Hotel/Motel	77,480	0	0	0	77,480
Wholesale & retail	94,726	9,973	4,952	7,629	117,280
Manufacturing	72,058	4,991	1,302	1,724	80,075
Agriculture	61,636	3,244	0	660	65,540
Other	318,940	7,760	12,689	3,450	342,839
Total commercial related loans	1,203,396	32,977	23,906	19,531	1,279,810
Residential mortgage	83,305	7	82	583	83,977
Home equity	97,395	13	0	611	98,019
Other	23,601	1	9	263	23,874
Total consumer related loans	204,301	21	91	1,457	205,870
Total loans	$1,407,697	$32,998	$23,997	$20,988	$1,485,680

Impaired Loans

The table below presents a summary of impaired loans at December 31, 2019 and 2018. As of December 31, 2019, generally, impaired loans are all loans risk rated nonaccrual or classified as troubled debt restructurings. As of December 31, 2018, generally, impaired loans are certain loans risk rated substandard and all loans risk rated nonaccrual or classified as troubled debt restructuring. An allowance is established for those individual loans that are commercial related where the Corporation has doubt as to full recovery of the outstanding principal balance. Typically, impaired consumer related loans are partially or fully charged-off eliminating the need for a specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for payments collected on a non-cash basis and charge-offs.

	With No Allowance		With A Related Allowance			Total
	Recorded	Unpaid	Recorded	Unpaid	Related	Recorded	Unpaid
(dollars in thousands)	Investment	Principal	Investment	Principal	Allowance	Investment	Principal
December 31, 2019
Builder & developer	$621	$651	$473	$474	$238	$1,094	$1,125
Commercial real estate investor	1,370	1,371	0	0	0	1,370	1,371
Residential real estate investor	734	753	5,037	5,137	1,873	5,771	5,890
Hotel/Motel	0	0	0	0	0	0	0
Wholesale & retail	273	273	7,184	7,811	2,537	7,457	8,084
Manufacturing	13	13	1,122	1,220	463	1,135	1,233
Agriculture	1,784	1,791	1,058	1,058	701	2,842	2,849
Other commercial	1,864	1,974	3,635	3,888	1,608	5,499	5,862
Total impaired commercial related loans	6,659	6,826	18,509	19,588	7,420	25,168	26,414
Residential mortgage	275	277	0	0	0	275	277
Home equity	677	677	0	0	0	677	677
Other consumer	226	231	0	0	0	226	231
Total impaired consumer related loans	1,178	1,185	0	0	0	1,178	1,185
Total impaired loans	$7,837	$8,011	$18,509	$19,588	$7,420	$26,346	$27,599

December 31, 2018
Builder & developer	$1,047	$1,318	$138	$138	$51	$1,185	$1,456
Commercial real estate investor	4,552	4,552	0	0	0	4,552	4,552
Residential real estate investor	909	909	4,385	4,385	1,218	5,294	5,294
Hotel/Motel	0	0	0	0	0	0	0
Wholesale & retail	5,200	5,200	7,629	7,629	757	12,829	12,829
Manufacturing	1,320	1,320	1,706	1,706	539	3,026	3,026
Agriculture	660	660	0	0	0	660	660
Other commercial	13,245	13,245	2,894	2,894	1,114	16,139	16,139
Total impaired commercial related loans	26,933	27,204	16,752	16,752	3,679	43,685	43,956
Residential mortgage	665	689	0	0	0	665	689
Home equity	611	611	0	0	0	611	611
Other consumer	272	272	0	0	0	272	272
Total impaired consumer related loans	1,548	1,572	0	0	0	1,548	1,572
Total impaired loans	$28,481	$28,776	$16,752	$16,752	$3,679	$45,233	$45,528

The table below presents a summary of average impaired loans and related interest income that was included in net income for the years ended December 31, 2019, 2018 and 2017. Interest income on loans with a related allowance is the result of interest collected prior to the loan moving to nonaccrual status.

	With No Related Allowance		With A Related Allowance		Total
	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income	Investment	Income
December 31, 2019
Builder & developer	$1,086	$43	$219	$0	$1,305	$43
Commercial real estate investor	2,756	123	0	0	2,756	123
Residential real estate investor	628	32	4,791	0	5,419	32
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	1,241	10	7,325	0	8,566	10
Manufacturing	276	17	1,394	0	1,670	17
Agriculture	1,108	29	423	0	1,531	29
Other commercial	4,252	90	4,990	0	9,242	90
Total impaired commercial related loans	11,347	344	19,142	0	30,489	344
Residential mortgage	323	11	0	0	323	11
Home equity	607	18	0	0	607	18
Other consumer	267	16	0	0	267	16
Total impaired consumer related loans	1,197	45	0	0	1,197	45
Total impaired loans	$12,544	$389	$19,142	$0	$31,686	$389

December 31, 2018
Builder & developer	$1,716	$17	$55	$9	$1,771	$26
Commercial real estate investor	5,147	287	212	0	5,359	287
Residential real estate investor	1,492	56	877	7	2,369	63
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	5,292	34	3,089	301	8,381	335
Manufacturing	2,733	93	712	206	3,445	299
Agriculture	474	43	0	0	474	43
Other commercial	3,474	97	579	28	4,053	125
Total impaired commercial related loans	20,328	627	5,524	551	25,852	1,178
Residential mortgage	395	42	0	0	395	42
Home equity	516	52	0	0	516	52
Other consumer	247	34	0	0	247	34
Total impaired consumer related loans	1,158	128	0	0	1,158	128
Total impaired loans	$21,486	$755	$5,524	$551	$27,010	$1,306

December 31, 2017
Builder & developer	$3,528	$140	$1,088	$0	$4,616	$140
Commercial real estate investor	5,142	268	432	0	5,574	268
Residential real estate investor	1,371	65	303	0	1,674	65
Hotel/Motel	72	0	7	0	79	0
Wholesale & retail	5,741	260	0	0	5,741	260
Manufacturing	2,713	214	730	0	3,443	214
Agriculture	242	0	210	0	452	0
Other commercial	1,052	55	110	0	1,162	55
Total impaired commercial related loans	19,861	1,002	2,880	0	22,741	1,002
Residential mortgage	134	1	0	0	134	1
Home equity	368	34	0	0	368	34
Other consumer	258	15	0	0	258	15
Total impaired consumer related loans	760	50	0	0	760	50
Total impaired loans	$20,621	$1,052	$2,880	$0	$23,501	$1,052

Past Due and Nonaccrual

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule which shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at December 31, 2019 and 2018.

			≥ 90 Days
	30-59	60-89	Past Due		Total Past
	Days	Days	and		Due and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Loans
December 31, 2019
Builder & developer	$0	$0	$43	$885	$928	$158,384	$159,312
Commercial real estate investor	0	0	0	225	225	207,002	207,227
Residential real estate investor	295	0	0	5,771	6,066	241,903	247,969
Hotel/Motel	0	0	0	0	0	80,260	80,260
Wholesale & retail	0	0	0	7,215	7,215	102,023	109,238
Manufacturing	409	0	0	1,135	1,544	84,967	86,511
Agriculture	14	0	0	2,842	2,856	77,863	80,719
Other	463	1,865	120	5,499	7,947	305,424	313,371
Total commercial related loans	1,181	1,865	163	23,572	26,781	1,257,826	1,284,607
Residential mortgage	0	70	104	275	449	94,419	94,868
Home equity	249	276	0	677	1,202	99,625	100,827
Other	750	68	13	226	1,057	23,776	24,833
Total consumer related loans	999	414	117	1,178	2,708	217,820	220,528
Total loans	$2,180	$2,279	$280	$24,750	$29,489	$1,475,646	$1,505,135

December 31, 2018
Builder & developer	$159	$547	$43	$774	$1,523	$153,454	$154,977
Commercial real estate investor	0	0	1,828	235	2,063	208,438	210,501
Residential real estate investor	244	812	0	5,059	6,115	225,003	231,118
Hotel/Motel	0	0	0	0	0	77,480	77,480
Wholesale & retail	0	0	97	7,629	7,726	109,554	117,280
Manufacturing	0	0	0	1,724	1,724	78,351	80,075
Agriculture	0	0	0	660	660	64,880	65,540
Other	4,877	0	0	3,450	8,327	334,512	342,839
Total commercial related loans	5,280	1,359	1,968	19,531	28,138	1,251,672	1,279,810
Residential mortgage	0	10	66	583	659	83,318	83,977
Home equity	206	94	0	611	911	97,108	98,019
Other	263	2	94	263	622	23,252	23,874
Total consumer related loans	469	106	160	1,457	2,192	203,678	205,870
Total loans	$5,749	$1,465	$2,128	$20,988	$30,330	$1,455,350	$1,485,680

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

The table below shows loans whose terms have been modified under TDRs during the years ended December 31, 2019 and 2018. There were no impairment loss recognized on any of these TDRs. There were no defaults during the year ended December 31, 2019 for TDRs entered into during the previous 12 month period.

	Modifications
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Recorded
	of	Recorded	Recorded	Investment
(dollars in thousands)	Contracts	Investment	Investment	at Period End
Years ended:

December 31, 2019	1	$63	$63	$54
Commercial related loans accruing

December 31, 2018	3	$1,264	$1,305	$1,291
Commercial related loans accruing

NOTE 5-Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the years ended December 31, 2019, 2018 and 2017.

	Allowance for Loan Losses
	January 1, 2019				December 31, 2019
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,835	$(34)	$63	$(601)	$2,263
Commercial real estate investor	2,636	0	0	(71)	2,565
Residential real estate investor	3,945	(217)	12	892	4,632
Hotel/Motel	732	0	0	10	742
Wholesale & retail	1,813	(113)	0	1,875	3,575
Manufacturing	1,287	0	0	(35)	1,252
Agriculture	579	0	0	725	1,304
Other commercial	4,063	(46)	0	187	4,204
Total commercial related loans	17,890	(410)	75	2,982	20,537
Residential mortgage	126	0	0	32	158
Home equity	265	(147)	71	14	203
Other consumer	144	(162)	45	140	167
Total consumer related loans	535	(309)	116	186	528
Unallocated	719	0	0	(718)	1
Total	$19,144	$(719)	$191	$2,450	$21,066

	Allowance for Loan Losses
	January 1, 2018				December 31, 2018
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$3,388	$(144)	$84	$(493)	$2,835
Commercial real estate investor	3,013	0	0	(377)	2,636
Residential real estate investor	2,505	(2)	80	1,362	3,945
Hotel/Motel	637	0	0	95	732
Wholesale & retail	909	0	3	901	1,813
Manufacturing	592	0	0	695	1,287
Agriculture	431	0	0	148	579
Other commercial	2,643	0	19	1,401	4,063
Total commercial related loans	14,118	(146)	186	3,732	17,890
Residential mortgage	108	(10)	10	18	126
Home equity	217	(123)	1	170	265
Other consumer	66	(203)	40	241	144
Total consumer related loans	391	(336)	51	429	535
Unallocated	2,180	0	0	(1,461)	719
Total	$16,689	$(482)	$237	$2,700	$19,144

	Allowance for Loan Losses
	January 1, 2017				December 31, 2017
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,384	$(1,674)	$32	$2,646	$3,388
Commercial real estate investor	2,870	0	0	143	3,013
Residential real estate investor	2,517	(518)	62	444	2,505
Hotel/Motel	807	(36)	36	(170)	637
Wholesale & retail	803	0	1	105	909
Manufacturing	307	0	0	285	592
Agriculture	619	0	0	(188)	431
Other commercial	2,467	(104)	0	280	2,643
Total commercial related loans	12,774	(2,332)	131	3,545	14,118
Residential mortgage	85	0	5	18	108
Home equity	179	(223)	0	261	217
Other consumer	193	(82)	23	(68)	66
Total consumer related loans	457	(305)	28	211	391
Unallocated	1,761	0	0	419	2,180
Total	$14,992	$(2,637)	$159	$4,175	$16,689

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment at December 31, 2019, 2018 and 2017 along with the related loan balances for those years.

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated For	Evaluated For		Evaluated For	Evaluated For
(dollars in thousands)	Impairment	Impairment	Balance	Impairment	Impairment	Balance
December 31, 2019
Builder & developer	$238	$2,025	$2,263	$1,094	$158,218	$159,312
Commercial real estate investor	0	2,565	2,565	1,370	205,857	207,227
Residential real estate investor	1,873	2,759	4,632	5,771	242,198	247,969
Hotel/Motel	0	742	742	0	80,260	80,260
Wholesale & retail	2,537	1,038	3,575	7,457	101,781	109,238
Manufacturing	463	789	1,252	1,135	85,376	86,511
Agriculture	701	603	1,304	2,842	77,877	80,719
Other commercial	1,608	2,596	4,204	5,499	307,872	313,371
Total commercial related	7,420	13,117	20,537	25,168	1,259,439	1,284,607
Residential mortgage	0	158	158	275	94,593	94,868
Home equity	0	203	203	677	100,150	100,827
Other consumer	0	167	167	226	24,607	24,833
Total consumer related	0	528	528	1,178	219,350	220,528
Unallocated	0	1	1	0	0	0
Total	$7,420	$13,646	$21,066	$26,346	$1,478,789	$1,505,135

December 31, 2018
Builder & developer	$51	$2,784	$2,835	$1,185	$153,792	$154,977
Commercial real estate investor	0	2,636	2,636	4,552	205,949	210,501
Residential real estate investor	1,218	2,727	3,945	5,294	225,824	231,118
Hotel/Motel	0	732	732	0	77,480	77,480
Wholesale & retail	757	1,056	1,813	12,829	104,451	117,280
Manufacturing	539	748	1,287	3,026	77,049	80,075
Agriculture	0	579	579	660	64,880	65,540
Other commercial	1,114	2,949	4,063	16,139	326,700	342,839
Total commercial related	3,679	14,211	17,890	43,685	1,236,125	1,279,810
Residential mortgage	0	126	126	665	83,312	83,977
Home equity	0	265	265	611	97,408	98,019
Other consumer	0	144	144	272	23,602	23,874
Total consumer related	0	535	535	1,548	204,322	205,870
Unallocated	0	719	719	0	0	0
Total	$3,679	$15,465	$19,144	$45,233	$1,440,447	$1,485,680

December 31, 2017
Builder & developer	$0	$3,388	$3,388	$2,673	$181,729	$184,402
Commercial real estate investor	243	2,770	3,013	5,645	225,182	230,827
Residential real estate investor	0	2,505	2,505	1,210	208,204	209,414
Hotel/Motel	0	637	637	0	63,195	63,195
Wholesale & retail	0	909	909	7,912	95,128	103,040
Manufacturing	0	592	592	3,840	58,670	62,510
Agriculture	0	431	431	315	59,616	59,931
Other commercial	0	2,643	2,643	918	283,593	284,511
Total commercial related	243	13,875	14,118	22,513	1,175,317	1,197,830
Residential mortgage	0	108	108	247	79,078	79,325
Home equity	0	217	217	452	97,498	97,950
Other consumer	0	66	66	235	24,424	24,659
Total consumer related	0	391	391	934	201,000	201,934
Unallocated	0	2,180	2,180	0	0	0
Total	$243	$16,446	$16,689	$23,447	$1,376,317	$1,399,764

NOTE 6-Premises, Equipment and Leases

The following table presents a summary of premises and equipment as of December 31, 2019 and 2018.

(dollars in thousands)	2019	2018
Land	$5,093	$4,829
Buildings and improvements	26,874	26,172
Financing lease right-of-use assets	1,134	0
Equipment	23,056	21,519
	56,157	52,520
Less accumulated depreciation/amortization	(30,190)	(27,796)
Premises and equipment, net	$25,967	$24,724

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

Substantially all of the leases in which the Corporation is the lessee are comprised of real estate property, ATM locations, and office space.  Substantially all of our leases are classified as operating leases, and therefore, were previously not recognized on the Corporation’s consolidated statements of condition.  With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated statements of condition as a right-of-use (“ROU”) asset and a corresponding lease liability.  The Corporation has one finance lease for one financial center.

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

The Components of lease expense were as follows:

(dollars in thousands)	Twelve months ended December 31, 2019
Operating lease cost	$760

Finance lease cost:
Amortization of right-of-use assets	$69
Interest on lease liability	53
Total finance lease cost	$122

Total lease cost	$882

Supplemental cash flow information related to leases were as follows:

Twelve months ended December 31, 2019
Operating cash flows from operating leases	$783
Operating cash flows from financing leases	53
Financing cash flows from financing leases	40

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,019
Finance leases	0

Amounts recognized as right-of-use assets related to finance leases are included in fixed assets in the accompanying statement of financial position, while related lease liabilities are included in long-term debt. Supplemental balance sheet information related to leases was as follows:

December 31,
2019
Assets:
Operating leases right-of-use assets	$3,021
Finance leases assets	1,134
Total lease assets	$4,155

Liabilities:
Operating	$3,184
Financing	1,322
Total lease liabilities	$4,506

Weighted Average Remaining Lease Term (years)
Operating leases	5.6
Finance leases	24.2

Weighted Average Discount Rate
Operating leases	2.72%
Finance leases	3.69%

At December 31, 2019, future minimum payments for financing leases and operating leases are payable as follows:

Year Ending December 31,	Operating Leases	Finance Leases
2020	$767	$74
2021	706	75
2022	545	75
2023	491	75
2024	413	75
Thereafter	507	1,668
Total lease payments	3,429	2,042
Less imputed interest	(245)	(720)
Total	$3,184	$1,322

NOTE 7-Deposits

The composition of deposits as of December 31, 2019 and 2018 is shown below.

	December 31,
(dollars in thousands)	2019	2018
Noninterest bearing demand	$273,968	$252,777
Interest bearing demand	174,248	156,858
Money market	513,948	535,454
Savings	85,489	85,415
Time deposits less than $100	303,527	271,794
Time deposits $100 to $250	175,477	144,866
Time deposits $250 or more	63,907	48,116
Total deposits	$1,590,564	$1,495,280

Included above in time deposits less than $100,000 are brokered time deposits in the amount of $10,199,000 and $10,299,000 at December 31, 2019 and 2018, respectively. Included above in time deposits $100,000 to $250,000 are brokered time deposits in the amount of $1,317,000 and $1,035,000 at December 31, 2019 and 2018, respectively.

The deposits from members of the board of directors, executive officers, principal shareholders and any affiliates of such persons were $5,430,000 at December 31, 2019 and $4,162,000 at December 31, 2018.

The following table presents scheduled maturities of time deposits by year as of December 31, 2019.

(dollars in thousands)	2019
2020	$290,035
2021	184,828
2022	41,460
2023	19,994
2024	6,023
Thereafter	571
Total time deposits	$542,911

Demand deposit overdrafts reclassified as loans were $86,000 and $116,000 at December 31, 2019 and 2018, respectively.

NOTE 8-Short-term Borrowings and Long-term Debt

The schedule below provides a summary of short-term borrowings that consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. Securities sold under agreements to repurchase are overnight borrowings between PeoplesBank and its commercial depositors and are subject to daily repricing. Federal Funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. As of December 31, 2019, PeoplesBank’s total availability under Federal Funds lines was $13,000,000. Other short-term borrowings consist of credit available through the Federal Home Loan Bank of Pittsburgh (FHLBP). PeoplesBank maintains a line-of-credit (Open Repo Plus) with the FHLBP which is a revolving term commitment used on an overnight basis. The term of this commitment may not exceed 364 days and it reprices daily at market rates. Under terms of a blanket collateral agreement with the FHLBP, the line-of-credit and long term advances are secured by FHLBP stock and qualifying real estate secured loans. As of December 31, 2019, PeoplesBank’s total availability was $445,066,800 with the FHLBP.

The Corporation maintains a $3,000,000 line of credit with ACNB Bank to provide a source of liquidity. The line, renewable annually, is secured by a first lien on the Codorus Valley Corporate Center. The interest rate on the ACNB Bank line is Wall Street Journal Prime. No draws have been made on the line and on December 31, 2019 and 2018, the balance was zero.

The following table presents a summary of aggregate short-term borrowings as of and for the years ended December 31, 2019, 2018 and 2017.

	2019		2018		2017
		Other		Other		Other
	Repurchase	Short-term	Repurchase	Short-term	Repurchase	Short-term
(dollars in thousands)	agreements	borrowings	agreements	borrowings	agreements	borrowings
Amount outstanding at end of year	$7,925	$0	$7,022	$0	$10,295	$10,200
Weighted average interest rate at end of year	0.53%	0%	0.52%	0%	0.56%	1.55%
Maximum amount outstanding at any month-end	$9,986	$0	$12,964	$15,000	$28,596	$30,000
Daily average amount outstanding	$7,891	$1	$9,911	$193	$22,078	$16,910
Approximate weighted average interest rate for the year	0.54%	1.97%	0.56%	1.86%	0.56%	1.14%

Securities that serve as collateral for securities sold under agreements to repurchase and pledged to provide access to the Federal Reserve Bank Discount Window and other short-term borrowing remain in available-for-sale securities. The fair value of these securities was $11,117,000 and $9,768,000 on December 31, 2019 and 2018, respectively.

The following table presents a summary of long-term debt as of December 31, 2019 and 2018:

	December 31,
(dollars in thousands)	2019	2018
PeoplesBank’s obligations:
FHLBP
Due April 2019, 1.64%	0	10,000
Due June 2019, 1.64%	0	5,000
Due June 2019, 2.10%	0	5,000
Due December 2019, 1.89%	0	15,000
Due March 2020, 1.86%	10,000	10,000
Due June 2020, 1.87%	15,000	15,000
Due June 2020, 2.70%	10,000	10,000
Due June 2021, 2.81%	10,000	10,000
Due June 2021, 2.14%	15,000	15,000
Due May 2022, 2.93%	10,000	10,000
Total FHLBP	70,000	105,000
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 3.91%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 3.53% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Total junior subordinate debt	$10,310	$10,310
Lease obligations included in long-term debt:
Finance lease liabilities	1,322	0
Total long-term debt	$81,632	$115,310

PeoplesBank’s long-term debt obligations to FHLBP are fixed rate instruments.

At December 31, 2019 and 2018, municipal deposit letters of credit issued by the FHLBP on behalf of PeoplesBank naming applicable municipalities as beneficiaries were $42,000,000. The letters of credit took the place of securities pledged to the municipalities for their deposits maintained at PeoplesBank.

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

The following table presents long-term debt maturities by year as of December 31, 2019.

(dollars in thousands)	2019
2020	$35,074
2021	25,075
2022	10,075
2023	0
2024	0
Thereafter	11,408
Total long-term debt	$81,632

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

On July 2, 2013, the Board of Governors of the Federal Reserve System finalized its rule implementing the Basel III regulatory capital framework, which the FDIC adopted on July 9, 2013. Under the rule, minimum requirements increased both the quantity and quality of capital held by banking organizations. Consistent with the Basel III framework, the rule included a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5 percent, and a common equity Tier 1 conservation buffer of 2.5 percent of risk-weighted assets, that applies to all supervised financial institutions, which was phased in over a four year period beginning January 1, 2016, with the full 2.5 percent required as of January 1, 2019. The rule also raised the minimum ratio of Tier 1 capital to risk-weighted assets from 4 percent to 6 percent, and includes a minimum leverage ratio of 4 percent for all banking organizations. The new rule also increased the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors. The rule for smaller, less complex institutions, including the Corporation, took effect January 1, 2015.

Quantitative measures established by regulators to ensure capital adequacy require the Corporation and PeoplesBank to maintain minimum ratios, as set forth below, to Total and Tier 1 capital as a percentage of risk-weighted assets, and of Tier 1 capital to quarter-to-date average assets (leverage ratio). In December 2019, PeoplesBank received the most recent notification from the Federal Deposit Insurance Corporation, which categorized PeoplesBank as “well capitalized”, as of September 30, 2019, under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change PeoplesBank’s well capitalized category. As of December 31, 2018, PeoplesBank was also categorized as “well capitalized”.

			Minimum for		Well Capitalized
	Actual		Capital Adequacy (1)		Minimum (2)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at December 31, 2019
Capital ratios:
Common Equity Tier 1	$187,312	12.45%	$105,359	7.000%	$	n/a	n/a	%
Tier 1 risk based	197,312	13.11	127,936	8.500		n/a	n/a
Total risk based	216,154	14.36	158,039	10.500		n/a	n/a
Leverage	197,312	10.55	74,820	4.00		n/a	n/a

at December 31, 2018
Capital ratios:
Common Equity Tier 1	$178,656	12.15%	$93,708	6.375%		$n/a	n/a	%
Tier 1 risk based	188,656	12.83	115,757	7.875		n/a	n/a
Total risk based	207,040	14.08	145,155	9.875		n/a	n/a
Leverage	188,656	10.46	72,119	4.00		n/a	n/a

PeoplesBank, A Codorus Valley Company
at December 31, 2019
Capital ratios:
Common Equity Tier 1	$193,421	12.88%	$105,118	7.000%		$97,610	6.50%
Tier 1 risk based	193,421	12.88	127,643	8.500		120,135	8.00
Total risk based	212,220	14.13	157,677	10.500		150,169	10.00
Leverage	193,421	10.36	74,673	4.00		93,341	5.00

at December 31, 2018
Capital ratios:
Common Equity Tier 1	$184,420	12.58%	$93,466	6.375%		$95,298	6.50%
Tier 1 risk based	184,420	12.58	115,457	7.875		117,290	8.00
Total risk based	202,757	13.83	144,780	9.875		146,613	10.00
Leverage	184,420	10.25	71,968	4.00		89,960	5.00

(1)	Minimum Basel III capital adequacy requirements in order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers. Minimum amounts and ratios as of December 31, 2019 include the full phase in of the capital conservation buffer of 2.5 percent required by the Basel III framework. At December 31, 2018, the minimum amounts and ratios included the third year phase in of the capital conservation buffer of 1.875 percent required by the Basel III framework. The conservation buffer was phased in over a four year period beginning January 1, 2016, with the full 2.5 percent required as of January 1, 2019.

(2)	To be “well capitalized” under the prompt corrective action provisions in the Basel III framework. “Well capitalized” applies to PeoplesBank only.

NOTE 10-Shareholders’ Equity

Authorized Shares

At the May 15, 2018 annual shareholder meeting, the shareholders of the Corporation approved a change in the Articles of Incorporation to increase the number of authorized shares of common stock from 15,000,000 to 30,000,000.

Stock Dividend

Periodically, the Corporation distributes stock dividends on its common stock. The Corporation distributed 5 percent common stock dividends on December 10, 2019 and December 11, 2018, which resulted in the issuance of 463,193 and 447,092 additional common shares, respectively. All share and per share amounts are adjusted for stock dividends that are declared prior to the issuance of the consolidated financial statements.

Share Repurchase

The Corporation has a Share Repurchase Program, authorized in 2018, which permits the purchase of up to a maximum of 4.9 percent of the outstanding shares of the Corporation’s common stock at a price no greater than 150 percent of the latest quarterly published book value. In 2019, the Corporation’s Board of Directors approved to repurchase shares of its common stock in an aggregate amount of up to $5 million under the Share Repurchase Program. During the twelve months of 2019 the Corporation repurchased 222,594 shares at an average price of $22.43 for a total of $5,000,000.

NOTE 11- Benefit Plans

Defined Contribution Plan

PeoplesBank maintains a 401(k) savings and investment plan covering substantially all employees. Under the plan, employees can contribute a percentage of their compensation subject to certain limits based on federal tax law. In 2019, 2018, and 2017, PeoplesBank made 100 percent matching contributions up to the first 4 percent of each employee’s compensation contributed to the plan, and both the employee and employer contributions vest immediately. PeoplesBank’s expense for the 401(k) savings and investment plan was $676,000 for 2019, $590,000 for 2018, and $587,000 for 2017.

PeoplesBank established a supplemental defined contribution deferred compensation plan for one executive in 2019. Under the plan, PeoplesBank contributes a percentage of compensation to the executive. PeoplesBank’s expense for the defined contribution deferred compensation plan was $60,000 which includes interest of $3,000. The accrued liability for the defined contribution deferred compensation plan was $60,000 at December 31, 2019.

Supplemental Benefit Plans

PeoplesBank maintains supplemental retirement plans for selected executives. The expense associated with these plans was approximately $371,000 for 2019, $261,000 for 2018 and $256,000 for 2017. The accrued liability for the supplemental retirement plans was $4,264,000 at December 31, 2019 and $4,140,000 at December 31, 2018. Income earned from bank owned life insurance policies was used to finance the cost of supplemental benefit plans, and provide a tax-exempt return to PeoplesBank.

Directors Post Retirement Split-dollar Life Insurance Benefit

PeoplesBank recorded net expense of $40,000 in 2019, $43,000 in 2018 and $39,000 in 2017, on bank owned life insurance policies with a post retirement split-dollar life insurance benefit. The accrued liability for the post retirement split-dollar benefit was $484,000 at December 31, 2019 and $444,000 at December 31, 2018.

Directors and Executives Deferred Compensation Plans

PeoplesBank established two new plans for deferred compensation related to directors and executives in 2019. Under the plans, the executive or director may defer a portion of their compensation in accordance with the terms of the plan. The accrued liability related to the directors deferred compensation plan was $29,000 at December 31, 2019 which includes interest expense of $600. The accrued liability related to the executive deferred compensation plan was $123,000 at December 31, 2019 which includes interest expense of $3,000.

NOTE 12-Stock-Based Compensation

FASB ASC Topic 718 requires that the fair value of equity awards granted to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such awards.

The following table presents information about the Corporation’s stock plans, adjusted for stock dividends distributed, as of December 31, 2019.

		Number of	Number of	Number of shares
		shares	outstanding	available for future
Plan	Types of grants	reserved (1)	awards (1)	issuance (1)
	Stock options
	Stock appreciation rights
2007 Long Term Incentive	Restricted stock
Plan (07LTIP)	Stock awards	169,718	169,718 (2)	(3)
	Stock options
	Stock appreciation rights
2017 Long Term Incentive	Restricted stock
Plan (17LTIP)	Stock awards	377,671	66,278 (4)	311,393
2007 Employee Stock
Purchase Plan (ESPP)	Stock option	163,118	0	163,118
Employee Stock
Bonus Plan (ESBP)	Stock awards	21,117	0	21,117

(1) Shares/options are subject to adjustment in the event of specified changes in the Corporation’s capital structure.
(2) Amount includes 579 of unvested restricted stock.
(3) Plan expired on May 15, 2017.
(4) Amount includes 16,400 of unvested options and 34,387 of unvested restricted stock.

2007 Long-Term Incentive Plan (07LTIP) and 2017 Long-Term Incentive Plan (17LTIP)

Options awarded under these plans to date have been granted with an exercise price equal to the fair value of the stock on the grant date, a minimum vesting period of six months and an expiration period of ten years. Restricted awards are granted at fair value. 1,106, 1,098 and 954 restricted shares granted in 2019, 2018 and 2017, respectively, vest 100% four years from the date of grant. All of the remaining restricted shares granted in 2019, 2018 and 2017 vest as follows: one-third at the end of the first year from the date of grant; one-third at the end of the second year from the date of grant; and one-third at the end of the third year from the date of grant. Restricted stock awards are participating securities but have no impact on basic EPS at December 31, 2019 and 2018. The plans also permit the granting of stock awards. Upon exercise and/or award, the Corporation has historically issued treasury stock, if available, and/or authorized, but unissued, common stock to satisfy the options/awards.

The following table presents compensation expense and related tax benefits for stock option, restricted stock and stock awards recognized on the consolidated statement of income.

(dollars in thousands)	2019	2018	2017
Compensation expense	$603	$634	$693
Tax benefit	(127)	(133)	(243)
Net income effect	$476	$501	$450

The tax benefit shown in the preceding table is less than the benefit that would be calculated using the Corporation’s 21%, 21% and 35% statutory Federal tax rate for 2019, 2018 and 2017, respectively. Under FASB ASC Topic 718, tax benefits are only recognized over the vesting period for options that ordinarily will generate a tax deduction when exercised (non-qualified stock options) and restricted stock awards.

The Corporation granted the following stock options, restricted stock and stock awards during the years ended December 31, 2019, 2018 and 2017, as adjusted for stock dividends.

	2019	2018	2017
Nonqualified stock options	0	17,924	17,085
Restricted stock	14,872	21,507	16,504
Stock award	6,195	7,766	9,065

The weighted average grant-date fair value and weighted average assumptions used to determine the fair value using the Black-Scholes valuation model for the stock options granted are presented below, as adjusted for stock dividends. There were no stock options granted in 2019.

	2018	2017
Fair value	$5.27	$5.75
Expected life (in years)	5.5	5.3
Risk-free interest rate	2.75%	2.19%
Expected volatility	25.55%	24.82%
Expected dividend yield	2.14%	1.86%

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

A summary of stock options activity from the option and stock incentive plans, adjusted for stock dividends distributed, is shown below.

		Weighted Average	Weighted Average	Aggregate
		Exercise Price	Remaining	Intrinsic Value
	Options	Per Share	Contractual Term	($000)
Outstanding at January 1, 2019	214,640	$14.87	5.9 years	$1,293
Granted	0	0.00
Exercised	(10,793)	5.47
Cancelled/Forfeited	(2,817)	24.36
Expired	0	0.00
Outstanding at December 31, 2019	201,030	$15.25	5.0 years	$1,610

Vested and exercisable at December 31, 2019	184,630	$14.49	4.7 years	$1,607

The following table presents information about stock options exercised for the years ended December 31, 2019, 2018 and 2017.

(dollars in thousands)	2019	2018	2017
Total intrinsic value of options exercised	$147	$499	$142
Cash received from options exercised	$59	$505	$195
Tax deduction realized from options exercised	$31	$105	$50

The following table presents information about non-vested options and restricted stock, adjusted for stock dividends distributed, for the year ended December 31, 2019.

	Stock Options		Restricted Stock
		Weighted Average		Weighted Average
		Exercise Price		Grant Date
	Options	Per Share	Shares	Fair Value
Non-vested at January 1, 2019	36,750	$22.90	39,176	$23.28
Vested	(17,974)	21.97	(16,243)	22.51
Cancelled/Forfeited	(2,376)	24.02	(2,841)	22.30
Granted	0	0.00	14,872	22.51
Non-vested at December 31, 2019	16,400	$23.76	34,964	$23.40

As of December 31, 2019, total unrecognized compensation cost related to non-vested options and restricted stock was $598,000, of which $387,000 will be recognized in 2020, $159,000 will be recognized in 2021, $46,000 in 2022 and $6,000 in 2023 with a weighted average recognition period of 1.1 years. The unrecognized compensation expense does not include an estimate for forfeiture of stock awards. The Corporation recognizes forfeitures in the period in which the forfeiture occurs.

Employee Stock Purchase Plan (ESPP)

Under the ESPP, eligible employees can purchase common stock of the Corporation at 85% of the fair market value of the stock at the beginning or end of the six-month offering period, whichever is lower. The ESPP is considered to be a compensatory plan. The following table presents information about the ESPP for the years ended December 31, 2019, 2018 and 2017.

	2019	2018	2017
ESPP shares purchased	13,127	10,607	10,732
Average purchase price per share (85% of market value)	$18.602	$20.620	$23.330
Compensation expense recognized (in thousands)	$62	$63	$59
Shares issued from treasury stock to satisfy the purchase of ESPP shares	8,373	2,509	2,772
Shares issued from authorized but unissued common stock to satisfy the purchase of ESPP shares	4,754	8,044	7,960

Employee Stock Bonus Plan (ESBP)

The ESBP is administered by the Compensation Committee which is comprised of non-employee members of the Corporation’s Board of Directors. Under the ESBP the Corporation may issue shares of its common stock to employees as performance based compensation. There were no shares of common stock issued under the ESBP in 2019, 2018 and 2017.

NOTE 13-Income Taxes

The following table presents the provision for income taxes for the years ended December 31, 2019, 2018 and 2017.

(dollars in thousands)	2019	2018	2017
Current tax provision
Federal	$5,013	$4,648	$6,151
State	607	568	466
Total current tax provision	5,620	5,216	6,617

Deferred tax expense (benefit)
Federal	(573)	10	3,211
State	(22)	(44)	76
Total deferred tax expense (benefit)	(595)	(34)	3,287
Total tax provision	$5,025	$5,182	$9,904

The differences between the effective income tax rate and the Federal statutory income tax rate for the years ended December 31, 2019, 2018 and 2017 are shown below.

	2019	2018	2017
Statutory tax rate	21.0%	21.0%	35.0%
Increase (decrease) resulting from:
Tax-exempt interest income	(0.8)	(1.2)	(2.6)
Bank owned life insurance income	(1.1)	(0.8)	(1.6)
State income taxes, net of federal tax benefit	2.0	2.0	1.6
Other, net	0.2	0.0	0.2
Change in enacted tax rate	0.0	0.0	12.6
Effective income tax rate	21.3%	21.0%	45.2%

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law reducing the federal tax rate to 21 percent beginning on January 1, 2018. The revaluation of net deferred tax assets as of December 22, 2017 resulted in $2,755,000 of additional tax expense on the date of enactment. The impact on the 2017 effective tax rate is shown in the table above.

Significant components of the Corporation’s net deferred tax asset, included in other assets as of December 31, 2019 and 2018 are shown below.

(dollars in thousands)	2019	2018
Deferred tax assets
Allowance for loan losses	$4,955	$4,508
Deferred compensation	1,214	1,138
Leasing	82	0
Low-income housing partnerships	28	57
Acquisition accounting adjustments	102	106
Net unrealized losses on available-for-sale securities	0	592
Acquired net operating loss carryforwards	16	34
Other	65	92
Total deferred tax assets	$6,462	$6,527

Deferred tax liabilities
Deferred loan fees	$718	$842
Depreciation	505	446
Net unrealized gains on available-for-sale securities	348	0
Other	222	221
Total deferred tax liabilities	$1,793	$1,509
Net deferred tax assets	$4,669	$5,018

Based on the level of historical income projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that, as of December 31, 2019, it is more likely than not that the Corporation will realize the benefits of its deferred tax assets.

NOTE 14-Commitments

In the normal course of business, the Corporation is a party to various financial transactions that are not funded as of the balance sheet date. Off-balance sheet financial instruments, which enable PeoplesBank clients to meet their financing needs, are comprised mainly of commitments to extend credit and standby letters of credit. Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a client to a third party. The credit and market risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. To manage these risks, the Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments and requires collateral to support these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The amount of the liability as of December 31, 2019 and 2018, for guarantees under standby letters of credit issued was considered not material by management. Normally, commitments to extend credit and letters of credit have fixed expiration dates or termination clauses, have specific rates and are for specific purposes. Many of the commitments are expected to expire without being extended; therefore, total commitment amounts do not necessarily represent future cash requirements.

A summary of outstanding commitments at December 31, 2019 and 2018 is shown below.

(dollars in thousands)	2019	2018
Commitments to grant loans
Fixed rate	$32,511	$22,995
Variable rate	29,869	15,027

Unfunded commitments of existing loans
Fixed rate	$44,101	$45,481
Variable rate	375,198	335,029

Standby letters of credit	$17,253	$23,737

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

Note 16-Fair Value Measurements and Fair Values of Financial Instruments

The Corporation uses its best judgment in estimating the fair value of the Corporation’s assets and liabilities; however, there are inherent weaknesses in any estimation technique. Therefore, the fair value estimates herein are not necessarily indicative of the amounts that could be realized in sales transactions on the dates indicated. The estimated fair value amounts have been measured as of their respective period-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values subsequent to the respective reporting dates may be different than the amounts reported at each period-end.

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

		Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
(dollars in thousands)	Total	Identical Assets	Inputs	Inputs
December 31, 2019
Securities available-for-sale:
U.S. Treasury notes	$9,953	$9,953	$0	$0
U.S. agency	14,923	0	14,923	0
U.S. agency mortgage-backed, residential	108,155	0	108,155	0
State and municipal	26,644	0	26,644	0

December 31, 2018
Securities available-for-sale:
U.S. Treasury notes	$19,003	$19,003	$0	$0
U.S. agency	15,063	0	15,063	0
U.S. agency mortgage-backed, residential	74,555	0	74,555	0
State and municipal	40,972	0	40,972	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired Loans

Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At December 31, 2019, the fair value consists of impaired loan balances of $11,297,000, net of valuation allowances of $7,420,000 and charge-offs of $134,000, compared to impaired loan balances of $13,297,000, net of valuation allowances of $3,679,000 and charge-offs of $134,000, at December 31, 2018.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based upon an independent third-party appraisal of the property or occasionally upon a recent sales offer. At December 31, 2019, the fair value of foreclosed real estate with a valuation allowance or write-down was $797,000 which is net of write-downs of $617,000. At December 31, 2018 there were no foreclosed real estate assets with a valuation allowance or write-down.

		Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in		Significant Other
		Active Markets for	Significant Other	Unobservable
(dollars in thousands)	Total	Identical Assets	Observable Inputs	Inputs
December 31, 2019
Impaired loans	$11,297	$0	$0	$11,297
Foreclosed real estate	797	0	0	797

December 31, 2018
Impaired loans	$13,297	$0	$0	$13,297

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
(dollars in thousands)	Estimate	Techniques	Input	Range	Average
December 31, 2019
Impaired loans	$5,991	Appraisal (1)	Appraisal adjustments (2)	15% - 55%	44%
Impaired loans	5,306	Business asset valuation (3)	Business asset valuation adjustments (4)	10% - 73%	70%
Foreclosed real estate	797	Appraisal (1)	Appraisal adjustments (2)	22% -22%	22%

December 31, 2018
Impaired loans	$5,257	Appraisal (1)	Appraisal adjustments (2)	15% - 50%	39%
Impaired loans	8,040	Business asset valuation (3)	Business asset valuation adjustments (4)	10% - 53%	51%

(1)	Fair value is generally determined through independent appraisals which generally include various level 3 inputs that are not identifiable.
(2)	Appraisal amounts may be adjusted downward by the Corporation’s management for qualitative factors such as economic conditions, and estimated liquidation expenses. The range of liquidation expenses and other adjustments are presented as a percent of the appraisal or financial statement book value.
(3)	Fair value is generally determined through customer-provided financial statements.
(4)	Business asset valuations may be adjusted downward by the Corporation’s mangement for qualitative factors such as economic conditions, and estimated liquidation expenses. The range of liquidation expenses and other adjustments are presented as a percent of the financial statement book value.

The following presents the carrying amount and estimated fair value of the Corporation’s financial instruments as of December 31, 2019 and 2018.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices	Significant	Significant
			in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
(dollars in thousands)	Amount	Fair Value	Identical Assets	Inputs	Inputs
December 31, 2019
Financial assets
Cash and cash equivalents	$131,591	$131,591	$131,591	$0	$0
Securities available-for-sale	159,675	159,675	9,953	149,722	0
Restricted investment in bank stocks	4,551	4,551	0	4,551	0
Loans held for sale	11,803	12,460	0	12,460	0
Loans, net	1,484,069	1,472,772	0	0	1,472,772
Interest receivable	5,016	5,016	0	5,016	0
Mortgage servicing rights	965	1,047	0	0	1,047

Financial liabilities
Deposits	$1,590,564	$1,582,179	$0	$1,582,179	$0
Short-term borrowings	7,925	7,925	0	7,925	0
Long-term debt (1)	80,310	79,579	0	70,486	9,093
Interest payable	842	842	0	842	0

Off-balance sheet instruments	0	0	0	0	0

December 31, 2018
Financial assets
Cash and cash equivalents	$96,782	$96,782	$96,782	$0	$0
Securities available-for-sale	149,593	149,593	19,003	130,590	0
Restricted investment in bank stocks	5,922	5,922	0	5,922	0
Loans held for sale	4,127	4,302	0	4,302	0
Loans, net	1,466,536	1,437,415	0	0	1,437,415
Interest receivable	5,552	5,552	0	5,552	0
Mortgage servicing rights	925	1,052	0	0	1,052

Financial liabilities
Deposits	$1,495,280	$1,479,997	$0	$1,479,997	$0
Short-term borrowings	7,022	7,022	0	7,022	0
Long-term debt	115,310	112,406	0	104,332	8,074
Interest payable	836	836	0	836	0

Off-balance sheet instruments	0	0	0	0	0

(1)	Excludes leases included in long-term debt.

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

Gross amounts Not Offset in
		Gross	Net Amounts	the Statements of Condition
	Gross	Amounts	of Liabilities	Financial Instruments
	Amounts of	Offset in the	Presented in	U.S Agency		Cash
	Recognized	Statements of	the Statements	mortgage-backed,		Collateral	Net
(dollars in thousands)	Liabilities	Condition	of Condition	residential	U.S. agency	Pledged	Amount
December 31, 2019
Repurchase Agreements	$7,925	$0	$7,925	$(9,601)	$0	$0	$(1,676)

December 31, 2018
Repurchase Agreements	$7,022	$0	$7,022	$(8,981)	$0	$0	$(1,959)

Note 18-Condensed Financial Information-Parent Company Only

Condensed Balance Sheets

	December 31,
(dollars in thousands)	2019	2018
Assets
Cash and due from banks	$530	$770
Investment in bank subsidiary	197,277	184,511
Investment in other subsidiaries	314	314
Premises and equipment, net	3,006	3,199
Other assets	436	510
Total assets	$201,563	$189,304

Liabilities
Long-term debt	$10,310	$10,310
Long-term debt with bank subsidiary	0	169
Other liabilities	85	79
Total liabilities	10,395	10,558

Shareholders’ equity	191,168	178,746
Total liabilities and shareholders’ equity	$201,563	$189,304

Condensed Statements of Income and Comprehensive Income

	Years ended December 31,
(dollars in thousands)	2019	2018	2017
Income
Interest from investment securities	$13	$12	$9
Dividends from bank subsidiary	4,940	4,650	3,580
Total income	4,953	4,662	3,589

Expense
Interest expense on long-term debt	433	415	320
Occupancy of premises, net	179	157	140
Other	355	414	419
Total expense	967	986	879
Income before applicable income tax benefit and undistributed earnings of subsidiaries	3,986	3,676	2,710
Applicable income tax benefit	231	326	416
Income before undistributed earnings of subsidiaries	4,217	4,002	3,126
Equity in undistributed earnings of bank subsidiary	14,430	15,540	8,878
Net income	$18,647	$19,542	$12,004
Comprehensive income	$22,182	$18,274	$12,337

Note 18-Condensed Financial Information-Parent Company Only (continued)

Condensed Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2019	2018	2017
Cash flows from operating activities
Net income	$18,647	$19,542	$12,004
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	207	197	202
Equity in undistributed earnings of subsidiaries, net	(9,430)	(15,540)	(8,878)
Other, net	747	840	730
Net cash provided by operating activities	10,171	5,039	4,058

Cash flows from investing activities
Return of investment in other subsidiary	0	0	3
Purchases of premises and equipment	(15)	(146)	0
Net cash (used in) provided by investing activities	(15)	(146)	3

Cash flows from financing activities
Repayments of long-term debt	(169)	(194)	(186)
Cash dividends paid to shareholders	(6,017)	(5,539)	(4,559)
Treasury stock repurchased	(4,993)	0	0
Net issuance of stock	796	1,114	751
Cash paid in lieu of fractional shares	(13)	(19)	(19)
Net cash used in financing activities	(10,396)	(4,638)	(4,013)
Net (decrease) increase in cash and cash equivalents	(240)	255	48
Cash and cash equivalents at beginning of year	770	515	467
Cash and cash equivalents at end of year	$530	$770	$515

Note 19-Quarterly Results of Operations (Unaudited)

A summary of the quarterly results of operations for the years ended December 31, 2019 and 2018 is shown below.

	2019				2018
	Quarter				Quarter
(dollars in thousands, except per share data)	Fourth	Third	Second	First	Fourth	Third	Second	First

Interest income	$21,440	$21,466	$21,535	$20,876	$21,098	$20,796	$19,834	$18,593
Interest expense	5,288	5,453	5,292	5,345	5,034	4,364	3,755	3,248
Net interest income	16,152	16,013	16,243	15,531	16,064	16,432	16,079	15,345
Provision for loan losses	200	0	1,200	1,050	900	1,300	300	200
Noninterest income	3,225	3,159	3,322	3,009	2,972	2,872	2,985	2,774
Net gain on sales of loans held for sale	357	312	319	218	275	435	558	443
Noninterest expense	13,813	12,851	12,504	12,561	12,928	12,002	11,623	13,257
Income before taxes and securities gain	5,721	6,633	6,180	5,147	5,483	6,437	7,699	5,105
Net (loss) gain on sales of securities	(8)	2	1	(4)	0	0	0	0
Income before income taxes	5,713	6,635	6,181	5,143	5,483	6,437	7,699	5,105
Provision for income taxes	1,219	1,432	1,322	1,052	1,138	1,377	1,645	1,022
Net income	$4,494	$5,203	$4,859	$4,091	$4,345	$5,060	$6,054	$4,083

Net income per share, basic (1)	$0.46	$0.53	$0.49	$0.41	$0.44	$0.51	$0.62	$0.41
Net income per share, diluted (1)	$0.46	$0.52	$0.49	$0.41	$0.44	$0.51	$0.61	$0.40

(1)	adjusted for common stock dividends distributed.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon their evaluation of those controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act performed as of December 31, 2019, the Chief Executive and Chief Financial Officers of the Corporation concluded that the Corporation’s disclosure controls and procedures were effective. There was no change in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2019 that materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. A Report of Management’s Assessment of Internal Control Over Financial Reporting is located on page 60 of this Annual Report, and incorporated herein by reference.

The Chief Executive and Chief Financial Officers are not aware of any changes in internal controls over financial reporting or in other factors that has materially affected these controls subsequent to December 31, 2019, the date of their evaluation.

Item 9B: Other information

None.

PART III

Item 10: Directors, executive officers and corporate governance

Information appearing in the Proxy Statement relating to the 2020 Annual Meeting of Shareholders to be held May 19, 2020 (“Proxy Statement”), under the heading, “Proposal 1-Election of Directors” and the caption “Information about Nominees and Continuing Directors,” under the heading “Information Concerning Security Ownership” and the caption “Executive Officers,” and under the heading “Governance of the Corporation” is incorporated by reference in response to this item.

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

Codorus Valley Bancorp, Inc. (Registrant)

/s/ Larry J. Miller
Larry J. Miller, Chairman,	Date: March 11, 2020
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity

/s/ Larry J. Miller	President, Chief Executive Officer,	3/11/2020
Larry J. Miller	Chairman of the Board of
(Principal Executive Officer)	Directors and Director

Vice-Chairman of the Board of
Harry R. Swift, Esq.	Directors and Lead Director

Director
Sarah M. Brown

/s/ Brian D. Brunner	Director	3/11/2020
Brian D. Brunner

/s/ Cynthia A. Dotzel	Director	3/11/2020
Cynthia A. Dotzel, CPA

/s/ John W. Giambalvo	Director	3/11/2020
John W. Giambalvo, Esq.

/s/ Jeffrey R. Hines	Director	3/11/2020
Jeffrey R. Hines, P.E.

/s/ MacGregor S. Jones	Director	3/11/2020
MacGregor S. Jones

/s/ Craig L. Kauffman	Director	3/11/2020
Craig L. Kauffman

Director
J. Rodney Messick

/s/ Dallas L. Smith	Director	3/11/2020
Dallas L. Smith

/s/ Larry D. Pickett	Treasurer	3/11/2020
Larry D. Pickett, CPA
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description of Exhibit

3.1	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q for June 30, 2018, filed with the Commission on August 6, 2018)

3.2	Amended By-laws (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on January 12, 2016)

4.(vi)	Description of registrant’s securities – filed herewith

10.1	Employment Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry J. Miller, dated December 27, 2005 and amendment dated August 9, 2011(Incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for December 31, 2015, filed with the Commission on March 8, 2016) and second amendment dated March 8, 2016 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on March 8, 2016) *

10.2	Change of Control Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry D. Pickett, dated August 9, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 9, 2018)*

10.3	2001 Employee Stock Bonus Plan (Incorporated by reference to Exhibit 99.1 of Registration Statement No. 333-68410 on Form S-8, filed with the Commission on August 27, 2001) *

10.4	Dividend Reinvestment and Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 of Registration Statement No. 333-179179 on Form S-3D, filed with the Commission on January 26, 2012)

10.5	Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller dated October 1, 1998 (Incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015)

10.6	Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Harry R. Swift dated October 1, 1998 (Incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.7	Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller dated December 27, 2005 (Incorporated by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.8	Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Harry R. Swift dated December 27, 2005 (Incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.9	Second Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller dated December 23, 2008 (Incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.10	Second Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Harry R. Swift dated December 23, 2008 (Incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.11	Third Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Larry J. Miller dated May 10, 2016 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 8-K filed with the Commission on May 16, 2016) *

10.12	Form of Group Term Replacement Plan, dated January 1, 2009 pertaining to senior officers of the Corporation’s subsidiary, PeoplesBank, A Codorus Valley Company (Incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.13	Form of Director Group Term Replacement Plan, dated December 1, 1998, including Split Dollar Policy Endorsements pertaining to non-employee directors of the Corporation’s subsidiary, PeoplesBank, A Codorus Valley Company (Incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for December 31, 2014, filed with the Commission on March 10, 2015) *

10.14	Long-Term Nursing Care Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Larry J. Miller, dated December 27, 2005 (Incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K for December 31, 2015, filed with the Commission on March 8, 2016) *

10.15	Codorus Valley Bancorp, Inc. Change in Control and Supplemental Benefit Trust Agreement between Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Hershey Trust Company, dated January 25, 2006 and Resignation and Appointment of Trustee (Incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for December 31, 2015, filed with the Commission on March 8, 2016) *

10.16	Amended and Restated Declaration of Trust of CVB Statutory Trust No. 2, dated as of June 28, 2006, among Codorus Valley Bancorp, Inc., as sponsor, the Delaware and institutional trustee named therein, and the administrators named therein (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.17	Indenture, dated as of June 28, 2006, between Codorus Valley Bancorp, Inc., as issuer, and the trustee named therein, relating to the Junior Subordinated Debt Securities due 2036 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.18	Guarantee Agreement, dated as of June 28, 2006, between Codorus Valley Bancorp, Inc. and guarantee trustee named therein (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2006)

10.19	2007 Long-Term Incentive Plan of Codorus Valley Bancorp, Inc. (Incorporated by reference to Exhibit A of the Registrant’s definitive proxy statement, dated April 6, 2012) *

10.20	2007 Employee Stock Purchase Plan (Incorporated by reference to Exhibit B of the Registrant’s definitive proxy statement, dated April 6, 2012) *

10.21	Executive Incentive Plan – filed herewith *

10.22	Form of Change of Control Agreement dated June 23, 2016 by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and each of Diane E. Baker and Amy L. Doll (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 28, 2016)

10.23	Employment Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Craig L. Kauffman, dated August 6, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 16, 2018)*

10.24	Change of Control Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Matthew A. Clemens, dated July 14, 2016 (Incorporated by reference to Exhibit 10.29 to the Registrant’s Current Report on Form 10-K, filed with the Commission on March, 15, 2017) *

10.25	Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Matthew A. Clemens, dated October 1, 2002 (Incorporated by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 10-K, filed with the Commission on March 15, 2017) *

10.26	Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Matthew A. Clemens, dated December 27, 2005 (Incorporated by reference to Exhibit 10.31 to the Registrant’s Current Report on Form 10-K, filed with the Commission on March 15, 2017) *

10.27	Second Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Matthew A. Clemens, dated December 23, 2008 (Incorporated by reference to Exhibit 10.32 to the Registrant’s Current Report on Form 10-K, filed with the Commission on March 15, 2017) *

10.28	Third Amendment to Salary Continuation Agreement between PeoplesBank, A Codorus Valley Company and Matthew A. Clemens, dated March 11, 2014 (Incorporated by reference to Exhibit 10.33 to the Registrant’s Current Report on Form 10-K, filed with the Commission on March 15, 2017) *

10.29	2017 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registration Statement No. 333-218031 on Form S-8, filed with the Commission on May 16, 2017) *

10.30	Change of Control Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Timothy J. Nieman, dated February 5, 2018 (Incorporated by reference to Exhibit 10.35 to the Registrant’s Current Report on Form 10-K, filed with the Commission on March 13, 2018) *

10.31	Supplemental Executive Retirement Plan by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Diane Baker, dated January 29, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 4, 2019)*

10.32	Bank Contribution Deferred Compensation Agreement by and among Codorus Valley Bancorp, Inc., PeoplesBank, A Codorus Valley Company and Craig L. Kauffman, dated February 21, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 27, 2019)*

10.33	Elective Deferred Compensation Plan, dated February 21, 2019 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 27, 2019)*

14	Code of Ethics, dated March 13, 2018 (incorporated by reference to Exhibit 14 to the Registrant’s Current Report on Form 10-K, filed with the Commission on March 15, 2019)

21	List of subsidiaries of Codorus Valley Bancorp, Inc. – filed herewith.

23	Consents of Independent Registered Public Accounting Firm – filed herewith.

24	Power of Attorney – filed herewith.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith

101	Interactive data file containing the following financial statements of Codorus Valley Bancorp, Inc. formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2019 and 2018, (ii) Consolidated Statements of Income for the years ended December 31, 2019, 2018, and 2017, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017, (iv) Consolidated Statements of Cash Flow for the years ended December 31, 2019, 2018, and 2017, (v) Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019, 2018, and 2017 and (vi) Notes to Consolidated Financial Statements – filed herewith.

* Management contract or compensation plan or arrangement required to be filed or incorporated as an exhibit. Portions of this exhibit which are not material have been omitted because they would likely cause competitive harm to the registrant if publicly disclosed.