Form 10-Q
period 2020-03-31
CODORUS VALLEY BANCORP INC
filed 2020-05-08
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On April 24, 2020, 9,763,713 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.

Consolidated Balance Sheets

Unaudited

	March 31,	December 31,
(dollars in thousands, except per share data)	2020	2019
Assets
Interest bearing deposits with banks	$169,689	$110,742
Cash and due from banks	15,569	20,849
Total cash and cash equivalents	185,258	131,591
Securities, available-for-sale	171,738	159,675
Restricted investment in bank stocks, at cost	3,951	4,551
Loans held for sale	10,858	11,803
Loans (net of deferred fees of $3,266 - 2020 and $3,463 - 2019)	1,476,661	1,505,135
Less-allowance for loan losses	(22,838)	(21,066)
Net loans	1,453,823	1,484,069
Premises and equipment, net	26,637	25,967
Operating leases right-of-use assets	3,030	3,021
Goodwill	2,301	2,301
Other assets	64,363	63,567
Total assets	$1,921,959	$1,886,545

Liabilities
Deposits
Noninterest bearing	$274,382	$273,968
Interest bearing	1,364,965	1,316,596
Total deposits	1,639,347	1,590,564
Short-term borrowings	6,196	7,925
Long-term debt	71,627	81,632
Operating leases liabilities	3,187	3,184
Other liabilities	12,006	12,072
Total liabilities	1,732,363	1,695,377

Shareholders' equity
Preferred stock, par value $2.50 per share;
1,000,000 shares authorized; shares issued and outstanding:
0 at March 31, 2020 and 0 at December 31, 2019	0	0
Common stock, par value $2.50 per share; 30,000,000 shares authorized;
Shares issued: 9,769,150 at March 31, 2020 and 9,755,976 at December 31, 2019; and shares outstanding: 9,763,713 at March 31, 2020 and 9,755,976 at December 31, 2019.	24,423	24,390
Additional paid-in capital	140,686	140,450
Retained earnings	20,469	25,019
Accumulated other comprehensive income	4,107	1,309
Treasury stock, at cost; 5,437 shares at March 31, 2020	(89)	0
Total shareholders' equity	189,596	191,168
Total liabilities and shareholders' equity	$1,921,959	$1,886,545

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Income

Unaudited

	Three months ended
	March 31,
(dollars in thousands, except per share data)	2020	2019
Interest income
Loans, including fees	$18,764	$19,510
Investment securities:
Taxable	820	676
Tax-exempt	141	209
Dividends	72	119
Other	392	362
Total interest income	20,189	20,876

Interest expense
Deposits	4,276	4,620
Federal funds purchased and other short-term borrowings	9	9
Long-term debt	537	716
Total interest expense	4,822	5,345
Net interest income	15,367	15,531
Provision for loan losses	9,435	1,050
Net interest income after provision for loan losses	5,932	14,481

Noninterest income
Trust and investment services fees	994	840
Income from mutual fund, annuity and insurance sales	261	235
Service charges on deposit accounts	1,130	1,158
Income from bank owned life insurance	286	367
Other income	439	409
Gain on sales of loans held for sale	298	218
Gain (loss) on sales of securities	15	(4)
Total noninterest income	3,423	3,223

Noninterest expense
Personnel	7,805	7,706
Occupancy of premises, net	926	963
Furniture and equipment	853	772
Postage, stationery and supplies	217	184
Professional and legal	205	109
Marketing	325	349
FDIC insurance	167	237
Debit card processing	389	323
Charitable donations	872	845
Telecommunications	121	126
External data processing	704	556
Foreclosed real estate including provision for losses	20	87
Other	715	304
Total noninterest expense	13,319	12,561
(Loss) income before income taxes	(3,964)	5,143
(Benefit) provision for income taxes	(975)	1,052
Net (loss) income	$(2,989)	$4,091
Net (loss) income per share, basic	$(0.31)	$0.41
Net (loss) income per share, diluted	$(0.31)	$0.41

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Comprehensive Income

Unaudited

	Three months ended
	March 31,
(dollars in thousands)	2020	2019
Net (loss) income	$(2,989)	$4,091
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding gains arising during the period
(net of tax expense of $747 and $370, respectively)	2,810	1,396
Reclassification adjustment for (gains) losses included in net income
(net of tax expense (benefit) of $3 and ($1), respectively) (a) (b)	(12)	3
Net unrealized gains	2,798	1,399
Comprehensive (loss) income	$(191)	$5,490

(a)	Amounts are included in net gain on sales of securities on the Consolidated Statements of Income within noninterest income.

(b)	Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Cash Flows

Unaudited

	Three months ended
	March 31,
(dollars in thousands)	2020	2019
Cash flows from operating activities
Net (loss) income	$(2,989)	$4,091
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation/amortization	684	651
Net amortization of premiums on securities	151	65
Amortization of deferred loan origination fees and costs	(403)	(229)
Net amortization of operating lease right of use assets	178	166
Net amortization of finance lease right of use assets	12	0
Repayment of lease obligations	(189)	0
Provision for loan losses	9,435	1,050
Increase in bank owned life insurance	(286)	(367)
Originations of mortgage loans held for sale	(9,797)	(7,627)
Originations of SBA loans held for sale	(4,431)	(1,595)
Proceeds from sales of mortgage loans held for sale	11,625	7,948
Proceeds from sales of SBA loans held for sale	3,833	791
Net gain on sales of mortgage loans held for sale	(290)	(165)
Gain on sales of SBA loans held for sale	(9)	(53)
Gain on disposal of premises and equipment	0	(11)
(Gain) loss on sales of securities, available-for-sale	(15)	4
Stock-based compensation	120	135
Decrease in interest receivable	144	370
(Increase) in other assets	(1,156)	(647)
(Decrease) increase in interest payable	(55)	142
(Decrease) increase in other liabilities	(11)	539
Net cash provided by operating activities	6,551	5,258
Cash flows from investing activities
Purchases of securities, available-for-sale	(38,070)	(8,448)
Maturities, repayments and calls of securities, available-for-sale	9,561	5,561
Sales of securities, available-for-sale	19,852	6,017
Net decrease in restricted investment in bank stock	600	600
Net decrease (increase) in loans made to customers	21,093	(9,166)
Purchases of premises and equipment	(1,352)	(1,759)
Investment in bank owned life insurance	0	(6,600)
Investment in foreclosed real estate	(121)	0
Net cash provided by (used in) investing activities	11,563	(13,795)
Cash flows from financing activities
Net increase (decrease) in demand and savings deposits	31,479	(20,669)
Net increase in time deposits	17,304	28,266
Net (decrease) in short-term borrowings	(1,729)	(192)
Repayment of long-term debt	(10,000)	0
Cash dividends paid to shareholders	(1,561)	(1,512)
Treasury stock purchased	(89)	0
Issuance of stock	149	147
Net cash provided by financing activities	35,553	6,040
Net increase (decrease) in cash and cash equivalents	53,667	(2,497)
Cash and cash equivalents at beginning of year	131,591	96,782
Cash and cash equivalents at end of period	$185,258	$94,285

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Unaudited

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance, January 1, 2020	$24,390	$140,450	$25,019	$1,309	$0	$191,168
Net loss			(2,989)			(2,989)
Other comprehensive income, net of tax				2,798		2,798
Cash dividends ($0.160 per share)			(1,561)			(1,561)
Stock-based compensation		120				120
Repurchased stock - 5,335 shares					(87)	(87)
Withheld stock - 102 shares					(2)	(2)
Issuance and reissuance of stock:
6,706 shares under the dividend reinvestment and stock purchase plan	17	132				149
6,468 shares of stock-based compensation awards	16	(16)				0

Balance, March 31, 2020	$24,423	$140,686	$20,469	$4,107	$(89)	$189,596

Balance, January 1, 2019	$23,629	$134,506	$22,837	$(2,226)	$0	$178,746
Adoption of ASC topic 842 (leases)			(199)			(199)
Net income			4,091			4,091
Other comprehensive income, net of tax				1,399		1,399
Cash dividends ($0.152 per share, adjusted)			(1,512)			(1,512)
Stock-based compensation		135				135
Forfeiture and withheld shares of restricted stock		2			(4)	(2)
Issuance and reissuance of stock:
6,646 shares under the dividend reinvestment and stock purchase plan	17	132				149

Balance, March 31, 2019	$23,646	$134,775	$25,217	$(827)	$(4)	$182,807

See accompanying notes.

Note 1—Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

The accompanying consolidated balance sheet at December 31, 2019 has been derived from audited financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and FASB Accounting Standards Codification (ASC) 270.  Accordingly, the interim financial statements do not include all of the financial information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim consolidated financial statements include all adjustments necessary to present fairly the financial condition and results of operations for the reported periods, and all such adjustments are of a normal and recurring nature.

Codorus Valley Bancorp, Inc. (“Corporation” or “Codorus Valley”) is a one-bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (“PeoplesBank” or “Bank”).  As of March 31, 2020, PeoplesBank operates one wholly-owned subsidiary, Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, which sells nondeposit products.  In addition, PeoplesBank may periodically create nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending the liquidation of these properties.  PeoplesBank operates under a state charter and is subject to regulation by the Pennsylvania Department of Banking and Securities, and the Federal Deposit Insurance Corporation.  The Corporation is subject to regulation by the Federal Reserve Board and the Pennsylvania Department of Banking and Securities.

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and a wholly-owned nonbank subsidiary, SYC Realty Company, Inc.  SYC Realty was inactive during the period ended March 31, 2020.  The accounts of CVB Statutory Trust No. 1 and No. 2 are not included in the consolidated financial statements as discussed in Note 7—Short-Term Borrowings and Long-Term Debt.  All significant intercompany account balances and transactions have been eliminated in consolidation.  The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

These consolidated statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019.

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of March 31, 2020 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China and the risks to the international community as the virus spreads globally beyond its point of origin.  In March 2020, the WHO classified the coronavirus as a pandemic, based on the rapid increase in exposure globally.

The full impact of the coronavirus continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Corporation’s financial condition, liquidity, and future results of operations. Management is actively monitoring the global situation on its financial condition, liquidity, operations, industry, and workforce. Given the daily evolution of the coronavirus and the global responses to curb its spread, the Corporation is not able to estimate the effects of the coronavirus on its results of operations, financial condition, or liquidity for fiscal year 2020.

In addition, the adverse economic effects of the coronavirus may lead to an increase in credit risk on the Corporation’s commercial and residential loan portfolios.  Likewise, the Corporation is also monitoring the fluctuations in the markets as it pertains to interest rates and fair value of our investments for OTTI. To curtail the spread of the virus, we are currently restricting branch access to the drive-through window or appointment-only at all locations.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security (CARES) Act in response to the coronavirus pandemic. This legislation aims at providing relief for individuals and businesses that have been negatively impacted by the coronavirus pandemic.

The CARES Act includes a provision for the Corporation to opt out of applying the TDR accounting guidance in ASC 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of i) December 30, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2019.

While the Corporation continues to evaluate the disruption caused by the pandemic and impact of the CARES Act, these events may have a material adverse impact on the Corporation’s results of future operations, financial position, capital, and liquidity in fiscal year 2020. Further, a decrease in results of future operations may place a strain on the Corporation’s capital reserve ratios.

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

The allowance for loan losses is maintained at a level considered by management to be adequate to provide for probable incurred losses. The Corporation performs a quarterly evaluation of the adequacy of the allowance.  The allowance is based on the Corporation’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired, generally nonaccrual loans and troubled debt restructurings.  For loans that are classified as impaired, an allowance is established when the collateral value (or discounted cash flows or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class, including commercial loans not considered impaired, as well as smaller balance homogeneous loans such as residential real estate, home equity and other consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these classes of loans, adjusted for qualitative (environmental) risk factors.  Historical loss rates are based on a two year rolling average of net charge-offs.  Qualitative risk factors that supplement historical losses in the evaluation of loan pools are shown below.  Each factor is assigned a value to reflect improving, stable or declining conditions based on the Corporation’s best judgment using relevant information available at the time of the evaluation.

●	Changes in international, US and local economies and business conditions
●	Changes in the value of collateral for collateral dependent loans
●	Changes in the level of concentrations of credit
●	Changes in the volume and severity of classified and past due loans
●	Changes in the nature and volume of the portfolio
●	Changes in collection, charge-off, and recovery procedures
●	Changes in underwriting standards and loan terms
●	Changes in the quality of the loan review system
●	Changes in the experience/ability of lending management and key lending staff
●	Regulatory and legal regulations that could affect the level of credit losses
●	Other pertinent environmental factors
●	Impact of imposed tariffs
●	Impact of COVID-19 pandemic

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

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in-substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis.  Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, obtained from an independent third party, are generally used to determine fair value.  After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a write-down.  Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations.  Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense.  When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense.  At March 31, 2020 there was $918,000 of foreclosed real estate, $121,000 of which was residential real estate.  Included within loans receivable as of March 31, 2020 was a recorded investment of $348,000 of consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

Mortgage Servicing Rights

The mortgage servicing rights (MSRs) associated with the sold loans are included in other assets on the consolidated balance sheets at an amount equal to the estimated fair value of the contractual rights to service the mortgage loans.  The MSR asset is amortized as a reduction to servicing income.  The MSR asset is evaluated periodically for impairment and carried at the lower of amortized cost or fair value.  A third party calculates fair value by discounting the estimated cash flows from servicing income using a rate consistent with the risk associated with these assets and an estimate of future net servicing income of the underlying loans.  In the event that the amortized cost of the MSR asset exceeds the fair value of the asset, a valuation allowance would be established through a charge against servicing income.  Subsequent fair value evaluations may determine that impairment has been reduced or eliminated, in which case the valuation allowance would be reduced through a credit to earnings.  At March 31, 2020, the balance of residential mortgage loans serviced for third parties was $114,169,000 compared to $115,620,000 at December 31, 2019.

	Three months ended
	March 31,
(dollars in thousands)	2020	2019
Amortized cost:
Balance at beginning of period	$965	$925
Originations of mortgage servicing rights	13	50
Amortization expense	(66)	(36)
Valuation allowance	(173)	(17)
Balance at end of period	$739	$922

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

At March 31, 2020, the Corporation does not have any indicators of potential impairment of either goodwill or core deposit intangibles.

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

Per Share Data

All per share computations include the effect of stock dividends distributed. The computation of net income per share is provided in the table below.

	Three months ended
	March 31,
(in thousands, except per share data)	2020	2019
Net (loss) income	$(2,989)	$4,091

Weighted average shares outstanding (basic)	9,759	9,927
Effect of dilutive stock options	53	70
Weighted average shares outstanding (diluted)	9,812	9,997

Basic (loss) earnings per share	$(0.31)	$0.41
Diluted (loss)earnings per share	$(0.31)	$0.41

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

Supplemental cash flow information is provided in the table below.

	Three months ended
	March 31,
(dollars in thousands)	2020	2019
Cash paid during the period for:
Income taxes	$0	$300
Interest	$4,877	$5,203

Noncash investing and financing activities:
Transfer of loans to foreclosed real estate	$121	$0
Initial recognition of financing lease right-of-use assets	$0	$1,358
Initial recognition of financing lease liabilities	$0	$1,480
Initial recognition of operating lease right-of-use assets	$186	$2,958
Initial recognition of operating lease liabilities	$186	$3,035
Increase in other liabilities for purchase of securities settling after quarter end	$0	$1,004

Recent Accounting Pronouncements

Pronouncements Adopted in 2020

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). This standard simplifies the test for goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill, which currently is Step 2 of the goodwill impairment test. Instead, the goodwill impairment test will consist of a single quantitative step comparing the fair value of the reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and any interim goodwill impairment tests in reporting periods beginning after December 15, 2019. The Corporation adopted this standard effective with its January 1, 2020 goodwill impairment test. The adoption of this standard did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement. The amendments in this update modify the disclosure requirements in Topic 820, Fair Value Measurement. The following disclosure requirements were removed: the amount of and reasons for transfers between Level 1 and Level 2, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. The following disclosure requirements were modified: for investments in certain entities that calculate net asset value, and entity is required to disclose the timing of liquidation of investee’s assets and the amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The following disclosure requirements were added: the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The update is effective for fiscal years beginning after December 15, 2019. The adoption of this update did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with those incurred to develop or obtain internal-use software. This standard requires application of Subtopic 350-40 to determine which costs to implement the service contract would be capitalized as an asset and which costs would be expensed. The amendments in the update are effective for the years beginning after December 15, 2019. The adoption of this update did not have a material impact on its consolidated financial statements.

Pronouncements Not Yet Effective

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

Note 2 – Securities

A summary of securities available-for-sale at March 31, 2020 and December 31, 2019 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof and investments in the obligations of states and municipalities. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At March 31, 2020, while 90 percent of the fair value of the municipal bond portfolio was concentrated in the Commonwealth of Pennsylvania, the portfolio was intentionally distributed to limit exposure with the largest issuer at $2.3 million.

	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2020
Debt securities:
U.S. Treasury notes	$4,998	$88	$0	$5,086
U.S. agency mortgage-backed, residential	135,895	4,809	(2)	140,702
State and municipal	24,656	256	0	24,912
Corporate debt	990	48	0	1,038
Total debt securities	$166,539	$5,201	$(2)	$171,738
December 31, 2019
Debt securities:
U.S. Treasury notes	$9,834	$119	$0	$9,953
U.S. agency	15,000	0	(77)	14,923
U.S. agency mortgage-backed, residential	106,799	1,443	(87)	108,155
State and municipal	26,385	260	(1)	26,644
Total debt securities	$158,018	$1,822	$(165)	$159,675

The amortized cost and estimated fair value of debt securities at March 31, 2020 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$6,671	$6,761
Due after one year through five years	102,796	105,798
Due after five years through ten years	34,313	35,189
Due after ten years	22,759	23,990
Total debt securities	$166,539	$171,738

Gross realized gains and losses on sales of securities available-for-sale are shown below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement. Proceeds from the sale of securities were $19,852,000, with a related tax expense of $3,000 for the three months ended March 31, 2020. Proceeds from the sale of securities were $6,017,000, with a related tax benefit of $1,000 for the three months ended March 31, 2019.

	Three months ended
	March 31,
(dollars in thousands)	2020	2019
Realized gains	$74	$3
Realized losses	(59)	(7)
Net gains (losses)	$15	$(4)

Investment securities having a carrying value of $126,161,000 and $128,427,000 on March 31, 2020 and December 31, 2019, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at March 31, 2020 and December 31, 2019.

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
March 31, 2020
Debt securities:
U.S. agency mortgage-backed, residential	2	773	(2)	0	0	0	2	773	(2)
Total temporarily impaired debt
securities, available-for-sale	2	$773	$(2)	0	$0	$0	2	$773	$(2)
December 31, 2019
Debt securities:
U.S. agency	1	4,983	(17)	2	9,940	(60)	3	14,923	(77)
U.S. agency mortgage-backed, residential	12	21,821	(82)	2	1,163	(5)	14	22,984	(87)
State and municipal	1	466	(1)	0	0	0	1	466	(1)
Total temporarily impaired debt
securities, available-for-sale	14	$27,270	$(100)	4	$11,103	$(65)	18	$38,373	$(165)

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

The Corporation believes that unrealized losses at March 31, 2020 were primarily the result of changes in market interest rates and that the Corporation has the ability to hold these investments for a time necessary to recover the amortized cost. Through March 31, 2020 the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

Note 3—Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of March 31, 2020 and December 31, 2019, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLBP”) and, to a lesser degree, Atlantic Community Bancshares, Inc. (“ACBI”), the parent company of Atlantic Community Bankers Bank (“ACBB”). Under the FHLBP’s Capital Plan member banks, including PeoplesBank, are required to maintain a minimum stock investment. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the periods ended March 31, 2020 and 2019. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended March 31, 2020 and 2019.

Note 4—Loans

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at March 31, 2020 and December 31, 2019. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance. Those industries representing the largest dollar investment and most risk are listed separately. The “Other” commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

	March 31,	% Total	December 31,	% Total
(dollars in thousands)	2020	Loans	2019	Loans
Builder & developer	$152,432	10.3	$159,312	10.6
Commercial real estate investor	207,397	14.0	207,227	13.8
Residential real estate investor	254,817	17.3	247,969	16.5
Hotel/Motel	79,729	5.4	80,260	5.3
Wholesale & retail	99,484	6.7	109,238	7.3
Manufacturing	82,351	5.6	86,511	5.7
Agriculture	78,792	5.3	80,719	5.4
Other	303,120	20.5	313,371	20.7
Total commercial related loans	1,258,122	85.1	1,284,607	85.3
Residential mortgages	92,624	6.3	94,868	6.3
Home equity	101,547	6.9	100,827	6.7
Other	24,368	1.7	24,833	1.7
Total consumer related loans	218,539	14.9	220,528	14.7
Total loans	$1,476,661	100.0	$1,505,135	100.0

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

The table below presents a summary of loan risk ratings by loan class at March 31, 2020 and December 31, 2019.

		Special
(dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total
March 31, 2020
Builder & developer	$145,847	$5,063	$293	$1,229	$152,432
Commercial real estate investor	201,223	4,849	1,100	225	207,397
Residential real estate investor	245,249	3,418	194	5,956	254,817
Hotel/Motel	67,219	12,510	0	0	79,729
Wholesale & retail	80,750	9,813	1,821	7,100	99,484
Manufacturing	75,673	988	4,653	1,037	82,351
Agriculture	71,321	3,690	403	3,378	78,792
Other	275,555	6,383	13,777	7,405	303,120
Total commercial related loans	1,162,837	46,714	22,241	26,330	1,258,122
Residential mortgage	92,268	129	74	153	92,624
Home equity	100,820	60	0	667	101,547
Other	24,142	0	7	219	24,368
Total consumer related loans	217,230	189	81	1,039	218,539
Total loans	$1,380,067	$46,903	$22,322	$27,369	$1,476,661

December 31, 2019
Builder & developer	$151,672	$6,503	$252	$885	$159,312
Commercial real estate investor	201,967	3,890	1,145	225	207,227
Residential real estate investor	238,216	3,780	202	5,771	247,969
Hotel/Motel	67,732	12,528	0	0	80,260
Wholesale & retail	89,556	10,513	1,954	7,215	109,238
Manufacturing	76,721	1,058	7,597	1,135	86,511
Agriculture	76,350	1,123	404	2,842	80,719
Other	277,634	16,490	13,748	5,499	313,371
Total commercial related loans	1,179,848	55,885	25,302	23,572	1,284,607
Residential mortgage	94,388	131	74	275	94,868
Home equity	100,089	61	0	677	100,827
Other	24,600	0	7	226	24,833
Total consumer related loans	219,077	192	81	1,178	220,528
Total loans	$1,398,925	$56,077	$25,383	$24,750	$1,505,135

Impaired Loans

The table below presents a summary of impaired loans at March 31, 2020 and December 31, 2019. Generally, impaired loans are all loans risk rated nonaccrual or classified troubled debt restructuring. An allowance is established for individual loans that are commercial related where the Corporation has doubt as to the full recovery of the outstanding principal balance. Typically, impaired consumer related loans are partially or fully charged-off eliminating the need for specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for payments collected on a non-cash basis and charge-offs.

	With No Allowance		With A Related Allowance			Total
	Recorded	Unpaid	Recorded	Unpaid	Related	Recorded	Unpaid
(dollars in thousands)	Investment	Principal	Investment	Principal	Allowance	Investment	Principal
March 31, 2020
Builder & developer	$1,293	$1,332	$142	$143	$52	$1,435	$1,475
Commercial real estate investor	1,325	1,325	0	0	0	1,325	1,325
Residential real estate investor	953	975	5,003	5,124	1,906	5,956	6,099
Hotel/Motel	0	0	0	0	0	0	0
Wholesale & retail	271	271	7,069	7,760	3,363	7,340	8,031
Manufacturing	12	12	1,025	1,170	487	1,037	1,182
Agriculture	2,412	2,439	966	966	537	3,378	3,405
Other commercial	3,771	11,413	3,634	3,789	1,506	7,405	15,202
Total impaired commercial related loans	10,037	17,767	17,839	18,952	7,851	27,876	36,719
Residential mortgage	153	153	0	0	0	153	153
Home equity	667	667	0	0	0	667	667
Other consumer	219	225	0	0	0	219	225
Total impaired consumer related loans	1,039	1,045	0	0	0	1,039	1,045
Total impaired loans	$11,076	$18,812	$17,839	$18,952	$7,851	$28,915	$37,764

December 31, 2019
Builder & developer	$621	$651	$473	$474	$238	$1,094	$1,125
Commercial real estate investor	1,370	1,371	0	0	0	1,370	1,371
Residential real estate investor	734	753	5,037	5,137	1,873	5,771	5,890
Hotel/Motel	0	0	0	0	0	0	0
Wholesale & retail	273	273	7,184	7,811	2,537	7,457	8,084
Manufacturing	13	13	1,122	1,220	463	1,135	1,233
Agriculture	1,784	1,791	1,058	1,058	701	2,842	2,849
Other commercial	1,864	1,974	3,635	3,888	1,608	5,499	5,862
Total impaired commercial related loans	6,659	6,826	18,509	19,588	7,420	25,168	26,414
Residential mortgage	275	277	0	0	0	275	277
Home equity	677	677	0	0	0	677	677
Other consumer	226	231	0	0	0	226	231
Total impaired consumer related loans	1,178	1,185	0	0	0	1,178	1,185
Total impaired loans	$7,837	$8,011	$18,509	$19,588	$7,420	$26,346	$27,599

The table below presents a summary of average impaired loans and related interest income that was included in net income for the three months ended March 31, 2020 and 2019.

	With No Related Allowance		With A Related Allowance		Total
	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income	Investment	Income
Three months ended March 31, 2020
Builder & developer	$957	12	308	0	$1,265	$12
Commercial real estate investor	1,347	22	0	0	1,347	22
Residential real estate investor	844	6	5,020	0	5,864	6
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	272	2	7,127	0	7,399	2
Manufacturing	13	3	1,073	0	1,086	3
Agriculture	2,098	19	1,012	0	3,110	19
Other commercial	2,817	31	3,634	0	6,451	31
Total impaired commercial related loans	8,348	95	18,174	0	26,522	95
Residential mortgage	214	3	0	0	214	3
Home equity	672	21	0	0	672	21
Other consumer	223	3	0	0	223	3
Total impaired consumer related loans	1,109	27	0	0	1,109	27
Total impaired loans	$9,457	$122	$18,174	$0	$27,631	$122

Three months ended March 31, 2019
Builder & developer	$1,124	$14	$69	$0	$1,193	$14
Commercial real estate investor	3,610	34	0	0	3,610	34
Residential real estate investor	615	5	4,346	0	4,961	5
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	2,723	3	7,402	0	10,125	3
Manufacturing	669	5	1,642	0	2,311	5
Agriculture	658	13	0	0	658	13
Other commercial	7,601	0	4,870	0	12,471	0
Total impaired commercial related loans	17,000	74	18,329	0	35,329	74
Residential mortgage	548	6	0	0	548	6
Home equity	604	6	0	0	604	6
Other consumer	277	4	0	0	277	4
Total impaired consumer related loans	1,429	16	0	0	1,429	16
Total impaired loans	$18,429	$90	$18,329	$0	$36,758	$90

Past Due and Nonaccrual

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule that shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at March 31, 2020 and December 31, 2019.

			≥ 90 Days
	30-59	60-89	Past Due		Total Past
	Days	Days	and		Due and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Loans
March 31, 2020
Builder & developer	$775	$0	$40	$1,229	$2,044	$150,388	$152,432
Commercial real estate investor	0	0	0	225	225	207,172	207,397
Residential real estate investor	0	0	0	5,956	5,956	248,861	254,817
Hotel/Motel	0	0	0	0	0	79,729	79,729
Wholesale & retail	200	0	0	7,100	7,300	92,184	99,484
Manufacturing	394	0	0	1,037	1,431	80,920	82,351
Agriculture	403	0	0	3,378	3,781	75,011	78,792
Other	123	0	680	7,405	8,208	294,912	303,120
Total commercial related loans	1,895	0	720	26,330	28,945	1,229,177	1,258,122
Residential mortgage	1,494	0	103	153	1,750	90,874	92,624
Home equity	601	10	0	667	1,278	100,269	101,547
Other	1,404	6	7	219	1,636	22,732	24,368
Total consumer related loans	3,499	16	110	1,039	4,664	213,875	218,539
Total loans	$5,394	$16	$830	$27,369	$33,609	$1,443,052	$1,476,661

December 31, 2019
Builder & developer	$0	$0	$43	$885	$928	$158,384	$159,312
Commercial real estate investor	0	0	0	225	225	207,002	207,227
Residential real estate investor	295	0	0	5,771	6,066	241,903	247,969
Hotel/Motel	0	0	0	0	0	80,260	80,260
Wholesale & retail	0	0	0	7,215	7,215	102,023	109,238
Manufacturing	409	0	0	1,135	1,544	84,967	86,511
Agriculture	14	0	0	2,842	2,856	77,863	80,719
Other	463	1,865	120	5,499	7,947	305,424	313,371
Total commercial related loans	1,181	1,865	163	23,572	26,781	1,257,826	1,284,607
Residential mortgage	0	70	104	275	449	94,419	94,868
Home equity	249	276	0	677	1,202	99,625	100,827
Other	750	68	13	226	1,057	23,776	24,833
Total consumer related loans	999	414	117	1,178	2,708	217,820	220,528
Total loans	$2,180	$2,279	$280	$24,750	$29,489	$1,475,646	$1,505,135

Troubled Debt Restructurings

Loans classified as troubled debt restructurings (TDRs) are designated impaired and arise when the Corporation grants borrowers experiencing financial difficulties concessions that it would not otherwise consider. Concessions granted with respect to these loans generally involve an extension of the maturity date or a below market interest rate relative to new debt with similar credit risk. Generally, these loans are secured by real estate. If repayment of the loan is determined to be collateral dependent, the loan is evaluated for impairment loss based on the fair value of the collateral. For loans that are not collateral dependent, the present value of expected future cash flows, discounted at the loan’s original effective interest rate, is used to determine any impairment loss. A nonaccrual TDR represents a nonaccrual loan, as previously defined, which includes an economic concession. Nonaccrual TDRs are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive payments after the modification and future principal and interest payments are reasonably assured. In contrast, an accruing TDR represents a loan that, at the time of the modification, has a demonstrated history of payments and management believes that future loan payments are reasonably assured under the modified terms. TDRs included as impaired loans totaled $1,598,000 and $1,650,000 as of March 31, 2020 and March 31, 2019, respectively. There are no commitments to lend additional amounts to these TDRs as of March 31, 2020 and March 31, 2019.

The table below shows loans whose terms have been modified under TDRs during the three months ended March 31, 2020 and 2019. There were no impairment losses recognized on these TDRs. There were no defaults during the three months ended March 31, 2020 and March 31, 2019 for TDRs entered into during the previous 12 month period. As of March 31, 2020, there were no modifications completed under the CARES Act. As of April 30, 2020, there have been modifications to 35 consumer loans totaling approximately $2,000,000 and 13 commercial loans totaling approximately $41,000,000 under the CARES Act, which are not considered TDRs.

Modifications
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Recorded
	of	Recorded	Recorded	Investment
(dollars in thousands)	Contracts	Investments	Investments	at Period End
Three months ended:

March 31, 2020
None

March 31, 2019
Commercial related loans accruing	1	$63	$63	$61

NOTE 5 – Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the three months ended March 31, 2020 and 2019.

	Allowance for Loan Losses
	January 1, 2020				March 31, 2020
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,263	$(170)	$0	$133	$2,226
Commercial real estate investor	2,565	0	0	117	2,682
Residential real estate investor	4,632	0	3	124	4,759
Hotel/Motel	742	0	0	314	1,056
Wholesale & retail	3,575	0	7	976	4,558
Manufacturing	1,252	0	0	64	1,316
Agriculture	1,304	0	0	(164)	1,140
Other commercial	4,204	(7,511)	0	7,772	4,465
Total commercial related loans	20,537	(7,681)	10	9,336	22,202
Residential mortgage	158	0	0	77	235
Home equity	203	0	0	101	304
Other consumer	167	(5)	13	(78)	97
Total consumer related loans	528	(5)	13	100	636
Unallocated	1	0	0	(1)	0
Total	$21,066	$(7,686)	$23	$9,435	$22,838

	Allowance for Loan Losses
	January 1, 2019				March 31, 2019
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,835	$0	$0	$132	$2,967
Commercial real estate investor	2,636	0	0	16	2,652
Residential real estate investor	3,945	0	3	62	4,010
Hotel/Motel	732	0	0	67	799
Wholesale & retail	1,813	0	0	(12)	1,801
Manufacturing	1,287	0	0	(21)	1,266
Agriculture	579	0	0	(1)	578
Other commercial	4,063	(46)	0	1,168	5,185
Total commercial related loans	17,890	(46)	3	1,411	19,258
Residential mortgage	126	0	0	6	132
Home equity	265	(20)	1	(51)	195
Other consumer	144	(60)	9	106	199
Total consumer related loans	535	(80)	10	61	526
Unallocated	719	0	0	(422)	297
Total	$19,144	$(126)	$13	$1,050	$20,081

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for March 31, 2020, December 31, 2019 and March 31, 2019.

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated For	Evaluated For		Evaluated For	Evaluated For
(dollars in thousands)	Impairment	Impairment	Balance	Impairment	Impairment	Balance
March 31, 2020
Builder & developer	$52	$2,174	$2,226	$1,435	$150,997	$152,432
Commercial real estate investor	0	2,682	2,682	1,325	206,072	207,397
Residential real estate investor	1,906	2,853	4,759	5,956	248,861	254,817
Hotel/Motel	0	1,056	1,056	0	79,729	79,729
Wholesale & retail	3,363	1,195	4,558	7,340	92,144	99,484
Manufacturing	487	829	1,316	1,037	81,314	82,351
Agriculture	537	603	1,140	3,378	75,414	78,792
Other commercial	1,506	2,959	4,465	7,405	295,715	303,120
Total commercial related	7,851	14,351	22,202	27,876	1,230,246	1,258,122
Residential mortgage	0	235	235	153	92,471	92,624
Home equity	0	304	304	667	100,880	101,547
Other consumer	0	97	97	219	24,149	24,368
Total consumer related	0	636	636	1,039	217,500	218,539
Unallocated	0	0	0	0	0	0
Total	$7,851	$14,987	$22,838	$28,915	$1,447,746	$1,476,661

December 31, 2019
Builder & developer	$238	$2,025	$2,263	$1,094	$158,218	$159,312
Commercial real estate investor	0	2,565	2,565	1,370	205,857	207,227
Residential real estate investor	1,873	2,759	4,632	5,771	242,198	247,969
Hotel/Motel	0	742	742	0	80,260	80,260
Wholesale & retail	2,537	1,038	3,575	7,457	101,781	109,238
Manufacturing	463	789	1,252	1,135	85,376	86,511
Agriculture	701	603	1,304	2,842	77,877	80,719
Other commercial	1,608	2,596	4,204	5,499	307,872	313,371
Total commercial related	7,420	13,117	20,537	25,168	1,259,439	1,284,607
Residential mortgage	0	158	158	275	94,593	94,868
Home equity	0	203	203	677	100,150	100,827
Other consumer	0	167	167	226	24,607	24,833
Total consumer related	0	528	528	1,178	219,350	220,528
Unallocated	0	1	1	0	0	0
Total	$7,420	$13,646	$21,066	$26,346	$1,478,789	$1,505,135

Note 6—Deposits

The composition of deposits as of March 31, 2020 and December 31, 2019 is shown below. The aggregate amount of demand deposit overdrafts that were reclassified as loans is $68,000 at March 31, 2020, compared to $86,000 at December 31, 2019.

	March 31,	December 31,
(dollars in thousands)	2020	2019
Noninterest bearing demand	$274,382	$273,968
Interest bearing demand	182,414	174,248
Money market	531,925	513,948
Savings	90,411	85,489
Time deposits less than $100	309,597	303,527
Time deposits $100 to $250	183,820	175,477
Time deposits $250 or more	66,798	63,907
Total deposits	$1,639,347	$1,590,564

Note 7—Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. At March 31, 2020, the balance of securities sold under agreements to repurchase was $6,196,000 compared to $7,925,000 at December 31, 2019. At March 31, 2020 and December 31, 2019, there were no other short-term borrowings.

The following table presents a summary of long-term debt as of March 31, 2020 and December 31, 2019. PeoplesBank’s long-term debt obligations to the FHLBP are fixed rate instruments. Under terms of a blanket collateral agreement with the FHLBP, the obligations are secured by FHLBP stock and PeoplesBank qualifying loan receivables, principally real estate secured loans.

	March 31,	December 31,
(dollars in thousands)	2020	2019
PeoplesBank’s obligations:
Federal Home Loan Bank of Pittsburgh (FHLBP)
Due March 2020, 1.86%	0	10,000
Due June 2020, 1.87%	15,000	15,000
Due June 2020, 2.70%	10,000	10,000
Due June 2021, 2.81%	10,000	10,000
Due June 2021, 2.14%	15,000	15,000
Due May 2022, 2.93%	10,000	10,000
Total FHLBP	60,000	70,000
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 2.76%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 3.37% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Total junior subordinated debt	10,310	10,310
Lease obligations included in long-term debt:
Finance lease liabilities	1,317	1,322
Total long-term debt	$71,627	$81,632

At March 31, 2020 and December 31, 2019, municipal deposit letters of credit issued by the FHLBP on behalf of PeoplesBank naming applicable municipalities as beneficiaries were $42,000,000. The letters of credit took the place of securities pledged to the municipalities for their deposits maintained at PeoplesBank.

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

Leases with an initial term of 12 months or less are not recorded on the consolidated statement of condition. All other leases have remaining lease terms of 1 year to 25 years, some of which include options to extend. Upon opening a new financial center, we typically install brand-specific leasehold improvements which are depreciated over the shorter of the useful life or length of the lease. To the extent that the initial lease term of the related lease is less than the useful life of the leasehold improvements and, taking into consideration the dollar amount of the improvements, we conclude that it is reasonably certain that a renewal option will be exercised, the renewal period is included in the lease term, and the related payments are reflected in the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Corporation utilizes its incremental borrowing rate at lease inception, on an amortizing and collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used. For the Corporation’s financing leases, the Corporation utilized its incremental borrowing rate at lease inception.

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

The components of lease expense were as follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2020	2019
Operating lease cost	$203	$188

Finance lease cost:
Amortization of right-of-use assets	$12	$17
Interest on lease liability	12	13
Total finance lease cost	$24	$30

Total lease cost	$227	$218

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
	2020	2019
Operating cash flows from operating leases	$208	$193
Operating cash flows from financing leases	12	13
Financing cash flows from financing leases	6	11

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	186	0
Finance leases	0	0

Amounts recognized as right-of-use assets related to finance leases are included in fixed assets in the accompanying statement of financial position, while related lease liabilities are included in long-term debt. Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2020	2019
Assets:
Operating leases right-of-use assets	$3,030	$3,021
Finance leases assets	1,123	1,134
Total lease assets	$4,153	$4,155

Liabilities:
Operating	$3,187	$3,184
Financing	1,317	1,322
Total lease liabilities	$4,504	$4,506

Weighted Average Remaining Lease Term (years)
Operating leases	5.5	5.6
Finance leases	23.9	24.2

Weighted Average Discount Rate
Operating leases	2.71%	2.72%
Finance leases	3.69%	3.69%

Future minimum payments for financing leases and operating leases as of March 31, 2020 and December 31, 2019 were as follows:

(dollars in thousands:)	March 31, 2020
Year Ending December 31,	Operating Leases	Finance Leases
2020	$622	$56
2021	768	75
2022	609	75
2023	491	75
2024	413	75
Thereafter	508	1,669
Total lease payments	3,411	2,025
Less imputed interest	(224)	(708)
Total	$3,187	$1,317

(dollars in thousands:)	December 31, 2019
Year Ending December 31,	Operating Leases	Finance Leases
2020	$767	$74
2021	706	75
2022	545	75
2023	491	75
2024	413	75
Thereafter	507	1,668
Total lease payments	3,429	2,042
Less imputed interest	(245)	(720)
Total	$3,184	$1,322

Note 9—Regulatory Matters

The Corporation and PeoplesBank are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action that, if imposed, could have a material adverse effect on the Corporation’s financial statements.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Management believes as of March 31, 2020, the Corporation and PeoplesBank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  As of March 31, 2020 and December 31, 2019, the most recent regulatory notifications categorized PeoplesBank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The table below provides a comparison of the Corporation’s and PeoplesBank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirement for the periods indicated.

			Minimum for Basel III		Well Capitalized
	Actual		Capital Adequacy		Minimum (1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at March 31, 2020
Capital ratios:
Common equity Tier 1	$182,956	12.24%	$104,598	7.00%	n/a	n/a
Tier 1 risk based	192,956	12.91	127,012	8.50	n/a	n/a
Total risk based	211,686	14.17	156,867	10.50	n/a	n/a
Leverage	192,956	10.18	75,787	4.00	n/a	n/a

at December 31, 2019
Capital ratios:
Common equity Tier 1	$187,312	12.45%	$105,359	7.00%	n/a	n/a
Tier 1 risk based	197,312	13.11	127,936	8.50	n/a	n/a
Total risk based	216,154	14.36	158,039	10.50	n/a	n/a
Leverage	197,312	10.55	74,820	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at March 31, 2020
Capital ratios:
Common equity Tier 1	$189,263	12.70%	$104,356	7.00%	$96,974	6.50%
Tier 1 risk based	189,263	12.70	126,717	8.50	119,352	8.00
Total risk based	207,950	13.95	156,533	10.50	149,191	10.00
Leverage	189,263	10.01	75,648	4.00	94,561	5.00

at December 31, 2019
Capital ratios:
Common equity Tier 1	$193,421	12.88%	$105,118	7.00%	$97,610	6.50%
Tier 1 risk based	193,421	12.88	127,643	8.50	120,135	8.00
Total risk based	212,220	14.13	157,677	10.50	150,169	10.00
Leverage	193,421	10.36	74,673	4.00	93,341	5.00

(1) To be “well capitalized” under the prompt corrective action provisions in the Basel III framework.  “Well capitalized” applies to PeoplesBank only.

Note 10—Shareholders’ Equity

Stock Dividend

Periodically, the Corporation distributes stock dividends on its common stock. The Corporation distributed 5 percent stock dividends on December 10, 2019 and December 11, 2018, which resulted in the issuance of 463,193 and 447,092 additional shares, respectively.

Share Repurchase

The Corporation’s Board of Directors approved a new Share Repurchase Program (“Program”) in March 2020. Under the newly approved Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program.  During the first quarter of 2020 the Corporation repurchased 5,335 shares at an average price of $16.37.  Shortly after the Program began, and in response to COVID-19, the Corporation suspended the Program.

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

Note 12—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a client to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to clients.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $20,059,000 of standby letters of credit outstanding on March 31, 2020, compared to $17,253,000 on December 31, 2019. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of March 31, 2020 and December 31, 2019, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

		Fair Value Measurements
		(Level 1)	(Level 2)	(Level 3)
		Quoted Prices in	Significant Other	Significant Other
		Active Markets for	Observable	Unobservable
(dollars in thousands)	Total	Identical Assets	Inputs	Inputs
March 31, 2020
Securities available-for-sale:
U.S. Treasury notes	$5,086	$5,086	$0	$0
U.S. agency mortgage-backed, residential	140,702	0	140,702	0
State and municipal	24,912	0	24,912	0
Corporate debt	1,038	0	1,038	0

December 31, 2019
Securities available-for-sale:
U.S. Treasury notes	$9,953	$9,953	$0	$0
U.S. agency	14,923	0	14,923	0
U.S. agency mortgage-backed, residential	108,155	0	108,155	0
State and municipal	26,644	0	26,644	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans

Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements.  At March 31, 2020, the fair value of impaired loans with a valuation allowance or partial charge-off was $10,672,000, net of valuation allowances of $7,851,000 and partial charge-offs of $7,634,000.  At December 31, 2019 the fair value of impaired loans with a valuation allowance or charge-off was $11,297,000, net of valuation allowances of $7,420,000 and charge-offs of $134,000.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based on an independent third-party appraisal of the property or occasionally on a recent sales offer. At March 31, 2020 and December 31, 2019, the fair value of foreclosed real estate with a valuation allowance or write-down was $797,000 which is net of write-downs of $617,000.

Mortgage Servicing Rights

Mortgage servicing rights are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. The fair value of servicing rights is based on the present value of estimated future cash flows on pools of mortgages stratified by rate and original time to maturity. Mortgage servicing rights are subsequently evaluated for impairment on a quarterly basis. Significant inputs to the valuation include expected cash flow, expected net servicing income, a cash flow discount rate and the expected life of the underlying loans. At March 31, 2020, the fair value of the mortgage servicing rights asset was $740,000. At December 31, 2019, the fair value of the mortgage servicing asset was $1,047,000.

		Fair Value Measurements
		(Level 1)		(Level 3)
		Quoted Prices in	(Level 2)	Significant Other
		Active Markets for	Significant Other	Unobservable
(dollars in thousands)	Total	Identical Assets	Observable Inputs	Inputs
March 31, 2020
Impaired loans	$10,672	$0	$0	$10,672
Foreclosed real estate	797	0	0	797
Mortgage servicing rights	740	0	0	740

December 31, 2019
Impaired loans	$11,297	$0	$0	$11,297
Foreclosed real estate	797	0	0	797
Mortgage Servicing rights	1,047	0	0	1,047

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
(dollars in thousands)	Estimate	Techniques	Input	Range	Average
March 31, 2020
Impaired loans	$6,428	Appraisal (1)	Appraisal adjustments (2)	15% -50%	41%

Impaired loans	4,244	Business asset valuation (3)	Business asset valuation adjustments (4)	10% -68%	64%
Foreclosed real estate	797	Appraisal (1)	Appraisal adjustments (2)	22% - 22%	22%
Mortgage servicing rights	740	Multiple of annual service fee	Estimated prepayment speed based on rate and term	12.9% - 17.7%	16.7%

December 31, 2019
Impaired loans	$5,991	Appraisal (1)	Appraisal adjustments (2)	15% - 55%	44%

Impaired loans	5,306	Business asset valuation (3)	Business asset valuation adjustments (4)	10% - 73%	70%
Foreclosed real estate	797	Appraisal (1)	Appraisal adjustments (2)	22% - 22%	22%
Mortgage servicing rights	1,047	Multiple of annual service fee	Estimated prepayment speed based on rate and term	7.9% - 8.9%	8.7%

(1)	Fair value is generally determined through independent appraisals, which generally include various level 3 inputs that are not identifiable.
(2)	Appraisal amounts may be adjusted downward by the Corporation's management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expense adjustments are presented as a percent of the appraisal.
(3)	Fair value is generally determined through customer-provided financial statements and bankruptcy court documents.
(4)	Business asset valuation may be adjusted downward by the corporation's management qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses adjustments are presented as a percent of the financial statement book value.

The following presents the carrying amounts and estimated fair values of the Corporation’s financial instruments as of March 31, 2020 and December 31, 2019.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices	Significant	Significant
			in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
(dollars in thousands)	Amount	Fair Value	Identical Assets	Inputs	Inputs
March 31, 2020
Financial assets
Cash and cash equivalents	$185,258	$185,258	$185,258	$0	$0
Securities available-for-sale	171,738	171,738	5,086	166,652	0
Loans held for sale	10,858	11,366	0	11,366	0
Loans, net	1,453,823	1,469,994	0	0	1,469,994
Interest receivable	4,872	4,872	0	4,872	0

Financial liabilities
Deposits	$1,639,347	$1,636,607	$0	$1,636,607	$0
Short-term borrowings	6,196	6,196	0	6,196	0
Long-term debt (1)	70,310	70,494	0	61,026	9,468
Interest payable	787	787	0	787	0

Off-balance sheet instruments	0	0	0	0	0

December 31, 2019
Financial assets
Cash and cash equivalents	$131,591	$131,591	$131,591	$0	$0
Securities available-for-sale	159,675	159,675	9,953	149,722	0
Restricted investment in bank stocks	4,551	4,551	0	4,551	0
Loans held for sale	11,803	12,460	0	12,460	0
Loans, net	1,484,069	1,472,772	0	0	1,472,772
Interest receivable	5,016	5,016	0	5,016	0

Financial liabilities
Deposits	$1,590,564	$1,582,179	$0	$1,582,179	$0
Short-term borrowings	7,925	7,925	0	7,925	0
Long-term debt (1)	80,310	79,579	0	70,486	9,093
Interest payable	842	842	0	842	0

Off-balance sheet instruments	0	0	0	0	0

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

Gross amounts Not Offset in
		Gross	Net Amounts	the Statements of Condition
	Gross	Amounts	of Liabilities	Financial Instruments
	Amounts of	Offset in the	Presented in	U.S. agency		Cash
	Recognized	Statements	the Statements	mortgage-backed,		Collateral	Net
(dollars in thousands)	Liabilities	of Condition	of Condition	residential	U.S. agency	Pledged	Amount
March 31, 2020
Repurchase Agreements	$6,196	$0	$6,196	$(9,479)	$0	$0	$(3,283)

December 31, 2019
Repurchase Agreements	$7,925	$0	$7,925	$(9,601)	$0	$0	$(1,676)

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

Note that many factors, some of which are discussed elsewhere in this report and in the documents that are incorporated by reference, could affect the future financial results of the Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this Form 10-Q. These factors include, but are not limited to, the following:

●	Operating, legal and regulatory risks;

●	Credit risk, including an increase in nonperforming assets requiring loss provisions and the incurrence of carrying costs related to nonperforming assets;
●	Interest rate fluctuations which could increase our cost of funds or decrease our yield on earning assets and therefore reduce our net interest income;
●	Declines in the market value of investment securities considered to be other-than-temporary;
●	Unavailability of capital when needed, or availability at less than favorable terms;
●	Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, which may adversely affect the Corporation’s operations, net income or reputation;
●	Inability to achieve merger-related synergies, and difficulties in integrating the business and operations of acquired institutions;
●	A prolonged economic downturn or excessive inflation;
●	Political and competitive forces affecting banking, securities, asset management and credit services businesses;
●	Occurrence of natural or man-made disasters or calamities, including health emergencies, the spread of infectious diseases, or pandemics;
●	The effects of and changes in the rate of FDIC premiums, including special assessments;
●	Future legislative or administrative changes to U.S. governmental capital programs;
●	Future changes in federal or state tax laws or tax rates;
●	Enacted financial reform legislation, e.g., Dodd-Frank Wall Street Reform and Consumer Protection Act, may have a significant impact on the Corporation’s business and results of operations; and
●	The risk that management’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

COVID – 19 Pandemic

Community-based financial services companies like Codorus Valley Bancorp, Inc. are in the risk business. We carefully analyze those financial opportunities to which we are presented and determine what level of risk the balance sheet can accept. When we accept a balance sheet risk, we also determine pricing of that risk for both known and unknown events. COVID-19 is an unknown event that no community-based financial institution had the ability to decline, and financial institutions have not risk-priced the effects of COVID-19 on their companies.

During the initial public awareness of the coronavirus, the Corporation’s Pandemic Preparedness and Response Planning Committee (the Committee) convened and began preparing for the health impact of the coronavirus. The Committee, chartered in 2006 in response to the avian flu epidemic, determined its first concern was the well-being of our associates and clients. Prior to the CDC declaring the coronavirus a pandemic, the Corporation’s Crisis Management Team (the Team) convened on March 2nd and have since conducted numerous meetings.

Associates

The Team, in tandem with Executive Management, drafted and implemented plans to relocate and disperse approximately 50 percent of the Corporation’s staff off-premise, as well as, eliminate lobby service hours at 90 percent of our retail locations. Conversely, for those locations with drive-up facilities, extended service hours were provided. In addition, all of the Corporation’s limited services facilities, located in retirement homes, were closed.

Providing additional support for our associates, enhancements made to the PeoplesBank Medical Plan include: waiving copayments for telemedicine visits, as well as waiving cost sharing for in-network, inpatient hospital care for COVID-19 treatment to include deductibles, co-insurance and co-pays for any inpatient care related to COVID-19. For those associates at home due to potential exposure to the virus or who are at a higher health risk, the Corporation continues to provide their regular pay.

Finally, the Committee instituted a regimented process whereby every Corporate facility housing its associates undergoes electrostatic disinfection by a third-party vendor, as appropriate and necessary. To date, those associates who have exhibited symptoms of the coronavirus, have all tested negative.

Clients

The vast majority of our financial centers remain open (for drive-up service) and all or our ATMs remain accessible and in service. We continue to waive all PeoplesBank foreign ATM fees, overdraft fees on personal and business accounts, transfer fees for overdraft protection and early withdrawal on CDs opened greater than seven days for those clients specifically experiencing financial hardship due to the coronavirus pandemic.

Clients may request to defer interest only or full loan payments, with payments added to the end of the loan. We continue to responsibly and prudently extend credit to qualified borrowers. In addition, we were active participants in the SBA Paycheck Protection Program. As of April 15th when the first round of the Program ended, PeoplesBank had processed 670 applications for approximately $133 million with about $4.2 million in fee income expected for the Corporation.

Operations

During the past two years, the Corporation implemented an aggressive schedule of equipment/system enhancements and personnel additions to its Information Technology Division. As a result, the Corporation’s associates were able to quickly and efficiently move to an off-premise working environment with little client or associate disruption. During this unusual period, deposit balances continued to grow and the active users on online banking have increased about 60 percent over December 2019. While not optimum, the Corporation is prepared to operate in the foregoing fashion unless and until we feel it is safe for our associates and clients to once again conduct face-to-face financial services transactions.

The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report.

Critical Accounting Policies

The Corporation’s critical accounting policies, as summarized in Note 1—Summary of Significant Accounting Policies, include those related to the allowance for loan losses, valuation of foreclosed real estate, evaluation of other-than-temporary impairment of securities, and determination of acquisition-related goodwill and fair value adjustments, which require management to make significant judgments, estimates and assumptions that have a material impact on the carrying value of the respective assets and liabilities. For this Form 10-Q, there were no material changes made to the Corporation’s critical accounting policies, which are more fully disclosed in Item 7 of the Corporation’s previously filed Annual Report on Form 10-K for the year ended December 31, 2019.

Three Months Ended March 31, 2020 vs. Three Months Ended March 31, 2019

Financial Highlights

The Corporation’s net loss was $(2,989,000) for the quarter ended March 31, 2020, as compared to net income of $4,091,000 for the quarter ended March 31, 2019, a decrease of $7,080,000 or 173 percent.

●	Net interest income for the first quarter of 2020 decreased $164,000 or 1 percent below the same period in 2019, primarily due to lower rates of interest on loans and by higher volume and rates of interest on time deposits, partially offset by lower rates on interest bearing demand deposits in the first quarter of 2020 as compared to the first quarter of 2019.

●	The Corporation’s net interest margin (tax-equivalent basis) for the first quarter of 2020 was 3.44 percent, compared to 3.69 percent for the first quarter 2019. The net interest margin contraction was a result of lower rates on interest bearing deposits with banks, lower rates on loans and higher volume and rates on time deposits, partially offset by higher volume and rates on interest bearing deposits.

●	The provision for loan losses for the first quarter of 2020 was $9,435,000, as compared to a provision of $1,050,000 for the first quarter of 2019. The increased provision expense in the first quarter of 2020 was attributed primarily to a partial charge off arising from a single, large commercial lending relationship. Total outstanding credit exposure to this borrower was approximately $8 million, which was reduced by the expected loss of $7.5 million recognized during the quarter after an evaluation of COVID-19’s negative impact to both the creditor’s net asset valuation and the timing of potential distributions. In addition, changes in the external environment created by COVID-19 caused management to increase the qualitative factors for certain loan segments in the allowance for loan loss analysis, which resulted in an additional $1.5 million in provision for loan losses in the quarter. Both periods supported adequate allowance for loan loss coverage, however, changing economic conditions associated with the COVID-19 pandemic may require future adjustments. The allowance as a percentage of total loans was 1.55 percent at March 31, 2020 as compared to 1.40 percent at December 31, 2019 and 1.34 percent at March 31, 2019.

●	Noninterest income for the first quarter of 2020 increased $200,000 or 6 percent compared to the first quarter of 2019. Trust and investment service fees and gain on sales from loans held for sale increased in 2020. The increase was offset by a decrease in income from bank owned life insurance.

●	Noninterest expense in the first quarter of 2020 was $758,000 or 6 percent higher than the first quarter of 2019. Higher personnel costs, professional and legal, external data processing and other expense accounted for a majority of the increase. The increase was partially offset by a decrease in FDIC insurance attributable to a lower assessment factor.

●	The provision for income taxes for the first quarter of 2020 decreased by $2,027,000 or 193 percent as compared to the first quarter of 2019 as a result of the lower income before taxes in the first quarter of 2020 as compared to the first quarter of 2019.

The schedule below presents selected performance metrics for the first quarter of both 2020 and 2019. Per share computations include the effect of stock dividends, including the most recent, a 5 percent stock dividend distributed in the fourth quarter of 2019.

	Three months ended
	March 31,
	2020	2019
Basic (loss) earnings per share	$(0.31)	$0.41
Diluted (loss) earnings per share	$(0.31)	$0.41
Cash dividend payout ratio	(52.30)%	36.96%
(Loss) return on average assets	(0.63)%	0.91%
(Loss) return on average equity	(6.15)%	9.04%
Net interest margin (tax equivalent basis)	3.44%	3.69%
Net overhead ratio	2.09%	2.07%
Efficiency ratio	70.42%	66.35%
Average equity to average assets	10.23%	10.02%

A more detailed analysis of the factors and trends affecting the Corporation’s earnings and financial position follows.

Income Statement Analysis

Net Interest Income

Unless otherwise noted, this section discusses interest income and interest expense amounts as reported in the Consolidated Statements of Income, which are not presented on a tax equivalent basis.

Net interest income for the quarter ended March 31, 2020 was $15,367,000, a decrease of $164,000 or 1 percent compared to net interest income of $15,531,000 for the first quarter of 2019. The decrease was primarily attributable to lower rates of interest on loans and higher volume and rates of interest on time deposits, partially offset by lower rates of interest bearing demand deposits in the first quarter of 2020 as compared to the first quarter of 2019.

The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 3.44 percent for the first quarter of 2020 compared to the 3.69 percent for the first quarter of 2019. The net interest margin contraction was a result of lower interest rates on interest bearing deposits with banks and lower interest rates on loans, partially offset by a higher volume and higher rates of interest on time deposits.

Total interest income for the first quarter of 2020 totaled $20,189,000, a decrease of $687,000 or 3 percent below the amount of total interest income for the first quarter of 2019. The change was primarily a result of lower rates of interest on interest bearing deposits with banks and commercial loans.

Interest and dividend income on investments increased $29,000 or 3 percent in the first quarter of 2020 compared to the same period in 2019. The average balance of the investment securities portfolio increased $8,045,000 or 5 percent when comparing the first quarter of 2020 to the same period in 2019. The tax-equivalent yield on investments for the first quarter of 2020 was 2.63 percent or 12 basis points lower than the 2.75 percent experienced in the first quarter of 2019.

Interest income on loans decreased $746,000 or 4 percent in the first quarter of 2020 compared to the same period in 2019. The average balance of outstanding loans, primarily commercial loans, increased approximately $4,455,000 or less than 1 percent comparing the first quarter of 2020 to the same period in 2019. Lower rates on the loan portfolio were the primary driver of the decrease in interest income on loans. The tax-equivalent yield on loans for the first quarter 2020 was 5.02 percent or 26 basis points less than the 5.28 percent experienced in the first quarter of 2019.

Total interest expense for the first quarter of 2020 was $4,822,000, a decrease of $523,000 or 10 percent as compared to total interest expense of $5,345,000 for the first quarter of 2019. The change was primarily the result of a decrease in the cost of interest bearing demand deposits.

Interest expense on deposits decreased $344,000 or 7 percent in the first quarter of 2020 compared to the same period in 2019. The average rate paid on interest bearing deposits was 1.29 percent in the first quarter of 2020 or 22 basis points lower than the average rate paid of 1.51 percent in the first quarter of 2019. The average balance of interest bearing deposits for the first quarter of 2020 increased by $90,462,000 or 7 percent compared to the first quarter of 2019. Also, the Corporation experienced favorable growth in noninterest-bearing deposits, with the average volume for the first quarter of 2020 increasing 9 percent to $267,366,000 as compared to $244,847,000 for the first quarter of 2019.

For the first quarter of 2020 interest expense on borrowings decreased $179,000 or 25 percent compared to the first quarter of 2019. Short-term borrowings consisting of repurchase agreements and other short-term borrowings averaged $7,040,000 for the first quarter of 2020, compared to an average balance of $6,434,000 for the first quarter of 2019. The rate on average short-term borrowings for the first quarter of 2020 was 0.51 percent, a decrease as compared to a rate of 0.57 percent for the first quarter of 2019. Long-term debt, primarily from the Federal Home Loan Bank of Pittsburgh (FHLBP), averaged $84,669,000 for the first quarter of 2020 and $119,759,000 for the first quarter of 2019. For the first quarter of 2020, the rate on average long-term borrowings was 2.55 percent, an increase as compared to a rate of 2.42 percent for the first quarter of 2019.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended March 31,
		2020			2019
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$132,346	$392	1.19%	$60,397	$362	2.43%
Investment securities:
Taxable	139,897	892	2.56	118,751	795	2.72
Tax-exempt	23,572	175	2.99	36,673	259	2.86
Total investment securities	163,469	1,067	2.63	155,424	1,054	2.75

Loans:
Taxable (1)	1,493,590	18,668	5.03	1,490,231	19,425	5.29
Tax-exempt	11,826	120	4.09	10,730	106	4.01
Total loans	1,505,416	18,788	5.02	1,500,961	19,531	5.28
Total earning assets	1,801,231	20,247	4.52	1,716,782	20,947	4.95
Other assets (2)	98,372			89,249
Total assets	$1,899,603			$1,806,031
Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand	$694,589	$1,297	0.75%	$682,155	$2,384	1.42%
Savings	87,549	20	0.09	86,644	21	0.10
Time	550,335	2,959	2.16	473,212	2,215	1.90
Total interest bearing deposits	1,332,473	4,276	1.29	1,242,011	4,620	1.51
Short-term borrowings	7,040	9	0.51	6,434	9	0.57
Long-term debt	84,669	537	2.55	119,759	716	2.42
Total interest bearing liabilities	1,424,182	4,822	1.36	1,368,204	5,345	1.58

Noninterest bearing deposits	267,366			244,847
Other liabilities	13,688			11,960
Shareholders’ equity	194,367			181,020

Total liabilities and shareholders’ equity	$1,899,603			$1,806,031
Net interest income (tax equivalent basis)		$15,425			$15,602
Net interest margin (3)			3.44%			3.69%
Tax equivalent adjustment		(58)			(71)
Net interest income		$15,367			$15,531

(1)	Average balance includes average nonaccrual loans of $26,630,000 for 2020 and $21,237,000 for 2019.

Interest includes net loan fees of $819,000 for 2020 and $512,000 for 2019.

(2)	Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.
(3)	Net interest income (tax equivalent basis) annualized as a percentage of average earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended
	March 31,
	2020 vs. 2019
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$432	$(402)	$30
Investment securities:
Taxable	125	(28)	97
Tax-exempt	(93)	9	(84)
Loans:
Taxable	272	(1,029)	(757)
Tax-exempt	11	3	14
Total interest income	747	(1,447)	(700)
Interest Expense
Deposits:
Interest bearing demand	(24)	(1,063)	(1,087)
Savings	0	(1)	(1)
Time	361	383	744
Short-term borrowings	0	0	0
Long-term debt	(192)	13	(179)
Total interest expense	145	(668)	(523)
Net interest income (tax equivalent basis)	$602	$(779)	$(177)

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

The provision for loan losses is an expense charged to earnings to cover the estimated losses attributable to uncollected loans. The provision reflects management’s judgment of an appropriate level for the allowance for loan losses.  Provision for loan losses for the first quarter of 2020 was $9,435,000, an $8,385,000 increase as compared to a provision of $1,050,000 for the first quarter of 2019. The increased provision expense in the first quarter of 2020 was attributed primarily to a partial charge off arising from a single, large commercial lending relationship. Total outstanding credit exposure to this borrower was approximately $8 million, which was reduced by the expected loss of $7.5 million recognized during the quarter after an evaluation of COVID-19’s negative impact to both the creditor’s net asset valuation and the timing of potential distributions. In addition, changes in the external environment created by COVID-19 caused management to increase the qualitative factors for certain loan segments in the allowance for loan loss analysis, which resulted in an additional $1.5 million in provision for loan losses in the quarter.  Both periods supported adequate allowance for loan loss coverage, however, changing economic conditions associated with the COVID-19 pandemic may require future adjustments. The allowance as a percentage of total loans was 1.55 percent at March 31, 2020, as compared to 1.40 percent at December 31, 2019 and 1.34 percent at March 31, 2019.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 52.

Noninterest Income

The following table presents the components of total noninterest income for the first quarter of 2020, compared to the first quarter of 2019.

Table 3 - Noninterest income

	Three months ended		Change
	March 31,		Increase (Decrease)
(dollars in thousands)	2020	2019	$	%

Trust and investment services fees	$994	$840	$154	18%
Income from mutual fund, annuity and insurance sales	261	235	26	11
Service charges on deposit accounts	1,130	1,158	(28)	(2)
Income from bank owned life insurance	286	367	(81)	(22)
Other income	439	409	30	7
Gain on sales of loans held for sale	298	218	80	37
Gain (loss) on sales of securities	15	(4)	19	475
Total noninterest income	$3,423	$3,223	$200	6%

The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The $154,000 or 18 percent increase in trust and investment services fees is due to growth of new business.

Income from bank owned life insurance—The $81,000 or 22 percent decrease in income from bank owned life insurance is due to the prior year $6.6 million purchase of bank owned life insurance which increased income for the first quarter 2019 with a one-time front loaded interest payment.

Gain on sales of loans held for sale—The $80,000 or 37 percent increase in gain on sales of loans was due to the sale of a larger volume of the mortgage loans to the secondary market during the first quarter 2020 compared to the first quarter 2019.

Noninterest Expense

The following table presents the components of total noninterest expense for the first quarter of 2020, compared to the first quarter of 2019.

Table 4 - Noninterest expense

	Three months ended		Change
	March 31,		Increase (Decrease)
(dollars in thousands)	2020	2019	$	%

Personnel	$7,805	$7,706	$99	1%
Occupancy of premises, net	926	963	(37)	(4)
Furniture and equipment	853	772	81	10
Postage, stationery and supplies	217	184	33	18
Professional and legal	205	109	96	88
Marketing	325	349	(24)	(7)
FDIC insurance	167	237	(70)	(30)
Debit card processing	389	323	66	20
Charitable donations	872	845	27	3
Telecommunications	121	126	(5)	(4)
External data processing	704	556	148	27
Foreclosed real estate including provision for losses	20	87	(67)	(77)
Other	715	304	411	135
Total noninterest expense	$13,319	$12,561	$758	6%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $99,000 or 1 percent increase in personnel is primarily the result of a slightly higher number of full time equivalent employees.

Professional and legal—The $96,000 or 88 percent increase in professional and legal expense is attributed to an increase in consulting and legal fees.

FDIC insurance—The $70,000 or 30 percent decrease in FDIC insurance expense is attributed to a lower assessment factor.

External data processing—The $148,000 or 27 percent increase in external data processing expense is attributed to increased reliance on outsourcing transaction processing to specialized vendors as well as expansion in the electronic banking services offered to our client base and charges for higher transaction volume from normal business growth.

Other—The $411,000 or 135 percent increase in other expense is primarily attributed to higher impaired loan carrying costs.

Provision for Income Taxes

The provision for income taxes for the first quarter of 2020 was $ (975,000), a decrease of $2,027,000 or 193 percent as compared to the first quarter of 2019. The decrease was attributed to the pre-tax net loss for the first quarter of 2020 compared to the pre-tax net income for the first quarter of 2019. The effective tax benefit for the three months ended March 31, 2020 was 24.6 percent and the effective tax rate for the three months ended March 31, 2019 was 20.5 percent. The effective tax rate differs from the statutory tax rate primarily due to the impact of certain elements with specific tax benefits, including tax-exempt income, such as income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance.

Balance Sheet Review

Interest Bearing Deposits with Banks

On March 31, 2020, interest bearing deposits with banks totaled $169,689,000, an increase of $58,947,000 or 53 percent, compared to the level at year-end 2019. The increase is primarily the result of the growth in client deposits and a decrease in loans, offset by a decrease in long-term debt.

Investment Securities (Available-for-Sale)

The Corporation’s entire investment securities portfolio is classified available-for-sale, and is comprised primarily of interest-earning debt securities. The overall composition of the Corporation’s investment securities portfolio is provided in Note 2—Securities. On March 31, 2020, the fair value of investment securities available-for-sale totaled $171,738,000, which represented an increase of $12,063,000 as compared to the fair value of investment securities at year-end 2019. New investments during the first three months of 2020 exceeded principal reductions from investment maturities, mortgage-backed security payments, and sales.

Loans

On March 31, 2020, total loans, net of deferred fees, were $1.48 billion, which was $28,474,000 or 2 percent lower than the level at year-end 2019. This change in volume was due primarily to a decrease in commercial loans, particularly within the builder and developer and wholesale & retail sectors, partially offset by increases in commercial real estate investor and residential real estate investor sectors. Commercial loans within the builder and developer, commercial real estate investor and residential real estate investor sectors each represented more than 10 percent of the total portfolio. The composition of the Corporation’s loan portfolio is provided in Note 4—Loans.

Deposits

Deposits are the Corporation’s principal source of funding for earning assets. On March 31, 2020, deposits totaled $1.64 billion, which reflected a $48,783,000 or 3 percent increase compared to the level at year-end 2019. Of the increase in total deposits, $414,000 is attributable to noninterest bearing deposits and $48,369,000 related to growth in interest bearing deposits. The composition of the Corporation’s total deposit portfolio is provided in Note 6—Deposits.

Short-term Borrowings

Short-term borrowings, which consist of securities sold under agreements to repurchase (repurchase agreements), federal funds purchased, and other short-term borrowings, totaled $6,196,000 at March 31, 2020, which reflected a $1,729,000 or 22 percent decrease compared to the level at year-end 2019.

Long-term Debt

The Corporation uses long-term borrowings as a secondary funding source for asset growth and to manage interest rate risk. On March 31, 2020, long-term debt totaled $71,627,000 compared to $81,632,000 at year-end 2019. The $10,005,000 decrease is primarily the result of $10,000,000 in FHLBP borrowings that were repaid at maturity during the first quarter. A listing of outstanding long-term debt obligations is provided in Note 7—Short-Term Borrowings and Long-Term Debt. The composition of the Corporation’s leases is provided in Note 8—Leases.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion and acquisitions, dividend policy and distributions, and regulatory mandates. The Corporation’s total shareholders’ equity was approximately $189,596,000 on March 31, 2020, a decrease of approximately $1,572,000 or 1 percent, compared to the level at year-end 2019.

Cash Dividends on Stock

The Corporation has historically paid cash dividends on its stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation's capital requirements, current and projected net income, and other relevant factors. As recently announced, the Board of Directors declared a quarterly cash dividend of $0.16 per share on April 14, 2020, payable on May 12, 2020, to shareholders of record at the close of business on April 28, 2020. This cash dividend follows the $0.16 cash dividend distributed in February 2020.

Capital Adequacy

The Corporation and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. The regulatory capital measures for the Corporation and PeoplesBank as of March 31, 2020 and the minimum capital ratios established by regulators are set forth in Note 8—Regulatory Matters to the financial statements. We believe that both Codorus Valley and PeoplesBank were well capitalized on March 31, 2020 and had no regulatory dividend restrictions (see Note 9—Regulatory Matters to the financial statements).

Risk Management

Credit Risk Management

Credit risk represents the possibility that a loan client, counterparty or issuer may not perform in accordance with contractual terms, posing one of the most significant risks of loss to the Corporation. Accordingly, the Corporation emphasizes the management of credit risk, and has established a lending policy which management believes is sound given the nature and scope of our operations. The Credit Risk Management section included in Item 7 of the Corporation’s previously filed Annual Report on Form 10-K for the year ended December 31, 2019, provides a more detailed overview of the Corporation’s credit risk management process.

Nonperforming Assets

Nonperforming assets, as shown in the table below, are asset categories that pose the greatest risk of loss. The level of nonperforming assets at March 31, 2020 has increased by approximately $3,290,000 or 13 percent when compared to year-end 2019. The increase was primarily the result of a net increase in nonaccrual loans.

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

The paragraphs and table below address significant changes in the nonperforming asset categories as of March 31, 2020 compared to December 31, 2019.

Table 5 - Nonperforming Assets

	March 31,	December 31,
(dollars in thousands)	2020	2019

Nonaccrual loans	$27,317	$24,696
Nonaccrual loans, troubled debt restructurings	52	54
Accruing loans 90 days or more past due	830	280
Total nonperforming loans	28,199	25,030
Foreclosed real estate, net of allowance	918	797
Total nonperforming assets	$29,117	$25,827
Accruing troubled debt restructurings	$1,546	$1,596

Total period-end loans, net of deferred fees	$1,476,661	$1,505,135
Allowance for loan losses (ALL)	$22,838	$21,066
ALL as a % of total period-end loans	1.55%	1.40%
Net charge-offs year-to-date, annualized as a % of average total loans	2.04%	0.04%
ALL as a % of nonperforming loans	80.99%	84.16%
Nonperforming loans as a % of total period-end loans	1.91%	1.66%
Nonperforming assets as a % of total period-end loans and net foreclosed real estate	1.97%	1.72%
Nonperforming assets as a % of total period-end assets	1.51%	1.37%
Nonperforming assets as a % of total period-end shareholders' equity	15.36%	13.51%

Nonperforming loans

Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due. We generally place a loan on nonaccrual status and cease accruing interest income (i.e., recognize interest income on a cash basis, as long as the loan is sufficiently collateralized) when loan payment performance is unsatisfactory and the loan is past due 90 days or more. A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all of the principal and interest amounts contractually due are current for at least six consecutive payments and future payments are reasonably assured. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. As of March 31, 2020, the nonperforming loan portfolio balance totaled $28,199,000, compared to $25,030,000 at year-end 2019. During the first three months of 2020, loans totaling $11,237,000 were transferred to nonaccrual status, offset by the transfer of loans out of nonaccrual status and payments to loans in nonaccrual status totaling approximately $932,000 and charge offs totaling $7,686,000. There was a $550,000 increase in 90 day past due loans, resulting in the net increase of $3,169,000. For both periods, the nonperforming portfolio balance was comprised primarily of collateralized commercial loans.

Foreclosed Real Estate

Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank and is included in the Other Assets category on the Corporation’s balance sheet. The carrying amount of foreclosed real estate as of March 31, 2020, net of allowance, totaled $918,000 compared to $797,000 at year-end 2019. The $121,000 increase was the result of the addition of one property totaling $121,000.

Troubled Debt Restructurings

Troubled debt restructurings pertain to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. As of March 31, 2020, the accruing troubled debt restructuring portfolio balance totaled $1,546,000, compared to $1,596,000 at year-end 2019. The $50,000 decrease was the result of principal repayments of $50,000.

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

The following table presents an analysis of the activity in the allowance for loan losses for the three months ended March 31, 2020 and 2019:

Table 6 - Analysis of Allowance for Loan Losses

(dollars in thousands)	2020	2019
Balance-January 1,	$21,066	$19,144

Provision charged to operating expense	9,435	1,050

Loans charged off:
Commercial, financial and agricultural	7,585	46
Real estate - construction and land development	97	0
Consumer and home equity	4	80
Total loans charged off	7,686	126
Recoveries:
Commercial, financial and agricultural	10	3
Consumer and home equity	13	10
Total recoveries	23	13
Net charge-offs	7,663	113
Balance-March 31,	$22,838	$20,081

Ratios:
Annualized net charge-offs as a % of average total loans	2.04%	0.03%
Allowance for loan losses as a % of total period-end loans	1.55%	1.34%
Allowance for loan losses as a % of nonperforming loans	80.99%	73.36%

The provision for loan losses increased $8,385,000 from March 31, 2019 to March 31, 2020. The increased provision expense in the first quarter of 2020 was attributed primarily to a partial charge off arising from a single, large commercial lending relationship. Total outstanding credit exposure to this borrower was approximately $8 million, which was reduced by the expected loss of $7.5 million recognized during the quarter after an evaluation of COVID-19’s negative impact to both the creditor’s net asset valuation and the timing of potential distributions. In addition, changes in the external environment created by COVID-19 caused management to increase the qualitative factors for certain loan segments in the allowance for loan loss analysis, which resulted in an additional $1.5 million in provision for loan losses in the quarter. Both periods supported adequate allowance for loan loss coverage, however, changing economic conditions associated with the COVID-19 pandemic may require future adjustments.

Net charge-offs for the first three months of 2020 were $7,663,000 compared to $113,000 for the same period in 2019. During the first three months of 2020, there were $7,686,000 of charge-offs as compared to $126,000 during the same period in 2019. The risks and uncertainties associated with the COVID-19 pandemic, weak economic and business conditions, or the erosion of real estate values may adversely affect our borrowers’ ability to service their loans, causing significant fluctuations in the level of charge-offs and provision expense from one period to another. The allowance as a percentage of total loans was 1.55 percent at March 31, 2020, as compared to 1.40 percent at December 31, 2019 and 1.34 percent at March 31, 2019. There was no unallocated portion of the allowance as of March 31, 2020, as compared to $297,000 or 1 percent of the total allowance as of March 31, 2019.

Liquidity Risk Management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan clients, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, adequate liquidity provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation's assets and liabilities. The primary sources of asset liquidity are funds received from client loan payments, investment maturities and cash inflows from mortgage-backed securities, and the net proceeds of asset sales. The primary sources of liability liquidity are deposit growth, and funds obtained from short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At March 31, 2020, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $45,577,000 and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $460,023,000. The Corporation’s loan-to-deposit ratio was approximately 90 percent as of March 31, 2020, 95 percent as of December 31, 2019 and 98 percent as of March 31, 2019.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on March 31, 2020, totaled $561,983,000 and consisted of $450,181,000 in unfunded commitments under existing loan facilities, $91,743,000 to grant new loans and $20,059,000 in letters of credit. Generally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Recent Legislative Developments

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. Since that time banking regulators, the SEC and FASB have all issued additional guidance and clarification on various sections of the CARES Act. Section 4013 of the CARES Act provides the option to not apply ASC 310-40 (TDRs) to a loan modification, related specifically to COVID-19 hardships, including the flexibility to not classify the loan as impaired for accounting purposes. Regulators have encouraged financial institutions to work constructively with borrowers in communities and industries affected by COVID-19 using prudent and proactive actions which are in the best interests of the financial institution, the borrower and the economy. The Corporation’s Board of Directors approved a number of options for loan modifications, including interest deferral, full payment deferral, additional extensions of credit, and SBA loan programs (i.e., Economic Injury Disaster Loans, Paycheck Protection Program). As of April 20, 2020, the Corporation has processed requests for loan modifications totaling approximately $36 million. The Corporation has been an active participant in the SBA Paycheck Protection Program. As of April 15th when the first round of the Program ended, PeoplesBank had processed 670 applications for approximately $133 million with about $4.2 million in fee income expected for the Corporation.

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

Simulation of net interest income is performed for the next twelve-month period. A variety of interest rate scenarios are used to measure the effects of sudden and gradual movements upward and downward in the yield curve. These results are compared to the results obtained in a flat or unchanged interest rate scenario. Simulation of net interest income is used primarily to measure the Corporation’s short-term earnings exposure to rate movements. A "shock" is an immediate upward or downward movement of interest rates. The shocks do not take into account changes in client behavior that could result in changes to mix and/or volumes in the balance sheet, nor do they account for competitive pricing over the forward 12-month period. The Corporation applies these interest rate “shocks” to its financial instruments up and down 100, 200, 300, and 400 basis points. A 300 and 400 basis point decrease in interest rates cannot be simulated at this time due to the historically low interest rate environment.

The following table summarizes the expected impact of interest rate shocks on net interest income as well as the Corporation’s policy limits at each level. All scenarios with the exception of a decrease of 100 basis points were within policy limits at March 31, 2020. The -100 scenario is expected to return within policy limits during 2020.

Change in Interest Rates	Annual Change in Net	% Change in Net	% Change
(basis points)	Interest Income (in thousands)	Interest Income	Policy Limit
+100	$3,011	5.33%	(5.00)%
-100	$(3,153)	(5.58)%	(5.00)%

+200	$7,046	12.47%	(15.00)%
-200	$(5,537)	(9.80)%	(15.00)%

+300	$10,966	19.41%	(25.00)%

+400	$14,770	26.14%	(35.00)%

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Treasurer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive and Chief Financial Officers concluded that, as of March 31, 2020, the Corporation’s disclosure controls and procedures were effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in the Corporation’s internal control over financial reporting that occurred during the three months ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

Except for the risk factor described immediately below, there have been no material changes to the risk factors as previously disclosed in Item 1A – Risk Factors – in our Annual Report on Form 10-K for the year ended December 31, 2019.

Coronavirus Outbreak – In December 2019, a coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. Since first being reported in China, the coronavirus has spread to additional countries including the United States.

In response, many state and local governments, including the Commonwealth of Pennsylvania and the State of Maryland, have instituted emergency restrictions that have substantially limited the operation of non-essential businesses and the activities of individuals. It has been widely reported that these restrictions have resulted in significant adverse effects for many different types of businesses, particularly those in the travel, hospitality and food and beverage industries, among many others, and has resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which the Corporation operates. The ultimate effect of COVID-19 on the local or broader economy is not known nor is the ultimate length of the restrictions described and any accompanying effects. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may negatively affect interest income and, therefore, earnings. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the coronavirus outbreak, and there is no guarantee that the Corporation's efforts to address the adverse impacts of the coronavirus will be effective. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and actions taken to contain the coronavirus or its impact, among others.

The effect of COVID-19 and related events, including those described above and those not yet known or knowable, could have a negative effect on the Corporation's business prospects, financial condition and results of operations, as a result of quarantines; market volatility; market downturns; changes in consumer behavior; business closures; deterioration in the credit quality of borrowers or the inability of borrowers to satisfy their obligations (and any related forbearances or restructurings that may be implemented); changes in the value of collateral securing outstanding loans; changes in the value of the investment securities portfolio; effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating the Corporation's financial reporting and internal controls; declines in the demand for loans and other banking services and products; declines in demand resulting from adverse impacts of the disease on businesses deemed to be "non-essential" by governments; and branch or office closures and business interruptions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation relies on its subsidiary PeoplesBank, A Codorus Valley Company, for dividend distributions, which are subject to restrictions as reported in Note 9—Regulatory Matters of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
March 1 - 31, 2020	5,335	$16.37	5,335	$4,912,660

The Corporation’s Board of Directors approved a new Share Repurchase Program (“Program”) in March 2020.  Under the newly approved Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock.  All shares of common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program.  During the first quarter of 2020 the Corporation repurchased 5,335 shares at an average price of $16.37. Shortly after the Program began, and in response to COVID-19, the Corporation suspended the Program.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

This Item 4 is not applicable to the Corporation.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for June 30, 2018, filed with the Commission on August 6, 2018)

3.2	Amended By-laws – filed herewith.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.

101	Financial statements from the Quarterly Report on Form 10-Q of Codorus Valley Bancorp, Inc. for the quarter ended March 31, 2020, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholder’s Equity, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Codorus Valley Bancorp, Inc.
(Registrant)

May 8, 2020	/s/ Larry J. Miller
Date	Larry J. Miller
Chairman, President
and Chief Executive Officer
(Principal Executive Officer)

May 8, 2020	/s/ Larry D. Pickett
Date	Larry D. Pickett, CPA
Treasurer
(Principal Financial and Accounting Officer)