Form 10-Q/A
period 2020-03-31
CODORUS VALLEY BANCORP INC
filed 2020-05-15
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On April 22, 2019, 9,455,313 shares of common stock, par value $2.50, were outstanding.

*EXPLANATORY NOTE – Codorus Valley Bancorp, Inc. (the “Corporation”) is filing this Form 10-Q/A to attach as Exhibit 3.2 the most recent copy of the Corporation’s By-laws, as amended. The By-laws filed with the Form 10-Q on May 8, 2020 were not the most recently amended By-laws and were inadvertently filed in error. There are no other changes to the Form 10-Q as previously filed.

Part II – OTHER INFORMATION

Item 6. Exhibits

3.(ii) Amended By-laws                      Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Codorus Valley Bancorp, Inc.
(Registrant)

May 15, 2020	/s/ Larry J. Miller
Date	Larry J. Miller
Chairman, President
and Chief Executive Officer
(Principal Executive Officer)

May 15, 2020	/s/ Larry D. Pickett
Date	Larry D. Pickett, CPA
Treasurer
(Principal Financial and Accounting Officer)