Form 10-Q
period 2020-06-30
CODORUS VALLEY BANCORP INC
filed 2020-08-03
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

FORM 10-Q

_____________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

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

_____________________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On July 27, 2020, 9,787,598 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(dollars in thousands, except per share data)	2020	2019
Assets
Interest bearing deposits with banks	$197,432	$110,742
Cash and due from banks	17,929	20,849
Total cash and cash equivalents	215,361	131,591
Securities, available-for-sale	159,715	159,675
Restricted investment in bank stocks, at cost	2,593	4,551
Loans held for sale	17,534	11,803
Loans (net of deferred fees of $8,372 - 2020 and $3,463 - 2019)	1,601,129	1,505,135
Less-allowance for loan losses	(21,038)	(21,066)
Net loans	1,580,091	1,484,069
Premises and equipment, net	26,316	25,967
Operating leases right-of-use assets	2,683	3,021
Goodwill	2,301	2,301
Other assets	64,411	63,567
Total assets	$2,071,005	$1,886,545

Liabilities
Deposits
Noninterest bearing	$397,968	$273,968
Interest bearing	1,409,674	1,316,596
Total deposits	1,807,642	1,590,564
Short-term borrowings	9,477	7,925
Long-term debt	46,619	81,632
Operating leases liabilities	2,824	3,184
Other liabilities	12,608	12,072
Total liabilities	1,879,170	1,695,377

Shareholders' equity
Preferred stock, par value $2.50 per share;
1,000,000 shares authorized; shares issued and outstanding:
0 at June 30, 2020 and 0 at December 31, 2019	0	0
Common stock, par value $2.50 per share; 30,000,000 shares authorized;
Shares issued and outstanding: 9,787,598 at June 30, 2020 and 9,755,976 at
December 31, 2019	24,469	24,390
Additional paid-in capital	140,968	140,450
Retained earnings	21,957	25,019
Accumulated other comprehensive income	4,441	1,309
Total shareholders' equity	191,835	191,168
Total liabilities and shareholders' equity	$2,071,005	$1,886,545

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Income

Unaudited

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2020	2019	2020	2019
Interest income
Loans, including fees	$17,880	$19,974	$36,644	$39,484
Investment securities:
Taxable	761	744	1,581	1,420
Tax-exempt	126	171	267	380
Dividends	23	88	95	207
Other	48	558	440	920
Total interest income	18,838	21,535	39,027	42,411

Interest expense
Deposits	3,501	4,616	7,777	9,236
Federal funds purchased and other short-term borrowings	11	11	20	20
Long-term debt	426	665	963	1,381
Total interest expense	3,938	5,292	8,760	10,637
Net interest income	14,900	16,243	30,267	31,774
Provision for loan losses	2,550	1,200	11,985	2,250
Net interest income after provision for loan losses	12,350	15,043	18,282	29,524

Noninterest income
Trust and investment services fees	946	881	1,940	1,721
Income from mutual fund, annuity and insurance sales	249	296	510	531
Service charges on deposit accounts	975	1,208	2,105	2,366
Income from bank owned life insurance	279	292	565	659
Other income	482	645	921	1,054
Gain on sales of loans held for sale	554	319	852	537
Gain (loss) on sales of securities	50	1	65	(3)
Total noninterest income	3,535	3,642	6,958	6,865

Noninterest expense
Personnel	7,196	7,391	15,001	15,097
Occupancy of premises, net	865	900	1,791	1,863
Furniture and equipment	841	775	1,694	1,547
Postage, stationery and supplies	205	175	422	359
Professional and legal	245	222	450	331
Marketing	311	374	636	723
FDIC insurance	172	223	339	460
Debit card processing	284	317	673	640
Charitable donations	93	134	965	979
Telecommunications	144	130	265	256
External data processing	704	616	1,408	1,172
(Gain)/loss on foreclosed real estate, including (recovery of) provision for losses	(193)	47	(173)	134
Impaired loan carrying costs	190	80	476	119
Other	1,073	1,120	1,502	1,385
Total noninterest expense	12,130	12,504	25,449	25,065
Income (loss) before income taxes	3,755	6,181	(209)	11,324
Provision (benefit) for income taxes	705	1,322	(270)	2,374
Net income	$3,050	$4,859	$61	$8,950
Net income per share, basic	$0.31	$0.49	$0.01	$0.90
Net income per share, diluted	$0.31	$0.49	$0.01	$0.90

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Comprehensive Income

Unaudited

	Three months ended
	June 30,
(dollars in thousands)	2020	2019
Net income	$3,050	$4,859
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding gains arising during the period
(net of tax expense of $99 and $457, respectively)	373	1,720
Reclassification adjustment for gains included in net income
(net of tax expense of $11 and $0, respectively) (a) (b)	(39)	(1)
Net unrealized gains	334	1,719
Comprehensive income	$3,384	$6,578

	Six months ended
	June 30,
(dollars in thousands)	2020	2019
Net income	$61	$8,950
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding gains arising during the period
(net of tax expense of $846 and $828, respectively)	3,183	3,116
Reclassification adjustment for (gains) losses included in net income
(net of tax expense (benefit) of $14 and ($1), respectively) (a) (b)	(51)	2
Net unrealized gains	3,132	3,118
Comprehensive income	$3,193	$12,068

(a)Amounts are included in net gain on sales of securities on the Consolidated Statements of Income within noninterest income.

(b)Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Cash Flows

Unaudited

	Six months ended
	June 30,
(dollars in thousands)	2020	2019
Cash flows from operating activities
Net income	$61	$8,950
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	1,386	1,309
Net amortization of premiums on securities	390	132
Amortization of deferred loan origination fees and costs	(1,236)	(630)
Net amortization of operating lease right of use assets	336	334
Net amortization of finance lease right of use assets	24	34
Net change in operating lease liabilities	(345)	(293)
Provision for loan losses	11,985	2,250
Provision for losses on foreclosured real estate	18	0
Increase in bank owned life insurance	(565)	(659)
Originations of mortgage loans held for sale	(28,865)	(16,807)
Originations of SBA loans held for sale	(872)	(5,430)
Proceeds from sales of mortgage loans held for sale	24,663	15,835
Proceeds from sales of SBA loans held for sale	140	2,311
Gain on sales of mortgage loans held for sale	(843)	(355)
Gain on sales of SBA loans held for sale	(9)	(182)
Gain on disposal of premises and equipment	0	(15)
(Gain) loss on sales of securities, available-for-sale	(65)	3
(Gain) loss on sales of foreclosed real estate	(214)	3
Stock-based compensation	250	253
(Increase) decrease in interest receivable	(1,519)	334
(Increase) in other assets	(245)	(476)
(Decrease) increase in interest payable	(225)	47
Increase in other liabilities	98	1,367
Net cash provided by operating activities	4,348	8,315
Cash flows from investing activities
Purchases of securities, available-for-sale	(43,705)	(21,669)
Maturities, repayments and calls of securities, available-for-sale	21,679	11,386
Sales of securities, available-for-sale	26,288	9,777
Net decrease in restricted investment in bank stock	1,958	1,371
Net (increase) decrease in loans made to customers	(106,892)	12,212
Purchases of premises and equipment	(1,758)	(2,270)
Investment in bank owned life insurance	0	(6,600)
Proceeds from sales of foreclosed real estate	1,011	16
Net cash (used in) provided by investing activities	(101,419)	4,223
Cash flows from financing activities
Net increase (decrease) in demand and savings deposits	211,867	(18,729)
Net increase in time deposits	5,211	56,544
Net increase in short-term borrowings	1,551	2,964
Repayment of long-term debt	(35,000)	(20,000)
Net change in finance lease liabilities	(12)	(21)
Cash dividends paid to shareholders	(3,123)	(3,025)
Payment of taxes related to stock withheld	(2)	0
Treasury stock reissued	89	88
Treasury stock purchased	(87)	(762)
Issuance of stock	347	201
Net cash provided by financing activities	180,841	17,260
Net increase in cash and cash equivalents	83,770	29,798
Cash and cash equivalents at beginning of year	131,591	96,782
Cash and cash equivalents at end of period	$215,361	$126,580

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Unaudited

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2020	$24,390	$140,450	$25,019	$1,309	$0	$191,168
Net loss			(2,989)			(2,989)
Other comprehensive income, net of tax				2,798		2,798
Cash dividends ($0.160 per share)			(1,561)			(1,561)
Stock-based compensation		120				120
Repurchased stock - 5,335 shares					(87)	(87)
Withheld stock - 102 shares					(2)	(2)
Issuance and reissuance of stock:
6,706 shares under the dividend reinvestment and stock purchase plan	17	132				149
6,468 shares of stock-based compensation awards	16	(16)				0
Balance, March 31, 2020	$24,423	$140,686	$20,469	$4,107	$(89)	$189,596
Balance, April 1, 2020	$24,423	$140,686	$20,469	$4,107	$(89)	$189,596
Net income			3,050			3,050
Other comprehensive income, net of tax				334		334
Cash dividends ($0.160 per share)			(1,562)			(1,562)
Stock-based compensation		130				130
Issuance and reissuance of stock:
12,536 shares under the dividend reinvestment and stock purchase plan	18	44			89	151
1,000 shares under the stock option plan	2	3				5
(767) shares of stock-based compensation awards	(2)	2				0
11,116 shares under employee stock purchase plan	28	103				131
Balance, June 30, 2020	$24,469	$140,968	$21,957	$4,441	$0	$191,835
Balance, January 1, 2019	$23,629	$134,506	$22,837	$(2,226)	$0	$178,746
Adoption of ASC topic 842 (leases)			(199)			(199)
Net income			4,091			4,091
Other comprehensive income, net of tax				1,399		1,399
Cash dividends ($0.152 per share, adjusted)			(1,512)			(1,512)
Stock-based compensation		135				135
Forfeiture and withheld shares of restricted stock		2			(4)	(2)
Issuance and reissuance of stock:
6,646 shares under the dividend reinvestment and stock purchase plan	17	132				149
Balance, March 31, 2019	$23,646	$134,775	$25,217	$(827)	$(4)	$182,807
Balance, April 1, 2019	$23,646	$134,775	$25,217	$(827)	$(4)	$182,807
Net income			4,859			4,859
Other comprehensive income, net of tax				1,719		1,719
Cash dividends ($0.152 per share, adjusted)			(1,513)			(1,513)
Stock-based compensation		118				118
Forfeiture of restricted stock and withheld shares		5			(5)	0
Repurchased stock - 35,600 shares					(762)	(762)
Issuance and reissuance of stock:
6,605 shares under the dividend reinvestment and stock purchase plan	9	128			9	146
4,221 shares under the stock option plan		(69)			88	19
6,694 shares under employee stock purchase plan		(14)			141	127
Balance, June 30, 2019	$23,655	$134,943	$28,563	$892	$(533)	$187,520

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

Codorus Valley Bancorp, Inc. (“Corporation” or “Codorus Valley”) is a one-bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (“PeoplesBank” or “Bank”). As of June 30, 2020, PeoplesBank operates one wholly-owned subsidiary, Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, which sells nondeposit investment products. In addition, PeoplesBank may periodically create nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending the liquidation of these properties. PeoplesBank operates under a state charter and is subject to regulation by the Pennsylvania Department of Banking and Securities, and the Federal Deposit Insurance Corporation. The Corporation is subject to regulation by the Federal Reserve Board and the Pennsylvania Department of Banking and Securities.

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and a wholly-owned nonbank subsidiary, SYC Realty Company, Inc. SYC Realty was inactive during the period ended June 30, 2020. The accounts of CVB Statutory Trust No. 1 and No. 2 are not included in the consolidated financial statements as discussed in Note 7—Short-Term Borrowings and Long-Term Debt. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

These consolidated statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019.

The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of June 30, 2020 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

In December 2019, a coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. Since first being reported in China, the coronavirus has spread to additional countries including the United States. On March 13, 2020, President Trump declared the ongoing COVID–19 pandemic of sufficient severity and magnitude to warrant an emergency declaration for all states, territories, and the District of Columbia.

In response, many state and local governments, including the Commonwealth of Pennsylvania and the State of Maryland, have instituted emergency restrictions that have substantially limited the operation of non-essential businesses and the activities of individuals. It has been widely reported that these restrictions have resulted in significant adverse effects for many different types of businesses, particularly those in the travel, hospitality and food and beverage industries, among many others, and has resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which the Corporation operates. The ultimate effect of COVID-19 on the local or broader economy is not known nor is the ultimate length of the restrictions described and any accompanying effects. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which has negatively affected interest income and, therefore, earnings. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the coronavirus outbreak, and there is no guarantee that the Corporation’s efforts to address the adverse impacts of the coronavirus will be effective. The extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and actions taken to contain the coronavirus or its impact, among others.

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

In addition, the adverse economic effects of the coronavirus may lead to an increase in credit risk on the Corporation’s commercial and residential loan portfolios. Likewise, the Corporation is also monitoring the fluctuations in the markets as it pertains to interest rates and fair value of our investments for OTTI. To curtail the spread of the virus, we are currently operating with modified branch access and taking other precautionary measures.

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

•Changes in international, US and local economies and business conditions

•Changes in the value of collateral for collateral dependent loans

•Changes in the level of concentrations of credit

•Changes in the volume and severity of classified and past due loans

•Changes in the nature and volume of the portfolio

•Changes in collection, charge-off, and recovery procedures

•Changes in underwriting standards and loan terms

•Changes in the quality of the loan review system

•Changes in the experience/ability of lending management and key lending staff

•Regulatory and legal regulations that could affect the level of credit losses

•Other pertinent environmental factors

•Impact of imposed tariffs

•Impact of COVID-19 pandemic

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

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in-substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, obtained from an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a write-down. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At June 30, 2020 there was $103,000 of foreclosed real estate, all of which was residential real estate. Included within loans receivable as of June 30, 2020 was a recorded investment of $172,000 of consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

Mortgage Servicing Rights

The mortgage servicing rights (MSRs) associated with the sold loans are included in other assets on the consolidated balance sheets at an amount equal to the estimated fair value of the contractual rights to service the mortgage loans. The MSR asset is amortized as a reduction to servicing income. The MSR asset is evaluated periodically for impairment and carried at the lower of amortized cost or fair value. A third party calculates fair value by discounting the estimated cash flows from servicing income using a rate consistent with the risk associated with these assets and an estimate of future net servicing income of the underlying loans. In the event that the amortized cost of the MSR asset exceeds the fair value of the asset, a valuation allowance would be established through a charge against servicing income. Subsequent fair value evaluations may determine that impairment has been reduced or eliminated, in which case the valuation allowance would be reduced through a credit to earnings. At June 30, 2020, the balance of residential mortgage loans serviced for third parties was $107,430,000 compared to $115,620,000 at December 31, 2019.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2020	2019	2020	2019
Amortized cost:
Balance at beginning of period	$739	$922	$965	$925
Originations of mortgage servicing rights	42	74	55	124
Amortization expense	(122)	(47)	(188)	(83)
Valuation allowance	(10)	(44)	(183)	(61)
Balance at end of period	$649	$905	$649	$905

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

At June 30, 2020, the Corporation performed an interim analysis of goodwill due to the deterioration in general economic conditions as a result of the COVID-19 pandemic that represented a triggering event prompting an evaluation of goodwill impairment. Based upon this interim analysis, it does not appear more likely than not, that the fair value of the reporting unit is less than the carrying amount. The core operations of the bank continue to function as intended and profitability is expected to return to a level supportive of a stock price over the organization’s book value.

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

Per Share Data

All per share computations include the effect of stock dividends distributed. The computation of net income per share is provided in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net income	$3,050	$4,859	$61	$8,950

Weighted average shares outstanding (basic)	9,770	9,926	9,765	9,927
Effect of dilutive stock options	24	65	33	67
Weighted average shares outstanding (diluted)	9,794	9,991	9,798	9,994

Basic earnings per share	$0.31	$0.49	$0.01	$0.90
Diluted earnings per share	$0.31	$0.49	$0.01	$0.90

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

Supplemental cash flow information is provided in the table below.

	Six months ended
	June 30,
(dollars in thousands)	2020	2019
Cash paid during the period for:
Income taxes	$0	$2,450
Interest	$8,985	$10,590

Noncash investing and financing activities:
Transfer of loans to foreclosed real estate	$121	$0
Initial recognition of financing lease right-of-use assets	$0	$1,358
Initial recognition of financing lease liabilities	$0	$1,480
Initial recognition of operating lease right-of-use assets	$186	$2,958
Initial recognition of operating lease liabilities	$186	$3,035
Increase in other liabilities for purchase of securities settling after quarter end	$663	$0

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

Note 2 – Securities

A summary of securities available-for-sale at June 30, 2020 and December 31, 2019 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof and investments in the obligations of states and municipalities. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At June 30, 2020, 87 percent of the fair value of the municipal bond portfolio was concentrated in the Commonwealth of Pennsylvania and 11 percent was concentrated in the state of Texas. The portfolio was intentionally distributed to limit exposure with the largest issuer at $2.0 million.

	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2020
Debt securities:
U.S. Treasury notes	$4,999	$54	$0	$5,053
U.S. agency mortgage-backed, residential	126,374	5,132	(3)	131,503
State and municipal	21,730	326	(5)	22,051
Corporate debt	991	117	0	1,108
Total debt securities	$154,094	$5,629	$(8)	$159,715
December 31, 2019
Debt securities:
U.S. Treasury notes	$9,834	$119	$0	$9,953
U.S. agency	15,000	0	(77)	14,923
U.S. agency mortgage-backed, residential	106,799	1,443	(87)	108,155
State and municipal	26,385	260	(1)	26,644
Total debt securities	$158,018	$1,822	$(165)	$159,675

The amortized cost and estimated fair value of debt securities at June 30, 2020 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$10,634	$10,715
Due after one year through five years	101,065	104,618
Due after five years through ten years	30,577	31,697
Due after ten years	11,818	12,685
Total debt securities	$154,094	$159,715

Gross realized gains and losses on sales of securities available-for-sale are shown below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement. Proceeds from the sale of securities were $6,372,000, with a related tax expense of $11,000 for the three months ended June 30, 2020. Proceeds from the sale of securities were $3,760,000, with no related tax benefit or expense for the three months ended June 30, 2019. Proceeds from the sale of securities were $26,288,000, with a related tax expense of $14,000 for the six months ended June 30, 2020. Proceeds from the sale securities were $9,777,000, with a related tax benefit of $1,000 for the six months ended June 30, 2019.

	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands)	2020	2019	2020	2019
Realized gains	$50	$11	$124	$14
Realized losses	0	(10)	(59)	(17)
Net gains (losses)	$50	$1	$65	$(3)

Investment securities having a carrying value of $130,662,000 and $128,427,000 on June 30, 2020 and December 31, 2019, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at June 30, 2020 and December 31, 2019.

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
June 30, 2020
Debt securities:
U.S. agency mortgage-backed, residential	2	2,128	(3)	0	0	0	2	2,128	(3)
State and municipal	1	1,023	(5)	0	0	0	1	1,023	(5)
Total temporarily impaired debt
securities, available-for-sale	3	$3,151	$(8)	0	$0	$0	3	$3,151	$(8)
December 31, 2019
Debt securities:
U.S. agency	1	4,983	(17)	2	9,940	(60)	3	14,923	(77)
U.S. agency mortgage-backed, residential	12	21,821	(82)	2	1,163	(5)	14	22,984	(87)
State and municipal	1	466	(1)	0	0	0	1	466	(1)
Total temporarily impaired debt
securities, available-for-sale	14	$27,270	$(100)	4	$11,103	$(65)	18	$38,373	$(165)

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

The Corporation believes that unrealized losses at June 30, 2020 were primarily the result of changes in market interest rates and that the Corporation has the ability to hold these investments for a time necessary to recover the amortized cost. Through June 30, 2020 the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

Note 3—Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of June 30, 2020 and December 31, 2019, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLBP”) and, to a lesser degree, Atlantic Community Bancshares, Inc. (“ACBI”), the parent company of Atlantic Community Bankers Bank (“ACBB”). Under the FHLBP’s Capital Plan member banks, including PeoplesBank, are required to maintain a minimum stock investment. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the periods ended June 30, 2020 and 2019. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended June 30, 2020 and 2019.

Note 4—Loans

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at June 30, 2020 and December 31, 2019. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance. Those industries representing the largest dollar investment and most risk are listed separately. The “Other” commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

	June 30,	% Total	December 31,	% Total
(dollars in thousands)	2020	Loans	2019	Loans
Builder & developer	$174,312	10.9	$159,312	10.6
Commercial real estate investor	204,852	12.8	207,227	13.8
Residential real estate investor	253,941	15.9	247,969	16.5
Hotel/Motel	80,748	5.0	80,260	5.3
Wholesale & retail	113,515	7.1	109,238	7.3
Manufacturing	98,722	6.2	86,511	5.7
Agriculture	77,386	4.8	80,719	5.4
Other	384,259	24.0	313,371	20.7
Total commercial related loans	1,387,735	86.7	1,284,607	85.3
Residential mortgages	90,072	5.6	94,868	6.3
Home equity	99,835	6.2	100,827	6.7
Other	23,487	1.5	24,833	1.7
Total consumer related loans	213,394	13.3	220,528	14.7
Total loans	$1,601,129	100.0	$1,505,135	100.0

Loan Risk Ratings

The Corporation’s internal risk rating system follows regulatory guidance as to risk classifications and definitions. Every approved loan is assigned a risk rating. Generally, risk ratings for commercial related loans and residential mortgages held for investment are determined by a formal evaluation of risk factors performed by the Corporation’s underwriting staff. For consumer loans, and commercial loans up to $500,000, the Corporation uses third-party credit scoring software models for risk rating purposes. The loan portfolio is monitored on a continuous basis by loan officers, loan review personnel and senior management. Adjustments of loan risk ratings are generally performed by the Special Asset Committee (the ‘Committee’), which includes senior management. The Committee, which typically meets at least quarterly, makes changes, as appropriate, to risk ratings when it becomes aware of credit events such as payment delinquency, cessation of a business or project, bankruptcy or death of the borrower, or changes in collateral value. In addition to review by the Committee, existing loans are monitored by the primary loan officer and loan review officer to determine if any changes, upward or downward, in risk ratings are appropriate. An external consultant is also used to review a portion of the existing portfolio and recommend rating changes as appropriate. Primary loan officers and internal loan review officers may downgrade existing loans, except to nonaccrual status. Only the Committee, Executive Chairman or President/CEO may upgrade a loan that is classified.

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

The table below presents a summary of loan risk ratings by loan class at June 30, 2020 and December 31, 2019.

		Special
(dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total
June 30, 2020
Builder & developer	$162,795	$10,739	$250	$528	$174,312
Commercial real estate investor	197,112	6,470	1,055	215	204,852
Residential real estate investor	244,589	3,339	142	5,871	253,941
Hotel/Motel	50,033	17,541	13,174	0	80,748
Wholesale & retail	102,769	8,963	1,783	0	113,515
Manufacturing	92,471	521	5,730	0	98,722
Agriculture	69,683	3,720	401	3,582	77,386
Other	358,040	4,714	12,900	8,605	384,259
Total commercial related loans	1,277,492	56,007	35,435	18,801	1,387,735
Residential mortgage	89,763	144	12	153	90,072
Home equity	99,122	59	0	654	99,835
Other	23,271	0	0	216	23,487
Total consumer related loans	212,156	203	12	1,023	213,394
Total loans	$1,489,648	$56,210	$35,447	$19,824	$1,601,129

December 31, 2019
Builder & developer	$151,672	$6,503	$252	$885	$159,312
Commercial real estate investor	201,967	3,890	1,145	225	207,227
Residential real estate investor	238,216	3,780	202	5,771	247,969
Hotel/Motel	67,732	12,528	0	0	80,260
Wholesale & retail	89,556	10,513	1,954	7,215	109,238
Manufacturing	76,721	1,058	7,597	1,135	86,511
Agriculture	76,350	1,123	404	2,842	80,719
Other	277,634	16,490	13,748	5,499	313,371
Total commercial related loans	1,179,848	55,885	25,302	23,572	1,284,607
Residential mortgage	94,388	131	74	275	94,868
Home equity	100,089	61	0	677	100,827
Other	24,600	0	7	226	24,833
Total consumer related loans	219,077	192	81	1,178	220,528
Total loans	$1,398,925	$56,077	$25,383	$24,750	$1,505,135

Impaired Loans

The table below presents a summary of impaired loans at June 30, 2020 and December 31, 2019 generally, impaired loans are all loans risk rated nonaccrual or classified troubled debt restructuring. An allowance is established for individual loans that are commercial related where the Corporation has doubt as to the full recovery of the outstanding principal balance. Typically, impaired consumer related loans are partially or fully charged-off eliminating the need for specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for payments collected on a non-cash basis and charge-offs.

	With No Allowance		With A Related Allowance			Total
	Recorded	Unpaid	Recorded	Unpaid	Related	Recorded	Unpaid
(dollars in thousands)	Investment	Principal	Investment	Principal	Allowance	Investment	Principal
June 30, 2020
Builder & developer	$591	$793	$140	$141	$83	$731	$934
Commercial real estate investor	1,270	1,271	0	0	0	1,270	1,271
Residential real estate investor	905	1,020	4,966	5,032	1,796	5,871	6,052
Hotel/Motel	0	0	0	0	0	0	0
Wholesale & retail	240	240	0	0	0	240	240
Manufacturing	0	0	0	0	0	0	0
Agriculture	2,360	2,411	1,222	1,243	534	3,582	3,654
Other commercial	4,981	12,640	3,624	3,888	1,641	8,605	16,528
Total impaired commercial related loans	10,347	18,375	9,952	10,304	4,054	20,299	28,679
Residential mortgage	153	153	0	0	0	153	153
Home equity	654	666	0	0	0	654	666
Other consumer	216	224	0	0	0	216	224
Total impaired consumer related loans	1,023	1,043	0	0	0	1,023	1,043
Total impaired loans	$11,370	$19,418	$9,952	$10,304	$4,054	$21,322	$29,722

December 31, 2019
Builder & developer	$621	$651	$473	$474	$238	$1,094	$1,125
Commercial real estate investor	1,370	1,371	0	0	0	1,370	1,371
Residential real estate investor	734	753	5,037	5,137	1,873	5,771	5,890
Hotel/Motel	0	0	0	0	0	0	0
Wholesale & retail	273	273	7,184	7,811	2,537	7,457	8,084
Manufacturing	13	13	1,122	1,220	463	1,135	1,233
Agriculture	1,784	1,791	1,058	1,058	701	2,842	2,849
Other commercial	1,864	1,974	3,635	3,888	1,608	5,499	5,862
Total impaired commercial related loans	6,659	6,826	18,509	19,588	7,420	25,168	26,414
Residential mortgage	275	277	0	0	0	275	277
Home equity	677	677	0	0	0	677	677
Other consumer	226	231	0	0	0	226	231
Total impaired consumer related loans	1,178	1,185	0	0	0	1,178	1,185
Total impaired loans	$7,837	$8,011	$18,509	$19,588	$7,420	$26,346	$27,599

The table below presents a summary of average impaired loans and related interest income that was included in net income for the three and six months ended June 30, 2020 and 2019.

	With No Related Allowance		With A Related Allowance		Total
	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income	Investment	Income
Three months ended June 30, 2020
Builder & developer	$942	10	141	0	$1,083	$10
Commercial real estate investor	1,297	18	0	0	1,297	18
Residential real estate investor	929	16	4,984	0	5,913	16
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	256	1	3,535	0	3,791	1
Manufacturing	6	0	512	0	518	0
Agriculture	2,386	40	1,094	0	3,480	40
Other commercial	4,376	21	3,629	0	8,005	21
Total impaired commercial related loans	10,192	106	13,895	0	24,087	106
Residential mortgage	153	0	0	0	153	0
Home equity	660	16	0	0	660	16
Other consumer	218	4	0	0	218	4
Total impaired consumer related loans	1,031	20	0	0	1,031	20
Total impaired loans	$11,223	$126	$13,895	$0	$25,118	$126

Three months ended June 30, 2019
Builder & developer	$1,196	$14	$0	$0	$1,196	$14
Commercial real estate investor	2,644	34	0	0	2,644	34
Residential real estate investor	362	6	4,283	0	4,645	6
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	245	3	7,204	0	7,449	3
Manufacturing	16	4	1,454	0	1,470	4
Agriculture	652	20	0	0	652	20
Other commercial	1,953	0	6,778	0	8,731	0
Total impaired commercial related loans	7,068	81	19,719	0	26,787	81
Residential mortgage	276	3	0	0	276	3
Home equity	564	5	0	0	564	5
Other consumer	271	5	0	0	271	5
Total impaired consumer related loans	1,111	13	0	0	1,111	13
Total impaired loans	$8,179	$94	$19,719	$0	$27,898	$94

	With No Related Allowance		With A Related Allowance		Total
	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income	Investment	Income
Six months ended June 30, 2020
Builder & developer	$835	22	252	0	$1,087	$22
Commercial real estate investor	1,322	40	0	0	1,322	40
Residential real estate investor	864	22	5,002	0	5,866	22
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	261	3	4,751	0	5,012	3
Manufacturing	8	3	716	0	724	3
Agriculture	2,185	59	1,082	0	3,267	59
Other commercial	3,539	52	3,631	0	7,170	52
Total impaired commercial related loans	9,014	201	15,434	0	24,448	201
Residential mortgage	194	3	0	0	194	3
Home equity	666	37	0	0	666	37
Other consumer	220	7	0	0	220	7
Total impaired consumer related loans	1,080	47	0	0	1,080	47
Total impaired loans	$10,094	$248	$15,434	$0	$25,528	$248

Six months ended June 30, 2019
Builder & developer	$1,147	$28	$45	$0	$1,192	$28
Commercial real estate investor	3,280	68	0	0	3,280	68
Residential real estate investor	544	11	4,318	0	4,862	11
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	1,897	6	7,346	0	9,243	6
Manufacturing	451	9	1,538	0	1,989	9
Agriculture	654	33	0	0	654	33
Other commercial	5,717	0	5,483	0	11,200	0
Total impaired commercial related loans	13,690	155	18,730	0	32,420	155
Residential mortgage	406	9	0	0	406	9
Home equity	579	11	0	0	579	11
Other consumer	271	9	0	0	271	9
Total impaired consumer related loans	1,256	29	0	0	1,256	29
Total impaired loans	$14,946	$184	$18,730	$0	$33,676	$184

Past Due and Nonaccrual

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule that shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at June 30, 2020 and December 31, 2019.

			≥ 90 Days
	30-59	60-89	Past Due		Total Past
	Days	Days	and		Due and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Loans
June 30, 2020
Builder & developer	$696	$0	$0	$528	$1,224	$173,088	$174,312
Commercial real estate investor	0	0	0	215	215	204,637	204,852
Residential real estate investor	0	0	0	5,871	5,871	248,070	253,941
Hotel/Motel	0	159	0	0	159	80,589	80,748
Wholesale & retail	32	0	0	0	32	113,483	113,515
Manufacturing	0	0	0	0	0	98,722	98,722
Agriculture	0	0	0	3,582	3,582	73,804	77,386
Other	962	3,788	520	8,605	13,875	370,384	384,259
Total commercial related loans	1,690	3,947	520	18,801	24,958	1,362,777	1,387,735
Residential mortgage	0	107	487	153	747	89,325	90,072
Home equity	185	30	0	654	869	98,966	99,835
Other	0	874	78	216	1,168	22,319	23,487
Total consumer related loans	185	1,011	565	1,023	2,784	210,610	213,394
Total loans	$1,875	$4,958	$1,085	$19,824	$27,742	$1,573,387	$1,601,129

December 31, 2019
Builder & developer	$0	$0	$43	$885	$928	$158,384	$159,312
Commercial real estate investor	0	0	0	225	225	207,002	207,227
Residential real estate investor	295	0	0	5,771	6,066	241,903	247,969
Hotel/Motel	0	0	0	0	0	80,260	80,260
Wholesale & retail	0	0	0	7,215	7,215	102,023	109,238
Manufacturing	409	0	0	1,135	1,544	84,967	86,511
Agriculture	14	0	0	2,842	2,856	77,863	80,719
Other	463	1,865	120	5,499	7,947	305,424	313,371
Total commercial related loans	1,181	1,865	163	23,572	26,781	1,257,826	1,284,607
Residential mortgage	0	70	104	275	449	94,419	94,868
Home equity	249	276	0	677	1,202	99,625	100,827
Other	750	68	13	226	1,057	23,776	24,833
Total consumer related loans	999	414	117	1,178	2,708	217,820	220,528
Total loans	$2,180	$2,279	$280	$24,750	$29,489	$1,475,646	$1,505,135

Troubled Debt Restructurings

Loans classified as troubled debt restructurings (TDRs) are designated impaired and arise when the Corporation grants borrowers experiencing financial difficulties concessions that it would not otherwise consider. Concessions granted with respect to these loans generally involve an extension of the maturity date or a below market interest rate relative to new debt with similar credit risk. Generally, these loans are secured by real estate. If repayment of the loan is determined to be collateral dependent, the loan is evaluated for impairment loss based on the fair value of the collateral. For loans that are not collateral dependent, the present value of expected future cash flows, discounted at the loan’s original effective interest rate, is used to determine any impairment loss. A nonaccrual TDR represents a nonaccrual loan, as previously defined, which includes an economic concession. Nonaccrual TDRs are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive payments after the modification and future principal and interest payments are reasonably assured. In contrast, an accruing TDR represents a loan that, at the time of the modification, has a demonstrated history of payments and management believes that future loan payments are reasonably assured under the modified terms. TDRs included as impaired loan totaled $1,548,000, $1,650,000 and $3,824,000 as of June 30, 2020, December 31, 2019 and June 30, 2019, respectively. There are no commitments to lend additional amounts to these TDRs as of June 30, 2020, December 31, 2019 and June 30, 2019.

As of June 30, 2020, there have been modifications to 25 consumer loans totaling approximately $1,700,000, 23 mortgage loans totaling approximately $8,000,000 and 374 commercial loans totaling approximately $261,000,000 under the CARES Act, which are not considered TDRs.

The table below shows loans whose terms have been modified under TDRs during the three and six months ended June 30, 2020 and 2019. There were no impairment losses recognized on these TDRs. There were no defaults during the six months ended June 30, 2020 and June 30, 2019 for TDRs entered into during the previous 12 month period.

Modifications
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Recorded
	of	Recorded	Recorded	Investment
(dollars in thousands)	Contracts	Investments	Investments	at Period End
Three months ended:

June 30, 2020
None

June 30, 2019
None

Six months ended:

June 30, 2020
None
June 30, 2019
Commercial related loans accruing	1	$63	$63	$59

jfjdfjd

NOTE 5 – Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the three and six months ended June 30, 2020 and 2019.

	Allowance for Loan Losses
	April 1, 2020				June 30, 2020
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,226	$(674)	$0	$824	$2,376
Commercial real estate investor	2,682	0	0	50	2,732
Residential real estate investor	4,759	0	3	5	4,767
Hotel/Motel	1,056	0	0	474	1,530
Wholesale & retail	4,558	(3,116)	0	956	2,398
Manufacturing	1,316	(392)	0	(23)	901
Agriculture	1,140	0	0	(28)	1,112
Other commercial	4,465	(179)	0	324	4,610
Total commercial related loans	22,202	(4,361)	3	2,582	20,426
Residential mortgage	235	0	0	(6)	229
Home equity	304	0	0	(7)	297
Other consumer	97	(6)	14	(11)	94
Total consumer related loans	636	(6)	14	(24)	620
Unallocated	0	0	0	(8)	(8)
Total	$22,838	$(4,367)	$17	$2,550	$21,038

	Allowance for Loan Losses
	April 1, 2019				June 30, 2019
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,967	$0	$0	$(259)	$2,708
Commercial real estate investor	2,652	0	0	(84)	2,568
Residential real estate investor	4,010	0	3	(125)	3,888
Hotel/Motel	799	0	0	(53)	746
Wholesale & retail	1,801	0	0	1,681	3,482
Manufacturing	1,266	0	0	89	1,355
Agriculture	578	0	0	(22)	556
Other commercial	5,185	0	0	(40)	5,145
Total commercial related loans	19,258	0	3	1,187	20,448
Residential mortgage	132	0	0	5	137
Home equity	195	(97)	1	173	272
Other consumer	199	(30)	16	(25)	160
Total consumer related loans	526	(127)	17	153	569
Unallocated	297	0	0	(140)	157
Total	$20,081	$(127)	$20	$1,200	$21,174

	Allowance for Loan Losses
	January 1, 2020				June 30, 2020
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,263	$(844)	$0	$957	$2,376
Commercial real estate investor	2,565	0	0	167	2,732
Residential real estate investor	4,632	0	6	129	4,767
Hotel/Motel	742	0	0	788	1,530
Wholesale & retail	3,575	(3,116)	7	1,932	2,398
Manufacturing	1,252	(392)	0	41	901
Agriculture	1,304	0	0	(192)	1,112
Other commercial	4,204	(7,690)	0	8,096	4,610
Total commercial related loans	20,537	(12,042)	13	11,918	20,426
Residential mortgage	158	0	0	71	229
Home equity	203	0	0	94	297
Other consumer	167	(11)	27	(89)	94
Total consumer related loans	528	(11)	27	76	620
Unallocated	1	0	0	(9)	(8)
Total	$21,066	$(12,053)	$40	$11,985	$21,038

	Allowance for Loan Losses
	January 1, 2019				June 30, 2019
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,835	$0	$0	$(127)	$2,708
Commercial real estate investor	2,636	0	0	(68)	2,568
Residential real estate investor	3,945	0	6	(63)	3,888
Hotel/Motel	732	0	0	14	746
Wholesale & retail	1,813	0	0	1,669	3,482
Manufacturing	1,287	0	0	68	1,355
Agriculture	579	0	0	(23)	556
Other commercial	4,063	(46)	0	1,128	5,145
Total commercial related loans	17,890	(46)	6	2,598	20,448
Residential mortgage	126	0	0	11	137
Home equity	265	(117)	2	122	272
Other consumer	144	(90)	25	81	160
Total consumer related loans	535	(207)	27	214	569
Unallocated	719	0	0	(562)	157
Total	$19,144	$(253)	$33	$2,250	$21,174

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for June 30, 2019.

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated For	Evaluated For		Evaluated For	Evaluated For
(dollars in thousands)	Impairment	Impairment	Balance	Impairment	Impairment	Balance
June 30, 2020
Builder & developer	$83	$2,293	$2,376	$731	$173,581	$174,312
Commercial real estate investor	0	2,732	2,732	1,270	203,582	204,852
Residential real estate investor	1,796	2,971	4,767	5,871	248,070	253,941
Hotel/Motel	0	1,530	1,530	0	80,748	80,748
Wholesale & retail	0	2,398	2,398	240	113,275	113,515
Manufacturing	0	901	901	0	98,722	98,722
Agriculture	534	578	1,112	3,582	73,804	77,386
Other commercial	1,641	2,969	4,610	8,605	375,654	384,259
Total commercial related	4,054	16,372	20,426	20,299	1,367,436	1,387,735
Residential mortgage	0	229	229	153	89,919	90,072
Home equity	0	297	297	654	99,181	99,835
Other consumer	0	94	94	216	23,271	23,487
Total consumer related	0	620	620	1,023	212,371	213,394
Unallocated	0	(8)	(8)	0	0	0
Total	$4,054	$16,984	$21,038	$21,322	$1,579,807	$1,601,129

December 31, 2019
Builder & developer	$238	$2,025	$2,263	$1,094	$158,218	$159,312
Commercial real estate investor	0	2,565	2,565	1,370	205,857	207,227
Residential real estate investor	1,873	2,759	4,632	5,771	242,198	247,969
Hotel/Motel	0	742	742	0	80,260	80,260
Wholesale & retail	2,537	1,038	3,575	7,457	101,781	109,238
Manufacturing	463	789	1,252	1,135	85,376	86,511
Agriculture	701	603	1,304	2,842	77,877	80,719
Other commercial	1,608	2,596	4,204	5,499	307,872	313,371
Total commercial related	7,420	13,117	20,537	25,168	1,259,439	1,284,607
Residential mortgage	0	158	158	275	94,593	94,868
Home equity	0	203	203	677	100,150	100,827
Other consumer	0	167	167	226	24,607	24,833
Total consumer related	0	528	528	1,178	219,350	220,528
Unallocated	0	1	1	0	0	0
Total	$7,420	$13,646	$21,066	$26,346	$1,478,789	$1,505,135

Note 6—Deposits

The composition of deposits as of June 30, 2020 and December 31, 2019 is shown below. The aggregate amount of demand deposit overdrafts that were reclassified as loans is $52,000 at June 30, 2020, compared to $86,000 at December 31, 2019.

	June 30,	December 31,
(dollars in thousands)	2020	2019
Noninterest bearing demand	$397,968	$273,968
Interest bearing demand	201,746	174,248
Money market	558,220	513,948
Savings	101,586	85,489
Time deposits less than $100	296,808	303,527
Time deposits $100 to $250	184,971	175,477
Time deposits $250 or more	66,343	63,907
Total deposits	$1,807,642	$1,590,564

Note 7—Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. At June 30, 2020, the balance of securities sold under agreements to repurchase was $9,477,000 compared to $7,925,000 at December 31, 2019. At June 30, 2020 and December 31, 2019, there were no other short-term borrowings.

The following table presents a summary of long-term debt as of June 30, 2020 and December 31, 2019. PeoplesBank’s long-term debt obligations to the FHLBP are fixed rate instruments. Under terms of a blanket collateral agreement with the FHLBP, the obligations are secured by FHLBP stock and PeoplesBank qualifying loan receivables, principally real estate secured loans.

	June 30,	December 31,
(dollars in thousands)	2020	2019
PeoplesBank’s obligations:
Federal Home Loan Bank of Pittsburgh (FHLBP)
Due March 2020, 1.86%	$0	$10,000
Due June 2020, 1.87%	0	15,000
Due June 2020, 2.70%	0	10,000
Due June 2021, 2.81%	10,000	10,000
Due June 2021, 2.14%	15,000	15,000
Due May 2022, 2.93%	10,000	10,000
Total FHLBP	$35,000	$70,000
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 2.33%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 2.76% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Total junior subordinated debt	$10,310	$10,310
Lease obligations included in long-term debt:
Finance lease liabilities	1,309	1,322
Total long-term debt	$46,619	$81,632

At June 30, 2020 and December 31, 2019, municipal deposit letters of credit issued by the FHLBP on behalf of PeoplesBank naming applicable municipalities as beneficiaries were $42,000,000. The letters of credit took the place of securities pledged to the municipalities for their deposits maintained at PeoplesBank.

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

Leases with an initial term of 12 months or less are not recorded on the consolidated statement of condition. All other leases have remaining lease terms of 1 year to 25 years, some of which include options to extend. Upon opening a new financial center, we typically install brand-specific leasehold improvements which are depreciated over the shorter of the useful life or length of the lease. To the extent that the initial lease term of the related lease is less than the useful life of the leasehold improvements and, taking into consideration the dollar amount of the improvements, we conclude that it is reasonably certain that a renewal option will be exercised, the renewal period is included in the lease term, and the related payments are reflected in the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Corporation utilizes its incremental borrowing rate at lease inception, on an amortizing and collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used. For the Corporation’s financing lease, the Corporation utilized its incremental borrowing rate at lease inception.

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

The components of lease expense were as follows:

	Three months ended
	June 30,
(dollars in thousands)	2020	2019
Operating lease cost	$192	$188

Finance lease cost:
Amortization of right-of-use assets	$12	$17
Interest on lease liability	12	13
Total finance lease cost	$24	$30

Total lease cost	$216	$218

	Six months ended
	June 30,
(dollars in thousands)	2020	2019
Operating lease cost	$395	$376

Finance lease cost:
Amortization of right-of-use assets	$24	$34
Interest on lease liability	24	26
Total finance lease cost	$48	$60

Total lease cost	$443	$436

Supplemental cash flow information related to leases was as follows:

	Six months ended
	June 30,
	2020	2019
Operating cash flows from operating leases	$404	$387
Operating cash flows from financing leases	24	26
Financing cash flows from financing leases	13	22

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	186	0
Finance leases	0	0

Amounts recognized as right-of-use assets related to finance leases are included in fixed assets in the accompanying statement of financial position, while related lease liabilities are included in long-term debt. Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2020	2019
Assets:
Operating leases right-of-use assets	$2,683	$3,021
Finance leases assets	1,111	1,134
Total lease assets	$3,794	$4,155

Liabilities:
Operating	$2,824	$3,184
Financing	1,309	1,322
Total lease liabilities	$4,133	$4,506

Weighted Average Remaining Lease Term (years)
Operating leases	5.6	5.6
Finance leases	23.7	24.2

Weighted Average Discount Rate
Operating leases	2.70%	2.72%
Finance leases	3.69%	3.69%

Future minimum payments for financing leases and operating leases as of June 30, 2020 and December 31, 2019 were as follows:

(dollars in thousands:)	June 30, 2020
Year Ending December 31,	Operating Leases	Finance Leases
2020	$343	$38
2021	667	75
2022	604	75
2023	489	75
2024	413	75
Thereafter	508	1,666
Total lease payments	3,024	2,004
Less imputed interest	(200)	(695)
Total	$2,824	$1,309

(dollars in thousands:)	December 31, 2019
Year Ending December 31,	Operating Leases	Finance Leases
2020	$767	$74
2021	706	75
2022	545	75
2023	491	75
2024	413	75
Thereafter	507	1,668
Total lease payments	3,429	2,042
Less imputed interest	(245)	(720)
Total	$3,184	$1,322

Note 9—Regulatory Matters

The Corporation and PeoplesBank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action that, if imposed, could have a material adverse effect on the Corporation’s financial statements. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of June 30, 2020, the Corporation and PeoplesBank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of June 30, 2020 and December 31, 2019, the most recent regulatory notifications categorized PeoplesBank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The table below provides a comparison of the Corporation’s and PeoplesBank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirement for the periods indicated. Minimum amounts and ratios include the full phase in of the capital conservation buffer of 2.5 percent required by the Basel III framework.

			Minimum for Basel III		Well Capitalized
	Actual		Capital Adequacy		Minimum (1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at June 30, 2020
Capital ratios:
Common equity Tier 1	$184,862	12.85%	$100,688	7.00%	n/a	n/a
Tier 1 risk based	194,862	13.55	122,264	8.50	n/a	n/a
Total risk based	212,880	14.80	151,032	10.50	n/a	n/a
Leverage	194,862	9.50	82,048	4.00	n/a	n/a

at December 31, 2019
Capital ratios:
Common equity Tier 1	$187,312	12.45%	$105,359	7.00%	n/a	n/a
Tier 1 risk based	197,312	13.11	127,936	8.50	n/a	n/a
Total risk based	216,154	14.36	158,039	10.50	n/a	n/a
Leverage	197,312	10.55	74,820	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at June 30, 2020
Capital ratios:
Common equity Tier 1	$191,102	13.32%	$100,452	7.00%	$93,276	6.50%
Tier 1 risk based	191,102	13.32	121,977	8.50	114,802	8.00
Total risk based	209,078	14.57	150,677	10.50	143,502	10
Leverage	191,102	9.33	81,909	4.00	102,386	5.00

at December 31, 2019
Capital ratios:
Common equity Tier 1	$193,421	12.88%	$105,118	7.00%	$97,610	6.50%
Tier 1 risk based	193,421	12.88	127,643	8.50	120,135	8.00
Total risk based	212,220	14.13	157,677	10.50	150,169	10
Leverage	193,421	10.36	74,673	4.00	93,341	5.00

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

Share Repurchase

The Corporation’s Board of Directors approved a new Share Repurchase Program (“Program”) in March 2020. Under the newly approved Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. During the first quarter of 2020 the Corporation repurchased 5,335 shares at an average price of $16.37. Shortly after the Program began, and in response to COVID-19, the Corporation suspended the Program. There was no activity under the program for the quarter ended June 30, 2020.

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

Note 12—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a client to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to clients.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $17,866,000 of standby letters of credit outstanding on June 30, 2020, compared to $17,253,000 on December 31, 2019. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of June 30, 2020 and December 31, 2019, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
June 30, 2020
Securities available-for-sale:
U.S. Treasury notes	$5,053	$5,053	$0	$0
U.S. agency mortgage-backed, residential	131,503	0	131,503	0
State and municipal	22,051	0	22,051	0
Corporate debt	1,108	0	1,108	0

December 31, 2019
Securities available-for-sale:
U.S. Treasury notes	$9,953	$9,953	$0	$0
U.S. agency	14,923	0	14,923	0
U.S. agency mortgage-backed, residential	108,155	0	108,155	0
State and municipal	26,644	0	26,644	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans

Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At June 30, 2020, the fair value of impaired loans with a valuation allowance or partial charge-off was $6,560,000, net of valuation allowances of $4,054,000 and partial charge-offs of $7,634,000. At December 31, 2019 the fair value of impaired loans with a valuation allowance or charge-off was $11,297,000, net of valuation allowances of $7,420,000 and charge-offs of $134,000.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based on an independent third-party appraisal of the property or occasionally on a recent sales offer. At June 30, 2020 with a valuation allowance or write-down was $103,000 which is net of write-downs of $18,000, and at December 31, 2019, the fair value of foreclosed real estate with a valuation allowance or write-down was $797,000 which is net of write-downs of $617,000.

Mortgage Servicing Rights

Mortgage servicing rights are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. The fair value of servicing rights is based on the present value of estimated future cash flows on pools of mortgages stratified by rate and original time to maturity. Mortgage servicing rights are subsequently evaluated for impairment on a quarterly basis. Significant inputs to the valuation include expected cash flow, expected net servicing income, a cash flow discount rate and the expected life of the underlying loans. At June 30, 2020, the fair value of the mortgage servicing rights asset was $649,000. At December 31, 2019, the fair value of the mortgage servicing rights asset was $1,047,000.

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
June 30, 2020
Impaired loans	$6,560	$0	$0	$6,560
Foreclosed real estate	103	0	0	103
Mortgage servicing rights	649	0	0	649

December 31, 2019
Impaired loans	$11,297	$0	$0	$11,297
Foreclosed real estate	797	0	0	797
Mortgage servicing rights	1,047	0	0	1,047

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
(dollars in thousands)	Estimate	Techniques	Input	Range	Average
June 30, 2020
Impaired loans	$6,560	Appraisal (1)	Appraisal adjustments (2)	15% -50%	41%

Foreclosed real estate	103	Appraisal (1)	Appraisal adjustments (2)	15% - 15%	15%
Mortgage Servicing Rights	649	Multiple of annual service fee	Estimated prepayment speed based on rate and term	15.6% - 19.2%	18.4%

December 31, 2019
Impaired loans	$5,991	Appraisal (1)	Appraisal adjustments (2)	15% - 55%	44%

Impaired loans	5,306	Business asset valuation (3)	Business asset valuation adjustments (4)	10% - 73%	70%
Foreclosed real estate	797	Appraisal (1)	Appraisal adjustments (2)	22% - 22%	22%
Mortgage Servicing Rights	1,047	Multiple of annual service fee	Estimated prepayment speed based on rate and term	7.9% - 8.9%	8.7%

(1)Fair value is generally determined through independent appraisals, which generally include various level 3 inputs that are not identifiable.

(2)Appraisal amounts may be adjusted downward by the Corporation's management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expense adjustments are presented as a percent of the appraisal.

(3)Fair value is generally determined through customer-provided financial statements and bankruptcy court documents.

(4)Business asset valuation may be adjusted downward by the corporation's management qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses adjustments are presented as a percent of the financial statement book value.

The following presents the carrying amounts and estimated fair values of the Corporation’s financial instruments as of June 30, 2020 and December 31, 2019.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices	Significant	Significant
			in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
(dollars in thousands)	Amount	Fair Value	Identical Assets	Inputs	Inputs
June 30, 2020
Financial assets
Cash and cash equivalents	$215,361	$215,361	$215,361	$0	$0
Securities available-for-sale	159,715	159,715	5,053	154,662	0
Loans held for sale	17,534	18,274	0	18,274	0
Loans, net	1,580,091	1,587,083	0	0	1,587,083
Interest receivable	6,534	6,534	0	6,534	0

Financial liabilities
Deposits	$1,807,642	$1,814,706	$0	$1,814,706	$0
Short-term borrowings	9,477	9,477	0	9,477	0
Long-term debt (1)	45,310	44,427	0	35,899	8,528
Interest payable	617	617	0	617	0

Off-balance sheet instruments	0	0	0	0	0

December 31, 2019
Financial assets
Cash and cash equivalents	$131,591	$131,591	$131,591	$0	$0
Securities available-for-sale	159,675	159,675	9,953	149,722	0
Restricted investment in bank stocks	4,551	4,551	0	4,551	0
Loans held for sale	11,803	12,460	0	12,460	0
Loans, net	1,484,069	1,472,772	0	0	1,472,772
Interest receivable	5,016	5,016	0	5,016	0

Financial liabilities
Deposits	$1,590,564	$1,582,179	$0	$1,582,179	$0
Short-term borrowings	7,925	7,925	0	7,925	0
Long-term debt (1)	80,310	79,579	0	70,486	9,093
Interest payable	842	842	0	842	0

Off-balance sheet instruments	0	0	0	0	0

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

				Gross amounts Not Offset in
				the Statements of Condition
				Financial Instruments
(dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	U.S. agency mortgage-backed, residential	U.S. agency	Cash Collateral Pledged	Net Amount
June 30, 2020
Repurchase Agreements	$9,477	$0	$9,477	$(10,114)	$0	$0	$(637)

December 31, 2019
Repurchase Agreements	$7,925	$0	$7,925	$(9,601)	$0	$0	$(1,676)

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

Note that many factors, some of which are discussed elsewhere in this report and in the documents that are incorporated by reference, could affect the future financial results of the Corporation and its subsidiaries, both individually and collectively, and could cause those results to differ materially from those expressed in the forward-looking statements contained or incorporated by reference in this Form 10-Q. These factors include, but are not limited to, the following:

•Operating, legal and regulatory risks;

•Credit risk, including an increase in nonperforming assets requiring loss provisions and the incurrence of carrying costs related to nonperforming assets;

•Interest rate fluctuations which could increase our cost of funds or decrease our yield on earning assets and therefore reduce our net interest income;

•Declines in the market value of investment securities considered to be other-than-temporary;

•Unavailability of capital when needed, or availability at less than favorable terms;

•Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, which may adversely affect the Corporation’s operations, net income or reputation;

•Inability to achieve merger-related synergies, and difficulties in integrating the business and operations of acquired institutions;

•A prolonged economic downturn or excessive inflation;

•Political and competitive forces affecting banking, securities, asset management and credit services businesses;

•Occurrence of natural or man-made disasters or calamities, including health emergencies, the spread of infectious diseases, or pandemics;

•The effects of and changes in the rate of FDIC premiums, including special assessments;

•Future legislative or administrative changes to U.S. governmental capital programs;

•Future changes in federal or state tax laws or tax rates;

•Enacted financial reform legislation, e.g., Dodd-Frank Wall Street Reform and Consumer Protection Act, may have a significant impact on the Corporation’s business and results of operations; and

•The risk that management’s analyses of these risks and forces could be incorrect and/or that the strategies developed to address them could be unsuccessful.

COVID – 19 Pandemic

The coronavirus has affected nearly every aspect of personal and business life over the last quarter. The Company has needed to react quickly to changing guidelines from the CDC and at the state levels. The changes in how the Company must conduct its essential services to the community are continuing to evolve. Thru the second quarter, efforts to mitigate the spread of this virus have been successful in both Pennsylvania and Maryland, allowing a path for re-opening businesses.

In recent weeks, the nation has seen a resurgence of hot spots resulting in some states tightening up guidelines and issuing lockdowns. The impact on the Company’s market area from the number of growing cases in other parts of the country is still unknown, but is starting to show signs of potential impact.  Governor Wolf has recently announced a need to create stricter guidelines and travel restrictions in Pennsylvania in order to slow the spread of COVID-19 due to higher infection rates in other states.

The PeoplesBank Crisis Management Team has been monitoring the situation closely and is meeting weekly to manage the changing dynamics of COVID-19.

Associates

Approximately 40 percent of the Company’s associates are continuing to work off-premise. A phased approach and a comprehensive plan to safely return associates working remotely has been developed, and will be implemented as the number of COVID-19 cases decline and as permitted by state municipal authorities. On-going associate communication and training related to staying healthy and safe during a pandemic has been a priority.  At the time of this release, one associate has tested positive for COVID-19.

Re-Opening

A phased plan to re-open the majority of Financial Centers was also implemented in the second quarter. This involved developing and training associates on new lobby protocols, installing new signage, removing upholstered furniture, and adding plastic shields on the teller line.

The first eight financial centers re-opened with lobby service on June 15th. The locations identified to open in the first phase were based on transaction volumes, higher staffing levels and the ability to serve clients across a geographic region. By the end of June, nineteen financial centers and three Retirement Community Office lobbies were open with several modifications to ensure the safety of clients and associates. These include shorter lobby hours, designated hours for seniors and clients at high risk, a designated lobby manager to screen and limit the number of clients in a lobby at a time, and additional cleaning protocols. Five Financial Centers continue to offer drive-thru and by appointment only hours, and four Retirement Community Offices and three Loan Production Offices (Young Manor, Centerville, Bel Air) remain closed.

The Company purchased electrostatic machines to reduce third-party expenses and internally manage the sanitizing of all facilities.

Client Hardship

In addition to higher volume of calls to our Client Care Center, financial hardship telephone lines were set-up to assist clients with loan deferments, SBA loans, and fee waivers. The Company continued to waive ATM foreign fees throughout the entire second quarter for all clients.

PeoplesBank continues to responsibly and prudently extend credit to qualified borrowers. In addition, we were active participants in the SBA Paycheck Protection Program (PPP).  As of July 15th, PeoplesBank has processed approximately 1,300 PPP loans totaling $180 million with projected fees exceeding $6 million. The majority of these loans (83 percent) were supporting small businesses with loan amounts below $150,000.

Digital Adoption

In mid-June, PeoplesBank began promoting video call appointments to clients as another option for connecting with a financial mentor. Associates who serve as financial mentors participated in extensive training on how to conduct professional and effective video calls with clients.

During this quarter, digital adoption continued to rise as record numbers of clients utilized online banking and mobile deposit features.

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

Three Months Ended June 30, 2020 vs. Three Months Ended June 30, 2019

FINANCIAL HIGHLIGHTS

The Corporation’s net income (earnings) was $3,050,000 for the quarter ended June 30, 2020, as compared to $4,859,000 for the quarter ended June 30, 2019, a decrease of $1,809,000 or 37 percent.

•Net interest income for the second quarter of 2020 decreased $1,343,000 or 8 percent below the same period in 2019, primarily due to lower rates of interest on loans and lower rates on interest bearing deposits with banks, partially offset by lower rates on interest bearing demand deposits in the second quarter 2020 as compared to the second quarter 2019.

•The Corporation’s net interest margin (tax-equivalent basis) for the second quarter 2020 was 3.07 percent, compared to 3.75 percent for the second quarter 2019. The net interest margin contraction was a result of lower rates on interest bearing deposits with banks and lower rates on loans, partially offset by lower rates on interest bearing demand deposits.

•The provision for loan losses for the second quarter 2020 was $2,550,000, as compared to a provision of $1,200,000 for the second quarter 2019. The increased provision expense in the second quarter 2020 was attributed primarily to a partial charge off arising from a single commercial lending relationship. The partial charge off did not exceed the specific reserve allocation for the relationship, however, it did increase the historical loss factor in the allowance for loan loss analysis. In addition, changes in the external environment created by COVID-19 caused management to increase the qualitative factors for certain loan segments in the allowance for loan loss analysis, which resulted in additional provision for loan losses in the quarter. Both periods supported adequate allowance for loan loss coverage, however, changing economic conditions associated with the COVID-19 pandemic may require future adjustments. The allowance as a percentage of total loans was 1.31 percent at June 30, 2020 as compared to 1.40 percent at December 31, 2019 and 1.44 percent at June 30, 2019.

•Noninterest income for the second quarter 2020 decreased $107,000 or 3 percent compared to the second quarter 2019. Service charges on deposit accounts decreased. The decrease was offset by trust and investment service fees and gain on sales from loans held for sale increased in 2020.

•Noninterest expense in the second quarter 2020 was $374,000 or 3 percent lower than the second quarter 2019. Lower personnel costs, marketing and foreclosed real estate accounted for a majority of the decrease. The decrease was partially offset by an increase in external data processing and impaired loan carrying cost.

•The provision for income taxes for the second quarter 2020 decreased by $617,000 or 47 percent as compared to the second quarter 2019 as a result of the lower income before taxes in the second quarter 2020 as compared to the second quarter 2019.

The schedule below presents selected performance metrics for the second quarter of both 2020 and 2019. Per share computations include the effect of stock dividends, including the most recent, a 5 percent stock dividend distributed in the fourth quarter of 2019.

	Three months ended
	June 30,
	2020	2019
Basic earnings per share	$0.31	$0.49
Diluted earnings per share	$0.31	$0.49
Cash dividend payout ratio	51.22%	31.14%
Return on average assets	0.59%	1.06%
Return on average equity	6.37%	10.45%
Net interest margin (tax equivalent basis)	3.07%	3.75%
Net overhead ratio	1.68%	1.93%
Efficiency ratio	65.52%	62.42%
Average equity to average assets	9.30%	10.13%

A more detailed analysis of the factors and trends affecting the Corporation’s earnings and financial position follows.

INCOME STATEMENT ANALYSIS

Net Interest Income

Unless otherwise noted, this section discusses interest income and interest expense amounts as reported in the Consolidated Statements of Income, which are not presented on a tax equivalent basis.

Net interest income for the quarter ended June 30, 2020 was $14,900,000, a decrease of $1,343,000 or 8 percent compared to net interest income of $16,243,000 for the second quarter 2019. The decrease was primarily attributable to lower rates of interest on loans, lower rates on interest bearing deposits with banks and was partially offset by lower rates on interest bearing demand deposits in the second quarter 2020 as compared to the second quarter 2019.

The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 3.07 percent for the second quarter 2020 compared to the 3.75 percent for the second quarter 2019. The net interest margin contraction was a result of lower interest rates on interest bearing deposits with banks and lower interest rates on loans, partially offset by lower rates on interest bearing demand deposits.

Total interest income for the second quarter 2020 totaled $18,838,000, a decrease of $2,697,000 or 13 percent below the amount of total interest income for the second quarter 2019. The change was primarily a result of lower rates on interest bearing deposits with banks and lower rates on commercial loans.

Interest and dividend income on investments decreased $93,000 or 9 percent in the second quarter 2020 compared to the same period in 2019. The average balance of the investment securities portfolio increased $7,469,000 or 5 percent when comparing the second quarter 2020 to the same period in 2019. The tax-equivalent yield on investments for the second quarter 2020 was 2.29 percent or 37 basis points lower than the 2.66 percent experienced in the second quarter 2019.

Interest income on loans decreased $2,094,000 or 10 percent in the second quarter 2020 compared to the same period in 2019. The average balance of outstanding loans, primarily commercial loans, increased approximately $109,221,000 or 7 percent comparing the second quarter 2020 to the same period in 2019. Lower rates on the loan portfolio were the primary driver of the decrease in interest income on loans. The tax-equivalent yield on loans for the second quarter 2020 was 4.50 percent or 88 basis points less than the 5.38 percent experienced in the second quarter 2019.

Total interest expense for the second quarter 2020 was $3,938,000, a decrease of $1,354,000 or 26 percent as compared to total interest expense of $5,292,000 for the second quarter 2019. The change was primarily the result of a decrease in the cost of interest bearing demand deposits.

Interest expense on deposits decreased $1,115,000 or 24 percent in the second quarter 2020 compared to the same period in 2019. The average rate paid on interest bearing deposits was 1.01 percent in the second quarter 2020 or 45 basis points lower than the average rate paid of 1.46 percent in the second quarter 2019. The average balance of interest bearing deposits for the second quarter 2020 increased by $134,873,000 or 11 percent compared to the second quarter 2019. Also, the Corporation experienced favorable growth in noninterest-bearing deposits, with the average volume for the second quarter 2020 increasing 47 percent to $378,549,000 as compared to $257,451,000 for the second quarter 2019.

For the second quarter 2020 interest expense on borrowings decreased $239,000 or 35 percent compared to the second quarter 2019. Short-term borrowings consisting of repurchase agreements and other short-term borrowings averaged $8,234,000 for the second quarter 2020, compared to an average balance of $8,066,000 for the second quarter 2019. The rate on average short-term borrowings for the second quarter 2020 was 0.54 percent, a decrease as compared to a rate of 0.55 percent for the second quarter 2019. Long-term debt, primarily from the Federal Home Loan Bank of Pittsburgh (FHLBP), averaged $66,406,000 for the second quarter 2020 and $106,495,000 for the second quarter 2019. For the second quarter 2020, the rate on average long-term borrowings was 2.58 percent, an increase as compared to a rate of 2.50 percent for the second quarter 2019.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended June 30,
	2020			2019
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$194,820	$48	0.10%	$93,302	$558	2.40%
Investment securities:
Taxable	143,861	784	2.19	128,243	832	2.60
Tax-exempt	21,304	157	2.96	29,453	212	2.89
Total investment securities	165,165	941	2.29	157,696	1,044	2.66

Loans:
Taxable (1)	1,590,244	17,800	4.50	1,480,696	19,890	5.39
Tax-exempt	10,103	100	3.98	10,430	104	4.00
Total loans	1,600,347	17,900	4.50	1,491,126	19,994	5.38
Total earning assets	1,960,332	18,889	3.88	1,742,124	21,596	4.97
Other assets (2)	97,777			94,278
Total assets	$2,058,109			$1,836,402
Liabilities and Shareholders' Equity
Deposits:
Interest bearing demand	$747,550	$654	0.35%	$674,048	$2,035	1.21%
Savings	97,506	15	0.06	86,832	21	0.10
Time	555,683	2,832	2.05	504,986	2,560	2.03
Total interest bearing deposits	1,400,739	3,501	1.01	1,265,866	4,616	1.46
Short-term borrowings	8,234	11	0.54	8,066	11	0.55
Long-term debt	66,406	426	2.58	106,495	665	2.50
Total interest bearing liabilities	1,475,379	3,938	1.07	1,380,427	5,292	1.54

Noninterest bearing deposits	378,549			257,451
Other liabilities	12,684			12,526
Shareholders' equity	191,497			185,998

Total liabilities and
shareholders' equity	$2,058,109			$1,836,402
Net interest income (tax equivalent basis)		$14,951			$16,304
Net interest margin (3)			3.07%			3.75%
Tax equivalent adjustment		(51)			(61)
Net interest income		$14,900			$16,243

(1)Average balance includes average nonaccrual loans of $25,749,000 for 2020 and $24,987,000 for 2019.

Interest includes net loan fees of $1,190,000 for 2020 and $759,000 for 2019.

(2)Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.

(3)Net interest income (tax equivalent basis) annualized as a percentage of average earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended
	June 30,
	2020 vs. 2019
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$607	$(1,117)	$(510)
Investment securities:
Taxable	102	(150)	(48)
Tax-exempt	(59)	4	(55)
Loans:
Taxable	1,794	(3,884)	(2,090)
Tax-exempt	(4)	0	(4)
Total interest income	2,440	(5,147)	(2,707)
Interest Expense
Deposits:
Interest bearing demand	216	(1,597)	(1,381)
Savings	3	(9)	(6)
Time	257	15	272
Short-term borrowings	0	0	0
Long-term debt	(230)	(9)	(239)
Total interest expense	246	(1,600)	(1,354)
Net interest income (tax equivalent basis)	$2,194	$(3,547)	$(1,353)

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

The provision for loan losses is an expense charged to earnings to cover the estimated losses attributable to uncollected loans. The provision reflects management’s judgment of an appropriate level for the allowance for loan losses. Provision for loan losses for the second quarter 2020 was $2,550,000, a $1,350,000 increase as compared to a provision of $1,200,000 for the second quarter 2019. The increased provision expense in the second quarter 2020 was attributed primarily to a partial charge off arising from a single commercial lending relationship. The partial charge off did not exceed the specific reserve allocation for the relationship, however, it did increase the historical loss factor in the allowance for loan loss analysis. In addition, changes in the external environment created by COVID-19 caused management to increase the qualitative factors for certain loan segments in the allowance for loan loss analysis, which resulted in additional provision for loan losses in the quarter. Both periods supported adequate allowance for loan loss coverage, however, changing economic conditions associated with the COVID-19 pandemic may require future adjustments. The allowance as a percentage of total loans was 1.31 percent at June 30, 2020, as compared to 1.40 percent at December 31, 2019 and 1.44 percent at June 30, 2019.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 52.

Noninterest Income

The following table presents the components of total noninterest income for the second quarter 2020, compared to the second quarter 2019.

Table 3 - Noninterest income

	Three months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2020	2019	$	%

Trust and investment services fees	$946	$881	$65	7%
Income from mutual fund, annuity and insurance sales	249	296	(47)	(16)
Service charges on deposit accounts	975	1,208	(233)	(19)
Income from bank owned life insurance	279	292	(13)	(4)
Other income	482	645	(163)	(25)
Gain on sales of loans held for sale	554	319	235	74
Gain on sales of securities	50	1	49	*nm
Total noninterest income	$3,535	$3,642	$(107)	(3)%

*nm – not meaningful

The discussion that follows addresses changes in selected categories of noninterest income.

Income from mutual fund, annuity and insurance sales—The $47,000 or 16 percent decrease in income from mutual fund, annuity and insurance sales is due to a slow down in new business impacted by the changing rate environment.

Service charges on deposit accounts—The $233,000 or 19 percent decrease in service charges on deposit accounts is attributed to a lower assessment of overdraft fees in the second quarter 2020 compared to the second quarter 2019. The lower assessment is partially due to the waiver of fees associated with the COVID-19 pandemic followed by an overall reduction in overdraft fees once fee assessment resumed. In addition foreign ATM fees were waived during the second quarter 2020.

Other income—The $163,000 or 25 percent decrease in other income is due to lower swap fee referrals during the second quarter 2020 compared to the second quarter 2019.

Gain on sales of loans held for sale—The $235,000 or 74 percent increase in gain on sales of loans was due to the sale of a larger volume of the mortgage loans to the secondary market during the second quarter 2020 compared to the second quarter 2019.

Noninterest Expense

The following table presents the components of total noninterest expense for the second quarter 2020, compared to the second quarter 2019.

Table 4 - Noninterest expense

	Three months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2020	2019	$	%

Personnel	$7,196	$7,391	$(195)	(3)%
Occupancy of premises, net	865	900	(35)	(4)
Furniture and equipment	841	775	66	9
Postage, stationery and supplies	205	175	30	17
Professional and legal	245	222	23	10
Marketing	311	374	(63)	(17)
FDIC insurance	172	223	(51)	(23)
Debit card processing	284	317	(33)	(10)
Charitable donations	93	134	(41)	(31)
Telecommunications	144	130	14	11
External data processing	704	616	88	14
(Gain)/loss on foreclosed real estate, including (recovery of) provision for losses	(193)	47	(240)	(511)
Impaired loan carrying costs	190	80	110	138
Other	1,073	1,120	(47)	(4)
Total noninterest expense	$12,130	$12,504	$(374)	(3)%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $195,000 or 3 percent decrease in personnel expense is primarily the result of a lower number of full time equivalent employees.

Postage, stationery and supplies—The $30,000 or 17 percent increase in postage, stationery and supplies expense is attributed to an increase in customer mailings during the second quarter 2020.

Marketing—The $63,000 or 17 percent decrease in marketing expense is attributed to marketing campaigns delayed in 2020 due to the COVID-19 pandemic.

FDIC insurance—The $51,000 or 23 percent decrease in FDIC insurance expense is attributed to a lower assessment factor.

Charitable donations—The $41,000 or 31 percent decrease in charitable donations expense is attributed to a delay in charitable donations due to the COVID-19 pandemic.

(Gain)/loss on foreclosed real estate, including (recovery of) provision for losses—The $240,000 or 511 percent decrease in foreclosed real estate expense is primarily attributed to the recovery of a provision for losses on foreclosed real estate that was sold during the second quarter 2020.

Impaired loan carrying costs—The $110,000 or 138 percent increase in impaired loan carrying costs expense is primarily attributed to increased expenses associated with impaired loans.

Provision for Income Taxes

The provision for income taxes for the second quarter 2020 was $705,000, a decrease of $617,000 or 47 percent as compared to the second quarter 2019. The decrease was attributed to lower pre-tax net income for the second quarter 2020 compared to the second quarter 2019. The effective tax rate for the three months ended June 30, 2020 was 18.8 percent and the effective tax rate for the three months ended June 30, 2019 was 21.4 percent. The effective tax rate differs from the statutory tax rate primarily due to the impact of certain elements with specific tax benefits, including tax-exempt income, such as income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance.

Six Months Ended June 30, 2020 vs. Six Months Ended June 30, 2019

financial highlights

The Corporation’s net income (earnings) was $61,000 for the first six months of 2020 compared to $8,950,000 for the first six months of 2019, a decrease of $8,889,000 or 99 percent.

•Net interest income for the first six months of 2020 decreased $1,507,000 or 5 percent below the first six months of 2019, primarily due to lower rates on interest bearing deposits with banks and lower rates on loans, partially offset by lower rates on interest bearing demand deposits over the previous period.

•The Corporation’s net interest margin (tax-equivalent basis) for the six months ended June 30, 2020 was 3.25 percent, compared to 3.72 percent for the first six months of 2019. The net interest margin contraction was a result of lower rates on interest bearing deposits with banks, lower rates on loans, partially offset by lower rates on interest bearing demand deposits.

•The provision for loan losses for the first six months of 2020 was $11,985,000 a $9,735,000 increase as compared to a provision of $2,250,000 for the first six months of 2019. The increased provision expense in 2020 was primarily due to partial charge offs on two commercial lending relationships. In addition, changes in the external environment created by COVID-19 caused management to increase the qualitative factors for certain loan segments in the allowance for loan loss analysis, which resulted in additional provision for loan losses during the year. The provision for both periods supported adequate allowance for loan loss coverage, however, changing economic conditions associated with the COVID-19 pandemic may require future adjustments. The allowance as a percentage of total loans was 1.31 percent at June 30, 2020, as compared to 1.40 percent at December 31, 2019, and 1.44 percent at June 30, 2019.

•Noninterest income for the first six months of 2020 increased $93,000 1 percent compared to the first six months of 2019. Contributing to the rise in noninterest income were trust and investment services fees and gain on sale of loans held for sale. A decline in service charges on deposit accounts offset some of the increase.

•Noninterest expense for the first six months of 2020 were $25,449,000 2 percent higher than the first six months of 2019. The increase was primarily attributable to higher furniture and equipment, professional and legal, external data processing and impaired loans carrying costs. Offsetting some of the increase were declines in marketing and FDIC insurance.

•The provision for income taxes for the first six months of 2020 decreased $2,644,000 or 111 percent as compared to the first six months of 2019 as a result of lower income before taxes in the first six months of 2020 compared to the first six months of 2019.

On June 30, 2020, the Corporation’s total assets were $2.07 billion, an increase of 10 percent since December 31, 2019. The increase was primarily attributed to loan growth.

The Corporation’s capital level remained sound as evidenced by regulatory capital ratios that exceed current regulatory requirements for well capitalized institutions. As of June 30, 2020, the Corporation’s capital calculations and ratios reflect full compliance with the Basel III regulatory capital framework, which became effective on January 1, 2015.

The schedule below presents selected performance metrics for the first six months of both 2020 and 2019. Per share computations include the effect of stock dividends, including the most recent, 5 percent stock dividend distributed in the fourth quarter of 2019.

	Six months ended
	June 30,
	2020	2019
Basic earnings per share	$0.01	$0.90
Diluted earnings per share	$0.01	$0.90
Cash dividend payout ratio	5,119.67%	33.80%
Return on average assets	0.01%	0.98%
Return on average equity	0.06%	9.75%
Net interest margin (tax equivalent basis)	3.25%	3.72%
Net overhead ratio	1.88%	2.00%
Efficiency ratio	68.00%	64.33%
Average equity to average assets	9.75%	10.08%

A more detailed analysis of the factors and trends affecting the Corporation’s earnings and financial position follows.

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income for the six months ended June 30, 2020 was $30,267,000, a decrease of $1,507,000 or 5 percent compared to net interest income of $31,774,000 for the first six months of 2019. The decrease was primarily attributable to lower rates on interest bearing deposits with banks and lower rates on loans, partially offset by lower rates on interest bearing demand deposits over the previous period.

The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 3.25 percent for the first six months of 2020, representing an decrease compared to the 3.72 percent net interest margin for the first six months of 2019. The net interest margin contraction was a result of lower rates on interest bearing deposits with banks, lower rates on loans, partially offset by lower rates on interest bearing demand deposits.

Total interest income for the first six months of 2020 totaled $39,027,000, a decrease of $3,384,000 or 8 percent below the amount of total interest income for the first six months of 2019. The change was primarily a result of a decrease in loan interest income due to lower rates on commercial loans and lower rates on interest bearing deposits with banks.

Interest income on loans decreased $2,840,000 or 7 percent in the first six months of 2020 compared to the same period in 2019. The average balance of outstanding loans increased approximately $56,828,000 or 4 percent in the first six months of 2020 compared to the first six months of 2019, reflecting commercial loan growth between the two periods.

Investment income for the first six months of 2020 decreased $64,000 or 3 percent compared to the first six months of 2019. The tax-equivalent yield on investments for the first six months of 2020 was 2.46 percent or 24 basis points lower than the 2.70 percent experienced during the first six months of 2019.

Total interest expense for the first six months of 2020 was $8,760,000, a decrease of $1,877,000 or 18 percent as compared to total interest expense of $10,637,000 for the first six months of 2019. The change in interest expense was primarily a result of a decrease in the cost of interest bearing demand deposits and lower volume of long-term debt between the two periods.

Interest expense on deposits decreased $1,459,000 or 16 percent in the first six months of 2020 compared to the same period in 2019. The change was due primarily to a decrease in the cost of interest bearing demand deposits. The average balance of interest-bearing deposits for the first six months of 2020, primarily in lower cost core deposits, increased by $112,602,000 or 9 percent compared to the average for the first six months of 2019. The average rate paid on interest-bearing deposits in the first six months of 2020 was 1.14 percent, a decrease from the average rate of 1.49 percent paid on interest-bearing deposits during the first six months of 2019. Also, the Corporation experienced favorable growth in noninterest-bearing deposits, with the average volume for the first six months of 2020 increasing to $322,962,000, as compared to $251,188,000 for the first six months of 2019.

Interest expense on borrowings for the first six months of 2020 decreased $30 percent compared to the first six months of 2019, due to a lower volume of long-term debt. Outstanding long-term debt, consisting primarily of Federal Home Loan Bank of Pittsburgh (FHLBP) advances, averaged $75,538,000 for the first six months of 2020, compared to an average balance of approximately $113,090,000 for the same period of 2019. The rate on average long-term debt for the first six months of 2020 was 2.56 percent, an increase as compared to the rate of 2.46 percent for the same period of 2019.

Table 5-Average Balances and Interest Rates (tax equivalent basis)

	Six months ended June 30,
	2020			2019
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$163,666	$440	0.54%	$76,941	$920	2.41%
Investment securities:
Taxable	141,878	1,676	2.38	123,524	1,627	2.66
Tax-exempt	22,442	332	2.97	33,043	471	2.87
Total investment securities	164,320	2,008	2.46	156,567	2,098	2.70

Loans:
Taxable (1)	1,541,876	36,468	4.76	1,485,434	39,315	5.34
Tax-exempt	10,965	221	4.05	10,579	210	4.00
Total loans	1,552,841	36,689	4.75	1,496,013	39,525	5.33
Total earning assets	1,880,827	39,137	4.18	1,729,521	42,543	4.96
Other assets (2)	97,972			91,767
Total assets	$1,978,799			$1,821,288
Liabilities and Shareholders' Equity
Deposits:
Interest bearing demand	$721,070	$1,951	0.54%	$678,079	$4,417	1.31%
Savings	92,527	35	0.08	86,738	43	0.10
Time	553,009	5,791	2.11	489,187	4,776	1.97
Total interest bearing deposits	1,366,606	7,777	1.14	1,254,004	9,236	1.49
Short-term borrowings	7,637	20	0.53	7,255	20	0.56
Long-term debt	75,538	963	2.56	113,090	1,381	2.46
Total interest bearing liabilities	1,449,781	8,760	1.22	1,374,349	10,637	1.56

Noninterest bearing deposits	322,962			251,188
Other liabilities	13,172			12,239
Shareholders' equity	192,884			183,512

Total liabilities and
shareholders' equity	$1,978,799			$1,821,288
Net interest income (tax equivalent basis)		$30,377			$31,906
Net interest margin (3)			3.25%			3.72%
Tax equivalent adjustment		(110)			(132)
Net interest income		$30,267			$31,774

(1)Average balance includes average nonaccrual loans of $26,148,000 for 2020 and $21,561,000 for 2019.

Interest includes net loan fees of $2,009,000 for 2020 and $1,271,000 for 2019.

(2)Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.

(3)Net interest income (tax equivalent basis) annualized as a percentage of average interest earning assets.

Table 6-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Six months ended
	June 30,
	2020 vs. 2019
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$1,037	$(1,517)	$(480)
Investment securities:
Taxable	216	(167)	49
Tax-exempt	(151)	12	(139)
Loans:
Taxable	2,049	(4,896)	(2,847)
Tax-exempt	8	3	11
Total interest income	3,159	(6,565)	(3,406)
Interest Expense
Deposits:
Interest bearing demand	204	(2,670)	(2,466)
Savings	3	(11)	(8)
Time	623	392	1,015
Short-term borrowings	0	0	0
Long-term debt	(421)	3	(418)
Total interest expense	409	(2,286)	(1,877)
Net interest income (tax equivalent basis)	$2,750	$(4,279)	$(1,529)

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

For the first six months of 2020, the provision for loan losses was $11,985,000, as compared to a provision of $2,250,000 for the first six months of 2019, an increase of $9,735,000. The increased provision expense in 2020 was primarily due to partial charge offs on two commercial lending relationships. In addition, changes in the external environment created by COVID-19 caused management to increase the qualitative factors for certain loan segments in the allowance for loan loss analysis, which resulted in additional provision for loan losses during the year. The provision for both periods supported adequate allowance for loan loss coverage, however, changing economic conditions associated with the COVID-19 pandemic may require future adjustments. The allowance as a percentage of total loans was 1.31 percent at June 30, 2020, as compared to 1.40 percent at December 31, 2019, and 1.44 percent at June 30, 2019.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 52.

Noninterest Income

The following table presents the components of total noninterest income for the first six months of 2020, compared to the first six months of 2019.

Table 7 - Noninterest income

	Six months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2020	2019	$	%

Trust and investment services fees	$1,940	$1,721	$219	13%
Income from mutual fund, annuity and insurance sales	510	531	(21)	(4)
Service charges on deposit accounts	2,105	2,366	(261)	(11)
Income from bank owned life insurance	565	659	(94)	(14)
Other income	921	1,054	(133)	(13)
Gain on sales of loans held for sale	852	537	315	59
Gain (loss) on sales of securities	65	(3)	68	*nm
Total noninterest income	$6,958	$6,865	$93	1%

*nm – not meaningful

The discussion that follows addresses changes in selected categories of noninterest income.

Trust and investment services fees—The $219,000 or 13 percent increase in trust and investment services fees is due to growth of new business.

Service charges on deposit accounts—The $261,000 or 11 percent decrease in service charges on deposit accounts is due to a lower assessment of overdraft fees in 2020 compared to 2019. The lower assessment is partially due to the waiver of fees associated with the COVID-19 pandemic followed by an overall reduction in overdraft fees once fee assessment resumed. In addition foreign ATM fees were waived during the second quarter 2020.

Gain on sales of loans held for sale—The $315,000 or 59 percent increase in gain on sales of loans is due to the sale of a larger volume of mortgage loans to the secondary market.

Noninterest Expense

The following table presents the components of total noninterest expense for the first six months of 2020, compared to the first six months of 2019.

Table 8 - Noninterest expense

	Six months ended		Change
	June 30,		Increase (Decrease)
(dollars in thousands)	2020	2019	$	%

Personnel	$15,001	$15,097	$(96)	(1)%
Occupancy of premises, net	1,791	1,863	(72)	(4)
Furniture and equipment	1,694	1,547	147	10
Postage, stationery and supplies	422	359	63	18
Professional and legal	450	331	119	36
Marketing	636	723	(87)	(12)
FDIC insurance	339	460	(121)	(26)
Debit card processing	673	640	33	5
Charitable donations	965	979	(14)	(1)
Telecommunications	265	256	9	4
External data processing	1,408	1,172	236	20
(Gain)/loss on roreclosed real estate, including (recovery of) provision for losses	(173)	134	(307)	(229)
Impaired loan carrying costs	476	119	357	300
Other	1,502	1,385	117	8
Total noninterest expense	$25,449	$25,065	$384	2%

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $96,000 or 1 percent decrease in personnel is primarily the result of fewer full-time equivalent employees in 2020 compared to the prior period.

Professional and legal—The $119,000 or 36 percent increase in professional and legal is primarily due to an increase in CPA and consulting fees.

FDIC insurance—The $121,000 or 26 percent decrease in FDIC insurance is due to a lower assessment rate.

External data processing—The $236,000 or 20 percent increase in external data processing expenses reflects increased reliance on outsourcing transaction processing to specialized vendors, which is typically performed on such vendors’ hosted and secure websites. In addition, increased volumes in both accounts and transactions year over year due to business expansion resulted in higher costs. The Corporation continues to expand and enhance electronic banking services provided to our clients which contributed to the increase in the expense.

(Gain)/loss on foreclosed real estate including, (recovery of) provision for losses—The $307,000 or 229 percent decrease in foreclosed real estate including provision for losses is attributed to the recovery of provision for loss associated with the sale of foreclosed real estate.

Impaired loan carrying costs—The $357,000 or 300 percent increase in impaired loan carrying costs is attributed to the volume of impaired loans and the associated costs to maintain these loans.

Provision for Income Taxes

The income tax benefit for the first six months of 2020 was $ (270,000), a decrease of $2,644,000 or 111 percent as compared to the first six months of 2019. The effective tax benefit for the six months ended June 30, 2020 was 129.2 percent and the effective tax rate for the six months ended June 30, 2019 was 21.0 percent. The effective tax rate differs from the statutory tax rate primarily due to the impact of certain elements with specific tax benefits, including tax-exempt income, such as income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance.

BALANCE SHEET REVIEW

Interest Bearing Deposits with Banks

On June 30, 2020, interest bearing deposits with banks totaled $197,432,000, an increase of $86,690,000 or 78 percent, compared to the level at year-end 2019. The increase is primarily the result of the growth in client deposits, offset by loan growth and a decrease in long-term debt.

Investment Securities (Available-for-Sale)

The Corporation’s entire investment securities portfolio is classified available-for-sale, and is comprised primarily of interest-earning debt securities. The overall composition of the Corporation’s investment securities portfolio is provided in Note 2—Securities. On June 30, 2020, the fair value of investment securities available-for-sale totaled $159,715,000, which represented an increase of $40,000 as compared to the fair value of investment securities at year-end 2019. New investments during the first six months of 2020 replaced principal reductions from investment maturities, mortgage-backed security payments, and sales.

Loans

On June 30, 2020, total loans, net of deferred fees, were $1.58 billion, which was $96,022,000 or 6 percent higher than the level at year-end 2019. The change in volume was due primarily to an increase in PPP loans, which totaled approximately $177 million at June 30, 2020. Commercial loans within the builder and developer, commercial real estate investor and residential real estate investor sectors each represented more than 10 percent of the total portfolio. The composition of the Corporation’s loan portfolio is provided in Note 4—Loans.

Deposits

Deposits are the Corporation’s principal source of funding for earning assets. On June 30, 2020, deposits totaled $1.81 billion, which reflected a $217,078,000 or 14 percent increase compared to the level at year-end 2019. Of the increase in total deposits, $124,000,000 is attributable to noninterest bearing deposits and $93,078,000 is related to growth in interest bearing deposits. The composition of the Corporation’s total deposit portfolio is provided in Note 6—Deposits.

Short-term Borrowings

Short-term borrowings, which consist of securities sold under agreements to repurchase (repurchase agreements), federal funds purchased, and other short-term borrowings, totaled $9,477,000 at June 30, 2020, which reflected a $1,552,000 or 20 percent increase compared to the level at year-end 2019.

Long-term Debt

The Corporation uses long-term borrowings as a secondary funding source for asset growth and to manage interest rate risk. On June 30, 2020, long-term debt totaled $46,619,000 compared to $81,632,000 at year-end 2019. The $35,013,000 decrease is primarily the result of $10,000,000 in FHLBP borrowings that were repaid at maturity during the first quarter 2020 and $25,000,000 in FHLBP borrowings that were repaid at maturity during the second quarter 2020. A listing of outstanding long-term debt obligations is provided in Note 7—Short-Term Borrowings and Long-Term Debt. The composition of the Corporation’s leases is provided in Note 8—Leases.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion and acquisitions, dividend policy and distributions, and regulatory mandates. The Corporation’s total shareholders’ equity was approximately $191,835,000 on June 30, 2020, an increase of approximately $667,000 or less than 1 percent, compared to the level at year-end 2019.

Cash Dividends on Stock

The Corporation has historically paid cash dividends on its stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation's capital requirements, current and projected net income, and other relevant factors. As recently announced, the Board of Directors declared a quarterly cash dividend of $0.10 per share on July 14, 2020, payable on August 11, 2020, to shareholders of record at the close of business on July 28, 2020. This cash dividend follows the $0.16 cash dividend distributed in February 2020 and May 2020.

Capital Adequacy

The Corporation and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. The regulatory capital measures for the Corporation and PeoplesBank as of June 30, 2020 and the minimum capital ratios established by regulators are set forth in Note 8—Regulatory Matters to the financial statements. We believe that both Codorus Valley and PeoplesBank were well capitalized on June 30, 2020 and had no regulatory dividend restrictions (see Note 9—Regulatory Matters to the financial statements).

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

Nonperforming Assets

Nonperforming assets, as shown in the table below, are asset categories that pose the greatest risk of loss. The level of nonperforming assets at June 30, 2020 has decreased by approximately $4,815,000 or 19 percent when compared to year-end 2019. The decrease was primarily the result of a net decrease in nonaccrual loans.

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

The paragraphs and table below address significant changes in the nonperforming asset categories as of June 30, 2020 compared to December 31, 2019.

Table 5 - Nonperforming Assets

	June 30,	December 31,
(dollars in thousands)	2020	2019

Nonaccrual loans	$19,773	$24,696
Nonaccrual loans, troubled debt restructurings	51	54
Accruing loans 90 days or more past due	1,085	280
Total nonperforming loans	20,909	25,030
Foreclosed real estate, net of allowance	103	797
Total nonperforming assets	$21,012	$25,827
Accruing troubled debt restructurings	$1,497	$1,596

Total period-end loans, net of deferred fees	$1,601,129	$1,505,135
Allowance for loan losses (ALL)	$21,038	$21,066
ALL as a % of total period-end loans	1.31%	1.40%
Net charge-offs year-to-date, annualized as a % of average total loans	1.55%	0.04%
ALL as a % of nonperforming loans	100.62%	84.16%
Nonperforming loans as a % of total period-end loans	1.31%	1.66%
Nonperforming assets as a % of total period-end
loans and net foreclosed real estate	1.31%	1.72%
Nonperforming assets as a % of total period-end assets	1.01%	1.37%
Nonperforming assets as a % of total period-end
shareholders' equity	10.95%	13.51%

Nonperforming loans

Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due. We generally place a loan on nonaccrual status and cease accruing interest income (i.e., recognize interest income on a cash basis, as long as the loan is sufficiently collateralized) when loan payment performance is unsatisfactory and the loan is past due 90 days or more. A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all of the principal and interest amounts contractually due are current for at least six consecutive payments and future payments are reasonably assured. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. As of June 30, 2020, the nonperforming loan portfolio balance totaled $20,909,000, compared to $25,030,000 at year-end 2019. During the first six months of 2020, loans totaling $12,709,000 were transferred to nonaccrual status, offset by the transfer of loans out of nonaccrual status and payments to loans in nonaccrual status totaling approximately $5,694,000 and charge offs totaling $11,941,000. There was an $805,000 increase in 90 day past due loans, resulting in the net decrease of $4,121,000. For both periods, the nonperforming portfolio balance was comprised primarily of collateralized commercial loans.

Foreclosed Real Estate

Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank and is included in the Other Assets category on the Corporation’s balance sheet. The carrying amount of foreclosed real estate as of June 30, 2020, net of allowance, totaled $103,000 compared to $797,000 at year-end 2019. The $694,000 decrease was the result of the disposition of one property totaling $797,000, offset by the addition of one property totaling $103,000, net of a $18,000 writedown.

Troubled Debt Restructurings

Troubled debt restructurings pertain to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. As of June 30, 2020, the accruing troubled debt restructuring portfolio balance totaled $1,497,000, compared to $1,596,000 at year-end 2019. The $99,000 decrease was the result of principal repayments of $99,000.

As of June 30, 2020, there have been modifications to 25 consumer loans totaling approximately $1,700,000, 23 mortgage loans totaling approximately $8,000,000 and 374 commercial loans totaling approximately $261,000,000 under the CARES Act, which are not considered TDRs.

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

The following table presents an analysis of the activity in the allowance for loan losses for the three and six months ended June 30, 2020 and 2019:

Table 6 - Analysis of Allowance for Loan Losses

(dollars in thousands)	2020	2019
Balance-January 1,	$21,066	$19,144

Provision charged to operating expense	11,985	2,250

Loans charged off:
Commercial, financial and agricultural	11,945	46
Real estate - construction and land development	97	0
Consumer and home equity	11	207
Total loans charged off	12,053	253
Recoveries:
Commercial, financial and agricultural	13	6
Consumer and home equity	27	27
Total recoveries	40	33
Net charge-offs	12,013	220
Balance-June 30,	$21,038	$21,174

Ratios:
Annualized net charge-offs as a % of average total loans	1.55%	0.03%
Allowance for loan losses as a % of total period-end loans	1.31%	1.44%
Allowance for loan losses as a % of nonperforming loans	100.62%	84.13%

The provision for loan losses increased $9,735,000 from June 30, 2019 to June 30, 2020. The increased provision expense in 2020 was primarily due to partial charge offs on two commercial lending relationships. In addition, changes in the external environment created by COVID-19 caused management to increase the qualitative factors for certain loan segments in the allowance for loan loss analysis, which resulted in additional provision for loan losses during the year. Both periods supported adequate allowance for loan loss coverage, however, changing economic conditions associated with the COVID-19 pandemic may require future adjustments.

Net charge-offs for the first six months of 2020 were $12,013,000 compared to $220,000 for the same period in 2019. During the first six months of 2020, there were $12,053,000 of charge-offs as compared to $253,000 during the same period in 2019. Although the provision expense increased, a portion of the charge-off was part of the specific reserve allocation in the previous quarter; therefore, the overall allowance as a percentage of total loans decrased in the current period. The risks and uncertainties associated with the COVID-19 pandemic, weak economic and business conditions, or the erosion of real estate values may adversely affect our borrowers’ ability to service their loans, causing significant fluctuations in the level of charge-offs and provision expense from one period to another. The allowance as a percentage of total loans was 1.31 percent at June 30, 2020, as compared to 1.40 percent at December 31, 2019 and 1.44 percent at June 30, 2019. There was no unallocated portion of the allowance as of June 30, 2020, as compared to $157,000 or 1 percent of the total allowance as of June 30, 2019.

Liquidity Risk Management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan clients, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, adequate liquidity provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation's assets and liabilities. The primary sources of asset liquidity are funds received from client loan payments, investment maturities and cash inflows from mortgage-backed securities, and the net proceeds of asset sales. The primary sources of liability liquidity are deposit growth, and funds obtained from short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At June 30, 2020, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $29,053,000 and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $549,804,000. The Corporation’s loan-to-deposit ratio was approximately 89 percent as of June 30, 2020, 95 percent as of December 31, 2019 and 96 percent as of June 30, 2019.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on June 30, 2020, totaled $551,310,000 and consisted of $479,450,000 in unfunded commitments under existing loan facilities, $53,994,000 to grant new loans and $17,866,000 in letters of credit. Generally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Recent Legislative Developments

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. Since that time banking regulators, the SEC and FASB have all issued additional guidance and clarification on various sections of the CARES Act. Section 4013 of the CARES Act provides the option to not apply ASC 310-40 (TDRs) to a loan modification, related specifically to COVID-19 hardships, including the flexibility to not classify the loan as impaired for accounting purposes. Regulators have encouraged financial institutions to work constructively with borrowers in communities and industries affected by COVID-19 using prudent and proactive actions which are in the best interests of the financial institution, the borrower and the economy. The Corporation’s Board of Directors approved a number of options for loan modifications, including interest deferral, full payment deferral, additional extensions of credit, and SBA loan programs (i.e., Economic Injury Disaster Loans, Paycheck Protection Program). As of June 30, 2020, the Corporation has processed requests for loan modifications totaling approximately $270 million. The Corporation has been an active participant in the SBA Paycheck Protection Program, with outstanding PPP loans as of June 30, 2020 of approximately $177 million.

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

The following table summarizes the expected impact of interest rate shocks on net interest income as well as the Corporation’s policy limits at each level. All scenarios with the exception of a decrease of 100 basis points were within policy limits at June 30, 2020. The -100 scenario is expected to return within policy limits during 2020.

Change in Interest Rates	Annual Change in Net	% Change in Net	% Change
(basis points)	Interest Income (in thousands)	Interest Income	Policy Limit
+100	$3,682	6.11%	(5.00)%
-100	$(3,164)	(5.25)%	(5.00)%

+200	$8,463	14.05%	(15.00)%
-200	$(6,142)	(10.19)%	(15.00)%

+300	$13,083	21.71%	(25.00)%

+400	$17,721	29.41%	(35.00)%

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Treasurer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive and Chief Financial Officers concluded that, as of June 30, 2020, the Corporation’s disclosure controls and procedures were effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in the Corporation’s internal control over financial reporting that occurred during the three and six months ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

The Corporation’s Board of Directors approved a new Share Repurchase Program (“Program”) in March 2020.  Under the newly approved Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock.  All shares of common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program.  During the first quarter of 2020 the Corporation repurchased 5,335 shares at an average price of $16.37. Shortly after the Program began, and in response to COVID-19, the Corporation suspended the Program. There was no activity under the Program for the quarter ended June 30, 2020.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

This Item 4 is not applicable to the Corporation.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for June 30, 2018, filed with the Commission on August 6, 2018)
3.2	Amended By-laws (Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q/A for March 31, 2020, file with the Commission on May 15, 2020)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.
101

Financial statements from the Quarterly Report on Form 10-Q of Codorus Valley Bancorp, Inc. for the quarter ended June 30, 2020, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholder’s Equity, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Codorus Valley Bancorp, Inc. (Registrant)

August 3, 2020	/s/ Larry J. Miller
Date	Larry J. Miller,
Chairman,President
and Chief Executive Officer (Principal Executive Officer)

August 3, 2020	/s/ Larry D. Pickett
Date	Larry D. Pickett, CPA
Treasurer
(Principal Financial and Accounting Officer)