Form 10-Q
period 2020-09-30
CODORUS VALLEY BANCORP INC
filed 2020-11-02
CIK 806279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________________________________

FORM 10-Q

_____________________________________________

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  September 30, 2020

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from____________to______________

Commission file number: 0-15536

CODORUS VALLEY BANCORP, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2428543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105 Leader Heights Road, P.O. Box 2887, York, Pennsylvania 17405-2287

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On October 23, 2020, 9,795,362 shares of common stock, par value $2.50, were outstanding.

Codorus Valley Bancorp, Inc.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Codorus Valley Bancorp, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(dollars in thousands, except per share data)	2020	2019
Assets
Interest bearing deposits with banks	$222,143	$110,742
Cash and due from banks	19,366	20,849
Total cash and cash equivalents	241,509	131,591
Securities, available-for-sale	197,796	159,675
Restricted investment in bank stocks, at cost	2,593	4,551
Loans held for sale	13,817	11,803
Loans (net of deferred fees of $7,547 - 2020 and $3,463 - 2019)	1,575,011	1,505,135
Less-allowance for loan losses	(20,909)	(21,066)
Net loans	1,554,102	1,484,069
Premises and equipment, net	25,785	25,967
Operating leases right-of-use assets	2,534	3,021
Goodwill	2,301	2,301
Other assets	68,534	63,567
Total assets	$2,108,971	$1,886,545

Liabilities
Deposits
Noninterest bearing	$404,125	$273,968
Interest bearing	1,441,748	1,316,596
Total deposits	1,845,873	1,590,564
Short-term borrowings	9,309	7,925
Long-term debt	46,613	81,632
Operating leases liabilities	2,669	3,184
Other liabilities	10,246	12,072
Total liabilities	1,914,710	1,695,377

Shareholders' equity
Preferred stock, par value $2.50 per share;
1,000,000 shares authorized; shares issued and outstanding:
0 at September 30, 2020 and 0 at December 31, 2019	0	0
Common stock, par value $2.50 per share; 30,000,000 shares authorized;
Shares issued: 9,795,542 at September 30, 2020 and 9,755,976 at December 31, 2019; and
shares outstanding: 9,795,362 at September 30, 2020 and 9,755,976 at December 31, 2019	24,489	24,390
Additional paid-in capital	141,184	140,450
Retained earnings	24,601	25,019
Accumulated other comprehensive income	3,989	1,309
Treasury stock, at cost; 180 shares at September 30, 2020	(2)	0
Total shareholders' equity	194,261	191,168
Total liabilities and shareholders' equity	$2,108,971	$1,886,545

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Income

Unaudited

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2020	2019	2020	2019
Interest income
Loans, including fees	$17,589	$19,847	$54,233	$59,331
Investment securities:
Taxable	616	780	2,197	2,200
Tax-exempt	113	152	380	532
Dividends	36	85	131	292
Other	57	602	497	1,522
Total interest income	18,411	21,466	57,438	63,877

Interest expense
Deposits	3,111	4,815	10,888	14,051
Federal funds purchased and other short-term borrowings	9	11	29	31
Long-term debt	310	627	1,273	2,008
Total interest expense	3,430	5,453	12,190	16,090
Net interest income	14,981	16,013	45,248	47,787
Provision for loan losses	1,930	0	13,915	2,250
Net interest income after provision for loan losses	13,051	16,013	31,333	45,537

Noninterest income
Trust and investment services fees	992	921	2,932	2,642
Income from mutual fund, annuity and insurance sales	287	255	797	786
Service charges on deposit accounts	1,182	1,239	3,287	3,605
Income from bank owned life insurance	286	301	851	960
Other income	215	443	1,136	1,497
Gain on sales of loans held for sale	1,282	312	2,134	849
Gain (loss) on sales of securities	0	2	65	(1)
Total noninterest income	4,244	3,473	11,202	10,338

Noninterest expense
Personnel	7,470	7,849	22,471	22,946
Occupancy of premises, net	805	865	2,596	2,728
Furniture and equipment	856	787	2,550	2,334
Postage, stationery and supplies	160	190	582	549
Professional and legal	298	272	748	603
Marketing	352	441	988	1,164
FDIC insurance	325	5	664	465
Debit card processing	344	263	1,017	903
Charitable donations	65	337	1,030	1,316
Telecommunications	122	124	387	380
External data processing	631	649	2,039	1,821
(Gain)/loss on foreclosed real estate, including provision for (recovery of) losses	3	10	(170)	144
Impaired loan carrying costs	128	14	604	145
Other	1,070	1,045	2,572	2,418
Total noninterest expense	12,629	12,851	38,078	37,916
Income before income taxes	4,666	6,635	4,457	17,959
Provision for income taxes	1,042	1,432	772	3,806
Net income	$3,624	$5,203	$3,685	$14,153
Net income per share, basic	$0.37	$0.53	$0.38	$1.43
Net income per share, diluted	$0.37	$0.52	$0.38	$1.42

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Comprehensive Income

Unaudited

	Three months ended
	September 30,
(dollars in thousands)	2020	2019
Net income	$3,624	$5,203
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding (losses) gains arising during the period
(net of tax (benefit) expense of ($120) and $164, respectively)	(452)	619
Reclassification adjustment for gains included in net income
(net of tax expense of $0 and $0, respectively) (a) (b)	0	(2)
Net unrealized (losses) gains	(452)	617
Comprehensive income	$3,172	$5,820

	Nine months ended
	September 30,
(dollars in thousands)	2020	2019
Net income	$3,685	$14,153
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding gains arising during the period
(net of tax expense of $726 and $992, respectively)	2,731	3,734
Reclassification adjustment for (gains) losses included in net income
(net of tax expense (benefit) of $14 and $0, respectively) (a) (b)	(51)	1
Net unrealized gains	2,680	3,735
Comprehensive income	$6,365	$17,888

(a)Amounts are included in net gain on sales of securities on the Consolidated Statements of Income within noninterest income.

(b)Income tax amounts are included in the provision for income taxes on the Consolidated Statements of Income.

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Cash Flows

Unaudited

	Nine months ended
	September 30,
(dollars in thousands)	2020	2019
Cash flows from operating activities
Net income	$3,685	$14,153
Adjustments to reconcile net income to net cash provided by operations:
Depreciation/amortization	2,072	1,964
Net amortization of premiums on securities	686	232
Amortization of deferred loan origination fees and costs	(2,255)	(974)
Net amortization of operating lease right of use assets	484	446
Net amortization of finance lease right of use assets	36	40
Net change in operating lease liabilities	(500)	(456)
Provision for loan losses	13,915	2,250
Provision for losses on foreclosured real estate	18	26
Increase in bank owned life insurance	(851)	(960)
Originations of mortgage loans held for sale	(80,926)	(27,789)
Originations of SBA loans held for sale	(841)	(6,766)
Proceeds from sales of mortgage loans held for sale	81,649	26,289
Proceeds from sales of SBA loans held for sale	140	3,286
Gain on sales of mortgage loans held for sale	(2,125)	(596)
Gain on sales of SBA loans held for sale	(9)	(253)
Loss (gain) on disposal of premises and equipment	79	(15)
(Gain) loss on sales of securities, available-for-sale	(65)	1
Gain on sales of foreclosed real estate	(216)	0
Loss on lease write-off	8	0
Stock-based compensation	390	395
(Increase) decrease in interest receivable	(3,108)	577
(Increase) in other assets	(2,446)	(87)
(Decrease) increase in interest payable	(274)	28
(Decrease) increase in other liabilities	(1,554)	1,149
Net cash provided by operating activities	7,992	12,940
Cash flows from investing activities
Purchases of securities, available-for-sale	(107,828)	(111,466)
Maturities, repayments and calls of securities, available-for-sale	50,801	90,859
Sales of securities, available-for-sale	21,679	11,776
Net decrease in restricted investment in bank stock	1,958	1,371
Net increase in loans made to customers	(81,802)	(4,222)
Purchases of premises and equipment	(2,004)	(2,747)
Investment in bank owned life insurance	(7)	(6,836)
Proceeds from sales of foreclosed real estate	1,116	111
Net cash used in investing activities	(116,087)	(21,154)
Cash flows from financing activities
Net increase (decrease) in demand and savings deposits	248,060	(9,492)
Net increase in time deposits	7,249	74,236
Net increase in short-term borrowings	1,384	1,808
Repayment of long-term debt	(35,000)	(20,000)
Net change in finance lease liabilities	(19)	(32)
Cash dividends paid to shareholders	(4,103)	(4,533)
Payment of taxes related to stock withheld	(4)	0
Treasury stock reissued	89	213
Treasury stock purchased	(87)	(3,530)
Issuance of stock	444	108
Net cash provided by financing activities	218,013	38,778
Net increase in cash and cash equivalents	109,918	30,564
Cash and cash equivalents at beginning of year	131,591	96,782
Cash and cash equivalents at end of period	$241,509	$127,346

See accompanying notes.

Codorus Valley Bancorp, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Unaudited

				Accumulated
		Additional		Other
	Common	Paid-in	Retained	Comprehensive	Treasury
(dollars in thousands, except per share data)	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance, January 1, 2020	$24,390	$140,450	$25,019	$1,309	$0	$191,168
Net loss			(2,989)			(2,989)
Other comprehensive income, net of tax				2,798		2,798
Cash dividends ($0.160 per share)			(1,561)			(1,561)
Stock-based compensation		120				120
Repurchased stock - 5,335 shares					(87)	(87)
Withheld stock - 102 shares					(2)	(2)
Issuance and reissuance of stock:
6,706 shares under the dividend reinvestment and stock purchase plan	17	132				149
6,468 shares of stock-based compensation awards	16	(16)				0
Balance, March 31, 2020	$24,423	$140,686	$20,469	$4,107	$(89)	$189,596
Balance, April 1, 2020	$24,423	$140,686	$20,469	$4,107	$(89)	$189,596
Net income			3,050			3,050
Other comprehensive income, net of tax				334		334
Cash dividends ($0.160 per share)			(1,562)			(1,562)
Stock-based compensation		130				130
Issuance and reissuance of stock:
12,536 shares under the dividend reinvestment and stock purchase plan	18	44			89	151
1,000 shares under the stock option plan	2	3				5
(767) shares of stock-based compensation awards	(2)	2				0
11,116 shares under employee stock purchase plan	28	103				131
Balance, June 30, 2020	$24,469	$140,968	$21,957	$4,441	$0	$191,835
Balance, July 1, 2020	24,469	140,968	21,957	4,441	0	191,835
Net income			3,624			3,624
Other comprehensive loss, net of tax				(452)		(452)
Cash dividends ($0.100 per share)			(980)			(980)
Stock-based compensation		139				139
Withheld stock - 180 shares					(2)	(2)
Issuance and reissuance of stock:
7,173 shares under the dividend reinvestment and stock purchase plan	18	79				97
771 shares of stock-based compensation awards	2	(2)				0
Balance, September 30, 2020	$24,489	$141,184	$24,601	$3,989	$(2)	$194,261
Balance, January 1, 2019	$23,629	$134,506	$22,837	$(2,226)	$0	$178,746
Adoption of ASC topic 842 (leases)			(199)			(199)
Net income			4,091			4,091
Other comprehensive income, net of tax				1,399		1,399
Cash dividends ($0.152 per share, adjusted)			(1,512)			(1,512)
Stock-based compensation		135				135
Forfeiture and withheld shares of restricted stock		2			(4)	(2)
Issuance and reissuance of stock:
6,646 shares under the dividend reinvestment and stock purchase plan	17	132				149
Balance, March 31, 2019	$23,646	$134,775	$25,217	$(827)	$(4)	$182,807
Balance, April 1, 2019	$23,646	$134,775	$25,217	$(827)	$(4)	$182,807
Net income			4,859			4,859
Other comprehensive income, net of tax				1,719		1,719
Cash dividends ($0.152 per share, adjusted)			(1,513)			(1,513)
Stock-based compensation		118				118
Forfeiture of restricted stock and withheld shares		5			(5)	0
Repurchased stock - 35,600 shares					(762)	(762)
Issuance and reissuance of stock:
6,605 shares under the dividend reinvestment and stock purchase plan	9	128			9	146
4,221 shares under the stock option plan		(69)			88	19
6,694 shares under employee stock purchase plan		(14)			141	127
Balance, June 30, 2019	$23,655	$134,943	$28,563	$892	$(533)	$187,520
Balance, July 1, 2019	23,655	134,943	28,563	892	(533)	187,520
Net income			5,203			5,203
Other comprehensive income, net of tax				617		617
Cash dividends ($0.152 per share, adjusted)			(1,508)			(1,508)
5% stock dividend, 465,473 shares at fair value	1,164	9,123	(10,287)			0
Stock-based compensation		142				142
Repurchased stock - 121,200 shares					(2,768)	(2,768)
Issuance and reissuance of stock:
6,421 shares under the dividend reinvestment and stock purchase plan		6			136	142
5,221 shares under the stock option plan		(86)			111	25
679 shares of stock-based compensation awards		(14)			14	0
Balance, September 30, 2019	$24,819	$144,114	$21,971	$1,509	$(3,040)	$189,373

See accompanying notes.

Note 1—Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

The accompanying consolidated balance sheet at December 31, 2019 has been derived from audited financial statements, and the unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q, and Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 270. Accordingly, the interim financial statements do not include all of the financial information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim consolidated financial statements include all adjustments necessary to present fairly the financial condition and results of operations for the reported periods, and all such adjustments are of a normal and recurring nature.

Codorus Valley Bancorp, Inc. (“Corporation” or “Codorus Valley”) is a one-bank holding company headquartered in York, Pennsylvania that provides a full range of banking services through its subsidiary, PeoplesBank, A Codorus Valley Company (“PeoplesBank” or “Bank”). As of September 30, 2020, PeoplesBank operates one wholly-owned subsidiary, Codorus Valley Financial Advisors, Inc. d/b/a PeoplesWealth Advisors, which sells nondeposit investment products. In addition, PeoplesBank may periodically create nonbank subsidiaries for the purpose of temporarily holding foreclosed properties pending the liquidation of these properties. PeoplesBank operates under a state charter and is subject to regulation by the Pennsylvania Department of Banking and Securities, and the Federal Deposit Insurance Corporation. The Corporation is subject to regulation by the Federal Reserve Board and the Pennsylvania Department of Banking and Securities.

The consolidated financial statements include the accounts of Codorus Valley and its wholly-owned bank subsidiary, PeoplesBank, and a wholly-owned nonbank subsidiary, SYC Realty Company, Inc. SYC Realty was inactive during the period ended September 30, 2020. The accounts of CVB Statutory Trust No. 1 and No. 2 are not included in the consolidated financial statements as discussed in Note 7—Short-Term Borrowings and Long-Term Debt. All significant intercompany account balances and transactions have been eliminated in consolidation. The accounting and reporting policies of Codorus Valley and subsidiaries conform to accounting principles generally accepted in the United States of America and have been followed on a consistent basis.

These consolidated statements should be read in conjunction with the notes to the audited consolidated financial statements contained in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019.

The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.

In accordance with FASB ASC 855, the Corporation evaluated the events and transactions that occurred after the balance sheet date of September 30, 2020 and through the date these consolidated financial statements were issued, for items of potential recognition or disclosure.

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

In addition, the adverse economic effects of the coronavirus may lead to an increase in credit risk on the Corporation’s commercial and residential loan portfolios. Likewise, the Corporation is also monitoring the fluctuations in the markets as it pertains to interest rates and fair value of our investments for other than temporary impairment (OTTI). To curtail the spread of the virus, we are currently operating with modified branch access and taking other precautionary measures.

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security (CARES) Act in response to the coronavirus pandemic. This legislation aims at providing relief for individuals and businesses that have been negatively impacted by the coronavirus pandemic.

The CARES Act includes a provision for the Corporation to opt out of applying the TDR accounting guidance in ASC 310-40 for certain loan modifications. Loan modifications made between March 1, 2020 and the earlier of i) December 31, 2020 or ii) 60 days after the President declares a termination of the COVID-19 national emergency are eligible for this relief if the related loans were not more than 30 days past due as of December 31, 2019.

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

Generally, for all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan may be currently performing. A past due loan may remain on accrual status if it is in the process of collection and well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed in the current year. Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to the Corporation’s judgment as to the collectability of principal. Generally, nonaccrual loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, generally six months, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

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

•Changes in underwriting standards and loan terms

•Changes in the quality of the loan review system

•Changes in the experience/ability of lending management and key lending staff

•Regulatory and legal regulations that could affect the level of credit losses

•Other pertinent environmental factors

•Impact of COVID-19 pandemic

As disclosed in Note 4—Loans, the Corporation engages in commercial and consumer lending. Loans are made within the Corporation’s primary market area and surrounding areas, and include the purchase of whole loan or participation interests in loans from other financial institutions. Commercial loans, which pose the greatest risk of loss to the Corporation, whether originated or purchased, are generally secured by real estate. Within the broad commercial loan segment, the builder & developer and commercial real estate investor loan classes generally present a higher level of risk than other commercial loan classifications. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties, unstable real estate prices and the dependency upon successful construction and sale or operation of the real estate project. As a result of the COVID-19 pandemic, the commercial loan segments of hotel/motel and the restaurant and recreation segments included under Other Commercial Loans currently present a higher level of risk than other commercial loan classifications. Within the consumer loan segment, junior (i.e., second) liens present a higher risk to the Corporation because economic and housing market conditions can adversely affect the underlying value of the collateral, which could render the Corporation under-secured or unsecured. In addition, economic and housing market conditions can adversely affect the ability of some borrowers to service their debt.

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

Foreclosed Real Estate

Foreclosed real estate, included in other assets, is comprised of property acquired through a foreclosure proceeding or property that is acquired through in-substance foreclosure. Foreclosed real estate is initially recorded at fair value minus estimated costs to sell at the date of foreclosure, establishing a new cost basis. Any difference between the carrying value and the new cost basis is charged against the allowance for loan losses. Appraisals, obtained from an independent third party, are generally used to determine fair value. After foreclosure, management reviews valuations at least quarterly and adjusts the asset to the lower of cost or fair value minus estimated costs to sell through a valuation allowance or a write-down. Costs related to the improvement of foreclosed real estate are generally capitalized until the real estate reaches a saleable condition subject to fair value limitations. Revenue and expense from operations and changes in the valuation allowance are included in noninterest expense. When a foreclosed real estate asset is ultimately sold, any gain or loss on the sale is included in the income statement as a component of noninterest expense. At September 30, 2020 there was no foreclosed real estate. Included within loans receivable as of September 30, 2020 was a recorded investment of $209,000 of consumer mortgage loans secured by residential real estate properties, for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction.

Mortgage Servicing Rights

The mortgage servicing rights (MSRs) associated with the sold loans are included in other assets on the consolidated balance sheets at an amount equal to the estimated fair value of the contractual rights to service the mortgage loans. The MSR asset is amortized as a reduction to servicing income. The MSR asset is evaluated periodically for impairment and carried at the lower of amortized cost or fair value. A third party calculates fair value by discounting the estimated cash flows from servicing income using a rate consistent with the risk associated with these assets and an estimate of future net servicing income of the underlying loans. In the event that the amortized cost of the MSR asset exceeds the fair value of the asset, a valuation allowance would be established through a charge against servicing income. Subsequent fair value evaluations may determine that impairment has been reduced or eliminated, in which case the valuation allowance would be reduced through a credit to earnings. At September 30, 2020, the balance of residential mortgage loans serviced for third parties was $96,268,000 compared to $115,620,000 at December 31, 2019.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2020	2019	2020	2019
Amortized cost:
Balance at beginning of period	$649	$905	$965	$925
Originations of mortgage servicing rights	29	87	84	211
Amortization expense	(161)	(56)	(349)	(139)
Valuation allowance	(31)	(11)	(214)	(72)
Balance at end of period	$486	$925	$486	$925

Goodwill and Core Deposit Intangible Assets

Goodwill arising from acquisitions is not amortized, but is subject to an annual impairment test. This test consists of a qualitative analysis. If the Corporation determines events or circumstances indicate that it is more likely than not that goodwill is impaired, a quantitative analysis must be completed. Analyses may also be performed between annual tests. Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. The Corporation completes its annual goodwill impairment test on October 1st of each year. Based upon a qualitative and quantitative analysis of goodwill, the Corporation concluded that the amount of recorded goodwill was not impaired as of October 1, 2020.

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

Per Share Data

All per share computations include the effect of stock dividends distributed. The computation of net income per share is provided in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net income	$3,624	$5,203	$3,685	$14,153

Weighted average shares outstanding (basic)	9,792	9,860	9,774	9,904
Effect of dilutive stock options	22	63	29	67
Weighted average shares outstanding (diluted)	9,814	9,923	9,803	9,971

Basic earnings per share	$0.37	$0.53	$0.38	$1.43
Diluted earnings per share	$0.37	$0.52	$0.38	$1.42

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

Cash Flow Information

For purposes of the consolidated statements of cash flows, the Corporation considers interest bearing deposits with banks, cash and due from banks, and federal funds sold to be cash and cash equivalents.

Supplemental cash flow information is provided in the table below.

	Nine months ended
	September 30,
(dollars in thousands)	2020	2019
Cash paid during the period for:
Income taxes	$3,557	$3,610
Interest	$12,464	$16,062

Noncash investing and financing activities:
Transfer of loans to foreclosed real estate	$121	$0
Initial recognition of financing lease right-of-use assets	$0	$1,358
Initial recognition of financing lease liabilities	$0	$1,480
Initial recognition of operating lease right-of-use assets	$186	$2,958
Initial recognition of operating lease liabilities	$186	$3,035

Recent Accounting Pronouncements

Pronouncements Adopted in 2020

In January 2017, the FASB issued Accounting Standards Update (ASU) 2017-04, Intangibles – Goodwill and Other (Topic 350). This standard simplifies the test for goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill, which currently is Step 2 of the goodwill impairment test. Instead, the goodwill impairment test will consist of a single quantitative step comparing the fair value of the reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and any interim goodwill impairment tests in reporting periods beginning after December 15, 2019. The Corporation adopted this standard effective January 1, 2020. The adoption of this standard did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement. The amendments in this update modify the disclosure requirements in Topic 820, Fair Value Measurement. The following disclosure requirements were removed: the amount of and reasons for transfers between Level 1 and Level 2, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. The following disclosure requirements were modified: for investments in certain entities that calculate net asset value, and entity is required to disclose the timing of liquidation of investee’s assets and the amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The following disclosure requirements were added: the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The update is effective for fiscal years beginning after December 15, 2019. The adoption of this update did not have a material impact on the Corporation’s consolidated financial statements.

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

Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). This standard adds a new Topic 326 which requires companies to measure and record impairment on financial instruments at the time of origination using the expected credit loss (CECL) model. The CECL model calculates impairment based on historical experience, current conditions, and reasonable and supportable forecasts, and reflects the organization’s current estimate of all expected credit losses over the contractual term of its financial assets. The new standard was delayed and is now effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Corporation expects the provisions of ASU No. 2016-13 to impact its consolidated financial statements, in particular, the level of the reserve for credit losses. The Corporation is continuing to evaluate the extent of the potential impact and expects that portfolio composition and economic conditions at the time of adoption will be a factor.

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

Note 2 – Securities

A summary of securities available-for-sale at September 30, 2020 and December 31, 2019 is provided below. The securities available-for-sale portfolio is generally comprised of high quality debt instruments, principally obligations of the United States government or agencies thereof and investments in the obligations of states and municipalities. The majority of municipal bonds in the portfolio are general obligation bonds, which can draw upon multiple sources of revenue, including taxes, for payment. Only a few bonds are revenue bonds, which are dependent upon a single revenue stream for payment, but they are for critical services such as water and sewer. In many cases, municipal debt issues are insured or, in the case of school districts of selected states, backed by specific loss reserves. At September 30, 2020, 85 percent of the fair value of the municipal bond portfolio was concentrated in the Commonwealth of Pennsylvania and 12 percent was concentrated in the state of Texas. The portfolio was intentionally distributed to limit exposure with the largest issuer at $2.0 million.

	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2020
Debt securities:
U.S. Treasury notes	$4,999	$22	$0	$5,021
U.S. agency	49,997	0	(1)	49,996
U.S. agency mortgage-backed, residential	112,311	4,645	(20)	116,936
State and municipal	20,948	301	(25)	21,224
Corporate debt	4,491	128	0	4,619
Total debt securities	$192,746	$5,096	$(46)	$197,796
December 31, 2019
Debt securities:
U.S. Treasury notes	$9,834	$119	$0	$9,953
U.S. agency	15,000	0	(77)	14,923
U.S. agency mortgage-backed, residential	106,799	1,443	(87)	108,155
State and municipal	26,385	260	(1)	26,644
Total debt securities	$158,018	$1,822	$(165)	$159,675

The amortized cost and estimated fair value of debt securities at September 30, 2020 by contractual maturity are shown below. Actual maturities may differ from contractual maturities if call options on select debt issues are exercised in the future. Mortgage-backed securities are included in the maturity categories based on average expected life.

	Available-for-sale
	Amortized	Fair
(dollars in thousands)	Cost	Value
Due in one year or less	$63,773	$63,803
Due after one year through five years	99,452	102,937
Due after five years through ten years	16,574	17,241
Due after ten years	12,947	13,815
Total debt securities	$192,746	$197,796

Gross realized gains and losses on sales of securities available-for-sale are shown below. Realized gains and losses are computed on the basis of specific identification of the adjusted cost of each security and are shown net as a separate line item in the income statement. There were no proceeds from the sale of securities for the three months ended September 30, 2020. Proceeds from the sale of securities were $2,000,000, with no related tax benefit for the three months ended September 30, 2019. Proceeds from the sale of securities were $21,679,000, with a related tax expense of $14,000 for the nine months ended September 30, 2020. Proceeds from the sale of securities were $11,776,000, with no related tax benefit or expense for the nine months ended September 30, 2019.

	Three months ended		Nine months ended
	September 30,		September 30,
(dollars in thousands)	2020	2019	2020	2019
Realized gains	$0	$2	$124	$16
Realized losses	0	0	(59)	(17)
Net gains (losses)	$0	$2	$65	$(1)

Investment securities having a carrying value of $188,300,000 and $128,427,000 on September 30, 2020 and December 31, 2019, respectively, were pledged to secure public and trust deposits, repurchase agreements and other short-term borrowings.

The table below shows gross unrealized losses and fair value, aggregated by investment category and length of time, for securities that have been in a continuous unrealized loss position, at September 30, 2020 and December 31, 2019.

	Less than 12 months			12 months or more			Total
	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
(dollars in thousands)	Securities	Value	Losses	Securities	Value	Losses	Securities	Value	Losses
September 30, 2020
Debt securities:
U.S. agency	7	44,996	(1)	0	0	0	7	44,996	(1)
U.S. agency mortgage-backed, residential	5	4,407	(20)	0	0	0	5	4,407	(20)
State and municipal	5	2,808	(25)	0	0	0	5	2,808	(25)
Total temporarily impaired debt
securities, available-for-sale	17	$52,211	$(46)	0	$0	$0	17	$52,211	$(46)
December 31, 2019
Debt securities:
U.S. agency	1	4,983	(17)	2	9,940	(60)	3	14,923	(77)
U.S. agency mortgage-backed, residential	12	21,821	(82)	2	1,163	(5)	14	22,984	(87)
State and municipal	1	466	(1)	0	0	0	1	466	(1)
Total temporarily impaired debt
securities, available-for-sale	14	$27,270	$(100)	4	$11,103	$(65)	18	$38,373	$(165)

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

The Corporation believes that unrealized losses at September 30, 2020 were primarily the result of changes in market interest rates and that the Corporation has the ability to hold these investments for a time necessary to recover the amortized cost. Through September 30, 2020 the Corporation has collected all interest and principal on its investment securities as scheduled. The Corporation believes that collection of the contractual principal and interest is probable and, therefore, all impairment is considered to be temporary.

Note 3—Restricted Investment in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and, as of September 30, 2020 and December 31, 2019, consisted primarily of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLBP”) and, to a lesser degree, Atlantic Community Bancshares, Inc. (“ACBI”), the parent company of Atlantic Community Bankers Bank (“ACBB”). Under the FHLBP’s Capital Plan member banks, including PeoplesBank, are required to maintain a minimum stock investment. The FHLBP uses a formula to determine the minimum stock investment, which is based on the volume of loans outstanding, unused borrowing capacity and other factors.

The FHLBP paid dividends during the periods ended September 30, 2020 and 2019. The FHLBP restricts the repurchase of the excess capital stock of member banks. The amount of excess capital stock that can be repurchased from any member is currently the lesser of five percent of the member’s total capital stock outstanding or its excess capital stock outstanding.

Management evaluates the restricted stock for impairment in accordance with FASB ASC Topic 942. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. Using the FHLBP as an example, the determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLBP as compared to the capital stock amount for the FHLBP and the length of time this situation has persisted; (2) commitments by the FHLBP to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLBP; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLBP. Management believes no impairment charge was necessary related to the restricted stock during the periods ended September 30, 2020 and 2019.

Note 4—Loans

Loan Portfolio Composition

The table below provides the composition of the loan portfolio at September 30, 2020 and December 31, 2019. The portfolio is comprised of two segments, commercial and consumer loans. The commercial loan segment is disaggregated by industry class which allows the Corporation to monitor risk and performance. Those industries representing the largest dollar investment and most risk are listed separately. The “Other” commercial loans category is comprised of various industries. The consumer related segment is comprised of residential mortgages, home equity and other consumer loans. The Corporation has not engaged in sub-prime residential mortgage originations.

	September 30,	% Total	December 31,	% Total
(dollars in thousands)	2020	Loans	2019	Loans
Builder & developer	$163,722	10.4	$159,312	10.6
Commercial real estate investor	200,666	12.7	207,227	13.8
Residential real estate investor	242,602	15.4	247,969	16.5
Hotel/Motel	78,991	5.0	80,260	5.3
Wholesale & retail	113,805	7.2	109,238	7.3
Manufacturing	95,906	6.1	86,511	5.7
Agriculture	78,321	5.0	80,719	5.4
Other	381,267	24.2	313,371	20.7
Total commercial related loans	1,355,280	86.0	1,284,607	85.3
Residential mortgages	97,012	6.2	94,868	6.3
Home equity	98,724	6.3	100,827	6.7
Other	23,995	1.5	24,833	1.7
Total consumer related loans	219,731	14.0	220,528	14.7
Total loans	$1,575,011	100.0	$1,505,135	100.0

Loan Risk Ratings

The Corporation’s internal risk rating system follows regulatory guidance as to risk classifications and definitions. Every approved loan is assigned a risk rating. Generally, risk ratings for commercial related loans and residential mortgages held for investment are determined by a formal evaluation of risk factors performed by the Corporation’s underwriting staff. For consumer loans, and commercial loans up to $500,000, the Corporation uses third-party credit scoring software models for risk rating purposes. The loan portfolio is monitored on a continuous basis by loan officers, loan review personnel and senior management. Adjustments of loan risk ratings are generally performed by the Special Asset Committee (the ‘Committee’), which includes senior management. The Committee, which typically meets at least quarterly, makes changes, as appropriate, to risk ratings when it becomes aware of credit events such as payment delinquency, cessation of a business or project, bankruptcy or death of the borrower, or changes in collateral value. In addition to review by the Committee, existing loans are monitored by the primary loan officer and loan review officer to determine if any changes, upward or downward, in risk ratings are appropriate. An external consultant is also used to review a portion of the existing portfolio and recommend rating changes as appropriate. Primary loan officers and internal loan review officers may downgrade existing loans, except to nonaccrual status. Only the Committee, Executive Chairman or President/CEO may downgrade a loan to nonaccrual status or upgrade a loan that is classified.

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

The table below presents a summary of loan risk ratings by loan class at September 30, 2020 and December 31, 2019.

		Special
(dollars in thousands)	Pass	Mention	Substandard	Nonaccrual	Total
September 30, 2020
Builder & developer	$150,570	$10,843	$1,930	$379	$163,722
Commercial real estate investor	194,020	6,439	0	207	200,666
Residential real estate investor	238,059	1,300	136	3,107	242,602
Hotel/Motel	53,308	12,509	13,174	0	78,991
Wholesale & retail	103,926	8,796	1,083	0	113,805
Manufacturing	84,502	0	11,404	0	95,906
Agriculture	70,297	755	3,778	3,491	78,321
Other	355,831	2,297	12,740	10,399	381,267
Total commercial related loans	1,250,513	42,939	44,245	17,583	1,355,280
Residential mortgage	96,725	124	11	152	97,012
Home equity	98,093	56	0	575	98,724
Other	23,798	0	0	197	23,995
Total consumer related loans	218,616	180	11	924	219,731
Total loans	$1,469,129	$43,119	$44,256	$18,507	$1,575,011

December 31, 2019
Builder & developer	$151,672	$6,503	$252	$885	$159,312
Commercial real estate investor	201,967	3,890	1,145	225	207,227
Residential real estate investor	238,216	3,780	202	5,771	247,969
Hotel/Motel	67,732	12,528	0	0	80,260
Wholesale & retail	89,556	10,513	1,954	7,215	109,238
Manufacturing	76,721	1,058	7,597	1,135	86,511
Agriculture	76,350	1,123	404	2,842	80,719
Other	277,634	16,490	13,748	5,499	313,371
Total commercial related loans	1,179,848	55,885	25,302	23,572	1,284,607
Residential mortgage	94,388	131	74	275	94,868
Home equity	100,089	61	0	677	100,827
Other	24,600	0	7	226	24,833
Total consumer related loans	219,077	192	81	1,178	220,528
Total loans	$1,398,925	$56,077	$25,383	$24,750	$1,505,135

Impaired Loans

The table below presents a summary of impaired loans at September 30, 2020 and December 31, 2019. Generally, impaired loans are all loans risk rated nonaccrual or classified troubled debt restructuring. An allowance is established for individual loans that are commercial related where the Corporation has doubt as to the full recovery of the outstanding principal balance. Typically, impaired consumer related loans are partially or fully charged-off eliminating the need for specific allowance. The recorded investment represents outstanding unpaid principal loan balances adjusted for payments collected on a non-cash basis and charge-offs.

	With No Allowance		With A Related Allowance			Total
	Recorded	Unpaid	Recorded	Unpaid	Related	Recorded	Unpaid
(dollars in thousands)	Investment	Principal	Investment	Principal	Allowance	Investment	Principal
September 30, 2020
Builder & developer	$579	$631	$0	$0	$0	$579	$631
Commercial real estate investor	1,216	1,221	0	0	0	1,216	1,221
Residential real estate investor	2,653	2,681	454	468	242	3,107	3,149
Hotel/Motel	0	0	0	0	0	0	0
Wholesale & retail	238	238	0	0	0	238	238
Manufacturing	0	0	0	0	0	0	0
Agriculture	2,313	2,390	1,178	1,218	534	3,491	3,608
Other commercial	6,412	6,655	3,987	4,309	2,513	10,399	10,964
Total impaired commercial related loans	13,411	13,816	5,619	5,995	3,289	19,030	19,811
Residential mortgage	152	152	0	0	0	152	152
Home equity	575	592	0	0	0	575	592
Other consumer	197	206	0	0	0	197	206
Total impaired consumer related loans	924	950	0	0	0	924	950
Total impaired loans	$14,335	$14,766	$5,619	$5,995	$3,289	$19,954	$20,761

December 31, 2019
Builder & developer	$621	$651	$473	$474	$238	$1,094	$1,125
Commercial real estate investor	1,370	1,371	0	0	0	1,370	1,371
Residential real estate investor	734	753	5,037	5,137	1,873	5,771	5,890
Hotel/Motel	0	0	0	0	0	0	0
Wholesale & retail	273	273	7,184	7,811	2,537	7,457	8,084
Manufacturing	13	13	1,122	1,220	463	1,135	1,233
Agriculture	1,784	1,791	1,058	1,058	701	2,842	2,849
Other commercial	1,864	1,974	3,635	3,888	1,608	5,499	5,862
Total impaired commercial related loans	6,659	6,826	18,509	19,588	7,420	25,168	26,414
Residential mortgage	275	277	0	0	0	275	277
Home equity	677	677	0	0	0	677	677
Other consumer	226	231	0	0	0	226	231
Total impaired consumer related loans	1,178	1,185	0	0	0	1,178	1,185
Total impaired loans	$7,837	$8,011	$18,509	$19,588	$7,420	$26,346	$27,599

The table below presents a summary of average impaired loans and related interest income that was included in net income for the three and nine months ended September 30, 2020 and 2019.

	With No Related Allowance		With A Related Allowance		Total
	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income	Investment	Income
Three months ended September 30, 2020
Builder & developer	$585	9	70	0	$655	$9
Commercial real estate investor	1,244	16	0	0	1,244	16
Residential real estate investor	1,779	3	2,710	0	4,489	3
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	239	2	0	0	239	2
Manufacturing	0	0	0	0	0	0
Agriculture	2,337	37	1,200	0	3,537	37
Other commercial	5,696	33	3,805	0	9,501	33
Total impaired commercial related loans	11,880	100	7,785	0	19,665	100
Residential mortgage	152	2	0	0	152	2
Home equity	614	5	0	0	614	5
Other consumer	206	2	0	0	206	2
Total impaired consumer related loans	972	9	0	0	972	9
Total impaired loans	$12,852	$109	$7,785	$0	$20,637	$109

Three months ended September 30, 2019
Builder & developer	$1,281	$4	$243	$0	$1,524	$4
Commercial real estate investor	2,594	35	0	0	2,594	35
Residential real estate investor	588	4	5,113	0	5,701	4
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	244	2	7,317	0	7,561	2
Manufacturing	15	4	1,281	0	1,296	4
Agriculture	1,221	6	529	0	1,750	6
Other commercial	2,096	0	5,788	0	7,884	0
Total impaired commercial related loans	8,039	55	20,271	0	28,310	55
Residential mortgage	121	0	0	0	121	0
Home equity	575	5	0	0	575	5
Other consumer	278	4	0	0	278	4
Total impaired consumer related loans	974	9	0	0	974	9
Total impaired loans	$9,013	$64	$20,271	$0	$29,284	$64

	With No Related Allowance		With A Related Allowance		Total
	Average	Total	Average	Total	Average	Total
	Recorded	Interest	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income	Investment	Income
Nine months ended September 30, 2020
Builder & developer	$771	31	189	0	$960	$31
Commercial real estate investor	1,296	56	0	0	1,296	56
Residential real estate investor	1,311	22	3,865	0	5,176	22
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	255	5	3,564	0	3,819	5
Manufacturing	6	3	537	0	543	3
Agriculture	2,217	95	1,106	0	3,323	95
Other commercial	4,257	71	3,719	0	7,976	71
Total impaired commercial related loans	10,113	283	12,980	0	23,093	283
Residential mortgage	183	5	0	0	183	5
Home equity	643	42	0	0	643	42
Other consumer	215	9	0	0	215	9
Total impaired consumer related loans	1,041	56	0	0	1,041	56
Total impaired loans	$11,154	$339	$12,980	$0	$24,134	$339

Nine months ended September 30, 2019
Builder & developer	$1,202	$32	$156	$0	$1,358	$32
Commercial real estate investor	3,102	103	0	0	3,102	103
Residential real estate investor	601	15	4,729	0	5,330	15
Hotel/Motel	0	0	0	0	0	0
Wholesale & retail	1,483	8	7,359	0	8,842	8
Manufacturing	342	13	1,462	0	1,804	13
Agriculture	939	17	265	0	1,204	17
Other commercial	4,849	0	5,329	0	10,178	0
Total impaired commercial related loans	12,518	188	19,300	0	31,818	188
Residential mortgage	335	9	0	0	335	9
Home equity	590	15	0	0	590	15
Other consumer	278	13	0	0	278	13
Total impaired consumer related loans	1,203	37	0	0	1,203	37
Total impaired loans	$13,721	$225	$19,300	$0	$33,021	$225

Past Due and Nonaccrual

The performance and credit quality of the loan portfolio is also monitored by using an aging schedule that shows the length of time a loan is past due. The table below presents a summary of past due loans, nonaccrual loans and current loans by loan segment and class at September 30, 2020 and December 31, 2019.

			≥ 90 Days
	30-59	60-89	Past Due		Total Past
	Days	Days	and		Due and		Total
(dollars in thousands)	Past Due	Past Due	Accruing	Nonaccrual	Nonaccrual	Current	Loans
September 30, 2020
Builder & developer	$849	$78	$721	$379	$2,027	$161,695	$163,722
Commercial real estate investor	0	0	0	207	207	200,459	200,666
Residential real estate investor	0	0	0	3,107	3,107	239,495	242,602
Hotel/Motel	0	12,509	0	0	12,509	66,482	78,991
Wholesale & retail	30	0	0	0	30	113,775	113,805
Manufacturing	368	0	654	0	1,022	94,884	95,906
Agriculture	0	0	0	3,491	3,491	74,830	78,321
Other	0	25	0	10,399	10,424	370,843	381,267
Total commercial related loans	1,247	12,612	1,375	17,583	32,817	1,322,463	1,355,280
Residential mortgage	0	336	407	152	895	96,117	97,012
Home equity	143	131	0	575	849	97,875	98,724
Other	28	363	0	197	588	23,407	23,995
Total consumer related loans	171	830	407	924	2,332	217,399	219,731
Total loans	$1,418	$13,442	$1,782	$18,507	$35,149	$1,539,862	$1,575,011

December 31, 2019
Builder & developer	$0	$0	$43	$885	$928	$158,384	$159,312
Commercial real estate investor	0	0	0	225	225	207,002	207,227
Residential real estate investor	295	0	0	5,771	6,066	241,903	247,969
Hotel/Motel	0	0	0	0	0	80,260	80,260
Wholesale & retail	0	0	0	7,215	7,215	102,023	109,238
Manufacturing	409	0	0	1,135	1,544	84,967	86,511
Agriculture	14	0	0	2,842	2,856	77,863	80,719
Other	463	1,865	120	5,499	7,947	305,424	313,371
Total commercial related loans	1,181	1,865	163	23,572	26,781	1,257,826	1,284,607
Residential mortgage	0	70	104	275	449	94,419	94,868
Home equity	249	276	0	677	1,202	99,625	100,827
Other	750	68	13	226	1,057	23,776	24,833
Total consumer related loans	999	414	117	1,178	2,708	217,820	220,528
Total loans	$2,180	$2,279	$280	$24,750	$29,489	$1,475,646	$1,505,135

Troubled Debt Restructurings

Loans classified as troubled debt restructurings (TDRs) are designated impaired and arise when the Corporation grants borrowers experiencing financial difficulties concessions that it would not otherwise consider. Concessions granted with respect to these loans generally involve an extension of the maturity date or a below market interest rate relative to new debt with similar credit risk. Generally, these loans are secured by real estate. If repayment of the loan is determined to be collateral dependent, the loan is evaluated for impairment loss based on the fair value of the collateral. For loans that are not collateral dependent, the present value of expected future cash flows, discounted at the loan’s original effective interest rate, is used to determine any impairment loss. A nonaccrual TDR represents a nonaccrual loan, as previously defined, which includes an economic concession. Nonaccrual TDRs are restored to accrual status if principal and interest payments, under the modified terms, are current for six consecutive payments after the modification and future principal and interest payments are reasonably assured. In contrast, an accruing TDR represents a loan that, at the time of the modification, has a demonstrated history of payments and management believes that future loan payments are reasonably assured under the modified terms. TDRs included as impaired loan totaled $1,447,000 and $3,824,000 as of September 30, 2020 and September 30, 2019, respectively. There are no commitments to lend additional amounts to these TDRs as of September 30, 2020 and September 30, 2019.

As of September 30, 2020, there are 3 modifications remaining for consumer loans totaling approximately $20,000, 12 mortgage loans totaling approximately $4,200,000 and 88 commercial loans totaling approximately $93,100,000 under the CARES Act, which are not considered TDRs.

The table below shows loans whose terms have been modified under TDRs during the three and nine months ended September 30, 2020 and 2019. The loan modified during 2019, detailed in the table below, was charged off in the third quarter of 2020. There were no defaults during the three and nine months ended September 30, 2020 and September 30, 2019 for TDRs entered into during the previous 12 month period.

Modifications
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Recorded
	of	Recorded	Recorded	Investment
(dollars in thousands)	Contracts	Investments	Investments	at Period End
Three months ended:

September 30, 2020
None

September 30, 2019
None

Nine months ended:

September 30, 2020
None
September 30, 2019
Commercial related loans accruing	1	$63	$63	$56

NOTE 5 – Allowance for Loan Losses

The table below shows the activity in and the composition of the allowance for loan losses by loan segment and class detail as of and for the three and nine months ended September 30, 2020 and 2019.

	Allowance for Loan Losses
	July 1, 2020				September 30, 2020
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,376	$0	$0	$(254)	$2,122
Commercial real estate investor	2,732	0	0	(56)	2,676
Residential real estate investor	4,767	(1,641)	3	807	3,936
Hotel/Motel	1,530	0	0	6	1,536
Wholesale & retail	2,398	0	0	21	2,419
Manufacturing	901	0	0	29	930
Agriculture	1,112	0	0	38	1,150
Other commercial	4,610	(367)	0	1,293	5,536
Total commercial related loans	20,426	(2,008)	3	1,884	20,305
Residential mortgage	229	0	0	19	248
Home equity	297	(59)	0	56	294
Other consumer	94	(2)	7	(3)	96
Total consumer related loans	620	(61)	7	72	638
Unallocated	(8)	0	0	(26)	(34)
Total	$21,038	$(2,069)	$10	$1,930	$20,909

	Allowance for Loan Losses
	July 1, 2019				September 30, 2019
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,708	$(8)	$0	$(495)	$2,205
Commercial real estate investor	2,568	0	0	60	2,628
Residential real estate investor	3,888	0	3	33	3,924
Hotel/Motel	746	0	0	2	748
Wholesale & retail	3,482	(24)	0	144	3,602
Manufacturing	1,355	0	0	(74)	1,281
Agriculture	556	0	0	819	1,375
Other commercial	5,145	0	0	(380)	4,765
Total commercial related loans	20,448	(32)	3	109	20,528
Residential mortgage	137	0	0	13	150
Home equity	272	(30)	69	(97)	214
Other consumer	160	(35)	15	20	160
Total consumer related loans	569	(65)	84	(64)	524
Unallocated	157	0	0	(45)	112
Total	$21,174	$(97)	$87	$0	$21,164

	Allowance for Loan Losses
	January 1, 2020				September 30, 2020
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,263	$(844)	$0	$703	$2,122
Commercial real estate investor	2,565	0	0	111	2,676
Residential real estate investor	4,632	(1,641)	9	936	3,936
Hotel/Motel	742	0	0	794	1,536
Wholesale & retail	3,575	(3,116)	7	1,953	2,419
Manufacturing	1,252	(392)	0	70	930
Agriculture	1,304	0	0	(154)	1,150
Other commercial	4,204	(8,057)	0	9,389	5,536
Total commercial related loans	20,537	(14,050)	16	13,802	20,305
Residential mortgage	158	0	0	90	248
Home equity	203	(59)	0	150	294
Other consumer	167	(13)	34	(92)	96
Total consumer related loans	528	(72)	34	148	638
Unallocated	1	0	0	(35)	(34)
Total	$21,066	$(14,122)	$50	$13,915	$20,909

	Allowance for Loan Losses
	January 1, 2019				September 30, 2019
(dollars in thousands)	Balance	Charge-offs	Recoveries	Provision	Balance
Builder & developer	$2,835	$(8)	$0	$(622)	$2,205
Commercial real estate investor	2,636	0	0	(8)	2,628
Residential real estate investor	3,945	0	9	(30)	3,924
Hotel/Motel	732	0	0	16	748
Wholesale & retail	1,813	(24)	0	1,813	3,602
Manufacturing	1,287	0	0	(6)	1,281
Agriculture	579	0	0	796	1,375
Other commercial	4,063	(46)	0	748	4,765
Total commercial related loans	17,890	(78)	9	2,707	20,528
Residential mortgage	126	0	0	24	150
Home equity	265	(147)	71	25	214
Other consumer	144	(125)	40	101	160
Total consumer related loans	535	(272)	111	150	524
Unallocated	719	0	0	(607)	112
Total	$19,144	$(350)	$120	$2,250	$21,164

The table below shows the allowance amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for September 30, 2020 and December 31, 2019.

	Allowance for Loan Losses			Loans
	Individually	Collectively		Individually	Collectively
	Evaluated For	Evaluated For		Evaluated For	Evaluated For
(dollars in thousands)	Impairment	Impairment	Balance	Impairment	Impairment	Balance
September 30, 2020
Builder & developer	$0	$2,122	$2,122	$579	$163,143	$163,722
Commercial real estate investor	0	2,676	2,676	1,216	199,450	200,666
Residential real estate investor	242	3,694	3,936	3,107	239,495	242,602
Hotel/Motel	0	1,536	1,536	0	78,991	78,991
Wholesale & retail	0	2,419	2,419	238	113,567	113,805
Manufacturing	0	930	930	0	95,906	95,906
Agriculture	534	616	1,150	3,491	74,830	78,321
Other commercial	2,513	3,023	5,536	10,399	370,868	381,267
Total commercial related	3,289	17,016	20,305	19,030	1,336,250	1,355,280
Residential mortgage	0	248	248	152	96,860	97,012
Home equity	0	294	294	575	98,149	98,724
Other consumer	0	96	96	197	23,798	23,995
Total consumer related	0	638	638	924	218,807	219,731
Unallocated	0	(34)	(34)	0	0	0
Total	$3,289	$17,620	$20,909	$19,954	$1,555,057	$1,575,011

December 31, 2019
Builder & developer	$238	$2,025	$2,263	$1,094	$158,218	$159,312
Commercial real estate investor	0	2,565	2,565	1,370	205,857	207,227
Residential real estate investor	1,873	2,759	4,632	5,771	242,198	247,969
Hotel/Motel	0	742	742	0	80,260	80,260
Wholesale & retail	2,537	1,038	3,575	7,457	101,781	109,238
Manufacturing	463	789	1,252	1,135	85,376	86,511
Agriculture	701	603	1,304	2,842	77,877	80,719
Other commercial	1,608	2,596	4,204	5,499	307,872	313,371
Total commercial related	7,420	13,117	20,537	25,168	1,259,439	1,284,607
Residential mortgage	0	158	158	275	94,593	94,868
Home equity	0	203	203	677	100,150	100,827
Other consumer	0	167	167	226	24,607	24,833
Total consumer related	0	528	528	1,178	219,350	220,528
Unallocated	0	1	1	0	0	0
Total	$7,420	$13,646	$21,066	$26,346	$1,478,789	$1,505,135

Note 6—Deposits

The composition of deposits as of September 30, 2020 and December 31, 2019 is shown below. The aggregate amount of demand deposit overdrafts that were reclassified as loans is $15,000 at September 30, 2020, compared to $86,000 at December 31, 2019.

	September 30,	December 31,
(dollars in thousands)	2020	2019
Noninterest bearing demand	$404,125	$273,968
Interest bearing demand	208,288	174,248
Money market	578,255	513,948
Savings	105,045	85,489
Time deposits less than $100	295,424	303,527
Time deposits $100 to $250	186,976	175,477
Time deposits $250 or more	67,760	63,907
Total deposits	$1,845,873	$1,590,564

Note 7—Short-Term Borrowings and Long-Term Debt

Short-term borrowings consist of securities sold under agreements to repurchase, federal funds purchased and other borrowings. At September 30, 2020, the balance of securities sold under agreements to repurchase was $9,309,000 compared to $7,925,000 at December 31, 2019. At September 30, 2020 and December 31, 2019, there were no other short-term borrowings.

The following table presents a summary of long-term debt as of September 30, 2020 and December 31, 2019. PeoplesBank’s long-term debt obligations to the FHLBP are fixed rate instruments. Under terms of a blanket collateral agreement with the FHLBP, the obligations are secured by FHLBP stock and PeoplesBank qualifying loan receivables, principally real estate secured loans.

	September 30,	December 31,
(dollars in thousands)	2020	2019
PeoplesBank’s obligations:
Federal Home Loan Bank of Pittsburgh (FHLBP)
Due March 2020, 1.86%	$0	$10,000
Due June 2020, 1.87%	0	15,000
Due June 2020, 2.70%	0	10,000
Due June 2021, 2.81%	10,000	10,000
Due June 2021, 2.14%	15,000	15,000
Due May 2022, 2.93%	10,000	10,000
Total FHLBP	$35,000	$70,000
Codorus Valley Bancorp, Inc. obligations:
Junior subordinated debt
Due 2034, 2.27%, floating rate based on 3 month
LIBOR plus 2.02%, callable quarterly	3,093	3,093
Due 2036, 1.82% floating rate based on 3 month
LIBOR plus 1.54%, callable quarterly	7,217	7,217
Total junior subordinated debt	$10,310	$10,310
Lease obligations included in long-term debt:
Finance lease liabilities	1,303	1,322
Total long-term debt	$46,613	$81,632

At September 30, 2020 and December 31, 2019, municipal deposit letters of credit issued by the FHLBP on behalf of PeoplesBank naming applicable municipalities as beneficiaries were $42,000,000. The letters of credit took the place of securities pledged to the municipalities for their deposits maintained at PeoplesBank.

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

The components of lease expense were as follows:

	Three months ended
	September 30,
(dollars in thousands)	2020	2019
Operating lease cost	$169	$189

Finance lease cost:
Amortization of right-of-use assets	$12	$17
Interest on lease liability	12	13
Total finance lease cost	$24	$30

Total lease cost	$193	$219

	Nine months ended
	September 30,
(dollars in thousands)	2020	2019
Operating lease cost	$564	$565

Finance lease cost:
Amortization of right-of-use assets	$36	$51
Interest on lease liability	36	39
Total finance lease cost	$72	$90

Total lease cost	$636	$655

Supplemental cash flow information related to leases was as follows:

	Nine months ended
	September 30,
	2020	2019
Operating cash flows from operating leases	$578	$583
Operating cash flows from financing leases	36	39
Financing cash flows from financing leases	19	31

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	186	13
Finance leases	0	0

Amounts recognized as right-of-use assets related to finance leases are included in fixed assets in the accompanying statement of financial position, while related lease liabilities are included in long-term debt. Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2020	2019
Assets:
Operating leases right-of-use assets	$2,534	$3,021
Finance leases assets	1,099	1,134
Total lease assets	$3,633	$4,155

Liabilities:
Operating	$2,669	$3,184
Financing	1,303	1,322
Total lease liabilities	$3,972	$4,506

Weighted Average Remaining Lease Term (years)
Operating leases	5.4	5.6
Finance leases	23.4	24.2

Weighted Average Discount Rate
Operating leases	2.69%	2.72%
Finance leases	3.69%	3.69%

Future minimum payments for financing leases and operating leases as of September 30, 2020 and December 31, 2019 were as follows:

(dollars in thousands:)	September 30, 2020
Year Ending December 31,	Operating Leases	Finance Leases
2020	$171	$19
2021	667	75
2022	604	75
2023	489	75
2024	413	75
Thereafter	508	1,666
Total lease payments	2,852	1,985
Less imputed interest	(183)	(682)
Total	$2,669	$1,303

(dollars in thousands:)	December 31, 2019
Year Ending December 31,	Operating Leases	Finance Leases
2020	$767	$74
2021	706	75
2022	545	75
2023	491	75
2024	413	75
Thereafter	507	1,668
Total lease payments	3,429	2,042
Less imputed interest	(245)	(720)
Total	$3,184	$1,322

Note 9—Regulatory Matters

The Corporation and PeoplesBank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action that, if imposed, could have a material adverse effect on the Corporation’s financial statements. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of September 30, 2020, the Corporation and PeoplesBank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of September 30, 2020 and December 31, 2019, the most recent regulatory notifications categorized PeoplesBank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The table below provides a comparison of the Corporation’s and PeoplesBank’s risk-based capital ratios and leverage ratios to the minimum regulatory requirement for the periods indicated. Minimum amounts and ratios include the full phase in of the capital conservation buffer of 2.5 percent required by the Basel III framework.

			Minimum for Basel III		Well Capitalized
	Actual		Capital Adequacy		Minimum (1)
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Codorus Valley Bancorp, Inc. (consolidated)
at September 30, 2020
Capital ratios:
Common equity Tier 1	$187,741	13.20%	$99,597	7.00%	n/a	n/a
Tier 1 risk based	197,741	13.90	120,939	8.50	n/a	n/a
Total risk based	215,565	15.15	149,396	10.50	n/a	n/a
Leverage	197,741	9.51	83,130	4.00	n/a	n/a

at December 31, 2019
Capital ratios:
Common equity Tier 1	$187,312	12.45%	$105,359	7.00%	n/a	n/a
Tier 1 risk based	197,312	13.11	127,936	8.50	n/a	n/a
Total risk based	216,154	14.36	158,039	10.50	n/a	n/a
Leverage	197,312	10.55	74,820	4.00	n/a	n/a

PeoplesBank, A Codorus Valley Company
at September 30, 2020
Capital ratios:
Common equity Tier 1	$194,064	13.67%	$99,349	7.00%	$92,253	6.50%
Tier 1 risk based	194,064	13.67	120,638	8.50	113,542	8.00
Total risk based	211,844	14.93	149,024	10.50	141,928	10.00
Leverage	194,064	9.35	82,990	4.00	103,737	5.00

at December 31, 2019
Capital ratios:
Common equity Tier 1	$193,421	12.88%	$105,118	7.00%	$97,610	6.50%
Tier 1 risk based	193,421	12.88	127,643	8.50	120,135	8.00
Total risk based	212,220	14.13	157,677	10.50	150,169	10.00
Leverage	193,421	10.36	74,673	4.00	93,341	5.00

(1) To be “well capitalized” under the prompt corrective action provisions in the Basel III framework. “Well capitalized” applies to PeoplesBank only.

Note 10—Shareholders’ Equity

Stock Dividend

Periodically, the Corporation distributes stock dividends on its common stock. The Corporation distributed a 5 percent stock dividend on December 10, 2019, which resulted in the issuance of 463,193 additional shares.

Share Repurchase

The Corporation’s Board of Directors approved a new Share Repurchase Program (“Program”) in March 2020. Under the newly approved Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock. All shares of common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program. During the first quarter of 2020 the Corporation repurchased 5,335 shares at an average price of $16.37. Shortly after the Program began, and in response to COVID-19, the Corporation suspended the Program. There was no activity under the program for the quarter ended September 30, 2020.

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

Note 12—Guarantees

Codorus Valley does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.  Standby letters of credit are written conditional commitments issued by PeoplesBank to guarantee the performance of a client to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to clients.  The Corporation generally holds collateral and/or personal guarantees supporting these commitments.  The Corporation had $15,570,000 of standby letters of credit outstanding on September 30, 2020, compared to $17,253,000 on December 31, 2019. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding letters of credit. The amount of the liability as of September 30, 2020 and December 31, 2019, for guarantees under standby letters of credit issued, was not material. Many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

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

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
September 30, 2020
Securities available-for-sale:
U.S. Treasury notes	$5,021	$5,021	$0	$0
U.S. agency	49,996	0	49,996	0
U.S. agency mortgage-backed, residential	116,936	0	116,936	0
State and municipal	21,224	0	21,224	0
Corporate debt	4,619	0	4,619	0

December 31, 2019
Securities available-for-sale:
U.S. Treasury notes	$9,953	$9,953	$0	$0
U.S. agency	14,923	0	14,923	0
U.S. agency mortgage-backed, residential	108,155	0	108,155	0
State and municipal	26,644	0	26,644	0

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired loans

Impaired loans are those that are accounted for under FASB ASC Topic 310, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These loans are included as Level 3 fair values, based on the lowest level of input that is significant to the fair value measurements. At September 30, 2020, the fair value of impaired loans with a valuation allowance or partial charge-off was $2,553,000, net of valuation allowances of $3,289,000 and partial charge-offs of $134,000. At December 31, 2019 the fair value of impaired loans with a valuation allowance or charge-off was $11,297,000, net of valuation allowances of $7,420,000 and charge-offs of $134,000.

Foreclosed Real Estate

Other real estate property acquired through foreclosure is initially recorded at fair value of the property at the transfer date less estimated selling cost. Subsequently, other real estate owned is carried at the lower of its carrying value or the fair value less estimated selling cost. Fair value is usually determined based on an independent third-party appraisal of the property or occasionally on a recent sales offer. At September 30, 2020, there were no foreclosed real estate assets with a valuation allowance or write-down, and at December 31, 2019, the fair value of foreclosed real estate with a valuation allowance or write-down was $797,000 which is net of write-downs of $617,000.

Mortgage Servicing Rights

Mortgage servicing rights are initially recorded at fair value upon the sale of residential mortgage loans to secondary market investors. The fair value of servicing rights is based on the present value of estimated future cash flows on pools of mortgages stratified by rate and original time to maturity. Mortgage servicing rights are subsequently evaluated for impairment on a quarterly basis. Significant inputs to the valuation include expected cash flow, expected net servicing income, a cash flow discount rate and the expected life of the underlying loans. At September 30, 2020, the fair value of the mortgage servicing rights asset was $548,000. At December 31, 2019, the fair value of the mortgage servicing rights asset was $1,047,000.

		Fair Value Measurements
(dollars in thousands)	Total	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Other Unobservable Inputs
September 30, 2020
Impaired loans	$2,553	$0	$0	$2,553
Mortgage servicing rights	548	0	0	548

December 31, 2019
Impaired loans	$11,297	$0	$0	$11,297
Foreclosed real estate	797	0	0	797
Mortgage servicing rights	1,047	0	0	1,047

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable		Weighted
(dollars in thousands)	Estimate	Techniques	Input	Range	Average
September 30, 2020
Impaired loans	$2,553	Appraisal (1)	Appraisal adjustments (2)	15% -50%	42%
Mortgage Servicing Rights	548	Multiple of annual service fee	Estimated prepayment speed based on rate and term	17.0% - 20.2%	19.4%

December 31, 2019
Impaired loans	$5,991	Appraisal (1)	Appraisal adjustments (2)	15% - 55%	44%

Impaired loans	5,306	Business asset valuation (3)	Business asset valuation adjustments (4)	10% - 73%	70%
Foreclosed real estate	797	Appraisal (1)	Appraisal adjustments (2)	22% - 22%	22%
Mortgage Servicing Rights	1,047	Multiple of annual service fee	Estimated prepayment speed based on rate and term	7.9% - 8.9%	8.7%

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

The following presents the carrying amounts and estimated fair values of the Corporation’s financial instruments as of September 30, 2020 and December 31, 2019.

			Fair Value Estimates
			(Level 1)	(Level 2)	(Level 3)
			Quoted Prices	Significant	Significant
			in Active	Other	Other
	Carrying	Estimated	Markets for	Observable	Unobservable
(dollars in thousands)	Amount	Fair Value	Identical Assets	Inputs	Inputs
September 30, 2020
Financial assets
Cash and cash equivalents	$241,509	$241,509	$241,509	$0	$0
Securities available-for-sale	197,796	197,796	5,021	192,775	0
Loans held for sale	13,817	14,854	0	14,854	0
Loans, net	1,554,102	1,559,318	0	0	1,559,318
Interest receivable	8,123	8,123	0	8,123	0

Financial liabilities
Deposits	$1,845,873	$1,851,955	$0	$1,851,955	$0
Short-term borrowings	9,309	9,309	0	9,309	0
Long-term debt (1)	45,310	42,702	0	35,754	6,948
Interest payable	568	568	0	568	0

Off-balance sheet instruments	0	0	0	0	0

December 31, 2019
Financial assets
Cash and cash equivalents	$131,591	$131,591	$131,591	$0	$0
Securities available-for-sale	159,675	159,675	9,953	149,722	0
Restricted investment in bank stocks	4,551	4,551	0	4,551	0
Loans held for sale	11,803	12,460	0	12,460	0
Loans, net	1,484,069	1,472,772	0	0	1,472,772
Interest receivable	5,016	5,016	0	5,016	0

Financial liabilities
Deposits	$1,590,564	$1,582,179	$0	$1,582,179	$0
Short-term borrowings	7,925	7,925	0	7,925	0
Long-term debt (1)	80,310	79,579	0	70,486	9,093
Interest payable	842	842	0	842	0

Off-balance sheet instruments	0	0	0	0	0

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

				Gross amounts Not Offset in
				the Statements of Condition
				Financial Instruments
(dollars in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	U.S. agency mortgage-backed, residential	U.S. agency	Cash Collateral Pledged	Net Amount
September 30, 2020
Repurchase Agreements	$9,309	$0	$9,309	$(9,505)	$0	$0	$(196)

December 31, 2019
Repurchase Agreements	$7,925	$0	$7,925	$(9,601)	$0	$0	$(1,676)

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

COVID – 19 Pandemic

During the third quarter, many businesses and schools found paths to re-open and operate under a “new normal” while following state and national guidelines to mitigate the spread of the virus. COVID-19 cases in the Company’s Pennsylvania and Maryland markets were relatively steady throughout the third quarter.

The PeoplesBank Crisis Management Team continues to monitor the situation and is meeting bi-weekly to manage the changing dynamics of COVID-19.

In addition to the virus, social unrest has had an occasional impact in some of the Company’s local urban markets. This has precipitated the need to reinforce security protocols and asset management practices.

Associates

Approximately 40 percent of the Company’s associates continue to work off-premise. A phased approach and a comprehensive plan to safely return associates working remotely has been developed, and will be implemented as the number of COVID-19 cases decline. At the time of this release, two client-facing associates have tested positive for COVID-19 since the start of the pandemic. A detailed protocol for safeguarding the safety of associates and clients has been followed, including notifying clients who may have come into contact with an associate who has tested positive.

Re-Opening

By late September, the final five Financial Center lobbies re-opened. At the time of this release, all Financial Centers are operating with normal drive-thru hours and modified lobby hours. Additional lobby protocols including the use of a lobby manager to screen and limit the number of clients within the lobby continue.

All Retirement Community Office lobbies also remain open by appointment only with several modifications to ensure the safety of clients and associates. Three Loan Production Offices (Hanover, Centerville, and Bel Air) remain closed.

Client Hardship

PeoplesBank continues to responsibly and prudently extend credit to qualified borrowers. As of September 30th, PeoplesBank has processed approximately 1,329 SBA Paycheck Protection Program (PPP) loans totaling $181.9 million. The majority of these loans (83 percent) were supporting small businesses with loan amounts below $150,000. PeoplesBank offered several free PPP forgiveness webinars in the third quarter tailored specifically for PPP borrowers to provide an overview of the PPP forgiveness process.

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

Three Months Ended September 30, 2020 vs. Three Months Ended September 30, 2019

FINANCIAL HIGHLIGHTS

The Corporation’s net income (earnings) was $3,624,000 for the quarter ended September 30, 2020, as compared to $5,203,000 for the quarter ended September 30, 2019, a decrease of $1,579,000 or 30 percent.

•Net interest income for the third quarter of 2020 decreased $1,032,000 or 6 percent below the same period in 2019, primarily due to lower rates of interest on loans and interest bearing deposits with banks, partially offset by lower rates on interest bearing demand deposits in the third quarter 2020 as compared to the third quarter 2019.

•The Corporation’s net interest margin (tax-equivalent basis) for the third quarter 2020 was 3.01 percent, compared to 3.60 percent for the third quarter 2019. The net interest margin contraction was a result of lower rates on interest bearing deposits with banks and lower rates on loans, partially offset by lower rates on interest bearing demand deposits.

•The provision for loan losses for the third quarter 2020 was $1,930,000, as compared to no provision for the third quarter 2019. The increased provision expense in the third quarter 2020 was attributed primarily to partial charge offs arising from two commercial lending relationships. The partial charge offs did not exceed the specific reserve allocation for the relationships, however, it did increase the historical loss factor in the allowance for loan loss analysis. The reduction in specific reserve allocation was offset by an increase to the specific reserve allocation for one commercial lending relationship. In addition, changes in the external environment created by COVID-19 caused management to increase the qualitative factors for certain loan segments in the allowance for loan loss analysis, which resulted in additional provision for loan losses in the quarter. Both periods supported adequate allowance for loan loss coverage, however, changing economic conditions associated with the COVID-19 pandemic may require future adjustments. The allowance as a percentage of total loans was 1.33 percent at September 30, 2020 as compared to 1.40 percent at December 31, 2019 and 1.42 percent at September 30, 2019.

•Noninterest income for the third quarter 2020 increased $771,000 or 22 percent compared to the third quarter 2019. Trust and investment service fees and mutual fund, annuity and insurance sales and gain on sales from loans held for sale increased in 2020, offset by a decrease in other income.

•Noninterest expense in the third quarter 2020 was $222,000 or 2 percent lower than the third quarter 2019. Lower personnel costs, marketing and charitable donations accounted for a majority of the decrease. The decrease was partially offset by an increase in FDIC insurance and debit card processing.

•The provision for income taxes for the third quarter 2020 decreased by $390,000 or 27 percent as compared to the third quarter 2019 as a result of the lower income before taxes in the third quarter 2020 as compared to the third quarter 2019.

The schedule below presents selected performance metrics for the third quarter of both 2020 and 2019. Per share computations include the effect of stock dividends, including the most recent, a 5 percent stock dividend distributed in the fourth quarter of 2019.

	Three months ended
	September 30,
	2020	2019
Basic earnings per share	$0.37	$0.53
Diluted earnings per share	$0.37	$0.52
Cash dividend payout ratio	27.01%	28.99%
Return on average assets	0.70%	1.12%
Return on average equity	7.47%	10.98%
Net interest margin (tax equivalent basis)	3.01%	3.60%
Net overhead ratio	1.61%	2.01%
Efficiency ratio	65.27%	65.48%
Average equity to average assets	9.31%	10.16%

A more detailed analysis of the factors and trends affecting the Corporation’s earnings and financial position follows.

INCOME STATEMENT ANALYSIS

Net Interest Income

Unless otherwise noted, this section discusses interest income and interest expense amounts as reported in the Consolidated Statements of Income, which are not presented on a tax equivalent basis.

Net interest income for the quarter ended September 30, 2020 was $14,981,000, a decrease of $1,032,000 or 6 percent compared to net interest income of $16,013,000 for the third quarter 2019. The decrease was primarily attributable to lower rates of interest on loans and interest bearing deposits with banks, partially offset by lower rates on interest bearing demand deposits in the third quarter 2020 as compared to the third quarter 2019.

The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 3.01 percent for the third quarter 2020 compared to the 3.60 percent for the third quarter 2019. The net interest margin contraction was a result of lower rates on interest bearing deposits with banks and lower interest rates on loans, partially offset by lower rates on interest bearing demand deposits.

Total interest income for the third quarter 2020 totaled $18,411,000, a decrease of $3,055,000 or 14 percent below the amount of total interest income for the third quarter 2019. The change was primarily a result of lower rates on interest bearing deposits with banks and lower rates on commercial loans, partially offset by a higher volume of commercial loans.

Interest and dividend income on investments decreased $252,000 or 25 percent in the third quarter 2020 compared to the same period in 2019. The average balance of the investment securities portfolio decreased $1,646,000 or 1 percent when comparing the third quarter 2020 to the same period in 2019. The tax-equivalent yield on investments for the third quarter 2020 was 1.93 percent or 61 basis points lower than the 2.54 percent experienced in the third quarter 2019.

Interest income on loans decreased $2,258,000 or 11 percent in the third quarter 2020 compared to the same period in 2019. The average balance of outstanding loans, primarily commercial loans, increased approximately $103,492,000 or 7 percent comparing the third quarter 2020 to the same period in 2019. Lower rates on the loan portfolio were the primary driver of the decrease in interest income on loans, which was partially offset by a higher volume of commercial loans. The tax-equivalent yield on loans for the third quarter 2020 was 4.38 percent or 89 basis points less than the 5.27 percent experienced in the third quarter 2019.

Total interest expense for the third quarter 2020 was $3,430,000, a decrease of $2,023,000 or 37 percent as compared to total interest expense of $5,453,000 for the third quarter 2019. The change was primarily the result of a decrease in the cost of interest bearing demand deposits.

Interest expense on deposits decreased $1,704,000 or 35 percent in the third quarter 2020 compared to the same period in 2019. The average rate paid on interest bearing deposits was 0.87 percent in the third quarter 2020 or 61 basis points lower than the average rate paid of 1.48 percent in the third quarter 2019. The average balance of interest bearing deposits for the third quarter 2020 increased by $129,626,000 or 10 percent compared to the third quarter 2019. Also, the Corporation experienced favorable growth in noninterest-bearing deposits, with the average volume for the third quarter 2020 increasing 52 percent to $402,648,000 as compared to $264,550,000 for the third quarter 2019. The increase was primarily related to deposits associated with the origination of Paycheck Protection Program (PPP) loans.

For the third quarter 2020 interest expense on borrowings decreased $319,000 or 50 percent compared to the third quarter 2019. Short-term borrowings consisting of repurchase agreements and other short-term borrowings averaged $9,276,000 for the third quarter 2020, compared to an average balance of $8,571,000 for the third quarter 2019. The rate on average short-term borrowings for the third quarter 2020 was 0.39 percent, a decrease as compared to a rate of 0.51 percent for the third quarter 2019. Long-term debt, primarily from the Federal Home Loan Bank of Pittsburgh (FHLBP), averaged $49,379,000 for the third quarter 2020 and $99,448,000 for the third quarter 2019. For the third quarter 2020, the rate on average long-term borrowings was 2.50 percent, the same as compared to a rate of 2.50 percent for the third quarter 2019.

Table 1-Average Balances and Interest Rates (tax equivalent basis)

	Three months ended September 30,
	2020			2019
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$221,701	$57	0.10%	$109,636	$602	2.18%
Investment securities:
Taxable	143,448	652	1.81	138,390	865	2.48
Tax-exempt	19,635	141	2.86	26,339	188	2.83
Total investment securities	163,083	793	1.93	164,729	1,053	2.54

Loans:
Taxable (1)	1,591,152	17,528	4.38	1,484,676	19,764	5.28
Tax-exempt	7,358	77	4.16	10,342	104	3.99
Total loans	1,598,510	17,605	4.38	1,495,018	19,868	5.27
Total earning assets	1,983,294	18,455	3.70	1,769,383	21,523	4.83
Other assets (2)	101,859			95,081
Total assets	$2,085,153			$1,864,464
Liabilities and Shareholders' Equity
Deposits:
Interest bearing demand	$767,579	$525	0.27%	$678,156	$1,955	1.14%
Savings	104,015	15	0.06	85,015	21	0.10
Time	548,865	2,571	1.86	527,662	2,839	2.13
Total interest bearing deposits	1,420,459	3,111	0.87	1,290,833	4,815	1.48
Short-term borrowings	9,276	9	0.39	8,571	11	0.51
Long-term debt	49,379	310	2.50	99,448	627	2.50
Total interest bearing liabilities	1,479,114	3,430	0.92	1,398,852	5,453	1.55

Noninterest bearing deposits	402,648			264,550
Other liabilities	9,311			11,592
Shareholders' equity	194,080			189,470

Total liabilities and
shareholders' equity	$2,085,153			$1,864,464
Net interest income (tax equivalent basis)		$15,025			$16,070
Net interest margin (3)			3.01%			3.60%
Tax equivalent adjustment		(44)			(57)
Net interest income		$14,981			$16,013

(1)Average balance includes average nonaccrual loans of $18,939,000 for 2020 and $24,392,000 for 2019.

Interest includes net loan fees of $1,462,000 for 2020 and $739,000 for 2019.

(2)Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.

(3)Net interest income (tax equivalent basis) annualized as a percentage of average earning assets.

Table 2-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Three months ended
	September 30,
	2020 vs. 2019
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$615	$(1,160)	$(545)
Investment securities:
Taxable	28	(241)	(213)
Tax-exempt	(48)	1	(47)
Loans:
Taxable	2,131	(4,367)	(2,236)
Tax-exempt	(30)	3	(27)
Total interest income	2,696	(5,764)	(3,068)
Interest Expense
Deposits:
Interest bearing demand	224	(1,654)	(1,430)
Savings	5	(11)	(6)
Time	114	(382)	(268)
Short-term borrowings	1	(3)	(2)
Long-term debt	(293)	(24)	(317)
Total interest expense	51	(2,074)	(2,023)
Net interest income (tax equivalent basis)	$2,645	$(3,690)	$(1,045)

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

The provision for loan losses is an expense charged to earnings to cover the estimated losses attributable to uncollected loans. The provision reflects management’s judgment of an appropriate level for the allowance for loan losses. Provision for loan losses for the third quarter 2020 was $1,930,000, a $1,930,000 increase as compared to no provision for the third quarter 2019. The increased provision expense in the third quarter 2020 was attributed primarily to partial charge offs arising from two commercial lending relationships. The partial charge offs did not exceed the specific reserve allocation for the relationships, however, it did increase the historical loss factor in the allowance for loan loss analysis. The reduction in specific reserve allocation was offset by an increase to the specific reserve allocation for one commercial lending relationship. In addition, changes in the external environment created by COVID-19 caused management to increase the qualitative factors for certain loan segments in the allowance for loan loss analysis, which resulted in additional provision for loan losses in the quarter. Both periods supported adequate allowance for loan loss coverage, however, changing economic conditions associated with the COVID-19 pandemic may require future adjustments. The allowance as a percentage of total loans was 1.33 percent at September 30, 2020, as compared to 1.40 percent at December 31, 2019 and 1.42 percent at September 30, 2019.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 51.

Noninterest Income

The following table presents the components of total noninterest income for the third quarter 2020, compared to the third quarter 2019.

Table 3 - Noninterest income

	Three months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2020	2019	$	%

Trust and investment services fees	$992	$921	$71	8%
Income from mutual fund, annuity and insurance sales	287	255	32	13
Service charges on deposit accounts	1,182	1,239	(57)	(5)
Income from bank owned life insurance	286	301	(15)	(5)
Other income	215	443	(228)	(51)
Gain on sales of loans held for sale	1,282	312	970	311
Gain on sales of securities	0	2	(2)	*nm
Total noninterest income	$4,244	$3,473	$771	22%

*nm – not meaningful

The discussion that follows addresses changes in selected categories of noninterest income.

Other income—The $228,000 or 51 percent decrease in other income is due to lower swap fee referrals during the third quarter 2020 compared to the third quarter 2019.

Gain on sales of loans held for sale—The $970,000 or 311 percent increase in gain on sales of loans was due to the sale of a larger volume of the mortgage loans to the secondary market during the third quarter 2020 compared to the third quarter 2019.

Noninterest Expense

The following table presents the components of total noninterest expense for the third quarter 2020, compared to the third quarter 2019.

Table 4 - Noninterest expense

	Three months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2020	2019	$	%

Personnel	$7,470	$7,849	$(379)	(5)%
Occupancy of premises, net	805	865	(60)	(7)
Furniture and equipment	856	787	69	9
Postage, stationery and supplies	160	190	(30)	(16)
Professional and legal	298	272	26	10
Marketing	352	441	(89)	(20)
FDIC insurance	325	5	320	*nm
Debit card processing	344	263	81	31
Charitable donations	65	337	(272)	(81)
Telecommunications	122	124	(2)	(2)
External data processing	631	649	(18)	(3)
Gain on foreclosed real estate, including provision for losses	3	10	(7)	(70)
Impaired loan carrying costs	128	14	114	*nm
Other	1,070	1,045	25	2
Total noninterest expense	$12,629	$12,851	$(222)	(2)%

*nm – not meaningful

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $379,000 or 5 percent decrease in personnel expense is primarily the result of a lower actual medical claims expense in 2020 compared to the prior period.

Postage, stationery and supplies—The $30,000 or 16 percent decrease in postage, stationery and supplies expense is attributed to additional postage expense during the third quarter 2019.

Marketing—The $89,000 or 20 percent decrease in marketing expense is attributed to marketing campaigns delayed in 2020 due to the COVID-19 pandemic.

FDIC insurance—The $320,000 increase in FDIC insurance expense is attributed to the recognition of small bank assessment credits in the third quarter 2019.

Charitable donations—The $272,000 or 81 percent decrease in charitable donations expense is attributed to a delay in charitable donations due to the COVID-19 pandemic.

Impaired loan carrying costs—The $114,000 increase in impaired loan carrying costs expense is primarily attributed to expenses associated with impaired loans such as real estate taxes.

Provision for Income Taxes

The provision for income taxes for the third quarter 2020 was $1,042,000, a decrease of $390,000 or 27 percent as compared to the third quarter 2019. The decrease was attributed to lower pre-tax net income for the third quarter 2020 compared to the third quarter 2019. The effective tax rate for the three months ended September 30, 2020 was 22.3 percent and the effective tax rate for the three months ended September 30, 2019 was 21.6 percent. The effective tax rate differs from the statutory tax rate primarily due to the impact of certain elements with specific tax benefits, including tax-exempt income, such as income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance.

Nine Months Ended September 30, 2020 vs. Nine Months Ended September 30, 2019

financial highlights

The Corporation’s net income (earnings) was $3,685,000 for the first nine months of 2020 compared to $14,153,000 for the first nine months of 2019, a decrease of $10,468,000 or 74 percent.

•Net interest income for the first nine months of 2020 decreased $2,539,000 or 5 percent below the first nine months of 2019, primarily due to lower rates on interest bearing deposits with banks and lower rates on loans, partially offset by lower rates on interest bearing demand deposits over the previous period.

•The Corporation’s net interest margin (tax-equivalent basis) for the nine months ended September 30, 2020 was 3.17 percent, compared to 3.68 percent for the first nine months of 2019. The net interest margin contraction was a result of lower rates on interest bearing deposits with banks, lower rates on loans, partially offset by lower rates on interest bearing demand deposits.

•The provision for loan losses for the first nine months of 2020 was $13,915,000 an $11,665,000 increase as compared to a provision of $2,250,000 for the first nine months of 2019. The increased provision expense in 2020 was primarily due to partial charge offs on commercial lending relationships. Although some of the lending relationships did have specific reserve allocations to adequately cover the partial charge off, historical loss factors were negatively impacted which increased the provision expense. One partial charge off in the first quarter 2020 did not have a specific reserve allocation, which also increased provision expense. In addition, changes in the external environment created by COVID-19 caused management to increase the qualitative factors for certain loan segments in the allowance for loan loss analysis, which resulted in additional provision for loan losses during the year. The provision for both periods supported adequate allowance for loan loss coverage, however, changing economic conditions associated with the COVID-19 pandemic may require future adjustments. The allowance as a percentage of total loans was 1.33 percent at September 30, 2020, as compared to 1.40 percent at December 31, 2019, and 1.42 percent at September 30, 2019.

•Noninterest income for the first nine months of 2020 increased $864,000 or 8 percent compared to the first nine months of 2019. Contributing to the rise in noninterest income were gain on sales of loans held for sale. A decline in other income partially offset the increase.

•Noninterest expense for the first nine months of 2020 was $38,078,000 compared to $37,916,000 for the first nine months of 2019. The increase was primarily attributable to higher professional and legal, FDIC insurance and impaired loans carrying costs. Offsetting some of the increase were declines in marketing, charitable donations and gains on foreclosed real estate.

•The provision for income taxes for the first nine months of 2020 decreased $3,034,000 or 80 percent as compared to the first nine months of 2019 as a result of lower income before taxes in the first nine months of 2020 compared to the first nine months of 2019.

On September 30, 2020, the Corporation’s total assets were $2.11 billion, an increase of 12 percent since December 31, 2019. The increase was primarily attributed to loan growth, specifically loans associated with the Paycheck Protection Program (PPP).

The Corporation’s capital level remained sound as evidenced by regulatory capital ratios that exceed current regulatory requirements for well capitalized institutions. As of September 30, 2020, the Corporation’s capital calculations and ratios reflect full compliance with the Basel III regulatory capital framework, which became effective on January 1, 2015.

The schedule below presents selected performance metrics for the first nine months of both 2020 and 2019. Per share computations include the effect of stock dividends, including the most recent, 5 percent stock dividend distributed in the fourth quarter of 2019.

	Nine months ended
	September 30,
	2020	2019
Basic earnings per share	$0.38	$1.43
Diluted earnings per share	$0.38	$1.42
Cash dividend payout ratio	111.32%	32.03%
Return on average assets	0.24%	1.03%
Return on average equity	2.54%	10.17%
Net interest margin (tax equivalent basis)	3.17%	3.68%
Net overhead ratio	1.78%	2.00%
Efficiency ratio	67.07%	64.72%
Average equity to average assets	9.59%	10.11%

A more detailed analysis of the factors and trends affecting the Corporation’s earnings and financial position follows.

INCOME STATEMENT ANALYSIS

Net Interest Income

Net interest income for the nine months ended September 30, 2020 was $45,248,000, a decrease of $2,539,000 or 5 percent compared to net interest income of $47,787,000 for the first nine months of 2019. The decrease was primarily attributable to lower rates on interest bearing deposits with banks and lower rates on loans, partially offset by lower rates on interest bearing demand deposits over the previous period.

The Corporation’s net interest margin, computed as interest income (tax-equivalent basis) annualized as a percentage of average interest earning assets, was 3.17 percent for the first nine months of 2020, representing an decrease compared to the 3.68 percent net interest margin for the first nine months of 2019. The net interest margin contraction was a result of lower rates on interest bearing deposits with banks, lower rates on loans, partially offset by lower rates on interest bearing demand deposits.

Total interest income for the first nine months of 2020 totaled $57,438,000, a decrease of $6,439,000 or 10 percent below the amount of total interest income for the first nine months of 2019. The change was primarily a result of a decrease in loan interest income due to lower rates on commercial loans and lower rates on interest bearing deposits with banks.

Interest income on loans decreased $5,098,000 or 9 percent in the first nine months of 2020 compared to the same period in 2019. The average balance of outstanding loans increased approximately $72,498,000 or 5 percent in the first nine months of 2020 compared to the first nine months of 2019, reflecting commercial loan growth between the two periods.

Investment income for the first nine months of 2020 decreased $316,000 or 10 percent compared to the first nine months of 2019. The tax-equivalent yield on investments for the first nine months of 2020 was 2.28 percent or 37 basis points lower than the 2.65 percent experienced during the first nine months of 2019.

Total interest expense for the first nine months of 2020 was $12,190,000, a decrease of $3,900,000 or 24 percent as compared to total interest expense of $16,090,000 for the first nine months of 2019. The change in interest expense was primarily a result of a decrease in the cost of interest bearing demand deposits.

Interest expense on deposits decreased $3,163,000 or 23 percent in the first nine months of 2020 compared to the same period in 2019. The change was due primarily to a decrease in the cost of interest bearing demand deposits. The average balance of interest-bearing deposits for the first nine months of 2020, primarily in lower cost core deposits, increased by $118,273,000 or 9 percent compared to the average for the first nine months of 2019. The average rate paid on interest-bearing deposits in the first nine months of 2020 was 1.05 percent, a decrease from the average rate of 1.48 percent paid on interest-bearing deposits during the first nine months of 2019. Also, the Corporation experienced favorable growth in noninterest-bearing deposits, with the average volume for the first nine months of 2020 increasing to $349,717,000, as compared to $255,691,000 for the first nine months of 2019. The increase was primarily related to deposits associated with the origination of Paycheck Protection Program (PPP) loans.

Interest expense on borrowings for the first nine months of 2020 decreased 36 percent compared to the first nine months of 2019, due to a lower volume of long-term debt. Outstanding long-term debt, consisting primarily of Federal Home Loan Bank of Pittsburgh (FHLBP) advances, averaged $66,754,000 for the first nine months of 2020, compared to an average balance of approximately $108,493,000 for the same period of 2019. The rate on average long-term debt for the first nine months of 2020 was 2.55 percent, an increase as compared to the rate of 2.47 percent for the same period of 2019.

Table 5-Average Balances and Interest Rates (tax equivalent basis)

	Nine months ended September 30,
	2020			2019
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Interest bearing deposits with banks	$183,152	$497	0.36%	$87,959	$1,522	2.31%
Investment securities:
Taxable	142,406	2,328	2.18	128,533	2,492	2.59
Tax-exempt	21,499	474	2.95	30,784	660	2.87
Total investment securities	163,905	2,802	2.28	159,317	3,152	2.65

Loans:
Taxable (1)	1,558,421	53,996	4.63	1,485,177	59,080	5.32
Tax-exempt	9,754	297	4.07	10,500	313	3.99
Total loans	1,568,175	54,293	4.62	1,495,677	59,393	5.31
Total earning assets	1,915,232	57,592	4.02	1,742,953	64,067	4.91
Other assets (2)	99,283			92,883
Total assets	$2,014,515			$1,835,836
Liabilities and Shareholders' Equity
Deposits:
Interest bearing demand	$736,686	$2,476	0.45%	$678,104	$6,372	1.26%
Savings	96,385	50	0.07	86,158	64	0.10
Time	551,617	8,362	2.02	502,153	7,615	2.03
Total interest bearing deposits	1,384,688	10,888	1.05	1,266,415	14,051	1.48
Short-term borrowings	8,188	29	0.47	7,698	31	0.54
Long-term debt	66,754	1,273	2.55	108,493	2,008	2.47
Total interest bearing liabilities	1,459,630	12,190	1.12	1,382,606	16,090	1.56

Noninterest bearing deposits	349,717			255,691
Other liabilities	11,876			12,023
Shareholders' equity	193,292			185,516

Total liabilities and
shareholders' equity	$2,014,515			$1,835,836
Net interest income (tax equivalent basis)		$45,402			$47,977
Net interest margin (3)			3.17%			3.68%
Tax equivalent adjustment		(154)			(190)
Net interest income		$45,248			$47,787

(1)Average balance includes average nonaccrual loans of $23,728,000 for 2020 and $22,515,000 for 2019.

Interest includes net loan fees of $3,471,000 for 2020 and $2,010,000 for 2019.

(2)Average balance includes average bank owned life insurance, foreclosed real estate and unrealized holding gains (losses) on investment securities.

(3)Net interest income (tax equivalent basis) annualized as a percentage of average interest earning assets.

Table 6-Rate/Volume Analysis of Changes in Net Interest Income (tax equivalent basis)

	Nine months ended
	September 30,
	2020 vs. 2019
	Increase (decrease) due to change in*
(dollars in thousands)	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$1,647	$(2,672)	$(1,025)
Investment securities:
Taxable	221	(385)	(164)
Tax-exempt	(168)	(18)	(186)
Loans:
Taxable	4,161	(9,245)	(5,084)
Tax-exempt	(22)	6	(16)
Total interest income	5,839	(12,314)	(6,475)
Interest Expense
Deposits:
Interest bearing demand	440	(4,336)	(3,896)
Savings	8	(22)	(14)
Time	750	(3)	747
Short-term borrowings	2	(4)	(2)
Long-term debt	(712)	(23)	(735)
Total interest expense	488	(4,388)	(3,900)
Net interest income (tax equivalent basis)	$5,351	$(7,926)	$(2,575)

*Changes which are due to both volume and rate are allocated in proportion to their relationship to the amount of change attributed directly to volume or rate.

Provision for Loan Losses

For the first nine months of 2020, the provision for loan losses was $13,915,000, as compared to a provision of $2,250,000 for the first nine months of 2019, an increase of $11,665,000. The increased provision expense in 2020 was primarily due to partial charge offs on commercial lending relationships. Although some of the lending relationships did have specific reserve allocations to adequately cover the partial charge off, historical loss factors were negatively impacted which increased the provision expense. One partial charge off in the first quarter 2020 did not have a specific reserve allocation, which also increased the provision expense. In addition, changes in the external environment created by COVID-19 caused management to increase the qualitative factors for certain loan segments in the allowance for loan loss analysis, which resulted in additional provision for loan losses during the year. The provision for both periods supported adequate allowance for loan loss coverage, however, changing economic conditions associated with the COVID-19 pandemic may require future adjustments. The allowance as a percentage of total loans was 1.33 percent at September 30, 2020, as compared to 1.40 percent at December 31, 2019, and 1.42 percent at September 30, 2019.

More information about the allowance for loan losses can be found in this report under the caption Allowance for Loan Losses on page 51.

Noninterest Income

The following table presents the components of total noninterest income for the first nine months of 2020, compared to the first nine months of 2019.

Table 7 - Noninterest income

	Nine months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2020	2019	$	%

Trust and investment services fees	$2,932	$2,642	$290	11%
Income from mutual fund, annuity and insurance sales	797	786	11	1
Service charges on deposit accounts	3,287	3,605	(318)	(9)
Income from bank owned life insurance	851	960	(109)	(11)
Other income	1,136	1,497	(361)	(24)
Gain on sales of loans held for sale	2,134	849	1,285	151
Gain (loss) on sales of securities	65	(1)	66	*nm
Total noninterest income	$11,202	$10,338	$864	8%

*nm – not meaningful

The discussion that follows addresses changes in selected categories of noninterest income.

Other income—The $361,000 or 24 percent decrease in other income is primarily the result of lower swap referral fees in 2020 compared to the prior period.

Gain on sales of loans held for sale—The $1,285,000 or 151 percent increase in gain on sales of loans is due to the sale of a larger volume of mortgage loans to the secondary market.

Noninterest Expense

The following table presents the components of total noninterest expense for the first nine months of 2020, compared to the first nine months of 2019.

Table 8 - Noninterest expense

	Nine months ended		Change
	September 30,		Increase (Decrease)
(dollars in thousands)	2020	2019	$	%

Personnel	$22,471	$22,946	$(475)	(2)%
Occupancy of premises, net	2,596	2,728	(132)	(5)
Furniture and equipment	2,550	2,334	216	9
Postage, stationery and supplies	582	549	33	6
Professional and legal	748	603	145	24
Marketing	988	1,164	(176)	(15)
FDIC insurance	664	465	199	43
Debit card processing	1,017	903	114	13
Charitable donations	1,030	1,316	(286)	(22)
Telecommunications	387	380	7	2
External data processing	2,039	1,821	218	12
(Gain)/loss on foreclosed real estate, including (recovery of) provision for losses	(170)	144	(314)	(218)
Impaired loan carrying costs	604	145	459	317
Other	2,572	2,418	154	6
Total noninterest expense	$38,078	$37,916	$162	0%

*nm - not meaningful

The discussion that follows addresses changes in selected categories of noninterest expense.

Personnel—The $475,000 or 2 percent decrease in personnel is primarily the result of lower actual medical claims expense in 2020 compared to the prior period.

Professional and legal—The $145,000 or 24 percent increase in professional and legal is primarily due to an increase in CPA and consulting fees.

Marketing—The $176,000 or 15 percent decrease in marketing is primarily attributed to marketing campaigns delayed in 2020 due to the COVID-19 pandemic.

FDIC insurance—The $199,000 or 43 percent increase in FDIC insurance is due to asset growth which results in a higher assessment.

Charitable donations—The $286,000 or 22 percent decrease in charitable donations is attributed to a delay in donations due to the COVID-19 pandemic

(Gain)/loss on foreclosed real estate including, (recovery of) provision for losses—The $314,000 or 218 percent decrease in foreclosed real estate including provision for losses is attributed to the recovery of provision for loss associated with the sale of foreclosed real estate.

Impaired loan carrying costs—The $459,000 or 317 percent increase in impaired loan carrying costs is attributed to the volume of impaired loans and the associated costs to maintain these loans.

Provision for Income Taxes

The income tax benefit for the first nine months of 2020 was $772,000, a decrease of $3,034,000 or 80 percent as compared to the first nine months of 2019. The effective tax benefit for the nine months ended September 30, 2020 was 17.3 percent and the effective tax rate for the nine months ended September 30, 2019 was 21.2 percent. The effective tax rate differs from the statutory tax rate primarily due to the impact of certain elements with specific tax benefits, including tax-exempt income, such as income from tax-exempt investments, tax-exempt loans, and bank-owned life insurance.

BALANCE SHEET REVIEW

Interest Bearing Deposits with Banks

On September 30, 2020, interest bearing deposits with banks totaled $222,143,000, an increase of $111,401,000 or 101 percent, compared to the level at year-end 2019. The increase is primarily the result of the growth in client deposits, offset by loan growth and a decrease in long-term debt.

Investment Securities (Available-for-Sale)

The Corporation’s entire investment securities portfolio is classified available-for-sale, and is comprised primarily of interest-earning debt securities. The overall composition of the Corporation’s investment securities portfolio is provided in Note 2—Securities. On September 30, 2020, the fair value of investment securities available-for-sale totaled $197,796,000, which represented an increase of $38,121,000 as compared to the fair value of investment securities at year-end 2019. Additional investments during the first nine months of 2020 were primarily pledged as collateral to support growth of municipal deposits.

Loans

On September 30, 2020, total loans, net of deferred fees, were $1.55 billion, which was $70,033,000 or 5 percent higher than the level at year-end 2019. The change in volume was due primarily to an increase in PPP loans, which totaled approximately $181 million at September 30, 2020. Commercial loans within the builder and developer, commercial real estate investor and residential real estate investor sectors each represented more than 10 percent of the total portfolio. The composition of the Corporation’s loan portfolio is provided in Note 4—Loans.

Deposits

Deposits are the Corporation’s principal source of funding for earning assets. On September 30, 2020, deposits totaled $1.85 billion, which reflected a $255,309,000 or 16 percent increase compared to the level at year-end 2019. Of the increase in total deposits, $130,157,000 is attributable to noninterest bearing deposits and $125,152,000 is related to growth in interest bearing deposits. The composition of the Corporation’s total deposit portfolio is provided in Note 6—Deposits.

Short-term Borrowings

Short-term borrowings, which consist of securities sold under agreements to repurchase (repurchase agreements), federal funds purchased, and other short-term borrowings, totaled $9,309,000 at September 30, 2020, which reflected a $1,384,000 or 17 percent increase compared to the level at year-end 2019.

Long-term Debt

The Corporation uses long-term borrowings as a secondary funding source for asset growth and to manage interest rate risk. On September 30, 2020, long-term debt totaled $46,613,000 compared to $81,632,000 at year-end 2019. The $35,019,000 decrease is primarily the result of $10,000,000 in FHLBP borrowings that were repaid at maturity during the first quarter 2020 and $25,000,000 in FHLBP borrowings that were repaid at maturity during the second quarter 2020. A listing of outstanding long-term debt obligations is provided in Note 7—Short-Term Borrowings and Long-Term Debt. The composition of the Corporation’s leases is provided in Note 8—Leases.

Shareholders’ Equity and Capital Adequacy

Shareholders’ equity, or capital, enables Codorus Valley to maintain asset growth and absorb losses. Capital adequacy can be affected by a multitude of factors, including profitability, new stock issuances, corporate expansion and acquisitions, dividend policy and distributions, and regulatory mandates. The Corporation’s total shareholders’ equity was approximately $194,261,000 on September 30, 2020, an increase of approximately $3,093,000 or 2 percent compared to the level at year-end 2019.

Cash Dividends on Stock

The Corporation has historically paid cash dividends on its stock on a quarterly basis. The Board of Directors determines the dividend rate after considering the Corporation's capital requirements, current and projected net income, and other relevant factors. As recently announced, the Board of Directors declared a quarterly cash dividend of $0.10 per share on October 13, 2020, payable on November 10, 2020, to shareholders of record at the close of business on October 27, 2020. This cash dividend follows the $0.16 cash dividend distributed in February 2020 and May 2020 as well as the $0.10 cash dividend distributed in August 2020.

Capital Adequacy

The Corporation and PeoplesBank are subject to various regulatory capital requirements administered by banking regulators that involve quantitative guidelines and qualitative judgments. The regulatory capital measures for the Corporation and PeoplesBank as of September 30, 2020 and the minimum capital ratios established by regulators are set forth in Note 9—Regulatory Matters to the financial statements. We believe that both Codorus Valley and PeoplesBank were well capitalized on September 30, 2020 and had no regulatory dividend restrictions (see Note 9—Regulatory Matters to the financial statements).

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

Nonperforming Assets

Nonperforming assets, as shown in the table below, are asset categories that pose the greatest risk of loss. The level of nonperforming assets at September 30, 2020 has decreased by approximately $5,538,000 or 21 percent when compared to year-end 2019. The decrease was primarily the result of a net decrease in nonaccrual loans offset by an increase in accruing loans 90 days or more past due.

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

The paragraphs and table below address significant changes in the nonperforming asset categories as of September 30, 2020 compared to December 31, 2019.

Table 9 - Nonperforming Assets

	September 30,	December 31,
(dollars in thousands)	2020	2019

Nonaccrual loans	$18,507	$24,696
Nonaccrual loans, troubled debt restructurings	0	54
Accruing loans 90 days or more past due	1,782	280
Total nonperforming loans	20,289	25,030
Foreclosed real estate, net of allowance	0	797
Total nonperforming assets	$20,289	$25,827
Accruing troubled debt restructurings	$1,447	$1,596

Total period-end loans, net of deferred fees	$1,574,998	$1,505,135
Allowance for loan losses (ALL)	$20,909	$21,066
ALL as a % of total period-end loans	1.33%	1.40%
Net charge-offs year-to-date, annualized as a % of average total loans	1.20%	0.04%
ALL as a % of nonperforming loans	103.06%	84.16%
Nonperforming loans as a % of total period-end loans	1.29%	1.66%
Nonperforming assets as a % of total period-end
loans and net foreclosed real estate	1.29%	1.72%
Nonperforming assets as a % of total period-end assets	0.96%	1.37%
Nonperforming assets as a % of total period-end
shareholders' equity	10.44%	13.51%

Nonperforming loans

Nonperforming loans consist of nonaccrual loans and accruing loans 90 days or more past due. We generally place a loan on nonaccrual status and cease accruing interest income (i.e., recognize interest income on a cash basis, as long as the loan is sufficiently collateralized) when loan payment performance is unsatisfactory and the loan is past due 90 days or more. A loan is returned to interest accruing status when we determine that circumstances have improved to the extent that all of the principal and interest amounts contractually due are current for at least six consecutive payments and future payments are reasonably assured. Loans past due 90 days or more and still accruing interest represent loans that are contractually past due, but are well collateralized and in the process of collection. As of September 30, 2020, the nonperforming loan portfolio balance totaled $20,289,000, compared to $25,030,000 at year-end 2019, a decrease of $4,741,000. During the first nine months of 2020, loans totaling $17,739,000 were transferred to nonaccrual status, offset by the transfer of loans out of nonaccrual status and payments to loans in nonaccrual status totaling approximately $8,254,000 and charge offs totaling $15,728,000. In addition, 90 day past due loans increased $1,502,000 in the first nine months of 2020. For both periods, the nonperforming portfolio balance was comprised primarily of collateralized commercial loans.

Foreclosed Real Estate

Foreclosed real estate represents real estate acquired to satisfy debts owed to PeoplesBank and is included in the Other Assets category on the Corporation’s balance sheet. As of September 30, 2020 there was no foreclosed real estate compared to $797,000 at year-end 2019. The $797,000 decrease was the result of the disposition of one property totaling $797,000, also impacted by the addition and disposition of one property during the year.

Troubled Debt Restructurings

Troubled debt restructurings pertain to loans whose terms have been modified to include a concession that we would not ordinarily consider due to the debtor’s financial difficulties. Concessions granted under a troubled debt restructuring typically involve a reduction of interest rate lower than the current market rate for new debt with similar risk, the deferral of payments or extension of the stated maturity date. Troubled debt restructurings are evaluated for impairment if they have been restructured during the most recent calendar year, or if they cease to perform in accordance with the modified terms. As of September 30, 2020, the accruing troubled debt restructuring portfolio balance totaled $1,447,000, compared to $1,596,000 at year-end 2019. The $149,000 decrease was the result of principal repayments of $98,000 and a charge-off of $51,000.

As of September 30, 2020, there are 3 modifications remaining for consumer loans totaling approximately $20,000, 12 mortgage loans totaling approximately $4,200,000 and 88 commercial loans totaling approximately $93,100,000 under the CARES Act, which are not considered TDRs.

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

The following table presents an analysis of the activity in the allowance for loan losses for the nine months ended September 30, 2020 and 2019:

Table 10 - Analysis of Allowance for Loan Losses

(dollars in thousands)	2020	2019
Balance-January 1,	$21,066	$19,144

Provision charged to operating expense	13,915	2,250

Loans charged off:
Commercial, financial and agricultural	13,952	78
Real estate - construction and land development	97	0
Consumer and home equity	73	272
Total loans charged off	14,122	350
Recoveries:
Commercial, financial and agricultural	17	9
Consumer and home equity	33	111
Total recoveries	50	120
Net charge-offs	14,072	230
Balance-September 30,	$20,909	$21,164

Ratios:
Annualized net charge-offs as a % of average total loans	1.20%	0.02%
Allowance for loan losses as a % of total period-end loans	1.33%	1.42%
Allowance for loan losses as a % of nonperforming loans	103.06%	65.95%

The provision for loan losses increased $11,665,000 from September 30, 2019 to September 30, 2020. The increased provision expense in 2020 was primarily due to partial charge offs on commercial lending relationships. Although some of the lending relationships did have specific reserve allocations to adequately cover the partial charge off, historical loss factors were negatively impacted which increased the provision expense. One partial charge off in the first quarter 2020 did not have a specific reserve allocation, which also increased the provision expense. In addition, changes in the external environment created by COVID-19 caused management to increase the qualitative factors for certain loan segments in the allowance for loan loss analysis, which resulted in additional provision for loan losses during the year. Both periods supported adequate allowance for loan loss coverage, however, changing economic conditions associated with the COVID-19 pandemic may require future adjustments.

Net charge-offs for the first nine months of 2020 were $14,072,000 compared to $230,000 for the same period in 2019. During the first nine months of 2020, there were $14,122,000 of charge-offs as compared to $350,000 during the same period in 2019. Although the provision expense increased, a portion of the charge-off was part of the specific reserve allocation in the previous two quarters; therefore, the overall allowance as a percentage of total loans decreased in the current period. The risks and uncertainties associated with the COVID-19 pandemic, weak economic and business conditions, or the erosion of real estate values may adversely affect our borrowers’ ability to service their loans, causing significant fluctuations in the level of charge-offs and provision expense from one period to another. The allowance as a percentage of total loans was 1.33 percent at September 30, 2020, as compared to 1.40 percent at December 31, 2019 and 1.42 percent at September 30, 2019. There was no unallocated portion of the allowance as of September 30, 2020, as compared to $112,000 or 0.5 percent of the total allowance as of September 30, 2019.

Liquidity Risk Management

Maintaining adequate liquidity provides the Corporation with the ability to meet financial obligations to depositors, loan clients, employees, and shareholders on a timely and cost effective basis in the normal course of business. Additionally, adequate liquidity provides funds for growth and business opportunities as they arise. Liquidity is generated from transactions relating to both the Corporation's assets and liabilities. The primary sources of asset liquidity are funds received from client loan payments, investment maturities and cash inflows from mortgage-backed securities, and the net proceeds of asset sales. The primary sources of liability liquidity are deposit growth, and funds obtained from short-term borrowings and long-term debt. The Consolidated Statements of Cash Flows, included in this report, present the changes in cash from operating, investing and financing activities. At September 30, 2020, we believe that liquidity was adequate based upon the potential liquidation of unpledged available-for-sale securities with a fair value totaling approximately $9,496,000 and available credit from the Federal Home Loan Bank of Pittsburgh totaling approximately $549,831,000. The Corporation’s loan-to-deposit ratio was approximately 85 percent as of September 30, 2020, 95 percent as of December 31, 2019 and 96 percent as of September 30, 2019.

Off-Balance Sheet Arrangements

The Corporation’s financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist primarily of commitments to grant new loans, unfunded commitments under existing loan facilities, and letters of credit issued under the same standards as on-balance sheet instruments. Unused commitments on September 30, 2020, totaled $555,992,000 and consisted of $464,998,000 in unfunded commitments under existing loan facilities, $75,424,000 to grant new loans and $15,570,000 in letters of credit. Generally these commitments have fixed expiration dates or termination clauses and are for specific purposes. Accordingly, many of the commitments are expected to expire without being drawn upon and, therefore, generally do not present significant liquidity risk to the Corporation or PeoplesBank.

Recent Legislative Developments

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. Since that time banking regulators, the SEC and FASB have all issued additional guidance and clarification on various sections of the CARES Act. Section 4013 of the CARES Act provides the option to not apply ASC 310-40 (TDRs) to a loan modification, related specifically to COVID-19 hardships, including the flexibility to not classify the loan as impaired for accounting purposes. Regulators have encouraged financial institutions to work constructively with borrowers in communities and industries affected by COVID-19 using prudent and proactive actions which are in the best interests of the financial institution, the borrower and the economy. The Corporation’s Board of Directors approved a number of options for loan modifications, including interest deferral, full payment deferral, additional extensions of credit, and SBA loan programs (i.e., Economic Injury Disaster Loans, Paycheck Protection Program). As of September 30, 2020, the Corporation has remaining loan modifications totaling approximately $97 million. The Corporation has been an active participant in the SBA Paycheck Protection Program, with outstanding PPP loans as of September 30, 2020 of approximately $181 million.

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

The following table summarizes the expected impact of interest rate shocks on net interest income as well as the Corporation’s policy limits at each level. All scenarios with the exception of a decrease of 100 basis points were within policy limits at September 30, 2020. The -100 scenario is expected to return within policy limits during 2020.

Change in Interest Rates	Annual Change in Net	% Change in Net	% Change
(basis points)	Interest Income (in thousands)	Interest Income	Policy Limit
+100	$4,641	7.65%	(5.00)%
-100	$(3,690)	(6.08)%	(5.00)%

+200	$10,285	16.96%	(15.00)%
-200	$(6,848)	(11.29)%	(15.00)%

+300	$15,793	26.04%	(25.00)%

+400	$21,342	35.19%	(35.00)%

Item 4. Controls and Procedures

The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Treasurer, of the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive and Chief Financial Officers concluded that, as of September 30, 2020, the Corporation’s disclosure controls and procedures were effective. The Corporation’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A control system, no matter how well conceived and operated, must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There has been no change in the Corporation’s internal control over financial reporting that occurred during the three and nine months ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
	Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
July 1 - September 30, 2020	0	$0	0	$4,912,660

The Corporation’s Board of Directors approved a new Share Repurchase Program (“Program”) in March 2020.  Under the newly approved Program, the Corporation is authorized to repurchase up to $5 million of the Corporation’s issued and outstanding common stock.  All shares of common stock repurchased pursuant to the Program shall be held as treasury shares and be available for use and reissuance for purposes as and when determined by the Board of Directors including, without limitation, pursuant to the Corporation’s Dividend Reinvestment and Stock Purchase Plan and its equity compensation program.  At the beginning of the second quarter 2020, and in response to COVID-19, the Corporation temporarily suspended the Program. There was no activity under the Program for the quarter ended September 30, 2020.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

This Item 4 is not applicable to the Corporation.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for June 30, 2018, filed with the Commission on August 6, 2018)
3.2	Amended By-laws (Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q/A for March 31, 2020, filed with the Commission on May 15, 2020)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – filed herewith.
101

Financial statements from the Quarterly Report on Form 10-Q of Codorus Valley Bancorp, Inc. for the quarter ended September 30, 2020, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholder’s Equity, and (vi) the Notes to Consolidated Financial Statements – filed herewith.

104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Codorus Valley Bancorp, Inc. (Registrant)

November 2, 2020	/s/ Larry J. Miller
Date	Larry J. Miller,
Chairman,President
and Chief Executive Officer (Principal Executive Officer)

November 2, 2020	/s/ Larry D. Pickett
Date	Larry D. Pickett, CPA
Treasurer
(Principal Financial and Accounting Officer)